Form 10-K
period 1993-12-31
PROMUS COMPANIES INC
filed 1994-03-28
CIK 858339

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K
                            ------------------------
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM
                   TO              .

                          COMMISSION FILE NO. 1-10410

                       THE PROMUS COMPANIES INCORPORATED
             (Exact name of registrant as specified in its charter)

               DELAWARE                         I.R.S. NO. 62-1411755
       (State of Incorporation)          (I.R.S. Employer Identification No.)

                                1023 CHERRY ROAD
                            MEMPHIS, TENNESSEE 38117
                    (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (901) 762-8600
                            ------------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                 NAME OF EACH EXCHANGE ON WHICH
TITLE OF EACH CLASS                                       REGISTERED
- -------------------                              ------------------------------
Common Capital Stock, Par Value 1.50 per share*  NEW YORK STOCK EXCHANGE
                                                 MIDWEST STOCK EXCHANGE
                                                 PACIFIC STOCK EXCHANGE
                                                 PHILADELPHIA STOCK EXCHANGE
10 1/2% Senior Notes due 1994 of Embassy         NEW YORK STOCK EXCHANGE
  Suites, Inc.**
11% Subordinated Debentures due 1999 of Embassy  NEW YORK STOCK EXCHANGE
  Suites, Inc.**
8 3/4% Senior Subordinated Notes due 2000 of     NEW YORK STOCK EXCHANGE
  Embassy Suites, Inc.**
10 7/8% Senior Subordinated Notes due 2002 of    NEW YORK STOCK EXCHANGE
  Embassy Suites, Inc.**

- ---------------
 * Common Capital Stock also has special stock purchase rights listed on each of the same exchanges
** Securities guaranteed by Registrant

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X.  No   .

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of $47.50 for Common Stock as reported on the New York Stock Exchange Composite Tape on March 4, 1994, is $4,729,458,007.50.

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 4, 1994.

Common Stock ................................................ 102,330,710 Shares

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement for the 1994 Annual Meeting of Stockholders are incorporated by reference into Part III hereof and portions of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1993, are incorporated by reference into Parts I and II hereof.

    Portions of the definitive Proxy Statement-Prospectus dated December 13,
1989, for the Special Meeting of Stockholders of Holiday Corporation on January 17, 1990, which also constituted an Information Statement of the Company, are incorporated by reference into Part I herein.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Material from The Promus Companies Incorporated (referred to herein, together with its subsidiaries where the context requires, as the "Company" or "Promus") Annual Report to Stockholders for the fiscal year ended December 31, 1993 (the "Annual Report"), is incorporated by reference in Parts I and II hereof where referred to herein. Material from the Company's Proxy Statement, prepared and mailed to stockholders in accordance with Section 14 of the Securities Exchange Act of 1934 (the "Exchange Act") and the rules and regulations of the Securities and Exchange Commission (the "Commission") thereunder, for the Annual Meeting of Stockholders of the Company to be held on April 29, 1994 (the "Proxy Statement"), is incorporated by reference in Part III hereof where referred to therein.

     Material from the Holiday Corporation ("Holiday") Proxy Statement-Prospectus dated December 13, 1989 (the "Special Proxy Statement"), which also constituted an Information Statement of the Company, is incorporated by reference in Part I hereof when and as referred to herein. The Special Proxy Statement was prepared and mailed to Holiday stockholders in accordance with
Section 14 of the Exchange Act and the rules and regulations of the Commission thereunder for the Special Meeting of Stockholders of Holiday held January 17, 1990.

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES.

     The Company is one of the leading casino entertainment and hotel companies in the United States. Its Harrah's casino entertainment division operates 12 casino properties in five states and has additional casino locations under development. The Company's hotel division operates the Embassy Suites, Hampton Inn and Homewood Suites hotel brands. Another hotel brand, Hampton Inn & Suites, was introduced late in 1993.

     Promus was formed in connection with the reorganization of Holiday in February 1990, which involved the acquisition of the Holiday Inn hotel business by Bass Public Limited Company ("Bass"), the transfer of the Harrah's casino entertainment division, the Embassy Suites, Hampton Inn and Homewood Suites hotel divisions and certain other assets to Promus and the distribution of Promus' outstanding stock (the "Spin-off") to Holiday's stockholders (the "Reorganization"). Following the Reorganization, the executive officers of Holiday became the senior management of Promus.

     Promus was incorporated on November 2, 1989, under Delaware law and conducts its hotel and casino entertainment businesses through its wholly-owned subsidiary, Embassy Suites, Inc. ("Embassy"), and Embassy's subsidiaries. The principal asset of Promus is the stock of Embassy, which holds, directly or indirectly through subsidiaries, substantially all of the assets of the Company's businesses. The principal executive offices of Promus are located at 1023 Cherry Road, Memphis, Tennessee 38117, telephone (901) 762-8600.

     Commencing with the fiscal year 1992, the Company changed to a calendar year-end basis. For prior years, the Company's fiscal year ended on the Friday nearest to December 31. Accordingly, fiscal years 1993, 1992 and 1991 ended on December 31, 1993, December 31, 1992, and January 3, 1992, respectively.

     Operating data for the three most recent fiscal years, together with corporate expense, interest expense and other income, is set forth on page 11 of Book Two of the Annual Report. Information as to operating data and identifiable assets applicable to each of the Company's industry segments is set forth on the inside front cover and page 22 of Book Two of the Annual Report. Information regarding mortgages on properties of the Company is set forth on pages 16 and 17 of Book Two of the Annual Report. All of the foregoing pages of Book Two of the Annual Report are incorporated herein by reference.

                              CASINO ENTERTAINMENT

     For information on Casino Entertainment Segment operating results and a discussion of those results, see "Management's Discussion and Analysis--Results of Operations--Casino Entertainment" on pages 6 and 7 of Book Two of the Annual Report and "Operating Results by Segment" on the inside front cover of Book Two of the Annual Report. These pages of Book Two of the Annual Report are incorporated herein by reference.

GENERAL

     Harrah's, an indirect wholly-owned subsidiary of Promus, has been in operation for more than 56 years and is unique among casino entertainment companies in its broad geographic diversification. Harrah's or its subsidiaries (hereinafter referred to as "Harrah's") operates casino hotels in the five traditional U.S. gaming markets of Reno, Lake Tahoe, Las Vegas and Laughlin, Nevada, and Atlantic City, New Jersey. It also operates riverboat casinos in Joliet, Illinois; dockside casinos in Vicksburg and Tunica, Mississippi; and limited stakes casinos in Central City and Black Hawk, Colorado. As of December 31, 1993, Harrah's casino properties had a total of approximately 436,400 square feet of casino space, 12,504 slot machines, 641 table games, 5,348 hotel rooms or suites, approximately 76,000 square feet of convention space, 40 restaurants, four showrooms and three cabarets.

     Harrah's marketing strategy is designed to appeal primarily to the broad middle-market gaming customer segment. Harrah's strategic direction is focused on establishing a well-defined brand identity that communicates a consistent message.

HARRAH'S CASINO HOTEL DIVISION

ATLANTIC CITY

     The Harrah's Atlantic City casino hotel ("Harrah's Atlantic City") has approximately 64,000 square feet of casino space. During 1993, it had the highest gaming revenues and operating profit of the Company's casinos.

     Situated on 21.4 acres in the Marina area of Atlantic City, Harrah's Atlantic City consists of dual 16-story hotel towers with 268 suites and 492 regular rooms and adjoining low rise buildings which house the casino space and the 23,000 square foot convention center. The hotel has eight restaurants, an 850-seat showroom, a pool, health club, teen center with video games, child care facilities and parking for 2,452 cars. The property also has a 107-slip marina. Occupancy at the hotel has averaged over 87% for the past five years.

     Harrah's Atlantic City seeks to provide a comfortable environment for middle and upper middle income customers to enjoy gaming. Most of the casino's customers arrive by car from within a 150-mile radius which includes Philadelphia, New York and Northern New Jersey. Harrah's Atlantic City gears its advertising and promotional campaigns to the "drive-in" market.

LAS VEGAS

     Harrah's Las Vegas is located on approximately 16.4 acres of the Strip in Las Vegas and consists of a 15-floor hotel tower with 488 rooms, a 23-floor hotel tower with 491 rooms, a 32-floor hotel tower with 734 rooms, and adjacent low-rise buildings which house the 15,000 square foot convention center and the casino. The hotel has 1,713 total rooms including 34 suites. The size of the property would permit the Company to expand its facilities if the Company decided that additional capacity were economically desirable in the future.

     The Harrah's Las Vegas complex has approximately 80,000 square feet of casino space, five restaurants, the 525-seat Commander's Theatre, a health club and a heated pool. There are 3,087 parking spaces available, including a substantial portion in a self park garage. Occupancy at the hotel has averaged over 91% for the past five years.

     Harrah's Las Vegas caters to middle income customers. The casino has marketing programs, such as a low-priced, high-volume buffet, which are generally less expensive than the marketing programs at the Company's other casino hotels. The casino's primary feeder markets are the Midwest, California and Canada.

LAKE TAHOE

     Harrah's Lake Tahoe is situated on 22.9 acres near Lake Tahoe and consists of an 18-story tower and adjoining low-rise building which house a 16,500 square foot convention center and approximately 63,200 square feet of casino space. The casino hotel, with 62 suites and 472 luxury rooms, has seven restaurants, the 752-seat South Shore Showroom, a 197-seat cabaret, a health club, a retail shop, heated pool and an arcade. The facility has customer parking for 791 cars in a garage and 1,161 additional spaces in an adjoining lot. Occupancy at the hotel has averaged over 80% for the past five years. A 400-suite Embassy Suites hotel, which is owned by a franchisee and managed by Embassy, provides an additional supply of high-quality guest rooms, conveniently located adjacent to Harrah's Lake Tahoe.

     Harrah's also operates Bill's Lake Tahoe Casino which is located on a 2.1 acre site adjacent to Harrah's Lake Tahoe casino hotel. The casino includes approximately 18,000 square feet of casino space and two casual on-premise restaurants, Bennigan's and McDonald's, operated by non-affiliated restaurant companies.

     Harrah's Lake Tahoe caters to middle and upper income customers and, accordingly, the customer marketing programs, including use of the showroom, are tailored to these segments. Bill's Casino appeals to those customers who enjoy a more casual atmosphere. The primary feeder markets for both casinos are California and the Pacific Northwest.

RENO

     Harrah's Reno, situated on approximately 3.5 acres, consists of a casino hotel complex with a 24-story structure, a 14,500 square foot convention center and 64,300 square feet of casino space. The hotel, with eight suites and 558 rooms, has five restaurants, a snack bar, the 420-seat Sammy's Showroom, a pool, a health club and an arcade. The complex can accommodate 587 cars in a valet parking garage and another 377 cars in a self park garage. In addition to this on-site parking, Harrah's Reno also leases approximately 646 spaces nearby that are available for overflow valet parking. Occupancy at the hotel has averaged approximately 88% for the past five years.

     Harrah's Reno caters primarily to middle and upper income customers. The primary feeder markets for Harrah's Reno are Northern California, the Pacific Northwest and Canada.

LAUGHLIN

     Harrah's Laughlin is located in Laughlin, Nevada on a 44.9 acre site in a natural cove on the Colorado River and features a hotel with 1,658 total rooms including 23 suites, five restaurants and a 90-seat cabaret, all with a south-of-the-border theme. It is the only property in Laughlin with a developed beachfront on the river. Harrah's Laughlin has approximately 47,000 square feet of casino space and approximately 7,000 square feet of convention center space. The facility has customer parking for 2,789 cars and vans, including a covered parking garage, and a park for recreational vehicles. Occupancy at Harrah's Laughlin has averaged over 84% for the last five years. Harrah's Laughlin caters primarily to middle income customers and targets its advertising and promotional campaigns to the "drive-in" market. It is located within a four-hour drive from both the Los Angeles and Phoenix metropolitan areas where a combined total of approximately 15 million people reside.

CENTRAL CITY AND BLACK HAWK

     In December 1993, the Company purchased an approximate 17 percent interest in Eagle Gaming, L.P. ("Eagle"). Eagle owns casinos in Central City and Black Hawk, Colorado, that Harrah's began managing for a fee in December 1993. Both of these casinos are approximately 45 minutes from downtown Denver and offer limited stakes gaming pursuant to Colorado law.

     Harrah's Central City is located in four historic buildings decorated in authentic 1800's Victorian furnishings. The casino, with approximately 11,700 square feet of casino space, 490 slot machines and 13 table games, features the 100 year old Glory Hole Bar and the Gilded Garter Cabaret, with live entertainment, two restaurants and a gift shop.

     Harrah's Black Hawk is located in the historic mining town of Black Hawk, and has approximately 16,100 square feet of casino space, 476 slot machines, 16 table games, a restaurant and a gift shop, on three levels and is decorated in Victorian design reminiscent of the gold rush days in the late 1800's.

     Complimentary shuttle service is available between Harrah's Black Hawk and Harrah's Central City, a distance of approximately one mile.

     The primary feeder market for both casinos is the Denver/Boulder metropolitan area.

RIVERBOAT CASINO ENTERTAINMENT DIVISION

JOLIET

     Harrah's Joliet, the Company's first riverboat casino, opened in May 1993, in downtown Joliet, Illinois, on the Des Plaines River. The modern 210-foot mega-yacht, Harrah's Northern Star, had 20,000 square feet of casino space with 50 table games and 606 slot machines at year end. The riverboat, which has three levels, has the capacity to accommodate more than 1,000 guests per cruise. It offers six cruises per day. Dockside facilities include a pavilion with two restaurants, two lounges, including one with live entertainment, and a retail shop. Parking is available for over 1,200 cars, including a 4-story parking garage with 750 spaces.

     In January 1994, a second riverboat casino, Harrah's Southern Star, was placed into operation in Joliet. This 210-foot long riverboat is designed in the spirit of a traditional 1880's sternwheeler and contains approximately 13,440 square feet of casino space. The tri-level riverboat features a banquet room on its third level, has 365 slot machines, 31 table games, and can accommodate more than 800 guests per cruise. It offers six cruises per day with a seventh cruise offered on Fridays, Saturdays and on holidays. With both riverboats in operation, on a typical weekday Harrah's can serve 10,800 customers each day based on a combined total of 12 excursions. With the opening of the Southern Star, the casino space on the Northern Star was reconfigured to have 31 table games and 565 slot machines.

     A joint venture in which an indirect subsidiary of the Company is the 80 percent general partner, developed and owns the dockside facilities and the Harrah's Northern Star vessel. The Harrah's Southern Star vessel is owned by the Company and is leased to the joint venture. Both of the Joliet riverboat businesses are owned by the joint venture and are operated by Harrah's for a fee.

     The Chicago metropolitan area is the primary feeder market for Harrah's Joliet, with Joliet being only 35 miles from downtown Chicago.

VICKSBURG

     In November 1993, the Company opened a dockside casino entertainment complex in Vicksburg, Mississippi. The complex, which is located in downtown Vicksburg on the Yazoo Diversion Canal of the Mississippi River, includes a 297-foot long stationary riverboat casino designed in the spirit of a traditional 1800's riverboat with approximately 20,000 square feet of casino space, 600 slot machines and 44 table games. The casino is docked next to the Company's shoreside entertainment complex which features a food court, a restaurant/lounge and a retail outlet. Also adjacent to the riverboat is a 117 room Harrah's hotel owned and operated by the Company and two covered parking garages with combined parking for 800 cars. The Company owns the riverboat and holds long-term rights to all real property pertaining to the project.

     The casino's primary feeder markets are western and central Mississippi and eastern Louisiana.

TUNICA

     In November 1993, the Company opened a dockside riverboat casino in Tunica, Mississippi, which is located approximately 25 miles south of downtown Memphis, Tennessee. The stationary riverboat, with a classic antebellum design, has 32,000 square feet of casino space on three levels, with 1,201 slot machines, 54 table games and an entertainment lounge. Adjacent to the riverboat casino is a 30,000 square foot pavilion that houses a 255-seat buffet restaurant, employee facilities and executive offices. On-site parking is available for 1,336 cars with valet parking available.

     The Company owns the constructed facilities and the casino business. It is anticipated that a limited partner will have a 25% minority interest subject to its licensing by regulatory authorities. The underlying land, including adjoining land used for a private access road and a sewage treatment facility, is leased with options to purchase.

     The primary feeder market for Harrah's Tunica is the Memphis metropolitan area.

UNDER DEVELOPMENT

SHREVEPORT

     In March 1993, a partnership in which an indirect subsidiary of the Company is the general partner and Louisiana developers are limited partners, entered into agreements with the City of Shreveport, Louisiana, to develop and operate a casino entertainment complex in that city. The project, which will be managed by Harrah's, will include a 210-foot long riverboat with 19,600 square feet of casino space, an anticipated 760 slot machines and 40 table games, and dockside facilities. The project, when completed and assuming the exercise of the option discussed in the next paragraph, is expected to involve an investment by the Company of approximately $71 million. Construction commenced in third quarter 1993, with opening expected in April 1994.

     The Company is currently a 85.72% partner in the venture which is developing the Shreveport riverboat casino. However, an option agreement has been entered into which could increase the Company's ownership interest in the venture to 96%.

NORTH KANSAS CITY

     The Company entered into agreements with the City of North Kansas City, Missouri, in February 1993 to develop and operate a riverboat casino entertainment center in that city. It is anticipated that the Company will invest approximately $83 million to develop the project, which is currently expected to include a 295-foot long riverboat with 31,600 square feet of casino space with an anticipated 1,225 slot machines and 55 table games, and related shoreside facilities. Construction commenced in

1993 with opening expected in third quarter 1994, subject to receipt of necessary regulatory approvals. The project will be owned and operated by the Company.

     A state-wide referendum is scheduled in Missouri on April 5, 1994, to address the constitutional uncertainty of certain forms of gaming in that state. Local referenda are being held at the same time in the municipalities where the Company's planned riverboats will be located. If the results of the state-wide referendum or either of the local referenda are unfavorable, this could adversely affect the Company's planned riverboat operations in Missouri.

ST. LOUIS RIVERPORT

     Construction is expected to commence in second quarter 1994 on a riverboat casino project along the Missouri River in Maryland Heights, Missouri, in northwest St. Louis County, 16 miles from downtown St. Louis. The 254-foot long 19th-century-design Missouri paddlewheeler riverboat is expected to include approximately 30,000 square feet of casino space with 1,000 slot machines and 55 table games. Completion of the riverboat is projected for fourth quarter 1994 with total project costs estimated at $82 million. Opening of the project is subject to various regulatory approvals. The Company will own and operate the riverboat casino project.

     See "North Kansas City" above concerning a state-wide referendum and local referenda in Missouri to be held on April 5, 1994.

INDIAN GAMING DIVISION

SODAK GAMING, INC.

     The Company owns a 13.8% ownership interest in Sodak Gaming, Inc. ("Sodak"). Under terms of an agreement with International Game Technology ("IGT") expiring in May 1998, Sodak is the exclusive distributor for IGT of its gaming equipment in the states of North Dakota, South Dakota and Wyoming, and on Native American Reservations within the 48 contiguous states, excluding Nevada and New Jersey. The distribution agreement continues from year to year after May 1998, until it is cancelled.

JACKPOT JUNCTION

     The Company currently provides consulting services to the Lower Sioux Indian Nation, the owner of Jackpot Junction Casino, near Morton, Minnesota.

UNDER DEVELOPMENT

AK-CHIN

     In August 1993, the Company entered into management and development agreements with the Ak-Chin Indian Community for a planned $24.7 million casino entertainment facility on the Community's land approximately 25 miles south of Phoenix, Arizona. The planned approximate 72,000 square-foot facility will feature 29,500 square feet of casino space with 475 slot machines, 40 gaming tables, bingo, keno, a simulcast/off-track betting operation, food and beverage outlets, meeting space and retail shops.

     Construction will commence upon receipt of approval by the National Indian Gaming Commission and the Bureau of Indian Affairs, as appropriate, of the management, development and other agreements. The U.S. Department of the Interior has approved the Community's Tribal/State Compact with the State of Arizona. Opening of the project is subject to various regulatory approvals.

     The Company expects to guarantee repayment of bank financing equal to 100 percent of the project cost for the Ak-Chin facility with Sodak providing a guarantee to Promus for one-half of this financing.

LAND-BASED CASINOS UNDER DEVELOPMENT

NEW ORLEANS

     Harrah's New Orleans Investment Company (an indirect wholly-owned subsidiary of the Company) ("Harrah's Investment") is a partner in a two-party partnership that was selected to exclusively negotiate for a contract to own and operate the only land-based casino entertainment facility in New Orleans. Subsequent to such selection, Harrah's Investment and its partner added a third partner to the project and formed a new three-party general partnership under the name Harrah's Jazz Company. Harrah's Investment is a one-third partner in Harrah's Jazz Company. Harrah's Jazz Company plans to construct a new facility called "Harrah's Casino New Orleans" on the site of the present Rivergate Convention Center in downtown New Orleans (the "Rivergate site"), featuring approximately 200,000 square feet of casino space, approximately 6,000 slot machines and 200 table games (the "Permanent Casino").

     Pending the opening of the Permanent Casino, Harrah's Jazz Company plans to open an approximate 76,000 square foot temporary casino in the New Orleans Municipal Auditorium, with approximately 3,000 slot machines and 85 table games (the "Temporary Casino"). It is anticipated that the Temporary Casino will open in the third quarter 1994, and the Permanent Casino is expected to open approximately one year after the opening of the Temporary Casino. (The Temporary Casino and the Permanent Casino are sometimes referred to herein as the "New Orleans Gaming Facilities".) The sites for the New Orleans Gaming Facilities have been leased from the City of New Orleans. The construction and opening of both casinos are subject to the securing of financing and receipt of necessary regulatory and other governmental approvals, including execution of a casino operating contract, or license, from the State of Louisiana.

     The total project cost is expected to be $720 million, which is expected to be financed through a combination of partner capital contributions, public debt securities and bank debt. Promus' total capital contribution to this project is expected to be approximately $23.3 million. An indirect wholly-owned subsidiary of the Company will manage the operations for a fee. In exchange for a fee to be paid by Harrah's Jazz Company, the Company will agree to guarantee the completion of the New Orleans Gaming Facilities, subject to certain exceptions and qualifications.

     Harrah's Jazz Company has filed a Form S-1 Registration Statement with the Commission to register $425 million of public debt securities to finance a significant portion of the development of the New Orleans Gaming Facilities. The Form S-1 Registration Statement, which includes a description of various risk factors that could affect the development and operations of the New Orleans Gaming Facilities, has not yet been declared effective.

     Litigation was instituted in the Civil District Court for the Parish of New Orleans in 1993 styled Henry George McCall vs. Harry McCall, Jr. et. al (the "McCall Litigation"). The plaintiffs asserted an ownership interest in certain land underlying the Rivergate site and sought, among other things, certain injunctive relief with respect to the Rivergate site. On February 22, 1994, the Civil District Court granted summary judgment against the plaintiffs regarding all of their claims, which was a favorable result for Harrah's Jazz Company. However, the plaintiffs may appeal such judgment. If the McCall Litigation were ultimately decided unfavorably, it could delay or prevent the opening of the Temporary Casino and/or the Permanent Casino or adversely affect their operations. If the Rivergate site is, for any reason, not available for the Permanent Casino, current law would not allow the Permanent Casino to be located at another site. Harrah's Jazz Company will procure title insurance to cover, subject to certain limits, the losses that may result from loss of the sites for the Permanent Casino or the Temporary Casino. There can be no assurance that the title insurance will be sufficient to cover losses incurred by Harrah's Jazz Company as a result of an inability to use these sites or that the title insurers will be able to fulfill their financial obligations under the title policy.

NEW ZEALAND

     The Company and its venture partner have been granted a license by the New Zealand Casino Control Authority for a casino entertainment facility currently under construction in Auckland, New Zealand. The Company is a 20% partner in the joint venture developing and constructing the casino, which will be managed by the Company for a fee. The Company anticipates making an investment of up to $15 million in the joint venture. The proposed facility will feature 60,000 square feet of casino space, a 344-room hotel, four major restaurants and two food buffets, three lounges, a conference center, bus terminal, and a 2,770 car parking garage. A special attraction of the facility will be a 1,076-foot Sky Tower. Construction of the project currently budgeted at $150 million, to be financed through a combination of partner contributions and non-recourse debt, began in first quarter 1994. Opening of the project, which is expected in first quarter 1996, is subject to receipt of necessary regulatory approvals.

CASINO ENTERTAINMENT-OTHER

     In addition to the above, the Company is actively pursuing numerous casino entertainment opportunities in various jurisdictions both domestically and abroad, including riverboat casino and Indian gaming projects in the United States. A number of these projects, if they go forward, would require significant capital investments by the Company.

                                     HOTELS

     For information on Hotel Segment operating results and a discussion of those results, see "Management's Discussion and Analysis--Results of Operations--Hotel" on pages 7 and 8 of Book Two of the Annual Report and "Operating Results by Segment" on the inside front cover of Book Two of the Annual Report, which pages are incorporated herein by reference.

GENERAL

     The Company's hotel business consists of the Embassy Suites, Hampton Inn and Homewood Suites hotel brands. Each brand is targeted to a specific market segment. In December 1993, the Company announced a new brand, Hampton Inn & Suites.

     Embassy Suites hotels, of which there were 107 on December 31, 1993, appeal to the traveler who has a need or desire for greater space and more focused services than are available in traditional upscale hotels. Embassy Suites hotels comprise the largest all-suite upscale hotel system in the United States by number of suites and system revenues.

     Hampton Inn hotels are moderately priced hotels designed to attract the business and leisure traveler desiring quality accommodations at affordable prices. Since 1984, when the brand was introduced, the system has grown to 372 hotels as of December 31, 1993.

     Homewood Suites hotels, of which there were 24 on December 31, 1993, represent the Company's entry in the extended stay market and target the traveler who stays five or more consecutive nights, as well as the traditional business and leisure traveler.

     The Hampton Inn & Suites brand now under development will incorporate the best features of the Hampton Inn and Homewood Suites brands, offering both traditional hotel room accommodations and apartment-style suites.

     As of December 31, 1993, the Company's hotel brands included 401 properties that are licensed by the Company, 70 properties that are managed by the Company, and 32 properties that are owned and operated by the Company. These properties total 72,950 rooms and suites.

     In October 1993, the senior management of the Company's hotel brands were combined into a single management team responsible for all hotel brands.

     The Company pursues a strategy of growing its hotel brands more rapidly by minimizing its ownership of hotel real estate and concentrating on obtaining new franchise or management contracts. As a part of this strategy, owned or leased hotels are sold thereby realizing the value of the underlying assets for its stockholders and increasing returns on investment. Following the sale, the hotels are operated either by the Company under a management contract or by the purchaser under license from the Company. In 1993, the Company transferred ownership of six Embassy Suites hotels, all of which remained in the system as franchises and five of which are being managed by Embassy Suites under management contracts.

     Each of the Company's hotel brands uses a centralized business system, which includes access to reservation services, performance support or training, operations management and revenue management. This network of business systems is one of the most sophisticated systems in the hotel industry. The Embassy Suites, Hampton Inn and Homewood Suites business systems' reservation module receives reservation requests entered on terminals located at all of their respective hotels and reservations centers, and major domestic airlines. The systems immediately confirm reservations or indicate accommodations available at alternate system hotels. Confirmations are transmitted automatically to the hotel for which the reservation is made. The Company's computer center in Memphis, Tennessee, houses the computers and satellite communications equipment necessary for its reservations system, which is currently operational, and for its new property management system, which is currently under development.

     Each of the Company's hotel brands now offers an unconditional money-back guarantee of service satisfaction. The Hampton Inn "100% Satisfaction Guarantee" and Homewood Suites "Suite Assurance" guarantee have been in place since 1989 and the Embassy Suites "The Embassy Suites Way" was initiated in 1991 and expanded system-wide in second quarter 1992. All of the Company's hotel brands offer suites/rooms exclusively for non-smoking guests.

EMBASSY SUITES HOTELS

     Embassy Suites hotels are all-suite hotels targeted at the traveler who has a need or desire for greater space and more focused services than are available in most traditional hotels. The following table sets forth information regarding all Embassy Suites hotels, including company-owned hotels, hotels operated by Embassy under management contracts or joint venture arrangements and hotels operated by licensees:

                                                                                                   MANAGEMENT CONTRACTS/
                                                      LICENSED                   OWNED                 JOINT VENTURES
                                              ------------------------  ------------------------  ------------------------
                                                 NUMBER       NUMBER       NUMBER       NUMBER       NUMBER       NUMBER
                                                   OF           OF           OF           OF           OF           OF
                                                 HOTELS       SUITES       HOTELS       SUITES       HOTELS       SUITES
                                              -------------  ---------  -------------  ---------  -------------  ---------
Fiscal Year-End 1990........................           42        9,824            8        1,716           50       12,788
1991 Activity:
  Additions.................................            2          476            6        1,519            4        1,254
  Conversions, net(a).......................            2          677            1          215           (3)        (892)
  Sales/Terminations........................           (4)(b)   (1,171)           -            -           (7)(b)   (1,698)
                                                       --    ---------           --    ---------           --    ---------
Fiscal Year-End 1991........................           42        9,806           15        3,450           44       11,452
1992 Activity:
  Additions.................................            2          685            -            -            -           (3)
  Conversions, net(a).......................            1          221            -            -           (1)        (221)
                                                       --    ---------           --    ---------           --    ---------
Fiscal Year-End 1992........................           45       10,712           15        3,450           43       11,228
1993 Activity:
  Additions.................................            5          938            -            -            -           (3)
  Conversions, net(a).......................            3          900           (6)      (1,423)           3          523
  Sales/Terminations........................           (1)        (196)           -            -            -            -
                                                       --    ---------           --    ---------           --    ---------
Fiscal/Year-End 1993........................           52       12,354            9(c)     2,027           46(d)    11,748
                                                       --    ---------           --    ---------           --    ---------
                                                       --    ---------           --    ---------           --    ---------


- ---------------

(a) Conversions consist of transfers of properties among the licensed, managed and owned categories.

(b) The decrease in number of hotels was due to litigation with an owner-licensee which was settled in 1991.

(c) Includes one property in which the Company owns more than a 50% interest. (This property is under a license agreement to a third party and is managed by Embassy.)

(d) Includes 44 hotels that are also licensed to third parties.

     On December 31, 1993, five Embassy Suites hotels were under construction, all of which will be licensee-operated.

     Embassy Suites hotels are located in 31 states and the District of Columbia in the United States and two hotels are located in Canada. One hotel is under construction in Thailand. Embassy Suites hotels generally have between 142 and 460 suites. Each guest suite has a separate living room and dining/work area, with a color television, refrigerator and wet bar, as well as a traditional bedroom where most feature a remote-controlled television. Most Embassy Suites hotels are built around an atrium lobby. All hotels offer a free breakfast and complimentary evening cocktails.

     The following table sets forth information concerning system occupancy, average daily rate per occupied suite and revenue per available suite for all Embassy Suites hotels:

                                                                            AVERAGE DAILY
                                                              OCCUPANCY       RATE PER        REVENUE PER
FISCAL YEAR                                                     RATE       OCCUPIED SUITE   AVAILABLE SUITE
- ----------------------------------------------------------  -------------  ---------------  ---------------
1993......................................................         73.0%      $   93.91        $   68.58
1992......................................................         71.7%      $   90.97        $   65.26
1991......................................................         69.4%      $   88.19        $   61.19

HAMPTON INN HOTELS

     Hampton Inn hotels are moderately priced hotels designed to attract business and leisure travelers desiring quality accommodations at affordable prices. The following table sets forth information regarding all Hampton Inn hotels, including company-owned hotels, hotels operated by Hampton Inns under management contracts or joint venture arrangements and hotels operated by licensees:

                                                                                             MANAGEMENT CONTRACTS/
                                              LICENSED                   OWNED                   JOINT VENTURES
                                       ----------------------  --------------------------  --------------------------
                                         NUMBER      NUMBER       NUMBER        NUMBER        NUMBER        NUMBER
                                           OF          OF           OF            OF            OF            OF
                                         HOTELS       ROOMS       HOTELS         ROOMS        HOTELS         ROOMS
                                       -----------  ---------  -------------  -----------  -------------  -----------
Fiscal Year-End 1990.................         216      27,180           13         1,756            19         2,376
1991 Activity:
     Additions.......................          45       5,362            2           293             2           242
     Terminations....................          (2)       (239)           -             -             -             -
                                            -----   ---------           --    -----------           --    -----------
Fiscal Year-End 1991.................         259      32,303           15         2,049            21         2,618
1992 Activity:
     Additions.......................          32       3,216            -            (1)            2           292
     Terminations....................          (2)       (277)           -             -             -             -
                                            -----   ---------           --    -----------           --    -----------
Fiscal Year-End 1992.................         289      35,242           15         2,048            23         2,910
1993 Activity:
     Additions.......................          46       4,147            -             -             1            51
     Terminations....................          (2)       (236)           -             -             -             -
                                            -----   ---------           --    -----------           --    -----------
Fiscal Year-End 1993.................         333(a)   39,153           15         2,048            24(b)      2,961
                                            -----   ---------           --    -----------           --    -----------
                                            -----   ---------           --    -----------           --    -----------

- ---------------

(a) Includes one property open only on a seasonal basis.

(b) These hotels are also licensed to third parties.

     On December 31, 1993, 41 Hampton Inn hotels were under construction, all of which will be licensee-operated.

     Hampton Inn hotels are currently located in 43 states in the United States, one hotel is in Canada, one hotel is in Mexico and one hotel is under construction in Chile. An average Hampton Inn hotel has from 100 to 150 rooms. The Hampton Inn hotel's standardized concept provides a guest room featuring a color television, free in-room movies, free local telephone calls and complimentary continental breakfast. Unlike full-service hotels, Hampton Inn hotels do not feature restaurants, lounges or large public spaces. Room rates typically are below those of traditional midscale hotels.

     Hampton Inns also has a modified lodging property for use in communities supporting hotels of fewer than 100 rooms. The building design for these smaller communities has the same features as a standard Hampton Inn hotel, but with fewer rooms and a smaller lobby. There are over 60 of these modified design hotels open and 26 currently under construction.

     Hampton Inn hotels compete in the segment of the lodging market that is directed primarily to business and leisure travelers desiring quality accommodations at reasonable prices. The following table sets forth information concerning system occupancy, average daily rate per occupied room and revenue per available room for all Hampton Inn hotels:

                                                                           AVERAGE DAILY
                                                             OCCUPANCY       RATE PER        REVENUE PER
FISCAL YEAR                                                    RATE        OCCUPIED ROOM   AVAILABLE ROOM
- ---------------------------------------------------------  -------------  ---------------  ---------------
  1993...................................................         73.0%      $   50.81        $   37.10
  1992...................................................         71.2%      $   48.91        $   34.82
  1991...................................................         68.6%      $   47.22        $   32.39

     In December 1993, the Company announced the Hampton Inn & Suites brand which combines standard guest rooms with a significant block of two-room suites in a single property. Development of this new brand is targeted for commercial and suburban markets, as well as destination and resort markets. Each property will contain a centrally located "Lodge" which will serve as an expanded lobby and complimentary services area and will include an exercise room, convenience shop, meeting/hospitality room and coin-laundry. An expanded complimentary continental breakfast-buffet will be offered. The first Hampton Inn & Suites hotel is expected to open during 1995.

HOMEWOOD SUITES HOTELS

     The Homewood Suites brand is the Company's entry in the extended stay market and is targeted for travelers who stay five or more consecutive nights, but is also a unique alternative to traditional business and leisure travelers. The following table sets forth information regarding all Homewood Suites hotels, including company-owned hotels and hotels operated by licensees:

                                                                                     LICENSED                     OWNED
                                                                            --------------------------  --------------------------
                                                                              NUMBER OF     NUMBER OF     NUMBER OF     NUMBER OF
                                                                               HOTELS        SUITES        HOTELS        SUITES
                                                                            -------------  -----------  -------------  -----------
Fiscal Year-End 1990......................................................            9           851             7           820
1991 Activity:
  Additions...............................................................            5           653             1           120
                                                                                     --    -----------           --         -----
Fiscal Year-End 1991......................................................           14         1,504             8           940
1992 Activity:
  Additions...............................................................            2           250             -            (8)
                                                                                     --    -----------           --         -----
Fiscal Year-End 1992......................................................           16         1,754             8           932
1993 Activity:
  Additions...............................................................            -            40             -             -
                                                                                     --    -----------           --         -----
Fiscal Year-End 1993......................................................           16         1,794             8           932
                                                                                     --    -----------           --         -----
                                                                                     --    -----------           --         -----

     On December 31, 1993, four Homewood Suites hotels were under construction, all of which will be licensee operated.

     Homewood Suites hotels are currently located in 16 states and a hotel is under construction in one additional state. Homewood Suites hotels feature residential-style accommodations, which include a living room area (some with fireplaces), separate bedroom (with a king size bed) and bath, and a fully-equipped kitchen. The hotel buildings, generally two-or three-stories, are centered around a central community building, called the Lodge, which affords guests a high level of social interaction. Amenities include a limited complimentary breakfast and a complimentary evening social hour, a convenience store, shopping service, business center, outdoor pool, exercise center and limited meeting facilities.

     The Homewood Suites brand includes a smaller, modified prototype of its standard hotel for use in suburban areas of major cities, as well as secondary cities with active industrial or commercial areas. The modified prototype reflects the signature design and amenities of a traditional Homewood Suites hotel, but with fewer suites, a smaller Lodge and other construction modifications that will require less land. There is currently one modified prototype hotel under construction which will be licensee operated.

     The following table sets forth information concerning system occupancy, average daily rate per occupied suite and revenue per available suite for all Homewood Suites hotels:

                                                                            AVERAGE DAILY
                                                              OCCUPANCY       RATE PER        REVENUE PER
FISCAL YEAR                                                     RATE       OCCUPIED SUITE   AVAILABLE SUITE
- ----------------------------------------------------------  -------------  ---------------  ---------------
  1993....................................................         75.8%      $   72.47        $   54.91
  1992....................................................         71.9%      $   69.65        $   50.10
  1991....................................................         65.2%      $   66.84        $   43.56

LICENSING AND MANAGEMENT CONTRACT OPERATIONS

     Revenues from licensing operations for all Embassy Suites, Hampton Inn and Homewood Suites hotels operated under license from Embassy's hotel divisions (referred to in this section as the "Company") consist of initial license application fees and continuing royalties. The initial license agreement application fee for an Embassy Suites license agreement is $500 per room, with a minimum of $100,000, and $400 per room, with a minimum of $40,000, for each Hampton Inn, Hampton Inn & Suites and Homewood Suites license agreement. The license agreements provide for a four percent royalty based upon gross rooms/suites revenues and also provide for a marketing and reservation contribution.

     In screening applicants for license agreements, the Company evaluates the character, operations ability, experience and financial responsibility of each applicant; the Company's prior business dealings, if any, with the applicant; market feasibility of the proposed hotel location and other factors. The license agreement establishes general requirements for service and quality of accommodations. The Company provides certain training for licensee management and makes regular inspections of licensed hotels.

     License agreements for new hotels generally have a 20-year term. The Company may terminate a license agreement if the licensee fails to timely cure a breach of the license agreement. In certain instances, a license agreement may be terminated by the licensee, but such termination generally requires a payment to the Company.

     Revenues from management contracts consist primarily of management fees which typically are five percent of adjusted gross revenues of the hotel. The contract terms governing management fees can vary depending on the size and location of the hotel and other factors relative to the property.

     Under the Company's management contracts, the Company, as the manager, operates or supervises all aspects of the hotel's operations. The hotel owner is generally responsible for all costs, expenses and liabilities incurred in connection with operating the hotel including the expenses and salaries of all hotel employees. The hotel owner also enters into a license agreement with the Company and pays the royalty and marketing and reservation contributions as provided in the license agreement. In addition, the hotel owner is often required to set aside a certain percentage of hotel revenues for capital replacement. The Company's management contracts typically have a term of 20 years and most give the Company specified renewal rights. The management contract may be terminated by either party due to an uncured default by the other party.

     See the inside front cover of Book Two of the Annual Report, which page is incorporated herein by reference, for revenues from licensing and management contract operations.

                                   TRADEMARKS

     The following trademarks used herein are owned by the Company: Promus (R); Harrah's (R); Bill's (R); Embassy Suites (R); The Embassy Suites Way(SM); Hampton Inn (R); Hampton Inn & Suites(SM), Homewood Suites (R); Suite
Assurance (R); Harrah's Northern Star(SM); Harrah's Southern Star(SM); A Great Time, Every Time(SM); and Harrah's Jazz Company(SM). The names "Harrah's", "Embassy Suites", "Hampton Inn" and "Homewood Suites" are registered as service marks in the United States and in certain foreign countries. The Company considers all of these marks, and the associated name recognition, to be valuable to its business.

     The Company acquired the name "Embassy" (as used in connection with hotels) in eleven countries in western Europe in 1991. The Company paid an initial fee to acquire the name and will pay an additional fee for each hotel opened under the name.

                                     OTHER

TENNESSEE RESTAURANT COMPANY

     The Company owns approximately 33% of the outstanding common stock of Tennessee Restaurant Company ("TRC"), which owns Perkins Restaurants, Inc. ("Perkins"). Perkins owns a 50% limited partner's interest in Perkins Family Restaurants, L.P., which operates a chain of free-standing restaurants offering a family style menu. Pursuant to an agreement with the other principal owners of TRC, Embassy does not maintain day-to-day operational control of TRC or any of its affiliates. TRC also owns, on a fully diluted basis, approximately 76.3% of the outstanding stock of Friendly Ice Cream Corporation ("Friendly"). The trademarks Perkins (R) and Friendly's (R) are owned by Perkins and Friendly, respectively.

                                  COMPETITION

CASINO ENTERTAINMENT

     Competitors within the casino entertainment industry generally compete on the basis of facility features such as theme/decor, location within a market, service or promotional activity. Harrah's competes throughout the casino entertainment industry by providing high levels of service to guests and a high level of interaction among employees and guests. In addition to creating this people-oriented entertainment experience, each Harrah's property identifies additional strategies and tactics based upon the customers and competitors that are unique to each specific operating market. Comfortable, high quality and fun surroundings are featured at every Harrah's operation. Harrah's targets the broad middle-market gaming customer segment and does not actively seek to attract the very high-end segment or the very low-end segment.

     Harrah's competes with numerous casinos and casino hotels of varying quality and size in the market areas where its properties are located, with other resort and vacation areas, and with various other casino gaming businesses such as riverboat casinos, Indian reservation casinos and limited stakes casinos. In 1993, the Company estimates that Harrah's accounted for approximately 7% of the total U.S. casino gaming industry's revenues, 8% of gaming revenue in Nevada and 8.5% of Atlantic City's gaming revenues.

     The Las Vegas market has seen the introduction of three mega-properties adding approximately 10,000 new hotel rooms and well over 350,000 square feet of gaming space in 1993. These new mega-properties, along with other existing properties, offer many attractions in addition to casino gaming to bring customers to their property, such as entertainment, shopping malls and theme parks.

     The Laughlin gaming market has changed significantly over the past three years with the virtual doubling of available rooms. Harrah's competes with nine other casinos in Laughlin. In 1993, approximately 1,100 rooms were added to the market, with other competitors planning possible expansions in the future. Historically, the Laughlin market has been served primarily by road (car, bus and recreational vehicle) travel from either Arizona or California residents. Competition in Laughlin centers largely on price of rooms and food and beverage as few properties there offer any alternative entertainment options.

     Harrah's Atlantic City competes directly with 11 other casinos in Atlantic City, and to some extent also competes with a large Indian casino in Ledyard, Connecticut. Poker and simulcasting were legalized in 1993 in Atlantic City resulting in limited expansion and casino floor reconfigurations within the market by both competitors and Harrah's. The soft regional economy continued to make it difficult for Atlantic City operators to maintain operating margins as competition for market revenues intensified, leading to higher promotional activities and discounting.

     The Company competes with seven major casinos in the Reno area and with five casinos in the Lake Tahoe area. To the Company's knowledge, five major construction projects are planned for the Reno area in the next two years. One project is a major bowling facility being built to accommodate the American Bowling Congress and the Women's International Bowling Congress; the second project will add 1,720 hotel rooms and 60,000 square feet of casino space; the third will add approximately 250 hotel rooms and 12,000 square feet of casino space; the fourth will add 300 hotel rooms and 10,000 square feet of casino space; and the fifth will add 300 hotel rooms and 24,000 square feet of casino space.

     Legalization of casino gaming in states beyond Nevada and New Jersey has created the opportunity for Harrah's to expand into new casino entertainment markets. Harrah's' first riverboat casino opened in Joliet, Illinois, in May 1993 and its second opened in January 1994. In November 1993 Harrah's opened dockside gaming facilities in Vicksburg and Tunica, Mississippi. Harrah's also has riverboat projects under development in North Kansas City and Maryland Heights (St. Louis), Missouri, and Shreveport, Louisiana, and is considering additional riverboat projects in other markets.

     In Joliet, Harrah's competes with two other licensees within 50 miles of Chicago. Each licensee is allowed a maximum of 1,200 gaming positions on no more than two riverboats, which are required to cruise on approved routes. The most direct competition comes from another licensee near the City of Joliet which is operating two riverboats. A second competitor operates two riverboats in nearby Aurora, Illinois. A third competitor has been licensed to operate in Elgin, Illinois and has reported it expects to open in 1994. Riverboat casinos have also been approved in neighboring Indiana. Furthermore, there continues to be discussion of legalizing casino gaming in downtown Chicago.

     Harrah's Vicksburg faces competition from two dockside casinos in the city. Another casino is expected to open in Vicksburg in the second half of 1994, and additional competition is anticipated from an as yet unopened Indian facility in Philadelphia, Mississippi. In Tunica County, there are currently six dockside casinos operating including Harrah's. Some 10 to 15 additional dockside casinos are planned for Tunica County including at least eight which have substantial construction in progress.

     Harrah's Black Hawk and Harrah's Central City each compete with numerous gaming establishments in Black Hawk and Central City.

     Harrah's Indian Gaming Division has signed development contracts with the Ak-Chin Indian Community outside of Phoenix, Arizona. When this casino opens, it will compete with tribal owned casinos in Arizona, one of which already operates in the Phoenix area. Indian tribes in Arizona that own casinos are permitted to have a specified number of electronic gaming devices depending on the tribal population. However, any one tribal owned location is limited to a maximum of 500 electronic gaming devices and only certain types of table games are permitted. Tribal owned casinos in Arizona will compete for guests with Las Vegas and Laughlin casinos.

     When the New Orleans Permanent Casino is completed, it will be one of the largest casinos in the world offering approximately 200,000 square feet of gaming space. Due to their size and nature both the New Orleans Permanent Casino and the Temporary Casino are expected to compete with other major casino destinations such as Las Vegas, as well as with 15 planned riverboat casinos in Louisiana, including several in the New Orleans metropolitan area, and dockside casinos in Mississippi.

     Harrah's and its partner have been selected to develop a casino in Auckland, New Zealand, Harrah's first international casino project. For a minimum of five years after opening, this casino will have no competition in the City of Auckland. It will compete to some extent with existing and future casinos in Australia.

     Harrah's believes it is well positioned to take advantage of the recent trends of proliferation of jurisdictions which allow casino gaming, positive consumer acceptance of casino gaming as an entertainment activity and increased visitation to casino facilities. This trend also presents competitive issues for the Company with regard to its existing and planned properties.

HOTELS

     Intense competition among many chains exists for hotel guests, as well as in the sale of hotel franchises and in obtaining management contracts. Promus' hotels are in vigorous competition with a wide range of facilities offering various types of lodging options and related services to the public. The competition includes several large and moderate size chains and independent hotels offering all-suite, upper and lower upscale, midscale, and upper and lower economy accommodations.

     The hotel industry saw improvement in 1993. With improving occupancies and modest growth in average daily rate, revenue per available room in the industry grew by more than 5% in 1993 based on data provided by the major firm that tracks nationwide hotel statistics.

     In 1993 all of the Company's hotel brands outperformed their respective competitive market segments in revenue per available room/suite (RevPAR/S).

     In 1993 Embassy Suites increased its RevPAS to $68.58 giving it a $5.15 premium over upscale competition. Embassy Suites also posted occupancy and RevPAS premiums over the upscale all-suite segment of 2.8 percentage points and $4.83 respectively.

     Hampton Inns outperformed upper economy and midscale competition in 1993. Hampton Inns achieved RevPAR premiums over upper economy and midscale competition of $9.37 and $3.17, respectively. One out of every ten newly constructed hotels opened in the U.S. in 1993 was a Hampton Inn hotel.

     Homewood Suites posted a $5.87 RevPAR premium over competitive lower upscale chains. There are several competitors in this segment including one company with considerably more hotels than Homewood Suites.

           CERTAIN MATTERS RELATING TO THE MERGER AGREEMENT WITH BASS

     See information on pages 53 through 56, 58 and 59 of the Special Proxy Statement, which pages are incorporated herein by reference, regarding certain representations and warranties, indemnification agreements, insurance agreements and a Tax Sharing Agreement that became effective as a result of the Merger Agreement. These matters are further described in the Merger Agreement that is attached as Annex I to the Special Proxy Statement and the Tax Sharing Agreement that is attached as Annex II to the Special Proxy Statement, each of which agreements is incorporated herein by reference. (See "Legal Proceedings" below for a description of currently pending litigation brought by Bass.)

                            GOVERNMENTAL REGULATION

GAMING-NEVADA

     The ownership and operation of casino gaming facilities in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, "Nevada Act"); and (ii) various local regulations. Promus' gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board"), the Clark County Liquor and Gaming Licensing Board ("CCLGLB"), the City of Reno ("Reno"), and the Douglas County Sheriff's Department ("Douglas"). The Nevada Commission, the Nevada State Gaming Control Board, the CCLGLB, Reno, and Douglas are collectively referred to as the "Nevada Gaming Authorities."

     The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) to provide a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on Promus' Nevada gaming operations.

     Harrah's Club, Harrah's Las Vegas, Inc. and Harrah's Laughlin, Inc., each an indirect subsidiary of Promus (hereinafter collectively referred to as the "Gaming Subsidiaries"), are required to be licensed by the Nevada Gaming Authorities to enable Promus to operate casinos at Harrah's Lake Tahoe, including Bill's Lake Tahoe Casino, Harrah's Reno, Harrah's Las Vegas, and Harrah's Laughlin. The gaming licenses require the periodic payment of fees and taxes and are not transferable. Promus is registered with the Nevada Commission as a publicly traded corporation ("Registered Corporation"), and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, the Gaming Subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. Promus and the Gaming Subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

     Promus has been found suitable to be the sole shareholder of Embassy, which in turn is registered as a publicly-traded corporation (by virtue of being the obligor on certain outstanding debt securities) and has been found suitable to be the sole shareholder of Harrah's. Harrah's is registered as an intermediary company and has been found suitable to be the sole shareholder of Harrah's Club and Harrah's Laughlin, Inc. In addition to its gaming license, Harrah's Club is also licensed as a manufacturer and distributor of gaming devices, is registered as an intermediary company and has been found suitable to be the sole shareholder of Harrah's Las Vegas, Inc.

     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, Promus or the Gaming Subsidiaries in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Gaming Subsidiaries must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of Promus who are actively and directly involved in gaming activities of the Gaming Subsidiaries may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation.

The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

     If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with Promus or the Gaming Subsidiaries, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require Promus or the Gaming Subsidiaries to terminate the employment of any person who refuses to file appropriate applications. According to the Nevada Act, determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

     Promus and the Gaming Subsidiaries are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the Gaming Subsidiaries must be reported to, or approved by, the Nevada Commission.

     If it were determined that the Nevada Act was violated by the Gaming Subsidiaries, the gaming licenses they hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Gaming Subsidiaries, Promus, and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate Promus' gaming properties and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the Company's gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect Promus' gaming operations.

     Any beneficial holder of Promus' voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of Promus' voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the state of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

     The Nevada Act requires any person who acquires more than 5% of Promus' voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of Promus' voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of Promus' voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of Promus, any change in Promus' corporate charter, bylaws, management, policies or operations of Promus, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding Promus' voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

     Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. Promus is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with Promus or the Gaming Subsidiaries, it: (i) pays that person any dividend or interest upon voting securities of Promus; (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;
(iii) pays remuneration in any form to that person for services rendered or otherwise; or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value. Additionally, the CCLGLB requires that any person who is required to be licensed or found suitable by the Nevada Commission must file a license application with the CCLGLB.

     The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

     Promus would normally be required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time, but it has received permission from the Nevada Gaming Commission to maintain its stock ledgers in the State of Tennessee. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. Promus also is required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the Company's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement on Promus.

     Promus may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

     Changes in control of Promus through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

     The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environmental for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

     License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments. Nevada licensees that hold a license as an operator of a slot route, or a manufacturer's or distributor's license, also pay certain fees and taxes to the State of Nevada.

     Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

GAMING-NEW JERSEY

     As a holding company of Marina Associates ("Marina"), which holds a license to operate Harrah's Atlantic City in New Jersey, Promus is subject to the provisions of the New Jersey Casino Control Act (the "New Jersey Act"). The ownership and operation of casino hotel facilities in Atlantic City, New Jersey, are the subject of pervasive state regulation under the New Jersey Act and the regulations adopted thereunder by the New Jersey Casino Control Commission (the "New Jersey Commission"). The New Jersey Commission is empowered to regulate a wide spectrum of gaming and non-gaming related activities and to approve the form of ownership and financial structure of not only the casino licensee, Marina, but also its intermediary and ultimate holding companies, including Promus and Embassy. In addition to taxes imposed by the State of New Jersey on all businesses, the New Jersey Act imposes certain fees and taxes on casino licensees, including an 8% gross gaming revenue tax, an investment alternative obligation of 1.25% (or an investment alternative tax of 2.5%) of gross gaming revenue and various license fees.

     No casino hotel facility may operate unless the appropriate licenses and approvals are obtained from the New Jersey Commission, which has broad discretion with regard to the issuance, renewal and revocation or suspension of the non-transferable casino license (which licenses are issued initially for a one-year period and renewable for a one-year period for the first two renewal periods and two years thereafter), including the power to impose conditions which are necessary to effectuate the purposes of the New Jersey Act. Each applicant for a casino license must demonstrate, among other things, its financial stability (including establishing ability to maintain adequate casino bankroll, meet ongoing operating expenses, pay all local, state and federal taxes, make necessary capital improvements and pay, exchange, refinance, or extend all long and short term debt due and payable during the license term), its financial integrity and responsibility, its reputation for good character, honesty and integrity, the suitability of the casino and related facilities and that it has sufficient business ability and casino experience to establish the likelihood of creation or maintenance of a successful, efficient casino operation. With the exception of licensed lending institutions and certain "institutional investors" waived from the qualification requirements under the New Jersey Act, each applicant is also required to establish the reputation of its financial sources including, but not limited to, its financial backers, investors, mortgagees and bond holders.

     The New Jersey Act requires that all officers, directors and principal employees of the casino licensee be licensed. In addition, each person who directly or indirectly holds any beneficial interest or ownership of the casino licensee and any person who in the opinion of the New Jersey Commission has the ability to control the casino licensee must obtain qualification approval. Each holding and intermediary company having an interest in the casino licensee must also obtain qualification approval by meeting essentially the same standards as that required of the casino licensee. All directors, officers and persons who directly or indirectly hold any beneficial interest, ownership or control in any of the intermediary or ultimate holding companies of the casino licensee may have to seek qualification from the New Jersey Commission. Lenders, underwriters, agents, employees and security holders of both equity and debt of the intermediary and holding companies of the casino licensee and any other person whom the New Jersey Commission deems appropriate may also have to seek qualification from the New Jersey Commission. Since Promus and Embassy are publicly-traded holding companies (as defined by the New Jersey Act), however, the persons described in the two previous sentences may be waived from compliance with the qualification process if the New Jersey Commission, with the concurrence of the Director of the New Jersey Division of Gaming Enforcement, determines that they are not significantly involved in the activities of the Marina and, in the case of security holders, that they do not have the ability to control Promus (or its subsidiaries) or elect one or more of its directors. Any person holding 5% or more of a security in an intermediary or ultimate holding company, or having the ability to elect one or more of the directors of a company, is presumed to have the ability to control the company and thus may be required to seek qualification unless the presumption is rebutted.

     Notwithstanding this presumption of control, the New Jersey Act permits the waiver of the qualification requirements for passive "institutional investors" (as defined by the New Jersey Act), when such institutional holdings are for investment purposes only and where such securities represent less than 10% of the equity securities of a casino licensee's holding or intermediary companies or debt securities of a casino licensee's holding or intermediary companies not exceeding 20% of a company's total outstanding debt or 50% of an individual debt issue. The waiver, which is subject to certain specified conditions including, upon request, the filing of a certified statement that the investor has no intention of influencing the affairs of the issuer, may be granted to an "institutional investor" holding a higher percentage of such securities upon a showing of good cause. If an "institutional investor" is granted a waiver of the qualification requirements and subsequently changes its investment intent, the New Jersey Act provides that no action other than divestiture may be taken by the investor without compliance with the Interim Casino Authorization Act (the "Interim Act") described below.

     In the event a security holder of either equity or debt is required to qualify under the New Jersey Act, the provisions of the Interim Act may be triggered requiring, among other things, either: (i) the filing of a completed application for qualification within thirty days after being ordered to do so, which application must include an approved Trust Agreement pursuant to which all securities of Promus (or its respective subsidiaries) held by the security holder must be placed in trust with a trustee who has been approved by the New Jersey Commission; or (ii) the divestiture of all securities of Promus (or its respective subsidiaries) within 120 days after the New Jersey Commission determines that qualification is required or declines to waive qualification, provided the security holder files a notice of intent to divest within 30 days after the determination of qualification. If a security holder files an application under the Interim Act, during the period the Trust Agreement remains in place, such holder may, through the approved trustee, continue to exercise all rights incident to the ownership of the securities with the exception that:
(i) the security holder may only receive a return on its investment in an amount not to exceed the actual cost of the investment (as defined by the New Jersey
Act) until the New Jersey Commission finds such holder qualified; and (ii) in the event the New Jersey Commission finds there is reasonable cause to believe that the security holder may be found unqualified, the Trust Agreement will become fully operative vesting the trustee with all rights incident to ownership of the securities pending a determination on such holder's qualifications; provided, however, that during the period the securities remain in trust, the security holder may petition the New Jersey Commission to: (a) direct the trustee to dispose of the trust property; and (b) direct the trustee to distribute proceeds thereof to the security holder in an amount not to exceed the lower of the actual cost of the investment or the value of the securities on the date the Trust became operative. If the security holder is ultimately not found to be qualified, the trustee is required to sell the securities and to distribute the proceeds of the sale to the applicant in an amount not exceeding the lower of the actual cost of the investment or the value of the securities on the date the Trust became operative (if not already sold and distributed at the direction of the security holder) and to distribute the remaining proceeds to the Casino Revenue Fund. If the security holder is found qualified, the Trust Agreement will be terminated.

     The New Jersey Commission can find that any holder of the equity or debt securities issued by Promus or its subsidiaries is not qualified to own such securities. If a security holder of Promus or its subsidiaries is found disqualified, the New Jersey Act provides that it is unlawful for the security holder to: (i) receive any dividends or interest payment on such securities;
(ii) exercise, directly or indirectly, any rights conferred by the securities; or (iii) receive any remuneration from the company in which the security holder holds an interest. To implement these provisions, the New Jersey Act requires, among other things, casino licensees and their holding companies to adopt provisions in their certificate of incorporation providing for certain remedial action in the event that a holder of any security of such company is found disqualified. The required certificate of incorporation provisions vary depending on whether such company is a publicly or privately traded company as defined by the New Jersey Act. The Certificates of Incorporation of Promus and Embassy (both "publicly-traded companies" as defined by the New Jersey Act) contain provisions which provide Promus and Embassy, respectively, with the right to redeem the securities of disqualified holders, if necessary, to prevent the loss or to secure the reinstatement of any license or franchise held by Promus or Embassy or their subsidiaries. The Certificates of Incorporation of Promus and Embassy also contain provisions defining the redemption price and the rights of a disqualified security holder. In the event a security holder is disqualified, the New Jersey Commission is empowered to propose any necessary action to protect the public interest, including the suspension or revocation of the casino license of Marina. The New Jersey Act provides, however, that the New Jersey Commission shall not take action against a casino licensee or its parent companies with respect to the continued ownership of the security interest by the disqualified holder, if the New Jersey Commission finds that: (i) such company has a certificate of incorporation provision providing for the disposition of such securities as discussed above; (ii) such company has made a good faith effort to comply with any order requiring the divestiture of the security interest held by the disqualified holder; and (iii) the disqualified holder does not have the ability to control the casino licensee or its parent companies or to elect one or more members to the board of directors of such company. The Certificate of Incorporation of Embassy further provides that debt securities issued by Embassy are held subject to the condition that if a holder is found unsuitable by any governmental agency the corporation shall have the right to redeem the securities.

     If, at any time, it is determined that Marina or its holding companies have violated the New Jersey Act or regulations promulgated thereunder or that such companies cannot meet the qualification requirements of the New Jersey Act, Marina could be subject to fines or its license could be suspended or revoked. If Marina's license is suspended or revoked, the New Jersey Commission could appoint a Conservator to operate and dispose of the casino hotel facilities of Marina. A Conservator would be vested with title to the assets of Marina, subject to valid liens, claims and encumbrances. The Conservator would be required to act under the general supervision of the New Jersey Commission and would be charged with the duty of conserving, preserving and, if permitted, continuing the operation of the casino hotel. During the period of any such conservatorship, the Conservator may not make any distributions of net earnings without the prior approval of the New Jersey Commission. The New Jersey Commission may direct that all or part of such net earnings be paid to the Casino Revenue Fund, provided, however, that a suspended or former licensee is entitled to a fair rate of return.

     The New Jersey Commission granted Marina a plenary casino license in connection with Harrah's Atlantic City in November 1981, and it has been renewed since then. In May 1992, the New Jersey Commission renewed the license for a two-year period and also found Promus, Embassy, Harrah's and Casino Holding Company to be qualified as holding companies of Marina. A license renewal hearing is scheduled for April 1994.

GAMING-ILLINOIS

     The ownership and operation of a gaming riverboat in Illinois is subject to extensive regulation under Illinois gaming laws and regulations. A five-member Illinois Gaming Board is charged with such regulatory authority, including the issuance of riverboat gaming licenses not to exceed ten in number. The granting of a gaming license involves a preliminary approval procedure in which the Illinois Gaming Board issues a preliminary finding of suitability to a license applicant and effectively reserves a gaming license for such applicant. The Board has issued all ten licenses or preliminary findings of suitability. The Company's Joliet venture was issued a preliminary finding of suitability in 1992 and a license in 1993.

     To obtain a gaming license (and a preliminary finding of suitability), applicants must submit comprehensive application forms, be fingerprinted and undergo an extensive background investigation by the Illinois Gaming Board.

     Each license granted entitles a licensee to own and operate up to two riverboats (with a combined maximum of 1,200 gaming positions) and equipment thereon from a specific location. The duration of the license initially runs for a period of three years (with a fee of $25,000 for the first year and $5,000 for the following two years). Thereafter, the license is subject to renewal on an annual basis upon payments of a fee of $5,000 and a determination by the Illinois Gaming Board that the licensee continues to be eligible for an owner's license pursuant to the Illinois legislation and the Illinois Gaming Board's rules. A licensed owner is required to apply to the Illinois Gaming Board for, and, if approved therefor, will receive, all licenses from the Illinois Gaming Board necessary for the operation of a riverboat including a liquor license and a license to prepare and serve food. All use, occupancy and excise taxes which apply to food and beverages and all taxes imposed on the sale or use of tangible property apply to sales aboard riverboats.

     An applicant is ineligible to receive an owner's license if the applicant, any of its officers, directors or managerial employees or any person who participates in the management or operation of gaming operations: (i) has been convicted of a felony; (ii) has been convicted of any violation under Article 28 of the Illinois Criminal Code or any similar statutes in any other jurisdiction;
(iii) has submitted an application which contains false information; or (iv) is a member of the Illinois Gaming Board. In addition, an applicant is ineligible to receive an owners' license if the applicant owns more than a 10% ownership interest in an entity holding another Illinois owner's license, or if a license of the applicant issued under the Illinois legislation or a license to own or operate gaming facilities in any other jurisdiction has been revoked.

     In determining whether to grant a license, the Illinois Gaming Board considers: (i) the character, reputation, experience and financial integrity of the applicants; (ii) the type of facilities (including riverboat and docking facilities) proposed by the applicant; (iii) the highest prospective total revenue to be derived by the state from the conduct of riverboat gaming; (iv) affirmative action plans of the applicant, including minority training and employment; and (v) the financial ability of the applicant to purchase and maintain adequate liability and casualty insurance. Municipal (or county, if an operation is located outside of a municipality) approval of a proposed applicant is required, and all documents, resolutions, and letters of support must be submitted with the initial application.

     A holder of a license shall be subject to the imposition of fines, suspension or revocation of its license for any act that is injurious to the public health, safety, morals, good order, and general welfare of the people of the state of Illinois, or that would discredit or tend to discredit the Illinois gaming industry or the state of Illinois, including without limitation: (i) failing to comply with or make provision for compliance with the legislation, the rules promulgated thereunder or any federal, state or local law or regulation; (ii) failing to comply with any rule, order or ruling of the Illinois Gaming Board or its agents pertaining to gaming; (iii) receiving goods or services from a person or business entity who does not hold a supplier's license but who is required to hold such license by the rules; (iv) being suspended or ruled ineligible or having a license revoked or suspended in any state or gaming jurisdiction; (v) associating with, either socially or in business affairs, or employing persons of notorious or unsavory reputation or who have extensive police records, or who have failed to cooperate with any official constituted investigatory or administrative body and would adversely affect public confidence and trust in gaming; and (vi) employing in any Illinois riverboat's gaming operation any person known to have been found guilty of cheating or using any improper device in connection with any game.

     An ownership interest in a license or in a business entity, other than a publicly held business entity which holds an owner's license, may not be transferred without leave of the Illinois Gaming Board. In addition, an ownership interest in a license or in a business entity, other than a publicly held business entity, which holds either directly or indirectly an owner's license, may not be pledged as collateral to other than a regulated bank or saving and loan association without leave of the Illinois Gaming Board.

     A person employed at a riverboat gaming operation must hold an occupational license which permits the holder to perform only activities included within such holder's level of occupation license or any lower level of occupation license. In addition, the Illinois Gaming Board will issue suppliers licenses which authorize the supplier licensee to sell or lease gaming equipment and supplies to any licensee involved in the ownership and management of gaming operations.

     Riverboat cruises are limited to a duration of four hours, and no gaming may be conducted while the boat is docked, with the exceptions: (i) of 30-minute time periods at the beginning of and at the end of a cruise while the passengers are embarking and debarking (total gaming time is limited to four hours, however, including the pre-and post-docking periods); and (ii) when weather or mechanical problems prevent the boat from cruising. Minimum and maximum wagers on games are set by the licensee and wagering may not be conducted with money or other negotiable currency. No person under the age of 21 is permitted to wager, and wagers may only be taken from a person present on a licensed riverboat. With respect to electronic gaming devices, the payout percentage may not be less than 80% nor more than 100%.

     The legislation imposes a 20% wagering tax on adjusted receipts from gambling games. The tax imposed is to be paid by the licensed owner to the Illinois Gaming Board on the day after the day when the wagers were made. Of the proceeds of that tax, 25% goes to the local government where the home dock is located, a small portion goes to the Illinois Gaming Board for administration and enforcement expenses, and the remainder goes to the state education assistance fund.

     The legislation also requires that licensees pay a $2.00 admission tax for each person admitted to a gaming cruise. Of this admission tax, the host municipality or county receives $1.00. The licensed owner is required to maintain public books and records clearly showing amounts received from admission fees, the total amount of gross receipts and the total amount of adjusted gross receipts.

GAMING-MISSISSIPPI

     The ownership and operation of a gaming business in the State of Mississippi is subject to extensive laws and regulations, including the Mississippi Gaming Control Act (the "Mississippi Act") and the regulations (the "Mississippi Regulations") promulgated thereunder by the Mississippi Gaming Commission (the "Mississippi Commission"), which is empowered to oversee and enforce the Mississippi Act. Gaming in Mississippi can be legally conducted only on vessels of a certain minimum size in navigable waters within any county bordering the Mississippi River or in waters of the State of Mississippi which lie adjacent and to the south (principally in the Gulf of Mexico) of the Counties of Hancock, Harrison and Jackson, provided that the county in question has not voted by referendum not to permit gaming in that county. The voters in Jackson County, the southeasternmost county of Mississippi, have voted not to permit gaming in that county. However, gaming could be approved in Jackson County in any subsequently held referendum. The underlying policy of the Mississippi Act is to ensure that gaming operations in Mississippi are conducted: (i) honestly and competitively; (ii) free of criminal and corruptive influences; and (iii) in a manner which protects the rights of the creditors of gaming operations.

     The Mississippi Act requires that a person (including any corporation or other entity) be licensed to conduct gaming activities in the State of Mississippi. A license will be issued only for a specified location which has been approved in advance as a gaming site by the Mississippi Commission. In addition, a parent company of a company holding a license must register under the Mississippi Act.

     The Mississippi Act also requires that each officer or director of a gaming licensee, or other person who exercises a material degree of control over the licensee, either directly or indirectly, be found suitable by the Mississippi Commission. In addition, any employee of a licensee who is directly involved in gaming must obtain a work permit from the Mississippi Commission. The Mississippi Commission will not issue a license or make a finding of suitability unless it is satisfied, after an investigation paid for by the applicant, that the persons associated with the gaming licensee or applicant for a license are of good character, honesty and integrity, with no relevant or material criminal record. In addition, the Mississippi Commission will not issue a license unless it is satisfied that the licensee is adequately financed or has a reasonable plan to finance its proposed operations from acceptable sources, and that persons associated with the applicant have sufficient business probity, competence and experience to engage in the proposed gaming enterprise. The Mississippi Commission may refuse to issue a work permit to a gaming employee:
(i) if the employee has committed larceny, embezzlement or any crime of moral turpitude, or has knowingly violated the Mississippi Act or Mississippi Regulations; or (ii) for any other reasonable cause.

     There can be no assurance that such persons will be found suitable by the Mississippi Commission. An application for licensing, finding of suitability or registration may be denied for any cause deemed reasonable by the issuing agency. Changes in licensed positions must be reported to the issuing agency. In addition to its authority to deny an application for a license, finding of suitability or registration, the Mississippi Commission has jurisdiction to disapprove a change in corporate position. If the Mississippi Commission were to find a director, officer or key employee unsuitable for licensing or unsuitable to continue having a relationship with the licensee, such entity would be required to suspend, dismiss and sever all relationships with such person. The licensee would have similar obligations with regard to any person who refuses to file appropriate applications. Each gaming employee must obtain a work permit which may be revoked upon the occurrence of certain specified events.

     Any individual who is found to have a material relationship to, or material involvement with, Promus may be required to submit to an investigation in order to be found suitable or be licensed as a business associate of any subsidiary holding a gaming license. Key employees, controlling persons or others who exercise significant influence upon the management or affairs of Promus may be deemed to have such a relationship or involvement.

     The Mississippi Commission has the power to deny, limit, condition, revoke and suspend any license, finding of suitability or registration, or to fine any person, as it deems reasonable and in the public interest, subject to an opportunity for a hearing. The Mississippi Commission may fine any licensee or person who was found suitable up to $100,000 for each violation of the Mississippi Act or the Mississippi Regulations which is the subject of an initial complaint, and up to $250,000 for each such violation which is the subject of any subsequent complaint. The Mississippi Act provides for judicial review of any final decision of the Mississippi Commission by petition to a Mississippi Circuit Court, but the filing of such petition does not necessarily stay any action taken by the Mississippi Commission pending a decision by the Circuit Court.

     Each gaming licensee must pay a license fee to the State of Mississippi based upon "gaming receipts" (generally defined as gross receipts less payouts to customers as winnings). The license fee equals four percent of gaming receipts of $50,000 or less per month, six percent of gaming receipts over $50,000 and up to $134,000 per month, and 8 percent of gaming receipts over $134,000. The foregoing license fees are allowed as a credit against Mississippi State income tax liability for the year paid. A gaming operator may also be subject to local, municipal or county taxes equal to one-tenth of the license fee due to the State of Mississippi, as set forth above (.4 percent, .6 percent and .8 percent, respectively). An additional license fee, based upon the number of games conducted or planned to be conducted on the gaming premises, is payable to the State of Mississippi annually in advance. Based upon Promus' activities in Tunica and Vicksburg, this additional license fee is expected to be approximately $81,200, plus $100 for each game in excess of 35 games at each site. In addition to the state and local fees imposed under the Mississippi Act, taxes and fees also may be assessed by municipalities and counties in amounts varying from jurisdiction to jurisdiction. Warren County and the City of Vicksburg have the authority to impose taxes on gaming receipts in an amount up to 3.2 percent in the aggregate.

     The Company also is subject to certain audit and record-keeping requirements, primarily intended to ensure compliance with the Mississippi Act, including compliance with the provisions relating to the payment of license fees.

     Under the Mississippi Regulations, a person is prohibited from acquiring control of Promus without prior approval of the Mississippi Commission. Promus also is prohibited from consummating a plan of recapitalization proposed by management in opposition to an attempted acquisition of control of Promus and which involves the issuance of a significant dividend to Common Stock holders, where such dividend is financed by borrowings from financial institutions or the issuance of debt securities. In addition, Promus is prohibited from repurchasing any of its voting securities under circumstances (subject to certain exemptions) where the repurchase involves more than one percent of Promus' outstanding Common Stock at a price in excess of 110 percent of the then-current market value of Promus' Common Stock from a person who owns and has for less than one year owned more than three percent of Promus' outstanding Common Stock, unless the repurchase has been approved by a majority of Promus' shareholders voting on the issue (excluding the person from whom the repurchase is being made) or the offer is made to all other shareholders of Promus.

     Under the Mississippi Regulations, a gaming license may not be held by a publicly held corporation, although an affiliated corporation, such as Promus, may be publicly held so long as Promus registers with and gets the approval of the Mississippi Commission. Promus must obtain prior approval from the Mississippi Commission for any subsequent public offering of the securities of Promus if any part of the proceeds from that offering are intended to be used to pay for or reduce debt used to pay for the construction, acquisition or operation of any gaming facility in Mississippi. In addition, in order to register with the Mississippi Commission as a publicly held holding corporation, Promus must provide further documentation which is satisfactory to the Mississippi Commission, which includes all documents filed with the Securities and Exchange Commission.

     Any person who, directly or indirectly, or in association with others, acquires beneficial ownership of more than 5% of the Common Stock of Promus must notify the Mississippi Commission of this acquisition. Regardless of the amount of securities owned, any person who has any beneficial ownership in the Common Stock of Promus may be required to be found suitable if the Mississippi Commission has reason to believe that such ownership would be inconsistent with the declared policies of the State of Mississippi. Any person who is required to be found suitable must apply for a finding of suitability from the Mississippi Commission within 30 days after being requested to do so, and must deposit with the State Tax Commission a sum of money which is adequate to pay the anticipated investigatory costs associated with such finding. Any person who is found not to be suitable by the Mississippi Commission shall not be permitted to have any direct or indirect ownership in Promus' Common Stock. Any person who is required to apply for a finding of suitability and fails to do so, or who fails to dispose of his or her interest in Promus' Common Stock if found unsuitable, is guilty of a misdemeanor. If a finding of suitability with respect to any person is not applied for where required, or if it is denied or revoked by the Mississippi Commission, Promus is not permitted to pay such person for services rendered, or to employ or enter into any contract with such person.

     Promus will be required to maintain current stock ledgers in the State of Mississippi which may be examined by a representative of the Mississippi Commission at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. Promus also is required to render maximum assistance in determining the identity of the beneficial owner.

     Because Promus will be licensed to conduct gaming in the State of Mississippi, neither Promus nor any subsidiary may engage in gaming activities in Mississippi while also conducting gaming operations outside of Mississippi without approval of the Mississippi Commission. The Mississippi Commission has approved the conduct of gaming in all jurisdictions in which Promus had ongoing operations or approved projects as of November 1993, but will need to approve any future gaming operations outside of Mississippi. There can be no assurance that such approvals can be obtained. The failure to obtain such approvals could have a materially adverse effect on Promus.

GAMING-COLORADO

     The ownership and operation of limited gaming facilities in the State of Colorado are subject to extensive state and local regulation. In Colorado, the two casinos managed and partially owned by subsidiaries of Promus (Harrah's Central City and Harrah's Black Hawk) are subject to licensing by and regulatory control of both the State of Colorado Limited Gaming Control Commission and the State of Colorado Division of Gaming (hereinafter collectively referred to as the "Colorado Gaming Authorities"). As Promus is a public company, the casinos must comply with specific rules relating to public companies involved in limited gaming. The Colorado Gaming Authorities examine and decide upon the suitability of persons owning any interest in a limited gaming establishment, as well as those persons associated with such owners. Persons employed in connection with gaming operations must also be licensed as either "key employees" or "support employees." The State of Colorado Limited Gaming Control Commission also has the power to levy substantial taxes with respect to gaming revenues, and with respect to gaming devices. The licenses held by Harrah's Central City and Harrah's Black Hawk are not transferable, and must be renewed on an annual basis.

     A Colorado constitutional amendment passed in November 1990, legalized limited stakes gaming ($5.00 or less per bet) in three Colorado cities: Central City, Black Hawk, and Cripple Creek. The constitutional amendment restricts limited gaming to the commercially zoned districts of each respective city. At each limited gaming location, no more than thirty-five percent (35%) of the total square footage of a building, and no more than fifty percent (50%) of the square footage of any single floor may be used for limited gaming purposes. The Colorado Gaming Authorities have broad power to insure compliance with the statute and regulations currently in force in the State of Colorado. The Colorado

Gaming Authorities may inspect, without notice, any premises where gaming is being conducted, and may seize, impound, or remove any gaming device. The statute and regulations require licensees to maintain certain minimum operating, security and payoff procedures, as well as books and records that are audited on an annual basis.

     There are specific reporting procedures and approval requirements for transfers of interests and other involvement with publicly traded corporations directly or indirectly involved in limited gaming in the State of Colorado. In addition to the reporting requirements, certain provisions must be included in the Articles of Organization or other similar chartering documents of any entity licensed as either an operator or retailer in the State of Colorado. The State of Colorado Limited Gaming Control Commission may require that any individual who has a material relationship to or a material involvement with a licensee, or otherwise, must apply for a finding of suitability by the Commission, or apply for a key employee license. If an individual or person has been deemed to be unsuitable by the State of Colorado Limited Gaming Control Commission, the Commission may require a licensee to pursue all lawful efforts to require that the unsuitable person relinquish all voting securities in addition to certain other powers granted to the Commission.

     The Colorado Gaming Authorities have full and complete access to any records of a licensee, as well as individuals associated with licensees, investigate the background and conduct of licensees and their employees, and are empowered to bring disciplinary actions against licensees. The Colorado Gaming Authorities have the power to investigate the background of creditors of licensees as well. No interest in a licensee, once approved by the Commission, may be alienated in any fashion without the prior approval of the State of Colorado Limited Gaming Control Commission. Any person or entity may not have an interest in more than three retail gaming licenses.

     All persons, places or practices connected with limited gaming must be "suitable" as determined by the Colorado Gaming Authorities. In this regard, the burden is always on any applicant to prove by clear and convincing evidence that the applicant is qualified for the licenses applied for. Thus, licensees must be able to demonstrate that any equity holder, or any person providing financing in connection with the establishment or operation of a licensee, must be: (i) of good moral character; (ii) a person whose prior activities, criminal record, reputation, habits and associations do not pose a threat to the public interests of the State of Colorado; (iii) a person who has not served a sentence upon a conviction of a felony or been under the supervision of a probation department within ten years prior to the date of application; (iv) and, a person who has not seriously or repeatedly violated the provisions of the "Limited Gaming Act of 1991" in Colorado. At the request of the Colorado Gaming Authorities, any person connected with limited gaming must disclose personal background and financial information, including criminal records, and any and all other information requested by the Colorado Gaming Authorities.

     The constitutional amendment gave the State of Colorado Limited Gaming Control Commission the power to tax up to forty percent (40%) of the adjusted gross proceeds received by a licensee from limited gaming. Effective October 1, 1993, the tax schedule for the gaming year (October 1, 1993 to September 30, 1994) is as follows:

ADJUSTED GROSS PROCEEDS                                                          PERCENTAGE TAX
- -----------------------------------------------------------------------------  -------------------
Up to $1,000,000.............................................................               2%
$1,000,001 to $2,000,000.....................................................               8%
$2,000,001 to $3,000,000.....................................................              15%
$3,000,001 and over..........................................................              18%

For the same gaming year, the State gaming device fee is One Hundred Dollars ($100) per gaming device for the year. In addition, local device fees are assessed by both Central City and Black Hawk. In Central City the current device fee is Five Hundred Eighty-Two Dollars and Fifty Cents ($582.50) per device per six months. In Black Hawk Two Hundred Dollars ($200) per device per quarter is the current device fee.

     Changes in this regulatory scheme could adversely affect the operation of the Colorado properties.

GAMING-OTHER

     The Company has been granted a gaming license by the State of Louisiana in connection with its riverboat casino project which is under development in Shreveport. The Company will be subject to the regulations of such gaming authority which will be extensive.

     The Company has applied for a gaming license in Missouri and is negotiating a gaming operating contract in New Orleans, Louisiana in connection with its projects that are currently under development. In the event the Company's applications are approved, the Company will be subject to extensive regulations regarding these projects.

     The Company and its joint venture partner have been granted a gaming license in connection with the development of a casino entertainment facility in Auckland, New Zealand and will also be subject to extensive regulations in that jurisdiction.

HOTEL LICENSING

     A number of states regulate the licensing of hotels and restaurants and the granting of liquor licenses by requiring registration, disclosure statements and compliance with specific standards of conduct. In addition, various federal and state regulations mandate certain disclosures and other practices with respect to the sales of license agreements and the licensor/licensee relationship. The Company's operations have not been materially affected by such legislation and regulations, but the Company cannot predict the effect of future legislation.

                       FUEL SHORTAGES AND COSTS; WEATHER

     Although gasoline supplies are now in relative abundance, gasoline shortages and price increases may have adverse effects on the hotel business of Promus. The business of Harrah's in Nevada and Atlantic City is also sensitive to the cost and availability of gasoline. Access to the Lake Tahoe and Reno areas of northern Nevada and Atlantic City, New Jersey, may be restricted from time to time during the winter months by adverse weather conditions which can cause road closures. Such closures have at times adversely affected operating results at Harrah's Lake Tahoe, Harrah's Reno, Bill's Lake Tahoe Casino and Harrah's Atlantic City.

                               EMPLOYEE RELATIONS

     Promus, through its subsidiaries, has approximately 25,300 employees. Labor relations with employees are good.

     Promus' subsidiaries have collective bargaining agreements covering approximately 3,000 employees. These agreements relate to certain casino, hotel and restaurant employees at Harrah's Atlantic City and Harrah's Las Vegas. Approximately 2,500 of these 3,000 employees are covered by collective bargaining agreements expiring in 1994. Negotiations for successor agreements will begin later this year prior to the expiration of the current contracts.

ITEM 3. LEGAL PROCEEDINGS.

     Bass Public Limited Company, Bass International Holdings N.V., Bass (U.S.A.) Incorporated, Holiday Corporation and Holiday Inns, Inc. (collectively "Bass") v. The Promus Companies Incorporated ("Promus"). A complaint was filed in the United States District Court for the Southern District of New York against Promus on February 6, 1992, under Civil Action No. 92 Civ. 0969(SWK). The complaint alleges violation of Rule 10b-5 of the federal securities laws, intentional and negligent misrepresentation, breach of express warranties, breach of contract, and express and equitable indemnification. The complaint generally alleges breaches of representations and warranties under the Merger Agreement with respect to the 1990 spin-off of Promus and acquisition of the Holiday Inn hotel business by Bass, violation of the federal securities laws due to such alleged breaches, and breaches of the Tax Sharing Agreement between Bass and Promus entered into at the closing of the Merger Agreement. The complaint seeks an unspecified amount of damages, unspecified punitive or exemplary damages, and declaratory relief. The Company believes that it has complied with all applicable laws and agreements with Bass in connection with the Merger and is defending its position vigorously. Promus has filed (a) an answer denying, and asserting affirmative defenses to, the substantive allegations of the complaint and (b) counterclaims alleging that Bass has breached the Tax Sharing Agreement and agreements ancillary to the Merger Agreement. The counterclaims request unspecified compensatory damages, injunctive and declaratory relief and Promus' costs, including reasonable attorneys fees and expenses. On April 17, 1992, Bass filed a motion seeking to disqualify the Company's outside counsel in the litigation, Latham & Watkins, on various grounds. That motion was denied by the trial court on January 7, 1994. Discovery has begun, but no trial date has been set.

     Certain tax matters. In connection with the Spin-off, Promus is liable, with certain exceptions, for taxes of Holiday and its subsidiaries for all pre-merger tax periods. Bass is obligated under the terms of the Tax Sharing Agreement to pay Promus the amount of any tax benefits realized from pre-merger tax periods of Holiday and its subsidiaries. All federal income taxes and interest assessed by the Internal Revenue Service ("IRS") for the 1978 through 1984 tax years were paid during 1992. The federal income taxes and interest thereon associated with the agreed issues from the IRS audit of the 1985 and 1986 tax years were paid in 1991. Negotiations with the IRS to resolve disputed issues for the 1985 and 1986 tax years were concluded and settlement reached during fourth quarter 1993. Final payment of the federal income taxes and related interest due under the settlement is expected to be made during second quarter 1994. The IRS has completed its examination of Holiday's federal income tax returns for 1987 through the Spin-off date and has issued its proposed adjustments to those returns. Federal income taxes and related interest assessed on agreed issues were paid subsequent to year-end. The total liability of approximately $23.7 million for the federal income tax and interest payments to be made, as discussed above, was included in current liabilities on December 31, 1993. A protest of all unagreed issues for the 1987 through Spin-off periods was filed with the IRS during the third quarter of 1993 and negotiations to resolve disputed issues are currently expected to begin during the second quarter of 1994. Final resolution of the disputed issues is not expected to have a materially adverse effect on Promus' consolidated financial position or its results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                                      POSITIONS AND OFFICES HELD AND PRINCIPAL
                                      OCCUPATIONS OR EMPLOYMENT DURING PAST 5
           NAME AND AGE                                YEARS
- -----------------------------------  ------------------------------------------
Michael D. Rose (52)...............  Chairman of the Board and Chief Executive
                                       Officer of Promus since November 1989.
                                       President of Promus (1989-1991). Chief
                                       Executive Officer (1981-1990), Chairman
                                       of the Board (1984-1990) and President
                                       (1988-1990) of Holiday. Effective April
                                       29, 1994, Mr. Philip G. Satre will
                                       become Chief Executive Officer of
                                       Promus. Mr. Rose will continue as
                                       Chairman of the Board. Mr. Rose also is
                                       a director of Ashland Oil, Inc., First
                                       Tennessee National Corporation and
                                       General Mills, Inc.
Philip G. Satre (44)...............  Director, President and Chief Operating
                                       Officer of Promus since April 1991.
                                       Director and Senior Vice President of
                                       Promus (1989-1991). President (since
                                       1984) and Chief Executive Officer
                                       (1984-1991) of Harrah's and Senior Vice
                                       President (1987-1990) and a Director
                                       (1988-1990) of Holiday. Effective April
                                       29, 1994, Mr. Satre will become Chief
                                       Executive Officer of Promus in addition
                                       to his position as President. He also is
                                       a director of Goody's Family Clothing,
                                       Inc.
John M. Boushy (39)................  Senior Vice President, Information
                                       Technology and Corporate Marketing of
                                       Promus since June 1993. Vice President,
                                       Strategic Marketing of Harrah's April
                                       1989 to June 1993.
Charles A. Ledsinger, Jr. (44).....  Senior Vice President and Chief Financial
                                       Officer of Promus since August 1990.
                                       Treasurer of Promus from November 1989
                                       to February 1991. Vice President of
                                       Promus from November 1989 to August
                                       1990. Vice President, Project Finance
                                       (1986-1990) of Holiday. He also is a
                                       director of Perkins Management Company,
                                       Inc., a privately-held general partner
                                       of Perkins Family Restaurants, L.P., a
                                       publicly-traded limited partnership.
Ben C. Peternell (48)..............  Senior Vice President, Corporate Human
                                       Resources and Communications of Promus
                                       since November 1989. Senior Vice
                                       President, Corporate Human Resources
                                       (1985-1990) of Holiday.
Colin V. Reed (46).................  Senior Vice President, Corporate
                                       Development of Promus since May 1992.
                                       Vice President, Corporate Development of
                                       Promus from November 1989 to May 1992.
                                       Vice President (1988-1990) of Holiday.
                                       He also is a director of Sodak Gaming,
                                       Inc.
E. O. Robinson, Jr. (54)...........  Senior Vice President and General Counsel
                                       of Promus since April 1993 and Secretary of Promus since November 1989. Vice President and Associate General Counsel of Promus from November 1989 to April 1993. Vice President (1988-1990) of
                                       Holiday.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     Information as to the principal markets in which the Company's Common Stock is traded and the high and low prices of such stock for the last two years is set forth on the inside back cover of Book Two of the Annual Report, which information is incorporated herein by reference. On February 26, 1993, the Company's Board of Directors authorized a two-for-one stock split (the "First Stock Split"), in the form of a stock dividend, which was effected by the distribution on March 29, 1993 of one additional share of Common Stock for each share of Common Stock owned by stockholders of record on March 8, 1993. On October 29, 1993, the Company's Board of Directors authorized a three-for-two stock split (the "Second Stock Split"), in the form of a stock dividend, which was effected by the distribution on November 29, 1993 of one additional share Common Stock for each two shares of Common Stock owned by stockholders of record on November 8, 1993. All references herein to dividends paid, numbers of common shares, per share prices and earnings per share amounts have been restated to give retroactive effect to the First Stock Split and the Second Stock Split.

     The approximate number of holders of record of the Company's Common Stock as of March 4, 1994, is as follows:

                                                                          APPROXIMATE NUMBER
     TITLE OF CLASS                                                      OF HOLDERS OF RECORD
- -----------------------------------------------------------------------  ---------------------
Common Stock, Par Value $1.50 per share................................           16,755

     The Company paid a special, one-time $10 (retroactively adjusted for the First Stock Split and the Second Stock Split) per share dividend to its common stockholders on February 22, 1990. The Company does not presently intend to declare any other cash dividends. The terms of the Company's Bank Facility substantially limit the Company's ability to pay cash dividends on Common Stock and limitations are also contained in agreements covering other debt of the Company. See "Management's Discussion and Analysis--Intercompany Dividend Restriction" on page 9 of Book Two of the Annual Report and Note 6 to the financial statements on pages 16 and 17 of Book Two of the Annual Report, which pages are incorporated herein by reference. When permitted under the terms of the Bank Facility and the other debt, the declaration and payment of dividends is at the discretion of the Board of Directors of the Company. The Board of Directors of the Company intends to reevaluate its dividend policy in the future in light of the Company's results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. There can be no assurance that any cash dividends on Common Stock will be paid in the future.

ITEM 6. SELECTED FINANCIAL DATA.

     See the information for the years 1989 through 1993 set forth under "Selected Financial Data" in Book Two of the Annual Report on page 24, which page is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     See the information set forth in Book Two of the Annual Report on pages 2 through 9, which pages are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See the information set forth in Book Two of the Annual Report on pages 10 through 24, which pages are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.
DIRECTORS

     See the information regarding the names, ages, positions and prior business experience of the directors of the Company set forth on pages 4 through 6 of the Proxy Statement, which pages are incorporated herein by reference.

EXECUTIVE OFFICERS

     See "Executive Officers of the Registrant" on page 31 in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION.

     See the information set forth in the Proxy Statement on pages 6 and 7 thereof entitled "Compensation of Directors" and the information on pages 13 through 23 thereof. The information on pages 6 and 7 of the Proxy Statement entitled "Compensation of Directors" and the information on pages 18 through 23 of the Proxy Statement entitled "Summary Compensation Table," "Option Grants in the Last Fiscal Year," "Aggregated Option Exercises in 1993 and December 31, 1993, Option Values," and "Certain Employment Arrangements" are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     See the information set forth in the Proxy Statement on page 3 thereof entitled "Share Ownership of Directors and Executive Officers" and on pages 24 and 25 thereof entitled "Certain Stockholders," which information on said pages is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See the information set forth in the Proxy Statement entitled "Certain Transactions" on pages 23 and 24 thereof, which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) 1. Financial statements (including related notes to consolidated financial statements)* filed as part of this report are listed below:

        Report of Independent Public Accountants

        Consolidated Balance Sheets as of December 31, 1993 and December 31,
          1992.

        Consolidated Statements of Income for the Fiscal Years Ended December
          31, 1993, December 31, 1992, and January 3, 1992.

        Consolidated Statements of Stockholders' Equity for the Fiscal Years
          Ended December 31, 1993, December 31, 1992, and January 3, 1992.

        Consolidated Statements of Cash Flows for the Fiscal Years Ended
          December 31, 1993, December 31, 1992, and January 3, 1992.

- ---------------

* Incorporated by reference from pages 10 through 23 of Book Two of the Annual Report.

     2. Schedules for the fiscal years ended December 31, 1993, December 31, 1992, and January 3, 1992, are as follows:

 NO.
- -----
   II  -Consolidated amounts receivable from related parties and underwriters, promoters, and employees other than related parties
  III  -Condensed financial information of registrant
    V  -Consolidated property and equipment
   VI  -Consolidated accumulated depreciation and amortization of property and equipment
 VIII  -Consolidated valuation and qualifying accounts
    X  -Consolidated supplementary income statement information

     Schedules I, IV, VII, IX, XI, XII, XIII and XIV are not applicable and have therefore been omitted.

     3. Exhibits (footnotes appear on pages 38 and 39):

  NO.
- -------
  3(1) -Certificate of Incorporation of The Promus Companies Incorporated. (1) 3(2) -Bylaws of The Promus Companies Incorporated, as amended. (16)
  4(1) -Rights Agreement dated as of February 7, 1990, between The Promus
        Companies Incorporated and The Bank of New York as Rights Agent. (12) 4(2) -Offering Circular dated February 9, 1988, for $200,000,000 Holiday
        Inns, Inc. 8 5/8% Notes due 1993 and $200,000,000 9% Notes due 1995;
        Indenture dated as of February 15, 1988, among Holiday Inns, Inc., Holiday Corporation and Sumitomo Bank of New York Trust Company, Trustee; Irrevocable Letter of Credit dated February 25, 1988, by The Sumitomo Bank, Limited, New York Branch. (3)
  4(3) -Indenture Supplement No. 1 dated as of February 7, 1990, under
        Indenture dated as of February 15, 1988, among Holiday Inns, Inc., Holiday Corporation and Sumitomo Bank of New York Trust Company, Trustee; Amendment No. 1 dated February 7, 1990, to Irrevocable Letter of Credit dated February 25, 1988, by The Sumitomo Bank, Limited, New York Branch. (12)
  4(4) -Indenture dated as of March 30, 1987, between Holiday Inns, Inc.,
        Issuer, Holiday Corporation, Guarantor, and Commerce Union Bank (now Sovran Bank/Central South), Trustee; Prospectus dated March 5, 1987, for $900,000,000 Holiday Inns, Inc. 10 1/2% Senior Notes due 1994. (4)
  4(5) -First Supplemental Indenture dated as of January 12, 1990, with respect to the 10 1/2% Senior Notes due 1994, among Sovran Bank/Central South, as trustee, Holiday Corporation, as guarantor, The Promus Companies Incorporated and Holiday Inns, Inc., as issuer; Second Supplemental Indenture dated as of February 7, 1990, with respect to the 10 1/2% Senior Notes due 1994, among Holiday Inns, Inc., Holiday Corporation, Embassy Suites, Inc., The Promus Companies Incorporated and Sovran Bank/Central South; Form of Note for 10 1/2% Senior Notes due 1994.
        (12)
  4(6) -Indenture dated as of March 30, 1987, between Holiday Inns, Inc.,
        Issuer, Holiday Corporation, Guarantor, and LaSalle National Bank, Trustee; Prospectus dated March 5, 1987, for $500,000,000 Holiday Inns, Inc. 11% Subordinated Debentures due 1999. (5)
  4(7) -First Supplemental Indenture dated as of January 8, 1988, under
        Indenture dated as of March 30, 1987, among Holiday Inns, Inc., Holiday Corporation and LaSalle National Bank. (3)
  4(8) -Second Supplemental Indenture dated as of February 23, 1988, under
        Indenture dated as of March 30, 1987, among Holiday Inns, Inc., Holiday Corporation, Guarantor, and LaSalle National Bank. (3)

  NO.
- -------
  4(9) -Third Supplemental Indenture dated as of January 17, 1990, with respect to the 11% Subordinated Debentures due 1999, among LaSalle National Bank, as trustee, Holiday Corporation, as guarantor, The Promus Companies Incorporated and Holiday Inns, Inc., as issuer; Fourth Supplemental Indenture dated as of February 7, 1990, with respect to the 11% Subordinated Debentures due 1999, among Holiday Inns, Inc., Holiday Corporation, Embassy Suites, Inc., The Promus Companies Incorporated and LaSalle National Bank; Form of Debenture for 11% Subordinated Debentures due 1999. (12)
  4(10) -Letter to Bank of New York dated March 18, 1993 constituting
        Certificate under Section 12 of the Rights Agreement dated as of February 7, 1990. (11)
  4(11) -Interest Swap Agreement between Bank of America National Trust and
        Savings Association and Embassy Suites, Inc. dated May 14, 1993. (6) 4(12) -Interest Swap Agreement between NationsBank of North Carolina, N.A. and
        Embassy Suites, Inc. dated May 18, 1993. (6)
  4(13) -First Supplemental Indenture dated as of July 15, 1987, among Irving
        Trust Company, as resigning trustee with respect to the 1999 Notes, Indiana National Bank as successor trustee with respect to the 1999 Notes and Holiday Inns, Inc.; Second Supplemental Indenture dated as of January 8, 1988, under Indenture dated as of January 15, 1984, between Holiday Inns, Inc., and Irving Trust Company, as trustee with respect to 8 3/8% Notes due 1996; Third Supplemental Indenture dated as of January 8, 1988, under Indenture dated as of January 15, 1984, among Holiday Inns, Inc., Irving Trust Company, as resigning trustee with respect to the 8 3/8% Notes due 1996, and LaSalle National Bank as successor trustee with respect to the 8 3/8% Notes due 1996; Fourth Supplemental Indenture dated as of February 23, 1988, under Indenture dated as of January 15, 1984, between Holiday Inns, Inc. and LaSalle National Bank, as trustee with respect to the 8 3/8% Notes due 1996.
        (3)
  4(14) -Fifth Supplemental Indenture dated as of January 23, 1990, with respect to the 8 3/8% Notes due 1996, among LaSalle National Bank, as trustee, The Promus Companies Incorporated and Holiday Inns, Inc., as issuer; Sixth Supplemental Indenture dated as of February 7, 1990, with respect to the 8 3/8% Notes due 1996, among Holiday Inns, Inc., Embassy Suites, Inc., The Promus Companies Incorporated and LaSalle National Bank; Form of Note for 8 3/8% Notes due 1996. (12)
  4(15) -Indenture dated as of April 1, 1992, with respect to the 10 7/8% Senior
        Subordinated Notes due 2002, among The Bank of New York, as trustee,
        The Promus Companies Incorporated, as guarantor, and Embassy Suites, Inc., as issuer; Form of Note for 10 7/8% Senior Subordinated Notes due 2002. (18)
  4(16) -Indenture dated as of August 1, 1993, with respect to the 8 3/4% Senior
        Subordinated Notes due 2000, among The Bank of New York, as trustee,
        The Promus Companies Incorporated, as guarantor, and Embassy Suites, Inc., as issuer; Form of Note for 8 3/4% Senior Subordinated Notes due 2000. (6)
  4(17) -Interest Swap Agreement between The Sumitomo Bank, Limited and Embassy
        Suites, Inc. dated October 22, 1992; Interest Swap Agreement between
        The Bank of Nova Scotia and Embassy Suites, Inc. dated October 22,
        1992; Interest Swap Agreement between The Nippon Credit Bank and
        Embassy Suites, Inc. dated October 22, 1992; (18)
 10(1) -Amended and Restated Agreement and Plan of Merger among Holiday
        Corporation, Holiday Inns, Inc., The Promus Companies Incorporated,
        Bass plc, Bass (U.S.A.) Hotels, Incorporated (a Delaware corporation) and Bass (U.S.A.) Hotels, Incorporated (a Tennessee corporation), dated as of August 24, 1989. (1)
 10(2) -First Amendment to the Amended and Restated Agreement and Plan of
        Merger among Holiday Corporation, Holiday Inns, Inc., The Promus Companies Incorporated, Bass plc and Bass (U.S.A.) Hotels,
        Incorporated, dated as of February 7, 1990. (2)
 10(3) -Tax Sharing Agreement dated as of February 7, 1990, among Holiday
        Corporation, Holiday Inns, Inc., The Promus Companies Incorporated,
        Bass plc, Bass European Holdings, N.V., Bass (U.S.A.), Inc. and Bass (U.S.A.) Hotels, Incorporated. (12)
+10(4) -Form of Indemnification Agreement entered into by The Promus Companies
        Incorporated and each of its directors and executive officers. (1) +10(5) -The Promus Companies Incorporated 1990 Stock Option Plan. (12)

- ---------------

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(a)(3) of Form 10-K.

  NO.
- -------
+10(6) -The Promus Companies Incorporated 1990 Restricted Stock Plan. (12) +10(7) -The Promus Companies Incorporated Savings and Retirement Plan Trust
        Agreement. (12)
+10(8) -Amendment to The Promus Companies Incorporated Savings and Retirement
        Plan dated May 1, 1991. (15)
+10(9) -Financial Counseling Plan of The Promus Companies Incorporated as
        amended February 25, 1993. (11)
+10(10) -Form of Severance Agreement dated July 30, 1993, entered into with E.
        O. Robinson, Jr. and John M. Boushy. (22)
 10(11) -Credit Agreement, dated as of July 22, 1993, among Embassy Suites,
        Inc., The Promus Companies Incorporated, the Banks parties thereto, Marina Associates and Bankers Trust Company, as Administrative Agent.
        (19)
 10(12) -Amended and Restated Reimbursement Agreement, dated as of July 22,
        1993, among Embassy Suites, Inc., The Promus Companies Incorporated, Marina Associates and The Sumitomo Bank, Limited, New York Branch. (19)
 10(13) -Master Collateral Agreement, dated as of July 22, 1993, among The
        Promus Companies Incorporated, Embassy Suites, Inc., the other Collateral Grantors parties thereto, Bankers Trust Company, as Administrative Agent, and Bankers Trust Company as Collateral Agent.
        (19)
 10(14) -Security Agreement dated as of July 22, 1993, among Embassy Suites,
        Inc., the Collateral Grantors parties thereto and Bankers Trust Company, as Collateral Agent. (19)
 10(15) -Deed of Trust, Leasehold Deed of Trust, Assignment, Assignment of
        Leases and Rents, Security Agreement and Financing Statement, dated as of July 22, 1993, from Embassy Suites, Inc., Harrah's Laughlin, Inc., and Harrah's Reno Holding Company, Inc., the Grantors, to First American Title Company of Nevada, as Trustee, for the benefit of Bankers Trust Company, as Beneficiary. (19)
 10(16) -Mortgage, Leasehold Mortgage, Assignment, Assignment of Leases and
        Rents and Security Agreement, dated as of July 22, 1993, from Marina Associates and Embassy Suites, Inc., the Mortgagors, to Bankers Trust Company, as Collateral Agent and the Mortgagee. (19)
 10(17) -Pledge Agreement, dated as of July 22, 1993, between The Promus
        Companies Incorporated and Bankers Trust Company, as Collateral Agent.
        (19)
 10(18) -Pledge Agreement, dated as of July 22, 1993, among Embassy Suites,
        Inc., ESI Equity Development Corporation, Harrah's, Harrah's Club, Casino Holding Company, and Bankers Trust Company, as the General Collateral Agent, and Bank of America Nevada as the Nevada Collateral Agent. (19)
 10(19) -Form of License Agreement for Hampton Inns. (7)
 10(20) -Form of License Agreement for Hampton Inns revised 1988. (8)
 10(21) -Form of License Agreement for Hampton Inns revised 1991. (15)
 10(22) -Form of License Agreement for Hampton Inns revised 1992. (18)
 10(23) -Form of License Agreement for Embassy Suites. (9)
 10(24) -Form of License Agreement for Embassy Suites revised 1989. (12)
 10(25) -Form of License Agreement for Embassy Suites revised 1990. (13)
 10(26) -Form of License Agreement for Embassy Suites revised 1991. (15)
 10(27) -Form of License Agreement for Embassy Suites revised 1992. (18)
 10(28) -Form of Short-Term License Agreement for Embassy Suites. (12)
 10(29) -Form of Short-Term License Agreement for Embassy Suites revised 1990.
        (13)
 10(30) -Form of Short-Term License Agreement for Embassy Suites revised 1991.
        (15)
 10(31) -Form of Short-Term License Agreement for Embassy Suites revised 1992.
        (18)
 10(32) -Form of License Agreement for Homewood Suites. (3)
 10(33) -Form of License Agreement for Homewood Suites revised 1992. (18)

- ---------------

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(a)(3) of Form 10-K.

  NO.
- -------
**10(34) -Form of License Agreement for Homewood Suites revised 1993.
**10(35) -Form of License Agreement for Embassy Suites revised 1993.
**10(36) -Form of Short-Term License Agreement for Embassy Suites revised 1993. **10(37) -Form of License Agreement for Hampton Inns revised 1993.
**10(38) -Form of License Agreement for Hampton Inn & Suites.
  10(39) -Management Agreement dated as of December 17, 1986, between Hampton
          Inns, Inc. and Hampton/GHI Associates No. 1. (10)
  10(40) -Form of Management Agreement between Embassy Suites, Inc. and affiliates of General Electric Pension Trust. (10)
 +10(41) -Employment Agreement dated August 1, 1987 between Holiday Corporation and Michael D. Rose; Amendment to Employment Agreement dated as of January 31, 1990 between The Promus Companies Incorporated and Michael
          D. Rose. (12)
 +10(42) -Amended and Restated Severance Agreement dated as of May 1, 1992 between The Promus Companies Incorporated and Michael D. Rose. (18) +10(43) -Summary Plan Description of Executive Term Life Insurance Plan. (18) +10(44) -Forms of Stock Option (1990 Stock Option Plan). (12)
 +10(45) -Revised Forms of Stock Option (1990 Stock Option Plan). (18)
 +10(46) -Form of The Promus Companies Incorporated's Annual Bonus Plan, as
          amended, for Managers and Executives. (13)
 +10(47) -Forms of Restricted Stock Award (1990 Restricted Stock Plan). (12) +10(48) -Deferred Compensation Plan dated October 16, 1991. (15)
 +10(49) -Form of Deferred Compensation Agreement. (12)
 +10(50) -Form of Deferred Compensation Agreement revised November 1991. (15) +10(51) -Executive Deferred Compensation Plan. (12)
 +10(52) -First Amendment to Executive Deferred Compensation Plan, dated as of
          October 25, 1990. (13)
 +10(53) -Second Amendment to Executive Deferred Compensation Plan, dated as of
          October 25, 1991. (15)
 +10(54) -Third Amendment to Executive Deferred Compensation Plan, dated as of
          October 29, 1992. (18)
 +10(55) -Forms of Restricted Stock Award (1990 Restricted Stock Plan). (18) +10(56) -First Amendment to Escrow Agreement dated January 31, 1990 among
          Holiday Corporation, certain subsidiaries thereof and Sovran Bank, as escrow agent. (12)
 +10(57) -Escrow Agreement dated February 6, 1990 between The Promus Companies
          Incorporated, certain subsidiaries thereof, and Sovran Bank, as escrow agent. (12)
 +10(58) -Form of Amended and Restated Severance Agreement dated November 5,
          1992, entered into with Charles A. Ledsinger, Jr., Ben C. Peternell, Philip G. Satre and Colin V. Reed. (18)
 +10(59) -Form of memorandum agreement dated July 2, 1991, eliminating stock appreciation rights under stock options held by Charles A. Ledsinger, Jr., Ben C. Peternell and Philip G. Satre. (14)
 +10(60) -The Promus Companies Incorporated Amended and Restated Savings and
          Retirement Plan dated as of February 6, 1990. (18)
 +10(61) -Administrative Regulations, Long Term Compensation Plan (Restricted
          Stock Plan and Stock Option Plan), dated as of January 1, 1992. (17) +10(62) -Amendment dated October 29, 1992 to The Promus Companies Incorporated
          Savings and Retirement Plan Trust Agreement; Amendment dated September 21, 1992 to The Promus Companies Incorporated Savings and Retirement Plan Trust Agreement (18)
 +10(63) -Revised Form of Stock Option. (21)
 +10(64) -The Promus Companies Incorporated 1990 Stock Option Plan (as amended as of April 30, 1993). (20)

- ---------------

** Filed herewith

 + Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(a)(3) of Form 10-K.

  NO.
- -------
**10(65)-Limited Partnership Agreement of Des Plaines Limited Partnership
         between Harrah's Illinois Corporation and John Q. Hammons, dated February 28, 1992; First Amendment to Limited Partnership Agreement of Des Plaines Limited Partnership dated as of October 5, 1992.
+**10(66)-Amendment to Escrow Agreement dated as of October 29, 1993 among The
         Promus Companies Incorporated, certain subsidiaries thereof, and NationsBank, formerly Sovran Bank.
**10(67)-Amended and Restated Partnership Agreement of Harrah's Jazz Company,
         dated as of March 15, 1994, among Harrah's New Orleans Investment Company, New Orleans/Louisiana Development Corporation and Grand Palais Casino, Inc.; First Amendment to the Amended and Restated Partnership Agreement of Harrah's Jazz Company, effective as of March 15, 1994.
 10(68) -Form of Rivergate Ground Lease by and among Harrah's Jazz Company,
         Rivergate Development Corporation and the City of New Orleans. (23) 10(69) -Form of General Development Agreement among Harrah's Jazz Company,
         Rivergate Development Corporation and the City of New Orleans. (23) 10(70) -Form of Temporary Casino Lease by and among Harrah's Jazz Company,
         Rivergate Development Corporation and the City of New Orleans. (23) 10(71) -Form of Casino Management Agreement between Harrah's Jazz Company and
         Harrah's New Orleans Management Company. (23)
 **11   -Computations of per share earnings.
 **12   -Computations of ratios.
 **13   -Portions of Annual Report to Stockholders for the fiscal year ended
         December 31, 1993. (24)
 **21   -List of subsidiaries of The Promus Companies Incorporated.
  99(1) -Proxy Statement--Information Statement--Prospectus dated December 13,
         1989 of Holiday Corporation, The Promus Companies Incorporated and Bass Public Limited Company. (12)

- ---------------

** Filed herewith

 + Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(a)(3) of Form 10-K.

FOOTNOTES

 (1) Incorporated by reference from the Company's Registration Statement on Form 10, File No. 1-10410, filed on December 13, 1989.

 (2) Incorporated by reference from the Company's Current Report on Form 8-K dated February 16, 1990, File No. 1-10410.

 (3) Incorporated by reference from Holiday Corporation's Annual Report on Form 10-K for the fiscal year ended January 1, 1988, filed March 31, 1988, File No. 1-8900.

 (4) Incorporated by reference from Holiday Inns, Inc.'s Registration Statement on Form S-3, File No. 33-11770, filed February 24, 1987.

 (5) Incorporated by reference from Holiday Inns, Inc's Registration Statement on Form S-3, File No. 33-11163, filed December 31, 1986.

 (6) Incorporated by reference from the Company's and Embassy Suites, Inc.'s Amendment No. 2 to Form S-4 Registration Statement, File No. 33-49509-01, filed July 16, 1993.

 (7) Incorporated by reference from Holiday Inns, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 30, 1983, filed March 21, 1984, File No. 1-4804.

 (8) Incorporated by reference from Holiday Corporation's Annual Report on Form 10-K for the fiscal year ended December 30, 1988, filed March 30, 1989, File No. 1-8900.

 (9) Incorporated by reference from Holiday Corporation's Annual Report on Form 10-K for the fiscal year ended January 3, 1986, filed March 28, 1986, File No. 1-8900.

(10) Incorporated by reference from Holiday Corporation's Annual Report on Form 10-K for the fiscal year ended January 2, 1987, filed March 27, 1987, File No. 1-8900.

(11) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, filed May 13, 1993, File No. 1-10410.

(12) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1989, filed March 28, 1990, File No. 1-10410.

(13) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1990, filed March 21, 1991, File No. 1-10410.

(14) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1991, filed November 8, 1991, File No. 1-10410.

(15) Incorporated by reference from Amendment No. 2 to the Company's and Embassy's Registration Statement on Form S-1, file No. 33-43748, filed March 18, 1992.

(16) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1992, filed March 26, 1992, File No. 1-10410.

(17) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, filed May 13, 1992, File No. 1-10410.

(18) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, filed March 12, 1993, File No. 1-10410.

(19) Incorporated by reference from the Company's Current Report on Form 8-K filed August 6, 1993, File No. 1-10410.

(20) Incorporated by reference from Post-Effective Amendment No. 1 to the Company's Form S-8 Registration Statement, File No. 33-32864-01, filed July 22, 1993.

(21) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, filed August 12, 1993, File No. 1-10410.

(22) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, filed November 12, 1993, File No. 1-10410.

(23) Incorporated by reference from Amendment No. 1 to Form S-1 Registration Statement of Harrah's Jazz Company and Harrah's Jazz Finance Corp., File No. 33-73370, filed February 22, 1994.

(24) Filed herewith to the extent provisions of such report are specifically incorporated herein by reference.

     (b) The following Reports on Form 8-K were filed during the fourth quarter of 1993 and thereafter through March 24, 1994: NONE

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        THE PROMUS COMPANIES INCORPORATED

Dated: March 28, 1994                   By:         MICHAEL D. ROSE
                                            ..................................
                                              (Michael D. Rose, Chairman
                                             and Chief Executive Officer)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

              Signature                         Title                 Date
- -------------------------------------  ------------------------  --------------
         JAMES L. BARKSDALE            Director                  March 28, 1994
.....................................
        (James L. Barksdale)

           JAMES B. FARLEY             Director                  March 28, 1994
.....................................
          (James B. Farley)

            JOE M. HENSON              Director                  March 28, 1994
.....................................
           (Joe M. Henson)

           MICHAEL D. ROSE             Director and Chief        March 28, 1994
.....................................    Executive Officer
          (Michael D. Rose)

          WALTER J. SALMON             Director                  March 28, 1994
.....................................
         (Walter J. Salmon)

           PHILIP G. SATRE             Director, President and   March 28, 1994
.....................................    Chief Operating
          (Philip G. Satre)              Officer

           BOAKE A. SELLS              Director                  March 28, 1994
.....................................
          (Boake A. Sells)

            RONALD TERRY               Director                  March 28, 1994
.....................................
           (Ronald Terry)

          EDDIE N. WILLIAMS            Director                  March 28, 1994
.....................................
         (Eddie N. Williams)

            SHIRLEY YOUNG              Director                  March 28, 1994
.....................................
           (Shirley Young)

      CHARLES A. LEDSINGER, JR.        Chief Financial Officer   March 28, 1994
.....................................
     (Charles A. Ledsinger, Jr.)

          MICHAEL N. REGAN             Controller and Principal  March 28, 1994
.....................................    Accounting Officer
         (Michael N. Regan)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Promus Companies Incorporated:

     We have audited in accordance with generally accepted auditing standards, the financial statements included in The Promus Companies Incorporated 1993 annual report to stockholders, incorporated by reference in this Form 10-K, and have issued our report thereon dated February 8, 1994. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed under Item 14(a)2 on page 34 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                         ARTHUR ANDERSEN & CO.

Memphis, Tennessee,
February 8, 1994.

                                                                     SCHEDULE II

                       THE PROMUS COMPANIES INCORPORATED
            CONSOLIDATED AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
       UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                                                      (IN THOUSANDS)
- ---------------------------------------------------------------------------------------------------------------------------
               COLUMN A                    COLUMN B      COLUMN C             COLUMN D                    COLUMN E
- ---------------------------------------------------------------------------------------------------------------------------
                                                                                                         BALANCE AT
                                                                             DEDUCTIONS                END OF PERIOD
                                                                     --------------------------  --------------------------
                                          BALANCE AT
                                         BEGINNING OF                  AMOUNTS       AMOUNTS
            NAME OF DEBTOR                  PERIOD       ADDITIONS    COLLECTED    WRITTEN OFF     CURRENT     NOT CURRENT
- ---------------------------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED DECEMBER 31, 1993
  Clyde E. Culp, III...................    $     124     $       -    $     124     $       -     $       -     $       -
  Charles A. Ledsinger, Jr.............          126             -          126             -             -             -
  Craig H. Norville....................          120           351          120             -           351             -
  Philip G. Satre......................          240             -          240             -             -             -
  Kevin O. Servatius...................            -           112            -             -           112             -
FISCAL YEAR ENDED DECEMBER 31, 1992
  Clyde E. Culp, III...................    $       -     $     124    $       -     $       -     $     124     $       -
  Charles A. Ledsinger, Jr.............            -           191           65             -           126             -
  Craig H. Norville....................            -           120            -             -           120             -
  Philip G. Satre......................            -           358          118             -           240             -
FISCAL YEAR ENDED JANUARY 3, 1992          $       -     $       -    $       -     $       -     $       -     $       -

                                                                    SCHEDULE III

                       THE PROMUS COMPANIES INCORPORATED
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                                 1993         1992
                                                                                          -----------  -----------
                                         ASSETS
Cash....................................................................................  $         -  $         -
Investments in and advances to subsidiaries (eliminated in consolidation)...............      535,707      427,275
Organizational costs....................................................................          302          573
                                                                                          -----------  -----------
                                                                                          $   536,009  $   427,848
                                                                                          -----------  -----------
                                                                                          -----------  -----------
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued taxes, including federal income taxes...........................................  $       (28) $       (82)
                                                                                          -----------  -----------
Commitments and contingencies-see page S-5
Stockholders' equity
  Common stock, $1.50 par value, authorized-120,000,000 shares, outstanding-102,258,442
     and 101,882,082 shares (excluding 25,251 and 44,442 shares held in treasury).......      153,388      101,882
  Capital surplus.......................................................................      201,035      229,913
  Retained earnings.....................................................................      187,203      100,857
  Deferred compensation related to restricted stock.....................................       (5,589)      (4,722)
                                                                                          -----------  -----------
                                                                                              536,037      427,930
                                                                                          -----------  -----------
                                                                                          $   536,009  $   427,848
                                                                                          -----------  -----------
                                                                                          -----------  -----------

  The accompanying Notes to Financial Statements are an integral part of these balance sheets.

                       THE PROMUS COMPANIES INCORPORATED
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                                     FISCAL YEAR ENDED
                                                                           --------------------------------------
                                                                            DECEMBER 31,  DECEMBER 31,  JANUARY 3,
                                                                                   1993          1992        1992
                                                                           ------------  ------------  ----------
Revenues.................................................................  $          -  $          -  $        -
Costs and expenses.......................................................           319           458         402
                                                                           ------------  ------------  ----------
Loss before income taxes and equity in subsidiaries' continuing
  earnings...............................................................          (319)         (458)       (402)
  Income tax benefit.....................................................           112           155         137
                                                                           ------------  ------------  ----------
Loss before equity in subsidiaries' continuing earnings..................          (207)         (303)       (265)
Equity in subsidiaries' continuing earnings..............................        92,000        51,721      30,276
                                                                           ------------  ------------  ----------
Income before extraordinary items........................................        91,793        51,418      30,011
Extraordinary items, net of tax benefit (provision) of $3,415 and $(753)

  (Note 8)...............................................................        (5,447)        1,074           -
                                                                           ------------  ------------  ----------
Net income...............................................................  $     86,346  $     52,492  $   30,011
                                                                           ------------  ------------  ----------
                                                                           ------------  ------------  ----------

  The accompanying Notes to Financial Statements are an integral part of these statements.

                       THE PROMUS COMPANIES INCORPORATED
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   FISCAL YEAR ENDED
                                                                        ----------------------------------------
                                                                         DECEMBER 31,  DECEMBER 31,    JANUARY 3,
                                                                                1993          1992          1992
                                                                        ------------  ------------  ------------
Cash flows from operating activities
  Net income..........................................................  $     86,346  $     52,492  $     30,011
  Adjustments to reconcile net income to cash flows from operating activities
       Extraordinary items............................................         8,862        (1,827)            -
       Amortization...................................................           271           265           276
       Equity in undistributed continuing earnings of subsidiaries....       (92,000)      (51,721)      (30,276)
       Dividend received from subsidiary..............................             -           500             -
       Net change in working capital accounts.........................        (3,479)          791           (11)
                                                                        ------------  ------------  ------------
          Cash flows from operating activities........................             -           500             -
                                                                        ------------  ------------  ------------
Cash flows used in investing activities
  Advances and capital contributions to subsidiaries..................             -          (500)     (126,080)
                                                                        ------------  ------------  ------------
Cash flows provided by financing activities
  Proceeds from issuance of stock, net of issue costs of $6,920.......             -             -       126,080
                                                                        ------------  ------------  ------------
Net change in cash....................................................             -             -             -
Cash, beginning of period.............................................             -             -             -
                                                                        ------------  ------------  ------------
Cash, end of period...................................................  $          -  $          -  $          -
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------

  The accompanying Notes to Financial Statements are an integral part of these statements.

                       THE PROMUS COMPANIES INCORPORATED
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1993

NOTE 1--BASIS OF ORGANIZATION

     The Promus Companies Incorporated (Promus), a Delaware corporation, is a holding company, the principal assets of which are the capital stock of two subsidiaries, Embassy Suites, Inc. (Embassy) and Aster Insurance Ltd. (Aster). These condensed financial statements should be read in conjunction with the consolidated financial statements of Promus and subsidiaries.

NOTE 2--FISCAL YEAR

     As of the beginning of fiscal 1992, Promus changed from a fiscal year to a calendar year for financial reporting purposes. The impact of this change on Promus' financial statements was immaterial.

NOTE 3--ORGANIZATIONAL COSTS

     Organizational costs are being amortized on a straight-line basis over a five year period.

NOTE 4--OWNERSHIP OF ASTER

     The value of Promus' investment in Aster has been reduced below zero. Promus' negative investment in Aster at December 31, 1993 and 1992 was $12.8 million and $10.9 million, respectively, and is included in investments in and advances to subsidiaries on the accompanying balance sheets. In addition, Promus has guaranteed the future payment by Aster of certain insurance-related liabilities.

NOTE 5--LONG-TERM DEBT

     Promus has no long-term debt obligations. Promus has guaranteed certain long-term debt obligations of Embassy.

NOTE 6--STOCKHOLDERS' EQUITY

     On October 29, 1993, Promus' Board of Directors approved a three-for-two stock split (the October split), in the form of a stock dividend, effected by a distribution on November 29, 1993, of one additional share for each two shares owned by stockholders of record on November 8, 1993. The October split followed a two-for-one split, also effected as a stock dividend, approved by the Board on February 26, 1993, and distributed on March 29, 1993. The $1.50 par value per share of Promus' common stock was unchanged by these splits. The par value of the additional shares issued as a result of these splits was capitalized into common stock on the accompanying balance sheets by means of a transfer from capital surplus. All references in these financial statements to numbers of common shares and earnings per share have been restated to give retroactive effect to both stock splits.

     During the second quarter of 1993, Sodak Gaming, Inc. (Sodak), in which a subsidiary of Embassy owns an equity investment, completed an initial public offering of its common stock. As required by equity accounting rules, Embassy's subsidiary increased the carrying value of its investment in Sodak by an amount equal to its pro rata share of the proceeds of Sodak's offering, approximately $6.4 million. A corresponding increase was recorded in the combination of the subsidary's capital surplus and
                                      S-5

                       THE PROMUS COMPANIES INCORPORATED
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1993

NOTE 6--STOCKHOLDERS' EQUITY (CONTINUED) deferred income tax liability accounts. As a result of this activity, Promus increased its investment in Embassy and its capital surplus by approximately $3.8 million.

     In addition to its common stock, Promus has the following classes of stock authorized but unissued:

        Preferred stock, $100 par value, 150,000 shares authorized Special stock, 5,000,000 shares authorized-
                       Series B, $1.125 par value

NOTE 7--INCOME TAXES

     Promus files a consolidated tax return with its subsidiaries.

     During 1992, Promus and its subsidiaries adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The provisions of the statement were applied retroactively to the Spin-off date (February 7, 1990), and the cumulative effect of this change in accounting for income taxes of approximately $9.5 million was charged against stockholders' equity. There were no changes in the amounts of previously reported income from continuing operations or net income resulting from the application of this statement.

NOTE 8--EXTRAORDINARY ITEMS

     Promus' equity in Embassy's net extraordinary items for fiscal 1993 and 1992 was as follows:

                                                                                        1993       1992
                                                                                   ---------  ---------
Loss on early extinguishments of debt............................................  $  (8,862) $  (5,558)
Gain on forgiveness of joint venture debt........................................          -      4,353
Gain due to discounting of debt at extinguishment................................          -      3,032
                                                                                   ---------  ---------
                                                                                      (8,862)     1,827
Income tax benefit (provision)...................................................      3,415       (753)
                                                                                   ---------  ---------
  Extraordinary items, net of income taxes.......................................  $  (5,447) $   1,074
                                                                                   ---------  ---------
                                                                                   ---------  ---------

                                                                      SCHEDULE V

                       THE PROMUS COMPANIES INCORPORATED
                      CONSOLIDATED PROPERTY AND EQUIPMENT

                                                    (IN THOUSANDS)
- -----------------------------------------------------------------------------------------------------------------------
                     COLUMN A                         COLUMN B      COLUMN C     COLUMN D     COLUMN E      COLUMN F
- -----------------------------------------------------------------------------------------------------------------------
                                                     BALANCE AT                                 OTHER      BALANCE AT
                                                    BEGINNING OF    ADDITIONS                CHANGES ADD    CLOSE OF
                   DESCRIPTION                         PERIOD      AT COST(A)   RETIREMENTS   (DEDUCT)       PERIOD
- -----------------------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED DECEMBER 31, 1993
  Owned
     Land and land rights.........................  $     203,392  $     7,459   $  (6,862)   $    (276)  $     203,713
     Buildings, riverboats, improvements and
       other......................................      1,004,858      110,067     (55,270)         448       1,060,103
     Furniture, fixtures and equipment............        371,768       93,439     (35,707)          44         429,544
                                                    -------------  -----------  -----------  -----------  -------------
                                                        1,580,018      210,965     (97,839)         216       1,693,360
     Construction-in-progress.....................         53,370       25,488        (509)        (104)         78,245
     Property held for future use(B)..............         42,641            -           -          (99)         42,542
                                                    -------------  -----------  -----------  -----------  -------------
                                                        1,676,029      236,453     (98,348)          13       1,814,147
                                                    -------------  -----------  -----------  -----------  -------------
  Leased
     Buildings, improvements and other............          4,993           15           -            -           5,008
     Furniture, fixtures and equipment............          2,508        3,007         (87)        (150)          5,278
                                                    -------------  -----------  -----------  -----------  -------------
                                                            7,501        3,022         (87)        (150)         10,286
                                                    -------------  -----------  -----------  -----------  -------------
          Totals..................................  $   1,683,530  $   239,475   $ (98,435)   $    (137)  $   1,824,433
                                                    -------------  -----------  -----------  -----------  -------------
                                                    -------------  -----------  -----------  -----------  -------------

- ---------------

(A) Principally construction of new casino facilities and refurbishment of existing casino and hotel properties, including transfers from construction-in-progress.

(B) Land held for future development or disposition is included in property held for future use and amounted to $42.1 million, net of an $11.0 million reserve for property dispositions.

                       THE PROMUS COMPANIES INCORPORATED
                      CONSOLIDATED PROPERTY AND EQUIPMENT

                                                     (IN THOUSANDS)
- -------------------------------------------------------------------------------------------------------------------------
                      COLUMN A                          COLUMN B      COLUMN C     COLUMN D     COLUMN E      COLUMN F
- -------------------------------------------------------------------------------------------------------------------------
                                                       BALANCE AT                                 OTHER      BALANCE AT
                                                      BEGINNING OF    ADDITIONS                CHANGES ADD    CLOSE OF
                    DESCRIPTION                          PERIOD      AT COST(A)   RETIREMENTS   (DEDUCT)       PERIOD
- -------------------------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED DECEMBER 31, 1992
  Owned
     Land and land rights...........................  $     199,108  $     4,736   $    (559)   $     107   $     203,392
     Buildings, riverboats, improvements and
       other........................................        935,225       70,543        (910)           -       1,004,858
     Furniture, fixtures and equipment..............        335,107       42,393      (6,198)         466         371,768
                                                      -------------  -----------  -----------  -----------  -------------
                                                          1,469,440      117,672      (7,667)         573       1,580,018
     Construction-in-progress.......................         54,404         (195)       (369)        (470)         53,370
     Property held for future use(B)................         42,641            -           -            -          42,641
                                                      -------------  -----------  -----------  -----------  -------------
                                                          1,566,485      117,477      (8,036)         103       1,676,029
                                                      -------------  -----------  -----------  -----------  -------------
  Leased
     Buildings, improvements and other..............          5,169            -           -         (176)          4,993
     Furniture, fixtures and equipment..............          1,703          551           -          254           2,508
                                                      -------------  -----------  -----------  -----------  -------------
                                                              6,872          551           -           78           7,501
                                                      -------------  -----------  -----------  -----------  -------------
          Totals....................................  $   1,573,357  $   118,028   $  (8,036)   $     181   $   1,683,530
                                                      -------------  -----------  -----------  -----------  -------------
                                                      -------------  -----------  -----------  -----------  -------------

- ---------------

(A) Principally refurbishment and expansion of casino and hotel properties, including transfers from construction-in-progress.

(B) Land held for future development or disposition is included in property held for future use and amounted to $41.4 million, which is net of an $11.0 million reserve for property dispositions.

                       THE PROMUS COMPANIES INCORPORATED
                      CONSOLIDATED PROPERTY AND EQUIPMENT

                                                    (IN THOUSANDS)
- ----------------------------------------------------------------------------------------------------------------------
                    COLUMN A                         COLUMN B      COLUMN C     COLUMN D     COLUMN E      COLUMN F
- ----------------------------------------------------------------------------------------------------------------------
                                                    BALANCE AT                                 OTHER      BALANCE AT
                                                   BEGINNING OF    ADDITIONS                CHANGES ADD    CLOSE OF
                   DESCRIPTION                        PERIOD      AT COST(A)   RETIREMENTS  (DEDUCT)(B)     PERIOD
- ----------------------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED JANUARY 3, 1992
  Owned
     Land and land rights........................  $     186,602  $    12,590   $    (100)   $      16   $     199,108
     Buildings, riverboats, improvements and
       other.....................................        781,546      158,991      (5,572)         260         935,225
     Furniture, fixtures and equipment...........        283,530       57,785      (7,237)       1,029         335,107
                                                   -------------  -----------  -----------  -----------  -------------
                                                       1,251,678      229,366     (12,909)       1,305       1,469,440
     Construction-in-progress....................        110,070      (60,562)       (907)       5,803          54,404
     Property held for future use(C).............         39,314        4,106        (110)        (669)         42,641
                                                   -------------  -----------  -----------  -----------  -------------
                                                       1,401,062      172,910     (13,926)       6,439       1,566,485
                                                   -------------  -----------  -----------  -----------  -------------
  Leased
     Buildings, improvements and other...........          4,864          305           -            -           5,169
     Furniture, fixtures and equipment...........          1,415          356         (92)          24           1,703
                                                   -------------  -----------  -----------  -----------  -------------
                                                           6,279          661         (92)          24           6,872
                                                   -------------  -----------  -----------  -----------  -------------
          Totals.................................  $   1,407,341  $   173,571   $ (14,018)   $   6,463   $   1,573,357
                                                   -------------  -----------  -----------  -----------  -------------
                                                   -------------  -----------  -----------  -----------  -------------

- ---------------

(A) Principally refurbishment and expansion of casino and hotel properties, including transfers from construction-in-progress.

(B) Principally transfers from deferred charges of $7.8 million, partially offset by the transfer to investments in nonconsolidated affiliates of $1.0 million in assets contributed to a joint venture.

(C) Land held for future development or disposition is included in property held
    for future use and      amounted to $41.4 million, which is net of an $11.0
    million reserve for property dispositions.

                                                                     SCHEDULE VI

                       THE PROMUS COMPANIES INCORPORATED
             CONSOLIDATED ACCUMULATED DEPRECIATION AND AMORTIZATION
                           OF PROPERTY AND EQUIPMENT

                                                       (IN THOUSANDS)
- ----------------------------------------------------------------------------------------------------------------------------
                   COLUMN A                                   COLUMN B     COLUMN C     COLUMN D     COLUMN E     COLUMN F
- ----------------------------------------------------------------------------------------------------------------------------
                                                 ESTIMATED                 ADDITIONS                   OTHER
                                                  USEFUL     BALANCE AT   CHARGED TO                  CHANGES    BALANCE AT
                                                  LIFE IN     BEGINNING    COSTS AND                    ADD       CLOSE OF
                 DESCRIPTION                       YEARS      OF PERIOD    EXPENSES    RETIREMENTS   (DEDUCT)      PERIOD
- ----------------------------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED DECEMBER 31, 1993
  Owned
     Buildings, riverboats, improvements and
       other..................................        5-40   $   200,279   $  33,649    $  (8,559)   $      28   $   225,397
     Furniture, fixtures and equipment........        3-15       228,734      45,759      (21,049)         102       253,546
                                                             -----------  -----------  -----------  -----------  -----------
                                                                 429,013      79,408      (29,608)         130       478,943
                                                             -----------  -----------  -----------  -----------  -----------
  Leased
     Buildings, improvements and other........        4-35         4,513         114            -            -         4,627
     Furniture, fixtures and equipment........        1-10         1,513       1,193          (16)         (29)        2,661
                                                             -----------  -----------  -----------  -----------  -----------
                                                                   6,026       1,307          (16)         (29)        7,288
                                                             -----------  -----------  -----------  -----------  -----------
          Totals..............................               $   435,039   $  80,715    $ (29,624)   $     101   $   486,231
                                                             -----------  -----------  -----------  -----------  -----------
                                                             -----------  -----------  -----------  -----------  -----------
FISCAL YEAR ENDED DECEMBER 31, 1992
  Owned
     Buildings, riverboats, improvements and
       other..................................        5-40   $   169,821   $  32,402    $    (965)   $    (979)  $   200,279
     Furniture, fixtures and equipment........        2-15       193,285      38,621       (4,562)       1,390       228,734
                                                             -----------  -----------  -----------  -----------  -----------
                                                                 363,106      71,023       (5,527)         411       429,013
                                                             -----------  -----------  -----------  -----------  -----------
  Leased
     Buildings, improvements and other........        4-40         4,254         291            -          (32)        4,513
     Furniture, fixtures and equipment........        2-10           969         391            -          153         1,513
                                                             -----------  -----------  -----------  -----------  -----------
                                                                   5,223         682            -          121         6,026
                                                             -----------  -----------  -----------  -----------  -----------
          Totals..............................               $   368,329   $  71,705    $  (5,527)   $     532   $   435,039
                                                             -----------  -----------  -----------  -----------  -----------
                                                             -----------  -----------  -----------  -----------  -----------
FISCAL YEAR ENDED JANUARY 3, 1992
  Owned
     Buildings, riverboats, improvements and
       other..................................       10-40   $   141,016   $  27,318    $    (237)   $   1,724   $   169,821
     Furniture, fixtures and equipment........        3-15       164,402      37,537       (6,923)      (1,731)      193,285
                                                             -----------  -----------  -----------  -----------  -----------
                                                                 305,418      64,855       (7,160)          (7)      363,106
                                                             -----------  -----------  -----------  -----------  -----------
  Leased
     Buildings, improvements and other........        4-40         3,735         519            -            -         4,254
     Furniture, fixtures and equipment........        2-10           648         570         (256)           7           969
                                                             -----------  -----------  -----------  -----------  -----------
                                                                   4,383       1,089         (256)           7         5,223
                                                             -----------  -----------  -----------  -----------  -----------
          Totals..............................               $   309,801   $  65,944    $  (7,416)   $       -   $   368,329
                                                             -----------  -----------  -----------  -----------  -----------
                                                             -----------  -----------  -----------  -----------  -----------

                                                                   SCHEDULE VIII

                       THE PROMUS COMPANIES INCORPORATED
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                                                   (IN THOUSANDS)
- ---------------------------------------------------------------------------------------------------------------------
                      COLUMN A                         COLUMN B            COLUMN C           COLUMN D     COLUMN E
- ---------------------------------------------------------------------------------------------------------------------
                                                                          ADDITIONS
                                                                   ------------------------
                                                                     CHARGED
                                                      BALANCE AT    TO COSTS      CHARGED    DEDUCTIONS   BALANCE AT
                                                       BEGINNING       AND       TO OTHER       FROM       CLOSE OF
                    DESCRIPTION                        OF PERIOD    EXPENSES     ACCOUNTS     RESERVES      PERIOD
- ---------------------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED DECEMBER 31, 1993
  Allowance for doubtful accounts
     Current........................................   $  11,598    $   6,022     $      -    $   6,756(A) $  10,864
                                                      -----------  -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------  -----------
     Long-term......................................   $     644    $       -     $      -    $       -    $     644
                                                      -----------  -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------  -----------
  Allowance for losses on property dispositions.....   $  12,744    $    (128)(B) $      -    $   1,616(C) $  11,000
                                                      -----------  -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------  -----------
FISCAL YEAR ENDED DECEMBER 31, 1992
  Allowance for doubtful accounts
     Current........................................   $  12,710    $   5,543     $      -    $   6,655(A) $  11,598
                                                      -----------  -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------  -----------
     Long-term......................................   $   1,696    $     175     $      -    $   1,227    $     644
                                                      -----------  -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------  -----------
  Allowance for losses on property dispositions.....   $  12,934    $    (190)(B) $      -    $       -    $  12,744
                                                      -----------  -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------  -----------
FISCAL YEAR ENDED JANUARY 3, 1992
  Allowance for doubtful accounts
     Current........................................   $  12,611    $   6,421     $   (703)   $   5,619(A) $  12,710
                                                      -----------  -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------  -----------
     Long-term......................................   $   1,378    $      57     $    359    $      98    $   1,696
                                                      -----------  -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------  -----------
  Allowance for losses on property dispositions.....   $  13,107    $    (173)(B) $      -    $       -    $  12,934
                                                      -----------  -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------  -----------

- ---------------

(A) Uncollectible accounts written off, net of amounts recovered.

(B) Amortization of reserve balance.

(C) Write-off at time of property dispositions.

                                                                      SCHEDULE X

                       THE PROMUS COMPANIES INCORPORATED
            CONSOLIDATED SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                 (IN THOUSANDS)
- ----------------------------------------------------------------------------------------------------------------
                                   COLUMN A                                                 COLUMN B
- ----------------------------------------------------------------------------------------------------------------
                                     ITEM                                         CHARGED TO COSTS AND EXPENSES
- ----------------------------------------------------------------------------------------------------------------
                                                                                           FISCAL YEAR
                                                                                 -------------------------------
                                                                                      1993       1992       1991
                                                                                 ---------  ---------  ---------
Maintenance and repairs........................................................  $  24,624  $  23,665  $  18,506
Taxes other than payroll and income taxes
  Gaming taxes.................................................................     72,077     55,576     53,811
  Property taxes...............................................................     19,152     18,993     16,186
  Miscellaneous taxes..........................................................      4,661      2,408      1,396
Advertising....................................................................     33,071     31,366     25,930

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

     As independent public accountants, we hereby consent to the incorporation of our reports dated February 8, 1994, included in or incorporated by reference in this Form 10-K for the year ended December 31, 1993, into the Company's previously filed Registration Statements File Nos. 33-32863, 33-32864 and 33-32865.

                                                         ARTHUR ANDERSEN & CO.

Memphis, Tennessee,
March 28, 1994.

                                EXHIBIT INDEX

  NO.
- -------
  3(1) -Certificate of Incorporation of The Promus Companies Incorporated. (1) 3(2) -Bylaws of The Promus Companies Incorporated, as amended. (16)
  4(1) -Rights Agreement dated as of February 7, 1990, between The Promus
        Companies Incorporated and The Bank of New York as Rights Agent. (12) 4(2) -Offering Circular dated February 9, 1988, for $200,000,000 Holiday
        Inns, Inc. 8 5/8% Notes due 1993 and $200,000,000 9% Notes due 1995;
        Indenture dated as of February 15, 1988, among Holiday Inns, Inc., Holiday Corporation and Sumitomo Bank of New York Trust Company, Trustee; Irrevocable Letter of Credit dated February 25, 1988, by The Sumitomo Bank, Limited, New York Branch. (3)
  4(3) -Indenture Supplement No. 1 dated as of February 7, 1990, under
        Indenture dated as of February 15, 1988, among Holiday Inns, Inc., Holiday Corporation and Sumitomo Bank of New York Trust Company, Trustee; Amendment No. 1 dated February 7, 1990, to Irrevocable Letter of Credit dated February 25, 1988, by The Sumitomo Bank, Limited, New York Branch. (12)
  4(4) -Indenture dated as of March 30, 1987, between Holiday Inns, Inc.,
        Issuer, Holiday Corporation, Guarantor, and Commerce Union Bank (now Sovran Bank/Central South), Trustee; Prospectus dated March 5, 1987, for $900,000,000 Holiday Inns, Inc. 10 1/2% Senior Notes due 1994. (4) 4(5) -First Supplemental Indenture dated as of January 12, 1990, with respect to the 10 1/2% Senior Notes due 1994, among Sovran Bank/Central South, as trustee, Holiday Corporation, as guarantor, The Promus Companies Incorporated and Holiday Inns, Inc., as issuer; Second Supplemental Indenture dated as of February 7, 1990, with respect to the 10 1/2% Senior Notes due 1994, among Holiday Inns, Inc., Holiday Corporation, Embassy Suites, Inc., The Promus Companies Incorporated and Sovran Bank/Central South; Form of Note for 10 1/2% Senior Notes due 1994.
        (12)
  4(6) -Indenture dated as of March 30, 1987, between Holiday Inns, Inc.,
        Issuer, Holiday Corporation, Guarantor, and LaSalle National Bank, Trustee; Prospectus dated March 5, 1987, for $500,000,000 Holiday Inns, Inc. 11% Subordinated Debentures due 1999. (5)
  4(7) -First Supplemental Indenture dated as of January 8, 1988, under
        Indenture dated as of March 30, 1987, among Holiday Inns, Inc., Holiday Corporation and LaSalle National Bank. (3)
  4(8) -Second Supplemental Indenture dated as of February 23, 1988, under
        Indenture dated as of March 30, 1987, among Holiday Inns, Inc., Holiday Corporation, Guarantor, and LaSalle National Bank. (3)
  4(9) -Third Supplemental Indenture dated as of January 17, 1990, with respect to the 11% Subordinated Debentures due 1999, among LaSalle National Bank, as trustee, Holiday Corporation, as guarantor, The Promus Companies Incorporated and Holiday Inns, Inc., as issuer; Fourth Supplemental Indenture dated as of February 7, 1990, with respect to the 11% Subordinated Debentures due 1999, among Holiday Inns, Inc., Holiday Corporation, Embassy Suites, Inc., The Promus Companies Incorporated and LaSalle National Bank; Form of Debenture for 11% Subordinated Debentures due 1999. (12)
  4(10) -Letter to Bank of New York dated March 18, 1993 constituting
        Certificate under Section 12 of the Rights Agreement dated as of February 7, 1990. (11)
  4(11) -Interest Swap Agreement between Bank of America National Trust and
        Savings Association and Embassy Suites, Inc. dated May 14, 1993. (6) 4(12) -Interest Swap Agreement between NationsBank of North Carolina, N.A. and
        Embassy Suites, Inc. dated May 18, 1993. (6)

  NO.
- -------
  4(13) -First Supplemental Indenture dated as of July 15, 1987, among Irving
        Trust Company, as resigning trustee with respect to the 1999 Notes, Indiana National Bank as successor trustee with respect to the 1999 Notes and Holiday Inns, Inc.; Second Supplemental Indenture dated as of January 8, 1988, under Indenture dated as of January 15, 1984, between Holiday Inns, Inc., and Irving Trust Company, as trustee with respect to 8 3/8% Notes due 1996; Third Supplemental Indenture dated as of January 8, 1988, under Indenture dated as of January 15, 1984, among Holiday Inns, Inc., Irving Trust Company, as resigning trustee with respect to the 8 3/8% Notes due 1996, and LaSalle National Bank as successor trustee with respect to the 8 3/8% Notes due 1996; Fourth Supplemental Indenture dated as of February 23, 1988, under Indenture dated as of January 15, 1984, between Holiday Inns, Inc. and LaSalle National Bank, as trustee with respect to the 8 3/8% Notes due 1996.
        (3)
  4(14) -Fifth Supplemental Indenture dated as of January 23, 1990, with respect to the 8 3/8% Notes due 1996, among LaSalle National Bank, as trustee, The Promus Companies Incorporated and Holiday Inns, Inc., as issuer; Sixth Supplemental Indenture dated as of February 7, 1990, with respect to the 8 3/8% Notes due 1996, among Holiday Inns, Inc., Embassy Suites, Inc., The Promus Companies Incorporated and LaSalle National Bank; Form of Note for 8 3/8% Notes due 1996. (12)
  4(15) -Indenture dated as of April 1, 1992, with respect to the 10 7/8% Senior
        Subordinated Notes due 2002, among The Bank of New York, as trustee,
        The Promus Companies Incorporated, as guarantor, and Embassy Suites, Inc., as issuer; Form of Note for 10 7/8% Senior Subordinated Notes due 2002. (18)
  4(16) -Indenture dated as of August 1, 1993, with respect to the 8 3/4% Senior
        Subordinated Notes due 2000, among The Bank of New York, as trustee,
        The Promus Companies Incorporated, as guarantor, and Embassy Suites, Inc., as issuer; Form of Note for 8 3/4% Senior Subordinated Notes due 2000. (6)
  4(17) -Interest Swap Agreement between The Sumitomo Bank, Limited and Embassy
        Suites, Inc. dated October 22, 1992; Interest Swap Agreement between
        The Bank of Nova Scotia and Embassy Suites, Inc. dated October 22,
        1992; Interest Swap Agreement between The Nippon Credit Bank and
        Embassy Suites, Inc. dated October 22, 1992; (18)
 10(1) -Amended and Restated Agreement and Plan of Merger among Holiday
        Corporation, Holiday Inns, Inc., The Promus Companies Incorporated,
        Bass plc, Bass (U.S.A.) Hotels, Incorporated (a Delaware corporation) and Bass (U.S.A.) Hotels, Incorporated (a Tennessee corporation), dated as of August 24, 1989. (1)
 10(2) -First Amendment to the Amended and Restated Agreement and Plan of
        Merger among Holiday Corporation, Holiday Inns, Inc., The Promus Companies Incorporated, Bass plc and Bass (U.S.A.) Hotels,
        Incorporated, dated as of February 7, 1990. (2)
 10(3) -Tax Sharing Agreement dated as of February 7, 1990, among Holiday
        Corporation, Holiday Inns, Inc., The Promus Companies Incorporated,
        Bass plc, Bass European Holdings, N.V., Bass (U.S.A.), Inc. and Bass (U.S.A.) Hotels, Incorporated. (12)
 10(4) -Form of Indemnification Agreement entered into by The Promus Companies
        Incorporated and each of its directors and executive officers. (1)
 10(5) -The Promus Companies Incorporated 1990 Stock Option Plan. (12)
 10(6) -The Promus Companies Incorporated 1990 Restricted Stock Plan. (12)
 10(7) -The Promus Companies Incorporated Savings and Retirement Plan Trust
        Agreement. (12)
 10(8) -Amendment to The Promus Companies Incorporated Savings and Retirement
        Plan dated May 1, 1991. (15)

  NO.
- -------
+10(9) -Financial Counseling Plan of The Promus Companies Incorporated as
        amended February 25, 1993. (11)
+10(10) -Form of Severance Agreement dated July 30, 1993, entered into with E.
        O. Robinson, Jr. and John M. Boushy. (22)
 10(11) -Credit Agreement, dated as of July 22, 1993, among Embassy Suites,
        Inc., The Promus Companies Incorporated, the Banks parties thereto, Marina Associates and Bankers Trust Company, as Administrative Agent.
        (19)
 10(12) -Amended and Restated Reimbursement Agreement, dated as of July 22,
        1993, among Embassy Suites, Inc., The Promus Companies Incorporated, Marina Associates and The Sumitomo Bank, Limited, New York Branch. (19)
 10(13) -Master Collateral Agreement, dated as of July 22, 1993, among The
        Promus Companies Incorporated, Embassy Suites, Inc., the other Collateral Grantors parties thereto, Bankers Trust Company, as Administrative Agent, and Bankers Trust Company as Collateral Agent.
        (19)
 10(14) -Security Agreement dated as of July 22, 1993, among Embassy Suites,
        Inc., the Collateral Grantors parties thereto and Bankers Trust Company, as Collateral Agent. (19)
 10(15) -Deed of Trust, Leasehold Deed of Trust, Assignment, Assignment of
        Leases and Rents, Security Agreement and Financing Statement, dated as of July 22, 1993, from Embassy Suites, Inc., Harrah's Laughlin, Inc., and Harrah's Reno Holding Company, Inc., the Grantors, to First American Title Company of Nevada, as Trustee, for the benefit of Bankers Trust Company, as Beneficiary. (19)
 10(16) -Mortgage, Leasehold Mortgage, Assignment, Assignment of Leases and
        Rents and Security Agreement, dated as of July 22, 1993, from Marina Associates and Embassy Suites, Inc., the Mortgagors, to Bankers Trust Company, as Collateral Agent and the Mortgagee. (19)
 10(17) -Pledge Agreement, dated as of July 22, 1993, between The Promus
        Companies Incorporated and Bankers Trust Company, as Collateral Agent.
        (19)
 10(18) -Pledge Agreement, dated as of July 22, 1993, among Embassy Suites,
        Inc., ESI Equity Development Corporation, Harrah's, Harrah's Club, Casino Holding Company, and Bankers Trust Company, as the General Collateral Agent, and Bank of America Nevada as the Nevada Collateral Agent. (19)
 10(19) -Form of License Agreement for Hampton Inns. (7)
 10(20) -Form of License Agreement for Hampton Inns revised 1988. (8)
 10(21) -Form of License Agreement for Hampton Inns revised 1991. (15)
 10(22) -Form of License Agreement for Hampton Inns revised 1992. (18)
 10(23) -Form of License Agreement for Embassy Suites. (9)
 10(24) -Form of License Agreement for Embassy Suites revised 1989. (12)
 10(25) -Form of License Agreement for Embassy Suites revised 1990. (13)
 10(26) -Form of License Agreement for Embassy Suites revised 1991. (15)
 10(27) -Form of License Agreement for Embassy Suites revised 1992. (18)
 10(28) -Form of Short-Term License Agreement for Embassy Suites. (12)
 10(29) -Form of Short-Term License Agreement for Embassy Suites revised 1990.
        (13)
 10(30) -Form of Short-Term License Agreement for Embassy Suites revised 1991.
        (15)
 10(31) -Form of Short-Term License Agreement for Embassy Suites revised 1992.
        (18)
 10(32) -Form of License Agreement for Homewood Suites. (3)
 10(33) -Form of License Agreement for Homewood Suites revised 1992. (18)

- ---------------

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(a)(3) of Form 10-K.

  NO.
- -------
**10(34) -Form of License Agreement for Homewood Suites revised 1993.
**10(35) -Form of License Agreement for Embassy Suites revised 1993.
**10(36) -Form of Short-Term License Agreement for Embassy Suites revised 1993. **10(37) -Form of License Agreement for Hampton Inns revised 1993.
**10(38) -Form of License Agreement for Hampton Inn & Suites.
  10(39) -Management Agreement dated as of December 17, 1986, between Hampton
          Inns, Inc. and Hampton/GHI Associates No. 1. (10)
  10(40) -Form of Management Agreement between Embassy Suites, Inc. and affiliates of General Electric Pension Trust. (10)
 +10(41) -Employment Agreement dated August 1, 1987 between Holiday Corporation and Michael D. Rose; Amendment to Employment Agreement dated as of January 31, 1990 between The Promus Companies Incorporated and Michael
          D. Rose. (12)
 +10(42) -Amended and Restated Severance Agreement dated as of May 1, 1992 between The Promus Companies Incorporated and Michael D. Rose. (18) +10(43) -Summary Plan Description of Executive Term Life Insurance Plan. (18) +10(44) -Forms of Stock Option (1990 Stock Option Plan). (12)
 +10(45) -Revised Forms of Stock Option (1990 Stock Option Plan). (18)
 +10(46) -Form of The Promus Companies Incorporated's Annual Bonus Plan, as
          amended, for Managers and Executives. (13)
 +10(47) -Forms of Restricted Stock Award (1990 Restricted Stock Plan). (12) +10(48) -Deferred Compensation Plan dated October 16, 1991. (15)
 +10(49) -Form of Deferred Compensation Agreement. (12)
 +10(50) -Form of Deferred Compensation Agreement revised November 1991. (15) +10(51) -Executive Deferred Compensation Plan. (12)
 +10(52) -First Amendment to Executive Deferred Compensation Plan, dated as of
          October 25, 1990. (13)
 +10(53) -Second Amendment to Executive Deferred Compensation Plan, dated as of
          October 25, 1991. (15)
 +10(54) -Third Amendment to Executive Deferred Compensation Plan, dated as of
          October 29, 1992. (18)
 +10(55) -Forms of Restricted Stock Award (1990 Restricted Stock Plan). (18) +10(56) -First Amendment to Escrow Agreement dated January 31, 1990 among
          Holiday Corporation, certain subsidiaries thereof and Sovran Bank, as escrow agent. (12)
 +10(57) -Escrow Agreement dated February 6, 1990 between The Promus Companies
          Incorporated, certain subsidiaries thereof, and Sovran Bank, as escrow agent. (12)
 +10(58) -Form of Amended and Restated Severance Agreement dated November 5,
          1992, entered into with Charles A. Ledsinger, Jr., Ben C. Peternell, Philip G. Satre and Colin V. Reed. (18)
 +10(59) -Form of memorandum agreement dated July 2, 1991, eliminating stock appreciation rights under stock options held by Charles A. Ledsinger, Jr., Ben C. Peternell and Philip G. Satre. (14)
 +10(60) -The Promus Companies Incorporated Amended and Restated Savings and
          Retirement Plan dated as of February 6, 1990. (18)
 +10(61) -Administrative Regulations, Long Term Compensation Plan (Restricted
          Stock Plan and Stock Option Plan), dated as of January 1, 1992. (17) +10(62) -Amendment dated October 29, 1992 to The Promus Companies Incorporated
          Savings and Retirement Plan Trust Agreement; Amendment dated September 21, 1992 to The Promus Companies Incorporated Savings and Retirement Plan Trust Agreement (18)
 +10(63) -Revised Form of Stock Option. (21)
 +10(64) -The Promus Companies Incorporated 1990 Stock Option Plan (as amended as of April 30, 1993). (20)

- ---------------

** Filed herewith

 + Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(a)(3) of Form 10-K.

  NO.
- -------
**10(65)-Limited Partnership Agreement of Des Plaines Limited Partnership
         between Harrah's Illinois Corporation and John Q. Hammons, dated February 28, 1992; First Amendment to Limited Partnership Agreement of Des Plaines Limited Partnership dated as of October 5, 1992.
+**10(66)-Amendment to Escrow Agreement dated as of October 29, 1993 among The
         Promus Companies Incorporated, certain subsidiaries thereof, and NationsBank, formerly Sovran Bank.
**10(67)-Amended and Restated Partnership Agreement of Harrah's Jazz Company,
         dated as of March 15, 1994, among Harrah's New Orleans Investment Company, New Orleans/Louisiana Development Corporation and Grand Palais Casino, Inc.; First Amendment to the Amended and Restated Partnership Agreement of Harrah's Jazz Company, effective as of March 15, 1994.
 10(68) -Form of Ground Lease by and among Harrah's Jazz Company, Rivergate
         Development Corporation and the City of New Orleans. (23)
 10(69) -Form of General Development Agreement among Harrah's Jazz Company,
         Rivergate Development Corporation and the City of New Orleans. (23) 10(70) -Form of Temporary Casino Lease by and among Harrah's Jazz Company,
         Rivergate Development Corporation and the City of New Orleans. (23) 10(71) -Form of Casino Management Agreement between Harrah's Jazz Company and
         Harrah's New Orleans Management Company. (23)
 **11   -Computations of per share earnings.
 **12   -Computations of ratios.
 **13   -Portions of Annual Report to Stockholders for the fiscal year ended
         December 31, 1993. (24)
 **21   -List of subsidiaries of The Promus Companies Incorporated.
  99(1) -Proxy Statement--Information Statement--Prospectus dated December 13,
         1989 of Holiday Corporation, The Promus Companies Incorporated and Bass Public Limited Company. (12)

- ---------------

** Filed herewith

 + Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(a)(3) of Form 10-K.

FOOTNOTES

 (1) Incorporated by reference from the Company's Registration Statement on Form 10, File No. 1-10410, filed on December 13, 1989.

 (2) Incorporated by reference from the Company's Current Report on Form 8-K dated February 16, 1990, File No. 1-10410.

 (3) Incorporated by reference from Holiday Corporation's Annual Report on Form 10-K for the fiscal year ended January 1, 1988, filed March 31, 1988, File No. 1-8900.

 (4) Incorporated by reference from Holiday Inns, Inc.'s Registration Statement on Form S-3, File No. 33-11770, filed February 24, 1987.

 (5) Incorporated by reference from Holiday Inns, Inc's Registration Statement on Form S-3, File No. 33-11163, filed December 31, 1986.

 (6) Incorporated by reference from the Company's and Embassy Suites, Inc.'s Amendment No. 2 to Form S-4 Registration Statement, File No. 33-49509-01, filed July 16, 1993.

 (7) Incorporated by reference from Holiday Inns, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 30, 1983, filed March 21, 1984, File No. 1-4804.

 (8) Incorporated by reference from Holiday Corporation's Annual Report on Form 10-K for the fiscal year ended December 30, 1988, filed March 30, 1989, File No. 1-8900.

 (9) Incorporated by reference from Holiday Corporation's Annual Report on Form 10-K for the fiscal year ended January 3, 1986, filed March 28, 1986, File No. 1-8900.

(10) Incorporated by reference from Holiday Corporation's Annual Report on Form 10-K for the fiscal year ended January 2, 1987, filed March 27, 1987, File No. 1-8900.

(11) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, filed May 13, 1993, File No. 1-10410.

(12) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1989, filed March 28, 1990, File No. 1-10410.

(13) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1990, filed March 21, 1991, File No. 1-10410.

(14) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1991, filed November 8, 1991, File No. 1-10410.

(15) Incorporated by reference from Amendment No. 2 to the Company's and Embassy's Registration Statement on Form S-1, file No. 33-43748, filed March 18, 1992.

(16) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1992, filed March 26, 1992, File No. 1-10410.

(17) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, filed May 13, 1992, File No. 1-10410.

(18) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, filed March 12, 1993, File No. 1-10410.

(19) Incorporated by reference from the Company's Current Report on Form 8-K filed August 6, 1993, File No. 1-10410.

(20) Incorporated by reference from Post-Effective Amendment No. 1 to Form S-8 Registration Statement, File No. 33-32864-01, filed July 22, 1993.

(21) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, filed August 12, 1993, File No. 1-10410.

(22) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, filed November 12, 1993, File No. 1-10410.

(23) Incorporated by reference from Amendment No. 1 to Form S-1 Registration Statement, File No. 33-73370, filed February 22, 1994.

(24) Filed herewith to the extent provisions of such report are specifically incorporated herein by reference.