Form 10-Q
period 1994-03-31
PROMUS COMPANIES INC
filed 1994-05-12
CIK 858339

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q

 (Mark One)
 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
       ENDED MARCH 31, 1994

                                 OR

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
       FROM                    TO                  .


 Commission File No. 1-10410

                 THE PROMUS COMPANIES INCORPORATED
       (Exact name of registrant as specified in its charter)


         Delaware                           I.R.S.  No. 62-1411755
 (State of Incorporation)                     (I.R.S.  Employer
                                              Identification  No.)


                          1023 Cherry Road
                      Memphis, Tennessee 38117
              (Address of principal executive offices)
                           (901) 762-8600
        (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes         X        No
                             -------               -------

      At March 31, 1994, there were outstanding 102,346,082 shares of the Company's Common Stock.







                            Page 1 of 101
                       Exhibit Index Page 29

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                          Item 1. Financial Statements
                          ----------------------------

     The accompanying unaudited consolidated condensed financial statements of The Promus Companies Incorporated (Promus or the Company), a Delaware corporation, have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Promus' 1993 Annual Report to Stockholders.

                    THE PROMUS COMPANIES INCORPORATED
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                           (UNAUDITED)
                                                         March 31,    Dec. 31,
(In thousands, except share amounts)                        1994        1993
 ASSETS
 Current assets
   Cash and cash equivalents                           $   54,960  $   61,962
   Receivables, including notes receivable of
     $4,206 and $2,197, less allowance for
     doubtful accounts of $10,964 and $10,864              44,600      47,448
   Deferred income taxes                                   23,011      21,024
   Supplies                                                12,519      12,996
   Prepayments and other                                   21,623      20,128
                                                       ----------  ----------
       Total current assets                               156,713     163,558
                                                       ----------  ----------
 Land, buildings, riverboats and equipment              1,866,994   1,824,433
 Less: accumulated depreciation                          (504,624)   (486,231)
                                                       ----------  ----------
                                                        1,362,370   1,338,202
 Investments in and advances to
   nonconsolidated affiliates                              77,361      70,050
 Deferred costs and other                                 230,843     221,308
                                                       ----------  ----------
                                                       $1,827,287  $1,793,118
                                                       ==========  ==========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
   Accounts payable                                    $   48,518  $   60,530
   Construction payables                                    8,235      26,345
   Accrued expenses                                       165,907     162,969
   Current portion of long-term debt                        2,153       2,160
                                                       ----------  ----------
       Total current liabilities                          224,813     252,004
 Long-term debt                                           853,894     839,804
 Deferred credits and other                                93,800      86,829
 Deferred income taxes                                     63,943      63,460
                                                       ----------  ----------
                                                        1,236,450   1,242,097
                                                       ----------  ----------
 Minority interest                                         23,012      14,984
                                                       ----------  ----------
 Commitments and contingencies (Notes 5 and 6)

 Stockholders' equity
   Common stock, $0.10 par value,
     authorized - 360,000,000 shares,
     outstanding - 102,346,082 and 102,258,442
     shares (net of 8,942 and 25,251 shares
     held in treasury)                                     10,235      10,226
   Capital surplus                                        348,982     344,197
   Retained earnings                                      214,575     187,203
   Deferred compensation related to
     restricted stock                                      (5,967)     (5,589)
                                                       ----------  ----------
                                                          567,825     536,037
                                                       ----------  ----------
                                                       $1,827,287  $1,793,118
                                                       ==========  ==========
 See accompanying Notes to Consolidated Condensed Financial Statements.

                         THE PROMUS COMPANIES INCORPORATED
                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                    (UNAUDITED)

                                                First Quarter Ended
 (In thousands,                              March 31,     March 31,
  except per share amounts)                      1994          1993

 Revenues
   Casino                                    $243,010      $166,180
   Rooms                                       51,110        57,172
   Food and beverage                           38,406        33,196
   Franchise and management fees               15,820        12,920
   Other                                       26,439        21,427
   Less: casino promotional allowances        (28,998)      (21,688)
                                             --------      --------
       Total revenues                         345,787       269,207
                                             --------      --------
 Operating expenses
   Departmental direct costs
     Casino                                   112,634        82,637
     Rooms                                     21,792        25,047
     Food and beverage                         20,185        16,939
   Depreciation of buildings, riverboats
     and equipment                             21,392        18,208
   Other                                       84,373        71,254
                                             --------      --------
       Total operating expenses               260,376       214,085
                                             --------      --------
                                               85,411        55,122
 Property transactions                           (198)         (265)
                                             --------      --------
 Operating income                              85,213        54,857
 Corporate expense                             (5,538)       (6,709)
 Interest expense, net of interest
   capitalized                                (25,737)      (27,945)
 Interest and other income                        431           356
                                             --------      --------
 Income before income taxes and
   minority interest                           54,369        20,559
 Provision for income taxes                   (22,427)       (8,594)
 Minority interest                             (4,570)            -
                                             --------      --------
 Income before extraordinary item              27,372        11,965
 Extraordinary loss on extinguishment
   of debt, net of tax benefit of $679              -        (1,009)
                                             --------      --------
 Net income                                  $ 27,372      $ 10,956
                                             ========      ========

 Earnings per share before extraordinary
   item                                      $   0.27      $   0.12
 Extraordinary item, net                            -         (0.01)
                                             --------      --------
 Earnings per share                          $   0.27      $   0.11
                                             ========      ========
 Average common shares outstanding            102,907       102,059
                                             ========      ========

 See accompanying Notes to Consolidated Condensed Financial Statements.

                         THE PROMUS COMPANIES INCORPORATED
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
                                                           First Quarter Ended
                                                         March 31,    March 31,
 (In thousands)                                              1994         1993

 Cash flows from operating activities
   Net income                                            $ 27,372    $  10,956
   Adjustments to reconcile net income
     to cash flows from operating activities
       Extraordinary item, before income taxes                  -        1,688
       Depreciation and amortization                       27,182       23,282
       Other noncash items                                    717        5,344
       Minority interest share of net income                4,570            -
       Net losses of and distributions from
         nonconsolidated affiliates                         4,373          732
       Net losses from property transactions                  163          120
       Net change in long-term accounts                       285       (1,261)
       Net change in working capital accounts                 569        2,249
       Tax indemnification payments to Bass                (4,282)        (157)
                                                         --------    ---------
           Cash flows provided by operating
             activities                                    60,949       42,953
                                                         --------    ---------
 Cash flows from investing activities
   Land, buildings, riverboats and equipment
     additions                                            (45,644)     (30,852)
   Decrease in construction payables                      (18,110)           -
   Investments in and advances (to) from
     nonconsolidated affiliates                           (12,652)          46
   Other                                                   (3,222)      (4,898)
                                                         --------    ---------
           Cash flows used in investing activities        (79,628)     (35,704)
                                                         --------    ---------
 Cash flows from financing activities
   Net borrowings under Revolving Credit
     Facility                                              15,000            -
   Proceeds from issuance of senior subordinated
     notes, net of issue costs of $4,000                        -      196,000
   Debt retirements                                          (989)    (204,261)
   Minority interest (distributions) contributions         (2,334)       2,001
                                                         --------    ---------
           Cash flows provided by (used in)
             financing activities                          11,677       (6,260)
                                                         --------    ---------
 Net change in cash and cash equivalents                   (7,002)         989
 Cash and cash equivalents, beginning
   of period                                               61,962       43,756
                                                         --------    ---------
 Cash and cash equivalents, end of period                $ 54,960    $  44,745
                                                         ========    =========

 See accompanying Notes to Consolidated Condensed Financial Statements.

                 THE PROMUS COMPANIES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           MARCH 31, 1994
                            (UNAUDITED)


 Note 1 - Basis of Presentation
 ------------------------------
     Promus is a hospitality company with two primary business segments: casino entertainment and hotels. Promus owns and operates casino entertainment hotels and riverboats under the brand name Harrah's. Harrah's casino hotels are in all five major Nevada and New Jersey gaming markets: Reno, Lake Tahoe, Las Vegas and Laughlin, Nevada; and Atlantic City, New Jersey. Harrah's riverboat casinos are in Joliet, Illinois; Shreveport, Louisiana; and Tunica and Vicksburg, Mississippi. Harrah's also has an ownership interest in and manages two limited stakes casinos in Black Hawk and Central City, Colorado. The hotel segment is composed of three hotel brands targeted to specific market segments: Embassy Suites, Hampton Inn and Homewood Suites.

     The consolidated condensed financial statements include all the accounts of Promus and its subsidiaries after elimination of all significant intercompany accounts and transactions. Investments in 50% or less owned companies and joint ventures over which Promus has the ability to exercise significant influence are accounted for using the equity method. Promus reflects its share of income before interest expense of these nonconsolidated affiliates in revenues and operating income. Promus' proportionate share of the interest expense of such nonconsolidated affiliates is included in interest expense. (See
 Note 7.)

     Certain amounts for the prior year first quarter have been reclassified to conform with the presentation for first quarter
 1994.

 Note 2 - Long-Term Debt
 -----------------------

     Interest Rate Agreements
     ------------------------
     Promus has entered into interest rate swap agreements, as summarized in the following table:

                                Effective    Next Semi-
                       Swap       Rate at   Annual Rate
                       Rate      March 31,   Adjustment       Swap Agreement
 Associated Debt    (LIBOR+)         1994          Date      Expiration Date
 ---------------    -------     ---------   -----------      ---------------
 10 7/8% Notes
   $200 million       4.731%        8.143%     April 15     October 15, 1997
 8 1/4% Notes
   $50 million         3.42%        6.929%       May 15         May 15, 1998
   $50 million         3.22%        6.688%      July 15        July 15, 1998

 In accordance with the terms of the interest rate swap agreements, the effective interest rate on the 10 7/8% Notes was adjusted on April 15, 1994, to 9.159%. This rate will remain in effect until October 15, 1994.

                 THE PROMUS COMPANIES INCORPORATED
  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                           MARCH 31, 1994
                            (UNAUDITED)

 Note 2 - Long-Term Debt (Continued)
 ----------------------------------
     Promus maintains interest rate protection, in the form of a rate collar transaction entered into in June 1990, on $140 million of its variable rate bank debt. The interest rate protection expires in 1995 and currently holds Promus' interest rate in a range between 9.3% and 12.5%.

 Note 3 - Stockholders' Equity
 -----------------------------
     On April 29, 1994, Promus' stockholders approved an amendment to the Certificate of Incorporation which increased the number of authorized common shares from 120 million to 360 million and reduced the par value per common share from $1.50 to $0.10. As a result of the change in par value, approximately $143.3 million and $143.2 million has been transferred as of March 31, 1994, and December 31, 1993, respectively, from common stock to capital surplus on the consolidated condensed balance sheets.

     In addition to its common stock, Promus has the following classes of stock authorized but unissued:

   Preferred stock, $100 par value, 150,000 shares authorized
   Special stock, 5,000,000 shares authorized -
     Series B, $1.125 par value

                 THE PROMUS COMPANIES INCORPORATED
  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                           MARCH 31, 1994
                            (UNAUDITED)


 Note 4 - Supplemental Disclosure of Cash Paid for Interest and
 --------------------------------------------------------------
 Taxes
 -----
     The following table reconciles Promus' interest expense, net of interest capitalized, per the consolidated condensed
 statements of income, to cash paid for interest:
                                                           First Quarter Ended
                                                        March 31,     March 31,
 (In thousands)                                             1994          1993

 Interest expense, net of interest capitalized           $25,737       $27,945
 Adjustments to reconcile to cash paid for
   interest
     Promus' share of interest expense of
       nonconsolidated affiliates                         (2,945)       (3,190)
     Net change in accruals                               (3,965)       (2,864)
     Amortization of deferred finance charges               (814)       (1,293)
     Net amortization of discounts and premiums              (54)         (546)
                                                         -------       -------
 Cash paid for interest, net of amount
   capitalized                                           $17,959       $20,052
                                                         =======       =======
 Cash payments for income taxes, net of refunds          $ 4,454       $(2,129)
                                                         =======       =======

 Note 5 - Commitments and Contingent Liabilities
 -----------------------------------------------
      Contractual Commitments
      -----------------------
      Promus is pursuing many casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties, guarantees by Promus of third party debt and development completion guarantees. As of March 31, 1994, Promus has guaranteed third party loans of $65 million, which are secured by certain assets, and has contractual agreements to construct riverboat casino facilities of $44 million, excluding amounts previously recorded.

      Promus manages certain hotels for others under agreements which provide for payments/loans to the hotel owners if stipulated levels of financial performance are not maintained. In addition, Promus is liable under certain lease agreements where it has assigned the direct obligation to third party interests. Promus believes the likelihood is remote that material payments will be required under these agreements. Promus' estimated maximum exposure under such agreements is currently less than $41 million over the next 30 years.

                 THE PROMUS COMPANIES INCORPORATED
  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                           MARCH 31, 1994
                            (UNAUDITED)

 Note 5 - Commitments and Contingent Liabilities (Continued)
 ----------------------------------------------------------
      Guarantee of Insurance Contract
      -------------------------------
      Promus' defined contribution savings plan includes a $12.9 million guaranteed investment contract with an insurance company. Promus has agreed to provide non-interest-bearing loans to the plan to fund, on an interim basis, withdrawals from this contract by retired or terminated employees. Promus' maximum exposure on this guarantee as of March 31, 1994, is approximately $7.8 million.

      Self-Insurance
      --------------
      Promus is self-insured for various levels of general liability, workers' compensation and employee medical coverage.
 Insurance claims and reserves includes the accrual of estimated settlements for known and anticipated claims.

      Severance Agreements
      --------------------
      Promus has severance agreements with twelve of its senior executives which provide for payments to the executives in the event of their termination after a change in control, as defined, of Promus. These agreements provide, among other things, for a compensation payment equal to 2.99 times the average annual compensation paid to the executive for the five preceding calendar years, as well as for accelerated payment or accelerated vesting of any compensation or awards payable to the executive under any of Promus' incentive plans. The estimated amount, computed as of March 31, 1994, that would have been payable under the agreements to these executives based on earnings and stock options aggregated approximately $38 million.

      Tax Sharing Agreement
      ---------------------
      In connection with the February 7, 1990 spin-off (the Spin-off) of the stock of Promus to stockholders of Holiday Corporation (Holiday), Promus is liable, with certain exceptions, for taxes of Holiday and its subsidiaries for all pre-Spin-off tax periods. Bass PLC (Bass) is obligated under the terms of the Tax Sharing Agreements to pay Promus the amount of any tax benefits realized from pre-Spin-off tax periods of Holiday and its subsidiaries. Negotiations with the IRS to resolve disputed issues for the 1985 and 1986 tax years were concluded and settlement reached during fourth quarter 1993. Final payment of the federal income taxes and related interest due under the settlement was made during second quarter 1994. The IRS has completed its examination of Holiday's federal income tax returns for 1987 through the Spin-off date and has issued its proposed adjustments to those returns. Federal income taxes and related interest assessed on agreed issues were paid during first quarter 1994. A protest of all unagreed issues for the 1987 through Spin-off periods was filed with the IRS during the third quarter of 1993 and negotiations to resolve disputed issues are currently expected to begin during the second half of 1994. Final resolution of the disputed issues is not expected to have a materially adverse effect on Promus' consolidated financial position or its results of operations.

                 THE PROMUS COMPANIES INCORPORATED
  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                           MARCH 31, 1994
                            (UNAUDITED)

 Note 6 - Litigation
 -------------------
     In February 1992, Bass and certain affiliates filed suit against Promus generally alleging breaches of representations and warranties under the Merger Agreement with respect to the 1990 Spin-off of Promus and acquisition of the Holiday Inn hotel business by Bass, violation of federal securities laws due to such alleged breaches, and breaches of the Tax Sharing Agreement between Bass and Promus entered into at the closing of the Merger Agreement. The complaint seeks an unspecified amount of damages, unspecified punitive or exemplary damages, and declaratory relief. Promus believes that it has complied with all applicable laws and agreements with Bass in connection with the Merger and is defending its position vigorously. Promus has filed (a) an answer denying, and asserting affirmative defenses to, the substantive allegations of the complaint and (b) counterclaims alleging that Bass has breached the Tax Sharing Agreement, the Merger Agreement and agreements ancillary to the Merger Agreement. The counterclaims request unspecified compensatory damages, injunctive and declaratory relief and Promus' costs, including reasonable attorneys fees and expenses. Discovery has begun, but no trial date has been set.

     In addition to the matter described above, Promus is also involved in various inquiries, administrative proceedings and litigation relating to contracts, sales of property and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management believes that the final outcome of these matters will not have a materially adverse effect upon Promus' consolidated financial position or its results of operations.

                 THE PROMUS COMPANIES INCORPORATED
  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                           MARCH 31, 1994
                            (UNAUDITED)

 Note 7 - Nonconsolidated Affiliates
 -----------------------------------
     Combined summarized income statements of nonconsolidated
 affiliates which Promus accounted for on the equity basis for the first quarter ended March 31, 1994 were as follows:
                                                     First Quarter Ended
                                                  March 31,     March 31,
 (In thousands)                                       1994          1993

 Revenues                                         $217,880      $206,591
                                                  ========      ========
 Operating income                                 $ (6,666)     $  5,986
                                                  ========      ========
 Net income (loss)                                $(20,420)     $(11,592)
                                                  ========      ========

     Promus' share of nonconsolidated affiliates' combined net operating results are reflected in the accompanying consolidated condensed statements of income as follows:

                                                     First Quarter Ended
                                                  March 31,     March 31,
 (In thousands)                                       1994          1993
 Pre-interest operating income (included in
   Revenues-other)                                $    660      $  3,402
                                                  ========      ========
 Interest expense (included in Interest
   expense)                                       $ (2,945)     $ (3,190)
                                                  ========      ========

                                                  March 31,      Dec. 31,
 (In thousands)                                       1994          1993
 Promus' investments in and advances to
   nonconsolidated affiliates
     At equity                                     $42,562       $35,893
     At cost                                        34,799        34,157
                                                   -------       -------
                                                   $77,361       $70,050
                                                   =======       =======

     The values of certain of Promus' joint venture investments have been reduced below zero due to Promus' intention to fund its share of operating losses in the future, if needed. The total amount of these negative investments included in deferred credits and other liabilities on the consolidated condensed balance sheets was $4.7 million and $5.1 million at March 31, 1994, and December 31, 1993, respectively.

                 THE PROMUS COMPANIES INCORPORATED
  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                           MARCH 31, 1994
                            (UNAUDITED)


 Note 8 - Summarized Financial Information
 -----------------------------------------
     Embassy is a wholly-owned subsidiary and the principal asset of Promus. Summarized financial information of Embassy as of March 31, 1994 and December 31, 1993, and for the first quarter ended March 31, 1994 and 1993, prepared on the same basis as Promus, was as follows:

                                                  March 31,    Dec. 31,
 (In thousands)                                       1994        1993

 Current assets                                 $  157,673 $   165,753
 Land, buildings, riverboats and
   equipment, net                                1,362,370   1,338,202
 Other assets                                      307,568     290,454
                                                ----------  ----------
                                                 1,827,611   1,794,409
                                                ----------  ----------
 Current liabilities                               212,458     240,438
 Long-term debt                                    853,894     839,804
 Other liabilities                                 158,100     150,646
 Minority interest                                  23,012      14,984
                                                ----------  ----------
                                                 1,247,464   1,245,872
                                                ----------  ----------
     Net assets                                 $  580,147  $  548,537
                                                ==========  ==========

                                                   First Quarter Ended
                                                  March 31,   March 31,
 (In thousands)                                       1994        1993
 Revenues                                         $345,185    $268,767
                                                  ========    ========
 Operating income                                 $ 83,506    $ 54,809
                                                  ========    ========
 Income before income taxes and
   minority interest                              $ 52,662    $ 20,614
                                                  ========    ========
 Income before extraordinary items                $ 26,262    $ 12,001
                                                  ========    ========
 Net income                                       $ 26,262    $ 10,992
                                                  ========    ========

     The agreements governing the terms of Promus' debt contain certain covenants which, among other things, place limitations on Embassy's ability to pay dividends and make other restricted payments, as defined, to Promus. Pursuant to the terms of the most restrictive covenant regarding restricted payments, approximately $571.0 million of Embassy's net assets were not available for payment of dividends to Promus as of March 31, 1994.

                 THE PROMUS COMPANIES INCORPORATED
  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                           MARCH 31, 1994
                            (UNAUDITED)

 Note 9 - Operating Segment Information
 ---------------------------------------
     Operating results for Promus' operating segments for the
 first quarter ended March 31, 1994 and 1993, were as follows:
                                                      First Quarter Ended
                                                     March 31,   March 31,
 (In thousands)                                          1994        1993
 Casino Entertainment Segment Operating Data
   Revenues
     Casino                                          $243,010    $166,180
     Food and beverage                                 36,415      31,090
     Rooms                                             23,779      22,677
     Management fees                                      258           -
     Other                                             14,250      10,509
     Less:  casino promotional allowances             (28,998)    (21,688)
                                                     --------    --------
          Total revenues                              288,714     208,768
                                                     --------    --------
   Operating expenses
     Departmental direct costs
       Casino                                         112,634      82,637
       Food and beverage                               18,324      14,800
       Rooms                                            8,063       7,099
     Other                                             84,589      66,351
                                                     --------    --------
          Total operating expenses                    223,610     170,887
                                                     --------    --------
   Operating income                                  $ 65,104    $ 37,881
                                                     ========    ========
 Hotel Segment Operating Data
   Revenues
     Rooms                                           $ 27,331    $ 34,495
     Franchise and management fees                     15,562      12,920
     Food and beverage                                  1,991       2,106
     Other                                             10,446       9,421
                                                     --------    --------
          Total revenues                               55,330      58,942
                                                     --------    --------
   Operating expenses
     Departmental direct costs
       Rooms                                           13,729      17,948
       Food and beverage                                1,861       2,139
     Other                                             20,154      21,843
                                                     --------    --------
          Total operating expenses                     35,744      41,930
                                                     --------    --------
                                                       19,586      17,012
   Property transactions                                 (198)       (265)
                                                     --------    --------
   Operating income                                  $ 19,388    $ 16,747
                                                     ========    ========
 Other Operations Segment Operating Data
   Revenues                                          $  1,743    $  1,497
   Operating expenses                                   1,022       1,268
                                                     --------    --------
   Operating income                                  $    721    $    229
                                                     ========    ========

            Item 2.  Management's Discussion and Analysis
            ---------------------------------------------
           of Financial Condition and Results of Operations
           ------------------------------------------------


     The following discussion and analysis of The Promus Companies Incorporated's (Promus) financial position and operating results for first quarter 1994 and 1993 complements and updates the Management's Discussion and Analysis of Financial Position and Results of Operations (MD&A) presented in Promus' 1993 Annual Report. The following information should be read in conjunction with the 1993 Annual Report MD&A disclosure. References to Promus include its consolidated subsidiaries where the context requires.

     Promus operates four leading hospitality brands comprising two business segments: a casino entertainment segment consisting of Harrah's, one of the world's premier names in the casino entertainment industry, and a hotel segment composed of three established brands, Embassy Suites, Hampton Inn and Homewood Suites (collectively Promus Hotels), targeted at specific market segments. A fourth hotel brand, Hampton Inn & Suites, was introduced in late 1993 and is designed to target a new development segment not addressed by the existing brands.

     Unit growth in both business segments, particularly the addition of four riverboat casinos, and reduced interest expense contributed to a 41.9% increase in cash flow from operations for first quarter 1994 over the comparable prior year period. The extension of debt maturities to 1998 and beyond achieved by a debt refinancing strategy completed in 1993 allows Promus to invest its increasing cash flows from operations in opportunities to further grow its businesses, either through development of new projects or expansion of existing facilities.

 CAPITAL SPENDING AND DEVELOPMENT
 --------------------------------

     From six land-based casinos in operation in the traditional markets of Nevada and New Jersey at the end of first quarter 1993, Promus' casino entertainment segment has grown to include thirteen properties located in six states, including the latest riverboat casino addition, Harrah's Shreveport. In recognition of the additional opportunities presented by the proliferation of casino gaming, Promus continues to focus the majority of its capital spending on casino development opportunities.

 Casino Entertainment
 --------------------

     To maintain its leading position in the casino entertainment industry and to further build the value of Harrah's as a national casino brand, Promus is continuing its development of previously announced projects and its investigation and pursuit of additional development opportunities in emerging markets throughout the U.S. and, to a lesser extent, abroad.

     Harrah's New Orleans
     --------------------

     On July 21, 1993, the Louisiana Economic Development and
 Gaming Corporation (LEDGC) issued its second Request for Qualifications and Proposals (1993 RFP) to own and operate the sole land-based casino permitted by law to operate in Orleans
 Parish (permanent casino). On August 11, 1993, LEDGC selected a partnership comprised of a Promus subsidiary and a corporation owned by Louisiana investors (First Partnership) as the winning proposer, under the 1993 RFP, to own and operate the permanent casino. After this selection, it was necessary that the First
 Partnership secure control of the site of the Rivergate
 Convention Center (Rivergate), the legally mandated site of the permanent casino. To obtain this control, a new partnership
 (Second Partnership) was formed among the partners of the First
 Partnership and the holder of the sublease of the Rivergate, design changes to the proposed permanent casino were made in order to obtain zoning approval and governmental approvals to the assignment of the Rivergate sublease, and the sublease for the Rivergate was assigned to Second Partnership. Additional properties were acquired by the Second Partnership and a sublease was entered into with the City of New Orleans' Rivergate
 Development Corporation to enable the Second Partnership to provide a temporary casino at the City of New Orleans' Municipal
 Auditorium.  Documentation was delivered to LEDGC by the First
 Partnership describing and requesting approval of the design, cost, financing and ownership modifications incidental to obtaining control of the Rivergate. On April 22, 1994, the Louisiana Attorney General issued an opinion that LEDGC could not accept these modifications under the Louisiana Economic Development and Gaming Corporation Law. On April 27, 1994, LEDGC cancelled the
 1993 RFP.  On April 29, 1994, LEDGC issued a new Request for
 Qualifications and Proposals (Applications) (the 1994 RFP).

     First Partnership has appealed to state courts for judicial review of the action of LEDGC and also has requested a rehearing by LEDGC. Second Partnership intends to submit an application in response to the 1994 RFP. The 1994 RFP requires a phased response, the first phase response due May 13, 1994, and the second and final phase due May 20, 1994. LEDGC will review applications, hold public hearings, and select an applicant based upon LEDGC's evaluation of its proposal with respect to stated evaluation factors. The Company believes that this process will be completed by the end of second quarter 1994 absent changes occasioned by rehearing or judicial intervention. Because of the 1994 RFP, negotiations toward a casino operating contract between First Partnership and LEDGC have been suspended. As a result of these unanticipated delays and assuming that the 1994 RFP proceeds without interruption, the application of the Second Partnership is selected by LEDGC and the satisfaction of other contingencies discussed below, the projected opening dates for the temporary casino and permanent casino will be delayed until fourth quarter 1994 and fourth quarter 1995, respectively. Opening of the casino facilities by the Second Partnership may be precluded if its application is not selected by LEDGC.

     The estimated cost of the project is $730 million, which is expected to be financed through a combination of partner capital contributions, public debt securities, bank debt and operating cash flow from the temporary casino. The Second Partnership is currently in process of registering a public offering of $425 million of debt and arranging $200 million of bank debt.
 The total
 capital contribution of Promus' subsidiary is expected to be $23.3 million. Promus has agreed to provide completion guarantees for the project, subject to certain conditions and exceptions, in exchange for a fee to be paid by the Second Partnership. Before the Second Partnership can begin construction of either the planned 76,000 square foot temporary casino or the proposed 400,000 square foot permanent casino (200,000 square feet of casino space), other conditions and legal issues pertinent to the transaction must be satisfied, including obtaining the casino operating contract from LEDGC, obtaining financing, and satisfying other governmental requirements.

     Litigation concerning title to a portion of the land underlying the permanent casino site was decided favorably at the trial court level. An appeal of the trial court decision was filed on May 2, 1994. If this appeal is decided unfavorably, it may delay or prevent opening of the casino facilities or otherwise adversely affect their operations.

     Riverboat Casino Development
     ----------------------------

     During January 1994, Promus launched its second Joliet, Illinois-based riverboat casino, the Harrah's Southern Star, which shares shoreside facilities with its sister ship, the Northern Star. On April 18, 1994, Promus christened the Shreveport Rose, a dockside riverboat casino located in downtown Shreveport, Louisiana, and the fifth floating casino to join Promus' growing fleet. In addition to the five riverboat casinos now operating, Promus has previously announced two riverboat casino projects to be developed in the state of Missouri. Following the failure of a statewide referendum that would have approved games of chance for proposed casino developments in Missouri and would have resolved the uncertainty which resulted earlier this year when a state court ruling cast doubt on the permissibility of offering certain types of games in casinos, Promus is reevaluating its development plans and opportunities in this state, as discussed in the following paragraphs.

     In North Kansas City, Promus is developing a classic sternwheeler-designed riverboat casino featuring approximately 33,000 square feet of casino space. Approximately $27.4 million of the total estimated project cost of $82.6 million had been spent as of the end of first quarter 1994. Development of the North Kansas City project is proceeding and the project is expected to open on schedule during third quarter 1994 featuring certain types of games determined to have an element of skill under the court ruling. Various factors may affect this determination including legislative initiatives, regulatory interpretation and, ultimately, judicial action.

     Promus' second Missouri riverboat casino is to be located in Maryland Heights, a suburb of St. Louis. $14.3 million of the total announced project cost of $82.0 million had been spent as of the end of first quarter 1994, primarily related to construction of the riverboat casino, which will feature 27,500 square feet of casino space. Although construction of the riverboat is continuing, construction of the related shoreside facilities has not yet commenced and a decision concerning the fourth quarter 1994 scheduled opening of this property has not been made.

     The opening of both Missouri projects is subject to the approval of various regulatory bodies.

     Subsequent to the end of the first quarter, Promus executed its option to acquire an additional interest in the joint venture which owns and operates the riverboat casino in Shreveport, Louisiana. As a result of this transaction, Promus' ownership interest in the joint venture will increase from approximately 86% to 96%, subject to the approval of state regulators.

     Indian Lands
     ------------

     Promus has entered into management and development agreements for a planned $24.7 million casino entertainment facility near Phoenix, Arizona, to be owned by the Ak-Chin Indian Community of the Maricopa Indian Reservation. Promus does not expect to fund this development, although it has agreed to guarantee the related bank financing. Commencement of construction, expected to begin during second quarter 1994, and the opening of the facility are subject to the receipt of approvals from various regulatory agencies, including the National Indian Gaming Commission.
 Promus will manage the facility for a fee. The Tribal/State Compact between the Ak-Chin Community and the State of Arizona has received approval from the U.S. Department of the Interior.

     Promus is in various stages of negotiations with a number of other Indian communities to develop and/or manage facilities on Indian lands.

     International
     -------------

     Promus and its local partner are constructing a casino in Auckland, New Zealand. Promus will contribute $15 million in exchange for a 20% interest in the partnership and will manage the facility for a fee. Construction of the $150 million project, to be financed through a combination of partner contributions and non-recourse debt, is expected to be completed and the facility to be in operation in first quarter 1996.


     Existing Land-Based Facilities
     ------------------------------

     On-going refurbishment and maintenance of Promus' existing casino entertainment facilities in Nevada and New Jersey continues to maintain the quality standards set for these properties. No major additions of casino square footage or hotel rooms are currently under way at these properties.

     Overall
     -------

     In addition to the projects discussed above, Promus is also aggressively pursuing additional casino entertainment development opportunities in various new jurisdictions across the United States and abroad, although no definitive development agreements have been signed and no material capital commitments to construct additional facilities have been made to third parties at this time. Until all necessary approvals to proceed with development of a project are obtained from the relevant regulatory bodies, the costs of pursuing casino entertainment projects are expensed as incurred. Construction-related costs incurred after the receipt of necessary approvals are capitalized and depreciated over the estimated useful life of the resulting asset.

     A number of these casino entertainment development projects, if they go forward, may require, individually and in the aggregate, a significant capital commitment and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies.

 Hotel
 -----

     Promus' three established hotel brands continued their steady growth during first quarter 1994 with the opening of ten additional franchised properties. An additional 55 franchised properties, comprised of 49 Hampton Inns, four Embassy Suites and two Homewood Suites, were under construction or conversion to Promus brands at March 31, 1994.

     Construction of a company-owned prototype of a downsized Homewood Suites property suitable for smaller markets will begin during second quarter 1994. The prototype is expected to be completed by the end of 1994 at a cost of less than $6 million. Three Hampton Inn & Suites hotels, a new concept combining rooms and suites in a single property introduced by Promus hotels in late 1993, were approved for development during first quarter 1994. The first Hampton Inn & Suites property is expected to open in first quarter 1995.

     To increase distribution and awareness of its Homewood Suites brand, subsequent to the end of the first quarter 1994 Promus announced plans to expand the brand by developing 20 to 25 additional properties over the next three years. A total of up to $150 million is expected to be required over the three year period to fund this development.

 Summary
 -------

     Cash needed to finance projects currently under development as well as additional projects being pursued by Promus will be made available from operating cash flows, the Bank Facility (see DEBT REFINANCING ACTIVITIES section), joint venture partners, specific project financing, guarantees by Promus of third party debt, sales of existing hotel assets and, if necessary, Promus debt and/or equity offerings. Including $58.3 million spent during first quarter 1994, Promus currently estimates
 $325 million to $375 million of cash from all sources will be required during 1994 to fund project development, including the projects discussed in this CAPITAL SPENDING AND DEVELOPMENT section, refurbishment of existing facilities and other projects.


 DEBT AND LIQUIDITY
 ------------------

 Bank Facility
 -------------

     At March 31, 1994, $185.0 million in borrowings were outstanding under Promus' reducing revolving and letter of credit facility (the Bank Facility). An additional $220.5 million of the Bank Facility was committed to back certain letters of credit, including a $204.7 million letter of credit supporting the existing 9% Notes. After consideration of these borrowings, $244.5 million was available to Promus under the Bank Facility as of March 31, 1994. Subsequent to the end of the first quarter, Promus funded the scheduled retirement of $39.1 million of 10 1/2% notes using borrowings under the Bank Facility.

 Debt Rating Upgrade
 -------------------

     A primary financial objective was fulfilled subsequent to the end of the quarter with the announcement by Standard and Poor's that it had upgraded Promus' implied senior debt rating to investment grade status. As a result of achieving investment grade status, the interest rate on Promus' Bank Facility will be reduced by 1/4 of 1% during third quarter 1994. This reduction in the interest rate will remain in force so long as the investment grade status is maintained.

 Interest Rate Agreements
 ------------------------

     In prior years, Promus entered into various interest rate swap agreements as summarized in the following table:

                                     Next Semi-
                   Swap    Rate at   Annual Rate
   Associated      Rate    Mar. 31,  Adjustment   Swap Agreement
      Debt       (LIBOR+)    1994       Date      Expiration Date
 --------------  --------  --------  -----------  ----------------
 10 7/8% Notes
   $200 million   4.731%     8.143%  April 15     October 15, 1997

 8 3/4% Notes
   $50 million    3.42%      6.929%  May 15       May 15, 1998

   $50 million    3.22%      6.688%  July 15      July 15, 1998

 In accordance with the terms of the interest rate swap agreements, the effective interest rate on the 10 7/8% Notes was adjusted on April 15, 1994, to 9.159%. This rate will remain in effect until October 15, 1994.

     Promus maintains interest rate protection, in the form of a rate collar transaction entered into in June 1990, on $140 million on its variable rate bank debt. The interest rate protection expires in 1995 and currently holds Promus' interest rate in a range between 9.3% and 12.5%.

 Shelf Registration
 ------------------

     Promus, through its wholly-owned subsidiary Embassy Suites, Inc. (Embassy), has registered up to $200 million of new debt securities pursuant to a shelf registration declared effective by the Securities and Exchange Commission. The terms and conditions of these debt securities, which will be unconditionally guaranteed by Promus, will be determined by market conditions at the time of issuance.

 EQUITY TRANSACTIONS
 -------------------

     On April 29, 1994, Promus' stockholders approved an amendment to the Certificate of Incorporation which increased the number of authorized common shares from 120 million to 360 million and reduced the par value per common share from $1.50 to $0.10. As a result of the change in the par value, approximately $143 million has been transferred from common stock to capital surplus on the balance sheet.

 RESULTS OF OPERATIONS
 ---------------------

 Overall
 -------
                           First Quarter   Percent
 (in millions, except      -------------- Increase/
 earnings per share)        1994    1993  (Decrease)
                           ------  ------ ----------
 Revenues                  $345.8  $269.2   28.5 %
 Operating income            85.2    54.9   55.2 %
 Net income                  27.4    11.0  149.1 %
 Earnings per share          0.27    0.11  145.5 %
 Operating margin            24.6%   20.4%   4.2 pts

     First quarter 1994's record revenues, operating income and earnings per share are due primarily to unit growth attained in both segments, especially the addition of the riverboat casino properties, and lower overall cost of debt, which continues favorable operating trends noted during 1993. A summary of Promus' operating segments performance for the first quarter ended March 31, 1994 and 1993 is presented in Note 7 to the consolidated condensed financial statements.

     The mix of Promus' operating income among the casino entertainment divisions, including the contribution now made by the Riverboat Casino Entertainment Division, and the growth experienced by the hotel segment reflect the increasing diversification of Promus' operations. The following table summarizes operating income before property transactions for the twelve month periods ended March 31, 1994, 1993 and 1992 in million of dollars and as a percent of the total for each of Promus' casino entertainment divisions and primary business segments:

                        Operating Income Contributions for the
                             Twelve Months Ended March 31,
                      -------------------------------------------
                      In Millions of Dollars   Percent of Total
                      ---------------------- --------------------
                        1994   1993   1992    1994   1993   1992
                       ------ ------ ------  ------ ------ ------
 Casino Entertainment
   Southern Nevada      $ 79   $ 69   $ 59     24 %   28 %   28 %
   Northern Nevada        79     69     61     24 %   28 %   27 %
   Atlantic City          68     63     68     20 %   25 %   31 %
   Riverboat              58      -      -     17 %    -      -
   New Orleans            (3)     -      -     (1)%    -      -
   Other                 (19)   (13)    (7)    (5)%   (5)%   (3)%
                        ----   ----   ----    ---    ---    ---
     Total               262    188    181     79 %   76 %   83 %

 Hotel                    68     57     37     20 %   23 %   17 %
 Other                     3      1     (1)     1 %    1 %    -
                        ----   ----   ----    ---    ---    ---
     Total Promus       $333   $246   $217    100 %  100 %  100 %
                        ====   ====   ====    ===    ===    ===


 Casino Entertainment
 --------------------

     Promus' casino entertainment segment includes the combined results of Promus' casino entertainment properties located in Colorado, Illinois, Mississippi, Nevada and New Jersey. Overall revenues and operating income for the segment increased 38.3% and 71.9%, respectively, for first quarter 1994 over the comparable prior year period. This growth is primarily a result of the first quarter 1994 operating contributions made by the Riverboat Casino Entertainment Division, partially offset by the recognition of Promus' pro-rata share of Harrah's New Orleans preopening-related costs. Included in both periods are development costs related to Promus' pursuit of additional casino entertainment projects. The amounts of these development costs charged to casino entertainment segment other operating expense for first quarter 1994 and 1993 were $3.6 million and $1.4 million, respectively.

     Riverboat Division
     ------------------
                         First
                        Quarter
 (in millions)           1994
                        -------
 Revenues                $ 83.1
 Operating income          30.2
 Operating margin          36.4%
 Gaming volume           $790.5

     The Riverboat Division includes the operations of four riverboats, all of which opened subsequent to the end of first quarter 1993, as well as the results of the Division's group staff function. The higher operating margin achieved by this Division reflects operational differences between a riverboat facility and a conventional land-based property and limited competition currently faced by facilities opening in new, emerging markets.

     Southern Nevada
     ---------------
                         First Quarter   Percent
                         -------------- Increase/
 (in millions)            1994    1993  (Decrease)
                         ------  ------ ----------
 Revenues                $ 71.4  $ 69.7    2.4 %
 Operating income          18.2    18.8   (3.2)%
 Operating margin          25.5%   26.9%  (1.4)pts
 Gaming volume           $754.9  $742.3    1.7 %

     The increase in first quarter revenues for the Southern Nevada region is due to record revenue at Harrah's Las Vegas, which benefited from the increased visitation to the market prompted by the late-1993 openings of three "mega" properties. However, total operating income and operating margin for the region declined due to lower results posted by Harrah's Laughlin as the Laughlin market continues to absorb new capacity and as its traditional customers tried some of the new Las Vegas properties.

     Northern Nevada
     ---------------
                       First Quarter   Percent
                       -------------- Increase/
 (in millions)          1994    1993  (Decrease)
                       ------  ------ ----------
 Revenues              $ 70.3  $ 67.6    4.0 %
 Operating income        13.1    10.9   20.2 %
 Operating margin        18.6%   16.1%   2.5 pts
 Gaming volume         $808.6  $775.5    4.3 %

     All three Northern Nevada properties reported first quarter operating income records. The region's continuing emphasis on costs savings and operating efficiencies enabled it to again achieve disproportionate growth in operating income and margins versus revenue growth. The revenue and gaming volume growth achieved by the region can be partially attributed to better weather compared to last year.

     Atlantic City
     -------------
                         First Quarter   Percent
                         -------------- Increase/
 (in millions)            1994    1993  (Decrease)
                         ------  ------ ----------
 Revenues                $ 65.8  $ 70.4   (6.5)%
 Operating income          10.4    10.4      -
 Operating margin          15.7%   14.7%   1.0 pts
 Gaming volume           $684.6  $650.1    5.3 %

     The decline in revenues for Atlantic City reflects the impact of inclement weather, construction on the casino floor, a decline in table game volume and a lower table hold percentage. The increase in total gaming volume reflects an increase in slot volume, which more than offset the decline in table play. An emphasis on managing expenses and targeting marketing dollars towards more profitable customer segments enabled the property to achieve a 1.0 percentage point increase in operating margin and match its prior year operating income, despite the decrease in revenues.

     Harrah's New Orleans
     --------------------

     Revenues and operating income for the casino entertainment segment include a loss of $3.2 million representing the equity pick-up of Promus' pro-rata share of preopening-related costs incurred by the joint venture developing Harrah's New Orleans. (See CAPITAL SPENDING AND DEVELOPMENT section.)

 Hotel
 -----
                           First Quarter    Percent
 (in millions, except     ---------------- Increase/
 rooms/hotels data)        1994     1993   (Decrease)
                          -------  ------- ----------
 Revenues                   $55.3    $58.9    (6.1)%
 Operating income
   before property
   transactions              19.6     17.0    15.3 %
 Operating margin            35.4%    28.9%    6.5 pts
 Number of rooms           73,433   68,881     6.6 %
 Number of hotels             511      462    10.6 %

     Hotel segment revenues for first quarter 1994 declined from the comparable prior year period due to a decrease in the number of company-owned Embassy Suites properties. Despite the decline in revenues, the segment reported increased operating income for first quarter 1994 due to increases in franchise and management fees reflecting growth in the combined hotel systems and increased revenue per available room (suite) (RevPAR/S).
 Compared to the prior year period, total system RevPAR/S for the first quarter increased 6.2% at Hampton Inn, 5.4% at Embassy Suites and 5.4% at Homewood Suites. The number of room/suites at franchised properties and RevPAR/S significantly affects hotel segment results since franchise royalty fees are based upon rooms/suites revenues at franchised hotels. Also contributing to the operating income and margin improvements for the hotel segment are overhead cost savings being achieved as a result of consolidation of hotel brand management into a single organization structure announced in third quarter 1993.

 Other Factors Affecting Income Per Share
 ----------------------------------------

                           First Quarter   Percent
 (in millions)             -------------- Increase/
                            1994    1993  (Decrease)
                           ------  ------ ----------
 Property transaction
   (gains) losses, net      $ 0.2   $ 0.3     NM
 Corporate expense            5.5     6.7  (17.9)%
 Interest expense            25.7    27.9   (7.9)%
 Interest and other
   income                    (0.4)   (0.4)     -
 Effective tax rate          41.2%   41.8%  (0.6)pts
 Minority interest          $ 4.6   $   -      -
 Extraordinary loss,
   net                          -     1.1     NM

     Corporate expense decreased primarily due to timing and reimbursement of certain expenses. The decrease in interest expense is due to the impact of lower interest rates on Promus' variable rate debt and lower overall levels of debt. Minority interest reflects joint venture partners' shares of income at joint venture riverboat casinos. The extraordinary loss recorded in the prior year related to the write-off of unamortized deferred finance charges due to the early retirement of the related debt.

 Tax Matters
 -----------

     The effective tax rate for both periods is higher than the federal statutory rate due primarily to state income taxes.

     In connection with the spin-off of Promus' stock (the Spin-off) to Holiday Corporation (Holiday) stockholders on February 7, 1990, Promus is liable, with certain exceptions, for the taxes of Holiday and subsidiaries for all pre-Spin-off tax periods. Negotiations with the Internal Revenue Service (IRS) to resolve disputed issues for the 1985 and 1986 tax years were concluded and a settlement reached during fourth quarter 1993. Final payment of the federal income taxes and related interest due under the settlement was made during second quarter 1994. The IRS has completed its examination of Holiday's federal income tax returns for 1987 through the Spin-off date and has issued its proposed adjustments to those returns. Federal income taxes and related interest assessed on agreed issues were paid during first quarter 1994. A protest defending the taxpayer's position on all unagreed issues for the 1987 through Spin-off periods was filed with the IRS during third quarter 1993 and negotiations to resolve disputed issues are currently expected to begin during the second half of 1994. Final resolution of the disputed issues is not expected to have a materially adverse effect on Promus' consolidated financial position or its results of operations.

 EFFECTS OF CURRENT ECONOMIC AND POLITICAL CONDITIONS
 ----------------------------------------------------

     The casino entertainment industry is experiencing expansion in both existing markets and new jurisdictions. In the Las Vegas market, three competitors opened new casino "mega" facilities during fourth quarter 1993 adding more than 350,000 square feet of casino space and 10,000 rooms to the market. In Laughlin, expansions by competitors completed in 1993 increased the number of rooms available in that market by 12%. In Reno, competitors have announced new projects which, if constructed, will add significant additional casino space and hotel rooms to that market. In addition, the proliferation of casino gaming activity in many new jurisdictions continues due to the widespread growing acceptance of casino gaming as a form of entertainment and as an alternative tax revenue source for municipalities and states. Also furthering the proliferation of casino gaming has been the Indian Gaming Regulatory Act of 1988 which, as of May 10, 1994, had resulted in the approval of 107 compacts for the development of casinos on Native American lands in 19 states. Promus is not able to determine the impact, whether favorable or unfavorable, that these developments will have on the markets in which it currently operates. However, management believes that the current balance of its operations among the existing casino entertainment divisions and the hotel segment as discussed above, combined with the further geographic diversification and the continuing pursuit of the Harrah's national brand strategy presently underway in its casino entertainment segment, have well-positioned Promus to face the challenges presented by these developments and will reduce the potentially negative impact these new developments may have on Promus' overall operations.

 INTERCOMPANY DIVIDEND RESTRICTION
 ---------------------------------

     Agreements governing the terms of its debt require Promus to abide by covenants which, among other things, limit Embassy's ability to pay dividends and make other restricted payments, as defined, to Promus. The amount of Embassy's restricted net assets, as defined, computed in accordance with the most restrictive of these covenants regarding restricted payments, was approximately $571.0 million at March 31, 1994. Promus' principal asset is the stock of Embassy, a wholly-owned subsidiary. Embassy holds, directly and through subsidiaries, the principal assets of Promus' businesses. Given this ownership structure, these restrictions should not impair Promus' ability to conduct its business through its subsidiaries or to pursue its development plans.

                       PART II - OTHER INFORMATION
                       ---------------------------

                       Item 1.  Legal Proceedings
                       --------------------------


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

           Certain tax matters. In connection with the Spin-off, Promus is liable, with certain exceptions, for taxes of Holiday and its subsidiaries for all pre-merger tax periods. Bass is obligated under the terms of the Tax Sharing
      Agreement to pay Promus the amount of any tax benefits realized from pre-merger tax periods of Holiday and its subsidiaries. The disputed issues from the Internal Revenue Service audit of the 1985 and 1986 tax years have been settled and the payment of taxes and interest with respect thereto was made during second quarter 1994. The IRS has completed its examination of Holiday's federal income tax returns for 1987 through the Spin-off date and has issued its proposed adjustments to those returns. Federal income taxes and related interest assessed on agreed issues were paid in first quarter 1994. A protest of all unagreed issues for the 1987 through Spin-off periods was filed with the IRS during the third quarter of 1993 and negotiations to resolve disputed issues are currently expected to begin during the second half of 1994. Final resolution of the disputed issues is not expected to have a materially adverse effect on Promus' consolidated financial position or its results of operations.

                Item 6.  Exhibits and Reports on Form 8-K
       ----------------------------------------------------------


      (a)  Exhibits

           EX-3.1    Certificate of Incorporation of The Promus
                     Companies Incorporated.

           EX-3.2    Certificate of Amendment of Certificate of
                     Incorporation of The Promus Companies
                     Incorporated dated April 29, 1994.

           EX-3.3 Bylaws of The Promus Companies Incorporated, as amended April 29, 1994.

           EX-10.1   The Promus Companies Incorporated 1990 Stock
                     Option Plan, as amended April 29, 1994.

           EX-10.2   Second Amendment dated March 31, 1994 to the
                     Amended and Restated Partnership Agreement of Harrah's Jazz Company.

           EX-11     Computation of per share earnings.

      (b) No reports on Form 8-K were filed during the quarter ended March 31, 1994.

                                Signature
                                ---------


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THE PROMUS COMPANIES
                                    INCORPORATED



      May 12, 1994             BY:  MICHAEL N. REGAN
                                    ------------------------------
                                    Michael N. Regan
                                    Vice President and Controller
                                    (Chief Accounting Officer)

                              Exhibit Index
                              -------------


      Exhibit No.              Description             Sequential Page No.
      -----------              ------------            ------------------

       EX-3.1        Certificate of Incorporation                30
                     of The Promus Companies
                     Incorporated.

       EX-3.2        Certificate of Amendment of                 56
                     Certificate of Incorporation of The
                     Promus Companies Incorporated dated
                     April 29, 1994.

       EX-3.3        Bylaws of The Promus Companies              58
                     Incorporated, as amended April
                     29, 1994.

       EX-10.1       The Promus Companies                        69
                     Incorporated 1990 Stock Option
                     Plan, as amended April 29, 1994.

       EX-10.2       Second Amendment dated March 31,            82
                     1994 to the Amended and
                     Restated Partnership Agreement
                     of Harrah's Jazz Company.

       EX-11         Computation of per share                   101
                     earnings.