Form 10-Q
period 1994-06-30
PROMUS COMPANIES INC
filed 1994-08-11
CIK 858339

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
      ENDED JUNE 30, 1994

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

     At June 30, 1994, there were outstanding 102,398,252 shares of the Company's Common Stock.







                                 Page 1 of 83
                             Exhibit Index Page 31

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

                       THE PROMUS COMPANIES INCORPORATED
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                                                         June 30,    Dec. 31,
(In thousands, except share amounts)                        1994        1993
ASSETS
Current assets
  Cash and cash equivalents                           $   57,553  $   61,962
  Receivables, including notes receivable of
    $1,845 and $2,197, less allowance for
    doubtful accounts of $10,753 and $10,864              44,051      47,448
  Deferred income taxes                                   23,169      21,024
  Supplies                                                12,918      12,996
  Prepayments and other                                   20,466      20,128
                                                      ----------  ----------
      Total current assets                               158,157     163,558
                                                      ----------  ----------
Land, buildings, riverboats and equipment              1,933,706   1,824,433
Less: accumulated depreciation                          (524,627)   (486,231)
                                                      ----------  ----------
                                                       1,409,079   1,338,202
Investments in and advances to
  nonconsolidated affiliates                              82,348      70,050
Deferred costs and other                                 239,515     221,308
                                                      ----------  ----------
                                                      $1,889,099  $1,793,118
                                                      ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                    $   47,995  $   60,530
  Construction payables                                   16,395      26,345
  Accrued expenses                                       148,891     162,969
  Current portion of long-term debt                        2,777       2,160
                                                      ----------  ----------
      Total current liabilities                          216,058     252,004
Long-term debt                                           875,026     839,804
Deferred credits and other                               103,678      86,829
Deferred income taxes                                     61,594      63,460
                                                      ----------  ----------
                                                       1,256,356   1,242,097
                                                      ----------  ----------
Minority interests                                        19,921      14,984
                                                      ----------  ----------
Commitments and contingencies (Notes 5 and 6)
Stockholders' equity
  Common stock, $0.10 par value,
    authorized - 360,000,000 shares,
    outstanding - 102,398,252 and 102,258,442
    shares (net of 9,784 and 25,251 shares
    held in treasury)                                     10,240      10,226
  Capital surplus                                        351,076     344,197
  Retained earnings                                      256,517     187,203
  Deferred compensation related to
    restricted stock                                      (5,011)     (5,589)
                                                      ----------  ----------
                                                         612,822     536,037
                                                      ----------  ----------
                                                      $1,889,099  $1,793,118
                                                      ==========  ==========
See accompanying Notes to Consolidated Condensed Financial Statements.
                                      -3-

                        THE PROMUS COMPANIES INCORPORATED
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                              Second Quarter Ended           Six Months Ended
(In thousands,               June 30,      June 30,     June 30,      June 30,
 except per share amounts)      1994          1993         1994          1993

Revenues
  Casino                    $283,474      $200,620     $526,484      $366,800
  Rooms                       54,947        60,712      106,057       117,884
  Food and beverage           41,999        37,345       80,405        70,541
  Franchise and
    management fees           19,781        15,242       35,601        28,162
  Other                       33,014        26,454       59,453        47,881
  Less: casino promotional
    allowances               (30,870)      (24,126)     (59,868)      (45,814)
                            --------      --------     --------      --------
      Total revenues         402,345       316,247      748,132       585,454
                            --------      --------     --------      --------
Operating expenses
  Direct
    Casino                   115,775        88,854      228,409       171,491
    Rooms                     22,808        28,117       44,600        53,164
    Food and beverage         25,655        25,180       45,840        42,119
  Depreciation of
    buildings, riverboats
    and equipment             23,109        19,445       44,501        37,653
  Other                      103,694        79,422      188,067       150,676
                            --------      --------     --------      --------
      Total operating
        expenses             291,041       241,018      551,417       455,103
                            --------      --------     --------      --------
                             111,304        75,229      196,715       130,351
Property transactions           (199)           15         (397)         (250)
                            --------      --------     --------      --------
Operating income             111,105        75,244      196,318       130,101
Corporate expense             (7,493)       (7,471)     (13,031)      (14,180)
Interest expense, net of
  interest capitalized       (26,835)      (28,382)     (52,572)      (56,327)
Interest and other
  income                         463           420          894           776
                            --------      --------     --------      --------
Income before income
  taxes and minority
  interest                    77,240        39,811      131,609        60,370
Provision for income taxes   (32,034)      (16,457)     (54,461)      (25,051)
Minority interests            (3,265)         (539)      (7,835)         (539)

                            --------      --------     --------      --------
Income before
  extraordinary items         41,941        22,815       69,313        34,780
Extraordinary losses on
  extinguishments of debt,
  net of income tax
  benefit of $211 and $890         -          (316)           -        (1,325)
                            --------      --------     --------      --------
Net income                  $ 41,941      $ 22,499     $ 69,313      $ 33,455
                            ========      ========     ========      ========

Earnings per share before
  extraordinary items       $   0.41      $   0.22     $   0.67      $   0.34
Extraordinary items, net           -             -            -         (0.01)
                            --------      --------     --------      --------
Earnings per share          $   0.41      $   0.22     $   0.67      $   0.33
                            ========      ========     ========      ========
Average common shares
  outstanding                102,826       102,343      102,858       102,192
                            ========      ========     ========      ========

See accompanying Notes to Consolidated Condensed Financial Statements.

                       THE PROMUS COMPANIES INCORPORATED
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                         Second Quarter Ended
                                                         June 30,     June 30,
(In thousands)                                              1994         1993

Cash flows from operating activities
  Net income                                           $  69,313    $  33,455
  Adjustments to reconcile net income
    to cash flows from operating activities
      Extraordinary items, before income taxes                 -        2,215
      Depreciation and amortization                       56,755       48,589
      Other noncash items                                  3,697       11,723
      Minority interests share of net income               7,835          539
      Net losses of and distributions from
        nonconsolidated affiliates                         5,783          744
      Net losses from property transactions                  320          437
      Net change in long-term accounts                    (6,449)      (4,364)
      Net change in working capital accounts              11,460       13,044
      Tax indemnification payments to Bass               (25,469)      (2,171)
                                                       ---------    ---------
          Cash flows provided by operating
            activities                                   123,245      104,211
                                                       ---------    ---------
Cash flows from investing activities
  Land, buildings, riverboats and equipment
    additions                                           (114,366)     (71,437)
  Investments in and advances to
    nonconsolidated affiliates                           (18,656)      (2,178)
  Decrease in construction payables                       (9,950)           -
  Proceeds from property transactions                      1,085        8,426
  Other                                                  (17,343)     (10,707)
                                                       ---------    ---------
          Cash flows used in investing activities       (159,230)     (75,896)
                                                       ---------    ---------
Cash flows from financing activities
  Net borrowings under revolving credit
    facility                                              75,350        3,000
  Proceeds from issuance of senior subordinated
    notes, net of issue costs of $4,000                        -      196,000
  Debt retirements                                       (40,825)    (227,483)
  Minority interest (distributions) contributions         (2,949)       4,041
                                                       ---------    ---------
          Cash flows provided by (used in)
            financing activities                          31,576      (24,442)
                                                       ---------    ---------
Net change in cash and cash equivalents                   (4,409)       3,873
Cash and cash equivalents, beginning
  of period                                               61,962       43,756
                                                       ---------    ---------
Cash and cash equivalents, end of period               $  57,553    $  47,629
                                                       =========    =========


See accompanying Notes to Consolidated Condensed Financial Statements.

                       THE PROMUS COMPANIES INCORPORATED
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1994
                                  (UNAUDITED)

Note 1 - Basis of Presentation
- ------------------------------
    Promus is a hospitality company with two primary business segments: casino entertainment and hotels. Promus owns and operates casino entertainment hotels and riverboats under the brand name Harrah's. Harrah's casino hotels are in all five major Nevada and New Jersey gaming markets: Reno, Lake Tahoe, Las Vegas and Laughlin, Nevada; and Atlantic City, New Jersey. Harrah's riverboat casinos are in Joliet, Illinois; Shreveport, Louisiana; and Tunica and Vicksburg, Mississippi. Harrah's also has an ownership interest in and manages two limited stakes casinos in Black Hawk and Central City, Colorado. The hotel segment is composed of three hotel brands targeted to specific market segments: Embassy Suites, Hampton Inn and Homewood Suites.

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

    Certain amounts for the prior year second quarter and first six months ended June 30, 1993, have been reclassified to conform with the presentation for second quarter and first six months ended June 30, 1994.

Note 2 - Long-Term Debt
- -----------------------

    Interest Rate Agreements
    ------------------------
    Promus has entered into interest rate swap agreements, as summarized in the following table:

                               Effective    Next Semi-
                      Swap       Rate at   Annual Rate
                      Rate       June 30,   Adjustment       Swap Agreement
Associated Debt    (LIBOR+)         1994          Date      Expiration Date
- ---------------    -------     ---------   -----------     ----------------
10 7/8% Notes
  $200 million        4.73%         9.16%   October 15     October 15, 1997
8 3/4% Notes
  $50 million         3.42%         8.85%  November 15         May 15, 1998
  $50 million         3.22%         6.67%      July 15        July 15, 1998


In accordance with the terms of the interest rate swap agreements, the effective interest rate on the 8 3/4% Notes was adjusted on July 15, 1994, to 8.71%. This rate will remain in effect until January 15, 1995.

                       THE PROMUS COMPANIES INCORPORATED
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 1994
                                  (UNAUDITED)

Note 2 - Long-Term Debt (Continued)
- ----------------------------------
    In connection with its guarantee of the debt of a third party, Promus has entered into an interest rate swap with the third party in which Promus exchanged a fixed interest rate for the variable interest rate of the subject debt. Management does not believe that its exposure under this agreement is material.

    Promus maintains interest rate protection, in the form of a rate collar transaction entered into in June 1990, on $140 million of its variable rate bank debt. The interest rate protection expires in June 1995 and currently holds Promus' interest rate in a range between 8.8% and 12.0%.

Note 3 - Stockholders' Equity
- -----------------------------
    On April 29, 1994, Promus' stockholders approved an amendment to the Certificate of Incorporation which increased the number of authorized common shares from 120 million to 360 million and reduced the par value per common share from $1.50 to $0.10. As a result, approximately $143.2 million was transferred as of December 31, 1993, from common stock to capital surplus on the consolidated condensed balance sheets to retroactively reflect the impact of the change in par value.

    On October 29, 1993, Promus' Board of Directors approved a three-for-two stock split, in the form of a stock dividend, effected by a distribution on November 29, 1993, of one additional share for each two shares owned by stockholders of record on November 8, 1993. All references in these financial statements to prior year numbers of common shares and earnings per share amounts have been restated to give retroactive effect to the stock split.

    In addition to its common stock, Promus has the following classes of stock authorized but unissued:

  Preferred stock, $100 par value, 150,000 shares authorized
  Special stock, 5,000,000 shares authorized -
    Series B, $1.125 par value

                       THE PROMUS COMPANIES INCORPORATED
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 1994
                                  (UNAUDITED)


Note 4 - Supplemental Disclosure of Cash Paid for Interest and Taxes
- --------------------------------------------------------------------
    The following table reconciles Promus' interest expense, net of interest capitalized, per the consolidated condensed statements of income, to cash paid for interest:
                                                             Six Months Ended
                                                        June 30,      June 30,
(In thousands)                                             1994          1993

Interest expense, net of interest capitalized           $52,572       $56,327
Adjustments to reconcile to cash paid for
  interest
    Promus' share of interest expense of
      nonconsolidated affiliates                         (6,152)       (6,400)
    Net change in accruals                                3,737        (3,003)
    Amortization of deferred finance charges             (1,767)       (2,426)
    Net amortization of discounts and premiums             (109)       (1,020)
                                                        -------       -------
Cash paid for interest, net of amount
  capitalized                                           $48,281       $43,478
                                                        =======       =======
Cash payments for income taxes, net of refunds          $47,289       $10,280
                                                        =======       =======

Note 5 - Commitments and Contingent Liabilities
- -----------------------------------------------
     Contractual Commitments
     -----------------------
     Promus is pursuing many casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties, guarantees by Promus of third party debt and development completion guarantees. As of June 30, 1994, Promus had guaranteed third party debts of $65 million and had contractual agreements, primarily related to riverboat casino facilities construction, of $46 million, excluding amounts previously recorded.

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

                       THE PROMUS COMPANIES INCORPORATED
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 1994
                                  (UNAUDITED)

Note 5 - Commitments and Contingent Liabilities (Continued)
- ----------------------------------------------------------
     Guarantee of Insurance Contract
     -------------------------------
     Promus' defined contribution savings plan includes a $12.9 million guaranteed investment contract with an insurance company. Promus has agreed to provide non-interest-bearing loans to the plan to fund, on an interim basis, withdrawals from this contract by retired or terminated employees. Promus' maximum exposure on this guarantee as of June 30, 1994, is approximately $7.8 million.

     Self-Insurance
     --------------
     Promus is self-insured for various levels of general liability, workers' compensation and employee medical coverage. Accrued expenses include an accrual for estimated settlements for known and anticipated claims.

     Severance Agreements
     --------------------
     As of June 30, 1994, Promus had severance agreements with twelve of its senior executives which provide for payments to the executives in the event of their termination after a change in control, as defined, of Promus. These agreements provide, among other things, for a compensation payment equal to
2.99 times the average annual compensation paid to the executive for the five preceding calendar years, as well as for accelerated payment or accelerated vesting of any compensation or awards payable to the executive under any of Promus' incentive plans. The estimated amount, computed as of June 30, 1994, that would have been payable under the agreements to these executives based on earnings and stock options aggregated approximately $28.4 million.

     Tax Sharing Agreement
     ---------------------
     In connection with the February 7, 1990 spin-off (the Spin-off) of the stock of Promus to stockholders of Holiday Corporation (Holiday), Promus is liable, with certain exceptions, for taxes of Holiday and its subsidiaries for all pre-Spin-off tax periods. Bass PLC (Bass) is obligated under the terms of the Tax Sharing Agreements to pay Promus the amount of any tax benefits realized from pre-Spin-off tax periods of Holiday and its subsidiaries. Negotiations with the IRS to resolve disputed issues for the 1985 and 1986 tax years were concluded and settlement reached during fourth quarter 1993. Final payment of the federal income taxes and related interest due under the settlement was made during second quarter 1994. The IRS has completed its examination of Holiday's federal income tax returns for 1987 through the Spin-off date and has issued its proposed adjustments to those returns. Federal income taxes and related interest assessed on agreed issues were paid during first quarter 1994. A protest of all unagreed issues for the 1987 through Spin-off periods was filed with the IRS during the third quarter of 1993 and negotiations to resolve disputed issues have begun. Final resolution of the disputed issues is not expected to have a materially adverse effect on Promus' consolidated financial position or its results of operations.

                       THE PROMUS COMPANIES INCORPORATED
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 1994
                                  (UNAUDITED)

Note 6 - Litigation
- -------------------
    In February 1992, Bass and certain affiliates filed suit against Promus generally alleging breaches of representations and warranties under the Merger Agreement with respect to the 1990 Spin-off of Promus and acquisition of the Holiday Inn hotel business by Bass, violation of federal securities laws due to such alleged breaches, and breaches of the Tax Sharing Agreement between Bass and Promus entered into at the closing of the Merger Agreement. The complaint seeks an unspecified amount of damages, unspecified punitive or exemplary damages, and declaratory relief. Promus believes that it has complied with all applicable laws and agreements with Bass in connection with the Merger and is defending its position vigorously. Promus has filed (a) an answer denying, and asserting affirmative defenses to, the substantive allegations of the complaint and (b) counterclaims alleging that Bass has breached the Tax Sharing Agreement, the Merger Agreement and agreements ancillary to the Merger Agreement. The counterclaims request unspecified compensatory damages, injunctive and declaratory relief and Promus' costs, including reasonable attorneys fees and expenses. Discovery has begun, but no trial date has been set.

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

                       THE PROMUS COMPANIES INCORPORATED
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 1994
                                  (UNAUDITED)

Note 7 - Nonconsolidated Affiliates
- -----------------------------------
    Combined summarized income statements of nonconsolidated affiliates which Promus accounted for on the equity basis for the second quarter and six months ended June 30, 1994 and 1993 were as follows:

                              Second Quarter Ended           Six Months Ended
                             June 30,      June 30,     June 30,      June 30,
(In thousands)                  1994          1993         1994          1993

Revenues                    $268,462      $267,323     $486,342      $473,914
                            ========      ========     ========      ========
Operating income            $ 20,583      $ 22,603     $ 13,917      $ 28,589
                            ========      ========     ========      ========
Net income (loss)           $    891      $  4,464     $(19,529)     $ (7,128)
                            ========      ========     ========      ========

    Promus' share of nonconsolidated affiliates' combined net operating results is reflected in the accompanying consolidated condensed statements of income as follows:

                              Second Quarter Ended           Six Months Ended
                             June 30,      June 30,     June 30,      June 30,
(In thousands)                  1994          1993         1994          1993

Pre-interest operating
  income (included in
  Revenues-other)           $  2,683      $  4,519     $  3,343      $  7,921
                            ========      ========     ========      ========
Interest expense
  (included in Interest
  expense)                  $ (3,207)     $ (3,210)    $ (6,152)     $ (6,400)
                            ========      ========     ========      ========

                                                        June 30,      Dec. 31,
(In thousands)                                             1994          1993

Promus' investments in and advances to
  nonconsolidated affiliates
    At equity                                           $47,636       $35,893
    At cost                                              34,712        34,157
                                                        -------       -------
                                                        $82,348       $70,050
                                                        =======       =======

The June 30, 1994, balance includes a total investment in and advances to the partnership developing Harrah's New Orleans of approximately $19.3 million.

    The values of certain of Promus' joint venture investments have been reduced below zero due to Promus' intention to fund its share of operating losses in the future, if needed. The total amount of these negative investments included in deferred credits and other liabilities on the consolidated condensed balance sheets was $4.7 million and $5.1 million at June 30, 1994, and December 31, 1993, respectively.

                       THE PROMUS COMPANIES INCORPORATED
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 1994
                                  (UNAUDITED)

Note 8 - Summarized Financial Information
- -----------------------------------------
    Embassy Suites, Inc. (Embassy), is a wholly-owned subsidiary and the principal asset of Promus. Summarized financial information of Embassy as of June 30, 1994 and December 31, 1993, and for the second quarter and six months ended June 30, 1994 and 1993, prepared on the same basis as Promus, was as follows:

                                                        June 30,      Dec. 31,
(In thousands)                                             1994          1993

Current assets                                       $  160,026    $  165,753
Land, buildings, riverboats and
  equipment, net                                      1,409,079     1,338,202
Other assets                                            321,465       290,454
                                                     ----------    ----------
                                                      1,890,570     1,794,409
                                                     ----------    ----------
Current liabilities                                     204,464       240,438
Long-term debt                                          875,026       839,804
Other liabilities                                       165,629       150,646
Minority interests                                       19,921        14,984
                                                     ----------    ----------
                                                      1,265,040     1,245,872
                                                     ----------    ----------
    Net assets                                       $  625,530    $  548,537
                                                     ==========    ==========

                              Second Quarter Ended           Six Months Ended
                             June 30,      June 30,     June 30,      June 30,
(In thousands)                  1994          1993         1994          1993

Revenues                    $401,832      $315,858     $747,017      $584,625
                            ========      ========     ========      ========
Operating income            $111,506      $ 74,129     $195,012      $128,938
                            ========      ========     ========      ========
Income before income taxes
  and minority interest     $ 77,641      $ 38,801     $130,303      $ 59,415
                            ========      ========     ========      ========
Income before
  extraordinary items       $ 42,202      $ 22,149     $ 68,464      $ 34,150
                            ========      ========     ========      ========
Net income                  $ 42,202      $ 21,833     $ 68,464      $ 32,825
                            ========      ========     ========      ========

    The agreements governing the terms of Promus' debt contain certain covenants which, among other things, place limitations on Embassy's ability to pay dividends and make other restricted payments, as defined, to Promus. Pursuant to the terms of the most restricted covenant regarding restricted payments, approximately $616.4 million of Embassy's net assets were not available for payment of dividends to Promus as of June 30, 1994.

                       THE PROMUS COMPANIES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 1994
                                  (UNAUDITED)

Note 9 - Operating Segment Information
- --------------------------------------
    Operating results for Promus' operating segments for the second quarter and six months ended June 30, 1994 and 1993, were as follows:

                                Second Quarter Ended       Six Months Ended
                                 June 30,    June 30,   June 30,    June 30,
(In thousands)                      1994        1993       1994        1993

Casino Entertainment Segment
    Operating Data
  Revenues
    Casino                      $283,474    $200,620   $526,484    $366,800
    Food and beverage             39,873      35,163     76,288      66,253
    Rooms                         26,381      25,966     50,160      48,643
    Management fees                  187           -        445           -
    Other                         18,321      14,194     32,571      24,703
    Less: casino promotional
      allowances                 (30,870)    (24,126)   (59,868)    (45,814)
                                --------    --------   --------    --------
         Total revenues          337,366     251,817    626,080     460,585
                                --------    --------   --------    --------
  Operating expenses
    Departmental direct costs
      Casino                     115,775      88,854    228,409     171,491
      Food and beverage           23,483      22,934     41,807      37,734
      Rooms                        8,415       9,579     16,478      16,678
    Other                        102,296      71,181    186,885     137,532
                                --------    --------   --------    --------
         Total operating
           expenses              249,969     192,548    473,579     363,435
                                --------    --------   --------    --------
  Operating income              $ 87,397    $ 59,269   $152,501    $ 97,150
                                ========    ========   ========    ========
Hotel Segment Operating Data
  Revenues
    Rooms                       $ 28,566    $ 34,746   $ 55,897    $ 69,241
    Franchise and
      management fees             19,594      15,242     35,156      28,162
    Food and beverage              2,126       2,182      4,117       4,288
    Other                         12,997      10,773     23,443      20,194
                                --------    --------   --------    --------
         Total revenues           63,283      62,943    118,613     121,885
                                --------    --------   --------    --------
  Operating expenses
    Departmental direct costs
      Rooms                       14,393      18,538     28,122      36,486
      Food and beverage            2,172       2,246      4,033       4,385
    Other                         22,566      27,325     42,720      49,168
                                --------    --------   --------    --------
         Total operating
           expenses               39,131      48,109     74,875      90,039
                                --------    --------   --------    --------
                                  24,152      14,834     43,738      31,846
  Property transactions             (199)         15       (397)       (250)
                                --------    --------   --------    --------
  Operating income              $ 23,953    $ 14,849   $ 43,341    $ 31,596
                                ========    ========   ========    ========
Other Operations Segment
    Operating Data
  Revenues                      $  1,696    $  1,487   $  3,439    $  2,984
  Operating expenses               1,941         361      2,963       1,629
                                --------    --------   --------    --------
  Operating income (loss)       $   (245)   $  1,126   $    476    $  1,355
                                ========    ========   ========    ========

           Item 2.  Management's Discussion and Analysis
           ---------------------------------------------
          of Financial Condition and Results of Operations
          ------------------------------------------------


    The following discussion and analysis of The Promus Companies Incorporated's (Promus) financial position and operating results for second quarter and the first six months of 1994 and 1993 complements and updates the Management's Discussion and Analysis of Financial Position and Results of Operations (MD&A) presented in Promus' 1993 Annual Report. The following information should be read in conjunction with Promus' 1993 Annual Report MD&A disclosure. References to Promus include its consolidated subsidiaries where the context requires.

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

    From six land-based casinos in the traditional markets of Nevada and New Jersey and one riverboat casino in Joliet, Illinois, in operation at the end of second quarter 1993, Promus' casino entertainment segment has grown to include thirteen properties located in six states, including the latest addition, Harrah's Shreveport. In recognition of the increasingly competitive environment faced by Promus in most of the casino markets in which it operates and to maximize performance of its existing operations, Promus' operating focus has been on improving margins and increasing operating cash flows by controlling costs and streamlining operations. Due to the performances of the Riverboat Division and the hotel segment, Promus' overall operating margin increased 3.8 percentage points for second quarter 1994 and 4.0 percentage points for the first six months of 1994 over the comparable prior year periods. Cash flows from operations for the first six months of 1994 increased 18.3% over prior year, to $123.2 million.


RESULTS OF OPERATIONS
- ---------------------

Overall
- -------
                     Second Quarter   Percent   First Six Months  Percent
(in millions, except --------------  Increase/  ---------------- Increase/
earnings per share)   1994    1993   (Decrease)   1994    1993   (Decrease)
                     ------  ------  ----------  ------  ------  ----------
Revenues             $402.3  $316.2    27.2 %    $748.1  $585.5    27.8 %
Operating income      111.1    75.2    47.7 %     196.3   130.1    50.9 %
Net income             41.9    22.5    86.2 %      69.3    33.5   106.9 %
Earnings per share     0.41    0.22    86.4 %      0.67    0.33   103.0 %
Operating margin       27.6%   23.8%    3.8 pts    26.2%   22.2%    4.0 pts

    Record revenues, operating income and earnings per share for both the second quarter and first six months of 1994 are due primarily to unit growth attained in both segments, especially the addition of four riverboat casino properties over the last nine months, revenue per available room growth by all three established hotel brands and interest expense savings achieved in part by a debt refinancing strategy completed in 1993. A summary of Promus' operating segments' performance for the second quarter and first six months ended June 30, 1994 and 1993 is presented in Note 9 to the accompanying consolidated condensed financial statements.

    The mix of Promus' operating income among the casino entertainment divisions, including the contribution now made by the Riverboat Casino Entertainment Division, and the continuing growth achieved by the hotel segment have resulted in an increasing diversification of Promus' operations. The following table summarizes operating income before property transactions for the twelve-month periods ended June 30, 1994, 1993 and 1992 in millions of dollars and as a percent of the total for each of Promus' casino entertainment divisions and primary business segments:


                         Operating Income Contributions for the
                              Twelve Months Ended June 30,
                       -------------------------------------------
                       In Millions of Dollars   Percent of Total
                       ---------------------- --------------------
                         1994   1993   1992    1994   1993   1992
                        ------ ------ ------  ------ ------ ------
Casino Entertainment
  Riverboat              $ 92   $  3   $  -     25 %    1 %    - %
  Southern Nevada          77     75     59     21 %   29 %   26 %
  Northern Nevada          77     71     63     21 %   28 %   28 %
  Atlantic City            68     65     69     18 %   25 %   30 %
  New Orleans              (5)     -      -     (1)%    -      -
  Other, including
    project development
    costs                 (19)   (15)    (7)    (5)%   (6)%   (3)%
                         ----   ----   ----    ---    ---    ---
    Total                 290    199    184     79 %   77 %   81 %

Hotel                      77     55     43     21 %   22 %   19 %
Other                       2      3     (1)     - %    1 %    -
                         ----   ----   ----    ---    ---    ---
    Total Promus         $369   $257   $226    100 %  100 %  100 %
                         ====   ====   ====    ===    ===    ===

Casino Entertainment
- --------------------

    Promus' casino entertainment segment includes the combined results of Promus' casino entertainment properties located in Colorado, Illinois, Louisiana, Mississippi, Nevada and New Jersey. Overall revenues and operating income for the segment increased 34.0% and 47.5%, respectively, for second quarter 1994 and 35.9% and 57.0%, respectively, for the first six months of 1994 over the comparable prior year periods. This growth is a result of the operating contributions made by the Riverboat Casino Entertainment Division, partially offset by the recognition of Promus' pro-rata share of Harrah's New Orleans preopening-related costs, increased project development costs and declines experienced by the land-based properties reflecting various competitive and operational issues as discussed below.

    Development costs incurred related to Promus' pursuit of additional casino entertainment projects and charged to casino entertainment segment other operating expense were as follows:

                     Second Quarter Ended   First Six Months
                     --------------------  -------------------
                     June 30,    June 30,  June 30,   June 30,
(in millions)           1994        1993      1994       1993
                     -------     -------   -------    -------
Development costs
  charged to expense    $3.5        $2.6      $7.1       $4.0

Promus expects the trend of an increasing level of development costs as compared to the prior year to continue over the remainder of 1994 as it continues to aggressively pursue additional casino development opportunities.

    Riverboat Division
    ------------------
                   Second Quarter    Percent   First Six Months   Percent
                  ----------------- Increase/  ----------------- Increase/
(in millions)       1994     1993   (Decrease)   1994     1993   (Decrease)
                  -------- -------- ---------- -------- -------- ----------
Revenues          $  109.8 $  13.4      NM*    $  193.0 $  13.4      NM
Operating income      37.0     3.0      NM         67.3     3.0      NM
Operating margin      33.7%   22.4%   11.3 pts     34.9%   22.4%   12.5 pts
Gaming volume     $1,147.7 $ 111.7      NM     $1,932.4 $ 111.7      NM

- --------
* Not Meaningful

    As of the end of second quarter 1994, the Riverboat Division included the operations of five riverboats, as compared to one riverboat in operation at the end of second quarter 1993. The higher overall operating margin achieved by this Division relative to Promus' other casino entertainment segment divisions reflects operational differences between a riverboat facility and a conventional land-based property and limited competition initially faced by facilities opening in new, emerging markets. Second quarter 1994's operating margin is lower than for the first six months of the year due to increasing competition in the Mississippi markets in which Promus operates, negatively impacting operating margins at those properties. Subsequent to the end of the second quarter, Promus implemented limited work force reductions at both Mississippi properties in response to the changing operating environment and to improve operating efficiency. The estimated one-time charge to Promus of these actions is not material.

    Southern Nevada
    ---------------
                   Second Quarter  Percent     First Six Months   Percent
                   -------------- Increase/  ------------------- Increase/
(in millions)       1994    1993  (Decrease)   1994      1993    (Decrease)
                   ------  ------ ---------- --------  --------  ----------
Revenues           $ 74.7  $ 76.6   (2.5)%   $  146.0  $  146.4    (0.3)%
Operating income     20.0    22.1   (9.5)%       38.2      40.9    (6.6)%
Operating margin     26.8%   28.9%  (2.1)pts     26.2%     27.9%   (1.7)pts
Gaming volume      $754.7  $781.6   (3.4)%   $1,509.6  $1,523.9    (0.9)%


    The Southern Nevada Division's declines in revenues and operating income for the second quarter and first six months of 1994 as compared to prior year periods are due to continuing absorption in both the Las Vegas and Laughlin markets of large capacity increases during the last twelve months. The Laughlin market has been impacted not only by expansion in its market, but also by its traditional customers visiting the new Las Vegas properties.

    Northern Nevada
    ---------------
                   Second Quarter  Percent     First Six Months   Percent
                   -------------- Increase/  ------------------- Increase/
(in millions)       1994    1993  (Decrease)   1994      1993    (Decrease)
                   ------  ------ ---------- --------  --------  ----------
Revenues           $ 75.2  $ 81.2   (7.4)%   $  145.6  $  148.8    (2.2)%
Operating income     18.0    20.2  (10.9)%       30.1      31.0    (2.9)%
Operating margin     23.9%   24.9%  (1.0)pts     20.7%     20.8%   (0.1)pts
Gaming volume      $926.9  $992.4   (6.6)%   $1,735.5  $1,767.9    (1.8)%

    In Northern Nevada, operations have also been negatively impacted by patrons from the region's key feeder markets choosing to visit the new "mega" property offerings in Las Vegas. Second quarter 1994 results were also impacted by a rare May snowstorm, resulting in a decline from the record results posted in second quarter 1993. The declines experienced in second quarter 1994 more than offset operating gains achieved during first quarter, resulting in an overall decline for this Division for the first six months of 1994 versus the prior year.

    Atlantic City
    -------------
                  Second Quarter  Percent     First Six Months   Percent
                  -------------- Increase/  ------------------- Increase/
(in millions)      1994    1993  (Decrease)   1994      1993    (Decrease)
                  ------  ------ ---------- --------  --------  ----------
Revenues          $ 78.1  $ 80.1   (2.5)%   $  143.9  $  150.6    (4.4)%
Operating income    18.2    18.4   (1.1)%       28.6      28.8    (0.7)%
Operating margin    23.3%   23.0%   0.3 pts     19.9%     19.1%    0.8 pts
Gaming volume     $800.8  $758.4    5.6 %   $1,485.4  $1,408.5     5.5 %

    Despite declines in revenues in this highly competitive market for both second quarter and the first six months of 1994 versus the prior year, Harrah's Atlantic City nearly equalled its prior year operating income and achieved operating margin increases over the comparable prior year periods due to effective management of costs and lower promotional allowances. Revenue declines versus the comparable prior year periods are due to lower pit volume and overall hold percentages, partially offset by increased slot volume, reflecting the continuing shift of gaming volume from table games to slots.
The lower hold percentage associated with slot play resulted in reduced revenues, despite the overall gaming volume growth.


    Harrah's New Orleans
    --------------------

    Revenues and operating income for the casino entertainment segment include a loss of $1.6 million for second quarter 1994, and $4.8 million for the first six months of 1994, representing Promus' pro-rata share of preopening-related costs incurred by the joint venture developing Harrah's New Orleans. (See CAPITAL SPENDING AND DEVELOPMENT section for further discussion of the current status of this development project.)

Hotel
- -----
                       Second Quarter     Percent   First Six Months     Percent
(in millions, except  ---------------   Increase/   ----------------   Increase/
rooms/hotel and        1994    1993    (Decrease)    1994    1993     (Decrease)
RevPAR/S data)        ------  ------   ----------   ------  ------    ----------
Revenues              $ 63.3  $ 62.9      0.6 %     $118.6  $121.9      (2.7)%
Operating income
  before property
  transactions          24.2    14.8     63.5 %       43.7    31.8      37.4 %
Operating margin        38.2%   23.5%    14.7 pts     36.8%   26.1%     10.7 pts
Number of rooms                                     75,670  70,792       6.9 %
Number of hotels                                       535     479      11.7 %
Total System RevPAR/S
  Embassy Suites       $76.04  $70.64     7.6 %     $74.16  $69.62       6.5 %
  Hampton Inn           42.13   39.19     7.5 %      38.71   36.19       7.0 %
  Homewood Suites       61.54   56.93     8.1 %      58.47   54.70       6.9 %

    Hotel segment revenues for second quarter 1994 increased slightly over the comparable prior year period as increased franchise and management fees, reflecting unit growth in the combined hotel systems and increased revenue per available room (suite) (RevPAR/S), offset the revenue impact of a decrease in the number of company-owned Embassy Suites properties. The number of rooms/suites at franchised properties and RevPAR/S significantly affects hotel segment results since franchise royalty fees are based upon rooms/suites revenue at franchised hotels. For the first six months of 1994, revenues declined compared to the prior year due to the first quarter 1994 impact on revenues of the third quarter 1993 sales of six Embassy Suites properties.

    The disproportionate increase in operating income versus revenues is due to the limited direct costs associated with increases in franchise royalties and the inclusion in second quarter 1993 of a $3.6 million writedown of a receivable from an Embassy Suites' franchisee. Excluding this one-time charge from the comparison, second quarter 1994 operating income increased 31.5% and operating margin increased 8.9 percentage points versus the comparable prior year period. Also contributing to the operating income and margin improvements for the hotel segment are overhead cost savings achieved as a result of consolidation of hotel brand management into a single organization announced in third quarter 1993.

Other Factors Affecting Income Per Share
- ----------------------------------------
                     Second Quarter   Percent     First Six Months   Percent
(Income)/Expense     --------------  Increase/    ----------------  Increase/
(in millions)         1994    1993   (Decrease)     1994    1993    (Decrease)
                     ------  ------  ----------    ------  ------   ----------
Property transaction
  losses, net        $ 0.2   $   -       NM        $ 0.4   $ 0.3      33.3 %
Corporate expense      7.5     7.5        -         13.0    14.2      (8.5)%
Interest expense      26.8    28.4     (5.6)%       52.6    56.3      (6.6)%
Interest and other
  income              (0.5)   (0.4)    25.0 %       (0.9)   (0.8)     12.5 %
Effective tax rate    41.5%   41.3%     0.2 pts     41.4%   41.5%     (0.1)pts
Minority interests   $ 3.3   $ 0.5       NM        $ 7.8   $ 0.5        NM
Extraordinary loss,
  net                    -     0.3       NM            -     1.3        NM

    Corporate expense for the first six months of 1994 decreased primarily due to timing and reimbursement of certain expenses during first quarter 1994. The decrease in interest expense is due to the impact of lower interest rates on Promus' variable rate debt and lower overall levels of debt. The effective tax rate is higher than the federal statutory rate due primarily to state income taxes. Minority interests reflect joint venture partners' shares of income at joint venture riverboat casinos. The extraordinary losses recorded in the prior year periods represent related write-offs of unamortized deferred finance charges due to early retirements of debt.

CAPITAL SPENDING AND DEVELOPMENT
- --------------------------------

Casino Entertainment
- --------------------

    To maintain its leading position in the casino entertainment industry and to further build the value of Harrah's as a national casino brand, Promus continues its development of previously announced projects and its investigation and pursuit of additional development opportunities in emerging markets throughout the U.S. and, to a lesser extent, abroad. Promus focused the majority of its capital spending during the first six months of 1994 on casino development opportunities.

    Harrah's New Orleans
    --------------------

    A Promus subsidiary is a one-third partner in a partnership (the Partnership) selected in May 1994 by the Louisiana Economic Development and Gaming Corporation (LEDGC) to negotiate for the right to own and operate the sole land-based casino permitted by law to operate in Orleans Parish, Louisiana. This selection was made pursuant to a public bidding process involving three public solicitations of proposals by the LEDGC dating back to May 1993. The negotiations with the LEDGC culminated with the execution in July 1994 of a casino operating contract with the LEDGC. However, the contract is generally not effective until additional agreements with the City of New Orleans (City) satisfactory to the Partnership are obtained and approved by the LEDGC. The Partnership is seeking to obtain these agreements and approvals by September 1, 1994.

    In March 1994, the Partnership reached agreement with the City to lease from the City's Rivergate Development Corporation the sites of the Rivergate Convention Center, the legally mandated site of the permanent casino, and the Municipal Auditorium, the site of the temporary casino. Notwithstanding these lease agreements, it will be necessary for the Partnership to reach the additional agreements discussed above with the City, and have those agreements approved by the LEDGC, to create an effective casino operating contract and proceed with the project.

    The estimated cost of the project is $790 million, which is expected to be financed through a combination of partner capital contributions, public debt securities, bank debt and operating cash flow from the temporary casino. The Partnership is currently in the process of registering a public offering of $570 million in debt and arranging $100 million in bank debt. The total capital contribution of Promus' subsidiary is expected to be $23.3 million. Promus has agreed to provide completion guarantees for the project, subject to certain conditions and exceptions, in exchange for a fee to be paid by the Partnership. Before the Partnership can begin construction of either the planned 76,000 square foot temporary casino or the proposed 400,000 square foot permanent casino facility (200,000 square foot casino space), other conditions and legal issues pertinent to the transaction (in addition to obtaining the additional agreements with the City and the approval of those agreements by the LEDGC) must be satisfied, including, without limitation, obtaining financing, and satisfying other governmental requirements.

    Assuming the timely satisfaction of the conditions and legal issues discussed above, the projected opening dates for the temporary casino and permanent casino are expected to be March 1995 and first quarter 1996, respectively.

    Litigation concerning title to a portion of the land underlying the permanent casino site was decided favorably at the trial court level. The trial court decision was appealed on April 29, 1994. If this appeal were ultimately decided unfavorably, it might delay or prevent the opening of the casino facilities or otherwise adversely affect their operations.

    Riverboat Casino Development
    ----------------------------

    During the first six months of 1994, Promus opened two additional riverboat casinos. In January 1994, Promus' second Joliet, Illinois based riverboat casino, the Harrah's Southern Star, began operations. The Southern Star shares shoreside facilities with its sister ship, the Northern Star. On April 18, 1994, Promus began operations of the Shreveport Rose, a dockside Harrah's riverboat casino located in downtown Shreveport, Louisiana. In addition to the five riverboat casinos now operating, Promus has announced two riverboat casino projects in the state of Missouri. Following the failure of a statewide referendum that would have approved games of chance for proposed casino developments in Missouri and would have resolved the uncertainty which resulted earlier this year when a state court ruling cast doubt on the permissibility of offering certain types of games in casinos, Promus reevaluated its development plans and opportunities in this state.

    In North Kansas City, Promus continues its development of a classic sternwheeler designed riverboat casino featuring approximately 33,000 square feet of casino space. Approximately $47.4 million of the total estimated project cost of $89.2 million had been spent as of the end of second quarter 1994. The project is expected to open during third quarter 1994, subject to the approval of various regulatory bodies, and will feature certain types of games determined to be legal under the court ruling.

    Construction of the shoreside facilities at the site of Promus' second Missouri riverboat casino, to be located in Maryland Heights, a suburb of St. Louis, has been postponed. Construction of the casino riverboat intended for use at the Maryland Heights site is continuing and, upon its completion, could be available for use at another site, should Promus decide not to pursue a development on this site. A final decision concerning the Maryland Heights development will be made after an anticipated November 1994 statewide referendum in Missouri to approve offering games of chance in casinos.
$22.2 million had been spent on the project as of the end of second quarter 1994, primarily related to construction of the riverboat casino, which will feature 27,500 square feet of casino space.

     During second quarter 1994, Promus executed its option to acquire an additional ownership interest in the joint venture which owns and operates the riverboat casino in Shreveport, Louisiana. As a result of this transaction, Promus' ownership interest in the joint venture increased from approximately 86% to 96%.


    Indian Lands
    ------------

    Promus has entered into management and development agreements with the Ak-Chin Indian Community of the Maricopa Indian Reservation for a $24.7 million casino entertainment facility currently under construction near Phoenix, Arizona. Promus is not funding this development, although it has guaranteed the related bank financing. The facility is expected to open in late fourth quarter 1994, subject to the receipt of approvals from various regulatory agencies, including the National Indian Gaming Commission. Promus will manage the facility, which is owned by the Ak-Chin Indian Community, for a fee. The Tribal/State Compact between the Ak-Chin Community and the State of Arizona has received approval from the U.S. Department of the Interior.

    Promus is in various stages of negotiations or agreements with a number of other Indian communities to develop and/or manage facilities on Indian lands, which would require approvals from various government agencies to proceed.


    International
    -------------

    Promus and its local partner began construction of a casino in Auckland, New Zealand, during second quarter. Promus will own a 20% interest in the partnership and will manage the facility for a fee. Of Promus' total expected capital contribution of $23.0 million, $1.4 million had been contributed at June 30, 1994. Construction of the $230 million project, to be financed through a combination of partner contributions and non-recourse debt, is expected to be completed and the facility to be in operation in first quarter 1996.


    Acquisition of Station Square
    -----------------------------

    During June 1994, a general partnership in which Promus is a 75% partner announced its intention to acquire Station Square, an entertainment, business and retail center in Pittsburgh, Pennsylvania. The Station Square site includes approximately 25 acres of land available for development and extends along the Monongahela River, across from the Golden Triangle of Pittsburgh.
The transaction is expected to close during third quarter 1994, subject to normal contingencies for transactions of this nature. Subject to satisfaction of these contingencies, Promus expects to provide all or a portion of the funds needed to acquire the property, either in the form of capital contributions, assisting the venture in securing non-recourse debt or a combination of contributions and debt assistance. If casino gaming is legalized in this jurisdiction, the partnership plans to pursue development of a casino entertainment facility at the Station Square site, which would require additional funding if such development proceeded.


    Existing Casino Facilities
    --------------------------

    Promus has committed $28.6 million to construct a company-owned Hampton Inn hotel on the site of Harrah's Reno. The 408-room hotel is expected to open during first quarter 1996. No major additions of casino square footage or hotel rooms are currently planned at Promus' other casino entertainment properties. On-going refurbishment and maintenance of Promus' casino entertainment facilities continues to maintain the quality standards set for these properties.

    Overall
    -------

    In addition to the projects discussed above, Promus continues to pursue additional casino entertainment development opportunities in various new jurisdictions across the United States and abroad, although no material definitive development agreements have been completed and no material capital commitments to construct additional facilities have been made to third parties at this time. Until all necessary approvals to proceed with development of a project are obtained from the relevant regulatory bodies, the costs of pursuing casino entertainment projects are expensed as incurred. Construction-related costs incurred after the receipt of necessary approvals are capitalized and depreciated over the estimated useful life of the resulting asset.

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


Hotel
- -----

    Promus' three established hotel brands continued their steady growth during the first six months of 1994 with the opening of 34 additional franchised properties. An additional 50 franchised properties, comprised of 43 Hampton Inn hotels, five Embassy Suites hotels and two Homewood Suites hotels, were under construction or conversion to Promus brands at June 30, 1994.

    Construction of a company-owned prototype of a downsized Homewood Suites property suitable for smaller markets is expected to begin during third quarter 1994. The prototype is expected to be completed during third quarter 1995 at an estimated cost of not more than $6 million. Six franchised Hampton Inn & Suites hotels, a new concept combining rooms and suites in a single property introduced by Promus hotels in late 1993, have been approved for development. The first Hampton Inn & Suites property is expected to open in second quarter 1995.

    To increase distribution and brand awareness of its Homewood Suites brand, during second quarter 1994 Promus announced plans to expand the brand by developing 20 to 25 additional properties over the next three years. A total of up to $150 million is expected to be required over the three year period to fund this development.


Summary
- -------

    Cash needed to finance projects currently under development as well as additional projects being pursued by Promus will be made available from operating cash flows, the Bank Facility (see DEBT REFINANCING ACTIVITIES section), joint venture partners, specific project financing, guarantees by

Promus of third party debt, sales of existing hotel assets and, if necessary, Promus debt and/or equity offerings. Including $133.0 million spent during the first six months of 1994, Promus currently estimates $325 million to $375 million of cash from all sources will be required during 1994 to fund project development, including the projects discussed in this CAPITAL SPENDING AND DEVELOPMENT section, refurbishment of existing facilities and other projects.

DEBT AND LIQUIDITY
- ------------------

Bank Facility
- -------------

    Available Borrowing Capacity
    ----------------------------

    At June 30, 1994, $245.4 million in borrowings was outstanding under Promus' reducing revolving and letter of credit facility (the Bank Facility).
An additional $220.8 million of the Bank Facility was committed to back certain letters of credit, including a $204.7 million letter of credit supporting the 9% Notes. After consideration of these borrowings, $183.8 million was available to Promus under the Bank Facility as of June 30, 1994.

    Interest Rate Reduction
    -----------------------

    A primary financial objective was fulfilled during second quarter 1994 with the announcement by Standard and Poor's that it had upgraded Promus' implied senior debt rating to investment grade status. As a result of achieving investment grade status, the interest rate on Promus' Bank Facility has been reduced by 1/4 of 1%. The interest rate has also been reduced by an additional 1/4 of 1% due to Promus' exceeding a defined minimum financial covenant requirement. Both rate reductions were effective July 25, 1994. These interest rate reductions will remain in force so long as the investment grade status is maintained and the minimum financial covenant is exceeded.

    Interest Rate Agreements
    ------------------------

    In prior years, Promus entered into various interest rate swap agreements as summarized in the following table:

                                    Next Semi-
                  Swap    Rate at   Annual Rate
  Associated      Rate    June 30,  Adjustment   Swap Agreement
     Debt       (LIBOR+)    1994       Date      Expiration Date
- --------------  --------  --------  -----------  ----------------
10 7/8% Notes
  $200 million   4.73%      9.16%    Oct. 15     October 15, 1997
8 3/4% Notes
  $50 million    3.42%      8.85%    Nov. 15     May 15, 1998
  $50 million    3.22%      6.69%    July 15     July 15, 1998

     In accordance with the terms of the interest rate swap agreements, the effective interest rate on $50 million of 8 3/4% Notes was adjusted on July 15, 1994 to 8.71%. This rate will remain in effect until January 15, 1995.

     Promus has guaranteed the debt of a third party and has entered into an interest rate swap with the third party in which Promus exchanged a fixed interest rate for the variable interest rate of the subject debt. Promus does not believe that its exposure under this agreement is material.

    Promus maintains interest rate protection, in the form of a rate collar transaction entered into in June 1990, on $140 million on its variable rate bank debt. The interest rate protection expires in June 1995 and currently holds Promus' interest rate in a range between 8.8% and 12.0%.

Shelf Registration
- ------------------

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


INCOME TAX MATTERS
- ------------------

    In connection with the spin-off of Promus' stock (the Spin-off) to Holiday Corporation (Holiday) stockholders on February 7, 1990, Promus is liable, with certain exceptions, for the taxes of Holiday and subsidiaries for all pre-Spin-off tax periods. Negotiations with the Internal Revenue Service (IRS) to resolve disputed issues for the 1985 and 1986 tax years were concluded and a settlement reached during fourth quarter 1993. Final payment of the federal income taxes and related interest due under the settlement was made during second quarter 1994. The IRS has completed its examination of Holiday's federal income tax returns for 1987 through the Spin-off date and has issued its proposed adjustments to those returns. Federal income taxes and related interest assessed on agreed issues were paid during first quarter 1994. A protest defending the taxpayer's position on all unagreed issues for the 1987 through Spin-off periods was filed with the IRS during third quarter 1993 and negotiations to resolve disputed issues have begun. Final resolution of the disputed issues is not expected to have a materially adverse effect on Promus' consolidated financial position or its results of operations.

EQUITY TRANSACTIONS
- -------------------

    On April 29, 1994, Promus' stockholders approved an amendment to the Certificate of Incorporation which increased the number of authorized shares from 120 million to 360 million and reduced the par value per share from $1.50 to $0.10. As a result of the change in the par value, approximately $143 million was transferred from the common stock account to capital surplus on the balance sheet.

EFFECTS OF CURRENT ECONOMIC AND POLITICAL CONDITIONS
- ----------------------------------------------------

    The casino entertainment industry is experiencing expansion in both existing markets and new jurisdictions. In the Las Vegas market, three competitors opened new casino "mega" facilities during fourth quarter 1993 adding more than 350,000 square feet of casino space and 10,000 rooms to the market. In Laughlin, expansions by competitors completed in 1993 increased the number of rooms available in that market by 12%. In Reno, competitors have announced new projects which will add significant additional casino space and hotel rooms to that market. In addition, the proliferation of casino gaming activity in many new jurisdictions is continuing due to the widespread growing acceptance of casino gaming as a form of entertainment and as an alternative tax revenue source for municipalities and states. Certain jurisdictions have restrictions on entry into the market, either through limitations on number of licenses granted or required minimum initial capital investment, which serve to limit capacity as well as to limit competition within those jurisdictions. In other jurisdictions, such as Mississippi, there are no constraints on market entry, creating the potential for over capacity in the market. In such markets, operating performance may suffer due to oversupply and as competing casinos engage in high cost marketing and promotional activities that increase costs for all market participants. The proliferation of casino gaming has also been furthered by the Indian Gaming Regulatory Act of 1988 which, as of August 9, 1994, had resulted in the approval of 107 compacts for the development of casinos on Native American lands in 19 states.

    Promus is not able to determine the long-term impact, whether favorable or unfavorable, that these developments will have on the markets in which it currently operates. However, management believes that the current balance of its operations among the existing casino entertainment divisions and the hotel segment as discussed above, combined with the further geographic diversification and the continuing pursuit of the Harrah's national brand strategy presently underway in its casino entertainment segment, have well-positioned Promus to face the challenges presented by these developments and will reduce the potentially negative impact these new developments may have on Promus' overall operations.


INTERCOMPANY DIVIDEND RESTRICTION
- ---------------------------------

    Agreements governing the terms of its debt require Promus to abide by covenants which, among other things, limit Embassy's ability to pay dividends and make other restricted payments, as defined, to Promus. The amount of Embassy's restricted net assets, as defined, computed in accordance with the most restrictive of these covenants regarding restricted payments, was approximately $616.4 million at June 30, 1994. Promus' principal asset is the stock of Embassy, a wholly-owned subsidiary. Embassy holds, directly and through subsidiaries, the principal assets of Promus' businesses. Given this ownership structure, these restrictions should not impair Promus' ability to conduct its business through its subsidiaries or to pursue its development plans.

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

          Certain tax matters. In connection with the Spin-off, Promus is liable, with certain exceptions, for taxes of Holiday and its subsidiaries for all pre-merger tax periods. Bass is obligated under the terms of the Tax Sharing Agreement to pay Promus the amount of any tax benefits realized from pre-merger tax periods of Holiday and its subsidiaries. The disputed issues from the Internal Revenue Service audit of the 1985 and 1986 tax years have been settled and the payment of taxes and interest with respect thereto was made during second quarter 1994. The IRS has completed its examination of Holiday's federal income tax returns for 1987 through the Spin-off date and has issued its proposed adjustments to those returns. Federal income taxes and related interest assessed on agreed issues were paid in first quarter 1994. A protest of all unagreed issues for the 1987 through Spin-off periods was filed with the IRS during the third quarter of 1993 and negotiations to resolve disputed issues have begun. Final resolution of the disputed issues is not expected to have a materially adverse effect on Promus' consolidated financial position or its results of operations.

          Item 4. Submission of Matters To a Vote of Security Holders
                    ----------------------------------------------------

          The Company held its annual stockholders meeting on April 29, 1994. The following matters were voted upon at the meeting:

1.  Election of Class I Directors
    -----------------------------
                                                     Votes Cast
                                         -------------------------------
                                                     Against or
      Name of Director Elected               For      Withheld
      ------------------------               ---      --------
        Joe M. Henson                    89,628,411     284,842
        Michael D. Rose                  89,618,824     294,429
        Ronald Terry                     89,625,132     288,121
        Eddie N. Williams                89,619,943     293,310

          Name of Each Other Director Whose Term of
          Office as Director Continued After the Meeting
          ----------------------------------------------
        James L. Barksdale
        James B. Farley
        Walter J. Salmon
        Philip G. Satre
        Boake A. Sells
        Shirley Young

2.  Approval of Amendment to the                    Against or
    Company's Charter as described in        For     Withheld     Abstentions
    the Company's Proxy Statement            ---     --------     -----------
    dated March 18, 1994 including       79,847,492  9,824,962      240,799
    the resolutions set forth on page
    9 of the Proxy Statement.
    ---------------------------------

3.  Approval of Amendments to the                   Against or
    Company's 1990 Stock Option Plan         For     Withheld     Abstentions
    as described on page 12 of the           ---     --------     -----------
    Company's Proxy Statement dated      83,449,957  6,149,775      313,521
    March 18, 1994.
    ---------------------------------

4.  Ratification of Arthur Andersen                 Against or
    & Co. as the Company's independent       For     Withheld     Abstentions
    public accountants for the 1994          ---     --------     -----------
    calendar year.                       89,324,873    329,890      258,490
    ---------------------------------

There were no broker nonvotes with regard to the matters voted upon at the meeting.

                   Item 6.  Exhibits and Reports on Form 8-K
           ----------------------------------------------------------


(a)  Exhibits

     EX-10.1 Employment Agreement dated as of February 25, 1994, and effective April 29, 1994, between The Promus Companies Incorporated and Michael D. Rose.

     EX-10.2 Amendment, dated February 25, 1994 and effective April 29, 1994, to Amended and Restated Severance Agreement dated November 5, 1992, between The Promus Companies Incorporated and Philip G. Satre.

     EX-10.3 The Promus Companies Incorporated 1990 Stock Option Plan, as amended July 29, 1994.

     EX-10.4 Amendment dated as of May 27, 1994 to The Promus Companies Incorporated Savings and Retirement Plan.

     EX-11     Computation of per share earnings.

(b)  No reports on Form 8-K were filed during the quarter ended June 30, 1994.

                                   Signature
                                   ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              THE PROMUS COMPANIES INCORPORATED



August 11, 1994               BY:  MICHAEL N. REGAN
                              ------------------------------
                              Michael N. Regan
                              Vice President and Controller
                              (Chief Accounting Officer)

                                 Exhibit Index
                                 -------------


Exhibit No.              Description              Sequential Page No.
- -----------              ------------             ------------------

 EX-10.1       Employment Agreement dated as of         32
               February 25, 1994, and effective
               April 29, 1994, between The Promus
               Companies Incorporated and Michael
               D. Rose.

 EX-10.2       Amendment, dated February 25, 1994       66
               and effective April 29, 1994, to
               Amended and Restated Severance
               Agreement dated November 5, 1992,
               between The Promus Companies
               Incorporated and Philip G. Satre.

 EX-10.3       The Promus Companies Incorporated        69
               1990 Stock Option Plan, as
               amended July 29, 1994.

 EX-10.4       Amendment dated as of May 27, 1994       80
               to The Promus Companies Incorporated
               Savings and Retirement Plan.

 EX-11         Computation of per share earnings.       83