Form 10-Q/A
period 1994-03-31
PROMUS COMPANIES INC
filed 1994-10-11
CIK 858339

As filed with the Securities and Exchange Commission on October 11, 1994.

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-Q/A

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



                                Page 1 of 29
                           Exhibit Index Page 28

Items 1 and 2 of Part I, and Item 6 of Part II for the fiscal quarter ended March 31, 1994, are hereby amended to read as follows:

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

    The accompanying financial information has been amended and restated to reflect the impact of a change in accounting policy for preopening costs. (See
Note 2.)

                          THE PROMUS COMPANIES INCORPORATED
                         CONSOLIDATED CONDENSED BALANCE SHEETS
                                      (UNAUDITED)

                                                          March 31,    Dec. 31,
  (In thousands, except share amounts)                        1994        1993
  ASSETS
  Current assets
    Cash and cash equivalents                           $   54,960  $   61,962
    Receivables, including notes receivable of
      $4,206 and $2,197, less allowance for
      doubtful accounts of $10,964 and $10,864              44,600      47,448
    Deferred income taxes                                   23,011      21,024
    Supplies                                                12,519      12,996
    Prepayments and other                                   21,623      20,128
                                                        ----------  ----------
        Total current assets                               156,713     163,558
                                                        ----------  ----------
  Land, buildings, riverboats and equipment              1,866,994   1,824,433
  Less: accumulated depreciation                          (504,624)   (486,231)
                                                        ----------  ----------
                                                         1,362,370   1,338,202
  Investments in and advances to
    nonconsolidated affiliates                              77,361      70,050
  Deferred costs and other                                 218,376     221,308
                                                        ----------  ----------
                                                        $1,814,820  $1,793,118
                                                        ==========  ==========
  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Accounts payable                                    $   48,518  $   60,530
    Construction payables                                    8,235      26,345
    Accrued expenses                                       165,907     162,969
    Current portion of long-term debt                        2,153       2,160
                                                        ----------  ----------
        Total current liabilities                          224,813     252,004
  Long-term debt                                           853,894     839,804
  Deferred credits and other                                93,800      86,829
  Deferred income taxes                                     60,086      63,460
                                                        ----------  ----------
                                                         1,232,593   1,242,097
                                                        ----------  ----------
  Minority interest                                         21,490      14,984
                                                        ----------  ----------
  Commitments and contingencies (Notes 6 and 7)
  Stockholders' equity
    Common stock, $0.10 par value,
      authorized - 360,000,000 shares,
      outstanding - 102,346,082 and 102,258,442
      shares (net of 8,942 and 25,251 shares
      held in treasury)                                     10,235      10,226
    Capital surplus                                        348,982     344,197
    Retained earnings                                      207,487     187,203
    Deferred compensation related to
      restricted stock                                      (5,967)     (5,589)
                                                        ----------  ----------
                                                           560,737     536,037
                                                        ----------  ----------
                                                        $1,814,820  $1,793,118
                                                        ==========  ==========

       See accompanying Notes to Consolidated Condensed Financial Statements.

                         THE PROMUS COMPANIES INCORPORATED
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                    (UNAUDITED)

                                                First Quarter Ended
(In thousands,                               March 31,     March 31,
except per share amounts)                        1994          1993


 Revenues
   Casino                                    $243,010      $166,180
   Rooms                                       51,110        57,172
   Food and beverage                           38,406        33,196
   Franchise and management fees               15,820        12,920
   Other                                       26,439        21,427
   Less: casino promotional allowances        (28,998)      (21,688)
                                             --------      --------
       Total revenues                         345,787       269,207
                                             --------      --------

 Operating expenses
   Departmental direct costs
     Casino                                   112,634        82,637
     Rooms                                     21,792        25,047
     Food and beverage                         20,185        16,939
   Depreciation of buildings, riverboats
     and equipment                             21,392        18,208
   Other                                       82,916        71,254
                                             --------      --------
       Total operating expenses               258,919       214,085
                                             --------      --------
                                               86,868        55,122
 Property transactions                           (198)         (265)
                                             --------      --------
 Operating income                              86,670        54,857
 Corporate expense                             (5,538)       (6,709)
 Interest expense, net of interest
   capitalized                                (25,737)      (27,945)
 Interest and other income                        431           356
                                             --------      --------
 Income before income taxes and
   minority interest                           55,826        20,559
 Provision for income taxes                   (22,887)       (8,594)
 Minority interest                             (4,723)            -
                                             --------      --------
 Income before extraordinary item and
   cumulative effect of change in
   accounting policy                           28,216        11,965
 Extraordinary loss on extinguishment
   of debt, net of tax benefit of $679              -        (1,009)
 Cumulative effect of change in accounting
   policy, net of tax benefit of $4,317        (7,932)            -
                                             --------      --------
 Net income                                  $ 20,284      $ 10,956
                                             ========      ========
 Earnings per share before extraordinary
   item and cumulative effect of change
   in accounting policy                      $   0.28      $   0.12
 Extraordinary item, net                            -         (0.01)
 Cumulative effect of change in accounting
   policy, net                                  (0.08)            -
                                             --------      --------
 Earnings per share                          $   0.20      $   0.11
                                             ========      ========
 Average common shares outstanding            102,907       102,059
                                             ========      ========

 See accompanying Notes to Consolidated Condensed Financial Statements.

                                    THE PROMUS COMPANIES INCORPORATED
                             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)
                                                          First Quarter Ended
                                                        March 31,    March 31,
(In thousands)                                              1994         1993

Cash flows from operating activities
  Net income                                            $ 20,284    $  10,956
  Adjustments to reconcile net income
    to cash flows from operating activities
      Extraordinary item, before income taxes                  -        1,688
      Cumulative effect of change in accounting
        policy, before income taxes                       12,249            -
      Depreciation and amortization                       25,725       23,282
      Other noncash items                                 (3,140)       5,344
      Minority interest share of net income                4,723            -
      Net losses of and distributions from
        nonconsolidated affiliates                         4,373          732
      Net losses from property transactions                  163          120
      Net change in long-term accounts                       285       (1,261)
      Net change in working capital accounts                 569        2,249
      Tax indemnification payments to Bass                (4,282)        (157)
                                                        --------    ---------
          Cash flows provided by operating
            activities                                    60,949       42,953
                                                        --------    ---------
Cash flows from investing activities
  Land, buildings, riverboats and equipment
    additions                                            (45,644)     (30,852)
  Decrease in construction payables                      (18,110)           -
  Investments in and advances (to) from
    nonconsolidated affiliates                           (12,652)          46
  Other                                                   (3,222)      (4,898)
                                                        --------    ---------
          Cash flows used in investing activities        (79,628)     (35,704)
                                                        --------    ---------
Cash flows from financing activities
  Net borrowings under Revolving Credit
    Facility                                              15,000            -
  Proceeds from issuance
    of senior subordinated
    notes, net of issue costs of $4,000                        -      196,000
  Debt retirements                                          (989)    (204,261)
  Minority interest (distributions) contributions         (2,334)       2,001
                                                        --------    ---------
          Cash flows provided by (used in)
            financing activities                          11,677       (6,260)
                                                        --------    ---------
Net change in cash and cash equivalents                   (7,002)         989
Cash and cash equivalents, beginning
  of period                                               61,962       43,756
                                                        --------    ---------
Cash and cash equivalents, end of period                $ 54,960    $  44,745
                                                        ========    =========

See accompanying Notes to Consolidated Condensed Financial Statements.

                        THE PROMUS COMPANIES INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1994
                                   (UNAUDITED)
Note 1 - Basis of Presentation
- ------------------------------
    Promus is a hospitality company with two primary business segments: casino entertainment and hotels. Promus owns and operates casino entertainment hotels and riverboats under the brand name Harrah's. Harrah's casino hotels are in all five major Nevada and New Jersey gaming markets: Reno, Lake Tahoe, Las Vegas and Laughlin, Nevada; and Atlantic City, New Jersey. Harrah's riverboat casinos are in Joliet, Illinois; Shreveport, Louisiana; and Tunica and Vicksburg, Mississippi. Harrah's also has an ownership interest in and manages two limited stakes casinos in Black Hawk and Central City, Colorado. The hotel segment is composed of three hotel brands targeted to specific market segments: Embassy Suites, Hampton Inn and Homewood Suites.

    The consolidated condensed financial statements include all the accounts of Promus and its subsidiaries after elimination of all significant intercompany accounts and transactions. Investments in 50% or less owned companies and joint ventures over which Promus has the ability to exercise significant influence are accounted for using the equity method. Promus reflects its share of income before interest expense of these nonconsolidated affiliates in revenues and operating income. Promus' proportionate share of the interest expense of such nonconsolidated affiliates is included in interest expense. (See Note 8.)

    Certain amounts for the prior year first quarter have been reclassified to conform with the presentation for first quarter 1994.

Note 2 - Change in Accounting Policy
- ------------------------------------
    On October 3, 1994, Promus changed its accounting policy effective
January 1, 1994, relating to preopening costs incurred during development of new casino entertainment and hotel projects. Promus' new policy is to capitalize preopening costs as incurred prior to opening and to expense them upon opening of each project. Previously, Promus' policy had been to capitalize such costs and amortize them to expense over 36 months from the date of opening. Operating results for the first quarter 1994 have been restated to reflect the cumulative charge against earings, net of income taxes, for this change in accounting policy of approximately $7.9 million or $0.08 per share.

Note 3 - Long-Term Debt
- -----------------------
    Interest Rate Agreements
    ------------------------
    Promus has entered into interest rate swap agreements, as summarized in the following table:
                               Effective    Next Semi-
                      Swap       Rate at   Annual Rate
                      Rate      March 31,   Adjustment       Swap Agreement
Associated Debt    (LIBOR+)         1994          Date      Expiration Date
- ---------------    -------     ---------   -----------     ----------------
10 7/8% Notes
  $200 million       4.731%        8.143%     April 15     October 15, 1997
8 1/4% Notes
  $50 million         3.42%        6.929%       May 15         May 15, 1998
  $50 million         3.22%        6.688%      July 15        July 15, 1998


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

                        THE PROMUS COMPANIES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1994
                                   (UNAUDITED)

Note 3 - Long-Term Debt (Continued)
- ----------------------------------
    Promus maintains interest rate protection, in the form of a rate collar transaction entered into in June 1990, on $140 million of its variable rate bank debt. The interest rate protection expires in 1995 and currently holds Promus' interest rate in a range between 9.3% and 12.5%.

 Note 4 - Stockholders' Equity
- -----------------------------
    On April 29, 1994, Promus' stockholders approved an amendment to the Certificate of Incorporation which increased the number of authorized common shares from 120 million to 360 million and reduced the par value per common share from $1.50 to $0.10. As a result of the change in par value, approximately $143.3 million and $143.2 million has been transferred as of March 31, 1994, and December 31, 1993, respectively, from common stock to capital surplus on the consolidated condensed balance sheets.

    In addition to its common stock, Promus has the following classes of stock authorized but unissued:

  Preferred stock, $100 par value, 150,000 shares authorized
  Special stock, 5,000,000 shares authorized -
    Series B, $1.125 par value

                        THE PROMUS COMPANIES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1994
                                   (UNAUDITED)

Note 5 - Supplemental Disclosure of Cash Paid for Interest and Taxes
- --------------------------------------------------------------------
    The following table reconciles Promus' interest expense, net of interest capitalized, per the consolidated condensed statements of income, to cash paid for interest:
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
                                                        =======       =======

Note 6 - Commitments and Contingent Liabilities
- -----------------------------------------------
     Contractual Commitments
     -----------------------
     Promus is pursuing many casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties, guarantees by Promus of third party debt and development completion guarantees. As of March 31, 1994, Promus has guaranteed third party loans of $65 million, which are secured by certain assets, and has contractual agreements to construct riverboat casino facilities of $44 million, excluding amounts previously recorded.

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

                        THE PROMUS COMPANIES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1994
                                   (UNAUDITED)

Note 6 - Commitments and Contingent Liabilities (Continued)
- ----------------------------------------------------------
     Guarantee of Insurance Contract
     -------------------------------
     Promus' defined contribution savings plan includes a $12.9 million guaranteed investment contract with an insurance company. Promus has agreed to provide non-interest-bearing loans to the plan to fund, on an interim basis, withdrawals from this contract by retired or terminated employees. Promus' maximum exposure on this guarantee as of March 31, 1994, is approximately $7.8 million.

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

                        THE PROMUS COMPANIES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1994
                                   (UNAUDITED)

Note 7 - Litigation
- -------------------
    In February 1992, Bass and certain affiliates filed suit against Promus generally alleging breaches of representations and warranties under the Merger Agreement with respect to the 1990 Spin-off of Promus and acquisition of the Holiday Inn hotel business by Bass, violation of federal securities laws due to such alleged breaches, and breaches of the Tax Sharing Agreement between Bass and Promus entered into at the closing of the Merger Agreement. The complaint seeks an unspecified amount of damages, unspecified punitive or exemplary damages, and declaratory relief. Promus believes that it has complied with all applicable laws and agreements with Bass in connection with the Merger and is defending its position vigorously. Promus has filed (a) an answer denying, and asserting affirmative defenses to, the substantive allegations of the complaint and (b) counterclaims alleging that Bass has breached the Tax Sharing Agreement, the Merger Agreement and agreements ancillary to the Merger Agreement. The counterclaims request unspecified compensatory damages, injunctive and declaratory relief and Promus' costs, including reasonable attorneys fees and expenses. Discovery has begun, but no trial date has been set.

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

                        THE PROMUS COMPANIES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1994
                                   (UNAUDITED)

Note 8 - Nonconsolidated Affiliates
- -----------------------------------
    Combined summarized income statements of nonconsolidated affiliates which Promus accounted for on the equity basis for the first quarter ended March 31, 1994 were as follows:

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

                        THE PROMUS COMPANIES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1994
                                   (UNAUDITED)


Note 9 - Summarized Financial Information
- -----------------------------------------
    Embassy is a wholly-owned subsidiary and the principal asset of Promus. Summarized financial information of Embassy as of March 31, 1994 and December 31, 1993, and for the first quarter ended March 31, 1994 and 1993, prepared on the same basis as Promus, was as follows:


                                                 March 31,    Dec. 31,
(In thousands)                                       1994        1993

Current assets                                 $  157,673  $  165,753
Land, buildings, riverboats and
  equipment, net                                1,362,370   1,338,202
Other assets                                      295,101     290,454
                                               ----------  ----------
                                                1,815,144   1,794,409
                                               ----------  ----------
Current liabilities                               212,458     240,438
Long-term debt                                    853,894     839,804
Other liabilities                                 154,243     150,646
Minority interest                                  21,490      14,984
                                               ----------  ----------
                                                1,242,085   1,245,872
                                               ----------  ----------
    Net assets                                 $  573,059  $  548,537
                                               ==========  ==========

                                                  First Quarter Ended
                                                 March 31,   March 31,
(In thousands)                                       1994        1993

Revenues                                         $345,185    $268,767
                                                 ========    ========
Operating income                                 $ 84,963    $ 54,809
                                                 ========    ========

Income before income taxes and
  minority interest                              $ 54,119    $ 20,614
                                                 ========    ========
Income before extraordinary items
  and cumulative effect of change in
  accounting policy                              $ 27,106    $ 12,001
                                                 ========    ========
Net income                                       $ 19,174    $ 10,992
                                                 ========    ========

    The agreements governing the terms of Promus' debt contain certain covenants which, among other things, place limitations on Embassy's ability to pay dividends and make other restricted payments, as defined, to Promus. Pursuant to the terms of the most restrictive covenant regarding restricted payments, approximately $562.2 million of Embassy's net assets were not available for payment of dividends to Promus as of March 31, 1994.

                        THE PROMUS COMPANIES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1994
                                   (UNAUDITED)

Note 10 - Operating Segment Information
- ---------------------------------------
    Operating results for Promus' operating segments for the first quarter ended March 31, 1994 and 1993, were as follows:
                                                     First Quarter Ended
                                                    March 31,   March 31,
(In thousands)                                          1994        1993
Casino Entertainment Segment Operating Data
  Revenues
    Casino                                          $243,010    $166,180
    Food and beverage                                 36,415      31,090
    Rooms                                             23,779      22,677
    Management fees                                      258           -
    Other                                             14,250      10,509
    Less:  casino promotional allowances             (28,998)    (21,688)
                                                    --------    --------
         Total revenues                              288,714     208,768
                                                    --------    --------
  Operating expenses
    Departmental direct costs
      Casino                                         112,634      82,637
      Food and beverage                               18,324      14,800
      Rooms                                            8,063       7,099
    Other                                             83,259      66,351
                                                    --------    --------
         Total operating expenses                    222,280     170,887
                                                    --------    --------
  Operating income                                  $ 66,434    $ 37,881
                                                    ========    ========
Hotel Segment Operating Data
  Revenues
    Rooms                                           $ 27,331    $ 34,495
    Franchise and management fees                     15,562      12,920
    Food and beverage                                  1,991       2,106
    Other                                             10,446       9,421
                                                    --------    --------
         Total revenues                               55,330      58,942
                                                    --------    --------
  Operating expenses
    Departmental direct costs
      Rooms                                           13,729      17,948
      Food and beverage                                1,861       2,139
    Other                                             20,027      21,843
                                                    --------    --------
         Total operating expenses                     35,617      41,930
                                                    --------    --------
                                                      19,713      17,012
  Property transactions                                 (198)       (265)
                                                    --------    --------
  Operating income                                  $ 19,515    $ 16,747
                                                    ========    ========
Other Operations Segment Operating Data
  Revenues                                          $  1,743    $  1,497
  Operating expenses                                   1,022       1,268
                                                    --------    --------
  Operating income                                  $    721    $    229
                                                    ========    ========
                                      -13-

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

CAPITAL SPENDING AND DEVELOPMENT
- --------------------------------

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

    Subsequent to the end of first quarter, Promus executed its option to acquire an additional interest in the joint venture which owns and operates the riverboat casino in Shreveport, Louisiana. As a result of this transaction, Promus' ownership interest in the joint venture will increase from approximately 86% to 96%, subject to the approval of state regulators.

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

    To increase distribution and awareness of its Homewood Suites brand, subsequent to the end of first quarter 1994 Promus announced plans to expand the brand by developing 20 to 25 additional properties over the next three years. A total of up to $150 million is expected to be required over the three year period to fund this development.

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

Debt Rating Upgrade
- -------------------

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

Interest Rate Agreements
- ------------------------

    In prior years, Promus entered into various interest rate swap agreements as summarized in the following table:

                                    Next Semi-
                  Swap    Rate at   Annual Rate
  Associated      Rate    Mar. 31,  Adjustment   Swap Agreement
     Debt       (LIBOR+)    1994       Date      Expiration Date
- --------------  --------  --------  -----------  ----------------
10 7/8% Notes
  $200 million   4.731%     8.143%  April 15     October 15, 1997

8 3/4% Notes
  $50 million    3.42%      6.929%  May 15       May 15, 1998

  $50 million    3.22%      6.688%  July 15      July 15, 1998

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

RESULTS OF OPERATIONS
- ---------------------

Overall
- -------
                          First Quarter   Percent
(in millions, except      -------------- Increase/
earnings per share)        1994    1993  (Decrease)
                          ------  ------ ----------
Revenues                  $345.8  $269.2   28.5 %
Operating income            86.7    54.9   57.9 %
Net income                  20.3    11.0   84.5 %
Earnings per share          0.20    0.11   81.8 %
Operating margin            25.1%   20.4%   4.7 pts

    First quarter 1994's record revenues, operating income and earnings per share are due primarily to unit growth attained in both segments, especially the addition of the riverboat casino properties, and lower overall cost of debt, which continues favorable operating trends noted during 1993. A summary of Promus' operating segments performance for the first quarter ended March 31, 1994 and 1993 is presented in Note 8 to the consolidated condensed financial statements.


    First quarter 1994 operating results have been restated to reflect the cumulative effect of a change in accounting policy. On October 3, 1994, Promus changed its accounting policy effective January 1, 1994, for preopening costs to expense those costs upon opening of the new casino entertainment or hotel project. Previously, Promus had amortized preopening costs to expense over 36 months following the opening of the project. As a result of this change, Promus' first quarter 1994 results have been restated to include the write off of the unamortized preopening costs balances related to projects opened in prior years. The effect of this change on reported net income and earnings per share is as follows:

                                             First Quarter 1994
                                             ------------------
                                                 As
                                             Reported  Restated
                                             --------  --------
         Net income                           $27,372   $20,284
         Earnings per share                      0.27      0.20

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

                       Operating Income Contributions for the
                            Twelve Months Ended March 31,
                     -------------------------------------------
                     In Millions of Dollars   Percent of Total
                     ---------------------- --------------------
                       1994   1993   1992    1994   1993   1992
                      ------ ------ ------  ------ ------ ------
Casino Entertainment
  Southern Nevada      $ 79   $ 69   $ 59     24 %   28 %   28 %
  Northern Nevada        79     69     61     24 %   28 %   27 %
  Atlantic City          68     63     68     20 %   25 %   31 %
  Riverboat              60      -      -     18 %    -      -
  New Orleans            (3)     -      -     (1)%    -      -
  Other                 (19)   (13)    (7)    (6)%   (5)%   (3)%
                       ----   ----   ----    ---    ---    ---
    Total               264    188    181     79 %   76 %   83 %

Hotel                    68     57     37     20 %   23 %   17 %
Other                     3      1     (1)     1 %    1 %    -
                       ----   ----   ----    ---    ---    ---
    Total Promus       $335   $246   $217    100 %  100 %  100 %
                       ====   ====   ====    ===    ===    ===


Casino Entertainment
- --------------------

    Promus' casino entertainment segment includes the combined results of Promus' casino entertainment properties located in Colorado, Illinois, Mississippi, Nevada and New Jersey. Overall revenues and operating income for the segment increased 38.3% and 75.4%, respectively, for first quarter 1994 over the comparable prior year period. This growth is primarily a result of the first quarter 1994 operating contributions made by the Riverboat Casino Entertainment Division, partially offset by the recognition of Promus' pro-rata share of Harrah's New Orleans preopening-related costs. Included in both periods are development costs related to Promus' pursuit of additional casino entertainment projects. The amounts of these development costs charged to casino entertainment segment other operating expense for first quarter 1994 and 1993 were $3.6 million and $1.4 million, respectively.

    Riverboat Division
    ------------------
                        First
                       Quarter
(in millions)           1994
                       -------
Revenues                $ 83.1
Operating income          31.5
Operating margin          37.9%
Gaming volume           $790.5

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

    Southern Nevada
    ---------------
                        First Quarter   Percent
                        -------------- Increase/
(in millions)            1994    1993  (Decrease)
                        ------  ------ ----------
Revenues                $ 71.4  $ 69.7    2.4 %
Operating income          18.3    18.8   (2.7)%
Operating margin          25.6%   26.9%  (1.3)pts
Gaming volume           $754.9  $742.3    1.7 %

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

Hotel
- -----
                          First Quarter    Percent
(in millions, except     ---------------- Increase/
rooms/hotels data)        1994     1993   (Decrease)
                         -------  ------- ----------
Revenues                   $55.3    $58.9    (6.1)%
Operating income
  before property
  transactions              19.7     17.0    15.9 %
Operating margin            35.6%    28.9%    6.7 pts
Number of rooms           73,433   68,881     6.6 %
Number of hotels             511      462    10.6 %

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

Other Factors Affecting Income Per Share
- ----------------------------------------

                          First Quarter   Percent
(in millions)             -------------- Increase/
                           1994    1993  (Decrease)
                          ------  ------ ----------
Property transaction
  (gains) losses, net      $ 0.2   $ 0.3     NM
Corporate expense            5.5     6.7  (17.9)%
Interest expense            25.7    27.9   (7.9)%
Interest and other
  income                    (0.4)   (0.4)     -
Effective tax rate          41.0%   41.8%  (0.8)pts
Minority interest          $ 4.7   $   -      -
Extraordinary loss,
  net                          -     1.1     NM
Cumulative effect of
  change in accounting
  policy, net               (7.9)      -     NM


    Corporate expense decreased primarily due to timing and reimbursement of certain expenses. The decrease in interest expense is due to the impact of lower interest rates on Promus' variable rate debt and lower overall levels of debt. Minority interest reflects joint venture partners' shares of income at joint venture riverboat casinos. The extraordinary loss recorded in the prior year related to the write-off of unamortized deferred finance charges due to the early retirement of the related debt. The cumulative effect of change in accounting policy reflects the write-off of unamortized preopening costs associated with projects opened in prior years.

Tax Matters
- -----------

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

INTERCOMPANY DIVIDEND RESTRICTION
- ---------------------------------

    Agreements governing the terms of its debt require Promus to abide by covenants which, among other things, limit Embassy's ability to pay dividends and make other restricted payments, as defined, to Promus. The amount of Embassy's restricted net assets, as defined, computed in accordance with the most restrictive of these covenants regarding restricted payments, was approximately $562.2 million at March 31, 1994. Promus' principal asset is the stock of Embassy, a wholly-owned subsidiary. Embassy holds, directly and through subsidiaries, the principal assets of Promus' businesses. Given this ownership structure, these restrictions should not impair Promus' ability to conduct its business through its subsidiaries or to pursue its development plans.

                    Item 6.  Exhibits and Reports on Form 8-K
           ----------------------------------------------------------

      (a)  Exhibits

           EX-3.1 Certificate of Incorporation of The Promus Companies Incorporated.*

           EX-3.2 Certificate of Amendment of Certificate of Incorporation of The Promus Companies Incorporated dated April 29, 1994.*

           EX-3.3 Bylaws of The Promus Companies Incorporated, as amended April 29, 1994.*

           EX-10.1 The Promus Companies Incorporated 1990 Stock Option Plan, as amended April 29, 1994.*

           EX-10.2 Second Amendment dated March 31, 1994 to the Amended and Restated Partnership Agreement of Harrah's Jazz Company.*

           EX-11        Computation of per share earnings.**

      (b) No reports on Form 8-K were filed during the quarter ended March 31, 1994.


           *  Previously filed.

          **  Filed herewith.

                                    Signature
                                    ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             THE PROMUS COMPANIES INCORPORATED



October 11, 1994                             BY:  MICHAEL N. REGAN
                                             ------------------------------
                                             Michael N. Regan
                                             Vice President and Controller
                                             (Chief Accounting Officer)
















                                      -27

                                  Exhibit Index
                                  -------------


Exhibit No.              Description                         Sequential Page No.
- -----------              ------------                        ------------------

  EX-3.1       Certificate of Incorporation of The Promus
               Companies Incorporated.*                              N/A

  EX-3.2       Certificate of Amendment of Certificate of
               Incorporation of The Promus Companies
               Incorporated dated April 29, 1994.*                   N/A

  EX-3.3       Bylaws of The Promus Companies Incorporated,
               as amended April 29, 1994.*                           N/A

  EX-10.1      The Promus Companies Incorporated 1990
               Stock Option Plan, as amended April 29,
               1994.*                                                N/A

  EX-10.2      Second Amendment dated March 31, 1994 to
               the Amended and Restated Partnership Agreement
               of Harrah's Jazz Company.*                            N/A

  EX-11        Computation of per share earnings.**                  29


           *  Previously filed.

          **  Filed herewith.