Form 10-Q/A
period 1994-06-30
PROMUS COMPANIES INC
filed 1994-10-11
CIK 858339

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

                                      Page 1 of 30
                                 Exhibit Index Page 29

        Items 1 and 2 of Part I and Item 6 of Part II for the fiscal quarter and first six months ended June 30, 1994, are hereby amended to read as follows:


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

                       THE PROMUS COMPANIES INCORPORATED
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                                                         June 30,    Dec. 31,
(In thousands, except share amounts)                        1994        1993
ASSETS
Current assets
  Cash and cash equivalents                           $   57,553  $   61,962
  Receivables, including notes receivable of
    $1,845 and $2,197, less allowance for
    doubtful accounts of $10,753 and $10,864              44,051      47,448
  Deferred income taxes                                   23,169      21,024
  Supplies                                                12,918      12,996
  Prepayments and other                                   20,466      20,128
                                                      ----------  ----------
      Total current assets                               158,157     163,558
                                                      ----------  ----------
Land, buildings, riverboats and equipment              1,933,706   1,824,433
Less: accumulated depreciation                          (524,627)   (486,231)
                                                      ----------  ----------
                                                       1,409,079   1,338,202
Investments in and advances to
  nonconsolidated affiliates                              82,348      70,050
Deferred costs and other                                 223,852     221,308
                                                      ----------  ----------
                                                      $1,873,436  $1,793,118
                                                      ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                    $   47,995  $   60,530
  Construction payables                                   16,395      26,345
  Accrued expenses                                       148,891     162,969
  Current portion of long-term debt                        2,777       2,160
                                                      ----------  ----------
      Total current liabilities                          216,058     252,004
Long-term debt                                           875,026     839,804
Deferred credits and other                               103,678      86,829
Deferred income taxes                                     56,613      63,460
                                                      ----------  ----------
                                                       1,251,375   1,242,097
                                                      ----------  ----------
Minority interests                                        18,392      14,984
                                                      ----------  ----------
Commitments and contingencies (Notes 6 and 7)
Stockholders' equity
  Common stock, $0.10 par value,
    authorized - 360,000,000 shares,
    outstanding - 102,398,252 and 102,258,442
    shares (net of 9,784 and 25,251 shares
    held in treasury)                                     10,240      10,226
  Capital surplus                                        351,076     344,197
  Retained earnings                                      247,364     187,203
  Deferred compensation related to
    restricted stock                                      (5,011)     (5,589)
                                                      ----------  ----------
                                                         603,669     536,037
                                                      ----------  ----------
                                                      $1,873,436  $1,793,118
                                                      ==========  ==========
See accompanying Notes to Consolidated Condensed Financial Statements.

                        THE PROMUS COMPANIES INCORPORATED
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                              Second Quarter Ended           Six Months Ended
(In thousands,               June 30,      June 30,     June 30,      June 30,
except per share amounts)       1994          1993         1994          1993

Revenues
  Casino                    $283,474      $200,620     $526,484      $366,800
  Rooms                       54,947        60,712      106,057       117,884
  Food and beverage           41,999        37,345       80,405        70,541
  Franchise and
    management fees           19,781        15,242       35,601        28,162
  Other                       33,014        26,454       59,453        47,881
  Less: casino promotional
    allowances               (30,870)      (24,126)     (59,868)      (45,814)
                            --------      --------     --------      --------
      Total revenues         402,345       316,247      748,132       585,454
                            --------      --------     --------      --------
Operating expenses
  Direct
    Casino                   115,775        88,854      228,409       171,491
    Rooms                     22,808        28,117       44,600        53,164
    Food and beverage         25,655        25,180       45,840        42,119
  Depreciation of
    buildings, riverboats
    and equipment             23,109        19,445       44,501        37,653
  Other                      101,749        79,422      184,665       150,676
                            --------      --------     --------      --------
      Total operating
        expenses             289,096       241,018      548,015       455,103
                            --------      --------     --------      --------
                             113,249        75,229      200,117       130,351
Preopening costs              (5,141)            -       (5,141)            -
Property transactions           (199)           15         (397)         (250)
                            --------      --------     --------      --------
Operating income             107,909        75,244      194,579       130,101
Corporate expense             (7,493)       (7,471)     (13,031)      (14,180)
Interest expense, net of
  interest capitalized       (26,835)      (28,382)     (52,572)      (56,327)
Interest and other
  income                         463           420          894           776
                            --------      --------     --------      --------
Income before income
  taxes and minority
  interest                    74,044        39,811      129,870        60,370
Provision for income taxes   (30,910)      (16,457)     (53,797)      (25,051)
Minority interests            (3,258)         (539)      (7,981)         (539)
                            --------      --------     --------      --------
Income before
  extraordinary items and
  cumulative effect of
  change in accounting
  policy                      39,876        22,815       68,092        34,780
Extraordinary losses on
  extinguishments of debt,
  net of income tax
  benefit of $211 and $890         -          (316)           -        (1,325)
Cumulative effect of change
  in accounting policy, net
  of tax benefit of $4,317         -             -       (7,932)            -
                            --------      --------     --------      --------
Net income                  $ 39,876      $ 22,499     $ 60,160      $ 33,455
                            ========      ========     ========      ========

Earnings per share before
  extraordinary items and
  cumulative effect of
  change in accounting
  policy                    $   0.39      $   0.22     $   0.66      $   0.34
Extraordinary items, net           -             -            -         (0.01)
Cumulative effect of
  change in accounting
  policy, net                      -             -        (0.08)            -
                            --------      --------     --------      --------
Earnings per share          $   0.39      $   0.22     $   0.58      $   0.33
                            ========      ========     ========      ========
Average common shares
  outstanding                102,826       102,343      102,858       102,192
                            ========      ========     ========      ========

See accompanying Notes to Consolidated Condensed Financial Statements.

                       THE PROMUS COMPANIES INCORPORATED
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                           Six Months Ended
                                                         June 30,     June 30,
(In thousands)                                              1994         1993

Cash flows from operating activities
  Net income                                           $  60,160    $  33,455
  Adjustments to reconcile net income
    to cash flows from operating activities
      Extraordinary items, before income taxes                 -        2,215
      Cumulative effect of change in accounting
        policy, before income taxes                       12,249            -
      Depreciation and amortization                       53,353       48,589
      Preopening costs charged to expense                  5,141            -
      Other noncash items                                 (1,284)      11,723
      Minority interests share of net income               7,981          539
      Net losses of and distributions from
        nonconsolidated affiliates                         5,783          744
      Net losses from property transactions                  320          437
      Net change in long-term accounts                    (6,449)      (4,364)
      Net change in working capital accounts              11,460       13,044
      Tax indemnification payments to Bass               (25,469)      (2,171)
                                                       ---------    ---------
          Cash flows provided by operating
            activities                                   123,245      104,211
                                                       ---------    ---------
Cash flows from investing activities
  Land, buildings, riverboats and equipment
    additions                                           (114,366)     (71,437)
  Investments in and advances to
    nonconsolidated affiliates                           (18,656)      (2,178)
  Decrease in construction payables                       (9,950)           -
  Proceeds from property transactions                      1,085        8,426
  Other                                                  (17,343)     (10,707)
                                                       ---------    ---------
          Cash flows used in investing activities       (159,230)     (75,896)
                                                       ---------    ---------
Cash flows from financing activities
  Net borrowings under revolving credit
    facility                                              75,350        3,000
  Proceeds from issuance of senior subordinated
    notes, net of issue costs of $4,000                        -      196,000
  Debt retirements                                       (40,825)    (227,483)
  Minority interest (distributions) contributions         (2,949)       4,041
                                                       ---------    ---------
          Cash flows provided by (used in)
            financing activities                          31,576      (24,442)
                                                       ---------    ---------
Net change in cash and cash equivalents                   (4,409)       3,873
Cash and cash equivalents, beginning
  of period                                               61,962       43,756
                                                       ---------    ---------
Cash and cash equivalents, end of period               $  57,553    $  47,629
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


Note 2 - Change in Accounting Policy
- ------------------------------------
    On October 3, 1994, Promus changed its accounting policy effective
January 1, 1994, relating to preopening costs incurred during development of new casino entertainment and hotel projects. Promus' new policy is to capitalize preopening costs as incurred prior to opening and to expense them upon opening of each project. Previously, Promus' policy had been to capitalize such costs and amortize them to expense over 36 months from the date of opening. Operating results for the first six months of 1994 have been restated to reflect the cumulative charge against earings, net of income taxes, for this change in accounting policy of approximately $7.9 million or $0.08 per share.


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

                       THE PROMUS COMPANIES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 1994
                                  (UNAUDITED)

Note 3 - Long-Term Debt (Continued)
- ----------------------------------
    In connection with its guarantee of the debt of a third party, Promus has entered into an interest rate swap with the third party in which Promus exchanged a fixed interest rate for the variable interest rate of the subject debt. Management does not believe that its exposure under this agreement is material.

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

                       THE PROMUS COMPANIES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 1994
                                  (UNAUDITED)

Note 9 - Summarized Financial Information
- -----------------------------------------
    Embassy Suites, Inc. (Embassy), is a wholly-owned subsidiary and the principal asset of Promus. Summarized financial information of Embassy as of June 30, 1994 and December 31, 1993, and for the second quarter and six months ended June 30, 1994 and 1993, prepared on the same basis as Promus, was as follows:

                                                        June 30,      Dec. 31,
(In thousands)                                             1994          1993

Current assets                                       $  160,026    $  165,753
Land, buildings, riverboats and
  equipment, net                                      1,409,079     1,338,202
Other assets                                            305,802       290,454
                                                     ----------    ----------
                                                      1,874,907     1,794,409
                                                     ----------    ----------
Current liabilities                                     204,464       240,438
Long-term debt                                          875,026       839,804
Other liabilities                                       160,648       150,646
Minority interests                                       18,392        14,984
                                                     ----------    ----------
                                                      1,258,530     1,245,872
                                                     ----------    ----------
    Net assets                                       $  616,377    $  548,537
                                                     ==========    ==========

                              Second Quarter Ended           Six Months Ended
                             June 30,      June 30,     June 30,      June 30,
(In thousands)                  1994          1993         1994          1993

Revenues                    $401,832      $315,858     $747,017      $584,625
                            ========      ========     ========      ========
Operating income            $108,310      $ 74,129     $193,273      $128,938
                            ========      ========     ========      ========
Income before income taxes
  and minority interest     $ 74,445      $ 38,801     $128,564      $ 59,415
                            ========      ========     ========      ========
Income before
  extraordinary items
  and cumulative effect
  of change in accounting
  policy                    $ 40,137      $ 22,149     $ 67,243      $ 34,150
                            ========      ========     ========      ========
Net income                  $ 40,137      $ 21,833     $ 59,311      $ 32,825
                            ========      ========     ========      ========

    The agreements governing the terms of Promus' debt contain certain covenants which, among other things, place limitations on Embassy's ability to pay dividends and make other restricted payments, as defined, to Promus. Pursuant to the terms of the most restricted covenant regarding restricted payments, approximately $607.3 million of Embassy's net assets were not available for payment of dividends to Promus as of June 30, 1994.

                       THE PROMUS COMPANIES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 1994
                                  (UNAUDITED)

Note 10 - Operating Segment Information
- --------------------------------------
    Operating results for Promus' operating segments for the second quarter and six months ended June 30, 1994 and 1993, were as follows:

                                Second Quarter Ended       Six Months Ended
                                 June 30,    June 30,   June 30,    June 30,
(In thousands)                      1994        1993       1994        1993

Casino Entertainment Segment
    Operating Data
  Revenues
    Casino                      $283,474    $200,620   $526,484    $366,800
    Food and beverage             39,873      35,163     76,288      66,253
    Rooms                         26,381      25,966     50,160      48,643
    Management fees                  187           -        445           -
    Other                         18,321      14,194     32,571      24,703
    Less: casino promotional
      allowances                 (30,870)    (24,126)   (59,868)    (45,814)
                                --------    --------   --------    --------
         Total revenues          337,366     251,817    626,080     460,585
                                --------    --------   --------    --------
  Operating expenses
    Departmental direct costs
      Casino                     115,775      88,854    228,409     171,491
      Food and beverage           23,483      22,934     41,807      37,734
      Rooms                        8,415       9,579     16,478      16,678
    Other                        100,447      71,181    183,706     137,532
                                --------    --------   --------    --------
         Total operating
           expenses              248,120     192,548    470,400     363,435
                                --------    --------   --------    --------
                                  89,246      59,269    155,680      97,150
  Preopening costs                (5,141)          -     (5,141)          -
                                --------    --------   --------    --------
  Operating income              $ 84,105    $ 59,269   $150,539    $ 97,150
                                ========    ========   ========    ========
Hotel Segment Operating Data
  Revenues
    Rooms                       $ 28,566    $ 34,746   $ 55,897    $ 69,241
    Franchise and
      management fees             19,594      15,242     35,156      28,162
    Food and beverage              2,126       2,182      4,117       4,288
    Other                         12,997      10,773     23,443      20,194
                                --------    --------   --------    --------
         Total revenues           63,283      62,943    118,613     121,885
                                --------    --------   --------    --------
  Operating expenses
    Departmental direct costs
      Rooms                       14,393      18,538     28,122      36,486
      Food and beverage            2,172       2,246      4,033       4,385
    Other                         22,470      27,325     42,497      49,168
                                --------    --------   --------    --------
         Total operating
           expenses               39,035      48,109     74,652      90,039
                                --------    --------   --------    --------
                                  24,248      14,834     43,961      31,846
  Property transactions             (199)         15       (397)       (250)
                                --------    --------   --------    --------
  Operating income              $ 24,049    $ 14,849   $ 43,564    $ 31,596
                                ========    ========   ========    ========
Other Operations Segment
    Operating Data
  Revenues                      $  1,696    $  1,487   $  3,439    $  2,984
  Operating expenses               1,941         361      2,963       1,629
                                --------    --------   --------    --------
  Operating income (loss)       $   (245)   $  1,126   $    476    $  1,355
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

    From six land-based casinos in the traditional markets of Nevada and New Jersey and one riverboat casino in Joliet, Illinois, in operation at the end of second quarter 1993, Promus' casino entertainment segment has grown to include thirteen properties located in six states, including the latest addition, Harrah's Shreveport. In recognition of the increasingly competitive environment faced by Promus in most of the casino markets in which it operates and to maximize performance of its existing operations, Promus' operating focus has been on improving margins and increasing operating cash flows by controlling costs and streamlining operations. Due to the performances of the Riverboat Division and the hotel segment, Promus' overall operating margin increased 3.0 percentage points for second quarter 1994 and 3.8 percentage points for the first six months of 1994 over the comparable prior year periods. Cash flows from operations for the first six months of 1994 increased 18.3% over prior year, to $123.2 million.


RESULTS OF OPERATIONS
- ---------------------

Overall
- -------

                     Second Quarter   Percent   First Six Months  Percent
(in millions, except --------------  Increase/  ---------------- Increase/
earnings per share)   1994    1993   (Decrease)   1994    1993   (Decrease)
                     ------  ------  ----------  ------  ------  ----------
Revenues             $402.3  $316.2    27.2 %    $748.1  $585.5    27.8 %
Operating income      107.9    75.2    43.5 %     194.6   130.1    49.6 %
Net income             39.9    22.5    77.3 %      60.2    33.5    79.7 %
Earnings per share     0.39    0.22    77.3 %      0.58    0.33    75.8 %
Operating margin       26.8%   23.8%    3.0 pts    26.0%   22.2%    3.8 pts

    Record revenues, operating income and earnings per share for both the second quarter and first six months of 1994 are due primarily to unit growth attained in both segments, especially the addition of four riverboat casino properties over the last nine months, revenue per available room growth by all three established hotel brands and interest expense savings achieved in part by a debt refinancing strategy completed in 1993. A summary of Promus' operating segments' performance for the second quarter and first six months ended June 30, 1994 and 1993 is presented in Note 10 to the accompanying consolidated condensed financial statements.


    Operating results for the second quarter and first six months of 1994 have been restated to reflect the cumulative effect of a change in accounting policy. On October 3, 1994, Promus changed its accounting policy effective January 1, 1994, related to preopening costs to expense those costs upon opening of the new casino entertainment or hotel project. Previously, Promus had amortized preopening costs to expense over 36 months following the opening of the project. As a result of this change, Promus' operating results have been restated to include the write off of the unamortized preopening costs balances related to projects opened in prior years. The effect of this change on reported net income and earnings per share is as follows:

                                      Second Quarter 1994    First Six Months
                                      --------------------   -----------------
                                         As                     As
                                      Reported    Restated   Reported Restated
                                      --------    --------   -------- --------
Net income                             $41,941     $39,876    $69,313  $60,160
Earnings per share                        0.41        0.39       0.67     0.58

    The mix of Promus' operating income among the casino entertainment divisions, including the contribution now made by the Riverboat Casino Entertainment Division, and the continuing growth achieved by the hotel segment have resulted in an increasing diversification of Promus' operations. The following table summarizes operating income before preopening costs and property transactions for the twelve-month periods ended June 30, 1994, 1993 and 1992 in millions of dollars and as a percent of the total for each of Promus' casino entertainment divisions and primary business segments:


                         Operating Income Contributions for the
                              Twelve Months Ended June 30,
                       -------------------------------------------
                       In Millions of Dollars   Percent of Total
                       ---------------------- --------------------
                         1994   1993   1992    1994   1993   1992
                        ------ ------ ------  ------ ------ ------
Casino Entertainment
  Riverboat              $ 95   $  3   $  -     25 %    1 %    - %
  Southern Nevada          77     75     59     21 %   29 %   26 %
  Northern Nevada          77     71     63     21 %   28 %   28 %
  Atlantic City            68     65     69     18 %   25 %   30 %
  New Orleans              (5)     -      -     (1)%    -      -
  Other, including
    project development
    costs                 (18)   (15)    (7)    (5)%   (6)%   (3)%
                         ----   ----   ----    ---    ---    ---
    Total                 294    199    184     79 %   77 %   81 %

Hotel                      77     55     43     21 %   22 %   19 %
Other                       2      3     (1)     - %    1 %    -
                         ----   ----   ----    ---    ---    ---
    Total Promus         $373   $257   $226    100 %  100 %  100 %
                         ====   ====   ====    ===    ===    ===

Casino Entertainment
- --------------------

    Promus' casino entertainment segment includes the combined results of Promus' casino entertainment properties located in Colorado, Illinois, Louisiana, Mississippi, Nevada and New Jersey. Overall revenues and operating income for the segment increased 34.0% and 41.9%, respectively, for second quarter 1994 and 35.9% and 55.0%, respectively, for the first six months of 1994 over the comparable prior year periods. This growth is a result of the operating contributions made by the Riverboat Casino Entertainment Division, partially offset by the recognition of Promus' pro-rata share of Harrah's New Orleans preopening-related costs, increased project development costs and declines experienced by the land-based properties reflecting various competitive and operational issues as discussed below.

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

    Riverboat Division
    ------------------
                   Second Quarter    Percent   First Six Months   Percent
                  ----------------- Increase/  ----------------- Increase/
(in millions)       1994     1993   (Decrease)   1994     1993   (Decrease)
                  -------- -------- ---------- -------- -------- ----------
Revenues          $  109.8 $  13.4      NM*    $  193.0 $  13.4      NM
Operating income      38.8     3.0      NM         70.3     3.0      NM
Operating margin      35.3%   22.4%   12.9 pts     36.4%   22.4%   14.0 pts
Gaming volume     $1,147.7 $ 111.7      NM     $1,932.4 $ 111.7      NM

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

    Southern Nevada
    ---------------
                   Second Quarter  Percent     First Six Months   Percent
                   -------------- Increase/  ------------------- Increase/
(in millions)       1994    1993  (Decrease)   1994      1993    (Decrease)
                   ------  ------ ---------- --------  --------  ----------
Revenues           $ 74.7  $ 76.6   (2.5)%   $  146.0  $  146.4    (0.3)%
Operating income     20.0    22.1   (9.5)%       38.3      40.9    (6.4)%
Operating margin     26.8%   28.9%  (2.1)pts     26.2%     27.9%   (1.7)pts
Gaming volume      $754.7  $781.6   (3.4)%   $1,509.6  $1,523.9    (0.9)%


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

Hotel
- -----
                     Second Quarter  Percent   First Six Months  Percent
(in millions, except -------------- Increase/  ---------------- Increase/
rooms/hotel and       1994    1993  (Decrease)   1994    1993   (Decrease)
RevPAR/S data)       ------  ------ ----------  ------  ------  ----------
Revenues             $ 63.3  $ 62.9    0.6 %    $118.6  $121.9    (2.7)%
Operating income
  before property
  transactions         24.2    14.8   63.5 %      44.0    31.8    38.4 %
Operating margin       38.2%   23.5%  14.7 pts    37.1%   26.1%   11.0 pts
Number of rooms                                 75,670  70,792     6.9 %
Number of hotels                                   535     479    11.7 %
Total System RevPAR/S
  Embassy Suites     $76.04  $70.64    7.6 %    $74.16  $69.62     6.5 %
  Hampton Inn         42.13   39.19    7.5 %     38.71   36.19     7.0 %
  Homewood Suites     61.54   56.93    8.1 %     58.47   54.70     6.9 %

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

Other Factors Affecting Income Per Share
- ----------------------------------------
                     Second Quarter  Percent   First Six Months  Percent
(Income)/Expense     -------------- Increase/  ---------------- Increase/
(in millions)         1994    1993  (Decrease)   1994    1993   (Decrease)
                     ------  ------ ----------  ------  ------  ----------
Preopening costs     $ 5.1   $   -      NM      $ 5.1   $  -        NM
Property transaction
  losses, net          0.2       -      NM        0.4     0.3     33.3 %
Corporate expense      7.5     7.5       -       13.0    14.2     (8.5)%
Interest expense      26.8    28.4    (5.6)%     52.6    56.3     (6.6)%
Interest and other
  income              (0.5)   (0.4)   25.0 %     (0.9)   (0.8)    12.5 %
Effective tax rate    41.7%   41.3%    0.2 pts   41.4%   41.5%    (0.1)pts
Minority interests   $ 3.3   $ 0.5      NM      $ 8.0   $ 0.5       NM
Extraordinary loss,
  net                    -     0.3      NM          -     1.3       NM
Cumulative effect
  of change in
  accounting
  policy, net            -       -       -       (7.9)      -       NM


    Preopening costs represent those costs charged to expense upon opening of Harrah's Shreveport in April 1994. Corporate expense for the first six months of 1994 decreased primarily due to timing and reimbursement of certain expenses during first quarter 1994. The decrease in interest expense is due to the impact of lower interest rates on Promus' variable rate debt and lower overall levels of debt. The effective tax rate is higher than the federal statutory rate due primarily to state income taxes. Minority interests reflect joint venture partners' shares of income at joint venture riverboat casinos. The extraordinary losses recorded in the prior year periods represent related write-offs of unamortized deferred finance charges due to early retirements of debt. The cumulative effect of change in accounting policy reflects the write-off of unamortized preopening costs associated with projects opened in prior years.


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


INTERCOMPANY DIVIDEND RESTRICTION
- ---------------------------------

    Agreements governing the terms of its debt require Promus to abide by covenants which, among other things, limit Embassy's ability to pay dividends and make other restricted payments, as defined, to Promus. The amount of Embassy's restricted net assets, as defined, computed in accordance with the most restrictive of these covenants regarding restricted payments, was approximately $607.3 million at June 30, 1994. Promus' principal asset is the stock of Embassy, a wholly-owned subsidiary. Embassy holds, directly and through subsidiaries, the principal assets of Promus' businesses. Given this ownership structure, these restrictions should not impair Promus' ability to conduct its business through its subsidiaries or to pursue its development plans.

                   Item 6.  Exhibits and Reports on Form 8-K
           ----------------------------------------------------------


(a)  Exhibits


   EX-10.1      Employment Agreement dated as of
                February 25, 1994, and effective April
                29, 1994, between The Promus Companies
                Incorporated and Michael D. Rose.*

   EX-10.2      Amendment dated February 25, 1994, and
                effective April 29, 1994, to Amended and
                Restated Severance Agreement dated November
                5, 1992, between the Promus Companies
                Incorporated and Philip G. Satre.*

   EX-10.3      The Promus Companies Incorporated 1990 Stock
                Option Plan, as amended July 29, 1994.*

   EX-10.4      Amendment dated as of May 27, 1994, to
                The Promus Companies Incorporated Savings and Retirement Plan.*

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


                                          THE PROMUS COMPANIES INCORPORATED



                                          BY:  MICHAEL N. REGAN
October 11, 1994                          ------------------------------
                                          Michael N. Regan
                                          Vice President and Controller
                                          (Chief Accounting Officer)

                                  Exhibit Index
                                  -------------

 Exhibit No.                    Description               Sequential Page No.
 -----------                    -----------               -------------------

   EX-10.1      Employment Agreement dated as of
                February 25, 1994, and effective April
                29, 1994, between The Promus Companies
                Incorporated and Michael D. Rose.*                  N/A

   EX-10.2      Amendment dated February 25, 1994, and
                effective April 29, 1994, to Amended and
                Restated Severance Agreement dated November
                5, 1992, between the Promus Companies
                Incorporated and Philip G. Satre.*                  N/A

   EX-10.3      The Promus Companies Incorporated 1990 Stock
                Option Plan, as amended July 29, 1994.*             N/A

   EX-10.4      Amendment dated as of May 27, 1994, to
                The Promus Companies Incorporated Savings
                and Retirement Plan.*                               N/A

   EX-11        Computation of per share earnings.**                30



            *   Previously filed.

           **   Filed herewith.