Form 10-Q
period 1994-09-30
PROMUS COMPANIES INC
filed 1994-11-14
CIK 858339

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

          (Mark One)
          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

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

               At September 30, 1994, there were outstanding 102,391,415 shares of the Company's Common Stock.







                                    Page 1 of 103
                                Exhibit Index Page 38

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

                          THE PROMUS COMPANIES INCORPORATED
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                     (UNAUDITED)
                                                        Sept. 30,    Dec. 31,
(In thousands, except share amounts)                        1994        1993

ASSETS
Current assets
  Cash and cash equivalents                           $   61,607  $   61,962
  Receivables, including notes receivable of
    $2,264 and $2,197, less allowance for
    doubtful accounts of $11,258 and $10,864              46,352      47,448
  Deferred income taxes                                   23,961      21,024
  Supplies                                                12,282      12,996
  Prepayments and other                                   25,141      20,128
                                                      ----------  ----------
      Total current assets                               169,343     163,558
                                                      ----------  ----------
Land, buildings, riverboats and equipment              1,981,820   1,824,433
Less: accumulated depreciation                          (539,631)   (486,231)
                                                      ----------  ----------
                                                       1,442,189   1,338,202
Investments in and advances to
  nonconsolidated affiliates                              86,330      70,050
Deferred costs and other                                 215,219     221,308
                                                      ----------  ----------
                                                      $1,913,081  $1,793,118
                                                      ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                    $   45,586  $   60,530
  Construction payables                                    6,976      26,345
  Accrued expenses                                       175,043     162,969
  Current portion of long-term debt                        2,441       2,160
                                                      ----------  ----------
      Total current liabilities                          230,046     252,004
Long-term debt                                           853,535     839,804
Deferred credits and other                               116,086      86,829
Deferred income taxes                                     48,529      63,460
                                                      ----------  ----------
                                                       1,248,196   1,242,097
                                                      ----------  ----------
Minority interests                                        18,045      14,984
                                                      ----------  ----------
Commitments and contingencies (Notes 6 and 7)

Stockholders' equity
  Common stock, $0.10 par value,
    authorized - 360,000,000 shares,
    outstanding - 102,391,415 and 102,258,442
    shares (net of 33,477 and 25,251 shares
    held in treasury)                                     10,239      10,226
  Capital surplus                                        348,775     344,197
  Retained earnings                                      291,546     187,203
  Deferred compensation related to
    restricted stock                                      (3,720)     (5,589)
                                                      ----------  ----------
                                                         646,840     536,037
                                                      ----------  ----------
                                                      $1,913,081  $1,793,118
                                                      ==========  ==========
See accompanying Notes to Consolidated Condensed Financial Statements.

                        THE PROMUS COMPANIES INCORPORATED
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                               Third Quarter Ended          Nine Months Ended
(In thousands,              Sept. 30,     Sept. 30,    Sept. 30,     Sept. 30,
 except per share amounts)      1994          1993         1994          1993

Revenues
  Casino                    $304,892      $229,707   $  831,376      $596,507
  Rooms                       58,561        57,287      164,618       175,171
  Food and beverage           46,739        40,845      127,144       111,386
  Franchise and
    management fees           22,695        16,084       58,296        44,246
  Other                       33,445        31,009       92,898        78,890
  Less: casino promotional
    allowances               (34,015)      (28,222)     (93,883)      (74,036)
                            --------      --------   ----------      --------
      Total revenues         432,317       346,710    1,180,449       932,164
                            --------      --------   ----------      --------
Operating expenses
  Direct
    Casino                   139,808        94,384      368,217       265,875
    Rooms                     23,540        24,635       68,140        77,799
    Food and beverage         22,982        24,769       68,822        66,888
  Depreciation of
    buildings, riverboats
    and equipment             24,464        18,673       68,965        56,326
  Other                       98,935        85,597      283,600       236,273
                            --------      --------   ----------      --------
      Total operating
        expenses             309,729       248,058      857,744       703,161
                            --------      --------   ----------      --------
                             122,588        98,652      322,705       229,003
Preopening costs             (10,172)            -      (15,313)            -
Property transactions          2,321         2,019        1,924         1,769
                            --------      --------   ----------      --------
Operating income             114,737       100,671      309,316       230,772
Corporate expense             (8,551)       (5,456)     (21,582)      (19,636)
Interest expense, net of
  interest capitalized       (26,287)      (25,361)     (78,859)      (81,688)
Interest and other
  income                         401           353        1,295         1,129
                            --------      --------   ----------      --------
Income before income
  taxes and minority
  interests                   80,300        70,207      210,170       130,577
Provision for income taxes   (34,419)      (31,537)     (88,216)      (56,588)
Minority interests            (1,698)       (1,613)      (9,679)       (2,152)
                            --------      --------   ----------      --------
Income before
  extraordinary items
  and cumulative effect
  of change in accounting
  policy                      44,183        37,057      112,275        71,837
Extraordinary losses on
  extinguishments of debt,
  net of income tax benefit
  of $2,525 and $3,415             -        (4,122)           -        (5,447)
Cumulative effect of change
  in accounting policy, net
  of tax benefit of $4,317         -             -       (7,932)            -
                            --------      --------   ----------      --------
Net income                  $ 44,183      $ 32,935   $  104,343      $ 66,390
                            ========      ========   ==========      ========

Earnings per share before
  extraordinary items and
  cumulative effect of
  change in accounting
  policy                    $   0.43      $   0.36   $     1.09      $   0.70
Extraordinary items, net           -         (0.04)           -         (0.05)
Cumulative effect of change
  in accounting policy, net        -             -        (0.08)            -
                            --------      --------   ----------      --------
Earnings per share          $   0.43      $   0.32   $     1.01      $   0.65
                            ========      ========   ==========      ========
Average common shares
  outstanding                102,818       102,565      102,831       102,335
                            ========      ========   ==========      ========
See accompanying Notes to Consolidated Condensed Financial Statements.

                          THE PROMUS COMPANIES INCORPORATED
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                                            Nine Months Ended
                                                        Sept. 30,    Sept. 30,
(In thousands)                                              1994         1993

Cash flows from operating activities
  Net income                                           $ 104,343    $  66,390
  Adjustments to reconcile net income
    to cash flows from operating activities
      Extraordinary items, before income taxes                 -        8,862
      Cumulative effect of change in accounting
        policy, before income taxes                       12,249            -
      Depreciation and amortization                       84,064       73,128
      Preopening costs charged to expense                 15,313            -
      Other noncash items                                  3,788       18,589
      Minority interests share of net income               9,679        2,152
      Net losses of and distributions from
        nonconsolidated affiliates                         8,679        1,266
      Net gains from property transactions                  (103)      (1,614)
      Net change in long-term accounts                   (25,997)         (46)
      Net change in working capital accounts              36,026       15,938
      Tax indemnification payments to Bass               (26,466)      (8,084)
                                                       ---------    ---------
          Cash flows provided by operating
            activities                                   221,575      176,581
                                                       ---------    ---------
Cash flows from investing activities
  Land, buildings, riverboats and equipment
    additions                                           (184,694)    (120,084)
  Investments in and advances to
    nonconsolidated affiliates                           (26,382)      (5,398)
  Decrease in construction payables                      (19,369)           -
  Proceeds from property transactions                     25,568       25,445
  Other                                                  (23,590)     (15,049)
                                                       ---------    ---------
          Cash flows used in investing activities       (228,467)    (115,086)
                                                       ---------    ---------
Cash flows from financing activities
  Net borrowings under revolving credit
    facilities, net of issue costs of $12,500 in 1993     54,250       91,500
  Proceeds from issuance
    of senior subordinated
    notes, net of issue costs of $4,000                        -      196,000
  Debt retirements                                       (41,609)    (357,741)
  Minority interests (distributions) contributions        (6,104)       2,867
                                                       ---------    ---------
          Cash flows provided by (used in)
            financing activities                           6,537      (67,374)
                                                       ---------    ---------
Net change in cash and cash equivalents                     (355)      (5,879)
Cash and cash equivalents, beginning
  of period                                               61,962       43,756
                                                       ---------    ---------
Cash and cash equivalents, end of period               $  61,607    $  37,877
                                                       =========    =========
See accompanying Notes to Consolidated Condensed Financial Statements.

                          THE PROMUS COMPANIES INCORPORATED
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1994
                                     (UNAUDITED)

          Note 1 - Basis of Presentation
          ------------------------------
              Promus is a hospitality company with two primary business segments: casino entertainment and hotels. Promus owns and operates casino entertainment hotels and riverboats under the brand name Harrah's. Harrah's casino hotels are in all five major Nevada and New Jersey gaming markets: Reno, Lake Tahoe, Las Vegas and Laughlin, Nevada; and Atlantic City, New Jersey. Harrah's riverboat casinos are in Joliet, Illinois; Shreveport, Louisiana; Tunica and Vicksburg, Mississippi; and North Kansas City, Missouri. Harrah's also has an ownership interest in and manages two limited stakes casinos in Black Hawk and Central City, Colorado. The hotel segment is composed of three hotel brands targeted to specific market segments: Embassy Suites, Hampton Inn and Homewood Suites.

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

              Certain amounts for the third quarter and nine months ended September 30, 1993, have been reclassified to conform with the presentation for the third quarter and nine months ended September 30, 1994.

          Note 2 - Change in Accounting Policy
          ------------------------------------

              On October 3, 1994, Promus changed its accounting policy effective January 1, 1994, relating to preopening costs incurred during development of new casino entertainment and hotel projects. Promus' new policy is to capitalize preopening costs as incurred prior to opening and to expense them upon opening of each project. Previously, Promus had capitalized such costs and amortized them to expense over 36 months from the date of opening. As a result of this change, operating results for the nine months ended September 30, 1994, reflect the cumulative charge against earnings, net of income taxes, of $7.9 million, or $0.08 per share, to write off the unamortized preopening costs balances related to projects opened in prior years. Operating results for the third quarter and the first nine months of 1994 also include preopening costs charged to expense of $10.2 million and $15.3 million, respectively, primarily related to projects opened during 1994.

          Note 3 - Long-Term Debt
          -----------------------

              Interest Rate Agreements
              ------------------------
              In order to benefit from favorable interest rates in recent years, Promus entered into several interest rate swap agreements on certain fixed rate debt, as summarized in the following table:

                          THE PROMUS COMPANIES INCORPORATED
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1994
                                     (UNAUDITED)

          Note 3 - Long-Term Debt (Continued)
          ----------------------------------

                                          Effective     Next Semi-
                                 Swap       Rate at    Annual Rate
                                 Rate      Sept. 30,    Adjustment       Swap Agreement
           Associated Debt    (LIBOR+)         1994           Date      Expiration Date
           ---------------    -------     ---------   ------------    -----------------
           10 7/8% Notes
             $200 million        4.73%         9.16%    October 15     October 15, 1997
           8 3/4% Notes
             $50 million         3.42%         8.85%   November 15         May 15, 1998
             $50 million         3.22%         8.71%    January 15        July 15, 1998


              In accordance with the terms of the interest rate swap agreements, the effective interest rate on $200 million of the 10 7/8% Notes was adjusted on October 15, 1994, to 10.68%. This rate will remain in effect until April 15, 1995.

              Promus maintains interest rate protection, in the form of a rate collar transaction entered into in June 1990, on $140 million of its variable rate bank debt. As a result of achieving certain financial covenant requirements during third quarter 1994, the interest rate collar was adjusted on October 21, 1994 from a range between 8.8% and 12.0% to a range of 8.7% to 11.9%. The interest rate protection expires in June 1995.

              The differences to be paid or received under the terms of the interest rate swap agreements and the rate collar transaction described above are included in interest expense as payments are made or received. These agreements contain an element of risk that the counterparties may be unable to meet the terms of the agreements. Promus minimizes such risk exposure by limiting the counterparties to major international banks and financial institutions.

              As a component of a transaction whereby Promus effectively secured an option to a site for a potential casino, Promus has guaranteed third party debt of $25 million and has entered into an interest rate swap with the third party in which Promus exchanged a fixed interest rate of 7% for the variable interest rate of the subject debt (LIBOR plus 1.75%). The negative value of the swap, which is marked to market by Promus, was approximately $500,000 at September 30, 1994. The swap agreement expires December 1, 1996 and is also subject to earlier termination upon the occurrence of certain events.

          Note 4 - Stockholders' Equity
          -----------------------------
              On April 29, 1994, Promus' stockholders approved an amendment to the Certificate of Incorporation which increased the number of authorized common shares from 120 million to 360 million and reduced the par value per common share from $1.50 to $0.10. As a result, approximately $143.2 million was transferred as of December 31, 1993, from common stock to capital surplus on the consolidated condensed balance sheets to retroactively reflect the impact of the change in par value.

                          THE PROMUS COMPANIES INCORPORATED
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  SEPTEMBER 30, 1994
                                     (UNAUDITED)

          Note 4 - Stockholders' Equity (Continued)
          ----------------------------------------

              In addition to its common stock, Promus has the following classes of stock authorized but unissued:

            Preferred stock, $100 par value, 150,000 shares authorized Special stock, 5,000,000 shares authorized -
              Series B, $1.125 par value

          Note 5 - Supplemental Disclosure of Cash Paid for Interest and
          Taxes
          -----------------------------------------------------------------
              The following table reconciles Promus' interest expense, net of interest capitalized, per the consolidated condensed statements of income, to cash paid for interest:

                                                                      Nine Months Ended
                                                                 Sept. 30,     Sept. 30,
          (In thousands)                                             1994          1993

          Interest expense, net of interest capitalized           $78,859       $81,688
          Adjustments to reconcile to cash paid for
            interest
              Promus' share of interest expense of
                nonconsolidated affiliates                         (9,454)       (9,693)
              Net change in accruals                               (1,123)       (6,019)
              Amortization of deferred finance charges             (2,721)       (4,148)
              Net amortization of discounts and premiums             (164)       (1,194)
                                                                  -------       -------
          Cash paid for interest, net of amount
            capitalized                                           $65,397       $60,634
                                                                  =======       =======
          Cash payments for income taxes, net of refunds          $74,545       $34,636
                                                                  =======       =======

          Note 6 - Commitments and Contingent Liabilities
          -----------------------------------------------

              Harrah's New Orleans
              --------------------

              A Promus subsidiary is a one-third partner in a partnership (the Partnership) developing the sole land-based casino permitted by law to operate in Orleans Parish, Louisiana. The estimated cost of the project is $815 million, which is expected to be financed through a combination of partner capital contributions, public debt securities, bank debt and operating cash flow from the temporary casino to be operated by the Partnership during construction of the permanent casino. The Partnership has executed an underwriting agreement for the sale of $435 million of first mortgage notes and a credit agreement for a $175 million bank facility. Closing of these agreements is expected to occur on or about November 16, 1994.

                          THE PROMUS COMPANIES INCORPORATED
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  SEPTEMBER 30, 1994
                                     (UNAUDITED)

          Note 6 - Commitments and Contingent Liabilities (Continued)
          -----------------------------------------------------------

              Promus has committed to provide a total capital contribution to the Partnership at closing ranging from $56.7 million (Promus' proportionate share of total expected capital contributions of $170 million) to $123.3 million, depending on the amount of capital contributions made by the other partners in the Partnership. Promus has also agreed to provide completion guarantees for the project, subject to certain conditions and exceptions, in exchange for a fee to be paid by the Partnership.

              Contractual Commitments
              -----------------------
              Promus is pursuing many additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties, guarantees by Promus of third party debt and development completion guarantees. As of September 30, 1994, Promus has guaranteed third party debts of $67 million and has contractual agreements, primarily related to riverboat casino facilities construction, of $39 million, excluding amounts previously recorded.

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

              Promus has guaranteed the value of a guaranteed investment contract with an insurance company held by Promus' defined contribution savings plan. Promus has also agreed to provide non-interest-bearing loans to the plan to fund, on an interim basis, withdrawals from this contract by retired or terminated employees. Promus' maximum exposure on this guarantee as of September 30, 1994, is approximately $8.1 million.

              Self-Insurance
              --------------
              Promus is self-insured for various levels of general liability, workers' compensation and employee medical coverage. Insurance claims and reserves include the accrual of estimated settlements for known and anticipated claims.

              Severance Agreements
              --------------------
              As of September 30, 1994, Promus has severance agreements with eleven of its senior executives which provide for payments to the executives in the event of their termination after a change in control, as defined, of Promus. These agreements provide, among other things, for a compensation payment equal to
          2.99 times the average annual compensation paid to the executive for the

                          THE PROMUS COMPANIES INCORPORATED
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  SEPTEMBER 30, 1994
                                     (UNAUDITED)

          Note 6 - Commitments and Contingent Liabilities (Continued)
          -----------------------------------------------------------

          five preceding calendar years, as well as for accelerated payment or accelerated vesting of any compensation or awards payable to the executive under any of Promus' incentive plans. The estimated amount, computed as of September 30, 1994, that would have been payable under the agreements to these executives based on earnings and stock options aggregated approximately $29.3 million.

              Tax Sharing Agreement
              ---------------------
              In connection with the February 7, 1990 spin-off (the Spin-off) of the stock of Promus to stockholders of Holiday Corporation (Holiday), Promus is liable, with certain exceptions, for taxes of Holiday and its subsidiaries for all pre-Spin-off tax periods. Bass PLC (Bass) is obligated under the terms of the Tax Sharing Agreements to pay Promus the amount of any tax benefits realized from pre-Spin-off tax periods of Holiday and its subsidiaries. Negotiations with the IRS to resolve disputed issues for the 1985 and 1986 tax years were concluded and a settlement reached during fourth quarter 1993. Final payment of the federal income taxes and related interest due under the settlement was made during second quarter 1994. The IRS has completed its examination of Holiday's federal income tax returns for 1987 through the Spin-off date and federal income taxes and related interest assessed on agreed issues were paid during first quarter 1994. A protest of all unagreed issues for the 1987 through Spin-off periods was filed with the IRS during the third quarter of 1993 and negotiations to resolve those issues continue. Final resolution of the disputed issues is not expected to have a materially adverse effect on Promus' consolidated financial position or its results of operations.

                          THE PROMUS COMPANIES INCORPORATED
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  SEPTEMBER 30, 1994
                                     (UNAUDITED)

          Note 7 - Litigation
          -------------------
              In February 1992, Bass and certain affiliates filed suit against Promus generally alleging breaches of representations and warranties under the Merger Agreement with respect to the 1990 Spin-off of Promus and acquisition of the Holiday Inn hotel business by Bass, violation of federal securities laws due to such alleged breaches, and breaches of the Tax Sharing Agreement between Bass and Promus entered into at the closing of the Merger Agreement. The complaint seeks an unspecified amount of damages, unspecified punitive or exemplary damages, and declaratory relief. Promus believes that it has complied with all applicable laws and agreements with Bass in connection with the Merger and is defending its position vigorously. Promus has filed (a) an answer denying, and asserting affirmative defenses to, the substantive allegations of the complaint and (b) counterclaims alleging that Bass has breached the Tax Sharing Agreement, the Merger Agreement and agreements ancillary to the Merger Agreement. The counterclaims request unspecified compensatory damages, injunctive and declaratory relief and Promus' costs, including reasonable attorneys fees and expenses. Discovery has begun, but no trial date has been set.

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

                                     THE PROMUS COMPANIES INCORPORATED
                            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                                (CONTINUED)
                                             SEPTEMBER 30, 1994
                                                (UNAUDITED)

          Note 8 - Nonconsolidated Affiliates
          -----------------------------------
               Combined summarized income statements of nonconsolidated affiliates which Promus accounted for on the equity basis for the third quarter and nine months ended September 30, 1994 and 1993 were as follows:

                                         Third Quarter Ended          Nine Months Ended
                                      Sept. 30,     Sept. 30,    Sept. 30,     Sept. 30,
          (In thousands)                  1994          1993         1994          1993

          Revenues                    $280,595      $273,068     $766,937      $746,982
                                      ========      ========     ========      ========
          Operating income            $ 24,862      $ 29,302     $ 38,779      $ 57,891
                                      ========      ========     ========      ========
          Net income (loss)           $    434      $ 11,837     $(19,095)     $  4,709
                                      ========      ========     ========      ========


               Promus' share of nonconsolidated affiliates' combined net operating results is reflected in the accompanying consolidated condensed statements of income as follows:

                                         Third Quarter Ended          Nine Months Ended
                                      Sept. 30,     Sept. 30,    Sept. 30,     Sept. 30,
          (In thousands)                  1994          1993         1994          1993

          Pre-interest operating
            income (included in
            Revenues-other)           $  2,579      $  4,642     $  5,922      $ 12,563
                                      ========      ========     ========      ========
          Interest expense
            (included in Interest
            expense)                  $ (3,302)     $ (3,293)    $ (9,454)     $ (9,693)
                                      ========      ========     ========      ========

                                                                 Sept. 30,      Dec. 31,
          (In thousands)                                             1994          1993

            Promus' investments in and advances to
            nonconsolidated affiliates
              At equity                                           $51,706       $35,893
              At cost                                              34,624        34,157
                                                                  -------       -------
                                                                  $86,330       $70,050
                                                                  =======       =======

          The September 30, 1994 balance includes a total investment in and advances to the partnership developing Harrah's New Orleans of approximately $24.1 million.

               The values of certain of Promus' joint venture investments have been reduced below zero due to Promus' intention to fund its share of operating losses in the future, if needed. The total amount of these negative investments included in deferred credits and other liabilities on the consolidated condensed balance sheets was $4.5 million and $5.1 million at September 30, 1994, and December 31, 1993, respectively.

                          THE PROMUS COMPANIES INCORPORATED
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  SEPTEMBER 30, 1994
                                     (UNAUDITED)

          Note 9 - Summarized Financial Information
          -----------------------------------------
              Embassy Suites, Inc. (Embassy), is a wholly-owned subsidiary and the principal asset of Promus. Summarized financial information of Embassy as of September 30, 1994 and December 31, 1993, and for the third quarter and nine months September 30, 1994 and 1993, prepared on the same basis as Promus, was as follows:

                                                                 Sept. 30,      Dec. 31,
          (In thousands)                                             1994          1993

          Current assets                                       $  170,644    $  165,753
          Land, buildings, riverboats and
            equipment, net                                      1,442,189     1,338,202
          Other assets                                            301,218       290,454
                                                               ----------    ----------
                                                                1,914,051     1,794,409
                                                               ----------    ----------
          Current liabilities                                     217,112       240,438
          Long-term debt                                          853,535       839,804
          Other liabilities                                       164,973       150,646
          Minority interest                                        18,045        14,984
                                                               ----------    ----------
                                                                1,253,665     1,245,872
                                                               ----------    ----------
              Net assets                                       $  660,386    $  548,537
                                                               ==========    ==========

                                         Third Quarter Ended          Nine Months Ended
                                      Sept. 30,     Sept. 30,    Sept. 30,     Sept. 30,
          (In thousands)                  1994          1993         1994          1993

          Revenues                    $431,624      $346,211   $1,178,641      $930,836
                                      ========      ========   ==========      ========
          Operating income            $115,128      $100,423   $  308,401      $229,361
                                      ========      ========   ==========      ========
          Income before income taxes
            and minority interests    $ 80,691      $ 70,065   $  209,255      $129,480
                                      ========      ========   ==========      ========
          Income before
            extraordinary items and
            cumulative effect of
            change in accounting
            policy                    $ 44,437      $ 37,131   $  111,680      $ 71,281
                                      ========      ========   ==========      ========
          Net income                  $ 44,437      $ 33,009   $  103,748      $ 65,834
                                      ========      ========   ==========      ========


              The agreements governing the terms of Promus' debt contain certain covenants which, among other things, place limitations on Embassy's ability to pay dividends and make other restricted payments, as defined, to Promus. Pursuant to the terms of the most restricted covenant regarding restricted payments, approximately $651.3 million of Embassy's net assets were not available for payment of dividends to Promus as of September 30, 1994.

                       THE PROMUS COMPANIES INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1994
                                  (UNAUDITED)

Note 10 - Operating Segment Information
- ---------------------------------------
    Operating results for Promus' operating segments for the third quarter and nine months ended September 30, 1994 and 1993, were as follows:

                                 Third Quarter Ended      Nine Months Ended
                                Sept. 30,   Sept. 30,  Sept. 30,   Sept. 30,
(In thousands)                      1994        1993       1994        1993

Casino Entertainment Segment
    Operating Data
  Revenues
    Casino                      $304,892    $229,707   $831,376    $596,507
    Food and beverage             44,948      39,185    121,236     105,438
    Rooms                         30,291      29,417     80,451      78,060
    Management fees                  257           -        702           -
    Other                         19,007      18,304     51,578      43,007
    Less: casino promotional
      allowances                 (34,015)    (28,222)   (93,883)    (74,036)
                                --------    --------   --------    --------
         Total revenues          365,380     288,391    991,460     748,976
                                --------    --------   --------    --------
  Operating expenses
    Departmental direct costs
      Casino                     139,808      94,384    368,217     265,875
      Food and beverage           21,192      22,948     62,999      60,682
      Rooms                        8,942       9,365     25,420      26,043
    Other                        100,554      81,469    284,260     219,001
                                --------    --------   --------    --------
         Total operating
           expenses              270,496     208,166    740,896     571,601
                                --------    --------   --------    --------
                                  94,884      80,225    250,564     177,375
  Preopening costs               (10,172)          -    (15,313)          -
                                --------    --------   --------    --------
  Operating income              $ 84,712    $ 80,225   $235,251    $177,375
                                ========    ========   ========    ========
Hotel Segment Operating Data
  Revenues
    Rooms                       $ 28,270    $ 27,870   $ 84,167    $ 97,111
    Franchise and
      management fees             22,438      16,084     57,594      44,246
    Food and beverage              1,791       1,660      5,908       5,948
    Other                         12,754      11,170     36,197      31,364
                                --------    --------   --------    --------
         Total revenues           65,253      56,784    183,866     178,669
                                --------    --------   --------    --------
  Operating expenses
    Departmental direct costs
      Rooms                       14,598      15,270     42,720      51,756
      Food and beverage            1,790       1,821      5,823       6,206
    Other                         20,360      21,594     62,857      70,762
                                --------    --------   --------    --------
         Total operating
           expenses               36,748      38,685    111,400     128,724
                                --------    --------   --------    --------
                                  28,505      18,099     72,466      49,945
  Property transactions            2,321       2,019      1,924       1,769
                                --------    --------   --------    --------
  Operating income              $ 30,826    $ 20,118   $ 74,390    $ 51,714
                                ========    ========   ========    ========
Other Operations Segment
    Operating Data
  Revenues                      $  1,684    $  1,535   $  5,123    $  4,519
  Operating expenses               2,485       1,207      5,448       2,836
                                --------    --------   --------    --------
  Operating income (loss)       $   (801)   $    328   $   (325)   $  1,683
                                ========    ========   ========    ========

                     Item 2.  Management's Discussion and Analysis
                     ---------------------------------------------
                    of Financial Condition and Results of Operations
                    ------------------------------------------------


              The following discussion and analysis of The Promus Companies Incorporated's (Promus) financial position and operating results for third quarter and the first nine months of 1994 and 1993 complements and updates the Management's Discussion and Analysis of Financial Position and Results of Operations (MD&A) presented in Promus' 1993 Annual Report. The following information should be read in conjunction with Promus' 1993 Annual Report MD&A disclosure. References to Promus include its consolidated subsidiaries where the context requires.

              Promus operates four leading hospitality brands comprising two business segments: a casino entertainment segment consisting of Harrah's, one of the world's premier names in the casino entertainment industry, and a hotel segment composed of three established brands, Embassy Suites, Hampton Inn and Homewood Suites (collectively Promus Hotels), targeted at specific market segments. A fourth hotel product, Hampton Inn & Suites, was introduced in late 1993 and is designed to target a new development segment not addressed by the existing brands.

              Promus' casino entertainment segment has grown significantly within the past 12 months. From six land-based casinos in the traditional markets of Nevada and New Jersey and one riverboat casino in Joliet, Illinois, in operation at the end of third quarter 1993, the segment has grown to include 14 properties located in seven states as of the end of third quarter 1994. The latest addition, Harrah's North Kansas City, opened on September
          22. The hotel segment has continued its steady growth during 1994, surpassing the 550 unit milestone during the third quarter. As a result of the growth of the Riverboat Casino Entertainment Division and the hotel segment, Promus' consolidated revenues and cash flows for the nine months ended September 30, 1994, increased 27% and 25%, respectively, over the corresponding prior year period. Increasing competition in several gaming markets, higher casino entertainment project development costs and the writeoff during third quarter 1994 of certain preopening costs reflecting a change in accounting policy (see discussion below) resulted in a decrease of 2.5 percentage points in Promus' overall operating margin for third quarter 1994 as compared with the comparable prior year period; for the first nine months of 1994, however, overall operating margins increased 1.4 percentage points over the prior year period.

          RESULTS OF OPERATIONS
          ---------------------

          Overall
          -------

                          Third Quarter    Percent  First Nine Months   Percent
     (in millions, except --------------  Increase/ -----------------  Increase/
     earnings per share)   1994    1993  (Decrease)   1994     1993   (Decrease)
                          ------  ------ ---------- --------- ------- ----------
     Revenues             $432.3  $346.7    24.7 %   $1,180.4  $932.2    26.6 %
     Operating income      114.7   100.7    13.9 %      309.3   230.8    34.0 %
     Net income             44.1    32.9    34.0 %      104.3    66.4    57.1 %
     Earnings per share     0.43    0.32    34.4 %       1.01    0.65    55.4 %
     Operating margin       26.5%   29.0%   (2.5)pts     26.2%   24.8%    1.4 pts


              Revenues, operating income and earnings per share increased to record levels in both third quarter 1994 and for the nine month period ended September 30, 1994. These increases were primarily the result of an increase in the number of operating casinos during the respective periods and positive hotel operating trends. The hotel segment contributed record operating income due to unit growth and revenue per available room/suite (RevPAR/S) increases achieved by all three brands. A summary of Promus' operating segments' performance for the third quarter and the nine months ended September 30, 1994 and 1993 is presented in
          Note 10 to the accompanying consolidated condensed financial statements.

              On October 3, 1994, Promus changed its accounting policy, effective January 1, 1994, related to preopening costs incurred during development of new casino entertainment and hotel projects. Promus' new policy is to capitalize preopening costs as incurred prior to opening and to expense them upon opening of each project. Previously, Promus had capitalized such costs and amortized them to expense over 36 months from the date of opening. As a result of this change, operating results for the nine months ended September 30, 1994, reflect the cumulative charge against earnings, net of income taxes, of $7.9 million, or $.08 per share, to write off the unamortized preopening costs balances related to projects opened in prior years. Operating results for the third quarter and the first nine months of 1994 also include preopening costs charged to expense of $10.2 million and $15.3 million, respectively, primarily related to projects opened during 1994.

              The mix of Promus' operating income among the casino entertainment divisions, including the contribution now made by the Riverboat Casino Entertainment Division, and the continuing growth achieved by the hotel segment have resulted in an increasing diversification of Promus' operations. The following table summarizes operating income before preopening costs and property transactions for the twelve-month periods ended September 30, 1994, 1993 and 1992 in millions of dollars and as a percent of the total for each of Promus' casino entertainment divisions and primary business segments:

                                   Operating Income Contributions for the
                                      Twelve Months Ended September 30,
                                --------------------------------------------
                                In Millions of Dollars    Percent of Total
                                ----------------------  --------------------
                                  1994   1993   1992     1994   1993   1992
                                 ------ ------ ------   ------ ------ ------
          Casino Entertainment
            Riverboat             $114   $ 12   $  -      29 %    4 %    - %
            Northern Nevada         77     73     67      19 %   27 %   28 %
            Southern Nevada         75     77     65      19 %   28 %   27 %
            Atlantic City           70     68     66      18 %   25 %   28 %
            New Orleans             (7)     -      -      (2)%    -      -
            Other, including
              project development
              costs                (21)   (17)    (8)     (5)%   (6)%   (4)%
                                  ----   ----   ----     ---    ---    ---
              Total                308    213    190      78 %   78 %   79 %

          Hotel                     88     58     50      22 %   21 %   21 %
          Other                      1      2      -       -      1 %    -
                                  ----   ----   ----     ---    ---    ---
              Total Promus        $397   $273   $240     100 %  100 %  100 %
                                  ====   ====   ====     ===    ===    ===

          CASINO ENTERTAINMENT
          --------------------

              Promus' casino entertainment segment includes the combined results of Promus' 14 casino entertainment properties located in Colorado, Illinois, Louisiana, Mississippi, Missouri, Nevada and New Jersey. During the past twelve months, the Company has added a second riverboat in Joliet, Illinois, and has begun riverboat operations in Tunica and Vicksburg, Mississippi; Shreveport, Louisiana; and North Kansas City, Missouri. In addition, the Company assumed management of two limited stakes casinos in the Colorado markets of Black Hawk and Central City. This increase in the number of casinos, in particular the riverboat casinos, has resulted in record revenues and operating income for the casino entertainment division.

              Third quarter casino entertainment revenues exceeded
          $365 million, an increase of over 26% from third quarter 1993. Operating income before preopening costs for the casino entertainment segment increased over 18% to a record $94.9 million for third quarter 1994. For the nine month period ended
          September 30, 1994, total revenues for the casino entertainment segment increased 32.4% to $991.5 million, while operating income before preopening costs increased 41.3% to a record $250.5 million. Both increases are directly related to the increase in the number of casinos owned and operated by Promus during the respective periods. The increases in operating income provided by the new riverboat casinos were partially offset by increased development costs and the recognition of Promus' pro-rata share of Harrah's
          New Orleans preopening related costs.

              Development costs incurred related to Promus' pursuit of additional casino entertainment projects and charged to casino entertainment segment other operating expense were as follows:

                               Third Quarter Ended     First Nine Months
                               -------------------    -------------------
                               Sept. 30,  Sept. 30,   Sept. 30,  Sept. 30,
          (in millions)            1994       1993        1994       1993
                               --------   --------    --------   --------
          Development costs
            charged to expense     $7.4       $3.6       $14.5       $7.6

              Promus expects the trend of an increasing level of development costs as compared to the prior year to continue over the remainder of 1994 as Promus continues to pursue additional casino development opportunities.


              Riverboat Division
              ------------------
                       Third Quarter     Percent   First Nine Months   Percent
                      ----------------- Increase/  -----------------  Increase/
     (in millions)      1994     1993   (Decrease)   1994      1993   (Decrease)
                      --------  ------  ---------  --------   ------  ----------
     Revenues         $  103.7  $ 28.5     NM*     $  296.7   $ 41.9     NM
     Operating income     27.6     9.0     NM          98.0     12.0     NM
     Operating margin     26.6%   31.6%  (5.0)pts      33.0%    28.6%   4.4 pts
     Gaming volume    $1,205.9  $246.5     NM      $3,138.3   $358.1     NM

     --------
     * Not Meaningful

              As of the end of third quarter 1994, the Riverboat Division included the operations of six riverboats, as compared to one riverboat in operation at the end of third quarter 1993. The latest addition to the Riverboat Division is Harrah's North Star, which opened in North Kansas City, Missouri on
          September 22, 1994. As a result of the additional riverboat properties, which initially have operated in an environment of limited competition, revenues and operating income have increased dramatically for third quarter 1994 and the nine month period ended September 30, 1994, as compared with the respective prior year periods.

              Third quarter operating margins are lower than those achieved in the first and second quarters of 1994 primarily as a result of intense competition in the Mississippi gaming markets in which Promus has operations. During third quarter 1994, in reaction to the increased Mississippi competition, Promus implemented limited work force reductions at both Mississippi properties in response to the changing operating environment and to improve operating efficiency. The estimated one-time charge to Promus of these actions was not material. Despite these measures, operating margins are not expected to return to the levels achieved during the period of limited competition experienced in late 1993 and early 1994.

              Southern Nevada
              ---------------
                        Third Quarter   Percent    First Nine Months   Percent
                        -------------- Increase/  ------------------  Increase/
     (in millions)       1994    1993  (Decrease)   1994      1993    (Decrease)
                        ------  ------ ---------- --------  --------  ----------
     Revenues           $ 74.5  $ 76.1  (2.1)%    $  220.5  $  222.4   (0.9)%
     Operating income     18.8    20.1  (6.5)%        57.1      61.0   (6.4)%
     Operating margin     25.2%   26.4% (1.2)pts      25.9%     27.4%  (1.5)pts
     Gaming volume      $728.2  $763.5  (4.6)%    $2,237.8  $2,287.4   (2.2)%


              Both revenues and operating income were down slightly for the third quarter and the nine month period as compared to the respective prior year periods. This decline is consistent with those noted in the first and second quarters and is directly related to a decline in gaming volume due to the large capacity increases in both the Las Vegas and Laughlin markets within the past year. The addition of three "mega" properties during the fourth quarter 1993 added substantial casino space to the Las Vegas market. The Laughlin market has been impacted not only by a significant capacity increase in its market, but also by its traditional customers visiting the new Las Vegas properties.


              Northern Nevada
              ---------------
                        Third Quarter    Percent    First Nine Months  Percent
                      ----------------- Increase/  ------------------ Increase/
     (in millions)      1994      1993  (Decrease)   1994      1993   (Decrease)
                      -------- -------- ---------- --------  -------- ----------
     Revenues         $   95.7 $   95.1    0.6%    $  241.3  $  243.9   (1.1)%
     Operating income     31.7     31.7      -         62.8      62.7    0.2 %
     Operating margin     33.1%    33.3%  (0.2)pts     26.0%     25.7%   0.3pts
     Gaming volume    $1,153.2 $1,129.0    2.1%    $2,888.7  $2,896.9   (0.3)%


              Revenue and operating income for the third quarter 1994 were consistent with those of third quarter 1993. Year to date revenues remain slightly behind those of 1993 due to the openings of new "mega" properties in the Las Vegas market, which continue to draw some traditional Northern Nevada customers. Despite slightly lower year to date gaming volume and revenues, the Northern Nevada casinos have improved their operating margins and maintained a consistent level of operating income for the nine month period.

            Atlantic City
            -------------
                     Third Quarter   Percent    First Nine Months   Percent
                    --------------  Increase/  ------------------  Increase/
   (in millions)     1994    1993   (Decrease)   1994      1993    (Decrease)
                    ------  ------  ---------- --------  --------  ----------
   Revenues         $ 92.7  $ 88.4    4.9%     $  236.6  $  239.0     (1.0)%
   Operating income   26.9    25.0    7.6%         55.5      53.8      3.2%
   Operating margin   29.0%   28.3%   0.7pts       23.5%     22.5%     1.0pts
   Gaming volume    $925.3  $840.5   10.1%     $2,410.6  $2,249.0      7.2%


            Third quarter revenue and operating income increased over the comparable prior year period as a result of both growth within the Atlantic City market as a whole and the growth of Harrah's market share. The first phase of a casino renovation project was recently completed, contributing to an increase in gaming volume of 10% during the third quarter. The economies of scale achieved as a result of the higher gaming volume are reflected in the property's improved operating margins.


            Harrah's New Orleans
            --------------------

            Revenues and operating income for the casino entertainment segment include a loss of $2.1 million for third quarter 1994, and $6.9 million for the first nine months of 1994, representing Promus' pro-rata share of preoperating losses incurred by the joint venture developing Harrah's New Orleans. (See CAPITAL SPENDING AND DEVELOPMENT section for further discussion of the current status of this development project.)

        HOTEL
        -----
                        Third Quarter   Percent   First Nine Months   Percent
   (in millions, except -------------- Increase/  -----------------  Increase/
   rooms/hotel and       1994    1993  (Decrease)   1994     1993    (Decrease)
   RevPAR/S data)       ------  ------ ----------  ------   ------   ----------
   Revenues             $ 65.3  $ 56.8   15.0%     $183.9   $178.7      2.9%
   Operating income
     before property
     transactions         28.5    18.1   57.5%       72.5     49.9     45.3%
   Operating margin       43.6%   31.9%  11.7pts     39.4%    27.9%    11.5pts
   Number of rooms                                 76,987   71,592      7.5%
   Number of hotels                                   553      487     13.6%
   Total System RevPAR/S
     Embassy Suites     $76.12  $70.29    8.3%     $74.82   $69.84      7.1%
     Hampton Inn         44.84   42.09    6.5%      40.86    38.23      6.9%
     Homewood Suites     65.50   60.08    9.0%      60.88    56.52      7.7%

            Hotel segment revenues and operating income increased to record levels for both third quarter 1994 and the nine months ended September 30, 1994. The increase in revenue is due to both an increase in the number of properties and an increase in RevPAR/S across all three brands. During the past twelve months, there has been a shift in the hotel segment's revenue sources toward additional management and franchise fees. For the nine month period ended September 30, 1994, management and franchise fees represent 31.3% of total revenues, compared with 24.8% for the corresponding 1993 period. Included in 1994 management fee income is a one time fee of $2.3 million. This was received during third quarter 1994 due to the termination and replacement of certain management contracts related to six properties sold by a franchisee to a real estate investment trust (REIT). Promus continues to manage the properties purchased by the REIT. Exclusive of this fee, management fees for the nine month period ended September 30, 1994 would have represented 30.5% of total hotel segment revenues. As a result of the increasing proportion of franchised and managed properties and the resulting cost efficiencies achieved, operating margins for the nine months ended September 30, 1994, increased by 11.5 percentage points over the comparable prior year period.


        Other Factors Affecting Income Per Share
        ----------------------------------------
                        Third Quarter   Percent   First Nine Months    Percent
   (Income)/Expense     -------------- Increase/  -----------------   Increase/
   (in millions)         1994    1993  (Decrease)    1994    1993     (Decrease)
                        ------  ------ ----------   ------  ------    ----------
   Preopening costs     $10.2   $   -     NM        $15.3   $   -        NM
   Property transaction
     gains, net          (2.3)   (2.0) (15.0)%       (1.9)   (1.8)     (5.6)%
   Corporate expense      8.6     5.5   56.4 %       21.6    19.6      10.2 %
   Interest expense      26.3    25.4    3.5 %       78.9    81.7      (3.4)%
   Interest and other
     income              (0.4)   (0.4)     -         (1.3)   (1.1)     18.2 %
   Effective tax rate    42.9%   44.9%  (2.0)pts     42.0%   43.3%     (1.3)pts
   Minority interests   $ 1.7   $ 1.6    6.3 %      $ 9.7   $ 2.2        NM
   Extraordinary loss,
     net                    -     4.1     NM            -     5.4        NM
   Cumulative effect of
     change in accounting
     policy, net            -       -     NM          7.9       -        NM


            Preopening costs for third quarter 1994 primarily represent those costs charged to expense upon the opening of Harrah's North Kansas City in September, as well as the writeoff of approximately $2.0 million of costs related to Promus' St. Louis project (see CAPITAL SPENDING AND DEVELOPMENT section). Year to date preopening costs also includes the costs charged to expense upon the opening of Harrah's Shreveport in April 1994. Third quarter 1994 property transaction gains include the recognition of previously deferred income related to prior year sales of certain hotel assets and a gain from the September 1994 sale of a company-owned Hampton Inn hotel. Third quarter 1993 included the gain on the
          sale of an Embassy Suites property.   Interest expense decreased
          for the nine months ended September 30, 1994, as compared with the prior year as a result of the impact of lower interest rates on Promus' variable rate debt; interest expense in third quarter 1994 was slightly higher than for third quarter 1993 due to higher levels of debt. The effective tax rate remains higher than the federal statutory rate due primarily to state income taxes. Minority interests reflect joint venture partners' shares of income at joint venture riverboat casinos, and has increased
          as additional joint venture casinos open.   The extraordinary
          losses recorded in the prior year periods represent writeoffs of unamortized deferred finance charges due to early retirements of debt. The cumulative effect of a change in accounting policy recorded in 1994 relates to a change in the Company's accounting policy for preopening costs. This one-time charge represents the writeoff of capitalized preopening costs at January 1, 1994, for properties opened prior to that date (see Note 2 to the accompanying consolidated condensed financial statements).


          CAPITAL SPENDING AND DEVELOPMENT
          --------------------------------

          Casino Entertainment
          --------------------

              To maintain its leading position in the casino entertainment industry and to further build the value of Harrah's as a national casino brand, Promus continues its development of previously announced projects and its investigation and pursuit of additional development opportunities in emerging markets throughout the U.S. and, to a lesser extent, abroad. Promus focused the majority of its capital spending during the first nine months of 1994 on casino development opportunities.

              Harrah's New Orleans
              --------------------

              A Promus subsidiary is a one-third partner in a partnership (the Partnership) selected in May 1994 by the Louisiana Economic Development and Gaming Corporation (LEDGC) to negotiate for the right to own and operate the sole land-based casino permitted by law to operate in Orleans Parish, Louisiana. This selection was made pursuant to a public bidding process involving three public solicitations of proposals by the LEDGC dating back to May 1993. The negotiations with the LEDGC culminated with the execution in July 1994 of a casino operating contract with the LEDGC. In March 1994, the

          Partnership reached agreement with the City of New Orleans to lease from the City's Rivergate Development Corporation the sites of the Rivergate Convention Center, the legally mandated site of the permanent casino, and the Municipal Auditorium, the site of the temporary casino. In October 1994 the Partnership executed additional agreements with the City concerning such matters.

              The estimated cost of the project is $815 million, which is expected to be financed through a combination of partner capital contributions, public debt securities, bank debt and operating cash flow from the temporary casino. The Partnership has executed an underwriting agreement for the sale of $435 million of first mortgage notes and a credit agreement for a $175 million bank facility. Closing of these agreements is expected to occur on or about November 16, 1994.

              The total capital contribution to the Partnership at closing by Promus' subsidiary is expected to range from $56.7 million (Promus' proportionate share of total expected partner capital contributions of $170 million) to $123.3 million, depending on the amount of capital contributions made by the other partners in the Partnership. If Promus' subsidiary makes capital contributions in excess of its proportionate share, then an additional proportionate ownership interest will be transferred to such subsidiary from each partner failing to contribute its proportionate share. Such partner has the option to reacquire substantially all of its transferred interest by making its capital contribution after closing within a certain time period.

              If Promus' subsidiary contributes at closing a majority of the total partner capital contributions, and thereby acquires a majority ownership interest in the Partnership, the debt of the Partnership will be deemed debt of Promus and its subsidiaries for purposes of Promus' public debt indentures, unless and until such ownership interest is reduced to 50% or less pursuant to the exercise of the options discussed above. However, since Promus' ownership of a majority interest in the Partnership in such a case is expected to be temporary and voting control of the Partnership will in any event continue to be shared equally by each partner during the option period, the Partnership would not be consolidated into Promus' financial statements for accounting purposes under such circumstances.

              Promus has also agreed to provide completion guarantees for the project, subject to certain conditions and exceptions, in exchange for a fee to be paid by the Partnership. Before the Partnership can begin construction of either the planned 76,000 square foot temporary casino or the proposed 400,000 square foot permanent casino facility (200,000 square foot casino space), other conditions and legal issues pertinent to the transaction must be satisfied, including, without limitation, completion of the project financing and satisfying other governmental requirements, including obtaining requisite preopening approvals. Assuming the timely satisfaction of the conditions and legal issues discussed above, the projected opening dates of the temporary casino and permanent casino are expected to be early second quarter 1995 and early second quarter 1996, respectively.

              A Registration Statement (Amendment No. 8 to Form S-1) of Harrah's Jazz Company filed with the Securities and Exchange Commission on November 9, 1994, describes the New Orleans project in greater detail including risk factors that could affect the project.


              Riverboat Casino Development
              ----------------------------

              During the first nine months of 1994, Promus opened three additional riverboat casinos. In January 1994, Promus' second Joliet, Illinois based riverboat casino, the Harrah's Southern Star, began operations. The Southern Star shares shoreside facilities with its sister ship, the Northern Star. On April 18, 1994, Promus began operations of the Shreveport Rose, a dockside Harrah's riverboat casino located in downtown Shreveport, Louisiana. On September 22, 1994, in North Kansas City, Missouri, Harrah's began operations of the North Star, a classic sternwheeler designed riverboat casino featuring approximately 31,000 square feet of casino space and certain types of casino games and poker machines allowed under Missouri law. The passage of a statewide referendum in Missouri on November 8 permits the addition of traditional reel-type slot machines to the casino entertainment offerings on the North Kansas City riverboat.
          As a result of the favorable election results, Promus expects to reconfigure its casino to include reel-type slot machines after the vote is certified and appropriate regulatory approvals are received. When the reconfiguration is completed, the facility will offer approximately 800 reel-type slot machines, 200 video gaming devices, and 65 table games.

               In addition to the six riverboat casinos now operating, Promus previously announced a second riverboat casino project in the state of Missouri to be located in Maryland Heights, a suburb of St. Louis. Following the failure earlier this year of a statewide referendum that would have approved games of chance for proposed casino developments in Missouri, Promus reevaluated its development plans for this project and postponed construction of the shoreside facilities at the Maryland Heights site. As a result of the passage of the November 8, 1994 statewide referendum in Missouri to approve offering games of chance in casinos, the Company will move forward to finalize design on the project, which is now expected to be completed during fourth quarter 1995 at a cost of $115 million. The timetable for construction is subject to receipt of pending regulatory approvals and resolution of related matters. Opening of the casino is subject to state licensing and satisfying other requirements normal for a project of this size. $22.7 million had been spent on the project, primarily to acquire the site for the facility, as of the end of third quarter 1994.

              Construction of the casino riverboat originally intended for use at the Maryland Heights site was recently completed at a cost of $15 million. Promus intends to move this riverboat to Shreveport as a significantly larger replacement vessel for the current
          Shreveport Rose. The exchange will result in approximately 50% more gaming space at the Shreveport facility, a move which is expected to increase Harrah's Shreveport's gaming volume and revenue. The current Shreveport Rose will be maintained and will be available for use at another as yet undetermined site. Promus does not believe that the costs associated with exchanging the boats or with maintaining the current Shreveport Rose will be material.


              Indian Lands
              ------------

              Promus has entered into management and development agreements with the Ak-Chin Indian Community of the Maricopa Indian Reservation for a $24.7 million casino entertainment facility currently under construction near Phoenix, Arizona. Promus is not funding this development, although it has guaranteed the related bank financing. This 33,000 square foot casino is expected to open in December 1994, subject to the receipt of approvals from various regulatory agencies, including the National Indian Gaming Commission. Promus will manage the facility, which is owned by the Ak-Chin Indian Community, for a fee. The Tribal/State Compact between the Ak-Chin Community and the State of Arizona has received approval from the U.S. Department of the Interior.

              Promus is in various stages of negotiations or agreements with a number of other Indian communities to develop and/or manage facilities on Indian lands, which would require approvals from various government agencies to proceed.


              International
              -------------

              Promus and its local partner began construction of a casino in Auckland, New Zealand, during second quarter 1994. Promus will own a 20% interest in the partnership and will manage the facility for a fee. Of Promus' total expected capital contribution of $27.0 million, $1.4 million had been contributed at September 30, 1994. Construction of the $270 million project, to be financed through a combination of partner contributions and non-recourse debt, is expected to be completed and the facility to be in operation in first quarter 1996.

              Acquisition of Station Square
              -----------------------------

              On August 31, 1994, a general partnership in which Promus is a 75% partner completed its acquisition of Station Square, an entertainment, business and retail center in Pittsburgh, Pennsylvania. The approximately 52-acre Station Square site includes approximately 25 acres of land available for development and extends along the Monongahela River, across from
          the Golden Triangle of Pittsburgh.   At closing, Promus provided
          approximately $23.5 million to the partnership in the form of a capital contribution. If casino gaming is legalized in this jurisdiction, the partnership plans to pursue development of a casino entertainment facility at the Station Square site, which would require additional funding if such development proceeded.


              Existing Casino Facilities
              --------------------------

              Promus has begun construction of a $28.6 million company-owned Hampton Inn hotel on the site of Harrah's Reno. The 408-room, 26-story hotel is expected to open in January 1996. No major additions of casino square footage or hotel rooms are currently planned at Promus' other existing casino entertainment properties. On-going refurbishment and maintenance of Promus' casino entertainment facilities continues to maintain the quality standards set for these properties.

              Overall
              -------

              In addition to the projects discussed above, Promus continues to pursue additional casino entertainment development opportunities in various new jurisdictions across the United States and abroad, although no material definitive development agreements have been completed and no material capital commitments to construct additional facilities have been made to third parties at this time. Until all necessary approvals to proceed with development of a project are obtained from the relevant regulatory bodies, the costs of pursuing casino entertainment projects are expensed as incurred. Construction-related costs incurred after the receipt of necessary approvals are capitalized and depreciated over the estimated useful life of the resulting asset. Other preopening costs are capitalized as incurred and expensed at the respective property's opening.

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

          Hotel
          -----

              The hotel segment's three established hotel brands continued their steady growth during the first nine months of 1994 with the net addition of 50 franchised properties to the combined system. An additional 68 franchised properties, comprised of 57 Hampton Inn and Hampton Inn and Suites hotels, eight Embassy Suites hotels and three Homewood Suites hotels, were under construction or conversion to Promus brands at September 30, 1994.

              Earlier this year Promus announced plans to expand the Homewood Suites brand by developing 20 to 25 additional properties over the next three years. A total of up to $150 million is expected to be required over a three year period to fund this development. Construction on the first of these properties commenced in October 1994. The property will be a company-owned prototype of a downsized Homewood Suites property, suitable for smaller markets, and is expected to be completed during third quarter 1995 at an estimated cost of approximately $6 million.

              Construction on the first Hampton Inn and Suites hotel, a new concept combining rooms and suites within a single property, began in September 1994. The hotel is being developed by a franchisee and is expected to open in second quarter 1995.

          Summary
          -------

              Cash needed to finance projects currently under development as well as additional projects being pursued by Promus will be made available from operating cash flows, the Bank Facility (see DEBT AND LIQUIDITY section), joint venture partners, specific project financing, guarantees by Promus of third party debt, sales of existing hotel assets and, if necessary, Promus debt and/or equity offerings. Including $211 million spent during the first nine months of 1994, Promus currently estimates $275 million to $325 million of cash from all sources will be required during 1994, and an additional $250 million to $300 million during 1995, to fund project development, including the projects discussed in this CAPITAL SPENDING AND DEVELOPMENT section, refurbishment of existing facilities and other projects.

          DEBT AND LIQUIDITY
          ------------------

          Bank Facility
          -------------

              Available Borrowing Capacity
              ----------------------------

              Promus has in place a $650 million reducing revolving and letter of credit facility (the Bank Facility). At September 30, 1994, $224.3 million in borrowings was outstanding under the Bank Facility. An additional $223.4 million of the Bank Facility was committed to back certain letters of credit, including a $204.7 million letter of credit supporting the existing 9% Notes. These facility commitments resulted in $202.3 million of the total facility being available to Promus as of September 30, 1994.

              Interest Rate Reduction
              -----------------------

              A primary financial objective was fulfilled during second quarter 1994 with the announcement by Standard and Poor's that it had upgraded Promus' implied senior debt rating to investment grade status. As a result of achieving investment grade status, the interest rate on Promus' Bank Facility has been reduced by 1/4 of 1%. The interest rate has also been reduced by an additional 3/8 of 1% due to Promus' exceeding a defined minimum financial covenant requirement. These interest rate reductions will remain in force so long as the investment grade status is maintained and the minimum financial covenant is exceeded.

              Interest Rate Agreements
              ------------------------

              In order to benefit from favorable interest rates in recent years, Promus entered into several interest rate swap agreements on certain fixed rate debt, as summarized in the following table:

                                              Next Semi-
                            Swap    Rate at   Annual Rate
            Associated      Rate   Sept. 30,  Adjustment   Swap Agreement
               Debt       (LIBOR+)    1994       Date      Expiration Date
          --------------  --------  --------  -----------  ----------------
          10 7/8% Notes
            $200 million   4.73%     9.16%    October 15   October 15, 1997
          8 3/4% Notes
            $50 million    3.42%     8.85%    November 15  May 15, 1998
            $50 million    3.22%     8.71%    January 15   July 15, 1998


              In accordance with the terms of the interest rate swap agreements, the effective interest rate on $200 million of 10 7/8% Notes was adjusted on October 15, 1994 to 10.68%. This rate will remain in effect until April 15, 1995.

              Promus maintains interest rate protection, in the form of a rate collar transaction entered into in June 1990, on $140 million on its variable rate bank debt. As a result of achieving certain financial covenant requirements during third quarter 1994, the interest rate collar was adjusted on October 21, 1994, from a range between 8.8% and 12.0% to a range of 8.7% to 11.9%. The interest rate protection expires in June 1995.

              The differences to be paid or received under the terms of the interest rate swap agreements and the rate collar transaction described above are included in interest expense as payments are made or received. These agreements contain an element of risk that the counterparties may be unable to meet the terms of the agreements. Promus minimizes such risk exposure by limiting the counterparties to major international banks and financial institutions.

              As a component of a transaction whereby Promus effectively secured an option to a site for a potential casino, Promus has guaranteed third party debt of $25 million and has entered into an interest rate swap with the third party in which Promus exchanged a fixed interest rate of 7% for the variable interest rate of the subject debt (LIBOR plus 1.75%). The negative value of the swap, which is marked to market by the Company, was approximately $500,000 at September 30, 1994. The swap agreement expires December 1, 1996, and is also subject to earlier termination upon the occurrence of certain events.


          Shelf Registration
          ------------------

              Promus, through its wholly-owned subsidiary Embassy Suites, Inc. (Embassy), has registered up to $200 million of new debt securities pursuant to a shelf registration declared effective by the Securities and Exchange Commission. The terms and conditions of these debt securities, which will be unconditionally guaranteed by Promus, will be determined by market conditions at the time of issuance. The shelf registration expires in August 1995.


          INCOME TAX MATTERS
          ------------------

              In connection with the spin-off of Promus' stock (the Spin-off) to Holiday Corporation (Holiday) stockholders on February 7, 1990, Promus is liable, with certain exceptions, for the taxes of Holiday and subsidiaries for all pre-Spin-off tax periods. Negotiations with the Internal Revenue Service (IRS) to resolve disputed issues for the 1985 and 1986 tax years were concluded and a settlement reached during fourth quarter 1993. Final payment of the federal income taxes and related interest due under the settlement was made during second quarter 1994. The IRS has completed its examination of Holiday's federal income tax returns for 1987 through the Spin-off date and federal income taxes and related interest assessed on agreed issues were paid during first quarter 1994. A protest defending the taxpayer's position on all unagreed issues for the 1987 through Spin-off periods was filed with the IRS during third quarter 1993 and negotiations to resolve disputed issues continue. Final resolution of the disputed issues is not expected to have a materially adverse effect on Promus' consolidated financial position or its results of operations.


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


          EFFECTS OF CURRENT ECONOMIC AND POLITICAL CONDITIONS
          ----------------------------------------------------

              The casino entertainment industry is experiencing expansion in both existing markets and new jurisdictions. In the Las Vegas market, three competitors opened new casino "mega" facilities during fourth quarter 1993 adding more than 350,000 square feet of casino space and 10,000 rooms to the market and plans for several additional new facilities have been announced. In Laughlin, expansions by competitors completed in 1993 increased the number of rooms available in that market by 12%. In Reno, competitors have begun or announced new projects which will add significant additional casino space and hotel rooms to that market. In addition, the proliferation of casino gaming activity in many new jurisdictions is continuing due to the widespread growing acceptance of casino gaming as a form of entertainment and as an alternative tax revenue source for municipalities and states. Certain jurisdictions have restrictions on entry into the market, either through limitations on number of licenses granted or required minimum initial capital investment, which serve to limit capacity as well as to limit competition within those jurisdictions. In other jurisdictions, such as Mississippi, there are no constraints on market entry, creating the potential for over capacity in the market. In such markets, operating performance may suffer due to oversupply and as competing casinos engage in high cost marketing and promotional activities that increase costs for all market participants. The proliferation of casino gaming has also been furthered by the Indian Gaming Regulatory Act of 1988 which, as of October 21, 1994, had resulted in the approval of 110 compacts for the development of casinos on Native American lands in 20 states.

              Promus is not able to determine the long-term impact, whether favorable or unfavorable, that these developments will have on the markets in which it currently operates. However, management believes that the current balance of its operations among the existing casino entertainment divisions and the hotel segment as discussed above, combined with the further geographic diversification and the continuing pursuit of the Harrah's national brand strategy presently underway in its casino entertainment segment, have well-positioned Promus to face the challenges presented by these developments and help to reduce the potentially negative impact these new developments may have on Promus' overall operations.

          INTERCOMPANY DIVIDEND RESTRICTION
          ---------------------------------

              Agreements governing the terms of its debt require Promus to abide by covenants which, among other things, limit Embassy's ability to pay dividends and make other restricted payments, as defined, to Promus. The amount of Embassy's restricted net assets, as defined, computed in accordance with the most restrictive of these covenants regarding restricted payments, was approximately $651.3 million at September 30, 1994. Promus' principal asset is the stock of Embassy, a wholly-owned subsidiary. Embassy holds, directly and through subsidiaries, the principal assets of Promus' businesses. Given this ownership structure, these restrictions should not impair Promus' ability to conduct its business through its subsidiaries or to pursue its development plans.

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

               Certain tax matters. In connection with the Spin-off, Promus is liable, with certain exceptions, for taxes of Holiday and its subsidiaries for all pre-merger tax periods. Bass is obligated under the terms of the Tax Sharing Agreement to pay Promus the amount of any tax benefits realized from pre-merger tax periods of Holiday and its subsidiaries. The disputed issues from the Internal Revenue Service audit of the 1985 and 1986 tax years have been settled and the payment of taxes and interest with respect thereto was made during second quarter 1994. The IRS has completed its examination of Holiday's federal income tax returns for 1987 through the Spin-off date and has issued its proposed adjustments to those returns. Federal income taxes and related interest assessed on agreed issues were paid in first quarter 1994. A protest of all unagreed issues for the 1987 through Spin-off periods was filed with the IRS during the third quarter of 1993 and negotiations to resolve disputed issues continue. Final resolution of the disputed issues is not expected to have a materially adverse effect on Promus' consolidated financial position or its results of operations.

                      Item 6.  Exhibits and Reports on Form 8-K
              ----------------------------------------------------------


          (a)  Exhibits

               *EX-10.1 Employment Agreement dated as of February 25, 1994, and effective April 29, 1994, between The Promus Companies Incorporated and Philip G. Satre including exhibits thereto.

               *EX-10.2 Amendment dated as of August 31, 1994 to The Promus Companies Incorporated Savings and Retirement Plan.

               *EX-10.3 Consent dated as of October 7, 1994, among The Promus Companies Incorporated, Embassy Suites, Inc., the Banks and Agents parties thereto, Marina Associates and Bankers Trust Company, as
                         Administrative Agent.

                EX-10.4 Form of Amended and Restated Third Amendment to the Amended and Restated Partnership Agreement of Harrah's Jazz Company.(1)

                EX-10.5 Form of Fourth Amendment to the Amended and Restated Partnership Agreement of Harrah's Jazz Company.(1)

                EX-10.6  Form of Indenture dated                , 1994
                         between Harrah's Jazz Company, Harrah's Jazz
                         Finance Corp. and First National Bank of Commerce as Trustee for the First Mortgage Notes including form of First Mortgage Note.(1)

                EX-10.7 Form of Intercreditor Agreement between the Bank Lenders and the First National Bank of Commerce as
                         Trustee dated             , 1994.(1)

                EX-10.8 Form of Notes Completion Guarantee among Embassy Suites, Inc., The Promus Companies Incorporated and First National Bank of Commerce as Trustee dated
                                       , 1994.(1)

                EX-10.9  Form of Cash Collateral and Disbursement
                         Agreement.(1)

                EX-10.10 Form of Collateral Mortgage Note by Harrah's Jazz
                         Company.(1)

                EX-10.11 Form of Act of Collateral Mortgage and Collateral
                         Assignment of Proceeds by Harrah's Jazz
                         Company.(1)

                EX-10.12 Form of Collateral Assignment of Leases and Rents
                         between Harrah's Jazz Company and First National Bank of Commerce as Collateral Agent dated
                                    , 1994.(1)

                EX-10.13 Form of Act of Security Agreement and Pledge
                         between Harrah's Jazz Company and First National Bank of Commerce as Collateral Agent dated
                                          , 1994.(1)

                EX-10.14 Form of Pledge Agreement between Harrah's Jazz
                         Company, Harrah's Jazz Finance Corp. and First National Bank of Commerce as Collateral Agent
                         dated                   , 1994.(1)

                EX-10.15 Form of Security Agreement among Harrah's Jazz
                         Company, Harrah's Jazz Finance Corp. and First National Bank of Commerce as Collateral Agent
                         dated              , 1994.(1)

                EX-10.16 Form of Security Agreement among Harrah's Jazz
                         Company, Harrah's Jazz Finance Corp. and First National Bank of Commerce as Trustee
                         dated                , 1994.(1)

                EX-10.17 Form of Manager Subordination Agreement (First
                         Mortgage Notes) among Harrah's Jazz Company,
                         Harrah's New Orleans Management Company and First National Bank of Commerce as Trustee dated
                                    , 1994.(3)

                EX-10.18 Form of Consultant Subordination Agreement (First
                         Mortgage Notes) among Harrah's Jazz Company, Grand Palais Management Company, New Orleans/Louisiana Development Corporation and First National Bank of
                         Commerce as Trustee dated               , 1994.(2)

                EX-10.19 Form of Completion Guarantor Subordination
                         Agreement (First Mortgage Notes) among Harrah's Jazz Company, The Promus Companies Incorporated, Embassy Suites, Inc. and First National Bank of
                         Commerce as Trustee dated             ,
                         1994.(2)

                EX-10.20 Amended Lease Agreement between the Rivergate
                         Development Corporation, as Landlord and Harrah's Jazz Company, as Tenant and City of New Orleans, as Intervenor dated March 15, 1994.(4)

                EX-10.21 Amended General Development Agreement between
                         Rivergate Development Corporation and Harrah's Jazz Company and City of New Orleans, as
                         Intervenor.(5)

                EX-10.22 Temporary Casino Lease between Rivergate
                         Development Corporation, as Landlord and Harrah's Jazz Company, as Tenant and City of New Orleans, as Intervenor dated March 15, 1994.(5)

                EX-10.23 Amendment to Amended Lease Agreement between
                         Rivergate Development Corporation, as Landlord and Harrah's Jazz Company, as Tenant and City of New Orleans, as Intervenor dated October 5, 1994.(4)

                EX-10.24 Agreement between the City of New Orleans and
                         Harrah's Jazz Company, dated October 5, 1994 (the "Separate City Agreement").(4)

                EX-10.25 Agreement among the Rivergate Development
                         Corporation, the City of New Orleans and Embassy Suites, Inc. and Harrah's Jazz Company, as intervenor, dated October 5, 1994 (the "Embassy Access Agreement").(4)

                EX-10.26 Casino Operating Contract between the Louisiana
                         Economic Development and Gaming Corporation and Harrah's Jazz Company dated July 15, 1994.(5)

                EX-10.27 First Amendment to Casino Operating Contract
                         between the Louisiana Economic Development and Gaming Corporation and Harrah's Jazz Company dated August 31, 1994.(4)

                EX-10.28 Amended and Restated Management Agreement between
                         Harrah's New Orleans Management Company and
                         Harrah's Jazz Company dated March 14, 1994.(5)

                EX-10.29 Construction Agreement between Harrah's Jazz
                         Company and Centex Landis Construction Co., Inc. dated October 10, 1994, for the construction of the Permanent Casino.(4)

                EX-10.30 Construction Agreement between Harrah's Jazz
                         Company and Harvey Honore Construction Company, Inc. and Broadmoor dated October 10, 1994, for the construction of the Temporary Casino.(4)

                EX-10.31 Design and Construction Agreement between Harrah's
                         Jazz Company and Broadmoor dated October 10, 1994, for the construction of the parking structure.(4)

                EX-10.32 Form of Credit Agreement among Harrah's Jazz
                         Company, Harrah's Jazz Finance Corp., Various Banks and Bankers Trust Company as Administrative
                         Agent dated as of             , 1994.(1)

                EX-10.33 Owner's Policy issued March 16, 1994 by First
                         American Title Insurance Company to Harrah's Jazz Company.(4)

                EX-10.34 Form of Lender's Title Insurance Commitment issued
                                       , 1994 by First American Title
                         Insurance Company.(2)

                EX-10.35 Completion Loan Agreement among Harrah's Jazz
                         Company, Embassy Suites, Inc., The Promus
                         Companies Incorporated, New Orleans/Louisiana Development Corporation, Grand Palais Casino, Inc., and Grand Palais Management Company, L.L.C. dated October 12, 1994.(3)

                EX-10.36 Form of First Amendment to the Completion Loan
                         Agreement.(1)

                EX-10.37 Construction Lien Indemnity Obligation Agreement
                         between Harrah's Jazz Company and Embassy Suites, Inc. dated October 12, 1994.(3)

                EX-10.38 Form of First Amendment to the Construction Lien
                         Indemnity Obligation Agreement.(1)

                EX-10.39 Form of Option Agreement between Harrah's New
                         Orleans Investment Company and New Orleans/
                         Louisiana Development Corporation dated
                                        , 1994.(1)

                EX-10.40 Form of Option Agreement between Harrah's New
                         Orleans Investment Company and Grand Palais
                         Casino Inc. dated            , 1994.(1)

                EX-10.41 Form of Put Agreement between Harrah's New
                         Orleans Investment Company and New Orleans/
                         Louisiana Development Corporation dated
                                        , 1994.(1)

                EX-10.42 Form of Put Agreement between Harrah's New
                         Orleans Investment Company and Grand Palais
                         Casino Inc. dated            , 1994.(1)

                EX-10.43 Form of Underwriting Agreement among
                         Donaldson, Lufkin and Jenrette Securities
                         Corporation, Salomon Brothers Inc., BT
                         Securities, Harrah's Jazz Company, and Harrah's
                         Jazz Finance Corp. dated                , 1994.(1)

               *EX-11    Computation of per share earnings.

               *EX-18 Letter from independent accountant re change in accounting principles.

               *EX-27    Financial Data Schedule.




          (b) No reports on Form 8-K were filed during the quarter ended June 30, 1994.


          ------------
          *Filed herewith.



          FOOTNOTES
          ---------

          (1) Incorporated by reference from Amendment No. 7 to Form S-1 Registration Statement of Harrah's Jazz Company and Harrah's Jazz Finance Corp., File No. 33-73370, filed November 8, 1994.

          (2) Incorporated by reference from Amendment No. 6 to Form S-1 Registration Statement of Harrah's Jazz Company and Harrah's Jazz Finance Corp., File No. 33-73370, filed November 4, 1994.

          (3) Incorporated by reference from Amendment No. 5 to Form S-1 Registration Statement of Harrah's Jazz Company and Harrah's Jazz Finance Corp., File No. 33-73370, filed October 26, 1994.

          (4) Incorporated by reference from Amendment No. 4 to Form S-1 Registration Statement of Harrah's Jazz Company and Harrah's Jazz Finance Corp., File No. 33-73370, filed October 12, 1994.

          (5) Incorporated by reference from Amendment No. 3 to Form S-1 Registration Statement of Harrah's Jazz Company and Harrah's Jazz Finance Corp., File No. 33-73370, filed August 4, 1994.

                                      Signature
                                      ---------


               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE PROMUS COMPANIES INCORPORATED



          November 10, 1994             BY:  MICHAEL N. REGAN
                                        ------------------------------
                                        Michael N. Regan
                                        Vice President and Controller
                                        (Chief Accounting Officer)

                                    Exhibit Index
                                    -------------


          Exhibit No.              Description               Sequential Page No.
          -----------              ------------              ------------------

          *EX-10.1       Employment Agreement dated as of              44
                         February 25, 1994, and effective
                         April 29, 1994, between The Promus
                         Companies Incorporated and Philip G.
                         Satre including exhibits thereto.

          *EX-10.2       Amendment dated as of August 31, 1994         85
                         to The Promus Companies Incorporated
                         Savings and Retirement Plan.

          *EX-10.3       Consent dated as of October 7, 1994,          91
                         among The Promus Companies
                         Incorporated, Embassy Suites, Inc.,
                         the Banks and Agents parties thereto,
                         Marina Associates and Bankers Trust
                         Company, as Administrative
                         Agent.

           EX-10.4       Form of Amended and Restated Third
                         Amendment to the Amended and
                         Restated Partnership Agreement of
                         Harrah's Jazz Company.(1)

           EX-10.5       Form of Fourth Amendment to the Amended
                         and Restated Partnership Agreement of
                         Harrah's Jazz Company.(1)

           EX-10.6       Form of Indenture dated             ,
                         1994 between Harrah's Jazz Company,
                         Harrah's Jazz Finance Corp., and First
                         National Bank of Commerce as Trustee for the First Mortgage Notes including form of First Mortgage Note.(1)

           EX-10.7       Form of Intercreditor Agreement between
                         the Bank Lenders and the First National
                         Bank of Commerce as Trustee dated
                                     , 1994.(1)

           EX-10.8 Form of Notes Completion Guarantee among Embassy Suites, Inc., The Promus Companies Incorporated and First National Bank of
                         Commerce as Trustee dated             ,
                         1994.(1)

           EX-10.9       Form of Cash Collateral and Disbursement
                         Agreement.(1)

           EX-10.10      Form of Collateral Mortgage Note by
                         Harrah's Jazz Company.(1)

          Exhibit No.              Description               Sequential Page No.
          -----------              ------------              ------------------

           EX-10.11      Form of Act of Collateral Mortgage
                         and Collateral Assignment of
                         Proceeds by Harrah's Jazz
                         Company.(1)

           EX-10.12      Form of Collateral Assignment of
                         Leases and Rents between Harrah's
                         Jazz Company and First National
                         Bank of Commerce as Collateral
                         Agent dated           , 1994.(1)

           EX-10.13      Form of Act of Security Agreement
                         and Pledge between Harrah's Jazz
                         Company and First National Bank of
                         Commerce as Collateral Agent dated
                                          , 1994.(1)

           EX-10.14      Form of Pledge Agreement between
                         Harrah's Jazz Company, Harrah's
                         Jazz Finance Corp. and First
                         National Bank of Commerce as
                         Collateral Agent dated           ,
                         1994.(1)

           EX-10.15      Form of Security Agreement among
                         Harrah's Jazz Company, Harrah's
                         Jazz Finance Corp. and First
                         National Bank of Commerce as
                         Collateral Agent dated           ,
                         1994.(1)

           EX-10.16 Form of Security Agreement among Harrah's Jazz Company, Harrah's Jazz Finance Corp. and First National Bank of Commerce as
                         Trustee dated             , 1994.(1)

           EX-10.17      Form of Manager Subordination
                         Agreement (First Mortgage Notes)
                         among Harrah's Jazz Company,
                         Harrah's New Orleans Management
                         Company and First National Bank of
                         Commerce as Trustee dated
                                    , 1994.(3)

          Exhibit No.              Description               Sequential Page No.
          -----------              ------------              ------------------

           EX-10.18      Form of Consultant Subordination
                         Agreement (First Mortgage Notes)
                         among Harrah's Jazz Company,
                         Grand Palais Management Company,
                         New Orleans/Louisiana Development
                         Corporation and First National
                         Bank of Commerce as Trustee dated
                                       , 1994.(2)

           EX-10.19      Form of Completion Guarantor
                         Subordination Agreement (First
                         Mortgage Notes) among Harrah's
                         Jazz Company, The Promus Companies
                         Incorporated, Embassy Suites, Inc.
                         and First National Bank of Commerce
                         as Trustee dated           , 1994.(2)

           EX-10.20 Amended Lease Agreement between the Rivergate Development Corporation, as Landlord and Harrah's Jazz Company, as Tenant and City of New Orleans, as Intervenor dated March 15, 1994.(4)

           EX-10.21      Amended General Development Agreement
                         between Rivergate Development
                         Corporation and Harrah's Jazz
                         Company and City of New Orleans, as
                         Intervenor.(5)

           EX-10.22 Temporary Casino Lease between Rivergate Development Corporation, as Landlord and Harrah's Jazz Company, as Tenant and City of New Orleans, as Intervenor dated March 15, 1994.(5)

           EX-10.23 Amendment to Amended Lease Agreement between Rivergate Development
                         Corporation, as Landlord and Harrah's
                         Jazz Company, as Tenant and City of
                         New Orleans, as Intervenor dated
                         October 5, 1994.(4)

           EX-10.24      Agreement between the City of New
                         Orleans and Harrah's Jazz Company,
                         dated October 5, 1994 (the "Separate
                         City Agreement").(4)

          Exhibit No.              Description               Sequential Page No.
          -----------              ------------              ------------------

           EX-10.25      Agreement among the Rivergate
                         Development Corporation, the
                         City of New Orleans and Embassy
                         Suites, Inc. and Harrah's Jazz
                         Company, as intervenor, dated
                         October 5, 1994 (the "Embassy
                         Access Agreement").(4)

           EX-10.26 Casino Operating Contract between the Louisiana Economic Development and Gaming Corporation and Harrah's Jazz Company dated July 15, 1994.(5)

           EX-10.27      First Amendment to Casino Operating
                         Contract between the Louisiana
                         Economic Development and Gaming
                         Corporation and Harrah's Jazz Company
                         dated August 31, 1994.(4)

           EX-10.28      Amended and Restated Management
                         Agreement between Harrah's New
                         Orleans Management Company and
                         Harrah's Jazz Company dated
                         March 14, 1994.(5)

           EX-10.29      Construction Agreement between
                         Harrah's Jazz Company and Centex
                         Landis Construction Co., Inc.
                         dated October 10, 1994, for the
                         construction of the Permanent
                         Casino.(4)

           EX-10.30      Construction Agreement between
                         Harrah's Jazz Company and Harvey
                         Honore Construction Company, Inc.
                         and Broadmoor dated October 10,
                         1994, for the construction of
                         the Temporary Casino.(4)

           EX-10.31      Design and Construction Agreement
                         between Harrah's Jazz Company and
                         Broadmoor dated October 10, 1994,
                         for the construction of the
                         parking structure.(4)

          Exhibit No.              Description               Sequential Page No.
          -----------              ------------              ------------------

           EX-10.32      Form of Credit Agreement among
                         Harrah's Jazz Company, Harrah's
                         Jazz Finance Corp., Various Banks
                         and Bankers Trust Company as
                         Administrative Agent dated as of
                                       , 1994.(1)

           EX-10.33      Owner's Policy issued March 16, 1994
                         by First American Title Insurance
                         Company to Harrah's Jazz Company.(4)

           EX-10.34      Form of Lender's Title Insurance
                         Commitment issued                ,
                         1994 by First American Title
                         Insurance Company.(2)

           EX-10.35 Completion Loan Agreement among Harrah's Jazz Company, Embassy Suites, Inc., The Promus Companies Incorporated, New Orleans/Louisiana
                         Development Corporation, Grand
                         Palais Casino, Inc., and Grand
                         Palais Management Company, L.L.C.
                         dated October 12, 1994.(3)

           EX-10.36      Form of First Amendment to the
                         Completion Loan Agreement.(1)

           EX-10.37      Construction Lien Indemnity
                         Obligation Agreement between Harrah's
                         Jazz Company and Embassy Suites,
                         Inc. dated October 12, 1994.(3)

           EX-10.38      Form of First Amendment to the
                         Construction Lien Indemnity
                         Obligation Agreement.(1)

           EX-10.39      Form of Option Agreement between
                         Harrah's New Orleans Investment
                         Company and New Orleans/Louisiana
                         Development Corporation dated
                                        , 1994.(1)

           EX-10.40      Form of Option Agreement between
                         Harrah's New Orleans Investment
                         Company and Grand Palais Casino Inc.
                         dated            , 1994.(1)

           EX-10.41      Form of Put Agreement between
                         Harrah's New Orleans Investment
                         Company and New Orleans/Louisiana
                         Development Corporation dated
                                        , 1994.(1)

           EX-10.42      Form of Put Agreement between
                         Harrah's New Orleans Investment
                         Company and Grand Palais Casino Inc.
                         dated            , 1994.(1)

           EX-10.43 Form of Underwriting Agreement among Donaldson, Lufkin and Jenrette Securities Corporation, Salomon Brothers Inc., BT Securities, Harrah's Jazz Company, and Harrah's Jazz Finance Corp.
                         dated                , 1994.(1)

          *EX-11         Computation of per share earnings.           101

          *EX-18         Letter from independent accountant           102
                         re change in accounting principles.

          *EX-27         Financial Data Schedule.                     103

          ------------
          *Filed herewith.

          FOOTNOTES
          ---------
          (1) Incorporated by reference from Amendment No. 7 to Form S-1 Registration Statement of Harrah's Jazz Company and Harrah's Jazz Finance Corp., File No. 33-73370, filed November 8, 1994.

          (2) Incorporated by reference from Amendment No. 6 to Form S-1 Registration Statement of Harrah's Jazz Company and Harrah's Jazz Finance Corp., File No. 33-73370, filed November 4, 1994.

          (3) Incorporated by reference from Amendment No. 5 to Form S-1 Registration Statement of Harrah's Jazz Company and Harrah's Jazz Finance Corp., File No. 33-73370, filed October 26, 1994.

          (4) Incorporated by reference from Amendment No. 4 to Form S-1 Registration Statement of Harrah's Jazz Company and Harrah's Jazz Finance Corp., File No. 33-73370, filed October 12, 1994.

          (5) Incorporated by reference from Amendment No. 3 to Form S-1 Registration Statement of Harrah's Jazz Company and Harrah's Jazz Finance Corp., File No. 33-73370, filed August 4, 1994.