Form 10-Q/A
period 1994-09-30
PROMUS COMPANIES INC
filed 1994-11-14
CIK 858339

As filed with the Securities and Exchange Commission on November 14, 1994

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

Item 6 of Part II is amended to read as follows:


                             PART II- OTHER INFORMATION
                             --------------------------


                      Item 6.  Exhibits and Reports on Form 8-K
                      -----------------------------------------




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

                EX-10.41 Form of Put Agreement between Harrah's New
                         Orleans Investment Company and New Orleans/
                         Louisiana Development Corporation dated
                                        , 1994.(1)

                EX-10.42 Form of Put Agreement between Harrah's New
                         Orleans Investment Company and Grand Palais
                         Casino Inc. dated            , 1994.(1)

                EX-10.43 Form of Underwriting Agreement among
                         Donaldson, Lufkin and Jenrette Securities
                         Corporation, Salomon Brothers Inc., BT
                         Securities, Harrah's Jazz Company, and Harrah's
                         Jazz Finance Corp. dated                , 1994.(6)

               *EX-11    Computation of per share earnings.

               *EX-18 Letter from independent accountant re change in accounting principles.

               *EX-27    Financial Data Schedule.




          (b) No reports on Form 8-K were filed during the quarter ended September 30, 1994.


          ------------
          *Filed with Form 10-Q dated November 10, 1994.



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

          (6) Incorporated by reference from Amendment No. 8 to Form S-1 Registration Statement of Harrah's Jazz Company and Harrah's Jazz Finance Corp., File No. 33-73370, filed November 9, 1994.

                                      Signature
                                      ---------


               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE PROMUS COMPANIES INCORPORATED



          November 14, 1994             BY:  MICHAEL N. REGAN
                                        ------------------------------
                                        Michael N. Regan
                                        Vice President and Controller
                                        (Chief Accounting Officer)