Form 10-K
period 1994-12-31
PROMUS COMPANIES INC
filed 1995-03-21
CIK 858339

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------

                                   FORM 10-K
                              -------------------

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM
                TO            .

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

                              -------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                     NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS                                    WHICH REGISTERED
- ------------------                                   ------------------------
Common Capital Stock, Par Value $0.10 per            NEW YORK STOCK EXCHANGE
share*                                               MIDWEST STOCK EXCHANGE
                                                     PACIFIC STOCK EXCHANGE
                                                     PHILADELPHIA STOCK EXCHANGE
11% Subordinated Debentures due 1999 of Embassy      NEW YORK STOCK EXCHANGE
Suites, Inc.**                                       NEW YORK STOCK EXCHANGE
10 7/8% Senior Subordinated Notes due 2002 of
Embassy Suites, Inc.**
- ------------
 * Common Capital Stock also has special stock purchase rights listed on each of the same exchanges
** Securities guaranteed by Registrant

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No / /.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

   The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of $34.00 for the Common Stock as reported on the New York Stock Exchange Composite Tape on January 31, 1995, is $3,392,359,792.

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 1995.

Common Stock ................................................ 102,463,487 Shares

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the definitive Proxy Statement (the "Proxy Statement") to be filed for the 1995 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES.

    The Promus Companies Incorporated (referred to herein, together with its subsidiaries where the context requires, as the "Company" or "Promus") is one of the leading casino entertainment and hotel companies in the United States. Its Harrah's casino entertainment division operates fifteen casino properties and has additional casino locations under development, including two under construction. The Company's hotel division operates the Embassy Suites, Hampton Inn and Homewood Suites hotel brands. A new brand, Hampton Inn & Suites, is under development.

    Promus was incorporated on November 2, 1989 under Delaware law and conducts its casino entertainment and hotel businesses through its wholly-owned subsidiary, Embassy Suites, Inc. ("Embassy"), and Embassy's subsidiaries. The principal asset of Promus is the stock of Embassy, which holds, directly or indirectly through subsidiaries, substantially all of the assets of the Company's businesses. The principal executive offices of Promus are located at 1023 Cherry Road, Memphis, Tennessee 38117, telephone (901) 762-8600.

    Operating data for the three most recent fiscal years, together with corporate expense, interest expense and other income, is set forth on page 52 herein. Information regarding mortgages on properties of the Company is set forth on pages 61 through 65 herein.

    For information on operating results and a discussion of those results, see "Management's Discussion and Analysis--Results of Operations" on pages 40 through 44 herein and the consolidated financial statements herein.

SPIN-OFF OF HOTEL BUSINESS

    In January 1995 the Company announced a planned spin-off that will split the Company into two independent public corporations, one for conducting its casino entertainment business and one for conducting its hotel business. The transaction is structured to be tax-free, with stockholders currently anticipated to receive one share of the new hotel company for each two shares of Promus. Each Promus stockholder will retain the shares owned in Promus, which is expected to be renamed Harrah's Entertainment, Inc. when the spin-off is consummated. Both companies are expected to trade on the New York Stock Exchange.

    The spin-off is subject to a number of conditions, including regulatory and other third party approvals, including bondholders and bank lenders, a legal opinion as to the tax-free status of the transaction, market conditions, final approval of the board of directors and stockholder approval. It is expected that the spin-off will be completed by the end of second quarter 1995.

                              CASINO ENTERTAINMENT

GENERAL

    Harrah's, an indirect wholly-owned subsidiary of the Company, has been in operation for more than 57 years and is unique among casino entertainment companies in its broad geographic diversification. Harrah's or its subsidiaries (hereinafter referred to as "Harrah's") operates casino hotels in the five traditional U.S. gaming markets of Reno, Lake Tahoe, Las Vegas and Laughlin, Nevada and Atlantic City, New Jersey. It also operates riverboat casinos in Joliet, Illinois; dockside casinos in Vicksburg and Tunica, Mississippi, Shreveport, Louisiana and North Kansas City, Missouri; limited stakes casinos in Central City and Black Hawk, Colorado; and a casino on an Indian reservation near Phoenix, Arizona. As of December 31, 1994, Harrah's operated a total of approximately 521,400 square feet of casino space, 14,808 slot machines, 789 table games, 5,367 hotel rooms or suites, approximately 76,000 square feet of convention space, 51 restaurants, four showrooms and three cabarets.

    Harrah's marketing strategy is designed to appeal primarily to the broad middle-market gaming customer segment. Harrah's strategic direction is focused on establishing a well-defined brand identity that communicates a consistent message of quality and service.

HARRAH'S CASINO HOTEL DIVISION

ATLANTIC CITY

    The Harrah's Atlantic City casino hotel ("Harrah's Atlantic City") is situated on 21.4 acres in the Marina area of Atlantic City and has approximately 65,700 square feet of casino space. It consists of dual 16-story hotel towers with 288 suites and 492 regular rooms and adjoining low rise buildings which house the casino space and the 23,000 square foot convention center. The facilities include eight restaurants, an 850-seat showroom, a pool, health club, teen center with video games, child care facilities and parking for 2,482 cars. The property also has a 107-slip marina. Occupancy at the hotel has averaged 86.6% for the past three years. During 1994, it had the highest gaming revenues and operating profit of the Company's casinos.

    Most of the casino's customers arrive by car from within a 150-mile radius which includes Philadelphia, New York and northern New Jersey, Harrah's Atlantic City's primary feeder market.

LAS VEGAS

    Harrah's Las Vegas is located on approximately 16.4 acres of the Strip in Las Vegas and consists of a 15-floor hotel tower, a 23-floor hotel tower, a 32-floor hotel tower, and adjacent low-rise buildings which house the 15,000 square foot convention center and the casino. The hotel has 1,713 total rooms including 34 suites. The size of the property would permit the Company to expand its facilities if the Company decided that additional capacity were economically desirable in the future.

    The Harrah's Las Vegas complex has approximately 80,000 square feet of casino space, five restaurants, the 525-seat Commander's Theatre, a health club and a heated pool. There are 3,012 parking spaces available, including a substantial portion in a self-park garage. Occupancy at the hotel has averaged 93.5% for the past three years.

    The casino's primary feeder markets are the Midwest, California and Canada.

LAKE TAHOE

    Harrah's Lake Tahoe is situated on 22.9 acres near Lake Tahoe and consists of an 18-story tower and adjoining low-rise building which house a 16,500 square foot convention center and approximately 63,200 square feet of casino space. The casino hotel, with 62 suites and 472 luxury rooms, has seven restaurants, the 800-seat South Shore Showroom, a health club, retail shops, a heated pool and an arcade. The facility has customer parking for 854 cars in a garage and 1,098 additional spaces in an adjoining lot. Occupancy at the hotel has averaged 80.1% for the past three years.

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

RENO

    Harrah's Reno, situated on approximately 3.5 acres, consists of a casino hotel complex with a 24-story structure, a 14,500 square foot convention center and 58,300 square feet of casino space. The hotel, with seven suites and 558 rooms, has seven restaurants, the 420-seat Sammy's Showroom, a pool, a health club and an arcade. In October 1994, a Planet Hollywood restaurant and lounge, operated by a non-affiliated company, opened at Harrah's Reno. The complex can accommodate 587 cars in a valet parking garage and another 377 cars in a self-park garage. In addition to this on-site parking, Harrah's Reno also leases approximately 646 spaces nearby that are available for overflow valet parking. Occupancy at the hotel has averaged 87.4% for the past three years. The Company commenced construction in December 1994 on a 408-room 26-story Hampton Inn hotel adjacent to Harrah's Reno, which will provide an additional supply of high-quality, moderately-priced guest rooms. The hotel is expected to open in fourth quarter 1995 or January 1996 and will be operated by Harrah's as a franchisee after the planned spin-off of the Company's hotel business.

    The primary feeder markets for Harrah's Reno are northern California, the Pacific Northwest and Canada.

LAUGHLIN

    Harrah's Laughlin is located in Laughlin, Nevada on a 44.9 acre site in a natural cove on the Colorado River and features a hotel with 1,658 total rooms including 23 suites, five restaurants and a 90-seat cabaret, all with a south-of-the-border theme. It is the only property in Laughlin with a developed beachfront on the river. Harrah's Laughlin has approximately 47,000 square feet of casino space and approximately 7,000 square feet of convention center space. The facility has customer parking for 2,789 cars and vans, including a covered parking garage, and a park for recreational vehicles. Occupancy at Harrah's Laughlin has averaged 84.4% for the last three years. The casino's primary feeder market is the Los Angeles and Phoenix metropolitan areas where a combined total of approximately 15 million people reside.

CENTRAL CITY AND BLACK HAWK

    The Company owns an approximate 17 percent interest in Eagle Gaming, L.P. ("Eagle"). Eagle owns casinos in Central City and Black Hawk, Colorado, that Harrah's manages for a fee. Both of the casinos are approximately 45 minutes from downtown Denver.

    Harrah's Central City has approximately 40,000 square feet of total space located in four historic buildings decorated in authentic 1800's Victorian furnishings. The casino, with approximately 11,700 square feet of casino space, 490 slot machines and 11 table games, features the 100 year old Glory Hole Bar and the Gilded Garter Cabaret, with live entertainment, two restaurants and a gift shop.

    Harrah's Black Hawk is located in the historic mining town of Black Hawk and has approximately 46,000 square feet of total space on three levels and is decorated in Victorian design reminiscent of the gold rush days in the late 1800's. The casino has approximately 16,100 square feet of casino space, 530 slot machines, 13 table games, a restaurant and a gift shop.

    Both of these casinos offer limited stakes gaming pursuant to Colorado law.

    Complimentary shuttle service is available between Harrah's Black Hawk and Harrah's Central City, a distance of approximately one mile. The primary feeder market for both casinos is the Denver/Boulder metropolitan area.

RIVERBOAT CASINO ENTERTAINMENT DIVISION

JOLIET

    Harrah's Joliet, the Company's first riverboat casino operation, is located in downtown Joliet, Illinois, on the Des Plaines River. The facilities include two riverboats. The Harrah's Northern Star, a modern 210-foot mega-yacht, has 17,000 square feet of casino space with 31 table games and 481 slot machines. This riverboat, which has three levels, has the capacity to accommodate approximately 825 guests per cruise. It offers six cruises per day. In January 1994, a second riverboat casino, the Harrah's Southern Star, was placed into operation in Joliet. This 210-foot long riverboat is designed in the spirit of a traditional 1880's sternwheeler and contains approximately 20,000 square feet of casino space. The tri-level riverboat features a snack bar and lounge on its third level, has 481 slot machines, 28 table games, and can accommodate up to 825 guests per cruise. It offers seven cruises per day, with an additional eighth cruise on Fridays, Saturdays and holidays. With both riverboats in operation on a typical weekday, Harrah's can serve 10,725 customers based on a combined total of 13 excursions. Dockside facilities include a pavilion with two restaurants, two lounges, including one with live entertainment, and a retail shop. Parking is available for over 1,200 cars, including a 4-story parking garage with 750 spaces.

    A partnership, in which an indirect subsidiary of the Company is the 80 percent general partner, developed and owns the dockside facilities and the Harrah's Northern Star vessel. The Harrah's Southern Star vessel is owned by the Company and is leased to the partnership. Both of the Joliet riverboat businesses are owned by the partnership and are operated by Harrah's for a fee.

    The Chicago metropolitan area is the primary feeder market for Harrah's Joliet, with Joliet being only 30 miles from downtown Chicago.

TUNICA

    Harrah's Tunica is a dockside riverboat casino located in Tunica, Mississippi, approximately 30 miles south of downtown Memphis, Tennessee. The stationary riverboat, with a classic antebellum design, has 27,000 square feet of casino space on two levels, with 926 slot machines, 46 table games and an entertainment lounge. On the third level there is approximately 8,000 square feet for conventions, meetings and special events. Adjacent to the riverboat casino is a 30,000 square foot pavilion that houses a 220 seat buffet restaurant, employee facilities and executive offices. On-site parking is available for 1,336 cars with valet parking available.

    The Company owns the constructed facilities and the casino business. It is anticipated that a limited partner will have a 17% minority interest subject to its licensing by regulatory authorities. The underlying land, including adjoining land used for a private access road and a sewage treatment facility, is under long term lease with options to purchase.

    The primary feeder market for Harrah's Tunica is the Memphis metropolitan area.

VICKSBURG

    Harrah's Vicksburg is the Company's dockside casino entertainment complex in Vicksburg, Mississippi. The complex, which is located in downtown Vicksburg on the Yazoo Diversion Canal of the Mississippi River, includes a 297-foot long stationary riverboat casino designed in the spirit of a traditional 1800's riverboat with approximately 14,300 square feet of casino space, 550 slot machines and 37 table games. The casino is docked next to the Company's shoreside entertainment complex which features a buffet, a restaurant/lounge, a retail outlet and meeting rooms/convention area. Adjacent to the riverboat is a 117 room Harrah's hotel owned and operated by the Company and two covered parking garages with combined parking for 839 cars. The Company owns the riverboat and holds long-term rights to all real property pertaining to the project.

    The casino's primary feeder markets are western and central Mississippi and eastern Louisiana.

SHREVEPORT

    In April 1994, the Company opened its dockside riverboat casino in downtown Shreveport, Louisiana. The facilities included a stationary 210-foot long 19th-century design paddlewheeler riverboat with 19,500 square feet of casino space, 728 slot machines and 40 table games at year end. The riverboat accommodates 1,200 guests and has three levels, one of which is a no-smoking floor. In February 1995, the Company replaced the riverboat in Shreveport with a 254-foot long 19th-century design paddlewheeler riverboat, resulting in approximately 27% more gaming positions at the Shreveport facility. The new riverboat, the ShreveStar, has 30,000 square feet of gaming space with 928 slot machines and 55 table games. A 40,000 square foot pavilion adjoins the casino on the banks of the Red River and includes a 4,100 square foot area for private parties and group functions, a full service restaurant, a food court area and retail offerings. The facilities also include a scenic riverwalk along the river.

    The casino is owned by a partnership in which an indirect subsidiary of the Company is the 99% general partner.

    The primary feeder markets for the casino are northeastern Louisiana, east Texas and the Dallas/Ft. Worth metropolitan area.

NORTH KANSAS CITY

    The Company opened a riverboat casino in North Kansas City, Missouri, in September 1994. The facilities include a 295-foot long classic sternwheeler designed stationary riverboat with approximately 31,600 square feet of casino space. At opening, the casino contained certain types of casino games and poker machines allowed by Missouri law. On November 8, 1994, the passage of a statewide referendum in Missouri permitted the addition of traditional reel-type slot machines and other games of chance ("Referendum"). In December 1994, the Company began reconfiguration of the casino space on the riverboat which resulted in 920 slot machines and 82 table games. Shoreside facilities include a 55,000 square foot pavilion that houses three restaurants, a meeting room, employee facilities and administrative offices. On-site parking is available for 1,800 cars. The riverboat casino is owned and operated by the Company.

    The casino's primary feeder market is the Kansas City metropolitan area.

UNDER DEVELOPMENT

ST. LOUIS--RIVERPORT

    The development by the Company of a riverboat casino project along the Missouri River in Maryland Heights, Missouri, in northwest St. Louis County, 16 miles from downtown St. Louis, was postponed in 1994, pending the results of the Referendum. The Company intends to proceed with the project, which is currently being redesigned. The Company's current net investment in this project is $39 million. In March 1995, the Company signed a preliminary agreement with Players International, Inc. under which each company will develop and operate its own separately branded riverboat casino in Maryland Heights with jointly developed shoreside facilities. Construction and opening of the project is subject to various regulatory and other necessary approvals.

INDIAN GAMING DIVISION

AK-CHIN

    In December 1994, Harrah's Phoenix Ak-Chin casino opened on the Maricopa Indian Reservation, approximately 25 miles south of Phoenix, Arizona. The casino includes 32,000 square feet of casino space with 475 slot machines, 40 gaming tables, bingo, keno, a restaurant, an entertainment lounge, meeting rooms and a retail shop. The complex has customer parking for approximately 1,000 cars and has valet parking available. Harrah's manages the casino for a fee under a management contract that has a five year term.

    The Company has guaranteed repayment of bank financing equal to 100 percent of the project cost of $26.4 million for the Ak-Chin facility, and Sodak Gaming, Inc. ("Sodak") has provided a guarantee to Promus for one-half of this financing.

    The primary feeder markets for the casino are Phoenix and Tucson.

SODAK GAMING, INC.

    The Company owns a 13.8% ownership interest in Sodak. Sodak is a leading distributor of electronic gaming machines and gaming-related products and systems. Under terms of an agreement with International Game Technology ("IGT") expiring on May 5, 1998, Sodak is the exclusive distributor for IGT of its gaming equipment in the states of North Dakota, South Dakota and Wyoming, and on Native American Reservations within the 48 contiguous states, excluding Nevada and New Jersey. This distribution agreement continues from year to year after May 5, 1998, until it is cancelled. Sodak also has an international distributorship agreement with IGT for gaming equipment.

PROPOSED DEVELOPMENTS

    The Company has entered into management and development agreements with two Indian communities in Washington state and California in connection with the proposed development of casino entertainment facilities on lands owned by the respective tribes. These agreements are subject to approval by the National Indian Gaming Commission (the "NIGC"). Development of the casino facilities, which would be managed by the Company for a fee, will not commence until NIGC approval and other required approvals are received. The Company expects the proposed projects will be financed by bank loans that would be guaranteed by the Company.

LAND-BASED CASINOS UNDER DEVELOPMENT

NEW ORLEANS

    Harrah's New Orleans Investment Company (an indirect wholly-owned subsidiary of the Company) ("Harrah's Investment") is one of three partners in a partnership named Harrah's Jazz Company ("Harrah's Jazz"). Harrah's Jazz is constructing and plans to open a new 400,000 square foot facility called "Harrah's Casino New Orleans" on the site of the former Rivergate Convention Center in downtown New Orleans (the "Rivergate site"), featuring approximately 200,000 square feet of casino space, approximately 6,000 slot machines and 200 table games (the "Permanent Casino").

    Pending the opening of the Permanent Casino, Harrah's Jazz commenced development in November 1994 on an approximate 76,000 square foot temporary casino in the New Orleans Municipal Auditorium, with approximately 3,000 slot machines and 85 table games (the "Temporary Casino").

    It is anticipated that the Temporary Casino will open in second quarter 1995, and the Permanent Casino is expected to open in second quarter 1996. (The Temporary Casino and the Permanent Casino are sometimes referred to herein as the "New Orleans Gaming Facilities.") The sites for the New Orleans Gaming Facilities have been leased from the City of New Orleans. A casino operating contract, or license, from the State of Louisiana has been executed.

    The total project cost is expected to be $815 million, which is being funded through a combination of partner equity contributions, public debt securities, cash flow from the Temporary Casino, and bank debt. Financing for the New Orleans Gaming Facilities was completed in November 1994 and included the issuance by Harrah's Jazz of $435 million of 14.25% First Mortgage Notes due 2001 (the Public Debt), and the closing of bank credit facilities providing up to $175 million in borrowing capacity to Harrah's Jazz. Harrah's Investment has made total capital contributions to this project of approximately $90 million. An indirect wholly-owned subsidiary of the Company will manage the operations for a fee. In exchange for a fee to be paid by Harrah's Jazz, the Company has guaranteed the completion of the New Orleans Gaming Facilities, subject to certain exceptions and qualifications.

    Harrah's Investment presently owns approximately 53% of Harrah's Jazz. One of the other partners of Harrah's Jazz, which presently owns approximately 13.7% of Harrah's Jazz, has the option to acquire from Harrah's Investment an additional interest in Harrah's Jazz of approximately 14.6%. This option may be exercised at any time until 120 days after the opening of the Temporary Casino for a purchase price of $33.3 million. If the option is exercised, Harrah's Investment's interest in Harrah's Jazz would decrease to approximately 38.3%.

    The debt of the Partnership is presently considered debt of the Company and its subsidiaries for purposes of the Company's public debt indentures, unless and until the Company's ownership interest is reduced to 50% or less pursuant to the exercise of the options discussed above or otherwise. However, since the Company's ownership of a majority interest in the Partnership is expected to be temporary and voting control of the Partnership in any event continues to be shared equally by each partner during the option period, the Partnership is not consolidated into the Company's financial statements for accounting purposes.

    The New Orleans project is the subject of several legal proceedings that could delay or otherwise adversely affect the project. In one state court proceeding filed in 1993, the plaintiffs asserted, among other things, an ownership interest in certain land underlying the Rivergate site and also sought permanent injunctive relief prohibiting the use of such land for the Casino. Although the plaintiffs' claims were dismissed by the trial court on summary judgment in 1994, the plaintiffs appealed such decision. On February 23, 1995, the state appellate court affirmed the trial court's ruling that the plaintiff did not have an ownership interest in such land underlying the Rivergate site and remanded the case to the trial court to determine whether the plaintiff has standing to assert other claims regarding the use of the site. Both parties have the right to appeal the appellate court's decision by filing a petition for a writ of certiorari to the Louisiana Supreme Court.

    In a second state court proceeding filed in 1994, the plaintiffs challenged the validity of ordinances authorizing amendments to the Company's lease of the Rivergate site. A successful challenge of these ordinances could call into question the validity of the lease of the Rivergate site.

    In a third legal proceeding filed in federal court in 1994, the court enjoined the Company in January 1995 from removing a statue or converting a plaza situated adjacent to the Casino and in which the statue is located without approval of the United States Secretary of the Interior. If the Company is unable to successfully appeal the court's ruling or obtain such approval, the Company will be required to redesign portions of the Casino since current design plans for the Casino contemplate locating the main access areas for the Casino in the area currently in use as the plaza. A redesign will require the approval of certain state and local governmental agencies.

NEW ZEALAND

    The Company and its venture partner have been granted licenses by the New Zealand Casino Control Authority for a casino entertainment facility currently under construction in Auckland, New Zealand. The Company is a 20% partner in the joint venture developing and constructing the casino, which will be managed by the Company for a fee. The Company anticipates making an investment of up to $30.5 million in the joint venture. The proposed facility will feature 50,000 square feet of casino space, a 344-room hotel, six restaurants, a showroom, a conference center, bus terminal, and parking in garages for 2,770 cars. A special attraction of the facility will be a 1,076-foot Sky Tower. Construction of the project, currently budgeted at $331 million, to be financed through a combination of partner contributions and non-recourse debt, began in first quarter 1994. Opening of the project, which is expected in first quarter 1996, is subject to receipt of necessary regulatory approvals.

CASINO ENTERTAINMENT--OTHER

    In addition to the above, the Company is actively pursuing numerous casino entertainment opportunities in various jurisdictions both domestically and abroad, including land-based, riverboat casino and Indian gaming projects in the United States. A number of these projects, if they go forward, would require significant capital investments by the Company.

                                     HOTELS

    For a discussion of the planned spin-off of the Hotel Business, please refer to "Spin-off of Hotel Business" under Items 1 and 2 above.

GENERAL

    The Company's hotel business consists of the Embassy Suites, Hampton Inn and Homewood Suites hotel brands. Each brand is targeted to a specific market segment. In December 1993, the Company announced a new brand, Hampton Inn & Suites, which is under development.

    Embassy Suites hotels, of which there were 107 on December 31, 1994, appeal to the traveler who has a need or desire for greater space and more focused services than are available in traditional upscale hotels. Embassy Suites hotels comprise the largest upscale all-suite hotel system in the United States by number of suites and system revenues.

    Hampton Inn hotels are moderately priced hotels designed to attract the business and leisure traveler desiring quality accommodations at affordable prices. Since 1984, when the brand was introduced, the system has grown to 437 hotels as of December 31, 1994.

    Homewood Suites hotels, of which there were 26 on December 31, 1994, represent the Company's entry in the extended stay market and target the traveler who stays five or more consecutive nights, as well as the traditional business and leisure traveler.

    The Hampton Inn & Suites brand now under development will incorporate the best features of the Hampton Inn and Homewood Suites brands, offering both traditional hotel room accommodations and apartment-style suites within one property.

    As of December 31, 1994, the Company's hotel brands included 468 properties that are licensed by the Company, 70 properties that are managed by the Company, and 32 properties that are owned and operated by the Company. These properties total approximately 78,600 rooms and suites.

    All of the Company's hotel brands are managed by a common senior management team.

    The Company pursues a strategy of growing its hotel brands by minimizing its ownership of hotel real estate and concentrating on obtaining new franchise or management contracts. As a part of this strategy, owned or leased hotels are sold thereby realizing the value of the underlying assets for its stockholders and increasing returns on investment. Following the sale, the hotels typically are operated either by the Company under a management contract or by the purchaser under license from the Company.

    Each of the Company's hotel brands uses a centralized business system, which includes access to reservation services, performance support or training, operations and marketing management and revenue management. This network of business systems is one of the most sophisticated systems in the hotel industry. The Embassy Suites, Hampton Inn and Homewood Suites business systems' reservation module receives reservation requests entered on terminals located at all of their respective hotels and reservations centers, and major domestic airlines. The systems immediately confirm reservations or indicate accommodations available at alternate system hotels. Confirmations are transmitted automatically to the hotel for which the reservation is made. The Company's computer center in Memphis, Tennessee, houses the computers and satellite communications equipment necessary for its reservations system, which is currently operational, and for its property management system, which has been developed and is being placed into service.

    Each of the Company's hotel brands offers an unconditional money-back guarantee of service satisfaction. All of the Company's hotel brands offer suites/rooms exclusively for non-smoking guests.

EMBASSY SUITES HOTELS

    The following table sets forth information regarding all Embassy Suites hotels, including company-owned hotels, hotels operated by Embassy under management contracts or joint venture arrangements and hotels operated by licensees:

                                                                                        MANAGEMENT
                                                                                        CONTRACTS/
                                               LICENSED              OWNED            JOINT VENTURES
                                           ----------------    ------------------    -----------------
                                           NUMBER    NUMBER    NUMBER     NUMBER     NUMBER     NUMBER
                                             OF        OF        OF         OF         OF         OF
                                           HOTELS    SUITES    HOTELS     SUITES     HOTELS     SUITES
                                           ------    ------    ------     -------    ------     ------
Fiscal Year-End 1991.....................     42     9,806       15         3,450      44       11,452
1992 Activity:
  Additions..............................      2       685        -             -       -           (3)
  Transfers, net (a).....................      1       221        -             -      (1)        (221)
                                              --    ------       --       -------      --       ------
Fiscal Year-End 1992.....................     45    10,712       15         3,450      43       11,228
1993 Activity:
  Additions..............................      5       938        -             -       -           (3)
  Transfers, net (a).....................      3       900       (6)       (1,423)      3          523
  Sales/Terminations.....................     (1)     (196)       -             -       -            -
                                              --    ------       --       -------      --       ------
Fiscal Year-End 1993.....................     52    12,354        9         2,027      46       11,748
1994 Activity:
  Additions..............................      1       177        -             -       2          410
  Transfers, net (a).....................      -       (15)       -            (2)      -           15
  Sales/Terminations.....................     (2)     (760)       -             -      (1)        (239)
                                              --    ------       --       -------      --       ------
Fiscal Year-End 1994.....................     51    11,756        9(b)      2,025      47(c)    11,934
                                              --    ------       --       -------      --       ------
                                              --    ------       --       -------      --       ------

- ------------

(a) Transfers of properties among licensed, managed and owned categories.

(b) Includes one property in which the Company owns more than a 50% interest. (This property is under a license agreement to a third party and is managed by Embassy.)

(c) Includes 45 hotels that are also licensed to third parties.

    On December 31, 1994, eight Embassy Suites hotels were under construction, all of which will be licensee-operated.

    Embassy Suites hotels are located in 33 states and the District of Columbia in the United States and two hotels are located in Canada. One hotel is under construction in each of the following countries: Thailand, Columbia and Mexico. Embassy Suites hotels range in size between 102 and 413 suites. Each guest suite has a separate living room and dining/work area, with a television, refrigerator and wet bar, as well as a traditional bedroom where most feature a remote-controlled television. Most Embassy Suites hotels are built around a landscaped lobby. All hotels offer free breakfast and complimentary evening cocktails (where local law allows).

    The following table sets forth information concerning system occupancy, average daily rate per occupied suite and revenue per available suite for all Embassy Suites hotels:

                                                      AVERAGE DAILY
                                         OCCUPANCY       RATE PER         REVENUE PER
FISCAL YEAR                                RATE       OCCUPIED SUITE    AVAILABLE SUITE
- --------------------------------------   ---------    --------------    ---------------
1994..................................     74.9%          $97.28            $ 72.86
1993..................................     73.0%          $93.91            $ 68.58
1992..................................     71.7%          $90.97            $ 65.26

HAMPTON INN HOTELS

    The following table sets forth information regarding all Hampton Inn hotels, including company-owned hotels, hotels operated by Hampton Inns under management contracts or joint venture arrangements and hotels operated by licensees:

                                                                                         MANAGEMENT
                                                                                         CONTRACTS/
                                                 LICENSED              OWNED           JOINT VENTURES
                                             -----------------    ----------------    ----------------
                                             NUMBER     NUMBER    NUMBER    NUMBER    NUMBER    NUMBER
                                               OF         OF        OF        OF        OF        OF
                                             HOTELS     ROOMS     HOTELS    ROOMS     HOTELS    ROOMS
                                             ------     ------    ------    ------    ------    ------

Fiscal Year-End 1991.......................    259      32,303      15      2,049       21      2,618
1992 Activity:
  Additions................................     32       3,216       -         (1)       2        292
  Terminations.............................     (2)       (277)      -          -        -          -
                                             ------     ------      --      ------      --      ------
Fiscal Year-End 1992.......................    289      35,242      15      2,048       23      2,910
1993 Activity:
  Additions................................     46       4,147       -          -        1         51
  Terminations.............................     (2)       (236)      -          -        -          -
                                             ------     ------      --      ------      --      ------
Fiscal Year-End 1993.......................    333      39,153      15      2,048       24      2,961
1994 Activity:
  Additions................................     67       6,149       -          -        -          -
  Terminations.............................     (1)       (118)      -         (1)      (1)      (121)
                                             ------     ------      --      ------      --      ------
Fiscal Year-End 1994.......................    399(a)   45,184      15      2,047       23(b)   2,840
                                             ------     ------      --      ------      --      ------
                                             ------     ------      --      ------      --      ------

- ------------

(a) Includes one property open only on a seasonal basis.

(b) These hotels are also licensed to third parties.

    On December 31, 1994, 67 Hampton Inn hotels, including three Hampton Inn & Suites properties, were under construction, all of which will be licensee-operated.

    Hampton Inn hotels are currently located in 43 states in the United States and one hotel is in each of the following countries: Canada, Mexico and Costa Rica. There is one additional hotel under construction in Mexico and one in Thailand. An average Hampton Inn hotel has from 80 to 150 rooms. The Hampton Inn hotel's standardized concept provides a guest room featuring a remote control television, free in-room movies, free local telephone calls and complimentary continental breakfast. Unlike full-service hotels, Hampton Inn hotels do not feature restaurants, lounges or large public spaces.

    Hampton Inns also has a modified lodging property for use in communities supporting hotels of fewer than 90 rooms. The building design for these smaller communities has the same features as a standard Hampton Inn hotel, but with fewer rooms and a smaller lobby. There are over 80 of these modified design hotels open and 43 currently under construction.

    The following table sets forth information concerning system occupancy, average daily rate per occupied room and revenue per available room for all Hampton Inn hotels:

                                                     AVERAGE DAILY
                                        OCCUPANCY      RATE PER        REVENUE PER
FISCAL YEAR                               RATE       OCCUPIED ROOM    AVAILABLE ROOM
- -------------------------------------   ---------    -------------    --------------
1994.................................     74.3%         $ 53.46           $39.74
1993.................................     73.0%         $ 50.81           $37.10
1992.................................     71.2%         $ 48.91           $34.82

    In December 1993, the Company announced the Hampton Inn & Suites brand which combines standard guest rooms with a significant block of two-room suites in a single property. Development of this new brand is targeted for commercial and suburban markets, as well as destination and resort markets. Each property will contain a centrally located expanded lobby and complimentary services area and will include an exercise room, convenience shop, meeting/hospitality room and coin-laundry. An expanded complimentary continental breakfast-buffet will be offered. The first Hampton Inn & Suites hotel is expected to open in second quarter 1995.

HOMEWOOD SUITES HOTELS

    The following table sets forth information regarding all Homewood Suites hotels, including company-owned hotels and hotels operated by licensees:

                                                                  LICENSED             OWNED
                                                              ----------------    ----------------
                                                              NUMBER    NUMBER    NUMBER    NUMBER
                                                                OF        OF        OF        OF
                                                              HOTELS    SUITES    HOTELS    SUITES
                                                              ------    ------    ------    ------

Fiscal Year-End 1991.......................................     14      1,504        8        940
1992 Activity:
  Additions................................................      2        250        -         (8)
                                                                --      ------       --     -----
Fiscal Year-End 1992.......................................     16      1,754        8        932
1993 Activity:
  Additions................................................      -         40        -          -
                                                                --      ------       --     -----
Fiscal Year-End 1993.......................................     16      1,794        8        932
1994 Activity:
  Additions................................................      2        155        -          -
                                                                --      ------       --     -----
Fiscal Year-End 1994.......................................     18      1,949        8        932
                                                                --      ------       --     -----
                                                                --      ------       --     -----

    On December 31, 1994, four Homewood Suites hotels were under construction, three of which will be licensee operated and one will be company-owned.

    Homewood Suites hotels are currently located in 17 states and hotels are under construction in one additional state. Homewood Suites hotels feature residential-style accommodations, which include a living room area (some with fireplaces), separate bedroom, bath and a fully-equipped kitchen. The buildings that contain the hotel suites, generally two- or three-stories, are centered around a central community building, called the Lodge, which affords guests a high level of social interaction. Amenities include an expanded complimentary continental breakfast and a complimentary evening social hour, a convenience store, shopping service, business center, outdoor pool, exercise center and limited meeting facilities.

    The Homewood Suites brand includes a smaller, modified prototype of its standard hotel for use in suburban areas of major cities, as well as secondary cities with active industrial or commercial areas. The modified prototype reflects the signature design and amenities of a traditional Homewood Suites hotel, but with fewer suites, a smaller Lodge and other construction modifications that will require less land. There are currently two modified prototype hotels under construction, both of which will be licensee operated.

    In May 1994, the Company announced plans for a major expansion of the Homewood Suites brand involving the financing and construction of 20 to 25 company-owned Homewood Suites hotels during the next three years.

    The following table sets forth information concerning system occupancy, average daily rate per occupied suite and revenue per available suite for all Homewood Suites hotels:

                                                      AVERAGE DAILY
                                         OCCUPANCY       RATE PER         REVENUE PER
FISCAL YEAR                                RATE       OCCUPIED SUITE    AVAILABLE SUITE
- --------------------------------------   ---------    --------------    ---------------
1994..................................     78.1%          $76.38            $ 59.67
1993..................................     75.8%          $72.47            $ 54.91
1992..................................     71.9%          $69.65            $ 50.10

LICENSING AND MANAGEMENT CONTRACT OPERATIONS

    Revenues from licensing operations for all Embassy Suites, Hampton Inn and Homewood Suites hotels operated under license from Embassy's hotel divisions (referred to in this section as the "Company") consist of initial license application fees and continuing royalties. The initial license agreement application fee for an Embassy Suites license agreement is $500 per room, with a minimum of $100,000, and $400 per room, with a minimum of $40,000 for each Hampton Inn, Hampton Inn & Suites and Homewood Suites license agreement. The license agreements provide for a four percent royalty based upon gross rooms/suites revenues and also provide for a marketing and reservation contribution.

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

    Revenues from management contracts consist primarily of management fees which are based on a percentage of adjusted gross revenues of the hotel. The contract terms governing management fees can vary depending on the size and location of the hotel and other factors relative to the property.

    Under the Company's management contracts, the Company, as the manager, operates or supervises all aspects of the hotel's operations. The hotel owner is generally responsible for all costs, expenses and liabilities incurred in connection with operating the hotel including the expenses and salaries of all hotel employees. The hotel owner also enters into a license agreement with the Company and pays the royalty and marketing and reservation contributions as provided in the license agreement. In addition, the hotel owner is often required to set aside a certain percentage of hotel revenues for capital replacement. The Company's management contracts typically have a term of ten to 20 years and most give the Company specified renewal rights. The management contract may be terminated by either party due to an uncured default by the other party.

                                     OTHER

STATION SQUARE-PITTSBURGH, PENNSYLVANIA

    In August 1994, a general partnership in which the Company is a 75% partner acquired an entertainment, business and retail center known as Station Square in Pittsburgh, Pennsylvania. The approximately 52-acre Station Square site includes approximately 25 acres of land available for development and extends along the Monongahela River, across from the Golden Triangle of Pittsburgh. At closing, the Company provided approximately $23.5 million to the partnership in the form of a capital contribution. If casino gaming is legalized in this jurisdiction, the partnership plans to pursue development of a casino entertainment facility at the Station Square site.

AUDUBON WOODS BUSINESS CAMPUS

    In January 1995, the Company acquired property in Memphis, Tennessee known as the Audubon Woods Business Campus for a purchase price of $21.7 million. This office complex consists of four office buildings containing approximately 360,000 square feet of office space and is located on approximately 31 acres of land.

                                   TRADEMARKS

    The following trademarks used herein are owned by the Company: Promus(R); Harrah's(R); Bill's(R); Embassy Suites(R); Hampton Inn(R); Hampton Inn & Suitessm; Homewood Suites(R); Harrah's Northern Starsm; Harrah's Southern Starsm; ShreveStarsm; and Harrah's Jazz Companysm. The names "Harrah's", "Embassy Suites", "Hampton Inn", and "Homewood Suites" are registered as service marks in the United States and in certain foreign countries. The Company considers all of these marks, and the associated name recognition, to be valuable to its business.

    The Company acquired the name "Embassy" (as used in connection with hotels) in eleven countries in western Europe in 1991. The Company paid an initial fee to acquire the name and will pay an additional fee for each hotel opened under the name.

                                  COMPETITION

CASINO ENTERTAINMENT

    Harrah's is the casino industry's only true national casino brand. As the operator of land-based, dockside, riverboat, Indian and limited stakes casino facilities in all of the traditional, and many of the new, U.S. casino entertainment jurisdictions, Harrah's competes with numerous casinos and casino hotels of varying quality and size in the market areas where its properties are located, with other resorts and vacation areas, and with various other casino gaming businesses. The casino gaming business is characterized by competitors which vary considerably by their size, number of operations, growth strategies and concentration on new jurisdictions and new types of casino gaming. In certain areas such as Las Vegas, Harrah's competes with a wide range of casinos, some of which are significantly larger and newer and offer substantially more non-gaming activities to attract customers.

    In most markets, Harrah's competes directly with other casino facilities operating in the immediate market area. In major casino destinations, such as Las Vegas, Atlantic City and, in all likelihood, New Orleans, Harrah's faces, or will face, competition from other markets in addition to direct competition in the immediate market area.

    Harrah's believes it is well positioned to take advantage of the recent trend of proliferation of jurisdictions which allow casino gaming, positive consumer acceptance of casino gaming as an entertainment activity, and increased visitation to casino facilities. However, this trend presents competitive issues for Harrah's and as casino gaming proliferates, competition among different markets could intensify. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Effects of Current Economic and Political Conditions."

HOTELS

    Intense competition among many chains exists for hotel guests as well as in the sale of hotel franchises and in obtaining management contracts. The Company's hotels are in vigorous competition with a wide range of facilities offering various types of lodging options and related services to the public. The competition includes several large and moderate size chains and independent hotels offering all-suite, upper and lower upscale, midscale, and upper and lower economy accommodations.

    The hotel industry saw continued improvement in 1994. With improving occupancies, and modest growth in average daily rate, revenue per available room in the industry improved over 6% in 1994 based on data provided by the major firm that tracks hotel statistics.

    In 1994 all of the Company's hotel brands outperformed their respective competitive segment in revenue per available room/suite (RevPAR/S).

                            GOVERNMENTAL REGULATION

GAMING-NEVADA

    The ownership and operation of casino gaming facilities in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, "Nevada Act"); and (ii) various local ordinances and regulations. Promus' gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board"), the Clark County Liquor and Gaming Licensing Board ("CCLGLB"), the City of Reno ("Reno"), and the Douglas County Sheriff's Department ("Douglas"). The Nevada Commission, the Nevada State Gaming Control Board, the CCLGLB, Reno, and Douglas are collectively referred to as the "Nevada Gaming Authorities."

    The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on Promus' Nevada gaming operations.

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

    Promus has been found suitable to be the sole shareholder of Embassy, which in turn is a Registered Corporation (by virtue of being the obligor on certain outstanding debt securities) and has been found suitable to be the sole shareholder of Harrah's. Harrah's is registered as an intermediary company and has been found suitable to be the sole shareholder of Harrah's Club and Harrah's Laughlin, Inc. In addition to its gaming license, Harrah's Club is also licensed as a manufacturer and distributor of gaming devices, is registered as an intermediary company and has been found suitable to be the sole shareholder of Harrah's Las Vegas, Inc. Promus may not sell or transfer beneficial ownership of any of Embassy's voting securities without prior approval of the Nevada Commission.

    The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, Promus, Embassy or the Gaming Subsidiaries in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Gaming Subsidiaries must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of Promus and Embassy who are actively and directly involved in gaming activities of the Gaming Subsidiaries may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

    If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with Promus, Embassy or the Gaming Subsidiaries, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require Promus, Embassy or the Gaming Subsidiaries to terminate the employment of any person who refuses to file appropriate applications. According to the Nevada Act, determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

    Promus, Embassy and the Gaming Subsidiaries are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the Gaming Subsidiaries must be reported to, or approved by, the Nevada Commission.

    If it were determined that the Nevada Act was violated by the Gaming Subsidiaries, the gaming licenses they hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Gaming Subsidiaries, Promus, Embassy and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate Promus' gaming properties and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the Company's gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect Promus' gaming operations.

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

    Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. Promus is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with Promus, Embassy or the Gaming Subsidiaries, it: (i) pays that person any dividend or interest upon voting securities of Promus; (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;
(iii) pays remuneration in any form to that person for services rendered or otherwise; or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value. Additionally, the CCLGLB requires that any person who is required to be licensed or found suitable by the Nevada Commission must file a license application with the CCLGLB.

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

    Promus would normally be required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time, but instead, it has been required by the Nevada Commission to maintain its stock ledgers in its executive offices in Memphis, Tennessee which may be examined by the Nevada Board at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. Promus also is required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the Company's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement on Promus.

    Promus and Embassy may not make a public offering of their securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On April 21, 1994, the Nevada Commission granted Promus and Embassy prior approval to make offerings for a period of one year, subject to certain conditions ("Shelf Approval"). The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

    The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environmental for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Registered Corporation's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

    License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Gaming Subsidiaries' respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments. Nevada licensees that hold a license as an operator of a slot route, or a manufacturer's or distributor's license, also pay certain fees and taxes to the State of Nevada.

    Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees") and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

GAMING--NEW JERSEY

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

    The New Jersey Commission granted Marina a plenary casino license in connection with Harrah's Atlantic City in November 1981, and it has been renewed since then. In April 1994, the New Jersey Commission renewed the license for a two-year period and also found Promus, Embassy, Harrah's and Casino Holding Company to be qualified as holding companies of Marina.

GAMING--COLORADO

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

    The constitutional amendment gave the State of Colorado Limited Gaming Control Commission the power to tax up to forty percent (40%) of the adjusted gross proceeds received by a licensee from limited gaming. Effective October 1, 1994, the tax schedule for the gaming year (October 1, 1994 to September 30, 1995) is as follows:

                                                                    PERCENTAGE
ADJUSTED GROSS PROCEEDS                                                TAX
- -----------------------------------------------------------------   ----------
Up to $2,000,000.................................................        2%
$2,000,001 to $4,000,000.........................................        8%
$4,000,001 to $5,000,000.........................................       15%
$5,000,001 and over..............................................       18%

For the same gaming year, the State gaming device fee is Seventy-Five Dollars ($75) per gaming device for the year. In addition, local device fees are assessed by both Central City and Black Hawk. In Central City the current device fee is One Thousand Two Hundred Sixty-Five Dollars ($1,265) per device per year. In Black Hawk, Seven Hundred Fifty Dollars ($750) per device per year is the current device fee.

    Changes in this regulatory scheme could adversely affect the operation of the Colorado properties.

GAMING--LOUISIANA (NEW ORLEANS)

    An indirect subsidiary of Promus owns an approximate 53% interest in Harrah's Jazz Company, the partnership which has the contract (the "Casino Operating Contract") with the Louisiana Economic Development and Gaming Corporation (the "LEDGC") to operate the sole land-based casino (the "Gaming Facilities") in Louisiana. Under the Casino Operating Contract, Harrah's Jazz Company (the "Casino Operator") has the authority to engage a separate indirect subsidiary of Promus, Harrah's New Orleans Management Company (the "Casino Manager"), to manage the Gaming Facilities. The ownership and operation of the Gaming Facilities are subject to pervasive governmental regulation, including regulation by the LEDGC in accordance with the terms of the Louisiana Economic Development and Gaming Corporation Law (the "Gaming Act"), the rules and regulations promulgated thereunder from time to time, and the Casino Operating Contract.

    The LEDGC. The Gaming Act established the LEDGC as a special public purpose corporation to regulate land-based gaming in Louisiana. The Gaming Act provides that the LEDGC is not a state agency except as specifically provided therein, and none of its obligations is subject to or backed by the full faith and credit of the State of Louisiana. The affairs of the LEDGC are supervised by a nine member board of directors appointed by the governor and confirmed by the Louisiana Senate.

    LEDGC's Authority to Enter Into Casino Operating Contract. The Casino Operating Contract was entered into by the LEDGC pursuant to authority granted under the Gaming Act. Under the Casino Operating Contract, the Casino Operator can conduct gaming operations at a single official land-based gaming establishment located at the site of the Rivergate Convention Center. The term of the Casino Operating Contract is 20 years with one 10 year renewal option. Under the Casino Operating Contract, the Casino Operator is required to pay the LEDGC an initial payment of $125 million (the "Initial Payment") in installments. $5 million of the Initial Payment has been paid. The last installment of $120 million is due within 10 days after the opening date of the Temporary Casino. In addition to the Initial Payment, the Casino Operating Contract requires the Casino Operator to pay to the LEDGC a share of annual gross gaming revenues from the Permanent Casino equal to the greater of (a) $100 million or (b) a percentage of annual gross gaming revenue as follows:

         (i) 19% of gross gaming revenue up to and including $600 million; plus

        (ii) 20% of gross gaming revenue in excess of $600 million up to and including $700 million; plus

       (iii) 22% of gross gaming revenue in excess of $700 million up to and including $800 million; plus

        (iv) 24% of gross gaming revenue in excess of $800 million up to and including $900 million; plus

         (v) 25% of gross gaming revenue in excess of $900 million.

    Under the Gaming Act, the gaming activities that may be conducted, subject to the rule-making authority of the LEDGC, include any banking or percentage game that is played with cards, dice or any electronic, electrical or mechanical device or machine for money, property or any thing of value, but exclude lottery, bingo, charitable games, raffles, electronic video bingo, pull tabs, cable television bingo, wagering on dog or horse races, sports betting or wagering on any type of sports contest or event. The Gaming Act provides that the LEDGC shall adopt rules for the conduct of specific games and gaming operations, including the types of games to be conducted and the granting of credit to a patron.

    The Gaming Act provides that the LEDGC is authorized to permit the casino operator to conduct limited temporary gaming operations in Orleans Parish at a location designated by the casino operator and approved by the LEDGC. The compensation payable to the LEDGC from gaming operations at the Temporary Casino is 25% of gross gaming revenues with the remainder to the Casino Operator, the net proceeds therefrom after deducting operating expenses to be used to perform and complete the obligations of the Casino Operator as contained in the Casino Operating Contract. The Gaming Act requires that gaming operations at the Temporary Casino cease upon the commencement of gaming operations at the Permanent Casino.

    The Gaming Act requires the casino operator to agree to maintain its suitability at all times during the existence of the casino operating contract. The Gaming Act provides that the LEDGC has the right but is not required to set aside or renegotiate the provisions of the casino operating contract if the casino operator is voluntarily or involuntarily placed in bankruptcy, receivership, conservatorship or similar status.

    Regulations. Under the Gaming Act, the LEDGC has broad discretionary authority to regulate all aspects of the casino operator's operations, including the power to adopt administrative rules and regulations as may be necessary to carry out and implement its powers and duties, the conduct of gaming operations, and any other matters necessary or desirable for the efficient and effective operation of casino gaming or public convenience. The Gaming Act gives the LEDGC the power, among other things, to (i) investigate the qualifications of the gaming operator and each applicant for a license or permit, (ii) investigate violations of the Gaming Act and any rules and regulations promulgated thereunder, and any other incidents or transactions which it deems appropriate,
(iii) conduct hearings
and proceedings concerning, and review and inspections of, gaming operations and related activities, (iv) inspect and examine all premises, and all equipment or supplies thereon, where gaming activities are conducted or gaming devices or equipment are manufactured, sold, or distributed, and summarily seize and remove from such premises and impound any equipment or supplies for the purpose of examination and inspection, (v) audit the records of applicants and gaming operators respecting all revenues produced by any gaming operations, (vi) issue interrogatories and subpoenas, and (vii) monitor the conduct of all casino operators, licensees, permittees and other persons having a material involvement director or indirectly with a casino operator.

    The Rules and Regulations currently in effect address administrative matters, applications, licensing, permitting and suitability; vendor and junket representative licensing and registration; and minority participation. Additional rules and regulations addressing numerous other matters within the scope of its authority are being finalized.

    Issuance of Licenses and Permits. Under the Gaming Act, the LEDGC is required to issue licenses or permits to certain persons associated with gaming operations, including: (i) certain employees of the casino operator, (ii) certain manufacturers, distributors and suppliers of gaming devices; (iii) certain suppliers of goods or services; (iv) any person who furnishes services or property to the casino operator under an arrangement pursuant to which the person receives payments based on earnings, profits or receipts from gaming operations; and (v) any other persons deemed necessary by the LEDGC.

    The securing of the requisite licenses and permits under the Gaming Act is a prerequisite for conducting, operating or performing any activity regulated by the LEDGC or the Gaming Act. The Gaming Act provides that the LEDGC has full and absolute power to deny an application, or to limit, condition, restrict, revoke or suspend any license, permit or approval, or to fine any person licensed, permitted or approved for any cause specified in the Gaming Act or rules promulgated by the LEDGC. The Rules and Regulations provide that the LEDGC may take any of the foregoing actions with respect to any person licensed, permitted, or approved, or any person registered, found suitable, or holding a contract, for any cause deemed reasonable.

    The Gaming Act provides that it is the express intent, desire and policy of the legislature that no holder of the casino operating contract, applicant for a license, permit, contract or other thing existing, issue or let as a result of the Gaming Act shall have any right or action to obtain any license, permit, contract or the granting of the approval sought except as provided for and authorized by the Gaming Act. Any license, permit, contract, approval or thing obtained or issued pursuant to the provisions of the Gaming Act has been expressly declared by the legislature to be a pure and absolute revocable privilege and not a right, property or otherwise, under the constitutions of the United States or of the State of Louisiana. The Gaming Act also provides that no holder acquires any vested right therein or thereunder.

    Suitability. Under the Gaming Act, no person is eligible to receive a license or enter into a contract to conduct casino gaming operations unless, among other things, the LEDGC is satisfied the applicant is suitable. Suitability requires a demonstration by each applicant, by clear and convincing evidence, that, among other things, (i) he is a person of good character, honesty and integrity; (ii) his prior activities, criminal record, if any, reputation, habits and associations do not pose a threat to the public interest of the State or the regulation and control of casino gaming or create or enhance the dangers of unsuitable, unfair or illegal practices, methods and activities in the conduct of gaming or the carrying on of the business and financial arrangements incidental thereto; and (iii) he is capable of and is likely to conduct the activities for which a license or contract is sought. In addition, to be found suitable for purposes of the casino operating contract, the casino operator must demonstrate by clear and convincing evidence that: (a) it has or guarantees acquisition of adequate business competence and experience in the operation of casino gaming operations; (b) the proposed financing is adequate for the proposed operation and is from suitable sources; and (c) it has or is capable of and guarantees the obtaining of a bond or satisfactory financial guarantee of sufficient amount, as determined by the

LEDGC, to guarantee successful completion of and compliance with the casino operating contract or such other projects which are regulated by the LEDGC. The Rules and Regulations provide that an applicant shall release all claims and accept any risk of adverse publicity, embarrassment, criticism, or other action, or financial loss which may result or occur from action with respect to an application and expressly waive any claim for damages as a result thereof.

    Under the Gaming Act, the LEDGC may not award the casino operating contract or a license to a person disqualified on the basis of any of the following criteria: (i) failures of the applicant to prove suitability in accordance with the provisions of the Gaming Act; (ii) failure of the applicant to provide information and documentation material to a suitability determination, or providing untrue or misleading material information pertaining to the qualification criteria; (iii) conviction of, or plea of guilty or nolo contendere by, or current prosecution of, or pending charges in any jurisdiction against, the applicant, or of any person required to be qualified under the Gaming Act as a condition for a contract, for an offense punishable by imprisonment for more than one year; (iv) if the applicant is a corporation that is owned by a parent or other corporation or person, then the applicant shall be disqualified if any person owning more than 5% of the common stock of the parent corporation has been convicted of, or pled guilty or nolo contendere to, a felony offense; or (v) if the applicant is a corporation or other entity of which any individual holding 5% or more interest in the profits or loss has been convicted of, or pled guilty or nolo contendere to, an offense that at the time of conviction is punishable as a felony. The Rules and Regulations further provide that a license or contract shall not be granted to an applicant that has been found unsuitable or has been denied a gaming license or permit or has had a gaming license or permit suspended or revoked in another gaming jurisdiction, unless the LEDGC determines that such action is not contrary to the interest of the State. The Rules and Regulations provide that no person shall knowingly be or remain employed by the casino operator, nor shall they be licensed or receive a permit, if they are not current in filing all applicable tax returns and in the payment of all taxes, interest and penalties owed to the State of Louisiana and the Internal Revenue Service, with certain exceptions.

    The Rules and Regulations provide that the LEDGC may deny, revoke, suspend, limit, condition, or restrict any finding of suitability or application therefor upon the same grounds as it may take such action with respect to licensees and permittees, without exclusion of any other grounds. The Rules and Regulations provide that the LEDGC may further take such action on the grounds that the registrant or person found suitable is associated with, or is controlled by, or is under common control with, an unsuitable or disqualified person. The Rules and Regulations also provide that the LEDGC has full and absolute authority to deny the application, or to limit, condition or restrict any license, contract or finding of suitability.

    The LEDGC can find that the holder of any equity interest in, or debt securities issued by, the casino operator or its affiliated companies, must be found suitable to own such interest or securities. The Gaming Act provides that every person that has or controls more than a 5% ownership, income or profit interest in an entity that has or applies for a contract in accordance with the provisions of the Gaming Act or has the ability, in the opinion of the LEDGC, to exercise significant influence over the activities of the casino operator, must meet all suitability requirements and qualifications for licensees. The Gaming Act provides that the LEDGC may also issue, under penalty of revocation of a license, a condition of disqualification naming the person or persons and declaring that such person or persons may not: (i) receive dividends or interest on securities of the casino operator; (ii) exercise directly or indirectly, including through a trustee or nominee, a right conferred by securities of the casino operator; (iii) receive remuneration from the casino operator; (iv) receive any economic benefit from the casino operator; or (v) continue in an ownership or economic interest in a casino gaming operation contract or remain as a manager, officer, director or partner of the casino operator (collectively, "Ownership Benefits").

    Under the Rules and Regulations, if at any time the LEDGC finds that any person required to be and remain suitable has failed to demonstrate suitability, the LEDGC may, consistent with the Gaming Act and the casino operating contract, take any action that the LEDGC deems necessary to protect the public interest. The Rules and Regulations provide, however, that if a person associated with the casino operator or an affiliate, intermediary, or holding company thereof has failed to be found or remain suitable, the LEDGC shall not declare the casino operator or its affiliate, intermediary, or holding company, as the case may be, unsuitable as a result if such companies comply with the conditional licensing provisions, take immediate good faith action and comply with any order of the LEDGC to cause such person to dispose of its interest, and, before such disposition, ensure that the disqualified person does not receive any Ownership Benefits. The above safe harbor protections do not apply if: (i) the casino manager has failed to remain suitable, (ii) the casino operator engaged in a relationship with the unsuitable person and had actual or constructive knowledge of the wrongdoing causing the LEDGC's action, (iii) the casino operator is so tainted by such person that it affects the suitability standards contained in the Gaming Act and the Rules and Regulations.

    The Gaming Act provides that every person who is required to be found suitable has a continuing duty to maintain his suitability. The casino operator and all licensees, permittees, registrants and persons required to be qualified under the Gaming Act have a continuing duty to inform the LEDGC of any action that they believe would constitute a violation of the Gaming Act.

    Transfers. The sale, transfer, assignment, or alienation of a casino operating contract, or an interest therein, without the approval of the LEDGC, is prohibited. Also, the sale, transfer, assignment, pledge, alienation, disposition, public offering, or acquisition of securities that results in one person's owning 5% or more of the total outstanding shares issued by the casino operator is void as to such person without prior approval of the LEDGC. Failure to obtain prior approval by the LEDGC of a person acquiring 5% or more of the total outstanding shares of a licensee or 5% or more economic interest in the casino operator is grounds for cancellation of the casino operating contract or license suspension or revocation.

    Exclusive Contract. The Gaming Act provides that the casino operating contract is exclusive and no other official gaming establishment shall be contracted or licensed in Orleans Parish during the term of the casino operating contract. The Gaming Act also provides that, in the event that, at any time while the casino operating contract is in effect, one or more land-based casino gaming establishments in addition to the single casino gaming operation provided for by the Gaming Act is authorized to operate in Orleans Parish, the casino operator shall be relieved of the obligation to remit to the LEDGC the compensation required under the casino operating contract. Gaming operations upon riverboats in accordance with the Louisiana Riverboat Economic Development and Gaming Control Act, video poker operations authorized pursuant to the Video Draw Poker Devices Control Law, authorized charitable gaming activities, lottery games conducted pursuant to the provisions of the Louisiana Lottery Corporation Law and pari-mutuel wagering as authorized by the provisions of Chapter 4 of Title 4 of the Louisiana Revised Statutes of 1950 do not constitute the authorization of additional land-based casino gaming operations, which relieves the casino operator of payment of compensation to the LEDGC. The Company and the LEDGC dispute the effect of dockside riverboat gaming operations on the Company's payment obligations under the Gaming Act and the Casino Operating Contract. The Casino Operating Contract contains a detailed agreement on this issue.

    Priority to Louisiana Residents and Business; Minority Employment. The Gaming Act obligates the casino operator to give preference and priority to Louisiana residents, laborers, vendors and suppliers, except when not reasonably possible to do so without added expense, substantial inconvenience or sacrifice in operational efficiency. The Gaming Act further obligates the casino operator to give preference and priority to Louisiana residents in considering applicants for employment and requires that no less than 80% of the persons employed by the casino operator be Louisiana residents for at least one year immediately prior to employment.

    The Gaming Act requires that the casino operator and/or LEDGC adopt written policies, procedures, and regulations to allow the participation of businesses owned by minorities in all design, engineering, and construction contracts and/or projects to the maximum extent practicable. The Rules and Regulations provide that the casino operator and the casino manager must take the foregoing actions with respect to all design, engineering, construction, banking and maintenance contracts and any other projects initiated by the casino operator or casino manager. The Gaming Act further requires the casino operator, as nearly as practicable, to employ minorities consistent with the population of the State. The Rules and Regulations extend this obligation to the casino manager as well. The Rules and Regulations provide that if at any time the LEDGC shall conclude that the casino operator or the casino manager is conducting itself in a manner inconsistent with the requirements of Louisiana law or the Rules and Regulations, the LEDGC may take enforcement action, including fines and the imposition of a plan that the LEDGC determines meets the objectives of the Gaming Act and the Rules and Regulations.

    Limits on Restaurant, Lodging, Retail Operations. The Gaming Act provides that the casino operator shall not: (i) offer seated restaurant facilities with table food service for patrons, but may offer limited cafeteria style food services for employees and patrons as provided by rule of the LEDGC, provided, however, that no food may be given away or subsidized within the official gaming establishment by the casino operator or any licensee, and no facility for food service shall exceed seating for 250 persons; (ii) offer lodging in the official gaming establishment, nor engage in any practice or enter into any business relationships to give any hotel, whether or not affiliated with the casino operator, any advantage or preference not available to all similarly situated hotels; (iii) engage in such activities as are prohibited by the casino operating contract; (iv) engage in the sale of products that are not directly related to gaming; or (v) cash or accept in exchange for the purchase of tokens, chips or electronic cards an identifiable employee payroll check. Any contract between the casino operator and any hotel or lodging facilities must be submitted to the LEDGC for approval prior to entering into the contract.

    Rights of Holders of Security Interest. The Gaming act authorizes the LEDGC to provide for the protection of the rights of holders of security interests in both immovable property and movable property used in or related to casino gaming operations ("Gaming Collateral") and to provide for the continued operation of the official gaming establishment during the period of time that a lender, as a holder of a security interest, seeks to enforce its security interest in such property. In connection therewith, the Gaming Act provides that the holder of a security interest in Gaming Collateral may receive payments from the owner or lessee of such property out of the proceeds of casino gaming operations received by the owner or lessee, and, the holder of the security interest may be exempt from the licensing requirements of the Gaming Act with respect to such payments if the transaction(s) giving rise to such payments have been approved in advance by the LEDGC and complies with all rules and regulations of the LEDGC and the LEDGC determines the holder to be suitable.

    Under the Gaming Act, a holder of a security interest in a gaming device who asserts the right to ownership or possession of the encumbered property may be granted a one-time, nonrenewable, provisional contract for a maximum of 90 days for the sole purpose of acquiring ownership or possession for resale to a licensed or approved person, all in accordance with rules and regulations to be promulgated by the LEDGC. The license or contract shall not authorize the holder to operate the gaming device or to utilize the property in gaming activities.

    If the holder of a security interest in immovable property comprising the official gaming establishment wishes to continue the operation of the official gaming establishment during and after the filing of a suit to enforce the security interest, the Gaming Act provides that the holder of the security interest must name the LEDGC as a nominal defendant in such suit and request the appointment of a receiver from among the persons on a list maintained by the LEDGC. Upon proof of the debtor's default under the security instrument and the holder's right to enforce the security interest, the court shall appoint a person from the LEDGC's list as a receiver of the official gaming establishment. Upon appointment of the receiver, the Gaming Act requires the receiver to furnish a fidelity bond in favor of the security interest holder, the owner or lessee of the official gaming establishment and the LEDGC in an amount to be set by the court after consultation with the LEDGC and all parties. The Gaming Act requires the LEDGC to issue to the receiver a one-time, nonrenewable, provisional contract to continue gaming operations until the receivership is terminated. The receiver is considered to have all the rights and obligations of the casino operator under the casino operating contract. The holder of the security interest provoking the appointment of a receiver under the Gaming Act is required to pay the cost of the receiver's bond and the cost of operating the official gaming establishment or gaming operator during the term of receivership to the extent that such costs exceed available revenues, in accordance with the rules and regulations of the LEDGC. The Gaming Act further provides that the fees of the receiver and the authority for expenditures of the receiver are to be established by rules and regulations of the LEDGC.

    The Gaming Act provides that a receivership must terminate upon: (i) the sale of the property subject to receivership to a duly approved or authorized person; (ii) the payment in full of all obligations due to the holder of the security interest in the property subject to the receivership; (iii) an agreement for termination of the receivership signed by the holder of the security interest and the debtor, and approved by the LEDGC and the court; or,
(iv) the lapse of five years from the date of the initial appointment of the receiver. Under the Gaming Act, a receivership may also be terminated by notice from the holder of the security interest who provoked the receivership addressed to the court and the LEDGC of its intention to withdraw its financial support of the receivership at a specified time not less than 90 days from the date of the notice. In the event of such notice, the Gaming Act provides that the holder of the security interest giving the notice will not be responsible for any costs or expenses of the receivership after the date specified in the notice; except for reasonable costs and fees of the receiver in concluding the receivership, and the costs of a final accounting.

GAMING--ILLINOIS

    The ownership and operation of a gaming riverboat in Illinois is subject to extensive regulation under Illinois gaming laws and regulations. A five-member Illinois Gaming Board is charged with such regulatory authority, including the issuance of riverboat gaming licenses not to exceed ten in number. The granting of an owner's license involves a preliminary approval procedure in which the Illinois Gaming Board issues a finding of preliminary suitability to a license applicant and effectively reserves a gaming license for such applicant. The Board has issued all ten licenses or findings of preliminary suitability. Des Plaines Development Limited Partnership, of which 80% is owned by Harrah's Illinois Corporation, received an owner's license in 1993. Harrah's Illinois Corporation also holds a supplier's license, which entitles it to manage the Joliet riverboats for the partnership for a fee and lease one of the riverboats to the partnership.

    To obtain an owner's license (and a finding of preliminary suitability), applicants must submit comprehensive application forms, be fingerprinted and undergo an extensive background investigation by the Illinois Gaming Board.

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

    A holder of a license is subject to the imposition of fines, suspension or revocation of its license for any act that is injurious to the public health, safety, morals, good order, and general welfare of the people of the state of Illinois, or that would discredit or tend to discredit the Illinois gaming industry or the state of Illinois, including without limitation: (i) failing to comply with or make provision for compliance with the legislation, the rules promulgated thereunder or any federal, state or local law or regulation; (ii) failing to comply with any rule, order or ruling of the Illinois Gaming Board or its agents pertaining to gaming; (iii) receiving goods or services from a person or business entity who does not hold a supplier's license but who is required to hold such license by the rules; (iv) being suspended or ruled ineligible or having a license revoked or suspended in any state or gaming jurisdiction; (v) associating with, either socially or in business affairs, or employing persons of notorious or unsavory reputation or who have extensive police records, or who have failed to cooperate with any official constituted investigatory or administrative body and would adversely affect public confidence and trust in gaming; and (vi) employing in any Illinois riverboat's gaming operation any person known to have been found guilty of cheating or using any improper device in connection with any game.

    An ownership interest in a license or in a business entity, other than a publicly held business entity which holds an owner's license, may not be transferred without approval of the Illinois Gaming Board. In addition, an ownership interest in a license or in a business entity, other than a publicly held business entity, which holds either directly or indirectly an owner's license, may not be pledged as collateral without approval of the Illinois Gaming Board.

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

    Riverboat cruises are limited to a duration of four hours, and no gaming may be conducted while the boat is docked, with the exceptions: (i) of 30-minute time periods at the beginning of and at the end of a cruise while the passengers are embarking and debarking (total gaming time is limited to four hours, however, including the pre- and post-docking periods); and (ii) when weather or mechanical problems prevent the boat from cruising. Minimum and maximum wagers on games are set by the licensee and wagering may be conducted only with a cashless wagering system, whereby money is converted to tokens, electronic cards or chips which can only be used for wagering. No person under the age of 21 is permitted to wager, and wagers may only be taken from a person present on a licensed riverboat. With respect to electronic gaming devices, the payout percentage may not be less than 80% nor more than 100%.

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

GAMING--MISSISSIPPI

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

    The Mississippi Act requires that a person (including any corporation or other entity) be licensed to conduct gaming activities in the State of Mississippi. A license will be issued only for a specified location which has been approved in advance as a gaming site by the Mississippi Commission. Harrah's Tunica Corporation and Harrah's Vicksburg Corporation, indirect subsidiaries of Promus, are licensed to operate riverboat casinos in Tunica and Vicksburg, Mississippi, respectively. In addition, a parent company of a company holding a license must register under the Mississippi Act. Promus and certain of its subsidiaries are registered with the Mississippi Commission.

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

    Each gaming licensee must pay a license fee to the State of Mississippi based upon "gaming receipts" (generally defined as gross receipts less payouts to customers as winnings). The license fee equals four percent of gaming receipts of $50,000 or less per month, six percent of gaming receipts over $50,000 and up to $134,000 per month, and eight percent of gaming receipts over $134,000. The foregoing license fees are allowed as a credit against Mississippi State income tax liability for the year paid. A gaming operator may also be subject to local, municipal or county taxes equal to one-tenth of the license fee due to the State of Mississippi, as set forth above (.4 percent, .6 percent and .8 percent, respectively). An additional license fee, based upon the number of games conducted or planned to be conducted on the gaming premises, is payable to the State of Mississippi annually in advance. In addition to the state and local fees imposed under the Mississippi Act, taxes and fees also may be assessed by municipalities and counties in amounts varying from jurisdiction to jurisdiction. Warren County and the City of Vicksburg have the authority to impose taxes on gaming receipts in an amount up to 3.2 percent in the aggregate.

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

    Any person who, directly or indirectly, or in association with others, acquires beneficial ownership of more than 5% of the Common Stock of Promus must notify the Mississippi Commission of this acquisition. Regardless of the amount of securities owned, any person who has any beneficial ownership in the Common Stock of Promus may be required to be found suitable if the Mississippi Commission has reason to believe that such ownership would be inconsistent with the declared policies of the State of Mississippi. Any person who is required to be found suitable must apply for a finding of suitability from the Mississippi Commission within 30 days after being requested to do so, and must deposit a sum of money which is adequate to pay the anticipated investigatory costs associated with such finding. Any person who is found not to be suitable by the Mississippi Commission shall not be permitted to have any direct or indirect ownership in Promus' Common Stock. Any person who is required to apply for a finding of suitability and fails to do so, or who fails to dispose of his or her interest in Promus' Common Stock if found unsuitable, is guilty of a misdemeanor. If a finding of suitability with respect to any person is not applied for where required, or if it is denied or revoked by the Mississippi Commission, Promus is not permitted to pay such person for services rendered, or to employ or enter into any contract with such person.

    Promus is required to maintain current stock ledgers in the State of Mississippi which may be examined by a representative of the Mississippi Commission at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. Promus also is required to render maximum assistance in determining the identity of the beneficial owner.

    Because Promus is licensed to conduct gaming in the State of Mississippi, neither Promus nor any subsidiary may engage in gaming activities in Mississippi while also conducting gaming operations outside of Mississippi without approval of the Mississippi Commission. The Mississippi Commission has approved the conduct of gaming in all jurisdictions in which Promus had ongoing operations or approved projects as of November 1994, but will need to approve any other future gaming operations outside of Mississippi. There can be no assurance that such approvals can be obtained. The failure to obtain such approvals could have a materially adverse effect on Promus.

GAMING--LOUISIANA (RIVERBOAT)

    The ownership and operation of a gaming riverboat in Louisiana is subject to extensive regulation under Louisiana gaming laws and regulations. A seven-member Riverboat Gaming Commission ("Commission") and the Riverboat Gaming Enforcement Division ("Division"), a part of the Louisiana State Police, are charged with such regulatory authority, including the issuance of riverboat gaming licenses. The number of licenses to conduct gaming on a riverboat is limited by statute to fifteen. No more than six licenses may be granted for the operation of gaming activities on riverboats in any one parish (county). In general, riverboat gaming in Louisiana can be conducted legally only on approved riverboats that cruise with certain exceptions including exceptions for certain portions of the Red River where riverboats can be continuously docked. Harrah's Shreveport Investment Company, Inc. an indirect subsidiary of Promus, is the general partner of, and owns 99% of, Red River Entertainment of Shreveport Partnership in Commendam, a Louisiana partnership which was granted a gaming license in April, 1994, to operate a continuously docked gaming riverboat. The riverboat is managed by Harrah's Shreveport Management Company, Inc., another subsidiary, pursuant to an agreement with the Partnership.

    To obtain a gaming license, applicants must obtain certain Certificates of Approval from the Commission and submit comprehensive application forms, be fingerprinted and undergo an extensive background investigation by the Division. An applicant is ineligible to receive a gaming license if the applicant has not established good character, honesty and integrity. Each license granted entitles a licensee to operate a riverboat and equipment thereon from a specific location. The duration of the license initially runs for five years; renewals are for one year terms. In determining whether to grant a license, the Division considers: (i) the good character, honesty and integrity of the applicant; (ii) the applicant's ability to conduct gaming operations; (iii) the adequacy and source of the applicant's financing; (iv) the adequacy of the design documents submitted; (v) the docking facilities to be used; (vi) applicant's plan to recruit, train, and upgrade minorities in employment and to provide for minority-owned business participation.

    A holder of a license is subject to the imposition of penalties, suspension or revocation of its license for any act that is injurious to the public health, safety, morals, good order, and general welfare of the people of the state of Louisiana, or that violates the gaming laws and regulations.

    The transfer of a license or an interest in a license is prohibited. In addition, an ownership interest of five percent (5%) or more in a business entity which holds a gaming license may not be sold, assigned, transferred or pledged without the Division's approval.

    No person may be employed as a gaming employee unless such person holds a gaming employee permit issued by the Division. In addition, the Division issues suppliers licenses which authorize the supplier licensee to sell or lease gaming equipment and supplies to any licensee.

    Minimum and maximum wagers on games are set by the licensee and wagering may be conducted only with a cashless wagering system, whereby all money is converted to tokens, electronic cards, or chips used only for wagering in the gaming establishment. No person under the age of 21 is permitted to wager, and wagers may only be taken from a person present on a licensed riverboat.

    The legislation imposes a franchise fee for the right to operate on Louisiana waterways of 15% of net gaming proceeds and a license fee of $50,000 (first year) and $100,000 (subsequent years) plus 3 1/2% of net gaming proceeds. All fees are paid to the Division. In addition, the legislation authorizes local governing authorities the power to levy an admission fee up to $2.50 for each person boarding the riverboat. Currently that amount is paid by the license holder.

GAMING--MISSOURI

    The ownership and operation of a gaming riverboat in Missouri is subject to extensive regulation under Missouri gaming laws and regulations. A five-member Missouri Gaming Commission ("Commission") is charged with such regulatory authority, including the issuance of riverboat gaming licenses. Harrah's North Kansas City Corporation, an indirect subsidiary of Promus, has been issued a license to conduct riverboat gaming by the Commission. Gaming in Missouri can be conducted legally only on either excursion gambling boats or floating facilities approved by the Commission on the Mississippi and Missouri Rivers. Unless permitted to be continuously docked by the Commission for certain stated reasons, including safety, excursion gambling boats must cruise. The Commission has approved dockside gaming for the Company's riverboat in North Kansas City.

    To obtain a gaming license, applicants must submit comprehensive application forms, be fingerprinted and undergo an extensive background investigation by the Commission. An applicant is ineligible to receive an owner's license if the applicant has not established good reputation and moral character or if the applicant, any of its officers, directors or managerial employees or any person who participates in the management or operation of gaming operations has been convicted of a felony. There are separate licenses for owners and operators of riverboat gambling operations, which can be applied for and held concurrently. Each license granted entitles a licensee to own and/or operate an excursion gambling boat and equipment thereon from a specific location. The duration of the license initially runs for two one-year terms followed by two-year terms. The Commission also licenses the serving of alcoholic beverages on riverboats and adjacent facilities. All local income, earnings, use, property and sales taxes are applicable to licensees.

    In determining whether to grant a license, the Commission considers: (i) the integrity of the applicants; (ii) the types and variety of games to be offered;
(iii) the quality of the physical facility, together with improvements and equipment, and how soon the project will be completed; (iv) the financial ability of the applicant to develop and operate the facility successfully; (v) the status of governmental actions required for the facility; (vi) management ability of the applicant; (vii) compliance with applicable laws, rules, charters, and ordinances; (viii) the economic, ecological and social impact of the facility as well as the cost of public improvements; (ix) the extent of public support or opposition; (x) the plan adopted by the home dock city or county; and (xi) effects on competition.

    A holder of a license is subject to the imposition of penalties, suspension or revocation of its license for any act that is injurious to the public health, safety, morals, good order, and general welfare of the people of the state of Missouri, or that would discredit or tend to discredit the Missouri gaming industry or the state of Missouri, including without limitation: (i) failing to comply with or make provision for compliance with the legislation, the rules promulgated thereunder or any federal, state or local law or regulation; (ii) failing to comply with any rules, order or ruling of the Commission or its agents pertaining to gaming; (iii) receiving goods or services from a person or business entity who does not hold a supplier's license but who is required to hold such license by the legislation or the rules; (iv) being suspended or ruled ineligible or having a license revoked or suspended in any state or gaming jurisdiction; (v) associating with, either socially or in business affairs, or employing persons of notorious or unsavory reputation or who have extensive police records, or who have failed to cooperate with any official constituted investigatory or administrative body and would adversely affect public confidence and trust in gaming; (vi) employing in any Missouri gaming operation any person known to have been found guilty of cheating or using any improper device in connection with any game; (vii) use of fraud, deception, misrepresentation or bribery in securing any license or permit issued pursuant to the legislation; (viii) obtaining any fee, charge, or other compensation by fraud, deception or misrepresentation; and (ix) incompetence, misconduct, gross negligence, fraud, misrepresentation or dishonesty in the performance of the functions or duties regulated by the legislation.

    An ownership interest in a license or in a business entity, other than a publicly held business entity which holds an owner's license, may not be transferred without the approval of the Commission. In addition, an ownership interest in a license or in a business entity, other than a publicly held business entity, which holds either directly or indirectly an owner's license, may not be pledged as collateral to other than a regulated bank or saving and loan association without the Commission's approval.

    Every employee participating in a riverboat gaming operation must hold an occupational license which permits the holder to perform only activities included within such holder's level of occupation license or any lower level of occupation license. In addition, the Commission will issue suppliers licenses which authorize the supplier licensee to sell or lease gaming equipment and supplies to any licensee involved in the ownership and management of gaming operations.

    Even if continuously docked, licensed riverboats must establish and abide by a cruise schedule. Riverboat cruises are required to be a minimum of two hours and a maximum of four hours. For the Company's riverboat in North Kansas City, MO, which is continuously docked, passengers may board the riverboat for a 45-minute period at the beginning of a cruise. They may disembark at any time. There is a maximum loss per person per cruise of $500. Minimum and maximum wagers on games are set by the licensee and wagering may be conducted only with a cashless wagering system, whereby money is converted to tokens, electronic cards or chips which can only be used for wagering. No person under the age of 21 is permitted to wager, and wagers may only be taken from a person present on a licensed excursion gambling boat.

    The legislation imposes a 20% wagering tax on adjusted gross receipts from gambling games. The tax imposed is to be paid by the licensed owner to the Commissioner on the day after the day when the wagers were made. Of the proceeds of that tax, 10% goes to the local government where the home dock is located, and the remainder goes to the state education assistance fund.

    The legislation also requires that licensees pay a $2.00 admission tax for each person admitted to a gaming cruise. Of this admission tax, the host municipality or county receives $1.00. The licensed owner is required to maintain public books and records clearly showing amounts received from admission fees, the total amount of gross receipts and the total amount of adjusted gross receipts.

INDIAN GAMING

    The terms and conditions of management contracts and the operation of casinos and all gaming on Indian land in the United States are subject to the Indian Gaming Regulatory Act of 1988 ("IGRA"), which is administered by the National Indian Gaming Commission ("NIGC"). IGRA is subject to interpretation by the Secretary and NIGC and may be subject to judicial and legislative clarification or amendment.

    IGRA requires NIGC to approve management contracts and certain collateral agreements. All contracts relating to Harrah's Phoenix Ak-Chin casino were approved by the NIGC. The NIGC will not approve a management contract if a director or a 10% shareholder of the management company: (i) is an elected member of the Indian tribal government which owns the facility purchasing or leasing the games; (ii) has been or is convicted of a felony gaming offense;
(iii) has knowingly and willfully provided materially false information to the NIGC or the tribe; (iv) has refused to respond to questions from the NIGC; or
(v) is a person whose prior history, reputation and associations pose a threat to the public interest or to effective gaming regulation and control, or create or enhance the chance of unsuitable activities in gaming or the business and financial arrangements incidental thereto. In addition, the NIGC will not approve a management contract if the management company or any of its agents have attempted to unduly influence any decision or process of tribal government relating to gaming, or if the management company has materially breached the terms of the management contract or the tribe's gaming ordinance, or a trustee, exercising due diligence, would not approve such management contract.

    A management contract can be approved only after NIGC determines that the contract provides, among other things, for: (i) adequate accounting procedures and verifiable financial reports, which must be furnished to the tribe; (ii) tribal access to the daily operations of the gaming enterprise, including the right to verify daily gross revenues and income; (iii) minimum guaranteed payments to the tribe, which must have priority over the retirement of development and construction costs; (iv) a ceiling on the repayment of such development and construction costs and (v) a contract term not exceeding five years and a management fee not exceeding 30% of net revenues (as determined by the NIGC); provided that the NIGC may approve up to a seven year term and a management fee not to exceed 40% of net revenues if NIGC is satisfied that the capital investment required, and the income projections for the particular gaming activity justify the larger profit allocation and longer term.

    IGRA established three separate classes of tribal gaming--Class I, Class II and Class III. Class I includes all traditional or social games played by a tribe in connection with celebrations or ceremonies. Class II gaming includes games such as bingo, pulltabs, punchboards, instant bingo and non-banked card games (those that are not played against the house), such as poker. Class III gaming is casino-style gaming and includes banked table games such as blackjack, craps and roulette, and gaming machines such as slots, video poker, lotteries and parimutuel wagering. Harrah's Phoenix Ak-Chin provides both Class II and III gaming.

    IGRA prohibits substantially all forms of Class III gaming unless the tribe has entered into a written agreement with the host state that specifically authorizes the types of commercial gaming the tribe may offer (a "tribal-state compact"). IGRA requires states to negotiate in good faith with tribes that seek tribal-state compacts and grants Indian tribes the right to seek a federal court order to compel such negotiations. Many states have refused to enter into such negotiations. Tribes in several states have sought federal court orders to compel such negotiations. However, some courts have held that the Eleventh Amendment to the United States Constitution immunizes states from suit by Indian tribes in federal court without the state's consent. If Indian tribes are unable to compel states to negotiate tribal-state compacts, the Company may not be able to develop and manage casinos offering Class III games in states that refuse to enter into tribal-state compacts.

    The State of Arizona has entered into a tribal-state compact with the Ak-Chin Indian Community, and the State of Washington has entered into a tribal-state compact with the Upper Skagit Indian Tribe. Accordingly, the Company does not believe that the operations of Harrah's Phoenix Ak-Chin or the proposed operations at Harrah's Upper Skagit will be affected by these court decisions. These compacts provide that the gaming agencies in each state are to conduct background investigations and certify the suitability of the manager, its officers, directors, and key employees to conduct gaming on tribal lands. The Company received such certification from the Arizona gaming authorities prior to opening the Phoenix Ak-Chin casino. The Pala Band of Mission Indians will need to enter into a tribal-state compact with the State of California prior to conducting Class III gaming. (The casino which the Company plans to manage will offer Class II gaming until such tribal-state compact is agreed upon). There can be no assurance that the Pala Band and the State of California will enter into a mutually acceptable tribal-state compact.

    Title 25, Section 81 of the United States Code states that "no agreement shall be made by any person with any tribe of Indians, or individual Indians not citizens of the United States, for the payment or delivery of any money or other thing of value . . . in consideration of services for said Indians relative to their lands . . . unless such contract or agreement be executed and approved" by the Secretary of the Interior (the "Secretary") or his or her designee. An agreement or contract for services relative to Indian lands which fails to conform with the requirements of Section 81 will be void and unenforceable. All money or other thing of value paid to any person by any Indian or tribe for or on his or their behalf, on account of such services, in excess of any amount approved by the Secretary or his or her authorized representative will be subject to forfeiture. The Company believes that it has complied with the requirements of section 81 with respect to its management contract for Harrah's Phoenix Ak-Chin and intends to comply with Section 81 with respect to proposed Upper Skagit, Pala Band and any other contract to manage casinos located on Indian land in the United States.

    Indian tribes are sovereign nations with their own governmental systems, which have primary regulatory authority over gaming on land within the tribes' jurisdiction. Therefore, persons engaged in gaming activities, including the Company, are subject to the provisions of tribal ordinances and regulations on gaming. These ordinances are subject to review by NIGC under certain standards established by IGRA. NIGC may determine that some or all of the ordinances require amendment, and that additional requirements, including additional licensing requirements, may be imposed on the Company. The Company has received no such notification regarding the Ak-Chin casino. The possession of valid licenses from the Ak-Chin Indian Community is an ongoing condition of the Ak-Chin Agreement.

GAMING--OTHER

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

                       FUEL SHORTAGES AND COSTS; WEATHER

    Although gasoline supplies are now in relative abundance, gasoline shortages and price increases may have adverse effects on the hotel business of Promus. The business of Harrah's is also sensitive to the cost and availability of gasoline. Access to the Lake Tahoe and Reno areas of northern Nevada, Atlantic City, New Jersey and the Colorado properties may be restricted from time to time during the winter months by adverse weather conditions which can cause road closures. Such closures have at times adversely affected operating results at Harrah's Lake Tahoe, Harrah's Reno, Bill's Lake Tahoe Casino and Harrah's Atlantic City.

                               EMPLOYEE RELATIONS

    Promus, through its subsidiaries, has approximately 28,500 employees. Labor relations with employees are good.

    Promus' subsidiaries have collective bargaining agreements covering approximately 3,000 employees. These agreements relate to certain casino, hotel and restaurant employees at Harrah's Atlantic City and Harrah's Las Vegas. Approximately 2,500 of these 3,000 employees are covered by collective bargaining agreements expiring in 1997.

ITEM 3. LEGAL PROCEEDINGS.

    Bass Public Limited Company, Bass International Holdings N.V., Bass (U.S.A.) Incorporated, Holiday Corporation and Holiday Inns, Inc. (collectively "Bass")
v. The Promus Companies Incorporated ("Promus"). A complaint was filed in the United States District Court for the Southern District of New York against Promus on February 6, 1992, under Civil Action No. 92 Civ. 0969 (SWK). On March 17, 1995, the Company signed a settlement agreement (the "Settlement") with Bass that will settle all claims and counterclaims in this litigation (including the resolution of certain tax issues). The Settlement is subject to approval of the court. As a result of the Settlement, $53.4 million has been charged against the Company's 1994 earnings, including $4.3 million for legal fees previously reported in corporate expense.

    Certain tax matters. In connection with the 1990 spin-off (the "1990 Spin-off") of Promus and acquisition of the Holiday Inn hotel business by Bass, Promus was liable, with certain exceptions, for taxes of Holiday and its subsidiaries for all pre-1990 Spin-off tax periods. Bass was obligated under the terms of the Tax Sharing Agreement to pay Promus the amount of any tax benefits realized by Holiday as a result of adjustments to pre-1990 Spin-off tax periods of Holiday and its subsidiaries. All examinations for tax years prior to 1987 have been completed and any taxes and related interest regarding those years have been paid. A protest of all unagreed issues for the IRS examination of 1987 through the 1990 Spin-off date was filed with the IRS during the third quarter of 1993 and negotiations to resolve disputed issues continue.

    Under the terms of the Settlement between Bass and the Company, the Tax Sharing Agreement will be terminated. Pursuant to the Settlement, the Company will remain obligated for certain tax issues related to Promus' subsidiaries for pre-1990 Spin-off tax periods and for certain other items related to the final resolution of the disputed issues for 1987 through the 1990 Spin-off date. Final resolution of the disputed issues is not expected to have a material adverse effect on Promus' consolidated financial position or its results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not Applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                                                POSITIONS AND OFFICES HELD AND PRINCIPAL
        NAME AND AGE                         OCCUPATIONS OR EMPLOYMENT DURING PAST 5 YEARS
- ------------------------------------  ------------------------------------------------------------

Michael D. Rose (53)................  Chairman of the Board of Promus since November 1989. Chief
                                        Executive Officer (1989-1994) and President (1989-1991) of
                                        Promus. Mr. Rose also is a director of Ashland Oil, Inc.,
                                        First Tennessee National Corporation and General Mills,
                                        Inc.

Philip G. Satre (45)................  Director since 1989, President since April 1991 and Chief
                                        Executive Officer since April 1994 of Promus. Chief
                                        Operating Officer (1991-1994) and Senior Vice President
                                        (1989-1991) of Promus. President (since 1984) and Chief
                                        Executive Officer (1984-1991) of Harrah's. He is a member
                                        of the Executive Committee of Harrah's Jazz Company and a
                                        director of Harrah's Jazz Finance Corp.

John M. Boushy (40).................  Senior Vice President, Information Technology and Corporate
                                        Marketing Services of Promus since June 1993. Vice
                                        President, Strategic Marketing of Harrah's April 1989 to
                                        June 1993.


Charles A. Ledsinger, Jr. (45)......  Senior Vice President and Chief Financial Officer of Promus
                                        since August 1990. Treasurer of Promus from November 1989
                                        to February 1991. Vice President of Promus from November
                                        1989 to August 1990. He also is a director of Perkins
                                        Management Company, Inc., a privately-held general partner of Perkins Family Restaurants, L.P., a publicly-traded
                                        limited partnership.

Ben C. Peternell (49)...............  Senior Vice President, Corporate Human Resources and
                                        Communications of Promus since November 1989.

Colin V. Reed (47)..................  Senior Vice President, Corporate Development of Promus since
                                        May 1992. Vice President, Corporate Development of Promus
                                        from November 1989 to May 1992. He also is a director of
                                        Sodak Gaming, Inc. He is also a member of the Executive
                                        Committee of Harrah's Jazz Company and a director of
                                        Harrah's Jazz Finance Corp.

E. O. Robinson, Jr. (55)............  Senior Vice President and General Counsel of Promus since
                                        April 1993 and Secretary of Promus since November 1989.
                                        Vice President and Associate General Counsel of Promus
                                        from November 1989 to April 1993.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

    The Company's Common Stock is listed on the New York Stock Exchange and traded under the ticker symbol "PRI". The stock is also listed on the Midwest Stock Exchange, the Pacific Stock Exchange and the Philadelphia Stock Exchange.

    The following table sets forth the high and low price per share of the Company's Common Stock for the last two years:

                                                           HIGH        LOW
                                                           ----        ---
1993*
  First Quarter.........................................    25         17 15/32
  Second Quarter........................................    32         22 29/32
  Third Quarter.........................................    53 31/32   31 11/32
  Fourth Quarter........................................    55         39

1994
  First Quarter.........................................    55 1/4     36 1/2
  Second Quarter........................................    41         27 1/8
  Third Quarter.........................................    38         27 3/4
  Fourth Quarter........................................    34 1/8     25 7/8

- ------------

* Retroactively adjusted for stock splits that occurred in 1993.

    The approximate number of holders of record of the Company's Common Stock as of January 31, 1995, is as follows:

                                                            APPROXIMATE NUMBER
                                                              OF HOLDERS OF
    TITLE OF CLASS                                                RECORD
- ---------------------------------------------------------   ------------------
Common Stock, Par Value $0.10 per share..................           16,993

    The Company does not presently intend to declare cash dividends. The terms of the Company's Bank Facility substantially limit the Company's ability to pay cash dividends on Common Stock and limitations are also contained in agreements covering other debt of the Company. See "Management's Discussion and Analysis--Intercompany Dividend Restriction" on page 49 herein and Note 16 to the financial statements on page 74 herein. When permitted under the terms of the Bank Facility and the other debt, the declaration and payment of dividends is at the discretion of the Board of Directors of the Company. The Board of Directors of the Company intends to reevaluate its dividend policy in the future in light of the Company's results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA.

    See the information for the years 1990 through 1994 set forth under "Selected Financial and Statistical Data" on page 50 herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Since its creation on February 7, 1990, The Promus Companies Incorporated (Promus) has been a leader in the hospitality industry, operating four major brands: Harrah's, one of the premier names in the casino entertainment industry, and Embassy Suites, Hampton Inn and Homewood Suites, each leading hotel brands. On January 30, 1995, Promus announced a planned spin-off, expected to be completed by the end of second quarter 1995, that will split the Company into two independent public corporations, one for conducting its casino entertainment business and one for conducting its hotel business. Promus, which is expected to be renamed Harrah's Entertainment, Inc., will retain ownership of the casino entertainment business. Promus' hotel operations will be transferred to a new entity, expected to be named Promus Hotel Corporation (PHC), the stock of which is to be distributed to Promus' stockholders on a one-for-two basis (the PHC Spin-off).

    As a result of this announcement, Promus' historical financial statements have been restated to reflect the hotel business as discontinued operations. The PHC Spin-off is subject to a number of conditions, including regulatory, bondholder, bank lender and other third-party consents, receipt of an opinion from outside legal counsel regarding the tax-free status of the transaction, market conditions, final approval of the Board of Directors and stockholder approval.

RESULTS OF OPERATIONS

Overall

                                                                                      PERCENTAGE
                                                                                 INCREASE/(DECREASE)
                                                                                ----------------------
(IN MILLIONS, EXCEPT EARNINGS PER SHARE)        1994        1993       1992      94 VS 93     93 VS 92
                                              --------    --------    ------    ----------    --------
Revenues...................................   $1,339.4    $1,020.6    $894.4      31.2%          14.1%
Operating income...........................      269.2       210.0     161.0      28.2%          30.4%
Income from continuing operations..........       50.0        74.9      49.6     (33.2)%         51.0%
Earnings from discontinued hotel
operations.................................       36.3        16.9       1.8     114.8%         838.9%
Net income.................................       78.4        86.3      52.5      (9.2)%         64.4%
Earnings per share
  Continuing operations....................       0.49        0.73      0.49     (32.9)%         49.0%
  Discontinued operations..................       0.35        0.16      0.02     118.8%         700.0%
  Net income...............................       0.76        0.84      0.52      (9.5)%         61.5%
Operating margin...........................       20.1%       20.6%     18.0%     (0.5)pts        2.6pts

    Promus' operating results include the combined results of its ownership and/or management of 15 casino entertainment properties located in Arizona, Colorado, Illinois, Louisiana, Mississippi, Missouri, Nevada and New Jersey. Most of 1994's growth occurred within the riverboat division as Promus entered new gaming markets. In January 1994, Harrah's opened a second riverboat casino in Joliet, Illinois. Harrah's also opened new riverboat casinos in Shreveport, Louisiana and North Kansas City, Missouri in April and September, respectively. Harrah's Phoenix Ak-Chin, the Company's first managed Indian gaming operation, opened on December 27, 1994. 1994 also represented the first full year of operations for Promus' initial three riverboat casinos, the first of which opened in May 1993. This increase in the number of casinos, in particular riverboat casinos, resulted in record consolidated revenues and operating income.

    The increases in operating income provided by the new riverboat casinos were partially offset by increased development costs, the write-off of preopening costs related to those projects opened during the year reflecting a change in accounting policy, and the recognition of Promus' pro-rata share of Harrah's New Orleans preopening related costs. Promus expects the level of development costs to be lower in 1995. The Company continues to actively pursue additional casino development. However, development costs in 1994 included significant expenditures related to referenda in Missouri, Florida and Arkansas that are not expected to recur in 1995.

    Income from continuing operations and net income for 1994 declined from the prior year due to the inclusion in 1994's financial results of a $53.4 million provision for the settlement of litigation, related legal fees and other expenses, as discussed further below. Excluding this amount from the comparison, 1994 income from continuing operations and net income increased 37.4% and 52.0%, respectively, over the prior year.

    Promus' overall operating margin declined 0.5 percentage points for 1994 as compared to the prior year due to the impact of the increased development costs, the write-off of preopening costs and the equity pick-up of the Harrah's New Orleans project pre-operating losses. If the impact of these three items is excluded from the comparison, Promus' operating margin would have increased 2.2 percentage points over the prior year, to 22.8%.

    The following table summarizes operating income before preopening costs and corporate expense for 1994, 1993 and 1992 in millions of dollars and as a percent of the total for each of Promus' casino entertainment divisions:

                                                             CONTRIBUTION FOR FISCAL YEAR ENDED
                                                                          DECEMBER 31,
                                                         --------------------------------------------
                                                            IN MILLIONS OF
                                                               DOLLARS             PERCENT OF TOTAL
                                                         --------------------    --------------------
                                                         1994    1993    1992    1994    1993    1992
                                                         ----    ----    ----    ----    ----    ----
Casino Entertainment
  Riverboat...........................................   $127    $ 28    $  -     40%     12%      -%
  Northern Nevada.....................................     76      77      67     24      33      36
  Southern Nevada.....................................     75      79      66     24      33      35
  Atlantic City.......................................     74      68      66     24      28      35
  New Orleans.........................................     (9)      -       -     (3)      -       -
  Development costs...................................    (22)    (10)     (6)    (7)     (4)     (3)
  Other...............................................     (8)     (5)     (5)    (2)     (2)     (3)
                                                         ----    ----    ----    ----    ----    ----
      Total Promus....................................   $313    $237    $188    100%    100%    100%
                                                         ----    ----    ----    ----    ----    ----
                                                         ----    ----    ----    ----    ----    ----

  Riverboat Division

                                                                                      PERCENTAGE
(IN MILLIONS)                                                 1994       1993     INCREASE/(DECREASE)
                                                            --------    ------    -------------------
Revenues.................................................   $  415.0    $ 90.8           357.0%
Operating income.........................................      126.8      28.0           352.9%
Operating margin.........................................       30.6%     30.8%           (0.2)pts
Gaming volume............................................   $4,300.4    $822.3           423.0%

    As of the end of 1994, the Riverboat Division included the operations of six riverboat casinos, as compared to three in operation at the end of 1993. The growth in the number of operating riverboat casinos, coupled with the inclusion in 1994 of a full year of operations for the three riverboats opened during 1993, resulted in increased revenues and operating income for the Division.

    The higher operating margin achieved by this Division versus the other divisions reflects the operational differences between a riverboat facility and a conventional land-based property, the economies of scale derived from the centralization of certain Division support functions and limited competition initially faced by facilities opening in new, emerging markets. Overall operating margin for the Division declined slightly during the year, reflecting primarily decreased operating margins at Promus' Mississippi casinos due to increasingly intense competition faced in those markets. Although Promus has taken actions in these markets in response to the changing operating environment and to improve operating efficiency, operating margins are not expected to return to the levels achieved during the period of limited competition.

  Southern Nevada Division

                                                                                        PERCENTAGE
                                                                                   INCREASE/(DECREASE)
                                                                                   --------------------
(IN MILLIONS)                                    1994        1993        1992      94 VS 93    93 VS 92
                                               --------    --------    --------    --------    --------
Revenues....................................   $  293.8    $  294.3    $  266.3      (0.2)%      10.5%
Operating income............................       74.9        79.4        65.8      (5.7)%      20.7%
Operating margin............................       25.5%       27.0%       24.7%     (1.5)pts     2.3pts
Gaming volume...............................   $2,981.8    $3,069.6    $2,895.2      (2.9)%       6.0%

    As a result of capacity increases in both the Las Vegas and Laughlin markets, gaming volume for the Division decreased from 1993 levels. The decreased gaming revenue resulting from the lower volume was offset by higher Las Vegas non-gaming revenue, particularly lodging. Operating income and margins decreased from 1993 due to higher promotional costs and the lower margins inherent in non-gaming revenue.

    1993 operating results reflected growth in both revenues and operating income due to increased gaming volume at both the Las Vegas and Laughlin properties. The Las Vegas property continued to benefit from the name change to Harrah's, completed in 1992, and the Laughlin property attracted more customers as a result of a third hotel tower, completed in third quarter 1992.

  Northern Nevada Division

                                                                                        PERCENTAGE
                                                                                   INCREASE/(DECREASE)
                                                                                   --------------------
(IN MILLIONS)                                    1994        1993        1992      94 VS 93    93 VS 92
                                               --------    --------    --------    --------    --------
Revenues....................................   $  310.3    $  315.6    $  310.5      (1.7)%       1.6%
Operating income............................       75.7        76.6        67.3      (1.2)%      13.8%
Operating margin............................       24.4%       24.3%       21.7%      0.1pt       2.6pts
Gaming volume...............................   $3,727.4    $3,756.0    $3,716.7      (0.8)%       1.1%

    Lower gaming volume during 1994 resulted in a slight decline in revenues and operating income for the year. The decrease in volume may be attributed to the trial by traditional Northern Nevada customers of the new "mega" properties in the Las Vegas market, which opened in the fall of 1993, and severe winter weather experienced during fourth quarter 1994.

    Despite lower gaming volume in 1994, the Division achieved a slight improvement in its operating margin over the prior year by continuing its emphasis on cost savings and operating efficiencies. These efforts also contributed to the 2.6 percentage points increase in operating margin for 1993 versus 1992.

  Atlantic City

                                                                                        PERCENTAGE
                                                                                   INCREASE/(DECREASE)
                                                                                   --------------------
(IN MILLIONS)                                    1994        1993        1992      94 VS 93    93 VS 92
                                               --------    --------    --------    --------    --------
Revenues....................................   $  316.6    $  312.1    $  312.1       1.4%          -
Operating income............................       74.5        68.0        66.2       9.6%        2.7%
Operating margin............................       23.5%       21.8%       21.2%      1.7pts      0.6pts
Gaming volume...............................   $3,224.5    $2,991.6    $2,724.1       7.8%        9.8%

    Atlantic City's revenue increased in 1994 as a result of slot volume growth. This increased volume can be attributed to highly focused marketing efforts undertaken in 1994, as well as to a casino renovation substantially completed during the year. Cost management initiatives kept 1994 operating expenses consistent with those of 1993, resulting in operating margin improvement.

    1993 revenues were essentially even with 1992 revenues, as Harrah's Atlantic City successfully met the demands of a highly competitive market. Operating income increased slightly in 1993 over 1992 as a result of cost management measures.

  Harrah's New Orleans

    Revenues and operating income for 1994 include a loss of $8.5 million related to Promus' investment in Harrah's Jazz Company. This loss represents Promus' pro-rata share of preoperating losses incurred by the partnership developing Harrah's New Orleans. (See Capital Spending and Development section for further discussion of the current status of this development project.)

Other Factors Affecting Income Per Share

                                                                                        PERCENTAGE
                                                                                   INCREASE/(DECREASE)
                                                                                   --------------------
                                                       1994      1993     1992     94 VS 93    93 VS 92
                                                      ------    ------    -----    --------    --------
(INCOME)/EXPENSE (IN MILLIONS)
Corporate expense..................................   $ 28.9    $ 26.7    $26.6       8.2%        0.4%
Preopening costs...................................     15.3         -        -       N/M         N/M
Interest expense...................................     78.3      73.1     77.6       7.1%       (5.8)%
Provision for settlement of litigation and related
costs..............................................     53.4       0.4      1.8       N/M         N/M
Other income.......................................     (1.9)     (2.5)    (3.5)    (24.0)%     (28.6)%
Effective tax rate.................................     54.1%     42.7%    41.7%     11.4pts      1.0pt
Minority interests.................................   $ 13.9    $  4.8    $   -     189.6%        N/M
Discontinued hotel operations, net of income
taxes..............................................    (36.3)    (16.9)    (1.8)    114.8%      838.9%
Extraordinary loss (gain), net of income taxes.....        -       5.4     (1.1)      N/M         N/M
Cumulative effect of change in accounting policy,
  net of income taxes..............................      7.9         -        -       N/M         N/M

    Corporate expense in 1994 increased from the 1993 level, following a slight increase in 1993 versus 1992, reflecting the impact of Promus' growth on the corporate staff functions. Interest expense increased in 1994 as a result of increasing debt levels and interest rates on variable rate debt over the course of the year. 1993 interest expense decreased from the prior year due to the refinancing completed in July 1993 and favorable variable interest rates.

    The provision for settlement of litigation and related costs includes a charge of $49.2 million to accrue the estimated cost, including related legal fees and other expenses, of the March 1995, settlement of certain litigation associated with the 1990 Spin-off of Promus and acquisition of the Holiday Inn business by Bass PLC. In addition to these costs, this expense category also includes legal fees and other expenses incurred related to Promus' defense of this litigation, which amounted to $4.3 million, $0.4 million and $1.8 million in 1994, 1993 and 1992, respectively. The settlement payment is expected to be made in March 1995 using funds provided by Promus' revolving credit facility and operations.

    Effective January 1, 1994, Promus changed its accounting policy related to preopening costs incurred during development of new projects. Promus' new policy is to defer preopening costs as incurred prior to opening and to expense them upon opening of each project. Previously, Promus had capitalized such costs and amortized them to expense over 36 months from the date of opening. Preopening costs for 1994 primarily represent those costs charged to expense upon the opening of Harrah's Shreveport in April and Harrah's North Kansas City in September, as well as the write-off of costs related to Promus' St. Louis project (see Capital Spending and Development section). Operating results for 1994 also reflect the cumulative charge against earnings, net of income taxes, of $7.9 million, or $0.08 per share, to write off the unamortized preopening costs balances related to projects opened in prior years (see Note 4 to the accompanying consolidated financial statements).

    The effective tax rate for 1994 is higher than the federal statutory rate primarily due to the inclusion in Promus' 1994 operating results of the provision for settlement of litigation, which is not expected to be deductible for federal income tax purposes, and state income taxes. The effective tax rates for 1993 and 1992 are higher than the federal statutory rate due primarily to state income taxes.

Minority interest reflects joint venture partners' shares of income at joint venture riverboat casinos, and has increased as additional joint venture casinos open.

    As previously discussed, on January 30, 1995, Promus announced its plans to split the Company into two independent public corporations. Accordingly, the operating results of Promus' hotel business have been segregated and reported as discontinued operations in the accompanying consolidated financial statements of income. Promus' prior year consolidated income statements have been restated to conform to the 1994 presentation.

    The extraordinary losses recorded in 1993 represent write-offs of unamortized deferred finance charges due to early retirements of debt. During 1992, Promus incurred three extraordinary items, including a $2.7 million extraordinary gain, net of tax, representing Promus' equity share of the forgiveness of debt recognized by a hotel joint venture. A second extraordinary gain of $1.8 million, net of tax, represented a discount realized by Promus upon early extinguishment of a mortgage on a company-owned hotel property. Partially offsetting these extraordinary gains was a $3.4 million extraordinary loss, net of tax, on the early extinguishment of debt, including a premium paid to holders of notes tendered under a fixed spread tender offer and the write-off of related deferred finance charges.

CAPITAL SPENDING AND DEVELOPMENT

    Promus continues to pursue development opportunities within the casino entertainment industry. These opportunities include traditional land-based casinos, riverboat casinos, Indian gaming projects and international casino projects.

  Harrah's New Orleans

    Harrah's Jazz Company (Harrah's Jazz), in which a Promus subsidiary is one of three partners, was selected in May 1994 by the Louisiana Economic Development and Gaming Corporation (LEDGC) to negotiate for the right to own and operate the sole land-based casino permitted by law to operate in Orleans Parish, Louisiana. This selection was made pursuant to a public bidding process involving three public solicitations of proposals by the LEDGC dating back to May 1993. The negotiations with the LEDGC culminated with the execution in July 1994 of a casino operating contract with the LEDGC. In March 1994, Harrah's Jazz reached agreement with the City to lease from the City's Rivergate Development Corporation the sites of the Rivergate Convention Center, the legally mandated site of the permanent casino, and the Municipal Auditorium, the site of the temporary casino. In October 1994, Harrah's Jazz executed additional agreements with the City concerning such matters.

    The estimated project cost of $815 million will be financed through a combination of partner capital contributions, public debt securities, bank debt and operating cash flow from the temporary casino. In November 1994 the Partnership sold $435 million of first mortgage notes and obtained a $175 million bank facility, $75 million of which was outstanding at December 31, 1994. At closing, the Promus subsidiary contributed a total of $90 million, including $33.3 million contributed on behalf of another partner. As a result of the Promus subsidiary's contribution on its partner's behalf, Promus currently holds an approximate 53% equity interest in the Partnership. The partner has the option to reacquire a portion of the incremental ownership percentage by making capital contributions within 120 days of the opening of the temporary casino. Because Promus' ownership of this majority interest is expected to be temporary and voting control continues to be shared equally by each partner during the option period, Harrah's Jazz is not consolidated into Promus' financial statements. Upon repayment of the capital contribution by Promus' partner, Promus' subsidiary's equity interest in the Partnership will be approximately 38.3%. If the funds available from the partner capital contributions, public debt securities, bank debt and operating cash flows are insufficient to meet the costs of developing, constructing and opening the temporary and permanent casinos, Promus has also agreed to loan Harrah's Jazz the funds necessary to complete the project, subject to certain conditions and exceptions, in exchange for a fee to be paid by Harrah's Jazz.

    Construction is currently underway on the 76,000 square foot temporary casino, expected to open during second quarter 1995. Construction of the 400,000 square foot permanent casino facility (200,000 square foot casino space) is also proceeding with a targeted opening date of second quarter 1996, but the timing of completion remains subject to certain pending legal issues, including various litigation proceedings affecting the project.

  Riverboat Casino Development

    Three new riverboat casino entertainment projects opened in 1994. In January, Harrah's added a second riverboat casino in Joliet, Illinois. The addition of the Southern Star followed the May 1993 opening of the Northern Star, and increased Harrah's Joliet's casino square footage by more than 85%.

    On April 18, 1994, Harrah's began operations aboard the Shreveport Rose, a dockside casino property located in downtown Shreveport, Louisiana. In addition to serving the Shreveport market, the facility draws customers from the Dallas, Texas metropolitan area and East Texas. The property was developed as a joint venture, with Harrah's owning an 86% interest at the property's opening. Promus has since acquired the interests of various minority partners and currently owns 99% of the project.

    Harrah's North Kansas City, a 33,000 square foot riverboat and Promus' first Missouri casino, began operations on September 22, 1994. At the date of opening, traditional reel-type slot machines and other games of chance were not allowed under Missouri law; as a result, the property was initially configured with 94 table games and 807 video poker and video blackjack machines. On November 8, 1994, Missouri voters approved a statewide referendum allowing traditional slot machines and other games of chance. The property has since reconfigured its product mix to include slot machines. This reconfiguration is expected to result in higher gaming volume, operating income and operating margins for the property.

    In addition to the six riverboat casinos now operating, Promus previously announced a second riverboat casino project in the state of Missouri to be located in Maryland Heights, a suburb of St. Louis. Approximately $39 million had been incurred on the project as of the end of 1994, of which $13 million is expected to be paid during 1995. Following the failure in April 1994 of a statewide referendum that would have approved games of chance for proposed casino developments in Missouri, Promus reevaluated its development plans for this project and postponed construction of the shoreside facilities at the Maryland Heights site. As a result of the voter approval of a similar referendum in November 1994, Promus resumed its development planning for this project. Subsequent to the end of the year, Promus announced plans to form a joint venture with another casino entertainment company to jointly develop a riverboat casino entertainment complex in Maryland Heights. Each company will develop and operate its separately branded riverboat casino, and Promus and its partner will jointly develop the related shoreside facilities. Subject to the receipt of the necessary approvals, construction is expected to begin in second quarter 1995 and be completed in second quarter 1996.

    A 30,000 square foot riverboat casino was moved to Shreveport, Louisiana, in February 1995 and placed in service as a replacement vessel for the existing Shreveport Rose, which contained 19,500 square feet. This exchange resulted in approximately 27% more gaming positions at Harrah's Shreveport. The Shreveport Rose was moved from Shreveport to a dockyard in Louisiana and will be available for use at another as yet undetermined site. The costs associated with exchanging the boats and with maintaining the Shreveport Rose until it is returned to service are not material.

  Indian Lands

    Promus opened its first Indian gaming facility on Native American land on December 27, 1994. Harrah's Ak-Chin Phoenix is located on the Maricopa Indian Reservation approximately 25 miles south of Phoenix and 90 miles north of Tucson. The casino entertainment facility is owned by the Ak-Chin tribe and is managed by Promus for a fee under terms of a management contract with a five year term. Though Promus did not fund the development, it has guaranteed the related bank financing.

    Promus is in various stages of negotiations or agreements with a number of other Indian communities to develop and/or manage facilities on Indian lands, which would require approvals from various government agencies to proceed.

  International

    Promus and its local partner began construction of a casino in Auckland, New Zealand, during second quarter 1994. Promus will own a 20% interest in the partnership and will manage the facility for a fee. Of Promus' total expected capital contribution of US$30.5 million, US$1.4 million had been contributed at December 31, 1994. Construction of the US$331 million project, to be financed through a combination of partner contributions and non-recourse debt, is expected to be completed and the facility to be in operation in first quarter 1996.

  Acquisition of Station Square

    During August 1994, a general partnership in which Promus is a 75% partner completed its acquisition of Station Square, an entertainment, business and retail center in Pittsburgh, Pennsylvania. The approximately 52-acre Station Square site includes approximately 25 acres of land available for development and extends along the Monongahela River, across from the Golden Triangle of Pittsburgh.

    If casino gaming is legalized in this jurisdiction, the partnership plans to pursue development of a casino entertainment facility at the Station Square site. Such development could require significant additional funding for design and construction of a casino entertainment facility. The project would also be contingent upon approval by necessary regulatory and governmental authorities and obtaining the required licenses to operate a gaming facility.

  Existing Casino Facilities

    Promus has begun construction of a $28.6 million company-owned hotel, being developed under a license agreement with Hampton Inn, on the site of Harrah's Reno. The 408-room, 26-story hotel is expected to begin operations in fourth quarter 1995. Although Promus is considering additions of casino square footage or hotel rooms at certain of its other existing casino entertainment properties, no major additions are currently underway. On-going refurbishment and maintenance of Promus' casino entertainment facilities continues to maintain the quality standards set for these properties.

  Overall

    In addition to the projects discussed above, Promus continues to pursue additional casino entertainment development opportunities in various possible jurisdictions across the United States and abroad. Until necessary approvals to proceed with development of a project are obtained from the relevant regulatory bodies, the costs of pursuing casino entertainment projects are expensed as incurred. Construction-related costs incurred after the receipt of necessary approvals are capitalized and depreciated over the estimated useful life of the resulting asset. Other preopening costs are deferred as incurred and expensed at the respective property's opening.

    A number of these projects, if they go forward, may require, individually and in the aggregate, a significant capital commitment and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. Cash needed to finance projects currently under development as well as additional projects being pursued by Promus will be made available from operating cash flows, the Bank Facility (see Debt and Liquidity section), joint venture partners, specific project financing, guarantees by Promus of third party debt and, if necessary, Promus debt and/or equity offerings. Promus' capital spending totalled $316 million during 1994. Anticipated 1995 capital expenditures are estimated at $250 million to $275 million, including the projects discussed in this Capital Spending and Development section, refurbishment of existing facilities and other projects.

DEBT AND LIQUIDITY

Bank Facility
  Available Borrowing Capacity

    Promus currently has in place a $650 million reducing revolving and letter of credit facility (the Facility). At December 31, 1994, $288.6 million in borrowings was outstanding under the Facility. An additional $226.4 million of the Facility was committed to back certain letters of credit, including a $204.7 million letter of credit supporting the existing 9% Notes. These facility commitments resulted in $135.0 million of the Facility being available to Promus as of December 31, 1994. In connection with the proposed PHC Spin-off, Promus is negotiating a new $350 million bank facility (the PHC Facility) to be secured by the stock of PHC and its material subsidiaries. Prior to the PHC Spin-off, it is expected that approximately $210 million will be drawn on the PHC Facility and used to retire a portion of Promus' existing outstanding debt. The PHC Facility will be assumed by PHC, and Promus will be released from liability, upon consummation of the PHC Spin-off. As a result, Promus is negotiating amendments to the Facility which are expected to include, among other things, a reduction in its borrowing capacity available under the Facility, in recognition of its reduced capital needs after the PHC Spin-off, and modifications to certain financial covenants.

    The maturity of the 9% Notes in February 1995 resulted in a reduction of the letter of credit facility portion to $50 million. Because the Bank Facility was used to retire the Notes, the total committed and total available Bank Facility balances remained substantially unchanged as a result of the 9% Notes' maturity.

  Interest Rate Reduction

    As a result of achieving investment grade status during second quarter 1994, the interest rate on Promus' Bank Facility was reduced by 1/4 of 1%. At December 31, 1994, the interest rate had also been reduced by an additional 3/8 of 1% due to Promus' exceeding a defined financial covenant requirement.

  Interest Rate Agreements

    To manage the relative mix of its debt between fixed and variable rate instruments, Promus enters into interest rate swap agreements to modify the interest characteristics of its outstanding debt without an exchange of the underlying principal amount. As of December 31, 1994, Promus was a party to the following interest rate swap agreements on certain fixed rate debt:

                                                SWAP      RATE AT           NEXT
                ASSOCIATED                      RATE      DEC. 31,    SEMI-ANNUAL RATE
                   DEBT                       (LIBOR+)      1994      ADJUSTMENT DATE     SWAP MATURITY
- -------------------------------------------   --------    --------    ----------------    -------------
10 7/8% Notes
  $200 million.............................     4.73%       10.68%    April 15            October 1997
8 3/4% Notes
  $50 million..............................     3.42%        9.58%    May 15              May 1998
  $50 million..............................     3.22%        8.71%    January 15          July 1998

    In accordance with the terms of the interest rate swap agreements, the effective interest rate on $50 million of the 8 3/4% Notes was adjusted on January 15, 1995, to 10.01%.

    Promus also maintains interest rate protection, in the form of a rate collar transaction entered into in June 1990, on $140 million of its variable rate bank debt. The interest rate protection, which at December 31, 1994, held Promus' interest rate in a range between 8.7% and 11.9%, expires in June 1995 and is not expected to be renewed.

    During January 1995, Promus entered into four additional interest rate swap agreements to effectively convert a total of $200 million in variable rate debt to a fixed rate in expectation of the scheduled retirement of $200 million of Promus' outstanding 9% Notes using borrowings under the variable rate Bank Facility. During March 1995, Promus entered into two additional interest rate swap agreements to effectively convert an additional $100 million in variable rate debt to a fixed rate reflecting Promus' on-going management of the relative mix of its debt between fixed and variable rates in light of an increased level of borrowings under the Bank Facility. All six swaps, which are summarized in the following table, reset on a quarterly basis.

                                                                      EFFECTIVE RATE
                                                      SWAP RATE        ON ASSOCIATED          SWAP
    ASSOCIATED DEBT                                  PAID (FIXED)    DEBT AT INCEPTION      MATURITY
- --------------------------------------------------   ------------    -----------------    ------------
Revolving Credit Facility (Eurodollar plus 7/8%)
  $50 million.....................................       7.915%             8.790%        January 1998
  $50 million.....................................       7.914%             8.789%        January 1998
  $50 million.....................................       7.910%             8.785%        January 1998
  $50 million.....................................       7.863%             8.738%        July 1997
  $50 million.....................................       6.990%             7.865%        March 2000
  $50 million.....................................       6.985%             7.860%        March 2000

    The differences to be paid or received under the terms of the interest rate swap agreements and the rate collar transaction described above are accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the effective interest rates to be paid by Promus pursuant to the terms of its interest rate agreements will have a corresponding effect on its future cash flows. These agreements contain a credit risk that the counterparties may be unable to meet the terms of the agreements. Promus minimizes that risk exposure by evaluating the creditworthiness of its counterparties, which are limited to major banks and financial institutions, and does not anticipate nonperformance by the counterparties.

    As a component of a transaction whereby Promus effectively secured an option to a site for a potential casino, Promus has guaranteed a third party's $25 million variable rate bank loan. Promus also entered into an interest rate swap agreement in which Promus receives a fixed interest rate of 7% from the third party and pays the variable interest rate of the subject debt (LIBOR plus 1.75% at December 31, 1994) to the bank. The negative value of the swap, which is marked to market by the Company and included in interest expense, was approximately $1.1 million at December 31, 1994. Promus' guarantee and the swap agreement expire December 1, 1996, and are also subject to earlier termination upon the occurrence of certain events.

Shelf Registration

    Promus, through its wholly-owned subsidiary Embassy Suites, Inc. (Embassy), has registered up to $200 million of new debt securities pursuant to a shelf registration declared effective by the Securities and Exchange Commission. The terms and conditions of these debt securities, which will be unconditionally guaranteed by Promus, will be determined by market conditions at the time of issuance. The shelf registration expires in August 1995. The name of the Embassy legal entity will be changed in connection with the PHC Spin-off and the re-named entity will remain a subsidiary of Promus.

INCOME TAX MATTERS

    Under the terms of the Settlement between Promus and Bass PLC (Bass), the Tax Sharing Agreement entered into in connection with the February 7, 1990, spin-off (the 1990 Spin-off) of the stock of Promus to stockholders of Holiday Corporation will be terminated. Under the Tax Sharing Agreement, Promus was liable, with certain exceptions, for taxes of Holiday and its subsidiaries for all pre-1990 Spin-off tax periods. Bass was obligated under the same agreement to pay Promus the amount of any tax benefits realized from pre-1990 Spin-off tax periods of Holiday and its subsidiaries. Under the provisions of the Settlement, Promus will remain obligated for certain tax issues related to Promus and its subsidiaries for the pre-Spin-off tax periods and certain other items related to the final resolution of disputed issues from the Internal Revenue Service (IRS) examination of income tax returns for 1987 through the 1990 Spin-off date. A protest defending the taxpayers' position on all disputed issues for these periods was filed with the IRS during third quarter 1993 and negotiations to resolve these issues continue. Final resolution of the disputed issues is not expected to have a material adverse effect on Promus' consolidated financial position or its results of operations.

EQUITY TRANSACTIONS

    On April 29, 1994, Promus' stockholders approved an amendment to the Certificate of Incorporation which increased the number of authorized shares from 120 million to 360 million and reduced the par value per share from $1.50 to $0.10. As a result, previously reported amounts for prior years in the Consolidated Balance Sheets and Consolidated Statements of Stockholders' Equity have been restated to reclassify amounts from common stock to capital surplus to retroactively reflect the impact of the change in par value.

EFFECTS OF CURRENT ECONOMIC AND POLITICAL CONDITIONS

    The casino entertainment industry is experiencing expansion in both existing markets and new jurisdictions. In the Las Vegas market, three competitors opened new casino "mega" facilities during fourth quarter 1993 adding more than 350,000 square feet of casino space and 10,000 rooms to the market. Since that time, plans for several new facilities have been announced. In Laughlin, expansions by competitors completed in 1993 increased the number of rooms available in that market by 12%. In Reno, competitors continue the development of new projects which are expected to add additional casino space and hotel rooms to that market during 1995.

    In addition, the expansion of casino gaming activity into new jurisdictions is continuing due to the growing acceptance of casino gaming as a form of entertainment and as an alternative tax revenue source for municipalities and states. Certain jurisdictions have restrictions on entry into the market, either through limitations on number of licenses granted or required minimum initial capital investment, which serve to limit capacity as well as to limit competition within those jurisdictions. In other jurisdictions, such as Mississippi, there are no constraints on market entry, which has created over-capacity in the market. In such markets, operating performance may suffer due to oversupply and as competing casinos engage in high cost marketing and promotional activities that increase costs for all market participants. The proliferation of casino gaming has also been furthered by the Indian Gaming Regulatory Act of 1988 which, as of February 23, 1995, had resulted in the approval of 114 compacts for the development of casinos on Native American lands in 22 states.

    Promus is not able to determine the long-term impact, whether favorable or unfavorable, that these developments will have on the markets in which it currently operates. However, management believes that the current balance of its operations among the existing casino entertainment divisions as discussed above, combined with the further geographic diversification and the continuing pursuit of the Harrah's national brand strategy, have well-positioned Promus to face the challenges presented by these developments and help to reduce the potentially negative impact these new developments may have on Promus' overall operations.

INTERCOMPANY DIVIDEND RESTRICTION

    Agreements governing the terms of its debt require Promus to abide by covenants which, among other things, limit Embassy's ability to pay dividends and make other restricted payments, as defined, to Promus. The amount of Embassy's restricted net assets, as defined, computed in accordance with the most restrictive of these covenants regarding restricted payments, was approximately $628.0 million at December 31, 1994. Promus' principal asset is the stock of Embassy, a wholly-owned subsidiary. Embassy holds, directly and through subsidiaries, the principal assets of Promus' businesses. Given this ownership structure, these restrictions should not impair Promus' ability to conduct its business through its subsidiaries or to pursue its development plans.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       THE PROMUS COMPANIES INCORPORATED

                    SELECTED FINANCIAL AND STATISTICAL DATA
             (IN MILLIONS, EXCEPT STOCK DATA AND STATISTICAL DATA)
                              (SEE NOTES 1 AND 2)

                                                                                                  COMPOUND
                                                                                                    GROWTH
                                           1994 (A)       1993       1992       1991       1990       RATE
                                           --------   --------   --------   --------   --------   --------
OPERATING RESULTS
  Continuing operations
    Revenues.............................  $1,339.4   $1,020.6   $  894.4   $  863.4   $  875.3     11.2%
    Operating income.....................     269.2      210.0      161.0      142.2      139.3     17.9%
    Income before income taxes and
      minority interest..................     139.3      139.0       85.1       59.1       54.2     26.6%
    Income from continuing operations....      50.0       74.9       49.6       34.5       30.7     13.0%
  Net income.............................      78.4       86.3       52.5       30.0       23.4     35.3%
  Earnings before interest, taxes,
    depreciation and amortization
    (EBITDA).............................     297.8      274.1      221.8      213.0      209.0      9.3%
COMMON STOCK DATA (B)
  Earnings (loss) per share
    Continuing operations................      0.49       0.73       0.49       0.39       0.39      5.9%
    Discontinued hotel operations........      0.35       0.16       0.02      (0.06)     (0.09)     N/M
    Net income...........................      0.76       0.84       0.52       0.33       0.30     26.2%
  Cash dividend per share................         -          -          -          -      10.00      N/M
  Market price of common stock at
    December 31..........................     30.88      45.75      18.33       7.33       5.00     57.6%
  Common shares outstanding at year-end
    (in thousands).......................   102,403    102,258    101,882    101,368     79,959      6.4%
FINANCIAL POSITION
  Total assets...........................  $1,738.0   $1,528.0   $1,297.3   $1,226.0   $1,141.2     11.1%
  Total assets of continuing
    operations...........................   1,595.0    1,347.5    1,085.1    1,034.3    1,028.6     11.6%
  Current portion of long-term debt......       1.0        1.0        2.2       40.7       40.6      N/M
  Long-term debt.........................     727.5      665.2      660.7      614.5      712.3      0.5%
  Stockholders' equity...................     623.4      536.0      427.9      365.5      203.7     32.3%
CAPITAL EXPENDITURES.....................     301.8      234.5      101.9       46.8       80.6     39.1%
FINANCIAL PERCENTAGES AND RATIOS
  Return on revenues.....................       3.7%       7.3%       5.5%       4.0%       3.5%
  Return on average invested capital.....       7.0%       9.4%       8.7%       8.9%       9.1%
  Return on average equity...............       8.2%      15.8%      12.5%      11.5%       8.5%
  Ratio of earnings to fixed charges.....       2.4        2.6        2.0        1.6        1.5
  Current ratio..........................       0.6        0.7        0.9        0.5        0.5
  Ratio of book equity to debt...........       0.9        0.8        0.6        0.6        0.3
  Ratio of market equity to debt.........       4.3        7.0        2.8        1.1        0.5
  Ratio of EBITDA to interest paid.......       3.9        3.8        3.0        2.4        2.4
  Ratio of debt to EBITDA................       2.4        2.4        3.0        3.1        3.6
SELECTED STATISTICAL DATA
  Casino square footage..................   521,400    436,400    333,100    330,500    316,000
  Number of table games..................       789        641        465        512        492
  Number of slot machines................    14,808     12,504      9,100      9,090      9,445
  Number of hotel rooms..................     5,367      5,348      5,242      4,542      4,541

- ------------

(a) 1994 includes a $53.4 million provision for settlement of litigation and related costs (see Note 13).

(b) Retroactively adjusted for stock splits (see Note 5).

                       THE PROMUS COMPANIES INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                            DECEMBER 31,
                                                                      ------------------------
                                                                            1994          1993
                                                                      ----------    ----------
                              ASSETS
Current assets
  Cash and cash equivalents........................................   $   84,968    $   58,309
  Receivables, including notes receivable of $528 and $1,966, less
    allowance for doubtful accounts of $9,551 and $9,252...........       33,051        31,907
  Deferred income taxes (Note 10)..................................       18,979        18,165
  Prepayments......................................................        4,291         2,471
  Supplies.........................................................       11,463        11,722
  Other............................................................       19,083        17,268
                                                                      ----------    ----------
      Total current assets.........................................      171,835       139,842
                                                                      ----------    ----------
Land, buildings, riverboats and equipment
  Land and land improvements.......................................      228,232       182,072
  Buildings, riverboats and improvements...........................      981,647       895,362
  Furniture, fixtures and equipment................................      392,741       339,046
                                                                      ----------    ----------
                                                                       1,602,620     1,416,480
  Less: accumulated depreciation...................................     (472,779)     (414,978)
                                                                      ----------    ----------
                                                                       1,129,841     1,001,502
Net assets of discontinued hotel operations (Notes 1 and 2)........      143,008       180,522
Investments in and advances to nonconsolidated affiliates
 (Note 15).........................................................      116,932        31,881
Deferred costs and other (Note 6)..................................      176,349       174,211
                                                                      ----------    ----------
                                                                      $1,737,965    $1,527,958
                                                                      ----------    ----------
                                                                      ----------    ----------
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable.................................................   $   54,621    $   15,268
  Accrued litigation settlement and related costs (Note 13)........       72,101             -
  Construction payables............................................       10,879        26,345
  Accrued expenses (Note 6)........................................      156,446       145,643
  Current portion of long-term debt (Note 8).......................        1,036         1,002
                                                                      ----------    ----------
      Total current liabilities....................................      295,083       188,258
Long-term debt (Note 8)............................................      727,493       665,159
Deferred credits and other.........................................       66,735        84,979
Deferred income taxes (Note 10)....................................        7,138        39,189
                                                                      ----------    ----------
                                                                       1,096,449       977,585
                                                                      ----------    ----------
Minority interests.................................................       18,079        14,336
                                                                      ----------    ----------
Commitments and contingencies (Notes 9 and 12 through 15)
Stockholders' equity (Notes 5, 14 and 15)
  Common stock, $0.10 par value, authorized-360,000,000 shares, outstanding-102,402,619 and 102,258,442 shares (net of 37,172
    and 25,251 shares held in treasury)............................       10,240        10,226
  Capital surplus..................................................      350,196       344,197
  Retained earnings................................................      265,574       187,203
  Deferred compensation related to restricted stock................       (2,573)       (5,589)
                                                                      ----------    ----------
                                                                         623,437       536,037
                                                                      ----------    ----------
                                                                      $1,737,965    $1,527,958
                                                                      ----------    ----------
                                                                      ----------    ----------

          The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated balance sheets.

                       THE PROMUS COMPANIES INCORPORATED

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               FISCAL YEAR ENDED DECEMBER 31,
                                                            ------------------------------------
                                                                  1994          1993        1992
                                                            ----------    ----------    --------
Revenues
  Casino.................................................   $1,118,107    $  812,081    $711,777
  Food and beverage......................................      162,413       139,522     133,485
  Rooms..................................................      105,642       102,024      94,092
  Management fees........................................          914           150           -
  Other..................................................       80,151        67,588      47,181
  Less: casino promotional allowances....................     (127,821)     (100,720)    (92,151)
                                                            ----------    ----------    --------
      Total revenues.....................................    1,339,406     1,020,645     894,384
                                                            ----------    ----------    --------
Operating expenses
  Direct
    Casino...............................................      497,686       369,335     334,702
    Food and beverage....................................       82,825        76,498      71,551
    Rooms................................................       33,430        33,124      31,958
  Depreciation of buildings and equipment................       70,632        54,631      48,963
  Development costs......................................       22,015        10,175       6,027
  Other..................................................      319,411       240,113     213,596
                                                            ----------    ----------    --------
      Total operating expenses...........................    1,025,999       783,876     706,797
                                                            ----------    ----------    --------
Operating income before corporate expense and
  preopening costs.......................................      313,407       236,769     187,587
Corporate expense........................................      (28,907)      (26,736)    (26,606)
Preopening costs.........................................      (15,313)            -           -
                                                            ----------    ----------    --------
Operating income.........................................      269,187       210,033     160,981
Interest expense, net of interest capitalized (Note 3)...      (78,322)      (73,080)    (77,571)
Provision for settlement of litigation and related
  costs (Note 13)........................................      (53,449)         (400)     (1,844)
Other income, including interest income..................        1,867         2,462       3,490
                                                            ----------    ----------    --------
Income before income taxes and minority interest.........      139,283       139,015      85,056
Provision for income taxes (Note 10).....................      (75,391)      (59,394)    (35,479)
Minority interests.......................................      (13,908)       (4,754)          -
                                                            ----------    ----------    --------
Income from continuing operations........................       49,984        74,867      49,577
Earnings from discontinued hotel operations, net of
  tax provisions of $26,798, $13,869 and $1,401
  (Note 2)...............................................       36,319        16,926       1,841
                                                            ----------    ----------    --------
Income before extraordinary items and cumulative effect
  of change in accounting policy.........................       86,303        91,793      51,418
Extraordinary items, net of tax benefit (provision) of
  $3,415 and $(753) (Note 7).............................            -        (5,447)      1,074
Cumulative effect of change in accounting policy, net of
  tax benefit of $4,317 (Note 4).........................       (7,932)            -           -
                                                            ----------    ----------    --------
Net income...............................................   $   78,371    $   86,346    $ 52,492
                                                            ----------    ----------    --------
                                                            ----------    ----------    --------
Earnings (loss) per share
  Continuing operations..................................   $     0.49    $     0.73    $   0.49
  Discontinued operations, net...........................         0.35          0.16        0.02
  Extraordinary items, net...............................            -         (0.05)       0.01
  Cumulative effect of change in accounting policy,
    net..................................................        (0.08)            -           -
                                                            ----------    ----------    --------
    Net income...........................................   $     0.76    $     0.84    $   0.52
                                                            ----------    ----------    --------
                                                            ----------    ----------    --------
Average common shares outstanding........................      102,810       102,562     101,116
                                                            ----------    ----------    --------
                                                            ----------    ----------    --------

          The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                       THE PROMUS COMPANIES INCORPORATED

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              (NOTES 5, 14 AND 15)
                                 (IN THOUSANDS)

                                                                                         DEFERRED
                                           COMMON STOCK                              COMPENSATION
                                       ---------------------                           RELATED TO
                                            SHARES              CAPITAL   RETAINED     RESTRICTED
                                       OUTSTANDING    AMOUNT    SURPLUS   EARNINGS          STOCK      TOTAL
                                       -----------   -------   --------   --------   ------------   --------
BALANCE-JANUARY 3, 1992..............    101,368     $10,137   $314,094   $ 48,365     $ (7,101)    $365,495
  Net income.........................                                       52,492                    52,492
  Net shares issued under incentive
    compensation plans, including
    income tax benefit of $3,726.....        514          51      7,513                   2,379        9,943
                                       -----------   -------   --------   --------   ------------   --------
BALANCE-DECEMBER 31, 1992............    101,882      10,188    321,607    100,857       (4,722)     427,930
  Net income.........................                                       86,346                    86,346
  Pro-rata share of proceeds from
    equity investee's initial public
    offering, less tax provision of
    $2,662...........................                             3,752                                3,752
  Net shares issued under incentive
    compensation plans, including
    income tax benefit of $10,467....        376          38     18,838                    (867)      18,009
                                       -----------   -------   --------   --------   ------------   --------
BALANCE-DECEMBER 31, 1993............    102,258      10,226    344,197    187,203       (5,589)     536,037
  Net income.........................                                       78,371                    78,371
  Net shares issued under incentive
    compensation plans, including
    income tax benefit of $3,252.....        145          14      5,999                   3,016        9,029
                                       -----------   -------   --------   --------   ------------   --------
BALANCE-DECEMBER 31, 1994............    102,403     $10,240   $350,196   $265,574     $ (2,573)    $623,437
                                       -----------   -------   --------   --------   ------------   --------
                                       -----------   -------   --------   --------   ------------   --------

          The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                       THE PROMUS COMPANIES INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (NOTE 11)
                                 (IN THOUSANDS)

                                                              FISCAL YEAR ENDED DECEMBER 31,
                                                            -----------------------------------
                                                                 1994         1993         1992
                                                            ---------    ---------    ---------
Cash flows from operating activities
  Net income.............................................   $  78,371    $  86,346    $  52,492
  Adjustments to reconcile net income to cash flows from
    operating activities
      Earnings from discontinued hotel operations........     (36,319)     (16,926)      (1,841)
      Extraordinary items, before income taxes...........           -        8,862       (1,827)
      Cumulative effect of change in accounting policy,
        before income taxes..............................      12,249            -            -
      Depreciation and amortization......................      86,644       70,207       63,826
      Provision for settlement of litigation and related
        costs............................................      49,158            -            -
      Other noncash items................................      10,348       23,945       24,613
      Minority interests share of net income.............      13,908        4,754            -
      Equity in and distributions of (earnings) losses of
        nonconsolidated affiliates.......................      12,398          (37)         167
      Net (gains) losses from property transactions......         570          196       (3,407)
      Net change in long-term accounts...................      (4,447)         595      (16,339)
      Net change in working capital accounts.............      30,883       28,718        4,324
      Tax indemnification payments to Bass...............     (26,466)      (8,459)     (13,238)
                                                            ---------    ---------    ---------
          Cash flows provided by operating activities....     227,297      198,201      108,770
                                                            ---------    ---------    ---------
Cash flows from investing activities
  Land, buildings, riverboats and equipment additions....    (219,139)    (219,042)     (92,811)
  (Decrease) increase in construction payables...........     (15,466)      26,345            -
  Proceeds from sales of equity investments..............           -            -        3,733
  Proceeds from property transactions....................       4,192        8,248        3,488
  Investments in and advances to nonconsolidated
    affiliates...........................................     (82,705)     (15,463)      (9,050)
  Other..................................................     (18,291)     (25,909)      (4,661)
                                                            ---------    ---------    ---------
          Cash flows used in investing activities........    (331,409)    (225,821)     (99,301)
                                                            ---------    ---------    ---------
Cash flows from financing activities
  Net borrowings under Revolving Credit Facility, net of
    issue costs of $11,547 in 1993.......................     118,550      158,453            -
  Debt retirements.......................................     (40,320)    (366,134)    (190,573)
  Minority interests contributions, net of
    distributions........................................      (8,434)       4,548        2,908
  Proceeds from issuance of senior subordinated notes,
    net of issue costs of $3,819 and $5,687..............           -      196,181      194,313
  Premiums paid on early extinguishment of debt..........           -            -       (4,426)
                                                            ---------    ---------    ---------
          Cash flows provided by (used in) financing
            activities...................................      69,796       (6,952)       2,222
                                                            ---------    ---------    ---------
Cash flows provided by (used in) discontinued hotel
  operations.............................................      60,975       51,367       (2,626)
                                                            ---------    ---------    ---------
Net increase in cash and cash equivalents................      26,659       16,795        9,065
Cash and cash equivalents, beginning of period...........      58,309       41,514       32,449
                                                            ---------    ---------    ---------
Cash and cash equivalents, end of period.................   $  84,968    $  58,309    $  41,514
                                                            ---------    ---------    ---------
                                                            ---------    ---------    ---------

          The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                       THE PROMUS COMPANIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, UNLESS OTHERWISE STATED)

NOTE 1--BASIS OF PRESENTATION AND ORGANIZATION

    The Promus Companies Incorporated (Promus), a Delaware corporation, is a hospitality company with two primary business segments: casino entertainment and hotels. On January 30, 1995, Promus announced a planned spin-off, expected to be completed by the end of second quarter 1995, that will split the Company into two independent public corporations, one for conducting its casino entertainment business and one for conducting its hotel business. Promus, which is expected to be renamed Harrah's Entertainment, Inc., will retain ownership of the casino entertainment business. Promus' hotel operations, which include the Embassy Suites, Hampton Inn and Homewood Suites hotel brands, will be transferred to a new entity, expected to be named Promus Hotel Corporation (PHC), the stock of which is to be distributed to Promus' stockholders on a one-for-two basis (the PHC Spin-off). As a result of this announcement, Promus' historical financial statements have been restated to reflect the hotel business as discontinued operations (see Note 2). The PHC Spin-off is subject to a number of conditions, including regulatory, bondholder, bank lender and other third party approvals, receipt of an opinion from outside legal counsel regarding the tax-free status of the transaction, market conditions, final approval of the Board of Directors and stockholder approval.

    Promus owns and operates 15 casino entertainment facilities in eight states under the brand name Harrah's. Harrah's casino hotels are in all five major Nevada and New Jersey gaming markets: Reno, Lake Tahoe, Las Vegas and Laughlin, Nevada; and Atlantic City, New Jersey. Harrah's riverboat casinos are in Joliet, Illinois; Shreveport, Louisiana; Tunica and Vicksburg, Mississippi; and North Kansas City, Missouri. In addition, Harrah's has an ownership interest in and manages two limited stakes casinos in Black Hawk and Central City, Colorado, and manages a casino on Indian lands near Phoenix, Arizona.

NOTE 2--DISCONTINUED OPERATIONS

    As discussed in Note 1, on January 30, 1995, Promus announced a planned spin-off of its hotel operations. Accordingly, the financial position, results of operations and cash flows of Promus' hotel business have been reported as discontinued operations for all periods presented in the consolidated financial statements. Summarized financial information of the discontinued operations is presented in the following tables:

    Net assets of discontinued hotel operations:
                                                            DECEMBER 31,
                                                       ----------------------
                                                            1994         1993
                                                       ---------    ---------
Current assets......................................   $  25,565    $  24,259
Current liabilities.................................     (34,461)     (37,941)
                                                       ---------    ---------
  Net current liabilities...........................      (8,896)     (13,682)
Land, buildings and equipment, net..................     322,140      336,701
Other assets........................................      72,860       85,266
Long-term debt, including allocated debt (Note 8)...    (189,943)    (174,645)
Other liabilities and deferred taxes................     (53,153)     (53,118)
                                                       ---------    ---------
  Net assets of discontinued hotel operations.......   $ 143,008    $ 180,522
                                                       ---------    ---------
                                                       ---------    ---------

                       THE PROMUS COMPANIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, UNLESS OTHERWISE STATED)

NOTE 2--DISCONTINUED OPERATIONS (CONTINUED)
    Earnings from discontinued hotel operations:
                                              FISCAL YEAR ENDED DECEMBER 31,
                                            -----------------------------------
                                                 1994         1993         1992
                                            ---------    ---------    ---------

Revenues.................................   $ 242,724    $ 231,210    $ 218,681
Costs and expenses.......................    (148,470)    (163,758)    (174,852)
                                            ---------    ---------    ---------
Operating income.........................      94,254       67,452       43,829
Interest expense.........................     (31,148)     (33,482)     (40,711)
Other expense............................          11       (3,175)         124
                                            ---------    ---------    ---------
Income before income taxes...............      63,117       30,795        3,242
Provision for income taxes...............     (26,798)     (13,869)      (1,401)
                                            ---------    ---------    ---------
Earnings from discontinued hotel
operations...............................   $  36,319    $  16,926    $   1,841
                                            ---------    ---------    ---------
                                            ---------    ---------    ---------

    In connection with its hotel business, Promus manages certain hotels for others under agreements that provide for payments/loans to the hotel owners if stipulated levels of financial performance are not maintained. In addition, Promus is liable under certain lease agreements where it has assigned the direct obligation to third party interests. Promus believes the likelihood is remote that material payments will be required under these agreements. Promus' estimated maximum exposure under such agreements is currently less than $38 million over the next 30 years. It is expected that PHC will assume these commitments upon consummation of the PHC Spin-off, at which time Promus will be released from any obligation.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

    The consolidated financial statements include the accounts of Promus and its subsidiaries after elimination of all significant intercompany accounts and transactions. Investments in 50% or less owned companies and joint ventures over which Promus has the ability to exercise significant influence are accounted for using the equity method. Promus reflects its share of income before interest expense of these nonconsolidated affiliates in revenues. Promus' proportionate share of interest expense of such nonconsolidated affiliates is included in interest expense (see Note 15).

  Fiscal Year

    As of the beginning of 1992, Promus changed from a fiscal year to a calendar year for financial reporting purposes. The impact of this change on Promus' financial statements was immaterial. For years prior to fiscal 1992, Promus' fiscal year ended on the Friday nearest to December 31. Fiscal year 1992 began on January 4, 1992.

  Cash Equivalents

    Cash equivalents are highly liquid investments with a maturity of less than three months and are stated at the lower of cost or market value.

                       THE PROMUS COMPANIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, UNLESS OTHERWISE STATED)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
  Supplies

    Supplies inventories, which consist primarily of food, beverage and operating supplies, are stated at average cost.

  Land, Buildings, Riverboats and Equipment

    Land, buildings, riverboats and equipment are stated at cost. Land includes land held for future development or disposition which totaled $45.9 million and $30.4 million at December 31, 1994 and 1993, respectively. Improvements and extraordinary repairs that extend the life of the asset are capitalized. Maintenance and repairs are expensed as incurred. Interest expense is capitalized on internally constructed assets at Promus' overall weighted average borrowing rate of interest. Capitalized interest amounted to $3.8 million, $3.1 million and $2.3 million in 1994, 1993 and 1992, respectively.

    Depreciation of buildings, riverboats and equipment is calculated using the straight-line method over the estimated useful life of the assets or over the related lease term, as follows:

Buildings and improvements.................................   16 to 40 years
Riverboats.................................................   30 years
Furniture, fixtures and equipment..........................    2 to 15 years

  Treasury Stock

    Shares of Promus' common stock held in treasury are reflected in the Consolidated Balance Sheets and Consolidated Statements of Stockholders' Equity as if they were retired.

  Revenue Recognition

    Casino revenues consist of net gaming wins. Food and beverage and rooms revenues include the aggregate amounts generated by those departments at all company-owned casinos and casino hotels.

    Casino promotional allowances consist principally of the retail value of complimentary food and beverages, accommodations and entertainment provided to casino patrons. The estimated costs of providing such complimentary services, classified as casino expenses through interdepartmental allocations, were as follows:

                                                    1994       1993       1992
                                                 -------    -------    -------
Food and beverage.............................   $63,414    $52,057    $51,235
Rooms.........................................    13,875     13,140     12,658
Other.........................................     2,634      1,541      1,657
                                                 -------    -------    -------
                                                 $79,923    $66,738    $65,550
                                                 -------    -------    -------
                                                 -------    -------    -------

  Amortization

    The excess of costs over net assets of businesses acquired and other intangibles are amortized on a straight-line basis over periods up to 40 years. Deferred financing charges are amortized using the interest method based on the terms of the related debt agreements.

                       THE PROMUS COMPANIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, UNLESS OTHERWISE STATED)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
  Preopening Costs

    Preopening costs, representing primarily direct salaries and other operating costs incurred prior to the opening of new facilities, are deferred as incurred and expensed upon the opening of the related facility (see Note 4).

  Earnings Per Share

    Earnings per share is computed by dividing Net income by the number of weighted average common shares outstanding during the year, including common stock equivalents and adjusted for stock splits (see Note 5).

  Reclassifications

    Certain amounts for prior fiscal years have been reclassified to conform with the presentation for fiscal year 1994.

NOTE 4--CHANGE IN ACCOUNTING POLICY

    Effective January 1, 1994, Promus changed its accounting policy relating to preopening costs incurred during development of new casino entertainment and hotel projects. Promus' new policy is to defer preopening costs as incurred prior to opening and to expense them upon opening of each project. Previously, Promus had capitalized such costs and amortized them to expense over 36 months from the date of opening. As a result of this change, operating results for the year ended December 31, 1994, reflect the cumulative charge against earnings, net of income taxes, of $7.9 million, or $0.08 per share, to write off the unamortized preopening costs related to projects opened in prior years. Operating results for 1994 also include preopening costs charged to expense of $15.3 million, primarily related to projects opened during 1994.

NOTE 5--STOCKHOLDERS' EQUITY

    On April 29, 1994, Promus' stockholders approved an amendment to the Certificate of Incorporation which increased the number of authorized common shares from 120 million to 360 million and reduced the par value per common share from $1.50 to $0.10. As a result, previously reported amounts for prior years in the Consolidated Balance Sheets and Consolidated Statements of Stockholders' Equity have been restated to reclassify amounts from common stock to capital surplus to retroactively reflect the impact of the change in par value.

    On October 29, 1993, Promus' Board of Directors approved a three-for-two stock split, in the form of a stock dividend, effected by a distribution on November 29, 1993, of one additional share for each two shares owned by stockholders of record on November 8, 1993. This October 1993 split followed a two-for-one stock split, also effected as a stock dividend, approved by Promus' Board on February 26, 1993, and distributed on March 29, 1993. The par value of the additional shares issued as a result of these splits was capitalized into common stock on the balance sheet by means of a transfer from capital surplus. All references in these financial statements to numbers of common shares and earnings per share have been restated to give retroactive effect to both stock splits.

                       THE PROMUS COMPANIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, UNLESS OTHERWISE STATED)

NOTE 5--STOCKHOLDERS' EQUITY (CONTINUED)
    In addition to its common stock, Promus has the following classes of stock authorized but unissued:

       Preferred stock, $100 par value, 150,000 shares authorized
       Special stock, 5,000,000 shares authorized--
         Series B, $1.125 par value

    Under the terms of employee compensation programs previously approved by the stockholders, Promus has reserved shares of its common stock for issuance under the Restricted Stock and Stock Option Plans. (See Note 14 for a description of the plans.) The following table summarizes the total number of shares authorized for issuance under each of these plans and the remaining unissued shares as of December 31, 1994:

                                                      RESTRICTED          STOCK
                                                      STOCK PLAN    OPTION PLAN
                                                      ----------    -----------
Total shares authorized for issuance under the
  plans............................................    4,800,000      5,850,000
Shares issued and options granted..................   (4,300,307)    (3,358,035)
                                                      ----------    -----------
Shares held in reserve for issuance or grant under
  the plans as of December 31, 1994................      499,693      2,491,965
                                                      ----------    -----------
                                                      ----------    -----------

    Promus' Board of Directors has authorized that one-third of a special right be attached to each outstanding share of common stock. These rights entitle the holders to purchase, under certain conditions, units consisting of fractional shares of special stock--series B at a purchase price of $125 per unit, subject to adjustment. The rights also, under certain conditions, entitle the holders to purchase $250 worth of common stock for $125. These rights expire on October 5, 1996, unless Promus decides to redeem them earlier at $0.05 per right or upon the occurrence of certain other events.

                       THE PROMUS COMPANIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, UNLESS OTHERWISE STATED)

NOTE 6--DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

    Deferred costs and other consisted of the following:

                                                            1994         1993
                                                       ---------    ---------
Excess of cost over net assets of businesses
  acquired..........................................   $  48,880    $  50,719
Cash surrender value of life insurance (Note 14)....      44,243       40,258
Deferred finance charges............................      12,265       15,065
Receivables due after one year, net of allowance for
  doubtful accounts of $75 in 1994..................       3,941       19,966
Preopening costs (Note 4)...........................           -       22,825
Other...............................................      67,020       25,378
                                                       ---------    ---------
                                                       $ 176,349    $ 174,211
                                                       ---------    ---------
                                                       ---------    ---------

    Accrued expenses consisted of the following:

                                                            1994         1993
                                                       ---------    ---------
Insurance claims and reserves.......................   $  49,448    $  39,859
Payroll and other compensation......................      41,937       31,573
Accrued interest payable............................      12,884       13,388
Deposits and customer funds.........................      12,815       12,315
Taxes, including income taxes.......................      (4,419)      30,946
Other accruals......................................      43,781       17,562
                                                       ---------    ---------
                                                       $ 156,446    $ 145,643
                                                       ---------    ---------
                                                       ---------    ---------

    As of December 31, 1993, Receivables due after one year and Taxes, including income taxes, included $16.4 million and $29.1 million, respectively, for estimated amounts receivable from and payable to Bass PLC (Bass) as of that date pursuant to terms of the Tax Sharing Agreement (see Note 12). At December 31, 1994, pursuant to the terms of the Settlement with Bass, all amounts receivable from or payable to Bass have been reclassified in the Consolidated Balance Sheet to Accrued litigation settlement and related costs (see Note 13).

                       THE PROMUS COMPANIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, UNLESS OTHERWISE STATED)

NOTE 7--EXTRAORDINARY ITEMS

    The components of the net extraordinary items for fiscal 1993 and 1992 were as follows:

                                                            1993         1992
                                                       ---------    ---------
Losses on early extinguishments of debt.............   $  (8,862)   $  (5,558)
Income tax benefit..................................       3,415        2,112
                                                       ---------    ---------
                                                          (5,447)      (3,446)
                                                       ---------    ---------
Extraordinary items related to discontinued hotel
  operations
  Gain on forgiveness of joint venture debt.........           -        4,353
  Gain due to discounting of debt at
    extinguishment..................................           -        3,032
                                                       ---------    ---------
                                                               -        7,385
  Income tax provision..............................           -       (2,865)
                                                       ---------    ---------
                                                               -        4,520
                                                       ---------    ---------
Extraordinary items, net of income taxes............   $  (5,447)   $   1,074
                                                       ---------    ---------
                                                       ---------    ---------

    There were no extraordinary items reported in fiscal 1994.

NOTE 8--LONG-TERM DEBT

    Long-term debt consisted of the following:

                                                            1994         1993
                                                       ---------    ---------
Secured Bank Facilities
  Revolving Credit Facility, 4.7%-8.5% at
    December 31, 1994, maturity 1998................   $ 288,550    $ 170,000
  9% Notes, backed by letter of credit, maturity
    1995............................................     199,977      199,790
Unsecured Senior Subordinated Notes
  8 3/4%, maturity 2000.............................     200,000      200,000
  10 7/8%, maturity 2002............................     200,000      200,000
Unsecured Notes Payable
  8 3/8%-15%, maturities to 2001....................      27,862       68,148
Debt allocated to discontinued hotel operations.....    (187,860)    (171,777)
                                                       ---------    ---------
                                                         728,529      666,161
Current portion of long-term debt...................      (1,036)      (1,002)
                                                       ---------    ---------
                                                       $ 727,493    $ 665,159
                                                       ---------    ---------
                                                       ---------    ---------

    Promus is negotiating a new $350 million bank facility (Hotel Facility), to be secured by the stock of PHC and its material subsidiaries. Prior to the PHC Spin-off, it is expected that approximately $210 million will be drawn on the Hotel Facility and used to retire a portion of Promus' existing outstanding debt. The Hotel Facility will be assumed by PHC, and Promus will be released from liability, upon consummation of the PHC Spin-off. Promus' outstanding corporate debt is not specifically related to either its casino entertainment or hotel business. Therefore, in anticipation of these transactions, a pro-rata portion of Promus' historical outstanding debt balance, unamortized deferred finance charges and interest expense has been allocated to the discontinued hotel operations for all periods presented. The

                       THE PROMUS COMPANIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, UNLESS OTHERWISE STATED)

NOTE 8--LONG-TERM DEBT (CONTINUED)
amounts allocated are based on the percentage of Promus' existing debt expected to be retired using proceeds from the Hotel Facility and, together with debt specifically related to PHC of $3.3 million and $4.0 million at December 31, 1994 and 1993, respectively, are included in net assets of discontinued hotel operations.

    As of December 31, 1994, annual principal requirements, net of the debt allocated to the discontinued hotel operations, for the four years subsequent to 1995 were: 1996, $1.6 million; 1997, $1.6 million; 1998, $302.7 million; and
1999, $19.4 million. Promus funded the scheduled retirement of the 9% Notes which matured on February 15, 1995 using funds drawn under the long-term revolving credit facility. Therefore, these Notes are considered to be retired in 1998 for purposes of this disclosure.

  Revolving Credit Facility

    Promus' secured bank facility consists of a $650 million reducing revolving and letter of credit facility (the Facility). Reductions of the borrowing capacity available under the Facility are as follows: $50 million, July 1996; $75 million, January 1997; $75 million, July 1997; and $450 million, July 1998. Of the $650 million available under the Facility, there is a sub-limit of $255 million for letters of credit. The Facility originally provided for borrowings at a base rate of either the Eurodollar rate plus 1 1/2% or prime rate plus 1/2%. As a result of achieving certain defined financial objectives contained in the Facility agreement, the interest rate on the Facility was reduced during 1994 to the Eurodollar rate plus 7/8% as of December 31, 1994. The annual fees on letters of credit and commitment fees on the unutilized portion under the Facility, at December 31, 1994, were 1 1/8% and 3/8%, respectively.

    The Facility is secured by the assets of Promus' Nevada and New Jersey casino properties, the stock of its principal subsidiary, Embassy Suites, Inc. (Embassy), and certain other subsidiaries and certain other casino entertainment segment trademarks. The Facility agreement contains financial covenants requiring Promus to maintain a specific tangible net worth and to meet other financial ratios. Its covenants limit Promus' ability to pay dividends and to repurchase its outstanding shares. Approval from the banks providing the Facility will be required prior to consummation of the PHC Spin-off. In connection with the PHC Spin-off, Promus is negotiating amendments to the Facility which are expected to include, among other things, a reduction in the aggregate principal amount available under the Facility and modifications to certain financial covenants.

    As of December 31, 1994, Promus' borrowings under the Facility, including amounts allocated to the discontinued hotel operations, were $288.6 million and an additional $226.4 million was committed to back certain letters of credit, including a $204.7 million letter of credit backing the 9% Notes. After consideration of these borrowings, $135.0 million of the Facility was available to Promus at December 31, 1994.

  Senior Subordinated Notes

    During 1993, Embassy, a wholly-owned subsidiary of Promus, completed an offering of $200 million principal amount of 8 3/4% Senior Subordinated Notes due 2000 (8 3/4% Notes). The 8 3/4% Notes are unsecured and contain covenants which, among other things, place limitations on Embassy's ability to pay dividends and make restricted payments, as defined, to Promus (see Note 16), and limit Embassy's ability to incur additional debt. The 8 3/4% Notes have essentially the same financial covenants as, and are pari passu in right of payment to, the 10 7/8% Senior Subordinated Notes due 2002 (10 7/8% Notes) issued during 1992.

                       THE PROMUS COMPANIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, UNLESS OTHERWISE STATED)

NOTE 8--LONG-TERM DEBT (CONTINUED)
    Promus has unconditionally guaranteed Embassy's obligations under both the 8 3/4% Notes and the 10 7/8% Notes.

  Interest Rate Agreements

    To manage the relative mix of its debt between fixed and variable rate instruments, Promus enters into interest rate swap agreements to modify the interest characteristics of its outstanding debt without an exchange of the underlying principal amount. At December 31, 1994 and 1993, Promus was a party to certain interest rate swap agreements pursuant to which it pays a variable interest rate in exchange for receiving a fixed interest rate. The average variable rate paid by Promus was 5.8% and 3.4% at December 31, 1994 and 1993, respectively, and the average fixed interest rate received was 5.9% at both dates. The impact of these interest rate swap agreements on the effective interest rates of the associated debt was as follows:

                                                     EFFECTIVE
                                                      RATE AT        NEXT SEMI-
                                      CONVERTED    DECEMBER 31,     ANNUAL RATE
                                           RATE    -------------     ADJUSTMENT
ASSOCIATED DEBT                        (LIBOR+)     1994    1993           DATE   SWAP MATURITY
- -----------------------------------   ---------    -----    ----    -----------   -------------
10 7/8% Notes
  $200 million.....................      4.73%     10.68%   8.14%   April 15      October 1997
8 3/4% Notes
  $50 million......................      3.42%      9.58%   6.93%   May 15        May 1998
  $50 million......................      3.22%      8.71%   6.76%   January 15    July 1998

    In accordance with the terms of the interest rate swap agreements, the effective interest rate on $50 million of the 8 3/4% Notes was adjusted on January 15, 1995 to 10.01%.

    Promus also maintains interest rate protection, in the form of a rate collar transaction entered into in June 1990, on $140 million of its variable rate bank debt. The interest rate protection expires in June 1995 and at December 31, 1994, held Promus' interest rate in a range between 8.7% and 11.9%.

    On January 24, 1995, Promus entered into additional interest rate swap agreements to effectively convert $200 million in variable rate debt to a fixed rate in expectation of using borrowings under the variable rate bank facility to fund the scheduled retirement of the $200 million 9% Notes. On March 16, 1995, Promus entered into two additional interest rate swap agreements to effectively convert an additional $100 million in variable rate debt to a fixed rate. Pursuant to the terms of these

                       THE PROMUS COMPANIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, UNLESS OTHERWISE STATED)

NOTE 8--LONG-TERM DEBT (CONTINUED)
swaps, Promus will receive variable payments tied to LIBOR in exchange for Promus' payments at a fixed interest rate. The fixed rates to be paid by Promus are summarized in the following table:

                                                     EFFECTIVE RATE
                                        SWAP RATE     ON ASSOCIATED
                                             PAID              DEBT             SWAP
ASSOCIATED DEBT                           (FIXED)      AT INCEPTION         MATURITY
- -------------------------------------   ---------    --------------    -------------
Revolving Credit Facility (Eurodollar
 plus 7/8%)
   $50 million.......................     7.915%         8.790%        January 1998
   $50 million.......................     7.914%         8.789%        January 1998
   $50 million.......................     7.910%         8.785%        January 1998
   $50 million.......................     7.863%         8.738%        July 1997
   $50 million.......................     6.990%         7.865%        March 2000
   $50 million.......................     6.985%         7.860%        March 2000

    The differences to be paid or received under the terms of the interest rate swap agreements and the rate collar transaction described above are accrued as an adjustment to interest expense for the related debt. Changes in the effective interest rates to be paid by Promus pursuant to the terms of its interest rate agreements will have a corresponding effect on its future cash flows. These agreements contain a credit risk that the counterparties may be unable to meet the terms of the agreements. Promus minimizes that risk by evaluating the creditworthiness of its counterparties, which are limited to major banks and financial institutions, and does not anticipate nonperformance by the counterparties.

    As a component of a transaction whereby Promus effectively secured an option to a site for a potential casino, Promus has guaranteed a third party's $25 million variable rate bank loan. Promus also has entered into an interest rate swap agreement in which Promus receives a fixed interest rate of 7% from the third party and pays the variable interest rate of the subject debt (LIBOR plus 1.75%). The negative value of the swap, which is marked to market by Promus and included in interest expense, was approximately $1.1 million at December 31, 1994. Promus' guarantee and the swap agreement expire December 1, 1996 and are also subject to earlier termination upon the occurrence of certain events. As with the other interest rate swap agreements entered into by Promus, this agreement contains an element of risk that the counterparty may be unable to meet the terms of the agreement. Promus has minimized such exposure by obtaining a security interest in certain assets of the third party.

  Shelf Registration

    Embassy has an effective shelf registration with the Securities and Exchange Commission for up to $200 million of new debt securities. The terms and conditions of these debt securities, which will be unconditionally guaranteed by Promus, will be determined by market conditions at the time of issuance. The shelf registration expires in August 1995.

  Fair Market Value

    Based on the borrowing rates currently available for debt with similar terms and maturities and market quotes of its publicly traded debt, the fair value of Promus' long-term debt, including the

                       THE PROMUS COMPANIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, UNLESS OTHERWISE STATED)

NOTE 8--LONG-TERM DEBT (CONTINUED)
interest rate agreements and excluding debt allocated to the discontinued hotel operations, at December 31, 1994 and 1993 was as follows:

                                                                         DECEMBER 31,
                                                          ------------------------------------------
                                                                 1994                   1993
                                                          -------------------    -------------------

                                                          CARRYING     MARKET    CARRYING     MARKET
(IN MILLIONS)                                                VALUE      VALUE       VALUE      VALUE
                                                          --------    -------    --------    -------
Outstanding debt.......................................   $ (728.5)   $(723.0)   $ (666.1)   $(701.6)
Interest rate agreements (used for hedging purposes)
  Interest rate swaps..................................          -      (17.9)        1.7        9.8
  Interest rate collar.................................       (0.3)      (0.8)       (0.4)      (7.8)

    The amounts reflected as the "carrying value" of the interest rate agreements represent the accrual balance as of the date reported. The "market value" of the interest rate agreements represent the estimated amount, considering the prevailing interest rates, that Promus would receive (or pay) to terminate the agreement as of the date reported. The above table excludes the interest rate swap agreements entered into subsequent to year-end.

NOTE 9--LEASES

    Promus leases both real estate and equipment used in its operations through operating and capital leases. Leases which transfer substantially all benefit and risk incidental to the ownership of property are capitalized. In addition to minimum rentals, many leases provide for contingent rents based on percentages of revenue. Real estate operating leases range from five to 10 years with various automatic extensions totaling up to 30 years. The average remaining term for other operating leases, which generally contain renewal options, extends approximately five years. The costs of leased assets are amortized over periods not in excess of the lease terms.

    Rental expense associated with operating leases included in the Consolidated Statements of Income was as follows:

                                                    1994       1993       1992
                                                 -------    -------    -------
Noncancelable
  Minimum.....................................   $ 9,919    $ 9,052    $ 8,504
  Contingent..................................         -        122          -
  Sublease....................................       (11)        (4)       (26)
Other.........................................     2,195      5,297      2,677
                                                 -------    -------    -------
                                                 $12,103    $14,467    $11,155
                                                 -------    -------    -------
                                                 -------    -------    -------

                       THE PROMUS COMPANIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, UNLESS OTHERWISE STATED)

NOTE 9--LEASES (CONTINUED)
    The future minimum rental commitments as of December 31, 1994, were as follows:

                                                                 NONCANCELABLE
                                                                     OPERATING
                                                                        LEASES
                                                                 -------------
1995..........................................................     $  12,397
1996..........................................................         9,223
1997..........................................................         6,729
1998..........................................................         5,550
1999..........................................................         5,220
Thereafter....................................................        62,132
                                                                 -------------
Total minimum lease payments..................................     $ 101,251
                                                                 -------------
                                                                 -------------

    Minimum rental commitments exclude contingent rentals, which may be paid under certain leases based on a percentage of revenues in excess of specified amounts.

NOTE 10--INCOME TAXES

    Promus' federal and state income tax provision (benefit) allocable to identified income statement and balance sheet line items was as follows:

                                                    1994        1993       1992
                                                 -------    --------    -------
Income before income taxes and minority
  interest....................................   $75,391    $ 59,394    $35,479
Discontinued operations.......................    26,798      13,869      1,401
Extraordinary items...........................         -      (3,415)       753
Cumulative effect of change in accounting
  policy......................................    (4,317)          -          -
Stockholders' equity
  Compensation expense for tax purposes in
    excess of amounts recognized for financial
    reporting purposes........................    (3,252)    (10,467)    (3,726)
  Pro-rata share of proceeds from equity
    investee's initial public offering........         -       2,662          -
                                                 -------    --------    -------
                                                 $94,620    $ 62,043    $33,907
                                                 -------    --------    -------
                                                 -------    --------    -------

    Income tax expense attributable to Income before income taxes and minority interest consisted of the following:

                                                    1994       1993       1992
                                                --------    -------    -------
Current
  Federal....................................   $103,264    $44,557    $25,224
  State......................................      4,992      4,424      5,361
Deferred.....................................    (32,865)    10,413      4,894
                                                --------    -------    -------
                                                $ 75,391    $59,394    $35,479
                                                --------    -------    -------
                                                --------    -------    -------

                       THE PROMUS COMPANIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, UNLESS OTHERWISE STATED)

NOTE 10--INCOME TAXES (CONTINUED)
    The differences between the statutory federal income tax rate and the effective tax rate expressed as a percentage of Income before income taxes and minority interest were as follows:

                                                      1994      1993      1992
                                                      ----      ----      ----
Statutory tax rate.................................   35.0%     35.0%     34.0%
Increases (decreases) in tax resulting from:
  State taxes, net of federal tax benefit..........    3.2       2.4       7.3
  Provision for settlement of litigation and
    related costs (Note 13)........................   13.3       0.1       0.4
  Minority interest in partnership earnings........   (3.5)     (1.2)        -
  Adjustment of valuation of deferred tax assets
    and liabilities due to change in tax rate......      -       0.7         -
  Targeted jobs tax credit.........................   (1.0)     (0.6)     (0.5)
  Goodwill amortization............................    0.5       0.4       0.7
  Other............................................    6.6       5.9      (0.2)
                                                      ----      ----      ----
                                                      54.1%     42.7%     41.7%
                                                      ----      ----      ----
                                                      ----      ----      ----

    The components of Promus' net deferred tax balance included in the Consolidated Balance Sheets were as follows:

                                                             1994        1993
                                                         --------    --------
Deferred tax assets
  Compensation........................................   $ 19,478    $ 17,874
  Self-insurance reserves.............................     10,346       9,456
  Preopening expenses.................................      6,515           -
  Investments in nonconsolidated affiliates...........      4,967           -
  Bad debt reserve....................................      4,051       3,280
  Deferred income.....................................        908         113
  Tax credits.........................................          -         618
  Other...............................................      3,967       3,264
                                                         --------    --------
                                                           50,232      34,605
                                                         --------    --------
Deferred tax liabilities
  Property............................................    (38,391)    (50,372)
  Investments in nonconsolidated affiliates...........          -      (1,571)
  Other...............................................          -      (3,686)
                                                         --------    --------
                                                          (38,391)    (55,629)
                                                         --------    --------
    Net deferred tax asset (liability)................   $ 11,841    $(21,024)
                                                         --------    --------
                                                         --------    --------

                       THE PROMUS COMPANIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, UNLESS OTHERWISE STATED)

NOTE 11--SUPPLEMENTAL CASH FLOW INFORMATION

    The increase (decrease) in cash and cash equivalents due to the changes in long-term and working capital accounts was as follows:

                                                    1994       1993        1992
                                                --------    -------    --------
Long-term accounts
  Deferred costs and other assets............   $  1,413    $(2,534)   $ (6,580)
  Deferred credits and other long-term
    liabilities..............................     (5,860)     3,129      (9,759)
                                                --------    -------    --------
    Net change in long-term accounts.........   $ (4,447)   $   595    $(16,339)
                                                --------    -------    --------
                                                --------    -------    --------
Working capital accounts
  Receivables................................   $(15,256)   $(5,185)   $ (9,396)
  Supplies...................................        369     (1,319)       (454)
  Prepayments................................     (1,868)      (885)      6,017
  Other current assets.......................       (798)    (7,545)     (8,312)
  Accounts payable...........................     22,552      7,988      (2,419)
  Accrued expenses...........................     25,884     35,664      18,888
                                                --------    -------    --------
    Net change in working capital accounts...   $ 30,883    $28,718    $  4,324
                                                --------    -------    --------
                                                --------    -------    --------

  Supplemental Disclosure of Cash Paid for Interest and Taxes

    The following table reconciles Promus' Interest expense, net of interest capitalized, per the Consolidated Statements of Income, to cash paid for interest:

                                                    1994        1993       1992
                                                 -------    --------    -------
Interest expense, net of amount capitalized
  (Note 3)....................................   $78,322    $ 73,080    $77,571
Adjustments to reconcile to cash paid for
  interest:
  Promus' share of interest expense of
    nonconsolidated affiliates (Note 15)......    (1,959)          -          -
  Net change in accruals......................    (4,923)    (10,708)    (5,264)
  Amortization of deferred finance charges....    (2,844)     (3,261)    (4,661)
  Net amortization of discounts and
    premiums..................................      (176)       (172)      (194)
                                                 -------    --------    -------
Cash paid for interest, net of amount
  capitalized.................................   $68,420    $ 58,939    $67,452
                                                 -------    --------    -------
                                                 -------    --------    -------

    Cash payments, net of refunds, for income taxes, including amounts paid on behalf of the discontinued hotel operations, amounted to $116,093, $49,771 and $28,038 for 1994, 1993 and 1992, respectively (see Note 10).

NOTE 12--COMMITMENTS AND CONTINGENCIES

  Contractual Commitments

    Promus is pursuing many casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties, guarantees by Promus of third party debt and development completion guarantees. As of December 31, 1994, Promus

                       THE PROMUS COMPANIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, UNLESS OTHERWISE STATED)

NOTE 12--COMMITMENTS AND CONTINGENCIES (CONTINUED) has guaranteed third party loans and leases of $57 million, which are secured by certain assets, and has other contractual commitments of $64 million, excluding amounts previously recorded.

    See Note 15 for discussion of the completion guarantee provided to Harrah's Jazz Company by Promus related to development of the New Orleans' casino.

  Guarantee of Insurance Contract

    Promus has guaranteed the value of a guaranteed investment contract with an insurance company held by Promus' defined contribution savings plan. Promus has also agreed to provide non-interest-bearing loans to the plan to fund, on an interim basis, withdrawals from this contract by retired or terminated employees. Promus' maximum exposure on this guarantee as of December 31, 1994, is $8.0 million.

  Self-Insurance

    Promus is self-insured for various levels of general liability, workers' compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims.

  Severance Agreements

    Promus has severance agreements with 11 of its senior executives, which provide for payments to the executives in the event of their termination after a change in control, as defined, of Promus. These agreements provide, among other things, for a compensation payment equal to 2.99 times the average annual compensation paid to the executive for the five preceding calendar years, as well as for accelerated payment or accelerated vesting of any compensation or awards payable to the executive under any of Promus' incentive plans. The estimated amount, computed as of December 31, 1994, that would have been payable under the agreements to these executives based on earnings and stock options aggregated approximately $27.7 million.

  Tax Sharing Agreements

    Under the terms of the Settlement between Promus and Bass PLC (Bass) (see
Note 13), the Tax Sharing Agreement entered into in connection with the February 7, 1990, spin-off (the 1990 Spin-off) of the stock of Promus to stockholders of Holiday Corporation will be terminated. Under the Tax Sharing Agreement, Promus was liable, with certain exceptions, for taxes of Holiday and its subsidiaries for all pre-1990 Spin-off tax periods. Bass was obligated under the same agreement to pay Promus the amount of any tax benefits realized by Holiday as a result of adjustments to pre-1990 Spin-off tax periods of Holiday and its subsidiaries. Under the provisions of the Settlement, Promus will remain obligated for certain tax issues related to Promus and its subsidiaries for the pre-1990 Spin-off tax periods and certain other items related to the final resolution of disputed issues from the Internal Revenue Service (IRS) examination of income tax returns for 1987 through the 1990 Spin-off date. A protest defending the taxpayers' position on all disputed issues for these periods was filed with the IRS during third quarter 1993 and negotiations to resolve these issues continue. Final resolution of the disputed issues is not expected to have a material adverse effect on Promus' consolidated financial position or its results of operations.

                       THE PROMUS COMPANIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, UNLESS OTHERWISE STATED)

NOTE 13--LITIGATION

    In March 1995, Promus entered into a settlement agreement (the Settlement) with Bass of all claims related to the Merger Agreement and Tax Sharing Agreement arising from the 1990 Spin-off of Promus and acquisition of the Holiday Inn hotel business by Bass. As a result of the Settlement, which is subject to approval of the court, a charge of $49.2 million was recorded in 1994 to accrue the estimated cost of the Settlement, the related legal fees and other associated expenses. In addition to these costs, legal fees and other expenses incurred related to Promus' defense of this litigation are included in the Provision for settlement of litigation and related costs in the Consolidated Statements of Income for all periods presented. Such costs amounted to $4.3 million, $0.4 million and $1.8 million in 1994, 1993 and 1992, respectively. Payments for the Settlement are not expected to be deductible for federal income tax purposes (see Note 10).

    Promus is involved in various inquiries, administrative proceedings and litigation relating to contracts, sales of property and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management believes that the final outcome of these matters will not have a material adverse effect upon Promus' consolidated financial position or its results of operations.

NOTE 14--EMPLOYEE BENEFIT PLANS

  Savings and Retirement Plan

    Promus maintains a defined contribution savings and retirement plan, which, among other things, allows pre-tax and after-tax contributions to be made by employees to the plan. Under the plan, participating employees may elect to contribute up to 16 percent of their eligible earnings, the first six percent of which Promus will match fully. Amounts contributed to the plan are invested, at the participant's option, in a Promus company stock fund, a diversified stock fund, an aggressive stock fund, a long-term bond fund, an income fund and a treasury fund. Participants become vested in Promus' matching contribution over seven years of credited service. Promus' contribution expense for this plan was $11.4 million, $10.2 million and $8.9 million in 1994, 1993 and 1992, respectively.

  Employee Stock Ownership Plan

    Promus has an employee stock ownership plan, which is a noncontributory stock bonus plan covering employees of Promus and its affiliates. Promus' contributions to the plan are discretionary and are made only if approved by the Human Resources Committee of Promus' Board of Directors. Contributions of $0.5 million, $0.7 million and $0.8 million were approved for the plan years 1994, 1993 and 1992, respectively.

  Restricted Stock and Stock Option Plans

    As a component of Promus' retention and long-term compensation packages, key employees may be granted shares of common stock under the Promus Restricted Stock Plan (RSP) and/or options to purchase shares of Promus common stock under the Promus Stock Option Plan (SOP). Shares granted under the RSP are restricted as to transfer and subject to forfeiture during a specified period or periods prior to vesting. The shares generally vest over staggered periods ranging from two to four years. No awards of RSP shares may be made under the current plan after November 1999. The deferred compensation related to the RSP shares is generally amortized to expense over the vesting period. This expense totaled $4.4 million, $4.8 million and $4.3 million in 1994, 1993 and 1992, respectively.

                       THE PROMUS COMPANIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, UNLESS OTHERWISE STATED)

NOTE 14--EMPLOYEE BENEFIT PLANS (CONTINUED)
    Promus' SOP allows an option holder to purchase Promus common stock over specified periods of time, generally ten years, at a fixed price equal to the market value at the date of grant. No options may be granted under the SOP after November 1999. A summary of stock option transactions during 1994 follows:

                                                              NUMBER OF
                                                            COMMON SHARES
                                      OPTION PRICE    --------------------------
                                             RANGE        OPTIONS      AVAILABLE
                                       (PER SHARE)    OUTSTANDING      FOR GRANT
                                     -------------    -----------    -----------
Balance-January 1, 1994...........   $ 1.19-$47.75      2,137,737      2,750,155
1994 grants.......................   $28.44-$50.00      1,141,865     (1,141,865)
Exercised.........................   $ 1.19-$15.67       (127,633)             -
Canceled..........................   $ 9.00-$50.00       (883,675)       883,675
                                                      -----------    -----------
Balance-December 31, 1994.........   $ 3.94-$50.00      2,268,294      2,491,965
                                                      -----------    -----------
                                                      -----------    -----------
Exercisable at December 31, 1994..   $ 3.94-$47.75        435,954
                                                      -----------
                                                      -----------

  Deferred Compensation Plans

    Promus maintains deferred compensation plans under which certain employees and its directors may defer a portion of their compensation. Amounts deposited into these plans are unsecured liabilities of Promus and earn interest at rates approved by the Human Resources Committee of the Board of Directors. The total liability included in Deferred credits and other liabilities for these plans at December 31, 1994 and 1993 was $35.9 million and $31.0 million, respectively. In connection with the administration of one of these plans, Promus has purchased company-owned life insurance policies insuring the lives of certain directors, officers and key employees.

  Multi-Employer Pension Plan

    Approximately 2,600 of Promus' employees are covered by union sponsored, collectively bargained multi-employer pension plans. Promus contributed and charged to expense $1.9 million, $2.0 million and $1.8 million in 1994, 1993 and 1992, respectively, for such plans. The plans' administrators do not provide sufficient information to enable Promus to determine its share, if any, of unfunded vested benefits.

NOTE 15--NONCONSOLIDATED AFFILIATES

  Harrah's Jazz Company

    A Promus subsidiary owns an approximate 53% equity interest in Harrah's Jazz Company (Harrah's Jazz), the partnership developing the sole land-based casino permitted by law to operate in Orleans Parish, Louisiana. One of Promus' partners in Harrah's Jazz has an option to purchase an additional equity interest of approximately 14.6% from Promus for $33.3 million at any time until 120 days after opening of the temporary casino. Due to the existence of this option and its likelihood of being exercised, Promus' ownership of a majority interest in Harrah's Jazz is expected to be temporary. As a result, Harrah's Jazz is not consolidated into Promus' financial statements.

    Summarized balance sheet and income statement information for Harrah's Jazz, which Promus accounted for using the equity method, as of December 31, 1994 and 1993, and for the period from

                       THE PROMUS COMPANIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, UNLESS OTHERWISE STATED)

NOTE 15--NONCONSOLIDATED AFFILIATES (CONTINUED)
November 29, 1993 (date of inception) through December 31, 1993, and the year ended December 31, 1994 were as follows:

                                                              1994       1993
                                                          --------    -------
Summarized Balance Sheet Information
  Current assets.......................................   $454,295    $   347
  Land, buildings and equipment, net...................     69,608     47,887
  Other assets.........................................    141,488     39,539
                                                          --------    -------
    Total assets.......................................    665,391     87,773
                                                          --------    -------
  Current liabilities..................................     23,894      4,358
  Long-term debt.......................................    510,000     65,376
                                                          --------    -------
    Total liabilities..................................    533,894     69,734
                                                          --------    -------
      Net assets.......................................   $131,497    $18,039
                                                          --------    -------
                                                          --------    -------
                                                                      INCEPTION
                                                     YEAR ENDED         THROUGH
                                                   DECEMBER 31,    DECEMBER 31,
                                                           1994            1993
                                                   ------------    ------------

Summarized Statements of Operations

  Revenues......................................   $        291    $         50
                                                   ------------    ------------
                                                   ------------    ------------

  Operating loss................................   $    (23,891)   $     (6,167)
                                                   ------------    ------------
                                                   ------------    ------------

  Net loss......................................   $    (29,201)   $     (6,302)
                                                   ------------    ------------
                                                   ------------    ------------

    The estimated cost of the project is $815 million, of which approximately $251 million had been incurred as of December 31, 1994, and is being financed through a combination of partner capital contributions, public debt securities, bank debt and operating cash flow from the temporary casino to be operated by Harrah's Jazz during construction of the permanent casino. If the funds available from these sources are insufficient to meet the costs of developing, constructing and opening the temporary and permanent casinos, Promus has agreed to loan Harrah's Jazz the funds necessary to complete the project, subject to certain important conditions and exceptions, in exchange for a $12.2 million fee to be paid by Harrah's Jazz.

  Other

    Condensed financial information relating to a foreign casino property currently under development and a restaurant subsidiary has not been presented since their operating results and financial position are not material to Promus either individually or in the aggregate.

                       THE PROMUS COMPANIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, UNLESS OTHERWISE STATED)

NOTE 15--NONCONSOLIDATED AFFILIATES (CONTINUED)
    Promus' share of nonconsolidated affiliates' net income (losses), including Harrah's Jazz, is reflected in the accompanying Consolidated Statements of Income as follows:

                                                                   1994         1993       1992
                                                               --------      -------      -----
Pre-interest operating (loss) income (included in
  Revenue-other)............................................   $(10,535)     $    89      $(167)
                                                               --------      -------      -----
                                                               --------      -------      -----
Interest expense (included in Interest expense).............   $ (1,959)     $     -      $   -
                                                               --------      -------      -----
                                                               --------      -------      -----
Promus' investments in and advances to nonconsolidated
  affiliates
  At Equity:
    Harrah's Jazz...........................................   $ 74,385      $ 8,154
    Other...................................................     18,320          228
  At cost...................................................     24,227       23,499
                                                               --------      -------
                                                               $116,932      $31,881
                                                               --------      -------
                                                               --------      -------

    During 1993, an equity investee of Promus completed an initial public offering of its common stock. As required by equity accounting rules, Promus increased the carrying value of its investment by an amount equal to its pro-rata share of the proceeds of the investee's offering, approximately $6.4 million. A corresponding increase was recorded in the combination of Promus' capital surplus and deferred income tax liability accounts. As a result of this offering, Promus' ownership interest fell below 20% and, accordingly, the investment is no longer accounted for on the equity method.

                       THE PROMUS COMPANIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, UNLESS OTHERWISE STATED)

NOTE 16--SUMMARIZED FINANCIAL INFORMATION

    Embassy is a wholly owned subsidiary and the principal asset of Promus. Summarized financial information of Embassy as of December 31, 1994 and 1993 and for each of the three fiscal years ended December 31, 1994, prepared on the same basis as Promus, was as follows:

                                                 1994          1993        1992
                                           ----------    ----------    --------
Current assets..........................   $  171,445    $  141,494
Land, buildings, riverboats and
  equipment, net........................    1,129,841     1,001,502
Net assets of discontinued hotel
  operations............................      143,008       180,522
Other assets............................      293,015       205,188
                                           ----------    ----------
                                            1,737,309     1,528,706
                                           ----------    ----------
Current liabilities.....................      280,295       202,496
Long-term debt..........................      727,492       665,159
Other liabilities.......................       74,043        98,178
Minority interest.......................       18,267        14,336
                                           ----------    ----------
                                            1,100,097       980,169
                                           ----------    ----------
      Net assets........................   $  637,212    $  548,537
                                           ----------    ----------
                                           ----------    ----------
Revenues................................   $1,337,110    $1,018,776    $890,650
                                           ----------    ----------    --------
                                           ----------    ----------    --------
Operating income........................   $  267,742    $  207,931    $160,056
                                           ----------    ----------    --------
                                           ----------    ----------    --------
Income from continuing operations.......   $   49,044    $   74,867    $ 49,577
                                           ----------    ----------    --------
                                           ----------    ----------    --------
Net income..............................   $   77,430    $   85,167    $ 52,184
                                           ----------    ----------    --------
                                           ----------    ----------    --------

    The agreements governing the terms of Promus' debt contain certain covenants which, among other things, place limitations on Embassy's ability to pay dividends and make other restricted payments, as defined, to Promus. The amount of Embassy's restricted net assets, as defined, computed in accordance with the most restrictive of these covenants regarding restricted payments, was approximately $628.0 million at December 31, 1994.

                  MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

    Promus is responsible for preparing the financial statements and related information appearing in this report. Management believes that the financial statements present fairly its financial position, its results of operations and its cash flows in conformity with generally accepted accounting principles. In preparing its financial statements, Promus is required to include amounts based on estimates and judgments which it believes are reasonable under the circumstances.

    Promus maintains accounting and other control systems designed to provide reasonable assurance that financial records are reliable for purposes of preparing financial statements and that assets are properly accounted for and safeguarded. Compliance with these systems and controls is reviewed through a program of audits by an internal auditing staff. Limitations exist in any internal control system, recognizing that the system's cost should not exceed the benefits derived.

    The Board of Directors pursues its responsibility for Promus' financial statements through its Audit Committee, which is composed solely of directors who are not Promus officers or employees. The Audit Committee meets from time to time with the independent public accountants, management and the internal auditors. Promus' internal auditors report directly to the Audit Committee pursuant to gaming regulations. The independent public accountants have direct access to the Audit Committee, with and without the presence of management representatives.

MICHAEL D. ROSE                                MICHAEL N. REGAN
Chairman of the Board                          Vice President, Controller and
                                               Chief Accounting Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Promus Companies Incorporated:

    We have audited the accompanying consolidated balance sheets of The Promus Companies Incorporated (a Delaware corporation) and subsidiaries (Promus) as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years ended December 31, 1994. These financial statements are the responsibility of Promus' management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Promus as of December 31, 1994 and 1993 and the results of its operations and its cash flows for each of the three years ended December 31, 1994, in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 14(a)2 on page 79 are the responsibility of Promus' management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

    As explained in Note 4 to the consolidated financial statements, effective January 1, 1994, Promus changed its method of accounting for preopening costs.

                                          ARTHUR ANDERSEN LLP

Memphis, Tennessee,
March 20, 1995.

                       THE PROMUS COMPANIES INCORPORATED

                        QUARTERLY RESULTS OF OPERATIONS
                                  (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE         FIRST      SECOND       THIRD      FOURTH        FISCAL
AMOUNTS)                              QUARTER     QUARTER     QUARTER     QUARTER          YEAR
                                     --------    --------    --------    --------    ----------
1994
  Revenues........................   $290,232    $338,805    $366,811    $343,558    $1,339,406
  Operating income................     62,038      77,227      75,851      54,071       269,187
  Income from continuing
    operations....................     22,085      30,774      29,355     (32,230)(1)    49,984
  Income from discontinued hotel
    operations....................      6,131       9,101      14,829       6,258        36,319
  Net income......................     20,284      39,876      44,183     (25,972)(1)    78,371
  Earnings (loss) per share (2):
    Continuing operations.........       0.22        0.30        0.29       (0.31)(1)      0.49
    Discontinued operations,
      net.........................       0.06        0.09        0.14        0.06          0.35
    Net income (loss).............       0.20        0.39        0.43       (0.25)(1)      0.76
1993
  Revenues........................   $210,058    $253,081    $289,704    $267,802    $1,020,645
  Operating income................     31,345      52,798      74,922      50,968       210,033
  Income from continuing
    operations....................      5,599      19,830      30,112      19,326        74,867
  Income from discontinued hotel
    operations....................      6,367       2,983       6,946         630        16,926
  Net income......................     10,956      22,499      32,935      19,956        86,346
  Earnings per share (2)(3):
    Continuing operations.........       0.06        0.19        0.29        0.19          0.73
    Discontinued operations,
      net.........................       0.06        0.03        0.07           -          0.16
    Net income....................       0.11        0.22        0.32        0.19          0.84

- ------------

(1) Fourth quarter 1994 includes a $53.4 million provision for settlement of litigation and related costs (see Note 13).

(2) The sum of the quarterly per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter while the full year is based on the annual weighted average common and common equivalent shares outstanding.

(3) Retroactively adjusted for stock splits (see Note 5).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.
DIRECTORS

    See the information regarding the names, ages, positions and prior business experience of the directors of the Company set forth in the subsection "Nominees" under "Election of Promus Directors" in the Proxy Statement which subsection is incorporated herein by reference.

EXECUTIVE OFFICERS

    See "Executive Officers of the Registrant" on page 38 in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION.

    See the information set forth in the subsections "Compensation of Directors", "Executive Officer Compensation" and "Certain Employment Arrangements" under "Election of Promus Directors" in the Proxy Statement which subsections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    See the information set forth in the subsection "Ownership of Promus Securities" under "Election of Directors" in the Proxy Statement which subsection is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    See the information set forth in the subsection "Certain Transactions" under "Election of Directors" in the Proxy Statement which subsection is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) 1. Financial statements (including related notes to consolidated financial statements) filed as part of this report are listed below:

       Report of Independent Public Accountants

       Consolidated Balance Sheets as of December 31, 1994 and 1993.

       Consolidated Statements of Income for the Fiscal Years Ended December 31,
        1994, 1993 and 1992.

       Consolidated Statements of Stockholders' Equity for the Fiscal Years
        Ended December 31, 1994, 1993 and 1992.

       Consolidated Statements of Cash Flows for the Fiscal Years Ended December
        31, 1994, 1993 and 1992.

    2. Schedules for the fiscal years ended December 31, 1994, 1993 and 1992, are as follows:

    NO.
    ---
     I    -Condensed financial information of registrant
    II    -Valuation and qualifying accounts

    Schedules III, IV, and V are not applicable and have therefore been omitted.

    3. Exhibits (footnotes appear on pages 86 and 87):

   NO.
- ----------
    3(1)     -Certificate of Incorporation of The Promus Companies Incorporated; Certificate
              of Amendment of Certificate of Incorporation of The Promus Companies
              Incorporated dated April 29, 1994. (25)
    3(2)     -Bylaws of The Promus Companies Incorporated, as amended April 29, 1994. (25)
    4(1)     -Rights Agreement dated as of February 7, 1990, between The Promus Companies
              Incorporated and The Bank of New York as Rights Agent. (12)
    4(2)     -Indenture dated as of March 30, 1987, between Holiday Inns, Inc., Issuer,
              Holiday Corporation, Guarantor, and LaSalle National Bank, Trustee; Prospectus
              dated March 5, 1987, for $500,000,000 Holiday Inns, Inc. 11% Subordinated
              Debentures due 1999. (5)
    4(3)     -First Supplemental Indenture dated as of January 8, 1988, under Indenture dated as of March 30, 1987, among Holiday Inns, Inc., Holiday Corporation and LaSalle
              National Bank. (3)
    4(4)     -Second Supplemental Indenture dated as of February 23, 1988, under Indenture dated as of March 30, 1987, among Holiday Inns, Inc., Holiday Corporation,
              Guarantor, and LaSalle National Bank. (3)
    4(5)     -Third Supplemental Indenture dated as of January 17, 1990, with respect to the
              11% Subordinated Debentures due 1999, among LaSalle National Bank, as trustee,
              Holiday Corporation, as guarantor, The Promus Companies Incorporated and Holiday
              Inns, Inc., as issuer; Fourth Supplemental Indenture dated as of February 7,
              1990, with respect to the 11% Subordinated Debentures due 1999, among Holiday
              Inns, Inc., Holiday Corporation, Embassy Suites, Inc., The Promus Companies
              Incorporated and LaSalle National Bank; Form of Debenture for 11% Subordinated
              Debentures due 1999. (12)
    4(6)     -Letter to Bank of New York dated March 18, 1993 constituting Certificate under
              Section 12 of the Rights Agreement dated as of February 7, 1990. (11)
    4(7)     -Interest Swap Agreement between Bank of America National Trust and Savings
              Association and Embassy Suites, Inc. dated May 14, 1993. (6)
    4(8)     -Interest Swap Agreement between NationsBank of North Carolina, N.A. and Embassy
              Suites, Inc. dated May 18, 1993. (6)
    4(9)     -First Supplemental Indenture dated as of July 15, 1987, among Irving Trust
              Company, as resigning trustee with respect to the 1999 Notes, Indiana National
              Bank as successor trustee with respect to the 1999 Notes and Holiday Inns, Inc.;
              Second Supplemental Indenture dated as of January 8, 1988, under Indenture dated as of January 15, 1984, between Holiday Inns, Inc., and Irving Trust Company, as trustee with respect to 8 3/8% Notes due 1996; Third Supplemental Indenture
              dated as of January 8, 1988, under Indenture dated as of January 15, 1984, among
              Holiday Inns, Inc., Irving Trust Company, as resigning trustee with respect to the 8 3/8% Notes due 1996, and LaSalle National Bank as successor trustee with respect to the 8 3/8% Notes due 1996; Fourth Supplemental Indenture dated as of
              February 23, 1988, under Indenture dated as of January 15, 1984, between Holiday
              Inns, Inc. and LaSalle National Bank, as trustee with respect to the 8 3/8%
              Notes due 1996. (3)

   NO.
- ----------
    4(10)    -Fifth Supplemental Indenture dated as of January 23, 1990, with respect to the 8
              3/8% Notes due 1996, among LaSalle National Bank, as trustee, The Promus
              Companies Incorporated and Holiday Inns, Inc., as issuer; Sixth Supplemental
              Indenture dated as of February 7, 1990, with respect to the 8 3/8% Notes due
              1996, among Holiday Inns, Inc., Embassy Suites, Inc., The Promus Companies
              Incorporated and LaSalle National Bank; Form of Note for 8 3/8% Notes due 1996.
              (12)
    4(11)    -Indenture dated as of April 1, 1992, with respect to the 10 7/8% Senior
              Subordinated Notes due 2002, among The Bank of New York, as trustee, The Promus
              Companies Incorporated, as guarantor, and Embassy Suites, Inc., as issuer; Form of Note for 10 7/8% Senior Subordinated Notes due 2002. (18)
    4(12)    -Indenture dated as of August 1, 1993, with respect to the 8 3/4% Senior
              Subordinated Notes due 2000, among The Bank of New York, as trustee, The Promus
              Companies Incorporated, as guarantor, and Embassy Suites, Inc., as issuer; Form of Note for 8 3/4% Senior Subordinated Notes due 2000. (6)
    4(13)    -Interest Swap Agreement between The Sumitomo Bank, Limited and Embassy Suites,
              Inc. dated October 22, 1992; Interest Swap Agreement between The Bank of Nova
              Scotia and Embassy Suites, Inc. dated October 22, 1992; Interest Swap Agreement between The Nippon Credit Bank and Embassy Suites, Inc. dated October 22, 1992;
              (18)
  **4(14)    -Interest Swap Agreement between Bank of America National Trust and Savings
              Association and Embassy Suites, Inc. dated January 25, 1995.
  **4(15)    -Interest Swap Agreements between NationsBank, N.A. (Carolinas) and Embassy
              Suites, Inc. dated January 25, 1995.
  **4(16)    -Interest Swap Agreement between The Bank of Nova Scotia and Embassy Suites, Inc.
              dated January 25, 1995 and amended February 2, 1995.
  **4(17)    -Interest Swap Agreement between The Bank of Nova Scotia and Embassy Suites, Inc.
              dated March 16, 1995.
  **4(18)    -Interest Swap Agreement between NationsBank, N.A. (Carolinas) and Embassy
              Suites, Inc. dated March 16, 1995.
   10(1)     -Amended and Restated Agreement and Plan of Merger among Holiday Corporation,
              Holiday Inns, Inc., The Promus Companies Incorporated, Bass plc, Bass (U.S.A.)
              Hotels, Incorporated (a Delaware corporation) and Bass (U.S.A.) Hotels,
              Incorporated (a Tennessee corporation), dated as of August 24, 1989. (1)
   10(2)     -First Amendment to the Amended and Restated Agreement and Plan of Merger among
              Holiday Corporation, Holiday Inns, Inc., The Promus Companies Incorporated, Bass
              plc and Bass (U.S.A.) Hotels, Incorporated, dated as of February 7, 1990. (2)
   10(3)     -Tax Sharing Agreement dated as of February 7, 1990, among Holiday Corporation,
              Holiday Inns, Inc., The Promus Companies Incorporated, Bass plc, Bass European
              Holdings, N.V., Bass (U.S.A.), Inc. and Bass (U.S.A.) Hotels, Incorporated. (12)
  +10(4)     -Form of Indemnification Agreement entered into by The Promus Companies
              Incorporated and each of its directors and executive officers. (1)
  +10(5)     -The Promus Companies Incorporated 1990 Stock Option Plan. (12)
  +10(6)     -The Promus Companies Incorporated 1990 Restricted Stock Plan. (12)
  +10(7)     -The Promus Companies Incorporated Savings and Retirement Plan Trust Agreement.
              (12)
  +10(8)     -Amendment to The Promus Companies Incorporated Savings and Retirement Plan dated
              May 1, 1991. (15)

- ------------

** Filed herewith

 + Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 14(a)(3) of Form 10-K.

   NO.
- ----------
  +10(9)     -Financial Counseling Plan of The Promus Companies Incorporated as amended
              February 25, 1993. (11)
  +10(10)    -Form of Severance Agreement dated July 30, 1993, entered into with E. O.
              Robinson, Jr. and John M. Boushy. (22)
   10(11)    -Credit Agreement, dated as of July 22, 1993, among Embassy Suites, Inc., The
              Promus Companies Incorporated, the Banks parties thereto, Marina Associates and
              Bankers Trust Company, as Administrative Agent. (19)
   10(12)    -Amended and Restated Reimbursement Agreement, dated as of July 22, 1993, among
              Embassy Suites, Inc., The Promus Companies Incorporated, Marina Associates and
              The Sumitomo Bank, Limited, New York Branch. (19)
   10(13)    -Master Collateral Agreement, dated as of July 22, 1993, among The Promus
              Companies Incorporated, Embassy Suites, Inc., the other Collateral Grantors parties thereto, Bankers Trust Company, as Administrative Agent, and Bankers
              Trust Company as Collateral Agent. (19)
   10(14)    -Security Agreement dated as of July 22, 1993, among Embassy Suites, Inc., the
              Collateral Grantors parties thereto and Bankers Trust Company, as Collateral
              Agent. (19)
   10(15)    -Deed of Trust, Leasehold Deed of Trust, Assignment, Assignment of Leases and
              Rents, Security Agreement and Financing Statement, dated as of July 22, 1993, from Embassy Suites, Inc., Harrah's Laughlin, Inc., and Harrah's Reno Holding
              Company, Inc., the Grantors, to First American Title Company of Nevada, as
              Trustee, for the benefit of Bankers Trust Company, as Beneficiary. (19)
   10(16)    -Mortgage, Leasehold Mortgage, Assignment, Assignment of Leases and Rents and
              Security Agreement, dated as of July 22, 1993, from Marina Associates and
              Embassy Suites, Inc., the Mortgagors, to Bankers Trust Company, as Collateral
              Agent and the Mortgagee. (19)
   10(17)    -Pledge Agreement, dated as of July 22, 1993, between The Promus Companies
              Incorporated and Bankers Trust Company, as Collateral Agent. (19)
   10(18)    -Pledge Agreement, dated as of July 22, 1993, among Embassy Suites, Inc., ESI
              Equity Development Corporation, Harrah's, Harrah's Club, Casino Holding Company,
              and Bankers Trust Company, as the General Collateral Agent, and Bank of America
              Nevada as the Nevada Collateral Agent. (19)
   10(19)    -Form of License Agreement for Hampton Inn. (7)
   10(20)    -Form of License Agreement for Hampton Inn revised 1988. (8)
   10(21)    -Form of License Agreement for Hampton Inn revised 1991. (15)
   10(22)    -Form of License Agreement for Hampton Inn revised 1992. (18)
   10(23)    -Form of License Agreement for Embassy Suites. (9)
   10(24)    -Form of License Agreement for Embassy Suites revised 1989. (12)
   10(25)    -Form of License Agreement for Embassy Suites revised 1990. (13)
   10(26)    -Form of License Agreement for Embassy Suites revised 1991. (15)
   10(27)    -Form of License Agreement for Embassy Suites revised 1992. (18)
   10(28)    -Form of Short-Term License Agreement for Embassy Suites. (12)
   10(29)    -Form of Short-Term License Agreement for Embassy Suites revised 1990. (13)
   10(30)    -Form of Short-Term License Agreement for Embassy Suites revised 1991. (15)
   10(31)    -Form of Short-Term License Agreement for Embassy Suites revised 1992. (18)
   10(32)    -Form of License Agreement for Homewood Suites. (3)
   10(33)    -Form of License Agreement for Homewood Suites revised 1992. (18)

- ------------

 + Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 14(a)(3) of Form 10-K.

   NO.
- ----------
   10(34)    -Form of License Agreement for Homewood Suites revised 1993. (24)
   10(35)    -Form of License Agreement for Embassy Suites revised 1993. (24)
   10(36)    -Form of Short-Term License Agreement for Embassy Suites revised 1993. (24)
   10(37)    -Form of License Agreement for Hampton Inn revised 1993. (24)
   10(38)    -Form of License Agreement for Hampton Inn & Suites. (24)
 **10(39)    -Form of License Agreement for Embassy Suites revised 1994.
 **10(40)    -Form of Short-Term License Agreement for Embassy Suites revised 1994.
 **10(41)    -Form of License Agreement for Hampton Inn revised 1994.
 **10(42)    -Form of License Agreement for Hampton Inn & Suites revised 1994.
 **10(43)    -Form of License Agreement for Homewood Suites revised 1994.
   10(44)    -Management Agreement dated as of December 17, 1986, between Hampton Inns, Inc.
              and Hampton/GHI Associates No. 1. (10)
   10(45)    -Form of Management Agreement between Embassy Suites, Inc. and affiliates of
              General Electric Pension Trust. (10)
  +10(46)    -Employment Agreement dated as of February 26, 1994, and effective April 29,
              1994, between The Promus Companies Incorporated and Michael D. Rose. (26)
  +10(47)    -Amended and Restated Severance Agreement dated as of May 1, 1992 between The
              Promus Companies Incorporated and Michael D. Rose. (18)
  +10(48)    -Summary Plan Description of Executive Term Life Insurance Plan. (18)
  +10(49)    -Forms of Stock Option (1990 Stock Option Plan). (12)
  +10(50)    -Revised Forms of Stock Option (1990 Stock Option Plan). (18)
  +10(51)    -Form of The Promus Companies Incorporated's Annual Bonus Plan, as amended, for
              Managers and Executives. (13)
  +10(52)    -Forms of Restricted Stock Award (1990 Restricted Stock Plan). (12)
  +10(53)    -Deferred Compensation Plan dated October 16, 1991. (15)
  +10(54)    -Form of Deferred Compensation Agreement. (12)
  +10(55)    -Form of Deferred Compensation Agreement revised November 1991. (15)
  +10(56)    -Executive Deferred Compensation Plan. (12)
  +10(57)    -First Amendment to Executive Deferred Compensation Plan, dated as of October 25,
              1990. (13)
  +10(58)    -Second Amendment to Executive Deferred Compensation Plan, dated as of October
              25, 1991. (15)
  +10(59)    -Third Amendment to Executive Deferred Compensation Plan, dated as of October 29,
              1992. (18)
  +10(60)    -Forms of Restricted Stock Award (1990 Restricted Stock Plan). (18)
  +10(61)    -First Amendment to Escrow Agreement dated January 31, 1990 among Holiday
              Corporation, certain subsidiaries thereof and Sovran Bank, as escrow agent. (12)
  +10(62)    -Escrow Agreement dated February 6, 1990 between The Promus Companies
              Incorporated, certain subsidiaries thereof, and Sovran Bank, as escrow agent.
              (12)
  +10(63)    -Form of Amended and Restated Severance Agreement dated November 5, 1992, entered into with Charles A. Ledsinger, Jr., Ben C. Peternell, Philip G. Satre and Colin
              V. Reed. (18)

- ------------

** Filed herewith

 + Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 14(a)(3) of Form 10-K.

   NO.
- ----------
  +10(64)    -Form of memorandum agreement dated July 2, 1991, eliminating stock appreciation rights under stock options held by Charles A. Ledsinger, Jr., Ben C. Peternell and Philip G. Satre. (14)
  +10(65)    -The Promus Companies Incorporated Amended and Restated Savings and Retirement
              Plan dated as of February 6, 1990. (18)
  +10(66)    -Administrative Regulations, Long Term Compensation Plan (Restricted Stock Plan
              and Stock Option Plan), dated as of January 1, 1992. (17)
  +10(67)    -Amendment dated October 29, 1992 to The Promus Companies Incorporated Savings
              and Retirement Plan Trust Agreement; Amendment dated September 21, 1992 to The
              Promus Companies Incorporated Savings and Retirement Plan Trust Agreement. (18)
  +10(68)    -Revised Form of Stock Option. (21)
  +10(69)    -The Promus Companies Incorporated 1990 Stock Option Plan (as amended as of April
              30, 1993). (20)
   10(70)    -Limited Partnership Agreement of Des Plaines Development Limited Partnership
              between Harrah's Illinois Corporation and John Q. Hammons, dated February 28,
              1992; First Amendment to Limited Partnership Agreement of Des Plaines Limited
              Development Partnership dated as of October 5, 1992. (24)
  +10(71)    -Amendment to Escrow Agreement dated as of October 29, 1993 among The Promus
              Companies Incorporated, certain subsidiaries thereof, and NationsBank, formerly
              Sovran Bank. (24)
   10(72)    -Amended and Restated Partnership Agreement of Harrah's Jazz Company, dated as of
              March 15, 1994, among Harrah's New Orleans Investment Company, New
              Orleans/Louisiana Development Corporation and Grand Palais Casino, Inc.; First
              Amendment to the Amended and Restated Partnership Agreement of Harrah's Jazz
              Company, effective as of March 15, 1994. (24)
   10(73)    -Second Amendment dated March 31, 1994 to the Amended and Restated Partnership
              Agreement of Harrah's Jazz Company. (25)
  +10(74)    -The Promus Companies Incorporated 1990 Stock Option Plan, as amended April 29,
              1994. (25)
  +10(75)    -Amendment, dated February 25, 1994 and effective April 29, 1994, to Amended and
              Restated Severance Agreement dated November 5, 1992, between The Promus
              Companies Incorporated and Philip G. Satre. (26)
  +10(76)    -The Promus Companies Incorporated 1990 Stock Option Plan, as amended July 29,
              1994. (26)
  +10(77)    -Amendment dated May 27, 1994 to The Promus Companies Incorporated Savings and
              Retirement Plan. (26)
  +10(78)    -Employment Agreement dated as of February 25, 1994, and effective April 29,
              1994, between The Promus Companies Incorporated and Philip G. Satre including exhibits thereto. (27)
  +10(79)    -Amendment dated as of August 31, 1994 to The Promus Companies Incorporated
              Savings and Retirement Plan. (27)
   10(80)    -Consent dated as of October 7, 1994, among The Promus Companies Incorporated,
              Embassy Suites, Inc., the Banks and Agents parties thereto, Marina Associates and Bankers Trust Company, as Administrative Agent. (27)
   10(81)    -Amended and Restated Third Amendment to the Amended and Restated Partnership
              Agreement of Harrah's Jazz Company. (16)
   10(82)    -Fourth Amendment to the Amended and Restated Partnership Agreement of Harrah's
              Jazz Company. (16)

- ------------

 + Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(a)(3) of Form 10-K

   NO.
- ----------
   10(83)    -Indenture dated as of November 15, 1994 between Harrah's Jazz Company, Harrah's
              Jazz Finance Corp. and First National Bank of Commerce as Trustee for the First
              Mortgage Notes including form of First Mortgage Note. (16)
   10(84)    -Intercreditor Agreement between the Bank Lenders and the First National Bank of
              Commerce as Trustee dated as of November 15, 1994. (16)
   10(85)    -Notes Completion Guarantee among Embassy Suites, Inc., The Promus Companies
              Incorporated and First National Bank of Commerce as Trustee dated as of November
              16, 1994. (16)
   10(86)    -Cash Collateral and Disbursement Agreement among First National Bank of Commerce as Trustee, First National Bank of Commerce as Collateral Agent, Harrah's Jazz
              Company and Harrah's Jazz Finance Corp., dated November 16, 1994. (16)
   10(87)    -Collateral Mortgage Note by Harrah's Jazz Company dated November 15, 1994. (16)
   10(88)    -Act of Collateral Mortgage and Collateral Assignment of Proceeds by Harrah's
              Jazz Company dated November 15, 1994. (16)
   10(89)    -Act of Collateral Assignment of Leases and Rents between Harrah's Jazz Company and First National Bank of Commerce as Collateral Agent dated November 15, 1994.
              (16)
   10(90)    -Act of Security Agreement and Pledge between Harrah's Jazz Company and First
              National Bank of Commerce as Collateral Agent dated November 15, 1994. (16)
   10(91)    -Pledge Agreement between Harrah's Jazz Company, Harrah's Jazz Finance Corp. and
              First National Bank of Commerce as Collateral Agent dated as of November 16,
              1994. (16)
   10(92)    -Security Agreement among Harrah's Jazz Company, Harrah's Jazz Finance Corp. and
              First National Bank of Commerce as Collateral Agent dated as of November 16,
              1994. (16)
   10(93)    -Security Agreement (Cash Collateral) among Harrah's Jazz Company, Harrah's Jazz
              Finance Corp. and First National Bank of Commerce as Trustee dated November 16,
              1994. (16)
   10(94)    -Manager Subordination Agreement (First Mortgage Notes) among Harrah's Jazz
              Company, Harrah's New Orleans Management Company and First National Bank of
              Commerce as Trustee dated as of November 16, 1994. (16)
   10(95)    -Consultant Subordination Agreement (First Mortgage Notes) among Harrah's Jazz
              Company, Grand Palais Management Company, New Orleans/Louisiana Development
              Corporation and First National Bank of Commerce as Trustee dated as of November
              16,1994. (16)
   10(96)    -Completion Guarantor Subordination Agreement (First Mortgage Notes) among
              Harrah's Jazz Company, The Promus Companies Incorporated, Embassy Suites, Inc.
              and First National Bank of Commerce as Trustee dated as of November 16, 1994.
              (16)
   10(97)    -Amended Lease Agreement between Rivergate Development Corporation, as Landlord and Harrah's Jazz Company, as Tenant and City of New Orleans, as Intervenor
              dated March 15, 1994. (28)
   10(98)    -Amended General Development Agreement between Rivergate Development Corporation and Harrah's Jazz Company and City of New Orleans, as Intervenor dated March 15,
              1994. (4)
   10(99)    -Temporary Casino Lease between Rivergate Development Corporation, as Landlord and Harrah's Jazz Company, as Tenant and City of New Orleans, as Intervenor
              dated March 15, 1994. (4)
   10(100)   -Amendment to Amended Lease Agreement between Rivergate Development Corporation, as Landlord and Harrah's Jazz Company, as Tenant and City of New Orleans, as
              Intervenor dated October 5, 1994. (28)

   NO.
- ----------
   10(101)   -Agreement between City of New Orleans and Harrah's Jazz Company, dated October
              5, 1994 (the "Separate City Agreement"). (28)
   10(102)   -Agreement among Rivergate Development Corporation, City of New Orleans and
              Embassy Suites, Inc. and Harrah's Jazz Company, as intervenor, dated October 5,
              1994 (the "Embassy Access Agreement"). (28)
   10(103)   -Casino Operating Contract between the Louisiana Economic Development and Gaming
              Corporation and Harrah's Jazz Company dated July 15, 1994. (4)
   10(104)   -First Amendment to Casino Operating Contract between the Louisiana Economic
              Development and Gaming Corporation and Harrah's Jazz Company dated August 31,
              1994. (28)
   10(105)   -Amended and Restated Management Agreement between Harrah's New Orleans
              Management Company and Harrah's Jazz Company dated March 14, 1994. (4)
   10(106)   -Construction Agreement between Harrah's Jazz Company and Centex Landis
              Construction Co., Inc. dated October 10, 1994, for the construction of the
              Permanent Casino. (28)
   10(107)   -Construction Agreement between Harrah's Jazz Company and Harvey Honore
              Construction Company, Inc. and Broadmoor dated October 10, 1994, for the construction of the Temporary Casino. (28)
   10(108)   -Design and Construction Agreement between Harrah's Jazz Company and Broadmoor dated October 10, 1994, for the construction of the parking structure. (28)
   10(109)   -Credit Agreement among Harrah's Jazz Company, Harrah's Jazz Finance Corp.,
              Various Banks, and Bankers Trust Company as Administrative Agent dated as of
              November 8, 1994. (16)
   10(110)   -Owner's Policy issued March 16, 1994 by First American Title Insurance Company
              to Harrah's Jazz Company with attachments. (16)
   10(111)   -Lender's Title Insurance Policy issued November 16, 1994 by First American Title
              Insurance Company together with reinsurance agreements. (16)
   10(112)   -Completion Loan Agreement among Harrah's Jazz Company, Embassy Suites, Inc., The
              Promus Companies Incorporated, New Orleans/Louisiana Development Corporation,
              Grand Palais Casino, Inc., and Grand Palais Management Company, L.L.C. dated
              October 12, 1994. (23)
   10(113)   -Construction Lien Indemnity Obligation Agreement between Harrah's Jazz Company and Embassy Suites, Inc. dated October 12, 1994. (23)
   10(114)   -First Amendment to the Construction Lien Indemnity Obligation Agreement. (16)
   10(115)   -Option Agreement between Harrah's New Orleans Investment Company and New
              Orleans/Louisiana Development Corporation dated November 8, 1994. (16)
   10(116)   -Option Agreement between Harrah's New Orleans Investment Company and Grand
              Palais Casino, Inc. dated November 8 , 1994. (16)
   10(117)   -Put Agreement between Harrah's New Orleans Investment Company and New
              Orleans/Louisiana Development Corporation dated November 8, 1994. (16)
   10(118)   -Put Agreement between Harrah's New Orleans Investment Company and Grand Palais
              Casino, Inc. dated November 8, 1994. (16)
   10(119)   -Underwriting Agreement among Donaldson, Lufkin & Jenrette Securities
              Corporation, Salomon Brothers Inc, BT Securities Corporation, Harrah's Jazz
              Company and Harrah's Jazz Finance Corp. dated November 9, 1994. (16)
   10(120)   -Specimen form of 14 1/4% First Mortgage Note Due 2001 of Harrrah's Jazz Company
              and Harrah's Jazz Finance Corp. (16)
   10(121)   -Manager Subordination Agreement (Credit Agreement) between Harrah's New Orleans
              Management Company and Bankers Trust Company as Administrative Agent dated as of
              November 16, 1994. (16)

   NO.
- ----------
   10(122)   -Bank Completion Guaranty among Embassy Suites, Inc., The Promus Companies
              Incorporated and Bankers Trust Company as Administrative Agent dated as of
              November 16, 1994. (16)
   10(123)   -Bank Disbursement and Security Agreement among Harrah's Jazz Company, Harrah's
              Jazz Finance Corp. and First National Bank of Commerce as Collateral Agent dated as of November 16, 1994. (16)
   10(124)   -Completion Guaranty by The Promus Companies Incorporated and Embassy Suites,
              Inc. dated as of November 16, 1994 in favor of the Louisiana Economic
              Development and Gaming Corporation. (16)
+**10(125)   -Revised Form of Stock Option (1990 Stock Option Plan).
+**10(126)   -Revised Forms of Restricted Stock Award (1990 Stock Option Plan).
+**10(127)   -Administrative Regulations, Long Term Compensation Plan (Restricted Stock Plan
              and Stock Option Plan) dated as of February 24, 1995.
+**10(128)   -Form of Agreement to Cancel Options dated as of December 16, 1994 entered into with Michael D. Rose, Philip G. Satre, Charles A. Ledsinger, Jr., Ben C.
              Peternell, Colin V. Reed, E. O. Robinson, Jr. and John M. Boushy.
 **11        -Computation of per share earnings.
 **12        -Computations of ratios.
 **21        -List of subsidiaries of The Promus Companies Incorporated.
 **27        -Financial Data Schedule
   99(1)     -Proxy Statement--Information Statement--Prospectus dated December 13, 1989 of
              Holiday Corporation, The Promus Companies Incorporated and Bass Public Limited
              Company. (12)

- ------------

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

 (4) Incorporated by reference from Amendment No. 3 to Form S-1 Registration Statement of Harrah's Jazz Company and Harrah's Jazz Finance Corp., File No. 33-73370, filed August 4, 1994.

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

(16) Incorporated by reference from Harrah's Jazz Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, filed December 21,
     1994, File No.        .

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

(24) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed March 28, 1994, File No. 1-10410.

(25) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, filed May 12, 1994, File No. 1-10410.

(26) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, filed August 11, 1994, File No. 1-10410.

(27) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, filed November 14, 1994, File No. 1-10410.

(28) Incorporated by reference from Amendment No. 4 to Form S-1 Registration Statement of Harrah's Jazz Company and Harrah's Jazz Finance Corp., File No. 33-73370, filed October 12, 1994.

    (b) No Reports on Form 8-K were filed during the fourth quarter of 1994 and thereafter through March 20, 1995.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                             THE PROMUS COMPANIES INCORPORATED

Dated: March 21, 1995                   By:           MICHAEL D. ROSE
                                           ...................................
                                             (Michael D. Rose, Chairman)

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

              Signature                         Title                 Date
- -------------------------------------  ------------------------  --------------

          JAMES L. BARKSDALE           Director                  March 21, 1995
.....................................
        (James L. Barksdale)

         SUSAN CLARK-JACKSON           Director                  March 21, 1995
.....................................
        (Susan Clark-Jackson)

            JAMES B. FARLEY            Director                  March 21, 1995
.....................................
          (James B. Farley)

            JOE M. HENSON              Director                  March 21, 1995
.....................................
           (Joe M. Henson)

           MICHAEL D. ROSE             Director and Chairman     March 21, 1995
.....................................
          (Michael D. Rose)

           WALTER J. SALMON            Director                  March 21, 1995
.....................................
         (Walter J. Salmon)

            PHILIP G. SATRE            Director, President and   March 21, 1995
                                         Chief Executive
.....................................    Officer
          (Philip G. Satre)

            BOAKE A. SELLS             Director                  March 21, 1995
.....................................
          (Boake A. Sells)

             RONALD TERRY              Director                  March 21, 1995
.....................................
           (Ronald Terry)

           EDDIE N. WILLIAMS           Director                  March 21, 1995
.....................................
         (Eddie N. Williams)

            SHIRLEY YOUNG              Director                  March 21, 1995
.....................................
           (Shirley Young)

       CHARLES A. LEDSINGER, JR.       Chief Financial Officer   March 21, 1995
.....................................
     (Charles A. Ledsinger, Jr.)

           MICHAEL N. REGAN            Controller and Principal  March 21, 1995
                                         Accounting Officer
.....................................
         (Michael N. Regan)

                                                                      SCHEDULE I

                       THE PROMUS COMPANIES INCORPORATED
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                              1994        1993
                                                                          --------    --------
                                ASSETS
Cash...................................................................   $      -    $      -
Investments in and advances to subsidiaries (eliminated in
  consolidation).......................................................    480,520     355,185
Net assets of discontinued hotel operations............................    143,008     180,522
Organizational costs...................................................         31         302
                                                                          --------    --------
                                                                          $623,559    $536,009
                                                                          --------    --------
                                                                          --------    --------
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued taxes, including federal income taxes..........................   $    122    $    (28)
                                                                          --------    --------
Commitments and contingencies (Notes 4, 5, 10 and 11)
Stockholders' equity
  Common stock, $0.10 par value, authorized-360,000,000 shares, outstanding-102,402,619 and 102,258,442 shares (net of 37,172 and
    25,251 shares held in treasury)....................................     10,240      10,226
  Capital surplus......................................................    350,196     344,197
  Retained earnings....................................................    265,574     187,203
  Deferred compensation related to restricted stock....................     (2,573)     (5,589)
                                                                          --------    --------
                                                                           623,437     536,037
                                                                          --------    --------
                                                                          $623,559    $536,009
                                                                          --------    --------
                                                                          --------    --------

                 The accompanying Notes to Financial Statements are an integral part of these balance sheets.

                       THE PROMUS COMPANIES INCORPORATED
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                   FISCAL YEAR ENDED DECEMBER
                                                                               31,
                                                                  -----------------------------
                                                                     1994       1993       1992
                                                                  -------    -------    -------
Revenues.......................................................   $     -    $     -    $     -
Costs and expenses.............................................       466        319        458
                                                                  -------    -------    -------
Loss before income taxes and equity in subsidiaries' continuing
  earnings.....................................................      (466)      (319)      (458)
Income tax benefit.............................................       163        112        155
                                                                  -------    -------    -------
Loss before equity in subsidiaries' continuing earnings........      (303)      (207)      (303)
Equity in subsidiaries' continuing earnings....................    50,287     75,074     49,880
                                                                  -------    -------    -------
Income from continuing operations..............................    49,984     74,867     49,577
Equity in subsidiaries' income from discontinued operations....    36,319     16,926      1,841
                                                                  -------    -------    -------
Income before extraordinary items and cumulative effect of
  change in accounting policy..................................    86,303     91,793     51,418
Extraordinary items, net of tax benefit (provision) of $3,415
  and $(753) (Note 8)..........................................         -     (5,447)     1,074
Cumulative effect of change in accounting policy, net of tax
  benefit of $4,317 (Note 9)...................................    (7,932)         -          -
                                                                  -------    -------    -------
Net income.....................................................   $78,371    $86,346    $52,492
                                                                  -------    -------    -------
                                                                  -------    -------    -------

                 The accompanying Notes to Financial Statements
                   are an integral part of these statements.

                       THE PROMUS COMPANIES INCORPORATED
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 FISCAL YEAR ENDED DECEMBER 31,
                                                                --------------------------------
                                                                    1994        1993        1992
                                                                --------    --------    --------
Cash flows from operating activities
  Net income.................................................   $ 78,371    $ 86,346    $ 52,492
  Adjustment to reconcile net income to cash flows from
    operating activities
      Equity in subsidiaries' income from discontinued
        operations...........................................    (36,319)    (16,926)     (1,841)
      Extraordinary items....................................          -       8,862      (1,827)
      Cumulative effect of change in accounting policy,
        before income taxes..................................     13,924           -           -
      Amortization...........................................        271         271         265
      Equity in undistributed continuing earnings of
        subsidiaries.........................................    (50,287)    (75,074)    (49,880)
      Dividend received from subsidiary......................          -           -         500
      Net change in working capital accounts.................     (5,960)     (3,479)        791
                                                                --------    --------    --------
        Cash flows from operating activities.................          -           -         500
                                                                --------    --------    --------
Cash flows used in investing activities
  Advances and capital contributions to subsidiaries.........          -           -        (500)
                                                                --------    --------    --------
Net change in cash...........................................          -           -           -
Cash, beginning of period....................................          -           -           -
                                                                --------    --------    --------
Cash, end of period..........................................   $      -    $      -    $      -
                                                                --------    --------    --------
                                                                --------    --------    --------

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

    On January 30, 1995, Promus announced a planned spin-off, expected to be completed by the end of second quarter 1995, that will split the company into two independent public corporations, one for conducting its casino entertainment business and one for conducting its hotel business. Promus, which is expected to be renamed Harrah's Entertainment, Inc., will retain ownership of the casino entertainment business. Promus' hotel operations, which include the Embassy Suites, Hampton Inn and Homewood Suites hotel brands, will be transferred to a new entity, expected to be named Promus Hotel Corporation (PHC), the stock of which is to be distributed to Promus' stockholders on a one-for-two basis (the PHC Spin-off). As a result of this announcement, Promus' historical financial statements have been restated to reflect the hotel business as discontinued operations. The PHC Spin-off is subject to a number of conditions, including regulatory, bondholder, bank lender and other third party consents, receipt of an opinion from outside legal counsel regarding the tax-free status of the transaction, market conditions, final approval of the Board of Directors and stockholder approval.

NOTE 2--FISCAL YEAR

    As of the beginning of fiscal 1992, Promus changed from a fiscal year to a calendar year for financial reporting purposes. The impact of this change on Promus' financial statements was immaterial.

NOTE 3--ORGANIZATIONAL COSTS

    Organizational costs are being amortized on a straight-line basis over a five year period.

NOTE 4--OWNERSHIP OF ASTER

    The value of Promus' investment in Aster has been reduced below zero. Promus' negative investment in Aster at December 31, 1994 and 1993 was $13.4 million and $12.8 million, respectively, and is included in investments in and advances to subsidiaries on the balance sheet. In addition, Promus has guaranteed the future payment by Aster of certain insurance-related liabilities.

NOTE 5--LONG-TERM DEBT

    Promus has no long-term debt obligations. Promus has guaranteed certain long-term debt obligations of Embassy.

NOTE 6--STOCKHOLDERS' EQUITY

    On April 29, 1994, Promus' stockholders approved an amendment to the Certificate of Incorporation which increased the number of authorized common shares from 120 million to 360 million and reduced the par value per common share from $1.50 to $0.10. As a result, previously reported amounts

                       THE PROMUS COMPANIES INCORPORATED
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         NOTES TO FINANCIAL STATEMENTS

NOTE 6--STOCKHOLDERS' EQUITY (CONTINUED) for the prior year in the consolidated condensed balance sheets have been restated to reclassify amounts from common stock to capital surplus to retroactively reflect the impact of the change in par value.

    On October 29, 1993, Promus' Board of Directors approved a three-for-two stock split, in the form of a stock dividend, effected by a distribution on November 29, 1993, of one additional share for each two shares owned by stockholders of record on November 8, 1993. This October 1993 split followed a two-for-one split, also effected as a stock dividend, approved by the Board on February 26, 1993, and distributed on March 29, 1993. The $1.50 par value per share of Promus' common stock was unchanged by these splits. The par value of the additional shares issued as a result of these splits was capitalized into common stock on the balance sheet by means of a transfer from capital surplus. All references in these financial statements to numbers of common shares and earnings per share have been restated to give retroactive effect to both stock splits.

    During 1993 an equity investee of Promus completed an initial public offering of its common stock. As required by equity accounting rules, Promus increased the carrying value of its investment by an amount equal to its pro-rata share of the proceeds of the investee's offering, approximately $6.4 million. A corresponding increase was recorded in the combination of Promus' capital surplus and deferred income tax liability accounts. As a result of this offering, Promus increased its capital surplus by approximately $3.8 million.

    In addition to its common stock, Promus has the following classes of stock authorized but unissued:

        Preferred stock, $100 par value, 150,000 shares authorized

        Special stock, 5,000,000 shares authorized-
          Series B, $1.125 par value

NOTE 7--INCOME TAXES

    Promus files a consolidated tax return with its subsidiaries.

NOTE 8--EXTRAORDINARY ITEMS

    Promus' equity in Embassy's net extraordinary items for fiscal 1993 and 1992 were as follows:

                                                              1993       1992
                                                           -------    -------
Loss on early extinguishments of debt...................   $(8,862)   $(5,558)
Gain on forgiveness of joint venture debt...............         -      4,353
Gain due to discontinuing of debt at extinguishment.....         -      3,032
                                                           -------    -------
                                                            (8,862)     1,827
Income tax benefit (provision)..........................     3,415       (753)
                                                           -------    -------
Extraordinary items, net of income taxes................   $(5,447)   $ 1,074
                                                           -------    -------
                                                           -------    -------

                       THE PROMUS COMPANIES INCORPORATED
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         NOTES TO FINANCIAL STATEMENTS

NOTE 9--CHANGE IN ACCOUNTING POLICY

    Effective January 1, 1994, Promus changed its accounting policy relating to preopening costs incurred during development of new casino entertainment and hotel projects. Promus' new policy is to defer preopening costs as incurred prior to opening and to expense them upon opening of each project. Previously, Promus had capitalized such costs and amortized them to expense over 36 months from the date of opening. As a result of this change, operating results for the year ended December 31, 1994, reflect the cumulative charge against earnings, net of income taxes, of $7.9 million, or $0.08 per share, to write off the unamortized preopening costs related to projects opened in prior years.

NOTE 10--COMMITMENTS AND CONTINGENCIES

    A Promus subsidiary is one of three partners in Harrah's Jazz Company (Harrah's Jazz), a partnership developing a land-based casino entertainment facility in New Orleans, Louisiana. The estimated cost of the project is $815 million, of which approximately $251 million had been incurred as of December 31, 1994, is being financed through a combination of partner capital contributions, public debt securities, bank debt and operating cash flow from a temporary casino to be operated by Harrah's Jazz during construction of the permanent casino. If the funds available from these sources are insufficient to meet the costs of developing, construction and opening the temporary and permanent casinos, Promus has agreed to loan Harrah's Jazz the funds necessary to complete the project, subject to certain important conditions and exceptions, in exchange for a $12.2 million fee to be paid by Harrah's Jazz.

NOTE 11--LITIGATION

    In March 1995, Promus entered into a settlement agreement (the Settlement) with Bass PLC (Bass) of all claims related to the Merger Agreement and Tax Sharing Agreement from the 1990 Spin-off of Promus and acquisition of the Holiday Inn hotel business by Bass. As a result of the Settlement, which is subject to approval of the court, a charge of $53.4 million was recorded in 1994 on the books of Embassy to accrue the estimated cost of the settlement, the related legal fees and other associated expenses.

                                                                     SCHEDULE II

                       THE PROMUS COMPANIES INCORPORATED
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                                           (IN THOUSANDS)
- -----------------------------------------------------------------------------------------------------
              COLUMN A                  COLUMN B           COLUMN C           COLUMN D      COLUMN E
- -----------------------------------------------------------------------------------------------------
                                                          ADDITIONS
                                                     --------------------
                                                     CHARGED
                                       BALANCE AT    TO COSTS    CHARGED     DEDUCTIONS     BALANCE
                                       BEGINNING       AND       TO OTHER       FROM        AT CLOSE
            DESCRIPTION                OF PERIOD     EXPENSES    ACCOUNTS     RESERVES     OF PERIOD
- -----------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED DECEMBER 31, 1994
  Allowance for doubtful accounts
    Current.........................    $  9,252     $  5,731    $      -     $  5,432(A)   $  9,551
                                       ----------    --------    --------    ----------    ----------
                                       ----------    --------    --------    ----------    ----------
    Long-term.......................    $      -     $     75    $      -     $      -      $     75
                                       ----------    --------    --------    ----------    ----------
                                       ----------    --------    --------    ----------    ----------
    Allowance for losses on property
      dispositions..................    $ 11,000     $    231    $      -     $      -      $ 11,231
                                       ----------    --------    --------    ----------    ----------
                                       ----------    --------    --------    ----------    ----------
    Insurance allowances and
      reserves......................    $ 39,859     $ 52,908    $      -     $ 43,319      $ 49,448
                                       ----------    --------    --------    ----------    ----------
                                       ----------    --------    --------    ----------    ----------

FISCAL YEAR ENDED DECEMBER 31, 1993
    Allowance for doubtful accounts,
      current.......................    $  9,617     $  4,673    $      -     $  5,038(A)   $  9,252
                                       ----------    --------    --------    ----------    ----------
                                       ----------    --------    --------    ----------    ----------
    Allowance for losses on property
      dispositions..................    $ 11,000     $      -    $      -     $      -      $ 11,000
                                       ----------    --------    --------    ----------    ----------
                                       ----------    --------    --------    ----------    ----------
    Insurance allowances and
      reserves......................    $ 31,371     $ 46,333    $      -     $ 37,845      $ 39,859
                                       ----------    --------    --------    ----------    ----------
                                       ----------    --------    --------    ----------    ----------

FISCAL YEAR ENDED DECEMBER 31, 1992
    Allowance for doubtful accounts,
      current.......................    $ 10,727     $  5,211    $      -     $  6,321(A)   $  9,617
                                       ----------    --------    --------    ----------    ----------
                                       ----------    --------    --------    ----------    ----------
    Allowance for losses on property
      dispositions..................    $ 11,000     $      -    $      -     $      -      $ 11,000
                                       ----------    --------    --------    ----------    ----------
                                       ----------    --------    --------    ----------    ----------
    Insurance allowances and
      reserves......................    $ 28,432     $ 45,048    $      -     $ 42,109      $ 31,371
                                       ----------    --------    --------    ----------    ----------
                                       ----------    --------    --------    ----------    ----------

- ------------

(A) Uncollectible accounts written off, net of amounts recovered.

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

    As independent public accountants, we hereby consent to the incorporation of our report dated March 20, 1995, included in this Form 10-K for the year ended December 31, 1994, into the Company's previously filed Registration Statements File Nos. 33-32863, 33-32864 and 33-32865.

                                          ARTHUR ANDERSEN LLP

Memphis, Tennessee,
March 20, 1995.

                                 EXHIBIT INDEX

   NO.
- ----------
    3(1)     -Certificate of Incorporation of The Promus Companies Incorporated; Certificate
              of Amendment of Certificate of Incorporation of The Promus Companies
              Incorporated dated April 29, 1994. (25)
    3(2)     -Bylaws of The Promus Companies Incorporated, as amended April 29, 1994. (25)
    4(1)     -Rights Agreement dated as of February 7, 1990, between The Promus Companies
              Incorporated and The Bank of New York as Rights Agent. (12)
    4(2)     -Indenture dated as of March 30, 1987, between Holiday Inns, Inc., Issuer,
              Holiday Corporation, Guarantor, and LaSalle National Bank, Trustee; Prospectus
              dated March 5, 1987, for $500,000,000 Holiday Inns, Inc. 11% Subordinated
              Debentures due 1999. (5)
    4(3)     -First Supplemental Indenture dated as of January 8, 1988, under Indenture dated as of March 30, 1987, among Holiday Inns, Inc., Holiday Corporation and LaSalle
              National Bank. (3)
    4(4)     -Second Supplemental Indenture dated as of February 23, 1988, under Indenture dated as of March 30, 1987, among Holiday Inns, Inc., Holiday Corporation,
              Guarantor, and LaSalle National Bank. (3)
    4(5)     -Third Supplemental Indenture dated as of January 17, 1990, with respect to the
              11% Subordinated Debentures due 1999, among LaSalle National Bank, as trustee,
              Holiday Corporation, as guarantor, The Promus Companies Incorporated and Holiday
              Inns, Inc., as issuer; Fourth Supplemental Indenture dated as of February 7,
              1990, with respect to the 11% Subordinated Debentures due 1999, among Holiday
              Inns, Inc., Holiday Corporation, Embassy Suites, Inc., The Promus Companies
              Incorporated and LaSalle National Bank; Form of Debenture for 11% Subordinated
              Debentures due 1999. (12)
    4(6)     -Letter to Bank of New York dated March 18, 1993 constituting Certificate under
              Section 12 of the Rights Agreement dated as of February 7, 1990. (11)
    4(7)     -Interest Swap Agreement between Bank of America National Trust and Savings
              Association and Embassy Suites, Inc. dated May 14, 1993. (6)
    4(8)     -Interest Swap Agreement between NationsBank of North Carolina, N.A. and Embassy
              Suites, Inc. dated May 18, 1993. (6)
    4(9)     -First Supplemental Indenture dated as of July 15, 1987, among Irving Trust
              Company, as resigning trustee with respect to the 1999 Notes, Indiana National
              Bank as successor trustee with respect to the 1999 Notes and Holiday Inns, Inc.;
              Second Supplemental Indenture dated as of January 8, 1988, under Indenture dated as of January 15, 1984, between Holiday Inns, Inc., and Irving Trust Company, as trustee with respect to 8 3/8% Notes due 1996; Third Supplemental Indenture
              dated as of January 8, 1988, under Indenture dated as of January 15, 1984, among
              Holiday Inns, Inc., Irving Trust Company, as resigning trustee with respect to the 8 3/8% Notes due 1996, and LaSalle National Bank as successor trustee with respect to the 8 3/8% Notes due 1996; Fourth Supplemental Indenture dated as of
              February 23, 1988, under Indenture dated as of January 15, 1984, between Holiday
              Inns, Inc. and LaSalle National Bank, as trustee with respect to the 8 3/8%
              Notes due 1996. (3)

   NO.
- ----------
    4(10)    -Fifth Supplemental Indenture dated as of January 23, 1990, with respect to the 8
              3/8% Notes due 1996, among LaSalle National Bank, as trustee, The Promus
              Companies Incorporated and Holiday Inns, Inc., as issuer; Sixth Supplemental
              Indenture dated as of February 7, 1990, with respect to the 8 3/8% Notes due
              1996, among Holiday Inns, Inc., Embassy Suites, Inc., The Promus Companies
              Incorporated and LaSalle National Bank; Form of Note for 8 3/8% Notes due 1996.
              (12)
    4(11)    -Indenture dated as of April 1, 1992, with respect to the 10 7/8% Senior
              Subordinated Notes due 2002, among The Bank of New York, as trustee, The Promus
              Companies Incorporated, as guarantor, and Embassy Suites, Inc., as issuer; Form of Note for 10 7/8% Senior Subordinated Notes due 2002. (18)
    4(12)    -Indenture dated as of August 1, 1993, with respect to the 8 3/4% Senior
              Subordinated Notes due 2000, among The Bank of New York, as trustee, The Promus
              Companies Incorporated, as guarantor, and Embassy Suites, Inc., as issuer; Form of Note for 8 3/4% Senior Subordinated Notes due 2000. (6)
    4(13)    -Interest Swap Agreement between The Sumitomo Bank, Limited and Embassy Suites,
              Inc. dated October 22, 1992; Interest Swap Agreement between The Bank of Nova
              Scotia and Embassy Suites, Inc. dated October 22, 1992; Interest Swap Agreement between The Nippon Credit Bank and Embassy Suites, Inc. dated October 22, 1992;
              (18)
  **4(14)    -Interest Swap Agreement between Bank of America National Trust and Savings
              Association and Embassy Suites, Inc. dated January 25, 1995.
  **4(15)    -Interest Swap Agreements between NationsBank, N.A. (Carolinas) and Embassy
              Suites, Inc. dated January 25, 1995.
  **4(16)    -Interest Swap Agreement between The Bank of Nova Scotia and Embassy Suites, Inc.
              dated January 25, 1995 and amended February 2, 1995.
  **4(17)    -Interest Swap Agreement between The Bank of Nova Scotia and Embassy Suites, Inc.
              dated March 16, 1995.
  **4(18)    -Interest Swap Agreement between NationsBank, N.A. (Carolinas) and Embassy
              Suites, Inc. dated March 16, 1995.
   10(1)     -Amended and Restated Agreement and Plan of Merger among Holiday Corporation,
              Holiday Inns, Inc., The Promus Companies Incorporated, Bass plc, Bass (U.S.A.)
              Hotels, Incorporated (a Delaware corporation) and Bass (U.S.A.) Hotels,
              Incorporated (a Tennessee corporation), dated as of August 24, 1989. (1)
   10(2)     -First Amendment to the Amended and Restated Agreement and Plan of Merger among
              Holiday Corporation, Holiday Inns, Inc., The Promus Companies Incorporated, Bass
              plc and Bass (U.S.A.) Hotels, Incorporated, dated as of February 7, 1990. (2)
   10(3)     -Tax Sharing Agreement dated as of February 7, 1990, among Holiday Corporation,
              Holiday Inns, Inc., The Promus Companies Incorporated, Bass plc, Bass European
              Holdings, N.V., Bass (U.S.A.), Inc. and Bass (U.S.A.) Hotels, Incorporated. (12)
  +10(4)     -Form of Indemnification Agreement entered into by The Promus Companies
              Incorporated and each of its directors and executive officers. (1)
  +10(5)     -The Promus Companies Incorporated 1990 Stock Option Plan. (12)
  +10(6)     -The Promus Companies Incorporated 1990 Restricted Stock Plan. (12)
  +10(7)     -The Promus Companies Incorporated Savings and Retirement Plan Trust Agreement.
              (12)
  +10(8)     -Amendment to The Promus Companies Incorporated Savings and Retirement Plan dated
              May 1, 1991. (15)

- ------------

** Filed herewith

 + Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 14(a)(3) of Form 10-K.

   NO.
- ----------
  +10(9)     -Financial Counseling Plan of The Promus Companies Incorporated as amended
              February 25, 1993. (11)
  +10(10)    -Form of Severance Agreement dated July 30, 1993, entered into with E. O.
              Robinson, Jr. and John M. Boushy. (22)
   10(11)    -Credit Agreement, dated as of July 22, 1993, among Embassy Suites, Inc., The
              Promus Companies Incorporated, the Banks parties thereto, Marina Associates and
              Bankers Trust Company, as Administrative Agent. (19)
   10(12)    -Amended and Restated Reimbursement Agreement, dated as of July 22, 1993, among
              Embassy Suites, Inc., The Promus Companies Incorporated, Marina Associates and
              The Sumitomo Bank, Limited, New York Branch. (19)
   10(13)    -Master Collateral Agreement, dated as of July 22, 1993, among The Promus
              Companies Incorporated, Embassy Suites, Inc., the other Collateral Grantors parties thereto, Bankers Trust Company, as Administrative Agent, and Bankers
              Trust Company as Collateral Agent. (19)
   10(14)    -Security Agreement dated as of July 22, 1993, among Embassy Suites, Inc., the
              Collateral Grantors parties thereto and Bankers Trust Company, as Collateral
              Agent. (19)
   10(15)    -Deed of Trust, Leasehold Deed of Trust, Assignment, Assignment of Leases and
              Rents, Security Agreement and Financing Statement, dated as of July 22, 1993, from Embassy Suites, Inc., Harrah's Laughlin, Inc., and Harrah's Reno Holding
              Company, Inc., the Grantors, to First American Title Company of Nevada, as
              Trustee, for the benefit of Bankers Trust Company, as Beneficiary. (19)
   10(16)    -Mortgage, Leasehold Mortgage, Assignment, Assignment of Leases and Rents and
              Security Agreement, dated as of July 22, 1993, from Marina Associates and
              Embassy Suites, Inc., the Mortgagors, to Bankers Trust Company, as Collateral
              Agent and the Mortgagee. (19)
   10(17)    -Pledge Agreement, dated as of July 22, 1993, between The Promus Companies
              Incorporated and Bankers Trust Company, as Collateral Agent. (19)
   10(18)    -Pledge Agreement, dated as of July 22, 1993, among Embassy Suites, Inc., ESI
              Equity Development Corporation, Harrah's, Harrah's Club, Casino Holding Company,
              and Bankers Trust Company, as the General Collateral Agent, and Bank of America
              Nevada as the Nevada Collateral Agent. (19)
   10(19)    -Form of License Agreement for Hampton Inn. (7)
   10(20)    -Form of License Agreement for Hampton Inn revised 1988. (8)
   10(21)    -Form of License Agreement for Hampton Inn revised 1991. (15)
   10(22)    -Form of License Agreement for Hampton Inn revised 1992. (18)
   10(23)    -Form of License Agreement for Embassy Suites. (9)
   10(24)    -Form of License Agreement for Embassy Suites revised 1989. (12)
   10(25)    -Form of License Agreement for Embassy Suites revised 1990. (13)
   10(26)    -Form of License Agreement for Embassy Suites revised 1991. (15)
   10(27)    -Form of License Agreement for Embassy Suites revised 1992. (18)
   10(28)    -Form of Short-Term License Agreement for Embassy Suites. (12)
   10(29)    -Form of Short-Term License Agreement for Embassy Suites revised 1990. (13)
   10(30)    -Form of Short-Term License Agreement for Embassy Suites revised 1991. (15)
   10(31)    -Form of Short-Term License Agreement for Embassy Suites revised 1992. (18)
   10(32)    -Form of License Agreement for Homewood Suites. (3)
   10(33)    -Form of License Agreement for Homewood Suites revised 1992. (18)

- ------------

 + Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 14(a)(3) of Form 10-K.

   NO.
- ----------
   10(34)    -Form of License Agreement for Homewood Suites revised 1993. (24)
   10(35)    -Form of License Agreement for Embassy Suites revised 1993. (24)
   10(36)    -Form of Short-Term License Agreement for Embassy Suites revised 1993. (24)
   10(37)    -Form of License Agreement for Hampton Inn revised 1993. (24)
   10(38)    -Form of License Agreement for Hampton Inn & Suites. (24)
 **10(39)    -Form of License Agreement for Embassy Suites revised 1994.
 **10(40)    -Form of Short-Term License Agreement for Embassy Suites revised 1994.
 **10(41)    -Form of License Agreement for Hampton Inn revised 1994.
 **10(42)    -Form of License Agreement for Hampton Inn & Suites revised 1994.
 **10(43)    -Form of License Agreement for Homewood Suites revised 1994.
   10(44)    -Management Agreement dated as of December 17, 1986, between Hampton Inns, Inc.
              and Hampton/GHI Associates No. 1. (10)
   10(45)    -Form of Management Agreement between Embassy Suites, Inc. and affiliates of
              General Electric Pension Trust. (10)
  +10(46)    -Employment Agreement dated as of February 26, 1994, and effective April 29,
              1994, between The Promus Companies Incorporated and Michael D. Rose. (26)
  +10(47)    -Amended and Restated Severance Agreement dated as of May 1, 1992 between The
              Promus Companies Incorporated and Michael D. Rose. (18)
  +10(48)    -Summary Plan Description of Executive Term Life Insurance Plan. (18)
  +10(49)    -Forms of Stock Option (1990 Stock Option Plan). (12)
  +10(50)    -Revised Forms of Stock Option (1990 Stock Option Plan). (18)
  +10(51)    -Form of The Promus Companies Incorporated's Annual Bonus Plan, as amended, for
              Managers and Executives. (13)
  +10(52)    -Forms of Restricted Stock Award (1990 Restricted Stock Plan). (12)
  +10(53)    -Deferred Compensation Plan dated October 16, 1991. (15)
  +10(54)    -Form of Deferred Compensation Agreement. (12)
  +10(55)    -Form of Deferred Compensation Agreement revised November 1991. (15)
  +10(56)    -Executive Deferred Compensation Plan. (12)
  +10(57)    -First Amendment to Executive Deferred Compensation Plan, dated as of October 25,
              1990. (13)
  +10(58)    -Second Amendment to Executive Deferred Compensation Plan, dated as of October
              25, 1991. (15)
  +10(59)    -Third Amendment to Executive Deferred Compensation Plan, dated as of October 29,
              1992. (18)
  +10(60)    -Forms of Restricted Stock Award (1990 Restricted Stock Plan). (18)
  +10(61)    -First Amendment to Escrow Agreement dated January 31, 1990 among Holiday
              Corporation, certain subsidiaries thereof and Sovran Bank, as escrow agent. (12)
  +10(62)    -Escrow Agreement dated February 6, 1990 between The Promus Companies
              Incorporated, certain subsidiaries thereof, and Sovran Bank, as escrow agent.
              (12)
  +10(63)    -Form of Amended and Restated Severance Agreement dated November 5, 1992, entered into with Charles A. Ledsinger, Jr., Ben C. Peternell, Philip G. Satre and Colin
              V. Reed. (18)

- ------------

** Filed herewith

 + Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 14(a)(3) of Form 10-K.

   NO.
- ----------
  +10(64)    -Form of memorandum agreement dated July 2, 1991, eliminating stock appreciation rights under stock options held by Charles A. Ledsinger, Jr., Ben C. Peternell and Philip G. Satre. (14)
  +10(65)    -The Promus Companies Incorporated Amended and Restated Savings and Retirement
              Plan dated as of February 6, 1990. (18)
  +10(66)    -Administrative Regulations, Long Term Compensation Plan (Restricted Stock Plan
              and Stock Option Plan), dated as of January 1, 1992. (17)
  +10(67)    -Amendment dated October 29, 1992 to The Promus Companies Incorporated Savings
              and Retirement Plan Trust Agreement; Amendment dated September 21, 1992 to The
              Promus Companies Incorporated Savings and Retirement Plan Trust Agreement. (18)
  +10(68)    -Revised Form of Stock Option. (21)
  +10(69)    -The Promus Companies Incorporated 1990 Stock Option Plan (as amended as of April
              30, 1993). (20)
   10(70)    -Limited Partnership Agreement of Des Plaines Development Limited Partnership
              between Harrah's Illinois Corporation and John Q. Hammons, dated February 28,
              1992; First Amendment to Limited Partnership Agreement of Des Plaines Limited
              Development Partnership dated as of October 5, 1992. (24)
  +10(71)    -Amendment to Escrow Agreement dated as of October 29, 1993 among The Promus
              Companies Incorporated, certain subsidiaries thereof, and NationsBank, formerly
              Sovran Bank. (24)
   10(72)    -Amended and Restated Partnership Agreement of Harrah's Jazz Company, dated as of
              March 15, 1994, among Harrah's New Orleans Investment Company, New
              Orleans/Louisiana Development Corporation and Grand Palais Casino, Inc.; First
              Amendment to the Amended and Restated Partnership Agreement of Harrah's Jazz
              Company, effective as of March 15, 1994. (24)
   10(73)    -Second Amendment dated March 31, 1994 to the Amended and Restated Partnership
              Agreement of Harrah's Jazz Company. (25)
  +10(74)    -The Promus Companies Incorporated 1990 Stock Option Plan, as amended April 29,
              1994. (25)
  +10(75)    -Amendment, dated February 25, 1994 and effective April 29, 1994, to Amended and
              Restated Severance Agreement dated November 5, 1992, between The Promus
              Companies Incorporated and Philip G. Satre. (26)
  +10(76)    -The Promus Companies Incorporated 1990 Stock Option Plan, as amended July 29,
              1994. (26)
  +10(77)    -Amendment dated May 27, 1994 to The Promus Companies Incorporated Savings and
              Retirement Plan. (26)
  +10(78)    -Employment Agreement dated as of February 25, 1994, and effective April 29,
              1994, between The Promus Companies Incorporated and Philip G. Satre including exhibits thereto. (27)
  +10(79)    -Amendment dated as of August 31, 1994 to The Promus Companies Incorporated
              Savings and Retirement Plan. (27)
   10(80)    -Consent dated as of October 7, 1994, among The Promus Companies Incorporated,
              Embassy Suites, Inc., the Banks and Agents parties thereto, Marina Associates and Bankers Trust Company, as Administrative Agent. (27)
   10(81)    -Amended and Restated Third Amendment to the Amended and Restated Partnership
              Agreement of Harrah's Jazz Company. (16)
   10(82)    -Fourth Amendment to the Amended and Restated Partnership Agreement of Harrah's
              Jazz Company. (16)

- ------------

 + Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(a)(3) of Form 10-K

   NO.
- ----------
   10(83)    -Indenture dated as of November 15, 1994 between Harrah's Jazz Company, Harrah's
              Jazz Finance Corp. and First National Bank of Commerce as Trustee for the First
              Mortgage Notes including form of First Mortgage Note. (16)
   10(84)    -Intercreditor Agreement between the Bank Lenders and the First National Bank of
              Commerce as Trustee dated as of November 15, 1994. (16)
   10(85)    -Notes Completion Guarantee among Embassy Suites, Inc., The Promus Companies
              Incorporated and First National Bank of Commerce as Trustee dated as of November
              16, 1994. (16)
   10(86)    -Cash Collateral and Disbursement Agreement among First National Bank of Commerce as Trustee, First National Bank of Commerce as Collateral Agent, Harrah's Jazz
              Company and Harrah's Jazz Finance Corp., dated November 16, 1994. (16)
   10(87)    -Collateral Mortgage Note by Harrah's Jazz Company dated November 15, 1994. (16)
   10(88)    -Act of Collateral Mortgage and Collateral Assignment of Proceeds by Harrah's
              Jazz Company dated November 15, 1994. (16)
   10(89)    -Act of Collateral Assignment of Leases and Rents between Harrah's Jazz Company and First National Bank of Commerce as Collateral Agent dated November 15, 1994.
              (16)
   10(90)    -Act of Security Agreement and Pledge between Harrah's Jazz Company and First
              National Bank of Commerce as Collateral Agent dated November 15, 1994. (16)
   10(91)    -Pledge Agreement between Harrah's Jazz Company, Harrah's Jazz Finance Corp. and
              First National Bank of Commerce as Collateral Agent dated as of November 16,
              1994. (16)
   10(92)    -Security Agreement among Harrah's Jazz Company, Harrah's Jazz Finance Corp. and
              First National Bank of Commerce as Collateral Agent dated as of November 16,
              1994. (16)
   10(93)    -Security Agreement (Cash Collateral) among Harrah's Jazz Company, Harrah's Jazz
              Finance Corp. and First National Bank of Commerce as Trustee dated November 16,
              1994. (16)
   10(94)    -Manager Subordination Agreement (First Mortgage Notes) among Harrah's Jazz
              Company, Harrah's New Orleans Management Company and First National Bank of
              Commerce as Trustee dated as of November 16, 1994. (16)
   10(95)    -Consultant Subordination Agreement (First Mortgage Notes) among Harrah's Jazz
              Company, Grand Palais Management Company, New Orleans/Louisiana Development
              Corporation and First National Bank of Commerce as Trustee dated as of November
              16,1994. (16)
   10(96)    -Completion Guarantor Subordination Agreement (First Mortgage Notes) among
              Harrah's Jazz Company, The Promus Companies Incorporated, Embassy Suites, Inc.
              and First National Bank of Commerce as Trustee dated as of November 16, 1994.
              (16)
   10(97)    -Amended Lease Agreement between Rivergate Development Corporation, as Landlord and Harrah's Jazz Company, as Tenant and City of New Orleans, as Intervenor
              dated March 15, 1994. (28)
   10(98)    -Amended General Development Agreement between Rivergate Development Corporation and Harrah's Jazz Company and City of New Orleans, as Intervenor dated March 15,
              1994. (4)
   10(99)    -Temporary Casino Lease between Rivergate Development Corporation, as Landlord and Harrah's Jazz Company, as Tenant and City of New Orleans, as Intervenor
              dated March 15, 1994. (4)
   10(100)   -Amendment to Amended Lease Agreement between Rivergate Development Corporation, as Landlord and Harrah's Jazz Company, as Tenant and City of New Orleans, as
              Intervenor dated October 5, 1994. (28)

   NO.
- ----------
   10(101)   -Agreement between City of New Orleans and Harrah's Jazz Company, dated October
              5, 1994 (the "Separate City Agreement"). (28)
   10(102)   -Agreement among Rivergate Development Corporation, City of New Orleans and
              Embassy Suites, Inc. and Harrah's Jazz Company, as intervenor, dated October 5,
              1994 (the "Embassy Access Agreement"). (28)
   10(103)   -Casino Operating Contract between the Louisiana Economic Development and Gaming
              Corporation and Harrah's Jazz Company dated July 15, 1994. (4)
   10(104)   -First Amendment to Casino Operating Contract between the Louisiana Economic
              Development and Gaming Corporation and Harrah's Jazz Company dated August 31,
              1994. (28)
   10(105)   -Amended and Restated Management Agreement between Harrah's New Orleans
              Management Company and Harrah's Jazz Company dated March 14, 1994. (4)
   10(106)   -Construction Agreement between Harrah's Jazz Company and Centex Landis
              Construction Co., Inc. dated October 10, 1994, for the construction of the
              Permanent Casino. (28)
   10(107)   -Construction Agreement between Harrah's Jazz Company and Harvey Honore
              Construction Company, Inc. and Broadmoor dated October 10, 1994, for the construction of the Temporary Casino. (28)
   10(108)   -Design and Construction Agreement between Harrah's Jazz Company and Broadmoor dated October 10, 1994, for the construction of the parking structure. (28)
   10(109)   -Credit Agreement among Harrah's Jazz Company, Harrah's Jazz Finance Corp.,
              Various Banks, and Bankers Trust Company as Administrative Agent dated as of
              November 8, 1994. (16)
   10(110)   -Owner's Policy issued March 16, 1994 by First American Title Insurance Company
              to Harrah's Jazz Company with attachments. (16)
   10(111)   -Lender's Title Insurance Policy issued November 16, 1994 by First American Title
              Insurance Company together with reinsurance agreements. (16)
   10(112)   -Completion Loan Agreement among Harrah's Jazz Company, Embassy Suites, Inc., The
              Promus Companies Incorporated, New Orleans/Louisiana Development Corporation,
              Grand Palais Casino, Inc., and Grand Palais Management Company, L.L.C. dated
              October 12, 1994. (23)
   10(113)   -Construction Lien Indemnity Obligation Agreement between Harrah's Jazz Company and Embassy Suites, Inc. dated October 12, 1994. (23)
   10(114)   -First Amendment to the Construction Lien Indemnity Obligation Agreement. (16)
   10(115)   -Option Agreement between Harrah's New Orleans Investment Company and New
              Orleans/Louisiana Development Corporation dated November 8, 1994. (16)
   10(116)   -Option Agreement between Harrah's New Orleans Investment Company and Grand
              Palais Casino, Inc. dated November 8 , 1994. (16)
   10(117)   -Put Agreement between Harrah's New Orleans Investment Company and New
              Orleans/Louisiana Development Corporation dated November 8, 1994. (16)
   10(118)   -Put Agreement between Harrah's New Orleans Investment Company and Grand Palais
              Casino, Inc. dated November 8, 1994. (16)
   10(119)   -Underwriting Agreement among Donaldson, Lufkin & Jenrette Securities
              Corporation, Salomon Brothers Inc, BT Securities Corporation, Harrah's Jazz
              Company and Harrah's Jazz Finance Corp. dated November 9, 1994. (16)
   10(120)   -Specimen form of 14 1/4% First Mortgage Note Due 2001 of Harrrah's Jazz Company
              and Harrah's Jazz Finance Corp. (16)
   10(121)   -Manager Subordination Agreement (Credit Agreement) between Harrah's New Orleans
              Management Company and Bankers Trust Company as Administrative Agent dated as of
              November 16, 1994. (16)

   NO.
- ----------
   10(122)   -Bank Completion Guaranty among Embassy Suites, Inc., The Promus Companies
              Incorporated and Bankers Trust Company as Administrative Agent dated as of
              November 16, 1994. (16)
   10(123)   -Bank Disbursement and Security Agreement among Harrah's Jazz Company, Harrah's
              Jazz Finance Corp. and First National Bank of Commerce as Collateral Agent dated as of November 16, 1994. (16)
   10(124)   -Completion Guaranty by The Promus Companies Incorporated and Embassy Suites,
              Inc. dated as of November 16, 1994 in favor of the Louisiana Economic
              Development and Gaming Corporation. (16)
+**10(125)   -Revised Form of Stock Option (1990 Stock Option Plan).
+**10(126)   -Revised Forms of Restricted Stock Award (1990 Stock Option Plan).
+**10(127)   -Administrative Regulations, Long Term Compensation Plan (Restricted Stock Plan
              and Stock Option Plan) dated as of February 24, 1995.
+**10(128)   -Form of Agreement to Cancel Options dated as of December 16, 1994 entered into with Michael D. Rose, Philip G. Satre, Charles A. Ledsinger, Jr., Ben C.
              Peternell, Colin V. Reed, E. O. Robinson, Jr. and John M. Boushy.
 **11        -Computation of per share earnings.
 **12        -Computations of ratios.
 **21        -List of subsidiaries of The Promus Companies Incorporated.
 **27        -Financial Data Schedule
   99(1)     -Proxy Statement--Information Statement--Prospectus dated December 13, 1989 of
              Holiday Corporation, The Promus Companies Incorporated and Bass Public Limited
              Company. (12)

- ------------

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

 (4) Incorporated by reference from Amendment No. 3 to Form S-1 Registration Statement of Harrah's Jazz Company and Harrah's Jazz Finance Corp., File No. 33-73370, filed August 4, 1994.

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

(16) Incorporated by reference from Harrah's Jazz Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, filed December 21,
     1994, File No.        .

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

(24) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed March 28, 1994, File No. 1-10410.

(25) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, filed May 12, 1994, File No. 1-10410.

(26) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, filed August 11, 1994, File No. 1-10410.

(27) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, filed November 14, 1994, File No. 1-10410.

(28) Incorporated by reference from Amendment No. 4 to Form S-1 Registration Statement of Harrah's Jazz Company and Harrah's Jazz Finance Corp., File No. 33-73370, filed October 12, 1994.