Form 10-K/A
period 1994-12-31
PROMUS COMPANIES INC
filed 1995-04-21
CIK 858339

As filed with the Securities and Exchange Commission on April 21, 1995.

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

                              -------------------
(MARK ONE)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

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

                              -------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                                 NAME OF EACH EXCHANGE ON WHICH
TITLE OF EACH CLASS                              REGISTERED
Common Capital Stock, Par Value $0.10 per        NEW YORK STOCK EXCHANGE
share*                                           MIDWEST STOCK EXCHANGE
                                                 PACIFIC STOCK EXCHANGE
                                                 PHILADELPHIA STOCK EXCHANGE
11% Subordinated Debentures due 1999 of Embassy  NEW YORK STOCK EXCHANGE
Suites, Inc.**
10 7/8% Senior Subordinated Notes due 2002 of    NEW YORK STOCK EXCHANGE
Embassy Suites, Inc.**
- ------------
 * Common Capital Stock also has special stock purchase rights listed on each of the same exchanges
** Securities guaranteed by Registrant

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

   The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of $34.00 for the Common Stock as reported on the New York Stock Exchange Composite Tape on January 31, 1995, is $3,392,359,792.

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 1995.

Common Stock ................................................ 102,463,487 Shares

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the definitive Proxy Statement (the "Proxy Statement") to be filed for the 1995 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.
================================================================================

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

LAND-BASED CASINOS UNDER DEVELOPMENT

NEW ORLEANS


    Harrah's New Orleans Investment Company (an indirect wholly-owned subsidiary of the Company) ("Harrah's Investment") is one of three partners in a partnership named Harrah's Jazz Company ("Harrah's Jazz"). The other two partners are Grand Palais Casino, Inc. and New Orleans/Louisiana Development Corporation. Harrah's Jazz is constructing and plans to open a new 400,000 square foot facility called "Harrah's Casino New Orleans" on the site of the former Rivergate Convention Center in downtown New Orleans (the "Rivergate site"), featuring approximately 200,000 square feet of casino space, approximately 6,000 slot machines and 200 table games (the "Permanent Casino").


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


    Harrah's Investment presently owns approximately 53% of Harrah's Jazz. One of the other partners of Harrah's Jazz, New Orleans/Louisiana Development Corporation, which presently owns approximately 13.7% of Harrah's Jazz, has the option to acquire from Harrah's Investment an additional interest in Harrah's Jazz of approximately 14.6%. This option may be exercised at any time until 120 days after the opening of the Temporary Casino for a purchase price of $33.3 million. If the option is exercised, Harrah's Investment's interest in Harrah's Jazz would decrease to approximately 38.3%.


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

EMBASSY SUITES HOTELS

    The following table sets forth information regarding all Embassy Suites hotels, including company-owned hotels, hotels operated by Embassy under management contracts or joint venture arrangements and hotels operated by licensees:

                                                                                        MANAGEMENT
                                                                                        CONTRACTS/
                                               LICENSED              OWNED            JOINT VENTURES
                                           ----------------    ------------------    -----------------
                                           NUMBER    NUMBER    NUMBER     NUMBER     NUMBER     NUMBER
                                             OF        OF        OF         OF         OF         OF
                                           HOTELS    SUITES    HOTELS     SUITES     HOTELS     SUITES
                                           ------    ------    ------     -------    ------     ------
Fiscal Year-End 1991.....................     42     9,806       15         3,450      44       11,452
1992 Activity:
  Additions..............................      2       685        -             -       -          (3)
  Transfers, net (a).....................      1       221        -             -      (1)       (221)
                                              --     ------      --       -------      --
Fiscal Year-End 1992.....................     45     10,712      15         3,450      43       11,228
1993 Activity:
  Additions..............................      5       938        -             -       -          (3)
  Transfers, net (a).....................      3       900       (6)       (1,423)      3         523
  Sales/Terminations.....................     (1)     (196)      -             -       -           -
                                              --     ------      --       -------      --
Fiscal Year-End 1993.....................     52     12,354       9         2,027      46       11,748
1994 Activity:
  Additions..............................      1       177        -             -       2         410
  Transfers, net (a).....................      -       (15)       -            (2)      -          15
  Sales/Terminations.....................     (2)     (760)       -             -      (1)       (239)
                                              --     ------      --       -------      --
Fiscal Year-End 1994.....................     51     11,756       9(b)      2,025      47(c)    11,934
                                              --     ------      --       -------      --
                                              --     ------      --       -------      --

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

HOMEWOOD SUITES HOTELS

    The following table sets forth information regarding all Homewood Suites hotels, including company-owned hotels and hotels operated by licensees:

                                                                  LICENSED             OWNED
                                                              ----------------    ----------------
                                                              NUMBER    NUMBER    NUMBER    NUMBER
                                                                OF        OF        OF        OF
                                                              HOTELS    SUITES    HOTELS    SUITES
                                                              ------    ------    ------    ------
Fiscal Year-End 1991.......................................     14      1,504        8        940
1992 Activity:
  Additions................................................      2        250        -         (8)
                                                                --      ------      --        ----
Fiscal Year-End 1992.......................................     16      1,754        8        932
1993 Activity:
  Additions................................................      -         40        -          -
                                                                --      ------      --        ----
Fiscal Year-End 1993.......................................     16      1,794        8        932
1994 Activity:
  Additions................................................      2        155        -          -
                                                                --      ------      --        ----
Fiscal Year-End 1994.......................................     18      1,949        8        932
                                                                --      ------      --        ----
                                                                --      ------      --        ----

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


    Promus and Embassy may not make a public offering of their securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On April 21, 1994, the Nevada Commission granted Promus and Embassy prior approval to make offerings for a period of one year, subject to certain conditions ("Shelf Approval"). The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful. Promus and Embassy are in the process of seeking a one year renewal of the Shelf Approval.



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


    The Company is in present material compliance with all applicable gaming laws, rules and regulations promulgated by the State of Nevada.


GAMING--NEW JERSEY

    As a holding company of Marina Associates ("Marina"), which holds a license to operate Harrah's Atlantic City in New Jersey, Promus is subject to the provisions of the New Jersey Casino Control Act (the "New Jersey Act"). The ownership and operation of casino hotel facilities in Atlantic City, New Jersey, are the subject of pervasive state regulation under the New Jersey Act and the regulations adopted thereunder by the New Jersey Casino Control Commission (the "New Jersey Commission"). The New Jersey Commission is empowered to regulate a wide spectrum of gaming and non-gaming related activities and to approve the form of ownership and financial structure of not only the casino licensee, Marina, but also its intermediary and ultimate holding companies, including Promus and Embassy. In addition to taxes imposed by the State of New Jersey on all businesses, the New Jersey Act imposes certain fees and taxes on casino licensees, including an 8% gross gaming revenue tax, an investment alternative obligation of 1.25% (or an investment alternative tax of 2.5%) of gross gaming revenue (generally defined as gross receipts less payments to customers as winnings) and various license fees.


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


    The Company is in present material compliance with all applicable gaming laws, rules and regulations promulgated by the State of New Jersey.


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


    The constitutional amendment gave the State of Colorado Limited Gaming Control Commission the power to tax up to forty percent (40%) of the adjusted gross proceeds (generally defined as gross receipts less payments to customers as winnings) received by a licensee from limited gaming. Effective October 1, 1994, the tax schedule for the gaming year (October 1, 1994 to September 30, 1995) is as follows:


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


    The Company is in present material compliance with all applicable gaming laws, rules and regulations promulgated by the State of Colorado.


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


    LEDGC's Authority to Enter Into Casino Operating Contract. The Casino Operating Contract was entered into by the LEDGC pursuant to authority granted under the Gaming Act. Under the Casino Operating Contract, the Casino Operator can conduct gaming operations at a single official land-based gaming establishment located at the site of the Rivergate Convention Center. The term of the Casino Operating Contract is 20 years with one 10 year renewal option. Under the Casino Operating Contract, the Casino Operator is required to pay the LEDGC an initial payment of $125 million (the "Initial Payment") in installments. $5 million of the Initial Payment has been paid. The last installment of $120 million is due within 10 days after the opening date of the Temporary Casino. In addition to the Initial Payment, the Casino Operating Contract requires the Casino Operator to pay to the LEDGC a share of annual gross gaming revenues (generally defined as gross receipts less payments to customers as winnings) from the Permanent Casino equal to the greater of (a) $100 million or (b) a percentage of annual gross gaming revenue as follows:


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


    Priority to Louisiana Residents and Business; Minority Employment. The Gaming Act obligates the casino operator to give preference and priority to Louisiana residents, laborers, vendors and suppliers, except when not reasonably possible to do so without added expense, substantial inconvenience or sacrifice in operational efficiency. The Gaming Act further obligates the casino operator to give preference and priority to Louisiana residents in considering applicants for employment and requires (without respect to added expense, substantial inconvenience or sacrifice in operational efficiency) that no less than 80% of the persons employed by the casino operator be Louisiana residents for at least one year immediately prior to employment. The Company believes that the impact on labor costs of such 80% residency requirement will not be material.



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


    The Company is in present material compliance with all applicable gaming laws, rules and regulations promulgated by the State of Louisiana with respect to the proposed land-based casino.


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


    The legislation imposes a 20% wagering tax on adjusted receipts (generally defined as gross receipts less payments to customers as winnings) from gambling games. The tax imposed is to be paid by the licensed owner to the Illinois Gaming Board on the day after the day when the wagers were made. Of the proceeds of that tax, 25% goes to the local government where the home dock is located, a small portion goes to the Illinois Gaming Board for administration and enforcement expenses, and the remainder goes to the state education assistance fund.


    The legislation also requires that licensees pay a $2.00 admission tax for each person admitted to a gaming cruise. Of this admission tax, the host municipality or county receives $1.00. The licensed owner is required to maintain public books and records clearly showing amounts received from admission fees, the total amount of gross receipts and the total amount of adjusted gross receipts.


    The Company is in present material compliance with all applicable gaming laws, rules and regulations promulgated by the State of Illinois.


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

    The Company is in present material compliance with all applicable gaming laws, rules and regulations promulgated by the State of Mississippi.


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

    The Company is in present material compliance with all applicable gaming laws, rules and regulations promulgated by the State of Louisiana with respect to riverboat casinos.


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


    The legislation imposes a 20% wagering tax on adjusted gross receipts (generally defined as gross receipts less payments to customers as winnings) from gambling games. The tax imposed is to be paid by the licensed owner to the Commissioner on the day after the day when the wagers were made. Of the proceeds of that tax, 10% goes to the local government where the home dock is located, and the remainder goes to the state education assistance fund.


    The legislation also requires that licensees pay a $2.00 admission tax for each person admitted to a gaming cruise. Of this admission tax, the host municipality or county receives $1.00. The licensed owner is required to maintain public books and records clearly showing amounts received from admission fees, the total amount of gross receipts and the total amount of adjusted gross receipts.


    The Company is in present material compliance with all applicable gaming laws, rules and regulations promulgated by the State of Missouri.


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


    There is no periodic or ongoing review of approved contracts by the NIGC. The only post-approval action which could result in possible modification or cancellation of a contract would be as the result of an enforcement action taken by the NIGC based on a violation of the law or an issue affecting suitability.



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


    The Company is in present material compliance with the IGRA and all applicable rules and regulations promulgated by the NIGC.


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


    Under the terms of the Settlement between Bass and the Company, the Tax Sharing Agreement will be terminated. Pursuant to the Settlement Agreement with Bass, and as a result of a payment by Promus thereunder, Bass has assumed exclusive liability for substantially all of the unagreed issues for the IRS examination of the 1987 through February 7, 1990 period. The remaining unagreed tax issues (which were not assumed by Bass pursuant to the Settlement Agreement) are expected to result in a refund to Promus of previously paid taxes or are expected to have no material adverse effect on Promus's consolidated financial position or its results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not Applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                                         POSITIONS AND OFFICES HELD AND PRINCIPAL
        NAME AND AGE                  OCCUPATIONS OR EMPLOYMENT DURING PAST 5 YEARS
- -----------------------------  ------------------------------------------------------------

Michael D. Rose (53).........  Chairman of the Board of Promus since November 1989. Chief
                                 Executive Officer (1989-1994) and President (1989-1991) of
                                 Promus. Mr. Rose also is a director of Ashland Oil, Inc.,
                                 First Tennessee National Corporation and General Mills,
                                 Inc.

Philip G. Satre (45).........  Director since 1989, President since April 1991 and Chief
                                 Executive Officer since April 1994 of Promus. Chief
                                 Operating Officer (1991-1994) and Senior Vice President
                                 (1989-1991) of Promus. President (since 1984) and Chief
                                 Executive Officer (1984-1991) of Harrah's. He is a member
                                 of the Executive Committee of Harrah's Jazz Company and a
                                 director of Harrah's Jazz Finance Corp.

John M. Boushy (40)..........  Senior Vice President, Information Technology and Corporate
                                 Marketing Services of Promus since June 1993. Vice
                                 President, Strategic Marketing of Harrah's April 1989 to
                                 June 1993.

Charles A. Ledsinger, Jr.
(45).........................  Senior Vice President and Chief Financial Officer of Promus
                                 since August 1990. Treasurer of Promus from November 1989
                                 to February 1991. Vice President of Promus from November
                                 1989 to August 1990. He also is a director of Perkins
                                 Management Company, Inc., a privately-held general partner of Perkins Family Restaurants, L.P., a publicly-traded
                                 limited partnership.

Ben C. Peternell (49)........  Senior Vice President, Corporate Human Resources and
                                 Communications of Promus since November 1989.

Colin V. Reed (47)...........  Senior Vice President, Corporate Development of Promus since
                                 May 1992. Vice President, Corporate Development of Promus
                                 from November 1989 to May 1992. He also is a director of
                                 Sodak Gaming, Inc. He is also a member of the Executive
                                 Committee of Harrah's Jazz Company and a director of
                                 Harrah's Jazz Finance Corp.

E. O. Robinson, Jr. (55).....  Senior Vice President and General Counsel of Promus since
                                 April 1993 and Secretary of Promus since November 1989.
                                 Vice President and Associate General Counsel of Promus
                                 from November 1989 to April 1993.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

    The Company's Common Stock is listed on the New York Stock Exchange and traded under the ticker symbol "PRI". The stock is also listed on the Midwest Stock Exchange, the Pacific Stock Exchange and the Philadelphia Stock Exchange.

    The following table sets forth the high and low price per share of the Company's Common Stock for the last two years:

                                                           HIGH     LOW
                                                           ----     ---
1993*
  First Quarter.........................................    25      17   /32
  Second Quarter........................................    32      22   /32
  Third Quarter.........................................    5331/32 31   /32
  Fourth Quarter........................................    55      39

1994
  First Quarter.........................................    551/4   36 1/2
  Second Quarter........................................    41      27 1/8
  Third Quarter.........................................    38      27 3/4
  Fourth Quarter........................................    341/8   25 7/8

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

RESULTS OF OPERATIONS

Overall

                                                                                        PERCENTAGE
                                                                                   INCREASE/(DECREASE)
                                                                                   --------------------
(IN MILLIONS, EXCEPT EARNINGS PER SHARE)           1994        1993       1992     94 VS 93    93 VS 92
                                                 --------    --------    ------    --------    --------
Revenues......................................   $1,339.4    $1,020.6    $894.4       31.2%       14.1%
Operating income..............................      269.2       210.0     161.0       28.2%       30.4%
Income from continuing operations.............       50.0        74.9      49.6      (33.2)%      51.0%
Earnings from discontinued hotel operations...       36.3        16.9       1.8      114.8%      838.9%
Net income....................................       78.4        86.3      52.5       (9.2)%      64.4%
Earnings per share
  Continuing operations.......................       0.49        0.73      0.49      (32.9)%      49.0%
  Discontinued operations.....................       0.35        0.16      0.02      118.8%      700.0%
  Net income..................................       0.76        0.84      0.52       (9.5)%      61.5%
Operating margin..............................       20.1%       20.6%     18.0%      (0.5)pts     2.6pts

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

Other Factors Affecting Income Per Share

                                                                                        PERCENTAGE
                                                                                   INCREASE/(DECREASE)
                                                                                   --------------------
                                                       1994      1993     1992     94 VS 93    93 VS 92
                                                      ------    ------    -----    --------    --------
(INCOME)/EXPENSE (IN MILLIONS)
Corporate expense..................................   $ 28.9    $ 26.7    $26.6       8.2%        0.4%
Preopening costs...................................     15.3         -        -     N/M           N/M
Interest expense...................................     78.3      73.1     77.6       7.1%       (5.8)%
Provision for settlement of litigation and related
  costs............................................     53.4       0.4      1.8       N/M         N/M
Other income.......................................     (1.9)     (2.5)    (3.5)    (24.0)%     (28.6)%
Effective tax rate.................................     54.1%     42.7%    41.7%     11.4pts      1.0pt
Minority interests.................................   $ 13.9    $  4.8    $   -     189.6%      N/M
Discontinued hotel operations, net of income
  taxes............................................    (36.3)    (16.9)    (1.8)    114.8%      838.9%
Extraordinary loss (gain), net of income taxes.....        -       5.4     (1.1)    N/M         N/M
Cumulative effect of change in accounting policy,
  net of income taxes..............................      7.9         -        -     N/M         N/M

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


    In addition to the six riverboat casinos now operating, Promus previously announced a second riverboat casino project in the state of Missouri to be located in Maryland Heights, a suburb of St. Louis. Approximately $39 million had been incurred on the project as of the end of 1994, of which $13 million is expected to be paid during 1995. Following the failure in April 1994 of a statewide referendum that would have approved games of chance for proposed casino developments in Missouri, Promus reevaluated its development plans for this project and postponed construction of the shoreside facilities at the Maryland Heights site. As a result of the voter approval of a similar referendum in November 1994, Promus resumed its development planning for this project. Subsequent to the end of the year, Promus announced plans to form a joint venture with another casino entertainment company to jointly develop a riverboat casino entertainment complex in Maryland Heights. Each company will develop and operate its separately branded riverboat casino, and Promus and its partner will jointly develop the related shoreside facilities. Subject to the receipt of the necessary approvals from various regulatory bodies, construction is expected to begin in second quarter 1995 and be completed in second quarter 1996.


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

  Indian Lands


    Promus opened its first Indian gaming facility on Native American land on December 27, 1994. Harrah's Ak-Chin Phoenix is located on the Maricopa Indian Reservation approximately 25 miles south of Phoenix and 90 miles north of Tucson. The casino entertainment facility is owned by the Ak-Chin tribe and is managed by Promus for a fee under terms of a management contract with a five year term. Though Promus did not fund the development, it has guaranteed the tribe's borrowing for development costs of the casino entertainment facility up to $26.2 million. In conjunction with this guaranty, Promus has a first lien on the personal property (tangible and intangible) of the casino enterprise. The Ak-Chin tribe has also granted Promus a limited waiver of its sovereign immunity to allow Promus to pursue its rights under the contracts between the parties and to enforce collection efforts as to only the above-referenced assets. Additionally, Sodak Gaming, Inc., has provided a guarantee to Promus for one-half of this financing.



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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       THE PROMUS COMPANIES INCORPORATED
                    SELECTED FINANCIAL AND STATISTICAL DATA
             (IN MILLIONS, EXCEPT STOCK DATA AND STATISTICAL DATA)
                              (SEE NOTES 1 AND 2)

                                                                                                  COMPOUND
                                                                                                    GROWTH
                                           1994 (A)       1993       1992       1991       1990       RATE
                                           --------   --------   --------   --------   --------   --------
OPERATING RESULTS
  Continuing operations
    Revenues.............................  $1,339.4   $1,020.6   $  894.4   $  863.4   $  875.3     11.2%
    Operating income.....................     269.2      210.0      161.0      142.2      139.3     17.9%
    Income before income taxes and
      minority interest..................     139.3      139.0       85.1       59.1       54.2     26.6%
    Income from continuing operations....      50.0       74.9       49.6       34.5       30.7     13.0%
  Net income.............................      78.4       86.3       52.5       30.0       23.4     35.3%
  Earnings before interest, taxes,
    depreciation and amortization
    (EBITDA) (b).........................     297.8      274.1      221.8      213.0      209.0      9.3%
COMMON STOCK DATA (C)
  Earnings (loss) per share
    Continuing operations................      0.49       0.73       0.49       0.39       0.39      5.9%
    Discontinued hotel operations........      0.35       0.16       0.02      (0.06)     (0.09)     N/M
    Net income...........................      0.76       0.84       0.52       0.33       0.30     26.2%
  Cash dividend per share................         -          -          -          -      10.00      N/M
  Market price of common stock at
December 31..............................     30.88      45.75      18.33       7.33       5.00     57.6%
  Common shares outstanding at year-end
    (in thousands).......................   102,403    102,258    101,882    101,368     79,959      6.4%
FINANCIAL POSITION
  Total assets...........................  $1,738.0   $1,528.0   $1,297.3   $1,226.0   $1,141.2     11.1%
  Total assets of continuing
    operations...........................   1,595.0    1,347.5    1,085.1    1,034.3    1,028.6     11.6%
  Current portion of long-term debt......       1.0        1.0        2.2       40.7       40.6      N/M
  Long-term debt.........................     727.5      665.2      660.7      614.5      712.3      0.5%
  Stockholders' equity...................     623.4      536.0      427.9      365.5      203.7     32.3%
CASH FLOWS
Provided by (used in)
  Operating activities...................  $  227.3   $  198.2   $  108.8   $   81.9   $   82.7     28.8%
  Investing activities...................    (331.4)    (225.8)     (99.3)     (40.5)     (76.7)    44.2%
  Financing activities...................      69.8       (7.0)       2.2      (47.6)     (36.7)     N/M
Capital Expenditures.....................     301.8      234.5      101.9       46.8       80.6     39.1%
FINANCIAL PERCENTAGES AND RATIOS
  Return on revenues--continuing.........       3.7%       7.3%       5.5%       4.0%       3.5%
  Return on average invested capital.....       7.9%      11.2%      10.6%      10.4%      10.3%
  Return on average equity(d)............      14.2%      19.3%      13.0%      10.4%      10.1%
  Ratio of earnings to fixed charges.....       2.4        2.6        2.0        1.6        1.5
  Current ratio..........................       0.6        0.7        0.9        0.5        0.5
  Ratio of book equity to total
    debt(e)..............................       0.7        0.6        0.5        0.4        0.2
  Ratio of market equity to total
    debt(e)..............................       3.4        5.6        2.1        0.8        0.4
  Ratio of EBITDA to interest paid.......       3.9        3.8        3.0        2.4        2.4
  Ratio of debt to EBITDA................       2.4        2.4        3.0        3.1        3.6
SELECTED STATISTICAL DATA
  Casino square footage..................   521,400    436,400    333,100    330,500    316,000
  Number of table games..................       789        641        465        512        492
  Number of slot machines................    14,808     12,504      9,100      9,090      9,445
  Number of hotel rooms..................     5,367      5,348      5,242      4,542      4,541

- ------------
(a) 1994 includes a $53.4 million provision for settlement of litigation and related costs (see Note 13).


(b) EBITDA, consisting of Income from continuing operations plus interest, taxes, depreciation, amortization and net losses of/distributions from nonconsolidated affiliates, is a supplemental financial measurement used by management, as well as by industry analysts, to evaluate Promus' operations. However, EBITDA should not be construed as an alternative to Operating income (as an indicator of Promus' operating performance) or to Cash flows from operating activities (as a measure of liquidity) as determined in accordance with generally accepted accounting principles and presented in the accompanying Consolidated Financial Statements.



(c) Retroactively adjusted for stock splits (see Note 5).



(d) Ratio computed based on Income before extraordinary items and cumulative effect of change in accounting policy.



(e) Total debt includes debt allocated to discontinued hotel operations.

                       THE PROMUS COMPANIES INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                            DECEMBER 31,
                                                                      ------------------------
                                                                            1994          1993
                                                                      ----------    ----------
                              ASSETS
Current assets
  Cash and cash equivalents........................................   $   84,968    $   58,309
  Receivables, including notes receivable of $528 and $1,966, less
    allowance for doubtful accounts of $9,551 and $9,252...........       33,051        31,907
  Deferred income taxes (Note 10)..................................       18,979        18,165
  Prepayments......................................................        4,291         2,471
  Supplies.........................................................       11,463        11,722
  Other............................................................       19,083        17,268
                                                                      ----------    ----------
      Total current assets.........................................      171,835       139,842
                                                                      ----------    ----------
Land, buildings, riverboats and equipment
  Land and land improvements.......................................      228,232       182,072
  Buildings, riverboats and improvements...........................      981,647       895,362
  Furniture, fixtures and equipment................................      392,741       339,046
                                                                      ----------    ----------
                                                                       1,602,620     1,416,480
  Less: accumulated depreciation...................................     (472,779)     (414,978)
                                                                      ----------    ----------
                                                                       1,129,841     1,001,502
Net assets of discontinued hotel operations (Notes 1 and 2)........      143,008       180,522
Investments in and advances to nonconsolidated affiliates (Note
  15)..............................................................      116,932        31,881
Deferred costs and other (Note 6)..................................      176,349       174,211
                                                                      ----------    ----------
                                                                      $1,737,965    $1,527,958
                                                                      ----------    ----------
                                                                      ----------    ----------
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable.................................................   $   54,621    $   15,268
  Accrued litigation settlement and related costs (Note 13)........       72,101             -
  Construction payables............................................       10,879        26,345
  Accrued expenses (Note 6)........................................      156,446       145,643
  Current portion of long-term debt (Note 8).......................        1,036         1,002
                                                                      ----------    ----------
      Total current liabilities....................................      295,083       188,258
Long-term debt (Note 8)............................................      727,493       665,159
Deferred credits and other.........................................       66,735        84,979
Deferred income taxes (Note 10)....................................        7,138        39,189
                                                                      ----------    ----------
                                                                       1,096,449       977,585
                                                                      ----------    ----------
Minority interests.................................................       18,079        14,336
                                                                      ----------    ----------
Commitments and contingencies (Notes 9 and 12 through 15)
Stockholders' equity (Notes 5, 14 and 15)
  Common stock, $0.10 par value, authorized-360,000,000 shares, outstanding-102,402,619 and 102,258,442 shares (net of 37,172
    and 25,251 shares held in treasury)............................       10,240        10,226
  Capital surplus..................................................      350,196       344,197
  Retained earnings................................................      265,574       187,203
  Deferred compensation related to restricted stock................       (2,573)       (5,589)
                                                                      ----------    ----------
                                                                         623,437       536,037
                                                                      ----------    ----------
                                                                      $1,737,965    $1,527,958
                                                                      ----------    ----------
                                                                      ----------    ----------

          The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated balance sheets.

                       THE PROMUS COMPANIES INCORPORATED
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               FISCAL YEAR ENDED DECEMBER 31,
                                                            ------------------------------------
                                                                  1994          1993        1992
                                                            ----------    ----------    --------
Revenues
  Casino.................................................   $1,118,107    $  812,081    $711,777
  Food and beverage......................................      162,413       139,522     133,485
  Rooms..................................................      105,642       102,024      94,092
  Management fees........................................          914           150           -
  Other..................................................       80,151        67,588      47,181
  Less: casino promotional allowances....................     (127,821)     (100,720)    (92,151)
                                                            ----------    ----------    --------
      Total revenues.....................................    1,339,406     1,020,645     894,384
                                                            ----------    ----------    --------
Operating expenses
  Direct
    Casino...............................................      497,686       369,335     334,702
    Food and beverage....................................       82,825        76,498      71,551
    Rooms................................................       33,430        33,124      31,958
  Depreciation of buildings and equipment................       70,632        54,631      48,963
  Development costs......................................       22,015        10,175       6,027
  Preopening costs.......................................       15,313             -           -
  Other..................................................      319,411       240,113     213,596
                                                            ----------    ----------    --------
      Total operating expenses...........................    1,041,312       783,876     706,797
                                                            ----------    ----------    --------
Operating profit before corporate expense................      298,094       236,769     187,587
Corporate expense........................................      (28,907)      (26,736)    (26,606)
                                                            ----------    ----------    --------
Operating income.........................................      269,187       210,033     160,981
Interest expense, net of interest capitalized (Note 3)...      (78,322)      (73,080)    (77,571)
Provision for settlement of litigation and related costs
  (Note 13)..............................................      (53,449)         (400)     (1,844)
Other income, including interest income..................        1,867         2,462       3,490
                                                            ----------    ----------    --------
Income before income taxes and minority interest.........      139,283       139,015      85,056
Provision for income taxes (Note 10).....................      (75,391)      (59,394)    (35,479)
Minority interests.......................................      (13,908)       (4,754)          -
                                                            ----------    ----------    --------
Income from continuing operations........................       49,984        74,867      49,577
Earnings from discontinued hotel operations, net of tax
  provisions of $26,798, $13,869 and $1,401 (Note 2).....       36,319        16,926       1,841
                                                            ----------    ----------    --------
Income before extraordinary items and cumulative effect
  of change in accounting policy.........................       86,303        91,793      51,418
Extraordinary items, net of tax benefit (provision) of
  $3,415 and $(753) (Note 7).............................            -        (5,447)      1,074
Cumulative effect of change in accounting policy, net of
  tax benefit of $4,317 (Note 4).........................       (7,932)            -           -
                                                            ----------    ----------    --------
Net income...............................................   $   78,371    $   86,346    $ 52,492
                                                            ----------    ----------    --------
                                                            ----------    ----------    --------
Earnings (loss) per share
  Continuing operations..................................   $     0.49    $     0.73    $   0.49
  Discontinued operations, net...........................         0.35          0.16        0.02
  Extraordinary items, net...............................            -         (0.05)       0.01
  Cumulative effect of change in accounting policy,
    net..................................................        (0.08)            -           -
                                                            ----------    ----------    --------
    Net income...........................................   $     0.76    $     0.84    $   0.52
                                                            ----------    ----------    --------
                                                            ----------    ----------    --------
Average common shares outstanding........................      102,810       102,562     101,116
                                                            ----------    ----------    --------
                                                            ----------    ----------    --------


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

                       THE PROMUS COMPANIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, UNLESS OTHERWISE STATED)

NOTE 2--DISCONTINUED OPERATIONS (CONTINUED)
    Earnings from discontinued hotel operations:
                                              FISCAL YEAR ENDED DECEMBER 31,
                                            -----------------------------------
                                                 1994         1993         1992
                                            ---------    ---------    ---------
Revenues.................................   $ 242,724    $ 231,210    $ 218,681
Costs and expenses.......................    (148,470)    (163,758)    (174,852)
                                            ---------    ---------    ---------
Operating income.........................      94,254       67,452       43,829
Interest expense.........................     (31,148)     (33,482)     (40,711)
Other expense............................          11       (3,175)         124
                                            ---------    ---------    ---------
Income before income taxes...............      63,117       30,795        3,242
Provision for income taxes...............     (26,798)     (13,869)      (1,401)
                                            ---------    ---------    ---------
Earnings from discontinued hotel
  operations.............................   $  36,319    $  16,926    $   1,841
                                            ---------    ---------    ---------
                                            ---------    ---------    ---------

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

                       THE PROMUS COMPANIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, UNLESS OTHERWISE STATED)

NOTE 7--EXTRAORDINARY ITEMS

    The components of the net extraordinary items for fiscal 1993 and 1992 were as follows:

                                                            1993         1992
                                                       ---------    ---------
Losses on early extinguishments of debt.............   $  (8,862)   $  (5,558)
Income tax benefit..................................       3,415        2,112
                                                       ---------    ---------
                                                          (5,447)      (3,446)
                                                       ---------    ---------
Extraordinary items related to discontinued hotel
  operations
 Gain on forgiveness of joint venture debt.........            -        4,353
 Gain due to discounting of debt at
    extinguishment.................................           -         3,032
                                                       ---------    ---------
                                                               -        7,385
  Income tax provision..............................           -       (2,865)
                                                       ---------    ---------
                                                               -        4,520
                                                       ---------    ---------
Extraordinary items, net of income taxes............   $  (5,447)   $   1,074
                                                       ---------    ---------
                                                       ---------    ---------

    There were no extraordinary items reported in fiscal 1994.

NOTE 8--LONG-TERM DEBT

    Long-term debt consisted of the following:

                                                            1994         1993
                                                       ---------    ---------
Secured Bank Facilities
  Revolving Credit Facility, 4.7%-8.5% at
    December 31, 1994, maturity 1998................   $ 288,550    $ 170,000
  9% Notes, backed by letter of credit, maturity
    1995............................................     199,977      199,790
Unsecured Senior Subordinated Notes
  8 3/4%, maturity 2000.............................     200,000      200,000
  10 7/8%, maturity 2002............................     200,000      200,000
Unsecured Notes Payable
  8 3/8%-15%, maturities to 2001....................      27,862       68,148
Debt allocated to discontinued hotel operations.....    (187,860)    (171,777)
                                                       ---------    ---------
                                                         728,529      666,161
Current portion of long-term debt...................      (1,036)      (1,002)
                                                       ---------    ---------
                                                       $ 727,493    $ 665,159
                                                       ---------    ---------
                                                       ---------    ---------


    Promus' outstanding corporate debt, comprised primarily of the Secured Bank Facilities and Unsecured Senior Subordinated Notes, has been issued by its wholly-owned subsidiary, Embassy Suites, Inc. (Embassy). This debt is not specifically related to either Promus' casino entertainment or hotel segment. However, corporate debt service requirements have been met using cash flows provided by both segments. In anticipation of the PHC Spin-off, Embassy is negotiating a new $350 million bank facility (Hotel Facility), to be secured by the stock of PHC and its material subsidiaries. Immediately prior to the PHC Spin-off, Embassy will draw approximately $210 million on the Hotel Facility and retire a portion of Promus' existing corporate debt. Upon consummation of the PHC Spin-off, the Hotel

                       THE PROMUS COMPANIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, UNLESS OTHERWISE STATED)

NOTE 8--LONG-TERM DEBT (CONTINUED)

Facility will be assumed by PHC, and Embassy will be released from liability. Therefore, in anticipation of these transactions in which a portion of Promus' corporate debt balance will be refinanced using proceeds under the new Hotel Facility, a pro-rata portion of Promus' historical corporate debt balance, unamortized deferred finance charges and interest expense has been allocated to discontinued hotel operations for all periods presented based on the percentage of Promus' existing corporate debt expected to be retired using proceeds from the Hotel Facility. The corporate debt allocated to discontinued hotel operations noted in the table above, together with debt specifically related to PHC of $3.3 million and $4.0 million at December 31, 1994 and 1993, respectively, are included in net assets of discontinued hotel operations in the accompanying Consolidated Balance Sheets. In addition, unamortized deferred finance charges of $3.2 million and $3.9 million as of December 31, 1994 and 1993, respectively, and interest expense of $17.2 million, $17.0 million and $19.5 million for fiscal 1994, 1993 and 1992, respectively, have been allocated to discontinued hotel operations.



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

    The Facility is secured by the assets of Promus' Nevada and New Jersey casino properties, the stock of its principal subsidiary, Embassy, and certain other subsidiaries and certain other casino entertainment segment trademarks. The Facility agreement contains financial covenants requiring Promus to maintain a specific tangible net worth and to meet other financial ratios. Its covenants limit Promus' ability to pay dividends and to repurchase its outstanding shares. Approval from the banks providing the Facility will be required prior to consummation of the PHC Spin-off. In connection with the PHC Spin-off, Promus is negotiating amendments to the Facility which are expected to include, among other things, a reduction in the aggregate principal amount available under the Facility and modifications to certain financial covenants.

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

NOTE 8--LONG-TERM DEBT (CONTINUED)
  Senior Subordinated Notes

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

NOTE 10--INCOME TAXES

    Promus' federal and state income tax provision (benefit) allocable to identified income statement and balance sheet line items was as follows:

                                                    1994        1993       1992
                                                 -------    --------    -------
Income before income taxes and minority
  interest....................................   $75,391    $ 59,394    $35,479
Discontinued operations.......................    26,798      13,869      1,401
Extraordinary items...........................         -      (3,415)       753
Cumulative effect of change in accounting
 policy.......................................    (4,317)          -          -
Stockholders' equity
  Compensation expense for tax purposes in
    excess of amounts recognized for financial
    reporting purposes........................    (3,252)    (10,467)    (3,726)
  Pro-rata share of proceeds from equity
    investee's initial public offering........         -       2,662          -
                                                 -------    --------    -------
                                                 $94,620    $ 62,043    $33,907
                                                 -------    --------    -------
                                                 -------    --------    -------

    Income tax expense attributable to Income before income taxes and minority interest consisted of the following:

                                                    1994       1993       1992
                                                --------    -------    -------
Current
  Federal....................................   $103,264    $44,557    $25,224
  State......................................      4,992      4,424      5,361
Deferred.....................................    (32,865)    10,413      4,894
                                                --------    -------    -------
                                                $ 75,391    $59,394    $35,479
                                                --------    -------    -------
                                                --------    -------    -------

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

  Tax Sharing Agreements


    Under the terms of the Settlement between Promus and Bass PLC (Bass) (see
Note 13), the Tax Sharing Agreement entered into in connection with the February 7, 1990, spin-off (the 1990 Spin-off) of the stock of Promus to stockholders of Holiday Corporation (Holiday) will be terminated. Under the Tax Sharing Agreement, Promus was liable, with certain exceptions, for taxes of Holiday and its subsidiaries for all pre-1990 Spin-off tax periods. Bass was obligated under the same agreement to pay Promus the amount of any tax benefits realized by Holiday as a result of adjustments to pre-1990 Spin-off tax periods of Holiday and its subsidiaries. Under the provisions of the Settlement, Promus will remain obligated for certain tax issues related to Promus and its subsidiaries for the pre-1990 Spin-off tax periods and certain other items related to the final resolution of disputed issues from the Internal Revenue Service (IRS) examination of income tax returns for 1987 through the 1990 Spin-off date. A protest defending the taxpayers' position on all disputed issues for these periods was filed with the IRS during third quarter 1993 and negotiations to resolve these issues continue. Final resolution of the disputed issues is not expected to have a material adverse effect on Promus' consolidated financial position or its results of operations.

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

                       THE PROMUS COMPANIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, UNLESS OTHERWISE STATED)

NOTE 14--EMPLOYEE BENEFIT PLANS (CONTINUED)
    Promus' SOP allows an option holder to purchase Promus common stock over specified periods of time, generally ten years, at a fixed price equal to the market value at the date of grant. No options may be granted under the SOP after November 1999. A summary of stock option transactions during 1994 follows:

                                                               NUMBER OF
                                                             COMMON SHARES
                                     OPTION PRICE    --------------------------
                                            RANGE        OPTIONS      AVAILABLE
                                      (PER SHARE)    OUTSTANDING      FOR GRANT
                                    -------------    -----------    -----------
Balance-January 1, 1994..........   $ 1.19-$47.75      2,137,737      2,750,155
1994 grants......................   $28.44-$50.00      1,141,865     (1,141,865)
Exercised........................   $ 1.19-$15.67       (127,633)             -
Canceled.........................   $ 9.00-$50.00       (883,675)       883,675
                                                     -----------    -----------
Balance-December 31, 1994........   $ 3.94-$50.00      2,268,294      2,491,965
                                                     -----------    -----------
                                                     -----------    -----------
Exercisable at December 31, 1994.   $ 3.94-$47.75        435,954
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

NOTE 15--NONCONSOLIDATED AFFILIATES

  Harrah's Jazz Company


    A Promus subsidiary owns an approximate 53% equity interest in Harrah's Jazz Company (Harrah's Jazz), the partnership developing the sole land-based casino permitted by law to operate in Orleans Parish, Louisiana. One of Promus' partners in Harrah's Jazz has an option to purchase an additional equity interest of approximately 14.6% from Promus for $33.3 million at any time until 120 days after opening of the temporary casino. Due to the existence of this option, the pursuit by the partner of the necessary funding to exercise the option and the resulting likelihood of the option being exercised, Promus' ownership of a majority interest in Harrah's Jazz is expected to be temporary and voting control of the partnership in any event continues to be shared equally by each partner during the option period. As a result, Harrah's Jazz is not consolidated into Promus' financial statements.

                       THE PROMUS COMPANIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, UNLESS OTHERWISE STATED)

NOTE 15--NONCONSOLIDATED AFFILIATES (CONTINUED)
    Summarized balance sheet and income statement information for Harrah's Jazz, which Promus accounted for using the equity method, as of December 31, 1994 and 1993, and for the period from November 29, 1993 (date of inception) through December 31, 1993, and the year ended December 31, 1994 were as follows:

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

    During 1993, an equity investee of Promus completed an initial public offering of its common stock. As required by equity accounting rules, Promus increased the carrying value of its investment by an amount equal to its pro rata share of the proceeds of the investee's offering, approximately $6.4 million. A corresponding increase was recorded in the combination of Promus' capital surplus and deferred income tax liability accounts. As a result of this offering, Promus' ownership interest fell below 20% and, accordingly, the investment is no longer accounted for on the equity method.

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


                                          ARTHUR ANDERSEN LLP

Memphis, Tennessee,
March 20, 1995.

                       THE PROMUS COMPANIES INCORPORATED
                        QUARTERLY RESULTS OF OPERATIONS
                                  (UNAUDITED)


(IN THOUSANDS, EXCEPT PER SHARE       FIRST      SECOND       THIRD      FOURTH        FISCAL
AMOUNTS)                            QUARTER     QUARTER     QUARTER     QUARTER          YEAR
                                   --------    --------    --------    --------    ----------
1994
  Revenues......................   $290,232    $338,805    $366,811    $343,558    $1,339,406
  Operating income..............     62,038      77,227      75,851      54,071       269,187
  Income from continuing
    operations..................     22,085      29,669      30,591     (32,361)(1)    49,984(1)
  Income from discontinued hotel
    operations..................      6,131      10,207      13,592       6,389        36,319
  Net income....................     20,284      39,876      44,183     (25,972)(1)    78,371(1)
  Earnings (loss) per share (2):
    Continuing operations.......       0.22        0.29        0.30       (0.31)(1)      0.49(1)
    Discontinued operations,
      net.......................       0.06        0.10        0.13        0.06          0.35
    Net income (loss)...........       0.20        0.39        0.43       (0.25)(1)      0.76(1)
1993
  Revenues......................   $210,058    $253,081    $289,704    $267,802    $1,020,645
  Operating income..............     31,345      52,798      74,922      50,968       210,033
  Income from continuing
    operations..................      5,599      19,830      30,112      19,326        74,867
  Income from discontinued hotel
    operations..................      6,367       2,983       6,946         630        16,926
  Net income....................     10,956      22,499      32,935      19,956        86,346
  Earnings per share (2)(3):
    Continuing operations.......       0.06        0.19        0.29        0.19          0.73
    Discontinued operations,
      net.......................       0.06        0.03        0.07           -          0.16
    Net income..................       0.11        0.22        0.32        0.19          0.84


- ------------


(1) Fiscal year 1994 includes a $53.4 million provision for settlement of litigation and related costs, of which $50.9 million was recorded in fourth quarter 1994 (see Note 13).


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

- ------------

** Previously filed as exhibits to Promus's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, which was filed with the Commission on March 21, 1995.

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

- ------------

** Previously filed as exhibits to Promus's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, which was filed with the Commission on March 21, 1995.


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

   NO.
- ----------
   10(122)   -Bank Completion Guaranty among Embassy Suites, Inc., The Promus Companies
              Incorporated and Bankers Trust Company as Administrative Agent dated as of
              November 16, 1994. (16)
   10(123)   -Bank Disbursement and Security Agreement among Harrah's Jazz Company, Harrah's
              Jazz Finance Corp. and First National Bank of Commerce as Collateral Agent dated as of November 16, 1994. (16)
   10(124)   -Completion Guaranty by The Promus Companies Incorporated and Embassy Suites,
              Inc. dated as of November 16, 1994 in favor of the Louisiana Economic
              Development and Gaming Corporation. (16)
+**10(125)   -Revised Form of Stock Option (1990 Stock Option Plan).
+**10(126)   -Revised Forms of Restricted Stock Award (1990 Stock Option Plan).
+**10(127)   -Administrative Regulations, Long Term Compensation Plan (Restricted Stock Plan
              and Stock Option Plan) dated as of February 24, 1995.
+**10(128)   -Form of Agreement to Cancel Options dated as of December 16, 1994 entered into with Michael D. Rose, Philip G. Satre, Charles A. Ledsinger, Jr., Ben C.
              Peternell, Colin V. Reed, E. O. Robinson, Jr. and John M. Boushy.
  *11        -Computation of per share earnings.
  *12        -Computations of ratios.
 **21        -List of subsidiaries of The Promus Companies Incorporated.
   99(1)     -Proxy Statement--Information Statement--Prospectus dated December 13, 1989 of
              Holiday Corporation, The Promus Companies Incorporated and Bass Public Limited
              Company. (12)

- ------------

 * Filed herewith

** Previously filed as exhibits to Promus's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, which was filed with the Commission on March 21, 1995.

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


    (b) No Reports on Form 8-K were filed during the fourth quarter of 1994 and thereafter through April 10, 1995.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          THE PROMUS COMPANIES INCORPORATED


Dated: April 21, 1995                     By:             MICHAEL D. ROSE

                                              ..................................

                                                 (Michael D. Rose, Chairman)

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

    During 1993 an equity investee of Promus completed an initial public offering of its common stock. As required by equity accounting rules, Promus increased the carrying value of its investment by an amount equal to its pro rata share of the proceeds of the investee's offering, approximately $6.4 million. A corresponding increase was recorded in the combination of Promus' capital surplus and deferred income tax liability accounts. As a result of this offering, Promus increased its capital surplus by approximately $3.8 million.

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

                                                                     SCHEDULE II

                       THE PROMUS COMPANIES INCORPORATED
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                                           (IN THOUSANDS)
- -----------------------------------------------------------------------------------------------------
              COLUMN A                  COLUMN B           COLUMN C           COLUMN D      COLUMN E
- -----------------------------------------------------------------------------------------------------
                                                          ADDITIONS
                                                     --------------------
                                                     CHARGED
                                       BALANCE AT    TO COSTS    CHARGED     DEDUCTIONS     BALANCE
                                       BEGINNING       AND       TO OTHER       FROM        AT CLOSE
            DESCRIPTION                OF PERIOD     EXPENSES    ACCOUNTS     RESERVES     OF PERIOD
- -----------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED DECEMBER 31, 1994
  Allowance for doubtful accounts
    Current.........................    $  9,252     $  5,731    $      -     $  5,432(A)   $  9,551
                                       ----------    --------    --------    ----------    ----------
                                       ----------    --------    --------    ----------    ----------
    Long-term.......................    $      -     $     75    $      -     $      -      $     75
                                       ----------    --------    --------    ----------    ----------
                                       ----------    --------    --------    ----------    ----------
  Allowance for losses on property
    dispositions....................    $ 11,000     $    231    $      -     $      -      $ 11,231
                                       ----------    --------    --------    ----------    ----------
                                       ----------    --------    --------    ----------    ----------
  Insurance allowances and
    reserves........................    $ 39,859     $ 52,908    $      -     $ 43,319      $ 49,448
                                       ----------    --------    --------    ----------    ----------
                                       ----------    --------    --------    ----------    ----------

FISCAL YEAR ENDED DECEMBER 31, 1993
  Allowance for doubtful accounts,
    current.........................    $  9,617     $  4,673    $      -     $  5,038(A)   $  9,252
                                       ----------    --------    --------    ----------    ----------
                                       ----------    --------    --------    ----------    ----------
  Allowance for losses on property
    dispositions....................    $ 11,000     $      -    $      -     $      -      $ 11,000
                                       ----------    --------    --------    ----------    ----------
                                       ----------    --------    --------    ----------    ----------
  Insurance allowances and
    reserves........................    $ 31,371     $ 46,333    $      -     $ 37,845      $ 39,859
                                       ----------    --------    --------    ----------    ----------
                                       ----------    --------    --------    ----------    ----------

FISCAL YEAR ENDED DECEMBER 31, 1992
  Allowance for doubtful accounts,
    current..........................   $ 10,727     $  5,211    $      -     $  6,321(A)   $  9,617
                                       ----------    --------    --------    ----------    ----------
                                       ----------    --------    --------    ----------    ----------
  Allowance for losses on property
    dispositions....................    $ 11,000     $      -    $      -     $      -      $ 11,000
                                       ----------    --------    --------    ----------    ----------
                                       ----------    --------    --------    ----------    ----------
  Insurance allowances and
    reserves........................    $ 28,432     $ 45,048    $      -     $ 42,109      $ 31,371
                                       ----------    --------    --------    ----------    ----------
                                       ----------    --------    --------    ----------    ----------

- ------------

(A) Uncollectible accounts written off, net of amounts recovered.

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


    As independent public accountants, we hereby consent to the incorporation of our report dated March 20, 1995, included in this Form 10-K/A for the year ended December 31, 1994, into the Company's previously filed Registration Statements File Nos. 33-32863, 33-32864 and 33-32865.



                                          ARTHUR ANDERSEN LLP



Memphis, Tennessee
April 20, 1995

                                           EXHIBIT INDEX


  Exhibit                                                                                                   Page
  Number                                     Description                                                   Number
- ----------                                   -----------                                                   ------
    3(1)     -Certificate of Incorporation of The Promus Companies Incorporated; Certificate
              of Amendment of Certificate of Incorporation of The Promus Companies
              Incorporated dated April 29, 1994. (25)
    3(2)     -Bylaws of The Promus Companies Incorporated, as amended April 29, 1994. (25)
    4(1)     -Rights Agreement dated as of February 7, 1990, between The Promus Companies
              Incorporated and The Bank of New York as Rights Agent. (12)
    4(2)     -Indenture dated as of March 30, 1987, between Holiday Inns, Inc., Issuer,
              Holiday Corporation, Guarantor, and LaSalle National Bank, Trustee; Prospectus
              dated March 5, 1987, for $500,000,000 Holiday Inns, Inc. 11% Subordinated
              Debentures due 1999. (5)
    4(3)     -First Supplemental Indenture dated as of January 8, 1988, under Indenture dated as of March 30, 1987, among Holiday Inns, Inc., Holiday Corporation and LaSalle
              National Bank. (3)
    4(4)     -Second Supplemental Indenture dated as of February 23, 1988, under Indenture dated as of March 30, 1987, among Holiday Inns, Inc., Holiday Corporation,
              Guarantor, and LaSalle National Bank. (3)
    4(5)     -Third Supplemental Indenture dated as of January 17, 1990, with respect to the
              11% Subordinated Debentures due 1999, among LaSalle National Bank, as trustee,
              Holiday Corporation, as guarantor, The Promus Companies Incorporated and Holiday
              Inns, Inc., as issuer; Fourth Supplemental Indenture dated as of February 7,
              1990, with respect to the 11% Subordinated Debentures due 1999, among Holiday
              Inns, Inc., Holiday Corporation, Embassy Suites, Inc., The Promus Companies
              Incorporated and LaSalle National Bank; Form of Debenture for 11% Subordinated
              Debentures due 1999. (12)
    4(6)     -Letter to Bank of New York dated March 18, 1993 constituting Certificate under
              Section 12 of the Rights Agreement dated as of February 7, 1990. (11)
    4(7)     -Interest Swap Agreement between Bank of America National Trust and Savings
              Association and Embassy Suites, Inc. dated May 14, 1993. (6)
    4(8)     -Interest Swap Agreement between NationsBank of North Carolina, N.A. and Embassy
              Suites, Inc. dated May 18, 1993. (6)
    4(9)     -First Supplemental Indenture dated as of July 15, 1987, among Irving Trust
              Company, as resigning trustee with respect to the 1999 Notes, Indiana National
              Bank as successor trustee with respect to the 1999 Notes and Holiday Inns, Inc.;
              Second Supplemental Indenture dated as of January 8, 1988, under Indenture dated as of January 15, 1984, between Holiday Inns, Inc., and Irving Trust Company, as trustee with respect to 8 3/8% Notes due 1996; Third Supplemental Indenture
              dated as of January 8, 1988, under Indenture dated as of January 15, 1984, among
              Holiday Inns, Inc., Irving Trust Company, as resigning trustee with respect to the 8 3/8% Notes due 1996, and LaSalle National Bank as successor trustee with respect to the 8 3/8% Notes due 1996; Fourth Supplemental Indenture dated as of
              February 23, 1988, under Indenture dated as of January 15, 1984, between Holiday
              Inns, Inc. and LaSalle National Bank, as trustee with respect to the 8 3/8%
              Notes due 1996. (3)


  Exhibit                                                                                                   Page
  Number                                     Description                                                   Number
- ----------                                   -----------                                                   ------
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

- ------------

** Previously filed as exhibits to Promus's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, which was filed with the Commission on March 21, 1995.


 + Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 14(a)(3) of Form 10-K.


  Exhibit                                                                                                   Page
  Number                                     Description                                                   Number
- ----------                                   -----------                                                   ------
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

- ------------

 + Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 14(a)(3) of Form 10-K.


  Exhibit                                                                                                   Page
  Number                                     Description                                                   Number
- ----------                                   -----------                                                   ------
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

- ------------

** Previously filed as exhibits to Promus's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, which was filed with the Commission on March 21, 1995.


 + Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 14(a)(3) of Form 10-K.


  Exhibit                                                                                                   Page
  Number                                     Description                                                   Number
- ----------                                   -----------                                                   ------
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

- ------------

 + Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(a)(3) of Form 10-K


  Exhibit                                                                                                   Page
  Number                                     Description                                                   Number
- ----------                                   -----------                                                   ------
   10(83)    -Indenture dated as of November 15, 1994 between Harrah's Jazz Company, Harrah's
              Jazz Finance Corp. and First National Bank of Commerce as Trustee for the First
              Mortgage Notes including form of First Mortgage Note. (16)
   10(84)    -Intercreditor Agreement between the Bank Lenders and the First National Bank of
              Commerce as Trustee dated as of November 15, 1994. (16)
   10(85)    -Notes Completion Guarantee among Embassy Suites, Inc., The Promus Companies
              Incorporated and First National Bank of Commerce as Trustee dated as of November
              16, 1994. (16)
   10(86)    -Cash Collateral and Disbursement Agreement among First National Bank of Commerce as Trustee, First National Bank of Commerce as Collateral Agent, Harrah's Jazz
              Company and Harrah's Jazz Finance Corp., dated November 16, 1994. (16)
   10(87)    -Collateral Mortgage Note by Harrah's Jazz Company dated November 15, 1994. (16)
   10(88)    -Act of Collateral Mortgage and Collateral Assignment of Proceeds by Harrah's
              Jazz Company dated November 15, 1994. (16)
   10(89)    -Act of Collateral Assignment of Leases and Rents between Harrah's Jazz Company and First National Bank of Commerce as Collateral Agent dated November 15, 1994.
              (16)
   10(90)    -Act of Security Agreement and Pledge between Harrah's Jazz Company and First
              National Bank of Commerce as Collateral Agent dated November 15, 1994. (16)
   10(91)    -Pledge Agreement between Harrah's Jazz Company, Harrah's Jazz Finance Corp. and
              First National Bank of Commerce as Collateral Agent dated as of November 16,
              1994. (16)
   10(92)    -Security Agreement among Harrah's Jazz Company, Harrah's Jazz Finance Corp. and
              First National Bank of Commerce as Collateral Agent dated as of November 16,
              1994. (16)
   10(93)    -Security Agreement (Cash Collateral) among Harrah's Jazz Company, Harrah's Jazz
              Finance Corp. and First National Bank of Commerce as Trustee dated November 16,
              1994. (16)
   10(94)    -Manager Subordination Agreement (First Mortgage Notes) among Harrah's Jazz
              Company, Harrah's New Orleans Management Company and First National Bank of
              Commerce as Trustee dated as of November 16, 1994. (16)
   10(95)    -Consultant Subordination Agreement (First Mortgage Notes) among Harrah's Jazz
              Company, Grand Palais Management Company, New Orleans/Louisiana Development
              Corporation and First National Bank of Commerce as Trustee dated as of November
              16,1994. (16)
   10(96)    -Completion Guarantor Subordination Agreement (First Mortgage Notes) among
              Harrah's Jazz Company, The Promus Companies Incorporated, Embassy Suites, Inc.
              and First National Bank of Commerce as Trustee dated as of November 16, 1994.
              (16)
   10(97)    -Amended Lease Agreement between Rivergate Development Corporation, as Landlord and Harrah's Jazz Company, as Tenant and City of New Orleans, as Intervenor
              dated March 15, 1994. (28)
   10(98)    -Amended General Development Agreement between Rivergate Development Corporation and Harrah's Jazz Company and City of New Orleans, as Intervenor dated March 15,
              1994. (4)
   10(99)    -Temporary Casino Lease between Rivergate Development Corporation, as Landlord and Harrah's Jazz Company, as Tenant and City of New Orleans, as Intervenor
              dated March 15, 1994. (4)
   10(100)   -Amendment to Amended Lease Agreement between Rivergate Development Corporation, as Landlord and Harrah's Jazz Company, as Tenant and City of New Orleans, as
              Intervenor dated October 5, 1994. (28)


  Exhibit                                                                                                   Page
  Number                                     Description                                                   Number
- ----------                                   -----------                                                   ------
   10(101)   -Agreement between City of New Orleans and Harrah's Jazz Company, dated October
              5, 1994 (the "Separate City Agreement"). (28)
   10(102)   -Agreement among Rivergate Development Corporation, City of New Orleans and
              Embassy Suites, Inc. and Harrah's Jazz Company, as intervenor, dated October 5,
              1994 (the "Embassy Access Agreement"). (28)
   10(103)   -Casino Operating Contract between the Louisiana Economic Development and Gaming
              Corporation and Harrah's Jazz Company dated July 15, 1994. (4)
   10(104)   -First Amendment to Casino Operating Contract between the Louisiana Economic
              Development and Gaming Corporation and Harrah's Jazz Company dated August 31,
              1994. (28)
   10(105)   -Amended and Restated Management Agreement between Harrah's New Orleans
              Management Company and Harrah's Jazz Company dated March 14, 1994. (4)
   10(106)   -Construction Agreement between Harrah's Jazz Company and Centex Landis
              Construction Co., Inc. dated October 10, 1994, for the construction of the
              Permanent Casino. (28)
   10(107)   -Construction Agreement between Harrah's Jazz Company and Harvey Honore
              Construction Company, Inc. and Broadmoor dated October 10, 1994, for the construction of the Temporary Casino. (28)
   10(108)   -Design and Construction Agreement between Harrah's Jazz Company and Broadmoor dated October 10, 1994, for the construction of the parking structure. (28)
   10(109)   -Credit Agreement among Harrah's Jazz Company, Harrah's Jazz Finance Corp.,
              Various Banks, and Bankers Trust Company as Administrative Agent dated as of
              November 8, 1994. (16)
   10(110)   -Owner's Policy issued March 16, 1994 by First American Title Insurance Company
              to Harrah's Jazz Company with attachments. (16)
   10(111)   -Lender's Title Insurance Policy issued November 16, 1994 by First American Title
              Insurance Company together with reinsurance agreements. (16)
   10(112)   -Completion Loan Agreement among Harrah's Jazz Company, Embassy Suites, Inc., The
              Promus Companies Incorporated, New Orleans/Louisiana Development Corporation,
              Grand Palais Casino, Inc., and Grand Palais Management Company, L.L.C. dated
              October 12, 1994. (23)
   10(113)   -Construction Lien Indemnity Obligation Agreement between Harrah's Jazz Company and Embassy Suites, Inc. dated October 12, 1994. (23)
   10(114)   -First Amendment to the Construction Lien Indemnity Obligation Agreement. (16)
   10(115)   -Option Agreement between Harrah's New Orleans Investment Company and New
              Orleans/Louisiana Development Corporation dated November 8, 1994. (16)
   10(116)   -Option Agreement between Harrah's New Orleans Investment Company and Grand
              Palais Casino, Inc. dated November 8 , 1994. (16)
   10(117)   -Put Agreement between Harrah's New Orleans Investment Company and New
              Orleans/Louisiana Development Corporation dated November 8, 1994. (16)
   10(118)   -Put Agreement between Harrah's New Orleans Investment Company and Grand Palais
              Casino, Inc. dated November 8, 1994. (16)
   10(119)   -Underwriting Agreement among Donaldson, Lufkin & Jenrette Securities
              Corporation, Salomon Brothers Inc, BT Securities Corporation, Harrah's Jazz
              Company and Harrah's Jazz Finance Corp. dated November 9, 1994. (16)
   10(120)   -Specimen form of 14 1/4% First Mortgage Note Due 2001 of Harrrah's Jazz Company
              and Harrah's Jazz Finance Corp. (16)
   10(121)   -Manager Subordination Agreement (Credit Agreement) between Harrah's New Orleans
              Management Company and Bankers Trust Company as Administrative Agent dated as of
              November 16, 1994. (16)


  Exhibit                                                                                                   Page
  Number                                     Description                                                   Number
- ----------                                   -----------                                                   ------
   10(122)   -Bank Completion Guaranty among Embassy Suites, Inc., The Promus Companies
              Incorporated and Bankers Trust Company as Administrative Agent dated as of
              November 16, 1994. (16)
   10(123)   -Bank Disbursement and Security Agreement among Harrah's Jazz Company, Harrah's
              Jazz Finance Corp. and First National Bank of Commerce as Collateral Agent dated as of November 16, 1994. (16)
   10(124)   -Completion Guaranty by The Promus Companies Incorporated and Embassy Suites,
              Inc. dated as of November 16, 1994 in favor of the Louisiana Economic
              Development and Gaming Corporation. (16)
+**10(125)   -Revised Form of Stock Option (1990 Stock Option Plan).
+**10(126)   -Revised Forms of Restricted Stock Award (1990 Stock Option Plan).
+**10(127)   -Administrative Regulations, Long Term Compensation Plan (Restricted Stock Plan
              and Stock Option Plan) dated as of February 24, 1995.
+**10(128)   -Form of Agreement to Cancel Options dated as of December 16, 1994 entered into with Michael D. Rose, Philip G. Satre, Charles A. Ledsinger, Jr., Ben C.
              Peternell, Colin V. Reed, E. O. Robinson, Jr. and John M. Boushy.
  *11        -Computation of per share earnings.
  *12        -Computations of ratios.
 **21        -List of subsidiaries of The Promus Companies Incorporated.
   99(1)     -Proxy Statement--Information Statement--Prospectus dated December 13, 1989 of
              Holiday Corporation, The Promus Companies Incorporated and Bass Public Limited
              Company. (12)

- ------------

 * Filed herewith

** Previously filed as exhibits to Promus's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, which was filed with the Commission on March 21, 1995.

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