Form 10-Q
period 1995-03-31
PROMUS COMPANIES INC
filed 1995-05-15
CIK 858339

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
      ENDED MARCH 31, 1995

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

     At March 31, 1995, there were outstanding 102,518,639 shares of the Company's Common Stock.


                                Page 1 of 50
                           Exhibit Index Page 37

                       PART I - FINANCIAL INFORMATION
                       ------------------------------
                        Item 1. Financial Statements
                        ----------------------------

     The accompanying unaudited consolidated condensed financial statements of The Promus Companies Incorporated (Promus or the Company), a Delaware corporation, have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Promus' 1994 Annual Report to Stockholders.

      As discussed in Notes 1 and 2, on January 30, 1995, Promus announced a planned spin-off, expected to be completed by the end of second quarter 1995, that will split the Company into two independent public corporations, one for conducting its casino entertainment business and one for conducting its hotel business. As a result of this announcement, these consolidated condensed financial statements reflect the hotel business as discontinued operations.

                              THE PROMUS COMPANIES INCORPORATED
                            CONSOLIDATED CONDENSED BALANCE SHEETS
                                         (UNAUDITED)
                                                           March 31,    Dec. 31,
(In thousands, except share amounts)                           1995        1994

ASSETS
Current assets
  Cash and cash equivalents                              $   71,200  $   84,968
  Receivables, including notes receivable of
    $658 and $528, less allowance for doubtful
    accounts of $10,417 and $9,460                           40,932      33,051
  Deferred income taxes                                      19,363      18,979
  Supplies                                                   11,194      11,463
  Prepayments and other                                      23,059      23,374
                                                         ----------  ----------
      Total current assets                                  165,748     171,835
                                                         ----------  ----------
Land, buildings, riverboats and equipment                 1,621,398   1,602,620
Less: accumulated depreciation                             (489,919)   (472,779)
                                                         ----------  ----------
                                                          1,131,479   1,129,841
Net assets of discontinued hotel operations
  (Notes 1 and 2)                                           160,332     143,008
Investments in and advances to
  nonconsolidated affiliates                                111,499     116,932
Deferred costs and other                                    174,034     176,349
                                                         ----------  ----------
                                                         $1,743,092  $1,737,965
                                                         ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                       $   56,563  $   54,621
  Accrued litigation settlement and related
    costs (Note 8)                                            1,873      72,101
  Construction payables                                       2,589      10,879
  Accrued expenses                                          167,321     156,446
  Current portion of long-term debt                           1,330       1,036
                                                         ----------  ----------
      Total current liabilities                             229,676     295,083
Long-term debt                                              758,150     727,493
Deferred credits and other                                   73,259      66,735
Deferred income taxes                                         8,792       7,138
                                                         ----------  ----------
                                                          1,069,877   1,096,449
                                                         ----------  ----------
Minority interests                                           20,002      18,079
                                                         ----------  ----------
Commitments and contingencies (Notes 7 and 8)

Stockholders' equity
  Common stock, $0.10 par value,
    authorized - 360,000,000 shares,
    outstanding - 102,518,639 and 102,402,619
    shares (net of 20,060 and 37,172 shares
    held in treasury)                                        10,252      10,240
  Capital surplus                                           358,456     350,196
  Retained earnings                                         288,676     265,574
  Deferred compensation related to
    restricted stock                                         (4,171)     (2,573)
                                                         ----------  ----------
                                                            653,213     623,437
                                                         ----------  ----------
                                                         $1,743,092  $1,737,965
                                                         ==========  ==========

See accompanying Notes to Consolidated Condensed Financial Statements.

                        THE PROMUS COMPANIES INCORPORATED
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                           First Quarter Ended
                                                          March 31,    March 31,
(In thousands, except per share amounts)                      1995         1994
Revenues
  Casino                                                  $298,532     $243,010
  Food and beverage                                         41,885       36,415
  Rooms                                                     24,654       23,779
  Management fees                                            2,977          258
  Other                                                     23,390       15,768
  Less: casino promotional allowances                      (34,957)     (28,998)
                                                          --------     --------
      Total revenues                                       356,481      290,232
                                                          --------     --------
Operating expenses
  Direct
    Casino                                                 144,550      112,634
    Food and beverage                                       18,942       18,324
    Rooms                                                    7,640        8,063
  Depreciation of buildings, riverboats and equipment       18,249       15,872
  Development costs                                          4,248        3,624
  Other                                                     85,049       64,785
                                                          --------     --------
      Total operating expenses                             278,678      223,302
                                                          --------     --------
Operating profit before corporate expense                   77,803       66,930
Corporate expense                                           (5,382)      (4,892)
                                                          --------     --------
Operating income                                            72,421       62,038
Interest expense, net of interest capitalized              (18,328)     (18,037)
Interest expense, net, from nonconsolidated affiliates      (3,736)           -
Provision for settlement of litigation and related
  costs (Note 8)                                                 -         (646)
Interest and other income                                    2,033          404
                                                          --------     --------
Income before income taxes and minority interest            52,390       43,759
Provision for income taxes                                 (20,357)     (16,951)
Minority interests                                          (3,337)      (4,723)
                                                          --------     --------
Income from continuing operations                           28,696       22,085
Discontinued operations
  Earnings from hotel operations, net of tax provision
    of $6,983 and $5,936  (Note 2)                           9,604        6,131
  Spin-off transaction expenses, net of tax benefit
    of $3,552                                              (15,198)           -
                                                          --------     --------
Income before cumulative effect of change in
  accounting policy                                         23,102       28,216
Cumulative effect of change in accounting
  policy, net of tax benefit of $4,317                           -       (7,932)
                                                          --------     --------
Net income                                                $ 23,102     $ 20,284
                                                          ========     ========
Earnings per share
  Continuing operations                                   $   0.28     $   0.21
  Discontinued operations
    Earnings of hotel operations, net                         0.09         0.07
    Spin-off transaction expenses, net                       (0.15)           -
  Cumulative effect of change in accounting
    policy, net                                                  -        (0.08)
                                                          --------     --------
Earnings per share                                        $   0.22     $   0.20
                                                          ========     ========
Average common shares outstanding                          103,014      102,907
                                                          ========     ========


See accompanying Notes to Consolidated Condensed Financial Statements.

                            THE PROMUS COMPANIES INCORPORATED
                     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                                           First Quarter Ended
                                                          March 31,    March 31,
(In thousands)                                                1995         1994

Cash flows from operating activities
  Net income                                             $  23,102    $  20,284
  Adjustments to reconcile net income
    to cash flows from operating activities
      Discontinued operations
        Earnings from hotel operations                      (9,604)      (6,131)
        Spin-off transaction expenses, before income
          taxes                                             18,750            -
      Cumulative effect of change in accounting
        policy, before income taxes                              -       12,249
      Depreciation and amortization                         22,302       19,717
      Other noncash items                                    5,620       (2,903)
      Minority interests share of net income                 3,337        4,723
      Equity in and distributions of (earnings)
        losses of nonconsolidated affiliates                 6,503        3,982
      Net (gains) losses from asset sales                   (1,650)           -
      Net change in long-term accounts                      (6,015)        (375)
      Net change in working capital accounts                11,436       14,763
      Net change in accrued litigation settlement
         and related costs                                 (42,228)           -
      Tax indemnification payments to Bass                 (28,000)      (4,282)
                                                         ---------    ---------
          Cash flows provided by operating
            activities                                       3,553       62,027
                                                         ---------    ---------
Cash flows from investing activities
  Land, buildings, riverboats and equipment
    additions                                              (26,622)     (41,813)
  Investments in and advances to
    nonconsolidated affiliates                              (5,089)     (12,645)
  Decrease in construction payables                         (8,290)     (18,110)
  Proceeds from asset sales                                  3,437            -
  Other                                                     (4,278)      (2,913)
                                                         ---------    ---------
          Cash flows used in investing activities          (40,842)     (75,481)
                                                         ---------    ---------
Cash flows from financing activities
  Net borrowings under Revolving Credit Facility            53,150       15,000
  Debt retirements                                            (766)        (760)
  Minority interest distributions, net of contributions       (974)      (2,334)
                                                         ---------    ---------
          Cash flows provided by financing
            activities                                      51,410       11,906
                                                         ---------    ---------
Cash flows from discontinued hotel operations
  Net transfers to (from) discontinued hotel operations    (25,371)      (4,125)
  Payment of spin-off transaction expenses                  (2,518)           -
                                                         ---------    ---------
          Cash flows used in discontinued operations       (27,889)      (4,125)
                                                         ---------    ---------
Net change in cash and cash equivalents                    (13,768)      (5,673)
Cash and cash equivalents, beginning of period              84,968       58,309
                                                         ---------    ---------
Cash and cash equivalents, end of period                 $  71,200    $  52,636
                                                         =========    =========
See accompanying Notes to Consolidated Condensed Financial Statements.

                     THE PROMUS COMPANIES INCORPORATED
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               MARCH 31, 1995
                                (UNAUDITED)

Note 1 - Basis of Presentation and Organization
- -----------------------------------------------
    The Promus Companies Incorporated (Promus), a Delaware corporation, is a hospitality company with two primary business segments: casino entertainment and hotels. On January 30, 1995, Promus announced a planned spin-off, expected to be completed by the end of second quarter 1995, that will split the Company into two independent public corporations, one for conducting its casino entertainment business and one for conducting its hotel business. Promus, which will be renamed Harrah's Entertainment, Inc., will retain ownership of the casino entertainment business. Promus' hotel operations, which include the Embassy Suites, Hampton Inn and Homewood Suites hotel brands, will be transferred to a new entity, named Promus Hotel Corporation (PHC), the stock of which is to be distributed to Promus' stockholders on a one-for-two basis (the PHC Spin-off). As a result of this announcement, Promus' historical financial statements reflect the hotel business as discontinued operations (see Note 2). The PHC Spin-off is subject to a number of conditions, including regulatory, bondholder, bank lender and other third party approvals, receipt of an opinion from outside legal counsel regarding the tax-free status of the transaction, market conditions, final approval of the Board of Directors and stockholder approval.

    The consolidated condensed financial statements include the accounts of Promus and its subsidiaries after elimination of all significant intercompany accounts and transactions. Investments in 50% or less owned companies and joint ventures over which Promus has the ability to exercise significant influence are accounted for using the equity method. Promus reflects its share of income before interest expense of these nonconsolidated affiliates in revenues. Promus' proportionate share of interest expense of such nonconsolidated affiliates is included in interest expense, net, from nonconsolidated affiliates. (See Note 9.)

    Certain amounts for the first quarter ended March 31, 1994, have been reclassified to conform with the presentation for the first quarter ended March 31, 1995.


Note 2 - Discontinued Operations
- --------------------------------
    As discussed in Note 1, on January 30, 1995, Promus announced a planned spin-off of its hotel operations. Accordingly, the financial position, results of operations and cash flows of Promus' hotel business have been reported as discontinued operations for all periods presented in the consolidated condensed financial statements. Summarized financial information of the discontinued operations is presented in the following tables:

                     THE PROMUS COMPANIES INCORPORATED
    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               MARCH 31, 1995
                                (UNAUDITED)

Note 2 - Discontinued Operations (Continued)
- -------------------------------------------
    Net assets of discontinued hotel operations:
                                                      March 31,    Dec. 31,
                                                          1995        1994

Current assets                                       $  31,375   $  25,565
Current liabilities                                    (32,870)    (34,461)
                                                     ---------   ---------
  Net current liabilities                               (1,495)     (8,896)
Land, buildings and equipment, net                     346,507     322,140
Other assets                                            79,948      72,860
Long-term debt, including allocated debt
  (Note 8)                                            (211,458)   (189,943)
Other liabilities and deferred taxes                   (53,170)    (53,153)
                                                     ---------   ---------
    Net assets of discontinued hotel
      operations                                     $ 160,332   $ 143,008
                                                     =========   =========
    Earnings from discontinued hotel operations:
                                                      First Quarter Ended
                                                      March 31,   March 31,
                                                          1995        1994

Revenues                                             $  63,218   $  55,555
Costs and expenses                                     (38,275)    (35,815)
                                                     ---------   ---------
Operating income                                        24,943      19,740

Interest expense                                        (8,407)     (7,700)
Other expense                                               51          27
                                                     ---------   ---------
Income before income taxes                              16,587      12,067

Provision for income taxes                              (6,983)     (5,936)
                                                     ---------   ---------
Earnings from discontinued hotel operations          $   9,604   $   6,131
                                                     =========   =========

    In addition to the earnings of its discontinued hotel operations, Promus' first quarter 1995 operating results also include a charge of $15.2 million, net of tax, to accrue the estimated expenses of the PHC Spin-off transaction.

    In anticipation of the PHC Spin-off, Embassy Suites, Inc. (Embassy), a wholly-owned subsidiary of Promus is negotiating a new $350 million bank facility (Hotel Facility), to be secured by the stock of PHC's material subsidiaries. Immediately prior to the PHC spin-off, Embassy will draw approximately $210 million on the Hotel Facility and retire a portion of Promus' existing corporate debt. Upon consummation of the PHC Spin-off, the Hotel Facility will be assumed by PHC, and Embassy will be released from liability. In addition, it is expected that PHC will assume two of Promus' existing interest rate swaps, with a total notional amount of $100 million, converting that amount of variable rate debt which will be outstanding under the Hotel Facility to a fixed rate.

                       THE PROMUS COMPANIES INCORPORATED
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               MARCH 31, 1995
                                (UNAUDITED)

Note 2 - Discontinued Operations (Continued)
- -------------------------------------------
    Promus' corporate debt is not specifically related to either its casino entertainment or hotel segment. However, corporate debt service requirements have been met using cash flows provided by both segments. Therefore, in anticipation of the PHC Spin-off, a portion of Promus' corporate debt balance, unamortized deferred finance charges and interest expense has been allocated to discontinued hotel operations for the periods presented based on the percentage of Promus' existing corporate debt expected to be retired using proceeds from the Hotel Facility. The corporate debt allocated to discontinued hotel operations of $209.3 million and $187.8 million at March 31, 1995 and December 31, 1994, respectively, together with debt specifically related to PHC of $3.2 million and $3.3 million at March 31, 1995, and December 31, 1994, respectively, are included in net assets of discontinued hotel operations in the accompanying Consolidated Condensed Balance Sheets. In addition, unamortized deferred finance charges of $3.2 million at March 31, 1995 and December 31, 1994, and interest expense of $5.0 million and $4.6 million for the first quarter ended March 31, 1995 and 1994, respectively, have been allocated to discontinued hotel operations.

    In connection with its hotel business, Promus manages certain hotels for others under agreements that provide for payments/loans to the hotel owners if stipulated levels of financial performance are not maintained.
In addition, Promus is liable under certain lease agreements where it has assigned the direct obligation to third party interests. Promus believes the likelihood is remote that material payments will be required under these agreements. Promus' estimated maximum exposure under such agreements is currently less than $37 million over the next 30 years. It is expected that PHC will assume these commitments upon consummation of the PHC Spin-off, at which time Promus will be released from any obligation.

   As part of the planned public offering of common stock of a real estate investment trust (REIT) which is a franchisee, Embassy has committed to invest up to $25 million in a partnership owned by the REIT. Upon completion of the PHC Spin-off, this commitment will be assigned to PHC.

                      THE PROMUS COMPANIES INCORPORATED
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               MARCH 31, 1995
                                (UNAUDITED)

Note 3 - Change in Accounting Policy
- ------------------------------------
    On October 3, 1994, Promus changed its accounting policy effective January 1, 1994, relating to preopening costs to capitalize such costs as incurred prior to opening and to expense them upon opening of each project. Previously, Promus had capitalized preopening costs and amortized them to expense over 36 months from the date of opening. As a result of this change, operating results for the first quarter ended March 31, 1994, reflect the cumulative charge against earnings, net of income taxes, of $7.9 million, or $0.08 per share, to write off the unamortized preopening costs balances related to projects opened in prior years.

Note 4 - Long-Term Debt
- -----------------------
    During second quarter 1995, Promus announced its intention to redeem the approximately $18.1 million principal amount outstanding of the 11% Subordinated Debentures due 1999 of Embassy. The cost of this redemption is not material.

    Promus is negotiating amendments to the current bank facility in connection with the PHC Spin-off which include, among other things, an adjustment in its borrowing capacity and modifications to certain financial covenants.


Interest Rate Agreements
- ------------------------
     To manage the relative mix of its debt between fixed and variable rate instruments, Promus enters into interest rate swap agreements to modify the interest characteristics of its outstanding debt without an exchange of the underlying principal amount. As of March 31, 1995 and 1994, Promus was a party to the following interest rate swap agreements pursuant to which it pays a variable interest rate in exchange for receiving a fixed interest rate. The average variable rate paid by Promus was 6.4% and 3.4% at March 31, 1995 and 1994, respectively, and the average fixed interest rate received was 5.9% at both dates. The impact of these interest rate swap agreements on the effective interest rates of the associated debt was as follows:


                             Effective         Next Semi-
                 Swap         Rate at          Annual Rate
Associated       Rate         March 31,        Adjustment
Debt            (LIBOR+)   1995    1994        Date           Swap Maturity
- -------------   --------  -----    ----        -----------    -------------
10 7/8% Notes
  $200 million   4.73%    10.68%   8.14%       April 15       October 1997
8 3/4% Notes
  $50 million    3.42%     9.58%   6.93%       May 15         May 1998
  $50 million    3.22%    10.01%   8.69%       July 15        July 1998


    In accordance with the terms of the interest rate swap agreements, the effective interest rate on the $200 million 10 7/8% Notes was adjusted on April 15, 1995, to 11.26%.

                      THE PROMUS COMPANIES INCORPORATED
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               MARCH 31, 1995
                                (UNAUDITED)

Note 4 - Long-Term Debt (Continued)
- ----------------------------------
    Promus also maintains interest rate protection, in the form of a rate collar transaction entered into in June 1990, on $140 million of its variable rate bank debt. The interest rate protection, which at March 31, 1995, held Promus' interest rate in a range between 8.7% and 11.9%, expires in June 1995 and is not expected to be renewed.

    During first quarter 1995, Promus entered into six additional interest rate swap agreements to effectively convert a total of $300 million in variable rate debt to a fixed rate. Pursuant to the terms of these swaps, Promus will receive variable payments tied to LIBOR in exchange for Promus' payments at a fixed interest rate. The fixed rates to be paid by Promus are summarized in the following table:

                                              Effective Rate
                              Swap Rate   on Associated Debt           Swap
Associated Debt            Paid (Fixed)    at March 31, 1995       Maturity
- ----------------------     ------------   ------------------      ---------
Revolving Credit
  Facility (Eurodollar
  plus 7/8%)
    $50 million                  7.915%               8.790%      January 1998
    $50 million                  7.914%               8.789%      January 1998
    $50 million                  7.910%               8.785%      January 1998
    $50 million                  7.863%               8.738%      July 1997
    $50 million                  6.990%               7.865%      March 2000
    $50 million                  6.985%               7.860%      March 2000

    Subsequent to March 31, 1995, Promus entered into an additional interest rate swap agreement to convert $50 million in variable rate debt to a fixed rate. Under the swap agreement, which matures in May 2000, Promus pays an effective fixed rate of 7.401% and receives a variable rate which is currently 6.125%.

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

    As a component of a transaction whereby Promus effectively secured an option to a site for a potential casino, Promus has guaranteed a third party's $25 million variable rate bank loan. Promus also has entered into an interest rate swap agreement in which Promus receives a fixed interest rate of 7% from the third party and pays the variable interest rate of the subject debt, which on January 30, 1995, was adjusted to LIBOR plus 1.0%. The negative value of the swap, which is marked to market by Promus, was approximately $0.4 million at March 31, 1995. Adjustments to the swap's market value are included in interest expense in the Consolidated Statements of Income. Promus' guarantee and the swap agreement expire December 1, 1996, and are also subject to

                     THE PROMUS COMPANIES INCORPORATED
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               MARCH 31, 1995
                                (UNAUDITED)

Note 4 - Long-Term Debt (Continued)
- ----------------------------------
earlier termination upon the occurrence of certain events. As with the other interest rate swap agreements entered into by Promus, this agreement contains an element of risk that the counterparty may be unable to meet the terms of the agreement. Promus has minimized such exposure by obtaining a security interest in certain assets of the third party.


Note 5 - Stockholders' Equity
- -----------------------------
    In addition to its common stock, Promus has the following classes of stock authorized but unissued:

  Preferred stock, $100 par value, 150,000 shares authorized
  Special stock, 5,000,000 shares authorized -
    Series B, $1.125 par value


Note 6 - Supplemental Disclosure of Cash Paid for Interest and Taxes
- --------------------------------------------------------------------
    The following table reconciles Promus' interest expense, net of interest capitalized, per the consolidated condensed statements of income, to cash paid for interest:
                                                          First Quarter Ended
                                                       March 31,     March 31,
(In thousands)                                             1995          1994

Interest expense, net of amount capitalized             $18,328       $18,037
Adjustments to reconcile to cash paid for
  interest
    Net change in accruals                               11,289        (3,932)
    Amortization of deferred finance charges               (728)         (647)
    Net amortization of discounts and premiums              (25)          (43)
                                                        -------       -------
Cash paid for interest, net of amount
  capitalized                                           $28,864       $13,415
                                                        =======       =======
Cash payments for income taxes, net of refunds          $13,220        $4,454
                                                        =======       =======


Note 7 - Commitments and Contingent Liabilities
- -----------------------------------------------
    Contractual Commitments
    -----------------------
    Promus is pursuing many casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties, guarantees by Promus of third party debt and development completion guarantees. As of March 31, 1995, Promus has guaranteed third party loans and leases of $98 million, which are secured by certain assets, and has other contractual commitments, of $30 million, excluding amounts previously recorded.

    See Note 9 for discussion of the completion guarantee provided to Harrah's Jazz Company by Promus related to development of the New Orleans casino.

                     THE PROMUS COMPANIES INCORPORATED
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               MARCH 31, 1995
                                (UNAUDITED)

Note 7 - Commitments and Contingent Liabilities (Continued)
- ----------------------------------------------------------
    Guarantee of Insurance Contract
    -------------------------------
    Promus has guaranteed the value of a guaranteed investment contract with an insurance company held by Promus' defined contribution savings plan. Promus has also agreed to provide non-interest-bearing loans to the plan to fund, on an interim basis, withdrawals from this contract by retired or terminated employees. Promus' maximum exposure on this guarantee as of March 31, 1995, is approximately $7.8 million.

    Self-Insurance
    --------------
    Promus is self-insured for various levels of general liability, workers' compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known and anticipated claims, as well as accruals of actuarial estimates of incurred but not reported claims.

    Severance Agreements
    --------------------
    Promus has severance agreements with eleven of its senior executives which provide for payments to the executives in the event of their termination after a change in control, as defined, of Promus. These agreements provide, among other things, for a compensation payment equal to
2.99 times the average annual compensation paid to the executive for the five preceding calendar years, as well as for accelerated payment or accelerated vesting of any compensation or awards payable to the executive under any of Promus' incentive plans. The estimated amount, computed as of March 31, 1995, that would have been payable under the agreements to these executives based on earnings and stock options aggregated approximately $35.2 million.

    Tax Sharing Agreements
    ----------------------
    Under the terms of the Settlement between Promus and Bass PLC (Bass) (see Note 8), the Tax Sharing Agreement entered in connection with the February 7, 1990, spin-off (the Spin-off) of the stock of Promus to stockholders of Holiday Corporation has been terminated. Under the Tax Sharing Agreement, Promus was liable, with certain exceptions, for taxes of Holiday and its subsidiaries for all pre-1990 Spin-off tax periods. Bass was obligated under the same agreement to pay Promus the amount of any tax benefits realized by Holiday as a result of adjustments to pre-1990 Spin-off tax periods of Holiday and its subsidiaries. Under the provisions of the Settlement, Promus will remain obligated for certain tax issues related to Promus and its subsidiaries for the pre-1990 Spin-off tax periods and certain other items related to the final resolution of disputed issues from the Internal Revenue Service (IRS) examination of income tax returns for 1987 through the 1990 Spin-off date. A protest defending the taxpayers' position on all disputed issues for these periods was filed with the IRS during third quarter 1993 and negotiations to resolve these issues continue. Final resolution of the disputed issues is not expected to have a material adverse effect on Promus' consolidated financial position or its results of operations.

                     THE PROMUS COMPANIES INCORPORATED
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               MARCH 31, 1995
                                (UNAUDITED)

Note 8 - Litigation
- -------------------
    In March 1995, Promus entered into a settlement agreement (the Settlement) with Bass of all claims related to the Merger Agreement and Tax Sharing Agreement arising from the 1990 Spin-off of Promus and acquisition of the Holiday Inn hotel business by Bass. As a result of the Settlement, a charge of $49.2 million was recorded in fourth quarter 1994's operating results to accrue the estimated cost of the Settlement, the related legal fees and other associated expenses. Operating results for first quarter 1994 include $0.6 million of legal fees and other expenses incurred related to Promus' defense of this litigation. The provision for settlement of litigation and related costs is not expected to be deductible for federal income tax purposes.

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




                                    13-

                     THE PROMUS COMPANIES INCORPORATED
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               MARCH 31, 1995
                                (UNAUDITED)

Note 9 - Nonconsolidated Affiliates
- -----------------------------------
Harrah's Jazz Company
- ---------------------
    A Promus subsidiary owns an approximate 53% equity interest in Harrah's Jazz Company (Harrah's Jazz), the partnership developing the sole land-based casino permitted by law to operate in Orleans Parish, Louisiana. One of Promus' partners in Harrah's Jazz has an option to purchase an additional equity interest of approximately 14.6% from Promus for $33.3 million at any time until 120 days after opening of the temporary casino. Due to the existence of this option and its likelihood of being exercised, Promus' ownership of a majority interest in Harrah's Jazz is expected to be temporary and voting control of the partnership in any event continues to be shared equally by each partner during the option period.
As a result, Harrah's Jazz is not consolidated into Promus' financial statements.

    Summarized balance sheet and income statement information for Harrah's Jazz, which Promus accounted for using the equity method, as of March 31, 1995 and December 31, 1994, and for the first quarter ended March 31, 1995 and 1994 were as follows:
                                                 March 31,     Dec. 31,
                                                     1995         1994

Summarized Balance Sheet Information
  Current assets                                 $411,213     $454,295
  Land, buildings and equipment, net              123,587       69,608
  Other assets                                    140,964      141,488
                                                 --------     --------
    Total assets                                  675,764      665,391
                                                 --------     --------
  Current liabilities                              52,208       23,894
  Long-term debt                                  510,000      510,000
                                                 --------     --------
    Total liabilities                             562,208      533,894
                                                 --------     --------
      Net assets                                 $113,556     $131,497
                                                 ========     ========

                                                  First Quarter Ended
                                                 March 31,    March 31,
                                                     1995         1994

Summarized Statements of Operations
  Revenues                                       $      -     $      -
                                                 ========     ========
  Operating loss                                 $ (8,193)    $ (6,519)
                                                 ========     ========
  Net loss                                       $(17,941)    $ (6,734)
                                                 ========     ========

                     THE PROMUS COMPANIES INCORPORATED
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               MARCH 31, 1995
                                (UNAUDITED)

Note 9 - Nonconsolidated Affiliates (Continued)
- ----------------------------------------------
     The current estimated cost of the project is $816 million, of which approximately $336 million had been incurred as of March 31, 1995, and is being financed through a combination of partner capital contributions, public debt securities, bank debt and operating cash flow from the temporary casino being operated by Harrah's Jazz during construction of the permanent casino. If the funds available from these sources are insufficient to meet the costs of developing, constructing and opening the temporary and permanent casinos, Promus has agreed to loan Harrah's Jazz the funds necessary to complete the project, subject to certain important conditions and exceptions, in exchange for a $12.2 million fee to be paid by Harrah's Jazz.

Other
- -----
    Condensed financial information relating to a foreign casino property currently under development and a restaurant subsidiary has not been presented since their operating results and financial position are not material to Promus either individually or in the aggregate.

    Promus' share of nonconsolidated affiliates' combined net operating results are reflected in the accompanying consolidated condensed statements of income as follows:

                                                          First Quarter Ended
                                                       March 31,     March 31,
(In thousands)                                             1995          1994

Pre-interest operating loss (included in
  Revenues-other)                                      $ (2,803)     $ (3,226)
                                                       ========      ========
Interest expense (included in Interest
  expense from nonconsolidated affiliates)             $ (3,736)     $      -
                                                       ========      ========

                                                       March 31,      Dec. 31,
(In thousands)                                             1995          1994

Promus' investments in and advances to
  nonconsolidated affiliates
    At equity
      Harrah's Jazz                                    $ 65,769      $ 74,385
      Other                                              21,079        18,320
    At cost                                              24,651        24,227
                                                       --------      --------
                                                       $111,499      $116,932
                                                       ========      ========

                     THE PROMUS COMPANIES INCORPORATED
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               MARCH 31, 1995
                                (UNAUDITED)

Note 10 - Summarized Financial Information
- ------------------------------------------
    Embassy is a wholly-owned subsidiary and the principal asset of Promus. Summarized financial information of Embassy as of March 31, 1995 and December 31, 1994, and for the first quarter ended March 31, 1995 and 1994, prepared on the same basis as Promus, was as follows:

                                                       March 31,      Dec. 31,
(In thousands)                                             1995          1994

Current assets                                       $  162,927    $  171,445
Land, buildings, riverboats and
  equipment, net                                      1,131,480     1,129,841
Net assets of discontinued hotel operations             160,332       143,008
Other assets                                            285,297       293,015
                                                     ----------    ----------
                                                      1,740,036     1,737,309
                                                     ----------    ----------
Current liabilities                                     212,049       280,295
Long-term debt                                          758,150       727,492
Other liabilities                                        83,295        74,043
Minority interest                                        20,003        18,267
                                                     ----------    ----------
                                                      1,073,497     1,100,097
                                                     ----------    ----------
    Net assets                                       $  666,539    $  637,212
                                                     ==========    ==========

                                                          First Quarter Ended
                                                       March 31,     March 31,
(In thousands)                                             1995          1994

Revenues                                               $356,197      $289,630
                                                       ========      ========
Operating income                                       $ 77,247      $ 65,223
                                                       ========      ========
Income from continuing operations                      $ 28,334      $ 20,975
                                                       ========      ========
Net income                                             $ 22,740      $ 19,174
                                                       ========      ========

    The agreements governing the terms of Promus' debt contain certain covenants which, among other things, place limitations on Embassy's ability to pay dividends and make other restricted payments, as defined, to Promus. The amount of Embassy's restricted net assets, as defined, computed in accordance with the most restrictive of these covenants regarding restricted payments, was approximately $657.6 million at March 31, 1995.

           Item 2.  Management's Discussion and Analysis
           ---------------------------------------------
          of Financial Condition and Results of Operations
          ------------------------------------------------


     Since its creation on February 7, 1990, The Promus Companies Incorporated (Promus) has been a leader in the hospitality industry, operating four major brands: Harrah's, one of the premier names in the casino entertainment industry, and Embassy Suites, Hampton Inn and Homewood Suites, each leading hotel brands. On January 30, 1995, Promus announced a planned spin-off, expected to be completed by the end of second quarter 1995, that will split the Company into two independent public corporations, one for conducting its casino entertainment business and one for conducting its hotel business. Promus, which will be renamed Harrah's Entertainment, Inc., will retain ownership of the casino entertainment business. Promus' hotel operations will be transferred to a new entity, to be named Promus Hotel Corporation (PHC), the stock of which is to be distributed to Promus' stockholders on a one-for-two basis (the PHC Spin-off).

     As a result of this announcement, Promus' historical financial statements reflect the hotel business as discontinued operations. The PHC Spin-off is subject to a number of conditions, including regulatory, bondholder, bank lender and other third-party consents, receipt of an opinion from outside legal counsel regarding the tax-free status of the transaction, market conditions, final approval of the Board of Directors and stockholder approval.


RESULTS OF CONTINUING OPERATIONS
- --------------------------------

Overall
- -------
                                First Quarter         Percentage
(in millions, except          ----------------        Increase
earnings per share)              1995     1994       (Decrease)
                              -------  -------       -----------
Revenues                      $ 356.5  $ 290.2        22.9%
Operating income                 72.4     62.0        16.8%
Income from continuing
  operations                     28.7     22.1        29.9%
Net income                       23.1     20.2        14.4%
Earnings per share
  Continuing operations          0.28     0.22        27.3%
  Net income                     0.22     0.20        10.0%
Operating margin                 20.3%    21.4%       (1.1)pts

     Promus' first quarter 1995 operating results include the combined results of its ownership and/or management of 15 casino entertainment properties located in Arizona, Colorado, Illinois, Louisiana, Mississippi, Missouri, Nevada and New Jersey. Most of first quarter 1995's growth occurred within the Riverboat Casino Entertainment Division as a result of an increase in the number of operating riverboat casinos during first quarter 1995 versus the comparable prior year period. First quarter 1995 also includes management fees from Harrah's Phoenix Ak-Chin, Promus' first managed Indian gaming operation, which opened on December 27, 1994. This increase in the number of owned and managed casinos resulted in record revenues and operating income for first quarter 1995.

     The increases in operating income provided by the new casino properties were partially offset by lower operating income at Promus' Mississippi and Northern Nevada properties. The Mississippi properties experienced lower gaming volume as the amount of competition has increased over the past twelve months. Northern Nevada experienced unfavorable weather conditions through much of first quarter 1995.

     Income from continuing operations for first quarter 1995 also increased as a result of the additional casino entertainment projects now open. Income from discontinued hotel operations for first quarter 1995 increased over first quarter 1994 due to system growth and improved operating efficiencies. Net income for first quarter 1995 increased 14% over first quarter 1994, despite the inclusion of higher one-time charges. First quarter 1995's financial results include a $15.2 million charge, net
of tax, for estimated costs associated with the PHC Spin-off.   1994's
first quarter included a charge of $7.9 million, net of tax, representing the cumulative effect of a change in Promus' accounting policy for preopening costs.

     Promus' overall operating margin declined 1.1 percentage points for first quarter 1995 compared with the prior year period primarily due to the combination of increased competition in Mississippi markets and unfavorable weather conditions in Northern Nevada.

     The following table summarizes operating profit before preopening costs and corporate expense for the twelve month periods ended March 31, 1995, 1994 and 1993 in millions of dollars and as a percent of the total for each of Promus' casino entertainment divisions:

                             Operating Profit Contribution
                                 for the Twelve Months
                                    Ended March 31,
                      --------------------------------------------
                      In Millions of Dollars    Percent of Total
                      ----------------------  --------------------
                        1995   1994   1993     1995   1994   1993
                        ----   ----   ----     ----   ----   ----

  Riverboat             $136   $ 60   $  -       42%    23%     -
  Atlantic City           80     68     63       24     26     34
  Southern Nevada         74     79     69       23     30     36
  Northern Nevada         70     79     69       21     30     36
  Indian Gaming            2      -      -        1      -      -
  New Orleans             (8)    (3)     -       (2)    (1)     -
  Development costs      (22)   (12)    (7)      (7)    (5)    (3)
  Other                   (7)    (7)    (6)      (2)    (3)    (3)
                        ----   ----   ----      ---    ---    ---
    Total Promus        $325   $264   $188      100%   100%   100%
                        ====   ====   ====      ===    ===    ===


    Riverboat Division
    ------------------

                       First Quarter         Percentage
                     -----------------       Increase/
(in millions)            1995     1994      (Decrease)
                     --------  -------      -----------
Revenues             $  137.8  $  83.1         65.8%
Operating income         40.9     31.5         29.8%
Operating margin         29.7%    37.9%        (8.2)pts
Gaming volume        $1,736.5  $ 790.5        119.7%


    Revenues and operating income for first quarter 1995 increased over first quarter 1994 primarily due to growth in the number of operating casinos. As of the end of first quarter 1995, the Riverboat Division included the operations of six riverboat casinos, as compared to four in operation at the end of first quarter 1994.

    First quarter 1995's overall operating margin for the Riverboat Division declined from first quarter 1994, reflecting primarily decreased operating margins at Promus' Mississippi casinos due to increasingly intense competition in those markets. Although revenues and operating income for first quarter 1995 at the Mississippi properties decreased as a result of the increased competition, cost management initiatives have allowed the properties to maintain profitability as these markets mature. Operating margins at the Mississippi properties, however, are not expected to return to the levels achieved during the period of limited competition. The overall operating margin for the Riverboat Division remains higher than margins for other divisions due to the operational differences between a riverboat facility and conventional land-based properties.


    Southern Nevada Division
    ------------------------

                       First Quarter        Percentage
                     -----------------      Increase/
(in millions)          1995       1994     (Decrease)
                     ------     ------     -----------
Revenues             $ 72.3     $ 71.4         1.3%
Operating income       18.0       18.3        (1.6)
Operating margin       24.9%      25.6%       (0.7)pts
Gaming volume        $726.9     $754.9        (3.7)%


     Gaming volume for this Division decreased in first quarter 1995 from first quarter 1994 levels. Harrah's Las Vegas had gaming revenues slightly higher than the prior year as a result of a 5.7% increase in slot revenue, while increased table game volume was offset by a lower win percentage. Higher nongaming revenues, particularly lodging, contributed to record revenues and operating income in first quarter 1995. The higher overall Las Vegas revenue was offset by lower Laughlin revenues and operating income as this market continues to be affected by regional competition, especially from the Las Vegas market.


    Northern Nevada Division
    ------------------------

                     First Quarter       Percentage
                    ---------------      Increase/
(in millions)         1995     1994     (Decrease)
                    ------   ------     -----------
Revenues            $ 65.0   $ 70.3      (7.5)%
Operating income       7.6     13.1     (42.0)%
Operating margin      11.7%    18.6%     (6.9)pts
Gaming volume       $774.3   $808.6      (4.2)%

     Snowstorms in Northern Nevada and heavy rainfall in key California feeder markets during January and March 1995 resulted in lower guestcounts, lower gaming volume, revenues and operating income for first quarter 1995 compared with first quarter 1994. During February 1995, the only month in the quarter with favorable weather conditions, operating income for the Division increased 42% over the prior year.



    Atlantic City
    -------------

                       First Quarter       Percentage
                     ----------------      Increase/
(in millions)          1995      1994     (Decrease)
                     ------    ------     -----------
Revenues             $ 77.3    $ 65.8       17.5%
Operating income       15.8      10.4       51.9%
Operating margin       20.4%     15.8%       4.6pts
Gaming volume        $809.0    $684.6       18.2%


     Atlantic City's revenue increased in first quarter 1995 as a result of slot volume growth. This increased volume can be attributed to unseasonably mild weather experienced during first quarter 1995, highly focused marketing efforts and a casino renovation completed since first quarter 1994. Cost management initiatives successfully reduced first quarter 1995 incremental operating expenses, resulting in operating margin improvement.


    Harrah's New Orleans
    --------------------

    Revenues and operating income for first quarter 1995 and 1994 include losses of $2.9 million and $3.2 million, respectively, representing Promus' pro-rata share of preoperating losses incurred by the partnership developing Harrah's New Orleans. (See Capital Spending and Development section for further discussion of the current status of this development project.)

Other Factors Affecting Income Per Share
- ----------------------------------------

                                    First Quarter     Percentage
(Income)/Expense                    --------------    Increase/
(in millions)                        1995     1994   (Decrease)
                                    -----    -----   -----------
Corporate expense                   $ 5.4    $ 4.9      10.2%
Interest expense                     22.1     18.0      22.8%
Provision for settlement of
  litigation and related costs          -      0.6       N/M
Other income                         (2.0)    (0.4)      N/M
Effective tax rate                   41.5%    44.6%     (3.1)pts
Minority interests                  $ 3.3    $ 4.7     (29.8)%
Discontinued operations
  Earnings from hotel operations,
    net of income taxes              (9.6)    (6.6)     45.5%
  Spin-off transaction expenses,
    net of income taxes             (15.2)       -       N/M
Cumulative effect of change
  in accounting policy,
  net of income taxes                   -      7.9       N/M


     Corporate expense in first quarter 1995 increased from the first quarter 1994 level, due primarily to the inclusion in first quarter 1994 of reimbursement of certain expenses. Interest expense increased in first quarter 1995 over first quarter 1994 primarily as a result of the inclusion of Promus' share of Harrah's New Orleans interest expense.

     The provision for settlement of litigation and related costs included legal fees and other expenses incurred during first quarter 1994 related to Promus' defense of litigation associated with the 1990 Spin-off of Promus and the acquisition of the Holiday Inn business by Bass PLC. A settlement agreement was reached in March 1995 and accrued in fourth quarter 1994. Payment under the settlement agreement was made using funds provided by Promus' revolving credit facility and by operations. Other income increased in first quarter 1995 over first quarter 1994 as a result of a gain on the sale of certain non-operating property.

     The effective tax rates for first quarter 1995 and 1994 are higher than the federal statutory rate primarily due to state income taxes. Minority interests reflect joint venture partners' shares of income at joint venture riverboat casinos.

     As previously discussed, on January 30, 1995, Promus announced its plans to split the Company into two independent public corporations. Accordingly, the operating results of Promus' hotel business are segregated and reported as discontinued operations in the accompanying consolidated financial statements (see further discussion below). The prior year consolidated statements have been restated to conform to the 1995 presentation.

     First quarter 1995 also includes a charge of $15.2 million, net of tax, to accrue the estimated expenses of the PHC Spin-off transaction. This amount represented management's best estimate of the transaction expenses, including estimated fees to be paid to third parties to consent to the transaction. Actual transaction expenses may increase prior to the consummation of the transaction, and any increases may be material to Promus' results of operations in the quarter in which such expenses are charged. It is anticipated that any additional transaction expenses will be charged against earnings in second quarter 1995.

     Effective January 1, 1994, Promus changed its accounting policy related to preopening costs to capitalize such costs as incurred prior to opening and to expense them upon opening of each project. Previously, Promus had capitalized such costs and amortized them to expense over 36 months from the date of opening. Operating results for first quarter 1994 reflect the cumulative charge against earnings, net of income taxes, of $7.9 million, or $0.08 per share, to write off the unamortized preopening costs balances related to projects opened in prior years (see Note 3 to the accompanying consolidated financial statements).

Discontinued Hotel Operations
- -----------------------------
                                    First Quarter
                                    -------------      Percentage
(in millions)                        1995    1994      Increase
                                    -----   -----      ----------

Revenues                            $63.2   $55.6        13.7%
Operating income                     24.9    19.7        26.4%
Interest expense                     (8.4)   (7.7)        9.1%
Provision for income taxes           (7.0)   (5.9)       18.6%
Net earnings of discontinued
  hotel operations                    9.6     6.1        57.4%
Operating Margin                     39.4%   35.4%        4.0pts
System-wide RevPAR/S
  Embassy Suites                    $75.88  $72.26        5.0%
  Hampton Inn                        37.97   35.14        8.1%
  Homewood Suites                    59.34   55.28        7.3%
Number of Hotels
  Company-owned
    Embassy Suites                       9       9
    Hampton Inn                         15      15
    Homewood Suites                      8       8
  Franchised, including
    managed properties
      Embassy Suites                   100      98
      Hampton Inn                      439     363
      Homewood Suites                   19      18


    Revenues increased in first quarter 1995 over the comparable prior year period as a result of improvement in revenue per available room/suite (RevPAR/S) at all three brands and increased franchise fees due to system growth. Operating income was further increased since these revenues are high-margin and as a result of lower operating expenses at company-owned hotels. Interest expense for both quarters includes an allocation of Promus' corporate interest expense and has increased due to higher hotel debt levels, primarily to purchase a new PHC office building, and higher interest rates on variable rate debt.

    In connection with the proposed PHC Spin-off, Promus is negotiating a new $350 million bank facility (the PHC Facility) to be secured by the stock of PHC's material subsidiaries and to be assumed by PHC upon the Spin-off. Prior to the PHC Spin-off, it is expected that approximately
$210 million will be drawn on the PHC Facility and used to retire a portion of Promus' existing outstanding debt. In addition, it is expected that PHC will assume two of Promus' existing interest rate swaps, with a notional amount of $100 million, converting that amount of variable rate debt which will be outstanding under the Hotel Facility to a fixed rate.

    Promus' corporate debt is not specifically related to either its casino entertainment or hotel segment. However, corporate debt service requirements have been met using cash flows provided by both segments. Therefore, in anticipation of the PHC Spin-off, a portion of Promus' corporate debt balance, unamortized deferred finance charges and interest expense has been allocated to discontinued hotel operations for the periods presented based on the percentage of Promus' existing corporate debt expected to be retired using proceeds from the Hotel Facility. The corporate debt allocated to discontinued hotel operations of $209.3 million and $187.8 million at March 31, 1995 and December 31, 1994, respectively, together with debt specifically related to PHC of $3.2 million and $3.3 million at March 31, 1995 and December 31, 1994, respectively, are included in net assets of discontinued hotel operations in the accompanying
Consolidated Condensed Balance Sheets. Unamortized deferred finance charges of $3.2 million at March 31, 1995 and December 31, 1994, and interest expense of $5.0 million and $4.6 million for the first quarter ended March 31, 1995 and 1994, respectively, have been allocated to discontinued hotel operations.


CAPITAL SPENDING AND DEVELOPMENT
- --------------------------------

     Promus continues to pursue development opportunities within the casino entertainment industry. These opportunities include traditional land-based casinos, riverboat casinos, Indian gaming projects and international casino projects.


     Harrah's New Orleans
     --------------------

     Harrah's Jazz Company (Harrah's Jazz), in which a Promus subsidiary is one of three partners, is currently developing the sole land-based casino permitted by law to operate in Orleans Parish, Louisiana. Harrah's Jazz has leased and refurbished the New Orleans Municipal Auditorium for use as a temporary casino. This temporary casino, which contains approximately 76,000 square feet of casino space, opened on May 1, 1995, and will operate until the permanent casino entertainment facility is open. Harrah's Jazz has also leased the site of the City's former Rivergate Convention Center, the legally mandated site of the permanent casino, and construction is currently underway on the 400,000 square foot facility (approximately 200,000 square feet of casino space). The permanent facility is expected to open during second quarter 1996, but the timing of completion remains subject to certain pending legal issues, including various litigation affecting the project.

     The current estimated project cost of $816 million, which includes both the temporary casino and permanent casino, is being financed through a combination of partner capital contributions, public debt securities, bank debt and operating cash flow from the temporary casino. Concurrent with closing of financing, Promus contributed a total of $90 million, including $33.3 million contributed on behalf of another partner. As a result of the Promus subsidiary's contribution on its partner's behalf, Promus currently holds an approximate 53% equity interest in the Partnership. The partner has the option to reacquire a 14.6% portion of the incremental ownership percentage from Promus by making capital contributions within 120 days of the opening of the temporary casino. Because Promus' ownership of this majority interest is expected to be temporary and voting control continues to be shared equally by each partner during the option period, Harrah's Jazz is not consolidated into Promus' financial statements. Upon full repayment of the capital contribution by Promus' partner, Promus' subsidiary's equity interest in the Partnership will be approximately 38.3%.

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


     Riverboat Casino Development
     ----------------------------

     In February 1995, the Shreveport Rose, which contained 19,500 square feet of casino space, was replaced by the Shreve Star, a riverboat casino with 30,000 square feet of casino space. This exchange resulted in approximately 27% more gaming positions at Harrah's Shreveport. The Shreveport Rose was moved from Shreveport to a dockyard in Louisiana, where it will be refurbished at a cost of approximately $5.5 million and will be available for use at another site. The costs associated with exchanging the riverboats and with maintaining the Shreveport Rose until it is returned to service are not material.

     In addition to the six riverboat casinos now operating, Promus previously announced a second riverboat casino project in the state of Missouri to be located in Maryland Heights, a suburb of St. Louis. Approximately $39 million had been incurred on the project as of the end of first quarter 1995, of which $11 million is expected to be paid during the remainder of 1995. In March 1995, Promus announced plans to form a joint venture with another casino entertainment company to jointly develop a riverboat casino entertainment complex in Maryland Heights. Each company will develop and operate its separately branded riverboat casino, and Promus and its partner will jointly develop the related shoreside facilities. Subject to the receipt of the necessary approvals, construction is expected to begin in third quarter 1995 and be completed in third quarter 1996.

     During March 1995, the Mississippi Gaming Commission approved the application of a minority partner in the Harrah's Tunica casino entertainment property. The partnership agreement, which was effective on March 30, 1995, is retroactive to the property's opening. In anticipation of the approval of this agreement, the minority partner's share of the property's income has been deferred as minority interest since operations began. As a result, the impact of the approval of this agreement on Promus' consolidated financial statements is not material.

     On May 11, 1995, Promus submitted the high bid through a public bankruptcy auction to acquire the former Southern Belle Casino in Tunica County, Mississippi, at a cost of $34.2 million. The purchase is subject to approval of the courts. Promus intends to open the new facility by first quarter 1996 after completion of a planned renovation of the property. Promus will continue to operate the current Harrah's Tunica Casino, while it also evaluates its long-term options for this facility.


    Indian Lands
    ------------

    Promus opened its first managed Indian gaming facility on Native American land on December 27, 1994. Harrah's Ak-Chin Phoenix is located on the Maricopa Indian Reservation approximately 25 miles south of Phoenix and 90 miles north of Tucson. The casino entertainment facility is owned by the Ak-Chin tribe and is managed by Promus for a fee under terms of a management contract with a five year term. Though Promus did not fund the development, it has guaranteed the tribe's borrowing for development costs of the casino entertainment facility up to $26.2 million. In conjunction with this guaranty, Promus has a first lien on the personal property (tangible and intangible) of the casino enterprise. The Ak-Chin tribe has also granted Promus a limited waiver of its sovereign immunity to allow Promus to pursue its rights under the contracts between the parties and to enforce collection efforts as to only the above-referred assets. Additionally, Sodak Gaming, Inc., has provided a guarantee to Promus for one-half of this financing.

     In April 1995, Promus received approval from the National Indian Gaming Commission for gaming management and development agreements between Harrah's and the Upper Skagit Indian Tribe. In May 1995, construction began on a planned $22.8 million casino entertainment facility approximately 70 miles north of Seattle, Washington. Though Promus will not fund the development, it anticipates guaranteeing the related bank financing.

     Promus has also previously announced agreements with certain other Indian tribes, which are in various stages of negotiation and are subject to various conditions, including approval from appropriate government agencies, prior to substantive financial involvement by Promus.

    International
    -------------

    Promus and its local partner continue construction of a casino in Auckland, New Zealand expected to contain approximately 55,000 square feet of casino space. Promus owns a 20% interest in the partnership and will manage the facility for a fee. Of Promus' total expected capital contribution of US$30.5 million, US$21.2 million had been contributed at March 31, 1995. Construction of the US$335 million project, to be financed through a combination of partner contributions and non-recourse debt, is expected to be completed and the facility to be in operation in first quarter 1996.


    Existing Casino Facilities
    --------------------------

    Promus continues construction of a $28.6 million company-owned hotel under a license agreement with Hampton Inn, on the site of Harrah's Reno. The 408-room, 26-story hotel is expected to begin operations in fourth quarter 1995. Although Promus is considering additions of casino square footage or hotel rooms at certain of its other existing casino entertainment properties, no major additions are currently underway. On-going refurbishment and maintenance of Promus' casino entertainment facilities continues to maintain the quality standards set for these properties.


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

    A number of these projects, if they go forward, may require, individually and in the aggregate, a significant capital commitment and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. Cash needed to finance projects currently under development as well as additional projects being pursued by Promus will be made available from operating cash flows, the Bank Facility (see Debt and Liquidity section), joint venture partners, specific project financing, guarantees by Promus of third party debt and, if necessary, Promus debt and/or equity offerings. Promus' capital spending during first quarter 1995 totalled
approximately $32 million.   Anticipated 1995 capital expenditures are
estimated at $175 million to $225 million, including the projects discussed in this Capital Spending and Development section as well as other projects, refurbishment of existing facilities and other projects.


DEBT AND LIQUIDITY
- ------------------

Bank Facility
- -------------

     Promus currently has in place a $650 million reducing revolving and letter of credit facility (the Facility). At March 31, 1995, $541.7 million in borrowings was outstanding under the Facility, with an additional
$24.4 million committed to back certain letters of credit. These facility commitments resulted in $83.9 million of the Facility being available to Promus as of March 31, 1995. In connection with the PHC Spin-off, Promus is currently negotiating amendments to the Facility which are expected to include, among other things, an adjustment in its borrowing capacity available under the Facility and modifications to certain financial covenants.


     The retirement of the 9% Notes in February 1995 resulted in a reduction of the letter of credit facility portion from $255 million to $50 million.


Interest Rate Agreements
- ------------------------

     To manage the relative mix of its debt between fixed and variable rate instruments, Promus enters into interest rate swap agreements to modify the interest characteristics of its outstanding debt without an exchange of the underlying principal amount. As of March 31, 1995, Promus was a party to the following interest rate swap agreements which effectively convert certain fixed rate debt to variable rates:


                           Effective         Next Semi-
                 Swap      Rate at           Annual Rate
Associated       Rate      March 31,         Adjustment
Debt            (LIBOR+)   1995              Date           Swap Maturity
- --------------   ------    ---------         -----------    -------------
10 7/8% Notes
  $200 million   4.73%       10.68%          April 15       October 1997
8 3/4% Notes
  $50 million    3.42%        9.58%          May 15         May 1998
  $50 million    3.22%       10.01%          July 15        July 1998

     In accordance with the terms of the interest rate swap agreements, the effective interest rate on $200 million of the 10 7/8% Notes was adjusted on April 15, 1995, to 11.26%.

     During first quarter 1995, Promus entered into six additional interest rate swap agreements to effectively convert a total of $300 million in
variable rate debt to a fixed rate.   All six swaps, which are summarized
in the following table, reset on a quarterly basis.

                                           Effective Rate
                          Swap Rate        on Associated         Swap
Associated Debt           Paid (Fixed)     Debt at Inception     Maturity
- -----------------------   -----------      -----------------     --------
Revolving Credit
  Facility
  (Eurodollar plus 7/8%)
    $50 million             7.915%               8.790%         January 1998
    $50 million             7.914%               8.789%         January 1998
    $50 million             7.910%               8.785%         January 1998
    $50 million             7.863%               8.738%         July 1997
    $50 million             6.990%               7.865%         March 2000
    $50 million             6.985%               7.860%         March 2000


     Subsequent to March 31, 1995, Promus entered into an additional interest rate swap agreement to convert $50 million in variable rate debt to a fixed rate. Under the swap agreement, which matures May 2000, Promus pays an effective fixed rate of 7.401% and receives a variable rate which is currently 6.125%.

     Promus also maintains interest rate protection, in the form of a rate collar transaction entered into in June 1990, on $140 million of its variable rate bank debt. The interest rate protection, which at March 31, 1995, held Promus' interest rate in a range between 8.7% and 11.9%, expires in June 1995 and is not expected to be renewed.

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

     As a component of a transaction whereby Promus effectively secured an option to a site for a potential casino, Promus has guaranteed a third party's $25 million variable rate bank loan. Promus also entered into an interest rate swap agreement in which Promus receives a fixed interest rate of 7% from the third party and pays the variable interest rate of the subject debt (LIBOR plus 1% at March 31, 1995) to the bank. The negative value of the swap, which is marked to market by Promus, was approximately $0.4 million at March 31, 1995. Adjustments to the swap's market value are included in interest expense in the consolidated statements of income. Promus' guarantee and the swap agreement expire December 1, 1996, and are also subject to earlier termination upon the occurrence of certain events.


Shelf Registration
- ------------------

    Promus, through its wholly-owned subsidiary Embassy Suites, Inc. (Embassy), has registered up to $200 million of new debt securities pursuant to a shelf registration declared effective by the Securities and Exchange Commission.
The terms and conditions of these debt securities, which will be unconditionally guaranteed by Promus, will be determined by market conditions at the time of issuance. The shelf registration expires in August 1995. In connection with the PHC Spin-off, the name of the Embassy legal entity will be changed to Harrah's Operating Company, Inc., which will remain a subsidiary of Harrah's Entertainment, Inc.

Other
- -----

    During second quarter 1995, Promus announced its intention to redeem the approximately $18.1 million principal amount outstanding of the 11% Subordinated Debentures due 1999 of Embassy. The cost of this redemption is not material.

    In connection with the PHC Spin-off, on April 25, 1995, Promus commenced soliciting consents of the holders of $400 million of public debt issued by its principal subsidiary, Embassy. On May 11, 1995, Promus announced that it was extending the consent solicitations to May 18, 1995, and it was modifying the terms of the consent solicitations to increase the amount offered to be paid to each consenting holder from $2.50 per $1,000 principal amount to $12.50 per $1,000 principal amount.

INCOME TAX MATTERS
- ------------------

    Under the terms of the Settlement between Promus and Bass PLC (Bass), the Tax Sharing Agreement entered into in connection with the February 7, 1990, spin-off (the 1990 Spin-off) of the stock of Promus to stockholders of Holiday Corporation has been terminated. Under the Tax Sharing Agreement, Promus was liable, with certain exceptions, for taxes of Holiday and its subsidiaries for all pre-1990 Spin-off tax periods. Bass was obligated under the same agreement to pay Promus the amount of any tax benefits realized from pre-1990 Spin-off tax periods of Holiday and its subsidiaries. Under the provisions of the Settlement, Promus remains obligated for certain tax issues related to Promus and its subsidiaries for the pre-Spin-off tax periods and certain other items related to the final resolution of disputed issues from the Internal Revenue Service (IRS) examination of income tax returns for 1987 through the 1990 Spin-off date. A protest defending the taxpayers' position on all disputed issues for these periods was filed with the IRS during third quarter 1993 and negotiations to resolve these issues continue. Final resolution of the disputed issues is not expected to have a material adverse effect on Promus' consolidated financial position or its results of operations.


EFFECTS OF CURRENT ECONOMIC AND POLITICAL CONDITIONS
- ----------------------------------------------------

    In recent years, the casino entertainment industry in the United States has experienced significant expansion in both existing markets and new jurisdictions. Though expansion is continuing within the industry, the pace of casino gaming approval within new jurisdictions in the United States has subsided and, as a result, future increases or decreases in gaming demand and legalization are difficult to predict. Three large properties opened in late 1993 in the Las Vegas market, and development has begun on several new projects and major expansions of existing properties in and around Las Vegas. Revenues in the Laughlin market continue to be impacted by the recently completed additions to competitive supply in and around Las Vegas and from Indian casinos in the region. In Reno, work continues on the development of a major new project which is expected to add substantial additional casino space and hotel rooms to that market during third quarter 1995.

     In addition, certain new jurisdictions have restrictions on entry into the market, either through limitations on number of licenses granted or required minimum initial capital investment, which serve to limit capacity as well as to limit competition within those jurisdictions. In other jurisdictions, such as Mississippi, there are no constraints on market entry, which has created over capacity in the market. In such markets, operating performance may suffer due to oversupply and as competing casinos engage in high cost marketing and promotional activities that increase costs for all market participants. The proliferation of casino gaming has also been furthered by the Indian Gaming Regulatory Act of 1988 which, as of April 24, 1995, had resulted in the approval of 131 compacts for the development of casinos on Native American lands in 23 states.

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

INTERCOMPANY DIVIDEND RESTRICTION
- ---------------------------------

    Agreements governing the terms of its debt require Promus to abide by covenants which, among other things, limit Embassy's ability to pay dividends and make other restricted payments, as defined, to Promus. The amount of Embassy's restricted net assets, as defined, computed in accordance with the most restrictive of these covenants regarding restricted payments, was approximately $657.6 million at March 31, 1995. Promus' principal asset is the stock of Embassy, a wholly-owned subsidiary. Embassy holds, directly and through subsidiaries, the principal assets of Promus' businesses. Given this ownership structure, these restrictions should not impair Promus' ability to conduct its business through its subsidiaries or to pursue its development plans.

                        PART II - OTHER INFORMATION
                        ---------------------------

                         Item 1.  Legal Proceedings
                         --------------------------


     Bass Public Limited Company, Bass International Holdings N.V., Bass (U.S.A.) Incorporated, Holiday Corporation and Holiday Inns, Inc. (collectively "Bass") v. The Promus Companies Incorporated ("Promus"). A complaint was filed in the United States District Court for the Southern District of New York against Promus on February 6, 1992, under Civil Action No. 92 Civ. 0969 (SWK). On March 17, 1995, the Company and Bass signed a settlement agreement (the "Settlement") that settled all claims and counterclaims in this litigation (including the resolution of certain tax issues). The Settlement was approved by the court on March 22, 1995. As a result of the Settlement, $53.4 million was charged against the Company's 1994 earnings, including $4.3 million for legal fees previously reported in corporate expense.

     Certain tax matters. In connection with the 1990 spin-off (the "1990 Spin-off") of Promus and acquisition of the Holiday Inn hotel business by Bass, Promus was liable, with certain exceptions, for taxes of Holiday Corporation and its subsidiaries for all pre-1990 Spin-off tax periods. Bass was obligated under the terms of a tax sharing agreement to pay Promus the amount of any tax benefits realized by Holiday Corporation as a result of adjustments to pre-1990 Spin-off tax periods of Holiday Corporation and its subsidiaries. All examinations for tax years prior to 1987 have been completed and any taxes and related interest regarding those years have been paid. A protest of all unagreed issues for the IRS examination of 1987 through the 1990 Spin-off date was filed with the IRS during the third quarter of 1993 and negotiations to resolve disputed issues continue.

     Under the terms of the Settlement, the tax sharing agreement has been terminated. Pursuant to the Settlement Agreement, and as a result of a payment by Promus thereunder, Bass has assumed exclusive liability for substantially all of the unagreed issues for the IRS examination of the 1987 through February 7, 1990 period. The remaining unagreed tax issues (which were not assumed by Bass pursuant to the Settlement Agreement) are expected to result in a refund to Promus of previously paid taxes or are expected to have no material adverse effect on Promus's consolidated financial position or its results of operations.

                 Item 6.  Exhibits and Reports on Form 8-K
         ----------------------------------------------------------


(a)  Exhibits

     *EX-3     Bylaws of The Promus Companies Incorporated, as amended
               April 5, 1995.

     *EX-11    Computation of per share earnings.

     *EX-27    Financial Data Schedule.


(b) No reports on Form 8-K were filed during the quarter ended March 31, 1995.


- ------------
*Filed herewith.

                                 Signature
                                 ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              THE PROMUS COMPANIES INCORPORATED


May 15, 1995             BY:  MICHAEL N. REGAN
                              ------------------------------
                              Michael N. Regan
                              Vice President and Controller
                              (Chief Accounting Officer)

                               Exhibit Index
                               -------------


Exhibit No.              Description                      Sequential Page
No.
- -----------              ------------                 ------------------

*EX-3          Bylaws of The Promus Companies                  38
               Incorporated, as amended April 5,
               1995.

*EX-11         Computation of per share earnings.              49

*EX-27         Financial Data Schedule.                        50


- ------------
*Filed herewith.