Form 10-Q
period 1995-06-30
HARRAHS ENTERTAINMENT INC
filed 1995-08-14
CIK 858339

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

          (Mark One)
          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                          OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                FROM                    TO                  .



          Commission File No. 1-10410

                             HARRAH'S ENTERTAINMENT, INC.
                (formerly known as The Promus Companies Incorporated) (Exact name of registrant as specified in its charter)


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

               At June 30, 1995, there were outstanding 102,531,830 shares of the Company's Common Stock.


                                     Page 1 of 708
                                Exhibit Index Page 43

                            PART I - FINANCIAL INFORMATION
                            ------------------------------
                             Item 1. Financial Statements
                             ----------------------------



               The accompanying unaudited Consolidated Condensed Financial Statements of Harrah's Entertainment, Inc. (Harrah's or the Company), a Delaware corporation, have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations.

                As discussed in Notes 1 and 2, on January 30, 1995, Harrah's, formerly The Promus Companies Incorporated (Promus), announced a planned spin-off (Spin-off), which was completed on June 30, 1995, that split the Company into two independent public corporations, one for conducting its casino entertainment business and one for conducting its hotel business. Harrah's retained ownership of the casino entertainment business. As a result of the Spin-off, the accompanying Consolidated Condensed Financial Statements reflect the hotel business as discontinued operations. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's 1994 Annual Report to Stockholders.

                                      HARRAH'S ENTERTAINMENT, INC.
                                  CONSOLIDATED CONDENSED BALANCE SHEETS
                                               (UNAUDITED)
                                                                              June 30,    Dec. 31,
                (In thousands, except share amounts)                             1995        1994
                ASSETS
                Current assets
                  Cash and cash equivalents                                $   73,057  $   84,968
                  Receivables, including notes receivable of
                    $97 And $528, less allowance for doubtful
                    accounts of $10,763 and $9,460                             35,360      33,051
                  Deferred income taxes                                        21,795      18,979
                  Supplies                                                     11,636      11,463
                  Prepayments and other                                        21,855      23,374
                                                                           ----------  ----------
                      Total current assets                                    163,703     171,835
                                                                           ----------  ----------
                Land, buildings, riverboats and equipment                   1,638,572   1,602,620
                Less: accumulated depreciation                               (502,934)   (472,779)
                                                                           ----------  ----------
                                                                            1,135,638   1,129,841
                Net assets of discontinued hotel operations
                  (Notes 1 and 2)                                                   -     143,008
                Investments in and advances to
                  nonconsolidated affiliates (Note 9)                          97,322     116,932
                Deferred costs and other                                      185,460     176,349
                                                                           ----------  ----------
                                                                           $1,582,123  $1,737,965
                                                                           ==========  ==========
                LIABILITIES AND STOCKHOLDERS' EQUITY
                Current liabilities
                  Accounts payable                                         $   39,423  $   54,621
                  Accrued litigation settlement and related
                    costs (Note 8)                                                674      72,101
                  Construction payables                                         4,274      10,879
                  Accrued expenses                                            157,239     156,446
                  Current portion of long-term debt                             1,736       1,036
                                                                           ----------  ----------
                      Total current liabilities                               203,346     295,083
                Long-term debt                                                730,068     727,493
                Deferred credits and other                                     70,344      66,735
                Deferred income taxes                                           1,359       7,138
                                                                           ----------  ----------
                                                                            1,005,117   1,096,449
                                                                           ----------  ----------
                Minority interests                                             19,682      18,079
                                                                           ----------  ----------
                Commitments and contingencies (Notes 7, 8 and 9)

                Stockholders' equity
                  Common stock, $0.10 par value,
                    authorized - 360,000,000 shares,
                    outstanding - 102,531,830 and 102,402,619
                    shares (net of 79,273 and 37,172 shares
                    held in treasury)                                          10,253      10,240
                  Capital surplus                                             361,496     350,196
                  Retained earnings                                           187,386     265,574
                  Deferred compensation related to
                    restricted stock                                           (1,8ll)     (2,573)
                                                                           ----------  ----------
                                                                              557,324     623,437
                                                                           ----------  ----------
                                                                           $1,582,123  $1,737,965
                                                                           ==========  ==========

                See accompanying Notes to Consolidated Condensed Financial Statements.

                                                               -3-


                                                    HARRAH'S ENTERTAINMENT, INC.
                                            CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                            (UNAUDITED)

                                                                  Second Quarter Ended           Six Months Ended
                (In thousands,                                   June 30,      June 30,     June 30,      June 30,
                 except per share amounts)                          1995          1994         1995          1994
                Revenues
                  Casino                                        $328,439      $283,474     $626,971      $526,484
                  Food and beverage                               45,391        39,873       87,276        76,288
                  Rooms                                           27,852        26,381       52,506        50,160
                  Management fees                                  3,834           187        6,811           445
                  Other                                           22,821        19,760       46,211        35,528
                  Less: casino promotional allowances            (39,000)      (30,870)     (73,957)      (59,868)
                                                                --------      --------     --------      --------
                      Total revenues                             389,337       338,805      745,818       629,037
                                                                --------      --------     --------      --------
                Operating expenses
                  Direct
                    Casino                                       150,566       115,775      295,116       228,409
                    Food and beverage                             23,804        23,483       42,746        41,807
                    Rooms                                          8,530         8,415       16,170        16,478
                  Depreciation of buildings,
                    riverboats and equipment                      19,768        17,188       38,017        33,060
                  Development costs                                4,409         3,436        8,657         7,060
                  Preopening costs                                     -         5,141            -         5,141
                  Other                                           89,701        81,764      174,750       146,549
                                                                --------      --------     --------      --------
                      Total operating expenses                   296,778       255,202      575,456       478,504
                                                                --------      --------     --------      --------

                Operating profit before corporate expense         92,559        83,603      170,362       150,533
                Corporate expense                                 (8,799)       (6,376)     (14,181)      (11,268)
                                                                --------      --------     --------      --------
                Operating income                                  83,760        77,227      156,181       139,265
                Interest expense, net of interest
                  capitalized                                    (18,667)      (19,514)     (36,995)      (37,551)
                Interest expense, net, from nonconsolidated
                  affiliates                                      (4,898)            -       (8,634)            -
                Provision for settlement of litigation and
                  related costs (Note 8)                               -        (1,117)           -        (1,763)
                Interest and other income                            813           438        2,846           842
                                                                --------      --------     --------      --------
                Income before income taxes and minority
                  interest                                        61,008        57,034      113,398       100,793
                Provision for income taxes                       (23,239)      (24,107)     (43,596)      (41,058)
                Minority interests                                (2,418)       (3,258)      (5,755)       (7,981)
                                                                --------      --------     --------      --------
                Income from continuing operations                 35,351        29,669       64,047        51,754
                Discontinued operations (Note 2)
                  Earnings from hotel operations, net of tax
                    provisions of $8,451, $6,801, $15,434,
                    and $12,737                                   11,626        10,207       21,230        16,338
                  Spin-off transaction expenses, net of tax
                    benefits of $1,582 and $5,134                 (5,996)            -      (21,194)            -
                                                                --------      --------     --------      --------
                Income before cumulative effect of change in
                  accounting policy                               40,981        39,876       64,083        68,092
                Cumulative effect of change in accounting
                  policy, net of tax benefit of $4,317                 -             -            -        (7,932)
                                                                --------      --------     --------      --------
                Net income                                      $ 40,981      $ 39,876     $ 64,083      $ 60,160
                                                                ========      ========     ========      ========
                Earnings per share
                  Continuing operations                         $   0.35      $   0.29     $   0.62      $   0.50
                  Discontinued operations
                    Earnings from hotel operations, net             0.11          0.10         0.21          0.16
                    Spin-off transaction expenses, net             (0.06)            -        (0.21)            -
                  Cumulative effect of change in accounting
                    policy, net                                        -             -            -         (0.08)
                                                                --------      --------     --------      --------
                Earnings per share                              $   0.40      $   0.39     $   0.62      $   0.58
                                                                ========      ========     ========      ========
                Average common shares outstanding                103,211       102,826      103,088       102,858
                                                                ========      ========     ========      ========

                See accompanying Notes to Consolidated Condensed Financial Statements.



                                                HARRAH'S ENTERTAINMENT, INC.
                                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)
                                                                                      Six Months Ended
                                                                                  June 30,    June 30,
                (In thousands)                                                       1995        1994
                Cash flows from operating activities
                  Net income                                                   $   64,083  $   60,160
                  Adjustments to reconcile net income
                    to cash flows from operating activities
                      Discontinued operations
                        Earnings from hotel operations                            (21,230)    (16,338)
                        Spin-off transaction expenses, before income
                          taxes                                                    26,328           -
                      Cumulative effect of change in accounting
                        policy, before income taxes                                     -      12,249
                      Depreciation and amortization                                44,897      41,094
                      Other noncash items                                           8,986      (1,372)
                      Minority interests share of net income                        5,755       7,981
                      Equity in and distributions of (earnings)
                        losses of nonconsolidated affiliates                       20,413       5,881
                      Net gains from asset sales                                   (1,650)          -
                      Net change in long-term accounts                                172      (5,849)
                      Net change in working capital accounts                      (20,434)     24,862
                      Net change in accrued litigation settlement
                        and related costs                                         (42,228)          -
                      Tax indemnification payments to Bass                        (28,000)    (25,469)
                                                                               ----------  ----------
                           Cash flows provided by operating activities             57,092     103,199
                                                                               ----------  ----------
                Cash flows from investing activities
                  Land, buildings, riverboats and equipment
                    additions                                                     (60,159)   (108,438)
                  Investments in and advances to
                    nonconsolidated affiliates                                     (7,910)    (18,649)
                  Decrease in construction payables                                (6,605)     (9,950)
                  Proceeds from asset sales                                         9,331       1,405
                  Other                                                            (6,802)    (14,989)
                                                                               ----------  ----------
                          Cash flows used in investing activities                 (72,145)   (150,621)
                                                                               ----------  ----------

                Cash flows from financing activities
                  Net borrowings under Revolving Credit Facility                   51,450      75,350
                  Debt retirements                                                (19,038)    (39,986)
                  Minority interest distributions, net of contributions            (3,774)     (2,949)
                  Other                                                              (543)          -
                                                                               ----------  ----------
                          Cash flows provided by financing activities              28,095      32,415
                                                                               ----------  ----------

                Cash flows from discontinued hotel operations
                  Net transfers to (from) discontinued hotel operations           (17,680)     12,068
                  Payment of spin-off transaction expenses                         (7,273)          -
                                                                               ----------  ----------
                          Cash flows provided by (used in) discontinued
                               operations                                         (24,953)     12,068
                                                                               ----------  ----------


                Net change in cash and cash equivalents                           (11,911)     (2,939)
                Cash and cash equivalents, beginning of period                     84,968      58,310

                                                                               ----------  ----------
                Cash and cash equivalents, end of period                       $   73,057  $   55,371
                                                                               ==========  ==========


                See accompanying Notes to Consolidated Condensed Financial Statements.


                             HARRAH'S ENTERTAINMENT, INC.
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    JUNE 30, 1995
                                     (UNAUDITED)

          Note 1 - Basis of Presentation and Organization
          -----------------------------------------------
              Harrah's Entertainment, Inc., (Harrah's or the Company), a Delaware corporation, is one of America's leading casino companies and currently operates 16 casino entertainment facilities. On January 30, 1995, the Company announced a spin-off, completed on June 30, 1995, to split into two independent public corporations, one for conducting its casino entertainment business and one for conducting its hotel business. Harrah's, formerly The Promus Companies Incorporated (Promus), retained ownership of the casino entertainment business. The Company's hotel operations, which included the Embassy Suites, Hampton Inn and Homewood Suites hotel brands, were transferred to a new entity, named Promus Hotel Corporation (PHC), the stock of which was distributed to Promus' stockholders on a one-for-two basis (the PHC Spin-off). As a result of the PHC Spin-off, Harrah's historical financial statements reflect the hotel business as discontinued operations (see Note 2). The final allocations relating to the PHC Spin-off have not yet been completed. Management does not believe any adjustments related thereto will be material.

              The Consolidated Condensed Financial Statements include the accounts of Harrah's and its subsidiaries after elimination of all significant intercompany accounts and transactions. Investments in 50% or less owned companies and joint ventures over which Harrah's has the ability to exercise significant influence are accounted for using the equity method. Harrah's reflects its share of income before interest expense of these nonconsolidated affiliates in revenues. Harrah's proportionate share of interest expense of such nonconsolidated affiliates is included in interest expense, net, from nonconsolidated affiliates. (See Note 9.)

              Certain amounts for the prior year second quarter and six months ended June 30, 1994, have been reclassified to conform with the presentation for the second quarter and six months ended June 30, 1995.


          Note 2 - Discontinued Operations
          --------------------------------
              As discussed in Note 1, on June 30, 1995, Harrah's completed a spin-off of its hotel operations. Accordingly, results of operations and cash flows of Harrah's hotel business have been reported as discontinued operations for all periods presented in the Consolidated Condensed Financial Statements; the financial position as of December 31, 1994, also reflects Harrah's hotel business as discontinued operations. Summarized financial information of the discontinued operations is presented in the following tables:

                             HARRAH'S ENTERTAINMENT, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                     JUNE 30, 1995
                                     (UNAUDITED)

          Note 2 - Discontinued Operations (Continued)
          -------------------------------------------
              Net assets of discontinued hotel operations:
                                                                 Dec. 31,
                                                                    1994

          Current assets                                       $  25,565
          Current liabilities                                    (34,461)
                                                               ---------
          Net current liabilities                                 (8,896)
          Land, buildings and equipment, net                     322,140
          Other assets                                            72,860
          Long-term debt, including allocated debt
            (Note 8)                                            (189,943)
          Other liabilities and deferred taxes                   (53,153)
                                                               ---------
              Net assets of discontinued hotel
                operations                                     $ 143,008
                                                               =========

               As of the date of the PHC Spin-off, the net assets of discontinued hotel operations were $142.3 million. This amount has been charged against the Company's retained earnings in the accompanying unaudited June 30, 1995 Consolidated Condensed Balance Sheet to reflect the distribution of PHC's stock to Promus' stockholders on that date.


                    Earnings from discontinued hotel operations:

                                              Second Quarter Ended           Six Months Ended
                                             June 30,      June 30,     June 30,      June 30,
                (In thousands)                  1995          1994         1995          1994
                Revenues                    $ 69,567      $ 63,540     $132,785      $119,095
                Costs and expenses           (41,377)      (39,235)     (79,652)      (75,050)
                                            --------      --------     --------      --------
                Operating income              28,190        24,305       53,133        44,045
                Interest expense              (8,335)       (7,321)     (16,742)      (15,021)
                Other expense                    222            24          273            51
                                            --------      --------     --------      --------
                Income before income
                  taxes                       20,077        17,008       36,664        29,075
                Provision for income taxes    (8,451)       (6,801)     (15,434)      (12,737)
                                            --------      --------     --------      --------
                Earnings from discontinued
                  hotel operations          $ 11,626      $ 10,207     $ 21,230      $ 16,338
                                            ========      ========     ========      ========

              In addition to the earnings of its discontinued hotel operations, Harrah's second quarter and six months ended June 30, 1995 operating results include charges of $6.0 million and $21.2 million, respectively, net of tax, to accrue expenses of the PHC Spin-off transaction.

                             HARRAH'S ENTERTAINMENT, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                    JUNE 30, 1995
                                     (UNAUDITED)

          Note 2 - Discontinued Operations (Continued)
          -------------------------------------------
              As part of the PHC Spin-off, Harrah's Operating Company, Inc.
          (HOC), formerly Embassy Suites, Inc. (Embassy), a wholly-owned subsidiary of the Company, obtained a new $350 million bank facility (Hotel Facility), secured by the stock of PHC's material subsidiaries. Immediately prior to the PHC Spin-off, HOC drew approximately $218 million on the Hotel Facility, $215 million of which was used to retire a portion of the Company's existing corporate debt. Upon consummation of the PHC Spin-off, HOC was released from liability under the Hotel Facility. In addition, PHC assumed two of Harrah's existing interest rate swaps, with a total notional amount of $100 million, converting that amount of variable rate debt outstanding under the Hotel Facility to a fixed rate.

              Prior to the PHC Spin-off, the Company's corporate debt was not specifically related to either its casino entertainment or hotel segment. However, corporate debt service requirements had been met using cash flows provided by both segments. Therefore, in anticipation of the PHC Spin-off, a portion of the Company's corporate debt balance, unamortized deferred finance charges and interest expense were allocated to discontinued hotel operations as of December 31, 1994, based on the percentage of the Company's existing corporate debt expected to be retired using proceeds from the Hotel Facility. Net assets of discontinued hotel operations at December 31, 1994, include allocations to discontinued hotel operations of corporate debt and unamortized deferred finance charges of $187.8 million and $3.2 million, respectively, together with debt specifically related to PHC of $3.3 million. Interest expense of $5.5 million and $3.9 million for the second quarters ended June 30, 1995 and 1994, respectively, and $10.5 million and $8.5 million for the six months ended June 30, 1995 and 1994, respectively have been allocated to discontinued hotel operations.

                             HARRAH'S ENTERTAINMENT, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                    JUNE 30, 1995
                                     (UNAUDITED)

          Note 3 - Change in Accounting Policy
          ------------------------------------
              Effective January 1, 1994, Harrah's changed its accounting policy for its consolidated casinos relating to preopening costs to capitalize such costs as incurred prior to opening and to expense them upon opening of each project. Previously, the Company had capitalized preopening costs and amortized them to expense over 36 months from the date of opening. As a result of this change, operating results for the six months ended June 30, 1994, reflect the cumulative charge against earnings, net of income taxes, of $7.9 million, or $0.08 per share, to write off the unamortized preopening costs balances related to projects opened in prior years.

          Note 4 - Long-Term Debt
          -----------------------
              During second quarter 1995, Harrah's redeemed the approximately $18.1 million principal amount outstanding of the 11% Subordinated Debentures due 1999 of HOC. The cost of this redemption was not material.

              In connection with the PHC Spin-off, Harrah's negotiated changes to its reducing revolving and letter of credit facility (the Facility) which became effective June 30, 1995. Among the modifications was an increase in total capacity from $650 million to $750 million, an extension of the maturity, reduced borrowing costs and modifications to certain financial covenants.

          Interest Rate Agreements
          ------------------------
               To manage the relative mix of its debt between fixed and variable rate instruments, Harrah's enters into interest rate swap agreements to modify the interest characteristics of its outstanding debt without an exchange of the underlying principal amount. As of June 30, 1995 and 1994, Harrah's was a party to the following interest rate swap agreements pursuant to which it pays a variable interest rate in exchange for receiving a fixed interest rate. The average variable rate paid by Harrah's was 6.4% and 4.4% at June 30, 1995 and 1994, respectively, and the average fixed interest rate received was 5.9% at both dates. The impact of these interest rate swap agreements on the effective interest rates of the associated debt was as follows:


                                             Effective         Next Semi-
                                 Swap         Rate at          Annual Rate
                Associated       Rate          June 30,        Adjustment
                Debt            (LIBOR+)   1995    1994        Date           Swap Maturity
                -------------   --------  -----    ----        -----------    -------------
                10 7/8% Notes
                  $200 million   4.73%    11.26%   9.16%       October 15     October 1997
                8 3/4% Notes
                  $50 million    3.42%     9.58%   8.85%       November 15    May 1998
                  $50 million    3.22%    10.01%   6.67%       July 15        July 1998

              In accordance with the terms of the interest rate swap agreements, the effective interest rate on the $50 million of the 8 3/4% Notes was adjusted on July 15, 1995, to 9.05%.

                             HARRAH'S ENTERTAINMENT, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                    JUNE 30, 1995
                                     (UNAUDITED)

          Note 4 - Long-Term Debt (Continued)
          ----------------------------------
              Harrah's also maintains seven additional interest rate swap agreements, three of which were entered into during second quarter 1995, to effectively convert a total of $350 million in variable rate debt to a fixed rate. Pursuant to the terms of these swaps, Harrah's receives variable payments tied to LIBOR in exchange for its payments at a fixed interest rate. The fixed rates to be paid by Harrah's are summarized in the following table:

                                                              Effective Rate
                                              Swap Rate   on Associated Debt              Swap
                Associated Debt            Paid (Fixed)     at June 30, 1995          Maturity
                ----------------------     ------------   ------------------      ------------
                Revolving Credit
                  Facility (LIBOR
                  plus 3/4%)
                   $50 million                   7.915%               8.665%      January 1998
                   $50 million                   7.914%               8.664%      January 1998
                   $50 million                   7.910%               8.660%      January 1998
                   $50 million                   6.985%               7.735%      March 2000
                   $50 million                   6.651%               7.401%      May 2000
                   $50 million                   5.788%               6.538%      June 2000
                   $50 million                   5.785%               6.535%      June 2000

              Harrah's interest rate collar on $140 million of its variable rate bank debt expired in June 1995 and was not renewed.

              The differences to be paid or received under the terms of the interest rate swap agreements and, until its expiration, the rate collar transaction described above are accrued as an adjustment to interest expense for the related debt. Changes in the effective interest rates to be paid by Harrah's pursuant to the terms of its interest rate agreements will have a corresponding effect on its future cash flows. These agreements contain a credit risk that the counterparties may be unable to meet the terms of the agreements. Harrah's minimizes that risk by evaluating the creditworthiness of its counterparties, which are limited to major banks and financial institutions, and does not anticipate nonperformance by the counterparties.

              As a component of a transaction whereby Harrah's effectively secured an option to a site for a potential casino, Harrah's has guaranteed a third party's $25 million variable rate bank loan. Harrah's also has entered into an interest rate swap agreement in which Harrah's receives a fixed interest rate of 7% from the third party and pays the variable interest rate of the subject debt, which is currently LIBOR plus 1.0%. The negative value of the swap, which is marked to market by Harrah's, was approximately $0.4 million at June 30, 1995. Adjustments to the swap's market value are included in interest expense in the Consolidated Condensed Statements of Income. Harrah's guarantee and the interest rate swap agreement expire December 1, 1996, and are also subject to earlier termination upon the occurrence of certain

                             HARRAH'S ENTERTAINMENT, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                    JUNE 30, 1995
                                     (UNAUDITED)

          Note 4 - Long-Term Debt (Continued)
          ----------------------------------
          events. As with the other interest rate swap agreements entered into by Harrah's, this agreement contains an element of risk that the counterparty may be unable to meet the terms of the agreement. Harrah's has minimized such exposure by obtaining a security interest in certain assets of the third party.

          Note 5 - Stockholders' Equity
          -----------------------------
              In addition to its common stock, Harrah's has the following classes of stock authorized but unissued:

            Preferred stock, $100 par value, 150,000 shares authorized Special stock, 5,000,000 shares authorized -
              Series B, $1.125 par value


          Note 6 - Supplemental Disclosure of Cash Paid for Interest and
          Taxes
          -----------------------------------------------------------------

              The following table reconciles Harrah's interest expense, net of interest capitalized, per the Consolidated Condensed
          Statements of Income, to cash paid for interest:

                                                                             Six Months Ended
                                                                        June 30,      June 30,
                (In thousands)                                             1995          1994
                Interest expense, net of amount capitalized             $36,995       $37,551
                Adjustments to reconcile to cash paid for
                  interest
                    Net change in accruals                               14,262         3,805
                    Amortization of deferred finance charges             (1,440)       (1,405)
                    Net amortization of discounts and premiums              (31)          (86)
                                                                        -------       -------
                Cash paid for interest, net of amount
                  capitalized                                           $49,786       $39,865
                                                                        =======       =======
                Cash payments for income taxes, net of refunds          $51,636       $47,289
                                                                        =======       =======

          Note 7 - Commitments and Contingent Liabilities
          -----------------------------------------------
              Contractual Commitments
              -----------------------

              Harrah's is pursuing many casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties, guarantees by Harrah's of third party debt and development completion guarantees. As of June 30, 1995, Harrah's has guaranteed third party loans and leases of $86 million, which are secured by certain assets, and has other contractual commitments of $52 million, excluding amounts previously recorded.

                             HARRAH'S ENTERTAINMENT, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                    JUNE 30, 1995
                                     (UNAUDITED)

          Note 7 - Commitments and Contingent Liabilities (Continued)
          ----------------------------------------------------------
              See Note 9 for discussion of the completion guarantee provided by Harrah's related to development by Harrah's Jazz Company of the New Orleans casino.

              Guarantee of Insurance Contract
              -------------------------------
              Harrah's has guaranteed the value of a guaranteed investment contract with an insurance company held by Harrah's defined contribution savings plan. Harrah's has also agreed to provide non-interest-bearing loans to the plan to fund, on an interim basis, withdrawals from this contract by retired or terminated employees. Harrah's maximum exposure on this guarantee as of June 30, 1995, is approximately $7.2 million.

              Self-Insurance
              --------------
              Harrah's is self-insured for various levels of general liability, workers' compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known and anticipated claims, as well as accruals of actuarial estimates of incurred but not reported claims.

              Severance Agreements
              --------------------
              Harrah's has severance agreements with 17 of its senior executives which provide for payments to the executives in the event of their termination after a change in control, as defined, of Harrah's. These agreements provide, among other things, for a compensation payment equal to 2.99 times the average annual compensation paid to the executive for the five preceding calendar years, as well as for accelerated payment or accelerated vesting of any compensation or awards payable to the executive under any of Harrah's incentive plans. The estimated amount, computed as of June 30, 1995, that would have been payable under the agreements to these executives based on earnings and stock options aggregated approximately $33.5 million.

              Tax Sharing Agreements
              ----------------------
              Under the terms of the Settlement between the Company and Bass PLC (Bass) (see Note 8), the Tax Sharing Agreement entered into in connection with the February 7, 1990, spin-off (the Spin-off) of the Company and acquisition of the Holiday Inn hotel business by Bass has been terminated. Under the Tax Sharing Agreement, Promus was liable, with certain exceptions, for taxes of Holiday and its subsidiaries for all pre-1990 Spin-off tax periods. Bass was obligated under the same agreement to pay Promus the amount of any tax benefits realized by Holiday as a result of adjustments to pre-1990 Spin-off tax periods of Holiday and its subsidiaries. Under the provisions of the Settlement, Harrah's remains obligated for certain tax issues related to Promus and its subsidiaries for the pre-1990 Spin-off tax periods and certain other items related to the final resolution of disputed issues from the Internal Revenue Service (IRS) examination of income tax returns for 1987 through the 1990 Spin-off date. A protest defending the taxpayers' position

                             HARRAH'S ENTERTAINMENT, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                    JUNE 30, 1995
                                     (UNAUDITED)

          on all disputed issues for these periods was filed with the IRS during third quarter 1993 and negotiations to resolve these issues continue. Final resolution of the disputed issues is not expected to have a material adverse effect on Harrah's consolidated financial position or its results of operations.

          Note 8 - Litigation
          -------------------
              In March 1995, the Company entered into a settlement agreement (the Settlement) with Bass of all claims related to the Merger Agreement and Tax Sharing Agreement arising from the 1990 Spin-off of Promus and acquisition of the Holiday Inn hotel business by Bass. As a result of the Settlement, a charge of $49.2 million was recorded in fourth quarter 1994's operating results to accrue the estimated cost of the Settlement, the related legal fees and other associated expenses. Operating results for the second quarter and six months ended June 30, 1994 include approximately $1.1 million and $1.8 million, respectively, of legal fees and other expenses incurred related to Harrah's defense of this litigation. The provision for settlement of litigation and related costs is not expected to be deductible for federal income tax purposes.

              Harrah's is involved in various inquiries, administrative proceedings and litigation relating to contracts, sales of property and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management believes that the final outcome of these matters will not have a material adverse effect upon Harrah's consolidated financial position or its results of operations.

                             HARRAH'S ENTERTAINMENT, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                    JUNE 30, 1995
                                     (UNAUDITED)

          Note 9 - Nonconsolidated Affiliates
          -----------------------------------
          Harrah's Jazz Company
          ---------------------
              A Harrah's subsidiary owns an approximate 53% equity interest in Harrah's Jazz Company (Harrah's Jazz), the partnership which operates the sole land-based casino permitted by law to operate in Orleans Parish, Louisiana. One of Harrah's partners in
          Harrah's Jazz has an option to purchase an additional equity interest of approximately 14.6% from Harrah's for $33.3 million at any time until 120 days after opening of the temporary casino. Discussions between Harrah's and the partner are underway concerning a possible extension of this option. Due to the existence of this option, Harrah's ownership of a majority interest in Harrah's Jazz is expected to be temporary and voting control of the partnership in any event continues to be shared equally by each partner during the option period. As a result, Harrah's
          Jazz is not consolidated into Harrah's financial statements.

              Summarized balance sheet and income statement information for Harrah's Jazz, which Harrah's accounts for using the equity method, as of June 30, 1995 and December 31, 1994, and for the second quarter and six months ended June 30, 1995 and 1994 were as follows:

                                                                  June 30,     Dec. 31,
                                                                     1995         1994
                Summarized Balance Sheet Information
                  Current assets                                 $204,393     $454,295
                  Land, buildings and
                   equipment, net                                 165,986       69,608
                  Other assets                                    261,392      141,488
                                                                 --------     --------
                    Total assets                                  631,771      665,391
                                                                 --------     --------
                  Current liabilities                              46,610       23,894
                  Long-term debt                                  510,000      510,000
                                                                 --------     --------
                    Total liabilities                             556,610      533,894
                                                                 --------     --------
                      Net assets                                 $ 75,161     $131,497
                                                                 ========     ========

                Summarized Statements of Operations

                                              Second Quarter Ended           Six Months Ended
                                             June 30,      June 30,      June 30,     June 30,
                                                1995          1994          1995         1994
                  Revenues                  $ 25,500       $   100      $ 25,540     $    100
                                            ========       =======      ========     ========
                  Operating loss            $(25,774)      $(5,981)     $(33,967)    $(12,500)
                                            ========       =======      ========     ========

                  Net loss                  $(38,395)      $(6,310)     $(56,336)    $(13,044)
                                            ========       =======      ========     ========

                               HARRAH'S ENTERTAINMENT, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                    JUNE 30, 1995
                                     (UNAUDITED)

          Note 9 - Nonconsolidated Affiliates (Continued)
          ----------------------------------------------

               The estimated cost for the project, which includes both the temporary casino and permanent casino, is presently $819.5 million, including certain modifications currently under consideration by Harrah's Jazz. Harrah's Jazz originally planned to fund the project cost from a combination of partner equity contributions, public debt securities, bank debt and projected operating cash flow from the temporary casino. The temporary casino's operating results for its initial three months of operations have fallen significantly below original expectations (see Results of Operations). In connection with its requirement to periodically update the forecasted cash flow from the temporary casino as a condition to continued use of the proceeds from the issuance of public debt securities, and based upon such initial operating results, Harrah's Jazz has changed its capital budgeting plan for available project sources of funds to assume no cash flow will be available from the temporary casino.

               Based upon this assumption, and assuming the budget modifications currently under consideration by Harrah's Jazz are approved and Harrah's Jazz does not experience any further project delays or project cost overruns, Harrah's Jazz presently anticipates the remaining budgeted sources of funds discussed above, together with unbudgeted sources of funds (e.g. unbudgeted borrowings under the bank debt facility, interest income, deferred management and consulting fees, proceeds from equipment financing) will be sufficient to meet the costs of completing the project.

               If these sources of funds are insufficient to fund the project costs, and Harrah's Jazz does not obtain such funds from its partners (who are not obligated to contribute such funds in certain cases) or another source, Harrah's is required, pursuant to its agreements with project lenders, to fund the shortfall, subject to certain conditions and exceptions. In exchange for its agreements, Harrah's is entitled to receive a fee from Harrah's Jazz upon the opening of the permanent casino.

          Other
          -----
              Condensed financial information relating to a foreign casino property currently under development and a restaurant subsidiary has not been presented since their operating results and financial position are not material to Harrah's either individually or in the aggregate.

               Harrah's share of nonconsolidated affiliates' combined pre-interest operating results is reflected as Revenues-other in the accompanying Consolidated Condensed Statements of Income as follows:

                                                Second Quarter Ended         Six Months Ended
                                               June 30,      June 30,     June 30,    June 30,
                (In thousands)                    1995          1994         1995        1994
                Pre-interest operating
                  loss (included in
                  Revenues-other)             $ (9,267)     $ (2,471)   $ (12,070)   $ (5,697)
                                              ========      ========    =========    ========

              Harrah's share of nonconsolidated affiliates' combined interest expense is reflected as Interest expense from nonconsolidated affiliates in the Consolidated Condensed Statements of Income.

                               HARRAH'S ENTERTAINMENT, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                    JUNE 30, 1995
                                     (UNAUDITED)


          Note 9 - Nonconsolidated Affiliates (Continued)
          ----------------------------------------------
                                                                          June 30,    Dec. 31,
                (In thousands)                                               1995        1994
                Harrah's investments in and advances to
                  nonconsolidated affiliates
                    At equity
                      Harrah's Jazz                                       $45,594    $ 74,385
                      Other                                                26,987      18,320
                    At cost                                                24,741      24,227
                                                                          -------    --------
                                                                          $97,322    $116,932
                                                                          =======    ========

          Note 10 - Summarized Financial Information
          ------------------------------------------

              HOC is a wholly-owned subsidiary and the principal asset of Harrah's. Summarized financial information of HOC as of June 30, 1995 and December 31, 1994, and for the second quarter and six months ended June 30, 1995 and 1994, prepared on the same basis as Harrah's, was as follows:


                                                                        June 30,      Dec. 31,
                (In thousands)                                             1995          1994
                Current assets                                       $  161,047    $  171,445
                Land, buildings, riverboats and
                  equipment, net                                      1,135,638     1,129,841
                Net assets of discontinued hotel operations                   -       143,008
                Other assets                                            282,545       293,015
                                                                     ----------    ----------
                                                                      1,579,230     1,737,309
                                                                     ----------    ----------
                Current liabilities                                     185,974       280,295
                Long-term debt                                          730,068       727,492
                Other liabilities                                        72,967        74,043
                Minority interest                                        19,682        18,267
                                                                     ----------    ----------
                                                                      1,008,691     1,100,097
                                                                     ----------    ----------
                    Net assets                                       $  570,539    $  637,212
                                                                     ==========    ==========

                             HARRAH'S ENTERTAINMENT, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                    JUNE 30, 1995
                                     (UNAUDITED)

          Note 10 - Summarized Financial Information (Continued)
          -----------------------------------------------------

                                              Second Quarter Ended           Six Months Ended
                                             June 30,      June 30,      June 30,     June 30,
                (In thousands)                  1995          1994          1995         1994
                Revenues                    $388,910      $388,293      $745,107     $627,923
                                            ========      ========      ========     ========
                Operating income            $ 83,166      $ 77,629      $155,031     $137,961
                                            ========      ========      ========     ========
                Income from continuing
                  operations                $ 34,965      $ 29,930      $ 63,299     $ 50,905
                                            ========      ========      ========     ========
                Net income                  $ 40,595      $ 40,137      $ 63,335     $ 59,311
                                            ========      ========      ========     ========

              The agreements governing the terms of Harrah's debt contain certain covenants which, among other things, place limitations on HOC's ability to pay dividends and make other restricted payments, as defined, to Harrah's. The amount of HOC'S restricted net assets, as defined, computed in accordance with the most restrictive of these covenants regarding restricted payments, was approximately $561.3 million at June 30, 1995.

                     Item 2.  Management's Discussion and Analysis
                     ---------------------------------------------
                    of Financial Condition and Results of Operations
                    ------------------------------------------------

               On June 30, 1995, The Promus Companies Incorporated (Promus) completed its previously announced spin-off that split Promus into two independent public corporations, one for conducting its casino entertainment business and one for conducting its hotel business. Promus, which was renamed Harrah's Entertainment, Inc.(Harrah's or the Company), retained ownership of the casino entertainment business. Promus' hotel operations were transferred to a new entity, Promus Hotel Corporation (PHC), the stock of which was distributed to Promus' stockholders on a one-for-two basis (the PHC Spin-off). As a result of the PHC Spin-off, Harrah's historical financial statements reflect the hotel business as discontinued operations.


          RESULTS OF CONTINUING OPERATIONS
          --------------------------------

          Overall
          -------
                                          Second Quarter Percentage   First Six Months Percentage
                (in millions, except     ---------------  Increase/   ----------------  Increase/
                earnings per share)        1995    1994  (Decrease)     1995     1994  (Decrease)
                                         ------  ------  ----------   ------   ------  ----------
                Revenues                 $389.3  $338.8      14.9%    $745.8   $629.0      18.6%
                Operating income           83.8    77.2       8.5%     156.2    139.3      12.1%
                Income from continuing
                  operations               35.4    29.7      19.2%      64.0     51.8      23.6%
                Net income                 41.0    39.9       2.8%      64.1     60.2       6.5%
                Earnings per share
                  Continuing operations    0.35    0.29      20.7%      0.62     0.50      24.0%
                  Net income               0.40    0.39       2.6%      0.62     0.58       6.9%
                Operating margin           21.5%   22.8%     (1.3)pts   20.9%    22.1%     (1.2)pts

               Harrah's operating results for second quarter and the six months ended June 30, 1995 include the combined results of its ownership and/or management of 16 casino entertainment properties located in Arizona, Colorado, Illinois, Louisiana, Mississippi, Missouri, Nevada and New Jersey. Revenues and operating income in second quarter 1995 reached record levels, due primarily to growth within the Riverboat Casino Entertainment Division, resulting from the addition of a riverboat casino entertainment property in North Kansas City, Missouri, subsequent to second quarter 1994 and continuing growth in gaming volume at Harrah's Joliet. Second quarter 1995 also includes improved operations in the Atlantic City and northern Nevada markets and management fees from Harrah's Phoenix Ak-Chin, Harrah's first managed Indian gaming operation, which opened on December 27, 1994. These increases in second quarter operating income were partially offset by lower operating income at Harrah's Mississippi properties and Harrah's share of increased losses from the Harrah's New Orleans partnership. The Mississippi properties experienced lower gaming volume as competition increased over the past twelve months. New Orleans losses increased primarily due to continued preopening activities and costs incurred in connection with the opening of a temporary casino entertainment facility on May 1, 1995 (see additional discussion regarding the New Orleans partnership in the Harrah's New Orleans section of RESULTS OF OPERATIONS).

             The record operating income noted above resulted in higher income from continuing operations for second quarter and the six months ended June 30, 1995. Income from discontinued hotel operations increased in second quarter 1995 compared with second quarter 1994 as a result of higher franchise and management fees from system growth. Results for second quarter and year to date 1995 include charges of $6.0 million and $21.2 million respectively, net of tax, for costs associated with the PHC Spin-off. 1994's year to date results included a charge of $7.9 million, net of tax, representing the cumulative effect of a change in Harrah's accounting policy for preopening costs. Despite the inclusion of these higher one-time charges, net income for second quarter 1995 increased slightly over second quarter 1994.

               Harrah's overall operating margin declined 1.3 percentage points for second quarter 1995 compared with the prior year period primarily due to the combination of increased competition in Mississippi markets and higher New Orleans losses.

               The following table summarizes operating profit before preopening costs and corporate expense for the twelve month periods ended June 30, 1995, 1994 and 1993 in millions of dollars and as a percent of the total for each of Harrah's casino entertainment divisions:

                                       Operating Profit Contribution
                                           for the Twelve Months
                                              Ended June 30,
                                --------------------------------------------
                                In Millions of Dollars    Percent of Total
                                ----------------------  --------------------
                                  1995   1994   1993     1995   1994   1993
                                  ----   ----   ----     ----   ----   ----

            Riverboat             $142   $ 95   $  3       43 %   33 %    1 %
            Atlantic City           83     68     65       25 %   23 %   33 %
            Southern Nevada         74     77     75       23 %   26 %   37 %
            Northern Nevada         73     76     71       22 %   26 %   36 %
            Indian Gaming            5      -      -        2 %    -      -
            New Orleans            (16)    (5)     -       (5)%   (2)%    -
            Development costs      (23)   (13)    (8)      (7)%   (4)%   (4)%
            Other                   (9)    (5)    (6)      (3)%   (2)%   (3)%
                                  ----   ----   ----      ---    ---    ---
              Total               $329   $293   $200      100 %  100 %  100 %
                                  ====   ====   ====      ===    ===    ===

              Riverboat Division
              ------------------

                            Second Quarter    Percentage     Six Months Ended   Percentage
                          ------------------   Increase/    ------------------   Increase/
        (in millions)         1995      1994  (Decrease)       1995      1994   (Decrease)
                          --------  --------  ----------    --------  --------  ----------
        Revenues          $  146.4  $  109.8      33.3 %    $  284.2  $  193.0      47.3 %
        Operating income      44.2      38.8      13.9 %        85.1      70.3      21.1 %
        Operating margin      30.2%     35.3%     (5.1)%        29.9%     36.4%     (6.5)%
        Gaming volume     $1,945.6  $1,147.7      69.5 %    $3,682.2  $1,932.4      90.6 %

              Revenues and operating income for second quarter 1995 increased over second quarter 1994 due primarily to the addition of the North Kansas City riverboat casino, which opened in September 1994. The Division also benefitted from continuing
          growth in gaming volume at Harrah's Joliet.   The increases in
          revenues and operating income were partially offset by lower revenue and operating income from the Division's Mississippi properties, particularly Tunica. Through much of second quarter 1994, competition in Tunica County was minimal; the number of competitors has increased significantly since second quarter 1994. Although revenues, operating income, and operating margins for second quarter 1995 at the Mississippi properties decreased as a result of the increased competition, management believes that Harrah's properties have now stabilized at performance levels appropriate under current competitive market conditions. Operating margins at the Mississippi properties are not expected to return to the levels achieved during the period of limited competition.

               Revenue and operating income for the six months ended
          June 30, 1995, also include operating results for Harrah's Shreveport for the full period. 1994's results include operations from April 18, 1994, the property's opening date, and reflect the impact of limited competition initially faced by the property.

              Second quarter 1995's overall operating margin for the Riverboat Division declined from second quarter 1994, reflecting primarily the decreased operating margins at Harrah's Mississippi casinos from increased competition. Despite the decline, the overall operating margin for the Riverboat Division remains higher than margins for other divisions due to the operational differences between a riverboat facility and conventional land-based properties and lesser levels of competition in some of the riverboat markets.


              Southern Nevada Division
              ------------------------
                               Second Quarter   Percentage       Six Months Ended   Percentage
                              ----------------   Increase/     -------------------   Increase/
            (in millions)       1995     1994   (Decrease)       1995       1994    (Decrease)
                               ------  -------  ----------     --------   --------  ----------
            Revenues           $ 76.9   $ 74.7       2.9 %     $  149.2   $  146.0    2.2 %
            Operating income     19.4     20.0      (3.0)%         37.4       38.3   (2.3)%
            Operating margin     25.2%    26.8%     (1.6)pts       25.1%      26.2%  (1.1)pts
            Gaming volume      $747.6   $754.7      (0.9)%     $1,474.5   $1,509.6   (2.3)%

              Revenues increased for the second quarter and six months ended June 30, 1995, as compared to the prior year as a result of improved gaming revenues in Laughlin and continued improvement in Las Vegas nongaming revenue, particularly lodging. Higher complimentary costs in both markets, however, resulted in lower operating income and operating margins compared to the prior year periods. Increased competition in both markets resulted in slight declines in gaming volume for both periods.

              Northern Nevada Division
              ------------------------


                                Second Quarter   Percentage     Six Months Ended    Percentage
                               ----------------   Increase/    -------------------   Increase/
            (in millions)       1995      1994   (Decrease)      1995      1994     (Decrease)
                               ------    ------  ----------    --------   --------  ----------
            Revenues           $ 81.5    $ 75.2      8.4%      $  146.5   $  145.6    0.6 %
            Operating income     20.5      18.0     13.9%          28.2       30.1   (6.3)%
            Operating margin     25.2%     23.9%     1.3pts        19.2%      20.7%  (1.5)pts
            Gaming volume      $964.2    $926.9      4.0%      $1,738.5   $1,735.5    0.2 %

              Second quarter 1995 results exceeded those of the prior year as a result of strong performance at Harrah's Lake Tahoe, where higher gaming volume and improved overall hold percentages resulted in record operating income. As a result of second quarter's strong performance, revenue and gaming volume for the six month period exceeded those of the prior year; operating income and margins remained below the prior year period, however, as a result of the impact of severe weather conditions experienced during first quarter 1995.


              Atlantic City
              -------------

                               Second Quarter   Percentage     Six Months Ended    Percentage
                              ---------------    Increase/    ------------------    Increase/
            (in millions)      1995     1994    (Decrease)      1995      1994     (Decrease)
                              ------   ------   ----------    --------  --------   ----------
            Revenues          $ 84.7   $ 78.1       8.5%      $  162.0  $  143.9     12.6%
            Operating income    22.0     18.2      20.9%          37.9      28.6     32.5%
            Operating margin    26.0%    23.3%      2.7pts        23.4%     19.9%     3.5pts
            Gaming volume     $890.6   $800.8      11.2%      $1,699.7  $1,485.4     14.4%

              Led by strong slot volume growth and higher nongaming revenues, Harrah's Atlantic City posted strong gains in both revenue and gaming volume for both the second quarter and year to date 1995 periods, compared with the prior year. Lower incremental costs on the additional volume resulted in further improvements to operating income and margins. These improvements can be attributed both to growth within the overall Atlantic City market and to a recently completed casino renovation at Harrah's Atlantic City.

              Harrah's New Orleans
              --------------------

              Revenues and operating income for second quarter 1995 and 1994 include losses of $9.9 million and $1.6 million, respectively, representing Harrah's pro-rata share of preoperating losses incurred by the partnership developing Harrah's New Orleans. Harrah's share of partnership losses included in revenues and operating income for the six months ended June 30, 1995 and 1994 were $12.7 million and $4.8 million, respectively. The higher losses in second quarter 1995 include increased preopening costs during the month of April in anticipation of the temporary casino's May 1 opening, as well as accelerated write-offs subsequent to the May 1 opening of temporary casino assets. The accelerated write-off of temporary casino assets is necessary due to the limited useful life of the facility. Harrah's expects losses from its New Orleans investment will continue until the opening of the permanent casino in late second quarter 1996. (See Capital Spending and Development section for further discussion of the current status of this development project.)

          Other
          -----

              Harrah's continues to pursue additional casino development opportunities. Development costs for the six months ended June 30, 1995 and 1994 were approximately $8.6 million and $7.1 million, respectively.

          Other Factors Affecting Income Per Share
          ----------------------------------------

                                         Second Quarter  Percentage  First Six Months  Percentage
       (Income)/Expense                  --------------  Increase/   ----------------  Increase/
       (in millions)                      1995    1994   (Decrease)    1995     1994   (Decrease)
                                         -----   -----   ----------  ------    -----   ----------
       Preopening costs                  $   -   $ 5.1      N/A      $    -    $ 5.1     N/A
       Corporate expense                   8.8     6.4     37.5 %      14.2     11.3    25.7 %
       Interest expense                   23.6    19.5     21.0 %      45.6     37.6    21.3 %
       Provision for settlement of
         litigation and related costs        -     1.1      N/A           -      1.8     N/A
       Other income                        0.8     0.4    100.0 %       2.8      0.8   250.0 %
       Effective tax rate                 39.7%   44.8%    (5.1)pts    40.5%    44.2    (3.7)pts
       Minority interests                $(2.4)  $(3.3)   (27.3)%    $ (5.8)   $(8.0)  (27.5)%
       Discontinued Operations
         Earnings from hotel operations,
           net of income taxes            11.6    10.2     13.7 %      21.2     16.3    30.1 %
         Spin-off transaction expenses,
           net of income taxes            (6.0)      -      N/A       (21.2)       -     N/A
       Cumulative effect of change
         in accounting policy,
         net of income taxes                 -       -      N/A           -     (7.9)    N/A


              1994 preopening costs represent those costs charged to expense upon the opening of Harrah's Shreveport in April 1994. Corporate expense increased for both second quarter and the six months ended June 30, 1995, as compared to the respective prior year periods due to the inclusion in the current year of higher information technology costs. The increase for the six month period was also partially attributable to the inclusion in the 1994 period of the reimbursement of certain expenses.

              Interest expense increased in both the second quarter and six months ended June 30, 1995, over comparable prior year periods primarily as a result of the inclusion of Harrah's pro-rata share of Harrah's New Orleans interest expense.

              The provision for settlement of litigation and related costs included legal fees and other expenses incurred during 1994 related to defense of litigation associated with the 1990 Spin-off of Promus and the acquisition of the Holiday Inn business by Bass PLC. A settlement agreement was reached in March 1995 and reflected in fourth quarter 1994. Payment under the settlement agreement was made using funds provided by Harrah's revolving credit facility and by operations. Other income increased for the six months ended June 30, 1995, versus the comparable prior year period as a result of a gain on the sale of certain non-operating property.

               The effective tax rates for all periods are higher than the federal statutory rate primarily due to state income taxes. Minority interests reflect joint venture partners' shares of income at joint venture riverboat casinos.

               As previously discussed, on June 30, 1995, Harrah's completed a spin-off of its hotel operations which split the Company into two independent public corporations. Accordingly, the operating results of Harrah's former hotel business are reported as discontinued operations in the accompanying Consolidated Condensed Financial Statements (see further discussion below). The prior year statements have been restated to conform to the 1995 presentation. Second quarter and the six months ended June 30, 1995, also include after-tax charges of $6.0 million and $21.2 million, respectively, to accrue the expenses of the PHC Spin-off transaction.

               Effective January 1, 1994, Harrah's changed its accounting policy for its consolidated casinos related to preopening costs to capitalize such costs as incurred prior to opening and to expense them upon opening of each project. Previously, Harrah's had capitalized such costs and amortized them to expense over 36 months from the date of opening. Operating results for six months ended June 30, 1994, reflect the cumulative charge against earnings, net of income taxes, of $7.9 million, or $0.08 per share, to write off the unamortized preopening costs balances related to projects opened in prior years (see Note 3 to the accompanying consolidated financial statements).


          Discontinued Hotel Operations
          -----------------------------

                                      Second Quarter               First Six Months
                                      --------------   Percentage  ----------------   Percentage
        (in millions)                  1995    1994    Increase      1995      1994   Increase
                                      -----   -----    ----------  ------    ------   ----------
        Revenues                      $69.6   $63.5      9.6%      $132.8    $119.1     11.5%
        Operating income               28.2    24.3     16.0%        53.1      44.0     20.7%
        Interest expense                8.3     7.3     13.7%        16.7      15.0     11.3%
        Provision for income taxes      8.5     6.8     25.0%        15.4      12.7     21.3%
        Net earnings of discontinued
          hotel operations             11.6    10.2     13.7%        21.2      16.3     30.1%
        Operating margin               40.5%   38.3%     2.2pts      40.0%     36.9%     3.1pts


              Revenues increased in both second quarter 1995 and the six months ended June 30, 1995, over the comparable prior year periods as a result of improvement in revenue per available room/suite (RevPAR/S) at all three brands and increased franchise fees due to system growth. Operating income was further increased since franchise fees are high-margin and as a result of lower operating expenses at company-owned hotels. Interest expense for all periods includes an allocation of Harrah's corporate interest expense and has increased due to higher overall corporate interest rates and higher hotel debt levels, primarily to purchase a new PHC office building, and higher interest rates on variable rate debt.

              As part of the recently completed PHC Spin-off, Promus Hotels obtained a new $350 million bank facility (the PHC Facility), which is secured by the stock of PHC and its material subsidiaries. Concurrent with the PHC Spin-off, approximately $218 million was drawn on the PHC Facility, $215 million of which was used to retire a portion of Harrah's existing outstanding debt. In addition, PHC assumed two of Harrah's existing interest rate swaps, with a notional amount of $100 million, converting variable rate debt to a fixed rate.

               Prior to the PHC Spin-off, Harrah's corporate debt was not specifically related to either its casino entertainment or hotel segment; however, corporate debt service requirements were met using cash flows provided by both segments. Therefore, for periods prior to the PHC Spin-off, a portion of Harrah's corporate debt balance, unamortized deferred finance charges and interest expense were allocated to discontinued hotel operations for the periods presented based on the percentage of Harrah's existing corporate debt which were expected to be retired using proceeds from the Hotel Facility. Net assets of discontinued hotel operations at December 31, 1994, includes allocations to discontinued hotel operations of corporate debt and unamortized deferred finance charges of $187.8 million and $3.2 million, respectively, together with debt specifically related to PHC of $3.3 million. Interest expense of $5.5 million and $3.9 million for the second quarters ended June 30, 1995 and 1994, respectively, and $10.5 million and $8.5 million for the six months then ended, respectively, has been allocated to discontinued hotel operations.


          CAPITAL SPENDING AND DEVELOPMENT
          --------------------------------

               Harrah's continues to pursue development opportunities within the casino entertainment industry. These opportunities include traditional land-based casinos, riverboat casinos, Indian gaming projects and international casino projects.


               Harrah's New Orleans
               --------------------

               Harrah's Jazz Company (Harrah's Jazz), in which a Harrah's subsidiary is one of three partners, operates the sole land-based casino permitted by law to operate in Orleans Parish, Louisiana.

          Harrah's Jazz has leased and refurbished the New Orleans Municipal Auditorium for use as a temporary casino, which opened on May 1, 1995, and contains approximately 76,000 square feet of casino space. This temporary casino will operate until the construction of the permanent casino entertainment facility is completed. Harrah's Jazz has also leased the site of the City's former Rivergate Convention Center, the legally mandated site of the permanent casino, and construction is currently underway on the 400,000 square foot facility (approximately 200,000 square feet of casino space). The permanent facility is expected to open during late second quarter 1996, but the timing of completion remains subject to certain pending legal issues, including litigation affecting the project.

               The estimated cost for the project, which includes both the temporary casino and permanent casino, is presently $819.5 million, including certain modifications currently under consideration by Harrah's Jazz. Harrah's Jazz originally planned to fund the project cost from a combination of partner equity contributions, public debt securities, bank debt and projected operating cash flow from the temporary casino. The temporary casino's operating results for its initial three months of operations have fallen significantly below original expectations (see Results of Operations). In connection with its requirement to periodically update the forecasted cash flow from the temporary casino as a condition to continued use of the proceeds from the issuance of public debt securities, and based upon such initial operating results, Harrah's Jazz has changed its capital budgeting plan for available project sources of funds to assume no cash flow will be available from the temporary casino.

               Based upon this assumption, and assuming the budget modifications currently under consideration by Harrah's Jazz are approved and Harrah's Jazz does not experience any further project delays or project cost overruns, Harrah's Jazz presently anticipates the remaining budgeted sources of funds discussed above, together with unbudgeted sources of funds (e.g. unbudgeted borrowings under the bank debt facility, interest income, deferred management and consulting fees, proceeds from equipment financing) will be sufficient to meet the costs of completing the project.

               If these sources of funds are insufficient to fund the project costs, and Harrah's Jazz does not obtain such funds from its partners (who are not obligated to contribute such funds in certain cases) or another source, Harrah's is required, pursuant to its agreements with project lenders, to fund the shortfall, subject to certain conditions and exceptions. In exchange for its agreements, Harrah's is entitled to receive a fee from Harrah's Jazz upon the opening of the permanent casino.

              Harrah's contributed a total of $90 million to the partnership and currently holds an approximate 53% equity interest. A partner has an option to acquire 14.6% of Harrah's ownership equity at an option price of $33.3 million pursuant to the terms of an option expiring 120 days following the opening of the temporary casino. Discussions between Harrah's and the partner are underway concerning a possible extension of this option. Because Harrah's ownership of a majority interest is expected to be temporary and voting control continues to be shared equally by each partner during the option period, Harrah's Jazz is not consolidated into Harrah's financial statements. Upon exercise of the option by Harrah's partner, Harrah's subsidiary's equity interest in the Partnership will be approximately 38.3%.


               Riverboat Casino Development
               ----------------------------

               Harrah's has announced or completed several enhancements to its existing Riverboat casino entertainment properties during the first six months of 1995. In February 1995, Harrah's Shreveport placed in service a newly constructed riverboat which resulted in approximately 27% more gaming positions at Harrah's Shreveport. The former Shreveport riverboat is being refurbished at a cost of approximately $5 million, and, upon completion of the refurbishment in third quarter 1995, will be transferred to Joliet as a replacement for the Southern Star subject to regulatory approval. The costs associated with exchanging the riverboats and with maintaining riverboats until they are returned to service are not material. In addition to the exchange of riverboats at Joliet, significant additions and improvements to the existing shoreside pavilion are currently underway. The shoreside improvements are expected to be completed by the end of the year at a cost of approximately
          $7 million.

              In July 1995, a Harrah's affiliate purchased at a bankruptcy auction the former Southern Belle casino entertainment property, located near the existing Harrah's casino in Tunica County, Mississippi, for $34.2 million. In addition to the purchase price, Harrah's plans to spend up to $49 million to renovate the facility, including the addition of a hotel with approximately 200 rooms, and expects to open the renovated facility by first quarter 1996. The renovated facility will feature 55,000 square feet of casino space. Harrah's currently operates 27,000 square feet of casino space in its present Harrah's Tunica property which is expected to remain open.

               Harrah's recently announced a $78 million expansion of Harrah's North Kansas City, to include a second riverboat casino, hotel, parking garage and additional shoreside amenities, pending approval of licensing from the Missouri Gaming Commission. When completed, the expansion is expected to result in 77% more gaming positions.

               In addition to the six riverboat casinos now operating, Harrah's previously announced a second riverboat casino project in the state of Missouri to be located in Maryland Heights, a suburb of St. Louis. Approximately $39 million had been incurred on the project as of the end of second quarter 1995, of which $11 million is expected to be paid during the remainder of 1995. In March 1995, Harrah's announced plans to form a joint venture with Players International, Inc., to jointly develop a riverboat casino entertainment complex in Maryland Heights. Each company will operate separately branded riverboat casinos and Harrah's, in partnership with Players, will develop the facility which will include a 300-room Harrah's hotel. Subject to the receipt of the necessary approvals and conclusion of necessary documentation, construction is expected to begin in third quarter 1995 and be completed in third quarter 1996. Harrah's investment in the project, including the amount invested to date, is expected to be approximately $150 million.

               In July 1995, Harrah's announced a proposal for additional development and enhancements at its existing Shreveport property. Under the proposal, a second riverboat casino, to be owned and operated by a joint venture between two other companies, will be added to the Harrah's site and both Harrah's and the joint venture will invest in major shoreside enhancements, including a hotel. The proposal is subject to the acquisition by the joint venture of the second riverboat casino, completion of definitive agreements and regulatory approval. As a result of the investment to be made by the joint venture partners, any required additional investment by Harrah's is expected to be minimal.


              Indian Lands
              ------------

              Harrah's opened its first managed Indian gaming facility on Native American land on December 27, 1994. Harrah's Ak-Chin Phoenix, located on the Maricopa Indian Reservation approximately 25 miles south of Phoenix and 90 miles north of Tucson, is owned by the Ak-Chin Indian Community and is managed by Harrah's for a fee under terms of a management contract with a five year term. Though Harrah's did not fund the development, it guaranteed the community's borrowing for development costs of the casino
          entertainment facility.   Additionally, Sodak Gaming, Inc., has
          provided a guarantee to Harrah's for one-half of this financing.

               In April 1995, Harrah's received approval from the National Indian Gaming Commission for gaming management and development agreements between Harrah's and the Upper Skagit Indian Tribe.
          In May 1995, construction began on a planned $22.8 million casino entertainment facility approximately 70 miles north of Seattle, Washington, which is expected to open in December 1995. Though Harrah's is not funding the development, it has guaranteed the related bank financing.

               Harrah's has also previously announced agreements with certain other Indian tribes, which are in various stages of negotiation and are subject to various conditions, including approval from appropriate government agencies, prior to substantive financial involvement by Harrah's. Upon the receipt of necessary approvals, Harrah's will most likely guarantee the related bank financing for the projects, which could be significant.

               For all existing guarantees of Indian debt, Harrah's has obtained a first lien on the personal property (tangible and intangible) of the casino enterprise. Additionally, Harrah's also receives a limited waiver from the Indian tribe of its sovereign immunity to allow Harrah's to pursue its rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken.


              International
              -------------

              Harrah's and its local partner continue construction of a US$335 million casino entertainment facility in Auckland, New Zealand. The facility, which will be managed by Harrah's, will contain approximately 55,000 square feet of casino space and the casino is expected to open during first quarter 1996. At June 30, 1995, Harrah's investment in the project was approximately US$27.0 million, representing a 20% interest in the partnership.

               Subsequent to June 30, 1995, the partners completed a private placement offering that lowered Harrah's ownership interest to 12.5%, resulting in a pre-tax gain to Harrah's of approximately $11 million.


              Existing Casino Facilities
              --------------------------

              Harrah's continues construction of a $28.6 million company-owned hotel on the site of Harrah's Reno under a license agreement with Hampton Inn. The 408-room, 26-story hotel is expected to begin operations in fourth quarter 1995.

              Harrah's recently announced plans for a major expansion at its Las Vegas casino property. The Company plans to spend up to $150 million for the addition of a 35-story, 694-room hotel tower, the expansion of existing casino and restaurant space, and an upgrade of the property's facade. This project is expected to be completed by mid-1997. Harrah's Board of Directors has also approved a plan to spend approximately $81 million at Harrah's Atlantic City for the construction of a 16-story, 412-room hotel tower and the expansion of casino and restaurant space, expected to be completed during early 1998.

               In addition to these additions, Harrah's continues the on-going refurbishment and maintenance of its existing casino entertainment facilities to maintain the quality standards set for these properties.

              Overall
              -------

              In addition to the projects discussed above, Harrah's continues to pursue additional casino entertainment development opportunities in various possible jurisdictions across the United States and abroad. Until necessary approvals to proceed with development of a project are obtained from the relevant regulatory bodies, the costs of pursuing casino entertainment projects are expensed as incurred. Construction-related costs incurred after the receipt of necessary approvals are capitalized and depreciated over the estimated useful life of the resulting asset. Other preopening costs are deferred as incurred and expensed at the respective property's opening.

              A number of these projects, if they go forward, may require, individually and in the aggregate, a significant capital commitment and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. Cash needed to finance projects currently under development as well as additional projects being pursued by Harrah's will be made available from operating cash flows, the Bank Facility (see Debt and Liquidity section), joint venture partners, specific project financing, guarantees by Harrah's of third party debt and, if necessary, Harrah's debt and/or equity offerings. Harrah's capital spending during the six months ended June 30,
          1995 totalled approximately $68 million.   Total anticipated
          1995 capital expenditures are estimated at $250 million to $300 million, including the projects discussed in this Capital Spending and Development section as well as other projects and refurbishment of existing facilities . Including the projects discussed above, capital spending of $300 million to $400 million is expected during 1996.


          DEBT AND LIQUIDITY
          ------------------

          Bank Facility
          -------------

               In connection with the PHC Spin-off, Harrah's negotiated changes to its reducing revolving and letter of credit facility (the Facility) which became effective June 30, 1995. Among the modifications were an increase in total capacity from $650 million to $750 million, an extension of the maturity, reduced borrowing costs and modifications to certain financial convenants. As of June 30, 1995, $322.0 million in borrowings were outstanding under the Facility, with an additional $25.1 million committed to back letters of credit. These facility commitments resulted in $402.9 million of the Facility being available to Harrah's as of June 30, 1995.

          Interest Rate Agreements
          ------------------------

               To manage the relative mix of its debt between fixed and variable rate instruments, Harrah's enters into interest rate swap agreements to modify the interest characteristics of its outstanding debt without an exchange of the underlying principal amount. As of June 30, 1995, Harrah's was a party to the following interest rate swap agreements which effectively convert certain fixed rate debt to variable rates:


                                           Effective         Next Semi-
                                 Swap      Rate at           Annual Rate
                Associated       Rate      June 30,          Adjustment
                Debt            (LIBOR+)   1995              Date           Swap Maturity
                --------------   ------    ---------         -----------    -------------
                10 7/8% Notes
                  $200 million   4.73%       11.26%          October 15     October 1997
                8 3/4% Notes
                  $50 million    3.42%        9.58%          November 15    May 1998
                  $50 million    3.22%       10.01%          July 15        July 1998

               In accordance with the terms of the interest rate swap agreements, the effective interest rate on $50 million of the 8 3/4% Notes was adjusted on July 15, 1995, to 9.05%.

               During the first six months of 1995, Harrah's entered into nine additional interest rate swap agreements to effectively convert a total of $450 million in variable rate debt to a fixed rate. Two of these swaps were assumed by PHC as part of the PHC Spin-off. The remaining seven swaps, which are summarized in the following table, reset on a quarterly basis.


                                                        Effective Rate
                                         Swap Rate      on Associated Debt     Swap
                Associated Debt          Paid (Fixed)   at June 30, 1995       Maturity
                ----------------         -----------    ------------------     -------------
                Revolving Credit
                Facility
                (LIBOR plus 3/4%)
                  $50 million               7.915%               8.665%         January 1998
                  $50 million               7.914%               8.664%         January 1998
                  $50 million               7.910%               8.660%         January 1998
                  $50 million               6.985%               7.735%         March 2000
                  $50 million               6.651%               7.401%         May 2000
                  $50 million               5.788%               6.538%         June 2000
                  $50 million               5.785%               6.535%         June 2000

                The interest rate collar on $140 million of variable rate bank debt expired in June 1995 and was not renewed.

               The differences to be paid or received under the terms of the interest rate swap agreements and, until its expiration, the rate collar transaction described above are accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the effective interest rates to be paid by Harrah's pursuant to the terms of its interest rate agreements will have a corresponding effect on its future cash flows. These agreements contain a credit risk that the counterparties may be unable to meet the terms of the agreements. Harrah's minimizes that risk by evaluating the creditworthiness of its counterparties, which are limited to major banks and financial institutions, and does not anticipate nonperformance by the counterparties.

               As a component of a transaction whereby Harrah's effectively secured an option to a site for a potential casino, Harrah's has guaranteed a third party's $25 million variable rate bank loan. Harrah's also entered into an interest rate swap agreement in which Harrah's receives a fixed interest rate of 7% from the third party and pays the variable interest rate of the subject debt (LIBOR plus 1% at June 30, 1995) to the bank. The negative value of the swap, which is marked to market by Harrah's, was approximately $0.4 million at June 30, 1995. Adjustments to the swap's market value are included in interest expense in the consolidated statements of income. Harrah's guarantee and the swap agreement expire December 1, 1996, and are also subject to earlier termination upon the occurrence of certain events.


          Shelf Registration
          ------------------

              Harrah's shelf registration of up to $200 million of new debt securities to be issued through its wholly-owned subsidiary Harrah's Operating Company, Inc.(HOC), formerly Embassy Suites, Inc., expired on August 8, 1995. Harrah's is currently preparing a shelf registration for $200 million in debt or equity securities to replace the expired shelf registration.


          Other
          -----

              During second quarter 1995, Harrah's redeemed the $18.1 million principal amount outstanding of the 11%
          Subordinated Debentures due 1999 of Embassy. The cost of this redemption was not material.

          INCOME TAX MATTERS
          ------------------

              Under the terms of the March 1995 Settlement between the Company and Bass PLC (Bass), the Tax Sharing Agreement entered into in connection with the February 7, 1990, spin-off (the 1990 Spin-off) of the stock of Promus to stockholders of Holiday Corporation has been terminated. Under the Tax Sharing Agreement, Promus was liable, with certain exceptions, for taxes of Holiday and its subsidiaries for all pre-1990 Spin-off tax periods. Bass was obligated under the same agreement to pay Promus the amount of any tax benefits realized from pre-1990 Spin-off tax periods of Holiday and its subsidiaries. Under the provisions of the Settlement, Harrah's remains obligated for certain tax issues related to Promus and its subsidiaries for the pre-Spin-off tax periods and certain other items related to the final resolution of disputed issues from the Internal Revenue Service (IRS) examination of income tax returns for 1987 through the 1990 Spin-off date. A protest defending the taxpayers' position on all disputed issues for these periods was filed with the IRS during third quarter 1993 and negotiations to resolve these issues continue. Final resolution of the disputed issues is not expected to have a material adverse effect on Harrah's consolidated financial position or its results of operations.


          EFFECTS OF CURRENT ECONOMIC AND POLITICAL CONDITIONS
          ----------------------------------------------------

              In recent years, the casino entertainment industry in the United States has experienced significant expansion in both existing markets and new jurisdictions. Though expansion is continuing within the industry, the pace of casino gaming approval within new jurisdictions in the United States has subsided and, as a result, future increases or decreases in gaming demand and legalization are difficult to predict. Three large properties opened in late 1993 in the Las Vegas market, and development has begun on several new projects and major expansions of existing properties in and around Las Vegas. Revenues in the Laughlin market continue to be impacted by the recently completed additions to competitive supply in and around Las Vegas and from Indian casinos in the region. In Reno, a major new project which adds substantial additional casino space and hotel rooms to that market opened July 28, 1995. New casino projects have been announced recently in Atlantic City.

               In addition, certain new jurisdictions have restrictions on entry into the market, either through limitations on number of licenses granted or required minimum initial capital investment, which serve to limit capacity as well as to limit competition within those jurisdictions. In other jurisdictions, such as Mississippi, there are no constraints on market entry, which has created overcapacity in the market. In such markets, operating performance may suffer due to oversupply and as competing casinos engage in high cost marketing and promotional activities that increase costs for all market participants. The proliferation of casino gaming has also been furthered by the Indian Gaming Regulatory Act of 1988 which, as of July 26, 1995, had resulted in the approval of 139 compacts for the development of casinos on Native American lands in 24 states.

              Harrah's is not able to determine the long-term impact, whether favorable or unfavorable, that these developments will have on the markets in which it currently operates. However, management believes that the current balance of its operations among the existing casino entertainment divisions as discussed above, combined with the further geographic diversification and the continuing pursuit of the Harrah's national brand strategy, including the enhanced corporate identity resulting from the PHC Spin-off, have well-positioned Harrah's to face the challenges presented by these market forces.


          INTERCOMPANY DIVIDEND RESTRICTION
          ---------------------------------

              Agreements governing the terms of its debt require Harrah's to abide by covenants which, among other things, limit HOC's ability to pay dividends and make other restricted payments, as defined, to Harrah's. The amount of HOC's restricted net assets, as defined, computed in accordance with the most restrictive of these covenants regarding restricted payments, was approximately $561.3 million at June 30, 1995. Harrah's principal asset is the stock of HOC, a wholly-owned subsidiary. HOC holds, directly and through subsidiaries, the principal assets of Harrah's businesses. Given this ownership structure, these restrictions should not impair Harrah's ability to conduct its business through its subsidiaries or to pursue its development plans.

                             PART II - OTHER INFORMATION
                             ---------------------------

             Item 4. Submission of Matters To a Vote of Security Holders
                     ---------------------------------------------------

               The Company held its annual stockholders meeting on May 26, 1995. The following Proposals were voted upon at the meeting:

          1.  Ratification of a distribution                   Against or
              in the form of a special dividend        For      Withheld    Abstentions
              to all holders of the Company's          ---      --------    -----------
              outstanding shares of Common         79,653,369     212,166     651,277
              Stock, on a one-for-two basis, of
              all outstanding shares of common
              stock and the associated stock-
              holders' rights of Promus Hotel
              Corporation and the related
              arrangements and policies in
              connection therewith, as described
              in the Company's Proxy Statement
              dated April 25, 1995.
              ---------------------------------

          2.  Amendment to the Company's                       Against or
              Certificate of Incorporation to          For      Withheld    Abstentions
              change the name of the Company to        ---      --------    -----------
              Harrah's Entertainment, Inc., as     79,625,782     233,529     657,501
              described in the Company's Proxy
              Statement dated April 25, 1995.
              ---------------------------------

          3.  Amendment of the Company's 1990                  Against or
              Stock Option Plan as described in        For      Withheld    Abstentions
              the Company's Proxy Statement            ---      --------    -----------
              dated April 25, 1995.                67,992,685  11,709,777     814,350
              ---------------------------------

          4.  Amendment of the Company's 1990                  Against or
              Restricted Stock Plan as described       For      Withheld    Abstentions
              in the Company's Proxy Statement         ---      --------    -----------
              dated April 25, 1995.                69,077,371  10,614,737     824,704
              ---------------------------------
          5.  Approval of the Promus Hotel                     Against or
              Corporation 1995 Stock Option Plan       For      Withheld    Abstentions
              as described in the Company's            ---      --------    -----------
              Proxy Statement dated April 25,      67,719,721  11,042,188   1,754,903
              1995.
              ---------------------------------


           6.  Approval of the Promus Hotel                     Against or
               Corporation 1995 Restricted Stock        For      Withheld    Abstentions
               Plan as described in the Company's       ---      --------    -----------
               Proxy Statement dated April 25,      68,768,905   9,959,775   1,768,132
              1995.
              ---------------------------------

          7.  Approval of the Promus Hotel                    Against or
              Corporation Key Executive Officer        For      Withheld    Abstentions
              Annual Incentive Plan as described       ---      --------    -----------
              in the Company's Proxy Statement     76,959,580   1,840,677   1,716,555
              dated April 25, 1995.
              ---------------------------------

          8.  Approval of the Promus Hotel                     Against or
              Corporation Nonmanagement Directors      For      Withheld    Abstentions
              Stock Incentive Plan as described        ---      --------    -----------
              in the Company's Proxy Statement     74,371,224   4,432,703   1,712,885
              dated April 25, 1995.
              ---------------------------------
          9.  Ratification of the election of                  Against or
              the eleven directors of Promus           For      Withheld    Abstentions
              Hotel Corporation, who will be           ---      --------    -----------
              divided into three classes, the      76,731,830   3,019,284     765,678
              initial terms of which will expire
              in 1996, 1997 and 1998, as described
              in the Company's Proxy Statement
              dated April 25, 1995.
              ---------------------------------

          10.  Election of Class II Directors
              -------------------------------
                                                               Votes Cast
                                                   -------------------------------
                                                               Against or
                Name of Director Elected               For      Withheld
                ------------------------               ---      --------
                  Philip G. Satre                  91,892,581     272,508
                  Boake A. Sells                   91,917,857     247,232
                  Shirley Young                    91,918,074     247,015

                  Name of Each Other Director Whose Term of
                  Office as Director Continued After the Meeting
                  ----------------------------------------------
                  James L. Barksdale
                  Susan Clark-Jackson
                  James B. Farley
                  Joe M. Henson
                  Michael D. Rose
                  Walter J. Salmon
                  Eddie N. Williams




          11. Amendment to the Company's                       Against or
              Certificate of Incorporation as          For      Withheld    Abstentions
              described in the Company's               ---      --------    -----------
              Proxy Statement dated April 25,     78,681,475   1,058,482     776,855
              1995.
              ---------------------------------

          12. Approval of the Company's Key                    Against or
              Executive Officer Annual Incentive       For      Withheld    Abstentions
              Plan as described in the Company's       ---      --------    -----------
              Proxy Statement dated April 25,      88,111,277   2,344,222   1,709,590
              1995.
              ---------------------------------

          13. Approval of the Company's Non-                   Against or
              Management Directors Stock Incentive     For      Withheld    Abstentions
              Plan as described in the Company's       ---      --------    -----------
              Proxy Statement dated April 25,      85,986,962   4,471,588   1,706,539
              1995.
              ---------------------------------
          14. Ratification of Arthur Andersen                  Against or
              LLP as the Company's independent         For      Withheld    Abstentions
              public accountants for the 1995          ---      --------    -----------
              calendar year.                       91,752,400     158,548     254,141
              ---------------------------------


          For Proposals 1 through 9 and Proposal 11, there were 11,648,277 broker nonvotes.

                 Item 6.  Exhibits and Reports on Form 8-K
         ----------------------------------------------------------




(a)  Exhibits

      EX-4(1) First Supplemental Indenture dated as of June 2, 1995, with respect to the 8 3/4% Senior Subordinated Notes due 2000, among Embassy Suites, Inc., as issuer, The Promus Companies Incorporated, as guarantor, and The Bank of New York, as trustee.(1)

      EX-4(2) First Supplemental Indenture dated as of June 2, 1995, with respect to the 10 7/8% Senior Subordinated Notes due 2002, among Embassy Suites, Inc., as issuer, The Promus Companies Incorporated, as guarantor, and The Bank of New York, as trustee.(1)

     *EX-4(3) Interest Swap Agreement between The Sumitomo Bank, Limited and Embassy Suites, Inc. dated June 5, 1995.

     *EX-4(4) Interest Swap Agreement between Bankers Trust Company and Embassy Suites, Inc. dated May 16, 1995.

     *EX-4(5) Interest Swap Agreement between Bankers Trust Company and Embassy Suites, Inc. dated June 6, 1995.

     *EX-10(1)   Plan of Reorganization and Distribution Agreement, dated
                 June 30, 1995, between The Promus Companies Incorporated and Promus Hotel Corporation.

     *EX-10(2)   Credit Agreement, dated as of July 22, 1993 and amended
                 and restated as of June 9, 1995, among The Promus
                 Companies Incorporated, Embassy Suites, Inc., certain subsidiaries of Embassy Suites, Inc., various banks, Bankers Trust Company, The Bank of New York, CIBC, Inc.,
                 Credit Lyonnais, Atlanta Agency, First Interstate Bank of
                 California, the Long-Term Credit Bank of Japan, Limited,
                 New York Branch, NationsBank of Georgia, N.A., Societe
                 Generale and Sumitomo Bank, Limited, New York Branch, as
                 Agents, and Bakers Trust Company, as Administrative
                 Agent.(1)

     *EX-10(3)   Credit Agreement, dated as of June 9, 1995, among The
                 Promus Companies Incorporated, Embassy Suites, Inc., certain subsidiaries of Embassy Suites, Inc., various banks, Bankers Trust Company, The Bank of New York, CIBC,
                 Inc., Credit Lyonnais, Atlanta Agency, First Interstate
                 Bank of California, The Long-term Credit Bank of Japan,
                 Limited, New York Branch, NationsBank of Georgia, N.A.,
                 Societe Generale and The Sumitomo Bank, Limited, New York
                 Branch, as Agents, and Bankers Trust Company, as
                 Administrative Agent.(1)

     *EX-10(4)   First Amendment to Master Collateral Agreement, dated as
                 of June 30, 1995, among The Promus Companies Incorporated,
                 Embassy Suites, Inc., the other Collateral Grantors parties thereto, Bankers Trust Company, as Administrative
                 Agent, and Bankers Trust Company as Collateral Agent amending the Master Collateral Agreement, dated as of July
                 22, 1993, among The Promus Companies Incorporated, Embassy
                 Suites, Inc., the other Collateral Grantors parties thereto, Bankers Trust Company, as Administrative Agent, and Bankers Trust Company as Collateral Agent.

     *EX-10(5)   First Amendment to Parent Pledge Agreement, dated as of
                 June 30, 1995, among The Promus Companies Incorporated and
                 Bankers Trust Company, as Collateral Agent, amending the
                 Pledge Agreement, dated as of July 22, 1993, between The
                 Promus Companies Incorporated and Bankers Trust Company, as Collateral Agent.

     *EX-10(6)   First Amendment to Company/Sub Pledge Agreement, dated as
                 of June 30, 1995, among Embassy Suites, Inc., Harrah's,
                 Harrah's Club, and Bankers Trust Company, as the General
                 Collateral Agent, and Bank of America Nevada as the Nevada
                 Collateral Agent, amending the Pledge Agreement, dated as of July 22, 1993, among Embassy Suites, Inc., ESI Equity
                 Development Corporation, Harrah's, Harrah's Club, Casino
                 Holding Company, and Bankers Trust Company, as the General
                 Collateral Agent, and Bank of America Nevada as the Nevada
                 Collateral Agent.

     *EX-10(7)   First Amendment to Security Agreement, dated as of June
                 30, 1995, among Embassy Suites, Inc., the Collateral
                 Grantors parties thereto and Bankers Trust Company, as Collateral Agent, amending the Security Agreement dated as of July 22, 1993, among Embassy Suites, Inc., the
                 Collateral Grantors parties thereto and Bankers Trust
                 Company, as Collateral Agent.

     *EX-10(8)   First Amendment to Mortgage, Leasehold Mortgage,
                 Assignment, Assignment of Leases and Rents and Security
                 Agreement, dated as of June 30, 1995, among Embassy
                 Suites, Inc., Marina Associates, the Mortgagors, to
                 Bankers Trust Company, as Collateral Agent and the
                 Mortgagee, amending the Mortgage, Leasehold Mortgage,
                 Assignment, Assignment of Leases and Rents and Security
                 Agreement, dated as of July 22, 1993, from Marina
                 Associates and Embassy Suites, Inc., the Mortgagors, to
                 Bankers Trust Company, as Collateral Agent and the
                 Mortgagee.

     *EX-10(9)   First Amendment to Deed of Trust, Leasehold Deed of Trust,
                 Assignment, Assignment of Leases and Rents, Security
                 Agreement and Financing Statement, dated as of June 30,
                 1995, among Embassy Suites, Inc., Harrah's Laughlin, Inc.,
                 Harrah's Reno Holding Company, Inc., Harrah's, Harrah's
                 Club and Harrah's Las Vegas, Inc., the Collateral
                 Grantors, and Bankers Trust Company as Collateral Agent and Beneficiary, amending the Deed of Trust, Leasehold
                 Deed of Trust, Assignment, Assignment of Leases and Rents,
                 Security Agreement and Financing Statement, dated as of July 22, 1993, from Embassy Suites, Inc., Harrah's
                 Laughlin, Inc., and Harrah's Reno Holding Company, Inc., the Grantors, to First American Title Company of Nevada, as Trustee, for the benefit of Bankers Trust Company, as Beneficiary.

     *EX-10(10)  Employee Benefits and Other Employment Matters Allocation
                 Agreement, dated June 30, 1995, between The Promus Companies Incorporated and Promus Hotel Corporation.

     *EX-10(11)  Risk Management Allocation Agreement, dated June 30, 1995, between The Promus Companies Incorporated and Promus Hotel Corporation.

     *EX-10(12)  Tax Sharing Agreement, dated June 30, 1995, between The
                 Promus Companies Incorporated and Promus Hotel
                 Corporation.

      EX-10(13)  Amendment, dated May 26, 1995, to The Promus Companies
                 Incorporated Executive Deferred Compensation Plan.(1)

      EX-10(14)  Amendment, dated May 26, 1995, to The Promus Companies
                 Incorporated Deferred Compensation Plan.(1)

      EX-10(15)  Amendment, dated as of June 7, 1995, to Escrow Agreement among The Promus Companies Incorporated, certain subsidiaries thereof and NationsBank.(1)

     *EX-10(16)  Severance Agreement, dated June 30, 1995, with Bradford W.
                 Morgan.

     *EX-10(17)  Amended and Restated Employment Agreement, dated June 30,
                 1995, between Michael D. Rose and Harrah's Entertainment,
                 Inc.

      EX-10(18)  Amendment, dated April 5, 1995, to The Promus Companies
                 Incorporated 1990 Restricted Stock Plan.(2)

      EX-10(19)  Amendment, dated April 5, 1995, to The Promus Companies
                 Incorporated 1990 Stock Option Plan.(2)

      EX-10(20)  The Promus Companies Incorporated 1996 Non-Management
                 Director's Stock Incentive Plan dated April 5, 1995.(2)

     *EX-10(21)  The Promus Companies Incorporated Key Executive Officer
                 Annual Incentive Plan dated February 24, 1995.

      EX-10(22)  Amendment, dated April 5, 1995, to The Promus Companies
                 Incorporated Amended and Restated Savings and Retirement
                 Plan.(3)

      EX-10(23)  Amendment, dated May 26, 1995, to The Promus Companies
                 Incorporated Amended and Restated Savings and Retirement
                 Plan.(3)

     *EX-10(24)  Agreement, dated April 28, 1995, between Michael D. Rose and and The Promus Companies Incorporated concerning treatment of stock options in spin-off.

     *EX-10(25)  Agreement, dated May 1, 1995, between Michael D. Rose and
                 The Promus Companies Incorporated concerning treatment of Executive Deferred Compensation Plan account in spin-off.

     *EX-11      Computation of per share earnings.

     *EX-27      Financial Data Schedule.

------------
*Filed herewith.


FOOTNOTES
---------
     (1) Incorporated by reference from the Company's Current Report on Form 8-K filed June 15, 1995, File No. 1-10410.

     (2) Incorporated by reference from the Company's Proxy Statement filed April 25, 1995.

     (3) Incorporated by reference from the Company's Registration Statement on Form S-8 filed June 6, 1995, File No. 33-59975.


(b) The following reports on Form 8-K were filed during the quarter ended June 30, 1995.

     (1) Form 8-K filed May 19, 1995, that announced, under Item 5 of Form 8-K "Other Events," the modification to the consent solicitation for 8 3/4% Senior Subordinated Notes due 2000 and 10 7/8% Senior Subordinated Notes due 2002.

     (2) Form 8-K filed May 31, 1995, that announced, under Item 5 of Form 8-K "Other Events," the modification to the consent solicitation for 8 3/4% Senior Subordinated Notes due 2000 and 10 7/8% Senior Subordinated Notes due 2002.

     (3) Form 8-K filed June 15, 1995, that announced, under Item 5 of Form 8-K "Other Events," the intended distribution to all holders of the Company's outstanding shares of common stock of a special dividend of shares of Promus Hotel Corporation common stock on a one-for-two basis and associated rights (the "Distribution"), the Board of Director's approval of the Distribution, the removal of conditions to the Distribution, the Distribution Date of June 30, 1995, and the treatment of fractional shares in connection with the Distribution.
                                    -41-

                                 Signature
                                 ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   HARRAH'S ENTERTAINMENT, INC.



August 14, 1995               BY:  MICHAEL N. REGAN
                                   ------------------------------
                                   Michael N. Regan
                                   Vice President and Controller
                                   (Chief Accounting Officer)

                               Exhibit Index
                               -------------



Exhibit No.              Description                  Sequential Page No.
-----------              ------------                 -------------------

     EX-4(1)     First Supplemental Indenture
                 dated as of June 2, 1995, with
                 respect to the 8 3/4% Senior
                 Subordinated Notes due 2000,
                 among Embassy Suites, Inc., as
                 issuer, The Promus Companies
                 Incorporated, as guarantor, and
                 The Bank of New York, as trustee.(1)

     EX-4(2)     First Supplemental Indenture
                 dated as of June 2, 1995, with
                 respect to the 10 7/8% Senior
                 Subordinated Notes due 2002, among
                 Embassy Suites, Inc., as issuer,
                 The Promus Companies Incorporated,
                 as guarantor, and The Bank of New
                 York, as trustee.(1)

     *EX-4(3)    Interst Swap Agreement between                 49
                 The Sumitomo Bank, Limited and
                 Embassy Suites, Inc. dated June 5,
                 1995.

     *EX-4(4)    Interest Swap Agreement between                53
                 Bankers Trust Company and Embassy
                 Suites, Inc. dated May 16, 1995.

     *EX-4(5)    Interest Swap Agreement between                57
                 Bankers Trust Company and Embassy
                 Suites, Inc. dated June 6, 1995.

     *EX-10(1)   Plan of Reorganization and                     61
                 Distribution Agreement, dated
                 June 30, 1995, between The Promus
                 Companies Incorporated and Promus
                 Hotel Corporation.

     *EX-10(2)   Credit Agreement, dated as of July            131
                 22, 1993 and amended and restated
                 as of June 9, 1995, among The Promus
                 Companies Incorporated, Embassy
                 Suites, Inc., certain subsidiaries
                 of Embassy Suites, Inc., various
                 banks, Bankers Trust Company, The
                 Bank of New York, CIBC, Inc.,
                 Credit Lyonnais, Atlanta Agency,
                 First Interstate Bank of California,
                 the Long-Term Credit Bank of Japan,
                 Limited, New York Branch, NationsBank
                 of Georgia, N.A., Societe Generale
                 and Sumitomo Bank, Limited, New
                 York Branch, as Agents, and Bakers
                 Trust Company, as Administrative
                 Agent.(1)

     *EX-10(3)   Credit Agreement, dated as of June            318
                 9, 1995, among The Promus Companies
                 Incorporated, Embassy Suites, Inc.,
                 certain subsidiaries of Embassy
                 Suites, Inc., various banks, Bankers
                 Trust Company, The Bank of New York,
                 CIBC, Inc., Credit Lyonnais, Atlanta
                 Agency, First Interstate Bank of
                 California, The Long-term Credit
                 Bank of Japan, Limited, New York
                 Branch, NationsBank of Georgia, N.A.,
                 Societe Generale and The Sumitomo
                 Bank, Limited, New York Branch, as
                 Agents, and Bankers Trust Company,
                 as Administrative Agent.(1)

     *EX-10(4)   First Amendment to Master Collateral          482
                 Agreement, dated as of June 30, 1995,
                 among The Promus Companies
                 Incorporated, Embassy Suites, Inc.,
                 the other Collateral Grantors
                 parties thereto, Bankers Trust
                 Company, as Administrative Agent,
                 and Bankers Trust Company as
                 Collateral Agent amending the Master
                 Collateral Agreement, dated as of
                 July 22, 1993, among The Promus
                 Companies Incorporated, Embassy
                 Suites, Inc., the other Collateral
                 Grantors parties thereto, Bankers
                 Trust Company, as Administrative
                 Agent, and Bankers Trust Company
                 as Collateral Agent.

     *EX-10(5)   First Amendment to Parent Pledge              499
                 Agreement, dated as of June 30,
                 1995, among The Promus Companies
                 Incorporated and Bankers Trust
                 Company, as Collateral Agent,
                 amending the Pledge Agreement,
                 dated as of July 22, 1993, between
                 The Promus Companies Incorporated
                 and Bankers Trust Company, as
                 Collateral Agent.

     *EX-10(6)   First Amendment to Company/Sub                507
                 Pledge Agreement, dated as of June
                 30, 1995, among Embassy Suites,
                 Inc., Harrah's, Harrah's Club,
                 and Bankers Trust Company, as the
                 General Collateral Agent, and
                 Bank of America Nevada as the
                 Nevada Collateral Agent, amending
                 the Pledge Agreement, dated as
                 of July 22, 1993, among Embassy
                 Suites, Inc., ESI Equity
                 Development Corporation, Harrah's,
                 Harrah's Club, Casino Holding
                 Company, and Bankers Trust Company,
                 as the General Collateral Agent,
                 and Bank of America Nevada as the
                 Nevada Collateral Agent.

     *EX-10(7)   First Amendment to Security                   514
                 Agreement, dated as of June 30,
                 1995, among Embassy Suites, Inc.,
                 the Collateral Grantors parties
                 thereto and Bankers Trust Company,
                 as Collateral Agent, amending the
                 Security Agreement dated as of
                 July 22, 1993, among Embassy Suites,
                 Inc., the Collateral Grantors
                 parties thereto and Bankers Trust
                 Company, as Collateral Agent.

     *EX-10(8)   First Amendment to Mortgage,                  524
                 Leasehold Mortgage, Assignment,
                 Assignment of Leases and Rents and
                 Security Agreement, dated as of June
                 30, 1995, among Embassy Suites, Inc.,
                 Marina Associates, the Mortgagors,
                 to Bankers Trust Company, as
                 Collateral Agent and the Mortgagee,
                 amending the Mortgage, Leasehold
                 Mortgage, Assignment, Assignment of
                 Leases and Rents and Security
                 Agreement, dated as of July 22,
                 1993, from Marina Associates and
                 Embassy Suites, Inc., the Mortgagors,
                 to Bankers Trust Company, as
                 Collateral Agent and the Mortgagee.

     *EX-10(9)   First Amendment to Deed of Trust,             537
                 Leasehold Deed of Trust, Assignment,
                 Assignment of Leases and Rents,
                 Security Agreement and Financing
                 Statement, dated as of June 30,
                 1995, among Embassy Suites, Inc.,
                 Harrah's Laughlin, Inc., Harrah's
                 Reno Holding Company, Inc.,
                 Harrah's, Harrah's Club and
                 Harrah's Las Vegas, Inc., the
                 Collateral Grantors, and Bankers
                 Trust Company as Collateral Agent
                 and Beneficiary, amending the Deed
                 of Trust, Leasehold Deed of Trust,
                 Assignment, Assignment of Leases
                 and Rents, Security Agreement and
                 Financing Statement, dated as of
                 July 22, 1993, from Embassy Suites,
                 Inc., Harrah's Laughlin, Inc., and
                 Harrah's Reno Holding Company, Inc.,
                 the Grantors, to First American
                 Title Company of Nevada, as Trustee,
                 for the benefit of Bankers Trust
                 Company, as Beneficiary.

     *EX-10(10)  Employee Benefits and Other                   590
                 Employment Matters Allocation
                 Agreement, dated June 30, 1995,
                 between The Promus Companies
                 Incorporated and Promus Hotel
                 Corporation.

     *EX-10(11)  Risk Management Allocation                    618
                 Agreement, dated June 30, 1995,
                 between The Promus Companies
                 Incorporated and Promus Hotel
                 Corporation.

     *EX-10(12)  Tax Sharing Agreement, dated                  632
                 June 30, 1995, between The Promus
                 Companies Incorporated and Promus
                 Hotel Corporation.

     EX-10(13)   Amendment, dated May 26, 1995, to
                 The Promus Companies Incorporated
                 Executive Deferred Compensation
                 Plan.(1)

     EX-10(14)   Amendment, dated May 26, 1995, to
                 The Promus Companies Incorporated
                 Deferred Compensation Plan.(1)

     EX-10(15)   Amendment, dated as of June 7,
                 1995, to Escrow Agreement among
                 The Promus Companies Incorporated,
                 certain subsidiaries thereof and
                 NationsBank.(1)

     *EX-10(16)  Severance Agreement, dated June 30,           650
                 1995, with Bradford W. Morgan.

     *EX-10(17)  Amended and Restated Employment               664
                 Agreement, dated June 30, 1995,
                 between Michael D. Rose and
                 Harrah's Entertainment, Inc.

     EX-10(18)   Amendment, dated April 5, 1995,
                 to The Promus Companies
                 Incorporated 1990 Restricted
                 Stock Plan.(2)

     EX-10(19)   Amendment, dated April 5, 1995,
                 to The Promus Companies
                 Incorporated 1990 Stock
                 Option Plan.(2)

     EX-10(20)   The Promus Companies
                 Incorporated 1996 Non-Management
                 Director's Stock Incentive
                 Plan dated April 5, 1995.(2)

     *EX-10(21)  The Promus Companies                          697
                 Incorporated Key Executive Officer
                 Annual Incentive Plan dated
                 February 24, 1995.

     EX-10(22)   Amendment, dated April 5, 1995,
                 to The Promus Companies Incorporated
                 Amended and Restated Savings and
                 Retirement Plan.(3)

     EX-10(23)   Amendment, dated May 26, 1995,
                 to The Promus Companies Incorporated
                 Amended and Restated Savings and
                 Retirement Plan.(3)

     *EX-10(24)  Agreement, dated April 28, 1995,              701
                 between Michael D. Rose and and
                 The Promus Companies Incorporated
                 concerning treatment of stock options
                 in spin-off.

     *EX-10(25)  Agreement, dated May 1, 1995, between         705
                 Michael D. Rose and The Promus
                 Companies Incorporated concerning
                 treatment of Executive Deferred
                 Compensation Plan account in
                 spin-off.

     *EX-11      Computation of per share earnings.            707

     *EX-27      Financial Data Schedule.                      708

------------
*Filed herewith.

FOOTNOTES
---------
(1) Incorporated by reference from the Company's Current Report on Form 8-K filed June 15, 1995, File No. 1-10410.

(2) Incorporated by reference from the Company's Proxy Statement filed April 25, 1995.

(3) Incorporated by reference from the Company's Registration Statement on Form S-8 filed June 6, 1995, File No. 33-59975.