Form 10-Q
period 1995-09-30
HARRAHS ENTERTAINMENT INC
filed 1995-11-14
CIK 858339

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
      ENDED SEPTEMBER 30, 1995

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

     At September 30, 1995, there were outstanding 102,632,996 shares of the Company's Common Stock.

                            Exhibit Index Page 35

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

     As discussed in Notes 1 and 2, on June 30, 1995, Harrah's, formerly The Promus Companies Incorporated (Promus), completed a planned spin-off (Spin-off) that split the Company into two independent public corporations, one for conducting its casino entertainment business and one for conducting its hotel business. Harrah's retained ownership of the casino entertainment business.
As a result of the Spin-off, the accompanying Consolidated Condensed Financial Statements reflect the hotel business as discontinued operations. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's 1994 Annual Report to Stockholders.

                          HARRAH'S ENTERTAINMENT, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                                                           Sept. 30,    Dec. 31,
(In thousands, except share amounts)                           1995        1994

ASSETS
Current assets
  Cash and cash equivalents                              $   72,821  $   84,968
  Receivables, including notes receivable of
    $402 and $528, less allowance for doubtful
    accounts of $10,311 and $9,551                           49,924      33,051
  Deferred income taxes                                      21,308      18,979
  Supplies                                                   11,886      11,463
  Prepayments and other                                      21,461      23,374
                                                         ----------   ---------
      Total current assets                                  177,400     171,835
                                                         ----------   ---------
Land, buildings, riverboats and equipment                 1,705,334   1,602,620
Less: accumulated depreciation                             (521,252)   (472,779)
                                                         ----------   ---------
                                                          1,184,082   1,129,841
Net assets of discontinued hotel operations
  (Notes 1 and 2)                                                 -     143,008
Investments in and advances to
  nonconsolidated affiliates (Note 9)                        78,510     116,932
Deferred costs and other                                    177,823     176,349
                                                         ----------  ----------
                                                         $1,617,815  $1,737,965
                                                         ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                       $   35,503   $  54,621
  Accrued litigation settlement and related
    costs (Note 8)                                                -      72,101
  Construction payables                                       3,470      10,879
  Accrued expenses                                          175,041     156,446
  Current portion of long-term debt                           1,783       1,036
                                                         ----------   ---------
      Total current liabilities                             215,797     295,083
Long-term debt                                              698,641     727,493
Deferred credits and other                                   65,892      66,735
Deferred income taxes                                         7,551       7,138
                                                         ----------   ---------
                                                            987,881   1,096,449
                                                         ----------   ---------
Minority interests                                           20,591      18,079
                                                         ----------   ---------
Commitments and contingencies (Notes 7, 8 and 9)

Stockholders' equity
  Common stock, $0.10 par value,
    authorized - 360,000,000 shares,
    outstanding - 102,632,996 and 102,402,619
    shares (net of 50,258 and 37,172 shares
    held in treasury)                                        10,263      10,240
  Capital surplus                                           362,663     350,196
  Retained earnings                                         238,697     265,574
  Deferred compensation related to
    restricted stock                                         (2,280)     (2,573)
                                                         ----------  ----------
                                                            609,343     623,437
                                                         ----------  ----------
                                                         $1,617,815  $1,737,965
                                                         ==========  ==========

See accompanying Notes to Consolidated Condensed Financial Statements.


                                       HARRAH'S ENTERTAINMENT, INC.
                               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                               (UNAUDITED)

                                                Third Quarter Ended            Nine Months Ended
(In thousands,                               Sept. 30,     Sept. 30,      Sept. 30,     Sept. 30,
 except per share amounts)                       1995          1994           1995          1994

Revenues
  Casino                                     $363,394      $304,892     $  990,365      $831,376
  Food and beverage                            51,146        44,948        138,422       121,236
  Rooms                                        31,252        30,291         83,758        80,451
  Management fees                               4,413           257         11,224           702
  Other                                        19,130        20,438         65,341        55,966
  Less: casino promotional allowances         (43,511)      (34,015)      (117,468)      (93,883)
                                             --------      --------     ----------      --------
      Total revenues                          425,824       366,811      1,171,642       995,848
                                             --------      --------     ----------      --------
Operating expenses
  Direct
    Casino                                    163,916       139,808        459,032       368,217
    Food and beverage                          27,951        21,192         70,697        62,999
    Rooms                                       8,474         8,942         24,644        25,420
  Depreciation of buildings,
    riverboats and equipment                   19,669        18,179         57,686        51,239
  Development costs                             3,206         7,438         11,863        14,498
  Preopening costs                                  -        10,172              -        15,313
  Other                                        91,982        77,422        266,732       223,971
                                             --------      --------     ----------      --------
      Total operating expenses                315,198       283,153        890,654       761,657
                                             --------      --------     ----------      --------

Operating profit before corporate expense     110,626        83,658        280,988       234,191
Corporate expense                              (6,855)       (7,807)       (21,036)      (19,075)
                                             --------      --------     ----------      --------
Operating income                              103,771        75,851        259,952       215,116
Interest expense, net of interest
  capitalized                                 (19,128)      (18,605)       (56,123)      (56,156)
Interest expense, net, from nonconsolidated
  affiliates                                   (7,345)            -        (15,979)            -
Provision for settlement of litigation and
  related costs (Note 8)                            -          (744)             -        (2,507)
Interest and other income (Note 9)             12,507           374         15,353         1,216
                                             --------      --------     ----------      --------
Income before income taxes and minority
  interest                                     89,805        56,876        203,203       157,669
Provision for income taxes                    (34,924)      (24,587)       (78,520)      (65,645)
Minority interests                             (3,571)       (1,698)        (9,326)       (9,679)
                                             --------      --------     ----------      --------
Income from continuing operations              51,310        30,591        115,357        82,345
Discontinued operations (Note 2)
  Earnings from hotel operations, net of tax
    provisions of $9,833, $15,434,
    and $22,570                                     -        13,592         21,230        29,930
  Spin-off transaction expenses, net of tax
    benefit of $5,134                               -             -        (21,194)            -
                                             --------      --------     ----------      --------
Income before cumulative effect of change in
  accounting policy                            51,310        44,183        115,393       112,275
Cumulative effect of change in accounting
  policy, net of tax benefit of $4,317              -             -              -        (7,932)
                                             --------      --------     ----------      --------
Net income                                   $ 51,310      $ 44,183     $  115,393      $104,343
                                             ========      ========     ==========      ========
Earnings per share
  Continuing operations                      $   0.50      $   0.30     $     1.12      $   0.80
  Discontinued operations
    Earnings from hotel operations, net             -          0.13           0.21          0.29
    Spin-off transaction expenses, net              -             -          (0.21)            -
  Cumulative effect of change in accounting
    policy, net                                     -             -              -         (0.08)
                                             --------      --------     ----------      --------
Earnings per share                           $   0.50      $   0.43     $     1.12      $   1.01
                                             ========      ========     ==========      ========
Average common shares outstanding             103,347       102,818        103,209       102,831
                                             ========      ========     ==========      ========

See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                            Nine Months Ended
                                                         Sept. 30,   Sept. 30,
(In thousands)                                               1995        1994

Cash flows from operating activities
  Net income                                            $ 115,393   $ 104,343
  Adjustments to reconcile net income
    to cash flows from operating activities
      Discontinued operations
        Earnings from hotel operations                    (21,230)    (29,930)
        Spin-off transaction expenses, before income
          taxes                                            26,328           -
      Cumulative effect of change in accounting
        policy, before income taxes                             -      12,249
      Depreciation and amortization                        68,127      65,327
      Other noncash items                                  11,486       6,842
      Minority interests' share of net income               9,326       9,679
      Equity in and distributions of (earnings)
        losses of nonconsolidated affiliates               39,547       8,366
      Net gains from asset sales                          (13,355)          -
      Net change in long-term accounts                     37,973     (21,594)
      Net change in working capital accounts               (3,151)     48,445
      Net change in accrued litigation settlement
        and related costs                                 (42,228)          -
      Tax indemnification payments to Bass                (28,000)    (26,466)
                                                        ---------   ---------
           Cash flows provided by operating activities    200,216     177,261
                                                        ---------   ---------
Cash flows from investing activities
  Land, buildings, riverboats and equipment
    additions                                            (130,143)   (172,440)
  Investments in and advances to
    nonconsolidated affiliates                            (25,544)    (26,264)
  Decrease in construction payables                        (7,409)    (19,369)
  Proceeds from sale of equity investments                 19,910           -
  Proceeds from asset sales                                 9,747       5,426
  Other                                                      (700)    (17,168)
                                                        ---------   ---------
          Cash flows used in investing activities        (134,139)   (229,815)
                                                        ---------   ---------

Cash flows from financing activities
  Net borrowings under Revolving Credit Facility           (9,338)     54,250
  Debt retirements                                        (19,333)    (40,157)
  Minority interest distributions, net of contributions    (6,587)     (6,104)
  Other                                                      (543)          -
                                                        ---------   ---------
          Cash flows provided by (used in) financing
            activities                                    (35,801)      7,989
                                                        ---------   ---------

Cash flows from discontinued hotel operations
  Net transfers to (from) discontinued hotel operations   (17,680)     45,554
  Payment of spin-off transaction expenses                (24,743)          -
                                                        ---------   ---------
          Cash flows provided by (used in) discontinued
            operations                                    (42,423)     45,554
                                                        ---------   ---------

Net change in cash and cash equivalents                   (12,147)        989
Cash and cash equivalents, beginning of period             84,968      58,309
                                                        ---------   ---------
Cash and cash equivalents, end of period                $  72,821   $  59,298
                                                        =========   =========


See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                   (UNAUDITED)

Note 1 - Basis of Presentation and Organization
-----------------------------------------------
     Harrah's Entertainment, Inc., (Harrah's or the Company), a Delaware corporation, is one of America's leading casino companies and currently operates 16 casino entertainment facilities. On January 30, 1995, the Company announced a spin-off, completed on June 30, 1995, to split into two independent public corporations, one for conducting its casino entertainment business and one for conducting its hotel business. Harrah's, formerly The Promus Companies Incorporated (Promus), retained ownership of the casino entertainment business. The Company's hotel operations, which included the Embassy Suites, Hampton Inn and Homewood Suites hotel brands, were transferred to a new entity, named Promus Hotel Corporation (PHC), the stock of which was distributed to Promus' stockholders on a one-for-two basis (the PHC Spin-off). As a result of the PHC Spin-off, Harrah's prior year financial statements have been restated to reflect the hotel business as discontinued operations (see Note 2). The final allocations relating to the PHC Spin-off have not yet been completed.
Management does not believe any adjustments related thereto will be material.

     The Consolidated Condensed Financial Statements include the accounts of Harrah's and its subsidiaries after elimination of all significant intercompany accounts and transactions. Harrah's investment in the joint venture which operates Harrah's New Orleans and its investments in 50% or less owned companies and joint ventures over which Harrah's has the ability to exercise significant influence are accounted for using the equity method. Harrah's reflects its share of income before interest expense of these nonconsolidated affiliates in revenues. Harrah's proportionate share of interest expense of such nonconsolidated affiliates is included in interest expense, net, from nonconsolidated affiliates (see Note 9).

     Certain amounts for the prior year third quarter and nine months ended September 30, 1994, have been reclassified to conform with the presentation for the third quarter and nine months ended September 30, 1995.


Note 2 - Discontinued Operations
--------------------------------
     As discussed in Note 1, on June 30, 1995, Harrah's completed a spin-off of its hotel operations. Accordingly, results of operations and cash flows of the Company's hotel business have been reported as discontinued operations for all periods presented in the Consolidated Condensed Financial Statements. The Consolidated Balance Sheet as of December 31, 1994, also reflects the Company's hotel business as discontinued operations. Summarized financial information of the discontinued operations is presented in the following tables:

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                SEPTEMBER 30, 1995
                                   (UNAUDITED)

Note 2 - Discontinued Operations (Continued)
-------------------------------------------
    Net assets of discontinued hotel operations:
                                                               Dec. 31,
(In thousands)                                                    1994

Current assets                                               $  25,565
Current liabilities                                            (34,461)
                                                             ---------
Net current liabilities                                         (8,896)
Land, buildings and equipment, net                             322,140
Other assets                                                    72,860
Long-term debt, including allocated debt                      (189,943)
Other liabilities and deferred taxes                           (53,153)
                                                             ---------
    Net assets of discontinued hotel operations              $ 143,008
                                                             =========

    As of the date of the PHC Spin-off, the net assets of discontinued hotel operations were $142.3 million. This amount has been charged against the Company's retained earnings in the accompanying unaudited September 30, 1995, Consolidated Condensed Balance Sheet to reflect the distribution of PHC's stock to Promus stockholders on June 30, 1995.

    Earnings from discontinued hotel operations:

                                      Third
                              Quarter Ended          Nine Months Ended
                                   Sept. 30,    Sept. 30,     Sept. 30,
(In thousands)                         1994         1995          1994

Revenues                           $ 65,506     $132,785     $ 184,600
Costs and expenses                  (34,426)     (79,652)     (109,475)
                                   --------     --------     ---------
Operating income                     31,080       53,133        75,125
Interest expense                     (7,682)     (16,742)      (22,703)
Other income                             27          273            78
                                   --------     --------     ---------
Income before income taxes           23,425       36,664        52,500
Provision for income taxes           (9,833)     (15,434)      (22,570)
                                   --------     --------     ---------
Earnings from discontinued
  hotel operations                 $ 13,592     $ 21,230     $  29,930
                                   ========     ========     =========

     In addition to the earnings of its discontinued hotel operations, Harrah's nine months ended September 30, 1995, operating results include a charge of $21.2 million, net of tax, to accrue expenses of the PHC Spin-off transaction.

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1995
                                   (UNAUDITED)

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

     Prior to the PHC Spin-off, the Company's corporate debt was not specifically related to either its casino entertainment or hotel segment. However, corporate debt service requirements had been met using cash flows provided by both segments. Therefore, in anticipation of the PHC Spin-off, a portion of the Company's corporate debt balance, unamortized deferred finance charges and interest expense were allocated to discontinued hotel operations for all periods prior to the PHC Spin-off, based on the percentage of the Company's existing corporate debt expected to be retired using proceeds from the Hotel Facility. Net assets of discontinued hotel operations at December 31, 1994, included allocations to discontinued hotel operations of corporate debt and unamortized deferred finance charges of $187.8 million and $3.2 million, respectively, together with debt specifically related to PHC of $3.3 million. Interest expense of $4.2 million for the third quarter ended September 30, 1994 and $10.5 million and $12.7 million for the nine months ended September 30, 1995 and 1994, respectively, has been allocated to discontinued hotel operations.

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1995
                                   (UNAUDITED)

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

Note 4 - Long-Term Debt
-----------------------
     In connection with the PHC Spin-off, Harrah's negotiated changes to its reducing revolving and letter of credit facility (the Facility) which became effective June 30, 1995. Among the modifications were an increase in total capacity from $650 million to $750 million, an extension of the maturity to July 31, 2000, reduced borrowing costs and modifications to certain financial covenants.


Interest Rate Agreements
------------------------
     To manage the relative mix of its debt between fixed and variable rate instruments, Harrah's enters into interest rate swap agreements to modify the interest characteristics of its outstanding debt without an exchange of the underlying principal amount. As of September 30, 1995 and 1994, Harrah's was a party to the following interest rate swap agreements pursuant to which it pays a variable interest rate in exchange for receiving a fixed interest rate. The average variable rate paid by Harrah's was 6.3% and 4.7% at September 30, 1995 and 1994, respectively, and the average fixed interest rate received was 5.9% at both dates. The impact of these interest rate swap agreements on the effective interest rates of the associated debt was as follows:


                             Effective         Next Semi-
                 Swap         Rate at          Annual Rate
Associated       Rate         Sept. 30,        Adjustment
Debt            (LIBOR+)   1995    1994        Date           Swap Maturity
--------------  --------  -----    ----        -----------    -------------
10 7/8% Notes
  $200 million   4.73%    11.26%   9.16%       October 15     October 1997
8 3/4% Notes
  $50 million    3.42%     9.58%   8.85%       November 15    May 1998
  $50 million    3.22%     9.10%   8.71%       January 15     July 1998

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1995
                                   (UNAUDITED)

Note 4 - Long-Term Debt (Continued)
----------------------------------
     In accordance with the terms of the interest rate swap agreements, the effective interest rate on the $200 million 10 7/8% Notes was adjusted on October 15, 1995, to 10.74%.

     Harrah's also maintains interest rate swap agreements to effectively convert a total of $350 million in variable rate debt to a fixed rate. Pursuant to the terms of these swaps, Harrah's receives variable payments tied to LIBOR in exchange for its payments at a fixed interest rate. The fixed rates to be paid by Harrah's and variable rates to be received by Harrah's are summarized in the following table:

                                          Swap Rate
                           Swap Rate      Received (Variable)     Swap
Notional Amount            Paid (Fixed)   at Sept. 30, 1995       Maturity
---------------            ------------   -------------------     ------------
   $50 million                7.915%           5.938%             January 1998
   $50 million                7.914%           5.875%             January 1998
   $50 million                7.910%           5.938%             January 1998
   $50 million                6.985%           5.813%             March 2000
   $50 million                6.651%           5.875%             May 2000
   $50 million                5.788%           5.875%             June 2000
   $50 million                5.785%           5.875%             June 2000

     The differences to be paid or received under the terms of the interest rate swap agreements described above are accrued as an adjustment to interest expense for the related debt. Changes in the effective interest rates to be paid by Harrah's pursuant to the terms of its interest rate agreements will have a corresponding effect on its future cash flows. These agreements contain a credit risk that the counterparties may be unable to meet the terms of the agreements. Harrah's minimizes that risk by evaluating the creditworthiness of its counterparties, which are limited to major banks and financial institutions, and does not anticipate nonperformance by the counterparties.

     As a component of a transaction whereby Harrah's effectively secured an option to a site for a potential casino, Harrah's has guaranteed a third party's $25 million variable rate bank loan. Harrah's also has entered into an interest rate swap agreement in which Harrah's receives a fixed interest rate of 7% from the third party and pays the variable interest rate of the subject debt, which is currently LIBOR plus 1.0%. The positive value of the swap, which is marked to market by Harrah's, was approximately $0.3 million at September 30, 1995. Adjustments to the swap's market value are included in interest expense in the Consolidated Condensed Statements of Income. The interest rate swap agreement expires December 1, 1996, and is also subject to

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1995
                                   (UNAUDITED)

Note 4 - Long-Term Debt (Continued)
----------------------------------
earlier termination upon the occurrence of certain events. As with the other interest rate swap agreements entered into by Harrah's, this agreement contains an element of risk that the counterparty may be unable to meet the terms of the agreement. Harrah's has minimized such exposure by obtaining a security interest in certain assets of the third party.

Shelf Registration
------------------
     To provide for additional financing flexibility, Harrah's, together with its wholly-owned subsidiary Harrah's Operating Company, Inc. (HOC), has registered up to $200 million of Harrah's common stock or HOC preferred stock or debt securities pursuant to a shelf registration declared effective by the Securities and Exchange Commission on October 11, 1995. The terms and conditions of the HOC preferred stock or debt securities, which will be unconditionally guaranteed by Harrah's, will be determined by market conditions at the time of issuance. The shelf registration is available until October 1997.

Note 5 - Stockholders' Equity
-----------------------------
     In addition to its common stock, Harrah's has the following classes of stock authorized but unissued:
  Preferred stock, $100 par value, 150,000 shares authorized
  Special stock, 5,000,000 shares authorized -
    Series B, $1.125 par value

Note 6 - Supplemental Disclosure of Cash Paid for Interest and Taxes
--------------------------------------------------------------------
     The following table reconciles Harrah's interest expense, net of interest capitalized, per the Consolidated Condensed Statements of Income, to cash paid for interest:
                                                            Nine Months Ended
                                                       Sept. 30,     Sept. 30,
(In thousands)                                             1995          1994

Interest expense, net of amount capitalized             $56,123       $56,156
Adjustments to reconcile to cash paid for
  interest
    Net change in accruals                               11,832        (1,019)
    Amortization of deferred finance charges             (2,839)       (2,163)
    Net amortization of discounts and premiums              (46)         (131)
                                                        -------       -------
Cash paid for interest, net of amount
  capitalized                                           $65,070       $52,843
                                                        =======       =======
Cash payments for income taxes, net of refunds          $63,557       $74,545
                                                        =======       =======

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1995
                                   (UNAUDITED)

Note 7 - Commitments and Contingent Liabilities
-----------------------------------------------
Contractual Commitments
-----------------------
     Harrah's is pursuing additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties, guarantees by Harrah's of third party debt and development completion guarantees. As of September 30, 1995, Harrah's has guaranteed third party loans and leases of $86 million, which are secured by certain assets, and has other contractual commitments of $32 million, excluding amounts previously recorded.

     See Note 9 for discussion of the completion guarantee provided to Harrah's Jazz Company by Harrah's related to development of the New Orleans casino.

Guarantee of Insurance Contract
-------------------------------
     Harrah's has guaranteed the value of a guaranteed investment contract with an insurance company held by Harrah's defined contribution savings plan. Harrah's has also agreed to provide non-interest-bearing loans to the plan to fund, on an interim basis, withdrawals from this contract by retired or terminated employees. Harrah's maximum exposure on this guarantee as of September 30, 1995, is approximately $7.2 million.

Self-Insurance
--------------
     Harrah's is self-insured for various levels of general liability, workers' compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known and anticipated claims, as well as accruals of actuarial estimates of incurred but not reported claims.

Severance Agreements
--------------------
     Harrah's has severance agreements with 17 of its senior executives which provide for payments to the executives in the event of their termination after a change in control, as defined, of Harrah's. These agreements provide, among other things, for a compensation payment equal to 2.99 times the average annual compensation paid to the executive for the five preceding calendar years, as well as for accelerated payment or accelerated vesting of any compensation or awards payable to the executive under any of Harrah's incentive plans. The estimated amount, computed as of September 30, 1995, that would have been payable under the agreements to these executives based on earnings and stock options aggregated approximately $35.7 million.

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1995
                                   (UNAUDITED)

Note 7 - Commitments and Contingent Liabilities (Continued)
----------------------------------------------------------
Tax Sharing Agreements
----------------------
     Under the terms of the Settlement between the Company and Bass PLC (Bass) (see Note 8), the Tax Sharing Agreement entered into connection with the February 7, 1990, spin-off (the 1990 Spin-off) of the Company and acquisition of the Holiday Inn hotel business by Bass has been terminated. Under the Tax Sharing Agreement, Promus was liable, with certain exceptions, for taxes of Holiday and its subsidiaries for all pre-1990 Spin-off tax periods. Bass was obligated under the same agreement to pay Promus the amount of any tax benefits realized by Holiday as a result of adjustments to pre-1990 Spin-off tax periods of Holiday and its subsidiaries. Under the provisions of the Settlement, Harrah's remains obligated for certain tax issues related to Promus and its subsidiaries for the pre-1990 Spin-off tax periods and certain other items related to the final resolution of disputed issues from the Internal Revenue Service (IRS) examination of income tax returns for 1987 through the 1990 Spin-off date. A protest defending the taxpayers' position on all disputed issues for these periods was filed with the IRS during third quarter 1993 and negotiations to resolve these issues were finalized during third quarter 1995. Final resolution of the disputed issues resulted in a favorable settlement on those issues for which Harrah's was obligated.

     In connection with the PHC Spin-off, Harrah's entered into a Tax Sharing Agreement with PHC wherein each company is obligated for those taxes associated with their respective businesses. Additionally, Harrah's is obligated for all taxes of the Company for periods prior to the PHC Spin-off date which are not specifically related to PHC operations and/or PHC hotel locations.

Note 8 - Litigation
-------------------
     In March 1995, the Company entered into a settlement agreement (the Settlement) with Bass of all claims related to the Merger Agreement and Tax Sharing Agreement arising from the 1990 Spin-off of Promus and acquisition of the Holiday Inn hotel business by Bass. As a result of the Settlement, a charge of $49.2 million was recorded in fourth quarter 1994's operating results to accrue the estimated cost of the Settlement, the related legal fees and other associated expenses. Operating results for the third quarter and nine months ended September 30, 1994, include approximately $0.7 million and $2.5 million, respectively, of legal fees and other expenses incurred related to Harrah's defense of this litigation. The provision for settlement of litigation and related costs is not expected to be deductible for federal income tax purposes.

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1995
                                   (UNAUDITED)

Note 8 - Litigation (Continued)
------------------------------
     Harrah's is involved in various inquiries, administrative proceedings and litigation relating to contracts, sales of property and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management believes that the final outcome of these matters will not have a material adverse effect upon Harrah's consolidated financial position or its results of operations.

Note 9 - Nonconsolidated Affiliates
-----------------------------------
Harrah's Jazz Company
---------------------
     A Harrah's subsidiary owns an approximate 53% equity interest in Harrah's Jazz Company (Harrah's Jazz), the partnership which operates the sole land-based casino permitted by law to operate in Orleans Parish, Louisiana. One of Harrah's partners in Harrah's Jazz has an agreement in principle, subject to negotiation and completion of definitive documentation, for an option to purchase a 14.6% ownership interest in Harrah's Jazz currently owned by Harrah's. Because voting control of the partnership is presently shared equally by each partner, Harrah's Jazz is not consolidated into Harrah's financial statements.

     Summarized balance sheet and income statement information for Harrah's Jazz, which Harrah's accounts for using the equity method, as of September 30, 1995 and December 31, 1994, and for the third quarter and nine months ended September 30, 1995 and 1994 were as follows:

Summarized Balance Sheet Information
                                                        Sept. 30,     Dec. 31,
(In thousands)                                              1995         1994

  Current assets                                        $239,686     $454,295
  Land, buildings and equipment, net                     195,725       69,608
  Other assets                                           258,626      141,488
                                                        --------     --------
    Total assets                                         694,037      665,391
                                                        --------     --------
  Current liabilities                                     85,497       23,894
  Long-term debt                                         573,333      510,000
                                                        --------     --------
    Total liabilities                                    658,830      533,894
                                                        --------     --------
      Net assets                                        $ 35,207     $131,497
                                                        ========     ========

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1995
                                   (UNAUDITED)

Note 9 - Nonconsolidated Affiliates (Continued)
----------------------------------------------

Summarized Statements of Operations
                               Third Quarter Ended          Nine Months Ended
                            Sept. 30,     Sept. 30,    Sept. 30,     Sept. 30,
(In thousands)                  1995          1994         1995          1994

  Revenues                  $ 41,215       $   133     $ 66,755      $    233
                            ========       =======     ========      ========

  Operating loss            $(25,243)      $(3,721)    $(59,210)     $(16,221)
                            ========       =======     ========      ========

  Net loss                  $(39,954)      $(4,136)    $(96,290)     $(17,180)
                            ========       =======     ========      ========

    The current estimated project cost, which includes both the temporary casino and permanent casino, is $823.5 million. Harrah's Jazz originally planned to fund the project cost from a combination of partner equity contributions, public debt securities, bank debt and projected operating cash flow from the temporary casino. The temporary casino's operating results since its May opening have fallen significantly below original expectations (see Results of Operations). In connection with its requirement to periodically update the forecasted cash flow from the temporary casino as a condition to use of the proceeds from the issuance of public debt securities, Harrah's Jazz previously assumed, for purposes of internal capital budgeting, that no cash flow would be available from the temporary casino. Subsequent thereto, in early September, Harrah's Jazz further refined the capital budgeting plan to assume that approximately $8.3 million in cash flow would be available from the temporary casino.

    As a result of lower than anticipated revenues in September and October, Harrah's Jazz is currently in the process of reevaluating its financial forecasts for the permanent casino and the temporary casino. It is anticipated that these forecasts will reflect temporary casino negative operating cash flow and permanent casino revenues which are significantly less than the revenues originally projected. Assuming the forecasts reflect temporary casino negative operating cash flow, Harrah's Jazz will be required to obtain funds from other sources to fund presently anticipated project costs. The amount of funding required will likely be $8.3 million plus the amount of any temporary casino negative operating cash flow. It is currently anticipated that Harrah's and HOC will loan the required additional funds to Harrah's Jazz in accordance with their agreement with project lenders and the Louisiana Economic Development and Gaming Corporation, subject to certain conditions and exceptions, to complete the facilities and pay project costs prior to completion. In exchange for its agreements, Harrah's is entitled to receive a fee from Harrah's Jazz upon the completion of the permanent casino under the terms of the Harrah's Jazz debt agreements.

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1995
                                   (UNAUDITED)

Note 9 - Nonconsolidated Affiliates (Continued)
----------------------------------------------
     In its role as temporary casino manager, a Harrah's subsidiary has funded certain payroll and related employee costs on behalf of Harrah's Jazz. At September 30, 1995, the amount outstanding was approximately $14 million.
As of October 31, 1995, the amount of outstanding advances was approximately $17.8 million.

Other
-----
     Condensed financial information relating to a joint venture which owns two Colorado casinos and a restaurant subsidiary has not been presented since their operating results and financial position are not material to Harrah's either individually or in the aggregate. During third quarter 1995, Harrah's sold a portion of its investment in a foreign casino property, reducing its ownership percentage from 20% to 12.5% and resulting in a pre-tax gain of approximately $11.7 million. As a result of this sale, this investment is now recorded under the cost method.

     Harrah's share of nonconsolidated affiliates' combined pre-interest operating results is reflected as Revenues-other in the accompanying Consolidated Condensed Statements of Income as follows:

                                 Third Quarter Ended        Nine Months Ended
                              Sept. 30,     Sept. 30,    Sept. 30,   Sept. 30,
(In thousands)                    1995          1994         1995        1994

Pre-interest operating
  loss (included in
  Revenues-other)             $(11,434)      $(2,731)    $(23,504)    $(8,428)
                              ========       =======     ========     =======

     Harrah's share of nonconsolidated affiliates' combined interest expense is reflected as Interest expense from nonconsolidated affiliates in the Consolidated Condensed Statements of Income.
                                                         Sept. 30,    Dec. 31,
(In thousands)                                               1995        1994

Harrah's investments in and advances to
  nonconsolidated affiliates
    At equity
      Harrah's Jazz                                       $37,695    $ 74,385
      Other                                                 8,435      18,320
    At cost                                                32,380      24,227
                                                          -------    --------
                                                          $78,510    $116,932
                                                          =======    ========

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1995
                                   (UNAUDITED)

Note 10 - Summarized Financial Information
------------------------------------------
     HOC is a wholly-owned subsidiary and the principal asset of Harrah's. Summarized financial information of HOC as of September 30, 1995 and
December 31, 1994, and for the third quarter and nine months ended September 30, 1995 and 1994, prepared on the same basis as Harrah's, was as follows:
                                                       Sept. 30,      Dec. 31,
(In thousands)                                             1995          1994

Current assets                                       $  174,315    $  171,445
Land, buildings, riverboats and
  equipment, net                                      1,184,082     1,129,841
Net assets of discontinued hotel operations                   -       143,008
Other assets                                            256,098       293,015
                                                     ----------    ----------
                                                      1,614,495     1,737,309
                                                     ----------    ----------
Current liabilities                                     197,936       280,295
Long-term debt                                          698,641       727,493
Other liabilities                                        74,733        74,042
Minority interests                                       20,591        18,267
                                                     ----------    ----------
                                                        991,901     1,100,097
                                                     ----------    ----------
    Net assets                                       $  622,594    $  637,212
                                                     ==========    ==========

                               Third Quarter Ended          Nine Months Ended
                            Sept. 30,     Sept. 30,     Sept. 30,    Sept. 30,
(In thousands)                  1995          1994          1995         1994

Revenues                    $425,788      $366,118    $1,170,895     $994,041
                            ========      ========    ==========     ========
Operating income            $102,532      $ 76,240    $  257,563     $214,201
                            ========      ========    ==========     ========
Income from continuing
  operations                $ 50,505      $ 30,845    $  113,804     $ 81,750
                            ========      ========    ==========     ========
Net income                  $ 50,505      $ 44,437    $  113,840     $103,748
                            ========      ========    ==========     ========

     The agreements governing the terms of Harrah's debt contain certain covenants which, among other things, place limitations on HOC's ability to pay dividends and make other restricted payments, as defined, to Harrah's. The amount of HOC'S restricted net assets, as defined, computed in accordance with the most restrictive of these covenants regarding restricted payments, was approximately $613.4 million at September 30, 1995.

                 Item 2.  Management's Discussion and Analysis
                 ---------------------------------------------
                of Financial Condition and Results of Operations
                ------------------------------------------------


   On June 30, 1995, Harrah's Entertainment, Inc. (referred to herein, together with its subsidiaries where the context requires, as "Harrah's" or the "Company"), formerly known as The Promus Companies Incorporated (Promus), completed its previously announced spin-off that split Promus into two independent public corporations, one for conducting its casino entertainment business and one for conducting its hotel business. Promus was renamed Harrah's Entertainment, Inc. and retained ownership of the casino entertainment business. Promus' hotel operations were transferred to a new entity, Promus Hotel Corporation (PHC), the stock of which was distributed to Promus' stockholders on a one-for-two basis (the PHC Spin-off). As a result of the PHC Spin-off, Harrah's historical financial statements reflect the hotel business as discontinued operations.


RESULTS OF CONTINUING OPERATIONS
--------------------------------

Overall
-------
                          Third Quarter  Percentage  First Nine Months  Percentage
(in millions, except      -------------   Increase/  -----------------   Increase/
earnings per share)        1995   1994   (Decrease)    1995      1994   (Decrease)
                          ------ ------  ----------  --------   ------  ----------
Revenues                  $425.8 $366.8      16.1%   $1,171.6   $995.8     17.7%
Operating income           103.8   75.9      36.8%      260.0    215.1     20.9%
Income from continuing
  operations                51.3   30.6      67.6%      115.4     82.3     40.2%
Net income                  51.3   44.2      16.1%      115.4    104.3     10.6%
Earnings per share
  Continuing operations     0.50   0.30      66.7%       1.12     0.80     40.0%
  Net income                0.50   0.43      16.3%       1.12     1.01     10.9%
Operating margin            24.4%  20.7%      3.7pts     22.2%    21.6%     0.6pts

     Harrah's operating results for third quarter and the nine months ended September 30, 1995, include the combined results of its ownership and/or management of 16 casino entertainment facilities located in eight states. Revenues and operating income in third quarter 1995 reached record levels, due primarily to growth within the Riverboat Casino Entertainment Division. Third quarter 1995 also reflects improved operations at Harrah's Atlantic City and the addition of management fees from Harrah's Phoenix Ak-Chin, the Company's first managed Indian gaming operation, which opened on December 27, 1994. These increases in third quarter operating income were partially offset by lower operating income at Harrah's Nevada properties and increased losses from Harrah's share of the Harrah's New Orleans partnership. Harrah's overall operating margin increased 3.7 percentage points for third quarter 1995 compared with the prior year period. The record operating income resulted in higher income from continuing operations for third quarter and the nine months ended September 30, 1995.

   The following table summarizes operating profit before preopening costs and corporate expense for the twelve month periods ended September 30, 1995, 1994 and 1993 in millions of dollars and as a percent of the total for each of Harrah's casino entertainment divisions:

                             Operating Profit Contribution
                                 for the Twelve Months
                                  Ended September 30,
                      --------------------------------------------
                      In Millions of Dollars    Percent of Total
                      ----------------------  --------------------
                        1995   1994   1993     1995   1994   1993
                        ----   ----   ----     ----   ----   ----
  Riverboat             $163   $114   $ 12       47 %   37 %    6 %
  Atlantic City           87     70     68       25 %   22 %   32 %
  Southern Nevada         73     75     77       21 %   24 %   36 %
  Northern Nevada         68     77     73       20 %   25 %   34 %
  Indian Gaming            7      -      -        2 %    -      -
  New Orleans            (23)    (7)     -       (6)%   (2)%    -
  Development costs      (19)   (17)   (10)      (6)%   (5)%   (5)%
  Other                  (10)    (4)    (7)      (3)%   (1)%   (3)%
                        ----   ----   ----      ---    ---    ---
    Total               $346   $308   $213      100 %  100 %  100 %
                        ====   ====   ====      ===    ===    ===



    Riverboat Division
    ------------------

                    Third Quarter     Percentage    Nine Months Ended   Percentage
                  ------------------   Increase/    ------------------   Increase/
(in millions)       1995      1994    (Decrease)      1995      1994    (Decrease)
                  --------  --------  ----------    --------  --------  ----------
Revenues          $  160.7  $  103.7      55.0%     $  444.9  $  296.7     49.9 %
Operating income      49.1      27.6      77.9%        134.1      98.0     36.8 %
Operating margin      30.6%     26.6%      4.0pts       30.1%     33.0%    (2.9)pts
Gaming volume     $2,122.0  $1,205.9      76.0%     $5,804.2  $3,138.3     85.0 %



   Revenues and operating income for third quarter 1995 increased over third quarter 1994 due primarily to the addition of the North Kansas City riverboat casino, which opened on September 23, 1994. Harrah's Joliet and Harrah's Shreveport achieved record third quarter operating income due to growth in gaming volume. Harrah's Mississippi properties also contributed to the improved results, with a combined operating income increase of 33.2% over third quarter 1994.

   Third quarter 1995's overall operating margin for the Riverboat Division improved from the prior year due to the addition of Harrah's North Kansas City and increasing contributions by Harrah's Joliet and Shreveport properties, which are in jurisdictions with a limited number of gaming licenses that restricts competition. In third quarter 1994, the Division's earnings contained a higher proportion of earnings from Harrah's Mississippi properties, both of which face greater competition than Harrah's other riverboat operations and, as a result, operate at lower margins.

     Year to date operating margin declined from 1994, primarily due to decreased operating margins at the Company's Mississippi casinos, particularly Tunica, due to increased competition. Though management believes that Harrah's Mississippi properties have now stabilized at performance levels appropriate under current competitive market conditions, operating margins at the Mississippi properties are not expected to return to the levels achieved during the startup period of limited competition. Generally, the overall operating margin for the Riverboat Division is higher than margins for other divisions due to some of the operational differences between a riverboat facility and conventional land-based properties and lesser levels of competition in some of the riverboat markets.

     In addition to North Kansas City's first year operations, revenue and operating income for the nine months ended September 30, 1995, also include operating results for Harrah's Shreveport for the full period. 1994's results include operations from April 18, 1994, the property's opening date, and reflect the impact of limited competition initially faced by the property.

    Atlantic City
    -------------

                   Third Quarter    Percentage    Nine Months Ended    Percentage
                  ----------------   Increase/    ------------------    Increase/
(in millions)       1995     1994   (Decrease)      1995      1994     (Decrease)
                  --------  ------  ----------    --------  --------   ----------
Revenues          $   97.9  $ 92.7      5.6%      $  259.7  $  236.6      9.8%
Operating income      30.2    26.9     12.3%          68.1      55.5     22.7%
Operating margin      30.8%   29.0%     1.8pts        26.2%     23.5%     2.7pts
Gaming volume     $1,045.2  $925.3     13.0%      $2,744.9  $2,410.6     13.9%


     Led by strong slot volume growth and higher nongaming revenues, Harrah's Atlantic City posted gains in both revenues and gaming volume for both the third quarter and year to date 1995 periods compared with the prior year. The higher revenues for third quarter 1995 were partially offset by a lower table win percentage as compared with third quarter 1994. Lower incremental costs on the additional volume resulted in further improvements to operating income and margins. These improvements can be attributed both to growth within the overall Atlantic City market and to casino improvements made since the prior year at Harrah's Atlantic City.

    Southern Nevada Division
    ------------------------

                    Third Quarter   Percentage      Nine Months Ended   Percentage
                   ---------------   Increase/     -------------------   Increase/
(in millions)       1995     1994   (Decrease)       1995       1994    (Decrease)
                   ------   ------  ----------     --------   --------  ----------
Revenues           $ 75.7   $ 74.5       1.6 %     $  224.9   $  220.5     2.0 %
Operating income     18.2     18.8      (3.2)%         55.6       57.1    (2.6)%
Operating margin     24.0%    25.2%     (1.2)pts       24.7%      25.9%   (1.2)pts
Gaming volume      $739.9   $728.2       1.6 %     $2,214.4   $2,237.8    (1.0)%

     Third quarter gaming volume increased in both Las Vegas and Laughlin as compared to the prior year third quarter, but a lower slot win percentage in Laughlin held gaming revenue for the Division to a 1.1% increase over third quarter 1994. Overall revenues grew 1.6%, however, as Las Vegas continued to benefit from higher nongaming revenues, which increased 10.3% in third quarter 1995 over third quarter 1994. The increases in Division revenues were offset by higher expenses in both markets, as both properties faced increased competition over prior year periods, resulting in declines for both operating income and operating margin.

     Revenues increased for the nine months ended September 30, 1995, as compared to the prior year period primarily as a result of improved nongaming revenues, particularly lodging, in Las Vegas. Operating income and margin for the nine months decreased, however, as both Las Vegas and Laughlin incurred higher costs as a result of increased competition.

    Northern Nevada Division
    ------------------------

                      Third Quarter   Percentage    Nine Months Ended    Percentage
                   ------------------  Increase/   -------------------    Increase/
(in millions)        1995      1994   (Decrease)     1995       1994     (Decrease)
                   --------  -------- ----------   --------   --------   ----------
Revenues           $   94.3  $   95.7    (1.5)%    $  240.9   $  241.3     (0.2)%
Operating income       26.6      31.7   (16.1)%        54.7       62.8    (12.9)%
Operating margin       28.2%     33.1%   (4.9)pts      22.7%      26.0%    (3.3)pts
Gaming volume      $1,139.0  $1,153.2    (1.2)%    $2,877.5   $2,888.7     (0.4)%

     Gaming volume for the third quarter was lower at all three properties during third quarter 1995 as compared to third quarter 1994, primarily due to competition from a major new Reno property that opened in late July. Revenues were further reduced by the higher promotional costs incurred to retain market share and by lower win percentages at Harrah's Lake Tahoe. Operating income decreased 16.1%, with the largest decline coming from Harrah's Reno as that property implemented several competitive adjustments, which increased overall costs.

     Revenues and gaming volume for the nine months ended September 30, 1995 were consistent with the prior year period. Operating income for the nine months decreased at all properties, with Reno experiencing the most significant decline as a result of additional costs incurred in response to the recent market entry of a major competitor.

     Harrah's New Orleans
     --------------------

     Revenues and operating income for third quarter 1995 and 1994 include losses of $9.1 million and $2.1 million, respectively, representing Harrah's pro rata share of losses incurred by the partnership developing Harrah's New Orleans. Harrah's share of partnership losses included in revenues and operating income for the nine months ended September 30, 1995 and 1994 were $20.7 million and $6.9 million, respectively. The higher losses in third quarter 1995 represent Harrah's share of operating losses for the temporary casino, which opened May 1, 1995, including the accelerated write-offs of temporary casino assets due to the limited useful life of the facility. Operating losses of the temporary casino have exceeded planned levels due to lower than expected guest counts and gaming volume including guest counts and gaming volume in the first half of the fall season. Also contributing to the higher losses in 1995 is a decision by Harrah's to recognize, effective September 1, 1995, 52.9% of the partnership's results of operations. Harrah's had previously recognized 38.3% of the partnership's operations due to the existence of a partner's option to acquire the incremental 14.6% interest from Harrah's. Though the original option period has expired, Harrah's and the partner have reached an agreement in principle, subject to negotiation and completion of definitive documentation, to extend the partner's option. Harrah's and its partner have each filed lawsuits regarding certain issues in this matter. A condition of the definitive agreements will be that such litigation will be dismissed upon execution and regulatory approval of the agreements.

     Although Harrah's owns a majority equity interest in the partnership, Harrah's Jazz is not consolidated into Harrah's financial statements because the partnership voting control is presently shared equally by all three partners.
As a result of the lower than expected gaming volume and accelerated writeoffs of the temporary casino, Harrah's expects losses from its New Orleans investment will continue until the opening of the permanent casino in late second quarter 1996. (See Capital Spending and Development section for further discussion of the current status of this development project.)

     Other
     -----

     Development costs include those costs incurred to pursue additional casino development opportunities and, for the nine months ended September 30, 1995 and 1994, were $11.9 million and $14.5 million, respectively.

Other Factors Affecting Income Per Share
----------------------------------------

                                  Third Quarter   Percentage First Nine Months  Percentage
(Income)/Expense                  -------------   Increase/  -----------------  Increase/
(in millions)                      1995    1994   (Decrease)   1995      1994   (Decrease)
                                  -----   -----   ----------  ------    -----   ----------
Preopening costs                  $   -   $10.2      N/A      $    -    $15.3     N/A
Corporate expense                   6.9     7.8    (11.5)%      21.0     19.1     9.9 %
Interest expense                   26.5    18.6     42.5 %      72.1     56.2    28.3 %
Provision for settlement of
  litigation and related costs        -     0.7      N/A           -      2.5     N/A
Other income                       12.5     0.4      N/A        15.4      1.2     N/A
Effective tax rate                 38.9%   43.2%    (4.3)pts    38.6%    41.6    (3.0)pts
Minority interests                $(3.6)  $(1.7)  (111.8)%    $ (9.3)   $(9.7)    4.1 %
Discontinued Operations
  Earnings from hotel operations,
    net of income taxes               -    13.6      N/A        21.2     29.9    29.1 %
  Spin-off transaction expenses,
    net of income taxes               -       -      N/A       (21.2)       -     N/A
Cumulative effect of change
  in accounting policy,
  net of income taxes                 -       -      N/A           -     (7.9)    N/A


   1994 preopening costs represent those costs charged to expense upon the opening of Harrah's Shreveport in April 1994 and Harrah's North Kansas City in September 1994. Third quarter 1994 preopening costs also included the write-off of amounts incurred to date related to Harrah's Maryland Heights project. Corporate expense decreased for the current third quarter as compared with the prior year period due primarily to timing of incurrence of expenses. Corporate expense for the nine months ended September 30, 1995, versus the comparable prior year period, increased due to both higher information technology costs and the inclusion in the 1994 period of the reimbursement of certain expenses.

    Interest expense increased in both the third quarter and nine months ended September 30, 1995, over comparable prior year periods primarily as a result of the inclusion of Harrah's pro rata share of Harrah's New Orleans interest expense.

    The provision for settlement of litigation and related costs included legal fees and other expenses incurred during 1994 related to defense of litigation associated with the 1990 Spin-off of Promus and the acquisition of the Holiday Inn business by Bass PLC. A settlement agreement was reached in March 1995 and reflected in fourth quarter 1994 operating results.

    Other income increased for the third quarter and nine months ended September 30, 1995, versus the comparable prior year periods primarily as a result of an $11.7 million gain on the sale of a portion of Harrah's investment in the partnership developing a casino entertainment facility in Auckland, New Zealand. (See Capital Development section for additional discussion of this transaction.)

    The effective tax rates for all periods are higher than the federal statutory rate primarily due to state income taxes. Minority interests reflect joint venture partners' shares of income at joint venture riverboat casinos.

    As previously discussed, on June 30, 1995, Harrah's completed a spin-off of its hotel operations. Accordingly, the operating results of Harrah's former hotel business are reported as discontinued operations in the accompanying Consolidated Condensed Financial Statements (see further discussion below). The prior year statements have been restated to conform to the 1995 presentation. The nine months ended September 30, 1995, include an after-tax charge of $21.2 million to accrue the expenses of the PHC Spin-off transaction.

    Effective January 1, 1994, Harrah's changed its accounting policy for consolidated casinos related to preopening costs. Operating results for the nine months ended September 30, 1994, reflect the cumulative charge against earnings incurred in connection with this change, net of income taxes, of $7.9 million, or $0.08 per share (see Note 3 to the accompanying Consolidated Condensed Financial Statements).

Discontinued Hotel Operations
-----------------------------

    As a result of the June 30, 1995 PHC Spin-off, there were no earnings from discontinued operations included in Harrah's third quarter 1995 operating results.

    Prior to the PHC Spin-off, Harrah's corporate debt was not specifically related to either its casino entertainment or hotel segment. However, corporate debt service requirements were met using cash flows provided by both segments. Therefore, for all periods prior to the PHC Spin-off, a portion of Harrah's corporate debt balance, unamortized deferred finance charges and interest expense were allocated to discontinued hotel operations for the periods presented based on the percentage of Harrah's existing corporate debt which was expected to be retired using proceeds from the new PHC bank facility. Net assets of discontinued hotel operations at December 31, 1994, included allocations to discontinued hotel operations of corporate debt and unamortized deferred finance charges of $187.8 million and $3.2 million, respectively, together with debt specifically related to PHC of $3.3 million. Interest expense of $4.2 million for the third quarter ended September 30, 1994, and $10.5 million and $12.7 million for the nine months ended September 30, 1995 and 1994, respectively, has been allocated to discontinued hotel operations.

CAPITAL SPENDING AND DEVELOPMENT
--------------------------------

    Harrah's continues to pursue development opportunities within the casino entertainment industry. These opportunities include traditional land-based casinos, riverboat casinos, Indian gaming projects and international casino projects.

Land-Based Casino Development
-----------------------------

    Harrah's New Orleans
    --------------------

    Harrah's Jazz Company (Harrah's Jazz), in which a Harrah's subsidiary is one of three partners, operates the sole land-based casino permitted by law to operate in Orleans Parish, Louisiana. Harrah's Jazz currently operates a temporary casino, which will operate until the construction of a permanent casino entertainment facility is completed. Harrah's Jazz has leased the site of the City's former Rivergate Convention Center, the legally mandated site of the permanent casino, and construction is currently underway on the 400,000 square foot facility (approximately 200,000 square feet of casino space). The permanent facility is expected to open during late second quarter 1996.

    The current estimated project cost, which includes both the temporary casino and permanent casino, is $823.5 million. Harrah's Jazz originally planned to fund the project cost from a combination of partner equity contributions, public debt securities, bank debt and projected operating cash flow from the temporary casino. The temporary casino's operating results since its May opening have fallen significantly below original expectations (see Results of Operations).
In connection with its requirement to periodically update the forecasted cash flow from the temporary casino as a condition to use of the proceeds from the issuance of public debt securities, Harrah's Jazz previously assumed, for purposes of its internal capital budgeting, that no cash flow would be available from the temporary casino. Subsequent thereto, in early September, Harrah's Jazz further refined the capital budgeting plan to assume that approximately $8.3 million in cash flow would be available from the temporary casino.

    As a result of lower than anticipated revenues in September and October, Harrah's Jazz is currently in the process of reevaluating its financial forecasts for the permanent casino and the temporary casino. It is anticipated that these forecasts will reflect temporary casino negative operating cash flow and permanent casino revenues which are significantly less than the revenues originally projected. Assuming the forecasts reflect temporary casino negative operating cash flow, Harrah's Jazz will be required to obtain funds from other sources to fund presently anticipated project costs. The amount of funding required will likely be $8.3 million plus the amount of any temporary casino negative operating cash flow. It is currently anticipated that Harrah's and HOC will loan the required additional funds to Harrah's Jazz in accordance with their agreement with project lenders and the Louisiana Economic Development and Gaming Corporation, subject to certain conditions and exceptions, to complete the facilities and pay project costs prior to completion. In exchange for its agreements, Harrah's is entitled to receive a fee from Harrah's Jazz upon the completion of the permanent casino in accordance with the terms of the Harrah's Jazz debt agreements.

    In its role as temporary casino manager, a Harrah's subsidiary has funded certain payroll and related employee costs on behalf of Harrah's Jazz. At September 30, 1995, the amount outstanding was approximately $14 million.
As of October 31, 1995, the amount of outstanding advances was approximately $17.8 million.

    Harrah's contributed a total of $90 million to the partnership and currently holds a 52.9% equity interest. One of Harrah's partners has an agreement in principle, subject to negotiation completion of definitive documentation, for an option to acquire a 14.6% ownership interest in Harrah's Jazz currently held by Harrah's.


    Existing Land-Based Properties
    ------------------------------

    On October 1, 1995, Harrah's Reno opened a 408-room, 26-story Hampton Inn hotel on the site of Harrah's Reno. The $28 million hotel is company-owned and is being operated under a license agreement with Promus Hotels, Inc. During August 1995, Harrah's announced plans for major expansions at both its Las Vegas and Atlantic City casino properties. Each project includes the addition of a hotel tower and casino space, as follows:

                 Estimated    Costs        Additional
                 Project      Incurred     Casino       Additional     Projected
                 Cost         at Sept. 30  Square       Hotel        Opening Dates
Location        (millions)   (millions)    Feet         Rooms       Casino     Hotel
-------------   ----------   ------------  ----------   ----------  ------    ------
Las Vegas         $146.9         $0.2        17,000        694      Jul-96    Oct-97
Atlantic City       81.0          0.9        10,000        412      Jul-96    Jul-97

Riverboat Casino Development
----------------------------

    Harrah's has announced or completed several enhancements to its existing riverboat casino entertainment properties during the first nine months of 1995. Harrah's recently completed the $5 million renovation of a riverboat which will be transferred to Joliet during fourth quarter as a replacement for the Southern Star. A related $7 million project providing for additions and improvements to Joliet's existing shoreside pavilion is also nearing completion, and is expected to open during first quarter 1996. The costs associated with exchanging the riverboats and with maintaining riverboats until they are returned to service are not material.

    In July 1995, a Harrah's affiliate purchased at a bankruptcy auction the former Southern Belle casino entertainment property, located near the existing Harrah's casino in Tunica County, Mississippi, for $34.2 million. In addition to the purchase price, Harrah's plans to spend up to $49 million to renovate the facility, including the addition of a hotel with approximately 200 rooms. The renovated facility will feature 55,000 square feet of casino space and is expected to open during second quarter 1996. Harrah's currently operates 27,000 square feet of casino space in its present Harrah's Tunica property which is expected to remain open.

    Harrah's has announced a $78 million expansion of Harrah's North Kansas City, to include a second riverboat casino, a 200-room hotel, parking garage and additional shoreside amenities which, when completed, is expected to result in 77% more gaming positions. The opening of the project is subject to the approval of and licensing from the Missouri Gaming Commission.

    In addition to the six riverboat casinos now operating, Harrah's previously announced a second riverboat casino project in the state of Missouri to be located in Maryland Heights, a suburb of St. Louis. Approximately $40 million had been incurred on the project as of the end of third quarter 1995. In March 1995, Harrah's announced plans to form a joint venture with Players International, Inc., to jointly develop a riverboat casino entertainment complex in Maryland Heights. Each company will operate separately branded riverboat casinos and Harrah's, in partnership with Players, will develop the shoreside facility which will include a 300-room Harrah's hotel. Subject to the receipt of the necessary approvals and conclusion of necessary documentation, construction is expected to begin in fourth quarter 1995 and be completed by the end of 1996. Harrah's investment in the project, including the amount invested to date, is expected to be approximately $166 million.

    All of the projects mentioned above are subject to appropriate regulatory approval and, where applicable, the completion of definitive joint venture agreements.

Indian Lands
------------

    Harrah's Phoenix Ak-Chin, the Company's first managed Indian gaming facility, opened on December 27, 1994. The facility is owned by the Ak-Chin Indian Community and is managed by Harrah's for a fee under terms of a management contract with a five year term. Though Harrah's did not fund the development, it guaranteed the community's borrowing for development costs of the casino entertainment facility. Additionally, Sodak Gaming, Inc., has provided a guarantee to Harrah's for one-half of this financing. Harrah's also paid certain development and startup costs on behalf of the community. These costs have now been repaid by the community.

    In April 1995, Harrah's received approval from the National Indian Gaming Commission for gaming management and development agreements between Harrah's and the Upper Skagit Indian Tribe. Construction continues on a $23.5 million casino entertainment facility approximately 70 miles north of Seattle, Washington, which is expected to open in December 1995 and will be managed by Harrah's for a fee under a five year management agreement. Though Harrah's is not funding the development, it has guaranteed the related bank financing.

    In September 1995, Harrah's signed definitive development and management agreements with the Pokagon Band of Potawatomi Indians for future casino developments in Michigan and Indiana. Similar agreements with the Cherokee Nation for a casino development near Asheville, North Carolina are awaiting approval by the National Indian Gaming Commission. Harrah's has also previously announced agreements with certain other Indian tribes, which are in various stages of negotiation and are subject to various conditions, including approval from appropriate government agencies, prior to substantive financial involvement by Harrah's. Upon the receipt of necessary approvals, Harrah's will most likely guarantee the related bank financing for the projects, which could be significant. For all existing guarantees of Indian debt, Harrah's has obtained a first lien on the personal property (tangible and intangible) of the casino enterprise. Additionally, Harrah's also receives a limited waiver from the Indian tribe of its sovereign immunity to allow Harrah's to pursue its rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken.

International
-------------

    Harrah's and its local partner continue construction of a US$335 million casino entertainment facility in Auckland, New Zealand. The facility, which will be managed by Harrah's, will contain approximately 45,000 square feet of casino space and the casino is expected to open during first quarter 1996. During July 1995, the partners completed a private placement offering that lowered Harrah's ownership interest from 20% to 12.5%, resulting in a pre-tax gain to Harrah's of $11.7 million. At September 30, 1995, Harrah's investment in the project was approximately US$17 million.

Other
-----

    In addition to these projects, Harrah's continues the on-going refurbishment and maintenance of its existing casino entertainment facilities to maintain the quality standards set for these properties.

Overall
-------

    Harrah's continues to pursue additional casino entertainment development opportunities in various possible jurisdictions across the United States and abroad. Until necessary approvals to proceed with development of a project are obtained from the appropriate regulatory bodies, the costs of pursuing casino entertainment projects are expensed as incurred. Construction-related costs incurred after the receipt of necessary approvals are capitalized and depreciated over the estimated useful life of the resulting asset. Other preopening costs are deferred as incurred and expensed at the respective property's opening.

    A number of these projects, if they go forward, may require, individually and in the aggregate, a significant capital commitment and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. Cash needed to finance projects currently under development as well as additional projects being pursued by Harrah's will be made available from operating cash flows, the Bank Facility (see Debt and Liquidity section), joint venture partners, specific project financing, guarantees by Harrah's of third party debt and, if necessary, Harrah's debt and/or equity offerings. Harrah's capital spending during the nine months ended September 30, 1995 totalled approximately $156 million. Total anticipated 1995 capital expenditures are estimated at $225 million to $275 million, including the projects discussed in this Capital Spending and Development section as well as other projects and refurbishment of existing facilities. Including the projects discussed above and others under consideration, capital spending of $350 million to $450 million is expected during 1996.


DEBT AND LIQUIDITY
------------------

Bank Facility
-------------

    In connection with the PHC Spin-off, Harrah's negotiated changes to its reducing revolving and letter of credit facility (the Facility) which became effective June 30, 1995. Among the modifications were an increase in total capacity from $650 million to $750 million, an extension of the maturity to July 31, 2000, reduced borrowing costs and favorable modifications to certain financial covenants. As of September 30, 1995, $290.9 million in borrowings were outstanding under the Facility, with an additional $24.1 million committed to back letters of credit. These facility commitments resulted in $435.0 million of the Facility being available to Harrah's as of September 30, 1995. During October 1995, Harrah's senior implied debt rating was upgraded by Standard and Poor's and, in accordance with the Facility agreement, borrowing costs under the Facility have been reduced by 25 basis points to LIBOR plus 50 basis points.

Interest Rate Agreements
------------------------

    To manage the relative mix of its debt between fixed and variable rate instruments, Harrah's enters into interest rate swap agreements to modify the interest characteristics of its outstanding debt without an exchange of the underlying principal amount. As of September 30, 1995, Harrah's was a party to the following interest rate swap agreements which effectively convert certain fixed rate debt to variable rates:


                           Effective         Next Semi-
                 Swap      Rate at           Annual Rate
Associated       Rate      September 30,     Adjustment
Debt            (LIBOR+)   1995              Date           Swap Maturity
--------------   ------    ------------      -----------    -------------
10 7/8% Notes
  $200 million   4.73%       11.26%          October 15     October 1997
8 3/4% Notes
  $50 million    3.42%        9.58%          November 15    May 1998
  $50 million    3.22%        9.10%          January 15     July 1998


    In accordance with the terms of the interest rate swap agreements, the effective interest rate on the $200 million 10 7/8% Notes was adjusted on October 15, 1995, to 10.74%.

    Harrah's has also entered into additional interest rate swap agreements to effectively convert a total of $350 million in variable rate debt to a fixed rate. The swaps, which are summarized in the following table, reset on a quarterly basis.

                                        Swap Rate
                         Swap Rate      Received (Variable)     Swap
Notional Amount          Paid (Fixed)   at September 30, 1995   Maturity
---------------          -----------    ---------------------   -------------
  $50 million               7.915%               5.938%         January 1998
  $50 million               7.914%               5.875%         January 1998
  $50 million               7.910%               5.938%         January 1998
  $50 million               6.985%               5.813%         March 2000
  $50 million               6.651%               5.875%         May 2000
  $50 million               5.788%               5.875%         June 2000
  $50 million               5.785%               5.875%         June 2000


    The differences to be paid or received under the terms of the interest rate swap agreements described above are accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the effective interest rates to be paid by Harrah's pursuant to the terms of its interest rate agreements will have a corresponding effect on its future cash flows. These agreements contain a credit risk that the counterparties may be unable to meet the terms of the agreements. Harrah's minimizes that risk by evaluating the creditworthiness of its counterparties, which are limited to major banks and financial institutions, and does not anticipate nonperformance by the counterparties.

    As a component of a transaction whereby Harrah's effectively secured an option to a site for a potential casino, Harrah's has guaranteed a third party's $25 million variable rate bank loan. Harrah's also entered into an interest rate swap agreement in which Harrah's receives a fixed interest rate of 7% from the third party and pays the variable interest rate of the subject debt (LIBOR plus 1% at September 30, 1995) to the bank. The positive value of the swap, which is marked to market by Harrah's, was approximately $0.3 million at September 30, 1995. Adjustments to the swap's market value are included in interest expense in the consolidated statements of income. Harrah's swap agreement expires December 1, 1996, and is also subject to earlier termination upon the occurrence of certain events.

Shelf Registration
-------------------

    To provide for additional financing flexibility, Harrah's, together with its wholly-owned subsidiary Harrah's Operating Company, Inc. (HOC), has registered up to $200 million of Harrah's common stock or HOC preferred stock or debt securities pursuant to a shelf registration declared effective by the Securities and Exchange Commission on October 11, 1995. The terms and conditions of the HOC preferred stock or debt securities, which will be unconditionally guaranteed by Harrah's, will be determined by market conditions at the time of issuance. The shelf registration is available until October 1997.

INCOME TAX MATTERS
------------------

    Under the terms of the March 1995 Settlement between the Company and Bass PLC (Bass), the Tax Sharing Agreement entered into in connection with the February 7, 1990 spin-off (the 1990 Spin-off) of the stock of Promus to stockholders of Holiday Corporation has been terminated. Under the Tax Sharing Agreement, Promus was liable, with certain exceptions, for taxes of Holiday and its subsidiaries for all pre-1990 Spin-off tax periods. Bass was obligated under the same agreement to pay Promus the amount of any tax benefits realized from pre-1990 Spin-off tax periods of Holiday and its subsidiaries. Under the provisions of the Settlement, Harrah's remains obligated for certain tax issues related to Promus and its subsidiaries for the pre-Spin-off tax periods and certain other items related to the final resolution of disputed issues from the Internal Revenue Service (IRS) examination of income tax returns for 1987 through the 1990 Spin-off date. A protest defending the taxpayers' position on all disputed issues for these periods was filed with the IRS during third quarter 1993 and negotiations to resolve these issues were finalized during third quarter 1995. Final resolution of the disputed issues resulted in a favorable settlement on those issues for which Harrah's was obligated.

    In connection with the PHC Spin-off, Harrah's entered into a Tax Sharing Agreement with PHC wherein each company is obligated for those taxes associated with their respective businesses. Additionally, Harrah's is obligated for all taxes of the Company for periods prior to the PHC Spin-off date which are not specifically related to PHC operations and/or PHC hotel locations.

EFFECTS OF CURRENT ECONOMIC AND POLITICAL CONDITIONS
----------------------------------------------------

    In recent years, the casino entertainment industry in the United States has experienced significant expansion in both existing markets and new jurisdictions. Though expansion is continuing within the industry, the pace of casino gaming approval within new jurisdictions in the United States is unpredictable and, as a result, future increases or decreases in gaming demand and legalization are difficult to predict. The proliferation of casino gaming has also been furthered in recent years by the Indian Gaming Regulatory Act of 1988 which, as of October 23, 1995, had resulted in the approval of 140 compacts for the development of casinos on Native American lands in 24 states.

    Development has begun on several new projects and major expansions of existing properties in and around Las Vegas. Revenues in the Laughlin market continue to be impacted by the recently completed additions to competitive supply in and around Las Vegas and from Indian casinos in the region. In Reno, a major new property which adds substantial additional casino space and hotel rooms to that market opened July 28, 1995. New casino projects have been announced recently in Atlantic City.

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


INTERCOMPANY DIVIDEND RESTRICTION
---------------------------------

    Agreements governing the terms of its debt require Harrah's to abide by covenants which, among other things, limit HOC's ability to pay dividends and make other restricted payments, as defined, to Harrah's. The amount of HOC's restricted net assets, as defined, computed in accordance with the most restrictive of these covenants regarding restricted payments, was approximately $613.4 million at September 30, 1995. Harrah's principal asset is the stock of HOC, a wholly-owned subsidiary. HOC holds, directly and through subsidiaries, the principal assets of Harrah's businesses. Given this ownership structure, these restrictions should not impair Harrah's ability to conduct its business through its subsidiaries or to pursue its development plans.

                           PART II - OTHER INFORMATION
                           ---------------------------

                    Item 6.  Exhibits and Reports on Form 8-K
           ----------------------------------------------------------


(a)  Exhibits

     *EX-11    Computation of per share earnings.

     *EX-27    Financial Data Schedule.

------------
*Filed herewith.


(b) No reports on Form 8-K were filed during the quarter ended September 30, 1995.

                                    Signature
                                    ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          HARRAH'S ENTERTAINMENT, INC.



November 14, 1995                    BY:  /s/ MICHAEL N. REGAN
                                          ------------------------------
                                          Michael N. Regan
                                          Vice President and Controller
                                          (Chief Accounting Officer)

                                  Exhibit Index
                                  -------------



Exhibit No.              Description                 Sequential Page No.
-----------              ------------                ------------------

*EX-11         Computation of per share earnings.            36

*EX-27         Financial Data Schedule.

------------
*Filed herewith.