Form 10-K
period 1995-12-31
HARRAHS ENTERTAINMENT INC
filed 1996-03-06
CIK 858339

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                   FORM 10-K
                              -------------------

(MARK ONE)

X FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

/ / FOR THE TRANSITION PERIOD FROM                  TO                  .

                          COMMISSION FILE NO. 1-10410
                          HARRAH'S ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                 I.R.S. NO. 62-1411755
          (State of Incorporation)                 (I.R.S. Employer Identification No.)

                                1023 CHERRY ROAD
                            MEMPHIS, TENNESSEE 38117
              (Address of principal executive offices) (zip code)
       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (901) 762-8600
                              -------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS                                         NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------------------------   ------------------------------------------
Common Capital Stock, Par Value $0.10 per share*            NEW YORK STOCK EXCHANGE
                                                            CHICAGO STOCK EXCHANGE
                                                            PACIFIC STOCK EXCHANGE
                                                            PHILADELPHIA STOCK EXCHANGE
10 7/8% Senior Subordinated Notes due 2002 of Harrah's      NEW YORK STOCK EXCHANGE
  Operating Company, Inc.**

------------

 * Common Capital Stock also has special stock purchase rights listed on each of the same exchanges

** Securities guaranteed by Registrant

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

    The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of $27.50 for the Common Stock as reported on the New York Stock Exchange Composite Tape on January 31, 1996, is $2,760,655,067.50.

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 1996.

Common Stock...........................................   102,770,552 Shares

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement for the 1996 Annual Meeting of Stockholders, which will be filed within 120 days after the end of the fiscal year, are incorporated by reference into Part III hereof and portions of the Company's Annual Report to Stockholders for the year ended December 31, 1995 are incorporated by reference into Parts I and II hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES.

    Harrah's Entertainment, Inc. (referred to herein, together with its subsidiaries where the context requires, as the "Company" or "Harrah's") is one of the leading casino entertainment companies in the United States. It currently operates casino entertainment facilities in fourteen different markets.

    Harrah's, formerly named The Promus Companies Incorporated ("Promus"), was incorporated on November 2, 1989 under Delaware law. On June 30, 1995, Promus transferred its hotel business to a new entity, Promus Hotel Corporation ("PHC"), and spun-off PHC as a separate public corporation which is not affiliated with the Company. Promus retained ownership of its casino entertainment business and changed its name to Harrah's Entertainment, Inc.

    Harrah's conducts its business through its wholly-owned subsidiary, Harrah's Operating Company, Inc. ("HOC") (formerly named Embassy Suites, Inc. ("Embassy")), and through HOC's subsidiaries. The principal asset of Harrah's is the stock of HOC, which holds, directly or indirectly through subsidiaries, substantially all of the assets of the Company's businesses. The principal executive offices of Harrah's are located at 1023 Cherry Road, Memphis, Tennessee 38117, telephone (901) 762-8600.

    Operating data for the three most recent fiscal years, together with corporate expense, interest expense and other income, is set forth on page 35 of the Annual Report. Information regarding mortgages on properties of the Company is set forth on pages 40 through 42 of the Annual Report. The preceding pages of the Annual Report are incorporated herein by reference.

    For information on operating results and a discussion of those results, see "Management's Discussion and Analysis--Results of Operations" on pages 25 through 28 of the Annual Report, which pages are incorporated herein by reference.

                              CASINO ENTERTAINMENT

GENERAL

    Harrah's casino business commenced operations more than 58 years ago and is unique among casino entertainment companies in its broad geographic diversification. Harrah's operates casino hotels in the five traditional U.S. gaming markets of Reno, Lake Tahoe, Las Vegas and Laughlin, Nevada and Atlantic City, New Jersey. It also operates riverboat casinos in Joliet, Illinois; dockside casinos in Vicksburg and Tunica, Mississippi, Shreveport, Louisiana and North Kansas City, Missouri; limited stakes casinos in Central City and Black Hawk, Colorado; and casinos on two Indian reservations, one near Phoenix, Arizona and the other north of Seattle, Washington. On February 2, 1996, the Company commenced operations of a land-based casino in Auckland, New Zealand.

    As of December 31, 1995, Harrah's operated a total of approximately 547,200 square feet of casino space, 15,335 slot machines, 801 table games, 5,736 hotel rooms or suites, approximately 79,100 square feet of convention space, 56 restaurants, 5 showrooms and 4 cabarets. Harrah's marketing strategy is designed to appeal primarily to the broad middle-market gaming customer segment. Harrah's strategic direction is focused on establishing a well-defined brand identity that communicates a consistent message of high quality and excellent service.

LAND BASED CASINOS

ATLANTIC CITY

    The Harrah's Atlantic City casino hotel ("Harrah's Atlantic City") is situated on 21.4 acres in the Marina area of Atlantic City and has approximately 65,500 square feet of casino space with 2,012 slot machines and 89 table games. It consists of dual 16-story hotel towers with 268 suites and 492 regular rooms and adjoining low rise buildings which house the casino space and the 26,100 square foot convention center. The facilities include eight restaurants, an 850-seat showroom, a pool, health club, teen center with video games, child care facilities and parking for 2,341 cars. The property also has a 76-slip marina.

    In August 1995, the Company announced a major expansion of the property, with project costs estimated at $80.7 million. The expansion plans include increasing the casino space by approximately 13,500 square feet, construction of a new 416-room, 16-story hotel tower, increased parking and enhancement of the facility's restaurant offerings. Construction on the casino expansion commenced in October 1995, with completion expected in July 1996. Hotel tower construction is expected to begin in April 1996 with a targeted completion in July 1997.

    In June 1995, the Company acquired approximately 8.45 acres of land adjacent to Harrah's Atlantic City along with 170 acres of wetlands in the Marina area of Atlantic City and received cash in exchange for approximately 4.5 acres of undeveloped property on Atlantic City's Boardwalk.

    Most of the casino's customers arrive by car from within a 150-mile radius which includes Philadelphia, New York and northern New Jersey, Harrah's Atlantic City's primary feeder markets.

LAS VEGAS

    Harrah's Las Vegas is located on approximately 17.8 acres of the Strip in Las Vegas and consists of a 15-floor hotel tower, a 23-floor hotel tower, a 35-story hotel tower, and adjacent low-rise buildings which house the 15,000 square foot convention center and the casino. The hotel has 1,641 regular rooms and 56 suites. The Harrah's Las Vegas complex has approximately 73,800 square feet of casino space, with 1,769 slot machines and 87 table games. Also included are five restaurants, the 525-seat Commander's Theatre, a health club and a heated pool. There are 2,863 parking spaces available, including a substantial portion in a self-park garage.

    In August 1995, the Company announced plans for a $150 million expansion of Harrah's Las Vegas, including a new 35-story hotel tower, with 660 standard rooms and 28 suites, 17,000 square feet of additional casino space and new restaurant facilities, as well as a renovation of the facade of the casino located on the Las Vegas Strip. Construction is expected to begin in first quarter 1996, with completion of the casino expansion expected in September 1996 and the hotel tower completion targeted for October 1997.

    The casino's primary feeder markets are the Midwest, California and Canada.

LAKE TAHOE

    Harrah's Lake Tahoe is situated on 22.9 acres near Lake Tahoe and consists of an 18-story tower and adjoining low-rise building which house a 16,500 square foot convention center and approximately 63,200 square feet of casino space, with 1,872 slot machines and 126 table games. The casino hotel, with 79 suites and 453 luxury rooms, has nine restaurants, the 800-seat South Shore Showroom, a health club, retail shops, a heated pool and an arcade. The facility has customer parking for 854 cars in a garage and 1,098 additional spaces in an adjoining lot.

    Harrah's also operates Bill's Lake Tahoe Casino which is located on a 2.1 acre site adjacent to Harrah's Lake Tahoe casino hotel. The casino includes approximately 18,000 square feet of casino space, with 653 slot machines and 29 table games and two casual on-premise restaurants, Bennigan's and McDonald's, operated by non-affiliated restaurant companies.

    The primary feeder markets for both casinos are California and the Pacific Northwest.

RENO

    Harrah's Reno, situated on approximately 3.7 acres, consists of a casino hotel complex with a 24-story structure, a 14,500 square foot convention center and 58,300 square feet of casino space, with 1,599 slot machines and 75 table games. The hotel, with eight suites and 557 rooms, has seven restaurants, including a Planet Hollywood restaurant and lounge operated by a non-affiliated company, the 420-seat Sammy's Showroom, a pool, a health club and an arcade. The complex can accommodate guest parking for 1,739 cars, including a valet parking garage, a self-park garage and off-site valet parking.

    In October 1995, the Company opened a new 408-room 26-story Hampton Inn hotel adjacent to Harrah's Reno. The hotel, which is operated by Harrah's pursuant to a license agreement from Promus Hotels, Inc. (a subsidiary of PHC), provides an additional supply of high-quality, moderately-priced guest rooms.

    The primary feeder markets for Harrah's Reno are northern California, the Pacific Northwest and Canada.

LAUGHLIN

    Harrah's Laughlin is located in Laughlin, Nevada on a 44.9 acre site in a natural cove on the Colorado River and features a hotel with 1,635 standard rooms and 22 suites, a 90-seat cabaret and seven restaurants, including a McDonald's and a Baskin Robbins which are operated by non-affiliated companies. It is the only property in Laughlin with a developed beachfront on the river. Harrah's Laughlin has approximately 47,000 square feet of casino space, with 1,396 slot machines and 44 table games, and approximately 7,000 square feet of convention center space. The facility has customer parking for 2,789 cars, including a covered parking garage, and a park for recreational vehicles.

    The casino's primary feeder markets are the Los Angeles and Phoenix metropolitan areas where a combined total of more than 17 million people reside.

CENTRAL CITY AND BLACK HAWK

    The Company owns an approximate 21.7 percent interest in Eagle Gaming, L.P. and its related entities ("Eagle"). Eagle owns casinos in Central City and Black Hawk, Colorado that Harrah's manages for a fee. Both of the casinos are approximately 45 minutes from downtown Denver.

    Harrah's Central City is located in four historic buildings decorated in authentic 1800's Victorian furnishings. The casino, with approximately 8,000 square feet of casino space, 465 slot machines and 9 table games, features the 100 year old Glory Hole Bar and the Gilded Garter Cabaret, with live entertainment, two restaurants and a gift shop.

    Harrah's Black Hawk is located in the historic mining town of Black Hawk and is on three levels in buildings decorated in Victorian design reminiscent of the gold rush days in the late 1800's. At year end, the casino had approximately 18,100 square feet of casino space, 659 slot machines, 14 table games, a restaurant and a gift shop.

    In July 1995, Eagle purchased the Blazing Saddles Casino adjacent to Harrah's Black Hawk and the remaining 50% interest in a remote parking lot. The acquisition added approximately 2,000 square feet of casino space to Harrah's Black Hawk. Eagle is constructing a valet parking staging area behind its Black Hawk facility.

    Both of these casinos offer limited stakes gaming pursuant to Colorado law. Complimentary shuttle service is available between Harrah's Black Hawk and Harrah's Central City, a distance of approximately one mile. The primary feeder market for both casinos is the Denver/Boulder metropolitan area.

    The Company has guaranteed repayment of $5 million of partnership bank financing in connection with the Black Hawk and Central City facilities. The Company has also committed to loan additional funds to Eagle in the approximate amount of $2.1 million, to be funded on an as needed basis. Approximately $900,000 of this commitment has been funded during 1996. The Company has fully reserved its investments in Eagle except for the guarantee and commitments described above.

NEW ZEALAND

    Harrah's Sky City, a casino entertainment facility in Auckland, New Zealand, opened in February 1996, with approximately 45,000 square feet of casino space, 1,042 slot machines and 97 table games. The facility also features four restaurants, several lounges, retail shopping outlets and underground garage visitor parking for 1,950 cars as well as additional surface parking. Scheduled to open later in 1996 will be a 344-room hotel, a 770-seat theater and conference and meeting rooms. A special attraction of the facility is a 1,076-foot Sky Tower, which is scheduled to open by mid-1997.

    The project is owned and being developed by a New Zealand corporation in which Harrah's ownership is 12.5%. Harrah's manages the facility for a fee under a long-term management contract. Construction of the US$340 million facility was funded through a combination of equity contributions and non-recourse debt. The Company's investment in the partnership is approximately US$17 million.

NEW ORLEANS

    Harrah's New Orleans Investment Company, an indirect wholly-owned subsidiary of the Company ("Harrah's Investment"), is the owner of an approximate 47% interest in a partnership named Harrah's Jazz Company ("Harrah's Jazz"). The other partners are Grand Palais Casino, Inc. and New Orleans/Louisiana Development Corporation ("NOLDC").

    On November 22, 1995, Harrah's Jazz and its wholly-owned subsidiary, Harrah's Jazz Finance Corp., filed for reorganization under Chapter 11 of the Bankruptcy Code. Prior to the filing, Harrah's Jazz was operating a temporary casino in the New Orleans, Louisiana Municipal Auditorium (the "Temporary Casino") and constructing a new permanent casino facility on the site of the former Rivergate Convention Center in downtown New Orleans (the "Permanent Casino"). Harrah's Jazz ceased operation of the Temporary Casino and construction of the Permanent Casino on November 22, 1995 prior to the bankruptcy filings.

    On November 19, 1995, representatives of the Harrah's Jazz bank syndicate informed Harrah's Jazz that the bank syndicate would not disburse funds to Harrah's Jazz under the terms of Harrah's Jazz's $175 million bank credit facility (the "Bank Credit Facility"). Faced with an absence of funding, on November 21, 1995, Harrah's Jazz decided to cease Temporary Casino operations and construction on the Permanent Casino, as well as to file for bankruptcy protection. The Bank Credit Facility was accelerated and terminated by the bank lenders on November 21, 1995. Thereafter, on November 22, 1995, the bankruptcy filings were made.

    In connection with the closing in November 1994 of the 14.25% First Mortgage Notes due 2001 of Harrah's Jazz (the "Public Debt") and the Bank Credit Facility, the Company delivered completion guaranties to the trustee under the Public Debt (under which the City of New Orleans (the "City") was an express third party beneficiary), the bank lenders under the Bank Credit Facility and the Louisiana Economic Development and Gaming Corporation (the state agency regulating Harrah's Jazz ("LEDGC")). Each completion guaranty was subject to certain conditions, exceptions and qualifications. The Company believes that the failure of Harrah's Jazz to obtain the funds under the Bank Credit Facility and the acceleration of the loan by the bank syndicate terminated the Company's obligations under the completion guaranties.

    Harrah's Investment made total capital contributions to the project of approximately $90 million, and Harrah's New Orleans Management Company has outstanding advances to the project of approximately $25 million. In addition, in December 1995, the Company acquired from a commercial bank a $16 million loan to NOLDC in satisfaction of the Company's obligations under a preexisting agreement with the bank. The Company has written off these investments and other related costs in the project.

    Harrah's Investment currently owns approximately 47% of the general partnership interests of Harrah's Jazz. The debt of Harrah's Jazz is not consolidated with the Company's financial statements for accounting purposes.

    Harrah's Jazz has until March 21, 1996, which date may be extended by the Bankruptcy Court, the exclusive right under the bankruptcy laws to submit a plan of reorganization. Discussions concerning the reorganization plan have occurred among certain interested parties, but a number of issues remain to be resolved and there can be no assurance that such discussions will lead to an agreement among all necessary parties.

    The Company has offered to invest an additional $75 million in the project and deliver a new completion guaranty if a reorganization plan approved by the Company is consummated. The Company has also offered to invest, prior to plan consummation, up to $10 million in the form of debtor-in-possession financing (such financing would be repaid or converted into equity (and count toward the $75 million investment referred to above) upon consummation of a reorganization plan approved by the Company) if the Company and other interested parties reach an agreement in principle as to the key elements of the plan. There can be no assurance that any agreements will be reached or a reorganization plan consummated.

    On March 4, 1996, Harrah's Jazz entered into a preliminary agreement with the City which provides for, among other things, an immediate $4.3 million cash payment by Harrah's Jazz to the City, of which $2.5 million is being funded by the Company as debtor-in-possession financing and the balance is being funded from Harrah's Jazz's assets. Although the $2.5 million loan is an administrative priority claim in the bankruptcy, there can be no assurance that the loan will be repaid. In exchange for these agreements by Harrah's Jazz, the City agreed to waive any requirements to reopen the Temporary Casino and negotiate in good faith numerous specified issues relating to the lease of the Permanent Casino site.

    In December 1995 Harrah's Investment filed a voluntary bankruptcy petition under Chapter 11 of the Bankruptcy Code. The filing was made to facilitate efforts to reorganize Harrah's Jazz.

    See "Legal Proceedings" herein for a discussion of legal actions filed in connection with the New Orleans project. See "Management's Discussion and Analysis--Harrah's Jazz Company" on pages 28 and 29 of the Annual Report for further information regarding New Orleans.

RIVERBOAT CASINOS

JOLIET

    Harrah's Joliet, the Company's first riverboat casino operation, is located in downtown Joliet, Illinois, on the Des Plaines River. The facilities include two riverboats. The Harrah's Northern Star, a modern 210-foot mega-yacht, has 17,000 square feet of casino space with 30 table games and 477 slot machines. This riverboat, which has three levels, has the capacity to accommodate approximately 825 guests per cruise. It offers six cruises per day. The second riverboat casino, the newly renovated Southern Star II (formerly the Shreveport
Rose), which replaced the Harrah's Southern Star vessel in November 1995, is a 210-foot long riverboat and contains approximately 20,200 square feet of casino space. The riverboat features 495 slot machines, 28 table games, and can accommodate up to 825 guests per cruise. It offers eight cruises per day. With both riverboats in operation on a typical weekday, Harrah's can serve 11,550 customers based on a combined total of 14 excursions. Dockside facilities include a 35,000 square foot pavilion with a buffet restaurant, one lounge and a retail shop. Parking is available for 1,071 cars, including a 4-story parking garage with 580 spaces. In September 1995, the Company commenced construction of an expansion of and improvements to the shoreside pavilion at Harrah's Joliet involving an approximate cost of $8 million. The expansion, which is expected to be completed in second quarter 1996, will increase the pavilion by approximately 4,400 square feet, and will include new meeting room facilities, enhanced restaurant facilities and improvements to the public area.

    A partnership, in which an indirect subsidiary of the Company is the 80 percent general partner, developed and owns the dockside facilities, the Harrah's Northern Star and the Southern Star II vessels, and the riverboat businesses. The businesses are operated by Harrah's for a fee under a long-term management contract.

    The Chicago metropolitan area is the primary feeder market for Harrah's Joliet, with Joliet being only 30 miles from downtown Chicago.

TUNICA

    Harrah's Tunica is a dockside riverboat casino located in Tunica, Mississippi, approximately 30 miles south of downtown Memphis, Tennessee. The stationary riverboat, with a classic antebellum design, has 27,000 square feet of casino space on two levels, with 992 slot machines, 34 table games and an entertainment lounge. On the third level there is approximately 3,000 square feet for conventions, meetings and special events. Adjacent to the riverboat casino is a 30,000 square foot pavilion that houses two restaurants, employee facilities and executive offices. On-site parking is available for 1,336 cars with valet parking available.

    A partnership, of which the Company is the 83% general partner, owns the constructed facilities and the casino business. The underlying land, including adjoining land used for a private access road and a sewage treatment facility, is under long term lease to the partnership with options to purchase. The riverboat casino business is operated by Harrah's for a fee under a long-term management contract.

    The primary feeder market for Harrah's Tunica is the Memphis metropolitan area.

    In July 1995, a partnership, of which the Company is the 83% general partner, acquired at bankruptcy auction the leasehold and improvements constituting the former Southern Belle casino entertainment property located near the existing Harrah's casino in Tunica County, Mississippi. The Southern Belle is currently under renovation, including the addition of a hotel with approximately 200 rooms. The renovated facility, to be called Harrah's Tunica Mardi Gras Casino, is expected to be completed during second quarter 1996 and will feature approximately 50,000 square feet of casino space, with 1,189 slot machines and 56 table games, three food outlets, a child care facility, retail shop, a 15,400 square foot entertainment/ballroom area and customer parking for 2,712 cars. The total project cost for the Harrah's Tunica Mardi Gras Casino, including the cost of acquisition, is estimated at $87.2 million. Under current plans, the Company's existing Harrah's Tunica facility is expected to remain open after the opening of the second facility. The opening of the second facility is subject to receipt of necessary regulatory approvals.

VICKSBURG

    Harrah's Vicksburg is the Company's dockside casino entertainment complex in Vicksburg, Mississippi. The complex, which is located in downtown Vicksburg on the Yazoo Diversion Canal of the Mississippi River, includes a 297-foot long stationary riverboat casino designed in the spirit of a traditional 1800's riverboat with approximately 11,800 square feet of casino space, 574 slot machines and 40 table games. The casino is docked next to the Company's shoreside entertainment complex which features a buffet, a restaurant/lounge, a child care facility, a retail outlet and meeting rooms/convention area. Adjacent to the riverboat is a 117-room Harrah's hotel owned and operated by the Company and two covered parking garages are across the street with combined parking for 839 cars. The Company owns the riverboat and holds long-term rights to all real property pertaining to the project.

    The casino's primary feeder markets are western and central Mississippi and eastern Louisiana.

SHREVEPORT

    Harrah's Shreveport is the Company's dockside riverboat casino in downtown Shreveport, Louisiana. In February 1995, the Company replaced its initial riverboat in Shreveport with a 254-foot long 19th-century design paddlewheeler riverboat. The new riverboat, the ShreveStar, has 30,000 square feet of gaming space with 928 slot machines and 49 table games. A 42,000 square foot pavilion adjoins the casino on the banks of the Red River and includes a 4,100 square foot area for private parties and group functions and three restaurants.

    The casino and related facilities were developed by a partnership in which an indirect subsidiary of the Company is the 99% general partner. In February 1996, a separate indirect subsidiary of the Company acquired the remaining one percent interest in the partnership not owned by the Company and accordingly, the Company now owns 100% of this casino and related facilities.

    The primary feeder markets for the casino are northeastern Louisiana and east Texas, including the Dallas/Fort Worth metropolitan area.

NORTH KANSAS CITY

    The Company owns and operates a riverboat casino in North Kansas City, Missouri. The facilities include a 295-foot long classic sternwheeler designed stationary riverboat with approximately 31,600 square feet of casino space, with 969 slot machines and 80 table games. Shoreside facilities include a 53,100 square foot pavilion that houses three restaurants, a meeting room, employee facilities and administrative offices. On-site parking is available for 1,800 cars.

    In June 1995, the Company announced a $78 million expansion of Harrah's North Kansas City, to include a second riverboat casino with approximately 30,000 square feet of casino space, 45 table games and 879 slot machines. Also included in the expansion is a 200 room hotel, a 30,500 square feet addition to the shoreside pavilion, enhanced restaurant facilities and additional parking areas, including a three-story 1,060-space parking garage. Construction of the expansion commenced in fourth quarter 1995, with completion expected in stages as follows: the parking garage in March 1996, the second riverboat casino in June 1996, the pavillion addition and enhanced restaurant facilities in October 1996 and the hotel in December 1996. The opening of the second riverboat is subject to receipt of all necessary regulatory approvals.

    The casino's primary feeder market is the Kansas City metropolitan area.

UNDER DEVELOPMENT

ST. LOUIS-RIVERPORT

    The Company is currently constructing a riverboat casino project along the Missouri River in Maryland Heights, Missouri, in northwest St. Louis County, 16 miles from downtown St. Louis, with Players International, Inc. ("Players"). The partnership formed by Harrah's and Players will lease space to both Harrah's and Players in which to operate their separately branded casinos and specialty restaurants. Each company will operate two riverboat casinos. Each of the Company's riverboats will include approximately 30,000 square feet of gaming space.

    A 330,000 square foot shoreside pavilion will include a buffet restaurant, lounge, retail space and conference facilities. Also included in the shoreside facilities will be a 7-story 291-room Harrah's hotel, a 1,500-car parking garage and surface parking for 3,600 cars. Harrah's will manage the shoreside pavilion, hotel and parking areas for a fee.

    Approximately 74 acres of land being used for the development is owned by the Company and leased to the partnership. Approximately 140 acres of additional land to be used for the development was purchased by the partnership.

    The total estimated investment by the Company will be $166 million. Construction on the project commenced in October 1995, with completion targeted for first quarter 1997. Opening of the project is subject to various regulatory and other necessary approvals.

INDIAN GAMING

AK-CHIN

    Harrah's Phoenix Ak-Chin casino is owned by the Ak-Chin Indian Community and is located on the Community's reservation, approximately 25 miles south of Phoenix, Arizona. The casino includes 32,000 square feet of casino space with 475 slot machines, 23 poker tables, bingo, keno, a restaurant, an entertainment lounge, meeting rooms and a retail shop. The complex has customer parking for approximately 1,000 cars and has valet parking available. Harrah's manages the casino for a fee under a management contract that has a five year term, expiring in December 1999. Renewal of the contract would require mutual agreement between Harrah's and the Ak-Chin Community and approval by the NIGC.

    The Company has guaranteed repayment of a bank loan, the proceeds of which were used to construct the Ak-Chin facility, and Sodak Gaming, Inc. ("Sodak") has provided a guarantee to Harrah's for one-half of this financing. Approximately $13.2 million of the loan was outstanding as of December 31, 1995.

    The primary feeder markets for the casino are Phoenix and Tucson.

UPPER SKAGIT

    Harrah's Skagit Valley casino opened in December 1995 and is located on the Upper Skagit Indian Reservation, approximately 70 miles north of Seattle, Washington. The casino includes 26,000 square feet of casino space with an 800-seat bingo parlor which also serves as a showroom, 44 gaming tables, poker, keno and pull tabs. Non-gaming amenities include nightly live entertainment, two restaurants as well as an arcade and gift shop. The complex has customer parking for approximately 1,000 cars. Harrah's manages the casino for a fee under a management contract that has a five year term, expiring in December 2000. Renewal of the contract would require mutual agreement between Harrah's and the Upper Skagit Indian Tribe and approval by the NIGC.

    The Company has guaranteed the Tribe's repayment of a bank loan of $22.8 million, the proceeds of which were used to construct the Upper Skagit facility. At year end 1995, $18.7 million of the loan had been drawn and was outstanding.

    The primary feeder markets for the casino are northwestern Washington state and southwestern Canada, including the Seattle and Bellingham, Washington and Vancouver, British Columbia metropolitan areas.

SODAK GAMING, INC.

    The Company owns a 14.1% ownership interest in Sodak. Sodak is a leading distributor of electronic gaming machines and gaming-related products and systems. Under terms of an agreement with International Game Technology ("IGT") expiring in May 1998, Sodak is the exclusive distributor for IGT of its gaming equipment in the states of North Dakota, South Dakota and Wyoming, and on

Native American Reservations in the United States (except Nevada, New Jersey and Hawaii). This distribution agreement continues from year to year after May 1998, until it is cancelled. Sodak also has an international distributorship agreement with IGT for gaming equipment.

    In addition, Sodak has also entered the business of financing, developing and managing Native American and commercial casino businesses in the United States and abroad.

PROPOSED DEVELOPMENTS

    The Company has entered into preliminary management and development agreements with certain other Indian communities in connection with the proposed development of casino entertainment facilities on lands owned by the respective tribes. These agreements are subject to various conditions including approval by the NIGC. Development of the casino facilities, which would be managed by the Company for a fee, will not commence until NIGC approval and other required approvals are received. The Company expects the proposed projects will be financed by bank loans that would be guaranteed by the Company.

                                     OTHER

    In addition to the above, the Company is actively pursuing numerous casino entertainment opportunities in various jurisdictions both domestically and abroad, including land-based, riverboat casino and Indian gaming projects in the United States. A number of these projects, if they go forward, would require significant capital investments by the Company.

                                   TRADEMARKS

    The following trademarks used herein are owned by the Company: Harrah's(R); Bill's(R); Harrah's Northern Star(sm); Harrah's Southern Star(sm); Harrah's Southern Star II(sm); ShreveStar(sm); Southern Belle(sm); Harrah's Tunica
Mardi Gras Casino(sm); and Harrah's Jazz Company(sm). The name "Harrah's" is registered as a service mark in the United States and in certain foreign countries, including New Zealand. The Company considers all of these marks, and the associated name recognition, to be valuable to its business.

                                  COMPETITION

    Harrah's, which operates land-based, dockside, riverboat, Indian and limited stakes casino facilities in all of the traditional, and many of the new, U.S. casino entertainment jurisdictions, as well as a land based casino in New Zealand, competes with numerous casinos and casino hotels of varying quality and size in the market areas where its properties are located, with other resorts and vacation areas, and with various other casino entertainment businesses. The casino entertainment business is characterized by competitors which vary considerably by their size, number of operations, growth strategies and geographic diversity. In certain areas such as Las Vegas, Harrah's competes with a wide range of casinos, some of which are significantly larger and newer and offer substantially more non-gaming activities to attract customers.

    In most markets, Harrah's competes directly with other casino facilities operating in the immediate and surrounding market areas. In major casino destinations, such as Las Vegas and Atlantic City, Harrah's faces competition from other markets in addition to direct competition in its market areas.

    Harrah's believes it is well positioned to take advantage of any new jurisdictions which allow casino gaming, the trend of positive consumer acceptance of casino gaming as an entertainment activity, and increased visitation to casino facilities. However, the expansion of casino entertainment presents competitive issues for Harrah's and as casino entertainment properties increase, competition within markets and among different markets could intensify. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Effects of Current Economic and Political Conditions" on pages 32 and 33 of the Annual Report, which pages are incorporated herein by reference.

                            GOVERNMENTAL REGULATION

GAMING-NEVADA

    The ownership and operation of casino gaming facilities in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, "Nevada Act"); and (ii) various local ordinances and regulations. Harrah's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board"), the Clark County Liquor and Gaming Licensing Board ("CCLGLB"), the City of Reno ("Reno"), and the Douglas County Sheriff's Department ("Douglas"). The Nevada Commission, the Nevada State Gaming Control Board, the CCLGLB, Reno, and Douglas are collectively referred to as the "Nevada Gaming Authorities."

    The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on Harrah's Nevada gaming operations.

    Harrah's Operating Company, Inc. ("HOC"), a direct subsidiary of Harrah's, and Harrah's Las Vegas, Inc. and Harrah's Laughlin, Inc., each an indirect subsidiary of Harrah's (hereinafter collectively referred to as the "Gaming Subsidiaries"), are required to be licensed by the Nevada Gaming Authorities to enable Harrah's to operate casinos at Harrah's Lake Tahoe, Bill's Lake Tahoe Casino, Harrah's Reno, Harrah's Las Vegas, and Harrah's Laughlin. The gaming licenses require the periodic payment of fees and taxes and are not transferable. Harrah's is registered with the Nevada Commission as a publicly traded corporation ("Registered Corporation"), and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, the Gaming Subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. Harrah's and the Gaming Subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

    Harrah's has been found suitable to be the sole shareholder of HOC, which, in addition to being a gaming licensee, is a Registered Corporation (by virtue of being the obligor on certain outstanding debt securities) and has been found suitable to be the sole shareholder of Harrah's Las Vegas, Inc. and Harrah's Laughlin, Inc. HOC is also licensed as a manufacturer and distributor of gaming devices. Harrah's may not sell or transfer beneficial ownership of any of HOC's voting securities without prior approval of the Nevada Commission.

    The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, Harrah's or the Gaming Subsidiaries in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Gaming Subsidiaries (except HOC) must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of Harrah's and HOC who are actively and directly involved in gaming activities of the Gaming Subsidiaries may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

    If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with Harrah's or the Gaming Subsidiaries, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require Harrah's or the Gaming Subsidiaries to terminate the employment of any person who refuses to file appropriate applications. According to the Nevada Act, determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

    Harrah's and the Gaming Subsidiaries are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the Gaming Subsidiaries must be reported to, or approved by, the Nevada Commission.

    If it were determined that the Nevada Act was violated by the Gaming Subsidiaries, the gaming licenses they hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Gaming Subsidiaries, Harrah's and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate Harrah's gaming properties and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the Company's gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect Harrah's gaming operations.

    Any beneficial holder of Harrah's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of Harrah's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the state of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

    The Nevada Act requires any person who acquires more than 5% of Harrah's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of Harrah's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of Harrah's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of Harrah's, any change in Harrah's corporate charter, bylaws, management, policies or operations of Harrah's, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding Harrah's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

    Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. Harrah's is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with Harrah's or the Gaming Subsidiaries, it: (i) pays that person any dividend or interest upon voting securities of Harrah's; (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;
(iii) pays remuneration in any form to that person for services rendered or otherwise; or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value. Additionally, the CCLGLB requires that any person who is required to be licensed or found suitable by the Nevada Commission must file a license application with the CCLGLB.

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

    Harrah's would normally be required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time, but instead, it has been required by the Nevada Commission to maintain its stock ledgers in its executive offices in Memphis, Tennessee which may be examined by the Nevada Board at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. Harrah's also is required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the Company's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement on Harrah's.

    Harrah's and HOC may not make a public offering of their securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On April 20, 1995, the Nevada Commission granted Harrah's and HOC prior approval to make offerings for a period of one year, subject to certain conditions ("Shelf Approval"). The Shelf

Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful. Harrah's and HOC are in the process of seeking a one year renewal of the Shelf Approval.

    Changes in control of Harrah's through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

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

GAMING-NEW JERSEY

    As a holding company of Marina Associates ("Marina"), which holds a license to operate Harrah's Atlantic City in New Jersey, Harrah's is subject to the provisions of the New Jersey Casino Control Act (the "New Jersey Act"). The ownership and operation of casino hotel facilities in Atlantic City, New Jersey, are the subject of pervasive state regulation under the New Jersey Act and the regulations adopted thereunder by the New Jersey Casino Control Commission (the "New Jersey Commission"). The New Jersey Commission is empowered to regulate a wide spectrum of gaming and non-gaming related activities and to approve the form of ownership and financial structure of not only the casino licensee, Marina, but also its intermediary and ultimate holding companies, including Harrah's and HOC. In addition to taxes imposed by the State of New Jersey on all businesses, the New Jersey Act imposes certain fees and taxes on casino licensees, including an 8% gross gaming revenue tax, an investment alternative obligation of 1.25% (or an investment alternative tax of 2.5%) of gross gaming revenue (generally defined as gross receipts less payments to customers as winnings) and various license fees.

    No casino hotel facility may operate unless the appropriate licenses and approvals are obtained from the New Jersey Commission, which has broad discretion with regard to the issuance, renewal and revocation or suspension of the non-transferable casino license (which licenses are issued initially for a one-year period and renewable for one-year periods for the first two renewals and four-year periods thereafter), including the power to impose conditions which are necessary to effectuate the purposes of the New Jersey Act. Each applicant for a casino license must demonstrate, among other things, its financial stability (including establishing ability to maintain adequate casino bankroll, meet ongoing operating expenses, pay all local, state and federal taxes, make necessary capital improvements and pay, exchange, refinance, or extend all long and short term debt due and payable during the license term), its financial integrity and responsibility, its reputation for good character, honesty and integrity, the suitability of the casino and related facilities and that it has sufficient business ability and casino experience to establish the likelihood of creation or maintenance of a successful, efficient casino operation. With the exception of licensed lending institutions and certain "institutional investors" waived from the qualification requirements under the New Jersey Act, each applicant is also required to establish the reputation of its financial sources including, but not limited to, its financial backers, investors, mortgagees and bond holders.

    The New Jersey Act requires that all officers, directors and principal employees of the casino licensee be licensed. In addition, each person who directly or indirectly holds any beneficial interest or ownership of the casino licensee and any person who in the opinion of the New Jersey Commission has the ability to control the casino licensee must obtain qualification approval. Each holding and intermediary company having an interest in the casino licensee must also obtain qualification approval by meeting essentially the same standards as that required of the casino licensee. All directors, officers and persons who directly or indirectly hold any beneficial interest, ownership or control in any of the intermediary or ultimate holding companies of the casino licensee may have to seek qualification from the New Jersey Commission. Lenders, underwriters, agents, employees and security holders of both equity and debt of the intermediary and holding companies of the casino licensee and any other person whom the New Jersey Commission deems appropriate may also have to seek qualification from the New Jersey Commission. Since Harrah's and HOC are publicly-traded holding companies (as defined by the New Jersey Act), however, the persons described in the two previous sentences may be waived from compliance with the qualification process if the New Jersey Commission, with the concurrence of the Director of the New Jersey Division of Gaming Enforcement, determines that they are not significantly involved in the activities of Marina and, in the case of security holders, that they do not have the ability to control Harrah's (or its subsidiaries) or elect one or more of its directors. Any person holding 5% or more of a security in an intermediary or ultimate holding company, or having the ability to elect one or more of the directors of a company, is presumed to have the ability to control the company and thus may be required to seek qualification unless the presumption is rebutted. Notwithstanding this presumption of control, the New Jersey Act permits the waiver of the qualification requirements for passive "institutional investors" (as defined by the New Jersey Act), when such institutional holdings are for investment purposes only and where such securities represent less than 10% of the equity securities of a casino licensee's holding or intermediary companies or debt securities of a casino licensee's holding or intermediary companies not exceeding 20% of a company's total outstanding debt or 50% of an individual debt issue. The waiver, which is subject to certain specified conditions including, upon request, the filing of a certified statement that the investor has no intention of influencing the affairs of the issuer, may be granted to an "institutional investor" holding a higher percentage of such securities upon a showing of good cause. If an "institutional investor" is granted a waiver of the qualification requirements and subsequently changes its investment intent, the New Jersey Act provides that no action other than divestiture may be taken by the investor without compliance with the Interim Casino Authorization Act (the "Interim Act") described below.

    In the event a security holder of either equity or debt is required to qualify under the New Jersey Act, the provisions of the Interim Act may be triggered requiring, among other things, either: (i) the filing of a completed application for qualification within 30 days after being ordered to do so, which application must include an approved Trust Agreement pursuant to which all securities of Harrah's (or its respective subsidiaries) held by the security holder must be placed in trust with a trustee who has been approved by the New Jersey Commission; or (ii) the divestiture of all securities of Harrah's (or its respective subsidiaries) within 120 days after the New Jersey Commission determines that qualification is required or declines to waive qualification, provided the security holder files a notice of intent to divest within 30 days after the determination of qualification. If a security holder files an application under the Interim Act, during the period the Trust Agreement remains in place, such holder may, through the approved trustee, continue to exercise all rights incident to the ownership of the securities with the exception that:
(i) the security holder may only receive a return on its investment in an amount not to exceed the actual cost of the investment (as defined by the New Jersey
Act) until the New Jersey Commission finds such holder qualified; and (ii) in the event the New Jersey Commission finds there is reasonable cause to believe that the security holder may be found unqualified, the Trust Agreement will become fully operative vesting the trustee with all rights incident to ownership of the securities pending a determination on such holder's qualifications; provided, however, that during the period the securities remain in trust, the security holder may petition the New Jersey Commission to: (a) direct the trustee to dispose of the trust property; and (b) direct the trustee to distribute proceeds thereof to the security holder in an amount not to exceed the lower of the actual cost of the investment or the value of the securities on the date the Trust became operative. If the security holder is ultimately not found to be qualified, the trustee is required to sell the securities and to distribute the proceeds of the sale to the applicant in an amount not exceeding the lower of the actual cost of the investment or the value of the securities on the date the Trust became operative (if not already sold and distributed at the direction of the security holder) and to distribute the remaining proceeds to the Casino Revenue Fund. If the security holder is found qualified, the Trust Agreement will be terminated.

    The New Jersey Commission can find that any holder of the equity or debt securities issued by Harrah's or its subsidiaries is not qualified to own such securities. If a security holder of Harrah's or its subsidiaries is found disqualified, the New Jersey Act provides that it is unlawful for the security holder to: (i) receive any dividends or interest payment on such securities;
(ii) exercise, directly or indirectly, any rights conferred by the securities; or (iii) receive any remuneration from the company in which the security holder holds an interest. To implement these provisions, the New Jersey Act requires, among other things, casino licensees and their holding companies to adopt provisions in their certificate of incorporation providing for certain remedial action in the event that a holder of any security of such company is found disqualified. The required certificate of incorporation provisions vary depending on whether such company is a publicly or privately traded company as defined by the New Jersey Act. The Certificates of Incorporation of Harrah's and HOC (both "publicly-traded companies" as defined by the New Jersey Act) contain provisions which provide Harrah's and HOC, respectively, with the right to redeem the securities of disqualified holders, if necessary, to avoid any regulatory sanctions, to prevent the loss or to secure the reinstatement of any license or franchise held by Harrah's or HOC or their affiliates, or if such holder is determined by any gaming regulatory agency to be unsuitable, has an application for a license or permit rejected, or has a previously issued license or permit rescinded, suspended, revoked or not renewed. The Certificates of Incorporation of Harrah's and HOC also contain provisions defining the redemption price and the rights of a disqualified security holder. In the event a security holder is disqualified, the New Jersey Commission is empowered to propose any necessary action to protect the public interest, including the suspension or revocation of the casino license of Marina. The New Jersey Act provides, however, that the New Jersey Commission shall not take action against a casino licensee or its parent companies with respect to the continued ownership of the security interest by the disqualified holder, if the New Jersey Commission finds that: (i) such company has a certificate of incorporation provision providing for the disposition of such securities as discussed above; (ii) such company has made a good faith effort to comply with any order requiring the divestiture of the security interest held by the disqualified holder; and (iii) the disqualified holder does not have the ability to control the casino licensee or its parent companies or to elect one or more members to the board of directors of such company. The Certificate of Incorporation of HOC further provides that debt securities issued by HOC are held subject to the condition that if a holder is found unsuitable by any governmental agency the corporation shall have the right to redeem the securities.

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

    The New Jersey Commission granted Marina a plenary casino license in connection with Harrah's Atlantic City in November 1981, and it has been renewed since then. In April 1994, the New Jersey Commission renewed the license for a two-year period and also found Harrah's and HOC to be qualified as holding companies of Marina. Harrah's is in the process of completing its renewal application for a four-year license commencing April 1996.

    The Company is in present material compliance with all applicable gaming laws, rules and regulations promulgated by the State of New Jersey.

GAMING-COLORADO

    The ownership and operation of limited gaming facilities in the State of Colorado are subject to extensive state and local regulation. In Colorado, the two casinos managed and partially owned by subsidiaries of Harrah's (Harrah's Central City and Harrah's Black Hawk) are subject to licensing by and regulatory control of both the State of Colorado Limited Gaming Control Commission and the State of Colorado Division of Gaming (hereinafter collectively referred to as the "Colorado Gaming

Authorities"). As Harrah's is a public company, the casinos must comply with specific rules relating to public companies involved in limited gaming. The Colorado Gaming Authorities examine and decide upon the suitability of persons owning any interest in a limited gaming establishment, as well as those persons associated with such owners. Persons employed in connection with gaming operations must also be licensed as either "key employees" or "support employees." The State of Colorado Limited Gaming Control Commission also has the power to levy substantial taxes with respect to gaming revenues, and with respect to gaming devices. The licenses held by Harrah's Central City and Harrah's Black Hawk are not transferable, and must be renewed on an annual basis. A Colorado constitutional amendment passed in November 1990, legalized limited stakes gaming ($5.00 or less per bet) in three Colorado cities: Central City, Black Hawk, and Cripple Creek. The constitutional amendment restricts limited gaming to the commercially zoned districts of each respective city. At each limited gaming location, no more than thirty-five percent (35%) of the total square footage of a building, and no more than fifty percent (50%) of the square footage of any single floor may be used for limited gaming purposes. The Colorado Gaming Authorities have broad power to insure compliance with the statute and regulations currently in force in the State of Colorado. The Colorado Gaming Authorities may inspect, without notice, any premises where gaming is being conducted, and may seize, impound, or remove any gaming device. The statute and regulations require licensees to maintain certain minimum operating, security and payoff procedures, as well as books and records that are audited on an annual basis.

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

    The constitutional amendment gave the State of Colorado Limited Gaming Control Commission the power to tax up to forty percent (40%) of the adjusted gross proceeds (generally defined as gross receipts less payments to customers as winnings) received by a licensee from limited gaming. Effective October 1, 1994, the tax schedule for the gaming year (October 1 to September 30) is as follows:

                                                                    PERCENTAGE
ADJUSTED GROSS PROCEEDS                                                TAX
-----------------------------------------------------------------   ----------
Up to $2,000,000.................................................        2%
$2,000,001 to $4,000,000.........................................        8%
$4,000,001 to $5,000,000.........................................       15%
$5,000,001 and over..............................................       18%

For the same gaming year, the State gaming device fee is Seventy-Five Dollars ($75) per gaming device. In addition, local device fees are assessed by both Central City and Black Hawk. In Central City the current device fee is One Thousand Two Hundred Sixty-Five Dollars ($1,265) per device per year. In Black Hawk, Seven Hundred Fifty Dollars ($750) per device per year is the current device fee.

    Changes in this regulatory scheme could adversely affect the operation of the Colorado properties.

    The Company is in present material compliance with all applicable gaming laws, rules and regulations promulgated by the State of Colorado.

GAMING-LOUISIANA (NEW ORLEANS)

    On November 22, 1995, Harrah's Jazz Company (the "Casino Operator"), the partnership in which an indirect subsidiary of Harrah's owns an approximate 47% interest, and which has the contract (the "Casino Operating Contract") with the LEDGC to operate the sole land-based casino (the "Gaming Facilities") in New Orleans, Louisiana, filed for protection under Chapter 11 of the Bankruptcy Code and ceased operation of the Temporary Casino.

    See "New Orleans" and "Legal Proceedings" herein for further discussions of the New Orleans project and the legal proceedings filed in connection with the New Orleans project.

    Under the Casino Operating Contract, the Casino Operator has the authority to engage a separate indirect subsidiary of Harrah's, Harrah's New Orleans Management Company (the "Casino Manager"), to manage the Gaming Facilities. The ownership and operation of the Gaming Facilities are subject to pervasive governmental regulation, including regulation by the LEDGC in accordance with the terms of the Louisiana Economic Development and Gaming Corporation Law (the "Gaming Act"), the rules and regulations promulgated thereunder from time to time, and the Casino Operating Contract.

    Since the Casino Operator is presently in bankruptcy, enforcement of the Casino Operating Contract and the rules and regulations promulgated under the Gaming Act, including, without limitation, the restrictions imposed by the Casino Operating Contract and the LEDGC's rules and regulations on the transferability of the Casino Operating Contract or interests in the Casino Operator, is subject to, and limited by, the bankruptcy laws. In addition, if a plan of reorganization of the Casino Operator is consummated in the bankruptcy, it is uncertain whether the Casino Operating Contract and such rules and regulations will remain in their present form. Any changes to the Casino Operating Contract or such rules and regulations may be material.

    In addition, under the bankruptcy laws, the Casino Operating Contract is considered an executory contract which, subject to bankruptcy court approval, may be rejected or assumed by the Casino Operator. In order to assume or assume and assign the Casino Operating Contract, the Casino Operator must satisfy certain requirements under the bankruptcy laws, including, without limitation, the curing, or providing adequate assurance of the prompt curing of, defaults under the Casino Operating Contract except for certain types of defaults. Unless the bankruptcy court otherwise orders, the Casino Operator may assume or reject the Casino Operating Contract at any time prior to or simultaneously with the confirmation of its plan of reorganization.

    The Governor of the State of Louisiana has stated his intent to call a special legislative session beginning March 17, 1996 to consider legislation relating to all forms of gaming in Louisiana (including the Gaming Facilities). The Governor and various legislative leaders have expressed their support for legislation which would provide for a public referendum on such gaming (including the Gaming Facilities). The nature and scope of any referendum and any effect it could have on the Gaming Facilities is uncertain at this time.

    There could be other legislation relating to the Gaming Facilities introduced at this session or the Legislature's next regular session beginning April 29, 1996. There can be no assurance that legislation will not be enacted or a public referendum not called and held which in either case could have a material adverse effect on the Gaming Facilities.

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

    On December 4, 1995, the Attorney General of the State of Louisiana assumed control of the business and staff functions of the LEDGC, terminating all but a few employees. The stated reason for the action was that the LEDGC was without funds to operate in light of the shutdown of the Temporary Casino, which had provided such funds. The future existence and extent of operation of the LEDGC is unknown at this time.

    LEDGC's Authority to Enter Into Casino Operating Contract. The Casino Operating Contract was entered into by the LEDGC pursuant to authority granted under the Gaming Act. Under the Casino Operating Contract, the Casino Operator can conduct gaming operations at a single official land-based gaming establishment located at the site of the Rivergate Convention Center. The term of the Casino Operating Contract is 20 years with one 10-year renewal option. Under the Casino Operating Contract, the Casino Operator was required to pay the LEDGC an initial payment of $125 million (the "Initial Payment") in installments, and the entirety of the Initial Payment was paid timely. In addition to the Initial Payment, the Casino Operating Contract requires the Casino Operator to pay to the LEDGC a share of annual gross gaming revenues (generally defined as gross receipts less payments to customers as winnings) from the Permanent Casino equal to the greater of (a) $100 million or (b) a percentage of annual gross gaming revenue as follows:

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

    Regulations. Under the Gaming Act, the LEDGC has broad discretionary authority to regulate all aspects of the casino operator's operations, and it has exercised that authority by adopting wide-ranging administrative rules and regulations governing all aspects of licensing, suitability, transfers of interest and other financial transactions and the conduct of gaming operations. The Gaming Act gives the LEDGC the power, among other things, to (i) investigate the qualifications of the gaming operator and each applicant for a license or permit, (ii) investigate violations of the Gaming Act and any rules and regulations promulgated thereunder, and any other incidents or transactions which it deems appropriate, (iii) conduct hearings and proceedings concerning, and review and inspections of, gaming operations and related activities, (iv) inspect and examine all premises, and all equipment or supplies thereon, where gaming activities are conducted or gaming devices or equipment are manufactured, sold, or distributed, and summarily seize and remove from such premises and impound any equipment or supplies for the purpose of examination and inspection,
(v) audit the records of applicants and gaming operators respecting all revenues produced by any gaming operations, (vi) issue interrogatories and subpoenas, and
(vii) monitor the conduct of all casino operators, licensees, permittees and other persons having a material involvement directly or indirectly with a casino operator.

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

    Suitability. Under the Gaming Act, no person is eligible to receive a license or enter into a contract to conduct casino gaming operations unless, among other things, the LEDGC is satisfied the applicant is suitable. Suitability requires a demonstration by each applicant, by clear and convincing evidence, that, among other things, (i) the applicant is a person of good character, honesty and integrity; (ii) the applicant's prior activities, criminal record, if any, reputation, habits and associations do not pose a threat to the public interest of the State or the regulation and control of casino gaming or create or enhance the dangers of unsuitable, unfair or illegal practices, methods and activities in the conduct of gaming or the carrying on of the business and financial arrangements incidental thereto; and (iii) the applicant is capable of and is likely to conduct the activities for which a license or contract is sought. In addition, to be found suitable for purposes of the casino operating contract, the casino operator must demonstrate by clear and convincing evidence that: (a) it has or guarantees acquisition of adequate business competence and experience in the operation of casino gaming operations;
(b) the proposed financing is adequate for the proposed operation and is from suitable sources; and (c) it has or is capable of and guarantees the obtaining of a bond or satisfactory financial guarantee of sufficient amount, as determined by the LEDGC, to guarantee successful completion of and compliance with the casino operating contract or such other projects which are regulated by the LEDGC. The Rules and Regulations provide that an applicant shall release all claims and accept any risk of adverse publicity, embarrassment, criticism, or other action, or financial loss which may result or occur from action with respect to an application and expressly waive any claim for damages as a result thereof.

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

    The Gaming Act provides that every person who is required to be found suitable has a continuing duty to maintain such person's suitability. The casino operator and all licensees, permittees, registrants and persons required to be qualified under the Gaming Act have a continuing duty to inform the LEDGC of any action that they believe would constitute a violation of the Gaming Act.

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

    The Gaming Act provides that a receivership must terminate upon: (i) the sale of the property subject to receivership to a duly approved or authorized person; (ii) the payment in full of all obligations due to the holder of the security interest in the property subject to the receivership; (iii) an agreement for termination of the receivership signed by the holder of the security interest and the debtor, and approved by the LEDGC and the court; or
(iv) the lapse of five years from the date of the initial appointment of the receiver. Under the Gaming Act, a receivership may also be terminated by notice from the holder of the security interest who provoked the receivership addressed to the court and the LEDGC of its intention to withdraw its financial support of the receivership at a specified time not less than 90 days from the date of the notice. In the event of such notice, the Gaming Act provides that the holder of the security interest giving the notice will not be responsible for any costs or expenses of the receivership after the date specified in the notice; except for reasonable costs and fees of the receiver in concluding the receivership, and the costs of a final accounting.

GAMING-ILLINOIS

    The ownership and operation of a gaming riverboat in Illinois is subject to extensive regulation under Illinois gaming laws and regulations. A five-member Illinois Gaming Board is charged with such regulatory authority, including the issuance of riverboat gaming licenses not to exceed 10 in number. The granting of an owner's license involves a preliminary approval procedure in which the Illinois Gaming Board issues a finding of preliminary suitability to a license applicant and effectively reserves a gaming license for such applicant. The Board has issued all 10 licenses. Des Plaines Development Limited Partnership, of which 80% is owned by Harrah's Illinois Corporation, received an owner's license in 1993. Harrah's Illinois Corporation also holds a supplier's license, which entitles it to manage the Joliet riverboats for the partnership for a fee.

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

    A holder of a license is subject to the imposition of fines, suspension or revocation of its license for any act that is injurious to the public health, safety, morals, good order, and general welfare of the people of the state of Illinois, or that would discredit or tend to discredit the Illinois gaming industry or the state of Illinois, including without limitation: (i) failing to comply with or make provision for compliance with the legislation, the rules promulgated thereunder or any federal, state or local law or regulation; (ii) failing to comply with any rule, order or ruling of the Illinois Gaming Board or its agents pertaining to gaming; (iii) receiving goods or services from a person or business entity who does not hold a supplier's license but who is required to hold such license by the rules; (iv) being suspended or ruled ineligible or having a license revoked or suspended in any state or gaming jurisdiction; (v) associating with, either socially or in business affairs, or employing persons of, notorious or unsavory reputation or who have extensive police records, or who have failed to cooperate with any official constituted investigatory or administrative body and would adversely affect public confidence and trust in gaming;

and (vi) employing in any Illinois riverboat's gaming operation any person known to have been found guilty of cheating or using any improper device in connection with any game. Fines may be made of up to $5,000 against individuals and up to the greater of $10,000 or an amount equal to the daily gross receipts against licensees for each violation.

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

    A person employed at a riverboat gaming operation must hold an occupational license which permits the holder to perform only activities included within such holder's level of occupation license or any lower level of occupation license. In addition, the Illinois Gaming Board issues suppliers licenses which authorize the supplier licensee to sell or lease gaming equipment and supplies to any licensee involved in the ownership and management of gaming operations.

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

    Bills have been introduced in the Illinois legislature proposing graduated gaming taxes that would be in excess of the taxes currently imposed. There has also been discussion of increasing the number of riverboat gaming licenses. There can be no assurance that these bills will not become law, or that similar legislation, legislation increasing the number of licenses or other legislation will not be introduced in the future, any of which could have a material adverse effect on the operations of the Company's riverboats.

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

    The Mississippi Act requires that a person (including any corporation or other entity) be licensed to conduct gaming activities in the State of Mississippi. A license will be issued only for a specified location which has been approved in advance as a gaming site by the Mississippi Commission. Harrah's Vicksburg Corporation, an indirect subsidiary of Harrah's, is licensed to operate a riverboat casino in Vicksburg, Mississippi. Harrah's Tunica Corporation, another indirect subsidiary, is the general partner of Tunica Partners L.P., the licensed operator of a riverboat casino in Tunica, Mississippi. In addition, a parent company of a company holding a license must register under the Mississippi Act. Harrah's and HOC are registered with the Mississippi Commission.

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

    Any individual who is found to have a material relationship to, or material involvement with, Harrah's may be required to submit to an investigation in order to be found suitable or be licensed as a business associate of any subsidiary holding a gaming license. Key employees, controlling persons or others who exercise significant influence upon the management or affairs of Harrah's may be deemed to have such a relationship or involvement.

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

    Each gaming licensee must pay a license fee to the State of Mississippi based upon "gaming receipts" (generally defined as gross receipts less payouts to customers as winnings). The license fee equals four percent of gaming receipts of $50,000 or less per month, six percent of gaming receipts over $50,000 and up to $134,000 per month, and eight percent of gaming receipts over $134,000. The foregoing license fees are allowed as a credit against Mississippi State income tax liability for the year paid. An additional license fee, based upon the number of games conducted or planned to be conducted on the gaming premises, is payable to the State of Mississippi annually in advance. Also, up to a four percent additional tax on gaming revenues may be imposed at the local level of government.

    The Company also is subject to certain audit and record-keeping requirements, primarily intended to ensure compliance with the Mississippi Act, including compliance with the provisions relating to the payment of license fees.

    Under the Mississippi Regulations, a person is prohibited from acquiring control of Harrah's without prior approval of the Mississippi Commission. Harrah's also is prohibited from consummating a plan of recapitalization proposed by management in opposition to an attempted acquisition of control of Harrah's and which involves the issuance of a significant dividend to Common Stock holders, where such dividend is financed by borrowings from financial institutions or the issuance of debt securities. In addition, Harrah's is prohibited from repurchasing any of its voting securities under circumstances (subject to certain exemptions) where the repurchase involves more than one percent of Harrah's outstanding Common Stock at a price in excess of 110 percent of the then-current market value of Harrah's Common Stock from a person who owns and has for less than one year owned more than three percent of Harrah's outstanding Common Stock, unless the repurchase has been approved by a majority of Harrah's shareholders voting on the issue (excluding the person from whom the repurchase is being made) or the offer is made to all other shareholders of Harrah's.

    Under the Mississippi Regulations, a gaming license may not be held by a publicly held corporation, although an affiliated corporation, such as Harrah's, may be publicly held so long as Harrah's registers with and gets the approval of the Mississippi Commission. Harrah's must obtain prior approval from the Mississippi Commission for any subsequent public offering of the securities of Harrah's if any part of the proceeds from that offering are intended to be used to pay for or reduce debt used to pay for the construction, acquisition or operation of any gaming facility in Mississippi. In addition, in order to register with the Mississippi Commission as a publicly held holding corporation, Harrah's must provide further documentation which is satisfactory to the Mississippi Commission, which includes all documents filed with the Securities and Exchange Commission.

    Any person who, directly or indirectly, or in association with others, acquires beneficial ownership of more than five percent of the Common Stock of Harrah's must notify the Mississippi Commission of this acquisition. Regardless of the amount of securities owned, any person who has any beneficial ownership in the Common Stock of Harrah's may be required to be found suitable if the Mississippi Commission has reason to believe that such ownership would be inconsistent with the declared policies of the State of Mississippi. Any person who is required to be found suitable must apply for a finding of suitability from the Mississippi Commission within 30 days after being requested to do so, and must deposit a sum of money which is adequate to pay the anticipated investigatory costs associated with such finding. Any person who is found not to be suitable by the Mississippi Commission shall not be permitted to have any direct or indirect ownership in Harrah's Common Stock. Any person who is required to apply for a finding of suitability and fails to do so, or who fails to dispose of his or her interest in Harrah's Common Stock if found unsuitable, is guilty of a misdemeanor. If a finding of suitability with respect to any person is not applied for where required, or if it is denied or revoked by the Mississippi Commission, Harrah's is not permitted to pay such person for services rendered, or to employ or enter into any contract with such person.

    Harrah's is required to maintain current stock ledgers in the State of Mississippi which may be examined by a representative of the Mississippi Commission at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. Harrah's also is required to render maximum assistance in determining the identity of the beneficial owner.

    Because Harrah's is licensed to conduct gaming in the State of Mississippi, neither Harrah's nor any subsidiary may engage in gaming activities in Mississippi while also conducting gaming operations outside of Mississippi without approval of the Mississippi Commission. The Mississippi Commission has approved the conduct of gaming in all jurisdictions in which Harrah's has ongoing operations or approved projects. There can be no assurance that any future approvals will be obtained. The failure to obtain such approvals could have a materially adverse effect on Harrah's.

    The Company is in present material compliance with all applicable gaming laws, rules and regulations promulgated by the State of Mississippi.

GAMING-LOUISIANA (RIVERBOAT)

    The ownership and operation of a gaming riverboat in Louisiana is subject to extensive regulation under Louisiana gaming laws and regulations. A seven-member Riverboat Gaming Commission ("Commission") and the Riverboat Gaming Enforcement Division ("Division"), a part of the Louisiana State Police, are charged with such regulatory authority, including the issuance of riverboat gaming licenses. The number of licenses to conduct gaming on a riverboat is limited by statute to
15. No more than six licenses may be granted for the operation of gaming activities on riverboats in any one parish (county). In general, riverboat gaming in Louisiana can be conducted legally only on approved riverboats that cruise with certain exceptions including exceptions for certain portions of the Red River where riverboats can be continuously docked. Harrah's Shreveport Investment Company, Inc. an indirect subsidiary of Harrah's, is the general partner of, and owns 99% of, Red River Entertainment of Shreveport Partnership in Commendam, a Louisiana partnership which was granted a gaming license in April, 1994, to operate a continuously docked gaming riverboat. Harrah's Shreveport Management Company, Inc., another subsidiary, owns the remaining one percent of the Partnership and manages the riverboat pursuant to an agreement with the Partnership.

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

    The transfer of a license or an interest in a license is prohibited. In addition, an ownership interest of five percent or more in a business entity which holds a gaming license may not be sold, assigned, transferred or pledged without the Division's approval.

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

    The legislation imposes a franchise fee for the right to operate on Louisiana waterways of 15% of net gaming proceeds and a license fee of $50,000 (first year) and $100,000 (subsequent years) plus three and one-half percent of net gaming proceeds. All fees are paid to the Division. In addition, the legislation authorizes local governing authorities the power to levy an admission fee for each person boarding the riverboat. Currently that amount is paid by the license holder. The Company's operation is currently paying an admission fee of $3.00 per person.

    The Company is in present material compliance with all applicable gaming laws, rules and regulations promulgated by the State of Louisiana with respect to riverboat casinos.

    The Governor of the State of Louisiana has stated his intent to call a special legislative session beginning March 17, 1996 to consider legislation relating to all forms of gaming in Louisiana (including riverboat gaming). The Governor and various legislative leaders have expressed their support for legislation which would provide for a public referendum on such gaming (including riverboat gaming). The nature and scope of any referendum and any effect it could have on the riverboat's operations is uncertain at this time.

    There could be other legislation relating to riverboat gaming introduced at this session or the Legislature's next regular session beginning April 29, 1996. There can be no assurance that legislation will not be enacted or a public referendum not called and held which in either case could have a material adverse effect on the riverboat operations.

GAMING-MISSOURI

    The ownership and operation of a gaming riverboat in Missouri is subject to extensive regulation under Missouri gaming laws and regulations. A five-member Missouri Gaming Commission ("Commission") is charged with such regulatory authority, including the issuance of riverboat gaming licenses. Harrah's North Kansas City Corporation, an indirect subsidiary of Harrah's, has been issued a license to conduct riverboat gaming by the Commission and has an application pending for a second excursion gambling boat. Gaming in Missouri can be conducted legally only on either excursion gambling boats or floating facilities approved by the Commission on the Mississippi and Missouri Rivers. Unless permitted to be continuously docked by the Commission for certain stated reasons, including safety, excursion gambling boats must cruise. The Commission has approved dockside gaming for the Company's riverboat in North Kansas City. An application for dockside gaming for the second excursion gambling boat is also pending.

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

    Even if continuously docked, licensed riverboats must establish and abide by a cruise schedule. Riverboat cruises are required to be a minimum of two hours and a maximum of four hours. For the Company's riverboat in North Kansas City, Missouri, which is continuously docked, passengers may board the riverboat for a 45-minute period at the beginning of a cruise. They may disembark at any time. There is a maximum loss per person per cruise of $500. Minimum and maximum wagers on games are set by the licensee and wagering may be conducted only with a cashless wagering system, whereby money is converted to tokens, electronic cards or chips which can only be used for wagering. No person under the age of 21 is permitted to wager, and wagers may only be taken from a person present on a licensed excursion gambling boat.

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

    The Company is presently in material compliance with all applicable gaming laws, rules and regulations promulgated by the State of Missouri.

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

    IGRA requires NIGC approval of management contracts for Class II and Class III gaming as well as the review of all agreements collateral to the management contracts. All contracts relating to Harrah's Phoenix Ak-Chin and Harrah's Skagit Valley casinos were approved by the NIGC. The NIGC will not approve a management contract if a director or a 10% shareholder of the management company: (i) is an elected member of the Indian tribal government which owns the facility purchasing or leasing the games; (ii) has been or is convicted of a felony gaming offense; (iii) has knowingly and willfully provided materially false information to the NIGC or the tribe; (iv) has refused to respond to questions from the NIGC; or (v) is a person whose prior history, reputation and associations pose a threat to the public interest or to effective gaming regulation and control, or create or enhance the chance of unsuitable activities in gaming or the business and financial arrangements incidental thereto. In addition, the NIGC will not approve a management contract if the management company or any of its agents have attempted to unduly influence any decision or process of tribal government relating to gaming, or if the management company has materially breached the terms of the management contract or the tribe's gaming ordinance, or a trustee, exercising due diligence, would not approve such management contract. A management contract can be approved only after NIGC determines that the contract provides, among other things, for: (i) adequate accounting procedures and verifiable financial reports, which must be furnished to the tribe; (ii) tribal access to the daily operations of the gaming enterprise, including the right to verify daily gross revenues and income; (iii) minimum guaranteed payments to the tribe, which must have priority over the retirement of development and construction costs; (iv) a ceiling on the repayment of such development and construction costs and (v) a contract term not exceeding five years and a management fee not exceeding 30% of net revenues (as determined by the NIGC); provided that the NIGC may approve up to a seven year term and a management fee not to exceed 40% of net revenues if NIGC is satisfied that the capital investment required, and the income projections for the particular gaming activity justify the larger fee and longer term.

    There is no periodic or ongoing review of approved contracts by the NIGC. The only post-approval action which could result in possible modification or cancellation of a contract would be as the result of an enforcement action taken by the NIGC based on a violation of the law or an issue affecting suitability.

    IGRA established three separate classes of tribal gaming--Class I, Class II and Class III. Class I includes all traditional or social games solely for prizes of minimal value played by a tribe in connection with celebrations or ceremonies. Class II gaming includes games such as bingo, pulltabs, punchboards, instant bingo and non-banked card games (those that are not played against the house), such as poker. Class III gaming is casino-style gaming and includes banked table games such as blackjack, craps and roulette, and gaming machines such as slots, video poker, lotteries and parimutuel wagering. Harrah's Phoenix Ak-Chin provides Class II gaming and as limited by the Tribal-State compact, Class III gaming.

    IGRA prohibits all forms of Class III gaming unless the tribe has entered into a written agreement with the state that specifically authorizes the types of Class III gaming the tribe may offer (a "tribal-state compact"). IGRA requires states to negotiate in good faith with tribes that seek tribal-state compacts and grants Indian tribes the right to seek a federal court order to compel such negotiations. Some states have refused to enter into such negotiations. Tribes in several states have sought federal court orders to compel such negotiations. The issue of whether this provision of IGRA is unconstitutional as a violation of the Eleventh Amendment to the United States Constitution which immunizes states from suit without the state's consent is presently pending before the U. S. Supreme Court in the case of Seminole v. State of Florida and Lawton Chiles. If Indian tribes are unable to compel states to negotiate tribal-state compacts, the Company will not be able to develop and manage casinos offering Class III games in states that refuse to enter into tribal-state compacts.

    If the decision of the U. S. Supreme Court in the Seminole case has the effect of voiding IGRA in its entirety, this would end the exemption provided by IGRA to the Johnson Act (15 USC 1171) concerning prohibition of gambling devices on Indian land. Such outcome could have a material adverse effect on the operations of the Harrah's Phoenix Ak-Chin casino.

    These compacts provide among other things the manner and extent to which each state will conduct background investigations and certify the suitability of the manager, its officers, directors, and key employees to conduct gaming on tribal lands. The Company received temporary certification pending completion of its background check from the Arizona gaming authorities prior to opening the Phoenix Ak-Chin casino and certification from the Washington gaming authorities prior to the opening of the Upper Skagit casino.

    Title 25, Section 81 of the United States Code states that "no agreement shall be made by any person with any tribe of Indians, or individual Indians not citizens of the United States, for the payment or delivery of any money or other thing of value . . . in consideration of services for said Indians relative to their lands . . . unless such contract or agreement be executed and approved" by the Secretary of the Interior (the "Secretary") or his or her designee. An agreement or contract for services relative to Indian lands which fails to conform with the requirements of Section 81 is void and unenforceable. All money or other thing of value paid to any person by any Indian or tribe for or on his or their behalf, on account of such services, in excess of any amount approved by the Secretary or his or her authorized representative will be subject to forfeiture. The Company believes that it has complied with the requirements of section 81 with respect to its management contracts for Harrah's Phoenix Ak-Chin and Harrah's Skagit Valley and intends to comply with Section 81 with respect to any other contract to manage casinos located on Indian land in the United States.

    Indian tribes are sovereign with their own governmental systems, which have primary regulatory authority over gaming on land within the tribes' jurisdiction. Therefore, persons engaged in gaming activities, including the Company, are subject to the provisions of tribal ordinances and regulations on gaming. These ordinances are subject to review by NIGC under certain standards established by IGRA. NIGC may determine that some or all of the ordinances require amendment, and that additional requirements, including additional licensing requirements, may be imposed on the Company. The Company has received no such notification regarding the Ak-Chin and Upper Skagit casinos. The possession of valid licenses from the Ak-Chin Indian Community and the Upper Skagit Indian Tribe are ongoing conditions of the Ak-Chin and Upper Skagit Agreements.

    The Company is in present material compliance with the IGRA and all applicable rules and regulations promulgated by the NIGC.

GAMING-NEW ZEALAND

    The ownership and operation of casino gaming facilities in New Zealand are subject to the Casino Control Act of 1990 ("Casino Act") and the regulations promulgated thereunder. The gaming operations of Harrah's Sky City are subject to the licensing and regulatory control of the Casino Control Authority ("Authority").

    Pursuant to the Casino Act: (1) the predecessor of Harrah's Sky City applied for and was granted a Casino Premises License by the Authority; (2) Harrah's New Zealand, Inc., a subsidiary of the Company, applied for and was granted a Casino Operator's License by the Authority; and (3) Harrah's Sky City entered into a Casino Agreement ("Management Agreement") with Harrah's New Zealand, which was approved by the Authority. Prior to granting the Licenses and approving the Management Agreement, the Authority conducted the relevant inquiries required by the Casino Act, including a thorough investigation into the honesty, financial stability, business skills and management structure of Harrah's Sky City, Harrah's New Zealand and their respective associated persons and entities, and found both companies suitable for licensure.

    The Casino Premises License has a term of 25 years from the commencement of casino operations and is renewable. The Casino Operator's License has no stated term, but it can be used only in a facility with a Casino Premises License and pursuant to an approved Management Agreement. No additional casino premises licenses can be granted by the Authority for sites on the North Island of New Zealand (where Auckland is located) for a period of two years after the opening of Harrah's Sky City Casino. In addition, no further casino premises licenses can be granted within a radius of 100 kilometers of the site of Harrah's Sky City Casino for a period of five years from the commencement of casino operations. Neither the Casino Premises License, the Casino Operator's License nor the Management Agreement may be amended, mortgaged, assigned or transferred without the prior approval of the Authority.

    The Casino Act requires that all persons and/or entities which: (1) own a share of, and are entitled to receive income from, the casino business; (2) occupy the position of director, manager or other executive position and secretary of the casino business; or (3) exercise directorial, managerial or executive power over the casino business (all "Associated Persons"), must be found suitable by the Authority. No person can become an Associated Person without prior approval of the Authority. In addition all employees who are to be employed in a casino in any capacity related to the conduct of gaming, the movement of money or chips, cashiering, the operation, maintenance, construction or repair of gaming equipment and the supervision or management of any such activities must obtain a Certificate of Approval from the Authority prior to employment.

    Under the Casino Act, the day-to-day regulatory oversight at a casino is performed by persons designated as inspectors, who may be members of the police, and who report to the Authority. The inspectors have broad authority to supervise gaming activities, inspect gaming equipment, supervise casino counts and investigate customer complaints regarding the conduct of gaming. In the exercise of their authority, inspectors have the power to enter and remain in any part of a casino and require the production of documents, information and gaming equipment or chips to ensure compliance with the Casino Act.

    The Casino Act gives the Authority the power to cancel, suspend or vary or add conditions to a Casino Premises License, a Casino Operator's License or a Certificate of Approval after appropriate notice and hearing, which actions are appealable to New Zealand's judicial system. The Authority also can levy fines for various gaming-related offenses, allowing minors (under 20 years of age) in the casino, obstructing inspectors and other specified offenses. The costs of the Authority and the costs of administering and enforcing the Casino Act are borne by the holders of casino premises licenses.

    The Company is in present material compliance with the Casino Act and all regulations promulgated thereunder.

OTHER REGULATIONS

    The Company's businesses are subject to various federal, state and local laws and regulations in addition to gaming laws. These laws and regulations include but are not limited to restrictions and conditions concerning alcoholic beverages, environmental matters, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect the Company.

                       FUEL SHORTAGES AND COSTS; WEATHER

    Although gasoline supplies are now in relative abundance, gasoline shortages and price increases may have adverse effects on the casino business of Harrah's. Access to several Harrah's casino entertainment facilities, including the Lake Tahoe and Reno areas of northern Nevada, Atlantic City, New Jersey and the Colorado properties may be restricted from time to time during the winter months by adverse weather conditions which can cause road closures. Such closures have at times adversely affected operating results at Harrah's Lake Tahoe, Harrah's Reno, Bill's Lake Tahoe Casino and Harrah's Atlantic City.

                               EMPLOYEE RELATIONS

    Harrah's, through its subsidiaries, has approximately 22,000 employees. Labor relations with employees are good.

    Harrah's subsidiaries have collective bargaining agreements covering approximately 3,000 employees. These agreements relate to certain casino, hotel and restaurant employees at Harrah's Atlantic City and Harrah's Las Vegas. Approximately 2,500 of these 3,000 employees are covered by collective bargaining agreements expiring in 1997.

ITEM 3. LEGAL PROCEEDINGS.

    On September 26, 1995, Harrah's New Orleans Investment Company ("HNOIC"), an indirect subsidiary of the Company, filed in the United States District Court for the Eastern District of Louisiana a suit styled Harrah's New Orleans Investment Company v. New Orleans Louisiana Development Corporation, Civil No. 95-3166. At issue in the suit is the percentage of ownership that New Orleans/Louisiana Development Corporation ("NOLDC") holds in Harrah's Jazz Company ("HJC"), a Louisiana partnership whose general partners are HNOIC, NOLDC and Grand Palais Casino, Inc. This declaratory judgment action seeks to confirm that, as of September 26, 1995, NOLDC's percentage interest in the Harrah's Jazz Company partnership was only 13.73% and, therefore, NOLDC is not a "Material Partner" in HJC. This case was put on "administrative hold" after the filing by NOLDC of a Chapter 11 bankruptcy petition on November 21, 1995. Should it be put back on the active list, HNOIC or the appropriate post-bankruptcy entity would vigorously prosecute it. At the time the case was put on "administrative hold," no discovery on the merits had been taken and no answer had been filed by NOLDC.

    On September 28, 1995, NOLDC filed suit against the Company and various of its corporate affiliates in New Orleans Louisiana Development Corporation v. Harrah's Entertainment, formerly d/b/a The Promus Companies, Harrah's New Orleans Investment Company, Harrah's New Orleans Management Company, Harrah's Jazz Company, and Promus Hotels, formerly d/b/a Embassy Suites, Inc., Civil No. 95-14653, filed in the Civil District Court for the Parish of Orleans. The case was subsequently removed by defendants to the United States District Court for the Eastern District of Louisiana. In this suit, NOLDC seeks to realign ownership interests in HJC among HNOIC and NOLDC. NOLDC also seeks an unspecified dollar amount of damages sufficient to compensate it for the losses it alleges it has suffered as a result of actions of defendants. NOLDC has indicated that it intends to seek to remand the suit to the Civil District Court. The case was also put on "administrative hold" by the District Court Judge as a result of NOLDC's bankruptcy filing. The Company and other defendants intend to vigorously defend the action should it be put back on the active case list. At the time it was put on "administrative hold," no answer had been filed by any defendant and no discovery had been taken.

    Beginning on November 28, 1995, eight separate class action suits were filed against the Company and various of its corporate affiliates, officers and directors in the United States District Court for the Eastern District of Louisiana. They are Ben F. D'Angelo, Trustee for Ben F. D'Angelo Revocable Trust
v. Harrah's Entertainment Corp., Michael D. Rose, Philip G. Satre and Ron Lenczycki; Max Fenster v. Harrah's Entertainment, Inc., Harrah's New Orleans Investment Company, Grand Palais Casino, Inc., Philip G. Satre, Colin V. Reed, Michael N. Regan, Christopher B. Hemmeter, Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Brothers, Inc., and BT Securities Corp.; Goldie Rosenbloom v. Harrah's Entertainment Corp., Michael D. Rose, Philip G. Satre and Ron Lenczycki; Barry Ross v. Harrah's New Orleans Investment Company, Philip G. Satre, Colin V. Reed, Lawrence L. Fowler, Michael N. Regan, Cezar M. Froelich, Ulric Haynes. Jr., Wendell Gauthier, T. George Solomon, Jr., Duplain W. Rhodes, III, Harrah's Entertainment, Inc., Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Brothers Inc., and BT Securities Corp.; Louis Silverman v. Harrah's Entertainment, Inc., Harrah's New Orleans Investment Company, Grand Palais Casino, Inc., Philip G. Satre, Colin V. Reed, Michael N. Regan, Christopher B. Hemmeter, and Donaldson, Lufkin & Jenrette Securities Corporation; Florence Kessler v. Philip G. Satre, Colin V. Reed, Charles A. Ledsinger, Jr., Michael N. Regan, Lawrence L. Fowler, Christopher B. Hemmeter, Cezar M. Froelich, Ulric Haynes, Jr., Wendell H. Gauthier, T. George Solomon, Jr., Duplain W. Rhodes, III, Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Brothers Inc., and BT Securities Corporation; Warren Zeiller and Judith M.R. Zeiller v. Harrah's Entertainment Corp., Michael D. Rose, Philip G. Satre, and Ron Lenczycki; and Charles Zwerving and Helene Zwerving v. Harrah's Entertainment Corp., Philip G. Satre, Colin V Reed, Christopher B. Hemmeter, and Donaldson, Lufkin & Jenrette Securities Corporation. Per Court Order of January 26, 1996, plaintiffs have been directed to file a consolidated complaint in the action numbered 95-3925. Each of the suits alleges that various misstatements and omissions were made in connection with the sale of Harrah's Jazz Company 14.25% First Mortgage Notes and thereafter. Each of the eight class actions sought unspecified damages, as well as costs of legal proceedings. No class has been certified, no answer has been filed by any defendant and no discovery on the merits has been taken. The Company and the other defendants intend to vigorously defend the suits.

    On December 6, 1995 Centex Landis, the general contractor for the permanent casino being developed by HJC, filed suit against the Company, among others, in the Civil District Court for The Parish of Orleans in Centex Landis Construction Co.. Inc. v. Harrah's Entertainment, Inc. formally d/b/a The Promus Companies, Inc.; and Ronald A. Lenczycki, Civil No. 95-18101. Defendants removed the case to the United States District Court for the Eastern District of Louisiana and it was subsequently transferred to the Bankruptcy Court handling the HJC bankruptcy. A motion for withdrawal of the Bankruptcy Court reference and for remand had been filed by Centex Landis. This suit seeks to collect more than $40 million allegedly owed to Centex Landis by HJC from the Company under guarantee, fraud, fraudulent advertising and unfair trade practice theories. The Company and the other defendant intend to vigorously defend the action and have filed an answer denying all of plaintiff's allegations. No discovery has been taken in the action.

    Russell M. Swody, et al. v. Harrah's New Orleans Management Company and Harrah's Entertainment. Inc., Civil No. 95-4118, was filed against the Company on December 13, 1995 in the United States District Court for the Eastern District of Louisiana, and subsequently amended. Swody is a class action lawsuit under the Worker Adjustment and Retraining Notification Act ("WARN Act") and seeks damages for alleged failure to timely notify workers terminated by Harrah's New Orleans Management Company at the time of the HJC bankruptcy. Plaintiffs seek unspecified damages, as well as costs of legal proceedings, for themselves and all members of the class. An answer has been filed denying all of plaintiffs' allegations. No class has been certified and the Company and the other defendant intend to vigorously defend the action.

    Swody was recently consolidated with Susan N. Poirer, Darlene A. Moss, et al. v. Harrah's Entertainment, Inc., Harrah's New Orleans Management Company, and Harrah's Operating Company, Civil No. 96-0215, which was filed in the United States District Court for the Eastern District of Louisiana on January 17, 1996, and subsequently amended. Similar complaints were filed by Ms. Poirer in the Bankruptcy Court for the Eastern District of Louisiana in the HJC, HNOIC and Harrah's Jazz Finance Corp. bankruptcy cases. Adversary Nos. 96-1015, 96-1014, and 96-1013. No answer has yet been filed in the federal District Court case, or the bankruptcy adversary actions. The Poirer action purports to be class actions, state claims under the WARN Act and ERISA, and seek damages for alleged failure to timely notify workers terminated by Harrah's New Orleans Management Company at the time of the Harrah's Jazz Company bankruptcy and for ERISA severance pay benefits allegedly due. No class has been certified and the Company intends to vigorously defend the actions.

    On December 29, 1995 in the Civil District Court for The Parish of Orleans, the City of New Orleans filed suit against the Company and others in City of New Orleans and Rivergate Development Corporation v Harrah's Entertainment, Inc. (f/k/a The Promus Companies, Inc.), Grand Palais Casino, Inc., Embassy Suites, Inc., First National Bank of Commerce and Ronald A. Lenczycki, Civil No. 95-19285. This suit seeks to require the Company, among others, to complete construction of the permanent casino being developed by HJC under theories of breach of completion guarantee contract, breach of implied duty of good faith, detrimental reliance, misrepresentation, and false advertising. Plaintiff seeks unspecified damages, as well as costs of legal proceedings. Defendants have removed the suit to the United States District Court for the Eastern District of Louisiana and it was then transferred to the Bankruptcy Court handling the HJC bankruptcy. A motion for withdrawal of the Bankruptcy Court reference and for remand has been filed by the City. The Company and the other defendants have filed an answer denying all of plaintiffs' allegations and intend to vigorously defend the action. Pursuant to a preliminary agreement dated March 4, 1996 between the City and HJC, all discovery and pending litigation between the City and HJC or any of its partners (which would include this action) will be stayed until June 30, 1996, and the City will not commence further litigation against any such entities until that time.

    Louisiana Economic Development and Gaming Corporation v. Harrah's Entertainment, Inc. and Harrah's Operating Company, Inc., Civil No. 424328, was filed on January 23, 1996 in the Nineteenth Judicial Court of the State of Louisiana, Parish of East Baton Rouge. On February 21, 1996, the Company and the other defendants removed the case to the Federal District Court for the Middle District of Louisiana and asked that it be transferred to the Bankruptcy Court handling the HJC bankruptcy. In this suit LEDGC seeks to require the Company and Harrah's Operating Company to complete construction of the permanent casino being developed by HJC under theories of breach of completion guarantee contract, breach of implied duty of good faith, detrimental reliance, misrepresentation and, in the alternative, seeks damages. No discovery has been taken in the action and no answer has been filed. The defendants intend to vigorously defend the action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not Applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                                         POSITIONS AND OFFICES HELD AND PRINCIPAL
        NAME AND AGE                  OCCUPATIONS OR EMPLOYMENT DURING PAST 5 YEARS
-----------------------------  ------------------------------------------------------------
Michael D. Rose (54).........  Chairman of the Board of Harrah's since November 1989. Chief
                                 Executive Officer (1989-1994) and President (1989-1991) of
                                 Harrah's. Mr. Rose also is a director of Ashland, Inc.,
                                 First Tennessee National Corporation, General Mills, Inc.
                                 and Darden Restaurants, Inc. and Chairman of the Board and
                                 a director of Promus Hotel Corporation.
Philip G. Satre (46).........  Director since 1989, President since April 1991 and Chief
                                 Executive Officer since April 1994 of Harrah's. Chief
                                 Operating Officer (1991-1994) and Senior Vice President
                                 (1989-1991) of Harrah's. President (1984-1995) and Chief
                                 Executive Officer (1984-1991) of Harrah's Gaming Group. He
                                 is a member of the Executive Committee of Harrah's Jazz
                                 Company and a director and President of Harrah's Jazz
                                 Finance Corp., both of which filed petitions under Chapter
                                 11 of the United States Bankruptcy Code in November 1995.
                                 He is also a director and President of Harrah's New
                                 Orleans Investment Company which filed a petition under
                                 Chapter 11 of the United States Bankruptcy Code in
                                 December 1995.
Colin V. Reed (48)...........  Executive Vice President of Harrah's since September 1995.
                                 Senior Vice President, Corporate Development of Harrah's
                                 from May 1992 to September 1995. Vice President, Corporate
                                 Development of Harrah's from November 1989 to May 1992. He also is a director of Sodak Gaming, Inc. He is also a
                                 member of the Executive Committee of Harrah's Jazz Company and a director and a Senior Vice President of Harrah's
                                 Jazz Finance Corp., both of which filed petitions under
                                 Chapter 11 of the United States Bankruptcy Code in
                                 November 1995. He is also a director and Senior Vice
                                 President of Harrah's New Orleans Investment Company which filed a petition under Chapter 11 of the United States
                                 Bankruptcy Code in December 1995.
John M. Boushy (41)..........  Senior Vice President, Information Technology and Corporate
                                 Marketing Services of Harrah's since June 1993. Vice
                                 President, Strategic Marketing of Harrah's from April 1989 to June 1993.
Charles A. Ledsinger, Jr.
  (46).......................  Senior Vice President and Chief Financial Officer of
                                 Harrah's since August 1990. Treasurer of Harrah's from
                                 November 1989 to February 1991. He also is a director of
                                 Perkins Management Company, Inc., a privately-held general partner of Perkins Family Restaurants, L.P., a
                                 publicly-traded limited partnership. He is a Senior Vice
                                 President of Harrah's Jazz Finance Corp. which filed a
                                 petition under Chapter 11 of the United States Bankruptcy
                                 Code in November 1995.
Bradford W. Morgan (50)......  Senior Vice President, Marketing of Harrah's since May 1995.
                                 Executive Vice President, Marketing of the Company's
                                 Gaming Group from June 1994 to May 1995. Executive Vice
                                 President, Marketing & Sales of Visa U.S.A. from July 1988 to June 1994.
Ben C. Peternell (50)........  Senior Vice President, Corporate Human Resources and
                                 Communications of Harrah's since November 1989. Mr.
                                 Peternell is also a director of Promus Hotel Corporation.
E. O. Robinson, Jr. (56).....  Senior Vice President and General Counsel of Harrah's since
                                 April 1993 and Secretary of Harrah's from November 1989 to
                                 October 1995. Vice President and Associate General Counsel
                                 of Harrah's from November 1989 to April 1993.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

    The Company's Common Stock is listed on the New York Stock Exchange and traded under the ticker symbol "HET" (formerly "PRI"). The stock is also listed on the Chicago Stock Exchange, the Pacific Stock Exchange and the Philadelphia Stock Exchange.

    The following table sets forth the high and low price per share of the Company's Common Stock for the last two years:

                                                                     HIGH             LOW
                                                                --------------   --------------
1994
  First Quarter*.............................................     55 1/4           36 1/2
  Second Quarter*............................................     41               27 1/8
  Third Quarter*.............................................     38               27 3/4
  Fourth Quarter*............................................     34 1/8           25 7/8
1995
  First Quarter*.............................................     37 7/8           30
  Second Quarter*............................................     45 7/8           37
  Third Quarter..............................................     33 1/8           25
  Fourth Quarter.............................................     29 3/8           22 1/8

------------

* Prior to July 3, 1995, prices include the value of shares of Promus Hotel Corporation ("PRH") which was spun off to stockholders on June 30, 1995, in the form of a special dividend, on a basis of one share of PRH stock for each two shares of Harrah's. The average of the high and low share prices of PRH on July 3, 1995, its first day of trading, was $22.625 or $11.31 per Harrah's share.

    The approximate number of holders of record of the Company's Common Stock as of January 31, 1996, is as follows:

                                                            APPROXIMATE NUMBER
                                                              OF HOLDERS OF
    TITLE OF CLASS                                                RECORD
---------------------------------------------------------   ------------------
Common Stock, Par Value $0.10 per share..................          15,258

    The Company does not presently intend to declare cash dividends. The terms of the Company's Bank Facility substantially limit the Company's ability to pay cash dividends on Common Stock and limitations are also contained in agreements covering other debt of the Company. See "Management's Discussion and Analysis--Intercompany Dividend Restriction" on page 33 of the Annual Report and Note 16 to the consolidated financial statements on page 47 of the Annual Report, which pages are incorporated herein by reference. When permitted under the terms of the Bank Facility and the other debt, the declaration and payment of dividends is at the discretion of the Board of Directors of the Company. The Board of Directors of the Company intends to reevaluate its dividend policy in the future in light of the Company's results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA.

    See the information for the years 1991 through 1995 set forth under "Financial and Statistical Highlights" on pages 2 and 3 of the Annual Report, which pages are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    See the information set forth on pages 25 through 33 of the Annual Report, which pages are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See the information set forth on pages 34 through 49 of the Annual Report, which pages are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

DIRECTORS

    See the information regarding the names, ages, positions and prior business experience of the directors of the Company set forth in the section entitled "Board of Directors" of the Proxy Statement, which information is incorporated herein by reference.

EXECUTIVE OFFICERS

    See "Executive Officers of the Registrant" on page in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION.

    See the information set forth in the sections of the Proxy Statement entitled "Compensation of Directors," "Summary Compensation Table," "Option Grants in the Last Fiscal Year," "Aggregated Option Exercises in 1995 and December 31, 1995 Option Values," "Ten-year Option/SAR Repricings" and "Certain Employment Arrangements" which sections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    See the information set forth in the sections of the Proxy Statement entitled "Ownership of Harrah's Entertainment Securities" and "Certain Stockholders," which sections are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    See the information set forth in the section of the Proxy Statement entitled "Certain Transactions," which section is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) 1. Financial statements (including related notes to consolidated financial statements)* filed as part of this report are listed below:

       Report of Independent Public Accountants

       Consolidated Balance Sheets as of December 31, 1995 and 1994.

       Consolidated Statements of Income for the Years Ended December 31, 1995,
        1994 and 1993.

-----------
* Incorporated by reference from pages 34 through 48 of the Annual Report.

       Consolidated Statements of Stockholders' Equity for the Years Ended
        December 31, 1995, 1994 and 1993.

       Consolidated Statements of Cash Flows for the Years Ended December 31,
        1995, 1994 and 1993.

    2. Schedules for the years ended December 31, 1995, 1994 and 1993, are as follows:



 NO.
----

   I-Condensed financial information of registrant
   II-Consolidated valuation and qualifying accounts


 Schedules III, IV, and V are not applicable and have therefore been omitted.

    3. Exhibits (footnotes appear on pages 47 and 48):

  NO.
----------
  **3(1)    -Certificate of Incorporation of The Promus Companies Incorporated; Certificate
             of Amendment of Certificate of Incorporation of The Promus Companies
             Incorporated dated April 29, 1994; Certificate of Amendment of Certificate of
             Incorporation of The Promus Companies Incorporated dated May 26, 1995; and
             Certificate of Amendment of Certificate of Incorporation of The Promus Companies
             Incorporated dated June 30, 1995, changing its name to Harrah's Entertainment,
             Inc.
    3(2)    -Bylaws of the Company, as amended April 5, 1995. (5)
    4(1)    -Rights Agreement dated as of February 7, 1990, between The Promus Companies
             Incorporated and The Bank of New York as Rights Agent. (12)
    4(2)    -Letter to Bank of New York dated March 18, 1993 constituting Certificate under
             Section 12 of the Rights Agreement dated as of February 7, 1990. (11)
    4(3)    -First Supplemental Indenture dated as of July 15, 1987, among Irving Trust
             Company, as resigning trustee with respect to the 1999 Notes, Indiana National
             Bank as successor trustee with respect to the 1999 Notes and Holiday Inns, Inc.
             ; Second Supplemental Indenture dated as of January 8, 1988, under Indenture dated as of January 15, 1984, between Holiday Inns, Inc., and Irving Trust
             Company, as trustee with respect to 8 3/8% Notes due 1996; Third Supplemental
             Indenture dated as of January 8, 1988, under Indenture dated as of January 15,
             1984, among Holiday Inns, Inc., Irving Trust Company, as resigning trustee with respect to the 8 3/8% Notes due 1996, and LaSalle National Bank as successor trustee with respect to the 8 3/8% Notes due 1996; Fourth Supplemental Indenture
             dated as of February 23, 1988, under Indenture dated as of January 15, 1984, between Holiday Inns, Inc. and LaSalle National Bank, as trustee with respect to the 8 3/8% Notes due 1996. (3)
    4(4)    -Fifth Supplemental Indenture dated as of January 23, 1990, with respect to the 8
             3/8% Notes due 1996, among LaSalle National Bank, as trustee, The Promus
             Companies Incorporated and Holiday Inns, Inc., as issuer; Sixth Supplemental
             Indenture dated as of February 7, 1990, with respect to the 8 3/8% Notes due
             1996, among Holiday Inns, Inc., Embassy Suites, Inc., The Promus Companies
             Incorporated and LaSalle National Bank; Form of Note for 8 3/8% Notes due 1996.
             (12)
    4(5)    -Indenture dated as of April 1, 1992, with respect to the 10 7/8% Senior
             Subordinated Notes due 2002, among The Bank of New York, as trustee, The Promus
             Companies Incorporated, as guarantor, and Embassy Suites, Inc., as issuer; Form of Note for 10 7/8% Senior Subordinated Notes due 2002. (18)
    4(6)    -First Supplemental Indenture dated as of June 2, 1995, with respect to the 10
             7/8% Senior Subordinated Notes due 2002, among Embassy Suites, Inc., as issuer,
             The Promus Companies Incorporated, as guarantor, and The Bank of New York, as trustee. (2)

------------
** Filed herewith

  NO.
----------
    4(7)    -Indenture dated as of August 1, 1993, with respect to the 8 3/4% Senior
             Subordinated Notes due 2000, among The Bank of New York, as trustee, The Promus
             Companies Incorporated, as guarantor, and Embassy Suites, Inc., as issuer; Form of Note for 8 3/4% Senior Subordinated Notes due 2000. (6)
    4(8)    -First Supplemental Indenture dated as of June 2, 1995, with respect to the 8
             3/4% Senior Subordinated Notes due 2000, among Embassy Suites, Inc., as issuer,
             The Promus Companies Incorporated, as guarantor, and The Bank of New York, as trustee. (2)
    4(9)    -Interest Swap Agreement between The Sumitomo Bank, Limited and Embassy Suites,
             Inc. dated October 22, 1992; Interest Swap Agreement between The Bank of Nova
             Scotia and Embassy Suites, Inc. dated October 22, 1992; Interest Swap Agreement between The Nippon Credit Bank and Embassy Suites, Inc. dated October 22, 1992.
             (18)
    4(10)   -Interest Swap Agreement between Bank of America National Trust and Savings
             Association and Embassy Suites, Inc. dated May 14, 1993. (6)
    4(11)   -Interest Swap Agreement between NationsBank of North Carolina, N. A. and Embassy
             Suites, Inc. dated May 18, 1993. (6)
  **4(12)   -Interest Swap Agreement between Bank of America National Trust and Savings
             Association and Harrah's Operating Company, Inc. dated December 21, 1995.
  **4(13)   -Interest Swap Agreement between NationsBank, N. A. (Carolinas) and Harrah's
             Entertainment, Inc. dated December 21, 1995.
    4(14)   -Interest Swap Agreement between The Bank of Nova Scotia and Embassy Suites, Inc.
             dated January 25, 1995 and amended February 2, 1995. (7)
    4(15)   -Interest Swap Agreement between The Bank of Nova Scotia and Embassy Suites, Inc.
             dated March 16, 1995. (7)
    4(16)   -Interest Swap Agreement between Bankers Trust Company and Embassy Suites, Inc.
             dated May 16, 1995. (10)
    4(17)   -Interest Swap Agreement between The Sumitomo Bank, Limited and Embassy Suites,
             Inc. dated June 5, 1995. (10)
    4(18)   -Interest Swap Agreement between Bankers Trust Company and Embassy Suites, Inc.
             dated June 6, 1995. (10)
   10(1)    -Credit Agreement, dated as of July 22, 1993 and amended and restated as of June
             9, 1995, among The Promus Companies Incorporated, Embassy Suites, Inc., certain subsidiaries of Embassy Suites, Inc., various banks, Bankers Trust Company, The
             Bank of New York, CIBC, Inc., Credit Lyonnais, Atlanta Agency, First Interstate
             Bank of California, The Long-Term Credit Bank of Japan, Limited, New York
             Branch, NationsBank of Georgia, N.A., Societe Generale and Sumitomo Bank,
             Limited, New York Branch, as Agents, and Bankers Trust Company, as
             Administrative Agent. (2)
   10(2)    -Credit Agreement, dated as of June 9, 1995, among The Promus Companies
             Incorporated, Embassy Suites, Inc., certain subsidiaries of Embassy Suites,
             Inc., various banks, Bankers Trust Company, The Bank of New York, CIBC, Inc.,
             Credit Lyonnais, Atlanta Agency, First Interstate Bank of California, The
             Long-Term Credit Bank of Japan, Limited, New York Branch, NationsBank of
             Georgia, N.A., Societe Generale and The Sumitomo Bank, Limited, New York Branch,
             as Agents, and Bankers Trust Company, as Administrative Agent. (2)
   10(3)    -Amended and Restated Reimbursement Agreement, dated as of July 22, 1993, among
             Embassy Suites, Inc., The Promus Companies Incorporated, Marina Associates and
             The Sumitomo Bank, Limited, New York Branch. (19)
   10(4)    -Master Collateral Agreement, dated as of July 22, 1993, among The Promus
             Companies Incorporated, Embassy Suites, Inc., the other Collateral Grantors parties thereto, Bankers Trust Company, as Administrative Agent, and Bankers
             Trust Company as Collateral Agent. (19)

------------
** Filed herewith

  NO.
----------
   10(5)    -First Amendment to Master Collateral Agreement, dated as of June 30, 1995, among
             The Promus Companies Incorporated, Embassy Suites, Inc., the other Collateral
             Grantors parties thereto, Bankers Trust Company, as Administrative Agent, and
             Bankers Trust Company as Collateral Agent amending the Master Collateral
             Agreement, dated as of July 22, 1993, among The Promus Companies Incorporated,
             Embassy Suites, Inc., the other Collateral Grantors parties thereto, Bankers
             Trust Company, as Administrative Agent, and Bankers Trust Company as Collateral
             Agent. (10)
   10(6)    -Security Agreement dated as of July 22, 1993, among Embassy Suites, Inc., the
             Collateral Grantors parties thereto and Bankers Trust Company, as Collateral
             Agent. (19)
   10(7)    -First Amendment to Security Agreement, dated as of June 30, 1995, among Embassy
             Suites, Inc., the Collateral Grantors parties thereto and Bankers Trust Company, as Collateral Agent, amending the Security Agreement dated as of July 22, 1993, among Embassy Suites, Inc., the Collateral Grantors parties thereto and Bankers
             Trust Company, as Collateral Agent. (10)
   10(8)    -Deed of Trust, Leasehold Deed of Trust, Assignment, Assignment of Leases and
             Rents, Security Agreement and Financing Statement, dated as of July 22, 1993, from Embassy Suites, Inc., Harrah's Laughlin, Inc., and Harrah's Reno Holding
             Company, Inc., the Grantors, to First American Title Company of Nevada, as
             Trustee, for the benefit of Bankers Trust Company, as Beneficiary. (19)
   10(9)    -First Amendment to Deed of Trust, Leasehold Deed of Trust, Assignment,
             Assignment of Leases and Rents, Security Agreement and Financing Statement,
             dated as of June 30, 1995, among Embassy Suites, Inc., Harrah's Laughlin, Inc.,
             Harrah's Reno Holding Company, Inc., Harrah's, Harrah's Club and Harrah's Las
             Vegas, Inc., the Collateral Grantors, and Bankers Trust Company as Collateral
             Agent and Beneficiary, amending the Deed of Trust, Leasehold Deed of Trust,
             Assignment, Assignment of Leases and Rents, Security Agreement and Financing
             Statement, dated as of July 22, 1993, from Embassy Suites, Inc., Harrah's
             Laughlin, Inc., and Harrah's Reno Holding Company, Inc., the Grantors, to First
             American Title Company of Nevada, as Trustee, for the benefit of Bankers Trust
             Company, as Beneficiary. (10)
   10(10)   -Mortgage, Leasehold Mortgage, Assignment, Assignment of Leases and Rents and
             Security Agreement, dated as of July 22, 1993, from Marina Associates and
             Embassy Suites, Inc., the Mortgagors, to Bankers Trust Company, as Collateral
             Agent and the Mortgagee. (19)
   10(11)   -First Amendment to Mortgage, Leasehold Mortgage, Assignment, Assignment of
             Leases and Rents and Security Agreement, dated as of June 30, 1995, among
             Embassy Suites, Inc., Marina Associates, the Mortgagors, to Bankers Trust
             Company, as Collateral Agent and the Mortgagee, amending the Mortgage, Leasehold
             Mortgage, Assignment, Assignment of Leases and Rents and Security Agreement,
             dated as of July 22, 1993, from Marina Associates and Embassy Suites, Inc., the
             Mortgagors, to Bankers Trust Company, as Collateral Agent and the Mortgagee.
             (10)
   10(12)   -Pledge Agreement, dated as of July 22, 1993, between The Promus Companies
             Incorporated and Bankers Trust Company, as Collateral Agent. (19)
   10(13)   -First Amendment to Parent Pledge Agreement, dated as of June 30, 1995, among The
             Promus Companies Incorporated and Bankers Trust Company, as Collateral Agent,
             amending the Pledge Agreement, dated as of July 22, 1993, between The Promus
             Companies Incorporated and Bankers Trust Company, as Collateral Agent. (10)
   10(14)   -Pledge Agreement, dated as of July 22, 1993, among Embassy Suites, Inc., ESI
             Equity Development Corporation, Harrah's, Harrah's Club, Casino Holding Company,
             and Bankers Trust Company, as the General Collateral Agent, and Bank of America
             Nevada as the Nevada Collateral Agent. (19)

  NO.
----------
   10(15)   -First Amendment to Company/Sub Pledge Agreement, dated as of June 30, 1995, among Embassy Suites, Inc., Harrah's, Harrah's Club, and Bankers Trust Company,
             as the General Collateral Agent, and Bank of America Nevada as the Nevada
             Collateral Agent, amending the Pledge Agreement, dated as of July 22, 1993, among Embassy Suites, Inc., ESI Equity Development Corporation, Harrah's,
             Harrah's Club, Casino Holding Company, and Bankers Trust Company, as the General
             Collateral Agent, and Bank of America Nevada as the Nevada Collateral Agent.
             (10)
   10(16)   -Consent dated as of October 7, 1994, among The Promus Companies Incorporated,
             Embassy Suites, Inc., the Banks and Agents parties thereto, Marina Associates and Bankers Trust Company, as Administrative Agent. (17)
   10(17)   -Plan of Reorganization and Distribution Agreement, dated June 30, 1995, between
             The Promus Companies Incorporated and Promus Hotel Corporation. (10)
   10(18)   -Employee Benefits and Other Employment Matters Allocation Agreement, dated June
             30, 1995, between The Promus Companies Incorporated and Promus Hotel
             Corporation. (10)
   10(19)   -Risk Management Allocation Agreement, dated June 30, 1995, between The Promus
             Companies Incorporated and Promus Hotel Corporation. (10)
   10(20)   -Tax Sharing Agreement, dated June 30, 1995, between The Promus Companies
             Incorporated and Promus Hotel Corporation. (10)
  +10(21)   -Form of Indemnification Agreement entered into by The Promus Companies
             Incorporated and each of its directors and executive officers. (1)
**+10(22)   -Financial Counseling Plan of Harrah's Entertainment, Inc. as amended January
             1996.
  +10(23)   -The Promus Companies Incorporated 1996 Non-Management Director's Stock Incentive
             Plan dated April 5, 1995. (9)
  +10(24)   -The Promus Companies Incorporated Key Executive Officer Annual Incentive Plan
             dated February 24, 1995. (10)
  +10(25)   -Summary Plan Description of Executive Term Life Insurance Plan. (18)
**+10(26)   -Form of Harrah's Entertainment, Inc.'s Annual Management Bonus Plan, as amended
             1995.
  +10(27)   -Form of Severance Agreement dated July 30, 1993, entered into with E. O.
             Robinson, Jr. and John M. Boushy. (22)
  +10(28)   -Severance Agreement, dated June 30, 1995, with Bradford W. Morgan. (10)
  +10(29)   -Amended and Restated Severance Agreement dated as of May 1, 1992 between The
             Promus Companies Incorporated and Michael D. Rose. (18)
  +10(30)   -Form of Amended and Restated Severance Agreement dated November 5, 1992, entered into with Charles A. Ledsinger, Jr., Ben C. Peternell, Philip G. Satre and Colin
             V. Reed. (18)
  +10(31)   -Amendment, dated February 25, 1994 and effective April 29, 1994, to Amended and
             Restated Severance Agreement dated November 5, 1992, between The Promus
             Companies Incorporated and Philip G. Satre. (21)
  +10(32)   -Amended and Restated Employment Agreement, dated June 30, 1995, between Michael
             D. Rose and Harrah's Entertainment, Inc. (10)
**+10(33)   -Amendment dated as of December 19, 1995, to Amended and Restated Employment
             Agreement between Michael D. Rose and Harrah's Entertainment, Inc.
  +10(34)   -Agreement, dated April 28, 1995, between Michael D. Rose and The Promus
             Companies Incorporated concerning treatment of stock options in spin-off. (10)

------------
** Filed herewith

 + Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.

  NO.
----------
  +10(35)   -Agreement, dated May 1, 1995, between Michael D. Rose and The Promus Companies
             Incorporated concerning treatment of Executive Deferred Compensation Plan account in spin-off. (10)
  +10(36)   -Employment Agreement dated as of February 25, 1994, and effective April 29,
             1994, between The Promus Companies Incorporated and Philip G. Satre including exhibits thereto. (17)
  +10(37)   -The Promus Companies Incorporated 1990 Stock Option Plan. (12)
  +10(38)   -The Promus Companies Incorporated 1990 Stock Option Plan (as amended as of April
             30, 1993). (20)
  +10(39)   -The Promus Companies Incorporated 1990 Stock Option Plan, as amended April 29,
             1994. (8)
  +10(40)   -The Promus Companies Incorporated 1990 Stock Option Plan, as amended July 29,
             1994. (21)
  +10(41)   -Amendment, dated April 5, 1995, to The Promus Companies Incorporated 1990 Stock
             Option Plan. (9)
**+10(42)   -Revised Form of Stock Option (1990 Stock Option Plan).
  +10(43)   -Form of memorandum agreement dated July 2, 1991, eliminating stock appreciation rights under stock options held by Charles A. Ledsinger, Jr., Ben C. Peternell and Philip G. Satre. (14)
  +10(44)   -Form of Agreement to Cancel Options dated as of December 16, 1994 entered into with Michael D. Rose, Philip G. Satre, Charles A. Ledsinger, Jr., Ben C.
             Peternell, Colin V. Reed, E. O. Robinson, Jr. and John M. Boushy. (7)
  +10(45)   -The Promus Companies Incorporated 1990 Restricted Stock Plan. (12)
  +10(46)   -Amendment, dated April 5, 1995, to The Promus Companies Incorporated 1990
             Restricted Stock Plan. (9)
**+10(47)   -Revised Forms of Restricted Stock Award (1990 Restricted Stock Plan).
**+10(48)   -Administrative Regulations, Long Term Compensation Plan (Restricted Stock Plan
             and Stock Option Plan) dated October 27, 1995.
  +10(49)   -Deferred Compensation Plan dated October 16, 1991. (15)
  +10(50)   -Amendment, dated May 26, 1995, to The Promus Companies Incorporated Deferred
             Compensation Plan. (2)
**+10(51)   -Forms of Deferred Compensation Agreement.
**+10(52)   -Amended and Restated Executive Deferred Compensation Plan dated as of October
             27, 1995.
**+10(53)   -Forms of Executive Deferred Compensation Agreement.
  +10(54)   -Escrow Agreement dated February 6, 1990 between The Promus Companies
             Incorporated, certain subsidiaries thereof, and Sovran Bank, as escrow agent.
             (12)
  +10(55)   -First Amendment to Escrow Agreement dated January 31, 1990 among Holiday
             Corporation, certain subsidiaries thereof and Sovran Bank, as escrow agent. (12)
  +10(56)   -Amendment to Escrow Agreement dated as of October 29, 1993 among The Promus
             Companies Incorporated, certain subsidiaries thereof, and NationsBank, formerly
             Sovran Bank. (24)
  +10(57)   -Amendment, dated as of June 7, 1995, to Escrow Agreement among The Promus
             Companies Incorporated, certain subsidiaries thereof and NationsBank. (2)

------------
** Filed herewith

 + Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.

  NO.
----------
   10(58)   -Amended and Restated Partnership Agreement of Harrah's Jazz Company, dated as of
             March 15, 1994, among Harrah's New Orleans Investment Company, New
             Orleans/Louisiana Development Corporation and Grand Palais Casino, Inc.; First
             Amendment to the Amended and Restated Partnership Agreement of Harrah's Jazz
             Company, effective as of March 15, 1994. (24)
   10(59)   -Second Amendment dated March 31, 1994 to the Amended and Restated Partnership
             Agreement of Harrah's Jazz Company. (8)
   10(60)   -Amended and Restated Third Amendment to the Amended and Restated Partnership
             Agreement of Harrah's Jazz Company. (16)
   10(61)   -Fourth Amendment to the Amended and Restated Partnership Agreement of Harrah's
             Jazz Company. (16)
   10(62)   -Indenture dated as of November 15, 1994 between Harrah's Jazz Company, Harrah's
             Jazz Finance Corp. and First National Bank of Commerce as Trustee for the First
             Mortgage Notes including form of First Mortgage Note. (16)
   10(63)   -Cash Collateral and Disbursement Agreement among First National Bank of Commerce as Trustee, First National Bank of Commerce as Collateral Agent, Harrah's Jazz
             Company and Harrah's Jazz Finance Corp., dated November 16, 1994. (16)
   10(64)   -Collateral Mortgage Note by Harrah's Jazz Company dated November 15, 1994. (16)
   10(65)   -Act of Collateral Mortgage and Collateral Assignment of Proceeds by Harrah's
             Jazz Company dated November 15, 1994. (16)
   10(66)   -Act of Collateral Assignment of Leases and Rents between Harrah's Jazz Company and First National Bank of Commerce as Collateral Agent dated November 15, 1994.
             (16)
   10(67)   -Act of Security Agreement and Pledge between Harrah's Jazz Company and First
             National Bank of Commerce as Collateral Agent dated November 15, 1994. (16)
   10(68)   -Pledge Agreement between Harrah's Jazz Company, Harrah's Jazz Finance Corp. and
             First National Bank of Commerce as Collateral Agent dated as of November 16,
             1994. (16)
   10(69)   -Security Agreement among Harrah's Jazz Company, Harrah's Jazz Finance Corp. and
             First National Bank of Commerce as Collateral Agent dated as of November 16,
             1994. (16)
   10(70)   -Security Agreement (Cash Collateral) among Harrah's Jazz Company, Harrah's Jazz
             Finance Corp. and First National Bank of Commerce as Trustee dated November 16,
             1994. (16)
   10(71)   -Manager Subordination Agreement (First Mortgage Notes) among Harrah's Jazz
             Company, Harrah's New Orleans Management Company and First National Bank of
             Commerce as Trustee dated as of November 16, 1994. (16)
   10(72)   -Consultant Subordination Agreement (First Mortgage Notes) among Harrah's Jazz
             Company, Grand Palais Management Company, New Orleans/Louisiana Development
             Corporation and First National Bank of Commerce as Trustee dated as of November
             16,1994. (16)
   10(73)   -Amended Lease Agreement between the Rivergate Development Corporation, as
             Landlord and Harrah's Jazz Company, as Tenant and City of New Orleans, as
             Intervenor dated March 15, 1994. (13)
   10(74)   -Amended General Development Agreement between Rivergate Development Corporation and Harrah's Jazz Company and City of New Orleans, as Intervenor dated March 15,
             1994. (4)
   10(75)   -Temporary Casino Lease between Rivergate Development Corporation, as Landlord and Harrah's Jazz Company, as Tenant and City of New Orleans, as Intervenor
             dated March 15, 1994. (4)

  NO.
----------
   10(76)   -Amendment to Amended Lease Agreement between Rivergate Development Corporation, as Landlord and Harrah's Jazz Company, as Tenant and City of New Orleans, as
             Intervenor dated October 5, 1994. (13)
   10(77)   -Agreement between the City of New Orleans and Harrah's Jazz Company, dated
             October 5, 1994 (the "Separate City Agreement"). (13)
   10(78)   -Agreement among the Rivergate Development Corporation, the City of New Orleans
             and Embassy Suites, Inc. and Harrah's Jazz Company, as intervenor, dated October
             5, 1994 (the "Embassy Access Agreement"). (13)
   10(79)   -Casino Operating Contract between the Louisiana Economic Development and Gaming
             Corporation and Harrah's Jazz Company dated July 15, 1994. (4)
   10(80)   -First Amendment to Casino Operating Contract between the Louisiana Economic
             Development and Gaming Corporation and Harrah's Jazz Company dated August 31,
             1994. (13)
   10(81)   -Amended and Restated Management Agreement between Harrah's New Orleans
             Management Company and Harrah's Jazz Company dated March 14, 1994. (4)
   10(82)   -Construction Agreement between Harrah's Jazz Company and Centex Landis
             Construction Co., Inc. dated October 10, 1994, for the construction of the
             Permanent Casino. (13)
   10(83)   -Design and Construction Agreement between Harrah's Jazz Company and Broadmoor dated October 10, 1994, for the construction of the parking structure. (13)
   10(84)   -Owner's Policy issued March 16, 1994 by First American Title Insurance Company
             to Harrah's Jazz Company with attachments. (16)
   10(85)   -Lender's Title Insurance Policy issued November 16, 1994 by First American Title
             Insurance Company together with reinsurance agreements. (16)
   10(86)   -Construction Lien Indemnity Obligation Agreement between Harrah's Jazz Company and Embassy Suites, Inc. dated October 12, 1994. (23)
   10(87)   -First Amendment to the Construction Lien Indemnity Obligation Agreement. (16)
   10(88)   -Specimen form of 14 1/4% First Mortgage Note Due 2001 of Harrah's Jazz Company
             and Harrah's Jazz Finance Corp. (16)
   10(89)   -Limited Partnership Agreement of Des Plaines Limited Partnership between
             Harrah's Illinois Corporation and John Q. Hammons, dated February 28, 1992;
             First Amendment to Limited Partnership Agreement of Des Plaines Limited
             Partnership dated as of October 5, 1992. (24)
 **11       -Computations of per share earnings.
 **12       -Computations of ratios.
 **13       -Portions of Annual Report to Stockholders for the year ended December 31, 1995.
             (25)
 **21       -List of subsidiaries of Harrah's Entertainment, Inc.
 **27       -Financial Data Schedule

------------

** Filed herewith

FOOTNOTES

 (1) Incorporated by reference from the Company's Registration Statement on Form 10, File No. 1-10410, filed on December 13, 1989.

 (2) Incorporated by reference from the Company's Current Report on Form 8-K filed June 15, 1995, File No. 1-10410.

 (3) Incorporated by reference from Holiday Corporation's Annual Report on Form 10-K for the fiscal year ended January 1, 1988, filed March 31, 1988, File No. 1-8900.

 (4) Incorporated by reference from Amendment No. 3 to Form S-1 Registration Statement of Harrah's Jazz Company and Harrah's Jazz Finance Corp., File No. 33-73370, filed August 4, 1994.

 (5) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, filed May 15, 1995, File No. 1-10410.

 (6) Incorporated by reference from the Company's and Embassy Suites, Inc.'s Amendment No. 2 to Form S-4 Registration Statement, File No. 33-49509-01, filed July 16, 1993.

 (7) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed March 21, 1995, File No. 1-10410.

 (8) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, filed May 12, 1994, File No. 1-10410.

 (9) Incorporated by reference from the Company's Proxy Statement for the May 26, 1995 Annual Meeting of Stockholders, filed April 25, 1995.

(10) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed August 14, 1995, File No. 1-10410.

(11) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, filed May 13, 1993, File No. 1-10410.

(12) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1989, filed March 28, 1990, File No. 1-10410.

(13) Incorporated by reference from Amendment No. 4 to Form S-1 Registration Statement of Harrah's Jazz Company and Harrah's Jazz Finance Corp., File No. 33-73370, filed October 12, 1994.

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

(25) Filed herewith to the extent portions of such report are specifically included herein by reference.

    (b) No Reports on Form 8-K were filed during the fourth quarter of 1995 and thereafter through February 29, 1996.

    (d) The financial statements of Harrah's Jazz Company will be filed as an amendment to this Form 10-K.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          HARRAH'S ENTERTAINMENT, INC.

Dated: March 6, 1996
                                            By
                                                 /s/ MICHAEL D.  ROSE
                                               ---------------------------------
                                                  (Michael D. Rose, Chairman)


    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

             Signature                               Title                        Date
------------------------------------  ------------------------------------   ---------------

    /s/  JAMES L. BARKSDALE           Director                                March 6, 1996
 ....................................
        (James L. Barksdale)

   /s/  SUSAN CLARK-JOHNSON           Director                                March 6, 1996
 ....................................
       (Susan Clark-Johnson)

   /s/    JAMES B. FARLEY             Director                                March 6, 1996
 ....................................
         (James B. Farley)

   /s/     JOE M. HENSON              Director                                March 6, 1996
 ....................................
          (Joe M. Henson)

   /s/       RALPH HORN               Director                                March 6, 1996
 ....................................
            (Ralph Horn)

   /s/    MICHAEL D. ROSE             Director and Chairman                   March 6, 1996
 ....................................
         (Michael D. Rose)

   /s/    WALTER J. SALMON            Director                                March 6, 1996
 ....................................
         (Walter J. Salmon)

   /s/    PHILIP G. SATRE             Director, President and Chief           March 6, 1996
 ....................................    Executive Officer
         (Philip G. Satre)

   /s/     BOAKE A. SELLS             Director                                March 6, 1996
 ....................................
          (Boake A. Sells)

   /s/   EDDIE N. WILLIAMS            Director                                March 6, 1996
 ....................................
        (Eddie N. Williams)

   /s/     SHIRLEY YOUNG              Director                                March 6, 1996
 ....................................
          (Shirley Young)

 /s/ CHARLES A. LEDSINGER, JR.        Chief Financial Officer                 March 6, 1996
 ....................................
    (Charles A. Ledsinger, Jr.)

  /s/     MICHAEL N. REGAN            Controller and Principal Accounting     March 6, 1996
 ....................................    Officer
         (Michael N. Regan)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Harrah's Entertainment, Inc.:

    We have audited in accordance with generally accepted auditing standards, the financial statements included in Harrah's Entertainment, Inc. 1995 annual report to stockholders, incorporated by reference in this Form 10-K, and have issued our report thereon dated March 5, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed under Item 14(a)2 on page 41 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Memphis, Tennessee,
March 5, 1996.

                                                                      SCHEDULE I

                          HARRAH'S ENTERTAINMENT, INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                              1995        1994
                                                                          --------    --------
                                ASSETS

Cash...................................................................   $      -    $      -
Investments in and advances to subsidiaries (eliminated in
  consolidation).......................................................    585,624     480,520
Net assets of discontinued hotel operations............................          -     143,008
Organizational costs...................................................          -          31
                                                                          --------    --------
                                                                          $585,624    $623,559
                                                                          --------    --------
                                                                          --------    --------
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued taxes, including federal income taxes..........................   $     75    $    122
                                                                          --------    --------
Commitments and contingencies (Notes 4, 8 and 9)
Stockholders' equity (Note 5)
  Common stock, $0.10 par value, authorized-360,000,000 shares, outstanding-102,673,828 and 102,402,619 shares (net of 19,026 and
    37,172 shares held in treasury)....................................     10,267      10,240
  Capital surplus......................................................    362,783     350,196
  Unrealized gain on marketable equity securities held by a
    subsidiary.........................................................     10,552           -
  Retained earnings....................................................    204,838     265,574
  Deferred compensation related to restricted stock....................     (2,891)     (2,573)
                                                                          --------    --------
                                                                           585,549     623,437
                                                                          --------    --------
                                                                          $585,624    $623,559
                                                                          --------    --------
                                                                          --------    --------

                 The accompanying Notes to Financial Statements are an integral part of these balance sheets.

                          HARRAH'S ENTERTAINMENT, INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31,
                                                                 ------------------------------
                                                                     1995       1994       1993
                                                                 --------    -------    -------

Revenues......................................................   $      -    $     -    $     -
Costs and expenses............................................        182        466        319
                                                                 --------    -------    -------
Loss before income taxes and equity in subsidiaries'
  continuing earnings.........................................       (182)      (466)      (319)
Income tax benefit............................................         64        163        112
                                                                 --------    -------    -------
Loss before equity in subsidiaries' continuing earnings.......       (118)      (303)      (207)
Equity in subsidiaries' continuing earnings...................     78,928     50,287     75,074
                                                                 --------    -------    -------
Income from continuing operations.............................     78,810     49,984     74,867
Discontinued operations (Note 1)
  Equity in subsidiaries' income from discontinued
    operations................................................     21,230     36,319     16,926
  Spin-off transaction expenses, net of tax benefit of
    $5,134....................................................    (21,194)         -          -
                                                                 --------    -------    -------
Income before extraordinary loss and cumulative effect of
  change in accounting policy.................................     78,846     86,303     91,793
Extraordinary loss on early extinguishment of debt by a
  subsidiary, net of tax benefit of $3,415....................          -          -     (5,447)
Cumulative effect of change in accounting policy, net of tax
  benefit of $4,317 (Note 7)..................................          -     (7,932)         -
                                                                 --------    -------    -------
Net income....................................................   $ 78,846    $78,371    $86,346
                                                                 --------    -------    -------
                                                                 --------    -------    -------

                 The accompanying Notes to Financial Statements
                   are an integral part of these statements.

                          HARRAH'S ENTERTAINMENT, INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31,
                                                                --------------------------------
                                                                    1995        1994        1993
                                                                --------    --------    --------

Cash flows from operating activities
  Net income.................................................   $ 78,846    $ 78,371    $ 86,346
  Adjustment to reconcile net income to cash flows from
    operating activities
    Discontinued operations
      Equity in subsidiaries' income from discontinued
        operations...........................................    (21,230)    (36,319)    (16,926)
      Spin-off transaction expenses, before income taxes.....     26,328           -           -
    Extraordinary loss.......................................          -           -       8,862
    Cumulative effect of change in accounting policy, before
      income taxes...........................................          -      13,924           -
    Amortization.............................................         31         271         271
    Equity in undistributed continuing earnings of
      subsidiaries...........................................    (78,928)    (50,287)    (75,074)
    Net change in working capital accounts...................     (5,047)     (5,960)     (3,479)
                                                                --------    --------    --------
Net change in cash...........................................          -           -
Cash, beginning of period....................................          -           -           -
                                                                --------    --------    --------
Cash, end of period..........................................   $      -    $      -    $      -
                                                                --------    --------    --------
                                                                --------    --------    --------

                 The accompanying Notes to Financial Statements
                   are an integral part of these statements.

                          HARRAH'S ENTERTAINMENT, INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1--BASIS OF ORGANIZATION

    Harrah's Entertainment, Inc. (Harrah's or the Company), a Delaware corporation, is a holding company, the principal assets of which are the capital stock of two subsidiaries, Harrah's Operating Company, Inc. (HOC) and Aster Insurance Ltd. (Aster). These condensed financial statements should be read in conjunction with the consolidated financial statements of Harrah's and subsidiaries.

    On June 30, 1995, the Company completed a spin-off of its hotel business (the PHC Spin-off) with the distribution to its stockholders on a one-for-two basis of the stock of a new entity, Promus Hotel Corporation (PHC). The Company had transferred its hotel operations to PHC prior to the PHC Spin-off. Through its subsidiaries, Harrah's, formerly The Promus Companies Incorporated, retained ownership of the casino entertainment business. As a result of the PHC Spin-off, Harrah's financial statements reflect the hotel business as discontinued operations.

NOTE 2--ORGANIZATIONAL COSTS

    Organizational costs were amortized on a straight-line basis over a five year period.

NOTE 3--INVESTMENT IN ASTER

    The value of Harrah's investment in Aster has been reduced below zero. Harrah's negative investment in Aster at December 31, 1995 and 1994 was $12.7 million and $13.4 million, respectively, and is included in investments in and advances to subsidiaries on the balance sheet. In addition, Harrah's has guaranteed the future payment by Aster of certain insurance-related liabilities.

NOTE 4--LONG-TERM DEBT

    Harrah's has no long-term debt obligations. Harrah's has guaranteed certain long-term debt obligations of HOC.

NOTE 5--STOCKHOLDERS' EQUITY

    In addition to its common stock, Harrah's has the following classes of stock authorized but unissued:

      Preferred stock, $100 par value, 150,000 shares authorized
      Special stock, 5,000,000 shares authorized-
             Series B, $1.125 par value

    On June 30, 1995, the PHC Spin-off was completed and the Company distributed to its stockholders the stock of PHC as a dividend. To reflect this distribution the $139.6 million book value of the net assets of discontinued operations as of the spin-off date has been charged against the Company's retained earnings (see
Note 1).

                          HARRAH'S ENTERTAINMENT, INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         NOTES TO FINANCIAL STATEMENTS

NOTE 5--STOCKHOLDERS' EQUITY (CONTINUED)
    Due to continued appreciation in the market value of the stock of an equity investee of HOC, during 1995 the carrying value of the investment was adjusted by HOC to include the unrealized gain in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." A corresponding increase, net of the related income tax provision, was recorded in stockholders' equity. The amount of such unrealized gain in prior years was not material.

NOTE 6--INCOME TAXES

    Harrah's files a consolidated tax return with its subsidiaries.

NOTE 7--CHANGE IN ACCOUNTING POLICY

    Effective January 1, 1994, Harrah's changed its accounting policy for its consolidated casinos relating to preopening costs. As a result of this change, operating results for the year ended December 31, 1994, reflect the cumulative charge against earnings, net of income taxes, of $7.9 million, or $0.08 per share, to write off the unamortized preopening costs balances related to projects opened in prior years.

NOTE 8--COMMITMENTS AND CONTINGENCIES

     A Harrah's subsidiary owns an approximate 47% interest in a partnership named Harrah's Jazz Company (Harrah's Jazz). On November 22, 1995, Harrah's Jazz and its wholly-owned subsidiary, Harrah's Jazz Finance Corp., filed for Chapter 11 bankruptcy. Prior to the filing, Harrah's Jazz was operating a temporary casino in the New Orleans, Louisiana Municipal Auditorium (the Temporary Casino) and constructing a new permanent casino facility on the site of the former Rivergate Convention Center in downtown New Orleans (the Permanent Casino). Harrah's Jazz ceased operation of the Temporary Casino and construction of the Permanent Casino on November 22, 1995 prior to the bankruptcy filings.

    Prior to these events, Harrah's delivered completion guaranties to the trustee of Harrah's Jazz's $435 million of 14.25% First Mortgage Notes, the bank lenders under a Harrah's Jazz $175 million bank credit facility and the Louisiana Economic Development and Gaming Corporation (the state agency regulating Harrah's Jazz). Each completion guaranty was subject to certain conditions, exceptions and qualifications. The Company believes that its obligations under these guaranties have been terminated by the recent events.

NOTE 9--LITIGATION

    Harrah's and certain of its subsidiaries have been named as defendants in a number of lawsuits arising from the suspension of development of a land-based casino, and the closing of the temporary gaming facility, in New Orleans, Louisiana, by Harrah's Jazz. The ultimate outcomes of these lawsuits

                          HARRAH'S ENTERTAINMENT, INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         NOTES TO FINANCIAL STATEMENTS

NOTE 9--LITIGATION (CONTINUED)
cannot be predicted at this time, and no provisions for the claims are included in the accompanying consolidated financial statements. The Company intends to defend these actions vigorously.

    In March 1995, the Company entered into a settlement agreement (the Settlement) with Bass PLC (Bass) of all claims related to the Merger Agreement and Tax Sharing Agreement arising from the 1990 Spin-off of Promus and acquisition of the Holiday Inn hotel business by Bass. As a result of the Settlement, a charge of $49.2 million was recorded in 1994 on the books of HOC to accrue the estimated cost of the settlement, the related legal fees and other associated expenses.

                                                                     SCHEDULE II
                          HARRAH'S ENTERTAINMENT, INC.
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                                            (IN THOUSANDS)
-------------------------------------------------------------------------------------------------------
              COLUMN A                  COLUMN B             COLUMN C             COLUMN D     COLUMN E
-------------------------------------------------------------------------------------------------------
                                                            ADDITIONS
                                                     ------------------------
                                                                                               BALANCE
                                       BALANCE AT      CHARGED       CHARGED     DEDUCTIONS    AT CLOSE
                                       BEGINNING       TO COSTS      TO OTHER       FROM          OF
            DESCRIPTION                OF PERIOD     AND EXPENSES    ACCOUNTS     RESERVES      PERIOD
-------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1995

  Allowance for doubtful accounts
    Current.........................    $  9,551       $  5,910      $     -      $  (4,551)(A) $10,910
                                       ----------    ------------    --------    ----------    --------
                                       ----------    ------------    --------    ----------    --------
    Long-term.......................    $     75       $      -      $     -      $       -    $     75
                                       ----------    ------------    --------    ----------    --------
                                       ----------    ------------    --------    ----------    --------
  Allowance for losses on property
    dispositions....................    $ 11,231       $      -      $     -      $ (11,231)(B) $     -
                                       ----------    ------------    --------    ----------    --------
                                       ----------    ------------    --------    ----------    --------
  Insurance allowances and
    reserves........................    $ 49,448       $ 22,865      $     -      $ (22,492)    $49,821
                                       ----------    ------------    --------    ----------    --------
                                       ----------    ------------    --------    ----------    --------
YEAR ENDED DECEMBER 31, 1994
  Allowance for doubtful accounts
    Current.........................    $  9,252       $  5,731      $     -      $   5,432(A)  $ 9,551
                                       ----------    ------------    --------    ----------    --------
                                       ----------    ------------    --------    ----------    --------
    Long-term.......................    $      -       $     75      $     -      $       -     $    75
                                       ----------    ------------    --------    ----------    --------
                                       ----------    ------------    --------    ----------    --------
  Allowance for losses on property
    dispositions....................    $ 11,000       $    231      $     -      $       -     $11,231
                                       ----------    ------------    --------    ----------    --------
                                       ----------    ------------    --------    ----------    --------
  Insurance allowances and
    reserves........................    $ 39,859       $ 52,908      $     -      $  43,319     $49,448
                                       ----------    ------------    --------    ----------    --------
                                       ----------    ------------    --------    ----------    --------
FISCAL YEAR ENDED DECEMBER 31, 1993
  Allowance for doubtful accounts,
    current.........................    $  9,617       $  4,673      $     -      $   5,038(A)  $ 9,252
                                       ----------    ------------    --------    ----------    --------
                                       ----------    ------------    --------    ----------    --------
  Allowance for losses on property
    dispositions....................    $ 11,000       $      -      $     -      $       -     $11,000
                                       ----------    ------------    --------    ----------    --------
                                       ----------    ------------    --------    ----------    --------
  Insurance allowances and
    reserves........................    $ 31,371       $ 46,333      $     -      $  37,845     $39,859
                                       ----------    ------------    --------    ----------    --------
                                       ----------    ------------    --------    ----------    --------

------------
 (A)  Uncollectible accounts written off, net of amounts recovered.
 (B)  Reduction of reserve due to disposition of subject property.

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

    As independent public accountants, we hereby consent to the incorporation of our report dated March 5, 1996, included in this Form 10-K for the year ended December 31, 1995, into the Company's previously filed Registration Statements File Nos. 33-32863, 33-32864, 33-32865, 33-59991, 33-59969, 33-59975, 33-59971
and 33-62783.

                                          ARTHUR ANDERSEN LLP

Memphis, Tennessee,
March 5, 1996.