Form 10-K/A
period 1995-12-31
HARRAHS ENTERTAINMENT INC
filed 1996-04-01
CIK 858339

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
                              -------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS                                         NAME OF EACH EXCHANGE ON WHICH REGISTERED
- ---------------------------------------------------------   ------------------------------------------
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


Common Stock...........................................   102,770,552 Shares


                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement for the 1996 Annual Meeting of Stockholders, which will be filed within 120 days after the end of the fiscal year, are incorporated by reference into Part III hereof and portions of the Company's Annual Report to Stockholders for the year ended December 31, 1995 are incorporated by reference into Parts I and II hereof.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

    The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as set forth below:

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.

    (a) 2. Financial Statements filed pursuant to Item 14 (d) (including related notes to financial statements) filed as a part of this report are listed below:

        Report of Independent Public Accountants

        Consolidated Balance Sheets of Harrah's Jazz Company

        Consolidated Statements of Operations of Harrah's Jazz Company

        Consolidated Statements of Partners' Capital of Harrah's Jazz Company

        Consolidated Statements of Cash Flows of Harrah's Jazz Company

        Notes to Consolidated Financial Statements of Harrah's Jazz Company

(d)
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Harrah's Jazz Company:

    We have audited the accompanying consolidated balance sheets of Harrah's Jazz Company (a Louisiana general partnership) and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' capital and cash flows for each of the two years then ended and for the period from November 29, 1993 (date of inception) through December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harrah's Jazz Company and subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the two years then ended and for the period from November 29, 1993 (date of inception) through December 31, 1993, in conformity with generally accepted accounting principles.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced significant losses and has a net capital deficiency of $170,063,000 at December 31, 1995. In addition, as described in Note 1 to the financial statements, the Company filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code on November 22, 1995, and suspended its principal business operations on that date. As discussed in Note 2, the Company has commenced negotiations with the State of Louisiana, the City of New Orleans, and its numerous creditors to attempt to develop a confirmable plan of reorganization. The outcome of the bankruptcy proceedings is uncertain. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters, including its efforts to develop and file a plan of reorganization that will be acceptable to the Court, the State of Louisiana, the City of New Orleans and the Company's creditors, are also described in Note 2. In the event a plan of reorganization is developed, filed and accepted, continuation of the business thereafter is dependent on the Company's ability to achieve successful future operations. The financial statements do not include any additional adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                                          Arthur Andersen LLP

New Orleans, Louisiana,
March 27, 1996.

                      HARRAH'S JAZZ COMPANY AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1995 AND 1994
                                 (IN THOUSANDS)
                                (NOTES 1 AND 2)

                                                                              1995        1994
                                                                         ---------    --------
                                ASSETS
Current assets
  Cash and cash equivalents...........................................   $  22,956    $144,129
  Investments in Marketable Securities (Notes 3 and 4)................           -     305,541
  Other...............................................................       2,026       4,625
                                                                         ---------    --------
    Total current assets..............................................      24,982     454,295
                                                                         ---------    --------
Land, buildings and equipment
  Property held for development.......................................      13,200      18,309
  Construction in progress............................................     145,148      49,130
  Furniture, fixtures and equipment, net of accumulated depreciation
    of $5,490 and $236................................................      26,581       2,169
                                                                         ---------    --------
                                                                           184,929      69,608
Deferred operating contract cost (Notes 3 and 9)......................     122,222       5,000
Lease prepayments (Notes 3 and 8).....................................      30,263      30,263
Leasehold costs (Note 3)..............................................           -      64,537
Deferred financing costs (Note 3).....................................           -      33,159
Organization costs (Note 3)...........................................           -       8,529
Other.................................................................       2,084           -
                                                                         ---------    --------
                                                                         $ 364,480    $665,391
                                                                         ---------    --------
                                                                         ---------    --------
                  LIABILITIES AND PARTNERS' CAPITAL
Liabilities not subject to compromise
  Accounts payable....................................................   $     550    $  2,868
  Accrued expenses....................................................      14,633      19,974
  Due to manager (Note 5).............................................           -       1,052
                                                                         ---------    --------
    Total liabilities not subject to compromise.......................      15,183      23,894
Liabilities subject to compromise (Note 6)............................     519,360           -
Long-term debt (Notes 6 and 7)........................................           -     510,000
Commitments and contingencies (Notes 5, 8 and 9)
Partners' capital (Notes 1 and 5)
  Partners' capital contributions.....................................     167,000     167,000
  Accumulated deficit.................................................    (337,063)    (35,503)
                                                                         ---------    --------
    Total partners' capital (deficit).................................    (170,063)    131,497
                                                                         ---------    --------
                                                                         $ 364,480    $665,391
                                                                         ---------    --------
                                                                         ---------    --------

        The accompanying notes are an integral part of these statements.

                      HARRAH'S JAZZ COMPANY AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE PERIOD FROM NOVEMBER 29, 1993 (DATE OF INCEPTION)
    THROUGH DECEMBER 31, 1993 AND THE YEARS ENDED DECEMBER 31, 1994 AND 1995
                                 (IN THOUSANDS)
                                (NOTES 1 AND 2)

                                                                     1995        1994       1993
                                                                ---------    --------    -------
REVENUES
  Casino.....................................................   $  92,028    $      -    $     -
  Food and beverage..........................................       4,860           -          -
  Other......................................................       2,241         291         50

  Less: Promotional allowances...............................      (3,872)          -          -
                                                                ---------    --------    -------
  Net revenues...............................................      95,257         291         50
                                                                ---------    --------    -------
OPERATING EXPENSES
  Casino.....................................................      72,847           -          -
  Food and beverage..........................................       2,270           -          -
  General and administrative.................................      35,206           -          -
  Management and consulting..................................       7,647           -          -
  Depreciation...............................................      44,978         227          9
  Asset valuation provision (Note 3).........................      69,579           -          -
  Preopening expenses (Note 3)...............................      15,017      23,955      6,208
  Other......................................................         124           -          -
                                                                ---------    --------    -------
  Total operating expenses...................................     247,668      24,182      6,217
                                                                ---------    --------    -------
  Income (Loss) from operations..............................    (152,411)    (23,891)    (6,167)
                                                                ---------    --------    -------
REORGANIZATION COSTS (Note 3)................................    (102,554)          -          -
                                                                ---------    --------    -------
OTHER INCOME (EXPENSE)
  Interest expense, net of capitalized interest (Note 1).....     (61,601)     (8,809)      (135)
  Interest income............................................      15,006       3,499          -
                                                                ---------    --------    -------
  Total other income (expense)...............................     (46,595)     (5,310)      (135)
                                                                ---------    --------    -------
NET LOSS.....................................................   $(301,560)   $(29,201)   $(6,302)
                                                                ---------    --------    -------
                                                                ---------    --------    -------

        The accompanying notes are an integral part of these statements.

                      HARRAH'S JAZZ COMPANY AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
           FOR THE PERIOD FROM NOVEMBER 29, 1993 (DATE OF INCEPTION)
    THROUGH DECEMBER 31, 1993 AND THE YEARS ENDED DECEMBER 31, 1994 AND 1995
                                 (IN THOUSANDS)
                                (NOTES 1 AND 2)

                                                   PARTNERS'    CONTRIBUTIONS                       TOTAL
                                                     CAPITAL         DUE FROM    ACCUMULATED    PARTNERS'
                                               CONTRIBUTIONS         PARTNERS        DEFICIT      CAPITAL
                                               -------------    -------------    -----------    ---------
Partners' capital contributions.............   $      70,000    $           -    $         -    $  70,000
Contributions due from partners.............               -          (67,768)             -      (67,768)
Net loss during development stage...........               -                -         (6,302)      (6,302)
                                               -------------    -------------    -----------    ---------
Balance--December 31, 1993..................          70,000          (67,768)        (6,302)      (4,070)

Partners' capital contributions.............         100,000           67,768              -      167,768
Financing advisory fee (Note 5).............          (3,000)               -              -       (3,000)
Net loss during development stage...........               -                -        (29,201)     (29,201)
                                               -------------    -------------    -----------    ---------
Balance--December 31, 1994..................         167,000                -        (35,503)     131,497
Net loss....................................               -                -       (301,560)    (301,560)
                                               -------------    -------------    -----------    ---------
Balance--December 31, 1995..................   $     167,000    $           -    $  (337,063)   $(170,063)
                                               -------------    -------------    -----------    ---------
                                               -------------    -------------    -----------    ---------

        The accompanying notes are an integral part of these statements.

                      HARRAH'S JAZZ COMPANY AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE PERIOD FROM NOVEMBER 29, 1993 (DATE OF INCEPTION)
    THROUGH DECEMBER 31, 1993 AND THE YEARS ENDED DECEMBER 31, 1994 AND 1995
                                 (IN THOUSANDS)
                                (NOTES 1 AND 2)

                                                                     1995         1994        1993
                                                                ---------    ---------    --------
Cash flows from operating activities
 Net loss....................................................   $(301,560)   $ (29,201)   $ (6,302)
 Adjustments to reconcile net loss to net cash used in
   operations
   Asset valuation provision.................................      69,579            -           -
   Reorganization costs......................................     102,554            -           -
   Provision for uncollectible accounts......................       1,041            -           -
   Depreciation..............................................      44,978          227           9
   Amortization of deferred financing costs..................       6,083            -           -
   Preopening expenses paid by partners......................           -        5,104       2,420
   Increase in other current assets..........................     (19,186)      (4,281)       (344)
   Increase in accounts payable and accrued expenses.........       2,649       21,945         897
   Increase in accounts payable and accrued expenses prior to
     Petition Date...........................................      60,467            -           -
                                                                ---------    ---------    --------
   Cash flows used in operating activities...................     (33,395)      (6,206)     (3,320)
                                                                ---------    ---------    --------
Cash flows from investing activities
 Net maturities (purchases) of marketable securities.........     305,541     (305,541)          -
 Purchase of land, buildings and equipment...................    (192,320)     (16,655)     (1,054)
 Payments for leasehold costs and other assets...............    (125,999)     (70,042)          -
                                                                ---------    ---------    --------
   Cash flows used in investing activities...................     (12,778)    (392,238)     (1,054)
                                                                ---------    ---------    --------
Cash flows from financing activities
 Partners' contributions in cash.............................           -      105,240       2,232
 Advances from (repayments to) manager.......................           -       (1,093)      2,145
 Deferred financing costs....................................           -      (16,983)          -
 Proceeds received from borrowings, net of underwriting fees.      70,000      500,863           -
 Payment of financial advisory fee...........................           -       (3,000)          -
 Debt retirements............................................    (145,000)     (42,457)          -
                                                                ---------    ---------    --------
   Cash flows provided by (used in) financing activities.....     (75,000)     542,570       4,377
                                                                ---------    ---------    --------
Net increase (decrease) in cash and cash equivalents.........    (121,173)     144,126           3
Cash and cash equivalents, beginning of period...............     144,129            3           -
                                                                ---------    ---------    --------
Cash and cash equivalents, end of period.....................   $  22,956    $ 144,129    $      3
                                                                ---------    ---------    --------
                                                                ---------    ---------    --------
Supplemental disclosure of non-cash transactions
 Assets acquired and expenses incurred by the partners and
   related debt assumed
   Land, buildings and equipment.............................   $       -    $   1,734    $ 46,842
   Leasehold costs and other assets..........................           -          604      38,635
   Preopening expenses.......................................           -        5,104       2,420
                                                                ---------    ---------    --------
                                                                        -        7,442      87,897
   Debt assumed, including accrued interest of $752..........           -            -     (66,123)
                                                                ---------    ---------    --------
     Net partner reimbursables, contributed to capital.......   $       -    $   7,442    $ 21,774
                                                                ---------    ---------    --------
                                                                ---------    ---------    --------
Supplemental disclosure of cash paid for interest expense,
 net of amounts capitalized..................................   $  61,508    $   2,067    $      -
                                                                ---------    ---------    --------
                                                                ---------    ---------    --------

        The accompanying notes are an integral part of these statements.

                      HARRAH'S JAZZ COMPANY AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, BANKRUPTCY AND BASIS OF PRESENTATION

    Harrah's Jazz Company (the "Company") is a Louisiana general partnership that was formed on November 29, 1993 for the purposes of developing, owning and operating the exclusive land-based casino entertainment facility ("Casino") in New Orleans, Louisiana, on the site of the former Rivergate Convention Center. The Company operated a temporary casino in the Municipal Auditorium ("Basin Street Casino" and together with the Casino, "Gaming Facilities") from May 1, 1995 to November 22, 1995.

    The Company has three general partners: Harrah's New Orleans Investment Company ("Harrah's Investment"), an indirect wholly-owned subsidiary of Harrah's Entertainment, Inc. ("HET"); New Orleans/Louisiana Development Corporation ("NOLDC") and Grand Palais Casino, Inc. ("GPCI") (collectively, "Partners"). The Partners completed the capitalization of the Company on November 16, 1994, which, based on amounts contributed by each Partner, resulted in the following ownership interests through November 20, 1995: Harrah's Investment, 52.94%; GPCI, 33.33%; and NOLDC, 13.73%.

    NOLDC had the right to purchase a 14.6% ownership interest from Harrah's Investment at any time until 120 days after the opening of the Basin Street Casino, which right was extended to September 28, 1995. In addition, as long as the ownership interest of Harrah's Investment was greater than 50%, Harrah's Investment had a put option to transfer 2.93% of its ownership interest to each of NOLDC or GPCI. On November 20, and 21, 1995, Harrah's Investment exercised its put option and assigned a 2.93% ownership interest to each of NOLDC and GPCI for nominal consideration. As a result, ownership interests as of December 31, 1995, were: Harrah's Investment, 47.07%; GPCI, 36.27%; and NOLDC, 16.66%. In September, 1995, Harrah's Investment and NOLDC instituted legal proceedings against each other (and, in the case of NOLDC, against the Company) relating to NOLDC's ownership interest in the Company, its option to purchase a 14.6% ownership interest from Harrah's Investment and its Material Partner status. For more information regarding this dispute, see Note 9.

    Harrah's Jazz Finance Corp. ("Finance Corp."), a wholly-owned subsidiary of the Company, was incorporated on December 17, 1993, for the sole purpose of issuing the debt discussed in Note 7 as co-obligor with the Company. The proceeds from such debt were received directly by the Company. Finance Corp. has not had and is not expected to have any operations.

    The Company was in the development stage until May 1, 1995, when its principal operations commenced. Development stage activities consisted of construction, organization activities related to arranging construction and financing contracts, and negotiating various other agreements to develop the Gaming Facilities.

    The accompanying financial statements have been prepared on the basis that the provisions of the amended and restated Partnership Agreement had been in effect as of November 29, 1993 (date of inception). Accordingly, the financial statements reflect assets acquired and expenses incurred by the Partners, whether prior or subsequent to formation of the Company, as well as related debt of the Partners the Company had assumed. As a result, the financial statements include significant amounts for transactions consummated prior to November 29, 1993 (see Note 5).

                      HARRAH'S JAZZ COMPANY AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 1. ORGANIZATION, BANKRUPTCY AND BASIS OF PRESENTATION--(CONTINUED) PETITION FOR RELIEF UNDER CHAPTER 11

    On November 22, 1995 (the "Petition Date"), the Company and subsidiary (collectively, the "Debtor") filed petitions for relief under Chapter 11 of the Federal Bankruptcy laws in the United States Bankruptcy Court for the District of Delaware. On November 30, 1995, the bankruptcy was transferred with the consent of the Company to the United States Bankruptcy Court for the Eastern District of Louisiana (the "Court").

    Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the Federal Bankruptcy laws are stayed while the Debtor attempts to reorganize. These claims are reflected in the December 31, 1995, consolidated balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the Court for relief from the stay. Secured claims are collateralized primarily by substantially all of the Debtor's assets.

    The Debtor received approval from the Court to pay or otherwise honor certain of its prepetition obligations, primarily utilities. The Debtor has determined that there is insufficient collateral to cover the principal and interest portion of scheduled payments on its prepetition debt obligations. Therefore, the Debtor discontinued accruing interest on these obligations as of November 22, 1995. For 1995, contractual interest on those obligations amounts to $68.2 million, which is $6.6 million in excess of reported interest expense.

NOTE 2. STATUS OF REORGANIZATION PLANS AND RELATED RISKS

    The Bankruptcy Code gives the debtor-in-possession the exclusive right to file a reorganization plan within 120 days after the bankruptcy filing. The Bankruptcy Code also provides that if a plan of reorganization filed by the Company has not been accepted by creditors impaired under the plan within 180 days after the Petition Date, other parties may file a plan of reorganization. An international company involved in gaming has notified the Court and other interested parties of its intent to file a competing plan of reorganization. The Company has been granted by the Court an extension of the exclusivity period to April 4, 1996 to file a plan of reorganization. In addition, the Court has extended the Company's time to assume or reject executory contracts, including leases and construction contracts, until the time provided for in the Company's plan of reorganization to be confirmed in the Company's bankruptcy case.

    Management of the Company has commenced negotiations with the City of New Orleans, the State of Louisiana, the noteholders' committee and the unsecured creditors' committee to attempt to find a mutually agreeable plan of reorganization. There can be no assurance that these negotiations will be successful, that any plan of reorganization will be able to be filed, or consummated. Management of the Company is diligently working toward a consensual plan of reorganization that would permit it to complete construction of the Casino, on a reduced scale which management believes is better adapted to the market than the casino as originally planned and then operate the reconfigured casino at that site. However, the negotiations are far from being complete, and any number of things could cause them to fail.

                      HARRAH'S JAZZ COMPANY AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 2. STATUS OF REORGANIZATION PLANS AND RELATED RISKS--(CONTINUED)
    On March 4, 1996, the Company entered into an agreement with the City of New Orleans, subject to a plan of reorganization being approved by June 30, 1996, whereby the Company agreed to pay $10.6 million to the City of New Orleans to fulfill the Company's obligations under the Basin Street Casino lease.

    The Governor of the State of Louisiana called a special legislative session, which began March 24, 1996 and is expected to end April 19, 1996. Among many other things, the legislature is to consider (1) amendments to the state constitution (that require a two-thirds vote of the legislature in order to be submitted to the voters) that would (a) prohibit gaming, with certain exceptions, or (b) prohibit gaming, with certain exceptions, unless approved on a local option basis within six months, and (2) legislation to authorize and require a local option election in 1996 as to whether each form of gaming, with certain exceptions, currently conducted and authorized as lawful shall continue to be lawful, subject to the expiration of existing state permits and licenses.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced significant losses and has a net capital deficiency of $170,063,000 at December 31, 1995. The outcome of the bankruptcy proceedings is uncertain. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

    Even if the Company is successful in developing a plan of reorganization that is filed with and approved by the Court, the State of Louisiana, the City of New Orleans and the Company's creditors, the Company has identified certain factors that may impact the development of the Casino or the Company's ability to achieve successful future operations:

   a. The size of the gaming market in New Orleans is uncertain. The success of a land-based casino in this market, including the number of visitors to the casino and their propensity to wager cannot be accurately predicted. No accurate prediction can be made as well concerning the impact of the Company's bankruptcy on the Casino's business. For these and other reasons, there is no assurance that the Company will be able to operate even a reorganized Casino in a successful manner;

   b. The Governor of the State of Louisiana and various legislative leaders have expressed their support for legislation which would provide for a public referendum on gaming (including the Casino). The nature and scope of any such referendum and any effect it could have on the Company is uncertain but could have a material adverse effect;

   c. There is a risk that the actual costs to complete construction of the Casino will exceed cost estimates and that the construction will not be completed on schedule;

   d. Although the Casino is the only land-based casino currently permitted by law in Orleans Parish, Louisiana, no assurance can be given that the City of New Orleans or the State of Louisiana will not amend or enact legislation permitting other land-based casinos in the New Orleans metropolitan area. Such legislative changes could have a material adverse effect on the Company's future operations. In addition, dockside riverboat gaming could have a material adverse affect on the Company's future operations.

   e. The Company, its owners, certain key employees and affiliates must undergo extensive investigation and review by state and local authorities to obtain and maintain the necessary permits and licenses required to own and operate the Casino. While there is no assurance that all the

                      HARRAH'S JAZZ COMPANY AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 2. STATUS OF REORGANIZATION PLANS AND RELATED RISKS--(CONTINUED)

        requisite permits and licenses will be obtained, the Company has no reason to believe that it will be unable to do so; and

     f. There are a number of conflicting provisions and inconsistencies among various city and state laws and agreements which govern the operation of the Casino. While management believes these matters will be resolved satisfactorily, an unfavorable resolution could have a material adverse effect on the Company's future operations.


NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PERVASIVENESS OF ESTIMATES--CERTAIN SIGNIFICANT ESTIMATES

    Financial statements prepared in accordance with generally accepted accounting principles require the use of management estimates. The most significant estimates with regard to these financial statements are related to the future recoverability, assuming a going concern, of buildings and equipment, property held for development, deferred operating contract cost, and lease prepayments, as discussed below. Realization of buildings and equipment, deferred operating contract costs and lease prepayments is dependent upon the Company successfully developing a plan of reorganization which is filed with and confirmed by the Court and the Company's ability to achieve successful future operations, as discussed in Note 2 above. The amount of buildings and equipment, deferred operating contract costs and lease prepayments considered realizable could be significantly reduced, if in the Company's judgment or a change in circumstances, the likelihood of confirming a plan of reorganization and achieving successful future operations becomes remote.

CASH AND CASH EQUIVALENTS

    For purposes of the consolidated statements of cash flows and consolidated balance sheets, cash and cash equivalents include amounts in bank accounts, funds invested with banks in interest-bearing accounts, United States Government securities, certificates of deposit, money market funds, commercial paper and similar highly liquid investments with original maturities of three months or less. All cash is collateral for the Notes pursuant to the Indenture (see Note
7); however, the Court has authorized the Company to use such funds to pay approved post Petition Date costs.

INVESTMENTS IN MARKETABLE SECURITIES

    The Company invested in commercial paper, repurchase agreements, Eurodollar deposits and government obligations with maturities not to exceed six months. These investments are carried at market value, which was the same as cost at December 31, 1994.

PROVISION FOR UNCOLLECTIBLE ACCOUNTS

    The Company records bad debt expense when the collection of casino or other receivables becomes doubtful. During 1995, the Company recorded bad debt expense and an allowance for doubtful accounts of $1 million, which was reduced by write-offs of $0.3 million.

                      HARRAH'S JAZZ COMPANY AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
LAND, BUILDINGS AND EQUIPMENT

    Land, buildings and equipment are stated at cost. Improvements and extraordinary repairs that extend the life of the asset are capitalized. Maintenance and repairs are expensed as incurred.

    Depreciation is calculated using the straight-line method over the estimated useful lives of the assets or related lease terms, whichever is shorter, as follows:

Buildings and improvements.....................................   30 years

Furniture, fixtures and equipment..............................   3-15 years

    See discussion below under Reorganization Costs and Impairment of Asset Carrying Values.

    The Company has property held for future development which has been valued at the lower of cost or estimated fair value, net of a valuation allowance of $5.1 million provided in 1995. The amount the Company will ultimately realize from the property could differ materially from the estimated fair value.

CAPITALIZED INTEREST

    Interest is capitalized on internally constructed assets at the Company's overall weighted average rate of interest. Interest was also capitalized on deferred operating contract costs, through the opening of the Basin Street Casino, as these costs represent an integral part of the Casino. Interest of $8.6 million, $7.8 million and $6.0 million was capitalized during 1995, 1994 and 1993, respectively. All previously capitalized interest, except that related to the Casino, has been expensed as reorganization costs in 1995.

OTHER ASSETS

  Deferred Operating Contract Cost

    Deferred operating contract cost consists of payments to the State of Louisiana (see Note 9) required by the casino operating contract, and is being amortized over the life of the contract.

  Lease Prepayments

    Lease prepayments include non-refundable initial payments required under the Company's leases (see Note 8) and will be amortized on a straight-line basis over the life of the related lease. See discussion below under Reorganization Costs and Impairment of Asset Carrying Values.

  Leasehold Costs

    Leasehold costs include direct costs related to acquiring the ground lease for the Casino site and executing the lease agreements for both the Casino and the Basin Street Casino sites. Leasehold costs were being amortized on a straight-line basis over the life of the related lease. See discussion below under Reorganization Costs and Impairment of Asset Carrying Values.

  Deferred Financing Costs

    Direct costs related to the Company's debt financings were deferred and were being amortized ratably over the life of the related debt. See discussion below under Reorganization Costs and Impairment of Asset Carrying Values.

                      HARRAH'S JAZZ COMPANY AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
  Organization Costs

    Organization costs include the direct costs associated with the formation of the Company and its subsidiary, which were being amortized over 60 months. See discussion below under Reorganization Costs and Impairment of Asset Carrying Values.

PREOPENING COSTS

    Costs incurred prior to the opening of the Basin Street Casino primarily related to the training and development of employees were deferred and were being amortized over a period not to exceed 12 months from the date the Basin Street Casino opened. Such costs totaled approximately $1 million as of December 31, 1994 (included in other current assets on the accompanying consolidated balance sheet) and were expensed during 1995. All other operating costs incurred prior to opening were expensed as incurred.

REORGANIZATION COSTS AND IMPAIRMENT OF ASSET CARRYING VALUES

    Reorganization costs are segregated from normal operations in the December 31, 1995 consolidated statement of operations and reflect the costs incurred associated with the reorganization of the Company.

    The Company continually evaluates whether events and circumstances have occurred that indicate that certain assets may not be recoverable. When factors indicate that long-lived assets should be evaluated for impairment, the Company uses an estimate of undiscounted net cash flow over the remaining life of the related lease or contract, as applicable, in determining whether the assets are recoverable. Due to the filing of the bankruptcy petition, the Company evaluated all long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for Long-Lived Assets and Long-Lived Assets to be Disposed Of." In addition, the recoverability of all current assets was assessed in light of the filing of the bankruptcy petition. Based on management's evaluations, the following asset writedowns/reserves and reorganization costs/reserves, respectively, were recorded in the accompanying Consolidated Statement of Operations for the year ended December 31, 1995:

                                                                ASSET WRITEDOWNS/    REORGANIZATION
                                                                    RESERVES         COSTS/RESERVES
                                                                -----------------    --------------
Leasehold costs..............................................      $64,471,000        $           -
Deferred financing costs.....................................                -           27,062,000
Leasehold improvements.......................................                -           19,388,000
Capitalized interest.........................................                -           17,404,000
Lease exit costs--Basin Street Casino (Note 8)...............                -           12,321,000
Organizational costs.........................................                -            8,999,000
Receivables and prepayments..................................                -           14,813,000
Property held for development................................        5,108,000                    -
Other current assets.........................................                -            2,354,000
                                                                -----------------    --------------
                                                                    69,579,000          102,341,000
Other reorganization costs--professional fees................                -              213,000
                                                                -----------------    --------------
                                                                   $69,579,000        $ 102,554,000
                                                                -----------------    --------------
                                                                -----------------    --------------

    The $17.2 million related to receivables and prepayments, and other current assets, which are included in other current assets in the accompanying balance sheet, and the $5.1 million related to

                      HARRAH'S JAZZ COMPANY AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED) property held for development, are valuation allowances to reduce these accounts to an estimated net realizable value.

    Realization of buildings and equipment, deferred operating contract costs and lease prepayments is dependent upon the Company successfully developing a plan of reorganization which is filed with and confirmed by the Court and the Company's ability to achieve successful future operations, as discussed in Note 2 above. The amount of buildings and equipment, deferred operating contract costs and lease prepayments considered realizable could be significantly reduced, if in the Company's judgment or because of a change in circumstances, the likelihood of confirming a plan of reorganization and achieving successful future operations becomes remote.

INCOME TAXES

    No provision is made in the accounts of the Company for federal and state income taxes, as such taxes are the responsibility of the individual partners. The Company's tax returns and amounts of its allocable revenues and expenses are subject to examination by federal and state taxing authorities. If such examinations occur and result in changes, the portion of the Company's income or loss reported by the individual partners would also change.

NOTE 4. INVESTMENTS IN MARKETABLE SECURITIES

    At December 31, 1995 and 1994, the Company held $0 and $305.5 million, respectively, in investments in current marketable securities. These securities are reflected at market, which is the same as cost, at December 31, 1994 and had maturities of six months or less.

    During 1994 and 1995, proceeds from the sales and calls of securities available for sale were zero, therefore resulting in no gross realized gains or gross realized losses.

NOTE 5. TRANSACTIONS WITH PARTNERS

PARTNERS' CAPITAL

    The Partners contributed total capital of $170 million prior to the closing of the debt financing discussed in Note 7. The capital contributions consisted of (in millions):

Cash..............................................................   $107.5
Partnership debt satisfied by GPCI on November 16, 1994...........     33.3
Net assets and expenses paid by the Partners on behalf of the
Company...........................................................     29.2
                                                                     ------
                                                                     $170.0
                                                                     ------
                                                                     ------

    Cash contributions to capital included $5.3 million the Partners paid directly to third parties for amounts incurred by the Company.

    The Partnership Agreement provides that certain assets acquired, net of related debt, and expenses incurred by the Partners on behalf of the Company would be contributed capital. The principle followed in determining the net value of such assets and expenses was on the Partners' original cost, except for the ground lease for the Casino site which was acquired at a price negotiated among the Partners. The Partners believed that such price represented the fair market value of the ground lease.

                      HARRAH'S JAZZ COMPANY AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 5. TRANSACTIONS WITH PARTNERS--(CONTINUED)
    Included in the amounts incurred are $4.2 million of legal fees to the law firm of a member of the Company's Executive Committee, who is also a director of an affiliate of GPCI and $500,000 of legal fees to the law firm of a member of the Company's Executive Committee, who is also a shareholder of NOLDC.

    The agreements discussed in the remainder of this Note are executory contracts (see discussion in Note 2).

MANAGEMENT AGREEMENT

    The operations of the Casino will be managed by Harrah's New Orleans Management Company ("Harrah's Management" or "Manager"), an affiliate of Harrah's Investment, pursuant to a management agreement executed on March 15, 1994. The management agreement expires 20 years after opening of the Basin Street Casino, but may be renewed four times in ten-year increments at the option of Harrah's Management. Harrah's Management is to receive a base management fee equal to 4% of Basin Street Casino gross revenues. For managing the Casino, Harrah's Management is to receive a base management fee equal to 3% of annual gross revenues up to $750 million; 4% of annual gross revenues in excess of $750 million up to $1 billion; and 5% of annual gross revenues in excess of $1 billion. In addition, Harrah's Management is entitled to receive an incentive fee equal to 7% of the Casino's Net Operating Revenue, as defined, in excess of $75 million, as well as other system fees and contributions, including a marketing fund contribution of 0.4% of the Basin Street Casino and Casino revenues. As of the Petition Date, the Company had paid Harrah's Management $1.7 million and an additional $2.1 million was owed Harrah's Management for management fees related to 1995 operations.

    Harrah's Management funded ongoing project costs in excess of Partner cash contributions prior to November 16, 1994. Upon the issuance of first mortgage notes as discussed in Note 7, the advances, including interest from Harrah's Management of $20.3 million were reimbursed from proceeds of the debt financing. Interest accrued on these advances at prime plus 4%. At December 31, 1995 and 1994, Due to Manager consisted of non-interest bearing current payables for payroll and other similar costs. At December 31, 1995, the Due to Manager balance for these costs is $25.5 million and is classified as a liability subject to compromise (Note 6).

CONSULTING AGREEMENTS

    Pursuant to consulting agreements dated March 15, 1994, NOLDC and Grand Palais Management Company, L.L.C., an affiliate of GPCI, each receive an annual consulting fee from the Company equal to 2% of gross revenues of the Basin Street Casino and 1% of gross revenues of the Casino. As of the Petition Date, the Company had paid $848,000 to each entity and an additional $1,064,000 was owed to each entity for consulting fees related to 1995 operations.

                      HARRAH'S JAZZ COMPANY AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 5. TRANSACTIONS WITH PARTNERS--(CONTINUED)

OTHER AGREEMENTS

    On November 16, 1994, the Company paid Embassy Suites, Inc. (which was subsequently renamed Harrah's Operating Company, Inc., "HOC"), an affiliate of Harrah's Investment, $3 million for services related to the arrangement of financing for the development and construction of the Gaming Facilities and $500,000 for indemnifying the title insurers for certain construction liens which might have arisen prior to recording of the mortgages granted the lenders in connection with the financing completed on November 16, 1994 . The Company was also obligated to pay HOC $12.2 million upon the opening of the Casino pursuant to a completion guarantee agreement whereby HOC was to provide loans to the Company if additional funds were necessary to complete the development of the Gaming Facilities, subject to certain important exceptions and limitations. Since the filing of the Company's Chapter 11 proceeding, HET has stated that the failure of the Company to obtain all funds under the bank credit agreement (Note
7) and the acceleration of the maturity of the bank loans terminated HET's obligations under the completion guarantees. On December 29, 1995, the City filed a lawsuit against the Completion Guarantors, among others, which alleged that the Completion Guarantors have failed to perform their obligations under the First Mortgage Notes completion guarantee. On January 23, 1996, LEDGC also filed a lawsuit to compel the Completion Guarantors either to complete construction of the Rivergate Casino or pay damages. No discovery has been taken in this lawsuit by LEDGC and no answer has been filed.

NOTE 6. LIABILITIES SUBJECT TO COMPROMISE

    Payment or other disposition of the secured and unsecured liabilities of the Company existing as of the date of the bankruptcy proceedings is deferred until a plan of reorganization has been approved by the requisite number of the Company's creditors and confirmed by the Bankruptcy Court (see Note 2). As of December 31, 1995, the Company's books and records reflected unsecured and undersecured liabilities subject to settlement under Chapter 11 proceedings as follows:

First Mortgage Notes........................................   $435,000,000
Construction Accounts Payable...............................     36,398,000
Due to Manager..............................................     27,620,000
Consulting fees payable to related parties..................      2,128,000
Harrah's Entertainment, Inc., and affiliates................      2,281,000
Others, individually less than $1,000,000...................     15,933,000
                                                               ------------
                                                               $519,360,000
                                                               ------------
                                                               ------------

    The full amount of the First Mortgage Notes have been included in Liabilities Subject to Compromise since they are an undersecured liability and the ultimate value of the security is dependent upon future events, the outcome of which are uncertain at this time.

    As part of the bankruptcy process, creditors are allowed to file proofs of claim with the Court specifying their position on amounts owed to them. Creditors often include estimates of penalties,

                      HARRAH'S JAZZ COMPANY AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 6. LIABILITIES SUBJECT TO COMPROMISE--(CONTINUED) interest and damages in proofs of claim. These amounts are subject to upward or downward adjustments and approval by the debtors and Court.

NOTE 7. DEBT

    On November 16, 1994, the Company issued $435 million of first mortgage notes, due 2001 (the "Notes") bearing interest at a rate of 14.25% per annum, plus contingent interest equal to 7.25% of the Company's consolidated earnings before interest, taxes, depreciation and amortization, which Notes are secured by substantially all assets of the Company.

    The Notes are redeemable, in whole or in part, any time on or after November 15, 1999, initially at 114.00% of the principal amount thereof for one year and then declining to 107.25% until maturity on November 15, 2001. In addition, upon the occurrence of a change in control, as defined, holders of the Notes may elect to require the Company and Finance Corp. to repurchase all or any part of such holder's Notes at a purchase price equal to 101% of the principal amount thereof, together with accrued interest to the purchase date.

    There are no sinking fund requirements under the Notes indenture; however, as discussed in Note 8, the Company's lease agreement for the Casino site calls for sinking fund payments or debt retirements commencing two years following the issuance of secured debt.

    The Notes were issued pursuant to the Indenture which provides that an event of default occurs when the Company or Finance Corp. files a voluntary bankruptcy petition under Chapter 11, and that if such an event of default occurs, all of the principal of, premium applicable to, and accrued interest on, the Notes will be immediately due and payable on all outstanding Notes without any declaration or other act on the part of the Indenture Trustee or the holders of the Notes. In accordance with the provisions of the Bankruptcy Code, payment on the Company's pre-petition debt has been suspended and reclassified as "Liabilities Subject to Compromise." The Company believes that all of its secured creditors are undersecured; therefore, the Company stopped accruing interest on unsecured and undersecured debt as of November 22, 1995.

    Additionally, the Company entered into a credit agreement with a group of banks which provided Bank Credit Facilities aggregating $175 million (the "Bank Credit Facilities"). At December 31, 1994, $75 million was outstanding under one of the term loan commitments with interest at 9.625% through March 21, 1995, and such funds were being held in the bank's cash collateral account. On
November 19, 1995, representatives of the Company's bank syndicate informed the Company that the bank syndicate would not disburse funds to the Company under the terms of the bank credit facility. As of November 20, 1995, $145 million was outstanding under the Bank Credit Facilities and had been deposited in the bank's cash collateral accounts, but was not available to the Company.
The bank credit facility was accelerated and terminated by the bank lenders on November 21, 1995 and $157 million of cash on deposit in the bank's cash collateral account was taken back by the group of banks. Accordingly, no amounts were outstanding under the Bank Credit Facilities at December 31, 1995.

    At December 31, 1995, the Company has no long-term post Petition Date debt. On March 5, the Court issued an interim order granting the Company's motion, permitting the Company to borrow on an unsecured basis $2.5 million in principal amount from HET or one of its affiliates and to pay interest of 8% per annum on the financing. The financing has been granted an administrative priority status, on an equal basis with the holders of the Notes. The Court has set March 28, 1996 as the date for the final

                      HARRAH'S JAZZ COMPANY AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 7. DEBT--(CONTINUED)
hearing of the Company's motion for the financing. The Company has used the $2.5 million to pay a like amount to the City of New Orleans in partial settlement of the Company's obligations under the Basin Street Casino lease (see Note 2).

    Based on market quotes of its publicly traded first mortgage notes, the fair value of the Company's long-term debt was approximately $125 million at December 31, 1995.

NOTE 8. LEASES

    The Company leases both real estate and equipment for use in its business through operating leases. In addition to minimum rentals, certain leases provide for contingent rents based on percentages of revenue and certain payments to Partners out of Cash Flow, as defined. Rent payments with escalation provisions are amortized so as to achieve level rent expense, except for the impact of contingent rentals, over the life of the lease. Real estate operating leases range from 21 months to 30 years with options for extensions up to an additional 30 years. The average remaining term for non-real estate leases extends approximately two years.

    The Company's operating leases, including the Company's property leases, are executory contracts. Under the Bankruptcy Code, a company in reorganization can choose to accept or reject executory contracts. With minor exceptions, management of the Company has not determined which leases the Company will accept or reject.

    The aggregate contractual future minimum rental commitments, excluding contingent rentals as of December 31, 1995, were as follows (in thousands):


1996............................................................   $  3,108
1997............................................................     17,549
1998............................................................     17,430
1999............................................................     17,386
2000............................................................     17,381
Thereafter......................................................    381,513
                                                                   --------
                                                                   $454,367
                                                                   --------
                                                                   --------

THE CASINO SITE

    On March 15, 1994, the Company entered into a lease with Rivergate Development Corporation ("RDC") and the City of New Orleans for the Rivergate site on which the Casino was being constructed, all pursuant to an assignment, dated as of March 15, 1994, from GPCI. The initial term, from March 15, 1994, is 30 years, with three ten-year renewal options.

    As of December 31, 1994, the required lease prepayment of $30 million and mobilization payment of $8.75 million had been paid. Annual payments after opening are subject to a minimum annual aggregate amount of approximately $15.4 million subject to escalation beginning in 2001, and 4.99% of certain payments to Partners out of cash flows and proceeds of major capital events, as defined.

                      HARRAH'S JAZZ COMPANY AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 8. LEASES--(CONTINUED)
    The lease also requires sinking fund payments or debt retirements of the lesser of 2% of the original principal amount of the Company's secured debt or 25% of net income, escalating to 20% of such original principal amount in each of the two years ending one year prior to maturity, commencing two years following the issuance of secured debt. In addition, maintenance of a capital replacement fund to be funded by a percentage of gross gaming and non-gaming revenues of 1.5% the first year, 1.75% the second year and 2.0% each succeeding year is required. Costs of capital replacements may be paid from this fund. Amounts in excess of $25 million, adjusted upwards by the Consumer Price Index ("CPI"), may be withdrawn by the Company. Upon termination of the lease, the balance of the funds will be available to restore the facilities.

THE BASIN STREET CASINO SITE

    On March 15, 1994, the Company entered into a lease with the RDC and the City of New Orleans for use of the Municipal Auditorium as the Basin Street Casino site during the development of the Casino. The initial term, commencing March 15, 1994, is two years with nine two-year extension options, except that the lease will terminate on the date the Casino opens to the general public.

    Annual rent and other payments due under the lease after opening were subject to a minimum annual aggregate amount of approximately $3.4 million and 4.99% of certain payments to Partners out of cash flow and proceeds of major capital events, as defined. Rent payments were due equal to 6% of gross non-gaming revenues, and the amount by which 5% of gross gaming revenues for each fiscal year exceeds the base rent of $200,000 per month.

    Upon the opening of the Casino, the Basin Street Casino was to be closed and the premises restored to its previous use as a civic auditorium. Further, additional improvements or replacements are to be made at a cost not to exceed $1.2 million plus annual CPI increases.

    On March 4, 1996, the Company entered into an agreement with the City of New Orleans with respect to the Basin Street Casino, subject to a plan of reorganization being approved by June 30, 1996, whereby the Company agreed to pay $10.6 million to the City of New Orleans of which approximately $1 million is payable to the Orleans Parish School Board, to fulfill the Company's obligations under the Basin Street Casino Lease. The agreement provides that the Basin Street Casino is not required be reopened by the Company; therefore, all future costs related to the Basin Street Casino Lease, including costs to restore the building for use as a municipal auditorium, of approximately $1.7 million has been expensed as reorganization costs in 1995. The Company and the City have also agreed, as part of the settlement agreement, to negotiate a series of issues under the Casino Lease, the Basin Street Casino Lease and the General Development Agreement.

NOTE 9. COMMITMENTS AND CONTINGENCIES

OPERATING CONTRACT

    The Company has entered into a Casino Operating Contract with the Louisiana Economic Development and Gaming Corporation ("LEDGC") to operate the Gaming Facilities for 20 years, with a 10-year extension option. The Casino Operating Contract requires the Company to pay a total of $125 million in installments to the LEDGC, with payments due at various times prior to the opening of the

                      HARRAH'S JAZZ COMPANY AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 9. COMMITMENTS AND CONTINGENCIES--(CONTINUED)
Basin Street Casino ($5 million was paid as of December 31, 1994 -Deferred Operating Contract Costs), and the remaining balance due within ten days after commencement of Basin Street Casino operations (which was paid during 1995), plus annual compensation, as follows:

    Basin Street Casino--During the period of the Basin Street Casino's operation, the Company paid the LEDGC payments equal to 25% of the Gross Gaming Revenue, as defined.

    The Casino--After the Casino opens, the Company is required to pay the LEDGC payments in daily installments, calculated on an annualized basis, equal to the greater of $100 million and a percentage of Gross Gaming Revenues, as defined, as set forth below:

    . 19% of the first $600 million; plus
    . 20% of the next $100 million; plus
    . 22% of the next $100 million; plus
    . 24% of the next $100 million; plus
    . 25% of the amount over $900 million.

    The Casino Operating Contract also requires the Company to pay the LEDGC $11,364 per month during the construction of the Gaming Facilities and to comply with various covenants and conditions, including completing construction by specified dates.

    The Casino Operating Contract specifies the circumstances under which LEDGC may revoke the contract. The Casino Operating Contract provides that, subject to the rights of leasehold mortgagees, the occurrence of a default of a material obligation by the Company could result in the termination of the contract. Such defaults under the Casino Operating Contract include, among other things: (i) the Company's failure to pay the LEDGC payments or any other payment, (ii) financial instability of the Company, (iii) unsuitability of the Company, (iv) adjudication of the Company as being in default under certain leases and agreements if, in LEDGC's opinion, the default materially affects the Company's ability to perform its obligations under the Casino Operating Contract, (v) the Company's filing of a petition or other request for relief seeking any reorganization, liquidation, dissolution or similar relief, or (vi) the Company's failure to perform or comply with any other material obligation in the Casino Operating Contract. In the event of a default, LEDGC is required to provide notice to the Company of the default and to provide the Company with an opportunity to cure the default. If the Company does not cure the default within the time period provided in the Casino Operating Contract, LEDGC is permitted to terminate the Casino Operating Contract, enforce the obligation in default and exercise any other right or remedy available to LEDGC, including the imposition of fines. LEDGC has not notified the Company of any defaults under the Casino Operating Contract. The Company believes that some of the default provisions in the Casino Operating Contract may be unenforceable pursuant to the Bankruptcy Code, so long as the Company cures all other defaults. There is however, no assurance that the Company can prevent a revocation of the Casino Operating Contract by LEDGC or the Louisiana State legislature or recover damages as a result of the revocation. Revocation of the Casino Operating Contract would have a material adverse effect on the Company.

                      HARRAH'S JAZZ COMPANY AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 9. COMMITMENTS AND CONTINGENCIES--(CONTINUED)
GENERAL DEVELOPMENT AGREEMENT

    The General Development Agreement ("GDA") entered into with the RDC requires the Company to pay up to $2 million for transportation and roadway improvements to mitigate the impact of the Casino development on the city's traffic and transportation network. The Company is also obligated to reimburse the RDC for certain costs incurred during the construction of the Gaming Facilities, not to exceed an aggregate amount of $1.6 million. As of the Petition Date, the Company had paid $3.4 million related to these obligations.

    The GDA also requires the Company to form a special purpose corporation to interface with new and existing businesses owned and controlled by minorities, women and disadvantaged persons. The Company is required to capitalize this corporation with $500,000 and underwrite its operations at a minimum of $250,000 per year for five years. The Company must also contribute an additional $500,000 per year for five years to similar public efforts, in accordance with standards to be established by the Company. As of the Petition Date, the Company had paid $883,000 towards this obligation. As part of the Company's settlement agreement with the City of New Orleans (see Note 8), the Company will not have to make any additional payments with respect to this obligation.

OTHER CITY AGREEMENTS

    On October 5, 1994, the Company and the City of New Orleans (the "City") entered into an agreement obligating the Company to pay the City $4 million shortly after closing the debt financing discussed in Note 7, which was paid on November 28, 1994, and make an annual payment of $1.25 million for each year during the term of the Casino lease in which the Company receives gross gaming revenues in an amount of $400 million or more. The Company has delivered to the City a $1.5 million irrevocable letter of credit to secure these payments.

CONSTRUCTION CONTRACTS

    On December 8, 1995, with the agreement of the Company, the Court ordered the Company to: (i) make approximately $250,000 in immediate repairs to the streets and sidewalks by the Casino construction site; (ii) spend an estimated $1.3 million on construction at the Casino site; and (iii) pay up to $100,000 of additional expenditures requested by the City of New Orleans. On February 23, 1996, the Court authorized the Company to enter into an agreement for a lump sum price of $8.5 million with one of its primary construction contractors to complete repairs to the streets and sidewalks by the Rivergate Casino construction site, and order the Company to resume construction on the Rivergate Casino to prevent, among other things, water infiltration into the Casino. The repair work commenced on March 8, 1996.

    The Court has extended the Company's time to assume or reject executory contracts, including construction contracts, until the time provided for in the Company's plan of reorganization to be confirmed in the Company's bankruptcy case.

LITIGATION

    On April 26, 1993, a lawsuit was filed in the Civil District Court for the Parish of Orleans captioned Henry George McCall vs. Harry McCall, Jr., et al. Plaintiffs asserted an ownership interest

                      HARRAH'S JAZZ COMPANY AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 9. COMMITMENTS AND CONTINGENCIES--(CONTINUED) in certain land underlying the Rivergate site and also sought permanent injunctive relief prohibiting the use of such land for the Casino. The lawsuit also challenged the manner in which the RDC was formed and its authority to enter into the ground lease and the Basin Street Casino Lease. On February 22, 1994, the Civil District Court granted defendant's motion for summary judgment, thereby dismissing all claims. On February 23, 1995, the state appellate court unanimously affirmed the Civil District Court's ruling that the plaintiffs did not have an ownership interest in any land underlying the Rivergate site and remanded the case to the Civil District Court to determine whether the plaintiffs have standing to assert the other claims concerning the authority of RDC to enter into the Rivergate Casino Lease and the Basin Street Casino Lease. The property claims in this litigation have been finally resolved in favor of the Company, the City and RDC.

    In December 1995, the Civil District Court granted the exception of no right of action submitted by the City of New Orleans and the RDC and held that the McCall's lack standing to challenge the constitutionality of the RDC. The McCalls filed a devolutive appeal to the Fourth Circuit. The Company was not a movant on the exception, did not participate in the hearing and, presumably, would not participate in the appellate process.

    On February 22, 1996, the record was lodged with Fourth Circuit, and the McCalls were granted through March 18, 1996, in which to file their original brief. The McCalls then filed pleadings with the Fourth Circuit suggesting the Company's Chapter 11 case somehow stayed the appeal and that the appeal could not proceed unless and until the Court entered an appropriate modification of the stay. In response to those pleadings, the Fourth Circuit has now entered an order providing that the McCalls' brief be filed "within fourteen days after the Bankruptcy Court issues a written ruling on the application to modify stay as it pertains to this appeal."

    In addition, on April 6, 1994, Harry McCall, one of the claimants in the McCall litigation, filed a motion in the Civil District Court to enforce an agreement Mr. McCall claims to have entered into with the Company to settle the McCall litigation, asserting that he was entitled to receive settlement proceeds based upon that agreement. The Company does not believe that a binding settlement agreement was reached with that claimant. On July 8, 1994, the Civil District Court ruled that Mr. McCall's motion was procedurally defective. The plaintiff failed to cure the deficiency, and on September 12, 1994, the district court in New Orleans dismissed Mr. McCall's motion to enforce the alleged agreement. A notice of appeal was filed by Mr. McCall and on October 12, 1995, the Fourth Circuit Court of Appeals for the State of Louisiana reversed the district court's ruling, which would allow Mr. McCall to pursue his claim. As a result of the Company's bankruptcy case, this litigation currently is stayed with respect to the Company. However, a motion has been filed by Mr. McCall to lift the automatic stay to permit the McCall Litigation to proceed. A hearing on Mr. McCall's motion to lift the stay has been set for April 2, 1996. The Company filed objections to Mr. McCall's motion on March 25, 1996.

    On October 5, 1994, a lawsuit was filed in the Civil District Court for the Parish of Orleans captioned Tucker v. City of New Orleans. Plaintiff (who is also the plaintiff's attorney in the McCall litigation) challenged the validity of three casino-related ordinances adopted by the City Council on September 23, 1994 which authorized, among other things, amendments to the Ground Lease. The lawsuit also challenged the constitutionality of a clarifying amendment to the Gaming Act. In the event the plaintiff ultimately prevails, it is possible that the Rivergate Casino Lease could be declared void. The City has filed preliminary exceptions contending that the plaintiff has failed to name indispensable

                      HARRAH'S JAZZ COMPANY AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 9. COMMITMENTS AND CONTINGENCIES--(CONTINUED) and necessary parties as defendants. The exceptions and preliminary challenges to the plaintiff's lawsuit were filed on November 18, 1994. On March 13, 1995 and August 17, 1995, the plainitiff filed supplemental amended petitions. On September 22, 1995, the City requested the plaintiff to consider its prior filed exceptions as applicable. The plaintiff did not object in its supplemental petition. Since then, this lawsuit has remained dormant in the Civil District Court for the Parish of Orleans.

    On December 6, 1994, a lawsuit captioned Louisiana Landmarks Society, Inc.
v. City of New Orleans, Rivergate Development Corporation and Harrah's Jazz Company was filed seeking to prevent, among others, the Company from moving the Joan of Arc statue or converting any part of the Joan of Arc Plaza without the approval of the Secretary of the Interior. The original design plans for the Casino contemplated locating the main access areas for the Casino in the area currently in use as the Plaza. The plaintiff alleged that the Joan of Arc Plaza was developed with federal funds for historic purposes and, therefore, the statue cannot be converted to another use without the approval of the Secretary of the Interior. The plaintiff also alleged a pendant state law claim that the Plaza had been dedicated as a park by the City of New Orleans and that the Plaza's conversion to another use requires the approval of the Louisiana state legislature. On January 27, 1995, the United States District Court for the Eastern District of Louisiana issued an order permanently restraining the City, the RDC and the Company from removing the Joan of Arc statue or using any part of the Place de France without the approval of the Secretary of the Interior. The City, the RDC and the Company filed notices of appeal. On February 7, 1996, the United States Court of Appeals of the Fifth Circuit heard oral arguments on the appeal briefs filed by all the parties to the lawsuit. The United States Court of Appeals of the Fifth Circuit has not rendered a decision.

    In addition to appealing the permanent restraining order of the United States District Court for the Eastern District of Louisiana, the Company has also proposed the use of a modified design for the Rivergate Casino, which would allow for the completion of construction either with the statue present or with the statue removed. The modified design has been completed, but in order to implement the modified design, the Company must obtain the approval of certain state and local governmental agencies, including the City Planning Commission and the City Council.

    On September 26, 1995, a lawsuit captioned Harrah's New Orleans Investment Company vs. New Orleans/Louisiana Development Corporation was filed in the U.S. District Court for the Eastern District of Louisiana seeking a declaratory judgment that (1) Harrah's Investment was a 52.93% owner of the Company, (2) the 1994 option agreement with NOLDC had expired, and (3) NOLDC was not a "material partner" of the Company.

    On September 28, 1995, NOLDC brought a lawsuit against, among other parties, Harrah's Investment and the Company in the Civil District Court for the Parish of Orleans seeking (1) a temporary restraining order enjoining the expiration of the 1994 option agreement and removal of NOLDC from its status as a material partner of the Company; (2) a rescission of the fourth amendment to the Company's Partnership Agreement (governing, among other matters NOLDC's dilution of interest in the Company and status as a material partner of the Company), (3) restoration of NOLDC to a full 33.3% ownership in the Company, and (4) unspecified damages against all defendants except the Company.

                      HARRAH'S JAZZ COMPANY AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 9. COMMITMENTS AND CONTINGENCIES--(CONTINUED)
    On September 29, 1995, NOLDC obtained a temporary restraining order from the Louisiana Civil District Court, directing Harrah's Investment and the Company to treat NOLDC as a material partner until a hearing on an injunction could be had on October 9, 1995. On October 5, 1995, the defendants removed NOLDC's state court complaint to the U.S. District Court for the Eastern District of Louisiana. On October 6, 1995, NOLDC sought to obtain an extension of its temporary restraining order from the U.S. District Court. NOLDC's request was denied and its temporary restraining order dissolved. No date for any further hearing was set. As a result of the bankruptcies of all of the parties to this lawsuit, the litigation has been put on administrative hold.

    On February 15, 1996, a class action lawsuit captioned Susan N. Poirier, et.al. v. Harrah's Jazz Company (In re Harrah's Jazz Company) (the "Poirier Litigation") was filed against the Company, Harrah's Investment and Harrah's Operating in the Bankruptcy Court for the Eastern District of Louisiana in the bankruptcy cases of the Company, Harrah's Investment and Finance Corp. (Adversary Proceeding Nos. 96-1015, 96-1014 and 96-1013). The plaintiffs in the lawsuit alleged violations of the Worker Adjustment and Retraining Notification Act ("WARN Act") and seeks damages for the alleged failure to timely notify workers terminated by Harrah's Management at the time of the Company's bankruptcy. The lawsuit also alleged violations under the Employee Retirement Income Security Act of 1974 ("ERISA") and seeks ERISA severance pay benefits allegedly due to the plaintiffs. Plaintiffs seek, in addition to damages and costs of litigation, a declaration by the Court that the WARN Act damages incurred within 90 days of the Company's bankruptcy petition are third priority claims and that severance payments due are fourth priority claims. The Company filed a motion to dismiss plaintiff's complaint on March 19, 1996. No class has been certified and the Company intends to vigorously defend these actions.

    The enactment and implementation of gaming legislation in Louisiana and the development of the Gaming Facilities has been the subject of lawsuits, claims and delays brought about by various parties. Additional lawsuits and the uncertain political environment may result in further delays, all of which could have a material adverse effect on the Company.

    As a result of the bankruptcy filing, all legal proceedings with respect to pre-petition claims against the Company were automatically stayed pursuant to
Section 362 of the Bankruptcy Code. Liability, if any, will be determined by the Court and considered in the plan of reorganization.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          HARRAH'S ENTERTAINMENT, INC.



Dated: April 1, 1996                      By:  /s/  MICHAEL N. REGAN
                                              ------------------------
                                             (Michael N. Regan, Controller and
                                               Principal Accounting Officer)

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

    As independent public accountants, we hereby consent to the incorporation of our report dated March 27, 1996, included in this Form 10-K/A for the year ended December 31, 1995, into the Company's previously filed Registration Statements File Nos. 33-32863, 33-32864, 33-32865, 33-59991, 33-59969, 33-59975, 33-59971
and 33-62783.

                                          ARTHUR ANDERSEN LLP

Memphis, Tennessee,
March 27, 1996.