Form 10-Q
period 1996-03-31
HARRAHS ENTERTAINMENT INC
filed 1996-05-14
CIK 858339

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
      ENDED MARCH 31, 1996

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

     At March 31, 1996, there were outstanding 102,823,125 shares of the Company's Common Stock.

                                  Page 1 of 40
                              Exhibit Index Page 39

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                          Item 1. Financial Statements
                          ----------------------------



     The accompanying unaudited Consolidated Condensed Financial Statements of Harrah's Entertainment, Inc. (Harrah's or the Company), a Delaware corporation, have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's 1995 Annual Report.

                          HARRAH'S ENTERTAINMENT, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

(In thousands, except share amounts)


                                                          March 31, December 31,
                                                              1996         1995
                                                        ----------  -----------

ASSETS
Current assets
  Cash and cash equivalents                             $   86,252   $   96,345
  Receivables, less allowance for doubtful
    accounts of $11,696 and $10,910                         36,833       37,751
  Deferred income tax benefits                              22,978       21,425
  Prepayments and other                                     20,656       21,275
  Supplies                                                  11,303       12,040
                                                        ----------   ----------
      Total current assets                                 178,022      188,836
                                                        ----------   ----------
Land, buildings, riverboats and equipment                1,793,358    1,723,714
Less: accumulated depreciation                            (537,769)    (518,824)
                                                        ----------   ----------
                                                         1,255,589    1,204,890
Investments in and advances to nonconsolidated
  affiliates                                               127,197       71,939
Deferred income tax benefits                                     -        4,532
Deferred costs and other                                   169,603      166,537
                                                        ----------   ----------
                                                        $1,730,411   $1,636,734
                                                        ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                      $   40,236   $   46,178
  Construction payables                                     16,287        4,718
  Accrued expenses                                         164,681      148,632
  Current portion of long-term debt                          2,052        2,038
                                                        ----------   ----------
      Total current liabilities                            223,256      201,566

Long-term debt                                             749,306      753,705
Deferred credits and other                                  74,983       72,006
Deferred income taxes                                       14,383            -
                                                        ----------   ----------
                                                         1,061,928    1,027,277
                                                        ----------   ----------
Minority interests                                          23,952       23,908
                                                        ----------   ----------

Commitments and contingencies (Notes 6, 7 and 8)

Stockholders' equity
  Common stock, $0.10 par value, authorized
    360,000,000 shares, outstanding 102,823,125
    and 102,673,828 shares (net of 5,854 and 19,026
    shares held in treasury)                                10,282       10,267
  Capital surplus                                          366,141      362,783
  Unrealized gains on marketable equity securities          34,453       10,552
  Retained earnings                                        236,248      204,838
  Deferred compensation related to restricted stock         (2,593)      (2,891)
                                                        ----------   ----------
                                                           644,531      585,549
                                                        ----------   ----------
                                                        $1,730,411   $1,636,734
                                                        ==========   ==========

See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (UNAUDITED)

(In thousands, except per share amounts)

                                                            First Quarter Ended
                                                         March 31,     March 31,
                                                             1996          1995
                                                         --------      --------
Revenues
  Casino                                                 $321,146      $298,532
  Food and beverage                                        43,914        41,885
  Rooms                                                    26,850        24,654
  Management fees                                           3,609         2,977
  Other                                                    20,949        23,390
  Less: casino promotional allowances                     (33,361)      (34,957)
                                                         --------      --------
      Total revenues                                      383,107       356,481
                                                         --------      --------
Operating expenses
  Direct
    Casino                                                158,933       144,550
    Food and beverage                                      22,434        18,942
    Rooms                                                   8,486         7,640
Depreciation of buildings, riverboats and equipment        20,071        18,249
Development costs                                           3,328         4,248
Preopening costs                                              214             -
Other                                                      87,539        85,049
                                                         --------      --------
      Total operating expenses                            301,005       278,678
                                                         --------      --------
Operating profit before corporate expense and
  project reorganization costs                             82,102        77,803
Corporate expense                                          (7,271)       (5,382)
Project reorganization costs                               (2,401)            -
                                                         --------      --------
Operating income                                           72,430        72,421
Interest expense, net of interest capitalized             (16,579)      (18,328)
Interest expense, net, from nonconsolidated affiliates          -        (3,736)
Other income, including interest income                       529         2,033
                                                         --------      --------
Income before income taxes and minority interests          56,380        52,390
Provision for income taxes                                (21,383)      (20,357)
Minority interests                                         (3,587)       (3,337)
                                                         --------      --------
Income from continuing operations                          31,410        28,696
Discontinued operations (Note 2)
  Earnings from hotel operations, net of tax
    provision of $6,983                                         -         9,604
  Spin-off transaction expenses, net of tax
    benefit of $3,552                                           -       (15,198)
                                                         --------      --------

Net income                                               $ 31,410      $ 23,102
                                                         ========      ========
Earnings (loss) per share
  Continuing operations                                  $   0.30      $   0.28
  Discontinued operations
    Earnings from hotel operations, net                         -          0.09
    Spin-off transaction expenses, net                          -         (0.15)
                                                         --------      --------
Earnings per share                                       $   0.30      $   0.22
                                                         ========      ========
Average common shares outstanding                         103,379       103,014
                                                         ========      ========

See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

(In thousands)
                                                            First Quarter Ended
                                                           March 31,   March 31,
                                                               1996        1995
                                                           --------    --------
Cash flows from operating activities
  Net income                                               $ 31,410    $ 23,102
  Adjustments to reconcile net income
    to cash flows from operating activities
      Discontinued operations
        Earnings from hotel operations                            -      (9,604)
        Spin-off transaction expenses, before income taxes        -      18,750
      Depreciation and amortization                          23,434      22,302
      Other noncash items                                     6,101       5,620
      Preopening costs charged to expense                       214           -
      Minority interests share of net income                  3,587       3,337
      Equity in losses (income) of nonconsolidated
        affiliates                                             (161)      6,503
      Net gains from asset sales                                  -      (1,650)
      Net change in long-term accounts                        1,107      (6,015)
      Net change in working capital accounts                 12,339      11,436
      Net change in accrued litigation settlement
        and related costs                                         -     (42,228)
      Tax indemnification payments to Bass                        -     (28,000)
                                                           --------    --------
          Cash flows provided by operating activities        78,031       3,553
                                                           --------    --------
Cash flows from investing activities
  Land, buildings, riverboats and equipment additions       (72,856)    (26,622)
  Increase (decrease) in construction payables               11,569      (8,290)
  Proceeds from asset sales                                     468       3,437
  Investments in and advances to nonconsolidated
    affiliates                                              (15,220)     (5,089)
  Other                                                      (4,151)     (4,278)
                                                           --------    --------
          Cash flows used in investing activities           (80,190)    (40,842)
                                                           --------    --------
Cash flows from financing activities
  Net borrowings (repayments) under Revolving
    Credit Facility                                          (4,100)     53,150
  Debt retirements                                             (290)       (766)
  Minority interests contributions, net of distributions     (3,544)       (974)
                                                           --------    --------
          Cash flows provided by (used in)
            financing activities                             (7,934)     51,410
                                                           --------    --------
Cash flows from discontinued hotel operations
  Net transfers to discontinued hotel operations                  -     (25,371)
  Payment of spin-off transaction expenses                        -      (2,518)
                                                           --------    --------
          Cash flows used in
            discontinued operations                               -     (27,889)
                                                           --------    --------
Net decrease in cash and cash equivalents                   (10,093)    (13,768)
Cash and cash equivalents, beginning of period               96,345      84,968
                                                           --------    --------
Cash and cash equivalents, end of period                   $ 86,252    $ 71,200
                                                           ========    ========

See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)


Note 1 - Basis of Presentation and Organization
- -----------------------------------------------

     Harrah's Entertainment, Inc. (Harrah's or the Company and including its subsidiaries where the context requires), a Delaware corporation, is one of America's leading casino companies and currently operates casino entertainment facilities in nine states and New Zealand. Harrah's casino entertainment facilities include casino hotels in all five major Nevada and New Jersey gaming markets: Reno, Lake Tahoe, Las Vegas and Laughlin, Nevada; and Atlantic City, New Jersey. Harrah's riverboat casinos are in Joliet, Illinois; Shreveport, Louisiana; Tunica and Vicksburg, Mississippi; and North Kansas City, Missouri. In addition, Harrah's has a minority ownership interest in and manages two limited stakes casinos in Colorado and manages casinos on Indian lands near Phoenix, Arizona and Seattle, Washington. During first quarter 1996, Harrah's began managing a casino in Auckland, New Zealand in which the Company has a 12.5% ownership interest.

     The Consolidated Condensed Financial Statements include the accounts of Harrah's and its majority-owned subsidiaries after elimination of all significant intercompany accounts and transactions. Harrah's investments in 20% to 50% owned companies and joint ventures over which Harrah's has the ability to exercise significant influence are accounted for using the equity method. Harrah's reflects its share of income before interest expense of these nonconsolidated affiliates in revenues. Harrah's proportionate share of interest expense of such nonconsolidated affiliates is reported as Interest expense, net, from nonconsolidated affiliates (see Note 8).

Note 2 - Discontinued Operations
- --------------------------------

      On June 30, 1995, Harrah's, formerly The Promus Companies Incorporated (Promus), completed a spin-off that split the Company into two independent public corporations, one for conducting its casino entertainment business and one for conducting its hotel business. Harrah's retained ownership of the casino entertainment business. The Company's hotel operations were transferred to a new entity, Promus Hotel Corporation (PHC), the stock of which was distributed to Promus' stockholders on a one-for-two basis (the PHC Spin-off). As a result of the PHC Spin-off, first quarter 1995 results of operations and cash flows of the Company's hotel business have been reported as discontinued operations in the Consolidated Condensed Financial Statements. Earnings from discontinued operations for the quarter ended March 31, 1995 were as follows:

                        HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                MARCH 31, 1996
                                 (UNAUDITED)


Note 2 - Discontinued Operations (Continued)
- -------------------------------------------

                                                            First Quarter
                                                                    Ended
                                                                 March 31,
                                                                     1995
                                                            -------------
      (In thousands)
      Revenues                                                   $ 63,218
      Costs and expenses                                          (38,275)
                                                                 --------
      Operating income                                             24,943
      Interest expense                                             (8,407)
      Other expense                                                    51
                                                                 --------
      Income before income taxes                                   16,587
      Provision for income taxes                                   (6,983)
                                                                 --------
      Earnings from discontinued hotel operations                $  9,604
                                                                 ========

     In addition to the earnings of its discontinued hotel operations, Harrah's operating results for the quarter ended March 31, 1995, included a charge of $15.2 million, net of tax, for expenses of the PHC Spin-off transaction.

Note 3 - Stockholders' Equity
- -----------------------------

     In addition to its common stock, Harrah's has the following classes of stock authorized but unissued:

          Preferred stock, $100 par value, 150,000 shares authorized Special stock, 5,000,000 shares authorized -
            Series B, $1.125 par value


Note 4 - Long-Term Debt
- -----------------------
Interest Rate Agreements
- ------------------------

     To manage the relative mix of its debt between fixed and variable rate instruments, Harrah's enters into interest rate swap agreements to modify the interest characteristics of its outstanding debt without an exchange of the underlying principal amount. At March 31, 1996, Harrah's was a party to the following interest rate swap agreements pursuant to which it pays a variable interest rate in exchange for receiving a fixed interest rate. The average variable rate paid by Harrah's was 5.8% at March 31, 1996, and the average

                        HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                              MARCH 31, 1996
                                (UNAUDITED)


Note 4 - Long-Term Debt (Continued)
- ----------------------------------

fixed interest rate received was 5.9%. The impact of these interest rate swap agreements on the effective interest rates of the associated debt was as follows:

                               Effective     Next Semi-
                    Swap       Rate at       Annual Rate
Associated          Rate       March 31,     Adjustment
Debt               (LIBOR+)    1996          Date           Swap Maturity
- --------------      ------     --------      ----------     -------------

10 7/8% Notes
  $200 million      4.73%      10.74%        April 15       October 1997
8 3/4% Notes
  $50 million       3.42%       9.23%        May 15         May 1998
  $50 million       3.22%       8.72%        July 15        July 1998



     In accordance with the terms of the interest rate swap agreements, the effective interest rate on the $200 million 10 7/8% Notes was adjusted on April 15, 1996 to 10.45%.

     Harrah's has seven interest rate swap agreements to effectively convert a total of $350 million in variable rate debt to a fixed rate. The fixed rates to be paid by Harrah's and variable rates to be received by Harrah's are summarized in the following table:

                                          Swap Rate
                        Swap Rate         Received
                        Paid              (Variable) at           Swap
Notional Amount         (Fixed)           March 31, 1996          Maturity
- ---------------         ---------         --------------          ------------

$50 million             7.910%            5.500%                  January 1998
$50 million             6.985%            5.438%                  March 2000
$50 million             6.951%            5.438%                  March 2000
$50 million             6.945%            5.438%                  March 2000
$50 million             6.651%            5.305%                  May 2000
$50 million             5.788%            5.285%                  June 2000
$50 million             5.785%            5.285%                  June 2000


     The differences to be paid or received under the terms of the interest rate swap agreements are accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received by Harrah's pursuant to the terms of its interest rate agreements will have a corresponding effect on its future cash flows. These agreements contain a credit risk that the counterparties may be unable to meet the terms of the agreements. Harrah's minimizes that risk by

                            HARRAH'S ENTERTAINMENT, INC.
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1996
                                  (UNAUDITED)



Note 4 - Long-Term Debt (Continued)
- ----------------------------------

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

Note 5 - Supplemental Disclosure of Cash Paid for Interest and Taxes
- --------------------------------------------------------------------

     The following table reconciles Harrah's interest expense, net of interest capitalized, per the Consolidated Condensed Statements of Income, to cash paid for interest:

                                                  First Quarter Ended
                                                  March 31,  March 31,
                                                      1996       1995
                                                  --------   --------

(In thousands)

  Interest expense, net of amount
    capitalized                                    $16,579    $18,328
  Adjustments to reconcile to cash paid
    for interest:
      Net change in accruals                        (3,695)    11,289
      Amortization of deferred finance
        charges                                       (787)      (728)
      Net amortization of discounts and
        premiums                                        (5)       (25)
                                                   -------    -------
  Cash paid for interest, net of amount
    capitalized                                    $12,092    $28,864
                                                   =======    =======
  Cash payments for income taxes, net of
    refunds                                        $(1,056)   $13,220
                                                   =======    =======


Note 6 - Commitments and Contingent Liabilities
- -----------------------------------------------
Contractual Commitments
- -----------------------

     Harrah's is pursuing additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties, guarantees by Harrah's of third party debt and development completion guarantees. As of March 31, 1996, Harrah's has guaranteed third party loans and leases of $38 million, which are secured by certain assets, has construction-related contractual commitments of $248 million and has other commitments of $8 million, excluding amounts previously recorded.

                        HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                              MARCH 31, 1996
                                (UNAUDITED)


Note 6 - Commitments and Contingent Liabilities (Continued)
- ----------------------------------------------------------

    In addition, as part of a transaction whereby Harrah's effectively secured an option to a site for a potential casino, Harrah's has guaranteed a third party's $24.7 million variable rate bank loan. Harrah's also has entered into an interest rate swap agreement in which Harrah's receives a fixed interest rate of 7% from the third party and pays the variable interest rate of the subject debt, which is currently LIBOR plus 1.0%. The interest rate swap is marked to market by Harrah's with the adjustment recorded in interest expense. The market value of the swap was a positive $0.2 million and a positive $0.3 million at March 31, 1996 and December 31, 1995, respectively. The interest rate swap agreement expires December 1, 1996 and is also subject to earlier termination upon the occurrence of certain events. The underlying guaranty contains an element of risk that the borrower may be unable to retire the loan when it matures in December 1996. If that occurs, the Company could become responsible for repayment of at least a portion of the obligation. Harrah's has reduced this exposure by obtaining a security interest in certain assets of the third party.

    See Note 8 for discussion of the proposed completion guarantees issued by Harrah's related to development of the New Orleans' casino.


Guarantee of Insurance Contract
- -------------------------------

     Harrah's has guaranteed the value of a guaranteed investment contract with an insurance company held by Harrah's defined contribution savings plan. Harrah's has also agreed to provide non-interest-bearing loans to the plan to fund, on an interim basis, withdrawals from this contract by retired or terminated employees. Harrah's maximum exposure on this guarantee as of March 31, 1996, was $6.5 million.


Self-Insurance
- --------------

     Harrah's is self-insured for various levels of general liability, workers' compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims.

                        HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                              MARCH 31, 1996
                                (UNAUDITED)



Note 6 - Commitments and Contingent Liabilities (Continued)
- ----------------------------------------------------------

Severance Agreements
- --------------------

    At March 31, 1996, Harrah's had severance agreements with 21 of its executives, which provide for payments to the executives in the event of their termination after a change in control, as defined, of Harrah's. These agreements provide, among other things, for a compensation payment ranging from
1.5 times to 2.99 times the average annual compensation paid to the executive for the five preceding calendar years, as well as for accelerated payment or accelerated vesting of any compensation or awards payable to the executive under any of Harrah's incentive plans. The estimated amount, computed as of March 31, 1996, that would have been payable under the agreements to these executives based on earnings and stock options aggregated approximately $38.8 million.


Tax Sharing Agreements
- ----------------------

     In connection with the PHC Spin-off, Harrah's entered into a tax sharing agreement with PHC wherein each Company is obligated for those taxes associated with their respective businesses. Additionally, Harrah's is obligated for all taxes of the Company for periods prior to the PHC Spin-off date which are not specifically related to PHC operations and/or PHC hotel locations. Harrah's obligations under this agreement are not expected to have a material adverse effect on its consolidated financial position or results of operations.


Note 7 - Litigation
- -------------------

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

                        HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                              MARCH 31, 1996
                                (UNAUDITED)


Note 7 - Litigation (Continued)
- ------------------------------

     In addition to the matters described above, Harrah's and certain of its subsidiaries have been named as defendants in a number of lawsuits arising from the suspension of development of a land-based casino, and the closing of a temporary gaming facility, in New Orleans, Louisiana, by Harrah's Jazz Company, a partnership in which the Company owns an approximate 47% interest and which has filed for protection under Chapter 11 of the U.S. Bankruptcy
Code (see Note 8). The ultimate outcomes of these lawsuits cannot be predicted at this time, and no provisions for the claims are included in the accompanying consolidated financial statements. The Company intends to defend these actions vigorously.


Note 8 - Nonconsolidated Affiliates
- -----------------------------------

Harrah's Jazz Company
- ---------------------

     A Harrah's subsidiary owns an approximate 47% interest in Harrah's Jazz Company (Harrah's Jazz), a partnership formed for purposes of developing, owning and operating the exclusive land-based casino entertainment facility in New Orleans, Louisiana, on the site of the former Rivergate Convention Center
(the Rivergate Casino). On November 22, 1995, Harrah's Jazz and its wholly-owned subsidiary, Harrah's Jazz Finance Corp., filed petitions for relief under Chapter 11 of the Bankruptcy Code. Prior to the filing, Harrah's Jazz was operating a temporary casino in the New Orleans, Louisiana Municipal Auditorium (the Basin Street Casino) and constructing a new permanent casino facility on the Rivergate site. Harrah's Jazz ceased operation of the Basin Street Casino and construction of the Rivergate Casino on November 22, 1995 prior to the bankruptcy filings.

    On March 4, 1996, Harrah's Jazz entered into a preliminary agreement with the City (the Settlement Agreement) which provided for, among other things, an immediate $4.3 million cash payment by Harrah's Jazz to the City, of which $2.5 million was funded by the Company as debtor-in-possession financing and the balance was funded from Harrah's Jazz's assets. Although the $2.5 million loan is an administrative priority claim in the bankruptcy, there can be no assurance that the loan will be repaid. In exchange for these agreements by Harrah's Jazz, the City agreed to waive any requirements to reopen the Basin Street Casino and negotiate in good faith numerous specified issues relating to the lease of the Rivergate Casino site.

                        HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                              MARCH 31, 1996
                                (UNAUDITED)


Note 8 - Nonconsolidated Affiliates (Continued)
- ----------------------------------------------

    On April 9, 1996, Harrah's Jazz made payments into escrow as required under the Settlement Agreement in the amount of $5.8 million, of which approximately $4.4 million was funded by Harrah's as debtor-in-possession financing and $1.4 million was funded from Harrah's Jazz's assets. If Harrah's Jazz's plan of reorganization is not confirmed and does not become effective by June 30, 1996, the Settlement Agreement provides that Harrah's share of escrowed funds are to be returned to Harrah's (unless the deadline for this return is extended by Harrah's).

     Harrah's Jazz filed a plan of reorganization with the Bankruptcy Court on April 3, 1996 (the Plan). Under the Plan, the assets and business of Harrah's Jazz would vest in Jazz Casino Corporation, a newly formed Delaware corporation
(JCC), on the effective date of the Plan. JCC would complete construction of the Rivergate Casino. Under the Plan, Harrah's Jazz's existing public debt would be cancelled, the holders of that debt would receive 50.1% of the equity in JCC's indirect parent (JCC Holding) and the existing partners of Harrah's Jazz would receive the remaining 49.9% of the equity in JCC Holding. Under the Plan, the holders of the public debt who have executed certain releases under the Plan may receive up to 2% of additional equity in JCC Holding from the existing partners of Harrah's Jazz. In addition, holders of the public debt would receive (i) $187.5 million in aggregate principal amount 8% Senior Subordinated Notes of JCC due 2006 with contingent payments, and (ii) a pro rata share of Senior Subordinated Contingent Notes of JCC due 2006.

     The Plan also contemplated the opening of a temporary casino in two phases at the Rivergate Casino site followed by the opening of a permanent casino at such site. The first phase of the temporary casino was scheduled to open on or about January 1, 1997. Under the Plan, the Basin Street Casino will not reopen.

     On April 19, 1996, the Louisiana State Legislature enacted legislation requiring the holding of an election of the voters of Orleans Parish in November 1996 to determine whether to approve or disapprove of gaming at the Rivergate Casino. Although there are no provisions in the legislation to protect the Harrah's Jazz Casino Operating Contract against an adverse election outcome, the Company believes the legislation could be challenged on legal grounds.

     As a consequence of this legislative action, the construction and opening timetable set forth in the Plan is no longer applicable and it is expected that the Plan cannot be consummated, until, among other things, there is a favorable election outcome. The present status of such matters is uncertain.

                        HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                              MARCH 31, 1996
                                (UNAUDITED)


Note 8 - Nonconsolidated Affiliates (Continued)
- ----------------------------------------------

     In addition to the matters discussed above, the Plan is subject to other amendments, and such other amendments may be material. There can be no assurance that the amended Plan will be approved, or if approved that the conditions to consummation of the Plan (including the favorable election outcome) will be met.

     As part of the Plan, Harrah's has proposed to invest an additional $75 million in the project and deliver a new completion guaranty if a reorganization plan approved by Harrah's is consummated. Harrah's has also proposed to invest, prior to plan consummation, up to $12.5 million in the form of debtor-in-possession financing, including approximately $6.9 million in financing discussed above (such financing would be repaid or converted into equity (and count toward the $75 million investment referred to above) upon consummation of a reorganization plan approved by Harrah's) if Harrah's and other interested parties reach an agreement in principle as to the key elements of the plan. However, because of the delay caused by the action of the Louisiana legislature, it is expected that the debtor-in-possession financing needed prior to consummation of a reorganization plan will be in excess of the $12.5 million previously proposed. There can be no assurance that any agreements will be reached or a reorganization plan consummated.


Other
- -----

     Summarized balance sheet and income statement information of nonconsolidated gaming affilitates, including Harrah's Jazz, which Harrah's accounted for using the equity method, as of March 31, 1996 and December 31, 1995, and for the first quarters ended March 31, 1996 and 1995 is included in the following tables. Summarized balance sheet information as of December 31, 1995, has been updated to reflect adjustments made by Harrah's Jazz Company in connection with its petition for relief under Chapter 11 of the U.S. Bankruptcy Code.

                        HARRAH'S ENTERTAINMENT, INC.
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                              MARCH 31, 1996
                                (UNAUDITED)


Note 8 - Nonconsolidated Affiliates (Continued)
- ----------------------------------------------

                                                  March 31,      Dec. 31,
                                                      1996          1995
                                                  --------      --------
(In thousands)
Combined Summarized Balance Sheet Information

  Current assets                                  $ 47,952      $ 63,216
  Land, buildings, and equipment, net              275,344       266,602
  Other assets                                     175,326       169,033
                                                  --------      --------
    Total assets                                   498,622       498,851
                                                  --------      --------
  Current liabilities                              104,604       130,816
  Long-term debt                                   470,425       465,386
                                                  --------      --------
    Total liabilities                              575,029       596,202
                                                  --------      --------
      Net assets                                  $(76,407)     $(97,351)
                                                  ========      ========

                                                     First Quarter Ended
                                                  March 31,     March 31,
                                                      1996          1995
(In thousands)                                    --------      --------
Combined Summarized Statements of Operations

  Revenues                                        $  6,795      $     40
                                                  ========      ========
  Operating income (loss)                         $ (3,279)     $ (8,193)
                                                  ========      ========
  Net income (loss)                               $ (3,124)     $(17,941)
                                                  ========      ========


     Harrah's share of nonconsolidated affiliates' combined net operating results, including Harrah's Jazz operations during first quarter 1995, are reflected in the accompanying Consolidated Condensed Statements of Income as follows:

                                                     First Quarter Ended
                                                  March 31,     March 31,
                                                      1996          1995
(In thousands)                                    --------      --------
Pre-interest operating income (loss)
  (included in Revenue-other)                     $    161      $ (2,803)
                                                  ========      ========

                        HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                              MARCH 31, 1996
                                (UNAUDITED)


Note 8 - Nonconsolidated Affiliates (Continued)
- ----------------------------------------------

Harrah's share of nonconsolidated affiliates' combined interest expense is reflected as Interest expense from nonconsolidated affiliates in the accompanying Consolidated Condensed Statements of Income. Harrah's investments in and advances to nonconsolidated affiliates are reflected in the accompanying Consolidated Condensed Balance Sheets as follows:

                                                  March 31,      Dec. 31,
                                                      1996          1995
(In thousands)                                    --------       -------
Harrah's investments in and advances to
 nonconsolidated affiliates
  At equity                                       $ 37,756       $22,374
  At cost                                           89,441        49,565
                                                  --------       -------
                                                  $127,197       $71,939
                                                  ========       =======


     The Company has adjusted the carrying value of investments in certain equity securities to include their unrealized gains in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". A corresponding increase has been recorded in the combination of Harrah's stockholders' equity and deferred income tax accounts.

     Condensed financial information relating to two restaurant affiliates has not been presented since their operating results and financial position are not material to Harrah's.


Note 9 - Summarized Financial Information
- -----------------------------------------

   Harrah's Operating Company, Inc. (HOC) is a wholly owned subsidiary and the principal asset of Harrah's. Summarized financial information of HOC as of March 31, 1996 and December 31, 1995 and for the first quarters ended March 31, 1996 and 1995, prepared on the same basis as Harrah's, was as follows:

                        HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                              MARCH 31, 1996
                                (UNAUDITED)


Note 9 - Summarized Financial Information (Continued)
- ----------------------------------------------------

                                                   March 31,     Dec. 31,
                                                       1996         1995
(In thousands)                                   ----------   ----------
Current assets                                   $  175,628   $  185,950
Land, buildings, riverboats and
  equipment, net                                  1,255,589    1,204,890
Other assets                                        296,645      242,773
                                                 ----------   ----------
                                                  1,727,862    1,633,613
                                                 ----------   ----------
Current liabilities                                 207,508      184,454
Long-term debt                                      749,306      753,705
Other liabilities                                    90,570       73,216
Minority interests                                   23,952       23,908
                                                 ----------   ----------
                                                  1,071,336    1,035,283
                                                 ----------   ----------
    Net assets                                   $  656,526   $  598,330
                                                 ==========   ==========


                                                     First Quarter Ended
                                                   March 31,    March 31,
                                                       1996         1995
(In thousands)                                     --------     --------

Revenues                                           $383,062     $356,197
                                                   ========     ========
Operating income                                   $ 71,830     $ 71,865
                                                   ========     ========
Income from continuing operations                  $ 31,020     $ 28,334
                                                   ========     ========
Net income                                         $ 31,020     $ 22,740
                                                   ========     ========


     The agreements governing the terms of Harrah's debt contain certain covenants which, among other things, place limitations on HOC's ability to pay dividends and make other restricted payments, as defined, to Harrah's. The amount of HOC's restricted net assets, as defined, computed in accordance with the most restrictive of these covenants regarding restricted payments, was approximately $647.4 million at March 31, 1996.

                   Item 2.  Management's Discussion and Analysis
                   ---------------------------------------------
                of Financial Condition and Results of Operations
                ------------------------------------------------

    The following discussion and analysis of Harrah's Entertainment, Inc.'s (Harrah's) financial position and operating results for first quarter 1996 and 1995 updates the Management's Discussion and Analysis of Financial Position and Results of Operations (MD&A) presented in Harrah's 1995 Annual Report. The following information should be read in conjunction with Harrah's 1995 MD&A disclosure. References to Harrah's include its consolidated subsidiaries where the context requires.

    Harrah's is one of the world's premier names in casino entertainment, currently operating casino entertainment facilities in nine states and New Zealand. In first quarter 1996, Harrah's achieved record first quarter revenues, operating income, income from continuing operations and net income.


RESULTS OF OPERATIONS
- ---------------------
Overall
- -------
                                   First Quarter     Percentage
(in millions, except              ---------------     Increase/
earnings per share)                 1996     1995    (Decrease)
                                  ------   ------    ----------
Revenues                          $383.1   $356.5       7.5%
Operating income                    72.4     72.4         -
Income from continuing
  operations                        31.4     28.7       9.4%
Earnings from discontinued
  hotel operations                     -      9.6       N/A
Net income                          31.4     23.1      35.9%
Earnings per share
  Continuing operations             0.30     0.28       7.1%
  Discontinued operations              -     0.09       N/A
  Net income                        0.30     0.22      36.4%
Operating margin                    18.9%    20.3%     (1.4)pts



    The revenue increase during first quarter 1996 as compared with first quarter 1995 is due primarily to revenue growth at existing land-based and riverboat properties. Operating income increased slightly over first quarter 1995, and the overall operating margin decreased 1.4 points, as the higher revenues were offset by project reorganization costs related to Harrah's New Orleans, higher corporate costs and the effects of increasing competition in some riverboat markets and severe winter weather experienced in Atlantic City.

    The following table summarizes operating profit before project write-downs and reorganization costs, preopening costs and corporate expense for the twelve month periods ended March 31, 1996, 1995 and 1994 in millions of dollars and as a percent of the total for each of Harrah's divisions:

                  Contribution for Twelve Months Ended March 31,
                  ---------------------------------------------
                   In Millions of Dollars     Percent of Total
                   ----------------------     ----------------
                     1996   1995   1994       1996  1995  1994
                     ----   ----   ----       ----  ----  ----
 Riverboat           $172   $136   $ 60        48%   42%   23%
 Atlantic City         85     80     68        24    24    26
 Southern Nevada       74     74     79        21    23    30
 Northern Nevada       69     70     79        19    21    30
 Indian Gaming          9      2      -         3     1     -
 New Orleans          (25)    (8)    (3)       (7)   (2)   (1)
 Development costs    (17)   (22)   (12)       (5)   (7)   (5)
 Other                 (9)    (7)    (7)       (3)   (2)   (3)
                     ----   ----   ----       ---   ---   ---
 Total               $358   $325   $264       100%  100%  100%
                     ====   ====   ====       ===   ===   ===


Riverboat Division
- ------------------
                                 First Quarter         Percentage
                                ---------------         Increase/
(in millions)                     1996     1995        (Decrease)
                                ------   ------        ----------
Casino revenues                 $145.2   $127.8          13.6 %
Total revenues                   152.1    137.8          10.4 %
Operating profit                  41.0     40.9           0.2 %
Operating margin                  27.0%    29.7%         (2.7)pts

    Operations for the Riverboat Division improved in first quarter 1996 over first quarter 1995 primarily due to performance improvements at Harrah's Shreveport and Harrah's Joliet, both of which operate in markets of limited competition. A major component of the first quarter 1996 improvements in these markets came from growth in slot volume, up over 50% and 26% in Shreveport and Joliet, respectively, from first quarter 1995 levels.
Revenues at Harrah's Mississippi casinos remained consistent with prior year levels, but the combined first quarter operating margin for the Mississippi properties decreased significantly from the combined first quarter 1995 margin due to the continuing intense competition in these markets. Harrah's North Kansas City also experienced lower operating profit and margin as increased competition in that market has forced certain competitive adjustments, including the elimination of admission fees during February 1996.

    Generally, the overall operating margin for the Riverboat Division remains higher than margins for other divisions due to some of the operational differences between a riverboat facility and a conventional land-based property and lesser levels of competition in some of the riverboat markets.


Atlantic City
- -------------
                                First Quarter        Percentage
                               ---------------        Increase/
(in millions)                   1996      1995       (Decrease)
                               -----     -----       ----------
Casino revenues                $72.7     $71.8          1.3 %
Total revenues                  78.5      77.3          1.6 %
Operating profit                14.7      15.8         (7.0)%
Operating margin                18.7%     20.4%        (1.7)pts


    Revenues for Harrah's Atlantic City improved slightly during first quarter 1996 over first quarter 1995, led by a 14% growth in gaming volume, but operating profit and margin decreased due to higher promotional costs and the impact on operations of severe weather conditions experienced along the East Coast during periods of first quarter 1996. Overall trends at Harrah's Atlantic City remain strong, however, based on the growth in gaming volume and other key business indicators in first quarter 1996 as compared with first quarter 1995.


Southern Nevada
- ---------------
                                First Quarter        Percentage
                               ---------------        Increase/
(in millions)                   1996      1995       (Decrease)
                               -----     -----       ----------
Casino revenues                $50.3     $49.5          1.6%
Total revenues                  75.6      72.3          4.6%
Operating profit                19.5      18.0          8.3%
Operating margin                25.8%     24.9%         0.9pts


    In first quarter 1996, Harrah's Southern Nevada Division set first quarter records for revenues and operating profit, due to record-setting performance at Harrah's Las Vegas and a 35% increase in operating income at Harrah's Laughlin over first quarter 1995. These records led to an increase in the Division's 1996 first quarter operating margin of 0.9 points over the 1995 margin. In both Las Vegas and Laughlin, nongaming revenues, particularly lodging, led the revenue and operating profit growth. In first quarter 1996 nongaming revenues and operating profit for the Division increased 12% and 28%, respectively, over first quarter 1995.

Northern Nevada
- ---------------
                            First Quarter        Percentage
                           ---------------        Increase/
(in millions)               1996      1995       (Decrease)
                           -----     -----       ----------
Casino revenues            $52.9     $49.3          7.3%
Total revenues              70.5      65.0          8.5%
Operating profit            10.4       7.6         36.8%
Operating margin            14.8%     11.7%         3.1pts


    Harrah's Northern Nevada Division reported improved revenues, operating profit and operating margin in first quarter 1996 over first quarter 1995 due to higher hold percentages and more favorable weather conditions in 1996. Leading the Division was Harrah's Lake Tahoe, which achieved record revenue and operating profit during first quarter 1996, as win percentages, gaming volume and nongaming revenues all increased over first quarter 1995. Lower incremental costs on these additional revenues led to a 60% increase in first quarter 1996 operating profit at Harrah's Lake Tahoe over first quarter 1995. Harrah's Reno saw a 25% increase in nongaming revenues, led by growth in lodging revenue from the new Hampton Inn hotel tower, but operating profit remained consistent with that of first quarter 1995 due to higher fixed expenses.


Harrah's New Orleans
- --------------------

    1995 first quarter operating income included a loss of $2.9 million representing Harrah's pro rata share of pre-interest losses incurred by Harrah's Jazz Company (Harrah's Jazz), the partnership which holds the right to develop the sole land-based casino in Orleans Parish, Louisiana. No equity pick-up was included in first quarter 1996 for Harrah's interest in Harrah's Jazz as the book value of this investment had been reduced to zero in fourth quarter 1995. (See Other Factors Affecting Income per Share and Harrah's Jazz Company sections for further discussion).


Other
- -----

    Other revenues are comprised primarily of management fees from Harrah's-managed casino entertainment facilities. Since first quarter 1995, Harrah's has opened two additional managed casino facilities, Harrah's Sky City in Auckland, New Zealand, and Harrah's Skagit Valley near Seattle, Washington. The increasing number of managed casino facilities has resulted in higher management fee revenues, up 21% in first quarter 1996 from first quarter 1995. Operating profit derived from managed properties has remained consistent with prior year levels, however, due to increasing costs related to certain managed facilities, particularly Harrah's Colorado casinos.

    Development costs decreased in first quarter 1996 from 1995 levels, as a decrease in the number of jurisdictions currently considering gaming has limited the number of development opportunities.


Other Factors Affecting Income Per Share
- ----------------------------------------

                                 First Quarter      Percentage
(Income)/Expense                ---------------      Increase/
(in millions)                    1996      1995     (Decrease)
                                -----     -----     ----------
Preopening costs                $ 0.2     $   -         N/M
Corporate expense                 7.3       5.4        35.2 %
Project reorganization costs      2.4         -         N/M
Interest expense, net            16.6      18.3        (9.3)%
Interest expense, net, from
  nonconsolidated affiliates        -       3.7         N/M
Other income                     (0.5)     (2.0)      (75.0)%
Effective tax rate               40.5%     41.5%       (1.0)pts
Minority interests              $ 3.6     $ 3.3         9.1%
Discontinued operations
  Hotel earnings, net of
    income taxes                    -       9.6         N/M
  Spin-off transaction costs,
    net of tax                      -      15.2         N/M


    Preopening costs incurred during first quarter 1996 represent those costs incurred in connection with the casino expansion project currently underway in North Kansas City (see Capital Spending and Development). Corporate expense increased in first quarter 1996 over first quarter 1995 due primarily to the timing of expenses and higher information technology costs. Project reorganization costs for first quarter 1996 represent Harrah's costs associated with the development of a reorganization plan, including legal fees, for the New Orleans casino partnership of which Harrah's currently owns 47% (see Harrah's Jazz Company section).

    Interest expense decreased in first quarter 1996 from the prior year's first quarter, as a result of decreased borrowing costs associated with Harrah's variable rate debt (see Debt and Liquidity). First quarter 1995 interest expense from nonconsolidated affiliates reflected Harrah's pro rata share of interest expense from the Harrah's Jazz partnership. No comparable amount is recorded in the current year due to the write-down of the book value of this investment to zero in fourth quarter 1995, as previously discussed. (See Harrah's Jazz Company section.)

    Other income decreased in first quarter 1996 as compared with first quarter 1995, due primarily to the inclusion in the prior year's results of a $1.6 million gain on the sale of nonoperating property.

    The effective tax rates for both periods are higher than the federal statutory rate due to state income taxes. Minority interests reflect joint venture partners' shares of income at joint venture riverboat casinos and increased due to favorable operations at Harrah's Joliet.

    As a result of the June 30, 1995 spin-off of the Company's hotel operations (the PHC Spin-off), the operating results of the hotel business prior to July 1, 1995 have been segregated and reported as discontinued operations in the accompanying Consolidated Condensed Statements of Income. Prior year operating results include the earnings of discontinued operations, as well as a charge of $15.2 million, or $0.15 per share, net of tax, representing the first quarter 1995 estimate of costs to complete the PHC Spin-off transaction.


HARRAH'S JAZZ COMPANY
- ---------------------

    A Harrah's subsidiary owns an approximate 47% interest in Harrah's Jazz Company (Harrah's Jazz), a partnership formed for purposes of developing, owning and operating the exclusive land-based casino entertainment facility in New Orleans, Louisiana, on the site of the former Rivergate Convention Center (the Rivergate Casino). On November 22, 1995, Harrah's Jazz and its wholly-owned subsidiary, Harrah's Jazz Finance Corp., filed petitions for relief under Chapter 11 of the Bankruptcy Code. Prior to the filing, Harrah's Jazz was operating a temporary casino in the New Orleans, Louisiana Municipal Auditorium (the Basin Street Casino) and constructing a new permanent casino facility on the Rivergate site. Harrah's Jazz ceased operation of the Basin Street Casino and construction of the Rivergate Casino on November 22, 1995 prior to the bankruptcy filings.

    On March 4, 1996, Harrah's Jazz entered into a preliminary agreement with the City (the Settlement Agreement) which provided for, among other things, an immediate $4.3 million cash payment by Harrah's Jazz to the City, of which $2.5 million was funded by the Company as debtor-in-possession financing and the balance was funded from Harrah's Jazz's assets. Although the $2.5 million loan is an administrative priority claim in the bankruptcy, there can be no assurance that the loan will be repaid. In exchange for these agreements by Harrah's Jazz, the City agreed to waive any requirements to reopen the Basin Street Casino and negotiate in good faith numerous specified issues relating to the lease of the Rivergate Casino site.

    On April 9, 1996, Harrah's Jazz made payments into escrow as required under the Settlement Agreement in the amount of $5.8 million, of which approximately $4.4 million was funded by Harrah's as debtor-in-possession financing and $1.4 million was funded from Harrah's Jazz's assets. If Harrah's Jazz's plan of reorganization is not confirmed and does not become effective by June 30, 1996, the Settlement Agreement provides that Harrah's share of escrowed funds are to be returned to Harrah's (unless the deadline for this return is extended by Harrah's).

    Harrah's Jazz filed a plan of reorganization with the Bankruptcy Court on April 3, 1996 (the Plan). Under the Plan, the assets and business of Harrah's Jazz would vest in Jazz Casino Corporation, a newly formed Delaware corporation
(JCC), on the effective date of the Plan. JCC would complete construction of the Rivergate Casino. Under the Plan, Harrah's Jazz's existing public debt would be cancelled, the holders of that debt would receive 50.1% of the equity in JCC's indirect parent (JCC Holding) and the existing partners of Harrah's Jazz would receive the remaining 49.9% of the equity in JCC Holding. Under the Plan, the holders of the public debt who have executed certain releases under the Plan may receive up to 2% of additional equity in JCC Holding from the existing partners of Harrah's Jazz. In addition, holders of the public debt would receive (i) $187.5 million in aggregate principal amount 8% Senior Subordinated Notes of JCC due 2006 with contingent payments, and (ii) a pro rata share of Senior Subordinated Contingent Notes of JCC due 2006.

    The Plan also contemplated the opening of a temporary casino in two phases at the Rivergate Casino site followed by the opening of a permanent casino at such site. The first phase of the temporary casino was scheduled to open on or about January 1, 1997. Under the Plan, the Basin Street Casino will not reopen.

    On April 19, 1996, the Louisiana State Legislature enacted legislation requiring the holding of an election of the voters of Orleans Parish in November 1996 to determine whether to approve or disapprove of gaming at the Rivergate Casino. Although there are no provisions in the legislation to protect the Harrah's Jazz Casino Operating Contract against an adverse election outcome, the Company believes the legislation could be challenged on legal grounds.

    As a consequence of this legislative action, the construction and opening timetable set forth in the Plan is no longer applicable and it is expected that the Plan cannot be consummated, until, among other things, there is a favorable election outcome. The present status of such matters is uncertain.

    In addition to the matters discussed above, the Plan is subject to other amendments, and such other amendments may be material. There can be no assurance that the amended Plan will be approved, or if approved that the conditions to consummation of the Plan (including the favorable election outcome) will be met.

    As part of the Plan, Harrah's has proposed to invest an additional
$75 million in the project and deliver a new completion guaranty if a reorganization plan approved by Harrah's is consummated. Harrah's has also proposed to invest, prior to plan consummation, up to $12.5 million in the form of debtor-in-possession financing, including approximately $6.9 million in financing discussed above (such financing would be repaid or converted into equity (and count toward the $75 million investment referred to above) upon consummation of a reorganization plan approved by Harrah's) if Harrah's and other interested parties reach an agreement in principle as to the key elements of the plan. However, because of the delay caused by the action of the Louisiana legislature, it is expected that the debtor-in-possession financing needed prior to consummation of a reorganization plan will be in excess of the $12.5 million previously proposed. There can be no assurance that any agreements will be reached or a reorganization plan consummated. Additionally, ongoing litigation costs related to the Harrah's Jazz bankruptcy, which could be significant, will have a corresponding impact on Harrah's future earnings and cash flows.

CAPITAL SPENDING AND DEVELOPMENT
- --------------------------------

    Harrah's continues to pursue development opportunities within the casino entertainment industry. These opportunities include traditional land-based casinos, riverboat casinos, Indian gaming projects and international casino projects.

Existing Land-Based Properties
- ------------------------------
    Harrah's continues development of previously announced major expansions at its Las Vegas and Atlantic City casino properties. Each project includes the addition of a hotel tower and casino space, as follows:

                         Costs                                   Projected
             Estimated   Incurred    Additional                Opening Dates
             Project     at March    Casino      Additional  -----------------
             Cost        31,1996     Square      Hotel       Casino     Hotel
Location     (millions)  (millions)  Feet        Rooms       Expansion  Addition
- --------     ----------  ----------  ----------  ----------  ---------  --------
Las Vegas     $150.0       $5.6       17,000       699       Sep 96     Sep 97
Atlantic City   80.7        8.6       13,500       416       Jul 96     Jul 97



Riverboat Casino Development
- ----------------------------

    Construction continues on the joint venture riverboat casino entertainment complex in Maryland Heights, Missouri, a suburb of St. Louis, which is expected to open during first quarter 1997, subject to receipt of all regulatory approvals. Harrah's investment in the Maryland Heights development project is expected to total $166 million, of which approximately $64 million had been invested at March 31, 1996, including approximately $37 million in contributions to the joint venture.

    Harrah's Tunica Mardi Gras, Harrah's second casino entertainment facility in Tunica, Mississippi, opened on April 8, 1996. Harrah's is spending approximately $88 million on the facility, of which approximately $67 million had been spent at March 31, 1996. The facility features 1,189 slot machines and 64 table games within 50,000 square feet of casino space. A 200-room hotel adjacent to the Mardi Gras casino is expected to open in June 1996. Harrah's continues to operate its original Harrah's Tunica property, which is operated in conjunction with Harrah's Mardi Gras using certain common management elements.

    Construction continues on a $78 million expansion of Harrah's North Kansas City which includes the addition, subject to regulatory approval, of a second riverboat casino that will double Harrah's North Kansas City's casino square footage and increase the number of gaming positions by over 77%. The expansion also includes the addition of a 200-room hotel, parking garage, and additional shoreside amenities. The 1,060-car parking garage opened in March 1996 and the casino expansion is expected to open in May 1996, with the opening of the hotel scheduled for late 1996.

    Harrah's has completed an enhancement of the shoreside facilities at its Joliet, Illinois facility.


Indian Lands
- ------------

    Harrah's is awaiting approval from the National Indian Gaming Commission of development and management agreements with the Eastern Band of Cherokees for a proposed casino development at Cherokee, North Carolina. Subject to the receipt of necessary approvals, completion of certain project documentation and receipt of project financing, construction on the facility is expected to begin in August 1996 and the facility is expected to open during mid-1997. Harrah's has also signed definitive development and management agreements with the Prairie Band of Potawatomi Indians for a development near Topeka, Kansas, and the Pokagon Band of Potawatomi Indians for future casino developments in Michigan and Indiana. Harrah's has previously announced agreements with other Indian tribes, which are in various stages of negotiation and are subject to certain conditions, including approval from appropriate government agencies. Upon the receipt of necessary approvals, Harrah's will likely guarantee the related bank financing for the projects, which could be significant.

    For all existing guarantees of Indian debt, Harrah's has obtained a first lien on the personal property (tangible and intangible) of the casino enterprise. Additionally, Harrah's has received limited waivers from the Indian tribes of their sovereign immunity to allow Harrah's to pursue its rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken.


International
- -------------

    Harrah's opened its first international casino entertainment facility in Auckland, New Zealand, on February 2, 1996. The facility, containing 45,000 square feet of casino space, 1,042 slot machines and 97 table games, is owned by a corporation in which Harrah's owns a 12.5% equity interest, and is managed by Harrah's for a fee. A substantial portion of the 344-room Harrah's hotel is now open, and construction continues on additional nongaming amenities, including a 700-seat theater, expected to open in late 1996, and a 1,066-foot sky tower, expected to open by mid-year 1997.


Overall
- -------

    In addition to the specific projects discussed above, the Company continues to perform on-going refurbishment and maintenance at its existing casino entertainment facilities in order to maintain Harrah's quality standards. Harrah's also continues to pursue casino entertainment development opportunities in possible jurisdictions across the United States and in foreign jurisdictions. Until necessary approvals to proceed with development of a project are obtained from the relevant regulatory bodies, the costs of pursuing casino entertainment projects are expensed as incurred. Construction-related costs incurred after the receipt of necessary approvals are capitalized and depreciated over the estimated useful life of the resulting asset. Preopening costs incurred during the construction period are deferred and expensed at the respective property's opening.

    A number of these projects, if they go forward, may require, individually and in the aggregate, a significant capital commitment and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. Cash needed to finance projects currently under development as well as additional projects being pursued by Harrah's will be made available from operating cash flows, the Bank Facility (see Debt and Liquidity section), joint venture partners, specific project financing, guarantees by Harrah's of third party debt and, if necessary, Harrah's debt and/or equity offerings. Harrah's capital spending during first quarter 1996 totalled approximately
$88 million.  Estimated total

1996 capital expenditures are $350 million to $400 million, including the projects discussed in this Capital Spending and Development section, refurbishment of existing facilities and other projects.

DEBT AND LIQUIDITY
- ------------------

Bank Facility
- -------------

    Harrah's credit facility consists of a $600 million reducing revolving and letter of credit facility maturing in 2000 and a separate $150 million revolving credit facility which is renewable annually, at the lenders' option, through 2000 (collectively, the Facility). Scheduled reductions of the borrowing capacity under the $600 million facility are as follows: $50 million, July 1998; $75 million, January 1999; $75 million, July 1999; $100 million, January 2000; and $300 million, July 2000. As of March 31, 1996, $343.0 million in borrowings were outstanding under the Facility, with an additional $26.5 million committed to back letters of credit, resulting in $380.5 million of available Facility capacity as of March 31, 1996.

    Prior to the PHC Spin-off, Harrah's corporate debt was not specifically related to either its casino entertainment or hotel segment. However, corporate debt service requirements were met using cash flows provided by both segments. Therefore, for all periods prior to the PHC Spin-off, a portion of the Company's interest expense was allocated to discontinued hotel operations based on the percentage of Harrah's existing corporate debt which was expected to be retired using proceeds from the new PHC bank facility. Interest expense of $5.0 million for the first quarter ended March 31, 1995, was allocated to discontinued hotel operations.

Interest Rate Agreements
- ------------------------

    To manage the relative mix of its debt between fixed and variable rate instruments, Harrah's enters into interest rate swap agreements to modify the interest characteristics of its outstanding debt without an exchange of the underlying principal amount. As of March 31, 1996, Harrah's was a party to the following interest rate swap agreements on certain fixed rate debt:

                          Effective      Next Semi-
                   Swap     Rate at    Annual Rate
Associated         Rate    March 31,    Adjustment
Debt            (LIBOR+)       1996           Date    Swap Maturity
- --------------   ------   ---------    -----------    -------------
10 7/8% Notes
  $200 million     4.73%     10.74%       April 15     October 1997
8 3/4% Notes
  $50 million      3.42%      9.23%         May 15     May 1998
  $50 million      3.22%      8.72%        July 15     July 1998

In accordance with the terms of the interest rate swap agreements, the effective interest rate on the $200 million 10 7/8% Notes was adjusted on April 15, 1996, to 10.45%.

    Harrah's maintains seven additional interest rate swap agreements which effectively convert variable rate debt to a fixed rate. The following table summarizes the terms of these swap agreements, all of which reset on a quarterly basis, as of March 31, 1996:


                                  Swap Rate
                                  Received
                  Swap Rate      (Variable) at      Swap
Notional Amount   Paid (Fixed)    March 31, 1996    Maturity
- ---------------   -----------     --------------    ------------
  $50 million       7.910%         5.500%           January 1998
  $50 million       6.985%         5.438%           March 2000
  $50 million       6.951%         5.438%           March 2000
  $50 million       6.945%         5.438%           March 2000
  $50 million       6.651%         5.305%           May 2000
  $50 million       5.788%         5.285%           June 2000
  $50 million       5.785%         5.285%           June 2000


    The differences to be paid or received by Harrah's under the terms of the interest rate swap agreements are accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received by Harrah's pursuant to the terms of its interest rate agreements will have a corresponding effect on its future cash flows. These agreements contain a credit risk that the counterparties may be unable to meet the terms of the agreements. Harrah's minimizes that risk by evaluating the creditworthiness of its counterparties, which are limited to major banks and financial institutions, and does not anticipate nonperformance by the counterparties.

    As part of a transaction whereby Harrah's effectively secured an option to a site for a potential casino, Harrah's has guaranteed a third party's
$24.7 million variable rate bank loan. Harrah's also entered into an interest rate swap agreement in which Harrah's receives a fixed interest rate of 7% from the third party and pays the variable interest rate of the subject debt (LIBOR plus 1% at March 31, 1996) to the bank. The interest rate swap is marked to market by Harrah's, with the adjustment recorded in interest expense. The market value of the swap was a positive $0.2 million at March 31, 1996.
Harrah's swap agreement expires December 1, 1996, and is also subject to earlier termination upon the occurrence of certain events. The underlying guaranty contains an element of risk that the borrower may be unable to retire the loan when it matures in December 1996. If that occurs, the Company could become responsible for repayment of at least a portion of the obligation. Harrah's has reduced this exposure by obtaining a security interest in certain assets of the third party.

Shelf Registration
- ------------------

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


INCOME TAX MATTERS
- ------------------

    In connection with the PHC Spin-off, Harrah's entered into a tax sharing agreement with PHC wherein each company is obligated for those taxes associated with their respective businesses. Additionally, Harrah's is obligated for all taxes for periods prior to the PHC Spin-off date which are not specifically related to PHC operations and/or PHC hotel locations. Harrah's obligations under this agreement are not expected to have a material adverse effect on its consolidated financial position or results of operations.


EFFECTS OF CURRENT ECONOMIC AND POLITICAL CONDITIONS
- ----------------------------------------------------

    The casino entertainment industry has experienced widespread expansion in new jurisdictions over the past several years as governments seeking additional tax revenues and employment have legalized casino gaming. Growth in the casino industry has also been furthered by the Indian Gaming Regulatory Act of 1988. Although a number of states are considering legislation in additional jurisdictions, the rapid growth which existed during the early 1990's has slowed considerably and, as a result, future new market potential is difficult to predict.

    Of those new markets which have opened to the gaming industry, certain jurisdictions have restricted market entry, which limits capacity and competition within those markets. Other jurisdictions have no limits on market entry, other than restrictions on locations, which can impact operating performance and cash flows. One such market is Tunica, Mississippi, where Harrah's currently operates two casino entertainment facilities. In Tunica, a major new development is scheduled to open in June 1996 and the impact that this market entry will have on Harrah's properties is uncertain at this time. In several other riverboat markets, new projects have also been proposed which could, if completed, increase the levels of competition in those markets.

    In addition to growth in new markets, significant development has occurred in recent years in the traditional gaming markets of Nevada and New Jersey, resulting in increased competition in these markets. Several large properties have opened in Las Vegas in recent years, other large projects are both planned and under development and several existing properties, including Harrah's Las Vegas, have begun significant expansion projects. In July 1995, a major new casino property opened in Reno, Nevada, representing the first major entry to that market in years. New developments and expansions, including the expansion of Harrah's Atlantic City, are also planned for Atlantic City, New Jersey. Over the last several years, the Laughlin, Nevada market has been impacted by increasing competition from markets in and around Las Vegas and neighboring Indian properties. Though the traditional casino markets have seen little overall impact from the recent spread of gaming to other markets, continuing growth within the industry could ultimately cause decreased market share for these markets, which would have a corresponding effect on the operations and cash flows of properties operating in these markets.

    The casino industry's market focus has also undergone a transformation over the past several years as a result of the spread of gaming. Whereas traditional markets were limited, drawing primarily long-distance travelers, the newer casino properties are geographically dispersed, resulting in casino entertainment being within a reasonable driving distance for many Americans. Harrah's has participated in this industry transformation, developing casinos in many new markets. As a result, Harrah's is an extremely diverse gaming company, both geographically and categorically, with properties in nine states and New Zealand as of March 31, 1996, representing a mix of traditional land-based, riverboat, Indian and limited stakes facilities.

    Harrah's is not able to determine the long-term impact, whether favorable or unfavorable, that these events will have on the markets in which it currently operates. However, management believes that the current mix of its operations among its divisions as discussed above, combined with the further geographic diversification and the continuing pursuit of the Harrah's national brand strategy, has well-positioned Harrah's to face the challenges present within the industry.

    During first quarter 1996, the U.S. Supreme Court ruled in the Seminole case that an Indian tribe cannot sue a state in federal court if that state, in the opinion of the tribe, fails to negotiate a compact in good faith. While this ruling does not affect Harrah's management of those casinos located on Indian lands already in operation or those in development where compacts with states have already been issued, it is too early to determine the impact of the decision on those tribes currently in process of negotiating compacts or in litigation over other issues involving new Indian developments.

    In April 1996, the Louisiana State Legislature approved a local option bill which will give voters in each Parish the right to decide during the November 1996 general elections what forms of gaming they want to continue in their Parish. Under the legislation, existing riverboat licensees in Parishes which do not approve of a given form of gaming under the local option measure can continue their operations until the existing license expires, and, then, subject to required regulatory approvals, potentially move their operations to a Parish which does allow that form of gaming under the local option measure. As discussed above, there is no similar provision in the legislation for the continuance of any operations of the New Orleans land-based casino. It is not possible at this time to determine the ultimate impact of this legislation on Harrah's Jazz's efforts to develop a successful plan of reorganization or on the Harrah's Shreveport riverboat casino operations.

    The gaming industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, which would affect the gaming industry. It is not possible to determine with certainty the scope or likelihood of possible changes in tax law or in the administration of such law. If adopted, such changes could have a material adverse effect on Harrah's financial results.


INTERCOMPANY DIVIDEND RESTRICTION
- ---------------------------------

    Agreements governing the terms of its debt require Harrah's to abide by covenants which, among other things, limit HOC's ability to pay dividends and make other restricted payments, as defined, to Harrah's. The amount of HOC's restricted net assets, as defined, computed in accordance with the most restrictive of these covenants regarding restricted payments, was approximately $647.4 million at March 31, 1996. Harrah's principal asset is the stock of HOC, a wholly-owned subsidiary. HOC holds, directly and through subsidiaries, the principal assets of Harrah's businesses. Given this ownership structure, these restrictions should not impair Harrah's ability to conduct its business through its subsidiaries or to pursue its development plans.

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

     Beginning on November 28, 1995, eight separate class action suits were filed against the Company and various of its corporate affiliates, officers and directors in the United States District Court for the Eastern District of Louisiana. They are Ben F. D'Angelo, Trustee for Ben F. D'Angelo Revocable Trust v. Harrah's Entertainment Corp., Michael D. Rose, Philip G. Satre and Ron Lenczycki; Max Fenster v. Harrah's Entertainment, Inc., Harrah's New Orleans Investment Company, Grand Palais Casino, Inc., Philip G. Satre, Colin V. Reed, Michael N. Regan, Christopher B. Hemmeter, Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Brothers, Inc, and

BT Securities Corp.; Goldie Rosenbloom v. Harrah's Entertainment Corp., Michael
D. Rose, Philip G. Satre and Ron Lenczycki; Barry Ross v. Harrah's New Orleans Investment Company, Philip G. Satre, Colin V. Reed, Lawrence L. Fowler, Michael
N. Regan, Cezar M. Froelich, Ulric Haynes, Jr., Wendell Gauthier, T. George Solomon, Jr., Duplain W. Rhodes, III, Harrah's Entertainment, Inc., Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Brothers Inc, and BT Securities Corp.; Louis Silverman v. Harrah's Entertainment, Inc., Harrah's New Orleans Investment Company, Grand Palais Casino, Inc., Philip G. Satre, Colin V. Reed, Michael N. Regan, Christopher B. Hemmeter, and Donaldson, Lufkin & Jenrette Securities Corporation; Florence Kessler v. Philip G. Satre, Colin V. Reed, Charles A. Ledsinger, Jr., Michael N. Regan, Lawrence L. Fowler, Christopher B. Hemmeter, Cezar M. Froelich, Ulric Haynes, Jr., Wendell H. Gauthier, T. George Solomon, Jr., Duplain W. Rhodes, III, Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Brothers Inc., and BT Securities Corporation; Warren Zeiller and Judith M.R. Zeiller v. Harrah's Entertainment Corp., Michael D. Rose, Philip G. Satre, and Ron Lenczycki; and Charles Zwerving and Helene Zwerving v. Harrah's Entertainment Corp., Philip G. Satre, Colin V. Reed, Christopher B. Hemmeter, and Donaldson, Lufkin & Jenrette Securities Corporation. Per Court Order of January 26, 1996, plaintiffs have been directed to file a consolidated complaint in the action numbered 95-3925. Each of the suits alleges that various misstatements and omissions were made in connection with the sale of Harrah's Jazz Company 14.25% First Mortgage Notes and thereafter. Each of the eight class actions sought unspecified damages, as well as costs of legal proceedings. No class has been certified, no answer has been filed by any defendant and no discovery on the merits has been taken. The Company and the other defendants intend to vigorously defend the suits.

     On December 6, 1995 Centex Landis, the general contractor for the permanent casino being developed by HJC, filed suit against the Company, among others, in the Civil District Court for The Parish of Orleans in Centex Landis Construction Co., Inc. v. Harrah's Entertainment, Inc. formally d/b/a The Promus Companies, Inc.; and Ronald A. Lenczycki, Civil No. 95-18101. Defendants removed the case to the United States District Court for the Eastern District of Louisiana and it was subsequently transferred to the Bankruptcy Court handling the HJC bankruptcy. A motion for withdrawal of the Bankruptcy Court reference and for remand had been filed by Centex Landis and opposed by Harrah's Entertainment, Inc. No ruling has yet been made. This suit seeks to collect more than $40 million allegedly owed to Centex Landis by HJC from the Company under guarantee, fraud, fraudulent advertising and unfair trade practice theories. The Company and the other defendant intend to vigorously defend the action and have filed an answer denying all of plaintiff's allegations. No discovery has been taken in the action.

     Russell M. Swody, et al. v. Harrah's New Orleans Management Company and Harrah's Entertainment, Inc., Civil No. 95-4118, was filed against the Company on December 13, 1995 in the United States District Court for the Eastern District of Louisiana, and subsequently amended. Swody is a class action lawsuit under the Worker Adjustment and Retraining Notification Act ("WARN Act") and seeks damages for alleged failure to timely notify workers terminated by Harrah's New Orleans Management Company at the time of the HJC bankruptcy. Plaintiffs seek unspecified damages, as well as costs of legal proceedings, for themselves and all members of the class. An answer has been filed denying all of plaintiffs' allegations. No class has been certified and the Company and the other defendant intend to vigorously defend the action.

     Swody was consolidated with Susan N. Poirer, Darlene A. Moss, et al. v. Harrah's Entertainment, Inc., Harrah's New Orleans Management Company, and Harrah's Operating Company, Civil No. 96-0215, which was filed in the United States District Court for the Eastern District of Louisiana on January 17, 1996, and subsequently amended. Similar complaints were filed by Ms. Poirer in the Bankruptcy Court for the Eastern District of Louisiana in the HJC, HNOIC and Harrah's Jazz Finance Corp. bankruptcy cases. Adversary Nos. 96-1015, 96-1014, and 96-1013. An answer has been filed in the federal District Court case denying all of plaintiffs' allegations. Motions to dismiss were filed in the bankruptcy adversary actions. The Poirer actions purport to be class actions, state claims under the WARN Act and ERISA, and seek damages for alleged failure to timely notify workers terminated by Harrah's New Orleans Management Company at the time of the Harrah's Jazz Company bankruptcy and for ERISA severance pay benefits allegedly due. No class has been certified and the Company intends to vigorously defend the actions.

     On December 29, 1995 in the Civil District Court for The Parish of Orleans, the City of New Orleans filed suit against the Company and others in City of New Orleans and Rivergate Development Corporation v. Harrah's Entertainment, Inc. (f/k/a The Promus Companies, Inc.), Grand Palais Casino, Inc., Embassy Suites, Inc., First National Bank of Commerce and Ronald A. Lenczycki, Civil No. 95-19285. This suit seeks to require the Company, among others, to complete construction of the permanent casino being developed by HJC under theories of breach of completion guarantee contract, breach of implied duty of good faith, detrimental reliance, misrepresentation, and false advertising. Plaintiff seeks unspecified damages, as well as costs of legal proceedings. Defendants have removed the suit to the United States District Court for the Eastern District of Louisiana and it was then transferred to the Bankruptcy Court handling the HJC bankruptcy. A motion for withdrawal of the Bankruptcy Court reference and for remand has been filed by the City. The Company and the other defendants have filed an answer denying all of plaintiffs' allegations and intend to vigorously defend the action. Pursuant to a preliminary agreement dated March 4, 1996 between the City and HJC, all discovery and pending litigation between the City and HJC or any of its partners (which would include this action) will be stayed until June 30, 1996, and the City will not commence further litigation against any such entities until that time.

     Louisiana Economic Development and Gaming Corporation v. Harrah's Entertainment, Inc. and Harrah's Operating Company, Inc., Civil No. 424328, was filed on January 23, 1996 in the Nineteenth Judicial Court of the State of Louisiana, Parish of East Baton Rouge. On February 21, 1996, the Company and the other defendants removed the case to the Federal District Court for the Middle District of Louisiana and asked that it be transferred to the Bankruptcy Court handling the HJC bankruptcy. In this suit LEDGC seeks to require the Company and Harrah's Operating Company to complete construction of the permanent casino being developed by HJC under theories of breach of completion guarantee contract, breach of implied duty of good faith, detrimental reliance, misrepresentation and, in the alternative, seeks damages. LEDGC has opposed the transfer motion and has sought to remand the case to state court.
Defendants opposed those requests. No rulings have yet been made by the court. The Company has filed an answer and counterclaim against LEDGC. The defendants intend to vigorously defend the action and prosecute their counterclaim.

                    Item 6.  Exhibits and Reports on Form 8-K
           ----------------------------------------------------------


(a)  Exhibits

     *EX-11    Computation of per share earnings.

     *EX-27    Financial Data Schedule.

- ------------
*Filed herewith.


(b)  No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                    Signature
                                    ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   HARRAH'S ENTERTAINMENT, INC.



May 13, 1996                  BY:  /s/ MICHAEL N. REGAN
                                   ------------------------------
                                   Michael N. Regan
                                   Vice President and Controller
                                   (Chief Accounting Officer)

                                  Exhibit Index
                                  -------------



Exhibit No.              Description                  Sequential Page No.
- -----------              ------------                ------------------

*EX-11         Computation of per share earnings.              40

*EX-27         Financial Data Schedule.

- ------------
*Filed herewith.