Form 10-Q
period 1996-06-30
HARRAHS ENTERTAINMENT INC
filed 1996-08-13
CIK 858339

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
      ENDED JUNE 30, 1996

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

     At June 30, 1996, there were outstanding 102,899,533 shares of the Company's Common Stock.




                                Page 1 of 49
                           Exhibit Index Page 41

                       PART I - FINANCIAL INFORMATION
                       ------------------------------
                        Item 1. Financial Statements
                        ----------------------------


     The accompanying unaudited Consolidated Condensed Financial Statements of Harrah's Entertainment, Inc. (the Company), a Delaware corporation, have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's 1995 Annual Report to Stockholders.

                          HARRAH'S ENTERTAINMENT, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

(In thousands, except share amounts)

                                                           June 30, December 31,
                                                              1996         1995
                                                        ----------  -----------
ASSETS
Current assets
  Cash and cash equivalents                             $   93,246   $   96,345
  Receivables, including notes receivable of
    $5,316 and $1,390, less allowance for
    doubtful accounts of $14,213 and $10,910                39,580       37,751
  Deferred income tax benefits                              26,221       21,425
  Prepayments and other                                     22,101       21,275
  Supplies                                                  11,297       12,040
                                                        ----------   ----------
      Total current assets                                 192,445      188,836
                                                        ----------   ----------
Land, buildings, riverboats and equipment                1,854,749    1,723,714
Less: accumulated depreciation                            (551,253)    (518,824)
                                                        ----------   ----------
                                                         1,303,496    1,204,890
Investments in and advances to nonconsolidated
  affiliates                                               170,671       71,939
Deferred income tax benefits                                     -        4,532
Deferred costs and other                                   164,722      166,537
                                                        ----------   ----------
                                                        $1,831,334   $1,636,734
                                                        ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                      $   43,637   $   46,178
  Construction payables                                     10,162        4,718
  Accrued expenses                                         150,690      148,632
  Current portion of long-term debt                          1,830        2,038
                                                        ----------   ----------
      Total current liabilities                            206,319      201,566

Long-term debt                                             810,514      753,705
Deferred credits and other                                  78,854       72,006
Deferred income taxes                                       26,717            -
                                                        ----------   ----------
                                                         1,122,404    1,027,277
                                                        ----------   ----------
Minority interests                                          23,059       23,908
                                                        ----------   ----------

Commitments and contingencies (Notes 6, 7 and 8)

Stockholders' equity
  Common stock, $0.10 par value, authorized
    360,000,000 shares, outstanding 102,899,533
    and 102,673,828 shares (net of 8,012 and 19,026
    shares held in treasury)                                10,290       10,267
  Capital surplus                                          368,827      362,783
  Unrealized gains on marketable equity securities          42,816       10,552
  Retained earnings                                        266,225      204,838
  Deferred compensation related to restricted stock         (2,287)      (2,891)
                                                        ----------   ----------
                                                           685,871      585,549
                                                        ----------   ----------
                                                        $1,831,334   $1,636,734
                                                        ==========   ==========

See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)



(In thousands, except per share amounts)

                                                   Second Quarter Ended       Six Months Ended
                                                   June 30,     June 30,   June 30,    June 30,
                                                      1996         1995       1996        1995
                                                  --------     --------   --------    --------
Revenues
  Casino                                          $335,531     $328,439   $656,677    $626,971
  Food and beverage                                 46,921       45,391     90,835      87,276
  Rooms                                             29,448       27,852     56,298      52,506
  Management fees                                    4,501        3,834      8,110       6,811
  Other                                             17,078       22,821     38,027      46,211
  Less: casino promotional allowances              (32,264)     (39,000)   (65,625)    (73,957)
                                                  --------     --------   --------    --------
      Total revenues                               401,215      389,337    784,322     745,818
                                                  --------     --------   --------    --------
Operating expenses
  Direct
    Casino                                         169,168      150,566    328,101     295,116
    Food and beverage                               23,179       23,804     45,613      42,746
    Rooms                                            8,917        8,530     17,403      16,170
  Depreciation of buildings, riverboats and
    equipment                                       23,572       19,768     43,643      38,017
  Development costs                                  2,111        4,409      5,439       8,657
  Preopening costs                                   4,802            -      5,016           -
  Other                                             85,963       89,701    173,502     174,750
                                                  --------     --------   --------    --------
      Total operating expenses                     317,712      296,778    618,717     575,456
                                                  --------     --------   --------    --------
Operating profit before corporate expense and
  project reorganization costs                      83,503       92,559    165,605     170,362
Corporate expense                                   (8,442)      (8,799)   (15,713)    (14,181)
Project reorganization costs                        (6,099)           -     (8,500)          -
                                                  --------     --------   --------    --------
Operating income                                    68,962       83,760    141,392     156,181
Interest expense, net of interest capitalized      (17,016)     (18,667)   (33,595)    (36,995)
Interest expense, net, from nonconsolidated
  affiliates                                             -       (4,898)         -      (8,634)
Other income, including interest income                831          813      1,360       2,846
                                                  --------     --------   --------    --------
Income before income taxes and minority
  interests                                         52,777       61,008    109,157     113,398
Provision for income taxes                         (20,400)     (23,239)   (41,783)    (43,596)
Minority interests                                  (2,400)      (2,418)    (5,987)     (5,755)
                                                  --------     --------   --------    --------
Income from continuing operations                   29,977       35,351     61,387      64,047
Discontinued operations (Note 2)
  Earnings from hotel operations, net of tax
    provisions of $8,451 and $15,434                     -       11,626          -      21,230
  Spin-off transaction expenses, net of tax
    benefits of $1,582 and $5,134                        -       (5,996)         -     (21,194)
                                                  --------     --------   --------    --------
Net income                                        $ 29,977     $ 40,981   $ 61,387    $ 64,083
                                                  ========     ========   ========    ========
Earnings (loss) per share
  Continuing operations                           $   0.29     $   0.35   $   0.59    $   0.62
  Discontinued operations
    Earnings from hotel operations, net                  -         0.11          -        0.21
    Spin-off transaction expenses, net                   -        (0.06)         -       (0.21)
                                                  --------     --------   --------    --------
Earnings per share                                $   0.29     $   0.40   $   0.59    $   0.62
                                                  ========     ========   ========    ========
Average common shares outstanding                  103,841      103,211    103,596     103,088
                                                  ========     ========   ========    ========


See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

(In thousands)
                                                          Six Months Ended
                                                       June 30,    June 30,
                                                          1996        1995
                                                     ---------    --------
Cash flows from operating activities
  Net income                                         $  61,387    $ 64,083
  Adjustments to reconcile net income
    to cash flows from operating activities
      Discontinued operations
        Earnings from hotel operations                       -     (21,230)
        Spin-off transaction expenses, before
          income taxes                                       -      26,328
      Depreciation and amortization                     48,569      44,897
      Other noncash items                               17,884       8,835
      Minority interests share of net income             5,987       5,755
      Equity in losses (income)
        of nonconsolidated affiliates                     (234)     20,413
      Net gains from asset sales                             -      (1,650)
      Net change in long-term accounts                  (1,081)        323
      Net change in working capital accounts            (4,416)    (20,600)
      Net change in accrued litigation
        settlement and related costs                         -     (42,228)
      Tax indemnification payments to Bass                   -     (28,000)
                                                     ---------    --------
          Cash flows provided by operating
            activities                                 128,096      56,926
                                                     ---------    --------
Cash flows from investing activities
  Land, buildings, riverboats and equipment
    additions                                         (143,385)    (62,833)
  Increase (decrease) in construction
    payables                                             5,444      (6,605)
  Proceeds from asset sales                                908       9,331
  Investments in and advances to
    nonconsolidated affiliates                         (42,066)     (7,910)
  Other                                                 (1,350)     (6,802)
                                                     ---------    --------
          Cash flows used in investing
            activities                                (180,449)    (74,819)
                                                     ---------    --------
Cash flows from financing activities
  Net borrowings under Revolving
    Credit Facility                                     57,500      51,450
  Debt retirements                                      (1,409)    (19,038)
  Minority interests distributions, net of
    contributions                                       (6,837)     (3,774)
  Other                                                      -        (543)
                                                     ---------    --------
          Cash flows provided by
            financing activities                        49,254      28,095
                                                     ---------    --------
Cash flows from discontinued hotel operations
  Net transfers to discontinued hotel operations             -     (14,840)
  Payment of spin-off transaction expenses                   -      (7,273)
                                                     ---------    --------
          Cash flows used in
            discontinued operations                          -     (22,113)
                                                     ---------    --------
Net decrease in cash and cash equivalents               (3,099)    (11,911)
Cash and cash equivalents, beginning of period          96,345      84,968
                                                     ---------    --------
Cash and cash equivalents, end of period             $  93,246    $ 73,057
                                                     =========    ========

See accompanying Notes to Consolidated Condensed Financial Statements.

                        HARRAH'S ENTERTAINMENT, INC.
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               JUNE 30, 1996
                                 (UNAUDITED)


Note 1 - Basis of Presentation and Organization
- -----------------------------------------------

     Harrah's Entertainment, Inc. (Harrah's or the Company and including its subsidiaries where the context requires), a Delaware corporation, is one of America's leading casino companies and currently operates casino entertainment facilities in nine states and New Zealand. Harrah's casino entertainment facilities include casino hotels in all five major Nevada and New Jersey gaming markets: Reno, Lake Tahoe, Las Vegas and Laughlin, Nevada; and Atlantic City, New Jersey. Harrah's riverboat casinos are in Joliet, Illinois; Shreveport, Louisiana; Tunica and Vicksburg, Mississippi; and North Kansas City, Missouri. In addition, Harrah's has a minority ownership interest in and manages a casino in Auckland, New Zealand and two limited stakes casinos in Colorado. Harrah's also manages casinos on Indian lands near Phoenix, Arizona and Seattle, Washington.

     The Consolidated Condensed Financial Statements include the accounts of Harrah's and its majority-owned subsidiaries after elimination of all significant intercompany accounts and transactions. Harrah's investments in 20% to 50% owned companies and joint ventures over which Harrah's has the ability to exercise significant influence are accounted for using the equity method. Harrah's reflects its share of income before interest expense of these nonconsolidated affiliates as revenues. Harrah's proportionate share of interest expense of such nonconsolidated affiliates is reported as Interest expense, net, from nonconsolidated affiliates (see
Note 8).

     Certain amounts for the prior year second quarter and six months ended June 30, 1995, have been reclassified to conform with the presentation for the second quarter and six months ended June 30, 1996.


Note 2 - Discontinued Operations
- --------------------------------

      On June 30, 1995, Harrah's, formerly The Promus Companies Incorporated (Promus), completed a spin-off that split the Company into two independent public corporations, one for conducting its casino entertainment business and one for conducting its hotel business. Harrah's retained ownership of the casino entertainment business. The Company's hotel operations were transferred to a new entity, Promus Hotel Corporation
(PHC), the stock of which was distributed to Promus' stockholders on a one-for-two basis (the PHC Spin-off). As a result of the PHC Spin-off, results of operations and cash flows of the Company's hotel business for second quarter and the six months ended June 30, 1995 are reported as discontinued operations in the Consolidated Condensed Financial Statements.
Earnings from discontinued operations for the prior year periods were as follows:

                        HARRAH'S ENTERTAINMENT, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                               JUNE 30, 1996
                                 (UNAUDITED)

Note 2 - Discontinued Operations (Continued)
- -------------------------------------------
                                               Second Quarter       Six Months
                                                        Ended            Ended
                                                      June 30,         June 30,
                                                         1995             1995
                                               --------------       ----------
    (In thousands)
    Revenues                                         $ 69,567         $132,785
    Costs and expenses                                (41,377)         (79,652)
                                                     --------         --------
    Operating income                                   28,190           53,133
    Interest expense                                   (8,335)         (16,742)
    Other expense                                         222              273
                                                     --------         --------
    Income before income taxes                         20,077           36,664
    Provision for income taxes                         (8,451)         (15,434)
                                                     --------         --------
      Earnings from discontinued hotel operations    $ 11,626         $ 21,230
                                                     ========         ========

    In addition to the earnings of its discontinued hotel operations, Harrah's operating results for the second quarter and six months ended June 30, 1995, included charges of $6.0 million and $21.2 million, respectively, net of tax, for expenses of the PHC Spin-off transaction.

Note 3 - Stockholders' Equity
- -----------------------------

     In addition to its common stock, Harrah's has the following classes of stock authorized but unissued:

          Preferred stock, $100 par value, 150,000 shares authorized Special stock, 2,000,000 shares authorized -
            Series A, $1.125 par value
          Special stock, 5,000,000 shares authorized -
            Series B, $1.125 par value

     In July 1996, Harrah's Board of Directors adopted a shareholder rights plan to replace the existing rights plan which expires on October 5, 1996. The new plan provides for a dividend distribution of one special stock purchase right (a "Right") for each outstanding share of common stock, payable to stockholders of record on October 5, 1996. The Rights will be exercisable only if a person or group acquires 15% or more of the Company's common stock or announces a tender offer for 15% or more of the common stock. Each Right will entitle stockhlders to buy one two-hundredth of a share of newly created Series A Special Stock of the Company at an initial exercise price of $130 per Right. If a person acquires 15% or more of the Company's outstanding common stock, each Right will entitle its holder to purchase common stock of the Company having a market value at that time of twice the Right's exercise price. Under certain conditions, each Right will entitle its holder to purchase stock of an acquiring company at a discount. Rights held by the 15% holder will become void. The Rights will expire on October 5, 2006, unless earlier redeemed by the Board at one cent per Right.

Note 4 - Long-Term Debt - Interest Rate Agreements
- --------------------------------------------------

     To manage the relative mix of its debt between fixed and variable rate instruments, Harrah's enters into interest rate swap agreements to modify the interest characteristics of its outstanding debt without an exchange of the underlying principal amount. At June 30, 1996, Harrah's was a party to the following interest rate swap agreements pursuant to which it pays a variable interest rate in exchange for receiving a fixed interest rate.
The average variable rate paid by Harrah's was 5.6% at June 30, 1996, and the average fixed interest rate received was 5.9%. The impact of these interest rate swap agreements on the effective interest rates of the associated debt was as follows:
                                    -7-

                        HARRAH'S ENTERTAINMENT, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                               JUNE 30, 1996
                                 (UNAUDITED)


Note 4 - Long-Term Debt - Interest Rate Agreements (Continued)
- -------------------------------------------------------------

                               Effective     Next Semi-
                    Swap       Rate at       Annual Rate
Associated          Rate       June 30,      Adjustment
Debt               (LIBOR+)    1996          Date           Swap Maturity
- --------------      ------     ---------     -----------    -------------

10 7/8% Notes
  $200 million      4.73%      10.45%        October 15     October 1997
8 3/4% Notes
  $50 million       3.42%       9.14%        November 15    May 1998
  $50 million       3.22%       8.72%        July 15        July 1998


     In accordance with the terms of the interest rate swap agreements, the effective interest rate on $50 million of the 8 3/4% Notes was adjusted on July 15, 1996 to 9.25%.

     Harrah's has seven interest rate swap agreements to effectively convert a total of $350 million in variable rate debt to a fixed rate. The fixed rates to be paid by Harrah's and variable rates to be received by Harrah's are summarized in the following table:

                                          Swap Rate
                        Swap Rate         Received
                        Paid              (Variable) at           Swap
Notional Amount         (Fixed)           June 30, 1996           Maturity
- ---------------         ---------         -------------           ------------

$50 million             7.910%            5.481%                  January 1998
$50 million             6.985%            5.563%                  March 2000
$50 million             6.951%            5.563%                  March 2000
$50 million             6.945%            5.563%                  March 2000
$50 million             6.651%            5.500%                  May 2000
$50 million             5.788%            5.535%                  June 2000
$50 million             5.785%            5.535%                  June 2000



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

                        HARRAH'S ENTERTAINMENT, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                               JUNE 30, 1996
                                 (UNAUDITED)


Note 5 - Supplemental Disclosure of Cash Paid for Interest and Taxes
- --------------------------------------------------------------------

     The following table reconciles Harrah's interest expense, net of interest capitalized, per the Consolidated Condensed Statements of Income, to cash paid for interest:

                                                               Six Months Ended
                                                            June 30,    June 30,
                                                               1996        1995
 (In thousands)                                             -------     -------
  Interest expense, net of amount
    capitalized                                             $33,595     $36,995
  Adjustments to reconcile to cash paid
    for interest:
      Net change in interest accruals                        (5,009)     14,262
      Amortization of deferred finance
        charges                                              (1,574)     (1,440)
      Amortization of discounts                                 (10)        (31)
                                                            -------     -------
  Cash paid for interest, net of amount
    capitalized                                             $27,002     $49,786
                                                            =======     =======
  Cash payments for income taxes, net of
    refunds                                                 $25,173     $51,636
                                                            =======     =======



Note 6 - Commitments and Contingent Liabilities
- -----------------------------------------------
Contractual Commitments
- -----------------------

     Harrah's is pursuing additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties, guarantees by Harrah's of third party debt and development completion guarantees. As of June 30, 1996, Harrah's has guaranteed third party loans and leases of $33 million, which are secured by certain assets, has construction-related contractual commitments of $266 million and has other commitments of $13 million, excluding amounts previously recorded. Harrah's has also committed to guarantee an additional $119 million in financing for new developments, subject to the receipt of certain required regulatory approvals.

     The agreements under which Harrah's manages casinos on Indian lands contain provisions required by law which provide that a minimum monthly payment be made to the tribe which payment has priority over the retirement of development costs. In the event that insufficient cash is generated by the operations to fund this payment, Harrah's must pay the shortfall to the tribe.

                         HARRAH'S ENTERTAINMENT, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                               JUNE 30, 1996
                                 (UNAUDITED)


Note 6 - Commitments and Contingent Liabilities (Continued)
- ----------------------------------------------------------

Such advances, if any, will be repaid to Harrah's in a future period or periods in which operations generate cash in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. As of June 30, 1996, the aggregate monthly commitment pursuant to these contracts, which extend for periods of up to 60 months from opening date, was $1.1 million, including a commitment for a project with a contract approved by the National Indian Gaming Commission that is under development but not yet open.

     As part of a transaction whereby Harrah's effectively secured an option to a site for a potential casino, Harrah's has guaranteed an additional $24.7 million third-party variable rate bank loan. Harrah's also has entered into an interest rate swap agreement in which Harrah's receives a fixed interest rate of 7% from the third party and pays the variable interest rate of the subject debt, which is currently LIBOR plus 1.0%. The interest rate swap is marked to market by Harrah's with the adjustment recorded in interest expense. The market value of the swap was a positive $0.1 million and a positive $0.3 million at June 30, 1996 and December 31, 1995, respectively. The interest rate swap agreement expires December 1, 1996 and is also subject to earlier termination upon the occurrence of certain events. The underlying guaranty contains an element of risk that the borrower may be unable to retire the loan when it matures in December 1996.
If that occurs, the Company could become responsible for repayment of at least a portion of the obligation. Harrah's has reduced this exposure by obtaining a security interest in certain assets of the third party.

     See Note 8 for discussion of the proposed completion guarantees issued by Harrah's related to development of the New Orleans' casino.


Guarantee of Insurance Contract
- -------------------------------

     Harrah's has guaranteed the value of a guaranteed investment contract with an insurance company held by Harrah's defined contribution savings plan. Harrah's has also agreed to provide non-interest-bearing loans to the plan to fund, on an interim basis, withdrawals from this contract by retired or terminated employees. Harrah's maximum exposure on this guarantee as of June 30, 1996, was $6.5 million.

                        HARRAH'S ENTERTAINMENT, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                               JUNE 30, 1996
                                 (UNAUDITED)


Note 6 - Commitments and Contingent Liabilities (Continued)
- ----------------------------------------------------------
Self-Insurance
- --------------

     Harrah's is self-insured for various levels of general liability, workers' compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims.


Severance Agreements
- --------------------

    At June 30, 1996, Harrah's had severance agreements with 28 of its executives, which provide for payments to the executives in the event of their termination after a change in control, as defined, of Harrah's.
These agreements provide, among other things, for a compensation payment ranging from 1.5 times to 2.99 times the average annual compensation paid to the executive for the five preceding calendar years, as well as for accelerated payment or accelerated vesting of any compensation or awards payable to the executive under any of Harrah's incentive plans. The estimated amount, computed as of June 30, 1996, that would have been payable under the agreements to these executives based on earnings and stock options aggregated approximately $38.5 million.


Tax Sharing Agreements
- ----------------------

     In connection with the PHC Spin-off, Harrah's entered into a tax sharing agreement with PHC wherein each company is obligated for those taxes associated with their respective businesses. Additionally, Harrah's is obligated for all taxes of Promus for periods prior to the PHC Spin-off date which are not specifically related to PHC operations and/or PHC hotel locations. Harrah's obligations under this agreement are not expected to have a material adverse effect on its consolidated financial position or results of operations.


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

                        HARRAH'S ENTERTAINMENT, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                               JUNE 30, 1996
                                 (UNAUDITED)


Note 7 - Litigation (Continued)
- ------------------------------

    In addition to the matters described above, Harrah's and certain of its subsidiaries have been named as defendants in a number of lawsuits arising from the suspension of development of a land-based casino, and the closing of the temporary gaming facility, in New Orleans, Louisiana, by Harrah's Jazz Company, a partnership in which a subsidiary of the Company owns an approximate 47% interest and which has filed for protection under Chapter 11 of the U.S. Bankruptcy Code (see Note 8). The ultimate outcomes of these lawsuits cannot be predicted at this time, and no provisions for the claims are included in the accompanying financial statements. The Company intends to defend these actions vigorously.


Note 8 - Nonconsolidated Affiliates
- -----------------------------------
Harrah's Jazz Company
- ---------------------

     A Harrah's subsidiary owns an approximate 47% interest in Harrah's Jazz Company (Harrah's Jazz), a partnership formed for purposes of developing, owning and operating the exclusive land-based casino entertainment facility in New Orleans, Louisiana, on the site of the former Rivergate Convention Center (the Rivergate). On November 22, 1995, Harrah's Jazz and its wholly-owned subsidiary, Harrah's Jazz Finance Corp., filed petitions for relief under Chapter 11 of the Bankruptcy Code. Prior to the filing, Harrah's Jazz was operating a temporary casino in the New Orleans, Louisiana Municipal Auditorium (the Basin Street Casino) and constructing a new permanent casino facility on the Rivergate site (the Rivergate Casino). Harrah's Jazz ceased operation of the Basin Street Casino and construction of the Rivergate Casino on November 22, 1995 prior to the bankruptcy filings.

     In August 1996, Harrah's Jazz negotiated a proposed agreement (the proposed City Agreement) with the City of New Orleans (the City) and the Rivergate Development Corporation which would provide for amendments to the lease agreement and related documentation between Harrah's Jazz and the City. The proposed City Agreement contemplates the completion of definitive lease documentation and the receipt of all requisite City approvals by October 1996.

     Under the proposed City Agreement (and a prior agreement with the City), Harrah's Jazz paid approximately $4.3 million to the City and made payments into escrow of approximately $5.8 million. A subsidiary of the Company funded $2.5 million and approximately $4.4 million of the $4.3 million and $5.8 million payments, respectively, in the form of debtor-in-possession loans to Harrah's Jazz. As of July 31, 1996, a subsidiary of the Company had also made an additional $3.0 million of debtor-in-possession loans to Harrah's Jazz to fund its other cash requirements. Although the debtor-in-possession loans are administrative priority claims in the bankruptcy, and are secured by a first lien on most Harrah's Jazz assets, there can be no assurance that the loans will be repaid.

                        HARRAH'S ENTERTAINMENT, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                               JUNE 30, 1996
                                 (UNAUDITED)


Note 8 - Nonconsolidated Affiliates (Continued)
- ----------------------------------------------

     The Company's share of the escrowed funds will be released to the City in monthly increments upon the satisfaction of certain conditions and the balance will be returned to the Company if the Harrah's Jazz plan of reorganization does not become effective by December 31, 1996.

     The proposed City Agreement has not yet been signed and there is no assurance it will become effective or that it will not be modified or delayed.

     Harrah's Jazz filed a plan of reorganization with the Bankruptcy Court on April 3, 1996 and an amended plan of reorganization on June 17, 1996
(the Plan). Under the Plan, the assets and business of Harrah's Jazz would vest in Jazz Casino Corporation, a newly formed corporation (JCC), on the effective date of the Plan. JCC would complete construction of the Rivergate Casino. Under the Plan, Harrah's Jazz's existing public debt would be cancelled, the holders of that debt would receive 37.1% of the equity in JCC's indirect parent (JCC Holding), 15% of the equity would be allocated to debtholders who execute releases and an affiliate of the Company would receive the remaining 47.9% of the equity in JCC Holding, a portion of which may be assigned to certain partners of Harrah's Jazz, in exchange for equity investments and other consideration to be provided under the Plan. In addition, holders of the public debt would receive (i) $187.5 million in aggregate principal amount of 8% Senior Subordinated Notes of JCC due 2006 with contingent payments, and (ii) a pro rata share of Senior Subordinated Contingent Notes of JCC due 2006.

     As part of the Plan, Harrah's has proposed to invest an additional
$75 million in the project and deliver a new form of completion guaranty if a reorganization plan approved by Harrah's is consummated. Harrah's has also proposed to invest, prior to plan consummation, up to $18.0 million in the form of debtor-in-possession financing, including the approximately
$9.9 million in financing already advanced and discussed above (such financing would be repaid or converted into equity (and count toward the $75 million investment referred to above) upon consummation of a reorganization plan approved by Harrah's). JCC is also seeking to obtain a $175 million secured term loan and revolving credit facility to finance construction of the Rivergate Casino, and Harrah's may be required to guarantee or provide credit support for this financing.

     The Plan also contemplates the opening of a temporary casino in two phases at the Rivergate Casino site followed by the opening of a permanent casino at such site. Assuming timely consummation of the Plan, the first phase of the temporary casino is scheduled to open on or about May 31, 1997. Under the Plan, the Basin Street Casino would not reopen.

     On April 19, 1996, the Louisiana State Legislature enacted legislation which required, among other things, the holding of an election of the voters

                        HARRAH'S ENTERTAINMENT, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                               JUNE 30, 1996
                                 (UNAUDITED)


Note 8 - Nonconsolidated Affiliates (Continued)
- ----------------------------------------------

of Orleans Parish in November 1996 purportedly to determine whether to approve or disapprove gaming at the Rivergate Casino. Although there purport to be no provisions in the legislation to protect the Harrah's Jazz Casino Operating Contract against an adverse election outcome, the Company believes the legislation could be challenged on legal grounds.

    As a consequence of this legislative action, it is expected that the Plan cannot be consummated until, among other things, there is a favorable election outcome. The present status of the Plan's consummation and the election outcome is uncertain.

     In addition to the matters discussed above, the Plan is subject to other amendments, and such other amendments may be material. There can be no assurance that definitive agreements necessary to consummate the Plan, including agreements with the City and other necessary parties, will be reached or that the amended Plan will be approved, or, if approved, that the conditions to consummation of the Plan (including the favorable election outcome) will be met.


Other
- -----

     Summarized balance sheet and income statement information of nonconsolidated gaming affiliates, including Harrah's Jazz, which Harrah's accounted for using the equity method, as of June 30, 1996 and December 31, 1995, and for the second quarters and six months ended June 30, 1996 and 1995 is included in the following tables. Summarized balance sheet information as of December 31, 1995, has been updated to reflect adjustments made by Harrah's Jazz Company in connection with its petition for relief under Chapter 11 of the U.S. Bankruptcy Code.

                                                   June 30,      Dec. 31,
                                                      1996          1995
(In thousands)                                    --------      --------
Combined Summarized Balance Sheet Information

  Current assets                                  $ 67,503      $ 63,216
  Land, buildings, and equipment, net              313,397       266,602
  Other assets                                     175,850       169,033
                                                  --------      --------
    Total assets                                   556,750       498,851
                                                  --------      --------
  Current liabilities                              117,004       130,816
  Long-term debt                                   476,790       465,386
                                                  --------      --------
    Total liabilities                              593,794       596,202
                                                  --------      --------
      Net assets                                  $(37,044)     $(97,351)
                                                  ========      ========

                        HARRAH'S ENTERTAINMENT, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                               JUNE 30, 1996
                                 (UNAUDITED)


Note 8 - Nonconsolidated Affiliates (Continued)
- ----------------------------------------------



                                                Second Quarter Ended       Six Months Ended
                                                  June 30,   June 30,    June 30,   June 30,
                                                     1996       1995        1996       1995
                                                  -------    -------     -------  ---------
(In thousands)
Combined Summarized Statements of Operations
  Revenues                                        $ 7,838   $ 25,500     $14,633   $ 25,540
                                                  =======   ========     =======   ========
  Operating loss                                  $(4,675)  $(25,774)    $(7,954)  $(33,967)
                                                  =======   ========     =======   ========
  Net loss                                        $(5,843)  $(38,395)    $(8,967)  $(56,336)
                                                  =======   ========     =======   ========


     Harrah's share of nonconsolidated affiliates' combined net operating results, including Harrah's Jazz operations during the second quarter and the six months ended June 30, 1995, are reflected in the accompanying Consolidated Condensed Statements of Income as follows:


                                         Second Quarter Ended       Six Months Ended
                                           June 30,   June 30,    June 30,   June 30,
                                              1996       1995        1996       1995
(In thousands)                           ---------   --------     -------   --------
Pre-interest operating income (loss)
  (included in Revenue-other)            $      80    $(9,267)   $    241   $(12,070)
                                         =========    =======    ========   ========


     Harrah's share of nonconsolidated affiliates' combined interest expense is reflected as Interest expense from nonconsolidated affiliates in the accompanying Consolidated Condensed Statements of Income. Harrah's investments in and advances to nonconsolidated affiliates are reflected in the accompanying Consolidated Condensed Balance Sheets as follows:


                                                   June 30,      Dec. 31,
                                                      1996          1995
(In thousands)                                    --------       -------
Harrah's investments in and advances to
 nonconsolidated affiliates
  Accounted for under
    the equity method                             $ 67,422       $22,374
  Accounted for at
    historical cost                                      -        16,642
  Available for sale and
    recorded at market value                       103,249        32,923
                                                  --------       -------

                                                  $170,671       $71,939
                                                  ========       =======

                        HARRAH'S ENTERTAINMENT, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                               JUNE 30, 1996
                                 (UNAUDITED)


Note 8 - Nonconsolidated Affiliates (Continued)
- ----------------------------------------------

    The Company has adjusted the carrying value of investments in equity securities available for sale to include their unrealized gains in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". A corresponding increase has been recorded in the combination of Harrah's stockholders' equity and deferred income tax accounts.

    Condensed financial information relating to a restaurant affiliate has not been presented since its operating results and financial position are not material to Harrah's.


Note 9 - Summarized Financial Information
- -----------------------------------------

   Harrah's Operating Company, Inc., (HOC) is a wholly owned subsidiary and the principal asset of Harrah's. Summarized financial information of HOC as of June 30, 1996 and December 31, 1995 and for the second quarters and six months ended June 30, 1996 and 1995, prepared on the same basis as Harrah's, was as follows:


                                          June 30,       Dec. 31,
                                             1996           1995
                                       ----------     ----------
        (In thousands)
        Current assets                 $  191,439     $  185,950
        Land, buildings, riverboats
          and equipment, net            1,303,496      1,204,890
        Other assets                      335,357        242,773
                                       ----------     ----------
                                        1,830,292      1,633,613
                                       ----------     ----------
        Current liabilities               193,028        184,454
        Long-term debt                    810,514        753,705
        Other liabilities                 106,767         73,216
        Minority interests                 23,059         23,908
                                       ----------     ----------
                                        1,133,368      1,035,283
                                       ----------     ----------
             Net assets                $  696,924     $  598,330
                                       ==========     ==========

                        HARRAH'S ENTERTAINMENT, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                               JUNE 30, 1996
                                 (UNAUDITED)


Note 9 - Summarized Financial Information (Continued)
- ----------------------------------------------------



                                            Second Quarter Ended         Six Months Ended
                                            June 30,     June 30,      June 30,   June 30,
                                               1996         1995          1996       1995
                                           --------      -------       -------    -------
        (In thousands)
        Revenues                           $401,176     $388,910      $784,238   $745,107
                                           ========     ========      ========   ========
        Operating income                   $ 68,183     $ 83,166      $140,013   $155,031
                                           ========     ========      ========   ========
        Income from continuing operations  $ 29,471     $ 34,965      $ 60,491   $ 63,299
                                           ========     ========      ========   ========
        Net income                         $ 29,471     $ 40,595      $ 60,491   $ 63,335
                                           ========     ========      ========   ========


     The agreements governing the terms of Harrah's debt contain certain covenants which, among other things, place limitations on HOC's ability to pay dividends and make other restricted payments, as defined, to Harrah's. The amount of HOC's restricted net assets, as defined, computed in accordance with the most restrictive of these covenants regarding restricted payments, was approximately $687.8 million at June 30, 1996.

          Item 2.  Management's Discussion and Analysis
          ---------------------------------------------
        of Financial Condition and Results of Operations
        ------------------------------------------------

    The following discussion and analysis of Harrah's Entertainment, Inc.'s (Harrah's or the Company) financial position and operating results for second quarter and the first six months of 1996 and 1995 complements and updates the Management's Discussion and Analysis of Financial Position and Results of Operations (MD&A) presented in Harrah's 1995 Annual Report. The following information should be read in conjunction with Harrah's 1995 MD&A disclosure. References to Harrah's or the Company include its consolidated subsidiaries where the context requires.

    Harrah's is one of the world's premier names in casino entertainment, currently operating casino entertainment facilities in nine states and New Zealand.

RESULTS OF OPERATIONS
- ---------------------
Overall
- -------

                             Second Quarter   Percentage    First Six Months   Percentage
(in millions, except        ---------------    Increase/    ----------------    Increase/
earnings per share)           1996     1995   (Decrease)      1996      1995   (Decrease)
                            ------   ------   ----------    ------    ------   ----------
Revenues                    $401.2   $389.3      3.1 %      $784.3    $745.8      5.2 %
Operating income              69.0     83.8    (17.7)%       141.4     156.2     (9.5)%
Income from continuing
  operations                  30.0     35.4    (15.3)%        61.4      64.0     (4.1)%
Earnings from discontinued
  hotel operations               -     11.6      N/A             -      21.2      N/A
Net income                    30.0     41.0    (26.8)%        61.4      64.1     (4.2)%
Earnings per share
  Continuing operations       0.29     0.35    (17.1)%        0.59      0.62     (4.8)%
  Discontinued operations        -     0.11      N/A             -      0.21      N/A
  Net income                  0.29     0.40    (27.5)%        0.59      0.62     (4.8)%
Operating margin              17.2%    21.5%    (4.3)pts      18.0%     20.9%    (2.9)pts




    The revenue increase during second quarter 1996 as compared with second quarter 1995 is due primarily to revenue growth within the riverboat division and to the inclusion in 1995 of Harrah's share of operating losses for Harrah's Jazz Company, partially offset by lower revenues in traditional land-based markets. Operating income decreased from second quarter 1995, and the overall operating margin decreased 4.3 points, as these higher revenues were offset by the effects of increased competition in several of the Company's markets, project reorganization costs related to Harrah's Jazz Company and preopening costs related to new and expanded properties. These factors also impacted operations for the first six months of 1996, as the overall operating margin decreased 2.9 points from the comparable prior year period.

    The following table summarizes operating profit before project write-downs and reorganization costs, preopening costs and corporate expense for the twelve month periods ended June 30, 1996, 1995 and 1994 in millions of dollars and as a percent of the total for each of Harrah's divisions:


                   Contribution for Twelve Months Ended June 30,
                   ---------------------------------------------
                    In Millions of Dollars     Percent of Total
                    ----------------------     ----------------
                      1996   1995   1994       1996  1995  1994
                      ----   ----   ----       ----  ----  ----
 Riverboat            $168   $142   $ 95        48%   43%   33%
 Atlantic City          80     83     68        23    25    23
 Southern Nevada        74     74     77        21    23    26
 Northern Nevada        61     73     76        17    22    26
 Indian/Limited Stakes   5      6      1         1     2     -
 New Orleans           (16)   (16)    (5)       (4)   (5)   (2)
 Development costs     (13)   (23)   (13)       (4)   (7)   (4)
 Other                  (7)   (10)    (6)       (2)   (3)   (2)
                      ----   ----   ----       ---   ---   ---
 Total                $352   $329   $293       100%  100%  100%
                      ====   ====   ====       ===   ===   ===


Riverboat Division
- ------------------

                     Second Quarter   Percentage     Six Months Ended   Percentage
                     --------------    Increase/     ----------------    Increase/
(in millions)          1996    1995   (Decrease)       1996      1995   (Decrease)
                     ------  ------   ----------     ------    ------   ----------
Casino revenues      $157.9  $136.7     15.5 %       $303.2    $264.5     14.6 %
Total revenues        165.8   146.4     13.3 %        317.9     284.2     11.9 %
Operating profit       40.2    44.2     (9.1)%         81.2      85.1     (4.6)%
Operating margin       24.2%   30.2%    (6.0)pts       25.5%     29.9%    (4.4)pts


    Revenue growth for second quarter and the six months ended June 30, 1996 came from the addition of Harrah's Tunica Mardi Gras casino, which opened in April, and strong performance at Harrah's Shreveport. Operating profit and margins decreased for both periods compared to the 1995 periods due primarily to intense competition in North Kansas City and Tunica. In North Kansas City, though revenues remain strong, competitive adjustments, including the decision to eliminate admission charges, have negatively impacted operating profits and margins. In Tunica, a major new competitor opened in June 1996 and several existing participants, including Harrah's, have expanded their offerings in an effort to capture a greater market share. These efforts have included aggressive marketing programs which have increased operating costs and reduced operating margins at both Harrah's Tunica facilities.

    Despite the Division's lower operating margins in 1996, the overall operating margin for the Riverboat Division generally remains high compared to other divisions due to some of the operational differences between a riverboat facility and a conventional land-based property and lesser levels of competition in some of the riverboat markets.

Atlantic City
- -------------

                     Second Quarter   Percentage      Six Months Ended   Percentage
                     --------------    Increase/      ----------------    Increase/
(in millions)         1996     1995   (Decrease)        1996      1995   (Decrease)
                     -----    -----   ----------      ------    ------   ----------
Casino revenues      $74.4    $78.1     (4.7)%        $147.1    $149.9     (1.9)%
Total revenues        81.0     84.7     (4.4)%         159.5     162.0     (1.5)%
Operating profit      17.7     22.0    (19.6)%          32.4      37.9    (14.5)%
Operating margin      21.9%    26.0%    (4.1)pts        20.3%     23.4%    (3.1)pts


    Casino revenues for the second quarter and six months ended June 30, 1996 decreased from the prior year periods due to lower overall win percentages, despite higher gaming volume in both periods. An increase in nongaming revenues for both 1996 periods partially offset the declines in casino revenue. In the past several months, competitors in Atlantic City have opened both additional casino space and hotel rooms and supported that new supply with increased promotions and marketing, thereby increasing the level of competition and causing a decline in Harrah's casino revenues and operating profit for both the second quarter and the six months ended June 30, 1996. On June 28, Harrah's Atlantic City completed an expansion of its casino, adding 500 slot machines in 13,500 square feet of new gaming space. To support the opening of this expansion and in response to the competitive market conditions, Harrah's is increasing its spending on direct marketing.

Southern Nevada
- ---------------

                     Second Quarter   Percentage     Six Months Ended   Percentage
                     --------------    Increase/     ----------------    Increase/
(in millions)         1996     1995   (Decrease)       1996      1995   (Decrease)
                     -----    -----   ----------     ------    ------   ----------
Casino revenues      $48.1    $49.6     (3.0)%       $ 98.4    $ 99.2     (0.8)%
Total revenues        75.1     76.9     (2.3)%        150.7     149.2      1.0 %
Operating profit      18.9     19.4     (2.6)%         38.4      37.4      2.7 %
Operating margin      25.2%    25.2%       -           25.5%     25.1%     0.4 pts


    Casino revenues and total revenues decreased in second quarter 1996 due primarily to a decline in gaming volume at Laughlin. Total revenues increased slightly for the 1996 six month period due to higher nongaming revenues at both properties and strong table games performance in Las Vegas. Second quarter operating profit decreased in 1996 due to a lower gaming margin in Laughlin, but increased for the six month period due to higher nongaming margins, particularly lodging. The improved nongaming margins also resulted in higher overall margins for the six month period.

Northern Nevada
- ---------------

                     Second Quarter   Percentage     Six Months Ended   Percentage
                     --------------    Increase/     ----------------    Increase/
(in millions)         1996     1995   (Decrease)       1996      1995   (Decrease)
                     -----    -----   ----------     ------    ------   ----------
Casino revenues      $55.1    $64.0    (13.9)%       $108.0    $113.4     (4.8)%
Total revenues        71.9     81.5    (11.8)%        142.3     146.5     (2.9)%
Operating profit      12.5     20.5    (39.0)%         22.9      28.2    (18.8)%
Operating margin      17.4%    25.2%    (7.8)pts       16.1%     19.2%    (3.1)pts


    Casino revenues decreased in second quarter 1996 from second quarter 1995 due primarily to a decline in gaming volume at Harrah's Reno, where a competitor opened a major new property in July 1995. Also contributing to the second quarter decline were lower win percentages at Harrah's Lake Tahoe. For the six month period, both casino and total revenues decreased in 1996 due primarily to the lower casino revenue at Harrah's Reno. These lower casino revenues, combined with higher complimentary costs and overhead costs at both properties, led to declines in the Division's operating profit and margin for both 1996 periods.

Harrah's New Orleans
- --------------------

    Operating income for second quarter and the six months ended June 30, 1995 included losses of $9.9 million and $12.7 million, respectively, representing Harrah's subsidiary's pro rata share of pre-interest losses incurred by Harrah's Jazz Company (Harrah's Jazz), the partnership which holds the right to develop the sole land-based casino in Orleans Parish, Louisiana. No equity pick-up was included for the 1996 periods for Harrah's subsidiary's interest in Harrah's Jazz as the book value of this investment had been reduced to zero in fourth quarter 1995. (See Other Factors Affecting Income per Share and Harrah's Jazz Company sections for further discussion.)

Other
- -----

    Other revenues include management fees from Harrah's-managed casino entertainment facilities. Since second quarter 1995, Harrah's has opened two additional managed casino facilities, Harrah's Sky City in Auckland, New Zealand, and Harrah's Skagit Valley near Seattle, Washington. Management fee income increased for the second quarter and six months ended June 30, 1996 over the respective prior year periods, due primarily to the addition of New Zealand management fees; the increase was partially offset by the loss of New Orleans' management fees, which were included in 1995 revenues. Operating profit derived from the Company's managed properties has declined from prior year levels, however, due to nonrecurring current year costs related to Harrah's partial ownership and management of two Colorado casinos.

    Development costs for the second quarter and six months ended June 30, 1996 declined from 1995 levels, due to lower levels of development activity.


Other Factors Affecting Income Per Share
- ----------------------------------------


                              Second Quarter  Percentage     First Six Months  Percentage
(Income)/Expense             ---------------   Increase/     ----------------   Increase/
(in millions)                 1996      1995  (Decrease)      1996       1995  (Decrease)
                             -----    ------  ----------     -----      -----  ----------
Preopening costs             $ 4.8    $    -     N/M         $ 5.0      $   -     N/M
Corporate expense              8.4       8.8    (4.6)%        15.7       14.2    10.6 %
Project reorganization costs   6.1         -     N/M           8.5          -     N/M
Interest expense, net         17.0      18.7    (9.1)%        33.6       37.0    (9.2)%
Interest expense, net, from
  nonconsolidated affiliates     -       4.9     N/M             -        8.6     N/M
Other income                  (0.8)     (0.8)      -          (1.4)      (2.8)  (50.0)%
Effective tax rate            38.7%     38.1%    0.6 pts      38.3%      38.5%   (0.2)pts
Minority interests           $ 2.4    $  2.4       -         $ 6.0      $ 5.8     3.5 %
Discontinued operations
  Hotel earnings, net of
    income taxes                 -     (11.6)    N/M             -      (21.2)    N/M
  Spin-off transaction costs,
    net of tax                   -       6.0     N/M             -       21.2     N/M


    Preopening costs incurred in connection with the opening of Harrah's Tunica Mardi Gras were charged to expense during second quarter 1996. Preopening costs related to the North Kansas City casino expansion project were expensed as incurred during the first six months of 1996 (see Capital Spending and Development). Corporate expense decreased in second quarter 1996 over second quarter 1995, but increased for the 1996 six month period, due primarily to the timing of expenses. Project reorganization costs incurred during the 1996 periods represent Harrah's costs associated with the development of a reorganization plan, including legal fees, for the New Orleans casino (see Harrah's Jazz Company section).

    Interest expense decreased in both second quarter 1996 and the six month period ended June 30, 1996 from the comparable prior year periods as a result of decreased borrowing costs associated with Harrah's variable rate debt (see Debt and Liquidity) and higher levels of capitalized interest costs. 1995 interest expense from nonconsolidated affiliates reflected Harrah's pro rata share of interest expense from the Harrah's Jazz partnership. No comparable amount is recorded in the current year due to the fourth quarter 1995 write-down of the book value of this investment to zero. (See Harrah's Jazz Company section.)

    Other income in second quarter 1996 remained fairly consistent with second quarter 1995, but decreased for the six month period compared with 1995, due primarily to the inclusion in the prior year's results of a $1.6 million gain on the sale of nonoperating property.

    The effective tax rates for both periods are higher than the federal statutory rate due to state income taxes. Minority interests reflect joint venture partners' shares of income at joint venture riverboat casinos and remained consistent for all periods presented.

    As a result of the June 30, 1995 spin-off of the Company's hotel operations (the PHC Spin-off), the operating results of the hotel business prior to July 1, 1995 have been segregated and reported as discontinued operations in the accompanying Consolidated Condensed Statements of Income. Prior year operating results include the earnings of discontinued operations, as well as a charge of $21.2 million, or $0.21 per share, net of tax, representing the costs to complete the PHC Spin-off transaction.

HARRAH'S JAZZ COMPANY
- ---------------------

    A Harrah's subsidiary owns an approximate 47% interest in Harrah's Jazz Company (Harrah's Jazz), a partnership formed for purposes of developing, owning and operating the exclusive land-based casino entertainment facility in New Orleans, Louisiana, on the site of the former Rivergate Convention Center (the Rivergate). On November 22, 1995, Harrah's Jazz and its wholly-owned subsidiary, Harrah's Jazz Finance Corp., filed petitions for relief under Chapter 11 of the Bankruptcy Code. Prior to the filing, Harrah's Jazz was operating a temporary casino in the New Orleans, Louisiana Municipal Auditorium (the Basin Street Casino) and constructing a new permanent casino facility on the Rivergate site (the Rivergate Casino). Harrah's Jazz ceased operation of the Basin Street Casino and construction of the Rivergate Casino on November 22, 1995 prior to the bankruptcy filings.

    In August 1996, Harrah's Jazz negotiated a proposed agreement (the proposed City Agreement) with the City of New Orleans (the City) and the Rivergate Development Corporation which would provide for amendments to the lease agreement and related documentation between Harrah's Jazz and the City.
The proposed City Agreement contemplates the completion of definitive lease documentation and the receipt of all requisite City approvals by October 1996.

    Under the proposed City Agreement (and a prior agreement with the City), Harrah's Jazz paid approximately $4.3 million to the City and made payments into escrow of approximately $5.8 million. A subsidiary of the Company funded $2.5 million and approximately $4.4 million of the $4.3 million and $5.8 million payments, respectively, in the form of debtor-in-possession loans to Harrah's Jazz. As of July 31, 1996, a subsidiary of the Company had also made an additional $3.0 million of debtor-in-possession loans to Harrah's Jazz to fund its other cash requirements. Although the debtor-in-possession loans are administrative priority claims in the bankruptcy, and are secured by a first lien on most Harrah's Jazz assets, there can be no assurance that the loans will be repaid.

    The Company's share of the escrowed funds will be released to the City in monthly increments upon the satisfaction of certain conditions and the balance will be returned to the Company if the Harrah's Jazz plan of reorganization does not become effective by December 31, 1996.

    The proposed City Agreement has not yet been signed and there is no assurance it will become effective or that it will not be modified or delayed.

    Harrah's Jazz filed a plan of reorganization with the Bankruptcy Court on April 3, 1996 and an amended plan of reorganization on June 17, 1996
(the Plan). Under the Plan, the assets and business of Harrah's Jazz would vest in Jazz Casino Corporation, a newly formed corporation (JCC), on the effective date of the Plan. JCC would complete construction of the Rivergate Casino. Under the Plan, Harrah's Jazz's existing public debt would be cancelled, the holders of that debt would receive 37.1% of the equity in JCC's indirect parent (JCC Holding), 15% of the equity would be allocated to debtholders who execute releases and an affiliate of the Company would receive the remaining 47.9% of the equity in JCC Holding, a portion of which may be assigned to certain partners of Harrah's Jazz, in exchange for equity investments and other consideration to be provided under the Plan. In addition, holders of the public debt would receive (i) $187.5 million in aggregate principal amount of 8% Senior Subordinated Notes of JCC due 2006 with contingent payments, and (ii) a pro rata share of Senior Subordinated Contingent Notes of JCC due 2006.

    As part of the Plan, Harrah's has proposed to invest an additional
$75 million in the project and deliver a new form of completion guaranty if a reorganization plan approved by Harrah's is consummated. Harrah's has also proposed to invest, prior to plan consummation, up to $18.0 million in the form of debtor-in-possession financing, including the approximately
$9.9 million in financing already advanced and discussed above (such financing would be repaid or converted into equity (and count toward the $75 million investment referred to above) upon consummation of a reorganization plan approved by Harrah's). JCC is also seeking to obtain a $175 million secured term loan and revolving credit facility to finance construction of the Rivergate Casino, and Harrah's may be required to guarantee or provide credit support for this financing.

    The Plan also contemplates the opening of a temporary casino in two phases at the Rivergate Casino site followed by the opening of a permanent casino at such site. Assuming timely consummation of the Plan, the first phase of the temporary casino is scheduled to open on or about May 31, 1997. Under the Plan, the Basin Street Casino would not reopen.

    On April 19, 1996, the Louisiana State Legislature enacted legislation which required, among other things, the holding of an election of the voters of Orleans Parish in November 1996 purportedly to determine whether to approve or disapprove gaming at the Rivergate Casino. Although there purport to be no provisions in the legislation to protect the Harrah's Jazz Casino Operating Contract against an adverse election outcome, the Company believes the legislation could be challenged on legal grounds.

    As a consequence of this legislative action, it is expected that the Plan cannot be consummated until, among other things, there is a favorable election outcome. The present status of the Plan's consummation and the election outcome is uncertain.

    In addition to the matters discussed above, the Plan is subject to other amendments, and such other amendments may be material. There can be no assurance that definitive agreements necessary to consummate the Plan, including agreements with the City and other necessary parties, will be reached or that the amended Plan will be approved, or, if approved, that the conditions to consummation of the Plan (including the favorable election outcome) will be met. Additionally, ongoing litigation costs related to the Harrah's Jazz bankruptcy, which could be significant, will have a corresponding impact on Harrah's future earnings and cash flows.

CAPITAL SPENDING AND DEVELOPMENT
- --------------------------------
Existing Land-Based Properties
- ------------------------------

    Harrah's recently announced revised development plans for major expansions at its Las Vegas and Atlantic City casino properties. The revised plans complement projects recently completed or currently underway at both properties to add an additional hotel tower and more casino space, with the current status of projects approved by regulatory authorities as follows:


                         Costs                                      Projected
              Estimated  Incurred   Additional                    Opening Dates
              Project    at June    Casino      Additional   ------------------------
              Cost       30,1996    Square      Hotel        Casino     Hotel
Location     (millions) (millions)  Feet        Rooms        Expansion  Addition
- --------      --------   --------   ----------  ----------   ---------  -------------
Las Vegas      $200.0     $18.2      27,000       976        Oct 96     Oct 97-Apr 98
Atlantic City    80.7      17.4      13,500       416        Open       Jul 97


The above table reflects $50 million in additional approved spending at Harrah's Las Vegas, which increased the scope of Harrah's previously announced expansion project. The project includes not only the additional casino space and guest rooms reflected above, but significant additions and improvements to nongaming amenities. In addition to this expansion of its current Las Vegas property, Harrah's has also announced its intention to construct or acquire a second Las Vegas casino property.

    In Atlantic City, Harrah's plans to invest an additional $325 million in its current property, pending appropriate regulatory approvals and adequate resolution of road and access improvements that have been the subject of discussions between the state, city and developers. This investment would position Harrah's Atlantic City as one of the largest casino resorts in that market. The proposed project, which is in addition to the $80.7 million project reflected above, includes an additional 1,500 guest rooms and 30,000 square feet of casino space, as well as significant enhancements in convention facilities, restaurant offerings, parking facilities and other nongaming amenities. As noted in the above table, the current casino expansion at Harrah's Atlantic City was completed on June 28, 1996, adding 13,500 square feet of gaming space and 500 slot machines to the property. Scheduled to open in the fall are several nongaming amenities, including a new marine-themed buffet restaurant.

Riverboat Casino Development
- ----------------------------

    Construction continues on the joint venture riverboat casino entertainment complex in Maryland Heights, Missouri, a suburb of St. Louis, which is expected to open during first quarter 1997, subject to receipt of all regulatory approvals. The facility will include four riverboat casinos, two of which will be owned and operated by Harrah's, and jointly-owned shoreside facilities, including a 291-room Harrah's-managed hotel and an entertainment mall. Harrah's investment in the Maryland Heights development project is expected to total $175 million, of which approximately $86 million had been invested at June 30, 1996, including approximately $58 million in contributions to the joint venture.

    On April 8, 1996, Harrah's opened its Tunica Mardi Gras casino entertainment facility, the Company's second casino facility in Tunica, Mississippi, featuring 1,189 slot machines and 64 table games within 50,000 square feet of casino space. In June 1996, the Company opened a 200-room hotel which is adjacent to the casino. Harrah's continues to operate its original Harrah's Tunica property, which is operated in conjunction with Harrah's Mardi Gras using certain common management elements.

    On May 15, 1996, Harrah's opened a second riverboat casino at its North Kansas City property, which added approximately 30,000 square feet of gaming space and 80% more gaming positions. The $78 million expansion project also includes the addition of a 1,060-car parking garage, which opened in March 1996, a 200-room hotel, scheduled for completion in late 1996, and other shoreside improvements. At June 30, 1996, approximately $40 million had been incurred on the project.

    Harrah's recently announced plans to spend approximately
$95 million on expansion projects in Shreveport and Joliet. In Shreveport, Harrah's has proposed a $50 million expansion to include a 400-room hotel as well as additional parking and restaurant and meeting facilities. Planning and design work for this project is underway and, subject to reaching agreement with the City of Shreveport, construction is expected to begin in late 1996 assuming a successful November election on riverboat casinos in that market. In Joliet, Harrah's expects to spend $45 million, subject to regulatory approval, to add a 300-room hotel, new restaurants and meeting facilities. Planning for this project is nearing completion and completion of construction is targeted for fourth quarter 1997.

Indian Lands
- ------------

    Harrah's has received approval from the National Indian Gaming Commission (NIGC) of development and management agreements with the Eastern Band of Cherokees for a casino development at Cherokee, North Carolina.
The groundbreaking for the $82 million facility took place on July 30, 1996, and the facility is expected to open during third quarter 1997. Though Harrah's does not expect to fund this development, it has committed to guarantee the related bank financing, which is expected to close during third quarter 1996.

    Harrah's is awaiting NIGC approval of development and management agreements with the Prairie Band of Potawatomi Indians for a development near Topeka, Kansas. The Prairie Band's current plans call for the renovation of its current bingo hall as a temporary casino in fourth quarter 1996. Harrah's has committed to loan the tribe $1 million for this purpose. Current plans also call for the construction of a $37 million permanent casino. This facility, which is expected to be completed by third quarter 1997, assuming NIGC approval is timely received, will be managed by a Harrah's subsidiary and financed by loans which Harrah's will guarantee.

    Harrah's has also signed definitive development and management agreements with the Pokagon Band of Potawatomi Indians for future casino developments in Michigan and Indiana and has previously announced agreements with other Indian tribes. These proposed developments are in various stages of negotiation and are subject to certain conditions, including approval from appropriate government agencies. The Michigan legislature recently declined to concur with the Governor's execution of the compact for a Michigan casino development by the Pokagon Band, but efforts to gain alternative approvals continue. Upon the receipt of necessary approvals, Harrah's would likely guarantee the related bank financing for the projects, which could be significant.

    For all existing guarantees of Indian debt, Harrah's has obtained a first lien on the personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, the value of such property would satisfy Harrah's obligations in the event these guarantees were enforced. Additionally, Harrah's has received limited waivers from the Indian tribes of their sovereign immunity to allow Harrah's to pursue its rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken.

International
- -------------

    Construction continues on certain nongaming amenities at Harrah's Sky City, the Company's first casino facility outside the United States, which opened in February 1996 in Auckland, New Zealand. The facility, containing 45,000 square feet of casino space, 1,048 slot machines and 97 table games, is owned by a corporation in which Harrah's owns a 12.5% equity interest, and is managed by Harrah's for a fee. During second quarter 1996, a 344-room Harrah's hotel was completed, and construction continues on a 700-seat theater, expected to open in third quarter 1996, and a 1,066-foot sky tower, expected to open by mid-year 1997.

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

    A number of these projects, if they go forward, will most likely require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. Cash needed to finance projects currently under development as well as additional projects being pursued by Harrah's will be made available from operating cash flows, the Bank Facility (see Debt and Liquidity section), Harrah's existing shelf registration (see Debt and Liquidity section), joint venture partners, specific project financing, guarantees by Harrah's of third party debt and, if necessary, additional Harrah's debt and/or equity offerings. Harrah's capital spending for the six months ended June 30, 1996 totalled approximately $185 million. Estimated total 1996 capital expenditures are $425 million to $475 million, including the projects discussed in this Capital Spending and Development section, refurbishment of existing facilities and other projects.


DEBT AND LIQUIDITY
- ------------------

    Harrah's bank credit facility consists of a $600 million reducing revolving and letter of credit facility maturing in 2000 and a separate $150 million revolving credit facility which is renewable annually, at the lenders' option, through 2000 (collectively, the Facility). Scheduled reductions of the borrowing capacity under the $600 million facility are as follows: $50 million, July 1998; $75 million, January 1999;
$75 million, July 1999; $100 million, January 2000; and
$300 million, July 2000. As of June 30, 1996, $404.0 million in borrowings were outstanding under the Facility, with an additional $26.5 million committed to back letters of credit, resulting in $319.5 million of available Facility capacity as of June 30, 1996.

    Prior to the PHC Spin-off, Harrah's corporate debt was not specifically related to either its casino entertainment or hotel segment. However, corporate debt service requirements were met using cash flows provided by both segments. Therefore, for all periods prior to the PHC Spin-off, a portion of the Company's interest expense was allocated to discontinued hotel operations based on the percentage of Harrah's existing corporate debt which was expected to be retired using proceeds from the new PHC bank facility. Interest expense of $5.5 million and $10.5 million for the second quarter and six months ended June 30, 1995, was allocated to discontinued hotel operations.

Interest Rate Agreements
- ------------------------

    To manage the relative mix of its debt between fixed and variable rate instruments, Harrah's enters into interest rate swap agreements to modify the interest characteristics of its outstanding debt without an exchange of the underlying principal amount. As of June 30, 1996, Harrah's was a party to the following interest rate swap agreements on certain fixed rate debt:

                          Effective      Next Semi-
                   Swap     Rate at    Annual Rate
Associated         Rate     June 30,    Adjustment
Debt            (LIBOR+)       1996           Date    Swap Maturity
- --------------   ------   ---------    -----------    -------------
10 7/8% Notes
  $200 million     4.73%     10.45%     October 15     October 1997
8 3/4% Notes
  $50 million      3.42%      9.14%    November 15     May 1998
  $50 million      3.22%      8.72%        July 15     July 1998



In accordance with the terms of the interest rate swap agreements, the effective interest rate on $50 million of the 8 3/4% Notes was adjusted on July 15, 1996, to 9.25%.

    Harrah's maintains seven additional interest rate swap agreements which effectively convert variable rate debt to a fixed rate. The following table summarizes the terms of these swap agreements, all of which reset on a quarterly basis, as of June 30, 1996:

                                  Swap Rate
                                  Received
                  Swap Rate      (Variable) at      Swap
Notional Amount   Paid (Fixed)    June 30, 1996     Maturity
- ---------------   -----------     -------------     ------------
  $50 million       7.910%         5.481%           January 1998
  $50 million       6.985%         5.563%           March 2000
  $50 million       6.951%         5.563%           March 2000
  $50 million       6.945%         5.563%           March 2000
  $50 million       6.651%         5.500%           May 2000
  $50 million       5.788%         5.535%           June 2000
  $50 million       5.785%         5.535%           June 2000


    The differences to be paid or received by Harrah's under the terms of its interest rate swap agreements are accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received by Harrah's pursuant to the terms of its interest rate agreements will have a corresponding effect on its future cash flows. These agreements contain a credit risk that the counterparties may be unable to meet the terms of the agreements. Harrah's minimizes that risk by evaluating the creditworthiness of its counterparties, which are limited to major banks and financial institutions, and does not anticipate nonperformance by the counterparties.

    As part of a transaction whereby Harrah's effectively secured an option to a site for a potential casino, Harrah's has guaranteed a third party's $24.7 million variable rate bank loan. Harrah's also entered into an interest rate swap agreement in which Harrah's receives a fixed interest rate of 7% from the third party and pays the variable interest rate of the subject debt (LIBOR plus 1% at June 30, 1996) to the bank. The interest rate swap is marked to market by Harrah's, with the adjustment recorded in interest expense. The market value of the swap was a positive $0.1 million at June 30, 1996. Harrah's swap agreement expires December 1, 1996, and is also subject to earlier termination upon the occurrence of certain events. The underlying guaranty contains an element of risk that the borrower may be unable to retire the loan when it matures in December 1996. If that occurs, the Company could become responsible for repayment of at least a portion of the obligation. Harrah's has reduced this exposure by obtaining a security interest in certain assets of the third party.

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

INCOME TAX MATTERS
- ------------------

    In connection with the PHC Spin-off, Harrah's entered into a tax sharing agreement with PHC wherein each company is obligated for those taxes associated with their respective businesses. Additionally, Harrah's is obligated for all taxes of Promus for periods prior to the PHC Spin-off date which are not specifically related to PHC operations and/or PHC hotel locations. Harrah's obligations under this agreement are not expected to have a material adverse effect on its consolidated financial position or results of operations.

EFFECTS OF CURRENT ECONOMIC AND POLITICAL CONDITIONS
- ----------------------------------------------------

    The casino entertainment industry has experienced widespread expansion in new jurisdictions over the past several years as governments seeking additional tax revenues and employment have legalized casino gaming. Growth in the casino industry has also been furthered by the Indian Gaming Regulatory Act of 1988. Although a number of states are considering legislation in additional jurisdictions, the rapid growth which existed during the early 1990's has slowed and future new market potential is difficult to predict.

    Of those new markets which have opened to the gaming industry, certain jurisdictions have restricted market entry, which limits capacity and competition within those markets. Other jurisdictions have no limits on market entry, other than restrictions on locations, which can impact operating performance and cash flows. One such market is Tunica, Mississippi, where Harrah's currently operates two casino entertainment facilities. In Tunica, a major new development opened in June 1996 and the ultimate impact that this market entrant will have on Harrah's properties remains uncertain at this time. In Indiana, several new riverboat casinos opened in June and the extent of their impact on operations at Harrah's Joliet is also unknown at this time. In other riverboat markets, new projects have also been proposed which could, if completed, increase the levels of competition in those markets.

    In addition to growth in new markets, significant development has occurred in recent years in the traditional gaming markets of Nevada and New Jersey, resulting in increased competition in these markets. Several large properties have opened in Las Vegas in recent years, other large projects are both planned and under development and several existing properties, including Harrah's Las Vegas, have begun significant expansion projects. In July 1995, a major new casino property opened in Reno, Nevada, representing the first major entry to that market in years. New developments and expansions, including the major expansion plans discussed above at Harrah's Atlantic City, are also either planned or underway in Atlantic City, New Jersey. Over the last several years, the Laughlin, Nevada market has been impacted by increasing competition from markets in and around Las Vegas and by neighboring Indian properties. Though the traditional casino markets saw little overall impact from the recent spread of gaming to new riverboat markets, competition within traditional markets has become more intense in recent months. As opportunities in new markets have become more limited, casino operators, including Harrah's, are investing significant amounts in traditional markets in efforts to gain market share. As a result, increased competition could follow and have a negative effect on the operations and cash flows of all properties, including Harrah's, operating in these markets.

    The casino industry's market focus has also undergone a transformation over the past several years as a result of the spread of gaming. Whereas traditional markets were limited, drawing primarily long-distance travelers, the newer casino properties are geographically dispersed, resulting in casino entertainment being within a reasonable driving distance for many Americans. Harrah's has participated in this industry transformation, developing casinos in many new markets. As a result, Harrah's is an extremely diverse gaming company, both geographically and categorically, with properties in nine states and New Zealand as of June 30, 1996, representing a mix of traditional land-based, riverboat, Indian and limited stakes facilities.

    Harrah's is not able to determine the long-term impact, whether favorable or unfavorable, that these events will have on its current or future markets. However, management believes that the diversity of its operations, its multi-market customer base and its continuing efforts to establish Harrah's as a premier brand name have well-positioned Harrah's to face the challenges present within the industry.

    In early 1996, the U.S. Supreme Court ruled in the Seminole Tribe of Florida vs. Florida et al., that an Indian tribe cannot sue a state in federal court if that state, in the opinion of the tribe, fails to negotiate a compact in good faith. While this ruling does not affect Harrah's management of those casinos located on Indian lands already in operation or those in development where compacts with states have already been issued, there is substantial uncertainty as to the impact of the decision on the timing and nature of future Class III gaming compacts.

    In April 1996, the Louisiana State Legislature approved a local option bill which purports to give voters in each Parish the right to decide during the November 1996 general elections what forms of gaming they want to continue in their Parish. Under the legislation, existing riverboat licensees in Parishes which do not approve continuing that form of gaming under the local option measure can continue their operations until the existing licenses expire. At that point, subject to required regulatory approvals and possibly another election in the Parish if the voters approve another piece of legislation in September, licensees potentially could move their operations to a Parish which does allow that form of gaming under the local option measure. As discussed above, there purports to be no similar provision in the legislation for the continuance of any operations of the New Orleans land-based casino. It is not possible at this time to determine the ultimate impact of this legislation on Harrah's Jazz's efforts to develop a successful plan of reorganization or on the Harrah's Shreveport riverboat casino operations.

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

INTERCOMPANY DIVIDEND RESTRICTION
- ---------------------------------

    Agreements governing the terms of its debt require Harrah's to abide by covenants which, among other things, limit HOC's ability to pay dividends and make other restricted payments, as defined, to Harrah's. The amount of HOC's restricted net assets, as defined, computed in accordance with the most restrictive of these covenants regarding restricted payments, was approximately $687.8 million at June 30, 1996. Harrah's principal asset is the stock of HOC, a wholly-owned subsidiary. HOC holds, directly and through subsidiaries, the principal assets of Harrah's businesses. Given this ownership structure, these restrictions should not impair Harrah's ability to conduct its business through its subsidiaries or to pursue its development plans.

PRIVATE SECURITIES LITIGATION REFORM ACT
- ----------------------------------------

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking, such as statements relating to plans for future expansion and other business development activities as well as other capital spending, financing sources, and the effects of regulation (including gaming and tax regulation) and competition. Such forward looking statements involve important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, actual results may differ materially from those expressed in any forward looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those related to construction and development activities, economic conditions, changes in tax laws, changes in laws or regulations affecting gaming and factors related to applications for gaming licenses, changes in competition, and factors affecting leverage and debt service including sensitivity to fluctuation in interest rates, and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. Any forward looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

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

Corp.; Goldie Rosenbloom v. Harrah's Entertainment Corp., Michael D. Rose, Philip G. Satre and Ron Lenczycki; Barry Ross v. Harrah's New Orleans Investment Company, Philip G. Satre, Colin V. Reed, Lawrence L. Fowler, Michael N. Regan, Cezar M. Froelich, Ulric Haynes, Jr., Wendell Gauthier,
T. George Solomon, Jr., Duplain W. Rhodes, III, Harrah's Entertainment, Inc., Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Brothers Inc., and BT Securities Corp.; Louis Silverman v. Harrah's Entertainment, Inc., Harrah's New Orleans Investment Company, Grand Palais Casino, Inc., Philip G. Satre, Colin V. Reed, Michael N. Regan, Christopher B. Hemmeter, and Donaldson, Lufkin & Jenrette Securities Corporation; Florence Kessler
v. Philip G. Satre, Colin V. Reed, Charles A. Ledsinger, Jr., Michael N. Regan, Lawrence L. Fowler, Christopher B. Hemmeter, Cezar M. Froelich, Ulric Haynes, Jr., Wendell H. Gauthier, T. George Solomon, Jr., Duplain W. Rhodes, III, Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Brothers Inc., and BT Securities Corporation; Warren Zeiller and Judith M.R. Zeiller v. Harrah's Entertainment Corp., Michael D. Rose, Philip G. Satre, and Ron Lenczycki; and Charles Zwerving and Helene Zwerving v. Harrah's Entertainment Corp., Philip G. Satre, Colin V. Reed, Christopher
B. Hemmeter, and Donaldson, Lufkin & Jenrette Securities Corporation. Per Court Order of January 26, 1996, the above plaintiffs filed a consolidated complaint in the action numbered 95-3925 In Re Harrah's Entertainment, Inc. Securities Litigation. The consolidated complaint alleges that various misstatements and omissions were made in connection with the sale of Harrah's Jazz Company 14.25% First Mortgage Notes and thereafter, and seeks unspecified damages, as well as costs of legal proceedings. A motion to dismiss has been filed by defendants, discovery has commenced, and plaintiffs have sought class certification. No rulings have been made on any of the parties' motions. The Company and the other defendants intend to vigorously defend the suits.

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

     Russell M. Swody, et al. v. Harrah's New Orleans Management Company and Harrah's Entertainment, Inc., Civil No. 95-4118, was filed against the Company on December 13, 1995 in the United States District Court for the Eastern District of Louisiana, and subsequently amended. Swody is a class action lawsuit under the Worker Adjustment and Retraining Notification Act ("WARN Act") and seeks damages for alleged failure to timely notify workers terminated by Harrah's New Orleans Management Company at the time of the HJC bankruptcy. Plaintiffs seek unspecified damages, as well as costs of legal proceedings, for themselves and all members of the class. An answer has been filed denying all of plaintiffs' allegations. A class has been certified and the Company and the other defendant intend to vigorously defend the action.

     Swody was consolidated with Susan N. Poirier, Darlene A. Moss, et al.
v. Harrah's Entertainment, Inc., Harrah's New Orleans Management Company, and Harrah's Operating Company, Civil No. 96-0215, which was filed in the United States District Court for the Eastern District of Louisiana on January 17, 1996, and subsequently amended. Poirier seeks not only damages under the WARN Act, but also under the Employee Retirement Income Security Act ("ERISA") for the alleged wrongful failure to provide severance to those terminated. Similar complaints and proofs of claims were filed by Ms. Poirier in the Bankruptcy Court for the Eastern District of Louisiana in the HJC, HNOIC and Harrah's Jazz Finance Corp. bankruptcy cases, Adversary Nos. 96-1015, 96-1014, and 96-1013. The similar complaints were subsequently dismissed.

     On December 29, 1995 in the Civil District Court for The Parish of Orleans, the City of New Orleans filed suit against the Company and others in City of New Orleans and Rivergate Development Corporation v. Harrah's Entertainment, Inc. (f/k/a The Promus Companies, Inc.), Grand Palais Casino, Inc., Embassy Suites, Inc., First National Bank of Commerce and Ronald A. Lenczycki, Civil No. 95-19285. This suit seeks to require the Company, among others, to complete construction of the permanent casino being developed by HJC under theories of breach of completion guarantee contract, breach of implied duty of good faith, detrimental reliance, misrepresentation, and false advertising. Plaintiff seeks unspecified damages, as well as costs of legal proceedings. Defendants have removed the suit to the United States District Court for the Eastern District of Louisiana and it was then transferred to the Bankruptcy Court handling the HJC bankruptcy. A motion for withdrawal of the Bankruptcy Court reference and for remand has been filed by the City. No ruling on these motions has yet been made. The Company and the other defendants have filed an answer denying all of plaintiffs' allegations and intend to vigorously defend the action.

     Louisiana Economic Development and Gaming Corporation v. Harrah's Entertainment, Inc. and Harrah's Operating Company, Inc., Civil No. 424328, was filed on January 23, 1996 in the Nineteenth Judicial Court of the State of Louisiana, Parish of East Baton Rouge. On February 21, 1996, the Company and the other defendants removed the case to the Federal District Court for the Middle District of Louisiana and asked that it be transferred to the Bankruptcy Court handling the HJC bankruptcy. That motion was granted and the case has been transferred to the Bankruptcy Court. In this suit LEDGC seeks to require the Company and Harrah's Operating Company to complete construction of the permanent casino being developed by HJC under theories of breach of completion guarantee contract, breach of implied duty of good faith, detrimental reliance, misrepresentation and, in the alternative, seeks damages. The Company has filed an answer and counterclaim against LEDGC. LEDGC has moved to have that counterclaim dismissed and/or for summary judgment. No ruling has yet been made by the court. The defendants intend to vigorously defend the action and prosecute their counterclaim.

        Item 4. Submission of Matters To a Vote of Security Holders
               ----------------------------------------------------

     The Company held its annual stockholders meeting on April 26, 1996. The following matters were voted upon at the meeting:

1.  Election of Class I Directors
    -----------------------------
                                                     Votes Cast
                                         -------------------------------
                                                        Against or
      Name of Director Elected               For         Withheld
     ------------------------               ---         --------
        James L. Barksdale               88,856,924     3,747,424
        Susan Clark-Johnson              91,956,135       648,213
        James B. Farley                  91,959,035       645,313
        Walter J. Salmon                 91,957,678       646,670

     Name of Each Other Director Whose Term of
     Office as Director Continued After the Meeting
     ----------------------------------------------
        Joe M. Henson
        Ralph Horn
        Michael D. Rose
        Philip G. Satre
        Boake A. Sells
        Eddie N. Williams
        Shirley Young

2.  Ratification of Arthur Andersen                   Against or
    & Co. as the Company's independent       For       Withheld  Abstentions
    public accountants for the 1996          ---       --------   ---------
    calendar year.                       92,400,065    110,142      94,141
    ---------------------------------

There were no broker nonvotes with regard to the matters voted upon at the meeting.

                 Item 6.  Exhibits and Reports on Form 8-K
         ----------------------------------------------------------


(a)  Exhibits

     *EX-4.1 Rights Agreement, dated as of October 5, 1996, between Harrah's Entertainment, Inc. and The Bank of New York, which includes the form of Certificate of Designations of Series A Special Stock of Harrah's Entertainment, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Special Shares as Exhibit C.

    **EX-10.1  Consent dated April 17, 1996 to the Credit Agreement, dated as of June 9, 1995, among Harrah's Entertainment, Inc. Harrah's Operating Company, Inc., Marina Associates, various banks, Bankers Trust Company, The Bank of New York, CIBC, Inc., Credit Lyonnais, Atlanta Agency, First Interstate Bank of Nevada, N.A., The Long-Term Credit Bank of Japan, Limited, New York Branch, NationsBank of Georgia, N.A., Societe Generale and The Sumitomo Bank, Limited, New York Branch, as Agents, and Bankers Trust Company, as Administrative Agent.

    **EX-11    Computation of per share earnings.

    **EX-27    Financial Data Schedule

 * Incorporated by reference from the Company's Current Report on Form 8-K filed August 9, 1996, File No. 1-10410.
** Filed herewith

(b) No reports on Form 8-K were filed during the quarter ended June 30, 1996. A report on Form 8-K was filed on August 9, 1996, reporting the declaration of a dividend of one special stock purchase right (the "Rights") on each outstanding share of the Company's common stock, payable to stockholders of record on October 5, 1996.

                                 Signature
                                 ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              HARRAH'S ENTERTAINMENT, INC.



August 13, 1996               BY:  MICHAEL N. REGAN
                              ------------------------------
                              Michael N. Regan
                              Vice President and Controller
                              (Chief Accounting Officer)

                               Exhibit Index
                               -------------


Exhibit No.              Description                      Sequential Page
- -----------              ------------                 ------------------

EX-4.1         Rights Agreement, dated as of                      *
               October 5, 1996, between Harrah's
               Entertainment, Inc. and The Bank of
               New York, which includes the form of
               Certificate of Designations of Series
               A Special Stock of Harrah's Entertainment,
               Inc. as Exhibit A, the form of Right
               Certificate as Exhibit B and the
               Summary of Rights to Purchase Special
               Shares as Exhibit C.

 EX-10.1       Consent dated April 17, 1996                      42
               to the Credit Agreement, dated
               as of June 9, 1995, among Harrah's
               Entertainment, Inc. Harrah's
               Operating Company, Inc.,
               Marina Associates, various banks,
               Bankers Trust Company, The
               Bank of New York, CIBC, Inc.,
               Credit Lyonnais, Atlanta Agency,
               First Interstate Bank of Nevada,
               N.A., The Long-Term Credit Bank of
               Japan, Limited, New York Branch,
               NationsBank of Georgia, N.A.,
               Societe Generale and The Sumitomo
               Bank, Limited, New York Branch, as
               Agents, and Bankers Trust Company,
               as Administrative Agent.

 EX-11         Computation of per share earnings.                49

 EX-27         Financial Data Schedule.



* Incorporated by reference from the Company's Current Report on Form 8-K filed August 9, 1996, File No. 1-10410.