Form 10-Q
period 1996-09-30
HARRAHS ENTERTAINMENT INC
filed 1996-11-12
CIK 858339

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
      ENDED SEPTEMBER 30, 1996

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

         At September 30, 1996, there were outstanding 102,901,074 shares of the Company's Common Stock.






                                  Page 1 of 49
                              Exhibit Index Page 43

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

                          HARRAH'S ENTERTAINMENT, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

(In thousands, except share amounts)
                                                     September 30, December 31,
                                                             1996         1995
                                                     ------------  -----------
ASSETS
Current assets
  Cash and cash equivalents                            $   85,954   $   96,345
  Receivables, including notes receivable of
    $5,873 and $1,390, less allowance for
    doubtful accounts of $14,098 and $10,910               47,087       37,751
  Deferred income tax benefits                             29,073       21,425
  Prepayments and other                                    11,121       21,275
  Supplies                                                 22,458       12,040
                                                       ----------   ----------
      Total current assets                                195,693      188,836
                                                       ----------   ----------
Land, buildings, riverboats and equipment               1,918,291    1,723,714
Less: accumulated depreciation                           (569,566)    (518,824)
                                                       ----------   ----------
                                                        1,348,725    1,204,890
Investments in and advances to nonconsolidated
  affiliates                                              210,848       71,939
Deferred income tax benefits                                    -        4,532
Deferred costs and other                                  164,222      166,537
                                                       ----------   ----------
                                                       $1,919,488   $1,636,734
                                                       ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                     $   32,230   $   46,178
  Construction payables                                    10,295        4,718
  Accrued expenses                                        172,999      148,632
  Current portion of long-term debt                         1,835        2,038
                                                       ----------   ----------
      Total current liabilities                           217,359      201,566

Long-term debt                                            802,360      753,705
Deferred credits and other                                 83,761       72,006
Deferred income taxes                                      44,052            -
                                                       ----------   ----------
                                                        1,147,532    1,027,277
                                                       ----------   ----------
Minority interests                                         22,227       23,908
                                                       ----------   ----------
Commitments and contingencies (Notes 6, 7 and 8)

Stockholders' equity
  Common stock, $0.10 par value, authorized
    360,000,000 shares, outstanding 102,901,074
    and 102,673,828 shares (net of 9,411 and 19,026
    shares held in treasury)                               10,290       10,267
  Capital surplus                                         369,231      362,783
  Unrealized gains on marketable equity securities         63,698       10,552
  Retained earnings                                       308,575      204,838
  Deferred compensation related to restricted stock        (2,065)      (2,891)
                                                       ----------   ----------
                                                          749,729      585,549
                                                       ----------   ----------
                                                       $1,919,488   $1,636,734
                                                       ==========   ==========

See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

(In thousands, except per share amounts)
                                        Third Quarter Ended          Nine Months Ended
                                      Sept. 30,    Sept. 30,     Sept. 30,    Sept. 30,
                                          1996         1995          1996         1995
                                      --------     --------    ----------   ----------
Revenues
  Casino                              $358,331     $363,394    $1,015,008   $  990,365
  Food and beverage                     52,609       51,146       143,444      138,422
  Rooms                                 32,778       31,252        89,076       83,758
  Management fees                        3,937        4,413        12,047       11,224
  Other                                 20,658       19,130        58,685       65,341
  Less: casino promotional
    allowances                         (39,112)     (43,511)     (104,737)    (117,468)
                                      --------     --------    ----------   ----------
      Total revenues                   429,201      425,824     1,213,523    1,171,642
                                      --------     --------    ----------   ----------
Operating expenses
  Direct
    Casino                             176,837      163,916       504,938      459,032
    Food and beverage                   26,206       27,951        71,819       70,697
    Rooms                                9,367        8,474        26,770       24,644
  Depreciation of buildings,
    riverboats and equipment            23,366       19,669        67,009       57,686
  Development costs                      3,172        3,206         8,611       11,863
  Preopening costs                          68            -         5,084            -
  Other                                 89,944       91,982       263,446      266,732
                                      --------     --------    ----------   ----------
      Total operating expenses         328,960      315,198       947,677      890,654
                                      --------     --------    ----------   ----------
Operating profit before corporate
  expense and project
  reorganization costs                 100,241      110,626       265,846      280,988
Corporate expense                       (7,661)      (6,855)      (23,374)     (21,036)
Project reorganization costs            (2,690)           -       (11,190)           -
                                      --------     --------    ----------   ----------
Operating income                        89,890      103,771       231,282      259,952
Interest expense, net of interest
  capitalized                          (18,173)     (19,128)      (51,768)     (56,123)
Interest expense, net, from
  nonconsolidated affiliates                 -       (7,345)            -      (15,979)
Other income, including interest
  income                                   962       12,507         2,322       15,353
                                      --------     --------    ----------   ----------
Income before income taxes and
  minority interests                    72,679       89,805       181,836      203,203
Provision for income taxes             (28,829)     (34,924)      (70,612)     (78,520)
Minority interests                      (1,500)      (3,571)       (7,487)      (9,326)
                                      --------     --------    ----------   ----------
Income from continuing operations       42,350       51,310       103,737      115,357
Discontinued operations (Note 2)
  Earnings from hotel operations,
    net of tax provision of $15,434          -            -             -       21,230
  Spin-off transaction expenses,
    net of tax benefit of $5,134             -            -             -      (21,194)
                                      --------     --------    ----------   ----------
Net income                            $ 42,350     $ 51,310    $  103,737   $  115,393
                                      ========     ========    ==========   ==========
Earnings (loss) per share
  Continuing operations               $   0.41     $   0.50    $     1.00   $     1.12
  Discontinued operations
    Earnings from hotel operations,
      net                                    -            -             -         0.21
    Spin-off transaction expenses,
      net                                    -            -             -        (0.21)
                                      --------     --------    ----------   ----------
Earnings per share                    $   0.41     $   0.50    $     1.00   $     1.12
                                      ========     ========    ==========   ==========
Average common shares outstanding      103,324      103,347       103,450      103,209
                                      ========     ========    ==========   ==========

See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

      (In thousands)
                                                          Nine Months Ended
                                                       Sept. 30,   Sept. 30,
                                                           1996        1995
                                                      ---------   ---------
      Cash flows from operating activities
        Net income                                    $ 103,737   $ 115,393
        Adjustments to reconcile net income
          to cash flows from operating activities
          Discontinued operations
            Earnings from hotel operations                    -     (21,230)
            Spin-off transaction expenses, before
              income taxes                                    -      26,328
          Depreciation and amortization                  76,620      68,127
          Other noncash items                            22,874      17,262
          Minority interests share of net income          7,487       9,326
          Equity in losses (income)
            of nonconsolidated affiliates                  (638)     39,547
          Net gains from asset sales                          -     (13,355)
          Net change in long-term accounts                1,539      32,197
          Net change in working capital accounts         (2,172)     (3,317)
          Net change in accrued litigation
            settlement and related costs                      -     (42,228)
          Tax indemnification payments to Bass                -     (28,000)
                                                      ---------   ---------
            Cash flows provided by operating
              activities                                209,447     200,050
                                                      ---------   ---------
      Cash flows from investing activities
        Land, buildings, riverboats and equipment
          additions                                    (211,760)   (132,817)
        Increase (decrease) in construction
          payables                                        5,577      (7,409)
        Proceeds from sale of equity investments              -      19,910
        Proceeds from asset sales                         1,159       9,747
        Investments in and advances to
          nonconsolidated affiliates                    (46,655)    (25,544)
        Other                                            (3,320)       (700)
                                                      ---------   ---------
            Cash flows used in investing
              activities                               (254,999)   (136,813)
                                                      ---------   ---------
      Cash flows from financing activities
        Net borrowings (repayments) under Revolving
          Credit Facility                                46,500      (9,338)
        Debt retirements                                 (2,171)    (19,333)
        Minority interests distributions, net of
          contributions                                  (9,168)     (6,587)
        Other                                                 -        (543)
                                                      ---------   ---------
            Cash flows provided by (used in)
              financing activities                       35,161     (35,801)
                                                      ---------   ---------
      Cash flows from discontinued hotel operations
        Net transfers to discontinued hotel
          operations                                          -     (14,840)
        Payment of spin-off transaction expenses              -     (24,743)
                                                      ---------   ---------
            Cash flows used in discontinued
              operations                                      -     (39,583)
                                                      ---------   ---------
      Net decrease in cash and cash equivalents         (10,391)    (12,147)
      Cash and cash equivalents, beginning of period     96,345      84,968
                                                      ---------   ---------
      Cash and cash equivalents, end of period        $  85,954   $  72,821
                                                      =========   =========

See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


Note 1 - Basis of Presentation and Organization
-----------------------------------------------

     Harrah's Entertainment, Inc. (Harrah's or the Company and including its subsidiaries where the context requires), a Delaware corporation, is one of America's leading casino companies and currently operates casino entertainment facilities in nine states and New Zealand. Harrah's casino entertainment facilities include casino hotels in all five major Nevada and New Jersey gaming markets: Reno, Lake Tahoe, Las Vegas and Laughlin, Nevada; and Atlantic City, New Jersey. Harrah's riverboat casinos are in Joliet, Illinois; Shreveport, Louisiana; Tunica and Vicksburg, Mississippi; and North Kansas City, Missouri. In addition, Harrah's owns minority ownership interests in and manages a casino in Auckland, New Zealand and two limited stakes casinos in Colorado. Harrah's also manages casinos on Indian lands near Phoenix, Arizona and Seattle, Washington.

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

     Certain amounts for the prior year third quarter and nine months ended September 30, 1995, have been reclassified to conform with the presentation for the third quarter and nine months ended September 30, 1996.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


Note 2 - Stockholder's Equity
-----------------------------
     In addition to its common stock, Harrah's has the following classes of stock authorized but unissued:

      Preferred stock, $100 par value,  150,000 shares authorized
      Special stock, 2,000,000 shares authorized -
        Series A, $1.125 par value
      Special stock, 5,000,000 shares authorized -
        Series B, $1.125 par value

     In July 1996, Harrah's Board of Directors adopted a shareholder rights plan which replaces an existing rights plan that expired on October 5, 1996. The new plan provided for a dividend distribution of one special stock purchase right (a "Right") for each outstanding share of common stock, distributed to stockholders of record on October 5, 1996. The Rights will be exercisable only if a person or group acquires 15% or more of the Company's common stock or announces a tender offer for 15% or more of the common stock. Each Right will entitle stockholders to buy one two-hundredth of a share of newly created Series A Special Stock of the Company at an initial exercise price of $130 per Right. If a person acquires 15% or more of the Company's outstanding common stock, each Right will entitle its holder to purchase common stock of the Company having a market value at that time of twice the Right's exercise price. Under certain conditions, each Right will entitle its holder to purchase stock of an acquiring company at a discount. Rights held by the 15% holder will become void. The Rights will expire on October 5, 2006, unless earlier redeemed by the Board at one cent per Right.

     In October 1996, Harrah's Board of Directors approved a plan which authorizes the purchase of up to 10% of the shares of Harrah's outstanding common stock. The shares, which may be purchased prior to December 31, 1997, would be held in treasury.


Note 3 - Long-Term Debt - Interest Rate Agreements
--------------------------------------------------
     To manage the relative mix of its debt between fixed and variable rate instruments, Harrah's enters into interest rate swap agreements to modify the interest characteristics of its outstanding debt without an exchange of the underlying principal amount. At September 30, 1996, Harrah's was a party to the following interest rate swap agreements pursuant to which it pays a variable interest rate in exchange for receiving a fixed

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


Note 3 - Long-Term Debt - Interest Rate Agreements (Continued)
-------------------------------------------------------------

interest rate. The average variable rate paid by Harrah's was 5.7% at September 30, 1996, and the average fixed interest rate received was 5.9%. The impact of these interest rate swap agreements on the effective interest rates of the associated debt was as follows:


                               Effective     Next Semi-
                    Swap       Rate at       Annual Rate
Associated          Rate       Sept. 30,     Adjustment
Debt               (LIBOR+)    1996          Date           Swap Maturity
--------------      ------     ---------     -----------    -------------

10 7/8% Notes
  $200 million      4.73%      10.45%        October 15     October 1997
8 3/4% Notes
  $50 million       3.42%       9.14%        November 15    May 1998
  $50 million       3.22%       9.25%        January 15     July 1998

     In accordance with the terms of the interest rate swap agreements, the effective interest rate on the $200 million 10 7/8% notes was adjusted on October 15, 1996 to 10.46%.

     Harrah's has seven interest rate swap agreements to effectively convert a total of $350 million in variable rate debt to a fixed rate. The fixed rates to be paid by Harrah's and variable rates to be received by Harrah's are summarized in the following table:
                                       Swap Rate
                     Swap Rate         Received
                     Paid              (Variable) at           Swap
Notional Amount      (Fixed)           Sept.30, 1996           Maturity
---------------      ---------         -------------           ------------
$50 million          7.910%            5.625%                  January 1998
$50 million          6.985%            5.625%                  March 2000
$50 million          6.951%            5.625%                  March 2000
$50 million          6.945%            5.625%                  March 2000
$50 million          6.651%            5.539%                  May 2000
$50 million          5.788%            5.637%                  June 2000
$50 million          5.785%            5.637%                  June 2000

     The differences to be paid or received under the terms of the interest rate swap agreements are accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received by Harrah's pursuant to the terms of its interest rate agreements will have a corresponding effect on its

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


Note 3 - Long-Term Debt - Interest Rate Agreements (Continued)
-------------------------------------------------------------

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


Note 4 - Supplemental Disclosure of Cash Paid for Interest and
--------------------------------------------------------------
Taxes
-----

     The following table reconciles Harrah's interest expense, net of interest capitalized, per the Consolidated Condensed Statements of Income, to cash paid for interest:

                                                 Nine Months Ended
                                              Sept. 30,   Sept. 30,
                                                  1996        1995
 (In thousands)                               --------    --------
  Interest expense, net of amount
    capitalized                                $51,768     $56,123
  Adjustments to reconcile to cash paid
    for interest:
      Net change in interest accruals           (8,270)     11,832
      Amortization of deferred finance
        charges                                 (2,361)     (2,839)
      Amortization of discounts                    (16)        (46)
                                               -------     -------
  Cash paid for interest, net of amount
    capitalized                                $41,121     $65,070
                                               =======     =======
  Cash payments for income taxes, net of
    refunds                                    $32,829     $63,557
                                               =======     =======



Note 5 - Discontinued Operations
--------------------------------

     On June 30, 1995, Harrah's, formerly The Promus Companies Incorporated (Promus), completed a spin-off that split the Company into two independent public corporations, one for conducting its casino entertainment business and one for conducting its hotel business. Harrah's retained ownership of the casino entertainment business. The Company's hotel

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

Note 5 - Discontinued Operations (Continued)
-------------------------------------------

operations were transferred to a new entity, Promus Hotel Corporation (PHC), the stock of which was distributed to Promus' stockholders on a one-for-two basis (the PHC Spin-off). As a result of the PHC Spin-off, results of operations and cash flows of the Company's hotel business for the period prior to the PHC Spin-off are reported as discontinued operations in the Consolidated Condensed Financial Statements for the nine months ended September 30, 1995. Earnings from discontinued operations for the prior year period were as follows:

                                                        Nine Months
                                                              Ended
                                                           Sept. 30,
                                                               1995
                                                        -----------
      (In thousands)
      Revenues                                             $132,785
      Costs and expenses                                    (79,652)
                                                           --------
      Operating income                                       53,133
      Interest expense                                      (16,742)
      Other expense                                             273
                                                           --------
      Income before income taxes                             36,664
      Provision for income taxes                            (15,434)
                                                           --------
      Earnings from discontinued hotel operations          $ 21,230
                                                           ========


     In addition to the earnings of its discontinued hotel operations, Harrah's operating results for the nine months ended September 30, 1995, included a charge of $21.2 million, net of tax, for expenses of the PHC Spin-off transaction.


Note 6 - Commitments and Contingent Liabilities
-----------------------------------------------
Contractual Commitments
-----------------------

     Harrah's is pursuing additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties, guarantees by Harrah's of third party debt and development completion guarantees. As of September 30, 1996, Harrah's has guaranteed third party loans and leases of $29 million, which are secured by certain assets, has

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


Note 6 - Commitments and Contingent Liabilities (Continued)
----------------------------------------------------------

construction-related contractual commitments of $261 million and has other commitments of $5 million, excluding amounts previously recorded. Harrah's has also committed to guarantee an additional $119 million in financing for new developments, subject to the receipt of certain required regulatory approvals.

     The agreements under which Harrah's manages casinos on Indian lands contain provisions required by law which provide that a minimum monthly payment be made to the tribe which payment has priority over the retirement of development costs. In the event that insufficient cash is generated by the operations to fund this payment, Harrah's must pay the shortfall to the tribe. Such advances, if any, will be repaid to Harrah's in a future period or periods in which operations generate cash in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. As of September 30, 1996, the aggregate monthly commitment pursuant to these contracts, which extend for periods of up to 60 months from opening date, was $1.1 million, including a commitment for a project with a contract approved by the National Indian Gaming Commission that is under development but not yet open.

     As part of a transaction whereby Harrah's effectively secured an option to a site for a potential casino, Harrah's has guaranteed an additional $24.7 million third-party variable rate bank loan. Harrah's also has entered into an interest rate swap agreement, which expires December 1, 1996, in which Harrah's receives a fixed interest rate of 7% from the third party and pays the variable interest rate of the subject debt, which is currently LIBOR plus 1.0%. The interest rate swap is marked to market by Harrah's with the adjustment recorded in interest expense. This loan and the interest rate swap are expected to be extended until February 1, 1997, at which time it is currently expected they will be refinanced and Harrah's would continue its guaranty. This guaranty contains an element of risk that, should the borrower be unable to perform, the Company could become responsible for repayment of at least a portion of the obligation. Harrah's has reduced this exposure by obtaining a security interest in certain assets of the third party.

     See Note 8 for discussion of the proposed completion guarantees issued by Harrah's related to development of the New Orleans' casino.

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


Note 6 - Commitments and Contingent Liabilities (Continued)
----------------------------------------------------------
Guarantee of Insurance Contract
-------------------------------
     Harrah's has guaranteed the value of a guaranteed investment contract with an insurance company held by Harrah's defined contribution savings plan. Harrah's has also agreed to provide non-interest-bearing loans to the plan to fund, on an interim basis, withdrawals from this contract by retired or terminated employees. Harrah's maximum exposure on this guarantee as of September 30, 1996, was $6.3 million.


Self Insurance
--------------
     Harrah's is self-insured for various levels of general liability, workers' compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims.


Severance Agreements
--------------------

     At September 30, 1996, Harrah's had severance agreements with 27 of its executives, which provide for payments to the executives in the event of their termination after a change in control, as defined, of Harrah's. These agreements provide, among other things, for a compensation payment ranging from 1.5 times to 2.99 times the average annual compensation paid to the executive for the five preceding calendar years, as well as for accelerated payment or accelerated vesting of any compensation or awards payable to the executive under any of Harrah's incentive plans. The estimated amount, computed as of September 30, 1996, that would have been payable under the agreements to these executives based on earnings and stock options aggregated approximately $25.1 million.


Tax Sharing Agreement
---------------------

     In connection with the PHC Spin-off, Harrah's entered into a tax sharing agreement with PHC wherein each company is obligated for those taxes associated with their respective

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


Note 6 - Commitments and Contingent Liabilities (Continued)
----------------------------------------------------------

businesses. Additionally, Harrah's is obligated for all taxes of Promus for periods prior to the PHC Spin-off date which are not specifically related to PHC operations and/or PHC hotel locations. Harrah's obligations under this agreement are not expected to have a material adverse effect on its consolidated financial position or results of operations.


Note 7 - Litigation
-------------------

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


Note 8 - Nonconsolidated Affiliates
-----------------------------------
Harrah's Jazz Company
---------------------

     A Harrah's subsidiary owns an approximate 47% interest in Harrah's Jazz Company (Harrah's Jazz), a partnership formed for purposes of developing, owning and operating the exclusive land-based casino entertainment facility in New Orleans, Louisiana, on the site of the former Rivergate Convention Center (the Rivergate). On November 22, 1995, Harrah's Jazz and its wholly-

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

Note 8 - Nonconsolidated Affiliates (Continued)
----------------------------------------------

owned subsidiary, Harrah's Jazz Finance Corp., filed petitions for relief under Chapter 11 of the Bankruptcy Code. Prior to the filing, Harrah's Jazz was operating a temporary casino in the New Orleans, Louisiana Municipal Auditorium (the Basin Street Casino) and constructing a new permanent casino facility on the Rivergate site (the Rivergate Casino). Harrah's Jazz ceased operation of the Basin Street Casino and construction of the Rivergate Casino on November 22, 1995 prior to the bankruptcy filings.

     Harrah's Jazz filed a plan of reorganization with the Bankruptcy Court on April 3, 1996 and has filed several subsequent amendments to the plan (the
Plan). Under the Plan, the assets and business of Harrah's Jazz would vest in Jazz Casino Corporation, a newly formed corporation (JCC), on the effective date of the Plan. JCC would be responsible for completing construction of the Rivergate Casino. Under the Plan, Harrah's Jazz's existing public debt would be cancelled, the holders of that debt would receive 37.1% of the equity in JCC's indirect parent (JCC Holding), 15% of the equity would be allocated to debtholders who execute releases and an affiliate of the Company would receive the remaining 47.9% of the equity in JCC Holding, a portion of which may be assigned to certain Harrah's Jazz partner-related parties in exchange for equity investments and other consideration to be provided under the Plan. In addition, holders of the public debt would receive (i) $187.5 million in aggregate principal amount of 8% Senior Subordinated Notes of JCC due 2006 with contingent payments, and (ii) a pro rata share of Senior Subordinated Contingent Notes of JCC due 2006.

      During the course of the bankruptcy of Harrah's Jazz, a subsidiary of the Company has made debtor-in-possession loans to Harrah's Jazz, totalling approximately $13.5 million as of October 31, 1996, to fund certain obligations to the City of New Orleans and other cash requirements of Harrah's Jazz. The Company has proposed to make up to $18 million in such loans, however, it is likely that Harrah's Jazz will require debtor-in- possession loans from the Company in excess of the $18 million currently proposed.

     As part of the Plan, Harrah's has proposed to invest an  additional
$75 million in the project and deliver a new form of completion guaranty if a reorganization plan approved by Harrah's is consummated. Any debtor-in-possession financing, including the approximately $13.5 million in financing already advanced and discussed above would be repaid or converted into equity (and count toward the $75 million investment referred to above) upon

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


Note 8 - Nonconsolidated Affiliates (Continued)
----------------------------------------------

consummation of a reorganization plan approved by Harrah's. JCC is also seeking to obtain a $195 million secured term loan and revolving credit facility to finance construction of the Rivergate Casino and provide JCC with working capital availability, and Harrah's may be required to guarantee or provide credit support for this financing. If a reorganization approved by Harrah's is consummated, Harrah's may also make an additional $20 million subordinated loan to JCC to assist in financing construction of the Rivergate Casino.

     The Plan also contemplates the opening of a temporary casino in two phases at the Rivergate Casino site followed by the opening of a permanent casino at such site. The first phase of the temporary casino is expected to open approximately seven months after the consummation of the Plan. The Plan is expected to be consummated in early 1997. Under the Plan, the Basin Street Casino would not reopen.

     On April 19, 1996, the Louisiana State Legislature enacted legislation which required, among other things, the holding of an election of the voters of Orleans parish in November 1996 purportedly to determine whether to approve or disapprove gaming at the Rivergate Casino. On November 5, 1996, residents of Orleans Parish voted to approve gaming at the Rivergate Casino.

     In addition to the matters discussed above, the Plan is subject to other amendments, and such other amendments may be material. There can be no assurance that definitive agreements necessary to consummate the Plan will be reached or that the amended Plan will be approved, or, if approved, that the conditions to consummation of the Plan will be met.

Other
-----

     Summarized balance sheet and income statement information of nonconsolidated gaming affiliates, including Harrah's Jazz, which Harrah's accounted for using the equity method, as of September 30, 1996 and December 31, 1995, and for the third quarters and nine months ended September 30, 1996 and 1995 is included in the following tables. Summarized balance sheet information as of December 31, 1995, has been updated to reflect adjustments made by Harrah's Jazz Company in connection with its petition for relief under Chapter 11 of the U.S. Bankruptcy Code.

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

Note 8 - Nonconsolidated Affiliates (Continued)
----------------------------------------------

                                                  Sept. 30,      Dec. 31,
                                                      1996          1995
(In thousands)                                    --------      --------
Combined Summarized Balance Sheet Information

  Current assets                                  $ 30,353      $ 63,216
  Land, buildings, and equipment, net              346,773       266,602
  Other assets                                     173,619       169,033
                                                  --------      --------
    Total assets                                   550,745       498,851
                                                  --------      --------
  Current liabilities                              120,621       130,816
  Long-term debt                                   482,093       465,386
                                                  --------      --------
    Total liabilities                              602,714       596,202
                                                  --------      --------
      Net assets                                  $(51,969)     $(97,351)
                                                  ========      ========


                                    Third Quarter Ended     Nine Months Ended
                                    Sept. 30,  Sept. 30,  Sept. 30,  Sept. 30,
                                        1996       1995       1996       1995
 (In thousands)                     --------   --------   --------   --------
 Combined Summarized Statements
   of Operations

   Revenues                          $ 7,373   $ 41,215   $ 22,006   $ 66,755
                                     =======   ========   ========   ========
   Operating loss                    $(7,429)  $(25,243)  $(15,383)  $(59,210)
                                     =======   ========   ========   ========
   Net loss                          $(9,744)  $(39,954)  $(18,711)  $(96,290)
                                     =======   ========   ========   ========

     Condensed financial information relating to a restaurant affiliate has not been presented since its operating results and financial position are not material to Harrah's.

     Harrah's share of nonconcolidated affiliates' combined net operating results, including Harrah's Jazz operations during the third quarter and the nine months ended September 30, 1995, are reflected in the accompanying Consolidated Condensed Statements of Income as follows:

                                  Third Quarter Ended      Nine Months Ended
                                  Sept. 30,  Sept. 30,   Sept. 30,  Sept. 30,
                                      1996       1995        1996       1995
(In thousands)                   ---------   --------    --------   --------
Pre-interest operating income
  (loss)(included in
   Revenue-other)                $     397   $(11,434)   $    638   $(23,504)
                                 =========   ========    ========   ========
                                      -16-

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


Note 8 - Nonconsolidated Affiliates (Continued)
----------------------------------------------

     Harrah's share of nonconsolidated  affiliates' combined interest expense is
reflected  as  Interest   expense  from   nonconsolidated   affiliates   in  the
accompanying Consolidated Condensed Statements of Income.

     Harrah's investments in and advances to nonconsolidated affiliates are reflected in the accompanying Consolidated Condensed Balance Sheets as follows:

                                                  Sept. 30,      Dec. 31,
                                                      1996          1995
(In thousands)                                    --------       -------
Harrah's investments in and advances to
  nonconsolidated affiliates
    Accounted for under the equity method         $ 73,494       $22,374
    Accounted for at historical cost                     -        16,642
    Available for sale and
      recorded at market value                     137,354        32,923
                                                  --------       -------
                                                  $210,848       $71,939
                                                  ========       =======


     The Company adjusts the carrying value of investments in equity securities available for sale to include their unrealized gains in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". A corresponding increase is recorded in the combination of Harrah's stockholders' equity and deferred income tax accounts.


Note 9 - Summarized Financial Information
-----------------------------------------

     Harrah's Operating Company, Inc. (HOC), is a wholly-owned subsidiary and the principal asset of Harrah's. Summarized financial information of HOC as of September 30, 1996 and December 31, 1995 and for the third quarter and nine months ended September 30, 1996 and 1995, prepared on the same basis as Harrah's, was as follows:

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


Note 9 - Summarized Financial Information (Continued)
----------------------------------------------------
                                        Sept. 30,       Dec. 31,
                                            1996           1995
        (In thousands)                ----------     ----------
        Current assets                $  195,303     $  185,950
        Land, buildings, riverboats
          and equipment, net           1,348,725      1,204,890
        Other assets                     374,994        242,773
                                      ----------     ----------
                                       1,919,022      1,633,613
                                      ----------     ----------
        Current liabilities              204,386        184,454
        Long-term debt                   802,360        753,705
        Other liabilities                129,486         73,216
        Minority interests                22,227         23,908
                                      ----------     ----------
                                       1,158,459      1,035,283
                                      ----------     ----------
             Net assets               $  760,563     $  598,330
                                      ==========     ==========


                                   Third Quarter Ended        Nine Months Ended
                                 Sept. 30,    Sept. 30,    Sept. 30,   Sept. 30,
                                     1996         1995         1996        1995
                                 --------     --------   ----------  ----------
        (In thousands)
        Revenues                 $429,169     $425,788   $1,213,407  $1,170,895
                                 ========     ========   ==========  ==========
        Operating income         $ 89,844     $102,532   $  229,857  $  257,563
                                 ========     ========   ==========  ==========
        Income from continuing
          operations             $ 42,320     $ 50,505   $  102,811  $  113,804
                                 ========     ========   ==========  ==========
        Net income               $ 42,320     $ 50,505   $  102,811  $  113,840
                                 ========     ========   ==========  ==========


The agreements governing the terms of Harrah's debt contain certain covenants which, among other things, place limitations on HOC's ability to pay dividends and make other restricted payments, as defined, to Harrah's. The amount of HOC's restricted net assets, as defined, computed in accordance with the most restrictive of these covenants regarding restricted payments, was approximately $751.5 million at September 30, 1996. Subsequent to September 30, 1996, Harrah's negotiated changes to this covenant which allow HOC to pay up to $200 million in dividends to Harrah's for use in repurchasing Company stock (see Note 2).

                  Item 2. Management's Discussion and Analysis
                  ---------------------------------------------
                of Financial Condition and Results of Operations
                ------------------------------------------------

    The following discussion and analysis of Harrah's Entertainment, Inc.'s (Harrah's or the Company) financial position and operating results for third quarter and the first nine months of 1996 and 1995 complements and updates, and should be read in conjunction with, the Management's Discussion and Analysis of Financial Position and Results of Operations presented in Harrah's 1995 Annual Report. References to Harrah's or the Company include its consolidated subsidiaries where the context requires.

    Harrah's is one of the world's premier names in casino entertainment, currently operating casino entertainment facilities in nine states and New Zealand.

RESULTS OF OPERATIONS
---------------------
Overall
-------

                             Third Quarter   Percentage    First Nine Months   Percentage
(in millions, except        ---------------   Increase/    -----------------    Increase/
earnings per share)          1996     1995   (Decrease)      1996     1995     (Decrease)
                            ------   ------  ----------    -------- --------   ----------
Revenues                    $429.2   $425.8      0.8 %     $1,213.5 $1,171.6      3.6 %
Operating income              89.9    103.8    (13.4)%        231.3    260.0    (11.0)%
Income from continuing
  operations                  42.4     51.3    (17.3)%        103.7    115.4    (10.1)%
Earnings from discontinued
  hotel operations               -        -      N/A              -     21.2      N/A
Net income                    42.4     51.3    (17.3)%        103.7    115.4    (10.1)%
Earnings per share
  Continuing operations       0.41     0.50    (18.0)%         1.00     1.12    (10.7)%
  Discontinued operations        -        -      N/A              -     0.21      N/A
  Net income                  0.41     0.50    (18.0)%         1.00     1.12    (10.7)%
Operating margin              20.9%    24.4%    (3.5)pts       19.1%    22.2%    (3.1)pts


    Total revenues in third quarter 1996 increased slightly over those of the prior year period. New and expanded properties within the Riverboat division helped to increase revenues; also contributing to an improved 1996 revenue comparison was the inclusion in 1995 revenues of Harrah's share of operating losses for Harrah's Jazz Company. These increases were partially offset by lower revenues at Harrah's Joliet and at Harrah's Nevada casinos. Operating income decreased from third quarter 1995, and the overall operating margin decreased
3.5 points, due to the effects of increased competition in several of the Company's markets and project reorganization costs related to Harrah's Jazz Company. These factors also impacted operations for the first nine months of 1996, as the overall operating margin decreased 3.1 points from the comparable prior year period.

    The following table summarizes operating profit before project write-downs and reorganization costs, preopening costs and corporate expense for the twelve month periods ended September 30, 1996, 1995 and 1994 in millions of dollars and as a percent of the total for each of Harrah's divisions:

                     Contribution for the Twelve Months Ended
                                   September 30,
                    -------------------------------------------
                    In Millions of Dollars     Percent of Total
                    ----------------------     ----------------
                      1996   1995   1994       1996  1995  1994
                      ----   ----   ----       ----  ----  ----

 Riverboat            $153   $163   $114        45%   47%   37%
 Atlantic City          77     87     70        23    25    22
 Southern Nevada        70     73     75        21    21    24
 Northern Nevada        61     68     77        18    20    25
 Indian/Limited Stakes   4      7      -         1     2     -
 New Orleans            (6)   (23)    (7)       (2)   (6)   (2)
 Development costs     (14)   (19)   (17)       (4)   (6)   (5)
 Other                  (4)   (10)    (4)       (2)   (3)   (1)
                      ----   ----   ----       ---   ---   ---
 Total                $341   $346   $308       100%  100%  100%
                      ====   ====   ====       ===   ===   ===

Riverboat Division
------------------

                      Third Quarter   Percentage     Nine Months Ended   Percentage
                     ---------------   Increase/     -----------------    Increase/
(in millions)          1996     1995  (Decrease)        1996     1995    (Decrease)
                     ------   ------  ----------      ------   ------   ----------
Casino revenues      $152.1   $151.6     0.3 %        $455.3   $416.1       9.4 %
Total revenues        161.0    160.7     0.2 %         478.9    444.9       7.6 %
Operating profit       33.4     49.1   (32.0)%         114.6    134.1     (14.5)%
Operating margin       20.7%    30.6%   (9.9)pts        23.9%    30.1%     (6.2)pts


    Total revenues for the Division were basically unchanged in third quarter 1996 from the prior year period, but each market's contribution to the total shifted from the prior year. Increases came from the addition of Harrah's Tunica Mardi Gras casino, which opened in April, and the addition in May of a second riverboat casino at Harrah's North Kansas City. Offsetting these revenue increases were declines at Harrah's Joliet, where that market saw the addition in June of significant new supply from Indiana riverboats, and at Harrah's other Mississippi casinos. Operating profit and margins decreased for third quarter 1996 compared to third quarter 1995 period due to intense competition in several markets. In Joliet, the lower revenue and increased promotional costs resulting from the recently added supply have reduced profits and margins. In North Kansas City, though revenues improved, competitive adjustments, including the decision to eliminate admission charges, have negatively impacted operating profits and margins. In Tunica, a major new competitor opened in June 1996 and several existing participants, including Harrah's, have expanded their offerings in an effort to capture a greater market share. These efforts have included aggressive marketing programs which increased operating costs and resulted in an overall net operating loss at Harrah's Tunica properties in third quarter 1996.

    Casino revenues for the nine months ended September 30, 1996 increased 9.4%. This increase came not only from Harrah's new and expanded facilities in Tunica and North Kansas City, but also from improved performance at Harrah's Shreveport. The competitive pressures present in North Kansas City, Joliet and Tunica, however, resulted in lower profits and margins for the Division for the nine month period.


Atlantic City
-------------

                      Third Quarter   Percentage      Nine Months Ended   Percentage
                     ---------------   Increase/      -----------------    Increase/
(in millions)         1996      1995  (Decrease)         1996     1995    (Decrease)
                     -----     -----  ----------       ------   ------    ----------
Casino revenues      $91.7     $89.7     2.2 %         $238.7   $239.6      (0.4)%
Total revenues        98.7      97.9     0.8 %          258.2    259.8      (0.6)%
Operating profit      26.9      30.2   (10.9)%           59.3     68.1     (12.9)%
Operating margin      27.3%     30.8%   (3.5)pts         23.0%    26.2%     (3.2)pts


    Casino revenues improved slightly for the third quarter period following the opening in late June of additional casino space. This increase offset lower casino revenues from the first half of 1996 and resulted in revenues for the nine month period equal to 1995. In the past several months, competitors in Atlantic City have opened both additional casino space and hotel rooms and supported that new supply with increased promotions and marketing. Harrah's has responded to the increased level of competition with additional spending on marketing and promotional allowances, resulting in a decline in Harrah's operating profit and margins for both the third quarter and the nine months ended September 30, 1996. Harrah's continues construction on a new hotel tower and additional nongaming amenities, designed to enhance the property and increase market share. (See Capital Spending and Development.)

     Southern Nevada
     ---------------

                     Third Quarter    Percentage    Nine Months Ended   Percentage
                    ---------------    Increase/    -----------------    Increase/
(in millions)        1996      1995   (Decrease)       1996     1995    (Decrease)
                    -----     -----   ----------     ------   ------    ----------
Casino revenues     $46.6     $49.6     (6.0)%       $145.0   $148.8      (2.6)%
Total revenues       71.5      75.7     (5.6)%        222.3    224.9      (1.2)%
Operating profit     14.4      18.2    (20.9)%         52.8     55.6      (5.0)%
Operating margin     20.1%     24.0%    (3.9)pts       23.8%    24.7%     (0.9)pts


    Casino revenues and total revenues decreased in third quarter 1996 compared to the prior year period as a result of lower gaming volume in both Las Vegas and Laughlin. At Harrah's Las Vegas, a major expansion project is underway, which has caused expected disruptions in business volume. It is anticipated that construction will negatively impact business for the next two quarters, but that levels of business should then improve as new rooms and amenities are brought online. The casino and facade phases of this project are expected to be complete during second quarter 1997, and the entire project is expected to be substantially completed by third quarter 1997 (see Capital Spending and Development Section). The Laughlin market as a whole continues to experience competition from Indian casinos in its feeder markets and from new developments in and around Las Vegas, but Harrah's Laughlin continues to maintain its share of gaming revenues in that market.

    For the nine month period, both casino and total revenues decreased only slightly, as declines in gaming volume at Laughlin were offset by higher volume and hold percentages at Harrah's Las Vegas during the first half of the year and higher lodging revenue at both properties. Operating profit and margins were impacted at both properties during the third quarter and nine month period as a result of the lower revenues and higher promotional costs.

Northern Nevada
---------------

                     Third Quarter    Percentage     Nine Months Ended  Percentage
                    ---------------    Increase/     -----------------   Increase/
(in millions)        1996      1995   (Decrease)        1996     1995   (Decrease)
                    -----     -----   ----------      ------   ------   ----------
Casino revenues     $68.0     $72.6     (6.3)%        $176.0   $185.9     (5.3)%
Total revenues       89.8      94.3     (4.8)%         232.1    240.9     (3.6)%
Operating profit     26.3      26.6     (1.1)%          49.2     54.7    (10.1)%
Operating margin     29.3%     28.2%     1.1 pts        21.2%    22.7%    (1.5)pts


    Casino revenues and total revenues decreased for both the third quarter and nine month period due primarily to lower gaming volume at all three Harrah's properties. Partially offsetting these declines were higher lodging revenues in Reno, where a new Hampton Inn hotel tower opened in October 1995. For the third quarter, operating profit decreased slightly and the overall operating margin improved due primarily to lower overhead costs and improved margins at Harrah's Reno, where prior year results reflected the impact of the July 1995 opening of a major new competitor. Operating profit and margin both decreased for the nine month period due to the lower revenue and to increased overhead costs.

Harrah's New Orleans
--------------------
    Operating income for third quarter and the nine months ended September 30, 1995 included losses of $9.1 million and $20.7 million, respectively, representing Harrah's pro rata share of pre-interest losses incurred by Harrah's Jazz Company (Harrah's Jazz), the partnership which holds the right to develop the sole land-based casino in Orleans Parish, Louisiana. No equity pick-up was included for the 1996 periods for Harrah's subsidiary's interest in Harrah's Jazz as the book value of this investment was reduced to zero in fourth quarter 1995. (See Other Factors Affecting Income per Share and Harrah's Jazz Company sections for further discussion.)

Other
-----
    Other revenues include management fees from Harrah's-managed casino entertainment facilities. Since third quarter 1995, Harrah's has opened two additional managed casino facilities, Harrah's Sky City in Auckland, New Zealand, and Harrah's Skagit Valley near Seattle, Washington. Management fee income decreased in third quarter 1996 from the prior year, as fees from the new managed properties were offset by the absence of New Orleans' management fees, which were included in 1995 revenues. Management fees for the nine month period increased slightly in 1996, as the inclusion of New Zealand management fees offset the loss of New Orleans' fees. Operating profit derived from the Company's managed properties has declined from prior year levels due to nonrecurring current year costs related to Harrah's partial ownership and management of two Colorado casinos.

    Development costs for third quarter 1996 were consistent with those of the prior third quarter, but decreased for the nine month period due to lower levels of development activity.

Other Factors Affecting Income Per Share
----------------------------------------

                              Third Quarter   Percentage     First Nine Months  Percentage
(Income)/Expense             ---------------   Increase/     -----------------   Increase/
(in millions)                 1996      1995  (Decrease)       1996      1995   (Decrease)
                             -----    ------  ----------      -----    ------   ----------
Preopening costs             $ 0.1    $    -     N/M          $ 5.1    $    -      N/M
Corporate expense              7.7       6.9    11.6 %         23.4      21.0     11.4 %
Project reorganization costs   2.7         -     N/M           11.2         -      N/M
Interest expense, net         18.2      19.1    (4.7)%         51.8      56.1     (7.7)%
Interest expense, net, from
  nonconsolidated affiliates     -       7.3     N/M              -      16.0      N/M
Other income                  (1.0)    (12.5)  (92.0)%         (2.3)    (15.4)   (85.1)%
Effective tax rate            39.7%     38.9%    0.8 pts       38.8%     38.6%     0.2 pts
Minority interests           $ 1.5    $  3.6   (58.3)%        $ 7.5    $  9.3     19.4 %
Discontinued operations
  Hotel earnings, net of
    income taxes                 -         -       -              -     (21.2)     N/M
  Spin-off transaction costs,
    net of tax                   -         -       -              -      21.2      N/M

    Preopening costs for the nine month period include costs incurred in connection with the second quarter 1996 opening of Harrah's Tunica Mardi Gras and the expansion of the North Kansas City property. Corporate expense increased in both third quarter 1996 and the nine month period over the prior year periods as a result of higher information technology costs and timing of expenses. Project reorganization costs incurred during 1996 represent Harrah's costs associated with the development of a reorganization plan, including legal fees, for the New Orleans casino (see Harrah's Jazz Company section).

    Interest expense decreased in both third quarter 1996 and the nine month period ended September 30, 1996 from the comparable prior year periods as a result of decreased borrowing costs associated with Harrah's variable rate debt (see Debt and Liquidity) and higher levels of capitalized interest costs. 1995 interest expense from nonconsolidated affiliates reflected Harrah's pro rata share of interest expense from the Harrah's Jazz partnership. No comparable amount is recorded in the current year due to the fourth quarter 1995 write-down of the book value of this investment to zero. (See Harrah's Jazz Company section.)

    Other income decreased for the third quarter and nine months ended September 30, 1996 due primarily to the inclusion in the prior year's results of an $11.7 million gain on the sale of a portion of Harrah's investment in the corporation which owns the Sky City casino entertainment facility in Auckland, New Zealand.

    The effective tax rates for both periods are higher than the federal statutory rate due to state income taxes. Minority interests reflect joint venture partners' shares of income at joint venture riverboat casinos and decreased for both periods primarily as a result of lower Joliet earnings.

    As a result of the June 30, 1995 spin-off of the Company's hotel operations (the PHC Spin-off), the operating results of the hotel business prior to July 1, 1995 have been segregated and reported as discontinued operations in the accompanying Consolidated Condensed Statements of Income. Prior year operating results include the earnings of discontinued operations, as well as a charge of $21.2 million, or $0.21 per share, net of tax, representing the costs to complete the PHC Spin-off transaction. Harrah's operating results for the nine months ended September 30, 1995 also reflect the allocation to discontinued hotel operations of $10.5 million in interest for the period prior to the PHC Spin-off. Prior to the PHC Spin-off, Harrah's corporate debt was not specifically related to either its casino entertainment or hotel segment. However, corporate debt service requirements were met using cash flows provided by both segments. Therefore, for all periods prior to the PHC Spin-off, a portion of the Company's interest expense was allocated to discontinued hotel operations based on the percentage of Harrah's existing corporate debt which was expected to be retired using proceeds from the new PHC bank facility.

HARRAH'S JAZZ COMPANY
---------------------
    A Harrah's subsidiary owns an approximate 47% interest in Harrah's Jazz Company (Harrah's Jazz), a partnership formed for purposes of developing, owning and operating the exclusive land-based casino entertainment facility in New Orleans, Louisiana, on the site of the former Rivergate Convention Center (the Rivergate). On November 22, 1995, Harrah's Jazz and its wholly-owned subsidiary, Harrah's Jazz Finance Corp., filed petitions for relief under Chapter 11 of the Bankruptcy Code. Prior to the filing, Harrah's Jazz was operating a temporary casino in the New Orleans, Louisiana Municipal Auditorium (the Basin Street Casino) and constructing a new permanent casino facility on the Rivergate site (the Rivergate Casino). Harrah's Jazz ceased operation of the Basin Street Casino and construction of the Rivergate Casino on November 22, 1995 prior to the bankruptcy filings.

    Harrah's Jazz filed a plan of reorganization with the Bankruptcy Court on April 3, 1996 and has filed several subsequent amendments to the plan (the
Plan). Under the Plan, the assets and business of Harrah's Jazz would vest in Jazz Casino Corporation, a newly formed corporation (JCC), on the effective date of the Plan. JCC would be responsible for completing construction of the Rivergate Casino. Under the Plan, Harrah's Jazz's existing public debt would be cancelled, the holders of that debt would receive 37.1% of the equity in JCC's indirect parent (JCC Holding), 15% of the equity would be allocated to debtholders who execute releases and an affiliate of the Company would receive the remaining 47.9% of the equity in JCC Holding, a portion of which may be assigned to certain

Harrah's Jazz partner-related parties in exchange for equity investments and other consideration to be provided under the Plan. In addition, holders of the public debt would receive (i) $187.5 million in aggregate principal amount of 8% Senior Subordinated Notes of JCC due 2006 with contingent payments, and (ii) a pro rata share of Senior Subordinated Contingent Notes of JCC due 2006.

    During the course of the bankruptcy of Harrah's Jazz, a subsidiary of the Company has made debtor-in-possession loans to Harrah's Jazz, totalling approximately $13.5 million as of October 31, 1996, to fund certain obligations to the City of New Orleans and other cash requirements of Harrah's Jazz. The Company has proposed to make up to $18 million in such loans, however, it is likely that Harrah's Jazz will require debtor-in- possession loans from the Company in excess of the $18 million currently proposed.

    As part of the Plan,  Harrah's  has  proposed  to invest an  additional
$75 million in the project and deliver a new form of completion guaranty if a reorganization plan approved by Harrah's is consummated. Any debtor-in-possession financing, including the approximately $13.5 million in financing already advanced and discussed above would be repaid or converted into equity (and count toward the $75 million investment referred to above) upon consummation of a reorganization plan approved by Harrah's. JCC is also seeking to obtain a $195 million secured term loan and revolving credit facility to finance construction of the Rivergate Casino and provide JCC with working capital availability, and Harrah's may be required to guarantee or provide credit support for this financing. If a reorganization approved by Harrah's is consummated, Harrah's may also make an additional $20 million subordinated loan to JCC to assist in financing construction of the Rivergate Casino.

    The Plan also contemplates the opening of a temporary casino in two phases at the Rivergate Casino site followed by the opening of a permanent casino at such site. The first phase of the temporary casino is expected to open approximately seven months after the consummation of the Plan. The Plan is expected to be consummated in early 1997. Under the Plan, the Basin Street Casino would not reopen.

    On April 19, 1996, the Louisiana State Legislature enacted legislation which required, among other things, the holding of an election of the voters of Orleans Parish in November 1996 purportedly to determine whether to approve or disapprove gaming at the Rivergate Casino. On November 5, 1996, residents of Orleans Parish voted to approve gaming at the Rivergate Casino.

    In addition to the matters discussed above, the Plan is subject to other amendments, and such other amendments may be material. There can be no assurance that definitive agreements necessary to consummate the Plan will be reached or that the amended Plan will be approved, or, if approved, that the conditions to consummation of the Plan will be met. Additionally, ongoing litigation and reorganization costs related to the Harrah's Jazz bankruptcy, which could be significant, will have a corresponding impact on Harrah's future earnings and cash flows.


CAPITAL SPENDING AND DEVELOPMENT
--------------------------------
Existing Land-Based Properties
------------------------------
    Harrah's continues work on major expansion projects at its Las Vegas and Atlantic City casino properties. These projects each include an additional hotel tower and more casino space, with the current status of projects as follows:

                         Costs                                   Projected
              Estimated  Incurred   Additional                Completion Dates
              Project    at Sep.    Casino      Additional  --------------------
              Cost       30,1996    Square      Hotel       Casino      Hotel
Location     (millions) (millions)  Feet        Rooms       Expansion   Addition
--------      --------   --------   ----------  ----------  ---------   --------
Las Vegas      $200.0     $34.2      27,000        976      May 97      Sep 97
Atlantic City    80.7      38.1      13,500        416      Complete    Jul 97


The Las Vegas project includes not only the additional casino space and guest rooms reflected above, but a complete remodeling of the casino's exterior facade and entrances and significant additions and improvements to nongaming amenities. The casino and facade additions and renovation are being opened in phases and are expected to be completed during second quarter 1997, with the hotel rooms to be completed by third quarter 1997. In addition to this expansion of its current Las Vegas property, Harrah's has also announced its interest in constructing or acquiring a second Las Vegas casino property, subject to location and project economics. At the present time, no definitive plans have been completed and no property has been identified, and there is no assurance the Company will construct or acquire such a location.

    In Atlantic City, Harrah's continues construction of a new hotel tower and nongaming amenities. As noted in the above table, the casino expansion at Harrah's Atlantic City opened in June 1996 and added 13,500 square feet of gaming space and 500 slot machines to the property. Harrah's has also completed and opened a new marine-themed buffet restaurant. The new hotel tower is expected to open in July 1997.

    Harrah's has announced a possible second phase to its Atlantic City expansion, pending substantive progress on development of new casino hotel projects in the Marina area of Atlantic City by other companies, appropriate regulatory approvals and adequate resolution of road and access improvements that have been the subject of discussions  between the state,  city and  developers.
This $325 million  investment would position  Harrah's Atlantic City as one of the largest casino resorts in that market. This phase, if completed, would include an additional 1,500 guest rooms and 30,000 square feet of casino space, as well as significant enhancements in convention facilities,
restaurant offerings, parking facilities  and  other  nongaming   amenities.
At  present,   because  of  the uncertainties  relating to this project,
there is no assurance this second phase will proceed.

Riverboat Casino Development
----------------------------

    Construction continues on the joint venture riverboat casino entertainment complex in Maryland Heights, Missouri, a suburb of St. Louis, which is expected to open during first quarter 1997, subject to receipt of all regulatory approvals. The facility will include four riverboat casinos, two of which will be owned and operated by Harrah's, and jointly-owned shoreside facilities, including a 291-room Harrah's-managed hotel and an entertainment mall. Harrah's two riverboats are expected to contain a combined total of approximately 60,000 square feet of casino space, over 1,200 slot machines, and approximately 80 table games. Harrah's investment in the Maryland Heights development project is expected to total $175 million, of which approximately $87 million had been invested at September 30, 1996, including approximately $58 million in contributions to the joint venture.

    Harrah's continues construction on a 200-room hotel at its North Kansas City riverboat casino. The hotel, which is expected to open in December, represents the final phase of a $78 million expansion project that also included the March 1996 addition of a 1,060-car parking garage, the May 1996 addition of a second riverboat casino with approximately 30,000 square feet of gaming space, and other shoreside improvements.

    Harrah's has also proposed expansion projects in Joliet and Shreveport. In Joliet, Harrah's is evaluating a plan to add a 240-suite hotel, a 600-space parking deck and meeting facilities. Subject to the satisfactory completion of market assessments and planning and design work, construction is expected to begin in first quarter 1997, with a projected opening date of first quarter 1998. In Shreveport, Harrah's is evaluating a possible expansion to its current facility to include hotel rooms as well as additional parking and restaurant and meeting facilities. Preliminary planning and design work for this project is underway, but assuming the Company decides to proceed, construction is not expected to begin until late 1997. Both projects are subject to the receipt of necessary regulatory approvals.

Indian Lands
------------

    Harrah's has received  approval from the National  Indian Gaming  Commission
(NIGC) of development and management agreements with the Eastern Band of Cherokees for a casino development at Cherokee, North Carolina. Construction on this project is underway and the facility, which will contain approximately 50,000 square feet of casino space, is expected to open during third quarter 1997. Though Harrah's does not expect to fund this development, it has committed to guarantee the related bank financing of $82 million, which is expected to close during fourth quarter 1996. As a temporary source of construction funding, Harrah's had advanced approximately $6.3 million to the tribe as of September 30, 1996, which is expected to be repaid upon funding of the bank loan.

    Harrah's is awaiting NIGC approval of development and management agreements with the Prairie Band of Potawatomi Indians for a development near Topeka, Kansas. The Prairie Band recently completed the renovation of its current bingo hall as a temporary casino. Harrah's has committed to loan the tribe $1 million for this renovation, of which approximately $0.5 million had been funded at October 31, 1996. Current plans also call for the construction of a $37 million permanent casino. This facility, which is expected to be completed by the end of 1997, assuming NIGC approval is timely received, will be managed by a Harrah's subsidiary and financed by loans which Harrah's will guarantee.

    Harrah's has also signed definitive development and management agreements with the Pokagon Band of Potawatomi Indians for future casino developments in Michigan and Indiana and has previously announced agreements with other Indian tribes. These proposed developments are in various stages of negotiation and are subject to certain conditions, including approval from appropriate government agencies. Earlier in the year, the Michigan legislature declined to concur with the Governor's execution of the compact for a Michigan casino development by the Pokagon Band, but efforts to gain alternative approvals continue. If the necessary approvals are received, Harrah's would likely guarantee the related bank financing for the projects, which could be significant.

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

International
-------------

    Construction continues on a 1,066-foot sky tower at Harrah's Sky City in Auckland, New Zealand, the Company's first casino facility outside the United States. The tower, which is the final phase of this project, is expected to open in mid-1997. During third quarter 1996, a 700-seat theater opened, following the second quarter opening of a 344-room hotel. The casino portion of the facility opened in February 1996 and contains 45,000 square feet of casino space, 1,050 slot machines and 100 table games. This facility is owned by a corporation in which Harrah's owns a 12.5% equity interest, and is managed by Harrah's for a fee.

Overall
-------

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

    A number of these projects, if they go forward, will most likely require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. Cash needed to finance projects currently under development as well as additional projects being pursued by Harrah's will be made available from operating cash flows, the Bank Facility (see Debt and Liquidity section), Harrah's existing shelf registration (see Debt and Liquidity section), joint venture partners, specific project financing, guarantees by Harrah's of third party debt and, if necessary, additional Harrah's debt and/or equity offerings. Harrah's capital spending for the nine months ended September 30, 1996 totalled approximately $259 million, and total 1996 capital expenditures are estimated to be $375 million to

$425 million. Estimated total capital expenditures for 1997 are expected to be $300 million to $350 million, including the projects discussed in this Capital Spending and Development section, the refurbishment of existing facilities and other projects, but excluding the possible purchase or construction of a second Las Vegas property and the possible second phase of Harrah's Atlantic City expansion. Excluded from these estimates are additional investments which may be made in the Harrah's Jazz project (see Harrah's Jazz Company Section).

DEBT AND LIQUIDITY
------------------
    Harrah's bank credit facility consists of a $600 million reducing revolving and letter of credit facility maturing in 2000 and a separate $150 million revolving credit facility which is renewable annually, at the lenders' option, through 2000 (collectively, the Facility). Scheduled reductions of the borrowing capacity under the $600 million facility are as follows: $50 million, July 1998; $75 million, January 1999; $75 million, July 1999; $100 million, January 2000; and $300 million, July 2000. As of September 30, 1996, $393.0 million in borrowings were outstanding under the Facility, with an additional $26.5 million committed to back letters of credit, resulting in $330.5 million of available Facility capacity as of September 30, 1996. In October 1996, Harrah's Board of Directors approved a plan to seek an increase in the Bank Facility from $750 million to $1.1 billion. This plan is subject to receipt of commitments from banks and certain approvals.

Interest Rate Agreements
------------------------
    To manage the relative mix of its debt between fixed and variable rate instruments, Harrah's enters into interest rate swap agreements to modify the interest characteristics of its outstanding debt without an exchange of the underlying principal amount. As of September 30, 1996, Harrah's was a party to the following interest rate swap agreements on certain fixed rate debt:



                          Effective     Next Semi-
                   Swap     Rate at    Annual Rate
Associated         Rate     Sep. 30,    Adjustment
Debt            (LIBOR+)       1996           Date    Swap Maturity
--------------   ------   ---------    -----------    -------------
10 7/8% Notes
  $200 million     4.73%     10.45%     October 15    October 1997
8 3/4% Notes
  $50 million      3.42%      9.14%    November 15    May 1998
  $50 million      3.22%      9.25%     January 15    July 1998

In accordance with the terms of the interest rate swap agreements, the effective interest rate on the $200 million 10 7/8% Notes was adjusted on October 15, 1996, to 10.46%.

    Harrah's maintains seven additional interest rate swap agreements which effectively convert variable rate debt to a fixed rate. The following table summarizes the terms of these swap agreements, all of which reset on a quarterly basis, as of September 30, 1996:

                                  Swap Rate
                                  Received
                  Swap Rate      (Variable) at      Swap
Notional Amount   Paid (Fixed)    Sep. 30, 1996     Maturity
---------------   -----------     -------------     ------------
  $50 million       7.910%         5.625%           January 1998
  $50 million       6.985%         5.625%           March 2000
  $50 million       6.951%         5.625%           March 2000
  $50 million       6.945%         5.625%           March 2000
  $50 million       6.651%         5.539%           May 2000
  $50 million       5.788%         5.637%           June 2000
  $50 million       5.785%         5.637%           June 2000


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

    As part of a transaction whereby Harrah's effectively secured an option to a site for a potential casino, Harrah's has guaranteed a third party's $24.7 million variable rate bank loan. Harrah's also entered into an interest rate swap agreement, which expires December 1, 1996, in which Harrah's receives a fixed interest rate of 7% from the third party and pays the variable interest rate of the subject debt (LIBOR plus 1% at September 30, 1996) to the bank. The interest rate swap is marked to market by Harrah's, with the adjustment recorded in interest expense. This loan and the interest rate swap agreement are expected to be extended until February 1, 1997, at which time it is currently expected they will be refinanced and Harrah's would continue its guaranty. This guaranty contains an element of risk that, should the borrower be unable to perform, the Company could become responsible for repayment of at least a portion of the obligation. Harrah's has reduced this exposure by obtaining a security interest in certain assets of the third party.

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

EQUITY TRANSACTIONS
-------------------

    In October 1996, Harrah's Board of Directors approved a plan which authorizes the purchase of up to ten percent of the shares of Harrah's outstanding common stock. The shares, which may be purchased prior to December 31, 1997, would be held in treasury.

INCOME TAX MATTERS
------------------

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

EFFECTS OF CURRENT ECONOMIC AND POLITICAL CONDITIONS
----------------------------------------------------

    The casino entertainment industry has experienced widespread expansion in new jurisdictions over the past several years as governments seeking additional tax revenues and employment have legalized casino gaming. Growth in the casino industry has also been furthered by the Indian Gaming Regulatory Act of 1988. Although a number of states are considering legislation in additional jurisdictions, the rapid growth which existed during the early 1990's has slowed significantly and future new market potential is difficult to predict.

    Of those new markets which have opened to the gaming industry, certain jurisdictions have restricted market entry, which limits capacity and competition within those markets. Other jurisdictions have no limits on market entry, other than restrictions on locations, which can impact operating performance and cash flows. One such market is Tunica, Mississippi, where Harrah's currently operates two casino entertainment facilities. In Tunica, a major new development opened in June 1996, and its opening has had a significant impact on both the overall Tunica market and on both Harrah's Tunica properties. In Indiana, several new riverboat casinos opened in June and have attracted customers from the Joliet market. At this time, management cannot predict whether the Joliet market will grow to fully absorb the recent additional capacity. The Shreveport and Kansas City markets both saw the addition of new supply in October. The impact that these competitors will have on Harrah's operations remains uncertain at this time. In several riverboat markets, other projects are underway or have been proposed which could, if completed, increase the levels of competition in those markets.

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

    The casino industry's market focus has also undergone a transformation over the past several years as a result of the spread of gaming. Whereas traditional markets were limited, drawing primarily long-distance travelers, the newer casino properties are geographically dispersed, resulting in casino entertainment being within a reasonable driving distance for many Americans. Harrah's has participated in this industry transformation, developing casinos in many new markets. As a result, Harrah's is an extremely diverse gaming company, both geographically and categorically, with properties in nine states and New Zealand as of September 30, 1996, representing a mix of traditional land-based, riverboat, Indian and limited stakes facilities.

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

    In April 1996, the Louisiana State Legislature approved a local option bill which purported to give voters in each Parish the right to decide during the November 1996 general elections what forms of gaming they wanted to continue in their Parish. On November 5, 1996, residents of Orleans Parish voted to approve gaming at the Rivergate Casino (see Harrah's Jazz Company section), and residents of Caddo Parish, site of Harrah's Shreveport, voted to continue gaming in that market.

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

INTERCOMPANY DIVIDEND RESTRICTION
---------------------------------

    Harrah's principal asset is the stock of HOC, a wholly-owned subsidiary which holds, directly and through subsidiaries, the principal assets of Harrah's businesses. Agreements governing the terms of its debt require Harrah's to abide by covenants which, among other things, limit HOC's ability to pay dividends and make other restricted payments, as defined, to Harrah's. The amount of HOC's restricted net assets, as defined, computed in accordance with the most restrictive of these covenants regarding restricted payments, was approximately $751.5 million at September 30, 1996. Subsequent to September 30, 1996, Harrah's negotiated changes to this covenant which allow HOC to pay up to $200 million in dividends to Harrah's for use in repurchasing Company stock (see Equity Transactions section). Given this ownership structure, these restrictions should not impair Harrah's ability to conduct its business through its subsidiaries or to pursue its development plans.

PRIVATE SECURITIES LITIGATION REFORM ACT
----------------------------------------

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (SEC) (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking. These include statements relating to the following activities, among others: (A) existing operations and expansions, including their opening dates, at various properties including additional facilities; (B) planned openings and development of Indian casinos that would be managed by the Company; (C) the planned opening of facilities in Maryland Heights, Missouri; (D) the plan of reorganization and its various facets for New Orleans, and (E) the planned increase in the Company's Bank Facility, the planned implementation of the stock repurchase program and planned capital expenditures for 1997. These activities involve important factors that could cause actual results to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. These include, but are not limited to, the following factors as well as other factors described from time to time in the Company's reports fled with the SEC: construction factors, including zoning issues, environmental restrictions, soil conditions, weather and other hazards, site access matters, and building permit issues; access to available and feasible financing; regulatory and licensing approvals, third party consents and approvals, and relations with partners, owners and other third parties;
business and economic conditions; judicial actions and political uncertainties, including gaming legislation and taxation; and effects of competition including locations of competitors and operating and marketing competition. Any forward looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

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

D'Angelo,   Trustee  for  Ben  F.   D'Angelo   Revocable   Trust   v.
Harrah's Entertainment Corp., Michael D. Rose, Philip G. Satre and Ron Lenczycki; Max Fenster v. Harrah's Entertainment, Inc., Harrah's New Orleans Investment Company, Grand Palais Casino, Inc., Philip G. Satre,
Colin V. Reed, Michael N. Regan,  Christopher  B.  Hemmeter,   Donaldson,
Lufkin & Jenrette Securities Corporation, Salomon Brothers, Inc., and BT Securities Corp.; Goldie Rosenbloom v. Harrah's Entertainment Corp., Michael D. Rose, Philip G. Satre and Ron Lenczycki; Barry Ross v. Harrah's New Orleans Investment Company, Philip G. Satre, Colin V. Reed, Lawrence L. Fowler, Michael N. Regan, Cezar M. Froelich, Ulric Haynes, Jr., Wendell Gauthier, T. George Solomon, Jr., Duplain W. Rhodes, III, Harrah's Entertainment, Inc., Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Brothers Inc., and BT Securities Corp.; Louis Silverman v. Harrah's Entertainment, Inc., Harrah's New Orleans Investment Company, Grand Palais Casino, Inc., Philip G. Satre, Colin V. Reed, Michael N. Regan,
Christopher  B.  Hemmeter,   and   Donaldson,   Lufkin  &  Jenrette
Securities Corporation; Florence Kessler v. Philip G. Satre, Colin V. Reed, Charles A. Ledsinger, Jr., Michael N. Regan, Lawrence L. Fowler, Christopher B. Hemmeter, Cezar M. Froelich, Ulric Haynes, Jr., Wendell H.
Gauthier,  T. George Solomon, Jr.,  Duplain  W.  Rhodes,   III,   Donaldson,
Lufkin & Jenrette Securities Corporation, Salomon Brothers Inc., and BT Securities Corporation; Warren Zeiller and Judith M.R. Zeiller v. Harrah's Entertainment Corp., Michael D. Rose, Philip G. Satre, and Ron Lenczycki; and Charles Zwerving and Helene Zwerving v. Harrah's Entertainment Corp., Philip G. Satre, Colin V. Reed, Christopher B.
Hemmeter,   and   Donaldson,   Lufkin  &  Jenrette   Securities Corporation.
Per Court Order of January 26, 1996, the above  plaintiffs filed a
consolidated   complaint  in  the  action   numbered   95-3925  In  Re
Harrah's Entertainment, Inc. Securities Litigation. The consolidated complaint alleges that various misstatements and omissions were made in connection with the sale of Harrah's Jazz Company 14.25% First Mortgage Notes and thereafter, and seeks unspecified damages, as well as costs of legal proceedings. Motions to dismiss and to refer the matter to Bankruptcy
Judge  Brahney  have  been  filed by defendants,   discovery  has  commenced,
and  plaintiffs   have  sought  class certification.  No rulings  have been
made on any of the parties' motions. The Company and the other defendants intend to vigorously defend the suits.

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

     Swody was  consolidated  with Susan N. Poirier,  Darlene A. Moss, et al.
v. Harrah's  Entertainment,  Inc.,  Harrah's New Orleans  Management
Company, and Harrah's Operating Company, Civil No. 96-0215, which was filed in the United States District Court for the Eastern District of Louisiana on January 17, 1996, and subsequently amended. Poirier seeks not only damages under the WARN Act, but also under the Employee Retirement Income Security Act ("ERISA") for the alleged wrongful failure to provide severance to those terminated. Similar proofs of claims were filed by Ms.
 Poirier in the Bankruptcy Court for the Eastern District of Louisiana in the HJC, HNOIC and Harrah's Jazz Finance Corp. bankruptcy cases.

         Harrah's Jazz Company has reached a tentative settlement with the Swody and Poirier plaintiffs, which calls for a payment to be made by HJC in exchange for the dismissal of all actions. Hearings will be set shortly to determine whether this proposed settlement is fair to all class members.

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

     Louisiana   Economic   Development  and  Gaming   Corporation  v.
Harrah's Entertainment, Inc. and Harrah's Operating Company, Inc., Civil No. 424328, was filed on January 23, 1996 in the Nineteenth Judicial Court of the State of Louisiana, Parish of East Baton Rouge. On February 21, 1996, the Company and the other defendants removed the case to the Federal District Court for the Middle District of Louisiana and asked that it be transferred to the Bankruptcy Court handling the HJC bankruptcy. The case has been transferred. A motion for reconsideration has been filed by LEDGC, which motion is set to be heard in early December. In this suit LEDGC seeks to require the Company and Harrah's Operating Company to complete construction of the permanent casino being developed by HJC under theories of breach of completion guarantee contract, breach of implied duty of good faith, detrimental reliance, misrepresentation and, in the alternative, seeks damages. The Company has filed an answer and counterclaim against LEDGC. LEDGC has moved to have that counterclaim dismissed and/or for summary judgment. No ruling has yet been made by the
 court.  The defendants   intend  to  vigorously   defend  the  action  and
prosecute  their counterclaim.

                    Item 6. Exhibits and Reports on Form 8-K
           ----------------------------------------------------------


(a)      Exhibits

         *EX-10.1 Amendment, dated as of July 18, 1996, to Escrow Agreement between Harrah's Entertainment, Inc. and NationsBank.

         *EX-10.2 Amendment, dated July 18, 1996, to Harrah's Entertainment, Inc. Executive Deferred
                           Compensation Plan.

         *EX-11            Computation of per share earnings.

         *EX-27            Financial Data Schedule



    *             Filed herewith.


(b) A Form 8-K was filed by the Company on August 9, 1996, reporting the Special Stock Purchase Rights for Harrah's
         Entertainment, Inc., File No. 1-10410.

                                    Signature
                                    ---------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     HARRAH'S ENTERTAINMENT, INC.



November 12, 1996                    BY:      MICHAEL N. REGAN
                                              -----------------------
                                              Michael N. Regan
                                              Vice President and Controller
                                              (Chief Accounting Officer)

                                  Exhibit Index
                                  -------------

                                                                 Sequential
Exhibit No.            Description                               Page No.
-----------            ------------                              ----------

 EX-10.1      Amendment, dated as of July 18,                       44
              1996, to Escrow Agreement between
              Harrah's Entertainment, Inc. and
              NationsBank.

 EX-10.2      Amendment, dated July 18, 1996, to                    47
              Harrah's Entertainment, Inc. Executive
              Deferred Compensation Plan.

 EX-11        Computation of per share earnings.                    49

 EX-27        Financial Data Schedule.