Form 10-K405
period 1996-12-31
HARRAHS ENTERTAINMENT INC
filed 1997-03-11
CIK 858339

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                                ---------------

(MARK ONE)
/X/ FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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
                              -------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS                                          NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------------------------------------------  -------------------------------------------------
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

                                      None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes /X/    No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of $19.50 for the Common Stock as reported on the New York Stock Exchange Composite Tape on January 31, 1997, is $1,973,647,143.

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 1997.

Common Stock............  102,735,061 Shares

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, which will be filed within 120 days after the end of the fiscal year, are incorporated by reference into Part III hereof and portions of the Company's Annual Report to Stockholders for the year ended December 31, 1996 are incorporated by reference into Parts I and II hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES.

    Harrah's Entertainment, Inc. (referred to herein, together with its subsidiaries where the context requires, as the "Company" or "Harrah's") is one of the leading casino entertainment companies in the United States. Harrah's, formerly named The Promus Companies Incorporated ("Promus"), was incorporated on November 2, 1989 under Delaware law. On June 30, 1995, Promus transferred its hotel business to a new entity, Promus Hotel Corporation ("PHC"), and spun off PHC as a separate public corporation which is not affiliated with the Company. Promus retained ownership of its casino entertainment business and changed its name to Harrah's Entertainment, Inc.

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

    Operating data for the three most recent fiscal years, together with corporate expense, interest expense and other income, is set forth on page 35 of the Annual Report. Information regarding mortgages on properties of the Company is set forth on pages 39 through 41 of the Annual Report. The preceding pages of the Annual Report are incorporated herein by reference.

    For information on operating results and a discussion of those results, see "Management's Discussion and Analysis--Results of Operations" on pages 25 through 33 of the Annual Report, which pages are incorporated herein by reference.

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information included in this Annual Report on Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission ("SEC") (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking. These include statements relating to the following activities, among others: (A) operations and expansions of existing properties, including future performance, anticipated scope and opening dates of expansions, and exit plans with respect to certain properties; (B) planned openings and development of Indian casinos that would be managed by the Company; (C) the anticipated opening of facilities in Maryland Heights, Missouri; (D) the plan of reorganization and its various facets for New Orleans; (E) implementation of the stock repurchase program and planned capital expenditures for 1997; and (F) the possible acquisition/construction of a second property in Las Vegas, Nevada. These activities involve important factors that could cause actual results to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. These include, but are not limited to, the following factors as well as other factors described from time to time in the Company's reports filed with the SEC: construction factors, including zoning issues, environmental restrictions, soil conditions, weather and other hazards, site access matters and building permit issues; access to available and feasible financing; regulatory and licensing approvals, third party consents and approvals, and relations with partners, owners and other third parties; business and economic conditions; litigation, judicial actions and political uncertainties, including gaming legislation and taxation; and effects of competition, including locations of competitors and operating and marketing competition. Any forward looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

                              CASINO ENTERTAINMENT

GENERAL

    Harrah's casino business commenced operations more than 59 years ago and is unique among casino entertainment companies in its broad geographic diversification. At year end, Harrah's operated casino hotels in the five traditional U.S. gaming markets of Reno, Lake Tahoe, Las Vegas and Laughlin, Nevada and Atlantic City, New Jersey. It also operated riverboat casinos in Joliet, Illinois; dockside casinos in Vicksburg and Tunica, Mississippi, Shreveport, Louisiana and North Kansas City, Missouri; casinos on two Indian reservations, one near Phoenix, Arizona and the other north of Seattle, Washington; and a land-based casino in Auckland, New Zealand, which opened on February 2, 1996. The Company also operates, until March 31, 1997, limited stakes casinos in Central City and Black Hawk, Colorado.

    As of December 31, 1996, Harrah's operated a total of approximately 701,200 square feet of casino space, 19,011 slot machines, 941 table games, 6,478 hotel rooms or suites, approximately 131,400 square feet of convention space, 56 restaurants, six showrooms and six cabarets.

    Harrah's marketing strategy is currently designed to appeal primarily to the broad middle-market gaming customer segment, with special emphasis on the rapidly growing segment of multi-market gamers. Harrah's strategic direction is focused on establishing a well-defined brand identity that communicates a consistent message of high quality and excellent service.

LAND-BASED CASINOS

ATLANTIC CITY

    The Harrah's Atlantic City casino hotel is situated on 24.17 acres in the Marina area of Atlantic City and at year end had approximately 80,600 square feet of casino space with 2,507 slot machines and 96 table games. It consists of dual 16-story hotel towers with 251 suites and 509 rooms and adjoining low rise buildings which house the casino space and the 26,100 square foot convention center. The facilities include seven restaurants, an 820-seat showroom, a health club with swimming pool, a teen center with video games, child care facilities and parking for 2,395 cars, including a substantial portion in a parking garage. The property also has a 72-slip marina.

    In 1995, the Company began a major expansion of the property, with project costs estimated at $83.7 million. In June 1996, construction was completed on the casino expansion which added approximately 13,500 feet of gaming space. Enhancement of the facility's restaurant offerings was completed in fourth quarter 1996. The expansion also includes construction of a new 416-room, 16-story hotel tower. The hotel tower construction began in February 1996 and is expected to be completed in late second quarter 1997.

    The Company has announced a possible second phase to its Atlantic City expansion, pending substantive progress on development of new casino hotel projects in the Marina area by other companies, appropriate regulatory approvals and adequate resolution of road and access improvements that have been the subject of discussions among the state, city and developers. This expansion would position Harrah's Atlantic City as one of the largest casino resorts in that market and would link Harrah's into the overall new development plan. This phase, if completed as currently envisioned, would include significant additional guest rooms and casino space, as well as enhancements in convention facilities, restaurant offerings, parking facilities and other nongaming amenities. At present, because of the uncertainties relating to this project, there is no assurance this second phase will proceed.

    The Company also owns approximately 8.45 acres of land adjacent to Harrah's Atlantic City and 170 acres of wetlands in the Marina area.

    Most of the casino's customers arrive by car from within a 150-mile radius which includes Philadelphia, New York and northern New Jersey, Harrah's Atlantic City's primary feeder markets.

LAS VEGAS

    Harrah's Las Vegas is located on approximately 17.3 acres on the Las Vegas Strip and consists of a 15-floor hotel tower, a 23-floor hotel tower, a 35-story hotel tower, and adjacent low-rise buildings which house the 15,000 square foot convention center and the casino. The hotel has 1,651 regular rooms and 46 suites. The Harrah's Las Vegas complex has approximately 79,800 square feet of casino space, with 1,980 slot machines and 85 table games. Also included are five restaurants, the 525-seat Commander's Theatre, a 367-seat cabaret, an arcade, a health club and a heated pool. There are 2,863 parking spaces available, including a substantial portion in a self-park garage.

    Construction commenced in first quarter 1996 on a $200 million expansion of Harrah's Las Vegas, including a new 35-story hotel tower, with 986 rooms, including 46 suites. The expansion also includes 22,200 additional square feet of casino space, three new restaurant facilities, a complete renovation of the facade of the casino located on the Strip, as well as significant additions and improvements to nongaming amenities. Completion of the casino expansion will be in phases, with the casino and facade additions and renovation expected to be finished during third quarter 1997. It is anticipated that the hotel tower will be completed by the end of third quarter 1997.

    The casino's primary feeder markets are the Midwest, California and Canada.

    In addition to this expansion of its current Las Vegas property, Harrah's has also stated its interest in constructing or acquiring a second Las Vegas casino property, subject to location and project economics. At the present time, however, no definitive plans have been completed, no property has been identified and, accordingly, there is no assurance the Company will construct or acquire such a property.

LAKE TAHOE

    Harrah's Lake Tahoe is situated on 22.9 acres near Lake Tahoe and consists of an 18-story tower and adjoining low-rise building which house a 16,500 square foot convention center and approximately 63,200 square feet of casino space, with 1,871 slot machines and 109 table games. The casino hotel, with 79 suites and 453 luxury rooms, has seven restaurants, three snack bars, the 688-seat South Shore Showroom, a health club, retail shops, a heated pool and an arcade. The facility has customer parking for 854 cars in a garage and 1,098 additional spaces in an adjoining lot.

    Harrah's also operates Bill's Lake Tahoe Casino which is located on a 2.1 acre site adjacent to Harrah's Lake Tahoe. The casino includes approximately 18,000 square feet of casino space, with 590 slot machines and 20 table games, and two casual on-premise restaurants, Bennigan's and McDonald's, operated by non-affiliated restaurant companies.

    The primary feeder markets for both casinos are California and the Pacific Northwest.

RENO

    Harrah's Reno, situated on approximately 3.7 acres, consists of a casino hotel complex with a 24-story structure, an approximate 14,500 square foot convention center and 57,000 square feet of casino space, with 1,613 slot machines and 76 table games. The facilities include a Harrah's hotel, with 557 rooms and eight suites, the 420-seat Sammy's Showroom, a 37-seat cabaret, a pool, a health club and an arcade. The property has one snack bar and seven restaurants, including a Planet Hollywood restaurant and lounge and a McDonald's restaurant operated by non-affiliated restaurant companies. The complex can accommodate guest parking for 1,232 cars, including a valet parking garage, a self-park garage and off-site valet parking.

    The Company owns a 408-room, 26-story Hampton Inn hotel adjacent to Harrah's Reno. The hotel, which is operated by Harrah's pursuant to a license agreement from Promus Hotels, Inc. (a subsidiary of PHC), provides high-quality, moderately-priced guest rooms to accommodate Harrah's guests.

    The primary feeder markets for Harrah's Reno are northern California, the Pacific Northwest and Canada.

LAUGHLIN

    Harrah's Laughlin is located in Laughlin, Nevada on a 44.9 acre site in a natural cove on the Colorado River and features a hotel with 1,635 standard rooms and 21 suites, a 90-seat cabaret, five restaurants and two snack bars, including a McDonald's and a Baskin Robbins which are operated by non-affiliated companies. Harrah's Laughlin has approximately 47,000 square feet of casino space, with 1,366 slot machines and 41 table games, and approximately 7,000 square feet of convention center space. The facility has customer parking for 2,604 cars, including a covered parking garage, and a park for recreational vehicles. In 1996, a 378-seat showroom was constructed at the property as well as a 3,164-seat outdoor amphitheater. Other amenities include a health club, swimming pools, an arcade and retail shops. It is the only property in Laughlin with a developed beachfront on the River.

    The casino's primary feeder markets are the Los Angeles and Phoenix metropolitan areas where a combined total of more than 17 million people reside.

CENTRAL CITY AND BLACK HAWK

    Harrah's currently manages, for a fee, casinos in Central City and Black Hawk, Colorado that are owned by Eagle Gaming, L.P. and its related entities ("Eagle"). Both of the casinos are approximately 45 minutes from downtown Denver.

    Harrah's Central City consists of a casino with approximately 12,600 square feet of casino space, 244 slot machines, three table games, a bar, a cabaret, a restaurant and a gift shop.

    Harrah's Black Hawk casino has approximately 18,100 square feet of casino space, 615 slot machines, thirteen table games, a restaurant and a gift shop. There is parking available for 190 cars.

    Both of these casinos offer limited stakes gaming pursuant to Colorado law. The primary feeder market for both casinos is the Denver/Boulder metropolitan area.

    The Company owns an approximate 21.7 percent interest in Eagle. In December 1996, the Company notified Eagle of the termination of the Company's management agreements effective March 31, 1997, and, subject to regulatory approval, agreed to transfer the Company's interest in Eagle to Eagle effective as of December 24, 1996. Although the Company continues to guarantee $5 million of Eagle bank financing, the Company has the right to reacquire its interest in Eagle if the Company is not released from such guaranty by March 31, 1997.

NEW ZEALAND

    Sky City, a casino entertainment facility in Auckland, New Zealand, opened in February 1996. The project is owned by Sky City Limited, a publicly-traded New Zealand corporation in which Harrah's ownership is 12.5%. Harrah's manages the facility for a fee under a long-term management contract.

    The facility is located on 3.1 acres of land and has approximately 45,000 square feet of casino space, 1,050 slot machines and 100 table games. It also features three restaurants, a 100-seat cabaret, several lounges, a snack bar, retail shops, a health club and a swimming pool. In May 1996, a hotel opened at the property that has 306 rooms and 38 suites. During third quarter 1996, construction was completed on a 700-seat theater/showroom and approximately 14,000 square feet of conference space. The facilities also include customer parking for approximately 2,600 cars, a portion of which is in an underground parking garage. Valet parking is also available. A special attraction of the facility is a 1,066-foot Sky Tower, which is scheduled to open by mid-1997. The Sky Tower, the tallest structure in the southern hemisphere, will feature two enclosed and one open-air observation decks and a revolving bar and restaurant.

NEW ORLEANS

    A Harrah's subsidiary owns an approximate 47% interest in Harrah's Jazz Company ("Harrah's Jazz"), a partnership formed for purposes of developing, owning and operating the exclusive land-based casino entertainment facility in New Orleans, Louisiana, on the site of the former Rivergate Convention Center (the "Rivergate"). On November 22, 1995, Harrah's Jazz and its wholly-owned subsidiary, Harrah's Jazz Finance Corp., filed petitions for relief under Chapter 11 of the Bankruptcy Code. Prior to the filing, Harrah's Jazz was operating a temporary casino in the New Orleans, Louisiana Municipal Auditorium (the "Basin Street Casino") and constructing a new permanent casino facility on the Rivergate site (the "Rivergate Casino"). Harrah's Jazz ceased operation of the Basin Street Casino and construction of the Rivergate Casino on November 22, 1995 prior to the bankruptcy filings.

    Harrah's Jazz filed a plan of reorganization with the Bankruptcy Court on April 3, 1996 and has filed several subsequent amendments to the plan (the "Plan"). On February 28, 1997, the Bankruptcy Court approved the disclosure statement of Harrah's Jazz relating to the Plan and set a confirmation hearing to approve the Plan for April 14, 1997. Under the Plan, the assets and business of Harrah's Jazz would vest in Jazz Casino Corporation, a newly formed corporation ("JCC"), on the effective date of the Plan. JCC would be responsible for completing construction of the Rivergate Casino. Under the Plan, existing public debt of Harrah's Jazz would be cancelled and the holders of that debt would receive 37.1% of the equity in JCC's parent ("JCC Holding"). An additional 15% of the equity in JCC Holding would be allocated to debtholders who execute certain releases and an affiliate of the Company would receive, in exchange for equity investments and other consideration to be provided under the Plan, the remaining 47.9% of the equity in JCC Holding, a portion of which would be assigned to certain Harrah's Jazz partner-related parties. In addition, holders of the public debt would receive (i) $187.5 million in aggregate principal amount of 8% Senior Subordinated Notes of JCC due 2006 with contingent payments, and (ii) a pro rata share of Senior Subordinated Contingent Notes of JCC due 2006.

    During the course of the bankruptcy of Harrah's Jazz, a subsidiary of the Company has made debtor-in-possession loans to Harrah's Jazz, totalling approximately $17.2 million as of December 31, 1996, to fund certain obligations to the City of New Orleans and other cash requirements of Harrah's Jazz. The Company has proposed to make up to $25 million in such loans, however, it is likely that Harrah's Jazz will require debtor-in-possession loans from the Company in excess of the $25 million currently proposed.

    If the Plan is consummated, Harrah's would invest an additional $75 million in the project and deliver new completion guaranties. Any debtor-in-possession financing, including the approximately $17.2 million in financing already advanced and discussed above, would be repaid or converted into equity (and count toward the $75 million investment referred to above) upon consummation of the Plan. The Plan also provides that JCC will obtain a $180 million secured term loan and revolving credit facility to finance completion of the Rivergate Casino and provide JCC with working capital availability, and that Harrah's will guarantee or provide credit support for $120 million of this financing. If the Plan is consummated, it is anticipated that Harrah's will also make an additional $20 million subordinated loan to JCC to assist in financing construction of the Rivergate Casino.

    The Plan also contemplates the opening of the permanent casino at the Rivergate Casino site approximately nine months after the consummation of the Plan. If the Plan is consummated, it is expected that the consummation would occur in second quarter 1997. Under the Plan, there would be no temporary casino and the Basin Street Casino would not reopen.

    In addition to the matters discussed above, the Plan is subject to other amendments, and such other amendments may be material. There can be no assurance that definitive agreements necessary to consummate the Plan will be reached or that the amended Plan will be approved, or, if approved, that the conditions to consummation of the Plan will be met. Additionally, ongoing litigation and reorganization costs related to the Harrah's Jazz bankruptcy, which could be significant, will have a corresponding impact on Harrah's future earnings and cash flows. In the event the Plan is consummated, the Company anticipates that a significant part of such litigation will be dismissed.

    See "Legal Proceedings" herein for a discussion of legal actions filed in connection with the New Orleans project.

RIVERBOAT CASINOS

JOLIET

    Harrah's Joliet is located in downtown Joliet, Illinois, on the Des Plaines River. The two riverboat casinos, the Harrah's Northern Star, a modern 210-foot mega-yacht, and the Southern Star II, a 210-foot riverboat, offer a combined total of 37,000 square feet of casino space with 56 table games and 988 slot machines. Each riverboat has the capacity to accommodate approximately 825 guests per cruise. Harrah's Joliet offers a total of 18 cruises per day.

    In April 1996, the Company completed an expansion of and improvements to the shoreside pavilion at Harrah's Joliet at an approximate cost of $7.2 million. The expansion added new meeting room facilities, enhanced restaurant facilities and improvements to the public area. At year end, the dockside facilities, which are situated on 6.8 acres, included three restaurants, two snack bars, a lounge, approximately 3,700 square feet of meeting space and a retail shop. Parking is available for 1,071 cars, including a 4-story parking garage with 580 spaces.

    The Company is evaluating a proposed expansion project in Joliet to add a 240-suite hotel, a 380-space parking garage and meeting facilities. A decision whether or not to proceed with the expansion will be made after completion of market assessments, including the impact of Indiana casinos, financial feasibility studies and planning and design work.

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

TUNICA

    Harrah's Tunica Mardi Gras Casino is a stationary riverboat casino complex which opened in April 1996. It is situated on 88 acres of land in Tunica, Mississippi, approximately 30 miles south of downtown Memphis, Tennessee. The facilities include approximately 50,000 square feet of casino space, with 1,166 slot machines and 51 table games, three restaurants, a child care facility, an arcade, retail shop, a 13,500 square foot entertainment/ballroom area and customer parking for 2,560 cars. A Harrah's hotel, which features 181 rooms and 18 suites and exercise facilities, opened in June 1996.

    The riverboat casino facilities, which are owned by a partnership in which the Company is the 83% general partner, are operated by the Company for a fee under a long-term management contract. The underlying land is under a long term lease to the partnership.

    The partnership which owns the Harrah's Tunica Mardi Gras Casino has entered into agreements with two nearby competitors for the development of a golf course and related facilities adjacent to Harrah's Tunica Mardi Gras Casino. Construction on the project commenced in November 1996 with completion expected in first quarter 1998. The Company's investment in the golf course development is not expected to exceed $2 million.

    Harrah's also operates another dockside riverboat casino in Tunica ("Tunica I") which is on 179 acres of land. The complex includes a stationary riverboat that has 27,000 square feet of casino space on two levels, with 970 slot machines, 18 table games and an entertainment lounge. The facilities also offer approximately 5,100 square feet of space for conventions, meetings and special events. Adjacent to the riverboat casino is a pavilion that houses a restaurant, employee facilities and executive offices. On-site parking is available for 1,336 cars with valet parking available.

    A partnership, of which the Company is the 83% general partner, owns the Tunica I facilities and the casino business. The underlying land, including adjoining land used for a private access road and a sewage treatment facility, is under long term lease to the partnership with options to purchase. The riverboat casino business is operated by Harrah's for a fee under a long-term management contract.

    The Company has announced that it will not operate the Tunica I facility long-term and plans to announce an exit strategy by mid-year 1997, subject to requisite regulatory and partnership approvals.

    The primary feeder market for both Harrah's casinos in Tunica is the Memphis metropolitan area.

VICKSBURG

    Harrah's Vicksburg is the Company's dockside casino entertainment complex on approximately 10.3 acres in Vicksburg, Mississippi. The complex, which is located in downtown Vicksburg on the Yazoo Diversion Canal of the Mississippi River, includes a 297-foot stationary riverboat casino designed in the spirit of a traditional 1800's riverboat with approximately 11,800 square feet of casino space, 605 slot machines and 31 table games. The casino is docked next to the Company's shoreside complex which features two restaurants, a snack bar/lounge, child care facilities, an arcade, a retail outlet and an approximate 2,900 square foot meeting room/convention area. Adjacent to the riverboat is a Harrah's hotel, with 109 rooms and eight suites, which is owned and operated by the Company. Two covered parking garages are across the street with combined parking for 839 cars and additional parking is available for 272 cars. The Company owns the riverboat and holds long-term rights to all real property pertaining to the project.

    The casino's primary feeder markets are western and central Mississippi and eastern Louisiana.

SHREVEPORT

    Harrah's Shreveport is the Company's dockside riverboat casino in downtown Shreveport, Louisiana, which includes a 254-foot 19th-century design paddlewheeler riverboat, the ShreveStar, with 28,000 square feet of gaming space with 1,033 slot machines and 42 table games. A pavilion, on 11.2 acres of land, adjoins the casino on the banks of the Red River and includes two restaurants and a 4,100 square foot area for private parties and group functions. Parking is available for 880 cars, including 750 spaces in a parking garage.

    The casino and related facilities are owned by the Company.

    The Company is evaluating a possible expansion of its current Shreveport facility to include a hotel as well as additional parking, restaurant and meeting facilities. The Company is also pursuing alternative plans for a possible joint venture development which would provide for a second riverboat to be owned and operated by another casino company and construction of two separately-branded 300-room hotels, with jointly-owned shoreside facilities that would be managed by Harrah's. Any expansion project is subject to the receipt of necessary regulatory approvals and reaching a definitive agreement with the City of Shreveport. The development of the joint venture project is subject to reaching definitive joint venture agreements.

    The primary feeder markets for the casino are northwestern Louisiana and east Texas, including the Dallas/Fort Worth metropolitan area.

NORTH KANSAS CITY

    The Company owns and operates riverboat casino facilities situated on 55 acres of land in North Kansas City, Missouri. The facilities include a 295-foot classic sternwheeler-designed stationary riverboat, the North Star, with approximately 31,600 square feet of casino space, 1,043 slot machines and 53 table games. In May 1996, the Company opened a second casino at the North Kansas City property, the Mardi Gras, which is constructed on a floating stationary barge. At year end, with both boats operational, the facilities offered a combined total of approximately 62,100 square feet of casino space, 1,938 slot machines and 98 table games.

    Shoreside facilities were expanded in 1996 and at year end included a pavilion that housed three restaurants and 10,000 square feet of meeting space. In March 1996, construction was completed on a three-story 1,060-car parking garage and new surface parking. Total on-site parking, including valet parking, is now available for 2,738 cars.

    In December 1996, the $78 million expansion of the Harrah's North Kansas City facilities was completed with the opening of a Harrah's hotel which features 181 rooms and 19 suites. Additional property amenities include two snack bars, an arcade, swimming pool and exercise room.

    The casino's primary feeder market is the Kansas City metropolitan area.

UNDER DEVELOPMENT

ST. LOUIS-RIVERPORT

    The Company is opening on March 11, 1997 a riverboat casino project with Players International, Inc. ("Players") along the Missouri River in Maryland Heights, Missouri, in northwest St. Louis County, 16 miles from downtown St. Louis. The partnership formed by Harrah's and Players leases space to both Harrah's and Players in which to operate their separately branded casinos and specialty restaurants. Each company will operate two riverboat casinos. Each of the Harrah's riverboats will include approximately 26,000 square feet of gaming space, with a total of approximately 1,230 slot machines and 80 table games.

    A shoreside pavilion will include three restaurants, a snack bar, an entertainment lounge and retail space. Additional amenities will include a special events center and child care facilities. Also included in the shoreside facilities will be a 7-story 291-room Harrah's hotel, an 1,850-car parking garage and surface parking for 3,000 cars. Harrah's will manage the shoreside pavilion, hotel and parking areas for a fee.

    Approximately 74 acres of land being used for the development is owned by the Company and leased to the partnership. Approximately 140 acres of additional land included in the development is owned by the partnership.

    The total estimated investment by the Company is $180 million.

INDIAN GAMING

AK-CHIN

    Harrah's Phoenix Ak-Chin casino is owned by the Ak-Chin Indian Community and is located on approximately 20 acres of land on the Community's reservation, approximately 25 miles south of Phoenix, Arizona. The casino includes 38,000 square feet of casino space with 475 slot machines, 41 poker tables, bingo, keno, two restaurants, an entertainment lounge, 3,250 square feet of meeting room space and a retail shop. The complex has customer parking for approximately 1,300 cars and has valet parking available. Harrah's manages the casino for a fee under a management contract expiring in December 1999. Renewal of the contract would require mutual agreement between Harrah's and the Ak-Chin Community and approval by the National Indian Gaming Commission ("NIGC").

    The primary feeder markets for the casino are Phoenix and Tucson.

SKAGIT VALLEY

    Harrah's Skagit Valley casino is located on approximately ten acres of land on the Upper Skagit Indian Reservation, approximately 70 miles north of Seattle, Washington. The casino includes 26,000 square feet of casino space with an 800-seat bingo parlor, 51 gaming tables, nine poker tables, keno and pull tabs. Non-gaming amenities include a 68-seat lounge with live entertainment and two restaurants, as well as an arcade and gift shop. The complex has customer parking for approximately 1,000 cars with valet service provided. Harrah's manages the casino for a fee under a management contract expiring in December 2002. Renewal of the contract would require mutual agreement between Harrah's and the Upper Skagit Indian Tribe and approval by the NIGC.

    The Company has guaranteed the Tribe's repayment of a bank loan, the proceeds of which were used to construct the Upper Skagit facility. At year end 1996, $20.9 million of the loan was outstanding. In addition, the Company has made loans to the tribe. As of December 31, 1996, the total amount outstanding under these loans was $4.6 million.

    The primary feeder markets for the casino are northwestern Washington state and southwestern Canada, including the Seattle and Bellingham, Washington and Vancouver, British Columbia metropolitan areas.

UNDER DEVELOPMENT

CHEROKEE

    Harrah's is currently developing a casino for the Eastern Band of Cherokee Indians on their reservation in Cherokee, North Carolina. The casino will include approximately 60,000 square feet of casino space with an estimated 1,800 video gaming machines. Additional facilities will consist of a 20,000 square foot multi-purpose entertainment room and two restaurants, as well as a snack bar and child care facilities. Harrah's will manage the casino for a fee under a management contract that has a five year term, commencing on the date the casino opens to the public. Renewal of the contract would require mutual agreement between Harrah's and the Cherokee Indian Tribe and approval by the NIGC.

    Following NIGC approval of management and development agreements, construction of the facilities commenced in third quarter 1996, with completion targeted for fourth quarter 1997. Opening of the project is subject to various regulatory approvals.

    The Company has guaranteed the Tribe's repayment of a bank loan of $82 million, the proceeds of which are being used to construct the Cherokee facility. At year end 1996, $8.5 million of the loan had been drawn and was outstanding.

PRAIRIE BAND

    The Company has entered into management and development agreements with the Prairie Band of Potawatomi Indians in connection with the proposed development of a casino on lands owned by that tribe approximately 17 miles north of Topeka, Kansas. These agreements were approved by the NIGC in January 1997. The casino facilities are expected to include 27,000 square feet of casino space with 500 electronic gaming devices, 40 table games and a 500-seat bingo hall. The complex will also include a restaurant, a lounge and a 100-room hotel. The facilities will be managed by the Company for a fee under a management contract that has a five year term, commencing on the date the casino opens to the public. Renewal of the contract would require mutual agreement between Harrah's and the Prairie Band and approval by the NIGC. Construction is expected to begin in April 1997 with completion expected in fourth quarter 1997. Opening of the project is subject to various regulatory approvals.

    The Company expects that the proposed project will be financed by a bank loan of approximately $37 million that would be guaranteed by the Company.

OTHER

    The Company has entered into preliminary management and development agreements with other Indian communities in connection with the proposed development of casino entertainment facilities on lands owned by the respective tribes. These agreements are subject to various conditions including approval by the NIGC and other governmental approvals. Development of the casino facilities, which would be managed by the Company for a fee, will not commence until NIGC approval and other required approvals are received. The Company expects the proposed projects will be financed by bank loans that would be guaranteed by the Company.

SODAK GAMING, INC.

    The Company owns approximately 14% of Sodak Gaming, Inc. ("Sodak"), the stock of which is publicly-traded. Sodak is a leading distributor of electronic gaming machines and gaming-related products and systems. Under terms of an agreement with International Game Technology ("IGT") expiring in May 1998, Sodak is the exclusive distributor for IGT of its gaming equipment in the states of North Dakota, South Dakota and Wyoming, and on Native American Reservations in the United States (except Nevada, New Jersey and Hawaii). This distribution agreement continues from year to year after May 1998, until it is cancelled. Sodak also has an international distributorship agreement with IGT for gaming equipment.

    In addition, Sodak also is in the business of financing, developing and managing Native American and commercial casino businesses in the United States and abroad.

                                     OTHER

    In addition to the above, the Company is actively pursuing a variety of casino entertainment opportunities in various jurisdictions both domestically and abroad, including land-based, riverboat casino and Indian gaming projects in the United States. A number of these projects, if they go forward, could require significant capital investments by the Company.

                                   TRADEMARKS

    The following trademarks used herein are owned by the Company:
Harrah's-Registered Trademark-; Bill's-Registered Trademark-; Harrah's Northern Star-SM-; Harrah's North Star-SM-; Harrah's Southern Star II-SM-;
ShreveStar-SM-; Harrah's Tunica Mardi Gras Casino-SM-; and South Shore Showroom-SM-. The name "Harrah's" is registered as a service mark in the United States and in certain foreign countries, including New Zealand. The Company considers all of these marks, and the associated name recognition, to be valuable to its business.

                                  COMPETITION

    Harrah's, which operates land-based, dockside, riverboat and Indian casino facilities in all of the traditional, and many of the new, U.S. casino entertainment jurisdictions, as well as a land-based casino in New Zealand, competes with numerous casinos and casino hotels of varying quality and size in the market areas where its properties are located, with other resorts and vacation areas, and with various other casino entertainment businesses. The casino entertainment business is characterized by competitors which vary considerably by their size, number of operations, brand, marketing and growth strategies, level of amenities and geographic diversity. In certain areas such as Las Vegas, Harrah's competes with a wide range of casinos, some of which are significantly larger and newer and offer substantially more non-gaming activities to attract customers.

    In most markets, Harrah's competes directly with other casino facilities operating in the immediate and surrounding market areas. In major casino destinations, such as Las Vegas and Atlantic City, Harrah's faces competition from other markets in addition to direct competition in its market areas.

    Harrah's believes it is well positioned to take advantage of any further legalization of casino gaming, the trend of positive consumer acceptance of casino gaming as an entertainment activity, and increased visitation to casino facilities. However, the expansion of casino entertainment also presents competitive issues for Harrah's. The expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of the Company's competitors has intensified competition in many markets in which the Company competes, particularly riverboat casino markets, and this intensification of competition can be expected to continue. These competitive pressures have adversely affected the financial performance of the Company in certain markets and, the Company believes, has also adversely affected the financial performance of certain other companies operating in these markets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Effects of Current Economic and Political Conditions" on pages 32 and 33 and portions of "Management's Discussion and Analysis--Division Operating Results and Development Plans on pages 26 and 27 of the Annual Report, which pages are incorporated herein by reference.

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

    HOC, a direct subsidiary of Harrah's, and Harrah's Las Vegas, Inc. and Harrah's Laughlin, Inc., each an indirect subsidiary of Harrah's (hereinafter collectively referred to as the "Gaming Subsidiaries"), are required to be licensed by the Nevada Gaming Authorities to enable Harrah's to operate casinos at Harrah's Lake Tahoe, Bill's Lake Tahoe Casino, Harrah's Reno, Harrah's Las Vegas, and Harrah's Laughlin. The gaming licenses require the periodic payment of fees and taxes and are not transferable. Harrah's is registered with the Nevada Commission as a publicly-traded corporation ("Registered Corporation"), and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, the Gaming Subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. Harrah's and the

Gaming Subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

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

    Harrah's and HOC may not make a public offering of their securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On April 25, 1996, the Nevada Commission granted Harrah's and HOC prior approval to make offerings for a period of one year, subject to certain conditions ("Shelf Approval"). The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful. Harrah's and HOC are in the process of seeking a one year renewal of the Shelf Approval.

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

    The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Registered Corporation's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

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

    The Company is currently in material compliance with all applicable gaming laws, rules and regulations promulgated by the State of Nevada.

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

    The New Jersey Commission granted Marina a plenary casino license in connection with Harrah's Atlantic City in November 1981, and it has been renewed since then. In April 1996, the New Jersey Commission renewed the license for a four-year period and also found Harrah's and HOC to be qualified as holding companies of Marina.

    The Company is currently in material compliance with all applicable gaming laws, rules and regulations promulgated by the State of New Jersey.

GAMING-COLORADO

    As previously discussed under Items 1 and 2 (see page four herein), the Company has agreed to sell its interest in Eagle to Eagle, effective December 24, 1996, subject to approval by the Colorado Gaming Authorities, as hereinafter defined. Although the Company continues to guarantee $5 million in Eagle bank financing, the Company has the right to reacquire its interest if it is not released from the guaranty by March 31, 1997. The Company will terminate its management of the Central City and Black Hawk casinos owned by Eagle no later than March 31, 1997. Through the termination date, the Company's operations in Colorado have been and will be regulated as detailed below.

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

    The Colorado Gaming Authorities have full and complete access to any records of a licensee, as well as individuals associated with licensees, authority to investigate the background and conduct of licensees and their employees, and are empowered to bring disciplinary actions against licensees. The Colorado Gaming Authorities have the power to investigate the background of creditors of licensees as well. No interest in a licensee, once approved by the Commission, may be alienated in any fashion without the prior approval of the State of Colorado Limited Gaming Control Commission. Any person or entity may not have an interest in more than three retail gaming licenses.

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

    The constitutional amendment gave the State of Colorado Limited Gaming Control Commission the power to tax up to forty percent (40%) of the adjusted gross proceeds (generally defined as gross receipts less payments to customers as winnings) received by a licensee from limited gaming. Effective October 1, 1994, the tax schedule for the gaming year (October 1 to September 30) is as follows:

ADJUSTED GROSS PROCEEDS                                                           PERCENTAGE TAX
------------------------------------------------------------------------------  -------------------
Up to $2,000,000..............................................................               2%
$2,000,001 to $4,000,000......................................................               8%
$4,000,001 to $5,000,000......................................................              15%
$5,000,001 and over...........................................................              18%

For the same gaming year, the State gaming device fee is Seventy-Five Dollars ($75) per gaming device. In addition, local device fees are assessed by both Central City and Black Hawk. In Central City the current device fee is One Thousand Two Hundred Sixty-Five Dollars ($1,265) per device per year. In Black Hawk, Seven Hundred Fifty Dollars ($750) per device per year is the current device fee.

    The Company is currently in material compliance with all applicable gaming laws, rules and regulations promulgated by the State of Colorado.

GAMING-NEW ZEALAND

    The ownership and operation of casino gaming facilities in New Zealand are subject to the Casino Control Act of 1990 ("Casino Act") and the regulations promulgated thereunder. The gaming operations of Harrah's Sky City are subject to the licensing and regulatory control of the Casino Control Authority ("Authority").

    Pursuant to the Casino Act: (1) the predecessor of Harrah's Sky City applied for and was granted a Casino Premises License by the Authority; (2) Harrah's New Zealand, Inc., an indirect subsidiary of the Company, applied for and was granted a Casino Operator's License by the Authority; and (3) Harrah's Sky City entered into a Casino Agreement ("Management Agreement") with Harrah's New Zealand, Inc., which was approved by the Authority. Prior to granting the Licenses and approving the Management Agreement, the Authority conducted the relevant inquiries required by the Casino Act, including a thorough investigation into the honesty, financial stability, business skills and management structure of Harrah's Sky City, Harrah's New Zealand, Inc. and their respective associated persons and entities, and found both companies suitable for licensure.

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

    The Company is currently in material compliance with the Casino Act and all regulations promulgated thereunder.

GAMING-LOUISIANA (NEW ORLEANS)

    On November 22, 1995, Harrah's Jazz Company (referred to in this section as the "Casino Operator" or "HJC"), the partnership in which an indirect subsidiary of Harrah's owns an approximate 47% interest, and which has the contract (the "Casino Operating Contract") with the Louisiana Gaming Control Board ("LGCB") and previously with the LEDGC to operate the sole land-based casino (the "Gaming Facilities") in New Orleans, Louisiana, filed for protection under Chapter 11 of the Bankruptcy Code and ceased operation of the Basin Street Casino.

    See "New Orleans" and "Legal Proceedings" herein for further discussions of the New Orleans project and the legal proceedings filed in connection with the New Orleans project.

    Under the Casino Operating Contract, the Casino Operator has the authority to engage a separate indirect subsidiary of Harrah's, Harrah's New Orleans Management Company (the "Casino Manager" or "HNOMC"), to manage the Gaming Facilities. The ownership and operation of the Rivergate Casino are subject to pervasive governmental regulation, including regulation by the LEDGC and now by the LGCB in accordance with the terms of the Louisiana Economic Development and Gaming Corporation ("Gaming Act"), the rules and regulations promulgated thereunder from time to time (the "Rules and Regulations"), and the Casino Operating Contract. The LGCB is empowered to regulate a wide spectrum of gaming and non-gaming related activities.

    The Gaming Act authorized the LEDGC and now the LGCB, among other things, to enter into a casino operating contract with a casino operator for the conduct of casino gaming operations at a single land-based gaming establishment, having at least 100,000 square feet of useable space, to be located at the Rivergate site. The term of the contract is not to exceed a total of 20 years with one ten-year renewal option. Under the Plan filed in the bankruptcy proceedings, the minimum compensation payable to the LGCB from gaming operations at the Rivergate Casino will be 18 1/2% of gross gaming revenues, or $100 million annually, whichever is greater.

    The Gaming Act and the Rules and Regulations establish significant regulatory requirements with respect to gaming activities and the casino operator, including, without limitation, requirements with respect to minimum accounting and financial practices, standards for gaming devices and surveillance, licensure requirements for vendors and employees, standards for credit extension and collection, and permissible food services. Failure to comply with the Gaming Act and the Rules and Regulations could result in disciplinary action, including fines and suspension or revocation of a license or suitability. Certain regulatory violations could also constitute an event of default under the Casino Operating Contract.

    Under the Gaming Act, no person is eligible to receive a license or enter into a contract to conduct casino gaming operations unless, among other things, the LGCB is satisifed the applicant is suitable. The Gaming Act and the Rules and Regulations also require suitability findings for, among others, the casino manager, anyone with a direct ownership interest or the ability to control the casino operator or casino manager (as well as their intermediary and holding companies), certain officers and directors of such companies, and certain vendors and employees of the casino operator. Suitability requires a demonstration by each applicant, by clear and convincing evidence, that, among other things, (i) he is a person of good character, honesty and integrity, (ii) his prior activities, criminal record, if any, reputation, habits and associations do not pose a threat to the public interest of the State or the regulation and control of casino gaming or create or enhance the dangers of unsuitable, unfair or illegal practices, methods and activities in the conduct of gaming or the carrying on of the business and financial arrangements incidental thereto, and (iii) he is capable of and is likely to conduct the activities for which a license or contract is sought. In addition, to be found suitable for purposes of the Casino Operating Contract, the casino operator must demonstrate by clear and convincing evidence that: (i) it has or guarantees acquisition of adequate business competence and experience in the operation of casino gaming operations; (ii) the proposed financing is adequate for the proposed operation and is from suitable sources; and (iii) it has or is capable of and guarantees the obtaining of a bond or satisfactory financial guarantee of sufficient amount, as determined by the LGCB, to guarantee successful completion of and compliance with the Casino Operating Contract or such other projects that are regulated by the LGCB.

    Under the Gaming Act and Rules and Regulations, the LGCB can also require that the holder of debt securities issued by the casino operator or its affiliated companies and the holders of equity interests in holding companies of the casino operator be found suitable. Any person holding or controlling a five percent or more equity interest in a non-publicly traded, direct or indirect, holding company of the casino operator or casino manager or ten percent or more equity interest in a publicly traded direct or indirect holding company of the casino operator or casino manager, is presumed to have the ability to control the casino operator or casino manager, as the case may be, requiring a finding of suitability, unless, among other things; (i) the presumption is rebutted by clear and convincing evidence; or (ii) the holder is one of several specified types of passive institutional investors holding a stated minimum amount of assets and, upon request, such institution files a certification stating that they do not have an intention to influence the affairs of the casino operator or casino manager.

    Under the Gaming Act and Rules and Regulations, the LGCB has the authority to deny, revoke, suspend, limit, condition, or restrict any finding of suitability. Under the Rules and Regulations, the LGCB also has the authority to take further action on the grounds that the person found suitable is associated with, or controls, or is controlled by, or is under common control with, an unsuitable or disqualified person. Under the Rules and Regulations and the Casino Operating Contract, if at any time the LGCB finds that any person required to be and remain suitable has failed to demonstrate suitability, the LGCB may, consistent with the Gaming Act and the Casino Operating Contract, take any action that the LGCB deems necessary to protect the public interest. Under the Rules and Regulations, however, if a person associated with the casino operator or an affiliate, intermediary, or holding company thereof has failed to be found or remain suitable, the LGCB shall not declare the casino operator or its affiliate, intermediary, or holding company, as the case may be, unsuitable if such companies comply with the conditional licensing provisions, take immediate good faith action and comply with any order of the LGCB to cause such person to dispose of its interest, and, before such disposition, ensure that the disqualified person does not receive any ownership benefits. The above safe harbor protections do not apply if: (i) the casino manager has failed to remain suitable, (ii) the casino operator is engaged in a relationship with the unsuitable person and had actual or constructive knowledge of the wrongdoing causing the LGCB's action, (iii) the casino operator is so tainted by such person that it affects the suitability of the casino operator under the standards of the Gaming Act, or (iv) the casino operator cannot meet the suitability standard contained in the Gaming Act and the Rules and Regulations.

    On July 15, 1994, the LEDGC entered into the Casino Operating Contract with HJC, which sets forth the general parameters of, among other things, the location and design and construction requirements of the Rivergate Casino, the agreed upon compensation requirements due to the LEDGC from gaming operations, the requirements for financing the Rivergate Casino, and other contractual and regulatory requirements. In connection with the execution of the Casino Operating Contract, the LEDGC found HJC, HNOMC and certain related intermediary and holding companies and certain of their officers and directors to be suitable. Since the bankruptcy filing by HJC, neither the LEDGC nor the LGCB has informed HJC or any other person required to be found suitable that it is taking action to revoke any finding of suitability in accordance with the Gaming Act or Rules and Regulations, nor has the LEDGC or the LGCB given any notice of default under the Casino Operating Contract.

    Under the Gaming Act, the LGCB has the right to set aside or renegotiate the provisions of the Casino Operating Contract if the casino operator is voluntarily or involuntarily placed in bankruptcy, receivership, conservatorship or similar status. It is believed that certain provisions of this statute may be unenforceable pursuant to Sections 365(e)(1) and 525 of the Bankruptcy Code. Nevertheless, the LGCB maintains it has the right to renegotiate the Casino Operating Contract in connection with the Plan. In addition, a law enacted as a result of the special session of the State legislature purports to provide authority to the Governor, subject to legislative approval, or to the State legislature, to set aside or order renegotiation or revocation of the Casino Operating Contract when the casino operator is placed in bankruptcy.

    Under the Plan and subject to certain approvals from the LGCB, the Casino Operating Contract requirements would be amended in certain respects, including the elimination of temporary casino operations, alterations of the size and scope of the Rivergate Casino and permission for a revised opening schedule for the Rivergate Casino. In addition, in connection with the Plan, certain rulings, approvals and findings of suitability will be required, including, findings of suitability with respect to any directors of the JCC entities and any persons having the ability to significantly affect the affairs thereof and certain other approvals relating to the modified design of the Rivergate Casino and the revised opening schedule.

GAMING-ILLINOIS

    The ownership and operation of a gaming riverboat in Illinois is subject to extensive regulation under Illinois gaming laws and regulations. A five-member Illinois Gaming Board is charged with such regulatory authority, including the issuance of riverboat gaming licenses not to exceed 10 in number. The granting of an owner's license involves a preliminary approval procedure in which the Illinois Gaming Board issues a finding of preliminary suitability to a license applicant and effectively reserves a gaming license for such applicant. The Board has issued all 10 licenses. Des Plaines Development Limited Partnership, of which 80% is owned by Harrah's Illinois Corporation, an indirect subsidiary of Harrah's, received an owner's license in 1993. Harrah's Illinois Corporation also holds a supplier's license, which entitles it to manage the Joliet riverboats for the partnership for a fee.

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

    The Company is currently in material compliance with all applicable gaming laws, rules and regulations promulgated by the State of Illinois.

    Bills have been introduced in the Illinois legislature proposing graduated gaming taxes that would be in excess of the taxes currently imposed. There has also been discussion of increasing the number of riverboat gaming licenses. There can be no assurance that these bills will not become law, or that similar legislation, legislation increasing the number of licenses or other legislation will not be introduced in the future, any of which could have a material adverse effect on the operating results of the Company's riverboats.

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

    The Mississippi Act requires that a person (including any corporation or other entity) be licensed to conduct gaming activities in the State of Mississippi. A license will be issued only for a specified location which has been approved in advance as a gaming site by the Mississippi Commission. Harrah's Vicksburg Corporation, an indirect subsidiary of Harrah's, is licensed to operate a riverboat casino in Vicksburg, Mississippi. Harrah's Tunica Corporation, another indirect subsidiary, is the general partner of Tunica Partners L.P. and Tunica Partners L.P.II, each of which is the licensed operator of a riverboat casino in Tunica, Mississippi. In addition, a parent company of a company holding a license must register under the Mississippi Act. Harrah's and HOC are registered with the Mississippi Commission.

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

    The Company is currently in material compliance with all applicable gaming laws, rules and regulations promulgated by the State of Mississippi.

GAMING-LOUISIANA (RIVERBOAT)

    The ownership and operation of a gaming riverboat in Louisiana is subject to extensive regulation under Louisiana gaming laws and regulations. A seven-member LGCB and the Riverboat Gaming Enforcement Division ("Division"), a part of the Louisiana State Police, are charged with such regulatory authority, including the issuance of riverboat gaming licenses. The number of licenses to conduct gaming on a riverboat is limited by statute to 15. No more than six licenses may be granted for the operation of gaming activities on riverboats in any one parish (county). In general, riverboat gaming in Louisiana can be conducted legally only on approved riverboats that cruise with certain exceptions including exceptions for certain portions of the Red River where riverboats can be continuously docked. Harrah's Shreveport Investment Company, Inc. an indirect subsidiary of Harrah's, is the general partner of, and owns 99% of, Red River Entertainment of Shreveport Partnership in Commendam, a Louisiana partnership which was granted a gaming license in April, 1994, to operate a continuously docked gaming riverboat. Harrah's Shreveport Management Company, Inc., another subsidiary, owns the remaining one percent of the Partnership and manages the riverboat, pursuant to an agreement with the Partnership.

    To obtain a gaming license, applicants must obtain certain Certificates of Approval from the LGCB and submit comprehensive application forms, be fingerprinted and undergo an extensive background investigation by the Division. An applicant is ineligible to receive a gaming license if the applicant has not established good character, honesty and integrity. Each license granted entitles a licensee to operate a riverboat and equipment thereon from a specific location. The duration of the license initially runs for five years; renewals are for one year terms. In determining whether to grant a license, the Division considers: (i) the good character, honesty and integrity of the applicant; (ii) the applicant's ability to conduct gaming operations; (iii) the adequacy and source of the applicant's financing; (iv) the adequacy of the design documents submitted; (v) the docking facilities to be used; (vi) applicant's plan to recruit, train, and upgrade minorities in employment and to provide for minority-owned business participation.

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

    The Company is currently in material compliance with all applicable gaming laws, rules and regulations promulgated by the State of Louisiana with respect to riverboat casinos.

GAMING-MISSOURI

    The ownership and operation of a gaming riverboat in Missouri is subject to extensive regulation under Missouri gaming laws and regulations. A five-member Missouri Gaming Commission ("Commission") is charged with such regulatory authority, including the issuance of riverboat gaming licenses. Harrah's North Kansas City Corporation, an indirect subsidiary of Harrah's, has been issued two licenses by the Commission to conduct riverboat gaming at its North Kansas City location. Harrah's Maryland Heights LLC, also an indirect subsidiary of the Company, has been issued two licenses by the Commission to conduct riverboat gaming at its Maryland Heights location. Gaming in Missouri can be conducted legally only on either excursion gambling boats or floating facilities approved by the Commission on the Mississippi and Missouri Rivers. Unless permitted to be continuously docked by the Commission for certain stated reasons, including safety, excursion gambling boats must cruise. The Commission has approved dockside gaming for the Company's riverboats in North Kansas City and Maryland Heights.

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

    Even if continuously docked, licensed riverboats must establish and abide by a cruise schedule. Riverboat cruises are required to be a minimum of two hours and a maximum of four hours. For the Company's riverboats in North Kansas City and Maryland Heights, which are and will be, respectively, continuously docked, passengers may board the riverboats for a 45-minute period at the beginning of a cruise. They may disembark at any time. There is a maximum loss per person per cruise of $500. Minimum and maximum wagers on games are set by the licensee and wagering may be conducted only with a cashless wagering system, whereby money is converted to tokens, electronic cards or chips which can only be used for wagering. No person under the age of 21 is permitted to wager, and wagers may only be taken from a person present on a licensed excursion gambling boat.

    The legislation imposes a 20% wagering tax on adjusted gross receipts (generally defined as gross receipts less payments to customers as winnings) from gambling games. The tax imposed is to be paid by the licensed owner to the Commission on the day after the day when the wagers were made. Of the proceeds of that tax, 10% goes to the local government where the home dock is located, and the remainder goes to the state education assistance fund.

    The legislation also requires that licensees pay a $2.00 admission tax for each person admitted to a gaming cruise. The licensed owner is required to maintain public books and records clearly showing amounts received from admission fees, the total amount of gross receipts and the total amount of adjusted gross receipts.

    The Company is currently in material compliance with all applicable gaming laws, rules and regulations promulgated by the State of Missouri.

INDIAN GAMING

    The terms and conditions of management contracts and the operation of casinos and all gaming on Indian land in the United States are subject to the Indian Gaming Regulatory Act of 1988 ("IGRA"), which is administered by the NIGC. IGRA is subject to interpretation by the Secretary of the Interior (the "Secretary") and NIGC and may be subject to judicial and legislative clarification or amendment.

    IGRA requires NIGC approval of management contracts for Class II and Class III gaming as well as the review of all agreements collateral to the management contracts. All contracts relating to Harrah's Phoenix Ak-Chin and Harrah's Skagit Valley casinos were approved by the NIGC. The NIGC will not approve a management contract if a director or a 10% shareholder of the management company: (i) is an elected member of the Indian tribal government which owns the facility purchasing or leasing the games; (ii) has been or is convicted of a felony gaming offense; (iii) has knowingly and willfully provided materially false information to the NIGC or the tribe; (iv) has refused to respond to questions from the NIGC; or (v) is a person whose prior history, reputation and associations pose a threat to the public interest or to effective gaming regulation and control, or create or enhance the chance of unsuitable activities in gaming or the business and financial arrangements incidental thereto. In addition, the NIGC will not approve a management contract if the management company or any of its agents have attempted to unduly influence any decision or process of tribal government relating to gaming, or if the management company has materially breached the terms of the management contract or the tribe's gaming ordinance, or a trustee, exercising due diligence, would not approve such management contract. A management contract can be approved only after NIGC determines that the contract provides, among other things, for: (i) adequate accounting procedures and verifiable financial reports, which must be furnished to the tribe; (ii) tribal access to the daily operations of the gaming enterprise, including the right to verify daily gross revenues and income; (iii) minimum guaranteed payments to the tribe, which must have priority over the retirement of development and construction costs; (iv) a ceiling on the repayment of such development and construction costs and (v) a contract term not exceeding five years and a management fee not exceeding 30% of net revenues (as determined by the NIGC); provided that the NIGC may approve up to a seven year term and a management fee not to exceed 40% of net revenues if NIGC is satisfied that the capital investment required, and the income projections for the particular gaming activity require the larger fee and longer term.

    There is no periodic or ongoing review of approved contracts by the NIGC. The only post-approval action which could result in possible modification or cancellation of a contract would be as the result of an enforcement action taken by the NIGC based on a violation of the law or an issue affecting suitability.

    IGRA established three separate classes of tribal gaming--Class I, Class II and Class III. Class I includes all traditional or social games solely for prizes of minimal value played by a tribe in connection with celebrations or ceremonies. Class II gaming includes games such as bingo, pulltabs, punchboards, instant bingo and non-banked card games (those that are not played against the house), such as poker. Class III gaming is casino-style gaming and includes banked table games such as blackjack, craps and roulette, and gaming machines such as slots, video poker, lotteries and parimutuel wagering. Both Harrah's Phoenix Ak-Chin and Harrah's Skagit Valley provide Class II gaming and as limited by the tribal-state compact, Class III gaming.

    IGRA prohibits all forms of Class III gaming unless the tribe has entered into a written agreement with the state that specifically authorizes the types of Class III gaming the tribe may offer (a "tribal-state compact"). IGRA requires states to negotiate in good faith with tribes that seek tribal-state compacts and grants Indian tribes the right to seek a federal court order to compel such negotiations. Some states have refused to enter into such negotiations. Tribes in several states sought federal court orders to compel such negotiations. The U. S. Supreme Court in the case of SEMINOLE V. STATE OF FLORIDA AND LAWTON CHILES, determined that this provision of IGRA is unconstitutional as a violation of the Eleventh Amendment to the United States Constitution which immunizes states from suit without the state's consent. The Court did not address, however, the possibility that IGRA allows the Secretary of the Department of the Interior to prescribe Class III gaming procedures where states refuse to enter into compacts with Indian tribes. Subsequent to this decision, the Secretary of the Interior gave advance notice of rule making related to Class III gaming. The issue of whether the Secretary has the authority to issue such regulations either generally or under IGRA can be expected to be litigated.

    These compacts provide among other things the manner and extent to which each state will conduct background investigations and certify the suitability of the manager, its officers, directors, and key employees to conduct gaming on tribal lands. The Company received temporary certification pending completion of its background check from the Arizona gaming authorities prior to opening the Phoenix Ak-Chin casino (and since has received its permanent certification) and certification from the Washington gaming authorities prior to the opening of the Skagit Valley casino.

    Title 25, Section 81 of the United States Code states that "no agreement shall be made by any person with any tribe of Indians, or individual Indians not citizens of the United States, for the payment or delivery of any money or other thing of value . . . in consideration of services for said Indians relative to their lands . . . unless such contract or agreement be executed and approved" by the Secretary or his or her designee. An agreement or contract for services relative to Indian lands which fails to conform with the requirements of Section 81 is void and unenforceable. All money or other thing of value paid to any person by any Indian or tribe for or on his or their behalf, on account of such services, in excess of any amount approved by the Secretary or his or her authorized representative will be subject to forfeiture. The Company believes that it has complied with the requirements of section 81 with respect to its management contracts for Harrah's Phoenix Ak-Chin and Harrah's Skagit Valley and intends to comply with Section 81 with respect to any other contract to manage casinos located on Indian land in the United States.

    Indian tribes are sovereign with their own governmental systems, which have primary regulatory authority over gaming on land within the tribes' jurisdiction. Therefore, persons engaged in gaming activities, including the Company, are subject to the provisions of tribal ordinances and regulations on gaming. These ordinances are subject to review by the NIGC under certain standards established by IGRA. The NIGC may determine that some or all of the ordinances require amendment, and that additional requirements, including additional licensing requirements, may be imposed on the Company. The Company has received no such notification regarding the Ak-Chin and Skagit Valley casinos. The possession of valid licenses from the Ak-Chin Indian Community and the Upper Skagit Indian Tribe are ongoing conditions of the Ak-Chin and Upper Skagit agreements.

    The Company is currently in material compliance with the IGRA and all applicable rules and regulations promulgated by the NIGC.

OTHER REGULATIONS

    The Company's businesses are subject to various federal, state and local laws and regulations in addition to gaming laws. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect the operating results of the Company.

                       FUEL SHORTAGES AND COSTS; WEATHER

    Although gasoline supplies are now in relative abundance, gasoline shortages and price increases may have adverse effects on the casino business of Harrah's. Access to several Harrah's casino entertainment facilities, including the Lake Tahoe and Reno areas of northern Nevada and Atlantic City, New Jersey, may be restricted from time to time during the winter months by bad weather which can cause road closures.

Such closures have at times adversely affected operating results at Harrah's Lake Tahoe, Harrah's Reno, Bill's Lake Tahoe Casino and Harrah's Atlantic City.

                               EMPLOYEE RELATIONS

    Harrah's, through its subsidiaries, has approximately 22,000 employees. Labor relations with employees are good.

    Harrah's subsidiaries have collective bargaining agreements covering approximately 2,800 employees. These agreements relate to certain casino, hotel and restaurant employees at Harrah's Atlantic City and Harrah's Las Vegas. Approximately 1,600 of these 2,800 employees are covered by collective bargaining agreements expiring in 1997. Negotiations for successor agreements will begin later this year prior to the expiration of the current contracts.

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

HAYNES, JR., WENDELL GAUTHIER, T. GEORGE SOLOMON, JR., DUPLAIN W. RHODES, III, HARRAH'S ENTERTAINMENT, INC., DONALDSON, LUFKIN & JENRETTE SECURITIES CORPORATION, SALOMON BROTHERS INC., AND BT SECURITIES CORP.; LOUIS SILVERMAN V. HARRAH'S ENTERTAINMENT, INC., HARRAH'S NEW ORLEANS INVESTMENT COMPANY, GRAND PALAIS CASINO, INC., PHILIP G. SATRE, COLIN V. REED, MICHAEL N. REGAN, CHRISTOPHER B. HEMMETER, AND DONALDSON, LUFKIN & JENRETTE SECURITIES CORPORATION; FLORENCE KESSLER V. PHILIP G. SATRE, COLIN V. REED, CHARLES A. LEDSINGER, JR., MICHAEL N. REGAN, LAWRENCE L. FOWLER, CHRISTOPHER B. HEMMETER, CEZAR M. FROELICH, ULRIC HAYNES, JR., WENDELL H. GAUTHIER, T. GEORGE SOLOMON, JR., DUPLAIN W. RHODES, III, DONALDSON, LUFKIN & JENRETTE SECURITIES CORPORATION, SALOMON BROTHERS INC., AND BT SECURITIES CORPORATION; WARREN ZEILLER AND JUDITH M.R. ZEILLER V. HARRAH'S ENTERTAINMENT CORP., MICHAEL D. ROSE, PHILIP G. SATRE, AND RON LENCZYCKI; AND CHARLES ZWERVING AND HELENE ZWERVING V. HARRAH'S ENTERTAINMENT CORP., PHILIP G. SATRE, COLIN V. REED, CHRISTOPHER B. HEMMETER, AND DONALDSON, LUFKIN & JENRETTE SECURITIES CORPORATION. Per Court Order of January 26, 1996, the above plaintiffs filed a consolidated complaint in the action numbered 95-3925 IN RE HARRAH'S ENTERTAINMENT, INC. SECURITIES LITIGATION. The consolidated complaint alleges that various misstatements and omissions were made in connection with the sale of Harrah's Jazz Company 14.25% First Mortgage Notes and thereafter, and seeks unspecified damages, as well as costs of legal proceedings. On February 26, 1997 the Company and all other defendants reached a tentative settlement agreement with plaintiffs. Pursuant to that agreement, members of the class will be entitled to receive certain shares in JCC Holding Company pursuant to the Plan of Reorganization for HJC or other monetary consideration from a settlement pool of $3.8 million. The settlement is contingent upon both plaintiffs' confirmation of certain data provided to them in the course of settlement discussions and approval by the United States District Court for the Eastern District of Louisiana.

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

    A settlement has been reached with the SWODY and POIRIER plaintiffs, which calls for a payment to be made by HJC in exchange for the dismissal of all actions, which settlement is contingent on the consummation of the Plan of Reorganization for HJC. That settlement has already been determined to be fair to all class members by the Bankruptcy Court.

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

    LOUISIANA ECONOMIC DEVELOPMENT AND GAMING CORPORATION V. HARRAH'S ENTERTAINMENT, INC. AND HARRAH'S OPERATING COMPANY, INC., Civil No. 424328, was filed on January 23, 1996 in the Nineteenth Judicial Court of the State of Louisiana, Parish of East Baton Rouge. On February 21, 1996, the Company and the other defendants removed the case to the Federal District Court for the Middle District of Louisiana and asked that it be transferred to the Bankruptcy Court handling the HJC bankruptcy. The case has been transferred. A motion for reconsideration has been filed by LEDGC. In this suit LEDGC seeks to require the Company and Harrah's Operating Company to complete construction of the permanent casino being developed by HJC under theories of breach of completion guarantee contract, breach of implied duty of good faith, detrimental reliance, misrepresentation and, in the alternative, seeks damages. The Company has filed an answer and counterclaim against LEDGC. LEDGC has moved to have that counterclaim dismissed and/or for summary judgment. No ruling has yet been made by the court. The defendants intend to vigorously defend the action and prosecute their counterclaim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not Applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                                                        POSITIONS AND OFFICES HELD AND PRINCIPAL
            NAME AND AGE                             OCCUPATIONS OR EMPLOYMENT DURING PAST 5 YEARS
-------------------------------------  --------------------------------------------------------------------------
Philip G. Satre (47).................  Director since 1989, Chairman of the Board since January 1997, President since April 1991 and Chief Executive Officer since April 1994 of
                                         Harrah's. Chief Operating Officer of Harrah's (1991-1994). President
                                         (1984-1995) of Harrah's Gaming Group. He is a member of the Executive
                                         Committee of Harrah's Jazz Company and a director and President of
                                         Harrah's Jazz Finance Corp., both of which filed petitions under Chapter
                                         11 of the United States Bankruptcy Code in November 1995. He is also a director and President of Harrah's New Orleans Investment Company which filed a petition under Chapter 11 of the United States Bankruptcy Code in December 1995.
Colin V. Reed (49)...................  Executive Vice President of Harrah's since September 1995. Senior Vice
                                         President, Corporate Development of Harrah's from May 1992 to September
                                         1995. Vice President, Corporate Development of Harrah's from November
                                         1989 to May 1992. He is also a director of Sodak Gaming, Inc. He is also a member of the Executive Committee of Harrah's Jazz Company and a
                                         director and a Senior Vice President of Harrah's Jazz Finance Corp.,
                                         both of which filed petitions under Chapter 11 of the United States
                                         Bankruptcy Code in November 1995. He is a director and Senior Vice
                                         President of Harrah's New Orleans Investment Company which filed a petition under Chapter 11 of the United States Bankruptcy Code in
                                         December 1995.
John M. Boushy (42)..................  Senior Vice President, Information Technology and Corporate Marketing
                                         Services of Harrah's since June 1993. Vice President, Strategic
                                         Marketing of Harrah's from April 1989 to June 1993.
Charles A. Ledsinger, Jr. (47).......  Senior Vice President and Chief Financial Officer of Harrah's since August
                                         1990. Treasurer of Harrah's from August 1996 to October 1996. He also is a director of Perkins Management Company, Inc., a privately-held general partner of Perkins Family Restaurants, L.P., a publicly-traded limited partnership, and he is a director of TBC Corporation. He is a Senior
                                         Vice President of Harrah's Jazz Finance Corp. which filed a petition under Chapter 11 of the United States Bankruptcy Code in November 1995.
Bradford W. Morgan (51)..............  Senior Vice President, Marketing of Harrah's since May 1995. Executive
                                         Vice President, Marketing of the Company's Gaming Group from June 1994 to May 1995. Executive Vice President, Marketing & Sales of Visa U.S.A.
                                         from July 1988 to June 1994.
Ben C. Peternell (51)................  Senior Vice President, Corporate Human Resources and Communications of
                                         Harrah's since November 1989. He is also a director of Promus Hotel
                                         Corporation.
E. O. Robinson, Jr. (57).............  Senior Vice President and General Counsel of Harrah's since April 1993 and
                                         Secretary of Harrah's from November 1989 to October 1995. Vice President and Associate General Counsel of Harrah's from November 1989 to April
                                         1993.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

    The Company's Common Stock is listed on the New York Stock Exchange and traded under the ticker symbol "HET". The stock is also listed on the Chicago Stock Exchange, the Pacific Stock Exchange and the Philadelphia Stock Exchange.

    The following table sets forth the high and low price per share of the Company's Common Stock for the last two years:

                                                                                          HIGH                  LOW
                                                                                         -----                 -----
1995
  First Quarter*................................................................         37        7/8         30
  Second Quarter*...............................................................         45        7/8         37
  Third Quarter.................................................................         33        1/8         25
  Fourth Quarter................................................................         29        3/8         22        1/8
1996
  First Quarter.................................................................         30        1/4         24
  Second Quarter................................................................         38        7/8         27
  Third Quarter.................................................................         28        3/8         17        1/4
  Fourth Quarter................................................................         21        3/4         16        3/8

------------------------

* Prior to July 3, 1995, prices include the value of shares of Promus Hotel Corporation ("PRH") which was spun off to stockholders on June 30, 1995, in the form of a special dividend, on a basis of one share of PRH stock for each two shares of Harrah's. The average of the high and low share prices of PRH on July 3, 1995, its first day of trading, was $22.625 or $11.31 per Harrah's share.

    The approximate number of holders of record of the Company's Common Stock as of January 31, 1997, is as follows:

                                                                         APPROXIMATE NUMBER OF
TITLE OF CLASS                                                             HOLDERS OF RECORD
----------------------------------------------------------------------  -----------------------
Common Stock, Par Value $0.10 per share...............................            13,241

    The Company does not presently intend to declare cash dividends. The terms of the Company's bank facility substantially limit the Company's ability to pay cash dividends on Common Stock and limitations are also contained in agreements covering other debt of the Company. See "Management's Discussion and Analysis--Intercompany Dividend Restriction" on page 33 of the Annual Report and
Note 15 to the consolidated financial statements on page 46 of the Annual Report, which pages are incorporated herein by reference. When permitted under the terms of the bank facility and the other debt, the declaration and payment of dividends is at the discretion of the Board of Directors of the Company. In October 1996, the Board of Directors of the Company approved a stock repurchase plan which authorizes the purchase of up to ten percent of the Company's outstanding common stock. The repurchase of stock under this plan, which expires December 31, 1997, is treated as a dividend for purposes of the Company's debt agreements. The Board of Directors of the Company intends to reevaluate its dividend policy in the future in light of the Company's results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA.

    See the information for the years 1992 through 1996 set forth under "Financial and Statistical Highlights" on pages 4 and 5 of the Annual Report, which pages are incorporated herein by reference.

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

EXECUTIVE OFFICERS

    See "Executive Officers of the Registrant" on page 35 in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION.

    See the information set forth in the sections of the Proxy Statement entitled "Compensation of Directors," "Summary Compensation Table," "Option Grants in the Last Fiscal Year," "Aggregated Option Exercises in 1996 and December 31, 1996 Option Values," "Ten-year Option/SAR Repricings" and "Certain Employment Arrangements," which sections are incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) 1. Financial statements (including related notes to consolidated financial statements)* filed as part of this report are listed below:

        Report of Independent Public Accountants.

        Consolidated Balance Sheets as of December 31, 1996 and 1995.

        Consolidated Statements of Income for the Years Ended December 31, 1996, 1995 and 1994.

        Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1995
          and 1994.

        Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994.

    2. Schedules for the years ended December 31, 1996, 1995 and 1994, are as follows:

    NO.
-----------

         I   -Condensed financial information of registrant

        II   -Consolidated valuation and qualifying accounts

    Schedules III, IV, and V are not applicable and have therefore been omitted.

    3. Exhibits (footnotes appear on pages 46 and 47)

    NO.
------------

        3(1)  -Certificate of Incorporation of The Promus Companies Incorporated; Certificate of Amendment of
               Certificate of Incorporation of The Promus Companies Incorporated dated April 29, 1994; Certificate of Amendment of Certificate of Incorporation of The Promus Companies Incorporated dated May 26, 1995;
               and Certificate of Amendment of Certificate of Incorporation of The Promus Companies Incorporated
               dated June 30, 1995, changing its name to Harrah's Entertainment, Inc. (25)

        3(2)  -Bylaws of the Company, as amended April 5, 1995. (5)

        4(1)  -Rights Agreement dated as of October 5, 1996, between Harrah's Entertainment, Inc. and The Bank of
               New York, which includes the form of Certificate of Designations of Series A Special Stock of
               Harrah's Entertainment, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Special Shares as Exhibit C. (3)

      **4(2)  -First Amendment, dated as of February 21, 1997, to Rights Agreement between Harrah's Entertainment,
               Inc. and The Bank of New York.

      **4(3)  -Certificate of Elimination of Series B Special Stock of Harrah's Entertainment, Inc., dated February
               21, 1997.

      **4(4)  -Certificate of Designations of Series A Special Stock of Harrah's Entertainment, Inc., dated February
               21, 1997.

------------------------

*   Incorporated by reference from pages 34 through 48 of the Annual Report.

**  Filed herewith

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

       4(10)  -Interest Swap Agreement between Bank of America National Trust and Savings Association and Embassy
               Suites, Inc. dated May 14, 1993. (6)

       4(11)  -Interest Swap Agreement between NationsBank of North Carolina, N. A. and Embassy Suites, Inc. dated
               May 18, 1993. (6)

       4(12)  -Interest Swap Agreement between Bank of America National Trust and Savings Association and Harrah's
               Operating Company, Inc. dated December 21, 1995. (25)

       4(13)  -Interest Swap Agreement between NationsBank, N. A. (Carolinas) and Harrah's Entertainment, Inc. dated
               December 21, 1995. (25)

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

     **10(3)  -Second Amendment to Credit Agreement, dated as of October 15, 1996, among Harrah's Entertainment,
               Inc., Harrah's Operating Company, Inc., Marina Associates, various lending institutions, Bankers
               Trust Company, The Bank of New York, CIBC, Inc., Credit Lyonnais, Atlanta Agency, First Interstate
               Bank of Nevada, N.A., The Long-Term Credit Bank of Japan, Limited, New York Branch, NationsBank of
               Georgia, N.A., Societe Generale and The Sumitomo Bank, Limited, New York Branch, as Agents, and
               Bankers Trust Company, as Administrative Agent.

       10(4)  -Amended and Restated Reimbursement Agreement, dated as of July 22, 1993, among Embassy Suites, Inc.,
               The Promus Companies Incorporated, Marina Associates and The Sumitomo Bank, Limited, New York Branch.
               (19)

       10(5)  -Master Collateral Agreement, dated as of July 22, 1993, among The Promus Companies Incorporated,
               Embassy Suites, Inc., the other Collateral Grantors parties thereto, Bankers Trust Company, as
               Administrative Agent, and Bankers Trust Company as Collateral Agent. (19)

       10(6)  -First Amendment to Master Collateral Agreement, dated as of June 30, 1995, among The Promus Companies
               Incorporated, Embassy Suites, Inc., the other Collateral Grantors parties thereto, Bankers Trust
               Company, as Administrative Agent, and Bankers Trust Company as Collateral Agent amending the Master
               Collateral Agreement, dated as of July 22, 1993, among The Promus Companies Incorporated, Embassy
               Suites, Inc., the other Collateral Grantors parties thereto, Bankers Trust Company, as Administrative
               Agent, and Bankers Trust Company as Collateral Agent. (10)

       10(7)  -Security Agreement dated as of July 22, 1993, among Embassy Suites, Inc., the Collateral Grantors parties thereto and Bankers Trust Company, as Collateral Agent. (19)

       10(8)  -First Amendment to Security Agreement, dated as of June 30, 1995, among Embassy Suites, Inc., the
               Collateral Grantors parties thereto and Bankers Trust Company, as Collateral Agent, amending the
               Security Agreement dated as of July 22, 1993, among Embassy Suites, Inc., the Collateral Grantors parties thereto and Bankers Trust Company, as Collateral Agent. (10)

       10(9)  -Deed of Trust, Leasehold Deed of Trust, Assignment, Assignment of Leases and Rents, Security
               Agreement and Financing Statement, dated as of July 22, 1993, from Embassy Suites, Inc., Harrah's
               Laughlin, Inc., and Harrah's Reno Holding Company, Inc., the Grantors, to First American Title
               Company of Nevada, as Trustee, for the benefit of Bankers Trust Company, as Beneficiary. (19)

------------------------

**  Filed herewith

      10(10)  -First Amendment to Deed of Trust, Leasehold Deed of Trust, Assignment, Assignment of Leases and
               Rents, Security Agreement and Financing Statement, dated as of June 30, 1995, among Embassy Suites,
               Inc., Harrah's Laughlin, Inc., Harrah's Reno Holding Company, Inc., Harrah's, Harrah's Club and
               Harrah's Las Vegas, Inc., the Collateral Grantors, and Bankers Trust Company as Collateral Agent and
               Beneficiary, amending the Deed of Trust, Leasehold Deed of Trust, Assignment, Assignment of Leases
               and Rents, Security Agreement and Financing Statement, dated as of July 22, 1993, from Embassy
               Suites, Inc., Harrah's Laughlin, Inc., and Harrah's Reno Holding Company, Inc., the Grantors, to
               First American Title Company of Nevada, as Trustee, for the benefit of Bankers Trust Company, as
               Beneficiary. (10)

      10(11)  -Mortgage, Leasehold Mortgage, Assignment, Assignment of Leases and Rents and Security Agreement,
               dated as of July 22, 1993, from Marina Associates and Embassy Suites, Inc., the Mortgagors, to
               Bankers Trust Company, as Collateral Agent and the Mortgagee. (19)

      10(12)  -First Amendment to Mortgage, Leasehold Mortgage, Assignment, Assignment of Leases and Rents and
               Security Agreement, dated as of June 30, 1995, among Embassy Suites, Inc., Marina Associates, the
               Mortgagors, to Bankers Trust Company, as Collateral Agent and the Mortgagee, amending the Mortgage,
               Leasehold Mortgage, Assignment, Assignment of Leases and Rents and Security Agreement, dated as of
               July 22, 1993, from Marina Associates and Embassy Suites, Inc., the Mortgagors, to Bankers Trust
               Company, as Collateral Agent and the Mortgagee. (10)

      10(13)  -Pledge Agreement, dated as of July 22, 1993, between The Promus Companies Incorporated and Bankers
               Trust Company, as Collateral Agent. (19)

      10(14)  -First Amendment to Parent Pledge Agreement, dated as of June 30, 1995, among The Promus Companies
               Incorporated and Bankers Trust Company, as Collateral Agent, amending the Pledge Agreement, dated as of July 22, 1993, between The Promus Companies Incorporated and Bankers Trust Company, as Collateral
               Agent. (10)

      10(15)  -Pledge Agreement, dated as of July 22, 1993, among Embassy Suites, Inc., ESI Equity Development
               Corporation, Harrah's, Harrah's Club, Casino Holding Company, and Bankers Trust Company, as the
               General Collateral Agent, and Bank of America Nevada as the Nevada Collateral Agent. (19)

      10(16)  -First Amendment to Company/Sub Pledge Agreement, dated as of June 30, 1995, among Embassy Suites,
               Inc., Harrah's, Harrah's Club, and Bankers Trust Company, as the General Collateral Agent, and Bank
               of America Nevada as the Nevada Collateral Agent, amending the Pledge Agreement, dated as of July 22,
               1993, among Embassy Suites, Inc., ESI Equity Development Corporation, Harrah's, Harrah's Club, Casino
               Holding Company, and Bankers Trust Company, as the General Collateral Agent, and Bank of America
               Nevada as the Nevada Collateral Agent. (10)

      10(17)  -Consent dated as of April 17, 1996 to Credit Agreement, dated as of June 9, 1995, among Harrah's
               Entertainment, Inc., Harrah's Operating Company, Inc., Marina Associates, various banks, Bankers
               Trust Company, The Bank of New York, CIBC, Inc., Credit Lyonnais, Atlanta Agency, First Interstate
               Bank of Nevada, N.A., The Long-Term Credit Bank of Japan, Limited, New York Branch, NationsBank of
               Georgia, N.A., Societe Generale and The Sumitomo Bank, Limited, New York Branch, as Agents, and
               Bankers Trust Company, as Administrative Agent. (11)

      10(18)  -Plan of Reorganization and Distribution Agreement, dated June 30, 1995, between The Promus Companies
               Incorporated and Promus Hotel Corporation. (10)

      10(19)  -Employee Benefits and Other Employment Matters Allocation Agreement, dated June 30, 1995, between The
               Promus Companies Incorporated and Promus Hotel Corporation. (10)

      10(20)  -Risk Management Allocation Agreement, dated June 30, 1995, between The Promus Companies Incorporated and Promus Hotel Corporation. (10)

      10(21)  -Tax Sharing Agreement, dated June 30, 1995, between The Promus Companies Incorporated and Promus
               Hotel Corporation. (10)

     +10(22)  -Form of Indemnification Agreement entered into by The Promus Companies Incorporated and each of its directors and executive officers. (1)

     +10(23)  -Financial Counseling Plan of Harrah's Entertainment, Inc. as amended January 1996. (25)

     +10(24)  -The Promus Companies Incorporated 1996 Non-Management Director's Stock Incentive Plan dated April 5,
               1995. (9)

     +10(25)  -The Promus Companies Incorporated Key Executive Officer Annual Incentive Plan dated February 24,
               1995. (10)

   **+10(26)  -Summary Plan Description of Executive Term Life Insurance Plan.

     +10(27)  -Form of Harrah's Entertainment, Inc.'s Annual Management Bonus Plan, as amended 1995. (25)

     +10(28)  -Form of Severance Agreement dated July 30, 1993, entered into with E. O. Robinson, Jr. and John M.
               Boushy. (22)

     +10(29)  -Severance Agreement, dated June 30, 1995, with Bradford W. Morgan. (10)

     +10(30)  -Amended and Restated Severance Agreement dated as of May 1, 1992 between The Promus Companies
               Incorporated and Michael D. Rose. (18)

   **+10(31)  -Form of Amendment, dated October 25, 1996, to Severance Agreements entered into with Michael D. Rose and Philip G. Satre.

     +10(32)  -Form of Amended and Restated Severance Agreement dated November 5, 1992, entered into with Charles A.
               Ledsinger, Jr., Ben C. Peternell, Philip G. Satre and Colin V. Reed. (18)

     +10(33)  -Amendment, dated February 25, 1994 and effective April 29, 1994, to Amended and Restated Severance
               Agreement dated November 5, 1992, between The Promus Companies Incorporated and Philip G. Satre. (21)

   **+10(34)  -Form of Amendment, dated October 25, 1996, to Severance Agreements entered into with Colin V. Reed,
               Charles A. Ledsinger, Jr., Ben C. Peternell, E. O. Robinson, Jr., Bradford W. Morgan and John M.
               Boushy.

     +10(35)  -Amended and Restated Employment Agreement, dated June 30, 1995, between Michael D. Rose and Harrah's
               Entertainment, Inc. (10)

     +10(36)  -Amendment dated as of December 19, 1995, to Amended and Restated Employment Agreement between Michael
               D. Rose and Harrah's Entertainment, Inc. (25)

     +10(37)  -Agreement, dated April 28, 1995, between Michael D. Rose and The Promus Companies Incorporated
               concerning treatment of stock options in spin-off. (10)

------------------------

**  Filed herewith

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.

     +10(38)  -Agreement, dated May 1, 1995, between Michael D. Rose and The Promus Companies Incorporated
               concerning treatment of Executive Deferred Compensation Plan account in spin-off. (10)

     +10(39)  -Employment Agreement dated as of February 25, 1994, and effective April 29, 1994, between The Promus
               Companies Incorporated and Philip G. Satre including exhibits thereto. (17)

     +10(40)  -The Promus Companies Incorporated 1990 Stock Option Plan. (12)

     +10(41)  -The Promus Companies Incorporated 1990 Stock Option Plan (as amended as of April 30, 1993). (20)

     +10(42)  -The Promus Companies Incorporated 1990 Stock Option Plan, as amended April 29, 1994. (8)

     +10(43)  -The Promus Companies Incorporated 1990 Stock Option Plan, as amended July 29, 1994. (21)

   **+10(44)  -Amendment, dated April 5, 1995, to The Promus Companies Incorporated 1990 Stock Option Plan as
               adjusted on December 12, 1996.

     +10(45)  -Revised Form of Stock Option (1990 Stock Option Plan). (25)

   **+10(46)  -Revised Form of Stock Option with attachments (1990 Stock Option Plan).

     +10(47)  -Form of memorandum agreement dated July 2, 1991, eliminating stock appreciation rights under stock options held by Charles A. Ledsinger, Jr., Ben C. Peternell and Philip G. Satre. (14)

     +10(48)  -Form of Agreement to Cancel Options dated as of December 16, 1994 entered into with Michael D. Rose,
               Philip G. Satre, Charles A. Ledsinger, Jr., Ben C. Peternell, Colin V. Reed, E. O. Robinson, Jr. and
               John M. Boushy. (7)

     +10(49)  -The Promus Companies Incorporated 1990 Restricted Stock Plan. (12)

     +10(50)  -Amendment, dated April 5, 1995, to The Promus Companies Incorporated 1990 Restricted Stock Plan. (9)

     +10(51)  -Revised Forms of Restricted Stock Award (1990 Restricted Stock Plan). (25)

   **+10(52)  -Revised Form of Restricted Stock Award (1990 Restricted Stock Plan).

     +10(53)  -Administrative Regulations, Long Term Compensation Plan (Restricted Stock Plan and Stock Option Plan)
               dated October 27, 1995. (25)

   **+10(54)  -Amendment to Administrative Regulations, Long Term Compensation Plan (Restricted Stock Plan and Stock
               Option Plan) dated December 12, 1996.

     +10(55)  -Deferred Compensation Plan dated October 16, 1991. (15)

     +10(56)  -Amendment, dated May 26, 1995, to The Promus Companies Incorporated Deferred Compensation Plan. (2)

     +10(57)  -Forms of Deferred Compensation Agreement. (25)

------------------------

**  Filed herewith

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.

     +10(58)  -Amended and Restated Executive Deferred Compensation Plan dated as of October 27, 1995. (25)

   **+10(59)  -Restated Amendment, dated July 18, 1996, to Harrah's Entertainment, Inc. Executive Deferred
               Compensation Plan.

     +10(60)  -Forms of Executive Deferred Compensation Agreement. (25)

     +10(61)  -Escrow Agreement dated February 6, 1990 between The Promus Companies Incorporated, certain subsidiaries thereof, and Sovran Bank, as escrow agent. (12)

     +10(62)  -First Amendment to Escrow Agreement dated January 31, 1990 among Holiday Corporation, certain subsidiaries thereof and Sovran Bank, as escrow agent. (12)

     +10(63)  -Amendment to Escrow Agreement dated as of October 29, 1993 among The Promus Companies Incorporated, certain subsidiaries thereof, and NationsBank, formerly Sovran Bank. (24)

     +10(64)  -Amendment, dated as of June 7, 1995, to Escrow Agreement among The Promus Companies Incorporated, certain subsidiaries thereof and NationsBank. (2)

     +10(65)  -Amendment, dated as of July 18, 1996, to Escrow Agreement between Harrah's Entertainment, Inc. and
               NationsBank. (26)

   **+10(66)  -Time Accelerated Restricted Stock Award Plan ("TARSAP") program dated December 12, 1996.

   **+10(67)  -Form of TARSAP Award.

   **+10(68)  -Form of Agreement, dated October 30, 1996, regarding cancellation and reissue of stock options, entered into with Michael D. Rose, Philip G. Satre, Colin V. Reed, Charles A. Ledsinger, Jr., Ben C.
               Peternell, E.O. Robinson, Jr., John M. Boushy and Bradford W. Morgan; and Form of Reissued Stock
               Option.

      10(69)  -Amended and Restated Partnership Agreement of Harrah's Jazz Company, dated as of March 15, 1994, among Harrah's New Orleans Investment Company, New Orleans/ Louisiana Development Corporation and
               Grand Palais Casino, Inc.; First Amendment to the Amended and Restated Partnership Agreement of
               Harrah's Jazz Company, effective as of March 15, 1994. (24)

      10(70)  -Second Amendment dated March 31, 1994 to the Amended and Restated Partnership Agreement of Harrah's
               Jazz Company. (8)

      10(71)  -Amended and Restated Third Amendment to the Amended and Restated Partnership Agreement of Harrah's
               Jazz Company. (16)

      10(72)  -Fourth Amendment to the Amended and Restated Partnership Agreement of Harrah's Jazz Company. (16)

      10(73)  -Indenture dated as of November 15, 1994 between Harrah's Jazz Company, Harrah's Jazz Finance Corp.
               and First National Bank of Commerce as Trustee for the First Mortgage Notes including form of First
               Mortgage Note. (16)

------------------------

**  Filed herewith

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.

      10(74)  -Cash Collateral and Disbursement Agreement among First National Bank of Commerce as Trustee, First
               National Bank of Commerce as Collateral Agent, Harrah's Jazz Company and Harrah's Jazz Finance Corp.,
               dated November 16, 1994. (16)

      10(75)  -Collateral Mortgage Note by Harrah's Jazz Company dated November 15, 1994. (16)

      10(76)  -Act of Collateral Mortgage and Collateral Assignment of Proceeds by Harrah's Jazz Company dated
               November 15, 1994. (16)

      10(77)  -Act of Collateral Assignment of Leases and Rents between Harrah's Jazz Company and First National
               Bank of Commerce as Collateral Agent dated November 15, 1994. (16)

      10(78)  -Act of Security Agreement and Pledge between Harrah's Jazz Company and First National Bank of
               Commerce as Collateral Agent dated November 15, 1994. (16)

      10(79)  -Pledge Agreement between Harrah's Jazz Company, Harrah's Jazz Finance Corp. and First National Bank
               of Commerce as Collateral Agent dated as of November 16, 1994. (16)

      10(80)  -Security Agreement among Harrah's Jazz Company, Harrah's Jazz Finance Corp. and First National Bank
               of Commerce as Collateral Agent dated as of November 16, 1994. (16)

      10(81)  -Security Agreement (Cash Collateral) among Harrah's Jazz Company, Harrah's Jazz Finance Corp. and
               First National Bank of Commerce as Trustee dated November 16, 1994. (16)

      10(82)  -Manager Subordination Agreement (First Mortgage Notes) among Harrah's Jazz Company, Harrah's New
               Orleans Management Company and First National Bank of Commerce as Trustee dated as of November 16,
               1994. (16)

      10(83)  -Amended Lease Agreement between the Rivergate Development Corporation, as Landlord and Harrah's Jazz
               Company, as Tenant and City of New Orleans, as Intervenor dated March 15, 1994. (13)

      10(84)  -Amended General Development Agreement between Rivergate Development Corporation and Harrah's Jazz
               Company and City of New Orleans, as Intervenor dated March 15, 1994. (4)

      10(85)  -Amendment to Amended Lease Agreement between Rivergate Development Corporation, as Landlord and
               Harrah's Jazz Company, as Tenant and City of New Orleans, as Intervenor dated October 5, 1994. (13)

      10(86)  -Agreement among the Rivergate Development Corporation, the City of New Orleans and Embassy Suites,
               Inc. and Harrah's Jazz Company, as intervenor, dated October 5, 1994 (the "Embassy Access
               Agreement"). (13)

      10(87)  -Casino Operating Contract between the Louisiana Economic Development and Gaming Corporation and
               Harrah's Jazz Company dated July 15, 1994. (4)

      10(88)  -First Amendment to Casino Operating Contract between the Louisiana Economic Development and Gaming
               Corporation and Harrah's Jazz Company dated August 31, 1994. (13)

      10(89)  -Amended and Restated Management Agreement between Harrah's New Orleans Management Company and
               Harrah's Jazz Company dated March 14, 1994. (4)

      10(90)  -Construction Agreement between Harrah's Jazz Company and Centex Landis Construction Co., Inc. dated
               October 10, 1994, for the construction of the Permanent Casino. (13)

      10(91)  -Design and Construction Agreement between Harrah's Jazz Company and Broadmoor dated October 10, 1994, for the construction of the parking structure. (13)

      10(92)  -Owner's Policy issued March 16, 1994 by First American Title Insurance Company to Harrah's Jazz
               Company with attachments. (16)

      10(93)  -Lender's Title Insurance Policy issued November 16, 1994 by First American Title Insurance Company
               together with reinsurance agreements. (16)

      10(94)  -Construction Lien Indemnity Obligation Agreement between Harrah's Jazz Company and Embassy Suites,
               Inc. dated October 12, 1994. (23)

      10(95)  -First Amendment to the Construction Lien Indemnity Obligation Agreement. (16)

      10(96)  -Specimen form of 14 1/4% First Mortgage Note Due 2001 of Harrah's Jazz Company and Harrah's Jazz
               Finance Corp. (16)

      10(97)  -Limited Partnership Agreement of Des Plaines Limited Partnership between Harrah's Illinois
               Corporation and John Q. Hammons, dated February 28, 1992; First Amendment to Limited Partnership
               Agreement of Des Plaines Limited Partnership dated as of October 5, 1992. (24)

        **11  -Computations of per share earnings.

        **12  -Computations of ratios.

        **13  -Portions of Annual Report to Stockholders for the year ended December 31, 1996. (27)

        **21  -List of subsidiaries of Harrah's Entertainment, Inc.

        **27  -Financial Data Schedule

------------------------

**  Filed herewith

FOOTNOTES

 (1) Incorporated by reference from the Company's Registration Statement on Form 10, File No. 1-10410, filed on December 13, 1989.

 (2) Incorporated by reference from the Company's Current Report on Form 8-K, filed June 15, 1995, File No. 1-10410.

 (3) Incorporated by reference from the Company's Current Report on Form 8-K, filed August 9, 1996, File No. 1-10410.

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

(11) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 13, 1996, File No. 1-10410.

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

(25) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed March 6, 1996, File No. 1-10410.

(26) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed November 12, 1996, File No. 1-10410.

(27) Filed herewith to the extent portions of such report are specifically included herein by reference.

    (b) No Reports on Form 8-K were filed during the fourth quarter of 1996 and thereafter through March 1, 1997.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                HARRAH'S ENTERTAINMENT, INC.

Dated: March 11, 1997           By:  /S/ PHILIP G. SATRE
                                     ..........................................
                                            (Philip G. Satre, Chairman,
                                       President and Chief Executive Officer)

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

                         SIGNATURE                                        TITLE                      DATE
----------------------------------------------------------------------------------------------  --------------

          /S/ JAMES L. BARKSDALE                            Director
 ............................................................                                    March 11, 1997
                    (James L. Barksdale)

         /S/ SUSAN CLARK-JOHNSON                            Director
 ............................................................                                    March 11, 1997
                   (Susan Clark-Johnson)

            /S/ JAMES B. FARLEY                             Director
 ............................................................                                    March 11, 1997
                     (James B. Farley)

            /S/ JOE M. HENSON                               Director
 ............................................................                                    March 11, 1997
                      (Joe M. Henson)

              /S/ RALPH HORN                                Director
 ............................................................                                    March 11, 1997
                        (Ralph Horn)

            /S/ R. BRAD MARTIN                              Director
 ............................................................                                    March 11, 1997
                      (R. Brad Martin)

           /S/ WALTER J. SALMON                             Director
 ............................................................                                    March 11, 1997
                     (Walter J. Salmon)

            /S/ PHILIP G. SATRE                             Director, Chairman, President and
 ............................................................   Chief Executive Officer          March 11, 1997
                     (Philip G. Satre)

            /S/ BOAKE A. SELLS                              Director
 ............................................................                                    March 11, 1997
                      (Boake A. Sells)

           /S/ EDDIE N. WILLIAMS                            Director
 ............................................................                                    March 11, 1997
                    (Eddie N. Williams)

            /S/ SHIRLEY YOUNG                               Director
 ............................................................                                    March 11, 1997
                      (Shirley Young)

       /S/ CHARLES A. LEDSINGER, JR.                        Chief Financial Officer
 ............................................................                                    March 11, 1997
                (Charles A. Ledsinger, Jr. )

           /S/ MICHAEL N. REGAN                             Controller And Principal
 ............................................................   Accounting Officer               March 11, 1997
                     (Michael N. Regan)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Harrah's Entertainment, Inc.:

    We have audited in accordance with generally accepted auditing standards, the financial statements included in Harrah's Entertainment, Inc. 1996 annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 3, 1997 (except with respect to the matter discussed in Note 16, as to which the date is February 28, 1997). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed under Item 14(a)2 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Memphis, Tennessee,
February 3, 1997.

                                                                      SCHEDULE I
                          HARRAH'S ENTERTAINMENT, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                                  1996        1995
                                                                                            ----------  ----------
                                          ASSETS
Cash......................................................................................  $        -  $        -
Investments in and advances to subsidiaries (eliminated in consolidation).................     719,821     585,624
                                                                                            ----------  ----------
                                                                                            $  719,821  $  585,624
                                                                                            ----------  ----------
                                                                                            ----------  ----------
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued taxes, including federal income taxes.............................................  $       75  $       75
                                                                                            ----------  ----------
Commitments and contingencies (Notes 2, 3, 7 and 8)
Stockholders' equity (Note 4)
  Common stock, $0.10 par value, authorized-360,000,000 shares, outstanding-102,969,699
    and 102,673,828 shares (net of 771,571 and 19,026 held in treasury)...................      10,297      10,267
  Capital surplus.........................................................................     385,941     362,783
  Retained earnings.......................................................................     290,797     204,838
  Unrealized gain on marketable equity securities held by a subsidiary....................      51,394      10,552
  Deferred compensation related to restricted stock.......................................     (18,683)     (2,891)
                                                                                            ----------  ----------
                                                                                               719,746     585,549
                                                                                            ----------  ----------
                                                                                            $  719,821  $  585,624
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                 The accompanying Notes to Financial Statements are an integral part of these balance sheets.

                            HARRAH'S ENTERTAINMENT, INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                  --------------------------------
                                                                                       1996        1995       1994
                                                                                  ---------  ----------  ---------
Revenues........................................................................  $       -  $        -  $       -
Costs and expenses..............................................................        150         182        466
                                                                                  ---------  ----------  ---------
Loss before income taxes and equity in subsidiaries'
  continuing earnings...........................................................       (150)       (182)      (466)
Income tax benefit..............................................................         57          64        163
                                                                                  ---------  ----------  ---------
Loss before equity in subsidiaries' continuing earnings.........................        (93)       (118)      (303)
Equity in subsidiaries' continuing earnings.....................................     98,990      78,928     50,287
                                                                                  ---------  ----------  ---------
Income from continuing operations...............................................     98,897      78,810     49,984
Discontinued operations (Note 1)
  Equity in subsidiaries' income from discontinued operations...................          -      21,230     36,319
  Spin-off transaction expenses, net of tax benefit of $5,134...................          -     (21,194)         -
                                                                                  ---------  ----------  ---------
Income before cumulative effect of change in accounting policy..................     98,897      78,846     86,303
Cumulative effect of change in accounting policy, net of tax benefit of $4,317
  (Note 6)......................................................................          -           -     (7,932)
                                                                                  ---------  ----------  ---------
Net income......................................................................  $  98,897  $   78,846  $  78,371
                                                                                  ---------  ----------  ---------
                                                                                  ---------  ----------  ---------

                 The accompanying Notes to Financial Statements
                   are an integral part of these statements.

                          HARRAH'S ENTERTAINMENT, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                      1996        1995        1994
                                                                                ----------  ----------  ----------
Cash flows from operating activities
  Net income..................................................................  $   98,897  $   78,846  $   78,371
  Adjustment to reconcile net income to cash flows from operating activities
    Equity in undistributed continuing earnings of subsidiaries...............     (98,990)    (78,928)    (50,287)
    Amortization..............................................................           -          31         271
    Discontinued operations
      Equity in subsidiaries' income from discontinued operations.............           -     (21,230)    (36,319)
      Spin-off transaction expenses, before income taxes......................           -      26,328           -
    Cumulative effect of change in accounting policy, before income taxes.....           -           -      13,924
    Other noncash items.......................................................          93      (5,047)     (5,960)
                                                                                ----------  ----------  ----------
          Cash flows from operating activities................................           -           -           -
                                                                                ----------  ----------  ----------
Cash flows from financing activities
  Distributions from subsidiary...............................................      13,014           -           -
  Treasury stock purchases (Note 4)...........................................     (13,014)          -           -
                                                                                ----------  ----------  ----------
          Cash flows from financing activities................................           -           -           -
                                                                                ----------  ----------  ----------
Net change in cash............................................................           -           -           -
Cash, beginning of period.....................................................           -           -           -
                                                                                ----------  ----------  ----------
Cash, end of period...........................................................  $        -  $        -  $        -
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

                 The accompanying Notes to Financial Statements
                   are an integral part of these statements.

                                                                      SCHEDULE I

                          HARRAH'S ENTERTAINMENT, INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1--BASIS OF ORGANIZATION

    Harrah's Entertainment, Inc. ("Harrah's" or the "Company"), a Delaware corporation, is a holding company, the principal assets of which are the capital stock of two subsidiaries, Harrah's Operating Company, Inc. ("HOC") and Aster Insurance Ltd. ("Aster"). These condensed financial statements should be read in conjunction with the consolidated financial statements of Harrah's and subsidiaries.

    On June 30, 1995, the Company completed a spin-off of its hotel business (the "PHC Spin-off") with the distribution to its stockholders on a one-for-two basis of the stock of a new entity, Promus Hotel Corporation ("PHC"). The Company had transferred its hotel operations to PHC prior to the PHC Spin-off. Through its subsidiaries, Harrah's, formerly The Promus Companies Incorporated, retained ownership of the casino entertainment business. As a result of the PHC Spin-off, Harrah's statements of income and cash flows for periods prior to the PHC Spin-off reflect the hotel business as discontinued operations.

NOTE 2--INVESTMENT IN ASTER

    The value of Harrah's investment in Aster has been reduced below zero. Harrah's negative investment in Aster at December 31, 1996 and 1995 was $10.4 million and $12.7 million, respectively, and is included in Investments in and advances to subsidiaries on the balance sheet. In addition, Harrah's has guaranteed the future payment by Aster of certain insurance-related liabilities.

NOTE 3--LONG-TERM DEBT

    Harrah's has no long-term debt obligations. Harrah's has guaranteed certain long-term debt obligations of HOC.

NOTE 4--STOCKHOLDERS' EQUITY

    In addition to its common stock, Harrah's has the following classes of stock authorized but unissued:

        Preferred stock, $100 par value, 150,000 shares authorized Special stock, 2,000,000 shares authorized -
         Series A, $1.125 par value

    In October 1996, Harrah's Board of Directors approved a plan which authorized the purchase in open market and other transactions of up to 10% of Harrah's outstanding shares of common stock. As of December 31, 1996, 759,400 shares had been purchased at an average price of $17.14 per share, and are being held in treasury. The Company expects to acquire additional shares from time to time at prevailing market prices through the December 31, 1997, expiration of the approved plan.

    In July 1996, Harrah's Board of Directors adopted a stockholder rights plan to replace the existing rights which expired on October 5, 1996. The new plan provides for one special stock purchase right (a "Right") to be attached to each outstanding share of Harrah's common stock. These Rights entitle the holder to purchase, under certain conditions, units consisting of fractional shares of Special Stock-Series A at a purchase price of $130 per unit, subject to adjustment. The Rights also, under certain conditions, entitle holders to purchase $260 worth of Harrah's common stock for $130. Under certain conditions, including a merger or business combination in which the Company is not the surviving corporation, each holder of a Right will have the right to purchase shares of common stock of the acquiring company with a market value equal to two times the then current exercise price of the Right. The Rights expire on

                          HARRAH'S ENTERTAINMENT, INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 4--STOCKHOLDERS' EQUITY (CONTINUED)
October 5, 2006, unless Harrah's Board of Directors decides it is in the best interests of the Company's stockholders to redeem them earlier at $0.01 per Right or upon occurrence of certain other events.

    On June 30, 1995, the PHC Spin-off was completed and the Company distributed to its stockholders the stock of PHC as a dividend on a one-for-two basis. To reflect this distribution, the $139.6 million book value of the net assets of discontinued operations as of the Spin-off date was charged against the Company's retained earnings.

NOTE 5--INCOME TAXES

    Harrah's files a consolidated tax return with its subsidiaries.

NOTE 6--CHANGE IN ACCOUNTING POLICY

    Effective January 1, 1994, Harrah's changed its accounting policy for its consolidated casinos relating to preopening costs. As a result of this change, operating results for the year ended December 31, 1994, reflect the cumulative charge against earnings, net of income taxes, of $7.9 million, or $0.08 per share, to write-off the unamortized preopening costs balances related to projects opened in prior years.

NOTE 7--COMMITMENTS AND CONTINGENCIES

    A Harrah's subsidiary owns an approximate 47% interest in a partnership named Harrah's Jazz Company ("Harrah's Jazz"). On November 22, 1995, Harrah's Jazz and its wholly-owned subsidiary, Harrah's Jazz Finance Corp., filed for Chapter 11 bankruptcy. Prior to the filing, Harrah's Jazz was operating a temporary casino in the New Orleans, Louisiana Municipal Auditorium (the "Temporary Casino") and constructing a new permanent casino facility on the site of the former Rivergate Convention Center in downtown New Orleans (the "Permanent Casino"). Harrah's Jazz ceased operation of the Temporary Casino and construction of the Permanent Casino on November 22, 1995 prior to the bankruptcy filings.

    Harrah's Jazz filed a plan of reorganization (the "Plan") with the Bankruptcy Court on April 3, 1996, and has filed several subsequent amendments to the Plan. If the Plan is consummated, such Harrah's subsidiary would invest an additional $75 million in the project and Harrah's and HOC would deliver new completion guaranties. Harrah's has also committed to provide up to $25 million in debtor-in-possession loans to Harrah's Jazz (which would count toward the $75 million investment referred to above). At December 31, 1996, HOC had advanced $17.2 million of this committed amount. If the Plan is consummated, Harrah's is also expected to provide additional guarantees or credit support related to reorganization financing.

NOTE 8--LITIGATION

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

                          HARRAH'S ENTERTAINMENT, INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 8--LITIGATION (CONTINUED)
    In March 1995, the Company entered into a settlement agreement (the Settlement) with Bass PLC (Bass) of all claims related to the Merger Agreement and Tax Sharing Agreement arising from the 1990 Spin-off of Promus and acquisition of the Holiday Inn hotel business by Bass. As a result of the Settlement, a charge of $49.2 million was recorded in 1994 on the books of HOC to accrue the estimated cost of the settlement, the related legal fees and other associated expenses.

                                                                     SCHEDULE II

                          HARRAH'S ENTERTAINMENT, INC.

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                                                          (IN THOUSANDS)
-----------------------------------------------------------------------------------------------------------------------------------
                              COLUMN A                                    COLUMN B           COLUMN C          COLUMN D    COLUMN E
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                             ADDITIONS
                                                                                        -------------------
                                                                                        CHARGED                            BALANCE
                                                                         BALANCE AT     TO COSTS   CHARGED    DEDUCTIONS   AT CLOSE
                                                                         BEGINNING        AND      TO OTHER      FROM         OF
                             DESCRIPTION                                 OF PERIOD      EXPENSES   ACCOUNTS    RESERVES     PERIOD
-----------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1996
Allowance for doubtful accounts
  Current............................................................     $10,910       $  7,814   $      -    $ (4,660)(A) $14,064
                                                                          -------       --------   --------   ----------   --------
                                                                          -------       --------   --------   ----------   --------
  Long-term..........................................................     $    75       $      -   $      -    $  4,553    $ 4,628
                                                                          -------       --------   --------   ----------   --------
                                                                          -------       --------   --------   ----------   --------
Reserve for impairment of long-lived assets..........................     $     -       $ 33,369   $      -    $      -    $33,369
                                                                          -------       --------   --------   ----------   --------
                                                                          -------       --------   --------   ----------   --------
Reserve for contingent liability exposure............................     $     -       $ 14,034   $      -    $ (4,553)   $ 9,481
                                                                          -------       --------   --------   ----------   --------
                                                                          -------       --------   --------   ----------   --------
Insurance allowances and reserves....................................     $49,821       $ 39,829   $      -    $(40,060)   $49,590
                                                                          -------       --------   --------   ----------   --------
                                                                          -------       --------   --------   ----------   --------

YEAR ENDED DECEMBER 31, 1995
Allowance for doubtful accounts
  Current............................................................     $ 9,551       $  5,910   $      -    $ (4,551)(A) $10,910
                                                                          -------       --------   --------   ----------   --------
                                                                          -------       --------   --------   ----------   --------
  Long-term..........................................................     $    75       $      -   $      -    $      -    $    75
                                                                          -------       --------   --------   ----------   --------
                                                                          -------       --------   --------   ----------   --------
Allowance for losses on property dispositions........................     $11,231       $      -   $      -    $(11,231)(B) $     -
                                                                          -------       --------   --------   ----------   --------
                                                                          -------       --------   --------   ----------   --------
Insurance allowances and reserves....................................     $49,448       $ 40,412   $      -    $(40,039)   $49,821
                                                                          -------       --------   --------   ----------   --------
                                                                          -------       --------   --------   ----------   --------

YEAR ENDED DECEMBER 31, 1994
Allowance for doubtful accounts
  Current............................................................     $ 9,252       $  5,731   $      -    $ (5,432)(A) $ 9,551
                                                                          -------       --------   --------   ----------   --------
                                                                          -------       --------   --------   ----------   --------
  Long-term..........................................................     $     -       $     75   $      -    $      -    $    75
                                                                          -------       --------   --------   ----------   --------
                                                                          -------       --------   --------   ----------   --------
Allowance for losses on property dispositions........................     $11,000       $    231   $      -    $      -    $11,231
                                                                          -------       --------   --------   ----------   --------
                                                                          -------       --------   --------   ----------   --------
Insurance allowances and reserves....................................     $39,859       $ 52,908   $      -    $(43,319)   $49,448
                                                                          -------       --------   --------   ----------   --------
                                                                          -------       --------   --------   ----------   --------

------------------------

(A) Uncollectible accounts written off, net of amounts recovered.

(B) Reduction of reserve due to disposition of subject property.

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

    As independent public accountants, we hereby consent to the incorporation of our report dated February 3, 1997 (except with respect to the matter discussed in Note 16, as to which the date is February 28, 1997), included in this Form 10-K for the year ended December 31, 1996, into the Company's previously filed Registration Statements File Nos. 33-32863, 33-32864, 33-32865, 33-59991,
33-59969, 33-59975, 33-59971 and 33-62783.

                                          ARTHUR ANDERSEN LLP

Memphis, Tennessee,
March 10, 1997.

                                 EXHIBIT INDEX

    NO.
------------

        3(1)  -Certificate of Incorporation of The Promus Companies Incorporated; Certificate of Amendment of
               Certificate of Incorporation of The Promus Companies Incorporated dated April 29, 1994;
               Certificate of Amendment of Certificate of Incorporation of The Promus Companies Incorporated
               dated May 26, 1995; and Certificate of Amendment of Certificate of Incorporation of The Promus
               Companies Incorporated dated June 30, 1995, changing its name to Harrah's Entertainment, Inc.
               (25)

        3(2)  -Bylaws of the Company, as amended April 5, 1995. (5)

        4(1)  -Rights Agreement dated as of October 5, 1996, between Harrah's Entertainment, Inc. and The
               Bank of New York, which includes the form of Certificate of Designations of Series A Special
               Stock of Harrah's Entertainment, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Special Shares as Exhibit C. (3)

      **4(2)  -First Amendment, dated as of February 21, 1997, to Rights Agreement between Harrah's
               Entertainment, Inc. and The Bank of New York.

      **4(3)  -Certificate of Elimination of Series B Special Stock of Harrah's Entertainment, Inc., dated
               February 21, 1997.

      **4(4)  -Certificate of Designations of Series A Special Stock of Harrah's Entertainment, Inc., dated
               February 21, 1997.

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

------------------------

**  Filed herewith

       4(11)  -Interest Swap Agreement between NationsBank of North Carolina, N. A. and Embassy Suites, Inc.
               dated May 18, 1993. (6)

       4(12)  -Interest Swap Agreement between Bank of America National Trust and Savings Association and
               Harrah's Operating Company, Inc. dated December 21, 1995. (25)

       4(13)  -Interest Swap Agreement between NationsBank, N. A. (Carolinas) and Harrah's Entertainment,
               Inc. dated December 21, 1995. (25)

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

     **10(3)  -Second Amendment to Credit Agreement, dated as of October 15, 1996, among Harrah's
               Entertainment, Inc., Harrah's Operating Company, Inc., Marina Associates, various lending institutions, Bankers Trust Company, The Bank of New York, CIBC, Inc., Credit Lyonnais,
               Atlanta Agency, First Interstate Bank of Nevada, N.A., The Long-Term Credit Bank of Japan,
               Limited, New York Branch, NationsBank of Georgia, N.A., Societe Generale and The Sumitomo
               Bank, Limited, New York Branch, as Agents, and Bankers Trust Company, as Administrative Agent.

       10(4)  -Amended and Restated Reimbursement Agreement, dated as of July 22, 1993, among Embassy Suites,
               Inc., The Promus Companies Incorporated, Marina Associates and The Sumitomo Bank, Limited, New
               York Branch. (19)

       10(5)  -Master Collateral Agreement, dated as of July 22, 1993, among The Promus Companies
               Incorporated, Embassy Suites, Inc., the other Collateral Grantors parties thereto, Bankers
               Trust Company, as Administrative Agent, and Bankers Trust Company as Collateral Agent. (19)

------------------------

**  Filed herewith

       10(6)  -First Amendment to Master Collateral Agreement, dated as of June 30, 1995, among The Promus
               Companies Incorporated, Embassy Suites, Inc., the other Collateral Grantors parties thereto,
               Bankers Trust Company, as Administrative Agent, and Bankers Trust Company as Collateral Agent
               amending the Master Collateral Agreement, dated as of July 22, 1993, among The Promus
               Companies Incorporated, Embassy Suites, Inc., the other Collateral Grantors parties thereto,
               Bankers Trust Company, as Administrative Agent, and Bankers Trust Company as Collateral Agent.
               (10)

       10(7)  -Security Agreement dated as of July 22, 1993, among Embassy Suites, Inc., the Collateral
               Grantors parties thereto and Bankers Trust Company, as Collateral Agent. (19)

       10(8)  -First Amendment to Security Agreement, dated as of June 30, 1995, among Embassy Suites, Inc., the Collateral Grantors parties thereto and Bankers Trust Company, as Collateral Agent, amending the Security Agreement dated as of July 22, 1993, among Embassy Suites, Inc., the
               Collateral Grantors parties thereto and Bankers Trust Company, as Collateral Agent. (10)

       10(9)  -Deed of Trust, Leasehold Deed of Trust, Assignment, Assignment of Leases and Rents, Security
               Agreement and Financing Statement, dated as of July 22, 1993, from Embassy Suites, Inc.,
               Harrah's Laughlin, Inc., and Harrah's Reno Holding Company, Inc., the Grantors, to First
               American Title Company of Nevada, as Trustee, for the benefit of Bankers Trust Company, as
               Beneficiary. (19)

      10(10)  -First Amendment to Deed of Trust, Leasehold Deed of Trust, Assignment, Assignment of Leases
               and Rents, Security Agreement and Financing Statement, dated as of June 30, 1995, among
               Embassy Suites, Inc., Harrah's Laughlin, Inc., Harrah's Reno Holding Company, Inc., Harrah's,
               Harrah's Club and Harrah's Las Vegas, Inc., the Collateral Grantors, and Bankers Trust Company
               as Collateral Agent and Beneficiary, amending the Deed of Trust, Leasehold Deed of Trust,
               Assignment, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated as of July 22, 1993, from Embassy Suites, Inc., Harrah's Laughlin, Inc., and Harrah's Reno
               Holding Company, Inc., the Grantors, to First American Title Company of Nevada, as Trustee,
               for the benefit of Bankers Trust Company, as Beneficiary. (10)

      10(11)  -Mortgage, Leasehold Mortgage, Assignment, Assignment of Leases and Rents and Security
               Agreement, dated as of July 22, 1993, from Marina Associates and Embassy Suites, Inc., the
               Mortgagors, to Bankers Trust Company, as Collateral Agent and the Mortgagee. (19)

      10(12)  -First Amendment to Mortgage, Leasehold Mortgage, Assignment, Assignment of Leases and Rents
               and Security Agreement, dated as of June 30, 1995, among Embassy Suites, Inc., Marina
               Associates, the Mortgagors, to Bankers Trust Company, as Collateral Agent and the Mortgagee,
               amending the Mortgage, Leasehold Mortgage, Assignment, Assignment of Leases and Rents and
               Security Agreement, dated as of July 22, 1993, from Marina Associates and Embassy Suites,
               Inc., the Mortgagors, to Bankers Trust Company, as Collateral Agent and the Mortgagee. (10)

      10(13)  -Pledge Agreement, dated as of July 22, 1993, between The Promus Companies Incorporated and
               Bankers Trust Company, as Collateral Agent. (19)

      10(14)  -First Amendment to Parent Pledge Agreement, dated as of June 30, 1995, among The Promus
               Companies Incorporated and Bankers Trust Company, as Collateral Agent, amending the Pledge
               Agreement, dated as of July 22, 1993, between The Promus Companies Incorporated and Bankers
               Trust Company, as Collateral Agent. (10)

      10(15)  -Pledge Agreement, dated as of July 22, 1993, among Embassy Suites, Inc., ESI Equity
               Development Corporation, Harrah's, Harrah's Club, Casino Holding Company, and Bankers Trust
               Company, as the General Collateral Agent, and Bank of America Nevada as the Nevada Collateral
               Agent. (19)

      10(16)  -First Amendment to Company/Sub Pledge Agreement, dated as of June 30, 1995, among Embassy
               Suites, Inc., Harrah's, Harrah's Club, and Bankers Trust Company, as the General Collateral
               Agent, and Bank of America Nevada as the Nevada Collateral Agent, amending the Pledge
               Agreement, dated as of July 22, 1993, among Embassy Suites, Inc., ESI Equity Development
               Corporation, Harrah's, Harrah's Club, Casino Holding Company, and Bankers Trust Company, as
               the General Collateral Agent, and Bank of America Nevada as the Nevada Collateral Agent. (10)

      10(17)  -Consent dated as of April 17, 1996 to Credit Agreement, dated as of June 9, 1995, among
               Harrah's Entertainment, Inc., Harrah's Operating Company, Inc., Marina Associates, various banks, Bankers Trust Company, The Bank of New York, CIBC, Inc., Credit Lyonnais, Atlanta
               Agency, First Interstate Bank of Nevada, N.A., The Long-Term Credit Bank of Japan, Limited,
               New York Branch, NationsBank of Georgia, N.A., Societe Generale and The Sumitomo Bank,
               Limited, New York Branch, as Agents, and Bankers Trust Company, as Administrative Agent. (11)

      10(18)  -Plan of Reorganization and Distribution Agreement, dated June 30, 1995, between The Promus
               Companies Incorporated and Promus Hotel Corporation. (10)

      10(19)  -Employee Benefits and Other Employment Matters Allocation Agreement, dated June 30, 1995, between The Promus Companies Incorporated and Promus Hotel Corporation. (10)

      10(20)  -Risk Management Allocation Agreement, dated June 30, 1995, between The Promus Companies
               Incorporated and Promus Hotel Corporation. (10)

      10(21)  -Tax Sharing Agreement, dated June 30, 1995, between The Promus Companies Incorporated and
               Promus Hotel Corporation. (10)

     +10(22)  -Form of Indemnification Agreement entered into by The Promus Companies Incorporated and each of its directors and executive officers. (1)

     +10(23)  -Financial Counseling Plan of Harrah's Entertainment, Inc. as amended January 1996. (25)

     +10(24)  -The Promus Companies Incorporated 1996 Non-Management Director's Stock Incentive Plan dated
               April 5, 1995. (9)

     +10(25)  -The Promus Companies Incorporated Key Executive Officer Annual Incentive Plan dated February
               24, 1995. (10)

   **+10(26)  -Summary Plan Description of Executive Term Life Insurance Plan.

     +10(27)  -Form of Harrah's Entertainment, Inc.'s Annual Management Bonus Plan, as amended 1995. (25)

     +10(28)  -Form of Severance Agreement dated July 30, 1993, entered into with E. O. Robinson, Jr. and
               John M. Boushy. (22)

     +10(29)  -Severance Agreement, dated June 30, 1995, with Bradford W. Morgan. (10)

------------------------

**  Filed herewith

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.

     +10(30)  -Amended and Restated Severance Agreement dated as of May 1, 1992 between The Promus Companies
               Incorporated and Michael D. Rose. (18)

   **+10(31)  -Form of Amendment, dated October 25, 1996, to Severance Agreements entered into with Michael
               D. Rose and Philip G. Satre.

     +10(32)  -Form of Amended and Restated Severance Agreement dated November 5, 1992, entered into with
               Charles A. Ledsinger, Jr., Ben C. Peternell, Philip G. Satre and Colin V. Reed. (18)

     +10(33)  -Amendment, dated February 25, 1994 and effective April 29, 1994, to Amended and Restated
               Severance Agreement dated November 5, 1992, between The Promus Companies Incorporated and
               Philip G. Satre. (21)

   **+10(34)  -Form of Amendment, dated October 25, 1996, to Severance Agreements entered into with Colin V.
               Reed, Charles A. Ledsinger, Jr., Ben C. Peternell, E. O. Robinson, Jr., Bradford W. Morgan and
               John M. Boushy.

     +10(35)  -Amended and Restated Employment Agreement, dated June 30, 1995, between Michael D. Rose and
               Harrah's Entertainment, Inc. (10)

     +10(36)  -Amendment dated as of December 19, 1995, to Amended and Restated Employment Agreement between
               Michael D. Rose and Harrah's Entertainment, Inc. (25)

     +10(37)  -Agreement, dated April 28, 1995, between Michael D. Rose and The Promus Companies Incorporated
               concerning treatment of stock options in spin-off. (10)

     +10(38)  -Agreement, dated May 1, 1995, between Michael D. Rose and The Promus Companies Incorporated
               concerning treatment of Executive Deferred Compensation Plan account in spin-off. (10)

     +10(39)  -Employment Agreement dated as of February 25, 1994, and effective April 29, 1994, between The
               Promus Companies Incorporated and Philip G. Satre including exhibits thereto. (17)

     +10(40)  -The Promus Companies Incorporated 1990 Stock Option Plan. (12)

     +10(41)  -The Promus Companies Incorporated 1990 Stock Option Plan (as amended as of April 30, 1993).
               (20)

     +10(42)  -The Promus Companies Incorporated 1990 Stock Option Plan, as amended April 29, 1994. (8)

     +10(43)  -The Promus Companies Incorporated 1990 Stock Option Plan, as amended July 29, 1994. (21)

   **+10(44)  -Amendment, dated April 5, 1995, to The Promus Companies Incorporated 1990 Stock Option Plan as
               adjusted on December 12, 1996.

     +10(45)  -Revised Form of Stock Option (1990 Stock Option Plan). (25)

   **+10(46)  -Revised Form of Stock Option with attachments (1990 Stock Option Plan).

     +10(47)  -Form of memorandum agreement dated July 2, 1991, eliminating stock appreciation rights under stock options held by Charles A. Ledsinger, Jr., Ben C. Peternell and Philip G. Satre. (14)

------------------------

**  Filed herewith

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.

     +10(48)  -Form of Agreement to Cancel Options dated as of December 16, 1994 entered into with Michael D.
               Rose, Philip G. Satre, Charles A. Ledsinger, Jr., Ben C. Peternell, Colin V. Reed, E. O.
               Robinson, Jr. and John M. Boushy. (7)

     +10(49)  -The Promus Companies Incorporated 1990 Restricted Stock Plan. (12)

     +10(50)  -Amendment, dated April 5, 1995, to The Promus Companies Incorporated 1990 Restricted Stock
               Plan. (9)

     +10(51)  -Revised Forms of Restricted Stock Award (1990 Restricted Stock Plan). (25)

   **+10(52)  -Revised Form of Restricted Stock Award (1990 Restricted Stock Plan).

     +10(53)  -Administrative Regulations, Long Term Compensation Plan (Restricted Stock Plan and Stock
               Option Plan) dated October 27, 1995. (25)

   **+10(54)  -Amendment to Administrative Regulations, Long Term Compensation Plan (Restricted Stock Plan
               and Stock Option Plan) dated December 12, 1996.

     +10(55)  -Deferred Compensation Plan dated October 16, 1991. (15)

     +10(56)  -Amendment, dated May 26, 1995, to The Promus Companies Incorporated Deferred Compensation
               Plan. (2)

     +10(57)  -Forms of Deferred Compensation Agreement. (25)

     +10(58)  -Amended and Restated Executive Deferred Compensation Plan dated as of October 27, 1995. (25)

   **+10(59)  -Restated Amendment, dated July 18, 1996, to Harrah's Entertainment, Inc. Executive Deferred
               Compensation Plan.

     +10(60)  -Forms of Executive Deferred Compensation Agreement. (25)

     +10(61)  -Escrow Agreement dated February 6, 1990 between The Promus Companies Incorporated, certain subsidiaries thereof, and Sovran Bank, as escrow agent. (12)

     +10(62)  -First Amendment to Escrow Agreement dated January 31, 1990 among Holiday Corporation, certain subsidiaries thereof and Sovran Bank, as escrow agent. (12)

     +10(63)  -Amendment to Escrow Agreement dated as of October 29, 1993 among The Promus Companies
               Incorporated, certain subsidiaries thereof, and NationsBank, formerly Sovran Bank. (24)

     +10(64)  -Amendment, dated as of June 7, 1995, to Escrow Agreement among The Promus Companies
               Incorporated, certain subsidiaries thereof and NationsBank. (2)

     +10(65)  -Amendment, dated as of July 18, 1996, to Escrow Agreement between Harrah's Entertainment, Inc.
               and NationsBank. (26)

   **+10(66)  -Time Accelerated Restricted Stock Award Plan ("TARSAP") program dated December 12, 1996.

   **+10(67)  -Form of TARSAP Award.

   **+10(68)  -Form of Agreement, dated October 30, 1996, regarding cancellation and reissue of stock options, entered into with Michael D. Rose, Philip G. Satre, Colin V. Reed, Charles A.
               Ledsinger, Jr., Ben C. Peternell, E.O. Robinson, Jr., John M. Boushy and Bradford W. Morgan;
               and Form of Reissued Stock Option.

------------------------

**  Filed herewith

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.

      10(69)  -Amended and Restated Partnership Agreement of Harrah's Jazz Company, dated as of March 15,
               1994, among Harrah's New Orleans Investment Company, New Orleans/Louisiana Development
               Corporation and Grand Palais Casino, Inc.; First Amendment to the Amended and Restated
               Partnership Agreement of Harrah's Jazz Company, effective as of March 15, 1994. (24)

      10(70)  -Second Amendment dated March 31, 1994 to the Amended and Restated Partnership Agreement of
               Harrah's Jazz Company. (8)

      10(71)  -Amended and Restated Third Amendment to the Amended and Restated Partnership Agreement of
               Harrah's Jazz Company. (16)

      10(72)  -Fourth Amendment to the Amended and Restated Partnership Agreement of Harrah's Jazz Company.
               (16)

      10(73)  -Indenture dated as of November 15, 1994 between Harrah's Jazz Company, Harrah's Jazz Finance
               Corp. and First National Bank of Commerce as Trustee for the First Mortgage Notes including form of First Mortgage Note. (16)

      10(74)  -Cash Collateral and Disbursement Agreement among First National Bank of Commerce as Trustee,
               First National Bank of Commerce as Collateral Agent, Harrah's Jazz Company and Harrah's Jazz
               Finance Corp., dated November 16, 1994. (16)

      10(75)  -Collateral Mortgage Note by Harrah's Jazz Company dated November 15, 1994. (16)

      10(76)  -Act of Collateral Mortgage and Collateral Assignment of Proceeds by Harrah's Jazz Company
               dated November 15, 1994. (16)

      10(77)  -Act of Collateral Assignment of Leases and Rents between Harrah's Jazz Company and First
               National Bank of Commerce as Collateral Agent dated November 15, 1994. (16)

      10(78)  -Act of Security Agreement and Pledge between Harrah's Jazz Company and First National Bank of
               Commerce as Collateral Agent dated November 15, 1994. (16)

      10(79)  -Pledge Agreement between Harrah's Jazz Company, Harrah's Jazz Finance Corp. and First National
               Bank of Commerce as Collateral Agent dated as of November 16, 1994. (16)

      10(80)  -Security Agreement among Harrah's Jazz Company, Harrah's Jazz Finance Corp. and First National
               Bank of Commerce as Collateral Agent dated as of November 16, 1994. (16)

      10(81)  -Security Agreement (Cash Collateral) among Harrah's Jazz Company, Harrah's Jazz Finance Corp.
               and First National Bank of Commerce as Trustee dated November 16, 1994. (16)

      10(82)  -Manager Subordination Agreement (First Mortgage Notes) among Harrah's Jazz Company, Harrah's
               New Orleans Management Company and First National Bank of Commerce as Trustee dated as of
               November 16, 1994. (16)

      10(83)  -Amended Lease Agreement between the Rivergate Development Corporation, as Landlord and
               Harrah's Jazz Company, as Tenant and City of New Orleans, as Intervenor dated March 15, 1994.
               (13)

      10(84)  -Amended General Development Agreement between Rivergate Development Corporation and Harrah's
               Jazz Company and City of New Orleans, as Intervenor dated March 15, 1994. (4)

      10(85)  -Amendment to Amended Lease Agreement between Rivergate Development Corporation, as Landlord and Harrah's Jazz Company, as Tenant and City of New Orleans, as Intervenor dated October 5,
               1994. (13)

      10(86)  -Agreement among the Rivergate Development Corporation, the City of New Orleans and Embassy
               Suites, Inc. and Harrah's Jazz Company, as intervenor, dated October 5, 1994 (the "Embassy
               Access Agreement"). (13)

      10(87)  -Casino Operating Contract between the Louisiana Economic Development and Gaming Corporation
               and Harrah's Jazz Company dated July 15, 1994. (4)

      10(88)  -First Amendment to Casino Operating Contract between the Louisiana Economic Development and
               Gaming Corporation and Harrah's Jazz Company dated August 31, 1994. (13)

      10(89)  -Amended and Restated Management Agreement between Harrah's New Orleans Management Company and
               Harrah's Jazz Company dated March 14, 1994. (4)

      10(90)  -Construction Agreement between Harrah's Jazz Company and Centex Landis Construction Co., Inc.
               dated October 10, 1994, for the construction of the Permanent Casino. (13)

      10(91)  -Design and Construction Agreement between Harrah's Jazz Company and Broadmoor dated October
               10, 1994, for the construction of the parking structure. (13)

      10(92)  -Owner's Policy issued March 16, 1994 by First American Title Insurance Company to Harrah's
               Jazz Company with attachments. (16)

      10(93)  -Lender's Title Insurance Policy issued November 16, 1994 by First American Title Insurance
               Company together with reinsurance agreements. (16)

      10(94)  -Construction Lien Indemnity Obligation Agreement between Harrah's Jazz Company and Embassy
               Suites, Inc. dated October 12, 1994. (23)

      10(95)  -First Amendment to the Construction Lien Indemnity Obligation Agreement. (16)

      10(96)  -Specimen form of 14 1/4% First Mortgage Note Due 2001 of Harrah's Jazz Company and Harrah's
               Jazz Finance Corp. (16)

      10(97)  -Limited Partnership Agreement of Des Plaines Limited Partnership between Harrah's Illinois
               Corporation and John Q. Hammons, dated February 28, 1992; First Amendment to Limited
               Partnership Agreement of Des Plaines Limited Partnership dated as of October 5, 1992. (24)

        **11  -Computations of per share earnings.

        **12  -Computations of ratios.

        **13  -Portions of Annual Report to Stockholders for the year ended December 31, 1996. (27)

        **21  -List of subsidiaries of Harrah's Entertainment, Inc.

        **27  -Financial Data Schedule

------------------------

**  Filed herewith

FOOTNOTES

 (1) Incorporated by reference from the Company's Registration Statement on Form 10, File No. 1-10410, filed on December 13, 1989.

 (2) Incorporated by reference from the Company's Current Report on Form 8-K, filed June 15, 1995, File No. 1-10410.

 (3) Incorporated by reference from the Company's Current Report on Form 8-K, filed August 9, 1996, File No. 1-10410.

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

(11) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 13, 1996, File No. 1-10410.

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

(25) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed March 6, 1996, File No. 1-10410.

(26) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed November 12, 1996, File No. 1-10410.

(27) Filed herewith to the extent portions of such report are specifically included herein by reference.