Form 10-Q
period 1997-03-31
HARRAHS ENTERTAINMENT INC
filed 1997-05-14
CIK 858339

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
      ENDED MARCH 31, 1997

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

         At March 31, 1997, there were outstanding 101,705,901 shares of the Company's Common Stock.






                                  Page 1 of 60
                              Exhibit Index Page 38

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                          Item 1. Financial Statements
                          ----------------------------

     The accompanying unaudited Consolidated Condensed Financial Statements of Harrah's Entertainment, Inc. ("Harrah's" or the "Company"), a Delaware corporation, have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's 1996 Annual Report to Stockholders.

                          HARRAH'S ENTERTAINMENT, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

(In thousands, except share amounts)

                                                          March 31, December 31,
                                                              1997         1996
                                                        ----------  -----------
ASSETS
Current assets
  Cash and cash equivalents                             $  103,135   $  105,594
  Receivables, less allowance for doubtful
    accounts of $15,542 and $14,064                         37,732       41,203
  Deferred income tax benefits                              25,455       25,551
  Prepayments and other                                     18,270       18,401
  Inventories                                               10,490       10,838
                                                        ----------   ----------
      Total current assets                                 195,082      201,587
                                                        ----------   ----------
Land, buildings, riverboats and equipment                2,039,679    1,977,960
Less: accumulated depreciation                            (609,367)    (588,066)
                                                        ----------   ----------
                                                         1,430,312    1,389,894
Investments in and advances to nonconsolidated
  affiliates                                               214,903      215,539
Deferred costs and other                                   162,540      167,053
                                                        ----------   ----------
                                                        $2,002,837   $1,974,073
                                                        ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                      $   36,966   $   44,934
  Construction payables                                     11,587       17,975
  Accrued expenses                                         160,585      139,892
  Current portion of long-term debt                          1,870        1,841
                                                        ----------   ----------
      Total current liabilities                            211,008      204,642

Long-term debt                                             937,608      889,538
Deferred credits and other                                 100,869       97,740
Deferred income taxes                                       36,546       45,443
                                                        ----------   ----------
                                                         1,286,031    1,237,363
                                                        ----------   ----------
Minority interests                                          17,011       16,964
                                                        ----------   ----------
Commitments and contingencies (Notes 3, 5, 6 and 7)

Stockholders' equity
  Common stock,  $0.10 par value,  authorized
    360,000,000  shares,  outstanding 101,705,901
    and 102,969,699 shares (net of 2,065,640 and
    771,571 shares held in treasury)                        10,170       10,297
  Capital surplus                                          385,636      385,941
  Retained earnings                                        285,244      290,797
  Unrealized gains on marketable equity securities          35,823       51,394
  Deferred compensation related to restricted stock        (17,078)     (18,683)
                                                        ----------   ----------
                                                           699,795      719,746
                                                        ----------   ----------
                                                        $2,002,837   $1,974,073
                                                        ==========   ==========

See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

(In thousands, except per share amounts)

                                                            First Quarter Ended
                                                          March 31,    March 31,
                                                              1997         1996
                                                          --------     --------
Revenues
  Casino                                                  $313,825     $321,146
  Food and beverage                                         45,691       43,914
  Rooms                                                     26,700       26,850
  Management fees                                            5,606        3,609
  Other                                                     16,512       20,725
  Less: casino promotional allowances                      (34,235)     (33,361)
                                                          --------     --------
      Total revenues                                       374,099      382,883
                                                          --------     --------
Operating expenses
  Direct
    Casino                                                 165,152      158,933
    Food and beverage                                       22,805       22,434
    Rooms                                                    8,554        8,486
  Depreciation of buildings, riverboats and equipment       24,582       20,071
  Development costs                                          1,956        3,328
  Preopening costs                                           7,466          214
  Other                                                     87,098       87,476
                                                          --------     --------
      Total operating expenses                             317,613      300,942
                                                          --------     --------
        Operating profit                                    56,486       81,941

  Corporate expense                                         (7,592)      (7,271)
  Equity in income (losses) of nonconsolidated
    affiliates                                              (2,148)         161
  Project reorganization costs                              (1,455)      (2,401)
                                                          --------     --------
Income from operations                                      45,291       72,430
Interest expense, net of interest capitalized              (17,815)     (16,579)
Other income, including interest income                      3,106          529
                                                          --------     --------
Income before income taxes and minority interests           30,582       56,380
Provision for income taxes                                 (11,647)     (21,383)
Minority interests                                          (1,824)      (3,587)
                                                          --------     --------
Net income                                                $ 17,111     $ 31,410
                                                          ========     ========
Earnings per share                                        $   0.17     $   0.30
                                                          ========     ========
Average common shares outstanding                          102,156      103,379
                                                          ========     ========


See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(In thousands)

                                                            First Quarter Ended
                                                           March 31,   March 31,
                                                               1997        1996
                                                           --------    --------
Cash flows from operating activities
  Net income                                               $ 17,111    $ 31,410
  Adjustments to reconcile net income
    to cash flows from operating activities
      Depreciation and amortization                          28,010      23,434
      Other noncash items                                     5,766       6,101
      Minority interests' share of net income                 1,824       3,587
      Equity in losses (income) of nonconsolidated
        affiliates                                            2,148        (161)
      Net gains from asset sales                               (943)          -
      Net change in long-term accounts                        2,088       1,321
      Net change in working capital accounts                 15,281      12,339
                                                           --------    --------
          Cash flows provided by operating activities        71,285      78,031
                                                           --------    --------
Cash flows from investing activities
  Land, buildings, riverboats and equipment additions       (65,806)    (72,856)
  (Decrease) increase in construction payables               (6,388)     11,569
  Proceeds from asset sales                                   2,846         468
  Investments in and advances to nonconsolidated
    affiliates                                              (27,039)    (15,220)
  Other                                                        (886)     (4,151)
                                                           --------    --------
          Cash flows used in investing activities           (97,273)    (80,190)
                                                           --------    --------
Cash flows from financing activities
  Net borrowings (repayments) under Revolving
    Credit Facility                                          48,997      (4,100)
  Purchases of treasury stock                               (22,790)          -
  Debt retirements                                             (902)       (290)
  Minority interests' distributions, net of contributions    (1,776)     (3,544)
                                                           --------    --------
          Cash flows provided by (used in)
            financing activities                             23,529      (7,934)
                                                           --------    --------

Net decrease in cash and cash equivalents                    (2,459)    (10,093)
Cash and cash equivalents, beginning of period              105,594      96,345
                                                           --------    --------
Cash and cash equivalents, end of period                   $103,135    $ 86,252
                                                           ========    ========


See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)

Note 1 - Basis of Presentation and Organization
-----------------------------------------------

     Harrah's Entertainment, Inc. ("Harrah's" or the "Company" and including its subsidiaries where the context requires), a Delaware corporation, is one of America's leading casino companies and currently operates casino entertainment facilities in eight states and New Zealand. Harrah's casino entertainment facilities include casino hotels in all five major Nevada and New Jersey gaming markets: Reno, Lake Tahoe, Las Vegas and Laughlin, Nevada; and Atlantic City, New Jersey. Harrah's riverboat and dockside casinos are in Joliet, Illinois; Shreveport, Louisiana; Tunica and Vicksburg, Mississippi; and North Kansas City, and St. Louis, Missouri. Harrah's owns a minority interest in and manages a casino in Auckland, New Zealand, and also manages casinos on Indian lands near Phoenix, Arizona and Seattle, Washington. Harrah's discontinued managing two limited stakes casinos in Colorado at the end of the first quarter 1997.

     The Consolidated Condensed Financial Statements include the accounts of Harrah's and its majority-owned subsidiaries after elimination of all significant intercompany accounts and transactions. Investments in 20% to 50% owned companies and joint ventures are accounted for using the equity method. Harrah's reflects its share of net income of these nonconsolidated affiliates in Equity in income (losses) of nonconsolidated affiliates (see Note 7).

     Certain amounts for the first quarter ended March 31, 1996 have been reclassified to conform with the presentation for the first quarter ended March 31, 1997.

Note 2 - Stockholders' Equity
-----------------------------

     In addition to its common stock, Harrah's has the following classes of stock authorized but unissued:

       Preferred stock, $100 par value, 150,000 shares authorized
       Special stock, 2,000,000 shares authorized -
         Series A, $1.125 par value

     In October 1996, Harrah's Board of Directors approved a plan which authorized the purchase in open market and other transactions of up to 10% of Harrah's outstanding shares of common stock. As of March 31, 1997, 2,018,300 shares had been purchased at an average price of $17.74 per share, and are being held in treasury. The Company expects to acquire additional shares from time to time at prevailing market prices through the December 31, 1997, expiration of the approved plan.
                                       -6-

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1997
                                   (UNAUDITED)


Note 3 - Long-Term Debt
-----------------------
Planned Redemption of 10 7/8% Notes
-----------------------------------

     On April 25, 1997, Harrah's announced that its principal operating subsidiary, Harrah's Operating Company, Inc. ("HOC"), had called for redemption on May 27, 1997, its $200 million in 10 7/8% Senior Subordinated Notes due 2002. The call price is 104.833% of the principal amount, plus accrued and unpaid interest through the redemption date. Harrah's will retire the notes using proceeds from its revolving bank credit facility.

Interest Rate Agreements
------------------------

     To manage the relative mix of its debt between fixed and variable rate instruments, Harrah's enters into interest rate swap agreements to modify the interest characteristics of its outstanding debt without an exchange of the underlying principal amount. At March 31, 1997, Harrah's was a party to the following interest rate swap agreements pursuant to which it pays a variable interest rate in exchange for receiving a fixed interest rate. The average variable rate paid by Harrah's was 5.7% at March 31, 1997, and the average fixed interest rate received was 5.9%. The impact of these interest rate swap agreements on the effective interest rates of the associated debt was as follows:

                               Effective     Next Semi-
                    Swap       Rate at       Annual Rate
Associated          Rate       March 31,     Adjustment
Debt               (LIBOR+)    1997          Date           Swap Maturity
--------------      ------     --------      ----------     -------------

10 7/8% Notes
  $200 million      4.73%      10.46%        April 15       October 1997
8 3/4% Notes
  $50 million       3.42%       8.99%        May 15         May 1998
  $50 million       3.22%       8.95%        July 15        July 1998

In accordance with the terms of the interest rate swap agreements, the effective interest rate on the $200 million 10 7/8% Notes was adjusted on April 15, 1997 to 10.82%.

     Harrah's also maintains seven additional interest rate swap agreements to effectively convert a total of $350 million in variable rate debt to a fixed rate. Pursuant to the terms of these swaps, all of which reset quarterly, Harrah's receives variable payments tied to LIBOR in exchange for its payments at a fixed interest rate. The fixed rates to be paid by Harrah's and variable rates to be received by Harrah's are summarized in the following table:

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1997
                                   (UNAUDITED)


Note 3 - Long-Term Debt (Continued)
----------------------------------

                                        Swap Rate
                      Swap Rate         Received
                      Paid              (Variable) at         Swap
Notional Amount       (Fixed)           March 31, 1997        Maturity
---------------       ---------         --------------        ------------

$50 million           7.910%            5.563%                January 1998
$50 million           6.985%            5.625%                March 2000
$50 million           6.951%            5.641%                March 2000
$50 million           6.945%            5.641%                March 2000
$50 million           6.651%            5.547%                May 2000
$50 million           5.788%            5.555%                June 2000
$50 million           5.785%            5.555%                June 2000

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


Note 4 - Supplemental Disclosure of Cash Paid for Interest and
--------------------------------------------------------------
Taxes
-----

     The following table reconciles Harrah's interest expense, net of interest capitalized, per the Consolidated Condensed Statements of Income, to cash paid for interest:

                                                          First Quarter Ended
                                                         March 31,   March 31,
                                                             1997        1996
  (In thousands)                                         --------    --------
  Interest expense, net of amount
    capitalized                                           $17,815     $16,579
  Adjustments to reconcile to cash paid
    for interest:
      Net change in accruals                               (5,252)     (3,695)
      Amortization of deferred finance charges               (797)       (787)
      Net amortization of discounts and premiums               (3)         (5)
                                                          -------     -------
  Cash paid for interest, net of amount
    capitalized                                           $11,763     $12,092
                                                          =======     =======
  Cash refunds of income taxes, net of
    payments                                              $(1,343)    $(1,056)
                                                          =======     =======

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1997
                                   (UNAUDITED)


Note 5 - Commitments and Contingent Liabilities
-----------------------------------------------

Contractual Commitments
-----------------------

     Harrah's is pursuing additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties, guarantees by Harrah's of third party debt and development completion guarantees. As of March 31, 1997, Harrah's had guaranteed third party loans and leases of $101 million, which are secured by certain assets, and had commitments of $149 million, primarily construction-related. In addition, Harrah's has committed to guarantee, subject to completion of definitive loan documents, a $37 million third party loan for a new development.

     The agreements under which Harrah's manages casinos on Indian lands contain provisions required by law which provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled payments of borrowings for development costs. In the event that insufficient cash flow is generated by the operations to fund this payment, Harrah's must pay the shortfall to the tribe. Such advances, if any, would be repaid to Harrah's in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. As of March 31, 1997, the aggregate monthly commitment pursuant to these contracts, which extend for periods of up to 84 months from opening date, was $1.2 million, including commitments for two projects with contracts approved by the National Indian Gaming Commission that are under development but not yet open.

     In addition to the amounts described above, as part of a transaction whereby Harrah's effectively secured an option to a site for a potential casino, Harrah's has extended its guarantee of a $22.9 million third party variable rate bank loan pursuant to an agreement which expires February 28, 1998.

     See Note 7 for discussion of the proposed completion guarantees issued by Harrah's related to development of the New Orleans' casino.

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1997
                                   (UNAUDITED)


Note 5 - Commitments and Contingent Liabilities (Continued)
----------------------------------------------------------

Severance Agreements
--------------------

     Harrah's has severance agreements with 37 of its senior executives, which provide for payments to the executives in the event of their termination after a change in control, as defined. These agreements provide, among other things, for a compensation payment ranging from 1.5 times to 2.99 times the average of the three highest years of annual compensation of the last five calendar years preceding the change in control, as well as for accelerated vesting of any compensation or awards payable to the executive under any of Harrah's incentive plans. The estimated amount, computed as of March 31, 1997, that would be payable under the agreements to these executives based on earnings and stock options aggregated approximately $27.1 million.


Guarantee of Insurance Contract
-------------------------------

     Harrah's has guaranteed the value of a guaranteed investment contract with an insurance company held by Harrah's defined contribution savings plan. Harrah's has also agreed to provide non-interest-bearing loans to the plan to fund, on an interim basis, withdrawals from this contract by retired or terminated employees. Harrah's maximum exposure on this guarantee as of March 31, 1997, was $6.3 million.


Tax Sharing Agreements
----------------------

     In connection with the 1995 spin-off of certain hotel operations (the "PHC Spin-off") to Promus Hotel Corporation ("PHC"), Harrah's entered into a Tax Sharing Agreement with PHC wherein each company is obligated for those taxes associated with their respective businesses. Additionally, Harrah's is obligated for all taxes for periods prior to the PHC Spin-off date which are not specifically related to PHC operations and/or PHC hotel locations. Harrah's obligations under this agreement are not expected to have a material adverse effect on its consolidated financial position or results of operations.

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1997


Note 5 - Commitments and Contingent Liabilities (Continued)
----------------------------------------------------------

Self-Insurance
--------------

     Harrah's is self-insured for various levels of general liability, workers' compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims.

Note 6 - Litigation
-------------------

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

     In addition to the matters described above, Harrah's and certain of its subsidiaries have been named as defendants in a number of lawsuits arising from the suspension of development of a land-based casino, and the closing of the temporary gaming facility, in New Orleans, Louisiana, by Harrah's Jazz Company, a partnership in which the Company owns an approximate 47% interest and which has filed for protection under Chapter 11 of the U.S. Bankruptcy Code (see Note
7). The ultimate outcomes of these lawsuits cannot be predicted at this time, and no provisions for the claims are included in the accompanying financial statements. The Company intends to defend these actions vigorously. In the event a bankruptcy reorganization plan is consummated, the Company anticipates that a significant part of such litigation will be dismissed.


Note 7 - Nonconsolidated Affiliates
-----------------------------------
Harrah's Jazz Company
---------------------

      A Harrah's subsidiary owns an approximate 47% interest in Harrah's Jazz Company ("Harrah's Jazz"), a partnership formed for purposes of developing, owning and operating the exclusive land-based casino entertainment facility (the "Rivergate Casino") in New Orleans, Louisiana, on the site of the former Rivergate

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1997
                                   (UNAUDITED)


Note 7 - Nonconsolidated Affiliates (Continued)
----------------------------------------------

Convention Center. On November 22, 1995, Harrah's Jazz and its wholly-owned subsidiary, Harrah's Jazz Finance Corp., filed petitions for relief under Chapter 11 of the Bankruptcy Code. Harrah's Jazz filed a plan of reorganization with the Bankruptcy Court on April 3, 1996 and has filed several subsequent amendments to the plan (the "Plan"). On April 28, 1997, the Bankruptcy Court held a confirmation hearing and approved the Plan.

     Under the Plan, the assets and business of Harrah's Jazz would vest in Jazz Casino Corporation, a newly formed corporation ("JCC"), on the effective date of the Plan. JCC would be responsible for completing construction of the Rivergate Casino. Under the Plan, Harrah's Jazz's existing public debt would be canceled and the holders of that debt would receive 37.1% of the equity in JCC's parent ("JCC Holding"). An additional 15% of the equity in JCC Holding would be allocated to holders of such debt who execute certain releases. A subsidiary of the Company would receive, in exchange for equity investments and other consideration to be provided under the Plan, approximately 40% of the equity in JCC Holding. Approximately 7.9% of the equity in JCC Holding would be received by certain Harrah's Jazz partner-related parties. In addition, holders of the public debt would receive (i) $187.5 million in aggregate principal amount of 8% Senior Subordinated Notes of JCC due 2006 with contingent payments, and (ii) a pro rata share of Senior Subordinated Contingent Notes of JCC due 2006.

     During the course of the  bankruptcy of Harrah's  Jazz, a subsidiary of
the Company  has  made  debtor-in-possession   loans  to  Harrah's  Jazz,
totalling approximately $21.0 million as of March 31, 1997, to fund certain obligations to the City of New Orleans and other cash requirements of Harrah's Jazz. The Company has proposed to make up to $30 million in such loans, however, there is no assurance that Harrah's Jazz will not require debtor-in-possession loans from the Company in excess of the $30 million currently proposed.

     If the Plan is consummated, Harrah's would make a $75 million equity investment in the project and deliver new completion guaranties. Any debtor-in-possession financing, including the approximately $21.0 million in financing already advanced and discussed above, would be repaid or converted into equity (and count toward the $75 million investment referred to above) upon

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1997
                                   (UNAUDITED)


Note 7 - Nonconsolidated Affiliates (Continued)
-----------------------------------------------

consummation  of the Plan.  The Plan also  provides  that JCC will obtain a
$155 million secured term loan and a $25 million revolving credit facility to
finance completion of the  Rivergate   Casino  and  provide  JCC  with  working
capital availability, and that Harrah's will guarantee or provide credit support for $95 million of the term loan and all of the revolving credit facility. If the Plan is consummated, it is anticipated that Harrah's will also make an additional $20 million subordinated loan to JCC to assist in financing construction of the Rivergate Casino.

     The Plan is subject to various approvals, including approval by the
Louisiana state legislature.   There can be no assurance that such approvals
will be obtained, that definitive agreements necessary to consummate the Plan will be reached or that the conditions to consummation of the Plan will be met. If the Plan is consummated, it is expected that the consummation would occur in third quarter 1997, and, based upon the consummation occurring at such time, it is expected the casino would open in second quarter 1998.

Other
-----

     Summarized   balance   sheet   and   income   statement    information  of
nonconsolidated gaming affiliates, which Harrah's accounted for using the equity method, as of March 31, 1997 and December 31, 1996, and for the first quarters ended March 31, 1997 and 1996 is included in the following tables.




                                                  March 31,      Dec. 31,
(In thousands)                                        1997          1996
Combined Summarized Balance Sheet Information     --------      --------

  Current assets                                  $ 37,798      $ 33,516
  Land, buildings, and equipment, net              415,514       391,133
  Other assets                                     172,994       171,748
                                                  --------      --------
    Total assets                                   626,306       596,397
                                                  --------      --------
  Current liabilities                              135,606       129,114
  Long-term debt                                   482,962       486,740
                                                  --------      --------
    Total liabilities                              618,568       615,854
                                                  --------      --------
      Net assets                                  $  7,738      $(19,457)
                                                  ========      ========

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1997
                                   (UNAUDITED)


Note 7 - Nonconsolidated Affiliates (Continued)
-----------------------------------------------

                                                     First Quarter Ended
                                                  March 31,     March 31,
                                                      1997          1996
(In thousands)                                   ---------       -------
Combined Summarized Statements of Operations

  Revenues                                         $ 7,704       $ 6,795
                                                   =======       =======
  Operating loss                                   $(8,014)      $(3,279)
                                                   =======       =======
  Net loss                                         $(6,382)      $(3,124)
                                                   =======       =======

     Harrah's share of nonconsolidated affiliates' combined net operating results are reflected in the accompanying Consolidated Condensed Statements of Income as Equity in income (losses) of nonconsolidated affiliates. Harrah's investments in and advances to nonconsolidated affiliates are reflected in the accompanying Consolidated Condensed Balance Sheets as follows:

                                                  March 31,      Dec. 31,
                                                      1997          1996
(In thousands)                                    --------      --------
Harrah's investments in and advances to
 nonconsolidated affiliates
  Accounted for under the equity method           $123,246      $ 98,356
  Equity securities available-for-sale
    and recorded at market value                    91,657       117,183
                                                  --------      --------
                                                  $214,903      $215,539
                                                  ========      ========

   In accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", Harrah's adjusts the carrying value of certain marketable equity securities to include unrealized gains. A corresponding adjustment is recorded in the Company's stockholders' equity and deferred income tax accounts.

     Condensed  financial   information   relating  to  the  Company's  minority
ownership interest in a restaurant affiliate has not been presented since its operating results and financial position are not material to Harrah's.


Note 8 - Summarized Financial Information
-----------------------------------------

     HOC is a wholly owned subsidiary and the principal asset of Harrah's. Summarized financial information of HOC as of March 31, 1997 and December 31, 1996 and for the first quarters ended March 31, 1997 and 1996 prepared on the same basis as Harrah's was as follows:

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1997
                                   (UNAUDITED)


Note 8 - Summarized Financial Information (Continued)
-----------------------------------------------------

                                                    March 31,     Dec. 31,
                                                        1997         1996
     (In thousands)                               ----------   ----------
     Current assets                               $  191,134   $  199,838
     Land, buildings, riverboats and
       equipment, net                              1,430,312    1,389,894
     Other assets                                    377,361      382,516
                                                  ----------   ----------
                                                   1,998,807    1,972,248
                                                  ----------   ----------
     Current liabilities                             196,603      191,689
     Long-term debt                                  937,608      889,538
     Other liabilities                               137,937      143,705
     Minority interests                               17,011       16,964
                                                  ----------   ----------
                                                   1,289,159    1,241,896
                                                  ----------   ----------
          Net assets                              $  709,648   $  730,352
                                                  ==========   ==========

                                                      First Quarter Ended
                                                    March 31,    March 31,
                                                        1997         1996
     (In thousands)                                 --------     --------
     Revenues                                       $374,062     $382,838
                                                    ========     ========
     Income from operations                         $ 44,766     $ 71,830
                                                    ========     ========
     Income before income taxes and
       minority interests                           $ 30,057     $ 55,990
                                                    ========     ========
     Net income                                     $ 16,770     $ 31,020
                                                    ========     ========


     The agreements governing the terms of the Company's debt contain certain covenants which, among other things, place limitations on HOC's ability to pay dividends and make other restricted payments, as defined, to Harrah's. The amount of HOC's restricted net assets, as defined, computed in accordance with the most restrictive of these covenants regarding restricted payments (other than for repurchases of Harrah's common stock), was approximately $699.2 million at March 31, 1997. With respect to any payments by HOC to Harrah's for the purpose of providing funds to Harrah's for the repurchase of its common stock, the amount of HOC's restricted net assets under such covenant was approximately $545.5 million at March 31, 1997.

         Item 2.  Management's Discussion and Analysis
         ---------------------------------------------
       of Financial Condition and Results of Operations
       ------------------------------------------------

    The following discussion and analysis of the financial position and operating results of Harrah's Entertainment, Inc. ("Harrah's" or the "Company") for first quarter 1997 and 1996 updates, and should be read in conjunction with, Management's Discussion and Analysis of Financial Position and Results of Operations ("MD&A") presented in Harrah's 1996 Annual Report. References to Harrah's or the Company include its consolidated subsidiaries where the context requires.

RESULTS OF OPERATIONS
---------------------
Overall
-------

    In first quarter 1997, Harrah's financial results continued to be affected, as have the results of many of its competitors, by increased supply and competition within the casino entertainment industry. Also impacting Harrah's first quarter 1997 results were weather- and construction-related business interruptions at several of its properties. Though Harrah's revenue levels declined only slightly from the prior year, the impact of increased competition and business interruptions significantly impacted Harrah's operating profit and margins, as noted in the following table.

                                   First Quarter     Percentage
(in millions, except              ---------------     Increase/
earnings per share)                 1997     1996    (Decrease)
                                  ------   ------    ----------
Revenues                          $374.1   $382.9      (2.3)%
Operating profit                    56.5     81.9     (31.0)%
Income from operations              45.3     72.4     (37.4)%
Net income                          17.1     31.4     (45.5)%
Earnings per share                  0.17     0.30     (43.3)%
Operating margin                    12.1%    18.9%     (6.8)pts


    The financial impact of these events can also be seen in the following table, which summarizes contributions to operating profit (income from operations before corporate expense, equity in income (losses) of nonconsolidated affiliates and project reorganization costs) by major operating division for the twelve month periods ended March 31, 1997, 1996 and 1995 in millions of dollars and as a percent of the total for each of Harrah's divisions:



                        Contribution for Twelve Months Ended March 31,
                        ---------------------------------------------
                        In Millions of Dollars       Percent of Total
                        ----------------------       ----------------
                            1997   1996   1995       1997  1996  1995
                            ----   ----   ----       ----  ----  ----
 Riverboat                  $129   $172   $136        40%   45%   40%
 Atlantic City                75     85     80        23    22    24
 Southern Nevada              59     74     74        18    19    22
 Northern Nevada              55     69     70        17    18    21
 Indian/Limited Stakes         9      8      4         3     2     1
 Development costs           (11)   (17)   (22)       (3)   (4)   (6)
 Other                         8     (7)    (6)        2    (2)   (2)
                            ----   ----   ----       ---   ---   ---
   Subtotal                  324    384    336       100%  100%  100%
 Project writedowns                                  ===   ===   ===
   and reserves              (52)   (93)     -
 Preopening costs            (13)     -    (15)
                            ----   ----   ----
   Operating profit         $259   $291   $321
                            ====   ====   ====


DIVISION OPERATING RESULTS AND DEVELOPMENT PLANS
------------------------------------------------

Riverboat Division
------------------

                                    First Quarter         Percentage
                                   ---------------         Increase/
     (in millions)                   1997     1996        (Decrease)
                                   ------   ------        ----------
     Casino revenues               $148.0   $145.2           1.9 %
     Total revenues                 157.3    152.1           3.4 %
     Operating profit                29.2     41.0         (28.8)%
     Operating margin                18.6%    27.0%         (8.4)pts

    Despite increased revenues for the Division in first quarter 1997 over the 1996 first quarter, operating margins and profits declined in the face of new and increased competition in several riverboat markets over the past year.

    First quarter revenues, operating profit and margins at Harrah's Joliet in Illinois declined as compared to the prior year due to the near doubling of regional supply introduced in neighboring Indiana since June 1996. First quarter gaming volume at Harrah's Joliet declined 26% in 1997 from the prior year period, significantly impacting property revenues. Operating profit and margins were further impacted by higher marketing and promotional expenses that resulted from the increased competition. The Company has made certain operating adjustments at the Joliet property, including a modification of the cruising schedule, in an effort to stabilize operating results. These modifications helped lead to a 35% improvement in operating profit from fourth quarter 1996 to first quarter 1997. Though management believes that these adjustments have stabilized the property's operating results, revenues and operating profit at Harrah's Joliet are not expected to return to their previous levels. Harrah's is continuing its evaluation of a proposed expansion project at the Joliet property, but no decisions regarding the expansion have been made.

    Harrah's two properties in Tunica, Mississippi reported a combined operating loss for first quarter 1997 due to the continuing highly competitive environment in that market. Subsequent to the end of first quarter 1997, Harrah's announced its intention to close the original Tunica casino and focus its efforts in the Tunica market on the newer Tunica Mardi Gras property, which opened in April 1996. The Company is continuing to explore its options for the ultimate disposition of the original Tunica building. A reserve for the impairment of the original Tunica property was recorded in fourth quarter 1996. The Company will evaluate whether any additional reserves are required upon the final determination of the disposition of the property. During second quarter 1997, the Company acquired its minority partner's interest in both Tunica properties. The cost of this acquisition was not material to Harrah's.

    Harrah's North Kansas City achieved higher revenues in first quarter 1997 over the 1996 period, due primarily to the Company's addition of a second riverboat casino in May 1996. Operating profit declined 21% from the prior year's first quarter, however, due to increased marketing and promotional costs brought on by additional competition, including a major new property that opened in January 1997. Also contributing to the decline was the decision during the 1996 first quarter to discontinue the property's admission charge.

    Harrah's Shreveport posted record revenues and operating profit in first quarter 1997 as the Company's performance in this market remained strong. Harrah's is continuing its evaluation of various expansion scenarios for its Shreveport facility. Harrah's plans to complete this evaluation and could begin construction of the expansion as early as mid-year 1997, with phased openings and a targeted completion date during the last half of 1998, if the expansion proceeds. Any expansion project is subject to the receipt of necessary regulatory approvals and reaching a definitive agreement with the City of Shreveport.

    On March 11, 1997, Harrah's opened its St. Louis Riverport casino entertainment complex in Maryland Heights, Missouri, a suburb of St. Louis. The facility includes four riverboat casinos, two of which are owned and operated by Harrah's, and shoreside facilities jointly-owned with Players International, Inc., including a 291-room Harrah's-managed hotel and an entertainment mall. Harrah's two riverboats contain a combined total of approximately 52,000 square feet of casino space, 1,230 slot machines and 80 table games. Harrah's investment in the

Maryland Heights development project is expected to total $180 million, of which approximately $156 million had been invested at March 31, 1997, including approximately $97 million in contributions to the partnership developing the shoreside facilities. Because this facility opened late in the quarter, first quarter operating results from the development were not material.

Atlantic City
-------------

                                   First Quarter        Percentage
                                  ---------------        Increase/
     (in millions)                 1997      1996       (Decrease)
                                  -----     -----       ----------
     Casino revenues              $76.0     $72.7          4.5 %
     Total revenues                82.6      78.5          5.2 %
     Operating profit              14.9      14.7          1.4 %
     Operating margin              18.0%     18.7%        (0.7)pts

    In Atlantic City, Harrah's 1997 first quarter revenues improved from 1996 levels, but the continuing competitive environment in that market resulted in relatively small profit growth and decreasing margins. Harrah's continues to incur higher than historical complimentary and promotional expenses in order to maintain its relative competitive position. A new 416- room hotel tower is expected to begin opening in late second quarter 1997. This represents the final phase of an $83.7 million expansion project, of which approximately $63 million had been spent as of March 31, 1997.

    No decisions regarding whether or not to proceed with a possible second phase to its Atlantic City expansion have been made. Such decisions are dependent, in part, upon substantive progress on development of new casino hotel projects in the Marina area of Atlantic City by other companies.

Southern Nevada Division
------------------------

                                   First Quarter        Percentage
                                  ---------------        Increase/
     (in millions)                 1997      1996       (Decrease)
                                  -----     -----       ----------
     Casino revenues              $43.7     $50.3        (13.1)%
     Total revenues                64.6      75.6        (14.6)%
     Operating profit              10.9      19.5        (44.1)%
     Operating margin              16.9%     25.8%        (8.9)pts

    1997 first quarter results in Southern Nevada continue to be impacted by construction disruptions at Harrah's Las Vegas, where a $200 million expansion and renovation project continues. The construction activity has often impeded access to the Las Vegas property, resulting in a 15% decrease in first quarter gaming volume compared with the prior year period. Operating profits and margins have been further impacted due to the difficulty in reducing certain fixed costs proportionately with the revenue declines, along with higher operating costs associated with the construction disruptions. The additional casino space and the facade improvements are being opened in phases and are expected to be completed during third quarter 1997. Harrah's is scheduled to begin opening the hotel rooms in May 1997, with completion of the tower expected by the end of third quarter 1997. As of March 31, 1997, approximately $123 million had been spent on this project.

    Harrah's Laughlin continues to be affected by competition from neighboring Arizona and California Indian casinos and from high profile new Las Vegas area casino developments. In first quarter 1997, gaming volume declined 6.8% from the prior year period, resulting in lower revenues, operating profit and operating margin.

    At the present time, no definitive plans have been completed related to Harrah's previously announced interest in the construction or acquisition of a second Las Vegas property, and there is no assurance the Company will construct or acquire such a property.

Northern Nevada Division
------------------------

                                   First Quarter        Percentage
                                  ---------------        Increase/
     (in millions)                 1997      1996       (Decrease)
                                  -----     -----       ----------
     Casino revenues              $46.1     $52.9        (12.9)%
     Total revenues                61.2      70.5        (13.2)%
     Operating profit               5.2      10.4        (50.0)%
     Operating margin               8.5%     14.8%        (6.3)pts

    In Northern Nevada, 1997 first quarter operations were significantly impacted by weather conditions, where flooding in the region twice closed the primary access road to Lake Tahoe for a combined total of forty-five days, and closed Harrah's Reno for one day. Though Harrah's properties were able to regain portions of the lost revenue as access to the properties improved, the costs of operating the casinos during these slow periods and the additional expenses incurred in connection with these events negatively impacted overall profit margins. At Harrah's Reno and Harrah's Lake Tahoe, first quarter gaming volume fell 3.5% and 15.1% respectively, and operating profit fell 36.7% and 53.3%, respectively, from their prior year levels, due in large part to these events.

Indian and Limited Stakes
-------------------------

    Revenues and operating profit from Harrah's Indian and limited stakes casinos increased in first quarter 1997 over the 1996 period, due primarily to higher management fees from Harrah's Phoenix Ak-Chin casino.

    As previously announced, on March 31, 1997, Harrah's discontinued its management of both Colorado casinos. This action did not have a material impact on Harrah's first quarter 1997 financial statements.

    Harrah's continues to pursue additional development opportunities for casinos on Indian land and has received National Indian Gaming Commission ("NIGC") approval of development and management agreements with the Eastern Band of Cherokees for a casino development at Cherokee, North Carolina. Construction on this project is underway and the $82 million facility, which will contain approximately 60,000 square feet of casino space, is expected to open during fourth quarter 1997. Though Harrah's is not funding this development, it has guaranteed the related bank financing, of which $15.6 million was outstanding at March 31, 1997.

    In early 1997, Harrah's received NIGC approval of development and management agreements with the Prairie Band of Potawatomi Indians for a development near Topeka, Kansas. Construction will begin during second quarter 1997, subject to completion of financing, on a $37 million casino facility that will include approximately 27,000 square feet of casino space. This facility, which is expected to be completed by the end of 1997, assuming timely receipt of all approvals and permits, will be managed by a Harrah's subsidiary and financed by loans which Harrah's will guarantee.

    Harrah's has also previously announced agreements with other Indian tribes, which are in various stages of negotiation and are subject to certain conditions, including approval from appropriate government agencies. If the necessary approvals for these projects are received, Harrah's would likely
guarantee  the  related  bank  financing  for  the  projects,   which  could  be
significant.

    The agreements under which Harrah's manages casinos on Indian lands contain provisions required by law which provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled payments of borrowings for development costs. In the event that insufficient cash flow is generated by the operations to fund this payment, Harrah's must pay the shortfall to the tribe. Such advances, if any, would be repaid to Harrah's in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. As of March 31, 1997, the aggregate monthly commitment pursuant to these contracts which extend for periods of up to 84 months from opening date, was $1.2 million, including commitments for two projects with contracts approved by the National Indian Gaming Commission that are under development but not yet open.

    See DEBT and LIQUIDITY section for further discussion of Harrah's guarantees of debt related to Indian projects.

Other
-----

    During first quarter 1996, Harrah's Sky City in Auckland, New Zealand opened, the first Harrah's casino entertainment facility outside the United States. The facility includes 51,500 square feet of casino space, a 344-room hotel, a 770-seat theater and other amenities. Construction continues on a 1,066-foot sky tower, the final phase of the Sky City project, which is expected to open in August, 1997. This facility is owned by Sky City Limited, a New Zealand publicly-traded company in which Harrah's owns a 12.5% equity interest, and is managed by Harrah's for a fee. Management fees received from Harrah's Sky City are reported in Revenues-Management Fees. Dividends received from Sky City Limited are included in Other income.

    Development costs for first quarter 1997 decreased from prior year levels due to lower levels of development activity.

OTHER FACTORS AFFECTING NET INCOME
----------------------------------


                                 First Quarter      Percentage
(Income)/Expense                ---------------      Increase/
(in millions)                    1997      1996     (Decrease)
                                -----     -----     ----------
Preopening costs                $ 7.5     $ 0.2         N/M
Equity in (income) losses of
  nonconsolidated affiliates      2.1      (0.2)        N/M
Corporate expense                 7.6       7.3         4.1 %
Project reorganization costs      1.5       2.4       (37.5)%
Interest expense, net            17.8      16.6         7.2 %
Other income                     (3.1)     (0.5)        N/M
Effective tax rate               38.1%     37.9%        0.2 pts
Minority interests              $ 1.8     $ 3.6       (50.0)%

    Preopening costs for 1997 include costs incurred in connection with the first quarter 1997 opening of Harrah's St. Louis Riverport casino property, along with ongoing costs related to the expansion at Harrah's Las Vegas property. 1996 preopening costs related to an expansion at Harrah's North Kansas City property. Equity in (income) losses of nonconsolidated affiliates for first quarter 1997 consists primarily of losses from Harrah's share of the joint venture portion of the St. Louis development, including its $1.6 million share of the joint venture's preopening costs, partially offset by Harrah's share of income from a restaurant affiliate. Harrah's previously reported its share of joint venture pre-interest operating results in Revenues-other, and its share of joint venture interest expense as Interest expense, net, from nonconsolidated affiliates. Prior year amounts have been restated to conform to the current year's presentation.

    Corporate expense increased slightly in 1997 over 1996. Project reorganization costs represent Harrah's costs, including legal fees, associated with the on-going development of a reorganization plan for the New Orleans casino (see Harrah's Jazz Company section). Interest expense increased in 1997 over 1996, primarily as a result of higher debt levels. Other income increased in 1997 due to the inclusion in 1997 of dividend income from Harrah's New Zealand investment and a gain on the sale of nonoperating property.

    The effective tax rates for all years are higher than the federal statutory rate primarily due to state income taxes. Minority interests reflect joint venture partners' shares of income at joint venture riverboat casinos and decreased in 1997 from the prior year level as a result of lower Joliet earnings.

    In fourth quarter 1997, Harrah's will adopt the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share", which establishes new standards for computing and presenting earnings per share. The following table presents actual earnings per share and pro forma earnings per share computed as if the provisions SFAS No. 128 been in effect for the first quarter:

                                             First Quarter
                                             -------------
                                              1997    1996
                                             -----   -----
     Earnings per share
       As reported                           $0.17   $0.30
       Pro forma (basic)                      0.17    0.31
       Pro forma (diluted)                    0.17    0.30


HARRAH'S JAZZ COMPANY
---------------------

    For an update of the status of the efforts to reorganize Harrah's Jazz Company, which filed a petition for relief under Chapter 11 of the Bankruptcy Code on November 22, 1995, see Note 7 to the accompanying Consolidated Condensed Financial Statements.

CAPITAL SPENDING AND DEVELOPMENT SUMMARY
----------------------------------------

    In addition to the specific development and expansion projects discussed above, Harrah's performs on-going refurbishment and maintenance at its casino entertainment facilities in order to maintain the Company's quality standards. Harrah's also continues to pursue development opportunities for additional casino entertainment facilities that meet its strategic and return on investment criteria. Prior to the receipt of necessary regulatory approvals, the costs of pursuing development projects are expensed as incurred. Construction-related costs incurred after the receipt of necessary approvals are capitalized and depreciated over the estimated useful life of the resulting asset. Preopening costs incurred during the construction period are deferred and expensed at the respective property's opening.

    The Company's planned development projects, if they go forward, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. Cash needed to finance projects currently under development as well as additional projects being pursued by Harrah's will be made available from operating cash flows, the bank Facility (see Debt and Liquidity section), Harrah's existing shelf registration (see Debt and Liquidity section), joint venture partners, specific project financing, guarantees by Harrah's of third party debt and, if necessary, additional Harrah's debt and/or equity offerings. Harrah's capital spending for first quarter 1997 totalled approximately $93 million. Estimated total capital expenditures for 1997 are expected to be $325 million to $375 million, including the projects discussed in the Division Operating Results and Development Plans section, the refurbishment of existing facilities and other projects, but excluding the possible purchase or construction of a second Las Vegas property and the possible second phase of Harrah's Atlantic City expansion.

    In May 1997, preliminary agreements, entered into in October 1996, relating to a potential casino development in the Philippines, were terminated.

DEBT AND LIQUIDITY
------------------
Bank Facility
-------------

    As of March 31, 1997, $530.0 million in borrowings were outstanding under the Company's $1.1 billion revolving credit facility (the "Bank Facility"), with an additional $19.5 million committed to back letters of credit. After consideration of these borrowings, $550.5 million of additional borrowing capacity was available to the Company as of March 31, 1997. Subsequent to March 31, 1997, Harrah's requested and received from its bank group a consent to release collateral under the existing terms of the Bank Facility agreement, along with approval to utilize over $200 million of available capacity to retire its 10 7/8% Senior Subordinated Notes (see below).

Senior Subordinated Notes
-------------------------

    On April 25, 1997, Harrah's announced that its principal operating subsidiary, Harrah's Operating Company, Inc. ("HOC"), had called for redemption its $200 million in 10 7/8% Senior Subordinated Notes due 2002. The redemption will occur on May 27, 1997, at a call price of 104.833%, plus accrued and unpaid interest through the redemption date. Harrah's will retire the notes using proceeds from its Bank Facility, and expects to record an extraordinary charge, net of tax, of approximately $8 million during second quarter 1997 in conjunction with the redemption.

Interest Rate Agreements
------------------------

    As of March 31, 1997, Harrah's was a party to the following interest rate swap agreements on certain fixed rate debt:

                          Effective    Next Semi-
                 Swap     Rate at      Annual Rate
Associated       Rate     March 31,    Adjustment
Debt            (LIBOR+)  1997         Date           Swap Maturity
--------------   ------   ---------    -----------    -------------
10 7/8% Notes
  $200 million   4.73%    10.46%       April 15       October 1997
8 3/4% Notes
  $50 million    3.42%     8.99%       May 15         May 1998
  $50 million    3.22%     8.95%       January 15     July 1998

In accordance with the terms of the interest rate swap agreements, the effective interest rate on the $200 million of 10 7/8% Notes was adjusted on April 15, 1997, to 10.82%.

    Harrah's also maintains seven additional interest rate swap agreements which effectively convert variable rate debt to a fixed rate. The following table summarizes the terms of these swap agreements, all of which reset on a quarterly basis, as of March 31, 1997:

                                  Swap Rate
                                  Received
                  Swap Rate      (Variable) at      Swap
Notional Amount   Paid (Fixed)    Mar. 31, 1997     Maturity
---------------   -----------     -------------     ------------
$50 million       7.910%          5.563%            January 1998
$50 million       6.985%          5.625%            March 2000
$50 million       6.951%          5.641%            March 2000
$50 million       6.945%          5.641%            March 2000
$50 million       6.651%          5.547%            May 2000
$50 million       5.788%          5.555%            June 2000
$50 million       5.785%          5.555%            June 2000

                                      -25-

    These agreements contain a credit risk that the counterparties may be unable to meet the terms of the agreements. Harrah's minimizes that risk by evaluating the creditworthiness of its counterparties, which are limited to major banks and financial institutions, and does not anticipate nonperformance by the counterparties.

Guarantees of Third Party Debt
------------------------------

    As part of a transaction whereby Harrah's has retained an option to a site for a potential casino, Harrah's has extended its guarantee of a third party's $22.9 million variable rate bank loan through February 28, 1998. In connection with this extension, Harrah's has also agreed to fund the monthly interest payments to the lender on behalf of the third party, and is to be repaid from the proceeds from the sale of certain assets of the third party. The guaranty contains an element of risk that, should the borrower be unable to perform, the Company could become responsible for repayment of at least a portion of the obligation. Harrah's has reduced this exposure by obtaining a security interest in certain assets of the third party.

    As described in the Division Operating Results and Development Plans -- Indian and Limited Stakes section, Harrah's may guarantee all or part of the debt incurred by Indian tribes with which Harrah's has entered a management contract to fund development of casinos on the Indian lands. For all existing guarantees of Indian debt, Harrah's has obtained a first lien on the personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, the value of such property would satisfy Harrah's obligations in the event these guarantees were enforced. Additionally, Harrah's has received limited waivers from the Indian tribes of their sovereign immunity to allow Harrah's to pursue its rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken.

Shelf Registration
------------------

    To provide for additional financing flexibility, Harrah's, together with its wholly-owned subsidiary HOC, have available until October 1997 an effective shelf registration statement with the Securities and Exchange Commission. The statement allows the issuance of up to $200 million of Harrah's common stock or HOC preferred stock or debt securities. The issue price of the Harrah's common stock or the terms and conditions of the HOC preferred stock or debt securities, which would be unconditionally guaranteed by Harrah's, would be determined by market conditions at the time of issuance.

EQUITY TRANSACTIONS
-------------------

    In October 1996, Harrah's Board of Directors approved a plan which authorizes the purchase in the open market of up to ten percent of Harrah's outstanding shares of common stock. As of March 31, 1997, 2,018,300 shares had been purchased at a cost of approximately $35.8 million and are being held in treasury. The Company expects to acquire additional shares from time to time at prevailing market prices through the December 31, 1997 expiration of the approved plan.

EFFECTS OF CURRENT ECONOMIC AND POLITICAL CONDITIONS
----------------------------------------------------
Competitive Pressures
---------------------

    As compared to the early 1990's, the number of new markets opening for development in the past year has been much more limited and existing markets have become much more competitive. The focus of many casino operators has shifted to investing in existing markets, in an effort both to attract new customers and to gain a greater market share of existing customers. As companies have completed these expansion projects, supply has grown at a faster pace than demand in some markets and competition has increased significantly. Furthermore, several operators, including Harrah's, have announced plans for additional developments or expansions in some markets. The impact that these projects will have on Harrah's operations, if they are completed, cannot be determined at this time.

    Harrah's properties in the traditional gaming markets of Nevada and New Jersey have generally reacted less significantly to the changing competitive conditions, as the amount of supply change within these markets has represented a smaller percentage change than that experienced in some riverboat markets. In Las Vegas, several major developments have opened within the past few years and numerous new developments and property expansions, including an expansion at Harrah's Las Vegas, are underway. Historically, the Las Vegas market has grown sufficiently to absorb these additions to its supply, but there can be no assurance that such growth will continue. In the Atlantic City market, additional casino space and hotel rooms have opened within the past year and several major developments are proposed. This activity has intensified competition during the last year, increasing promotional costs and reducing margins.

    In riverboat markets, the recent additions to supply have had a more noticeable impact, due to the fact that competition was limited in the early stages of many of these markets. In Joliet, the opening in late second quarter 1996 of Indiana riverboats, effectively doubling the Chicago area capacity, has resulted in a significant decline in Harrah's gaming volume from the 1996 first quarter.
In Tunica, a major new property opened in June 1996, and several existing properties, including Harrah's, added hotel rooms and other amenities and more are planned. In response to competitive pressures in this market and in order to focus its efforts on Harrah's Tunica Mardi Gras
Casino, Harrah's has announced that it will close its original Tunica property in May 1997 and continues to evaluate its plans for that property's disposition. In October 1996, a fourth casino entered the Shreveport market, and in January 1997, a major new development opened in the Kansas City market. Thus far, the Shreveport development has not significantly impacted Harrah's operating results. In
Kansas City, Harrah's operating profit levels have declined as a result of the increasing competition in that market.

    Over the past several years, there has also been a significant increase in the number of casinos on Indian lands, made possible by the Indian Gaming Regulatory Act of 1988. Harrah's manages two such facilities and two additional properties are currently under development. The future growth potential from Indian casinos is also uncertain, however.

    Although the short-term effect of these competitive developments on the Company has been negative, Harrah's is not able to determine the long-term impact, whether favorable or unfavorable, that these trends and events will have on its current or future markets. Management believes that the geographic diversity of Harrah's operations, its multi-market customer base and the Company's continuing efforts to establish Harrah's as a premier brand name have well-positioned Harrah's to face the challenges present within the industry. Harrah's has recently unveiled WINet, a sophisticated nationwide customer database, and its national Gold Card, a nationwide frequent- player card scheduled for implementation later this year, both of which it believes will provide competitive advantages, particularly with players who visit more than one market.

Political Uncertainties
-----------------------

    The casino entertainment industry is subject to political and regulatory uncertainty. In 1996, the U.S. government formed a federal commission to study the casino gaming industry. At this time, the role of the commission and the ultimate impact that it will have on the industry is uncertain. From time to time, individual jurisdictions have also considered legislation which could adversely impact Harrah's operations, and the likelihood or outcome of similar legislation in the future is difficult to predict.

    The casino entertainment industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate. From time to time, various state and federal legislators and officials have proposed changes in tax laws, or in the administration of such laws, which would affect the industry. It is not possible to determine with certainty the scope or likelihood of possible future changes in tax laws or in the administration of such laws. If adopted, such changes could have a material adverse effect on Harrah's financial results.

INTERCOMPANY DIVIDEND RESTRICTION
---------------------------------

    Agreements governing the terms of its debt require Harrah's to abide by covenants which, among other things, limit HOC's ability to pay dividends and make other restricted payments, as defined, to Harrah's. The amount of HOC's restricted net assets, as defined, computed in accordance with the most restrictive of these covenants regarding restricted payments (other than for the repurchase of Harrah's common stock) was approximately $699.2 million at March 31, 1997. With respect to any payments by HOC to Harrah's for the purpose of providing funds to Harrah's for the repurchase of its common stock, the amount of HOC's restricted net assets under such covenant was approximately
$545.5 million at March 31, 1997. Harrah's principal asset is the stock of HOC, a wholly-owned subsidiary which holds, directly and through subsidiaries, the principal assets of Harrah's businesses. Given this ownership structure, these restrictions should not impair Harrah's ability to conduct its business through its subsidiaries, to pursue its development plans or to  complete  the stock repurchase program.

PRIVATE SECURITIES LITIGATION REFORM ACT
----------------------------------------

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission ("SEC") (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking. These include statements relating to the following activities, among others: (A) operations and expansions of existing properties, including future performance, anticipated scope and opening dates of expansions, and exit plans with respect to certain properties; (B) planned openings and development of Indian casinos that would be managed by the Company; (C) the plan of reorganization and its various facets for New Orleans;
(D) implementation of the stock repurchase program and planned capital expenditures for 1997; (E) the possible acquisition/construction of a second property in Las Vegas, Nevada; and (F) the impact of the WINet and Gold Card programs. These activities involve important factors that could cause actual results to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. These include, but are not limited to, the following factors as well as other factors described from time to time in the Company's reports filed with the SEC: construction factors, including zoning issues, environmental restrictions, soil conditions, weather and other hazards, site access matters and building permit issues; access to available and feasible financing; regulatory and licensing approvals, third party consents and approvals, and relations with partners, owners and other third parties; business and economic conditions; litigation, judicial actions and political uncertainties, including gaming legislation and taxation; and the effects of competition including locations of competitors and operating and marketing competition. Any forward looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

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

         Beginning on November 28, 1995, eight separate class action suits were filed against the Company and various of its corporate affiliates, officers and directors in the United States District Court for the Eastern District of Louisiana. They are Ben F. D'Angelo, Trustee for Ben F. D'Angelo Revocable Trust v. Harrah's

Entertainment Corp., Michael D. Rose, Philip G. Satre and Ron Lenczycki; Max Fenster v. Harrah's Entertainment, Inc., Harrah's New Orleans Investment Company, Grand Palais Casino, Inc., Philip G. Satre, Colin V. Reed, Michael N. Regan, Christopher B. Hemmeter, Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Brothers, Inc., and BT Securities Corp.; Goldie Rosenbloom
v. Harrah's Entertainment Corp., Michael D. Rose, Philip G. Satre and Ron Lenczycki; Barry Ross v. Harrah's New Orleans Investment Company, Philip G. Satre, Colin V. Reed, Lawrence L. Fowler, Michael N. Regan, Cezar M. Froelich, Ulric Haynes, Jr., Wendell Gauthier, T. George Solomon, Jr., Duplain W. Rhodes, III, Harrah's Entertainment, Inc., Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Brothers Inc., and BT Securities Corp.; Louis Silverman v. Harrah's Entertainment, Inc., Harrah's New Orleans Investment Company, Grand Palais Casino, Inc., Philip G. Satre, Colin V. Reed, Michael N. Regan,
Christopher B. Hemmeter, and Donaldson, Lufkin & Jenrette Securities Corporation; Florence Kessler v. Philip G. Satre, Colin V. Reed, Charles A. Ledsinger, Jr., Michael N. Regan, Lawrence L. Fowler, Christopher B. Hemmeter, Cezar M. Froelich, Ulric Haynes, Jr., Wendell H. Gauthier, T. George Solomon, Jr., Duplain W. Rhodes, III, Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Brothers Inc., and BT Securities Corporation; Warren Zeiller and Judith M.R. Zeiller v. Harrah's Entertainment Corp., Michael D.
Rose, Philip G. Satre, and Ron Lenczycki; and Charles Zwerving and Helene Zwerving v. Harrah's Entertainment Corp., Philip G. Satre, Colin V. Reed, Christopher B. Hemmeter, and Donaldson, Lufkin & Jenrette Securities Corporation. Per Court Order of January 26, 1996, the above plaintiffs filed a consolidated complaint in the action numbered 95-3925 In Re Harrah's Entertainment, Inc. Securities Litigation. The consolidated complaint alleges that various misstatements and omissions were made in connection with the sale of Harrah's Jazz Company 14.25% First Mortgage Notes and thereafter, and seeks unspecified damages, as well as costs of legal proceedings. On April 25, 1997, the United States District Court preliminarily approved a settlement of this matter, scheduling the final fairness hearing for June 26, 1997.

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

           Item 4. Submission of Matters To a Vote of Security Holders
           -----------------------------------------------------------

         The Company held its annual stockholders meeting on April 25, 1997. The following matters were voted upon at the meeting:

1.  Election of Class I Directors
    -----------------------------
                                                   Votes Cast
                                         ------------------------
                                                       Against or
      Name of Director Elected             For           Withheld
         -------------------------         ---           --------
        Joe M. Henson                    88,610,542     1,328,853
        R. Brad Martin                   88,611,906     1,327,489
        Eddie N. Williams                88,581,390     1,358,005


         Name of Each Other Director Whose Term of
         Office as Director Continued After the Meeting
         ----------------------------------------------
        James L. Barksdale
        Susan Clark-Johnson
        James B. Farley
        Ralph Horn
        Walter J. Salmon
        Philip G. Satre
        Boake A. Sells


2.  Ratification of Arthur                Against or
    Andersen LLP as the          For       Withheld   Abstentions
    Company's independent        ---       --------   -----------
    public accountants for    89,049,612    686,328     202,455
    the 1997 calendar year.
    -----------------------


3.  Stockholder proposal                  Against or
    relating to elimination     For       Withheld    Abstentions
    of Stockholder Rights       ---        --------   -----------
    Plan.*                   33,596,806   31,736,931    696,557
    -----------------------


*There were 23,908,101 broker nonvotes with regard to this proposal. This proposal failed because it did not achieve the affirmative vote of 75% of outstanding shares as required by the Company's Certificate of Incorporation.

                    Item 6. Exhibits and Reports on Form 8-K
           ----------------------------------------------------------


(a)      Exhibits

         *EX-4.1 Second Amendment, dated as of April 25, 1997, to Rights Agreement, dated as of October 25, 1996, between Harrah's Entertainment, Inc.
                           and The Bank of New York.

         *EX-10.1 Amendment dated February 20, 1997 to 1996 Non-Management Director's Stock Incentive Plan.

         *EX-10.2 Amendment, dated May 5, 1997, to Employment Agreement of Philip G. Satre dated as of February 25, 1994.

         *EX-11            Computation of per share earnings.

         *EX-27            Financial Data Schedule.



    *    Filed herewith.



No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                    Signature
                                    ---------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HARRAH'S ENTERTAINMENT, INC.



May 13, 1997                            BY:      MICHAEL N. REGAN
                                                 -----------------------
                                                 Michael N. Regan
                                                 Vice President and Controller
                                                 (Chief Accounting Officer)

                                  Exhibit Index
                                  -------------


                                                                      Sequential
Exhibit No.               Description                                  Page No.
-----------               ------------                                ----------

 EX-4.1          Second Amendment, dated as of April 25,                  39
                 1997, to Rights Agreement, dated as of
                 October 25, 1996, between
                 Harrah's Entertainment, Inc. and
                 The Bank of New York.


 EX-10.1         Amendment dated February 20, 1997                        55
                 to 1996 Non-Management Director's
                 Stock Incentive Plan.


 EX-10.2         Amendment, dated  May  5,  1997 to                       57
                 Employment Agreement of Philip G.
                 Satre dated as of February 25, 1994.


 EX-11           Computation of per share earnings.                       59


 EX-27           Financial Data Schedule.