Form 10-Q
period 1997-06-30
HARRAHS ENTERTAINMENT INC
filed 1997-08-13
CIK 858339

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
    ENDED JUNE 30, 1997

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

         At June 30, 1997, there were outstanding 100,937,295 shares of the Company's Common Stock.
                                  Page 1 of 113
                              Exhibit Index Page 41

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

                          HARRAH'S ENTERTAINMENT, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

(In thousands, except share amounts)                      June 30,     Dec. 31,
                                                             1997         1996
                                                       ----------  -----------
ASSETS
Current assets
  Cash and cash equivalents                            $  106,867   $  105,594
  Receivables, less allowance for doubtful
    accounts of $15,537 and $14,064                        38,008       41,203
  Deferred income tax benefits                             25,429       25,551
  Prepayments and other                                    24,496       18,401
  Inventories                                              11,397       10,838
                                                       ----------   ----------
      Total current assets                                206,197      201,587
                                                       ----------   ----------
Land, buildings, riverboats and equipment               2,112,841    1,977,960
Less: accumulated depreciation                           (630,992)    (588,066)
                                                       ----------   ----------
                                                        1,481,849    1,389,894
Investments in and advances to nonconsolidated
  affiliates                                              242,413      215,539
Deferred costs and other                                  159,223      167,053
                                                       ----------   ----------
                                                       $2,089,682   $1,974,073
                                                       ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                     $   40,179   $   44,934
  Construction payables                                    12,520       17,975
  Accrued expenses                                        153,267      139,892
  Current portion of long-term debt                         1,838        1,841
                                                       ----------   ----------
      Total current liabilities                           207,804      204,642

Long-term debt                                          1,012,565      889,538
Deferred credits and other                                 99,961       97,740
Deferred income taxes                                      40,950       45,443
                                                       ----------   ----------
                                                        1,361,280    1,237,363
                                                       ----------   ----------
Minority interests                                         16,710       16,964
                                                       ----------   ----------
Commitments and contingencies (Notes 3, 5, 6 and 7)

Stockholders' equity
  Common stock,  $0.10 par value,  authorized
    360,000,000  shares,  outstanding 100,937,295
    and 102,969,699 shares (net of 2,950,977 and
    771,571 shares held in treasury)                       10,094       10,297
  Capital surplus                                         386,075      385,941
  Retained earnings                                       286,907      290,797
  Unrealized gains on marketable equity securities         43,656       51,394
  Deferred compensation related to restricted stock       (15,040)     (18,683)
                                                       ----------   ----------
                                                          711,692      719,746
                                                       ----------   ----------
                                                       $2,089,682   $1,974,073
                                                       ==========   ==========

See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

(In thousands, except per share amounts)
                                         Second Quarter Ended   Six Months  Ended
                                            June 30,  June 30,   June 30, June 30,
                                               1997      1996       1997     1996
                                          ---------  --------   --------  -------
Revenues
  Casino                                   $336,924  $335,531  $650,749  $656,677
  Food and beverage                          48,751    46,921    94,442    90,835
  Rooms                                      32,055    29,448    58,755    56,298
  Management fees                             7,259     4,501    12,865     8,110
  Other                                      19,757    16,929    36,269    37,654
  Less: casino promotional allowances       (35,853)  (32,264)  (70,088)  (65,625)
                                           --------  --------  --------  --------
      Total revenues                        408,893   401,066   782,992   783,949
                                           --------  --------  --------  --------
Operating expenses
  Direct
    Casino                                  172,024   169,168   337,176   328,101
    Food and beverage                        25,317    23,179    48,122    45,613
    Rooms                                    10,203     8,917    18,757    17,403
  Depreciation of buildings, riverboats
    and equipment                            26,079    23,572    50,661    43,643
  Development costs                           2,733     2,111     4,689     5,439
  Preopening costs                              549     4,802     8,015     5,016
  Other                                      96,766    85,887   183,864   173,363
                                           --------  --------  --------  --------
      Total operating expenses              333,671   317,636   651,284   618,578
                                           --------  --------  --------  --------
        Operating profit                     75,222    83,430   131,708   165,371

  Corporate expense                          (8,085)   (8,442)  (15,677)  (15,713)
  Equity in income (losses) of
    nonconsolidated affiliates               (3,223)       73    (5,371)      234
  Project reorganization costs               (2,715)   (6,099)   (4,170)   (8,500)
                                           --------  --------  --------  --------
Income from operations                       61,199    68,962   106,490   141,392
Interest expense, net of interest
  capitalized                               (20,329)  (17,016)  (38,144)  (33,595)
Other income, including interest income       3,121       831     6,227     1,360
                                           --------  --------  --------  --------
Income before income taxes and minority
  interests                                  43,991    52,777    74,573   109,157
Provision for income taxes                  (16,677)  (20,400)  (28,324)  (41,783)
Minority interests                           (1,941)   (2,400)   (3,765)   (5,987)
                                           --------  --------  --------  --------
Income before extraordinary loss             25,373    29,977    42,484    61,387
Extraordinary loss on early
  extinguishment of debt, net of
  income tax benefit of $4,477               (8,134)        -    (8,134)        -
                                           --------  --------  --------  --------
Net income                                 $ 17,239  $ 29,977  $ 34,350  $ 61,387
                                           ========  ========  ========  ========
Earnings per share before
  extraordinary loss                       $   0.25  $   0.29  $   0.42  $   0.59
Extraordinary loss, net                       (0.08)        -     (0.08)        -
                                           --------  --------  --------  --------
Earnings per share                         $   0.17  $   0.29  $   0.34  $   0.59
                                           ========  ========  ========  ========
Average common shares outstanding           101,022   103,841   101,603   103,596
                                           ========  ========  ========  ========

See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



(In thousands)
                                                                 Six Months Ended
                                                              June 30,    June 30,
                                                                 1997        1996
                                                            ---------   ---------
Cash flows from operating activities
  Net income                                                $  34,350   $  61,387
  Adjustments to reconcile net income
    to cash flows from operating activities
      Extraordinary loss, before income taxes                  12,611           -
      Depreciation and amortization                            58,365      48,569
      Other noncash items                                       7,554      17,884
      Minority interests' share of net income                   3,765       5,987
      Equity in losses (income) of nonconsolidated
        affiliates                                              2,740        (234)
      Net gains from asset sales                                 (943)          -
      Net change in long-term accounts                         (1,908)     (1,081)
      Net change in working capital accounts                    5,238      (4,416)
                                                            ---------   ---------
          Cash flows provided by operating activities         121,772     128,096
                                                            ---------   ---------
Cash flows from investing activities
  Land, buildings, riverboats and equipment additions        (144,647)   (143,385)
  (Decrease) increase in construction payables                 (5,455)      5,444
  Proceeds from asset sales                                     2,923         908
  Investments in and advances to nonconsolidated
    affiliates                                                (39,030)    (42,066)
  Other                                                        (4,382)     (1,350)
                                                            ---------   ---------
          Cash flows used in investing activities            (190,591)   (180,449)
                                                            ---------   ---------
Cash flows from financing activities
  Net borrowings under Revolving Credit Facility              324,467      57,500
  Early extinguishment of 10 7/8% Notes                      (200,000)          -
  Scheduled debt retirements                                   (1,481)     (1,409)
  Premiums paid on early extinguishment of debt                (9,666)          -
  Purchases of treasury stock                                 (39,298)          -
  Minority interests' distributions, net of contributions      (3,930)     (6,837)
                                                            ---------   ---------
          Cash flows provided by financing activities          70,092      49,254
                                                            ---------   ---------

Net increase (decrease) in cash and cash equivalents            1,273      (3,099)
Cash and cash equivalents, beginning of period                105,594      96,345
                                                            ---------   ---------
Cash and cash equivalents, end of period                    $ 106,867   $  93,246
                                                            =========   =========


     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)
Note 1 - Basis of Presentation and Organization
-----------------------------------------------

     Harrah's Entertainment, Inc. ("Harrah's" or the "Company" and including its subsidiaries where the context requires), a Delaware corporation, is one of America's leading casino companies. Harrah's casino entertainment facilities include casino hotels in all five major Nevada and New Jersey gaming markets: Reno, Lake Tahoe, Las Vegas and Laughlin, Nevada; and Atlantic City, New Jersey. Harrah's riverboat and dockside casinos are in Joliet, Illinois; Shreveport, Louisiana; Tunica and Vicksburg, Mississippi; and North Kansas City and St. Louis, Missouri. During second quarter, the Company announced that it will sell its minority interest in and terminate the management contract for a casino in Auckland, New Zealand (see note 7). Harrah's manages casinos on Indian lands near Phoenix, Arizona and Seattle, Washington. Harrah's discontinued managing two limited stakes casinos in Colorado at the end of the first quarter 1997.

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

     Certain amounts for the prior year second quarter and first six months have been reclassified to conform with the current year presentation.

Note 2 - Stockholders' Equity
-----------------------------

     In addition to its common stock, Harrah's has the following classes of stock authorized but unissued:

          Preferred stock, $100 par value, 150,000 shares authorized Special stock, 2,000,000 shares authorized -
            Series A, $1.125 par value

     In October 1996, Harrah's Board of Directors approved a plan which authorized the purchase in open market and other transactions of up to 10% of Harrah's outstanding shares of common stock. As of June 30, 1997, 2,864,400 shares had been purchased at an average price of $17.97 per share. The repurchased shares are being held in treasury and are reflected in the Consolidated Condensed Balance Sheet as if they were retired.
                                       -6-

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1997
                                   (UNAUDITED)

Note 3 - Long-Term Debt
-----------------------
Early Extinguishment of 10 7/8% Notes
-------------------------------------

     On May 27, 1997, Harrah's principal operating subsidiary, Harrah's Operating Company, Inc. ("HOC"), redeemed its $200 million in 10 7/8% Senior Subordinated Notes due 2002 (the "Notes"), using proceeds from its revolving bank credit facility. As a result of the early extinguishment of this debt, the Company recorded an $8.1 million extraordinary loss, net of tax, which includes a premium paid to holders of the Notes and the write-off of related deferred finance charges.

Interest Rate Agreements
------------------------

     To manage the relative mix of its debt between fixed and variable rate instruments, Harrah's enters into interest rate swap agreements to modify the interest characteristics of its outstanding debt without an exchange of the underlying principal amount. At June 30, 1997, Harrah's was a party to the following interest rate swap agreements pursuant to which it pays a variable interest rate in exchange for receiving a fixed interest rate. The average variable rate paid by Harrah's was 5.9% at June 30, 1997, and the average fixed interest rate received was 5.4%. The impact of these interest rate swap agreements on the effective interest rates of the associated debt was as follows:

                               Effective     Next Semi-
                    Swap       Rate at       Annual Rate
Associated          Rate       June 30,      Adjustment
Debt               (LIBOR+)    1997          Date           Swap Maturity
--------------      ------     --------      -----------    -------------
8 3/4% Notes
  $50 million       3.42%       9.64%        November 15    May 1998
  $50 million       3.22%       8.95%        July 15        July 1998


In accordance with the terms of the interest rate swap agreements, the effective interest rate on $50 million of these swaps was adjusted on July 15, 1997 to 9.19%.

     Harrah's also maintains seven additional interest rate swap agreements to effectively convert a total of $350 million in variable rate debt to a fixed rate. Pursuant to the terms of these swaps, all of which reset

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1997
                                   (UNAUDITED)

Note 3 - Long-Term Debt (Continued)
----------------------------------

quarterly, Harrah's receives variable payments tied to LIBOR in exchange for its payments at a fixed interest rate. The fixed rates to be paid by Harrah's and variable rates to be received by Harrah's are summarized in the following table:

                                          Swap Rate
                        Swap Rate         Received
                        Paid              (Variable) at           Swap
Notional Amount         (Fixed)           June 30, 1997           Maturity
---------------         ---------         --------------          ------------

$50 million             7.910%            5.840%                  January 1998
$50 million             6.985%            5.781%                  March 2000
$50 million             6.951%            5.781%                  March 2000
$50 million             6.945%            5.781%                  March 2000
$50 million             6.651%            5.844%                  May 2000
$50 million             5.788%            5.813%                  June 2000
$50 million             5.785%            5.813%                  June 2000

In accordance with the terms of the swap which matures in January 1998, the variable interest rate was adjusted on July 8, 1997 to 5.719%.

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

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1997
                                   (UNAUDITED)

Note 4 - Supplemental Disclosure of Cash Paid for Interest and Taxes
--------------------------------------------------------------------

     The following table reconciles Harrah's interest expense, net of interest capitalized, per the Consolidated Condensed Statements of Income, to cash paid for interest:
                                                             Six Months Ended
                                                          June 30,    June 30,
                                                             1997        1996
  (In thousands)                                          -------     -------
  Interest expense, net of amount
    capitalized                                           $38,144     $33,595
  Adjustments to reconcile to cash paid
    for interest:
      Net change in accruals                               (3,823)     (5,009)
      Amortization of deferred finance charges             (1,545)     (1,574)
      Net amortization of discounts and premiums               (6)        (10)
                                                          -------     -------
  Cash paid for interest, net of amount
    capitalized                                           $32,770     $27,002
                                                          =======     =======
  Cash payments of income taxes, net of
    refunds                                               $15,066     $25,173
                                                          =======     =======

Note 5 - Commitments and Contingent Liabilities
-----------------------------------------------
Contractual Commitments
-----------------------

     Harrah's is pursuing additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties, guarantees by Harrah's of third party debt and development completion guarantees. As of June 30, 1997, Harrah's had guaranteed third party loans and leases of $100 million, which are secured by certain assets, and had commitments of $80 million, primarily construction-related. In addition, definitive loan documents were completed subsequent to the end of the quarter pursuant to which Harrah's guarantees a $37 million third party loan for a new development.

     The agreements under which Harrah's manages casinos on Indian lands contain provisions required by law which provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled payments of borrowings for development costs. In the event that insufficient cash flow is generated by the operations to fund

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1997
                                   (UNAUDITED)

Note 5 - Commitments and Contingent Liabilities (Continued)
----------------------------------------------------------

this payment, Harrah's must pay the shortfall to the tribe. Such advances, if any, would be repaid to Harrah's in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. As of June 30, 1997, the aggregate monthly commitment pursuant to these contracts, which extend for periods of up to 84 months from opening date, was $1.2 million, including commitments for two projects with contracts approved by the National Indian Gaming Commission that are under development but not yet open.

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

Severance Agreements
--------------------

     Harrah's has severance agreements with 36 of its senior executives, which provide for payments to the executives in the event of their termination after a change in control, as defined. These agreements provide, among other things, for a compensation payment of 1.5 or 2.99 times the average of the three highest years of annual compensation of the last five calendar years preceding the change in control, as well as for accelerated vesting of any compensation or awards payable to the executive under any of Harrah's incentive plans. The estimated amount, computed as of June 30, 1997, that would be payable under the agreements to these executives based on earnings and stock options aggregated approximately $26.2 million.

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1997
                                   (UNAUDITED)

Note 5 - Commitments and Contingent Liabilities (Continued)
----------------------------------------------------------
Guarantee of Insurance Contract
-------------------------------

     Harrah's has guaranteed the value of a guaranteed investment contract with an insurance company held by Harrah's defined contribution savings plan. Harrah's has also agreed to provide non-interest-bearing loans to the plan to fund, on an interim basis, withdrawals from this contract by retired or terminated employees. Harrah's maximum exposure on this guarantee as of June 30, 1997, was $6.2 million.

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

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1997
                                   (UNAUDITED)

Note 6 - Litigation (Continued)
------------------------------

     In addition to the matters described above, Harrah's and certain of its subsidiaries have been named as defendants in a number of lawsuits arising from the suspension of development of a land-based casino, and the closing of the temporary gaming facility, in New Orleans, Louisiana, by Harrah's Jazz Company, a partnership in which the Company owns an approximate 47% interest and which has filed for protection under Chapter 11 of the U.S. Bankruptcy Code (see Note 7). The ultimate outcomes of these lawsuits cannot be predicted at this time, and no provisions for the claims are included in the accompanying financial statements. The Company intends to defend these actions vigorously. In the event a bankruptcy reorganization plan is not consummated, the Company anticipates that such lawsuits, which are presently inactive, would become active, and additional lawsuits would be filed.

Note 7 - Nonconsolidated Affiliates
-----------------------------------
Harrah's Jazz Company
---------------------

      A Harrah's subsidiary owns an approximate 47% interest in Harrah's Jazz Company ("Harrah's Jazz"), a partnership formed for purposes of developing, owning and operating the exclusive land-based casino entertainment facility (the "Rivergate Casino") in New Orleans, Louisiana, on the site of the former Rivergate Convention Center. On November 22, 1995, Harrah's Jazz and its wholly-owned subsidiary, Harrah's Jazz Finance Corp., filed petitions for relief under Chapter 11 of the Bankruptcy Code. Harrah's Jazz filed a plan of reorganization with the Bankruptcy Court on April 3, 1996 and has filed several subsequent amendments to the plan (the "Plan"). On April 28, 1997, the Bankruptcy Court held a confirmation hearing and approved the Plan.

     The confirmed Plan contemplated, among other things, that a newly formed corporation, Jazz Casino Corporation ("JCC"), would be responsible for completing construction of the Rivergate Casino, a subsidiary of the Company would receive approximately 40% of the equity in JCC's parent, and Harrah's would make a $75 million equity investment in the project (less any debtor-in-possession financing provided to the project), guarantee $120 million of a $180 million bank credit facility, guarantee completion and opening of the Rivergate Casino and make an additional $20 million subordinated loan to JCC to finance the Rivergate Casino.

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1997
                                   (UNAUDITED)

Note 7 - Nonconsolidated Affiliates (Continued)
----------------------------------------------

     However, the most recent session of the Louisiana State Legislature concluded in June without legislative approval of a component of the confirmed Plan - a modified casino operating contract with the State's gaming board. As a consequence of this failure, it is likely the confirmed Plan will not be consummated and Harrah's Jazz filed a modified plan with the Bankruptcy Court on June 26, 1997. The modified plan contemplates, among other things, the assumption of the existing casino operating contract and relief from payment of any gaming taxes under the casino operating contract. Harrah's Jazz is seeking confirmation of the modified plan by the Bankruptcy Count despite significant objections to the modified plan by the State of Louisiana. The Bankruptcy Court has scheduled the confirmation hearing for late September. In light of the State's failure to approve the confirmed Plan and its objections to the modified plan, and other impediments, the prospects for the confirmation and consummation of the modified plan, or any plan of reorganization of Harrah's Jazz, are uncertain.

     During the course of the  bankruptcy of Harrah's  Jazz, a subsidiary of the
Company  has  made   debtor-in-possession   loans  to  Harrah's  Jazz,  totaling
approximately $25.0 million as of June 30, 1997, to fund certain payments to the City of New Orleans and other cash requirements of Harrah's Jazz. On
July 10, 1997, the Company notified Harrah's Jazz that, at such time, the Company was not prepared to commit to provide debtor-in-possession financing to Harrah's Jazz beyond the earlier of September 30, 1997 and the provision of $30 million of debtor-in-possession financing. The debtor-in-possession loans are super priority administrative claims in the bankruptcy, and are secured by a first lien on most Harrah's Jazz assets. If a plan of reorganization is consummated, it is expected that the principal amount of the debtor-in-possession loans to Harrah's Jazz would be repaid or converted into equity in the successor entity. However, if a plan of reorganization is not consummated and, thus, the debtor-in-possession loans are not repaid in full, it is likely that the value of the security will be inadequate to fund the full recovery by the Company of the debtor-in-possession loans.

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1997
                                   (UNAUDITED)

Note 7 - Nonconsolidated Affiliates (Continued)
----------------------------------------------
Other
-----

     Summarized balance sheet and income statement information of nonconsolidated gaming affiliates, which Harrah's accounted for using the equity method, as of June 30, 1997 and December 31, 1996, and for the second quarters and six months ended June 30, 1997 and 1996 is included in the following tables.

(In thousands)                                     June 30,      Dec. 31,
                                                      1997          1996
                                                  --------      --------
Combined Summarized Balance Sheet Information
  Current assets                                  $ 28,256      $ 33,516
  Land, buildings, and equipment, net              383,497       391,133
  Other assets                                     164,180       171,748
                                                  --------      --------
    Total assets                                   575,933       596,397
                                                  --------      --------
  Current liabilities                              111,852       129,114
  Long-term debt                                   458,969       486,740
                                                  --------      --------
    Total liabilities                              570,821       615,854
                                                  --------      --------
      Net assets                                  $  5,112      $(19,457)
                                                  ========      ========

                                    Second Quarter Ended       Six Months Ended
                                     June 30,    June 30,    June 30,   June 30,
                                        1997        1996        1997       1996
(In thousands)                      --------     -------    --------    -------
Combined Summarized Statements of
  Operations

  Revenues                          $  4,710     $ 7,838    $ 12,414    $14,633
                                    ========     =======    ========    =======
  Operating loss                    $ (9,016)    $(4,675)   $(17,030)   $(7,594)
                                    ========     =======    ========    =======
  Net loss                          $(14,366)    $(5,843)   $(20,748)   $(8,967)
                                    ========     =======    ========    =======

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1997
                                   (UNAUDITED)

Note 7 - Nonconsolidated Affiliates (Continued)
----------------------------------------------

     Harrah's share of nonconsolidated affiliates' combined net operating results are reflected in the accompanying Consolidated Condensed Statements of Income as Equity in income (losses) of nonconsolidated affiliates. Harrah's investments in and advances to nonconsolidated affiliates are reflected in the accompanying Consolidated Condensed Balance Sheets as follows:

                                                   June 30,      Dec. 31,
                                                      1997          1996
(In thousands)                                    --------      --------
Harrah's investments in and advances to
 nonconsolidated affiliates
  Accounted for under the equity method           $137,915      $ 98,356
  Equity securities available-for-sale
    and recorded at market value                   104,498       117,183
                                                  --------      --------
                                                  $242,413      $215,539
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

Harrah's New Zealand
--------------------

     Harrah's owns a 12.5% equity interest in Sky City Limited, a New Zealand publicly-traded company which owns a casino entertainment facility in Auckland, New Zealand. Harrah's also manages the facility for a fee. During second quarter 1997, Harrah's announced that it had agreed to sell, subject to regulatory approvals, its equity interest in Sky City Limited for approximately NZ$84 million. It was also announced that Sky City Limited will buy out Harrah's management contract. Harrah's will continue to manage the facility under its fee agreement until June 1998.

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1997
                                   (UNAUDITED)

Note 8 - Summarized Financial Information
-----------------------------------------

     HOC is a wholly owned subsidiary and the principal asset of Harrah's. Summarized financial information of HOC as of June 30, 1997 and December 31, 1996 and for the second quarters ended June 30, 1997 and 1996 prepared on the same basis as Harrah's was as follows:
                                                     June 30,     Dec. 31,
                                                        1997         1996
     (In thousands)                               ----------   ----------
     Current assets                               $  200,970   $  199,838
     Land, buildings, riverboats and
       equipment, net                              1,481,849    1,389,894
     Other assets                                    401,554      382,516
                                                  ----------   ----------
                                                   2,084,373    1,972,248
                                                  ----------   ----------
     Current liabilities                             194,354      191,689
     Long-term debt                                1,012,565      889,538
     Other liabilities                               141,120      143,705
     Minority interests                               16,710       16,964
                                                  ----------   ----------
                                                   1,364,749    1,241,896
                                                  ----------   ----------
          Net assets                              $  719,624   $  730,352
                                                  ==========   ==========


                                    Second Quarter Ended      Six Months Ended
                                       June 30,  June 30,    June 30,  June 30,
                                          1997      1996        1997      1996
     (In thousands)                   --------  --------    --------  --------
     Revenues                         $408,842  $401,176    $782,904  $784,238
                                      ========  ========    ========  ========
     Income from operations           $ 61,846  $ 68,183    $106,612  $140,013
                                      ========  ========    ========  ========
     Income before extraordinary
       loss                           $ 25,793  $ 29,471    $ 42,563  $ 60,491
                                      ========  ========    ========  ========
     Net income                       $ 17,659  $ 29,471    $ 34,429  $ 60,491
                                      ========  ========    ========  ========

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1997
                                   (UNAUDITED)


Note 8 - Summarized Financial Information (Continued)
----------------------------------------------------

The agreements governing the terms of the Company's debt contain certain covenants which, among other things, place limitations on HOC's ability to pay dividends and make other restricted payments, as defined, to Harrah's. The amount of HOC's restricted net assets, as defined, computed in accordance with the most restrictive of these covenants regarding restricted payments (other than for repurchases of Harrah's common stock), was approximately $709.1 million at June 30, 1997. With respect to any payments by HOC to Harrah's for the purpose of providing funds to Harrah's for the repurchase of its common stock, the amount of HOC's restricted net assets under such covenant was approximately $571.1 million at June 30, 1997.

            Item 2. Management's Discussion and Analysis of Financial
           ----------------------------------------------------------
                       Condition and Results of Operations
                       -----------------------------------

     The following discussion and analysis of the financial position and operating results of Harrah's Entertainment, Inc., (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as "Harrah's" or the "Company,") for second quarter and the first six months of 1997 and 1996 updates, and should be read in conjunction with, Management's Discussion and Analysis of Financial Position and Results of Operations presented in Harrah's 1996 Annual Report.

RESULTS OF OPERATIONS
---------------------
Overall
-------

    Thus far in 1997, Harrah's financial results continue to reflect, as do the results of many of its competitors, the impact of increased supply and competition within the casino entertainment industry. Also impacting Harrah's 1997 financial results were construction disruptions during both quarters and weather-related business interruptions during first quarter 1997 at several of its properties. Though Harrah's revenues increased slightly for second quarter and are essentially even for the first six months as compared to the prior year periods, the impact of increased competition and business interruptions significantly impacted Harrah's operating profit and margins, as noted in the following table.


                           Second Quarter  Percentage  Six Months Ended  Percentage
(in millions, except       --------------  Increase/   ----------------  Increase/
earnings per share)          1997    1996  (Decrease)     1997     1996  (Decrease)
                           ------  ------  ----------   ------   ------  ----------
Revenues                   $408.9  $401.1     1.9 %     $783.0   $783.9    (0.1)%
Operating profit             75.2    83.4    (9.8)%      131.7    165.4   (20.4)%
Income from operations       61.2    69.0   (11.3)%      106.5    141.4   (24.7)%
Income before
  extraordinary loss         25.4    30.0   (15.3)%       42.5     61.4   (30.8)%
Net income                   17.2    30.0   (42.7)%       34.4     61.4   (44.0)%
Earnings per share
  Before extraordinary loss  0.25    0.29   (13.8)%       0.42     0.59   (28.8)%
  Net income                 0.17    0.29   (41.4)%       0.34     0.59   (42.4)%
Operating margin             15.0%   17.2%   (2.2)pts     13.6%    18.0%   (4.4)pts




    The impact on Harrah's operations of these factors can also be seen in the following table, which summarizes contributions to operating profit (income from operations before corporate expense, equity in income (losses) of nonconsolidated affiliates and project reorganization costs) by major operating division for the twelve month periods ended June 30, 1997, 1996 and 1995 in millions of dollars and as a percent of the total for each of Harrah's divisions:


                           Contribution for Twelve Months Ended June 30,
                           --------------------------------------------
                            In Millions of Dollars   Percent of Total
                            ----------------------   ----------------
                              1997   1996   1995     1997  1996  1995
                              ----   ----   ----     ----  ----  ----
 Riverboat                    $121   $168   $142      39%   45%   41%
 Atlantic City                  78     80     84      25    22    24
 Southern Nevada                51     74     74      16    20    21
 Northern Nevada                54     61     73      17    17    22
 Indian/Limited Stakes          12      5      6       4     1     2
 Development costs             (12)   (13)   (24)     (4)   (4)   (7)
 Other operations                7     (4)   (11)      3    (1)   (3)
                              ----   ----   ----     ---   ---   ---
   Subtotal                    311    371    344     100%  100%  100%
 Project writedowns                                  ===   ===   ===
   and reserves                (52)   (93)     -
 Preopening costs               (9)    (6)   (10)
                              ----   ----   ----
   Operating profit           $250   $272   $334
                              ====   ====   ====


DIVISION OPERATING RESULTS AND DEVELOPMENT PLANS
------------------------------------------------

Riverboat Division
------------------

                      Second Quarter  Percentage  Six Months Ended  Percentage
                      --------------  Increase/   ----------------  Increase/
(in millions)           1997    1996  (Decrease)     1997     1996  (Decrease)
                      ------  ------  ----------   ------   ------  ----------
Casino revenues       $158.7  $157.9     0.5 %     $306.7   $303.2     1.2 %
Total revenues         169.5   165.8     2.2 %      326.8    317.9     2.8 %
Operating profit        32.2    40.2   (19.9)%       61.3     81.2   (24.5)%
Operating margin        19.0%   24.2%   (5.2)pts     18.8%    25.5%   (6.7)pts

    Despite increased revenues for the Division in second quarter and the first six months of 1997 over the comparable prior year periods, operating profits and margins declined in the face of new and increased competition in several riverboat markets over the past year.

    Revenues, operating profit and margin at Harrah's Joliet in Illinois declined compared to the prior year due to the introduction of riverboat casinos in neighboring Indiana which more than doubled regional supply since June 1996. Gaming volume at Harrah's Joliet for second quarter and the first six months of 1997 declined 26.6% and 26.3%, respectively, from the prior year periods, significantly impacting property revenues. Operating profit and margins were further impacted by higher marketing and promotional expenses that resulted from the increased competition. The Company has made certain operating adjustments, including a modification of the cruising schedule, which have helped stabilize operating results at Joliet and contributed to a 3.2% increase in operating profit from first quarter 1997 to second quarter 1997. Though management believes that the property's operating results have stabilized, revenues and operating profit at Harrah's Joliet are not expected to return to the levels achieved prior to the entrance of the Indiana riverboats into the regional market. Subject to the receipt of necessary approvals, the Company plans to begin construction during fourth quarter 1997 of an expansion at the Joliet property. The $29.5 million project will include a 204-suite hotel and 9,000 square feet of meeting space. The project is scheduled to be completed in early 1999.

    Combined second quarter performance by Harrah's Mississippi properties improved over the prior year as operating income increased 66.0% to $1.7 million, primarily due to operating improvements in Tunica. The Tunica improvement is due in part to the second quarter 1997 closure of Harrah's original Tunica casino. The Company is now focusing all its efforts in the Tunica market on the newer Tunica Mardi Gras property, which opened in April 1996. The Company is continuing to explore its options for the ultimate disposition of the original Tunica property. A reserve for the impairment of the original Tunica property was recorded in fourth quarter 1996 and the Company believes such reserve remains adequate. However, the Company will continue to periodically review the adequacy of this reserve until the final disposition of the property. During second quarter 1997, the Company acquired its minority partner's interest in both Tunica properties. The cost of this acquisition was not material to Harrah's.

    Harrah's North Kansas City achieved higher revenues in second quarter and the first six months of 1997 over the 1996 periods, due primarily to the Company's addition of a second riverboat casino in May 1996. However, operating profit for the second quarter and year-to-date declined 14.1% and 17.1%, respectively, from the comparable prior year periods due to increased marketing and promotional costs as a result of additional competition, including a major new property that opened in January 1997. Also contributing to the decline for the first six months was the decision during first quarter 1996 to discontinue the property's admission charge.

    Harrah's Shreveport's operating profit declined 2.6% for second quarter 1997 compared to the prior year, reflecting the impact of the entrance in third quarter 1996 of a new competitor into the market. Harrah's is continuing its evaluation of various expansion opportunities for its Shreveport facility. Any expansion project is subject to the receipt of necessary regulatory approvals and reaching a definitive agreement with the City of Shreveport.

    Harrah's  St.  Louis  Riverport   casinos  reported  an  operating  loss
of approximately $0.8 million for second quarter 1997. The St. Louis Riverport casino entertainment complex in Maryland Heights, Missouri, a suburb of St. Louis, opened on March 11, 1997. The facility includes four riverboat casinos, two of which are owned and operated by Harrah's, and shoreside facilities jointly-owned with another casino company. Harrah's pro-rata share of the operating losses of the shoreside facilities joint venture are reported separately from the results of its St. Louis casinos in the Consolidated Condensed Statements of Income and included in Equity in losses of nonconsolidated subsidiaries (see Other Factors Affecting Net Income).

Atlantic City
-------------

                        Second Quarter  Percentage  Six Months Ended  Percentage
                        --------------  Increase/   ----------------  Increase/
(in millions)             1997    1996  (Decrease)     1997     1996  (Decrease)
                         -----   -----  ----------   ------   ------  ----------
Casino revenues          $80.2   $74.4     7.8 %     $156.2   $147.1     6.2 %
Total revenues            88.4    81.0     9.1 %      171.0    159.5     7.2 %
Operating profit          20.1    17.7    13.6 %       35.0     32.4     8.0 %
Operating margin          22.7%   21.9%    0.8 pts     20.5%    20.3%    0.2 pts

    In Atlantic City, the property's financial results reflect the impact of gaming volume increases of 2.3% and 4.5% for the second quarter and first six months of 1997. These increases more than offset the higher than historical complimentary and promotional expenses incurred in order to maintain its relative competitive position in the market. A new 416-room hotel tower, the final phase of an expansion and enhancement project started last year, was opened in late second quarter 1997.

    No decisions regarding whether or not to proceed with a possible second phase of the Atlantic City expansion have been made. Such decisions are dependent, in part, upon substantive progress on development of new casino hotel projects in the Marina area of Atlantic City by other companies.

Southern Nevada Division
------------------------

                      Second Quarter  Percentage  Six Months Ended  Percentage
                      --------------  Increase/   ----------------  Increase/
(in millions)           1997    1996  (Decrease)     1997     1996  (Decrease)
                       -----   -----  ----------   ------   ------  ----------
Casino revenues        $44.0   $48.1    (8.6)%     $ 87.7   $ 98.4   (10.9)%
Total revenues          68.7    75.1    (8.5)%      133.3    150.7   (11.5)%
Operating profit        10.4    18.9   (45.0)%       21.3     38.4   (44.5)%
Operating margin        15.1%   25.2%  (10.1)pts     16.0%    25.4%   (9.5)pts

    1997 second quarter results in Southern Nevada continued to be impacted by construction disruptions at Harrah's Las Vegas, where a $200 million expansion and renovation project continues. The construction activity has often impeded access to the Las Vegas property, resulting in a 9.7% decrease in second quarter gaming volume compared with the prior year period. Operating profits and margins have been further impacted due to the difficulty in reducing certain fixed costs proportionately with the revenue declines, along with higher operating costs associated with the construction disruptions. Most of the facade and sidewalk renovations along the Strip were completed early in the third quarter, with the remainder to be finished before the end of the third quarter. The positive impact of the opening of rooms in the new hotel tower has been offset by the closing for major renovation of rooms in the original hotel tower. Renovation of these rooms is expected to be completed by early fourth quarter and completion of the property's overall renovation is expected to be virtually complete by year-end. As of June 30, 1997, approximately $159 million had been spent on this project.

    Harrah's Laughlin continues to be affected by competition from neighboring Arizona and California Indian casinos and from high profile new Las Vegas area casino developments. For the first six months of 1997, gaming volume declined 5.2% from the prior year period, resulting in lower revenues, operating profit and operating margin.

    At the present time, no definitive plans have been completed related to Harrah's previously announced interest in the construction or acquisition of a second Las Vegas property, and there is no assurance the Company will construct or acquire such a property.

Northern Nevada Division
------------------------

                     Second Quarter  Percentage  Six Months Ended  Percentage
                     --------------  Increase/   ----------------  Increase/
(in millions)          1997    1996  (Decrease)     1997     1996  (Decrease)
                      -----   -----  ----------   ------   ------  ----------
Casino revenues       $53.8   $54.9    (2.0)%     $ 99.9   $107.7    (7.3)%
Total revenues         71.7    71.9    (0.3)%      132.9    142.3    (6.6)%
Operating profit       11.7    12.5    (6.4)%       16.9     22.9   (26.3)%
Operating margin       16.3%   17.4%   (1.1)pts     12.7%    16.1%   (3.4)pts

     In Northern Nevada, the second quarter operating profit decline is due primarily to construction disruptions caused by an extensive casino renovation at Harrah's Tahoe. The resulting operating profit decline of 30.1% at Tahoe for the second quarter more than offset a 35.8% operating profit increase by Harrah's Reno. The improvement in Reno was due in part to higher demand generated by National Bowling Congress events. Operating results for the first six months of 1997 were significantly impacted by weather conditions occurring during first quarter 1997, when flooding in the region twice closed the primary access road to Lake Tahoe for a combined total of forty-five days, and closed Harrah's Reno for one day.

Indian and Limited Stakes
-------------------------

    Revenues and operating profit from Harrah's Indian and limited stakes casinos increased in second quarter and the first six months of 1997 over the 1996 period, due primarily to higher management fees from Harrah's Phoenix Ak-Chin casino.

    On March 31, 1997, Harrah's discontinued its management of both Colorado casinos. This action did not have a material impact on Harrah's first quarter 1997 financial statements.

    Harrah's continues to pursue additional development opportunities for casinos on Indian land and has received National Indian Gaming Commission ("NIGC") approval of development and management agreements with the Eastern Band of Cherokees for a casino development at Cherokee, North Carolina. Construction on this project is underway and the $82 million facility, which will contain approximately 60,000 square feet of casino space, is expected to open during fourth quarter 1997. Though Harrah's is not funding this development, it has guaranteed the related bank financing, of which $33.5 million was outstanding at June 30, 1997.

    In early 1997, Harrah's received NIGC approval of development and management agreements with the Prairie Band of Potawatomi Indians for a development near Topeka, Kansas. Construction began during second quarter 1997 on a $37 million casino facility that will include approximately 27,000 square feet of casino space. This facility, which is expected to be completed during first quarter 1998, will be managed by a Harrah's subsidiary and is being financed by loans which Harrah's has guaranteed.

    Harrah's has also previously announced agreements with other Indian tribes, which are in various stages of negotiation and are subject to certain conditions, including approval from appropriate government agencies. If the necessary approvals for these projects are received, Harrah's would likely
guarantee  the  related  bank  financing  for  the  projects,   which  could  be
significant.

    The agreements under which Harrah's manages casinos on Indian lands contain provisions required by law which provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs. In the event that insufficient cash flow is generated by the operations to fund this payment, Harrah's must pay the shortfall to the tribe. Such advances, if any, would be repaid to Harrah's in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. As of June 30, 1997, the aggregate monthly commitment pursuant to these contracts which extend for periods of up to 84 months from opening date, was $1.2 million, including commitments for two projects with contracts approved by the National Indian Gaming Commission that are under construction but not yet open.

    See DEBT and LIQUIDITY section for further discussion of Harrah's guarantees of debt related to Indian projects.

Other Operations
----------------

    Other operations includes the management fees received by the Company from Harrah's Sky City in Auckland, New Zealand. During second quarter 1997, Harrah's announced that Sky City Limited, owner of the Sky City facility in Auckland, New Zealand, will buy-out Harrah's management contract. Harrah's will continue to manage the facility under its fee agreement until June 1998, when it will receive an estimated fee of US$14 million to terminate the contract. Harrah's has also agreed to sell, subject to regulatory approvals, its remaining equity interest in Sky City Limited for approximately NZ$84 million. If the necessary regulatory approvals are obtained, the sale of the equity interest is expected to close during third quarter 1997.

         Other operations for second quarter and the first six months of 1997 also includes $2.3 million in nonrecurring income received by Harrah's from Interactive Entertainment Limited (IEL) in consideration for the termination of Harrah's management contract which occurred in conjunction with IEL's transformation into a publicly traded company.

    Development costs have decreased from prior year levels due to lower levels of development activity.

Other Factors Affecting Net Income
----------------------------------

                              Second Quarter  Percentage   Six Months Ended  Percentage
(Income)/Expense              --------------  Increase/    ----------------  Increase/
(in millions)                   1997    1996  (Decrease)      1997     1996  (Decrease)
                               -----   -----  ----------     -----    -----  ----------
Preopening costs               $ 0.5   $ 4.8     N/M         $ 8.0    $ 5.0     N/M
Equity in (income) losses of
  nonconsolidated affiliates     3.2    (0.1)    N/M           5.4     (0.2)    N/M
Corporate expense                8.1     8.4    (3.6)%        15.7     15.7       -
Project reorganization costs     2.7     6.1   (55.7)%         4.2      8.5   (50.6)%
Interest expense, net           20.3    17.0    19.4 %        38.1     33.6    13.4
Other income                    (3.1)   (0.8)    N/M          (6.2)    (1.4)    N/M
Effective tax rate              37.9%   38.7%   (0.8)pts      38.0%    38.3%   (0.3)pts
Minority interests             $ 1.9   $ 2.4   (20.8)%       $ 3.8    $ 6.0   (36.7)%
Extraordinary loss, net
  of income taxes                8.1       -     N/M           8.1        -     N/M

    Preopening costs for 1997 include costs incurred in connection with the first quarter 1997 opening of Harrah's St. Louis Riverport casino property, along with ongoing costs related to the expansion at Harrah's Las Vegas property. 1996 preopening costs related to the second quarter opening of Tunica Mardi Gras and an expansion at Harrah's North Kansas City property.

     Equity in (income) losses of nonconsolidated affiliates for second quarter and the first six months of 1997 consists primarily of losses from Harrah's share of the joint venture portion of the St. Louis development, including its $1.6 million share of the joint venture's preopening costs, partially offset by Harrah's share of income from a restaurant affiliate. Harrah's previously reported its share of joint venture pre-interest operating results in Revenues-other, and its share of joint venture interest expense as Interest expense, net, from nonconsolidated affiliates. Prior year amounts have been restated to conform to the current year's presentation.

    Corporate expense is essentially even with the prior year. Project reorganization costs represent Harrah's costs, including legal fees, associated with the on-going development of a reorganization plan for the New Orleans casino (see Harrah's Jazz Company section). Interest expense increased in 1997 over 1996, primarily as a result of higher debt levels incurred to fund the stock repurchase program (see Equity Transactions section) and expansion projects. Other income increased in 1997 due to higher interest income earned by the Company on the cash surrender value of certain life insurance policies, the inclusion in 1997 of dividend income from Harrah's New Zealand investment and a gain on the sale of nonoperating property.

    The effective tax rates for all years are higher than the federal statutory rate primarily due to state income taxes. Minority interests reflect joint venture partners' shares of income at joint venture riverboat casinos and decreased in 1997 from the prior year level as a result of lower Joliet earnings.

    The extraordinary loss reported in second quarter 1997 is due to the early extinguishment of debt and includes the premium paid to holders of the debt retired and the write-off of related unamortized deferred finance charges. (See Debt and Liquidity Early Extinguishment of Debt.)

    In fourth quarter 1997, Harrah's will adopt the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share", which establishes new standards for computing and presenting earnings per share. The following table presents actual earnings per share and pro forma earnings per share computed as if the provisions SFAS No. 128 been in effect for the second quarter and first six months:

                         Second Quarter   First Six Months
                         --------------   ----------------
                           1997    1996      1997     1996
                          -----   -----     -----    -----
  Earnings per share
    As reported           $0.17   $0.29     $0.34    $0.59
    Pro forma (basic)      0.17    0.29      0.34     0.60
    Pro forma (diluted)    0.17    0.29      0.34     0.59

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

    The Company's planned development projects, if they go forward, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. Cash needed to finance projects currently under development as well as additional projects being pursued by Harrah's are expected to be made available from operating cash flows, the bank Facility (see Debt and Liquidity section), Harrah's existing shelf registration (see Debt and Liquidity section), joint venture partners, specific project financing, guarantees by Harrah's of third party debt and, if necessary, additional Harrah's debt and/or equity offerings. Harrah's capital spending for the first six months of 1997 totaled approximately $188 million. Estimated total capital expenditures for 1997 are expected to be $320 million to $340 million, including the projects discussed in the Division Operating Results and Development Plans section, the refurbishment of existing facilities and other projects, but excluding the possible purchase or construction of a second Las Vegas property and the possible second phase of Harrah's Atlantic City expansion.

DEBT AND LIQUIDITY
------------------

Early Extinguishment of Debt
----------------------------

    On May 27, 1997, Harrah's principal operating subsidiary, Harrah's Operating Company, Inc. ("HOC"), redeemed its $200 million in 10 7/8% Senior Subordinated Notes due 2002 (the "Notes") at a call price of

104.833%, plus accrued and unpaid interest through the redemption date. The Company retired the Notes using proceeds from its bank facility. An extraordinary charge, net of tax, of approximately $8.1 million was recorded during second quarter 1997 in conjunction with this early extinguishment of debt.

    In connection with the early extinguishment of the Notes, the Company terminated certain interest rate swap agreements which had been associated with the debt. The gain realized upon the termination of these swap agreements was not material.

Bank Facility
-------------

    As of June 30, 1997, $805.5 million in borrowings, including the funds drawn to retire the Notes, were outstanding under the Company's $1.1 billion revolving credit facility (the "Bank Facility"), with an additional $18.6 million committed to back letters of credit. After consideration of these borrowings, $275.9 million of additional borrowing capacity was available to the Company as of June 30, 1997.

Interest Rate Agreements
------------------------

    As of June 30, 1997, Harrah's was a party to the following interest rate swap agreements which effectively convert fixed rate debt to a variable rate:


                          Effective    Next Semi-
                   Swap     Rate at   Annual Rate
                   Rate     June 30,   Adjustment
Associated Debt (LIBOR+)       1997          Date  Swap Maturity
---------------  ------   ---------   -----------  -------------
8 3/4% Notes
  $50 million     3.42%       9.64%   November 15       May 1998
  $50 million     3.22%       8.95%       July 15      July 1998

In accordance with the terms of the interest rate swap agreements, the effective interest rate on $50 million of these swaps was adjusted on July 15, 1997, to 9.19%.

    Harrah's also maintains the following interest rate swap agreements which effectively convert variable rate debt to a fixed rate:

                                    Swap Rate
                                     Received
                   Swap Rate    (Variable) at           Swap
Notional Amount  Paid (Fixed)   June 30, 1997       Maturity
---------------  -----------    -------------   ------------
$50 million          7.910%           5.840%    January 1998
$50 million          6.985%           5.781%      March 2000
$50 million          6.951%           5.781%      March 2000
$50 million          6.945%           5.781%      March 2000
$50 million          6.651%           5.844%        May 2000
$50 million          5.788%           5.813%       June 2000
$50 million          5.785%           5.813%       June 2000

All seven swap agreements reset on a quarterly basis. In accordance with the terms of the swap which matures in January 1998, the variable interest rate was adjusted on July 28, 1997, to 5.719%.

    These agreements contain a credit risk that the counterparties may be unable to meet the terms of the agreements. Harrah's minimizes that risk by evaluating the creditworthiness of its counterparties, which are limited to major banks and financial institutions, and does not anticipate nonperformance by the counterparties.

Guarantees of Third Party Debt
------------------------------

    As part of a transaction whereby Harrah's has retained an option to a site for a potential casino, Harrah's has extended its guarantee of a third party's $22.9 million variable rate bank loan through February 28, 1998. In connection with this extension, Harrah's also agreed to fund the monthly interest payments to the lender on behalf of the third party, and is to be repaid from the proceeds from the sale of certain assets of the third party. The guaranty contains an element of risk that, should the borrower be unable to perform, the Company could become responsible for repayment of at least a portion of the obligation. Harrah's has reduced this exposure by obtaining a security interest in certain assets of the third party.

    As described in the Division Operating Results and Development Plans -- Indian and Limited Stakes section, Harrah's may guarantee all or part of the debt incurred by Indian tribes with which Harrah's has entered a management contract to fund development of casinos on the Indian lands.

For all existing guarantees of Indian debt, Harrah's has obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, the value of such property would satisfy Harrah's obligations in the event these guarantees were enforced. Additionally, Harrah's has received limited waivers from the Indian tribes of their sovereign immunity to allow Harrah's to pursue its rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken.

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

EQUITY TRANSACTIONS
-------------------

    In October 1996, Harrah's Board of Directors approved a plan which authorizes the purchase in the open market of up to ten percent of Harrah's outstanding shares of common stock. As of June 30, 1997, 2,864,400 shares had been purchased at a cost of approximately $51.5 million and are being held in treasury. The Company expects to acquire additional shares from time to time, in open market or privately negotiated transactions, subject to market conditions through the December 31, 1997 expiration of the approved plan.

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

    In riverboat markets, the recent additions to supply have had a more noticeable impact, due to the fact that competition was limited in the early stages of many of these markets. In Joliet, the opening in late second quarter 1996 of Indiana riverboats, more than doubled the Chicago area capacity, has resulted in a significant decline in Harrah's gaming volume from the 1996 first half. In Tunica, a major new property opened in June 1996, and several existing properties, including Harrah's, added hotel rooms and other amenities and more are planned. In response to competitive pressures in this market and in order to focus its efforts on Harrah's Tunica Mardi Gras Casino, Harrah's closed its original Tunica property in May 1997 and continues to evaluate its plans for that property's disposition. In October 1996, a fourth casino entered the Shreveport market, and in January 1997, a major new development opened in the Kansas City market. Thus far, the Shreveport development has not significantly impacted Harrah's operating results. In Kansas City, Harrah's operating profit declined 21% as a result of the increasing competition in that market.

    Over the past several years, there has also been a significant increase in the number of casinos on Indian lands, made possible by the Indian Gaming Regulatory Act of 1988. Harrah's manages two such facilities and two additional properties are currently under development. The future growth potential from Indian casinos is also uncertain, however.

    Although the short-term effect of these competitive developments on the Company has been negative, Harrah's is not able to determine the long-term impact, whether favorable or unfavorable, that these trends and events will have on its current or future markets. Management believes that the geographic diversity of Harrah's operations, its multi-market customer base and the Company's continuing efforts to establish Harrah's as a premier brand name have well-positioned Harrah's to face the challenges present within the industry. Harrah's has recently introduced WINet, a sophisticated nationwide customer database, and is scheduled to introduce later this year its national Gold Card, a nationwide frequent-player card, both of which it believes will provide competitive advantages, particularly with players who visit more than one market.

Political Uncertainties
-----------------------

    The casino entertainment industry is subject to political and regulatory uncertainty. In 1996, the U.S. government formed a federal commission to study gambling in the United States, including the casino gaming industry. At this time, the role of the commission and the ultimate impact that it will have on the industry is uncertain. From time to time, individual jurisdictions have also considered legislation which could adversely impact Harrah's operations, and the likelihood or outcome of similar legislation in the future is difficult to predict.

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

INTERCOMPANY DIVIDEND RESTRICTION
---------------------------------

    Agreements governing the terms of its debt require Harrah's to abide by covenants which, among other things, limit HOC's ability to pay dividends and make other restricted payments, as defined, to Harrah's. The amount of HOC's restricted net assets, as defined, computed in accordance with the most restrictive of these covenants regarding restricted payments (other than for the repurchase of Harrah's common stock) was approximately $709.1 million at June 30, 1997. With respect to any payments by HOC to Harrah's for the purpose of providing funds to Harrah's for the repurchase of its common stock, the amount of HOC's restricted net assets under such covenant was approximately $571.1 million at June 30, 1997. Harrah's principal asset is the stock of HOC, a wholly-owned subsidiary which holds, directly and through subsidiaries, the principal assets of Harrah's businesses. Given this ownership structure, these restrictions should not impair Harrah's ability to conduct its business through its subsidiaries, to pursue its development plans or to complete the stock repurchase program.

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

     Beginning on November 28, 1995, eight separate class action suits were filed against the Company and various of its corporate affiliates, officers and directors in the United States District Court for the Eastern District of Louisiana. They are Ben F. D'Angelo, Trustee for Ben F. D'Angelo Revocable Trust
v. Harrah's Entertainment Corp., Michael D. Rose, Philip G. Satre and Ron Lenczycki; Max Fenster v. Harrah's Entertainment, Inc., Harrah's New Orleans Investment Company, Grand Palais Casino, Inc., Philip G. Satre, Colin V. Reed, Michael N. Regan, Christopher B. Hemmeter, Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Brothers, Inc., and BT Securities Corp.; Goldie Rosenbloom v. Harrah's Entertainment Corp., Michael D. Rose, Philip G. Satre and Ron Lenczycki; Barry Ross v. Harrah's New Orleans Investment Company, Philip G. Satre, Colin V. Reed, Lawrence L. Fowler, Michael N. Regan, Cezar M. Froelich, Ulric Haynes, Jr., Wendell Gauthier, T. George Solomon, Jr., Duplain W. Rhodes, III, Harrah's Entertainment, Inc., Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Brothers Inc., and BT Securities Corp.; Louis Silverman v. Harrah's Entertainment, Inc., Harrah's New Orleans Investment Company, Grand Palais Casino, Inc., Philip G. Satre, Colin V. Reed, Michael N. Regan,
Christopher B. Hemmeter, and Donaldson, Lufkin & Jenrette Securities Corporation; Florence Kessler v. Philip G. Satre, Colin V. Reed, Charles A. Ledsinger, Jr., Michael N. Regan, Lawrence L. Fowler, Christopher B. Hemmeter, Cezar M. Froelich, Ulric Haynes, Jr., Wendell H. Gauthier, T. George Solomon, Jr., Duplain W. Rhodes, III, Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Brothers Inc., and BT Securities Corporation; Warren Zeiller and Judith M.R. Zeiller v. Harrah's Entertainment Corp., Michael D.
Rose, Philip G. Satre, and Ron Lenczycki; and Charles Zwerving and Helene Zwerving v. Harrah's Entertainment Corp., Philip G. Satre, Colin V. Reed, Christopher B. Hemmeter, and Donaldson, Lufkin & Jenrette Securities Corporation. Per Court Order of January 26, 1996, the above plaintiffs filed a consolidated complaint in the action numbered 95-3925 In Re Harrah's Entertainment, Inc. Securities Litigation. The consolidated complaint alleges that various misstatements and omissions were made in connection with the sale of Harrah's Jazz Company 14.25% First Mortgage Notes and thereafter, and seeks unspecified damages, as well as costs of legal proceedings. On April 25, 1997, the United States District Court preliminarily approved a settlement of this matter, which settlement is contingent upon the consummation of a Plan of Reorganization for HJC. A final fairness hearing was held on June 26, 1997. On July 31, 1997, the Court ruled that the settlement was fair to class members.

     On December 6, 1995 Centex Landis, the general contractor for the permanent casino being developed by HJC, filed suit against the Company, among others, in the Civil District Court for The Parish of Orleans in Centex Landis Construction Co., Inc. v. Harrah's Entertainment, Inc. formally d/b/a The Promus Companies, Inc.; and Ronald A. Lenczycki, Civil No. 95-18101. Defendants removed the case to the United States District Court for the Eastern District of Louisiana and it was subsequently transferred to the Bankruptcy Court handling the HJC bankruptcy. A motion for remand is pending. This suit seeks to collect more than $40 million allegedly owed to Centex Landis by HJC from the Company under guarantee, fraud, fraudulent advertising and unfair trade practice theories. The Company and the other defendant intend to vigorously defend the action and have filed an answer denying all of plaintiff's allegations. No discovery has been taken in the action.

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

     On December 29, 1995 in the Civil District Court for The Parish of Orleans, the City of New Orleans filed suit against the Company and others in City of New Orleans and Rivergate Development Corporation v. Harrah's Entertainment, Inc. (f/k/a The Promus Companies, Inc.), Grand Palais Casino, Inc., Embassy Suites, Inc., First National Bank of Commerce and Ronald A. Lenczycki, Civil No. 95-19285. This suit seeks to require the Company, among others, to complete construction of the permanent casino being developed by HJC under theories of breach of completion guarantee contract, breach of implied duty of good faith, detrimental reliance, misrepresentation, and false advertising. Plaintiff seeks unspecified damages, as well as costs of legal proceedings. Defendants have removed the suit to the United States District Court for the Eastern District of Louisiana and it was then transferred to the Bankruptcy Court handling the HJC bankruptcy. A motion for remand is pending. The Company and the other defendants have filed an answer denying all of plaintiffs' allegations and intend to vigorously defend the action.

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

                    Item 6. Exhibits and Reports on Form 8-K
                   ------------------------------------------

(a)      Exhibits

         *EX-3.(ii)Bylaws of Harrah's Entertainment, Inc., amended July 25,
                   1997.

         *EX-4.1 Termination of Swap Agreement dated May 28, 1997 between The Sumitomo Bank, Limited and Harrah's Operating Company, Inc.

         *EX-4.2 Termination of Swap Agreement dated May 28, 1997 between The Bank of Nova Scotia and Harrah's Operating Company, Inc.

         *EX-4.3 Termination of Swap Agreement dated May 27, 1997 between The Nippon Credit Bank, Ltd. and Harrah's Operating Company, Inc.

         *EX-4.4 Consent to Credit Agreements dated as of April 11, 1997, among Harrah's Entertainment, Inc., Harrah's Operating Company, Inc., Marina Associates, various lending institutions, and Bankers Trust Company, The Bank of New York, CIBC Inc., Credit Lyonnais, Atlanta Agency, Wells Fargo Bank, N.A., The Long-Term Credit Bank of Japan, Limited, New York Branch, NationsBank, N.A. (South), Societe Generale,
                   The Sumitomo Bank, Limited, New York Branch, as Agents, and Bankers Trust Company, as Administrative Agent.

         *EX-4.5 Consent dated April 10, 1997 to Credit Agreement dated June 9, 1995, among Harrah's Entertainment, Inc., Harrah's Operating Company, Inc., Marina Associates, various lenders, and Bankers Trust Company, The Bank of New York, CIBC Inc., Credit Lyonnais, Atlanta Agency, Wells Fargo Bank, N.A., The Long-Term Credit Bank of Japan, Limited, New York Branch, NationsBank, N.A. (South), Societe Generale, The Sumitomo Bank, Limited, New York Branch, as Agents, and Bankers Trust Company, as Administrative Agent.

         *EX-4.6 Letter to Stockholders dated July 23, 1997 regarding Summary of Rights To Purchase Special Shares As Amended Through April 25, 1997.

         *EX-10.1  Severance Agreement dated February 21, 1997 between Thomas
                   J. Carr, Jr. and Harrah's Entertainment, Inc.

         *EX-10.2 Form of Amendment to Severance Agreement dated April 25, 1997 between Harrah's Entertainment, Inc. and John M. Boushy, Bradford W. Morgan, Ben C. Peternell, Colin V. Reed,
                   E. O. Robinson, Jr. and Philip G. Satre.

         *EX-10.3 Amendment dated April 24, 1997, to Harrah's Entertainment, Inc.'s Deferred Compensation Plan.

         *EX-10.4 Amendment dated April 24, 1997 to Harrah's Entertainment, Inc.'s Executive Deferred Compensation Plan.

         *EX-11    Computation of per share earnings.

         *EX-27    Financial Data Schedule.


*Filed herewith.

No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                    Signature
                                    ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   HARRAH'S ENTERTAINMENT, INC.



August 13, 1997                    BY:     COLIN V. REED
                                           -----------------------
                                           Colin V. Reed
                                           Executive Vice President and
                                             Chief Financial Officer
                                           (Chief Accounting Officer)

                                  Exhibit Index
                                  -------------

                                                                    Sequential
Exhibit No.                     Description                          Page No.
-----------                     ------------                        ----------

 EX-3.(ii)    Bylaws of Harrah's  Entertainment,                      43
              Inc., amended July 25, 1997.

 EX-4.1       Termination of Swap Agreement                           56
              dated May 28, 1997 between The
              Sumitomo Bank, Limited and
              Harrah's Operating Company, Inc.

 EX-4.2       Termination of Swap Agreement                           63
              dated May 28, 1997 between The
              Bank of Nova Scotia and Harrah's
              Operating Company, Inc.

 EX-4.3       Termination of Swap Agreement                           65
              dated May 27, 1997 between The
              Nippon Credit Bank, Ltd. and
              Harrah's Operating Company, Inc.

 EX-4.4       Consent to Credit Agreements dated                       66
              as of April 11, 1997, among Harrah's
              Entertainment, Inc., Harrah's
              Operating Company, Inc., Marina
              Associates, various lending
              institutions, and Bankers Trust
              Company, The Bank of New York,
              CIBC Inc., Credit Lyonnais,
              Atlanta Agency, Wells Fargo
              Bank, N.A., The Long-Term Credit
              Bank of Japan, Limited, New York
              Branch, NationsBank, N.A. (South),
              Societe Generale, The Sumitomo
              Bank, Limited, New York Branch,
              as Agents, and Bankers Trust
              Company, as Administrative Agent.

 EX-4.5       Consent dated April 10, 1997 to                         76
              Credit Agreement dated June 9,
              1995, among Harrah's Entertainment,
              Inc., Harrah's Operating Company,
              Inc., Marina Associates, various
              lenders, and Bankers Trust Company,
              The Bank of New York, CIBC Inc.,
              Credit Lyonnais, Atlanta Agency,
              Wells Fargo Bank, N.A., The Long-
              Term Credit Bank of Japan, Limited,
              New York Branch, NationsBank, N.A.
              (South), Societe Generale, The
              Sumitomo Bank, Limited, New York
              Branch, as Agents, and Bankers Trust
              Company, as Administrative Agent.

 EX-4.6       Letter to Stockholders dated July 23,                   83
              1997 regarding Summary of Rights to
              Purchase Special Shares as Amended
              Through April 25, 1997.

 EX-10.1      Severance Agreement dated February                      90
              21, 1997 between Thomas J. Carr, Jr.
              and Harrah's Entertainment, Inc.

 EX-10.2      Form of Amendment to Severance Agreement               107
              dated April 25, 1997 between Harrah's
              Entertainment, Inc. and John M. Boushy,
              Bradford W. Morgan, Ben C. Peternell,
              Colin V. Reed, E. O. Robinson, Jr.
              and Philip G. Satre.

 EX-10-3      Amendment dated April 24, 1997 to                      109
              Harrah's Entertainment, Inc.'s
              Deferred Compensation Plan.

 EX-10-4      Amendment dated April 24, 1997 to                      111
              Harrah's Entertainment, Inc.'s
              Executive Deferred Compensation Plan.

 EX-11        Computation of per share earnings.                     113

 EX-27        Financial Data Schedule