Form 10-Q
period 1997-09-30
HARRAHS ENTERTAINMENT INC
filed 1997-11-13
CIK 858339

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
      ENDED SEPTEMBER 30, 1997

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

                                1023 Cherry Road,
                            Memphis, Tennessee 38117
                    (Address of principal executive offices)
                                 (901) 762-8600
              (Registrant's telephone number, including area code)

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

     At September 30, 1997, there were outstanding 100,951,352 shares of the Company's Common Stock.

                              Exhibit Index Page 42

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

                          HARRAH'S ENTERTAINMENT, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
(In thousands, except share amounts)

                                                                      Sept. 30,          Dec. 31,
                                                                          1997              1996
                                                                    ----------        ----------
ASSETS

Current assets
  Cash and cash equivalents                                         $   99,782        $  105,594
  Receivables, less allowance for doubtful
    accounts of $11,394 and $14,064                                     35,082            41,203
  Deferred income tax benefits                                          23,174            25,551
  Prepayments and other                                                 24,473            18,401
  Inventories                                                           12,486            10,838
                                                                    ----------        ----------
      Total current assets                                             194,997           201,587
                                                                    ----------        ----------
Land, buildings, riverboats and equipment                            2,158,358         1,977,960
Less: accumulated depreciation                                        (655,612)         (588,066)
                                                                    ----------        ----------
                                                                     1,502,746         1,389,894

Investments in and advances to
  nonconsolidated affiliates                                           175,181           215,539
Deferred costs and other                                               160,507           167,053
                                                                    ----------        ----------
                                                                    $2,033,431        $1,974,073
                                                                    ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                  $   46,267        $   44,934
  Construction payables                                                  8,784            17,975
  Accrued expenses                                                     172,990           139,892
  Current portion of long-term debt                                      1,894             1,841
                                                                    ----------        ----------
      Total current liabilities                                        229,935           204,642

Long-term debt                                                         918,064           889,538
Deferred credits and other                                              97,807            97,740
Deferred income taxes                                                   33,630            45,443
                                                                    ----------        ----------
                                                                     1,279,436         1,237,363
                                                                    ----------        ----------

Minority interests                                                      16,618            16,964
                                                                    ----------        ----------
Commitments and contingencies (Notes 3, 5, 6 and 7)

Stockholders' equity
  Common stock, $0.10 par value, authorized 360,000,000 shares, outstanding 100,951,352 and 102,969,699 shares (net of
    3,083,056 and 771,571 shares held in treasury)                      10,095            10,297
  Capital surplus                                                      387,411           385,941
  Retained earnings                                                    337,311           290,797
  Unrealized gains on marketable equity securities                      17,976            51,394
  Deferred compensation related to restricted stock                    (15,416)          (18,683)
                                                                    ----------        ----------
                                                                       737,377           719,746
                                                                    ----------        ----------
                                                                    $2,033,431        $1,974,073
                                                                    ==========        ==========

     See accompanying Notes to Consolidated Condensed Financial Statements.
                                       -3-

                          HARRAH'S ENTERTAINMENT, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

(In thousands, except per share               Third Quarter Ended               Nine Months Ended
 amounts)                                 Sept. 30,      Sept. 30,       Sept. 30,       Sept. 30,
                                              1997           1996            1997            1996
                                          --------       --------      ----------      ----------
Revenues
  Casino                                  $361,369       $358,331      $1,012,118      $1,015,008
  Food and beverage                         53,461         52,609         147,903         143,444
  Rooms                                     36,371         32,778          95,126          89,076
  Management fees                            4,483          3,937          17,348          12,047
  Other                                     22,469         20,183          58,738          57,837
  Less: casino promotional allowances      (39,905)       (39,112)       (109,993)       (104,737)
                                          --------       --------      ----------      ----------
      Total revenues                       438,248        428,726       1,221,240       1,212,675
                                          --------       --------      ----------      ----------
Operating expenses
  Direct
    Casino                                 176,966        176,837         514,142         504,938
    Food and beverage                       27,968         26,206          76,090          71,819
    Rooms                                   10,579          9,367          29,336          26,770
  Depreciation of buildings,
    riverboats and equipment                26,141         23,366          76,802          67,009
  Development costs                          2,720          3,172           7,409           8,611
  Preopening costs                             962             68           8,977           5,084
  Other                                    114,287         89,873         298,151         263,236
                                          --------       --------      ----------      ----------
      Total operating expenses             359,623        328,889       1,010,907         947,467
                                          --------       --------      ----------      ----------
        Operating profit                    78,625         99,837         210,333         265,208
  Corporate expense                         (6,563)        (7,661)        (22,240)        (23,374)
  Equity in income (losses) of
    nonconsolidated affiliates              (2,899)           404          (8,270)            638
  Project reorganization costs              (1,414)        (2,690)         (5,584)        (11,190)
                                          --------       --------      ----------      ----------
Income for operations                       67,749         89,890         174,239         231,282
Interest expense, net of interest
  capitalized                              (19,757)       (18,173)        (57,901)        (51,768)
Realized gain from sale of marketable
  equity securities                         37,388              -          37,388               -
Other income, including interest
  income                                     2,133            962           8,360           2,322
                                          --------       --------      ----------      ----------
Income before income taxes and
  minority interests                        87,513         72,679         162,086         181,836
Provision for income taxes                 (32,654)       (28,829)        (60,978)        (70,612)
Minority interests                          (1,970)        (1,500)         (5,735)         (7,487)
                                          --------       --------      ----------      ----------
Income before extraordinary loss            52,889         42,350          95,373         103,737
Extraordinary loss on early
  extinguishment of debt, net of
  income tax benefit of $4,477                   -              -          (8,134)              -
                                          --------       --------      ----------      ----------
Net income                                $ 52,889       $ 42,350      $   87,239      $  103,737
                                          ========       ========      ==========      ==========
Earnings per share before
  extraordinary loss                      $   0.52       $   0.41      $     0.94      $     1.00

Extraordinary loss, net                          -              -           (0.08)              -
                                          --------       --------      ----------      ----------
Earnings per share                        $   0.52       $   0.41      $     0.86      $     1.00
                                          ========       ========      ==========      ==========
Average common shares outstanding          100,835        103,324         101,367         103,

                                          ========       ========      ==========      ==========

See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(In thousands)                                                                Nine Months Ended
                                                                      Sept. 30,        Sept. 30,
                                                                          1997             1996
                                                                     ---------        ---------
Cash flows from operating activities
  Net income                                                         $  87,239        $ 103,737
  Adjustments to reconcile net income to cash
    flows from operating activities
      Extraordinary loss, before income taxes                           12,611                -
      Depreciation and amortization                                     89,659           76,620
      Other noncash items                                               21,195           22,874
      Minority interests' share of income                                5,735            7,487
      Equity in losses (income) of nonconsolidated
        affiliates                                                       3,983             (638)
      Realized gain from sale of marketable equity
        securities                                                     (37,388)               -
      Net gains from asset sales                                          (943)               -
      Net change in long-term accounts                                   2,736            1,539
      Net change in working capital accounts                            34,216           (2,172)
                                                                     ---------        ---------
          Cash flows provided by operating
            activities                                                 219,043          209,447
                                                                     ---------        ---------
Cash flows from investing activities
  Land, buildings, riverboats and equipment additions                 (192,734)        (211,760)
  (Decrease) increase in construction payables                          (9,191)           5,577
  Proceeds from sale of marketable equity securities                    53,755                -
  Proceeds from asset sales                                              2,997            1,159
  Investments in and advances to nonconsolidated
    affiliates                                                         (45,444)         (46,655)
  Other                                                                 (5,800)          (3,320)
                                                                     ---------        ---------
          Cash flows used in investing activities                     (196,417)        (254,999)
                                                                     ---------        ---------
Cash flows from financing activities
  Net borrowings under Revolving Credit Facility                       229,958           46,500
  Early extinguishment of 10 7/8% Notes                               (200,000)               -
  Scheduled debt retirements                                            (1,793)          (2,171)
  Premium paid on early extinguishment of debt                          (9,666)               -
  Purchases of treasury stock                                          (40,947)               -
  Minority interests' distributions, net of
    contributions                                                       (5,990)          (9,168)
                                                                     ---------        ---------
          Cash flows (used in) provided by
            financing activities                                       (28,438)          35,161
                                                                     ---------        ---------

Net decrease in cash and cash equivalents                               (5,812)         (10,391)
Cash and cash equivalents, beginning of period                         105,594           96,345
                                                                     ---------        ---------
Cash and cash equivalents, end of period                             $  99,782        $  85,954
                                                                     =========        =========


     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

Note 1 - Basis of Presentation and Organization
-----------------------------------------------

    Harrah's Entertainment, Inc. ("Harrah's" or the "Company" and including its subsidiaries where the context requires), a Delaware corporation, is one of America's leading casino companies. Harrah's casino entertainment facilities include casino hotels in all five major Nevada and New Jersey gaming markets:
Reno, Lake Tahoe, Las Vegas and Laughlin, Nevada; and Atlantic City, New
Jersey. Harrah's riverboat and dockside casinos are in Joliet, Illinois; Shreveport, Louisiana; Tunica and Vicksburg, Mississippi; and North Kansas City and St. Louis, Missouri. Harrah's manages casinos on Indian lands near Phoenix, Arizona and Seattle, Washington. During third quarter 1997, the Company sold its minority interest in a casino in Auckland, New Zealand and will terminate the management contract for that property on June 30, 1998 (see Note 7). Harrah's discontinued managing two limited stakes casinos in Colorado at the end of first quarter 1997.

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

     Certain amounts for the prior year third quarter and first nine months have been reclassified to conform with the current year presentation.

Note 2 - Stockholders' Equity
-----------------------------

     In addition to its common stock, Harrah's has the following classes of stock authorized but unissued:

     Preferred stock, $100 par value, 150,000 shares authorized
     Special stock, 2,000,000 shares authorized -
       Series A, $1.125 par value

     In October 1996, Harrah's Board of Directors approved a plan which authorized the purchase in open market and other transactions of up to 10% of Harrah's outstanding shares of

                          HARRAH'S ENTERTAINMENT, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

Note 2 - Stockholders' Equity (Continued)
----------------------------------------

common stock. As of September 30, 1997, 2,989,700 shares had been purchased at an average price of $18.05 per share. The repurchased shares are being held in treasury and are reflected in the Consolidated Condensed Balance Sheets as if they were retired.

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

Interest Rate Agreements
------------------------

     To manage the relative mix of its debt between fixed and variable rate instruments, Harrah's enters into interest rate swap agreements to modify the interest characteristics of its outstanding debt without an exchange of the underlying principal amount. At September 30, 1997, Harrah's was a party to the following interest rate swap agreements pursuant to which it pays a variable interest rate in exchange for receiving a fixed interest rate. The average variable rate paid by Harrah's was 6.0% at September 30, 1997, and the average fixed interest rate received was 5.4%. The impact of these interest rate swap agreements on the effective interest rates of the associated debt was as follows:



                                         Effective           Next Semi-
                     Swap                Rate at             Annual Rate
Associated           Rate                Sept. 30,           Adjustment
Debt                 (LIBOR+)            1997                Date                Swap Maturity
-------------        --------            ---------           -----------         -------------
8 3/4% Notes
  $50 million        3.42%               9.64%               November 17         May 1998
  $50 million        3.22%               9.19%               January 15          July 1998


                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

Note 3 - Long-Term Debt (Continued)
----------------------------------

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



                                                   Swap Rate
                          Swap Rate                Received
                          Paid                     (Variable) at            Swap
Notional Amount           (Fixed)                  Sept. 30, 1997           Maturity
---------------           ---------                --------------           ------------
$50 million               7.910%                   5.719%                   January 1998
$50 million               6.985%                   5.719%                   March 2000
$50 million               6.951%                   5.719%                   March 2000
$50 million               6.945%                   5.719%                   March 2000
$50 million               6.651%                   5.719%                   May 2000
$50 million               5.788%                   5.719%                   June 2000
$50 million               5.785%                   5.719%                   June 2000




In accordance with the terms of the swap which matures in January 1998, the variable interest rate was adjusted on October 27, 1997 to 5.813%.

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

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

Note 4 - Supplemental Disclosure of Cash Paid for Interest and
--------------------------------------------------------------
Taxes

-----

     The following table reconciles Harrah's interest expense, net of interest capitalized, per the Consolidated Condensed Statements of Income, to cash paid for interest:


                                                                             Nine Months Ended
                                                                     Sept. 30,        Sept. 30,
                                                                         1997             1996
(In thousands)                                                       --------         --------
Interest expense, net of amount capitalized                           $57,901          $51,768
Adjustments to reconcile to cash paid for interest:
  Net change in accruals                                               (1,136)          (8,270)
  Amortization of deferred finance changes                             (2,194)          (2,361)
  Net amortization of discounts and premiums                               (9)             (16)
                                                                      -------          -------
Cash paid for interest, net of amount capitalized                     $54,562          $41,121
                                                                      =======          =======
Cash payments of income taxes, net of refunds                         $15,696          $32,829
                                                                      =======          =======


Note 5 - Commitments and Contingent Liabilities
-----------------------------------------------
Contractual Commitments
-----------------------

     Harrah's is pursuing additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties, guarantees by Harrah's of third party debt and development completion guarantees. As of September 30, 1997, Harrah's had guaranteed third party loans and leases of $133 million, which are secured by certain assets, and had commitments of $41 million, primarily construction-related.

     The agreements under which Harrah's manages casinos on Indian lands contain provisions required by law which provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled payments of borrowings for development costs. In the event that insufficient cash flow is generated by the operations to fund this payment, Harrah's must pay the shortfall to the tribe. Such advances, if any, would be repaid to Harrah's in future periods in which operations generate cash flow in excess of the required minimum payment. These

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

Note 5 - Commitments and Contingent Liabilities (Continued)
----------------------------------------------------------

commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. As of September 30, 1997, the aggregate monthly commitment pursuant to these contracts, which extend for periods of up to 84 months from opening date, was $1.2 million, including commitments for two projects with contracts approved by the National Indian Gaming Commission that are under development but not yet open.

     In addition to the amounts described above, as part of a transaction whereby Harrah's effectively secured an option to a site for a potential casino, Harrah's has extended its guarantee of a $22.9 million third party variable rate bank loan pursuant to an agreement which expires February 28, 1998.

     See Note 7 for discussion of the proposed completion guarantees related to development of the New Orleans' casino.

Severance Agreements
--------------------

     As of September 30, 1997, Harrah's has severance agreements with 35 of its senior executives, which provide for payments to the executives in the event of their termination after a change in control, as defined. These agreements provide, among other things, for a compensation payment of 1.5 or 2.99 times the average of the three highest years of annual compensation of the last five calendar years preceding the change in control, as well as for accelerated vesting of any compensation or awards payable to the executive under any of Harrah's incentive plans. The estimated amount, computed as of September 30, 1997, that would be payable under the agreements to these executives based on earnings and stock options aggregated approximately $32.0 million.

Guarantee of Insurance Contract
-------------------------------

     Harrah's has guaranteed the value of a guaranteed investment contract with an insurance company held by Harrah's defined contribution savings plan. Harrah's has also agreed to provide non-interest-bearing loans to the plan to fund, on an interim basis, withdrawals from this contract by retired or terminated employees. Harrah's maximum exposure on this guarantee as of September 30, 1997, was $6.1 million.

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

Note 5 - Commitments and Contingent Liabilities (Continued)
----------------------------------------------------------
Tax Sharing Agreements
----------------------

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

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

Note 6 - Litigation (Continued)
------------------------------

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

Note 7 - Nonconsolidated Affiliates
-----------------------------------
Harrah's Jazz Company
---------------------

        A Harrah's subsidiary owns an approximate 47% interest in Harrah's Jazz Company ("Harrah's Jazz"), a partnership formed for purposes of developing, owning and operating the exclusive land-based casino entertainment facility (the "Rivergate Casino") in New Orleans, Louisiana, on the site of the former Rivergate Convention Center. On November 22, 1995, Harrah's Jazz and its wholly-owned subsidiary, Harrah's Jazz Finance Corp., filed petitions for relief under Chapter 11 of the Bankruptcy Code. Harrah's Jazz filed a plan of reorganization with the Bankruptcy Court on April 3, 1996 and filed several subsequent amendments to the plan (the "Plan"). On April 28, 1997, the Bankruptcy Court held a confirmation hearing and approved the Plan.

        The confirmed Plan contemplated, among other things, that a newly formed corporation, Jazz Casino Corporation ("JCC"), would be responsible for completing construction of the Rivergate casino, a subsidiary of the Company would receive approximately 40% of the equity in JCC's parent, and Harrah's would make a $75 million equity investment in the project (less any debtor-in-possession financing provided to the project), guarantee $120 million of a $180 million bank credit facility, guarantee completion and opening of the Rivergate Casino and make an additional $20 million subordinated loan to JCC to finance the Rivergate Casino. However, since the Louisiana State Legislature did not approve a component of the confirmed Plan -a modified casino operating contract with the Louisiana Gaming Control Board - the confirmed Plan was not consummated. Subsequently, Harrah's Jazz filed a proposed modified plan with the Bankruptcy Court which contemplated, among other things, the assumption of the existing casino operating contract and relief from payment of any gaming

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

Note 7 - Nonconsolidated Affiliates (Continued)
----------------------------------------------

taxes under the casino operating contract.

        In lieu of the proposed modified plan to assume the existing casino operating contract, Harrah's Jazz plans to file in November 1997 a further modification of the confirmed Plan. This plan would provide that a subsidiary of the Company would receive approximately 40% of the equity in JCC's parent, and Harrah's would make a $75 million equity investment in the project (less any debtor-in-possession financing provided to the project), guarantee $150 million of a $220 million bank credit facility, guarantee completion and opening of the Rivergate Casino and make an additional $10 million subordinated loan to JCC to finance the Rivergate Casino. Harrah's would also be obligated to guarantee the first year of JCC's $100 million minimum payment obligation to the Louisiana Gaming Control Board and, if certain positive cash flow tests and other conditions are satisfied each year, to renew the guarantee each year for a maximum term of approximately five years. Harrah's obligations under the guarantee would be limited to a guarantee of the $100 million payment obligation of JCC for the year in which the guarantee is in effect and would be secured by a first priority lien on JCC's assets. JCC's payment obligation would be $100 million at the commencement of each operating year and would decline on a daily basis by 1/365 of $100 million as payments are made each day by JCC to the Louisiana Gaming Control Board.

        The Governor of Louisiana, the Mayor of New Orleans, the Bondholders Committee and the project bank lenders have expressed support in principle for this proposed plan. However, the plan is subject to numerous approvals, including approval from Harrah's bank lenders, the Louisiana State Legislature, the Louisiana Gaming Control Board, the New Orleans City Council, the bondholders, the Bankruptcy Court and others. There can be no assurance that these approvals will be obtained and that such plan will be consummated.

        During the course of the bankruptcy of Harrah's Jazz, a subsidiary of the Company has made debtor-in-possession loans to Harrah's Jazz, totaling approximately $29.8 million as of September 30, 1997, to fund certain payments to the City of New Orleans and other cash requirements of Harrah's Jazz. On July 10, 1997, the Company notified Harrah's Jazz that, at such time, the Company was not prepared to commit to provide debtor-in-possession financing to Harrah's Jazz beyond the earlier of

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

Note 7 - Nonconsolidated Affiliates (Continued)
----------------------------------------------

September 30, 1997 or the provision of $30 million of debtor-in-possession financing. Due to uncertainties at the end of third quarter 1997 regarding the consummation of an acceptable bankruptcy reorganization plan, the Company recorded a $13.0 million reserve against the debtor-in-possession financing provided to Harrah's Jazz, reflecting a possible shortfall in the realizable value of the collateral for the loans.

     As a consequence of the recent events described above, Harrah's has committed to provide an additional $9 million in debtor-in-possession loans to Harrah's Jazz (for a total of $39 million) through February 28, 1998. This loan commitment is conditioned upon Harrah's Jazz meeting certain monthly milestones in the bankruptcy reorganization process.

Other
-----
     Summarized balance sheet and income statement information of nonconsolidated gaming affiliates, which Harrah's accounted for using the equity method, as of September 30, 1997 and December 31, 1996, and for the third quarters and nine months ended September 30, 1997 and 1996 is included in the following tables.


(In thousands)                                                      Sept. 30,        Dec. 31,
                                                                        1997            1996
                                                                    --------        --------

Combined Summarized Balance Sheet Information
  Current assets                                                    $ 18,118        $ 33,516
  Land, buildings and equipment, net                                 380,110         391,133
  Other assets                                                       179,870         171,748
                                                                    --------        --------
    Total assets                                                     578,098         596,397
                                                                    --------        --------
  Current liabilities                                                101,409         129,114
  Long-term debt                                                     464,832         486,740
  Other liabilities                                                    1,000               -
                                                                    --------        --------
    Total liabilities                                                567,241         615,854
                                                                    --------        --------
      Net assets                                                    $ 10,857        $(19,457)
                                                                    ========        ========


                                               Third Quarter Ended          Nine Months Ended
                                             Sept. 30,    Sept. 30,     Sept. 30,    Sept. 30,
                                                 1997         1996          1997         1996
                                             --------     --------      --------     --------
(In thousands)
Combined Summarized Statements of
  Operations
      Revenues                               $  4,878     $  7,373      $ 17,292     $ 22,006
                                             ========     ========      ========     ========
      Operating loss                         $(12,726)    $ (7,429)     $(29,756)    $(15,383)
                                             ========     ========      ========     ========
      Net loss                               $(16,346)    $ (9,744)     $(37,094)    $(18,711)
                                             ========     ========      ========     ========


                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

Note 7 - Nonconsolidated Affiliates (Continued)
----------------------------------------------
Harrah's share of nonconsolidated affiliates' combined net operating results are reflected in the accompanying Consolidated Condensed Statements of Income as Equity in income (losses) of nonconsolidated affiliates. Harrah's investments in and advances to nonconsolidated affiliates are reflected in the accompanying Consolidated Condensed Balance Sheets as follows:



                                                                   Sept. 30,       Dec. 31,
                                                                       1997           1996
                                                                   --------       --------
(In thousands)
Harrah's investments in and advances to
  nonconsolidated affiliates
    Accounted for under the equity method                          $130,087       $ 98,356
    Equity securities available-for-sale and
      recorded at market value                                       45,094        117,183
                                                                   --------       --------
                                                                   $175,181       $215,539
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

Harrah's New Zealand
--------------------

     During third quarter 1997, Harrah's sold its 12.5% equity interest in Sky City Limited, a New Zealand publicly-traded company which owns a casino entertainment facility in Auckland, New Zealand. Harrah's received $56.8 million for its equity interest and recorded a pre-tax gain of $37.4 million. Harrah's continues to manage the facility for a fee. It was announced during second quarter 1997 that Sky City Limited will buy out Harrah's management contract and Harrah's will discontinue management of the facility in June 1998.

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

Note 8 - Summarized Financial Information
-----------------------------------------

     HOC is a wholly owned subsidiary and the principal asset of Harrah's. Summarized financial information of HOC as of September 30, 1997 and December 31, 1996 and for the third quarters and nine months ended September 30, 1997 and 1996 prepared on the same basis as Harrah's was as follows:


                                                                 Sept. 30,        Dec. 31,
                                                                     1997            1996
(In thousands)                                                 ----------      ----------
Current assets                                                 $  190,381      $  199,838
Land, buildings, riverboats, and equipment                      1,502,746       1,389,894
Other assets                                                      335,606         382,516
                                                               ----------      ----------
                                                                2,028,733       1,972,248
                                                               ----------      ----------
Current liabilities                                               216,911         191,689
Long-term debt                                                    918,064         889,538
Other liabilities                                                 134,232         143,705
Minority interests                                                 16,618          16,964
                                                               ----------      ----------
                                                                1,285,825       1,241,896
                                                               ----------      ----------
         Net assets                                            $  742,908      $  730,352
                                                               ==========      ==========



                                              Third Quarter Ended             Nine Months Ended
                                            Sept. 30,    Sept. 30,      Sept. 30,      Sept. 30,
                                                1997         1996           1997           1996
(In thousands)                              --------     --------      ----------    ----------
Revenues                                    $437,561     $429,169      $1,220,465    $1,213,407
                                            ========     ========      ==========    ==========
Income from operations                      $ 67,392     $ 89,844      $  174,004    $  229,857
                                            ========     ========      ==========    ==========
Income before extraordinary loss            $ 52,657     $ 42,320      $   95,220    $  102,811
                                            ========     ========      ==========    ==========
Net income                                  $ 52,657     $ 42,320      $   87,086    $  102,811
                                            ========     ========      ==========    ==========


The agreements governing the terms of the Company's debt contain certain covenants which, among other things, place limitations on HOC's ability to pay dividends and make other restricted payments, as defined, to Harrah's. The amount of HOC's restricted net assets, as defined, computed in accordance with the most restrictive of these covenants regarding restricted

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


Note 8 - Summarized Financial Information
-----------------------------------------

payments (other than for repurchases of Harrah's common stock), was approximately $732.4 million at September 30, 1997. With respect to any payments by HOC to Harrah's for the purpose of providing funds to Harrah's for the repurchase of its common stock, the amount of HOC's restricted net assets under such covenant was approximately $597.7 million at September 30, 1997.

            Item 2. Management's Discussion and Analysis of Financial
           ----------------------------------------------------------
                       Condition and Results of Operations
                       -----------------------------------

     The following discussion and analysis of the financial position and operating results of Harrah's Entertainment, Inc., (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as "Harrah's" or the "Company,") for third quarter and the first nine months of 1997 and 1996 updates, and should be read in conjunction with, Management's Discussion and Analysis of Financial Position and Results of Operations presented in Harrah's 1996 Annual Report.

RESULTS OF OPERATIONS
---------------------
Overall
-------

     Harrah's financial results through the third quarter of 1997 continue to reflect, as do the results of many of its competitors, the impact of increased supply and competition within the casino entertainment industry. Also impacting Harrah's 1997 financial results were construction disruptions during the year and weather-related business interruptions during first quarter 1997 at several of its properties. Though Harrah's revenues increased slightly for third quarter and the first nine months as compared to the prior year periods, the impact of increased competition and business interruptions impacted Harrah's operating profit and margins, as noted in the following table.



                            Third Quarter  Percentage Nine Months Ended   Percentage
(in millions, except       --------------  Increase   -----------------   Increase
earnings per share)          1997    1996  (Decrease)      1997     1996  (Decrease)
                           ------  ------  ----------  -------- --------  ----------
Revenues                   $438.2  $428.7      2.2 %   $1,221.2  $1,212.7     0.7 %
Operating profit             91.9    99.9     (8.0)%      231.7     270.3   (14.3)%
Income from operations       67.7    89.9    (24.7)%      174.2     231.3   (24.7)%
Income before
  extraordinary loss         52.9    42.4     24.8%        95.4     103.7    (8.0)%
Net income                   52.9    42.4     24.8%        87.2     103.7   (15.9)%
Earnings per share
  Before extraordinary loss  0.52    0.41     26.8%        0.94      1.00    (6.0)%
  Net income                 0.52    0.41     26.8%        0.86      1.00   (14.0)%
Operating margin             15.4%   21.0%    (5.6)pts     14.3%     19.1%   (4.8)pts


     The impact on Harrah's operations of these factors can also be seen in the following table, which summarizes contributions to operating profit (income from operations before corporate expense, equity in income (losses) of nonconsolidated affiliates and project reorganization costs) by major operating division for the twelve month periods ended September 30, 1997, 1996 and 1995 in millions of dollars and as a percent of the total for each of Harrah's divisions:



                          Contribution for Twelve Months Ended Sept. 30,
                          ---------------------------------------------
                            In Millions of Dollars     Percent of Total
                            ----------------------     ----------------
                                1997   1996   1995     1997  1996  1995
                                ----   ----   ----     ----  ----  ----
 Riverboat                      $123   $153   $163       41%   44%   44%
 Atlantic City                    76     77     87       25    22    24
 Southern Nevada                  44     70     73       14    20    20
 Northern Nevada                  50     61     68       17    17    18
 Indian/Limited Stakes            13      4      7        4     1     2
 Development costs               (11)   (14)   (19)      (4)   (4)   (5)
 Other operations                  9      -    (11)       3     -    (3)
                                ----   ----   ----      ---   ---   ---
   Subtotal                      304    351    368      100%  100%  100%
 Project writedowns                                     ===   ===   ===
   and reserves                  (64)   (93)     -
 Preopening costs                (10)    (6)     -
                                ----   ----   ----
   Operating profit             $230   $252   $368
                                ====   ====   ====



DIVISION OPERATING RESULTS AND DEVELOPMENT PLANS
------------------------------------------------

Riverboat Division
------------------


                          Third Quarter  Percentage  Nine Months Ended  Percentage
                         --------------  Increase/   -----------------  Increase/
(in millions)              1997    1996  (Decrease)     1997     1996   (Decrease)
                         ------  ------  ----------   ------   ------   ----------
Casino revenues          $160.5  $144.7    10.9 %     $457.3   $428.4      6.7 %
Total revenues            171.3   160.9     6.5 %      498.1    478.9      4.0 %
Operating profit           35.5    33.4     6.3 %       96.9    114.6    (15.4)%
Operating margin           20.7%   20.8%   (0.1)pts     19.5%    23.9%    (4.4)pts


     Revenues for the Division increased for the third quarter and the first nine months of 1997 over the comparable prior year periods. Operating profits and margins declined for the nine months in the face of new and increased competition in several riverboat markets over the past year. However, for the quarter, operating profits increased and margins remained essentially flat compared to prior year. Harrah's believes most riverboat markets in which it competes are now stable or are beginning to show improvements.

     Revenues, operating profit and margin for the third quarter at Harrah's Joliet in Illinois were stable compared to the third quarter last year. However, for the nine months, revenues, operating profit and margin declined compared to the prior year due to the introduction of riverboat casinos in neighboring Indiana which more than doubled regional supply since June 1996. Gaming volume at Harrah's Joliet declined 19.2% for the first nine months of 1997 from the prior year period, significantly impacting property revenues. Operating profit and margins were further impacted by higher marketing and promotional expenses that resulted from the increased competition. The Company has made certain operating adjustments, including a modification of the cruising schedule, which have helped stabilize operating results at Joliet. Though management believes that the property's operating results have stabilized, revenues and operating profit at Harrah's Joliet are not expected to return to the levels achieved prior to the entrance of the Indiana riverboats into the regional market. Subject to the receipt of necessary approvals, the Company plans to begin construction during fourth quarter 1997 of an expansion at the Joliet property. The $29.5 million project will include a 204-room luxury hotel and 9,000 square feet of meeting space. The project is scheduled to be completed in early 1999.

     Combined third quarter performance by Harrah's Mississippi properties improved over the prior year as operating income increased by $6.0 million, primarily due to operating improvements in Tunica as it continued the turnaround that began in the second quarter. The Tunica improvement is due in part to the second quarter 1997 closure of Harrah's original Tunica casino. The Company is now focusing all its efforts in the Tunica market on its newer Tunica property, which opened in April 1996. The Company is continuing to explore its options for the ultimate disposition of the original Tunica property. A reserve for the impairment of the original Tunica property was recorded in fourth quarter 1996 and the Company believes such reserve remains adequate. However, the Company will continue to periodically review the adequacy of this reserve until the final disposition of the property. During second quarter 1997, the

Company acquired its minority partner's interest in both Tunica properties. The cost of this acquisition was not material to Harrah's.

     Revenues for the first nine months of 1997 were up from 1996 at Harrah's North Kansas City due primarily to the Company's addition of a second riverboat casino in May 1996. However, revenues for third quarter and operating profit for both the third quarter and year-to-date declined from the comparable prior year periods due to increased marketing and promotional costs as a result of additional competition, including a major new property that opened in January 1997. Despite the significant competitive capacity added to the market, Harrah's continues to lead the overall Kansas City market in profitability and most other measures of performance.

     Despite a 3.5% decline in Harrah's Shreveport revenues for third quarter 1997 compared to the prior year, due to the entrance in fourth quarter 1996 of a new competitor into the market, operating profit remained flat. Harrah's is continuing its evaluation of various expansion opportunities for its Shreveport facility. Any expansion project is subject to the receipt of necessary regulatory approvals and reaching a definitive agreement with the City of Shreveport.

     Harrah's St. Louis Riverport casinos reported an operating loss of approximately $0.4 million for third quarter 1997 as the Company slowly builds its market position. The St. Louis Riverport casino entertainment complex in Maryland Heights, Missouri, a suburb of St. Louis, opened on March 11, 1997. The facility includes four riverboat casinos, two of which are owned and operated by Harrah's, and shoreside facilities jointly-owned with another casino company. Harrah's pro-rata share of the operating losses of the shoreside facilities joint venture was $3.0 million for the quarter and is reported separately in the Income Statement and included in Equity in losses of nonconsolidated subsidiaries (see Other Factors Affecting Net Income).

Atlantic City
-------------


                         Third Quarter  Percentage  Nine Months Ended  Percentage
                         -------------  Increase/   -----------------  Increase/
(in millions)             1997    1996  (Decrease)     1997      1996  (Decrease)
                         -----   -----  ----------   ------    ------  ----------
Casino revenues          $87.7   $91.7    (4.3)%     $243.9    $238.7     2.2 %
Total revenues            99.0    98.7     0.3 %      270.0     258.2     4.6 %
Operating profit          25.6    26.9    (4.8)%       60.7      59.3     2.4 %
Operating margin          25.9%   27.3%   (1.4)pts     22.5%     23.0%   (0.5)pts


     In Atlantic City, the property's financial results for third quarter reflect an unexpected dip in the Atlantic City market during the last month of the quarter. However, results for the nine months ended September 30, 1997 reflect the impact of an increase in gaming volume of 1.7% over the same period last year. These increases more than offset the higher than historical complimentary and promotional expenses incurred in order to maintain its relative competitive position in the market. A new 416-room hotel tower, the final phase of an expansion and enhancement project started last year, was opened in late second quarter 1997 and contributed to substantial incremental room nights sold at the property during the quarter.

     No decision regarding a possible second phase of the Atlantic City expansion have been made. Such decisions are dependent, in part, upon substantive progress on development of new casino hotel projects in the Marina area of Atlantic City by other companies.

Southern Nevada Division
------------------------


                       Third Quarter  Percentage  Nine Months Ended  Percentage
                       -------------  Increase/   -----------------  Increase/
(in millions)           1997    1996  (Decrease)     1997      1996  (Decrease)
                       -----   -----  ----------   ------    ------  ----------
Casino revenues        $46.2   $46.6    (0.9)%     $133.9    $145.0    (7.7)%
Total revenues          70.9    71.5    (0.8)%      204.3     222.3    (8.1)%
Operating profit         7.3    14.4   (49.3)%       28.6      52.8   (44.8)%
Operating margin        10.3%   20.1%   (9.8)pts     14.0%     23.8%   (9.8)pts



    1997 results in Southern Nevada have been impacted by construction disruptions at Harrah's Las Vegas, where a $200 million expansion and renovation project was substantially completed in the third quarter. The construction activity has often impeded access to the Las Vegas property, resulting in a 7.6% decrease in gaming volume for the first nine months of 1997 compared with the prior year period. Operating profits and margins have been further impacted due to the difficulty in reducing certain fixed costs proportionately with the revenue declines, along with higher operating costs associated with the construction disruptions. Most of the facade and sidewalk renovations along the Strip were completed early in the third quarter, with the remainder finished by the end of the quarter. The positive impact of the opening of rooms in the new hotel tower has been offset by the closing for major renovation of rooms in the original hotel tower. Renovation of these rooms was completed by the end of third quarter and completion of the property's overall renovation is expected to be virtually complete by year-end. As of September 30, 1997, approximately $180 million had been spent on this project.

     Harrah's Laughlin continues to be affected by competition from neighboring Arizona and California Indian casinos and from high profile new Las Vegas area casino developments. Gaming volume declined 4.8% for the third quarter and 5.1% for the first nine months of 1997, from the prior year periods, resulting in lower revenues, operating profit and operating margin.

     At the present time, no definitive plans have been announced related to Harrah's previously announced interest in the construction or acquisition of a second Las Vegas property, and there is no assurance the Company will construct or acquire such a property.

Northern Nevada Division
------------------------



                      Third Quarter  Percentage  Nine Months Ended  Percentage
                      -------------  Increase/   -----------------  Increase/
(in millions)          1997    1996  (Decrease)     1997      1996  (Decrease)
                      -----   -----  ----------   ------    ------  ----------
Casino revenues       $67.0   $68.0    (1.5)%     $167.1    $176.0    (5.1)%
Total revenues         88.9    89.8    (1.0)%      221.8     232.1    (4.4)%
Operating profit       23.0    26.3   (12.5)%       39.8      49.2   (19.1)%
Operating margin       25.9%   29.3%   (3.4)pts     17.9%     21.2%   (3.3)pts

     In Northern Nevada, Route 50, the preferred and most direct route from California to Lake Tahoe, was closed for repairs on weekdays during the entire month of September, which contributed to a third quarter operating profit decline of 16.7% at Harrah's Lake Tahoe. Harrah's Reno's results were relatively stable, down slightly from the prior year third quarter results. Operating results for the first nine months of 1997 were significantly impacted by weather conditions occurring during first quarter 1997, when flooding in the region twice closed the primary access road to Lake Tahoe for a combined total of forty-five days, and closed Harrah's Reno for one day.

Indian and Limited Stakes
-------------------------

     Revenues and operating profit from Harrah's Indian and limited stakes casinos increased in third quarter and the first nine months of 1997 over the 1996 period, due primarily to higher management fees from Harrah's Phoenix Ak-Chin casino.

     Harrah's continues to pursue additional development opportunities for casinos on Indian land and has received National Indian Gaming Commission ("NIGC") approval of development and management agreements with the Eastern Band of Cherokees for a casino development at Cherokee, North Carolina. Construction on this project is underway and the $82 million facility, which will contain approximately 60,000 square feet of casino space, is expected to open on November 13, 1997. Though Harrah's is not funding this development, it has guaranteed the related bank financing, of which $49.5 million was outstanding at September 30, 1997.

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

     The agreements under which Harrah's manages casinos on Indian lands contain provisions required by law which provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs. In the event that insufficient cash flow is generated by the operations to fund this payment, Harrah's must pay the shortfall to the tribe. Such advances, if any, would be repaid to Harrah's in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. As of September 30, 1997, the aggregate monthly commitment pursuant to these contracts which extend for periods of up to 84 months from opening date, was $1.2 million, including commitments for two projects with contracts approved by the National Indian Gaming Commission that are under construction but not yet open.

     See DEBT and LIQUIDITY section for further discussion of Harrah's guarantees of debt related to Indian projects.

     On March 31, 1997, Harrah's discontinued its management of two limited stakes casinos in Colorado. This action did not have a material impact on Harrah's 1997 financial statements.

Other Operations
----------------

     Other operations includes the management fees received by the Company from Sky City in Auckland, New Zealand. During second quarter 1997, Harrah's announced that Sky City Limited, owner of the Sky City facility in Auckland, New Zealand, will buy-out Harrah's management contract. Harrah's will continue to manage the facility under its fee agreement until June 1998, when it will receive an estimated fee of $14 million to terminate the contract. During the third quarter, Harrah's sold its remaining 12.5% equity interest in Sky City Limited resulting in a pretax gain of $37.4 million.

        Other operations for the first nine months of 1997 also includes $2.3 million in nonrecurring income received by Harrah's from Interactive Entertainment Limited (IEL) in consideration for the termination of Harrah's management contract which occurred in conjunction with IEL's transformation into a publicly traded company.

     Development costs have decreased from prior year levels due to lower levels of development activity.

Other Factors Affecting Net Income
----------------------------------


                              Third Quarter  Percentage   Nine Months Ended  Percentage
(Income)/Expense              -------------  Increase/    -----------------  Increase/
(in millions)                  1997    1996  (Decrease)      1997      1996  (Decrease)
                              -----   -----  ----------     -----     -----  ----------
Preopening costs              $ 1.0   $ 0.1     N/M         $ 9.0     $ 5.0    80.0%
Corporate expense               6.6     7.7   (14.3)%        22.2      23.4    (5.1)%
Equity in (income) losses of
  nonconsolidated affiliates    2.9    (0.4)    N/M           8.3      (0.6)    N/M
Project write-downs and
  reserves                     12.3       -     N/M          12.3         -     N/M
Project reorganization costs    1.4     2.7   (48.1)%         5.6      11.2   (50.0)%
Interest expense, net          19.8    18.2     8.8 %        57.9      51.8    11.8
Gain on sale of marketable
  equity securities            37.4       -     N/M          37.4         -     N/M
Other income                   (2.1)   (1.0)    N/M          (8.4)     (2.3)    N/M
Effective tax rate             38.2%   40.5%   (3.3)pts      39.0%     40.5%   (1.5)pts
Minority interests            $ 2.0   $ 1.5    33.3%        $ 5.7     $ 7.5   (24.0)%
Extraordinary loss, net
  of income taxes                 -       -     N/M           8.1         -     N/M


     Preopening costs for 1997 include costs incurred in connection with the first quarter 1997 opening of Harrah's St. Louis Riverport casino property, along with ongoing costs related to the expansion at Harrah's Las Vegas property. 1996 preopening costs related to the second quarter opening of the Company's newer Tunica property and an expansion at Harrah's North Kansas City property.

     Corporate expense decreased 14.3% in third quarter 1997 from the prior year level, primarily because of timing of expenses during the period in 1996.

     Equity in (income) losses of nonconsolidated affiliates for third quarter and the first nine months of 1997 consists primarily of losses from Harrah's share of the joint venture portion of the St. Louis development, including its $1.9 million share of the joint venture's preopening costs, partially offset by Harrah's share of income from a restaurant affiliate. Harrah's previously reported its share of joint venture pre-interest operating results in Revenues-other, and its share of joint venture interest expense as Interest expense, net, from nonconsolidated affiliates. Prior year amounts have been restated to conform to the current year's presentation.

        Project write-downs of $12.3 million during the quarter were primarily for reserves against loans related to debtor-in-possession financing provided to the casino project in New Orleans in which Harrah's is a minority partner. The write-down reflects the possible shortfall in the realizable value of collateral for the loans in view of the current uncertainties of the project at the time of the write-down.

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

     During third quarter 1997 Harrah's sold its remaining equity interest in the Sky City casino in Auckland, New Zealand and recorded a pretax gain on the sale of $37.4 million.

     Other income increased in 1997 due to higher interest income earned by the Company on the cash surrender value of certain life insurance policies, the inclusion in 1997 of dividend income from Harrah's New Zealand investment and a gain on the sale of nonoperating property.

     The effective tax rates for all periods are higher than the federal statutory rate primarily due to state income taxes. Minority interests reflects a joint venture partner's share of income at a riverboat casino and decreased in 1997 from the prior year level as a result of lower earnings from that riverboat.

     The extraordinary loss reported in second quarter 1997 is due to the early extinguishment of debt and includes the premium paid to holders of the debt retired and the write-off of related unamortized deferred finance charges. (See Debt and Liquidity - Early Extinguishment of Debt.)

     In fourth quarter 1997, Harrah's will adopt the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share", which establishes new standards for computing and presenting earnings per share. The following table presents actual earnings per share and pro forma earnings per share computed as if the provisions SFAS No. 128 been in effect for the third quarter and first nine months:

                          Third Quarter   First Nine Months
                          -------------   -----------------
                           1997    1996      1997     1996
                          -----   -----     -----    -----
  Earnings per share
    As reported           $0.52   $0.41     $0.86    $1.00
    Pro forma (basic)      0.52    0.41      0.86     1.00
    Pro forma (diluted)    0.52    0.41      0.86     1.00


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

     The Company's planned development projects, if they go forward, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. Cash needed to finance projects currently under development as well as additional projects being pursued by Harrah's are expected to be made available from operating cash flows, the Bank Facility (see Debt and Liquidity section), joint venture partners, specific project financing, guarantees by Harrah's of third party debt and, if necessary, additional Harrah's debt and/or equity offerings. Harrah's capital spending for the first nine months of 1997 totaled approximately $244 million. Estimated total capital expenditures for 1997 are expected to be between $330 million and $350 million, including the projects discussed in the Division Operating Results and Development Plans section, the refurbishment of existing facilities and other projects, but excluding the possible purchase or construction of a second Las Vegas property and the possible second phase of Harrah's Atlantic City expansion.

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

Bank Facility
-------------

    As of September 30, 1997, $711.0 million in borrowings, including the funds drawn to retire the Notes, were outstanding under the Company's $1.1 billion revolving credit facility (the "Bank Facility"), with an additional $18.6 million committed to back letters of credit. After consideration of these borrowings, $370.4 million of additional borrowing capacity was available to the Company as of September 30, 1997.

Interest Rate Agreements
------------------------

     As of September 30, 1997, Harrah's was a party to the following interest rate swap agreements which effectively convert fixed rate debt to a variable rate:

                          Effective    Next Semi-
                   Swap     Rate at   Annual Rate
                   Rate    Sept. 30,   Adjustment
Associated Debt (LIBOR+)       1997          Date  Swap Maturity
---------------  ------   ---------   -----------  -------------
8 3/4% Notes
  $50 million     3.42%       9.64%   November 17       May 1998
  $50 million     3.22%       9.19%    January 15      July 1998


     Harrah's also maintains the following interest rate swap agreements which effectively convert variable rate debt to a fixed rate:

                                    Swap Rate
                                     Received
                   Swap Rate    (Variable) at           Swap
Notional Amount  Paid (Fixed)  Sept. 30, 1997       Maturity
---------------  -----------   --------------   ------------
$50 million          7.910%           5.719%    January 1998
$50 million          6.985%           5.719%      March 2000
$50 million          6.951%           5.719%      March 2000
$50 million          6.945%           5.719%      March 2000
$50 million          6.651%           5.719%        May 2000
$50 million          5.788%           5.719%       June 2000
$50 million          5.785%           5.719%       June 2000

All seven swap agreements reset on a quarterly basis. In accordance with the terms of the swap which matures in January 1998, the variable interest rate was adjusted on October 27, 1997 to 5.813%.

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

Shelf Registration
------------------

     Harrah's shelf registration of up to $200 million of Harrah's common stock or HOC preferred stock or debt securities expired in October 1997. The Company is currently considering various options for filing a new shelf registration.

EQUITY TRANSACTIONS
-------------------

     In October 1996, Harrah's Board of Directors approved a plan which authorizes the purchase in the open market of up to ten percent of Harrah's outstanding shares of common stock. As of September 30, 1997, 2,989,700 shares had been purchased at a cost of approximately $54.0 million and are being held in treasury. The Company expects to acquire additional shares from time to time at prevailing market prices through the December 31, 1997 expiration of the approved plan.

EFFECTS OF CURRENT ECONOMIC AND POLITICAL CONDITIONS
----------------------------------------------------
Competitive Pressures
---------------------

     As compared to the early 1990's, the number of new markets opening for development in the past year has been more limited and existing markets have become more competitive. The focus of many casino operators has shifted to investing in existing markets, in an effort both to attract new customers and to gain a greater market share of existing customers. As companies have completed expansion projects, supply has grown at a faster pace than demand in some markets and competition has increased significantly. Furthermore, several operators, including Harrah's, have announced plans for additional developments or expansions in some markets. The impact that these projects will have on Harrah's operations, if they are completed, cannot be determined at this time.

     Harrah's properties in Nevada and New Jersey have generally reacted less significantly to the changing competitive conditions, as the amount of supply change within these markets has represented a smaller percentage change than that experienced in some riverboat markets. In Las Vegas, several major developments have opened within the past few years and numerous new developments and property expansions, including an expansion at Harrah's Las Vegas, are underway. Historically, the Las Vegas market has grown sufficiently to absorb these additions to its supply, but there can be no assurance that such growth will continue. In the Atlantic City market, additional casino space and hotel rooms have opened within the past year and several major developments are proposed. This activity has intensified competition during the last year, increasing promotional costs and reducing margins.

     In riverboat markets, the recent additions to supply have had a more noticeable impact, due to the fact that competition was limited in the early stages of many of these markets. In Joliet, the opening in late second quarter 1996 of Indiana riverboats more than doubled the Chicago area capacity and has resulted in a decline in Harrah's gaming volume from 1996 levels. In Tunica, a major new property opened in June 1996, and several existing properties, including Harrah's, added hotel rooms and other amenities and more are planned. In response to competitive pressures in this market and in order to focus its efforts on Harrah's newer and larger Tunica Casino, Harrah's closed its original Tunica property in May 1997 and continues to evaluate its plans for that property's disposition. In October 1996, a fourth casino entered the Shreveport market, and in January 1997, a major new development opened in the Kansas City market. Thus far, the Shreveport development has not significantly impacted

Harrah's operating results. In Kansas City, Harrah's operating profit declined 38% as a result of the increasing competition in that market.

     Over the past several years, there has also been a significant increase in the number of casinos on Indian lands, made possible by the Indian Gaming Regulatory Act of 1988. Harrah's manages two such facilities and two additional properties are currently under development. The future growth potential from Indian casinos is also uncertain, however.

     Although the short-term effect of these competitive developments on the Company has been negative, Harrah's is not able to determine the long-term impact, whether favorable or unfavorable, that these trends and events will have on its current or future markets. Management believes that the geographic diversity of Harrah's operations, its multi-market customer base and the Company's continuing efforts to establish Harrah's as a premier brand name have well-positioned Harrah's to face the challenges present within the industry. Harrah's has recently introduced WINet, a sophisticated nationwide customer database, and its national Total Gold Card, a nationwide frequent-player card, both of which it believes will provide competitive advantages, particularly with players who visit more than one market.

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

INTERCOMPANY DIVIDEND RESTRICTION
---------------------------------

     Agreements governing the terms of its debt require Harrah's to abide by covenants which, among other things, limit HOC's ability to pay dividends and make other restricted payments, as defined, to Harrah's. The amount of HOC's restricted net assets, as defined, computed in accordance with the most restrictive of these covenants regarding restricted payments (other than for the repurchase of Harrah's common stock) was approximately $732.4 million at September 30, 1997. With respect to any payments by HOC to Harrah's for the purpose of providing funds to Harrah's for the repurchase of its common stock, the amount of HOC's restricted net assets under such covenant was approximately $597.7 million at September 30, 1997. Harrah's principal asset is the stock of HOC, a wholly-owned subsidiary which holds, directly and through subsidiaries, the principal assets of Harrah's businesses. Given this ownership structure, these restrictions should not impair Harrah's ability to conduct its business through its subsidiaries, to pursue its development plans or to complete the stock repurchase program.

PRIVATE SECURITIES LITIGATION REFORM ACT
----------------------------------------

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission ("SEC") (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking. These include statements relating to the following activities, among others: (A) operations and expansions of existing properties, including future performance, anticipated scope and opening dates of expansions, and exit plans with respect to certain properties; (B) planned openings and development of Indian casinos that would be managed by the Company; (C) the possible plan of reorganization and its various facets for New Orleans; (D) implementation of the stock repurchase program and planned capital expenditures for 1997; (E) the possible acquisition/construction of a second property in Las Vegas, Nevada; and (F) the impact of the WINet and Gold Card programs. These activities involve important factors that could cause actual results to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. These include, but are not limited to, the following factors as well as other factors described from time to time in the

Company's reports filed with the SEC: construction factors, including zoning issues, environmental restrictions, soil conditions, weather and other hazards, site access matters and building permit issues; access to available and feasible financing; regulatory and licensing approvals, third party consents and approvals, and relations with partners, owners and other third parties; business and economic conditions; litigation, judicial actions and political uncertainties, including gaming legislation and taxation; and the effects of competition including locations of competitors and operating and marketing competition. Any forward looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

                           PART II -OTHER INFORMATION
                           ---------------------------
                            Item 1. Legal Proceedings
                            --------------------------


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

                    Item 6. Exhibits and Reports on Form 8-K
                   ------------------------------------------

(a)     Exhibits

        *EX-10.1 Description of Amendments to Executive Deferred Compensation
                 Plan.

        *EX-11   Computation of per share earnings.

        *EX-27   Financial Data Schedule.

*Filed herewith.

No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                    Signature
                                    ---------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HARRAH'S ENTERTAINMENT, INC.

November 13, 1997                   BY:     /s/ JUDY T. WORMSER
                                            -----------------------
                                             Judy T. Wormser
                                             Vice President and Controller
                                             (Chief Accounting Officer)

                                  Exhibit Index
                                  -------------

                                                              Sequential
Exhibit No.                  Description                      Page No.
-----------    -------------------------------                ----------

 EX-10.1       Description of Amendments to Executive
               Deferred Compensation Plan.

 EX-11         Computation of per share earnings.

 EX-27         Financial Data Schedule.