Form 10-K
period 1997-12-31
HARRAHS ENTERTAINMENT INC
filed 1998-03-10
CIK 858339

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS                                          NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------------------------------------------  -----------------------------------------------------
Common Capital Stock, Par Value $0.10 per share*             NEW YORK STOCK EXCHANGE
                                                             CHICAGO STOCK EXCHANGE
                                                             PACIFIC EXCHANGE
                                                             PHILADELPHIA STOCK EXCHANGE

* Common Capital Stock also has special stock purchase rights listed on each of the same exchanges

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 30, 1998, based upon the closing price of $22.0625 for the Common Stock on the New York Stock Exchange on that date, was $2,201,684,188.

    As of January 30, 1998, the Registrant had 101,053,752 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, which will be filed within 120 days after the end of the fiscal year, are incorporated by reference into Part III hereof and portions of the Company's Annual Report to Stockholders for the year ended December 31, 1997 are incorporated by reference into Parts I and II hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES.

    Harrah's Entertainment, Inc. (referred to herein, together with its subsidiaries where the context requires, as the "Company" or "Harrah's") is one of the leading casino entertainment companies in the United States. Harrah's, formerly named The Promus Companies Incorporated ("Promus"), was incorporated on November 2, 1989 under Delaware law. On June 30, 1995, Promus changed its name to Harrah's Entertainment, Inc., following the spin-off of its hotel business into a separate public corporation.

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

    On December 18, 1997, the Company entered into an agreement whereby Harrah's agreed to acquire Showboat, Inc. ("Showboat"), subject to various conditions, including regulatory approvals and approval by the stockholders of Showboat. Showboat owns and operates casinos in Atlantic City, New Jersey and Las Vegas, Nevada. It manages and is the largest single shareholder, currently owning approximately 24.6%, of the Star City casino in Sydney, New South Wales, Australia. Showboat also owns 55% of a subsidiary which owns and manages the Showboat Mardi Gras Casino in East Chicago, Indiana. It is anticipated that the acquisition of Showboat will be completed in second quarter 1998.

    Operating data for the three most recent fiscal years, together with corporate expense, interest expense and other income, is set forth on page 35 of the Annual Report, which page is incorporated herein by reference.

    For information on operating results and a discussion of those results, see "Management's Discussion and Analysis--Results of Operations" on pages 25 through 33 of the Annual Report, which pages are incorporated herein by reference.

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information included in this Annual Report on Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission ("SEC") (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking. These include statements relating to the following activities, among others: (A) operations and expansions of existing properties, including future performance, anticipated scope and opening dates of expansions; (B) planned development of casinos that would be owned or managed by the Company; (C) the proposed plan of reorganization and its various facets for New Orleans; (D) planned capital expenditures for 1998 and beyond; (E) the impact of the WINet and Total Gold Card Programs; and (F) completion of the acquisition of Showboat. These activities involve important factors that could cause actual results to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. These include, but are not limited to, the following factors as well as other factors described from time to time in the Company's reports filed with the SEC: construction factors, including zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters and building permit issues; access to available and feasible financing; regulatory, licensing and other governmental approvals, third party consents and approvals, and relations with partners, owners and other third parties; conditions of credit markets and other business and economic conditions; litigation, judicial actions and political uncertainties, including gaming legislative action and taxation; and effects of competition, including locations of competitors and operating and marketing competition. Any forward looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

                              CASINO ENTERTAINMENT

GENERAL

    Harrah's casino business commenced operations more than 60 years ago and is unique among casino entertainment companies in its broad geographic diversification. At year end, Harrah's operated casino hotels in the five traditional U.S. gaming markets of Reno, Lake Tahoe, Las Vegas and Laughlin, Nevada and Atlantic City, New Jersey. It also operated riverboat casinos in Joliet, Illinois; dockside casinos in Vicksburg and Tunica, Mississippi, Shreveport, Louisiana, and St. Louis and North Kansas City, Missouri; casinos on three Indian reservations, one near Phoenix, Arizona, one north of Seattle, Washington and one in Cherokee, North Carolina; and a land-based casino in Auckland, New Zealand. On January 13, 1998, the Company commenced management of a casino on an Indian reservation near Topeka, Kansas.

    As of December 31, 1997, Harrah's operated a total of approximately 774,500 square feet of casino space, 19,835 slot machines, 934 table games, 8,197 hotel rooms or suites, approximately 158,200 square feet of convention space, 61 restaurants, 21 snack bars, seven showrooms and four cabarets.

    In September 1997, Harrah's introduced its new Total Gold (U.S. Patent Pending) program, a fully integrated national player recognition and rewards program that connects player activity and provides rewards across all of its properties. It is the first and only program in the casino industry that rewards and recognizes casino customers on the level of a national brand--coast to coast. Underpinning Harrah's Total Gold is a database management system exclusive to Harrah's, The Winners Information Network system, or WINet (U.S. Patent Pending), which maximizes Harrah's distribution and links all of its domestic locations.

    Harrah's marketing strategy is currently designed to appeal primarily to the broad middle-market gaming customer segment, with special emphasis on the rapidly growing segment of multi-market gamers. Harrah's strategic direction is focused on establishing a well-defined brand identity that communicates a consistent message of high quality and excellent service.

LAND-BASED CASINOS

ATLANTIC CITY

    The Harrah's Atlantic City casino hotel is situated on 24.17 acres in the Marina area of Atlantic City and at year end had approximately 80,800 square feet of casino space with 2,529 slot machines and 97 table games. It consists of three 16-story hotel towers with 278 suites and 896 rooms and adjoining low rise buildings which house the casino space and the 26,100 square foot convention center. The facilities include eight restaurants, an 820-seat showroom, a health club with swimming pool and parking for 2,862 cars, including a substantial portion in a parking garage. The property also has a 75-slip marina.

    In 1997, the Company completed an $83.7 million expansion of the property which commenced in 1995. In 1996, construction was completed on a casino expansion as well as enhancement of the facility's restaurant offerings. The final portion of the expansion, construction of a new 416-room, 16-story hotel tower, was completed in June 1997.

    The Company has announced a possible additional expansion to its Atlantic City property, pending suitable economic analysis as well as substantive progress on development of new casino hotel projects in the Marina area by other companies, appropriate regulatory approvals and adequate resolution of road and access improvements that have been the subject of discussions among the state, city and developers. This additional expansion, if completed as currently envisioned, would include significant additional guest rooms and casino space, as well as enhancements in convention facilities, restaurant offerings, parking facilities and other nongaming amenities. At present, because of the uncertainties relating to this project, there is no assurance this further expansion will proceed.

    The Company also owns approximately 8.45 acres of land adjacent to Harrah's Atlantic City and 170 acres of wetlands in the Marina area.

    Most of the casino's customers arrive by car from within a 150-mile radius which includes Philadelphia, New York and northern New Jersey, Harrah's Atlantic City's primary feeder markets.

LAS VEGAS

    Harrah's Las Vegas is located on approximately 17.7 acres on the Las Vegas Strip and at year end, consisted of a 15-floor hotel tower, a 23-floor hotel tower, two 35-story hotel towers, and adjacent low-rise buildings which house the 15,000 square foot convention center and the casino. The hotel has 2,587 regular rooms and 90 suites. The Harrah's Las Vegas complex has approximately 86,700 square feet of casino space, with 1,963 slot machines and 97 table games. Also included are six restaurants, four snack bars, the 525-seat Commander's Theatre, a 367-seat cabaret, an arcade, a health club and a heated pool. There are 2,500 parking spaces available, including a substantial portion in a self-park garage.

    The Company completed a $200 million expansion of Harrah's Las Vegas in fourth quarter 1997. The expansion, which commenced in 1996, included a new 35-story hotel tower, additional casino space, new restaurant facilities, a complete renovation of the facade of the casino located on the Strip, as well as significant additions and improvements to nongaming amenities.

    The casino's primary feeder markets are the Midwest, California and Canada.

LAKE TAHOE

    Harrah's Lake Tahoe is situated on 22.9 acres near Lake Tahoe and consists of an 18-story tower and adjoining low-rise building which house a 16,500 square foot convention center and approximately 63,200 square feet of casino space, with 1,711 slot machines and 107 table games. The casino hotel, with 79 suites and 453 luxury rooms, has seven restaurants, two snack bars, the 688-seat South Shore Showroom, a 197-seat cabaret, a health club, retail shops, a heated pool and an arcade. The facility has customer parking for 854 cars in a garage and 1,098 additional spaces in an adjoining lot.

    Harrah's also operates Bill's Lake Tahoe Casino which is located on a 2.1 acre site adjacent to Harrah's Lake Tahoe. The casino includes approximately 18,000 square feet of casino space, with 547 slot machines and 20 table games, and one restaurant.

    The primary feeder markets for both casinos are California and the Pacific Northwest.

RENO

    Harrah's Reno, situated on approximately 3.7 acres, consists of a casino hotel complex with a 24-story structure, an approximate 15,450 square foot convention center and 55,450 square feet of casino space, with 1,581 slot machines and 65 table games. The facilities include a Harrah's hotel, with 557 rooms and eight suites, the 420-seat Sammy's Showroom, a pool, a health club and an arcade. The property has six restaurants, including a Planet Hollywood restaurant and lounge operated by a non-affiliated restaurant company. The complex can accommodate guest parking for 1,739 cars, including a valet parking garage, a self-park garage and off-site valet parking.

    The Company owns a 408-room, 26-story Hampton Inn hotel adjacent to Harrah's Reno. The hotel, which is operated by Harrah's pursuant to a license agreement from Promus Hotels, Inc., provides high-quality, moderately-priced guest rooms to accommodate Harrah's guests.

    The primary feeder markets for Harrah's Reno are northern California, the Pacific Northwest and Canada.

LAUGHLIN

    Harrah's Laughlin is located in Laughlin, Nevada on a 44.9 acre site in a natural cove on the Colorado River and features a hotel with 1,632 standard rooms and 58 suites, a 378-seat showroom, a 3,164-seat outdoor amphitheater, five restaurants and two snack bars, including a McDonald's and a Baskin Robbins which are operated by non-affiliated companies. Harrah's Laughlin has approximately 47,000 square feet of casino space, with 1,291 slot machines and 42 table games, and approximately 7,000 square feet of convention center space. The facility has customer parking for 2,604 cars, including a covered parking garage, and a park for recreational vehicles. Other amenities include a health club, swimming pools, an arcade and retail shops. It is the only property in Laughlin with a developed beachfront on the River.

    The casino's primary feeder markets are the Los Angeles and Phoenix metropolitan areas where a combined total of more than 17 million people reside.

NEW ZEALAND

    Sky City, a casino entertainment facility in Auckland, New Zealand, is owned by Sky City Limited, a publicly-traded New Zealand corporation in which 12.5% was owned by the Company until third quarter 1997 when Harrah's sold its interest in the corporation. Harrah's currently manages the facility for a fee under a management contract. Harrah's was notified in 1997 that Sky City Limited would buy out the management contract for a price based upon an agreed upon formula set forth in the management contract. Harrah's will continue to manage the Sky City complex until June 30, 1998, at which time the management contract is expected to terminate.

    The facility is located on 3.1 acres of land and has approximately 59,700 square feet of casino space, 1,121 slot machines and 111 table games. It also features four restaurants, a 100-seat cabaret, several lounges, two snack bars, retail shops, a health club and a swimming pool. The complex also includes a hotel with 306 rooms and 38 suites, a 700-seat theater/showroom and approximately 15,000 square feet of conference space. The facilities also include customer parking for 2,552 cars, a portion of which is in an underground parking garage. Valet parking is also available. A special attraction of the facility is a 1,066-foot Sky Tower, which opened in August 1997. The Sky Tower, the tallest structure in the southern hemisphere, features two enclosed and one open-air observation decks and a revolving bar and restaurant.

NEW ORLEANS

    A Harrah's subsidiary owns an approximate 47% interest in Harrah's Jazz Company ("Harrah's Jazz"), a partnership formed for purposes of developing, owning and operating the exclusive land-based casino entertainment facility (the "Rivergate Casino") in New Orleans, Louisiana, on the site of the former Rivergate Convention Center. In November 1995, Harrah's Jazz and its wholly-owned subsidiary, Harrah's Jazz Finance Corp., filed petitions for relief under Chapter 11 of the Bankruptcy Code. Harrah's Jazz filed a plan of reorganization with the Bankruptcy Court in April 1996 and filed several subsequent amendments to the plan (the "Plan"). In April 1997, the Bankruptcy Court confirmed and approved the Plan.

    The confirmed Plan contemplated, among other things, that a newly formed corporation, Jazz Casino Corporation, would be responsible for completing construction of the Rivergate Casino, a subsidiary of the Company would receive approximately 40% of the equity in the project, and Harrah's would make a $75 million equity investment in the project (less any debtor-in-possession financing provided to the project), guarantee $120 million of a $180 million bank credit facility, guarantee timely completion and opening of the Rivergate Casino and make an additional $20 million subordinated loan to the project to finance the Rivergate Casino. However, since the Louisiana State Legislature did not approve a component of the confirmed Plan--a modified casino operating contract with Louisiana's gaming board--the confirmed Plan was not consummated. Subsequently, Harrah's Jazz filed a modified plan with the Bankruptcy Court which contemplated, among other things, the assumption of the existing casino operating contract and relief from payment of any gaming taxes under the casino operating contract. This modified plan was withdrawn by Harrah's Jazz.

    In November 1997 and again in January 1998, Harrah's Jazz modified the confirmed Plan. This most recent plan, which is supported by, among others, the Governor of Louisiana and the Mayor of New Orleans, contemplates that a newly formed limited liability company, Jazz Casino Company, L.L.C.

("JCC"), would be responsible for completing construction of the Rivergate Casino, a subsidiary of the Company would receive approximately 40% of the equity in JCC's parent, and Harrah's would make a $75 million equity investment in the project (less any debtor-in-possession financing provided to the project), guarantee JCC's $100 million annual payment under the casino operating contract to the State of Louisiana gaming board (the "State Guarantee"), guarantee up to $154 million of a bank credit facility of up to $224 million, guarantee timely completion and opening of the Rivergate Casino and make an additional $10 million subordinated loan to JCC to finance the construction of the Rivergate Casino. With respect to the State Guarantee, Harrah's would be obligated to guarantee the first year of JCC's operations and, if certain cash flow tests and other conditions are satisfied each year, to renew the guarantee each year for a maximum term of approximately five years. Harrah's obligations under the State Guarantee would be limited to a guarantee of the $100 million payment obligation of JCC for the period in which the State Guarantee is in effect and would be secured by a first priority lien on JCC's assets. JCC's payment obligation would be $100 million at the commencement of each 12-month period under the casino operating contract and would decline on a daily basis by 1/365 of $100 million as payments are made each day by JCC to Louisiana's gaming board.

    Final consummation of the plan is subject to numerous approvals, including approval from the Company's Board of Directors, the Louisiana State Legislature, the City of New Orleans City Council and others. The plan was confirmed by the Bankruptcy Court on January 29, 1998 and it is anticipated that the casino operating contract will be considered by the Louisiana State Legislature in a special session commencing in late March 1998. There can be no assurance that these approvals will be obtained and that such plan will be consummated.

    During the course of the bankruptcy of Harrah's Jazz, a subsidiary of the Company has made debtor-in-possession loans to Harrah's Jazz, totaling approximately $32.2 million as of December 31, 1997, to fund certain payments to the City of New Orleans and other cash requirements of Harrah's Jazz. Harrah's has committed to provide up to $40 million in debtor-in-possession loans to Harrah's Jazz, conditioned upon Harrah's Jazz meeting certain monthly milestones in the bankruptcy. There can be no assurance that such committed debtor-in-possession financing will be sufficient for Harrah's Jazz to consummate the Plan. Should additional debtor-in-possession funding be necessary for the consummation of the Plan, the approval of the Company's Board of Directors would be necessary for Harrah's to provide any debtor-in-possession financing in excess of $40 million.

    See "Legal Proceedings" herein for a discussion of legal actions filed in connection with the New Orleans project.

RIVERBOAT CASINOS

JOLIET

    Harrah's Joliet is located in downtown Joliet, Illinois, on the Des Plaines River. The two riverboat casinos, the Harrah's Northern Star, a modern 210-foot mega-yacht, and the 210-foot Southern Star II, a re-creation of a Mississippi riverboat, offer a combined total of 37,000 square feet of casino space with 56 table games and 988 slot machines. Each riverboat has the capacity to accommodate approximately 825 guests per cruise. Harrah's Joliet offers a total of 18 cruises per day.

    The dockside facilities, which are situated on 6.8 acres, include a pavilion with three restaurants, two snack bars, a lounge, approximately 3,700 square feet of meeting space and a retail shop. Parking is available for 943 cars, including a portion in a 4-story parking garage.

    A partnership, in which an indirect subsidiary of the Company is the 80 percent general partner, owns the dockside facilities and underlying real property, the Harrah's Northern Star and the Southern Star II vessels, and the riverboat businesses. The businesses are operated by Harrah's, as general partner in the partnership. The partnership also holds long-term rights to the boat basin/berth.

    The Company is evaluating a proposed expansion project in Joliet to add a hotel and additional meeting room facilities.

    The Chicago metropolitan area is the primary feeder market for Harrah's Joliet, with Joliet being only 30 miles from downtown Chicago.

TUNICA

    Harrah's Tunica is a riverboat casino complex located in Tunica, Mississippi, approximately 30 miles south of downtown Memphis, Tennessee. The facilities include a casino constructed on a floating stationary barge with approximately 50,000 square feet of casino space, 857 slot machines and 44 table games. Shoreside facilities, which are situated on 88 acres of land, include a Harrah's hotel, which features 181 rooms, 18 suites and exercise facilities, three restaurants, a child care facility, an arcade, retail shop, approximately 13,500 square feet of convention area/meeting room space and customer parking for approximately 2,600 cars.

    The riverboat casino facilities are owned by a partnership in which an indirect subsidiary of the Company is the 83% general partner. In April 1997, a separate indirect subsidiary of the Company acquired the remaining interest in the partnership not owned by the Company and accordingly, the Company owns 100% of the casino and related facilities. The underlying land is held under a long-term lease to the partnership.

    The partnership which owns Harrah's Tunica has entered into agreements with two nearby competitors for the development of a golf course and related facilities adjacent to Harrah's Tunica. Construction on the project commenced in November 1996 with completion expected in fourth quarter 1998. The Company's investment in the golf course development is not expected to exceed $2 million.

    The primary feeder market for Harrah's Tunica is the Memphis metropolitan area.

    The Company also operated another dockside casino in Tunica which closed in May 1997. The Company is continuing to explore its options with respect to this property.

VICKSBURG

    Harrah's Vicksburg is the Company's dockside casino entertainment complex on approximately 10.3 acres in Vicksburg, Mississippi. The complex, which is located in downtown Vicksburg on the Yazoo Diversion Canal of the Mississippi River, includes a 297-foot stationary riverboat casino designed in the spirit of a traditional 1800's riverboat with approximately 18,000 square feet of casino space, 573 slot machines and 31 table games. The casino is docked next to the Company's shoreside complex which features three restaurants, child care facilities, an arcade, a retail outlet and an approximate 8,500 square foot meeting room/convention area. Adjacent to the riverboat is a Harrah's hotel, with 109 rooms and eight suites, which is owned and operated by the Company. Two covered parking garages are across the street with combined parking for 996 cars and additional parking is available for 429 cars. The Company owns the riverboat and hotel and owns or holds long-term rights to all real property pertaining to the project.

    The casino's primary feeder markets are western and central Mississippi and eastern Louisiana.

SHREVEPORT

    Harrah's Shreveport is the Company's dockside riverboat casino in downtown Shreveport, Louisiana, which includes a 254-foot 19th-century design paddlewheeler riverboat, the ShreveStar, with 22,550 square feet of gaming space with 1,069 slot machines and 40 table games. A pavilion, on 11.2 acres of land, adjoins the casino on the banks of the Red River and includes two restaurants and a 5,000 square foot area for private parties and group functions. Parking is available for 880 cars, including 750 spaces in a parking garage.

    The Company plans to commence construction during second quarter 1998 on expanded parking facilities at Harrah's Shreveport, and is evaluating a possible further expansion of the facilities to include a hotel as well as additional restaurant and meeting facilities.

    The casino and related facilities are owned by a partnership which is 100% owned by the Company. The underlying land is held by the partnership under a long-term lease from the City of Shreveport.

    The primary feeder markets for the casino are northwestern Louisiana and east Texas, including the Dallas/Fort Worth metropolitan area.

NORTH KANSAS CITY

    The Company owns and operates riverboat casino facilities in North Kansas City, Missouri, which include two riverboat casinos, the North Star, a 295-foot classic sternwheeler-designed stationary riverboat, and the other, the Mardi Gras, which is constructed on a floating stationary barge. The facilities offer a combined total of approximately 62,100 square feet of casino space, 2,029 slot machines and 82 table games.

    Shoreside facilities, which are situated on 55 acres of land that is under a long-term lease, include a Harrah's hotel which features 181 rooms and 19 suites, a pavilion that houses three restaurants and 10,000 square feet of meeting space. Additional property amenities include four snack bars, an arcade, swimming pool and exercise room. The property also has a three-story 1,048-car parking garage as well as surface parking. Total on-site parking, including valet parking, is available for 2,942 cars.

    The casino's primary feeder market is the Kansas City metropolitan area.

ST. LOUIS-RIVERPORT

    On March 11, 1997, the Company opened a riverboat casino complex with Players International, Inc. ("Players") in Maryland Heights, Missouri, in northwest St. Louis County, 16 miles from downtown St. Louis. The partnership formed by Harrah's and Players leases space to both Harrah's and Players in which to operate their separately branded casinos and specialty restaurants. Each company operates two riverboat casinos. Harrah's two riverboats offer a combined total of approximately 60,000 square feet of gaming space, with a total of approximately 1,300 slot machines and 60 table games.

    A shoreside pavilion includes four restaurants (one of which is owned and managed by Players), a snack bar, an arcade, an entertainment lounge and retail space. Additional amenities include a 10,000 square foot convention/special events center and child care facilities. Also included in the shoreside facilities are an 8-story Harrah's hotel with 275 rooms and 16 suites. Parking is available for 4,071 cars, including a portion in a parking garage. Harrah's manages the shoreside pavilion, hotel and parking areas for the partnership for a fee.

    The complex is located on a site comprised of approximately 74 acres which is owned by the Company and leased to the partnership and approximately 140 acres of additional land which is owned by the partnership. The Company's total investment in this development was $180 million.

    The primary feeder market for Harrah's St. Louis Riverport is the St. Louis metropolitan area.

INDIAN GAMING

AK-CHIN

    Harrah's Phoenix Ak-Chin casino is owned by the Ak-Chin Indian Community and is located on approximately 20 acres of land on the Community's reservation, approximately 25 miles south of Phoenix, Arizona. The casino includes 38,000 square feet of casino space with 475 slot machines, 25 poker tables, bingo, keno, two restaurants, two snack bars, an entertainment lounge, 11,050 square feet of meeting room space and a retail shop. The complex has customer parking for approximately 1,200 cars and has valet parking available. Harrah's manages the casino for a fee under a management contract expiring in

December 1999. Renewal of the contract would require mutual agreement between Harrah's and the Ak-Chin Community and approval by the National Indian Gaming Commission ("NIGC").

    The primary feeder markets for the casino are Phoenix and Tucson.

SKAGIT VALLEY

    Harrah's Skagit Valley casino is located on approximately ten acres of land on the Upper Skagit Indian Reservation, approximately 70 miles north of Seattle, Washington. The casino includes 26,000 square feet of casino space with a 600-seat bingo hall, 50 gaming tables, seven poker tables, keno and pulltabs. Nongaming amenities include a 68-seat lounge, two restaurants, a snack bar, as well as an arcade and gift shop. The complex has customer parking for approximately 1,000 cars with valet service provided. Harrah's manages the casino for a fee under a management contract expiring in December 2002. Renewal of the contract would require mutual agreement between Harrah's and the Upper Skagit Indian Tribe and approval by the NIGC.

    The Company has guaranteed the Tribe's repayment of a bank loan, the proceeds of which were used to construct the Upper Skagit facility. At year end 1997, $16.3 million of the loan was outstanding. In addition, the Company has made loans to the tribe. At year end 1997, the total amount outstanding under these loans was $9.2 million.

    The primary feeder markets for the casino are northwestern Washington state, including the Seattle and Bellingham, Washington areas and southwestern Canada, including the Vancouver, British Columbia metropolitan area.

CHEROKEE

    On November 13, 1997, Harrah's Cherokee Smoky Mountains Casino opened. Harrah's developed the casino for the Eastern Band of Cherokee Indians on 37 acres of land on their reservation in Cherokee, North Carolina. The casino includes 50,000 square feet of casino space with 1,801 video gaming machines. Additional facilities consist of a multi-purpose entertainment room with 1,500 theater-style seats, two restaurants, as well as a snack bar, a gift shop and child care facilities. Parking is available for approximately 1,800 cars. Harrah's manages the casino for a fee under a management contract expiring in November 2002. Renewal of the contract would require mutual agreement between Harrah's and the Cherokee Indian Tribe and approval by the NIGC.

    The Company has guaranteed the Tribe's repayment of an $82 million bank loan, the proceeds of which were used to construct the Cherokee facility. At year end 1997, $75.5 million of the loan had been drawn and was outstanding.

    The casino's primary feeder markets are eastern Tennessee, western North Carolina, as well as northern Georgia and South Carolina.

PRAIRIE BAND

    Harrah's Prairie Band Casino-Topeka, located approximately 17 miles north of Topeka, Kansas, opened on January 13, 1998. The Company developed the casino for the Prairie Band of Potawatomi Indians on approximately 80 acres of land owned by the tribe. The casino facilities include 26,000 square feet of casino space with 500 slot machines, 40 table games and a 420-seat bingo hall. The complex also includes a 100-room hotel, a restaurant, two snack bars, an entertainment lounge, a gift shop and parking for approximately 850 vehicles. The facilities are managed by the Company for a fee under a management contract expiring in January 2003. Renewal of the contract would require mutual agreement between Harrah's and the Prairie Band and approval by the NIGC.

    Topeka and Wichita are the primary feeder markets for the casino.

    The Company has guaranteed the Tribe's repayment of a $37 million bank loan, the proceeds of which were used to construct the Prairie facility. At year end 1997, $19.3 million of the loan had been drawn and was outstanding.

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

                                     OTHER

SODAK GAMING, INC.

    The Company owns approximately 14% of Sodak Gaming, Inc. ("Sodak"), a publicly-owned corporation. Sodak is a leading distributor of electronic gaming machines and gaming-related products and systems. Under terms of an agreement with International Game Technology ("IGT") expiring in May 2001, Sodak is the exclusive distributor for IGT of its gaming equipment in the states of North Dakota, South Dakota and Wyoming, and on Native American Reservations in the United States (except Nevada, New Jersey and Hawaii). This distribution agreement provides for 2-year renewals after May 2001, until it is cancelled. Sodak also has an IGT software distribution and license agreement for IGT product software.

    In addition, Sodak also is in the business of financing, developing and managing Native American and commercial casino businesses in the United States and abroad. Sodak has announced that it intends to develop, through a joint venture with other companies, a riverboat casino, hotel and retail complex in Shreveport, Louisiana.

INTERACTIVE ENTERTAINMENT LIMITED

    The Company owns approximately 35.5% of Interactive Entertainment Limited ("IEL"), a publicly-owned corporation. IEL has pioneered development of sophisticated remote control gaming entertainment software for use in the international long-haul airline industry. IEL has a multi-year contract with Singapore Airlines for planned use of the software.

    In addition to the above, the Company is actively pursuing a variety of casino entertainment opportunities in various jurisdictions both domestically and abroad, including land-based, riverboat casino and Indian gaming projects in the United States. A number of these projects, if they go forward, could require significant capital investments by the Company.

                                   TRADEMARKS

    The following trademarks used herein are owned by the Company:
Harrah's-Registered Trademark-; Bill's-Registered Trademark-; Total Gold-Registered Trademark-; WINet(sm); Harrah's Northern Star(sm); North Star(sm); Harrah's Southern Star II(sm); ShreveStar(sm); Mardi Gras(sm), Sammy's Showroom(sm) and South Shore Showroom(sm). The name "Harrah's" is registered as a service mark in the United States and in certain foreign countries, including New Zealand. The Company considers all of these marks, and the associated name recognition, to be valuable to its business.

                                  COMPETITION

    Harrah's, which operates land-based, dockside, riverboat and Indian casino facilities in all of the traditional, and most of the new, U.S. casino entertainment jurisdictions, and manages a land-based casino in New Zealand, competes with numerous casinos and casino hotels of varying quality and size in the market areas where its properties are located, with other non-gaming resorts and vacation areas, and with various other casino and other entertainment businesses. The casino entertainment business is characterized by competitors which vary considerably by their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. In certain areas such as Las Vegas, Harrah's competes with a wide range of casinos, some of which are significantly larger and offer substantially more non-gaming activities to attract customers.

    In most markets, Harrah's competes directly with other casino facilities operating in the immediate and surrounding market areas. In major casino destinations, such as Las Vegas and Atlantic City, Harrah's faces competition from other markets in addition to direct competition in its market areas.

    In recent years, with fewer new markets open for development, competition in existing markets has intensified. Many casino operators, including Harrah's, have invested in expanding existing facilities or in the development of new facilities in existing markets, such as Las Vegas. This expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of the Company's competitors has increased competition in many markets in which the Company competes and this intense competition can be expected to continue. These competitive pressures have adversely affected the financial performance of the Company in certain markets and, the Company believes, has also adversely affected the financial performance of certain competitors operating in these markets.

    Harrah's believes it is well positioned to take advantage of any further legalization of casino gaming, the continued positive consumer acceptance of casino gaming as an entertainment activity, and increased visitation to casino facilities. However, the expansion of casino entertainment into new markets also presents competitive issues for Harrah's. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Effects of Current Economic and Political Conditions" on pages 31 and 32 and portions of "Management's Discussion and Analysis--Division Operating Results and Development Plans" on pages 26 and 28 of the Annual Report, which pages are incorporated herein by reference.

                            GOVERNMENTAL REGULATION

GAMING-NEW JERSEY

    As a holding company of Marina Associates ("Marina"), which holds a license to operate Harrah's Atlantic City in New Jersey, Harrah's is subject to the provisions of the New Jersey Casino Control Act (the "New Jersey Act"). The ownership and operation of casino hotel facilities in Atlantic City, New Jersey are the subject of pervasive state regulation under the New Jersey Act and the regulations adopted thereunder by the New Jersey Casino Control Commission (the "New Jersey Commission"). The New Jersey Commission is empowered to regulate a wide spectrum of gaming and non-gaming related activities and to approve the form of ownership and financial structure of not only the casino licensee, Marina, but also its intermediary and ultimate holding companies, including Harrah's and HOC. In addition to taxes imposed by the State of New Jersey on all businesses, the New Jersey Act imposes certain fees and taxes on casino licensees, including an 8% gross gaming revenue tax, an investment alternative obligation of 1.25% (or an investment alternative tax of 2.5%) of gross gaming revenue (generally defined as gross receipts less payments to customers as winnings) and various license fees.

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

    Harrah's and HOC may not make a public offering of their securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On April 23, 1997, the Nevada Commission granted Harrah's and HOC prior approval to make offerings for a period of two years, subject to certain conditions ("Shelf Approval"). The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

GAMING-NEW ZEALAND

    The ownership and operation of casino gaming facilities in New Zealand are subject to the Casino Control Act of 1990 ("Casino Act") and the regulations promulgated thereunder. The gaming operations of the Sky City Casino are subject to the licensing and regulatory control of the Casino Control Authority ("Authority").

    Pursuant to the Casino Act: (1) the predecessor of Sky City Limited applied for and was granted a Casino Premises License by the Authority; (2) Harrah's New Zealand, Inc., an indirect subsidiary of the Company, applied for and was granted a Casino Operator's License by the Authority; and (3) Sky City Limited entered into a Casino Agreement ("Management Agreement") with Harrah's New Zealand, Inc., which was approved by the Authority. Prior to granting the Licenses and approving the Management Agreement, the Authority conducted the relevant inquiries required by the Casino Act, including a thorough investigation into the honesty, financial stability, business skills and management structure of Sky City Limited, Harrah's New Zealand, Inc. and their respective associated persons and entities, and found both companies suitable for licensure.

    The Casino Premises License has a term of 25 years from the commencement of casino operations and is renewable. The Casino Operator's License has no stated term, but it can be used only in a facility with a Casino Premises License and pursuant to an approved Management Agreement. No additional casino premises licenses can be granted by the Authority for sites on the North Island of New Zealand (where Auckland is located) for a period of two years after the opening of the Sky City Casino. In addition, no further casino premises licenses can be granted within a radius of 100 kilometers of the site of the Sky City Casino for a period of five years from the commencement of casino operations. Neither the Casino Premises License, the Casino Operator's License nor the Management Agreement may be amended, mortgaged, assigned or transferred without the prior approval of the Authority.

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

GAMING-LOUISIANA (NEW ORLEANS)

    On November 22, 1995, Harrah's Jazz Company (referred to in this section as the "Casino Operator" or "HJC"), the partnership in which an indirect subsidiary of Harrah's owns an approximate 47% interest, and which has the contract (the "Casino Operating Contract") with the Louisiana Gaming Control Board ("LGCB") and previously with the Louisiana Economic Development and Gaming Corporation ("LEDGC") to operate the sole land-based casino (the "Gaming Facilities") in New Orleans, Louisiana, filed for protection under Chapter 11 of the Bankruptcy Code and ceased operation of the Basin Street Casino.

    See "New Orleans" and "Legal Proceedings" herein for further discussions of the New Orleans project and the legal proceedings filed in connection with the New Orleans project.

    Under the Casino Operating Contract, the Casino Operator has the authority to engage a separate indirect subsidiary of Harrah's, Harrah's New Orleans Management Company (the "Casino Manager or "HNOMC"), to manage the Gaming Facilities. The ownership and operation of the Rivergate Casino are subject to pervasive governmental regulation, including regulation by the LEDGC and now by the LGCB in accordance with the terms of the Louisiana Economic Development and Gaming Act (the "Gaming Act"), the rules and regulations promulgated thereunder from time to time (the "Rules and Regulations"), and the Casino Operating Contract. The LGCB is empowered to regulate a wide spectrum of gaming and non-gaming related activities.

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

    Under the Gaming Act, no person is eligible to receive a license or enter into a contract to conduct casino gaming operations unless, among other things, the LGCB is satisfied the applicant is suitable. The Gaming Act and the Rules and Regulations also require suitability findings for, among others, the casino manager, anyone with a direct ownership interest or the ability to control the casino operator or casino manager (as well as their intermediary and holding companies), certain officers and directors of such companies, and certain vendors and employees of the casino operator. Suitability requires a demonstration by each applicant, by clear and convincing evidence, that, among other things, (i) he is a person of good character, honesty and integrity, (ii) his prior activities, criminal record, if any, reputation, habits and associations do not pose a threat to the public interest of the State or the regulation and control of casino gaming or create or enhance the dangers of unsuitable, unfair or illegal practices, methods and activities in the conduct of gaming or the carrying on of the business and financial arrangements incidental thereto, and (iii) he is capable of and is likely to conduct the activities for which a license or contract is sought. In addition, to be found suitable for purposes of the Casino Operating Contract, the casino operator must demonstrate by clear and convincing evidence that: (i) it has or guarantees acquisition of adequate business competence and experience in the operation of casino gaming operations; (ii) the proposed financing is adequate for the proposed operation and is from suitable sources; and (iii) it has or is capable of and guarantees the obtaining of a bond or satisfactory financial guarantee of sufficient amount, as determined by the LGCB, to guarantee successful completion of and compliance with the Casino Operating Contract or such other projects that are regulated by the LGCB.

    Under the Gaming Act and Rules and Regulations, the LGCB can also require that the holder of debt securities issued by the casino operator or its affiliated companies and the holders of equity interests in holding companies of the casino operator be found suitable. Any person holding or controlling a five percent or more equity interest in a non-publicly traded, direct or indirect, holding company of the casino operator or casino manager or ten percent or more equity interest in a publicly traded direct or indirect holding company of the casino operator or casino manager, is presumed to have the ability to control the casino operator or casino manager, as the case may be, requiring a finding of suitability, unless, among other things: (i) the presumption is rebutted by clear and convincing evidence; or (ii) the holder is one of several specified types of passive institutional investors holding a stated minimum amount of assets and, upon request, such institution files a certification stating that they do not have an intention to influence the affairs of the casino operator or casino manager.

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

    Under the Gaming Act, the LGCB has the right to set aside or renegotiate the provisions of the Casino Operating Contract if the casino operator is voluntarily or involuntarily placed in bankruptcy, receivership, conservatorship or similar status. It is believed that certain provisions of this statute may be unenforceable pursuant to Sections 365(e)(1) and 525 of the Bankruptcy Code. Nevertheless, the LGCB maintains it has the right to negotiate the Casino Operating Contract in connection with the Plan. In addition, a law enacted as a result of the special session of the State legislature purports to provide authority to the Governor, subject to legislative approval, or to the State legislature, to set aside or order renegotiation or revocation of the Casino Operating Contract when the casino operator is placed in bankruptcy.

    Under the Plan and subject to certain approvals from the LGCB, the Casino Operating Contract requirements would be amended in certain respects, including the elimination of temporary casino operations, alterations of the size and scope of the Rivergate Casino and permission for a revised opening schedule for the Rivergate Casino. In addition, in connection with the Plan, certain rulings, approvals and findings of suitability will be required, including findings of suitability with respect to any directors of the JCC entities and any persons having the ability to significantly affect the affairs thereof and certain other approvals relating to the modified design of the Rivergate Casino and the revised opening schedule.

GAMING-ILLINOIS

    The ownership and operation of a gaming riverboat in Illinois is subject to extensive regulation under the Illinois Riverboat Gambling Act and the rules and regulations promulgated thereunder. A five-member Illinois Gaming Board is charged with such regulatory authority, including the issuance of riverboat gaming licenses not to exceed 10 in number. The granting of an owner's license involves a preliminary approval procedure in which the Illinois Gaming Board issues a finding of preliminary suitability to a license applicant and effectively reserves a gaming license for such applicant. The Board has issued all 10 licenses. Des Plaines Development Limited Partnership, of which 80% is owned by Harrah's Illinois Corporation, an indirect subsidiary of Harrah's, received an owner's license in 1993.

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

    The Illinois legislature recently amended the legislation to impose an annual graduated wagering tax on adjusted receipts (generally defined as gross receipts less payments to customers as winnings) from gambling games, effective January 1, 1998. The graduated tax rate is as follows: up to $25 million-15%; $25 to $50 million-20%; $50 to $75 million-25%; $75 to $100 million-30%; in excess of $100 million-35%. The tax imposed is to be paid by the licensed owner to the Illinois Gaming Board on the day after the day when the wagers were made. Of the proceeds of that tax, 25% goes to the local government where the home dock is located, a small portion goes to the Illinois Gaming Board for administration and enforcement expenses, and the remainder goes to the state education assistance fund.

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

    There have been discussions regarding increasing the number of riverboat gaming licenses. There can be no assurance that legislation increasing the number of licenses or other legislation will not be introduced in the future, any of which could have a material adverse effect on the operating results of the Company's riverboats.

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

    The Mississippi Act requires that a person (including any corporation or other entity) be licensed to conduct gaming activities in the State of Mississippi. A license will be issued only for a specified location which has been approved in advance as a gaming site by the Mississippi Commission. Harrah's Vicksburg Corporation, an indirect subsidiary of Harrah's, is licensed to operate a riverboat casino in Vicksburg, Mississippi. Harrah's Tunica Corporation, another indirect subsidiary, is the general partner of Tunica Partners L.P. and Tunica Partners II L.P., each of which is the licensed operator of a riverboat casino in Tunica, Mississippi. (Harrah's Vicksburg Corporation is the limited partner of both partnerships.) As stated above, the casino operated by Tunica Partners L.P. closed in May 1997. In addition, a parent company of a company holding a license must register under the Mississippi Act. Harrah's and HOC are registered with the Mississippi Commission.

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

GAMING-LOUISIANA (RIVERBOAT)

    The ownership and operation of a gaming riverboat in Louisiana is subject to extensive regulation under Louisiana Riverboat Economic Development and Gaming Control Act and the rules and regulations promulgated thereunder. A seven-member Louisiana Gaming Control Board ("LGCB") and the Riverboat Gaming Enforcement Division ("Division"), a part of the Louisiana State Police, are charged with such regulatory authority, including the issuance of riverboat gaming licenses. The number of licenses to conduct gaming on a riverboat is limited by statute to
15. No more than six licenses may be granted for the operation of gaming activities on riverboats in any one parish (county). In general, riverboat gaming in Louisiana can be conducted legally only on approved riverboats that cruise with certain exceptions including exceptions for certain portions of the Red River where riverboats can be continuously docked. Harrah's Shreveport Investment Company, Inc. an indirect subsidiary of Harrah's, is the general partner of, and owns 99% of, Red River Entertainment of Shreveport Partnership in Commendam, a Louisiana partnership which was granted a gaming license in April 1994, to operate a continuously docked gaming riverboat. Harrah's Shreveport Management Company, Inc., another subsidiary, owns the remaining one percent of the Partnership and manages the riverboat, pursuant to an agreement with the Partnership.

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

    The legislation imposes a franchise fee for the right to operate on Louisiana waterways of 15% of net gaming proceeds and a license fee of $50,000 (first year) and $100,000 (subsequent years) plus three and one-half percent of net gaming proceeds. All fees are paid to the Division. In addition, the legislation authorizes local governing authorities the power to levy an admission fee for each person boarding the riverboat. Currently that amount is paid by the license holder. The Company's operation is currently paying an admission fee of $3.00 per person, but in the future the Company expects to make a payment in lieu of such admission fee of 4.75% of net gaming proceeds.

    The Company is currently in material compliance with all applicable gaming laws, rules and regulations promulgated by the State of Louisiana with respect to riverboat casinos.

GAMING-MISSOURI

    The ownership and operation of a gaming riverboat in Missouri is subject to extensive regulation under the Missouri Riverboat Gambling Act and the rules and regulations promulgated thereunder. A five-member Missouri Gaming Commission ("Commission") is charged with such regulatory authority, including the issuance of riverboat gaming licenses. Harrah's-North Kansas City Corporation, an indirect subsidiary of Harrah's, has been issued two licenses by the Commission to conduct riverboat gaming at its North Kansas City location. Harrah's Maryland Heights LLC, also an indirect subsidiary of the Company, has been issued two licenses by the Commission to conduct riverboat gaming at its Maryland Heights location. Gaming in Missouri can be conducted legally only on either excursion gambling boats or floating facilities approved by the Commission on the Mississippi and Missouri Rivers. Unless permitted to be continuously docked by the Commission for certain stated reasons, including safety, excursion gambling boats must cruise. The Commission has approved dockside gaming for the Company's riverboats in North Kansas City and Maryland Heights.

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

    Even if continuously docked, licensed riverboats must establish and abide by a cruise schedule. Riverboat cruises are required to be a minimum of two hours and a maximum of four hours. For the Company's riverboats in North Kansas City and Maryland Heights, which are continuously docked, passengers may board the riverboats for a 45-minute period at the beginning of a cruise. They may disembark at any time. There is a maximum loss per person per cruise of $500. Minimum and maximum wagers on games are set by the licensee and wagering may be conducted only with a cashless wagering system, whereby money is converted to tokens, electronic cards or chips which can only be used for wagering. No person under the age of 21 is permitted to wager, and wagers may only be taken from a person present on a licensed excursion gambling boat.

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

    It is the Company's opinion that it is currently in material compliance with all applicable gaming laws, rules and regulations promulgated by the State of Missouri. For a discussion of the Missouri Supreme Court's decision in AKIN V. MISSOURI GAMING COMMISSION and matters related thereto, see "Legal Proceedings" herein.

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

    IGRA requires NIGC approval of management contracts for Class II and Class III gaming as well as the review of all agreements collateral to the management contracts. All contracts relating to Harrah's Phoenix Ak-Chin, Harrah's Skagit Valley, Harrah's Cherokee and Harrah's Prairie Band casinos were approved by the NIGC. The NIGC will not approve a management contract if a director or a 10% shareholder of the management company: (i) is an elected member of the Indian tribal government which owns the facility purchasing or leasing the games; (ii) has been or is convicted of a felony gaming offense;

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

    IGRA established three separate classes of tribal gaming--Class I, Class II and Class III. Class I includes all traditional or social games solely for prizes of minimal value played by a tribe in connection with celebrations or ceremonies. Class II gaming includes games such as bingo, pulltabs, punchboards, instant bingo and non-banked card games (those that are not played against the house), such as poker. Class III gaming is casino-style gaming and includes banked table games such as blackjack, craps and roulette, and gaming machines such as slots, video poker, lotteries and parimutuel wagering. Harrah's Phoenix Ak-Chin, Harrah's Skagit Valley, Harrah's Cherokee and Harrah's Prairie Band provide Class II gaming and, as limited by the tribal-state compact, Class III gaming.

    IGRA prohibits all forms of Class III gaming unless the tribe has entered into a written agreement with the state that specifically authorizes the types of Class III gaming the tribe may offer (a "tribal-state compact"). IGRA requires states to negotiate in good faith with tribes that seek tribal-state compacts and grants Indian tribes the right to seek a federal court order to compel such negotiations. Some states have refused to enter into such negotiations. Tribes in several states sought federal court orders to compel such negotiations. The U. S. Supreme Court in the case of SEMINOLE V. STATE OF FLORIDA AND LAWTON CHILES, determined that this provision of IGRA is unconstitutional as a violation of the Eleventh Amendment to the United States Constitution which immunizes states from suit without the state's consent. The Court did not address, however, the possibility that IGRA allows the Secretary of the Department of the Interior to prescribe Class III gaming procedures where states refuse to enter into compacts with Indian tribes. Subsequent to this decision, the Secretary of the Interior issued proposed rules related to Class III gaming which are out for public comment until April 1998. The issue of whether the Secretary has the authority to issue such regulations either generally or under IGRA can be expected to be litigated.

    These compacts provide among other things the manner and extent to which each state will conduct background investigations and certify the suitability of the manager, its officers, directors, and key employees to conduct gaming on tribal lands. The Company received temporary certification pending completion of its background check from the Arizona gaming authorities prior to opening the Phoenix Ak-Chin casino (and since has received its permanent certification) and certification from the Washington and Kansas gaming authorities prior to the opening of the Skagit Valley and Prairie Band casinos, respectively. The certification for Cherokee was provided by the Tribal Gaming Commission.

    Title 25, Section 81 of the United States Code states that "no agreement shall be made by any person with any tribe of Indians, or individual Indians not citizens of the United States, for the payment or delivery of any money or other thing of value . . . in consideration of services for said Indians relative to their lands . . . unless such contract or agreement be executed and approved" by the Secretary or his or her designee. An agreement or contract for services relative to Indian lands which fails to conform with the requirements of Section 81 is void and unenforceable. All money or other thing of value paid to any person by any Indian or tribe for or on his or their behalf, on account of such services, in excess of any amount approved by the Secretary or his or her authorized representative will be subject to forfeiture. The Company believes that it has complied with the requirements of section 81 with respect to its management contracts for Harrah's Phoenix Ak-Chin, Harrah's Skagit Valley, Harrah's Cherokee and Harrah's Prairie Band and intends to comply with Section 81 with respect to any other contract to manage casinos located on Indian land in the United States.

    Indian tribes are sovereign with their own governmental systems, which have primary regulatory authority over gaming on land within the tribes' jurisdiction. Therefore, persons engaged in gaming activities, including the Company, are subject to the provisions of tribal ordinances and regulations on gaming. These ordinances are subject to review by the NIGC under certain standards established by IGRA. The NIGC may determine that some or all of the ordinances require amendment, and that additional requirements, including additional licensing requirements, may be imposed on the Company. The Company has received no such notification regarding the Ak-Chin, Skagit Valley, Cherokee and/or Prairie Band casinos. The possession of valid licenses from the Ak-Chin Indian Community, the Upper Skagit Indian Tribe, the Eastern Band of Cherokee Indians and the Prairie Band of Potawatomi Nation are ongoing conditions of the Company's agreements with these tribes.

    The Company is in present material compliance with IGRA and all applicable rules and regulations promulgated by the NIGC and all tribal and state regulations.

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

                               EMPLOYEE RELATIONS

    Harrah's, through its subsidiaries, has approximately 23,400 employees. Labor relations with employees are good.

    Harrah's subsidiaries have collective bargaining agreements covering approximately 3,100 employees. These agreements relate to certain casino, hotel and restaurant employees at Harrah's Atlantic City and Harrah's Las Vegas. Approximately 1,800 of these 3,100 employees are covered by a collective bargaining agreement which expired but which remains in effect while negotiations for a successor agreement continue.

ITEM 3. LEGAL PROCEEDINGS.

NEW ORLEANS

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

    On November 21, 1997 in the IN RE HARRAH'S JAZZ COMPANY bankruptcy proceeding, HJC filed an adversary proceeding styled HARRAH'S JAZZ COMPANY V. A&D MAINTENANCE SERVICES, ET AL., 97-1174, which names the Company and various of its subsidiaries as defendants. As HJC noted at the time of the filing, the action was filed "against numerous defendants, including the principal parties in interest in the bankruptcy case, to preserve various causes of action." HJC has not effected service on any defendant therein. This adversary proceeding purports to state claims against the Company and its subsidiaries for preferential transfers, insider preferential transfers, avoidance transfers, violations of La. Civil Code Arts. 1978 ET SEQ., violations of La. Civil Code Arts. 2315, 1953 as well as Arts., 1983, 1989, 1994, 1995, 1996, 1997 and 2000, violations of La. Civil Code Arts. 1953, 1997, 2315, damage to its creditors as a result of the projections in the 1994 offering of HJC bonds, and breach of fiduciary duty and fair dealing. If the action is ever served on the Company, the Company intends to defend the action vigorously.

    On November 21, 1997 IN RE NEW ORLEANS LOUISIANA DEVELOPMENT CORPORATION matter, NOLDC filed an adversary proceeding styled NEW ORLEANS LOUISIANA DEVELOPMENT CORPORATION V. BANKERS TRUST COMPANY, 97-1176. et al., which names the Company and several of its subsidiaries as defendants. NOLDC has not effected service on any defendant therein. This adversary proceeding purported to state claims for breach of fiduciary duty, negligent and fraudulent misrepresentation, Stipulation Pour Autrui and violations of La. Civil Code Art. 1953 ET SEQ. If the action is ever served on the Company, the Company intends to defend the action vigorously.

    On November 21, 1997, Eddie Sapir and Eddie Sapir Inter Vivos Trust No. 1 filed suit against certain individuals and entities, including the Company. The action is styled EDDIE SAPIR V. BANKER'S TRUST COMPANY, ET AL. and was filed in the Civil District Court for the Parish of Orleans, No. 97-20643. The complaint has not yet been served on the Company. Nonetheless, the Company removed the action and asked that it be transferred to the Bankruptcy Court for the Eastern District of Louisiana for consolidation with the IN RE HARRAH'S JAZZ COMPANY bankruptcy proceeding. The complaint purports to state claims for detrimental reliance, civil law equity, negotiorum guestro, unjust enrichment, breach of covenant, quantum meruit, anticipatory breach of contract, abuse of right, intentional interference with contract and negligent misrepresentation. If the action is ever served on the Company, the Company intends to defend the action vigorously.

MISSOURI

    On November 25, 1997, the Missouri Supreme Court issued a ruling in AKIN V. MISSOURI GAMING COMMISSION that defined the state constitutional requirements for floating casino facilities in artificial basins. Subsequently, the Missouri Gaming Commission (the "Commission") attempted to issue disciplinary resolutions that effectively would have amended the gaming licenses of the Company's Missouri casinos, and numerous other floating casino facilities in the Commission's jurisdiction, to preclude games of chance, subject to evidentiary hearings that were to be held if the licensees filed appeals to prove compliance with the Supreme Court's ruling. Prior to the Commission's action, Harrah's and other licensees filed petitions in the Circuit Court of Cole County, Missouri, and succeeded in having the Court issue an order restraining the Commission from taking any such disciplinary action. The Commission has appealed to the Missouri Supreme Court to permit it to proceed with its intended actions. The Supreme Court will hear the appeal in May 1998, but the Circuit Court order restraining the Commission remains in effect pending the Supreme Court's decision on the appeal. Harrah's has also filed suit seeking declaratory judgment that its gaming facilities meet the state constitutional mandates as established by the Missouri Supreme Court.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not Applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                                                        POSITIONS AND OFFICES HELD AND PRINCIPAL
            NAME AND AGE                             OCCUPATIONS OR EMPLOYMENT DURING PAST 5 YEARS
-------------------------------------  --------------------------------------------------------------------------
Philip G. Satre (48).................  Director since 1989, Chairman of the Board since January 1997, President since April 1991 and Chief Executive Officer since April 1994 of
                                         Harrah's. Chief Operating Officer of Harrah's (1991-1994). President
                                         (1984-1995) of Harrah's Gaming Group. He is a member of the Executive
                                         Committee of Harrah's Jazz Company and a director and President of
                                         Harrah's Jazz Finance Corp., both of which filed petitions under Chapter
                                         11 of the United States Bankruptcy Code in November 1995. He is also a director and President of Harrah's New Orleans Investment Company which filed a petition under Chapter 11 of the United States Bankruptcy Code in December 1995.

Colin V. Reed (50)...................  Executive Vice President of Harrah's since September 1995. Chief Financial
                                         Officer of Harrah's since April 1997. Senior Vice President, Corporate
                                         Development of Harrah's from May 1992 to September 1995. He is also a director of Sodak Gaming, Inc. He is a member of the Executive Committee of Harrah's Jazz Company and a director and a Senior Vice President of
                                         Harrah's Jazz Finance Corp., both of which filed petitions under Chapter
                                         11 of the United States Bankruptcy Code in November 1995. He is a
                                         director and Senior Vice President of Harrah's New Orleans Investment
                                         Company which filed a petition under Chapter 11 of the United States
                                         Bankruptcy Code in December 1995.

John M. Boushy (43)..................  Senior Vice President, Information Technology and Marketing Services of
                                         Harrah's since June 1993. Vice President, Strategic Marketing of
                                         Harrah's from April 1989 to June 1993. He is a director of Interactive
                                         Entertainment Limited.

Thomas J. Carr, Jr. (55).............  Senior Vice President, Brand Operations of Harrah's since July 1997.
                                         Gaming Division Senior Vice President, Brand Strategy from February 1997 to July 1997. Senior Vice President and Managing Director, Harrah's Sky
                                         City Casino from November 1994 to February 1997. Division Senior Vice
                                         President, Indian Gaming from October 1992 to November 1994.

Ben C. Peternell (52)................  Senior Vice President, Corporate Human Resources and Communications of
                                         Harrah's since November 1989.

E. O. Robinson, Jr. (58).............  Senior Vice President and General Counsel of Harrah's since April 1993 and
                                         Secretary of Harrah's from November 1989 to October 1995. Vice President and Associate General Counsel of Harrah's from November 1989 to April
                                         1993.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

    The Company's Common Stock is listed on the New York Stock Exchange and traded under the ticker symbol "HET". The stock is also listed on the Chicago Stock Exchange, the Pacific Exchange and the Philadelphia Stock Exchange.

    The following table sets forth the high and low price per share of the Company's Common Stock for the last two years:

                                            HIGH          LOW
                                          ---------     --------

1996

    First Quarter.......................      30 1/4       24

    Second Quarter......................      38 7/8       27

    Third Quarter.......................      28 3/8       17 1/4

    Fourth Quarter......................      21 3/4       16 3/8

1997

    First Quarter.......................      20 3/4       17

    Second Quarter......................      20 1/4       15 1/2

    Third Quarter.......................      22 15/16     17 5/16

    Fourth Quarter......................      22 7/16      16 15/16

    The approximate number of holders of record of the Company's Common Stock as of January 30, 1998, is as follows:

                                                                            APPROXIMATE NUMBER
TITLE OF CLASS                                                             OF HOLDERS OF RECORD
-------------------------------------------------------------------------  ---------------------

Common Stock, Par Value $0.10 per share..................................           12,530

    The Company does not presently intend to declare cash dividends. The terms of the Company's bank facility substantially limit the Company's ability to pay cash dividends on Common Stock and limitations are also contained in agreements covering other debt of the Company. See "Management's Discussion and Analysis-Intercompany Dividend Restriction" on page 33 of the Annual Report, which page is incorporated herein by reference. When permitted under the terms of the bank facility and the other debt, the declaration and payment of dividends is at the discretion of the Board of Directors of the Company. In October 1996, the Board of Directors of the Company approved a stock repurchase plan which authorized the purchase of up to ten percent of the Company's outstanding common stock. The repurchase of stock under this plan, which expired December 31, 1997, was treated as a dividend for purposes of the Company's debt agreements. The Board of Directors of the Company intends to reevaluate its dividend policy in the future in light of the Company's results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA.

    See the information for the years 1993 through 1997 set forth under "Financial and Statistical Highlights" on pages 4 and 5 of the Annual Report, which pages are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    See the information set forth on pages 25 through 33 of the Annual Report, which pages are incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See the information set forth on pages 34 through 50 of the Annual Report, which pages are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not Applicable.

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

ITEM 11. EXECUTIVE COMPENSATION.

    See the information set forth in the sections of the Proxy Statement entitled "Compensation of Directors," "Summary Compensation Table," "Option Grants in the Last Fiscal Year," "Aggregated Option Exercises in 1997 and December 31, 1997 Option Values" and "Certain Employment Arrangements" which sections are incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) 1. Financial statements (including related notes to consolidated financial statements)* filed as part of this report are listed below:

        Report of Independent Public Accountants.

        Consolidated Balance Sheets as of December 31, 1997 and 1996.

        Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995.

       Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1996 and 1995.

        Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995.

        2. Schedules for the years ended December 31, 1997, 1996 and 1995, are as follows:

         NO.

        I -Condensed financial information of registrant

        II-Consolidated valuation and qualifying accounts

        Schedules III, IV, and V are not applicable and have therefore been omitted.

        3.  Exhibits (footnotes appear on pages 43 through 45)

     NO.
--------

   2(1)- Agreement and Plan of Merger, dated as of December 18, 1997, by and among Harrah's Entertainment, Inc., HEI Acquisition Corp., and
          Showboat, Inc. (19)

   3(1)-  Certificate of Incorporation of The Promus Companies Incorporated;
          Certificate of Amendment of Certificate of Incorporation of The
          Promus Companies Incorporated dated April 29, 1994; Certificate of
          Amendment of Certificate of Incorporation of The Promus Companies
          Incorporated dated May 26, 1995; and Certificate of Amendment of
          Certificate of Incorporation of The Promus Companies Incorporated dated June 30, 1995, changing its name to Harrah's Entertainment, Inc. (25)

 **3(2)-  Bylaws of the Company, as amended December 12, 1997.

   4(1)-  Rights Agreement dated as of October 5, 1996, between Harrah's
          Entertainment, Inc. and The Bank of New York, which includes the form of Certificate of Designations of Series A Special Stock of
          Harrah's Entertainment, Inc. as Exhibit A, the form of Right
          Certificate as Exhibit B and the Summary of Rights to Purchase
          Special Shares as Exhibit C. (3)

   4(2)-  First Amendment, dated as of February 21, 1997, to Rights
          Agreement between Harrah's Entertainment, Inc. and The Bank of New
          York. (27)

   4(3)- Second Amendment, dated as of April 25, 1997, to Rights Agreement, dated as of October 25, 1996, between Harrah's Entertainment, Inc.
          and The Bank of New York. (5)

------------------------

*   Incorporated by reference from pages 34 through 49 of the Annual Report.

**  Filed herewith.

   4(4)-  Letter to Stockholders dated July 23, 1997 regarding Summary of
          Rights To Purchase Special Shares As Amended Through April 25,
          1997. (18)

   4(5)-  Certificate of Elimination of Series B Special Stock of Harrah's
          Entertainment, Inc., dated February 21, 1997. (27)

   4(6)-  Certificate of Designations of Series A Special Stock of Harrah's
          Entertainment, Inc., dated February 21, 1997. (27)

   4(7)-  Indenture dated as of August 1, 1993, with respect to the 8 3/4%
          Senior Subordinated Notes due 2000, among The Bank of New York, as trustee, The Promus Companies Incorporated, as guarantor, and Embassy Suites, Inc., as issuer; Form of Note for 8 3/4% Senior
          Subordinated Notes due 2000. (6)

   4(8)-  First Supplemental Indenture dated as of June 2, 1995, with respect to the 8 3/4% Senior Subordinated Notes due 2000, among
          Embassy Suites, Inc., as issuer, The Promus Companies
          Incorporated, as guarantor, and The Bank of New York, as trustee.
          (2)

   4(9)-  Interest Swap Agreement between Bank of America National Trust and
          Savings Association and Embassy Suites, Inc. dated May 14, 1993.
          (6)

  4(10)-  Interest Swap Agreement between NationsBank of North Carolina, N.
          A. and Embassy Suites, Inc. dated May 18, 1993. (6)

  4(11)-  Interest Swap Agreement between Bank of America National Trust and
          Savings Association and Harrah's Operating Company, Inc. dated
          December 21, 1995. (25)

  4(12)-  Interest Swap Agreement between NationsBank, N. A. (Carolinas) and
          Harrah's Entertainment, Inc. dated December 21, 1995. (25)

  4(13)-  Interest Swap Agreement between The Bank of Nova Scotia and
          Embassy Suites, Inc. dated January 25, 1995 and amended February
          2, 1995. (7)

  4(14)-  Interest Swap Agreement between Bankers Trust Company and Embassy
          Suites, Inc. dated May 16, 1995. (10)

  4(15)-  Interest Swap Agreement between The Sumitomo Bank, Limited and
          Embassy Suites, Inc. dated June 5, 1995. (10)

  4(16)-  Interest Swap Agreement between Bankers Trust Company and Embassy
          Suites, Inc. dated June 6, 1995. (10)

  4(17)-  Consent to Credit Agreements dated as of April 11, 1997, among
          Harrah's Entertainment, Inc., Harrah's Operating Company, Inc.,
          Marina Associates, various lending institutions, and Bankers Trust
          Company, The Bank of New York, CIBC Inc., Credit Lyonnais, Atlanta
          Agency, Wells Fargo Bank, N.A., The Long-Term Credit Bank of
          Japan, Limited, New York Branch, NationsBank, N.A. (South),
          Societe Generale, The Sumitomo Bank, Limited, New York Branch, as
          Agents, and Bankers Trust Company, as Administrative Agent. (18)

  4(18)-  Consent dated April 10, 1997 to Credit Agreement dated June 9,
          1995, among Harrah's Entertainment, Inc., Harrah's Operating
          Company, Inc., Marina Associates, various lenders, and Bankers
          Trust Company, The Bank of New York, CIBC Inc., Credit Lyonnais,
          Atlanta Agency, Wells Fargo Bank, N.A., The Long-Term Credit Bank of Japan, Limited, New York Branch, NationsBank, N.A. (South),
          Societe Generale, The Sumitomo Bank, Limited, New York Branch, as
          Agents, and Bankers Trust Company, as Administrative Agent. (18)

  10(1)- Credit Agreement, dated as of July 22, 1993 and amended and restated as of June 9, 1995, among The Promus Companies
          Incorporated, Embassy Suites, Inc., certain subsidiaries of
          Embassy Suites, Inc., various banks, Bankers Trust Company, The
          Bank of New York, CIBC, Inc., Credit Lyonnais, Atlanta Agency,
          First Interstate Bank of California, The Long-Term Credit Bank of
          Japan, Limited, New York Branch, NationsBank of Georgia, N.A.,
          Societe Generale and Sumitomo Bank, Limited, New York Branch, as
          Agents, and Bankers Trust Company, as Administrative Agent. (2)

  10(2)-  Credit Agreement, dated as of June 9, 1995, among The Promus
          Companies Incorporated, Embassy Suites, Inc., certain subsidiaries of Embassy Suites, Inc., various banks, Bankers Trust Company, The
          Bank of New York, CIBC, Inc., Credit Lyonnais, Atlanta Agency,
          First Interstate Bank of California, The Long-Term Credit Bank of
          Japan, Limited, New York Branch, NationsBank of Georgia, N.A.,
          Societe Generale and The Sumitomo Bank, Limited, New York Branch, as Agents, and Bankers Trust Company, as Administrative Agent. (2)

  10(3)-  Second Amendment to Credit Agreement, dated as of October 15,
          1996, among Harrah's Entertainment, Inc., Harrah's Operating
          Company, Inc., Marina Associates, various lending institutions,
          Bankers Trust Company, The Bank of New York, CIBC, Inc., Credit
          Lyonnais, Atlanta Agency, First Interstate Bank of Nevada, N.A.,
          The Long-Term Credit Bank of Japan, Limited, New York Branch,
          NationsBank of Georgia, N.A., Societe Generale and The Sumitomo
          Bank, Limited, New York Branch, as Agents, and Bankers Trust
          Company, as Administrative Agent. (27)

  10(4)- Consent dated as of April 17, 1996 to Credit Agreement, dated as of June 9, 1995, among Harrah's Entertainment, Inc., Harrah's
          Operating Company, Inc., Marina Associates, various banks, Bankers
          Trust Company, The Bank of New York, CIBC, Inc., Credit Lyonnais,
          Atlanta Agency, First Interstate Bank of Nevada, N.A., The
          Long-Term Credit Bank of Japan, Limited, New York Branch,
          NationsBank of Georgia, N.A., Societe Generale and The Sumitomo
          Bank, Limited, New York Branch, as Agents, and Bankers Trust
          Company, as Administrative Agent. (11)

  10(5)-  Plan of Reorganization and Distribution Agreement, dated June 30,
          1995, between The Promus Companies Incorporated and Promus Hotel
          Corporation. (10)

  10(6)-  Risk Management Allocation Agreement, dated June 30, 1995, between
          The Promus Companies Incorporated and Promus Hotel Corporation.
          (10)

  10(7)-  Tax Sharing Agreement, dated June 30, 1995, between The Promus
          Companies Incorporated and Promus Hotel Corporation. (10)

 +10(8)-  Form of Indemnification Agreement entered into by The Promus
          Companies Incorporated and each of its directors and executive officers. (1)

 +10(9)- Financial Counseling Plan of Harrah's Entertainment, Inc. as amended January 1996. (25)

+10(10)-  The Promus Companies Incorporated 1996 Non-Management Director's
          Stock Incentive Plan dated April 5, 1995. (9)

+10(11)-  Amendment dated February 20, 1997 to 1996 Non-Management
          Director's Stock Incentive Plan. (5)

**+10(12)- Trust Agreement dated November 7, 1997 between Harrah's
          Entertainment, Inc. and NationsBank concerning the Non-Management
          Director's Stock Incentive Plan.

------------------------

**  Filed herewith.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.

  +10(13)-  The Promus Companies Incorporated Key Executive Officer Annual Incentive Plan
            dated February 24, 1995. (10)

  +10(14)-  Summary Plan Description of Executive Term Life Insurance Plan. (27)

  +10(15)-  Form of Harrah's Entertainment, Inc.'s Annual Management Bonus Plan, as amended
            1995. (25)

**+10(16)-  Amendment dated as of December 12, 1997 to Harrah's Entertainment, Inc.'s Annual
            Management Bonus Plan.

**+10(17)-  Amended and Restated Severance Agreement dated as of October 31, 1997 entered into with Philip G. Satre.

**+10(18)-  Form of Amended and Restated Severance Agreement dated as of October 31, 1997 entered into with John M. Boushy, Thomas J. Carr, Jr., Ben C. Peternell, Colin V.
            Reed and E. O. Robinson, Jr.

  +10(19)-  Employment Agreement dated as of February 25, 1994, and effective April 29, 1994, between The Promus Companies Incorporated and Philip G. Satre including exhibits thereto. (17)

  +10(20)-  Amendment, dated May 5, 1997, to Employment Agreement of Philip G. Satre dated as of February 25, 1994. (5)

  +10(21)-  The Promus Companies Incorporated 1990 Stock Option Plan. (12)

  +10(22)-  The Promus Companies Incorporated 1990 Stock Option Plan (as amended as of April
            30, 1993). (20)

  +10(23)-  The Promus Companies Incorporated 1990 Stock Option Plan, as amended April 29,
            1994. (8)

  +10(24)-  The Promus Companies Incorporated 1990 Stock Option Plan, as amended July 29,
            1994. (21)

  +10(25)-  Amendment, dated April 5, 1995, to The Promus Companies Incorporated 1990 Stock
            Option Plan as adjusted on December 12, 1996. (27)

  +10(26)-  Revised Form of Stock Option (1990 Stock Option Plan). (25)

  +10(27)-  Revised Form of Stock Option with attachments (1990 Stock Option Plan). (27)

  +10(28)-  Form of memorandum agreement dated July 2, 1991, eliminating stock appreciation rights under stock options held by Ben C. Peternell and Philip G. Satre. (14)

  +10(29)-  The Promus Companies Incorporated 1990 Restricted Stock Plan. (12)

  +10(30)-  Amendment, dated April 5, 1995, to The Promus Companies Incorporated 1990
            Restricted Stock Plan. (9)

  +10(31)-  Revised Forms of Restricted Stock Award (1990 Restricted Stock Plan). (25)

  +10(32)-  Revised Form of Restricted Stock Award (1990 Restricted Stock Plan). (27)

  +10(33)-  Administrative Regulations, Long Term Compensation Plan (Restricted Stock Plan
            and Stock Option Plan) dated October 27, 1995. (25)

  +10(34)-  Amendment to Administrative Regulations, Long Term Compensation Plan (Restricted
            Stock Plan and Stock Option Plan) dated December 12, 1996. (27)

  +10(35)-  Deferred Compensation Plan dated October 16, 1991. (15)

------------------------

**  Filed herewith.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.

  +10(36)-  Amendment, dated May 26, 1995, to The Promus Companies Incorporated Deferred Com-
            pensation Plan. (2)

  +10(37)-  Forms of Deferred Compensation Agreement. (25)

  +10(38)-  Amended and Restated Executive Deferred Compensation Plan dated as of October 27,
            1995. (25)

  +10(39)-  Amendment dated April 24, 1997 to Harrah's Entertainment, Inc.'s Executive
            Deferred Compensation Plan. (18)

  +10(40)-  Description of Amendments to Executive Deferred Compensation Plan. (22)

  +10(41)-  Restated Amendment, dated July 18, 1996, to Harrah's Entertainment, Inc.
            Executive Deferred Compensation Plan. (27)

  +10(42)-  Forms of Executive Deferred Compensation Agreement. (25)

  +10(43)-  Amendment dated April 24, 1997, to Harrah's Entertainment, Inc.'s Deferred
            Compensation Plan. (18)

  +10(44)-  Escrow Agreement dated February 6, 1990 between The Promus Companies
            Incorporated, certain subsidiaries thereof, and Sovran Bank, as escrow agent.
            (12)

  +10(45)-  First Amendment to Escrow Agreement dated January 31, 1990 among Holiday
            Corporation, certain subsidiaries thereof and Sovran Bank, as escrow agent. (12)

  +10(46)-  Amendment to Escrow Agreement dated as of October 29, 1993 among The Promus
            Companies Incorporated, certain subsidiaries thereof, and NationsBank, formerly
            Sovran Bank. (24)

  +10(47)-  Amendment, dated as of June 7, 1995, to Escrow Agreement among The Promus
            Companies Incorporated, certain subsidiaries thereof and NationsBank. (2)

  +10(48)-  Amendment, dated as of July 18, 1996, to Escrow Agreement between Harrah's
            Entertainment, Inc. and NationsBank. (26)

  +10(49)-  Time Accelerated Restricted Stock Award Plan ("TARSAP") program dated December
            12, 1996. (27)

  +10(50)-  Form of TARSAP Award. (27)

  +10(51)-  Form of Agreement, dated October 30, 1996, regarding cancellation and reissue of stock options, entered into with Philip G. Satre, Colin V. Reed, Ben C.
            Peternell, E.O. Robinson, Jr. and John M. Boushy; and Form of Reissued Stock
            Option. (27)

   10(52)-  Amended and Restated Partnership Agreement of Harrah's Jazz Company, dated as of
            March 15, 1994, among Harrah's New Orleans Investment Company, New
            Orleans/Louisiana Development Corporation and Grand Palais Casino, Inc.; First
            Amendment to the Amended and Restated Partnership Agreement of Harrah's Jazz
            Company, effective as of March 15, 1994. (24)

   10(53)-  Second Amendment dated March 31, 1994 to the Amended and Restated Partnership
            Agreement of Harrah's Jazz Company. (8)

   10(54)-  Amended and Restated Third Amendment to the Amended and Restated Partnership
            Agreement of Harrah's Jazz Company. (16)

------------------------

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.

   10(55)-  Fourth Amendment to the Amended and Restated Partnership Agreement of Harrah's
            Jazz Company. (16)

   10(56)-  Indenture dated as of November 15, 1994 between Harrah's Jazz Company, Harrah's
            Jazz Finance Corp. and First National Bank of Commerce as Trustee for the First
            Mortgage Notes including form of First Mortgage Note. (16)

   10(57)-  Cash Collateral and Disbursement Agreement among First National Bank of Commerce as Trustee, First National Bank of Commerce as Collateral Agent, Harrah's Jazz
            Company and Harrah's Jazz Finance Corp., dated November 16, 1994. (16)

   10(58)-  Collateral Mortgage Note by Harrah's Jazz Company dated November 15, 1994. (16)

   10(59)-  Act of Collateral Mortgage and Collateral Assignment of Proceeds by Harrah's Jazz
            Company dated November 15, 1994. (16)

   10(60)-  Act of Collateral Assignment of Leases and Rents between Harrah's Jazz Company and First National Bank of Commerce as Collateral Agent dated November 15, 1994.
            (16)

   10(61)-  Act of Security Agreement and Pledge between Harrah's Jazz Company and First
            National Bank of Commerce as Collateral Agent dated November 15, 1994. (16)

   10(62)-  Pledge Agreement between Harrah's Jazz Company, Harrah's Jazz Finance Corp. and
            First National Bank of Commerce as Collateral Agent dated as of November 16,
            1994. (16)

   10(63)-  Security Agreement among Harrah's Jazz Company, Harrah's Jazz Finance Corp. and
            First National Bank of Commerce as Collateral Agent dated as of November 16,
            1994. (16)

   10(64)-  Security Agreement (Cash Collateral) among Harrah's Jazz Company, Harrah's Jazz
            Finance Corp. and First National Bank of Commerce as Trustee dated November 16,
            1994. (16)

   10(65)-  Manager Subordination Agreement (First Mortgage Notes) among Harrah's Jazz
            Company, Harrah's New Orleans Management Company and First National Bank of
            Commerce as Trustee dated as of November 16, 1994. (16)

   10(66)-  Amended Lease Agreement between the Rivergate Development Corporation, as
            Landlord and Harrah's Jazz Company, as Tenant and City of New Orleans, as
            Intervenor dated March 15, 1994. (13)

   10(67)-  Amended General Development Agreement between Rivergate Development Corporation and Harrah's Jazz Company and City of New Orleans, as Intervenor dated March 15,
            1994. (4)

   10(68)-  Amendment to Amended Lease Agreement between Rivergate Development Corporation, as Landlord and Harrah's Jazz Company, as Tenant and City of New Orleans, as
            Intervenor dated October 5, 1994. (13)

   10(69)-  Agreement among the Rivergate Development Corporation, the City of New Orleans
            and Embassy Suites, Inc. and Harrah's Jazz Company, as intervenor, dated October
            5, 1994 (the "Embassy Access Agreement"). (13)

   10(70)-  Casino Operating Contract between the Louisiana Economic Development and Gaming
            Corporation and Harrah's Jazz Company dated July 15, 1994. (4)

   10(71)-  First Amendment to Casino Operating Contract between the Louisiana Economic
            Development and Gaming Corporation and Harrah's Jazz Company dated August 31,
            1994. (13)

   10(72)-  Amended and Restated Management Agreement between Harrah's New Orleans Manage-
            ment Company and Harrah's Jazz Company dated March 14, 1994. (4)

   10(73)-  Construction Agreement between Harrah's Jazz Company and Centex Landis
            Construction Co., Inc. dated October 10, 1994, for the construction of the
            Permanent Casino. (13)

   10(74)-  Design and Construction Agreement between Harrah's Jazz Company and Broadmoor dated October 10, 1994, for the construction of the parking structure. (13)

   10(75)-  Owner's Policy issued March 16, 1994 by First American Title Insurance Company to
            Harrah's Jazz Company with attachments. (16)

   10(76)-  Lender's Title Insurance Policy issued November 16, 1994 by First American Title
            Insurance Company together with reinsurance agreements. (16)

   10(77)-  Construction Lien Indemnity Obligation Agreement between Harrah's Jazz Company and Embassy Suites, Inc. dated October 12, 1994. (23)

   10(78)-  First Amendment to the Construction Lien Indemnity Obligation Agreement. (16)

   10(79)-  Specimen form of 14 1/4% First Mortgage Note Due 2001 of Harrah's Jazz Company
            and Harrah's Jazz Finance Corp. (16)

   10(80)-  Limited Partnership Agreement of Des Plaines Limited Partnership between Harrah's
            Illinois Corporation and John Q. Hammons, dated February 28, 1992; First
            Amendment to Limited Partnership Agreement of Des Plaines Limited Partnership
            dated as of October 5, 1992. (24)

 **10(81)-  Fifth Amendment to Limited Partnership Agreement of Des Plaines Limited
            Partnership dated as of April 1, 1997.

**+10(82)-  Amendment, dated as of October 30, 1997, to Escrow Agreement between Harrah's
            Entertainment, Inc., Harrah's Operating Company, Inc. and NationsBank.

 **10(83)-  Third Amendment to Credit Agreements dated as of November 22, 1997, among
            Harrah's Entertainment, Inc., Harrah's Operating Company, Inc., Marina
            Associates, various lending institutions, Bankers Trust Company, The Bank of New
            York, CIBC, Inc., Credit Lyonnais, Atlanta Agency, Wells Fargo Bank, N.A., The
            Long-Term Credit Bank of Japan, Limited, New York Branch, NationsBank, N.A.
            (South), Societe Generale and The Sumitomo Bank, Limited, New York Branch, as
            Agents, and Bankers Trust Company, as Administrative Agent.

     **11-  Computations of per share earnings.

     **12-  Computations of ratios.

     **13-  Portions of Annual Report to Stockholders for the year ended December 31, 1997.
            (28)

     **21-  List of subsidiaries of Harrah's Entertainment, Inc.

     **27-  Financial Data Schedule.

------------------------

**  Filed herewith.

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

(5) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, filed May 13, 1997, File No. 1-10410.

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

(18) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed August 13, 1997, File No. 1-10410.

(19) Incorporated by reference from the Company's Current Report on Form 8-K filed December 24, 1997, File No. 1-10410.

(20) Incorporated by reference from Post-Effective Amendment No. 1 to the Company's Form S-8 Registration Statement, File No. 33-32864-01, filed July 22, 1993.

(21) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, filed August 11, 1994, File No. 1-10410.

(22) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, filed November 13, 1997, File No. 1-10410.

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

(27) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed March 11, 1997, File No. 1-10410.

(28) Filed herewith to the extent portions of such report are specifically included herein by reference.

    (b) The following reports on Form 8-K were filed by the Company during the fourth quarter of 1997 and thereafter through March 1, 1998: December 24, 1997-Reports the proposed acquisition of Showboat, Inc.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                HARRAH'S ENTERTAINMENT, INC.

                                BY:             /S/ PHILIP G. SATRE
                                     -----------------------------------------
                                       (Philip G. Satre, Chairman, President
DATED: MARCH 10, 1998                       and Chief Executive Officer)

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

   /s/ SUSAN CLARK-JOHNSON      Director
------------------------------                                 March 10, 1998
    (Susan Clark-Johnson)

     /s/ JAMES B. FARLEY        Director
------------------------------                                 March 10, 1998
      (James B. Farley)

      /s/ JOE M. HENSON         Director
------------------------------                                 March 10, 1998
       (Joe M. Henson)

        /s/ RALPH HORN          Director
------------------------------                                 March 10, 1998
         (Ralph Horn)

      /s/ R. BRAD MARTIN        Director
------------------------------                                 March 10, 1998
       (R. Brad Martin)

     /s/ WALTER J. SALMON       Director
------------------------------                                 March 10, 1998
      (Walter J. Salmon)

     /s/ PHILIP G. SATRE        Director, Chairman,
------------------------------    President and Chief          March 10, 1998
      (Philip G. Satre)           Executive Officer

      /s/ BOAKE A. SELLS        Director
------------------------------                                 March 10, 1998
       (Boake A. Sells)

    /s/ EDDIE N. WILLIAMS       Director
------------------------------                                 March 10, 1998
     (Eddie N. Williams)

      /s/ COLIN V. REED         Chief Financial Officer
------------------------------                                 March 10, 1998
       (Colin V. Reed)

     /s/ JUDY T. WORMSER        Controller and Principal
------------------------------    Accounting Officer           March 10, 1998
      (Judy T. Wormser)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Harrah's Entertainment, Inc.:

    We have audited in accordance with generally accepted auditing standards, the financial statements included in the Harrah's Entertainment, Inc. 1997 annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 3, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed under Item 14(a)2 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                        ARTHUR ANDERSEN LLP

Memphis, Tennessee,
February 3, 1998.

                                                                      SCHEDULE I

                          HARRAH'S ENTERTAINMENT, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                                  1997        1996
                                                                                            ----------  ----------
ASSETS
Cash......................................................................................  $        -  $        -
Investments in and advances to subsidiaries (eliminated in consolidation).................     735,491     719,821
                                                                                            ----------  ----------
                                                                                            $  735,491  $  719,821
                                                                                            ----------  ----------
                                                                                            ----------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued taxes, including federal income taxes.............................................  $      (12) $       75
                                                                                            ----------  ----------
Commitments and contingencies (Notes 2, 3, 6 and 7)
Stockholders' equity (Note 4)
  Common stock, $0.10 par value, authorized-360,000,000 shares, outstanding-101,035,898
    and 102,969,699 shares (net of 3,001,568 and 771,571 held in treasury)................      10,104      10,297
  Capital surplus.........................................................................     388,925     385,941
  Retained earnings.......................................................................     349,386     290,797
  Unrealized gain on marketable equity securities held by a subsidiary....................       2,884      51,394
  Deferred compensation related to restricted stock.......................................     (15,796)    (18,683)
                                                                                            ----------  ----------
                                                                                               735,503     719,746
                                                                                            ----------  ----------
                                                                                            $  735,491  $  719,821
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                 The accompanying Notes to Financial Statements are an integral part of these balance sheets.

                          HARRAH'S ENTERTAINMENT, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              STATEMENTS OF INCOME

                                 (IN THOUSANDS)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                 ---------------------------------
                                                                                       1997       1996        1995
                                                                                 ----------  ---------  ----------
Revenues.......................................................................  $        -  $       -  $        -
Costs and expenses.............................................................         144        150         182
                                                                                 ----------  ---------  ----------
Loss before income taxes and equity in subsidiaries' continuing earnings.......        (144)      (150)       (182)
Income tax benefit.............................................................          50         57          64
                                                                                 ----------  ---------  ----------
Loss before equity in subsidiaries' continuing earnings........................         (94)       (93)       (118)
Equity in subsidiaries' continuing earnings....................................     107,616     98,990      78,928
                                                                                 ----------  ---------  ----------
Income from continuing operations..............................................     107,522     98,897      78,810
Discontinued operations (Note 1)
  Equity in subsidiaries' income from discontinued operations..................           -          -      21,230
  Spin-off transaction expenses, net of tax benefit of $5,134..................           -          -     (21,194)
                                                                                 ----------  ---------  ----------
Income before extraordinary loss...............................................     107,522     98,897      78,846
Extraordinary loss, net of tax benefit of $4,477 (Note 3)......................      (8,134)         -           -
                                                                                 ----------  ---------  ----------
Net income.....................................................................  $   99,388  $  98,897  $   78,846
                                                                                 ----------  ---------  ----------
                                                                                 ----------  ---------  ----------

                 The accompanying Notes to Financial Statements
                   are an integral part of these statements.

                          HARRAH'S ENTERTAINMENT, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                               -----------------------------------
                                                                                      1997        1996        1995
                                                                               -----------  ----------  ----------
Cash flows from operating activities
  Net income.................................................................  $    99,388  $   98,897  $   78,846
  Adjustment to reconcile net income to cash flows from operating activities
      Equity in undistributed continuing earnings of subsidiaries............     (107,616)    (98,990)    (78,928)
      Extraordinary loss.....................................................       12,611           -           -
      Amortization...........................................................            -           -          31
      Discontinued operations
        Equity in subsidiaries' income from discontinued operations..........            -           -     (21,230)
        Spin-off transaction expenses, before income taxes...................            -           -      26,328
      Other noncash activity.................................................       (4,383)         93      (5,047)
                                                                               -----------  ----------  ----------
        Cash flows from operating activities.................................            -           -           -
                                                                               -----------  ----------  ----------
Cash flows from financing activities
  Distributions from subsidiary..............................................       41,022      13,014           -
  Treasury stock purchases...................................................      (41,022)    (13,014)          -
                                                                               -----------  ----------  ----------
        Cash flows from financing activities.................................            -           -           -
                                                                               -----------  ----------  ----------
Net change in cash...........................................................            -           -           -
Cash, beginning of period....................................................            -           -           -
                                                                               -----------  ----------  ----------
Cash, end of period..........................................................  $         -  $        -  $        -
                                                                               -----------  ----------  ----------
                                                                               -----------  ----------  ----------

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

NOTE 2--INVESTMENT IN ASTER

    The value of Harrah's investment in Aster has been reduced below zero. Harrah's negative investment in Aster at December 31, 1997 and 1996 was $8.1 million and $10.4 million, respectively, and is included in investments in and advances to subsidiaries on the balance sheet. In addition, Harrah's has guaranteed the future payment by Aster of certain insurance-related liabilities.

NOTE 3--LONG-TERM DEBT

    Harrah's has no long-term debt obligations. Harrah's has guaranteed certain long-term debt obligations of HOC. During second quarter 1997, HOC redeemed its $200 million 10 7/8% Senior Subordinated Notes due 2002 (the "Notes"). As a result of the early extinguishment of the Notes, an $8.1 million extraordinary loss, net of tax benefit, was recorded.

NOTE 4--STOCKHOLDERS' EQUITY

    In addition to its common stock, Harrah's has the following classes of stock authorized but unissued:

        Preferred stock, $100 par value, 150,000 shares authorized

        Special stock, $1.125 par value, 5,000,000 shares authorized

          Series A Special Stock, 2,000,000 shares designated

    Harrah's Board of Directors has authorized that one special stock purchase right (a "Right") be attached to each outstanding share of common stock. These Rights are exercisable only if a person or group acquires 15% or more of the Company's common stock or announces a tender offer for 15% or more of the common stock. Each Right entitles stockholders to buy one two-hundredth of a share of Series A Special Stock of the Company at an initial price of $130 per Right. If a person acquires 15% or more of the Company's outstanding common stock, each Right entitles its holder to purchase common stock of the Company having a market value at that time of twice the Right's exercise price. Under certain conditions, each Right entitles its holder to purchase stock of an acquiring company at a discount. Rights held by the 15% holder will become void. The Rights will expire on October 5, 2006, unless earlier redeemed by the Board at one cent per Right.

                          HARRAH'S ENTERTAINMENT, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         NOTES TO FINANCIAL STATEMENTS

NOTE 4--STOCKHOLDERS' EQUITY (CONTINUED)
    Pursuant to a plan approved by Harrah's Board of Directors in October 1996 and which expired on December 31, 1997, the Company repurchased 2,993,700 shares of its common stock at an average price of $18.05 per share. The repurchased shares are held in treasury.

    On June 30, 1995, the PHC Spin-off was completed and the Company distributed to its stockholders the stock of PHC as a dividend on a one-for-two basis. To reflect this distribution, the $139.6 million value of the net assets of discontinued operations as of the PHC Spin-off date was charged against the Company's retained earnings.

NOTE 5--INCOME TAXES

    Harrah's files a consolidated tax return with its subsidiaries.

NOTE 6--COMMITMENTS AND CONTINGENCIES

    A Harrah's subsidiary owns an approximate 47% interest in a partnership named Harrah's Jazz Company ("Harrah's Jazz"). In November 1995, Harrah's Jazz and its wholly-owned subsidiary, Harrah's Jazz Finance Corp., filed petitions for relief under Chapter 11 of the Bankruptcy Code. Harrah's Jazz filed a plan of reorganization with the Bankruptcy Court in April 1996 and has filed several subsequent amendments to the plan (the Plan). In April 1997, the Bankruptcy Court confirmed and approved the Plan. However, since the Louisiana State Legislature did not approve a component of the confirmed Plan - a modified casino operating contract with Louisiana's gaming board - the confirmed Plan was not consummated.

    In November 1997 and again in January 1998, Harrah's Jazz modified the confirmed Plan. This most recent plan, which is supported by, among others, the Governor of Louisiana and the Mayor of New Orleans, contemplates that a newly formed limited liability company, Jazz Casino Company, L.L.C. ("JCC"), would be responsible for completing construction of the exclusive New Orleans land-based casino entertainment facility (the "Rivergate Casino"), a subsidiary of the Company would receive approximately 40% of the equity in JCC's parent, and Harrah's would make a $75 million equity investment in the project (less any debtor-in-possession financing provided to the project), guarantee JCC's $100 million annual payment under the casino operating contract to the State of Louisiana gaming board (the "State Guarantee"), guarantee up to $154 million of a bank credit facility of up to $224 million, guarantee timely completion and opening of the Rivergate Casino and make an additional $10 million subordinated loan to JCC to finance the Rivergate Casino. With respect to the State Guarantee, Harrah's would be obligated to guarantee the first year of JCC's operations and, if certain cash flow tests and other conditions are satisfied each year, to renew the guarantee each year for a maximum term of approximately five years. Harrah's obligations under the guarantee would be limited to a guarantee of the $100 million payment obligation of JCC for the period in which the guarantee is in effect and would be secured by a first priority lien on JCC's assets. JCC's payment obligation would be $100 million at the commencement of each twelve month period under the casino operating contact and would decline on a daily basis by 1/365 of $100 million as payments are made each day by JCC to Louisiana's gaming board.

    Consummation of the plan is subject to numerous approvals, including approval from the Company's Board of Directors, the Louisiana State Legislature, the City of New Orleans City Council and others. The plan was confirmed by the Bankruptcy Court on January 29, 1998, and it is anticipated that the casino

                          HARRAH'S ENTERTAINMENT, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         NOTES TO FINANCIAL STATEMENTS

NOTE 6--COMMITMENTS AND CONTINGENCIES (CONTINUED) operating contract will be considered by the Louisiana State Legislature in a special session commencing in late March 1998. There can be no assurance that these approvals will be obtained and that such plan will be consummated.

    During the course of the bankruptcy of Harrah's Jazz, a subsidiary of the Company has made debtor-in-possession loans to Harrah's Jazz, totaling approximately $32.2 million as of December 31, 1997, to fund certain payments to the City of New Orleans and other cash requirements of Harrah's Jazz. Harrah's has committed to provide up to $40 million in debtor-in-possession loans to Harrah's Jazz, conditioned upon Harrah's Jazz meeting certain monthly milestones in the bankruptcy. There can be no assurance that such committed debtor-in-possession financing will be sufficient for Harrah's Jazz to consummate the plan. Should additional debtor-in-possession funding be necessary for the consummation of the plan, the approval of the Company's Board of Directors would be necessary for Harrah's to provide any debtor-in-possession financing in excess of $40 million.

NOTE 7--LITIGATION

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

    In November 1997, the Missouri Supreme Court issued a ruling that defined the state constitutional requirements for floating casino facilities in artificial basins. Subsequently, the Missouri Gaming Commission (the "Commission") attempted to issue disciplinary resolutions that effectively would have amended the gaming licenses of the Company's Missouri casinos, and numerous other floating casino facilities in the Commission's jurisdiction, to preclude games of chance, subject to evidentiary hearings that were to be held if the licensees filed appeals to prove compliance with the Supreme Court's ruling. Prior to the Commission's action, Harrah's Missouri casinos and other licensees filed petitions in the Circuit Court of Cole County, Missouri, and succeeded in having the Court issue an order restraining the Commission from taking any such disciplinary action. The Commission has appealed to the Missouri Supreme Court to permit it to proceed with its intended actions. The Supreme Court has not indicated when it will hear the appeal. Harrah's Missouri casinos have also filed suit seeking declaratory judgment that its gaming facilities meet the state constitutional mandates as established by the Missouri Supreme Court. Management is unable to predict at this time the final outcome of this matter or whether that outcome could materially affect the Company's results of operations, cash flows or financial position of its Missouri casinos.

NOTE 8--AGREEMENT TO ACQUIRE SHOWBOAT, INC.

    During December 1997, Harrah's and Showboat, Inc. ("Showboat") entered into a definitive agreement whereby Harrah's agreed to acquire Showboat for $30.75 per share in an all-cash transaction valued at $519 million (net of options proceeds), and assume $635 million in Showboat debt. The transaction is expect to be completed during second quarter 1998, subject to various conditions including regulatory approvals, Showboat stockholder approval and other third party approvals.

                                                                     SCHEDULE II

                          HARRAH'S ENTERTAINMENT, INC.

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                                                  COLUMN C
                                                                             -------------------
                                                                 COLUMN B         ADDITIONS
                                                                 ---------   -------------------    COLUMN D      COLUMN E
                                                                  BALANCE    CHARGED               ----------     ---------
                           COLUMN A                                 AT       TO COSTS   CHARGED    DEDUCTIONS      BALANCE
---------------------------------------------------------------  BEGINNING     AND      TO OTHER      FROM        AT CLOSE
                          DESCRIPTION                            OF PERIOD   EXPENSES   ACCOUNTS    RESERVES      OF PERIOD
---------------------------------------------------------------  ---------   --------   --------   ----------     ---------
YEAR ENDED DECEMBER 31, 1997
Allowance for doubtful accounts
  Current......................................................   $14,064    $  5,332    $   27     $ (7,961)(A)   $11,462
                                                                 ---------   --------   --------   ----------     ---------
                                                                 ---------   --------   --------   ----------     ---------
  Long-term....................................................   $ 4,628    $  1,118    $    -     $  4,675       $10,421
                                                                 ---------   --------   --------   ----------     ---------
                                                                 ---------   --------   --------   ----------     ---------
Reserve for debtor-in-possession loans to nonconsolidated
  subsidiary...................................................   $     -    $ 13,000         -            -       $13,000
                                                                 ---------   --------   --------   ----------     ---------
                                                                 ---------   --------   --------   ----------     ---------
Reserve for impairment of long-lived assets....................   $33,369    $      -    $    -     $      -       $33,369
                                                                 ---------   --------   --------   ----------     ---------
                                                                 ---------   --------   --------   ----------     ---------
Reserve for contingent liability exposure......................   $ 9,481    $      -    $    -     $ (4,675)      $ 4,806
                                                                 ---------   --------   --------   ----------     ---------
                                                                 ---------   --------   --------   ----------     ---------
Insurance allowances and reserves..............................   $49,590    $ 54,198    $    -     $(56,918)      $46,870
                                                                 ---------   --------   --------   ----------     ---------
                                                                 ---------   --------   --------   ----------     ---------
YEAR ENDED DECEMBER 31, 1996
Allowance for doubtful accounts
  Current......................................................   $10,910    $  7,814    $    -     $ (4,660)(A)   $14,064
                                                                 ---------   --------   --------   ----------     ---------
                                                                 ---------   --------   --------   ----------     ---------
  Long-term....................................................   $    75    $      -    $    -     $  4,553       $ 4,628
                                                                 ---------   --------   --------   ----------     ---------
                                                                 ---------   --------   --------   ----------     ---------
Reserve for impairment of long-lived assets....................   $     -    $ 33,369    $    -     $      -       $33,369
                                                                 ---------   --------   --------   ----------     ---------
                                                                 ---------   --------   --------   ----------     ---------
Reserve for contingent liability exposure......................   $     -    $ 14,034    $    -     $ (4,553)      $ 9,481
                                                                 ---------   --------   --------   ----------     ---------
                                                                 ---------   --------   --------   ----------     ---------
Insurance allowances and reserves..............................   $49,821    $ 39,829    $    -     $(40,060)      $49,590
                                                                 ---------   --------   --------   ----------     ---------
                                                                 ---------   --------   --------   ----------     ---------
YEAR ENDED DECEMBER 31, 1995
Allowance for doubtful accounts
  Current......................................................   $ 9,551    $  5,910    $    -     $ (4,551)(A)   $10,910
                                                                 ---------   --------   --------   ----------     ---------
                                                                 ---------   --------   --------   ----------     ---------
  Long-term....................................................   $    75    $      -    $    -     $      -       $    75
                                                                 ---------   --------   --------   ----------     ---------
                                                                 ---------   --------   --------   ----------     ---------
Allowance for losses on property dispositions..................   $11,231    $      -    $    -     $(11,231)(B)   $     -
                                                                 ---------   --------   --------   ----------     ---------
                                                                 ---------   --------   --------   ----------     ---------
Insurance allowances and reserves..............................   $49,448    $ 40,412    $    -     $(40,039)      $49,821
                                                                 ---------   --------   --------   ----------     ---------
                                                                 ---------   --------   --------   ----------     ---------

------------------------

(A) Uncollectible accounts written off, net of amounts recovered.

(B) Reduction of reserve due to disposition of subject property.

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

    As independent public accountants, we hereby consent to the incorporation of our report dated February 3, 1998, included in this Form 10-K for the year ended December 31, 1997, into the Company's previously filed Registration Statements File Nos. 33-32863, 33-32864, 33-32865, 33-59991, 33-59969, 33-59975 and
33-59971.

                                        ARTHUR ANDERSEN LLP

Memphis, Tennessee,
March 9, 1998.