Form 10-Q
period 1998-03-31
HARRAHS ENTERTAINMENT INC
filed 1998-05-14
CIK 858339

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
       ENDED MARCH 31, 1998
                                  OR

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

                          Yes      X          No
                              ----------        ----------

    At March 31, 1998, there were outstanding 101,099,242 shares of the Company's Common Stock.


                                   Page 1 of 48
                              Exhibit Index Page 43

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------
                          ITEM 1. FINANCIAL STATEMENTS
                          ----------------------------


    The accompanying unaudited Consolidated Condensed Financial Statements of Harrah's Entertainment, Inc. ("Harrah's" or the "Company"), a Delaware corporation, have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's 1997 Annual Report to Stockholders.

                          HARRAH'S ENTERTAINMENT, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

(In thousands, except share amounts)


                                                                       March 31,     Dec. 31,
                                                                            1998         1997
                                                                       ---------  -----------


ASSETS
Current assets
  Cash and cash equivalents                                            $ 115,588  $ 116,443
  Receivables, less allowance for doubtful accounts of $12,110 and
    $11,462                                                               43,276     43,767
  Deferred income tax benefit                                             16,426     17,436
  Prepayments and other                                                   25,302     21,653
  Inventories                                                             12,122     13,011
                                                                       ---------  ---------
      Total current assets                                               212,714    212,310
                                                                       ---------  ---------
Land, buildings, riverboats and equipment                              2,184,213  2,153,340
Less: accumulated depreciation                                          (705,161)  (675,286)
                                                                       ---------  ---------
                                                                       1,479,052  1,478,054

Investments in and advances to nonconsolidated affiliates                155,445    152,401
Deferred costs, notes receivable and other                               192,265    162,741
                                                                       ---------  ---------
                                                                      $2,039,476 $2,005,506
                                                                       ---------  ---------
                                                                       ---------  ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                     $  38,922  $  45,233
  Construction payables                                                      125      7,186
  Accrued expenses                                                       161,692    156,694
  Current portion of long-term debt                                        1,236      1,837
                                                                       ---------  ---------
      Total current liabilities                                          201,975    210,950

Long-term debt                                                           938,546    924,397
Deferred credits and other                                                98,799     98,177
Deferred income taxes                                                     23,091     22,361
                                                                       ---------  ---------
                                                                       1,262,411  1,255,885
                                                                       ---------  ---------
Minority interests                                                        14,593     14,118
                                                                       ---------  ---------
Commitments and contingencies (Notes 3, 5, 6, 7 and 9)

Stockholders' equity
  Common stock, $0.10 par value, authorized 360,000,000 shares, outstanding 101,099,242 and 101,035,898 shares (net of 3,005,495
    and 3,001,568 shares held in treasury)                                10,110     10,104
  Capital surplus                                                        390,015    388,925
  Retained earnings                                                      372,622    349,386
  Accumulated other comprehensive income                                   4,223      2,884
  Deferred compensation related to restricted stock                      (14,498)   (15,796)
                                                                       ---------  ---------
                                                                         762,472    735,503
                                                                       ---------  ---------
                                                                      $2,039,476 $2,005,506
                                                                       ---------  ---------
                                                                       ---------  ---------

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)



(In thousands, except per share                                                              First Quarter Ended
 amounts)                                                                                   ----------------------
                                                                                            March 31,   March 31,
                                                                                               1998        1997
                                                                                            ----------  ----------
Revenues
  Casino                                                                                    $  342,896  $  313,825
  Food and beverage                                                                             49,725      45,691
  Rooms                                                                                         32,078      26,700
  Management fees                                                                               10,177       5,606
  Other                                                                                         17,665      16,512
  Less: casino promotional allowances                                                          (38,094)    (34,235)
                                                                                            ----------  ----------
      Total revenues                                                                           414,447     374,099
                                                                                            ----------  ----------
Operating expenses
  Direct
    Casino                                                                                     176,238     165,152
    Food and beverage                                                                           25,545      22,805
    Rooms                                                                                        9,610       8,554
  Depreciation of buildings, riverboats and equipment                                           29,480      24,582
  Development costs                                                                              1,838       1,956
  Project opening costs                                                                          2,654       7,466
  Other                                                                                        100,649      87,098
                                                                                            ----------  ----------
      Total operating expenses                                                                 346,014     317,613
                                                                                            ----------  ----------
        Operating profit                                                                        68,433      56,486

  Corporate expense                                                                             (6,650)     (7,592)
  Equity in losses of nonconsolidated affiliates                                                (2,791)     (2,148)
  Venture restructuring costs                                                                     (926)     (1,455)
                                                                                            ----------  ----------
Income from operations                                                                          58,066      45,291
Interest expense, net of interest capitalized                                                  (19,326)    (17,815)
Other income, including interest income                                                          4,130       3,106
                                                                                            ----------  ----------
Income before income taxes and minority interests                                               42,870      30,582
Provision for income taxes                                                                     (15,921)    (11,647)
Minority interests                                                                              (2,046)     (1,824)
                                                                                            ----------  ----------
Income before extraordinary loss                                                                24,903      17,111
Extraordinary loss, net of income tax benefit of $724                                           (1,667)     --
                                                                                            ----------  ----------
Net income                                                                                  $   23,236  $   17,111
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                          HARRAH'S ENTERTAINMENT, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

Earnings per share-basic
  Income before extraordinary loss                                                          $     0.25  $     0.17
  Extraordinary loss, net                                                                        (0.02)         --
                                                                                            ----------  ----------
      Net income                                                                            $     0.23  $     0.17
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Earnings per share-diluted
  Income before extraordinary loss                                                          $     0.25  $     0.17
  Extraordinary loss, net                                                                        (0.02)         --
                                                                                            ----------  ----------
      Net income                                                                            $     0.23  $     0.17
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Average common shares outstanding                                                              100,133     101,624
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Average common and common equivalent shares outstanding                                        101,200     102,169
                                                                                            ----------  ----------
                                                                                            ----------  ----------

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

(In thousands)                                                                               First Quarter Ended
                                                                                            ----------------------
                                                                                            March 31,   March 31,
                                                                                                 1998        1997
                                                                                            ----------  ----------

Cash flows from operating activities
  Net income                                                                                $   23,236  $   17,111
  Adjustments to reconcile net income to cash flows from operating activities
    Extraordinary loss, before income taxes                                                      2,391          --
    Depreciation and amortization                                                               33,272      28,010
    Other noncash items                                                                          7,034       5,766
    Minority interests' share of income                                                          2,046       1,824
    Equity in losses of nonconsolidated affiliates                                               2,791       2,148
    Net gains from asset sales                                                                     (19)       (943)
    Net change in long-term accounts                                                            (9,680)      2,088
    Net change in working capital accounts                                                      (8,628)     15,281
                                                                                            ----------  ----------
      Cash flows provided by operating activities                                               52,443      71,285
                                                                                            ----------  ----------
Cash flows from investing activities
  Land, buildings, riverboats and equipment additions                                          (29,202)    (65,806)
  Decrease in construction payables                                                             (7,061)     (6,388)
  Proceeds from asset sales                                                                         50       2,846
  Investments in and advances to nonconsolidated affiliates                                     (6,316)    (27,039)
  Increase in notes receivable                                                                 (22,908)         --
  Other                                                                                            144        (886)
                                                                                            ----------  ----------
      Cash flows used in investing activities                                                  (65,293)    (97,273)
                                                                                            ----------  ----------
Cash flows from financing activities
  Net borrowings under Revolving Credit Facility                                                14,499      48,997
  Scheduled debt retirements                                                                      (933)       (902)
  Purchases of treasury stock                                                                       --     (22,790)
  Minority interests' distributions, net of contributions                                       (1,571)     (1,776)
                                                                                            ----------  ----------
      Cash flows provided by financing activities                                               11,995      23,529
                                                                                            ----------  ----------
Net decrease in cash and cash equivalents                                                         (855)     (2,459)
Cash and cash equivalents, beginning of period                                                 116,443     105,594
                                                                                            ----------  ----------
Cash and cash equivalents, end of period                                                    $  115,588  $  103,135
                                                                                            ----------  ----------
                                                                                            ----------  ----------

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (UNAUDITED)

Note 1 - Basis of Presentation and Organization
-----------------------------------------------

    Harrah's Entertainment, Inc. ("Harrah's" or the "Company" and including its subsidiaries where the context requires), a Delaware corporation, is one of America's leading casino companies. Harrah's casino entertainment facilities include casino hotels in all five major Nevada and New Jersey gaming markets:
Reno, Lake Tahoe, Las Vegas and Laughlin, Nevada; and Atlantic City, New Jersey. Harrah's riverboat and dockside casinos are in Joliet, Illinois; Shreveport, Louisiana; Tunica and Vicksburg, Mississippi; and North Kansas City and St. Louis, Missouri. Harrah's manages casinos on Indian lands near Phoenix, Arizona; Seattle, Washington; Cherokee, North Carolina; and Topeka, Kansas. Harrah's also manages a casino in Auckland, New Zealand, under terms of an agreement expected to be terminated in June 1998.

    During December 1997, the Company announced the planned acquisition of Showboat, Inc. ("Showboat") (See Note 9).

Note 2 - Stockholders' Equity
-----------------------------

    In addition to its common stock, Harrah's has the following classes of stock authorized but unissued:

    Preferred stock, $100 par value, 150,000 shares authorized
    Special stock, $1.125 par value, 5,000,000 shares authorized -
     Series A Special Stock, 2,000,000 shares designated

Note 3 - Long-Term Debt
-----------------------
Revolving Credit Facilities
---------------------------

    As of March 31, 1998, Harrah's bank financing consisted of a $950 million reducing revolving and letter of credit facility maturing July 31, 2000, and a separate $150 million revolving credit facility, renewable annually at the lenders option through the July 31, 2000, maturity date (collectively, the "Facility"). Of the $1.1 billion total borrowing capacity available to the Company under the Facility, there is a sub-limit of $50 million for letters of credit. Scheduled reductions of the borrowing

                          HARRAH'S ENTERTAINMENT, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (UNAUDITED)

Note 3 - Long-Term Debt (Continued)
-----------------------------------


capacity available under the $950 million facility are as follows: $50 million, July 1998; $75 million, January 1999; $75 million, July 1999; $100 million, January 2000, and $650 million, July 2000. On April 1, 1998, the Facility was amended and restated, increasing the $950 million facility to $1.95 billion, which increases total borrowing capacity to $2.1 billion. Scheduled reductions of the borrowing capacity remain unchanged except that the scheduled reduction for July 2000 increases from $650 million to $1.65 billion.

    As of March 31, 1998, Harrah's borrowings under the Facility were $735.0 million and an additional $28.6 million was committed to back certain letters of credit. After consideration of these borrowings and the increase in borrowing capacity available to the Company due to the April 1 amendment, $1.3 billion of the Facility, as amended and restated, was available to Harrah's. However, pursuant to the terms of the amended and restated Facility, $1 billion of the available capacity is restricted as to its use:
$800 million is only available to fund the Showboat acquisition and related refinancing transactions and $200 million may only be used to retire the Company's 8 3/4% Notes.

Interest Rate Agreements
------------------------

    To manage the relative mix of its debt between fixed and variable rate instruments, Harrah's enters into interest rate swap agreements to modify the interest characteristics of its outstanding debt without an exchange of the underlying principal amount. At March 31, 1998, Harrah's was a party to the following interest rate swap agreements pursuant to which it pays a variable interest rate in exchange for receiving a fixed interest rate. The average variable rate paid by Harrah's was 5.8% at March 31, 1998, and the average fixed interest rate received was 5.4%. The impact of these interest rate swap agreements on the effective interest rates of the associated debt was as follows:

                          HARRAH'S ENTERTAINMENT, INC.
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1998
                                   (UNAUDITED)

Note 3 - Long-Term Debt (Continued)
----------------------------------

                                      Effective
                    Swap              Rate at
Associated          Rate              March 31,
Debt                (LIBOR+)          1998              Swap Maturity
---------------  -------------      -------------       -------------
8 3/4% Notes
  $50 million           3.42%          9.45%            May 15, 1998
  $50 million           3.22%          8.85%            July 15, 1998


    Harrah's also maintains six additional interest rate swap agreements to effectively convert a total of $300 million in variable rate debt to a fixed rate. Pursuant to the terms of these swaps, all of which reset quarterly, Harrah's receives variable payments tied to LIBOR in exchange for its payments at a fixed interest rate. The fixed rates to be paid by Harrah's and variable rates to be received by Harrah's are summarized in the following table:


                                         Swap Rate
                            Swap Rate    Received
                            Paid         (Variable) at
Notional Amount             (Fixed)      March 31, 1998    Swap Maturity
----------------          -----------    --------------    --------------
$50 million                  6.985%       5.688%           March 2000
$50 million                  6.951%       5.688%           March 2000
$50 million                  6.945%       5.688%           March 2000
$50 million                  6.651%       5.625%           May 2000
$50 million                  5.788%       5.688%           June 2000
$50 million                  5.785%       5.688%           June 2000

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

                          HARRAH'S ENTERTAINMENT, INC.
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1998
                                   (UNAUDITED)


Note 3 - Long-Term Debt (Continued)
----------------------------------

    On April 1, 1998, Harrah's announced that its principal operating subsidiary, Harrah's Operating Company, Inc. ("HOC"), had called for redemption on May 1, 1998, all $200 million of its 8 3/4% Senior Subordinated Notes due 2000. The call price is 102.0% of the principal amount plus accrued and unpaid interest through the redemption date. Harrah's retired the notes on May 1, 1998, using proceeds from its revolving bank credit facility.

Note 4 - Supplemental Disclosure of Cash Paid for Interest and Taxes
--------------------------------------------------------------------

    The following table reconciles Harrah's interest expense, net of interest capitalized, per the Consolidated Condensed Statements of Income, to cash paid for interest:

                                                                                      First Quarter Ended
                                                                                     March 31,    March 31,
                                                                                       1998         1997
(In thousands)                                                                     -----------  -----------

Interest expense, net of amount capitalized                                          $  19,326    $  17,815
Adjustments to reconcile to cash paid for interest:
  Net change in accruals                                                                 4,567       (5,252)
  Amortization of deferred finance changes                                                (649)        (797)
  Net amortization of discounts and premiums                                                (2)          (3)
                                                                                    -----------  -----------
Cash paid for interest, net of amount capitalized                                    $  23,242    $  11,763
                                                                                    -----------  -----------
                                                                                    -----------  -----------
Cash refunds of income taxes, net of payments                                        $    (219)   $  (1,343)
                                                                                    -----------  -----------
                                                                                    -----------  -----------

Note 5 - Commitments and Contingent Liabilities
-----------------------------------------------
Contractual Commitments
-----------------------

    Harrah's is pursuing additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties, guarantees by Harrah's of third party debt and development completion guarantees. As of March 31, 1998,

                          HARRAH'S ENTERTAINMENT, INC.
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1998
                                   (UNAUDITED)

Note 5 - Commitments and Contingent Liabilities (Continued)
-----------------------------------------------------------

Harrah's had guaranteed third party loans and leases of $133 million, which are secured by certain assets, and had commitments of $57 million, primarily construction-related.

    The agreements under which Harrah's manages casinos on Indian lands contain provisions required by law which provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled payments of borrowings for development costs. In the event that insufficient cash flow is generated by the operations to fund this payment, Harrah's must pay the shortfall to the tribe. Such advances, if any, would be repaid to Harrah's in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. As of March 31, 1998, the aggregate monthly commitment pursuant to these contracts, which extend for periods of up to 57 months from March 31, 1998, was $1.2 million.

    See Note 7 for discussion of the proposed completion guarantees related to development of the New Orleans' casino.

Severance Agreements
--------------------

    As of March 31, 1998, Harrah's has severance agreements with 41 of its senior executives, which provide for payments to the executives in the event of their termination after a change in control, as defined. These agreements provide, among other things, for a compensation payment of 1.5 or 3.0 times the executive's average annual compensation, as defined, as well as for accelerated payment or accelerated vesting of any compensation or awards payable to the executive under any of Harrah's incentive plans. The estimated amount, computed as of March 31, 1998, that would be payable under the agreements to these executives based on earnings and stock options aggregated approximately $54.2 million.

                          HARRAH'S ENTERTAINMENT, INC.
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1998
                                   (UNAUDITED)

Note 5 - Commitments and Contingent Liabilities (Continued)
-----------------------------------------------------------
Guarantee of Insurance Contract
-------------------------------

    Harrah's has guaranteed the value of a guaranteed investment contract with an insurance company held by Harrah's defined contribution savings plan. Harrah's has also agreed to provide non-interest-bearing loans to the plan to fund, on an interim basis, withdrawals from this contract by retired or terminated employees. Harrah's maximum exposure on this guarantee as of March 31, 1998, was $6.0 million.

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

Note 6 - Litigation
-------------------

    Harrah's and certain of its subsidiaries have been named as defendants in a number of lawsuits arising from the suspension of development of a land-based casino, and the closing of the temporary gaming facility, in New Orleans, Louisiana, by Harrah's Jazz Company, a partnership in which the Company owns an approximate 47% interest and which has filed for protection under Chapter 11 of the U.S. Bankruptcy Code (see Note 7). The

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1998
                                  (UNAUDITED)

Note 6 - Litigation (Continued)
-------------------------------

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

    On November 25, 1997, the Missouri Supreme Court issued a ruling that defined the state constitutional requirements for floating casino facilities in artificial basins. Subsequently, the Missouri Gaming Commission (the "Commission") attempted to issue disciplinary resolutions that effectively would have amended the gaming licenses of the Company's Missouri casinos, and numerous other floating casino facilities in the Commission's jurisdiction, to preclude games of chance, subject to evidentiary hearings that were to be held if the licensees filed appeals to prove compliance with the Supreme Court's ruling. Prior to the Commission's action, Harrah's and other licensees filed petitions in the Circuit Court of Cole County, Missouri, and succeeded in having the Court issue an order restraining the Commission from taking any such disciplinary action. The Commission has appealed to the Missouri Supreme Court to permit it to proceed with its intended actions. The Supreme Court will hear the appeal in May 1998, but the Circuit Court order restraining the Commission remains in effect pending the Supreme Court's decision on the appeal. Harrah's has also filed suit seeking declaratory judgment that its gaming facilities meet the state constitutional mandates as established by the Missouri Supreme Court. Management is unable to predict at this time the final outcome of this matter or whether that outcome could materially affect the Company's results of operations, cash flows or financial position of its Missouri casinos.

    In addition to the matters described above, Harrah's is involved in various inquiries, administrative proceedings and litigation relating to contracts, sales of property and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management believes that the final outcome of these matters will not have a material adverse effect upon Harrah's consolidated financial position or its results of operations.

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1998
                                  (UNAUDITED)

Note 7 - Nonconsolidated Affiliates
-----------------------------------
Harrah's Jazz Company
---------------------

    A subsidiary of the Company owns an approximate 47% interest in Harrah's Jazz Company ("Jazz"), a partnership formed for purposes of developing, owning and operating the exclusive land-based casino entertainment facility (the "Rivergate Casino") in New Orleans, Louisiana, on the site of the former Rivergate Convention Center. In November 1995, Jazz and its wholly-owned subsidiary, Harrah's Jazz Finance Corp., filed petitions for relief under Chapter 11 of the Bankruptcy Code. Jazz filed a plan of reorganization with the Bankruptcy Court in April 1996 and filed several subsequent amendments to the plan (the "Plan"). In April 1997, the Bankruptcy Court confirmed and approved the Plan.

    In November 1997, January 1998 and April 1998, the Bankruptcy court approved modifications to the confirmed Plan. This most recent plan, which is supported by, among others, the Governor of Louisiana and the Mayor of New Orleans, contemplates that a newly formed limited liability company, Jazz Casino Company, L.L.C. ("JCC"), would be responsible for completing construction of the Rivergate Casino, a subsidiary of the Company would receive approximately 40% of the equity in JCC's parent, and the Company would, among other things, manage the casino pursuant to an amended management agreement, make a $75 million equity investment in the project
(less any debtor-in-possession financing provided to the project), guarantee initially JCC's $100 million annual payment under the casino operating contract to the State of Louisiana gaming board (the "State Guarantee"), guarantee up to $154 million of a JCC bank credit facility of up to $224 million, guarantee to the State, City, banks and bondholders completion and opening of the Rivergate Casino within 12 months from the consummation of the plan (subject to force majeure) and make a $10 million subordinated loan to JCC to finance the Rivergate Casino. With respect to the State Guarantee, the Company would be obligated to guarantee JCC's first $100 million annual payment obligation and, if certain cash flow tests and other conditions are satisfied each year, to renew the guarantee each year for a maximum term of approximately five years. The Company's obligations under the guarantee for the first year or any succeeding year would be limited to a guarantee of the $100 million payment obligation of JCC for the year in which the guarantee is in effect and would be secured by a first priority lien on JCC's assets.
JCC's payment obligation would be

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1998
                                   (UNAUDITED)

Note 7 - Nonconsolidated Affiliates (Continued)
-----------------------------------------------

$100 million at the commencement of each twelve month period under the casino operating contract and would decline on a daily basis by 1/365 of $100 million to the extent payments are made each day by JCC to Louisiana's gaming board.

    Final consummation of the plan is subject to or otherwise depends on numerous approvals and determinations, including approval from the Company's Board of Directors, the City of New Orleans City Council, and others, and a judicial determination by the Louisiana Supreme Court that the State of Louisiana gaming board is authorized to approve and execute the casino operating contract without the approval of the Louisiana State Legislature.
The Louisiana Supreme Court is expected to determine this issue before the end of May 1998. Assuming a favorable Louisiana Supreme Court judicial determination, final consummation of the plan also depends on there being no action by the Louisiana State Legislature which infringes upon such authorization of the State of Louisiana gaming board or otherwise adversely affects the project. The Legislature will be in session until June 10, 1998, and then adjourn until the spring of 1999. There can be no assurance that these approvals and determinations will be obtained and adverse legislative developments will not occur and that such plan will be consummated.

    During the course of the bankruptcy of Jazz, a subsidiary of the Company has made debtor-in-possession loans to Jazz, totaling approximately $36.3 million as of March 31, 1998, to fund certain payments to the City of New Orleans and other cash requirements of Jazz. The Company has committed to provide up to $40 million in debtor-in-possession loans to Jazz, conditioned upon Jazz meeting certain milestones in the bankruptcy. Such committed debtor-in-possession financing is not expected to be sufficient for Jazz to consummate the plan. The approval of the Company's Board of Directors will be necessary for the Company to provide any debtor-in-possession financing in excess of $40 million.

                          HARRAH'S ENTERTAINMENT, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1998
                                  (UNAUDITED)

Note 7 - Nonconsolidated Affiliates (Continued)
-----------------------------------------------

Other
-----

    Summarized balance sheet and income statement information of nonconsolidated gaming affiliates, including Jazz, which Harrah's accounted for using the equity method, as of March 31, 1998 and December 31, 1997, and for the first quarters ended March 31, 1998 and 1997 is included in the following tables.

(In Thousands)                                                           March 31,    Dec. 31,
                                                                              1998        1997
                                                                        ----------  ----------
Combined Summarized Balance Sheet Information
  Current assets                                                        $   18,563  $   18,937
  Land, buildings and equipment, net                                       380,022     379,147
  Other assets                                                             180,084     179,976
                                                                        ----------  ----------
    Total assets                                                           578,669     578,060
                                                                        ----------  ----------
Current liabilities                                                        106,311     108,406
Long-term debt                                                             471,391     467,970
                                                                        ----------  ----------
  Total liabilities                                                        577,702     576,376
                                                                        ----------  ----------
    Net assets                                                          $      967  $    1,684
                                                                        ----------  ----------
                                                                        ----------  ----------

                                       First Quarter Ended
                                      March 31,   March 31,
                                           1998        1997
                                      ----------  ----------
(In thousands)
Combined Summarized Statements of
Operations
  Revenues                            $    4,719  $    7,704
                                      ----------  ----------
                                      ----------  ----------
  Operating loss                      $   (8,821) $   (8,014)
                                      ----------  ----------
                                      ----------  ----------
  Net loss                            $   (6,567) $   (6,382)
                                      ----------  ----------
                                      ----------  ----------

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1998
                                  (UNAUDITED)

Note 7 - Nonconsolidated Affiliates (Continued)
-----------------------------------------------

    Harrah's share of nonconsolidated affiliates' combined net operating results are reflected in the accompanying Consolidated Condensed Statements of Income as Equity in income (losses) of nonconsolidated affiliates. Harrah's first quarter 1998 financial results include its share of an extraordinary loss recognized by a nonconsolidated affiliate due to that entity's reorganization and refinancing of its debt.

     Harrah's investments in and advances to nonconsolidated affiliates are reflected in the accompanying Consolidated Condensed Balance Sheets as follows:

                                                                                            March 31,    Dec. 31,
                                                                                               1998        1997
                                                                                            ----------  ----------
(In thousands)
Harrah's investments in and advances to nonconsolidated affiliates
  Accounted for under the equity method                                                     $  132,898  $  132,049
  Equity securities available-for-sale and recorded at market value                             22,547      20,352
                                                                                            ----------  ----------
                                                                                            $  155,445  $  152,401
                                                                                            ----------  ----------
                                                                                            ----------  ----------

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

Note 8 - Comprehensive Income
-----------------------------

    Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the Company's financial statements. As defined in SFAS No. 130, comprehensive income consists of all changes, including net income, in the Company's equity during a period, except those

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1998
                                  (UNAUDITED)


Note 8 - Comprehensive Income (Continued)
-----------------------------------------

resulting from investments by or distributions to the Company's stockholders. The provisions of SFAS No. 130 are effective for years beginning after December 31, 1997, and its provisions must be adopted for interim periods in the year of adoption.

    Harrah's total comprehensive income for the current and prior years are as follows:

                                                                           First Quarter Ended
                                                                          March 31,    March 31,
                                                                               1998         1997
                                                                         -----------  -----------
(In thousands)
Net income                                                                $  23,236    $  17,111
Other comprehensive income
  Unrealized gains (losses) on marketable equity securities                   2,195      (25,526)
  Tax (provision) expense                                                      (856)       9,955
                                                                         -----------  -----------
                                                                              1,339      (15,571)
                                                                         -----------  -----------
Total comprehensive income                                                $  24,575    $   1,540
                                                                         -----------  -----------
                                                                         -----------  -----------

Note 9 - Showboat Acquisition Activities
----------------------------------------

     On April 23, 1998, the stockholders of Showboat approved the planned acquisition of Showboat by Harrah's. Upon receipt of Australian regulatory approval and satisfaction of other conditions specified in the merger agreement between Showboat and Harrah's, closing of the acquisition transaction is expected in May 1998.

     In conjunction with its acquisition of Showboat, on May 13, 1998, the Company commenced a fixed spread cash tender offer for all of Showboat's outstanding 9 1/4% First Mortgage Bonds due 2008 and 13% Senior Subordinated Notes due 2009 (collectively, "the Notes"). Concurrently with the tender offer, Harrah's is soliciting consents from the holders of the Notes to amend the respective Indentures governing each of the Notes to eliminate or modify substantially all of the negative covenants, certain events of default, and to make certain other changes to the Indentures. The tender offer is scheduled to expire on June 10, 1998, unless extended. The tender offer and consent solicitation are conditioned upon, among other things, consummation of the acquisition of Showboat by Harrah's and the receipt of tenders and consents from not less than a majority in aggregate principal amount outstanding of each series of Notes.

Item 2. Management's Discussion and Analysis of Financial
----------------------------------------------------------
           Condition and Results of Operations
           -----------------------------------

    The following discussion and analysis of the financial position and operating results of Harrah's Entertainment, Inc., (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as "Harrah's" or the "Company,") for first the quarter of 1998 and 1997 updates, and should be read in conjunction with, Management's Discussion and Analysis of Financial Position and Results of Operations presented in Harrah's 1997 Annual Report.

RESULTS OF OPERATIONS
---------------------
OVERALL
-------

    Harrah's is beginning to see results of strategic actions taken in 1997. Measurable increases in cross-market play reflect the success of Harrah's industry-leading Total Gold player reward and recognition card, coupled with enhanced database marketing capabilities enabling the Company to better target promotions and offers to the appropriate customer segments.

                                                             First Quarter       Percentage
                                                          --------------------    Increase
(in millions, except                                        1998       1997      (Decrease)
earnings per share)                                       ---------  ---------  -------------


Revenues                                                  $   414.4  $   374.1         10.8%
Operating profit                                               68.4       56.5         21.2%
Income from operations                                         58.1       45.3         28.3%
Income before extraordinary loss                               24.9       17.1         45.5%
Net income                                                     23.2       17.1         35.7%
Earnings per share--diluted
  Before extraordinary loss                                    0.25       0.17         47.1%
  Net income                                                   0.23       0.17         35.3%
Operating margin                                               14.0%      12.1%         1.9pts

    Harrah's posted record revenues for first quarter of $414.4 million, a 10.8% increase over first quarter 1997. The newly refurbished Harrah's Las Vegas led this increase with a 50% increase in revenues, coupled with a full-quarter's revenue contribution by Harrah's St. Louis-Riverport, which opened in March 1997, and the addition of management fees from two recently opened Harrah's-brand casinos on Indian lands. These factors also contributed to increased operating income, net income and earnings per share over prior year.

    In addition to the Company's improved operating results, progress continued during the quarter on the planned acquisition of Showboat, Inc. ("Showboat"). A significant step in this process was completed subsequent to the end of first quarter 1998 when Showboat's stockholders approved and adopted the merger with Harrah's at their April 23, 1998 meeting. Upon receipt of certain regulatory approvals and satisfaction of other conditions specified in the Merger Agreement between Showboat and Harrah's, closing is expected in May 1998.

    The approval by Showboat's stockholders followed the April 1, 1998, closing on Harrah's amended and restated bank credit facility, giving the Company the largest bank credit facility in the casino entertainment industry at $2.1 billion. This expanded facility provides the borrowing capacity necessary to fund the Showboat acquisition and related refinancing transactions, as well as the capacity to retire Harrah's 8 3/4% Notes (see Debt and Liquidity--Early Extinguishment of Debt).

DIVISION OPERATING RESULTS AND DEVELOPMENT PLANS
------------------------------------------------
Riverboat Division
------------------

                                                             First Quarter       Percentage
                                                          --------------------    Increase
(in millions)                                                1998       1997      (Decrease)
                                                          ---------  ---------  -------------

Casino revenues                                           $   160.1  $   148.0          8.2%
Total revenues                                                170.3      157.3          8.3%
Operating profit                                               35.6       29.2         21.9%
Operating margin                                               20.9%      18.6%         2.3pts

    Revenues and operating profit for the Division increased for first quarter 1998 over the comparable prior year period. 1998 included a full quarter of operations for Harrah's St. Louis-Riverport, which opened in March 1997. During first quarter 1997, Harrah's operated a second property in the Tunica, Mississippi market, which was closed in second quarter 1997. Harrah's operating results in most riverboat markets in which it competes have stabilized and are beginning to show improvements.

Illinois
--------

    Revenues declined 4.1% at Harrah's Joliet compared to the first quarter of 1997 due to increased competition from the riverboat casinos in neighboring Indiana. Operating profit, however, increased 14.3% and operating margin increased 5 percentage points compared to the same period last year due to operating adjustments, including a modification of the cruising schedule, and efficiencies which have helped stabilize results at Harrah's Joliet.
During first quarter 1998 construction was completed on a climate-controlled walkway joining Harrah's Joliet's self-parking garage to its pavilion, and a new VIP lounge was opened. Harrah's continues to evaluate the possible construction of a hotel at this property.

Louisiana
---------

    Harrah's Shreveport recorded record revenues and operating profit for first quarter 1998. Despite increased competition in the market over the past two years, this property remains a stable performer. Plans are underway to commence construction of expanded parking facilities at Harrah's Shreveport, and the Company is evaluating the possible expansion of the facilities to include a hotel and additional restaurant and meeting facilities. Any expansion project is subject to the receipt of necessary regulatory approvals.

Mississippi
-----------

    Combined first quarter revenues by Harrah's Mississippi properties declined from the prior year primarily due to the closure during second quarter 1997 of Harrah's original property in the Tunica market. Harrah's Vicksburg's operating profit increased 58.4% over first quarter 1997. Vicksburg's increases were partially offset by the impact of construction disruptions on operations during early first quarter at the Tunica property, as a result of a project to further enhance the property's offerings to meet the needs of the Company's target customers. The Company continues to explore its options for the original Tunica property.

Missouri
--------

    Harrah's North Kansas City's revenues for first quarter 1998 were a record, up more than 4.5% over the same period in 1997. Operating profit increased 24.5% over the same period last year. Despite the significant competitive capacity added to the market, Harrah's continues to lead the overall Kansas City market in profitability and most other measures of performance.

    Harrah's St. Louis-Riverport casino reported a first quarter 1998 operating profit of $2.2 million. The St. Louis-Riverport entertainment complex in Maryland Heights, Missouri, a suburb of St. Louis, opened on March 11, 1997. The facility includes four riverboat casinos, two of which are owned and operated by Harrah's, and shoreside facilities jointly-owned with another casino company. Harrah's pro-rata share of the operating losses of the shoreside facilities joint venture was $2.7 million for the quarter and is reported separately in the Consolidated Condensed Income Statement and included in Equity in losses of nonconsolidated subsidiaries (see Other Factors Affecting Net Income).

Atlantic City
-------------

                                                             First Quarter       Percentage
                                                          --------------------    Increase/
(in millions)                                               1998       1997      (Decrease)
                                                          ---------  ---------  -------------

Casino revenues                                           $    79.0  $    76.0          3.9%
Total revenues                                                 86.5       82.6          4.7%
Operating profit                                               17.1       14.9         14.7%
Operating margin                                               19.8%      18.0%         1.8pts

    Atlantic City achieved record revenues in first quarter 1998 and operating profit and margin increased over the same period last year. A new 416-room hotel tower opened in second quarter 1997 and contributed to substantial incremental room nights sold at the property during the quarter.

    In connection with its consideration of a further expansion of the Harrah's Atlantic City property, the Company continues to monitor the progress of efforts by other companies to develop new casino hotel projects in the Atlantic City Marina area.

Southern Nevada Division
------------------------

                                                             First Quarter       Percentage
                                                          --------------------    Increase/
(in millions)                                               1998       1997      (Decrease)
                                                          ---------  ---------  -------------

Casino revenues                                           $    57.9  $    43.7         32.5%
Total revenues                                                 85.0       64.6         31.6%
Operating profit                                               13.2       10.9         20.9%
Operating margin                                               15.5%      16.9%        (1.4)pts

    Record revenues in Southern Nevada for first quarter 1998 were driven by Harrah's Las Vegas where revenues were 50.2% over last year and a record high for that property. These results were driven by the success of the extensive renovation and expansion completed in fourth quarter 1997 and the positive impact of customer loyalty and cross-market customer benefits like Harrah's Total Gold program. The slight decline in operating margin reflects the additional depreciation associated with the extensive renovation and the difficulty in adjusting certain operating costs proportionately with the increased revenues. Harrah's Laughlin reported stable revenues and operating profit for the first quarter.

    No definitive plans have been announced related to Harrah's previously announced interest in the construction or acquisition of an additional Las Vegas property, and there is no assurance the Company will construct or acquire such a property.

Northern Nevada Division
------------------------

                                                             First Quarter       Percentage
                                                          --------------------    Increase/
(in millions)                                               1998       1997      (Decrease)
                                                          ---------  ---------  -------------

Casino revenues                                           $    45.9  $    46.1         (0.4)%
Total revenues                                                 61.5       61.2          0.5 %
Operating profit                                                3.8        5.2        (26.9)%
Operating margin                                                6.2%       8.5%        (2.3)pts

    In Northern Nevada, Harrah's matched the prior year's depressed revenues, but at a higher cost, particularly in Reno, where weather-related disruptions played havoc with access from primary feeder markets in Northern California. During the quarter, highways 50 and 80 into the Lake Tahoe and Reno markets from California experienced double the number of days in which the roads were either closed or where "chain control" was in effect, compared to the same period in 1997, in which there were also unusual, but not quite as severe, weather issues.

Managed Casinos-Indian Lands
----------------------------

    Harrah's Indian gaming and other managed results were led by the addition of management fees from newly opened tribal-owned casinos for the Eastern Band of Cherokee in Cherokee, North Carolina, which opened in November 1997, and the Prairie Band of Potawatomi north of Topeka, Kansas, which opened in January 1998.

    Harrah's has also previously announced agreements with other Indian tribes, which are in various stages of negotiation and are subject to certain conditions, including approval from appropriate government agencies. If the necessary approvals for these projects are received, Harrah's would likely guarantee the related bank financing for the projects, which could be significant.

    The agreements under which Harrah's manages casinos on Indian lands contain provisions required by law which provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs. In the event that insufficient cash flow is generated by the operations to fund this payment, Harrah's must pay the shortfall to the tribe. Such advances, if any, would be repaid to Harrah's in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. As of March 31, 1998, the aggregate monthly commitment pursuant to the contracts for the four Indian-owned facilities now open, which extend for periods of up to 57 months from March 31, 1998, was $1.2 million.

    See DEBT and LIQUIDITY section for further discussion of Harrah's guarantees of debt related to Indian projects.

Other Gaming Operations
-----------------------

    The Company manages for a fee the Sky City casino complex in Auckland, New Zealand. During second quarter 1997, Harrah's announced that Sky City Limited, owner of the Sky City facility, will buy out Harrah's management contract. Harrah's will continue to manage the facility under its fee agreement until June 30, 1998, when it will receive a termination fee computed in accordance with the terms of the contract.

During first quarter 1998, the Company launched the first brand advertising campaign by a casino company and introduced its new attraction strategy aimed at the Company's target customer segment. The planned cost of the brand advertising campaign is expected to be funded primarily by the displacement of advertising and marketing dollars spent by the individual properties in the past. First quarter 1998 costs for the campaign totaled approximately $4 million.


Other Factors Affecting Net Income
----------------------------------

                                                             First Quarter       Percentage
                                                          --------------------    Increase/
(Income) Expense                                            1998       1997      (Decrease)
(in millions)                                             ---------  ---------  -------------

Development costs                                         $     1.8  $     2.0         28.6%
Project opening costs                                           2.7        7.5        (64.0)%
Corporate expense                                               6.7        7.6        (12.4)%
Equity in losses of nonconsolidated affiliates                  2.8        2.1         29.9%
Project reorganization costs                                    0.9        1.5        (36.2)%
Interest expense, net                                          19.3       17.8          8.5%
Other income                                                   (4.1)      (3.1)        86.4%
Effective tax rate                                             37.1%      38.1%        (1.0)pt
Minority interests                                        $     2.0  $     1.8         12.2%
Extraordinary loss, net of income taxes                         1.7         --          N/M

    Project opening costs for first quarter 1998 include costs incurred in connection with renovation at Harrah's Tunica and the costs incurred in connection with an initiative to develop and implement the strategies and employee training programs designed to better focus the Company on serving its targeted customers. 1997 project opening costs related to the first quarter opening of Harrah's St. Louis-Riverport casino property.

    Corporate expense decreased 12.4% in first quarter 1998 from the prior year level due to cost savings and timing of incurrence of expenses as compared to the prior year.

    Equity in losses of nonconsolidated affiliates consists of losses from the St. Louis joint venture and from the Company's investment in an in-flight gaming company, partially offset by Harrah's share of income from a restaurant affiliate.

    Venture restructuring costs represent Harrah's costs, including legal fees, associated with the on-going development of a reorganization plan for the New Orleans casino (see Harrah's Jazz Company section).

    Interest expense increased in first quarter 1998 over 1997, primarily as a result of lower capitalized interest due to completion of major construction projects during 1997.

    Other income increased in first quarter 1998 due to higher interest income earned by the Company on the cash surrender value of certain life insurance policies.

    The effective tax rates for all periods are higher than the federal statutory rate primarily due to state income taxes. Minority interests reflects joint venture partner's share of income at a riverboat casino and decreased in 1998 from the prior year level as a result of lower earnings from that riverboat.

    The extraordinary loss reported in first quarter 1998 represents Harrah's share of an extraordinary loss recognized by a nonconsolidated affiliate due to its reorganization and refinancing of its debt.

HARRAH'S JAZZ COMPANY
---------------------
    For an update of the status of the efforts to reorganize Harrah's Jazz Company, which filed a petition for relief under Chapter 11 of the Bankruptcy Code on November 22, 1995, see Note 7 to the accompanying Consolidated Condensed Financial Statements.

CAPITAL SPENDING AND DEVELOPMENT SUMMARY
----------------------------------------

    In addition to the planned Showboat acquisition and the specific development and expansion projects discussed in the Division Operating Results and Development Plans section, Harrah's performs on-going refurbishment and maintenance at its casino entertainment facilities in order to maintain the Company's quality standards. Harrah's also continues to pursue development and acquisition opportunities for additional casino entertainment facilities that meet its strategic and return on investment criteria. Prior to the receipt of necessary regulatory approvals, the costs of pursuing development projects are expensed as incurred. Construction-related costs incurred after the receipt of necessary approvals are capitalized and depreciated over the estimated useful life of the resulting asset. Project opening costs are expensed as incurred.

    The Company's planned development projects, if they go forward, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. Cash needed to finance projects currently under development as well as additional projects being pursued by Harrah's are expected to be made available from operating cash flows, the Bank Facility (see Debt and Liquidity section), joint venture partners, specific project financing, guarantees by Harrah's of third party debt and, if necessary, additional Harrah's debt and/or equity offerings. Harrah's capital spending for the first three months of 1998 totaled approximately $58.3 million. Estimated total capital expenditures for 1998 are expected to be between $150 million and $180 million, excluding the planned purchase of Showboat, the possible purchase or construction of a second Las Vegas property and the possible second phase of Harrah's Atlantic City expansion.

DEBT AND LIQUIDITY
------------------

Bank Facility
-------------

    As of March 31, 1998, $735.0 million in borrowings were outstanding under the Company's revolving credit facility (the "Bank Facility"), with an additional $28.6 million committed to back letters of credit. The amended and restated bank credit facility dated April 1, 1998, increased the Bank Facility to $2.1 billion and modified the debt covenants. After consideration of the outstanding borrowings as of March 31, 1998, and the increase in borrowing capacity available to the Company due to the April 1 amendment, $1.3 billion of additional borrowing capacity was available to the Company. However, pursuant to the terms of the amended and restated Bank Facility, $1 billion of the available capacity is restricted as to its use: $800 million is only available to fund the Showboat acquisition and related refinancing transactions and $200 million may only be used to retire the Company's 8 3/4% Notes. Pursuant to the terms of the Bank Facility, the available capacity is scheduled to be reduced by $50 million in July 1998.

Early Extinguishment of Debt
----------------------------

    On April 1, 1998, Harrah's principal operating subsidiary, Harrah's Operating Company, Inc. ("HOC"), called for redemption all $200 million of its 8 3/4% Senior Subordinated Notes due 2002 (the "Notes") at a call price of 102.0%, plus accrued and unpaid interest through the May 1, 1998, redemption date. The Company retired the Notes using proceeds from its amended and restated Bank Facility. Redemption of the 8 3/4% Notes using funds drawn under the Bank Facility will reduce interest costs on this $200 million by approximately
2.5 percentage points, based on current rates. An extraordinary charge, net of tax, of approximately $3.3 million will be recorded during second quarter 1998 in conjunction with this early extinguishment of debt.

Showboat Debt Tender Offer
--------------------------

    In conjunction with the pending acquisition of Showboat, the Company commenced, on May 13, 1998, a fixed spread cash tender offer for all of Showboat's outstanding 9 1/4% First Mortgage Bonds due 2008 and 13% Senior Subordinated Notes due 2009 (collectively, "the Notes"). The consideration to be paid to the holders of validly tendered Notes will be determined on the second business day preceding the expiration of the tender offer. This consideration will be a price resulting in a yield to the first redemption date of the Notes equal to the yield, plus a fixed spread, of a specified reference security maturing at the first redemption date of each Note, plus accrued interest. Harrah's will record the liabilities assumed in the Showboat acquisition, including the Notes, at their fair value as of the consummation date of the transaction. The difference, if any, between the fair value of the Notes on the consummation date and the consideration paid to the holders of the Notes as a result of this tender offer will be recorded by Harrah's as an extraordinary item.

    Concurrently with the tender offer, Harrah's is soliciting consents from the holders of the Notes to amend the respective Indentures governing each of the Notes to eliminate or modify substantially all of the negative covenants, certain events of default, and to make certain other changes to the Indentures. The tender offer is scheduled to expire on June 10, 1998, unless extended. The tender offer and consent solicitation are conditioned upon, among other things, consummation of the acquisition of Showboat by Harrah's and the receipt of tenders and consents from not less than a majority in aggregate principal amount outstanding of each series of Notes.

Interest Rate Agreements
------------------------

    To manage the relative mix of its debt between fixed and variable rate instruments, Harrah's has entered into interest rate swap agreements to modify the interest characteristics of its outstanding debt without an exchange of the underlying principal amount. The differences to be paid or received by the Company under the terms of its interest rate swap agreements are accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received by Harrah's pursuant to the terms of its interest rate swap agreements will have a corresponding effect on its future cash flows.

    These agreements contain a credit risk that the counterparties may be unable to meet the terms of the agreements. Harrah's minimizes that risk by evaluating the creditworthiness of its counterparties, which are limited to major banks and financial institutions, and does not anticipate nonperformance by the counterparties.

    For more information regarding the Company's interest rate swap agreement as of March 31, 1998, please see Note 3 to the accompanying Consolidated
Condensed Financial Statements.

Guarantees of Third Party Debt
------------------------------

    As part of a transaction whereby Harrah's retained an option to a site for a casino should casino gaming have been authorized in the jurisdiction, Harrah's guaranteed a third party's $22.9 million variable rate bank loan, which matured on February 28, 1998. During first quarter 1998, the third party defaulted on the repayment of the debt and the Company has purchased the loan in accordance with the provisions of its guarantee. The element of risk that the Company might be unable to collect the receivable has been reduced by obtaining a security interest in certain assets including real estate owned by the third party and stock interests in the third party.
The Company has initiated an action to foreclose the real estate.
No reserve has been recorded for this receivable, based upon management's current analysis of the value of the underlying collateral.

    As described in the Division Operating Results and Development Plans--Managed Casino--Indian Lands section, Harrah's may guarantee all or part of the debt incurred by Indian tribes with which Harrah's has entered a management contract to fund development of casinos on the Indian lands. For all existing guarantees of Indian debt, Harrah's has obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, the value of such property would satisfy Harrah's obligations in the event these guarantees were enforced. Additionally, Harrah's has received limited waivers from the Indian tribes of their sovereign immunity to allow Harrah's to pursue its rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken. The aggregate outstanding balance of such debt as of March 31, 1998, was $126.3 million.

EFFECTS OF CURRENT ECONOMIC AND POLITICAL CONDITIONS
----------------------------------------------------
Competitive Pressures
---------------------

    Due to the limited number of new markets opening for development, the focus of many casino operators has shifted to investing in existing markets in an effort to attract new customers, increasing competition in those markets. Harrah's properties in the long-established gaming markets of Nevada and New Jersey have generally reacted less significantly to the changing competitive conditions, as the amount of supply change within these markets has represented a smaller percentage change than that experienced in some riverboat markets. In riverboat markets, the recent additions to supply have had a more noticeable impact, due to the fact that competition was limited in the early stages of many of these markets. As companies have completed expansion projects, supply has typically grown at a faster pace than demand in some markets and competition has increased significantly. Furthermore, several operators, including Harrah's, have announced plans for additional developments or expansions in some markets. The impact that the additional supply will have on Harrah's operations cannot be determined at this time.

    Over the past several years, there has also been a significant increase in the number of casinos on Indian lands, made possible by the Indian Gaming Regulatory Act of 1988. Harrah's manages four such facilities. The future growth potential from Indian casinos is also uncertain, however.

    Although the short-term effect of these competitive developments on the Company has been negative, Harrah's is not able to determine the long-term impact, whether favorable or unfavorable, that these trends and events will have on its current or future markets. Management believes that the geographic diversity of Harrah's operations, its multi-market customer base and the Company's continuing efforts to establish Harrah's as a premier brand name have well-positioned Harrah's to face the challenges present within the industry. Harrah's has introduced WINet, a sophisticated nationwide customer database, and its Total Gold Card, a nationwide reward and recognition card, both of which it believes provide competitive advantages, particularly with players who visit more than one market.

Industry Consolidation
----------------------

    As evidenced by a number of recent public announcements by casino entertainment companies of plans to acquire or be acquired by other companies, including Harrah's December 1997 announcement of its agreement to acquire Showboat, consolidation in the gaming industry is now underway. The Company believes it is well-positioned to pursue additional strategic acquisitions to further enhance its distribution, strengthen its access to target customers and leverage its technological and centralized services infrastructure.

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

INTERCOMPANY DIVIDEND RESTRICTION
---------------------------------

    Agreements governing the terms of its debt require Harrah's to abide by covenants which, among other things, limit HOC's ability to pay dividends and make other restricted payments, as defined, to Harrah's. The amount of HOC's net assets which are restricted by these covenants was approximately
$759.4 million at March 31, 1998. Harrah's principal asset is the stock of HOC, a wholly-owned subsidiary which holds, directly and through subsidiaries, the principal assets of Harrah's businesses. Given this ownership structure, these restrictions should not impair Harrah's ability to conduct its business through its subsidiaries or to pursue its development plans.

PRIVATE SECURITIES LITIGATION REFORM ACT
----------------------------------------

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission ("SEC") (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking. These include statements relating to the following activities, among others: (A) operations and expansions of existing properties, including future performance, anticipated scope and opening dates of expansions; (B) planned development of casinos that would be owned or managed by the Company and the pursuit of strategic acquisitions;
(C) the proposed plan of reorganization and its various facets for New
Orleans; (D) planned capital expenditures for 1998 and beyond; (E) the possible acquisition or construction of an additional property in Las Vegas;
(F) the impact of the WINet and Total Gold Card Programs; and (G) completion of the acquisition of Showboat and any plans or future impact with respect to the Showboat acquisition. These activities involve important factors that could cause actual results to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. These include, but are not limited to, the following factors as well as other factors described from time to time in the Company's reports filed with the
SEC: construction factors, including zoning issues, environmental restrictions, soil conditions, weather and other hazards, site access matters and building permit issues; access to available and feasible financing; regulatory, licensing and other government approvals, third party consents and approvals, and relations with partners, owners and other third parties; conditions of credit markets and other business and economic conditions; litigation, judicial actions and political uncertainties, including gaming legislative action and taxation; and the effects of competition including locations of competitors and operating and marketing competition. Any forward looking statements are made pursuant to the Private Securities Litigation
Reform Act of 1995 and, as such, speak only as of the date made.

                           PART II -OTHER INFORMATION
                           --------------------------
                           Item 1.  Legal Proceedings
                           --------------------------
New Orleans
-----------

    On September 26, 1995, Harrah's New Orleans Investment Company ('HNOIC"), an indirect subsidiary of the Company, filed in the United States District Court for the Eastern District of Louisiana a suit styled Harrah's New Orleans Investment Company v. New Orleans Louisiana Development Corporation, Civil No. 95-3166. At issue in the suit is the percentage of ownership that New Orleans/Louisiana Development Corporation ("NOLDC") holds in Harrah's Jazz Company ("HJC"), a Louisiana partnership whose general partners are HNOIC, NOLDC and Grand Palais Casino, Inc. This declaratory judgment action seeks to confirm that, as of September 26, 1995, NOLDC's percentage interest in the Harrah's Jazz Company partnership was only 13.73% and, therefore, NOLDC is not a "Material Partner" in HJC. This case was put on "administrative hold" after the filing by NOLDC of a Chapter 11 bankruptcy petition on November 21, 1995. Should it be put back on the active list, HNOIC or the appropriate post-bankruptcy entity would vigorously prosecute it. At the time the case was put on "administrative hold," no discovery on the merits had been taken and no answer had been filed by NOLDC.

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

    On November 21, 1997 in the In Re Harrah's Jazz Company bankruptcy proceeding, HJC filed an adversary proceeding styled Harrah's Jazz Company v. A&D Maintenance Services, et al., 97-1174, which names the Company and various of its subsidiaries as defendants. As HJC noted at the time of the filing, the action was filed "against numerous defendants, including the principal parties in interest in the bankruptcy case, to preserve various causes of action." HJC has not effected service on any defendant therein. This adversary proceeding purports to state claims against the Company and its subsidiaries for preferential transfers, insider preferential transfers, avoidance transfers, violations of La. Civil Code Arts. 1978 et seq., violations of La. Civil Code Arts. 2315, 1953 as well as Arts. 1983, 1989, 1994, 1995, 1996, 1997 and 2000, violations of La. Civil Code Arts. 1953, 1997, 2315, damage to its creditors as a result of the projections in the 1994 offering of HJC bonds, and breach of fiduciary duty and fair dealing.

    If the action is ever served on the Company, the Company intends to defend vigorously. However, should the currently pending Plan of Reorganization for HJC be confirmed and consummated, it is anticipated that this matter will be resolved in connection therewith.

    On November 21, 1997 In Re New Orleans Louisiana Development Corporation matter, NOLDC filed an adversary proceeding styled New Orleans Louisiana Development Corporation v. Bankers Trust Company, 97-1176 et al., which names the Company and several of its subsidiaries as defendants. NOLDC has not effected service on any defendant therein. This adversary proceeding purported to state claims for breach of fiduciary duty, negligent and fraudulent misrepresentation, Stipulation Pour Autrui and violations of La. Civil Code Art. 1953 et seq. If the action is ever served on the Company, the Company intends to defend the action vigorously.

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

Missouri
--------

    On November 25, 1997, the Missouri Supreme Court issued a ruling in Akin
v. Missouri Gaming Commission that defined the state constitutional requirements for floating casino facilities in artificial basins. Subsequently, the Missouri Gaming Commission attempted to issue disciplinary resolutions that effectively would have amended the gaming licenses of the Company's Missouri casinos, and numerous other floating casino facilities in the Commission's jurisdiction, to preclude games of chance, subject to evidentiary hearings that were to be held if the licensees filed appeals to prove compliance with the Supreme Court's ruling. Prior to the Commission's action, Harrah's and other licensees filed petitions in the Circuit Court of Cole County, Missouri, and succeeded in having the Court issue an order restraining the Commission from taking any such disciplinary action. The Commission has appealed to the Missouri Supreme Court to permit it to proceed with its intended actions. The Supreme Court will hear the appeal in May 1998, but the Circuit Court order restraining the Commission remains in effect pending the Supreme Court's decision on the appeal. Harrah's has also filed suit seeking declaratory judgment that its gaming facilities meet the state constitutional mandates as established by the Missouri Supreme Court.

                 Item 6. Exhibits and Reports on Form 8-K
                 ----------------------------------------

(a) Exhibits

    *EX-10.1 Amendment to Harrah's Entertainment, Inc. 1990 Stock Option Plan.

    *EX-10.2 Amendment to Harrah's Entertainment, Inc. 1990 Restricted Stock
             Plan.

    *EX-11   Computation of per share earnings.

    *EX-27   Financial Data Schedule.

*Filed herewith.

No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   Signature
                                   ---------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                HARRAH'S ENTERTAINMENT, INC.

May 14, 1998                    BY:  /s/ JUDY T. WORMSER
                                     ------------------------------------------
                                     Judy T. Wormser
                                     Vice President and Controller
                                     (Chief Accounting Officer)

                                 Exhibit Index
                                 -------------

                                                                   Sequential
  Exhibit No.                  Description                           Page No.
---------------  --------------------------------------          ---------------
EX-10.1          Amendment to Harrah's Entertainment,
                 Inc. 1990 Stock Option Plan.                            41

EX-10.2          Amendment to Harrah's Entertainment,
                 Inc. 1990 Restricted Stock Plan.                        43

EX-11            Computation of per share earnings.                      44

EX-27            Financial Data Schedule