Form 10-Q
period 1998-06-30
HARRAHS ENTERTAINMENT INC
filed 1998-08-07
CIK 858339

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
      ENDED JUNE 30, 1998

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

                   Yes       X             No
                           ------            -------

     At June 30, 1998, there were outstanding 101,286,569 shares of the Company's Common Stock.

                                  Page 1 of ___

                              Exhibit Index Page 51

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                          Item 1. Financial Statements
                          ----------------------------

     The accompanying unaudited Consolidated Condensed Financial Statements of Harrah's Entertainment, Inc. ("Harrah's" or the "Company"), a Delaware corporation, have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations. See Note 2 to these Consolidated Condensed Financial Statements regarding the completion of the Company's acquisition of Showboat, Inc., during second quarter 1998. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's 1997 Annual Report to Stockholders.

                          HARRAH'S ENTERTAINMENT, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
(In thousands, except share amounts)

                                                                                     June 30,              Dec. 31,
                                                                                        1998                  1997
                                                                                  ----------            ----------
ASSETS
Current assets
  Cash and cash equivalents                                                       $  151,881            $  116,443
  Receivables, less allowance for doubtful
    accounts of $15,526 and $11,462                                                   66,575                43,767
  Deferred income tax benefits                                                        16,353                17,436
  Prepayments and other                                                               31,381                21,653
  Inventories                                                                         15,388                13,011
                                                                                  ----------            ----------
      Total current assets                                                           281,578               212,310
                                                                                  ----------            ----------
Land, buildings, riverboats and equipment                                          2,594,454             2,153,340
Less: accumulated depreciation                                                      (734,656)             (675,286)
                                                                                  ----------            ----------
                                                                                   1,859,798             1,478,054
Excess of purchase price over net assets acquired
  in Showboat acquisition, including assets held
  for sale (Note 2)                                                                  531,080                     -
Investments in and advances to
  nonconsolidated affiliates                                                         288,141               152,401
Deferred costs, notes receivable and other                                           177,713               162,741
                                                                                  ----------            ----------
                                                                                  $3,138,310            $2,005,506
                                                                                  ==========            ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

  Accounts payable                                                                $   49,821            $   45,233
  Construction payables                                                                2,702                 7,186
  Accrued expenses                                                                   199,129               156,694
  Current portion of long-term debt                                                    2,196                 1,837
                                                                                  ----------            ----------
      Total current liabilities                                                      253,848               210,950

Long-term debt                                                                     1,949,061               924,397
Deferred credits and other                                                           104,343                98,177
Deferred income taxes                                                                 34,085                22,361
                                                                                  ----------            ----------
                                                                                   2,341,337             1,255,885
                                                                                  ----------            ----------
Minority interests                                                                    14,312                14,118
                                                                                  ----------            ----------
Commitments and contingencies (Notes 4, 6, 7 and 8)
Stockholders' equity
  Common stock, $0.10 par value, authorized 360,000,000 shares, outstanding
    101,286,569 and 101,035,898 shares (net of 3,012,602 and
    3,001,568 shares held in treasury)                                                10,129                10,104
  Capital surplus                                                                    394,700               388,925
  Retained earnings                                                                  393,028               349,386
  Accumulated other comprehensive income                                               2,069                 2,884
  Deferred compensation related to restricted stock                                  (17,265)              (15,796)
                                                                                  ----------            ----------
                                                                                     782,661               735,503
                                                                                  ----------            ----------
                                                                                  $3,138,310            $2,005,506
                                                                                  ==========            ==========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         HARRAH'S ENTERTAINMENT, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (UNAUDITED)

(In thousands, except per share                         Second Quarter Ended                        Six Months Ended
 amounts)                                           June 30,         June 30,            June 30,            June 30,
                                                       1998             1997                1998                1997
                                                  ---------        ---------          ----------          ----------
Revenues
  Casino                                          $ 387,507        $ 336,924          $  730,403          $  650,749
  Food and beverage                                  54,533           48,751             104,258              94,442
  Rooms                                              37,690           32,055              69,768              58,755
  Management fees                                    22,160            7,259              32,337              12,865
  Other                                              19,404           19,757              37,069              36,269
  Less: casino promotional allowances               (42,660)         (35,853)            (80,754)            (70,088)
                                                  ---------        ---------          ----------          ----------
      Total revenues                                478,634          408,893             893,081             782,992
                                                  ---------        ---------          ----------          ----------
Operating expenses
  Direct
    Casino                                          219,347          172,024             395,585             337,176
    Food and beverage                                28,348           25,317              53,893              48,122
    Rooms                                            10,810           10,203              20,420              18,757
  Depreciation of buildings,
    riverboats and equipment                         31,593           26,079              61,073              50,661
  Development costs                                   2,082            2,733               3,920               4,689
  Write-downs and reserves                            1,847                -               1,847                   -
  Project opening costs                               3,342              549               5,996               8,015
  Other                                              95,430           96,766             196,079             183,864
                                                  ---------        ---------          ----------          ----------
      Total operating expenses                      392,799          333,671             738,813             651,284
                                                  ---------        ---------          ----------          ----------
        Operating profit                             85,835           75,222             154,268             131,708

  Corporate expense                                  (8,936)          (8,085)            (15,586)            (15,677)
  Equity in losses of
    nonconsolidated affiliates                       (3,511)          (3,223)             (6,302)             (5,371)
  Venture restructuring costs                        (1,533)          (2,715)             (2,459)             (4,170)
                                                  ---------        ---------          ----------          ----------
Income from operations                               71,855           61,199             129,921             106,490
Interest expense, net of interest
  capitalized                                       (25,623)         (20,329)            (44,949)            (38,144)
Gain on sale of equity interest
  in subsidiary                                      13,155                -              13,155                   -
Other income, including interest
  income                                              1,395            3,121               5,525               6,227
                                                  ---------        ---------          ----------          ----------
Income before income taxes and
  minority interests                                 60,782           43,991             103,652              74,573
Provision for income taxes                          (22,031)         (16,677)            (37,952)            (28,324)
Minority interests                                   (1,732)          (1,941)             (3,778)             (3,765)
                                                  ---------        ---------          ----------          ----------
Income before extraordinary losses                   37,019           25,373              61,922              42,484
Extraordinary losses on early
  extinguishments of debt, net of
  income tax benefit of $9,031,
  $4,477, $9,755 and $4,477                         (16,613)          (8,134)            (18,280)             (8,134)
                                                  ---------        ---------          ----------          ----------
Net income                                        $  20,406        $  17,239          $   43,642          $   34,350
                                                  =========        =========          ==========          ==========


                                            HARRAH'S ENTERTAINMENT, INC.
                                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Continued)
                                                     (UNAUDITED)

(In thousands, except per share                         Second Quarter Ended                        Six Months Ended
 amounts)                                           June 30,         June 30,            June 30,            June 30,
                                                       1998             1997                1998                1997
                                                  ---------        ---------          ----------          ----------
Earnings per share-basic
 Income before extraordinary losses               $    0.37        $    0.25          $     0.62          $     0.42
 Extraordinary losses, net                            (0.17)           (0.08)              (0.18)              (0.08)
                                                  ---------        ---------          ----------          ----------
    Net income                                    $    0.20        $    0.17          $     0.44          $     0.34
                                                  =========        =========          ==========          ==========
Earnings per share-diluted
 Income before extraordinary losses               $    0.36        $    0.25          $     0.61          $     0.42
 Extraordinary losses, net                            (0.16)           (0.08)              (0.18)              (0.08)
                                                  ---------        ---------          ----------          ----------
    Net income                                    $    0.20        $    0.17          $     0.43          $     0.34
                                                  =========        =========          ==========          ==========
Average common shares outstanding                   100,207          100,550             100,167             101,125
                                                  =========        =========          ==========          ==========
Average common and common
  equivalent shares outstanding                     101,736          101,022             101,480             101,603
                                                  =========        =========          ==========          ==========


     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(In thousands)                                                                                   Six Months Ended
                                                                                      June 30,            June 30,
                                                                                         1998                1997
                                                                                   ----------          ----------
Cash flows from operating activities
  Net income                                                                        $  43,642           $  34,350
  Adjustments to reconcile net income to cash
    flows from operating activities
      Extraordinary losses, before income taxes                                        27,311              12,611
      Depreciation and amortization                                                    71,825              58,365
      Other noncash items                                                              18,227               7,554
      Minority interests' share of income                                               3,778               3,765
      Equity in losses of nonconsolidated
        affiliates                                                                      6,302               2,740
      Net gains from asset sales                                                      (13,174)               (943)
      Net change in long-term accounts                                                (15,090)             (1,908)
      Net change in working capital accounts                                          (29,950)              5,238
                                                                                    ---------           ---------
          Cash flows provided by operating activities                                 112,871             121,772
                                                                                    ---------           ---------
Cash flows from investing activities
  Acquisition of Showboat, Inc., net of cash
    acquired                                                                         (465,388)                  -
  Land, buildings, riverboats and equipment additions                                 (64,038)           (144,647)
  Decrease in construction payables                                                    (4,484)             (5,455)
  Proceeds from sale of equity interest in subsidiary                                  17,000                   -
  Proceeds from asset sales                                                                96               2,923
  Investments in and advances to nonconsolidated
    affiliates                                                                        (15,203)            (39,030)
  Increase in notes receivable                                                        (22,908)                  -
  Other                                                                                (1,147)             (4,382)
                                                                                    ---------           ---------
          Cash flows used in investing activities                                    (556,072)           (190,591)
                                                                                    ---------           ---------
Cash flows from financing activities
  Net borrowings under Revolving Credit Facility                                    1,068,802             324,467
  Early extinguishments of debt                                                      (560,708)           (200,000)
  Scheduled debt retirements                                                           (1,303)             (1,481)
  Premiums paid on early extinguishments of debt                                      (24,569)             (9,666)
  Purchases of treasury stock                                                               -             (39,298)
  Minority interests' distributions, net of
    contributions                                                                      (3,583)             (3,930)
                                                                                    ---------           ---------
          Cash flows provided by financing activities                                 478,639              70,092
                                                                                    ---------           ---------
Net increase in cash and cash equivalents                                              35,438               1,273
Cash and cash equivalents, beginning of period                                        116,443             105,594
                                                                                    ---------           ---------
Cash and cash equivalents, end of period                                            $ 151,881           $ 106,867
                                                                                    =========           =========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                  (UNAUDITED)

Note 1 - Basis of Presentation and Organization
-----------------------------------------------

     Harrah's Entertainment, Inc. ("Harrah's" or the "Company" and including its subsidiaries where the context requires), a Delaware corporation, is one of America's leading casino companies. The Company's casino entertainment facilities, operating under the Harrah's and Showboat brand names, include casino hotels in Reno, Lake Tahoe, Las Vegas and Laughlin, Nevada; two casino hotel properties in Atlantic City, New Jersey; and riverboat and dockside casinos in Joliet, Illinois; East Chicago, Indiana; Shreveport, Louisiana; Tunica and Vicksburg, Mississippi; and North Kansas City and St. Louis, Missouri. Harrah's also manages casinos on Indian lands near Phoenix, Arizona; Seattle, Washington; Cherokee, North Carolina; and Topeka, Kansas, as well as managing the Star City casino in Sydney, Australia. Harrah's discontinued management of a casino in Auckland, New Zealand, as of the end of second quarter 1998. Subsequent to the end of second quarter 1998, the Company announced its agreement with the Upper Skagit tribe to discontinue management of the Indian casino near Seattle, Washington, during fourth quarter 1998.

     Certain amounts for the prior year second quarter and first six months have been reclassified to conform with the current year presentation.

Note 2 - Showboat Acquisition
-----------------------------

     On June 1, 1998, Harrah's completed its acquisition of Showboat, Inc. ("Showboat") for $30.75 per share in an all-cash transaction, and assumed approximately $635 million of Showboat debt. The transaction is being accounted for as a purchase and, accordingly, the purchase price is being allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The purchase price allocation process is currently underway and is expected to be completed by the end of 1998. The Company's financial statements include an estimate of the amortization expense arising from the excess of the purchase price over the net assets acquired. The operating results for Showboat are included in the Consolidated Condensed Financial Statements from the date of acquisition.

         The Las Vegas Showboat property is a non-strategic asset and is reported by the Company as an asset held for sale. As such, this property has been valued at its estimated net realizable value, net of estimated selling expense and carrying costs through the expected date of sale. The Company owns a 55% non-controlling interest in the partnership which owns and operates the Showboat East Chicago property. Accordingly, this investment is accounted for under the equity method. The Company also owns a 24.6% equity ownership interest in and manages the Star City Casino in Sydney, Australia. The Company will account for its investment in this entity in arrears.

         Subsequent to the closing of the acquisition, the Company completed tender offers and consent solicitations for Showboat's 9 1/4% First Mortgage Bonds due 2008 (the "Bonds") and 13% Senior Subordinated Notes due 2009 (the "Notes"). As a result of these tender offers, $218.6 million face amount of the Bonds and $117.9 million face amount of the Notes were retired on June 15, 1998. Due to the early extinguishment of the Bonds and the Notes, the Company reported extraordinary losses totaling $13.3 million, after income tax benefit, equaling the excess of the premium paid over fair value of the Bonds and the Notes retired as of the acquisition date, and the related costs of the tender offers and consent solicitations. As a result of the receipt of the requisite consents, Harrah's eliminated or modified substantially all of the negative covenants, certain events of default, and made other changes to the respective indentures governing the Bonds and the Notes.

         The following unaudited pro forma consolidated financial information for the Company has been prepared assuming that the acquisition and the debt extinguishments discussed above had occurred on the first day of the respective periods:

                                   Second Quarter Ended       Six Months Ended
(In millions, except                June 30,    June 30,    June 30,   June 30,
per share amounts)                     1998        1997        1998       1997
                                    -------     -------    --------    -------

  Revenues                          $  545.7    $  507.2    $1,052.5   $  969.1
                                    ========    ========    ========   ========
  Operating income                  $   76.7    $   65.2    $  145.8   $  119.6
                                    ========    ========    ========   ========
  Income from continuing operations $   26.3    $   19.0    $   45.8   $   32.8
                                    ========    ========    ========   ========
  Net income                        $    9.7    $   10.9    $   27.5   $   24.7
                                    ========    ========    ========   ========
  Earnings per share-diluted
   income from continuing
   operations                       $   0.26    $   0.14    $   0.45   $   0.32
                                    ========    ========    ========   ========
  Net income                        $   0.10    $   0.06    $   0.27   $   0.24
                                    ========    ========    ========   ========

These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what the Company's actual results would have been had the acquisition been completed as of the beginning of these periods, or of future results.

Note 3 - Stockholders' Equity
-----------------------------

     In addition to its common stock, Harrah's has the following classes of stock authorized but unissued:

     Preferred stock, $100 par value, 150,000 shares authorized Special stock, $1.125 par value, 5,000,000 shares authorized -
       Series A Special Stock, 2,000,000 shares designated

Note 4 - Long-Term Debt
-----------------------
Revolving Credit Facilities
---------------------------

     On April 1, 1998, Harrah's reducing revolving and letter of credit facility (the "Facility") was amended and restated to increase the total available borrowing capacity to $2.1 billion. Pursuant to its terms, $1 billion of the amended and restated Facility was restricted as to its use:
$800 million was only available to fund the Showboat acquisition and $200 million could only be used to retire the Company's 8 3/4% Notes. These funds have been used for the designated purposes during second quarter 1998.

     As of June 30, 1998, the Facility consisted of a $1.95 billion reducing revolving and letter of credit facility maturing July 31, 2000, and a separate $150 million revolving credit facility, renewable annually at the lenders option through the July 31, 2000, maturity date. Of the $2.1 billion total borrowing capacity available to the Company under the Facility, there is a sub-limit of $50 million for letters of credit. Scheduled reductions of the borrowing capacity available under the $1.95 billion facility are as follows: $50 million, July 1998; $75 million, January 1999; $75 million, July 1999; $100 million, January 2000; and $1.65 billion, July 2000.

     As of June 30, 1998, Harrah's borrowings under the Facility were $1.78 billion and an additional $28.6 million was committed to back certain letters of credit. After consideration of these borrowings, $315.5 million of the Facility was available to Harrah's.

Early Extinguishments of Debt
-----------------------------

     On May 1, 1998, Harrah's principal operating subsidiary, Harrah's Operating Company, Inc. ("HOC"), redeemed its $200 million 8 3/4% Senior Subordinated Notes due 2000 (the "8 3/4% Notes"), using proceeds from the Facility. As a result of the early extinguishment of this debt, the Company recorded a $3.3 million extraordinary loss, net of income taxes, which includes a premium paid to holders of the 8 3/4% Notes and the write-off of related unamortized deferred finance charges.

     See Note 2 for discussion of the early extinguishments in June 1998 of certain debts assumed in the Showboat acquisition.

     On May 27, 1997, HOC redeemed its $200 million in 10 7/8% Senior Subordinated Notes due 2002 (the "10 7/8% Notes") using proceeds from the Facility. As a result of the early extinguishment of this debt, the Company recorded an $8.1 million extraordinary loss, net of tax, in second quarter 1997, which included a premium paid to holders of the 10 7/8% Notes and the write-off of related deferred finance charges.

Interest Rate Agreements
------------------------

     To manage the relative mix of its debt between fixed and variable rate instruments, Harrah's enters into interest rate swap agreements to modify the interest characteristics of its outstanding debt without an exchange of the underlying principal amount. The average variable rate paid by Harrah's was 5.8% at June 30, 1998, and the average fixed interest rate received was 5.4%.

     Harrah's has entered into six interest rate swap agreements which effectively convert a total of $300 million in variable rate debt to a fixed rate. Pursuant to the terms of these swaps, all of which reset quarterly, Harrah's receives variable payments tied to LIBOR in exchange for its payments at a fixed interest rate. The fixed rates to be paid by Harrah's and variable rates to be received by Harrah's are summarized in the following table:

                                                              Swap Rate
                               Swap Rate                      Received
                               Paid                           (Variable) at                 Swap
Notional Amount                (Fixed)                        June 30, 1998                 Maturity
---------------                ---------                      --------------                ------------
$50 million                    6.985%                          5.688%                       March 2000
$50 million                    6.951%                          5.688%                       March 2000
$50 million                    6.945%                          5.688%                       March 2000
$50 million                    6.651%                          5.688%                       May 2000
$50 million                    5.788%                          5.688%                       June 2000
$50 million                    5.785%                          5.688%                       June 2000


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

Note 5 - Supplemental Cash Flow Disclosures
-------------------------------------------

Cash Paid for Interest and Taxes
--------------------------------

     The following table reconciles Harrah's interest expense, net of interest capitalized, per the Consolidated Condensed Statements of Income, to cash paid for interest:

                                                           Six Months Ended
                                                        June 30,     June 30,
                                                           1998         1997
(In thousands)                                          -------      -------
Interest expense, net of amount capitalized             $44,949      $38,144
Adjustments to reconcile to cash paid for interest:
  Net change in accruals                                (12,905)      (3,823)
  Amortization of deferred finance changes               (1,697)      (1,545)
  Net amortization of discounts and premiums                609           (6)
                                                        -------      -------
Cash paid for interest, net of amount capitalized       $30,956      $32,770
                                                        =======      =======
Cash payments of income taxes, net of refunds           $15,058      $15,066
                                                        =======      =======

Note 6 - Commitments and Contingent Liabilities
-----------------------------------------------

Contractual Commitments
-----------------------

     Harrah's is pursuing additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties, guarantees by Harrah's of third party debt and development completion guarantees. As of June 30, 1998, Harrah's had guaranteed third party loans and leases of $131 million, which are secured by certain assets, and had commitments of $31 million, primarily construction-related.

     The agreements under which Harrah's manages casinos on Indian lands contain provisions required by law which provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled payments of borrowings for development costs. In the event that insufficient cash flow is generated by the operations to fund this payment, Harrah's must pay the shortfall to the tribe. Such advances, if any, would be repaid to Harrah's in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. As of June 30, 1998, the aggregate monthly commitment pursuant to these contracts, which extend for periods of up to 54 months from June 30, 1998, was $1.2 million.

     See Note 8 for discussion of the proposed completion guarantees related to development of the New Orleans' casino.

Equity Commitment
-----------------

         In March 1996, Showboat entered into a standby equity commitment with its 55% owned subsidiary, Showboat Marina Casino Partnership ("SMCP") which requires that if, during any of the first three Operating Years (as defined), SMCP's Combined Cash Flow (as defined) is less that $35.0 million, Showboat will be required to make additional capital contributions to SMCP equal to the lesser of (a) $15.0 million, or (b) the difference between the $35.0 million and the Operating Year's Combined Cash Flow. The Company assumed this obligation in connection with its acquisition of Showboat. The Company's aggregate potential obligation under the standby equity commitment is $30.0 million. SMCP anticipates that the Combined Cash Flow of SMCP for the first four full quarters of operation, which ended June 30, 1998, will not achieve the $35.0 million threshold and the Company currently estimates it will be required to contribute approximately $14.0 million under the standby equity commitment. As of June 30, 1998, the Company has contributed $1.0 million to SMCP as part of this standby equity commitment. There can be no assurance that the Combined Cash Flow for any future Operating Year will exceed $35.0 million and that the Company will not be required to make additional capital contributions to SMCP in accordance with the standby equity commitment. The standby equity commitment is subject to certain limitations, qualifications and exceptions.

Severance Agreements
--------------------

     As of June 30, 1998, Harrah's has severance agreements with 49 of its senior executives, which provide for payments to the executives in the event of their termination after a change in control, as defined. These agreements provide, among other things, for a compensation payment of 1.5 to 3.0 times the executive's average annual compensation, as defined, as well as for accelerated payment or accelerated vesting of any compensation or awards payable to the executive under any of Harrah's incentive plans. The estimated amount, computed as of June 30, 1998, that would be payable under the agreements to these executives based on earnings and stock options aggregated approximately $55.1 million.

Guarantee of Insurance Contract
-------------------------------

     Harrah's has guaranteed the value of a guaranteed investment contract with an insurance company held by Harrah's defined contribution savings plan. Harrah's has also agreed to provide non-interest-bearing loans to the plan to fund, on an interim basis, withdrawals from this contract by retired or terminated employees. Harrah's maximum exposure on this guarantee as of June 30, 1998, was $5.8 million.

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

Note 7 - Litigation
-------------------

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

     On November 25, 1997, the Missouri Supreme Court issued a ruling in Akin v. Missouri Gaming Commission that defined the state constitutional requirements for floating casino facilities in artificial basins. Subsequently, the Missouri Gaming Commission (the "Commission") attempted to issue disciplinary resolutions that effectively would have amended the gaming licenses of the Company's Missouri casinos, and numerous other floating casino facilities in the Commission's jurisdiction, to preclude games of chance, subject to evidentiary hearings that were to be held if the licensees filed appeals to prove compliance with the Supreme Court's ruling. Prior to the Commission's action, Harrah's and other licensees filed petitions in the Circuit Court of Cole County, Missouri, and succeeded in having the Court issue an order restraining the Commission from taking any such disciplinary action. The Commission appealed to the Missouri Supreme Court which, on May 28, 1998, lifted the lower court's restraining order. On June 18, 1998, the Commission reissued its proposed disciplinary resolutions. All affected licensees, including Harrah's, filed timely appeals of the proposed disciplinary resolutions. The Commission has not scheduled any hearings as of this time. Harrah's has also filed suit seeking declaratory judgment that its gaming facilities meet the state constitutional mandates as established by the Missouri Supreme Court. Finally, it is expected that, pending verification of over 200,000 signatures submitted in support of a ballot initiative, the people of the State of Missouri will vote on November 3, 1998, whether to amend the State's Constitution to deem all floating casino facilities in compliance with state law. Management is unable to predict at this time the final outcome of this matter or whether that outcome could materially affect the Company's results of operations, cash flows or financial position of its Missouri casinos.

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

Note 8 - Nonconsolidated Affiliates
-----------------------------------
Harrah's Jazz Company
---------------------

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

         In November 1997, January 1998 and April 1998, the Bankruptcy Court approved modifications to the confirmed Plan. This most recent plan, which is supported by, among others, the Governor of Louisiana and the Mayor of New Orleans, contemplates that a newly formed limited liability company, Jazz Casino Company, L.L.C. ("JCC"), would be responsible for completing construction of the Rivergate Casino, a subsidiary of the Company would receive approximately 40% of the equity in JCC's parent, and the Company (or a subsidiary) would, among other things, manage the casino pursuant to an amended management agreement, make a $75 million equity investment in the project (less any debtor-in-possession financing provided to the project), guarantee initially JCC's $100 million annual payment under the casino operating contract to the State of Louisiana gaming board (the
"State Guarantee"), guarantee up to $154 million of an up to $224 million JCC bank credit facility, guarantee to the State of Louisiana, City of New
Orleans, banks and bondholders completion and opening of the Rivergate Casino within 12 months from the consummation of the plan (subject to force majeure) and make a $10 million subordinated loan to JCC to finance the Rivergate
Casino. With respect to the State Guarantee, the Company would be obligated to guarantee JCC's first $100 million annual payment obligation commencing upon the earlier of opening of the Rivergate Casino and 12 months from the consummation of the plan (subject to force majeure), and, if certain cash flow tests and other conditions are satisfied each year, to renew the guarantee each year ending March 31 for up to an additional four years. The Company's obligations under the guarantee for the first year or any succeeding year would be limited to a guarantee of the $100 million payment obligation of JCC for the year in which the guarantee is in effect and would be secured by a first priority lien on JCC's assets. JCC's payment obligation (and therefore the amount guaranteed by the Company) would be $100 million at the commencement of each twelve month period under the casino operating contract and would decline on a daily basis by 1/365 of $100 million to the extent payments are made each day by JCC to Louisiana's gaming board.

         In March 1998, the Louisiana Gaming Control Board ("LGCB") approved an amended and renegotiated casino operating contract authorizing JCC to own and operate the Rivergate Casino. Litigation was filed challenging the LGCB's authority to approve the casino operating contract without legislative approval. In May 1998 the Louisiana Supreme Court determined that the LGCB was authorized to approve and execute the casino operating contract without the approval of the Louisiana State Legislature. In June 1998, the Louisiana State Legislature adjourned its most recent session until the Spring of 1999 without taking any action adverse to the project. Consequently, upon completion of a suitability review by the LGCB and the Louisiana State Police of JCC, the Company and various directors, officers and associated persons, the LGCB has the authority to grant final approval of and execute the casino operating contract.

         In connection with preparations for consummation of the confirmed plan, Jazz reviewed the project budget and determined that, among other things, an additional $25 million would be necessary to fund the costs of remediation work to the project facilities, a redesign of the casino interior, an upgrade of the casino design and of the project's gaming equipment to meet more intense competition from Mississippi Gulf Coast facilities and the extended reorganization process. It is anticipated that the plan will be amended to provide for the increased project budget and increases in the JCC credit facility from $224 million to $236.5 million, the guaranteed portion of the JCC credit facility from $154 million to $166.5 million, and the subordinated loan from the Company from $10 million to $22.5 million.

         Final consummation of the plan is subject to, among other things, confirmation of the amended plan, including approval by the requisite creditors, approval of lease documents by the City of New Orleans City Council, and final approval of the LGCB, including completion of the suitability review of JCC, the Company and various directors, officers and associated persons.


         During the course of the bankruptcy of Jazz, a subsidiary of the Company has made debtor-in-possession loans to Jazz, totaling approximately $40.1 million as of June 30, 1998, to fund certain payments to the City of New Orleans and other cash requirements of Jazz. Subject to approval of its bank lenders, the Company has committed to provide up to $60 million in debtor-in-possession loans to Jazz which financing is expected to be sufficient for Jazz to consummate the plan.


Other
-----

     Summarized balance sheet and income statement information of nonconsolidated gaming affiliates, including Jazz and Showboat East Chicago, which Harrah's accounted for using the equity method, as of June 30, 1998 and December 31, 1997, and for the second quarters and six months ended June 30, 1998 and 1997 is included in the following tables.

(In thousands)                                           June 30,      Dec. 31,
                                                            1998          1997
                                                        --------      --------
Combined Summarized Balance Sheet Information
  Current assets                                        $ 42,750      $ 18,937
  Land, buildings and equipment, net                     534,545       379,147
  Other assets                                           205,605       179,976
                                                        --------      --------
    Total assets                                         782,900       578,060
                                                        --------      --------
  Current liabilities                                    138,795       108,406
  Long-term debt                                         615,100       467,970
                                                        --------      --------
    Total liabilities                                    753,895       576,376
                                                        --------      --------
      Net assets                                        $ 29,005     $  1,684
                                                        ========      ========

                                            Second Quarter Ended                Six Months Ended
                                        June 30,         June 30,        June 30,        June 30,
                                           1998             1997            1998            1997
                                       --------         --------        --------        --------
(In thousands)
Combined Summarized Statements of
  Operations
      Revenues                         $ 19,083         $  4,710        $ 23,802        $ 12,414
                                       ========         ========        ========        ========
      Operating loss                   $(15,807)        $ (9,016)       $(24,628)       $(17,030)
                                       ========         ========        ========        ========
      Net loss                         $(15,269)        $(14,366)       $(21,836)       $(20,748)
                                       ========         ========        ========        ========

Harrah's share of nonconsolidated affiliates' combined net operating results are reflected in the accompanying Consolidated Condensed Statements of Income as Equity in income (losses) of nonconsolidated affiliates. Harrah's financial results for the six months ended June 30, 1998, include its share of an extraordinary loss recognized by a nonconsolidated affiliate due to that entity's reorganization and refinancing of its debt.


     Harrah's investments in and advances to nonconsolidated affiliates are reflected in the accompanying Consolidated Condensed Balance Sheets as follows:

                                                   June 30,          Dec. 31,
                                                      1998              1997
                                                  --------          --------
(In thousands)
Harrah's investments in and advances to
  nonconsolidated affiliates
    Accounted for under the equity method         $231,171          $132,049
    Equity securities available-for-sale and
      recorded at market value                      56,970            20,352
                                                  --------          --------
                                                  $288,141          $152,401
                                                  ========          ========

     In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", Harrah's adjusts the carrying value of certain marketable equity securities to include unrealized gains. A corresponding adjustment is recorded in the Company's stockholders' equity and deferred income tax accounts. Condensed financial information relating to the Company's minority ownership interest in a restaurant affiliate has not been presented since its operating results and financial position are not material to Harrah's.

Note 9 - Comprehensive Income
-----------------------------

     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the Company's financial statements. As defined in SFAS No. 130, comprehensive income consists of all changes, including net income, in the Company's equity during a period, except those resulting from investments by or distributions to the Company's stockholders. The provisions of SFAS No. 130 are effective for years beginning after December 31, 1997, and its provisions must be adopted for interim periods in the year of adoption.

     Harrah's total comprehensive income for the current and prior years are as follows:

                                                           Second Quarter Ended                Six Months Ended
                                                       June 30,         June 30,        June 30,        June 30,
(In thousands)                                            1998             1997            1998            1997
                                                      --------         --------        --------        --------
Net income                                            $ 20,406         $ 17,239        $ 43,642        $ 34,350
                                                      --------         --------        --------        --------
Other comprehensive income
  Unrealized gains (losses) on

    marketable equity securities                        (2,594)          12,841            (399)        (12,685)
  Foreign currency translation                            (923)               -            (923)              -
  Tax (provision) expense                                1,363           (5,008)            507           4,947
                                                      --------         --------        --------        --------
                                                        (2,154)           7,833            (815)         (7,738)
                                                      --------         --------        --------        --------
Total comprehensive income                            $ 18,252         $ 25,072        $ 42,827         $26,612
                                                      ========         ========        ========        ========

Note 10 - Summarized Financial Information
------------------------------------------

     HOC is a wholly owned subsidiary and the principal asset of Harrah's. Summarized financial information of HOC as of June 30, 1998 and December 31, 1997, and for the second quarters and six months ended June 30, 1998 and 1997 prepared on the same basis as Harrah's was as follows:

                                                     June 30,     Dec. 31,
                                                        1998         1997
     (In thousands)                               ----------   ----------
     Current assets                               $  275,976   $  212,623
     Land, buildings, riverboats and
       equipment, net                              1,859,798    1,478,054
     Other assets                                    996,852      315,059
                                                  ----------   ----------
                                                   3,132,626    2,005,736
                                                  ----------   ----------
     Current liabilities                             241,151      203,007
     Long-term debt                                1,949,061      924,397
     Other liabilities                               137,787      123,838
     Minority interests                               14,312       14,118
                                                  ----------   ----------
                                                   2,342,311    1,265,360
                                                  ----------   ----------
          Net assets                              $  790,315   $  740,376
                                                  ==========   ==========


                                   Second Quarter Ended      Six Months Ended
                                      June 30,  June 30,    June 30,  June 30,

                                         1998      1997        1998      1997
     (In thousands)                  --------  --------    --------  --------
     Revenues                        $481,980  $408,842    $900,112  $782,904
                                     ========  ========    ========  ========
     Income from operations          $ 76,520  $ 61,846    $139,129  $106,612
                                     ========  ========    ========  ========
     Income before extraordinary

       losses                        $ 40,051  $ 25,793    $ 67,907  $ 42,563
                                     ========  ========    ========  ========
     Net income                      $ 24,438  $ 17,659    $ 49,627  $ 34,429
                                     ========  ========    ========  ========

         The agreements governing the terms of the Company's debt contain certain covenants which, among other things, place limitations on HOC's ability to pay dividends and make other restricted payments, as defined, to Harrah's. The amount of HOC's restricted net assets, as defined, computed in accordance with the most restrictive of these covenants regarding restricted payments was approximately $779.6 million at June 30, 1998.

                Management's Discussion and Analysis of Financial
                -------------------------------------------------
                       Condition and Results of Operations
                       -----------------------------------

         The following discussion and analysis of the financial position and operating results of Harrah's Entertainment, Inc., (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as "Harrah's" or the "Company,") for second quarter and the first six months of 1998 and 1997 updates, and should be read in conjunction with, Management's Discussion and Analysis of Financial Position and Results of Operations presented in Harrah's 1997 Annual Report.

RESULTS OF OPERATIONS
---------------------
OVERALL
-------


         Harrah's continues to see results of strategic actions taken in 1997 with the completion in the second quarter of the acquisition of Showboat, Inc. ("Showboat"), and increases in cross-market play from Harrah's customers nationwide. Continued increases in cross-market play reflect the success of Harrah's industry-leading Total Gold player reward and recognition card, and, coupled with enhanced database marketing capabilities, enable the Company to better target promotions and offers to the appropriate customer segments.

                             Second Quarter  Percentage    Six Months Ended  Percentage
(in millions, except         --------------   Increase/    ----------------   Increase/
earnings per share)            1998    1997  (Decrease)      1998     1997   (Decrease)
                             ------  ------  ----------    ------   ------   ----------
Revenues                     $478.6  $408.9      17.0%     $893.1   $783.0       14.1%
Operating profit               91.0    75.8      20.1%      162.1    139.7       16.0%
Income from operations         71.9    61.2      17.5%      129.9    106.5       22.0%
Income before
  extraordinary losses         37.0    25.4      45.7%       61.9     42.5       45.6%
Net income                     20.4    17.2      18.6%       43.6     34.4       26.7%
Earnings per share - diluted
  Before extraordinary losses  0.36    0.25      44.0%       0.61     0.42       45.2%
  Net income                   0.20    0.17      17.6%       0.43     0.34       26.5%
Operating margin               15.0%   15.0%        -        14.5%    13.6%       0.9pts


     Harrah's posted record revenues for second quarter of $478.6 million, a 17.0% increase over second quarter 1997. Record revenues at Harrah's properties in Las Vegas, Atlantic City and St. Louis contributed to the overall record performance, as did revenues for the month of June from the Atlantic City Showboat property and the addition of management fees from two recently opened Harrah's-brand casinos on Indian lands. These factors also contributed to increased operating income, net income and earnings per share over prior year.

     In addition to the Company's improved operating results, the acquisition of Showboat was completed on June 1, 1998, bringing properties in Atlantic City and East Chicago into the Company, each of which is expected to play an important role in expanding distribution and customer relationship opportunities with target customers. The Star City casino in Sydney, Australia, and the East Chicago partnership are accounted for as nonconsolidated subsidiaries and Harrah's share of operations will be reported separately in the Consolidated Condensed Income Statement and included in Equity in income (losses) of nonconsolidated subsidiaries. The Atlantic City Showboat's operations are consolidated. The Las Vegas Showboat property is not a strategic asset and is carried as an asset held for sale. The Showboat acquisition is being accounted for as a purchase whereby assets and liabilities are recorded at their market value and operating results are included only subsequent to the date of purchase.

     On April 1, 1998, Harrah's closed on an amended and restated bank credit facility, giving the Company the largest bank credit facility in the casino entertainment industry at $2.1 billion. This expanded facility provided the borrowing capacity necessary to fund the Showboat acquisition and related refinancing transactions, as well as the capacity to retire Harrah's 8 3/4% Notes (see Debt and Liquidity - Early Extinguishments of Debt).

DIVISION OPERATING RESULTS AND DEVELOPMENT PLANS
------------------------------------------------
Riverboat Division
------------------

                    Second Quarter  Percentage     Six Months Ended  Percentage
                    --------------   Increase/     ----------------   Increase/
(in millions)         1998    1997  (Decrease)        1998     1997  (Decrease)
                    ------  ------  ----------     -------   ------  ----------
Casino revenues     $162.5  $158.7      2.4%        $322.6   $306.7      5.2%
Total revenues       172.4   169.5      1.7%         342.6    326.8      4.8%
Operating profit      33.4    32.2      3.7%          69.0     61.3     12.6%
Operating margin      19.4%   19.0%     0.4pts        20.1%    18.8%     1.3pts

     Revenues and operating profit for the Division increased for second quarter 1998 over the comparable prior year period. During a portion of second quarter 1997, Harrah's operated a second property in the Tunica, Mississippi market, which was closed in May 1997. Harrah's operating results in most riverboat markets in which it competes have stabilized and show improvements over the prior year.

Chicagoland - Revenues increased 3.4% at Harrah's Joliet compared to the second quarter of 1997, however, operating profit declined 6.0% compared to the same period last year due to the impact of higher Illinois gaming taxes. Harrah's recently decided to proceed with plans for construction of a 12 story 204-suite hotel at this property. Estimated cost of this project is $29.1 million. Construction will begin in third quarter 1998 with projected completion in fourth quarter 1999.

         Second quarter results include Harrah's share of losses for the month of June from the partnership owning the East Chicago Showboat property. Harrah's owns a 55% non-controlling interest in the partnership and recorded losses from the partnership of $70 thousand for the month. These losses are reported separately in the Consolidated Condensed Income Statement and included in Equity in losses of nonconsolidated subsidiaries (see Other Factors Affecting Net Income).

Louisiana - Harrah's Shreveport's revenues and operating profit for second quarter 1998 were down slightly from the same period last year due to competitive conditions in the market. Despite increased competition in the market over the past two years, this property remains a stable performer. Construction has commenced on expanded parking facilities at Harrah's Shreveport, and the Company is evaluating the possible expansion of the facilities to include a hotel and additional restaurant and meeting facilities. Any expansion project is subject to the receipt of necessary regulatory approvals.

Mississippi - Combined second quarter revenues by Harrah's Mississippi properties declined from the prior year primarily due to the closure during second quarter 1997 of Harrah's original property in the Tunica market. Harrah's Vicksburg's operating profit increased 9.7% over second quarter 1997. Vicksburg's increases were offset by the decline in operating profit at the Tunica property, as a result of advertising programs to introduce the property's offerings to meet the needs of the Company's target customers. The Company continues to explore its options for the original Tunica property.

Missouri - Harrah's North Kansas City's revenues for second quarter 1998 were even with the same period in 1997; however, operating profit increased 5.1% over the same period last year. Despite the significant competitive capacity added to the market, Harrah's continues to lead the overall Kansas City market in profitability and most other measures of performance.

         Subsequent to the end of the second quarter the Company completed the acquisition for $12.5 million of various assets of a Kansas City competitor, including a 28,000 square foot casino riverboat, shoreside facilities, parking garage, certain land, all gaming equipment and computerized customer databases. Harrah's does not plan to operate a casino at the acquired location. Long-range plans for the riverboat, land and shoreside facilities have not been finalized.

         Harrah's St. Louis-Riverport casino reported a second quarter 1998 operating profit of $3.8 million. The St. Louis-Riverport entertainment complex in Maryland Heights, Missouri, a suburb of St. Louis, opened on March 11, 1997. The facility includes four riverboat casinos, two of which are owned and operated by Harrah's, and shoreside facilities jointly-owned with another casino company. Harrah's pro-rata share of the operating losses of the shoreside facilities joint venture was $2.7 million for the quarter and is reported separately in the Consolidated Condensed Income Statement and included in Equity in losses of nonconsolidated subsidiaries (see Other Factors Affecting Net Income).

Atlantic City
-------------

                     Second Quarter  Percentage  Six Months Ended  Percentage
                     --------------   Increase/  ----------------   Increase/
(in millions)          1998    1997  (Decrease)      1998    1997  (Decrease)
                     ------  ------  ----------  --------  ------  ----------
Casino revenues      $113.1   $80.2     41.0%      $192.1  $156.2     23.0%
Total revenues        123.8    88.4     40.0%       210.2   171.0     22.9%
Operating profit       27.7    20.1     37.8%        44.8    35.0     28.0%
Operating margin       22.4%   22.7%    (0.3)pts     21.3%   20.5%     0.8pts

     Harrah's Atlantic City achieved record revenues in second quarter 1998 and operating profit increased 5.9% over the same period last year. A new 416-room hotel tower opened in second quarter 1997 contributed to substantial incremental room nights sold at the property during second quarter 1998. 1998 results also include the post-acquisition operating results for the Atlantic City Showboat property.

In connection with its consideration of a further expansion of the Harrah's Atlantic City property, the Company continues to monitor the progress of efforts by other companies to develop new casino hotel projects in the Atlantic City Marina area.

Southern Nevada Division
------------------------

                    Second Quarter Percentage Six Months Ended Percentage -------------- Increase/ ---------------- Increase/
(in millions)         1998    1997  (Decrease)     1998     1997   (Decrease)
                    ------  ------  ----------   ------   ------   ----------
Casino revenues      $57.5   $44.0     30.7%     $115.4    $87.7      31.6%
Total revenues        87.3    68.7     27.1%      172.6    133.3      29.5%
Operating profit      13.1    10.4     26.0%       26.3     21.3      23.5%
Operating margin      15.0%   15.1%    (0.1)pts    15.2%    16.0%    (0.8)pts

    Record revenues in Southern Nevada for second quarter 1998 were driven by Harrah's Las Vegas where revenues were 40.4% over last year and a record high for that property. These results were driven by the extensive renovation and expansion completed in fourth quarter 1997 and the positive impact of customer loyalty and cross-market customer benefits like Harrah's Total
Gold program. Harrah's Laughlin reported stable revenues and operating profit for the second quarter.

         Showboat Las Vegas, which the Company has stated is a non-strategic asset, is being held as an asset for sale, and its results are reported accordingly.

         No definitive plans have been announced related to Harrah's previously announced interest in the construction or acquisition of an additional Las Vegas property, and there is no assurance the Company will construct or acquire such a property.

Northern Nevada Division
------------------------

                   Second Quarter Percentage Six Months Ended Percentage -------------- Increase/ ---------------- Increase/
(in millions)        1998    1997  (Decrease)      1998     1997  (Decrease)
                   ------  ------  ----------   -------   ------  ----------
Casino revenues     $54.4   $53.8     1.1 %      $100.3   $ 99.9     0.4 %
Total revenues       71.8    71.7     0.1 %       133.3    132.9     0.3 %
Operating profit      9.9    11.7   (15.4)%        13.7     16.9   (18.9)%
Operating margin     13.8%   16.3%   (2.5)pts      10.3%    12.7%   (2.4)pts

     In Northern Nevada, Harrah's matched the prior year's revenues, but operating profit declined 15.4% from the same period last year due in part to a one-time charge related to rebranding Harrah's Reno's Hampton Inn hotel as a Harrah's hotel.

Managed Casinos-Indian Lands
----------------------------

         Harrah's Indian gaming and other managed results were led by the addition of management fees from recently opened tribal-owned casinos for the Eastern Band of Cherokee in Cherokee, North Carolina, which opened in November 1997, and the Prairie Band of Potawatomi north of Topeka, Kansas, which opened in January 1998.

         Harrah's has announced that it will terminate its management agreement with the Upper Skagit Tribe and turn management of the casino, which is located on Indian lands near Seattle, Washington, over to the Skagit Tribe. Plans are to remove the Harrah's name from the casino during fourth quarter 1998. The Company does not expect the impact of the termination to be material to its financial statements.

     The agreements under which Harrah's manages casinos on Indian lands contain provisions required by law which provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs. In the event that insufficient cash flow is generated by the operations to fund this payment, Harrah's must pay the shortfall to the tribe. Such advances, if any, would be repaid to Harrah's in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. As of June 30, 1998, the aggregate monthly commitment pursuant to the contracts for the four Indian-owned facilities now open, which extend for periods of up to 54 months from June 30, 1998, was $1.2 million.


     See DEBT and LIQUIDITY section for further discussion of Harrah's guarantees of debt related to Indian projects.

Other Gaming Operations
-----------------------

         The Company ceased management of the Sky City casino complex in Auckland, New Zealand on June 30, 1998. Pursuant to a previously announced agreement with Sky City Limited, owner of the Sky City facility, Harrah's management contract was bought out and the $10.6 million termination fee was recorded in second quarter.

         With the consummation of the Showboat acquisition on June 1, 1998, Harrah's assumed management of the Star City casino in Sydney, Australia, and will account for management fees, as well as the equity income of the related investment, in arrears.

         During first quarter 1998, the Company launched the first brand advertising campaign by a casino company and introduced its new attraction strategy aimed at the Company's target customer segment. A portion of the planned cost of the brand advertising campaign is being funded by the displacement of advertising and marketing dollars spent by the individual properties in the past. Second quarter 1998 costs for the campaign in excess of the amounts contributed to this effort by the properties totaled approximately $4.9 million.

Other Factors Affecting Net Income
----------------------------------

                                Second Quarter Percentage  Six Months Ended Percentage
(Income)/Expense               --------------   Increase/  ----------------   Increase/
(in millions)                    1998    1997  (Decrease)      1998    1997  (Decrease)
                               ------   -----  ----------    ------  ------  ----------
Development costs                $2.1    $2.7   (22.2)%       $ 3.9   $ 4.7   (17.0)%
Project opening costs             3.3     0.5     N/M           6.0     8.0   (25.0)%
Corporate expense                 8.9     8.1     9.9 %        15.6    15.7    (0.6)%
Equity in losses of
  nonconsolidated affiliates      3.5     3.2     9.4 %         6.3     5.4    16.7 %
Write-downs and reserves          1.8       -     N/M           1.8       -     N/M
Venture restructuring costs       1.5     2.7   (44.4)%         2.5     4.2   (40.5)%
Interest expense, net            25.6    20.3    26.1 %        44.9    38.1    17.8 %
Gain on sale of equity
  interest in subsidiary        (13.1)      -     N/M         (13.1)      -     N/M
Other income                     (1.4)   (3.1)  (54.8)%        (5.5)   (6.2)  (11.3)%
Effective tax rate               36.6%   37.9%   (1.3)pts      36.6%   38.0%   (1.4)pts
Minority interests                1.7     1.9   (10.5)%       $ 3.8   $ 3.8     0.0 %
Extraordinary losses, net
  of income taxes                16.6     8.1   104.9 %        18.3     8.1   125.9 %

     Project opening costs for second quarter 1998 include costs incurred in connection with an initiative to develop, implement and refine the strategies and employee training programs designed to better focus the Company on serving its targeted customers. 1997 project opening costs related to the expansion and renovation project at Harrah's Las Vegas.

     Corporate expense increased 9.9% in second quarter 1998 from the prior year level but decreased 0.6% for the six months ended June 30, 1998, compared to that same period of the prior year.

     Equity in losses of nonconsolidated affiliates consists of losses from the St. Louis shoreside facilities joint venture, from the East Chicago Showboat partnership and from the Company's investments in an in-flight gaming company and a restaurant affiliate. During second quarter Harrah's sold its remaining investment in the restaurant affiliate and recognized a gain on the sale of $13.1 million.

     Write-downs and reserves represent charges accrued in connection with the planned termination of a development contract.

     Venture restructuring costs represent Harrah's costs, including legal fees, associated with the on-going development of a reorganization plan for the New Orleans casino (see Harrah's Jazz Company section).

     Interest expense increased in second quarter 1998 over 1997, primarily as a result of increased borrowings to finance the Showboat acquisition.

     Other income decreased in second quarter 1998 due to lower interest income earned by the Company on the cash surrender value of certain life insurance policies.

     The effective tax rates for all periods are higher than the federal statutory rate primarily due to state income taxes.

     Minority interests reflects joint venture partner's share of income at a riverboat casino and decreased in 1998 from the prior year as a result of lower earnings from that riverboat.

     The extraordinary losses reported in second quarter 1998 and in the second quarter of 1997 are due to the early extinguishments of debt and include the premiums paid to the holders of the debt retired and the write-off of related unamortized deferred finance charges. (See Debt and Liquidity - Early Extinguishments of Debt.)

HARRAH'S JAZZ COMPANY
---------------------

     For an update of the status of the efforts to reorganize Harrah's Jazz Company, which filed a petition for relief under Chapter 11 of the Bankruptcy Code on November 22, 1995, see Note 8 to the accompanying Consolidated Condensed Financial Statements.

CAPITAL SPENDING AND DEVELOPMENT
--------------------------------

Standby Equity Commitment
-------------------------

     Showboat entered into a standby equity commitment which requires that if, during the first three Operating Years (as defined), the Combined Cash Flow (as defined) of its 55% owned subsidiary, Showboat Marina Casino Partnership ("SMCP"), is less than $35.0 million, the Company will be required to make additional capital contributions to SMCP in the lesser of (a) $15.0 million, or (b) the difference between the $35.0 million and the Operating Year's Combined Cash Flow. The Company assumed this obligation in connection with its acquisition of Showboat. The Company's aggregate potential obligation under the standby equity commitment is $30.0 million. SMCP anticipates that the Combined Cash Flow of SMCP for the first four full quarters of operation will not achieve the $35.0 million threshold and Showboat will be required to contribute approximately $14.0 million under the standby equity commitment. As of June 30, 1998, the Company has contributed $1.0 million to SMCP as part of this standby equity commitment. There can be no assurance that the Combined Cash flow for any future Operating year will exceed $35.0 million and that the Company will not be required to make additional capital contributions to SMCP in accordance with the standby equity commitment. The standby equity commitment is subject to certain limitations, qualifications, and exceptions.

Year 2000
---------

     The Company is continuing to address the issues which exist related to the approach of the year 2000, and, in particular, the potential impact of that event on the date-sensitive systems, including information technology software and hardware, facilities, and electronic equipment, that are essential to its operations. During 1997, the Company evaluated its various systems to determine whether or not those systems were Year 2000 compliant and implemented its plan to update those systems. Also during 1997, Showboat separately evaluated its systems for this same purpose. In anticipation of the completion of Harrah's acquisition of Showboat, the Company further reviewed the Year 2000 systems issues identified by Showboat and incorporated those findings into the plans to integrate the Showboat properties into the Company's systems. In addition, the Company is currently in process of confirming the Year 2000 readiness of its significant suppliers.

     Based upon its efforts to date and the status of the plans to address identified issues, the Company believes that its business critical systems are compliant or will be made compliant by mid-1999. The costs of addressing the Company's Year 2000 issues have not been and are not expected to be material to the Company's results of operations or financial position. However, should the Company and/or its significant suppliers fail to correct material year 2000 issues, such failure could have a significant impact on the Company's ability to operate as it did before year 2000. In such an event, the Company will develop contingency plans designed to minimize any impact to the extent possible. The impact on the Company's operating results of such failures and of any contingency plans to be designed to address such events cannot be determined at this time.

Airline Investment
------------------

     Subsequent to the end of second quarter 1998, Harrah's announced that it had invested $15 million in a new airline to be based in Las Vegas. In addition to obtaining a 19.9% voting interest in the airline, Harrah's has also entered into a marketing agreement to support joint promotions involving the airline and Harrah's Las Vegas.

Summary
-------

     In addition to the specific development and expansion projects discussed in the Division Operating Results and Development Plans section, Harrah's performs on-going refurbishment and maintenance at its casino entertainment facilities in order to maintain the Company's quality standards. Harrah's also continues to pursue development and acquisition opportunities for additional casino entertainment facilities that meet its strategic and return on investment criteria. Prior to the receipt of necessary regulatory approvals, the costs of pursuing development projects are expensed as incurred. Construction-related costs incurred after the receipt of necessary approvals are capitalized and depreciated over the estimated useful life of the resulting asset. Project opening costs are expensed as incurred.

     The Company's planned development projects, if they go forward, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. Cash needed to finance projects currently under development as well as additional projects being pursued by Harrah's are expected to be made available from operating cash flows, the Bank Facility (see Debt and Liquidity section), joint venture partners, specific project financing, guarantees by Harrah's of third party debt and, if necessary, additional Harrah's debt and/or equity offerings. Harrah's capital spending for the first six months of 1998, excluding the Showboat acquisition, totaled approximately $103.3 million. Estimated total capital expenditures for 1998 are expected to be between $250 million and $280 million, excluding the possible purchase or construction of an additional Las Vegas property and the possible second phase of Harrah's Atlantic City expansion.


DEBT AND LIQUIDITY
------------------

Bank Facility
-------------

    On April 1, 1998, the Company's revolving credit facility (the "Bank Facility") was amended and restated to increase total borrowing capacity to $2.1 billion and to modify the debt covenants. As of June 30, 1998, $1.78 billion in borrowings were outstanding under the Bank Facility, with an additional $28.6 million committed to back letters of credit. After consideration of these borrowings, $315.5 million of additional borrowing capacity was available to the Company as of June 30, 1998. Pursuant to the terms of the Bank Facility, the available capacity is scheduled to be reduced by $50 million in July 1998.

Early Extinguishments of Debt
----------------------------

     On May 1, 1998, Harrah's principal operating subsidiary, Harrah's Operating Company, Inc. ("HOC"), redeemed all $200 million of its 8 3/4% Senior Subordinated Notes due 2002 (the "Notes") at a call price of 102.0%, plus accrued and unpaid interest through the May 1, 1998, redemption date. The Company retired the Notes using proceeds from its amended and restated

Bank Facility. Redemption of the 8 3/4% Notes using funds drawn under the Bank Facility reduced interest costs on this $200 million by approximately 2.5 percentage points, based on current rates. An extraordinary charge, net of tax, of $3.3 million was recorded during second quarter 1998 in conjunction with this early extinguishment of debt.

         On June 15, 1998, Harrah's newly acquired subsidiary, Showboat, Inc., redeemed approximately $218.6 million face amount of its 9 1/4% First Mortgage Bonds due 2008 and approximately $117.9 million face amount of its 13% Senior Notes due 2009 (collectively, the "Showboat Notes"). Harrah's recorded the liabilities assumed in the Showboat acquisition, including the Showboat Notes, at their fair value as of the consummation date of the transaction. The difference between the consideration paid to the holders of the Showboat Notes pursuant to this tender offer and the fair value of the Showboat Notes on the consummation date together with the cost of conducting the tender offer, were recorded by Harrah's in the second quarter as an extraordinary losses of $13.3 million, net of tax.

         Concurrently with the tender offer, Harrah's solicited consents from the holders of the Notes to amend the respective Indentures governing each of the Notes to eliminate or modify substantially all of the negative covenants, certain events of default, and to make certain other changes to the Indentures. Tenders and consents were received by a majority in aggregate principal amount outstanding of each series of Notes, thereby consenting to the amendment of the respective Indentures.

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

     For more information regarding the Company's interest rate swap agreements as of June 30, 1998, please see Note 4 to the accompanying Consolidated Condensed Financial Statements.

Guarantees of Third Party Debt
------------------------------

     As part of a transaction whereby Harrah's retained an option to a site for a casino should casino gaming have been authorized in the jurisdiction, Harrah's guaranteed a third party's $22.9 million variable rate bank loan, which matured on February 28, 1998. During first quarter 1998, the third party defaulted on the repayment of the debt and the Company has purchased the loan in accordance with the provisions of its guarantee. The Company has a security interest in certain assets of the third party including real estate owned by the third party and stock of the third party. Subsequent to the end of second quarter 1998, the Company accepted title to the real estate in settlement of $9 million of the outstanding receivable balance. Negotiations to resolve the remaining receivable balance continue. No reserve has been recorded based upon management's current analysis of the value of the underlying collateral.

     As described in the Division Operating Results and Development Plans--Managed Casino--Indian Lands section, Harrah's may guarantee all or part of the debt incurred by Indian tribes with which Harrah's has entered a management contract to fund development of casinos on the Indian lands. For all existing guarantees of Indian debt, Harrah's has obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, the value of such property would satisfy Harrah's obligations in the event these guarantees were enforced. Additionally, Harrah's has received limited waivers from the Indian tribes of their sovereign immunity to allow Harrah's to pursue its rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken. The aggregate outstanding balance of such debt as of June 30, 1998, was $123.7 million.

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

Industry Consolidation
----------------------

     As evidenced by a number of recent public announcements by casino entertainment companies of plans to acquire or be acquired by other companies, including Harrah's acquisition of Showboat, consolidation in the gaming industry is now underway. The Company believes it is well-positioned to, and may from time to time, pursue additional strategic acquisitions to further enhance its distribution, strengthen its access to target customers and leverage its technological and centralized services infrastructure.

Political Uncertainties
-----------------------

     The casino entertainment industry is subject to political and regulatory uncertainty. In 1996, the U.S. government formed a federal commission to study gambling in the United States, including the casino gaming industry. At this time, the ultimate impact that the commission will have on the industry is uncertain. From time to time, individual jurisdictions have also considered legislation which could adversely impact Harrah's operations, and the likelihood or outcome of similar legislation in the future is difficult to predict.


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

INTERCOMPANY DIVIDEND RESTRICTION
---------------------------------

     Agreements governing the terms of its debt require Harrah's to abide by covenants which, among other things, limit HOC's ability to pay dividends and make other restricted payments, as defined, to Harrah's. The amount of HOC's net assets which are restricted by these covenants was approximately $779.6 million at June 30, 1998. Harrah's principal asset is the stock of HOC, a wholly-owned subsidiary which holds, directly and through subsidiaries, the principal assets of Harrah's businesses. Given this ownership structure, these restrictions should not impair Harrah's ability to conduct its business through its subsidiaries or to pursue its development plans.

RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------

     The Company is currently evaluating the provisions of two recently issued accounting pronouncements. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative financial instruments. The provisions of SFAS No. 133 require that a company recognize all derivatives as either assets or liabilities on its balance sheet and that the instrument be valued at its fair value. The Statement also defines the criteria and conditions which govern the recognition of subsequent changes in the fair value of the instrument as being either balance sheet or income statement events. SFAS No. 133 is effective for years beginning after June 15, 1999.

     The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 requires that the costs of all start-up activities, as defined in the SOP, be expensed as incurred. The SOP is effective for years beginning after December 15, 1998.

     The Company does not expect the adoption of these pronouncements to materially impact its results of operations or financial position.

PRIVATE SECURITIES LITIGATION REFORM ACT
----------------------------------------

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission ("SEC") (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking. These include statements relating to the following activities, among others: (A) operations and expansions of existing properties, including future performance, anticipated scope and opening dates of expansions; (B) planned development of casinos that would be owned or managed by the Company and the pursuit of strategic acquisitions; (C) the proposed plan of reorganization and its various facets for New Orleans; (D) planned capital expenditures for 1998 and beyond; (E) the possible acquisition or construction of an additional property in Las Vegas; (F) the impact of the WINet and Total Gold Card Programs; (G) any future impact the Showboat acquisition; and (H) Year 2000 compliance plans. These activities involve important factors that could cause actual results to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. These include, but are not limited to, the following factors as well as other factors described from time to time in the Company's reports filed with the SEC: construction factors, including zoning issues, environmental restrictions, soil conditions, weather and other hazards, site access matters and building permit issues; access to available and feasible financing; regulatory, licensing and other government approvals, third party consents and approvals, and relations with partners, owners and other third parties; conditions of credit markets and other business and economic conditions; litigation, judicial actions and political uncertainties, including gaming legislative action and taxation; actions or inactions of suppliers and vendors regarding Year 2000; and the effects of competition including locations of competitors and operating and marketing competition. Any forward looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

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

     On November 21, 1997, Eddie Sapir and Eddie Sapir Inter Vivos Trust No. 1 filed suit against certain individuals and entities, including the Company. The action is styled EDDIE SAPIR V. BANKER'S TRUST COMPANY, ET AL. and was filed in the Civil District Court for the Parish of Orleans, No. 97-20643. The complaint has not yet been served on the Company. Nonetheless, the Company removed the action and asked that it be transferred to the Bankruptcy Court for the Eastern District of Louisiana for consolidation with the IN RE HARRAH'S JAZZ COMPANY bankruptcy proceeding. The complaint purports to state claims for detrimental reliance, civil law equity, negotiorum guestro, unjust enrichment, breach of covenant, quantum meruit, anticipatory breach of contract, abuse of right, intentional interference with contract and negligent misrepresentation. After several status calls, the matter was put on "administrative hold" by the District Court. If the action is ever served on the Company, the Company intends to defend the action vigorously.

Missouri
--------

     On November 25, 1997, the Missouri Supreme Court issued a ruling in AKIN V. MISSOURI GAMING Commission that defined the state constitutional requirements for floating casino facilities in artificial basins. Subsequently, the Missouri Gaming Commission attempted to issue disciplinary resolutions that effectively would have amended the gaming licenses of the Company's Missouri casinos, and numerous other floating casino facilities in the Commission's jurisdiction, to preclude games of chance, subject to evidentiary hearings that were to be held if the licensees filed appeals to prove compliance with the Supreme Court's ruling. Prior to the Commission's action, Harrah's and other licensees filed petitions in the Circuit Court of Cole County, Missouri, and succeeded in having the Court issue an order restraining the Commission from taking any such disciplinary action. The Commission appealed to the Missouri Supreme Court which, on May 28, 1998, lifted the lower court's restraining order. On June 18, the Commission reissued its proposed disciplinary resolutions. All affected licensees, including Harrah's and Players, filed timely appeals of the proposed disciplinary resolutions. The Commission has not scheduled any hearings as of this time. Harrah's has also filed suit seeking declaratory judgment that its gaming facilities meet the state constitutional mandates as established by the Missouri Supreme Court. Finally, it is expected that, pending verification of over 200,000 signatures submitted in support of a ballot initiative, the people of the State of Missouri will vote on November 3, 1998, to amend the State's Constitution to deem all floating casino facilities in compliance with state law.

          Item 4. Submission of Matters To a Vote of Security Holders
          -----------------------------------------------------------

     The Company held its annual stockholders meeting on May 1, 1998. The following matters were voted upon at the meeting:

1.  Election of Class II Directors
    ------------------------------
                                                   Votes Cast
                                         ------------------------
                                                       Against or
          Name of Director Elected         For           Withheld
         -------------------------         ---           --------
        Ralph Horn                       88,379,479       895,531
        Philip G. Satre                  88,307,066       967,944
        Boake A. Sells                   88,358,936       916,074

         Name of Each Other Director Whose Term of
         Office as Director Continued After the Meeting
         ----------------------------------------------
              Susan Clark-Johnson
              James B. Farley
              Joe M. Henson
              R. Brad Martin
              Walter J. Salmon
              Eddie N. Williams

2.  Approve amendments to
    the Company's Stock               Against or
    Option Plan             For        Withheld    Abstentions
    ---------------------   ---        --------    -----------
                         57,511,250   17,378,080     560,850

3.  Approve amendments to                Against or
    the Company's              For        Withheld    Abstentions
    Restricted Stock Plan      ---        --------    -----------
    ---------------------   57,851,623   16,991,224      607,333

4.  Ratification of Arthur                Against or
    Andersen LLP as the        For         Withheld   Abstentions
    Company's independent      ---         --------   -----------
    public accountants      88,938,878      181,628      154,504
    for the 1998 calendar
    year
    ----------------------

                             Item 5.  Other Information
                             --------------------------

    Under the Company's bylaws, shareholder proposals submitted outside the process of Rule 14a-8 under the Exchange Act must be received by March 8, 1999, or they will be considered untimely.


                     Item 6.  Exhibits and Reports on Form 8-K
                     ------------------------------------------

(a) Exhibits

    *EX-4.1 Press Release dated April 1, 1998 -- Harrah's Calls Notes for Redemption; Closes Bank Facility.

    *EX-4.2 Press Release dated May 13, 1998 -- Harrah's Commences Tender for Showboat, Inc.

    *EX-4.3 Press Release dated May 26, 1998 -- Harrah's Revises Tender for Showboat Senior Subordinated Notes No Change In First Mortgage Bonds.

    *EX-4.4 Press Release dated May 28, 1998 - Harrah's receives Requisite Consents for Showboat First Mortgage Bonds.

    *EX-4.5 Press Release dated May 29, 1998 -- Harrah's Receives Requisite Consents for Showboat Senior Subordinated Notes.

    *EX-4.6 Press Release dated June 9, 1998 -- Harrah's Prices Tender Offer for Showboat First Mortgage Bonds and Senior Subordinated Notes.

    *EX-4.7 Press Release dated June 11, 1998 -- Harrah's Completes Tender Offer for Showboat First Mortgage Bonds and Senior Subordinated Notes.

    *EX-4.8 5 Year Credit Agreement among Harrah's Entertainment, Inc., Harrah's Operating Company, Inc., Certain Subsidiaries of Harrah's Operating Company, Inc., Various Banks, Canadian Imperial Bank of Commerce and Societe Generale, as Co-Syndication Agents, Bank of America National Trust and Savings Association, as Documentation Agent, and Bankers Trust Company, as Administrative Agent, dated as of July 22, 1993 and Amended and Restated as of June 9, 1995 and further Amended and Restated as of April 1, 1998.

    *EX-4.9 364 Day Credit Agreement among Harrah's Entertainment, Inc., Harrah's Operating Company, Inc., Certain Subsidiaries of Harrah's Operating Company, Inc., Various Banks, Canadian Imperial Bank of Commerce and Societe Generale, as Co-Syndication Agents, Bank of America National Trust and Savings Association, as Documentation Agent, and Bankers Trust Company, as Adminstrative Agent, dated as of June 9, 1995 and Amended and Restated as of April 1, 1998.

    *EX-4.10 Indenture dated May 18, 1993, for the 9 1/4% First Mortgage Bonds due 2008 among Showboat, Inc., Ocean Showboat, Inc., Atlantic City Showboat, Inc., Showboat Operating Company, and IBJ Schroder Bank & Trust Company; Guaranty by Ocean Showboat Operating Company in favor of IBJ Schroder Bank & Trust Company and Form of Bond Certificate for the 9 1/4% First Mortgage Bonds due 2008.

     EX-4.11 First Supplemental Indenture dated July 18, 1994, for the 9 1/4% First Mortgage Bonds due 2008 among Showboat, Inc., Ocean Showboat, Inc., Atlantic City Showboat, Inc., Showboat Operating Company and IBJ Schroder Bank & Trust Company is incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended December 31, 1994, Exhibit 4.02.

     EX-4.12 Indenture dated August 10, 1994, for the 13% Senior Subordinated Notes due 2009 among Showboat, Inc., Ocean Showboat, Inc., Atlantic City Showboat, Inc., Showboat Operating Company, and Marine Midland Bank; Guaranty by Ocean Showboat, Inc., Atlantic City Showboat, Inc. and Showboat Operating Company in favor of Marine Midland Bank; and Form of Note Certificate for the 13% Senior Subordinated Notes due 2009, are incorporated herein by reference to Showboat, Inc.'s Form 8-K (file no. 1-7123) dated August 10, 1994, Exhibit 4.01.

     EX-4.13 Indenture dated as of March 28, 1996, among Showboat Marina Casino Partnership, Showboat Marina Finance Corporation, Donaldson, Lufkin & Jenrette Securities Corporation, Nomura Securities International, Inc., Bear, Stearns & Co., Inc. and American Bank National Association, as trustee, relating to the 13 1/2 Series A and Series B First Mortgage Notes due 2003, is incorporated herein by reference to Showboat, Inc.'s Form 10-Q (file no. 1-7123) for the six month period ended June 30, 1996,
              Exhibit 4.01.

    *EX-4.14 Second Supplemental Indenture dated as of May 27, 1998 to Indenture dated as of May 18, 1993, for $275,000,000 9 1/4% First Mortgage Bonds due 2008 of Showboat, Inc., Issuer, Ocean Showboat, Inc., Atlantic City Showboat, Inc. and Showboat Operating Company, Guarantors, and IBJ Schroder Bank & Trust Company as Trustee.

    *EX-4.15 First Supplemental Indenture dated as of May 28, 1998 to Indenture dated as of August 10, 1994 for $120,000,000 13% Senior Subordinated Notes due 2009 of Showboat, Inc., Company, Ocean Showboat, Inc., Atlantic City Showboat, Inc., and Showboat Operating Company, Guarantors, and Marine Midland Bank as Trustee.

     EX-4.16 Agreement of Purchase and Sale by and between Sun International and Showboat Land LLC, dated January 29, 1998; Assignment and Assumption of Lease by and between Sun International and Showboat Land LLC, dated January 27, 1998; Landlord Estoppel Certificate by Sun International to Atlantic City Showboat, Inc. dated January 27, 1998; Tenant Estoppel Certificate by Atlantic City Showboat, Inc. to Sun International dated January 27, 1998, incorporated herein by reference from Showboat, Inc.'s Form 10-K, (file no. 1-7123) for the year ended December 31, 1997, Exhibit 10.36.

     EX-4.17 Mortgage and Security Agreement by and between Column Financial, Inc. and Showboat Land LLC, dated January 29, 1998; Promissory
              Note in the pincipal amount of $100,000,000 in favor of Column Financial Inc. by Showboat Land LLC, dated January 29, 1998; Cash Management Agreement by and between Column Financial, Inc. and Showboat Land LLC dated January 28, 1998; Guranty of Lease by and between

              Showboat, Inc. and Column Financial, Inc. dated January 29, 1998; Environmental Indemnity Agreement by and between Column Financial, Inc., Showboat Land LLC and Atlantic City Showboat, Inc. dated January 29, 1998; Assignment of Leases and Rents by and between Column Financial Inc. and Showboat Land LLC, dated January 29, 1998; Tenant Estoppel Certificate by Atlantic City Showboat, Inc. to Column Financial, Inc. and Showboat Land LLC, dated January 29, 1998; Promissory Note Clarification Agreement dated January 29, 1998 between Column Financial, Inc. and Showboat Land LLC; and Lease Clarification Agreement dated February 13, 1998 among Showboat Land LLC and Atlantic City Showboat, Inc., incorporated herein by reference from Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended December 31, 1997, Exhibit 10.37.

    *EX-10.1 Employment Agreement between Harrah's Entertainment, Inc. and J. Kell Houssels, III dated June 1, 1998.

     EX-10.2 Showboat, Inc. Supplemental Executive Retirement Plan effective April 1, 1994, is incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended December 31, 1994, Exhibit 10.37.

     EX-10.3 Showboat, Inc. Restoration Plan effective April 1, 1994, is incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended December 31, 1994, Exhibit 10.38.

    *EX-10.4 Amendment to the Restoration Plan For Employees of Showboat, Inc. dated March 7, 1997.

    *EX-10.5 Amendment to the Restoration Plan For Employees of Showboat, Inc. dated May 12, 1998.

    *EX-10.6 Amendment dated April 30, 1998 to the Harrah's Entertainment, Inc. Executive Deferred Compensation Plan.

    *EX-10.7 Amendment to the Harrah's Entertainment, Inc. 1990 Stock Option Plan dated April 30, 1998.

    *EX-10.8 Amendment to the Harrah's Entertainment, Inc. 1990 Restricted Stock Plan dated April 30, 1998.

    *EX-10.9  Description of Terms of Stock Option and TARSAP Grants for Gary
              W. Loveman on April 30, 1998.

    *EX-11    Computation of per share earnings.

    *EX-27    Financial Data Schedule.


*Filed herewith.

(b) A Form 8-K was filed by the Company on June 16, 1998, reporting the consummation of the acquisition of Showboat, Inc.

                                     Signature
                                     ---------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             HARRAH'S ENTERTAINMENT, INC.



August 7, 1998               BY:  /s/ JUDY T. WORMSER
                                  -----------------------
                                  Judy T. Wormser
                                  Vice President and Controller
                                  (Chief Accounting Officer)

                                   Exhibit Index
                                   -------------


                                                      Sequential
Exhibit No.             Description                   Page No.
-----------   -------------------------------         ----------

 EX-4.1       Press Release dated April 1,
              1998 -- Harrah's Calls Notes
              for Redemption; Closes Bank
              Facility.

 EX-4.2       Press Release dated May 13,
              1998 -- Harrah's Commences
              Tender for Showboat, Inc.

 EX-4.3       Press Release dated May 26,
              1998 -- Harrah's Revises
              Tender for Showboat Senior
              Subordinated Notes No Change
              In First Mortgage Bonds.

 EX-4.4       Press Release dated May 28,
              1998 -  Harrah's receives
              Requisite Consents for
              Showboat First Mortgage Bonds.

 EX-4.5       Press Release dated May 29,
              1998 -- Harrah's Receives
              Requisite Consents for
              Showboat Senior Subordinated
              Notes.

 EX-4.6       Press Release dated June 9,
              1998 -- Harrah's Prices Tender
              Offer for Showboat First
              Mortgage Bonds and Senior
              Subordinated Notes.

 EX-4.7       Press Release dated June 11,
              1998 -- Harrah's Completes
              Tender Offer for Showboat
              First Mortgage Bonds and
              Senior Subordinated Notes.

 EX-4.8       5 Year Credit Agreement among
              Harrah's Entertainment, Inc.,
              Harrah's Operating Company,
              Inc., Certain Subsidiaries of
              Harrah's Operating Company, Inc.,
              Various Banks, Canadian Imperial
              Bank of Commerce and Societe
              Generale, as Co-Syndication
              Agents, Bank of America National
              Trust and Savings Association,
              as Documentation Agent, and
              Bankers Trust Company, as
              Administrative Agent, dated as
              of July 22, 1993 and Amended and
              Restated as of June 9, 1995 and
              further Amended and Restated
              as of April 1, 1998.

 EX-4.9       364 Day Credit Agreement among
              Harrah's Entertainment, Inc.,
              Harrah's Operating Company,
              Inc., Certain Subsidiaries of
              Harrah's Operating Company,
              Inc., Various Banks, Canadian
              Imperial Bank of Commerce and
              Societe Generale, as Co-
              Syndication Agents, Bank of
              America National Trust and
              Savings Association, as
              Documentation Agent, and
              Bankers Trust Company, as
              Adminstrative Agent, dated as
              of June 9, 1995 and Amended
              and Restated as of April 1, 1998.

 EX-4.10      Indenture dated May 18, 1993,
              for the 9 1/4% First Mortgage
              Bonds due 2008 among Showboat,
              Inc., Ocean Showboat, Inc.,
              Atlantic City Showboat, Inc.,
              Showboat Operating Company,
              and IBJ Schroder Bank & Trust
              Company; Guaranty by Ocean
              Showboat Operating Company in
              favor of IBJ Schroder Bank &
              Trust Company and Form of Bond
              Certificate for the 9 1/4%
              First Mortgage Bonds due 2008.

 EX-4.11      First Supplemental Indenture
              dated July 18, 1994, for the
              9 1/4% First Mortgage Bonds due
              2008 among Showboat, Inc.,
              Ocean Showboat, Inc., Atlantic
              City Showboat, Inc., Showboat
              Operating Company and IBJ
              Schroder Bank & Trust Company
              is incorporated herein by
              reference to Showboat, Inc.'s
              Form 10-K (file no. 1-7123)
              for the year ended December 31,
              1994, Exhibit 4.02.

 EX-4.12      Indenture dated August 10, 1994,
              for the 13% Senior Subordinated
              Notes due 2009 among Showboat,
              Inc., Ocean Showboat, Inc.,
              Atlantic City Showboat, Inc.,
              Showboat Operating Company, and
              Marine Midland Bank; Guaranty
              by Ocean Showboat, Inc.,
              Atlantic City Showboat, Inc.
              and Showboat Operating Company
              in favor of Marine Midland Bank;
              and Form of Note Certificate for
              the 13% Senior Subordinated
              Notes due 2009, are incorporated
              herein by reference to Showboat,
              Inc.'s Form 8-K (file no. 1-7123)
              dated August 10, 1994, Exhibit 4.01.

 EX-4.13      Indenture dated as of March 28,
              1996, among Showboat Marina
              Casino Partnership, Showboat
              Marina Finance Corporation,
              Donaldson, Lufkin & Jenrette
              Securities Corporation, Nomura
              Securities International, Inc.,
              Bear, Stearns & Co., Inc. and
              American Bank National Association,
              as trustee, relating to the
              13 1/2 Series A and Series B
              First Mortgage Notes due 2003,
              is incorporated herein by
              reference to Showboat, Inc.'s
              Form 10-Q (file no. 1-7123)
              for the six month period
              ended June 30, 1996, Exhibit 4.01.

 EX-4.14      Second Supplemental Indenture
              dated as of May 27, 1998 to
              Indenture dated as of May 18,
              1993, for $275,000,000 9 1/4%
              First Mortgage Bonds due 2008 of
              Showboat, Inc., Issuer, Ocean
              Showboat, Inc., Atlantic City
              Showboat, Inc. and Showboat
              Operating Company, Guarantors,
              and IBJ Schroder Bank & Trust
              Company as Trustee.

 EX-4.15      First Supplemental Indenture
              dated as of May 28, 1998 to
              Indenture dated as of August 10,
              1994 for $120,000,000 13%
              Senior Subordinated Notes due
              2009 of Showboat, Inc., Company,
              Ocean Showboat, Inc., Atlantic
              City Showboat, Inc., and
              Showboat Operating Company,
              Guarantors, and Marine Midland
              Bank as Trustee.

 EX-4.16      Agreement of Purchase and Sale by
              and between Sun International and
              Showboat Land LLC, dated January 29,
              1998; Assignment and Assumption
              of Lease by and between Sun
              International and Showboat Land
              LLC, dated January 27, 1998;
              Landlord Estoppel Certificate by Sun
              International to Atlantic City
              Showboat, Inc. dated January 27,
              1998; Tenant Estoppel Certificate
              by Atlantic City Showboat, Inc. to
              Sun International dated January 27,
              1998, incorporated herein by
              reference from Showboat, Inc.'s
              Form 10-K, (file no. 1-7123) for the
              year ended December 31, 1997,
              Exhibit 10.36.

 EX-4.17      Mortgage and Security Agreement by
              and between Column Financial, Inc.
              and Showboat Land LLC, dated
              January 29, 1998; Promissory Note
              in the pincipal amount of $100,000,000
              in favor of Column Financial Inc. by
              Showboat Land LLC, dated January 29,

              1998; Cash Management Agreement by
              and between Column Financial, Inc.
              and Showboat Land LLC dated January 28,
              1998; Guranty of Lease by and between
              Showboat, Inc. and Column Financial,
              Inc. dated January 29, 1998;
              Environmental Indemnity Agreement by
              and between Column Financial, Inc.,
              Showboat Land LLC and Atlantic City
              Showboat, Inc. dated January 29, 1998;
              Assignment of Leases and Rents by and
              between Column Financial Inc. and
              Showboat Land LLC, dated January 29,
              1998; Tenant Estoppel Certificate by
              Atlantic City Showboat, Inc. to Column
              Financial, Inc. and Showboat Land LLC,
              dated January 29, 1998; Promissory Note
              Clarification Agreement dated January 29,
              1998 between Column Financial, Inc.
              and Showboat Land LLC; and Lease
              Clarification Agreement dated February 13,
              1998 among Showboat Land LLC and Atlantic
              City Showboat, Inc., incorporated herein by reference from Showboat, Inc.'s Form
              10-K (file no. 1-7123) for the year
              ended December 31, 1997, Exhibit 10.37.

 EX-10.1      Employment Agreement between Harrah's
              Entertainment, Inc. and J. Kell
              Houssels, III dated June 1, 1998.

 EX-10.2      Showboat, Inc. Supplemental Executive
              Retirement Plan effective April 1, 1994, is incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no.
              1-7123) for the year ended December 31,
              1994, Exhibit 10.37.

 EX-10.3      Showboat, Inc. Restoration Plan effective
              April 1, 1994, is incorporated herein by reference to Showboat, Inc.'s Form 10-K
              (file no. 1-7123) for the year ended
              December 31, 1994, Exhibit 10.38.

 EX-10.4      Amendment to the Restoration Plan For
              Employees of Showboat, Inc. dated
              March 7, 1997.

 EX-10.5      Amendment to the Restoration Plan For
              Employees of Showboat, Inc. dated
              May 12, 1998.

 EX-10.6      Amendment dated April 30, 1998 to
              the Harrah's Entertainment, Inc. Executive
              Deferred Compensation Plan.

 EX-10.7      Amendment to the Harrah's Entertainment,
              Inc. 1990 Stock Option Plan dated April
              30, 1998.

 EX-10.8      Amendment to the Harrah's Entertainment,
              Inc. 1990 Restricted Stock Plan dated
              April 30, 1998.

 EX-10.9      Description of Terms of Stock Option
              and TARSAP Grants for Gary W.
              Loveman on April 30, 1998.

 EX-11        Computation of per share earnings.

 EX-27.1      Financial Data Schedule.

 EX-27.2      Financial Data Schedule.

 EX-27.3      Financial Data Schedule.

 EX-27.4      Financial Data Schedule.

 EX-27.5      Financial Data Schedule.

 EX-27.6      Financial Data Schedule.

 EX-27.7      Financial Data Schedule.