Form 10-Q
period 1998-09-30
HARRAHS ENTERTAINMENT INC
filed 1998-11-13
CIK 858339

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

     At September 30, 1998, there were outstanding 101,472,081 shares of the Company's Common Stock.





                                  Page 1 of 57

                              Exhibit Index Page 44

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

                          HARRAH'S ENTERTAINMENT, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
(In thousands, except share amounts)

                                                                                    Sept. 30,              Dec. 31,
                                                                                        1998                  1997
                                                                                  ----------            ----------
ASSETS
Current assets
  Cash and cash equivalents                                                       $  128,745            $  116,443
  Receivables, less allowance for doubtful
    accounts of $17,008 and $11,462                                                   46,680                43,767
  Deferred income tax benefits                                                        16,062                17,436
  Prepayments and other                                                               29,018                21,653
  Inventories                                                                         15,563                13,011
                                                                                  ----------            ----------
      Total current assets                                                           236,068               212,310
                                                                                  ----------            ----------
Land, buildings, riverboats and equipment                                          2,641,645             2,153,340
Less: accumulated depreciation                                                      (765,535)             (675,286)
                                                                                  ----------            ----------
                                                                                   1,876,110             1,478,054
Excess of purchase price over net assets acquired
  in Showboat acquisition, including assets held
  for sale (Note 2)                                                                  521,798                    --
Investments in and advances to
  nonconsolidated affiliates                                                         284,674               152,401
Deferred costs, notes receivable and other                                           273,252               162,741
                                                                                  ----------            ----------
                                                                                  $3,191,902            $2,005,506
                                                                                  ----------            ----------
                                                                                  ----------            ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                                $   38,612            $   45,233
  Construction payables                                                                  558                 7,186
  Accrued expenses                                                                   203,133               156,694
  Current portion of long-term debt                                                   49,766                 1,837
                                                                                  ----------            ----------
      Total current liabilities                                                      292,069               210,950

Long-term debt                                                                     1,914,002               924,397
Deferred credits and other                                                            99,794                98,177
Deferred income taxes                                                                 44,142                22,361
                                                                                  ----------            ----------
                                                                                   2,350,007             1,255,885
                                                                                  ----------            ----------
Minority interests                                                                    14,530                14,118
                                                                                  ----------            ----------
Commitments and contingencies (Notes 4, 6, 7, 8 and 11)
Stockholders' equity
  Common stock, $0.10 par value, authorized 360,000,000 shares, outstanding
    101,472,081 and 101,035,898 shares (net of 3,040,983 and
    3,001,568 shares held in treasury)                                                10,147                10,104
  Capital surplus                                                                    397,978               388,925
  Retained earnings                                                                  437,230               349,386
  Accumulated other comprehensive income                                                (405)                2,884
  Deferred compensation related to restricted stock                                  (17,585)              (15,796)
                                                                                  ----------            ----------
                                                                                     827,365               735,503
                                                                                  ----------            ----------
                                                                                  $3,191,902            $2,005,506
                                                                                  ----------            ----------
                                                                                  ----------            ----------


     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


(In thousands, except per share                      Third Quarter Ended                     Nine Months Ended
 amounts)                                          Sept. 30,        Sept. 30,           Sept. 30,           Sept. 30,
                                                       1998             1997                1998                1997
                                                  ---------        ---------          ----------          ----------
Revenues
  Casino                                          $ 489,872        $ 361,369          $1,220,275          $1,012,118
  Food and beverage                                  67,549           53,461             171,807             147,903
  Rooms                                              44,771           36,371             114,539              95,126
  Management fees                                    16,309            4,483              48,646              17,348
  Other                                              23,632           22,469              60,701              58,738
  Less: casino promotional allowances               (55,891)         (39,905)           (136,645)           (109,993)
                                                  ---------        ---------          ----------          ----------
      Total revenues                                586,242          438,248           1,479,323           1,221,240
                                                  ---------        ---------          ----------          ----------
Operating expenses
  Direct
    Casino                                          255,660          176,966             651,245             514,142
    Food and beverage                                32,936           27,968              86,829              76,090
    Rooms                                            11,253           10,579              31,673              29,336
  Depreciation of buildings,
    riverboats and equipment                         33,810           26,141              94,883              76,802
  Development costs                                   2,701            2,720               6,621               7,409
  Write-downs and reserves                               --           12,345               1,847              12,345
  Project opening costs                               1,161              962               7,157               8,977
  Other                                             126,610          101,942             322,689             285,806
                                                  ---------        ---------          ----------          ----------
      Total operating expenses                      464,131          359,623           1,202,944           1,010,907
                                                  ---------        ---------          ----------          ----------
        Operating profit                            122,111           78,625             276,379             210,333

  Corporate expense                                  (9,443)          (6,563)            (25,029)            (22,240)
  Equity in losses of
    nonconsolidated affiliates                       (2,404)          (2,899)             (8,706)             (8,270)
  Venture restructuring costs                        (1,062)          (1,414)             (3,521)             (5,584)
                                                  ---------        ---------          ----------          ----------
Income from operations                              109,202           67,749             239,123             174,239
Interest expense, net of interest
  capitalized                                       (36,409)         (19,757)            (81,358)            (57,901)
Gains on sales of equity interests
  in subsidiaries                                        --           37,388              13,155              37,388
Other income, including interest
  income                                                273            2,133               5,798               8,360
                                                  ---------        ---------          ----------          ----------
Income before income taxes and
  minority interests                                 73,066           87,513             176,718             162,086
Provision for income taxes                          (27,091)         (32,654)            (65,043)            (60,978)
Minority interests                                   (1,773)          (1,970)             (5,551)             (5,735)
                                                  ---------        ---------          ----------          ----------
Income before extraordinary losses                   44,202           52,889             106,124              95,373
Extraordinary losses on early
  extinguishments of debt, net of
  income tax benefit of $9,755 and
  $4,477                                                 --               --             (18,280)             (8,134)
                                                  ---------        ---------          ----------          ----------
Net income                                        $  44,202        $  52,889          $   87,844          $   87,239
                                                  ---------        ---------          ----------          ----------
                                                  ---------        ---------          ----------          ----------


                          HARRAH'S ENTERTAINMENT, INC.
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Continued)
                                   (UNAUDITED)



(In thousands, except per share                       Third Quarter Ended                     Nine Months Ended
 amounts)                                          Sept. 30,        Sept. 30,           Sept. 30,          Sept. 30,
                                                       1998             1997                1998               1997
                                                  ---------        ---------          ----------          ----------
Earnings per share-basic
  Income before extraordinary losses              $    0.44        $    0.53          $     1.06          $     0.95
  Extraordinary losses, net                              --               --               (0.18)              (0.08)
                                                  ---------        ---------          ----------          ----------
    Net income                                    $    0.44        $    0.53          $     0.88          $     0.87
                                                  ---------        ---------          ----------          ----------
                                                  ---------        ---------          ----------          ----------
Earnings per share-diluted
  Income before extraordinary losses              $    0.44        $    0.52          $     1.05          $     0.94
  Extraordinary losses, net                              --               --               (0.18)              (0.08)
                                                  ---------        ---------          ----------          ----------
    Net income                                    $    0.44        $    0.52          $     0.87          $     0.86
                                                  ---------        ---------          ----------          ----------
                                                  ---------        ---------          ----------          ----------
Average common shares outstanding                   100,271          100,039             100,204             100,794
                                                  ---------        ---------          ----------          ----------
                                                  ---------        ---------          ----------          ----------
Average common and common
  equivalent shares outstanding                     100,911          100,835             101,278             100,367
                                                  ---------        ---------          ----------          ----------
                                                  ---------        ---------          ----------          ----------



     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



(In thousands)                                                                             Nine Months Ended
                                                                                     Sept. 30,           Sept. 30,
                                                                                         1998                1997
                                                                                   ----------          ----------
Cash flows from operating activities
  Net income                                                                       $   87,844          $   87,239
  Adjustments to reconcile net income to cash
    flows from operating activities
      Extraordinary losses, before income taxes                                        27,311              12,611
      Depreciation and amortization                                                   114,595              89,659
      Other noncash items                                                              30,766              21,195
      Minority interests' share of income                                               5,551               5,735
      Equity in losses of nonconsolidated
        affiliates                                                                      8,706               8,270
      Realized gains from sales of equity interests
        in subsidiaries                                                               (13,155)            (37,388)
      Net gains from asset sales                                                           19                (943)
      Net change in long-term accounts                                                 14,314              (1,551)
      Net change in working capital accounts                                          (30,606)             34,216
                                                                                   ----------          ----------
          Cash flows provided by operating activities                                 245,345             219,043
                                                                                   ----------          ----------
Cash flows from investing activities
  Acquisition of Showboat, Inc., net of cash
    acquired                                                                         (477,952)                 --
  Land, buildings, riverboats and equipment additions                                (101,527)           (192,734)
  Decrease in construction payables                                                    (6,628)             (9,191)
  Proceeds from sales of equity interests in
    subsidiaries                                                                       17,000              53,755
  Proceeds from asset sales                                                               229               2,997
  Investments in and advances to nonconsolidated
    affiliates                                                                        (51,847)            (45,444)
  Purchase of marketable equity securities for
    defeasement of debt                                                               (65,898)                 --
  Other                                                                               (27,184)             (5,800)
                                                                                   ----------          ----------
          Cash flows used in investing activities                                    (713,807)           (196,417)
                                                                                   ----------          ----------
Cash flows from financing activities
  Net borrowings under Revolving Credit Facility                                    1,073,300             229,958
  Early extinguishments of debt                                                      (560,708)           (200,000)
  Scheduled debt retirements                                                           (2,121)             (1,793)
  Premiums paid on early extinguishments of debt                                      (24,569)             (9,666)
  Purchases of treasury stock                                                              --             (40,947)
  Minority interests' distributions, net of
    contributions                                                                      (5,138)             (5,990)
                                                                                   ----------          ----------
          Cash flows provided by (used in)
            financing activities                                                      480,764             (28,438)
                                                                                   ----------          ----------

Net increase (decrease) in cash and cash equivalents                                   12,302              (5,812)
Cash and cash equivalents, beginning of period                                        116,443             105,594
                                                                                   ----------          ----------
Cash and cash equivalents, end of period                                           $  128,745          $   99,782
                                                                                   ----------          ----------
                                                                                   ----------          ----------




     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

Note 1 - Basis of Presentation and Organization
-----------------------------------------------

     Harrah's Entertainment, Inc. ("Harrah's" or the "Company" and including its subsidiaries where the context requires), a Delaware corporation, is one of America's leading casino companies. The Company's casino entertainment facilities, operating under the Harrah's and Showboat brand names, include casino hotels in Reno, Lake Tahoe, Las Vegas and Laughlin, Nevada; two casino hotel properties in Atlantic City, New Jersey; and riverboat and dockside casinos in Joliet, Illinois; East Chicago, Indiana; Shreveport, Louisiana; Tunica and Vicksburg, Mississippi; and North Kansas City and St. Louis, Missouri. Harrah's also manages casinos on Indian lands near Phoenix, Arizona; Cherokee, North Carolina; and Topeka, Kansas, as well as managing the Star City casino in Sydney, Australia. Harrah's discontinued management of casinos in Auckland, New Zealand, as of the end of second quarter 1998 and near Seattle, Washington on November 2, 1998.

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

     The Las Vegas Showboat property is a non-strategic asset and is reported by the Company as an asset held for sale. As such, this property has been valued at its estimated net realizable value, net of estimated selling expenses, carrying costs and capitalized interest through the expected date of sale. The Company owns a 55% non-controlling interest in the partnership which owns and operates the Showboat East Chicago property. Accordingly, this investment is accounted for under the equity method. The Company also owns a 24.6% equity ownership interest in and manages the Star City Casino in Sydney, Australia. The Company accounts for its investment in this entity one month in arrears.

     Subsequent to the closing of the acquisition, the Company completed tender offers and consent solicitations for Showboat's 9 1/4% First Mortgage Bonds due 2008 (the "Bonds") and 13% Senior Subordinated Notes due 2009 (the "Notes"). As a result of these tender offers, $218.6 million face amount of the Bonds and $117.9 million face amount of the Notes were retired on June 15, 1998. Due to the early extinguishment of the Bonds and the Notes, the Company reported extraordinary losses totaling $13.3 million, after income tax benefit, equaling the excess of the premium paid over fair value as of the acquisition date of the Bonds and the Notes retired and the related costs of the tender offers and consent solicitations. As a result of the receipt of the requisite consents, Harrah's eliminated or modified substantially all of the negative covenants, certain events of default, and made other changes to the respective indentures governing the Bonds and the Notes.

     During third quarter 1998, Harrah's defeased the remaining balance of the Showboat Bonds and Notes. Treasury securities were purchased and deposited with trustees to pay the scheduled interest payments to the first call date and the premium and principal on the securities outstanding on such date. These treasury securities are reported as other assets, and the remaining balances of the Showboat Bonds and Notes are reported in long-term debt in the Consolidated Condensed Balance Sheet.

     The following unaudited pro forma consolidated financial information for the Company has been prepared assuming that the acquisition and the debt extinguishments discussed above had occurred on the first day of the respective periods:

                                               Quarter
                                                 Ended      Nine Months Ended
(In millions, except                           Sept 30,    Sept 30,   Sept 30,
per share amounts)                                1997        1998       1997
                                               -------    --------    -------
  Revenues                                     $ 542.3    $1,638.7   $1,511.4
                                               -------    --------    -------
                                               -------    --------    -------
  Operating income                             $  84.9    $  256.2   $  205.9
                                               -------    --------   --------
                                               -------    --------   --------
  Income from continuing
    operations                                 $  52.9    $   91.6   $   87.2
                                               -------    --------   --------
                                               -------    --------   --------
  Net income                                   $  52.9    $   73.3   $   79.1
                                               -------    --------   --------
                                               -------    --------   --------
  Earnings per share-diluted
    Income from continuing
      operations                               $  0.52    $   0.90   $   0.87
                                               -------    --------   --------
                                               -------    --------   --------
    Net income                                 $  0.52    $   0.72   $   0.79
                                               -------    --------   --------
                                               -------    --------   --------



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

Note 4 - Long-Term Debt
-----------------------
Revolving Credit Facilities
---------------------------

     On April 1, 1998, Harrah's reducing revolving and letter of credit facility (the "Facility") was amended and restated to increase the total available borrowing capacity to $2.1 billion. Pursuant to its terms, $1 billion of the amended and restated Facility was restricted as to its use: $800 million was only available to fund the Showboat acquisition and $200 million could only be used to retire the Company's 8 3/4% Notes. These funds were used for the designated purposes during second quarter 1998.

     As of September 30, 1998, the Facility consisted of a $1.9 billion reducing revolving and letter of credit facility maturing July 31, 2000, and a separate $150 million revolving credit facility, renewable annually at the lenders' option through the July 31, 2000, maturity date. Of the $2.05 billion total borrowing capacity available to the Company under the Facility, there is a sub-limit of $50 million for letters of credit. Scheduled reductions in borrowing capacity available under the $1.9 billion facility are as follows:
$75 million, January 1999; $75 million, July 1999; $100 million, January
2000; and $1.65 billion, July 2000.

     As of September 30, 1998, Harrah's borrowings under the Facility were $1.8 billion and an additional $28.6 million was committed to back certain letters of credit. After consideration of these borrowings and the reduction in borrowing capacity available, $223.9 million of the Facility was available to Harrah's.


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

     See Note 2 for discussion of the early extinguishments in June 1998 of certain debts assumed in the Showboat acquisition and of the defeasment of the remaining Showboat Bonds and Notes in August 1998.

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


                                          Swap Rate
                        Swap Rate         Received
                        Paid              (Variable) at          Swap
Notional Amount         (Fixed)           Sept 30, 1998          Maturity
---------------         ---------         --------------         ------------
$50 million             6.985%             5.500%                March 2000
$50 million             6.951%             5.500%                March 2000
$50 million             6.945%             5.500%                March 2000
$50 million             6.651%             5.688%                May 2000
$50 million             5.788%             5.594%                June 2000
$50 million             5.785%             5.594%                June 2000



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


Note 5 - Supplemental Cash Flow Disclosures
-------------------------------------------

Cash Paid for Interest and Taxes
--------------------------------

     The following table reconciles Harrah's interest expense, net of interest capitalized, per the Consolidated Condensed Statements of Income, to cash paid for interest:

                                                                                         Nine Months Ended
                                                                                    Sept 30,             Sept 30,
                                                                                       1998                 1997
(In thousands)                                                                     --------             --------
Interest expense, net of amount capitalized                                         $81,358              $57,901
Adjustments to reconcile to cash paid for interest:
  Net change in accruals                                                            (12,368)              (1,136)
  Amortization of deferred finance changes                                           (3,307)              (2,194)
  Net amortization of discounts and premiums                                          1,091                   (9)
                                                                                    -------              -------
Cash paid for interest, net of amount capitalized                                   $66,774              $54,562
                                                                                    -------              -------
                                                                                    -------              -------
Cash payments of income taxes, net of refunds                                       $32,952              $15,696
                                                                                    -------              -------
                                                                                    -------              -------




Note 6 - Commitments and Contingent Liabilities
-----------------------------------------------

Contractual Commitments
-----------------------

     Harrah's is pursuing additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties, guarantees by Harrah's of third party debt and development completion guarantees. As of September 30, 1998, Harrah's had guaranteed third party loans and leases of $127 million, which are secured by certain assets, and had commitments of $38 million, primarily construction-related.

     The agreements under which Harrah's manages casinos on Indian lands contain provisions required by law which provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled payments of borrowings for development costs. In the event that insufficient cash flow is generated by the operations to fund this payment, Harrah's must pay the shortfall to the tribe. Such advances, if any, would be repaid to Harrah's in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. As of September 30, 1998, the aggregate monthly commitment pursuant to these contracts, which extend for periods of up to 51 months from September 30, 1998, was $1.2 million.

     See Note 8 for discussion of the proposed completion guarantees related to development of the New Orleans casino.

Equity Commitment
-----------------

     In March 1996, Showboat entered into a standby equity commitment with its 55% owned subsidiary, Showboat Marina Casino Partnership ("SMCP") which requires that if, during any of the first three Operating Years (as defined), SMCP's Combined Cash Flow (as defined) is less than $35.0 million, Showboat will be required to make additional capital contributions to SMCP equal to the lesser of (a) $15.0 million, or (b) the difference between the $35.0 million and the Operating Year's Combined Cash Flow. The Company assumed this obligation in connection with its acquisition of Showboat. The Company's aggregate potential obligation under the standby equity commitment is $30.0 million. The Combined Cash Flow of SMCP for the first Operating Year did not achieve the $35.0 million threshold, and the Company was required to contribute $14.3 million under the standby equity commitment. As of September 30, 1998, the remaining potential obligation under the standby equity commitment is $15.7 million.

     There can be no assurance that the Combined Cash Flow for any future Operating Year will exceed $35.0 million and that the Company will not be required to make additional capital contributions to SMCP in accordance with the standby equity commitment. The standby equity commitment is subject to certain limitations, qualifications and exceptions.

Severance Agreements
--------------------

     As of September 30, 1998, Harrah's has severance agreements with 47 of its senior executives, which provide for payments to the executives in the event of their termination after a change in control, as defined. These agreements provide, among other things, for a compensation payment of 1.5 to 3.0 times the executive's average annual compensation, as defined, as well as for accelerated payment or accelerated vesting of any compensation or awards payable to the executive under any of Harrah's incentive plans. The estimated amount, computed as of September 30, 1998, that would be payable under the agreements to these executives based on earnings and stock options aggregated approximately $35.0 million.


Guarantee of Insurance Contract
-------------------------------

     Harrah's had guaranteed the value of a guaranteed investment contract with an insurance company held by Harrah's defined contribution savings plan. Harrah's had also agreed to provide non-interest-bearing loans to the plan to fund, on an interim basis, withdrawals from this contract by retired or terminated employees. Settlement of the guaranteed investment contract was received in third quarter 1998, thereby relieving Harrah's commitment to guarantee the value of the contract or loan any additional funds.

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


Note 7 - Litigation
-------------------

     Harrah's and certain of its subsidiaries had been named as defendants in a number of lawsuits arising from the suspension of development of a land-based casino, and the closing of the temporary gaming facility, in New Orleans, Louisiana, by Harrah's Jazz Company, a partnership in which the Company owned an approximate 47% interest and which filed for protection under Chapter 11 of the U.S. Bankruptcy Code (see Note 8). Subsequent to the end of third quarter 1998, the plan of reorganization of Harrah's Jazz Company was consummated, and these lawsuits were dismissed or are in the process of being dismissed.

     On November 25, 1997, the Missouri Supreme Court issued a ruling in Akin v. Missouri Gaming Commission that defined the state constitutional requirements for floating casino facilities in artificial basins. Subsequently, the Missouri Gaming Commission (the "Commission") attempted to issue disciplinary resolutions that effectively would have amended the gaming licenses of the Company's Missouri casinos, and numerous other floating casino facilities in the Commission's jurisdiction, to preclude games of chance, subject to evidentiary hearings that were to be held if the licensees filed appeals to prove compliance with the Supreme Court's ruling. Prior to the Commission's action, Harrah's and other licensees filed petitions in the Circuit Court of Cole County, Missouri, and succeeded in having the Court issue an order restraining the Commission from taking any such disciplinary action. The Commission appealed to the Missouri Supreme Court which, on May 28, 1998, lifted the lower court's restraining order. On June 18, 1998, the Commission reissued its proposed disciplinary resolutions. All affected licensees, including Harrah's, filed timely appeals of the proposed disciplinary resolutions. Subsequently, all of the parties to the several disciplinary hearings, including Harrah's and the Commission, agreed that all of the evidence for the hearings would be presented through documents rather than through oral testimony, so no hearings were held. Harrah's also filed suit seeking declaratory judgment that its gaming facilities meet the state constitutional mandates as established by the Missouri Supreme Court. On November 3, 1998, the people of the State of Missouri voted to amend the State's Constitution to deem all floating casino facilities in compliance with state law. Once the election results are certified (30 days), it is expected that the Commission will dismiss the disciplinary resolutions.

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


Note 8 - Nonconsolidated Affiliates
-----------------------------------
Jazz Holding Company
---------------------

     In November 1995, Harrah's Jazz Company ("Jazz"), a partnership formed for purposes of developing, owning and operating the exclusive land-based casino entertainment facility (the "Casino") in New Orleans, Louisiana, and its wholly-owned subsidiary, Harrah's Jazz Finance Corp., filed petitions for relief under Chapter 11 of the Bankruptcy Code. On October 30, 1998, the plan of reorganization (the "Plan") of Jazz was consummated.

     Pursuant to the Plan, a newly formed limited liability company, Jazz
Casino Company, L.L.C ("JCC") is responsible for constructing and opening the Casino. JCC leases the site for the Casino from the City of New Orleans and will operate the Casino pursuant to a casino operating contract with the State of Louisiana gaming board.

     In exchange for an equity investment in JCC's parent of $75 million (including $60 million in debtor-in-possession loans to Jazz which were converted to equity at Plan consummation), a subsidiary of the Company acquired, at the time of Plan consummation, approximately 44% of the equity in JCC's parent. This ownership interest has been reduced to approximately
43% due to the exercise by an unrelated party of an option to acquire a portion of the Company's interest, and the ownership interest may be reduced in the future to approximately 40% in the event other unrelated parties exercise additional options to acquire portions of the Company's interest. The Company also owns a warrant which entitles the Company to acquire additional shares in JCC's parent sufficient to increase its ownership interest in JCC's parent to 50% for a predetermined price.

     The Company will manage the Casino pursuant to a management agreement under which a subsidiary of the Company (the "Manager") will receive a base management fee of 3% of Casino revenues and 7% of Casino EBITDA in excess of $75 million. The Company is obligated to defer receipt of management fees under certain circumstances. The Company has also entered into settlements with former partners of Jazz whereby such partners (or their creditors) are entitled to future payments from the Company which are calculated based on management fees received by the Manager.

     The Company (i) guarantees JCC's initial $100 million annual payment under the casino operating contract to the State of Louisiana gaming board (the "State Guarantee"), (ii) guarantees $166.5 million of a $236.5 million JCC bank credit facility, (iii) guarantees to the State of Louisiana gaming board, City of New Orleans, banks under the JCC bank credit facility and JCC bondholders, completion and opening of the Casino on or before October 30, 1999 (subject to force majeure) and (iv) is obligated to make a $22.5 million subordinated loan to JCC to finance construction of the Casino.

     With respect to the State Guarantee, the Company is obligated to guarantee JCC's first $100 million annual payment obligation commencing upon the earlier of opening of the Casino or October 30, 1999 (subject to force majeure), and, if certain cash flow tests and other conditions are satisfied each year, to renew the guarantee beginning April 1, 2000, each 12 month period ending March 31 up to the 12 month period ending March 31, 2004. The Company's obligations under the guarantee for the first year of operations or any succeeding 12 month period is limited to a guarantee of the $100 million payment obligation of JCC for the 12 month period in which the guarantee is in effect and is secured by a first priority lien on JCC's assets. JCC's payment obligation (and therefore the amount guaranteed by the Company) is $100 million at the commencement of each 12 month period under the casino operating contract and declines on a daily basis by 1/365 of $100 million to the extent payments are made each day by JCC to Louisiana's gaming board.

     The Company will receive for providing the State Guarantee fees from JCC of $6 million for the first and second years of operations (or the prorated amounts thereof) and $5 million for each renewal year thereafter. The Company will also receive fees for guaranteeing the JCC bank credit facility of approximately 2.75% of up to $156.5 million of guaranteed debt, payable for periods during which such debt is outstanding. The Company's credit support fees may be reduced in the event the Company's borrowing costs under its bank credit facility increase after Plan consummation. The Company is obligated to defer receipt of State Guarantee fees and a portion of the credit support fees under certain circumstances.

Other
-----

     Summarized balance sheet and income statement information of nonconsolidated gaming affiliates as of September 30, 1998 and December 31, 1997, and for the third quarters and nine months ended September 30, 1998 and 1997 is included in the following tables. 1998 information includes Showboat East Chicago and Star City casino in Sydney, Australia.

(In thousands)                                         Sept. 30,       Dec. 31,
                                                           1998           1997
                                                       --------       --------
Combined Summarized Balance Sheet Information
  Current assets                                     $   84,458       $ 18,937
  Land, buildings and equipment, net                  1,065,245        379,147
  Other assets                                          445,801        179,976
                                                     ----------       --------
    Total assets                                      1,595,504        578,060
                                                     ----------       --------
  Current liabilities                                   175,792        108,406
  Long-term debt                                      1,057,701        467,970
                                                     ----------       --------
    Total liabilities                                 1,233,493        576,376
                                                     ----------       --------
      Net assets                                     $  362,011       $  1,684
                                                     ----------       --------
                                                     ----------       --------





                                            Third Quarter Ended                Nine Months Ended
                                        Sept. 30,         Sept. 30,       Sept. 30,       Sept. 30,
                                            1998              1997            1998            1997
                                        --------         ---------        --------        --------
(In thousands)
Combined Summarized Statements of
  Operations
      Revenues                          $142,581         $   4,878        $161,664        $ 17,292
                                        --------         ---------        --------        --------
                                        --------         ---------        --------        --------
      Operating loss                    $(10,295)        $ (12,726)       $(26,102)       $(29,756)
                                        --------         ---------        --------        --------
                                        --------         ---------        --------        --------
      Net loss                          $(20,042)        $ (16,346)       $(35,311)       $(37,094)
                                        --------         ---------        --------        --------
                                        --------         ---------        --------        --------



     Harrah's share of nonconsolidated affiliates' combined net operating results are reflected in the accompanying Consolidated Condensed Statements of Income as Equity in income (losses) of nonconsolidated affiliates. Harrah's financial results for the nine months ended September 30, 1998, include its share of an extraordinary loss recognized by a nonconsolidated affiliate due to that entity's reorganization and refinancing of its debt.

     Harrah's investments in and advances to nonconsolidated affiliates are reflected in the accompanying Consolidated Condensed Balance Sheets as follows:

                                                  Sept. 30,          Dec. 31,
                                                      1998              1997
                                                  --------          --------
(In thousands)
Harrah's investments in and advances to
  nonconsolidated affiliates
    Accounted for under the equity method         $249,117          $132,049
    Equity securities available-for-sale and
      recorded at market value                      35,557            20,352
                                                  --------          --------
                                                  $284,674          $152,401
                                                  --------          --------
                                                  --------          --------



     In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", Harrah's adjusts the carrying value of certain marketable equity securities to include unrealized gains and losses. A corresponding adjustment is recorded in the Company's stockholders' equity and deferred income tax accounts.


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

     Harrah's total comprehensive income for the current and prior years are as follows:

                                                         Third Quarter Ended                Nine Months Ended
                                                      Sept. 30,        Sept. 30,       Sept. 30,       Sept. 30,
(In thousands)                                            1998             1997            1998            1997
                                                      --------         --------        --------        --------
Net income                                            $ 44,202         $ 52,889        $ 87,844        $ 87,239
                                                      --------         --------        --------        --------
Other comprehensive income
  Unrealized losses on marketable
    equity securities                                     (508)          (4,527)           (908)        (17,211)
  Foreign currency translation                          (3,551)              --          (4,474)             --
  Tax expense                                            1,586            1,766           2,093           6,712
                                                      --------         --------        --------        --------
                                                        (2,473)          (2,761)         (3,289)        (10,499)
                                                      --------         --------        --------        --------
Total comprehensive income                            $ 41,729         $ 50,128        $ 84,555         $76,740
                                                      --------         --------        --------        --------
                                                      --------         --------        --------        --------




Note 10 - Summarized Financial Information
------------------------------------------

     HOC is a wholly owned subsidiary and the principal asset of Harrah's. Summarized financial information of HOC as of September 30, 1998 and December 31, 1997, and for the third quarters and nine months ended September 30, 1998 and 1997 prepared on the same basis as Harrah's was as follows:


                                                    Sept. 30,     Dec. 31,
                                                        1998         1997
     (In thousands)                               ----------   ----------
     Current assets                               $  228,293   $  212,623
     Land, buildings, riverboats and
       equipment, net                              1,876,110    1,478,054
     Other assets                                  1,079,642      315,059
                                                  ----------   ----------
                                                   3,184,045    2,005,736
                                                  ----------   ----------
     Current liabilities                             277,694      203,007
     Long-term debt                                1,914,002      924,397
     Other liabilities                               143,363      123,838
     Minority interests                               14,530       14,118
                                                  ----------   ----------
                                                   2,349,589    1,265,360
                                                  ----------   ----------
          Net assets                              $  834,456   $  740,376
                                                  ----------   ----------
                                                  ----------   ----------



                                  Third Quarter Ended       Nine Months Ended
                                   Sept. 30, Sept. 30,   Sept. 30,   Sept. 30,
                                       1998      1997        1998        1997
     (In thousands)                --------  --------  ----------  ----------
     Revenues                      $579,149  $437,561  $1,479,261  $1,220,465
                                   --------  --------  ----------  ----------
                                   --------  --------  ----------  ----------
     Income from operations        $100,100  $ 67,392  $  239,229  $  174,004
                                   --------  --------  ----------  ----------
                                   --------  --------  ----------  ----------
     Income before extraordinary
       losses                      $ 38,286  $ 52,657  $  106,193  $   95,220
                                   --------  --------  ----------  ----------
                                   --------  --------  ----------  ----------
     Net income                    $ 38,286  $ 52,657  $   87,913  $   87,086
                                   --------  --------  ----------  ----------
                                   --------  --------  ----------  ----------



     The agreements governing the terms of the Company's debt contain certain covenants which, among other things, place limitations on HOC's ability to pay dividends and make other restricted payments, as defined, to Harrah's. The amount of HOC's restricted net assets, as defined, computed in accordance with the most restrictive of these covenants regarding restricted payments was approximately $823.8 million at September 30, 1998.


Note 11 - Rio Acquisition
-------------------------

     In third quarter Harrah's announced the signing of a definitive merger agreement with Rio Hotel and Casino, Inc. ("Rio"), under which Harrah's will acquire Rio for stock and the assumption of Rio's outstanding debt. Rio stockholders will receive one share of Harrah's stock for each share of Rio stock owned. The combined value of the stock to be issued and the debt to be assumed by Harrah's is estimated to be approximately $880 million. The acquisition will be accounted for as a purchase. Accordingly, the purchase price will be allocated to the underlying assets and liabilities based upon their estimated fair values at the date of acquisition. The transaction is subject to various conditions, including regulatory approvals, Rio and Harrah's stockholder approvals and other third party approvals. Stockholder meetings for Harrah's and Rio are scheduled for November 18, 1998, and the transaction is expected to be completed by year-end 1998.

                Management's Discussion and Analysis of Financial
                -------------------------------------------------
                       Condition and Results of Operations
                       -----------------------------------

     The following discussion and analysis of the financial position and operating results of Harrah's Entertainment, Inc., (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as "Harrah's" or the "Company,") for third quarter and the first nine months of 1998 and 1997, updates, and should be read in conjunction with, Management's Discussion and Analysis of Financial Position and Results of Operations presented in Harrah's 1997 Annual Report.

RIO ACQUISITION
---------------

     In third quarter Harrah's announced the signing of a definitive merger agreement with Rio Hotel and Casino, Inc. ("Rio"), under which Harrah's will acquire Rio for stock and the assumption of Rio's outstanding debt. Rio stockholders will receive one share of Harrah's stock for each share of Rio stock owned. The combined value of the stock to be issued and the debt to be assumed by Harrah's is estimated to be approximately $880 million. The acquisition will be accounted for as a purchase. Accordingly, the purchase price will be allocated to the underlying assets and liabilities based upon their estimated fair values at the date of acquisition. The transaction is subject to various conditions, including regulatory approvals, Rio and Harrah's stockholder approvals and other third party approvals. Stockholder meetings for Harrah's and Rio are scheduled for November 18, 1998, and the transaction is expected to be completed by year-end 1998.

RESULTS OF OPERATIONS
---------------------
OVERALL
-------

     Harrah's continues to see results of strategic actions taken in 1997 which led to the June 1, 1998 acquisition of Showboat, Inc. ("Showboat") and increases in cross-market play from Harrah's customers nationwide. Continued increases in cross-market play reflect the success of Harrah's industry-leading Total Gold player reward and recognition card, and, coupled with enhanced database marketing capabilities, enable the Company to better target promotions and offers to the appropriate customer segments.


                             Third Quarter   Percentage    Nine Months Ended   Percentage
(in millions, except         --------------   Increase/    -----------------   Increase/
earnings per share)            1998    1997  (Decrease)      1998       1997   (Decrease)
                             ------  ------  ----------    ------     ------  ----------
Revenues                     $586.2  $438.2      33.8%   $1,479.3   $1,221.2      21.1%
Operating profit              122.1    78.6      55.3%      276.4      210.3      31.4%
Income from operations        109.2    67.7      61.3%      239.1      174.2      37.3%
Income before
  extraordinary losses         44.2    52.9     (16.4%)     106.1       95.4      11.2%
Net income                     44.2    52.9     (16.4%)      87.8       87.2       0.7%
Earnings per share - diluted
  Before extraordinary losses  0.44    0.52     (15.4%)      1.05       0.94      11.7%
  Net income                   0.44    0.52     (15.4%)      0.87       0.86       1.2%
Operating margin               18.6%   15.4%      3.2pts     19.6%      14.3%      5.3pts




     Harrah's posted record revenues for third quarter of $586.2 million, a 33.8% increase over third quarter 1997. Record revenues at Harrah's properties in Las Vegas, Atlantic City, Lake Tahoe and St. Louis contributed to the overall record performance, as did the addition of revenues from the Atlantic City Showboat property and the addition of management fees from two recently opened Harrah's-brand casinos on Indian lands. These factors also contributed to increased operating income, however, net income and earnings per share were down compared to prior year due to a 1997 gain on the sale of the Company's remaining equity interest in the Sky City Casino in Auckland, New Zealand, and higher interest expense in 1998 as a result of increased borrowings to finance the Showboat acquisition. Net income and earnings per share for the nine months ended September 30, 1998 were even with prior year. Higher operating income in 1998 was offset by increased interest expense and lower gains in 1998 on sales of equity interests in subsidiaries.


DIVISION OPERATING RESULTS AND DEVELOPMENT PLANS
------------------------------------------------
Riverboat Division
------------------

                        Third Quarter  Percentage     Nine Months Ended  Percentage
                        -------------   Increase/     -----------------   Increase/
(in millions)             1998   1997  (Decrease)        1998     1997   (Decrease)
                        ------ ------  ----------     -------    ------  ----------
Casino revenues         $171.1 $160.5      6.6%        $493.7    $457.3     8.0%
Total revenues           181.3  171.3      5.8%         523.9     498.1     5.2%
Operating profit          29.8   35.5    (16.1)%         98.8      96.9     2.0%
Operating margin          16.4%  20.7%    (4.3)pts       18.9%     19.5%   (0.6)pts



     Revenues for the Division increased for third quarter 1998 over the comparable prior year period, however, operating profit was down compared to the same period in 1997, due in part to the non-recurring costs incurred in connection with the campaign for a referendum in Missouri seeking approval of games of chance on riverboats in artificial basins. Subsequent to the end of the third quarter, Missouri voters approved this referendum. For the nine months ended September 30, revenues increased 5.2% over the prior year, and operating income increased 2.0%.

Chicagoland - Revenues increased 6.5% at Harrah's Joliet compared to the third quarter of 1997, however, operating profit declined 26.5% compared to the same period last year due to the impact of higher Illinois gaming taxes. Harrah's began construction in third quarter of a 12 story 204-suite hotel at this property. Estimated cost of this project is $29.1 million, and completion is projected for fourth quarter 1999.

     Harrah's owns a 55% non-controlling interest in the partnership owning the East Chicago Showboat property. Harrah's share of income from the partnership, which totaled $1.0 million for the the third quarter, is reported separately in the Consolidated Condensed Income Statement and included in Equity in losses of nonconsolidated subsidiaries (see Other Factors Affecting Net Income).

Louisiana - Harrah's Shreveport's revenues and operating profit for third quarter and for the nine months ended September 30, 1998 decreased from the same period last year due to competitive conditions in the market. Construction was completed in third quarter on expanded parking facilities at Harrah's Shreveport, and the Company is evaluating the possible expansion of the facilities to include a hotel and additional restaurant and meeting facilities. Any expansion project is subject to the receipt of necessary regulatory approvals.

Mississippi - Combined third quarter revenues by Harrah's Mississippi properties remained basically flat compared to the prior year. However, operating profit declined from the prior year due primarily to the on-going testing of service initiatives at Harrah's Tunica that have disrupted operations since the beginning of the year. The Company is taking action which is intended to bring that property back to profitability.

     Revenues for the nine months ended September 30, 1998, declined from the prior year primarily due to the closure during second quarter 1997 of Harrah's original property in the Tunica market. The Company continues to explore its options for the original Tunica property.



                                       -24

Missouri - Harrah's North Kansas City's revenues for third quarter 1998 were even with the same period in 1997; however, operating profit increased 5.1% over the same period last year. For the nine months ended September 30, 1998, revenues increased 1.2% while operating income increased 9.9% over the same period last year. Harrah's continues to lead the overall Kansas City market in profitability and most other measures of performance.

     During third quarter the Company completed the acquisition for $12.5 million of various assets of a riverboat casino in Kansas City formerly operated by a third party, including a 28,000 square foot casino riverboat, shoreside facilities, parking garage, certain land, all gaming equipment and computerized customer databases. Harrah's does not plan, at this time, to operate a casino at the acquired location. Long-range plans for the riverboat, land and shoreside facilities have not been finalized.

     Harrah's St. Louis-Riverport casino reported a third quarter 1998 operating profit of $5.3 million. Year-to-date operating profit was $11.4 million compared to a loss of $1.6 million for the same period last year. The St. Louis-Riverport entertainment complex in Maryland Heights, Missouri, a suburb of St. Louis, opened on March 11, 1997. The facility includes four riverboat casinos, two of which are owned and operated by Harrah's, and shoreside facilities jointly-owned with another casino company. Harrah's pro-rata share of the operating losses of the shoreside facilities joint venture was $2.8 million for the quarter and is reported separately in the Consolidated Condensed Income Statement and included in Equity in losses of nonconsolidated subsidiaries (see Other Factors Affecting Net Income).


Atlantic City
-------------

                          Third Quarter  Percentage  Nine Months Ended  Percentage
                          -------------   Increase/  -----------------   Increase/
(in millions)               1998   1997  (Decrease)      1998     1997  (Decrease)
                          ------ ------  ----------  --------   ------  ----------
Casino revenues           $186.6  $87.7   112.8%       $378.7   $243.9     55.3%
Total revenues             204.3   99.0   106.4%        414.5    270.0     53.5%
Operating profit            51.6   25.6   101.6%         96.4     60.7     58.8%
Operating margin            25.3%  25.9%   (0.6)pts      23.3%    22.5%     0.8pts



     Harrah's Atlantic City achieved record revenues in third quarter 1998 and operating profit increased 4.4% over the same period last year. Operating profit increased 7.4% for the nine months ended September 30, 1998. The Atlantic City division's results for third quarter 1998 also include the Atlantic City Showboat property. In connection with its consideration of a further expansion of the Harrah's Atlantic City property, the Company continues to monitor the progress of efforts by other companies to develop new casino hotel projects in the Atlantic City Marina area.


Southern Nevada Division
------------------------

                         Third Quarter  Percentage   Nine Months Ended  Percentage
                         --------------  Increase/   -----------------   Increase/
(in millions)              1998   1997  (Decrease)     1998       1997  (Decrease)
                         ------ ------  ----------   ------     ------  ----------
Casino revenues           $56.8  $46.2    22.9%      $172.3     $133.9    28.7%
Total revenues             86.9   70.9    22.6%       259.5      204.3    27.0%
Operating profit            9.5    7.3    30.1%        35.7       28.6    24.8%
Operating margin           10.9%  10.3%    0.6pts      13.8%      14.0%   (0.2)pts



     Record revenues in Southern Nevada for third quarter 1998 were driven by Harrah's Las Vegas where revenues were 30.5% over last year. Harrah's Las Vegas' revenues for the nine months ended September 30, 1998, increased 39.9% over the same period last year. These results were driven by the extensive renovation and expansion completed in fourth quarter 1997 and the positive impact of customer loyalty and cross-market customer benefits like Harrah's Total Gold program. Harrah's Laughlin reported increased revenues of 5.9% over third quarter last year and operating profit at the same level as the prior year.

     Showboat Las Vegas, which the Company has stated is a non-strategic asset, is reported as an asset held for sale in the Consolidated Condensed Balance Sheet.


Northern Nevada Division
------------------------

                        Third Quarter  Percentage   Nine Months Ended  Percentage
                        -------------   Increase/   -----------------   Increase/
(in millions)             1998   1997  (Decrease)      1998      1997  (Decrease)
                        ------ ------  ----------   -------    ------  ----------
Casino revenues          $75.4  $67.0     12.5%      $175.6    $167.1      5.1%
Total revenues            96.7   88.9      8.8%       230.0     221.8      3.7%
Operating profit          28.3   23.0     23.0%        42.0      39.8      5.5%
Operating margin          29.3%  25.9%     3.4pts      18.3%     17.9%     0.4pts



     Record revenues in Northern Nevada were driven by Harrah's Lake Tahoe where third quarter record revenues were 13.2% over the prior year. Operating profit for third quarter at Lake Tahoe increased 37.9% from the same period last year and increased 14.2% for the nine months ended September 30, 1998.

Managed Casinos-Indian Lands
----------------------------

     Harrah's Indian gaming and other managed results were led by the addition of management fees from recently opened tribal-owned casinos for the Eastern Band of Cherokee in Cherokee, North Carolina, which opened in November 1997, and the Prairie Band of Potawatomi north of Topeka, Kansas, which opened in January 1998.

     Harrah's terminated its management agreement with the Upper Skagit
Tribe and turned management of the casino, which is located on Indian lands near Seattle, Washington, over to the Upper Skagit Tribe and removed the Harrah's name from the casino on November 2, 1998. The Company has guaranteed the Skagit Tribe's development financing. Under the terms of the termination agreement the tribe has agreed to fund the retirement of the mortgage, however, there is no assurance that payment will be made and Harrah's could have continued exposure of up to $12.6 million under that guarantee.

     The agreements under which Harrah's manages casinos on Indian lands contain provisions required by law which provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs. In the event that insufficient cash flow is generated by the operations to fund this payment, Harrah's must pay the shortfall to the tribe. Such advances, if any, would be repaid to Harrah's in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. As of September 30, 1998, the aggregate monthly commitment pursuant to the contracts for the three Indian-owned facilities currently managed by Harrah's, which extend for periods of up to 51 months from September 30, 1998, was $1.2 million.

     See DEBT and LIQUIDITY section for further discussion of Harrah's guarantees of debt related to Indian projects.

Other Gaming Operations
-----------------------

     The Company ceased management of the Sky City casino complex in Auckland, New Zealand on June 30, 1998. Pursuant to a previously announced agreement with Sky City Limited, owner of the Sky City facility, Harrah's management contract was bought out and the $10.6 million termination fee was recorded in revenues in second quarter. The termination fee, net of the change in foreign currency rates, was received in third quarter.

     With the consummation of the Showboat acquisition on June 1, 1998, Harrah's assumed management of the Star City casino in Sydney, Australia, and accounts for management fees, as well as the equity income of the related investment, one month in arrears.

     During first quarter 1998, the Company launched the first brand advertising campaign by a casino company, committing $30 million in 1998 to aggressive image advertising. A portion of the planned cost of the brand advertising campaign is being funded by the displacement of advertising and marketing dollars spent by the individual properties in the past. Third quarter 1998 costs for the campaign in excess of the amounts contributed to this effort by the properties totaled approximately $1.6 million.



Other Factors Affecting Net Income
----------------------------------

                               Third Quarter  Percentage  Nine Months Ended  Percentage
(Income)/Expense               -------------   Increase/  -----------------   Increase/
(in millions)                    1998   1997  (Decrease)      1998     1997  (Decrease)
                               ------  -----  ----------    ------   ------  ----------
Development costs              $  2.7  $ 2.7     0.0 %      $  6.6    $ 7.4   (10.8)%
Project opening costs             1.2    1.0    20.0 %         7.2      9.0   (20.0)%
Corporate expense                 9.4    6.6    42.4 %        25.0     22.2    12.6 %
Equity in losses of
  nonconsolidated affiliates      2.4    2.9   (17.2)%         8.7      8.3     4.8 %
Write-downs and reserves           --   12.3     N/M           1.8     12.3   (85.4)%
Venture restructuring costs       1.1    1.4   (21.4)%         3.5      5.6   (37.5)%
Interest expense, net            36.4   19.8    83.8 %        81.4     57.9    40.6 %
Gain on sales of equity
  interests in subsidiaries        --  (37.4)    N/M         (13.1)   (37.4)  (65.0)
Other income                       --   (2.1)    N/M          (5.8)    (8.4)  (31.0)%
Effective tax rate               38.0%  38.2%   (0.2)pts      38.0%    39.0%   (1.0)pts
Minority interests             $  1.8  $ 2.0   (10.0)%       $ 5.6    $ 5.7    (1.8)%
Extraordinary losses, net
  of income taxes                  --     --      --          18.3      8.1   125.9 %



     Project opening costs for third quarter 1998 include costs incurred in connection with an initiative to develop, implement and refine the strategies and employee training programs designed to better focus the Company on serving its targeted customers. In addition to similar costs, 1997 project opening costs also included costs related to the renovation project at Harrah's Las Vegas.

     Corporate expense increased 43.9% in third quarter 1998 from the prior year level and 12.6% for the nine months ended September 30, 1998, compared to that same period of the prior year. The increase is due to timing of expenses and increased costs, including the incremental costs related to the Showboat acquisition.

     Equity in losses of nonconsolidated affiliates consists of losses from the St. Louis shoreside facilities joint venture, from the Star City Casino in Australia and from the Company's investment in an in-flight gaming company. Losses were partially offset by profits from the East Chicago Showboat partnership.

     1997 write-downs and reserves were primarily for reserves against loans related to debtor-in-possession financing provided to the casino project in New Orleans in which Harrah's is a minority partner.

     Venture restructuring costs represent Harrah's costs, including legal fees, associated with the development of a reorganization plan for the New Orleans casino (see Harrah's Jazz Company section).

     Interest expense increased in third quarter 1998 over 1997, primarily as a result of increased borrowings to finance the Showboat acquisition.

     In third quarter 1997 the Company sold its remaining equity interest in the Sky City Casino in Auckland, New Zealand, and recognized a gain on the sale of $37.4 million. In second quarter 1998 Harrah's sold its equity interest in a restaurant subsidiary and recorded a gain of $13.1 million

     Other income decreased in third quarter 1998 due to lower income earned by the Company on the cash surrender value of certain life insurance policies.

     The effective tax rates for all periods are higher than the federal statutory rate primarily due to state income taxes.

     Minority interests reflects a joint venture partner's share of income at a riverboat casino and decreased in 1998 from the prior year as a result of lower earnings from that riverboat.

     The extraordinary losses in 1998 and 1997 are due to the early extinguishments of debt and include premiums paid to the holders of the debt retired and the write-off of related unamortized deferred finance charges. (See Debt and Liquidity - Early Extinguishment of Debt.)


HARRAH'S JAZZ COMPANY
---------------------

     For an update of the status of the reorganization of Harrah's Jazz Company, which filed a petition for relief under Chapter 11 of the Bankruptcy Code on November 22, 1995, see Note 8 to the accompanying Consolidated Condensed Financial Statements.

CAPITAL SPENDING AND DEVELOPMENT
--------------------------------

Standby Equity Commitment
-------------------------

     Showboat entered into a standby equity commitment which requires that if, during any of the first three Operating Years (as defined), the Combined Cash Flow (as defined) of its 55% owned subsidiary, Showboat Marina Casino Partnership ("SMCP"), is less than $35.0 million, the Company will be required to make additional capital contributions to SMCP in the lesser of (a) $15.0 million, or (b) the difference between the $35.0 million and the Operating Year's Combined Cash Flow. The Company assumed this obligation in connection with its acquisition of Showboat. The Company's aggregate potential obligation under the standby equity commitment was $30.0 million. The Combined Cash Flow of SMCP for the first four full quarters of operation did not achieve the $35.0 million threshold, and the Company was required to contribute $14.3 million under the standby equity commitment. As of September 30, 1998, the remaining potential obligation under the standby equity commitment is $15.7 million. There can be no assurance that the Combined Cash flow for any future Operating Year will exceed $35.0 million and that the Company will not be required to make additional capital contributions to SMCP in accordance with the standby equity commitment. The standby equity commitment is subject to certain limitations, qualifications, and exceptions.


Year 2000
---------

     The Company is working to address the potential impact of the Year 2000 ("Y2K") on the systems and equipment that are essential to its operations, including information technology systems, gaming operations and equipment, facilities, and suppliers. In late 1996, the Company began an assessment of all technology systems and infrastructure supporting operations and in 1997 developed a strategy and approach for addressing Y2K issues across the Company.

     The Company has created a Y2K Task Force and a Y2K Support Office. Representatives from the Task Force meet periodically with senior management of the Company to discuss status, accomplishments, issues, and costs. The Y2K Support Office has three teams: Core Information Technology, responsible for company-wide, standard systems; Property, responsible for property-specific systems and equipment, which includes the Company's non-information technology (i.e. embedded technology) equipment; and Suppliers/Procurement, responsible for ensuring that external suppliers and new equipment purchases are Y2K ready.

     The Y2K Task Force has prioritized its efforts according to the potential impact to the Company's business if a system is not Y2K ready. Priorities, in order, are: Business Critical - required to operate the business; High Priority - significant impact to revenues, operating costs, or customer services; and Other - used by the business but not considered Business Critical or High Priority. The major phases of the Company's approach are Awareness, Assessment, Renovation, Testing and Certification, Implementation, and Contingency Planning. Each phase is fully in progress, and Awareness and Assessment are nearly complete. The following table sets forth the expected date of final completion as of September 30, 1998 with respect to each priority area:

Business Critical                7/99
High Priority                   10/99
Other                         No date set

Contingency plans have been developed for some Business Critical areas, including time and attendance and procurement. Contingency plans will be completed for selected Business Critical and High Priority items, identified on the basis of risk assessment, by December, 1999.

     The Company has been in the process of identifying and communicating with Business Critical and High Priority suppliers about their plans and progress in addressing Y2K problems. Detailed evaluations of the most critical suppliers have been initiated. These evaluations will be followed by the development of contingency plans, which are scheduled to be complete by December, 1999. The process of evaluating suppliers began in October, 1998 and is scheduled for completion by January, 1999, with follow-up reviews scheduled through June 1999.

     The total costs of system replacements and upgrades to address potential Y2K problems and, as well as enhancing business and operational functionality in some areas, are currently estimated to be approximately $9.5 million.
The total amount expanded through September 30, 1998 was approximately
$2.3 million, of which approximately $1 million related to the cost to repair, replace, and improve software and related hardware and equipment, approximately $1.3 million related to the cost of replacing embedded-technology equipment (primarily in the Property area), and approximately $15,000 related to the costs of identifying and communicating with significant suppliers. The estimated future cost is approximately
$7 million, of which approximately $2 million relates to the cost to repair, replace, and improve software and related hardware and equipment, approximately $5 million relates to the cost of replacing embedded-technology equipment (primarily in the Property area), and approximately $10,000 relates to the costs of identifying and communicating with significant suppliers. These costs, along with internal resource hours, are being separately tracked. The Company continues to evaluate the estimated costs associated with Y2K issues, and if significant issues are identified in the future, such costs could increase. Although the Company is devoting considerable resources to resolve Y2K issues, it continues to support and implement other systems, operations and initiatives.

     In connection with the proposed acquisition of Rio, the Company conducted a Y2K readiness review and assessment. When the acquisition is completed, the Rio will be incorporated into the Company's Y2K program, as are the Showboat properties, which will result in additional estimated costs associated with Y2K issues of approximately $3 million. Such estimated costs could increase if significant issues are identified in the future.

     Based upon its efforts to date and the status of the plans to address identified issues, the Company believes that its Business Critical systems are compliant or will be made compliant by mid-1999. One of the greatest challenges of the Y2K issue is the potential impact of systems outside of the Company's control, such as those of utility companies, phone and network systems, and financial institutions. The Company is assessing the Y2K status of such systems on an ongoing basis and developing contingency plans for Business Critical areas. However, should the Company and/or its significant suppliers fail to timely correct material Y2K issues, such failure could have a significant impact on the Company's ability to operate as it did before Y2K. In such an event, the Company will develop contingency plans designed to minimize any impact to the extent possible. The impact on the Company's operating results of such failures and of any contingency plans to be designed to address such events cannot be determined at this time. The Company has not developed a "most likely reasonable worst case scenario," but is in the process of doing so. Like all other businesses, the Company's ability to predict the impact of the Y2K
Problem and the efficacy of its solutions with respect thereto is limited by the unprecedented natue of the problem.

Airline Investment
------------------

     During third quarter 1998, Harrah's invested $15 million in a new airline to be based in Las Vegas. Beginning in mid-1999, the new airline plans to offer conveniently scheduled nonstop flights between Las Vegas and New York, Miami, Los Angeles and San Francisco. Nine additional routes are expected to be added within the first year of operations. All flights will be nonstop to and from its Las Vegas hub. In addition to obtaining a 19.9% voting interest in the airline, Harrah's has also entered into a marketing agreement to support joint promotions involving the airline and Harrah's Las Vegas. Harrah's investment in the airline allows the Company to offer additional valued services and conveniences to customers. Harrah's has no commitment to provide additional funds to the airline. Rio has also made a $15 million investment in the airline. Upon the closing of the Rio acquisition, the Company's equity interest in the new airline will increase to approximately 47.8% but the Company's voting power would be limited to 25%.

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

     The Company's planned development projects, if they go forward, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. Cash needed to finance projects currently under development as well as additional projects being pursued by Harrah's are expected to be made available from operating cash flows, the Bank

Facility (see Debt and Liquidity section), joint venture partners, specific project financing, guarantees by Harrah's of third party debt and, if necessary, additional Harrah's debt and/or equity offerings. Harrah's capital spending for the first nine months of 1998, excluding the Showboat acquisition, totaled approximately $180.6 million. Estimated total capital expenditures for 1998 are expected to be between $195 million and $225 million, excluding the acquisition of Rio and the possible second phase of Harrah's Atlantic City expansion.


DEBT AND LIQUIDITY
------------------

Bank Facility
-------------

     On April 1, 1998, the Company's revolving credit facility (the "Bank Facility") was amended and restated to increase total borrowing capacity to $2.1 billion and to modify the debt covenants. The terms of the Bank Facility provide for scheduled reductions in borrowing capacity, and the first such scheduled reduction occurred on July 31, 1998, when borrowing capacity was reduced by $50 million. Reductions in borrowing capacity of $75 million each are scheduled for January 31, 1999 and July 31, 1999, and a reduction of $100 million is scheduled for January 31, 2000. As of September 30, 1998, $1.8 billion in borrowings were outstanding under the Bank Facility, with an additional $28.6 million committed to back letters of credit. After consideration of these borrowings, $223.9 million of additional borrowing capacity was available to the Company as of September 30, 1998.

     During third quarter of 1998 the borrowing cost on the Bank Facility increased from a base rate of either Eurodollar plus 50 basis points or the prime lending rate to a base rate of either Eurodollar plus 75 basis points or the prime lending rate in accordance with the terms of the Bank Facility agreement.

     It has been the Company's intention to refinance a significant portion of its short-term, floating-rate borrowings under the Bank Facility with debt that has fixed rates and longer maturities. In connection with obtaining consent from its bank lenders for the Rio merger, Harrah's expects that it will agree to refinance a significant portion of its current short-term floating-rate debt with longer-term fixed-rate debt. The Company is unable to determine at this time the terms of the new debt, but it is expected that the terms will be reflective of prevailing conditions in the debt capital markets and likely will be higher than the Company's historical interest costs. Separately, due to current market conditions, any savings from refinancing Rio's long-term debt may be delayed.


Extinguishments of Debt
-----------------------

     On May 1, 1998, Harrah's principal operating subsidiary, Harrah's Operating Company, Inc. ("HOC"), redeemed all $200 million of its 8 3/4 Senior Subordinated Notes due 2002 (the "Notes") at a call price of 102.0%, plus accrued and unpaid interest through the May 1, 1998, redemption date. The Company retired the Notes using proceeds from its amended and restated Bank Facility. Redemption of the 8 3/4% Notes using funds drawn under the Bank Facility reduced interest costs on this

$200 million by approximately 2.5 percentage points, based on current rates. An extraordinary charge, net of tax, of $3.3 million was recorded during second quarter 1998 in conjunction with this early extinguishment of debt.

     On June 15, 1998, Harrah's newly acquired subsidiary, Showboat, Inc., redeemed approximately $218.6 million face amount of its 9 1/4% First Mortgage Bonds due 2008 and approximately $117.9 million face amount of its 13% Senior Notes due 2009 (collectively, the "Showboat Notes"). Harrah's recorded the liabilities assumed in the Showboat acquisition, including the Showboat Notes, at their fair value as of the consummation date of the transaction. The difference between the consideration paid to the holders of the Showboat Notes pursuant to this tender offer and the fair value of the Showboat Notes on the consummation date, together with the cost of conducting the tender offer, were recorded by Harrah's in the second quarter as an extraordinary loss of $13.3 million, net of tax.

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

     During third quarter the Company defeased the remaining balance of the Showboat Notes. Treasury securities were purchased and deposited with trustees to pay the scheduled interest payments to the first call date and the premium and principal on the securities outstanding on such date. These treasury securities are reported as assets and the remaining balance of the Showboat Notes is reported in long-term debt in the Consolidated Condensed Balance Sheet.


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

     For more information regarding the Company's interest rate swap agreements as of September 30, 1998, please see Note 4 to the accompanying Consolidated Condensed Financial Statements.


Guarantees of Third Party Debt
------------------------------

     The Company guaranteed a $25 million bank loan (the "Loan") of Turfway Park Racing Association, Inc. ("Turfway"). The Loan matured February 28, 1998. Turfway failed to repay the Loan at maturity. The Company purchased the Loan from the lending bank pursuant to the Company's guaranty. The balance of the Loan at the time of purchase was $22.9 million. The Loan was secured by a first mortgage of real estate and first security interest of 1/3 of the stock of Turfway. On July 15, 1998, the real estate was transferred to an affiliate of the Company in lieu of foreclosure of the mortgage for a credit of $9 million against the Loan. On October 21, 1998, another affiliate of the Company (to which the Loan had been assigned by the Company) was the successful bidder at public auction of the stock of Turfway, granting a credit of $13.6 million against the Loan. As a result, the Company now owns a one-third interest in Turfway.

     As described in the Division Operating Results and Development Plans--Managed Casino--Indian Lands section, Harrah's may guarantee all or part of the debt incurred by Indian tribes with which Harrah's has entered a management contract to fund development of casinos on the Indian lands. For all existing guarantees of Indian debt, Harrah's has obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, the value of such property would satisfy Harrah's obligations in the event these guarantees were enforced. Additionally, Harrah's has received limited waivers from the Indian tribes of their sovereign immunity to allow Harrah's to pursue its rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken. The aggregate outstanding balance of such debt as of September 30, 1998, was $106.4 million, excluding the $12.6 million guarantee related to the Skagit Tribe's debt.

Shelf Registration
------------------

     To provide for additional financing flexibility, Harrah's, together with its wholly-owned subsidiary, HOC, have available until June 2000 an effective shelf registration statement with the Securities and Exchange Commission. The registration allows the issuance of up to $750 million of Harrah's common stock or HOC preferred stock or debt securities. The issue price of the Harrah's common stock or the terms and conditions of the HOC preferred stock or debt securities, which would be unconditionally guaranteed by Harrah's, would be determined by market conditions at the time of issuance.

EFFECTS OF CURRENT ECONOMIC AND POLITICAL CONDITIONS
----------------------------------------------------

Competitive Pressures
---------------------

     Due to the limited number of new markets opening for development, the focus of many casino operators has shifted to investing in existing markets in an effort to attract new customers, increasing competition in those markets. Harrah's properties in the long-established gaming markets of Nevada and New Jersey have generally reacted less significantly to the changing competitive conditions. With the exception of the additional supply being added in Las Vegas, the amount of supply change within these markets has represented a smaller percentage change than that experienced in some riverboat markets. In riverboat markets, the additions to supply had a more noticeable impact, due to the fact that competition was limited in the early stages of many of these markets. As companies have completed expansion projects, supply has typically grown at a faster pace than demand in some markets and competition has increased significantly. Furthermore, several operators, including Harrah's, have announced plans for additional developments or expansions in some markets. In the Las Vegas market a new "mega" facility opened in October, 1998, and others are planned and under development. The impact that the additional supply will have on Harrah's operations cannot be determined at this time.

     Over the past several years, there has also been a significant increase in the number of casinos on Indian lands, made possible by the Indian Gaming Regulatory Act of 1988. Harrah's manages three such facilities. The future growth potential from Indian casinos is also uncertain, however. See "Political Uncertainties" below for information concerning a California referendum.

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

Industry Consolidation
----------------------

     As evidenced by a number of recent public announcements by casino entertainment companies of plans to acquire or be acquired by other companies, including Harrah's acquisition of Showboat and planned acquisition of Rio, consolidation in the gaming industry is now underway. The Company believes it is well-positioned to, and may from time to time, pursue additional strategic acquisitions to further enhance its distribution, strengthen its access to target customers and leverage its technological and centralized services infrastructure.


Political Uncertainties
-----------------------
     The casino entertainment industry is subject to political and regulatory uncertainty. In 1996, the U.S. government formed a federal commission to study gambling in the United States, including the casino gaming industry. Subsequent to the end of third quarter 1998, voters in the state of California approved a referendum that will allow an expansion of gaming offerings on Indian lands in that state. At this time, the ultimate impacts that the federal commission and the approval of the California referendum will have on the industry are uncertain. From time to time, individual jurisdictions have also considered legislation or referendums which could adversely impact Harrah's operations, and the likelihood or outcome of similar legislation and referendums in the future is difficult to predict.

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


INTERCOMPANY DIVIDEND RESTRICTION
---------------------------------

     Agreements governing the terms of its debt require Harrah's to abide by covenants which, among other things, limit HOC's ability to pay dividends and make other restricted payments, as defined, to Harrah's. The amount of HOC's net assets which are restricted by these covenants was approximately $823.8 million at September 30, 1998. Harrah's principal asset is the stock of HOC, a wholly-owned subsidiary which holds, directly and through subsidiaries, the principal assets of Harrah's businesses. Given this ownership structure, these restrictions should not impair Harrah's ability to conduct its business through its subsidiaries or to pursue its development plans.


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


PRIVATE SECURITIES LITIGATION REFORM ACT
----------------------------------------

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission ("SEC") (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking. These include statements relating to the following activities, among others: (A) operations and expansions of existing properties, including future performance, anticipated scope and opening dates of expansions;
(B) planned development of casinos and hotels that would be owned or managed by the Company and the pursuit of strategic acquisitions; (C) the redevelopment of the casino in New Orleans; (D) planned capital expenditures for 1998 and beyond;
(E) the planned acquisition of Rio; (F) the impact of the WINet and Total Gold Card Programs; (G) any future impact of the Showboat acquisition; and (H) Year 2000 compliance plans. These activities involve important factors that could cause actual results to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. These include, but are not limited to, the following factors as well as other factors described from time to time in the Company's reports filed with the SEC: construction factors, including zoning issues, environmental restrictions, soil conditions, weather and other hazards, site access matters and building permit issues; access to available and feasible financing; regulatory, licensing and other government approvals, third party consents and approvals, and relations with partners, owners and other third parties; conditions of credit markets and other business and economic conditions, including international and national economic problems; litigation, judicial actions and political uncertainties, including gaming legislative action, referenda, and taxation; actions or inactions of suppliers and vendors regarding Year 2000; and the effects of competition including locations of competitors and operating and marketing competition. Any forward looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

                           PART II -- OTHER INFORMATION
                           ----------------------------
                            Item 1. Legal Proceedings
                           ----------------------------


New Orleans
-----------

     On October 30, 1998, the Plan of Reorganization for Harrah's Jazz Company was consummated. As a result, the contingencies in the already approved settlements in the In Re Harrah's Entertainment, Inc. Securities Litigation, Civil No. 95-3925, and Russell M. Swody, et al v. Harrah's New Orleans Management Company and Harrah's Entertainment, Inc., Civil No. 95-4118, matters, both of which were pending in the United States District Court for the Eastern District of Louisiana, were removed and the settlements are now fully effective.

     Also in connection with the consummation of the Plan of Reorganization, releases of past events in connection with the New Orleans casino project were obtained by the Company from various parties that had previously been in litigation with the Company. Among the releases exchanged at closing were releases from Centex-Landis, the City of New Orleans, the Louisiana Gaming Control Board, the Louisiana Economic Development and Gaming Corporation, New Orleans/Louisiana Development Corporation and its shareholders, Eddie Sapir and the Eddie Sapir Inter Vivos Trust No. 1.

     Also in connection with the consummation of the Plan of Reorganization, motions to dismiss with prejudice and/or notices of dismissal with prejudice were filed in the following actions involving the Company: Harrah's New Orleans Investment Company v. New Orleans Louisiana Development Corporation, Civil No. 95-3166, New Orleans Louisiana Development Corporation v. Harrah's Entertainment, et. al., Civil No. 95-14653, Centex-Landis Construction Co., Inc.
v. Harrah's Entertainment, Inc. et. al., Civil No. 95-18101, City of New Orleans and Rivergate Development Corporation v. Harrah's Entertainment, Inc. et. al., Civil No. 95-19285, Louisiana Economic Development and Gaming Corporation v. Harrah's Entertainment, Inc. et. al., now Civil No. 96-169, in the In Re Harrah's Jazz Company bankruptcy proceeding, the adversary proceeding styled Harrah's Jazz Company v. A&D Maintenance Services, et. al., 97-1174, in the In Re New Orleans Louisiana Development Corporation bankruptcy proceeding, the adversary proceeding styled New Orleans Louisiana Development Corporation v. Bankers Trust Company, et. al., 97-1176, and Eddie Sapir et. al. v. Bankers Trust Company, et. al., Civil No. 97-20643, all pending in the United States District Court for the Eastern District of Louisiana or its Bankruptcy Court. It is anticipated that the orders effectuating these dismissals will be entered shortly.

Missouri
--------

     On November 25, 1997, the Missouri Supreme Court issued a ruling in Akin v. Missouri Gaming Commission that defined the state constitutional requirements for floating casino facilities in artificial basins. Subsequently, the Missouri Gaming Commission (the "Commission") attempted to issue disciplinary resolutions that effectively would have amended the gaming licenses of the Company's Missouri casinos, and numerous other floating casino facilities in the Commission's jurisdiction, to preclude games of chance, subject to evidentiary hearings that were to be held if the licensees filed appeals to prove compliance with the Supreme Court's ruling. Prior to the Commission's action, Harrah's and other licensees filed petitions in the Circuit Court of Cole County, Missouri, and succeeded in having the Court issue an order restraining the Commission from taking any such disciplinary action. The Commission appealed to the Missouri Supreme Court which, on May 28, 1998, lifted the lower court's restraining order. On June 18, 1998, the Commission reissued its proposed disciplinary resolutions. All affected licensees, including Harrah's, filed timely appeals of the proposed disciplinary resolutions. Subsequently, all of the parties to the several disciplinary hearings, including Harrah's and the Commission, agreed that all of the evidence for the hearings would be presented through documents rather than through oral testimony, so no hearings were held. Harrah's has also filed suit seeking declaratory judgment that its gaming facilities meet the state constitutional mandates as established by the Missouri Supreme Court. On November 3, 1998, the people of the State of Missouri voted to amend the State's Constitution to deem all floating casino facilities in compliance with state law. Once the election results are certified (30 days), it is expected that the Commission will dismiss the disciplinary resolutions.

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

                    Item 6. Exhibits and Reports on Form 8-K
                   ------------------------------------------

(a)      Exhibits

          EX-2.1 Agreement and Plan of Merger, dated as of August 9, 1998, by and among Harrah's Entertainment, Inc., HEI Acquisition Corp. III and Rio Hotel & Casino, Inc. (Incorporated by reference from the Company's Current Report on Form 8-K filed August 14, 1998, File No. 001-10410.)

          EX-2.2 First Amendment to the Agreement and Plan of Merger, dated as of September 4, 1998, by and among Harrah's Entertainment, Inc., HEI Acquisition Corp. III and Rio Hotel & Casino, Inc. (Incorporated by reference from the Company's Current Report on Form 8-K filed September 4, 1998, File No. 001-10410.)

         *EX-4.1 First Amendment, dated as of September 16, 1998, to the Credit Agreement dated as of July 22, 1993, amended and restated as of June 9, 1995 and further amended and restated as of April 1, 1998 (the "5-Year Credit Agreement") and to the Credit Agreement dated as of June 9, 1995, amended and restated as of April 1, 1998 (the "364-Day Credit Agreement"), among Harrah's Entertainment, Inc., Harrah's Operating Company, Inc., Marina Associates, the lenders party to these credit agreements, Canadian Imperial Bank of Commerce and Societe Generale, as Co-Syndication Agents, Bank of America National Trust and Savings Association, as Documentation Agent, and Bankers Trust Company, as Administrative Agent.

         *EX-11          Computation of per share earnings.

         *EX-27          Financial Data Schedule.

*Filed herewith.

(b) A Form 8-K was filed by the Company on August 14, 1998, reporting the agreement to acquire Rio Hotel & Casino, Inc.

         A Form 8-K/A was filed by the Company on August 14, 1998, reporting the financial information relating to the 8-K filed June 16, 1998 which announced the consummation of the acquisition of Showboat, Inc.

         A Form 8-K was filed by the Company on September 4, 1998, reporting the accounting change for the planned acquisition of Rio Hotel & Casino, Inc.

                                    Signature
                                    ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HARRAH'S ENTERTAINMENT, INC.



November 13, 1998                   BY:     /s/JUDY T. WORMSER
                                            -----------------------
                                            Judy T. Wormser
                                            Vice President and Controller
                                            (Chief Accounting Officer)

                                  Exhibit Index
                                  -------------


                                                              Sequential
Exhibit No.                Description                          Page No.
-----------       -------------------------------             ----------

 EX-2.1           Agreement and Plan of Merger,
                  dated as of August 9, 1998, by
                  and among Harrah's Entertainment,
                  Inc., HEI Acquisition Corp. III
                  and Rio Hotel & Casino, Inc.
                  (Incorporated by reference from
                  the Company's Current Report
                  on Form 8-K filed August 14,
                  1998, File No. 001-10410.)

 EX-2.2           First Amendment to the Agreement
                  and Plan of Merger, dated as of
                  September 4, 1998, by and among
                  Harrah's Entertainment, Inc.,
                  HEI Acquisition Corp. III and
                  Rio Hotel & Casino, Inc.
                  (Incorporated by reference from
                  the Company's Current Report on
                  Form 8-K filed September 4, 1998,
                  File No. 001-10410.)

 EX-4.1           First Amendment, dated as of
                  September 16, 1998, to the
                  Credit Agreement dated as of
                  July 22, 1993, amended and
                  restated as of June 9, 1995
                  and further amended and restated
                  as of April 1, 1998 (the
                  "5-Year Credit Agreement") and
                  to the Credit Agreement dated
                  as of June 9, 1995, amended
                  and restated as of April 1,
                  1998 (the "364-Day Credit
                  Agreement"), among Harrah's
                  Entertainment, Inc., Harrah's
                  Operating Company, Inc., Marina
                  Associates, the lenders party
                  to these credit agreements,
                  Canadian Imperial Bank of
                  Commerce and Societe Generale,
                  as Co-Syndication Agents, Bank




                                                              Sequential
Exhibit No.                Description                          Page No.
-----------       -------------------------------             ----------


                  of America National Trust and
                  Savings Association, as
                  Documentation Agent, and Bankers
                  Trust Company, as Administrative
                  Agent.

 EX-11            Computation of per share earnings.

 EX-27            Financial Data Schedule.


