Form 10-K405
period 1998-12-31
HARRAHS ENTERTAINMENT INC
filed 1999-03-19
CIK 858339

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                               ------------------

(MARK ONE)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       or

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
         .

                          COMMISSION FILE NO. 1-10410
                          HARRAH'S ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)

      DELAWARE                I.R.S. NO. 62-1411755
      (State of        (I.R.S. Employer Identification No.)
   Incorporation)

                                1023 CHERRY ROAD
                            MEMPHIS, TENNESSEE 38117
              (Address of principal executive offices) (zip code)
       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (901) 762-8600
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS                                                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
------------------------------------------------------------------  ----------------------------------------------
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 29, 1999, based upon the closing price of $14.875 for the Common Stock on the New York Stock Exchange on that date, was $1,869,450,447.

    As of January 29, 1999, the Registrant had 127,111,970 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, which will be filed within 120 days after the end of the fiscal year, are incorporated by reference into Part III hereof and portions of the Company's Annual Report to Stockholders for the year ended December 31, 1998 (the "Annual Report") are incorporated by reference into Parts I and II hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES.

    Harrah's Entertainment, Inc. (referred to herein, together with its subsidiaries where the context requires, as the "Company" or "Harrah's Entertainment") is one of the leading casino entertainment companies in the United States. Harrah's Entertainment, formerly named The Promus Companies Incorporated ("Promus"), was incorporated on November 2, 1989 under Delaware law. On June 30, 1995, Promus changed its name to Harrah's Entertainment, Inc., following the spin-off of its hotel business into a separate public corporation.

    Harrah's Entertainment conducts its business through its wholly-owned subsidiary, Harrah's Operating Company, Inc. ("HOC") (formerly named Embassy Suites, Inc. ("Embassy")), and through HOC's subsidiaries. The principal asset of Harrah's Entertainment is the stock of HOC, which holds, directly or indirectly through subsidiaries, substantially all of the assets of the Company's businesses. The principal executive offices of Harrah's Entertainment are located at 1023 Cherry Road, Memphis, Tennessee 38117, telephone (901) 762-8600.

    On June 1, 1998, the Company completed its acquisition of Showboat, Inc. ("Showboat"). Showboat owns and operates casinos in Atlantic City, New Jersey and Las Vegas, Nevada. It manages and is the largest single shareholder, currently owning approximately 24.6%, of the Star City casino in Sydney, New South Wales, Australia. Effective February 26, 1999, Showboat also owns approximately 99.5% of subsidiaries which own and manage the Harrah's East Chicago Casino in East Chicago, Indiana.

    On October 30, 1998, the Plan of Reorganization of Harrah's Jazz Company was consummated, clearing the way for the construction of the new Harrah's New Orleans Casino in New Orleans, Louisiana.

    On January 1, 1999, the Company completed its merger with Rio Hotel & Casino, Inc. ("Rio"). Rio owns and operates the Rio Hotel & Casino, an all-suite hotel and casino located in Las Vegas, Nevada, as well as the Rio Secco Golf Club in nearby Seven Hills, Nevada.

    The Company terminated its management of the Sky City casino in Auckland, New Zealand on June 30, 1998.

    On November 2, 1998, the Company turned over management of the Harrah's Skagit Valley casino to the Upper Skagit Valley Tribe, and the Harrah's name was removed from the property.

    In January 1999, Harrah's Entertainment announced plans to relocate its corporate headquarters and move its senior corporate executives and their support staffs to Las Vegas, Nevada, beginning in August 1999. The Company's national service headquarters will remain in Memphis, Tennessee. The Company believes that the relocation to the epicenter of the casino industry will improve its business by expanding its knowledge base of the gaming market, enhancing its product and service innovation, fueling its corporate development and increasing its visibility and accessibility to important industry, political and customer constituencies. The Company further believes that expanding its presence in the world's largest casino marketplace will benefit its entire national distribution network and will enhance its ability to attract and retain the highest quality senior executives in the gaming industry. The cost of the relocation is not expected to be material.

    Operating data for the three most recent fiscal years, together with interest expense and other income, is set forth on pages 26 through 29 of the Annual Report, which pages of the Annual Report are incorporated herein by reference.

    For information on operating results and a discussion of those results, see "Management's Discussion and Analysis--Results of Operations" on pages 25 through 35 of the Annual Report, which pages are incorporated herein by reference.

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information included in this Annual Report on Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission ("SEC") (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking. These include statements relating to the following activities, among others: (A) operations and expansions of existing properties, including future performance, anticipated scope and opening dates of expansions; (B) construction or development of casinos; (C) planned capital expenditures for 1999 and beyond and any future debt refinancing; (D) the impact of the WINet and Total Gold Programs; (E) the launch of National Airlines; and (F) Year 2000 compliance efforts and costs. These activities involve important factors that could cause actual results to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. These include, but are not limited to, the following factors as well as other factors described from time to time in the Company's reports filed with the SEC: construction factors, including zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters and building permit issues; access to available and feasible financing; regulatory, licensing and other governmental approvals, third party consents and approvals, and relations with partners, owners and other third parties; conditions of credit markets and other business and economic conditions; litigation, judicial actions and political uncertainties, including gaming legislative action and taxation; and effects of competition, including locations of competitors and operating and marketing competition. Any forward looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

                              CASINO ENTERTAINMENT

GENERAL

    The Company's casino business commenced operations more than 60 years ago and is unique among casino entertainment companies in its broad geographic diversification. At year end, Harrah's Entertainment operated casino hotels in the five traditional U.S. gaming markets of Reno, Lake Tahoe, Las Vegas and Laughlin, Nevada and Atlantic City, New Jersey. It also operated riverboat casinos in Joliet, Illinois; dockside casinos in Vicksburg and Tunica, Mississippi, Shreveport, Louisiana, and St. Louis and North Kansas City, Missouri; and casinos on three Indian reservations, one near Phoenix, Arizona, one near Topeka, Kansas and one in Cherokee, North Carolina. The Company also operates Showboat land-based casinos in Las Vegas, Nevada and Atlantic City, New Jersey, as well as a riverboat casino in East Chicago, Indiana (which, on March 15, 1999, began operating under the Harrah's brand name), and the Star City Casino in Sydney, Australia. On January 1, 1999, the Company acquired the Rio Hotel & Casino in Las Vegas, Nevada.

    As of December 31, 1998 (after giving effect to the Company's merger with Rio), Harrah's Entertainment operated a total of approximately 1,120,000 square feet of casino space, 30,162 slot machines, 1,167 table games, 11,685 hotel rooms or suites, approximately 206,292 square feet of convention space, 90 restaurants, 29 snack bars, twelve showrooms and five cabarets.

    Harrah's Entertainment continued in 1998 to implement its Total Gold program, a fully integrated national player recognition and rewards program that connects player activity and provides rewards across all Harrah's properties. Harrah's Total Gold Program is the first and only program in the casino industry that rewards and recognizes casino customers on the level of a national brand--coast to coast. The Company has obtained three U.S. patents covering the technology associated with the Total Gold program. Underpinning Harrah's Total Gold program is a database management system exclusive to the Company, The Winners Information Network system, or WINet (U.S. Patent Pending), which enhances the advantages of the Company's geographic distribution and links all of its domestic Harrah's brand locations.

    The Company's marketing strategy is currently designed to appeal primarily to those customers who are avid, experienced players, especially those who play in more than one market. The Company's strategic direction is focused on establishing well-defined brand identities that communicate and deliver a consistent message of high quality and excellent service.

LAND-BASED CASINOS

ATLANTIC CITY

    The Harrah's Atlantic City casino hotel is situated on 24.17 acres in the Marina area of Atlantic City and at year end had approximately 80,800 square feet of casino space with 2,570 slot machines and 80 table games. It consists of three 16-story hotel towers with 278 suites and 896 rooms and adjoining low rise buildings which house the casino space and the 26,100 square foot convention center. The facilities include nine restaurants, an 800-seat showroom, a health club with swimming pool and parking for 2,682 cars, including a substantial portion in a parking garage. The property also has a 63-slip marina.

    The Mardi Gras-themed Atlantic City Showboat is located on 21 acres of land on the Boardwalk next to the Trump Taj Mahal and currently has approximately 102,000 square feet of casino gaming space containing 3,700 slot machines and 95 table games. The hotel and casino also has 7 restaurants, two lounges and snackbars, a shopping center, a 60-lane bowling center, a 346-seat showroom and a total of 800 hotel rooms (including 59 suites). There are 3,450 parking spaces available.

    Harrah's Entertainment announced plans to construct a new 1,600-space employee and valet service parking lot for the Harrah's Atlantic City Casino on a plot of land acquired in a land exchange with Mirage Resorts in February 1999. Previously, the Company had leased a lot on property belonging to Mirage Resorts, which because of development needs, will terminate the Company's parking rights in May 1999.

    The Company also owns approximately 14.9 acres of land adjacent to Harrah's Atlantic City and 170 acres of wetlands in the Marina area.

    Most of Harrah's Atlantic City's and Atlantic City Showboat's customers arrive by car from within a 150-mile radius which includes Philadelphia, New York and northern New Jersey, the casinos' primary feeder markets.

LAS VEGAS

    Harrah's Las Vegas is located on approximately 17.3 acres on the Las Vegas Strip and consists of a 15-floor hotel tower, a 23-floor hotel tower, two 35-story hotel towers, and adjacent low-rise buildings which house a 25,000 square foot convention center and the casino. The hotel has 2,587 regular rooms and 90 suites. The Harrah's Las Vegas complex has approximately 86,700 square feet of casino space, with 1,963 slot machines and 84 table games. Also included are six restaurants, four snack bars, the 525-seat Commander's Theatre, a 367-seat cabaret, an arcade, a health club and a heated pool. There are 2,720 parking spaces available, including a substantial portion in a self-park garage.

    The newly-acquired Rio Hotel & Casino is situated adjacent to Interstate 15 near the heart of the Las Vegas Strip and has approximately 105,000 square feet of casino gaming space containing 2,340 slot machines, approximately 100 table games including a premium gaming area, poker room, keno and race and sports book. The carnival and Mardi Gras-themed hotel and casino also has 2,548 hotel suites, including 1,500 suites contained in the three interconnected 21-story "Ipanema Towers" and 1,000 suites in the 41-story "Masquerade Tower." In addition, the hotel contains 13 restaurants, 13 bars and two coffee bars, a 737-seat entertainment complex, a 32,000 square-foot shopping area and a 108,000 square foot outdoor entertainment area featuring a landscaped sand beach and three swimming pools. There are 6,155 parking spaces available, including self-parking and valet. Rio also owns the Rio Secco Golf Club in nearby Seven Hills, which opened for play in October 1997. Construction of the club house was completed in mid-1998.

    In October, 1997, Rio, having accumulated 43 acres of land adjacent to the Rio, announced the New Rio Master Plan. Most of the first phase of the New Rio Master Plan is complete, including a state-of-the-art convention and entertainment center, a complex of nine luxury "Palazzo" suites; a restaurant serving authentic Chinese food; a valet parking structure; an expanded outdoor area with an additional swimming pool; additional exhibition space in the Masquerade Village; an expansion of the Shutters premium gaming lounge; the creation of a concierge suite level in the Ipanema and Masquerade Towers; an expansion of the Rio's spa; and additional parking. A new road connecting the Rio and the Las Vegas Strip through an extension of Twain Avenue to Industrial Road and a retail shopping area are expected to be completed during 1999.

    Subsequent phases of the New Rio Master Plan are in the conceptual stage. These conceptual phases currently include a separate hotel-casino of up to 3,000 rooms and two additional parking structures. The timetable, theme and cost of the subsequent phases have not yet been established and there can be no assurance that the balance of the New Rio Master Plan will be implemented.

    In connection with its merger with Rio, the Company assumed all of Rio's outstanding debt, including its 10 5/8% Senior Subordinated Notes due 2005 and 9 1/2% Senior Subordinated Notes due 2007 (collectively, the "Notes") in the aggregate principal amount of $225 million. As required by the indentures governing the Notes, HOC made an offer to purchase the Notes at 101% of their principal amount. None of the Notes were tendered as a result of the offer. The Notes are non-recourse. The Company also assumed Rio's bank credit facilities with an aggregate commitment of $400 million, of which $198.7 million was outstanding at the time of the merger.

    The Showboat Las Vegas property is located along the Boulder Highway, south of downtown Las Vegas. The facility contains 75,000 square feet of gaming space, including 1,450 slot machines and 18 table games. In addition the Las Vegas Showboat has four restaurants, 447 hotel rooms, a 106-lane bowling center, 8,300 square feet of meeting space and a 1,200-seat bingo parlor. There are 2,660 parking spaces available, as well as an 84-space recreational vehicle park. The Company considers the Showboat Las Vegas a non-strategic asset and is holding the property for sale.

    The primary feeder markets for Harrah's Las Vegas are the Midwest, California and Canada. For Rio, the primary feeder markets are Southern California, the Southwest and Asia. Showboat Las Vegas primarily attracts a local market with feeder markets in Southern California, Arizona, Utah and Texas.

LAKE TAHOE

    Harrah's Lake Tahoe is situated on 23 acres near Lake Tahoe and consists of an 18-story tower and adjoining low-rise building which house an 18,000 square foot convention center and approximately 66,500 square feet of casino space, with 1,727 slot machines and 82 table games. The casino hotel, with 77 suites and 453 luxury rooms, has seven restaurants, two snack bars, the 688-seat South Shore Showroom, a 50-seat cabaret, a health club, retail shops, a heated pool and an arcade. The facility has customer parking for 854 cars in a garage and 1,098 additional spaces in an adjoining lot.

    The Company also operates Bill's Lake Tahoe Casino which is located on a 2.1 acre site adjacent to Harrah's Lake Tahoe. The casino includes approximately 18,000 square feet of casino space, with 568 slot machines and 17 table games, and one restaurant.

    The primary feeder markets for both casinos are California and the Pacific Northwest.

RENO

    Harrah's Reno, situated on approximately 3.7 acres, consists of a casino hotel complex with a 24-story structure, an approximate 15,450 square foot convention center and 57,000 square feet of casino space, with 1,459 slot machines and 72 table games. The facilities include two hotel towers, with 954 rooms and 14 suites, the 420-seat Sammy's Showroom, a pool, a health club and an arcade. The property has six restaurants, including a Planet Hollywood restaurant and lounge operated by a non-affiliated restaurant company. The complex can accommodate guest parking for 1,515 cars, including a valet parking garage, a self-park garage and off-site valet parking.

    One of the hotel towers at Harrah's Reno had been operated by Harrah's Entertainment as a Hampton Inn pursuant to a license agreement from Promus Hotels, Inc. ("Promus Hotels"). In August 1998, the Company paid a one-time franchise termination fee to Promus Hotels and converted the hotel to the Harrah's brand name.

    The primary feeder markets for Harrah's Reno are northern California, the Pacific Northwest and Canada.

LAUGHLIN

    Harrah's Laughlin is located in Laughlin, Nevada on a 44.9 acre site in a natural cove on the Colorado River and features a hotel with 1,520 standard rooms and 81 suites, a 378-seat showroom, a 3,164-seat outdoor amphitheater, five restaurants and three snack bars, including a McDonald's and a Baskin Robbins which are operated by non-affiliated companies. Harrah's Laughlin has approximately 47,000 square feet of casino space, with 1,183 slot machines and 39 table games, and approximately

5,000 square feet of convention center space. The facility has customer parking for 2,604 cars, including a covered parking garage, and a park for recreational vehicles. Other amenities include a health club, swimming pools, an arcade and retail shops. It is the only property in Laughlin with a developed beachfront on the River.

    The casino's primary feeder markets are the Los Angeles and Phoenix metropolitan areas.

AUSTRALIA

    The Star City casino in Sydney, Australia is owned by a corporation which is approximately 25% owned by an indirect subsidiary of the Company. The subsidiary also owns 85% of the facility's management company. Star City is located in the Sydney Harbor area of the city and holds a 99-year lease and a 12-year legal monopoly for the state of New South Wales, both of which commenced in September 1995. It is themed like a "mini-city", containing 136,625 square feet of casino gaming space consisting of approximately 1,500 slot machines and 200 table games, retail stores, ten restaurants, two snack bars, 13,400 square feet of convention and banquet space, and two theaters. The casino provides parking for 2,500 cars. The casino's primary feeder market is the Sydney Metropolitan area.

NEW ORLEANS

    A Harrah's Entertainment subsidiary owned an approximate 47% interest in Harrah's Jazz Company ("Harrah's Jazz"), a partnership formed for purposes of developing, owning and operating the exclusive land-based casino entertainment facility (the "Harrah's New Orleans Casino") in New Orleans, Louisiana, on the site of the former Rivergate Convention Center. In November 1995, Harrah's Jazz and its wholly-owned subsidiary, Harrah's Jazz Finance Corp., filed petitions for relief under Chapter 11 of the Bankruptcy Code. Harrah's Jazz filed a plan of reorganization with the Bankruptcy Court in April 1996 and filed several subsequent amendments to the plan (the "Plan"). The Bankruptcy Court confirmed the Plan as modified on October 13, 1998 and the Plan was consummated on October 30, 1998.

    In accordance with the terms of the plan, a newly formed limited liability company, Jazz Casino Company, L.L.C. ("JCC"), is responsible for completing construction of the Harrah's New Orleans Casino, which will feature 100,000 square feet of casino space containing an estimated 2,840 slot machines and 114 table games. A 100,000 square foot second floor will feature yet to be determined non-casino space.

    In exchange for an equity investment in JCC's parent, JCC Holding Company, of $75 million (including $60 million in debtor-in-possession loans to Harrah's Jazz which were converted to equity upon consummation of the Plan), a subsidiary of the Company acquired, at the time of Plan consummation, approximately 44% of the equity in JCC Holding Company. This ownership interest has been reduced to approximately 43% due to the exercise by an unrelated party of an option to acquire a portion of the Company's interest, and the ownership interest may be reduced in the future to approximately 40% in the event other unrelated parties exercise additional options to acquire portions of the Company's interest. The Company also owns a warrant which entitles the Company to acquire additional shares in JCC Holding Company sufficient to increase its ownership in JCC Holding Company to 50% for a predetermined price.

    A subsidiary of the Company (the "Manager") will manage the Casino pursuant to a management agreement under which it will receive a base management fee of 3% of Casino revenues and 7% of Casino EBITDA in excess of $75 million. The Company is obligated to defer receipt of management fees under certain circumstances. The Company has also entered into settlements with former partners of Harrah's Jazz whereby such partners (or their creditors) are entitled to future payments from the Company which are calculated based on management fees received by the Manager.

    The Company (i) guarantees JCC's initial $100 million annual payment under the casino operating contract to the State of Louisiana gaming board (the "State Guarantee"), (ii) guarantees $166.5 million of a $236.5 million JCC bank credit facility, including a $25 million working capital loan, (iii) guarantees to the State of Louisiana gaming board, City of New Orleans, banks under the JCC bank credit facility and JCC bondholders, completion and opening of the Casino on or before October 30, 1999 (subject to force majeure) and (iv) is obligated to make a $22.5 million subordinated loan to JCC, if needed, to finance construction of the Casino.

    With respect to the State Guarantee, the Company is obligated to guarantee JCC's first $100 million annual payment obligation commencing upon the earlier of opening of the Casino or October 30, 1999 (subject to force majeure), and, if certain cash flow tests and other conditions are satisfied each year, to renew the guarantee beginning April 1, 2000, for each 12 month period ending March 31, up to the 12 month period ending March 31, 2004. The Company's obligation under the guarantee for the first year of operations or any succeeding 12 month period is limited to a guarantee of the $100 million payment obligation of JCC for the 12 month period in which the guarantee is in effect and is secured by a first priority lien on JCC's assets. JCC's payment obligation (and therefore the amount guaranteed by the Company) is $100 million at the commencement of each 12 month period under the casino operating contract and declines on a daily basis by 1/365 of $100 million to the extent payments are made each day by JCC to Louisiana's gaming board.

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

    The casino is currently expected to open by late October 1999.

    See "Legal Proceedings" herein for a discussion of legal actions filed in connection with the New Orleans project.

RIVERBOAT CASINOS

JOLIET

    Harrah's Joliet is located in downtown Joliet, Illinois, on the Des Plaines River. The two riverboat casinos, the Harrah's Northern Star, a modern 210-foot mega-yacht, and the 210-foot Southern Star II, a re-creation of a Mississippi riverboat, offer a combined total of 37,160 square feet of casino space with 47 table games and 1,038 slot machines. Each riverboat has the capacity to accommodate approximately 825 guests per cruise. Harrah's Joliet offers 18 to 19 cruises per day.

    The dockside facilities, which are situated on 6.8 acres, include a pavilion with three restaurants, two snack bars, a lounge, approximately 3,700 square feet of meeting space and a retail shop. Parking is available for 943 cars, including a portion in a 4-story parking garage.

    Construction is under way on a $29 million development project, which will be located in Joliet's City Center. The project includes a 204-room hotel (including four suites) with 8,000 square feet of new and renovated office space. The hotel will be located between Harrah's pavilion and Cass Street and is scheduled for completion in the fourth quarter of 1999.

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

    The Chicago metropolitan area is the primary feeder market for Harrah's Joliet, with Joliet being only 30 miles from downtown Chicago. The Company expects that the addition of the new hotel will expand the customer base beyond that radius.

TUNICA

    Harrah's Tunica is a riverboat casino complex located in Tunica, Mississippi, approximately 30 miles south of downtown Memphis, Tennessee. The facilities include a casino constructed on a floating stationary barge with approximately 50,000 square feet of casino space, 1,246 slot machines and 33 table games. Shoreside facilities, which are situated on 88 acres of land, include a Harrah's hotel, which features 181 rooms, 18 suites, exercise facilities, three restaurants, a snack bar, a 250-seat showroom, a child care facility, an arcade, retail shop, approximately 13,500 square feet of convention area/meeting room space and customer parking for approximately 2,600 cars.

    The riverboat casino facilities are owned by a partnership which is 100% owned by the Company. The underlying land is held under a long-term lease to the partnership.

    The partnership which owns Harrah's Tunica entered into agreements with two nearby competitors for the development of a golf course and related facilities adjacent to Harrah's Tunica. Construction on the project was completed in fourth quarter 1998 at a cost to the Company of $2 million.

    The primary feeder market for Harrah's Tunica is the Memphis metropolitan area.

    The Company also operated another dockside casino in Tunica which closed in May 1997. On March 1, 1999, this property was sold to another casino company.

VICKSBURG

    Harrah's Vicksburg is the Company's dockside casino entertainment complex on approximately 10.3 acres in Vicksburg, Mississippi. The complex, which is located in downtown Vicksburg on the Yazoo Diversion Canal of the Mississippi River, includes a 297-foot stationary riverboat casino designed in the spirit of a traditional 1800's riverboat with approximately 18,000 square feet of casino space, 597 slot machines and 34 table games. The casino is docked next to the Company's shoreside complex which features three restaurants, child care facilities, an arcade, a retail outlet and an approximate 8,500 square foot meeting room/convention area. Adjacent to the riverboat is a Harrah's hotel, with 109 rooms and eight suites, which is operated by the Company. Two covered parking garages are across the street with combined parking for 996 cars and additional parking is available for 429 cars. The Company owns the riverboat and hotel and owns or holds long-term rights to all real property pertaining to the project.

    The casino's primary feeder markets are western and central Mississippi and eastern Louisiana.

SHREVEPORT

    Harrah's Shreveport is the Company's dockside riverboat casino in downtown Shreveport, Louisiana, which includes a 254-foot 19th-century design paddlewheeler riverboat, the ShreveStar, with 22,550 square feet of gaming space with 1,138 slot machines and 32 table games. A pavilion, on 11.2 acres of land, adjoins the casino on the banks of the Red River and includes two restaurants and a 5,000 square foot area for private parties and group functions. Parking is available for 1,575 cars, including 1,365 spaces in a parking garage.

    Construction on expanded parking facilities at Harrah's Shreveport was completed in the third quarter of 1998, and the Company has announced plans to expand the facilities to include a 500-room hotel as well as four additional restaurants (including a 160-seat steakhouse, a 180-seat coffee shop, a 360-seat buffet and a coffee/snack bar), a new convention center, health spa and 480-space valet parking garage. The expansion, scheduled to be completed by September 2000, is expected to cost $123 million.

    The casino and related facilities are owned by a partnership which is 100% owned by the Company. The underlying land is held by the partnership under a long-term lease from the City of Shreveport.

    The primary feeder markets for the casino are northwestern Louisiana and east Texas, including the Dallas/Fort Worth metropolitan area.

NORTH KANSAS CITY

    The Company owns and operates riverboat casino facilities in North Kansas City, Missouri, which include two riverboat casinos, the North Star, a 295-foot classic sternwheeler-designed stationary riverboat, and the other, the Mardi Gras, which is constructed on a floating stationary barge. The facilities offer a combined total of approximately 62,100 square feet of casino space, 2,176 slot machines and 75 table games.

    Shoreside facilities, which are situated on 55 acres of land that is under a long-term lease, include a Harrah's hotel which features 181 rooms and 17 suites, a pavilion that houses four restaurants and 10,000 square feet of meeting space. Additional property amenities include two snack bars, an arcade, swimming pool and exercise room. The property also has a three-story 1,048-car parking garage as well as surface parking. Total on-site parking, including valet parking, is available for 2,942 cars.

    The casino's primary feeder market is the Kansas City metropolitan area.

    During the third quarter of 1998, the Company completed the acquisition of various assets of a closed riverboat casino in Kansas City, Missouri, including a 28,000 square foot casino riverboat, shoreside facilities, parking garage, certain land, all gaming equipment and computerized customer databases. Harrah's Entertainment does not plan, at this time, to operate a casino at the acquired location. Long range plans for the riverboat, land and shoreside facilities have not been finalized.

EAST CHICAGO

    The Harrah's East Chicago Casino (formerly operated as Showboat Mardi Gras Casino) is a riverboat casino in East Chicago, Indiana, which contains 49,210 square feet of gaming space on four levels containing 76 table games and approximately 1,800 slot machines. The shoreside facilities, on 11 acres of land, include a 105,000 square foot pavilion featuring two restaurants and two snack bars. There is a parking garage with the capacity to hold approximately 1,800 cars, and other surface parking available for approximately 1,200 cars.

    The Harrah's East Chicago Casino is owned by the Showboat Marina Casino Partnership ("SMCP"), an Indiana general partnership, in which the Company now owns an almost 100% ownership interest. The Company acquired a 55% interest in SMCP in connection with its acquisition of Showboat in June 1998 and recently increased its ownership interest by buying out substantially all of the minority partners in SMCP in a transaction that closed on February 26, 1999. Some of the minority partners have retained the right to repurchase shares of SMCP at the original purchase price plus interest. If this occurs, it would reduce the Company's interest to no less than 91%. On March 15, 1999 the Company completed the conversion of the facility to the Harrah's brand name.

    In February 1999, HOC commenced a tender offer for the $140 million of 13 1/2% First Mortgage Notes due 2009 issued by SMCP and its subsidiary. The tender offer was consummated in March 1999 with all notes tendered.

    The casino's primary feeder market is the Chicago metropolitan area.

ST. LOUIS-RIVERPORT

    Harrah's St. Louis-Riverport is part of a riverboat casino complex owned and operated by the Company and Players International, Inc. ("Players") in Maryland Heights, Missouri, in northwest St. Louis County, 16 miles from downtown St. Louis. The partnership formed by Harrah's Entertainment and Players leases space to both Harrah's Entertainment and Players in which to operate their separately branded casinos and specialty restaurants. Each company operates two riverboat casinos. Harrah's two riverboats offer a combined total of approximately 60,000 square feet of gaming space, with a total of 1,677 slot machines and 48 table games.

    A shoreside pavilion includes four restaurants (one of which is owned and managed by Players), a snack bar, an arcade, an entertainment lounge and retail space. Additional amenities include a 10,000 square foot convention/special events center and child care facilities. Also included in the shoreside facilities are an 8-story Harrah's hotel with 275 rooms and 16 suites. Parking is available for 4,071 cars, including a portion in a parking garage. Harrah's Entertainment manages the shoreside pavilion, hotel and parking areas for the partnership for a fee.

    The complex is located on a site comprised of approximately 74 acres which is owned by the Company and leased to the partnership, and approximately 140 acres of additional land which is included in the development are owned by the partnership.

    The primary feeder market for Harrah's St. Louis-Riverport is the St. Louis metropolitan area.

INDIAN GAMING

AK-CHIN

    Harrah's Phoenix Ak-Chin casino is owned by the Ak-Chin Indian Community and is located on approximately 20 acres of land on the Community's reservation, approximately 25 miles south of Phoenix, Arizona. The casino includes 38,000 square feet of casino space with 475 slot machines, 13 poker tables, bingo, keno, two restaurants, one snack bar, an entertainment lounge, 11,050 square feet of meeting room space and a retail shop. The complex has customer parking for approximately 1,200 cars and has valet parking available. Harrah's Entertainment manages the casino for a fee under a management contract expiring in December 1999. Harrah's Entertainment and the Ak-Chin Community are currently negotiating to renew the contract for another 5-year term. Such renewal would require the approval of the National Indian Gaming Commission ("NIGC").

    The primary feeder markets for the casino are Phoenix and Tucson.

CHEROKEE

    Harrah's Entertainment developed the Harrah's Cherokee Smoky Mountains Casino for the Eastern Band of Cherokee Indians on 37 acres of land on their reservation in Cherokee, North Carolina. The casino includes 60,000 square feet of casino space, including an approximately 10,000 square foot expansion completed in June 1998, with 2,294 video gaming machines. Additional facilities consist of a multi-purpose entertainment room with 1,500 theater-style seats, two restaurants, as well as a gift shop and child care facilities. Parking is available for approximately 1,972 cars. Harrah's Entertainment manages the casino for a fee under a management contract expiring in November 2002. Renewal of the contract would require mutual agreement between Harrah's Entertainment and the Eastern Band of Cherokee Indians and approval by the NIGC.

    The Company has guaranteed the Tribe's repayment of an $82 million bank loan, the proceeds of which were used to construct the Cherokee facility. At year end 1998, $73.8 million of the loan was outstanding.

    The casino's primary feeder markets are eastern Tennessee, western North Carolina, as well as northern Georgia and South Carolina.

PRAIRIE BAND

    Harrah's Prairie Band Casino-Topeka, located approximately 17 miles north of Topeka, Kansas opened on January 13, 1998. The Company developed the casino for the Prairie Band of Potawatomi Indians ("Prairie Band") on approximately 80 acres of land owned by the tribe. The casino facilities include 25,478 square feet of casino space with 703 slot machines, 35 table games and a 366-seat bingo hall. The complex also includes a 100-room hotel, a restaurant, two snack bars, an entertainment lounge, a gift shop and parking for approximately 850 vehicles. The casino has recently completed an expansion, adding 127 slot machines, three blackjack tables and one craps table. The facilities are managed by the Company for a fee under a management contract expiring in January 2003. Renewal of the contract would require mutual agreement between Harrah's Entertainment and the Prairie Band and approval by the NIGC.

    The Company has guaranteed the Tribe's repayment of a $37 million bank loan, the proceeds of which were used to construct the Prairie facility. At year end 1998, $29.7 million of the loan was outstanding.

    Topeka and Wichita are the primary feeder markets for the casino.

                                     OTHER

SODAK GAMING, INC.

    The Company owns approximately 14% of Sodak Gaming, Inc. ("Sodak"), a publicly-owned corporation. Sodak is a leading distributor of electronic gaming machines and gaming-related products and systems. In addition, Sodak is in the business of financing, developing and managing Native American and commercial casino businesses in the United States.

    Under the terms of an agreement with International Game Technology ("IGT") expiring in May, 2001, Sodak is the exclusive distributor for IGT of its gaming equipment in the states of North Dakota, South Dakota and Wyoming, and on Native American Reservations in the United States (except Nevada, New Jersey and Hawaii). This distribution agreement, last revised and renewed in March, 1998, provides for 2-year renewals after May 2001, until it is canceled. Sodak also has an IGT software distribution and license agreement for IGT product software.

    On March 11, 1999, Sodak and IGT entered into an agreement under which IGT will acquire all the outstanding stock of Sodak for approximately $230 million in cash, subject to certain conditions, including regulatory and shareholder approval.

OTHER

    During the third quarter of 1998, Harrah's Entertainment invested $15 million in a new airline named National Airlines. Based in Las Vegas, National Airlines plans to offer conveniently scheduled nonstop flights between Las Vegas and New York, Chicago, Los Angeles and San Francisco beginning in mid-1999. Additional routes are expected to be added. All flights will be nonstop to and from its Las Vegas hub. In addition to obtaining a 19.9% voting interest in the airline, Harrah's Entertainment has also entered into a marketing agreement to support joint promotions involving the airline and Harrah's Las Vegas. It is expected that the Company's investment in the airline will allow the Company to offer additional valued services and conveniences to customers. Harrah's Entertainment has no commitment to provide additional funds to the airline. Rio also invested $15 million in National Airlines and, consequently, the consummation of the merger with Rio increased the Company's equity interest in the airline to approximately 47.8%. However, the Company's voting power is limited to 25%.

    The Company also owns a minority interest in Interactive Entertainment Limited ("IEL"), a publicly-owned corporation. IEL pioneered the development of sophisticated remote control gaming entertainment software for use in the international long-haul airline industry, called "Sky Games." However, due to an inability to obtain sufficient financing for the project, IEL has ceased all operations related to its Sky Games business and is making efforts to conduct an orderly disposition of all the assets related to the Sky Games inflight gaming product line. In the fourth quarter of 1998, the Company wrote off its investment in IEL.

    In addition to the above, the Company is actively pursuing a variety of casino entertainment opportunities in various jurisdictions both domestically and abroad, including land-based, riverboat casino and Indian gaming projects in the United States. A number of these projects, if they go forward, could require significant capital investments by the Company.

                             PATENTS AND TRADEMARKS

    The following trademarks used herein are owned by the Company:
Harrah's-Registered Trademark-; Rio-Registered Trademark-;
Showboat-Registered Trademark-; Bill's-Registered Trademark-; Total Gold-Registered Trademark-; WINet-Registered Trademark-; Harrah's Northern Star(SM); North Star(SM); Harrah's Southern Star II(SM); ShreveStar(SM); Mardi Gras(SM); Sammy's Showroom(SM); South Shore Showroom(SM) and Rio Secco Golf Club(SM). The Company considers all of these marks, and the associated name recognition, to be valuable to its business. The Company holds three U.S. patents covering the technology associated with its Total Gold program--U.S. Patent No. 5,613,912 issued March 25, 1997 (which is the subject of a license agreement with Mikohn Gaming Corporation), U.S. Patent No. 5,761,647 issued June 2, 1998, and U.S. Patent No. 5,809,482 issued September 15, 1998. The Company considers these patents to be valuable to its business.

                                  COMPETITION

    Harrah's Entertainment, which operates land-based, dockside, riverboat and Indian casino facilities in all of the traditional, and most of the new, U.S. casino entertainment jurisdictions, as well as a land-based casino in Australia, competes with numerous casinos and casino hotels of varying quality and size in the market areas where its properties are located, with other non-gaming resorts and vacation areas, and with various other casino and other entertainment businesses. The casino entertainment business is characterized by competitors which vary considerably by their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. In certain areas such as Las Vegas, Harrah's Entertainment competes with a wide range of casinos, some of which are significantly larger and offer substantially more non-gaming activities to attract customers.

    In most markets, Harrah's Entertainment competes directly with other casino facilities operating in the immediate and surrounding market areas. In major casino destinations, such as Las Vegas and Atlantic City, Harrah's Entertainment faces competition from other markets in addition to direct competition in its market areas.

    In recent years, with fewer new markets open for development, competition in existing markets has intensified. Many casino operators, including Harrah's Entertainment, have invested in expanding existing facilities, in the development of new facilities in existing markets, such as Las Vegas, and in the acquisition of established facilities in existing markets, such as the Company's acquisition of the casinos owned by Rio and Showboat. This expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of the Company's competitors has increased competition in many markets in which the Company competes and this intense competition can be expected to continue. These competitive pressures have adversely affected the financial performance of the Company in certain markets and, the Company believes, has also adversely affected the financial performance of certain competitors operating in these markets.

    Harrah's Entertainment believes it is well positioned to take advantage of any further legalization of casino gaming, the continued positive consumer acceptance of casino gaming as an entertainment activity, and increased visitation to casino facilities. However, the expansion of casino entertainment into new markets also presents competitive issues for Harrah's. For example, in California's state elections in November 1998, Proposition 5 was adopted, placing no limits on the size of Indian casinos in the state or on the number of "slot-like" gambling machines offered. If the expansion of Indian casinos moves closer to the major metropolitan areas of California, the Company's operations in Nevada could be adversely affected. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations--Effects of Current Economic and Political Conditions" on page 34 and portions of "Management's Discussion and Analysis--Operating Results and Development Plans" on pages 26 and 27 of the Annual Report, which pages are incorporated herein by reference.

                            GOVERNMENTAL REGULATION

GAMING--NEW JERSEY

    As a holding company of Marina Associates ("Marina"), which holds a license to operate Harrah's Atlantic City, and of Atlantic City Showboat, Inc. ("Showboat"), which holds a license to operate Showboat Casino Hotel, Harrah's Entertainment is subject to the provisions of the New Jersey Casino Control Act (the "New Jersey Act"). The ownership and operation of casino hotel facilities in Atlantic City, New Jersey are the subject of pervasive state regulation under the New Jersey Act and the regulations adopted thereunder by the New Jersey Casino Control Commission (the "New Jersey Commission"). The New Jersey Commission is empowered to regulate a wide spectrum of gaming and non-gaming related activities and to approve the form of ownership and financial structure of not only the casino licensees, Marina and Showboat, but also their intermediary and ultimate holding companies, including Harrah's Entertainment and HOC. In addition to taxes imposed by the State of New Jersey on all businesses, the New Jersey Act imposes certain fees and taxes on casino licensees, including an

8% gross gaming revenue tax, an investment alternative obligation of 1.25% (or an investment alternative tax of 2.5%) of gross gaming revenue (generally defined as gross receipts less payments to customers as winnings) and various license fees.

    No casino hotel facility may operate unless the appropriate licenses and approvals are obtained from the New Jersey Commission, which has broad discretion with regard to the issuance, renewal and revocation or suspension of the non-transferable casino licenses (which licenses are issued initially for a one-year period and renewable for one-year periods for the first two renewals and four-year periods thereafter), including the power to impose conditions which are necessary to effectuate the purposes of the New Jersey Act. Each applicant for a casino license must demonstrate, among other things, its financial stability (including establishing ability to maintain adequate casino bankroll, meet ongoing operating expenses, pay all local, state and federal taxes, make necessary capital improvements and pay, exchange, refinance, or extend all long and short term debt due and payable during the license term), its financial integrity and responsibility, its reputation for good character, honesty and integrity, the suitability of the casino and related facilities and that it has sufficient business ability and casino experience to establish the likelihood of creation or maintenance of a successful, efficient casino operation. With the exception of licensed lending institutions and certain "institutional investors" waived from the qualification requirements under the New Jersey Act, each applicant is also required to establish the reputation of its financial sources including, but not limited to, its financial backers, investors, mortgagees and bond holders.

    The New Jersey Act requires that all officers, directors and principal employees of the casino licensees be licensed. In addition, each person who directly or indirectly holds any beneficial interest or ownership of the casino licensees and any person who in the opinion of the New Jersey Commission has the ability to control the casino licensees must obtain qualification approval. Each holding and intermediary company having an interest in the casino licensees must also obtain qualification approval by meeting essentially the same standards as that required of the casino licensees. All directors, officers and persons who directly or indirectly hold any beneficial interest, ownership or control in any of the intermediary or ultimate holding companies of the casino licensees may have to seek qualification from the New Jersey Commission. Lenders, underwriters, agents, employees and security holders of both equity and debt of the intermediary and holding companies of the casino licensees and any other person whom the New Jersey Commission deems appropriate may also have to seek qualification from the New Jersey Commission. Since Harrah's Entertainment and HOC are publicly-traded holding companies (as defined by the New Jersey Act), however, the persons described in the two previous sentences may be waived from compliance with the qualification process if the New Jersey Commission, with the concurrence of the Director of the New Jersey Division of Gaming Enforcement, determines that they are not significantly involved in the activities of Marina and/or Showboat and, in the case of security holders, that they do not have the ability to control Harrah's Entertainment (or its subsidiaries) or elect one or more of its directors. Any person holding 5% or more of a security in an intermediary or ultimate holding company, or having the ability to elect one or more of the directors of a company, is presumed to have the ability to control the company and thus may be required to seek qualification unless the presumption is rebutted. Notwithstanding this presumption of control, the New Jersey Act permits the waiver of the qualification requirements for passive "institutional investors" (as defined by the New Jersey Act), when such institutional holdings are for investment purposes only and where such securities represent less than 10% of the equity securities of a casino licensee's holding or intermediary companies or debt securities of a casino licensee's holding or intermediary companies not exceeding 20% of a company's total outstanding debt or 50% of an individual debt issue. The waiver, which is subject to certain specified conditions including, upon request, the filing of a certified statement that the investor has no intention of influencing the affairs of the issuer, may be granted to an "institutional investor" holding a higher percentage of such securities upon a showing of good cause. If an "institutional investor" is granted a waiver of the qualification requirements and subsequently changes its investment intent, the New Jersey Act provides that no action other than divestiture may be taken by the investor without compliance with the Interim Casino Authorization Act (the "Interim Act") described below.

    In the event a security holder of either equity or debt is required to qualify under the New Jersey Act, the provisions of the Interim Act may be triggered requiring, among other things, either: (i) the filing of a completed application for qualification within 30 days after being ordered to do so, which application must include an approved Trust Agreement pursuant to which all securities of Harrah's Entertainment (or its respective subsidiaries) held by the security holder must be placed in trust with a trustee who has been approved by the New Jersey Commission; or (ii) the divestiture of all securities of Harrah's Entertainment (or its respective subsidiaries) within 120 days after the New Jersey Commission determines that qualification is required or declines to waive qualification, provided the security holder files a notice of intent to divest within 30 days after the determination of qualification. If a security holder files an application under the Interim Act, during the period the Trust Agreement remains in place, such holder may, through the approved trustee, continue to exercise all rights incident to the ownership of the securities with the exception that: (i) the security holder may only receive a return on its investment in an amount not to exceed the actual cost of the investment (as defined by the New Jersey Act) until the New Jersey Commission finds such holder qualified; and (ii) in the event the New Jersey Commission finds there is reasonable cause to believe that the security holder may be found unqualified, the Trust Agreement will become fully operative, vesting the trustee with all rights incident to ownership of the securities pending a determination on such holder's qualifications; provided, however, that during the period the securities remain in trust, the security holder may petition the New Jersey Commission to: (a) direct the trustee to dispose of the trust property; and (b) direct the trustee to distribute proceeds thereof to the security holder in an amount not to exceed the lower of the actual cost of the investment or the value of the securities on the date the Trust became operative. If the security holder is ultimately not found to be qualified, the trustee is required to sell the securities and to distribute the proceeds of the sale to the applicant in an amount not exceeding the lower of the actual cost of the investment or the value of the securities on the date the Trust became operative (if not already sold and distributed at the direction of the security holder) and to distribute the remaining proceeds to the Casino Revenue Fund. If the security holder is found qualified, the Trust Agreement will be terminated.

    The New Jersey Commission can find that any holder of the equity or debt securities issued by Harrah's Entertainment or its subsidiaries is not qualified to own such securities. If a security holder of Harrah's Entertainment or its subsidiaries is found disqualified, the New Jersey Act provides that it is unlawful for the security holder to: (i) receive any dividends or interest payment on such securities; (ii) exercise, directly or indirectly, any rights conferred by the securities; or (iii) receive any remuneration from the company in which the security holder holds an interest. To implement these provisions, the New Jersey Act requires, among other things, casino licensees and their holding companies to adopt provisions in their certificate of incorporation providing for certain remedial action in the event that a holder of any security of such company is found disqualified. The required certificate of incorporation provisions vary depending on whether such company is a publicly or privately traded company as defined by the New Jersey Act. The Certificates of Incorporation of Harrah's Entertainment and HOC (both "publicly-traded companies" as defined by the New Jersey Act) contain provisions which provide Harrah's Entertainment and HOC, respectively, with the right to redeem the securities of disqualified holders, if necessary, to avoid any regulatory sanctions, to prevent the loss or to secure the reinstatement of any license or franchise held by Harrah's Entertainment or HOC or their affiliates, or if such holder is determined by any gaming regulatory agency to be unsuitable, has an application for a license or permit rejected, or has a previously issued license or permit rescinded, suspended, revoked or not renewed. The Certificates of Incorporation of Harrah's Entertainment and HOC also contain provisions defining the redemption price and the rights of a disqualified security holder. In the event a security holder is disqualified, the New Jersey Commission is empowered to propose any necessary action to protect the public interest, including the suspension or revocation of the casino license of Marina. The New Jersey Act provides, however, that the New Jersey Commission shall not take action against a casino licensee or its parent companies with respect to the continued ownership of the security interest by the disqualified holder, if the New Jersey Commission finds that: (i) such company has a certificate of incorporation provision providing for the disposition of such securities as discussed above; (ii) such company has made a good faith effort to comply with any order requiring the divestiture of the security interest held by the disqualified holder; and (iii) the disqualified holder does not have the ability to control the casino licensee or its parent companies or to elect one or more members to the board of directors of such company. The Certificate of Incorporation of HOC further provides that debt securities issued by HOC are held subject to the condition that if a holder is found unsuitable by any governmental agency the corporation shall have the right to redeem the securities.

    If, at any time, it is determined that Marina, Showboat or their holding companies have violated the New Jersey Act or regulations promulgated thereunder or that such companies cannot meet the qualification requirements of the New Jersey Act, Marina and/or Showboat could be subject to fines, or their licenses could be suspended or revoked. If Marina's or Showboat's license is suspended or revoked, the New Jersey Commission could appoint a Conservator to operate and dispose of the casino hotel facilities of Marina and/or Showboat. A Conservator would be vested with title to the assets of Marina and/or Showboat, subject to valid liens, claims and encumbrances. The Conservator would be required to act under the general supervision of the New Jersey Commission and would be charged with the duty of conserving, preserving and, if permitted, continuing the operation of the casino hotel. During the period of any such conservatorship, the Conservator may not make any distributions of net earnings without the prior approval of the New Jersey Commission. The New Jersey Commission may direct that all or part of such net earnings be paid to the Casino Revenue Fund, provided, however, that a suspended or former licensee is entitled to a fair rate of return.

    The New Jersey Commission granted Marina a plenary casino license in connection with Harrah's Atlantic City in November 1981, and granted Showboat a plenary casino license in connection with Showboat Casino Hotel in March 1987. Each of Marina's and Showboat's licenses has been renewed since then. In April 1996, the New Jersey Commission renewed Marina's license for a four-year period and also found Harrah's Entertainment and HOC to be qualified as holding companies of Marina. In January 1997, the New Jersey Commission renewed Showboat's license for a four-year period and, in April 1998, found Harrah's Entertainment and HOC to be qualified as holding companies of Showboat following the acquisition of Showboat, Inc. by Harrah's.

GAMING--NEVADA

    The ownership and operation of casino gaming facilities in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, "Nevada Act"); and (ii) various local ordinances and regulations. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board"), the City of Las Vegas, the Clark County Liquor and Gaming Licensing Board ("CCLGLB"), the City of Reno, and the Douglas County Sheriff's Department ("Douglas County"). The Nevada Commission, the Nevada State Gaming Control Board, the City of Las Vegas, the CCLGLB, the City of Reno, and Douglas County are referred to as the "Nevada Gaming Authorities."

    The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada

Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on the Company's Nevada gaming operations.

    Harrah's Entertainment is registered by the Nevada Commission as a publicly traded corporation
(a "Registered Corporation") and has been found suitable to own the stock of HOC which is also a Registered Corporation by virtue of its outstanding debt securities. HOC has been found suitable to own the stock of (I) Rio Hotel & Casino, Inc. ("Rio"), which is also a Registered Corporation by virtue of its outstanding debt securities, (ii) Showboat, Inc. ("Showboat"), (iii) Harrah's Las Vegas, Inc. ("HLVI") and (iv) Harrah's Laughlin, Inc. ("HLI"). Rio has been found suitable to own the stock of Rio Properties, Inc. ("RPI") and Rio Leasing, Inc. ("RLI"). Showboat has been registered as an intermediary company and has been found suitable to own the stock of Showboat Operating Company ("SBOC"). HOC, Showboat, HLVI, HLI, RPI, SBOC and RLI (collectively, the "Gaming Subsidiaries") are required to be registered or licensed by the Nevada Gaming Authorities to enable Harrah's Entertainment to conduct gaming operations at Harrah's Lake Tahoe, Bill's Lake Tahoe Casino, Harrah's Reno, Harrah's Las Vegas, Harrah's Laughlin, Rio Suite Hotel & Casino and Las Vegas Showboat and to engage in manufacturing and distribution of gaming devices. The gaming licenses held by the Gaming Subsidiaries require the periodic payment of fees and taxes and are not transferable. HOC is also licensed as a manufacturer and distributor of gaming devices. SBOC and RLI are each licensed as a distributor of gaming devices. Such manufacturer's and distributor's licenses also require the annual payment of fees and are not transferable.

    As Registered Corporations, Harrah's Entertainment, HOC and Rio are required periodically to submit detailed financial and operating reports and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, the Gaming Subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities and Harrah's Entertainment may not sell or transfer beneficial ownership of any of HOC's or Rio's voting securities without the prior approval of the Nevada Commission. Harrah's Entertainment, Rio and the Gaming Subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses required in order to engage in gaming, manufacturing and distribution activities in Nevada.

    The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, Harrah's Entertainment, Rio or the Gaming Subsidiaries in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Gaming Subsidiaries must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of Harrah's Entertainment, HOC, Rio or Showboat who are actively and directly involved in gaming activities of the Gaming Subsidiaries may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

    If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with Harrah's Entertainment, Rio or the Gaming Subsidiaries, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require Harrah's Entertainment, Rio or the Gaming Subsidiaries to terminate the employment of any person who refuses to file appropriate applications. According to the Nevada Act, determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

    Harrah's Entertainment, Rio and the Gaming Subsidiaries are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the Gaming Subsidiaries must be reported to, or approved by, the Nevada Commission.

    If it were determined that the Nevada Act was violated by the Gaming Subsidiaries, the gaming licenses they hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Gaming Subsidiaries, Harrah's Entertainment and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate Harrah's gaming properties and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect Harrah's Entertainment gaming operations.

    Any beneficial holder of Harrah's Entertainment voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of Harrah's Entertainment voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the state of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

    The Nevada Act requires any person who acquires beneficial ownership of more than 5% of Harrah's Entertainment voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of Harrah's Entertainment voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of Harrah's Entertainment voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of Harrah's Entertainment, any change in the Company's corporate charter, bylaws, management, policies or operations of Harrah's Entertainment, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding Harrah's Entertainment voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

    Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the voting securities of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. Harrah's Entertainment is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with Harrah's Entertainment or the Gaming Subsidiaries, it:
(i) pays that person any dividend or interest upon voting securities of Harrah's Entertainment; (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; (iii) pays remuneration in any form to that person for services rendered or otherwise; or
(iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value. Additionally, the CCLGLB has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee.

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

    Harrah's Entertainment would normally be required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time, but instead, it has been required by the Nevada Commission to maintain its stock ledgers in its executive offices in Memphis, Tennessee, which may be examined by the Nevada Board at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. Harrah's Entertainment also is required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the Company's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement on Harrah's Entertainment.

    Harrah's Entertainment, HOC and Rio may not make a public offering of their securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On November 19, 1998, the Nevada Commission granted Harrah's Entertainment, HOC and Rio prior approval to make offerings for a period of two years, subject to certain conditions ("Shelf Approval"). The Shelf Approval also applies to any affiliated company wholly owned by Harrah's Entertainment (an "Affiliate") which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval also includes approval for the Gaming Subsidiaries to guarantee any security issued by, or to hypothecate their assets to secure the payment or performance of any obligations issued by, Harrah's Entertainment or an Affiliate in a public offering under the Shelf Registration. The Shelf Registration, however, may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

    Changes in control of Harrah's Entertainment through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

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

    License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Gaming Subsidiaries' respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling or serving of food or refreshments or the selling of merchandise. Nevada licensees that hold a license as an operator of a slot route, or a manufacturer's or distributor's license, also pay certain fees and taxes to the State of Nevada.

    Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees") and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or enter into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ, contract with or associate with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

GAMING--NEW SOUTH WALES

    The New South Wales Casino Control Authority ("NSWCCA") was created pursuant to the Casino Control Act 1992 (NSW) ("Casino Act") to maintain and administer systems for licensing, supervision and control of a casino.

    In considering an application for a casino license, Section 11 of the Casino Act requires the NSWCCA to have regard to the following matters: (i) the suitability of applicants and close associates of applicants; (ii) the standard and nature of the proposed casino, and the facilities to be provided in, or in conjunction with, the proposed casino; (iii) the likely impact of the use of the premises concerned as a casino on tourism, employment and economic development generally in the place or region in which the premises are located; (iv) the expertise of the applicant, having regard to the obligations of the holder of a casino license under the Casino Act; and (v) such other matters as the NSWCCA considers relevant.

    The NSWCCA determines an application by either granting or declining to grant a casino license to the applicant. The casino license may be granted subject to such conditions as the NSWCCA thinks fit and is granted for the location specified in the casino license. A casino license confers no right of property and cannot be assigned or mortgaged, charged or otherwise encumbered.

    The conditions of a casino license may be amended by being substituted, varied, revoked or added to by the NSWCCA subject to the right of the licensee to make submissions to the NSWCCA in regard to any such proposal. The NSWCCA may also cancel, suspend or amend the terms or conditions of a casino license where there are grounds for disciplinary action, including: (i) the casino license being improperly obtained; (ii) the casino operator, a person in charge of the casino, an agent of the casino operator or a casino employee contravening a provision of the Casino Act or a condition of the license; (iii) the casino premises no longer being suitable for the conduct of the casino operations; (iv) the licensee being considered to be no longer a suitable person to give effect to the casino license and the Casino Act; and (v) the public interest that the casino license should no longer remain in force. No right of compensation against the government arises for the cancellation, suspension or variation of the terms and conditions of the casino license.

    The NSWCCA must not grant an application for a casino license unless it is satisfied that the applicant and each close associate is a suitable person to be concerned in or associated with the management and operation of a casino. In making the determination as to the suitability of the applicant, the NSWCCA must consider whether: (a) the applicant and each close associate are of good repute, having regard to character, honesty and integrity; (b) the applicant and each close associate is of sound and stable financial background; (c) in the case of an applicant that is not a natural person, the applicant has or has arranged a satisfactory ownership, trust or corporate structure; (d) the applicant has or is able to obtain financial resources that are both suitable and adequate for ensuring the financial viability of the proposed casino; (e) the applicant has or is able to obtain the services of persons who have sufficient experience in the management and operation of a casino; (f) the applicant has sufficient business ability to establish and maintain a successful casino; (g) the applicant or any close associate who has any business association with any person, body or association who, in the opinion of the NSWCCA is not of good repute, having regard to character, honesty and integrity or has undesirable or unsatisfactory financial sources; and (h) each director, partner, trustee, executive officer and secretary and any other officer or person determined by the NSWCCA to be associated or connected with the ownership, administration or management of the operations or business of the applicant or a close associate of the applicant is a suitable person to act in that capacity. Following the filing of the necessary applications by Harrah's Entertainment for the approval of its acquisition of Showboat, Inc. and for the findings of suitability, the NSWCCA conducted its investigation and, in May 1998, approved the acquisition and found Harrah's Entertainment suitable.

    On receiving an application for a casino license, the NSWCCA must carry out all such investigations and inquiries as it deems necessary. The costs of the investigation by the NSWCCA are payable to the NSWCCA by the applicant unless the NSWCCA determines otherwise.

    The NSWCCA may give written direction to a casino operator as to the conduct, supervision or control of operations of the casino. The NSWCCA may investigate a casino from time to time at the discretion of the NSWCCA. Not later than three years after the grant of the casino license, and thereafter in intervals not exceeding three years, the NSWCCA must investigate and form an opinion as to whether or not the casino operator is a suitable person to continue to give effect to the casino license and determine that it is in the public interest that the casino license should continue in force. The NSWCCA commenced its first such investigation on November 8, 1996, and it was completed on December 14, 1997. The Minister for Racing & Gaming issued a press release on December 18, 1997 stating that the NSWCCA had found that the licensee was a suitable person, to continue to give effect to the casino license and that it was in the public interest that the casino license should continue in force. The NSWCCA report was made public on March 3, 1998, and contained no material adverse recommendations.

    A casino operator must not enter into a controlled contract without first notifying the NSWCCA. A controlled contract is a contract that relates wholly or partly to the supply of goods or services to a casino, but does not include a contract that relates solely to the construction of the casino or to the alteration of premises used or to be used as a casino, or such other contracts as may be defined by the NSWCCA.

    Gaming is not to be conducted in the casino unless the facilities provided in relation to the conduct and monitoring of operations of the casino are in accordance with the plans, diagrams and specifications that are approved by the NSWCCA. The NSWCCA may approve the games to be played in the casino. A casino operator must not conduct a game in a casino unless there is an order in force approving the game and the game is conducted in accordance with the rules approved by such order.

    The casino is to be open to the public on such days and at such times as directed by the NSWCCA in writing. The casino must be closed on days and at times that are not days or times specified by the NSWCCA.

    A casino operator must not: (i) accept a wager otherwise than by means of money or chips; (ii) lend money or any other valuable thing or provide money or chips as part of a transaction involving a credit card or debit card; (iii) extend any other form of credit; or (iv) wholly or partly discharge any debt. The casino operator may issue chips in exchange for checks if the person has established a deposit account with the casino operator. Checks accepted by the casino operator must be presented to the bank within one working day after the check is accepted by the casino operator. Notwithstanding the foregoing, the NSWCCA agreed to vary the presentment requirement so that Star City may hold checks drawn on an Australian bank/branch in an amount of or over A$5,000 for up to 10 banking days and may hold checks drawn on a non-Australian bank/branch for up to 20 banking days regardless of the amount of the check prior to presenting the checks for payment.

GAMING--INDIANA

    In 1993, the State of Indiana passed a Riverboat Gambling Act which created the Indiana Gaming Commission ("Indiana Commission"). The Indiana Commission is given extensive powers and duties for the purposes of administering, regulating and enforcing the system of riverboat gaming. It is authorized to award no more than 11 gaming licenses (five to counties contiguous to Lake Michigan, five to counties contiguous to the Ohio River and one to a county contiguous to Patoka
Lake).

    The Indiana Commission has jurisdiction and supervision over all riverboat gaming operations in Indiana and all persons on riverboats where gaming operations are conducted. These powers and duties include authority to: (1) investigate all applicants for riverboat gaming licenses; (2) select among competing applicants those that promote the most economic development in a home dock area and that best serve the interest of the citizens of Indiana; (3) establish fees for licenses; and (4) prescribe all forms used by applicants. The Indiana Commission shall adopt rules pursuant to statute for administering the gaming statute and the conditions under which riverboat gaming in Indiana may be conducted. The Indiana Commission has promulgated certain final rules and has proposed additional rules governing the application procedure and all other aspects of riverboat gaming in Indiana. The Indiana Commission may suspend or revoke the license of a licensee or a certificate of suitability or impose civil penalties, in some cases without notice or hearing for any act in violation of the Riverboat Gambling Act or for any other fraudulent act or if the licensee or holder of such certificate of suitability has not begun regular riverboat excursions prior to the end of the twelve month period following the Indiana Commission's approval of the application for an owner's license. In addition, the Indiana Commission may revoke an owner's license if it is determined by the Indiana Commission that revocation is in the best interests of the state of Indiana. The Indiana Commission will: (1) authorize the route of the riverboat and stops that the riverboat may make; (2) establish minimum amounts of insurance; and (3) after consulting with the Corps of Engineers, determine which waterways are navigable waterways for purposes of the Riverboat Gambling Act and determine which navigable waterways are suitable for the operation of riverboats.

    The Riverboat Gambling Act requires an extensive disclosure of records and other information concerning an applicant, including disclosure of all directors, officers and persons holding one percent (1%) or more direct or indirect beneficial interest.

    In determining whether to grant an owner's license to an applicant, the Indiana Commission shall consider: (1) the character, reputation, experience and financial integrity of the applicant and any person who (a) directly or indirectly controls the applicant, or (b) is directly or indirectly controlled by either the applicant or a person who directly or indirectly controls the applicant; (2) the facilities or proposed facilities for the conduct of riverboat gaming; (3) the highest total prospective revenue to be collected by the state from the conduct of riverboat gaming; (4) the good faith affirmative action plan to recruit, train and upgrade minorities in all employment classifications; (5) the financial ability of the applicant to purchase and maintain adequate liability and casualty insurance; (6) whether the applicant has adequate capitalization to provide and maintain the riverboat for the duration of the license; and (7) the extent to which the applicant meets or exceeds other standards adopted by the Indiana Commission. The Indiana Commission may also give favorable consideration to applicants for economically depressed areas and applicants who provide for significant development of a large geographic area. Each applicant must pay an application fee of $50,000 and additional fees may be assessed for the background investigation. If the applicant is selected, the applicant must pay an initial license fee of $25,000 and post a bond, and thereafter, pay an annual license renewal fee of $5,000. The Indiana Commission has issued nine of these eleven licenses--four in Lake County Indiana; one in LaPorte County; one in Vanderburgh County; one in Ohio County; one in Dearborn County; and one in Harrison County. The Indiana Commission has selected Switzerland County, on the Ohio River, for the tenth license. Additionally, the Indiana Commission has not considered applicants for the eleventh license since the Patoka Lake site has been determined by the U.S. Army Corp. of Engineers as an unsuitable site for development of a casino vessel project.

    A person holding an owner's gaming license issued by the Indiana Commission may not own more than a 10% interest in another such license. An owner's license expires five years after the effective date of the license; however, after three years the holder of an owner's license will undergo a reinvestigation to ensure continued suitability for licensure. Unless the license has been terminated, expired or revoked, the gaming license may be renewed if the Indiana Commission determines that the licensee has satisfied all statutory and regulatory requirements. In connection with the issuance of the license to Showboat Marina Casino Partnership ("SMCP"), Showboat Marina Partnership, an Indiana general partnership ("SMP"), Waterfront Entertainment and Development, Inc. ("Waterfront") and Showboat, Inc. and its affiliates declared to the Indiana Commission that if SMCP received a riverboat owner's license, they shall not commence more than one other casino gaming operation within a fifty-mile radius of East Chicago Showboat for a period of five years beginning on the date of issuance of an owner's license by the Indiana Commission to SMCP. Harrah's Joliet is within said fifty-mile radius. Adherence to the non-competition declaration is a condition of the owner's license. A gaming license is a revocable privilege and is not a property right.

    Minimum and maximum wagers on games are not established by regulation but are left to the discretion of the licensee. Wagering may not be conducted with money or other negotiable currency. Riverboat gaming excursions shall be at least two hours, but not more than four hours in duration unless expressly approved by the Indiana Commission. No gaming may be conducted while the boat is docked except: (1) for 30-minute time periods at the beginning and end of a cruise while the passengers are embarking and disembarking; (2) if the master of the riverboat reasonably determines that specific weather or water conditions present a danger to the riverboat; (3) if either the vessel or the docking facility is undergoing mechanical or structural repair; (4) if water traffic conditions present a danger to (A) the riverboat, riverboat passengers, and crew, or (B) other vessels on the water; or (5) if the master has been notified that a condition exists that would cause a violation of federal law if the riverboat were to cruise. The Indiana Commission has adopted rules governing cruising on Lake Michigan by a riverboat casino. The period of time during which passengers embark and disembark constitutes a portion of the gambling excursion if gambling is allowed. At the conclusion of the thirty-minute embarkation period, the gangway or its equivalent must be closed. However, a riverboat licensee must allow patrons to disembark at anytime the riverboat remains at the dock and gambling continues. A standard excursion schedule for a casino vessel on Lake Michigan must include at least one full excursion (a cruise into the open water on Lake Michigan, not more than three statute miles from the dock site July through September and not more than one statute mile October through
June) and one intermediate excursion during which the vessel cruises in protected navigable water on or accessible to Lake Michigan. An intermediate excursion is to be conducted if the statutory conditions that permit dockside gaming are not present and if sea conditions or weather conditions, or both, do not permit a full excursion. If a casino vessel remains dockside because of statutory conditions, the embarkation and disembarkation rules still apply.

    An admission tax of $3.00 for each person admitted to the gaming excursion is imposed upon the license owner. The admissions tax is paid by the riverboat licensee for each excursion or part of an excursion the patron remains on board. An additional 20% tax is imposed on the adjusted gross receipts received from gaming operations, which is defined as the total of all cash and property (including checks received by the licensee whether collected or not) received, less the total of all cash paid out as winnings to patrons and uncollectible gaming receivables (not to exceed 2%). The gaming license owner shall remit the admission and wagering taxes before the close of business on the day following the day on which the taxes were incurred. Riverboats are assessed for property tax purposes as real property and are taxed at rates to be determined by local taxing authorities of the jurisdiction in which a riverboat operates. SMCP is contesting the timing of the initial assessment of property taxes by Lake County on the riverboat vessel. The Riverboat Gambling Act requires a riverboat owner licensee to directly reimburse the Indiana Commission for the costs of inspectors and agents required to be present during the conduct of gaming operations. Pursuant to agreements with the City, and as reflected in the owner's license, SMCP has agreed to: (1) provide certain fixed incentives of approximately $16.4 million to the City of East Chicago and its agencies for transportation, job training, home buyer assistance and discrete economic development initiatives; (2) pay 3% of adjusted gross receipts divided equally among the City and two not-for-profit foundations for infrastructure improvements, education and community development; and (3) pay 0.75% of adjusted gross receipts for community development projects to East Chicago Second Century, Inc. ("Second Century"), a for-profit corporation owned by former owners of Waterfront but, in terms of expenditures, controlled by the City. Funding for the projects will be derived from contributions to Second Century from SMCP as well as funds from other third-party sources.

    The Indiana Commission is authorized to license suppliers and certain occupations related to riverboat gaming. Gaming equipment and supplies customarily used in conducting riverboat gaming may be purchased or leased only from licensed suppliers. The Indiana Commission has adopted a rule requiring employees working on the riverboat to have a valid merchant marine document issued by the United States Coast Guard.

    The Indiana Riverboat Gambling Act places special emphasis upon minority and women's business enterprise participation in the riverboat industry. Any person issued a riverboat owner's license must establish goals of expending at least 10% of the total dollar value of the licensee's contracts for goods and services with minority business enterprises and 5% of the total dollar value of the licensee's contracts for goods and services with women's business enterprises. The Indiana Commission may suspend, limit or revoke the gaming owner's license or impose a fine for failure to comply with statutory requirements.

    An institutional investor which acquires 5% or more of any class of voting securities of a holding company of a licensee is required to notify the Indiana Commission and to provide additional information, and may be subject to a finding of suitability. A person who acquires 5% or more of any class of voting securities of a holding company of a licensee is required to apply to the Indiana Commission for a finding of suitability. Harrah's Entertainment filed the necessary application for a transfer of 100% of Showboat's and 99% of Waterfront's beneficial interests in SMCP, including an investigatory fee of $50,000. The Indiana Commission completed its investigation of the key persons and substantial owners of Harrah's Entertainment, and Harrah's Entertainment was found to meet the criteria for licensing and suitability of riverboat owner licensees at the Indiana Commission's meeting on February 26, 1999.

    A riverboat owner licensee may not enter into or perform any contract or transaction in which it transfers or receives consideration which is not commercially reasonable or which does not reflect the fair market value of the goods or services rendered or received. All contracts are subject to disapproval by the Indiana Commission.

    A riverboat owner licensee or an affiliate may not enter into a debt transaction of $1 million or more without the prior approval of the Indiana Commission. A riverboat owner licensee or any other person may not lease, hypothecate, borrow money against or loan money against a riverboat owner's license.

    The Indiana Commission has a rule requiring the reporting of certain currency transactions which is similar to that required by federal authorities.

    The Riverboat Gambling Act prohibits contributions to a candidate for a state, legislative, or local office, or to a candidate's committee or to a regular party committee by the holder of a riverboat owner's license or a supplier's license, by an officer of a licensee, by an officer of a person holding at least a 1% interest in the licensee. The Indiana Commission has promulgated a rule requiring quarterly reporting by the holder of a riverboat owner's license or a supplier's license of officers of the licensee, officers of persons that hold at least a 1% interest in the licensee, and of persons who directly or indirectly own a 1% interest in the licensee.

    The Indiana Commission adopted a rule that prohibits a distribution by a riverboat licensee to its partners, shareholders, itself, or any affiliated entity, if the distribution would impair the financial viability of the riverboat gambling operation. The Indiana Commission has proposed another rule, which would, if adopted, require riverboat licensees to maintain on a quarterly basis a cash reserve in the amount of the actual payout for three days, and the cash reserve would include cash in the casino cage, cash in a bank account in Indiana, or cash equivalents not committed or obligated.

    The Governor of Indiana has appointed a Gaming Impact Study Commission chaired by the Attorney General to review the impact of all forms of gaming in Indiana, and to issue its final report by December 31, 1999.

    A lawsuit was filed on October 25, 1996, in Harrison County Indiana by three individuals residing in counties abutting the Ohio River, which challenges the constitutionality of the Riverboat Gambling Act on grounds that: (i) it creates an unequal privilege because under the Act supporters of riverboat casino gambling, having lost a county-wide vote, are allowed to resubmit a proposal to county voters for approval of riverboat casino gambling while opponents of riverboat casino gambling, having lost a county-wide vote, do not have a converse opportunity; and (ii) it was enacted as a provision attached to a state budget bill allegedly in violation of an Indiana constitutional provision requiring legislative acts to be confined to one subject and matters properly connected with the subject. The Indiana Supreme Court previously has upheld the constitutionality of the Riverboat Gambling Act, although the prior challenge was on different grounds than those contained in the current lawsuit. The Attorney General of the State of Indiana, on behalf of the Indiana Commission, has filed a motion for summary judgment, which is pending. If the Riverboat Gambling Act ultimately was held unconstitutional it would, absent timely corrective legislation, have a material adverse effect on SMCP's operations.

GAMING--LOUISIANA (NEW ORLEANS)

    On October 30, 1998, the plan of reorganization of Harrah's Jazz Company, a partnership formed for the purposes of developing, owning and operating the exclusive land-based casino in New Orleans, was consummated (the "Plan"). Pursuant to the Plan, a newly formed entity, Jazz Casino Company, L.L.C. ("JCC"), is responsible for constructing the casino (the "New Orleans Casino") and operating the casino in accordance with a casino operating contract with the gaming board of the State of Louisiana (the "Amended and Renegotiated Casino Operating Contract"). In exchange for an equity investment, a subsidiary of the Company acquired, at the time of consummation of the Plan, approximately a 44% equity interest in the parent of JCC (which is subject to certain options). A subsidiary of the Company, Harrah's New Orleans Management Company ("HNOMC") will manage the New Orleans Casino pursuant to a management agreement with JCC.

    The ownership, management and operation of the New Orleans Casino are subject to pervasive governmental regulation, including regulation by the Louisiana Gaming Control Board ("LGCB") in accordance with the terms of the Louisiana Economic Development and Gaming Act (the "Gaming Act"), the rules and regulations promulgated thereunder from time to time ("the Rules and Regulations"), and the Amended and Renegotiated Casino Operating Contract. The LGCB is empowered to regulate a wide spectrum of gaming and nongaming related activities.

    The Gaming Act and the Rules and Regulations, all of which are subject to amendment or revision from time to time, establish significant regulatory requirements with respect to gaming activities, JCC, HNOMC and affiliated entities, including, without limitation, suitability standards for direct and indirect investors, requirements with respect to minimum accounting and financial practices, standards for gaming devices and surveillance, licensure requirements for vendors and employees, standards for credit extension and collection, and permissible food services. Failure to comply with the Gaming Act and the Rules and Regulations could result in disciplinary action, including fines and suspension or revocation of a license or suitability. Certain regulatory violations could also constitute an event of default under the Amended and Renegotiated Casino Operating Contract.

    The Gaming Act initially established a special public purpose corporation ("LEDGC") to regulate land-based gaming in Louisiana. In May 1996, a law transferred responsibility for regulation of riverboat gaming and land-based casino gaming from separate boards, and substituted in their place the LGCB. This single board is empowered to regulate most forms of gaming in the State, including the New Orleans Casino. This law also authorized the State Police to, among other things, conduct investigations and audits of gaming license applicants and to assist the LGCB in determining compliance with gaming laws and regulations.

    The Gaming Act authorized the LEDGC (and now the LGCB), among other things, to enter into a casino operating contract with a casino operator for the conduct of casino gaming operations at a single land-based gaming establishment, having at least 100,000 square feet of usable space. The term of the contract under the Gaming Act is not to exceed a total of 20 years with one ten-year renewal option. The Gaming Act requires minimum compensation of 18 1/2% of gross revenues or $100 million, annually, whichever is greater (the "Minimum Compensation").

    Under the Plan, and with certain approvals from the LGCB, Harrah's Jazz Company and JCC entered into the Amended and Renegotiated Casino Operating Contract which provides for alterations of the size and scope of the Casino and a revised opening schedule for the Casino. The Amended and Renegotiated Casino Operating Contract requires JCC to pay the Minimum Compensation and to guarantee the payment thereof in each year the New Orleans Casino opens for business. The failure of JCC to post such guarantee prior to the beginning of each fiscal year is an event of default resulting in the immediate termination of the Amended and Renegotiated Casino Operating Contract. Subject to the terms and conditions of the Amended and Renegotiated Casino Operating Contract, the term of the authorization for gaming runs to July 2014, with a ten-year renewal period.

    Under the Gaming Act, the LGCB has broad discretionary authority to regulate all aspects of the casino operator's operations, including the power to adopt administrative rules and regulations as may be necessary to carry out and implement its powers and duties, the conduct of gaming operations, and any other matters necessary or desirable for the efficient and effective operation of casino gaming or public convenience. The Gaming Act gives the LGCB the power, among other things, to (i) investigate the qualifications of any proposed gaming operator, each applicant for a license or permit, and all direct and indirect investors, including the Company and its shareholders, (ii) investigate violations of the Gaming Act and any rules and regulations promulgated thereunder, and any other incidents or transactions which it deems appropriate,
(iii) conduct hearings and proceedings concerning, and reviews and inspections of, gaming operations and related activities, (iv) inspect and examine all premises, and all equipment or supplies thereon, where gaming activities are conducted or gaming devices or equipment are manufactured, sold, distributed, and summarily seize and remove from such premises and impound any equipment or supplies for the purpose of examination and inspection, (v) audit the records of applicants and gaming operators respecting all revenues produced by any gaming operations, (vi) issue interrogatories and subpoenas, and (vii) monitor the conduct of all casino operators, licensees, permittees and other persons having a material involvement directly or indirectly with a casino operator. Under the Gaming Act, the gaming activities that may be conducted at the New Orleans Casino, subject to the rule-making authority of the LGCB, include any banking or percentage game that is played with cards, dice or any electronic, electrical or mechanical device or machine for money, property or any thing of value, but exclude lottery, bingo, charitable games, raffles, electronic video bingo, pull tabs, cable television bingo, wagering on dog or horse races, sports betting or wagering on any type of sports contest or event.

    Under the Gaming Act, the LGCB is required to issue licenses or permits to certain persons associated with gaming operations, including (i) certain employees of the casino operator; (ii) certain manufacturers, distributors and suppliers of gaming devices; (iii) certain suppliers of goods or services; (iv) any person who furnishes services or property to the casino operator under an arrangement pursuant to which the person receives payments based on earnings, profits or receipts from gaming operations; and (v) any other persons deemed necessary by the LGCB.

    The securing of the requisite licenses and permits under the Gaming Act is a prerequisite for conducting, operating or performing any activity regulated by the LGCB or the Gaming Act. The Gaming Act provides that the LGCB has full and absolute power to deny an application, or to limit, condition, restrict, revoke or suspend any license, permit or approval, or to fine any person licensed, permitted or approved for any cause specified in the Gaming Act or rules promulgated by the LGCB. The Rules and Regulations provide that the LGCB may take any of the foregoing actions with respect to any person licensed, permitted, or approved, or any person registered, found suitable, or holding a contract, for any cause deemed reasonable.

    The Gaming Act provides that it is the express intent, desire and policy of the legislature that no holder of the casino operating contract, applicant for a license, permit, contract or other thing existing, issued or let as a result of the Gaming Act shall have any right or action to obtain any license, permit, contract or the granting of the approval sought except as provided for and authorized by the Gaming Act. Any license, permit, contract, approval or thing obtained or issued pursuant to the provisions of the Gaming Act has been expressly declared by the legislature to be a pure and absolute revocable privilege and not a right, property or otherwise, under the constitutions of the United States or of the State. The Gaming Act also provides that no holder acquires any vested right therein or thereunder.

    Under the Gaming Act, no person is eligible to receive a license or enter into a contract to conduct casino gaming operations unless, among other things, the LGCB is satisfied the applicant is suitable. The Gaming Act and the Rules and Regulations also require suitability findings for, among others, HNOMC, anyone with a direct ownership interest or the ability to control JCC or HNOMC (as well as their intermediary and holding companies), certain officers and directors of such companies, and certain employees of JCC. Suitability requires a demonstration by each applicant, by clear and convincing evidence, that, among other things, (i) the applicant is a person of good character, honesty and integrity; (ii) the applicant's prior activities, criminal record, if any, reputation, habits and associations do not pose a threat to the public interest of the State or the regulation and control of casino gaming or create or enhance the dangers of unsuitable, unfair or illegal practices, methods and activities in the conduct of gaming or the carrying on of the business and financial arrangements incidental thereto; and (iii) the applicant is capable of and is likely to conduct the activities for which a license or contract is sought. In addition, to be found suitable for purposes of the Amended and Renegotiated Casino Operating Contract, JCC must demonstrate by clear and convincing evidence that: (i) it has or guarantees acquisition of adequate business competence and experience in the operation of casino gaming operations; (ii) the proposed financing is adequate for the proposed operation and is from suitable sources; and (iii) it has or is capable of and guarantees the obtaining of a bond or satisfactory financial guarantee of sufficient amount, as determined by the LGCB, to guarantee successful completion of and compliance with the Amended and Renegotiated Casino Operating Contract or such other projects that are regulated by the LGCB.

    Under the Gaming Act and Rules and Regulations, the LGCB can also require that the holder of debt securities issued by JCC or its affiliated companies and the holders of equity interests in holding companies of JCC, the Company or other affiliated entities be found suitable. Any person holding or controlling a five percent or more equity interest in a non-publicly traded, direct or indirect holding company of JCC or HNOMC or ten percent or more equity interest in a publicly traded, direct or indirect holding company of JCC or HNOMC, is presumed to have the ability to control JCC or HNOMC, as the case may be, requiring a finding of suitability, unless, among other things: (i) the presumption is rebutted by clear and convincing evidence; or (ii) the holder is one of several specified passive institutional investors holding a stated minimum amount of assets and, upon request, such institution files a certification stating that it does not have an intention to influence the affairs of JCC or HNOMC. To the extent any holder of the securities fails to satisfy such requirement, such holder may be required to obtain certain qualifications or approvals from the LGCB to continue to hold such securities. Any failure to obtain such qualifications or approvals may, by virtue of the requirements, subject such security holders to certain requirements, limitations or prohibitions, including a requirement that such security holders liquidate their securities at a time or at a cost that is otherwise unfavorable to such security holders.

    Under the Gaming Act and Rules and Regulations, the LGCB has the authority to deny, revoke, suspend, limit, condition, or restrict any finding of suitability. Under the Rules and Regulations, the LGCB also has the authority to take further action on the grounds that the person found suitable is associated with, or controls, or is controlled by, or is under common control with, an unsuitable or disqualified person. Under the Rules and Regulations and the Amended and Renegotiated Casino Operating Contract, if at any time the LGCB finds that any person required to be and remain suitable has failed to demonstrate suitability, the LGCB may, consistent with the Gaming Act and the Amended and Renegotiated Casino Operating Contract, take any action that the LGCB deems necessary to protect the public interest. Under the Rules and Regulations, however, if a person associated with JCC or HNOMC or an affiliate, intermediary or holding company thereof has failed to be found or remain suitable, the LGCB shall not declare JCC or HNOMC or its affiliate, intermediary or holding company, as the case may be, unsuitable as a result if such companies comply with the conditional licensing provisions, take immediate good faith action and comply with any order of the LGCB to cause such person to dispose of its interest, and, before such disposition, ensure that the disqualified person does not receive any ownership benefits. The above safe harbor protections do not apply if: (i) HNOMC has failed to remain suitable, (ii) JCC is engaged in a relationship with the unsuitable person and had actual or constructive knowledge of the wrongdoing causing LGCB's action, (iii) JCC is so tainted by such person that it affects the suitability of JCC under the standards of the Gaming Act, or
(iv) JCC cannot meet the suitability standard contained in the Gaming Act and the Rules and Regulations.

    JCC is not permitted to operate the Casino unless and until certain persons and entities required to be found suitable are found suitable by the LGCB. Such persons and entities include, without limitation, JCC, HNOMC, the Company and certain members, officers and directors of such companies and any other persons having the ability to significantly affect the affairs of such companies. On October 13, 1998, JCC, HNOMC and the Company and certain officers and directors of JCC, its parent company and HNOMC were found suitable after extensive background investigations by the LGCB (and its investigatory arm, the State Police). JCC and all other persons and entities required to be found suitable, including those already found suitable, have an ongoing obligation to maintain their suitability throughout the term of the Amended and Renegotiated Casino Operating Contract.

    The sale, transfer, assignment, or alienation of the Amended and Renegotiated Casino Operating Contract, or an interest therein, in violation of the Gaming Act is prohibited. The LGCB may approve the sale, transfer, assignment, or any grant the approval subject to conditions imposed by the LGCB.

    Under the Gaming Act, the sale, transfer, assignment, pledge, alienation, disposition, public offering, or acquisition of securities that result in one person's owning 5% or more of the total outstanding shares issued by JCC is void as to such person without prior approval of the LGCB. Failure to obtain prior approval by the LGCB of a person acquiring 5% or more of the total outstanding shares of a licensee of 5% or more economic interest in JCC is grounds for cancellation of the casino operating contract or license suspension or revocation. A transfer of an interest in the Company that would lead to a change in control in the ownership or management of the Company may require prior LGCB approvals and certain findings of suitability.

    The Gaming Act obligates JCC to give preference and priority to Louisiana residents, laborers, vendors and suppliers, except when not reasonably possible to do so without added expense, substantial inconvenience or sacrifice in operational efficiency. The Gaming Act further obligates JCC to give preference and priority to Louisiana residents in considering applicants for employment and requires that no less than 80% of the persons employed by JCC be Louisiana residents for at least one year immediately prior to employment. The Gaming Act provides that if any contract or other agreement to which the casino operator is a party contains a provision or clause establishing a different percentage or requiring more than 50% of the persons employed to be residents of any one parish, any such provision or clause shall be null and void and unenforceable as against public policy.

    The Gaming Act requires that JCC adopt written policies, procedures, and regulations to allow the participation of businesses owned by minorities in all design, engineering, and construction contracts and/or projects to the maximum extent practicable. The Rules and Regulations provide that JCC and

HNOMC must take the foregoing actions with respect to all design, engineering, construction, banking and maintenance contracts and any other projects initiated by JCC and HNOMC. The Gaming Act further requires JCC, as nearly as practicable, to employ minorities consistent with the population of the State. The Rules and Regulations extend this obligation to HNOMC as well. The Rules and Regulations provide that if at any time the LGCB shall conclude that JCC or HNOMC is conducting itself in a manner inconsistent with the requirements of State law or the Rules and Regulations, the LGCB may take enforcement action, including fines and the imposition of a plan that the LGCB determines meets the objectives of the Gaming Act and the Rules and Regulations.

    The Gaming Act provides that JCC shall not: (i) offer seated restaurant facilities with table food service for patrons, but may offer limited cafeteria style food services for employees and patrons as provided by rule of the LGCB, provided, however, that no food may be given away or subsidized within the New Orleans Casino by JCC or any licensee, and no facility for food service shall exceed seating for 250 persons (by rule and regulation, LGCB is empowered to allow JCC to contract with local food preparers to provide food at the restaurant at the New Orleans Casino); (ii) offer lodging in the Casino, nor engage in any practice or enter into any business relationships to give any hotel, whether or not affiliated with JCC, any advantage or preference not available to all similarly situated hotels; (iii) engage in such activities as are prohibited by the Amended and Renegotiated Casino Operating Contract; (iv) engage in the sale of products that are not directly related to gaming; or (v) cash or accept in exchange for the purchase of tokens, chips or electronic cards an identifiable employee payroll check. Any contract between JCC and any hotel or lodging facilities must be submitted to the LGCB for approval prior to entering into the contract.

    The Gaming Act provides that all records of the LGCB are public records and available for public inspection, subject to certain exceptions, and may, in any event, be made available to other governmental entities or regulators, under certain circumstances.

    The Gaming Act provides that the LGCB shall annually enter into a casino support services contract with the City of New Orleans in order to compensate it for the cost to it for providing support services resulting from the operation of the official gaming establishment and the activities therein. The amount of the contract is to be determined by negotiation and agreement between the LGCB and the City of New Orleans, subject to approval by the State legislature.

    The Gaming Act authorizes the LGCB to provide for the protection of the rights of holders of security interests in both immovable property and movable property used in or related to casino gaming operations ("Gaming Collateral") and to provide for the continued operation of the New Orleans Casino during the period of time that a lender, as a holder of a security interest, seeks to enforce its security interest in such property. In connection therewith, the Gaming Act provides that the holder of a security interest in Gaming Collateral may receive payments from the owner or lessee of such property out of the proceeds of casino gaming operations received by the owner or lessee, and, the holder of the security interest may be exempt from the licensing requirements of the Gaming Act with respect to such payments if the transaction(s) giving rise to such payments have been approved in advance by the LGCB and complies with all rules and regulations of the LGCB and the LGCB determines the holder to be suitable.

    Under the Gaming Act, a holder of a security interest in a gaming device who asserts the right to ownership or possession of the encumbered property may be granted a one-time, nonrenewable, provisional contract for a maximum of 90 days for the sole purpose of acquiring ownership or possession for resale to a licensed or approved person, all in accordance with rules and regulations to be promulgated by the LGCB. The Rules and Regulations do not yet include a rule and regulation on this provision. The license or contract shall not authorize the holder to operate the gaming device or to utilize the property in gaming activities.

    If the holder of a security interest in immovable property comprising the New Orleans Casino wished to continue the operation during and after the filing of a suit to enforce the security interest, the Gaming Act provides that the holder of the security interest must name the LGCB as a nominal defendant in such suit and request the appointment of a receiver from among the persons on a list maintained by the LGCB. Upon proof of the debtor's default under the security instrument and the holder's right to enforce the security interest, the court shall appoint a person from the LGCB's list as a receiver of the official gaming establishment. Upon appointment of the receiver, the Gaming Act requires the receiver to furnish a fidelity bond in favor of the security interest holder, the owner or lessee of the official gaming establishment and the LGCB in an amount to be set by the court after consultation with the LGCB and all parties. The Gaming Act requires the LGCB to issue to the receiver a one-time, nonrenewable, provisional contact to continue gaming operations until the receivership is terminated. The receiver is considered to have all the rights and obligations of the casino operator under the casino operating contract. The holder of the security interest provoking the appointment of a receiver under the Gaming Act is required to pay the cost of the receiver's bond and the cost of operating the official gaming establishment or gaming operator during the term of the receivership to the extent that such costs exceed available revenues, in accordance with the rules and regulations of the LGCB. The Gaming Act further provides that the fees of the receiver and the authority for expenditures of the receiver are to be established by rules and regulations of the LGCB.

    The Gaming Act provides that a receivership must terminate upon: (i) the sale of the property subject to receivership to a duly approved or authorized person; (ii) the payment in full of all obligations due to the holder of the security interest in the property subject to the receivership; (iii) an agreement for termination of the receivership signed by the holder of the security interest and the debtor, and approved by the LGCB and the court; or
(iv) the lapse of five years from the date of the initial appointment of the receiver. Under the Gaming Act, a receivership may also be terminated by notice from the holder of the security interest who provoked the receivership addressed to the court and the LGCB of its intention to withdraw its financial support of the receivership at a specified time not less than 90 days from the date of the notice. In the event of such notice, the Gaming Act provides that the holder of the security interest giving the notice will not be responsible for any costs or expenses of the receivership after the date specified in the notice; except for reasonable costs and fees of the receiver in concluding the receivership, and the costs of a final accounting.

    The Gaming Act purports to provide that LGCB, the Governor by Executive Order, subject to legislative approval or the State legislature by act or resolution, may set aside or renegotiate the provisions of Casino operating contract when the casino operator is either voluntarily or involuntarily placed in bankruptcy, receivership or similar status.

    The Gaming Act provides that no rule or regulation and no provision in a contract executed by the LGCB pursuant to its authority to protect the holders of security interests in Gaming Collateral shall be the basis for any cause of action in contract or in tort against the State or the LGCB, its board of directors or its agents, attorneys or employees.

    Because legalized gaming is a relatively new industry in the State, there has been significant attention by the Louisiana legislature over the past few years to gaming related bills dealing with a wide range of subjects that could impact the New Orleans Casino project. At various times, bills have been introduced to, among other things, constitutionally and/or legislatively repeal all forms of gaming (including the land-based casino), increase taxes on casinos, limit credit that may be extended by casinos, limit days and hours of operation and alter the regulatory oversite structure. There can be no assurances that legislation having a material detrimental impact on the New Orleans Casino will not be enacted.

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

    The legislation, as amended, imposes an annual graduated wagering tax on adjusted receipts (generally defined as gross receipts less payments to customers as winnings) from gambling games, effective January 1, 1998. The graduated tax rate is as follows: up to $25 million--15%; $25 to $50 million--20%; $50 to $75 million--25%; $75 to $100 million--30%; in excess of $100 million-- 35%. The tax imposed is to be paid by the licensed owner to the Illinois Gaming Board on the day after the day when the wagers were made. Of the proceeds of that tax, 25% goes to the local government where the home dock is located, a small portion goes to the Illinois Gaming Board for administration and enforcement expenses, and the remainder goes to the state education assistance fund.

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

    There have been discussions regarding increasing the number of riverboat gaming licenses and/or allowing a riverboat gaming license to be moved from one location to another. There can be no assurance that legislation increasing the number of licenses, allowing a change in license location or other legislation will not be introduced in the future, any of which could have a material adverse effect on the operating results of the Company's riverboats.

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

    The Mississippi Act requires that a person (including any corporation or other entity) be licensed to conduct gaming activities in the State of Mississippi. A license will be issued only for a specified location which has been approved in advance as a gaming site by the Mississippi Commission. Harrah's Vicksburg Corporation, an indirect subsidiary of Harrah's, is licensed to operate a riverboat casino in Vicksburg, Mississippi. Harrah's Tunica Corporation, another indirect subsidiary, is the general partner of Tunica Partners L.P. and Tunica Partners II L.P., each of which is the licensed operator of a riverboat casino in Tunica, Mississippi. (Harrah's Vicksburg Corporation is the limited partner of both partnerships.) As stated above, the casino operated by Tunica Partners L.P. closed in May 1997, and on March 1, 1999, that casino was sold to a subsidiary of Casino America, Inc. In addition, a parent company of a company holding a license must register under the Mississippi Act. Harrah's Entertainment and HOC are registered with the Mississippi Commission.

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

    Any individual who is found to have a material relationship to, or material involvement with, Harrah's Entertainment may be required to submit to an investigation in order to be found suitable or be licensed as a business associate of any subsidiary holding a gaming license. Key employees, controlling persons or others who exercise significant influence upon the management or affairs of Harrah's Entertainment may be deemed to have such a relationship or involvement.

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

    Under the Mississippi Regulations, a person is prohibited from acquiring control of Harrah's Entertainment without prior approval of the Mississippi Commission. Harrah's Entertainment also is prohibited from consummating a plan of recapitalization proposed by management in opposition to an attempted acquisition of control of Harrah's Entertainment and which involves the issuance of a significant dividend to Common Stock holders, where such dividend is financed by borrowings from financial institutions or the issuance of debt securities. In addition, Harrah's Entertainment is prohibited from repurchasing any of its voting securities under circumstances (subject to certain exemptions) where the repurchase involves more than one percent of Harrah's Entertainment outstanding Common Stock at a price in excess of 110 percent of the then-current market value of Harrah's Entertainment Common Stock from a person who owns and has for less than one year owned more than three percent of Harrah's Entertainment outstanding Common Stock, unless the repurchase has been approved by a majority of Harrah's Entertainment shareholders voting on the issue (excluding the person from whom the repurchase is being made) or the offer is made to all other shareholders of Harrah's.

    Under the Mississippi Regulations, a gaming license may not be held by a publicly held corporation, although an affiliated corporation, such as Harrah's, may be publicly held so long as Harrah's Entertainment registers with and gets the approval of the Mississippi Commission. Harrah's Entertainment must obtain prior approval from the Mississippi Commission for any subsequent public offering of the securities of Harrah's Entertainment if any part of the proceeds from that offering are intended to be used to pay for or reduce debt used to pay for the construction, acquisition or operation of any gaming facility in Mississippi. In addition, in order to register with the Mississippi Commission as a publicly held holding corporation, Harrah's Entertainment must provide further documentation which is satisfactory to the Mississippi Commission, which includes all documents filed with the Securities and Exchange Commission.

    Any person who, directly or indirectly, or in association with others, acquires beneficial ownership of more than five percent of the Common Stock of Harrah's Entertainment must notify the Mississippi Commission of this acquisition. Regardless of the amount of securities owned, any person who has any beneficial ownership in the Common Stock of Harrah's Entertainment may be required to be found suitable if the Mississippi Commission has reason to believe that such ownership would be inconsistent with the declared policies of the State of Mississippi. Any person who is required to be found suitable must apply for a finding of suitability from the Mississippi Commission within 30 days after being requested to do so, and must deposit a sum of money which is adequate to pay the anticipated investigatory costs associated with such finding. Any person who is found not to be suitable by the Mississippi Commission shall not be permitted to have any direct or indirect ownership in Harrah's Entertainment Common Stock. Any person who is required to apply for a finding of suitability and fails to do so, or who fails to dispose of his or her interest in Harrah's Entertainment Common Stock if found unsuitable, is guilty of a misdemeanor. If a finding of suitability with respect to any person is not applied for where required, or if it is denied or revoked by the Mississippi Commission, Harrah's Entertainment is not permitted to pay such person for services rendered, or to employ or enter into any contract with such person.

    Harrah's Entertainment is required to maintain current stock ledgers in the State of Mississippi which may be examined by a representative of the Mississippi Commission at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. Harrah's Entertainment also is required to render maximum assistance in determining the identity of the beneficial owner.

    Because Harrah's Entertainment is licensed to conduct gaming in the State of Mississippi, neither Harrah's Entertainment nor any subsidiary may engage in gaming activities in Mississippi while also conducting gaming operations outside of Mississippi without approval of the Mississippi Commission. The Mississippi Commission has approved the conduct of gaming in all jurisdictions in which Harrah's Entertainment has ongoing operations or approved projects. There can be no assurance that any future approvals will be obtained. The failure to obtain such approvals could have a materially adverse effect on Harrah's.

GAMING--LOUISIANA (RIVERBOAT)

    The ownership and operation of a gaming riverboat in Louisiana is subject to extensive regulation under Louisiana Riverboat Economic Development and Gaming Control Act and the rules and regulations promulgated thereunder. A seven-member Louisiana Gaming Control Board ("LGCB") and the Riverboat Gaming Enforcement Division ("Division"), a part of the Louisiana State Police, are charged with such regulatory authority, including the issuance of riverboat gaming licenses. The number of licenses to conduct gaming on a riverboat is limited by statute to
15. No more than six licenses may be granted for the operation of gaming activities on riverboats in any one parish (county). In general, riverboat gaming in Louisiana can be conducted legally only on approved riverboats that cruise with certain exceptions including exceptions for certain portions of the Red River where riverboats can be continuously docked. Harrah's Shreveport Investment Company, Inc. an indirect subsidiary of Harrah's, is the general partner of, and owns 99% of, Red River Entertainment of Shreveport Partnership in Commendam ("Red River"), a Louisiana partnership which was granted a gaming license in April 1994, to operate a continuously docked gaming riverboat. Harrah's Shreveport Management Company, Inc., another subsidiary, owns the remaining one percent of the Partnership and manages the riverboat, pursuant to an agreement with the Partnership.

    To obtain a gaming license, applicants must obtain certain Certificates of Approval from the LGCB and submit comprehensive application forms, be fingerprinted and undergo an extensive background investigation by the Division. An applicant is ineligible to receive a gaming license if the applicant has not established good character, honesty and integrity. Each license granted entitles a licensee to operate a riverboat and equipment thereon from a specific location. The duration of the license initially runs for five years; renewals are for one year terms. Red River received a conditional renewal, pending completion of investigation, in January 1999. The investigation is expected to be completed, and final renewal received, by June 1999. In determining whether to grant a license, the Division considers: (i) the good character, honesty and integrity of the applicant; (ii) the applicant's ability to conduct gaming operations; (iii) the adequacy and source of the applicant's financing; (iv) the adequacy of the design documents submitted; (v) the docking facilities to be used; (vi) applicant's plan to recruit, train, and upgrade minorities in employment and to provide for minority-owned business participation.

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

    An ownership interest in a license or in a business entity, other than a publicly held business entity which holds a license, may not be transferred without the approval of the Commission. In addition, an ownership interest in a license or in a business entity, other than a publicly held business entity, which holds either directly or indirectly a license, may not be pledged as collateral to other than a regulated bank or saving and loan association without the Commission's approval.

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

INDIAN GAMING

    The terms and conditions of management contracts and the operation of casinos and all gaming on Indian land in the United States are subject to the Indian Gaming Regulatory Act of 1988 ("IGRA"), which is administered by the NIGC and the gaming regulatory agencies of tribal governments. IGRA is subject to interpretation by the NIGC and may be subject to judicial and legislative clarification or amendment.

    IGRA requires NIGC approval of management contracts for Class II and Class III gaming as well as the review of all agreements collateral to the management contracts. All management contracts relating to Harrah's Phoenix Ak-Chin, Harrah's Cherokee and Harrah's Prairie Band casinos were approved by the NIGC. The NIGC will not approve a management contract if a director or a 10% shareholder of the management company: (i) is an elected member of the Indian tribal government which owns the facility purchasing or leasing the games; (ii) has been or is convicted of a felony gaming offense; (iii) has knowingly and willfully provided materially false information to the NIGC or the tribe; (iv) has refused to respond to questions from the NIGC; or (v) is a person whose prior history, reputation and associations pose a threat to the public interest or to effective gaming regulation and control, or create or enhance the chance of unsuitable activities in gaming or the business and financial arrangements incidental thereto. In addition, the NIGC will not approve a management contract if the management company or any of its agents have attempted to unduly influence any decision or process of tribal government relating to gaming, or if the management company has materially breached the terms of the management contract or the tribe's gaming ordinance, or a trustee, exercising due diligence, would not approve such management contract. A management contract can be approved only after NIGC determines that the contract provides, among other things, for: (i) adequate accounting procedures and verifiable financial reports, which must be furnished to the tribe; (ii) tribal access to the daily operations of the gaming enterprise, including the right to verify daily gross revenues and income; (iii) minimum guaranteed payments to the tribe, which must have priority over the retirement of development and construction costs; (iv) a ceiling on the repayment of such development and construction costs and (v) a contract term not exceeding five years and a management fee not exceeding 30% of net revenues (as determined by the NIGC); provided that the NIGC may approve up to a seven year term and a management fee not to exceed 40% of net revenues if NIGC is satisfied that the capital investment required, and the income projections for the particular gaming activity require the larger fee and longer term. There is no periodic or ongoing review of approved contracts by the NIGC. The only post-approval action which could result in possible modification or cancellation of a contract would be as the result of an enforcement action taken by the NIGC based on a violation of the law or an issue affecting suitability.

    IGRA established three separate classes of tribal gaming--Class I, Class II and Class III. Class I includes all traditional or social games solely for prizes of minimal value played by a tribe in connection with celebrations or ceremonies. Class II gaming includes games such as bingo, pulltabs, punchboards, instant bingo and non-banked card games (those that are not played against the house), such as poker. Class III gaming is casino-style gaming and includes banked table games such as blackjack, craps and roulette, and gaming machines such as slots, video poker, lotteries and pari-mutuel wagering. Harrah's Phoenix Ak-Chin and Harrah's Prairie Band provide Class II gaming and, as limited by the tribal-state compact, Class III gaming. Harrah's Cherokee provides only Class III gaming.

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

    These compacts provide among other things the manner and extent to which each state will conduct background investigations and certify the suitability of the manager, its officers, directors, and key employees to conduct gaming on tribal lands. The Company has received its permanent certification from the Arizona Department of Gaming as management contractor for the Ak-Chin Indian Community's casino and has been licensed by the relevant tribal gaming authorities to operate the Prairie Band of Potawatomi Indians' casino and the Eastern Band of Cherokee Indians' casino, respectively. The certification for Cherokee was provided by the Tribal Gaming Commission.

    Title 25, Section 81 of the United States Code states that "no agreement shall be made by any person with any tribe of Indians, or individual Indians not citizens of the United States, for the payment or delivery of any money or other thing of value. .. in consideration of services for said Indians relative to their lands. .. unless such contract or agreement be executed and approved" by the Secretary or his or her designee. An agreement or contract for services relative to Indian lands which fails to conform with the requirements of Section 81 is void and unenforceable. All money or other thing of value paid to any person by any Indian or tribe for or on his or their behalf, on account of such services, in excess of any amount approved by the Secretary or his or her authorized representative will be subject to forfeiture. The Company believes that it has complied with the requirements of section 81 with respect to its management contracts for Harrah's Phoenix Ak-Chin, Harrah's Cherokee and Harrah's Prairie Band and intends to comply with Section 81 with respect to any other contract to manage casinos located on Indian land in the United States.

    Indian tribes are sovereign with their own governmental systems, which have primary regulatory authority over gaming on land within the tribes' jurisdiction. Therefore, persons engaged in gaming activities, including the Company, are subject to the provisions of tribal ordinances and regulations on gaming. These ordinances are subject to review by the NIGC under certain standards established by IGRA. The NIGC may determine that some or all of the ordinances require amendment, and that additional requirements, including additional licensing requirements, may be imposed on the Company. The Company has received no such notification regarding the Ak-Chin, Cherokee and/or Prairie Band casinos. The possession of valid licenses from the Ak-Chin Indian Community, the Eastern Band of

Cherokee Indians and the Prairie Band of Potawatomi Nation are ongoing conditions of the Company's agreements with these tribes.

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

                       FUEL SHORTAGES AND COSTS; WEATHER

    Although gasoline supplies are now in relative abundance, gasoline shortages and price increases may have adverse effects on the casino business of Harrah's Entertainment. Access to several Harrah's Entertainment casino entertainment facilities, including the Lake Tahoe and Reno areas of northern Nevada and Atlantic City, New Jersey, may be restricted from time to time during the winter months by bad weather which can cause road closures. Such closures have at times adversely affected operating results at Harrah's Lake Tahoe, Harrah's Reno, Bill's Lake Tahoe Casino, Harrah's Atlantic City and the Atlantic City Showboat.

                               EMPLOYEE RELATIONS

    Harrah's Entertainment, through its subsidiaries, has approximately 37,400 employees. Labor relations with employees are good.

    The Company's subsidiaries have collective bargaining agreements covering approximately 5,400 employees. These agreements relate to certain casino, hotel and restaurant employees at Harrah's Atlantic City, Harrah's Las Vegas and all the Showboat facilities.

ITEM 3. LEGAL PROCEEDINGS.

NEW ORLEANS

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

    Also in connection with the consummation of the Plan of Reorganization, motions to dismiss with prejudice and/or notices of dismissal with prejudice were filed in the following actions involving the Company: HARRAH'S NEW ORLEANS INVESTMENT COMPANY V. NEW ORLEANS LOUISIANA DEVELOPMENT CORPORATION, Civil No. 95-3166, NEW ORLEANS LOUISIANA DEVELOPMENT CORPORATION V. HARRAH'S ENTERTAINMENT, ET AL., Civil No. 95-14653, CENTEX-LANDIS CONSTRUCTION CO., INC.
V. HARRAH'S

ENTERTAINMENT, INC. ET AL., Civil No. 95-18101, CITY OF NEW ORLEANS AND RIVERGATE DEVELOPMENT CORPORATION V. HARRAH'S ENTERTAINMENT, INC. ET AL., Civil No. 95-19285, LOUISIANA ECONOMIC DEVELOPMENT AND GAMING CORPORATION V. HARRAH'S ENTERTAINMENT, INC. ET AL., now Civil No. 96-169, in the IN RE HARRAH'S JAZZ COMPANY BANKRUPTCY PROCEEDING, the adversary proceeding styled HARRAH'S JAZZ COMPANY V. A&D MAINTENANCE SERVICES, ET AL., 97-1174, in the IN RE NEW ORLEANS LOUISIANA DEVELOPMENT CORPORATION BANKRUPTCY PROCEEDING, the adversary proceeding styled NEW ORLEANS LOUISIANA DEVELOPMENT CORPORATION V. BANKERS TRUST COMPANY, ET AL., 97-1176, and EDDIE SAPIR ET AL. V. BANKERS TRUST COMPANY, ET AL., Civil No. 97-20643, all pending in the United States District Court for the Eastern District of Louisiana or its Bankruptcy Court. The orders effectuating these dismissals have all been entered.

MISSOURI

    On November 25, 1997, the Missouri Supreme Court issued a ruling in AKIN V. MISSOURI GAMING COMMISSION that defined the state constitutional requirements for floating casino facilities in artificial basins. Subsequently, the Missouri Gaming Commission (the "Commission") attempted to issue disciplinary resolutions that effectively would have amended the gaming licenses of the Company's Missouri casinos, and numerous other floating casino facilities in the Commission's jurisdiction, to preclude games of chance, subject to evidentiary hearings that were to be held if the licensees filed appeals to prove compliance with the Supreme Court's ruling. Prior to the Commission's action, Harrah's Entertainment and other licensees filed petitions in the Circuit Court of Cole County, Missouri, and succeeded in having the Court issue an order restraining the Commission from taking any such disciplinary action. The Commission appealed to the Missouri Supreme Court which, on May 28, 1998, lifted the lower court's restraining order. On June 18, 1998, the Commission reissued its proposed disciplinary resolutions. All affected licensees, including Harrah's, filed timely appeals of the proposed disciplinary resolutions. Subsequently, all of the parties to the several disciplinary hearings, including Harrah's Entertainment and the Commission, agreed that all of the evidence for the hearings would be presented through documents rather than through oral testimony, so no hearings were held. Harrah's Entertainment also filed suit seeking declaratory judgment that its gaming facilities met the state constitutional mandates as established by the Missouri Supreme Court. On November 3, 1998, the people of the State of Missouri voted to amend the State's Constitution to deem all floating casino facilities in compliance with state law. The election results have been certified, and the Commission has dismissed the disciplinary resolutions.

    In addition to the matters described above, Harrah's Entertainment and its subsidiaries are involved in various inquiries, administrative proceedings and litigation relating to contracts, sales of property and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management believes that the final outcome of these matters will not have a material adverse effect upon the Company's consolidated financial position or its results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On November 18, 1998, the Company held a special meeting of stockholders to approve the issuance of Company common stock in connection with the Rio merger. The results of the vote were as follows: 81,782,544 votes in favor, 358,103 votes against or withheld and 259,793 abstentions.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                                                 POSITIONS AND OFFICES HELD AND PRINCIPAL
                NAME AND AGE                   OCCUPATIONS OR EMPLOYMENT DURING PAST 5 YEARS
---------------------------------------------  ---------------------------------------------

Philip G. Satre (49).........................  Director since 1989, member of the three-
                                               executive Office of the President since
                                               December 1998, Chairman of the Board since
                                               January 1997, President since April 1991 and
                                               Chief Executive Officer since April 1994 of
                                               Harrah's Entertainment. Chief Operating
                                               Officer of Harrah's Entertainment
                                               (1991-1994). President (1984-1995) of
                                               Harrah's Gaming Group. He was a member of the
                                               Executive Committee of Harrah's Jazz Company
                                               and was a director and President of Harrah's
                                               Jazz Finance Corp., both of which filed
                                               petitions under Chapter 11 of the United
                                               States Bankruptcy Code in November 1995. On
                                               October 30, 1998, the Plan of Reorganization
                                               for both Companies was consummated.

Colin V. Reed (51)...........................  Director since 1998, member of the three-
                                               executive Office of the President since
                                               December 1998, Executive Vice President of
                                               Harrah's Entertainment since September 1995.
                                               Chief Financial Officer of Harrah's
                                               Entertainment since April 1997. Senior Vice
                                               President, Corporate Development of Harrah's
                                               Entertainment from May 1992 to September
                                               1995. He was a member of the Executive
                                               Committee of Harrah's Jazz Company and was a
                                               director, Senior Vice President and Secretary
                                               of Harrah's Jazz Finance Corp., both of which
                                               filed petitions under Chapter 11 of the
                                               United States Bankruptcy Code in November
                                               1995. On October 30, 1998, the Plan of
                                               Reorganization for both companies was
                                               consummated. He is also a director of Sodak
                                               Gaming, Inc. and National Airlines, Inc., as
                                               well as Chairman of the Board of JCC Holding
                                               Company.

Gary W. Loveman (38).........................  Executive Vice President, Chief Operating
                                               Officer and member of the three-executive
                                               Office of the President since May 1998. Mr.
                                               Loveman was Associate Professor of Business
                                               Administration, Harvard University Graduate
                                               School of Business Administration from 1994
                                               to 1998, where his responsibilities included
                                               teaching MBA and executive education
                                               students, research and publishing in the
                                               field of service management, and consulting
                                               and advising large service companies.

                                                 POSITIONS AND OFFICES HELD AND PRINCIPAL
                NAME AND AGE                   OCCUPATIONS OR EMPLOYMENT DURING PAST 5 YEARS
---------------------------------------------  ---------------------------------------------
John M. Boushy (44)..........................  Senior Vice President, Information Technology
                                               and Brand Operations of Harrah's
                                               Entertainment since June 1993. He is a
                                               director of Interactive Entertainment Limited
                                               and JCC Holding Company (for which he has
                                               applied for approval by the Louisiana Gaming
                                               Control Board).

Ben C. Peternell (53)........................  Senior Vice President, Corporate Human
                                               Resources and Communications of Harrah's
                                               Entertainment since November 1989.

E. O. Robinson, Jr. (59).....................  Senior Vice President and General Counsel of
                                               Harrah's Entertainment since April 1993 and
                                               Secretary of Harrah's Entertainment from
                                               November 1989 to October 1995.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

    The Company's Common Stock is listed on the New York Stock Exchange and traded under the ticker symbol "HET". The stock is also listed on the Chicago Stock Exchange, the Pacific Exchange and the Philadelphia Stock Exchange.

    The following table sets forth the high and low price per share of the Company's Common Stock for the last two years:

1998                                                                             HIGH        LOW
-----------------------------------------------------------------------------  ---------  ---------
First Quarter................................................................  25 1/8     18 1/8
Second Quarter...............................................................  26 3/16    21 5/8
Third Quarter................................................................  23 1/2     13 5/16
Fourth Quarter...............................................................  17 1/4     11 1/16


1997
-----------------------------------------------------------------------------
First Quarter................................................................  20 3/4     17
Second Quarter...............................................................  20 1/4     15 1/2
Third Quarter................................................................  22 15/16   17 5/16
Fourth Quarter...............................................................  22 7/16    16 15/16

    The approximate number of holders of record of the Company's Common Stock as of January 29, 1999, is as follows:

                                                                            APPROXIMATE NUMBER
TITLE OF CLASS                                                             OF HOLDERS OF RECORD
-------------------------------------------------------------------------  ---------------------
Common Stock, Par Value $0.10 per share..................................           12,848

    The Company does not presently intend to declare cash dividends. The terms of the Company's bank facility substantially limit the Company's ability to pay cash dividends on Common Stock and limitations are also contained in agreements covering other debt of the Company. See "Management's Discussion and Analysis-Intercompany Dividend Restriction" on page 35 of the Annual Report which page is incorporated herein by reference. When permitted under the terms of the bank facility and the other debt, the declaration and payment of dividends is at the discretion of the Board of Directors of the Company. The Board of Directors of the Company may reevaluate its dividend policy in the future in light of the Company's results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA.

    See the information for the years 1994 through 1998 set forth under "Financial and Statistical Highlights" on pages 22 and 23 of the Annual Report, which pages are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    See the information set forth on pages 25 through 35 of the Annual Report, which pages are incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    The Company is exposed to market risk, primarily changes in interest rates. The Company has entered into derivative transactions to hedge its exposure to interest rate changes. The Company does not hold or issue derivative financial instruments for trading purposes and does not enter into derivative transactions that would be considered speculative positions.

    The table below provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by contractual maturity dates.

                                                                      MATURITY DATE
                                      -----------------------------------------------------------------------------    FAIR
                                        1999       2000       2001       2002       2003     THEREAFTER     TOTAL    VALUE(1)
                                      ---------  ---------  ---------  ---------  ---------  -----------  ---------  ---------
                                                                       (DOLLARS IN MILLIONS)
LIABILITIES
Long-term debt
  Fixed rate........................  $     2.3  $     2.6  $     3.9  $     1.2  $     1.3   $   902.3   $   913.6  $   933.0
    Average interest rate...........       10.2%      10.3%       8.3%       7.1%       7.1%        7.9%        7.9%
  Variable rate.....................  $      --  $ 1,086.0  $      --  $      --  $      --   $      --   $ 1,086.0  $ 1,086.0
    Average interest rate(2)........         --%       6.0%        --         --         --          --         6.0%
INTEREST RATE SWAPS
  Variable to Fixed.................  $      --  $   300.0  $      --  $      --  $      --   $      --   $   300.0  $     6.2
    Average pay rate................                   6.5%                                                     6.5%
    Average receive rate............                   5.3%                                                     5.3%

------------------------

(1) The fair values are based on the borrowing rates currently available for debt instruments with similar terms and maturities and market quotes of the Company's publicly traded debt.

(2) The average interest rates were based on December 31, 1998, variable rates. Actual rates in future periods could vary.

    During January 1999, the Company completed a public offering of $500 million principal amount 7 1/2% Senior Notes due 2009. The proceeds from the issuance of these notes were used to retire a portion of the variable rate debt due in 2000.

    The interest rate swap agreements contain a credit risk to the Company that the counterparties may be unable to meet the terms of the agreements. The Company minimizes this risk by evaluating the creditworthiness of its counterparties, which are limited to major banks and financial institutions.

    Although the Company has an ownership interest in and manages a business in a foreign country, these operations are not material to the Company's consolidated financial position, results of operations or cash flows. Additionally, foreign currency translation gains and losses were not material to the Company's results of operations for the year ended December 31, 1998. Accordingly, the Company is not currently subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on the Company's future operating results or cash flows. The Company also holds investments in various other available-for-sale equity securities. The Company's exposure to price risk arising from the ownership of these investments is not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See the information set forth on pages 36 through 53 of the Annual Report, which pages are incorporated herein by reference.

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

EXECUTIVE OFFICERS

    See "Executive Officers of the Registrant" on page 43 in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION.

    See the information set forth in the sections of the Proxy Statement entitled "Compensation of Directors," "Summary Compensation Table," "Option Grants in the Last Fiscal Year," "Aggregated Option Exercises in 1998 and December 31, 1998 Option Values" and "Certain Employment Arrangements", which sections are incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) 1. Financial statements (including related notes to consolidated financial statements)* filed as part of this report are listed below:

       Report of Independent Public Accountants.

       Consolidated Balance Sheets as of December 31, 1998 and 1997.

       Consolidated Statements of Income for the Years Ended December 31, 1998,
        1997 and 1996.

       Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years Ended December 31, 1998, 1997 and 1996.

       Consolidated Statements of Cash Flows for the Years Ended December 31,
        1998, 1997 and 1996.

------------------------
*   Incorporated by reference from pages 36 through 53 of the Annual Report.

       2. Schedules for the years ended December 31, 1998, 1997 and 1996, are as follows:

       NO.
-----------

         I   --         Condensed financial information of registrant

        II   --         Consolidated valuation and qualifying accounts

                              Schedules III, IV, and V are not applicable and have therefore been omitted.

       3.  Exhibits (footnotes appear on pages 56 through 58)

        NO.
--------------------

        2(1) --       Agreement and Plan of Merger, dated as of December 18, 1997, by and among Harrah's Entertainment,
                      Inc., HEI Acquisition Corp., and Showboat, Inc. (19)

        2(2) --       Agreement and Plan of Merger, dated August 9, 1998, and amended September 4, 1998, by and among
                      Harrah's Entertainment, Inc., HEI Acquisition Corp. III, and Rio Hotel & Casino, Inc. (11)

        3(1) --       Certificate of Incorporation of The Promus Companies Incorporated; Certificate of Amendment of
                      Certificate of Incorporation of The Promus Companies Incorporated dated April 29, 1994;
                      Certificate of Amendment of Certificate of Incorporation of The Promus Companies Incorporated
                      dated May 26, 1995; and Certificate of Amendment of Certificate of Incorporation of The Promus
                      Companies Incorporated dated June 30, 1995, changing its name to Harrah's Entertainment, Inc. (25)

        3(2) --       Bylaws of the Company, as amended December 12, 1997. (29)

        4(1) --       Rights Agreement dated as of October 5, 1996, between Harrah's Entertainment, Inc. and The Bank of
                      New York, which includes the form of Certificate of Designations of Series A Special Stock of
                      Harrah's Entertainment, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the
                      Summary of Rights to Purchase Special Shares as Exhibit C. (3)

        4(2) --       First Amendment, dated as of February 21, 1997, to Rights Agreement between Harrah's
                      Entertainment, Inc. and The Bank of New York. (27)

        4(3) --       Second Amendment, dated as of April 25, 1997, to Rights Agreement, dated as of October 25, 1996, between Harrah's Entertainment, Inc. and The Bank of New York. (5)

        4(4) --       Letter to Stockholders dated July 23, 1997 regarding Summary of Rights To Purchase Special Shares
                      As Amended Through April 25, 1997. (18)

        4(5) --       Certificate of Elimination of Series B Special Stock of Harrah's Entertainment, Inc., dated
                      February 21, 1997. (27)

        4(6) --       Certificate of Designations of Series A Special Stock of Harrah's Entertainment, Inc., dated
                      February 21, 1997. (27)

        4(7) --       Interest Swap Agreement between Bank of America National Trust and Savings Association and Embassy
                      Suites, Inc. dated May 14, 1993. (6)

        4(8) --       Interest Swap Agreement between NationsBank of North Carolina, N. A. and Embassy Suites, Inc.
                      dated May 18, 1993. (6)

        NO.
--------------------
        4(9) --       Interest Swap Agreement between Bank of America National Trust and Savings Association and
                      Harrah's Operating Company, Inc. dated December 21, 1995. (25)

        4 10) --      Interest Swap Agreement between NationsBank, N. A. (Carolinas) and Harrah's Entertainment, Inc.
                      dated December 21, 1995. (25)

        4 11) --      Interest Swap Agreement between The Bank of Nova Scotia and Embassy Suites, Inc. dated January 25,
                      1995 and amended February 2, 1995. (7)

        4 12) --      Interest Swap Agreement between Bankers Trust Company and Embassy Suites, Inc. dated May 16, 1995.
                      (10)

        4 13) --      Interest Swap Agreement between The Sumitomo Bank, Limited and Embassy Suites, Inc. dated June 5,
                      1995. (10)

        4 14) --      Interest Swap Agreement between Bankers Trust Company and Embassy Suites, Inc. dated June 6, 1995.
                      (10)

        4 15) --      5 Year Credit Agreement among Harrah's Entertainment, Inc., Harrah's Operating Company, Inc.,
                      Certain Subsidiaries of Harrah's Operating Company, Inc., Various Banks, Canadian Imperial Bank of
                      Commerce and Societe Generale, as Co-Syndication Agents, Bank of America National Trust and
                      Savings Association, as Documentation Agent, and Bankers Trust Company, as Administrative Agent,
                      dated as of July 22, 1993 and Amended and Restated as of June 9, 1995 and further Amended and
                      Restated as of April 1, 1998. (16)

        4 16) --      364 Day Credit Agreement among Harrah's Entertainment, Inc., Harrah's Operating Company, Inc.,
                      Certain Subsidiaries of Harrah's Operating Company, Inc., Various Banks, Canadian Imperial Bank of
                      Commerce and Societe Generale, as Co-Syndication Agents, Bank of America National Trust and
                      Savings Association, as Documentation Agent, and Bankers Trust Company, as Administrative Agent,
                      dated as of June 9, 1995 and Amended and Restated as of April 1, 1998. (16)

        4 17) --      First Amendment, dated as of September 16, 1998, to the Credit Agreement dated as of July 22,
                      1993, amended and restated as of June 9, 1995 and further amended and restated as of April 1, 1998
                      (the "5-Year Credit Agreement") and to the Credit Agreement dated as of June 9, 1995, amended and restated as of April 1, 1998 (the "364-Day Credit Agreement"), among Harrah's Entertainment, Inc.,
                      Harrah's Operating Company, Inc., Marina Associates, the lenders party to these credit agreements,
                      Canadian Imperial Bank of Commerce and Societe Generale, as Co-Syndication Agents, Bank of America
                      National Trust and Savings Association, as Documentation Agent, and Bankers Trust Company, as
                      Administrative Agent.

      **4 18) --      Second Amendment, dated as of November 30, 1998, to the 5-Year Credit Agreement and to the 364-Day
                      Credit Agreement, among Harrah's Entertainment, Inc., Harrah's Operating Company, Inc., Marina
                      Associates, the lenders party to these credit agreements, Canadian Imperial Bank of Commerce and
                      Societe Generale, as Co-Syndication Agents, Bank of America National Trust and Savings
                      Association, as Documentation Agent, and Bankers Trust Company, as Administrative Agent.

      **4 19) --      Indenture, dated as of December 9, 1998, among Harrah's Operating Company, Inc. as Issuer,
                      Harrah's Entertainment, Inc., as Guarantor and IBJ Schroder Bank & Trust Company, as Trustee
                      relating to the 7 7/8% Senior Subordinated Notes Due 2005.

        NO.
--------------------
        4 20) --      Indenture, dated as of December 18, 1998, among Harrah's Operating Company, Inc. as obligor,
                      Harrah's Entertainment, Inc., as Guarantor, and IBJ Schroder Bank & Trust Company, as Trustee
                      relating to the 7 1/2% Senior Notes Due 2009.

        4 21) --      Indenture dated as of July 21, 1995, among Rio Hotel & Casino, Inc., Rio Properties, Inc. and IBJ
                      Schroder Bank & Trust Company for the 10 5/8% Senior Subordinated Notes Due 2005. (31)

        4 22) --      Indenture dated as of February 11, 1997, among Rio Hotel & Casino, Inc., Rio Properties, Inc. and
                      IBJ Schroder Bank & Trust Company for the 9 1/2% Senior Subordinated Notes Due 2007. (32)

        4 23) --      Amended and Restated Credit Agreement dated as of February 24, 1998 among Rio Properties, Inc. and
                      Rio Leasing, Inc. and Bank of America National Trust and Savings Association as Agent and the
                      other financial institutions party hereto. (33)

      **4 24) --      Amendment No. 1 dated December 7, 1998 to the Amended and Restated Credit Agreement dated as of
                      February 24, 1998, among Rio Properties, Inc., Rio Leasing, Inc., Bank of America National Trust
                      and Savings Association, and the financial institutions thereto.

      **4 25) --      Loan Agreement dated December 18, 1998, among Rio Properties, Inc., Rio Leasing, Inc., Bank of
                      America National Trust and Savings Association, as Agent, NationsBanc Montgomery Securities LLC,
                      as Lead Arranger, and the other financial institutions party hereto ("Loan Agreement dated
                      December 18, 1998").

      **4 26) --      Form of Note utilized under Loan Agreement dated December 18, 1998.

      **4 27) --      Guaranty dated December 18, 1998, by Rio Hotel and Casino, Inc. as guarantor under Loan Agreement dated December 18, 1998.

      **4 28) --      Pledge and Security Agreement dated December 18, 1998, by Rio Properties, Inc. and Rio Leasing,
                      Inc. under Loan Agreement dated December 18, 1998.

      **4 29) --      Parent Pledge and Security Agreement dated December 18, 1998, by Rio Hotel & Casino, Inc. under
                      Loan Agreement dated December 18, 1998.

      **4 30) --      Deed of Trust, dated December 18, 1998, by Rio Properties, Inc. under Loan Agreement dated
                      December 18, 1998.

      **4 31) --      Deed of Trust, dated December 18, 1998, by Cinderlane, Inc. under Loan Agreement dated December
                      18, 1998.

      **4 32) --      Intercreditor Agreement dated December 18, 1998, among Bank of America National Trust Savings
                      Association, as Agent, and various banks as lenders.

        4 33) --      Press Release dated April 1, 1998--Harrah's Calls Notes for Redemption; Closes Bank Facility. (16)

        4 34) --      Press Release dated May 13, 1998--Harrah's Commences Tender for Showboat Debt. (16)

        4 35) --      Press Release dated May 26, 1998--Harrah's Revises Tender for Showboat Senior Subordinated Notes
                      No Change In First Mortgage Bonds. (16)

        4 36) --      Press Release dated May 28, 1998--Harrah's receives Requisite Consents for Showboat First Mortgage
                      Bonds. (16)

        NO.
--------------------
        4 37) --      Press Release dated May 29, 1998--Harrah's Receives Requisite Consents for Showboat Senior
                      Subordinated Notes. (16)

        4 38) --      Press Release dated June 9, 1998--Harrah's Prices Tender Offer for Showboat First Mortgage Bonds
                      and Senior Subordinated Notes. (16)

        4 39) --      Press Release dated June 11, 1998--Harrah's Completes Tender Offer for Showboat First Mortgage
                      Bonds and Senior Subordinated Notes. (16)

        4 40) --      Indenture dated May 18, 1993, for the 9 1/4% First Mortgage Bonds due 2008 among Showboat, Inc.,
                      Ocean Showboat, Inc., Atlantic City Showboat, Inc., Showboat Operating Company, and IBJ Schroder
                      Bank & Trust Company; Guaranty by Ocean Showboat Operating Company in favor of IBJ Schroder Bank &
                      Trust Company and Form of Bond Certificate for the 9 1/4% First Mortgage Bonds due 2008. (16)

        4 41) --      First Supplemental Indenture dated July 18, 1994, for the 9 1/4% First Mortgage Bonds due 2008
                      among Showboat, Inc., Ocean Showboat, Inc., Atlantic City Showboat, Inc., Showboat Operating
                      Company and IBJ Schroder Bank & Trust Company is incorporated herein by reference to Showboat,
                      Inc.'s Form 10-K (file no. 1-7123) for the year ended December 31, 1994, Exhibit 4.02. (16)

        4 42) --      Indenture dated August 10, 1994, for the 13% Senior Subordinated Notes due 2009 among Showboat,
                      Inc., Ocean Showboat, Inc., Atlantic City Showboat, Inc., Showboat Operating Company, and Marine
                      Midland Bank; Guaranty by Ocean Showboat, Inc., Atlantic City Showboat, Inc. and Showboat
                      Operating Company in favor of Marine Midland Bank; and Form of Note Certificate for the 13% Senior
                      Subordinated Notes due 2009. (34)

        4 43) --      Indenture dated as of March 28, 1996, among Showboat Marina Casino Partnership, Showboat Marina
                      Finance Corporation, Donaldson, Lufkin & Jenrette Securities Corporation, Nomura Securities
                      International, Inc., Bear, Stearns & Co., Inc. and American Bank National Association, as Trustee,
                      relating to the 13 1/2 Series A and Series B First Mortgage Notes due 2003. (35)

      **4 44) --      First Supplemental Indenture dated as of March 1, 1999 to Indenture dated as of March 28, 1996, for $140,000,000 13 1/2% First Mortgage Notes due 2003 of Showboat Marina Casino Partnership and
                      Showboat Marina Finance Corporation and Firstar Bank of Minnesota, N.A., as Trustee.

        4 45) --      Second Supplemental Indenture dated as of May 27, 1998 to Indenture dated as of May 18, 1993, for
                      $275,000,000 9 1/4% First Mortgage Bonds due 2008 of Showboat, Inc., Issuer, Ocean Showboat, Inc.,
                      Atlantic City Showboat, Inc. and Showboat Operating Company, Guarantors, and IBJ Schroder Bank &
                      Trust Company as Trustee. (16)

        4 46) --      First Supplemental Indenture dated as of May 28, 1998 to Indenture dated as of August 10, 1994 for
                      $120,000,000 13% Senior Subordinated Notes due 2009 of Showboat, Inc., Company, Ocean Showboat,
                      Inc., Atlantic City Showboat, Inc., and Showboat Operating Company, Guarantors, and Marine Midland
                      Bank as Trustee. (16)

        4 47) --      Agreement of Purchase and Sale by and between Sun International and Showboat Land LLC, dated
                      January 29, 1998; Assignment and Assumption of Lease by and between Sun International and Showboat
                      Land LLC, dated January 27, 1998; Landlord Estoppel Certificate by Sun International to Atlantic
                      City Showboat, Inc. dated January 27, 1998; Tenant Estoppel Certificate by Atlantic City Showboat,
                      Inc. to Sun International dated January 27, 1998. (36)

        NO.
--------------------
        4 48) --      Mortgage and Security Agreement by and between Column Financial, Inc. and Showboat Land LLC, dated
                      January 29, 1998; Promissory Note in the principal amount of $100,000,000 in favor of Column
                      Financial Inc. by Showboat Land LLC, dated January 29, 1998; Cash Management Agreement by and between Column Financial, Inc. and Showboat Land LLC dated January 28, 1998; Guaranty of Lease by and between Showboat, Inc. and Column Financial, Inc. dated January 29, 1998; Environmental
                      Indemnity Agreement by and between Column Financial, Inc., Showboat Land LLC and Atlantic City
                      Showboat, Inc. dated January 29, 1998; Assignment of Leases and Rents by and between Column
                      Financial Inc. and Showboat Land LLC, dated January 29, 1998; Tenant Estoppel Certificate by
                      Atlantic City Showboat, Inc. to Column Financial, Inc. and Showboat Land LLC, dated January 29,
                      1998; Promissory Note Clarification Agreement dated January 29, 1998 between Column Financial,
                      Inc. and Showboat Land LLC; and Lease Clarification Agreement dated February 13, 1998 among
                      Showboat Land LLC and Atlantic City Showboat, Inc. (36)

       10(1) --       Tax Sharing Agreement, dated June 30, 1995, between The Promus Companies Incorporated and Promus
                      Hotel Corporation. (10)

      +10(2) --       Form of Indemnification Agreement entered into by The Promus Companies Incorporated and each of its directors and executive officers. (1)

      +10(3) --       Financial Counseling Plan of Harrah's Entertainment, Inc. as amended January 1996. (25)

      +10(4) --       The Promus Companies Incorporated 1996 Non-Management Director's Stock Incentive Plan dated April
                      5, 1995. (9)

      +10(5) --       Amendment dated February 20, 1997 to 1996 Non-Management Director's Stock Incentive Plan. (5)

      +10(6) --       Trust Agreement dated November 7, 1997 between Harrah's Entertainment, Inc. and NationsBank concerning the Non-Management Director's Stock Incentive Plan. (29)

      +10(7) --       The Promus Companies Incorporated Key Executive Officer Annual Incentive Plan dated February 24,
                      1995. (10)

      +10(8) --       Summary Plan Description of Executive Term Life Insurance Plan. (27)

      +10(9) --       Form of Harrah's Entertainment, Inc.'s Annual Management Bonus Plan, as amended 1995. (25)

      +10 10) --      Amendment dated as of December 12, 1997 to Harrah's Entertainment, Inc.'s Annual Management Bonus
                      Plan. (29)

    **+10 11) --      Amendment dated December 10, 1998 to Harrah's Entertainment, Inc.'s Annual Management Bonus Plan.

      +10 12) --      Amended and Restated Severance Agreement dated as of October 31, 1997 entered into with Philip G.
                      Satre. (29)

      +10 13) --      Form of Amended and Restated Severance Agreement dated as of October 31, 1997 entered into with
                      John M. Boushy, Ben C. Peternell, Colin V. Reed and E. O. Robinson, Jr. (29)

    **+10 14) --      Severance Agreement dated October 29, 1998 entered into with Gary W. Loveman.

    **+10 15) --      Severance Agreement dated October 29, 1998 entered into with Philip G. Satre.

        NO.
--------------------
    **+10 16) --      Form of Severance Agreement dated October 29, 1998 entered into with John M. Boushy, Ben C.
                      Peternell, Colin V. Reed, E. O. Robinson, Jr. and Judy T. Wormser.

      +10 17) --      Employment Agreement dated as of February 25, 1994, and effective April 29, 1994, between The
                      Promus Companies Incorporated and Philip G. Satre including exhibits thereto. (17)

      +10 18) --      Amendment, dated May 5, 1997, to Employment Agreement of Philip G. Satre dated as of February 25,
                      1994. (5)

    **+10 19) --      Form of Employment Agreement dated April 1, 1998, between Harrah's Entertainment, Inc. and John M.
                      Boushy, Ben C. Peternell, Colin V. Reed and E. O. Robinson, Jr.

    **+10 20) --      Addendum dated April 1, 1998, to Employment Agreement between Harrah's Entertainment, Inc. and
                      John M. Boushy.

    **+10 21) --      Employment Agreement and Addendum dated May 4, 1998, between Harrah's Entertainment, Inc. and Gary
                      W. Loveman.

      +10 22) --      Employment Agreement between Harrah's Entertainment, Inc. and J. Kell Houssels, III, dated June 1,
                      1998. (16)

    **+10 23) --      Memorandum Agreement Concerning Termination of Employment and Commencement of Consulting Agreement
                      dated November 25, 1998, among Harrah's Entertainment, Inc. and J. Kell Houssels, III.

      +10 24) --      The Promus Companies Incorporated 1990 Stock Option Plan. (12)

      +10 25) --      The Promus Companies Incorporated 1990 Stock Option Plan (as amended as of April 30, 1993). (20)

      +10 26) --      The Promus Companies Incorporated 1990 Stock Option Plan, as amended April 29, 1994. (8)

      +10 27) --      The Promus Companies Incorporated 1990 Stock Option Plan, as amended July 29, 1994. (21)

      +10 28) --      Amendment, dated April 5, 1995, to The Promus Companies Incorporated 1990 Stock Option Plan as
                      adjusted on December 12, 1996. (27)

      +10 29) --      Amendment, dated February 26, 1998, to the Harrah's Entertainment, Inc. 1990 Stock Option Plan.
                      (13)

      +10 30) --      Amendment, dated April 30, 1998, to the Harrah's Entertainment, Inc. 1990 Stock Option Plan. (16)

    **+10 31) --      Amendment, dated October 29, 1998, to the Harrah's Entertainment, Inc. 1990 Stock Option Plan.

      +10 32) --      Revised Form of Stock Option (1990 Stock Option Plan). (25)

      +10 33) --      Revised Form of Stock Option with attachments (1990 Stock Option Plan). (27)

      +10 34) --      Form of memorandum agreement dated July 2, 1991, eliminating stock appreciation rights under stock options held by Ben C. Peternell and Philip G. Satre. (14)

      +10 35) --      The Promus Companies Incorporated 1990 Restricted Stock Plan. (12)

        NO.
--------------------
      +10 36) --      Amendment, dated April 5, 1995, to The Promus Companies Incorporated 1990 Restricted Stock Plan.
                      (9)

      +10 37) --      Amendment, dated February 26, 1998, to the Harrah's Entertainment, Inc. 1990 Restricted Stock
                      Plan. (13)

      +10 38) --      Amendment, dated April 30, 1998, to the Harrah's Entertainment, Inc. 1990 Restricted Stock Plan.
                      (16)

    **+10 39) --      Amendment, dated October 29, 1998, to the Harrah's Entertainment, Inc. 1990 Restricted Stock Plan.

      +10 40) --      Revised Forms of Restricted Stock Award (1990 Restricted Stock Plan). (25)

      +10 41) --      Revised Form of Restricted Stock Award (1990 Restricted Stock Plan). (27)

      +10 42)         Administrative Regulations, Long Term Compensation Plan (Restricted Stock Plan and Stock Option
                      Plan) dated October 27, 1995. (25)

      +10 43) --      Amendment to Administrative Regulations, Long Term Compensation Plan (Restricted Stock Plan and
                      Stock Option Plan) dated December 12, 1996. (27)

      +10 44) --      Description of Terms of Stock Option and TARSAP grants for Gary W. Loveman on April 30, 1998. (16)

      +10 45) --      Deferred Compensation Plan dated October 16, 1991. (15)

      +10 46) --      Amendment, dated May 26, 1995, to The Promus Companies Incorporated Deferred Compensation Plan.
                      (2)

      +10 47) --      Forms of Deferred Compensation Agreement. (25)

      +10 48) --      Amended and Restated Executive Deferred Compensation Plan dated as of October 27, 1995. (25)

      +10 49) --      Amendment dated April 24, 1997 to Harrah's Entertainment, Inc.'s Executive Deferred Compensation
                      Plan. (18)

      +10 50) --      Amendment dated April 30, 1998 to the Harrah's Entertainment, Inc. Executive Deferred Compensation
                      Plan. (16)

    **+10 51) --      Amendment dated October 29, 1998 to the Harrah's Entertainment, Inc. Executive Deferred
                      Compensation Plan.

      +10 52) --      Description of Amendments to Executive Deferred Compensation Plan. (22)

      +10 53) --      Restated Amendment, dated July 18, 1996, to Harrah's Entertainment, Inc. Executive Deferred
                      Compensation Plan. (27)

      +10 54) --      Forms of Executive Deferred Compensation Agreement. (25)

      +10 55) --      Amendment dated April 24, 1997, to Harrah's Entertainment, Inc.'s Deferred Compensation Plan. (18)

      +10 56) --      Escrow Agreement dated February 6, 1990 between The Promus Companies Incorporated, certain subsidiaries thereof, and Sovran Bank, as escrow agent. (12)

      +10 57) --      First Amendment to Escrow Agreement dated January 31, 1990 among Holiday Corporation, certain subsidiaries thereof and Sovran Bank, as escrow agent. (12)

        NO.
--------------------
      +10 58) --      Amendment to Escrow Agreement dated as of October 29, 1993 among The Promus Companies
                      Incorporated, certain subsidiaries thereof, and NationsBank, formerly Sovran Bank. (24)

      +10 59) --      Amendment, dated as of June 7, 1995, to Escrow Agreement among The Promus Companies Incorporated, certain subsidiaries thereof and NationsBank. (2)

      +10 60) --      Amendment, dated as of July 18, 1996, to Escrow Agreement between Harrah's Entertainment, Inc. and
                      NationsBank. (26)

      +10 61) --      Time Accelerated Restricted Stock Award Plan ("TARSAP") program dated December 12, 1996. (27)

      +10 62) --      Form of TARSAP Award. (27)

      +10 63) --      Form of Agreement, dated October 30, 1996, regarding cancellation and reissue of stock options, entered into with Philip G. Satre, Colin V. Reed, Ben C. Peternell, E.O. Robinson, Jr. and John M.
                      Boushy; and Form of Reissued Stock Option. (27)

      +10 64) --      Amendment, dated as of October 30, 1997, to Escrow Agreement between Harrah's Entertainment, Inc.,
                      Harrah's Operating Company, Inc. and NationsBank. (29)

       10 65) --      Notes Completion Guarantee among Harrah's Entertainment, Inc., Harrah's Operating Company, Inc.
                      and Norwest Bank Minnesota, National Association, as Trustee, dated October 30, 1998. (30)

       10 66) --      Subordinated Loan Agreement among Jazz Casino Company, L.L.C., Harrah's Operating Company, Inc.
                      and Harrah's Entertainment, Inc., dated October 30, 1998. (30)

       10 67) --      Intercreditor Agreement among Harrah's Entertainment, Inc., Harrah's Operating Company, Inc.,
                      Bankers Trust Company, as Administrative Agent, and Norwest Bank Minnesota, National Association,
                      as Trustee, and The Bank of New York, as Collateral Agent, acknowledged and agreed to by JCC
                      Holding Company, Jazz Casino Company, L.L.C., CP Development, L.L.C., FP Development, L.L.C., and
                      JCC Development Company, L.L.C., dated as of October 29, 1998. (30)

       10 68) --      Second Amended and Restated Management Agreement between Harrah's New Orleans Management Company and Jazz Casino Company, L.L.C., acknowledged and consented to by Rivergate Development
                      Corporation, as Landlord, dated as of October 29, 1998. (30)

       10 69) --      City/RDC Completion Guarantee among Harrah's Entertainment, Inc., Harrah's Operating Company,
                      Inc., the Rivergate Development Corporation and the City of New Orleans, dated as of October 29,
                      1998. (30)

       10 70) --      LGCB Completion Guarantee among Harrah's Entertainment, Inc., Harrah's Operating Company, Inc.,
                      accepted and agreed to by the Louisiana Gaming Control Board, dated as of October 30, 1998. (30)

       10 71) --      Amended and Restated Subordinated Completion Loan Agreement among Jazz Casino Company, L.L.C.,
                      Harrah's Entertainment, Inc., Harrah's Operating Company, Inc., and as to the provisions of
                      Sections 2(C)iii and (iv) only, agreed and accepted by Bankers Trust Company as Administrative
                      Agent for Lenders, dated October 30, 1998. (30)

        NO.
--------------------
       10 72) --      Amended and Restated Construction Lien Indemnity Obligation Agreement between Jazz Casino Company,
                      L.L.C. and Harrah's Operating Company, Inc., dated October 30, 1998. (30)

       10 73) --      Bank Completion Guarantee among Harrah's Entertainment, Inc. and Harrah's Operating Company, Inc.,
                      accepted and agreed to by Bankers Trust Company, as Administrative Agent, dated October 29, 1998.
                      (30)

       10 74) --      HET/JCC Agreement between Harrah's Entertainment, Inc., Harrah's Operating Company, Inc. and Jazz
                      Casino Company, L.L.C., dated October 30, 1998. (30)

       10 75) --      Guaranty and Loan Purchase Agreement by Harrah's Entertainment, Inc. and Harrah's Operating
                      Company, Inc., acknowledged and agreed to by Bankers Trust Company as Administrative Agent, dated as of October 29, 1998. (30)

     **11  --         Computations of per share earnings.

     **12  --         Computations of ratios.

     **13  --         Portions of Annual Report to Stockholders for the year ended December 31, 1998. (28)

     **21  --         List of subsidiaries of Harrah's Entertainment, Inc.

     **27  --         Financial Data Schedule.

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

(11) Incorporated by reference from the Company's Current Report on Form 8-K, filed August 14, 1998, and amended on September 4, 1998, File No. 1-10410.

(12) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1989, filed March 28, 1990, File No. 1-10410.

(13) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 14, 1998, File No. 1-10410.

(14) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1991, filed November 8, 1991, File No. 1-10410.

(15) Incorporated by reference from Amendment No. 2 to the Company's and Embassy's Registration Statement on Form S-1, File No. 33-43748, filed March 18, 1992.

(16) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 7, 1998, File No. 1-10410.

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

(29) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed March 10, 1998, File No. 1-10410.

(30) Incorporated by reference from JCC Holding Company's Registration Statement on Form 10/A, filed November 20, 1998.

(31) Incorporated by reference from Rio Hotel & Casino, Inc.'s Current Report on Form 8-K, filed July 18, 1995, File No. 0-13760.

(32) Incorporated by reference from Rio Hotel & Casino, Inc.'s Current Report on Form 8-K, filed February 4, 1997, File No. 0-13760.

(33) Incorporated by reference from Rio Hotel & Casino, Inc.'s Current Report on Form 8-K, filed February 24, 1998, File No. 0-13760.

(34) Incorporated by reference from Showboat, Inc.'s Current Report on Form 8-K (file no. 1-7123) dated August 10, 1994.

(35) Incorporated by reference from Showboat, Inc.'s Quarterly Report on Form 10-Q (file no. 1-7123) for the six month period ended June 30, 1996.

(36) Incorporated by reference from Showboat, Inc.'s Annual Report on Form 10-K (file no. 1-7123) for the year ended December 31, 1997.

(37) Incorporated by reference from the Company's Registration Statement on Form S-3 of Harrah's Entertainment, Inc. and Harrah's Operating Company, Inc., File No. 333-52949, filed May 18, 1998.

(38) Incorporated by reference from the Company's Registration Statement on Form S-3 of Harrah's Entertainment, Inc. and Harrah's Operating Company, Inc., File No. 333-69263, filed December 18, 1998.

    (b) The following Current Reports on Form 8-K were filed by the Company during the fourth quarter of 1997 and thereafter through March 1, 1999: November 9, 1998--reporting the Company's third quarter results; December 7, 1998--reporting the Underwriting Agreement in connection with $750,000,000
7 7/8% Senior Notes Due 2005); January 7, 1999--reporting the consummation of the merger with Rio Hotel & Casino, Inc.; January 13, 1999--reporting the Underwriting Agreement in connection with $500,000,000 7 1/2% Senior Notes Due
2009); and February 12, 1999--reporting the Company's year-end results.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HARRAH'S ENTERTAINMENT, INC.

                                By:               PHILIP G. SATRE
                                     -----------------------------------------
                                             (Philip G. Satre, Chairman
                                            and Chief Executive Officer)
Dated: March 19, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

     SUSAN CLARK-JOHNSON
------------------------------  Director                      March 19, 1999
    (Susan Clark-Johnson)

       JAMES B. FARLEY
------------------------------  Director                      March 19, 1999
      (James B. Farley)

        JOE M. HENSON
------------------------------  Director                      March 19, 1999
       (Joe M. Henson)

          RALPH HORN
------------------------------  Director                      March 19, 1999
         (Ralph Horn)

    J. KELL HOUSSELS, III
------------------------------  Director                      March 19, 1999
   (J. Kell Houssels, III)

        R. BRAD MARTIN
------------------------------  Director                      March 19, 1999
       (R. Brad Martin)

        COLIN V. REED           Director and
------------------------------  Chief Financial Officer       March 19, 1999
       (Colin V. Reed)          Office of the President

       WALTER J. SALMON
------------------------------  Director                      March 19, 1999
      (Walter J. Salmon)

       PHILIP G. SATRE          Director, Chairman and
------------------------------  Chief Executive Officer       March 19, 1999
      (Philip G. Satre)         Office of the President

        BOAKE A. SELLS
------------------------------  Director                      March 19, 1999
       (Boake A. Sells)

      EDDIE N. WILLIAMS
------------------------------  Director                      March 19, 1999
     (Eddie N. Williams)

       JUDY T. WORMSER
------------------------------  Controller and Principal      March 19, 1999
      (Judy T. Wormser)         Accounting Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Harrah's Entertainment, Inc:

    We have audited in accordance with generally accepted auditing standards, the financial statements included in the Harrah's Entertainment, Inc. 1998 annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 9, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed under Item 14(a)2 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Memphis, Tennessee,
February 9, 1999.

                                                                      SCHEDULE I

                          HARRAH'S ENTERTAINMENT, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                                 DECEMBER 31
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
ASSETS
Cash......................................................................................  $       --  $       --
Investments in and advances to subsidiaries (eliminated in consolidation).................     851,407     735,491
                                                                                            ----------  ----------
                                                                                            $  851,407  $  735,491
                                                                                            ----------  ----------
                                                                                            ----------  ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued taxes, including federal income taxes.............................................  $       --  $      (12)
                                                                                            ----------  ----------
Commitments and contingencies (Notes 2, 3, 6 and 7)
Stockholders' equity (Note 4)
  Common stock, $0.10 par value, authorized--360,000,000 shares outstanding-- 102,188,018
    and 101,035,898 shares (net of 3,036,562 and 3,001,568 held in treasury)..............      10,219      10,104
  Capital surplus.........................................................................     407,691     388,925
  Retained earnings.......................................................................     451,410     349,386
  Accumulated other comprehensive income..................................................       6,567       2,884
  Deferred compensation related to restricted stock.......................................     (24,480)    (15,796)
                                                                                            ----------  ----------
                                                                                               851,407     735,503
                                                                                            ----------  ----------
                                                                                            $  851,407  $  735,491
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                 The accompanying Notes to Financial Statements are an integral part of these balance sheets.

                          HARRAH'S ENTERTAINMENT, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              STATEMENTS OF INCOME

                                 (IN THOUSANDS)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                  --------------------------------
                                                                                        1998       1997       1996
                                                                                  ----------  ---------  ---------
Revenues........................................................................  $       --  $      --  $      --
Costs and expenses..............................................................         165        144        150
                                                                                  ----------  ---------  ---------
Loss before income taxes and equity in subsidiaries' earnings...................        (165)      (144)      (150)
Income tax benefit..............................................................          58         50         57
                                                                                  ----------  ---------  ---------
Loss before equity in subsidiaries' earnings....................................        (107)       (94)       (93)
Equity in subsidiairies' earnings...............................................     121,824    107,616     98,990
                                                                                  ----------  ---------  ---------
Income before extraordinary loss................................................     121,717    107,522     98,897
Extraordinary loss, net of tax benefit of $10,522 and $4,477 (Note 3)...........     (19,693)    (8,134)        --
                                                                                  ----------  ---------  ---------
Net income......................................................................  $  102,024  $  99,388  $  98,897
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------

                 The accompanying Notes to Financial Statements
                   are an integral part of these statements.

                          HARRAH'S ENTERTAINMENT, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                 ---------------------------------
                                                                                       1998        1997       1996
                                                                                 ----------  ----------  ---------
Cash flows from operating activities
  Net income...................................................................  $  102,024  $   99,388  $  98,897
  Adjustment to reconcile net income to cash flows from operating activities
      Equity in undistributed earnings of subsidiaries.........................    (121,824)   (107,616)   (98,990)
      Extraordinary loss.......................................................      29,491      12,611         --
      Other non-cash activity..................................................      (9,691)     (4,383)        93
                                                                                 ----------  ----------  ---------
        Cash flows from operating activities...................................          --          --         --
                                                                                 ----------  ----------  ---------
Cash flows from financing activities
  Distributions from subsidiary................................................          --      41,022     13,014
  Treasury stock purchases.....................................................          --     (41,022)   (13,014)
                                                                                 ----------  ----------  ---------
        Cash flows from financing activities...................................          --          --         --
                                                                                 ----------  ----------  ---------
Net change in cash.............................................................          --          --         --
Cash, beginning of period......................................................          --          --         --
                                                                                 ----------  ----------  ---------
Cash, end of period............................................................  $       --  $       --  $      --
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------

                 The accompanying Notes to Financial Statements
                    are an integral part of these statements

                          HARRAH'S ENTERTAINMENT, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1--BASIS OF ORGANIZATION

    Harrah's Entertainment, Inc. ("Harrah's Entertainment" or the "Company,"), a Delaware corporation, is a holding company, the principal assets of which are the capital stock of two subsidiaries, Harrah's Operating Company, Inc. ("HOC") and Aster Insurance Ltd. ("Aster"). These condensed financial statements should be read in conjunction with the consolidated financial statements of Harrah's Entertainment and subsidiaries.

NOTE 2--INVESTMENT IN ASTER

    The value of Harrah's Entertainment's investment in Aster has been reduced below zero. The Company's negative investment in Aster at December 31, 1998 and 1997 was $7.3 million and $8.1 million, respectively, and is included in investments in and advances to subsidiaries on the balance sheet. In addition, Harrah's Entertainment has guaranteed the future payment by Aster of certain insurance-related liabilities.

NOTE 3--LONG-TERM DEBT

    Harrah's Entertainment has no long-term debt obligations. The Company has guaranteed certain long-term debt obligations of HOC. During second quarter 1998, HOC redeemed its $200 million 8 1/4% Senior Subordinated Notes due 2000 (the "8 1/4% Notes"). Subsequent to the acquisition of Showboat, Inc., HOC completed tender offers and consent solicitations for Showboat's 9 1/4% First Mortgage Bonds due 2008 (the "Bonds") and 13% Senior Subordinated Notes due 2008 (the "13% Notes"). 1998 extraordinary losses, net of tax benefit, were primarily results of these early extinguishments of debt. In May 1997, HOC redeemed its $200 million 10 7/8% Notes due 2002 (the "10 7/8% Notes"). As a result of the early extinguishment of the 10 7/8% Notes, an $8.1 million extraordinary loss, net of tax beneift, was recorded.

    During December 1998, HOC completed a public offering of $750.0 million principal amount of 7 7/8% Senior Subordinated Notes due 2005 (the "7 7/8 Notes"). Subsequent to the end of 1998, HOC completed a public offering of $500.0 million principal amount $7 1/2% Senior Notes due 2009 (the "7 1/2% Notes").

NOTE 4--STOCKHOLDERS' EQUITY

    In addition to its common stock, Harrah's Entertainment has the following classes of stock authorized but unissued:

    Preferred stock, $100 par value, 150,000 shares authorized
    Special stock, $1.125 par value, 5,000,000 shares authorized-
      Series A Special Stock, 2,000,000 shares designated

    Harrah's Entertainment's Board of Directors has authorized that one special stock purchase right (a "Right") be attached to each outstanding share of common stock. These Rights are exercisable only if a person or group acquires 15% or more of the Company's common stock or announces a tender offer for 15% or more of the common stock. Each Right entitles stockholders to buy one two-hundredth of a share of Series A Special Stock of the Company at an initial price of $130 per Right. If a person acquires 15% or more of the Company's outstanding common stock, each Right entitles its holder to purchase common stock of the Company having a market value at that time of twice the Right's exercise price. Under certain

                          HARRAH'S ENTERTAINMENT, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 4--STOCKHOLDERS' EQUITY (CONTINUED) conditions, each Right entitles its holder to purchase stock of an acquiring company at a discount. Rights held by the 15% holder will become void. The Rights will expire on October 5, 2006, unless earlier redeemed by the Board at one cent per Right.

    In October 1996, the Company's Board of Directors approved a plan, which expired on December 31, 1997, under which the Company repurchased 2,993,700 shares of its common stock at an average price of $18.05 per share. The repurchased shares are held in treasury.

NOTE 5--INCOME TAXES

    Harrah's Entertainment files a consolidated tax return with its subsidiaries.

NOTE 6--COMMITMENTS AND CONTINGENCIES

    In November 1995, Harrah's Jazz Company ("Jazz") and its wholly-owned subsidiary, Harrah's Jazz Finance Corp., filed petitions for relief under Chapter 11 of the Bankruptcy Code. During October 1998, the plan of reorganization (the "Plan") of Jazz was consummated.

    Pursuant to the Plan, a newly formed limited liability company, Jazz Casino Company, L.L.C. ("JCC") is responsible for constructing and opening the Casino. JCC leases the site for the Casino from the City of New Orleans and will operate the casino pursuant to a casino operating contract with the State of Louisiana gaming board.

    In exchange for an equity investment in JCC's parent of $75 million (including $60 million in debtor-in-possession loans to Jazz which were converted to equity at Plan consummation), a subsidiary of the Company acquired, at the time of plan consummation, approximately 44% of the equity in JCC's parent. The Company's ownership interest has been reduced to approximately 43% due to the exercise by an unrelated party of an option to acquire a portion of our interest.

    Harrah's Entertainment and HOC (i) guarantee JCC's initial $100 million annual payment under the casino operating contract to the State of Louisiana gaming board (the "State Guarantee"); (ii) guarantee $166.5 million of a $236.5 million JCC bank credit facility; (iii) guarantee to the State of Louisiana gaming board, City of New Orleans, banks under the JCC bank credit facility and JCC bondholders, completion and opening of the Casino on or before October 30, 1999 (subject to force majeure); and, (iv) are obligated to make a $22.5 million subordinated loan to JCC to finance construction of the Casino.

    With respect to the State Guarantee, Harrah's Entertainment and HOC are obligated to guarantee JCC's first $100 million annual payment obligation commencing upon the earlier of opening of the Casino or October 30, 1999 (subject to force majeure), and, if certain cash flow tests and other conditions are satisfied each year, to renew the guarantee beginning April 1, 2000, for each 12 month period ending March 31, 2004. The obligations under the guarantee for the first year of operations or any succeeding 12 month period is limited to a guarantee of the $100 million payment obligation of JCC for the 12 month in which the guarantee is in effect and is secured by a first priority lien on JCC's assets. JCC's payment obligation (and therefore the amount we have guaranteed) is $100 million at the commencement of each

                          HARRAH'S ENTERTAINMENT, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 6--COMMITMENTS AND CONTINGENCIES (CONTINUED)
12 month period under the casino operating contract and declines on a daily basis by 1/365 of $100 million to the extent payments are made each day by JCC to Louisiana's gaming board.

NOTE 7--LITIGATION

    Harrah's Entertainment and certain of its subsidiaries had been named as defendants in a number of lawsuits arising from the suspension of development of a land-based casino, and the closing of the temporary gaming facility, in New Orleans, Louisiana, by Harrah's Jazz Company, a partnership in which the Company owned an approximate 47% interest and which filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In October 1998, the plan of reorganization of Harrah's Jazz Company was consummated, and these lawsuits were dismissed.

    On November 25, 1997, the Missouri Supreme Court issued a ruling in Akin v. Missouri Gaming Commission that defined the state constitutional requirements for floating casino facilities in artificial basins. On November 3, 1998, the people of the state of Missouri voted to amend the State's Constitution to deem all floating casino facilities in compliance with state law, and all litigation regarding the issue which had been pending has been dismissed.

NOTE 8--ACQUISITIONS

    On June 1, 1998, HOC completed the acquisition of Showboat, Inc. ("Showboat") for $520.0 million in cash and assumption of approximately $635 million of Showboat debt.

    In third quarter 1998, the Company entered into a definitive merger agreement with Rio Hotel and Casino, Inc. ("Rio"). The merger was completed on January 1, 1999. Harrah's Entertainment acquired all Rio outstanding shares in a one-for-one stock transaction valued at $525 million and transferred ownership of the Rio stock to HOC.

                                                                     SCHEDULE II

                          HARRAH'S ENTERTAINMENT, INC.

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                                                   COLUMN C
                                                                              -------------------
                                                                                   ADDITIONS                           COLUMN E
                                                                  COLUMN B    -------------------       COLUMN D       --------
                                                                 ----------   CHARGED               ----------------   BALANCE
                           COLUMN A                              BALANCE AT   TO COSTS   CHARGED       DEDUCTIONS      AT CLOSE
---------------------------------------------------------------  BEGINNING      AND      TO OTHER         FROM            OF
                          DESCRIPTION                            OF PERIOD    EXPENSES   ACCOUNTS       RESERVES        PERIOD
---------------------------------------------------------------  ----------   --------   --------   ----------------   --------
YEAR ENDED DECEMBER 31, 1998
Allowance for doubtful accounts
  Current......................................................   $11,462     $  9,905   $     --    $    (7,011)(A)   $14,356
                                                                 ----------   --------   --------       --------       --------
                                                                 ----------   --------   --------       --------       --------
  Long-term....................................................   $10,421     $     --   $     --    $     2,272       $12,693
                                                                 ----------   --------   --------       --------       --------
                                                                 ----------   --------   --------       --------       --------
Reserve against investments in and advances to nonconsolidated
 affiliates (B)................................................   $13,000     $     --   $     --    $        --       $13,000
                                                                 ----------   --------   --------       --------       --------
                                                                 ----------   --------   --------       --------       --------
Reserve for impairment of long-lived assets....................   $33,369     $  2,740   $    381    $        --       $36,490
                                                                 ----------   --------   --------       --------       --------
                                                                 ----------   --------   --------       --------       --------
Reserve for contingent liability exposure......................   $ 4,806     $     --   $     --    $    (3,765)      $ 1,041
                                                                 ----------   --------   --------       --------       --------
                                                                 ----------   --------   --------       --------       --------
Insurance allowances and reserves..............................   $46,870     $ 62,262   $     --    $   (63,361)      $45,771
                                                                 ----------   --------   --------       --------       --------
                                                                 ----------   --------   --------       --------       --------
YEAR ENDED DECEMBER 31, 1997
Allowance for doubtful accounts
  Current......................................................   $14,064     $  5,332   $     27    $    (7,961)(A)   $11,462
                                                                 ----------   --------   --------       --------       --------
                                                                 ----------   --------   --------       --------       --------
  Long-term....................................................   $ 4,628     $  1,118   $     --    $     4,675       $10,421
                                                                 ----------   --------   --------       --------       --------
                                                                 ----------   --------   --------       --------       --------
Reserve for debtor-in-possession loans to
 nonconsolidated subsidiary....................................   $    --     $ 13,000   $     --    $        --       $13,000
                                                                 ----------   --------   --------       --------       --------
                                                                 ----------   --------   --------       --------       --------
Reserve for impairment of long-lived assets....................   $33,369     $     --   $     --    $        --       $33,369
                                                                 ----------   --------   --------       --------       --------
                                                                 ----------   --------   --------       --------       --------
Reserve for contingent liability exposure......................   $ 9,481     $     --   $     --    $    (4,675)      $ 4,806
                                                                 ----------   --------   --------       --------       --------
                                                                 ----------   --------   --------       --------       --------
Insurance allowances and reserves..............................   $49,590     $ 54,198   $     --    $   (56,918)      $46,870
                                                                 ----------   --------   --------       --------       --------
                                                                 ----------   --------   --------       --------       --------
YEAR ENDED DECEMBER 31, 1996
Allowance for doubtful accounts
  Current......................................................   $10,910     $  7,814         --    $    (4,660)(A)   $14,064
                                                                 ----------   --------   --------       --------       --------
                                                                 ----------   --------   --------       --------       --------
  Long-term....................................................   $    75     $     --   $     --    $     4,553       $ 4,628
                                                                 ----------   --------   --------       --------       --------
                                                                 ----------   --------   --------       --------       --------
Reserve for impairment of long-lived assets....................   $    --     $ 33,369   $     --    $        --       $33,369
                                                                 ----------   --------   --------       --------       --------
                                                                 ----------   --------   --------       --------       --------
Reserve for contingent liability exposure......................   $    --     $ 14,034   $     --    $    (4,553)      $ 9,481
                                                                 ----------   --------   --------       --------       --------
                                                                 ----------   --------   --------       --------       --------
Insurance allowances and reserves..............................   $49,821     $ 39,829   $     --    $   (40,060)      $49,590
                                                                 ----------   --------   --------       --------       --------
                                                                 ----------   --------   --------       --------       --------

------------------------

(A) Uncollectible accounts written off, net of amounts recovered.

(B) See Note 14 to the Company's Consolidated Financial Statements.

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

    As independent public accountants, we hereby consent to the incorporation of our reports dated February 9, 1999, included in this Form 10-K for the year ended December 31, 1998, into the Company's previously filed Registration Statements File Nos. 333-52949, 333-65759, 333-69263, 333-52401, 333-52409,
333-70269 and 333-70265.

                                          ARTHUR ANDERSEN LLP

Memphis, Tennessee
March 18, 1999