Form 10-Q
period 1999-03-31
HARRAHS ENTERTAINMENT INC
filed 1999-05-13
CIK 858339

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

     At March 31, 1999, there were outstanding 127,620,045 shares of the Company's Common Stock.

                              Exhibit Index Page 41

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                          Item 1. Financial Statements
                          ----------------------------

     The accompanying unaudited Consolidated Condensed Financial Statements of Harrah's Entertainment, Inc., a Delaware corporation, have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations. See Note 2 to these Consolidated Condensed Financial Statements regarding the completion of our merger with Rio Hotel & Casino, Inc. on January 1, 1999. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our 1998 Annual Report to Stockholders.

                          HARRAH'S ENTERTAINMENT, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

(In thousands, except share amounts)
                                                                                     March 31,              Dec. 31,
                                                                                          1999                  1998
                                                                                    ----------            ----------
ASSETS
Current assets
  Cash and cash equivalents                                                         $  166,768            $  158,995
  Receivables, less allowance for doubtful
    accounts of $36,579 and $14,356                                                    105,689                55,043
  Deferred income tax benefits                                                          30,172                22,478
  Prepayments and other                                                                 41,611                27,521
  Inventories                                                                           28,790                15,306
                                                                                    ----------            ----------
      Total current assets                                                             373,030               279,343
                                                                                    ----------            ----------
Land, buildings, riverboats and equipment                                            3,736,294             2,660,004
Less: accumulated depreciation                                                        (821,017)             (789,847)
                                                                                    ----------            ----------
                                                                                     2,915,277             1,870,157
Excess of purchase price over net assets
  of businesses acquired, net of amortization
  of $44,663 and $40,051 (Note 2)                                                      524,281               383,450
Investments in and advances to
  nonconsolidated affiliates                                                           287,759               273,508
Deferred costs, trademarks and other                                                   546,804               479,874
                                                                                    ----------            ----------
                                                                                    $4,647,151            $3,286,332
                                                                                    ==========            ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                                  $   60,524            $   57,864
  Construction payables                                                                  5,614                   629
  Accrued expenses                                                                     281,457               172,021
  Current portion of long-term debt                                                     11,414                 2,332
                                                                                    ----------            ----------
      Total current liabilities                                                        359,009               232,846
Long-term debt                                                                       2,570,070             1,999,354
Deferred credits and other                                                             102,360               112,362
Deferred income taxes                                                                  182,192                75,457
                                                                                    ----------            ----------
                                                                                     3,213,631             2,420,019
                                                                                    ----------            ----------
Minority interests                                                                      15,244                14,906
                                                                                    ----------            ----------
Commitments and contingencies (Notes 2, 4, 6 and 11)

Stockholders' equity
  Common stock, $0.10 par value, authorized 360,000,000 shares, outstanding
    127,620,045 and 102,188,018 shares (net of 3,271,802 and
    3,036,562 shares held in treasury)                                                  12,762                10,219
  Capital surplus                                                                      940,346               407,691
  Retained earnings                                                                    482,327               451,410
  Accumulated other comprehensive income                                                 6,860                 6,567
  Deferred compensation related to restricted stock                                    (24,019)              (24,480)
                                                                                    ----------            ----------
                                                                                     1,418,276               851,407
                                                                                    ----------            ----------
                                                                                    $4,647,151            $3,286,332
                                                                                    ==========            ==========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


(In thousands, except per share                                                                            First Quarter Ended
 amounts)                                                                                         March 31,           March 31,
                                                                                                      1999                1998
                                                                                                ----------          ----------
Revenues
  Casino                                                                                        $  565,959          $  342,896
  Food and beverage                                                                                103,153              49,725
  Rooms                                                                                             62,636              32,078
  Management fees                                                                                   16,720              10,177
  Other                                                                                             30,251              17,665
  Less: casino promotional allowances                                                              (67,051)            (38,094)
                                                                                                ----------          ----------
      Total revenues                                                                               711,668             414,447
                                                                                                ----------          ----------
Operating expenses
  Direct
    Casino                                                                                         301,526             176,238
    Food and beverage                                                                               56,794              25,545
    Rooms                                                                                           17,081               9,610
  Depreciation of buildings,
    riverboats and equipment                                                                        48,044              29,480
  Development costs                                                                                    761               1,838
  Write-downs and reserves                                                                             123                   -
  Project opening costs                                                                                352               2,654
  Other                                                                                            152,620             100,189
                                                                                                ----------          ----------
        Total operating expenses                                                                   577,301             345,554
                                                                                                ----------          ----------
          Operating profit                                                                         134,367              68,893

  Corporate expense                                                                                 (7,931)             (6,650)
  Equity in losses of
    nonconsolidated affiliates                                                                      (6,668)             (2,791)
  Relocation of corporate offices                                                                   (3,070)                  -
  Venture restructuring costs                                                                          397                (926)
  Amortization of goodwill and
    trademarks                                                                                      (4,612)               (460)
                                                                                                ----------          ----------
Income from operations                                                                             112,483              58,066
Interest expense, net of interest
  capitalized                                                                                      (50,895)            (19,326)
Other income, including interest
                                                                                                     2,166               4,130
income
                                                                                                ----------          ----------
Income before income taxes and
  minority interests                                                                                63,754              42,870
Provision for income taxes                                                                         (24,638)            (15,921)
Minority interests                                                                                  (1,771)             (2,046)
                                                                                                ----------          ----------
Income before extraordinary losses                                                                  37,345              24,903
Extraordinary losses, net of income
  tax benefit of $1,764 and $724                                                                    (3,248)             (1,667)
                                                                                                ----------          ----------
Net income                                                                                      $   34,097          $   23,236
                                                                                                ==========          ==========

                          HARRAH'S ENTERTAINMENT, INC.
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Continued)
                                  (UNAUDITED)

                                                                                                         First Quarter Ended
                                                                                                 March 31,          March 31,
                                                                                                     1999               1998
                                                                                                ---------         ----------
Earnings per share-basic
 Income before extraordinary                                                                    $    0.30         $     0.25
losses
 Extraordinary losses, net                                                                          (0.03)             (0.02)
                                                                                                ---------         ----------
   Net income                                                                                   $    0.27         $     0.23
                                                                                                =========         ==========
Earnings per share-diluted
 Income before extraordinary losses                                                             $    0.30         $     0.25
 Extraordinary losses, net                                                                          (0.03)             (0.02)
                                                                                                ---------         ----------
   Net income                                                                                   $    0.27         $     0.23
                                                                                                =========         ==========
Average common shares outstanding                                                                 125,502            100,133
                                                                                                =========         ==========
Average common and common
  equivalent shares outstanding                                                                   126,773            101,200
                                                                                                =========         ==========


     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



(In thousands)                                                                                  First Quarter Ended
                                                                                      March 31,            March 31,
                                                                                          1999                 1998
                                                                                     ---------            ---------
Cash flows from operating activities
  Net income                                                                         $  34,097            $  23,236
  Adjustments to reconcile net income to cash
    flows from operating activities
      Extraordinary losses, before income taxes                                          5,012                2,391
      Depreciation and amortization                                                     53,843               33,272
      Other noncash items                                                                7,098                7,034
      Minority interests' share of income                                                1,771                2,046
      Equity in losses of nonconsolidated
        Affiliates                                                                       6,667                2,791
      Net gains from asset sales                                                             2                  (19)
      Net change in long-term accounts                                                  22,266               (9,680)
      Net change in working capital accounts                                            12,955               (8,628)
                                                                                     ---------            ---------
          Cash flows provided by operating
            activities                                                                 143,711               52,443
                                                                                     ---------            ---------
Cash flows from investing activities
  Land, buildings, riverboats and equipment additions                                  (85,496)             (29,202)
  Increase (decrease) in construction payables                                           4,985               (7,061)
  Purchase of minority interest in subsidiary                                          (26,000)                   -
  Investments in and advances to nonconsolidated
    affiliates                                                                          (9,077)              (6,316)
  Cash acquired in Rio transaction                                                      22,025                    -
  Proceeds from asset sales                                                              2,614                   50
  Increase in notes receivable                                                               -              (22,908)
  Other                                                                                 11,048                  144
                                                                                     ---------            ---------
          Cash flows used in investing activities                                      (79,901)             (65,293)
                                                                                     ---------            ---------
Cash flows from financing activities
  Net (repayments) borrowings under Revolving Credit Facility                         (383,567)              14,499
  Early retirement of debt                                                            (157,072)                   -
  Proceeds from issuance of senior notes, net of discount
    and issue costs of $5,980                                                          494,020                    -
  Scheduled debt retirements                                                            (2,067)                (933)
  Purchases of treasury stock                                                           (3,180)                   -
  Minority interests' distributions, net of
    Contributions                                                                       (1,432)              (1,571)
  Premium paid on early extinguishment of debt                                          (2,739)                   -
                                                                                     ---------            ---------
          Cash flows (used in) provided by
            financing activities                                                       (56,037)              11,995
                                                                                     ---------            ---------

Net increase (decrease) in cash and cash equivalents                                     7,773                 (855)
Cash and cash equivalents, beginning of period                                         158,995              116,443
                                                                                     ---------            ---------
Cash and cash equivalents, end of period                                             $ 166,768            $ 115,588
                                                                                     =========            =========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


(In thousands)                                                                             First Quarter Ended
                                                                                 March 31,            March 31,
                                                                                     1999                 1998
                                                                               ----------           ----------
Net income                                                                     $   34,097           $   23,236
                                                                               ----------           ----------
Other comprehensive income, net of tax:
    Foreign currency translation adjustments                                         (747)                   -
    Unrealized gains on marketable equity securities                                1,040                1,339
                                                                               ----------           ----------
        Other comprehensive income                                                    293                1,339
                                                                               ----------           ----------
Comprehensive income                                                           $   34,390           $   24,575
                                                                               ==========           ==========



     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                                      (UNAUDITED)

Note 1 - Basis of Presentation and Organization
-----------------------------------------------

     Harrah's Entertainment, Inc. ("Harrah's Entertainment", the "Company", "we", "our" or "us", and including our subsidiaries where the context requires), a Delaware corporation, is one of America's leading casino companies. Our casino entertainment facilities, operating under the Harrah's, Rio and Showboat brand names, include casino hotels in Reno, Lake Tahoe, Las Vegas and Laughlin, Nevada; two casino hotel properties in Atlantic City, New Jersey; and riverboat and dockside casinos in Joliet, Illinois; East Chicago, Indiana; Shreveport, Louisiana; Tunica and Vicksburg, Mississippi; and North Kansas City and St. Louis, Missouri. We also manage casinos on Indian lands near Phoenix, Arizona; Cherokee, North Carolina; and Topeka, Kansas, as well as managing the Star City casino in Sydney, Australia. We discontinued management of casinos in Auckland, New Zealand, as of the end of second quarter 1998, and near Seattle, Washington during fourth quarter 1998.

     Certain amounts for the prior year first quarter have been reclassified to conform with the current year presentation.

Note 2 - Acquisitions
---------------------

     We are accounting for each of the transactions described below as a purchase. Accordingly, the purchase price is being allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values based on independent appraisals, discounted cash flows, quoted market prices and estimates made by management. For each transaction, the allocation of the purchase price will be completed within one year from the date of the acquisition. To the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess will be allocated to goodwill and amortized over a period of 30 to 40 years. For periods prior to the completion of the finalization of the purchase price allocation, our financial statements include estimated goodwill amortization expense.

Showboat, Inc. - On June 1, 1998, we completed our acquisition of Showboat, Inc. ("Showboat") for $520 million in cash and assumption of approximately $635 million of Showboat debt. The operating results for Showboat are included in the Consolidated Condensed Financial Statements from the date of acquisition.

     Subsequent to the closing of the acquisition, we completed tender offers and consent solicitations for Showboat's 9 1/4% First Mortgage Bonds due 2008 (the "Bonds") and 13% Senior Subordinated Notes due 2009 (the "Notes"). As a result of these tender offers, $128.6 million face amount of the Bonds and $117.9 million face amount of the Notes were retired on June 15, 1998.

     During first quarter 1999, we consummated an agreement with our partners owning the other 45% ownership interest in the East Chicago Showboat property to increase our ownership interest to 99.55%, and partnership agreements were amended to give us a greater flexibility in operating this property. Consequently, we began consolidating this partnership with the financial results of our other businesses in first quarter 1999. The consideration for this increase in ownership was cash and stock. (See Item 2 of Part II for information concerning the stock issued.) In March 1999, we redeemed all $140 million face amount of 13 1/2% First Mortgage Notes of this partnership and recorded an extraordinary loss of $2.0 million, net of tax. Also during first quarter 1999, this property was rebranded as a "Harrah's" property.

     In April 1999, we announced plans to sell certain of our interests in Star City casino in Sydney, Australia to an Australia-based company in connection with that company's intention to offer to acquire the issued and outstanding shares of Star City Holdings Ltd. We currently own 135 million shares of Star City Holdings Ltd. and 37 million options to purchase additional ordinary shares. We have agreed to sell approximately 110 million ordinary shares of Star City Holdings, our interest in the Star City management contract, and a portion of our options to purchase additional ordinary shares. We also intend to sell our remaining shares and options in Star City for cash or by tendering such shares and options into the separate tender offer for Star
City Shares that will be initiated by the Australia-based company. Based on current exchange rates, we expect to realize approximately US$220 million in after-tax proceeds from the sale of our equity and management contract interests in Star City, which will be used to reduce our outstanding indebtedness. The acquisition of these securities and interests is subject to New South Wales Casino Control Authority regulatory approvals and satisfaction of closing conditions. Should such regulatory approvals not be obtained, the Australia-based company has agreed to purchase 27.5 million ordinary shares of our Star City Holdings, for which regulatory approval is not required.

The transaction is expected to close in the second half of 1999.

         The Las Vegas Showboat property is a non-strategic asset and is recorded as an asset held-for-sale. We are finalizing the valuation of this property. At March 31, 1999, the estimated net realizable value of this property, net of estimated selling expenses, carrying costs and interest costs through the assumed date of sale, is included in Deferred costs, trademarks and other assets in the Consolidated Condensed Balance Sheets.

Rio Hotel & Casino, Inc. - On January 1, 1999, we completed our merger with Rio Hotel & Casino, Inc. ("Rio"). In connection with the merger, we issued approximately 25 million shares of our common stock and assumed Rio's outstanding debt of $435 million face amount.

         In connection with the Rio merger, our equity interest in a new airline based in Las Vegas, Nevada, increased to approximately 47.8%, but our voting power is limited by contract to 25%. Our initial investment of $15 million in this new airline was carried at cost. The increase in our ownership interest will require accounting for the investment by the equity method, whereby we will include our share of this nonconsolidated affiliate's profits or losses in our financial results. Operation of the airline is expected to begin in mid-1999. The additional investment in the new airline acquired with the Rio merger is reported as an asset held-for-sale in our financial statements.

         On April 16, 1999, we commenced tender offers and consent solicitations to purchase Rio's 10 5/8% Senior Subordinated Notes due 2005 and 9 1/2% Senior Subordinated Notes due 2007 (collectively, the "Rio Notes"). The tender offers will expire on May 15, 1999, and acceptances of the tender offers and consent solicitations have been received from all holders of the Rio Notes. Consequently, in second quarter 1999, the Rio Notes will be retired.

         The following unaudited pro forma consolidated financial information for the Company has been prepared assuming that the acquisitions and the Showboat debt extinguishments discussed above had occurred on the first day of the period:

                                                         Quarter Ended
(In millions, except                                    March 31, 1998
per share amounts)                                      --------------

  Revenues                                                    $  650.1
                                                              ========
  Income from operations                                      $   95.1
                                                              ========
  Income before extraordinary losses
                                                              $   28.7
                                                              ========
  Net income                                                  $   27.0
                                                              ========
  Earnings per share-diluted
    Income before extraordinary losses                        $   0.23
                                                              ========
    Net income                                                $   0.21
                                                              ========

These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had the acquisitions been completed as of the beginning of the period, or of future results.


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


Note 4 - Long-Term Debt
-----------------------

Revolving Credit Facilities
---------------------------

         On April 30, 1999, we consummated new revolving credit and letter of credit facilities (the "Bank Facility")in the amount of $1.6 billion. This Bank Facility consists of a five-year $1.3 billion revolving credit and letter of credit facility maturing in 2004 and a separate $300 million revolving credit facility which is renewable annually at the borrower's and lenders' options. Initially, the Bank Facility bears interest based upon 87.5 basis points over LIBOR for current borrowings under the five-year facility and 92.5 basis points over LIBOR for the 364-day facility.

In addition, there is a facility fee for borrowed and unborrowed amounts which is currently 20 basis points on the five-year, $1.6 billion facility and 15 basis points on the 364-day, $300 million facility. The interest rate and facility fee are based on our current debt ratings and leverage ratio and may change as our debt ratings and leverage ratio change. Proceeds from the Bank Facility were used to retire our previous revolving credit facility
(the "Previous Facility") scheduled to mature in 2000 and to retire Rio's revolving credit facility scheduled to mature in 2003. The Bank Facility also provides us with the necessary borrowing capacity to fund our tender offers to purchase Rio's 10 5/8% Senior Subordinated Notes due 2005 and 9 1/2% Senior Subordinated Notes due 2007.


Issuance of Senior Notes
------------------------

         In keeping with our strategy to refinance a portion of our short-term, floating-rate borrowings with debt that has fixed rates and longer maturities, in January 1999, we issued $500 million of 7 1/2% Senior Notes due 2009 and used the proceeds to reduce amounts outstanding under our Previous Facility. The corresponding reduction in our available borrowing capacity under the Previous Facility resulted in the write-off of related unamortized deferred finance charges, recorded as an extraordinary loss of $1.2 million in first quarter.


Interest Rate Agreements
------------------------

     To manage the relative mix of our debt between fixed and variable rate instruments, we have entered into interest rate swap agreements to modify the interest characteristics of our outstanding debt without an exchange of the underlying principal amount.

     We have entered into six interest rate swap agreements which effectively convert a total of $300 million in variable rate debt to a fixed rate. Pursuant to the terms of these swaps, all of which reset quarterly, we receive variable payments tied to LIBOR in exchange for our payments at a fixed interest rate. The fixed rates to be paid by us and variable rates to be received by us are summarized in the following table:

                                                               Swap Rate
                                 Swap Rate                     Received
                                 Paid                          (Variable) at                 Swap
Notional Amount                  (Fixed)                       March 31, 1999                Maturity
---------------                  ---------                     --------------                ------------
$50 million                      6.985%                         5.000%                       March 2000
$50 million                      6.951%                         5.000%                       March 2000
$50 million                      6.945%                         5.000%                       March 2000
$50 million                      6.651%                         5.000%                       May 2000
$50 million                      5.788%                         5.030%                       June 2000
$50 million                      5.785%                         5.030%                       June 2000


     The differences to be paid or received under the terms of the interest rate swap agreements are accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of our interest rate agreements will have a corresponding effect on our future cash flows. These agreements contain a credit risk that the counterparties may be unable to meet the terms of the agreements. We minimize that risk by evaluating the creditworthiness of our counterparties, which are limited to major banks and financial institutions, and do not anticipate nonperformance by the counterparties.

Note 5 - Supplemental Cash Flow Disclosures
-------------------------------------------

Cash Paid for Interest and Taxes
--------------------------------

     The following table reconciles our interest expense, net of interest capitalized, per the Consolidated Condensed Statements of Income, to cash paid for interest:

                                                                                              First Quarter Ended
                                                                                     March 31,           March 31,
                                                                                         1999                1998
(In thousands)                                                                       --------            --------
Interest expense, net of amount capitalized                                           $50,895             $19,326
Adjustments to reconcile to cash paid for interest:
  Net change in accruals                                                              (14,181)              4,567
  Amortization of deferred finance changes                                             (2,385)               (649)
  Net amortization of discounts and premiums                                              591                  (2)
                                                                                      -------             -------
Cash paid for interest, net of amount capitalized                                     $34,920             $23,242
                                                                                      =======             =======
Cash refunds of income taxes, net of payments                                         $   (54)            $  (219)
                                                                                      =======             =======

Note 6 - Commitments and Contingent Liabilities
-----------------------------------------------

New Orleans Casino Development
------------------------------

         We have an approximate 43% ownership interest in Jazz Casino Company, L.L.C. ("JCC"), the company which will own and operate the exclusive land-based casino (the "Casino") in New Orleans, Louisiana, and will manage that Casino pursuant to a management agreement with a subsidiary of our Company. We have (i) guaranteed JCC's initial $100 annual payment under the Casino operating contract to the State of Louisiana gaming board (the "State Guarantee"); (ii) guaranteed $166.5 million of a $236.5 million JCC bank credit facility; (iii) guaranteed to the State of Louisiana gaming board, City of New Orleans, banks under the JCC bank credit facility and JCC bondholders, completion and opening of the Casino on or before October 30, 1999 (subject to force majeure); and (iv) are obligated to make a $22.5 million subordinated loan to JCC to finance construction of the Casino. At March 31, 1999, $4.0 million had been funded under this commitment.

         With respect to the State Guarantee, we are obligated to guarantee JCC's first $100 million annual payment obligation commencing upon the earlier of opening of the Casino or October 30, 1999 (subject to force majeure), and, if certain cash flow tests (for the period beginning April 1, 2001) and other conditions are satisfied each year, to renew the guarantee beginning April 1, 2000, for each 12 month period ending March 31, 2004. Our obligations under the guarantee for the first year of operations or any succeeding 12 month period is limited to a guarantee of the $100 million payment obligation of JCC for the 12 month period in which the guarantee is in effect and is secured by a first priority lien on JCC's assets. JCC's payment obligation (and therefore the amount we have guaranteed) is $100 million at the commencement of each 12 month period under the Casino operating contract and declines on a daily basis by 1/365 of $100 million to the extent payments are made each day by JCC to Louisiana's gaming board.

Rio
---

         Rio holds options to purchase ten land parcels which total approximately twenty acres adjacent to the Rio for a combined cost of approximately $24.5 million, $3.9 million of which was paid as of March 31, 1999.

         Rio has entered into an agreement with Clark County, Nevada, to install a road across certain of its recently acquired properties that will provide an additional east/west conduit for Las Vegas residents and tourists and allow for additional access to the Rio from the Las Vegas Strip. Upon completion, we will deed the roadway acreage to Clark County in exchange for deeding other Clark County acreage to the Company and reimbursing us for a majority of our construction costs.


Contractual Commitments
-----------------------

     We continue to pursue additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties, guarantees by the Company's of third party debt and development completion guarantees. Excluding guarantees and commitments for the New Orleans casino development project discussed above, as of March 31, 1999, we had guaranteed third party loans and leases of $103 million, which are secured by certain assets, and had commitments of $163 million, primarily construction-related. The amount of guaranteed third party loans excludes our guarantee of the balance outstanding under the development loan for a casino facility owned by the Upper Skigit Tribe that we ceased managing in 1998. Subsequent to first quarter, we performed under this guarantee and purchased the tribe's receivable from the lender.

         The agreements under which we manage casinos on Indian lands contain provisions required by law which provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled payments of borrowings for development costs. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. As of March 31, 1999, the aggregate monthly commitment pursuant to these contracts, which extend for periods of up to 45 months from March 31, 1999, was $1.2 million.

Severance Agreements
--------------------

     As of March 31, 1999, we have severance agreements with 45 of our senior executives, which provide for payments to the executives in the event of their termination after a change in control, as defined. These agreements provide, among other things, for a compensation payment of 1.5 to 3.0 times the executive's average annual compensation, as defined, as well as for accelerated payment or accelerated vesting of any compensation or awards payable to the executive under any of our incentive plans. The estimated amount, computed as of March 31, 1999, that would be payable under the agreements to these executives based on earnings and stock options aggregated approximately $47.8 million.


Tax Sharing Agreements
----------------------

     In connection with the 1995 spin-off of certain hotel operations (the "PHC Spin-off") to Promus Hotel Corporation ("PHC"), we entered into a Tax Sharing Agreement with PHC wherein each company is obligated for those taxes associated with their respective businesses. Additionally, we are obligated for all taxes for periods prior to the PHC Spin-off date which are not specifically related to PHC operations and/or PHC hotel locations. Our obligations under this agreement are not expected to have a material adverse effect on our consolidated financial position or results of operations.


Self-Insurance
--------------

     We are self-insured for various levels of general liability, workers' compensation and employee medical coverage. We also have stop loss coverage to protect against unexpected claims. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims.


Note 7 - Litigation
-------------------

     We are involved in various inquiries, administrative proceedings and litigation relating to contracts, sales of property and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, we believe that the final outcome of these matters will not have a material adverse effect upon our consolidated financial position or our results of operations.

Note 8 - Nonconsolidated Affiliates
-----------------------------------

     Summarized balance sheet and income statement information of nonconsolidated affiliates as of March 31, 1999 and December 31, 1998, and for the first quarters ended March 31, 1999 and 1998 is included in the following tables.


(In thousands)                                                                      March 31,           Dec. 31,
                                                                                        1999               1998
                                                                                  ----------         ----------
Combined Summarized Balance Sheet Information
  Current assets                                                                  $   92,961         $  111,218
  Land, buildings and equipment, net                                                 961,078          1,094,195
  Other assets                                                                       337,278            355,505
                                                                                  ----------         ----------
    Total assets                                                                   1,391,317          1,560,918
                                                                                  ----------         -----------
  Current liabilities                                                                 42,224             96,095
  Long-term debt                                                                     695,186            808,334
                                                                                  ----------         ----------
    Total liabilities                                                                737,410            904,429
                                                                                  ----------         ----------
      Net assets                                                                  $  653,907         $  656,489
                                                                                  ==========         ==========

                                                              First Quarter Ended
                                                       March 31,         March 31,
                                                           1999              1998
                                                       --------         ---------
(In thousands)
Combined Summarized Statements of Operations
      Revenues                                         $ 88,583         $   4,719
                                                       ========         =========
      Operating loss                                   $ (3,419)        $  (8,821)
                                                       ========         =========
      Net loss                                         $(14,290)        $  (6,567)
                                                       ========         =========


     Our share of nonconsolidated affiliates' combined net operating results are reflected in the accompanying Consolidated Condensed Statements of Income as Equity in income (losses) of nonconsolidated affiliates.

     Our investments in and advances to nonconsolidated affiliates are reflected in the accompanying Consolidated Condensed Balance Sheets as follows:



(In thousands)                                                                     March 31,         Dec. 31,
                                                                                       1999             1998
                                                                                   --------         --------
Investments in and advances to
  Nonconsolidated affiliates
    Accounted for under the equity method                                          $259,027         $231,366
    Accounted for at historical cost                                                      -           15,087
    Equity securities available-for-sale and
      recorded at market value                                                       28,732           27,055
                                                                                   --------         --------
                                                                                   $287,759         $273,508
                                                                                   ========         ========

         In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", we adjust the carrying value of certain marketable equity securities to include unrealized gains and losses. A corresponding adjustment is recorded in our stockholders' equity and deferred income tax accounts.


Note 9 - Summarized Financial Information
------------------------------------------

     Harrah's Operating Company, Inc. ("HOC") is a wholly-owned subsidiary and the principal asset of Harrah's Entertainment. HOC is the issuer of certain debt securities which have been guaranteed by Harrah's Entertainment. Due to the comparability of HOC's consolidated financial information with that of Harrah's Entertainment, complete separate financial statements and other disclosures regarding HOC have not been presented. Management has determined that such information is not material to holders of HOC's debt securities. Summarized financial information of HOC as of March 31, 1999 and December 31, 1998, and for the first quarters ended March 31, 1999 and 1998, prepared on the same basis as Harrah's Entertainment, was as follows:


     (In thousands)                                 March 31,     Dec. 31,
                                                        1999         1998
                                                  ----------   ----------
     Current assets                               $  362,897   $  271,247
     Land, buildings, riverboats and
       equipment, net                              2,915,277    1,870,157
     Other assets                                  1,358,762    1,136,750
                                                  ----------   ----------
                                                   4,636,936    3,278,154
                                                  ----------   ----------
     Current liabilities                             341,613      209,651
     Long-term debt                                2,570,070    1,999,354
     Other liabilities                               284,552      187,247
     Minority interests                               15,244       14,906
                                                  ----------   ----------
                                                   3,211,479    2,411,158
                                                  ----------   ----------
          Net assets                              $1,425,457   $  866,996
                                                  ==========   ==========



     (In thousands)               First Quarter Ended
                                   March 31, March 31,
                                       1999      1998
                                   --------  --------
     Revenues                      $711,585  $418,132
                                   ========  ========
     Income from operations        $112,412  $ 62,609
                                   ========  ========
     Income before extraordinary
       losses                      $ 37,300  $ 27,856
                                   ========  ========
     Net income                    $ 34,052  $ 25,189
                                   ========  ========


         Certain of our debt guarantees contain covenants which, among other things, place limitations on HOC's ability to pay dividends and make other restricted payments, as defined, to Harrah's Entertainment. The amount of HOC's restricted net assets, as defined, computed in accordance with the most restrictive of these covenants regarding restricted payments, was approximately $1.4 billion at March 31, 1999.

                Management's Discussion and Analysis of Financial
                -------------------------------------------------
                       Condition and Results of Operations
                       -----------------------------------

     The following discussion and analysis of the financial position and operating results of Harrah's Entertainment, Inc., (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as "Harrah's Entertainment", "Company", "we", "our" and "us") for first quarter 1999 and 1998, updates, and should be read in conjunction with, Management's Discussion and Analysis of Financial Position and Results of Operations presented in our 1998 Annual Report.

RIO ACQUISITION
---------------

         On January 1, 1999, we completed our merger with Rio Hotel & Casino, Inc. ("Rio"). In connection with the merger, we issued approximately 25 million shares of our common stock and assumed Rio's outstanding debt of $435 million face amount. The acquisition is being accounted for as a purchase. Accordingly, the purchase price is being allocated to the underlying assets and liabilities based upon their estimated fair values at the date of acquisition. We determine the estimated fair values based on independent appraisals, discounted cash flows, quoted market prices and estimates made by management. The allocation of the purchase price will be completed by the end of 1999. To the extent that the purchase price exceeds the fair value of the net identifiable tangible assets acquired, such excess will be allocated to goodwill and amortized over 40 years. For periods prior to the completion of the purchase price allocation, our financial statements include estimated goodwill amortization expense.

         In connection with the Rio merger, our equity interest in a new airline based in Las Vegas, Nevada, increased to approximately 47.8%, but our voting power is limited by contract to 25%. Our initial investment of $15 million in this new airline was carried at cost. The increase in our ownership interest will require accounting for the investment by the equity method, whereby we will include our share of this nonconsolidated affiliate's profits or losses in our financial results. Operation of the airline is expected to begin in mid-1999. The additional investment in the new airline acquired with the Rio merger is reported as an asset held-for-sale in our financial statements.

OPERATING RESULTS AND DEVELOPMENT PLANS
---------------------------------------
Overall
-------

     First quarter 1999 results show the impact of the additions of Showboat in June 1998 and Rio in January 1999, but even without them we experienced a 9.5% increase in revenue and a 9.7% increase in income from operations. We believe this growth in our year-over-year comparable results is due to the continued execution of our customer loyalty strategy and cost-control management. Our Harrah's brand benefited from both local repeat business and cross-market customer visits generated through our marketing programs.


                                                             First Quarter   Percentage
(in millions, except                                         --------------   Increase
earnings per share)                                            1999    1998  (Decrease)
                                                             ------   -----  ---------
Revenues                                                     $711.6  $414.4      71.7%
Operating profit                                              134.4    68.9      95.1%
Income from operations                                        112.5    58.1      93.6%
Income before extraordinary losses                             37.3    24.9      49.8%
Net income                                                     34.1    23.2      47.0%
Earnings per share - diluted
  Before extraordinary losses                                  0.30    0.25      20.0%
  Net income                                                   0.27    0.23      17.4%
Operating margin                                               15.8%   14.0%      1.8pts

     Revenues for first quarter 1999 increased 71.7% over first quarter 1998. This increase was driven by the addition of revenues from the Showboat and Rio properties, record revenues at Harrah's properties in Las Vegas, Atlantic City, Laughlin, North Kansas City and St. Louis, and increased management fees from Harrah's-brand casinos on Indian lands. These factors also contributed to increased operating income, net income and earnings per share over prior year.

Western Region
--------------


                                                       First Quarter   Percentage
                                                       -------------   Increase/
(in millions)                                            1999   1998   (Decrease)
                                                       ------ ------   ---------
Casino revenues                                        $177.0 $103.8       70.5%
Total revenues                                          282.4  146.5       92.8%
Operating profit                                         44.9   17.2      161.0%
Operating margin                                         15.9%  11.7%       4.2pts

     The addition of Rio plus increased first quarter revenues at all Harrah's properties in the Western region resulted in a 92.8% increase over first quarter 1998 in this region. Northern Nevada properties also had a strong first quarter with revenues 11.9% higher than in first quarter 1998 and operating profit 59.2% higher. These increases were driven by more effective marketing programs and fewer weather related access issues in northern Nevada compared to first quarter 1998.

     In first quarter 1999, Rio began construction of a showroom complex as an addition to Rio's existing entertainment venues. The showroom will include a 1,500 seat, state-of-the-art theater with balcony; a three-level lobby with hospitality center; and a theater promenade with approximately 10,000 square feet of retail space. The showroom complex will be located adjacent to the Rio's new 110,000 square foot entertainment/convention complex, the Pavilion, which opened in March 1999. The showroom complex is expected to cost approximately $35 million, and completion is scheduled for first quarter 2000.

     At the time of the Showboat acquisition, the Showboat property in Las Vegas was determined to be a nonstrategic asset for us and is being reported as an asset held-for-sale in our financial statements.

Eastern Region
--------------


                                                      First Quarter  Percentage
                                                      -------------  Increase/
(in millions)                                           1999   1998  (Decrease)
                                                      ------ ------  ----------
Casino revenues                                       $167.9  $79.0     112.5%
Total revenues                                         179.0   86.5     106.9%
Operating profit                                        36.1   17.1     111.7%
Operating margin                                        20.2%  19.8%      0.4pts


     Harrah's Atlantic City's revenues increased 6.5% in first quarter 1999 and operating profit increased 6.9% over the same period last year. The addition of Showboat Atlantic City has given us a strong Boardwalk presence.


Central Region
--------------

                                                      First Quarter  Percentage
                                                      -------------  Increase/
(in millions)                                           1999   1998  (Decrease)
                                                      ------ ------  ----------
Casino revenues                                       $221.1 $160.1     38.1%
Total revenues                                         233.0  170.3     36.9%
Operating profit                                        41.2   35.6     15.8%
Operating margin                                        17.7%  20.9%    (3.2)pts

Chicagoland - Revenues increased 15.0% at Harrah's Joliet compared to the first quarter of 1998; however, operating profit declined 20.7% compared to the same period last year. We began construction in third quarter 1998 of an 11 story 204-room hotel at this property. Estimated cost of this project is $29.1 million, and completion is projected for fourth quarter 1999.

         In first quarter 1999, we consummated our agreement with our partners owning the other 45% ownership interest in the East Chicago Showboat property to increase our ownership interest to 99.55%, and partnership agreements were amended to give us greater flexibility in operating this property. Consequently, we began consolidating this partnership with the financial results of our other businesses in first quarter. The consideration for this increase in ownership was cash and stock. (See Item 2 of Part II for information concerning the stock issued.) Also during first quarter 1999, this property was rebranded as a "Harrah's" property, and, despite some rebranding-related disruptions, first quarter results were strong.

Louisiana - Harrah's Shreveport's revenues and operating profit for first quarter decreased from the same period last year due to competitive conditions in the market. Construction is scheduled to begin in May 1999 on a 514-room hotel with almost 17,000 square feet of convention center space. The new hotel and amenity expansion is expected to cost $123 million and is scheduled to open in fourth quarter of 2000.

Mississippi - Combined first quarter revenues by Harrah's Mississippi properties increased 4.6% over first quarter 1998. Harrah's Vicksburg operating profit increased 7.1%, and results from Harrah's Tunica improved significantly over first quarter 1998, when construction disruptions impacted results.

     In March 1999, we consummated the sale of our original Tunica property to another casino company for cash and a note receivable. The transaction is being accounted for under the cost recovery method. The note was collected in full in April 1999; therefore, a gain will be recognized in second quarter. Our gain from the disposition is not material.

Missouri - Harrah's North Kansas City's revenues for first quarter 1999 increased 7.9% over the same period in 1998; however, operating profit decreased 4.2% from first quarter last year due to higher costs associated with attracting and retaining customers.

     First quarter revenues at Harrah's St. Louis-Riverport casino increased 39.2% over first quarter 1998. Operating profit increased 157.6% over the same period last year. Our pro-rata share of the operating losses of the related shoreside facilities, which are owned jointly with another casino company, was $2.8 million for the quarter and is included in Equity in losses of nonconsolidated affiliates in the Consolidated Condensed Statements of Income (see Other Factors Affecting Net Income).

     Both Harrah's St. Louis and Harrah's North Kansas City were market-share leaders in their respective markets.


Managed and Other Casinos
-------------------------

     Increases in our managed and other results were led by the addition of management fees from the Star City casino in Sydney, Australia, for which we assumed management with the Showboat acquisition on June 1, 1998, and by results from our most recently opened tribal-owned casinos for the Eastern Band of Cherokee in Cherokee, North Carolina, which opened in November 1997, and the Prairie Band of Potawatomi north of Topeka, Kansas, which opened in January 1998.

     See DEBT and LIQUIDITY section for further discussion of Harrah's guarantees of debt related to Indian projects.


Other Factors Affecting Net Income
----------------------------------


                                                            First Quarter  Percentage
(Income)/Expense                                           --------------   Increase/
(in millions)                                                1999    1998   (Decrease)
                                                           ------  ------  ----------
Development costs                                          $  0.9  $  1.8     (50.0)%
Project opening costs                                         0.4     2.7     (85.2)%
Corporate expense                                             7.9     6.7      17.9 %
Headquarters relocation expense                               3.1       -       N/M
Equity in losses of
  nonconsolidated affiliates                                  6.7     2.8     139.3 %
Write-downs and reserves                                      0.1       -       N/M
Venture restructuring costs                                  (0.4)    0.9    (144.4)%
Amortization of goodwill                                      4.6     0.5       N/M
Interest expense, net                                        50.9    19.3     163.7 %
Other income                                                 (2.2)   (4.1)    (46.3)%
Effective tax rate                                           38.6%   37.1%     1.5pts
Minority interests                                         $  1.8   $ 2.0      10.0 %
Extraordinary losses, net
  of income taxes                                             3.2     1.7      88.2 %


     Development costs for first quarter 1999 decreased 50% from the same period last year, reflecting the continuing decline in development activity due to the limited number of new markets opening for development.

     Project opening costs for first quarter 1999 include costs incurred in connection with expansions, remodeling and conversions at Harrah's Joliet and East Chicago properties. 1998 project opening costs included costs incurred in connection with an initiative to develop and implement strategies and employee training programs designed to better focus the Company on serving our targeted customers.

     Corporate expense increased 17.9% in first quarter 1999 from the prior year level due to timing of expenses and increased costs. $3.1 million of costs related to the relocation of the Company's headquarters to Las Vegas, Nevada, were expensed in first quarter 1999.

     Equity in losses of nonconsolidated affiliates consists of losses from the St. Louis shoreside facilities joint venture, our investment in Jazz Casino Company in New Orleans, Star City Casino in Australia and our investment in a golf course in Tunica, Mississippi.

     Amortization of goodwill increased significantly in 1999 over the same period last year due to the acquisitions of Showboat and Rio, both of which were accounted for as purchases.

     Interest expense increased in first quarter 1999 over 1998, primarily as a result of increases in debt arising from the Showboat and Rio transactions.

     Other income decreased in first quarter 1999 due to lower income earned on the cash surrender value of company owned life insurance policies.

     The effective tax rates for all periods are higher than the federal statutory rate primarily due to state income taxes. The increase in the effective tax rate for first quarter 1999 compared to first quarter 1998 is due to the additional goodwill incurred in connection with the Showboat and Rio acquisitions.

     Minority interests reflects joint venture partners' share of income and decreased in 1999 from the prior year as a result of lower earnings from those ventures.

     The extraordinary losses in 1999 and 1998 are due to the early extinguishments of debt and include premiums paid to the holders of the debt retired and the write-off of related unamortized deferred finance charges. (See Debt and Liquidity - Extinguishment of Debt.)


CAPITAL SPENDING AND DEVELOPMENT
--------------------------------

Year 2000 Update
----------------

     We are continuing to address the potential impact of the Year 2000 ("Y2K") on the systems and equipment that are essential to our operations. Please see the discussion in our 1998 Form 10-K for a complete description of our approach to the Y2K issue and the processes underway to address its potential impact.

We prioritized our efforts according to the potential impact to our business if a system is not Y2K ready. Priorities, in order, are: Business Critical-required to operate the business; High Priority-significant impact to revenues, operating costs, or customer services; and Other-used by the business but not considered Business Critical or High Priority. In connection with the acquisition of Rio, we have conducted a Y2K readiness review and assessment and Y2K renovation and testing and certification is in process. Rio is currently incorporated into our Y2K program and costs, as are the Showboat properties. The following table sets forth the current expected date of final completion with respect to each priority area:

Business Critical...........................................    October 1999
High Priority...............................................    October 1999
Other.......................................................     No date set



The revision in the expected final completion date for Business Critical systems from July 1999 is due to the late start of Rio's Y2K assessment and the need to replace the Rio slot system. The Harrah's and Showboat properties will complete the majority of their Y2K Readiness efforts for Business Critical and High Priority items by July 1999.

     The following table provides an overview of Business Critical items for Harrah's and Showboat brand properties and Memphis-based facilities and our progress to date.


Business Critical Items                                   Y2K             Y2K Readiness        Internally             Vendor
                                                        Strategy            Status(1)            Tested              Certified
-----------------------                                 --------           ------------        ----------            ---------
Casino Management System............................. Renovate/Test        Y2K Ready            Complete             N/A
Elevators............................................ Test                 Y2K Ready            Complete             Complete
Financial Systems.................................... Renovate/Test        Y2K Ready            Complete             Complete
Fire Alarm/Sprinkler Systems......................... Test                 2nd Qtr '99          Complete             Complete
GPS/Navigational Systems............................. Test                 Y2K Ready            Complete             Complete
HVAC................................................. Test/Renovate        2nd Qtr '99          Complete             Complete
Key Lock System...................................... Renovate/Test        2nd Qtr '99          Complete             Complete
IBM AS400/OS400...................................... Renovate/Test        Y2K Ready            Complete             Complete
Kiosks............................................... Test                 Y2K Ready            Complete             Complete
Lodging Management System............................ Test                 Y2K Ready            Complete             Complete
Payroll.............................................. Renovate/Test        3rd Qtr '99          Complete             Complete
Phone System-PBX..................................... Renovate/Test        2nd Qtr '99          Complete             Complete
Point-of-Sale System (Micros)........................ Renovate/Test        2nd Qtr '99          Complete             Complete
Procurement and Payables............................. Replace/Test         2nd Qtr '99          Complete             Complete
Slot Data System..................................... Renovate/Test        Y2K Ready            Complete             Complete
Scales/Countroom Equipment........................... Test                 Y2K Ready            Complete             Complete
Slot Devices......................................... Test                 2nd Qtr '99          2nd Qtr '99          In Progress
Surveillance/Security................................ Test                 Y2K Ready            Complete             Complete
Time & Attendance.................................... Replace/Test         4th Qtr '99          Complete             Complete
UPS/Generator........................................ Test                 Y2K Ready            Complete             Complete
WINet (Customer Database)............................ Renovate/Test        Y2K Ready            Complete             Complete


-----------

(1) For purposes of this document, "Y2K Ready" means it is anticipated that the product, process, or mechanism will operate during and after the Year 2000 in a manner that will not create a material and adverse impact on our operations.

We currently estimate the total costs of system replacements and upgrades to address potential Y2K problems, as well as enhancing business and operational functionality in some areas, to be approximately $11 million. Of this $11 million, approximately $9.5 million represents capitalizable costs. The total amount expended through April 30, 1999, was approximately $5.8 million, of which approximately 80% related to the cost to repair, replace, and improve software and related hardware and equipment, approximately 20% related to the cost to repair, replace, and improve embedded technology, and approximately $30,000 related to the costs of identifying and communicating with significant suppliers. The estimated future cost is approximately $5.2 million, of which approximately 80% relates to the cost to repair, replace, and improve software and related hardware and equipment, approximately 20% relates to the cost of replacing, repairing, and improving embedded technology and approximately $10,000 relates to the costs of identifying and communicating with significant suppliers. These costs, along with internal resource hours, are being separately tracked. We continue to evaluate the estimated costs associated with Y2K issues, and if significant issues are identified in the future, such costs could increase. Although we are devoting considerable resources to resolve Y2K issues, we continue to support and implement other systems, operations and initiatives.

         Based upon our efforts to date and the status of the plans to address identified issues, we believe that our Business Critical systems are compliant or will be made compliant by December 1999. One of the greatest challenges of the Y2K issue is the potential impact of items outside of our control, such as those of utility companies, phone and network systems, and financial institutions. We are assessing the Y2K status of such items on an ongoing basis and developing contingency plans for Business Critical areas. However, should we and/or our significant suppliers fail to timely correct material Y2K issues, such failure could have a significant impact on our ability to operate as we did before Y2K. In such an event, we will develop contingency plans designed to minimize any impact to the extent possible. The impact on our operating results of such failures and of any contingency plans to be designed to address such events cannot be determined at this time. We believe the "most likely reasonable worst case scenario" is one in which there are power outages. Although we have backup power supplies and generators and contingency plans to address this type scenario, an extended power outage could impact our operating results. Like all other businesses, our ability to predict the impact of the Y2K Problem and the efficacy of our solutions with respect thereto is limited by the unprecedented nature of the problem.


Summary
-------

     In addition to the specific development and expansion projects discussed in the Operating Results and Development Plans section, we perform on-going refurbishment and maintenance at our casino entertainment facilities in order to maintain the Company's quality standards. We also continue to pursue development and acquisition opportunities for additional casino entertainment facilities that meet our strategic and return on investment criteria. Prior to the receipt of necessary regulatory approvals, the costs of pursuing development projects are expensed as incurred. Construction-related costs incurred after the receipt of necessary approvals are capitalized and depreciated over the estimated useful life of the resulting asset. Project opening costs are expensed as incurred.

     Our planned development projcts, if they go forward, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. Cash needed to finance projects currently under development as well as additional projects pursued is expected to be made available from operating cash flows, the Bank Facility (see Debt and Liquidity section), joint venture partners, specific project financing, guarantees of third party debt and, if necessary, additional debt and/or equity offerings. Our capital spending for the first three months of 1999 totaled approximately $120.6 million. Estimated total capital expenditures for 1999 are expected to be between $375 million and $455 million.

DEBT AND LIQUIDITY
------------------

Bank Facility
-------------

     On April 30, 1999 we consummated new revolving credit and letter of credit facilities (the "Bank Facility")in the amount of $1.6 billion. This Bank Facility consists of a five-year $1.3 billion revolving credit and letter of credit facility maturing in 2004 and a separate $300 million revolving credit facility which is renewable annually, at the borrower's and lenders' options. Initially, the Bank Facility bears interest based upon 87.5 basis points over LIBOR for current borrowings under the five-year facility and 92.5 basis points over LIBOR for the 364-day facility. In addition, there is a facility fee for borrowed and unborrowed amounts which is currently 20 basis points on the five-year, $1.6 billion facility and 15 basis points on the 364-day, $300 million facility. The interest rate and facility fee are based on our current debt ratings and leverage ratio and may change as our debt ratings and leverage ratio change. Proceeds from the Bank Facility were used to retire our previous revolving credit facility (the "Previous Facility") scheduled to mature in 2000 and to retire Rio's revolving credit facility scheduled to mature in 2003. The Bank Facility also provides us with the necessary borrowing capacity to fund our tender offers to purchase Rio's 10 5/8% Senior Subordinated Notes due 2005 and 9 1/2% Senior Subordinated Notes due 2007.

Issuance of Senior Notes
------------------------

     In keeping with our strategy to refinance a portion of our short-term, floating-rate borrowings under our Previous Facility with debt that has fixed rates and longer maturities, in January 1999, we issued $500 million of 7 1/2% Senior Notes due 2009 and used the net proceeds to further reduce amounts outstanding under our Previous Facility.


Extinguishments of Debt
-----------------------

     On March 15, 1999, we redeemed all $140 million face amount of our 99.55% owned subsidiary, Showboat Marina Casino Partnership's, 13 1/2% First
Mortgage Notes due 2003 (the "SMCP Notes"). We retired the SMCP Notes using proceeds from our Previous Facility. We recorded liabilities assumed in the Showboat acquisition, including the SMCP Notes, at their fair value as of the consummation date of the transaction. The difference between the consideration of $159.8 million paid to the holders of the SMCP Notes pursuant to this tender offer and the carrying value of the SMCP notes on the consummation date, was recorded in the first quarter as an extraordinary loss of $2.0 million, net of tax.

Interest Rate Agreements
------------------------

     To manage the relative mix of our debt between fixed and variable rate instruments, we have entered into interest rate swap agreements to modify the interest characteristics of our outstanding debt without an exchange of the underlying principal amount. The differences to be paid or received under the terms of our interest rate swap agreements are accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of our interest rate swap agreements will have a corresponding effect on our future cash flows.

     These agreements contain a credit risk that the counterparties may be unable to meet the terms of the agreements. We minimize that risk by evaluating the creditworthiness of our counterparties, which are limited to major banks and financial institutions, and do not anticipate nonperformance by the counterparties.

     For more information regarding the Company's interest rate swap agreements as of March 31, 1999, please see Note 4 to the accompanying Consolidated Condensed Financial Statements.


Indian Contract Commitments and Guarantees
------------------------------------------

     The agreements under which we manage casinos on Indian lands contain provisions required by law which provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment pursuant to the contracts for the three Indian-owned facilities we now manage, which extend for periods of up to 45 months from March 31, 1999, is $1.2 million.

     We may guarantee all or part of the debt incurred by Indian tribes with which we have entered into a management contract to fund development of casinos on the Indian lands. For all existing guarantees of Indian debt, we have obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, the value of such property would satisfy our obligations in the event these guarantees were enforced. Additionally, we have received limited waivers from the Indian tribes of their sovereign immunity to allow us to pursue our rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken. The aggregate outstanding balance of such debt as of March 31, 1999, was $97.7 million, excluding the guarantee related to the Upper Skagit Tribe's debt.

     Subsequent to the end of first quarter, we performed under our guarantee of the Upper Skagit Tribe's development financing and purchased their receivable from the lender. Under the terms of our agreement with the Tribe, they have agreed to fund the retirement of this receivable. The Tribe is attempting to secure new financing; however, there is no assurance that their efforts will be successful and that the receivable will be retired. Until such time as the receivable is retired, we have continued exposure of up to $10.4 million.

     Our agreement with the Ak Chin tribe for management of their Casino near Phoenix, Arizona, expires in December 1999. We are presently negotiating with the tribe for renewal of this management agreement.

Announced Dispositions
----------------------

     In April 1999, we announced plans to sell certain of our interests in Star City casino in Sydney, Australia to an Australia-based company in connection with that company's intention to offer to acquire the issued and outstanding shares of Star City Holdings Ltd. We currently own 135 million shares of Star City Holdings Ltd. and 37 million options to purchase additional ordinary shares. We have agreed to sell approximately 110 million ordinary shares of Star City Holdings, our interest in the Star City management contract, and a portion of our options to purchase additional ordinary shares. We also intend to sell our remaining shares and options in Star City for cash or by tendering such shares and options into the separate tender offer for Star
City Shares that will be initiated by the Australia-based company. Based on current exchange rates, we expect to realize approximately US$220 million in after-tax proceeds from the sale of our equity and management interest in Star City, which will be used to reduce our outstanding indebtedness. The acquisition of these securities and interests is subject to New South Wales Casino Control Authority regulatory approvals and satisfaction of closing conditions. Should such approvals not be obtained, the Australia-based company has agreed to purchase 27.5 million ordinary shares of our Star City Holdings, for which regulatory approval is not required. The transaction is expected to close in the second half of 1999.

     We own approximately 3 million shares of Sodak Gaming, Inc. ("Sodak"), a company which distributes casino gaming products and software systems throughout the U.S. In first quarter 1999, it was announced that the shares of Sodak will be purchased by a gaming equipment manufacturing company for $10 a share, with the transaction expected to close in the second half of 1999.


EFFECTS OF CURRENT ECONOMIC AND POLITICAL CONDITIONS
----------------------------------------------------

Competitive Pressures
---------------------

     Due to the limited number of new markets opening for development, the focus of many casino operators has shifted to investing in existing markets in an effort to attract new customers, thereby increasing competition in those markets. Our properties in the long-established gaming markets of Nevada and New Jersey have generally reacted less significantly to the changing competitive conditions. With the exception of the additional supply being added in Las Vegas, the amount of supply change within these markets has represented a smaller percentage change than that experienced in some riverboat markets. In riverboat markets, the additions to supply had a more noticeable impact, due to the fact that competition was limited in the early stages of many of these markets. As companies have completed expansion projects, supply has typically grown at a faster pace than demand in some markets and competition has increased significantly. Furthermore, several operators, including Harrah's, have announced plans for additional developments or expansions in some markets. In the Las Vegas market, three new "mega" facilities have opened since October, 1998, and others are planned and under development. The impact that the additional supply will have on our operations cannot be determined at this time.

     Over the last decade, there has also been a significant increase in the number of casinos on Indian lands, made possible by the Indian Gaming Regulatory Act of 1988. We manage three such facilities. The future growth potential from Indian casinos is also uncertain, however. See "Political Uncertainties" below for information concerning a California referendum.

     Although the short-term effect of these competitive developments on the Company has been negative, we are not able to determine the long-term impact, whether favorable or unfavorable, that these trends and events will have on our current or future markets. We believe that the geographic diversity of our operations; our focus on multi-market customer relationships; our service training, measurements and rewards programs; and our continuing efforts to establish our brands as premier brands have well-positioned us to face the challenges present within the industry. We have introduced WINet, a sophisticated nationwide customer database, and our Total Gold Card, a nationwide reward and recognition card, both of which we believe provide competitive advantages, particularly with players who visit more than one market.


Industry Consolidation
----------------------

     As evidenced by a number of recent public announcements by casino entertainment companies of plans to acquire or be acquired by other companies, including our acquisitions of Showboat and Rio, consolidation in the gaming industry is now underway. We believe we are well-positioned to, and may from time to time, pursue additional strategic acquisitions to further enhance our distribution, strengthen our access to target customers and leverage our technological and centralized services infrastructure.


Political Uncertainties
-----------------------

     The casino entertainment industry is subject to political and regulatory uncertainty. In 1996, the U.S. government formed a federal commission to study gambling in the United States, including the casino gaming industry. During fourth quarter 1998, voters in the state of California approved a referendum that will allow an expansion of gaming offerings on Indian lands in that state. At this time, the ultimate impacts that the federal commission and the approval of the California referendum will have on the industry are uncertain. From time to time, individual jurisdictions have also considered legislation or referendums which could adversely impact Harrah's Entertainment's operations, and the likelihood or outcome of similar legislation and referendums in the future is difficult to predict.

     The casino entertainment industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate. From time to time, various state and federal legislators and officials have proposed changes in tax laws, or in the administration of such laws, which would affect the industry. It is not possible to determine with certainty the scope or likelihood of possible future changes in tax laws or in the administration of such laws. If adopted, such changes could have a material adverse effect on our financial results.


INTERCOMPANY DIVIDEND RESTRICTION
---------------------------------

     Certain of our debt guarantees require us to abide by covenants which, among other things, limit HOC's ability to pay dividends and make other restricted payments, as defined, to Harrah's Entertainment. The amount of HOC's restricted net assets, as defined, computed in accordance with these covenants regarding restricted payments was approximately $1.4 billion at March 31, 1999. Harrah's Entertainment's principal asset is the stock of HOC, a wholly-owned subsidiary which holds, directly and through subsidiaries, the principal assets of our businesses. Given this ownership structure, these restrictions should not impair our ability to conduct our business through our subsidiaries or to pursue our development plans.

PRIVATE SECURITIES LITIGATION REFORM ACT
----------------------------------------

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission ("SEC") (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking. These include statements relating to the following activities, among others: (A) operations and expansions of existing properties, including future performance, anticipated scope and opening dates of expansions; (B) planned development of casinos and hotels that would be owned or managed by the Company and the pursuit of strategic acquisitions; (C) the redevelopment of the casino in

New Orleans; (D) the sale of our interests in Star City casino and Sodak; (E) planned capital expenditures for 1999 and beyond; (F) the impact of the WINet and Total Gold Card Programs; (G) any future impact of the Showboat and Rio acquisitions; and (H) Year 2000 compliance plans. These activities involve important factors that could cause actual results to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. These include, but are not limited to, the following factors as well as other factors described from time to time in the Company's reports filed with the SEC: construction factors, including zoning issues, environmental restrictions, soil conditions, weather and other hazards, site access matters and building permit issues; access to available and feasible financing; regulatory, licensing and other government approvals, third party consents and approvals, and relations with partners, owners and other third parties; conditions of credit markets and other business and economic conditions, including international and national economic problems; litigation, judicial actions and political uncertainties, including gaming legislative action, referenda, and taxation; actions or inactions of suppliers and vendors regarding Year 2000; and the effects of competition including locations of competitors and operating and marketing competition. Any forward looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

                           PART II -OTHER INFORMATION
                           ---------------------------


Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

         On February 26, 1999, the Company issued 589,165 unregistered shares of its Common Stock to three of the Company's partners in the East Chicago
Showboat property. The shares were issued as part of the consideration to increase the Company's ownership in this property from 45% to 99.55%.
Exemption from registration was claimed under Section 4(2) of the Securities
Act of 1933 since the issuance of this stock did not involve a public offering. On May 6, 1999, the Company filed an S-3 registration statement that will permit resale of this stock by these partners when the registration statement becomes effective.

                    Item 6. Exhibits and Reports on Form 8-K
                    ----------------------------------------

(a)  Exhibits

         *EX-4.1 Third Amendment, dated as of January 19, 1999, to the 5-Year Credit Agreement and to the 364-Day Credit Agreement, among Harrah's Entertainment, Inc., Harrah's Operating Company, Inc., Marina Associates, the lenders party to these credit agreements, Canadian Imperial Bank of Commerce and Societe Generale, as Co-Syndication Agents, Bank of America National Trust and Savings Association, as Documentation Agent, and Bankers Trust Company, as Administrative Agent.

         *EX-11            Computation of per share earnings.

         *EX-27            Financial Data Schedule.

*Filed herewith.


(b) The following Current Reports on Form 8-K were filed by the Company during the first quarter of 1999: January 7, 1999 - reporting the consummation of the merger with Rio Hotel & Casino, Inc.; January 13, 1999 - reporting the Underwriting Agreement in connection with $500,000,000 7 1/2% Senior Notes
Due 2009; and February 12, 1999 - reporting the Company's year-end results.

                                    Signature
                                    ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HARRAH'S ENTERTAINMENT, INC.


May 13, 1999                        BY: /s/ JUDY T. WORMSER
                                        -----------------------
                                        Judy T. Wormser
                                        Vice President and Controller
                                        (Chief Accounting Officer)

                                  Exhibit Index
                                  -------------


                                                              Sequential
Exhibit No.                 Description                       Page No.
-----------       -------------------------------             ----------

EX-4.1            Third Amendment, dated as of                    42
                  January 19, 1999, to the 5-Year
                  Credit Agreement and to the
                  364-Day Credit Agreement among
                  Harrah's Entertainment, Inc.,
                  Harrah's Operating Company, Inc.,
                  Marina Associates, the lenders
                  party to these credit agreements,
                  Canadian Imperial Bank of
                  Commerce and Societe Generale,
                  as Co-Syndication Agents, Bank
                  of America National Trust and
                  Savings Association, as
                  Documentation Agent, and Bankers
                  Trust Company, as Administrative
                  Agent.

EX-11             Computation of per share earnings.              54

EX-27             Financial Data Schedule.                        55