Form 10-Q
period 1999-06-30
HARRAHS ENTERTAINMENT INC
filed 1999-08-12
CIK 858339

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                   Yes       X             No
                           -----             -----

     At June 30, 1999, there were outstanding 128,307,805 shares of the Company's Common Stock.

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

                          HARRAH'S ENTERTAINMENT, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

(In thousands, except share amounts)                                                   June 30,          December 31,
                                                                                          1999                  1998
ASSETS                                                                              ----------            ----------
Current assets
  Cash and cash equivalents                                                         $  176,326            $  158,995
  Receivables, less allowance for doubtful
    accounts of $41,594 and $14,356                                                     90,694                55,043
  Deferred income tax benefits                                                          30,200                22,478
  Prepayments and other                                                                 46,122                27,521
  Inventories                                                                           32,741                15,306
                                                                                    ----------            ----------
      Total current assets                                                             376,083               279,343
                                                                                    ----------            ----------
Land, buildings, riverboats and equipment                                            3,820,964             2,660,004
Less: accumulated depreciation                                                        (864,128)             (789,847)
                                                                                    ----------            ----------
                                                                                     2,956,836             1,870,157
Excess of purchase price over net assets
  of businesses acquired, net of amortization
  of $47,333 and $40,051 (Note 2)                                                      530,512               383,450
Investments in and advances to
  nonconsolidated affiliates                                                           301,447               273,508
Deferred costs, trademarks, notes receivable and
  other assets                                                                         559,705               479,874
                                                                                    ----------            ----------
                                                                                    $4,724,583            $3,286,332
                                                                                    ==========            ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                                  $   53,733            $   57,864
  Construction payables                                                                  8,016                   629
  Accrued expenses                                                                     269,836               172,021
  Current portion of long-term debt                                                     10,263                 2,332
                                                                                    ----------            ----------
      Total current liabilities                                                        341,848               232,846

Long-term debt                                                                       2,582,392             1,999,354
Deferred credits and other                                                             110,098               112,362
Deferred income taxes                                                                  200,484                75,457
                                                                                    ----------            ----------
                                                                                     3,234,822             2,420,019
                                                                                    ----------            ----------
Minority interests                                                                      14,828                14,906
                                                                                    ----------            ----------
Commitments and contingencies (Notes 4, 6, 7 and 8)

Stockholders' equity
  Common stock, $0.10 par value, authorized
    360,000,000 shares, outstanding 128,307,805
    and 102,188,018 shares (net of 3,292,614 and
    3,036,562 shares held in treasury)                                                  12,831                10,219
  Capital surplus                                                                      951,018               407,691
  Retained earnings                                                                    522,875               451,410
  Accumulated other comprehensive income                                                10,942                 6,567
  Deferred compensation related to restricted stock                                    (22,733)              (24,480)
                                                                                    ----------            ----------
                                                                                     1,474,933               851,407
                                                                                    ----------            ----------
                                                                                    $4,724,583            $3,286,332
                                                                                    ==========            ==========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

(In thousands, except per share                                   Second Quarter Ended                        Six Months Ended
 amounts)                                                    June 30,         June 30,             June 30,            June 30,
                                                                1999             1998                 1999                1998
                                                            --------         ---------          ----------          ----------
Revenues
  Casino                                                    $599,603         $387,507           $1,165,562          $  730,403
  Food and beverage                                          105,387           54,533              208,540             104,258
  Rooms                                                       63,802           37,690              126,438              69,768
  Management fees                                             18,275           22,160               34,995              32,337
  Other                                                       33,718           19,404               63,969              37,069
  Less: casino promotional allowances                        (69,648)         (42,660)            (136,699)            (80,754)
                                                            --------         --------           ----------          ----------
      Total revenues                                         751,137          478,634            1,462,805             893,081
                                                            --------         --------           ----------          ----------
Operating expenses
  Direct
    Casino                                                   314,397          219,347              615,923             395,585
    Food and beverage                                         55,449           28,348              112,243              53,893
    Rooms                                                     16,513           10,810               33,594              20,420
  Depreciation of buildings,
    riverboats and equipment                                  45,711           31,593               93,755              61,073
  Development costs                                            1,509            2,082                2,270               3,920
  Write-downs, reserves and
    recoveries                                                (1,598)           1,847               (1,475)              1,847
  Project opening costs                                           45            3,342                  397               5,996
  Other                                                      170,189           94,970              322,809             195,160
                                                            --------         --------           ----------          ----------
        Total operating expenses                             602,215          392,339            1,179,516             737,894
                                                            --------         --------           ----------          ----------
          Operating profit                                   148,922           86,295              283,289             155,187

  Corporate expense                                          (13,492)          (8,936)             (21,423)            (15,586)
  Relocation of corporate offices                             (1,422)               -               (4,492)                  -
  Equity in losses of
    nonconsolidated affiliates                                (6,153)          (3,511)             (12,821)             (6,302)
  Venture restructuring costs                                      -           (1,533)                 397              (2,459)
  Amortization of goodwill and
    trademarks                                                (4,351)            (460)              (8,963)               (919)
                                                            --------         --------           ----------          ----------
Income from operations                                       123,504           71,855              235,987             129,921
Interest expense, net of interest
  capitalized                                                (48,692)         (25,623)             (99,587)            (44,949)
Gain on sale of equity interest
  in nonconsolidated affiliate                                     -           13,155                    -              13,155
Other income, including interest
  income                                                       4,404            1,395                6,570               5,525
                                                            --------         --------           ----------          ----------
Income before income taxes and
  minority interests                                          79,216           60,782              142,970             103,652
Provision for income taxes                                   (28,742)         (22,031)             (53,380)            (37,952)
Minority interests                                            (2,551)          (1,732)              (4,322)             (3,778)
                                                            --------         --------           ----------          ----------
Income before extraordinary losses                            47,923           37,019               85,268              61,922
Extraordinary losses on early
  extinguishments of debt, net of
  income tax benefit of $4,004,
  $9,031, $5,768 and $9,755                                   (7,375)         (16,613)             (10,623)            (18,280)
                                                            --------         --------           ----------          ----------
Net income                                                  $ 40,548         $ 20,406           $   74,645          $   43,642
                                                            ========         ========           ==========          ==========

                          HARRAH'S ENTERTAINMENT, INC.
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (CONTINUED)
                                   (UNAUDITED)

(In thousands, except per share
 amounts)                                                         Second Quarter Ended                     Six Months Ended
                                                              June 30,         June 30,          June 30,           June 30,
                                                                 1999             1998              1999               1998
                                                            ---------        ---------          --------          ---------
Earnings per share-basic
 Income before extraordinary losses                         $    0.38        $    0.37          $   0.67          $    0.62
 Extraordinary losses, net                                      (0.06)           (0.17)            (0.08)             (0.18)
                                                            ---------        ---------          --------          ---------
   Net income                                               $    0.32        $    0.20          $   0.59          $    0.44
                                                            =========        =========          ========          =========

Earnings per share-diluted
 Income before extraordinary losses                         $    0.37        $    0.36          $   0.66          $    0.61
 Extraordinary losses, net                                      (0.06)           (0.16)            (0.08)             (0.18)
                                                            ---------        ---------          --------          ---------
   Net income                                               $    0.31        $    0.20          $   0.58          $    0.43
                                                            =========        =========          ========          =========

Average common shares outstanding                             126,203          100,207           125,864            100,167
                                                            =========        =========          ========          =========
Average common and common
  equivalent shares outstanding                               128,984          101,736           127,866            101,480
                                                            =========        =========          ========          =========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(In thousands)                                                             Six Months Ended
                                                               June 30,             June 30,
                                                                  1999                 1998
                                                           -----------           ----------
Cash flows from operating activities
  Net income                                               $    74,645          $    43,642
  Adjustments to reconcile net income to cash
    flows from operating activities
      Extraordinary losses, before income taxes                 16,391               27,311
      Depreciation and amortization                            110,443               71,825
      Other noncash items                                       23,384               18,227
      Minority interests' share of income                        4,322                3,778
      Equity in losses of nonconsolidated
        affiliates                                              12,821                6,302
      Net gains from asset sales                                (1,714)             (13,174)
      Net change in long-term accounts                          21,655              (15,090)
      Net change in working capital accounts                    (7,827)             (29,950)
                                                           -----------          -----------
          Cash flows provided by operating activities          254,120              112,871
                                                           -----------          -----------
Cash flows from investing activities
  Land, buildings, riverboats and equipment additions         (172,406)             (64,038)
  Investments in and advances to nonconsolidated
    affiliates                                                 (34,381)             (15,203)
  Purchase of minority interest in subsidiary                  (26,000)                   -
  Cash acquired in Rio transaction                              22,025                    -
  Proceeds from asset sales                                     10,789                   96
  Increase/(iecrease) in construction payables                   7,387               (4,484)
  Acquisition of Showboat, Inc., net of cash
    acquired                                                         -             (465,388)
  Increase in notes receivable                                       -              (22,908)
  Proceeds from sale of equity interest in
    nonconsolidated affiliate                                        -               17,000
  Other                                                         10,215               (1,147)
                                                           -----------          -----------
          Cash flows used in investing activities             (182,371)            (556,072)
                                                           -----------          -----------
Cash flows from financing activities
  Net borrowings under Revolving Credit Facility               960,651            1,068,802
  Net repayments under retired revolving credit
    facility                                                (1,086,000)                   -
  Proceeds from issuance of senior notes, net of
    discount and issue costs of $5,980                         494,020                    -
  Early extinguishments of debt                               (408,904)            (560,708)
  Scheduled debt retirements                                    (3,866)              (1,303)
  Premiums paid on early extinguishments of debt                 (2,739)             (24,569)
  Purchases of treasury stock                                   (3,180)                   -
  Minority interests' distributions, net of
    contributions                                               (4,400)              (3,583)
                                                           -----------          -----------
          Cash flows (used in) provided by financing
            activities                                         (54,418)             478,639
                                                           -----------          -----------

Net increase in cash and cash equivalents                       17,331               35,438
Cash and cash equivalents, beginning of period                 158,995              116,443
                                                           -----------          -----------
Cash and cash equivalents, end of period                   $   176,326          $   151,881
                                                           ===========          ===========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

(In thousands)                                                          Second Quarter Ended                   Six Months Ended
                                                                   June 30,          June 30,         June 30,          June 30,
                                                                      1999              1998             1999              1998
                                                                 ---------         ---------         --------         ---------
Net income                                                       $  40,548         $  20,406         $ 74,645         $  43,642
                                                                 ---------         ---------         --------         ---------

Other comprehensive income
  Foreign currency translation
    adjustments, net of tax provision of
    $2,247, $351, $1,402 and $351                                    3,035               572            2,288               572
  Unrealized gains (losses) on available-for-sale
    securities, net of tax provision (benefit) of
    $641, $(1,714), $1,279 and $(858)                                1,047            (2,726)           2,087            (1,387)
                                                                 ---------         ---------         --------         ---------

  Other comprehensive income                                         4,082            (2,154)           4,375              (815)
                                                                 ---------         ----------        --------         ---------
Comprehensive income                                             $  44,630         $  18,252         $ 79,020         $  42,827
                                                                 =========         =========         ========         =========

                          HARRAH'S ENTERTAINMENT, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

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

Note 2 - Acquisitions
---------------------

         We are accounting for each of the transactions described below as a purchase. Accordingly, the purchase price is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values based on independent appraisals, discounted cash flows, quoted market prices and estimates made by management. For the Showboat transaction, the allocation of the purchase price was completed in second quarter 1999. For the Rio transaction, the allocation of the purchase price will be completed within one year from the date of the acquisition. To the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess will be allocated to goodwill and amortized over a period of 40 years. For periods prior to the finalization of the purchase price allocation, our financial statements include estimated goodwill amortization expense.

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

         In April 1999, we announced plans to sell certain of our interests in Star City casino in Sydney, Australia to an Australia-based company in connection with that company's intention to offer to acquire the issued and outstanding shares of Star City Holdings Ltd. We currently own 135 million shares of Star City Holdings Ltd. and 37 million options to purchase additional ordinary shares. We have agreed to sell approximately 110 million ordinary shares of Star City Holdings, our interest in the Star City management contract, and options to purchase additional ordinary shares. We also intend to sell our remaining shares and any options in Star City not purchased by the Australian based company for cash or by tendering such shares and options into the separate tender offer for Star City shares that will be initiated by that company. The acquisition of these securities and interests is subject to New South Wales Casino Control Authority regulatory approvals and satisfaction of closing conditions. Should such regulatory approvals not be obtained, the Australia-based company has agreed to purchase 27.5 million ordinary shares of our Star City shares, for which regulatory approval is not required. The transaction is expected to close in the second half of 1999.

         At the time of the Showboat acquisition, the Las Vegas Showboat property was determined to be a non-strategic asset and is being reported as an asset-held-for-sale in our financial statements. In July 1999 we announced that we have reached an agreement to sell Showboat Las Vegas. The sale is expected to close by the end of 1999, subject to certain conditions, including regulatory approval. At June 30, 1999, the estimated net realizable value of this property, net of estimated selling expenses, carrying costs and interest costs through the assumed date of sale, is included in Deferred costs, trademarks, notes receivable and other assets in the Consolidated Condensed Balance Sheets.

Rio Hotel & Casino, Inc. - On January 1, 1999, we completed our merger with Rio Hotel & Casino, Inc. ("Rio"). In connection with the merger, we issued approximately 25 million shares of our common stock and assumed Rio's outstanding debt of $435 million face amount.

         In connection with the Rio merger, our equity interest in a new airline based in Las Vegas, Nevada, increased to approximately 47.8%, but our voting power is limited by contract to 25%. Our initial investment of $15 million in this new airline was carried at cost. The increase in our ownership interest requires us to account for the investment by the equity method, whereby we include our share of this nonconsolidated affiliate's profits or losses in our financial results. Operation of the airline began in May 1999. Rio's investment in the new airline is reported as an asset-held-for-sale in our financial statements.

         During second quarter 1999 we completed tender offers and consent solicitations for Rio's 10 5/8% Senior Subordinated Notes due 2005 and 9 1/2% Senior Subordinated Notes due 2007 (collectively, the "Rio Notes"). As a result of these tender offers, we redeemed all $225 million face amount of the Rio Notes. We recorded liabilities assumed in the Rio merger, including these notes, at their fair value as of the date of the consummation of the merger. The difference between the consideration paid to the holders of the Rio Notes pursuant to the tender offers and the carrying value of the notes on the date of the redemption was recorded in the second quarter as an extraordinary loss of $4.5 million, net of tax.

         The following unaudited pro forma consolidated financial information for the Company has been prepared assuming that the acquisitions and the Showboat and Rio debt extinguishments discussed above had occurred on the first day of the period:

                                             Quarter Ended     Six Months Ended
(In millions, except                         June 30, 1998        June 30, 1998
per share amounts)                           -------------     ----------------
  Revenues                                        $674.7              $1,324.8
                                                  -------             ---------
                                                  -------             ---------
  Income from operations                          $ 90.5              $  185.5
                                                  -------            ----------
                                                  -------            ----------
  Income before extraordinary
   losses                                         $ 24.2              $   54.1
                                                  -------            ----------
                                                  -------            ----------
  Net income                                      $  7.6              $   35.8
                                                  -------            ----------
                                                  -------            ----------
  Earnings per share-diluted
    Income before extraordinary losses            $ 0.19              $   0.43
                                                  -------            ----------
                                                  -------            ----------
    Net income                                    $ 0.03              $   0.25
                                                  -------            ----------
                                                  -------            ----------

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

         In July 1999, our Board of Directors authorized the repurchase in open market and other transactions of up to 10 million shares of the Company's common stock. We expect to acquire our shares from time to time at prevailing market prices through the December 31, 2000, expiration of the approved plan.

Note 4 - Long-Term Debt
-----------------------

Revolving Credit Facilities
---------------------------

         On April 30, 1999, we consummated new revolving credit and letter of credit facilities (the "Bank Facility") in the amount of $1.6 billion. This Bank Facility consists of a five-year $1.3 billion revolving credit and letter of credit facility maturing in 2004 and a separate $300 million revolving credit facility which is renewable annually, at the borrower's and lenders' options. Initially, the Bank Facility bears interest based upon 87.5 basis points over LIBOR for current borrowings under the five-year facility and 92.5 basis points over LIBOR for the 364-day facility. In addition, there is a facility fee for borrowed and unborrowed amounts which is currently 20 basis points on the five-year, $1.3 billion facility and 15 basis points on the 364-day, $300 million facility. The interest rate and facility fee are based on our current debt ratings and leverage ratio and may change as our debt ratings and leverage ratio change. Proceeds from the Bank Facility were used to retire our previous revolving credit facility scheduled to mature in 2000 (the "Previous Facility") and to retire Rio's revolving credit facility scheduled to mature in 2003 and Rio's 10 5/8% Senior Subordinated Notes due 2005 and 9 1/2% Senior Subordinated Notes due 2007.

Issuance of Senior Notes
------------------------

         In keeping with our strategy to refinance a portion of our short-term, floating-rate borrowings with debt that has fixed rates and longer maturities, in January 1999 we issued $500 million of 7 1/2% Senior Notes due 2009 and used the proceeds to reduce amounts outstanding under our Previous Facility. The corresponding reduction in our available borrowing capacity under the Previous Facility resulted in the write-off of related unamortized deferred finance charges, recorded as an extraordinary loss of $1.2 million in first quarter.

Interest Rate Agreements
------------------------

     To manage the relative mix of our debt between fixed and variable rate instruments, we have entered into interest rate swap agreements to modify the interest characteristics of our outstanding debt without an exchange of the underlying principal amount.

     We have six interest rate swap agreements which effectively convert a total of $300 million in variable rate debt to a fixed rate. Pursuant to the terms of these swaps, all of which reset quarterly, we receive variable payments tied to LIBOR in exchange for our payments at a fixed interest rate. The fixed rates to be paid by us and variable rates to be received by us are summarized in the following table:

                                        Swap Rate
                       Swap Rate        Received
                       Paid             (Variable) at       Swap
Notional Amount        (Fixed)          June 30, 1999       Maturity
---------------        ---------        --------------      ------------
$50 million            6.985%            5.174%             March 2000
$50 million            6.951%            5.165%             March 2000
$50 million            6.945%            5.165%             March 2000
$50 million            6.651%            5.000%             May 2000
$50 million            5.788%            5.096%             June 2000
$50 million            5.785%            5.096%             June 2000

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

Note 5 - Supplemental Cash Flow Disclosures
-------------------------------------------

Cash Paid for Interest and Taxes
--------------------------------

     The following table reconciles our interest expense, net of interest capitalized, per the Consolidated Condensed Statements of Income, to cash paid for interest:

                                                                        Six Months Ended
                                                            June 30,             June 30,
(In thousands)                                                 1999                 1998
                                                            -------             --------
Interest expense, net of amount capitalized                 $99,587              $44,949
Adjustments to reconcile to cash paid for interest:
  Net change in accruals                                     (5,411)             (12,905)
  Amortization of deferred finance charges                   (5,553)              (1,697)
  Net amortization of discounts and premiums                  1,313                  609
                                                            -------              -------
Cash paid for interest, net of amount capitalized           $89,936              $30,956
                                                            =======              =======
Cash payments of income taxes, net of refunds               $12,743              $15,058
                                                            =======              =======

Note 6 - Commitments and Contingent Liabilities
-----------------------------------------------

New Orleans Casino Development
------------------------------

         We have an approximate 43% ownership interest in Jazz Casino Company, L.L.C. ("JCC"), the company which will own and operate the exclusive land-based casino (the "Casino") in New Orleans, Louisiana. We will manage that Casino pursuant to a management agreement between JCC and a subsidiary of our Company. We have (i) guaranteed JCC's initial $100 million annual payment under the Casino operating contract to the State of Louisiana gaming board (the "State Guarantee"); (ii) guaranteed $166.5 million of a $236.5 million JCC bank credit facility; (iii) guaranteed to the State of Louisiana gaming board, City of New Orleans, banks under the JCC bank credit facility and JCC bondholders, completion and opening of the Casino on or before October 30, 1999 (subject to force majeure); and (iv) made a $22.5 million subordinated loan to JCC to finance construction of the Casino.

         With respect to the State Guarantee, we are obligated to guarantee JCC's first $100 million annual payment obligation commencing upon the earlier of opening of the Casino or October 30, 1999 (subject to force majeure), and, if certain cash flow tests (for the renewal periods beginning April 1, 2001) and other conditions are satisfied each year, to renew the guarantee beginning April 1, 2000, for each 12 month period ending March 31, 2004. Our obligations under the guarantee for the first year of operations or any succeeding 12 month period is limited to a guarantee of the $100 million payment obligation of JCC for the 12 month period in which the guarantee is in effect and is secured by a first priority lien on JCC's assets. JCC's payment obligation (and therefore the amount we have guaranteed) is $100 million at the commencement of each 12 month period under the Casino operating contract and declines on a daily basis by 1/365 of $100 million to the extent payments are made each day by JCC to Louisiana's gaming board.

Rio
---

         Rio has entered into an agreement with Clark County, Nevada, to construct a road across certain of its recently acquired properties that will provide an additional east/west conduit for Las Vegas residents and tourists and allow for additional access to the Rio from the Las Vegas Strip. Upon completion, we will deed the roadway acreage to Clark County in exchange for deeding other Clark County acreage to the Company and reimbursing us for a majority of our construction costs.

Contractual Commitments
-----------------------

     We continue to pursue additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties, guarantees by the Company's of third party debt and development completion guarantees. Excluding guarantees and commitments for the New Orleans casino development project discussed above, as of June 30, 1999, we had guaranteed third party loans and leases of $112 million, which are secured by certain assets, and had commitments of $134 million, primarily construction-related.

         During second quarter 1999, we performed under our guarantee of the Upper Skagit Tribe's development financing and purchased their receivable from the lender for $11.4 million. Under the terms of our agreement with the Tribe, they have agreed to fund the retirement of this debt. The Tribe is attempting to secure new financing; however, there is no assurance that their efforts will be successful and that the receivable will be retired.

         The agreements under which we manage casinos on Indian lands contain provisions required by law which provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled payments of borrowings for development costs. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. As of June 30, 1999, the aggregate monthly commitment pursuant to these contracts, which extend for periods of up to 42 months from June 30, 1999, was $1.2 million.

Severance Agreements
--------------------

     As of June 30, 1999, we have severance agreements with 44 of our senior executives, which provide for payments to the executives in the event of their termination after a change in control, as defined. These agreements provide, among other things, for a compensation payment of 1.5 to 3.0 times the executive's average annual compensation, as defined, as well as for accelerated payment or accelerated vesting of any compensation or awards payable to the executive under any of our incentive plans. The estimated amount, computed as of June 30, 1999, that would be payable under the agreements to these executives based on earnings and stock options aggregated approximately $61.9 million.

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

Note 7 - Litigation
--------------------

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

Note 8 - Nonconsolidated Affiliates
-----------------------------------

     Summarized balance sheet and income statement information of nonconsolidated affiliates as of June 30, 1999 and December 31, 1998, and for the second quarters and first six months ended June 30, 1999 and 1998 is included in the following tables.

(In thousands)                                         June 30,           Dec. 31,
                                                          1999               1998
                                                    ----------         ----------
Combined Summarized Balance Sheet Information
  Current assets                                    $  101,969         $  111,218
  Land, buildings and equipment, net                 1,078,516          1,094,195
  Other assets                                         356,763            355,505
                                                    ----------         ----------
    Total assets                                     1,537,248          1,560,918
                                                    ----------         ----------
  Current liabilities                                   44,235             96,095
  Long-term debt                                       817,167            808,334
                                                    ----------         ----------
    Total liabilities                                  861,402            904,429
                                                    ----------         ----------
      Net assets                                    $  675,846         $  656,489
                                                    ==========         ==========

                                           Second Quarter Ended                Six Months Ended
                                      June 30,          June 30,        June 30,        June 30,
                                         1999              1998            1999            1998
                                     --------         ---------        --------        --------
(In thousands)
Combined Summarized Statements of
  Operations
      Revenues                       $ 99,073         $  19,083        $187,656        $ 23,802
                                     ========         =========        ========        ========
      Operating loss                 $(12,593)        $ (15,807)       $(16,012)       $(24,628)
                                     ========         =========        ========        ========
      Net loss                       $(12,997)        $ (15,269)       $(27,287)       $(21,836)
                                     ========         =========        ========        ========

         Our share of nonconsolidated affiliates' combined net operating results are reflected in the accompanying Consolidated Condensed Statements of Income as Equity in losses of nonconsolidated affiliates.

         Our investments in and advances to nonconsolidated affiliates are reflected in the accompanying Consolidated Condensed Balance Sheets as follows:

(In thousands)                                       June 30,         Dec. 31,
                                                        1999             1998
                                                    --------         --------
Investments in and advances to
  Nonconsolidated affiliates
    Accounted for under the equity method           $271,027         $231,366
    Accounted for at historical cost                       -           15,087
    Equity securities available-for-sale and
      recorded at market value                        30,420           27,055
                                                    --------         --------
                                                    $301,447         $273,508
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

Note 9 - Summarized Financial Information
------------------------------------------

     Harrah's Operating Company, Inc. ("HOC") is a wholly-owned subsidiary and the principal asset of Harrah's Entertainment. HOC is the issuer of certain debt securities which have been guaranteed by Harrah's Entertainment. Due to the comparability of HOC's consolidated financial information with that of Harrah's Entertainment, complete separate financial statements and other disclosures regarding HOC have not been presented. Management has determined that such information is not material to holders of HOC's debt securities. Summarized financial information of HOC as of June 30, 1999 and December 31, 1998, and for the second quarters and first six months ended June 30, 1999 and 1998, prepared on the same basis as Harrah's Entertainment, was as follows:

     (In thousands)                                 June 30,     Dec. 31,
                                                        1999         1998
                                                  ----------   ----------
     Current assets                               $  379,322   $  271,247
     Land, buildings, riverboats and
       equipment, net                              2,956,836    1,870,157
     Other assets                                  1,391,582    1,136,750
                                                  ----------   ----------
                                                   4,727,740    3,278,154
                                                  ----------   ----------
     Current liabilities                             336,714      209,651
     Long-term debt                                2,582,392    1,999,354
     Other liabilities                               310,577      187,247
     Minority interests                               14,828       14,906
                                                  ----------   ----------
                                                   3,244,511    2,411,158
                                                  ----------   ----------
          Net assets                              $1,483,229   $  866,996
                                                  ==========   ==========

   (In thousands)              Second Quarter Ended         Six Months Ended
                                 June 30,  June 30,      June 30,   June 30,
                                     1999      1998          1999       1998
                                 --------  --------    ----------   --------
   Revenues                      $751,012  $481,980    $1,462,597   $900,112
                                 ========  ========    ==========   ========
   Income from operations        $124,444  $ 76,520    $  236,856   $139,129
                                 ========  ========    ==========   ========
   Income before extraordinary
     losses                      $ 48,534  $ 40,051    $   85,834   $ 67,907
                                 ========  ========    ==========   ========
   Net income                    $ 41,159  $ 24,438    $   75,211   $ 49,627
                                 ========  ========    ==========   ========

         Certain of our debt guarantees contain covenants which, among other things, place limitations on HOC's ability to pay dividends and make other restricted payments, as defined, to Harrah's Entertainment. The amount of HOC's restricted net assets, as defined, computed in accordance with the most restrictive of these covenants regarding restricted payments, was approximately $1.5 billion at June 30, 1999.

                Management's Discussion and Analysis of Financial
                -------------------------------------------------
                       Condition and Results of Operations
                       -----------------------------------

     The following discussion and analysis of the financial position and operating results of Harrah's Entertainment, Inc., (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as "Harrah's Entertainment", "Company", "we", "our" and "us") for second quarter 1999 and 1998, updates, and should be read in conjunction with, Management's Discussion and Analysis of Financial Position and Results of Operations presented in our 1998 Annual Report.

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

         In connection with the Rio merger, our equity interest in a new airline based in Las Vegas, Nevada, increased to approximately 47.8%, but our voting power is limited by contract to 25%. Our initial investment of $15 million in this new airline was carried at cost. The increase in our ownership interest requires us to account for the investment by the equity method, whereby we include our share of this nonconsolidated affiliate's profits or losses in our financial results. Operation of the airline began in May 1999. Rio's investment in the new airline is reported as an asset-held-for-sale in our financial statements.

OPERATING RESULTS AND DEVELOPMENT PLANS
---------------------------------------
Overall
-------

         Second quarter 1999 results reflect the impact of the additions of Showboat in June 1998 and Rio in January 1999, but even without them we experienced a 8.1% increase in revenue and a 16.2% increase in income from operations. We believe this growth in our year-over-year comparable results is due to the continued execution of our customer loyalty strategy and cost-control management. Our Harrah's brand benefited from both local repeat business and cross-market customer visits generated through our marketing programs.

                               Second Quarter  Percentage  Six Months Ended   Percentage
(in millions, except           --------------   Increase/  ----------------   Increase/
earnings per share)              1999    1998  (Decrease)    1999      1998   Decrease)
                               ------  ------   --------  --------    ------  ---------
Revenues                       $751.1  $478.6      56.9%  $1,462.8    $893.1      63.8%
Operating profit                148.9    86.3      72.5%     283.3     155.2      82.5%
Income from operations          123.5    71.9      71.8%     236.0     129.9      81.7%
Income before extraordinary
  losses                         47.9    37.0      29.5%      85.3      61.9      37.8%
Net income                       40.5    20.4      98.5%      74.6      43.6      71.1%
Earnings per share - diluted
  Before extraordinary losses    0.37    0.36       2.8%      0.66      0.61       8.2%
  Net income                     0.31    0.20      55.0%      0.58      0.43      34.9%
Operating margin                 16.4%   15.0%      1.4pts    16.1%     14.5%      1.6pts

Revenues for second quarter 1999 increased 56.9% over second quarter 1998. This increase was driven by the addition of revenues from the Showboat and Rio properties, record revenues at Harrah's properties in Las Vegas, Atlantic City, St. Louis and North Kansas City, and increased management fees from Harrah's-brand casinos on Indian lands. These factors also contributed to increased operating income, net income and earnings per share over prior year.

         Revenues for the six months ended June 30, 1999 were up 63.8% over revenues for the same period last year. While this increase was driven primarily by the addition of revenues from the Showboat and Rio properties, revenues excluding these recently acquired properties were up 9.7%.

Western Region
--------------

                               Second Quarter  Percentage  Six Months Ended  Percentage
                               --------------   Increase/  ----------------   Increase/
(in millions)                    1999    1998  (Decrease)    1999      1998   Decrease)
                               ------  ------ -----------  ------    ------   --------
Casino revenues                $175.8  $111.9       57.1%  $352.8    $215.7      63.6%
Total revenues                  283.0   159.4       77.5%   565.4     305.9      84.8%
Operating profit                 43.9    23.0       90.9%    88.8      40.2     120.9%
Operating margin                 15.5%   14.4%       1.1pts  15.7%     13.1%      2.6pts

     The addition of Rio plus increased second quarter revenues at all Harrah's properties in the Western region, except Harrah's Reno, resulted in a 77.5% increase over second quarter 1998 in this region. Although revenues at Harrah's Reno were down slightly from last year, operating income was 5.1% higher than in second quarter 1998. Overall, revenues at Northern Nevada properties were 4.9% higher than in second quarter 1998 and operating profit 12.3% higher. Second quarter revenues at Southern Nevada properties, excluding Rio which was acquired January 1, 1999, were up 5.6% over last year and operating income was 26.7% higher than in the same period last year. These increases were driven by more effective marketing programs, cross-market visitation and improved margins.

         For the six months ended June 30, 1999, revenues increased 8.1% in Northern Nevada and 7.4% in Southern Nevada, excluding Rio, and operating income increased 25.7% in Northern Nevada and 25.5% in Southern Nevada over the same six month period last year. Rio contributed $235.9 million in revenue and $38.2 million operating profit for the six months ended June 30, 1999.

         In first quarter 1999, Rio began construction of a showroom complex as an addition to Rio's existing entertainment venues. The showroom will include a 1,500 seat, state-of-the-art theater with balcony; a three-level lobby with hospitality center; and a theater promenade with approximately 10,000 square feet of retail space. The showroom complex will be located adjacent to the Pavilion, Rio's new 110,000 square foot entertainment/convention complex which opened in March 1999. The showroom complex is expected to cost approximately $35 million, of which $12.7 million had been spent through June 30, 1999. Completion is scheduled for first quarter 2000.

         At the time of the Showboat acquisition, the Showboat Las Vegas property was determined to be a nonstrategic asset for us and is being reported as an asset held-for-sale in our financial statements. In July 1999, we announced that we have reached an agreement to sell Showboat Las Vegas. The sale is expected to close by the end of 1999, subject to certain conditions, including regulatory approval. No gain or loss is expected to be recorded on this sale.

         In June 1999, we purchased properties adjacent to our casino in Reno, Nevada. Buildings on these properties will be demolished to give way to possible expansions in the future.

Eastern Region
--------------

                               Second Quarter  Percentage  Six Months Ended  Percentage
                               --------------   Increase/  ----------------  Increase/
(in millions)                    1999    1998  (Decrease)    1999      1998  Decrease)
                               ------  ------ -----------  ------     -----  --------
Casino revenues                $183.0  $113.1       61.8%  $350.9    $192.1    82.7%
Total revenues                  196.8   123.8       59.0%   375.8     210.2    78.8%
Operating profit                 45.4    27.7       63.9%    81.5      44.8    81.9%
Operating margin                 23.1%   22.4%       0.7pts  21.7%     21.3%    0.4pts

     Harrah's Atlantic City's revenues increased 9.9% in second quarter 1999 and operating profit increased 17.6% over the same period last year. Revenues increased 8.3% and operating income increased 12.8% over the same six month period last year at Harrah's Atlantic City. Eastern region results also include Showboat Atlantic City for 1999 and for one month during the second quarter and first six months of 1998.

Central Region
--------------

                               Second Quarter  Percentage  Six Months Ended  Percentage
                               --------------   Increase/  ----------------   Increase/
(in millions)                    1999    1998  (Decrease)    1999      1998   Decrease)
                               ------  ------ -----------  ------     -----   --------
Casino revenues                $240.8  $162.5       48.2%  $461.9    $322.6      43.2%
Total revenues                  252.6   172.4       46.5%   485.6     342.6      41.7%
Operating profit                 50.8    33.4       52.1%    92.0      69.0      33.3%
Operating margin                 20.1%   19.4%       0.7pts  19.0%     20.1%     (1.1)pts

Chicagoland - Revenues increased 24.2% at Harrah's Joliet compared to the second quarter of 1998, and operating profit increased 21.1% compared to the same period last year. For the six months ended June 30, 1999, revenues were 19.6% above the same six month period last year, while operating income was basically flat when compared to the same period last year. In late June 1999, cruise scheduling and ticketing were eliminated at Harrah's Joliet, and business levels have increased noticeably since going dockside. We began construction in third quarter 1998 of an 11-story 204-room hotel at this property. Estimated cost of this project is $29.1 million, and $11.0 million had been spent through June 30, 1999. Completion is projected for fourth quarter 1999.

     In first quarter 1999, we consummated our agreement with our partners owning the other 45% ownership interest in the East Chicago Showboat property to increase our ownership interest to 99.55%, and partnership agreements were amended to give us greater flexibility in operating this property. Consequently, we began consolidating this partnership with the financial results of our other businesses in first quarter. The consideration for this increase in ownership was cash and stock. Also during first quarter 1999, this property was rebranded as a "Harrah's" property, and, despite some rebranding-related disruptions, results subsequent to rebranding have been strong.

Louisiana - Harrah's Shreveport's revenues and operating profit for second quarter and first six months decreased from the same period last year due to competitive conditions in the market. Construction began in May 1999 on a 514-room hotel with almost 13,500 square feet of convention center space. The new hotel and amenity expansion is expected to cost $146.6 million, of which $5.0 million had been spent through June 30, 1999, and is scheduled to open in fourth quarter of 2000.

Mississippi - Combined second quarter revenues by Harrah's Mississippi properties increased 3.5% over second quarter 1998 and 4.0% for the first six months of 1999. Results from Harrah's Tunica improved significantly over second quarter 1998, while operating profit at Harrah's Vicksburg declined from 1999.

     In March 1999, we consummated the sale of our original Tunica property to another casino company for cash and a note receivable. The note was collected in full in April 1999, and a gain was recognized in second quarter. Our gain from this disposition is not material.

Missouri - Harrah's North Kansas City's revenues for second quarter 1999 increased 14.3% over the same period in 1998, and operating profit increased 7.5% from second quarter last year. For the first six months, revenues were 11.1% higher than in 1998, while operating income remained flat.

         Second quarter revenues at Harrah's St. Louis-Riverport casino increased 38.1% over second quarter 1998. Operating profit increased 103.5% over the same period last year. Revenues for the first six months of 1999 increased 38.6%, and operating income increased 123.3% over the same period last year. Our pro-rata share of the operating losses of the related shoreside facilities, which are owned jointly with another casino company, was $2.6 million for the quarter and $5.4 million for the first six months of 1999. These losses are included in Equity in losses of nonconsolidated affiliates in the Consolidated Condensed Statements of Income (see Other Factors Affecting Net Income).

     Both Harrah's St. Louis and Harrah's North Kansas City were market-share leaders in their respective markets for the second quarter and first six months.

Managed and Other Casinos
-------------------------

     Increases in our managed and other results were led by the addition of management fees from the Star City casino in Sydney, Australia, for which we assumed management with the Showboat acquisition on June 1, 1998, and by increases in fees from our management of tribal-owned casino properties which were open in both periods.

         See DEBT and LIQUIDITY section for further discussion of Harrah's guarantees of debt related to Indian projects.

Other Factors Affecting Net Income
----------------------------------

                                   Second Quarter  Percentage  Six Months Ended  Percentage
(Income)/Expense                   --------------   Increase/  ----------------   Increase/
(in millions)                        1999    1998  (Decrease)    1999      1998  (Decrease)
                                   ------  ------ ----------   ------    ------  ----------
Development costs                  $  1.5  $  2.1    (28.6)%  $   2.3   $   3.9    (41.0)%
Project opening costs                   -     3.3      N/M        0.4       6.0    (93.3)%
Corporate expense                    13.5     8.9     51.7 %     21.4      15.6     37.2 %
Headquarters relocation expense       1.4       -      N/M        4.5         -      N/M
Equity in losses of
  nonconsolidated affiliates          6.2     3.5     77.1 %     12.8       6.3    103.2 %
Write-downs, reserves and recoveries (1.6)    1.8      N/M       (1.5)      1.8      N/M
Venture restructuring costs             -     1.5      N/M       (0.4)      2.5      N/M
Amortization of goodwill              4.4     1.9    131.6 %      9.0       2.3      N/M
Interest expense, net                48.7    25.6     90.2 %     99.6      44.9    121.8 %
Gain on sale of equity interest
  in subsidiary                         -   (13.1)     N/M         -      (13.1)     N/M
Other income                         (4.4)   (1.4)     N/M       (6.6)     (5.5)    20.0 %
Effective tax rate                   36.3%   36.6%    (0.3)pts   37.3%     36.6%     0.7pts
Minority interests                 $  2.6  $  1.7     52.9 %   $  4.3    $  3.8     13.2 %
Extraordinary losses, net
  of income taxes                     7.4    16.6    (55.4)%     10.6      18.3    (42.1)%
Average common and common
  equivalent shares outstanding     129.0   101.7     26.8 %    127.9     101.5     26.0 %

         Development costs for second quarter 1999 decreased 28.6% from the same period last year, reflecting the continuing decline in development activity due to the limited number of new markets opening for development.

         Project opening costs for the first six months of 1999 include costs incurred in connection with expansions, remodeling and conversions at existing properties. 1998 project opening costs included costs incurred in connection with an initiative to develop and implement strategies and employee training programs designed to better focus the Company on serving our targeted customers.

         Corporate expense increased 51.7% in second quarter 1999 from the prior year level due to timing of expenses and increased costs. Increased corporate expense for the quarter included approximately $2.0 million in consultant costs for a complete review of corporate services and expenses. The review generated ideas from employees to cut costs through internal department efficiencies, automation, capturing synergies, outsourcing and streamlining or eliminating select, underutilized internal products or services. These cost saving measures will be phased in over the next 12 to 18 months. $1.4 million of costs related to the relocation of the Company's headquarters to Las Vegas, Nevada, were expensed in second quarter 1999.

         Equity in losses of nonconsolidated affiliates consists of losses from the St. Louis shoreside facilities joint venture and our investments in Jazz Casino Company L.L.C. in New Orleans, Star City casino in Australia, an airline company in Las Vegas, Nevada, a golf course in Tunica, Mississippi, and a thoroughbred racetrack in Florence, Kentucky.

         Second quarter 1999 write-downs, reserves and recoveries include the gain from the sale of our idle property in Tunica, Mississippi. Second quarter 1998 represents charges accrued in connection with the planned termination of a development contract.

         Amortization of goodwill increased significantly in 1999 over the same period last year due to the acquisitions of Showboat and Rio, both of which were accounted for as purchases.

         Interest expense increased in 1999 over 1998, primarily as a result of increases in debt arising from the Showboat and Rio transactions.

         Other income increased in second quarter 1999 due to higher income earned on the cash surrender value of company owned life insurance policies.

         The effective tax rates for all periods are higher than the federal statutory rate primarily due to state income taxes. The increase in the effective tax rate for first six months of 1999 compared to 1998 is due to the additional goodwill incurred in connection with the Showboat and Rio acquisitions.

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

         The increase in common and common equivalent shares outstanding over last year is primarily the result of shares issued in the consummation of the Rio merger.

CAPITAL SPENDING AND DEVELOPMENT
--------------------------------

Year 2000 Update
----------------

         We are continuing to address the potential impact of the Year 2000 ("Y2K") on the systems and equipment that are essential to our operations. Please see the discussion in our 1998 Form 10-K for a complete description of our approach to the Y2K issue and the processes underway to address its potential impact. We have prioritized our efforts according to the potential impact to our business if a system is not Y2K ready. Priorities, in order, are:
Business Critical-required to operate the business; High Priority-significant impact to revenues, operating costs, or customer services; and Other-used by the business but not considered Business Critical or High Priority.

         The following table provides an overview of Business Critical items for Harrah's, Showboat, and Rio branded properties and corporate facilities and our Y2K progress as of July 1999.

BUSINESS CRITICAL ITEMS                                             Y2K             Y2K READINESS      INTERNALLY         VENDOR
                                                                  STRATEGY            STATUS(1)          TESTED          CERTIFIED
Casino Management System (Harrah's and Showboat).............. Renovate/Test          Y2K Ready         Complete         N/A
Casino Management System (Rio)................................ Replace/Test           3rd Qtr `99       Complete         N/A
Financial Systems............................................. Renovate/Test          Y2K Ready         Complete         Complete
Fire Alarm/Sprinkler Systems.................................. Test                   3rd Qtr `99       Complete         Complete
GPS/Navigational Systems...................................... Test                   Y2K Ready         Complete         Complete
HVAC.......................................................... Test/Renovate          Y2K Ready         Complete         Complete
Key Lock System............................................... Renovate/Test          Y2K Ready         Complete         Complete
IBM AS400/OS400............................................... Renovate/Test          Y2K Ready         Complete         Complete
Kiosks........................................................ Test                   Y2K Ready         Complete         Complete
Lodging Management System..................................... Test                   Y2K Ready         Complete         Complete
Payroll....................................................... Renovate/Test          Y2K Ready         Complete         Complete
Phone System-PBX.............................................. Renovate/Test          Y2K Ready         Complete         Complete
Point-of-Sale System (Micros)................................. Renovate/Test          Y2K Ready         Complete         Complete
Procurement and Payables...................................... Replace/Test           3rd Qtr `99       Complete         Complete
Slot Data System (Harrah's and Showboat)...................... Renovate/Test          Y2K Ready         Complete         Complete
Slot Data System (Rio)........................................ Replace/Test           3rd Qtr `99       Complete         Complete
Slot Devices.................................................. Test                   Y2K Ready         Complete         Complete
Surveillance/Security......................................... Test                   Y2K Ready         Complete         Complete
Time & Attendance............................................. Replace/Test           3rd Qtr `99       Complete         Complete
UPS/Generator................................................. Test                   Y2K Ready         Complete         Complete
WINet (Customer Database)..................................... Renovate/Test          Y2K Ready         Complete         Complete

-----------------
(1) For purposes of this document, "Y2K Ready" means it is anticipated that the product, process, or mechanism will operate during and after the Year 2000 in a manner that will not create a material and adverse impact on our operations.

         As noted in the table above, the majority of Business Critical items have been internally tested to verify vendor Y2K compliance claims. Such testing generally entails creating a test environment to roll the date forward to simulate the transition from December 31, 1999, to January 1, 2000, test that the year 2000 is recognized as a Leap year, and perform other tests such as end of month, quarter and year-end processing.

         We currently estimate the total costs of system replacements and upgrades to address potential Y2K problems, as well as enhancing business and operational functionality in some areas, to be approximately $11 million. Of this $11 million, approximately $9.6 million represents capitalizable costs. The total amount expended through June 30, 1999, was approximately $6.7 million, of which approximately 80% is related to the cost to repair, replace, and improve software and related hardware and equipment, approximately 20% related to the cost to repair, replace, and improve embedded technology, and approximately $40,000 related to the costs of identifying and communicating with significant suppliers. The estimated future cost is approximately $4.3 million, of which approximately 80% relates to the cost to repair, replace, and improve software and related hardware and equipment, approximately 20% relates to the cost of replacing, repairing, and improving embedded technology and approximately $10,000 relates to the costs of identifying and communicating with significant suppliers. These costs, along with internal resource hours, are being separately tracked. We continue to evaluate the estimated costs associated with Y2K issues, and if significant issues are identified in the future, such costs could increase. Although we are devoting considerable resources to resolve Y2K issues, we continue to support and implement other systems, operations and initiatives.

         Based upon our efforts to date and the status of the plans to address identified issues, we believe that our Business Critical and High Priority systems are compliant or will be made compliant by December 1999. One of the greatest challenges of the Y2K issue is the potential impact of items outside of our control, such as those of utility companies, phone and network systems, and financial institutions. We are assessing the Y2K status of such items on an ongoing basis and developing contingency plans in the event of failures. However, should we and/or our significant suppliers fail to timely correct material Y2K issues, such failure could have a significant impact on our ability to operate as we did before Y2K. We are currently developing contingency plans designed to minimize any impact to the extent possible. The impact on our operating results of such failures and of any contingency plans to be designed to address such events cannot be determined at this time. We believe the "most likely reasonable worst case scenario" is one in which there are power outages. Although we have backup power supplies and generators and contingency plans to address this type scenario, an extended power outage could impact our operating results. Like all other businesses, our ability to predict the impact of the Y2K Problem and the efficacy of our solutions with respect thereto is limited by the unprecedented nature of the problem.

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

         Our planned development projects, if they go forward, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. Cash needed to finance projects currently under development as well as additional projects pursued is expected to be made available from operating cash flows, the Bank Facility (see Debt and Liquidity section), joint venture partners, specific project financing, guarantees of third party debt and, if necessary, additional debt and/or equity offerings. Our capital spending for the first six months of 1999 totaled approximately $230.0 million. Estimated total capital expenditures for 1999 are expected to be between $350 million and $430 million.

DEBT AND LIQUIDITY
------------------

Bank Facility
-------------

         On April 30, 1999, we consummated new revolving credit and letter of credit facilities (the "Bank Facility") in the amount of $1.6 billion. This Bank Facility consists of a five-year $1.3 billion revolving credit and letter of credit facility maturing in 2004 and a separate $300 million revolving credit facility which is renewable annually, at the borrower's and lenders' options. Initially, the Bank Facility bears interest based upon 87.5 basis points over LIBOR for current borrowings under the five-year facility and 92.5 basis points over LIBOR for the 364-day facility. In addition, there is a facility fee for borrowed and unborrowed amounts which is currently 20 basis points on the five-year, $1.3 billion facility and 15 basis points on the 364-day, $300 million facility. The interest rate and facility fee are based on our current debt ratings and leverage ratio and may change as our debt ratings and leverage ratio change. Proceeds from the Bank Facility were used to retire our previous revolving credit facility scheduled to mature in 2000 (the "Previous Facility") and to retire Rio's revolving credit facility scheduled to mature in 2003 and Rio's 10 5/8% Senior Subordinated Notes due 2005 and 9 1/2% Senior Subordinated Notes due 2007.

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

Extinguishments of Debt
-----------------------

         On March 15, 1999, we redeemed all $140 million face amount of our 99.55% owned subsidiary, Showboat Marina Casino Partnership's, 13 1/2% First Mortgage Notes due 2003 (the "SMCP Notes"). We retired the SMCP Notes using proceeds from our Previous Facility. We recorded liabilities assumed in the Showboat acquisition, including the SMCP Notes, at their fair value as of the consummation date of the transaction. The difference between the consideration of $159.8 million paid to the holders of the SMCP Notes pursuant to this tender offer and the carrying value of the SMCP notes on the consummation date was recorded in the first quarter as an extraordinary loss of $2.0 million, net of tax.

         On May 17, 1999, we redeemed all $100 million face amount of Rio's 10 5/8% Senior Subordinated Notes due 2005 and all $125 million of Rio's 9 1/2% Senior Subordinated Notes due 2007. We recorded liabilities assumed in the Rio merger, including these notes, at their fair value as of the date of consummation of the merger. The difference between the consideration of $251.8 million paid to the holders of the Rio notes pursuant to the tender offer and the carrying value of the notes on the date of the redemption was recorded in the second quarter as an extraordinary loss of $4.5 million, net of tax.

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

         For more information regarding the Company's interest rate swap agreements as of June 30, 1999, please see Note 4 to the accompanying Consolidated Condensed Financial Statements.

Indian Contract Commitments and Guarantees
------------------------------------------

         The agreements under which we manage casinos on Indian lands contain provisions required by law which provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment pursuant to the contracts for the three Indian-owned facilities we now manage, which extend for periods of up to 42 months from June 30, 1999, is $1.2 million.

         We may guarantee all or part of the debt incurred by Indian tribes with which we have entered into a management contract to fund development of casinos on the Indian lands. For all existing guarantees of Indian debt, we have obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, the value of such property would satisfy our obligations in the event these guarantees were enforced. Additionally, we have received limited waivers from the Indian tribes of their sovereign immunity to allow us to pursue our rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken. The aggregate outstanding balance of such debt as of June 30, 1999, was $92.0 million, excluding the guarantee related to the Upper Skagit Tribe's debt.

         During second quarter 1999, we performed under our guarantee of the Upper Skagit Tribe's development financing and purchased their receivable from the lender for $11.4 million. Under the terms of our agreement with the Tribe, they have agreed to fund the retirement of this debt. The Tribe is attempting to secure new financing; however, there is no assurance that their efforts will be successful and that the receivable will be retired.

         Our agreement with the Ak-Chin tribe for management of their casino near Phoenix, Arizona, expires in December 1999. We are presently negotiating with the tribe for renewal of this management agreement.

Announced Dispositions
----------------------

         In April 1999, we announced plans to sell certain of our interests in Star City casino in Sydney, Australia to an Australia-based company in connection with that company's intention to offer to acquire the issued and outstanding shares of Star City Holdings Ltd. We currently own 135 million shares of Star City Holdings Ltd. and 37 million options to purchase additional ordinary shares. We have agreed to sell approximately 110 million ordinary shares of Star City Holdings, our interest in the Star City management contract, and our options to purchase additional ordinary shares. We also intend to sell our remaining shares and any options in Star City not purchased by the Australia-based company for cash or by tendering such shares and options into the separate tender offer for Star City Shares that has been initiated by that company. Based on current exchange rates, we expect to realize approximately US$220 million in after-tax proceeds from the sale of our equity and management contract interests in Star City, which will be used to reduce our outstanding indebtedness. The acquisition of these securities and interests is subject to New South Wales Casino Control Authority regulatory approvals and satisfaction of closing conditions. Should such regulatory approvals not be obtained, the Australia-based company has agreed to purchase 27.5 million ordinary shares of our Star City shares, for which regulatory approval is not required. The transaction is expected to close in the second half of 1999.

         We own approximately 3 million shares of Sodak Gaming, Inc. ("Sodak"), a company which distributes casino gaming products and software systems throughout the U.S. In first quarter 1999, it was announced that the shares of Sodak will be purchased by a gaming equipment manufacturing company for $10 a share, with the transaction expected to close by the end of 1999.

EFFECTS OF CURRENT ECONOMIC AND POLITICAL CONDITIONS
----------------------------------------------------

Competitive Pressures
---------------------

         Due to the limited number of new markets opening for development, the focus of many casino operators has shifted to investing in existing markets in an effort to attract new customers, thereby increasing competition in those markets. Our properties in the long-established gaming markets of Nevada and New Jersey have generally reacted less significantly to the changing competitive conditions. With the exception of the additional supply being added in Las Vegas, the amount of supply change within these markets has represented a smaller percentage change than that experienced in some riverboat markets. In riverboat markets, the additions to supply had a more noticeable impact, due to the fact that competition was limited in the early stages of many of these markets. As companies have completed expansion projects, supply has typically grown at a faster pace than demand in some markets and competition has increased significantly. Furthermore, several operators, including Harrah's, have announced plans for additional developments or expansions in some markets. In the Las Vegas market, three new "mega" facilities have opened since October 1998, and others are planned and under development. The impact that the additional supply will have on our operations cannot be determined at this time.

         Over the last decade, there has also been a significant increase in the number of casinos on Indian lands, made possible by the Indian Gaming Regulatory Act of 1988. We manage three such facilities. The future growth potential from Indian casinos is also uncertain, however. See "Political Uncertainties" below for information concerning a California referendum.

         Although the short-term effect of these competitive developments on the Company has been negative, we are not able to determine the long-term impact, whether favorable or unfavorable, that these trends and events will have on our current or future markets. We believe that the geographic diversity of our operations; our focus on multi-market customer relationships; our service training, measurements and rewards programs; and our continuing efforts to establish our brands as premier brands have well-positioned us to face the challenges present within the industry. We have introduced WINet, a sophisticated nationwide customer database, and our Total Gold Card, a nationwide reward and recognition card, both of which we believe provide competitive advantages, particularly with players who visit more than one market. We are now embarking on the next state of our strategy with the launch of the tiered customer loyalty card program - Total Diamond, Total Platinum and Total Gold - to reward customers for choosing Harrah's Entertainment casinos.

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

Political Uncertainties
-----------------------

         The casino entertainment industry is subject to political and regulatory uncertainty. In 1996, the U.S. government formed the National Gambling Impact Study Commission to study gambling in the United States, including the casino gaming industry. The commission issued its report in June 1999. During fourth quarter 1998, voters in the state of California approved a referendum that will allow an expansion of gaming offerings on Indian lands in that state. A challenge to the constitutionality of the initiated act is currently pending before the California Supreme Count. At this time, the ultimate impacts that the National Gambling Impact Study Commission report and the approval of the California referendum will have on the industry are uncertain. From time to time, individual jurisdictions have also considered legislation or referendums which could adversely impact Harrah's Entertainment's operations, and the likelihood or outcome of similar legislation and referendums in the future is difficult to predict.

     The casino entertainment industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate and hires large numbers of employees for the casinos. From time to time, various state and federal legislators and officials have proposed changes in tax laws, or in the administration of such laws, which would affect the industry. It is not possible to determine with certainty the scope or likelihood of possible future changes in tax laws or in the administration of such laws. If adopted, such changes could have a material adverse effect on our financial results.

INTERCOMPANY DIVIDEND RESTRICTION
---------------------------------

         Certain of our debt guarantees require us to abide by covenants which, among other things, limit HOC's ability to pay dividends and make other restricted payments, as defined, to Harrah's Entertainment. The amount of HOC's restricted net assets, as defined, computed in accordance with these covenants regarding restricted payments was approximately $1.5 billion at June 30, 1999. Harrah's Entertainment's principal asset is the stock of HOC, a wholly-owned subsidiary which holds, directly and through subsidiaries, the principal assets of our businesses. Given this ownership structure, these restrictions should not impair our ability to conduct our business through our subsidiaries or to pursue our development plans.

PRIVATE SECURITIES LITIGATION REFORM ACT
----------------------------------------

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission ("SEC") (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward looking. These include statements relating to the following activities, among others: (A) operations and expansions of existing properties, including future performance, anticipated scope and opening dates of expansions; (B) planned development of casinos and hotels that would be owned or managed by the Company and the pursuit of strategic acquisitions; (C) the redevelopment of the casino in New Orleans;
(D) the sale of our interests in Star City casino and Sodak; (E) planned capital expenditures for 1999 and beyond; (F) the impact of the WINet and Total Gold Card Programs; (G) any future impact of the Showboat and Rio acquisitions; and
(H) Year 2000 compliance plans. These activities involve important factors that could cause actual results to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. These include, but are not limited to, the following factors as well as other factors described from time to time in the Company's reports filed with the SEC: construction factors, including zoning issues, environmental restrictions, soil conditions, weather and other hazards, site access matters and building permit issues; access to available and feasible financing; regulatory, licensing and other government approvals, third party consents and approvals, and relations with partners, owners and other third parties; conditions of credit markets and other business and economic conditions, including international and national economic problems; litigation, judicial actions and political uncertainties, including gaming legislative action, referenda, and taxation; actions or inactions of suppliers and vendors regarding Year 2000; and the effects of competition including locations of competitors and operating and marketing competition. Any forward looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

                           PART II -OTHER INFORMATION
                           ---------------------------

           Item 4. Submission of Matters To a Vote of Security Holders
           -----------------------------------------------------------

         The Company held its annual stockholders meeting on May 7, 1999. The following matters were voted upon at the meeting:

1.  Election of Class III Directors
    -------------------------------
                                                     Votes Cast
                                         ------------------------
                                                       Against or
      Name of Director Elected             For           Withheld
      -------------------------            ---         ----------
        Susan Clark-Johnson             103,955,333     1,911,506
        James B. Farley                 103,951,915     1,914,924
        Walter J. Salmon                103,938,905     1,927,934

      Name of Each Other Director Whose Term of
      Office as Director Continued After the Meeting
      ----------------------------------------------
        Joe M. Henson
        Ralph Horn
        J. Kell Houssels III
        R. Brad Martin
        Colin V. Reed
        Philip G. Satre
        Boake A. Sells
        Eddie N. Williams

2.  Ratification of Arthur                Against or
    Andersen LLP as the        For         Withheld   Abstentions
    Company's independent      ---         --------   -----------
    public accountants     105,450,842      152,868      263,129
    for the 1999 calendar
    year
    ----------------------

                    Item 6. Exhibits and Reports on Form 8-K
                   ------------------------------------------

(a)      Exhibits

         *EX-3.1  Bylaws of Harrah's Entertainment, Inc., as amended
                  May 7, 1999.

         *EX-3.2 Bylaws of Harrah's Operating Company, Inc., as amended May 7, 1999.

         *EX-4.1 Five Year Loan Agreement Dated as of April 30, 1999 among Harrah's Entertainment, Inc., as Guarantor, Harrah's Operating Company, Inc. and Marina Associates, as Borrowers, The Lenders, Syndication Agent, Document Agents and
                  Co-Documentation Agents and Bank of America National Trust and Savings Association, as Administrative Agent.

         *EX-4.2 364-Day Loan Agreement Dated as of April 30, 1999 among Harrah's Entertainment, Inc., as Guarantor, Harrah's Operating Company, Inc. and Marina Associates, as Borrowers, The Lenders, Syndication Agent, Document Agents and
                  Co-Documentation Agents and Bank of America National Trust and Savings Association, as Administrative Agent.

         *EX-10.1 Master Agreement dated April 15, 1999 between TABCORP Holdings
                  Limited and Harrah's Entertainment, Inc., with attachments.

         *EX-10.2 Amendment to Harrah's Entertainment, Inc. 1990 Stock Option
                  Plan.

         *EX-10.3 Amendment to Harrah's Entertainment, Inc.'s Annual Management
                  Bonus Plan.

         *EX-10.4 Employment Agreement dated May 7, 1999, between Harrah's
                  Entertainment, Inc. and Marilyn G. Winn.

         *EX-10.5 Severance Agreement dated May 7, 1999, between Harrah's
                  Entertainment, Inc. and Marilyn G. Winn.

         *EX-11   Computation of per share earnings.

         *EX-27   Financial Data Schedule.

*Filed herewith.


(b) The following Current Reports on Form 8-K were filed by the Company during the second quarter of 1999: April 23, 1999 - reporting the first quarter 1999 results.

                                    Signature
                                    ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HARRAH'S ENTERTAINMENT, INC.


August 12, 1999                     BY: /s/ JUDY T. WORMSER
                                        -----------------------
                                        Judy T. Wormser
                                        Vice President and Controller
                                        (Chief Accounting Officer)

                                  Exhibit Index
                                  -------------

                                                               Sequential
Exhibit No.                 Description                        Page No.
-----------       -------------------------------              ----------

EX-3.1 Bylaws of Harrah's Entertainment, Inc., as amended May 7, 1999.

EX-3.2            Bylaws of Harrah's Operating Company,
                  Inc., as amended May 7, 1999.

EX-4.1 Five Year Loan Agreement Dated as of April 30, 1999 among Harrah's Entertainment, Inc., as Guarantor, Harrah's Operating Company, Inc. and Marina Associates, as Borrowers, The Lenders, Syndication Agent, Document Agents and Co-Documentation Agents and Bank of America National Trust and Savings Association, as Administrative Agent.

EX-4.2 364-Day Loan Agreement Dated as of April 30, 1999 among Harrah's Entertainment, Inc., as Guarantor, Harrah's Operating Company, Inc. and Marina Associates, as Borrowers, The Lenders, Syndication Agent, Document Agents and Co-Documentation Agents and Bank of America National Trust and Savings Association, as Administrative Agent.

EX-10.1           Master Agreement dated April 15, 1999
                  between TABCORP Holdings Limited and
                  Harrah's Entertainment, Inc., with
                  attachments.

EX-10.2           Amendment to Harrah's Entertainment, Inc.
                  1990 Stock Option Plan.

EX-10.3           Amendment to Harrah's Entertainment,
                  Inc.'s Annual Management Bonus Plan.

                                                               Sequential
Exhibit No.                 Description                        Page No.
-----------       -------------------------------              ----------

EX-10.4           Employment Agreement dated May 7, 1999,
                  between Harrah's Entertainment, Inc. and
                  Marilyn G. Winn.

EX-10.5           Severance Agreement dated May 7, 1999,
                  between Harrah's Entertainment, Inc. and
                  Marilyn G. Winn.

EX-11             Computation of per share earnings.

EX-27             Financial Data Schedule.