Form 10-Q
period 1999-09-30
HARRAHS ENTERTAINMENT INC
filed 1999-11-12
CIK 858339

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                              5100 W. Sahara Blvd.
                            Las Vegas, Nevada 89146
                (Current address of principal executive offices)
                                 (702) 579-2300
              (Registrant's telephone number, including area code)

                                1023 Cherry Road
                            Memphis, Tennessee 38117
                 (Former address of principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes |X|             No |_|

     At September 30, 1999, there were outstanding 128,592,981 shares of the Company's Common Stock.

                              Exhibit Index Page 40

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

                          HARRAH'S ENTERTAINMENT, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

(In thousands, except share amounts)                         Sept. 30,        Dec. 31,
                                                                 1999            1998
                                                          -----------     -----------
ASSETS
Current assets
  Cash and cash equivalents                               $   189,990     $   158,995
  Receivables, less allowance for doubtful
    accounts of $42,447 and $14,356                            94,643          55,043
  Deferred income tax benefits                                 30,578          22,478
  Prepayments and other                                        44,981          27,521
  Inventories                                                  32,257          15,306
                                                          -----------     -----------
      Total current assets                                    392,449         279,343
                                                          -----------     -----------

Land, buildings, riverboats and equipment                   3,894,844       2,660,004
Less: accumulated depreciation                               (904,363)       (789,847)
                                                          -----------     -----------
                                                            2,990,481       1,870,157
Excess of purchase price over net assets
  of business acquired, net of amortization
  of $51,040 and $40,051 (Note 2)                             532,896         383,450
Investments in and advances to nonconsolidated
  affiliates                                                  262,438         273,508
Deferred costs, trademarks, notes receivable and
  other assets                                                574,877         479,874
                                                          -----------     -----------

                                                          $ 4,753,141     $ 3,286,332
                                                          ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                        $    54,964     $    57,864
  Construction payables                                         7,172             629
  Accrued expenses                                            303,233         172,021
  Current portion of long-term debt                             2,939           2,332
                                                          -----------     -----------
      Total current liabilities                               368,308         232,846

Long-term debt                                              2,514,881       1,999,354
Deferred credits and other                                    111,076         112,362
Deferred income taxes                                         199,655          75,457
                                                          -----------     -----------

                                                            3,193,920       2,420,019
                                                          -----------     -----------
Minority interests                                             15,343          14,906
                                                          -----------     -----------
Commitments and contingencies (Notes 2, 4, 6, 7 and 8)

Stockholders' equity
  Common stock, $0.10 par value, authorized
    360,000,000 shares, outstanding 128,592,981
    and 102,188,018 shares (net of 3,970,397 and
    3,036,562 shares held in treasury)                         12,859          10,219
  Capital surplus                                             965,896         407,691
  Retained earnings                                           584,319         451,410
  Accumulated other comprehensive income                          538           6,567
  Deferred compensation related to restricted stock           (19,734)        (24,480)
                                                          -----------     -----------
                                                            1,543,878         851,407
                                                          -----------     -----------

                                                          $ 4,753,141     $ 3,286,332
                                                          ===========     ===========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

(In thousands, except per share                  Third Quarter Ended               Nine Months Ended
 amounts)                                   Sept. 30,       Sept. 30,       Sept. 30,       Sept. 30,
                                                1999            1998            1999            1998
                                         -----------     -----------     -----------     -----------
Revenues
  Casino                                 $   658,996     $   489,872     $ 1,824,558     $ 1,220,275
  Food and beverage                           70,780          67,549         279,320         171,807
  Rooms                                      108,011          44,771         234,449         114,539
  Management fees                             21,737          16,309          56,732          48,646
  Other                                       33,140          23,632          97,109          60,701
  Less: casino promotional allowances        (78,610)        (55,891)       (215,309)       (136,645)
                                         -----------     -----------     -----------     -----------
      Total revenues                         814,054         586,242       2,276,859       1,479,323
                                         -----------     -----------     -----------     -----------
Operating expenses
  Direct
    Casino                                   332,988         255,660         948,911         651,245
    Food and beverage                         58,922          32,936         171,165          86,829
    Rooms                                     17,182          11,253          50,776          31,673
  Depreciation of buildings,
    riverboats and equipment                  47,381          33,810         141,136          94,883
  Development costs                            1,890           2,701           4,160           6,621
  Write-downs, reserves and
    recoveries                                   208              --          (1,267)          1,847
  Project opening costs                          183           1,161             580           7,157
  Other                                      169,730         123,289         492,539         317,042
                                         -----------     -----------     -----------     -----------
      Total operating expenses               628,484         460,810       1,808,000       1,197,297
                                         -----------     -----------     -----------     -----------
        Operating profit                     185,570         125,432         468,859         282,026

  Corporate expense                          (11,894)         (9,443)        (33,317)        (25,029)
  Relocation of corporate offices             (3,030)             --          (7,522)             --
  Equity in losses of
    nonconsolidated affiliates               (10,228)         (2,404)        (23,049)         (8,706)
  Venture restructuring costs                     --          (1,062)            397          (3,521)
  Amortization of goodwill and
    trademarks                                (4,497)         (3,321)        (13,460)         (5,647)
                                         -----------     -----------     -----------     -----------
Income from operations                       155,921         109,202         391,908         239,123
Interest expense, net of interest
  capitalized                                (48,162)        (36,409)       (147,749)        (81,358)
Gains on sales of equity interests
  in nonconsolidated affiliates               16,300              --          16,300          13,155
Other (expense) income, net,
  including interest income                     (644)            273           5,926           5,798
                                         -----------     -----------     -----------     -----------
Income before income taxes and
  minority interests                         123,415          73,066         266,385         176,718
Provision for income taxes                   (44,875)        (27,091)        (98,255)        (65,043)
Minority interests                            (3,496)         (1,773)         (7,818)         (5,551)
                                         -----------     -----------     -----------     -----------
Income before extraordinary losses            75,044          44,202         160,312         106,124
Extraordinary losses on early
  extinguishments of debt, net of
  income tax benefit of $222,
  $5,990 and $9,755                             (410)             --         (11,033)        (18,280)
                                         -----------     -----------     -----------     -----------
Net income                               $    74,634     $    44,202     $   149,279     $    87,844
                                         ===========     ===========     ===========     ===========

                          HARRAH'S ENTERTAINMENT, INC.
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Continued)
                                   (UNAUDITED)

(In thousands, except per share                  Third Quarter Ended                    Nine Months Ended
 amounts)                                  Sept. 30,        Sept. 30,           Sept. 30,        Sept. 30,
                                               1999             1998                1999             1998
                                          ---------        ---------          ----------       ----------
Earnings per share-basic
  Income before extraordinary losses      $    0.59        $    0.44          $     1.27       $     1.06
  Extraordinary losses, net                       -                -               (0.09)           (0.18)
                                          ---------        ---------          ----------       ----------
    Net income                            $    0.59        $    0.44          $     1.18       $     0.88
                                          =========        =========          ==========       ==========
Earnings per share-diluted
  Income before extraordinary losses      $    0.58        $    0.44          $     1.25       $     1.05
  Extraordinary losses, net                       -                -               (0.09)           (0.18)
                                          ---------        ---------          ----------       ----------
    Net income                            $    0.58        $    0.44          $     1.16       $     0.87
                                          =========        =========          ==========       ==========

Average common shares outstanding           126,338          100,271             126,001          100,204
                                          =========        =========          ==========       ==========
Average common and common
  equivalent shares outstanding             129,355          100,911             128,269          101,278
                                          =========        =========          ==========       ==========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(In thousands)                                                     Nine Months Ended
                                                            Sept. 30,       Sept. 30,
                                                                1999            1998
                                                         -----------     -----------
Cash flows from operating activities
  Net income                                             $   149,279     $    87,844
  Adjustments to reconcile net income to cash
    flows from operating activities
      Extraordinary losses, before income taxes               17,023          27,311
      Depreciation and amortization                          172,029         114,595
      Other noncash items                                     34,644          30,766
      Minority interests' share of income                      7,818           5,551
      Equity in losses of nonconsolidated
        affiliates                                            23,049           8,706
      Realized gains on sales of equity interests
        in nonconsolidated affiliates                        (16,300)        (13,155)
      Net (gains) losses from asset sales                     (1,752)             19
      Net change in long-term accounts                        24,309          14,314
      Net change in working capital accounts                 (13,472)        (30,606)
                                                         -----------     -----------
          Cash flows provided by operating activities        396,627         245,345
                                                         -----------     -----------
Cash flows from investing activities
  Land, buildings, riverboats and equipment additions       (256,446)       (101,527)
  Investments in and advances to nonconsolidated
    affiliates                                               (37,231)        (51,847)
  Purchase of minority interest in subsidiary                (26,000)             --
  Proceeds from sales of equity interests in
    nonconsolidated affiliates                                31,924          17,000
  Cash acquired in acquisitions                               50,226              --
  Proceeds from asset sales                                   11,587             229
  Decrease in construction payables                           (6,543)         (6,628)
  Acquisition of Showboat, Inc., net of cash
    acquired                                                      --        (477,952)
  Purchase of marketable equity securities                        --         (65,898)
  Decrease (Increase) in notes receivable                     13,618         (22,908)
  Other                                                       (4,682)         (4,276)
                                                         -----------     -----------
          Cash flows used in investing activities           (223,547)       (713,807)
                                                         -----------     -----------
Cash flows from financing activities
  Net borrowings under Bank Facility                         898,596       1,073,300
  Net repayments under retired revolving credit
    facility                                              (1,086,000)             --
  Proceeds from issuance of senior notes, net of
    discount and issue costs of $5,980                       494,020              --
  Early extinguishments of debt                             (418,114)       (560,708)
  Scheduled debt retirements                                  (4,457)         (2,121)
  Premiums paid on early extinguishments of debt              (2,379)        (24,569)
  Purchases of treasury stock                                (16,370)             --
  Minority interests' distributions, net of
    contributions                                             (7,381)         (5,138)
                                                         -----------     -----------
          Cash flows (used in) provided by financing
            activities                                      (142,085)        480,764
                                                         -----------     -----------
Net increase in cash and cash equivalents                     30,995          12,302
Cash and cash equivalents, beginning of period               158,995         116,443
                                                         -----------     -----------
Cash and cash equivalents, end of period                 $   189,990     $   128,745
                                                         ===========     ===========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

(In thousands)                                  Third Quarter Ended           Nine Months Ended
                                             Sept. 30,     Sept. 30,     Sept. 30,     Sept. 30,
                                                 1999          1998          1999          1998
                                            ---------     ---------     ---------     ---------
Net income                                  $  74,634     $  44,202     $ 149,279     $  87,844
                                            ---------     ---------     ---------     ---------

Other comprehensive income
  Foreign currency translation
    adjustment, net of tax (benefit)
    provision of $(1,344), $(1,700),
    $445 and $(2,051)                          (1,561)       (2,202)          727        (2,774)
  Unrealized gains (losses) on
    available-for-sale securities:
      Unrealized holding gains (losses)
        arising during period, net of
        tax provision (benefit) of $471,
        $(167), $1,750 and $(322)                 768          (272)        2,855          (515)
      Less: reclassification adjustment,
        net of tax provision of $5,890,
        for realized gain included in
        income                                 (9,611)          --         (9,611)          --
                                            ---------     ---------     ---------     ---------

  Other comprehensive income                  (10,404)       (2,474)       (6,029)       (3,289)
                                            ---------     ---------     ---------     ---------
Comprehensive income                        $  64,230     $  41,728     $ 143,250     $  84,555
                                            =========     =========     =========     =========

     See accompanying notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

Note 1 - Basis of Presentation and Organization
-----------------------------------------------

     Harrah's Entertainment, Inc. ("Harrah's Entertainment", the "Company", "we", "our" or "us", and including our subsidiaries where the context requires), a Delaware corporation, is one of America's leading casino companies. Our casino entertainment facilities, operating under the Harrah's, Rio and Showboat brand names, include casino hotels in Reno, Lake Tahoe, Las Vegas and Laughlin, Nevada; two casino hotel properties in Atlantic City, New Jersey; and riverboat and dockside casinos in Joliet, Illinois; East Chicago, Indiana; Shreveport, Louisiana; Tunica and Vicksburg, Mississippi; and North Kansas City and St. Louis, Missouri. We also manage casinos on Indian lands near Phoenix, Arizona; Cherokee, North Carolina; and Topeka, Kansas. We also manage the Star City casino in Sydney, Australia, and the Harrah's casino in New Orleans, Louisiana. We discontinued management of a casino in Auckland, New Zealand, as of the end of second quarter 1998, and an Indian casino near Seattle, Washington during fourth quarter 1998.

     Certain amounts for the prior year third quarter and first nine months have been reclassified to conform with the current year presentation.

Note 2 - Acquisitions
---------------------

         We are accounting for each of the transactions described below as a purchase. Accordingly, the purchase price is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values determined by a variety of sources, including independent appraisals, discounted cash flows, quoted market prices and estimates made by management. For the Showboat transaction, the allocation of the purchase price was completed in second quarter 1999. For the Rio transaction, the allocation of the purchase price will be completed within one year from the date of the acquisition. To the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess will be allocated to goodwill and amortized over a period of 40 years. For periods prior to the finalization of the purchase price allocation, our financial statements include estimated goodwill amortization expense.

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

         In April 1999, we announced plans to sell certain of our interests in Star City casino in Sydney, Australia to TABCORP Holdings Limited, ("TABCORP"), an Australia-based company, in connection with that company's intention to offer to acquire the issued and outstanding shares of Star City Holdings Ltd., ("SCHL"). At that time we owned 135 million shares of Star City Holdings Ltd. and 37 million options to purchase additional ordinary shares. Subsequent to third quarter 1999, we engaged in a series of transactions to divest our outstanding shares and options of SCHL and received pretax proceeds of approximately US$141.5 million. A pretax gain on the sale of these shares and options of approximately $47.0 million will be recognized in fourth quarter 1999. The sale of our remaining interests, consisting primarily of our management contract for the Star City casino, is expected to close in first quarter 2000.

         At the time of the Showboat acquisition, the Las Vegas Showboat property was determined to be a non-strategic asset and is being reported as an asset-held-for-sale in our financial statements. In July 1999 we announced that we have reached an agreement to sell Showboat Las Vegas. The sale is expected to close in first quarter 2000, subject to certain conditions, including regulatory approval. At September 30, 1999, the estimated net realizable value of this property, net of estimated selling expenses, carrying costs and interest costs through the assumed date of sale, is included in Deferred costs, trademarks, notes receivable and other assets in the Consolidated Condensed Balance Sheets.

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

         The following unaudited pro forma consolidated financial information for the Company has been prepared assuming that the acquisitions and the Showboat and Rio debt extinguishments discussed above had occurred on the first day of the period:

                                             Quarter Ended  Nine Months Ended
                                             Sept 30, 1998      Sept 30, 1998
                                             -------------      -------------
(In millions, except
 per share amounts)

Revenues                                          $  693.3           $2,018.1
                                                  ========           ========

Income from operations                            $  126.0           $  314.8
                                                  ========           ========

Income before extraordinary
  losses                                          $   50.2           $  111.6
                                                  ========           ========


Net income                                        $   50.2           $   92.3
                                                  ========           ========

Earnings per share - diluted
  Income before extraordinary losses              $   0.40           $   0.88
                                                  ========           ========

  Net income                                      $   0.40           $   0.74
                                                  ========           ========

These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had the acquisitions been completed as of the beginning of the period, or of future results.

Players International, Inc.- In August 1999, we announced the signing of a definitive agreement to acquire Players International, Inc. (Players). Players operates a dockside riverboat casino on the Ohio River in Metropolis, Illinois; two cruising riverboat casinos in Lake Charles, Louisiana; two dockside riverboat casinos in Maryland Heights, Missouri, and a horse racetrack in Paducah, Kentucky. Players and Harrah's jointly operate a landside hotel and entertainment facility at the Maryland Heights property, a suburb of St. Louis. Under the terms of the agreement, Players' shareholders will receive $8.50 in cash for each share outstanding and we will assume approximately $150 million of Players' debt. We expect to fund the acquisition through our Bank Facility. The acquisition will be accounted for as a purchase, and the purchase price will be allocated to the underlying assets and liabilities based upon their estimated values at the date of acquisition. Players stockholders approved the proposed merger at a special stockholders meeting held October 28, 1999, however, the transaction is subject to various conditions, including regulatory approvals and other third party approvals.

        Prior to entering into the agreement with us, Players terminated a previously announced merger agreement with another gaming company. As a result of this termination of that agreement, Players paid a $13.5 million break-up fee pursuant to that agreement's terms. In connection with our agreement with Players, we agreed to provide the funds necessary to make this payment. Players must reimburse us for this advance, plus pay an additional termination fee, should certain events occur resulting in the termination of our agreement with Players. The funds we have advanced are a component of the total purchase price we will pay for Players. Pending the completion of the transaction, this $13.5 million is included in Deferred costs, trademarks, notes receivable and other assets in the Consolidated Condensed Balance Sheets.

Note 3 - Stockholders' Equity
-----------------------------

     In addition to its common stock, Harrah's Entertainment has the following classes of stock authorized but unissued:

     Preferred stock, $100 par value, 150,000 shares authorized
     Special stock, $1.125 par value, 5,000,000 shares authorized -
       Series A Special Stock, 2,000,000 shares designated

         In July 1999, our Board of Directors authorized the repurchase in open market and other transactions of up to 10 million shares of the Company's common stock. We expect to acquire our shares from time to time at prevailing market prices through the December 31, 2000, expiration of the approved plan. At September 30, 1999, we had repurchased 0.3 million shares under the provisions of this plan. These repurchases are in addition to 0.5 million shares repurchased earlier this year in connection with the increase of our ownership interest in the East Chicago property.

Note 4 - Long-Term Debt
-----------------------

Revolving Credit Facilities
---------------------------

         On April 30, 1999, we consummated new revolving credit and letter of credit facilities (the "Bank Facility") in the amount of $1.6 billion. This Bank Facility consists of a five-year $1.3 billion revolving credit and letter of credit facility maturing in 2004 and a separate $300 million revolving credit facility which is renewable annually, at the borrower's and lenders' options. Currently, the Bank Facility bears interest based upon 80 basis points over LIBOR for current borrowings under the five-year facility and 85 basis points over LIBOR for the 364-day facility. In addition, there is a facility fee for borrowed and unborrowed amounts which is currently 20 basis points on the five-year, $1.3 billion facility and 15 basis points on the 364-day, $300 million facility. The interest rate and facility fee are based on our current debt ratings and leverage ratio and may change as our debt ratings and leverage ratio change. Proceeds from the Bank Facility were used to retire our previous revolving credit facility scheduled to mature in 2000 (the "Previous Facility") and to retire Rio's revolving credit facility scheduled to mature in 2003 and Rio's 10 5/8% Senior Subordinated Notes due 2005 and 9 1/2% Senior Subordinated Notes due 2007.

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

                                        Swap Rate
                        Swap Rate       Received
                        Paid            (Variable) at        Swap
Notional Amount         (Fixed)         Sept. 30, 1999       Maturity
---------------         ---------       --------------       ------------
$50 million             6.985%           5.513%              March 2000
$50 million             6.951%           5.513%              March 2000
$50 million             6.945%           5.511%              March 2000
$50 million             6.651%           5.370%              May 2000
$50 million             5.788%           5.528%              June 2000
$50 million             5.785%           5.528%              June 2000

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

Note 5 - Supplemental Cash Flow Disclosures
-------------------------------------------

Cash Paid for Interest and Taxes
--------------------------------

     The following table reconciles our interest expense, net of interest capitalized, per the Consolidated Condensed Statements of Income, to cash paid for interest:

                                                           Nine Months Ended
                                                         Sept. 30,     Sept. 30,
(In thousands)                                               1999          1998
                                                        ---------     ---------
Interest expense, net of amount capitalized             $ 147,749     $  81,358
Adjustments to reconcile to cash paid for interest:
  Net change in accruals                                  (12,824)      (12,368)
  Amortization of deferred finance charges                 (3,537)       (3,307)
  Net amortization of discounts and premiums               (2,757)        1,091
                                                        ---------     ---------
Cash paid for interest, net of amount capitalized       $ 128,631     $  66,774
                                                        =========     =========
Cash payments of income taxes, net of refunds           $  13,782     $  32,952
                                                        =========     =========


Note 6 - Commitments and Contingent Liabilities
-----------------------------------------------

New Orleans Casino Development
------------------------------

         We have an approximate 43% ownership interest in Jazz Casino Company, L.L.C. ("JCC"), the company which owns and operates the exclusive land-based casino (the "Casino") in New Orleans, Louisiana. We manage that Casino pursuant to a management agreement between JCC and a subsidiary of our Company. We have
(i) guaranteed JCC's initial $100 million annual payment under the Casino operating contract to the State of Louisiana gaming board (the "State Guarantee"); (ii) guaranteed $166.5 million of a $236.5 million JCC bank credit facility; and (iii) made a $22.5 million subordinated loan to JCC to finance construction of the Casino.

         With respect to the State Guarantee, we are obligated to guarantee JCC's first $100 million annual payment obligation commencing upon the October 28, 1999, opening of the Casino, and, if certain cash flow tests (for the renewal periods beginning April 1, 2001) and other conditions are satisfied each year, to renew the guarantee beginning April 1, 2000, for each 12 month period ending March 31, 2004. Our obligations under the guarantee for the first year of operations or any succeeding 12 month period is limited to a guarantee of the $100 million payment obligation of

JCC for the 12 month period in which the guarantee is in effect and is secured by a first priority lien on JCC's assets. JCC's payment obligation (and therefore the amount we have guaranteed) is $100 million at the commencement of each 12 month period under the Casino operating contract and declines on a daily basis by 1/365 of $100 million to the extent payments are made each day by JCC to Louisiana's gaming board.

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

Contractual Commitments
-----------------------

     We continue to pursue additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties, guarantees by the Company of third party debt and development completion guarantees. Excluding guarantees and commitments for the New Orleans casino project discussed above, as of September 30, 1999, we had guaranteed third party loans and leases of $107 million, which are secured by certain assets, and had commitments of $252 million, primarily construction-related.

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

         The agreements under which we manage casinos on Indian lands contain provisions required by law which provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled payments of borrowings for development costs. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. As of September 30, 1999, the aggregate monthly commitment pursuant to these contracts, which extend for periods of up to 39 months from September 30, 1999, was $1.2 million.

Severance Agreements
--------------------

     As of September 30, 1999, we have severance agreements with 44 of our senior executives, which provide for payments to the executives in the event of their termination after a change in control, as defined. These agreements provide, among other things, for a compensation payment of 1.5 to 3.0 times the executive's average annual compensation, as defined, as well as for accelerated payment or accelerated vesting of any compensation or awards payable to the executive under any of our incentive plans. The estimated amount, computed as of September 30, 1999, that would be payable under the agreements to these executives based on earnings and stock options aggregated approximately $101.9 million.


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

Note 8 - Nonconsolidated Affiliates
-----------------------------------

     Summarized balance sheet and income statement information of nonconsolidated affiliates as of September 30, 1999 and December 31, 1998, and for the third quarters and first nine months ended September 30, 1999 and 1998 is included in the following tables.

(In thousands)                                           Sept. 30,       Dec. 31,
                                                             1999           1998
                                                       ----------     ----------
Combined Summarized Balance Sheet Information
  Current assets                                       $   78,697     $  111,218
  Land, buildings and equipment, net                    1,114,416      1,094,195
  Other assets                                            370,807        355,505
                                                       ----------     ----------
    Total assets                                        1,563,920      1,560,918
                                                       ----------     ----------
  Current liabilities                                      74,963         96,095
  Long-term debt                                          844,938        808,334
                                                       ----------     ----------
    Total liabilities                                     919,901        904,429
                                                       ----------     ----------
      Net assets                                       $  644,019     $  656,489
                                                       ==========     ==========

                                       Third Quarter Ended         Nine Months Ended
(In thousands)                        Sept. 30,     Sept. 30,     Sept. 30,     Sept. 30,
                                          1999          1998          1999          1998
                                     ---------     ---------     ---------     ---------
Combined Summarized Statements of
  Operations
    Revenues                         $ 131,646     $ 142,581     $ 319,302     $ 161,664
                                     =========     =========     =========     =========

    Operating loss                   $     760     $ (10,295)    $ (15,252)    $ (26,102)
                                     =========     =========     =========     =========

    Net loss                         $ (25,027)    $ (20,042)    $ (52,314)    $ (35,311)
                                     =========     =========     =========     =========

         Our share of nonconsolidated affiliates' combined net operating results are reflected in the accompanying Consolidated Condensed Statements of Income as Equity in losses of nonconsolidated affiliates.

         Our investments in and advances to nonconsolidated affiliates are reflected in the accompanying Consolidated Condensed Balance Sheets as follows:

(In thousands)                                            Sept. 30,      Dec. 31,
                                                              1999          1998
                                                          --------      --------
Investments in and advances to
  nonconsolidated affiliates
   Accounted for under the equity method                  $261,904      $231,366
   Accounted for at historical cost                             --        15,087
   Equity securities available-for-sale and
     recorded at market value                                  534        27,055
                                                          --------      --------
                                                          $262,438      $273,508
                                                          ========      ========

         In first quarter 1999, a gaming equipment manufacturing company announced its plans to acquire all of the outstanding shares of Sodak Gaming, Inc. ("Sodak") for $10 per share. We owned approximately 3 million shares of Sodak's common stock. The acquisition of Sodak was completed during third quarter 1999, generating approximately $32 million in pretax proceeds and a pretax gain of $16 million for our company.

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


Note 9 - Summarized Financial Information
------------------------------------------

     Harrah's Operating Company, Inc. ("HOC") is a wholly-owned subsidiary and the principal asset of Harrah's Entertainment. HOC is the issuer of certain debt securities which have been guaranteed by Harrah's Entertainment. Due to the comparability of HOC's consolidated financial information with that of Harrah's Entertainment, complete separate financial statements and other disclosures regarding HOC have not been presented. Management has determined that such information is not material to holders of HOC's debt securities. Summarized financial information of HOC as of September 30, 1999 and December 31, 1998, and for the third quarters and first nine months ended September 30, 1999 and 1998, prepared on the same basis as Harrah's Entertainment, was as follows:

                                                      Sept. 30,          Dec. 31,
                                                          1999              1998
                                                    ----------        ----------
(In thousands)

Current assets                                      $  393,805        $  271,247

Land, buildings, riverboats and
  equipment, net                                     2,990,481         1,870,157
Other assets                                         1,370,129         1,136,750
                                                    ----------        ----------

                                                     4,754,415         3,278,154
                                                    ----------        ----------

Current liabilities                                    354,872           209,651
Long-term debt                                       2,514,881         1,999,354
Other liabilities                                      310,731           187,247
Minority interests                                      15,343            14,906
                                                    ----------        ----------
                                                     3,195,827         2,411,158
                                                    ----------        ----------

    Net assets                                      $1,558,588        $  866,996
                                                    ==========        ==========

                                    Third Quarter Ended           Nine Months Ended
                                 Sept. 30,     Sept. 30,     Sept. 30,     Sept. 30,
(In thousands)                       1999          1998          1999          1998
                               ----------    ----------    ----------    ----------
Revenues                       $  813,921    $  579,149    $2,276,518    $1,479,261
                               ==========    ==========    ==========    ==========

Income from operations         $  154,934    $  100,100    $  391,790    $  239,229
                               ==========    ==========    ==========    ==========

Income before extraordinary
  losses                       $   74,401    $   38,286    $  160,235    $  106,193
                               ==========    ==========    ==========    ==========

Net income                     $   73,991    $   38,286    $  149,202    $   87,913
                               ==========    ==========    ==========    ==========

         Certain of our debt guarantees contain covenants which, among other things, place limitations on HOC's ability to pay dividends and make other restricted payments, as defined, to Harrah's Entertainment. The amount of HOC's restricted net assets, as defined, computed in accordance with the most restrictive of these covenants regarding restricted payments, was approximately $1.5 billion at September 30, 1999.

                Management's Discussion and Analysis of Financial
                -------------------------------------------------
                       Condition and Results of Operations
                       -----------------------------------

     The following discussion and analysis of the financial position and operating results of Harrah's Entertainment, Inc., (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as "Harrah's Entertainment", "Company", "we", "our" and "us") for third quarter 1999 and 1998, updates, and should be read in conjunction with, Management's Discussion and Analysis of Financial Position and Results of Operations presented in our 1998 Annual Report.

         We are one of the leading casino entertainment companies in the United States, operating casinos in more markets than any other casino company. We seek to differentiate ourselves through a unique strategy aimed at building loyalty to the Company's brands from our guests. Our strategy is comprised of four integrated components: national geographic distribution, quality facilities, proprietary technology and superior customer service. We begin our review of our year-to-date 1999 results with a discussion of two acquisitions, one completed on January 1, 1999 and the second announced during the third quarter 1999, which reflect our pursuit of our strategy.


ACQUISITIONS
------------

PLAYERS - In August 1999, we announced the signing of a definitive agreement to acquire Players International, Inc. (Players). Players operates a dockside riverboat casino on the Ohio River in Metropolis, Illinois; two cruising riverboat casinos in Lake Charles, Louisiana; two dockside riverboat casinos in Maryland Heights, Missouri, and a horse racetrack in Paducah, Kentucky. Players and Harrah's jointly operate a landside hotel and entertainment facility at the Maryland Heights property, a suburb of St. Louis. Under the terms of the agreement, Players' shareholders will receive $8.50 in cash for each share outstanding and we will assume approximately $150 million of Players' debt. We expect to fund the acquisition through our Bank Facility. The acquisition will be accounted for as a purchase, and the purchase price will be allocated to the underlying assets and liabilities based upon their estimated values at the date of acquisition. Players stockholders approved the proposed merger at a special stockholders meeting held October 28, 1999, however, the transaction is subject to various conditions, including regulatory approvals and other third party approvals.

     Prior to entering into the agreement with us, Players terminated a previously announced merger agreement with another gaming company. As a result of the termination of that agreement, Players paid a $13.5 million break-up fee pursuant to that agreement's terms. In connection with our agreement with Players, we agreed to provide the funds necessary to make this payment. Players must reimburse us for this advance, plus pay an additional termination fee should certain events occur resulting in the termination of our agreement with Players. The funds we have advanced are a component of the total purchase price we will pay for Players. Pending the completion of the transaction, this $13.5 million is included in Deferred costs, trademarks, notes receivable and other assets in the Consolidated Condensed Balance Sheet.

RIO - On January 1, 1999, we completed our merger with Rio Hotel & Casino, Inc. ("Rio"). In connection with the merger, we issued approximately 25 million shares of our common stock and assumed Rio's outstanding debt of $435 million face amount. The acquisition is being accounted for as a purchase. Accordingly, the purchase price is being allocated to the underlying assets and liabilities based upon their estimated fair values at the date of acquisition. We determine the estimated fair values based on independent appraisals, discounted cash flows, quoted market prices and estimates made by management. The allocation of the purchase price will be completed by the end of 1999. To the extent that the purchase price exceeds the fair value of the net identifiable tangible assets acquired, such excess will be allocated to goodwill and amortized over 40 years. For periods prior to the completion of the purchase price allocation, our financial statements include estimated goodwill amortization expense.

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


OPERATING RESULTS AND DEVELOPMENT PLANS
---------------------------------------
Overall
-------

         Third quarter 1999 results reflect the impact of the addition of Rio and the consolidation of East Chicago in January 1999, but even without them we experienced a 9.7% increase in revenue and a 14.8% increase in income from operations. This growth in our year-over-year comparable results is due to the continued execution of our customer loyalty and growth strategy and cost-control management. Our Harrah's brand benefited from both local repeat business and cross-market customer visits generated through our marketing programs.

                                       Third Quarter                            Nine Months Ended
                                       -------------         Percentage         -----------------          Percentage
(in millions, except                                          Increase/      Sept. 30,       Sept. 30,      Increase/
 earnings per share)                  1999        1998       (Decrease)          1999            1998      (Decrease)
                                     -----       ------      ----------      --------        --------      ----------
Revenues                            $814.1       $586.2         38.9%        $2,276.9        $1,479.3         53.9%
Operating profit                     185.6        125.4         48.0%           468.9           282.0         66.3%
Income from operations               155.9        109.2         42.8%           391.9           239.1         63.9%
Income before extraordinary
  losses                              75.0         44.2         69.7%           160.3           106.1         51.1%
Net income                            74.6         44.2         68.8%           149.3            87.8         70.0%
Earnings per share - diluted
  Before extraordinary losses         0.58         0.44         31.8%            1.25            1.05         19.0%
  Net income                          0.58         0.44         31.8%            1.16            0.87         33.3%
Operating margin                      19.1%        18.6%         0.5pts          17.2%           16.2%         1.0pts

Revenues for third quarter 1999 increased 38.9% over third quarter 1998. This increase was driven by the addition of revenues from the Rio and East Chicago properties, record revenues at Harrah's properties in Las Vegas, Laughlin, Atlantic City, Joliet, St. Louis, North Kansas City and Tunica, and increased management fees from Harrah's-brand casinos on Indian lands. These factors also contributed to increased operating income, net income and earnings per share over prior year.

         Revenues for the nine months ended September 30, 1999 were up 53.9% over revenues for the same period last year. While this increase was driven primarily by the addition of revenues from the Showboat and Rio properties, revenues excluding these recently acquired properties were up 9.5%.

Western Region
--------------
                                   Third Quarter                            Nine Months Ended
                                   -------------         Percentage         -----------------          Percentage
(in millions)                                             Increase/      Sept. 30,       Sept. 30,      Increase/
                                  1999        1998       (Decrease)          1999            1998      (Decrease)
                                 -----       ------      ----------      --------        --------      ----------
Casino revenues                 $195.1       $132.2        47.6%         $547.9          $347.9           57.5%
Total revenues                   300.4        183.6        63.6%          865.8           489.5           76.9%
Operating profit                  57.6         37.7        52.8%          146.4            77.9           87.9%
Operating margin                  19.2%        20.5%       (1.3)pts        16.9%           15.9%           1.0pts

     The addition of Rio plus increased third quarter revenues at all Harrah's properties in the Western region, except Harrah's Lake Tahoe, resulted in a 63.6% increase over third quarter 1998 in this region. Despite record volume, revenues at Harrah's Lake Tahoe were down slightly from last year as a result of low hold percentage, particularly in high limit table games. Overall, revenues at Northern Nevada properties were 1.7% lower than in third quarter 1998 and operating profit was down 13.1%. Third quarter revenues at Southern Nevada properties, excluding Rio which was acquired January 1, 1999, were up 5.5% over last year and operating income was 41.6% higher than in the same period last year. These increases were driven by more effective marketing programs, cross-market visitation and improved margins.

         For the nine months ended September 30, 1999, revenues increased 4.0% in Northern Nevada and 6.7% in Southern Nevada, excluding Rio, and operating income increased 29.8% in Southern Nevada and remained flat in Northern Nevada compared to the same nine month period last year. Rio contributed $349.6 million in revenue and $59.8 million operating profit for the nine months ended September 30, 1999.

         In first quarter 1999, Rio began construction of a showroom complex as an addition to Rio's existing entertainment venues. The showroom will include a 1,500 seat, state-of-the-art theater with balcony; a three-level lobby with hospitality center; and a theater promenade with approximately 10,000 square feet of retail space. The showroom complex will be located adjacent to the Pavilion, Rio's new 110,000 square foot entertainment/convention complex which opened in March 1999. The showroom complex is expected to cost approximately $35 million, of which $19.0 million had been spent through September 30, 1999. Completion is scheduled for second quarter 2000.

         At the time of the Showboat acquisition, the Showboat Las Vegas property was determined to be a nonstrategic asset for us and is being reported as an asset held-for-sale in our financial statements. In July 1999, we announced that we have reached an agreement to sell Showboat Las Vegas. The sale is expected to close in first quarter 2000, subject to certain conditions, including regulatory approval. No gain or loss is expected to be recorded on this sale.

         In June 1999, we purchased properties adjacent to our casino in Reno, Nevada. We are in the process of demolishing the buildings on the site and plan to develop a plaza area. Long-term plans for the site are being developed.


Eastern Region
--------------

                                THIRD QUARTER             Percentage            NINE MONTHS ENDED             Percentage
                                                           Increase/          Sept. 30,       Sept. 30,        Increase/
(in millions)                     1999         1998       (DECREASE)              1999            1998        (DECREASE)
                                ------       ------       ----------           -------         -------        ----------

Casino revenues                 $203.7       $186.6             9.2%            $554.7          $378.7             46.5%
Total revenues                   219.0        204.3             7.2%             594.7           414.5             43.5%
Operating profit                  57.5         51.6            11.4%             139.0            96.4             44.2%
Operating margin                  26.3%        25.3%            1.0pts            23.4%           23.3%             0.1pts


     Harrah's Atlantic City's revenues increased 10.3% in third quarter 1999 and operating profit increased 24.2% over the same period last year. Revenues increased 9.0% and operating income increased 17.5% over the same nine month period last year at Harrah's Atlantic City. Showboat Atlantic City's revenue increased 4.0% in third quarter over the same period last year while operating income remained flat compared to the same period. The Eastern region's results for first nine months of 1998 include Showboat Atlantic City for the four months subsequent to our June 1, 1998 acquisition.


Central Region
--------------

                                   Third QUARTER          Percentage             NINE MONTHS ENDED            Percentage
                                                           Increase/           Sept 30,        Sept 30,        Increase/
(in millions)                     1999         1998       (DECREASE)              1999            1998        (DECREASE)
                                ------       ------       ----------           -------         -------        ----------

Casino revenues                 $260.1       $171.1            52.0%            $722.0          $493.7             46.2%
Total revenues                   272.5        181.3            50.3%             758.1           523.9             44.7%
Operating profit                  58.2         29.8            95.3              150.2            98.8             52.0%
Operating margin                  21.4%        16.4%            5.0pts            19.8%           18.9%             0.9pts




Chicagoland - Revenues increased 44.8% at Harrah's Joliet compared to the third quarter of 1998, and operating profit increased 120.9% compared to the same period last year. For the nine months ended September 30, 1999, revenues were 28.4% above the comparable period last year, while operating income increased 30.6% over the prior year. In late June 1999, cruise scheduling and ticketing were eliminated at Harrah's Joliet, and business levels have increased noticeably since going dockside. On November 8, 1999, we opened our new 11-story 204-room hotel at this property. Estimated cost of this project is $29.1 million, and $18.1 million had been spent through September 30, 1999.

         In first quarter 1999, we consummated our agreement with our partners owning the other 45% ownership interest in the East Chicago Showboat property to increase our ownership interest to 99.55%, and partnership agreements were amended to give us greater flexibility in operating this property. Consequently, we began consolidating this partnership with the financial results of our other businesses in first quarter. The consideration for this increase in ownership was cash and stock. Also during first quarter 1999, this property was rebranded as a "Harrah's" property, and results subsequent to rebranding have been strong.

Louisiana - Harrah's Shreveport's revenues and operating profit for third quarter and first nine months decreased from the same period last year due to competitive conditions in the market.

Construction began in May 1999 on a 514-room hotel with almost 13,500 square feet of convention center space. The new hotel and amenity expansion is expected to cost $146.6 million, of which $10.3 million has been spent through September 30, 1999, and is scheduled to open in fourth quarter of 2000.

Mississippi - Combined second quarter revenues by Harrah's Mississippi properties increased 6.8% over third quarter 1998 and 5.0% for the first nine months of 1999. Results from Harrah's Tunica improved significantly over third quarter 1998, while operating profit at Harrah's Vicksburg declined from 1998.

     In March 1999, we consummated the sale of our original Tunica property to another casino company for cash and a note receivable. The note was collected in full in April 1999, and a gain was recognized in second quarter. Our gain from this disposition is not material.

Missouri - Harrah's North Kansas City's revenues for third quarter 1999 increased 11.3% over the same period in 1998, and operating profit increased 15.9% from third quarter last year. For the first nine months, revenues were 11.1% higher than in 1998, while operating income increased 6.2%.

         Third quarter revenues at Harrah's St. Louis-Riverport casino increased 34.0% over third quarter 1998. Operating profit increased 58.9% over the same period last year. Revenues for the first nine months of 1999 increased 36.9%, and operating income increased 93.1% over the same period last year. Our pro-rata share of the operating losses of the related shoreside facilities, which are owned jointly with Players, was $2.7 million for the quarter and $8.2 million for the first nine months of 1999. These losses are included in Equity in losses of nonconsolidated affiliates in the Consolidated Condensed Statements of Income (see Other Factors Affecting Net Income).

         Both Harrah's St. Louis and Harrah's North Kansas City were market-share leaders in their respective markets for the third quarter and first nine months of 1999.


Managed and Other Casinos
-------------------------

     Increases in our managed and other results were led by increases in management fees from the Star City casino in Sydney, Australia, for which we assumed management with the Showboat acquisition on June 1, 1998, and from our management of tribal-owned casino properties.

         See DEBT and LIQUIDITY section for further discussion of Harrah's guarantees of debt related to Indian projects.


Other Factors Affecting Net Income
----------------------------------

                                                THIRD QUARTER          Percentage           NINE MONTHS ENDED           Percentage
   (Income)/Expense                                                     Increase/          Sept. 30,     Sept. 30,       Increase/
   (in millions)                                 1999        1998      (DECREASE)              1999          1998       (DECREASE)
                                               ------      ------      ----------           -------       -------       ----------

   Development costs                           $  1.9      $  2.7          (29.6)%          $   4.2       $   6.6           (36.4)%
   Project opening costs                          0.2         1.2          (83.3)%              0.6           7.2           (91.7)%
   Corporate expense                             11.9         9.4           26.6 %             33.3          25.0            33.2 %
   Headquarters relocation expense                3.0           -            N/M                7.5             -             N/M
   Equity in losses of
     nonconsolidated affiliates                  10.2         2.4            N/M               23.0           8.7             N/M
   Write-downs, reserves and
     recoveries                                   0.2           -            N/M               (1.3)          1.8             N/M
   Venture restructuring costs                      -         1.1            N/M               (0.4)          3.5             N/M
   Amortization of goodwill                       4.5         3.3           36.4 %             13.5           5.6           141.1 %
   Interest expense, net                         48.2        36.4           32.4 %            147.7          81.4            81.4 %
   Gains on sales of equity
     interests in subsidiaries                  (16.3)          -            N/M              (16.3)        (13.1)           24.4 %
   Other (income)/expense                         0.6        (0.3)           N/M               (5.9)         (5.8)            1.7 %
   Effective tax rate                            36.4%       37.1%          (0.7)pts           36.9%         36.8%            0.1pts
   Minority interests                          $  3.5      $  1.8           94.4 %          $   7.8       $   5.6            39.3 %
   Extraordinary losses, net
     of income taxes                              0.4           -            N/M               11.0          18.3           (39.9)%
   Average common and common
     equivalent shares outstanding              129.4       100.9           28.2 %            128.3         101.3            26.7 %


         Development costs for third quarter 1999 decreased 29.6% from the same period last year, reflecting the continuing decline in development activity due to the limited number of new markets opening for development.

         Project opening costs for the first nine months of 1999 include costs incurred in connection with expansions, remodeling and conversions at existing properties. 1998 project opening costs included costs incurred in connection with an initiative to develop and implement strategies and employee training programs designed to better focus the Company on serving our targeted customers.

         Corporate expense increased 26.6% in third quarter 1999 from the prior year level due to increased expense related to employee incentive plans. Increased corporate expense for the nine months ended September 30, 1999, included approximately $2.0 million in consultant costs for a complete review of corporate services and expenses. The review generated ideas from employees to cut costs through internal department efficiencies, automation, capturing synergies, outsourcing and streamlining or eliminating select, underutilized internal products or services. These cost saving measures will be phased in over the next 12 to 18 months. $3.0 million of costs related to the relocation of the Company's headquarters to Las Vegas, Nevada, were expensed in third quarter, bringing the total for 1999 to $7.5 million.

     Equity in losses of nonconsolidated affiliates consists of losses from the St. Louis shoreside facilities joint venture and our investments in Jazz Casino Company L.L.C. in New Orleans, Star City casino in Australia, an airline company in Las Vegas, Nevada, a golf course in Tunica, Mississippi and a thoroughbred racetrack in Florence, Kentucky.

     1999 write-downs, reserves and recoveries include the gain from the sale of our idle property in Tunica, Mississippi, and write-offs of obsolete assets. 1998 represents charges accrued in connection with the termination of a development contract.

     Amortization of goodwill increased in third quarter 1999 over the same period last year due to the acquisition of Rio, which was accounted for as a purchase.

     Interest expense increased in 1999 over 1998, primarily as a result of increases in debt arising from the Showboat and Rio transactions.

     The 1999 gain from the sale of an equity interest in a subsidiary reflects the completion during third quarter 1999 of the acquisition of Sodak Gaming, Inc., by a gaming equipment manufacturing company. The 1998 gain is the result of our sale of the equity interest we held in a restaurant company.

     Other income/expense in third quarter 1999 includes the write-off of nonoperating assets and income earned on the cash surrender value of company owned life insurance policies.

     The effective tax rates for all periods are higher than the federal statutory rate primarily due to state income taxes.

     Minority interests reflects joint venture partners' share of income and increased in 1999 from the prior year as a result of higher earnings from those ventures.

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

CAPITAL SPENDING AND DEVELOPMENT
--------------------------------

Year 2000 Update
----------------

         We are wrapping up our efforts to address the potential impact of the Year 2000 ("Y2K") on the systems and equipment that are essential to our operations. Please see the discussion in our 1998 Form 10-K for a complete description of our approach to the Y2K issue and the processes underway to address its potential impact. We have prioritized our efforts according to the potential impact to our business if a system is not Y2K ready. Priorities, in order, are: Business Critical-required to operate the business; High Priority-significant impact to revenues, operating costs, or customer services; and Other-used by the business but not considered Business Critical or High Priority.

         The following table provides an overview of Business Critical items for Harrah's, Showboat, and Rio branded properties and corporate facilities and our Y2K progress as of September 1999.


                                                                           Y2K           Y2K Readiness     Internally      Vendor
BUSINESS CRITICAL ITEMS                                                  STRATEGY          STATUS(1)         TESTED       CERTIFIED

Casino Management System........................................  Replace/Test           Y2K Ready          Complete      N/A
Financial Systems...............................................  Renovate/Test          Y2K Ready          Complete      Complete
Fire Alarm/Sprinkler Systems....................................  Renovate/Test          Y2K Ready          Complete      Complete
GPS/Navigational Systems........................................  Test                   Y2K Ready          Complete      Complete
HVAC............................................................  Test/Renovate          Y2K Ready          Complete      Complete
Key Lock System.................................................  Renovate/Test          Y2K Ready          Complete      Complete
IBM AS400/OS400.................................................  Renovate/Test          Y2K Ready          Complete      Complete
Kiosks..........................................................  Test                   Y2K Ready          Complete      Complete
Lodging Management System.......................................  Test                   Y2K Ready          Complete      Complete
Payroll.........................................................  Renovate/Test          Y2K Ready          Complete      Complete
Phone System-PBX................................................  Renovate/Test          Y2K Ready          Complete      Complete
Point-of-Sale System (Micros)...................................  Renovate/Test          Y2K Ready          Complete      Complete
Procurement and Payables........................................  Replace/Test           Y2K Ready          Complete      Complete
Slot Data System................................................  Replace/Test           Y2K Ready          Complete      Complete
Slot Devices....................................................  Test                   Y2K Ready          Complete      Complete
Surveillance/Security...........................................  Test                   Y2K Ready          Complete      Complete
Time & Attendance...............................................  Replace/Test           4Qtr99(2)          Complete      Complete
UPS/Generator...................................................  Test                   Y2K Ready          Complete      Complete
WINet (Customer Database).......................................  Renovate/Test          Y2K Ready          Complete      Complete


(1) For purposes of this document, "Y2K Ready" means it is anticipated that the product, process, or mechanism will operate during and after the Year 2000 in a manner that will not create a material and adverse impact on our operations.

(2) One property remains to be converted to a Y2K Ready Time and Attendance system and is scheduled to be completed in November 1999. A contingency plan has been developed in the event of any delays in the implementation of this system.

         As noted in the table, the majority of Business Critical items have been internally tested to verify vendor Y2K compliance claims. Such testing generally entails creating a test environment to roll the date forward to simulate the transition from December 31, 1999, to January 1, 2000, test that the year 2000 is recognized as a Leap year, and perform other tests such as end of month, quarter, and year-end processing.

         We currently estimate the total costs of system replacements and upgrades to address potential Y2K problems, as well as enhancing business and operational functionality in some areas, to be approximately $12 million. Of this $12 million, approximately $10 million represents capitalizable costs. The total amount expended through September 30, 1999, was $10 million, of which approximately 80% is related to the cost to repair, replace, and improve software and related hardware and equipment, approximately 20% related to the cost to repair, replace, and improve embedded technology, and approximately $50,000 related to the costs of identifying and communicating with significant suppliers. These costs, along with internal resource hours, are being separately tracked. We continue to evaluate the estimated costs associated with Y2K issues, and if significant issues are identified in the future, such costs could increase. Although we are devoting considerable resources to resolve Y2K issues, we continue to support and implement other systems, operations and initiatives.

         Based upon our efforts to date and the status of the plans to address identified issues, we believe that our Business Critical and High Priority systems are compliant or will be made compliant by December 1999. One of the greatest challenges of the Y2K issue is the potential impact of items outside of our control, such as those of utility companies, phone and network systems, and financial institutions. We are assessing the Y2K status of such items on an ongoing basis and have developed contingency plans in the event of failures. However, should we and/or our significant suppliers fail to timely correct material Y2K issues, such failure could have a significant impact on our ability to operate as we did before Y2K. In such an event, we have developed contingency plans designed to minimize any impact to the extent possible. The impact on our operating results of such failures and of any contingency plans to be designed to address such events cannot be determined at this time. We believe the "most likely reasonable worst case scenario" is one in which there are power outages. Although we have backup power supplies and generators and contingency plans to address this type scenario, an extended power outage could impact our operating results. Like all other businesses, our ability to predict the impact of the Y2K Problem and the efficacy of our solutions with respect thereto is limited by the unprecedented nature of the problem.

Summary
-------

         In addition to the specific development and expansion projects discussed in the Operating Results and Development Plans section, we perform on-going refurbishment and maintenance at our casino entertainment facilities in order to maintain our quality standards. We also continue to pursue development and acquisition opportunities for additional casino entertainment facilities that meet our strategic and return on investment criteria. Prior to the receipt of necessary regulatory approvals, the costs of pursuing development projects are expensed as incurred. Construction-related costs incurred after the receipt of necessary approvals are capitalized and depreciated over the estimated useful life of the resulting asset. Project opening costs are expensed as incurred.

         Our planned development projects, if they go forward, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. Cash needed to finance projects currently under development as well as additional projects pursued is expected to be made available from operating cash flows, the Bank Facility (see Debt and Liquidity section), joint venture partners, specific project financing, guarantees of third party debt and, if necessary, additional debt and/or equity offerings. Our capital spending for the first nine months of 1999 totaled approximately $315.5 million. Estimated total capital expenditures for 1999 are expected to be between $350 million and $390 million.

DEBT AND LIQUIDITY
------------------

Bank Facility
-------------

         On April 30, 1999, we consummated new revolving credit and letter of credit facilities (the "Bank Facility") in the amount of $1.6 billion. This Bank Facility consists of a five-year $1.3 billion revolving credit and letter of credit facility maturing in 2004 and a separate $300 million revolving credit facility which is renewable annually, at the borrower's and lenders' options. Initially, the Bank Facility bears interest based upon 80 basis points over LIBOR for current borrowings under the five-year facility and 85 basis points over LIBOR for the 364-day facility. In addition, there is a facility fee for borrowed and unborrowed amounts which is currently 20 basis points on the five-year, $1.3 billion facility and 15 basis points on the 364-day, $300 million facility. The interest rate and facility fee are based on our current debt ratings and leverage ratio and may change as our debt ratings and leverage ratio change. Proceeds from the Bank Facility were used to retire our previous revolving credit facility scheduled to mature in 2000 (the "Previous Facility") and to retire Rio's revolving credit facility scheduled to mature in 2003 and Rio's 10 5/8% Senior Subordinated Notes due 2005 and 9 1/2% Senior Subordinated Notes due 2007.


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

         In July 1999, we retired outstanding debt for capital lease obligations of our 99.55% owned subsidiary, Showboat Marina Casino Partnership. Approximately $9.2 million of debt was retired, and an extraordinary loss of $0.4 million, net of tax, was recorded in third quarter.


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

     For more information regarding the Company's interest rate swap agreements as of September 30, 1999, please see Note 4 to the accompanying Consolidated Condensed Financial Statements.

Indian Contract Commitments and Guarantees
------------------------------------------

         The agreements under which we manage casinos on Indian lands contain provisions required by law which provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment pursuant to the contracts for the three Indian-owned facilities we now manage, which extend for periods of up to 39 months from September 30, 1999, is $1.2 million.

         We may guarantee all or part of the debt incurred by Indian tribes with which we have entered into a management contract to fund development of casinos on the Indian lands. For all existing guarantees of Indian debt, we have obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, the value of such property would satisfy our obligations in the event these guarantees were enforced. Additionally, we have received limited waivers from the Indian tribes of their sovereign immunity to allow us to pursue our rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken. The aggregate outstanding balance of such debt as of September 30, 1999, was $86.2 million, excluding the guarantee related to the Upper Skagit Tribe's debt.

         During second quarter 1999, we performed under our guarantee of the Upper Skagit Tribe's development financing and purchased the outstanding development debt from the lender for $11.4 million. Under the terms of our agreement with the Tribe, they have agreed to fund the retirement of this debt. The Tribe is attempting to secure new financing; however, there is no assurance that their efforts will be successful and that the receivable will be retired.

         In third quarter we signed a contract with the Ak-Chin Indian Community to continue management of its casino for another five years. The five year agreement, which is subject to various regulatory approvals, contemplates an extension of the Tribe's compact with the State of Arizona which currently expires in 2003. In addition, the Tribe announced a planned expansion of the casino to include a new 150-room hotel, an additional restaurant, meeting and banquet room facilities, a resort pool and a landscaped courtyard.

Announced Dispositions
----------------------

         In April 1999, we announced plans to sell certain of our interests in Star City casino in Sydney, Australia to TABCORP Holdings Limited, ("TABCORP"), an Australia-based company, in connection with that company's intention to offer to acquire the issued and outstanding shares of Star City Holdings Ltd., ("SCHL"). At that time we owned 135 million shares of Star City Holdings Ltd. and 37 million options to purchase additional ordinary shares. Subsequent to third quarter 1999, we engaged in a series of transactions to divest our outstanding shares and options of SCHL and received pretax proceeds of approximately US$141.5 million. A pretax gain on the sale of these shares and options of approximately $47.0 million will be recognized in fourth quarter 1999. The sale of our remaining interests, consisting primarily of our management contract for the Star City casino, is expected to close in first quarter 2000.

EFFECTS OF CURRENT ECONOMIC AND POLITICAL CONDITIONS
----------------------------------------------------

Competitive Pressures
---------------------

         Due to the limited number of new markets opening for development, the focus of many casino operators has shifted to investing in existing markets in an effort to attract new customers, thereby increasing competition in those markets. Our properties in the long-established gaming markets of Nevada and New Jersey have generally reacted less significantly to the changing competitive conditions. With the exception of the additional supply being added in Las Vegas, the amount of supply change within these markets has represented a smaller percentage change than that experienced in some riverboat markets. In riverboat markets, the additions to supply had a more noticeable impact, due to the fact that competition was limited in the early stages of many of these markets. As companies have completed expansion projects, supply has typically grown at a faster pace than demand in some markets and competition has increased significantly. Furthermore, several operators, including Harrah's, have announced plans for additional developments or expansions in some markets. In the Las Vegas market, four new "mega" facilities have opened since October
1998, and others are planned and under development. The impact that the additional supply will have on our operations cannot be determined at this time.

    Over the last decade, there has also been a significant increase in the number of casinos on Indian lands, made possible by the Indian Gaming Regulatory Act of 1988. We manage three such facilities. The future growth potential from Indian casinos is also uncertain, however. See "Political Uncertainties" below for information concerning a California referendum.

     Although the short-term effect of these competitive developments on the Company has been negative, we are not able to determine the long-term impact, whether favorable or unfavorable, that these trends and events will have on our current or future markets. We believe that the geographic diversity of our operations; our focus on multi-market customer relationships; our service training, measurements and rewards programs; and our continuing efforts to establish our brands as premier brands have well-positioned us to face the challenges present within the industry. We have introduced WINet, a sophisticated nationwide customer database, and our Total Gold Card, a nationwide reward and recognition card, both of which we believe provide competitive advantages, particularly with players who visit more than one market. We are now embarking on the next stage of our strategy with the launch of the tiered customer loyalty card program - Total Diamond, Total Platinum and Total Gold - to reward customers for choosing Harrah's Entertainment casinos.


Industry Consolidation
----------------------

         As evidenced by a number of recent public announcements by casino entertainment companies of plans to acquire or be acquired by other companies, including our acquisitions of Showboat and Rio and our planned acquisition of Players, consolidation in the gaming industry is now underway. We believe we are well-positioned to, and may from time to time, pursue additional strategic acquisitions to further enhance our distribution, strengthen our access to target customers and leverage our technological and centralized services infrastructure.

Political Uncertainties
-----------------------

         The casino entertainment industry is subject to political and regulatory uncertainty. In 1996, the U.S. government formed the National Gambling Impact Study Commission to study gambling in the United States, including the casino gaming industry. The commission issued its report in June 1999. In September 1999, the state of California and approximately 60 Indian tribes executed Class III Gaming Compacts, which other California tribes can join. The Compacts, which allow each tribe to operate, on tribal trust lands, two casinos with up to 2,000 slot machines per tribe and unlimited house-banked card games, are subject to the passage of an amendment to the state's constitution by statewide referendum on March 7, 2000. At this time, the ultimate impacts that the National Gambling Impact Study Commission report and the approval of the California referendum, should it pass, will have on the industry or on our company are uncertain. From time to time, individual jurisdictions have also considered legislation or referendums which could adversely impact Harrah's Entertainment's operations, and the likelihood or outcome of similar legislation and referendums in the future is difficult to predict.

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


INTERCOMPANY DIVIDEND RESTRICTION
---------------------------------

         Certain of our debt guarantees require us to abide by covenants which, among other things, limit HOC's ability to pay dividends and make other restricted payments, as defined, to Harrah's Entertainment. The amount of HOC's restricted net assets, as defined, computed in accordance with these covenants regarding restricted payments was approximately $1.5 billion at September 30, 1999. Harrah's Entertainment's principal asset is the stock of HOC, a wholly-owned subsidiary which holds, directly and through subsidiaries, the principal assets of our businesses. Given this ownership structure, these restrictions should not impair our ability to conduct our business through our subsidiaries or to pursue our development plans.

PRIVATE SECURITIES LITIGATION REFORM ACT
----------------------------------------

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission ("SEC") (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward looking. These include statements relating to the following activities, among others: (A) operations and expansions of existing properties, including future performance, anticipated scope and opening dates of expansions; (B) planned development of casinos and hotels that would be owned or managed by the Company and the pursuit of strategic acquisitions; (C) the sale of our interests in Star City casino; (D) planned capital expenditures for 1999 and beyond; (E) the planned acquisition of Players; (F) the impact of the WINet and Total Gold Card Programs; (G) any future impact of the Showboat and Rio acquisitions; and (H) Year 2000 compliance plans. These activities involve important factors that could cause actual results to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. These include, but are not limited to, the following factors as well as other factors described from time to time in the Company's reports filed with the SEC: construction factors, including zoning issues, environmental restrictions, soil conditions, weather and other hazards, site access matters and building permit issues; access to available and feasible financing; regulatory, licensing and other government approvals, third party consents and approvals, and relations with partners, owners and other third parties; conditions of credit markets and other business and economic conditions, including international and national economic problems; litigation, judicial actions and political uncertainties, including gaming legislative action, referenda, and taxation; actions or inactions of suppliers and vendors regarding Year 2000; and the effects of competition including locations of competitors and operating and marketing competition. Any forward looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

                           PART II -OTHER INFORMATION
                           ---------------------------


                    Item 6. Exhibits and Reports on Form 8-K
                   ------------------------------------------


(a)      Exhibits

         EX-2.1 Agreement and Plan of Merger, dated as of August 19, 1999, by and among Harrah's Entertainment, Inc., HEI Acquisition Corp. II and Players International, Inc. (including form of Stockholder Support Agreement entered into by stockholders of Players as of the same date). (Incorporated by reference from the Company's Current Report on Form 8-K filed August 23, 1999, File No. 001-10410.)

         *EX-10.1   TARSAP Deferral Plan dated July 28, 1999.

         *EX-10.2 Employment Agreement dated July 30, 1999, between Harrah's Entertainment, Inc. and Stephen H. Brammell.

         *EX-10.3 Severance Agreement dated July 30, 1999, between Harrah's Entertainment, Inc. and Stephen H. Brammell.

         *EX-11     Computation of per share earnings.

         *EX-27     Financial Data Schedule.

*Filed herewith.





(b) A Form 8-K was filed by the Company on August 23, 1999, reporting the agreement to acquire Players International, Inc.

                                    Signature
                                    ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HARRAH'S ENTERTAINMENT, INC.


November 12, 1999                  BY:     /s/ JUDY T. WORMSER
                                           -----------------------
                                           Judy T. Wormser
                                           Vice President and Controller
                                           (Chief Accounting Officer)

                                  Exhibit Index
                                  -------------

                                                                   Sequential
Exhibit No.                      Description                       Page No.
-----------           -------------------------------              ----------

EX-2.1 Agreement and Plan of Merger, dated as of August 19, 1999, by and among Harrah's Entertainment, Inc., HEI Acquisition Corp. II and Players International, Inc. (including form of Stockholder Support Agreement entered into by stockholders of Players as of the same date). (Incorporated by reference from the Company's Current Report on Form 8-K filed August 23, 1999, File No. 001-10410.)

EX-10.1               TARSAP Deferral Plan dated July 28, 1999.

EX-10.2 Employment Agreement dated July 30, 1999, between Harrah's Entertainment, Inc. and Stephen H. Brammell.

EX-10.3 Severance Agreement dated July 30, 1999, between Harrah's Entertainment, Inc. and Stephen H. Brammell.

EX-11                 Computation of per share earnings.