Form 10-Q/A
period 1999-09-30
HARRAHS ENTERTAINMENT INC
filed 1999-11-15
CIK 858339

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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
                                                          ===========     ===========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

(In thousands, except per share                  Third Quarter Ended               Nine Months Ended
 amounts)                                   Sept. 30,       Sept. 30,       Sept. 30,       Sept. 30,
                                                1999            1998            1999            1998
                                         -----------     -----------     -----------     -----------
Revenues
  Casino                                 $   658,996     $   489,872     $ 1,824,558     $ 1,220,275
  Food and beverage                          113,135          67,549         321,675         171,807
  Rooms                                       65,656          44,771         192,094         114,539
  Management fees                             21,737          16,309          56,732          48,646
  Other                                       33,140          23,632          97,109          60,701
  Less: casino promotional allowances        (78,610)        (55,891)       (215,309)       (136,645)
                                         -----------     -----------     -----------     -----------
      Total revenues                         814,054         586,242       2,276,859       1,479,323
                                         -----------     -----------     -----------     -----------
Operating expenses
  Direct
    Casino                                   332,988         255,660         948,911         651,245
    Food and beverage                         58,922          32,936         171,165          86,829
    Rooms                                     17,182          11,253          50,776          31,673
  Depreciation of buildings,
    riverboats and equipment                  47,381          33,810         141,136          94,883
  Development costs                            1,890           2,701           4,160           6,621
  Write-downs, reserves and
    recoveries                                   208              --          (1,267)          1,847
  Project opening costs                          183           1,161             580           7,157
  Other                                      169,730         123,289         492,539         317,042
                                         -----------     -----------     -----------     -----------
      Total operating expenses               628,484         460,810       1,808,000       1,197,297
                                         -----------     -----------     -----------     -----------
        Operating profit                     185,570         125,432         468,859         282,026

  Corporate expense                          (11,894)         (9,443)        (33,317)        (25,029)
  Relocation of corporate offices             (3,030)             --          (7,522)             --
  Equity in losses of
    nonconsolidated affiliates               (10,228)         (2,404)        (23,049)         (8,706)
  Venture restructuring costs                     --          (1,062)            397          (3,521)
  Amortization of goodwill and
    trademarks                                (4,497)         (3,321)        (13,460)         (5,647)
                                         -----------     -----------     -----------     -----------
Income from operations                       155,921         109,202         391,908         239,123
Interest expense, net of interest
  capitalized                                (48,162)        (36,409)       (147,749)        (81,358)
Gains on sales of equity interests
  in nonconsolidated affiliates               16,300              --          16,300          13,155
Other (expense) income, net,
  including interest income                     (644)            273           5,926           5,798
                                         -----------     -----------     -----------     -----------
Income before income taxes and
  minority interests                         123,415          73,066         266,385         176,718
Provision for income taxes                   (44,875)        (27,091)        (98,255)        (65,043)
Minority interests                            (3,496)         (1,773)         (7,818)         (5,551)
                                         -----------     -----------     -----------     -----------
Income before extraordinary losses            75,044          44,202         160,312         106,124
Extraordinary losses on early
  extinguishments of debt, net of
  income tax benefit of $222,
  $5,990 and $9,755                             (410)             --         (11,033)        (18,280)
                                         -----------     -----------     -----------     -----------
Net income                               $    74,634     $    44,202     $   149,279     $    87,844
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


                                    HARRAH'S ENTERTAINMENT, INC.


November 15, 1999                  BY:     /s/ JUDY T. WORMSER
                                           -----------------------
                                           Judy T. Wormser
                                           Vice President and Controller
                                           (Chief Accounting Officer)