Form 10-K
period 1999-12-31
HARRAHS ENTERTAINMENT INC
filed 2000-03-13
CIK 858339

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
            DECEMBER 31, 1999

                                       OR

   / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
            FROM       TO

                          COMMISSION FILE NO. 1-10410

                            ------------------------

                          HARRAH'S ENTERTAINMENT, INC.

             (Exact name of registrant as specified in its charter)

                     DELAWARE                              I.R.S. NO. 62-1411755
             (State of Incorporation)               (I.R.S. Employer Identification No.)

                       5100 WEST SAHARA AVENUE, SUITE 200
                            LAS VEGAS, NEVADA 89146
              (Address of principal executive offices) (zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (702) 579-2300

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS                                              NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                                       --------------------------------------------------------
Common Capital Stock, Par Value $0.10 per share*          NEW YORK STOCK EXCHANGE
                                                          CHICAGO STOCK EXCHANGE
                                                          PACIFIC EXCHANGE
                                                          PHILADELPHIA STOCK EXCHANGE
7 7/8% Senior Subordinated Notes Due 2005 of Harrah's     NEW YORK STOCK EXCHANGE
  Operating Company, Inc.**
7 1/2% Senior Notes Due 2009 of Harrah's Operating        NEW YORK STOCK EXCHANGE
  Company, Inc.**

------------------------------
* Common Capital Stock also has special stock purchase rights listed on each of the same exchanges

**  Securities guaranteed by Registrant

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 2000, based upon the closing price of $19 15/16 for the Common Stock on the New York Stock Exchange on that date, was $2,436,362,400.

    As of January 31, 2000, the Registrant had 123,423,321 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, which will be filed within 120 days after the end of the fiscal year, are incorporated by reference into Part III hereof and portions of the Company's Annual Report to Stockholders for the year ended December 31, 1999 (the "Annual Report") are incorporated by reference into Parts I and II hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES.

    Harrah's Entertainment, Inc., a Delaware corporation, is the leading consumer marketing company in the gaming industry, and operates casinos in more markets than any other casino company. (In this discussion, the words "Harrah's Entertainment," "Company," "we," "our," and "us" refer to Harrah's Entertainment, Inc., together with its subsidiaries where appropriate.) Formerly named The Promus Companies Incorporated ("Promus"), we were incorporated on November 2, 1989 and on June 30, 1995, changed our name to Harrah's Entertainment, Inc., after the spin-off of our hotel business into a separate public company.

    We conduct our business through a wholly-owned subsidiary, Harrah's Operating Company, Inc. ("HOC") (formerly named Embassy Suites, Inc. ("Embassy")), and through HOC's subsidiaries. Our principal asset is the stock of HOC, which holds, directly or indirectly through subsidiaries, substantially all of the assets of our businesses. Our principal executive offices are located at 5100 West Sahara Avenue, Suite 200, Las Vegas, Nevada 89146, telephone
(702) 579-2300.

    On January 1, 1999, we completed our merger with Rio Hotel & Casino, Inc. ("Rio"). Rio owns and operates the Rio Hotel & Casino, an all-suite hotel and casino located in Las Vegas, Nevada, as well as the Rio Secco Golf Club in nearby Seven Hills, Nevada. In connection with the merger, we issued approximately 25 million shares of our common stock and assumed Rio's outstanding debt of $435 million face amount. During second quarter 1999, we redeemed all $225 million face amount of Rio's 10 5/8% Senior Subordinated Notes due 2005 and 9 1/2% Senior Subordinated Notes due 2007, and we retired Rio's revolving credit facility scheduled to mature in 2003 (collectively, the "Rio Debt").

    In January 1999, we issued $500 million of 7 1/2% Senior Notes due 2009 and used the net proceeds to reduce amounts outstanding under our revolving credit facility scheduled to mature in 2000 (the "Previous Facility"). In April 1999, we consummated new revolving credit and letter of credit facilities (the "Bank Facility") in the amount of $1.6 billion. See "Management's Discussion and Analysis--Debt and Liquidity" on page 29 of the Annual Report. This page is incorporated into this document by reference. Proceeds from the Bank Facility were used to retire the Previous Facility and the Rio Debt.

    In February 1999, we consummated an agreement with our partners owning the other 45% interest in Showboat Marina Casino Partnership ("SMCP"), which owns our East Chicago casino property, to increase our ownership interest in SMCP to 99.55%. Partnership agreements were amended to give us greater flexibility in operating this property, and in March 1999 it was rebranded from a "Showboat" to a "Harrah's" casino. Also in March 1999, we redeemed all $150 million of SMCP's 13 1/2% First Mortgage Notes due 2009.

    In April 1999, we announced plans to sell our interests in the Star City casino in Sydney, Australia to TABCORP Holdings Limited ("TABCORP"), an Australia-based company, in connection with that company's intention to offer to acquire the issued and outstanding shares of Star City Holdings Ltd ("SCHL"). In fourth quarter 1999, we engaged in a series of transactions in which we divested our outstanding shares and options of SCHL, and the disposition of our management contract for the Star City casino was completed in January 2000.

    In July 1999, we announced that we had reached an agreement to sell the Showboat Las Vegas casino. We expect the sale to close by the end of first quarter 2000, subject to certain conditions, including regulatory approval. This property was determined to be a non-strategic asset at the time of the Showboat acquisition.

    In August 1999, we relocated our corporate headquarters and moved our senior corporate executives and their support staffs to Las Vegas, Nevada. Our national service headquarters remains in Memphis, Tennessee. We believe that the relocation of our corporate headquarters to the epicenter of the casino industry will improve our business by expanding our knowledge base of the gaming market, enhancing our product and service innovation, fueling our corporate development and increasing our visibility and accessibility to important industry, political and customer constituencies. We further believe that expanding our presence in the world's largest casino marketplace will benefit our entire national distribution network and will enhance our ability to attract and retain the highest quality gaming industry executives.

    In August 1999, we announced the signing of a definitive agreement to acquire Players International, Inc. ("Players"). Under the terms of the agreement, Players' shareholders will receive $8.50 in cash for each share outstanding and we will assume approximately $150 million of Players' debt. We expect to fund the acquisition through our Bank Facility. Players stockholders approved the proposed merger at a special stockholders meeting held October 28, 1999, however, the transaction is subject to various conditions, including regulatory approvals. In January 2000 we successfully completed a consent solicitation to an amendment to the Indenture governing Players' 10 7/8% Senior Notes due 2005, conditioned upon closing of the Players acquisition, which will allow the merger to take place without creating a default under the Indenture.

    Players operates a dockside riverboat casino on the Ohio River in Metropolis, Illinois, two cruising riverboat casinos in Lake Charles, Louisiana, two dockside riverboat casinos in Maryland Heights, Missouri, and a horse racetrack in Paducah, Kentucky. Since March 1997, Players and Harrah's have jointly operated a landside hotel and entertainment facility at our St. Louis-Riverport property in Maryland Heights.

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

    We expect our acquisition of Players to close by the end of March 2000.

    In September 1999, we announced that we had signed a contract with the Ak Chin Indian Community to continue management of the Harrah's Ak Chin Casino near Phoenix, Arizona for another five years after the expiration of our original management agreement at the end of 1999. The new agreement is subject to various regulatory approvals, and contemplates an extension of the Community's compact with the state of Arizona, which expires in 2003. The existing management agreement has been temporarily extended through July 1, 2000 (on the new financial terms) while regulatory approvals are obtained. In addition, the Tribe announced a planned expansion of the facility to include a new 150-room hotel, an additional restaurant, meeting and banquet room facilities, a resort pool and a landscaped courtyard.

    In October 1999, the new Harrah's New Orleans Casino, the exclusive land-based casino entertainment facility in New Orleans, Louisiana opened. One of our subsidiaries owns approximately 43% of the equity in JCC Holding Company, a publicly-traded company which owns the casino, and another of our subsidiaries manages the casino pursuant to a management agreement. JCC Holding is the successor to the operations of Harrah's Jazz Company pursuant to a plan of reorganization under Chapter 11 of the Bankruptcy Code. In November 1995, Harrah's Jazz Company and its wholly-owned subsidiary, Harrah's Jazz Finance Corp., filed petitions for relief under Chapter 11. In April 1996, Harrah's Jazz Company filed a plan of reorganization and later filed several subsequent amendments to the plan (the "Plan"). The Bankruptcy Court confirmed the Plan as modified on October 13, 1998, and the Plan was consummated on October 30, 1998. See "Casino Entertainment--Land-Based Casinos--New Orleans" on pages 6 through 8 for recent developments concerning the New Orleans casino.

    In November 1999, we announced an agreement with the Eastern Band of Cherokee Indians to extend our management contract for the Harrah's Cherokee Smoky Mountains casino for another two years after its expiration in November 2002.

    Operating data for the three most recent fiscal years is set forth on page 23 of the Annual Report. This page of the Annual Report is incorporated into this document by reference.

    For information on operating results and a discussion of those results, see "Management's Discussion and Analysis--Operating Results and Development Plans" on pages 23 through 28 of the Annual Report. These pages are incorporated into this document by reference.

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information included in this Annual Report on Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission ("SEC") (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking. These include statements relating to the following activities, among others: (A) operations and expansions of existing properties, including future performance, anticipated scope and opening dates of expansions; (B) planned construction or development of casinos and hotels that would be owned or managed by the Company and the pursuit of strategic acquisitions; (C) planned capital expenditures for 2000 and beyond; (D) the impact of the WINet and Total Gold Programs; and (E) any future impact of the Showboat acquisition, the Rio merger or the planned acquisition of Players. These activities involve important factors that could cause actual results to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. These include, but are not limited to, the following factors as well as other factors described from time to time in the Company's reports filed with the SEC: construction factors, including zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters and building permit issues; access to available and feasible financing; regulatory, licensing and other governmental approvals, third party consents and approvals, and relations with partners, owners and other third parties; conditions of credit markets and other business and economic conditions, including international and national economic problems; litigation, judicial actions and political uncertainties, including gaming legislative action, referenda and taxation; and effects of competition, including locations of competitors and operating and marketing competition. Any forward looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

                              CASINO ENTERTAINMENT

GENERAL

    Our casino business commenced operations in 1937 and is unique among casino entertainment companies in its broad geographic diversification. At year end, we operated casino hotels in the five traditional U.S. gaming markets of Reno, Lake Tahoe, Las Vegas and Laughlin, Nevada and Atlantic City, New Jersey. We also operated a riverboat casino in East Chicago, Indiana; dockside casinos in Joliet, Illinois, Vicksburg and Tunica, Mississippi, Shreveport, Louisiana, and St. Louis and North Kansas City, Missouri; and casinos on three Indian reservations, one near Phoenix, Arizona, one near Topeka, Kansas and one in Cherokee, North Carolina. We also operated the Rio Hotel & Casino in Las Vegas, Nevada and Showboat casinos in Las Vegas, Nevada (which we have reached agreement to sell) and Atlantic City, New Jersey. In November 1999, we completed the sale of our equity interests in the Star City casino in Sydney, Australia to a third party, and in January 2000 we sold our management contract for the casino.

    As of December 31, 1999, we operated a total of approximately 1,180,000 square feet of casino space, 33,794 slot machines, 1,044 table games, 11,760 hotel rooms or suites, approximately 281,286 square feet of convention space, 86 restaurants, 34 snack bars, ten showrooms and five cabarets.

    We continued in 1999 to implement our Total Gold program, a fully integrated national player recognition and rewards program that connects player activity and provides rewards across all Harrah's properties. During 1999, we embarked on the next stage of our strategy with the launch of the tiered customer loyalty card program--Total Diamond, Total Platinum and Total Gold--to reward customers for choosing our casinos. We have obtained four U.S. patents covering the technology associated with the Total Gold program. Underpinning Harrah's Total Gold program is a database management system exclusive to the Company, The Winners Information Network system, or WINet (U.S. Patent Pending), which enhances the advantages of our geographic distribution and links all of our domestic Harrah's brand locations.

    The Company's marketing strategy is currently designed to appeal primarily to those customers who are avid, experienced players, especially those who play in more than one market. Our strategic direction is focused on establishing well-defined brand identities that communicate and deliver a consistent message of high quality and excellent service.

LAND-BASED CASINOS

ATLANTIC CITY

    The Harrah's Atlantic City casino hotel is situated on 35.8 acres in the Marina area of Atlantic City and at year end had approximately 86,100 square feet of casino space with 2,826 slot machines and 83 table games. It consists of three 16-story hotel towers with 278 suites and 896 rooms and adjoining low rise buildings which house the casino space and the 26,100 square foot convention center. The facilities include seven restaurants, an 800-seat showroom, a health club with swimming pool, customer parking for 3,085 cars, including a substantial portion in a parking garage, and a 1,600-space employee/ valet parking lot. The property also has a 63-slip marina. We also own 174 acres of wetlands in the Brigantine area and parcels totaling 6.2 acres in Atlantic City outside the Marina area.

    The Mardi Gras-themed Atlantic City Showboat is located on 21 acres of land on the Boardwalk next to the Trump Taj Mahal and currently has approximately 102,000 square feet of casino gaming space containing 3,744 slot machines and 75 table games. The hotel and casino also has seven restaurants, two lounges and snack bars, a shopping center, a 60-lane bowling center, a 346-seat showroom and a total of 800 hotel rooms (including 69 suites). There are 3,046 parking spaces available.

    Most of Harrah's Atlantic City's and Atlantic City Showboat's customers arrive by car or bus from within a 150-mile radius which includes Philadelphia, New York and northern New Jersey, the casinos' primary feeder markets.

LAS VEGAS

    Harrah's Las Vegas is located on approximately 17.7 acres on the Las Vegas Strip and consists of a 15-floor hotel tower, a 23-floor hotel tower, two 35-floor hotel towers, and adjacent low-rise buildings which house a 25,000 square foot convention center and the casino. The hotel has 2,467 regular rooms and 146 suites. The Harrah's Las Vegas complex has approximately 86,700 square feet of casino space, with 1,819 slot machines and 75 table games. Also included are six restaurants, four snack bars, the 525-seat Commander's Theatre, a 367-seat cabaret, an arcade, a health club and a heated pool. There are 2,720 parking spaces available, including a substantial portion in a self-park garage.

    The Rio Hotel & Casino is situated adjacent to Interstate 15 near the heart of the Las Vegas Strip and has approximately 110,000 square feet of casino gaming space containing 2,368 slot machines, 106 table games including a premium gaming area, poker, keno and race and sports book. The carnival and Mardi Gras-themed hotel and casino also has 2,548 hotel suites, including approximately 1,500 suites contained in the three interconnected 21-story "Ipanema Towers," approximately 1,000 suites in the 41-story "Masquerade Tower" and nine luxury Palazzo Suites in a complex adjoining the casino. In addition, the facility contains 13 restaurants, four coffee bars, a 737-seat entertainment complex, a 32,000 square-foot shopping area, and a 108,000 square foot outdoor entertainment area featuring a landscaped sand beach and three swimming pools. There are 6,293 parking spaces available, including self-parking and valet. Rio also owns the Rio Secco Golf Club in nearby Seven Hills, Nevada.

    In October 1997, Rio, having acquired or contracted to acquire 43 acres of land adjacent to the Rio, announced the New Rio Master Plan. Most of the first phase of the New Rio Master Plan is completed, including a state-of-the-art convention and entertainment center, a complex of nine luxury Palazzo Suites, a restaurant serving authentic Chinese food, a valet parking structure, an expanded outdoor area with an additional swimming pool; additional exhibition space in the Masquerade Village; an expansion of the Shutters premium gaming lounge; the creation of a concierge suite level in the Ipanema and Masquerade Towers; an expansion of the Rio's spa; and additional parking. Subsequent phases of the New Rio Master Plan are in the conceptual stage. The timetable, theme and cost of the subsequent phases have not yet been established and there can be no assurance that the balance of the New Rio Master Plan will be implemented.

    In first quarter 1999, Rio began construction of a showroom complex as an addition to its existing entertainment venues. The showroom will include a 1,500 seat, state-of-the-art theater with a balcony, a three-level lobby with hospitality center, and a theater promenade with approximately 10,000 square feet of retail space. Completion is scheduled for second quarter 2000. Rio also is constructing a road across some of its recently acquired properties that will provide an additional east/west conduit for Las Vegas residents and tourists. Rio has agreed with Clark County, Nevada to deed the roadway acreage to Clark County upon its completion in exchange for other Clark County acreage and reimbursement of a portion of the construction costs.

    The primary feeder markets for Harrah's Las Vegas are the Midwest, California and Canada. For Rio, the primary feeder markets are Southern California, the Southwest and Asia.

    We have entered into an agreement to sell the Showboat Las Vegas casino, which was determined to be a non-strategic asset at the time of the Showboat acquisition. We expect the sale to close by the end of first quarter 2000, subject to certain conditions, including regulatory approval.

LAKE TAHOE

    Harrah's Lake Tahoe is situated on 23 acres near Lake Tahoe and consists of an 18-story tower and adjoining low-rise building which house approximately 66,500 square feet of casino space, with 1,668 slot machines and 84 table games, and an 18,000 square foot convention center. The casino hotel, with 78 suites and 453 luxury rooms, has seven restaurants, two snack bars, the 688-seat South Shore Showroom, a 50-seat cabaret, a health club, retail shops, a heated pool and an arcade. The facility has customer parking for 854 cars in a garage and 1,098 additional spaces in an adjoining lot.

    We also operate Bill's Lake Tahoe Casino, which is located on a 2.1 acre site adjacent to Harrah's Lake Tahoe. The casino includes approximately 18,000 square feet of casino space, with 579 slot machines and 18 table games, and one restaurant.

    The primary feeder market for both casinos is California.

RENO

    Harrah's Reno, situated on approximately five acres, consists of a casino hotel complex with a 24-story structure, an approximate 15,450 square foot convention center and 57,000 square feet of casino space, with 1,536 slot machines and 70 table games. The facilities include two hotel towers, with 934 rooms and 24 suites, the 420-seat Sammy's Showroom, a pool, a health club and an arcade. The property has six restaurants, including a Planet Hollywood restaurant and lounge owned and operated by a non-affiliated restaurant company. The complex can accommodate guest parking for 1,661 cars, including a valet parking garage, a self-park garage and off-site valet parking. In June 1999, we purchased properties adjacent to Harrah's Reno and are demolishing the existing buildings on the site, where we plan to develop a plaza area. Other long-term plans for the site are being considered.

    The primary feeder markets for Harrah's Reno are northern California, the Pacific Northwest and Canada.

LAUGHLIN

    Harrah's Laughlin is located in Laughlin, Nevada on a 44.9 acre site in a natural cove on the Colorado River and features a hotel with 1,480 standard rooms and 99 suites, a 378-seat showroom, a 3,164-seat outdoor amphitheater, five restaurants and two snack bars, including a McDonald's and a Baskin Robbins which are operated by non-affiliated companies. Harrah's Laughlin has approximately 47,000 square feet of casino space, with 1,170 slot machines and 41 table games, and approximately 5,000 square feet of convention center space. The facility has customer parking for 2,604 cars, including a covered parking garage, and a park for recreational vehicles. Other amenities include a health club, swimming pools, an arcade and retail shops. It is the only property in Laughlin with a developed beachfront on the River.

    The casino's primary feeder markets are the Los Angeles and Phoenix metropolitan areas.

NEW ORLEANS

    On October 28, 1999, the new Harrah's New Orleans Casino opened. A subsidiary of the Company owns approximately 43% of the equity in JCC Holding Company, a publicly-traded company which owns the casino, and another subsidiary manages the casino pursuant to a management agreement. The casino includes 100,000 square feet of gaming space with approximately 2,900 slot machines and 120 table games including live poker, a 250-seat buffet, two parking garages, and approximately 10,000 square feet of multi-function, special event, food service and meeting-room space on the first floor of the premises. The casino contains five themed areas intended to evoke the atmosphere of New Orleans. Parking for approximately 300 cars and approximately 145,000 square feet of back-of-house and support areas are provided underneath the main gaming floor. Two parking facilities which contain approximately 1,550 parking spaces are located across Poydras Street and are connected to the casino by an underground tunnel. The second floor of the casino premises contains approximately 150,000 square feet of unfinished multipurpose non-gaming entertainment space.

    A subsidiary of the Company owned an approximate 47% interest in Harrah's Jazz Company ("Harrah's Jazz"), a partnership formed for purposes of developing, owning and operating the exclusive land-based casino entertainment facility in New Orleans, Louisiana, on the site of the former Rivergate Convention Center. In November 1995, Harrah's Jazz and its wholly-owned subsidiary, Harrah's Jazz Finance Corp., filed petitions for relief under Chapter 11 of the Bankruptcy Code. Harrah's Jazz filed a plan of reorganization with the Bankruptcy Court in April 1996 and filed several subsequent amendments to the plan (the "Plan"). The Bankruptcy Court confirmed the Plan as modified on October 13, 1998 and the Plan was consummated on October 30, 1998.

    In accordance with the terms of the plan, a newly formed limited liability company, Jazz Casino Company, L.L.C. ("JCC"), was responsible for completing construction of the Harrah's New Orleans Casino. In exchange for an equity investment of $75 million (including $60 million in debtor-in possession loans to Harrah's Jazz which were converted to equity upon consummation of the Plan), one of our subsidiaries acquired, at the time of Plan consummation, approximately 44% of the equity in JCC Holding Company. This ownership interest has been reduced to approximately 43% due to the exercise by an unrelated party of an option to acquire a portion of the subsidiary's interest, and the ownership interest may be reduced in the future to approximately 40% in the event other unrelated parties exercise additional options to acquire portions of the interest. We also own a warrant which entitles us to acquire additional shares in JCC Holding Company sufficient to increase our ownership in JCC Holding Company to 50% for a predetermined price.

    Another subsidiary of the Company (the "Manager") manages the Casino pursuant to a management agreement under which it earns a base management fee of 3% of Casino revenues and 7% of Casino EBITDA in excess of $75 million. We are obligated to defer receipt of management fees under certain circumstances, and these fees are currently being deferred by JCC. We have also entered into settlements with former partners of Jazz whereby such partners (or their creditors) are entitled to future payments from us based on management fees actually received by the Manager.

    We (i) guaranteed JCC's initial $100 million twelve-month payment under the casino operating contract to the State of Louisiana gaming board (the "State Guarantee"), (ii) guaranteed $166.5 million of a $236.5 million JCC bank credit facility, including a $25 million working capital loan, (iii) guaranteed to the State of Louisiana gaming board, City of New Orleans, banks under the JCC bank credit facility and JCC bondholders, completion and opening of the Casino on or before October 30, 1999 (subject to force majeure) and (iv) made a $22.5 million subordinated loan to JCC to finance construction of the Casino in 1999. Since the Casino opened on October 28, 1999, our obligations under the completion guarantees have been performed except that we remain responsible to ensure that JCC has sufficient funds to pay any remaining unpaid completion bills. The amount of the funding necessary to pay these bills is not expected to be material to us.

    With respect to the State Guarantee, we guaranteed JCC's first $100 million twelve-month payment obligation commencing upon the opening of the Casino (October 28, 1999). Additionally, if certain cash flow tests and other conditions are satisfied each year, we are obligated to repost the guarantee beginning April 1, 2000, for each 12 month period ending March 31, up to the 12 month period ending March 31, 2004. There are no cash flow conditions for the first reposting period of April 1, 2000 to March 31, 2001, but reposting is subject to other conditions. If we repost the guarantee for the twelve-month period from April 1, 2000 to March 31, 2001, any unfunded portion of our initial guarantee for the period ending October 27, 2000 is extinguished. Our obligation under the guarantee for the first year of operations or any succeeding 12 month period is limited to a guarantee of the $100 million payment obligation of JCC for the 12 month period in which the guarantee is in effect and is secured by a first priority lien on JCC's assets. JCC's payment obligation (and therefore the amount guaranteed by the Company) is $100 million at the commencement of each 12 month period under the casino operating contract and declines on a daily basis by 1/365 of $100 million to the extent payments are made each day by JCC to Louisiana's gaming board.

    On February 28, 2000 JCC notified us that it was suspending its daily minimum payments to the State of Louisiana gaming board until such time as JCC is able to generate sufficient cash flow to pay its operating expenses and make the daily payments. On February 29, 2000 the State made a demand on us under the State Guarantee. We began funding the daily payment to the State on February 29, 2000.

    The funding of the State Guarantee creates a demand obligation from JCC to us which is the most senior of the project debt, senior to the bank and bond financing, and secured by a first priority lien on all assets of the casino project. JCC's bank credit facility permits funding of up to $5 million under the State Guarantee without a default under the bank loan documents. JCC has obtained a waiver from its bank syndicate to permit funding of up to $40 million under the State Guarantee on certain conditions, including (1) reposting by the Company of the State Guarantee for the one-year period ending March 31, 2001, subject to certain conditions set forth in our agreement with JCC concerning the State Guarantee, and (2) forbearance until at the earliest March 31, 2001 by the Company of collection of up to $40 million principal on the demand obligation from JCC to us which arises when we fund under the State Guarantee, and also deferral until March 31, 2000 of any interest on such principal up to $40 million.

    On February 29, 2000, we notified JCC that if certain conditions are met, we will issue a new State Guarantee for the daily payments due from April 1, 2000 through March 31, 2001. We also agreed to forbear from collecting principal and interest on up to $40 million in loans under the State Guarantee until March 31, 2001.

    For providing the State Guarantee, we earn fees from JCC of $6 million for the first and second years of operations (or the prorated amounts thereof) and $5 million for each renewal year thereafter. We also earn fees for guaranteeing the JCC bank credit facility of approximately 2.75% of up to $156.5 million of guaranteed debt, payable for periods during which such debt is outstanding. Our credit support fees may be reduced in the event our borrowing costs under our Bank Facility increase after Plan consummation. We are obligated to defer receipt of State Guarantee fees and a portion of the credit support fees under certain circumstances, and the fees are currently being deferred by JCC.

    We have executed a forbearance agreement with JCC whereby we have agreed to forbear until August 1, 2000, or to such later date as we in our sole discretion may determine, from collecting from JCC slot machine rental, certain reimbursable items pursuant to the Management Agreement and certain service fees pursuant to an Administrative Services Agreement with JCC.

AUSTRALIA

    We sold our interests in the Star City casino in Sydney, Australia during fourth quarter 1999 and first quarter 2000 by divesting our outstanding shares and options of Star City Holdings Ltd. and selling our management contract for the casino. In connection with the sale of our management contract, we entered into a three-year casino services agreement whereby we provide consulting and advisory services to the purchaser for a fee.

RIVERBOAT CASINOS

JOLIET

    Harrah's Joliet is located in downtown Joliet, Illinois, on the Des Plaines River. The two riverboat casinos, the Harrah's Northern Star, a modern 210-foot mega-yacht, and the 210-foot Southern Star II, a re-creation of a Mississippi riverboat, offer a combined total of 37,160 square feet of casino space with 43 table games and 1,066 slot machines. Harrah's Joliet has operated as a dockside casino entertainment facility since the Illinois Riverboat Gambling Act was amended to allow dockside gaming in June 1999.

    The dockside facilities, which are situated on 6.8 acres, include a pavilion with three restaurants, two snack bars, a lounge, approximately 4,700 square feet of meeting space and a retail shop. Parking is available for 1,229 cars, including a portion in a 4-story parking garage. In 1999 Harrah's Joliet acquired 1.14 acres of additional land adjacent to the facility as a site for future development.

    On November 8, 1999, Harrah's Joliet opened a $29 million development project located in Joliet's City Center. The 11-story project includes a 204-room hotel (including four suites), 8,000 square feet of new and renovated office space and a fitness center. The hotel is located adjacent to Harrah's pavilion. We are now considering further modifications to the property to take advantage of the dockside operating environment.

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

EAST CHICAGO

    The Harrah's East Chicago Casino (formerly operated as Showboat Mardi Gras Casino) is a riverboat casino in East Chicago, Indiana, which contains 49,210 square feet of gaming space on four levels containing 66 table games and approximately 1,800 slot machines. The shoreside facilities include a 105,000 square foot pavilion located on approximately 27 acres of land. The property has three restaurants and two snack bars. There is a parking garage with the capacity to hold approximately 1,800 cars, and other surface parking available for approximately 800 cars.

    The Harrah's East Chicago Casino is owned by the Showboat Marina Casino Partnership ("SMCP"), an Indiana general partnership, in which the Company now has an almost 100% ownership interest. We acquired a 55% interest in SMCP in connection with our acquisition of Showboat in June 1998 and in February 1999 increased our ownership interest by buying out substantially all of the minority partners in SMCP. Some of the minority partners have retained the right to repurchase shares of SMCP at the original purchase price plus interest. If this occurs, it would reduce our interest to no less than 91%. On March 15, 1999, we converted the facility to the Harrah's brand name.

    In March 1999, we redeemed the $140 million of 13 1/2% First Mortgage Notes due 2009 issued by SMCP and its subsidiary.

    The casino's primary feeder market is the Chicago metropolitan area.

TUNICA

    Harrah's Tunica is a riverboat casino complex located in Tunica, Mississippi, approximately 30 miles south of downtown Memphis, Tennessee. The facilities include a casino constructed on a floating stationary barge with approximately 50,000 square feet of casino space, 1,437 slot machines and 23 table games. Shoreside facilities, which are situated on 88 acres of land, include a Harrah's hotel, which features 182 rooms, 18 suites, exercise facilities, four restaurants, a snack bar, a 250-seat showroom, a child care facility, an arcade, retail shop, approximately 13,500 square feet of convention area/meeting room space and customer parking for approximately 2,700 cars.

    The dockside casino facilities are owned by a partnership which is 100% owned by the Company. The underlying land is held under a long-term lease to the partnership. The partnership which owns Harrah's Tunica, along with two nearby competitors, owns a golf course and related facilities adjacent to Harrah's Tunica.

    The primary feeder market for Harrah's Tunica is the Memphis metropolitan area.

    We also operated another dockside casino in Tunica which closed in May 1997. In March 1999, this property was sold to another casino company.

VICKSBURG

    Harrah's Vicksburg is the Company's dockside casino entertainment complex on approximately 10.3 acres in Vicksburg, Mississippi. The complex, which is located in downtown Vicksburg on the Yazoo Diversion Canal of the Mississippi River, includes a 297-foot stationary riverboat casino designed in the spirit of a traditional 1800's riverboat with approximately 21,000 square feet of casino space, 696 slot machines and 26 table games. The casino is docked next to the Company's shoreside complex which features three restaurants, child care facilities, an arcade, a retail outlet and an approximate 8,500 square foot meeting room/convention area. Adjacent to the riverboat is a Harrah's hotel, with 109 rooms and eight suites, which is operated by the Company. Two covered parking garages are across the street with combined parking for 996 cars and additional parking is available for 429 cars. The Company owns the riverboat and hotel and owns or holds long-term rights to all real property pertaining to the project.

    The casino's primary feeder markets are western and central Mississippi and eastern Louisiana.

SHREVEPORT

    Harrah's Shreveport is the Company's dockside riverboat casino in downtown Shreveport, Louisiana, which includes a 254-foot 19th-century design paddlewheeler riverboat, the ShreveStar, with 22,550 square feet of gaming space with 1,153 slot machines and 32 table games. A pavilion, on 11.2 acres of land, adjoins the casino on the banks of the Red River and includes two restaurants and a 5,000 square foot area for private parties and group functions. Parking is available for 1,461 cars, including 1,365 spaces in a parking garage.

    We have begun construction to expand our Shreveport facilities to include a 514 room hotel as well as four restaurants (including a 156-seat steakhouse, a 198-seat coffee shop, a 446-seat buffet and a coffee/snack bar) as well as a new convention center, health spa and 437-space valet parking garage. We expect the expansion to be completed in fourth quarter 2000 at a cost of approximately $147 million.

    The casino and related facilities are owned by a partnership which is 100% owned by the Company. The underlying land is held by the partnership under a long-term lease from the City of Shreveport.

    The primary feeder markets for the casino are northwestern Louisiana and east Texas, including the Dallas/Fort Worth metropolitan area.

NORTH KANSAS CITY

    We own and operate dockside riverboat casino facilities in North Kansas City, Missouri, which include two riverboat casinos, the North Star, a 295-foot classic sternwheeler-designed stationary riverboat, and the other, the Mardi Gras, which is constructed on a floating stationary barge. The facilities offer a combined total of approximately 62,100 square feet of casino space, 2,239 slot machines and 65 table games.

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

ST. LOUIS-RIVERPORT

    Harrah's St. Louis-Riverport is part of a dockside riverboat casino complex owned and operated by the Company and Players in Maryland Heights, Missouri, in northwest St. Louis County, 16 miles from downtown St. Louis. The partnership formed by the Company and Players leases space both to us and to Players in which we each operate our separately branded casinos and specialty restaurants. Upon completion of our acquisition of Players, we will own 100% of the partnership and the operations at this property.

    Currently, each company operates two riverboat casinos. Harrah's two riverboats offer a combined total of approximately 60,000 square feet of gaming space, with a total of 1,664 slot machines and 48 table games.

    A shoreside pavilion includes five restaurants (one of which is owned and managed by Players), a snack bar, an arcade, an entertainment lounge and retail space. Additional amenities include a 10,000 square foot convention/special events center and child care facilities. Also included in the shoreside facilities is an 8-story Harrah's hotel with 277 rooms and 14 suites. Parking is available for 4,071 cars, including a portion in a parking garage. We manage the shoreside pavilion, hotel and parking areas for the partnership for a fee.

    The complex is located on a site comprised of approximately 74 acres which is owned by the Company and leased to the partnership, and approximately 140 acres of additional land which is included in the development and owned by the partnership.

    The primary feeder market for Harrah's St. Louis-Riverport is the St. Louis metropolitan area.

INDIAN GAMING

AK-CHIN

    Harrah's Phoenix Ak-Chin casino is owned by the Ak-Chin Indian Community and is located on approximately 20 acres of land on the Community's reservation, approximately 25 miles south of Phoenix, Arizona. The casino includes 38,000 square feet of casino space with 475 slot machines, 13 poker tables, bingo, keno, two restaurants, one snack bar, an entertainment lounge, 3,250 square feet of meeting room space and a retail shop. The complex has customer parking for approximately 1,100 cars and has valet parking available. We manage the casino for a fee under a management contract. The original contract expired in December 1999, and we have signed a contract with the Ak Chin Indian Community to continue management of the Casino for another five years after that date. The new agreement is subject to various regulatory approvals, and contemplates an extension of the Community's compact with the state of Arizona, which expires in 2003. The existing management agreement has been temporarily extended through July 1, 2000 (on the new financial terms) while regulatory approvals are obtained.

    The primary feeder markets for the casino are Phoenix and Tucson.

CHEROKEE

    We developed the Harrah's Cherokee Smoky Mountains Casino for the Eastern Band of Cherokee Indians on approximately 39 acres of land on their reservation in Cherokee, North Carolina. The casino includes 60,000 square feet of casino space, with 2,518 video gaming machines. Additional facilities consist of a multi-purpose entertainment room with approximately 1,500 theater-style seats, three restaurants, a gift shop and child care facilities. Parking is available for approximately 1,985 cars. We manage the casino for a fee under a management contract expiring in November 2002. In November 1999, we announced an agreement with the Tribe to extend our management contract for the casino for another two years after its expiration in November 2002.

    The Company has guaranteed the Tribe's repayment of an $82 million bank loan, the proceeds of which were used to construct the Cherokee facility. At year end 1999, $65.6 million of the loan was outstanding. In connection with the extension of the management contract, we have agreed to guarantee up to an additional $60 million in project financing to expand the facility.

    The casino's primary feeder markets are eastern Tennessee, western North Carolina, as well as northern Georgia and South Carolina.

PRAIRIE BAND

    Harrah's Prairie Band Casino-Topeka, located approximately 17 miles north of Topeka, Kansas, was developed by the Company for the Prairie Band of Potawatomi Indians ("Prairie Band") on approximately 80 acres of land owned by the tribe. The casino facilities include 25,478 square feet of casino space with 702 slot machines and 31 table games. The complex also includes a 100-room hotel, a restaurant, two snack bars, an entertainment lounge, a gift shop and parking for approximately 820 vehicles. The facilities are managed by the Company for a fee under a management contract expiring in January 2003. Renewal of the contract would require mutual agreement between us and the Prairie Band and approval by the NIGC.

    We have guaranteed the Tribe's repayment of a $37 million bank loan, the proceeds of which were used to construct the Prairie facility. At year end 1999, $14.8 million of the loan was outstanding.

    Topeka and Wichita are the primary feeder markets for the casino.

                                     OTHER

NATIONAL AIRLINES, INC.

    We own approximately 47.8% of the stock of National Airlines, Inc., a new airline based in Las Vegas and presently offering nonstop flights between Las Vegas and New York, Chicago, Philadelphia, Miami, Dallas, Los Angeles and San Francisco. Up to six additional routes are expected to be added during 2000. We originally invested $15 million in National Airlines, and prior to our acquisition of Rio, Rio also invested $15 million. The consummation of the merger with Rio increased our equity interest to approximately 47.8%; however, our voting power is limited to 25% Our investment in the airline allows us to offer additional valued services and conveniences to customers. We have entered into marketing agreements with National Airlines to support joint promotions involving the airline, Harrah's Las Vegas and the Rio Hotel & Casino, and, we have provided two letters of credit totaling $15 million as collateral for financial accommodations extended to National Airlines by two lenders, for which we receive fees and warrants to purchase additional stock in the airline. Rio's interest in the airline is reported as an asset-held-for-sale in our financial statements.

OTHER

    In September 1999, we sold our interest in Sodak Gaming, Inc. ("Sodak") to a gaming equipment manufacturing company which acquired all of Sodak's outstanding shares. Sodak is a leading distributor of electronic gaming machines and gaming-related products and systems.

    We own a minority interest in Interactive Entertainment Limited ("IEL"), a publicly-owned corporation. IEL pioneered the development of sophisticated remote control gaming entertainment software for use in the international long-haul airline industry, called "Sky Games." However, due to an inability to obtain sufficient financing for the project, IEL has ceased all operations related to its Sky Games business and is making efforts to conduct an orderly disposition of all the assets related to the Sky Games inflight gaming product line. In the fourth quarter of 1998, we wrote off our investment in IEL.

    We own a one-third interest in Turfway Park LLC, which is the owner of the Turfway Park race course located on 197 acres in Boone County, Kentucky. We also own 47 acres of undeveloped land in the vicinity of the race track, which are currently listed for sale.

    In addition to the above, we are actively pursuing a variety of casino entertainment opportunities in various jurisdictions both domestically and abroad, including land-based, riverboat and dockside casino and Indian gaming projects in the United States. A number of these projects, if they go forward, could require significant capital investments.

                             PATENTS AND TRADEMARKS

    We own the following trademarks used in this document:
Harrah's-Registered Trademark-; Rio-Registered Trademark-;
Showboat-Registered Trademark-; Bill's-Registered Trademark-; Total Gold-Registered Trademark-; WINet-Registered Trademark-; Harrah's Northern Star(sm); North Star(sm); Harrah's Southern Star II(sm); ShreveStar(sm); Mardi Gras(sm); Masquerade Village(sm); Palazzo Suites(sm); Sammy's Showroom(sm); South Shore Showroom(sm) and Rio Secco Golf Club(sm). We consider all of these marks, and the associated name recognition, to be valuable to our business. We hold four U.S. patents covering the technology associated with our Total Gold program--U.S. Patent No. 5,613,912 issued March 25, 1997 (which is the subject of a license agreement with Mikohn Gaming Corporation), U.S. Patent No. 5,761,647 issued June 2, 1998, U.S. patent No. 5,809,482 issued September 15, 1998, and U.S. patent No. 6,003,013 issued December 14, 1999. We consider these patents to be valuable to our business.

                                  COMPETITION

    We operate land-based, dockside, riverboat and Indian casino facilities in all of the traditional, and most of the new, U.S. casino entertainment jurisdictions. We compete with numerous casinos and casino hotels of varying quality and size in the market areas where our properties are located. We also compete with other non-gaming resorts and vacation areas, and with various other casino and other entertainment businesses. The casino entertainment business is characterized by competitors which vary considerably by their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. In certain areas such as Las Vegas, we compete with a wide range of casinos, some of which are significantly larger and offer substantially more non-gaming activities to attract customers.

    In most markets, we compete directly with other casino facilities operating in the immediate and surrounding market areas. In major casino destinations, such as Las Vegas and Atlantic City, we face competition from other markets in addition to direct competition in our market areas.

    In recent years, with fewer new markets open for development, competition in existing markets has intensified. Many casino operators, including Harrah's Entertainment, have invested in expanding existing facilities, in the development of new facilities in existing markets, such as Las Vegas, and in the acquisition of established facilities in existing markets, such as our acquisition of the casinos owned by Rio and Showboat and our planned acquisition of Players. This expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors has increased competition in many markets in which we compete, and this intense competition can be expected to continue. These competitive pressures have adversely affected our financial performance in certain markets and, we believe, have also adversely affected the financial performance of certain competitors operating in these markets.

    We believe we are well positioned to take advantage of any further legalization of casino gaming, the continued positive consumer acceptance of casino gaming as an entertainment activity, and increased visitation to casino facilities. However, the expansion of casino entertainment into new markets also presents competitive issues for us. For example, in September 1999, the State of California and approximately 60 Indian Tribes executed Class III Gaming compacts, which other California tribes can join. The Compacts, which allow each tribe to operate, on tribal trust lands, two casinos with up to 2,000 slot machines per tribe and unlimited house-banked card games, were the subject of an amendment to the state's constitution approved in a statewide referendum on March 7, 2000. At this time, the ultimate impact that the compacts and the California referendum may have on the industry or on our Company are uncertain.

    Moreover, the casino entertainment industry is subject to political and regulatory uncertainty. In 1996, the U.S. government formed the National Gambling Impact Study Commission to study gambling in the United States, including the casino gaming industry. The commission issued its report in June 1999. At this time, we are not sure of the ultimate impact of the commission's report on the casino industry or on the Company. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations--Effects of Current Economic and Political Conditions" on pages 31 and 32 and portions of "Management's Discussion and Analysis--Operating Results and Development Plans" on pages 25 and 26 of the Annual Report. These pages are incorporated into this document by reference.

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

    The New Jersey Commission can find that any holder of the equity or debt securities issued by Harrah's Entertainment or its subsidiaries is not qualified to own such securities. If a security holder of Harrah's Entertainment or its subsidiaries is found disqualified, the New Jersey Act provides that it is unlawful for the security holder to: (i) receive any dividends or interest payment on such securities; (ii) exercise, directly or indirectly, any rights conferred by the securities; or (iii) receive any remuneration from the company in which the security holder holds an interest. To implement these provisions, the New Jersey Act requires, among other things, casino licensees and their holding companies to adopt provisions in their certificate of incorporation providing for certain remedial action in the event that a holder of any security of such company is found disqualified. The required certificate of incorporation provisions vary depending on whether such company is a publicly or privately traded company as defined by the New Jersey Act. The Certificates of Incorporation of Harrah's Entertainment and HOC (both "publicly-traded companies" as defined by the New Jersey Act) contain provisions which provide Harrah's Entertainment and HOC, respectively, with the right to redeem the securities of disqualified holders, if necessary, to avoid any regulatory sanctions, to prevent the loss or to secure the reinstatement of any license or franchise held by Harrah's Entertainment or HOC or their affiliates, or if such holder is determined by any gaming regulatory agency to be unsuitable, has an application for a license or permit rejected, or has a previously issued license or permit rescinded, suspended, revoked or not renewed. The Certificates of Incorporation of Harrah's Entertainment and HOC also contain provisions defining the redemption price and the rights of a disqualified security holder. In the event a security holder is disqualified, the New Jersey Commission is empowered to propose any necessary action to protect the public interest, including the suspension or revocation of the casino license of Marina and/or Showboat. The New Jersey Act provides, however, that the New Jersey Commission shall not take action against a casino licensee or its parent companies with respect to the continued ownership of the security interest by the disqualified holder, if the New Jersey Commission finds that: (i) such company has a certificate of incorporation provision providing for the disposition of such securities as discussed above; (ii) such company has made a good faith effort to comply with any order requiring the divestiture of the security interest held by the disqualified holder; and (iii) the disqualified holder does not have the ability to control the casino licensee or its parent companies or to elect one or more members to the board of directors of such company. The Certificate of Incorporation of HOC further provides that debt securities issued by HOC are held subject to the condition that if a holder is found unsuitable by any governmental agency the corporation shall have the right to redeem the securities.

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

    The New Jersey Commission granted Marina a plenary casino license in connection with Harrah's Atlantic City in November 1981, and granted Showboat a plenary casino license in connection with Showboat Casino Hotel in March 1987. Each of Marina's and Showboat's licenses has been renewed since then. In April 1996, the New Jersey Commission renewed Marina's license for a four-year period and also found Harrah's Entertainment and HOC to be qualified as holding companies of Marina. The New Jersey Commission has begun the renewal process for Marina's license, which we expect to result in the granting of an additional four-year license for Marina in April 2000. In January 1997, the New Jersey Commission renewed Showboat's license for a four-year period and, in April 1998, found Harrah's Entertainment and HOC to be qualified as holding companies of Showboat following the acquisition of Showboat, Inc. by Harrah's.

GAMING--NEVADA

    The ownership and operation of casino gaming facilities in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, "Nevada Act"); and (ii) various local ordinances and regulations. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board"), the City of Las Vegas, the Clark County Liquor and Gaming Licensing Board ("CCLGLB"), the City of Reno, and the Douglas County Sheriff's Department ("Douglas County"). The Nevada Commission, the Nevada Board, the City of Las Vegas, the CCLGLB, the City of Reno, and Douglas County are collectively referred to as the "Nevada Gaming Authorities."

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

    Harrah's Entertainment is registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable to own the stock of HOC which is also a Registered Corporation by virtue of its outstanding debt securities. HOC has been found suitable to own the stock of (I) Rio Hotel & Casino, Inc. ("Rio"), (ii) Showboat, Inc. ("Showboat"), (iii) Harrah's Las Vegas, Inc. ("HLVI") and (iv) Harrah's Laughlin, Inc. ("HLI"). Rio has been registered as an intermediary company and found suitable to own the stock of Rio Properties, Inc. ("RPI") and Rio Leasing, Inc. ("RLI"). Showboat also has been registered as an intermediary company and has been found suitable to own the stock of Showboat Operating Company ("SBOC"). HOC, Rio, Showboat, HLVI, HLI, RPI, SBOC and RLI (collectively, the "Gaming Subsidiaries") are required to be registered or licensed by the Nevada Gaming Authorities to enable Harrah's Entertainment to conduct gaming operations at Harrah's Lake Tahoe, Bill's Lake Tahoe Casino, Harrah's Reno, Harrah's Las Vegas, Harrah's Laughlin, Rio Suite Hotel & Casino and Las Vegas Showboat and to engage in manufacturing and distribution of gaming devices. The gaming licenses held by the Gaming Subsidiaries require the periodic payment of fees and taxes and are not transferable. HOC is also licensed as a manufacturer and distributor of gaming devices. SBOC and RLI are each licensed as a distributor of gaming devices. Such manufacturer's and distributor's licenses also require the annual payment of fees and are not transferable.

    As Registered Corporations, Harrah's Entertainment and HOC are required periodically to submit detailed financial and operating reports and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, the Gaming Subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities and Harrah's Entertainment may not sell or transfer beneficial ownership of any of HOC's equity securities without the prior approval of the Nevada Commission. Harrah's Entertainment and the Gaming Subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses required in order to engage in gaming, manufacturing and distribution activities in Nevada.

    The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, Harrah's Entertainment or the Gaming Subsidiaries in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Gaming Subsidiaries must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of Harrah's Entertainment, HOC, Rio or Showboat who are actively and directly involved in gaming activities of the Gaming Subsidiaries may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

    If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with Harrah's Entertainment or the Gaming Subsidiaries, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require Harrah's Entertainment or the Gaming Subsidiaries to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

    Harrah's Entertainment and the Gaming Subsidiaries are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the Gaming Subsidiaries must be reported to, or approved by, the Nevada Commission.

    If it were determined that the Nevada Act was violated by the Gaming Subsidiaries, the gaming licenses they hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Gaming Subsidiaries, Harrah's Entertainment and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate Harrah's Entertainment's gaming properties and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect Harrah's Entertainment's gaming operations.

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

    Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the voting securities of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. Harrah's Entertainment is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with Harrah's Entertainment or the Gaming Subsidiaries, it: (i) pays that person any dividend or interest upon voting securities of Harrah's Entertainment; (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; (iii) pays remuneration in any form to that person for services rendered or otherwise; or
(iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of said voting securities for cash at fair market value. Additionally, the CCLGLB has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee.

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

    Harrah's Entertainment is required to maintain a current stock ledger at its corporate headquarters in Las Vegas, Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. Harrah's Entertainment also is required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require Harrah's Entertainment's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement on Harrah's Entertainment.

    Harrah's Entertainment and HOC may not make a public offering of their securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On November 19, 1998, the Nevada Commission granted Harrah's Entertainment and HOC prior approval to make public offerings for a period of two years, subject to certain conditions ("Shelf Approval"). On November 18, 1999 the Nevada Commission amended the Shelf Approval. The Shelf Approval also applies to any affiliated company wholly owned by Harrah's Entertainment (an "Affiliate") which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval also includes approval for the Gaming Subsidiaries to guarantee any security issued by, or to hypothecate their assets to secure the payment or performance of any obligations evidenced by a security issued by, Harrah's Entertainment or an Affiliate in a public offering under the Shelf Approval. The Shelf Approval, however, may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

    Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees") and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or enter into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ, contract with or associate with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of unsuitability.

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

    The Governor of Indiana has appointed a Gaming Impact Study Commission chaired by the Attorney General to review the impact of all forms of gaming in Indiana, which issued its final report on December 31, 1999. The effect of the report on gaming in Indiana, if any, cannot be determined at this time.

    A lawsuit was filed on October 25, 1996, in Harrison County, Indiana by three individuals residing in counties abutting the Ohio River, which challenges the constitutionality of the Riverboat Gambling Act on grounds that: (i) it creates an unequal privilege because under the Act supporters of riverboat casino gambling, having lost a county-wide vote, are allowed to resubmit a proposal to county voters for approval of riverboat casino gambling while opponents of riverboat casino gambling, having lost a county-wide vote, do not have a converse opportunity; and (ii) it was enacted as a provision attached to a state budget bill allegedly in violation of an Indiana constitutional provision requiring legislative acts to be confined to one subject and matters properly connected with the subject. The Indiana Supreme Court previously has upheld the constitutionality of the Riverboat Gambling Act, although the prior challenge was on different grounds than those contained in the current lawsuit. The Attorney General of the State of Indiana, on behalf of the Indiana Commission, filed a motion for summary judgment, which was granted, upholding the constitutionality of the Riverboat Gambling Act. The plaintiffs have filed an appeal, which is pending. If the Riverboat Gambling Act ultimately was held unconstitutional it would, absent timely corrective legislation, have a material adverse effect on SMCP's operations.

GAMING--LOUISIANA (NEW ORLEANS)

    On October 30, 1998, the plan of reorganization of Harrah's Jazz Company, a partnership formed for the purposes of developing, owning and operating the exclusive land-based casino in New Orleans, was consummated (the "Plan"). Pursuant to the Plan, a newly formed entity, Jazz Casino Company, L.L.C. ("JCC"), assumed responsibility for, among other things, operating the casino (the "New Orleans Casino") in accordance with a casino operating contract (the "Casino Contract") with the Louisiana Gaming Control Bord ("LGCB"). In exchange for an equity investment, a subsidiary of the Company acquired, at the time of consummation of the Plan, approximately a 43% equity interest in the parent of JCC (which is subject to certain options). A subsidiary of the Company, Harrah's New Orleans Management Company ("HNOMC") manages the New Orleans Casino pursuant to a management agreement with JCC.

    The ownership, management and operation of the New Orleans Casino are subject to pervasive governmental regulation, including regulation by the Louisiana Gaming Control Board ("LGCB") in accordance with the terms of the Louisiana Economic Development and Gaming Act (the "Gaming Act"), the rules and regulations promulgated thereunder from time to time ("the Rules and Regulations"), and the Casino Contract. The LGCB is empowered to regulate a wide spectrum of gaming and nongaming related activities.

    The Gaming Act and the Rules and Regulations, all of which are subject to amendment or revision from time to time, establish significant regulatory requirements with respect to gaming activities, JCC, HNOMC and affiliated entities, including, without limitation, suitability standards for direct and indirect investors, requirements with respect to minimum accounting and financial practices, standards for gaming devices and surveillance, licensure requirements for vendors and employees, and permissible food services. Failure to comply with the Gaming Act and the Rules and Regulations could result in disciplinary action, including fines and suspension or revocation of a license or suitability. Certain regulatory violations could also constitute an event of default under the Amended and Renegotiated Casino Operating Contract.

    The license to own and operate the casino derives from the Casino Contract. Subject to the terms and conditions of the Casino Contract, the term of the authorization for gaming runs to July 2014, with a ten-year renewal period.

    The Gaming Act and the Rules and Regulations require suitability findings for, among others, HNOMC and the Company, anyone with a direct ownership interest (regardless of percentage interest) or the ability to control JCC, HNOMC and the Company as well as certain officers and directors of such companies, certain employees and certain specified debt holders and lenders loaning funds related to the Casino project. Suitability of an applicant requires that the applicant demonstrate by clear and convincing evidence that, among other things, (i) the applicant is a person of good character, honesty and integrity; (ii) the applicant's prior activities, criminal record, if any, reputation, habits and associations do not pose a threat to the public interest of the State or the regulation and control of casino gaming or create or enhance the dangers of unsuitable, unfair or illegal prctices, methods and activities in the conduct of gaming or the carrying on of the business and financial arrangements incidental thereto; and (iii) the applicant is capable of and is likely to conduct the activities for which a license or contract is sought. In addition, to be found suitable for purposes of the Casino Contract, JCC must demonstrate by clear and convincing evidence that: (i) it has or guarantees acquisition of adequate business competence and experience in the operation of casino gaming operations; (ii) the proposed financing is adequate for the proposed operation and is from suitable sources; and (iii) it has or is capable of and guarantees the obtaining of a bond or satisfactory financial guarantee of a sufficient amount, as determined by the LGCB, to guarantee successful completion of and compliance with the Casino Contract or such other projects that are regulated by the LGCB.

    Under the Gaming Act and Rules and Regulations, any person holding or controlling a direct or beneficial 5% or more equity interest (either alone or in combination with others) in a direct or indirect holding company of JCC or HNOMC is presumed to have the ability to control JCC or HNOMC (or their holdings companies, as the case may be), requiring a finding of suitability, unless, among other things: (i) the presumption is rebutted by clear and convincing evidence; or (ii) the holder is one of several specified passive institutional investors and, upon request, such institution files necessary documentation demonstrating that it does not have the ability to control such entity and that it does not intend to influence the affairs of JCC or HNOMC. To the extent any holder of such securities fails to satisfy such requirement, such holder may be required to obtain certain qualifications or approvals (including a finding of suitability) from the LGCB to continue to hold such securities. Any failure to obtain such qualifications or approvals may subject such security holders to certain requirements, limitations or prohibitions, including a requirement that such security holders liquidate their securities at a time or at a cost that is otherwise unfavorable to such security holders.

    Under the Gaming Act and Rules and Regulations, the LGCB has the authority to deny, revoke, suspend, limit, condition, or restrict any finding of suitability. Under the Rules and Regulations, the LGCB also has the authority to take further action against JCC or HNOMC on the grounds that a person found suitable as required by the Gaming Act is associated with, or controls, or is controlled by, or is under common control with, an unsuitable or disqualified person. Under the Rules and Regulations and the Casino Contract, if at any time the LGCB finds that any person required to be and remain suitable has failed to demonstrate suitability, the LGCB may, consistent with the Gaming Act and the Casino Contract, take any action that the LGCB deems necessary to protect the public interest. Under the Rules and Regulations, however, if a person associated with JCC, HNOMC or their affiliate, intermediary or holding companies, as the case may be, has failed to be found or remain suitable, the LGCB wil not declare such companies unsuitable as a result if such companies comply with the conditional licensing provisions, take immediate good faith action and comply with any order of the LGCB to cause such person to dispose of its interest, and, before such dispostion, ensure that the disqualified person does not receive any ownership benefits. The above safe harbor protections do not apply if JCC, HNOMC or their affiliate, intermediary, or holding companies, as the case may be: (i) fail to remain suitable, (ii) had actual or constructive knowledge of the facts that are the basis of the LGCB regulatory action and failed to take appropriate action, or (iii) are so tainted by such person that it affects the suitability of such entity under the standards of the Gaming Act.

    Under the Gaming Act, the LGCB and the its investigatory arm, the State Police, are also required to issue licenses or permits to certain persons associated with gaming operations, including: (i) certain employees of JCC and HNOMC; (ii) certain manufacturers, distributors and suppliers of gaming devices;
(iii) certain suppliers of non-gaming goods or services; (iv) any person who furnishes services or property to JCC under an arrangement pursuant to which the person receives payments based on earnings, profits or receipts from gaming operations; and (v) any other persons deemed necessary by the LGCB. The securing of the requisite licenses and permits under the Gaming Act are a prerequisite for conducting, operating or performing any activity regulated by the LGCB or the Gaming Act. The Gaming Act provides that the LGCB has full and absolute power to deny an application, or to limit, condition, restrict, revoke or suspend any license, permit or approval, or to find unsuitable any person licensed, permitted or approved for any cause specified in the Gaming Act or rules promulgated by the LGCB. The Rules and Regulations provide that the LGCB may take any of the foregoing actions with respect to any person licensed, permitted, or approved, or any person registered, found suitable, or holding a contract, for any cause deemed reasonable.

    The Gaming Act provides that it is the express intent, desire and policy of the legislature that no holder of the Casino Contract, applicant for a license, permit, contract or other thing existing, issued or let as a result of the Gaming Act shall have any right or action to obtain any license, permit, contract or the granting of the approval sought except as provided for and authorized by the Gaming Act. Any license, permit, contract, approval or thing obtained or issued pursuant to the provisions of the Gaming Act has been expressly declared by the legislature to be a pure and absolute revocable privilege and not a right, property or otherwise, under the constitutions of the United States or of the State. The Gaming Act also provides that no holder acquires any vested right therein or thereunder.

    Under the Gaming Act, the gaming activities that may be conducted at the official gaming establishment, subject to the rule-making authority of the LGCB, include any banking or percentage game that is played with cards, dice or any electronic, electrical or mechanical device or machine for money, property or any thing of value, but exclude lottery, bingo, charitable games, raffles, electronic video bingo, pull tabs, cable television bingo, wagering on dog or horse races, sports betting or wagering on any type of sports contest or event.

    Under the Casino Contract, for each fiscal year of the Casino's operation, JCC is required to pay to LGCB the greater of (i) $100 million; and (ii) the sum of a sliding scale of gross gaming revenue that begins with a percentage of 18.5% of such revenues up to $600 million and escalates in differing percentages to a high of 25% for such revenues in excess of $900 million. JCC is required to make such payments in daily increments, with an end of year settlement for gross gaming revenues in excess of $100 million. At least one day prior to the beginning of each fiscal year (no later than March 31(st) of each year), JCC is required to post with LGCB an unconditional guaranty of the minimum $100 million payments to LGCB in a form acceptable to LGCB and issued by a lender or third party with resources suitable to cover this payment (as determined by LGCB). The failure to post such a guaranty will result in the automatic termination of the Casino Contract with no cure period. The Casino Contract also imposes certain financial stability requirements on JCC relating to its ability to meet ongoing operating expenses, casino bankroll requirements, project debt payments and capital maintenance requirements. If JCC fails to clearly and convincingly demonstrate compliance with such requirements, LGCB may impose certain regulatory conditions, including, without limitation, placing restrictions on certain distributions by JCC to affiliates or entities in a control relationship with any of them and appointing a fiscal agent. The failure to cure a financial stability default within the specified period of time is an Event of Default under the Casino Contract that could lead to the closure of the Casino, the termination of the Casino Contract, and/or the appointment of a conservator.

    The sale, transfer, assignment, or alienation of a casino operating contract, or an interest therein, in violation of the Gaming Act is prohibited. The LGCB may approve the sale, transfer, assignment, or may grant the approval subject to conditions imposed by the LGCB. Further, under the Gaming Act, the sale, transfer, assignment, pledge, alienation, disposition, public offering, or acquisition of securities that results in one person's owning 5% or more of the total outstanding shares issued by JCC is void as to such person without prior approval of the LGCB. Failure to obtain prior approval by the of LGCB of a person acquiring 5% or more of the total outstanding shares of a licensee or 5% or more economic interest in JCC is grounds for cancellation of the Casino Contract or license suspension or revocation.

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

    The Gaming Act provides that JCC shall not: (i) offer seated restaurant facilities with table food service for patrons, but may offer limited cafeteria style food services for employees and patrons as provided by rule of the LGCB, provided, however, that no food may be given away or subsidized within the New Orleans Casino by JCC or any licensee, and no facility for food service shall exceed seating for 250 persons (by rule and regulation, LGCB is empowered to allow JCC to contract with local food preparers to provide certain limited food offerings at the New Orleans Casino); (ii) offer lodging in the Casino, nor engage in any practice or enter into any business relationships to give any hotel, whether or not affiliated with JCC, any advantage or preference not available to all similarly situated hotels; (iii) engage in such activities as are prohibited by the Casino Contract; (iv) engage in the sale of products that are not directly related to gaming; or (v) cash or accept in exchange for the purchase of tokens, chips or electronic cards an identifiable employee payroll check. Any contract between JCC and any hotel or lodging facilities must be submitted to the LGCB for approval prior to entering into the contract.

    The Gaming Act provides that the LGCB shall annually enter into a casino support services contract with the City of New Orleans in order to compensate it for the cost to it for providing support services resulting from the operation of the official gaming establishment and the activities therein. The amount of the contract is to be determined by negotiation and agreement on an annual basis between the LGCB and the City of New Orleans, subject to approval by the State legislature.

    The Gaming Act, the Casino Contract and the Rules and Regulations have extensive prior approval requirements relating to certain borrowings and security interests related to the casino project. The Gaming Act authorizes the LGCB to provide for the protection of the rights of holders of security interests in both immovable property and movable property used in or related to casino gaming operations ("Gaming Collateral") and to provide for the continued operation of the New Orleans Casino during the period of time that a lender, as a holder of a security interest, seeks to enforce its security interest in such property. In connection therewith, the Gaming Act provides that the holder of a security interest in Gaming Collateral may receive payments from the owner or lessee of such property out of the proceeds of casino gaming operations received by the owner or lessee, and, the holder of the security interest may be exempt from the licensing requirements of the Gaming Act with respect to such payments if the transaction(s) giving rise to such payments have been approved in advance by the LGCB and complies with all rules and regulations of the LGCB and the LGCB determines the holder to be suitable.

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

    Because legalized gaming is a relatively new industry in the State, there has been significant attention by the Louisiana legislature over the past few years to gaming related bills dealing with a wide range of subjects that could impact the New Orleans Casino project. At various times, bills have been introduced to, among other things, constitutionally and/or legislatively repeal all forms of gaming (including the land-based casino), increase taxes on casinos, limit credit that may be extended by casinos, limit days and hours of operation and alter the regulatory oversight structure. There can be no assurances that legislation having a material detrimental impact on the New Orleans Casino will not be enacted.

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

    An applicant is ineligible to receive an owner's license if the applicant, any of its officers, directors or managerial employees or any person who participates in the management or operation of gaming operations: (i) has been convicted of a felony; (ii) has been convicted of any violation under Article 28 of the Illinois Criminal Code or any similar statutes in any other jurisdiction;
(iii) has submitted an application which contains false information; or (iv) is a member of the Illinois Gaming Board. In addition, an applicant is ineligible to receive an owners' license if a license of the applicant issued under the Illinois legislation or a license to own or operate gaming facilities in any other jurisdiction has been revoked.

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

    The legislation, as amended, imposes an annual graduated wagering tax on adjusted receipts (generally defined as gross receipts less payments to customers as winnings) from gambling games, effective January 1, 1998. The graduated tax rate is as follows: up to $25 million--15%; $25 to $50 million--20%; $50 to $75 million--25%; $75 to $100 million--30%; in excess of $100 million--35%. The tax imposed is to be paid by the licensed owner to the Illinois Gaming Board on the day after the day when the wagers were made. Of the proceeds of that tax, 25% goes to the local government where the home dock is located, a small portion goes to the Illinois Gaming Board for administration and enforcement expenses, and the remainder goes to the state education assistance fund.

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

    In 1999, the Riverboat Gambling Act was amended, INTER ALIA, to allow dockside gaming, the ownership of multiple casino licenses, and the movement of a riverboat gaming license from one location to another. Subsequently, a lawsuit was filed challenging the constitutionality of certain aspects of the amendment. If the lawsuit is successful, it may result in a finding that the entire amendment is unconstitutional. Such a finding could have a material adverse effect on the Company's ownership of multiple casino licenses and the operating results of the Company's riverboats.

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

    To obtain a gaming license, applicants must obtain certain Certificates of Approval from the LGCB and submit comprehensive application forms, be fingerprinted and undergo an extensive background investigation by the Division. An applicant is ineligible to receive a gaming license if the applicant has not established good character, honesty and integrity. Each license granted entitles a licensee to operate a riverboat and equipment thereon from a specific location. The duration of the license initially runs for five years. Red River received a one-year renewal in July, 1999. Subsequent renewals will be for two-year terms. In determining whether to grant a license, the Division considers: (i) the good character, honesty and integrity of the applicant; (ii) the applicant's ability to conduct gaming operations; (iii) the adequacy and source of the applicant's financing; (iv) the adequacy of the design documents submitted; (v) the docking facilities to be used; (vi) applicant's plan to recruit, train, and upgrade minorities in employment and to provide for minority-owned business participation.

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

    The legislation imposes a franchise fee for the right to operate on Louisiana waterways of 15% of net gaming proceeds and a license fee of $50,000 (first year) and $100,000 (subsequent years) plus three and one-half percent of net gaming proceeds. All fees are paid to the Division. In addition, the legislation authorizes local governing authorities the power to levy an admission fee for each person boarding the riverboat. Currently that amount is paid by the license holder. The Company's operation is currently making a payment in lieu of such admission fee of 4.75% of net gaming proceeds.

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

    IGRA requires NIGC approval of management contracts for Class II and Class III gaming as well as the review of all agreements collateral to the management contracts. The management contracts relating to the Harrah's managed casinos for the Ak-Chin Indian Community, the Eastern Band of Cherokee Indians and the Prairie Band of Potawatomi Nation were approved by the NIGC. The NIGC will not approve a management contract if a director or a 10% shareholder of the management company: (i) is an elected member of the Indian tribal government which owns the facility purchasing or leasing the games; (ii) has been or is convicted of a felony gaming offense; (iii) has knowingly and willfully provided materially false information to the NIGC or the tribe; (iv) has refused to respond to questions from the NIGC; or (v) is a person whose prior history, reputation and associations pose a threat to the public interest or to effective gaming regulation and control, or create or enhance the chance of unsuitable activities in gaming or the business and financial arrangements incidental thereto. In addition, the NIGC will not approve a management contract if the management company or any of its agents have attempted to unduly influence any decision or process of tribal government relating to gaming, or if the management company has materially breached the terms of the management contract or the tribe's gaming ordinance, or a trustee, exercising due diligence, would not approve such management contract. A management contract can be approved only after NIGC determines that the contract provides, among other things, for: (i) adequate accounting procedures and verifiable financial reports, which must be furnished to the tribe; (ii) tribal access to the daily operations of the gaming enterprise, including the right to verify daily gross revenues and income; (iii) minimum guaranteed payments to the tribe, which must have priority over the retirement of development and construction costs; (iv) a ceiling on the repayment of such development and construction costs and (v) a contract term not exceeding five years and a management fee not exceeding 30% of net revenues (as determined by the NIGC); provided that the NIGC may approve up to a seven year term and a management fee not to exceed 40% of net revenues if NIGC is satisfied that the capital investment required, and the income projections for the particular gaming activity require the larger fee and longer term. There is no periodic or ongoing review of approved contracts by the NIGC. The only post-approval action which could result in possible modification or cancellation of a contract would be as the result of an enforcement action taken by the NIGC based on a violation of the law or an issue affecting suitability.

    IGRA established three separate classes of tribal gaming--Class I, Class II and Class III. Class I includes all traditional or social games solely for prizes of minimal value played by a tribe in connection with celebrations or ceremonies. Class II gaming includes games such as bingo, pulltabs, punchboards, instant bingo and non-banked card games (those that are not played against the house), such as poker. Class III gaming is casino-style gaming and includes banked table games such as blackjack, craps and roulette, and gaming machines such as slots, video poker, lotteries and pari-mutuel wagering. Harrah's Phoenix Ak-Chin provides Class II gaming and, as limited by the tribal-state compact, Class III gaming. The Cherokee and Prairie Band casinos provide only Class III gaming.

    IGRA prohibits all forms of Class III gaming unless the tribe has entered into a written agreement with the state that specifically authorizes the types of Class III gaming the tribe may offer (a "tribal-state compact"). These compacts provide among other things the manner and extent to which each state will conduct background investigations and certify the suitability of the manager, its officers, directors, and key employees to conduct gaming on tribal lands. The Company has received its permanent certification from the Arizona Department of Gaming as management contractor for the Ak-Chin Indian Community's casino and has been licensed by the relevant tribal gaming authorities to manage the Prairie Band of Potawatomi Indians' casino and the Eastern Band of Cherokee Indians' casino, respectively.

    Title 25, Section 81 of the United States Code states that "no agreement shall be made by any person with any tribe of Indians, or individual Indians not citizens of the United States, for the payment or delivery of any money or other thing of value . . . in consideration of services for said Indians relative to their lands . . . unless such contract or agreement be executed and approved" by the Secretary or his or her designee. An agreement or contract for services relative to Indian lands which fails to conform with the requirements of Section 81 is void and unenforceable. All money or other thing of value paid to any person by any Indian or tribe for or on his or their behalf, on account of such services, in excess of any amount approved by the Secretary or his or her authorized representative will be subject to forfeiture. We believe that we have complied with the requirements of section 81 with respect to our management contracts for Harrah's Phoenix Ak-Chin, Harrah's Cherokee and Harrah's Prairie Band and intend to comply with Section 81 with respect to any other contract to manage casinos located on Indian land in the United States.

    Indian tribes are sovereign with their own governmental systems, which have primary regulatory authority over gaming on land within the tribes' jurisdiction. Therefore, persons engaged in gaming activities, including Harrah's Entertainment, are subject to the provisions of tribal ordinances and regulations on gaming. These ordinances are subject to review by the NIGC under certain standards established by IGRA. The NIGC may determine that some or all of the ordinances require amendment, and that additional requirements, including additional licensing requirements, may be imposed on us. We have received no such notification regarding the Ak-Chin, Cherokee and/or Prairie Band casinos. The possession of valid licenses from the Ak-Chin Indian Community, the Eastern Band of Cherokee Indians and the Prairie Band of Potawatomi Nation are ongoing conditions of our agreements with these tribes.

OTHER REGULATIONS

    Our businesses are subject to various federal, state and local laws and regulations in addition to gaming laws. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results.

                       FUEL SHORTAGES AND COSTS; WEATHER

    Although gasoline supplies are now in relative abundance, gasoline shortages and price increases may have adverse effects on our casino business. Access to several of our casino entertainment facilities, including the Lake Tahoe and Reno areas of northern Nevada and Atlantic City, New Jersey, may be restricted from time to time during the winter months by bad weather which can cause road closures. Such closures have at times adversely affected operating results at Harrah's Lake Tahoe, Harrah's Reno, Bill's Lake Tahoe Casino, Harrah's Atlantic City, Atlantic City Showboat, Harrah's Joliet and Harrah's East Chicago.

                               EMPLOYEE RELATIONS

    Harrah's Entertainment, through its subsidiaries, has approximately 36,100 employees. Labor relations with employees are good.

    Our subsidiaries have collective bargaining agreements covering approximately 5,400 employees. These agreements relate to certain casino, hotel and restaurant employees at Harrah's Atlantic City, Harrah's Las Vegas, Harrah's East Chicago and both Showboat facilities.

ITEM 3. LEGAL PROCEEDINGS.

    The Company is party to routine litigation incidental to our business. We do not expect the outcome of any pending litigation to have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not Applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                                          POSITIONS AND OFFICES HELD AND PRINCIPAL
NAME AND AGE                           OCCUPATIONS OR EMPLOYMENT DURING PAST 5 YEARS
------------                    ------------------------------------------------------------
Philip G. Satre (50)..........  Director since 1989, member of the three-executive Office of the President since May, 1999, Chairman of the Board since
                                January 1997, and Chief Executive Officer since April 1994 of Harrah's Entertainment. President (1991-1999), Chief
                                Operating Officer of Harrah's Entertainment (1991-1994).
                                President (1984-1995) of Harrah's Gaming Group. He was a
                                member of the Executive Committee of Harrah's Jazz Company and was a director and President of Harrah's Jazz Finance
                                Corp., both of which filed petitions under Chapter 11 of the
                                United States Bankruptcy Code in November 1995. On October
                                30, 1998, the Plan of Reorganization for both Companies was consummated. He is also a director of TABCORP Holdings
                                Limited, an Australia public company, JDN Realty Corporation and JCC Holding Company.

Colin V. Reed (52)............  Director since 1998, member of the three-executive Office of the President since May 1999, Executive Vice President of
                                Harrah's Entertainment from September 1995 to May 1999.
                                Chief Financial Officer of Harrah's Entertainment since
                                April 1997. Senior Vice President, Corporate Development of
                                Harrah's Entertainment from May 1992 to September 1995. He was a member of the Executive Committee of Harrah's Jazz
                                Company and was a director, Senior Vice President and
                                Secretary of Harrah's Jazz Finance Corp., both of which
                                filed petitions under Chapter 11 of the United States
                                Bankruptcy Code in November 1995. On October 30, 1998, the
                                Plan of Reorganization for both companies was consummated.
                                He is also a director of National Airlines, Inc., as well as
                                Chairman of the Board of JCC Holding Company.

Gary W. Loveman (39)..........  Director since 2000; Chief Operating Officer since May 1998;
                                member of the three-executive Office of the President since
                                May 1999; Executive Vice President of Harrah's Entertainment
                                from May 1998 to May 1999. Mr. Loveman was Associate
                                Professor of Business Administration, Harvard University
                                Graduate School of Business Administration from 1994 to
                                1998, where his responsibilities included teaching MBA and executive education students, research and publishing in the field of service management, and consulting and advising
                                large service companies. He is also a director of National
                                Airlines, Inc.

John M. Boushy (44)...........  Senior Vice President, Brand Operations and Information
                                Technology since February 1999; Senior Vice President,
                                Information Technology and Marketing Services of Harrah's
                                Entertainment from 1993 to 1999. He is a director of
                                Interactive Entertainment Limited.

                                          POSITIONS AND OFFICES HELD AND PRINCIPAL
NAME AND AGE                           OCCUPATIONS OR EMPLOYMENT DURING PAST 5 YEARS
------------                    ------------------------------------------------------------
Stephen H. Brammell (42)......  Senior Vice President and General Counsel since July 1999;
                                Vice President and Associate General Counsel from 1997 to
                                1999; Associate General Counsel from 1993 to 1997 of
                                Harrah's Entertainment.

Janis L. Jones (50)...........  Senior Vice President of Communications/Government Relations
                                of Harrah's Entertainment since October 1999; Mayor of Las
                                Vegas from 1991 to 1999. She is also a director of the
                                Community Bank of Nevada and HEALTHSOUTH Corporation.

Marilyn G. Winn (47)..........  Senior Vice President, Human Resources of Harrah's
                                Entertainment since May 1999; Senior Vice President and
                                General Manager of Harrah's Shreveport from 1997 to 1999;
                                Director of Slot Operations of Harrah's Las Vegas from 1995 to 1997.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

    Our Common Stock is listed on the New York Stock Exchange and traded under the ticker symbol "HET". The stock is also listed on the Chicago Stock Exchange, the Pacific Exchange and the Philadelphia Stock Exchange.

    The following table sets forth the high and low price per share of our Common Stock for the last two years:

1999                                                             HIGH          LOW
----                                                          -----------   ----------
First Quarter...............................................  20 1/4        14 3/8
Second Quarter..............................................  24 9/16       18 7/16
Third Quarter...............................................  27 3/4        19 5/8
Fourth Quarter..............................................  30 3/4        23 3/8

1998                                                             HIGH          LOW
----                                                          -----------   ----------
First Quarter...............................................  25 1/8        18 1/8
Second Quarter..............................................  26 3/16       21 5/8
Third Quarter...............................................  23 1/2        13 5/16
Fourth Quarter..............................................  17 1/4        11 1/16

    The approximate number of holders of record of our Common Stock as of January 31, 2000, is as follows:

                                                                 APPROXIMATE
                                                                  NUMBER OF
TITLE OF CLASS                                                HOLDERS OF RECORD
--------------                                                -----------------
Common Stock, Par Value $0.10 per share.....................        11,063

    We do not presently intend to declare cash dividends. Our Board of Directors may reevaluate this dividend policy in the future in light of our results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board.

ITEM 6. SELECTED FINANCIAL DATA.

    See the information for the years 1995 through 1999 set forth under "Financial and Statistical Highlights" on pages 20 and 21 of the Annual Report, which pages are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    See the information set forth on pages 23 through 33 of the Annual Report, which pages are incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    We are exposed to market risk, primarily changes in interest rates. We have entered into derivative transactions to hedge our exposure to interest rate changes. We do not hold or issue derivative financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions.

    The table below provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates.

                                                                  MATURITY DATE
                                        -----------------------------------------------------------------                FAIR
                                          2000       2001       2002       2003       2004     THEREAFTER    TOTAL     VALUE(1)
                                          ----       ----       ----       ----       ----     ----------    -----     --------
(DOLLARS IN MILLIONS)
LIABILITIES
Long-term debt
  Fixed rate..........................   $  2.9     $  2.7     $  1.4     $  1.3    $    1.3    $1,402.5    $1,412.1   $1,353.8
    Average interest rate.............     11.4%      10.5%       7.3%       7.1%        7.1%        7.7%        7.7%
  Variable rate.......................   $    -     $    -     $    -     $    -    $1,131.0    $      -    $1,131.0   $1,131.0
    Average interest rate(2)..........        -%         -%         -%         -%        7.4%          -%        7.4%

INTEREST RATE SWAPS
  Variable to Fixed...................   $300.0     $    -     $    -     $    -    $      -    $      -    $  300.0   $    0.5
    Average pay rate..................      6.5%         -%         -%         -%          -%          -%        6.5%
    Average receive rate..............      6.1%         -%         -%         -%          -%          -%        6.1%

------------------------------

(1) The fair values are based on the borrowing rates currently available for debt instruments with similar terms and maturities and market quotes of the Company's publicly traded debt.

(2) The average interest rates were based on December 31, 1999, variable rates. Actual rates in future periods could vary.

    The interest rate swap agreements contain a credit risk to the Company that the counterparties may be unable to meet the terms of the agreements. We minimize this risk by evaluating the creditworthiness of our counterparties, which are limited to major banks and financial institutions.

    Foreign currency translation gains and losses were not material to our results of operations for the year ended December 31, 1999. We sold our equity interest in a casino in a foreign country during fourth quarter 1999 and sold our management contract for that casino in January 2000. As a result of these transactions, we no longer have any interests in businesses in foreign countries and, therefore, are not subject to foreign currency exchange rate risk. Accordingly, we are not currently subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future operating results or cash flows.

    We also hold investments in various available-for-sale equity securities. Our exposure to price risk arising from the ownership of these investments is not material to our consolidated financial position, results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See the information set forth on pages 34 through 51 of the Annual Report, which pages are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

DIRECTORS

    See the information regarding the names, ages, positions and prior business experience of our directors set forth in the section entitled "Board of Directors" of the Proxy Statement, which information is incorporated herein by reference.

EXECUTIVE OFFICERS

    See "Executive Officers of the Registrant" on page 40 in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION.

    See the information set forth in the sections of the Proxy Statement entitled "Compensation of Directors," "Summary Compensation Table," "Option Grants in the Last Fiscal Year," "Aggregated Option Exercises in 1999 and December 31, 1999 Option Values" and "Certain Employment Arrangements", which sections are incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) 1. Financial statements (including related notes to consolidated financial statements)* filed as part of this report are listed below:

    Report of Independent Public Accountants.

    Consolidated Balance Sheets as of December 31, 1999 and 1998.

    Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and 1997.

    Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years Ended December 31, 1999, 1998 and 1997.

    Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997.

        2. Schedules for the years ended December 31, 1999, 1998 and 1997, are as follows:

                NO.
                ---
                  I        --   Condensed financial information of registrant
                II..       --   Consolidated valuation and qualifying accounts
                Schedules III, IV, and V are not applicable and have therefore been omitted.

------------------------

*   Incorporated by reference from pages 34 through 51 of the Annual Report.

    3.  Exhibits (footnotes appear on pages 51 through 53)

         NO.
         ---
                 1      Underwriting Agreement, dated as of January 12, 1999,
                        between Harrah's Entertainment, Inc., Harrah's Operating
                        Company, Inc. and the Underwriters named therein. (26)

         NO.
         ---
               2(1)     Agreement and Plan of Merger, dated August 9, 1998, and
                        amended September 4, 1998, by and among Harrah's
                        Entertainment, Inc., HEI Acquisition Corp. III, and Rio
                        Hotel & Casino, Inc. (8)

               2(2)     Agreement and Plan of Merger, dated as of August 19, 1999, by and among Harrah's Entertainment, Inc., HEI Acquisition
                        Corp. II and Players International, Inc. (including form of
                        Stockholder Support Agreement entered into by stockholders of Players as of the same date). (27)

               3(1)     Certificate of Incorporation of The Promus Companies
                        Incorporated; Certificate of Amendment of Certificate of
                        Incorporation of The Promus Companies Incorporated dated
                        April 29, 1994; Certificate of Amendment of Certificate of
                        Incorporation of The Promus Companies Incorporated dated May
                        26, 1995; and Certificate of Amendment of Certificate of
                        Incorporation of The Promus Companies Incorporated dated
                        June 30, 1995, changing its name to Harrah's Entertainment,
                        Inc. (19)

               3(2)     Bylaws of Harrah's Entertainment, Inc., as amended May 7,
                        1999. (28)

               4(1)     Rights Agreement dated as of October 5, 1996, between
                        Harrah's Entertainment, Inc. and The Bank of New York, which includes the form of Certificate of Designations of Series A
                        Special Stock of Harrah's Entertainment, Inc. as Exhibit A,
                        the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Special Shares as Exhibit C. (3)

               4(2)     First Amendment, dated as of February 21, 1997, to Rights
                        Agreement between Harrah's Entertainment, Inc. and The Bank of New York. (21)

               4(3)     Second Amendment, dated as of April 25, 1997, to Rights
                        Agreement, dated as of October 25, 1996, between Harrah's
                        Entertainment, Inc. and The Bank of New York. (4)

               4(4)     Letter to Stockholders dated July 23, 1997 regarding Summary of Rights To Purchase Special Shares As Amended Through
                        April 25, 1997. (14)

               4(5)     Certificate of Elimination of Series B Special Stock of
                        Harrah's Entertainment, Inc., dated February 21, 1997. (21)

               4(6)     Certificate of Designations of Series A Special Stock of
                        Harrah's Entertainment, Inc., dated February 21, 1997. (21)

               4(7)     Interest Swap Agreement between Bank of America National
                        Trust and Savings Association and Harrah's Operating
                        Company, Inc. dated December 22, 1995. (19)

               4(8)     Interest Swap Agreement between Bank of America and Harrah's
                        Entertainment, Inc. dated December 22, 1995. (19)

               4(9)     Interest Swap Agreement between Bankers Trust Company and
                        Embassy Suites, Inc. dated May 10, 1995. (7)

              4(10) Interest Swap Agreement between The Sumitomo Bank, Limited and Embassy Suites, Inc. dated June 6, 1995. (7)

              4(11)     Interest Swap Agreement between Bankers Trust Company and
                        Embassy Suites, Inc. dated June 6, 1995. (7)

         NO.
         ---
              4(12)     First Amendment, dated as of September 16, 1998, to the
                        Credit Agreement dated as of July 22, 1993, amended and
                        restated as of June 9, 1995 and further amended and restated
                        as of April 1, 1998 (the "5-Year Credit Agreement") and to
                        the Credit Agreement dated as of June 9, 1995, amended and restated as of April 1, 1998 (the "364-Day Credit
                        Agreement"), among Harrah's Entertainment, Inc., Harrah's
                        Operating Company, Inc., Marina Associates, the lenders
                        party to these credit agreements, Canadian Imperial Bank of
                        Commerce and Societe Generale, as Co-Syndication Agents,
                        Bank of America National Trust and Savings Association, as
                        Documentation Agent, and Bankers Trust Company, as
                        Administrative Agent. (29)

              4(13)     Second Amendment, dated as of November 30, 1998, to the
                        5-Year Credit Agreement and to the 364-Day Credit Agreement,
                        among Harrah's Entertainment, Inc., Harrah's Operating
                        Company, Inc., Marina Associates, the lenders party to these credit agreements, Canadian Imperial Bank of Commerce and
                        Societe Generale, as Co-Syndication Agents, Bank of America
                        National Trust and Savings Association, as Documentation
                        Agent, and Bankers Trust Company, as Administrative Agent.
                        (29)

              4(14)     Third Amendment, dated as of January 19, 1999, to the 5-Year
                        Credit Agreement and to the 364-Day Credit Agreement among
                        Harrah's Entertainment, Inc., Harrah's Operating Company,
                        Inc., Marina Associates, the lenders party to these credit agreements, Canadian Imperial Bank of Commerce and Societe
                        Generale, as Co-Syndication Agents, Bank of America National
                        Trust and Savings Association, as Documentation Agent, and
                        Bankers Trust Company, as Administrative Agent. (30)

              4(15)     Five Year Loan Agreement dated as of April 30, 1999 among
                        Harrah's Entertainment, Inc., as Guarantor, Harrah's
                        Operating Company, Inc. and Marina Associates, as Borrowers,
                        The Lenders, Syndication Agent, Document Agents and
                        Co-Documentation Agents and Bank of America National Trust
                        and Savings Association, as Administrative Agent. (28)

              4(16)     364-Day Loan Agreement dated as of April 30, 1999 among
                        Harrah's Entertainment, Inc., as Guarantor, Harrah's
                        Operating Company, Inc. and Marina Associates, as Borrowers,
                        The Lenders, Syndication Agent, Document Agents and
                        Co-Documentation Agents and Bank of America National Trust
                        and Savings Association, as Administrative Agent. (28)

              4(17)     Indenture, dated as of December 9, 1998, among Harrah's
                        Operating Company, Inc. as Issuer, Harrah's Entertainment,
                        Inc., as Guarantor and IBJ Schroder Bank & Trust Company, as
                        Trustee relating to the 7 7/8% Senior Subordinated Notes Due
                        2005. (29)

              4(18)     Indenture, dated as of December 18, 1998, among Harrah's
                        Operating Company, Inc. as obligor, Harrah's Entertainment,
                        Inc., as Guarantor, and IBJ Schroder Bank & Trust Company,
                        as Trustee relating to the 7 1/2% Senior Notes Due 2009.
                        (29)

              4(19)     Press Release dated January 13, 1999--Harrah's to Issue
                        Senior Notes. (26)

              4(20)     Press Release dated February 11, 1999--Harrah's Reports
                        Record Year in 1998 (32)

              4(21)     Press Release dated April 21, 1999--Harrah's Reports First
                        Quarter 1999 Results. (33)

              4(22)     Press Release dated August 19, 1999--Harrah's Signs
                        Definitive Agreement to Acquire Players International. (27)

         NO.
         ---
              4(23)     Agreement of Purchase and Sale by and between Sun
                        International and Showboat Land LLC, dated January 29, 1998;
                        Assignment and Assumption of Lease by and between Sun
                        International and Showboat Land LLC, dated January 27, 1998;
                        Landlord Estoppel Certificate by Sun International to
                        Atlantic City Showboat, Inc. dated January 27, 1998; Tenant
                        Estoppel Certificate by Atlantic City Showboat, Inc. to Sun
                        International dated January 27, 1998. (25)

              4(24)     Mortgage and Security Agreement by and between Column
                        Financial, Inc. and Showboat Land LLC, dated January 29,
                        1998; Promissory Note in the principal amount of
                        $100,000,000 in favor of Column Financial Inc. by Showboat
                        Land LLC, dated January 29, 1998; Cash Management Agreement by and between Column Financial, Inc. and Showboat Land LLC dated January 28, 1998; Guaranty of Lease by and between
                        Showboat, Inc. and Column Financial, Inc. dated January 29,
                        1998; Environmental Indemnity Agreement by and between
                        Column Financial, Inc., Showboat Land LLC and Atlantic City
                        Showboat, Inc. dated January 29, 1998; Assignment of Leases and Rents by and between Column Financial Inc. and Showboat
                        Land LLC, dated January 29, 1998; Tenant Estoppel
                        Certificate by Atlantic City Showboat, Inc. to Column
                        Financial, Inc. and Showboat Land LLC, dated January 29,
                        1998; Promissory Note Clarification Agreement dated January
                        29, 1998 between Column Financial, Inc. and Showboat Land
                        LLC; and Lease Clarification Agreement dated February 13,
                        1998 among Showboat Land LLC and Atlantic City Showboat,
                        Inc. (25)

            **4(25)     Purchase and Sale Agreement by and between Harrah's
                        Operating Company, Inc. and RBM Venture Company dated
                        September 15, 1999.

            **4(26)     Agreement of Lease by and between RBM Cherry Road Partners and Harrah's Operating Company, Inc. dated October 25, 1999
                        (Building 1); Agreement of Lease by and between RBM Cherry
                        Road Partners and Harrah's Operating Company, Inc. dated
                        October 25, 1999 (Building 2).

              10(1)     Tax Sharing Agreement, dated June 30, 1995, between The
                        Promus Companies Incorporated and Promus Hotel Corporation.
                        (7)

             +10(2)     Form of Indemnification Agreement entered into by The Promus
                        Companies Incorporated and each of its directors and
                        executive officers. (1)

             +10(3)     Financial Counseling Plan of Harrah's Entertainment, Inc. as
                        amended January 1996. (19)

             +10(4)     The Promus Companies Incorporated 1996 Non-Management
                        Director's Stock Incentive Plan dated April 5, 1995. (6)

             +10(5)     Amendment dated February 20, 1997 to 1996 Non-Management
                        Director's Stock Incentive Plan. (4)

             +10(6)     Trust Agreement dated November 7, 1997 between Harrah's
                        Entertainment, Inc. and NationsBank concerning the Non-Management Director's Stock Incentive Plan. (23)

             +10(7)     The Promus Companies Incorporated Key Executive Officer
                        Annual Incentive Plan dated February 24, 1995. (7)

             +10(8)     Summary Plan Description of Executive Term Life Insurance
                        Plan. (21)

             +10(9)     Form of Harrah's Entertainment, Inc.'s Annual Management
                        Bonus Plan, as amended 1995. (19)

            +10(10)     Amendment dated as of December 12, 1997 to Harrah's
                        Entertainment, Inc.'s Annual Management Bonus Plan. (23)

         NO.
         ---
            +10(11)     Amendment dated December 10, 1998 to Harrah's Entertainment,
                        Inc.'s Annual Management Bonus Plan. (29)

          **+10(12)     Description of Amendment to Harrah's Entertainment, Inc.'s
                        Annual Management Bonus Plan on November 11, 1999.

            +10(13)     Amended and Restated Severance Agreement dated as of October
                        31, 1997 entered into with Philip G. Satre. (23)

            +10(14)     Form of Amended and Restated Severance Agreement dated as of
                        October 31, 1997 entered into with John M. Boushy and Colin
                        V. Reed. (23)

            +10(15)     Severance Agreement dated October 29, 1998 entered into with
                        Gary W. Loveman. (29)

            +10(16)     Severance Agreement dated October 29, 1998 entered into with
                        Philip G. Satre. (29)

            +10(17)     Form of Severance Agreement dated October 29, 1998 entered into with John M. Boushy, Colin V. Reed and Judy T. Wormser.
                        (29)

            +10(18) Form of Employment Agreement dated April 1, 1998 entered into with John M. Boushy and Colin V. Reed. (29)

            +10(19)     Addendum dated April 1, 1998, to Employment Agreement
                        between Harrah's Entertainment, Inc. and John M. Boushy.
                        (29)

            +10(20)     Employment Agreement and Addendum dated May 4, 1998, between
                        Harrah's Entertainment, Inc. and Gary W. Loveman. (29)

            +10(21)     Employment Agreement between Harrah's Entertainment, Inc.
                        and J. Kell Houssels, III, dated June 1, 1998. (13)

            +10(22)     Memorandum Agreement Concerning Termination of Employment
                        and Commencement of Consulting Agreement dated November 25,
                        1998, among Harrah's Entertainment, Inc. and J. Kell
                        Houssels, III. (29)

          **+10(23)     Employment Agreement dated as of January 1, 1999, between
                        Harrah's Entertainment, Inc. and Philip G. Satre

            +10(24)     Employment Agreement dated May 7, 1999, between Harrah's
                        Entertainment, Inc. and Marilyn G. Winn. (28)

            +10(25)     Severance Agreement dated May 7, 1999, between Harrah's
                        Entertainment, Inc. and Marilyn G. Winn. (28)

            +10(26)     Employment Agreement dated July 30, 1999, between Harrah's
                        Entertainment, Inc. and Stephen H. Brammell. (34)

            +10(27)     Severance Agreement dated July 30, 1999, between Harrah's
                        Entertainment, Inc. and Stephen H. Brammell. (34)

          **+10(28)     Employment Agreement dated November 1, 1999, between
                        Harrah's Operating Company, Inc. and Janis L. Jones.

          **+10(29)     Severance Agreement dated November 1, 1999, between Harrah's
                        Entertainment, Inc. and Janis L. Jones.

            +10(30)     The Promus Companies Incorporated 1990 Stock Option Plan.
                        (9)

            +10(31)     The Promus Companies Incorporated 1990 Stock Option Plan (as
                        amended as of April 30, 1993). (15)

         NO.
         ---
            +10(32)     The Promus Companies Incorporated 1990 Stock Option Plan, as
                        amended April 29, 1994. (5)

            +10(33)     The Promus Companies Incorporated 1990 Stock Option Plan, as
                        amended July 29, 1994. (16)

            +10(34)     Amendment, dated April 5, 1995, to The Promus Companies
                        Incorporated 1990 Stock Option Plan as adjusted on December
                        12, 1996. (21)

            +10(35)     Amendment, dated February 26, 1998, to the Harrah's
                        Entertainment, Inc. 1990 Stock Option Plan. (10)

            +10(36)     Amendment, dated April 30, 1998, to the Harrah's
                        Entertainment, Inc. 1990 Stock Option Plan. (13)

            +10(37)     Amendment, dated October 29, 1998, to the Harrah's
                        Entertainment, Inc. 1990 Stock Option Plan. (29)

            +10(38)     Revised Form of Stock Option (1990 Stock Option Plan). (19)

            +10(39)     Revised Form of Stock Option with attachments (1990 Stock
                        Option Plan). (21)

            +10(40)     Form of memorandum agreement dated July 2, 1991, eliminating stock appreciation rights under stock options held by Philip
                        G. Satre. (11)

            +10(41)     The Promus Companies Incorporated 1990 Restricted Stock
                        Plan. (9)

            +10(42)     Amendment, dated April 5, 1995, to The Promus Companies
                        Incorporated 1990 Restricted Stock Plan. (6)

            +10(43)     Amendment, dated February 26, 1998, to the Harrah's
                        Entertainment, Inc. 1990 Restricted Stock Plan. (10)

            +10(44)     Amendment, dated April 30, 1998, to the Harrah's
                        Entertainment, Inc. 1990 Restricted Stock Plan. (13)

            +10(45)     Amendment, dated October 29, 1998, to the Harrah's
                        Entertainment, Inc. 1990 Restricted Stock Plan. (29)

          **+10(46)     Amendment, dated November 11, 1999, to the Harrah's
                        Entertainment, Inc. 1990 Restricted Stock Plan.

            +10(47)     Revised Forms of Restricted Stock Award (1990 Restricted
                        Stock Plan). (19)

            +10(48)     Revised Form of Restricted Stock Award (1990 Restricted
                        Stock Plan). (21)

            +10(49)     Administrative Regulations, Long Term Compensation Plan
                        (Restricted Stock Plan and Stock Option Plan) dated October
                        27, 1995. (19)

            +10(50)     Amendment to Administrative Regulations, Long Term
                        Compensation Plan (Restricted Stock Plan and Stock Option
                        Plan) dated December 12, 1996. (21)

            +10(51)     Description of Terms of Stock Option and TARSAP grants for
                        Gary W. Loveman on April 30, 1998. (13)

          **+10(52)     Description of Terms of Amendment to TARSAP grants for Gary
                        W. Loveman on November 11, 1999.

            +10(53)     Deferred Compensation Plan dated October 16, 1991. (12)

         NO.
         ---
            +10(54)     Amendment, dated May 26, 1995, to The Promus Companies
                        Incorporated Deferred Compensation Plan. (2)

            +10(55)     Forms of Deferred Compensation Agreement. (19)

            +10(56) Amended and Restated Executive Deferred Compensation Plan dated as of October 27, 1995. (19)

            +10(57)     Amendment dated April 24, 1997 to Harrah's Entertainment,
                        Inc.'s Executive Deferred Compensation Plan. (14)

            +10(58)     Amendment dated April 30, 1998 to the Harrah's
                        Entertainment, Inc. Executive Deferred Compensation Plan.
                        (13)

            +10(59)     Amendment dated October 29, 1998 to the Harrah's
                        Entertainment, Inc. Executive Deferred Compensation Plan.
                        (29)

            +10(60)     Description of Amendments to Executive Deferred Compensation
                        Plan. (17)

            +10(61)     Restated Amendment, dated July 18, 1996, to Harrah's
                        Entertainment, Inc. Executive Deferred Compensation Plan.
                        (21)

            +10(62)     Forms of Executive Deferred Compensation Agreement. (19)

            +10(63)     Amendment dated April 24, 1997, to Harrah's Entertainment,
                        Inc.'s Deferred Compensation Plan. (14)

            +10(64)     Escrow Agreement dated February 6, 1990 between The Promus
                        Companies Incorporated, certain subsidiaries thereof, and Sovran Bank, as escrow agent. (9)

            +10(65)     First Amendment to Escrow Agreement dated January 31, 1990 among Holiday Corporation, certain subsidiaries thereof and
                        Sovran Bank, as escrow agent. (9)

            +10(66)     Amendment to Escrow Agreement dated as of October 29, 1993 among The Promus Companies Incorporated, certain
                        subsidiaries thereof, and NationsBank, formerly Sovran Bank.
                        (18)

            +10(67) Amendment, dated as of June 7, 1995, to Escrow Agreement among The Promus Companies Incorporated, certain subsidiaries thereof and NationsBank. (2)

            +10(68) Amendment, dated as of July 18, 1996, to Escrow Agreement between Harrah's Entertainment, Inc. and NationsBank. (20)

            +10(69) Time Accelerated Restricted Stock Award Plan ("TARSAP") program dated December 12, 1996. (21)

            +10(70)     Form of TARSAP Award. (21)

            +10(71)     Form of Agreement, dated October 30, 1996, regarding
                        cancellation and reissue of stock options, entered into with
                        Philip G. Satre, Colin V. Reed, and John M. Boushy; and Form
                        of Reissued Stock Option. (21)

            +10(72)     Amendment, dated as of October 30, 1997, to Escrow Agreement between Harrah's Entertainment, Inc., Harrah's Operating
                        Company, Inc. and NationsBank. (23)

         NO.
         ---
             10(73)     Intercreditor Agreement among Harrah's Entertainment, Inc.,
                        Harrah's Operating Company, Inc., Bankers Trust Company, as
                        Administrative Agent, and Norwest Bank Minnesota, National
                        Association, as Trustee, and The Bank of New York, as
                        Collateral Agent, acknowledged and agreed to by JCC Holding
                        Company, Jazz Casino Company, L.L.C., CP Development,
                        L.L.C., CP Development, L.L.C., and JCC Development Company,
                        L.L.C., dated as of October 29, 1998. (24)

             10(74)     Second Amended and Restated Management Agreement between
                        Harrah's New Orleans Management Company and Jazz Casino
                        Company, L.L.C., acknowledged and consented to by Rivergate
                        Development Corporation, as Landlord, dated as of October
                        29, 1998. (24)

             10(75)     HET/JCC Agreement between Harrah's Entertainment, Inc.,
                        Harrah's Operating Company, Inc. and Jazz Casino Company,
                        L.L.C., dated October 30, 1998. (24)

             10(76)     Guaranty and Loan Purchase Agreement by Harrah's
                        Entertainment, Inc. and Harrah's Operating Company, Inc., acknowledged and agreed to by Bankers Trust Company as Administrative Agent, dated as of October 29, 1998. (24)

             10(77)     Master Agreement dated April 15, 1999 between TABCORP
                        Holdings Limited and Harrah's Entertainment, Inc., with attachments. (28)

             10(78)     Amendment to Harrah's Entertainment, Inc. 1990 Stock Option
                        Plan. (28)

             10(79)     Amendment to Harrah's Entertainment, Inc.'s Annual
                        Management Bonus Plan. (28)

             10(80)     TARSAP Deferral Plan dated July 28, 1999. (34)

             10(81)     TARSAP Deferral Plan--Deferral Agreement dated August 30,
                        1999, between Harrah's Entertainment, Inc. and Philip G.
                        Satre. (34)

             10(82)     TARSAP Deferral Plan--Deferral Agreement dated August 16,
                        1999, between Harrah's Entertainment, Inc. and Colin V.
                        Reed. (34)

              **11      Computations of per share earnings.

              **12      Computations of ratios.

              **13      Portions of Annual Report to Stockholders for the year ended
                        December 31, 1999. (22)

              **21      List of subsidiaries of Harrah's Entertainment, Inc.

              **27      Financial Data Schedule.

                99      Press Release dated January 1, 1999--Harrah's and Rio Hotel
                        Casino Complete Merger. (31)

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

FOOTNOTES

(1) Incorporated by reference from the Company's Registration Statement on Form 10, File No. 1-10410, filed on December 13, 1989.

(2) Incorporated by reference from the Company's Current Report on Form 8-K, filed June 15, 1995, File No. 1-10410.

(3) Incorporated by reference from the Company's Current Report on Form 8-K, filed August 9, 1996, File No. 1-10410.

(4) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, filed May 13, 1997, File No. 1-10410.

(5) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, filed May 12, 1994, File No. 1-10410.

(6) Incorporated by reference from the Company's Proxy Statement for the May 26, 1995 Annual Meeting of Stockholders, filed April 25, 1995.

(7) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed August 14, 1995, File No. 1-10410.

(8) Incorporated by reference from the Company's Current Report on Form 8-K, filed August 14, 1998, and amended on September 4, 1998, File No. 1-10410.

(9) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1989, filed March 28, 1990, File No. 1-10410.

(10) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 14, 1998, File No. 1-10410.

(11) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1991, filed November 8, 1991, File No. 1-10410.

(12) Incorporated by reference from Amendment No. 2 to the Company's and Embassy's Registration Statement on Form S-1, File No. 33-43748, filed March 18, 1992.

(13) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 7, 1998, File No. 1-10410.

(14) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed August 13, 1997, File No. 1-10410.

(15) Incorporated by reference from Post-Effective Amendment No. 1 to the Company's Form S-8 Registration Statement, File No. 33-32864-01, filed July 22, 1993.

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

(19) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed March 6, 1996, File No. 1-10410.

(20) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed November 12, 1996, File No. 1-10410.

(21) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed March 11, 1997, File No. 1-10410.

(22) Filed herewith to the extent portions of such report are specifically included herein by reference.

(23) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed March 10, 1998, File No. 1-10410.

(24) Incorporated by reference from JCC Holding Company's Registration Statement on Form 10/A, filed November 20, 1998.

(25) Incorporated by reference from Showboat, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-7123.

(26) Incorporated by reference from the Company's Current Report on Form 8-K filed January 13, 1999, File No. 1-10410.

(27) Incorporated by reference from the Company's Current Report on Form 8-K filed August 23, 1999, File No. 1-10410.

(28) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 12, 1999, File No. 1-10410.

(29) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 19, 1999, File No. 1-10410.

(30) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed May 13, 1999, File No. 1-10410.)

(31) Incorporated by reference from the Company's Current Report on Form 8-K, filed January 7, 1999, File No. 1-10410.

(32) Incorporated by reference from the Company's Current Report on Form 8-K filed February 12, 1999, File No. 1-10410.

(33) Incorporated by reference from the Company's Current Report on Form 8-K filed April 23, 1999, File No. 1-10410.

(34) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999, File No. 1-10410.

    (b) No reports on Form 8-K were filed by the Company during the fourth quarter of 1999 and thereafter through March 13, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       HARRAH'S ENTERTAINMENT, INC.

                                                       By:             /s/ PHILIP G. SATRE
                                                            -----------------------------------------
                                                                         Philip G. Satre
                                                                            CHAIRMAN,
                                                                     CHIEF EXECUTIVE OFFICER,
                                                                     OFFICE OF THE PRESIDENT

Dated: March 13, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
               /s/ SUSAN CLARK-JOHNSON
     -------------------------------------------       Director                       March 13, 2000
                 Susan Clark-Johnson

                 /s/ JAMES B. FARLEY
     -------------------------------------------       Director                       March 13, 2000
                   James B. Farley

                  /s/ JOE M. HENSON
     -------------------------------------------       Director                       March 13, 2000
                    Joe M. Henson

                   /s/ RALPH HORN
     -------------------------------------------       Director                       March 13, 2000
                     Ralph Horn

              /s/ J. KELL HOUSSELS, III
     -------------------------------------------       Director                       March 13, 2000
                J. Kell Houssels, III

                 /s/ GARY W. LOVEMAN                   Director,
     -------------------------------------------         Chief Operating Officer      March 13, 2000
                   Gary W. Loveman                       Office of the President

                 /s/ R. BRAD MARTIN
     -------------------------------------------       Director                       March 13, 2000
                   R. Brad Martin

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                /s/ ROBERT G. MILLER
     -------------------------------------------       Director                       March 13, 2000
                  Robert G. Miller

                  /s/ COLIN V. REED                    Director,
     -------------------------------------------         Chief Financial Officer      March 13, 2000
                    Colin V. Reed                        Office of the President

                /s/ WALTER J. SALMON
     -------------------------------------------       Director                       March 13, 2000
                  Walter J. Salmon

                 /s/ PHILIP G. SATRE                   Director, Chairman and
     -------------------------------------------         Chief Executive Officer      March 13, 2000
                   Philip G. Satre                       Office of the President

                 /s/ BOAKE A. SELLS
     -------------------------------------------       Director                       March 13, 2000
                   Boake A. Sells

                /s/ EDDIE N. WILLIAMS
     -------------------------------------------       Director                       March 13, 2000
                  Eddie N. Williams

                 /s/ JUDY T. WORMSER
     -------------------------------------------       Controller and Principal       March 13, 2000
                   Judy T. Wormser                       Accounting Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Harrah's Entertainment, Inc.:

    We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in the Harrah's Entertainment, Inc. 1999 annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report hereon dated February 8, 2000 (except with respect to the matter discussed in note 18, as to which the date is February 29, 2000). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed under Item 14(a)2 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Memphis, Tennessee
February 8, 2000

                                                                      SCHEDULE I

                          HARRAH'S ENTERTAINMENT, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1999           1998
                                                              ----------      --------
ASSETS
Cash........................................................  $       --      $     --
Investments in and advances to subsidiaries (eliminated in
  consolidation)............................................   1,486,277       851,407
                                                              ----------      --------
                                                              $1,486,277      $851,407
                                                              ==========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Commitments and contingencies (Notes 2, 3, 6 through 9)

Stockholders' equity (Note 4)
  Common stock, $0.10 par value, authorized--360,000,000
    shares outstanding--124,379,760 and 102,188,018 shares
    (net of 9,286,772 and 3,036,562 held in treasury).......  $   12,438      $ 10,219
  Capital surplus...........................................     987,322       407,691
  Retained earnings.........................................     512,539       451,410
  Accumulated other comprehensive income....................        (493)        6,567
  Deferred compensation related to restricted stock.........     (25,529)      (24,480)
                                                              ----------      --------
                                                              $1,486,277      $851,407
                                                              ==========      ========

                 The accompanying Notes to Financial Statements are an integral part of these balance sheets.

                          HARRAH'S ENTERTAINMENT, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              STATEMENTS OF INCOME

                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Revenues....................................................  $     --   $     --   $     --
Costs and expenses..........................................       150        165        144
                                                              --------   --------   --------
Loss before income taxes and equity in subsidiaries'
  earnings..................................................      (150)      (165)      (144)
Income tax benefit..........................................        53         58         50
                                                              --------   --------   --------
Loss before equity in subsidiaries' earnings................       (97)      (107)       (94)
Equity in subsidiairies' earnings...........................   219,600    121,824    107,616
                                                              --------   --------   --------
Income before extraordinary loss............................   219,503    121,717    107,522
Extraordinary loss, net of tax benefit of $5,990, $10,522
  and $4,477 (Note 3).......................................   (11,033)   (19,693)    (8,134)
                                                              --------   --------   --------
Net income..................................................  $208,470   $102,024   $ 99,388
                                                              ========   ========   ========

                 The accompanying Notes to Financial Statements
                   are an integral part of these statements.

                          HARRAH'S ENTERTAINMENT, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
Cash flows from operating activities
  Net income................................................  $ 208,470   $ 102,024   $  99,388
  Adjustment to reconcile net income to cash flows from
    operating activities
      Equity in undistributed continuing earnings of
        subsidiaries........................................   (219,600)   (121,824)   (107,616)
      Extraordinary loss....................................     17,023      29,491      12,611
      Other non-cash activity...............................     (5,893)     (9,691)     (4,383)
                                                              ---------   ---------   ---------
        Cash flows from operating activities................         --          --          --
                                                              ---------   ---------   ---------

Cash flows from financing activities
  Distributions from subsidiary.............................    147,952          --      41,022
  Treasury stock purchases..................................   (147,952)         --     (41,022)
                                                              ---------   ---------   ---------
        Cash flows from financing activities................         --          --          --
                                                              ---------   ---------   ---------

Net change in cash..........................................         --          --          --
Cash, beginning of period...................................         --          --          --
                                                              ---------   ---------   ---------
Cash, end of period.........................................  $      --   $      --   $      --
                                                              =========   =========   =========

                 The accompanying Notes to Financial Statements
                   are an integral part of these statements.

                          HARRAH'S ENTERTAINMENT, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1--BASIS OF ORGANIZATION

    Harrah's Entertainment, Inc. ("HET" or the "Company,"), a Delaware corporation, is a holding company, the principal assets of which are the capital stock of two subsidiaries, Harrah's Operating Company, Inc. ("HOC") and Aster Insurance Ltd. ("Aster"). HOC holds, directly and through its subsidiaries, the principal assets of HET's businesses. References to HOC include its subsidiaries where the context requires. These condensed financial statements should be read in conjunction with the consolidated financial statements of HET and subsidiaries.

NOTE 2--INVESTMENT IN ASTER

    The value of HET's investment in Aster has been reduced below zero. HET's negative investment in Aster at December 31, 1999 and 1998 was $7.3 million and $7.3 million, respectively, and is included in investments in and advances to subsidiaries on the balance sheet. In addition, HET has guaranteed the payment by Aster of certain insurance-related liabilities.

NOTE 3--LONG-TERM DEBT

    HET has no long-term debt obligations. In addition to entering into new revolving credit and letter of credit facilities ("the Bank Facility"), HOC refinanced certain of its outstanding debts, in particular those debt obligations assumed in our acquisition transactions, to reduce effective interest rates and/or lengthen maturities. The extraordinary losses reported in HET's Statements of income for each period are primarily due to HOC's refinancing activities.

    During December 1998, HOC completed a public offering of $750.0 million principal amount of 7 7/8% Senior Subordinated Notes due 2005 (the "7 7/8% Notes").

    In January 1999, HOC completed a public offering of $500.0 million principal amount $7 1/2% Senior Notes due 2009 (the "7 1/2% Notes").

    HET has guaranteed HOC's Bank Facility, the 7 7/8% Notes and the 7 1/2%
Notes.

NOTE 4--STOCKHOLDERS' EQUITY

    In addition to its common stock, Harrah's has the following classes of stock authorized but unissued:

        Preferred stock, $100 par value, 150,000 shares authorized Special stock, $1.125 par value 5,000,000 shares authorized--
         Series A Special Stock, 2,000,000 shares designated

    HET's Board of Directors has authorized that one special stock purchase right (a "Right") be attached to each outstanding share of common stock. These Rights are exercisable only if a person or group acquires 15% or more of the Company's common stock or announces a tender offer for 15% or more of the common stock. Each Right entitles stockholders to buy one two-hundredth of a share of Series A Special Stock of the Company at an initial price of $130 per Right. If a person acquires 15% or more of the Company's outstanding common stock, each Right entitles its holder to purchase common stock of the Company having a market value at that time of twice the Right's exercise price.

                          HARRAH'S ENTERTAINMENT, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 4--STOCKHOLDERS' EQUITY (CONTINUED)
Under certain conditions, each Right entitles its holder to purchase stock of an acquiring company at a discount. Rights held by the 15% holder will become void. The Rights will expire on October 5, 2006, unless earlier redeemed by the Board at one cent per Right.

    In October 1996, the Company's Board of Directors approved a plan, which expired on December 31, 1997, under which the Company repurchased 2,993,700 shares of its common stock at an average price of $18.05 per share.

    In July 1999, the Company's Board of Directors authorized the repurchase in open market and other transactions of up to 10 million shares of the Company's common stock. HET expects to acquire our shares from time to time at prevailing market prices through the December 31, 2000, expiration of the approved plan. At December 31, 1999, we had repurchased 5.6 million shares under the provisions of this plan. These repurchases are in addition to 0.5 million shares repurchased earlier in 1999 in connection with the increase of our ownership interest in the East Chicago property.

    The shares repurchased under these programs are held in treasury and reflected in HET's balance sheet as if they were retired.

NOTE 5--INCOME TAXES

    Harrah's files a consolidated tax return with its subsidiaries.

NOTE 6--COMMITMENTS AND CONTINGENCIES

    NEW ORLEANS CASINO. HOC has an approximate 43% ownership interest in the parent of Jazz Casino Company, L.L.C. ("JCC"), the company which owns and operates the exclusive land-based casino (the "Casino") in New Orleans, Louisiana. HOC manages that Casino pursuant to a management agreement between JCC and an HOC subsidiary. HET has (i) guaranteed JCC's initial $100.0 million annual tax payment under the Casino operating contract to the State of Louisiana gaming board (the "State Guarantee"), (ii) guaranteed $166.5 million of a $236.5 million JCC bank credit facility, and (iii) made a $22.5 million subordinated loan to JCC to finance construction of the casino.

    With respect to the State Guarantee, HET and HOC are obligated to guarantee JCC's first $100 million annual payment obligation commencing upon the October 28, 1999, opening of the Casino, and, if certain cash flow tests (for the renewal periods beginning April 1, 2001) and other conditions are satisfied each year, to renew the guarantee beginning April 1, 2000, for each 12 month period ending March 31, 2004. The obligations under the guarantee for the first year of operations or any succeeding 12 month period is limited to a guarantee of the $100 million payment obligation of JCC for the 12 month period in which the guarantee is in effect and is secured by a first priority lien on JCC's assets. JCC's payment (and therefore the amount we have guaranteed) is $100 million at commencement of each 12 month period under the Casino operating contract and declines on a daily basis by 1/365 of $100 million to the extent payments are made each day by JCC to Louisiana's gaming board. (See Note 9.)

                          HARRAH'S ENTERTAINMENT, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7--LITIGATION

    HET is involved in various inquiries, administrative proceedings and litigation relating to contracts, sales of property and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management believes that the final outcome of these matters will not have a material adverse effect upon our consolidated financial position or our results of operations.

NOTE 8--ACQUISITIONS

    On June 1, 1998, HOC completed the acquisition of Showboat, Inc. ("Showboat") for $520.0 million in cash and assumption of approximately $635 million of Showboat debt.

    On January 1, 1999, HET completed the merger with Rio Hotel & Casino, Inc. ("Rio"), issuing approximately 25 million shares of HET common stock to acquire all of Rio's outstanding shares in a one-for-one transaction and assuming Rio's outstanding debt of approximately $432 million. HET transferred the Rio stock to HOC upon completion of the merger.

    In August 1999, HET announced the signing of a definitive agreement to acquire Players International, Inc. ("Players"). Players shareholders will receive $8.50 in cash for each share outstanding, and HET will assume
$150 million of Players' debt. Completion of the transaction is subject to various conditions, including regulatory approvals and other third party approvals.

NOTE 9--SUBSEQUENT EVENT

    On February 28, 2000, HET and HOC were notified by JCC that is was suspending payment of the daily payments to the State of Louisiana until JCC is able to generate sufficient cash flow to pay its operating expenses and make the daily payments. On February 29, 2000, the State made a demand on the Company under the State Guarantee, and HOC began funding the daily payment to the State on that date. HOC has also agreed, subject to certain conditions, to renew the State Guarantee for the period April 1, 2000, until March 31, 2001. See Note 6 for further discussion of the State Guarantee.

                                                                     SCHEDULE II

                          HARRAH'S ENTERTAINMENT, INC.

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                          COLUMN A                             COLUMN B          COLUMN C          COLUMN D    COLUMN E
------------------------------------------------------------  ----------   --------------------   ----------   ---------
                                                                                ADDITIONS
                                                                           --------------------
                                                                            CHARGED
                                                              BALANCE AT   TO COSTS    CHARGED    DEDUCTIONS    BALANCE
                                                              BEGINNING       AND      TO OTHER      FROM      AT CLOSE
                        DESCRIPTION                           OF PERIOD    EXPENSES    ACCOUNTS    RESERVES    OF PERIOD
------------------------------------------------------------  ----------   ---------   --------   ----------   ---------
YEAR ENDED DECEMBER 31, 1999
Allowance for doubtful accounts
  Current...................................................   $14,356      $22,774    $25,935     $(18,979)(A)  $44,086
                                                               =======      =======    =======     ========     =======
  Long-term.................................................   $12,693      $    --    $ 2,639     $ (7,327)    $ 8,005
                                                               =======      =======    =======     ========     =======
Reserve against investments in and advances to
  nonconsolidated affiliates (B)............................   $13,000      $    --    $    --     $     --     $13,000
                                                               =======      =======    =======     ========     =======
Reserve for impairment of long-lived assets (C).............   $36,490      $ 3,367    $ 2,385     $(29,005)    $13,237
                                                               =======      =======    =======     ========     =======
Reserve for contingent liability exposure...................   $ 1,041      $    --    $    --     $   (163)    $   878
                                                               =======      =======    =======     ========     =======
Insurance allowances and reserves...........................   $45,771      $68,654    $     0     $(63,417)    $51,008
                                                               =======      =======    =======     ========     =======
YEAR ENDED DECEMBER 31, 1998
Allowance for doubtful accounts
  Current...................................................   $11,462      $ 9,905    $    --     $ (7,011)(A)  $14,356
                                                               =======      =======    =======     ========     =======
  Long-term.................................................   $10,421      $    --    $    --     $  2,272     $12,693
                                                               =======      =======    =======     ========     =======
Reserve against investments in and advances to
  nonconsolidated affiliates (B)............................   $13,000      $    --    $    --     $     --     $13,000
                                                               =======      =======    =======     ========     =======
Reserve for impairment of long-lived assets.................   $33,369      $ 2,740    $   381     $     --     $36,490
                                                               =======      =======    =======     ========     =======
Reserve for contingent liability exposure...................   $ 4,806      $    --    $    --     $ (3,765)    $ 1,041
                                                               =======      =======    =======     ========     =======
Insurance allowances and reserves...........................   $46,870      $62,262    $    --     $(63,361)    $45,771
                                                               =======      =======    =======     ========     =======
YEAR ENDED DECEMBER 31, 1997
Allowance for doubtful accounts
  Current...................................................   $14,064      $ 5,332    $    27     $ (7,961)(A)  $11,462
                                                               =======      =======    =======     ========     =======
  Long-term.................................................   $ 4,628      $ 1,118    $    --     $  4,675     $10,421
                                                               =======      =======    =======     ========     =======
Reserve for debtor-in-possession loans to nonconsolidated
  subsidiary................................................   $    --      $13,000    $    --     $     --     $13,000
                                                               =======      =======    =======     ========     =======
Reserve for impairment of long-lived assets.................   $33,369      $    --    $    --     $     --     $33,369
                                                               =======      =======    =======     ========     =======
Reserve for contingent liability exposure...................   $ 9,481      $    --    $    --     $ (4,675)    $ 4,806
                                                               =======      =======    =======     ========     =======
Insurance allowances and reserves...........................   $49,590      $54,198    $    --     $(56,918)    $46,870
                                                               =======      =======    =======     ========     =======

------------------------------

(A) Uncollectible accounts written off, net of amounts recovered.

(B) See Note 7 to our Consolidated Financial Statements.

(C) Reduction of reserve due to disposition of property.

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

    As independent public accountants, we hereby consent to the incorporation of our reports dated February 8, 2000 (except with respect to the matter discussed in note 18, as to which the date is February 29, 2000), included in this Form 10-K for the year ended December 31, 1999, into the Company's previously filed Registration Statements File Nos. 333-80899 and 333-77937.

                                          ARTHUR ANDERSEN LLP

Memphis, Tennessee
March 13, 2000