Form 10-Q
period 2000-03-31
HARRAHS ENTERTAINMENT INC
filed 2000-05-12
CIK 858339

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                          COMMISSION FILE NO. 1-10410

                            ------------------------

                          HARRAH'S ENTERTAINMENT, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                               I.R.S. NO. 62-1411755
       (State of Incorporation)                (I.R.S. Employer Identification No.)

                        5100 W. SAHARA AVENUE, SUITE 200
                            LAS VEGAS, NEVADA 89146
                (Current address of principal executive offices)

                                 (702) 579-2300
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    At March 31, 2000, there were outstanding 122,224,970 shares of the Company's Common Stock.

                                  Page 1 of 28

                             Exhibit Index Page 29

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    The accompanying unaudited Consolidated Condensed Financial Statements of Harrah's Entertainment, Inc., a Delaware corporation, have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments), which management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations. See Note 2 to these Consolidated Condensed Financial Statements regarding the completion of our acquisition of Players International, Inc. on March 22, 2000. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our 1999 Annual Report to Stockholders.

                          HARRAH'S ENTERTAINMENT, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                  (UNAUDITED)

                                                              MARCH 31,     DEC. 31,
                                                                 2000         1999
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                          ----------   ----------
ASSETS
Current assets
  Cash and cash equivalents.................................  $  222,826   $  233,581
  Receivables, less allowance for doubtful accounts of
    $44,958 and $44,086.....................................     113,092      121,186
  Deferred income taxes.....................................      33,610       33,208
  Prepayments and other.....................................      75,860       68,028
  Inventories...............................................      28,577       30,666
                                                              ----------   ----------
    Total current assets....................................     473,965      486,669
                                                              ----------   ----------
Land, buildings, riverboats and equipment...................   4,468,413    3,983,754
Less: accumulated depreciation..............................    (995,014)    (922,524)
                                                              ----------   ----------
                                                               3,473,399    3,061,230
Goodwill, net of amortization of $58,053 and $54,346
  (Note 2)..................................................     674,493      505,217
Investments in and advances to nonconsolidated affiliates...      95,118      168,511
Deferred costs, trademarks and other........................     364,347      545,220
                                                              ----------   ----------
                                                              $5,081,322   $4,766,847
                                                              ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................  $   68,880   $   81,200
  Accrued expenses..........................................     344,832      287,494
  Short-term debt...........................................      65,000           --
  Current portion of long-term debt.........................       2,975        2,877
                                                              ----------   ----------
    Total current liabilities...............................     481,687      371,571
Long-term debt..............................................   2,755,718    2,540,268
Deferred credits and other..................................     139,446      120,827
Deferred income taxes.......................................     219,609      228,955
                                                              ----------   ----------
                                                               3,596,460    3,261,621
                                                              ----------   ----------
Minority interests..........................................      20,337       18,949
                                                              ----------   ----------
Commitments and contingencies (Notes 4, 6, 7 and 8)
Stockholders' equity
  Common stock, $0.10 par value, authorized 360,000,000
    shares, outstanding 122,224,970 and 124,379,760 shares
    (net of 12,928,454 and 9,286,772 shares held in
    treasury)...............................................      12,222       12,438
  Capital surplus...........................................   1,007,580      987,322
  Retained earnings.........................................     466,055      512,539
  Accumulated other comprehensive income....................         (36)        (493)
  Deferred compensation related to restricted stock.........     (21,296)     (25,529)
                                                              ----------   ----------
                                                               1,464,525    1,486,277
                                                              ----------   ----------
                                                              $5,081,322   $4,766,847
                                                              ==========   ==========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                               FIRST QUARTER ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                2000        1999
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                      ---------   ---------
Revenues
  Casino....................................................  $633,757    $565,959
  Food and beverage.........................................   110,268     103,153
  Rooms.....................................................    64,194      62,636
  Management fees...........................................    17,221      16,720
  Other.....................................................    33,561      30,251
  Less: casino promotional allowances.......................   (75,387)    (67,051)
                                                              --------    --------
        Total revenues......................................   783,614     711,668
                                                              --------    --------
Operating expenses
  Direct
    Casino..................................................   334,433     301,526
    Food and beverage.......................................    53,872      56,794
    Rooms...................................................    16,675      17,081
  Depreciation of buildings, riverboats and equipment.......    49,653      48,044
  Development costs.........................................     2,159         761
  Write-downs and reserves..................................        13         123
  Project opening costs.....................................       292         352
  Other.....................................................   185,367     152,620
                                                              --------    --------
        Total operating expenses............................   642,464     577,301
                                                              --------    --------
          Operating profit..................................   141,150     134,367
  Corporate expense.........................................   (11,021)     (7,931)
  Headquarters relocation and reorganization costs..........    (1,796)     (3,070)
  Equity in losses of nonconsolidated affiliates............   (23,696)     (6,668)
  Venture restructuring costs...............................        --         397
  Amortization of goodwill and trademarks...................    (4,537)     (4,612)
                                                              --------    --------
Income from operations......................................   100,100     112,483
Interest expense, net of interest capitalized...............   (50,459)    (50,895)
Other income, including interest income.....................     3,616       2,166
                                                              --------    --------
Income before income taxes and minority interests...........    53,257      63,754
Provision for income taxes..................................   (18,646)    (24,638)
Minority interests..........................................    (3,863)     (1,771)
                                                              --------    --------
Income before extraordinary losses..........................    30,748      37,345
Extraordinary losses, net of income tax benefit of $1,764...        --      (3,248)
                                                              --------    --------
Net income..................................................  $ 30,748    $ 34,097
                                                              ========    ========
Earnings per share-basic
  Income before extraordinary losses........................  $   0.25    $   0.30
Extraordinary losses, net...................................        --       (0.03)
                                                              --------    --------
    Net income..............................................  $   0.25    $   0.27
                                                              ========    ========
Earnings per share-diluted
  Income before extraordinary losses........................  $   0.25    $   0.30
  Extraordinary losses, net.................................        --       (0.03)
                                                              --------    --------
    Net income..............................................  $   0.25    $   0.27
                                                              ========    ========
Average common shares outstanding...........................   121,643     125,502
                                                              ========    ========
Average common and common equivalent shares outstanding.....   123,281     126,773
                                                              ========    ========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                               FIRST QUARTER ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                2000        1999
(IN THOUSANDS)                                                ---------   ---------
Cash flows from operating activities
  Net income................................................  $  30,748   $  34,097
  Adjustments to reconcile net income to cash
    flows from operating activities
      Extraordinary losses, before income taxes.............         --       5,012
      Depreciation and amortization.........................     56,811      53,843
      Other noncash items...................................      1,782       7,098
      Minority interests' share of income...................      3,863       1,771
      Equity in losses of nonconsolidated affiliates........     23,696       6,667
      Net losses from asset sales...........................        336           2
      Net change in long-term accounts......................     33,945      22,266
      Net change in working capital accounts................    (10,316)     12,955
                                                              ---------   ---------
          Cash flows provided by operating activities.......    140,865     143,711
                                                              ---------   ---------
Cash flows from investing activities
  Payment for purchase of acquisitions, net of cash
    acquired................................................   (244,001)     22,025
  Land, buildings, riverboats and equipment additions.......    (76,735)    (85,496)
  Increase in construction payables.........................        689       4,985
  Investments in and advances to nonconsolidated
    affiliates..............................................    (31,446)     (9,077)
  Proceeds from sale of Star City management contract.......    131,475          --
  Proceeds from other asset sales...........................     24,619       2,614
  Purchase of minority interest in subsidiary...............         --     (26,000)
  Other.....................................................     (1,307)     11,048
                                                              ---------   ---------
          Cash flows used in investing activities...........   (196,706)    (79,901)
                                                              ---------   ---------
Cash flows from financing activities
  Net short-term borrowings.................................     65,000          --
  Net borrowings (repayments) under Bank Facility...........     61,000    (383,567)
  Early retirement of debt..................................         --    (157,072)
  Scheduled debt retirements................................       (717)     (2,067)
  Purchases of treasury stock...............................    (77,724)     (3,180)
  Minority interests' distributions, net of contributions...     (2,473)     (1,432)
  Proceeds from issuance of senior notes, net of discount
    and issue costs of $5,980...............................         --     494,020
  Premium paid on early extinguishment of debt..............         --      (2,739)
                                                              ---------   ---------
          Cash flows provided by (used in) financing
            activities......................................     45,086     (56,037)
                                                              ---------   ---------
Net increase in cash and cash equivalents...................    (10,755)      7,773
Cash and cash equivalents, beginning of period..............    233,581     158,995
                                                              ---------   ---------
Cash and cash equivalents, end of period....................  $ 222,826   $ 166,768
                                                              =========   =========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

                                  (UNAUDITED)

                                                               FIRST QUARTER ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                2000        1999
(IN THOUSANDS)                                                ---------   ---------
Net income..................................................   $30,748     $34,097
                                                               -------     -------
Other comprehensive income
  Foreign currency translation adjustments, net of tax
    provision (benefit) of $56 and $(458)...................        90        (747)
  Realization of foreign currency adjustments, net of tax
    provision of $148.......................................       191          --
  Unrealized gains on available-for-sale securities, net of
    tax provision of $108 and $637..........................       176       1,040
                                                               -------     -------
      Other comprehensive income............................       457         293
                                                               -------     -------
Comprehensive income........................................   $31,205     $34,390
                                                               =======     =======

                          HARRAH'S ENTERTAINMENT, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION AND ORGANIZATION

    Harrah's Entertainment, Inc. ("Harrah's Entertainment", the "Company", "we", "our" or "us", and including our subsidiaries where the context requires), a Delaware corporation, is one of America's leading casino companies. Our casino entertainment facilities, operating under the Harrah's, Rio, Showboat and Players brand names, include casino hotels in Reno, Lake Tahoe, Las Vegas and Laughlin, Nevada; two casino hotel properties in Atlantic City, New Jersey; and riverboat and dockside casinos in Joliet and Metropolis, Illinois; East Chicago, Indiana; Shreveport and Lake Charles, Louisiana; Tunica and Vicksburg, Mississippi; and North Kansas City and St. Louis, Missouri. We also manage the land based casino in New Orleans, Louisiana, and casinos on Indian lands near Phoenix, Arizona; Cherokee, North Carolina; and Topeka, Kansas. We discontinued management of the Star City casino in Sydney, Australia, during first quarter 2000.

NOTE 2--PLAYERS ACQUISITION

    On March 22, 2000, we completed our acquisition of Players International, Inc. ("Players"). Players operates a dockside riverboat casino on the Ohio River in Metropolis, Illinois; two cruising riverboat casinos in Lake Charles, Louisiana; two dockside riverboat casinos in Maryland Heights, Missouri, a suburb of St. Louis; and a horse racetrack in Paducah, Kentucky. Players and the Company jointly operate a landside hotel and entertainment facility at the Maryland Heights property.

    The Lake Charles and Metropolis casino operations will be converted to the Harrah's brand name after capital improvements are completed. We are in the process of consolidating the operations of the Players facility in Maryland Heights with the adjacent Harrah's operation and expect to complete this consolidation in second quarter 2000.

    We paid approximately $293 million in cash and assumed $150 million in Players' 10 7/8% Senior Notes due 2005, (the "Players' Notes"). The acquisition was funded by our Bank Facility (see Note 4) and is being accounted for as a purchase. The purchase price is being allocated to the underlying assets and liabilities based upon their estimated fair values at the date of acquisition. We are determining the estimated fair values based on independent appraisals, discounted cash flows, quoted market prices and estimates made by management. The allocation of the purchase price will be completed within one year from the date of the acquisition. To the extent that the purchase price exceeds the fair value of the net identifiable tangible assets acquired, such excess will be allocated to goodwill and amortized over 40 years. Until we complete the purchase price allocation our financial statements will include estimated goodwill amortization expense.

    With the assumption of the Players' Notes, we are required to abide by covenants that, among other things, restrict the payment of dividends or the ability to make other restricted payments, as defined, to HOC and Harrah's Entertainment. These restricted payments include intercompany loans, advances or other upstream payments to HOC or Harrah's Entertainment. These restrictions should not impair our ability to conduct our business through our subsidiaries or to pursue our development plans.

                          HARRAH'S ENTERTAINMENT, INC.

                                 MARCH 31, 2000

                                  (UNAUDITED)

NOTE 3--STOCKHOLDERS' EQUITY

In addition to its common stock, Harrah's Entertainment has the following classes of stock authorized but unissued:

    Preferred stock, $100 par value, 150,000 shares authorized
    Special stock, $1.125 par value, 5,000,000 shares authorized--
      Series A Special Stock, 2,000,000 shares designated

    In July 1999, our Board of Directors authorized the repurchase in open market and other transactions of up to 10 million shares of the Company's common stock. We expect to acquire our shares from time to time at prevailing market prices through the December 31, 2000, expiration of the approved plan. At March 31, 2000, we had repurchased 9.1 million shares under the provisions of this plan.

    In April 2000, our Board of Directors authorized the repurchase of an additional 12.5 million shares of our common stock in the open market and other transactions as market conditions warrant. This plan will expire on December 31, 2001.

NOTE 4--LONG-TERM DEBT

REVOLVING CREDIT FACILITIES

    Subsequent to first quarter 2000, our revolving credit and letter of credit facilities (collectively, the "Bank Facility") were amended to expand our borrowing capacity from $1.6 billion to $1.9 billion. The five-year $1.3 billion revolving credit and letter of credit facility maturing in 2004 was expanded to $1.525 billion, and the $300 million revolving credit facility, which is renewable annually at the borrower's and lenders' options, was expanded to $375 million. The amended Bank Facility provides the Company with increased financial flexibility without changing any of the other terms of the agreement. After considering the additional $300.0 million in borrowing capacity available to us as a result of this amendment, we had $674.0 million in capacity at March 31, 2000.

    Currently, the Bank Facility bears interest based upon 80 basis points over LIBOR for current borrowings under the five-year facility and 85 basis points over LIBOR for the 364-day facility. In addition, there is a facility fee for borrowed and unborrowed amounts which is currently 20 basis points on the five-year facility and 15 basis points on the 364-day facility. The interest rate and facility fee are based on our current debt ratings and leverage ratio and may change as our debt ratings and leverage ratio change.

SHORT-TERM BORROWING AGREEMENTS

    In a program designed for short-term borrowings at lower interest rates than the rates paid under our Bank Facility, we have entered into uncommitted line of credit agreements with two lenders whereby we can borrow up to $65 million for periods of ninety days or less. At March 31, 2000, we had borrowed $65 million under these agreements. These agreements have no impact on our Bank Facility and do not decrease our borrowing capacity under those agreements.

                          HARRAH'S ENTERTAINMENT, INC.

                                 MARCH 31, 2000

                                  (UNAUDITED)

NOTE 4--LONG-TERM DEBT (CONTINUED)
INTEREST RATE AGREEMENTS

    To manage the relative mix of our debt between fixed and variable rate instruments, we have entered into interest rate swap agreements to modify the interest characteristics of our outstanding debt without an exchange of the underlying principal amount.

    During first quarter 2000, three interest rate swap agreements expired and were not replaced with new swap agreements. We have three interest rate swap agreements remaining which effectively convert a total of $150 million in variable rate debt to a fixed rate. All of these swaps will expire in second quarter 2000. Pursuant to the terms of these swaps we receive variable payments tied to LIBOR in exchange for our payments at a fixed interest rate. The fixed rates to be paid by us and variable rates to be received by us are summarized in the following table:

                                                      SWAP RATE RECEIVED
                                     SWAP RATE PAID     (VARIABLE) AT        SWAP
NOTIONAL AMOUNT                         (FIXED)         MARCH 31, 2000     MATURITY
---------------                      --------------   ------------------   ---------
  $50 million                             6.651%            6.100%          May 2000
  $50 million                             5.788%            6.119%         June 2000
  $50 million                             5.785%            6.119%         June 2000

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

NOTE 5--SUPPLEMENTAL CASH FLOW DISCLOSURES

CASH PAID FOR INTEREST AND TAXES

    The following table reconciles our interest expense, net of interest capitalized, per the Consolidated Condensed Statements of Income, to cash paid for interest:

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                2000        1999
(IN THOUSANDS)                                                ---------   ---------
Interest expense, net of amount capitalized.................   $50,459     $50,895
Adjustments to reconcile to cash paid for interest:
  Net change in accruals....................................   (10,410)    (14,181)
  Amortization of deferred finance charges..................      (920)     (2,385)
  Net amortization of discounts and premiums................       (14)        591
                                                               -------     -------
Cash paid for interest, net of amount capitalized...........   $39,115     $34,920
                                                               =======     =======
Cash payments of income taxes, net of refunds...............   $  (861)    $   (54)
                                                               =======     =======

                          HARRAH'S ENTERTAINMENT, INC.

                                 MARCH 31, 2000

                                  (UNAUDITED)

NOTE 6--COMMITMENTS AND CONTINGENT LIABILITIES

NEW ORLEANS CASINO

    The Company has an approximate 43% beneficial ownership interest in JCC Holding Company and its subsidiary, Jazz Casino Company, LLC ("JCC"). JCC owns and operates an exclusive land-based casino in New Orleans, Louisiana (the "Casino"), which is managed by a subsidiary of the Company. The Company has (i) guaranteed a $100.0 million annual payment obligation of JCC owed to the State of Louisiana gaming board (the "State Obligation"), (ii) guaranteed
$166.5 million of a $236.5 million JCC bank credit facility, (iii) made
$23.9 million, as of March 31, 2000, in subordinated loans to JCC to finance construction and completion of the Casino, and (iv) agreed to purchase, on certain conditions, certain shares of JCC Holding Company stock owned by former co-investors in the pre-bankruptcy predecessor of JCC for $13.5 million.

    Initially, the Company guaranteed the State Obligation for the period from October 28, 1999 to October 28, 2000 (the "Initial State Guarantee"). The Initial State Guarantee was replaced with a new guarantee (the "Current State Guarantee"), pursuant to which the Company has guaranteed the State Obligation for the period from April 1, 2000 to March 31, 2001. JCC is required to make daily payments of approximately $273,973 to satisfy the State Obligation. The Current State Guarantee obligation is reduced to the extent JCC makes such daily payments. Payments made to the State by the Company pursuant to the Initial State Guarantee and the Current State Guarantee are secured by a first priority collateral security interest in JCC's assets.

    Subject to the satisfaction of certain cash flow tests and other conditions each year, the Company is required to provide a new guarantee to the State for each of the 12-month periods ending March 31, 2002, 2003 and 2004. For the period ending March 31, 2002, the requirement to provide a new guarantee is conditioned upon, among other things, JCC producing net cash flow of at least $15 million for the 12-month period ending November 30, 2000. Based on results to date, it appears unlikely that JCC will satisfy this cash flow test. In the event that JCC does not in fact satisfy this cash flow test, the Company will not be required to guarantee the State Obligation for the 12-month period ending March 31, 2002. If in such event the Company elects not to voluntarily guarantee the State Obligation and JCC cannot find a substitute guarantor, JCC could lose its State gaming license.

    Commencing February 28, 2000, JCC ceased making its daily payment in respect of the State Obligation. On February 29, 2000, the State made a demand to the Company pursuant to the Initial State Guarantee and the Company began making the daily payment to the State on that date. The Company paid $9.6 million to the State pursuant to the Initial State Guarantee. The Company's remaining obligations pursuant to the Initial State Guarantee expired when the Company provided the Current State Guarantee. The Company's obligations pursuant to the Current State Guarantee for the 12-month period ending March 31, 2001 are limited to $100 million. The Company commenced making payments in respect of the State Obligation pursuant to the Current State Guarantee on April 1, 2000, which payments totaled $11.0 million as of May 10, 2000.

    Subject to certain conditions, which are presently being satisfied, JCC's bank credit facility permits the Company to pay up to an aggregate of $40 million pursuant to the Initial State Guarantee and Current State Guarantee without a default under that facility. The Company has agreed until March

                          HARRAH'S ENTERTAINMENT, INC.

                                 MARCH 31, 2000

                                  (UNAUDITED)

NOTE 6--COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)
31, 2001, to defer the collection from JCC of amounts paid pursuant to the Initial State Guarantee and Current State Guarantee to the extent that such payments do not exceed $40 million in the aggregate.

    Separately, the Company and certain Company affiliates have agreed, until August 1, 2000, to defer the collection of certain fees, lease payments and reimbursable costs arising from existing agreements with JCC. Such deferred collections totaled approximately $10.5 as of March 31, 2000. In addition, JCC has exercised its right, pursuant to agreements entered into at the time of its emergence from bankruptcy in October 1998, to defer the payment of certain management fees, credit support fees, guarantee obligations, and interest on subordinated debt due to the Company. Such deferred payments totaled approximately $5.7 as of March 31, 2000.

CONTRACTUAL COMMITMENTS

    We continue to pursue additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties, guarantees by the Company of third party debt and development completion guarantees. Excluding guarantees and commitments for the New Orleans casino discussed above, as of March 31, 2000, we had guaranteed third party loans and leases of $85.4 million, which are secured by certain assets, and had commitments of $312.4 million for construction-related and other obligations.

    During second quarter 1999, we performed under our guarantee of the Upper Skagit Tribe's development financing and purchased their receivable from the lender for $11.4 million. Under the terms of our agreement with the Tribe, they have agreed to fund the retirement of this debt. The Tribe is attempting to secure new financing; however, there is no assurance that their efforts will be successful and that the receivable will be collected.

    The agreements under which we manage casinos on Indian lands contain provisions required by law which provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled payments of borrowings for development costs. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. As of March 31, 2000, the aggregate monthly commitment pursuant to these contracts, which extend for periods of up to 57 months from March 31, 2000, was $1.1 million.

SEVERANCE AGREEMENTS

    As of March 31, 2000, we have severance agreements with 39 of our senior executives, which provide for payments to the executives in the event of their termination after a change in control, as defined. These agreements provide, among other things, for a compensation payment of 1.5 to 3.0 times the executive's average annual compensation, as defined, as well as for accelerated payment or accelerated vesting of any compensation or awards payable to the executive under any of our incentive plans. The estimated amount, computed as of March 31, 2000, that would be payable under the

                          HARRAH'S ENTERTAINMENT, INC.

                                 MARCH 31, 2000

                                  (UNAUDITED)

NOTE 6--COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED) agreements to these executives based on earnings and stock options aggregated approximately $46.6 million.

TAX SHARING AGREEMENTS

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

NOTE 7--LITIGATION

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

                          HARRAH'S ENTERTAINMENT, INC.

                                 MARCH 31, 2000

                                  (UNAUDITED)

NOTE 8--NONCONSOLIDATED AFFILIATES

    Summarized balance sheet and income statement information of nonconsolidated affiliates as of March 31, 2000 and December 31, 1999, and for the first quarters ended March 31, 2000 and 1999 is included in the following tables.

                                                              MARCH 31,   DEC. 31,
                                                                2000        1999
(IN THOUSANDS)                                                ---------   --------
Combined Summarized Balance Sheet Information
  Current assets............................................  $ 63,330    $ 73,560
  Land, buildings and equipment, net........................   401,502     570,204
  Other assets..............................................   123,091     130,889
                                                              --------    --------
    Total assets............................................   587,923     774,653
                                                              --------    --------
  Current liabilities.......................................   113,446     100,336
  Long-term debt............................................   465,977     437,756
                                                              --------    --------
    Total liabilities.......................................   579,423     538,092
                                                              --------    --------
      Net assets............................................  $  8,500    $236,561
                                                              ========    ========

                                                               FIRST QUARTER ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                2000        1999
(IN THOUSANDS)                                                ---------   ---------
Combined Summarized
  Statements of Operations
    Revenues................................................  $113,150    $ 88,583
                                                              ========    ========
    Operating loss..........................................  $(42,457)   $ (3,419)
                                                              ========    ========
    Net loss................................................  $(53,179)   $(14,290)
                                                              ========    ========

    Our share of nonconsolidated affiliates' combined net operating results are reflected in the accompanying Consolidated Condensed Statements of Income as Equity in losses of nonconsolidated affiliates.

    Our investments in and advances to nonconsolidated affiliates are reflected in the accompanying Consolidated Condensed Balance Sheets as follows:

                                                              MARCH 31,   DEC. 31,
                                                                2000        1999
(IN THOUSANDS)                                                ---------   --------
Investments in and advances to nonconsolidated affiliates
  Accounted for under the equity method.....................   $89,151    $167,828
  Accounted for at historical cost..........................     5,000          --
  Equity securities available-for-sale and recorded at
    market value............................................       967         683
                                                               -------    --------
                                                               $95,118    $168,511
                                                               =======    ========

                          HARRAH'S ENTERTAINMENT, INC.

                                 MARCH 31, 2000

                                  (UNAUDITED)

NOTE 8--NONCONSOLIDATED AFFILIATES (CONTINUED)
    With the acquisition of Players in March 2000, we increased our ownership interest in the St. Louis shoreside facilities joint venture to 100% and began consolidating that operation with our St. Louis operations upon the closing of the acquisition.

    In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", we adjust the carrying value of certain marketable equity securities to include unrealized gains and losses. A corresponding adjustment is recorded in our stockholders' equity and deferred income tax accounts.

NOTE 9--SUMMARIZED FINANCIAL INFORMATION

    Harrah's Operating Company, Inc. ("HOC") is a wholly-owned subsidiary and the principal asset of Harrah's Entertainment. HOC is the issuer of certain debt securities which have been guaranteed by Harrah's Entertainment. Due to the comparability of HOC's consolidated financial information with that of Harrah's Entertainment, complete separate financial statements and other disclosures regarding HOC have not been presented. Management has determined that such information is not material to holders of HOC's debt securities. Summarized financial information of HOC as of March 31, 2000, and

                          HARRAH'S ENTERTAINMENT, INC.

                                 MARCH 31, 2000

                                  (UNAUDITED)

NOTE 9--SUMMARIZED FINANCIAL INFORMATION (CONTINUED)
December 31, 1999, and for the first quarters ended March 31, 2000 and 1999, prepared on the same basis as Harrah's Entertainment, was as follows:

                                                              MARCH 31,     DEC. 31,
                                                                 2000         1999
(IN THOUSANDS)                                                ----------   ----------
Current assets..............................................  $  465,856   $  481,437
Land, buildings, riverboats and equipment, net..............   3,473,399    3,061,230
Goodwill....................................................     674,493      505,217
Other assets................................................     459,383      713,649
                                                              ----------   ----------
                                                               5,073,131    4,761,533
                                                              ----------   ----------
Current liabilities.........................................     456,533      353,534
Long-term debt..............................................   2,755,718    2,540,268
Other liabilities...........................................     363,334      349,782
Minority interests..........................................      20,337       18,949
                                                              ----------   ----------
                                                               3,595,922    3,262,533
                                                              ----------   ----------
    Net assets..............................................  $1,477,209   $1,499,000
                                                              ==========   ==========

                                                               FIRST QUARTER ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                2000        1999
(IN THOUSANDS)                                                ---------   ---------
Revenues....................................................  $783,530    $711,585
                                                              ========    ========
Income from operations......................................  $100,086    $112,412
                                                              ========    ========
Income before extraordinary losses..........................  $ 30,739    $ 37,300
                                                              ========    ========
Net income..................................................  $ 30,739    $ 34,052
                                                              ========    ========

    Certain of our debt guarantees contain covenants which, among other things, place limitations on HOC's ability to pay dividends and make other restricted payments, as defined, to Harrah's Entertainment. The amount of HOC's restricted net assets, as defined, computed in accordance with the most restrictive of these covenants regarding restricted payments, was approximately $1.47 billion at March 31, 2000.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of the financial position and operating results of Harrah's Entertainment, Inc., (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as "Harrah's Entertainment", "Company", "we", "our" and "us") for first quarter 2000 and 1999, updates, and should be read in conjunction with, Management's Discussion and Analysis of Financial Position and Results of Operations presented in our 1999 Annual Report.

    We are the leading consumer marketing company in the gaming industry, operating casinos in more markets than any other casino company. We seek to differentiate ourselves through a unique strategy aimed at building loyalty to our brands from our guests. To accomplish this objective, we focus on continued investment and emphasis on marketing, technology and database programs, a commitment to service and a broadened national appeal. We begin our review with a discussion of two first quarter 2000 transactions that position our Company to continue its progress toward achieving our strategic objectives.

                              PLAYERS ACQUISITION

    On March 22, 2000, we completed our acquisition of Players International, Inc. ("Players"). Players operates a dockside riverboat casino on the Ohio River in Metropolis, Illinois; two cruising riverboat casinos in Lake Charles, Louisiana; two dockside riverboat casinos in Maryland Heights, Missouri, a suburb of St. Louis; and a horse racetrack in Paducah, Kentucky. Players and the Company jointly operate a landside hotel and entertainment facility at the Maryland Heights property.

    The Lake Charles and Metropolis casino operations will be converted to the Harrah's brand name after capital improvement projects are completed. We are in the process of consolidating the operations of the Players facility in Maryland Heights with the adjacent Harrah's operation and expect to complete this consolidation in second quarter 2000.

    We paid approximately $293 million in cash and assumed $150 million in Players' 10 7/8% Senior Notes due 2005, (the "Players' Notes"). The acquisition was funded by our Bank Facility (see Debt & Liquidity section) and is being accounted for as a purchase. The purchase price is being allocated to the underlying assets and liabilities based upon their estimated fair values at the date of acquisition. We are determining the estimated fair values based on independent appraisals, discounted cash flows, quoted market prices and estimates made by management. The allocation of the purchase price will be completed within one year from the date of the acquisition. To the extent that the purchase price exceeds the fair value of the net identifiable tangible assets acquired, such excess will be allocated to goodwill and amortized over 40 years. Until we complete the purchase price allocation, our financial statements will include estimated goodwill amortization expense.

                               RINCON DEVELOPMENT

    During first quarter 2000, we signed a definitive agreement with the Rincon San Luiseno Band of Mission Indians to build and manage a $110 million casino and hotel on Rincon tribal land 25 miles north of San Diego. This location provides convenient access to metropolitan San Diego, La Jolla, Del Mar, Escondido and Orange County, California.

    The Tribe expects to begin operations of a temporary casino in fourth quarter 2000. We have committed to provide up to $14.6 million to finance this development and to provide the Tribe technical service related to the development and operation of the temporary casino, but we will not manage the temporary facility. The permanent facility, the cost of which is to be funded by a third-party loan that we expect to guarantee, is expected to open in fourth quarter 2001. We will manage the permanent facility for a fee. The operation of the temporary casino and the permanent casino project are subject to various approvals, including approvals of the National Indian Gaming Commission.

                    OPERATING RESULTS AND DEVELOPMENT PLANS

OVERALL

    First quarter 2000 revenues increased 10.1% over first quarter 1999, however, net income declined 9.8% from the same period last year. The primary factors contributing to the decline in net income were low table games hold percentage at the Rio Hotel & Casino ("Rio") in Las Vegas, Nevada, and our pro rata share of operating losses at our 43 percent-owned Harrah's New Orleans casino, which opened last October, and at our 48 percent-owned National Airlines, Inc. ("NAI"), which began operations in May 1999.

    First quarter gaming revenues at owned and managed properties, which were in our system during first quarter 2000 and first quarter 1999, grew 11.7% over the same period last year. Excluding properties acquired or opened since June 1998, company-owned and managed properties generated same-store gaming revenue growth of 15.6% over first quarter 1999.

    Operating results for first quarter 2000 include ten days of operations for the properties acquired in the Players acquisition, which were not material to our overall operating results.

WESTERN REGION

                                                       FIRST QUARTER      PERCENTAGE
                                                    -------------------   INCREASE/
                                                      2000       1999     (DECREASE)
(IN MILLIONS)                                       --------   --------   ----------
Casino revenues...................................   $171.9     $177.0       (2.9)%
Total revenues....................................    275.3      282.4       (2.5)%
Operating profit..................................     23.7       44.9      (47.2)%
Operating margin..................................      8.6%      15.9%      (7.3)pts

    The declines in first quarter 2000 revenues and operating income from the same period last year were primarily due to well-below-average table games hold percentage at the Rio, where first quarter revenues were 11.9% below first quarter 1999 and an operating loss of $1.3 million was reported compared to operating income of $22.2 million for the same period last year. In addition to the revenue shortfalls, operating margin at the Rio declined due to the increased marketing and promotional costs incurred by the property in an effort to maintain its competitive position in the market following the opening of several competitors over the last 18 months. First quarter revenues at our southern Nevada Harrah's properties increased 7.2%, operating income increased 9.8% and operating margin increased 0.4 points over the same period last year. Revenues at our northern Nevada properties were basically flat compared to first quarter 1999, due primarily to renovation disruptions at Harrah's Lake Tahoe, however, operating income was 11.7% higher than during the same period last year due to successful marketing programs and cost savings efforts at Harrah's Reno.

    Subsequent to first quarter, Rio opened its new showroom complex which includes a 1,500 seat, state-of-the-art theater with balcony; a three-level lobby with hospitality center; and a theater promenade with approximately 10,000 square feet of retail space. The showroom complex is located adjacent to the Pavilion, Rio's 110,000 square foot entertainment/convention complex, which opened in March 1999. The showroom complex is expected to cost approximately $35 million, of which $30.2 million had been spent through March 31, 2000.

    During first quarter 2000, we completed the sale for cash of the Showboat Las Vegas property, which was acquired in our June 1998 acquisition of Showboat, Inc. No gain or loss resulted from the sale of this nonstrategic asset.

EASTERN REGION

                                                       FIRST QUARTER      PERCENTAGE
                                                    -------------------   INCREASE/
                                                      2000       1999     (DECREASE)
(IN MILLIONS)                                       --------   --------   ----------
Casino revenues...................................   $174.3     $167.9        3.8%
Total revenues....................................    185.4      179.0        3.6%
Operating profit..................................     38.1       36.1        5.5%
Operating margin..................................     20.6%      20.2%       0.4pts

    Harrah's Atlantic City's revenues increased 8.3% in first quarter 2000 and operating profit increased 30.3% over the same period last year. While Showboat Atlantic City's revenues were basically flat compared to first quarter 1999, operating income declined 19.5% due to increased marketing and promotional costs incurred in an effort to maintain the property's competitive position in the market. We believe that the above-market growth achieved by Harrah's Atlantic City is due to the successful execution by the property of strategic marketing programs utilizing the available technological tools offered by our WINet customer database and Total Rewards program. Showboat Atlantic City is scheduled to be fully integrated into the WINet and Total Rewards program later this year.

    In April 2000, we announced plans for a 450-room expansion at Harrah's Atlantic City, increasing the hotel's capacity to more that 1,600 rooms. The expansion is expected to cost approximately
$110 million and is scheduled to be completed in first quarter 2002. The expansion is subject to regulatory approvals.

CENTRAL REGION

                                                       FIRST QUARTER      PERCENTAGE
                                                    -------------------   INCREASE/
                                                      2000       1999     (DECREASE)
(IN MILLIONS)                                       --------   --------   ----------
Casino revenues...................................   $287.6     $221.1       30.1%
Total revenues....................................    301.5      233.0       29.4%
Operating profit..................................     68.9       41.2       67.2%
Operating margin..................................     22.9%      17.7%       5.2pts

    Chicagoland--Revenues increased 60.1% at Harrah's Joliet compared to first quarter 1999 and operating profit increased 120.5% compared to the same period last year. These results are attributable to the mid-1999 elimination of cruise scheduling and ticketing and the fourth quarter opening of the new hotel at this property. Harrah's East Chicago revenues increased 40.0% over first quarter 1999, and operating income increased 144.0%. We believe that these results were driven by the March 1999 re-branding of this property to the Harrah's brand and the successful execution of the Company's loyalty strategy in East Chicago.

    Louisiana--Harrah's Shreveport's revenues were basically the same compared to first quarter 1999, but operating profit declined due to costs of promotions mounted to sustain business during construction activities. Construction began in May 1999 on a 514-room hotel with almost 18,000 square feet of convention center space. The new hotel and amenity expansion is expected to cost
$146.6 million, of which $41.6 million had been spent through March 31, 2000. The expansion is scheduled to open in fourth quarter 2000.

    Mississippi--Combined first quarter revenues by our Mississippi properties increased 9.1% over first quarter 1999. Increases in operating profit at Harrah's Tunica offset declines at Harrah's Vicksburg, for a net increase in operating profit at our Mississippi properties of 15.5% over first quarter 1999.

    Missouri--First quarter revenues at our Missouri properties increased 14.7% and operating profit increased 45.3% over the same period in 1999. Revenue increases are primarily attributable to Harrah's St. Louis, where revenues were 35.4% higher than in first quarter last year. Harrah's St. Louis and Harrah's North Kansas City increased operating profit 70.0% and 27.9%, respectively, over the same period last year. The Missouri properties' revenues have benefited from the elimination in third and fourth quarters of 1999 of restricted boarding schedules, but operating profit was affected by higher admission taxes.

    The St. Louis shoreside facilities were owned jointly with Players prior to our March 22, 2000, acquisition of that company. Our pro rata share of the operating losses of the joint venture through the date of the Players acquisition was $2.4 million for first quarter 2000. These losses are included in Equity in losses of nonconsolidated affiliates in the Consolidated Condensed Statements of Income (see Other Factors Affecting Net Income). Subsequent to the Players acquisition, results of the shoreside facilities, as well as for Players St. Louis operations, are combined with Harrah's St. Louis' operating results.

    In May 2000, we announced plans for facilities enhancements to Harrah's North Kansas City, including approximately 28,000 square feet of additional gaming space. The enhancements are expected to cost approximately $40.1 million and are expected to be completed in second quarter 2001. The expansion is subject to regulatory approvals.

MANAGED AND OTHER CASINOS

    Increases in our managed and other results were led by the addition of fees from Harrah's New Orleans, which opened in fourth quarter 1999. Management fees from Indian-owned casinos declined slightly from first quarter last year due to the impact on our management fee percentages of recent renewal and extension agreements for two of these facilities.

    See DEBT and LIQUIDITY section for further discussion of Harrah's guarantees of debt related to Indian projects.

    We ceased management of the Star City casino in Sydney, Australia, in January 2000, upon the completion of the buy-out of our management contract by another company. No material gain or loss was recognized on the sale of this management contract.

OTHER FACTORS AFFECTING NET INCOME

                                                                  FIRST QUARTER       PERCENTAGE
                                                              ---------------------   INCREASE/
                                                                2000         1999     (DECREASE)
(IN MILLIONS)                                                 --------     --------   ----------
(Income)/Expense
Development costs...........................................   $ 2.2        $ 0.8          N/M
Project opening costs.......................................     0.3          0.4        (25.0)%
Corporate expense...........................................    11.0          7.9         39.2 %
Headquarters relocation expense.............................     1.8          3.1        (41.9)%
Equity in losses of nonconsolidated affiliates..............    23.7          6.7          N/M
Write-downs, reserves and recoveries........................      --          0.1          N/M
Venture restructuring costs.................................      --         (0.4)         N/M
Amortization of goodwill and trademarks.....................     4.5          4.6         (2.2)%
Interest expense, net.......................................    50.5         50.9         (0.8)%
Other income................................................    (3.6)        (2.2)        63.6 %
Effective tax rate..........................................    35.0%        38.6%        (3.6)pts
Minority interests..........................................   $ 3.9        $ 1.8          N/M
Extraordinary losses, net of income taxes...................      --          3.2          N/M

    Development costs for first quarter 2000 increased from the same period last year. However, development activities were limited in both periods due to the limited number of new markets opening for development.

    Corporate expense increased 39.2% in first quarter 2000 from the prior year level due to timing of certain expenses and increases in other costs. Costs related to the relocation of the Company's headquarters to Las Vegas, Nevada, declined 41.9% from first quarter 1999, as relocation activity began to subside.

    The increase in Equity in losses of nonconsolidated affiliates reflects the increase in losses from Harrah's New Orleans and NAI, both of which began operations subsequent to first quarter 1999. Equity in losses of nonconsolidated affiliates also includes our pro rata share of the losses from the St. Louis shoreside facilities through the date of the Players acquisition.

    Amortization of goodwill decreased slightly from the same period last year due to the use of estimates for goodwill amortization during first quarter last year. Goodwill based on the final purchase price allocations completed subsequent to first quarter 1999 for Showboat and Rio was slightly less than estimated amounts.

    Interest expense decreased in first quarter 2000 from 1999, primarily due to replacement of the debt assumed in connection with the acquisitions of Rio and East Chicago with lower-rate borrowings from our Bank Facility.

    Other income increased in first quarter 2000 due to higher income earned on the cash surrender value of company owned life insurance policies.

    The effective tax rates for both periods are higher than the federal statutory rate primarily due to state income taxes.

    Minority interests reflects joint venture partners' share of income which increased in 2000 from the prior year as a result of higher earnings from those ventures.

    The extraordinary losses reported in 1999 were due to the early extinguishment(s) of debt and include premiums paid to the holders of the debt retired and the write-off of related unamortized deferred finance charges. (See Debt and Liquidity--Extinguishment of Debt.)

                        CAPITAL SPENDING AND DEVELOPMENT

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

    Our planned development projects, if they go forward, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. Cash needed to finance projects currently under development as well as additional projects pursued is expected to be made available from operating cash flows, bank borrowings (see Debt and Liquidity section), joint venture partners, specific project financing, guarantees of third party debt and, if necessary, additional debt and/or equity offerings. Our capital spending for the first three months of 2000 totaled approximately $109.5 million. Estimated total capital expenditures for 2000 are expected to be between $370 million and $470 million, excluding the acquisition of Players.

                               DEBT AND LIQUIDITY

BANK FACILITY

    Subsequent to first quarter 2000, our revolving credit and letter of credit facilities (collectively, the "Bank Facility") were amended to expand our borrowing capacity from $1.6 billion to $1.9 billion. The five-year $1.3 billion revolving credit and letter of credit facility maturing in 2004 was expanded to $1.525 billion, and the $300 million revolving credit facility, which is renewable annually at the borrower's and lenders' options, was expanded to $375 million. The amended Bank Facility provides the Company with increased financial flexibility without changing any of the other terms of the agreement. After considering the additional $300.0 million in borrowing capacity available to us as a result of this amendment, we had $674.0 million in capacity at March 31, 2000.

    Currently, the Bank Facility bears interest based upon 80 basis points over LIBOR for current borrowings under the five-year facility and 85 basis points over LIBOR for the 364-day facility. In addition, there is a facility fee for borrowed and unborrowed amounts which is currently 20 basis points on the five-year facility and 15 basis points on the 364-day facility. The interest rate and facility fee are based on our current debt ratings and leverage ratio and may change as our debt ratings and leverage ratio change.

SHORT-TERM BORROWINGS

    In a program designed for short-term borrowings at lower interest rates than the rates paid under our Bank Facility, we have entered into uncommitted line of credit agreements with two lenders whereby we can borrow up to $65 million for periods of ninety days or less. At March 31, 2000, we had borrowed $65 million under these agreements. These agreements have no impact on our Bank Facility and do not decrease our borrowing capacity under those agreements.

INTEREST RATE AGREEMENTS

    To manage the relative mix of our debt between fixed and variable rate instruments, we entered into interest rate swap agreements to modify the interest characteristics of our outstanding debt without an exchange of the underlying principal amount. The differences to be paid or received under the terms of our interest rate swap agreements are accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of our interest rate swap agreements will have a corresponding effect on our future cash flows.

    These agreements contain a credit risk that the counterparties may be unable to meet the terms of the agreements. We minimize that risk by evaluating the creditworthiness of our counterparties, which are limited to major banks and financial institutions, and do not anticipate nonperformance by the counterparties.

    As of March 31, 2000, we were a party to three interest rate swaps for a total notional amount of $150 million. All of these swaps will expire in second quarter 2000, and we do not expect to enter into new swap agreements. For more information regarding the Company's interest rate swap agreements as of March 31, 2000, please see Note 4 to the accompanying Consolidated Condensed Financial Statements.

GUARANTEES OF THIRD PARTY DEBT AND OTHER COMMITMENTS

    The Company has an approximate 43% beneficial ownership interest in JCC Holding Company and its subsidiary, Jazz Casino Company, LLC ("JCC"). JCC owns and operates an exclusive land-based casino in New Orleans, Louisiana (the "Casino"), which is managed by a subsidiary of the Company. The Company has
(i) guaranteed a $100.0 million annual payment obligation of JCC owed to the State of Louisiana gaming board (the "State Obligation"), (ii) guaranteed $166.5 million of a $236.5 million JCC bank credit facility, (iii) made
$23.9 million, as of March 31, 2000, in subordinated loans to JCC to finance construction and completion of the Casino, and
(iv) agreed to purchase, on certain conditions, certain shares of JCC Holding Company stock owned by former co-investors in the pre-bankruptcy predecessor of JCC for $13.5 million.

    Initially, the Company guaranteed the State Obligation for the period from October 28, 1999 to October 28, 2000 (the "Initial State Guarantee"). The Initial State Guarantee was replaced with a new guarantee (the "Current State Guarantee"), pursuant to which the Company has guaranteed the State Obligation for the period from April 1, 2000 to March 31, 2001. JCC is required to make daily payments of approximately $273,973 to satisfy the State Obligation. The Current State Guarantee obligation is reduced to the extent JCC makes such daily payments. Payments made to the State by the Company pursuant to the Initial State Guarantee and the Current State Guarantee are secured by a first priority collateral security interest in JCC's assets.

    Subject to the satisfaction of certain cash flow tests and other conditions each year, the Company is required to provide a new guarantee to the State for each of the 12-month periods ending March 31, 2002, 2003 and 2004. For the period ending March 31, 2002, the requirement to provide a new guarantee is conditioned upon, among other things, JCC producing net cash flow of at least $15 million for the 12-month period ending November 30, 2000. Based on results to date, it appears unlikely that JCC will satisfy this cash flow test. In the event that JCC does not in fact satisfy this cash flow test, the Company will not be required to guarantee the State Obligation for the 12-month period ending March 31, 2002. If in such event the Company elects not to voluntarily guarantee the State Obligation and JCC cannot find a substitute guarantor, JCC could lose its State gaming license.

    Commencing February 28, 2000, JCC ceased making its daily payment in respect of the State Obligation. On February 29, 2000, the State made a demand to the Company pursuant to the Initial State Guarantee and the Company began making the daily payment to the State on that date. The Company paid $9.6 million to the State pursuant to the Initial State Guarantee. The Company's remaining obligations pursuant to the Initial State Guarantee expired when the Company provided the Current State Guarantee. The Company's obligations pursuant to the Current State Guarantee for the 12-month period ending March 31, 2001 are limited to $100 million. The Company commenced making payments in respect of the State Obligation pursuant to the Current State Guarantee on April 1, 2000, which payments totaled $11.0 million as of May 10, 2000.

    Subject to certain conditions, which are presently being satisfied, JCC's bank credit facility permits the Company to pay up to an aggregate of $40 million pursuant to the Initial State Guarantee and Current State Guarantee without a default under that facility. The Company has agreed until March 31, 2001, to defer the collection from JCC of amounts paid pursuant to the Initial State Guarantee and Current State Guarantee to the extent that such payments do not exceed $40 million in the aggregate.

    Separately, the Company and certain Company affiliates have agreed, until August 1, 2000, to defer the collection of certain fees, lease payments and reimbursable costs arising from existing agreements with JCC. Such deferred collections totaled approximately $10.5 as of March 31, 2000. In addition, JCC has exercised its right, pursuant to agreements entered into at the time of its emergence from bankruptcy in October 1998, to defer the payment of certain management fees, credit support fees, guarantee obligations, and interest on subordinated debt due to the Company. Such deferred payments totaled approximately $5.7 as of March 31, 2000.

    The agreements under which we manage casinos on Indian lands contain provisions required by law which provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment pursuant to the contracts for the three Indian-owned facilities now open, which extend for periods of up to 57 months from March 31, 2000, is $1.1 million.

    We may guarantee all or part of the debt incurred by Indian tribes with which we have entered a management contract to fund development of casinos on the Indian lands. For all existing guarantees of Indian debt, we have obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, the value of such property would satisfy our obligations in the event these guarantees were enforced. Additionally, we have received limited waivers from the Indian tribes of their sovereign immunity to allow us to pursue our rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken. The aggregate outstanding balance of such debt as of March 31, 2000, was $69.8 million.

    We have agreed to provide up to $10 million in loans to NAI, $5 million of which had been advanced at March 31, 2000. In addition, we have provided letters of credit on behalf of NAI totaling $17 million dollars. $12 million in letters of credit serve as collateral to credit card processors in order to enable NAI to receive proceeds from the credit card processors for advance ticket sales. The remaining $5 million serves as collateral to enable NAI to secure space in airport terminals. Subsequent to first quarter, we entered into an agreement with another investor of NAI whereby that investor will reimburse to us fifty percent of any amount that we might pay in response to demands on the letters of credit.

              EFFECTS OF CURRENT ECONOMIC AND POLITICAL CONDITIONS

COMPETITIVE PRESSURES

    Due to the limited number of new markets opening for development, many casino operators are investing in existing markets in an effort to attract new customers, thereby increasing competition in those markets. With the exception of the additional supply being added in Las Vegas, the amount of supply change in the long-established gaming markets of Nevada and New Jersey has represented a smaller percentage change than that experienced in some riverboat markets. In riverboat markets, the additions to supply had a more noticeable impact, due to the fact that competition was limited in the early stages of many of these markets. As companies have completed expansion projects, supply has typically grown at a faster pace than demand in some markets and competition has increased significantly. Furthermore, several operators, including Harrah's, have announced plans for additional developments or expansions in some markets. In the Las Vegas market, four new "mega" facilities have opened since October 1998, and others are planned and under development. The impact that the additional supply will have on our operations cannot be determined at this time.

    Although the short-term effect of these competitive developments on the Company has been negative, we are not able to determine the long-term impact, whether favorable or unfavorable, that these trends and events will have on our current or future markets. We believe that the geographic diversity of our operations; our focus on multi-market customer relationships; our service training, measurements and rewards programs; and our continuing efforts to establish our brands as premier brands have well-positioned us to face the challenges present within the industry. In 1997, we introduced WINet, a sophisticated nationwide customer database, and our Total Gold Card, a nationwide reward and recognition card, both of which we believe provide competitive advantages, particularly with players who visit more than one market. During 1999, we implemented the next stage of our strategy with the launch of the tiered customer loyalty card program - Total Diamond, Total Platinum and Total Gold - to reward customers for choosing Harrah's entertainment casinos. Subsequent to first quarter 2000, we launched our new customer loyalty program - Total Rewards - which offers significant enhancements to Total Gold and provides our customers with a simpler understanding of exactly how to earn the cash, comps and other benefits they want. The Rio and Showboat properties are expected to be integrated into the Total Rewards program during 2000.

INDUSTRY CONSOLIDATION

    As evidenced by the number of recent public announcements by casino entertainment companies of plans to acquire or be acquired by other companies, including our acquisitions of Showboat, Rio and Players, consolidation in the gaming industry continues. We believe we are well-positioned to, and may from time to time, pursue additional strategic acquisitions to further enhance our distribution, strengthen our access to target customers and leverage our technological and centralized services infrastructure.

POLITICAL UNCERTAINTIES

    The casino entertainment industry is subject to political and regulatory uncertainty. In 1996, the U.S. government formed a federal commission to study gambling in the United States, including the casino gaming industry. The commission issued its report in June 1999. In September 1999, the State of California and approximately 60 Indian tribes executed Class III Gaming Compacts, which other California tribes can join. The Compacts, when effective, will allow each tribe to operate, on tribal trust lands, two casinos with up to 2,000 slot machines per tribe and unlimited house-banked card games. At this time, the ultimate impacts that the National Gaming Impact Study Commission report and the California Compacts may have on the industry or on our Company are uncertain. From time to time, individual jurisdictions have also considered legislation or referendums which could adversely impact our operations, and the likelihood or outcome of similar legislation and referendums in the future is difficult to predict.

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

                       INTERCOMPANY DIVIDEND RESTRICTIONS

    Certain of our debt guarantees require us to abide by covenants which, among other things, limit HOC's ability to pay dividends and make other restricted payments, as defined, to Harrah's Entertainment. The amount of HOC's restricted net assets, as defined, computed in accordance with these covenants regarding restricted payments was approximately $1.47 billion at March 31, 2000. Harrah's Entertainment's principal asset is the stock of HOC, a wholly-owned subsidiary which holds, directly and through subsidiaries, the principal assets of our businesses. Given this ownership structure, these restrictions should not impair our ability to conduct our business through our subsidiaries or to pursue our development plans.

    With the assumption of the Players' Notes, we are required to abide by covenants that, among other things, restrict the payment of dividends or the ability to make other restricted payments, as defined, to HOC and Harrah's Entertainment. These restricted payments include intercompany loans, advances or other upstream payments to HOC or Harrah's Entertainment. These restrictions should not impair our ability to conduct our business through our subsidiaries or to pursue our development plans.

                    PRIVATE SECURITIES LITIGATION REFORM ACT

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission ("SEC") (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking. These include statements relating to the following activities, among others: (A) operations and expansions of existing properties, including future performance, anticipated scope and opening dates of expansions;
(B) planned development of casinos and hotels that would be owned or managed by the Company and the pursuit of strategic acquisitions; (C) planned capital expenditures for 2000 and beyond; (D) the impact of the WINet, Total Gold Card and Total Rewards Programs; and (E) any future impact of the Showboat or Players acquisitions, the Rio merger or the Rincon development. These activities involve important factors that could cause actual results to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. These include, but are not limited to, the following factors as well as other factors described from time to time in the Company's reports filed with the SEC: construction factors, including zoning issues, environmental restrictions, soil conditions, weather and other hazards, site access matters and building permit issues; access to available and feasible financing; regulatory, licensing and other government approvals, third party consents and approvals, and relations with partners, owners and other third parties; conditions of credit markets and other business and economic conditions, including international and national economic problems; litigation, judicial actions and political uncertainties, including gaming legislative action, referenda, and taxation; and the effects of competition including locations of competitors and operating and marketing competition. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

*EX-4.1    Letter from Harrah's Entertainment, Inc. and Harrah's
           Operating Company, Inc. to JCC Holding Company, dated
           February 29, 2000, regarding Minimum Payment Guaranty.

*EX-4.2    Unconditional Minimum Payment Guaranty Agreement for Fiscal
           Year ending March 31, 2001 by Harrah's Entertainment, Inc.
           and Harrah's Operating Company, Inc. in favor of the State of Louisiana by and through the Louisiana Gaming Control
           Board, dated March 31, 2000.

*EX-10.1   Harrah's Entertainment, Inc.'s Restated Annual Management
           Bonus Plan dated February 2000.

*EX-11     Computation of per share earnings.

*EX-27     Financial Data Schedule.

 EX-99.1   Press Release dated March 22, 2000--Harrah's Entertainment
           Completes Acquisition of Players International (Incorporated by reference from the Company's Current Report on Form 8-K, filed April 4, 2000, File No. 1-10410).

 EX-99.2   Press Release dated April 13, 2000--Harrah's Estimates
           First-Quarter Earnings at 24 to 26 Cents Per Share; Low Hold
           Percentage at Rio Impacted Per-Share Earning by 9 Cents
           (Incorporated by reference from the Company's Current Report on Form 8-K, filed April 17, 2000, File No.1-10410).

------------------------

*   Filed herewith.

    (b) A Form 8-K was filed by the Company on April 4, 2000, reporting the completion of the acquisition of Players International, Inc. A Form 8-K was filed by the Company on April 17, 2000, reporting the estimates of first-quarter earnings.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       HARRAH'S ENTERTAINMENT, INC.

May 12, 2000                                           BY:  /s/ JUDY T. WORMSER
                                                            -----------------------------------------
                                                            Judy T. Wormser
                                                            VICE PRESIDENT AND CONTROLLER
                                                            (CHIEF ACCOUNTING OFFICER)

                                 EXHIBIT INDEX

                                                                            SEQUENTIAL
EXHIBIT NO.                           DESCRIPTION                            PAGE NO.
-----------   ------------------------------------------------------------  ----------
*EX-4.1       Letter from Harrah's Entertainment, Inc. and Harrah's
              Operating Company, Inc. to JCC Holding Company, dated
              February 29, 2000, regarding Minimum Payment Guaranty.
*EX-4.2       Unconditional Minimum Payment Guaranty Agreement for Fiscal
              Year ending March 31, 2001 by Harrah's Entertainment, Inc.
              and Harrah's Operating Company, Inc. in favor of the State of Louisiana by and through the Louisiana Gaming Control
              Board, dated March 31, 2000.
*EX-10.1      Harrah's Entertainment, Inc.'s Restated Annual Management
              Bonus Plan dated February 2000.
*EX-11        Computation of per share earnings.
*EX-27        Financial Data Schedule.
 EX-99.1      Press Release dated March 22, 2000--Harrah's Entertainment
              Completes Acquisition of Players International (Incorporated
              by reference from the Company's Current Report on Form 8-K, filed April 4, 2000, File No.1-10410).
 EX-99.2      Press Release dated April 13, 2000--Harrah's Estimates
              First-Quarter Earnings at 24 to 26 Cents Per Share; Low Hold
              Percentage at Rio Impacted Per-Share Earning by 9 Cents
              (Incorporated by reference from the Company's Current Report on Form 8-K, filed April 17, 2000, File No.1-10410).