Form 10-Q
period 2000-06-30
HARRAHS ENTERTAINMENT INC
filed 2000-08-14
CIK 858339

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                                ---------------

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
           ENDED JUNE 30, 2000

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

                         ------------------------------

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

                         ------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/...............................                      No / /

                            ------------------------

    At June 30, 2000, there were outstanding 116,672,553 shares of the Company's Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  Page 1 of 35
                             Exhibit Index Page 36

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    The accompanying unaudited Consolidated Condensed Financial Statements of Harrah's Entertainment, Inc., a Delaware corporation, have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations. See Note 2 to these Consolidated Condensed Financial Statements regarding the completion of our acquisition of Players International, Inc. on March 22, 2000. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our 1999 Annual Report to Stockholders.

                          HARRAH'S ENTERTAINMENT, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                  (UNAUDITED)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                          -----------   ------------
ASSETS

Current assets
  Cash and cash equivalents.................................  $   226,624   $   233,581
  Receivables, less allowance for doubtful accounts of
    $45,659 and $44,086.....................................      108,445       121,186
  Deferred income taxes.....................................       34,243        33,208
  Prepayments and other.....................................       85,876        68,028
  Inventories...............................................       28,708        30,666
                                                              -----------   -----------
    Total current assets....................................      483,896       486,669
                                                              -----------   -----------
Land, buildings, riverboats and equipment...................    4,490,244     3,983,754
Less: accumulated depreciation..............................   (1,002,461)     (922,524)
                                                              -----------   -----------
                                                                3,487,783     3,061,230
Goodwill, net of amortization of $62,620 and $54,346 (Note
  2)........................................................      671,875       505,217
Investments in and advances to nonconsolidated affiliates...      133,239       168,511
Deferred costs, trademarks and other........................      298,560       545,220
                                                              -----------   -----------
                                                              $ 5,075,353   $ 4,766,847
                                                              ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable..........................................  $    65,353   $    81,200
  Accrued expenses..........................................      355,226       287,494
  Short-term debt...........................................      169,982             -
  Current portion of long-term debt.........................        3,211         2,877
                                                              -----------   -----------
    Total current liabilities...............................      593,772       371,571
Long-term debt..............................................    2,707,466     2,540,268
Deferred credits and other..................................      144,250       120,827
Deferred income taxes.......................................      206,146       228,955
                                                              -----------   -----------
                                                                3,651,634     3,261,621
                                                              -----------   -----------
Minority interests..........................................       20,705        18,949
                                                              -----------   -----------
Commitments and contingencies (Notes 5 and 7 through 9)
Stockholders' equity
  Common stock, $0.10 par value, authorized 360,000,000
    shares, outstanding 116,672,553 and 124,379,760 shares
    (net of 18,856,723 and 9,286,772 shares held in
    treasury)...............................................       11,667        12,438
  Capital surplus...........................................    1,016,323       987,322
  Retained earnings.........................................      392,394       512,539
  Accumulated other comprehensive income....................           21          (493)
  Deferred compensation related to restricted stock.........      (17,391)      (25,529)
                                                              -----------   -----------
                                                                1,403,014     1,486,277
                                                              -----------   -----------
                                                              $ 5,075,353   $ 4,766,847
                                                              ===========   ===========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                   SECOND QUARTER ENDED       SIX MONTHS ENDED
                                                   ---------------------   -----------------------
                                                   JUNE 30,    JUNE 30,     JUNE 30,     JUNE 30,
                                                     2000        1999         2000         1999
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)           ---------   ---------   ----------   ----------
Revenues
  Casino.........................................  $721,057    $599,603    $1,354,814   $1,165,562
  Food and beverage..............................   120,877     105,387       231,145      208,540
  Rooms..........................................    68,824      63,802       133,018      126,438
  Management fees................................    16,269      18,275        33,490       34,995
  Other..........................................    37,557      33,718        71,118       63,969
  Less: casino promotional allowances............   (85,403)    (69,648)     (160,790)    (136,699)
                                                   --------    --------    ----------   ----------
      Total revenues.............................   879,181     751,137     1,662,795    1,462,805
                                                   --------    --------    ----------   ----------
Operating expenses
  Direct
    Casino.......................................   377,195     314,397       711,628      615,923
    Food and beverage............................    59,157      55,449       113,029      112,243
    Rooms........................................    17,631      16,513        34,306       33,594
  Depreciation and amortization..................    61,934      49,971       112,505       96,201
  Development costs..............................     1,706       1,509         3,865        2,270
  Write-downs, reserves and recoveries...........       627      (1,598)          640       (1,475)
  Project opening costs..........................     1,452          45         1,744          397
  Other..........................................   191,715     165,929       376,164      320,363
                                                   --------    --------    ----------   ----------
      Total operating expenses...................   711,417     602,215     1,353,881    1,179,516
                                                   --------    --------    ----------   ----------
        Operating profit.........................   167,764     148,922       308,914      283,289
  Corporate expense..............................   (14,572)    (13,492)      (25,593)     (21,423)
  Headquarters relocation and reorganization
    costs........................................      (917)     (1,422)       (2,713)      (4,492)
  Equity in losses of nonconsolidated
    affiliates...................................   (10,600)     (6,153)      (34,296)     (12,821)
  Venture restructuring costs....................         -           -             -          397
  Amortization of goodwill and trademarks........    (5,337)     (4,351)       (9,874)      (8,963)
                                                   --------    --------    ----------   ----------
Income from operations...........................   136,338     123,504       236,438      235,987
Interest expense, net of interest capitalized....   (58,126)    (48,692)     (108,585)     (99,587)
Other income, including interest income..........     1,178       4,404         4,794        6,570
                                                   --------    --------    ----------   ----------
Income before income taxes and minority
  interests......................................    79,390      79,216       132,647      142,970
Provision for income taxes.......................   (28,632)    (28,742)      (47,278)     (53,380)
Minority interests...............................    (3,544)     (2,551)       (7,407)      (4,322)
                                                   --------    --------    ----------   ----------
Income before extraordinary losses...............    47,214      47,923        77,962       85,268
Extraordinary losses, net of income tax benefit
  of $388, $4,004, $388 and $5,768...............      (716)     (7,375)         (716)     (10,623)
                                                   --------    --------    ----------   ----------
Net income.......................................  $ 46,498    $ 40,548    $   77,246   $   74,645
                                                   ========    ========    ==========   ==========

                          HARRAH'S ENTERTAINMENT, INC.

                                  (UNAUDITED)

                                                   SECOND QUARTER ENDED       SIX MONTHS ENDED
                                                   ---------------------   -----------------------
                                                   JUNE 30,    JUNE 30,     JUNE 30,     JUNE 30,
                                                     2000        1999         2000         1999
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)           ---------   ---------   ----------   ----------
Earnings per share-basic
  Income before extraordinary losses.............  $   0.40    $   0.38    $     0.65   $     0.67
  Extraordinary losses, net......................     (0.01)      (0.06)        (0.01)       (0.08)
                                                   --------    --------    ----------   ----------
    Net income...................................  $   0.39    $   0.32    $     0.64   $     0.59
                                                   ========    ========    ==========   ==========
Earnings per share-diluted
Income before extraordinary losses...............  $   0.40    $   0.37    $     0.65   $     0.66
Extraordinary losses, net........................     (0.01)      (0.06)        (0.01)       (0.08)
                                                   --------    --------    ----------   ----------
    Net income...................................  $   0.39    $   0.31    $     0.64   $     0.58
                                                   ========    ========    ==========   ==========
Average common shares outstanding................   118,625     126,203       119,947      125,864
                                                   ========    ========    ==========   ==========
Average common and common equivalent shares
  outstanding....................................   119,993     128,984       121,429      127,866
                                                   ========    ========    ==========   ==========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                              -----------------------
                                                              JUNE 30,     JUNE 30,
                                                                2000         1999
(IN THOUSANDS)                                                ---------   -----------
Cash flows from operating activities
  Net income................................................  $  77,246   $    74,645
  Adjustments to reconcile net income to cash flows from
    operating activities
    Extraordinary losses, before income taxes...............      1,104        16,391
    Depreciation and amortization...........................    130,448       110,443
    Write-downs, reserves and recoveries....................        625             -
    Other noncash items.....................................      5,768        23,384
    Minority interests' share of income.....................      7,407         4,322
    Equity in losses of nonconsolidated affiliates..........     34,296        12,821
    Net losses (gains) from asset sales.....................        303        (1,714)
    Net change in long-term accounts........................    (26,320)       11,591
    Net change in working capital accounts..................     25,269        (7,827)
                                                              ---------   -----------
      Cash flows provided by operating activities...........    256,146       244,056
                                                              ---------   -----------
Cash flows from investing activities
  Payment for purchases of acquisitions, net of cash
    acquired................................................   (256,333)       22,025
  Land, buildings, riverboats and equipment additions.......   (191,762)     (172,406)
  Investments in and advances to nonconsolidated
    affiliates..............................................    (73,065)      (34,381)
  (Decrease) increase in construction payables..............     (1,252)        7,387
  Proceeds from sale of Star City management contract.......    131,475             -
  Proceeds from other asset sales...........................     69,977        10,789
  Sale of marketable equity securities for defeasance of
    debt....................................................     58,091             -
  Purchase of minority interest in subsidiary...............          -       (26,000)
  Other.....................................................     (3,161)       10,215
                                                              ---------   -----------
      Cash flows used in investing activities...............   (266,030)     (182,371)
                                                              ---------   -----------
Cash flows from financing activities
  Net borrowings under long-term lending agreements, net of
    deferred financing cost of $1,486 in 2000...............    246,514       960,651
  Net short-term borrowings, net of deferred financing costs
    of $460.................................................    148,522             -
  Net repayments under retired revolving facility...........          -    (1,086,000)
  Proceeds from issuance of senior notes, net of discount
    and issue costs of $5,980...............................          -       494,020
  Purchases of treasury stock...............................   (198,469)       (3,180)
  Early extinguishments of debt.............................   (213,063)     (408,904)
  Proceeds from exercise of stock options...................     27,061        10,064
  Scheduled debt retirements................................     (1,438)       (3,866)
  Premiums paid on early extinguishments of debt............     (1,104)       (2,739)
  Minority interests' distributions, net of contributions...     (5,096)       (4,400)
                                                              ---------   -----------
      Cash flows provided by (used in) financing
        activities..........................................      2,927       (44,354)
                                                              ---------   -----------
Net (decrease) increase in cash and cash equivalents........     (6,957)       17,331
Cash and cash equivalents, beginning of period..............    233,581       158,995
                                                              ---------   -----------
Cash and cash equivalents, end of period....................  $ 226,624   $   176,326
                                                              =========   ===========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

                                  (UNAUDITED)

                                                         SECOND QUARTER ENDED          SIX MONTHS ENDED
                                                        ----------------------      ----------------------
                                                        JUNE 30,      JUNE 30,      JUNE 30,      JUNE 30,
                                                          2000          1999          2000          1999
(IN THOUSANDS)                                          --------      --------      --------      --------
Net income............................................  $46,498       $40,548       $77,246       $74,645
                                                        -------       -------       -------       -------

Other comprehensive income
  Foreign currency translation adjustments, net of tax
    provision of none, $2,247, $56, and $1,402........        -         3,035            90         2,288

  Realization of foreign currency adjustments, net of
    tax provision of $148.............................        -             -           191             -

  Unrealized gains on available-for-sale securities,
    net of tax provision of $35, $641, $143, and
    $1,279............................................       57         1,047           233         2,087
                                                        -------       -------       -------       -------

      Other comprehensive income......................       57         4,082           514         4,375
                                                        -------       -------       -------       -------
Comprehensive income..................................  $46,555       $44,630       $77,760       $79,020
                                                        =======       =======       =======       =======

                          HARRAH'S ENTERTAINMENT, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 JUNE 30, 2000

                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND ORGANIZATION

    Harrah's Entertainment, Inc. ("Harrah's Entertainment", the "Company", "we", "our" or "us", and including our subsidiaries where the context requires), a Delaware corporation, is one of America's leading casino companies. Our casino entertainment facilities, operating under the Harrah's, Rio, Showboat and Players brand names, include casino hotels in Reno, Lake Tahoe, Las Vegas and Laughlin, Nevada; two casino hotel properties in Atlantic City, New Jersey; and riverboat and dockside casinos in Joliet and Metropolis, Illinois; East Chicago, Indiana; Shreveport and Lake Charles, Louisiana; Tunica and Vicksburg, Mississippi; and North Kansas City and St. Louis, Missouri. We also manage the land-based casino in New Orleans, Louisiana, and casinos on Indian lands near Phoenix, Arizona; Cherokee, North Carolina; and Topeka, Kansas. We discontinued management of the Star City casino in Sydney, Australia, during first quarter 2000.

NOTE 2 - PLAYERS ACQUISITION

    On March 22, 2000, we completed our acquisition of Players International, Inc. ("Players"). Players operated a dockside riverboat casino on the Ohio River in Metropolis, Illinois; two cruising riverboat casinos in Lake Charles, Louisiana; two dockside riverboat casinos in Maryland Heights, Missouri, a suburb of St. Louis; and a horse racetrack in Paducah, Kentucky. Players and the Company jointly operated a landside hotel and entertainment facility at the Maryland Heights property.

    The operations of the Players facility in Maryland Heights were consolidated with the adjacent Harrah's operation in second quarter 2000. The Lake Charles and Metropolis casino operations will be converted to the Harrah's brand name after capital improvements are completed.

    We paid approximately $294 million in cash and assumed $150 million in Players 10 7/8% Senior Notes due 2005 (the "Players Notes"). The acquisition was funded by our Bank Facility (see Note 4) and is being accounted for as a purchase. The purchase price is being allocated to the underlying assets and liabilities based upon their estimated fair values at the date of acquisition. We are determining the estimated fair values based on independent appraisals, discounted cash flows, quoted market prices and estimates made by management. The allocation of the purchase price will be completed within one year from the date of the acquisition. To the extent that the purchase price exceeds the fair value of the net identifiable tangible assets acquired, such excess will be allocated to goodwill and amortized over 40 years. Until we complete the purchase price allocation, our financial statements will include estimated goodwill amortization expense. See Note 4 for a discussion of the retirement of the Players Notes.

NOTE 3 - STOCKHOLDERS' EQUITY

    In addition to its common stock, Harrah's Entertainment has the following classes of authorized but unissued stock:

    Preferred stock, $100 par value, 150,000 shares authorized

    Special stock, $1.125 par value, 5,000,000 shares authorized

        Series A Special Stock, 2,000,000 shares designated

    In July 1999, our Board of Directors authorized the repurchase in open market and other transactions of up to 10 million shares of the Company's common stock. We acquired our shares from

                          HARRAH'S ENTERTAINMENT, INC.

                                 JUNE 30, 2000

                                  (UNAUDITED)

NOTE 3 - STOCKHOLDERS' EQUITY (CONTINUED) time to time at prevailing market prices and at June 30, 2000, we had repurchased all 10 million shares under the provisions of this plan.

    In April 2000, our Board of Directors authorized the repurchase of an additional 12.5 million shares of our common stock in open market and other transactions as market conditions warrant. This plan will expire on December 31, 2001. At June 30, 2000, we had repurchased approximately
5.0 million shares under the provisions of this plan.

NOTE 4 - DEBT

BANK FACILITY

    In second quarter 2000, our revolving credit and letter of credit facilities (collectively, the "Bank Facility") were amended to expand our borrowing capacity from $1.6 billion to $1.9 billion. The five-year $1.3 billion revolving credit and letter of credit facility maturing in 2004 was expanded to $1.525 billion, and the $300 million revolving credit facility, which is renewable annually at the borrower's and lenders' options, was expanded to $375 million. The amended Bank Facility provides the Company with increased financial flexibility without changing any of the other terms of the agreement. At
June 30, 2000, we had $521.6 million of borrowing capacity available to us.

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

CREDIT AGREEMENT

    In June 2000, we entered into a 364-day credit agreement (the "Credit Agreement") with a lender whereby we borrowed $150 million to redeem the Players Notes. Interest rates, facility fees and covenants in the Credit Agreement are identical to those provisions contained in our Bank Facility.

COMMERCIAL PAPER

    To provide the Company with cost-effective borrowing flexibility, we established a $200 million Commercial Paper program that will be used to borrow funds for general corporate purposes. Although the debt instruments are short-term in tenor, they are classified in long-term debt because the Commercial Paper is backed by our Bank Facility and we have committed to keep available capacity under our Bank Facility in an amount equal to or greater than amounts borrowed under this program. At June 30, 2000, $13.0 million was outstanding under this program.

LINE OF CREDIT AGREEMENT

    In a program designed for short-term borrowings at lower interest rates than the rates paid under our Bank Facility, we have entered into uncommitted line of credit agreements with two lenders

                          HARRAH'S ENTERTAINMENT, INC.

                                 JUNE 30, 2000

                                  (UNAUDITED)

NOTE 4 - DEBT (CONTINUED)
whereby we can borrow up to $65 million for periods of ninety days or less. At June 30, 2000, we had borrowed $20 million under these agreements. These agreements have no impact on and do not decrease our borrowing capacity under our Bank Facility.

INTEREST RATE AGREEMENTS

    Our interest rate swap agreements, which were entered into to manage the relative mix of our debt between fixed and variable rate instruments, have expired and were not renewed. We have no immediate plans to enter into new swap agreements.

EARLY EXTINGUISHMENTS OF DEBT

    Approximately $2.3 million of the Players Notes were retired on April 28, 2000, in connection with a change of control offer. On June 5, 2000, we purchased approximately $13.1 million of the Players Notes in the open market for the face amount plus accrued interest and a premium. The remaining Players Notes were redeemed on June 30, 2000, for the face amount plus accrued interest and a premium. We recorded liabilities assumed in the Players acquisition, including the notes, at their fair value as of the date of consummation of the acquisition. The difference between the consideration paid to the holders of the Players Notes and the carrying value of the Notes on the dates of the redemptions was recorded in the second quarter as an extraordinary loss of $0.7 million, net of tax. We retired the Players Notes using proceeds from our new $150 million Credit Agreement and our Bank Facility.

    We redeemed the Showboat, Inc. 9 1/4% First Mortgage Bonds on May 1, 2000, the first call date. These bonds were defeased in 1998 by purchasing treasury securities which were deposited with trustees to pay the scheduled interest payments to the first call date and principal on the securities outstanding on such date.

    In second quarter 1999, we redeemed all $100 million of Rio Hotel & Casino, Inc.'s ("Rio") 10 5/8% Senior Subordinated Notes due 2005 and all $125 million of Rio's 9 1/2% Senior Subordinated Notes due 2007. An extraordinary loss of $4.5 million, net of tax, was recorded. In first quarter 1999, we redeemed all $140 million of our 99.55% owned subsidiary, Showboat Marina Casino Partnership's, 13 1/2% First Mortgage Notes due 2003 and recorded an extraordinary loss of $2.0 million, net of tax.

NOTE 5 - LEASES

    In June 2000, we sold and leased back our corporate aircraft. The lease agreement consists of an interim term of six months, a base term of one year and annual renewal options. The aggregate of the interim term, the base term and the renewal options will not exceed a total of five years. Our future minimum rental commitments under the lease agreement as of June 30, 2000, were $1.7 million and $6.6 million payable in the years ending December 31, 2000 and 2001, respectively. At the end of the base term, or any renewal term, we can, at our option, (a) renew the lease; (b) purchase the equipment subject to the lease; or
(c) sell the equipment on behalf of the Lessor under the terms provided for in the lease agreement.

                          HARRAH'S ENTERTAINMENT, INC.

                                 JUNE 30, 2000

                                  (UNAUDITED)

NOTE 6 - SUPPLEMENTAL CASH FLOW DISCLOSURES

CASH PAID FOR INTEREST AND TAXES

    The following table reconciles our interest expense, net of interest capitalized, per the Consolidated Condensed Statements of Income, to cash paid for interest:

                                                               SIX MONTHS ENDED
                                                              -------------------
                                                              JUNE 30,   JUNE 30,
                                                                2000       1999
                                                              --------   --------
(IN THOUSANDS)
Interest expense, net of amount capitalized.................  $108,585   $99,587
Adjustments to reconcile to cash paid for interest:
  Net change in accruals....................................   (11,461)   (5,411)
  Amortization of deferred finance charges..................    (1,931)   (5,553)
  Net amortization of discounts and premiums................       168     1,313
                                                              --------   -------

Cash paid for interest, net of amount capitalized...........  $ 95,361   $89,936
                                                              ========   =======

Cash payments of income taxes, net of refunds...............  $  2,358   $12,743
                                                              ========   =======

NOTE 7 - COMMITMENTS AND CONTINGENT LIABILITIES

NEW ORLEANS CASINO

    The Company has an approximate 43% beneficial ownership interest in JCC Holding Company and its subsidiary, Jazz Casino Company, LLC (collectively, "JCC"). JCC owns and operates an exclusive land-based casino in New Orleans, Louisiana (the "Casino"), which is managed by a subsidiary of the Company. The Company has guaranteed certain obligations, made certain commitments, advanced funds and deferred collection of fees and other receivables relative to JCC, as summarized below:

    - Guaranteed $100 million annual payment obligation of JCC owed to the State of Louisiana gaming board (the "State Obligation")

    - Guaranteed $166.5 million of a $236.5 million JCC bank credit facility

    - Made $27.8 million, as of June 30, 2000, in subordinated loans to JCC to finance construction and completion of the Casino

    - Agreed to certain other contractual commitments and guarantees totaling less than $20 million

    - Agreed to defer collection of certain fees under certain circumstances

    - Agreed to forbear from collection of certain payments and reimbursables arising from existing agreements with JCC

    Initially, the Company guaranteed the State Obligation for the period from October 28, 1999 to October 28, 2000 (the "Initial State Guarantee"). In accordance with an existing agreement, the Initial State Guarantee was replaced with a new guarantee (the "Current State Guarantee"), pursuant to which the Company has guaranteed the State Obligation for the period from April 1, 2000 to

                          HARRAH'S ENTERTAINMENT, INC.

                                 JUNE 30, 2000

                                  (UNAUDITED)

NOTE 7 - COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)
March 31, 2001. JCC is required to make daily payments of approximately $273,973 to satisfy the State Obligation. The Current State Guarantee obligation is reduced to the extent JCC makes such daily payments. Payments made to the State by the Company pursuant to the Initial State Guarantee and the Current State Guarantee are secured by a first priority collateral security interest in JCC's assets.

    Subject to the satisfaction of certain cash flow tests and other conditions each year, the Company is required to provide a new guarantee to the State for each of the 12-month periods ending March 31, 2002, 2003 and 2004. For the period ending March 31, 2002, the requirement to provide a new guarantee is conditioned upon, among other things, JCC producing net cash flow, as defined, of at least $15 million for the 12-month period ending November 30, 2000. Based on results to date, it appears unlikely that JCC will satisfy this cash flow test. In the event that JCC does not in fact satisfy this cash flow test, the Company will not be required to guarantee the State Obligation for the 12-month period ending March 31, 2002. If in such event the Company elects not to voluntarily guarantee the State Obligation, and JCC cannot find a substitute guarantor, JCC could lose its State gaming license.

    Commencing February 28, 2000, JCC ceased making its daily payment in respect of the State Obligation. On February 29, 2000, the State made a demand to the Company pursuant to the Initial State Guarantee and the Company began making the daily payment to the State on that date. The Company paid $9.6 million to the State pursuant to the Initial State Guarantee. The Company's remaining obligations pursuant to the Initial State Guarantee expired when the Company provided the Current State Guarantee. The Company's obligations pursuant to the Current State Guarantee for the 12-month period ending March 31, 2001 are limited to $100 million. The Company commenced making payments in respect of the State Obligation pursuant to the Current State Guarantee on April 1, 2000, made payments totaling $30.4 million through July 20, 2000, and ceased making payments on July 21, 2000, at which time JCC resumed making the payments.

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

    JCC has exercised its right, pursuant to agreements entered into at the time of its emergence from bankruptcy in October 1998, to defer the payment of certain management fees, credit support fees, guarantee obligations, and interest on subordinated debt due to the Company. Such deferred payments totaled approximately $12.6 million as of June 30, 2000. Separately, the Company and certain Company affiliates have agreed, until December 31, 2000, to forbear from the collection of certain fees, lease payments and reimbursable costs arising from existing agreements with JCC that accrued through July 31, 2000. These amounts totaled approximately $13.1 million as of June 30, 2000. Certain of these costs accruing on or after August 1, 2000, are due and payable by JCC pursuant to the terms of the respective underlying agreements.

    The Company is aware that, given liquidity issues facing JCC, JCC is exploring alternatives to restructure its obligations. Possible alternatives include requesting a reduction of the State Obligation, seeking relaxation of certain operational restrictions, and pursuing adjustments to its debt and capital

                          HARRAH'S ENTERTAINMENT, INC.

                                 JUNE 30, 2000

                                  (UNAUDITED)

NOTE 7 - COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED) structures. A reduction of the State Obligation and/or a relaxation of operational restrictions require action by the State of Louisiana. There is no assurance that the State will consider or take such action. Similarly, there is no assurance that JCC will successfully restructure any or all of its obligations in a timely and sufficient manner. Management believes that a failure by JCC to successfully restructure its obligations in a timely and sufficient fashion would have a material adverse effect on JCC and could result in the loss by JCC of its State gaming license. Such failure, whether total or in part, to timely and sufficiently restructure any or all of its obligations, and/or such loss by JCC of its State gaming license, could result in (i) an impairment of the Company's investment in JCC; (ii) the inability of the Company to collect all or any of the advances made to and/or fees, rents, and assessments owed by JCC; and/or (iii) the requirement that the Company perform under one or more of its guarantees of JCC's debt and/or other contractual commitments related to the Company's investment in JCC.

    The Company is also aware that JCC has failed to satisfy a financial covenant in its bank credit facility. Although the lenders have granted JCC relief from this covenant default for a limited period, the lenders have restricted JCC's borrowing capacity under its working capital facility. There is no assurance that the lenders will provide continued relief from this default without imposing additional restrictions on JCC, or at all. Discussion with the lenders concerning these issues have commenced. In the event a default is declared by the lenders under JCC's bank credit facility, the lenders have a right to require the Company to perform under its guarantee of $166.5 million of the $236.5 million JCC bank facility ($141.8 million of which was outstanding as of June 30, 2000). Such default could materially adversely affect JCC's business prospects and results of operations, which could result in an impairment of the Company's investment in JCC and/or the inability of the Company to collect all or any of the advances made to and/or fees, rents, and assessments owed by JCC.

    Given the actions being undertaken by JCC described above and the many variables involved in bringing these matters to a resolution, management is currently unable to estimate the losses the Company would incur, individually or in the aggregate, if JCC is partially or totally unsuccessful in such efforts. At June 30, 2000, the Company's total investment in JCC was approximately $109 million consisting of its net equity investment and various receivables, and its total potential liability for contingent obligations was approximately $260 million, which contingent liability includes approximately $75 million of unfunded amounts under the Current State Guarantee as of June 30, 2000. This unfunded sum may be reduced, as described above, and is presently being reduced.

CONTRACTUAL COMMITMENTS

    We continue to pursue additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties, guarantees by the Company of third party debt and development completion guarantees. Excluding guarantees and commitments for the New Orleans casino discussed above, as of June 30, 2000, we had guaranteed third party loans and leases of $91.6 million, which are secured by certain assets, and had commitments of $182.8 million for construction-related and other obligations.

    During second quarter 1999, we performed under our guarantee of the Upper Skagit Tribe's development financing and purchased its receivable from the lender for $11.4 million. Under the terms of our agreement with the Tribe, it has agreed to fund the retirement of this debt. The Tribe is

                          HARRAH'S ENTERTAINMENT, INC.

                                 JUNE 30, 2000

                                  (UNAUDITED)

NOTE 7 - COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED) attempting to secure new financing; however, there is no assurance that its efforts will be successful and that the receivable will be collected.

    The agreements under which we manage casinos on Indian lands contain provisions required by law, which provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled payments of borrowings for development costs. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. As of June 30, 2000, the aggregate monthly commitment pursuant to these contracts, which extend for periods of up to 54 months from June 30, 2000, was $1.1 million.

SEVERANCE AGREEMENTS

    As of June 30, 2000, we have severance agreements with 37 of our senior executives, which provide for payments to the executives in the event of their termination after a change in control, as defined. These agreements provide, among other things, for a compensation payment of 1.5 to 3.0 times the executive's average annual compensation, as defined, as well as for accelerated payment or accelerated vesting of any compensation or awards payable to the executive under any of our incentive plans. The estimated amount, computed as of June 30, 2000, that would be payable under the agreements to these executives based on earnings and stock options aggregated approximately $55.7 million.

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

NOTE 8 - LITIGATION

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

                          HARRAH'S ENTERTAINMENT, INC.

                                 JUNE 30, 2000

                                  (UNAUDITED)

NOTE 9 - NONCONSOLIDATED AFFILIATES

    Summarized balance sheet and income statement information of nonconsolidated affiliates as of June 30, 2000 and December 31, 1999, and for the second quarters and six months ended June 30, 2000 and 1999, is included in the following tables.

                                                              JUNE 30,    DEC. 31,
                                                                2000        1999
                                                              ---------   ---------
(IN THOUSANDS)
Combined Summarized Balance Sheet Information
  Current assets............................................  $  75,800   $  73,560
  Land, buildings and equipment, net........................    398,649     570,204
  Other assets..............................................    128,506     130,889
                                                              ---------   ---------
    Total assets............................................    602,955     774,653
                                                              ---------   ---------
  Current liabilities.......................................    130,465     100,336
  Long-term debt............................................    494,758     437,756
                                                              ---------   ---------
    Total liabilities.......................................    625,223     538,092
                                                              ---------   ---------
      Net assets............................................  $ (22,268)  $ 236,561
                                                              =========   =========

                          HARRAH'S ENTERTAINMENT, INC.

                                 JUNE 30, 2000

                                  (UNAUDITED)

NOTE 9 - NONCONSOLIDATED AFFILIATES (CONTINUED)

                                                      SECOND QUARTER ENDED     SIX MONTHS ENDED
                                                      ---------------------   -------------------
                                                      JUNE 30,    JUNE 30,    JUNE 30,   JUNE 30,
                                                        2000        1999        2000       1999
                                                      ---------   ---------   --------   --------
(IN THOUSANDS)
Combined Summarized Statements of Operations
  Revenues..........................................  $133,236    $ 99,073    $246,386   $187,656
                                                      ========    ========    ========   ========

  Operating loss....................................  $(16,347)   $(12,593)   $(58,804)  $(16,012)
                                                      ========    ========    ========   ========

  Net loss..........................................  $(30,662)   $(12,997)   $(83,841)  $(27,287)
                                                      ========    ========    ========   ========

    Our share of nonconsolidated affiliates' combined net operating results are reflected in the accompanying Consolidated Condensed Statements of Income as Equity in losses of nonconsolidated affiliates.

    Our investments in and advances to nonconsolidated affiliates are reflected in the accompanying Consolidated Condensed Balance Sheets as follows:

                                                              JUNE 30,   DEC. 31,
                                                                2000       1999
                                                              --------   --------
(IN THOUSANDS)
Investments in and advances to nonconsolidated affiliates
  Accounted for under the equity method.....................  $127,014   $167,828
  Accounted for at historical cost..........................     5,166          -
  Equity securities available-for-sale and recorded at
    market value............................................     1,059        683
                                                              --------   --------
                                                              $133,239   $168,511
                                                              ========   ========

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

NOTE 10 - SUMMARIZED FINANCIAL INFORMATION

    Harrah's Operating Company, Inc. ("HOC") is a wholly-owned subsidiary and the principal asset of Harrah's Entertainment. HOC is the issuer of certain debt securities that have been guaranteed by Harrah's Entertainment. Due to the comparability of HOC's consolidated financial information with that of Harrah's Entertainment, complete separate financial statements and other disclosures regarding HOC have not been presented. Management has determined that such information is not material to holders of HOC's debt securities. Summarized financial information of HOC as of June 30, 2000 and

                          HARRAH'S ENTERTAINMENT, INC.

                                 JUNE 30, 2000

                                  (UNAUDITED)

NOTE 10 - SUMMARIZED FINANCIAL INFORMATION (CONTINUED)
December 31, 1999, and for the second quarters and six months ended June 30, 2000 and 1999, prepared on the same basis as Harrah's Entertainment, was as follows:

                                                               JUNE 30,     DEC. 31,
                                                                 2000         1999
                                                              ----------   ----------
(IN THOUSANDS)
Current assets..............................................  $  481,861   $  481,437

Land, buildings, riverboats and equipment, net..............   3,487,783    3,061,230
Goodwill....................................................     671,875      505,217
Other assets................................................     421,717      713,649
                                                              ----------   ----------
                                                               5,063,236    4,761,533
                                                              ----------   ----------

Current liabilities.........................................     565,410      353,534
Long-term debt..............................................   2,707,466    2,540,268
Other liabilities...........................................     354,696      349,782
Minority interests..........................................      20,705       18,949
                                                              ----------   ----------
                                                               3,648,277    3,262,533
                                                              ----------   ----------

    Net assets..............................................  $1,414,959   $1,499,000
                                                              ==========   ==========

                                                   SECOND QUARTER ENDED       SIX MONTHS ENDED
                                                   ---------------------   -----------------------
                                                   JUNE 30,    JUNE 30,     JUNE 30,     JUNE 30,
                                                     2000        1999         2000         1999
                                                   ---------   ---------   ----------   ----------
(IN THOUSANDS)
Revenues.........................................  $879,065    $751,012    $1,662,595   $1,462,597
                                                   ========    ========    ==========   ==========

Income from operations...........................  $134,830    $124,444    $  234,916   $  236,856
                                                   ========    ========    ==========   ==========

Income before extraordinary losses...............  $ 46,234    $ 48,534    $   76,973   $   85,834
                                                   ========    ========    ==========   ==========

Net income.......................................  $ 45,518    $ 41,159    $   76,257   $   75,211
                                                   ========    ========    ==========   ==========

    Certain of our debt guarantees contain covenants, which, among other things, place limitations on HOC's ability to pay dividends and make other restricted payments, as defined, to Harrah's Entertainment. The amount of HOC's restricted net assets, as defined, computed in accordance with the most restrictive of these covenants regarding restricted payments, was approximately $1.41 billion at June 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of the financial position and operating results of Harrah's Entertainment, Inc. (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as "Harrah's Entertainment", "Company", "we", "our" and "us") for second quarter and first six months of 2000 and 1999, updates, and should be read in conjunction with, Management's Discussion and Analysis of Financial Position and Results of Operations presented in our 1999 Annual Report.

    We are the leading consumer marketing company in the gaming industry, operating casinos in more markets than any other casino company. We seek to differentiate ourselves through a unique strategy aimed at building loyalty to our brands from our guests. To accomplish this objective, we focus on continued investment and emphasis on marketing, technology and database programs, a commitment to service and a broadened national appeal. We begin our review with a discussion of an acquisition that positions our Company to continue its progress toward achieving our strategic objectives.

PLAYERS ACQUISITION

    On March 22, 2000, we completed our acquisition of Players International, Inc. ("Players"). Players operated a dockside riverboat casino on the Ohio River in Metropolis, Illinois; two cruising riverboat casinos in Lake Charles, Louisiana; two dockside riverboat casinos in Maryland Heights, Missouri, a suburb of St. Louis; and a horse racetrack in Paducah, Kentucky. Players and the Company jointly operated a landside hotel and entertainment facility at the Maryland Heights property.

    The operations of the Players facility in Maryland Heights were consolidated with the adjacent Harrah's operation in second quarter 2000. The Lake Charles and Metropolis casino operations will be converted to the Harrah's brand name after capital improvement projects are completed.

    We paid approximately $294 million in cash and assumed $150 million in Players 10 7/8% Senior Notes due 2005 (the "Players Notes"). The acquisition was funded by our Bank Facility (see DEBT AND LIQUIDITY) and is being accounted for as a purchase. The purchase price is being allocated to the underlying assets and liabilities based upon their estimated fair values at the date of acquisition. We are determining the estimated fair values based on independent appraisals, discounted cash flows, quoted market prices and estimates made by management. The allocation of the purchase price will be completed within one year from the date of the acquisition. To the extent that the purchase price exceeds the fair value of the net identifiable tangible assets acquired, such excess will be allocated to goodwill and amortized over 40 years. Until we complete the purchase price allocation, our financial statements will include estimated goodwill amortization expense. See DEBT AND LIQUIDITY for a discussion of the retirement of the Players Notes.

OPERATING RESULTS AND DEVELOPMENT PLANS

OVERALL

    Second quarter 2000 revenues increased 17.0% over second quarter 1999, and net income increased 14.7% from the same period last year. The primary factors contributing to the increase in revenues and net income were inclusion of the Players properties for the first full quarter since their acquisition and improved performances at our Harrah's brand properties. Partially offsetting these increases was the impact of a low table games hold percentage at the Rio Hotel & Casino ("Rio") in Las Vegas, Nevada.

    Second quarter gaming revenues at owned and managed properties, which were in our system during second quarter 2000 and second quarter 1999, grew 7.2% over the same period last year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Excluding properties acquired or opened since June 1998, company-owned and managed properties generated same-store gaming revenue growth of 11.7% over second quarter 1999.

    Revenues for the six months ended June 30, 2000, were up 13.7% over revenues for the same period last year and net income was up 3.5%. These results reflect the impact of the March 2000 Players acquisition and the low table-games hold percentage experienced by Rio during the first half of 2000.

WESTERN REGION

                                       SECOND QUARTER      PERCENTAGE        FIRST SIX MONTHS     PERCENTAGE
                                     -------------------   INCREASE/        -------------------   INCREASE/
                                       2000       1999     (DECREASE)         2000       1999     (DECREASE)
(IN MILLIONS)                        --------   --------   ----------       --------   --------   ----------
Casino revenues....................   $168.0     $175.7        (4.4)%        $340.0     $352.8        (3.6)%
Total revenues.....................    273.6      283.0        (3.3)%         549.0      565.4        (2.9)%
Operating profit...................     25.0       43.9       (43.1)%          48.7       88.8       (45.2)%
Operating margin...................      9.1%      15.5%       (6.4)pts         8.9%      15.7%       (6.8)pts

    The declines in second quarter 2000 revenues and operating income from the same period last year were primarily due to a well-below-average table games hold percentage at Rio, where second quarter revenues were 19.6% below second quarter 1999, and an operating loss of $9.5 million was reported compared to operating income of $16.1 million for the same period last year. In addition to the revenue shortfalls, operating margin at the Rio declined due to the increased marketing and promotional costs incurred by the property in an effort to maintain its competitive position in the market and due to increased entertainment costs. Despite higher entertainment costs, the new theater at Rio has not yet attracted a significant increase in entertainment revenues.

    Our Southern Nevada Harrah's properties posted record second quarter revenues, increased operating income 14.6% and increased operating margin 1.3 points over the same period last year. Northern Nevada revenues were also a second quarter record, up 8.2% over the same period last year. Operating income in Northern Nevada was 36.7% higher than the same period last year resulting from successful marketing programs and cost savings efforts at Harrah's Reno and increased visitation at Lake Tahoe driven by the introduction of Total Rewards, our nationwide customer rewards program. A renovation program was completed during the quarter at Lake Tahoe and a new events plaza opened during the quarter at Reno.

    In second quarter 2000, Rio opened its new $32 million showroom complex, which includes a 1,500 seat, state-of-the-art theater with balcony; a three-level lobby with hospitality center; and a theater promenade with approximately 10,000 square feet of retail space. The showroom complex is located adjacent to the Pavilion, Rio's 110,000 square foot entertainment/convention complex, which opened in March 1999.

    For the six months ended June 30, 2000, revenues increased 5.1% in Northern Nevada and 7.1% at Harrah's Southern Nevada properties, but declined 15.7% at the Rio. The impact of the low table-games hold percentage and increased costs at the Rio during the first six months of 2000 more than offset improved operating profit at the Harrah's properties, causing Western Region operating profit to decline 45.2% from the same six month period last year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
    During first quarter 2000, we completed the sale for cash of the Showboat Las Vegas property, which was acquired in our June 1998 acquisition of Showboat, Inc. No gain or loss resulted from the sale of this nonstrategic asset.

EASTERN REGION

                                            SECOND QUARTER      PERCENTAGE    FIRST SIX MONTHS     PERCENTAGE
                                          -------------------   INCREASE/    -------------------   INCREASE/
                                            2000       1999     (DECREASE)     2000       1999     (DECREASE)
(IN MILLIONS)                             --------   --------   ----------   --------   --------   ----------
Casino revenues.........................   $190.3     $183.1      3.9%        $364.6     $350.9      3.9%
Total revenues..........................    202.4      196.8      2.8%         387.8      375.8      3.2%
Operating profit........................     49.3       45.4      8.6%          87.5       81.5      7.4%
Operating margin........................     24.4%      23.1%     1.3pts        22.6%      21.7%     0.9pts

    Eastern Region results were driven by Harrah's Atlantic City's record revenues and operating profit for the quarter. While Showboat Atlantic City's revenues were basically level compared to second quarter 1999, operating income declined 7.2% due to increased marketing and promotional costs. We believe that the above-market growth achieved by Harrah's Atlantic City is due to the successful execution by the property of strategic marketing programs utilizing the available technological tools offered by our WINet customer database and Total Rewards program. Showboat Atlantic City was integrated into the Total Rewards customer-loyalty program in late June 2000.

    For the first six months of 2000, the Eastern Region's increases in revenues and operating profits were due to the strength of Harrah's Atlantic City's operations, where revenues increased 6.6% and operating profit increased 24.3%.

    In April 2000, we announced plans for a 450-room expansion at Harrah's Atlantic City, increasing the hotel's capacity to more than 1,600 rooms. The expansion is expected to cost approximately $110 million and is scheduled to be completed in first quarter 2002. The expansion is subject to regulatory approvals.

CENTRAL REGION

                                            SECOND QUARTER      PERCENTAGE    FIRST SIX MONTHS     PERCENTAGE
                                          -------------------   INCREASE/    -------------------   INCREASE/
                                            2000       1999     (DECREASE)     2000       1999     (DECREASE)
(IN MILLIONS)                             --------   --------   ----------   --------   --------   ----------
Casino revenues.........................   $362.6     $240.7    50.6%         $619.0     $461.9    34.0%
Total revenues..........................    382.0      252.6    51.2%          683.5      485.6    40.8%
Operating profit........................     83.1       50.8    63.6%          151.9       92.0    65.1%
Operating margin........................     21.8%      20.1%    1.7pts         22.2%      18.9%    3.3pts

    CHICAGOLAND/ILLINOIS - Second quarter revenues increased 43.3% at Harrah's Joliet and operating profit increased 64.6% compared to the same period last year. These results are attributable to the mid-1999 elimination of cruise scheduling and ticketing and the fourth quarter opening of the new hotel at this property. Subject to regulatory approvals, we plan to convert the casino in Joliet from cruising riverboats to barges and are considering our options for utilizing the riverboats, which we will remove from service in Joliet, to upgrade existing casino products at other riverboat properties. Harrah's East Chicago revenues increased 18.1% over second quarter 1999 and operating income

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) increased 27.0%. We believe that these results were driven by the March 1999 re-branding of this property to the Harrah's brand and the successful execution of the Company's loyalty strategy in East Chicago. On August 1, 2000 we announced plans to construct a 292-room hotel at the East Chicago property. This project is expected to cost approximately $47.0 million and is targeted for completion in fourth quarter 2001. This project is subject to regulatory approvals.

    For the six months ended June 30, 2000, Harrah's Joliet's revenues increased 51.3% and operating income increased 91.2%. Revenues at Harrah's East Chicago increased 28.2% over the comparable six-month period last year and operating income increased 68.9% compared to the first six months of 1999.

    Players Metropolis contributed $29.0 million in revenues and $9.0 million in operating income for second quarter 2000, which was the first full quarter reported since our March 22, 2000, acquisition of Players. Results at this property benefited from the mid-1999 change in regulations to allow dockside gaming in Illinois. Metropolis is expected to be converted to the Harrah's brand in the second half of 2001.

    LOUISIANA - Harrah's Shreveport's revenues and operating profit for the second quarter and first six months decreased from the same periods last year due to an on-going construction program and costs of promotions mounted to sustain business during construction activities. Construction began in May 1999 on a 514-room hotel with almost 18,000 square feet of convention center space. The new hotel and amenity expansion is expected to cost $146.6 million, of which $70.2 million had been spent through June 30, 2000. Weather related delays have pushed the expected completion date on the expansion to first quarter 2001.

    Players Lake Charles contributed $38.6 million in revenues and $7.2 million in operating income during second quarter 2000. We are currently investing approximately $40 million to upgrade the slot product and infrastructure of the Lake Charles property. This capital expenditure includes the cost of replacing one of the existing Players boats with a renovated riverboat that we purchased in 1998. We plan to rebrand this property to Harrah's by the end of 2000.

    MISSISSIPPI - Combined second quarter revenues by our Mississippi properties increased 4.2% over second quarter 1999 and operating profit increased 33.2% over the same quarter last year. For the first six months of 2000, revenues increased 6.6% and operating profit increased 24.4% compared with the comparable period last year.

    MISSOURI - Second quarter revenues at our Missouri properties increased 37.8% and operating profit increased 34.9% over the comparable period in 1999. Revenue increases are primarily attributable to Harrah's St. Louis, where revenues were 92.3% higher than in second quarter last year due principally to the integration of Players St. Louis and the Harrah's/Players jointly-owned shoreside facilities into the Harrah's St. Louis operations. Harrah's North Kansas City posted record second quarter revenues and increased operating profit by 23.4% over the same quarter last year. Missouri properties' revenues increased 26.6% and operating profit increased 39.6% for the first six months of 2000 compared to the same period last year. The Missouri properties' revenues have benefited from the elimination in the second half of 1999 of restricted boarding schedules, but operating profit was affected by higher admission taxes.

    The St. Louis shoreside facilities were owned jointly with Players prior to our March 22, 2000, acquisition of that company. Our pro rata share of the 2000 operating losses of the joint venture through the date of the Players acquisition was $2.4 million. These losses are included in Equity in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) losses of nonconsolidated affiliates in the Consolidated Condensed Statements of Income (see Other Factors Affecting Net Income). Subsequent to the Players acquisition, results of the shoreside facilities, as well as for Players St. Louis operations, are combined with Harrah's St. Louis' operating results.

    In May 2000, we announced plans for facilities enhancements to Harrah's North Kansas City, including approximately 28,000 square feet of additional gaming space. The enhancements are expected to cost approximately $44.1 million and are expected to be completed in second quarter 2001. The expansion is subject to regulatory approvals. Upon completion of this project, the North Star riverboat may be deployed to another property.

MANAGED AND OTHER CASINOS

    Our managed and other casinos results reflect the addition of fees from Harrah's New Orleans, which opened in fourth quarter 1999 and the impact on our management fee percentages of recent renewal and extension agreements for two of the Indian-owned facilities that we manage. See DEBT AND LIQUIDITY - Guarantees of Third Party Debt and Other Commitments for a discussion of our agreements to defer collection of fees from New Orleans.

    During first quarter 2000 we signed a definitive agreement with the Rincon San Luiseno Band of Mission Indians to build and manage a $110 million casino and hotel on Rincon tribal land 25 miles north of San Diego. This location provides convenient access to metropolitan San Diego, La Jolla, Del Mar, Escondido and Orange County, California.

    The Tribe plans to construct a temporary casino facility, which is expected to begin operations in fourth quarter 2000. We have committed to provide up to $14.6 million to finance this development and to provide the Tribe technical service related to the development and operation of the temporary casino, but we will not manage the temporary facility. The permanent facility, the cost of which is to be funded by a third-party loan that we expect to guarantee, is expected to open in fourth quarter 2001. We expect to manage the permanent facility for a fee. The operation of the permanent casino project is subject to various approvals, including approvals of the National Indian Gaming Commission.

    See DEBT AND LIQUIDITY for further discussion of Harrah's guarantees of debt related to Indian projects.

    We ceased management of the Star City casino in Sydney, Australia, in January 2000 upon the completion of the buy-out of our management contract by another company. No material gain or loss was recognized on the sale of this management contract.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OTHER FACTORS AFFECTING NET INCOME

                                              SECOND QUARTER          PERCENTAGE         FIRST SIX MONTHS         PERCENTAGE
                                          ----------------------      INCREASE/       ----------------------      INCREASE/
                                            2000          1999        (DECREASE)        2000          1999        (DECREASE)
(IN MILLIONS)                             --------      --------      ----------      --------      --------      ----------
(INCOME)/EXPENSE
Development costs...................       $ 1.7         $ 1.5            13.3%        $  3.9        $ 2.3            69.6%
Write-downs, reserves and
  recoveries........................         0.6          (1.6)            N/M            0.4         (1.5)            N/M
Project opening costs...............         1.5             -             N/M            1.7          0.4             N/M
Corporate expense...................        14.6          13.5             8.1%          25.6         21.4            19.6%
Headquarters relocation and
  reorganization expense............         0.9           1.4           (35.7)%          2.7          4.5           (40.0)%
Equity in losses of nonconsolidated
  affiliates........................        10.6           6.2            71.0%          34.3         12.8           168.0%
Venture restructuring costs.........           -             -               -              -         (0.4)            N/M
Amortization of goodwill and
  trademarks........................         5.3           4.4            20.5%           9.9          9.0            10.0%
Interest expense, net...............        58.1          48.7            19.3%         108.6         99.6             9.0%
Other income, including interest
  income............................        (1.2)         (4.4)          (72.7)%         (4.8)        (6.6)          (27.3)%
Effective tax rate..................        36.1%         36.3%           (0.2)pts       35.6%        37.3%           (1.7)pts
Minority interests..................       $ 3.5         $ 2.6            34.6%        $  7.4        $ 4.3            72.1%
Extraordinary loss, net of income
  taxes.............................         0.7           7.4           (90.5)%          0.7         10.6           (93.4)%

    Development costs for second quarter 2000 increased slightly from the same period last year. However, development activities were limited in both periods due to the limited number of new markets opening for development.

    Corporate expense increased for second quarter and the first six months of 2000 from the prior year, but were only 1.7% and 1.5% of revenues for the second quarter and six months ended June 30, 2000, respectively, compared to 1.8% and 1.5%, respectively, for the same periods last year. Costs related to the relocation of the Company's headquarters to Las Vegas, Nevada, declined in 2000 as relocation activity began to subside.

    The increase in Equity in losses of nonconsolidated affiliates for second quarter 2000 reflects the increase in losses from Harrah's New Orleans, which began operations subsequent to second quarter 1999. Second quarter 1999 reflected losses from our share of National Airlines, Inc.'s ("NAI") preopening costs and our pro rata share of the losses from the St. Louis shoreside facilities. In second quarter 2000, NAI reported net income for the first time, of which our pro rata share was $0.4 million. With the acquisition of Players in March 2000, the St. Louis shoreside facilities are included in our St. Louis operations. For the six months ended June 30, 2000, the increase in Equity in losses of nonconsolidated affiliates reflects the increase in losses from Harrah's New Orleans and NAI and our pro rata share of the losses from the St. Louis shoreside facilities through the date of the Players acquisition.

    Amortization of goodwill and trademarks increased for the second quarter and six months from the same periods last year due to the Players acquisition in March 2000. Until such time as the Players purchase price allocation is finalized, amortization expense includes estimates for amortization related to the Players acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
    Interest expense increased for the second quarter and the first six months of 2000 due to increased borrowings for the Players acquisition and our stock repurchase program.

    Other income decreased in the second quarter and the first half of 2000 due to lower income earned on the cash surrender value of company owned life insurance policies.

    The effective tax rates for both periods are higher than the federal statutory rate primarily due to state income taxes and the portion of our goodwill amortization that is not deductible for tax purposes.

    Minority interests reflects joint venture partners' share of income, which increased in 2000 from the prior year as a result of higher earnings from those ventures.

    The extraordinary losses reported in both years were due to the early extinguishments of debt and include premiums paid to the holders of the debt retired and the write-off of related unamortized deferred finance charges. (See DEBT AND LIQUIDITY - Extinguishments of Debt.)

CAPITAL SPENDING AND DEVELOPMENT

    In addition to the specific development and expansion projects discussed in OPERATING RESULTS AND DEVELOPMENT PLANS, we perform on-going refurbishment and maintenance at our casino entertainment facilities in order to maintain the Company's quality standards. We also continue to pursue development and acquisition opportunities for additional casino entertainment facilities that meet our strategic and return on investment criteria. Prior to the receipt of necessary regulatory approvals, the costs of pursuing development projects are expensed as incurred. Construction-related costs incurred after the receipt of necessary approvals are capitalized and depreciated over the estimated useful life of the resulting asset. Project opening costs are expensed as incurred.

    Our planned development projects, if they go forward, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. Cash needed to finance projects currently under development, as well as additional projects pursued, is expected to be made available from operating cash flows, bank borrowings (see DEBT AND LIQUIDITY), joint venture partners, specific project financing, guarantees of third party debt and, if necessary, additional debt and/or equity offerings. Our capital spending for the first six months of 2000 totaled approximately $268.0 million. Estimated total capital expenditures for 2000 are expected to be between $430 million and $500 million, excluding the acquisition of Players.

DEBT AND LIQUIDITY

FINANCING ACTIVITIES

    BANK FACILITY - In second quarter 2000, our revolving credit and letter of credit facilities (collectively, the "Bank Facility") were amended to expand our borrowing capacity from $1.6 billion to $1.9 billion. The five-year $1.3 billion revolving credit and letter of credit facility maturing in 2004 was expanded to $1.525 billion, and the $300 million revolving credit facility, which is renewable annually at the borrower's and lenders' options, was expanded to $375 million. The amended Bank Facility provides the Company with increased financial flexibility without changing any of the other terms of the agreement. At
June 30, 2000, we had $521.6 million of borrowing capacity available to us.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
    Currently, the Bank Facility bears interest based upon 80 basis points over LIBOR for current borrowings under the five-year facility and 85 basis points over LIBOR for the 364-day facility. In addition, there is a facility fee for borrowed and unborrowed amounts, which is currently 20 basis points on the five-year facility and 15 basis points on the 364-day facility. The interest rate and facility fee are based on our current debt ratings and leverage ratio and may change as our debt ratings and leverage ratio change.

    CREDIT AGREEMENT - On June 25, 2000, we entered into a 364-day credit agreement with a lender whereby we borrowed $150 million to redeem the Players Notes. Interest rates, facility fees and covenants in the credit agreement are identical to those provisions contained in our Bank Facility.

    COMMERCIAL PAPER - To provide the Company with cost-effective borrowing flexibility, we established a $200 million Commercial Paper program that will be used to borrow funds for general corporate purposes. Although the debt instruments are short-term in tenor, they are classified in long-term debt because the Commercial Paper is backed by our Bank Facility and we have committed to keep available capacity under our Bank Facility in an amount equal to or greater than amounts borrowed under this program. At June 30, 2000, we had borrowed $13.0 million under this program.

    LINE OF CREDIT AGREEMENT - In a program designed for short-term borrowings at lower interest rates than the rates paid under our Bank Facility, we have entered into uncommitted line of credit agreements with two lenders whereby we can borrow up to $65 million for periods of ninety days or less. At June 30, 2000, we had borrowed $20 million under these agreements. These agreements have no impact on and do not decrease our borrowing capacity under our Bank Facility.

SYNTHETIC LEASE AGREEMENTS

    In June 2000 we sold and leased back our corporate aircraft. The lease agreement consists of an interim term of six months, a base term of one year and annual renewal options. The aggregate of the interim term, the base term and the renewal options will not to exceed a total of five years. At the end of the base term, or any renewal, term we can, at our option, (a) renew the lease;
(b) purchase the equipment subject to the lease; or (c) sell the equipment on behalf of the Lessor under the terms provided for in the Lease Agreement.

EQUITY REPURCHASE PROGRAM

    Under plans authorized by our Board of Directors in July 1999 and April 2000, we have repurchased 9.4 million shares of the Company's stock in the open market this year. Spending for these repurchases has totaled approximately $198.5 million for the six months ended June 30, 2000. The repurchases were funded through available operating cash and borrowings from our Bank Facility. Shares purchased during second quarter 2000 completed the plan approved by our Board of Directors in July 1999 for the repurchase of 10 million shares. Another
7.5 million shares may be purchased under the April 2000 plan, which will expire December 31, 2001.

INTEREST RATE AGREEMENTS

    Our interest rate swap agreements, which were entered into to manage the relative mix of our debt between fixed and variable rate instruments, have expired and were not renewed. We have no immediate plans to enter into new swap agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
RETIREMENT OF DEBT

    Approximately $2.3 million of the Players Notes were retired on April 28, 2000, in connection with a change of control offer. On June 5, 2000, we purchased approximately $13.1 million of the Players Notes in the open market for the face amount plus accrued interest and a premium. The remaining Players Notes were redeemed on June 30, 2000, for the face amount plus accrued interest and a premium. We recorded liabilities assumed in the Players acquisition, including the notes, at their fair value as of the date of consummation of the acquisition. The difference between the consideration paid to the holders of the Players Notes and the carrying value of the Notes on the dates of the redemptions was recorded in the second quarter as an extraordinary loss of $0.7 million, net of tax. We retired the Players Notes using proceeds from our new $150 million credit agreement and our Bank Facility.

    We redeemed Showboat, Inc.'s 9 1/4% First Mortgage Bonds on May 1, 2000, the first call date. These bonds were defeased in 1998 by purchasing treasury securities which were deposited with trustees to pay the scheduled interest payments to the first call date and principal on the securities outstanding on such date.

    In second quarter 1999, we redeemed all $100 million of Rio's 10 5/8% Senior Subordinated Notes due 2005 and all $125 million of Rio's 9 1/2% Senior Subordinated Notes due 2007. An extraordinary loss of $4.5 million, net of tax, was recorded. In first quarter 1999, we redeemed all $140 million of our 99.55% owned subsidiary, Showboat Marina Casino Partnership's, 13 1/2% First Mortgage Notes due 2003 and recorded an extraordinary loss of $2.0 million, net of tax.

GUARANTEES OF THIRD PARTY DEBT AND OTHER COMMITMENTS

    JCC HOLDING COMPANY - The Company has an approximate 43% beneficial ownership interest in JCC Holding Company and its subsidiary, Jazz Casino Company, LLC (collectively, "JCC"). JCC owns and operates an exclusive land-based casino in New Orleans, Louisiana (the "Casino"), which is managed by a subsidiary of the Company. The Company has guaranteed certain obligations, made certain commitments, advanced funds and deferred collection of fees and other receivables relative to JCC, as summarized below:

    - Guarantee of $100 million annual payment obligation of JCC owed to the State of Louisiana gaming board (the "State Obligation")

    - Guaranteed $166.5 million of a $236.5 million JCC bank credit facility

    - Made $27.8 million, as of June 30, 2000, in subordinated loans to JCC to finance construction and completion of the Casino

    - Agreed to certain other contractual commitments and guarantees totaling less than $20 million

    - Agreed to defer collection of certain fees under certain circumstances

    - Agreed to forbear from collection of certain payments and reimbursables arising from existing agreements with JCC

    Initially, the Company guaranteed the State Obligation for the period from October 28, 1999 to October 28, 2000 (the "Initial State Guarantee"). In accordance with an existing agreement, the Initial State Guarantee was replaced with a new guarantee (the "Current State Guarantee"), pursuant to which the Company has guaranteed the State Obligation for the period from April 1, 2000 to March 31, 2001. JCC is required to make daily payments of approximately $273,973 to satisfy the State

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Obligation. The Current State Guarantee obligation is reduced to the extent JCC makes such daily payments. Payments made to the State by the Company pursuant to the Initial State Guarantee and the Current State Guarantee are secured by a first priority collateral security interest in JCC's assets.

    Subject to the satisfaction of certain cash flow tests and other conditions each year, the Company is required to provide a new guarantee to the State for each of the 12-month periods ending March 31, 2002, 2003 and 2004. For the period ending March 31, 2002, the requirement to provide a new guarantee is conditioned upon, among other things, JCC producing net cash flow, as defined, of at least $15 million for the 12-month period ending November 30, 2000. Based on results to date, it appears unlikely that JCC will satisfy this cash flow test. In the event that JCC does not in fact satisfy this cash flow test, the Company will not be required to guarantee the State Obligation for the 12-month period ending March 31, 2002. If in such event the Company elects not to voluntarily guarantee the State Obligation, and JCC cannot find a substitute guarantor, JCC could lose its State gaming license.

    Commencing February 28, 2000, JCC ceased making its daily payment in respect of the State Obligation. On February 29, 2000, the State made a demand to the Company pursuant to the Initial State Guarantee and the Company began making the daily payment to the State on that date. The Company paid $9.6 million to the State pursuant to the Initial State Guarantee. The Company's remaining obligations pursuant to the Initial State Guarantee expired when the Company provided the Current State Guarantee. The Company's obligations pursuant to the Current State Guarantee for the 12-month period ending March 31, 2001, are limited to $100 million. The Company commenced making payments in respect of the State Obligation pursuant to the Current State Guarantee on April 1, 2000, made payments totaling $30.4 million through July 20, 2000, and ceased making payments on July 21, 2000, at which time JCC resumed making the payments.

    Subject to certain conditions, which are presently being satisfied, JCC's bank credit facility permits the Company to pay up to an aggregate of $40 million pursuant to the Initial State Guarantee and the Current State Guarantee without a default under that facility. The Company has agreed until March 31, 2001, to defer the collection from JCC of amounts paid pursuant to the Initial State Guarantee and Current State Guarantee to the extent that such payments do not exceed $40 million in the aggregate.

    JCC has exercised its right, pursuant to agreements entered into at the time of its emergence from bankruptcy in October 1998, to defer the payment of certain management fees, credit support fees, guarantee obligations, and interest on subordinated debt due to the Company. Such deferred payments totaled approximately $12.6 million as of June 30, 2000. Separately, the Company and certain Company affiliates have agreed, until December 31, 2000, to forbear from the collection of certain fees, lease payments and reimbursable costs arising from existing agreements with JCC that accrued through July 31, 2000. These amounts totaled approximately $13.1 million as of June 30, 2000. Certain of these costs accruing on or after August 1, 2000, are due and payable by JCC pursuant to the terms of the respective underlying agreements.

    The Company is aware that, given liquidity issues facing JCC, JCC is exploring alternatives to restructure its obligations. Possible alternatives include requesting a reduction of the State Obligation, seeking relaxation of certain operational restrictions, and pursuing adjustments to its debt and capital structures. A reduction of the State Obligation and/or a relaxation of operational restrictions require action by the State of Louisiana. There is no assurance that the State will consider or take such action. Similarly, there is no assurance that JCC will successfully restructure any or all of its obligations in a timely and sufficient manner. Management believes that a failure by JCC to successfully restructure its obligations in a timely and sufficient fashion would have a material adverse effect on JCC and could

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) result in the loss by JCC of its State gaming license. Such failure, whether in total or in part, to timely and sufficiently restructure any or all of its obligations, and/or such loss by JCC of its State gaming license, could result in (i) an impairment of the Company's investment in JCC; (ii) the inability of the Company to collect all or any of the advances made to and/or fees, rents, and assessments owed by JCC; and/or (iii) the requirement that the Company perform under one or more of its guarantees of JCC's debt and/or other contractual commitments related to the Company's investment in JCC.

    The Company is also aware that JCC has failed to satisfy a financial covenant in its bank credit facility. Although the lenders have granted JCC relief from this covenant default for a limited period, the lenders have restricted JCC's borrowing capacity under its working capital facility. There is no assurance that the lenders will provide continued relief from this default without imposing additional restrictions on JCC, or at all. Discussions with the lenders concerning these issues have commenced. In the event a default is declared by the lenders under JCC's bank credit facility, the lenders have a right to require the Company to perform under its guarantee of $166.5 million of the $236.5 million JCC bank facility ($141.8 million of which was outstanding as of June 30, 2000). Such default could materially adversely affect JCC's business prospects and results of operations, which could result in an impairment of the Company's investment in JCC and/or the inability of the Company to collect all or any of the advances made to and/or fees, rents and assessments owed by JCC.

    Given the actions being undertaken by JCC described above and the many variables involved in bringing these matters to a resolution, management is currently unable to estimate the losses the Company would incur, individually or in the aggregate, if JCC is partially or totally unsuccessful in such efforts. At June 30, 2000, the Company's total investment in JCC was approximately $109 million consisting of its net equity investment and various receivables, and its total potential liability for contingent obligations was approximately $260 million, which contingent liability includes approximately $75 million of unfunded amounts under the Current State Guarantee as of June 30, 2000. This unfunded sum may be reduced, as described above, and is presently being reduced.

    INDIAN AGREEMENTS - The agreements under which we manage

    casinos on Indian lands contain provisions required by law, which provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment pursuant to the contracts for the three Indian-owned facilities now open, which extend for periods of up to 54 months from June 30, 2000, is $1.1 million.

    We may guarantee all or part of the debt incurred by Indian tribes with which we have entered a management contract to fund development of casinos on the Indian lands. For all existing guarantees of Indian debt, we have obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, the value of such property would satisfy our obligations in the event these guarantees were enforced. Additionally, we have received limited waivers from the Indian tribes of their sovereign immunity to allow us to pursue our rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken. The aggregate outstanding balance of such debt as of June 30, 2000, was $65.3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
    NAI - We have provided $10 million in loans to NAI at June 30, 2000. In addition, we have provided letters of credit on behalf of NAI totaling $21 million dollars. $16 million in letters of credit serve as collateral to credit card processors in order to enable NAI to receive proceeds from the credit card processors for advance ticket sales. The remaining $5 million serves as collateral to enable NAI to secure space in airport terminals. We entered into an agreement with another investor of NAI whereby that investor will reimburse to us approximately sixty percent of any amount that we might pay in response to demands on the letters of credit.

EFFECTS OF CURRENT ECONOMIC AND POLITICAL CONDITIONS

COMPETITIVE PRESSURES

    Due to the limited number of new markets opening for development, many casino operators are investing in existing markets in an effort to attract new customers, thereby increasing competition in those markets. With the exception of the additional supply being added in Las Vegas, the amount of supply change in the long-established gaming markets of Nevada and New Jersey has represented a smaller percentage change than that experienced in some riverboat markets. In riverboat markets, the additions to supply had a more noticeable impact, due to the fact that competition was limited in the early stages of many of these markets. As companies have completed expansion projects, supply has typically grown at a faster pace than demand in some markets and competition has increased significantly. Furthermore, several operators, including Harrah's, have announced plans for additional developments or expansions in some markets. In the Las Vegas market, four new "mega" facilities have opened since October 1998, and others are planned and under development, including one scheduled to open in third quarter 2000. The impact that the additional supply will have on our operations cannot be determined at this time.

    Although the short-term effect of these competitive developments on the Company has been negative, we are not able to determine the long-term impact, whether favorable or unfavorable, that these trends and events will have on our current or future markets. We believe that the geographic diversity of our operations; our focus on multi-market customer relationships; our service training, measurements and rewards programs; and our continuing efforts to establish our brands as premier brands have well-positioned us to face the challenges present within the industry. In 1997, we introduced WINet, a sophisticated nationwide customer database, and our Total Gold Card, a nationwide reward and recognition card, both of which we believe provide competitive advantages, particularly with players who visit more than one market. During 1999, we implemented the next stage of our strategy with the launch of the tiered customer loyalty card program - Total Diamond, Total Platinum and Total Gold - to reward customers for choosing Harrah's Entertainment casinos. During second quarter 2000, we launched our new customer loyalty program - Total Rewards - which offers significant enhancements to Total Gold and provides our customers with a simpler understanding of exactly how to earn the cash, comps and other benefits they want. The Rio and Showboat properties are expected to be integrated into the Total Rewards program during 2000.

INDUSTRY CONSOLIDATION

    As evidenced by the number of recent public announcements by casino entertainment companies of plans to acquire or be acquired by other companies, including our acquisitions of Showboat, Rio and Players, consolidation in the gaming industry continues. We believe we are well-positioned to, and may from time to time, pursue additional strategic acquisitions to further enhance our distribution,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) strengthen our access to target customers and leverage our technological and centralized services infrastructure.

POLITICAL UNCERTAINTIES

    The casino entertainment industry is subject to political and regulatory uncertainty. In 1996, the U.S. government formed a federal commission to study gambling in the United States, including the casino gaming industry. The commission issued its report in June 1999. In September 1999, the State of California and approximately 60 Indian tribes executed Class III Gaming Compacts, which other California tribes can join. The Compacts, when effective, will allow each tribe to operate, on tribal trust lands, two casinos with up to 2,000 slot machines per tribe and unlimited house-banked card games. At this time, the ultimate impacts that the National Gaming Impact Study Commission report and the California Compacts may have on the industry or on our Company are uncertain. From time to time, individual jurisdictions have also considered legislation or referendums that could adversely impact our operations, and the likelihood or outcome of similar legislation and referendums in the future is difficult to predict.

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

INTERCOMPANY DIVIDEND RESTRICTION

    Certain of our debt guarantees require us to abide by covenants, which, among other things, limit HOC's ability to pay dividends and make other restricted payments, as defined, to Harrah's Entertainment. The amount of HOC's restricted net assets, as defined, computed in accordance with these covenants regarding restricted payments was approximately $1.41 billion at June 30, 2000. Harrah's Entertainment's principal asset is the stock of HOC, a wholly-owned subsidiary, which holds, directly and through subsidiaries, the principal assets of our businesses. Given this ownership structure, these restrictions should not impair our ability to conduct our business through our subsidiaries or to pursue our development plans.

PRIVATE SECURITIES LITIGATION REFORM ACT

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission ("SEC") (as well as information included in oral statements or other written statements made or to be made by or on behalf of the Company) includes statements that are forward looking. These forward-looking statements generally can be identified by phrases such as the Company "believes," "expects," "anticipates," "foresees," "forecasts," "estimates," " intends," "plans," "seeks," or other words or phrases of similar import. These include statements relating to the following activities, among others: (A) operations and expansions of existing properties, including future performance, anticipated scope, and opening dates of expansions; (B) planned development of casinos and hotels that would be owned or managed by the Company and the pursuit of strategic acquisitions; (C) planned capital expenditures for 2000 and beyond; (D) the impact of the WINet, Total Gold Card, and Total Rewards Programs; and (E) any future impact of the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Showboat or Players acquisitions, the Rio merger, or the Rincon development. Similarly, such statements herein that describe, generally or specifically, the Company's business strategy, outlook, objectives, plans, intentions, or goals are also forward-looking statements. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. These include, but are not limited to, the following factors as well as other factors described from time to time in the Company's reports filed with the SEC: construction factors, including zoning issues, environmental restrictions, soil conditions, weather and other hazards, site access matters and building permit issues; access to available and feasible financing; regulatory, licensing and other government approvals, third party consents and approvals, and relations with partners, owners and other third parties; conditions of credit markets and other business and economic conditions, including international and national economic problems; litigation, judicial actions and political uncertainties, including gaming legislative action, referenda, and taxation; abnormal gaming holds; and the effects of competition, including locations of competitors and operating and marketing competition. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, speak only as of the date made, and are qualified in their entirety by this and other cautionary statements herein, in our Annual Report on Form 10-K, and in our other filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed rate and variable rate obligations. We do not currently utilize derivative transactions to hedge our exposure to interest rate changes. We do not hold or issue derivative financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions.

    We sold our management contract for a casino in a foreign country in January 2000. As a result, we no longer have any ownership interest in businesses in foreign countries and, therefore, are not subject to material foreign currency exchange rate risk.

    We hold investments in various available-for-sale equity securities, however, our exposure to price risk arising from the ownership of these investments is not material to our consolidated financial position, results of operations or cash flows.

                          PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its annual stockholders meeting on April 27, 2000. The following matters were voted upon at the meeting:

1. ELECTION OF CLASS I DIRECTORS

                                                                        VOTES CAST
                                                                 ------------------------
                                                                               AGAINST OR
   NAME OF DIRECTOR ELECTED                                          FOR        WITHHELD
   ------------------------                                      -----------   ----------
         Joe M. Henson.........................................  111,107,307     770,054
         R. Brad Martin........................................  108,191,058   3,686,303
         Colin V. Reed.........................................  108,198,869   3,678,492
         Eddie N. Williams.....................................  111,088,650     788,711

   NAME OF EACH OTHER DIRECTOR WHOSE TERM OF
   OFFICE AS DIRECTOR CONTINUED AFTER THE MEETING
   ----------------------------------------------
         Susan Clark-Johnson
         James B. Farley
         Ralph Horn
         J. Kell Houssels III
         Gary W. Loveman
         Robert G. Miller
         Walter J. Salmon
         Philip G. Satre
         Boake A. Sells

                                                                        AGAINST
                                                                           OR
                                                          FOR           WITHHELD       ABSTENTIONS
                                                          ---           --------       -----------
2.   ADOPTION OF THE COMPANY'S SENIOR EXECUTIVE       107,081,578       4,246,266        549,517
     INCENTIVE PLAN

                                                                        AGAINST
                                                                           OR
                                                          FOR           WITHHELD       ABSTENTIONS
                                                          ---           --------       -----------
3.   APPROVAL OF AN AMENDMENT ADDING SHARES TO         92,221,284      19,083,187        572,890
     THE COMPANY'S STOCK OPTION PLAN

                                                                        AGAINST
                                                                           OR
                                                          FOR           WITHHELD       ABSTENTIONS
                                                          ---           --------       -----------
4.   RATIFICATION OF ARTHUR ANDERSEN LLP AS           111,320,078         128,150        429,133
     THE COMPANY'S INDEPENDENT PUBLIC ACCOUNTANTS
     FOR THE 2000 CALENDAR YEAR

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

 *EX-4.1  364-Day Credit Agreement, dated as of June 26, 2000, among
          Harrah's Operating Company, Inc., as Borrower, Harrah's
          Entertainment, Inc., as Guarantor, and Citibank, N.A., as
          Lender.

 *EX-4.2  Guaranty, dated as of June 26, 2000, by Harrah's
          Entertainment, Inc., as Guarantor, in favor of Citibank, N.A., as Lender.

 *EX-4.3  First Amendment, dated as of April 3, 2000, to the Five Year
          Loan Agreement among Harrah's Entertainment, Inc., as
          Guarantor, Harrah's Operating Company, Inc. and Marina
          Associates, as Borrowers, The Lenders, Syndication Agent,
          Document Agents and Co-Documentation Agents and Bank of
          America National Trust and Savings Association, as
          Administrative Agent.

 *EX-4.4  First Amendment, dated as of April 3, 2000, to the Short
          Term Loan Agreement among Harrah's Entertainment, Inc., as
          Guarantor, Harrah's Operating Company, Inc. and Marina
          Associates, as Borrowers, The Lenders, Syndication Agent,
          Document Agents and Co-Documentation Agents and Bank of
          America, N.A. (under its former name, Bank of America
          National Trust and Savings Association), as Administrative
          Agent; Request for Extension to the Short Term Loan
          Agreement.

 *EX-4.5  Issuing and Paying Agent Agreement, dated as of May 19,
          2000, among Harrah's Operating Company, Inc., as Issuer,
          Harrah's Entertainment, Inc., as Guarantor, and Bank One,
          National Association, as issuing an paying agent; Corporate
          Commercial Paper Master Note in favor of Cede & Co., as nominee of The Depository Trust Company, by Harrah's
          Operating Company, Inc., as Issuer, and Bank One, N.A., as
          Paying Agent.

 *EX-4.6 Commercial Paper Dealer Agreement, dated as of May 3, 2000, among Harrah's Operating Company, Inc., as Issuer, Harrah's
          Entertainment, Inc., as Guarantor, and Banc of America
          Securities LLC, as Dealer.

 *EX-4.7 Commercial Paper Dealer Agreement, dated as of May 3, 2000, among Harrah's Operating Company, Inc., as Issuer, Harrah's
          Entertainment, Inc., as Guarantor, and Credit Suisse First
          Boston Corporation, as Dealer.

*EX-10.1 Harrah's Entertainment, Inc. Senior Executive Incentive Plan approved by the Stockholders on April 27, 2000, following approval by the Company's Human Resources Committee of the Board of Directors on February 23, 2000, and the Board of
          Directors on February 24, 2000.

*EX-10.2  Amendment to Harrah's Entertainment, Inc. 1990 Stock Option
          Plan, dated as of February 23, 2000.

*EX-10.3 Time Accelerated Restricted Stock Award Plan II (TARSAP II) approved by the Human Resources Committee of the Board of Directors on April 26, 2000.

*EX-10.4 Amendment to Employment Agreement, dated April 26, 2000, between Harrah's Entertainment, Inc. and Gary W. Loveman.

*EX-10.5 Amendment to Severance Agreement, dated April 26, 2000, between Harrah's Entertainment, Inc. and Gary W. Loveman.

*EX-10.6  Severance Agreement, dated April 27, 2000, between Harrah's
          Entertainment, Inc. and Richard Mirman.

*EX-11    Computation of per share earnings.

*EX-27    Financial Data Schedule.

 EX-99.1  Press Release dated April 13, 2000-Harrah's Estimates
          First-Quarter Earnings at 24 to 26 Cents Per Share; Low Hold
          Percentage at Rio Impacted Per-Share Earning by 9 Cents
          (Incorporated by reference from the Company's Current Report on Form 8-K, filed April 17, 2000, File No. 1-10410).

 EX-99.2  Press Release dated May 30, 2000-Harrah's Entertainment
          Calls Players International Notes for Redemption
          (Incorporated by reference from the Company's Current Report on Form 8-K, filed June 13, 2000, File No. 1-10410).

------------------------

*   Filed herewith.

(b) A Form 8-K was filed by the Company on April 17, 2000, reporting the estimates of first-quarter earnings. A Form 8-K was filed by the Company on June 13, 2000, calling for the redemption of the Players International, Inc. 10 7/8% Senior Notes due 2005.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       HARRAH'S ENTERTAINMENT, INC.

August 14, 2000                                        BY:              /s/ COLIN V. REED
                                                            -----------------------------------------
                                                                          Colin V. Reed
                                                                   CHIEF FINANCIAL OFFICER AND
                                                                     OFFICE OF THE PRESIDENT

                                 EXHIBIT INDEX

                                                                                      SEQUENTIAL
EXHIBIT NO.                                     DESCRIPTION                            PAGE NO.
-----------                                     -----------                           ----------
        EX-4.1          364-Day Credit Agreement, dated as of June 26, 2000, among
                        Harrah's Operating Company, Inc., as Borrower, Harrah's
                        Entertainment, Inc., as Guarantor, and Citibank, N.A., as
                        Lender.

        EX-4.2          Guaranty, dated as of June 26, 2000, by Harrah's
                        Entertainment, Inc., as Guarantor, in favor of Citibank, N.A., as Lender.

        EX-4.3          First Amendment, dated as of April 3, 2000, to the Five Year
                        Loan Agreement among Harrah's Entertainment, Inc., as
                        Guarantor, Harrah's Operating Company, Inc. and Marina
                        Associates, as Borrowers, The Lenders, Syndication Agent,
                        Document Agents and Co-Documentation Agents and Bank of
                        America National Trust and Savings Association, as
                        Administrative Agent.

        EX-4.4          First Amendment, dated as of April 3, 2000, to the Short
                        Term Loan Agreement among Harrah's Entertainment, Inc., as
                        Guarantor, Harrah's Operating Company, Inc. and Marina
                        Associates, as Borrowers, The Lenders, Syndication Agent,
                        Document Agents and Co-Documentation Agents and Bank of
                        America, N.A. (under its former name, Bank of America
                        National Trust and Savings Association), as Administrative
                        Agent; Request for Extension to the Short Term Loan
                        Agreement.

        EX-4.5          Issuing and Paying Agent Agreement, dated as of May 19,
                        2000, among Harrah's Operating Company, Inc., as Issuer,
                        Harrah's Entertainment, Inc., as Guarantor, and Bank One,
                        National Association, as issuing an paying agent; Corporate
                        Commercial Paper Master Note in favor of Cede & Co., as
                        nominee of The Depository Trust Company, by Harrah's
                        Operating Company, Inc., as Issuer, and Bank One, N.A., as
                        Paying Agent.

        EX-4.6          Commercial Paper Dealer Agreement, dated as of May 3, 2000, among Harrah's Operating Company, Inc., as Issuer, Harrah's
                        Entertainment, Inc., as Guarantor, and Banc of America
                        Securities LLC, as Dealer.

        EX-4.7          Commercial Paper Dealer Agreement, dated as of May 3, 2000, among Harrah's Operating Company, Inc., as Issuer, Harrah's
                        Entertainment, Inc., as Guarantor, and Credit Suisse First
                        Boston Corporation, as Dealer.

       EX-10.1          Harrah's Entertainment, Inc. Senior Executive Incentive Plan
                        approved by the Stockholders on April 27, 2000, following
                        approval by the Company's Human Resources Committee of the
                        Board of Directors on February 23, 2000, and the Board of
                        Directors on February 24, 2000.

       EX-10.2          Amendment to Harrah's Entertainment, Inc. 1990 Stock Option
                        Plan, dated as of February 23, 2000.

       EX-10.3          Time Accelerated Restricted Stock Award Plan II (TARSAP II)
                        approved by the Human Resources Committee of the Board of
                        Directors on April 26, 2000.

       EX-10.4 Amendment to Employment Agreement, dated April 26, 2000, between Harrah's Entertainment, Inc. and Gary W. Loveman.

       EX-10.5 Amendment to Severance Agreement, dated April 26, 2000, between Harrah's Entertainment, Inc. and Gary W. Loveman.

                                                                                      SEQUENTIAL
EXHIBIT NO.                                     DESCRIPTION                            PAGE NO.
-----------                                     -----------                           ----------
       EX-10.6          Severance Agreement, dated April 27, 2000, between Harrah's
                        Entertainment, Inc. and Richard Mirman.

       EX-11            Computation of per share earnings.

       EX-27            Financial Data Schedule.

       EX-99.1          Press Release dated April 13, 2000-Harrah's Estimates
                        First-Quarter Earnings at 24 to 26 Cents Per Share; Low Hold
                        Percentage at Rio Impacted Per-Share Earning by 9 Cents
                        (Incorporated by reference from the Company's Current Report on Form 8-K, filed April 17, 2000, File No.1-10410).

       EX-99.2          Press Release dated May 30, 2000-Harrah's Entertainment
                        Calls Players International Notes for Redemption
                        (Incorporated by reference from the Company's Current Report on Form 8-K, filed June 13, 2000, File No. 1-10410).