Form 10-Q
period 2000-09-30
HARRAHS ENTERTAINMENT INC
filed 2000-11-13
CIK 858339

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    At September 30, 2000, there were outstanding 116,731,588 shares of the Company's Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  Page 1 of 32
                             Exhibit Index Page 33

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

    The accompanying unaudited Consolidated Condensed Financial Statements of Harrah's Entertainment, Inc., a Delaware corporation, have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations. See Note 2 to these Consolidated Condensed Financial Statements regarding the completion of our acquisition of Players International, Inc. on March 22, 2000. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our 1999 Annual Report to Stockholders.

                          HARRAH'S ENTERTAINMENT, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                  (UNAUDITED)

                                                              SEPT. 30,     DEC. 31,
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                             2000         1999
------------------------------------                          ----------   ----------
                                       ASSETS
Current assets
  Cash and cash equivalents.................................  $  241,382   $  233,581
  Receivables, less allowance for doubtful accounts of
    $45,842 and $44,086.....................................     107,694      121,186
  Deferred income taxes.....................................      33,196       33,208
  Prepayments and other.....................................      86,320       68,028
  Inventories...............................................      28,671       30,666
                                                              ----------   ----------
    Total current assets....................................     497,263      486,669
                                                              ----------   ----------
Land, buildings, riverboats and equipment...................   4,530,803    3,983,754
Less: accumulated depreciation..............................  (1,058,061)    (922,524)
                                                              ----------   ----------
                                                               3,472,742    3,061,230
Goodwill, net of amortization of $67,367 and $54,346 (Note
  2)........................................................     671,119      505,217
Investments in and advances to nonconsolidated affiliates...     293,659      168,511
Deferred costs, trademarks and other........................     310,374      545,220
                                                              ----------   ----------
                                                              $5,245,157   $4,766,847
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................  $   72,262   $   81,200
  Accrued expenses..........................................     412,272      287,494
  Short-term debt...........................................     185,000           --
  Current portion of long-term debt.........................       3,036        2,877
                                                              ----------   ----------
    Total current liabilities...............................     672,570      371,571
Long-term debt..............................................   2,750,025    2,540,268
Deferred credits and other..................................     156,604      120,827
Deferred income taxes.......................................     193,111      228,955
                                                              ----------   ----------
                                                               3,772,310    3,261,621
                                                              ----------   ----------
Minority interests..........................................      20,329       18,949
                                                              ----------   ----------

Commitments and contingencies (Notes 5 and 7 through 9)

Stockholders' equity
  Common stock, $0.10 par value, authorized-360,000,000
    shares, outstanding-116,731,588 and 124,379,760 shares
    (net of 20,711,298 and 9,286,772 shares held in
    treasury)...............................................      11,673       12,438
  Capital surplus...........................................   1,056,831      987,322
  Retained earnings.........................................     418,695      512,539
  Accumulated other comprehensive income....................         (10)        (493)
  Deferred compensation related to restricted stock.........     (34,671)     (25,529)
                                                              ----------   ----------
                                                               1,452,518    1,486,277
                                                              ----------   ----------
                                                              $5,245,157   $4,766,847
                                                              ==========   ==========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                                  THIRD QUARTER
                                                                      ENDED              NINE MONTHS ENDED
                                                              ---------------------   -----------------------
                                                              SEPT. 30,   SEPT. 30,   SEPT. 30,    SEPT. 30,
                                                                2000        1999         2000         1999
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                      ---------   ---------   ----------   ----------
Revenues
  Casino....................................................  $789,717    $658,996    $2,144,531   $1,824,558
  Food and beverage.........................................   126,942     113,135       358,087      321,675
  Rooms.....................................................    72,116      65,656       205,134      192,094
  Management fees...........................................    17,988      21,737        51,478       56,732
  Other.....................................................    38,730      33,140       109,848       97,109
  Less: casino promotional allowances.......................   (92,068)    (78,610)     (252,858)    (215,309)
                                                              --------    --------    ----------   ----------
      Total revenues........................................   953,425     814,054     2,616,220    2,276,859
                                                              --------    --------    ----------   ----------
Operating expenses
  Direct
    Casino..................................................   398,288     332,988     1,109,916      948,911
    Food and beverage.......................................    59,968      58,922       172,997      171,165
    Rooms...................................................    17,534      17,182        51,840       50,776
  Depreciation and amortization.............................    62,306      52,371       174,811      148,572
  Development costs.........................................     1,072       1,890         4,937        4,160
  Write-downs, reserves and recoveries......................      (929)        208          (289)      (1,267)
  Project opening costs.....................................     2,647         183         4,391          580
  Other.....................................................   208,731     164,740       584,895      485,103
                                                              --------    --------    ----------   ----------
      Total operating expenses..............................   749,617     628,484     2,103,498    1,808,000
                                                              --------    --------    ----------   ----------
        Operating profit....................................   203,808     185,570       512,722      468,859
  Corporate expense.........................................   (11,883)    (11,894)      (37,476)     (33,317)
  Headquarters relocation and reorganization costs..........      (677)     (3,030)       (3,390)      (7,522)
  Equity in losses of nonconsolidated affiliates............    (9,567)    (10,228)      (43,863)     (23,049)
  Venture restructuring costs...............................        --          --            --          397
  Amortization of goodwill and trademarks...................    (5,578)     (4,497)      (15,452)     (13,460)
                                                              --------    --------    ----------   ----------
Income from operations......................................   176,103     155,921       412,541      391,908
Interest expense, net of interest capitalized...............   (59,257)    (48,162)     (167,842)    (147,749)
Gain on sale of equity interest in nonconsolidated
  affiliate.................................................        --      16,300            --       16,300
Other income, including interest income.....................     2,887        (644)        7,681        5,926
                                                              --------    --------    ----------   ----------
Income before income taxes and minority interests...........   119,733     123,415       252,380      266,385
Provision for income taxes..................................   (43,651)    (44,875)      (90,929)     (98,255)
Minority interests..........................................    (4,102)     (3,496)      (11,509)      (7,818)
                                                              --------    --------    ----------   ----------
Income before extraordinary losses..........................    71,980      75,044       149,942      160,312
Extraordinary losses on early extinguishments of debt, net
  of income tax benefit of $222, $388 and $5,990............        --        (410)         (716)     (11,033)
                                                              --------    --------    ----------   ----------
Net income..................................................  $ 71,980    $ 74,634    $  149,226   $  149,279
                                                              ========    ========    ==========   ==========
Earnings per share--basic
  Income before extraordinary losses........................  $   0.63    $   0.59    $     1.27   $     1.27
  Extraordinary losses, net.................................        --          --         (0.01)       (0.09)
                                                              --------    --------    ----------   ----------
    Net income..............................................  $   0.63    $   0.59    $     1.26   $     1.18
                                                              ========    ========    ==========   ==========
Earnings per share--diluted
  Income before extraordinary losses........................  $   0.61    $   0.58    $     1.25   $     1.25
  Extraordinary losses, net.................................        --          --         (0.01)       (0.09)
                                                              --------    --------    ----------   ----------
    Net income..............................................  $   0.61    $   0.58    $     1.24   $     1.16
                                                              ========    ========    ==========   ==========
Average common shares outstanding...........................   115,042     126,338       118,276      126,001
                                                              ========    ========    ==========   ==========
Average common and common equivalent shares outstanding.....   117,354     129,355       119,988      128,269
                                                              ========    ========    ==========   ==========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                              -----------------------
                                                              SEPT. 30,    SEPT. 30,
                                                                2000         1999
(IN THOUSANDS)                                                ---------   -----------
Cash flows from operating activities
  Net income................................................  $ 149,226   $   149,279
  Adjustments to reconcile net income to cash flows from
    operating activities
    Extraordinary losses, before income taxes...............      1,104        17,023
    Depreciation and amortization...........................    204,823       172,029
    Write-downs, reserves and recoveries....................        289         1,267
    Other noncash items.....................................     (1,528)       34,644
    Minority interests' share of net income.................     11,509         7,818
    Equity in losses of nonconsolidated affiliates..........     43,863        23,049
    Realized gain from sale of equity interest in
      nonconsolidated affiliate.............................         --       (16,300)
    Net losses (gains) from asset sales.....................      1,169        (1,752)
    Net change in long-term accounts........................    (14,366)       12,832
    Net change in working capital accounts..................     74,130       (14,739)
                                                              ---------   -----------
      Cash flows provided by operating activities...........    470,219       385,150
                                                              ---------   -----------
Cash flows from investing activities
  Land, buildings, riverboats and equipment additions.......   (267,715)     (256,446)
  Payment for purchase of acquisitions, net of cash
    acquired................................................   (259,672)       50,226
  Investments in and advances to nonconsolidated
    affiliates..............................................   (243,162)      (37,231)
  Purchase of minority interest in subsidiary...............         --       (26,000)
  Decrease in construction payables.........................     (1,698)       (6,543)
  Proceeds from sales of equity interests in subsidiaries...    131,475        31,924
  Proceeds from other asset sales...........................     85,948        11,587
  Sale of marketable equity securities for defeasance of
    debt....................................................     58,091            --
  Collection of notes receivable............................     12,500        13,618
  Other.....................................................     (4,926)       (4,682)
                                                              ---------   -----------
      Cash flows used in investing activities...............   (489,159)     (223,547)
                                                              ---------   -----------
Cash flows from financing activities
  Net borrowings under lending agreements, net of deferred
    financing costs of $1,497 and $4,413....................    281,257       898,596
  Net short-term borrowings, net of deferred financing costs
    of $460.................................................    173,540            --
  Net repayments under retired revolving credit facility....         --    (1,086,000)
  Proceeds from exercise of stock options...................     42,152        11,477
  Proceeds from issuance of new debt, net of discount and
    issue costs of $5,980...................................         --       494,020
  Purchases of treasury stock...............................   (244,325)      (16,370)
  Early extinguishments of debt.............................   (213,063)     (418,114)
  Minority interests' distributions, net of contributions...     (9,575)       (7,381)
  Scheduled debt retirements................................     (2,141)       (4,457)
  Premiums paid on early extinguishments of debt............     (1,104)       (2,379)
                                                              ---------   -----------
      Cash flows provided by (used in) financing
        activities..........................................     26,741      (130,608)
                                                              ---------   -----------
Net increase in cash and cash equivalents...................      7,801        30,995
Cash and cash equivalents, beginning of period..............    233,581       158,995
                                                              ---------   -----------
Cash and cash equivalents, end of period....................  $ 241,382   $   189,990
                                                              =========   ===========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

                                  (UNAUDITED)

                                                        THIRD QUARTER ENDED      NINE MONTHS ENDED
                                                       ---------------------   ---------------------
                                                       SEPT. 30,   SEPT. 30,   SEPT. 30,   SEPT. 30,
                                                         2000        1999        2000        1999
(IN THOUSANDS)                                         ---------   ---------   ---------   ---------
Net income...........................................   $71,980    $ 74,634    $149,226    $149,279
                                                        -------    --------    --------    --------
Other comprehensive income
  Foreign currency translation adjustment, net of tax
    (benefit) provision of $(1,344), $56 and $445....        --      (1,561)         90         727
  Realization of foreign currency adjustments, net of
    tax provision of $148............................        --          --         191          --
  Unrealized gains (losses) on available-for-sale
    securities:
    Unrealized holding gains (losses) arising during
      period, net of tax (benefit) provision of
      $(19), $471, $123 and $1,750...................       (31)        768         202       2,855
    Less: reclassification adjustment, net of tax
      provision of $5,890, for realized gain included
      in income......................................        --      (9,611)         --      (9,611)
                                                        -------    --------    --------    --------
  Other comprehensive income.........................       (31)    (10,404)        483      (6,029)
                                                        -------    --------    --------    --------
Comprehensive income.................................   $71,949    $ 64,230    $149,709    $143,250
                                                        =======    ========    ========    ========

     See accompanying notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

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

NOTE 2--PLAYERS ACQUISITION

    On March 22, 2000, we completed our acquisition of Players
International, Inc. ("Players"). Players operated a dockside riverboat casino on the Ohio River in Metropolis, Illinois; two cruising riverboat casinos in Lake Charles, Louisiana; two dockside riverboat casinos in Maryland Heights, Missouri, a suburb of St. Louis; and a horse racetrack in Paducah, Kentucky. Players and the Company jointly operated a land-side hotel and entertainment facility at the Maryland Heights property.

    The operations of the Players facility in Maryland Heights were consolidated with the adjacent Harrah's operation in second quarter 2000. The Lake Charles and Metropolis casino operations will be converted to the Harrah's brand name after integration of Harrah's systems and technology, including Total Rewards, which we anticipate will be integrated into Players Lake Charles in fourth quarter 2000 and into Players Metropolis in the second half of 2001.

    We paid approximately $297 million in cash and assumed $150 million in Players 10 7/8% Senior Notes due 2005 (the "Players Notes"). The acquisition was funded by our Bank Facility (see Note 4) and is being accounted for as a purchase. The purchase price is being allocated to the underlying assets and liabilities based upon their estimated fair values at the date of acquisition. We are determining the estimated fair values based on independent appraisals, discounted cash flows, quoted market prices and estimates made by management. The allocation of the purchase price will be completed within one year from the date of the acquisition. To the extent that the purchase price exceeds the fair value of the net identifiable tangible assets acquired, such excess will be allocated to goodwill and amortized over 40 years. Until we complete the purchase price allocation, our financial statements will include estimated goodwill amortization expense. See Note 4 for a discussion of the retirement of the Players Notes.

NOTE 3--STOCKHOLDERS' EQUITY

    In addition to its common stock, Harrah's Entertainment has the following classes of authorized but unissued stock:

    Preferred stock, $100 par value, 150,000 shares authorized

    Special stock, $1.125 par value, 5,000,000 shares authorized--
      Series A Special Stock, 2,000,000 shares designated

                          HARRAH'S ENTERTAINMENT, INC.

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

NOTE 3--STOCKHOLDERS' EQUITY (CONTINUED)
    In July 1999, our Board of Directors authorized the repurchase in open market and other transactions of up to 10 million shares of the Company's common stock. We acquired our shares from time to time at prevailing market prices and had repurchased all 10 million shares authorized under the provisions of this plan prior to the end of second quarter 2000.

    In April 2000, our Board of Directors authorized the repurchase of an additional 12.5 million shares of our common stock in the open market and other transactions as market conditions warrant. This plan will expire on December 31, 2001. At September 30, 2000, we had repurchased approximately 6.7 million shares under the provisions of this plan.

NOTE 4--DEBT

BANK FACILITY

    In second quarter 2000, our revolving credit and letter of credit facilities (collectively, the "Bank Facility") were amended to increase our borrowing capacity from $1.6 billion to $1.9 billion. The five-year $1.3 billion revolving credit and letter of credit facility maturing in 2004 was increased to $1.525 billion, and the $300 million revolving credit facility, which is renewable annually at the borrower's and lenders' options, was increased to $375 million. The amended Bank Facility provides the Company with increased financial flexibility without changing any of the other terms of the agreement. At September 30, 2000, after considering borrowings under our Commercial Paper program, we had $457.8 million of borrowing capacity available to us.

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

COMMERCIAL PAPER

    To provide the Company with cost-effective borrowing flexibility, we established a $200 million Commercial Paper program that will be used to borrow funds for general corporate purposes. Although the debt instruments are short-term in tenor, they are classified in long-term debt because the Commercial Paper is backed by our Bank Facility and we have committed to keep available capacity under our Bank Facility in an amount equal to or greater than amounts borrowed under this program. At September 30, 2000, $87.7 million was outstanding under this program.

                          HARRAH'S ENTERTAINMENT, INC.

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

NOTE 4--DEBT (CONTINUED)
LINE OF CREDIT AGREEMENT

    In a program designed for short-term borrowings at lower interest rates than the rates paid under our Bank Facility, we have entered into uncommitted line of credit agreements with two lenders whereby we can borrow up to $50 million for periods of ninety days or less. At September 30, 2000, we had borrowed
$35 million under these agreements. These agreements have no impact on and do not decrease our borrowing capacity under our Bank Facility.

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

    We redeemed the Showboat, Inc. 9 1/4% First Mortgage Bonds on May 1, 2000, the first call date. These bonds were defeased in 1998 by purchasing treasury securities, which were deposited with trustees to pay the scheduled interest payments to the first call date and principal on the securities outstanding on such date.

    In third quarter 1999, we retired outstanding debt for capital lease obligations of our 99.55% owned subsidiary, Showboat Marina Casino Partnership ("SMCP"). Approximately $9.2 million of debt was retired, and an extraordinary loss of $0.4 million, net of tax, was recorded. In second quarter 1999, we redeemed all $100 million of Rio Hotel & Casino, Inc.'s ("Rio") 10 5/8% Senior Subordinated Notes due 2005 and all $125 million of Rio's 9 1/2% Senior Subordinated Notes due 2007. An extraordinary loss of $4.5 million, net of tax, was recorded. In first quarter 1999, we redeemed all $140 million of SMCP's, 13 1/2% First Mortgage Notes due 2003 and recorded an extraordinary loss of $2.0 million, net of tax.

NOTE 5--LEASES

    In June 2000, we sold and leased back our corporate aircraft. The lease agreement consists of an interim term of six months, a base term of one year and annual renewal options. The aggregate of the

                          HARRAH'S ENTERTAINMENT, INC.

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

NOTE 5--LEASES (CONTINUED)
interim term, the base term and the renewal options will not exceed a total of five years. Our future minimum rental commitments under the lease agreement as of September 30, 2000, were $0.8 million and $6.6 million payable in the years ending December 31, 2000, and 2001, respectively. At the end of the base term, or any renewal term, we can, at our option, (a) renew the lease; (b) purchase the equipment subject to the lease; or (c) sell the equipment on behalf of the Lessor under the terms provided for in the lease agreement.

NOTE 6--SUPPLEMENTAL CASH FLOW DISCLOSURES

CASH PAID FOR INTEREST AND TAXES

    The following table reconciles our interest expense, net of interest capitalized, per the Consolidated Condensed Statements of Income, to cash paid for interest:

                                                                NINE MONTHS ENDED
                                                              ---------------------
                                                              SEPT. 30,   SEPT. 30,
                                                                2000        1999
(IN THOUSANDS)                                                ---------   ---------
Interest expense, net of amount capitalized.................  $167,842    $147,749
Adjustments to reconcile to cash paid for interest:
  Net change in accruals....................................   (20,253)    (12,824)
  Amortization of deferred finance charges..................    (3,058)     (3,537)
  Net amortization of discounts and premiums................       119      (2,757)
                                                              --------    --------
Cash paid for interest, net of amount capitalized...........  $144,650    $128,631
                                                              ========    ========
Cash payments of income taxes, net of refunds...............  $ 14,750    $ 13,782
                                                              ========    ========

NOTE 7--COMMITMENTS AND CONTINGENT LIABILITIES

NEW ORLEANS CASINO

    The Company has an approximate 43% beneficial ownership interest in JCC Holding Company and its subsidiary, Jazz Casino Company, LLC (collectively, "JCC"). JCC owns and operates an exclusive land-based casino in New Orleans, Louisiana (the "Casino"), which is managed by a subsidiary of the Company. The Company has guaranteed certain obligations, made certain commitments, advanced funds and agreed to defer collection of fees and other receivables relative to JCC, as summarized below.

    - Guarantee of $100 million annual payment obligation of JCC owed to the State of Louisiana gaming board (the "State Obligation")

    - Guaranteed $166.5 million of a $236.5 million JCC bank credit facility

    - Made $29.1 million, as of September 30, 2000, in subordinated loans to JCC to finance construction and completion of the Casino

                          HARRAH'S ENTERTAINMENT, INC.

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

NOTE 7--COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)
    - Agreed to certain other contractual commitments and guarantees totaling less than $20 million

    - Agreed to defer collection of certain fees under certain circumstances

    - Agreed to forbear from collection of certain payments and reimbursables arising from existing agreements with JCC

    Initially, the Company guaranteed the State Obligation for the period from October 28, 1999, to October 28, 2000 (the "Initial State Guarantee"). In accordance with an existing agreement, the Initial State Guarantee was replaced with a new guarantee (the "Current State Guarantee"), pursuant to which the Company has guaranteed the State Obligation for the period from April 1, 2000, to March 31, 2001. JCC is required to make daily payments of approximately $273,973 to satisfy the State Obligation. The Current State Guarantee obligation is reduced to the extent JCC makes such daily payments. Payments made to the State by the Company pursuant to the Initial State Guarantee and the Current State Guarantee are secured by a first priority collateral security interest in JCC's assets.

    Subject to the satisfaction of certain cash flow tests and other conditions each year, the Company is required to provide a new guarantee to the State for each of the 12-month periods ending March 31, 2002, 2003 and 2004. For the period ending March 31, 2002, the requirement to provide a new guarantee is conditioned upon, among other things, JCC producing net cash flow, as defined, of at least $15 million for the 12-month period ending November 30, 2000. Based on results to date, it appears that JCC will not satisfy this cash flow test. The Company is participating with JCC in discussions relating to a restructuring of JCC's obligations. Absent a restructuring which fundamentally changes the economics of the Casino, the Company anticipates that it will not renew the State Guarantee for the 12-month period ending March 31, 2002. In this event and if JCC cannot find a substitute guarantor, JCC's agreements with the State of Louisiana provide for the loss of JCC's State gaming license. The Company must formally advise JCC by December 31, 2000, as to whether or not we intend to renew the State Guarantee.

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

    Subject to certain conditions, which are presently being satisfied, JCC's bank credit facility permits the Company to pay up to an aggregate of $50 million pursuant to the Initial State Guarantee and the Current State Guarantee without a default under that facility. The Company has agreed until April 1, 2001, to defer the collection from JCC of amounts paid pursuant to the Initial State Guarantee and Current State Guarantee.

                          HARRAH'S ENTERTAINMENT, INC.

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

NOTE 7--COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)
    Following a default by JCC under its bank credit agreement, JCC's banks demanded that the Company perform on its guarantee of JCC's bank credit facility. On September 1, 2000, Harrah's performed under its guarantee of JCC's bank credit facility and purchased $145.5 million of JCC's outstanding debt from the lender. The guaranteed debt purchased by the Company includes a $25 million revolving credit facility and the Company now is obligated, subject to the terms and conditions of the loan agreement, to fund additional revolver draws. Subsequent to the Company's September 1, 2000, performance under the guarantee, we funded an additional $2.5 million of JCC's revolver draws leaving, as of September 30, 2000, $19.5 million available to JCC under its revolving credit facility.

    In September 2000, the State of Louisiana gaming board declared JCC to be in default of certain financial stability provisions under the Operating Contract. JCC has a six-month cure period, which expires in March 2001.

    JCC has exercised its right, pursuant to agreements entered into at the time of its emergence from bankruptcy in October 1998, to defer the payment of certain management fees, credit support fees, guarantee obligations, and interest on subordinated debt due to the Company. Such deferred payments totaled approximately $17.6 million as of September 30, 2000. Separately, the Company and certain Company affiliates have agreed, until April 1, 2001, to forbear from the collection of certain fees, lease payments and reimbursable costs arising from existing agreements with JCC that accrue and become due and payable through April 1, 2001. These amounts totaled approximately $14.0 million as of September 30, 2000.

    As discussed above, given liquidity issues facing JCC, JCC is exploring alternatives to restructure its obligations. Possible alternatives include requesting a reduction of the State Obligation, seeking relaxation of certain operational restrictions, and pursuing adjustments to its debt and capital structures. A reduction of the State Obligation and/or a relaxation of operational restrictions require action by the State of Louisiana. There is no assurance that the State will consider or take such action. Similarly, there is no assurance that JCC will successfully restructure any or all of its obligations in a timely and sufficient manner. Management believes that a failure by JCC to successfully restructure its obligations in a timely and sufficient fashion would have a material adverse effect on JCC and could result in the loss by JCC of its State gaming license. Such failure, whether total or in part, to timely and sufficiently restructure any or all of its obligations, and/or such loss by JCC of its State gaming license, could result in (i) an impairment of the Company's investment in JCC; (ii) the inability of the Company to collect all or any of the advances made to and/or fees, rents, and assessments owed by JCC; and/or (iii) the requirement that the Company perform under one or more of its contractual commitments related to the Company's investment in JCC.

    Given the actions being undertaken by JCC described above and the many variables involved in bringing these matters to a resolution, management is currently unable to estimate the losses the Company would incur, individually or in the aggregate, if JCC is partially or totally unsuccessful in such efforts. At September 30, 2000, the Company's total investment in JCC was approximately $258 million consisting of its net equity investment and various receivables, and its total potential liability for contingent obligations was approximately $86 million, which includes approximately $50 million of

                          HARRAH'S ENTERTAINMENT, INC.

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

NOTE 7--COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED) unfunded amounts under the Current State Guarantee as of September 30, 2000. This unfunded sum is presently being reduced as described above.

CONTRACTUAL COMMITMENTS

    We continue to pursue additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties, guarantees by the Company of third party debt and development completion guarantees. Excluding guarantees and commitments for the New Orleans casino discussed above, as of September 30, 2000, we had guaranteed third party loans and leases of $62.2 million, which are secured by certain assets, and had commitments of $197.3 million for construction-related and other obligations.

    During second quarter 1999, we performed under our guarantee of the Upper Skagit Tribe's development financing and purchased their receivable from the lender for $11.4 million. During third quarter 2000, the Tribe secured new financing and retired the debt owed to us.

    The agreements under which we manage casinos on Indian lands contain provisions required by law, which provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled payments of borrowings for development costs. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. As of September 30, 2000, the aggregate monthly commitment pursuant to these contracts, which extend for periods of up to 51 months from September 30, 2000, was $1.1 million.

SEVERANCE AGREEMENTS

    As of September 30, 2000, we have severance agreements with 36 of our senior executives, which provide for payments to the executives in the event of their termination after a change in control, as defined. These agreements provide, among other things, for a compensation payment of 1.5 to 3.0 times the executive's average annual compensation, as defined, as well as for accelerated payment or accelerated vesting of any compensation or awards payable to the executive under any of our incentive plans. The estimated amount, computed as of September 30, 2000, that would be payable under the agreements to these executives based on earnings and stock options aggregated approximately
$83.6 million.

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

                          HARRAH'S ENTERTAINMENT, INC.

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

NOTE 7--COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)
SELF-INSURANCE

    We are self-insured for various levels of general liability, workers' compensation and employee medical coverage. We also have stop loss coverage to protect against unexpected claims. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims.

NOTE 8--LITIGATION

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

NOTE 9--NONCONSOLIDATED AFFILIATES

    Summarized balance sheet and income statement information of nonconsolidated affiliates as of September 30, 2000, and December 31, 1999, and for the third quarters and nine months ended September 30, 2000, and 1999 is included in the following tables.

                                                              SEPT. 30,   DEC. 31,
                                                                2000        1999
(IN THOUSANDS)                                                ---------   --------
Combined Summarized Balance Sheet Information
  Current assets............................................  $ 85,870    $ 73,560
  Land, buildings and equipment, net........................   395,112     570,204
  Other assets..............................................   127,420     130,889
                                                              --------    --------
    Total assets............................................   608,402     774,653
                                                              --------    --------
  Current liabilities.......................................   149,897     100,336
  Long-term debt............................................   511,423     437,756
                                                              --------    --------
    Total liabilities.......................................   661,320     538,092
                                                              --------    --------
      Net assets............................................  $(52,918)   $236,561
                                                              ========    ========

                                                      THIRD QUARTER ENDED      NINE MONTHS ENDED
                                                     ---------------------   ---------------------
                                                     SEPT. 30,   SEPT. 30,   SEPT. 30,   SEPT. 30,
                                                       2000        1999        2000        1999
(IN THOUSANDS)                                       ---------   ---------   ---------   ---------
Combined Summarized Statements of Operations
  Revenues.........................................  $148,458    $131,646    $ 394,844   $319,302
                                                     ========    ========    =========   ========
  Operating income (loss)..........................  $(13,745)   $    760    $ (72,549)  $(15,252)
                                                     ========    ========    =========   ========
  Net loss.........................................  $(30,668)   $(25,027)   $(114,509)  $(52,314)
                                                     ========    ========    =========   ========

                          HARRAH'S ENTERTAINMENT, INC.

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

NOTE 9--NONCONSOLIDATED AFFILIATES (CONTINUED)
    Our share of nonconsolidated affiliates' combined net operating results are reflected in the accompanying Consolidated Condensed Statements of Income as Equity in losses of nonconsolidated affiliates.

    Our investments in and advances to nonconsolidated affiliates are reflected in the accompanying Consolidated Condensed Balance Sheets as follows:

                                                              SEPT. 30,   DEC. 31,
                                                                2000        1999
(IN THOUSANDS)                                                ---------   --------
Investments in and advances to nonconsolidated affiliates
  Accounted for under the equity method.....................  $282,484    $167,828
  Accounted for at historical cost..........................    10,167          --
  Equity securities available-for-sale and recorded at
    market value............................................     1,008         683
                                                              --------    --------
                                                              $293,659    $168,511
                                                              ========    ========

    With the acquisition of Players in March 2000, we increased our ownership interest in the St. Louis shore-side facilities joint venture to 100% and began consolidating that operation with our St. Louis operations upon the closing of the acquisition.

    In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", we adjust the carrying value of certain marketable equity securities to include unrealized gains and losses. A corresponding adjustment is recorded in our stockholders' equity and deferred income tax accounts.

NOTE 10--SUMMARIZED FINANCIAL INFORMATION

    Harrah's Operating Company, Inc. ("HOC") is a wholly-owned subsidiary and the principal asset of Harrah's Entertainment. HOC is the issuer of certain debt securities that have been guaranteed by Harrah's Entertainment. Due to the comparability of HOC's consolidated financial information with that of Harrah's Entertainment, complete separate financial statements and other disclosures regarding HOC have not been presented. Management has determined that such information is not material to holders of HOC's debt securities. Harrah's Entertainment has no independent assets or operations, its guarantee of HOC's debt securities is full and unconditional and its only other subsidiary is minor.

                          HARRAH'S ENTERTAINMENT, INC.

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

NOTE 10--SUMMARIZED FINANCIAL INFORMATION (CONTINUED)
    Summarized financial information of HOC as of September 30, 2000, and December 31, 1999, and for the third quarters ended September 30, 2000 and 1999, prepared on the same basis as Harrah's Entertainment, was as follows:

                                                              SEPT. 30,     DEC. 31,
                                                                 2000         1999
(IN THOUSANDS)                                                ----------   ----------
Current assets..............................................  $  497,315   $  481,437
Land, buildings, riverboats and equipment, net..............   3,472,742    3,061,230
Goodwill....................................................     671,119      505,217
Other assets................................................     603,951      713,649
                                                              ----------   ----------
                                                               5,245,127    4,761,533
                                                              ----------   ----------
Current liabilities.........................................     656,314      353,534
Long-term debt..............................................   2,750,025    2,540,268
Other liabilities...........................................     354,001      349,782
Minority interests..........................................      20,329       18,949
                                                              ----------   ----------
                                                               3,780,669    3,262,533
                                                              ----------   ----------
  Net assets................................................  $1,464,458   $1,499,000
                                                              ==========   ==========

                                                    THIRD QUARTER ENDED       NINE MONTHS ENDED
                                                   ---------------------   -----------------------
                                                   SEPT. 30,   SEPT. 30,   SEPT. 30,    SEPT. 30,
                                                     2000        1999         2000         1999
(IN THOUSANDS)                                     ---------   ---------   ----------   ----------
Revenues.........................................  $953,307    $813,921    $2,615,902   $2,276,518
                                                   ========    ========    ==========   ==========
Income from operations...........................  $176,102    $154,934    $  411,018   $  391,790
                                                   ========    ========    ==========   ==========
Income before extraordinary losses...............  $ 71,979    $ 74,401    $  148,952   $  160,235
                                                   ========    ========    ==========   ==========
Net income.......................................  $ 71,979    $ 73,991    $  148,236   $  149,202
                                                   ========    ========    ==========   ==========

    Certain of our debt guarantees contain covenants, which, among other things, place limitations on HOC's ability to pay dividends and make other restricted payments, as defined, to Harrah's Entertainment. The amount of HOC's restricted net assets, as defined, computed in accordance with the most restrictive of these covenants regarding restricted payments, was approximately $1.4 billion at September 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of the financial position and operating results of Harrah's Entertainment, Inc., (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as "Harrah's Entertainment," "Company," "we," "our" and "us") for the third quarter and first nine months of 2000 and 1999, updates, and should be read in conjunction with, Management's Discussion and Analysis of Financial Condition and Results of Operations presented in our 1999 Annual Report.

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

PLAYERS ACQUISITION

    On March 22, 2000, we completed our acquisition of Players International, Inc. ("Players"). Players operated a dockside riverboat casino on the Ohio River in Metropolis, Illinois; two cruising riverboat casinos in Lake Charles, Louisiana; two dockside riverboat casinos in Maryland Heights, Missouri, a suburb of St. Louis; and a horse racetrack in Paducah, Kentucky. Players and the Company jointly operated a land-side hotel and entertainment facility at the Maryland Heights property.

    The operations of the Players facility in Maryland Heights were consolidated with the adjacent Harrah's operation in second quarter 2000. The Lake Charles and Metropolis casino operations will be converted to the Harrah's brand name after integration of Harrah's systems and technology, including Total Rewards, which we anticipate will be integrated into Players Lake Charles in fourth quarter 2000 and into Players Metropolis in the second half of 2001.

    We paid approximately $297 million in cash and assumed $150 million in Players' 10 7/8% Senior Notes due 2005 (the "Players Notes"). The acquisition was funded by our Bank Facility (see DEBT AND LIQUIDITY) and is being accounted for as a purchase. The purchase price is being allocated to the underlying assets and liabilities based upon their estimated fair values at the date of acquisition. We are determining the estimated fair values based on independent appraisals, discounted cash flows, quoted market prices and estimates made by management. The allocation of the purchase price will be completed within one year from the date of the acquisition. To the extent that the purchase price exceeds the fair value of the net identifiable tangible assets acquired, such excess will be allocated to goodwill and amortized over 40 years. Until we complete the purchase price allocation, our financial statements will include estimated goodwill amortization expense. See DEBT AND LIQUIDITY for discussion of the retirement of the Players Notes.

OPERATING RESULTS AND DEVELOPMENT PLANS

OVERALL

                                             THIRD QUARTER      PERCENTAGE    FIRST NINE MONTHS    PERCENTAGE
                                          -------------------   INCREASE/    -------------------   INCREASE/
                                            2000       1999     (DECREASE)     2000       1999     (DECREASE)
(IN MILLIONS, EXCEPT EARNINGS PER SHARE)  --------   --------   ----------   --------   --------   ----------
Net revenues..........................     $953.4     $814.1       17.1%     $2,616.2   $2,276.9      14.9%
Operating Profit......................      203.8      185.6        9.8%        512.7      468.9       9.3%
Income from Operations................      176.1      155.9       13.0%        412.5      391.9       5.3%
Income before extraordinary losses....       72.0       75.0       (4.0)%       149.9      160.3      (6.5)%
Net Income............................       72.0       74.6       (3.5)%       149.2      149.3        --
Earnings per share--diluted
  Before extraordinary losses.........       0.61       0.58        5.2%         1.25       1.25        --
  Net income..........................       0.61       0.58        5.2%         1.24       1.16       6.9%
Operating margin......................       18.5%      19.1%      (0.6)pts      15.8%      17.2%     (1.4)pts

    Third quarter 2000 revenues increased 17.1% over third quarter 1999, while net income decreased 3.5% from the same period last year when a gain of $16.3 million on the sale of an equity investment was realized. Excluding this nonrecurring pretax gain in 1999, third quarter net income increased 11.7% in 2000. The primary factors contributing to the increase in revenues and net income were inclusion of the Players properties in 2000 and improved performances at most of our Harrah's brand properties. Partially offsetting these increases was the impact of a low table games hold percentage at the Rio Hotel & Casino ("Rio") in Las Vegas, Nevada.

    Third quarter gaming revenues at owned and managed properties, which were in our system during third quarter 2000 and third quarter 1999, grew 7.1% over the same period last year. Excluding properties acquired or opened since June 1998, company-owned and managed properties generated same-store gaming revenue growth of 11.1% over third quarter 1999.

    Revenues for the nine months ended September 30, 2000, were up 14.9% over revenues for the same period last year and net income was level compared to the first nine months of 1999. These results reflect the impact of the March 2000 Players acquisition, the low table-games hold percentage experienced by Rio during the first nine months of 2000 and the one-time gain on the sale of an equity investment in 1999.

WESTERN REGION

                                             THIRD QUARTER      PERCENTAGE    FIRST NINE MONTHS    PERCENTAGE
                                          -------------------   INCREASE/    -------------------   INCREASE/
                                            2000       1999     (DECREASE)     2000       1999     (DECREASE)
(IN MILLIONS)                             --------   --------   ----------   --------   --------   ----------
Casino revenues.........................   $200.7     $195.1         2.9%     $540.6     $547.9        (1.3)%
Net revenues............................    308.3      300.4         2.6%      857.2      865.8        (1.0)%
Operating profit........................     48.9       57.6       (15.1)%      97.6      146.4       (33.3)%
Operating margin........................     15.9%      19.2%       (3.3)pts    11.4%      16.9%       (5.5)pts

    The increase in third quarter revenues in our Western Region reflects record revenues in Northern Nevada and at our Southern Nevada Harrah's properties partially offset by declines in Rio's third quarter 2000 revenues from the same quarter last year. Third quarter operating profit increased at all Western Region properties, except Rio, where operating profit declined $19.5 million from the same quarter last year.

    Harrah's Southern Nevada properties increased third quarter revenues 13.9% and increased operating profit 46.7% over the same quarter last year. These increases were driven by growth in cross-market play, more effective marketing programs and improved margins. Northern Nevada revenues were up 11.1% over the same quarter last year and operating profit increased 18.9% due to property enhancements in Reno and Lake Tahoe and execution of our consumer-marketing strategy.

    Although Rio's table games hold percentage improved during third quarter as compared to the first two quarters of 2000, it is still well below historical average and is the primary contributor to Rio's 13.5% decline in revenues. In addition to the revenue shortfalls, Rio's operating margin declined due to increased entertainment costs.

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

    For the nine months ended September 30, 2000, revenues increased 7.5% in Northern Nevada and 9.3% at Harrah's Southern Nevada properties, but declined 15.0% at the Rio. The impact of the low table-games hold percentage and increased costs at the Rio during the first nine months of 2000 more than offset improved operating profit at the Harrah's properties, causing Western Region operating profit to decline 33.3% from the same nine month period last year.

    During first quarter 2000, we completed the sale for cash of the Showboat Las Vegas property, which was acquired in our June 1998 acquisition of Showboat, Inc. No gain or loss resulted from the sale of this nonstrategic asset.

EASTERN REGION

                                             THIRD QUARTER      PERCENTAGE    FIRST NINE MONTHS    PERCENTAGE
                                          -------------------   INCREASE/    -------------------   INCREASE/
                                            2000       1999     (DECREASE)     2000       1999     (DECREASE)
(IN MILLIONS)                             --------   --------   ----------   --------   --------   ----------
Casino revenues.........................   $211.3     $203.7        3.7%      $575.9     $554.7        3.8%
Net revenues............................    225.9      219.0        3.2%       613.7      594.7        3.2%
Operating profit........................     62.8       57.5        9.2%       150.3      139.0        8.1%
Operating margin........................     27.8%      26.3%       1.5pts      24.5%      23.4%       1.1pts

    Eastern Region results were driven by Harrah's Atlantic City's record revenues and operating profit for the quarter, up 6.3% and 14.5%, respectively, over third quarter 1999. Showboat Atlantic City's revenues and operating profit were basically level compared to third quarter 1999. We believe that the above-market growth achieved by Harrah's Atlantic City is due to the successful execution by the property of strategic marketing programs utilizing the available technological tools offered by our WINet customer database and Total Rewards program. Showboat Atlantic City was integrated into the Total Rewards customer-loyalty program in late June 2000.

    For the first nine months of 2000, the Eastern Region's increases in revenues and operating profits were due to the strength of Harrah's Atlantic City's operations, where revenues increased 6.5% and operating profit increased 20.1%.

    In April 2000, we announced plans for a 450-room expansion at Harrah's Atlantic City, increasing the hotel's capacity to more than 1,600 rooms. The expansion is expected to cost approximately $110 million and is scheduled to be completed in first quarter 2002. The expansion is subject to regulatory approvals.

CENTRAL REGION

                                            THIRD QUARTER      PERCENTAGE    FIRST NINE MONTHS    PERCENTAGE
                                         -------------------   INCREASE/    -------------------   INCREASE/
                                           2000       1999     (DECREASE)     2000       1999     (DECREASE)
(IN MILLIONS)                            --------   --------   ----------   --------   --------   ----------
Casino revenues........................   $377.6     $260.1        45.2%    $1,027.8    $722.0        42.4%
Net revenues...........................    397.0      272.5        45.7%     1,080.5     758.1        42.5%
Operating profit.......................     83.2       58.2        43.0%       235.1     150.2        56.5%
Operating margin.......................     21.0%      21.4%       (0.4)pts     21.8%     19.8%        2.0pts

    Chicagoland/Illinois--Third quarter revenues increased 23.5% at Harrah's Joliet and operating profit increased 12.8% compared to the same period last year. These results are attributable to the mid-1999 elimination of cruise scheduling and ticketing and the fourth quarter 1999 opening of the new hotel at this property. Subject to regulatory approvals, we plan to convert the casino in Joliet from cruising riverboats to barges. It is anticipated that the two cruising riverboats will be removed from service in third quarter 2001; therefore, depreciation has been accelerated by $2.4 million per quarter, beginning in third quarter 2000, to reflect the revised estimates of the boats' useful lives. Excluding this accelerated depreciation, Harrah's Joliet's operating profit increased 26.0%. Harrah's East Chicago revenues increased 16.2% over third quarter 1999 and operating profit increased 13.3%. We believe that these results were driven by the March 1999 re-branding of this property to the Harrah's brand and the successful execution of the Company's loyalty strategy in East Chicago. On August 1, 2000, we announced plans to construct a 292-room hotel at the East Chicago property. This project is expected to cost approximately $47.0 million and is estimated to be completed in fourth quarter 2001.

    For the nine months ended September 30, 2000, Harrah's Joliet's revenues increased 40.4% and operating profit increased 56.4%. Revenues at Harrah's East Chicago increased 23.9% over the comparable nine-month period last year and operating profit increased 46.7% compared to the first nine months of 1999.

    Players Metropolis contributed $29.7 million in revenues and $9.0 million in operating profit for third quarter 2000. Operations of this property have also benefited from the mid-1999 change in regulations to allow dockside gaming in Illinois. Metropolis is expected to be converted to the Harrah's brand in the second half of 2001.

    Louisiana--Harrah's Shreveport's revenues and operating profit for third quarter and first nine months decreased from the same period last year due to an on-going construction program and costs of promotions mounted to sustain business during construction activities. Construction began in May 1999 on a 514-room hotel with almost 18,000 square feet of convention center space. The new hotel and amenity expansion is expected to cost $146.6 million, of which $93.8 million had been spent through September 30, 2000. Weather related delays have pushed the expected completion date on the expansion to first quarter 2001.

    Players Lake Charles contributed $41.2 million in revenues and $7.4 million in operating profit during third quarter 2000. We are currently investing approximately $40 million to upgrade the slot product and infrastructure of the Lake Charles property. This capital expenditure includes the cost of replacing one of the existing Players boats with a renovated riverboat that we purchased in 1998. We plan to rebrand this property to the Harrah's brand in fourth quarter 2000.

    Mississippi--Combined third quarter revenues by our Mississippi properties decreased 2.8% from third quarter 1999 and operating profit decreased 35.7% from $2.3 million in third quarter 1999 to $1.5 million in third quarter 2000. For the first nine months of 2000, revenues increased 3.2% and operating profit decreased 2.7% compared with the comparable period last year.

    Missouri--Third quarter revenues at our Missouri properties increased 37.5% and operating profit increased 39.0% over the comparable period in 1999. Revenue increases are primarily attributable to Harrah's St. Louis, where revenues were 83.4% higher than in third quarter last year due principally to the integration of Players St. Louis and the Harrah's/Players jointly-owned shore-side facilities into the Harrah's St. Louis operations. Harrah's North Kansas City posted record third quarter revenues and increased operating profit by 30.8% over the same quarter last year. Missouri properties' revenues increased 30.4% and operating profit increased 39.4% for the first nine months of 2000 compared to the same period last year. The Missouri properties' revenues have benefited from the elimination in the second half of 1999 of restricted boarding schedules, but operating profit was affected by higher admission taxes.

    The St. Louis shore-side facilities were owned jointly with Players prior to our March 22, 2000, acquisition of that company. Our pro rata share of the 2000 operating losses of the joint venture through the date of the Players acquisition was $2.4 million. These losses are included in Equity in losses of nonconsolidated affiliates in the Consolidated Condensed Statements of Income (see Other Factors Affecting Net Income). Subsequent to the Players acquisition, results of the shore-side facilities, as well as for Players St. Louis operations, are combined with Harrah's St. Louis' operating results.

    In May 2000, we announced plans for facilities enhancements to Harrah's North Kansas City, including approximately 28,000 square feet of additional gaming space. The enhancements are expected to cost approximately $44.8 million and are expected to be completed in second quarter 2001. Upon completion of this project, the North Star riverboat may be deployed to another property.

MANAGED AND OTHER CASINOS

    Our managed and other casinos results reflect the addition of fees from Harrah's New Orleans, which opened in fourth quarter 1999, and the impact on our management fee percentages of recent renewal and extension agreements for two of the Indian-owned facilities that we manage. See DEBT AND LIQUIDITY--Guarantees of Third Party Debt and Other Commitments, for discussion of our agreements to defer collection of fees from New Orleans.

    In late third quarter, the Eastern Band of Cherokee broke ground on a new $63 million hotel and conference at Harrah's Cherokee Casino in Cherokee, North Carolina. Construction of the 250-room hotel and 30,000 square foot conference center is slated for completion by the end of 2001.

    In November 1998, we ceased management of a casino owned by the Upper Skagit Tribe, located on Indian lands near Seattle, Washington. We had guaranteed the Skagit Tribe's development financing and during second quarter 1999 we performed under our guarantee and purchased the Tribe's debt from the lender for $11.4 million. The Tribe secured new financing and paid the debt owed to us in third quarter 2000.

    During first quarter 2000, we signed a definitive agreement with the Rincon San Luiseno Band of Mission Indians to act as developer and manager for the Tribe's $125 million casino and hotel on Rincon tribal land less than 50 miles north of San Diego. This location provides convenient access to metropolitan San Diego, La Jolla, Del Mar, Escondido and Orange County, California.

    The Tribe is constructing a temporary casino facility, which is expected to begin operations in first quarter 2001. We provided $14.6 million to finance this development and are providing the Tribe technical service related to the development and operation of the temporary casino, but we will not manage the temporary facility. The permanent facility, the cost of which is to be funded by a third-party loan that we expect to guarantee, is expected to open in first quarter 2002. We expect to manage the permanent facility for a fee. The operation of the permanent casino project is subject to various approvals, including approvals of the National Indian Gaming Commission.

    See DEBT AND LIQUIDITY for further discussion of Harrah's guarantees of debt related to Indian projects.

    We ceased management of the Star City casino in Sydney, Australia, in January 2000 upon the completion of the buy-out of our management contract by another company. No material gain or loss was recognized on the sale of this management contract.

OTHER FACTORS AFFECTING NET INCOME

                                               THIRD QUARTER      PERCENTAGE    FIRST NINE MONTHS    PERCENTAGE
                                            -------------------   INCREASE/    -------------------   INCREASE/
(IN MILLIONS)                                 2000       1999     (DECREASE)     2000       1999     (DECREASE)
(INCOME)/EXPENSE                            --------   --------   ----------   --------   --------   ----------
Development costs.........................   $ 1.1      $  1.9       (42.1)%    $  4.9     $  4.2        16.7%
Write-downs, reserves and recoveries......    (0.9)        0.2         N/M        (0.3)      (1.3)      (76.9)%
Project opening costs.....................     2.6         0.2         N/M         4.4        0.6         N/M
Corporate expense.........................    11.9        11.9          --%       37.5       33.3        12.6%
Headquarters relocation and reorganization
  expense.................................     0.7         3.0       (76.7)%       3.4        7.5       (54.7)%
Equity in losses of nonconsolidated
  affiliates..............................     9.6        10.2        (5.9)%      43.9       23.0        90.9%
Venture restructuring costs...............      --          --          --          --       (0.4)        N/M
Amortization of goodwill and trademarks...     5.6         4.5        24.4%       15.5       13.5        14.8%
Interest expense, net.....................    59.3        48.2        23.0%      167.8      147.7        13.6%
Other income, including interest income...    (2.9)        0.6         N/M        (7.7)      (5.9)       30.5%
Gains on sales of equity interests in
  subsidiaries............................      --       (16.3)        N/M          --      (16.3)        N/M
Effective tax rate........................    36.5%       36.4%        0.1pts     36.0%      36.9%       (0.9)pts
Minority interests........................   $ 4.1      $  3.5        17.1%     $ 11.5     $  7.8        47.4%
Extraordinary loss, net of income taxes...      --         0.4         N/M         0.7       11.0       (93.6)%

    Development costs for third quarter 2000 decreased from the same period last year. However, development activities were limited in both periods due to the limited number of new markets opening for development.

    Corporate expense was basically the same in third quarter 2000 as in third quarter 1999, but was only 1.2% of revenues in third quarter 2000 compared to 1.5% for the same quarter last year. For the first nine months of 2000, corporate expense increased 12.6% over the same period last year, but was only 1.4% of revenues compared to 1.5% for the same period last year. Costs related to the relocation of the Company's headquarters to Las Vegas, Nevada, declined in 2000 as relocation activity nears completion.

    Equity in losses of nonconsolidated affiliates for third quarter 1999 reflected losses from our share of National Airlines, Inc. ("NAI"), our share of Harrah's New Orleans project opening costs and our pro rata share of the losses from the St. Louis shore-side facilities. In third quarter 2000, NAI reported net income, of which our pro rata share was $0.8 million. With the acquisition of Players in March 2000, the St. Louis shore-side facilities are included in our St. Louis operations. Our share of Harrah's New Orleans losses was $9.7 million in third quarter 2000. For the nine months ended September 30, 2000, the increase in Equity in losses of nonconsolidated affiliates reflects the increase in losses from Harrah's New Orleans and NAI and our pro rata share of the losses from the St. Louis shore-side facilities through the date of the Players acquisition.

    Amortization of goodwill and trademarks increased for the third quarter and nine months from the same periods last year due to the Players acquisition in March 2000. Until such time as the Players purchase price allocation is finalized, amortization expense includes estimates for amortization related to the Players acquisition.

    Interest expense increased for the third quarter and the first nine months of 2000 due to increased borrowings for the Players acquisition and our stock repurchase program.

    Other income increased in third quarter and the first nine months of 2000 due to higher interest income and a 1999 write-off of non-operating assets.

    The effective tax rates for both periods are higher than the federal statutory rate primarily due to state income taxes and that portion of our goodwill amortization that is not deductible for tax purposes.

    Minority interests reflects joint venture partners' share of income, which increased in 2000 from the prior year as a result of higher earnings from those ventures.

    The extraordinary losses reported in both years were due to the early extinguishments of debt and include premiums paid to the holders of the debt retired and the write-off of related unamortized deferred finance charges. (See DEBT AND LIQUIDITY--Extinguishments of Debt.)

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

    Our planned development projects, if they go forward, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. Cash needed to finance projects currently under development, as well as additional projects pursued, is expected to be made available from operating cash flows, bank borrowings (see DEBT AND LIQUIDITY), joint venture partners, specific project financing, guarantees of third party debt and, if necessary, additional debt and/or equity offerings. Our capital spending for the first nine months of 2000 totaled approximately $370.3 million, excluding the purchase of JCC debt. Estimated total capital expenditures for 2000 are expected to be between $430 million and $500 million, excluding the acquisition of Players, and estimated capital expenditures for 2001 are expected to be between $475 million and $525 million.

DEBT AND LIQUIDITY

FINANCING ACTIVITIES

    Bank Facility--In second quarter 2000, our revolving credit and letter of credit facilities (collectively, the "Bank Facility") were amended to increase our borrowing capacity from $1.6 billion to $1.9 billion. The five-year $1.3 billion revolving credit and letter of credit facility maturing in 2004 was increased to $1.525 billion, and the $300 million revolving credit facility, which is renewable annually at the borrower's and lenders' options, was increased to $375 million. The amended Bank Facility provides the Company with increased financial flexibility without changing any of the other terms of the agreement. At September 30, 2000, after considering borrowings under our Commercial Paper program, we had $457.8 million of borrowing capacity available to us.

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

    Credit Agreement--On June 25, 2000, we entered into a 364-day credit agreement with a lender whereby we borrowed $150 million to redeem the Players Notes. Interest rates, facility fees and covenants in the Credit Agreement are identical to those provisions contained in our Bank Facility.

    Commercial Paper--To provide the Company with cost-effective borrowing flexibility, we established a $200 million Commercial Paper program that will be used to borrow funds for general corporate purposes. Although the debt instruments are short-term in tenor, they are classified in long-term debt because the Commercial Paper is backed by our Bank Facility and we have committed to keep available capacity under our Bank Facility in an amount equal to or greater than amounts borrowed under this program. At September 30, 2000, we had borrowed $87.7 million under this program.

    Line of Credit Agreement--In a program designed for short-term borrowings at lower interest rates than the rates paid under our Bank Facility, we have entered into uncommitted line of credit agreements with two lenders whereby we can borrow up to $50 million for periods of ninety days or less. At September 30, 2000, we had borrowed $35 million under these agreements. These agreements have no impact on and do not decrease our borrowing capacity under our Bank Facility.

LEASE AGREEMENTS

    In June 2000, we sold and leased back our corporate aircraft. The agreement consists of an interim term of six months, a base term of one year and annual renewal options. The aggregate of the interim term, the base term and the renewal options will not exceed a total of five years. At the end of the base term, or any renewal term, we can, at our option, (a) renew the lease; (b) purchase the equipment subject to the lease; or (c) sell the equipment on behalf of the Lessor under the terms provided for in the lease agreement.

EQUITY REPURCHASE PROGRAM

    Under plans authorized by our Board of Directors in July 1999 and April 2000, we have repurchased 11.2 million shares of the Company's stock in the open market this year. Spending for these repurchases has totaled approximately $244.3 million for the nine months ended September 30, 2000. The repurchases were funded through available operating cash flows and borrowings from our Bank Facility. Shares purchased during second quarter 2000 completed the plan approved by our Board of Directors in July 1999 for the repurchase of 10 million shares. Another 5.8 million shares may be purchased under the April 2000 plan, which will expire December 31, 2001.

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

    We redeemed Showboat's 9 1/4% First Mortgage Bonds on May 1, 2000, the first call date. These bonds were defeased in 1998 by purchasing treasury securities which were deposited with trustees to pay the scheduled interest payments to the first call date and principal on the securities outstanding on such date.

    In third quarter 1999, we retired outstanding debt for capital lease obligations of our 99.55% owned subsidiary, Showboat Marina Casino Partnership ("SMCP"). Approximately $9.2 million of debt was retired, and an extraordinary loss of $0.4 million, net of tax, was recorded. In second quarter 1999, we redeemed all $100 million of Rio's 10 5/8% Senior Subordinated Notes due 2005 and all $125 million of Rio's 9 1/2% Senior Subordinated Notes due 2007. An extraordinary loss of $4.5 million, net of tax, was recorded. In first quarter 1999, we redeemed all $140 million of SMCP's 13 1/2% First Mortgage Notes due 2003 and recorded an extraordinary loss of $2.0 million, net of tax.

GUARANTEES OF THIRD PARTY DEBT AND OTHER COMMITMENTS

    JCC Holding Company--The Company has an approximate 43% beneficial ownership interest in JCC Holding Company and its subsidiary, Jazz Casino Company, LLC (collectively, "JCC"). JCC owns and operates an exclusive land-based casino in New Orleans, Louisiana (the "Casino"), which is managed by a subsidiary of the Company. The Company has guaranteed certain obligations, made certain commitments, advanced funds and agreed to defer collection of fees and other receivables relative to JCC, as summarized below.

    - Guarantee of $100 million annual payment obligation of JCC owed to the State of Louisiana gaming board (the "State Obligation")

    - Guaranteed $166.5 million of a $236.5 million JCC bank credit facility

    - Made $29.1 million, as of September 30, 2000, in subordinated loans to JCC to finance construction and completion of the Casino

    - Agreed to certain other contractual commitments and guarantees totaling less than $20 million

    - Agreed to defer collection of certain fees under certain circumstances

    - Agreed to forbear from collection of certain payments and reimbursables arising from existing agreements with JCC

    Initially, the Company guaranteed the State Obligation for the period from October 28, 1999, to October 28, 2000 (the "Initial State Guarantee"). In accordance with an existing agreement, the Initial State Guarantee was replaced with a new guarantee (the "Current State Guarantee"), pursuant to which the Company has guaranteed the State Obligation for the period from April 1, 2000, to March 31, 2001. JCC is required to make daily payments of approximately $273,973 to satisfy the State Obligation. The Current State Guarantee obligation is reduced to the extent JCC makes such daily payments. Payments made to the State by the Company pursuant to the Initial State Guarantee and the Current State Guarantee are secured by a first priority collateral security interest in JCC's assets.

    Subject to the satisfaction of certain cash flow tests and other conditions each year, the Company is required to provide a new guarantee to the State for each of the 12-month periods ending March 31, 2002, 2003 and 2004. For the period ending March 31, 2002, the requirement to provide a new guarantee is conditioned upon, among other things, JCC producing net cash flow, as defined, of at least $15 million for the 12-month period ending November 30, 2000. Based on results to date, it appears that JCC will not satisfy this cash flow test. The Company is participating with JCC in discussions relating to a restructuring of JCC's obligations. Absent a restructuring which fundamentally changes the economics of the Casino, the Company anticipates that it will not renew the State Guarantee for the 12-month period ending March 31, 2002. In this event and if JCC cannot find a substitute guarantor, JCC's agreements with the State of Louisiana provide for the loss of JCC's State gaming license. The Company must formally advise JCC by December 31, 2000, as to whether or not we intend to renew the State Guarantee.

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

    Subject to certain conditions, which are presently being satisfied, JCC's bank credit facility permits the Company to pay up to an aggregate of $50 million pursuant to the Initial State Guarantee and the Current State Guarantee without a default under that facility. The Company has agreed until April 1, 2001, to defer the collection from JCC of amounts paid pursuant to the Initial State Guarantee and Current State Guarantee.

    Following a default by JCC under its bank credit agreement, JCC's banks demanded that the Company perform on its guarantee of JCC's bank credit facility. On September 1, 2000, Harrah's performed under its guarantee of JCC's bank credit facility and purchased $145.5 million of JCC's outstanding debt from the lender. The guaranteed debt purchased by the Company includes a $25 million revolving credit facility and the Company now is obligated, subject to the terms and conditions of the loan agreement, to fund additional revolver draws. Subsequent to the Company's September 1, 2000, performance under the guarantee, we funded an additional $2.5 million of JCC's revolver draws, leaving, as of September 30, 2000, $19.5 million available to JCC under its revolving credit facility.

    In September 2000, the State of Louisiana gaming board declared JCC to be in default of certain financial stability provisions under the Operating Contract. JCC has a six-month cure period, which expires in March 2001.

    JCC has exercised its right, pursuant to agreements entered into at the time of its emergence from bankruptcy in October 1998, to defer the payment of certain management fees, credit support fees, guarantee obligations, and interest on subordinated debt due to the Company. Such deferred payments totaled approximately $17.6 million as of September 30, 2000. Separately, the Company and certain Company affiliates have agreed, until April 1, 2001, to forbear from the collection of certain fees, lease payments and reimbursable costs arising from existing agreements with JCC that accrue and become due and payable through April 1, 2001. These amounts totaled approximately $14.0 million as of September 30, 2000.

    As discussed above, given liquidity issues facing JCC, JCC is exploring alternatives to restructure its obligations. Possible alternatives include requesting a reduction of the State Obligation, seeking relaxation of certain operational restrictions, and pursuing adjustments to its debt and capital structures. A reduction of the State Obligation and/or a relaxation of operational restrictions require action by the State of Louisiana. There is no assurance that the State will consider or take such action. Similarly, there is no assurance that JCC will successfully restructure any or all of its obligations in a timely and sufficient manner. Management believes that a failure by JCC to successfully restructure its obligations in a timely and sufficient fashion would have a material adverse effect on JCC and could result in the loss by JCC of its State gaming license. Such failure, whether total or in part, to timely and sufficiently restructure any or all of its obligations, and/or such loss by JCC of its State gaming license, could result in (i) an impairment of the Company's investment in JCC; (ii) the inability of the Company to collect all or any of the advances made to and/or fees, rents, and assessments owed by JCC; and/or
(iii) the requirement that the Company perform under one or more of its contractual commitments related to the Company's investment in JCC.

    Given the actions being undertaken by JCC described above and the many variables involved in bringing these matters to a resolution, management is currently unable to estimate the losses the Company would incur, individually or in the aggregate, if JCC is partially or totally unsuccessful in such efforts. At September 30, 2000, the Company's total investment in JCC was approximately $258 million consisting of its net equity investment and various receivables, and its total potential liability for contingent obligations was approximately $86 million, which includes approximately $50 million of unfunded amounts under the Current State Guarantee as of September 30, 2000. This unfunded sum is presently being reduced as described above.

    Indian Agreements--The agreements under which we manage casinos on Indian lands contain provisions required by law, which provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment pursuant to the contracts for the three Indian-owned facilities now open, which extend for periods of up to 51 months from September 30, 2000, is $1.1 million.

    We may guarantee all or part of the debt incurred by Indian tribes with which we have entered a management contract to fund development of casinos on the Indian lands. For all existing guarantees of Indian debt, we have obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, the value of such property would satisfy our obligations in the event these guarantees were enforced. Additionally, we have received limited waivers from the Indian tribes of their sovereign immunity to allow us to pursue our rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken. The aggregate outstanding balance of such debt as of September 30, 2000, was $57.7 million.

    NAI--Including amounts provided subsequent to September 30, 2000, we have provided $17 million in loans to NAI and letters of credit on behalf of NAI totaling $24.6 million dollars. $16.0 million in letters of credit serve as collateral to credit card processors in order to enable NAI to receive proceeds from the credit card processors for advance ticket sales. The remaining $8.6 million serves as collateral to enable NAI to secure space in airport terminals. We entered into an agreement with another investor of NAI whereby that investor is obligated to reimburse us for approximately fifty-six percent of any amount that we might pay in response to demands on the letters of credit.

EFFECTS OF CURRENT ECONOMIC AND POLITICAL CONDITIONS

COMPETITIVE PRESSURES

    Due to the limited number of new markets opening for development, many casino operators are investing in existing markets in an effort to attract new customers, thereby increasing competition in those markets. With the exception of the additional supply being added in Las Vegas, the amount of supply change in the long-established gaming markets of Nevada and New Jersey has represented a smaller percentage change than that experienced in some riverboat markets. In riverboat markets, the additions to supply had a more noticeable impact, due to the fact that competition was limited in the early stages of many of these markets. As companies have completed expansion projects, supply has typically grown at a faster pace than demand in some markets and competition has increased significantly. Furthermore, several operators, including Harrah's, have announced plans for additional developments or expansions in some markets. In the Las Vegas market, five new "mega" facilities have opened since October 1998, and others are planned and under development. The impact that the additional supply will have on our operations cannot be determined at this time.

    Although the short-term effect of these competitive developments on the Company has been negative, we are not able to determine the long-term impact, whether favorable or unfavorable, that these trends and events will have on our current or future markets. We believe that the geographic diversity of our operations; our focus on multi-market customer relationships; our service training, measurements and rewards programs; and our continuing efforts to establish our brands as premier brands have well-positioned us to face the challenges present within the industry. In 1997, we introduced WINet, a sophisticated nationwide customer database, and our Total Gold Card, a nationwide reward and recognition card, both of which we believe provide competitive advantages, particularly with players who visit more than one market. During 1999, we implemented the next stage of our strategy with the launch of the tiered customer loyalty card program--Total Diamond, Total Platinum and Total Gold--to reward customers for choosing Harrah's Entertainment casinos. During second quarter 2000, we launched our new customer loyalty program--Total Rewards--which offers significant enhancements to Total Gold and provides our customers with a simpler understanding of exactly how to earn the cash, comps and other benefits they want. The Rio and Players Lake Charles properties are expected to be integrated into the Total Rewards program during 2000.

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

POLITICAL UNCERTAINTIES

    The casino entertainment industry is subject to political and regulatory uncertainty. In 1996, the U.S. government formed a federal commission to study gambling in the United States, including the casino gaming industry. The commission issued its report in June 1999. In September 1999, the State of California and approximately 60 Indian tribes executed Class III Gaming Compacts, which other California tribes can join. The Compacts, when effective, will allow each tribe to operate, on tribal trust lands, two casinos with up to 2,000 slot machines per tribe and unlimited house-banked card games. At this time, the ultimate impacts that the National Gaming Impact Study Commission report and the California Compacts may have on the industry or on our Company are uncertain. From time to time, individual jurisdictions have also considered legislation or referenda which could adversely impact our operations, and the likelihood or outcome of similar legislation and referenda in the future is difficult to predict.

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

INTERCOMPANY DIVIDEND RESTRICTION

    Certain of our debt guarantees require us to abide by covenants which, among other things, limit Harrah's Operating Company, Inc.'s (HOC) ability to pay dividends and make other restricted payments, as defined, to Harrah's Entertainment. The amount of HOC's restricted net assets, as defined, computed in accordance with these covenants regarding restricted payments was approximately $1.4 billion at September 30, 2000. Harrah's Entertainment's principal asset is the stock of HOC, a wholly-owned subsidiary, which holds, directly and through subsidiaries, the principal assets of our businesses. Given this ownership structure, these restrictions should not impair our ability to conduct our business through our subsidiaries or to pursue our development plans.

PRIVATE SECURITIES LITIGATION REFORM ACT

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission ("SEC") (as well as information included in oral statements or other written statements made or to be made by or on behalf of the Company) includes statements that are forward-looking. These forward-looking statements generally can be identified by phrases such as the Company "believes," "expects," "anticipates," "foresees," "forecasts," "estimates," "intends," "plans," "seeks," or other words or phrases of similar import. These include statements relating to the following activities, among others: (A) operations and expansions of existing properties, including future performance, anticipated scope and opening dates of expansions; (B) planned development of casinos and hotels that would be owned or managed by the Company and the pursuit of strategic acquisitions; (C) planned capital expenditures for 2000 and beyond; (D) the impact of the WINet, Total Gold Card, and Total Rewards Programs; and (E) any future impact of the Showboat or Players acquisitions, the Rio merger or the Rincon development. Similarly, such statements herein that describe, generally or specifically, the Company's business strategy, outlook, objectives, plans, intentions or goals are also forward-looking statements. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. These include, but are not limited to, the following factors as well as other factors described from time to time in the Company's reports filed with the SEC: construction factors, including zoning issues, environmental restrictions, soil conditions, weather and other hazards, site access matters and building permit issues; access to available and feasible financing; regulatory, licensing and other government approvals, third party consents and approvals, and relations with partners, owners and other third parties; conditions of credit markets and other business and economic conditions, including international and national economic problems; litigation, judicial actions and political uncertainties, including gaming legislative action, referenda, and taxation; abnormal gaming holds; and the effects of competition including locations of competitors and operating and marketing competition. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, speak only as of the date made, and are qualified in their entirety by this and other cautionary statements herein, in our Annual Report on Form 10-K, and in our other filings with the Securities and Exchange Commission.

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

                           PART II--OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

*EX-10.1                Description of amendment to Time Accelerated Restricted
                        Stock Award Program (TARSAP II) approved by the Human
                        Resources Committee of the Board of Directors on July 26,
                        2000.

*EX-10.2                Amendment to Employment Agreement, dated August 2, 2000,
                        between Harrah's Operating Company, Inc. and John M. Boushy.

*EX-10.3 Amendment to Employment Agreement, dated August 2, 2000, between Harrah's Operating Company, Inc. and Stephen H.
                        Brammell.

*EX-10.4                Amendment to Employment Agreement, dated August 2, 2000,
                        between Harrah's Operating Company, Inc. and Janis L. Jones.

*EX-10.5 Amendment to Employment Agreement, dated August 2, 2000, between Harrah's Operating Company, Inc. and Marilyn G.
                        Winn.

*EX-10.6                Employment Agreement, dated August 25, 2000, between
                        Harrah's Operating Company, Inc. and Richard E. Mirman.

*EX-10.7 Letter Agreement with Wells Fargo Bank Minnesota, N.A., dated August 31, 2000, concerning appointment as Escrow
                        Agent under Escrow Agreement for deferred compensation plans.

*EX-10.8                Amendment to Escrow Agreement, dated April 26, 2000, between
                        Harrah's Entertainment, Inc. and Wells Fargo Bank Minnesota,
                        N.A., Successor to Bank of America, N.A.

*EX-11                  Computation of per share earnings.

*EX-27                  Financial Data Schedule.

------------------------

*   Filed herewith.

    (b) No reports on Form 8-K were filed by the Company during third quarter 2000.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       HARRAH'S ENTERTAINMENT, INC.

                                                       By:             /s/ JUDY T. WORMSER
                                                            -----------------------------------------
                                                                         Judy T. Wormser
                                                                  VICE PRESIDENT AND CONTROLLER
November 13, 2000                                                   (CHIEF ACCOUNTING OFFICER)

                                 EXHIBIT INDEX

       EXHIBIT                                                                        SEQUENTIAL
         NO.                                    DESCRIPTION                            PAGE NO.
---------------------                           -----------                           ----------
       EX-10.1          Description of amendment to Time Accelerated Restricted
                        Stock Award Program (TARSAP II) approved by the Human
                        Resources Committee of the Board of Directors on July 26,
                        2000.

       EX-10.2          Amendment to Employment Agreement, dated August 2, 2000,
                        between Harrah's Operating Company, Inc. and John M. Boushy.

       EX-10.3 Amendment to Employment Agreement, dated August 2, 2000, between Harrah's Operating Company, Inc. and Stephen H.
                        Brammell.

       EX-10.4          Amendment to Employment Agreement, dated August 2, 2000,
                        between Harrah's Operating Company, Inc. and Janis L. Jones.

       EX-10.5 Amendment to Employment Agreement, dated August 2, 2000, between Harrah's Operating Company, Inc. and Marilyn G.
                        Winn.

       EX-10.6          Employment Agreement, dated August 25, 2000 between Harrah's
                        Operating Company, Inc. and Richard E. Mirman.

       EX-10.7 Letter Agreement with Wells Fargo Bank Minnesota, N.A., dated August 31, 2000, concerning appointment as Escrow
                        Agent under Escrow Agreement for deferred compensation plans.

       EX-10.8          Amendment to Escrow Agreement, dated April 26, 2000, between
                        Harrah's Entertainment, Inc. and Wells Fargo Bank Minnesota,
                        N.A., Successor to Bank of America, N.A.

       EX-11            Computation of per share earnings.

       EX-27            Financial Data Schedule.