Form 10-K405
period 2000-12-31
HARRAHS ENTERTAINMENT INC
filed 2001-03-28
CIK 858339

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                          COMMISSION FILE NO. 1-10410
                           --------------------------

                          HARRAH'S ENTERTAINMENT, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                               I.R.S. NO. 62-1411755
       (State of Incorporation)                (I.R.S. Employer Identification No.)

          ONE HARRAH'S COURT
           LAS VEGAS, NEVADA                                  89119
    (Address of principal executive                         (zip code)
               offices)

              Registrant's telephone number, including area code:
                                 (702) 407-6000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                TITLE OF EACH CLASS                        NAME OF EACH EXCHANGE ON WHICH REGISTERED
----------------------------------------------------  ----------------------------------------------------
Common Stock, Par Value $0.10 per share*              NEW YORK STOCK EXCHANGE
                                                      CHICAGO STOCK EXCHANGE
                                                      PACIFIC EXCHANGE
                                                      PHILADELPHIA STOCK EXCHANGE
7 7/8% Senior Subordinated Notes Due 2005             NONE
  of Harrah's Operating Company, Inc.**
7 1/2% Senior Notes Due 2009                          NONE
  of Harrah's Operating Company, Inc.**

--------------------------

  * Common Stock also has special stock purchase rights listed on each of the same exchanges

 ** Securities guaranteed by Registrant

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 2001, based upon the closing price of $29.38 for the Common Stock on the New York Stock Exchange on that date, was $3,297,773,877.

    As of January 31, 2001, the Registrant had 116,241,792 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, which will be filed within 120 days after the end of the fiscal year, are incorporated by reference into Part III hereof and portions of the Company's Annual Report to Stockholders for the year ended December 31, 2000 (the "Annual Report") are incorporated by reference into Parts I and II hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES.

    Harrah's Entertainment, Inc., a Delaware corporation, is the leading consumer marketing company in the gaming industry and operates casinos in more markets than any other casino company. (In this discussion, the words "Harrah's Entertainment," "Company," "we," "our," and "us" refer to Harrah's Entertainment, Inc., together with its subsidiaries where appropriate.) We were incorporated on November 2, 1989, and prior to such date operated under predecessor companies.

    We conduct our business through a wholly-owned subsidiary, Harrah's Operating Company, Inc. ("HOC") and through HOC's subsidiaries. Our principal asset is the stock of HOC, which holds, directly or indirectly through subsidiaries, substantially all of the assets of our businesses. Our principal executive offices are located at One Harrah's Court, Las Vegas, Nevada 89119, telephone (702) 407-6000.

    In March 2000, we announced the completion of the acquisition of Players International, Inc. ("Players"). Pursuant to the terms of the agreement, Players' shareholders received $8.50 in cash for each share outstanding and we assumed approximately $150 million of Players' debt. In June 2000, we redeemed the entire remaining $134,551,000 principal amount of the Players 10 7/8% Senior Notes due 2005, which redemption was preceded by a purchase of $2,337,000 of such notes in April 2000 and $13,112,000 of such notes in June 2000.

    In March 2000, we completed the sale of the Showboat Las Vegas casino, which was determined to have been a non-strategic asset.

    In April 2000, we announced Board approval of a 450-room expansion at Harrah's Atlantic City. We expect the expansion to cost approximately
$113 million and completion is expected in the first quarter of 2002, subject to regulatory approvals.

    In May 2000, we announced the commencement of construction on an expansion of the Mardi Gras Casino at Harrah's North Kansas City, which is expected to open by the end of the second quarter of 2001 at an approximate cost of $45 million.

    In August 2000, we announced plans to build a 292-room hotel at Harrah's East Chicago Casino at an estimated cost of $47 million, which expansion is expected to be completed by year-end 2001.

    Operating data for the three most recent fiscal years is set forth on page 29 of the Annual Report. This information is incorporated into this document by reference.

    For information on operating results and a discussion of those results, see "Management's Discussion and Analysis--Operating Results and Development Plans" on pages 18 through 24 of the Annual Report, which information is incorporated into this document by reference.

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information included in this Annual Report on Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission ("SEC") (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking. These include statements relating to the following activities, among others:
(A) operations and expansions of existing properties, including future performance, anticipated scope and opening dates of expansions; (B) planned construction or development of casinos and hotels that would be owned or managed by the Company and the pursuit of strategic acquisitions; (C) planned capital expenditures for 2001 and beyond; (D) the impact of the WINet and Total Rewards Programs; and (E) any future impact of the Showboat acquisition, the Rio merger or the acquisition of Players. These activities involve important factors that could cause actual results to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. These include, but are not limited to, the following factors as well as other factors described from time to time in the Company's reports filed with the SEC: construction factors, including zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters and building permit issues; access to available and feasible financing; regulatory, licensing and other governmental approvals, third party consents and approvals, and relations with partners, owners and other third parties; conditions of credit markets and other business and economic conditions, including international and national economic problems; litigation, judicial actions and political uncertainties, including gaming legislative action, referenda and taxation; abnormal gaming holds, and effects of competition, including locations of competitors and operating and marketing competition. Any forward looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

                              CASINO ENTERTAINMENT

GENERAL

    Our casino business commenced operations in 1937. As of December 31, 2000, we operated casino hotels in the five traditional U.S. gaming markets of Reno, Lake Tahoe, Las Vegas and Laughlin, Nevada and Atlantic City, New Jersey. We also operated riverboat casinos in East Chicago, Indiana and Lake Charles, Louisiana; dockside casinos in Joliet and Metropolis, Illinois, Vicksburg and Tunica, Mississippi, Shreveport, Louisiana, and Maryland Heights (near St. Louis) and North Kansas City, Missouri. We also operated the Rio Suite Hotel & Casino in Las Vegas, Nevada and the Showboat casino in Atlantic City, New Jersey, managed a land-based casino in New Orleans, Louisiana, and managed casinos on three Indian reservations, one near Phoenix, Arizona, one near Topeka, Kansas and one in Cherokee, North Carolina.

    As of December 31, 2000, we operated a total of approximately 1,258,220 square feet of casino space, 6,858 slot machines, 1,099 table games, 11,562 hotel rooms or suites, approximately 294,844 square feet of convention space, 86 restaurants, 30 snack bars, 11 showrooms and four cabarets.

    We continued in 2000 to implement our Total Rewards program, a fully integrated national player recognition and rewards program that connects player activity and provides rewards across all Harrah's properties. We have obtained four U.S. patents covering the technology associated with the Total Rewards program. Underpinning Harrah's Total Rewards program is a database management system exclusive to the Company, the Winners Information Network system, or WINet (U.S. Patent Pending), which enhances the advantages of our geographic distribution and links all of our domestic Harrah's brand locations.

    The Company's marketing strategy is designed to appeal primarily to those customers who are avid, experienced players, especially those who play in more than one market. Our strategic direction is focused on establishing well-defined brand identities that communicate and deliver a consistent message of high quality and excellent service.

LAND-BASED CASINOS

ATLANTIC CITY

    The Harrah's Atlantic City casino hotel is situated on 35.8 acres in the Marina area of Atlantic City and at year end had approximately 94,600 square feet of casino space with 3,246 slot machines and 82 table games. It consists of three 16-story hotel towers with 284 suites and 890 rooms and adjoining low-rise buildings that house the casino space and the 26,100 square foot convention center. The facilities include six restaurants, an 800-seat showroom, a health club with swimming pool, customer parking for 2,401 cars, including a substantial portion in a parking garage, and a 1,600-space employee/ valet parking lot. The property also has a 75-slip marina. We also own 174 acres of wetlands in the Brigantine area and parcels totaling 6.2 acres in Atlantic City outside the Marina area.

    The Mardi Gras-themed Atlantic City Showboat is located on 20.7 acres of land on the Boardwalk and currently has approximately 95,500 square feet of casino gaming space containing 3,345 slot machines and 68 table games. The hotel and casino also has five restaurants, one snack bar, a 346-seat showroom, a 22,500 square foot convention center and a total of 800 hotel rooms (including 69 suites). There are 3,061 parking spaces available.

    Most of Harrah's Atlantic City's and Atlantic City Showboat's customers arrive by car or bus from within a 150-mile radius which includes Philadelphia, New York and northern New Jersey, the casinos' primary feeder markets.

LAS VEGAS

    Harrah's Las Vegas is located on approximately 17.7 acres on the Las Vegas Strip and consists of a 15-floor hotel tower, a 23-floor hotel tower, two 35-floor hotel towers, and adjacent low-rise buildings, which house a 25,600 square foot convention center and the casino. The hotel has 2,448 regular rooms and 152 suites. The Harrah's Las Vegas complex has approximately 87,700 square feet of casino space, with 1,755 slot machines and 68 table games. Also included are six restaurants, four snack bars, the 543-seat Commander's Theatre, a 362-seat cabaret, an arcade, a health club and a heated pool. There are 2,720 parking spaces available, including a substantial portion in a self-park garage.

    The Rio Suite Hotel & Casino is situated adjacent to Interstate 15 near the heart of the Las Vegas Strip and has approximately 109,500 square feet of casino gaming space containing 2,294 slot machines, 106 table games including a premium gaming area. The carnival and Mardi Gras-themed hotel and casino also has 2,548 hotel suites, including approximately 1,500 suites contained in the three interconnected 21-story "Ipanema Towers," approximately 1,000 suites in the 41-story "Masquerade Tower" and nine luxury Palazzo Suites in a complex adjoining the casino. In addition, the facility contains 13 restaurants, four coffee bars, a 2,199-seat entertainment complex, a 32,000 square foot shopping area, and a 108,000 square foot outdoor entertainment area featuring a landscaped sand beach and three swimming pools. There are 6,293 parking spaces available, including self-parking and valet. Rio also owns the Rio Secco Golf Club in nearby Seven Hills, Nevada.

    In second quarter 2000, Rio completed construction of a showroom complex as an addition to its existing entertainment venues. The showroom includes a 1,500 seat, state-of-the-art theater with a balcony, a three-level lobby with hospitality center, and a theater promenade with approximately 10,000 square feet of retail space. The showroom complex is located adjacent to the Pavilion, Rio's 110,000 square foot entertainment/convention complex, which opened in 1999. Rio also constructed a road across some of its recently acquired properties that provides an additional east/west conduit for Las Vegas residents and tourists. Rio deeded the roadway acreage to Clark County upon its completion in exchange for reimbursement of a portion of the construction costs.

    The primary feeder markets for Harrah's Las Vegas are the Midwest, California and Canada. For Rio, the primary feeder markets are Southern California and Asia.

    In March 2000, we completed the sale of the Showboat Las Vegas casino, which was a non-strategic asset.

LAKE TAHOE

    Harrah's Lake Tahoe is situated on 23 acres near Lake Tahoe and consists of an 18-story tower and adjoining low-rise building, which house approximately 65,500 square feet of casino space, with 1,664 slot machines and 80 table games, and an 18,000 square foot convention center. The casino hotel, with 74 suites and 453 luxury rooms, has seven restaurants, two snack bars, the 792-seat South Shore Showroom, a 50-seat cabaret, a health club, retail shops, a heated pool and an arcade. The facility has customer parking for 854 cars in a garage and 1,098 additional spaces in an adjoining lot.

    We also own and operate Bill's Lake Tahoe Casino, which is located on a 2.1 acre site adjacent to Harrah's Lake Tahoe. The casino includes approximately 18,000 square feet of casino space, with 573 slot machines, 19 table games and one restaurant.

    The primary feeder market for both casinos is California.

RENO

    Harrah's Reno, situated on approximately five acres, consists of a casino hotel complex with a 24-story structure, a 15,450 square foot convention center and 57,000 square feet of casino space, with 1,495 slot machines and 63 table games. The facilities include two hotel towers, with 934 rooms and 24 suites, the 420-seat Sammy's Showroom, a pool, a health club and an arcade. The property has six restaurants and one snack bar. The complex can accommodate guest parking for 1,271 cars, including a valet parking garage, a self-park garage and off-site valet parking.

    The primary feeder markets for Harrah's Reno are Northern California, the Pacific Northwest and Canada.

LAUGHLIN

    Harrah's Laughlin is located in Laughlin, Nevada on a 44.9 acre site in a natural cove on the Colorado River and features a hotel with 1,480 standard rooms and 100 suites, a 378-seat showroom, a 3,164-seat outdoor amphitheater, five restaurants and one snack bar. Harrah's Laughlin has 47,000 square feet of casino space, with 1,212 slot machines and 39 table games, and 5,000 square feet of convention center space. The facility has customer parking for 2,604 cars, including a covered parking garage, and a park for recreational vehicles. Other amenities include a health club, swimming pools, an arcade and retail shops. It is the only property in Laughlin with a developed beachfront on the River.

    The casino's primary feeder markets are the Los Angeles and Phoenix metropolitan areas.

DOCKSIDE & RIVERBOAT CASINOS

JOLIET

    Harrah's Joliet is located in downtown Joliet, Illinois, on the Des Plaines River. The two riverboat casinos, the Harrah's Northern Star, a modern 210-foot mega-yacht, and the 210-foot Southern Star II, a re-creation of a Mississippi riverboat, offer a combined total of 39,160 square feet of casino space with 33 table games and 1,127 slot machines. Harrah's Joliet has operated as a dockside casino entertainment facility since the Illinois Riverboat Gambling Act was amended to allow dockside gaming in June 1999. We are currently constructing barge facilities at an approximate cost of $82 million to replace the riverboats. We expect these to be placed into service in the fourth quarter of 2001, at which time the riverboats will be removed from service at this location.

    The dockside facilities, which are situated on 7.9 acres, include a pavilion with three restaurants, one snack bar, a lounge, approximately 4,700 square feet of meeting space and a retail shop. Parking is available for 1,479 cars, including a portion in a 4-story parking garage. In 1999 Harrah's Joliet acquired 1.14 acres of additional land adjacent to the facility as a site for future development.

    On November 8, 1999, Harrah's Joliet opened its 11-story hotel project, which includes a 204-room hotel (including four suites), 8,000 square feet of new and renovated office space and a fitness center. The hotel is located adjacent to Harrah's pavilion.

    A limited partnership, in which an indirect subsidiary of the Company is the 80 percent general partner, owns the dockside facilities and underlying real property, the Harrah's Northern Star and the Southern Star II vessels, and the riverboat businesses. The businesses are operated by Harrah's, as general partner in the partnership. The partnership also holds long-term rights to the boat basin/berth.

    The Chicago metropolitan area is the primary feeder market for Harrah's Joliet, with Joliet being only 30 miles from downtown Chicago.

EAST CHICAGO

    The Harrah's East Chicago Casino (formerly operated as Showboat Mardi Gras Casino) is a riverboat casino in East Chicago, Indiana, which contains 49,210 square feet of gaming space on four levels containing 71 table games and approximately 1,895 slot machines. The shoreside facilities include a 105,000 square foot pavilion located on approximately 11 acres of land. The property has three restaurants and two snack bars. There is a parking garage with the capacity to hold approximately 1,800 cars, and other surface parking available for approximately 800 cars. In August 2000 we announced plans to build a 292-room hotel at Harrah's East Chicago at an estimated cost of $47 million, which expansion is expected to be completed by year-end 2001.

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

TUNICA

    Harrah's Tunica is a dockside casino complex located in Tunica, Mississippi, approximately 30 miles south of downtown Memphis, Tennessee. The facilities include a casino constructed on a floating stationary barge with 50,000 square feet of casino space, 1,409 slot machines and 23 table games. Shoreside facilities, which are situated on 88 acres of land, include a Harrah's hotel, which features 182 rooms, 18 suites, exercise facilities, four restaurants, a snack bar, a 250-seat showroom, a child care facility, an arcade, retail shop, approximately 13,500 square feet of convention area/meeting room space and customer parking for approximately 2,700 cars.

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

VICKSBURG

    Harrah's Vicksburg is the Company's dockside casino entertainment complex on approximately 10.3 acres in Vicksburg, Mississippi. The complex, which is located in downtown Vicksburg on the Yazoo Diversion Canal of the Mississippi River, includes a 297-foot stationary riverboat casino designed in the spirit of a traditional 1800's riverboat with approximately 21,000 square feet of casino space, 748 slot machines and 15 table games. The casino is docked next to the Company's shoreside complex which features three restaurants, child care facilities, an arcade, a retail outlet and an approximate 7,400 square foot meeting room/convention area. Adjacent to the riverboat is a Harrah's hotel, with 103 rooms and 14 suites. Two covered parking garages are across the street with combined parking for 996 cars and additional parking is available for 429 cars. The Company owns the riverboat and hotel and owns or holds long-term rights to all real property pertaining to the project.

    The casino's primary feeder markets are western and central Mississippi and eastern Louisiana.

SHREVEPORT

    Harrah's Shreveport is the Company's dockside riverboat casino in downtown Shreveport, Louisiana, which includes a 254-foot 19th-century design paddlewheeler riverboat, the ShreveStar, with 22,550 square feet of gaming space with 1,174 slot machines and 32 table games. A pavilion, on 11.2 acres of land, adjoins the casino on the banks of the Red River and includes three restaurants, one snack bar and a 5,000 square foot area for private parties and group functions. Parking is available for 1,805 cars, including 1,365 spaces in a parking garage.

    Construction began in 1999 to expand our Shreveport facilities to include a 514-room hotel as well as four restaurants (including a 156-seat steakhouse, a 198-seat coffee shop, a 446-seat buffet and a coffee/snack bar) as well as a new convention center, health spa and 437-space valet parking garage. We expect the expansion to be completed in first quarter 2001 at a cost of approximately
$147 million.

    The casino and related facilities are owned by a partnership which is 100% owned by the Company. The underlying land is held by the partnership under a long-term lease from the City of Shreveport.

    The primary feeder markets for the casino are northwestern Louisiana and east Texas, including the Dallas/Fort Worth metropolitan area.

NORTH KANSAS CITY

    We own and operate dockside casino facilities in North Kansas City, Missouri, which include the North Star, a 295-foot classic sternwheeler-designed stationary riverboat, and the Mardi Gras Casino, which is constructed on a floating stationary barge. The facilities offer a combined total of approximately 62,100 square feet of casino space, 2,215 slot machines and 61 table games. We are currently expanding the Mardi Gras casino and expect to redeploy the North Star to another location when the expansion is complete as expected in second quarter 2001.

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

ST. LOUIS-RIVERPORT

    Harrah's St. Louis-Riverport is a dockside riverboat casino complex owned and operated by the Company in Maryland Heights, Missouri, in northwest
St. Louis County, 16 miles from downtown St. Louis. Following completion of our acquisition of Players, we now own 100% of the operations at this property.

    Harrah's dockside casinos offer a combined total of approximately 120,000 square feet of gaming space, with a total of 3,215 slot machines and 77 table games.

    A shoreside pavilion includes four restaurants, two snack bars, an arcade, an entertainment lounge and retail space. Additional amenities include a 12,150 square foot convention/special events center and child care facilities. Also included in the shoreside facilities is an 8-story hotel with 277 rooms and 14 suites. Parking is available for 4,071 cars, including a portion in a parking garage.

    The complex is located on a site comprised of approximately 214 acres, which is owned by the Company.

    The primary feeder market for Harrah's St. Louis-Riverport is the St. Louis metropolitan area.

METROPOLIS

    Players Metropolis is located in Metropolis, Illinois, on the Ohio River. The dockside riverboat casino facility offers 22,500 square feet of casino space, 1,057 slot machines and 29 table games. The facility, situated on approximately 7.4 acres, includes two restaurants, one snack bar, a 350-seat showroom, approximately 7,000 square feet of meeting space and parking available for 1,048 cars. A $42 million capital project is currently underway to upgrade the Metropolis property's facilities and convert the operation to the Harrah's brand name. This project is expected to be completed in fourth quarter 2001.

    The Company also holds a 12.5% limited partnership interest in a joint venture that operates a 120-room hotel adjacent to the Metropolis facility. Subsequent to the end of the year, the Company reached an agreement to acquire the remaining ownership interest in the hotel in a transaction expected to close in second quarter 2001.

    The primary feeder markets for the Metropolis facility are southern Illinois, Kentucky and Tennessee.

LAKE CHARLES

    Harrah's Lake Charles (formerly Players Lake Charles) is a riverboat casino facility located in Lake Charles, Louisiana. The facility operates two cruising riverboat casinos that dock at a common docking site. The riverboats offer a combined total of 28,300 square feet of gaming space, 1,618 slot machines and 65 table games. The riverboats operate staggered cruise schedules for up to 24 hours a day. While each riverboat is required by state law to cruise, the staggered cruise schedules allow the facility to offer patrons the equivalent of dockside gaming, since a riverboat is almost continually available for boarding by patrons at the docking site. In connection with a $47 million capital project currently underway at the property, we plan to replace one of the existing riverboats with a newer riverboat that we acquired in 1998 and have now refurbished, and make improvements to the hotel. This project included the conversion of the facility to the Harrah's brand name, which occurred in December 2000.

    In addition to the riverboats, the Company's Lake Charles facility includes a 60,000 square foot docking facility, a 264-room hotel, four restaurants, one snack bar and approximately 2,800 parking spaces, including a 500-space, on-site multi-story parking garage.

    The primary feeder markets for the casino are southwestern Louisiana and eastern Texas, including the Houston metropolitan area.

MANAGED CASINOS

NEW ORLEANS

    On October 28, 1999, Harrah's New Orleans Casino opened. The Company owns an approximate 40% beneficial ownership interest in JCC Holding Company ("JCC"), which owns the casino (the "Casino"). The Casino is managed by a subsidiary of the Company pursuant to a management agreement. The Casino includes 100,000 square feet of gaming space with approximately 2,700 slot machines and 130 table games including live poker, a 250-seat buffet, two parking garages, and approximately 10,000 square feet of multi-function, special event, food service and meeting-room space on the first floor of the premises. The Casino contains five themed areas intended to evoke the atmosphere of New Orleans. Parking for approximately 300 cars and approximately 145,000 square feet of back-of-house and support areas are provided underneath the main gaming floor. Two parking facilities, which contain approximately 1,550 parking spaces, are located across Poydras Street and are connected to the Casino by an underground tunnel. The second floor of the Casino premises contains approximately 150,000 square feet of unfinished multipurpose non-gaming entertainment space.

    Initially, the Company guaranteed a $100 million annual payment obligation of JCC owed to the State of Louisiana gaming board (the ``State Obligation") for the period from October 28, 1999 to October 28, 2000 (the "Initial State Guarantee"). In accordance with an existing agreement, the Initial State Guarantee was replaced with a new guarantee (the "Current State Guarantee"), pursuant to which the Company has guaranteed the State Obligation for the period from April 1, 2000, to March 32, 2001. JCC is required to make daily payments of approximately $273,973 to satisfy the State Obligation. The Current State Guarantee obligation is reduced to the extent JCC makes such daily payments. Payments made to the State by the Company pursuant to the Initial State Guarantee and the Current State Guarantee are secured by a first priority collateral security interest in JCC's assets. Payments made to the State by the Company on behalf of JCC under the Initial State Guarantee and the Current State Guarantee during 2000 totaled $44.1 million.

    Subject to the satisfaction of certain cash flow tests and other conditions each year, the Company would have been required to provide a new guarantee to the State for each of the 12-month periods ending March 31, 2002, 2003 and 2004. For the period ending March 31, 2002, the requirement to provide a new guarantee was conditioned upon, among other things, JCC producing net cash flow, as defined, as at least $15 million for the 12-month period ending November 30, 2000. JCC did not satisfy this cash flow test, and the Company gave notice to JCC on December 28, 2000, that it would not renew the Current State Guarantee for the 12-month period ending March 31, 2002.

    On January 4, 2001, JCC filed a voluntary petition for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code. In connection with its reorganization, JCC proposed a plan which contemplates a substantial reduction in the minimum annual payment to the State, a reduction in costs associated with the City of New Orleans lease, modifications of Casino operating restrictions and the agreement of major creditors, including the Company, to a restructuring of JCC's debts. On March 15, 2001, the City of New Orleans City Council adopted ordinances to reduce the City's annual payments from JCC by approximately
$5 million. On March 19, 2001 the reorganization plan was confirmed by the bankruptcy court. On March 21, 2001, the State enacted legislation to
(i) reduce the State Obligation from $100 million to $50 million in the first year and $60 million thereafter and (ii) relax certain Casino operating restrictions by permitting the Casino to offer certain food and hotel services. Final consummation of the reorganization plan is subject to completion of legal documentation satisfactory to all parties, as well as satisfaction of all other conditions to plan consummation.

    Assuming JCC's reorganization plan is consummated, we will guarantee the State Obligation of $50 million in the first year and $60 million for three subsequent years. The Company would receive a fee for providing this guarantee. In addition to the proposed changes in the State Agreements, under the reorganization plan, JCC's capital structure would be changed and the Company would own 49% of the new equity in JCC and hold approximately $51 million of the new debt of JCC. There would be a new $35 million JCC revolving credit facility at market terms, which the Company would provide. The Company has also agreed to changes in the management agreement, which would, among other things,
(i) change the base management fee to an incentive management fee based on earnings of the business before interest expense, income taxes, depreciation and amortization and management fees, (ii) require the Company to provide certain administrative services to JCC as part of its management fee without any reimbursement from JCC and (iii) provide for termination of management services if minimum performance thresholds are not met.

    Due to the filing of bankruptcy by JCC, in fourth quarter 2000 we recorded reserves of $220 million for receivables not expected to be recovered in JCC's reorganization plan. Failure by JCC to consummate its reorganization plan would likely result in loss of its State gaming license and could result in further financial impact to the Company of approximately $73 million, plus any additional amounts funded under the Current State Guarantee.

AK-CHIN

    Harrah's Phoenix Ak-Chin casino is owned by the Ak-Chin Indian Community and is located on approximately 20 acres of land on the Community's reservation, approximately 25 miles south of Phoenix, Arizona. The casino includes 38,000 square feet of casino space with 475 slot machines, 10 poker tables, bingo, keno, two restaurants, one snack bar, an entertainment lounge, 11,050 square feet of meeting room space and a retail shop. The complex has customer parking for approximately 1,100 cars and has valet parking available. We manage the casino for a fee under a management contract. The original contract expired in December 1999, and we have signed a contract with the Ak-Chin Indian Community to continue management of the Casino for another five years after that date. The new agreement contemplates an extension of the Community's compact with the state of Arizona, which expires in 2003. The existing management agreement has been temporarily extended through July 1, 2001 (on the new financial terms) while regulatory approvals for the new agreement are obtained.

    On March 12, 2001, the Ak-Chin Indian Community opened its new 146-room resort hotel.

    The primary feeder markets for the casino are Phoenix and Tucson.

CHEROKEE

    We manage the Harrah's Cherokee Smoky Mountains Casino for the Eastern Band of Cherokee Indians on approximately 56 acres of land on their reservation in Cherokee, North Carolina. The casino includes 60,000 square feet of casino space, with 2,696 video gaming machines. Additional facilities consist of a multi-purpose entertainment room with approximately 1,500 theater-style seats, three restaurants, a gift shop and child care facilities. Parking is available for approximately 1,985 cars. We manage the casino for a fee under a management contract expiring in November 2004.

    The Company has guaranteed the Tribe's repayment of an $82 million bank loan, the proceeds of which were used to construct the Cherokee facility. At year end 2000, approximately $53 million of the loan was outstanding. In connection with the extension of the management contract and expansion of the facility to include a new hotel, we have agreed, subject to various conditions, to guarantee a new loan in the approximate amount of $116 million to be used to pay off the existing approximate $53 million loan and to construct the new hotel at an approximate cost of $63 million. The planned 15-story, 252-room hotel is expected to be connected to the casino via an elevated skywalk and to include 31,000 square feet of convention and conference space, as well as retail and dining space, a 700-space parking structure, a health club, and an indoor pool/spa.

    The casino's primary feeder markets are eastern Tennessee, western North Carolina, as well as northern Georgia and South Carolina.

PRAIRIE BAND

    Harrah's Prairie Band Casino-Topeka, located approximately 17 miles north of Topeka, Kansas, is managed by the Company for the Prairie Band Potawatomi Nation ("Prairie Band") on approximately 80 acres of land owned by the Prairie Band. The casino facilities include 32,958 square feet of casino space with 968 slot machines and 31 table games. The complex also includes a 100-room hotel, a restaurant, a snack bar, an entertainment lounge, a gift shop and parking for 750 vehicles. The facilities are managed by the Company for a fee under a management contract expiring in January 2003. Renewal of the contract would require mutual agreement between the Company and the Prairie Band and approval by the National Indian Gaming Commission.

    Topeka and Wichita are the primary feeder markets for the casino.

RINCON

    The Company has entered into agreements with the Rincon San Luiseno Band of Mission Indians to act as developer and manager for a Casino Hotel project to be built on the Band's land north of San Diego, California. In addition, the company has agreed to loan the Band $29,200,000 to allow it to open a temporary casino pending the approval of the agreements related to the permanent casino by the National Indian Gaming Commission and its construction. The permanent project as currently planned is expected to have 45,000 square feet of gaming space and a 200-room hotel. The expected cost of $125,000,000 will be financed by a bank loan guaranteed by the Company. The temporary casino opened
January 11, 2001, and consists of a one-story, 35,050 square foot building with approximately 17,000 square feet of gaming space and approximately 759 slot machines.

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

                                     OTHER

NATIONAL AIRLINES, INC.

    We own approximately 48% of the stock of National Airlines, Inc., an airline based in Las Vegas that commenced operations in May 1999 and at present offers nonstop flights between Las Vegas and New York, Chicago, Philadelphia, Miami, Dallas, Los Angeles, San Francisco, and Washington, D.C.

    On December 6, 2000, National Airlines, Inc. filed a voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court for the District of Nevada.

    During 1999 and 2000, the Company provided $17.4 million in loans to, and $24.6 million of letters of credit on behalf of, National Airlines, Inc. A letter of credit comprising a portion of such $24.6 million accommodation was drawn in December 2000 in the amount of $8.6 million. The Company has an agreement with another National Airlines, Inc. investor pursuant to which that investor is obligated to reimburse the Company up to approximately 56% of the amounts that may be funded by the Company pursuant to the letters of credit. In response to the National Airlines, Inc. bankruptcy filing, the Company recorded write-offs and reserves in fourth quarter 2000 totaling $39.4 million for its investment in and loans to National Airlines, Inc., and our net exposure under the letters of credit.

OTHER

    We own and operate Bluegrass Downs, a harness racetrack located in Paducah, Kentucky, which we acquired in March 2000 as part of the Players acquisition. The track holds live racing meets each fall, as well as year-round simulcasting of horse racing events.

    We also own a one-third interest in Turfway Park LLC, which is the owner of the Turfway Park race course located on 197 acres in Boone County, Kentucky. We own 47 acres of undeveloped land in the vicinity of the race track, which are currently listed for sale.

    In addition to the above, we are actively pursuing a variety of casino entertainment opportunities in various jurisdictions, including land-based, riverboat and dockside casino and Indian gaming projects. A number of these projects, if they go forward, could require significant capital investments.

                             PATENTS AND TRADEMARKS

    We own the following trademarks used in this document:
Harrah's-Registered Trademark-; Rio-Registered Trademark-;
Showboat-Registered Trademark-; Bill's-Registered Trademark-; Total Gold-Registered Trademark-; Total Rewards-Registered Trademark-; WINet-Registered Trademark-; Harrah's Northern Star(sm); North Star(sm); Harrah's Southern Star II(sm); ShreveStar(sm); Mardi Gras(sm); Palazzo Suites(sm); Sammy's Showroom(sm); South Shore Showroom(sm) and Rio Secco Golf Club(sm). We consider all of these marks, and the associated name recognition, to be valuable to our business. We hold four U.S. patents covering the technology associated with our Total Rewards program--U.S. Patent No. 5,613,912 issued March 25, 1997 (which is the subject of a license agreement with Mikohn Gaming Corporation), U.S. Patent No. 5,761,647 issued June 2, 1998, U.S. patent No. 5,809,482 issued September 15, 1998, and U.S. patent No. 6,003,013 issued December 14, 1999. We consider these patents to be valuable to our business.

                                  COMPETITION

    We own or manage land-based, dockside, riverboat and Indian casino facilities in all of the traditional, and many of the newer, non-traditional, U.S. casino entertainment jurisdictions. We compete with numerous casinos and casino hotels of varying quality and size in the market areas where our properties are located. We also compete with other non-gaming resorts and vacation areas, and with various other casino and other entertainment businesses. The casino entertainment business is characterized by competitors that vary considerably by their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. In certain areas, such as Las Vegas, we compete with a wide range of casinos, some of which are significantly larger and offer substantially more non-gaming activities to attract customers.

    In most markets, we compete directly with other casino facilities operating in the immediate and surrounding market areas. In major casino destinations, such as Las Vegas and Atlantic City, we face competition from other markets in addition to direct competition within our market areas.

    In recent years, with fewer new markets open for development, competition in existing markets has intensified. Many casino operators, including Harrah's Entertainment, have invested in expanding existing facilities, in the development of new facilities in existing markets, such as Las Vegas, and in the acquisition of established facilities in existing markets, such as our acquisition of the casinos owned by Rio, Showboat and Players. This expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors has increased competition in many markets in which we compete, and this intense competition can be expected to continue. These competitive pressures have adversely affected our financial performance in certain markets and, we believe, have also adversely affected the financial performance of certain competitors operating in these markets.

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

    Moreover, the casino entertainment industry is subject to political and regulatory uncertainty. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations--Effects of Current Economic and Political Conditions" on pages 26 and 27 and portions of "Management's Discussion and Analysis--Operating Results and Development Plans" on pages 18 through 24 of the Annual Report, which information is incorporated into this document by reference.

                            GOVERNMENTAL REGULATION

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

    The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy that are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on the Company's Nevada gaming operations.

    Harrah's Entertainment is registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable to own the stock of HOC, which is also a Registered Corporation by virtue of its outstanding debt securities. HOC has been found suitable to own the stock of
(i) Rio Hotel & Casino, Inc. ("Rio"), (ii) Harrah's Las Vegas, Inc. ("HLVI") and
(iii) Harrah's Laughlin, Inc. ("HLI"). Rio has been registered as an intermediary company and found suitable to own the stock of Rio
Properties, Inc. ("RPI") and Rio Leasing, Inc. ("RLI"). HOC, Rio, HLVI, HLI, RPI, and RLI (collectively, the "Gaming Subsidiaries") are required to be registered or licensed by the Nevada Gaming Authorities to enable the Company to conduct gaming operations at Harrah's Lake Tahoe, Bill's Lake Tahoe Casino, Harrah's Reno, Harrah's Las Vegas, Harrah's Laughlin and Rio Suite Hotel & Casino and to engage in manufacturing and distribution of gaming devices. The gaming licenses held by the Gaming Subsidiaries require the periodic payment of fees and taxes and are not transferable. HOC is also licensed as a manufacturer and distributor of gaming devices. HLI and RLI are licensed as distributors of gaming devices. Such manufacturer's and distributor's licenses also require the annual payment of fees and are not transferable.

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

    The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, Harrah's Entertainment or the Gaming Subsidiaries to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Gaming Subsidiaries must file applications with the Nevada

Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of Harrah's Entertainment, HOC, or Rio who are actively and directly involved in gaming activities of the Gaming Subsidiaries may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

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

    The Nevada Act requires any person who acquires beneficial ownership of more than 5% of Harrah's Entertainment voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of Harrah's Entertainment voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor" (as defined in the Nevada Act), that acquires more than 10%, but not more than 15%, of Harrah's Entertainment voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of Harrah's Entertainment, any change in the Company's corporate charter, bylaws, management, policies or operations of Harrah's Entertainment, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding Harrah's Entertainment voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

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

    Harrah's Entertainment is required to maintain a current stock ledger at its corporate headquarters in Las Vegas, Nevada, which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. Harrah's Entertainment also is required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require Harrah's Entertainment's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement on Harrah's Entertainment.

    Harrah's Entertainment and HOC may not make a public offering of their securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On November 20, 2000, the Nevada Commission granted Harrah's Entertainment and HOC prior approval to make public offerings for a period of two years, subject to certain conditions ("Shelf Approval"). The Shelf Approval also applies to any affiliated company wholly owned by Harrah's Entertainment (an "Affiliate") that is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval also includes approval for the Gaming Subsidiaries to guarantee any security issued by, or to hypothecate their assets to secure the payment or performance of any obligations evidenced by a security issued by Harrah's Entertainment or an Affiliate in a public offering under the Shelf Approval. The Shelf Approval also includes approval to place restrictions upon the transfer of and entering into of agreements not to encumber the equity securities of the Gaming Subsidiaries. The Shelf Approval, however, may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

    License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Gaming Subsidiaries' respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling or serving of food or refreshments or the selling of merchandise. Nevada licensees that hold manufacturer's or distributor's license also pay certain fees and taxes to the State of Nevada.

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

GAMING--NEW JERSEY

    As a holding company of Marina Associates ("Marina"), which holds a license to operate Harrah's Atlantic City, and of Atlantic City Showboat, Inc. ("Showboat"), which holds a license to operate Showboat Casino Hotel, Harrah's Entertainment is subject to the provisions of the New Jersey Casino Control Act (the "New Jersey Act"). The ownership and operation of casino hotel facilities in Atlantic City, New Jersey are the subject of pervasive state regulation pursuant to the New Jersey Act and the regulations adopted thereunder by the New Jersey Casino Control Commission (the "New Jersey Commission"). The New Jersey Commission is empowered to regulate a wide spectrum of gaming and non-gaming related activities and to approve the form of ownership and financial structure of not only the casino licensees, Marina and Showboat, but also their intermediary and ultimate holding companies, including Harrah's Entertainment and HOC. In addition to taxes imposed by the State of New Jersey on all businesses, the New Jersey Act imposes certain fees and taxes on casino licensees, including an 8% gross gaming revenue tax, an investment alternative obligation of 1.25% (or an investment alternative tax of 2.5%) of gross gaming revenue (generally defined as gross receipts less payments to customers as winnings) and various license fees.

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

    The New Jersey Act requires that all officers, directors and principal employees of the casino licensees be licensed. In addition, each person who directly or indirectly holds any beneficial interest or ownership of the casino licensees and any person who in the opinion of the New Jersey Commission has the ability to control the casino licensees must obtain qualification approval. Each holding and intermediary company having an interest in the casino licensees must also obtain qualification approval by meeting essentially the same standards as that required of the casino licensees. All directors, officers and persons who directly or indirectly hold any beneficial interest, ownership or control in any of the intermediary or ultimate holding companies of the casino licensees may have to seek qualification from the New Jersey Commission. Lenders, underwriters, agents, employees and security holders of both equity and debt of the intermediary and holding companies of the casino licensees and any other person whom the New Jersey Commission deems appropriate may also have to seek qualification from the New Jersey Commission. Because Harrah's Entertainment and HOC are publicly-traded holding companies (as defined by the New Jersey Act), however, the persons described in the two previous sentences may be waived from compliance with the qualification process if the New Jersey Commission, with the concurrence of the Director of the New Jersey Division of Gaming Enforcement, determines that they are not significantly involved in the activities of Marina and/or Showboat and, in the case of security holders, that they do not have the ability to control Harrah's Entertainment (or its subsidiaries) or elect one or more of its directors. Any person holding 5% or more of a security in an intermediary or ultimate holding company, or having the ability to elect one or more of the directors of a company, is presumed to have the ability to control the company and thus may be required to seek qualification unless the presumption is rebutted. Notwithstanding this presumption of control, the New Jersey Act permits the waiver of the qualification requirements for passive "institutional investors" (as defined by the New Jersey Act), when such institutional holdings are for investment purposes only and where such securities represent less than 10% of the equity securities of a casino licensee's holding or intermediary companies or debt securities of a casino licensee's holding or intermediary companies not exceeding 20% of a company's total outstanding debt or 50% of an individual debt issue. The waiver, which is subject to certain specified conditions including, upon request, the filing of a certified statement that the investor has no intention of influencing the affairs of the issuer, may be granted to an "institutional investor" holding a higher percentage of such securities upon a showing of good cause. If an "institutional investor" is granted a waiver of the qualification requirements and subsequently changes its investment intent, the New Jersey Act provides that no action other than divestiture may be taken by the investor without compliance with the Interim Casino Authorization Act (the "Interim Act") described below.

    In the event a security holder of either equity or debt is required to qualify under the New Jersey Act, the provisions of the Interim Act may be triggered requiring, among other things, either: (i) the filing of a completed application for qualification within 30 days after being ordered to do so, which application must include an approved Trust Agreement pursuant to which all securities of Harrah's Entertainment (or its respective subsidiaries) held by the security holder must be placed in trust with a trustee who has been approved by the New Jersey Commission; or (ii) the divestiture of all securities of Harrah's Entertainment (or its respective subsidiaries) within 120 days after the New Jersey Commission determines that qualification is required or declines to waive qualification, provided the security holder files a notice of intent to divest within 30 days after the determination of qualification. If a security holder files an application pursuant to the Interim Act, during the period the Trust Agreement remains in place, such holder may, through the approved trustee, continue to exercise all rights incident to the ownership of the securities with the exception that: (i) the security holder may only receive a return on its investment in an amount not to exceed the actual cost of the investment (as defined by the New Jersey Act) until the New Jersey Commission finds such holder qualified; and (ii) in the event the New Jersey Commission finds there is reasonable cause to believe that the security holder may be found unqualified, the Trust Agreement will become fully operative vesting the trustee with all rights incident to ownership of the securities pending a determination on such holder's qualifications; provided, however, that during the period the securities remain in trust, the security holder may petition the New Jersey Commission to: (a) direct the trustee to dispose of the trust property; and
(b) direct the trustee to distribute proceeds thereof to the security holder in an amount not to exceed the lower of the actual cost of the investment or the value of the securities on the date the Trust became operative. If the security holder is ultimately not found to be qualified, the trustee is required to sell the securities and to distribute the proceeds of the sale to the applicant in an amount not exceeding the lower of the actual cost of the investment or the value of the securities on the date the Trust became operative (if not already sold and distributed at the direction of the security holder) and to distribute the remaining proceeds to the Casino Revenue Fund. If the security holder is found qualified, the Trust Agreement will be terminated.

    The New Jersey Commission can find that any holder of the equity or debt securities issued by Harrah's Entertainment or its subsidiaries is not qualified to own such securities. If a security holder of Harrah's Entertainment or its subsidiaries is found disqualified, the New Jersey Act provides that it is unlawful for the security holder to: (i) receive any dividends or interest payment on such securities; (ii) exercise, directly or indirectly, any rights conferred by the securities; or (iii) receive any remuneration from the company in which the security holder holds an interest. To implement these provisions, the New Jersey Act requires, among other things, casino licensees and their holding companies to adopt provisions in their certificate of incorporation providing for certain remedial action in the event that a holder of any security of such company is found disqualified. The required certificate of incorporation provisions vary depending on whether such company is a publicly or privately traded company as defined by the New Jersey Act. The Certificates of Incorporation of Harrah's Entertainment and HOC (both "publicly-traded companies" as defined by the New Jersey Act) contain provisions that provide Harrah's Entertainment and HOC, respectively, with the right to redeem the securities of disqualified holders, if necessary, to avoid any regulatory sanctions, to prevent the loss or to secure the reinstatement of any license or franchise held by Harrah's Entertainment or HOC or their affiliates, or if such holder is determined by any gaming regulatory agency to be unsuitable, has an application for a license or permit rejected, or has a previously issued license or permit rescinded, suspended, revoked or not renewed. The Certificates of Incorporation of Harrah's Entertainment and HOC also contain provisions defining the redemption price and the rights of a disqualified security holder. In the event a security holder is disqualified, the New Jersey Commission is empowered to propose any necessary action to protect the public interest, including the suspension or revocation of the casino license of Marina and/or Showboat. The New Jersey Act provides, however, that the New Jersey Commission shall not take action against a casino licensee or its parent companies with respect to the continued ownership of the security interest by the disqualified holder, if the New Jersey Commission finds that: (i) such company has a certificate of incorporation provision providing for the disposition of such securities as discussed above; (ii) such company has made a good faith effort to comply with any order requiring the divestiture of the security interest held by the disqualified holder; and (iii) the disqualified holder does not have the ability to control the casino licensee or its parent companies or to elect one or more members to the board of directors of such company. The Certificate of Incorporation of HOC further provides that debt securities issued by HOC are held subject to the condition that if a holder is found unsuitable by any governmental agency the corporation shall have the right to redeem the securities.

    If, at any time, it is determined that Marina, Showboat or their holding companies have violated the New Jersey Act or regulations promulgated thereunder or that such companies cannot meet the qualification requirements of the New Jersey Act, Marina and/or Showboat could be subject to fines, or their licenses could be suspended or revoked. If Marina's or Showboat's license is suspended or revoked, the New Jersey Commission could appoint a Conservator to operate and dispose of the casino hotel facilities of Marina and/or Showboat. A Conservator would be vested with title to the assets of Marina and/or Showboat, subject to valid liens, claims and encumbrances. The Conservator would be required to act under the general supervision of the New Jersey Commission and would be charged with the duty of conserving, preserving and, if permitted, continuing the operation of the casino hotel. During the period of any such conservatorship, the Conservator may not make any distributions of net earnings without the prior approval of the New Jersey Commission. The New Jersey Commission may direct that all or part of such net earnings be paid to the Casino Revenue Fund; provided, however, that a suspended or former licensee is entitled to a fair rate of return.

    The New Jersey Commission granted Marina a plenary casino license in connection with Harrah's Atlantic City in November 1981, and granted Showboat a plenary casino license in connection with

Showboat Casino Hotel in March 1987. Each of Marina's and Showboat's licenses has been renewed since then. In April 2000, the New Jersey Commission renewed Marina's license for a four-year period and also found Harrah's Entertainment and HOC to be qualified as holding companies of Marina. In January 2001, the New Jersey Commission renewed Showboat's license until April 2004 to be co-terminous with Marina's license and also found Harrah's Entertainment and HOC to be qualified as holding companies of Showboat.

GAMING--ILLINOIS

    The ownership and operation of a gaming riverboat in Illinois is subject to extensive regulation under the Illinois Riverboat Gambling Act (the "Act") and the rules and regulations promulgated thereunder. A five-member Illinois Gaming Board is charged with such regulatory authority, including the issuance of the 10 authorized riverboat gaming owner's licenses. The granting of an owner's license involves a preliminary approval procedure in which the Illinois Gaming Board issues a finding of preliminary suitability to a license applicant and effectively reserves a gaming license for such applicant. An owner's license is issued for an initial period of three years and may be renewed thereafter by the Illinois Gaming Board for periods of up to four years. The Illinois Gaming Board has issued all 10 licenses authorized by the Act. Des Plaines Development Limited Partnership ("DPDLP"), of which 80% is owned by Harrah's Illinois Corporation, an indirect subsidiary of the Company, received an owner's license in 1993. DPDLP is licensed to operate two riverboats in Joliet, Illinois. In September 2000, the Illinois Gaming Board renewed DPDLP's owner's license for a period of four years. Southern Illinois Riverboat Casino Cruises, Inc. ("SIRCC") is licensed to operate a riverboat in Metropolis, Illinois. SIRCC became an indirect subsidiary of the Company in March of 2000 in connection with the acquisition of Players International, Inc. SIRCC had been issued an owner's license in February of 1993. In February 2001, the Illinois Gaming Board renewed SIRCC's owners license for a period of four years.

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

    An applicant is ineligible to receive an owner's license if the applicant, any of its officers, directors or managerial employees or any person who participates in the management or operation of gaming operations: (i) has been convicted of a felony; (ii) has been convicted of any violation under
Article 28 of the Illinois Criminal Code or any similar statutes in any other jurisdiction; (iii) has submitted an application that contains false information; or (iv) is a member of the Illinois Gaming Board. In addition, an applicant is ineligible to receive an owner's license if a license of the applicant issued under the Illinois Riverboat Gambling Act or a license to own or operate gaming facilities in any other jurisdiction has been revoked.

    In determining whether to grant a license, the Illinois Gaming Board considers: (i) the character, reputation, experience and financial integrity of the applicant; (ii) the type of facilities (including riverboat and docking facilities) proposed by the applicant; (iii) the highest prospective total revenue to be derived by the State of Illinois from the conduct of riverboat gaming; (iv) affirmative action plans of the applicant, including minority training and employment; (v) the financial ability of the applicant to purchase and maintain adequate liability and casualty insurance; and (vi) whether the applicant has adequate capitalization to provide and maintain, for the duration of a license, a riverboat. Municipal (or county, if a gaming riverboat is located outside of a municipality) approval of the docking of riverboats in the municipality (or county, if a gaming riverboat is located outside of a municipality) is required, and all documents, resolutions, and letters of support must be submitted with the initial application.

    A holder of an owner's license is subject to the imposition of fines, suspension or revocation of its license for any act that is injurious to the public health, safety, morals, good order, and general welfare of the people of the State of Illinois, or that would discredit or tend to discredit the Illinois gaming industry or the State of Illinois, including, without limitation:
(i) failing to comply with or make provision for compliance with the Illinois Riverboat Gaming Act, the rules promulgated thereunder, any federal, state or local law or regulation or the licensee's internal control system; (ii) failing to comply with any order or ruling of the Illinois Gaming Board or its agents pertaining to gaming; (iii) receiving goods or services from a person or business entity that does not hold a supplier's license issued by the Illinois Gaming Board, but that is required to hold such license by the Illinois Riverboat Gambling Act or the rules promulgated thereunder; (iv) being suspended or ruled ineligible or having a license revoked or suspended in any state or gaming jurisdiction; (v) associating with, either socially or in business affairs, or employing persons of, notorious or unsavory reputation or who have extensive police records, or who have failed to cooperate with any officially constituted investigatory or administrative body and would adversely affect public confidence and trust in gaming; and (vi) employing in any Illinois riverboat's gaming operation any person known to have been found guilty of cheating or using any improper device in connection with any game. Licensees may be fined for each violation up to an amount equal to the gross receipts derived from wagering on the day of the violation.

    An ownership interest in a license or in a licensee's business entity or entities, other than a publicly held business entity that holds an owner's license, may not be transferred without approval of the Illinois Gaming Board. In addition, an ownership interest in a license or in a business entity, other than a publicly held business entity, which holds either directly or indirectly an owner's license, may not be pledged as collateral without approval of the Illinois Gaming Board.

    A person employed at a riverboat gaming operation must hold an occupational license that permits the holder to perform only those activities included within such holder's level of occupational license or any lower level of occupational license. In addition, the Illinois Gaming Board issues supplier's licenses, which authorize the supplier licensee to sell or lease gaming equipment and supplies to any licensee involved in the ownership and management of gaming operations.

    Applicants for and holders of an owner's license are required to obtain formal prior approval from the Illinois Gaming Board for changes proposed in the following areas: (i) key persons; (ii) type of entity; (iii) equity and debt capitalization of the entity; (iv) investors and/or debt holders; (v) source of funds; (vi) economic development plans or proposals; (vii) riverboat capacity or significant design change; (viii) gaming positions; (ix) anticipated economic impact; or (x) agreements, oral or written, relating to the acquisition or disposition of property (real or personal) of a value greater than $1 million.

    A holder of an owner's license is allowed to make distributions to its partners, shareholders or itself only to the extent that such distribution would not impair the financial viability of the gaming operation. Factors to be considered by the licensee in making this determination include, but are not limited to, the following: (i) cash flow, casino cash and working capital requirements; (ii) debt service requirements and covenants associated with financial instruments, (iii) requirements for repairs, maintenance and capital improvements; (iv) employment or economic development requirements of the Illinois Riverboat Gambling Act; and (v) a licensee's financial projections.

    The Illinois Gaming Board will require a Business Entity or Personal Disclosure Form and approval as a key person for any business entity or individual with an ownership interest or voting rights of more than 5% in a licensee, the trustee of any trust holding such ownership interest or voting rights, the directors of the licensee and its chief executive officer, president and chief operating officer, as well as any other individual or entities deemed by the Illinois Gaming Board to hold a position or a level of ownership, control or influence, that is material to the regulatory concerns and obligations of the Illinois Gaming Board. Each key person must file, on an annual basis, a disclosure affidavit, updated personal and background information, and updated tax and financial information. Key persons are required to promptly disclose to the Illinois Gaming Board any material changes in status or information previously provided to the Illinois Gaming Board, and to maintain their suitability as key persons. For the Illinois Gaming Board to identify potential key persons, each holder of an owner's license is required to file a table of organization, ownership and control with the Illinois Gaming Board to identify the individuals or entities that through direct or indirect means manage, own or control the interests and assets of the applicant or licensee. Based upon findings from an investigation into the character, reputation, experience, associations, business probity and financial integrity of a key person, the Illinois Gaming Board may enter an order upon the licensee requiring economic disassociation of a key person. Each licensee is required to provide a means for the economic disassociation of a key person in the event such disassociation is required.

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

    The Illinois Riverboat Gambling Act, as amended, imposes an annual graduated wagering tax on adjusted gross receipts (generally defined as gross receipts less payments to customers as winnings) from gambling games. The graduated tax rate is as follows: up to $25 million--15%; $25 to $50 million--20%; $50 to $75 million--25%; $75 to $100 million--30%; in excess of $100 million--35%. The tax imposed is to be paid by the licensed owner to the Illinois Gaming Board on the day after the day when the wagers were made. Of the proceeds of that tax, an amount equal to 5% of the riverboat's adjusted gross receipts goes to the local government where the home dock is located, a small portion goes to the Illinois Gaming Board for administration and enforcement expenses, and the remainder goes to State Education Assistance Fund.

    The Illinois Riverboat Gambling Act also requires that licensees pay a $2.00 admission tax for each person admitted to a riverboat. Of this admission tax, the host municipality or county receives $1.00. The licensed owner is required to maintain public books and records clearly showing amounts received from admission fees, the total amount of gross receipts and the total amount of adjusted gross receipts.

    All use, occupancy and excise taxes that apply to food and beverages and all taxes imposed on the sale or use of tangible property apply to sales aboard riverboats.

    In 1999, the Illinois Riverboat Gambling Act was amended by Illinois Public Act 91-40 to, among other things, allow dockside gaming, the ownership of multiple casino licenses, and the movement of a riverboat gaming license from one location to another. Subsequently, a lawsuit was filed in a state circuit court challenging the constitutionality of certain aspects of the amendment. This lawsuit was dismissed on January 25, 2001. It is not known whether the plaintiffs will seek an appeal of the decision dismissing the lawsuit. If an appeal is pursued and the underlying lawsuit is ultimately successful, it may result in a finding that the entire amendment is unconstitutional. Such a finding could have a material adverse effect on the Company's ownership of multiple casino licenses and the operating results of the Company's riverboats.

    As a condition of approving the acquisition of Players International, Inc., the Illinois Gaming Board required the Company to enter into a Transfer of Ownership Agreement. In 1999 the Illinois Riverboat Gambling Act was amended by Illinois Public Act 91-40, which, among other amendments described above, deleted the provision that prevented a person or entity from receiving an owner's license if that person or entity owned more than a 10% ownership interest in any entity holding an owner's license. Subsequently a lawsuit was filed in a state circuit court challenging the constitutionality of certain provisions of Public Act 91-40. In the event of a final, non-appealable judicial ruling after the exhaustion of all available avenues of review resulting in Public Act 91-40 being found invalid insofar as it relates to the provision prohibiting an ownership interest of more than 10% in multiple owners licenses and causing the reinstatement of that provision back into the Illinois Riverboat Gambling Act, the Transfer of Ownership Agreement would require the Company to place all of the shares of SIRCC into a trust. The Company has entered into a Trust Agreement with Lasalle Bank National Association, as trustee. Should the shares of SIRCC be placed into trust, the property would remain open and be managed for a fee by a subsidiary of the Company. While the shares of SIRCC are in trust, the Company would for a period of one year from the date the shares were placed into the trust, pursue a sale of those shares at fair market value. If such a sale does not occur during that period (or such period as extended by the Illinois Gaming Board), SIRCC's owners license would be relinquished unless the trust was otherwise extinguished pursuant to the terms of the Transfer of Ownership Agreement because of a legislative amendment to the Illinois Riverboat Gambling Act deleting the restriction on ownership interests in multiple owners licenses or a restructuring consistent with any such restriction should it remain. In the event SIRCC's owners license was relinquished, SIRCC would be obligated to pay the Illinois Gaming Board an amount equal to ninety percent of the operating profits earned during the time period the SIRCC shares were held in trust. On January 25, 2001, the Illinois circuit court dismissed the litigation challenging the validity of Public Act 91-40 on the grounds that the plaintiffs lacked standing to challenge the law and had failed to exhaust their administrative remedies. The court did not reach the merits of the plaintiffs' constitutional challenges. It is not known whether the plaintiffs will seek an appeal of the decision dismissing the lawsuit.

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

    The Mississippi Act requires that a person (including any corporation or other entity) be licensed to conduct gaming activities in the State of Mississippi. A license will be issued only for a specified location which has been approved in advance as a gaming site by the Mississippi Commission. Harrah's Vicksburg Corporation, an indirect subsidiary of the Company, is licensed to operate a casino in Vicksburg, Mississippi. Another indirect subsidiary of the Company, Tunica Partners II L.P., is the licensed operator of a casino in Tunica, Mississippi. Both Harrah's Vicksburg Corporation and Tunica Partners II L.P. were re-licensed by the Mississippi Commission in September of 1999 for a two year period. In addition, a parent company of a company holding a license must register under the Mississippi Act. The Company and HOC are registered with the Mississippi Commission.

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

    Pursuant to the Mississippi Regulations, a person is prohibited from acquiring control of Harrah's Entertainment without prior approval of the Mississippi Commission. Harrah's Entertainment also is prohibited from consummating a plan of recapitalization proposed by management in opposition to an attempted acquisition of control of Harrah's Entertainment that involves the issuance of a significant dividend to common stock holders, where such dividend is financed by borrowings from financial institutions or the issuance of debt securities. In addition, Harrah's Entertainment is prohibited from repurchasing any of its voting securities under circumstances (subject to certain exemptions) where the repurchase involves more than one percent of Harrah's Entertainment outstanding common stock at a price in excess of 110 percent of the then-current market value of Harrah's Entertainment common stock from a person who owns and has for less than one year owned more than three percent of Harrah's Entertainment outstanding common stock, unless the repurchase has been approved by a majority of Harrah's Entertainment shareholders voting on the issue (excluding the person from whom the repurchase is being made) or the offer is made to all other shareholders of Harrah's.

    Harrah's Entertainment must obtain prior approval from the Mississippi Commission for any subsequent public offering of the securities of Harrah's Entertainment if any part of the proceeds from that offering are intended to be used to pay for or reduce debt used to pay for the construction, acquisition or operation of any gaming facility in Mississippi. In addition, to register with the Mississippi Commission as a publicly held holding corporation, Harrah's Entertainment must provide further documentation that is satisfactory to the Mississippi Commission, which includes all documents filed with the Securities and Exchange Commission.

    Under the Mississippi Act, any person who acquires more than five percent of the equity securities of a publicly traded corporation registered with the Mississippi Commission must report the acquisition to the Mississippi Commission, and that person may be required to be found suitable. Also, any person who becomes a beneficial owner of more than ten percent of any class of voting securities of such a company must apply for a finding of suitability by the Mississippi Commission and must pay the costs and fees that the Mississippi Commission incurs in conducting the investigation. The Mississippi Commission has generally exercised its discretion to require a finding of suitability of any beneficial owner of more than five percent of a registered public company's voting securities. However, the Mississippi Commission has adopted a policy that may permit "institutional investors" (as defined in the policy), individually or in association with others, to beneficially own up to fifteen percent of the voting securities of a publicly traded corporation registered with the Mississippi Commission without a finding of suitability. An institutional investor acquiring beneficial ownership of more than fifteen percent of the voting securities of such a company would be required to be found suitable by the Mississippi Commission. Regardless of the amount of securities owned, any person who has any beneficial ownership in the common stock of Harrah's Entertainment may be required to be found suitable if the Mississippi Commission has reason to believe that such ownership would be inconsistent with the declared policies of the State of Mississippi. Any person who is required to be found suitable must apply for a finding of suitability from the Mississippi Commission within 30 days after being requested to do so, and must deposit a sum of money which is adequate to pay the anticipated investigatory costs associated with such finding. Any person who is found not to be suitable by the Mississippi Commission shall not be permitted to have any direct or indirect ownership in Harrah's Entertainment common stock. Any person who is required to apply for a finding of suitability and fails to do so, or who fails to dispose of his or her interest in the Company's common stock if found unsuitable, is guilty of a misdemeanor. If a finding of suitability with respect to any person is not applied for where required, or if it is denied or revoked by the Mississippi Commission, the Company is not permitted to pay such person for services rendered, or to employ or enter into any contract with such person.

    Although the Mississippi Commission generally does not require the individual holders of obligations such as notes to be investigated and found suitable, the Mississippi Commission retains the discretion to do so for any reason, including, but not limited to, a default, or a situation in which the holder of the debt instrument exercises a material influence over the gaming operations of the entity in question. Any holder of debt or equity securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Commission in connection with the investigation.

    The Company is required to maintain current stock ledgers in the State of Mississippi, which may be examined by a representative of the Mississippi Commission at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company also is required to render maximum assistance in determining the identity of the beneficial owner.

    The Mississippi Commission has adopted a regulation requiring as a condition of licensure or license renewal that a gaming establishment plan include a 500 car parking facility in close proximity to the casino complex and infrastructure facilities that will amount to at least twenty five percent of the casino cost. The Company is in compliance with this requirement. The Mississippi Commission adopted a regulation that increased the infrastructure requirement to one hundred percent from the existing twenty five percent. However, the regulation grandfathers existing licensees and applies only to new casino projects and casinos that are not operating at the time of acquisition or purchase.

    Because the Company is licensed to conduct gaming in the State of Mississippi, neither Harrah's Entertainment nor any subsidiary may engage in gaming activities in Mississippi while also conducting gaming operations outside of Mississippi without approval of the Mississippi Commission. The Mississippi Commission has approved the conduct of gaming in all jurisdictions in which the Company has ongoing operations or approved projects. There can be no assurance that any future approvals will be obtained. The failure to obtain such approvals could have a materially adverse effect on Harrah's.

GAMING--LOUISIANA

    On October 30, 1998, the plan of reorganization of Harrah's Jazz Company, a partnership formed for the purposes of developing, owning and operating the land-based casino in New Orleans, was consummated (the "Plan"). Pursuant to the Plan, a newly formed entity, Jazz Casino Company, L.L.C. ("JAZZ"), assumed responsibility for, among other things, operating the casino (the "New Orleans Casino") in accordance with a casino operating contract (the "Casino Contract") with the Louisiana Gaming Control Bord ("LGCB"). In exchange for an equity investment, a subsidiary of the Company acquired, at the time of consummation of the Plan, approximately a 43% equity interest in the parent of JAZZ (which is subject to certain options). JAZZ is wholly owned by JCC Holding Company. A subsidiary of the Company, Harrah's New Orleans Management Company ("HNOMC") manages the New Orleans Casino pursuant to a management agreement with JAZZ. On January 4, 2001, JCC Holding Company, JAZZ and certain affiliated entities which owns the casino, filed a petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code. See "Casino Entertainment-Managed Casinos-New Orleans." On January 12, 2001, JAZZ and its affiliates filed a Plan of Reorganization that was confirmed by the Bankruptcy Court on March 19, 2001. In view of recent changes to Louisiana law and pursuant to the Plan, JAZZ has negotiated certain amendments to the Casino Contract ("Amendments to the Casino Contract"). The Plan and the Amendments to the Casino Contract are anticipated to become effective on or before March 31, 2001.

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

    The Gaming Act and the Rules and Regulations, all of which are subject to amendment or revision from time to time, establish significant regulatory requirements with respect to gaming activities, including, without limitation, suitability standards for direct and indirect investors, requirements with respect to minimum accounting and financial practices, standards for gaming devices and surveillance, licensure requirements for vendors and employees, and permissible food services. Failure to comply with the Gaming Act and the Rules and Regulations could result in disciplinary action, including fines and suspension or revocation of a license or suitability. Certain regulatory violations could also constitute an event of default under the Amended and Renegotiated Casino Operating Contract.

    The license to own and operate the casino derives from the Casino Contract. Subject to the terms and conditions of the Casino Contract, the term of the authorization for gaming runs to July 2014, with a ten-year renewal period.

    The Gaming Act and the Rules and Regulations require suitability findings for, among others, HNOMC and the Company, anyone with a direct ownership interest (regardless of percentage interest) or the ability to control JAZZ, HNOMC and the Company as well as certain officers and directors of such companies, certain employees and certain specified debt holders and lenders loaning funds related to the Casino project. Suitability of an applicant requires that the applicant demonstrate by clear and convincing evidence that, among other things, (i) the applicant is a person of good character, honesty and integrity; (ii) the applicant's prior activities, criminal record, if any, reputation, habits and associations do not pose a threat to the public interest of the State or the regulation and control of casino gaming or create or enhance the dangers of unsuitable, unfair or illegal practices, methods and activities in the conduct of gaming or the carrying on of the business and financial arrangements incidental thereto; and (iii) the applicant is capable of and is likely to conduct the activities for which a license or contract is sought. In addition, to be found suitable for purposes of the Casino Contract, JAZZ must demonstrate by clear and convincing evidence that: (i) it has or guarantees acquisition of adequate business competence and experience in the operation of casino gaming operations; (ii) the proposed financing is adequate for the proposed operation and is from suitable sources; and (iii) it has or is capable of and guarantees the obtaining of a bond or satisfactory financial guarantee of a sufficient amount, as determined by the LGCB, to guarantee successful completion of and compliance with the Casino Contract or such other projects that are regulated by the LGCB.

    Pursuant to the Gaming Act and Rules and Regulations, any person holding or controlling a direct or beneficial 5% or more equity interest (either alone or in combination with others) in a direct or indirect holding company of JAZZ or HNOMC is presumed to have the ability to control JAZZ or HNOMC (or their holdings companies, as the case may be), requiring a finding of suitability, unless, among other things: (i) the presumption is rebutted by clear and convincing evidence; or (ii) the holder is one of several specified passive institutional investors and, upon request, such institution files necessary documentation demonstrating that it does not have the ability to control such entity and that it does not intend to influence the affairs of JAZZ or HNOMC. To the extent any holder of such securities fails to satisfy such requirement, such holder may be required to obtain certain qualifications or approvals (including a finding of suitability) from the LGCB to continue to hold such securities. Any failure to obtain such qualifications or approvals may subject such security holders to certain requirements, limitations or prohibitions, including a requirement that such security holders liquidate their securities at a time or at a cost that is otherwise unfavorable to such security holders.

    Pursuant to the Gaming Act and Rules and Regulations, the LGCB has the authority to deny, revoke, suspend, limit, condition, or restrict any finding of suitability. Under the Rules and Regulations, the LGCB also has the authority to take further action against JAZZ or HNOMC on the grounds that a person found suitable as required by the Gaming Act is associated with, or controls, or is controlled by, or is under common control with, an unsuitable or disqualified person. Pursuant to the Rules and Regulations and the Casino Contract, if at any time the LGCB finds that any person required to be and remain suitable has failed to demonstrate suitability, the LGCB may, consistent with the Gaming Act and the Casino Contract, take any action that the LGCB deems necessary to protect the public interest. Pursuant to the Rules and Regulations, however, if a person associated with JAZZ, HNOMC or their affiliate, intermediary or holding companies, as the case may be, has failed to be found or remain suitable, the LGCB will not declare such companies unsuitable as a result if such companies comply with the conditional licensing provisions, take immediate good faith action and comply with any order of the LGCB to cause such person to dispose of its interest, and, before such disposition, ensure that the disqualified person does not receive any ownership benefits. The above safe harbor protections do not apply if JAZZ, HNOMC or their affiliate, intermediary, or holding companies, as the case may be: (i) fail to remain suitable, (ii) had actual or constructive knowledge of the facts that are the basis of the LGCB regulatory action and failed to take appropriate action, or (iii) are so tainted by such person that it affects the suitability of such entity under the standards of the Gaming Act.

    Pursuant to the Gaming Act, the LGCB and the its investigatory arm, the State Police, are also required to issue licenses or permits to certain persons associated with gaming operations, including: (i) certain employees of JAZZ and HNOMC; (ii) certain manufacturers, distributors and suppliers of gaming devices;
(iii) certain suppliers of non-gaming goods or services; (iv) any person who furnishes services or property to JAZZ pursuant to an arrangement pursuant to which the person receives payments based on earnings, profits or receipts from gaming operations; and (v) any other persons deemed necessary by the LGCB. The securing of the requisite licenses and permits pursuant to the Gaming Act are a prerequisite for conducting, operating or performing any activity regulated by the LGCB or the Gaming Act. The Gaming Act provides that the LGCB has full and absolute power to deny an application, or to limit, condition, restrict, revoke or suspend any license, permit or approval, or to find unsuitable any person licensed, permitted or approved for any cause specified in the Gaming Act or rules promulgated by the LGCB. The Rules and Regulations provide that the LGCB may take any of the foregoing actions with respect to any person licensed, permitted, or approved, or any person registered, found suitable, or holding a contract, for any cause deemed reasonable.

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

    Pursuant to the Gaming Act, the gaming activities that may be conducted at the official gaming establishment, subject to the rule-making authority of the LGCB, include any banking or percentage game that is played with cards, dice or any electronic, electrical or mechanical device or machine for money, property or any thing of value, but exclude lottery, bingo, charitable games, raffles, electronic video bingo, pull tabs, cable television bingo, wagering on dog or horse races, sports betting or wagering on any type of sports contest or event.

    Pursuant to the existing Casino Contract, for each fiscal year of the Casino's operation, JAZZ is required to pay to LGCB the greater of
(i) $100 million; and (ii) the sum of a sliding scale of gross gaming revenue that begins with a percentage of 18.5% of such revenues up to $600 million and escalates in differing percentages to a high of 25% for such revenues in excess of $900 million. JAZZ is required to make such payments in daily increments, with an end of year settlement for gross gaming revenues in excess of $100 million. At least one day prior to the beginning of each fiscal year (no later than March 31st of each year), JAZZ is required to post with LGCB an unconditional guaranty of the minimum $100 million payments to LGCB in a form acceptable to LGCB and issued by a lender or third party with resources suitable to cover this payment (as determined by LGCB). Under the terms of the Casino Contract, the failure to post such a guaranty results in the automatic termination of the Casino Contract with no cure period.

    Pursuant to the terms of the Plan of Reorganization of JAZZ and pursuant to certain legislation that, among other things, reduces the minimum payments due LGCB from $100 million to $50 million for the period from April 1, 2001 through March 31, 2002 (the "JAZZ Fiscal Year") and to $60 million for each JAZZ Fiscal Year thereafter for the term of the Casino Contract (collectively referred to as the "Minimum Payment"), JAZZ and LGCB renegotiated the Amendments to the Casino Contract. Pursuant to the Amendments to the Casino Contract, for the period beginning April 1, 2001, JAZZ is required to pay LGCB the greater of (i) the Minimum Payment, and (ii) the sum of a sliding scale of gross gaming revenues that begins at a percentage of 21 1/2% for gross gaming revenues up to $500 million and escalates to a high of 29% for such revenues in excess of $900 million. JAZZ is required to pay the Minimum Payment in daily increments (the "New Daily Payments"), with an end of the year settlement for any percentage of gross gaming revenues in excess of such amount.

    Pursuant to the Amendments to the Casino Contract and pursuant to an unconditional guaranty executed by the Company, effective on the consummation of the Plan of Reorganization of JAZZ, the Company has agreed to guaranty to LGCB the New Daily Payments due from JAZZ for the four year period commencing
April 1, 2001 and ending March 31, 2005. In addition, on or before March 31, 2003, JAZZ is required to cause a third party to post a guaranty of the New Daily Payments for the JAZZ Fiscal Year beginning April 1, 2005 in a form acceptable to LGCB and issued by a lender or third party with resources suitable to cover the Minimum Payment (as determined by LGCB). Unless gross gaming revenues exceed $350 million for two successive years with no defaults by JAZZ and certain other financial tests are met, this third party guaranty requirement continues for each JAZZ Fiscal Year thereafter during the term of the Casino Contract. As a result, under the Amendments to the Casino Contract, at the beginning of each JAZZ Fiscal Year, there must be in place at least 36 months of third party guaranteed the New Daily Payments to LGCB. Under the terms of the Amendments to the Casino Contract, the failure to post such a guaranty results in the automatic termination of the Casino Contract upon the last day that the New Daily Payments are then guaranteed, with no cure period.

    The Casino Contract also imposes certain financial stability requirements on JAZZ relating to its ability to meet ongoing operating expenses, casino bankroll requirements, project debt payments and capital maintenance requirements. If JAZZ fails to clearly and convincingly demonstrate compliance with such requirements, LGCB may impose certain regulatory conditions, including, without limitation, placing restrictions on certain distributions by JAZZ to affiliates or entities in a control relationship with any of them and appointing a fiscal agent. The failure to cure a financial stability default within the specified period of time is an Event of Default under the Casino Contract that could lead to the closure of the Casino, the termination of the Casino Contract, and/or the appointment of a conservator. See "Casino Entertainment, Land-Based Casinos, New Orleans," above.

    The sale, transfer, assignment, or alienation of a casino operating contract, or an interest therein, in violation of the Gaming Act is prohibited. The LGCB may approve the sale, transfer, assignment, or may grant the approval subject to conditions imposed by the LGCB. Further, pursuant to the Gaming Act, the sale, transfer, assignment, pledge, alienation, disposition, public offering, or acquisition of securities that results in one person's owning 5% or more of the total outstanding shares issued by JAZZ is void as to such person without prior approval of the LGCB. Failure to obtain prior approval by the of LGCB of a person acquiring 5% or more of the total outstanding shares of a licensee or 5% or more economic interest in JAZZ is grounds for cancellation of the Casino Contract or license suspension or revocation.

    The Gaming Act obligates JAZZ to give preference and priority to Louisiana residents, laborers, vendors and suppliers, except when not reasonably possible to do so without added expense, substantial inconvenience or sacrifice in operational efficiency. The Gaming Act further obligates JAZZ to give preference and priority to Louisiana residents in considering applicants for employment and requires that no less than 80% of the persons employed by JAZZ be Louisiana residents for at least one year immediately prior to employment. The Gaming Act provides that if any contract or other agreement to which the casino operator is a party contains a provision or clause establishing a different percentage or requiring more than 50% of the persons employed to be residents of any one parish, any such provision or clause shall be null and void and unenforceable as against public policy.

    The Gaming Act requires that JAZZ adopt written policies, procedures, and regulations to allow the participation of businesses owned by minorities in all design, engineering, and construction contracts and/or projects to the maximum extent practicable. The Rules and Regulations provide that JAZZ and HNOMC must take the foregoing actions with respect to all design, engineering, construction, banking and maintenance contracts and any other projects initiated by JAZZ and HNOMC. The Gaming Act further requires JAZZ, as nearly as practicable, to employ minorities consistent with the population of the State. The Rules and Regulations extend this obligation to HNOMC as well.

    Prior to March 22, 2001, the Gaming Act imposed significant restrictions on the right of JAZZ to offer food to casino patrons at the casino, and to own or operate a hotel and to sell retail goods. Until this date, the Gaming Act provided that JAZZ shall not: (i) offer seated restaurant facilities with table food service for patrons, but may offer limited cafeteria style food services for employees and patrons as provided by rule of the LGCB; provided, however, that no food may be given away or subsidized within the New Orleans Casino by JAZZ or any licensee, and no facility for food service shall exceed seating for 250 persons (by rule and regulation, LGCB is empowered to allow JAZZ to contract with local food preparers to provide certain limited food offerings at the New Orleans Casino); (ii) offer lodging in the Casino, nor engage in any practice or enter into any business relationships to give any hotel, whether or not affiliated with JAZZ, any advantage or preference not available to all similarly situated hotels; or (iii) sell retail goods unrelated to gaming.

    On March 22, 2001, legislation became effective that amended the Gaming Act to significantly reduce the food, hotel and retail restrictions described above.

    Pursuant to certain amendments to the Gaming Act, effective March 22, 2001, JAZZ is authorized to: (i) expand the limited cafeteria style seating from 250 to 400 seats; (ii) lease space to area restaurant owners in a food court with seating limited to 100 seats; (iii) directly own and operate a single restaurant with seating limited to 150 seats and (iv) cater certain functions within the casino facility. The legislation further allows the following on the second floor of the casino: (i) JAZZ may lease space to no more than two third party restaurant(s) which, when calculated together, shall contain no more than 350 seats; (ii) JAZZ may operate any business/entertainment facility on the second floor provided that any food for such operation shall be purchased or catered by a third party restaurateur or food preparer with purchases at fair market value; and (iii) JAZZ may lease space to any other third parties to operate businesses where the primary purpose of any such business is not a restaurant that requires no more than 35% of the gross revenue of such business shall be derived from the sale of food. The legislation also authorizes JAZZ to provide limited complimentary and discounted food offerings to certain specified persons, including a member of a customer reward system and other casino patrons based upon observed play at the casino. JAZZ, however, may not offer or advertise discounted or complimentary food offerings to the general public within a 50 mile radius of the casino and within Louisiana through any advertising media.

    Pursuant to certain amendments to the Gaming Act, effective March 22, 2001, JAZZ is also authorized to own, construct or lease 450 hotel rooms that are not at the casino site, but that may be physically connected to the casino, subject to certain limitations on the amount of meeting space within such hotel. The amendments to the Gaming Act provide that after March 31, 2005, additional hotel rooms may be owned or operated by JAZZ if the Greater New Orleans Hotel Association agrees to such increase. Except for the limited exception for casino customers, under the amendments to the Gaming Act, JAZZ shall not advertise hotel rooms to the general public at rates below market rates. JAZZ is required to base room rates on formula derived from average seasonal rates for the preceding year in the locality of the casino. The legislation also authorizes JAZZ to provide limited complimentary and discounted hotel offerings to certain specified persons, including a member of a customer reward system and other patrons based upon observed play at the casino, provided, however,

JAZZ shall pay room taxes on all such hotel rooms based upon prevailing tax schedules and rates as determined by the formula described above.

    Pursuant to certain amendments to the Gaming Act, effective March 22, 2001, JAZZ is no longer subject to state imposed restrictions on the sale of retail goods within the casino.

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

    Pursuant to the Gaming Act, a holder of a security interest in a gaming device who asserts the right to ownership or possession of the encumbered property may be granted a one-time, nonrenewable, provisional contract for a maximum of 90 days for the sole purpose of acquiring ownership or possession for resale to a licensed or approved person, all in accordance with rules and regulations to be promulgated by the LGCB. The Rules and Regulations do not yet include a rule and regulation on this provision.

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

    The Gaming Act provides that a receivership must terminate upon: (i) the sale of the property subject to receivership to a duly approved or authorized person; (ii) the payment in full of all obligations due to the holder of the security interest in the property subject to the receivership; (iii) an agreement for termination of the receivership signed by the holder of the security interest and the debtor, and approved by the LGCB and the court; or (iv) the lapse of five years from the date of the initial appointment of the receiver. Pursuant to the Gaming Act, a receivership may also be terminated by notice from the holder of the security interest who provoked the receivership addressed to the court and the LGCB of its intention to withdraw its financial support of the receivership at a specified time not less than 90 days from the date of the notice. In the event of such notice, the Gaming Act provides that the holder of the security interest giving the notice will not be responsible for any costs or expenses of the receivership after the date specified in the notice; except for reasonable costs and fees of the receiver in concluding the receivership, and the costs of a final accounting.

    The Gaming Act provides that LGCB, the Governor by Executive Order, subject to legislative approval or the State legislature by act or resolution, may set aside or renegotiate the provisions of Casino operating contract when the casino operator is either voluntarily or involuntarily placed in bankruptcy, receivership or similar status.

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

    The ownership and operation of a gaming riverboat in Louisiana is subject to extensive regulation pursuant to the Louisiana Riverboat Economic Development and Gaming Control Act (the "Act") and the rules and regulations promulgated thereunder. The LGCB and the Riverboat Gaming Enforcement Division ("Division"), a part of the Louisiana State Police, are charged with such regulatory authority, including the issuance of riverboat gaming licenses. The number of licenses to conduct gaming on a riverboat is limited by statute to fifteen. No more than six licenses may be granted for the operation of gaming activities on riverboats in any one parish (county). In general, riverboat gaming in Louisiana can be conducted legally only on approved riverboats and, as of April 1, 2001, all such riverboats can be continuously docked.

    Harrah's Shreveport Investment Company, LLC, an indirect subsidiary of the Company, is the general partner of, and owns 99% of, Red River Entertainment of Shreveport Partnership in Commendam ("Red River"), a Louisiana partnership that was granted a gaming license in April 1994, to operate a continuously docked gaming riverboat in Shreveport, Louisiana. Harrah's Shreveport Management Company, LLC, another subsidiary, owns the remaining one percent of Red River and manages the riverboat, pursuant to an agreement with the Red River.

    In connection with the acquisition of Players International, Inc. in March 2000, the Company acquired two indirect subsidiaries, which each hold a gaming license, issued by the LGCB, to operate separate gaming riverboats in Lake Charles, Louisiana. Players Lake Charles, LLC ("Players") and Harrah's Star Partnership ("Star") (f/k/a Showboat Star Partnership) are licensed to own cruising riverboats operating out of a facility commonly known as Harrah's Lake Charles.

    To obtain a gaming license, applicants must obtain certain Certificates of Approval from the LGCB and submit comprehensive application forms, be fingerprinted and undergo an extensive background investigation by the Division. An applicant is ineligible to receive a gaming license if the applicant has not established good character, honesty and integrity. Each license granted entitles a licensee to operate a riverboat and equipment thereon from a specific location. The duration of the license and subsequent renewals runs for five years. Red River received a five-year renewal in April of 2000. In September 1999, the LGCB re-licensed the Star for a five year period. Players was relicensed by the LGCB for a five year period in December 1999. In determining whether to grant a license, the Division considers: (i) the good character, honesty and integrity of the applicant;
(ii) the applicant's ability to conduct gaming operations; (iii) the adequacy and source of the applicant's financing; (iv) the adequacy of the design documents submitted; (v) the docking facilities to be used; (vi) applicant's plan to recruit, train, and upgrade minorities in employment and to provide for minority-owned business participation.

    A holder of a license is subject to the imposition of penalties, suspension or revocation of its license for any act that is injurious to the public health, safety, morals, good order, and general welfare of the people of the state of Louisiana, or that violates the gaming laws and regulations.

    The transfer of a license or an interest in a license is prohibited. In addition, an ownership or economic interest of five percent or more in a business entity which holds a gaming license may not be sold, assigned, transferred or pledged without the Division's prior approval. In addition, an "institutional investor" (as definied in the Act) otherwise required to be found suitable or qualified pursuant to the Act or the rules adopted pursuant thereto is presumed suitable or qualified upon submitting documentation sufficient to establish its qualification as an institutional investor and providing a certification that it holds the publicly traded securities for investment purposes only, does not exercise influence over the affairs of the issuer, and does not intend to exercise influence over the issuer. The exercise of voting privileges of any publicly traded securities is not considered to constitute the exercise of influence over the affairs of the issuer.

    No person may be employed as a gaming employee unless such person holds a gaming employee permit issued by the Division. In addition, the Division issues various supplier's permits, which authorize the supplier to sell or lease gaming and non-gaming equipment and supplies to any licensee.

    Minimum and maximum wagers on games are set by the licensee and wagering may be conducted only with a cashless wagering system, whereby all money is converted to tokens, electronic cards, or chips used only for wagering in the gaming establishment. No person under the age of 21 is permitted to wager, and wagers may only be taken from a person present on a licensed riverboat.

    The Act imposes a franchise fee for the right to operate on Louisiana waterways of 15% of net gaming proceeds and a license fee of $50,000 (first year) and $100,000 (subsequent years) plus three and one-half percent of net gaming proceeds. Effective April 1, 2001, the franchise fee will be increased for the Harrah's Lake Charles riverboats from 15% to 18%, with such riverboats authorized to remain continuously docked effective on that date. The franchise fee for Harrah's Shreveport will increase from 15% to 16% effective April 1, 2001, from 16% to 17% effective April 1, 2002, and from 17% to 18% effective April 1, 2003. All fees are paid to the Division. In addition, the Act authorizes local governing authorities the power to levy a limited admission fee for each person boarding the riverboat. Currently that amount is paid by the license holder. Red River is currently making a payment in lieu of such admission fee of 4.75% of net gaming proceeds. Commencing March 1, 1998, pursuant to an agreement with the City of Lake Charles, the admission fee on the Players and Star riverboats began to be calculated as percentage of gaming revenue. In addition, the agreement calls for the annual payment of $544,000 for a period of ten years.

GAMING--INDIANA

    In 1993, the State of Indiana passed a Riverboat Gambling Act, which created the Indiana Gaming Commission ("Indiana Commission"). The Indiana Commission is given extensive powers and duties for the purposes of administering, regulating and enforcing the system of riverboat gaming. It is authorized to award no more than 11 gaming licenses (five to counties contiguous to Lake Michigan, five to counties contiguous to the Ohio River and one to a county contiguous to Patoka
Lake).

    The Indiana Commission has jurisdiction and supervision over all riverboat gaming operations in Indiana and all persons on riverboats where gaming operations are conducted. These powers and duties include authority to:
(1) investigate all applicants for riverboat gaming licenses; (2) select among competing applicants those that promote the most economic development in a home dock area and that best serve the interest of the citizens of Indiana;
(3) establish fees for licenses; and (4) prescribe all forms used by applicants. The Indiana Commission adopts rules pursuant to statute for administering the gaming statute and the conditions under which riverboat gaming in Indiana may be conducted. The Indiana Commission has promulgated certain final rules and has proposed additional rules governing the application procedure and all other aspects of riverboat gaming in Indiana. The Indiana Commission may suspend or revoke the license of a licensee or a certificate of suitability or impose civil penalties, in some cases without notice or hearing for any act in violation of the Riverboat Gambling Act or for any other fraudulent act or if the licensee or holder of such certificate of suitability has not begun regular riverboat excursions prior to the end of the twelve month period following the Indiana Commission's approval of the application for an owner's license. In addition, the Indiana Commission may revoke an owner's license if it is determined by the Indiana Commission that revocation is in the best interests of the state of Indiana. The Indiana Commission will: (1) authorize the route of the riverboat and stops that the riverboat may make; (2) establish minimum amounts of insurance; and (3) after consulting with the Corps of Engineers, determine which waterways are navigable waterways for purposes of the Riverboat Gambling Act and determine which navigable waterways are suitable for the operation of riverboats.

    The Riverboat Gambling Act requires an extensive disclosure of records and other information concerning an applicant, including disclosure of all directors, officers and persons holding one percent (1%) or more direct or indirect beneficial interest.

    In determining whether to grant an owner's license to an applicant, the Indiana Commission considers: (1) the character, reputation, experience and financial integrity of the applicant and any person who (a) directly or indirectly controls the applicant, or (b) is directly or indirectly controlled by either the applicant or a person who directly or indirectly controls the applicant; (2) the facilities or proposed facilities for the conduct of riverboat gaming; (3) the highest total prospective revenue to be collected by the state from the conduct of riverboat gaming; (4) the good faith affirmative action plan to recruit, train and upgrade minorities in all employment classifications; (5) the financial ability of the applicant to purchase and maintain adequate liability and casualty insurance; (6) whether the applicant has adequate capitalization to provide and maintain the riverboat for the duration of the license; and (7) the extent to which the applicant meets or exceeds other standards adopted by the Indiana Commission. The Indiana Commission may also give favorable consideration to applicants for economically depressed areas and applicants who provide for significant development of a large geographic area. Each applicant must pay an application fee of $50,000 and additional fees may be assessed for the background investigation. If the applicant is selected, the applicant must pay an initial license fee of $25,000 and post a bond, and thereafter, pay an annual license renewal fee of $5,000. The Indiana Commission has issued nine of these eleven licenses--four in Lake County Indiana; one in LaPorte County; one in Vanderburgh County; one in Ohio County; one in Dearborn County; and one in Harrison County. The Indiana Commission has selected Switzerland County, on the Ohio River, for the tenth license. Additionally, the Indiana Commission has not considered applicants for the eleventh license since the Patoka Lake site has been determined by the U.S. Army Corp. of Engineers as an unsuitable site for development of a casino vessel project.

    A person holding an owner's gaming license issued by the Indiana Commission may not own more than a 10% interest in another such license. An owner's license expires five years after the effective date of the license; however, after three years the holder of an owner's license will undergo a reinvestigation to ensure continued suitability for licensure. Unless the license has been terminated, expired or revoked, the gaming license may be renewed if the Indiana Commission determines that the licensee has satisfied all statutory and regulatory requirements. In connection with the issuance of the license to Showboat Marina Casino Partnership ("SMCP"), Showboat Marina Partnership, an Indiana general partnership ("SMP"), Waterfront Entertainment and Development, Inc. ("Waterfront") and Showboat, Inc. and its affiliates declared to the Indiana Commission that if SMCP received a riverboat owner's license, they shall not commence more than one other casino gaming operation within a fifty-mile radius of Harrah's East Chicago Casino for a period of five years beginning on the date of issuance of an owner's license by the Indiana Commission to SMCP. Harrah's Joliet is within this fifty-mile radius. Adherence to the non-competition declaration is a condition of the owner's license. The non-competition declaration expires April 15, 2002. A gaming license is a revocable privilege and is not a property right.

    Minimum and maximum wagers on games are not established by regulation, but are left to the discretion of the licensee. Wagering may not be conducted with money or other negotiable currency. Riverboat gaming excursions must be at least two hours, but not more than four hours in duration unless expressly approved by the Indiana Commission. No gaming may be conducted while the boat is docked except: (1) for 30-minute time periods at the beginning and end of a cruise while the passengers are embarking and disembarking; (2) if the master of the riverboat reasonably determines that specific weather or water conditions present a danger to the riverboat; (3) if either the vessel or the docking facility is undergoing mechanical or structural repair; (4) if water traffic conditions present a danger to (A) the riverboat, riverboat passengers, and crew, or (B) other vessels on the water; or (5) if the master has been notified that a condition exists that would cause a violation of federal law if the riverboat were to cruise. The Indiana Commission has adopted rules governing cruising on Lake Michigan by a riverboat casino. The period of time during which passengers embark and disembark constitutes a portion of the gambling excursion if gambling is allowed. At the conclusion of the thirty-minute embarkation period, the gangway or its equivalent must be closed. However, a riverboat licensee must allow patrons to disembark at anytime the riverboat remains at the dock and gambling continues. A standard excursion schedule for a casino vessel on Lake Michigan must include at least one full excursion (a cruise into the open water on Lake Michigan, not more than three statute miles from the dock site July through September and not more than one statute mile October through
June) and one intermediate excursion during which the vessel cruises in protected navigable water on or accessible to Lake Michigan. An intermediate excursion is to be conducted if the statutory conditions that permit dockside gaming are not present and if sea conditions or weather conditions, or both, do not permit a full excursion. If a casino vessel remains dockside because of statutory conditions, the embarkation and disembarkation rules still apply.

    An admission tax of $3.00 for each person admitted to the gaming excursion is imposed upon the license owner. The admissions tax is paid by the riverboat licensee for each excursion or part of an excursion the patron remains on board. An additional 20% tax is imposed on the adjusted gross receipts received from gaming operations, which is defined as the total of all cash and property (including checks received by the licensee whether collected or not) received, less the total of all cash paid out as winnings to patrons and uncollectible gaming receivables (not to exceed 2%). The gaming license owner must remit the admission and wagering taxes before the close of business on the day following the day on which the taxes were incurred. Riverboats are assessed for property tax purposes as real property and are taxed at rates to be determined by local taxing authorities of the jurisdiction in which a riverboat operates. The Riverboat Gambling Act requires a riverboat owner licensee to directly reimburse the Indiana Commission for the costs of inspectors and agents required to be present during the conduct of gaming operations. Pursuant to agreements with the City, and as reflected in the owner's license, SMCP has agreed to: (1) provide certain fixed incentives of approximately $16.4 million to the City of East Chicago and its agencies for transportation, job training, home buyer assistance and discrete economic development initiatives; (2) pay 3% of adjusted gross receipts divided equally among the City and two not-for-profit foundations for infrastructure improvements, education and community development; and (3) pay 0.75% of adjusted gross receipts for community development projects to East Chicago Second Century, Inc. ("Second Century"), a for-profit corporation owned by former owners of Waterfront but, in terms of expenditures, controlled by the City. Funding for the projects will be derived from contributions to Second Century from SMCP as well as funds from other third-party sources.

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

    An institutional investor (as defined in the Rules of the Indiana Commission) that acquires 5% or more of any class of voting securities of a holding company of a licensee is required to notify the Indiana Commission and to provide additional information, and may be subject to a finding of suitability.

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

    The Riverboat Gambling Act prohibits contributions to a candidate for a state, legislative, or local office, or to a candidate's committee or to a regular party committee by the holder of a riverboat owner's license or a supplier's license, by an officer of a licensee, and by an officer of a person holding at least a 1% interest in the licensee. The Indiana Commission has promulgated a rule requiring quarterly reporting by the holder of a riverboat owner's license or a supplier's license of officers of the licensee, officers of persons that hold at least a 1% interest in the licensee, and of persons who directly or indirectly own a 1% interest in the licensee.

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

    A lawsuit was filed on October 25, 1996, in Harrison County Indiana by three individuals residing in counties abutting the Ohio River, which challenged the constitutionality of the Riverboat Gambling Act on grounds that: (i) it creates an unequal privilege because under the Act supporters of riverboat casino gambling, having lost a county-wide vote, are allowed to resubmit a proposal to county voters for approval of riverboat casino gambling while opponents of riverboat casino gambling, having lost a county-wide vote, do not have a converse opportunity; and (ii) it was enacted as a provision attached to a state budget bill allegedly in violation of an Indiana constitutional provision requiring legislative acts to be confined to one subject and matters properly connected with the subject. The Attorney General of the State of Indiana, on behalf of the Indiana Commission, filed a motion for summary judgment, which was granted, upholding the constitutionality of the Riverboat Gambling Act. The dismissal was upheld on appeal on June 10, 1999. The Indiana Supreme Court denied a transfer of the case on November 22, 2000.

GAMING--MISSOURI

    The ownership and operation of a gaming riverboat in Missouri is subject to extensive regulation pursuant to the Missouri Riverboat Gambling Act and the rules and regulations promulgated thereunder. A five-member Missouri Gaming Commission ("Commission") is charged with such regulatory authority, including the issuance of riverboat gaming licenses. Harrah's North Kansas City LLC, an indirect subsidiary of Harrah's, has been issued two licenses by the Commission to conduct riverboat gaming at its North Kansas City location. One of those licenses ("Mardi Gras") was renewed for a two year period in May 2000. The other license ("North Star") was renewed for a two year period in September 2000. The Company is increasing the gaming space on the Mardi Gras riverboat. It is presently contemplated that upon completion, and subject to the approval of the Commission, the new space will be open to the public for gaming and that the North Star riverboat would be closed. In such event, the gaming license for the North Star would not be renewed.

    Harrah's Maryland Heights LLC, also an indirect subsidiary of the Company, has been issued two licenses by the Commission to conduct riverboat gaming at its Maryland Heights location. Upon the acquisition of Players
International, Inc., the Company acquired two additional permanently moored riverboat gaming vessels in Maryland Heights, Missouri. These riverboats were located at a facility where Harrah's Maryland Heights, LLC also owned and operated two permanently moored riverboat gaming vessels. The Harrah's riverboats were moored adjacent to each other on one side of the facility and the Players' riverboats were moored adjacent to each other on the other side of the facility. The Commission approved a reorganization of the licensed entities as well as a reconfiguration of the riverboats wherein the common walls between adjacent riverboats were removed creating two larger riverboats. The number of riverboat licenses was reduced from four to two. The Commission approved the renewal of these licenses in February 2000.

    Gaming in Missouri can be conducted legally only on either excursion gambling boats or floating facilities approved by the Commission on the Mississippi and Missouri Rivers. Unless permitted to be continuously docked by the Commission for certain stated reasons, including safety, excursion gambling boats must cruise. The Commission has approved continuous dockside gaming for the Company's riverboats in North Kansas City and Maryland Heights.

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

    An ownership interest in a license or in a business entity, other than a publicly held business entity that holds a license, may not be transferred without the approval of the Commission. In addition, an ownership interest in a license or in a business entity, other than a publicly held business entity, which holds either directly or indirectly a license, may not be pledged as collateral to other than a regulated bank or saving and loan association without the Commission's approval.

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

    Even if continuously docked, licensed riverboats must establish and abide by an excursion schedule. Riverboat excursions are required to be a minimum of two hours and a maximum of four hours. For the Company's riverboats in North Kansas City and Maryland Heights, which are continuously docked, passengers may board the riverboats for a 45-minute period at the beginning of an excursion. They may disembark at any time. There is a maximum loss per person per excursion of $500. Minimum and maximum wagers on games are set by the licensee and wagering may be conducted only with a cashless wagering system, whereby money is converted to tokens, electronic cards or chips which can only be used for wagering. No person under the age of 21 is permitted to wager, and wagers may only be taken from a person present on a licensed excursion gambling boat.

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

    The legislation also requires that licensees pay a $2.00 admission tax for each person admitted to a gaming excursion. The licensed owner is required to maintain public books and records clearly showing amounts received from admission fees, the total amount of gross receipts and the total amount of adjusted gross receipts.

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

    IGRA requires NIGC approval of management contracts for Class II and Class III gaming as well as the review of all agreements collateral to the management contracts. The management contracts relating to the Harrah's managed casinos for the Ak-Chin Indian Community, the Eastern Band of Cherokee Indians and the Prairie Band Potawatomi Nation were approved by the NIGC. The NIGC will not approve a management contract if a director or a 10% shareholder of the management company: (i) is an elected member of the Indian tribal government which owns the facility purchasing or leasing the games; (ii) has been or is convicted of a felony gaming offense; (iii) has knowingly and willfully provided materially false information to the NIGC or the tribe; (iv) has refused to respond to questions from the NIGC; or (v) is a person whose prior history, reputation and associations pose a threat to the public interest or to effective gaming regulation and control, or create or enhance the chance of unsuitable activities in gaming or the business and financial arrangements incidental thereto. In addition, the NIGC will not approve a management contract if the management company or any of its agents have attempted to unduly influence any decision or process of tribal government relating to gaming, or if the management company has materially breached the terms of the management contract or the tribe's gaming ordinance, or a trustee, exercising due diligence, would not approve such management contract. A management contract can be approved only after NIGC determines that the contract provides, among other things, for:
(i) adequate accounting procedures and verifiable financial reports, which must be furnished to the tribe; (ii) tribal access to the daily operations of the gaming enterprise, including the right to verify daily gross revenues and income; (iii) minimum guaranteed payments to the tribe, which must have priority over the retirement of development and construction costs; (iv) a ceiling on the repayment of such development and construction costs and (v) a contract term not exceeding five years and a management fee not exceeding 30% of net revenues (as determined by the NIGC); provided that the NIGC may approve up to a seven year term and a management fee not to exceed 40% of net revenues if NIGC is satisfied that the capital investment required, and the income projections for the particular gaming activity require the larger fee and longer term. There is no periodic or ongoing review of approved contracts by the NIGC. The only post-approval action that could result in possible modification or cancellation of a contract would be as the result of an enforcement action taken by the NIGC based on a violation of the law or an issue affecting suitability.

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

    IGRA prohibits all forms of Class III gaming unless the tribe has entered into a written agreement with the state that specifically authorizes the types of Class III gaming the tribe may offer (a "tribal-state compact"). These compacts provide, among other things, the manner and extent to which each state will conduct background investigations and certify the suitability of the manager, its officers, directors, and key employees to conduct gaming on tribal lands. The Company has received its permanent certification from the Arizona Department of Gaming as management contractor for the Ak-Chin Indian Community's casino and has been licensed by the relevant tribal gaming authorities to manage the Prairie Band Potawatomi Nation's casino and the Eastern Band of Cherokee Indians' casino, respectively.

    Title 25, Section 81 of the United States Code states that "no agreement shall be made by any person with any tribe of Indians, or individual Indians not citizens of the United States, for the payment or delivery of any money or other thing of value ... in consideration of services for said Indians relative to their lands ... unless such contract or agreement be executed and approved" by the Secretary or his or her designee. An agreement or contract for services relative to Indian lands which fails to conform with the requirements of
Section 81 is void and unenforceable. All money or other thing of value paid to any person by any Indian or tribe for or on his or their behalf, on account of such services, in excess of any amount approved by the Secretary or his or her authorized representative will be subject to forfeiture. We believe that we have complied with the requirements of section 81 with respect to our management contracts for Harrah's Phoenix Ak-Chin, Harrah's Cherokee and Harrah's Prairie Band and intend to comply with Section 81 with respect to any other contract to manage casinos located on Indian land in the United States.

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

                               EMPLOYEE RELATIONS

    Harrah's Entertainment, through its subsidiaries, has approximately 40,000 employees. Labor relations with employees are believed by management to be good.

    Our subsidiaries have collective bargaining agreements covering approximately 4,400 employees. These agreements relate to certain casino, hotel and restaurant employees at Harrah's Atlantic City, Harrah's Las Vegas, Harrah's East Chicago and Showboat Atlantic City. We are currently negotiating an agreement at the Rio Suite Hotel & Casino covering approximately 2,400 additional employees.

ITEM 3. LEGAL PROCEEDINGS.

    The Company is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any pending litigation to have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not Applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                                      POSITIONS AND OFFICES HELD AND PRINCIPAL
NAME AND AGE                       OCCUPATIONS OR EMPLOYMENT DURING PAST 5 YEARS
------------                ------------------------------------------------------------
Philip G. Satre (51)......  Director since 1990, member of the three-executive Office of the President since May, 1999, Chairman of the Board since
                            January 1997, and Chief Executive Officer since April 1994 of Harrah's Entertainment. President (1991-1999), Chief
                            Operating Officer of Harrah's Entertainment (1991-1994).
                            President (1984-1995) of Harrah's Gaming Group. He is also a director of TABCORP Holdings Limited, an Australia public
                            company, JDN Realty Corporation and JCC Holding Company.

Colin V. Reed (53)........  Director since 1998, member of the three-executive Office of the President since May 1999, Executive Vice President of
                            Harrah's Entertainment from September 1995 to May 1999.
                            Chief Financial Officer of Harrah's Entertainment since
                            April 1997. Senior Vice President, Corporate Development of
                            Harrah's Entertainment from May 1992 to September 1995. He is also a director and Chairman of the Board of JCC Holding
                            Company and a director of ResortQuest International, Inc. On
                            January 4, 2001, JCC Holding Company filed a petition for
                            reorganization relief under Chapter 11 of the United States
                            Bankruptcy Code.

Gary W. Loveman (40)......  Director since 2000; Chief Operating Officer since May 1998;
                            member of the three-executive Office of the President since
                            May 1999; Executive Vice President of Harrah's Entertainment
                            from May 1998 to May 1999. Mr. Loveman was Associate
                            Professor of Business Administration, Harvard University
                            Graduate School of Business Administration from 1994 to
                            1998, where his responsibilities included teaching MBA and executive education students, research and publishing in the field of service management, and consulting and advising
                            large service companies. He is also a director of Uproar
                            Inc. and Zoho Corporation.

                                      POSITIONS AND OFFICES HELD AND PRINCIPAL
NAME AND AGE                       OCCUPATIONS OR EMPLOYMENT DURING PAST 5 YEARS
------------                ------------------------------------------------------------
John M. Boushy (46).......  Senior Vice President, Operations Products & Services and
                            Chief Information Officer since February 2001, Senior Vice
                            President Brand Operations and Information Technology from
                            1999 to 2001, Senior Vice President, Information Technology
                            and Marketing Services of Harrah's Entertainment from 1993 to 1999.

Stephen H. Brammell         Senior Vice President and General Counsel since July 1999;
  (43)....................  Secretary from May 2000 to February 2001; Vice President and
                            Associate General Counsel from 1997 to 1999; Associate
                            General Counsel from 1993 to 1997 of Harrah's Entertainment.

Janis L. Jones (52).......  Senior Vice President, Communications/Government Relations
                            since November 1999; Mayor of Las Vegas from 1991 to 1999.
                            She is also a director of HealthSouth Corporation.

Richard E. Mirman (35)....  Senior Vice President, Marketing since April 2000 and Vice
                            President, Relationship Marketing from 1998 to 2000.
                            Consultant in the financial and health services group for
                            Booz Allen & Hamilton, New York from 1994 to 1998.

Marilyn G. Winn (48)......  Senior Vice President, Human Resources since May 1999;
                            Senior Vice President and General Manager of Harrah's
                            Shreveport from 1997 to 1999; Director of Slot Operations of
                            Harrah's Las Vegas from 1995 to 1997.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

    Our Common Stock is listed on the New York Stock Exchange and traded under the ticker symbol "HET". The stock is also listed on the Chicago Stock Exchange, the Pacific Exchange and the Philadelphia Stock Exchange.

    The following table sets forth the high and low price per share of our Common Stock for the last two years:

                                                              HIGH       LOW
                                                            --------   --------
2000
First Quarter.............................................  26.5625    17
Second Quarter............................................  23.5625    17.125
Third Quarter.............................................  30.0625    21.125
Fourth Quarter............................................  29.1875    23

1999
First Quarter.............................................  20.25      14.375
Second Quarter............................................  24.5625    18.4375
Third Quarter.............................................  27.75      19.625
Fourth Quarter............................................  30.75      23.375

    The approximate number of holders of record of our Common Stock as of January 31, 2001, is as follows:

                                                                 APPROXIMATE
                                                                    NUMBER
TITLE OF CLASS                                               OF HOLDERS OF RECORD
--------------                                               --------------------
Common Stock, Par Value $0.10 per share....................         10,804

    We do not presently intend to declare cash dividends. Our Board of Directors may reevaluate this dividend policy in the future in light of our results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board.

ITEM 6.  SELECTED FINANCIAL DATA.

    See the information for the years 1996 through 2000 set forth under "Financial and Statistical Highlights" on page 14 of the Annual Report, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    See the information set forth on pages 17 through 27 of the Annual Report, which information is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    We are exposed to market risk, primarily changes in interest rates. We do not hold or issue derivative financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions.

    The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates.

                                                                                                                           FAIR
                                            2001       2002       2003       2004       2005     THEREAFTER    TOTAL     VALUE(1)
                                          --------   --------   --------   --------   --------   ----------   --------   --------
                                                                           (DOLLARS IN MILLIONS)
LIABILITIES
Short-term debt
  Variable rate.........................   $215.0      $  -       $  -     $      -    $    -      $    -     $  215.0   $  215.0
    Average interest rate...............      7.5%        -%         -%           -%        -%          -%         7.5%
Long-term debt
  Fixed rate............................   $  5.1      $1.4       $1.3     $    1.4    $751.5      $591.2     $1,351.9   $1,322.6
    Average interest rate...............     11.6%      7.7%       7.1%         7.1%      7.9%        7.4%         7.7%
  Variable rate.........................   $125.8      $  -       $  -     $1,489.0    $    -      $    -     $1,614.8   $1,614.8
    Average interest rate...............      7.5%        -%         -%         7.5%        -%          -%         7.5%

------------------------------

(1) The fair values are based on the borrowing rates currently available for debt instruments with similar terms and maturities and market quotes of the Company's publicly traded debt.

    Foreign currency translation gains and losses were not material to our results of operations for the year ended December 31, 2000. We sold our management contract for a casino in a foreign country in January 2000. As a result of this transaction, we no longer have any ownership interests in businesses in foreign countries. Accordingly, we are not currently subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future operating results or cash flows.

    We also hold investments in various available-for-sale equity securities. Our exposure to price risk arising from the ownership of these investments is not material to our consolidated financial position, results of operations or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See the information set forth on pages 28 through 45 of the Annual Report, which information is incorporated herein by reference.

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

EXECUTIVE OFFICERS

    See "Executive Officers of the Registrant" on page 39 in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION.

    See the information set forth in the sections of the Proxy Statement entitled "Compensation of Directors," "Proposal to Approve the Company's 2001 Executive Stock Incentive Plan," "Summary Compensation Table," "Option Grants in the Last Fiscal Year," "Aggregated Option Exercises in 2000 and December 31, 2000 Option Values" and "Certain Employment Arrangements", which sections are incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) 1. Financial statements (including related notes to consolidated financial statements)* filed as part of this report are listed below:

        Report of Independent Public Accountants.

       Consolidated Balance Sheets as of December 31, 2000 and 1999.

       Consolidated Statements of Operations for the Years Ended
       December 31, 2000,
         1999 and 1998.

       Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
         for the Years Ended December 31, 2000, 1999 and 1998.

       Consolidated Statements of Cash Flows for the Years Ended
       December 31, 2000,
         1999 and 1998.

        2. Schedules for the years ended December 31, 2000, 1999 and 1998, are as follows:

No.
---
  I     --      Condensed financial information of registrant

 II     --      Consolidated valuation and qualifying accounts

Schedules III, IV, and V are not applicable and have therefore been omitted.

------------------------

*Incorporated by reference from pages 28 through 45 of the Annual Report.

        3.  Exhibits

       NO.
------------------
            3(1)     Certificate of Incorporation of The Promus Companies
                     Incorporated; Certificate of Amendment of Certificate of
                     Incorporation of The Promus Companies Incorporated dated
                     April 29, 1994; Certificate of Amendment of Certificate of
                     Incorporation of The Promus Companies Incorporated dated
                     May 26, 1995; and Certificate of Amendment of Certificate of
                     Incorporation of The Promus Companies Incorporated dated
                     June 30, 1995, changing its name to Harrah's Entertainment,
                     Inc. (Incorporated by reference from the Company's Annual
                     Report on Form 10-K for the fiscal year ended December 31,
                     1995, filed March 6, 1996, File No. 1-10410.)

            3(2)     Bylaws of Harrah's Entertainment, Inc., as amended May 7,
                     1999. (Incorporated by reference from the Company's
                     Quarterly Report on Form 10-Q filed August 12, 1999, File
                     No. 1-10410)

            4(1)     Rights Agreement dated as of October 5, 1996, between
                     Harrah's Entertainment, Inc. and The Bank of New York, which includes the form of Certificate of Designations of Series A
                     Special Stock of Harrah's Entertainment, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Special Shares as Exhibit C.
                     (Incorporated by reference from the Company's Current Report on Form 8-K, filed August 9, 1996, File No. 1-10410.)

            4(2)     First Amendment, dated as of February 21, 1997, to Rights
                     Agreement between Harrah's Entertainment, Inc. and The Bank of New York. (Incorporated by reference from the Company's
                     Annual Report on Form 10-K for the fiscal year ended
                     December 31, 1996, filed March 11, 1997, File No. 1-10410.)

       NO.
------------------
            4(3)     Second Amendment, dated as of April 25, 1997, to Rights
                     Agreement, dated as of October 25, 1996, between Harrah's
                     Entertainment, Inc. and The Bank of New York. (Incorporated
                     by reference from the Company's Quarterly Report on
                     Form 10-Q for the quarter ended March 31, 1997, filed
                     May 13, 1997, File No. 1-10410.)

            4(4) Letter to Stockholders dated July 23, 1997 regarding Summary of Rights To Purchase Special Shares As Amended Through
                     April 25, 1997. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed August 13, 1997, File
                     No. 1-10410.)

            4(5)     Certificate of Elimination of Series B Special Stock of
                     Harrah's Entertainment, Inc., dated February 21, 1997.
                     (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed March 11, 1997, File No. 1-10410.)

            4(6)     Certificate of Designations of Series A Special Stock of
                     Harrah's Entertainment, Inc., dated February 21, 1997.
                     (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed March 11, 1997, File No. 1-10410.)

           10(1)     Five Year Loan Agreement dated as of April 30, 1999 among
                     Harrah's Entertainment, Inc., as Guarantor, Harrah's
                     Operating Company, Inc. and Marina Associates, as Borrowers,
                     The Lenders, Syndication Agent, Document Agents and
                     Co-Documentation Agents and Bank of America National Trust and Savings Association, as Administrative Agent.
                     (Incorporated by reference from the Company's Quarterly
                     Report on Form 10-Q filed August 12, 1999, File
                     No. 1-10410.)

           10(2)     First Amendment, dated as of April 3, 2000, to the Five Year
                     Loan Agreement among Harrah's Entertainment, Inc., as
                     Guarantor, Harrah's Operating Company, Inc. and Marina
                     Associates, as Borrowers, The Lenders, Syndication Agent,
                     Document Agents and Co-Documentation Agents and Bank of
                     America National Trust and Savings Association, as
                     Administrative Agent. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed August 14,
                     2000, Filed No. 1-10410.)

           10(3)     364-Day Loan Agreement Dated as of April 30, 1999 among
                     Harrah's Entertainment, Inc., as Guarantor, Harrah's
                     Operating Company, Inc., Marina Associates, and Red River
                     Entertainment of Shreveport, Partnership in Commendam, as
                     Borrowers, The Lenders, Syndication Agent, Document Agents and Co-Documentation Agents and Bank of America National
                     Trust and Savings Association, as Administrative Agent.
                     (Incorporated by reference from the Company's Quarterly
                     Report on Form 10-Q filed August 12, 1999, File
                     No. 1-10410.)

           10(4)     First Amendment, dated as of April 3, 2000, to the 364 Day
                     Credit Agreement among Harrah's Entertainment, Inc., as
                     Guarantor, Harrah's Operating Company, Inc. and Marina
                     Associates, and Red River Entertainment of Shreveport,
                     Partnership in Commendam, as Borrowers, The Lenders,
                     Syndication Agent, Document Agents and Co-Documentation
                     Agents and Bank of America National Trust and Savings
                     Association, as Administrative Agent; Request for Extension to the Short Term Loan Agreement (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed
                     August 14, 2000, Filed No. 1-10410.)

           10(5)     Indenture, dated as of December 9, 1998, among Harrah's
                     Operating Company, Inc. as Issuer, Harrah's Entertainment,
                     Inc., as Guarantor and IBJ Schroder Bank & Trust Company, as
                     Trustee relating to the 7 7/8% Senior Subordinated Notes Due
                     2005.

       NO.
------------------
                     (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998,
                     filed March 19, 1999, File No. 1-10410.)

           10(6)     Indenture, dated as of December 18, 1998, among Harrah's
                     Operating Company, Inc. as obligor, Harrah's Entertainment,
                     Inc., as Guarantor, and IBJ Schroder Bank & Trust Company, as Trustee relating to the 7 1/2% Senior Notes Due 2009.
                     (Incorporated by reference from the Company Registration
                     Statement on Form S-3 of Harrah's Entertainment, Inc. and
                     Harrah's Operating Company, Inc., File No. 333-69263, filed
                     December 18, 1998.)

         **10(7)     Indenture, dated as of January 29, 2001, between Harrah's
                     Operating Company, Inc., as Issuer, Harrah's Entertainment,
                     Inc., as Guarantor, and Bank One Trust Company, N.A., as
                     Trustee, relating to the 8.0% Senior Notes Due 2011.

         **10(8)     Registration Rights Agreement, dated January 29, 2001 among
                     Harrah's Operating Company, Inc., Harrah's Entertainment,
                     Inc., as Guarantor, and Salomon Smith Barney, Inc., on behalf of the Initial Purchasers, relating to the 8.00%
                     Senior Notes Due 2011.

           10(9)     Issuing and Paying Agent Agreement, dated as of May 19,
                     2000, among Harrah's Operating Company, Inc., as Issuer,
                     Harrah's Entertainment, Inc., as Guarantor, and Bank One,
                     National Association, as issuing and paying agent; Corporate
                     Commercial Paper Master Note in favor of Cede & Co., as nominee of The Depository Trust Company, by Harrah's
                     Operating Company, Inc., as Issuer, and Bank One, N.A., as
                     Paying Agent. (Incorporated by reference from the Company's
                     Quarterly Report on Form 10-Q filed August 14, 2000, File
                     No. 1-10410.)

           10(10) Commercial Paper Dealer Agreement, dated as of May 3, 2000, among Harrah's Operating Company, Inc., as Issuer, Harrah's
                     Entertainment, Inc., as Guarantor, and Banc of America
                     Securities LLC, as Dealer. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed
                     August 14, 2000, File No. 1-10410.)

           10(11) Commercial Paper Dealer Agreement, dated as of May 3, 2000, among Harrah's Operating Company, Inc., as Issuer, Harrah's
                     Entertainment, Inc., as Guarantor, and Credit Suisse First
                     Boston Corporation, as Dealer. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed
                     August 14, 2000, File No. 1-10410.)

           10(12)    Tax Sharing Agreement, dated June 30, 1995, between The
                     Promus Companies Incorporated and Promus Hotel Corporation.
                     (Incorporated by reference from the Company's Quarterly
                     Report on Form 10-Q for the quarter ended June 30, 1995, filed August 14, 1995, File No. 1-10410.)

          +10(13)    Form of Indemnification Agreement entered into by The Promus
                     Companies Incorporated and each of its directors and executive officers. (Incorporated by reference from the Company's Registration Statement on Form 10, File
                     No. 1-10410, filed on December 13, 1989.)

          +10(14) Financial Counseling Plan of Harrah's Entertainment, Inc. as amended January 1996. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed March 6, 1996, File
                     No. 1-10410.)

          +10(15)    The Promus Companies Incorporated 1996 Non-Management
                     Director's Stock Incentive Plan dated April 5, 1995.
                     (Incorporated by reference from the Company's Proxy
                     Statement for the May 26, 1995 Annual Meeting of
                     Stockholders, filed April 25, 1995.)

          +10(16)    Amendment dated February 20, 1997 to 1996 Non-Management
                     Director's Stock Incentive Plan. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, filed May 13, 1997, File
                     No. 1-10410.)

       NO.
------------------
        **+10(17)    Amendment dated as of November 15, 2000 to the Harrah's
                     Entertainment, Inc. Non-Management Directors Stock Incentive
                     Plan.

          +10(18)    Trust Agreement dated November 7, 1997 between Harrah's
                     Entertainment, Inc. and NationsBank concerning the Non-Management Director's Stock Incentive Plan.
                     (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed March 10, 1998, File No. 1-10410.)

          +10(19)    The Promus Companies Incorporated Key Executive Officer
                     Annual Incentive Plan dated February 24, 1995. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed
                     August 14, 1995, File No. 1-10410.)

          +10(20)    Summary Plan Description of Executive Term Life Insurance
                     Plan. (Incorporated by reference from the Company's Annual
                     Report on Form 10-K for the fiscal year ended December 31, 1996, filed March 11, 1997, File No. 1-10410.)

          +10(21)    Form of Harrah's Entertainment, Inc.'s Annual Management
                     Bonus Plan, as amended 1995. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed March 6, 1996, File
                     No. 1-10410.)

          +10(22)    Amendment dated as of December 12, 1997 to Harrah's
                     Entertainment, Inc.'s Annual Management Bonus Plan.
                     (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed March 10, 1998, File No. 1-10410.)

          +10(23)    Amendment dated December 10, 1998 to Harrah's Entertainment,
                     Inc.'s Annual Management Bonus Plan. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 19, 1999, File No. 1-10410.)

          +10(24)    Description of Amendment to Harrah's Entertainment, Inc.'s
                     Annual Management Bonus Plan on November 11, 1999.
                     (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed March 13, 2000, File No. 1-10410.)

          +10(25) Form of memorandum agreement dated July 2, 1991, eliminating stock appreciation rights under stock options held by Philip
                     G. Satre. (Incorporated by reference from the Company's
                     Quarterly Report on Form 10-Q for the quarter ended
                     September 27, 1991, filed November 8, 1991, File
                     No. 1-10410.)

          +10(26) Form of Agreement, dated October 30, 1996, regarding cancellation and reissue of stock options, entered into with Philip G. Satre, Colin V. Reed, and John M. Boushy; and Form of Reissued Stock Option. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed March 11, 1997, File
                     No. 1-10410.)

          +10(27)    Employment Agreement dated as of January 1, 1999, between
                     Harrah's Entertainment, Inc. and Philip G. Satre.
                     (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed March 13, 2000, File No. 1-10410.)

          +10(28)    Amended and Restated Severance Agreement dated as of
                     October 31, 1997 entered into with Philip G. Satre.
                     (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed March 10, 1998, File No. 1-10410.)

       NO.
------------------
          +10(29)    Severance Agreement dated October 29, 1998 entered into with
                     Philip G. Satre. (Incorporated by reference from the
                     Company's Annual Report on Form 10-K for the fiscal year
                     ended December 31, 1998, filed March 19, 1999, File
                     No. 1-10410.)

          +10(30)    Employment Agreement and Addendum dated May 4, 1998, between
                     Harrah's Entertainment, Inc. and Gary W. Loveman.
                     (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 19, 1999, File No. 1-10410.)

          +10(31) Amendment to Employment Agreement dated April 26, 2000, between Harrah's Entertainment, Inc. and Gary W. Loveman.
                     (Incorporated by reference from the Company's Quarterly
                     Report on Form 10-Q filed August 14, 2000, File
                     No. 1-10410.)

          +10(32)    Severance Agreement dated October 29, 1998 entered into with
                     Gary W. Loveman. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 19, 1999, File
                     No. 1-10410.)

          +10(33) Amendment to Severance Agreement dated April 26, 2000, between Harrah's Entertainment, Inc. and Gary W. Loveman.
                     (Incorporated by reference from the Company's Quarterly
                     Report on Form 10-Q filed August 14, 2000, File
                     No. 1-10410.)

          +10(34)    Description of Terms of Stock Option and TARSAP grants for
                     Gary W. Loveman on April 30, 1998. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 7, 1998,
                     File No. 1-10410.)

          +10(35)    Description of Terms of Amendment to TARSAP grants for Gary
                     W. Loveman on November 11, 1999. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed March 13, 2000, File
                     No. 1-10410.)

          +10(36)    Form of Employment Agreement dated April 1, 1998, between
                     Harrah's Entertainment, Inc. and John M. Boushy and Colin V.
                     Reed. (Incorporated by reference from the Company's Annual
                     Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 19, 1999, File No. 1-10410.)

          +10(37) Addendum dated April 1, 1998, to Employment Agreement between Harrah's Entertainment, Inc. and John M. Boushy.
                     (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 19, 1999, File No. 1-10410.)

          +10(38) Amendment to Employment Agreement, dated August 2, 2000, between Harrah's Operating Company, Inc. and John M. Boushy.
                     (Incorporated by reference from the Company's Quarterly
                     Report on Form 10-Q filed November 13, 2000, File
                     No. 1-10410.)

          +10(39)    Form of Amended and Restated Severance Agreement dated as of
                     October 31, 1997 entered into with John M. Boushy and Colin
                     V. Reed. (Incorporated by reference from the Company's
                     Annual Report on Form 10-K for the fiscal year ended
                     December 31, 1997, filed March 10, 1998, File
                     No. 1-10410.)

          +10(40) Form of Severance Agreement dated October 29, 1998 entered into with John M. Boushy, Colin V. Reed, and Judy T.
                     Wormser. (Incorporated by reference from the Company's
                     Annual Report on Form 10-K for the fiscal year ended
                     December 31, 1997, filed March 10, 1998, File No. 1-10410.)

          +10(41)    Employment Agreement dated July 30, 1999, between Harrah's
                     Operating Company, Inc. and Stephen H. Brammell.
                     (Incorporated by reference from the Company's Quarterly
                     Report on Form 10-Q filed November 12, 1999, File
                     No. 1-10410.)

       NO.
------------------
          +10(42)    Amendment to Employment Agreement dated August 2, 2000,
                     between Harrah's Operating Company, Inc. and Stephen H.
                     Brammell. (Incorporated by reference from the Company's
                     Quarterly Report on Form 10-Q filed November 13, 2000, File
                     No. 1-10410.)

          +10(43)    Severance Agreement dated July 30, 1999, between Harrah's
                     Entertainment, Inc. and Stephen H. Brammell. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed November 12, 1999, File No. 1-10410.)

          +10(44)    Employment Agreement dated November 1, 1999, between
                     Harrah's Operating Company, Inc. and Janis L. Jones.
                     (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed March 13, 2000, File No. 1-10410.)

          +10(45) Amendment to Employment Agreement, dated August 2, 2000, between Harrah's Operating Company, Inc. and Janis L. Jones.
                     (Incorporated by reference from the Company's Quarterly
                     Report on Form 10-Q filed November 13, 2000, File
                     No. 1-10410.)

          +10(46)    Severance Agreement dated November 1, 1999, between Harrah's
                     Entertainment, Inc. and Janis L. Jones. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed March 13, 2000, File No. 1-10410.)

          +10(47)    Employment Agreement, dated August 25, 2000, between
                     Harrah's Operating Company, Inc. and Richard E. Mirman.
                     (Incorporated by reference from the Company's Quarterly
                     Report on Form 10-Q filed November 13, 2000, File
                     No. 1-10410.)

          +10(48)    Severance Agreement, dated April 27, 2000, between Harrah's
                     Entertainment, Inc. and Richard Mirman. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed August 14, 2000, File No. 1-10410.)

          +10(49)    Employment Agreement dated May 7,1999, between Harrah's
                     Operating Company, Inc. and Marilyn G. Winn. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed August 12, 1999, File No. 1-10410.)

          +10(50) Amendment to Employment Agreement, dated August 2, 2000, between Harrah's Operating Company, Inc. and Marilyn G.
                     Winn. (Incorporated by reference from the Company's
                     Quarterly Report on Form 10-Q filed November 13, 2000, File
                     No. 1-10410.)

          +10(51)    Severance Agreement dated May 7, 1999, between Harrah's
                     Entertainment, Inc. and Marilyn G. Winn. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed August 12, 1999, File No. 1-10410.)

          +10(52) The Promus Companies Incorporated 1990 Stock Option Plan, as amended July 29, 1994. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, filed August 11, 1994, File
                     No. 1-10410.)

          +10(53)    Amendment, dated April 5, 1995, to The Promus Companies
                     Incorporated 1990 Stock Option Plan as adjusted on
                     December 12, 1996. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed March 11, 1997, File
                     No. 1-10410.)

          +10(54)    Amendment, dated February 26, 1998, to the Harrah's
                     Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 14, 1998,
                     File No. 1-10410.)

          +10(55)    Amendment, dated April 30, 1998, to the Harrah's
                     Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 7, 1998,
                     File No. 1-10410.)

       NO.
------------------
          +10(56)    Amendment, dated October 29, 1998, to the Harrah's
                     Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by
                     reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 19,
                     1999, File No. 1-10410.)

          +10(57)    Revised Form of Stock Option with attachments (1990 Stock
                     Option Plan). (Incorporated by reference from the Company's
                     Annual Report on Form 10-K for the fiscal year ended
                     December 31, 1996, filed March 11, 1997, File No. 1-10410.)

          +10(58)    The Promus Companies Incorporated 1990 Restricted Stock
                     Plan. (Incorporated by reference from the Company's Annual
                     Report on Form 10-K for the fiscal year ended December 29, 1989, filed March 28, 1990, File No. 1-10410.)

          +10(59)    Amendment, dated April 5, 1995, to The Promus Companies
                     Incorporated 1990 Restricted Stock Plan. (Incorporated by reference from the Company's Proxy Statement for the May 26, 1995 Annual Meeting of Stockholders, filed
                     April 25, 1995.)

          +10(60)    Amendment, dated February 26, 1998, to the Harrah's
                     Entertainment, Inc. 1990 Restricted Stock Plan.
                     (Incorporated by reference from the Company's Quarterly
                     Report on Form 10-Q for the quarter ended March 30, 1998, filed May 14, 1998, File No. 1-10410.)

          +10(61)    Amendment, dated April 30, 1998, to the Harrah's
                     Entertainment, Inc. 1990 Restricted Stock Plan.
                     (Incorporated by reference from the Company's Quarterly
                     Report on Form 10-Q for the quarter ended June 30, 1998, filed August 7, 1998, File No. 1-10410.)

          +10(62)    Amendment, dated October 29, 1998, to the Harrah's
                     Entertainment, Inc. 1990 Restricted Stock Plan.
                     (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 19, 1999, File No. 1-10410.)

          +10(63)    Revised Form of Restricted Stock Award (1990 Restricted
                     Stock Plan). (Incorporated by reference from the Company's
                     Annual Report on Form 10-K for the fiscal year ended
                     December 31, 1996, filed March 11, 1997, File No. 1-10410.)

          +10(64)    Administrative Regulations, Long Term Compensation Plan
                     (Restricted Stock Plan and Stock Option Plan) dated
                     October 27, 1995. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed March 6, 1996, File
                     No. 1-10410.)

          +10(65)    Amendment to Administrative Regulations, Long Term
                     Compensation Plan (Restricted Stock Plan and Stock Option
                     Plan) dated December 12, 1996. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed March 11, 1997, File
                     No. 1-10410.)

          +10(66)    Deferred Compensation Plan dated October 16, 1991.
                     (Incorporated by reference from Amendment No. 2 to the Company's and Embassy's Registration Statement on Form S-1,
                     File No. 33-43748, filed March 18, 1992.)

          +10(67)    Amendment, dated May 26, 1995, to The Promus Companies
                     Incorporated Deferred Compensation Plan. (Incorporated by reference from the Company's Current Report on Form 8-K, filed June 15, 1995, File No. 1-10410.)

          +10(68)    Amendment dated April 24, 1997, to Harrah's
                     Entertainment, Inc.'s Deferred Compensation Plan.
                     (Incorporated by reference from the Company's Quarterly
                     Report on Form 10-Q for the quarter ended June 30, 1997, filed August 13, 1997, File No. 1-10410.)

       NO.
------------------
        **+10(69)    Amendment dated as of November 15, 2000 to the Harrah's
                     Entertainment, Inc. Deferred Compensation Plan.

          +10(70) Forms of Deferred Compensation Agreement. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed March 6, 1996, File No. 1-10410.)

          +10(71) Amended and Restated Executive Deferred Compensation Plan dated as of October 27, 1995. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed March 6, 1996, File
                     No. 1-10410.)

          +10(72)    Amendment dated April 24, 1997 to Harrah's
                     Entertainment, Inc.'s Executive Deferred Compensation Plan.
                     (Incorporated by reference from the Company's Quarterly
                     Report on Form 10-Q for the quarter ended June 30, 1997, filed August 13, 1997, File No. 1-10410.)

          +10(73)    Amendment dated April 30, 1998 to the Harrah's
                     Entertainment, Inc. Executive Deferred Compensation Plan.
                     (Incorporated by reference from the Company's Quarterly
                     Report on Form 10-Q for the quarter ended June 30, 1998, filed August 7, 1998, File No. 1-10410.)

          +10(74)    Amendment dated October 29, 1998 to the Harrah's
                     Entertainment, Inc. Executive Deferred Compensation Plan.
                     (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 19, 1999, File No. 1-10410.)

          +10(75)    Description of Amendments to Executive Deferred Compensation
                     Plan. (Incorporated by reference from the Company's
                     Quarterly Report on Form 10-Q for the quarter ended
                     September 30, 1997, filed November 13, 1997, File
                     No. 1-10410.)

          +10(76)    Restated Amendment, dated July 18, 1996, to Harrah's
                     Entertainment, Inc. Executive Deferred Compensation Plan.
                     (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed March 11, 1997, File No. 1-10410.)

        **+10(77)    Amendment dated as of November 15, 2000 to the Harrah's
                     Entertainment, Inc. Executive Deferred Compensation Plan.

          +10(78)    Forms of Executive Deferred Compensation Agreement.
                     (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed March 6, 1996, File No. 1-10410.)

          +10(79)    Escrow Agreement dated February 6, 1990 between The Promus
                     Companies Incorporated, certain subsidiaries thereof, and Sovran Bank, as escrow agent. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1989, filed March 28, 1990, File
                     No. 1-10410.)

          +10(80) First Amendment to Escrow Agreement dated January 31, 1990 among Holiday Corporation, certain subsidiaries thereof and Sovran Bank, as escrow agent. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1989, filed March 28, 1990, File
                     No. 1-10410.)

          +10(81) Amendment to Escrow Agreement dated as of October 29, 1993 among The Promus Companies Incorporated, certain subsidiaries thereof, and NationsBank, Formerly Sovran Bank.
                     (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed March 28, 1994, File No. 1-10410.)

          +10(82) Amendment, dated as of June 7, 1995, to Escrow Agreement among The Promus Companies Incorporated, certain subsidiaries thereof and NationsBank. (Incorporated by

       NO.
------------------
                     reference from the Company's Current Report on Form 8-K,
                     filed June 15, 1995, File No. 1-10410.)

          +10(83) Amendment, dated as of July 18, 1996, to Escrow Agreement between Harrah's Entertainment, Inc. and NationsBank.
                     (Incorporated by reference from the Company's Quarterly
                     Report on Form 10-Q for the quarter ended September 30, 1996, filed November 12, 1996, File No. 1-10410.)

          +10(84) Letter Agreement with Wells Fargo Bank Minnesota, N.A., dated August 31, 2000, concerning appointment as Escrow
                     Agent under Escrow Agreement for deferred compensation plans. (Incorporated by reference from the Company's
                     Quarterly Report on Form 10-Q filed November 13, 2000, File
                     No. 1-10410.)

          +10(85)    Amendment to Escrow Agreement, dated April 26, 2000, between
                     Harrah's Entertainment, Inc. and Wells Fargo Bank Minnesota,
                     N.A., Successor to Bank of America, N.A. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed November 13, 2000, File No. 1-10410.)

          +10(86) Time Accelerated Restricted Stock Award Plan ("TARSAP") program dated December 12, 1996. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed March 11, 1997, File
                     No. 1-10410.)

          +10(87) Form of TARSAP Award. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed March 11, 1997, File
                     No. 1-10410.)

          +10(88) Amendment, dated as of October 30, 1997, to Escrow Agreement between Harrah's Entertainment, Inc., Harrah's Operating
                     Company, Inc. and NationsBank. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed March 10, 1998, File
                     No. 1-10410.)

          +10(89)    Amendment to Harrah's Entertainment, Inc. 1990 Stock Option
                     Plan. (Incorporated by reference from the Company's
                     Quarterly Report on Form 10-Q filed August 12, 1999, File
                     No. 1-10410.)

          +10(90)    Amendment to Harrah's Entertainment, Inc. 1990 Stock Option
                     Plan, dated as of February 23, 2000. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed August 14, 2000, File No. 1-10410.)

          +10(91)    Amendment to Harrah's Entertainment, Inc.'s Annual
                     Management Bonus Plan. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed August 12,
                     1999, File No. 1-10410.)

          +10(92) Harrah's Entertainment, Inc. Senior Executive Incentive Plan approved by the Stockholders on April 27, 2000, following approval by the Company's Human Resources Committee of the Board of Directors on February 23, 2000, and the Board of
                     Directors on February 24, 2000. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed
                     August 14, 2000, File No. 1-10410.)

          +10(93) TARSAP Deferral Plan dated July 28, 1999. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed November 12, 1999, Filed No. 1-10410.)

          +10(94)    TARSAP Deferral Plan -- Deferral Agreement dated August 30,
                     1999, between Harrah's Entertainment, Inc. and Philip G.
                     Satre. (Incorporated by reference from the Company's
                     Quarterly Report on Form 10-Q filed November 12, 1999, Filed
                     No. 1-10410.)

       NO.
------------------
          +10(95)    TARSAP Deferral Plan -- Deferral Agreement dated August 16,
                     1999, between Harrah's Entertainment, Inc. and Colin V.
                     Reed. (Incorporated by reference from the Company's
                     Quarterly Report on Form 10-Q filed November 12, 1999, Filed
                     No. 1-10410.)

          +10(96) Time Accelerated Restricted Stock Award Plan II (TARSAP II) approved by the Human Resources Committee of the Board of Directors on April 26, 2000. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed
                     August 14, 2000, File No. 001-10410.)

          +10(97)    Description of amendment to Time Accelerated Restricted
                     Stock Program (TARSAP II) approved by the Human Resources
                     Committee of the Board of Directors on July 26, 2000.
                     (Incorporated by reference from the Company's Quarterly
                     Report on Form 10-Q filed November 13, 2000, File
                     No. 1-10410.)

          +10(98)    Harrah's Entertainment, Inc.'s Restated Annual Management
                     Bonus Plan dated February 2000. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed
                     May 12, 2000, File No. 1-10410.)

           10(99)    Intercreditor Agreement among Harrah's Entertainment, Inc.,
                     Harrah's Operating Company, Inc., Bankers Trust Company, as
                     Administrative Agent, and Norwest Bank Minnesota, National
                     Association, as Trustee, and The Bank of New York, as
                     Collateral Agent, acknowledged and agreed to by JCC Holding
                     Company, Jazz Casino Company, L.L.C., CP Development,
                     L.L.C., FP Development, L.L.C., and JCC Development Company,
                     L.L.C., dated as of October 29, 1998. (Incorporated by reference from JCC Holding Company's Registration Statement on Form 10/A, filed November 20, 1998, File No. 1-12095.)

           10(100)   Second Amended and Restated Management Agreement between
                     Harrah's New Orleans Management Company and Jazz Casino
                     Company, L.L.C., acknowledged and consented to by Rivergate
                     Development Corporation, as Landlord, dated as of October 29, 1998. (Incorporated by reference from JCC
                     Holding Company's Registration Statement on Form 10/A, filed
                     November 20, 1998, File No. 1-12095.)

           10(101)   HET/JCC Agreement between Harrah's Entertainment, Inc.,
                     Harrah's Operating Company, Inc. and Jazz Casino Company,
                     L.L.C., dated October 30, 1998. (Incorporated by reference from JCC Holding Company's Registration Statement on
                     Form 10/A, filed November 20, 1998, File No. 1-12095.)

         **11        Computations of per share earnings.

         **12        Computations of ratios.

         **13        Portions of Annual Report to Stockholders for the year ended
                     December 31, 2000. (Filed herewith to the extent portions of such report are specifically included herein by reference.)

         **21        List of subsidiaries of Harrah's Entertainment, Inc.

------------------------

**  Filed herewith.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form pursuant to Item 14(c) of Form 10-K.

    (b) The following reports on Form 8-K were filed by the Company during the fourth quarter of 2000 and thereafter through March 28, 2001.

        (i) Form 8-K filed November 14, 2000, regarding the remarks of the Company's Chief Executive Officer to the Mayor's Casino Tax Advisory Committee in New Orleans, Louisiana given November 13, 2000.

        (ii) Form 8-K filed November 20, 2000, regarding a proposal by JCC Holding Company to restructure its financial obligations.

       (iii) Form 8-K filed December 7, 2000, regarding the filing by National Airlines, Inc. of a petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code.

        (iv) Form 8-K filed January 2, 2001, regarding the Company's notice to JCC Holding Company that it would not renew its guarantee of JCC's $100 million annual tax payment obligation.

        (v) Form 8-K filed January 4, 2001, regarding the filing by JCC Holding Company of a petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code.

        (vi) Form 8-K filed January 16, 2001, regarding Board of Director approval of the Company's participation in a proposed reorganization plan filed by JCC Holding Company.

       (vii) Form 8-K filed January 19, 2001, regarding a pre-announcement of Company year 2000 results.

      (viii) Form 8-K filed January 29, 2001, regarding the sale by the Company of $500 million of its 8.00% Senior Notes due 2011.

        (ix) Form 8-K filed February 7, 2001, regarding year 2000 results.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                       HARRAH'S ENTERTAINMENT, INC.

                                                       By:             /s/ PHILIP G. SATRE
                                                            -----------------------------------------
                                                                    Philip G. Satre, Chairman,
                                                                   Chief Executive Officer, and
                Dated: March 28, 2001                                Office of the President

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

                  SIGNATURE                                  TITLE                        DATE
                  ---------                                  -----                        ----
             /s/ JAMES B. FARLEY
    ------------------------------------       Director                              March 28, 2001
               James B. Farley

              /s/ JOE M. HENSON
    ------------------------------------       Director                              March 28, 2001
                Joe M. Henson

               /s/ RALPH HORN
    ------------------------------------       Director                              March 28, 2001
                 Ralph Horn

          /s/ J. KELL HOUSSELS III
    ------------------------------------       Director                              March 28, 2001
            J. Kell Houssels III

             /s/ GARY W. LOVEMAN
    ------------------------------------       Director, Chief Operating Officer,    March 28, 2001
               Gary W. Loveman                   and Office of the President

             /s/ R. BRAD MARTIN
    ------------------------------------       Director                              March 28, 2001
               R. Brad Martin

            /s/ ROBERT G. MILLER
    ------------------------------------       Director                              March 28, 2001
              Robert G. Miller

              /s/ COLIN V. REED
    ------------------------------------       Director, Chief Financial Officer,    March 28, 2001
                Colin V. Reed                    and Office of the President

                  SIGNATURE                                  TITLE                        DATE
                  ---------                                  -----                        ----
            /s/ WALTER J. SALMON
    ------------------------------------       Director                              March 28, 2001
              Walter J. Salmon

             /s/ PHILIP G. SATRE               Director, Chairman, Chief
    ------------------------------------         Executive Officer, and Office of    March 28, 2001
               Philip G. Satre                   the President

             /s/ BOAKE A. SELLS
    ------------------------------------       Director                              March 28, 2001
               Boake A. Sells

            /s/ EDDIE N. WILLIAMS
    ------------------------------------       Director                              March 28, 2001
              Eddie N. Williams

             /s/ JUDY T. WORMSER
    ------------------------------------       Controller and Principal              March 28, 2001
               Judy T. Wormser                   Accounting Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Harrah's Entertainment, Inc.:

    We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in the Harrah's Entertainment, Inc. 2000 annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated March 21, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed under Item 14(a)2 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ ARTHUR ANDERSEN LLP

Las Vegas, Nevada
March 21, 2001

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

    As independent public accountants, we hereby consent to the incorporation of our reports dated March 21, 2001 included in this Form 10-K for the year ended December 31, 2000, into the Company's previously filed Registration Statements File Nos. 333-57214, 333-56266 and 333-39840.

                                          /s/ ARTHUR ANDERSEN LLP

Las Vegas, Nevada
March  21, 2001

                                                                      SCHEDULE I

                          HARRAH'S ENTERTAINMENT, INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
ASSETS
Cash........................................................  $        -   $        -
Investments in and advances to subsidiaries (eliminated in
  consolidation)............................................   1,269,718    1,486,277
                                                              ----------   ----------
                                                              $1,269,718   $1,486,277
                                                              ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Commitments and contingencies (Notes 2, 3 and 6 through 8)
Stockholders' equity (Note 4)
  Common stock, $0.10 par value, authorized - 360,000,000
    shares, outstanding - 115,952,394 and 124,379,760 (net
    of 22,030,805 and 9,286,772 held in treasury)...........  $   11,595   $   12,438
  Capital surplus...........................................   1,075,313      987,322
  Retained earnings.........................................     224,251      512,539
  Accumulated other comprehensive income....................      (1,036)        (493)
  Deferred compensation related to restricted stock.........     (40,405)     (25,529)
                                                              ----------   ----------
                                                              $1,269,718   $1,486,277
                                                              ==========   ==========

                 The accompanying Notes to Financial Statements are an integral part of these balance sheets.

                          HARRAH'S ENTERTAINMENT, INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Revenues....................................................  $      -   $      -   $      -
Costs and expenses..........................................       150        150        165
                                                              --------   --------   --------
Loss before income taxes and equity in subsidiaries'
  continuing earnings.......................................      (150)      (150)      (165)
Income tax benefit..........................................        53         53         58
                                                              --------   --------   --------
Loss before equity in subsidiaries' continuing earnings.....       (97)       (97)      (107)
Equity in subsidiairies' continuing earnings................   (11,247)   219,600    121,824
                                                              --------   --------   --------
Income (loss) before extraordinary loss.....................   (11,344)   219,503    121,717
Extraordinary loss, net of tax benefit of $388, $5,990 and
  $10,522 (Note 3)..........................................      (716)   (11,033)   (19,693)
                                                              --------   --------   --------
Net income (loss)...........................................  $(12,060)  $208,470   $102,024
                                                              ========   ========   ========

                 The accompanying Notes to Financial Statements
                   are an integral part of these statements.

                          HARRAH'S ENTERTAINMENT, INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
Cash flows from operating activities........................
  Net income (loss).........................................  $ (12,060)  $ 208,470   $ 102,024
  Adjustment to reconcile net income to cash flows from
    operating activities
      Equity in undistributed continuing (earnings) losses
        of subsidiaries.....................................     11,247    (219,600)   (121,824)
      Extraordinary losses..................................      1,104      17,023      29,491
      Other non-cash activity...............................       (291)     (5,893)     (9,691)
                                                              ---------   ---------   ---------
          Cash flows from operating activities..............          -           -           -
                                                              ---------   ---------   ---------

Cash flows from financing activities
  Distributions from subsidiary.............................    277,607     147,952           -
  Treasury stock purchases..................................   (277,607)   (147,952)          -
                                                              ---------   ---------   ---------
          Cash flows from financing activities..............          -           -           -
                                                              ---------   ---------   ---------
Net change in cash..........................................          -           -           -
Cash, beginning of period...................................          -           -           -
                                                              ---------   ---------   ---------
Cash, end of period.........................................  $       -   $       -   $       -
                                                              =========   =========   =========

                 The accompanying Notes to Financial Statements
                   are an integral part of these statements.

                          HARRAH'S ENTERTAINMENT, INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1--BASIS OF ORGANIZATION

    Harrah's Entertainment, Inc. ("HET", or the "Company") a Delaware corporation, is a holding company, the principal assets of which are the capital stock of two subsidiaries, Harrah's Operating Company, Inc. ("HOC") and Aster Insurance Ltd. ("Aster"). HOC holds, directly and through its subsidiaries, the principal assets of HET's businesses. References to HOC include its subsidiaries where the context requires. These condensed financial statements should be read in conjunction with the consolidated financial statements of HET and subsidiaries.

NOTE 2--INVESTMENT IN ASTER

    The value of HET's investment in Aster has been reduced below zero. HET's negative investment in Aster at December 31, 2000 and 1999 was $6.9 million and $7.3 million, respectively, and is included in investments in and advances to subsidiaries on the balance sheet. In addition, HET has guaranteed the payment by Aster of certain insurance-related liabilities.

NOTE 3--DEBT

    HET has no long-term debt obligations.

    During each of the periods presented, HOC refinanced certain of its outstanding debts, in particular those debt obligations assumed in acquisition transactions, to reduce effective interest rates and / or lengthen maturities. The extraordinary losses reported in HET's Statements of Operations for each period are primarily due to HOC's refinancing activities.

    During December 1998, HOC completed a public offering of $750.0 million principal amount of 7 7/8% Senior Subordinated Notes due 2005 (the "7 7/8% Notes").

    In January 1999, HOC completed a public offering of $500.0 million principal amount of 7 1/2% Senior Notes due 2009 (the "7 1/2% Notes").

    In January 2001, HOC completed a private placement of $500 million principal amount 8% Senior Notes due 2011 (the "8% Notes").

    HET has guaranteed the 7 7/8% Notes, the 7 1/2% Notes and the 8% Notes, as well as HOC's revolving credit and letter of credit facilities.

NOTE 4--STOCKHOLDERS' EQUITY

    In addition to its common stock, HET has the following classes of stock authorized but unissued:

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

NOTE 4--STOCKHOLDERS' EQUITY (CONTINUED) or more of the Company's outstanding common stock, each Right entitles its holder to purchase common stock of the Company having a market value at that time of twice the Right's exercise price. Under certain conditions, each Right entitles its holder to purchase stock of an acquiring company at a discount. Rights held by the 15% holder will become void. The Rights will expire on October 5, 2006, unless earlier redeemed by the Board at one cent per Right.

    In July 1999, the Company's Board of Directors authorized the repurchase in open market and other transactions of up to 10 million shares of the Company's common stock. At December 31, 2000, HET had repurchased all 10 million shares under the provisions of this plan. These repurchases are in addition to
0.5 million shares repurchased earlier in 1999 in connection with the increase of HOC's ownership interest in its East Chicago casino property.

    In April 2000, HET's Board of Directors authorized the repurchase of an additional 12.5 million shares of the Company's common stock in open market and other transactions as market conditions warrant. This plan will expire
December 31, 2001. At December 31, 2000, HET had repurchased 8.0 million shares under the provisions of this plan.

    The shares repurchased under these programs are held in treasury and reflected in HET's balance sheet as if they were retired.

NOTE 5--INCOME TAXES

    Harrah's files a consolidated tax return with its subsidiaries.

NOTE 6--COMMITMENTS AND CONTINGENCIES

    NEW ORLEANS CASINO. HOC has an approximate 40% ownership interest in JCC Holding Company and its subsidiary, Jazz Casino Company, LLC (collectively, "JCC"), the company which owns and operates a land-based casino (the "Casino") in New Orleans, Louisiana. HOC manages that Casino pursuant to a management agreement between JCC and an HOC subsidiary.

    On January 4, 2001, JCC filed a voluntary petition for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code. The reorganization plan has been confirmed by the bankruptcy court; the State of Louisiana has enacted legislation to reduce the minimum annual payment obligation to the State of Louisiana Gaming Board (the "State Obligation") and to relax certain Casino operating restrictions by permitting the Casino to offer certain food and hotel services; and the City of New Orleans City Council has adopted ordinances to reduce JCC's annual payments to the City. Final consummation of the reorganization plan is subject to completion of legal documentation satisfactory to all parties, as well as satisfaction of all other conditions to plan consummation.

    Assuming JCC's reorganization plan is consummated, HET and HOC will guarantee the State Obligation of $50 million in the first year and $60 million for three subsequent years. HOC would receive a fee for providing this guarantee. In addition to the proposed changes in the State Agreements, under the reorganization plan, JCC's capital structure would be changed and HOC would own 49% of the new equity in JCC and hold approximately $51 million of the new debt of JCC. There would be a new $35 million JCC revolving credit facility at market terms, which HOC will provide. HOC has also agreed to changes in the management agreement, which would, among other things, (i) change the base management fee to an incentive management fee based on earnings of the business

                          HARRAH'S ENTERTAINMENT, INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 6--COMMITMENTS AND CONTINGENCIES (CONTINUED) before interest expense, income taxes, depreciation and amortization and management fees, (ii) require HOC to provide certain administrative services to JCC as part of its management fee without any reimbursement from JCC and
(iii) provide for termination of management services if minimum performance thresholds are not met.

    Due to the filing of bankruptcy by JCC, in fourth quarter 2000 HOC recorded reserves of $220 million for receivables not expected to be recovered in JCC's reorganization plan. Failure by JCC to consummate its reorganization plan would likely result in loss of its State gaming license and could result in further financial impact to HOC of approximately $73 million, plus any additional amounts funded under the State Obligation.

NOTE 7--LITIGATION

    HET is involved in various inquiries, administrative proceedings and litigation relating to contracts, sales of property and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management believes that the final outcome of these matters will not have a material adverse effect upon HET's consolidated financial position or results of operations.

NOTE 8--ACQUISITIONS

    On June 1, 1998, HOC completed the acquisition of Showboat, Inc. ("Showboat") for $30.75 per share in an all-cash transaction and assumed approximately $635 million of Showboat debt.

    On January 1, 1999, HET completed the merger with Rio Hotel & Casino, Inc. ("Rio"), issuing approximately 25 million shares of HET common stock to acquire all of Rio's outstanding shares in a one-for-one transaction and assuming Rio's outstanding debt of approximately $432 million. HET transferred the Rio stock to HOC upon completion of the merger.

    On March 22, 2000, HOC completed the acquisition of Players
International, Inc. ("Players"), paying $8.50 in cash for each share outstanding and assuming $150 million of Players' debt.

                                                                     SCHEDULE II

                          HARRAH'S ENTERTAINMENT, INC.
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                  COLUMN A                      COLUMN B         COLUMN C          COLUMN D        COLUMN E
---------------------------------------------  ----------   -------------------   ----------       ---------
                                                                 ADDITIONS
                                                            -------------------
                                                            CHARGED
                                               BALANCE AT   TO COSTS   CHARGED    DEDUCTIONS        BALANCE
                                               BEGINNING      AND      TO OTHER      FROM          AT CLOSE
                 DESCRIPTION                   OF PERIOD    EXPENSES   ACCOUNTS    RESERVES        OF PERIOD
---------------------------------------------  ----------   --------   --------   ----------       ---------
YEAR ENDED DECEMBER 31, 2000
Allowance for doubtful accounts
  Current....................................    $44,086    $  8,900   $   239     $ (3,868)(A)    $ 49,357
                                                 =======    ========   =======     ========        ========
  Long-term..................................    $ 8,005    $ (4,534)  $     -     $ (3,315)       $    156
                                                 =======    ========   =======     ========        ========
Reserve against investments in and advances
  to nonconsolidated affiliates (B)..........    $13,000    $236,850   $     -     $      -        $249,850
                                                 =======    ========   =======     ========        ========
Reserve for impairment of long-lived assets
  (C)........................................    $13,237    $  5,923   $(2,385)    $(10,852)       $  5,923
                                                 =======    ========   =======     ========        ========
Reserve for contingent liability exposure....    $   878    $ 22,550   $26,191     $   (878)       $ 48,741
                                                 =======    ========   =======     ========        ========
Insurance allowances and reserves............    $51,008    $ 94,184   $     -     $(87,474)       $ 57,718
                                                 =======    ========   =======     ========        ========

YEAR ENDED DECEMBER 31, 1999
Allowance for doubtful accounts
  Current....................................    $14,356    $ 22,774   $25,935     $(18,979)(A)    $ 44,086
                                                 =======    ========   =======     ========        ========
  Long-term..................................    $12,693    $      -   $ 2,639     $ (7,327)       $  8,005
                                                 =======    ========   =======     ========        ========
Reserve against investments in and advances
  to nonconsolidated affiliates..............    $13,000    $      -   $     -     $      -        $ 13,000
                                                 =======    ========   =======     ========        ========
Reserve for impairment of long-lived assets
  (C)........................................    $36,490    $  3,367   $ 2,385     $(29,005)       $ 13,237
                                                 =======    ========   =======     ========        ========
Reserve for contingent liability exposure....    $ 1,041    $      -   $     -     $   (163)       $    878
                                                 =======    ========   =======     ========        ========
Insurance allowances and reserves............    $45,771    $ 68,654   $     -     $(63,417)       $ 51,008
                                                 =======    ========   =======     ========        ========

YEAR ENDED DECEMBER 31, 1998
Allowance for doubtful accounts
  Current....................................    $11,462    $  9,905   $     -     $ (7,011)(A)    $ 14,356
                                                 =======    ========   =======     ========        ========
  Long-term..................................    $10,421    $      -   $     -     $  2,272        $ 12,693
                                                 =======    ========   =======     ========        ========
Reserve against investments in and advances
  to nonconsolidated affiliates..............    $13,000    $      -   $     -     $      -        $ 13,000
                                                 =======    ========   =======     ========        ========
Reserve for impairment of long-lived
  assets.....................................    $33,369    $  2,740   $   381     $      -        $ 36,490
                                                 =======    ========   =======     ========        ========
Reserve for contingent liability exposure....    $ 4,806    $      -   $     -     $ (3,765)       $  1,041
                                                 =======    ========   =======     ========        ========
Insurance allowances and reserves............    $46,870    $ 62,262   $     -     $(63,361)       $ 45,771
                                                 =======    ========   =======     ========        ========

------------------------

(A) Uncollectible accounts written off, net of amounts recovered.

(B) See Note 15 to our Consolidated Financial Statements.

(C) Reduction of reserve due to disposition of property.