Form 10-K405/A
period 2000-12-31
HARRAHS ENTERTAINMENT INC
filed 2001-04-12
CIK 858339

----------------------------------------------------------------------
----------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)
                            ------------------------

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

                            ------------------------

                               ONE HARRAH'S COURT
                            LAS VEGAS, NEVADA 89119

              (Address of principal executive offices) (zip code)
                            ------------------------

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (702) 407-6000
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

           TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
------------------------------------------        ------------------------------------------
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

------------------------

 * Common Stock also has special stock purchase rights listed on each of the same exchanges

**  Securities guaranteed by Registrant
                            ------------------------

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

----------------------------------------------------------------------
----------------------------------------------------------------------

    The following items were the subject of a Form 12b-25 and are included herein: Item 14(a)2. The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as set forth below:

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

CASINO ENTERTAINMENT

    GENERAL

    Paragraph 2 of this section shall be deleted in its entirety and restated as follows:

    As of December 31, 2000, we operated a total of approximately 1,258,220 square feet of casino space, 36,858 slot machines, 1,099 table games, 11,562 hotel rooms or suites, approximately 294,844 square feet of convention space, 86 restaurants, 30 snack bars, 11 showrooms and four cabarets.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) 2. Financial information filed pursuant to Item 14(d) (including related notes to consolidated financial statements) filed as part of this report are listed below:

        Financial Information of JCC Holding Company and Subsidiaries

           Report of Independent Public Accountants.

           Consolidated Balance Sheets of JCC Holding Company and Subsidiaries.

           Consolidated Statements of Operations of JCC Holding Company and Subsidiaries.

           Consolidated Statements of Cash Flows of JCC Holding Company and Subsidiaries.

           Consolidated Statements of Stockholders' Equity of JCC Holding Company and
             Subsidiaries.

           Notes to Consolidated Financial Statements of JCC Holding Company and Subsidiaries.

        Financial Information of National Airlines, Inc.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of JCC Holding Company
New Orleans, LA

    We have audited the accompanying consolidated balance sheets of JCC Holding Company and subsidiaries (the "Company") (Successor to "Harrah's Jazz Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999 and for the period from October 30, 1998 to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    As discussed in Note 1 to the financial statements, on October 13, 1998, the Bankruptcy Court entered an order confirming a plan of reorganization which became effective after the close of business on October 29, 1998. Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," for the successor company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods.

    As further discussed in Note 1, the Company filed for reorganization under Chapter 11 of the Federal Bankruptcy Code on January 4, 2001. The Bankruptcy Court entered an order confirming the plan of reorganization which became effective on March 29, 2001. The consequences of this bankruptcy proceeding will be reflected in the financial statements as of the effective date.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of JCC Holding Company and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 and for the period from October 30, 1998 to December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ DELOITTE & TOUCHE LLP

Memphis, Tennessee
March 30, 2001

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                2000       1999
                                                              --------   --------
                                     ASSETS
Current Assets:
  Cash and cash equivalents (includes restricted cash of
    $2,113 and $6,382, respectively)........................  $ 26,626   $ 34,687
  Accounts receivable, net of allowance for doubtful
    accounts of $1,958 and $228, respectively...............     6,272      3,177
  Inventories...............................................       685        354
  Prepaids and other assets.................................     3,678      2,760
  Property available for sale...............................         -      4,831
                                                              --------   --------
    Total current assets....................................    37,261     45,809
                                                              --------   --------
Property and Equipment:
  Buildings on leased land..................................   128,936    306,129
  Furniture, fixtures and equipment.........................    22,492     43,634
  Property held for development.............................    15,520     10,138
  Leasehold improvements....................................       245          -
  Construction in progress..................................        89        151
                                                              --------   --------
    Total...................................................   167,282    360,052
  Less--accumulated depreciation............................   (25,561)    (4,179)
                                                              --------   --------
    Net property and equipment..............................   141,721    355,873
                                                              --------   --------
Other Assets:
  Deferred operating contract cost, net of accumulated
    amortization of $3,269 and $494, respectively...........    25,536     68,182
  Lease prepayment, net of accumulated amortization of $816
    and $124, respectively..................................     6,312     16,861
  Deferred charges and other, net of accumulated
    amortization of $1,567 and $421, respectively...........    10,631     19,677
                                                              --------   --------
    Total other assets......................................    42,479    104,720
                                                              --------   --------
    Total Assets............................................  $221,461   $506,402
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liablities:
  Short-term borrowings.....................................  $ 23,250   $ 15,850
  Accounts payable--trade...................................       844      2,012
  Accrued interest..........................................     7,025      2,081
  Accrued expenses..........................................    12,301     20,791
  Due to affiliates.........................................    64,806      4,648
  Preconfirmation contingencies.............................     2,212      3,033
  Other.....................................................     1,977      2,009
                                                              --------   --------
    Total current liabilities...............................   112,415     50,424
                                                              --------   --------
Long-term debt (including debt to affiliates of $31,947 and
  $23,704, respectively)....................................   396,412    368,222
Deferred income taxes.......................................         -     37,900
Due to affiliates...........................................    20,968      4,302
Other long-term liabilities.................................       339          -
Commitments and Contingencies
Stockholders' Equity (Deficit):
  Common Stock:
    Unclassified Common Stock (40,000 shares authorized;
     none issued and outstanding; par value $.01 per
     share).................................................         -          -
    Class A Common Stock (20,000 shares authorized; 5,778
     shares and 5,638 shares, respectively, issued and
     outstanding; par value $.01 per share).................        58         56
    Class B Common Stock (20,000 shares authorized; 4,453
     shares issued and outstanding; par value $.01 per
     share).................................................        45         45
  Additional paid-in capital................................   108,269    108,538
  Accumulated deficit.......................................  (417,045)   (62,817)
  Less--unearned compensation...............................         -       (268)
                                                              --------   --------
    Total stockholders' equity (deficit)....................  (308,673)    45,554
                                                              --------   --------
    Total Liabilities and Stockholders' Equity..............  $221,461   $506,402
                                                              ========   ========

                See Notes to Consolidated Financial Statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD
                   FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       TWO-MONTH
                                                         YEAR ENDED     YEAR ENDED    PERIOD ENDED
                                                        DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                            2000           1999           1998
                                                        ------------   ------------   ------------
REVENUES:
  Casino..............................................  $   245,473    $    38,005    $        --
  Food and beverage...................................       20,356          3,693             --
  Retail, parking and other...........................        9,821          1,819             14
  Less--casino promotional allowances.................      (14,545)        (2,361)            --
                                                        -----------    -----------    -----------
    Total net revenues................................      261,105         41,156             14
                                                        -----------    -----------    -----------
OPERATING EXPENSES:
  Direct:
    Casino............................................      215,176         35,013             --
    Food and beverage.................................       16,131          2,875             --
    Retail, parking and other.........................        4,133          1,200             --
  General and administrative..........................       86,387         16,046            310
  Depreciation and amortization.......................       26,339          5,107            111
  Provision for asset impairment......................      258,812             --             --
  Pre-opening expenses................................           --         35,160          3,580
                                                        -----------    -----------    -----------
    Total operating expenses..........................      606,978         95,401          4,001
                                                        -----------    -----------    -----------
OPERATING LOSS........................................     (345,873)       (54,245)        (3,987)
                                                        -----------    -----------    -----------
REORGANIZATION ITEM...................................           --          1,562             --
OTHER INCOME (EXPENSE):
  Interest expense, net of capitalized interest.......      (46,668)        (6,869)            --
  Interest and other income...........................          413            412            310
                                                        -----------    -----------    -----------
    Total other income (expense)......................      (46,255)        (6,457)           310
                                                        -----------    -----------    -----------
LOSS BEFORE TAXES.....................................     (392,128)       (59,140)        (3,677)
INCOME TAX BENEFIT....................................       37,900             --             --
                                                        -----------    -----------    -----------
NET LOSS..............................................  $  (354,228)   $   (59,140)   $    (3,677)
                                                        ===========    ===========    ===========
BASIC NET LOSS PER SHARE..............................  $    (34.79)   $     (5.88)   $     (0.37)
                                                        ===========    ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING...................   10,180,505     10,055,140     10,000,000
                                                        ===========    ===========    ===========

                See Notes to Consolidated Financial Statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD
                   FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                                             TWO-MONTH
                                                               YEAR ENDED     YEAR ENDED    PERIOD ENDED
                                                              DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999           1998
                                                              ------------   ------------   ------------
Cash Flows From Operating Activities:
  Net loss..................................................   $(354,228)     $ (59,140)     $  (3,677)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................      26,339          5,107            111
    Provision for asset impairment..........................     258,812             --             --
    Deferred income taxes...................................     (37,900)            --             --
    Amortization of note discount...........................       5,369            765             --
    Amortization of unearned compensation...................          --            259             --
    Deferred rent...........................................       1,624            226             --
    Provision for bad debts.................................       1,770             --             --
    Write-off of preconfirmation contingencies..............          --         (1,562)            --
    Loss on sale of property and equipment..................          --             27             --
  Changes in operating assets and liabilities:
    Accounts receivable.....................................      (4,865)        (3,134)           (43)
    Inventories.............................................        (331)          (354)            --
    Prepaids and other assets...............................        (918)        (1,062)        (1,634)
    Accounts payable--trade.................................      (1,168)         1,369            643
    Accrued interest........................................      19,523         (5,855)            --
    Accrued expenses........................................      (7,652)        16,336          4,455
    Preconfirmation contingencies...........................        (821)        (2,084)       (68,750)
    Due to affiliates.......................................      34,090          8,224            500
    Other current liabilities...............................         (31)         2,009             --
                                                               ---------      ---------      ---------
    Net cash flows used in operating activities.............     (60,387)       (38,869)       (68,395)
                                                               ---------      ---------      ---------
Cash Flows From Investing Activities:
  Capital expenditures......................................      (3,408)      (130,552)       (27,026)
  Proceeds from sale of property............................          --          6,042             --
  Increase in deferred charges and other assets.............      (1,218)        (8,492)        (5,700)
                                                               ---------      ---------      ---------
    Net cash flows used in investing activities.............      (4,626)      (133,002)       (32,726)
                                                               ---------      ---------      ---------
Cash Flows From Financing Activities:
  Net borrowings (repayments) of short-term borrowings......       7,400         15,850             --
  Proceeds from notes payable to affiliates.................      49,552             --             --
  Proceeds from issuance of long-term debt..................          --        165,202             --
                                                               ---------      ---------      ---------
    Net cash flows provided by financing activities.........      56,952        181,052             --
                                                               ---------      ---------      ---------
Net increase (decrease) in cash and cash equivalents........      (8,061)         9,181       (101,121)
Cash and cash equivalents, beginning of period..............      34,687         25,506        126,627
                                                               ---------      ---------      ---------
Cash and cash equivalents, end of period....................   $  26,626      $  34,687      $  25,506
                                                               =========      =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest................................................   $  15,519      $  10,473             --
  Noncash investing and financing activities:
    Increase in long-term debt for payment-in-kind interest
      payments..............................................   $  14,578      $  14,013             --
    Capitalized interest....................................   $     140      $  18,924      $   3,025
    Issuance of restricted stock awards.....................   $     199      $     527             --
    Amortization of note discount...........................          --      $   2,771      $     506

                See Notes to Consolidated Financial Statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
         FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD
                   FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                           COMMON STOCK
                             -----------------------------------------
                                   CLASS A               CLASS B         ADDITIONAL
                             -------------------   -------------------    PAID-IN     ACCUMULATED     UNEARNED
                              SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL       DEFICIT     COMPENSATION     TOTAL
                             --------   --------   --------   --------   ----------   -----------   ------------   ---------
Balance--October 30,
  1998.....................   5,547       $55       4,453       $45       $107,987     $      --        $  --      $ 108,087
Net loss...................                                                               (3,677)                     (3,677)
                              -----       ---       -----       ---       --------     ---------        -----      ---------
Balance--December 31,
  1998.....................   5,547        55       4,453        45        107,987        (3,677)          --        104,410
                              -----       ---       -----       ---       --------     ---------        -----      ---------
Restricted stock
  activity.................      92                     1                                    526         (268)           259
Other......................      (1)                                            25                                        25
Net loss...................                                                              (59,140)                    (59,140)
                              -----       ---       -----       ---       --------     ---------        -----      ---------
Balance--December 31,
  1999.....................   5,638        56       4,453        45        108,538       (62,817)        (268)        45,554
                              -----       ---       -----       ---       --------     ---------        -----      ---------
Restricted stock
  activity.................     140         2                                 (269)                       268              1
Net loss...................                                                             (354,228)                   (354,228)
                              -----       ---       -----       ---       --------     ---------        -----      ---------
Balance--December 31,
  2000.....................   5,778       $58       4,453       $45       $108,269     $(417,045)       $  --      $(308,673)
                              =====       ===       =====       ===       ========     =========        =====      =========

                See Notes to Consolidated Financial Statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD

                   FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998

NOTE 1. ORGANIZATION, BASIS OF PRESENTATION AND BANKRUPTCY IN JANUARY 2001

    ORGANIZATION. JCC Holding Company ("JCC Holding") was incorporated under Delaware law on August 20, 1996 in contemplation of succeeding to all of the assets and liabilities of Harrah's Jazz Company, a general partnership, which filed for relief under the United States Bankruptcy Code on November 22, 1995. JCC Holding conducts business through its wholly-owned subsidiaries, Jazz Casino Company, L.L.C., a Louisiana limited liability company ("Jazz Casino"), JCC Development Company, L.L.C., a Louisiana limited liability company ("JCC Development"), JCC Canal Development, L.L.C., a Louisiana limited liability company formerly known as CP Development, L.L.C. ("Canal Development")and JCC Fulton Development, L.L.C., a Louisiana limited liability company, formerly known as FP Development, L.L.C. ("Fulton Development" and, together with JCC Holding, Jazz Casino, JCC Development and Canal Development, the "Company"). Except as otherwise noted for purposes of this report, references to the words "we", "us" and "our" refer to JCC Holding Company together with each of its subsidiaries.

    On October 30, 1998, in accordance with the Harrah's Jazz Company Joint Plan of Reorganization confirmed by the United States Bankruptcy Court, we became the successor to the operations of Harrah's Jazz Company. In connection with the Harrah's Jazz Company plan of reorganization, JCC Holding issued an aggregate of 10 million shares of its capital stock consisting of both Class A and Class B Common Stock. The former bondholders of Harrah's Jazz Company received Class A Common Stock, which constituted approximately 52% of the issued and outstanding Class A and Class B Common Stock. In addition, the former bondholders also received their pro rata share of (i) $187.5 million in aggregate principal amount of Jazz Casino's senior subordinated notes with contingent payments, and
(ii) Jazz Casino's senior subordinated contingent notes (see Note 6). Harrah's Entertainment, Inc. ("Harrah's Entertainment") acquired beneficial ownership of Class B Common Stock which constitutes approximately 43% of the issued and outstanding Class A and Class B Common Stock.

    Our purpose is to develop and operate an exclusive land-based casino entertainment facility (the "Casino") in New Orleans, Louisiana. The Casino commenced operations on October 28, 1999. Through certain of its subsidiaries, JCC Holding also plans to develop approximately 130,000 square feet of multipurpose non-gaming entertainment space on the second floor of the Casino and develop various adjacent properties for entertainment uses supporting the Casino. Currently, we have not obtained financing to fund these developments.

    BASIS OF PRESENTATION--1998 REORGANIZATION. As of October 30, 1998, the Company's consolidated financial statements have been prepared in accordance with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7").

    In accordance with the SOP 90-7, we established its reorganization value and adopted "fresh start" reporting as of October 30, 1998. We adopted "fresh start" reporting because owners immediately before filing and confirmation of the Harrah's Jazz Company plan of reorganization received less than

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD

                   FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998

50% of the voting shares of the emerging entity, and its reorganization value is less than the postpetition liabilities and allowed claims, as shown below:

                                                              (IN THOUSANDS)
                                                              --------------
Post-petition current liabilities...........................     $ 83,777
Liabilities deferred pursuant to Chapter 11 proceedings.....      523,468
                                                                 --------
Total postpetition liabilities and allowed claims...........      607,245
Reorganization value........................................      331,000
                                                                 --------
Excess of liabilities over reorganization value.............     $276,245
                                                                 ========

    Pursuant to SOP 90-7, the total reorganization value of the reorganized Company's assets was determined using several factors and by reliance on various valuation methods, including discounting cash flow, as well as by analyzing market cash flow multiples applied to our forecasted cash flows. The factors considered by the Company included: (1) forecasted cash flow results which gave effect to the estimated impact of the restructuring; (2) the discounted residual value at the end of the forecast period; (3) competition and general economic considerations; and (4) future potential profitability. Based on this analysis, we, after consultation with an independent firm specializing in reorganizations, established our reorganization value as follows:

                                                              (IN THOUSANDS)
                                                              --------------
Reorganization value as of October 30, 1998 based upon
  independent appraisal.....................................    $ 495,000
Financing to occur post bankruptcy but prior to opening.....     (164,000)
                                                                ---------
Reorganization value........................................    $ 331,000
                                                                =========

    Under the principles of "fresh start" reporting, our total net assets were recorded at this assumed reorganization value, which was then allocated to identifiable tangible assets on the basis of their estimated fair value. In accordance with "fresh start" reporting, the difference between the assumed reorganization value and the aggregate fair value of the identifiable tangible assets resulted in a reduction in the value assigned to intangible deferred operating contract costs and lease prepayments. In addition, our accumulated deficit was eliminated.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD

                   FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998

    The effect of the Harrah's Jazz Company plan of reorganization and the application of "fresh start" reporting to our condensed (unaudited) balance sheet as of October 30, 1998 was as follows:

                                        (PREDECESSOR)
                                        HARRAH'S JAZZ                                      (SUCCESSOR)
                                           COMPANY                                         JCC HOLDING
                                       PRE-FRESH START      PLAN OF                          COMPANY
                                        BALANCE SHEET    REORGANIZATION   FAIR VALUE       FRESH START
                                         OCTOBER 30,      ADJUSTMENTS     ADJUSTMENTS     BALANCE SHEET
                                            1998              (A)             (B)       OCTOBER 30, 1998
                                       ---------------   --------------   -----------   -----------------
                                                                 (IN THOUSANDS)
Cash and cash equivalents............      $   14,339      $  112,288      $      --         $126,627
Prepaids and other assets............              65              --             --               65
                                           ----------      ----------      ---------         --------
        Total current assets.........          14,404         112,288             --          126,692
Property and equipment...............         199,967              --        (11,795)         188,172
Deferred operating contract cost.....         122,222              --        (53,546)          68,676
Lease prepayment.....................          30,263              --        (13,278)          16,985
Other assets.........................           2,084              --          3,820            5,904
                                           ----------      ----------      ---------         --------
        Total........................      $  368,940      $  112,288      $ (74,799)        $406,429
                                           ==========      ==========      =========         ========
Liabilities not subject to
  compromise.........................      $   83,777      $   (8,348)     $      --         $ 75,429
Liabilities subject to compromise....         523,468        (523,468)            --               --
Long-term debt.......................              --         185,013             --          185,013
Other long-term obligations..........              --          37,900             --           37,900
Partners' deficit/stockholders'
  equity.............................        (238,305)        421,191        (74,799)         108,087
                                           ----------      ----------      ---------         --------
        Total........................      $  368,940      $  112,288      $ (74,799)        $406,429
                                           ==========      ==========      =========         ========

------------------------

(A) To record the transactions consummated pursuant to the Harrah's Jazz Company plan of reorganization and eliminate partners' deficit. These adjustments include a $15 million direct infusion of equity to JCC Holding from Harrah's Crescent City Investment Company.

(B) To record the adjustment to state assets and liabilities at fair value and adjust for the difference between the assumed reorganization value and the fair value of the identifiable tangible and intangible assets by reducing the value assigned to deferred operating contract cost and lease prepayments.

    Preconfirmation contingencies represent amounts owed to creditors of the predecessor company, Harrah's Jazz Company, which were transferred to the Company under the Harrah's Jazz Company Plan of Reorganization. During 1999, preconfirmation contingencies were reduced by $1.6 million due to a change in estimate. This amount is included as a reorganization item on the consolidated statements of operations.

    Bankruptcy in January 2001. On January 4, 2001, we filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in order to allow restructuring of our obligations to the State of Louisiana and the City of New Orleans, long-term debt, bank credit facilities, and trade and other obligations. The filing was made in the U.S. Bankruptcy Court for the Eastern District of Louisiana in

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD

                   FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998

New Orleans (the "Bankruptcy Court"). After the Petition Date, we continued to operate as debtors-in-possession subject to the Bankruptcy Court's supervision and orders.

    The consummation of a plan of reorganization was our primary objective. The plan, which was approved by the bankruptcy court on March 19, 2001 and was effective on March 29, 2001 (the "Effective Date"), resulted in, among other things, elimination of existing common stock and the issuance of new securities to creditors. The consequences of this bankruptcy proceeding will be reflected in the financial statements as of the Effective Date. The cancellation of non-affiliate debt and related accrued interest will result in an extraordinary gain as of the Effective Date. In addition, the cancellation of affiliate debt and other obligations will result in an increase to additional paid in capital as of the Effective Date. The Company did not meet the requirements to utilize fresh start reporting.

    The plan includes the reduction of Jazz Casino's annual minimum payment obligations to the Louisiana Gaming Control Board to the greater of 21.5% of gross gaming revenue or a minimum payment of $50 million commencing April 1, 2001, through March 31, 2002, and $60 million each fiscal year thereafter. Under the plan, Harrah's Entertainment and Harrah's Operating Company, Inc. ("Harrah's Operating Company"), will provide a new minimum payment guaranty to the Louisiana Gaming Control Board (the "New Minimum Payment Guaranty"), which guaranty will secure Jazz Casino's annual minimum payment obligation to the Louisiana Gaming Control Board pursuant to a new HET/JCC Agreement among Harrah's Entertainment and Harrah's Operating Company and Jazz Casino (the "New HET/JCC Agreement"). In exchange for providing a New Minimum Payment Guaranty, Harrah's Entertainment and Harrah's Operating Company (and any substitute guarantor) will receive from Jazz Casino an annual guaranty fee. The obligations under the New HET/JCC Agreement will be secured by, among other things, a first lien on substantially all of our assets (except the Second and Third Amendments to the Amended and Renegotiated Casino Operating Contract and the Gross Revenue Share Payments) (as defined in Note 10). The plan further calls for a reduction of at least $5 million in the amounts required to be paid under Jazz Casino's agreements with the City of New Orleans and the Rivergate Development Corporation.

    On the Effective Date, the outstanding Common Stock of JCC Holding consisted of 12,386,200 shares of new common stock ("New Common Stock"). Under the Plan of Reorganization, in consideration of, among other things, Harrah's Entertainment's and Harrah's Operating Company's consent to the cancellation and extinguishment of all claims against us arising under the Revolving Credit Facility, the Tranche A-2 Term Loan, the Tranche B-2 Term Loan, the Slot Lease, the Junior Subordinated Credit Facility, the Completion Loan Guarantee, and the JCC Development promissory note, it and its affiliates' agreement to waive all claims relating to existing defaults under the Management Agreement, the Administrative Services Agreement, the Forbearance Agreement, the Warrant Agreement, and any other pre-petition claims against us, and Harrah's Operating Company's agreement to contribute the Slot Machines to JCC Holding, Harrah's Entertainment will receive 6,069,238 shares (49%) of the New Common Stock of JCC Holding; holders of claims arising under the Tranche B-1 of the Bank Credit Facilities will receive 1,734,068 shares (14%) of the New Common Stock of JCC Holding; and holders of claims arising under the Senior Subordinated Notes will receive 4,582,894 shares (37%) of the New Common Stock of JCC Holding.

    In addition, Jazz Casino issued term notes (the "New Notes") in the aggregate amount of $124.5 million (face value), which will mature 7 years from their issuance and bear interest at The

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD

                   FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998

London Interbank Offered Rate ("LIBOR") plus 275 basis points. The holders of claims arising under Tranches A-1, A-3 and B-1 of the Bank Credit Facilities received $55.0 million in New Notes; Harrah's Entertainment and its affiliates, as holders of claims arising under the HET/JCC Agreement and Tranche A-2 of the Bank Credit Facilities received $51.6 million in New Notes; and holders of claims arising under the Senior Subordinated Notes received $17.9 million in New Notes.

    Under the Plan of Reorganization, all holders of Casino Operation-Related Unsecured Claims will be paid, in cash, the full amount of their claims.

    Jazz Casino will have up to $35 million available for working capital purposes under a new revolving line of credit (the "New Revolving Credit Facility"), to be provided by Harrah's Entertainment. The New Revolving Credit Facility bears interest at a rate of LIBOR plus 3.00% per annum and will mature in 2006. The obligations under the New Revolving Credit Facility are secured by substantially all of our assets (except the Second and Third Amendments to the Amended and Renegotiated Casino Operating Contract, the Casino's bankroll and the Gross Revenue Share Payments (as defined in Note 10)). The New Revolving Credit Facility will be secured on a second lien priority basis, junior only to a lien securing certain obligations of Jazz Casino under the New HET/JCC Agreement pursuant to which Harrah's Entertainment will agree to provide a Minimum Payment Guaranty. The New Notes will be secured by junior liens on the same assets.

    Harrah's New Orleans Management Company ("Manager") will continue to manage the Casino pursuant to the third amended management agreement (the "Amended Management Agreement"). Under the Amended Management Agreement, Jazz Casino will have the right to terminate the Amended Management Agreement if the Casino fails to achieve adjusted earnings before interest, income taxes, depreciation, amortization and management fees ("EBITDAM") of not less than 85% for 2001, 84% for 2002, and 83% for 2003 and thereafter, of the adjusted EBITDAM forecast by the Manager. The amount of the management fee currently paid to Manager will be adjusted under the Amended Management Agreement, and certain fees now charged to the Casino by the Manager and its affiliates will be eliminated.

    Upon the filing of our Chapter 11 cases, we required funds to meet certain postpetition financial obligations, including the Minimum Daily Payments required under the casino operating contract and the payment obligations arising under the Rivergate Development Corporation Lease. To meet those cash needs, we arranged for a debtor-in-possession financing facility provided by Harrah's Entertainment and its affiliates, the terms of which were negotiated with Harrah's Entertainment prior to the date of filing our bankruptcy petition.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of JCC Holding Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

    CASH AND CASH EQUIVALENTS. For purposes of the consolidated statements of cash flows and consolidated balance sheets, cash and cash equivalents include highly liquid investments with original maturities of three months or less. As of December 31, 2000, restricted cash includes approximately $1.9 million of unused contributions to the capital replacement fund (see Notes 9 and 10), $184,000 of

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD

                   FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998

contributions to the Open Access Program public support efforts (see Note 10) and $8,000 of construction escrow funds. As of December 31, 1999, restricted cash includes approximately $501,000 of contributions to the capital replacement fund (see Notes 9 and 10), $126,000 of contributions to the Open Access Program public support efforts (see Note 10) and $5.8 million of construction escrow funds.

    INVENTORIES. Inventories, which consist primarily of food, beverage, operating supplies and retail items, are stated at average cost.

    PROPERTY AND EQUIPMENT. Property and equipment are stated at cost, except for adjustments related to fresh start reporting (see Note 1) and adjustments related to asset impairment (See Note 3). Improvements and repairs that extend the life of the asset are capitalized. Maintenance and repairs are expensed as incurred. Interest is capitalized on constructed assets at the Company's overall weighted average rate of interest. Capitalized interest amounted to $140,000 and $21.7 million in 2000 and 1999, respectively.

    Depreciation is calculated using the straight-line method over the shorter of the estimated useful lives of the assets, the related lease term, or the life of the amended casino operating contract as follows:

Buildings on leased land....................................  25 years
Leasehold improvements......................................  9 years
Furniture, fixtures and equipment...........................  3 to 7 years

    Property held for development is valued at the lower of cost or estimated fair value. Costs incurred in developing these properties, not in excess of their fair values, are capitalized.

    Property available for sale consists of land owned by Canal Development of $4.8 million as of December 31, 1999. The land is valued at the lower of cost or estimated fair value. In addition, costs incurred in developing the Canal Development property prior to offering the property for sale, not in excess of its fair value, have been capitalized. On February 14, 2000, we entered into a contract to sell this property to Wyndham International, a hotel developer, for $6.5 million. However, on March 29, 2001, we rejected this contract in connection with our Plan of Reorganization. Thus, the development property was reclassified as property held for development.

    DEFERRED OPERATING CONTRACT COST. Deferred operating contract cost consists of payments, net of adjustments related to asset impairment (see Note 3) and of adjustments related to fresh start reporting (see Note 1), to the Louisiana Economic Development and Gaming Corporation (see Note 10) required under the original casino operating contract between Harrah's Jazz Company and the Louisiana Economic Development and Gaming Corporation, which commenced on
July 15, 1994, and is being amortized on the straight-line basis over the period from October 28, 1999 through July 24, 2024, the life of the amended and renegotiated casino operating contract dated October 30, 1998 among Harrah's Jazz Company, Jazz Casino and the State of Louisiana, by and through the Louisiana Gaming Control Board. The amended and renegotiated casino operating contract, which was entered into in connection with the Harrah's Jazz Company plan of reorganization, modified the original casino operating contract between Harrah's Jazz Company and the Louisiana Economic

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD

                   FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998

Development and Gaming Corporation and is referred to herein as the amended casino operating contract. This contract will be subject to further revisions as a result of our recent Plan of Reorganization.

    LEASE PREPAYMENT. Lease prepayment includes a non-refundable initial payment, net of adjustments related to fresh start reporting (see Note 1) and adjustments related to asset impairment (See Note 3), required under the original ground lease for the site on which the Casino has been constructed (see
Note 9) and is being amortized on a straight-line basis over 25 years, the life of the amended casino operating contract.

    REVENUE RECOGNITION AND PROMOTIONAL ALLOWANCES. Jazz Casino recognizes the net win from gaming activities (the difference between gaming wins and losses) as casino revenues. Casino revenues are net of accruals for anticipated payouts of progressive slot machine jackpots and certain progressive table game payouts. Such anticipated jackpots and payouts are reflected as other current liabilities on the accompanying consolidated balance sheets. Food and beverage, parking, retail, and other revenues are recognized as services are provided. The estimated value of beverages, food, parking, retail and other items, which are provided to customers without charge or in exchange for earned total reward points, has been included in revenues and a corresponding amount has been deducted as promotional allowances.

    The estimated costs of providing such complimentary services are included in casino costs and expenses and for the year ended December 31, 2000 amounted to $5.7 million, $1.9 million, $1.1 million, and $474,000 for beverages, food, parking and retail items, respectively. From October 28, 1999 to December 31, 1999 these same estimated costs amounted to $893,000, $235,000 and $39,000, for beverages, parking and retail items, respectively.

    Under the terms of the amended casino operating contract, in effect for the years ended December 31, 2000 and 1999, Jazz Casino is not allowed to give away or subsidize food from the Casino's buffet and is prohibited from developing on-site lodging. In order to compensate for these limitations and offer its patrons the integrated Casino, dining and entertainment experience, the Casino offers its patrons complimentary meals, hotel rooms, transportation, entertainment, and other amenities at various local establishments. The expense related to providing these external complimentary services are included in casino costs and expenses and totaled $20.8 million in 2000 and $4.5 million for the period from October 28, 1999 to December 31, 1999.

    PREOPENING COSTS. Preopening costs represent primarily the direct salaries and other operating costs incurred by us prior to the opening of the Casino on October 28, 1999. We account for start-up activities under provisions of the AICPA SOP 98-5, "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred.

    AMORTIZATION OF NOTE DISCOUNT. The discount associated with Jazz Casino's senior subordinated notes with contingent payments (see Note 6) is amortized using the interest method. Our interest expense for 2000, 1999 and 1998 includes amortization of the note discount of $5.4 million, $3.5 million and $506,000, respectively.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD

                   FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998

    INCOME TAXES. We account for income taxes under the provisions of Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

    NET INCOME PER SHARE. We account for net income per share under the provisions of SFAS No. 128, "Earnings Per Share." This standard requires dual presentation of net income per common share and net income per share assuming dilution on the face of the statement of operations. Basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per common share assume that any dilutive convertible debentures outstanding at the beginning of each year were converted at those dates, with related interest and outstanding common shares adjusted accordingly. Jazz Casino's convertible junior subordinated debentures (see Note 6) were not included in the computation of diluted earnings per common share for 2000, 1999 and 1998 because it would have resulted in an antidilutive effect. Diluted earnings per common share also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock warrants and stock options for which market price exceeds exercise price, less shares which could have been purchased by us with related proceeds. Since the exercise price associated with the warrant issued to Harrah's Crescent City Investment Company (see Note 12) is above the market price of the Class A Common Stock, it was not dilutive in 2000, 1999 and 1998.

    STOCK-BASED COMPENSATION. In 1999, we adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS
No. 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation. We continue to account for stock-based compensation using the intrinsic value method as prescribed under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

    USE OF ESTIMATES. Financial statements prepared in accordance with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    LONG-LIVED ASSETS. We periodically evaluate whether events and circumstances have occurred that indicate that certain assets may not be recoverable. When factors indicate that long-lived assets should be evaluated for impairment, we use an estimate of undiscounted net cash flow over the shorter of the remaining life of the related lease, contract, or asset, as applicable, in determining whether the assets are recoverable. See Note 3 for a discussion of asset impairment adjustments recorded during the fourth quarter of 2000 as a result of our asset impairment evaluation.

    FAIR VALUE OF FINANCIAL INSTRUMENTS. SFAS No. 107, "Disclosure About Fair Value of Financial Instruments", requires certain disclosures regarding the fair value of financial instruments. Current assets and current liabilities, including due to affiliates, are reflected in the consolidated financial statements at fair value because of the short-term maturity of these instruments, except for short-term

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD

                   FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998

borrowings, due to affiliates and accrued interest which has a fair value of $17.6 million, $50.0 million and $2.3 million, respectively, based on the Plan of Reorganization. The fair value of long-term other assets and liabilities, excluding debt and due to affiliates, closely approximates their carrying value (see Note 6). We use quoted market prices, when available, or discounted cash flows to calculate these fair values.

    RISK OF COMPETITION. The Casino faces significant competition on a national, regional and local scale from gaming operations in Mississippi and, on a regional level and local scale, from gaming operations in the State of Louisiana. The Casino also competes for patrons on a national and international scale with large casino hotel facilities in Las Vegas, Nevada and Atlantic City, New Jersey.

    SEGMENT INFORMATION. Our principal line of business is casino and entertainment development.

    RECENTLY ISSUED PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", amended in June 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which requires the recognition of all derivatives as assets or liabilities in the statement of financial position and measures those instruments at fair value. Changes in fair value derivatives are recorded in earnings or other comprehensive income depending upon the intended use of the derivative and the resulting designation. The effective date of this statement has been delayed to fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 on January 1, 2001, as amended by SFAS No. 138, had no material impact on the consolidated financial position and results of operations.

    RECLASSIFICATIONS. Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NOTE 3. ACCOUNTING FOR THE IMPAIRMENT OF LONG LIVED ASSETS

    We account for impairment of long lived assets in accordance with SFAS
No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of". On December 27, 2000, we received notice from Harrah's Entertainment, Inc. and Harrah's Operating Company that they would not provide the minimum payment guaranty required under the terms of our casino operating contract. Accordingly, management reviewed its long-lived assets and identifiable intangibles and determined an impairment had occurred. The estimated fair value of the assets was determined by management using judgment and a reorganization value determined in consultation with an independent firm specializing in reorganizations. During the fourth quarter of 2000, we recorded an impairment charge and wrote down approximately $255.9 million of impaired long-lived assets. The write down included $177.4 million of buildings on leased land, $19.2 million of furniture, fixtures and equipment, $293,000 of leasehold improvements, $138,000 of construction in progress, $39.9 million of deferred operating contract costs, $9.9 million of lease prepayments and $9.1 million of deferred charges and other long lived assets. Generally, fair value represents our expected future cash flows from the use of the long-term assets, discounted at a rate commensurate with the risks involved. Considerable management judgment is necessary to estimate the fair value of our long-lived assets. Accordingly, actual results may vary from management's estimates. In addition for the year ending

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD

                   FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998

December 31, 2000, we recorded asset impairment adjustments of $2.9 million to write down furniture, fixtures and equipment to be disposed of to their net realizable value.

NOTE 4. ACCRUED EXPENSES

    Accrued expenses as of December 31 consist of the following:

                                                              2000       1999
                                                            --------   --------
Payroll and related benefits..............................  $ 6,996    $ 5,048
Orleans Parish School Board contribution..................    2,000        333
State gaming taxes........................................    1,096        548
Professional fees.........................................      457      2,593
Hotel rooms and catering..................................      412      1,942
Construction costs........................................        8      8,577
Other.....................................................    1,332      1,750
                                                            -------    -------
  Total...................................................  $12,301    $20,791
                                                            =======    =======

NOTE 5. SHORT-TERM BORROWINGS

    Pursuant to the credit agreement dated as of October 29, 1998 among Jazz Casino, as borrower, JCC Holding, as guarantor, and a syndicate of lenders led by Bankers Trust Company, Jazz Casino obtained a $25 million revolving line of credit, which terminates in January 2006, to cover short-term working capital requirements. Letters of credit could be drawn on the available balance under this credit facility up to $10 million. Under the revolving line of credit, the interest rate on the Eurodollar loans ranged from LIBOR plus 2.50% to LIBOR plus 3.50% and the interest rate on the base rate loans was prime plus 1.0% less than the applicable margin on the Eurodollar loans. As of December 31, 2000, Jazz Casino had outstanding borrowings of $23.3 million and outstanding letters of credit of $1.7 million under this revolving line of credit. The weighted average interest rates on our outstanding short-term borrowings during the years ended December 31, 2000 and 1999 were 9.56% and 9.13%, respectively. Refer to Note 6 for a discussion of the guaranty related to the revolving line of credit.

    On the Effective Date, this revolving line of credit was cancelled. The New Revolving Credit Facility provided on the Effective Date by Harrah's Entertainment will provide Jazz Casino with up to $35 million of availability to meet working capital requirements, including up to $10 million of availability for letters of credit. The New Revolving Credit Facility bears interest at a rate of LIBOR plus 3.00% per annum and will mature in 2006. The New Revolving Credit Facility is secured by substantially all of our assets (except the Second and Third Amendments to the Amended and Renegotiated Casino Operating Contract, the Casino bankroll and the Gross Revenue Share Payments (as defined in Note 10)). The New Revolving Credit Facility is secured on a second lien priority basis, junior only to a lien securing obligations of Jazz Casino under the New HET/JCC Agreement (see Note 1).

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD

                   FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998

NOTE 6. LONG-TERM DEBT AND OTHER FINANCING AGREEMENTS

    Long-term debt consisted of the following as of December 31:

                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Term loans:
  Tranche A-1, 8.00% (a)....................................  $ 10,000   $ 10,000
  Tranche A-2, 9.75% (a)....................................    20,000     20,000
  Tranche A-3, 8.00% (a)....................................    30,000     30,000
  Tranche B-1, 9.50% (a)....................................    30,000     30,000
  Tranche B-2, 9.75% (a)....................................   121,500    121,500
                                                              --------   --------
                                                               211,500    211,500
                                                              --------   --------
Senior subordinated notes with contingent payments, 6.10%
  (a).......................................................   211,305    199,143
Unamortized note discount...................................   (90,365)   (95,734)
                                                              --------   --------
                                                               120,940    103,409
                                                              --------   --------
Senior subordinated contingent notes........................        --         --
Convertible junior subordinated debentures, 8.00% (a).......    32,025     29,609
Junior subordinated credit facility-affiliate, 8.00% (a)....    25,167     22,500
Completion Loan--affiliate, 8.00% (a).......................     5,127
Promissory note--affiliate, 9.00% (a).......................     1,653      1,204
                                                              --------   --------
    Total long-term debt....................................  $396,412   $368,222
                                                              ========   ========

------------------------

(a) Represents the interest rate for the respective debt agreements in effect as of December 31, 2000.

TERM LOANS

    Pursuant to the credit agreement dated as of October 29, 1998 among Jazz Casino, as borrower, JCC Holding, as guarantor, and a syndicate of lenders led by Bankers Trust Company, Jazz Casino obtained a construction financing commitment of $211.5 million under various term loans and up to $25 million of available working capital under a revolving line of credit (see Note 5). The term loans and the revolving line of credit were a single combined credit facility.

    Under our credit agreement, we had up to $25 million available for working capital purposes under our revolving line of credit, which was used to partially cover operating losses. Our credit agreement required that we satisfy certain Earnings Before Interest, Taxes, Depreciation, Amortization ("EBITDA") maintenance requirements on a quarterly basis. We did not meet the required EBITDA test for the quarter ended June 30, 2000. However, at our request, the bank lenders under the credit agreement granted a temporary waiver of our failure to comply with this covenant. That waiver, which also placed a temporary limit on our revolver borrowing, expired on August 31, and was replaced with an amendment to our credit agreement, which (1) amended our credit agreement to, among other things, change the EBITDA maintenance requirements with which we are required to comply through

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD

                   FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998

the quarter ended December 31, 2000; (2) subject to certain limitations, re-established our $25 million revolving line of credit; (3) granted additional waivers to allow Harrah's Entertainment and Harrah's Operating Company to advance up to an additional $10 million to a total of $50 million under their minimum payment guaranty of the $100 million minimum annual payment that we were required to pay to the Louisiana Gaming Control Board under our casino operating contract, subject to certain limitations, including the requirement that we must first borrow all of the $25 million available under our revolving line of credit before additional amounts may be advanced under the minimum payment guaranty; and (4) extended until February 28, 2001, the date by which a notice by Harrah's Entertainment to the banks or the Louisiana Gaming Control Board that the minimum payment guaranty will not be extended, would constitute an event of default.

    In conjunction with the amendment to our credit agreement discussed above, on September 1, 2000, Harrah's Operating Company purchased from our bank lenders approximately $145.5 million of our present obligations to the bank lenders, which amount it had previously guaranteed under the Guaranty and Loan Purchase Agreement, and agreed to provide the funding for the balance of our $25 million revolving line of credit as it is drawn from the banks.

    The interest rates on the term loans assuming that they were maintained as Eurodollar loans, were as follows:

                                                        INTEREST RATE
                                        ----------------------------------------------
Tranche A-1...........................  LIBOR plus 1%
Tranche A-2...........................  LIBOR plus 2.5% to LIBOR plus 3.5%
Tranche A-3...........................  LIBOR plus 1%
Tranche B-1...........................  LIBOR plus 2.5%
Tranche B-2:
                                        LIBOR plus Harrah's Entertainment's applicable
    Up to $10 Million.................  margin then in effect*
    In Excess of $10 Million..........  LIBOR plus 2.5% to LIBOR plus 3.5%

------------------------

* Represents Harrah's Entertainment's current interest rate on its credit facility.

    The interest rate on the term loans maintained as base rate loans was the sum of (i) the applicable base interest rate and (ii) that percentage (not below 1.0%) which was 1.0% less than the margin for loans of such tranche maintained as Eurodollar loans.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD

                   FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998

    The term loans have the following repayment terms:

Tranche A-1 and A-2 (Combined)             Quarterly installments of $100,000
                                             beginning July 31, 2000 with a $27.8
                                             million lump sum payment due at April
                                             2006.

Tranche A-3                                Quarterly installments of $1 million in
                                             year one, $1.5 million in years two and
                                             three and $1.75 million in years four
                                             and five.

Tranche B-1 and B-2 (Combined)             Quarterly installments beginning July 31,
                                             2000 of $1.5 million in year one,
                                             $2.5 million in years two through five,
                                             $2.125 million in year six with a
                                             $97 million lump sum payment due at
                                             January 2006.

    The scheduled quarterly repayments were deferred for any of the first six semi-annual interest payment periods if interest on Jazz Casino's senior subordinated notes with contingent payments (see below) was paid in kind and the Manager had deferred its fees under the terms of its management agreement with Jazz Casino (see Note 8) and under the agreement (the "HET/JCC Agreement") among Jazz Casino, Harrah's Entertainment and Harrah's Operating Company, a wholly owned subsidiary of Harrah's Entertainment, pursuant to which Harrah's Entertainment and Harrah's Operating Company had provided an initial guaranty in favor of the State of Louisiana by and through the Louisiana Gaming Control Board of a $100 million annual payment due to the State of Louisiana under the amended casino operating contract (see Note 10). Jazz Casino has included $13.4 million and $5.2 million of repayments due in 2001 and 2000 as long-term debt due to its intent to defer these repayments.

    The tranche A term loans generally rank senior to all existing and future indebtedness of Jazz Casino except certain obligations of Jazz Casino under the HET/JCC Agreement (see Note 8).

    The term loans and the revolving line of credit were secured by liens on substantially all of the assets of each of Jazz Casino (excluding the amended casino operating contract, funds deposited in the house bank maintained at the Casino and the Gross Gaming Revenue Share Payments (as defined in Note 10)), JCC Holding, JCC Development, Canal Development and Fulton Development. The credit agreement contained affirmative covenants with respect to, among other things, the maintenance of certain leverage ratios, coverage ratios and levels of tangible net worth, limitations on indebtedness, changes in Jazz Casino's business, the sale of all or substantially all of Jazz Casino's assets, mergers, acquisitions, reorganizations and recapitalizations, liens, guarantees, the payment of management fees, dividends and other distribution, investments, debt prepayments, sale-leasebacks, capital expenditures, lease expenditures and transactions with affiliates, and financial reporting.

    The obligations of Jazz Casino under its credit agreement were guaranteed on a senior basis by JCC Holding, JCC Development, Canal Development and Fulton Development.

    The tranche A-2 and B-2 term loans along with the revolving line of credit were also guaranteed by Harrah's Entertainment and Harrah's Operating Company. As consideration for this guaranty,

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD

                   FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998

Harrah's Entertainment received an annual credit support fee from Bankers Trust Company and Jazz Casino equal to 2% and approximately 0.75%, respectively, of the average aggregate principal amount of loans and/or stated amount of letters of credit outstanding under tranche A-2 and B-2 term loans and the revolving line of credit (in the case of tranche B-2 term loans only to the extent of the aggregate principal amount thereof from time to time in excess of $10 million). During the year ended December 31, 2000 and 1999, Jazz Casino incurred annual credit support fees of approximately $1.1 million and $388,000, which were deferred under the terms of the HET/JCC Agreement.

    On the Effective Date, this credit facility was cancelled and New Notes and New Common Stock were issued in the amount of $55.0 million (face value) and 1.7 million shares, respectively, to the syndicate of lenders and New Notes of $21.0 (face value) and 2.5 million shares to Harrah's Entertainment and its affiliates (see Note 1).

SENIOR SUBORDINATED NOTES AND CONTINGENT NOTES

    In connection with the Harrah's Jazz Company plan of reorganization, in 1998 Jazz Casino issued (1) $187.5 million aggregate principal amount of senior subordinated notes with contingent payments maturing in 2009, and (2) senior subordinated contingent notes maturing in 2009 pursuant to indentures, dated as of October 30, 1998, by and among Jazz Casino, as obligor, JCC Holding, JCC Development, Canal Development and Fulton Development, as guarantors, and Norwest Bank Minnesota, National Association, as Trustee.

    As of December 30, 1998, the stated interest rate on the senior subordinated notes with contingent payments was considered by the Company to be lower than prevailing interest rates for debt with similar terms and credit ratings. In accordance with fresh start reporting, the senior subordinated notes with contingent payments were valued based on discounting concepts to approximate their fair value (16% discount rate).

    The fixed interest rate on the senior subordinated notes with contingent payments was 5.867% per year, increasing over the first three years to a rate of 6.214% in the fourth and fifth years and increasing to 8% after the first five years and was payable semiannually in arrears on each May 15 and November 15, beginning May 15, 1999. Jazz Casino had the option to pay the first six semi-annual payments of fixed interest on its senior subordinated notes with contingent payments in kind rather than in cash; provided, however, that Jazz Casino must pay the first four semi-annual payments of fixed interest in kind if tranche A-1 and/or tranche A-2 term loans were outstanding when such payments were due. Jazz Casino had the option to pay the fifth and sixth semi-annual payments of fixed interest in kind and was required to do so by its credit agreement under certain circumstances. Jazz Casino paid the first four interest payments amounting to $23.8 million on its senior subordinated notes with contingent payments in kind rather than in cash.

    As of December 31, 2000 and 1999, there were no amounts outstanding under the senior subordinated contingent notes or the contingent payments under the senior subordinated notes.

    The senior subordinated notes with contingent payments and the senior subordinated contingent notes were secured on an equal and ratable basis by liens on substantially all of the assets of Jazz Casino, JCC Holding, JCC Development, Canal Development and Fulton Development (excluding the amended casino operating contract, funds deposited in the house bank maintained at the Casino and

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD

                   FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998

the Gross Gaming Revenue Share Payments (as defined in Note 10)). See Note 13 for guarantor condensed financial information.

    Each of the indentures governing the notes contained certain restrictions on, among other things, restricted payments, liens, incurrence of additional indebtedness, payment of management fees, subsidiary dividend restrictions, asset sales, transactions with affiliates, mergers and consolidations.

    On the Effective Date, the senior subordinated notes with contingent payments and the senior subordinated contingent notes were cancelled. The senior subordinated noteholders received New Notes and New Common Stock in the amount of $17.9 million (face value) and 4.6 million shares, respectively. The senior subordinated contingent noteholders did not receive any New Notes or New Common Stock for the cancellation of this debt (see Note 1).

CONVERTIBLE JUNIOR SUBORDINATED DEBENTURES

    On October 30, 1998, Jazz Casino issued to Bankers Trust Company, Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Smith Barney Inc., BT Alex. Brown Incorporated and Bank One, $27,287,500 aggregate principal amount of its convertible junior subordinated debentures due 2010. The convertible junior subordinated debentures mature in May 2010. The convertible junior subordinated debentures bear interest at the rate of 8% per year, payable semi-annually in cash; provided, however, that Jazz Casino had the option of paying the interest on the debentures, in whole or in part, in kind rather than in cash (1) at any time on or prior to October 30, 2003, and (2) at any time thereafter if Jazz Casino did not make contingent payments with respect to the senior subordinated contingent notes on the immediately preceding interest payment date for the senior subordinated contingent notes. Jazz Casino has paid the first four interest payments amounting to $4.7 million in kind. The convertible junior subordinated debentures were unsecured obligations of Jazz Casino. The convertible junior subordinated debentures were convertible at the option of the holders, in whole or in part, at any time after October 1, 2002, into Class A Common Stock or, after the Transition Date (as defined in the agreement), Unclassified Common Stock of JCC Holding at a conversion price of $25.00 per share, subject to dilution and other appropriate adjustments.

    The indenture under which the convertible junior subordinated debentures were issued restricts mergers and consolidations involving, and the sale, transfer, lease or conveyance of all or substantially all of the assets of Jazz Casino and JCC Holding. The obligations of Jazz Casino to the holders of the convertible junior subordinated debentures were guaranteed on a subordinated basis by JCC Holding.

    On the Effective Date, the convertible junior subordinated debentures were cancelled. The holders of the convertible junior subordinated debentures did not receive any New Notes or New Common Stock for the cancellation of this debt (see
Note 1).

JUNIOR SUBORDINATED CREDIT FACILITY

    On October 30, 1998, Jazz Casino entered into a junior subordinated credit facility with Harrah's Entertainment and Harrah's Operating Company whereby Harrah's Operating Company agreed to make available to Jazz Casino up to $22.5 million of subordinated indebtedness to fund project costs to the extent that such costs exceeded amounts available under the term loans (excluding the tranche A-2 and tranche B-2 term loans), the proceeds from the issuance of the convertible junior subordinated

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD

                   FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998

debentures and the $15 million equity investment by Harrah's Crescent City Investment Company in JCC Holding on October 30, 1998. As of December 31, 1999, Jazz Casino has drawn $22.5 million under this facility.

    The junior subordinated credit facility was unsecured. Amounts owed under the junior subordinated credit facility were due and payable six months following the maturity of the senior subordinated notes with contingent payments. Outstanding principal under the junior subordinated credit facility bore interest at the rate of 8% per year. Interest would be paid in cash and would be added to the outstanding principal amount if certain EBITDA tests were not met for the contingent payment periods or if Jazz Casino paid interest in kind on its senior subordinated notes with contingent payments after September 30, 2000. Jazz Casino paid the first interest payment due on September 30, 2000 amounting to $2.7 million under this facility in kind. As of December 31, 2000, the outstanding balance amounted to $25.2 million.

    On the Effective Date the junior subordinated credit facility was cancelled. The holders of the junior subordinated credit facility did not receive any New Notes or New Common Stock for the cancellation of this debt (see Note 1).

COMPLETION LOAN AGREEMENT

    On October 30, 1998, Jazz Casino entered into an amended and restated subordinated completion loan agreement with Harrah's Entertainment and Harrah's Operating Company under which any expenditure made by Harrah's Entertainment and Harrah's Operating Company under its completion guarantees, which were not also expenditures under our amended and restated construction lien indemnity agreement with Harrah's Operating Company, were deemed unsecured loans. The loans under the completion loan agreement bear interest at a rate of 8% per annum and will mature on April 30, 2010. No fees are payable to Harrah's Entertainment and Harrah's Operating Company in connection with the completion guarantees. As of December 31, 2000, the outstanding balance under the completion loan was $5.1 million.

    On the Effective Date, the completion loan agreement was cancelled. The holders of the completion loan agreement did not receive any New Notes or New Common Stock for the cancellation of this debt (see Note 1).

PROMISSORY NOTE

    On October 26, 1999, JCC Development entered into a promissory note with Harrah's Operating Company that provides for borrowings up to $2 million. Borrowings under this loan accrued interest at 9% per year, and, at JCC Development's option, could be paid in cash or in kind. The entire unpaid balance of principal and interest is due on October 26, 2004. As of December 31, 2000 and 1999, JCC Development had outstanding borrowings under this note of $1.7 million and $1.2 million, respectively, and had incurred interest costs of $140,000 and $19,000, respectively, which were capitalized in connection with its development activities.

    On the Effective Date, the promissory note was cancelled. The holder of this promissory note did not receive any New Notes or New Common Stock for the cancellation of this debt (see Note 1).

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD

                   FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998

    As of December 31, 2000, maturities of long-term debt (by their original terms) are as follows:

                                                              (IN THOUSANDS)
2001........................................................     $     --
2002........................................................       16,400
2003........................................................       22,027
2004........................................................       19,053
2005........................................................       15,650
Thereafter..................................................      323,282
                                                                 --------
  Total Long-term Debt......................................     $396,412
                                                                 ========

    On the Effective Date, the long-term debt was cancelled. New Notes were issued in the aggregate principal (face) amount of $124.5 million that will mature seven years after the Effective Date (see Note 1) in connection with the cancellation of long-term debt and certain other obligations (see Note 9). The New Notes will pay interest semi-annually at LIBOR plus 2.75% per annum. In the first year, one half of the interest payments on the New Notes may be paid in kind and added to the principal at our option. Principal payments on the New Notes will be amortized as follows: zero in the first year; 50% of free cash flow (as defined in the New Note agreement) in the second through fourth years; and $6 million annually in the fifth through seventh years, with all remaining unpaid principal payable at maturity.

FAIR VALUE

    The estimated fair values and carrying amounts of long-term debt and due to affiliates are as follows (in thousands):

                                                    2000                           1999
                                        ----------------------------   ----------------------------
                                        FAIR VALUE   CARRYING VALUE    FAIR VALUE   CARRYING VALUE
                                        ----------   ---------------   ----------   ---------------
Senior subordinated notes with
  contingent payments.................    $46,182       $120,940        $113,539       $103,409
Term loans............................     72,238        211,500         211,500        211,500
Convertible junior subordinated
  debentures..........................         --         32,025          29,595         29,609
Junior subordinated credit facility--
  affiliate...........................         --         25,167          19,422         22,500
Completion loan--affiliate............         --          5,127              --             --
Promissory note--affiliate............         --          1,653           1,191          1,204
Long-Term due to affiliates...........         --         20,968           4,302          4,302

    The fair value of Jazz Casino's long-term debt and due to affiliates was determined using valuation techniques that considered cash flows discounted at current market rates and management's best estimate for instruments without quoted market prices.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD

                   FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998

NOTE 7. FEDERAL INCOME TAXES

    As of December 31, 2000 and 1999 the effective income tax rate differs from the statutory federal income tax rate as follows:

                                                              2000         1999
                                                            --------     --------
Statutory federal rate....................................    38.00%       38.00%
State income taxes, net of federal income tax benefit.....       --           --
Valuation allowance.......................................   (28.73)      (38.23)
Permanent items...........................................     0.40         0.23
                                                             ------       ------
Effective tax rate........................................     9.67%        0.00%
                                                             ======       ======

    Significant components of net deferred tax liabilities as of December 31 consisted of the following:

                                                           2000        1999
                                                         ---------   ---------
                                                            (IN THOUSANDS)
Deferred Tax Liabilities:
  Discount on debt.....................................  $ (34,339)  $ (36,379)
  Capitalized Interest.................................       (410)     (1,902)
  Original issue discount..............................     (1,717)       (134)
                                                         ---------   ---------
    Total..............................................    (36,466)    (38,415)
                                                         ---------   ---------
Deferred Tax Assets:
  Net operating loss...................................     76,936      22,991
  Basis difference in fixed assets.....................     88,288      19,380
  Basis difference in intangible assets................     22,393          36
  Accrued reserves.....................................      1,354         868
  Contribution carryover...............................        709         118
  Stock compensation cost..............................         85         102
  Work opportunity and welfare-to-work credit..........        226          98
  Self Insurance.......................................        753          --
  Valuation allowance..................................   (154,278)    (43,078)
                                                         ---------   ---------
    Total..............................................     36,466         515
                                                         ---------   ---------
    Net deferred tax liability.........................  $      --   $ (37,900)
                                                         =========   =========

    The impairment charge recorded during 2000 created a deferred tax asset available to offset our deferred tax liabilities. As of December 31, 2000, the valuation allowance was adjusted to reduce the Company's net deferred taxes to zero resulting in an income tax benefit of $37.9 million. At December 31, 1999, the Company had a valuation allowance to reduce the deferred tax assets.

    As of December 31, 2000, the Company has a net operating loss carryforward for both regular tax and alternative minimum tax of $202.5 million, expiring as follows: $3.4 million in 2018; $60.2 million in 2019; and $138.9 million in 2020.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD

                   FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998

    In addition, the Company has a charitable contribution carryforward of approximately $1.8 million expiring as follows: $242,000 in 2004; and $1.6 million in 2005.

    The Company also has tax credit carryforwards for the Work Opportunity Credit of $167,000 and the Welfare to Work Credit of $58,000. The Work Opportunity Credit expires as follows: $18,000 in 2019; and $149,000 in 2020. The Welfare to Work Credit expires as follows: $5,000 in 2019; and $53,000 in 2020.

    For state income tax purposes, Jazz Casino has a net operating loss carryforward of $201.4 million which expires as follows: $3.1 million in 2013; $60.1 million in 2014; and $138.2 million in 2015. In addition, JCC Holding has a state net operating loss carryforward of $1.1 million which expires as follows: $297,000 in 2013; $162,000 in 2014; and $627,000 in 2015.

NOTE 8. RELATED PARTY TRANSACTIONS

MANAGEMENT AND ADMINISTRATIVE SERVICES AGREEMENTS

    The Casino's operations are managed by Harrah's New Orleans Management Company (the "Manager"), a wholly-owned subsidiary of Harrah's Entertainment, pursuant to the second amended and restated management agreement. Under the terms of the management agreement, the Manager is entitled to receive a management fee having two components. The first component is equal to 3% of annual gross revenues of the Casino. The second component is an incentive based fee that is equal to 7% of certain consolidated EBITDA targets. In addition, the Manager is entitled to receive a travel fee equal to $100,000 per year, subject to adjustment based on changes in the Consumer Price Index and a "marketing contribution," which as of December 31, 2000, 1999, and 1998 was an amount equal to 1.5%, 1.5%, and 0.4% of the Casino's net revenues, respectively. The Manager may increase this marketing contribution from time to time to ensure that it generally equals the fee charged to other participating casinos owned or managed by Harrah's Entertainment's affiliates. Under the terms of the management agreement, the management fee has been deferred until such time as Jazz Casino meets certain interest payment requirements under its various debt agreements.

    Jazz Casino has also contracted with Harrah's Operating Company to perform various administrative services pursuant to an administrative services agreement. The administrative service agreement, dated October 30, 1998, is renewable each year and may be cancelled by either party 30 days after written notice. Services to be provided under this agreement include accounting, computer processing, risk management, marketing and administration of certain human resource matters. The fees under the administrative agreement are negotiated annually and are to be paid monthly.

    During 2000 and 1999, Jazz Casino leased certain employees from Harrah's Entertainment or its affiliates for approximately $174,000 and $913,000, respectively.

    For the years ending December 31, 2000 and 1999, Jazz Casino incurred costs of $21.9 million and $9.0 million, respectively, under the above agreements. For the year ending December 31, 1998, Jazz Casino incurred costs of $4.2 million consisting primarily of reimbursements for pre-reorganization amounts.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD

                   FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998

    On the Effective Date, all fees under the management agreement were waived and Jazz Casino entered into the Amended Management Agreement. Under the Amended Management Agreement, the Manager will continue to be responsible for and have authority over, among other things:

    - hiring, supervising and establishing labor policies with respect to employees of the Casino;

    - gaming and entertainment operations including security and internal control procedures;

    - public relations and promotions;

    - retaining certain suppliers;

    - all accounting, budgeting, financial and treasury functions in the Casino; and

    - performing certain system services generally performed at casinos owned or operated by Harrah's Entertainment and its affiliates.

    In addition, the Manager and Harrah's Operating Company shall continue to provide the administrative services currently provided by Harrah's Operating Company under the Administrative Service Agreement, which is being terminated on the Effective Date, at no additional costs (other than insurance and risk management services).

    Under the Amended Management Agreement on the Effective Date, as consideration for managing the Casino, the Manager will be entitled to receive a management fee equal to thirty percent of EBITDAM. Under the Amended Management Agreement, Jazz Casino shall reimburse Harrah's Entertainment for the cost of property level executive salaries currently being funded by Harrah's Entertainment and shall reimburse Harrah's Entertainment for insurance related to the Casino and previously funded by Harrah's Entertainment on Jazz Casino's behalf. Neither the Manager or any of its affiliates shall be entitled to receive fees for services currently provided under the Administrative Service Agreement, which services shall be provided at no additional cost (see Note 1).

HET/JCC AGREEMENT

    On October 30, 1998, Jazz Casino entered into the HET/JCC Agreement with Harrah's Entertainment and Harrah's Operating Company, under which Harrah's Entertainment and Harrah's Operating Company had posted an initial payment guaranty for the benefit of the State of Louisiana by and through the Louisiana Gaming Control Board to assure payment of the minimum $100 million annual payment due to the State of Louisiana under Jazz Casino's amended casino operating contract. Any amounts funded by Harrah's Entertainment to the Louisiana Gaming Control Board under this agreement take the form of a demand obligation by Jazz Casino to Harrah's Entertainment, and are first priority liens on our assets.

    For the years ending December 31, 2000 and 1999, Jazz Casino incurred minimum payment guaranty fees of approximately $6.0 million and $1.1 million, respectively.

    Under the terms of the minimum payment guaranty, on February 29, 2000, upon notice by the Louisiana Gaming Control Board that we had failed to make a daily payment, Harrah's Operating Company, Inc., began making the minimum daily payments of approximately $274,000 due to the Louisiana Gaming Control Board under the terms of our casino operating contract. As of

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD

                   FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998

December 31, 2000, Harrah's Entertainment and Harrah's Operating Company had advanced $44.1 million to the Louisiana Gaming Control Board on our behalf under the minimum payment guaranty which is included in current due to affiliates. The principal balance outstanding bears interest at LIBOR plus 1% (8.00% as of December 31, 2000).

    Because funding under the minimum payment guaranty would constitute a default under our credit agreement with our bank lenders if our reimbursement obligation to Harrah's Entertainment and Harrah's Operating Company under the HET/JCC agreement exceeded $5 million, at our request, our bank lenders granted us a limited waiver of the default subject to certain conditions. The waiver granted by the bank lenders allowed funding under the HET/JCC agreement of up to $40 million. This limit was reached on July 20, 2000, at which time we resumed making the minimum daily payments. On August 31, 2000, the credit agreement was amended to include additional waivers to allow Harrah's Entertainment and Harrah's Operating Company to advance up to an additional $10 million under the HET/JCC agreement, subject to certain limitations, including the requirement that we must first borrow all of the $25 million available under our revolving line of credit before additional amounts may be advanced under the minimum payment guaranty.

    On the Effective Date, the minimum payment loan along with the guaranty fees and related interest charges were cancelled and Harrah's Entertainment and Harrah's Operating Company received New Notes and New Common Stock in the amount of $30.6 million (face value) and approximately 3.1 million shares, respectively. In addition, Jazz Casino entered into the New HET/JCC Agreement pursuant to which Harrah's Entertainment will provide a minimum payment guaranty to the Louisiana Gaming Control Board. Jazz Casino will procure an initial rolling, four-year minimum payment guaranty guaranteeing the minimum payment required to be made to the Louisiana Gaming Control Board under the Second and Third Amendments to the Amended and Renegotiated Casino Operating Contract, and will provide rolling, three year minimum payment guaranties thereafter. The initial minimum payment guaranty will be provided by Harrah's Entertainment, and will guarantee the following amounts payable to the Louisiana Gaming Control
Board:

    - $50 million in the period April 1, 2001 to March 31, 2002;

    - $60 million in the period April 1, 2002 to March 31, 2003;

    - $60 million in the period April 1, 2003 to March 31, 2004; and

    - $60 million in the period April 1, 2004 to March 31, 2005.

    Harrah's Entertainment and Harrah's Operating Company will receive an annual guaranty fee in the amount of two percent of the total amount at risk at such time under the minimum payment guaranty. The guaranty fees for the period through March 31, 2002 shall be deferred and become payable in four equal installments due on March 31, 2002, March 31, 2003, March 31, 2004, and
March 31, 2005, provided that any then unpaid installments of the deferred guaranty fee for the period through March 31, 2002 shall be due and payable in full upon any termination of the Amended Management Agreement. For any periods after March 31, 2002, the guaranty fee for the period April 1, 2002 to March 31, 2003 shall be due and payable on March 31, 2002; the guaranty fee for the period from April 1, 2003 to March 31, 2004 shall be due and payable on March 31, 2003; and the guaranty fee for the period from April 1, 2004 to March 31, 2005 shall be due and payable on

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD

                   FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998

March 31, 2004. Advances made by Harrah's Entertainment on Jazz Casino's behalf pursuant to the New HET/JCC Agreement shall bear interest at the rate specified for loans under the New Revolving Credit Facility (LIBOR plus 3.00% per annum) and shall be secured on a first lien priority basis by substantially all of the Debtors' assets (except the Second and Third Amendments to the Amended and Renegotiated Casino Operating Agreement, the Casino bankroll and the Gross Revenue Share Payments (as defined in Note 10)).

JUNIOR SUBORDINATED CREDIT FACILITY

    Harrah's Entertainment and Harrah's Operating Company have provided Jazz Casino with the $22.5 million junior subordinated credit facility (see Note 6). On the Effective Date, this Junior Subordinated credit facility was cancelled (see Note 1).

PROMISSORY NOTE

    Harrah's Operating Company has provided JCC Development with a $2 million promissory note (see Note 6). On the Effective Date, this promissory note was cancelled (see Note 1).

HARRAH'S ENTERTAINMENT LOAN GUARANTEE

    Harrah's Entertainment and Harrah's Operating Company have provided a payment guaranty with respect to the tranche A-2 and B-2 term loans and the revolving line of credit (see Notes 5 and 6). On the Effective Date, this payment guaranty was cancelled (see Note 1).

COMPLETION GUARANTEE

    Harrah's Entertainment and Harrah's Operating Company entered into a series of completion guarantees in favor of the State of Louisiana and others pursuant to which Harrah's Entertainment and Harrah's Operating Company guaranteed, among other things, the completion of the Casino and the payment of all obligations of Jazz Casino up to and through the completion of the Casino's construction. This included the duty to complete, equip and open the Casino if Jazz Casino failed to commence or complete the Casino's construction and to pay certain of Jazz Casino's costs and expenses until the Casino opened prior to the termination of the construction date.

AMENDED COMPLETION LOAN AGREEMENT

    Harrah's Entertainment and Harrah's Operating Company provided Jazz Casino with draws on the available completion loan totaling $5.1 million (see Note 6). On the Effective Date, this completion loan was cancelled (see Note 1).

EQUIPMENT LEASES

    During 1999, Jazz Casino entered into a master lease agreement for approximately 1,900 slot machines with Harrah's Operating Company (see Note 9). On the Effective Date, this master lease was cancelled (see Note 1).

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD

                   FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998

LIMITED FORBEARANCE AGREEMENT

    On February 29, 2000, Jazz Casino entered into a limited forbearance agreement with Harrah's Operating Company and Harrah's New Orleans Management Company, the Manager of our casino. This agreement was subsequently amended on August 31, 2000. Under this amended forbearance agreement, Harrah's Operating Company and Harrah's New Orleans Management Company each agreed to forbear until April 1, 2001 certain payments under the management agreement, the administrative agreement and the master lease agreement that we owed or which become due prior to April 1, 2001. The amended limited forbearance agreement also waived any penalties or late charges assessed on the deferred payments under these agreements. As of December 31, 2000, pursuant to the amended limited forbearance agreement, we had deferred approximately $18.0 million related to the payments and fees payable to Harrah's Operating Company or Harrah's New Orleans Management Company.

    On the Effective Date, the limited forbearance agreement was cancelled and Harrah's Operating Company and Harrah's New Orleans Management Company will not receive New Notes or New Common Stock related to this agreement (see Note 1).

NOTE 9. LEASES

    We lease real estate, office space, and equipment for use in our business through operating leases. In addition to minimum rentals, certain leases provide for contingent rents based on percentages of revenue. Real estate operating leases range from 12 months to 30 years with options for extensions for up to an additional 30 years. The average remaining term for non-real estate leases ranges from one to five years.

THE CASINO SITE

    Jazz Casino entered into an amended and restated ground lease agreement dated October 29, 1998 with the Rivergate Development Corporation, as landlord, and the City of New Orleans, as intervenor, for the site on which the Casino is located. The initial term of the amended and restated ground lease is for 30 years beginning October 29, 1998, with three consecutive ten-year renewal options.

    Under the terms of the original ground lease, Harrah's Jazz Company was required to make an initial payment of $30 million. The amended and restated ground lease required payments of $736,000 per month until the Casino opened. These monthly payments were capitalized during the construction of the Casino until opening and are being amortized over the life of the amended casino operating contract. Subsequent to October 28, 1999, the minimum lease payment increased to $12.5 million per year. The amended and restated ground lease provides for additional rents based on various percentages of gross gaming and non-gaming revenues. Jazz Casino is also required to make a $2.0 million annual contribution to the Orleans Parish School Board as well as certain additional non-recurring rental payments totaling $2.25 million over the lease term of which $875,000 was paid during the year ended December 31, 1999. The remaining non-recurring payments were scheduled to be paid during 2001. The amended and restated ground lease also requires annual payments of approximately
$1.25 million contingent upon gross gaming revenues equaling $350 million. Jazz Casino is required to fund this initial amount on a monthly basis in the first fiscal year of operations. At the end of the first

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD

                   FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998

fiscal year of operations, if Jazz Casino's gross gaming revenue is less than $350 million, no additional amounts are required to be paid, and the initial funded amount of $1.25 million, which was funded in 2000 and 1999, will be utilized as a credit in the first fiscal year that gross gaming revenue equals or exceeds $350 million. Jazz Casino is further obligated to pay contingent rent in the event a dividend is declared or if the Manager is paid a termination fee. Under certain conditions, the Rivergate Development Corporation has a one-time right to receive additional rent based on the net market appreciation of JCC Holdings' Common Stock as computed by a defined formula. Jazz Casino is also required to contribute $1.0 million each year to the City of New Orleans for a joint marketing fund and to make monthly payments to a capital replacement fund. The annual aggregate payments to the capital replacement fund are $3.0 million in the first year of the Casino's operations and increase $1.0 million in year two and three and in each succeeding year the payments are based on 2.0% of gross gaming and non-gaming revenues to be paid 10 days in arrears on a monthly basis. For the years ended December 31, 2000, 1999 and 1998, Jazz Casino has contributed $1 million to the City of New Orleans for the joint marketing fund, respectively. In addition, for the years ended December 31, 2000 and 1999, Jazz Casino has contributed $2.8 million and $500,000 in an interest-bearing account to fund the capital replacement reserve. In connection with the development of the second floor of the Casino, Jazz Casino is also required to pay the Rivergate Development Corporation rent equal to 50% of net operating cash income generated from operations on the second floor of the Casino.

    On the Effective Date, Jazz Casino entered into a New Amended and Restated Ground Lease, which provides for a $5 million reduction in overall payments to the Rivergate Development Corporation and the City of New Orleans.

SLOT LEASES

    In October 1999, Jazz Casino entered into a master lease agreement with Harrah's Operating Company pursuant to which Jazz Casino leases approximately 1,900 slot machines, including the 1,085 slot machines sold to Harrah's Operating Company as discussed below. The terms of the various slot machines leased under the master lease agreement range from 3 years to 3.7 years.

    In October 1999, Jazz Casino sold approximately 1,085 slot machines for $6.0 million to Harrah's Operating Company. These slot machines are being leased back under an operating lease from Harrah's Operating Company for a term of 3.7 years pursuant to the terms of the master lease described above. The master lease is being accounted for as an operating lease. The master lease agreement grants Jazz Casino an option to purchase the underlying slot machines at prices approximating fair value in 2001, 2002 and at lease termination.

    On the Effective Date, the master lease agreement was cancelled. Harrah's Operating Company contributed the slot machines under the master lease agreement to us in exchange for receiving New Common Stock of approximately 500,000 shares (see Note 1).

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD

                   FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998

FUTURE MINIMUM RENTAL COMMITMENTS

    The aggregate contractual future minimum rental commitments, excluding contingent rentals related to the amended and restated ground lease and after the Effective Date of the New Amended and Restated Ground Lease as of December 31, 2000, are as follows:

                                                              (IN THOUSANDS)
                                                              --------------
2001........................................................     $ 18,736
2002........................................................       18,768
2003........................................................       15,685
2004........................................................       13,230
2005........................................................       13,160
Thereafter..................................................      265,422
                                                                 --------
Total Minimum Lease Payments................................     $345,001
                                                                 ========

    Scheduled rent increases are amortized on a straight-line basis primarily over the life of the applicable lease. Lease expense for the years ended December 31, 2000 and 1999 and the period from October 30, 1998 to December 31, 1998 was approximately $22.5 million, $6.3 million and $139,000, respectively.

NOTE 10. COMMITMENTS AND CONTINGENCIES

CASINO OPERATING CONTRACT

    Pursuant to the original casino operating contract, which commenced on July 15, 1994, the Louisiana Economic Development and Gaming Corporation granted Harrah's Jazz Company the right to conduct gaming operations at the Casino. On October 30, 1998, all of Harrah's Jazz Company's right, title and interest in and to the original casino operating contract revested in Harrah's Jazz Company, and the original casino operating contract was modified by the amended casino operating contract and assigned to Jazz Casino in accordance with applicable Louisiana law and the agreement of the parties thereto. The term of the amended casino operating contract is 20 years, commencing in July 1994, with one automatic ten year renewal option.

    Under the original casino operating contract, Harrah's Jazz Company paid the Louisiana Economic Development and Gaming Corporation an initial payment of $125 million in installments as well as certain percentage payments based on the gross gaming revenues from the operations of a temporary casino operated by Harrah's Jazz Company. Under Jazz Casino's amended casino operating contract, during each fiscal year of the Casino's operation, Jazz Casino is required to pay to the State of Louisiana, by and through the Louisiana Gaming Control Board, an amount equal to the greater of (i) $100 million or (ii) the sum of the following percentages of gross gaming revenue from the Casino in a fiscal year (the "Gross Gaming Revenue Share Payments"):

       18.5% of gross gaming revenue up to $600 million

       20.0% of gross gaming revenue in excess of $600 million up to $700 million

       22.0% of gross gaming revenue in excess of $700 million up to $800 million

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD

                   FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998

       24.0% of gross gaming revenue in excess of $800 million up to $900 million

       25.0% of gross gaming revenue in excess of $900 million

    Under the amended casino operating contract, Jazz Casino was required to advance the Louisiana Gaming Control Board up to $3.5 million to reimburse the Louisiana Gaming Control Board for its actual personnel costs (to include Louisiana Gaming Control Board, the Louisiana State Police and Louisiana Attorney General personnel and contract staff appropriate to the suitability process) that were incurred in connection with the suitability findings necessary for the execution of the amended casino operating contract and the opening of the Casino. Harrah's Jazz Company paid $500,000 of this amount prior to October 30, 1998, and Jazz Casino advanced $3 million of this amount on October 30, 1998. On October 19, 1999, Jazz Casino was notified through an amendment to the amended casino operating contract by the Louisiana Gaming Control Board that the $3.5 million advance discussed above would not be sufficient to pay the suitability costs and that an additional $1.7 million would be required. The amendment provided for the $1.7 million to be deducted from the $4.8 million credit due from the Louisiana Gaming Control Board to Jazz Casino. As of December 31, 2000, the remaining credit of $3.1 million is in long-term other assets. Jazz Casino is entitled to offset this credit against daily payments to the Louisiana Gaming Control Board on or after April 1, 2003 subject to certain stipulations under the Second and Third Amendments to the Amended and Renegotiated Casino Operating Contract as described below.

    The amended casino operating contract obligates Jazz Casino to maintain a capital replacement fund. The capital replacement fund is the same as that required pursuant to Jazz Casino's amended and restated ground lease with the Rivergate Development Corporation and the City of New Orleans and its management agreement with the Manager and is not meant to duplicate the capital replacement fund obligations under those agreements (see Note 9).

    Under the amended casino operating contract, the Casino is prohibited from engaging in certain activities related to food, lodging and retail, which also applies to our operations on the second floor of the Casino. The amended casino operating contract also imposes certain financial stability requirements on Jazz Casino relating to its ability to meet ongoing operating expenses, casino bankroll requirements, projected debt payments and capital maintenance requirements.

    On September 27, 2000, we received a notice from the Louisiana Gaming Control Board that we were in default of Section 9.5(c) of the Amended and Renegotiated Casino Operating Contract dated October 30, 1998, with the State of Louisiana.

    The Gaming Control Board informed us of the Board's determination that we have failed, as required by the casino operating contract, to demonstrate by clear and convincing evidence that we have the continuing ability to pay, exchange, refinance or extend our debt that will mature or otherwise become due and payable during the twelve-month period commencing on July 1, 2001, primarily due to the lack of a minimum payment guarantor for the period beyond March 31, 2001. Pursuant to the casino operating contract, we had six months after receipt of the Board's notice, or until March 27, 2001, to cure such a default.

    On the Effective Date, Jazz Casino will operate under a Third Amendment to the Amended and Renegotiated Casino Operating Contract establishing the payments to the Louisiana Gaming Control

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD

                   FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998

Board at the greater of (i) 21.5% of gross gaming revenues from the casino in the applicable casino operating contract fiscal year or (ii) $50 million for the period from April 1, 2001 to March 31, 2002, and $60 million for each annual period thereafter. In addition, Jazz Casino will pay an override on gross gaming revenues equal to (i) 1.5% of gross gaming revenues in excess of $500 million, up to $700 million, (ii) 3.5% for gross gaming revenues in excess of $700 million, up to $800 million, (iii) 5.5% for gross gaming revenues in excess of $800 million, up to $900 million, and (iv) 7.5% for gross gaming revenues in excess of $900 million.

    Jazz Casino must procure an initial rolling, four-year minimum payment guaranty guaranteeing the minimum payments required to be made to the Louisiana Gaming Control Board under the Third Amendment to the Amended and Renegotiated Casino Operating Contract, and must provide rolling, three-year minimum payment guaranties thereafter. By March 31 of each year (beginning with March 31, 2003), Jazz Casino must obtain a minimum payment guaranty (or extension thereof) extending the minimum payment guaranty to the third anniversary of such date, so that three years of future payments to the Louisiana Gaming Control Board are guaranteed. Jazz Casino need not procure the guaranty if its gross gaming income exceeds $350 million.

    In addition, certain restrictions previously imposed on food and restaurant facilities and service, lodging or the sale of products not directly related to gaming operations have been modified (see Note 1).

GENERAL DEVELOPMENT AGREEMENT

    The general development agreement entered into with the Rivergate Development Corporation sets forth the obligations of the parties and the procedures to be followed relating to the design, development and construction of the Casino and certain related facilities. Jazz Casino is obligated to reimburse the Rivergate Development Corporation for certain costs incurred during the construction of the Casino and certain of its parking facilities, totaling approximately $280,000. During 2000 and 1999, Jazz Casino reimbursed the Rivergate Development Corporation for approximately $248,000 of these costs.

AMENDED OPEN ACCESS PROGRAM AND PLANS

    The amended open access program and plans require Jazz Casino to form a special purpose corporation to foster new and existing businesses owned and controlled by minorities, women and disadvantaged people. Harrah's Jazz Company was required to capitalize this corporation with $500,000. Jazz Casino will underwrite its operations at a minimum of $250,000 per year for five years. The first $250,000 payment was required to be paid on October 30, 1998 with subsequent annual payments payable quarterly in equal installments of $62,500. Jazz Casino must also contribute an additional $500,000 per year for five years to promote similar public support efforts, in accordance with standards to be established by the Company. The first annual installment was due on October 28, 1999, with the remaining installments to be funded quarterly in equal installments of $125,000. Jazz Casino is required to deposit these amounts into a separate account and then fund contributions to qualified recipients based upon certain criteria. For the years ended December 31, 2000 and 1999, Jazz Casino has contributed $750,000 and $187,500 related to the amended open access program and plans.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD

                   FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998

AUDUBON INSTITUTE AGREEMENT

    On October 30, 1998, Jazz Casino assumed the obligations related to a ticket purchase agreement with the Audubon Institute whereby Jazz Casino has agreed to purchase tickets from the Audubon Institute for a minimum of $375,000 per year for the first six years of Casino operations. This amount is subject to increase based on increasing gross gaming revenue levels achieved by Jazz Casino. For the years ended December 31, 2000 and 1999, Jazz Casino has contributed $375,000 and $125,000 related to the ticket purchase agreement.

OTHER CONTINGENCIES

    We have various commitments to Harrah's Entertainment and its affiliates (see Note 8).

    The enactment and implementation of gaming legislation in the State of Louisiana and the development of the Casino, and related facilities have been subject to lawsuits, claims and delays brought about by various parties. Additional lawsuits and the uncertain political environment may result in claims or actions, any of which could have a material adverse effect on the Company.

    We are involved in various inquiries and administrative proceedings arising in the normal course of business. While any proceeding has an element of uncertainty, we believe that the final outcome of these matters will not have a material adverse effect upon our consolidated financial position or our results of operations.

NOTE 11. EMPLOYEE BENEFIT PLANS

    We have established the following employee and non-employee programs.

    JAZZ CASINO COMPANY 401(K) PLAN. On November 27, 1998, we established a defined contribution savings and retirement plan, which among other things, allows pretax and after-tax contributions to be made by employees to the plan. Under the plan, participating employees may elect to contribute up to 16 percent of their eligible earnings, the first six percent of which is fully matched by us. Under the terms of the plan, we may also elect to make an additional discretionary contribution. Amounts contributed to the plan are invested at the participant's direction in a money market fund, a bond fund, two balanced funds, a small capitalization stock fund, a Standard and Poor's 500 Index Fund, or an international stock fund. Participants become vested in the matching contribution over five years of credited service. Our contribution expense for the years ended December 31, 2000 and 1999 and the period from October 30, 1998 to December 31, 1998 was approximately $626,000, $46,000, and $4,400, respectively.

    1998 LONG-TERM INCENTIVE PLAN. On October 29, 1998, the board of directors adopted the JCC Holding 1998 Long-Term Incentive Plan, which received stockholder approval on May 13, 1999. Under the terms of the long-term incentive plan, the following can be awarded to employees, officers, consultants and directors: restricted cash awards, stock options, stock appreciation rights, performance units, restricted stock, dividend equivalents, other stock-based awards or any other right or interest relating to Class A Common Stock. JCC Holding has reserved for issuance upon the grant or exercise of the above awards, 750,000 shares of the authorized but unissued shares of Class A Common Stock. During the year ended December 31, 2000, we granted 145,000 shares of restricted Class A Common Stock under the long-term incentive plan. During the year ended December 31, 1999, JCC Holding granted options to purchase an aggregate of 214,835 shares of Class A Common Stock and 24,664 shares of restricted Class A Common Stock under the long-term incentive plan.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD

                   FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998

    1999 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN. On March 4, 1999, the board of directors adopted the 1999 Non-Employee Director Stock Option Plan, which received stockholder approval on May 13, 1999. Under the terms of JCC Holding's director stock option plan, options to purchase Class A Common Stock may be awarded to certain non-employee directors of JCC Holding. JCC Holding has reserved for issuance upon the exercise of stock options granted under JCC Holding's director stock option plan an aggregate of 150,000 shares of the authorized but unissued shares of Class A Common Stock. During the year ended December 31, 1999, JCC Holding granted options to purchase an aggregate of 20,000 shares of Class A Common Stock under JCC Holding's director stock option plan. On the Effective Date, the director stock options were cancelled (see
Note 1).

    STOCK OPTION AWARDS. A stock option grant under JCC Holding's long-term incentive plan typically vests in equal installments over a four year period and allows the option holder to purchase stock over specified periods of time, generally ten years from the date of grant, at a fixed price equal to the market value at the date of grant. Options granted under JCC Holding's director stock option plan are immediately exercisable.

    As of December 31, 2000, there were 208,889 outstanding stock options with exercise prices ranging from $3.50 to $7.56 and weighted average remaining contractual lives of 8.7 years. As of December 31, 2000, there were 158,250 exercisable stock options with a weighted average exercise price of $4.04. The weighted average fair value per share of options granted during 1999 was $5.59.

    On the Effective Date, the stock options were cancelled (see Note 1).

    RESTRICTED STOCK AWARDS. Restricted stock awards have full voting and dividend rights during the restricted period; however, the shares are restricted as to transfer and subject to forfeiture during a specified period or periods prior to vesting. The compensation arising from a grant of restricted stock awards is based upon the market price at the grant date. Such expense is deferred and amortized to expense over the vesting period.

    On the Effective Date, the restricted stock awards were cancelled (see
Note 1).

    DEFERRED COMPENSATION PLANS. On November 18, 1999, JCC Holding's board of directors approved two deferred compensation plans under which certain executives and employees may defer a portion of their compensation. Amounts deposited into these plans are our unsecured liabilities and earn interest at rates approved by the compensation committee of the board of directors. The first plan year for each of these plans commenced on January 1, 2000 and the liability related to deferred compensation as of December 31, 2000 was approximately $11,000.

NOTE 12. STOCKHOLDERS' EQUITY

    Pursuant to the Harrah's Jazz Company 1998 plan of reorganization, the capital stock of JCC Holding consisted of shares of Class A Common Stock, Class B Common Stock, and Unclassified Common Stock. With certain exceptions, including the election of directors and the right to separate class voting with respect to certain amendments to JCC Holding's Certificate of Incorporation and Bylaws, each share of Class A, Class B and Unclassified Common Stock had identical rights and privileges, and ranked equally, shared ratably and was identical in every respect and as to all matters, including rights in liquidation, and was entitled to vote upon all matters submitted to a vote of the

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD

                   FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998

common stockholders, was entitled to one vote for each share held, and, except as otherwise required by law, the holders of shares of Class A, Class B and Unclassified Common Stock generally voted together as one class on all matters submitted to a vote of stockholders.

    HARRAH'S ENTERTAINMENT WARRANTS. Pursuant to a warrant agreement between JCC Holding and Harrah's Crescent City Investment Company dated October 30, 1998, Harrah's Crescent City Investment Company received warrants entitling it to purchase additional shares of JCC Holding Unclassified Common Stock such that, upon exercise of the warrant in its entirety, Harrah's Entertainment and its subsidiaries, including Harrah's Crescent City Investment Company, will own in the aggregate 50.0% of the then outstanding shares of Unclassified Common Stock, subject to certain adjustments. On the Effective Date, these warrants were eliminated as a result of the Plan of Reorganization.

    On the Effective Date, JCC Holding's Class A Common Stock and Class B Common Stock was cancelled. The Class A Common Stockholders and Class B Common Stockholders did not receive any distributions for their respective stock. On the Effective Date, the outstanding New Common Stock of JCC Holding consisted of 12,386,200 shares of New Common Stock. In consideration of, among other things, Harrah's Entertainment's and Harrah's Operating Company's consent to the cancellation and extinguishment of all claims against us arising under the revolving credit facility, the Tranche A-2 term loan, the Tranche B-2 term loan, the slot lease, the junior subordinated credit facility, the completion loan agreement and the promissory note, it and its affiliates' agreement to waive all claims relating to existing defaults under the management agreement, the administrative services agreement, the forbearance agreement, the warrant agreement, and any other pre-petition claims against us, and Harrah's Operating Company's agreement to contribute the slot machines to the Company, Harrah's Entertainment received 6,069,238 shares (49%) of the New Common Stock; holders of claims arising under the Tranche B-1 term loan of the bank credit facilities received 1,734,068 shares (14%) of the New Common Stock; and holders of claims arising under the senior subordinated notes will receive 4,582,894 shares (37%) of our New Common Stock (see Note 1).

    The Board of Directors of JCC Holding Company shall initially consist of seven directors. Four of the initial directors will be selected by the noteholders committee and Bankers Trust Company and three of the initial directors will be selected by Harrah's Entertainment. The three directors selected by Harrah's Entertainment shall initially have one one-year, one two-year and one three-year term, and the four directors elected by the noteholders committee and Bankers Trust Company will initially have one one-year, one two-year and two three-year terms.

NOTE 13. GUARANTOR FINANCIAL INFORMATION

    JCC Holding and all of its other wholly owned subsidiaries (the "Guarantor Subsidiaries") have fully and unconditionally guaranteed on a joint and several basis Jazz Casino's obligations under the senior subordinated notes described in
Note 6. The Guarantor Subsidiaries and Jazz Casino comprise all of the direct and indirect subsidiaries of the Company. All of the assets of JCC Holding's subsidiaries are restricted and may not be transferred to JCC Holding in the form of loans, cash or dividends without the consent of a third party. The following consolidating schedules present condensed

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD

                   FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998

financial information on a combined basis as of and for the years ended December 31, 2000 and 1999 and the period from October 28, 1998 to December 31, 1998:

BALANCE SHEET DATA:

                                                                   DECEMBER 31, 2000
                                         ----------------------------------------------------------------------
                                         JAZZ CASINO   JCC HOLDING    GUARANTOR                    CONSOLIDATED
                                           COMPANY       COMPANY     SUBSIDIARIES   ELIMINATIONS      TOTAL
                                         -----------   -----------   ------------   ------------   ------------
                                                    ASSETS
Current assets:
  Cash and cash equivalents............  $   26,602    $       14      $     10      $       --     $   26,626
  Accounts receivable, net of allowance
    for doubtful accounts..............       8,017            --             1          (1,746)         6,272
  Inventories..........................         685            --            --              --            685
  Prepaids and other assets............       3,678            --            --              --          3,678
                                         ----------    ----------      --------      ----------     ----------
    Total current assets...............      38,982            14            11          (1,746)        37,261
                                         ----------    ----------      --------      ----------     ----------
  Property and Equipment...............     151,735            --        15,547              --        167,282
  Less--accumulated depreciation.......     (25,561)           --            --              --        (25,561)
                                         ----------    ----------      --------      ----------     ----------
    Net property and equipment.........     126,174            --        15,547              --        141,721
                                         ----------    ----------      --------      ----------     ----------
Other assets:
  Deferred operating contract..........      25,536            --            --              --         25,536
  Lease prepayments....................       6,312            --            --              --          6,312
  Deferred charges and other...........      10,589            --            42              --         10,631
                                         ----------    ----------      --------      ----------     ----------
    Total other assets.................      42,437            --            42              --         42,479
                                         ----------    ----------      --------      ----------     ----------
    Total assets.......................  $  207,593    $       14      $ 15,600      $   (1,746)    $  221,461
                                         ==========    ==========      ========      ==========     ==========

                                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Short-term borrowings................  $   23,250    $       --      $     --      $       --     $   23,250
  Accounts payable--trade..............         845           757           988          (1,746)           844
  Accrued interest.....................       7,025            --            --              --          7,025
  Accrued expenses.....................      12,270            30             1              --         12,301
  Due to affiliate.....................      64,806            --            --              --         64,806
  Preconfirmation contingencies........       2,212            --            --              --          2,212
  Other................................       1,977            --            --              --          1,977
                                         ----------    ----------      --------      ----------     ----------
    Total current liabilities..........     112,385           787           989          (1,746)       112,415
                                         ----------    ----------      --------      ----------     ----------
Long-term Debt.........................     394,759            --         1,653              --        396,412
Due to affiliate.......................      20,943            --            25              --         20,968
Other long-term liabilities............         339            --            --              --            339
Investment in subsidiaries.............          --       307,900            --        (307,900)            --
Stockholder's equity (deficit):
  Class A common stock.................          --            58            --              --             58
  Class B common stock.................          --            45            --              --             45
  Additional paid in capital...........      94,926       108,268        13,187        (108,113)       108,268
  Accumulated deficit..................    (415,759)     (417,044)         (254)        416,013       (417,044)
  Less: Unearned compensation..........          --            --            --              --             --
                                         ----------    ----------      --------      ----------     ----------
    Total Stockholder's equity
      (deficit)........................    (320,833)     (308,673)       12,933         307,900       (308,673)
                                         ----------    ----------      --------      ----------     ----------
    Total liabilities and stockholders'
      equity...........................  $  207,593    $       14      $ 15,600      $   (1,746)    $  221,461
                                         ==========    ==========      ========      ==========     ==========

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD

                   FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998

                                                                DECEMBER 31, 1999
                                      ----------------------------------------------------------------------
                                      JAZZ CASINO   JCC HOLDING    GUARANTOR                    CONSOLIDATED
                                        COMPANY       COMPANY     SUBSIDIARIES   ELIMINATIONS      TOTAL
                                      -----------   -----------   ------------   ------------   ------------
                                                   ASSETS
Current assets
  Cash and cash equivalents.........    $ 34,681     $       4     $       2      $      --       $ 34,687
  Accounts receivable, net of
    allowance for doubtful
    accounts........................       4,356            63            22         (1,264)         3,177
  Inventories.......................         354            --            --             --            354
  Prepaids and other assets.........       2,760            --            --             --          2,760
  Property available for sale.......          --            --         4,831             --          4,831
                                        --------     ---------     ---------      ---------       --------
    Total current assets............      42,151            67         4,855         (1,264)        45,809
                                        --------     ---------     ---------      ---------       --------
Property and Equipment..............     349,764            --        10,288             --        360,052
Less--accumulated depreciation......      (4,179)           --            --             --         (4,179)
                                        --------     ---------     ---------      ---------       --------
    Net property and equipment......     345,585            --        10,288             --        355,873
                                        --------     ---------     ---------      ---------       --------
Other assets:
  Deferred operating contract.......      68,182            --            --             --         68,182
  Lease prepayments.................      16,861            --            --             --         16,861
  Deferred charges and other........      19,630            --            47             --         19,677
  Investment In subsidiaries........          --        46,042            --        (46,042)            --
                                        --------     ---------     ---------      ---------       --------
    Total other assets..............     104,673        46,042            47        (46,042)       104,720
                                        --------     ---------     ---------      ---------       --------
    Total assets....................    $492,409     $  46,109     $  15,190      $ (47,306)      $506,402
                                        ========     =========     =========      =========       ========
                               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Short-term borrowings.............    $ 15,850     $      --     $      --      $      --       $ 15,850
  Accounts payable--trade...........       2,057           462           757         (1,264)         2,012
  Accrued interest..................       2,081            --            --             --          2,081
  Accrued expenses..................      20,761            30            --             --         20,791
  Due to affiliate..................       4,648            --            --             --          4,648
  Preconfirmation contingencies.....       3,033            --            --             --          3,033
  Other.............................       2,009            --            --             --          2,009
                                        --------     ---------     ---------      ---------       --------
    Total current liabilities.......      50,439           492           757         (1,264)        50,424
                                        --------     ---------     ---------      ---------       --------
Long-term debt......................     367,018            --         1,204             --        368,222
Deferred income taxes...............      37,900            --            --             --         37,900
Due to affiliate....................       4,283            --            19             --          4,302
Other long-term liabilities.........          --            --            --             --
Stockholder's equity (deficit):
  Class A common stock..............          --            56            --             --             56
  Class B common stock..............          --            45            --             --             45
  Additional paid in capital........      94,926       108,539        13,185       (108,112)       108,538
  Accumulated deficit...............     (62,095)      (62,817)           25         62,070        (62,817)
  Less: Unearned compensation.......         (62)         (206)           --             --           (268)
                                        --------     ---------     ---------      ---------       --------
    Total stockholder's equity
      (deficit).....................      32,769        45,617        13,210        (46,042)        45,554
                                        --------     ---------     ---------      ---------       --------
    Total liabilities and
      stockholders' equity..........    $492,409     $  46,109     $  15,190      $ (47,306)      $506,402
                                        ========     =========     =========      =========       ========

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD

                   FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998

                                                               DECEMBER 31, 1998
                                     ----------------------------------------------------------------------
                                     JAZZ CASINO   JCC HOLDING    GUARANTOR                    CONSOLIDATED
                                       COMPANY       COMPANY     SUBSIDIARIES   ELIMINATIONS      TOTAL
                                     -----------   -----------   ------------   ------------   ------------
                                                  ASSETS
Current assets
  Cash and cash equivalents........    $ 25,506     $      --      $     --      $       --      $ 25,506
  Accounts receivable, net of
    allowance for doubtful
    accounts.......................         127            --            --             (84)           43
  Inventories......................          --            --            --              --            --
  Prepaids and other assets........       1,666            --            32              --         1,698
  Property available for sale......          --            --            --              --            --
                                       --------     ---------      --------      ----------      --------
    Total current assets...........      27,299            --            32             (84)       27,247
                                       --------     ---------      --------      ----------      --------
Property and Equipment.............     205,529            --        13,200              --       218,729
Less--accumulated depreciation.....         (71)           --            --              --           (71)
                                       --------     ---------      --------      ----------      --------
    Net property and equipment.....     205,458            --        13,200              --       218,658
                                       --------     ---------      --------      ----------      --------
Other assets:
  Deferred operating contract......      68,676            --            --              --        68,676
  Lease prepayments................      16,985            --            --              --        16,985
  Deferred Charges and other.......      11,512            --            53              --        11,565
  Investment In subsidiaries.......     104,720      (104,720)           --
                                       --------     ---------      --------      ----------      --------
    Total other assets.............      97,173       104,720            53        (104,720)       97,226
                                       --------     ---------      --------      ----------      --------
    Total assets...................    $329,930     $ 104,720      $ 13,285      $ (104,804)     $343,131
                                       ========     =========      ========      ==========      ========

                              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable--trade..........    $    643     $      --      $     84      $      (84)     $    643
  Accrued interest.................       3,025            --            --              --         3,025
  Accrued expenses.................       4,145           310            --              --         4,455
  Due to affiliate.................         500            --            --              --           500
  Preconfirmation Contingencies....       6,679            --            --              --         6,679
                                       --------     ---------      --------      ----------      --------
    Total current liabilities......      14,992           310            84             (84)       15,302
                                       --------     ---------      --------      ----------      --------
Long-term debt.....................     185,519            --            --              --       185,519
Deferred income taxes..............      37,900            --            --              --        37,900
Stockholder's equity (deficit):
  Class A common stock.............          --            55            --              --            55
  Class B common stock.............          --            45            --              --            45
  Additional paid in capital.......      94,900       107,987        13,187        (108,087)      107,987
  Accumulated deficit..............      (3,381)       (3,677)           14           3,367        (3,677)
                                       --------     ---------      --------      ----------      --------
    Total Stockholder's equity
      (deficit)....................      91,519       104,410        13,201        (104,720)      104,410
                                       --------     ---------      --------      ----------      --------
    Total liabilities and
      stockholders' equity.........    $329,930     $ 104,720      $ 13,285      $ (104,804)     $343,131
                                       ========     =========      ========      ==========      ========

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD

                   FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998

STATEMENT OF OPERATIONS DATA:

                                                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                     ----------------------------------------------------------------------
                                     JAZZ CASINO   JCC HOLDING    GUARANTOR                    CONSOLIDATED
                                       COMPANY       COMPANY     SUBSIDIARIES   ELIMINATIONS      TOTAL
                                     -----------   -----------   ------------   ------------   ------------
Revenues:
  Casino...........................  $  245,473    $       --     $      --      $       --     $  245,473
  Food and beverage................      20,356            --            --              --         20,356
  Retail, parking, and other.......       9,798            --            23              --          9,821
  Less: Casino promotional
    allowances.....................     (14,545)           --            --              --        (14,545)
                                     ----------    ----------     ---------      ----------     ----------
    Total net revenues.............     261,082            --            23              --        261,105
                                     ----------    ----------     ---------      ----------     ----------
Operating expenses:
  Direct:
    Casino.........................     215,176            --            --              --        215,176
    Food and beverage..............      16,131            --            --              --         16,131
    Retail, parking and other......       4,123            --            10              --          4,133
  General and administrative.......      85,951           286           150              --         86,387
  Depreciation and amortization....      26,334            --             5              --         26,339
  Provision for asset impairment...     258,674            --           138              --        258,812
  Equity in subsidiary losses......          --       353,942            --        (353,942)            --
                                     ----------    ----------     ---------      ----------     ----------
    Total operating expenses.......     606,389       354,228           303        (353,942)       606,978
                                     ----------    ----------     ---------      ----------     ----------
Operating loss.....................    (345,307)     (354,228)         (280)        353,942       (345,873)
                                     ----------    ----------     ---------      ----------     ----------
Other income (expense):
  Interest expense, net of
    capitalized interest...........     (46,668)           --            --              --        (46,668)
  Interest and other income........         411            --             2              --            413
                                     ----------    ----------     ---------      ----------     ----------
    Total other income (expense)...     (46,257)           --             2              --        (46,255)
                                     ----------    ----------     ---------      ----------     ----------
Loss before taxes..................    (391,564)     (354,228)         (278)        353,942       (392,128)
  Income tax benefit...............      37,900            --            --              --         37,900
                                     ----------    ----------     ---------      ----------     ----------
Net loss...........................  $ (353,664)   $ (354,228)    $    (278)     $  353,942     $ (354,228)
                                     ==========    ==========     =========      ==========     ==========

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD

                   FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998

                                                       FOR THE YEAR ENDED DECEMBER 31, 1999
                                      ----------------------------------------------------------------------
                                      JAZZ CASINO   JCC HOLDING    GUARANTOR                    CONSOLIDATED
                                        COMPANY       COMPANY     SUBSIDIARIES   ELIMINATIONS      TOTAL
                                      -----------   -----------   ------------   ------------   ------------
Revenues:
  Casino............................   $  38,005     $      --        $ --        $      --       $  38,005
  Food and beverage.................       3,693            --          --               --           3,693
  Retail, parking, and other........       1,796            --          23               --           1,819
Less: Casino promotional
  allowances........................      (2,361)           --          --               --          (2,361)
                                       ---------     ---------        ----        ---------       ---------
    Total net revenues..............      41,133            --          23               --          41,156
                                       ---------     ---------        ----        ---------       ---------
Operating expenses:
  Direct:
    Casino..........................      35,013            --          --               --          35,013
    Food and beverage...............       2,875            --          --               --           2,875
    Retail, parking and other.......       1,200            --          --               --           1,200
  General and administrative........      15,602           437           7               --          16,046
  Depreciation and amortization.....       5,102            --           5               --           5,107
  Pre-opening Expenses..............      35,160            --          --               --          35,160
  Equity in subsidiary losses.......          --        58,703          --          (58,703)             --
                                       ---------     ---------        ----        ---------       ---------
    Total operating expenses........      94,952        59,140          12          (58,703)         95,401
                                       ---------     ---------        ----        ---------       ---------
Operating loss......................     (53,819)      (59,140)         11           58,703         (54,245)
                                       ---------     ---------        ----        ---------       ---------
Reorganization item.................       1,562            --          --               --           1,562
Other income (expense):
  Interest expense, net of
    capitalized interest............      (6,869)           --          --               --          (6,869)
  Interest and other income.........         412            --          --               --             412
                                       ---------     ---------        ----        ---------       ---------
    Total other income (expense)....      (6,457)           --          --               --          (6,457)
                                       ---------     ---------        ----        ---------       ---------
Net loss............................   $ (58,714)    $ (59,140)       $ 11        $  58,703       $ (59,140)
                                       =========     =========        ====        =========       =========

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD

                   FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998

                                            FOR THE PERIOD FROM OCTOBER 28, 1998 TO DECEMBER 31, 1998
                                      ----------------------------------------------------------------------
                                      JAZZ CASINO   JCC HOLDING    GUARANTOR                    CONSOLIDATED
                                        COMPANY       COMPANY     SUBSIDIARIES   ELIMINATIONS      TOTAL
                                      -----------   -----------   ------------   ------------   ------------
Revenues:
  Retail, parking, and other........    $     --     $     --         $ 14         $    --        $     14
                                        --------     --------         ----         -------        --------
    Total net revenues..............          --           --           14              --              14
                                        --------     --------         ----         -------        --------
Operating expenses:
  General and administrative........          --          310           --              --             310
  Depreciation and amortization.....         110           --            1              --             111
  Pre-opening Expenses..............       3,580           --           --              --           3,580
  Equity in subsidiary losses.......          --        3,367           --          (3,367)             --
                                        --------     --------         ----         -------        --------
    Total operating expenses........       3,690        3,677            1          (3,367)          4,001
                                        --------     --------         ----         -------        --------
Operating loss......................      (3,690)      (3,677)          13           3,367          (3,987)
                                        --------     --------         ----         -------        --------
Other income (expense):
  Interest expense, net of
    capitalized interest............          --           --           --              --              --
  Interest and other income.........         310           --           --              --             310
                                        --------     --------         ----         -------        --------
    Total other income (expense)....         310           --           --              --             310
                                        --------     --------         ----         -------        --------
Net loss............................    $ (3,380)    $ (3,677)        $ 13         $ 3,367        $ (3,677)
                                        ========     ========         ====         =======        ========

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD

                   FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998

STATEMENT OF CASH FLOW DATA:

                                                          FOR THE YEAR ENDED DECEMBER 31, 2000
                                         ----------------------------------------------------------------------
                                         JAZZ CASINO   JCC HOLDING    GUARANTOR                    CONSOLIDATED
                                           COMPANY       COMPANY     SUBSIDIARIES   ELIMINATIONS      TOTAL
                                         -----------   -----------   ------------   ------------   ------------
Cash Flows From Operating Activities:
  Net Loss.............................  $ (353,664)   $ (354,228)      $ (278)       $ 353,942     $ (354,228)
  Adjustments to reconcile net loss to
    net cash used in operating
    activities:
    Depreciation and amortization......      26,334            --            5               --         26,339
    Provision for asset impairment.....     258,674            --          138               --        258,812
    Deferred income taxes..............     (37,900)           --           --               --        (37,900)
    Amortization of note discount......       5,369            --           --               --          5,369
    Deferred rent......................       1,624            --           --               --          1,624
    Provision for bad debts............       1,770            --           --               --          1,770
    Equity in subsidiary losses........          --       353,942           --         (353,942)            --
  Changes in operating assets and
    liabilities:
    Accounts receivable................      (5,368)           --           21              482         (4,865)
    Inventories........................        (331)           --           --               --           (331)
    Prepaids and other assets..........        (918)           --           --               --           (918)
    Accounts payable--trade............      (1,075)          296           93             (482)        (1,168)
    Accrued interest...................      19,523            --           --               --         19,523
    Accrued expenses...................      (7,653)           --            1               --         (7,652)
    Preconfirmation contingencies......        (821)           --           --               --           (821)
    Due to affiliates..................      34,084            --            6               --         34,090
    Other current liabilities..........         (31)           --           --               --            (31)
                                         ----------    ----------       ------        ---------     ----------
      Net cash flows used in operating
        activities.....................     (60,383)           10          (14)              --        (60,387)
                                         ----------    ----------       ------        ---------     ----------
Cash Flows From Investing Activities:
  Capital expenditures.................      (2,981)           --         (427)              --         (3,408)
  Increase in deferred charges and
    other assets.......................      (1,218)           --           --               --         (1,218)
                                         ----------    ----------       ------        ---------     ----------
      Net cash flows used in investing
        activities.....................      (4,199)           --         (427)              --         (4,626)
                                         ----------    ----------       ------        ---------     ----------
Cash Flows From Financing Activities:
  Net borrowings (repayments) of short-
    term borrowings....................       7,400            --           --               --          7,400
  Proceeds from notes payable to
    affiliate..........................      49,103            --          449               --         49,552
                                         ----------    ----------       ------        ---------     ----------
      Net cash flows provided by
        financing activities...........      56,503            --          449               --         56,952
                                         ----------    ----------       ------        ---------     ----------
Net increase (decrease) in cash and
  cash equivalents.....................      (8,079)           10            8               --         (8,061)
Cash and cash equivalents, beginning of
  period...............................      34,681             4            2               --         34,687
                                         ----------    ----------       ------        ---------     ----------
Cash and cash equivalents, end of
  period...............................  $   26,602    $       14       $   10        $      --     $   26,626
                                         ==========    ==========       ======        =========     ==========

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD

                   FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998

                                                          FOR THE YEAR ENDED DECEMBER 31, 1999
                                         ----------------------------------------------------------------------
                                         JAZZ CASINO   JCC HOLDING    GUARANTOR                    CONSOLIDATED
                                           COMPANY       COMPANY     SUBSIDIARIES   ELIMINATIONS      TOTAL
                                         -----------   -----------   ------------   ------------   ------------
Cash Flows From Operating Activities:
  Net Loss.............................   $ (58,714)    $ (59,140)      $    11       $ 58,703      $ (59,140)
  Adjustments to reconcile net loss to
    net cash used in operating
    activities:
    Depreciation and amortization......       5,102            --             5             --          5,107
    Amortization of note discount......         765            --            --             --            765
    Amortization of unearned
      compensation.....................          --           259            --             --            259
    Deferred rent......................         226            --            --             --            226
    Write-off of preconfirmation
      contingencies....................      (1,562)           --            --             --         (1,562)
    Loss on sale of property and
      equipment........................          27            --            --             --             27
    Equity in subsidiary losses........          --        58,703            --        (58,703)            --
  Changes in operating assets and
    liabilities:
    Accounts receivable................      (3,134)           --            --             --         (3,134)
    Inventories........................        (354)           --            --             --           (354)
    Prepaids and other assets..........      (1,062)           --            --             --         (1,062)
    Accounts payable--trade............         907           462            --             --          1,369
    Accrued interest...................      (5,855)           --            --             --         (5,855)
    Accrued expenses...................      16,616          (280)           --             --         16,336
    Preconfirmation contingencies......      (2,084)           --            --             --         (2,084)
    Due to affiliates..................       8,224            --            --             --          8,224
    Other current liabilities..........       2,009            --            --             --          2,009
                                          ---------     ---------       -------       --------      ---------
      Net cash flows used in operating
        activities.....................     (38,889)            4            16             --        (38,869)
                                          ---------     ---------       -------       --------      ---------
Cash Flows From Investing Activities:
  Capital expenditures.................    (129,334)           --        (1,218)            --       (130,552)
  Proceeds from sale of property.......       6,042            --            --             --          6,042
  Increase in deferred charges and
    other assets.......................      (8,492)           --            --             --         (8,492)
                                          ---------     ---------       -------       --------      ---------
      Net cash flows used in investing
        activities.....................    (131,784)           --        (1,218)            --       (133,002)
                                          ---------     ---------       -------       --------      ---------
Cash Flows From Financing Activities:
  Net borrowings (repayments) of short-
    term borrowings....................      15,850            --            --             --         15,850
  Proceeds from notes payable to
    affiliate..........................          --            --         1,204             --             --
  Proceeds from issuance of long-term
    debt...............................     163,998            --            --             --        165,202
                                          ---------     ---------       -------       --------      ---------
      Net cash flows provided by
        financing activities...........     179,848            --         1,204             --        181,052
                                          ---------     ---------       -------       --------      ---------
Net increase (decrease) in cash and
  cash equivalents.....................       9,175             4             2             --          9,181
Cash and cash equivalents, beginning of
  period...............................      25,506            --            --             --         25,506
                                          ---------     ---------       -------       --------      ---------
Cash and cash equivalents, end of
  period...............................   $  34,681     $       4       $     2       $     --      $  34,687
                                          =========     =========       =======       ========      =========

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD

                   FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998

                                           FOR THE PERIOD FROM OCTOBER 28, 1998 TO DECEMBER 31, 1998
                                     ----------------------------------------------------------------------
                                     JAZZ CASINO   JCC HOLDING    GUARANTOR                    CONSOLIDATED
                                       COMPANY       COMPANY     SUBSIDIARIES   ELIMINATIONS      TOTAL
                                     -----------   -----------   ------------   ------------   ------------
Cash Flows From Operating
  Activities:
  Net Loss.........................  $   (3,380)    $ (3,677)        $ 13         $ 3,367       $   (3,677)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Depreciation and
      amortization.................         110           --            1              --              111
    Equity in subsidiary losses....          --        3,367           --          (3,367)              --
Changes in operating assets and
  liabilities:
  Accounts receivable..............        (128)          --           --              85              (43)
  Prepaids and other assets........      (1,603)          --          (31)             --           (1,634)
  Accounts payable--trade..........         643           --           85             (85)             643
  Accrued expenses.................       4,145          310           --              --            4,455
  Preconfirmation contingencies....     (68,750)          --           --              --          (68,750)
  Due to affiliates................         500           --           --              --              500
                                     ----------     --------         ----         -------       ----------
    Net cash flows used in
      operating activities.........     (68,463)          --           68              --          (68,395)
                                     ----------     --------         ----         -------       ----------
Cash Flows From Investing
  Activities:
  Capital expenditures.............     (27,011)          --          (15)        (27,026)
  Increase in deferred charges and
    other assets...................      (5,647)          --          (53)             --           (5,700)
                                     ----------     --------         ----         -------       ----------
      Net cash flows used in
        investing activities.......     (32,658)          --          (68)             --          (32,726)
                                     ----------     --------         ----         -------       ----------
Cash Flows From Financing
  Activities:
  Net borrowings (repayments) of
    short-term borrowings..........          --           --           --              --               --
  Proceeds from issuance of
    long-term debt.................          --           --           --              --               --
                                     ----------     --------         ----         -------       ----------
        Net cash flows provided by
          financing activities.....          --           --           --              --               --
                                     ----------     --------         ----         -------       ----------
Net increase (decrease) in cash and
  cash equivalents.................    (101,121)          --           --              --         (101,121)
Cash and cash equivalents,
  beginning of period..............     126,627           --           --              --          126,627
                                     ----------     --------         ----         -------       ----------
Cash and cash equivalents, end of
  period...........................  $   25,506     $     --         $ --         $    --       $   25,506
                                     ==========     ========         ====         =======       ==========

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD

                   FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998

NOTE 14. QUARTERLY FINANCIAL DATA (UNAUDITED)

    Prior to October 28, 1999, we did not have any gaming operations and most of our activities related to completing the construction of the Casino and hiring and training employees. Our operating results for the four quarters of 2000 and 1999 were as follows:

                                                     FIRST      SECOND       THIRD       FOURTH
                                                    QUARTER     QUARTER     QUARTER     QUARTER
                                                   ---------   ---------   ---------   ----------
                                                                   (IN THOUSANDS)
Fiscal 2000
  Revenues.......................................  $  62,616   $  64,314   $  69,925   $   64,250
  Loss from operations...........................  $ (24,209)  $ (21,073)  $ (19,616)  $ (280,975)
  Net loss.......................................  $ (34,750)  $ (32,125)  $ (31,355)  $ (255,998)
  Basic loss per share...........................  $   (3.44)  $   (3.16)  $   (3.06)  $   (25.13)

                                                     FIRST      SECOND       THIRD       FOURTH
                                                    QUARTER     QUARTER     QUARTER     QUARTER
                                                   ---------   ---------   ---------   ----------
                                                                   (IN THOUSANDS)
Fiscal 1999
  Revenues.......................................  $       6   $       4   $      93   $   41,053
  Loss from operations...........................  $  (2,989)  $  (6,697)  $ (11,331)  $  (33,228)
  Net loss.......................................  $  (2,824)  $  (6,627)  $ (11,270)  $  (38,419)
  Basic loss per share...........................  $   (0.28)  $   (0.66)  $   (1.12)  $    (3.82)

    The fourth quarter 2000 included a $255.9 million impairment charge (see
Note 3). The impairment charge recorded in the fourth quarter 2000 created a deferred tax asset available to offset our deferred tax liability. As of December 31, 2000, the valuation allowance was adjusted to reduce our net deferred taxes to zero resulting in an income tax benefit of $37.9 million (see
Note 7).

NATIONAL AIRLINES, INC., FINANCIAL INFORMATION

    Our Company holds an approximate 48% interest in National Airlines, Inc. ("NAI"), an airline company based in Las Vegas, Nevada, that began operations in May 1999. NAI filed a voluntary petition for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code in December 2000. As a result of the bankruptcy filing, we recorded write-downs and reserves in 2000 totaling $39.4 million for our remaining investment in and loans to NAI and our net estimated exposure under certain letters of credit. These reserves were in addition to $9.3 million in losses we recorded during 2000 to reflect our pro rata share of NAI's operating losses.

    Due to its current operating status, we have not been provided full financial statements and footnotes for NAI for the year ended December 31, 2000. As a result of the write-downs and reserves recorded in 2000 as discussed above, our investment in and remaining exposure for NAI issues as of December 31, 2000, are immaterial, and we do not expect NAI to have a material effect on our future operations. In recognition of these circumstances, the Securities and Exchange Commission has agreed to accept our request to fulfill our disclosure requirements relative to this nonconsolidated subsidiary by presenting the summarized NAI financial information included in Note 15 to our 2000 consolidated financial statements in lieu of complete audited financial statements.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       HARRAH'S ENTERTAINMENT, INC.

Dated: April 12, 2001                                  By:             /s/ JUDY T. WORMSER
                                                            -----------------------------------------
                                                                         Judy T. Wormser
                                                               CONTROLLER AND PRINCIPAL ACCOUNTING
                                                                             OFFICER

                         INDEPENDENT AUDITORS' CONSENT

    We consent to the incorporation by reference in Registration Statement
Nos. 333-57214, 333-56266, and 333-39840 of Harrah's Entertainment, Inc. on
Form S-8, Form S-4, and Form S-8, respectively, of our report dated March 30, 2001 (relating to the financial statements of JCC Holding Company presented separately herein, which report expresses an unqualified opinion and includes an explanatory paragraph relating to the accounting for the confirmed plan of reorganization in 1998 and an emphasis paragraph relating to the confirmed plan of reorganization which became effective in March 2001), appearing in this Annual Report on Form 10-K of Harrah's Entertainment, Inc. for the year ended December 31, 2000.

                                          /s/ DELOITTE & TOUCHE LLP

Memphis, Tennessee

April 12, 2001