Form 10-Q
period 2001-03-31
HARRAHS ENTERTAINMENT INC
filed 2001-05-11
CIK 858339

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
           ENDED MARCH 31, 2001

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

                               ONE HARRAH'S COURT
                            LAS VEGAS, NEVADA 89119
                (Current address of principal executive offices)
                                (702) 407-6000
              (Registrant's telephone number, including area code)

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

                               Yes /X/    No / /

    At March 31, 2001, there were outstanding 117,218,433 shares of the Company's Common Stock.

                                  Page 1 of 24
                             Exhibit Index Page 25

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    The accompanying unaudited Consolidated Condensed Financial Statements of Harrah's Entertainment, Inc., a Delaware corporation, have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our 2000 Annual Report to Stockholders.

                          HARRAH'S ENTERTAINMENT, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                  (UNAUDITED)

                                                               MARCH 31,     DEC. 31,
                                                                 2001          2000
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                          -----------   -----------
ASSETS
Current assets
  Cash and cash equivalents.................................  $   257,289   $   299,202
  Receivables, less allowance for doubtful accounts of
    $46,255 and $49,357.....................................      127,775       122,050
  Deferred income taxes.....................................       35,138        35,126
  Prepayments and other.....................................       59,063       104,239
  Inventories...............................................       22,303        22,816
                                                              -----------   -----------
    Total current assets....................................      501,568       583,433
                                                              -----------   -----------
Land, buildings, riverboats and equipment...................    4,675,546     4,581,253
Less: accumulated depreciation..............................   (1,117,677)   (1,084,884)
                                                              -----------   -----------
                                                                3,557,869     3,496,369
Goodwill, net of amortization of $77,297 and $72,465 (Note
  2)........................................................      702,571       685,393
Investments in and advances to nonconsolidated affiliates...       93,977        86,681
Deferred costs, trademarks and other........................      302,807       314,209
                                                              -----------   -----------
                                                              $ 5,158,792   $ 5,166,085
                                                              ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................  $    78,926   $    89,051
  Accrued expenses..........................................      356,080       343,524
  Short-term debt...........................................       27,000       215,000
  Current portion of long-term debt.........................        4,348       130,928
                                                              -----------   -----------
    Total current liabilities...............................      466,354       778,503
Long-term debt..............................................    3,059,031     2,835,846
Deferred credits and other..................................      177,142       177,654
Deferred income taxes.......................................       91,655        85,650
                                                              -----------   -----------
                                                                3,794,182     3,877,653
                                                              -----------   -----------
Minority interests..........................................       19,845        18,714
                                                              -----------   -----------
Commitments and contingencies (Notes 2, 4, 6 and 7)
Stockholders' equity
  Common stock, $0.10 par value, authorized--360,000,000
    shares, outstanding--117,218,433 and 115,952,394 shares
    (net of 22,108,719 and 22,030,805 shares held in
    treasury)...............................................       11,722        11,595
  Capital surplus...........................................    1,102,336     1,075,313
  Retained earnings.........................................      268,332       224,251
  Accumulated other comprehensive income....................         (704)       (1,036)
  Deferred compensation related to restricted stock.........      (36,921)      (40,405)
                                                              -----------   -----------
                                                                1,344,765     1,269,718
                                                              -----------   -----------
                                                              $ 5,158,792   $ 5,166,085
                                                              ===========   ===========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                               FIRST QUARTER ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                2001        2000
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                      ---------   ---------
Revenues
  Casino....................................................  $747,931    $633,757
  Food and beverage.........................................   123,443     110,268
  Rooms.....................................................    71,008      64,194
  Management fees...........................................    15,680      17,221
  Other.....................................................    32,798      33,561
  Less: casino promotional allowances.......................   (91,327)    (78,741)
                                                              --------    --------
      Total revenues........................................   899,533     780,260
                                                              --------    --------
Operating expenses
  Direct
    Casino..................................................   384,043     331,079
    Food and beverage.......................................    54,922      53,872
    Rooms...................................................    17,666      16,675
  Depreciation and amortization.............................    66,129      50,571
  Development costs.........................................     1,808       2,159
  Write-downs, reserves and recoveries:
    Reserves for New Orleans casino.........................     2,323          --
    Other...................................................      (233)         13
  Project opening costs.....................................     2,159         292
  Other.....................................................   205,738     184,449
                                                              --------    --------
      Total operating expenses..............................   734,555     639,110
                                                              --------    --------
        Operating profit....................................   164,978     141,150
  Corporate expense.........................................   (13,776)    (11,021)
  Headquarters relocation and reorganization costs..........        --      (1,796)
  Equity in income (losses) of nonconsolidated affiliates...       426     (23,696)
  Venture restructuring costs...............................    (1,500)         --
  Amortization of goodwill and trademarks...................    (5,602)     (4,537)
                                                              --------    --------
Income from operations......................................   144,526     100,100
Interest expense, net of interest capitalized...............   (64,226)    (50,459)
Gain on equity interests in subsidiary......................       370          --
Other (expense) income, including interest income...........    (6,478)      3,616
                                                              --------    --------
Income before income taxes and minority interests...........    74,192      53,257
Provision for income taxes..................................   (26,811)    (18,646)
Minority interests..........................................    (3,170)     (3,863)
                                                              --------    --------
Income before extraordinary losses..........................    44,211      30,748
Extraordinary losses, net of income tax benefit of $71......      (131)         --
                                                              --------    --------
Net income..................................................  $ 44,080    $ 30,748
                                                              ========    ========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.

                                  (UNAUDITED)

                                                               FIRST QUARTER ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                2001        2000
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                      ---------   ---------
Earnings per share--basic
  Income before extraordinary losses........................   $  0.38     $  0.25
  Extraordinary losses, net.................................        --          --
                                                               -------     -------
    Net income..............................................   $  0.38     $  0.25
                                                               =======     =======
Earnings per share--diluted
  Income before extraordinary losses........................   $  0.38     $  0.25
  Extraordinary losses, net.................................        --          --
                                                               -------     -------
    Net income..............................................   $  0.38     $  0.25
                                                               =======     =======
Average common shares outstanding...........................   114,614     121,643
                                                               =======     =======
Average common and common equivalent shares outstanding.....   117,098     123,281
                                                               =======     =======

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                               FIRST QUARTER ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                2001        2000
(IN THOUSANDS)                                                ---------   ---------
Cash flows from operating activities
  Net income................................................  $  44,080   $  30,748
  Adjustments to reconcile net income to cash flows from
    operating activities
    Extraordinary losses, before income taxes...............        202          --
    Depreciation and amortization...........................     83,867      56,811
    Write-downs, reserves and recoveries....................      2,090          --
    Other noncash items.....................................     23,219       1,782
    Minority interests' share of income.....................      3,170       3,863
    Equity in (income) losses of nonconsolidated
      affiliates............................................       (426)     23,696
    Realized loss (gain) from equity interest in
      nonconsolidated affiliates............................       (370)         --
    Net losses from asset sales.............................        604         336
    Net change in long-term accounts........................    (35,242)     14,232
    Net change in working capital accounts..................     50,619     (10,316)
                                                              ---------   ---------
        Cash flows provided by operating activities.........    171,813     121,152
                                                              ---------   ---------
Cash flows from investing activities
  Land, buildings, riverboats and equipment additions.......   (161,839)    (76,735)
  (Decrease) increase in construction payables..............       (174)        689
  Proceeds from other asset sales...........................     41,577      24,619
  Investments in and advances to nonconsolidated
    affiliates..............................................    (13,695)    (31,446)
  Proceeds from sales of equity interests in subsidiaries...      1,883     131,475
  Payment for business acquired, net of cash acquired.......         --    (244,001)
  Other.....................................................     (5,377)     (1,307)
                                                              ---------   ---------
        Cash flows used in investing activities.............   (137,625)   (196,706)
                                                              ---------   ---------
Cash flows from financing activities
  Net (repayments) borrowings under lending agreements, net
    of financing costs of $17 and $7........................   (396,881)     61,000
  Net short-term (repayments) borrowings....................    (38,000)     65,000
  Early retirement of debt..................................   (150,000)         --
  Scheduled debt retirements................................     (2,263)       (717)
  Minority interests' distributions, net of contributions...     (2,038)     (2,473)
  Proceeds from issuance of new debt, net of discount of
    $5,540 and issue costs of $3,738........................    490,723          --
  Proceeds from exercise of stock options...................     21,228      19,713
  Other.....................................................      1,130          --
  Purchases of treasury stock...............................         --     (77,724)
                                                              ---------   ---------
        Cash flows (used in) provided by financing
          activities........................................    (76,101)     64,799
                                                              ---------   ---------
Net decrease in cash and cash equivalents...................    (41,913)    (10,755)
Cash and cash equivalents, beginning of period..............    299,202     233,581
                                                              ---------   ---------
Cash and cash equivalents, end of period....................  $ 257,289   $ 222,826
                                                              =========   =========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

                                  (UNAUDITED)

                                                               FIRST QUARTER ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                2001        2000
(IN THOUSANDS)                                                ---------   ---------
Net income..................................................   $44,080     $30,748
                                                               -------     -------
Other comprehensive income
  Foreign currency translation adjustments, net of tax
    provision of $56........................................        --          90
  Realization of foreign currency adjustments, net of tax
    provision of $148.......................................        --         191
  Unrealized gains on available-for-sale securities,
    net of tax provision of $566 and $108...................       908         176
  Realization of gain on available-for-sale securities,
    net of tax provision of $(123)..........................      (226)         --
  Unrealized loss on natural gas contract, net of tax
    benefit of $190.........................................      (350)         --
                                                               -------     -------
  Other comprehensive income................................       332         457
                                                               -------     -------
Comprehensive income........................................   $44,412     $31,205
                                                               =======     =======

     See accompanying notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

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

    We have reclassified certain amounts for prior years to conform with our presentation for 2000.

NOTE 2--ACQUISITIONS

PLAYERS INTERNATIONAL, INC.

    On March 22, 2000, we completed our acquisition of Players
International, Inc. ("Players"), paying $8.50 in cash for each outstanding share and assuming $150 million of Players 10 7/8% Senior Notes due 2005 (the "Players Notes"). Players operated a dockside riverboat casino on the Ohio River in Metropolis, Illinois; two cruising riverboat casinos in Lake Charles, Louisiana; two dockside riverboat casinos in Maryland Heights, Missouri, a suburb of St. Louis; and a horse racetrack in Paducah, Kentucky. Players and the Company jointly operated a landside hotel and entertainment facility at the Maryland Heights property. The operations of the Maryland Heights properties were consolidated with the adjacent Harrah's operations in second quarter 2000, and the Lake Charles facility was converted to the Harrah's brand in fourth quarter 2000. The Metropolis facility is expected to be converted to the Harrah's brand name after integration of our systems and technology, including Total Rewards, which we anticipate will occur in the second half of 2001.

    The acquisition was funded by our revolving credit and letter of credit facilities and was accounted for as a purchase. The purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values at the date of acquisition. We determined the estimated fair values based on independent appraisals, discounted cash flows, quoted market prices and estimates made by management. To the extent that the purchase price exceeded the fair value of the net identifiable tangible assets acquired, such excess was allocated to goodwill and is being amortized over 40 years.

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

HARVEYS CASINO RESORTS

    On April 24, 2001, we announced that we have reached an agreement to acquire Harveys Casino Resorts ("Harveys") for $625 million, including assumption of Harveys' outstanding debt. We will also assume a $50 million off-balance-sheet liability. We expect to finance the acquisition, including

                          HARRAH'S ENTERTAINMENT, INC.

                                 MARCH 31, 2001

                                  (UNAUDITED)

NOTE 2--ACQUISITIONS (CONTINUED)
refinancing of Harveys existing debt, through issuance of public debt or bank credit facilities. The purchase includes the Harveys Resort & Casino in Lake Tahoe, Nevada, the Harveys Casino Hotel and the Bluffs Run Casino, both in Council Bluffs, Iowa, and the Harveys Wagon Wheel Hotel/Casino in Central City, Colorado. The acquisition is subject to receipt of regulatory approvals and is expected to be accounted for as a purchase.

NOTE 3--STOCKHOLDERS' EQUITY

    In addition to its common stock, Harrah's Entertainment has the following classes of stock authorized but unissued:

       Preferred stock, $100 par value, 150,000 shares authorized
       Special stock, $1.125 par value, 5,000,000 shares authorized--
         Series A Special Stock, 2,000,000 shares designated

    In April 2000, our Board of Directors authorized the repurchase of up to
12.5 million shares of our common stock in the open market and other transactions as market conditions warrant. This plan will expire on December 31, 2001. At March 31, 2001, we had purchased 8.0 million shares under this plan.

NOTE 4--DEBT

REVOLVING CREDIT FACILITIES

    The Company has revolving credit and letter of credit facilities (the "Bank Facility"), which provide us with borrowing capacity of $1.9 billion. The Bank Facility consists of a five-year $1.525 billion revolving credit and letter of credit facility maturing in 2004 and a separate $375 million revolving credit facility, which is renewable annually at the borrower's and lenders' options. On April 26, 2001, we renewed the 364-day facility and reduced the available borrowing capacity of that facility from $375 million to $328 million. Currently, the Bank Facility bears interest based upon 87.5 basis points over LIBOR for current borrowings under the five-year facility and 92.5 basis points over LIBOR for the 364-day facility. In addition, there is a facility fee for borrowed and unborrowed amounts which is currently 20 basis points on the five-year facility and 15 basis points on the 364-day facility. The interest rate and facility fee are based on our current debt ratings and leverage ratio and may change as our debt ratings and leverage ratio change. As of March 31, 2001, $1.15 billion in borrowings were outstanding under the Bank Facility with an additional $36 million committed to back letters of credit and $68 million committed to back Commercial Paper borrowings. After consideration of these borrowings and the impact of the reduced capacity available to us under the 364-day facility, $599 million of additional borrowing capacity was available to the Company as of March 31, 2001.

ISSUANCE OF NEW DEBT

    In January 2001, Harrah's Operating Company, Inc. ("HOC"), a wholly-owned subsidiary of the Company, completed a private placement of $500.0 million principal amount 8% Senior Notes due 2011 (the "8% Notes"). The 8% Notes are unsecured and contain certain covenants that limit our ability to enter into certain sale and lease-back transactions, incur liens on our assets to secure debt,

                          HARRAH'S ENTERTAINMENT, INC.

                                 MARCH 31, 2001

                                  (UNAUDITED)

NOTE 4--DEBT (CONTINUED)
merge or consolidate with another company and transfer or sell substantially all of our assets. Proceeds from the 8% Notes were used to pay off a $150 million credit agreement and to reduce indebtedness under our Bank Facility. On
April 17, 2001, the Company commenced an exchange offer whereby the private placement notes would be exchanged for public notes. We expect to complete this exchange offer in second quarter 2001.

SHORT-TERM BORROWINGS

    In a program designed for short-term borrowings at lower interest rates than the rates paid under our Bank Facility, we have uncommitted line of credit agreements with two lenders whereby we can borrow up to $50 million for periods of ninety days or less. At March 31, 2001, we had borrowed $27 million under these agreements. These agreements have no impact on our Bank Facility and do not decrease our borrowing capacity under those agreements.

NOTE 5--SUPPLEMENTAL CASH FLOW DISCLOSURES

CASH PAID FOR INTEREST AND TAXES

    The following table reconciles our interest expense, net of interest capitalized, per the Consolidated Condensed Statements of Income, to cash paid for interest:

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                2001        2000
(IN THOUSANDS)                                                ---------   ---------
Interest expense, net of interest capitalized...............  $ 64,226     $50,459
Adjustments to reconcile to cash paid for interest:
  Net change in accruals....................................   (13,868)    (10,410)
  Amortization of deferred finance charges..................    (1,106)       (920)
  Net amortization of discounts and premiums................      (144)        (14)
                                                              --------     -------
Cash paid for interest, net of amount capitalized...........  $ 49,108     $39,115
                                                              ========     =======
Cash refunds of income taxes, net of payments...............  $(46,443)    $  (861)
                                                              ========     =======

NOTE 6--COMMITMENTS AND CONTINGENT LIABILITIES

NEW ORLEANS CASINO

    JCC Holding Company and its subsidiary, Jazz Casino Company, LLC (collectively, "JCC"), own and operate a land-based casino in New Orleans, Louisiana (the "Casino"), in which the Company has an ownership interest and which is managed by a subsidiary of the Company. On January 4, 2001, JCC filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in order to allow restructuring of their obligations to the State of Louisiana and the City of New Orleans, long-term debt, bank credit facilities and trade and other obligations. JCC's plan of reorganization was approved by the bankruptcy court on March 19, 2001, and was effective on March 29, 2001.

                          HARRAH'S ENTERTAINMENT, INC.

                                 MARCH 31, 2001

                                  (UNAUDITED)

NOTE 6--COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)
    Pursuant to the reorganization plan, the Company is guaranteeing an annual payment obligation of JCC owed to the State of Louisiana of $50 million in the first year and $60 million for three subsequent years. We receive a fee for providing this guarantee. Also pursuant to the reorganization plan, we received 49% of the new common stock of JCC. We also hold approximately $51 million of the new debt of JCC and are providing a $35 million revolving credit facility to JCC at market terms. A subsidiary of the Company continues to manage the Casino pursuant to an amended management agreement, which, among other things,
(i) changed the base management fee to an incentive management fee based on earnings of the business before interest expense, income taxes, depreciation, amortization and management fees, (ii) requires the Company to provide certain administrative services to JCC as part of its management fee without any reimbursement from JCC and (iii) provides for termination of management services if minimum performance thresholds are not met.

    Due to the filing of bankruptcy by JCC, in fourth quarter 2000, we recorded reserves of $220 million for receivables not expected to be recovered in JCC's reorganization plan. In first quarter 2001, an additional $2.3 million was recorded to reserve for additional advances made to JCC during first quarter 2001 and to adjust the reserves for modifications to the approved reorganization plan.

NATIONAL AIRLINES, INC.

    We have an approximate 48% ownership interest in National Airlines, Inc. ("NAI"), which filed a voluntary petition for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code in December 2000. We have provided
$17.4 million in loans to NAI and funded letters of credit on their behalf of $8.6 million. In addition, we are exposed to up to $16 million of liability under other letters of credit which expire June 30, 2001. We have an agreement with another investor of NAI whereby that investor is obligated to reimburse us for approximately 56% of amounts that we pay in response to demands on the letters of credit. On April 23, 2001, a subsidiary of the Company filed a lawsuit against the other investor for breach of contract due to the investor's failure to reimburse the Company for his share of drafts we have paid against the letters of credit.

    In fourth quarter 2000, we recorded write-offs and reserves totaling
$39.4 million for our investment in and loans to NAI and our estimated net exposure under the letters of credit. If we are required to fund under the remaining letters of credit and we are unsuccessful in collecting from the other investor, we would record additional losses of up to $16 million for NAI.

CONTRACTUAL COMMITMENTS

    We continue to pursue additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties, guarantees by the Company of third party debt and development completion guarantees. Excluding guarantees and commitments for the New Orleans casino discussed above, as of March 31, 2001, we had guaranteed third party loans and leases of $52.3 million, which are secured by certain assets, and had commitments of $449.5 million for construction-related and other obligations.

    The agreements under which we manage casinos on Indian lands contain provisions required by law which provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled payments of borrowings for development costs. In the event that insufficient cash flow

                          HARRAH'S ENTERTAINMENT, INC.

                                 MARCH 31, 2001

                                  (UNAUDITED)

NOTE 6--COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED) is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. As of March 31, 2001, the aggregate monthly commitment pursuant to these contracts, which extend for periods of up to 45 months from March 31, 2001, was $1.1 million.

    Effective March 1, 2001, we entered into a fixed price agreement with a third party to stabilize our cost of natural gas. The agreement is for a 24-month term and fixes the commodity portion of our natural gas cost at $5.09 per decatherm. At March 31, 2001, the fair value of this contract was estimated to be a $0.5 million loss. This unrealized loss from this effective cash flow hedge is recorded as a component of comprehensive income.

SEVERANCE AGREEMENTS

    As of March 31, 2001, we have severance agreements with 35 of our senior executives, which provide for payments to the executives in the event of their termination after a change in control, as defined. These agreements provide, among other things, for a compensation payment of 1.5 to 3.0 times the executive's average annual compensation, as defined, as well as for accelerated payment or accelerated vesting of any compensation or awards payable to the executive under any of our incentive plans. The estimated amount, computed as of March 31, 2001, that would be payable under the agreements to these executives based on earnings and stock options aggregated approximately $95.6 million.

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

SELF-INSURANCE

    We are self-insured for various levels of general liability, workers' compensation and employee medical coverage. We also have stop-loss coverage to protect against unexpected claims. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of the financial position and operating results of Harrah's Entertainment, Inc. (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as "Harrah's Entertainment", "Company", "we", "our" and "us") for first quarter 2001 and 2000, updates, and should be read in conjunction with, Management's Discussion and Analysis of Financial Position and Results of Operations presented in our 2000 Annual Report.

AGREEMENT TO ACQUIRE HARVEYS

    On April 24, 2001, we announced that we have reached an agreement to acquire Harveys Casino Resorts ("Harveys") for $625 million, including our assumption of Harveys' outstanding debt. We will also assume a $50 million off-balance-sheet liability. We expect to finance the acquisition, including refinancing of Harveys existing debt, through issuance of public debt or bank credit facilities. The purchase includes the Harveys Resort & Casino in Lake Tahoe, Nevada, the Harveys Casino Hotel and the Bluffs Run Casino, both in Council Bluffs, Iowa, and the Harveys Wagon Wheel Hotel/Casino in Central City, Colorado. The addition of the Harveys properties will expand our geographic distribution to 25 casinos in 12 states, increase our nationwide casino square footage by almost 15% and add 1,109 hotel rooms, 149 table games and 5,768 slot machines to serve the Company's customers. The transaction will introduce Harrah's and our Total Rewards customer-loyalty program to 1.7 million potential new customers within 150 miles of Council Bluffs and strengthen our relationships with customers throughout the Nevada-Northern California gaming market. The acquisition is subject to receipt of regulatory approvals.

JCC HOLDING COMPANY

    JCC Holding Company and its subsidiary, Jazz Casino Company, LLC (collectively, "JCC"), own and operate a land-based casino in New Orleans, Louisiana (the "Casino"), in which the Company has an ownership interest and which is managed by a subsidiary of the Company. On January 4, 2001, JCC filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in order to allow restructuring of their obligations to the State of Louisiana and the City of New Orleans, long-term debt, bank credit facilities and trade and other obligations. JCC's plan of reorganization was approved by the bankruptcy court on March 19, 2001, and was effective on March 29, 2001.

    Pursuant to the reorganization plan, the Company is guaranteeing an annual payment obligation of JCC owed to the State of Louisiana of $50 million in the first year and $60 million for three subsequent years. We receive a fee for providing this guarantee. Also pursuant to the reorganization plan, we received 49% of the new common stock of JCC. We also hold approximately $51 million of the new debt of JCC and are providing a $35 million revolving credit facility to JCC at market terms. A subsidiary of the Company continues to manage the Casino pursuant to an amended management agreement, which, among other things,
(i) changed the base management fee to an incentive management fee based on earnings of the business before interest expense, income taxes, depreciation, amortization and management fees, (ii) requires the Company to provide certain administrative services to JCC as part of its management fee without any reimbursement from JCC and (iii) provides for termination of management services if minimum performance thresholds are not met.

    Due to the filing of bankruptcy by JCC, in fourth quarter 2000 we recorded reserves of $220 million for receivables not expected to be recovered in JCC's reorganization plan. In first quarter 2001, an additional $2.3 million was recorded to reserve for additional advances made to JCC during first quarter 2001 and to adjust the reserves for modifications to the approved reorganization plan.

OPERATING RESULTS AND DEVELOPMENT PLANS

OVERALL

                                                       FIRST QUARTER      PERCENTAGE
                                                    -------------------   INCREASE/
                                                      2001       2000     (DECREASE)
(IN MILLIONS, EXCEPT EARNINGS PER SHARE)            --------   --------   ----------
Casino revenues...................................   $747.9     $633.8    18.0   %
Total revenues....................................    899.5      780.3    15.3   %
Operating profit..................................    165.0      141.2    16.9   %
Income from operations............................    144.5      100.1    44.4   %
Income before extraordinary items.................     44.2       30.7    44.0   %
Net income........................................     44.1       30.7    43.6   %
Earnings per share-diluted........................     0.38       0.25    52.0   %
Operating margin..................................     16.1%      12.8%   3.3    pts

    First quarter 2001 revenues increased 15.3% over first quarter 2000, and net income increased 43.6% from the same period last year. Record revenues in first quarter 2001 were driven primarily by the March 22, 2000, acquisition of Players International, Inc. ("Players"). The increase in net income also reflects the full quarter results of Players in 2001 compared to ten days in first quarter 2000, as well as improved results at the Rio Hotel & Casino ("Rio") in Las Vegas, Nevada, which experienced exceptionally low table hold in 2000. Net income for first quarter 2000 was also adversely affected by our pro rata share of operating losses of JCC and National Airlines, Inc. ("NAI") (see Other Factors Affecting Net Income).

    Although the Players acquisition was the primary reason for the increase in our first quarter revenues in 2001 over 2000, gaming revenues at our other owned properties continued to grow, reaffirming the success of our strategy to grow same store sales through customer loyalty programs. The following table compares first quarter 2001 gaming revenues to first quarter 2000 gaming revenues for our company-owned properties, including those acquired over the past three years.

                                                       FIRST QUARTER      PERCENTAGE
                                                    -------------------   INCREASE/
                                                      2001       2000     (DECREASE)
(IN MILLIONS)                                       --------   --------   ----------
Casino revenues
  Harrah's........................................   $444.1     $428.9        3.5%
  Showboat acquisition............................    145.3      143.7        1.1%
  Rio acquisition.................................     58.4       50.9       14.7%
  Players acquisition.............................    100.1       10.3        N/M
                                                     ------     ------
    Total.........................................   $747.9     $633.8       18.0%
                                                     ======     ======

WESTERN REGION

                                                       FIRST QUARTER      PERCENTAGE
                                                    -------------------   INCREASE/
                                                      2001       2000     (DECREASE)
(IN MILLIONS)                                       --------   --------   ----------
Casino revenues...................................   $182.7     $171.9         6.3%
Total revenues....................................    285.5      272.0         5.0%
Operating profit..................................     36.3       23.7        53.2%
Operating margin..................................     12.7%       8.7%        4.0pts

    Increases in Western Region first quarter 2001 revenues and operating profit from the same period last year were primarily due to improved performance at the Rio and record revenues and operating profit at our Harrah's brand properties in southern Nevada. Rio's first quarter 2001 revenues were 6.7% above first quarter 2000 when that property experienced a well-below-average table games hold percentage. In addition to improved revenue, operating margin at the Rio improved due to successful cost management. Rio's operating margin in first quarter 2000 was affected by marketing and promotional costs incurred by the property in an effort to maintain its competitive position in the market following the opening of several competitors. First quarter revenues at our southern Nevada Harrah's properties increased 10.2%, operating profit increased 24.5% and operating margin increased 2.5 points over the same period last year. Our northern Nevada properties reported a decline in revenue from first quarter last year of 5.1%, and operating profit was 74.4% lower than in the same quarter last year. The declines are due to lower than normal business volumes in northern Nevada and casino renovations at our properties there.

EASTERN REGION

                                                       FIRST QUARTER      PERCENTAGE
                                                    -------------------   INCREASE/
                                                      2001       2000     (DECREASE)
(IN MILLIONS)                                       --------   --------   ----------
Casino revenues...................................   $170.9     $174.3       (2.0)%
Total revenues....................................    181.0      185.4       (2.4)%
Operating profit..................................     37.3       38.1       (2.1)%
Operating margin..................................     20.6%      20.6%        --

    Harrah's Atlantic City reported record revenues in first quarter, a 0.2% increase over their first quarter record set last year. Operating profit increased 6.7% over the same period last year. At Showboat Atlantic City revenues were 5.3% lower than in first quarter last year and operating profit decreased 20.6% from the same period last year. The Showboat property, which is more reliant on bus customers, was impacted by poor weather during first quarter 2001 and also experienced construction disruptions related to reconfiguration of the casino floor. The reconfiguration of Showboat's casino floor is expected to be completed in the second quarter of 2001. Our tiered Total Rewards customer-loyalty program was recently implemented at the Showboat and is expected to result in increased play as well as build guest loyalty.

    Construction is underway on a 450-room expansion at Harrah's Atlantic City, which will increase the hotel's capacity to more than 1,600 rooms. The expansion is expected to cost approximately $113 million, $20.1 million of which has been spent at March 31, 2001. The expansion is scheduled to be completed in first quarter 2002.

CENTRAL REGION

                                                       FIRST QUARTER      PERCENTAGE
                                                    -------------------   INCREASE/
                                                      2001       2000     (DECREASE)
(IN MILLIONS)                                       --------   --------   ----------
Casino revenues...................................   $394.2     $287.6        37.1%
Total revenues....................................    415.0      301.5        37.6%
Operating profit..................................     88.3       68.9        28.2%
Operating margin..................................     21.3%      22.9%       (1.6)pts

    CHICAGOLAND/ILLINOIS--Revenues increased 3.2% at Harrah's Joliet compared to first quarter 2001, while operating profit declined slightly (1.7%) compared to the same period last year. Construction is underway at this property on the new casino barges that will replace the riverboats we operate later in 2001. Because the two riverboats will be removed from service, depreciation has been accelerated by $2.4 million each quarter to reflect the current estimates of the riverboats' useful lives and salvage values. Harrah's East Chicago reported record first quarter revenues, an increase of 8.0% over first quarter 2000, and operating profit increased 12.0%. We believe that these results reflect the continued success of the Company's loyalty strategy in East Chicago. Construction is underway at the East Chicago property on a 292-room hotel, which is anticipated to be completed near year-end 2001. The project is expected to cost approximately $47.0 million, $9.5 million of which had been spent through March 31, 2001. Players Metropolis contributed $30.5 million in revenues and $7.6 million in operating income in first quarter 2001. Contributions in first quarter last year from Metropolis were minimal due to our acquisition of Players in late first quarter of 2000.

    LOUISIANA--Harrah's Shreveport's revenues increased 12.0% over first quarter 2000, but operating profit declined due to increased promotional expenses and the costs of inefficiencies associated with the staggered opening of the new 514-room hotel and other amenities during first quarter 2000. The Lake Charles property, which was acquired in the Players acquisition in March 2000 and re-branded to the Harrah's brand in fourth quarter 2000, contributed
$44.7 million in revenue and $9.8 million in operating profit.

    MISSISSIPPI--Combined first quarter revenues at our Mississippi properties decreased 6.9% from first quarter 2000, and operating profit decreased 96.9%.

    MISSOURI--First quarter revenues at our Missouri properties increased 41.3% and operating profit increased 43.5% over the same period in 2000. These increases are primarily attributable to our acquisition of Players and the integration of Players St. Louis and the Harrah's/Players jointly-owned shore-side facilities into our operations. Our St. Louis property reported first quarter revenues which were 72.1% higher than in first quarter last year. Operating profit at that property was 60.9% higher than in first quarter 2000. Harrah's North Kansas City increased revenues 15.0% and operating profit 27.1% over the same period last year due to effective marketing, cost management efforts and facilities enhancements at that property. Construction is scheduled to be completed in third quarter on the new casino space at North Kansas City. When the expansion is completed, the riverboat currently in use there will be relocated to another property.

MANAGED AND OTHER CASINOS

    Our managed and other results were lower than in first quarter 2000 because no management fees were recognized from Harrah's New Orleans in first quarter 2001 due to the bankruptcy filing by JCC. With the implementation of JCC's plan of reorganization, we expect to resume recognizing management fees from the New Orleans casino in second quarter, but at a reduced level from those reported in 2000. Management fees from Indian-owned casinos increased from first quarter last year due primarily to strong performance at the casino owned by the Eastern Band of Cherokee Indians

("Cherokee") in Cherokee, North Carolina. Construction has begun on a 252-room hotel and conference center at the Cherokee property and is slated for completion in first quarter 2002.

    During first quarter 2001, a temporary casino managed by the Rincon San Luiseno Band of Mission Indians in Southern California began operations near the site where a permanent casino, which we will manage, is scheduled to open in the second quarter of 2002. We are providing $29.2 million to finance the temporary casino, part of which will be transferable to the permanent facility. The remaining cost of the permanent facility is expected to be funded by a third party loan that we expect to guarantee.

    See Debt and Liquidity for further discussion of Harrah's guarantees of debt related to Indian projects.

OTHER FACTORS AFFECTING NET INCOME

                                                               FIRST QUARTER      PERCENTAGE
                                                            -------------------   INCREASE/
                                                              2001       2000     (DECREASE)
(IN MILLIONS)                                               --------   --------   ----------
(Income)/expense
Development costs.........................................   $  1.8     $  2.2       (18.2)%
Project opening costs.....................................      2.2        0.3         N/M
Corporate expense.........................................     13.8       11.0        25.5%
Headquarters relocation expense...........................       --        1.8         N/M
Equity in (income) losses of nonconsolidated affiliates...     (0.4)      23.7         N/M
Write-downs, reserves and recoveries......................      2.1         --         N/M
Venture restructuring costs...............................      1.5         --         N/M
Amortization of goodwill and trademarks...................      5.6        4.5        24.4%
Interest expense, net.....................................     64.2       50.5        27.1%
Other expense (income)....................................      6.5       (3.6)        N/M
Effective tax rate........................................     36.1%      35.0%        1.1pts
Minority interests........................................   $  3.2     $  3.9       (17.9)%
Extraordinary losses, net of income taxes.................      0.1         --         N/M

    Development costs for first quarter 2001 decreased from the same period last year. However, development activities were limited in both periods due to the limited number of new markets opening for development.

    Corporate expense increased 25.5% in first quarter 2001 from the prior year level due to timing of certain expenses and increases in other costs associated with the growth and positioning of our Company.

    Equity in losses of nonconsolidated affiliates for first quarter 2000 included our share of losses from Harrah's New Orleans and National
Airlines, Inc. ("NAI"). As a result of the charges we recorded in fourth quarter 2000 following the voluntary bankruptcy petitions for reorganization relief filed by each of these entities, our first quarter 2001 results do not include any equity pick-up for either Harrah's New Orleans or NAI. With the implementation of JCC's reorganization plan, we will resume recording our share of JCC's results in second quarter, however, our ownership interest has increased to 49% compared to approximately 42% last year. First quarter 2000 Equity in losses of nonconsolidated affiliates also included our pro rata share of the losses from the St. Louis shore-side facilities through the date of the Players acquisition.

    Write-downs, reserves and recoveries in first quarter 2001 reflect a true-up to reserves recorded in fourth quarter 2000 in connection with the approval of JCC's reorganization plan. Venture restructuring costs represent fees to bankers and other consultants to represent our interest in JCC's plan of reorganization.

    Amortization of goodwill and trademarks increased from the same period last year due to the acquisition of Players in late first quarter 2000.

    Interest expense increased in first quarter 2001 from 2000 due to the higher level of debt associated with the acquisition of Players, funding provided to JCC and the Company's stock repurchase program.

    Other expense (income) decreased in first quarter 2001 due primarily to lower net investment results for Company-owned life insurance policies.

    The effective tax rates for both periods are higher than the federal statutory rate due primarily to state income taxes and that portion of our goodwill amortization that is not deductible for tax purposes.

    Minority interests reflects joint venture partner's share of income which decreased in 2001 from the prior year as a result of lower earnings from those ventures due primarily to the accelerated depreciation on the riverboats that are to be removed from service.

    The extraordinary losses reported in 2001 were due to the early extinguishment of debt and the write-off of related unamortized deferred finance charges. (See Debt and Liquidity--Extinguishment of Debt.)

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

    Our planned development projects, if they go forward, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. Cash needed to finance projects currently under development as well as additional projects pursued is expected to be made available from operating cash flows, bank borrowings (see Debt and Liquidity), joint venture partners, specific project financing, guarantees of third party debt and, if necessary, additional debt and/or equity offerings. Our capital spending for the first three months of 2001 totaled approximately
$167.3 million. Estimated total capital expenditures for 2001, excluding the acquisition of Harveys, are expected to be between $450 million and $525 million.

DEBT AND LIQUIDITY

BANK FACILITY

    The Company has revolving credit and letter of credit facilities (the "Bank Facility"), which provide us with borrowing capacity of $1.9 billion. The Bank Facility consists of a five-year $1.525 billion revolving credit and letter of credit facility maturing in 2004 and a separate $375 million revolving credit facility, which is renewable annually at the borrower's and lenders' options. On April 26, 2001, we renewed the 364-day facility and reduced the available borrowing capacity of that facility from $375 million to $328 million. Currently, the Bank Facility bears interest based upon 87.5 basis points over LIBOR for current borrowings under the five-year facility and 92.5 basis points over LIBOR for the 364-day facility. In addition, there is a facility fee for borrowed and unborrowed amounts which is currently 20 basis points on the five-year facility and 15 basis points on the 364-day facility. The interest rate and facility fee are based on our current debt ratings and leverage ratio and may change as our debt ratings and leverage ratio change. As of March 31, 2001, $1.15 billion in borrowings were outstanding under the Bank Facility with an additional $36 million committed to back letters of credit and $68 million committed to back Commercial Paper borrowings. After consideration of these borrowings and the impact of the reduced capacity available to us under the 364-day facility, $599 million of additional borrowing capacity was available to the Company as of March 31, 2001.

ISSUANCE OF NEW DEBT

    In January 2001, Harrah's Operating Company, Inc. ("HOC"), a wholly-owned subsidiary of the Company, completed a private placement of $500.0 million principal amount 8% Senior Notes due 2011 (the "8% Notes"). The 8% Notes are unsecured and contain certain covenants that limit our ability to enter into certain sale and lease-back transactions, incur liens on our assets to secure debt, merge or consolidate with another company and transfer or sell substantially all of our assets. Proceeds from the 8% Notes were used to pay off a $150 million credit agreement scheduled to mature in June 2001 and to reduce indebtedness under our Bank Facility. On April 17, 2001, the Company commenced an exchange offer whereby the private placement notes would be exchanged for public notes. We expect to complete this exchange offer in second quarter 2001.

SHORT-TERM BORROWINGS

    In a program designed for short-term borrowings at lower interest rates than the rates paid under our Bank Facility, we have uncommitted line of credit agreements with two lenders whereby we can borrow up to $50 million for periods of ninety days or less. At March 31, 2001, we had borrowed $27 million under these agreements. These agreements have no impact on, and do not decrease our borrowing capacity under, our Bank Facility.

EQUITY REPURCHASE PROGRAM

    In April 2000, our Board of Directors approved a plan whereby we can purchase up to 12.5 million shares of the Company's stock in the open market. These repurchases are funded through available cash and borrowings from our Bank Facility. No repurchases were made during first quarter 2001, and 4.5 million additional shares may be repurchased under the plan, which expires December 31, 2001.

GUARANTEES OF THIRD PARTY DEBT AND OTHER COMMITMENTS

    Pursuant to JCC's plan of reorganization, which was approved by the bankruptcy court on March 19, 2001, and was effective on March 29, 2001, the Company guarantees an annual payment obligation of JCC owned to the State of Louisiana of $50 million in the first year and $60 million for three subsequent years. Also pursuant to the reorganization plan, we hold approximately
$51 million of the new debt of JCC and are providing a $35 million revolving credit facility to JCC.

    The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law, which provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled payments of borrowings for development costs. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment pursuant to the contracts for the three Indian-owned facilities now open, which extend for periods of up to 45 months from March 31, 2001, is $1.1 million.

    We may guarantee all or part of the debt incurred by Indian tribes with which we have entered a management contract to fund development of casinos on the Indian lands. For all existing guarantees of Indian debt, we have obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, the value of such property would satisfy our obligations in the event these guarantees were enforced. Additionally, we have received limited waivers from the Indian tribes of their sovereign immunity to allow us to pursue our rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken. The aggregate outstanding balance of such debt as of March 31, 2001, was $49.2 million.

    We have an approximate 48% ownership interest in NAI, which filed a voluntary petition for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code in December 2000. We have provided $17.4 million in loans to NAI and funded letters of credit on their behalf of $8.6 million. In addition, we are exposed to up to $16 million of liability under other letters of credit which expire on June 30, 2001. We have an agreement with another investor of NAI whereby that investor is obligated to reimburse us for approximately 56% of amounts that we pay in response to demands on the letters of credit. On April 23, 2001, a subsidiary of the Company filed a lawsuit against the other investor for breach of contract due to the investor's failure to reimburse the Company for his share of drafts we have paid against the letters of credit.

    In fourth quarter 2000, we recorded write-offs and reserves totaling
$39.4 million for our investment in and loans to NAI and our estimated net exposure under the letters of credit. If we are required to fund under the remaining letters of credit and we are unsuccessful in collecting from the other investor, we would record additional losses of up to $16 million for NAI.

    Due to the rising cost of natural gas, particularly at our Nevada properties, we entered into a fixed price agreement with a third party effective March 1, 2001, to stabilize our cost of this resource. The agreement is for a 24-month term and fixes the commodity portion of our natural gas cost at $5.09 per decatherm. Our evaluation of the terms of this derivative contract applying the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," concluded that it is an effective cash flow hedge. This results in any unrealized gain or loss from this derivative instrument being recorded as a component of comprehensive income (e.g. a component of stockholders' equity on the balance sheet) and not recorded in current income until realized. At March 31, 2001, the fair value of this contract was estimated to be a $0.5 million loss.

EFFECTS OF CURRENT ECONOMIC AND POLITICAL CONDITIONS

COMPETITIVE PRESSURES

    Due to the limited number of new markets opening for development, many casino operators are reinvesting in existing markets in an effort to attract new customers, thereby increasing competition in those markets. Our properties in the long-established gaming markets of Nevada and New Jersey have generally been less affected by the changing competitive conditions. With the exception of the additional supply in recent years in Las Vegas, the amount of supply change within these markets has represented a smaller percentage change than that experienced in some newer markets. In newer markets, the additions to supply had a more noticeable impact, due to the fact that competition was limited in the early stages of many of these markets. As companies have completed expansion projects, supply has typically grown at a faster pace than demand in some markets and competition has increased significantly. Furthermore, several operators, including Harrah's, have announced plans for additional developments or expansions in some markets. In the Las Vegas market, five new "mega" facilities have opened since October 1998. The impact that the additional supply will have on our operations cannot be determined at this time.

    Although the short-term effect of these competitive developments on the Company has typically been negative, we are not able to determine the long-term impact, whether favorable or unfavorable, that these trends and events will have on current or future markets. We believe that the geographic diversity of our operations; our focus on multi-market customer relationships; our service training, measurements and rewards programs; and our continuing efforts to establish our brands as premier brands upon which we have built strong customer loyalty have well-positioned us to face the challenges present within our industry. We utilize the unique capabilities of WINet, a sophisticated nationwide customer database, and our Total Rewards, a nationwide reward and recognition card that provides our customers with a simpler understanding of exactly how to earn cash, comps and other benefits they want, to reward customers for choosing Harrah's Entertainment casinos. We believe both these marketing tools provide us with competitive advantages, particularly with players who visit more than one market. All of our properties are integrated into WINet and, with the exception of Players Metropolis, into Total Rewards. Players Metropolis is expected to be integrated into Total Rewards during the second half of 2001.

INDUSTRY CONSOLIDATION

    As evidenced by the number of recent public announcements by casino entertainment companies of plans to acquire or be acquired by other companies, including our recently announced agreement to acquire Harveys and our completed acquisitions of Showboat and Players and our merger with Rio, consolidation in the gaming industry continues. We believe we are well-positioned to, and may from time to time, pursue additional strategic acquisitions.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    During first quarter 2001, the Emerging Issues Task Force reached a concensus on the portion of Issue 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future", which addresses the income statement classification of the value of the points redeemable for cash awarded under point programs like our Total Rewards program. Per the consensus, which for our Company was effective retroactively to January 1, 2001, with prior year restatement also required, the cost of these programs should be reported as a contra-revenue, rather than as an expense. Debate on a number of other facets of Issue 00-22 continues.

    We have historically reported the costs of such points as an expense, so we reclassified these costs to be contra-revenues in our first quarter income statement to comply with the consensus. The amount of expense reclassified for first quarter 2001 and first quarter 2000 was $2.3 million and $3.4 million, respectively.

PRIVATE SECURITIES LITIGATION REFORM ACT

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission ("SEC") (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking. These forward-looking statements generally can be identified by phrases such as the Company "believes," "expects," "anticipates," "foresees," "estimates," "intends," "plans," "seeks," or other words or phrases of similar import. These include statements relating to the following activities, among others: (A) operations and expansions of existing properties, including future performance, anticipated scope and opening dates of expansions; (B) planned development of casinos and hotels that would be owned or managed by the Company and the pursuit of strategic acquisitions;
(C) planned capital expenditures for 2001 and beyond; (D) the impact of the WINet and Total Rewards Programs; and (E) any future impact of the Rincon development or the planned acquisition of Harveys. Similarly, such statements herein that describe, generally or specifically, the Company's business strategy, outlook objectives, plans, intentions or goals are also forward-looking statements. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. These include, but are not limited to, the following factors as well as other factors described from time to time in the Company's reports filed with the SEC: construction factors, including zoning issues, environmental restrictions, soil conditions, weather and other hazards, site access matters and building permit issues; access to available and feasible financing; regulatory, licensing and other government approvals, third party consents and approvals, and relations with partners, owners and other third parties; conditions of credit markets and other business and economic conditions, including international and national economic problems; litigation, judicial actions and political uncertainties, including gaming legislative action, referenda, and taxation; abnormal gaming holds; and the effects of competition including locations of competitors and operating and marketing competition. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made, and are qualified in their entirety by this and other cautionary statements herein and in our filings with the SEC.

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

    We hold investments in various available-for-sale securities, however, our exposure to price risk arising from the ownership of these investments is not material to our consolidated financial position, results of operations or cash flows.

    We have entered into a fixed price agreement with a third party to stabilize our cost of natural gas. The agreement is for a 24-month term and fixes the commodity portion of our natural gas cost. Any unrealized gain or loss from this effective cash flow hedge is recorded as a component of comprehensive income. The estimated fair value of the contract as of March 31, 2001, was an unrealized loss of 0.5 million.

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    *EX-10.1             Executive Supplemental Savings Plan dated February 21, 2001.

    *EX-10.2             Amendment dated as of February 21, 2001 to the Harrah's
                         Entertainment, Inc. Executive Deferred Compensation Plan.

    *EX-10.3             Amendment dated as of February 21, 2001 to the Harrah's
                         Entertainment, Inc. Deferred Compensation Plan.

    *EX-10.4             Amendment to Employment Agreement, dated February 21, 2001, between Harrah's Operating Company, Inc. and Gary W.
                         Loveman.

    *EX-10.5             Form of Four Year Unconditional Minimum Payment Guaranty
                         Agreement for Four Fiscal Year Period Beginning April 1,
                         2001 and Ending March 31, 2005, entered into as of March 31, 2001 by the Company in favor of the State of Louisiana.

    *EX-11               Computation of per share earnings.

------------------------

*   Filed herewith.

(b) The following reports on Form 8-K were filed by the Company during first quarter 2001.

    (i) Form 8-K filed January 2, 2001, announcing that the Company would not renew its guarantee of the $100 million annual payment obligation of JCC owed to the State of Louisiana.

    (ii) Form 8-K filed January 4, 2001, announcing that JCC Holding Company had filed a voluntary petition for reorganization relief under Chapter 11 in the Bankruptcy Court for the Eastern District of Louisiana.

    (iii) Form 8-K filed January 16, 2001, announcing that the Board of Directors had approved the Company's participation in the proposed bankruptcy reorganization plan filed by JCC Holding Company, owner of the Harrah's New Orleans Casino.

    (iv) Form 8-K filed January 19, 2001, announcing anticipated fourth-quarter loss.

    (v) Form 8-K filed January 29, 2001, announcing the completion of the sale of $500 million of the Company's 8.0 percent Senior Notes due 2011.

    (vi) Form 8-K filed February 7, 2001, regarding the Company's 2000 fourth-quarter and full-year results.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       HARRAH'S ENTERTAINMENT, INC.

May 11, 2001                                           By:             /s/ JUDY T. WORMSER
                                                            -----------------------------------------
                                                                         Judy T. Wormser
                                                                  Vice President and Controller
                                                                    (Chief Accounting Officer)

                                 EXHIBIT INDEX

                                                                                SEQUENTIAL
EXHIBIT NO.                               DESCRIPTION                            PAGE NO.
-----------                               -----------                           ----------
EX-10.1           Executive Supplemental Savings Plan dated February 21,
                  2001........................................................

EX-10.2           Amendment dated as of February 21, 2001 to the Harrah's
                  Entertainment, Inc. Executive Deferred Compensation Plan....

EX-10.3           Amendment dated as of February 21, 2001 to the Harrah's
                  Entertainment, Inc. Deferred Compensation Plan..............

EX-10.4           Amendment to Employment Agreement, dated February 21, 2001, between Harrah's Operating Company, Inc. and Gary W.
                  Loveman.....................................................

EX-10.5           Form of Four Year Unconditional Minimum Payment Guaranty
                  Agreement for Four Fiscal Year Period Beginning April 1,
                  2001 and Ending March 31, 2005, entered into as of
                  March 31, 2001 by the Company in favor of the State of
                  Louisiana...................................................

EX-11             Computation of per share earnings...........................