Form 10-Q
period 2001-06-30
HARRAHS ENTERTAINMENT INC
filed 2001-08-13
CIK 858339

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                          COMMISSION FILE NO. 1-10410

                            ------------------------

                          HARRAH'S ENTERTAINMENT, INC.

             (Exact name of registrant as specified in its charter)

        DELAWARE                           62-1411755
(State of incorporation)        (IRS Employer Identification No.)

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

                                Yes /X/  No / /

    At June 30, 2001, there were outstanding 118,776,500 shares of the Company's Common Stock.

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

                          HARRAH'S ENTERTAINMENT, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                               JUNE 30,      DEC. 31,
                                                                 2001          2000
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                          -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   267,110   $   299,202
  Receivables, less allowance for doubtful accounts of
    $45,090 and $49,357.....................................      130,833       122,050
  Deferred income taxes.....................................       35,153        35,126
  Prepayments and other.....................................       59,806       104,239
  Inventories...............................................       23,443        22,816
                                                              -----------   -----------
    Total current assets....................................      516,345       583,433
                                                              -----------   -----------
Land, buildings, riverboats and equipment...................    4,775,376     4,581,253
Less: accumulated depreciation..............................   (1,171,617)   (1,084,884)
                                                              -----------   -----------
                                                                3,603,759     3,496,369
Goodwill, net of amortization of $82,224 and $72,465 (Note
  2)........................................................      697,767       685,393
Investments in and advances to nonconsolidated affiliates...       80,904        86,681
Deferred costs, trademarks and other........................      308,774       314,209
                                                              -----------   -----------
                                                              $ 5,207,549   $ 5,166,085
                                                              ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    75,258   $    89,051
  Accrued expenses..........................................      350,930       343,524
  Short-term debt...........................................       47,000       215,000
  Current portion of long-term debt.........................        3,863       130,928
                                                              -----------   -----------
    Total current liabilities...............................      477,051       778,503
Long-term debt..............................................    3,001,955     2,835,846
Deferred credits and other..................................      174,320       177,654
Deferred income taxes.......................................      104,942        85,650
                                                              -----------   -----------
                                                                3,758,268     3,877,653
                                                              -----------   -----------
Minority interests..........................................       18,586        18,714
                                                              -----------   -----------
Commitments and contingencies (Notes 2, 4, 6 and 7)

Stockholders' equity (Note 3)
  Common stock, $0.10 par value, authorized--360,000,000
    shares, outstanding--118,776,500 and 115,952,394 shares
    (net of 22,158,030 and 22,030,805 shares held in
    treasury)...............................................       11,878        11,595
  Capital surplus...........................................    1,138,503     1,075,313
  Retained earnings.........................................      316,195       224,251
  Accumulated other comprehensive income (loss).............       (1,705)       (1,036)
  Deferred compensation related to restricted stock.........      (34,176)      (40,405)
                                                              -----------   -----------
                                                                1,430,695     1,269,718
                                                              -----------   -----------
                                                              $ 5,207,549   $ 5,166,085
                                                              ===========   ===========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                   SECOND QUARTER ENDED       SIX MONTHS ENDED
                                                   ---------------------   -----------------------
                                                   JUNE 30,    JUNE 30,     JUNE 30,     JUNE 30,
                                                     2001        2000         2001         2000
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)           ---------   ---------   ----------   ----------
Revenues:
  Casino.........................................  $753,755    $721,057    $1,501,686   $1,354,814
  Food and beverage..............................   127,790     120,877       251,233      231,145
  Rooms..........................................    76,461      68,824       147,469      133,018
  Management fees................................    15,442      16,269        31,122       33,490
  Other..........................................    35,851      37,557        68,649       71,118
  Less: casino promotional allowances............   (95,255)    (88,411)     (186,582)    (167,152)
                                                   --------    --------    ----------   ----------
      Total revenues.............................   914,044     876,173     1,813,577    1,656,433
                                                   --------    --------    ----------   ----------
Operating expenses:
  Direct
    Casino.......................................   395,556     374,187       779,599      705,266
    Food and beverage............................    58,230      59,157       113,152      113,029
    Rooms........................................    18,850      17,631        36,516       34,306
  Depreciation and amortization..................    68,331      61,934       134,460      112,505
  Write-downs, reserves and recoveries:
    Reserves for New Orleans casino..............         -           -         2,322            -
    Other........................................     1,163         627           931          640
  Project opening costs..........................     2,108       1,452         4,267        1,744
  Corporate expense..............................    13,632      14,572        27,408       25,593
  Headquarters relocation and reorganization
    costs........................................         -         917             -        2,713
  Equity in losses of nonconsolidated
    affiliates...................................       849      10,600           423       34,296
  Venture restructuring costs....................     1,232           -         2,732            -
  Amortization of goodwill and trademarks........     5,697       5,337        11,299        9,874
  Other..........................................   206,664     193,421       414,210      380,029
                                                   --------    --------    ----------   ----------
      Total operating expenses...................   772,312     739,835     1,527,319    1,419,995
                                                   --------    --------    ----------   ----------
Income from operations...........................   141,732     136,338       286,258      236,438
Interest expense, net of interest capitalized....   (63,189)    (58,126)     (127,415)    (108,585)
Loss on equity interests in subsidiaries, net....    (5,410)          -        (5,040)           -
Other income (expense), including interest
  income.........................................     6,173       1,178          (305)       4,794
                                                   --------    --------    ----------   ----------
Income before income taxes and minority
  interests......................................    79,306      79,390       153,498      132,647
Provision for income taxes.......................   (29,026)    (28,632)      (55,837)     (47,278)
Minority interests...............................    (2,417)     (3,544)       (5,587)      (7,407)
                                                   --------    --------    ----------   ----------
Income before extraordinary losses...............    47,863      47,214        92,074       77,962
Extraordinary losses, net of income tax benefit
  of $388, $71 and $388..........................         -        (716)         (131)        (716)
                                                   --------    --------    ----------   ----------
Net income.......................................  $ 47,863    $ 46,498    $   91,943   $   77,246
                                                   ========    ========    ==========   ==========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (CONTINUED)
                                  (UNAUDITED)

                                                            SECOND QUARTER
                                                                 ENDED           SIX MONTHS ENDED
                                                          -------------------   -------------------
                                                          JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                                            2001       2000       2001       2000
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                  --------   --------   --------   --------
Earnings per share-basic
  Income before extraordinary losses....................  $  0.41    $  0.40    $  0.80    $  0.65
  Extraordinary losses, net.............................        -      (0.01)         -      (0.01)
                                                          -------    -------    -------    -------
    Net income..........................................  $  0.41    $  0.39    $  0.80    $  0.64
                                                          =======    =======    =======    =======
Earnings per share-diluted
  Income before extraordinary losses....................  $  0.40    $  0.40    $  0.78    $  0.65
  Extraordinary losses, net.............................        -      (0.01)         -      (0.01)
                                                          -------    -------    -------    -------
    Net income..........................................  $  0.40    $  0.39    $  0.78    $  0.64
                                                          =======    =======    =======    =======

Average common shares outstanding.......................  116,124    118,625    115,382    119,947
                                                          =======    =======    =======    =======

Average common and common equivalent shares
  outstanding...........................................  119,026    119,993    117,892    121,429
                                                          =======    =======    =======    =======

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                              ---------------------
                                                              JUNE 30,    JUNE 30,
                                                                2001        2000
(IN THOUSANDS)                                                ---------   ---------
Cash flows from operating activities:
  Net income................................................  $  91,943   $  77,246
  Adjustments to reconcile net income to cash flows from
    operating activities
    Extraordinary losses, before income taxes...............        202       1,104
    Depreciation and amortization...........................    158,977     130,448
    Write-downs, reserves and recoveries....................      3,253         625
    Other noncash items.....................................     38,257       5,768
    Minority interests' share of income.....................      5,587       7,407
    Equity in losses of nonconsolidated affiliates..........        423      34,296
    Realized loss from equity interests in nonconsolidated
      affiliates, net.......................................      5,040           -
    Net losses from asset sales.............................        900         303
    Net change in long-term accounts........................    (10,082)    (26,320)
    Net change in working capital accounts..................     18,570      25,269
                                                              ---------   ---------
      Cash flows provided by operating activities...........    313,070     256,146
                                                              ---------   ---------
Cash flows from investing activities:
  Land, buildings, riverboats and equipment additions.......   (254,611)   (191,762)
  Investments in and advances to nonconsolidated
    affiliates..............................................     (5,706)    (73,065)
  Proceeds from other asset sales...........................     13,435      69,977
  Proceeds from equity interests in subsidiaries............      1,883     131,475
  Increase (decrease) in construction payables..............        365      (1,252)
  Payment for purchases of acquisitions, net of cash
    acquired................................................          -    (256,333)
  Maturity of marketable equity securities for defeasance of
    debt....................................................          -      58,091
  Other.....................................................     (7,039)     (3,161)
                                                              ---------   ---------
      Cash flows used in investing activities...............   (251,673)   (266,030)
                                                              ---------   ---------

Cash flows from financing activities:
  Net (repayments) borrowings under long-term lending
    agreements, net of deferred financing cost of $510 and
    $1,486..................................................   (951,378)    246,514
  Net short-term (repayments) borrowings, net of deferred
    financing costs of $460 in 2000.........................    (18,000)    148,522
  Early extinguishments of debt.............................   (150,000)   (213,063)
  Premiums paid on early extinguishments of debt............          -      (1,104)
  Minority interests' distributions, net of contributions...     (5,713)     (5,096)
  Scheduled debt retirements................................     (1,852)     (1,438)
  Proceeds from issuance of 7.125% notes, net of discount
    and issue costs of $5,286...............................    494,714           -
  Proceeds from issuance of 8.0% notes, net of discount and
    issue costs of $9,486...................................    490,514           -
  Purchases of treasury stock...............................          -    (198,469)
  Proceeds from exercises of stock options..................     49,143      27,061
  Other.....................................................       (917)          -
                                                              ---------   ---------
      Cash flows (used in) provided by financing
        activities..........................................    (93,489)      2,927
                                                              ---------   ---------
Net decrease in cash and cash equivalents...................    (32,092)     (6,957)
Cash and cash equivalents, beginning of period..............    299,202     233,581
                                                              ---------   ---------
Cash and cash equivalents, end of period....................  $ 267,110   $ 226,624
                                                              =========   =========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                            SECOND QUARTER          SIX MONTHS
                                                                 ENDED                 ENDED
                                                          -------------------   -------------------
                                                          JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                                            2001       2000       2001       2000
(IN THOUSANDS)                                            --------   --------   --------   --------
Net income..............................................  $47,863    $46,498    $91,943    $77,246
                                                          -------    -------    -------    -------

Other comprehensive income:
  Unrealized gains on available-for-sale securities, net
    of tax provision of $189, $35, $755 and $143........      349         57      1,257        233
  Realization of gain on available-for-sale securities,
    net of tax provision of $123........................        -          -       (226)         -
  Unrealized loss on natural gas contract, net of tax
    benefit of $731 and $921............................   (1,350)         -     (1,700)         -
  Foreign currency translation adjustments, net of tax
    provision of $56....................................        -          -          -         90
  Realization of foreign currency adjustments, net of
    tax provision of $148...............................        -          -          -        191
                                                          -------    -------    -------    -------
      Other comprehensive (loss) income.................   (1,001)        57       (669)       514
                                                          -------    -------    -------    -------
Comprehensive income....................................  $46,862    $46,555    $91,274    $77,760
                                                          =======    =======    =======    =======

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 JUNE 30, 2001
                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION AND ORGANIZATION

    Harrah's Entertainment, Inc. ("Harrah's Entertainment", the "Company", "we", "our" or "us", and including our subsidiaries where the context requires) is a Delaware corporation. Our casino entertainment facilities, operating under the Harrah's, Rio, Showboat and Players brand names, include casino hotels in Reno, Lake Tahoe, Las Vegas and Laughlin, Nevada; two casino hotel properties in Atlantic City, New Jersey; and riverboat and dockside casinos in Joliet and Metropolis, Illinois; East Chicago, Indiana; Shreveport and Lake Charles, Louisiana; Tunica and Vicksburg, Mississippi; and North Kansas City and St. Louis, Missouri. We also manage the land-based casino in New Orleans, Louisiana, and casinos on Indian lands near Phoenix, Arizona; Cherokee, North Carolina; and Topeka, Kansas.

    We have reclassified certain amounts for prior years to conform with our presentation for 2001.

NOTE 2--ACQUISITIONS

HARVEYS CASINO RESORTS

    On July 31, 2001, we consummated our acquisition of Harveys Casino Resorts ("Harveys") for $625 million, including assumption of Harveys' outstanding debt, plus adjustments for changes in working capital of approximately $7 million. We also assumed a $50 million off-balance-sheet liability. We financed the acquisition and will refinance Harveys existing debt through our Bank Facility. The purchase included the Harveys Resort & Casino in Lake Tahoe, Nevada, the Harveys Casino Hotel and the Bluffs Run Casino, both in Council Bluffs, Iowa, and the Harveys Wagon Wheel Hotel/Casino in Central City, Colorado. The acquisition will be accounted for as a purchase and will be accounted for under the provisions of the newly issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". The purchase price will be allocated to the underlying assets and liabilities based on their estimated fair values at the date of acquisition. We will determine the estimated fair values based on independent appraisals, discounted cash flows, quoted market prices and estimates made by management. To the extent that the purchase price exceeds the fair value of the net identifiable assets acquired, such excess will be allocated to goodwill. Under the provisions of SFAS No. 142, goodwill arising from the acquisition will not be amortized.

PLAYERS INTERNATIONAL, INC.

    On March 22, 2000, we completed our acquisition of Players
International, Inc. ("Players"), paying a total of $266 million to purchase Players outstanding common stock ($8.50 per share) and assuming $150 million of Players 10 7/8% Senior Notes due 2005 (the "Players Notes"). Players operated a dockside riverboat casino on the Ohio River in Metropolis, Illinois; two cruising riverboat casinos in Lake Charles, Louisiana; two dockside riverboat casinos in Maryland Heights, Missouri, a suburb of St. Louis; and a horse racetrack in Paducah, Kentucky. Players and the Company jointly operated a landside hotel and entertainment facility at the Maryland Heights property. The operations of the Maryland Heights properties were consolidated with the adjacent Harrah's operations in second quarter 2000, and the Lake Charles facility was converted to the Harrah's brand in fourth quarter 2000.

    The Metropolis facility is expected to be converted to the Harrah's brand name after integration of our systems and technology, including Total Rewards, which we anticipate will occur in the second half of 2001.

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 2001
                                  (UNAUDITED)

NOTE 2--ACQUISITIONS (CONTINUED)
    The acquisition was funded by our Bank Facility and was accounted for as a purchase. The purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values at the date of acquisition. We determined the estimated fair values based on independent appraisals, discounted cash flows, quoted market prices and estimates made by management. To the extent that the purchase price exceeded the fair value of the net identifiable tangible assets acquired, such excess was allocated to goodwill and is being amortized over 40 years. We will adopt SFAS No. 142 as of January 1, 2002. Under the provisions of SFAS No. 142, the goodwill arising from our acquisition of Players, as well as the goodwill related to prior acquisitions, will be assessed for any impairment by applying a fair-value-based test and amortization of goodwill will cease.

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

    In April 2000, our Board of Directors authorized the repurchase of up to
12.5 million shares of our common stock in the open market and other transactions as market conditions warrant (the "April 2000 Plan"). The
April 2000 Plan will expire on December 31, 2001. At June 30, 2001, we had repurchased 8.0 million shares under the April 2000 Plan. No shares were purchased during the first six months of 2001. Subsequent to the end of second quarter, we repurchased 3.6 million additional shares, leaving, as of August 8, 2001, 0.9 million shares that may be repurchased under the April 2000 Plan.

    In July 2001, our Board of Directors authorized the repurchase of an additional 6 million shares of the Company's common stock before December 31, 2002 (the "July 2001 Plan"). Repurchases under the July 2001 Plan may be made from time to time in open market or negotiated transactions as market conditions and other factors warrant.

NOTE 4--DEBT

REVOLVING CREDIT FACILITIES

    As of December 31, 2000, the Company had revolving credit and letter of credit facilities (the "Bank Facility"), which provided us with borrowing capacity of $1.9 billion. The Bank Facility consisted of a five-year
$1.525 billion revolving credit and letter of credit facility maturing in 2004 and a separate $375 million revolving credit facility, which is renewable annually at the borrower's and lenders' options. On April 26, 2001, we renewed the 364-day facility and reduced the available borrowing capacity of that facility from $375 million to $328 million, reducing our total borrowing capacity available under the Bank Facility to $1.85 billion. Currently, the Bank Facility bears interest based upon

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 2001
                                  (UNAUDITED)

NOTE 4--DEBT (CONTINUED)
80 basis points over LIBOR for current borrowings under the five-year facility and 85 basis points over LIBOR for the 364-day facility. In addition, there is a facility fee for borrowed and unborrowed amounts which is currently 20 basis points on the five-year facility and 15 basis points on the 364-day facility. The interest rate and facility fee are based on our current debt ratings and leverage ratio and may change as our debt ratings and leverage ratio change. As of June 30, 2001, $645 million in borrowings were outstanding under the Bank Facility with an additional $36 million committed to back letters of credit and $19 million committed to back Commercial Paper borrowings. After consideration of these borrowings, $1.15 billion of additional borrowing capacity was available to the Company as of June 30, 2001.

ISSUANCE OF NEW DEBT

    In January 2001, Harrah's Operating Company, Inc. ("HOC"), a wholly-owned subsidiary of the Company, completed a private placement of $500.0 million principal amount 8% Senior Notes due 2011 (the "8% Notes"). The 8% Notes are unsecured and contain certain covenants that limit our ability to enter into certain sale and lease-back transactions, incur liens on our assets to secure debt, merge or consolidate with another company and transfer or sell substantially all of our assets. Proceeds from the 8% Notes were used to pay off a $150 million credit agreement and to reduce indebtedness under our Bank Facility. In June 2001, the Company completed an exchange offer whereby the private placement notes were exchanged for public notes.

    In June 2001, HOC completed a private placement of $500.0 million principal amount 7.125% Senior Notes due 2007 (the "7.125% Notes"). The 7.125% Notes are unsecured and contain restrictive covenants identical to those of the 8% Notes discussed above. Proceeds from the 7.125% Notes were used to reduce indebtedness under our Bank Facility so that capacity was available to us under the Bank Facility to fund our acquisition of Harveys. We plan to commence an exchange offer in third quarter, whereby the private placement notes would be exchanged for public notes. We expect to complete this exchange offer by the end of 2001.

SHORT-TERM BORROWINGS

    In a program designed for short-term borrowings at lower interest rates than the rates paid under our Bank Facility, we have uncommitted line of credit agreements with two lenders whereby we can borrow up to $50 million for periods of ninety days or less. At June 30, 2001, we had borrowed $47 million under these agreements. These agreements have no impact on our Bank Facility and do not decrease our borrowing capacity under those agreements.

EARLY EXTINGUISHMENTS OF DEBT

    In January 2001, we retired a $150 million credit agreement scheduled to mature in June 2001 and recorded an extraordinary loss of $0.1 million, net of tax.

    Approximately $2.3 million of the Players Notes were retired on April 28, 2000, in connection with a change of control offer. On June 5, 2000, we purchased approximately $13.1 million of the Players Notes in the open market for the face amount plus accrued interest and a premium. The remaining Players Notes were redeemed on June 30, 2000, for the face amount plus accrued interest and a premium. We recorded liabilities assumed in the Players acquisition, including the notes, at their fair

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 2001
                                  (UNAUDITED)

NOTE 4--DEBT (CONTINUED)
value as of the date of consummation of the acquisition. The difference between the consideration paid to the holders of the Players Notes and the carrying value of the Notes on the dates of the redemptions was recorded in the second quarter as an extraordinary loss of $0.7 million, net of tax. We retired the Players Notes using proceeds from our new $150 million Credit Agreement and our Bank Facility.

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

NOTE 5--SUPPLEMENTAL CASH FLOW DISCLOSURES

CASH PAID FOR INTEREST AND TAXES

    The following table reconciles our interest expense, net of interest capitalized, per the Consolidated Condensed Statements of Income, to cash paid for interest:

                                                               SIX MONTHS ENDED
                                                              -------------------
                                                              JUNE 30,   JUNE 30,
                                                                2001       2000
(IN THOUSANDS)                                                --------   --------
Interest expense, net of amount capitalized.................  $127,415   $108,585
Adjustments to reconcile to cash paid for interest:
  Net change in accruals....................................   (25,095)   (11,461)
  Amortization of deferred finance charges..................    (2,271)    (1,931)
  Net amortization of discounts and premiums................      (353)       168
                                                              --------   --------
Cash paid for interest, net of amount capitalized...........  $ 99,696   $ 95,361
                                                              ========   ========
Cash (refunds) payments of income taxes, net of payments
  (refunds).................................................  $(50,328)  $  2,358
                                                              ========   ========

NOTE 6--COMMITMENTS AND CONTINGENT LIABILITIES

NEW ORLEANS CASINO

    JCC Holding Company and its subsidiary, Jazz Casino Company, LLC (collectively, "JCC"), own and operate a land-based casino in New Orleans, Louisiana (the "Casino"), in which the Company has a minority ownership interest (and a noncontrolling board representation) and which is managed by a subsidiary of the Company. On January 4, 2001, JCC filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in order to allow restructuring of their obligations to the State of Louisiana and the City of New Orleans, long-term debt, bank credit facilities and trade and other obligations. JCC's plan of reorganization was approved by the bankruptcy court on March 19, 2001, and was effective on March 29, 2001.

    Pursuant to the reorganization plan, the Company is guaranteeing an annual payment obligation of JCC owed to the State of Louisiana of $50 million in the first year ($37.5 million remained at June 30, 2001) and $60 million for three subsequent years. We receive a fee of 2% of the average amount at risk for providing this guarantee. Also pursuant to the reorganization plan, we received 49% of the new common stock of JCC and hold approximately $51 million of the new debt of JCC, which replaced

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 2001
                                  (UNAUDITED)

NOTE 6--COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)
$81.6 million owed to us prior to JCC's reorganization. We are also providing a $35 million revolving credit facility to JCC at market terms. A subsidiary of the Company continues to manage the Casino pursuant to an amended management agreement, which, among other things, (i) changed the base management fee to an incentive management fee based on earnings of the business before interest expense, income taxes, depreciation, amortization and management fees,
(ii) requires the Company to provide certain administrative services to JCC as part of its management fee without any reimbursement from JCC and
(iii) provides for termination of management services if minimum performance thresholds are not met.

    Due to the filing of bankruptcy by JCC, in fourth quarter 2000 we recorded reserves of $220 million for receivables not expected to be recovered in JCC's reorganization plan. In first quarter 2001, an additional $2.3 million was recorded to reserve for additional advances made to JCC during first quarter 2001 and to adjust the reserves for modifications to the approved reorganization plan.

NATIONAL AIRLINES, INC.

    We had an approximate 48% ownership interest in National Airlines, Inc. ("NAI"), which filed a voluntary petition for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code in December 2000. In 2001 we abandoned all rights to our shares of NAI stock and stock purchase warrants. We have provided $17.0 million in loans to NAI and funded letters of credit on their behalf of $8.6 million. We fully reserved for our exposure under these items in fourth quarter 2000. In addition, we are exposed to up to $15.5 million of liability under other letters of credit which expire August 31, 2001. We have an agreement with another investor of NAI whereby that investor is obligated to reimburse us for approximately 56% of amounts that we pay in response to demands on the letters of credit. During second quarter, a subsidiary of the Company filed a lawsuit against the other investor for breach of contract due to the investor's failure to reimburse the Company for his share of drafts we have paid against the letters of credit. As contractually permitted, the guarantor has elected to submit the issue to binding arbitration.

    In fourth quarter 2000, we recorded write-offs and reserves totaling $39.4 million for our investment in and loans to NAI and our estimated net exposure under the letters of credit. If we are required to fund under the remaining letters of credit and are unsuccessful in collecting from the other investor, we would record additional losses of up to $15.3 million for NAI.

CONTRACTUAL COMMITMENTS

    We continue to pursue additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties, guarantees by the Company of third party debt and development completion guarantees. Excluding guarantees and commitments for the New Orleans casino discussed above, as of June 30, 2001, we had guaranteed third party loans and leases of $67.4 million, which are secured by certain assets, and had commitments of $335.2 million for construction-related and other obligations.

    The agreements under which we manage casinos on Indian lands contain provisions required by law which provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled payments of borrowings for development costs. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Such

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 2001
                                  (UNAUDITED)

NOTE 6--COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED) advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. As of June 30, 2001, the aggregate monthly commitment pursuant to these contracts, which extend for periods of up to 42 months from June 30, 2001, was $1.1 million.

    Effective March 1, 2001, we entered into a fixed price agreement with a third party to stabilize our cost of natural gas. The agreement is for a 24-month term and fixes the commodity portion of our natural gas cost at $5.09 per decatherm. At its inception, this derivative was determined to be an effective cash flow hedge for purposes of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". At June 30, 2001, the fair value of this contract was estimated to be a $2.6 million loss. The unrealized loss from this derivative is recorded as a component of comprehensive income.

SEVERANCE AGREEMENTS

    As of June 30, 2001, we have severance agreements with 36 of our senior executives, which provide for payments to the executives in the event of their termination after a change in control, as defined. These agreements provide, among other things, for a compensation payment of 1.5 to 3.0 times the executive's average annual compensation, as defined, as well as for accelerated payment or accelerated vesting of any compensation or awards payable to the executive under any of our incentive plans. The estimated amount, computed as of June 30, 2001, that would be payable under the agreements to these executives based on earnings and stock options aggregated approximately $110.7 million.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of the financial position and operating results of Harrah's Entertainment, Inc. (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as "Harrah's Entertainment", "Company", "we", "our" and "us") for second quarter 2001 and 2000, updates, and should be read in conjunction with, Management's Discussion and Analysis of Financial Position and Results of Operations presented in our 2000 Annual Report.

ACQUISITION OF HARVEYS

    On July 31, 2001, we completed our acquisition of Harveys Casino Resorts ("Harveys") for $625 million, including our assumption of Harveys' outstanding debt, plus adjustments for changes in working capital of approximately
$7 million. We also assumed a $50 million off-balance-sheet liability. We financed the acquisition, and will refinance Harveys assumed debt, through the existing borrowing capacity available under our bank credit facilities. The purchase includes the Harveys Resort & Casino in Lake Tahoe, Nevada, the Harveys Casino Hotel and the Bluffs Run Casino, both in Council Bluffs, Iowa, and the Harveys Wagon Wheel Hotel/Casino in Central City, Colorado. The addition of the Harveys properties expands our geographic distribution to 25 casinos in 12 states, increases our nationwide casino square footage by almost 15% and adds 1,109 hotel rooms, 149 table games and 5,768 slot machines to serve our customers. The transaction will introduce Harrah's and our Total Rewards customer-loyalty program to 1.7 million potential new customers within 150 miles of Council Bluffs and strengthen our relationships with customers throughout the Nevada-Northern California gaming market.

JCC HOLDING COMPANY

    JCC Holding Company and its subsidiary, Jazz Casino Company, LLC (collectively, "JCC"), own and operate a land-based casino in New Orleans, Louisiana (the "Casino"), in which the Company has a minority ownership interest (and a noncontrolling board representation) and which is managed by a subsidiary of the Company. On January 4, 2001, JCC filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code to restructure its obligations to the State of Louisiana and the City of New Orleans, long-term debt, bank credit facilities and trade and other obligations. JCC's plan of reorganization was approved by the bankruptcy court on March 19, 2001, and was effective on March 29, 2001.

    Pursuant to the reorganization plan, the Company is guaranteeing an annual payment obligation of JCC owed to the State of Louisiana of $50 million in the first year ($37.5 million remained at June 30, 2001) and $60 million for three subsequent years. We receive a fee of 2% of the average amount at risk for providing this guarantee. Also pursuant to the reorganization plan, we received 49% of the new common stock of JCC and hold approximately $51 million of the new debt of JCC, which replaced $81.6 million owed to us prior to JCC's reorganization. We are also providing a $35 million revolving credit facility to JCC at market terms. A subsidiary of the Company continues to manage the Casino pursuant to an amended management agreement, which, among other things,
(i) changed the base management fee to an incentive management fee based on earnings of the business before interest expense, income taxes, depreciation, amortization and management fees, (ii) requires the Company to provide certain administrative services to JCC as part of its management fee without any reimbursement from JCC and (iii) provides for termination of management services if minimum performance thresholds are not met.

    Due to the filing of bankruptcy by JCC, in fourth quarter 2000 we recorded reserves of $220 million for receivables not expected to be recovered in JCC's reorganization plan. In first quarter 2001, an additional $2.3 million was recorded to reserve for additional advances made to JCC during first quarter 2001 and to adjust the reserves for modifications to the approved reorganization plan.

                    OPERATING RESULTS AND DEVELOPMENT PLANS

OVERALL

                                         SECOND QUARTER      PERCENTAGE      FIRST SIX MONTHS       PERCENTAGE
                                       -------------------   INCREASE/    -----------------------   INCREASE/
                                         2001       2000     (DECREASE)      2001         2000      (DECREASE)
                                       --------   --------   ----------   ----------   ----------   ----------
(IN MILLIONS, EXCEPT EARNINGS PER
  SHARE)
Casino revenues......................  $  753.8   $  721.1       4.5%     $  1,501.7   $  1,354.8      10.8%
Net revenues.........................     914.0      876.2       4.3%        1,813.6      1,656.4       9.5%
Income from operations...............     141.7      136.3       4.0%          286.3        236.4      21.1%
Income before extraordinary items....      47.9       47.2       1.5%           92.1         78.0      18.1%
Net income...........................      47.9       46.5       3.0%           91.9         77.2      19.0%
Earnings per share-diluted...........      0.40       0.39       2.6%           0.78         0.64      21.9%
Operating margin.....................     15.5%      15.6%      (0.1)pts       15.8%        14.3%       1.5pts

    Second quarter 2001 revenues increased 4.3% over second quarter 2000, and net income increased 3.0% from the same period last year. Many of our properties reported record revenues for the second quarter of 2001, which resulted in overall second quarter record revenues.

    For the six months ended June 30, 2001, revenues were up 9.5% and net income was 19.0% over the same six-month period last year. These increases were driven, in part, by our acquisition of Players International, Inc. ("Players") in March 2000, as well as by improved results at the Rio Hotel & Casino ("Rio") in Las Vegas, Nevada, which experienced exceptionally low table games hold percentage in 2000.

    Gaming revenues continue to grow, reaffirming the success of our strategy to grow same store sales through customer loyalty programs. The following table compares second quarter 2001 gaming revenues to second quarter 2000 gaming revenues for our company-owned properties, including those acquired over the past three years.

                                                                SECOND QUARTER      PERCENTAGE
                                                              -------------------   INCREASE/
                                                                2001       2000     (DECREASE)
                                                              --------   --------   ----------
(IN MILLIONS)
Casino revenues
  Harrah's..................................................   $462.9     $444.5        4.1%
  Showboat acquisition......................................    156.7      150.9        3.8%
  Rio acquisition...........................................     40.1       38.5        4.2%
  Players acquisition.......................................     94.1       87.2        7.9%
                                                               ------     ------
    Total...................................................   $753.8     $721.1        4.5%
                                                               ======     ======

WESTERN REGION

                                                   SECOND QUARTER      PERCENTAGE    FIRST SIX MONTHS     PERCENTAGE
                                                 -------------------   INCREASE/    -------------------   INCREASE/
                                                   2001       2000     (DECREASE)     2001       2000     (DECREASE)
                                                 --------   --------   ----------   --------   --------   ----------
(IN MILLIONS)
Casino revenues................................   $174.1     $168.0        3.6%      $356.8     $340.0        4.9%
Net revenues...................................    283.3      270.6        4.7%       568.9      542.6        4.8%
Operating profit...............................     32.4       25.0       29.6%        68.7       48.7       41.1%
Operating margin...............................     11.4%       9.2%       2.2pts      12.1%       9.0%       3.1pts

    Increases in Western Region second quarter 2001 revenues and operating profit from the same period last year were primarily due to improved performance at the Rio and record revenues and increased operating profit at our Harrah's brand properties in southern Nevada. Rio's second quarter

2001 revenues were 5.1% above second quarter 2000 when that property experienced a well-below-average table games hold percentage. In addition to improved revenue, operating margin at the Rio improved due to successful cost management. Rio's operating margin in second quarter 2000 was affected by marketing and promotional costs incurred by the property in an effort to maintain its competitive position in the market following the opening of several competitors. Second quarter revenues at our southern Nevada Harrah's properties increased 11.0% and operating profit increased 15.1% over the same period last year. Our northern Nevada properties reported a decline in revenue from second quarter last year of 3.4%, and operating profit was 24.5% lower than in the same quarter last year. The declines are due to lower than normal retail, or non-tracked walk-in, business volumes in northern Nevada.

    For the six months ended June 30, 2001, Western Region revenues increased 4.8% and operating profit increased 41.1%. These increases were due to improved results at the Rio, driven primarily by favorable year-over-year table games hold percentage, and continued strong performance of Harrah's Southern Nevada properties. Six months year-over-year results also reflect the declines in retail business at our Northern Nevada properties.

EASTERN REGION

                                                   SECOND QUARTER      PERCENTAGE    FIRST SIX MONTHS     PERCENTAGE
                                                 -------------------   INCREASE/    -------------------   INCREASE/
                                                   2001       2000     (DECREASE)     2001       2000     (DECREASE)
                                                 --------   --------   ----------   --------   --------   ----------
(IN MILLIONS)
Casino revenues................................   $191.6     $190.3        0.7 %     $362.5     $364.6       (0.6)%
Net revenues...................................    203.8      202.4        0.7 %      384.8      387.8       (0.8)%
Operating profit...............................     48.6       49.3       (1.4)%       85.9       87.5       (1.8)%
Operating margin...............................     23.8%      24.4%      (0.6)pts     22.3%      22.6%      (0.3)pts

    Harrah's Atlantic City reported record revenues and operating profit in second quarter 2001, with revenues slightly above last year's second quarter record and a 3.6% increase over their second quarter operating profit record set last year. At Showboat Atlantic City, revenues increased 1.5% over the year-ago quarter, but operating profit decreased 12.1% from the same period last year.

    For the first six months of 2001, Harrah's Atlantic City posted moderate gains in revenues and a 5.0% increase in operating profit over the same six-month period last year. Showboat Atlantic City's revenues decreased 1.8% and operating profit decreased 15.7% from the first six months of 2000. The Atlantic City Showboat property, which is more reliant on bus customers, was impacted by poor weather during first quarter 2001 and also experienced construction disruptions related to reconfiguration of the casino floor. The reconfiguration of Showboat's casino floor was completed in the second quarter of 2001. Our tiered Total Rewards customer-loyalty program was recently implemented at the Showboat and is expected to result in increased play as well as build guest loyalty.

    Construction is underway on a 450-room expansion at Harrah's Atlantic City, which will increase the hotel's capacity to more than 1,600 rooms. The expansion is expected to cost approximately $113 million, $31.1 million of which has been spent at June 30, 2001. The expansion is scheduled to be completed in second quarter 2002. Subsequent to the end of second quarter, we announced plans to further expand the Harrah's Atlantic City casino and hotel complex to create an additional 28,000 square feet of casino floor space and expand a buffet area. This project is expected to cost approximately $80 million and is scheduled to be completed in second quarter 2002.

CENTRAL REGION

                                            SECOND QUARTER      PERCENTAGE    FIRST SIX MONTHS     PERCENTAGE
                                          -------------------   INCREASE/    -------------------   INCREASE/
                                            2001       2000     (DECREASE)     2001       2000     (DECREASE)
(IN MILLIONS)                             --------   --------   ----------   --------   --------   ----------
Casino revenues.........................   $387.9     $362.6        7.0 %     $782.1     $650.2        20.3%
Net revenues............................    409.0      382.0        7.1 %      824.0      683.5        20.6%
Operating profit........................     81.9       83.1       (1.4)%      170.2      151.9        12.0%
Operating margin........................     20.0%      21.8%      (1.8)pts     20.7%      22.2%       (1.5)pts

    CHICAGOLAND/ILLINOIS--Harrah's Joliet reported record revenues for second quarter 2001, a 3.9% increase over the same quarter last year; however, operating profit for the quarter decreased 26.7% compared to the same period last year. Construction is underway at this property on the new casino barges that will replace the riverboats we operate later in 2001. The casino barges are expected to cost approximately $83 million, of which $30.9 million had been spent as of June 30, 2001. Because the two riverboats will be removed from service, depreciation has been accelerated to reflect the current estimates of the riverboats' useful lives and salvage values. In second quarter 2001, the estimated salvage values of the riverboats were reviewed and revised and the accelerated depreciation was increased from $2.4 million per quarter to $3.8 million per quarter. Harrah's East Chicago reported record second quarter revenues, an increase of 6.7% over second quarter 2000, while operating profit was approximately the same as last year. Second quarter operating profit in the Chicagoland market was affected by efforts to protect market share as a competitive operator accelerated promotional spending during the quarter. Construction is underway at the East Chicago property on a 292-room hotel, which is anticipated to be completed near year-end 2001. The project is expected to cost approximately $47.0 million, $17.4 million of which had been spent through June 30, 2001. Second quarter revenues and operating income at Players Metropolis were level with amounts reported in second quarter 2000. Construction is underway at Players Metropolis to renovate the facilities and convert the property to the Harrah's brand. This project, anticipated to be completed in third quarter 2001, is expected to cost approximately $49 million, $26.9 million of which had been spent at June 30, 2001.

    For the six months ended June 30, 2001, revenues at Harrah's Joliet increased 3.6%, but operating profit decreased 19.7%, due primarily to the accelerated depreciation on the riverboats that are to be removed from service and construction disruptions at that property. At Harrah's East Chicago revenues increased 7.3% and operating income increased 5.6% over the same six-month period last year. For the first six months of 2001, Players Metropolis contributed $59.1 million in revenues and $16.0 million in operating income, compared to $32.3 million and $10.0 million, respectively, for the same period last year due to our acquisition of Players in late first quarter of 2000.

    LOUISIANA--Harrah's Shreveport's revenues increased 27.7% over second quarter last year while operating profit was approximately level with second quarter 2000. The revenue gains, which were aided by the new hotel and restaurants that opened during first quarter 2001, were offset by higher costs driven by the competitive Shreveport market, increased depreciation associated with the newly constructed assets and a 1% increase in gaming taxes that was effective in second quarter. Gaming taxes at this property will increase another 1% in 2002 and another 1% in 2003. At Harrah's Lake Charles revenues increased 3.9% while operating profit decreased 7.2%. A major refurbishment of the hotel at this property began in second quarter and almost 40% of the hotel rooms were out of service in the quarter. This hotel refurbishment is estimated to cost
$14 million, of which $3.5 million had been spent at June 30, 2001. Also affecting operating profit were a tropical storm that effectively closed the market for a weekend in June and an increase in gaming taxes from 18.5% to 21.5% of gaming revenues, which was effective in second quarter.

    For the first six months of 2001, Harrah's Shreveport experienced a 19.6% increase in revenues and an 18.1% decrease in operating income due to increased promotional expenses and the costs of inefficiencies associated with the staggered opening of the new 514-room hotel and other amenities during first quarter 2001. The Lake Charles property, which was acquired in the Players acquisition in March 2000 and re-branded to the Harrah's brand in fourth quarter 2000, contributed $84.7 million in revenue and $16.5 million in operating profit.

    MISSISSIPPI--Combined second quarter revenues at our Mississippi properties decreased $0.6 million from second quarter 2000, and operating profit was the same as in the year-ago second quarter. For the six months ended June 30, 2001, revenues decreased $2.7 million and operating income decreased $1.5 million.

    MISSOURI--Second quarter revenues at our Missouri properties increased 8.6% and operating profit increased 24.9% over the same period in 2000. These increases are due primarily to operational synergies achieved through the consolidation of the Players facility with the adjacent Harrah's casino in St. Louis subsequent to our acquisition of Players in March 2000. The combined St. Louis property reported revenues 11.7% above those reported in second quarter 2000, and operating income was 48.5% over the same period last year. Our North Kansas City property increased revenues 4.6% and operating profit 2.4% over second quarter last year.

    For the six months ended June 30, 2001, revenues at our Missouri properties increased 23.0% and operating profit increased 33.7% over the first six months of 2000. These increases are primarily attributable to our acquisition of Players and the integration of Players St. Louis and the Harrah's/ Players jointly-owned shore-side facilities into our operations. Our St. Louis property reported six-month revenues that were 35.2% higher than in the first six months last year. Operating profit at that property was 54.3% higher than in the first six months of 2000. Harrah's North Kansas City increased revenues 9.8% and operating profit 14.1% over the same six-month period last year due to effective marketing, cost management efforts and facilities enhancements at that property. Construction was completed at the end of June 2001 on the new casino space at North Kansas City that resulted in the consolidation of all gaming space into a single facility and replaced the riverboat that had been used there since 1994. That riverboat is now being refurbished to prepare it to replace the riverboat at Players Metropolis.

MANAGED AND OTHER CASINOS

    Our managed and other results for second quarter and the first six months of 2001 were lower than in the same periods last year. Fees from Harrah's New Orleans and Star City in Sydney, Australia, were less in second quarter 2001 than in second quarter 2000 due to changes in the management agreements. No management fees were recognized from Harrah's New Orleans in first quarter 2001 due to the bankruptcy filing by JCC. Management fees for second quarter and the first six months of 2001 from Indian-owned casinos increased 7.9% and 7.7%, respectively, from the same periods last year due primarily to strong performance at the casino owned by the Eastern Band of Cherokee Indians ("Cherokee") in Cherokee, North Carolina. Construction has begun on a 252-room hotel and conference center at the Cherokee property and is slated for completion in first quarter 2002.

    During first quarter 2001, a temporary casino managed by the Rincon San Luiseno Band of Mission Indians in Southern California (the "Rincon") began operations near the site where a permanent casino, which we will manage, is scheduled to open in the second quarter of 2002. Subsequent to second quarter the Rincon secured third-party financing, which we have guaranteed, for its permanent casino.

    See Debt and Liquidity for further discussion of Harrah's guarantees of debt related to Indian projects.

OTHER FACTORS AFFECTING NET INCOME

                                                                                    FIRST SIX
                                              SECOND QUARTER      PERCENTAGE         MONTHS          PERCENTAGE
                                            -------------------   INCREASE/    -------------------   INCREASE/
                                              2001       2000     (DECREASE)     2001       2000     (DECREASE)
(IN MILLIONS)                               --------   --------   ----------   --------   --------   ----------
(Income)/expense:
Project opening costs.....................   $ 2.1      $ 1.5          0.4%     $ 4.3      $ 1.7          N/M
Corporate expense.........................    13.6       14.6         (6.8)%     27.4       25.6          7.0%
Headquarters relocation expense...........       -        0.9          N/M          -        2.7          N/M
Equity in losses of nonconsolidated
  affiliates..............................     0.8       10.6        (92.5)%      0.4       34.3        (98.8)%
Write-downs, reserves and recoveries......     1.2        0.6          N/M        3.3        0.6          N/M
Venture restructuring costs...............     1.2          -          N/M        2.7          -          N/M
Amortization of goodwill and trademarks...     5.7        5.3          7.5%      11.3        9.9         14.1%
Interest expense, net.....................    63.2       58.1          8.8%     127.4      108.6         17.3%
Other (income) expense....................    (6.2)      (1.2)         N/M        0.3       (4.8)         N/M
Effective income tax rate.................    36.6%      36.1%         0.5pts    36.4%      35.6%         0.8pts
Minority interests........................   $ 2.4      $ 3.5        (31.4)%    $ 5.6      $ 7.4        (24.3)%
Extraordinary losses, net of income
  taxes...................................       -        0.7          N/M        0.1        0.7        (85.7)%

    Corporate expense decreased 6.8% in second quarter 2001 from the prior year level but increased 7.0% for the six months ended June 30, 2001, compared to the same six month period last year due to timing of certain expenses and increases in other costs associated with the growth and positioning of our Company.

    Equity in losses of nonconsolidated affiliates for second quarter and the first six months of 2000 included our share of losses from Harrah's New Orleans and National Airlines, Inc. ("NAI"). As a result of the charges we recorded in fourth quarter 2000 following the voluntary bankruptcy petitions for reorganization relief filed by each of these entities, our equity pick-up of the operating losses for both Harrah's New Orleans or NAI ceased as of the end of 2000. With the implementation of JCC's reorganization plan, we resumed recording our share of JCC's results in second quarter, however, our ownership interest has increased to 49% compared to approximately 42% last year. Equity in losses of nonconsolidated affiliates for the six months ended June 30, 2000, also included our pro rata share of the losses from the St. Louis shore-side facilities through the date of the Players acquisition.

    Write-downs, reserves and recoveries in second quarter 2001 reflect costs incurred in connection with the closure of our reservations center in Memphis, Tennessee. We have out-sourced this function to a third party service provider. The first six months of 2001 also included a true-up to reserves recorded in fourth quarter 2000 in connection with the approval of JCC's reorganization plan. Venture restructuring costs represent fees to bankers and other consultants to represent our interest in JCC's plan of reorganization.

    Amortization of goodwill and trademarks increased from the second quarter last year when goodwill related to the Players acquisition was estimated while the purchase price allocation was in process. The use of estimates for Players goodwill in 2000, coupled with the acquisition of Players in late first quarter 2000, resulted in higher amortization of goodwill for the six months ended
June 30, 2001.

    Interest expense was higher in the second quarter and the first six months of 2001 than in the same periods last year due to a second quarter 2001 charge arising from an initiative to reduce the volatility of a deferred compensation program and a higher level of debt associated with the acquisition of Players and our stock repurchase program.

    Other (income) expense increased in second quarter 2001 due primarily to higher net investment results for Company-owned life insurance policies. However, those investment results were lower in first quarter 2001, causing a net decrease in year-over-year results for the six months.

    The effective income tax rates for both periods are higher than the federal statutory rate due primarily to state income taxes and that portion of our goodwill amortization that is not deductible for tax purposes.

    Minority interests reflects joint venture partners' share of income, which decreased in 2001 from the prior year as a result of lower earnings from those ventures due primarily to the accelerated depreciation on the riverboats that are to be removed from service.

    The extraordinary losses reported in both years were due to the early extinguishments of debt and the write-off of related unamortized deferred finance charges. (See Debt and Liquidity--Extinguishment of Debt.)

                        CAPITAL SPENDING AND DEVELOPMENT

    In addition to the specific development and expansion projects discussed in the Operating Results and Development Plans section, we perform on-going refurbishment and maintenance at our casino entertainment facilities to maintain the Company's quality standards. We also continue to pursue development and acquisition opportunities for additional casino entertainment facilities that meet our strategic and return on investment criteria. Prior to the receipt of necessary regulatory approvals, the costs of pursuing development projects are expensed as incurred. Construction-related costs incurred after the receipt of necessary approvals are capitalized and depreciated over the estimated useful life of the resulting asset. Project opening costs are expensed as incurred.

    Our planned development projects, if they go forward, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. Cash needed to finance projects currently under development as well as additional projects pursued is expected to be made available from operating cash flows, bank borrowings (see Debt and Liquidity), joint venture partners, specific project financing, guarantees of third party debt and, if necessary, additional debt and/or equity offerings. Our capital spending for the first six months of 2001 totaled approximately $267.3 million. Estimated capital expenditures for 2001, excluding the acquisition of Harveys, are expected to be between $485 million and $595 million.

                               DEBT AND LIQUIDITY

BANK FACILITY

    At December 31, 2000, the Company had revolving credit and letter of credit facilities (the "Bank Facility"), which provided us with borrowing capacity of $1.9 billion. The Bank Facility consisted of a five-year $1.525 billion revolving credit and letter of credit facility maturing in 2004 and a separate $375 million 364-day revolving credit facility, which is renewable annually at the borrower's and lenders' options. On April 26, 2001, we renewed the 364-day facility and reduced the available borrowing capacity of that facility from $375 million to $328 million, reducing our total borrowing capacity under the Bank Facility to $l.85 billion. Currently, the Bank Facility bears interest based upon 80 basis points over LIBOR for current borrowings under the five-year facility and 85 basis points over LIBOR for the 364-day facility. In addition, there is a facility fee for borrowed and unborrowed amounts which is currently 20 basis points on the five-year facility and 15 basis points on the 364-day facility. The interest rate and facility fee are based on our current debt ratings and leverage ratio and may change as our debt ratings and leverage ratio change. As of June 30, 2001, $645 million in borrowings were outstanding under the Bank Facility with an additional
$36 million committed to back letters of credit and $19 million committed to back Commercial Paper borrowings. After consideration of these borrowings, $1.15 billion of additional borrowing capacity was available to the Company as of June 30, 2001.

ISSUANCE OF NEW DEBT

    In January 2001, Harrah's Operating Company, Inc. ("HOC"), a wholly-owned subsidiary of the Company, completed a private placement of $500.0 million principal amount 8% Senior Notes due 2011 (the "8% Notes"). The 8% Notes are unsecured and contain certain covenants that limit our ability to enter into certain sale and lease-back transactions, incur liens on our assets to secure debt, merge or consolidate with another company and transfer or sell substantially all of our assets. Proceeds from the 8% Notes were used to pay off a $150 million credit agreement scheduled to mature in June 2001 and to reduce indebtedness under our Bank Facility. In June 2001, the Company completed an exchange offer whereby the private placement notes were exchanged for public notes.

    In June 2001, HOC completed a private placement of $500.0 million principal amount 7.125% Senior Notes due 2007 (the "7.125% Notes"). The 7.125% Notes are unsecured and contain restrictive covenants identical to those of the 8% Notes discussed above. Proceeds from the 7.125% Notes were used to reduce indebtedness under our Bank Facility so that capacity would be available under the Bank Facility to fund our acquisition of Harveys. We plan to commence an exchange offer in third quarter, whereby the private placement notes will be exchanged for public notes. We expect to complete this exchange offer by the end of 2001.

SHORT-TERM BORROWINGS

    In a program designed for short-term borrowings at lower interest rates than the rates paid under our Bank Facility, we have uncommitted line of credit agreements with two lenders whereby we can borrow up to $50 million for periods of ninety days or less. At June 30, 2001, we had borrowed $47 million under these agreements. These agreements have no impact on, and do not decrease the borrowing capacity under, our Bank Facility.

EARLY EXTINGUISHMENTS OF DEBT

    In January 2001, we retired a $150 million credit agreement scheduled to mature in June 2001 and recorded an extraordinary loss of $0.1 million, net of tax.

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

EQUITY REPURCHASE PROGRAM

    In April 2000, our Board of Directors approved a plan whereby we can purchase up to 12.5 million shares of the Company's stock in the open market. These repurchases are funded through available cash and borrowings from our Bank Facility. No repurchases were made during the first six months of 2001; however, subsequent to June 30, 2001, 3.6 million shares were repurchased, leaving, as of August 8, 2001, 0.9 million additional shares that may be repurchased under the plan, which expires December 31, 2001.

    In July 2001, our Board of Directors authorized the purchase of an additional 6 million shares of the Company's common stock before December 31, 2002. The purchases may be made from time to time in open market or negotiated transactions as market conditions and other factors warrant.

GUARANTEES OF THIRD PARTY DEBT AND OTHER COMMITMENTS

    Pursuant to JCC's plan of reorganization, which was approved by the bankruptcy court on March 19, 2001, and was effective on March 29, 2001, the Company guarantees an annual payment obligation of JCC owed to the State of Louisiana of $50 million in the first year and $60 million for three subsequent years. Also pursuant to the reorganization plan, we hold approximately
$51 million of the new debt of JCC and are providing a $35 million revolving credit facility to JCC.

    The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law, which provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment pursuant to the contracts for the three Indian-owned facilities now open, which extend for periods of up to 42 months from June 30, 2001, is $1.1 million.

    We may guarantee all or part of the debt incurred by Indian tribes with which we have entered a management contract to fund development of casinos on the Indian lands. For all existing guarantees of Indian debt, we have obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, the value of such property would satisfy our obligations in the event these guarantees were enforced. Additionally, we have received limited waivers from the Indian tribes of their sovereign immunity to allow us to pursue our rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken. The aggregate outstanding balance of such debt as of June 30, 2001, was $65.1 million. In July 2001, the Rincon secured third-party financing, which we have guaranteed, for their permanent casino. At August 8, 2001, the outstanding balance of Rincon's debt was $31.1 million.

    We had an approximate 48% ownership interest in NAI, which filed a voluntary petition for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code in December 2000. In 2001, we abandoned all rights to our shares of NAI stock and stock purchase warrants. We have provided $17.0 million in loans to NAI and funded letters of credit on their behalf of $8.6 million and fully reserved our estimated exposure under these loans and letters of credit in fourth quarter 2001. In addition, we are exposed to up to $15.5 million of liability under other letters of credit which expire on August 31, 2001. We have an agreement with another investor of NAI whereby that investor is obligated to reimburse us for approximately 56% of amounts that we pay in response to demands on the letters of credit. During second quarter, a subsidiary of the Company filed a lawsuit against the other investor for breach of contract due to the investor's failure to reimburse the Company for his share of drafts we have paid against the letters of credit. As contractually permitted, the guarantor has elected to submit the issue to binding arbitration, and the process of selecting the arbitrator is underway.

    In fourth quarter 2000, we recorded write-offs and reserves totaling $39.4 million for our investment in and loans to NAI and our estimated net exposure under the letters of credit. If we are required to fund under the remaining letters of credit and are unsuccessful in collecting from the other investor, we would record additional losses of up to $15.3 million for NAI.

    Due to the rising cost of natural gas, particularly at our Nevada properties, we entered into a fixed price agreement with a third party effective March 1, 2001, to stabilize our cost of this resource. The agreement is for a 24-month term and fixes the commodity portion of our natural gas cost at $5.09 per decatherm. Our evaluation of the terms of this derivative contract applying the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," concluded that it is an effective cash flow hedge. This results in any unrealized gain or loss from this derivative instrument being recorded as a component of comprehensive income (e.g. a component of equity on the balance sheet) and not recorded in current income until realized. At June 30, 2001, the fair value of this contract was estimated to be a $2.6 million loss.

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

    In September 1999, the State of California and approximately 60 Indian tribes executed Class III Gaming Compacts, which other California tribes can join. The Compacts, when effective, will allow each tribe to operate, on tribal trust lands, two casinos with up to 2,000 slot machines per tribe and unlimited house-banked card games. At this time, the ultimate impact that the California Compacts may have on the industry or on our Company is uncertain.

    Although the short-term effect of these competitive developments on the Company has typically been negative, we are not able to determine the long-term impact, whether favorable or unfavorable, that these trends and events will have on current or future markets. We believe that the geographic diversity of our operations; our focus on multi-market customer relationships; our service training, measurements and rewards programs; and our continuing efforts to establish our brands as premier brands upon which we have built strong customer loyalty have well-positioned us to face the challenges present within our industry. We utilize the unique capabilities of WINet, a sophisticated nationwide customer database, and Total Rewards, a nationwide reward and recognition card that provides our customers with a simpler understanding of exactly how to earn cash, comps and other benefits they want, to reward customers for choosing Harrah's Entertainment casinos. We believe both of these marketing tools provide us with competitive advantages, particularly with players who visit more than one market. All of our properties are integrated into both WINet and Total Rewards, with the exception of Players Metropolis, which is expected to be integrated into the programs during the second half of 2001, and the just-purchased Harveys properties.

INDUSTRY CONSOLIDATION

    As evidenced by the number of recent public announcements by casino entertainment companies of plans to acquire or be acquired by other companies and our completed acquisitions of Showboat, Players and Harveys and our merger with Rio, consolidation in the gaming industry continues. However, we have no immediate plans to pursue any other large-scale acquisitions in the near future.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    During first quarter 2001, the Emerging Issues Task Force reached a consensus on the portion of Issue 00-22, Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future, which addresses the income statement classification of the value of the points redeemable for cash awarded under point programs like our Total Rewards program. Per the consensus, which for our Company was effective retroactively to January 1, 2001, with prior year restatement also required, the cost of these programs should be reported as a contra-revenue, rather than as an expense. Debate on a number of other facets of Issue 00-22 continues.

    We have historically reported the costs of such points as an expense, so we have reclassified these costs to be contra-revenues in our Consolidated Condensed Statements of Income to comply with the consensus. The amounts of expense reclassified for second quarter and the six months ended June 30, 2000, were $3.0 million and $6.4 million, respectively.

    On June 30, 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets". SFAS
No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. We will account for our acquisition of Harveys as a purchase. SFAS No. 142 provides new guidance on the recognition and amortization of intangible assets, eliminates the amortization of goodwill and requires annual assessments for impairment of goodwill by applying a fair-value-based test. We have not yet quantified the effect SFAS No. 142 will have on our financial statements. Upon adoption of SFAS No. 142, our net income will no longer reflect amortization of goodwill, however, certain other intangible assets will continue to be amortized. Net income could also be impacted by any charge for impairment of goodwill. These SFAS's are effective for years beginning after December 15, 2001. Early adoption is not permitted.

                    PRIVATE SECURITIES LITIGATION REFORM ACT

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission ("SEC") (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking. These forward-looking statements generally can be identified by phrases such as the Company "believes," "expects," "anticipates," "foresees," "estimates," "intends," "plans," "seeks," or other words or phrases of similar import. These include statements relating to the following activities, among others: (A) operations and expansions of existing properties, including future performance, anticipated scope and opening dates of expansions; (B) planned development of casinos and hotels that would be owned or managed by the Company and the pursuit of strategic acquisitions;
(C) planned capital expenditures for 2001 and beyond; (D) the impact of the WINet and Total Rewards Programs; and (E) any future impact of the Rincon development or the acquisition of Harveys. Similarly, such statements herein that describe, generally or specifically, the Company's business strategy, outlook objectives, plans, intentions or goals are also forward-looking statements. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. These include, but are not limited to, the following factors as well as other factors described from time to time in the Company's reports filed with the SEC: construction factors, including zoning issues, environmental restrictions, soil conditions, weather and other hazards, site access matters and building permit issues; access to available and feasible financing; regulatory, licensing and other government approvals, third party consents and approvals, and relations with partners, owners and other third parties; the inability to integrate the operations of acquired companies; conditions of credit markets and other business and economic conditions, including international and national economic problems; litigation, judicial actions and political uncertainties, including gaming legislative action, referenda, and taxation; abnormal gaming holds; construction disruptions and delays; ineffective marketing; and the effects of competition, including locations of competitors and operating and marketing competition. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made, and are qualified in their entirety by this and other cautionary statements herein and in our filings with the SEC. The statements in this 10-Q are as of June 30, 2001 or where clearly indicated as of the date of filing and we undertake no obligation to update any such forward-looking statements.

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

    We have entered into a fixed price agreement with a third party to stabilize our cost of natural gas. The agreement is for a 24-month term and fixes the commodity portion of our natural gas cost. Any unrealized gain or loss from this effective cash flow hedge, as determined pursuant to the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," is recorded as a component of comprehensive income. The estimated fair value of the contract as of June 30, 2001, was an unrealized loss of $2.6 million.

                                    PART II
                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

*EX-2.1                 Stock Purchase Agreement dated as of April 24, 2001 by and among Harrah's Entertainment, Inc., Colony HCR Voteco, LLC,
                        Colony Investors III, L.P., and Harveys Casino Resorts.

*EX-10.1                Form of Amended and Restated 364-Day Loan Agreement dated as of April 26, 2001 among Harrah's Entertainment, Inc. as
                        Guarantor, Harrah's Operating Company, Inc. and Marina
                        Associates, as Borrowers, The Lenders, Syndication Agent,
                        Documentation Agents and Bank of America, N.A., as
                        Administrative Agent

*EX-10.2                Form of Second Amendment, dated as of April 26, 2001, to the
                        Five Year Loan Agreement among Harrah's Entertainment, Inc.
                        as Guarantor, Harrah's Operating Company, Inc. and Marina
                        Associates, as Borrowers, The Lenders, Syndication Agent,
                        Document Agents and Co-Documentation Agents and Bank of
                        America National Trust and Savings Association (now known as
                        Bank of America, N.A.), as Administrative Agent.

*EX-10.3                First Amendment, dated May 2, 2001, to the Executive
                        Supplemental Savings Plan.

 EX-10.4                Description of Amendments to Benefits for Non-Management
                        Directors, effective February 21, 2001. (Incorporated by
                        reference from the Company's Proxy Statement for the May 3,
                        2001 Annual Meeting of Shareholders, filed March 27, 2001.)

*EX-10.5                Amendment, dated as of May 9, 2001, to Deferred Compensation
                        Agreement dated October 1, 1986, between Philip G. Satre and
                        Harrah's Operating Company, successor to Harrah's Club, as amended January 1, 1987 and December 13, 1993.

*EX-10.6                Amendment to Employment Agreement, dated April 30, 2001,
                        between Harrah's Operating Company, Inc. and John M. Boushy.

*EX-10.7                Severance Agreement dated April 23, 2001 between Harrah's
                        Entertainment, Inc. and Charles L. Atwood.

*EX-11                  Computation of per share earnings.

------------------------

*   Filed herewith.

    (b) The following reports on Form 8-K were filed by the Company during second quarter 2001.

        (i) Form 8-K filed April 3, 2001, announcing that the bankruptcy reorganization of JCC Holding Company was consummated effective March 29, 2001.

        (ii) Form 8-K filed April 18, 2001, regarding the Company's first-quarter results.

        (iii) Form 8-K filed April 24, 2001, announcing the promotion of Gary W. Loveman as President, the resignation of Colin V. Reed, and the promotion of Charles L. Atwood as Chief Financial Officer.

        (iv) Form 8-K filed April 25, 2001, announcing that the Company's intent to acquire Harveys Casino Resorts from Colony Capital Investors III, L.P.

        (v) Form 8-K filed May 30, 2001 regarding the extension of the offer to exchange the 8.0 percent Senior Notes of Harrah's Operating Company, Inc.

        (vi) Form 8-K filed June 11, 2001 announcing the pricing of
    $500 million 7.125 percent Senior Notes by Harrah's Operating Company, Inc.

        (vii) Form 8-K filed June 12, 2001 regarding the second request from the Federal Trade Commission regarding the pending acquisition of Harveys.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       HARRAH'S ENTERTAINMENT, INC.

August 13, 2001                                        By:           /s/ ANTHONY D. MCDUFFIE
                                                            -----------------------------------------
                                                                       Anthony D. McDuffie
                                                              VICE PRESIDENT AND ASSISTANT CORPORATE
                                                                            CONTROLLER
                                                                    (CHIEF ACCOUNTING OFFICER)

                                 EXHIBIT INDEX

                                                                                      SEQUENTIAL
     EXHIBIT NO.                                DESCRIPTION                            PAGE NO.
     -----------        ------------------------------------------------------------  ----------
EX-2.1                  Stock Purchase Agreement dated as of April 24, 2001 by and among Harrah's Entertainment, Inc., Colony HCR Voteco, LLC,
                        Colony Investors III, L.P., and Harveys Casino Resorts.

EX-10.1                 Form of Amended and Restated 364-Day Loan Agreement dated as of April 26, 2001 among Harrah's Entertainment, Inc. as
                        Guarantor, Harrah's Operating Company, Inc. and Marina
                        Associates, as Borrowers, The Lenders, Syndication Agent,
                        Documentation Agents and Bank of America, N.A., as
                        Administrative Agent.

EX-10.2                 Form of Second Amendment, dated as of April 26, 2001, to the
                        Five Year Loan Agreement among Harrah's Entertainment, Inc.
                        as Guarantor, Harrah's Operating Company, Inc. and Marina
                        Associates, as Borrowers, The Lenders, Syndication Agent,
                        Document Agents and Co-Documentation Agents and Bank of
                        America National Trust and Savings Association (now known as
                        Bank of America, N.A.), as Administrative Agent.

EX-10.3                 First Amendment, dated May 2, 2001, to the Executive
                        Supplemental Savings Plan.

EX-10.4                 Description of Amendments to Benefits for Non-Management
                        Directors, effective February 21, 2001. (Incorporated by
                        reference from the Company's Proxy Statement for the May 3,
                        2001 Annual Meeting of Shareholders, filed March 27, 2001.)

EX-10.5                 Amendment, dated as of May 9, 2001, to Deferred Compensation
                        Agreement dated October 1, 1986, between Philip G. Satre and
                        Harrah's Operating Company, successor to Harrah's Club, as amended January 1, 1987 and December 13, 1993.

EX-10.6                 Amendment to Employment Agreement, dated April 30, 2001,
                        between Harrah's Operating Company, Inc. and John M. Boushy.

EX-10.7                 Severance Agreement dated April 23, 2001 between Harrah's
                        Entertainment, Inc. and Charles L. Atwood.

EX-11                   Computation of per share earnings.