Form 10-Q
period 2001-09-30
HARRAHS ENTERTAINMENT INC
filed 2001-11-09
CIK 858339

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                       OR

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    At October 31, 2001, there were outstanding 112,215,114 shares of the Company's Common Stock.

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

                          HARRAH'S ENTERTAINMENT, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                               SEPT. 30,     DEC. 31,
                                                                 2001          2000
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                          -----------   -----------
ASSETS
Current assets
  Cash and cash equivalents.................................  $   307,538   $   299,202
  Receivables, less allowance for doubtful accounts of
    $62,756 and $49,357.....................................      105,157       122,050
  Deferred income taxes.....................................       34,516        35,126
  Prepayments and other.....................................       66,878       104,239
  Inventories...............................................       22,871        22,816
                                                              -----------   -----------
    Total current assets....................................      536,960       583,433
                                                              -----------   -----------
Land, buildings, riverboats and equipment...................    5,303,892     4,581,253
Less: accumulated depreciation..............................   (1,235,980)   (1,084,884)
                                                              -----------   -----------
                                                                4,067,912     3,496,369
Goodwill, net of amortization of $87,137 and $72,465 (Note
  2)........................................................      903,215       685,393
Investments in and advances to nonconsolidated affiliates...       79,214        86,681
Deferred costs, trademarks and other........................      393,134       314,209
                                                              -----------   -----------
                                                              $ 5,980,435   $ 5,166,085
                                                              ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................  $    89,988   $    89,051
  Accrued expenses..........................................      408,123       343,524
  Short-term debt...........................................       35,000       215,000
  Current portion of long-term debt.........................        1,463       130,928
                                                              -----------   -----------
    Total current liabilities...............................      534,574       778,503
Long-term debt..............................................    3,739,304     2,835,846
Deferred credits and other..................................      187,116       177,654
Deferred income taxes.......................................      190,873        85,650
                                                              -----------   -----------
                                                                4,651,867     3,877,653
                                                              -----------   -----------
Minority interests..........................................       17,491        18,714
                                                              -----------   -----------
Commitments and contingencies (Notes 2, 4, 6 and 7)

Stockholders' equity
  Common stock, $0.10 par value; authorized--360,000,000
    shares, outstanding--112,211,197 and 115,952,394 shares
    (net of 28,876,467 and 22,030,805 shares held in
    treasury)...............................................       11,221        11,595
Capital surplus.............................................    1,139,515     1,075,313
Retained earnings...........................................      192,997       224,251
Accumulated other comprehensive losses......................       (2,455)       (1,036)
Deferred compensation related to restricted stock...........      (30,201)      (40,405)
                                                              -----------   -----------
                                                                1,311,077     1,269,718
                                                              -----------   -----------
                                                              $ 5,980,435   $ 5,166,085
                                                              ===========   ===========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                   THIRD QUARTER ENDED        NINE MONTHS ENDED
                                                  ----------------------   -----------------------
                                                  SEPT. 30,    SEPT. 30,   SEPT. 30,    SEPT. 30,
                                                     2001        2000         2001         2000
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)          ----------   ---------   ----------   ----------
Revenues:
  Casino........................................  $  884,984   $789,717    $2,386,670   $2,144,531
  Food and beverage.............................     141,546    128,070       394,864      361,285
  Rooms.........................................      82,080     72,116       229,549      205,134
  Management fees...............................      18,065     17,988        49,187       51,478
  Other.........................................      39,779     37,602       106,343      106,650
  Less: casino promotional allowances...........    (114,487)   (95,570)     (301,069)    (262,722)
                                                  ----------   --------    ----------   ----------
      Total revenues............................   1,051,967    949,923     2,865,544    2,606,356
                                                  ----------   --------    ----------   ----------
Operating expenses:
  Direct
    Casino......................................     451,764    394,786     1,231,363    1,100,052
    Food and beverage...........................      62,688     59,968       175,840      172,997
    Rooms.......................................      24,052     17,534        60,568       51,840
  Depreciation and amortization.................      75,617     62,306       210,077      174,811
  Write-downs, reserves and recoveries..........      10,373       (929)       13,626         (289)
  Project opening costs.........................       3,924      2,647         8,191        4,391
  Corporate expense.............................      12,376     11,883        39,784       37,476
  Headquarters relocation and reorganization
    costs.......................................          --        677            --        3,390
  Equity in losses of nonconsolidated
    affiliates..................................         174      9,567           597       43,863
  Venture restructuring costs...................        (217)        --         2,515           --
  Amortization of goodwill and trademarks.......       6,259      5,578        17,558       15,452
  Other.........................................     244,365    209,803       658,575      589,832
                                                  ----------   --------    ----------   ----------
      Total operating expenses..................     891,375    773,820     2,418,694    2,193,815
                                                  ----------   --------    ----------   ----------
Income from operations..........................     160,592    176,103       446,850      412,541
Interest expense, net of interest capitalized...     (63,685)   (59,257)     (191,100)    (167,842)
Loss on equity interests in subsidiaries, net...          --         --        (5,040)          --
Other income, including interest income.........       5,088      2,887         4,783        7,681
                                                  ----------   --------    ----------   ----------
Income before income taxes and minority
  interests.....................................     101,995    119,733       255,493      252,380
Provision for income taxes......................     (37,486)   (43,651)      (93,323)     (90,929)
Minority interests..............................      (2,692)    (4,102)       (8,279)     (11,509)
                                                  ----------   --------    ----------   ----------
Income before extraordinary gains (losses)......      61,817     71,980       153,891      149,942
Extraordinary gains (losses), net of income tax
  expense of $58 and benefit of $13 and $388....         106         --           (25)        (716)
                                                  ----------   --------    ----------   ----------
Net income......................................  $   61,923   $ 71,980    $  153,866   $  149,226
                                                  ==========   ========    ==========   ==========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (CONTINUED)
                                  (UNAUDITED)

                                                   THIRD QUARTER ENDED        NINE MONTHS ENDED
                                                  ----------------------   -----------------------
                                                  SEPT. 30,    SEPT. 30,   SEPT. 30,    SEPT. 30,
                                                     2001        2000         2001         2000
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)          ----------   ---------   ----------   ----------
Earnings per share--basic
  Income before extraordinary gains (losses)....  $     0.55   $   0.63    $     1.34   $     1.27
  Extraordinary gains (losses), net.............          --         --            --        (0.01)
                                                  ----------   --------    ----------   ----------
    Net income..................................  $     0.55   $   0.63    $     1.34   $     1.26
                                                  ==========   ========    ==========   ==========
Earnings per share--diluted
  Income before extraordinary gains (losses)....  $     0.54   $   0.61    $     1.32   $     1.25
  Extraordinary gains (losses), net.............          --         --            --        (0.01)
                                                  ----------   --------    ----------   ----------
    Net income..................................  $     0.54   $   0.61    $     1.32   $     1.24
                                                  ==========   ========    ==========   ==========
Average common shares outstanding...............     113,241    115,042       114,610      118,276
                                                  ==========   ========    ==========   ==========
Average common and common equivalent shares
  outstanding...................................     115,080    117,354       116,789      119,988
                                                  ==========   ========    ==========   ==========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                              ---------------------
                                                              SEPT. 30,   SEPT. 30,
                                                                2001        2000
(IN THOUSANDS)                                                ---------   ---------
Cash flows from operating activities:
  Net income................................................  $ 153,866   $ 149,226
  Adjustments to reconcile net income to cash flows from
    operating activities
    Extraordinary gains (losses), net, before income
      taxes.................................................         38       1,104
    Depreciation and amortization...........................    249,933     204,823
    Write-downs, reserves and recoveries....................     13,626         289
    Other noncash items.....................................     84,486      (1,528)
    Minority interests' share of income.....................      8,279      11,509
    Equity in losses of nonconsolidated affiliates..........        597      43,863
    Realized loss from equity interests in subsidiaries,
      net...................................................      5,040          --
    Net losses from asset sales.............................      1,123       1,169
    Net change in long-term accounts........................     (8,847)    (14,366)
    Net change in working capital accounts..................     49,830      74,130
                                                              ---------   ---------
      Cash flows provided by operating activities...........    557,971     470,219
                                                              ---------   ---------
Cash flows from investing activities:
  Payment for businesses acquired, net of cash acquired.....   (455,495)   (259,672)
  Land, buildings, riverboats and equipment additions.......   (376,002)   (267,715)
  Investments in and advances to nonconsolidated
    affiliates..............................................     (5,705)   (243,162)
  Proceeds from other asset sales...........................     14,490      85,948
  Proceeds from sales of equity interests in subsidiaries...      1,883     131,475
  Decrease in construction payables.........................       (475)     (1,698)
  Maturity of marketable equity securities for defeasance of
    debt....................................................      2,182      58,091
  Collection of notes receivable............................         --      12,500
  Other.....................................................    (12,851)     (4,926)
                                                              ---------   ---------
      Cash flows used in investing activities...............   (831,973)   (489,159)
                                                              ---------   ---------
Cash flows from financing activities:
  Net (repayments) borrowings under long-term lending
    agreements, net of deferred financing cost of $517 and
    $1,497..................................................   (215,013)    281,257
  Net short-term (repayments) borrowings, net of deferred
    financing costs of $460 for 2000........................    (30,000)    173,540
  Early extinguishments of debt.............................   (302,346)   (213,063)
  Premiums paid on early extinguishments of debt............     (7,970)     (1,104)
  Minority interests' distributions, net of contributions...     (9,500)     (9,575)
  Scheduled debt retirements................................     (2,225)     (2,141)
  Proceeds from issuance of 7.125% notes, net of discount of
    $2,130 and issue costs of $3,386........................    494,484          --
  Proceeds from issuance of 8.0% notes, net of discount of
    $5,540 and issue costs of $4,045........................    490,415          --
  Purchases of treasury stock...............................   (185,782)   (244,325)
  Proceeds from exercises of stock options..................     51,005      42,152
  Other.....................................................       (730)         --
                                                              ---------   ---------
      Cash flows provided by financing activities...........    282,338      26,741
                                                              ---------   ---------
Net increase in cash and cash equivalents...................      8,336       7,801
Cash and cash equivalents, beginning of period..............    299,202     233,581
                                                              ---------   ---------
Cash and cash equivalents, end of period....................  $ 307,538   $ 241,382
                                                              =========   =========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                       THIRD QUARTER ENDED      NINE MONTHS ENDED
                                                      ---------------------   ---------------------
                                                      SEPT. 30,   SEPT. 30,   SEPT. 30,   SEPT. 30,
                                                        2001        2000        2001        2000
(IN THOUSANDS)                                        ---------   ---------   ---------   ---------
Net income..........................................  $ 61,923    $ 71,980    $153,866    $149,226
Other comprehensive income:
  Unrealized (losses) gains on available-for-sale
    securities, net of tax (benefit) provision of
    $(159), $(19), $596 and $123....................      (292)        (31)        965         202
  Realization of loss on available-for sale
    securities, net of tax benefit provision of
    $123............................................        --          --        (226)         --
  Unrealized loss on natural gas contact, net of tax
    benefit of $248 and $1,169......................      (458)         --      (2,158)         --
  Foreign currency translation adjustments, net of
    tax provision of $56............................        --          --          --          90
  Realization of foreign currency adjustments, net
    of tax provision of $148........................        --          --          --         191
                                                      --------    --------    --------    --------
                                                          (750)        (31)     (1,419)        483
                                                      --------    --------    --------    --------
Comprehensive income................................  $ 61,173    $ 71,949    $152,447    $149,709
                                                      ========    ========    ========    ========

     See accompanying notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION AND ORGANIZATION

    Harrah's Entertainment, Inc. ("Harrah's Entertainment", the "Company", "we", "our" or "us", and including our subsidiaries where the context requires) is a Delaware corporation. Our casino entertainment facilities, operating under the Harrah's, Rio, Showboat, and Harveys brand names, include casino hotels in Reno, Lake Tahoe, Las Vegas and Laughlin, Nevada; two casino hotel properties in Atlantic City, New Jersey; a casino hotel in Central City, Colorado; riverboat and dockside casinos in Joliet and Metropolis, Illinois; East Chicago, Indiana; Council Bluffs, Iowa; Shreveport and Lake Charles, Louisiana; Tunica and Vicksburg, Mississippi; and North Kansas City and St. Louis, Missouri; and a greyhound racetrack and land-based casino in Council Bluffs, Iowa. We also manage a land-based casino in New Orleans, Louisiana, and casinos on Indian lands near Phoenix, Arizona; Cherokee, North Carolina; and Topeka, Kansas.

    We have reclassified certain amounts for the prior year to conform with our presentation for 2001.

NOTE 2--ACQUISITIONS

HARVEYS CASINO RESORTS

    On July 31, 2001, we consummated our acquisition of 100% of the capital stock of Harveys Casino Resorts ("Harveys"). The results of operations for Harveys are included in our Consolidated Condensed Financial Statements since that date. The purchase included the Harveys Resort & Casino in Lake Tahoe, Nevada, the Harveys Casino Hotel and the Bluffs Run Casino, both in Council Bluffs, Iowa, and the Harveys Wagon Wheel Hotel/Casino in Central City, Colorado. The addition of the Harveys properties expanded our geographic distribution to 25 casinos in 12 states, increased our nationwide casino square footage by almost 15% and added 1,109 hotel rooms, 149 table games and 5,768 slot machines to serve our customers. The transaction will introduce Harrah's and our Total Rewards customer-loyalty program to 1.7 million potential new customers within 150 miles of Council Bluffs and strengthen our relationships with customers throughout the Nevada-Northern California gaming market upon completion of the integration of these properties later this year.

    We paid approximately $294 million for the equity interests in Harveys, assumed approximately $350 million in outstanding debt and paid approximately
$9 million in acquisition costs. We also assumed a $50 million off-balance-sheet liability. We financed the acquisition and retired Harveys assumed debt with borrowings under our bank credit facilities. The acquisition is being accounted for as a purchase under the provisions of the newly issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and
No. 142, "Goodwill and Other Intangible Assets". The purchase price will be allocated to the underlying assets and liabilities based on their estimated fair values at the date of acquisition. We will determine the estimated fair values based on independent appraisals, discounted cash flows, quoted market prices and estimates made by management. We are in the process of obtaining third-party valuations of certain assets; thus, the allocation of the purchase price has not yet been finalized. To the extent that the purchase price exceeds the fair value of the net identifiable assets acquired, such excess will be allocated to goodwill. Under the provisions of SFAS No. 142, goodwill arising from the acquisition will not be amortized.

PLAYERS INTERNATIONAL, INC.

    On March 22, 2000, we completed our acquisition of Players
International, Inc. ("Players"), paying a total of $266 million to purchase Players outstanding common stock ($8.50 per share) and assuming

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2001
                                  (UNAUDITED)

NOTE 2--ACQUISITIONS (CONTINUED)
$150 million of Players 10 7/8% Senior Notes due 2005 (the "Players Notes"). At the time of the acquisition, Players operated a dockside riverboat casino on the Ohio River in Metropolis, Illinois; two cruising riverboat casinos in Lake Charles, Louisiana; two dockside riverboat casinos in Maryland Heights, Missouri, a suburb of St. Louis; and a horse racetrack in Paducah, Kentucky. Players and the Company jointly operated a landside hotel and entertainment facility at the Maryland Heights property. The operations of the Maryland Heights properties were consolidated with the adjacent Harrah's operations in second quarter 2000, the Lake Charles facility was converted to the Harrah's brand in fourth quarter 2000 and the Metropolis facility was converted to the Harrah's brand in third quarter 2001.

    The acquisition was funded by our Bank Facility and was accounted for as a purchase. The purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values at the date of acquisition. We determined the estimated fair values based on independent appraisals, discounted cash flows, quoted market prices and estimates made by management. To the extent that the purchase price exceeded the fair value of the net identifiable tangible assets acquired, such excess was allocated to goodwill and
is being amortized over 40 years. We will adopt SFAS   No. 142 as of January 1,
2002. Under the provisions of SFAS No. 142, amortization of goodwill will cease and the goodwill asset will be periodically assessed for impairment by applying a fair-value-based test.

NOTE 3--STOCKHOLDERS' EQUITY

    In addition to its common stock, Harrah's Entertainment has the following classes of stock authorized but unissued:

    Preferred stock, $100 par value, 150,000 shares authorized
    Special stock, $1.125 par value, 5,000,000 shares authorized--
        Series A Special Stock, 2,000,000 shares designated

    In April 2000, our Board of Directors authorized the repurchase of up to
12.5 million shares of our common stock in the open market and other transactions as market conditions warrant (the "April 2000 Plan"). During third quarter 2001, 4.5 million shares were repurchased, completing repurchases authorized under the April 2000 Plan. The 12.5 million shares were repurchased at an average price of $25.08 per share and were funded through available cash and borrowings from our revolving credit facilities.

    In July 2001, our Board of Directors authorized the repurchase of an additional six million shares of the Company's common stock before December 31, 2002 (the "July 2001 Plan"). Repurchases under the July 2001 Plan may be made from time to time in open market or negotiated transactions as market conditions and other factors warrant. At September 30, 2001, we had repurchased
2.1 million shares under the July 2001 Plan at an average price of $25.46 per share.

NOTE 4--DEBT

REVOLVING CREDIT FACILITIES

    At December 31, 2000, the Company had revolving credit and letter of credit facilities (the "Bank Facility"), which provided us with borrowing capacity of $1.9 billion. The Bank Facility consisted of a

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2001
                                  (UNAUDITED)

NOTE 4--DEBT (CONTINUED)
five-year $1.525 billion revolving credit and letter of credit facility maturing in 2004 and a separate $375 million 364-day revolving credit facility, which is renewable annually at the borrower's and lenders' options. On April 26, 2001, we renewed the 364-day facility and reduced the available borrowing capacity of that facility from $375 million to $328 million, reducing our total borrowing capacity available under the Bank Facility to $1.85 billion. We pay interest at a rate of 80 basis points over LIBOR for borrowings under the five-year facility and 85 basis points over LIBOR for borrowings under the 364-day facility. In addition, there is a facility fee for borrowed and unborrowed amounts, which is currently 20 basis points on the five-year facility and 15 basis points on the 364-day facility. The interest rate and facility fee are based on our current debt ratings and leverage ratio and may change as our debt ratings and leverage ratio change. As of September 30, 2001, $1.3 billion in borrowings were outstanding under the Bank Facility with an additional $83.1 million committed to back letters of credit and $98.4 million committed to back commercial paper borrowings. After consideration of these borrowings and commitments, $369.5 million of additional borrowing capacity was available to the Company as of September 30, 2001.

ISSUANCE OF NEW DEBT

    In January 2001, Harrah's Operating Company, Inc., a wholly-owned subsidiary of the Company ("HOC"), completed a private placement of $500.0 million principal amount 8% Senior Notes due 2011 (the "8% Notes"). The 8% Notes are unsecured and contain certain covenants that limit our ability to enter into certain sale and lease-back transactions, incur liens on our assets to secure debt, merge or consolidate with another company and transfer or sell substantially all of our assets. Proceeds from the 8% Notes were used to pay off a $150 million credit agreement scheduled to mature in June 2001 and to reduce indebtedness under our Bank Facility. In June 2001, the Company completed an exchange offer whereby the private placement notes were exchanged for public notes.

    In June 2001, HOC completed a private placement of $500.0 million principal amount 7.125% Senior Notes due 2007 (the "7.125% Notes"). The 7.125% Notes are unsecured and contain restrictive covenants identical to those of the 8% Notes. Proceeds from the 7.125% Notes were used to reduce indebtedness under our Bank Facility so that capacity would be available under the Bank Facility to fund our acquisition of Harveys. On October 15, 2001, we completed an exchange offer whereby the private placement notes were exchanged for public notes.

SHORT-TERM BORROWINGS

    In a program designed for short-term borrowings at lower interest rates than the rates paid under our Bank Facility, we have uncommitted line of credit agreements with two lenders whereby we can borrow up to $50 million for periods of ninety days or less. At September 30, 2001, we had borrowed $35 million under these agreements. These agreements have no impact on, and do not decrease the borrowing capacity under, our Bank Facility.

EARLY EXTINGUISHMENTS OF DEBT

    Upon our acquisition of Harveys on July 31, 2001, we retired Harveys' credit facility of approximately $192 million. During the third quarter of 2001, we redeemed all $150 million face amount of Harveys 10 5/8% Senior Subordinated Notes due 2006 (the "Harveys Notes") for the face amount plus accrued interest and a premium. We retired Harveys' credit facility and the Harveys Notes

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2001
                                  (UNAUDITED)

NOTE 4--DEBT (CONTINUED)
using proceeds from our Bank Facility. No gain or loss was recorded on the retirement of the Harveys debt.

    We redeemed the remaining $2.1 million face amount of the Showboat, Inc. 13% Senior Subordinated Notes on August 1, 2001, the first call date. These notes were defeased in 1998 by purchasing treasury securities that were deposited with trustees to pay the scheduled interest payments to the first call date and principal on the securities outstanding on each date. A gain of $0.1 million, net of tax, was recognized.

    In January 2001, we retired a $150 million credit agreement scheduled to mature in June 2001 and recorded an extraordinary loss of $0.1 million, net of tax.

    Approximately $2.3 million of the Players Notes were retired on April 28, 2000, in connection with a change of control offer. On June 5, 2000, we purchased approximately $13.1 million of the Players Notes in the open market for the face amount plus accrued interest and a premium. The remaining Players Notes were redeemed on June 30, 2000, for the face amount plus accrued interest and a premium. We recorded liabilities assumed in the Players acquisition, including the notes, at their fair value as of the date of consummation of the acquisition. The difference between the consideration paid to the holders of the Players Notes and the carrying value of the Players Notes on the dates of the redemptions was recorded in the second quarter of 2000 as an extraordinary loss of $0.7 million, net of tax. We retired the Players Notes using proceeds from a $150 million credit agreement and our Bank Facility.

    We redeemed the Showboat, Inc. 9 1/4% First Mortgage Bonds on May 1, 2000, the first call date. These bonds were defeased in 1998 by purchasing treasury securities which were deposited with trustees to pay the scheduled interest payments to the first call date and principal on the securities outstanding on such date. No gain or loss was recorded on the retirement of this debt.

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                               SEPTEMBER 30, 2001

                                  (UNAUDITED)

NOTE 5--SUPPLEMENTAL CASH FLOW DISCLOSURES

CASH PAID FOR INTEREST AND TAXES

    The following table reconciles our interest expense, net of interest capitalized, per the Consolidated Condensed Statements of Income, to cash paid for interest:

                                                                NINE MONTHS ENDED
                                                              ---------------------
                                                              SEPT. 30,   SEPT. 30,
                                                                2001        2000
(IN THOUSANDS)                                                ---------   ---------
Interest expense, net of amount capitalized.................  $191,100    $167,842
Adjustments to reconcile to cash paid for interest:
  Net change in accruals....................................   (36,094)    (20,253)
  Amortization of deferred finance charges..................    (3,516)     (3,058)
  Net amortization of discounts and premiums................      (274)        119
                                                              --------    --------
Cash paid for interest, net of amount capitalized...........  $151,216    $144,650
                                                              ========    ========
Cash (refunds) payments of income taxes, net of payments
  (refunds).................................................  $(42,978)   $ 14,750
                                                              ========    ========

NOTE 6--COMMITMENTS AND CONTINGENT LIABILITIES

NEW ORLEANS CASINO

    JCC Holding Company and its subsidiary, Jazz Casino Company, LLC (collectively, "JCC"), own and operate a land-based casino in New Orleans, Louisiana (the "Casino"). The Company has a minority ownership interest (and noncontrolling board representation) in JCC and a subsidiary of the Company manages the Casino. On January 4, 2001, JCC filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code to restructure its obligations to the State of Louisiana and the City of New Orleans, long-term debt, bank credit facilities and trade and other obligations. JCC's plan of reorganization was approved by the bankruptcy court on March 19, 2001, and was effective on March 29, 2001.

    Pursuant to the reorganization plan, the Company is guaranteeing an annual payment obligation of JCC owed to the State of Louisiana of $50 million in the first year ($24.9 million remained at September 30, 2001) and $60 million for three subsequent years. We receive a fee of 2% of the average amount at risk for providing this guarantee. Also pursuant to the reorganization plan, we received 49% of the new common stock of JCC and hold approximately $51 million of the new debt of JCC, which replaced $81.6 million owed to us prior to JCC's reorganization. We are also providing a $35 million revolving credit facility to JCC at market terms. A subsidiary of the Company continues to manage the Casino pursuant to an amended management agreement, which, among other things:
(i) changes the base management fee to an incentive management fee based on earnings of the business before interest expense, income taxes, depreciation, amortization and management fees, (ii) requires the Company to provide certain administrative services to JCC as part of its management fee without any reimbursement from JCC, and (iii) provides for termination of management services if minimum performance thresholds are not met.

    Due to the filing of bankruptcy by JCC, in fourth quarter 2000 we recorded reserves of $220 million for receivables not expected to be recovered in JCC's reorganization plan. In first quarter

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2001
                                  (UNAUDITED)

NOTE 6--COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)
2001, an additional $2.3 million was recorded to reserve for additional advances made to JCC during first quarter 2001 and to adjust the reserves for modifications to the approved reorganization plan.

NATIONAL AIRLINES, INC.

    We had an approximate 48% ownership interest in National Airlines, Inc. ("NAI"), which filed a voluntary petition for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code in December 2000. In June 2001, we abandoned all rights to our shares of NAI stock and stock purchase warrants. In fourth quarter 2000, we recorded write-offs and reserves totaling $39.4 million for our investment in and loans to NAI and our estimated net exposure under two letters of credit on behalf of NAI.

    We are exposed to up to $13 million of liability under a letter of credit on behalf of NAI, which expires on December 31, 2001. Our liability under this letter of credit will be reduced to $12.5 million on December 1, 2001. We have an agreement with another investor of NAI whereby that investor is obligated to reimburse us for approximately 56% of amounts that we pay in response to demands on both letters of credit. During second quarter, a subsidiary of the Company filed a lawsuit against the other investor for breach of contract due to the investor's failure to reimburse the Company for his share of drafts we have paid against an $8.6 million letter of credit. As contractually permitted, the guarantor has elected to submit the issue to arbitration. Our lawsuit is on hold pending the completion of arbitration. If we are required to fund under the remaining letter of credit and are unsuccessful in collecting from the other investor, we would record additional losses of up to $13 million for NAI.

CONTRACTUAL COMMITMENTS

    We continue to pursue additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties, guarantees by the Company of third party debt and development completion guarantees. Excluding guarantees and commitments for the New Orleans casino discussed above, as of September 30, 2001, we had guaranteed third party loans and leases of $108.9 million, which are secured by certain assets, and had commitments of $390.5 million for construction-related and other obligations.

    The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that require a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. As of September 30, 2001, the aggregate monthly commitment pursuant to these contracts, which extend for periods of up to 76 months from September 30, 2001, was $1.1 million.

    Effective March 1, 2001, we entered into a fixed price agreement with a third party to stabilize our cost of natural gas. The agreement is for a 24-month term and fixes the commodity portion of our natural gas cost at $5.09 per decatherm. At its inception, this derivative was determined to be an effective cash flow hedge for purposes of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". At September 30, 2001, the fair value of this contract was estimated to be a

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2001
                                  (UNAUDITED)

NOTE 6--COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)
$3.3 million loss. The unrealized loss from this derivative is recorded as a component of comprehensive income.

SEVERANCE AGREEMENTS

    As of September 30, 2001, we had severance agreements with 36 of our senior executives, which provide for payments to the executives in the event of their termination after a change in control, as defined. These agreements provide, among other things, for a compensation payment of 1.5 to 3.0 times the executive's average annual compensation, as defined, as well as for accelerated payment or accelerated vesting of any compensation or awards payable to the executive under any of our incentive plans. The estimated amount, computed as of September 30, 2001, that would be payable under the agreements to these executives based on earnings and stock options aggregated approximately
$67.4 million.

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

SELF-INSURANCE

    We are self-insured for various levels of general liability, workers' compensation and employee medical coverage. We also have stop loss coverage to protect against large claims. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of the financial position and operating results of Harrah's Entertainment, Inc. (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as "Harrah's Entertainment", "Company", "we", "our" and "us") for third quarter 2001 and 2000, updates, and should be read in conjunction with, Management's Discussion and Analysis of Financial Position and Results of Operations presented in our 2000 Annual Report. The information in this quarterly report on Form 10-Q presents financial information for only one quarter and results for the quarter may not be indicative of the results for future quarters or the full year.

SEPTEMBER 11 TERRORIST ATTACKS

    In the wake of the September 11, 2001, terrorist attacks, our Company, like most in our industry, felt the immediate impact of reduced travel, particularly in resort destinations. In the week following the attacks, gaming revenues and hotel occupancy declined at our properties; however, by the end of September, results rebounded to near-normal levels at many of our properties, particularly in drive-in markets. We believe that our geographic diversity has helped mitigate the impact of the attacks and the subsequent disruptions in airline service. The following table shows the states in which we operate and manage casinos and the percentage of our gaming volume generated by the properties in each state.

                                                                  PERCENTAGE OF GAMING VOLUME
                                                                 -----------------------------
                                                    NUMBER       QUARTER ENDED    NINE MONTHS
STATE                                            OF PROPERTIES   SEPT 30, 2001   SEPT 30, 2001
-----                                            -------------   -------------   -------------
Arizona........................................        1               2.4%             2.6%
Colorado.......................................        1               0.6              0.4
Illinois.......................................        2               9.7             10.4
Indiana........................................        1               5.8              6.1
Iowa...........................................        2               2.2              1.6
Kansas.........................................        1               3.2              3.2
Louisiana......................................        3              13.9             13.6
Mississippi....................................        2               3.2              3.1
Missouri.......................................        2              12.1             12.7
Nevada.........................................        7              20.5             20.7
New Jersey.....................................        2              17.8             17.0
North Carolina.................................        1               8.6              8.6
                                                      --             -----            -----
                                                      25             100.0%           100.0%
                                                      ==             =====            =====

ACQUISITION OF HARVEYS

    On July 31, 2001, we completed our acquisition of Harveys Casino Resorts ("Harveys"). We paid approximately $294 million for the equity interests in Harveys, assumed approximately $350 million in outstanding debt and paid approximately $9 million in acquisition costs. We also assumed a $50 million off-balance-sheet liability. We financed the acquisition, and retired Harveys assumed debt, with borrowings under our bank credit facilities. The purchase included the Harveys Resort & Casino in Lake Tahoe, Nevada, the Harveys Casino Hotel and the Bluffs Run Casino, both in Council Bluffs, Iowa, and the Harveys Wagon Wheel Hotel/Casino in Central City, Colorado. The addition of the Harveys properties expanded our geographic distribution to 25 casinos in 12 states, increased our nationwide casino square footage by almost 15% and added 1,109 hotel rooms, 149 table games and 5,768 slot machines to serve our customers. The transaction will introduce Harrah's and our Total Rewards customer-loyalty program to 1.7 million potential new customers within 150 miles of Council Bluffs and strengthen our relationships with customers throughout the Nevada-Northern California gaming market upon completion of the integration of these properties later this year.

JCC HOLDING COMPANY

    JCC Holding Company and its subsidiary, Jazz Casino Company, LLC (collectively, "JCC"), own and operate a land-based casino in New Orleans, Louisiana (the "Casino"). The Company has a minority ownership interest (and noncontrolling board representation) in JCC and a subsidiary of the Company manages the Casino. On January 4, 2001, JCC filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code to restructure its obligations to the State of Louisiana and the City of New Orleans, long-term debt, bank credit facilities and trade and other obligations. JCC's plan of reorganization was approved by the bankruptcy court on March 19, 2001, and was effective on March 29, 2001.

    Pursuant to the reorganization plan, the Company is guaranteeing an annual payment obligation of JCC owed to the State of Louisiana of $50 million in the first year ($24.9 million remained at September 30, 2001) and $60 million for three subsequent years. We receive a fee of 2% of the average amount at risk for providing this guarantee. Also pursuant to the reorganization plan, we received 49% of the new common stock of JCC and hold approximately $51 million of the new debt of JCC, which replaced $81.6 million owed to us prior to JCC's reorganization. We are also providing a $35 million revolving credit facility to JCC at market terms. A subsidiary of the Company continues to manage the Casino pursuant to an amended management agreement, which, among other things,
(i) changes the base management fee to an incentive management fee based on earnings of the business before interest expense, income taxes, depreciation, amortization and management fees, (ii) requires the Company to provide certain administrative services to JCC as part of its management fee without any reimbursement from JCC and (iii) provides for termination of management services if minimum performance thresholds are not met, subject to certain conditions.

    Due to the filing of bankruptcy by JCC, in fourth quarter 2000 we recorded reserves of $220 million for receivables not expected to be recovered in JCC's reorganization plan. In first quarter 2001, an additional $2.3 million was recorded to reserve for additional advances made to JCC during first quarter 2001 and to adjust the reserves for modifications to the approved reorganization plan.

                    OPERATING RESULTS AND DEVELOPMENT PLANS

OVERALL

                                                THIRD QUARTER      PERCENTAGE    FIRST NINE MONTHS    PERCENTAGE
                                             -------------------   INCREASE/    -------------------   INCREASE/
                                               2001       2000     (DECREASE)     2001       2000     (DECREASE)
(IN MILLIONS, EXCEPT EARNINGS PER SHARE)     --------   --------   ----------   --------   --------   ----------
Casino revenues............................  $  885.0    $789.7        12.1 %   $2,386.7   $2,144.5       11.3%
Net revenues...............................   1,052.0     949.9        10.7 %    2,865.5    2,606.4        9.9%
Income from operations.....................     160.6     176.1        (8.8)%      446.9      412.5        8.3%
Income before extraordinary items..........      61.8      72.0       (14.2)%      153.9      149.9        2.7%
Net income.................................      61.9      72.0       (14.0)%      153.9      149.2        3.2%
Earnings per share-diluted.................      0.54      0.61       (11.5)%       1.32       1.24        6.5%
Operating margin...........................      15.3%     18.5%       (3.2)pts     15.6%      15.8%      (0.2)pts

    Third quarter 2001 revenues increased 10.7% over third quarter 2000 due to the acquisition of Harveys and strong performance by our Central Region properties. Net income decreased 14.0% from the same quarter last year due primarily to charges in third quarter 2001 to refocus operations of our Rio property and increased health care costs.

    For the nine months ended September 30, 2001, revenues were up 9.9%, and net income increased 3.2% over the same nine-month period last year. These increases were driven, in part, by our acquisitions of Players International, Inc. ("Players") in March 2000, and Harveys at the end of July 2001, strong performances at most of our Central Region properties and significantly lower losses from our ownership interest in the Harrah's New Orleans casino.

    Gaming revenues continue to grow, reaffirming the success of our strategy to grow same store sales through customer loyalty programs. The following table compares third quarter 2001 gaming revenues to third quarter 2000 gaming revenues for our company-owned properties, including those acquired over the past three years.

                                                 THIRD QUARTER      PERCENTAGE    FIRST NINE MONTHS    PERCENTAGE
                                              -------------------   INCREASE/    -------------------   INCREASE/
                                                2001       2000     (DECREASE)     2001       2000     (DECREASE)
                                              --------   --------   ----------   --------   --------   ----------
(IN MILLIONS)
Casino revenues
Harrah's....................................   $505.0     $489.4        3.2 %    $1,411.9   $1,362.6       3.6%
Showboat acquisition........................    164.2      162.3        1.2 %       466.1      457.0       2.0%
Rio acquisition.............................     44.8       46.3       (3.2)%       143.3      135.7       5.6%
Players acquisition.........................    104.1       91.7       13.5 %       298.5      189.2       N/M
Harveys acquisition.........................     66.9         --        N/A          66.9         --       N/A
                                               ------     ------                 --------   --------
Total.......................................   $885.0     $789.7       12.1 %    $2,386.7   $2,144.5      11.3%
                                               ======     ======                 ========   ========

WESTERN REGION

                                                                                        FIRST NINE
                                                    THIRD QUARTER      PERCENTAGE         MONTHS          PERCENTAGE
                                                 -------------------   INCREASE/    -------------------   INCREASE/
                                                   2001       2000     (DECREASE)     2001       2000     (DECREASE)
                                                 --------   --------   ----------   --------   --------   ----------
(IN MILLIONS)
Casino revenues................................   $221.8     $200.7        10.5 %    $578.6     $540.6        7.0%
Net revenues...................................    330.2      304.8         8.3 %     899.1      847.4        6.1%
Operating profit...............................     31.5       48.9       (35.6)%     100.2       97.6        2.7%
Operating margin...............................      9.5%      16.0%       (6.5)pts    11.1%      11.5%      (0.4)pts

    Increases in Western Region third quarter 2001 revenues from the same period last year were due to inclusion of revenues from Harveys Lake Tahoe and Harveys Wagon Wheel since their acquisition on July 31, 2001. Excluding revenues from the newly acquired Harveys properties, Western Region revenues declined 3.5% from third quarter last year as a result of the interruption in airline service and the ensuing reduction in air travel following the events of September 11 and lower than normal retail, or non-tracked walk-in, business volumes in northern Nevada.

    Operating profit in the Western Region decreased 35.6% from the same period last year as a result of the decreased revenues discussed above and $13.0 million in nonrecurring charges recorded by the Rio Hotel and Casino. Excluding the $13.0 million of nonrecurring charges, operating profit declined 9.0%. Excluding operating profit of $6.5 million contributed by Harveys Lake Tahoe, operating profit from our northern Nevada properties decreased 20.3% from the same quarter last year, reflecting the declines in revenues coupled with increased promotions costs aimed at recapturing retail revenues. In southern Nevada, where the impact of the September 11 attacks and the ensuing effect on air travel most affected our business, operating profit, excluding the nonrecurring charges at the Rio, was down 31.7% from third quarter 2000. The Harveys property in Colorado contributed $800,000 in operating profit in the two months after the Harveys acquisition.

    For the nine months ended September 30, 2001, Western Region revenues increased 6.1% and operating profit increased 2.7% over the same period last year. Excluding the contributions of the Harveys properties in the Western Region and the nonrecurring charges at the Rio recorded in third quarter 2001, operating income increased 8.5% for the first nine months of 2001 compared to the same nine-month period last year. These increases were due to improved results at the Rio, driven primarily by favorable year-over-year table games hold percentage, and continued strong performance of Harrah's Las Vegas. Nine month year-over-year results also reflect the declines in retail business at our northern Nevada properties, where, excluding the contributions of Harveys Lake Tahoe, revenues declined 4.7% and operating profit declined 28.7%.

EASTERN REGION

                                                                                        FIRST NINE
                                                    THIRD QUARTER      PERCENTAGE         MONTHS          PERCENTAGE
                                                 -------------------   INCREASE/    -------------------   INCREASE/
                                                   2001       2000     (DECREASE)     2001       2000     (DECREASE)
                                                 --------   --------   ----------   --------   --------   ----------
(IN MILLIONS)
Casino revenues................................   $210.0     $211.3       (0.6)%     $572.6     $575.9       (0.6)%
Net revenues...................................    224.5      225.9       (0.6)%      609.3      613.7       (0.7)%
Operating profit...............................     58.0       62.8       (7.6)%      143.9      150.3       (4.3)%
Operating margin...............................     25.8%      27.8%      (2.0)pts     23.6%      24.5%      (0.9)pts

    At Showboat Atlantic City, revenues decreased 1.3% from the year-ago quarter, and operating profit decreased 21.8% from the same period last year due to the terrorist attacks and to increased costs of marketing designed to introduce the property's new amenities to the marketplace. Despite the disruption to business due to the September 11 terrorist attacks, Harrah's Atlantic City reported third quarter revenues and operating profit almost even with last year's third quarter revenues and operating profit records.

    Showboat Atlantic City's revenues decreased 1.6% and operating profit decreased 18.3% from the first nine months of 2000. The Atlantic City Showboat property, which is more reliant on bus customers, was impacted by poor weather during first quarter 2001 and also experienced construction disruptions related to reconfiguration of the casino floor. The reconfiguration of Showboat's casino floor was completed in the second quarter of 2001. Our tiered Total Rewards customer-loyalty program was implemented earlier this year at the Showboat and is expected to result in increased play as well as higher guest loyalty. For the first nine months of 2001, Harrah's Atlantic City's revenues were level with those reported for the same nine-month period last year and operating profit increased 2.9% over the same nine-month period last year.

    Construction is underway on a 450-room expansion at Harrah's Atlantic City, which will increase the hotel's capacity to more than 1,600 rooms. The expansion is expected to cost approximately $113 million, $46.9 million of which had been spent at September 30, 2001. The expansion is scheduled to be completed in second quarter 2002. In the third quarter we announced plans to further expand the Harrah's Atlantic City casino and hotel complex to create an additional 28,000 square feet of casino floor space and expand a buffet area. This project is to be built in two phases and phase 1 is scheduled to be completed in second quarter 2002. At September 30, 2001, $3.1 million had been spent on this project, which is expected to cost approximately $80 million.

CENTRAL REGION

                                                                                     FIRST NINE
                                                 THIRD QUARTER      PERCENTAGE         MONTHS          PERCENTAGE
                                              -------------------   INCREASE/    -------------------   INCREASE/
                                                2001       2000     (DECREASE)     2001       2000     (DECREASE)
                                              --------   --------   ----------   --------   --------   ----------
(IN MILLIONS)
Casino revenues.............................   $453.0     $377.6        20.0%    $1,235.1   $1,027.8       20.2%
Net revenues................................    476.5      397.0        20.0%     1,300.5    1,080.5       20.4%
Operating profit............................     97.2       83.2        16.8%       267.4      235.1       13.7%
Operating margin............................     20.4%      21.0%       (0.6)pts     20.6       21.8%      (1.2)pts

    CHICAGOLAND/ILLINOIS--Third quarter revenues at Harrah's Joliet were down 5.5% from the record revenues achieved in third quarter 2000, and operating profit for the quarter decreased 14.1% compared to the same period last year. These declines were due to construction disruptions associated with the conversion from riverboats to barges, which was completed in late September 2001. The conversion cost approximately $83 million, of which $58.1 million had been spent as of September 30, 2001. Following the decision in mid-2000 to remove the two riverboats from service, depreciation was accelerated to reduce the riverboats to their estimated salvage values during their expected remaining service life. In second quarter 2001, the estimated salvage values of the riverboats were reviewed and revised and the accelerated depreciation was increased from $2.4 million per quarter to $3.8 million per quarter. Harrah's East Chicago reported record third quarter revenues, an increase of 4.2% over third quarter 2000, and record operating profit, an increase of 13.5% over the same quarter last year. Construction is underway at the East Chicago property on a 292-room hotel, which is anticipated to be completed near year-end 2001. The project is expected to cost approximately $47.0 million, $24.2 million of which had been spent through September 30, 2001. Players Metropolis reported record revenues for third quarter 2001, up 9.2% over third quarter 2000. Operating profit was level with amounts reported in third quarter 2000. Construction was completed in September 2001 to renovate the Players Metropolis facilities and the property was converted to the Harrah's brand. This project cost approximately
$49 million, $37.5 of which had been spent at September 30, 2001.

    For the nine months ended September 30, 2001, revenues at Harrah's Joliet were level with the same period last year, but operating profit decreased 20.7%, due primarily to the accelerated depreciation on the riverboats that were removed from service in September 2001 and construction disruptions at that property. At Harrah's East Chicago revenues increased 6.3% and operating income increased 8.0% over the same nine-month period last year. For the first nine months of 2001, Players Metropolis contributed $91.6 million in revenues and $24.9 million in operating income, compared to $62.0 million and $19.0 million, respectively, for the same period last year due to our acquisition of Players in late first quarter of 2000.

    LOUISIANA--Harrah's Shreveport reported record third quarter revenues, an increase of 45.8% over last year's third quarter, and operating profit was 11.9% higher than in the same period last year. The revenue gains were aided by the new hotel and player amenities that opened during first quarter 2001. Increased depreciation associated with the newly constructed assets and a 1% increase in gaming taxes that was effective in second quarter 2001 caused margins to decline. Gaming taxes at this property will increase another 1% in 2002 and another 1% in 2003. At Harrah's Lake Charles revenues increased 9.9% while operating profit decreased 7.5% compared to the third quarter 2000. A major refurbishment of the hotel at this property that began in second quarter resulted in approximately one-third of the property's hotel rooms being out of service for the third quarter. This hotel refurbishment is estimated to cost
$14 million, of which $8.4 million had been spent at September 30, 2001. This refurbishment is expected to be completed in the fourth quarter of 2001. Also affecting operating profit was an increase in gaming taxes from 18.5% to 21.5% of gaming revenues, which was effective in second quarter 2001. No further tax rate increases are expected at this time.

    For the first nine months of 2001, Harrah's Shreveport experienced a 28.2% increase in revenues and an 8.4% decrease in operating income due to increased promotional expenses and the costs of inefficiencies associated with the staggered opening of the new 514-room hotel and other amenities during first quarter 2001. The Lake Charles property, which was acquired in the Players acquisition in March 2000 and re-branded to the Harrah's brand in fourth quarter 2000, contributed $130.0 million in revenue and $23.4 million in operating profit in the first nine months of 2001.

    MISSISSIPPI--Combined third quarter revenues at our Mississippi properties increased $3.3 million over third quarter 2000 and contributed $1.9 million more in operating profit than in the year-ago third quarter. For the nine months ended September 30, 2001, revenues at these properties increased $0.6 million and operating income increased $0.4 million.

    MISSOURI--Third quarter revenues at our Missouri properties increased 10.5% and operating profit increased 19.1% over the same period in 2000. These increases were due primarily to operational synergies achieved through the consolidation of the Players facility with the adjacent Harrah's casino in

St. Louis subsequent to our acquisition of Players in March 2000 and to improved efficiencies and record results following the consolidation of the North Kansas City operations into a single barge facility late in second quarter 2001. The combined St. Louis property reported revenues 13.3% above those reported in third quarter 2000, and operating income was 30.0% over the same period last year. Our North Kansas City property increased revenues 6.9% and operating profit 7.7% over third quarter last year.

    For the nine months ended September 30, 2001, revenues at our Missouri properties increased 18.4% and operating profit increased 28.3% over the first nine months of 2000. These increases were primarily attributable to our acquisition of Players and the integration of Players St. Louis and the Harrah's/Players jointly-owned shore-side facilities into our operations. Our St. Louis property reported nine-month revenues that were 26.8% higher than in the first nine months last year. Operating profit at that property was 45.2% higher than in the first nine months of 2000. Harrah's North Kansas City increased revenues 8.8% and operating profit 11.8% over the same nine-month period last year due to effective marketing, cost management efforts and facilities enhancements at that property. Construction was completed at the end of June 2001 on the new casino space at North Kansas City that resulted in the consolidation of all gaming space into a single facility and replaced the riverboat that had been used there since 1994. That riverboat was refurbished and replaced the riverboat at our Metropolis property.

    IOWA--Subsequent to their acquisition on July 31, 2001, the Harveys Casino Hotel and Bluffs Run Casino, both in Council Bluffs, Iowa, contributed
$42.3 million in revenues and $9.3 million in operating profit to third quarter results.

MANAGED AND OTHER CASINOS

    Our managed and other results for third quarter and the first nine months of 2001 were lower than in the same periods last year. Fees from Harrah's New Orleans and the Star City Casino in Sydney, Australia, were less in third quarter 2001 than in third quarter 2000 due to changes in the management agreements. No management fees were recognized from Harrah's New Orleans in first quarter 2001 due to the bankruptcy filing by JCC. Management fees for third quarter and the first nine months of 2001 from Indian-owned casinos increased 3.4% and 6.1%, respectively, from the same periods last year due primarily to strong performance at those casinos. Construction has begun on a 252-room hotel and conference center at the property in Cherokee, North Carolina, owned by the Eastern Band of Cherokee Indians and is scheduled for completion in second quarter 2002.

    During first quarter 2001, a temporary casino managed by the Rincon San Luiseno Band of Mission Indians in Southern California (the "Rincon") began operations near the site where a permanent casino, which we will manage, is scheduled to open in the fourth quarter of 2002. In the third quarter, the Rincon secured third-party financing, which we have guaranteed, for its permanent casino.

    During third quarter 2001, the Prairie Band Potawatomi Nation extended a contract with Harrah's Entertainment to manage the Nation's Harrah's Prairie Band Casino near Topeka, Kansas, for another five years, to 2008. In the past year, we have also extended the management contracts for the Indian facilities in Cherokee, North Carolina and Phoenix, Arizona.

    See "Debt and Liquidity" for further discussion of Harrah's guarantees of debt related to Indian projects.

OTHER FACTORS AFFECTING NET INCOME

                                                                                       FIRST NINE
                                                   THIRD QUARTER      PERCENTAGE         MONTHS          PERCENTAGE
                                                -------------------   INCREASE/    -------------------   INCREASE/
                                                  2001       2000     (DECREASE)     2001       2000     (DECREASE)
(DOLLARS IN MILLIONS)                           --------   --------   ----------   --------   --------   ----------
(Income)/expense:
Project opening costs.........................   $ 3.9      $  2.6        50.0 %    $  8.2     $  4.4        86.4 %
Corporate expense.............................    12.4        11.9         4.2 %      39.8       37.5         6.1 %
Headquarters relocation expense...............      --         0.7         N/M          --        3.4         N/M
Equity in losses of nonconsolidated
  affiliates..................................     0.2         9.6       (97.9)%       0.6       43.9       (98.6)%
Write-downs, reserves and recoveries..........    10.4        (0.9)        N/M        13.6       (0.3)        N/M
Venture restructuring costs...................    (0.2)         --         N/M         2.5         --         N/M
Amortization of goodwill and other intangible
  assets......................................     6.3         5.6        12.5 %      17.6       15.5        13.5 %
Interest expense, net.........................    63.7        59.3         7.4 %     191.1      167.8        13.9 %
Other income..................................    (5.1)       (2.9)       75.9 %      (4.8)      (7.7)      (37.7)%
Effective income tax rate.....................    36.8%       36.5%        0.3 pts    36.5%      36.0%        0.5 pts
Minority interests............................   $ 2.7      $  4.1       (34.1)%    $  8.3     $ 11.5       (27.8)%
Extraordinary (gains) losses, net of income
  taxes.......................................    (0.1)         --         N/M          --        0.7         N/M

    Corporate expense increased 4.2% in third quarter 2001 from the prior year level and 6.1% for the nine months ended September 30, 2001, compared to the same nine month period last year due to timing of certain expenses and increases in other costs associated with the growth and positioning of our Company.

    Equity in losses of nonconsolidated affiliates for third quarter and the first nine months of 2000 included our share of losses from Harrah's New Orleans and National Airlines, Inc. ("NAI"). As a result of the charges we recorded in fourth quarter 2000 following the voluntary bankruptcy petitions for reorganization relief filed by each of these entities, our equity pick-up of the operating losses for both Harrah's New Orleans and NAI ceased as of the end of 2000. With the implementation of JCC's reorganization plan, we resumed recording our share of JCC's results in second quarter, however, our ownership interest has increased to 49% compared to approximately 42% last year. Equity in losses of nonconsolidated affiliates for the nine months ended September 30, 2000, also included our pro rata share of the losses from the St. Louis shore-side facilities through the date of the Players acquisition.

    Write-downs, reserves and recoveries in third quarter 2001 reflect charges to write off the costs of abandoned assets, including $5.7 million at the Rio, and costs incurred to terminate an unfavorable marine services contract. The first nine months of 2001 also included a true-up to reserves recorded in fourth quarter 2000 in connection with the approval of JCC's reorganization plan and costs incurred in connection with the closure of our reservations center in Memphis, Tennessee. We have out-sourced this function to a third party service provider. Venture restructuring costs represent fees to bankers and other consultants who represented our interests in JCC's plan of reorganization.

    Amortization of goodwill and intangible assets increased from the third quarter last year when goodwill related to the Players acquisition was estimated while the purchase price allocation was in process. Amortization in third quarter 2001 also includes estimates for amortization of intangible assets acquired in the Harveys acquisition. Further contributing to higher amortization expense for the nine-month period ended September 30, 2001, was the acquisition of Players in late first quarter 2000 and the subsequent amortization of goodwill only from the date of acquisition.

    Interest expense was higher in third quarter 2001 than in third quarter last year due to a higher level of debt associated with the acquisition of Harveys and our stock repurchase programs. For the nine months ended September 30, 2001, interest was higher than in the first nine months of 2000 due to a higher level of debt associated with the acquisitions of Harveys and Players and our stock repurchase programs and to a second quarter 2001 charge arising from an initiative to reduce the volatility of a deferred compensation program.

    Other (income) expense increased in third quarter 2001 due primarily to a gain from the resolution of a contingency related to a former affiliate, partially offset by lower net investment results for Company-owned life insurance policies. For the nine months ended September 30, 2001, lower net investment results from the Company-owned life insurance policies caused the decrease in Other (income) expense compared to the same nine-month period last year.

    The effective income tax rates for both periods are higher than the federal statutory rate due primarily to state income taxes and that portion of our goodwill amortization that is not deductible for tax purposes.

    Minority interests reflects joint venture partners' share of income, which decreased in 2001 from the prior year as a result of lower earnings from those ventures due primarily to the accelerated depreciation on the riverboats that have now been removed from service.

    The extraordinary (gains) losses reported in both years were due to the early extinguishments of debt and the write-off of related unamortized deferred finance charges. (See Debt and Liquidity--Extinguishment of Debt.)

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

    Our planned development projects, if they go forward, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. Cash needed to finance projects currently under development as well as additional projects or acquisitions that may be pursued is expected to be made available from operating cash flows, bank borrowings (see Debt and Liquidity), joint venture partners, specific project financing, guarantees of third party debt and, if necessary, additional debt and/or equity offerings. Our capital spending for the first nine months of 2001 totaled approximately $394.6 million. Total capital expenditures for 2001, excluding the acquisition of Harveys, are expected to be between $485 million and $595 million, and for 2002 are expected to be between $300 million and $400 million.

                               DEBT AND LIQUIDITY

BANK FACILITY

    At December 31, 2000, the Company had revolving credit and letter of credit facilities (the "Bank Facility"), which provided us with borrowing capacity of $1.9 billion. The Bank Facility consisted of a five-year $1.525 billion revolving credit and letter of credit facility maturing in 2004 and a separate $375 million 364-day revolving credit facility, which is renewable annually at the borrower's and lenders' options. On April 26, 2001, we renewed the 364-day facility and reduced the available borrowing capacity of that facility from $375 million to $328 million, reducing our total borrowing capacity under the Bank Facility to $l.85 billion. We pay interest based upon 80 basis points over LIBOR for current borrowings under the five-year facility and 85 basis points over LIBOR for the 364-day facility. In addition, there is a facility fee for borrowed and unborrowed amounts, which is currently 20 basis points on the five-year facility and 15 basis points on the 364-day facility. The interest rate and facility fee are based on our current debt ratings and leverage ratio and may change as our debt ratings and leverage ratio change. As of September 30, 2001, $1.3 billion in borrowings were outstanding under the Bank Facility with an additional $83.1 million committed to back letters of credit and $98.4 million committed to back commercial paper borrowings. After consideration of these borrowings and commitments, $369.5 million of additional borrowing capacity was available to the Company as of September 30, 2001.

ISSUANCE OF NEW DEBT

    In January 2001, Harrah's Operating Company, Inc., a wholly-owned subsidiary of the Company ("HOC"), completed a private placement of $500.0 million principal amount 8% Senior Notes due 2011 (the "8% Notes"). The 8% Notes are unsecured and contain certain covenants that limit our ability to enter into certain sale and lease-back transactions, incur liens on our assets to secure debt, merge or consolidate with another company and transfer or sell substantially all of our assets. Proceeds from the 8% Notes were used to pay off a $150 million credit agreement scheduled to mature in June 2001 and to reduce indebtedness under our Bank Facility. In June 2001, the Company completed an exchange offer whereby the private placement notes were exchanged for public notes.

    In June 2001, HOC completed a private placement of $500.0 million principal amount 7.125% Senior Notes due 2007 (the "7.125% Notes"). The 7.125% Notes are unsecured and contain restrictive covenants identical to those of the 8% Notes discussed above. Proceeds from the 7.125% Notes were used to reduce indebtedness under our Bank Facility so that capacity would be available under the Bank Facility to fund our acquisition of Harveys. On October 15, 2001, we completed an exchange offer whereby the private placement notes were exchanged for public notes.

SHORT-TERM BORROWINGS

    In a program designed for short-term borrowings at lower interest rates than the rates paid under our Bank Facility, we have uncommitted line of credit agreements with two lenders whereby we can borrow up to $50 million for periods of ninety days or less. At September 30, 2001, we had borrowed $35 million under these agreements. These agreements have no impact on, and do not decrease the borrowing capacity under, our Bank Facility.

EARLY EXTINGUISHMENTS OF DEBT

    Upon our acquisition of Harveys on July 31, 2001, we retired Harveys' credit facility of approximately $192 million. During the third quarter of 2001, we redeemed all $150 million face amount of Harveys' 10 5/8% Senior Subordinated Notes due 2006 (the "Harveys Notes") for the face amount plus accrued interest and a premium. We retired Harveys' credit facility and the Harveys Notes using proceeds from our Bank Facility. No gain or loss was recorded on the retirement of the Harveys debt.

    We redeemed the remaining $2.1 million face amount of the Showboat, Inc. 13% Senior Subordinated Notes on August 1, 2001, the first call date. These notes were defeased in 1998 by purchasing treasury securities that were deposited with trustees to pay the scheduled interest payments to the first call date and principal on the securities outstanding on each date. A gain of $0.1 million, net of tax, was recognized.

    In January 2001, we retired a $150 million credit agreement scheduled to mature in June 2001 and recorded an extraordinary loss of $0.1 million, net of tax.

    Approximately $2.3 million of the Players Notes were retired on April 28, 2000, in connection with a change of control offer. On June 5, 2000, we purchased approximately $13.1 million of the Players Notes in the open market for the face amount plus accrued interest and a premium. The remaining Players Notes were redeemed on June 30, 2000, for the face amount plus accrued interest and a premium. We recorded liabilities assumed in the Players acquisition, including the notes, at their fair value as of the date of consummation of the acquisition. The difference between the consideration paid to the holders of the Players Notes and the carrying value of the Players Notes on the dates of the redemptions was recorded in the second quarter of 2000 as an extraordinary loss of $0.7 million, net of tax. We retired the Players Notes using proceeds from a $150 million credit agreement and our Bank Facility.

    We redeemed the Showboat, Inc. 9 1/4% First Mortgage Bonds on May 1, 2000, the first call date. These bonds were defeased in 1998 by purchasing treasury securities which were deposited with trustees to pay the scheduled interest payments to the first call date and principal on the securities outstanding on such date.

EQUITY REPURCHASE PROGRAM

    In April 2000, our Board of Directors approved a plan whereby we could purchase up to 12.5 million shares of the Company's stock in the open market. During third quarter 2001, 4.5 million shares were repurchased, completing repurchases authorized under this plan. The 12.5 million shares were repurchased at an average price of $25.08 per share and were funded through available cash and borrowings from our Bank Facility.

    In July 2001, our Board of Directors authorized the purchase of an additional six million shares of the Company's common stock before December 31, 2002. The purchases may be made from time to time in open market or negotiated transactions as market conditions and other factors warrant. At September 30, 2001, we had repurchased 2.1 million shares under this plan at an average price of $25.46 per share.

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

    The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that require a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment pursuant to the contracts for the three Indian-owned facilities now open, which extend for periods of up to 76 months from September 30, 2001, is $1.1 million.

    We may guarantee all or part of the debt incurred by Indian tribes with which we have entered a management contract to fund development of casinos on the Indian lands. For all existing guarantees of Indian debt, we have obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, the value of such property would satisfy our obligations in the event these guarantees were enforced. Additionally, we have received limited waivers from the Indian tribes of their sovereign immunity to allow us to pursue our rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken. The aggregate outstanding balance of such debt as of September 30, 2001, was $107.2 million.

    We had an approximate 48% ownership interest in NAI, which filed a voluntary petition for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code in December 2000. In June 2001, we abandoned all rights to our shares of NAI stock and stock purchase warrants. In fourth quarter 2000, we recorded write-offs and reserves totaling $39.4 million for our investment in and loans to NAI and our estimated net exposure under letters of credit on behalf of NAI.

    We are exposed to up to $13 million of liability under a letter of credit on behalf of NAI, which expires on December 31, 2001. We have an agreement with another investor of NAI whereby that investor is obligated to reimburse us for approximately 56% of amounts that we pay in response to demands on both letters of credit. During second quarter, a subsidiary of the Company filed a lawsuit against the other investor for breach of contract due to the investor's failure to reimburse the Company for his share of drafts we have paid against an $8.6 million letter of credit. As contractually permitted, the guarantor has elected to submit the issue to binding arbitration.

    If we are required to fund under the remaining letter of credit and are unsuccessful in collecting from the other investor, we would record additional losses of up to $13 million for NAI.

    Due to the rising cost of natural gas, particularly at our Nevada properties, we entered into a fixed price agreement with a third party effective March 1, 2001, to stabilize our cost of this resource. The agreement is for a 24-month term and fixes the commodity portion of our natural gas cost at $5.09 per decatherm. Our evaluation of the terms of this derivative contract applying the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," concluded that it is an effective cash flow hedge. This results in any unrealized gain or loss from this derivative instrument being recorded as a component of comprehensive income (e.g. a component of equity on the balance sheet) and not recorded in current income until realized. At September 30, 2001, the fair value of this contract was estimated to be a $3.3 million loss.

              EFFECTS OF CURRENT ECONOMIC AND POLITICAL CONDITIONS

AFTERMATH OF THE SEPTEMBER 11, 2001 ATTACKS

    We cannot predict the length or severity of the economic downturn that was precipitated by the September 11, 2001, terrorist attacks. A significant period of reduced discretionary spending and disruptions in airline travel and business conventions could have a material adverse impact on our results of operations.

COMPETITIVE PRESSURES

    Due to the limited number of new markets opening for development, many casino operators are reinvesting in existing markets in an effort to attract new customers, thereby increasing competition in those markets. As companies have completed expansion projects, supply has typically grown at a faster pace than demand in some markets and competition has increased significantly. Furthermore, several operators, including Harrah's Entertainment, have announced plans for additional developments or expansions in some markets.

    In October 2001, the legislature of the State of New York approved a bill authorizing six new tribal casinos in that state. The measure allows the governor of New York to negotiate gaming compacts with American Indian tribes to operate three casinos in the Catskills and three casinos in western New York.

    In September 1999, the State of California and approximately 60 Indian tribes executed Class III Gaming Compacts, which other California tribes can join. The Compacts, when effective, will allow each tribe to operate, on tribal trust lands, two casinos with up to 2,000 slot machines per tribe and unlimited house-banked card games.

    At this time, the ultimate impacts that the New York Compacts or the California Compacts may have on the industry or on our Company are uncertain.

    Although, historically, the short-term effect of similar competitive developments on the Company has been negative, we are not able to determine the long-term impact, whether favorable or unfavorable, that these trends and events will have on current or future markets. We believe that the geographic diversity of our operations; our focus on multi-market customer relationships; our service training, measurements and rewards programs; and our continuing efforts to establish our brands as premier brands upon which we have built strong customer loyalty have well-positioned us to face the challenges present within our industry. We utilize the unique capabilities of WINet, a sophisticated nationwide customer database, and Total Rewards, a nationwide loyalty and recognition program. Total Rewards provides our customers with a simple understanding of how to earn cash, comps and other benefits for playing at Harrah's Entertainment casinos. We believe both of these marketing tools provide us with competitive advantages, particularly with players who visit more than one market. All of our properties, with the exception of the newly-acquired Harveys properties, are integrated into both WINet and Total Rewards. Harveys Lake Tahoe, Harveys Council Bluffs and Bluffs Run are expected to be integrated into the programs by the end of 2001.

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

    We have historically reported the costs of such points as an expense, so we have reclassified these costs to be contra-revenues in our Consolidated Condensed Statements of Income to comply with the consensus. The amounts of expense reclassified for third quarter and the nine months ended September 30, 2000, were $3.5 million and $9.9 million, respectively.

    On June 30, 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets". SFAS
No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. We are accounting for our acquisition of Harveys as a purchase. SFAS No. 142 provides new guidance on the recognition and amortization of intangible assets, eliminates the amortization of goodwill and requires annual assessments for impairment of goodwill by applying a fair-value-based test. We have not yet quantified the effect SFAS No. 142 will have on our financial statements. Upon adoption of SFAS No. 142, our net income will no longer reflect amortization of goodwill, however, certain other intangible assets will continue to be amortized. Net income could also be impacted by any charge for impairment of goodwill. These SFAS's are effective for years beginning after December 15, 2001. Early adoption is not permitted.

    During third quarter, 2001, the Financial Accounting Standards Board also issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS
No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". For our Company, SFAS No. 143 will be effective in 2003 and SFAS No. 144 will be effective in 2002. We are currently evaluating the provisions of these two recently issued accounting pronouncements and have not yet determined the impact that adoption of these pronouncements will have on our results of operations or financial position.

                    PRIVATE SECURITIES LITIGATION REFORM ACT

    This quarterly report on Form 10-Q contains forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as the Company "believes," "expects," "anticipates," "plans," "foresees," "forecasts," "estimates," or other words or phrases of similar import. These include statements relating to the following activities, among others: (A) operations and expansions of existing properties, including future performance, anticipated scope and opening dates of expansions; (B) planned development of casinos and hotels that would be owned or managed by the Company and the pursuit of strategic acquisitions; (C) planned capital expenditures for 2001 and beyond;
(D) the impact of the WINet and Total Rewards Programs; and (E) any future impact of the Rincon development. Similarly, such statements herein that describe, generally or specifically, the Company's business strategy, outlook objectives, plans, intentions or goals are also forward-looking statements. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, the following factors as well as other factors described from time to time in the Company's reports filed with the SEC: construction factors, including delays in completion of projects, zoning issues, environmental restrictions, soil conditions, weather and other hazards, site access matters and building permit issues; access to available and feasible financing; cost overruns; regulatory, licensing and other government approvals, third party consents and approvals, and relations with partners, owners and other third parties; the inability to integrate the operations of acquired companies; conditions of credit markets and other business and economic conditions, including the duration and severity of the current economic downturn in the United States and the aftermath of the September 11, 2001, terrorist attacks and international and national economic problems; litigation, judicial actions and political uncertainties, including gaming legislative action, referenda, and taxation; abnormal gaming holds; construction disruptions and delays; ineffective marketing; and the effects of competition, including locations of competitors and operating and marketing competition and other risks and uncertainties described herein and in the Company's reports filed with the SEC. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made, and are qualified in their entirety by this and other cautionary statements herein and in our filings with the SEC. The statements in this 10-Q are as of September 30, 2001 or where clearly indicated as of the date of filing and we undertake no obligation to update any such forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed rate and variable rate obligations. Of our approximate $3.8 billion total debt at September 30, 2001, $1.4 billion is subject to variable interest rates, which averaged 4.4% at September 30, 2001. Assuming a constant outstanding balance for our variable rate debt for the next twelve months, a hypothetical 1% increase in interest rates would increase interest expense for the next twelve months by approximately $14.4 million.

    We do not currently utilize derivative transactions to hedge our exposure to interest rate changes. We do not hold or issue derivative financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions.

    We hold investments in various available-for-sale equity securities; however, our exposure to price risk arising from the ownership of these investments is not material to our consolidated financial position, results of operations or cash flows.

    We have entered into a fixed price agreement with a third party to stabilize our cost of natural gas. The agreement is for a 24-month term and fixes the commodity portion of our natural gas cost. Any unrealized gain or loss from this effective cash flow hedge, as determined pursuant to the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," is recorded as a component of comprehensive income. The estimated fair value of the contract as of September 30, 2001, was an unrealized loss of $3.3 million.

                           PART II--OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

*EX-10.1                Form of Guaranty and Loan Purchase Agreement dated as of
                        May 1, 2001 made by Harrah's Entertainment, Inc., Harrah's
                        Operating Company, Inc. and Harrah's NC Casino Company, LLC,
                        as Guarantors

*EX-10.2                Form of Put Agreement made and entered into as of July 11,
                        2001 by and among Harrah's Entertainment, Inc., Harrah's
                        Operating Company, Inc. and HCAL Corporation (collectively, the "Purchasers") and Wells Fargo Bank, National
                        Association, as Administrative Agent.

*EX-10.3                2001 Restatement of the Harrah's Entertainment, Inc.
                        Executive Supplemental Savings Plan, amended and restated effective April 1, 2001.

*EX-10.4                Trust Agreement dated June 20, 2001 by and between Harrah's
                        Entertainment, Inc. (the "Company") and Wells Fargo Bank
                        Minnesota, N.A. (the "Trustee").

*EX-10.5                Administrative Regulations, effective July 25, 2001, of the
                        Harrah's Entertainment, Inc. Long-Term Compensation Plan.


*EX-10.6                Description of Executive Life Insurance Plan effective
                        September 1, 2001.

*EX-11                  Computation of per share earnings.

------------------------

*   Filed herewith.

(b) The following reports on Form 8-K were filed by the Company during third quarter 2001.

    (i) Form 8-K filed July 6, 2001, regarding expected second-quarter results.

    (ii) Form 8-K filed July 18, 2001, reporting second-quarter results.

   (iii) Form 8-K filed July 20, 2001, regarding the completion of the Federal Trade Commission's review of the Harveys acquisition.

    (iv) Form 8-K filed July 27, 2001, announcing Board's approval of repurchase of up to 6 million shares and announcing the approval by the Nevada Gaming Commission and Nevada Gaming Control Board of the proposed acquisition of Harveys Casino Resorts.

    (v) Form 8-K filed July 31, 2001, announcing the completion of the acquisition of Harveys Casino Resorts.

    (vi) Form 8-K filed August 2, 2001, announcing the expansion of the casino and hotel at Harrah's Atlantic City.

   (vii) Form 8-K filed August 30, 2001, announcing the extension of the contract with the Prairie Band Potawatomi Nation to manage Harrah's Prairie Band Casino for an additional five years beginning January, 2003.

  (viii) Form 8-K filed September 25, 2001, addressing the effect of the terrorist attacks on the Company's business and expected future business trends.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       HARRAH'S ENTERTAINMENT, INC.

November 9, 2001                                       By:  /s/ ANTHONY D. MCDUFFIE
                                                            -----------------------------------------
                                                            Anthony D. McDuffie
                                                            VICE PRESIDENT AND
                                                            ASSISTANT CORPORATE CONTROLLER
                                                            (CHIEF ACCOUNTING OFFICER)

                                 EXHIBIT INDEX

                                                                                      SEQUENTIAL
     EXHIBIT NO.                                DESCRIPTION                            PAGE NO.
     -----------                                -----------                           ----------
 EX-10.1                Form of Guaranty and Loan Purchase Agreement dated as of
                        May 1, 2001 made by Harrah's Entertainment, Inc., Harrah's
                        Operating Company, Inc. and Harrah's NC Casino Company, LLC,
                        as Guarantors

 EX-10.2                Form of Put Agreement made and entered into as of July 11,
                        2001 by and among Harrah's Entertainment, Inc., Harrah's
                        Operating Company, Inc. and HCAL Corporation (collectively, the "Purchasers") and Wells Fargo Bank, National
                        Association, as Administrative Agent.

 EX-10.3                2001 Restatement of the Harrah's Entertainment, Inc.
                        Executive Supplemental Savings Plan, amended and restated effective April 1, 2001.

 EX-10.4                Trust Agreement dated June 20, 2001 by and between Harrah's
                        Entertainment, Inc. (the "Company") and Wells Fargo Bank
                        Minnesota, N.A. (the "Trustee").

 EX-10.5                Administrative Regulations, effective July 25, 2001, of the
                        Harrah's Entertainment, Inc. Long-Term Compensation Plan.

 EX-10.6                Description of Executive Life Insurance Plan effective
                        September 1, 2001.

 EX-11                  Computation of per share earnings.