Form 10-K
period 2001-12-31
HARRAHS ENTERTAINMENT INC
filed 2002-03-08
CIK 858339

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                          COMMISSION FILE NO. 1-10410

                           --------------------------

                          HARRAH'S ENTERTAINMENT, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                               I.R.S. NO. 62-1411755
       (State of Incorporation)                (I.R.S. Employer Identification No.)

          ONE HARRAH'S COURT,                                 89119
           LAS VEGAS, NEVADA                                (zip code)
    (Address of principal executive
               offices)

              Registrant's telephone number, including area code:
                                 (702) 407-6000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                TITLE OF EACH CLASS                        NAME OF EACH EXCHANGE ON WHICH REGISTERED
----------------------------------------------------  ----------------------------------------------------
Common Stock, Par Value $0.10 per share               NEW YORK STOCK EXCHANGE
                                                      CHICAGO STOCK EXCHANGE
                                                      PACIFIC EXCHANGE
                                                      PHILADELPHIA STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 2002, based upon the closing price of $38.17 for the Common Stock on the New York Stock Exchange on that date, was $4,286,461,151.

    As of January 31, 2002, the Registrant had 113,511,045 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement for the 2002 Annual Meeting of Stockholders, which will be filed within 120 days after the end of the fiscal year, are incorporated by reference into Part III hereof and portions of the Company's Annual Report to Stockholders for the year ended December 31, 2001 (the "Annual Report") are incorporated by reference into Parts I and II hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES.

    Harrah's Entertainment, Inc., a Delaware corporation, operates casinos in more markets in the United States than any other casino company. We conduct our business through a wholly owned subsidiary, Harrah's Operating Company, Inc. ("HOC"), and through HOC's subsidiaries. Our principal asset is the stock of HOC, which holds, directly or indirectly through subsidiaries, substantially all of the assets of our businesses. We were incorporated on November 2, 1989, and prior to such date operated under predecessor companies. Our principal executive offices are located at One Harrah's Court, Las Vegas, Nevada 89119, telephone
(702) 407-6000.

    In July 2001, we completed the acquisition of Harveys Casino Resorts ("Harveys") for a purchase price of approximately $661 million, including the assumption of approximately $350 million in debt. We incurred approximately $17 million in acquisition costs. We also assumed a $50 million contingent liability of Harveys. This liability is contingent upon the results of a referendum to be decided by the voters of Pottwattomie County, Iowa, in November 2002. We financed the acquisition and retired Harveys assumed debt, except for the contingent, off-balance-sheet liability, with borrowings under our bank credit facilities.

    Information concerning the status of expansions and improvements in our other properties during 2001 is set forth below under the heading "Casino Entertainment" where specific properties are discussed.

    Operating data for the three most recent fiscal years is set forth on page 31 of the Annual Report. This information is incorporated into this document by reference.

    For information on operating results and a discussion of those results, see "Management's Discussion and Analysis--Operating Results and Development Plans" on pages 18 through 29 of the Annual Report, which information is incorporated into this document by reference.

    This Annual Report on Form 10-K includes "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements contains words such as "may," "will," "project," "might," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," "continue" or "pursue," or the negative or other variations thereof or comparable terminology. In particular, they include statements relating to, among other things, future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. We have based these forward-looking statements on our current expectations and projections about future events.

    We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors as well as other factors described from time to time in our reports filed with the Securities and Exchange Commission:

       - the effect of economic, credit and capital market conditions on the economy in general, and on gaming and hotel companies in particular;

       - construction factors, including zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters and building permit issues;

       - our ability to timely and cost effectively integrate into our operations the companies that we acquire;

       - access to available and feasible financing;

       - changes in laws or regulations, third party relations and approvals, and decisions of courts, regulators and governmental bodies;

       - litigation outcomes and judicial actions, including gaming legislative action, referenda and taxation;

       - abnormal gaming holds; and

       - the effects of competition, including locations of competitors and operating and market competition.

    Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

                              CASINO ENTERTAINMENT

GENERAL

    Our casino business commenced operations in 1937. As of December 31, 2001, we owned and/or operated a total of approximately 1,458,021 square feet of casino space, 41,719 slot machines, 1,114 table games, 13,477 hotel rooms or suites, approximately 371,405 square feet of convention space, and 101 restaurants.

                        SUMMARY OF PROPERTY INFORMATION*

                         CASINO                               HOTEL        CONVENTION
                        SPACE--       SLOT                   ROOMS &        SPACE--                       ACRES OF     PARKING
PROPERTY               SQ. FT.(1)   MACHINES   TABLE GAMES    SUITES       SQ. FT.(1)   RESTAURANTS(2)   LAND(1)(3)   SPACES(1)
--------               ----------   --------   -----------   --------      ----------   --------------   ----------   ---------
Harrah's Las Vegas...     87,700     1,665          70         2,559         30,860            6            17.7        2,720
Rio..................    109,471     1,700          76         2,548         94,540           11            89.0        6,293
Harrah's Reno........     57,000     1,405          54           952         15,450            6             5.1        1,141
Harrah's Lake
  Tahoe..............     65,517     1,557          73           531         18,000            6            23.0        1,952
Harrah's Laughlin....     47,000     1,212          39         1,580         17,000            5            44.9        2,584
Harveys Lake Tahoe...     88,000     1,973          97           740         19,000            7            18.5        2,932
Bill's Lake Tahoe....     18,000       563          14            --             --            1             2.1          116
Harrah's Atlantic
  City...............     89,757     3,171          68         1,174(4)      26,107            6            35.8        3,822
Atlantic City
  Showboat...........    103,901     3,475          61           800(5)      22,454            5            20.7        3,061
Harveys Central
  City...............     40,000     1,010          15           118          2,000            1            50.0        1,460
Harrah's Joliet......     39,160     1,138          31           204          4,747            3             7.9          858
Harrah's
  Metropolis.........     29,600     1,177          25           120(6)       7,040            2             7.7          932
Harrah's East
  Chicago............     49,210     2,004          65           190(7)       4,500            3            11.0        2,926
Harrah's Council
  Bluffs.............     28,006     1,303          34           251         14,500            4            66.0        4,975
Harrah's
  Shreveport.........     28,226     1,217          32           514         18,700            4            11.2        1,805
Harrah's Lake
  Charles............     41,022     1,646          50           264          6,000            5            33.6        2,783
Harrah's Tunica......     50,000     1,296          22           200         13,464            4            88.0        2,708
Harrah's Vicksburg...     20,879       741          15           117          7,368            3            10.3          996
Harrah's St. Louis...    120,000     3,186          71           291         12,150            4           214.0        4,071
Harrah's North Kansas
  City...............     60,133     2,101          45           199         10,000            4            55.0        2,942
Harrah's Ak
  Chin(8)............     38,000       475           6           146         16,150            3            20.0          930
Harrah's Prairie
  Band(8)............     32,958       981          31           100             --            1            80.0          750
Harrah's New
  Orleans(8).........    100,000     2,561         120            --         10,000            2             7.3        1,880
Harrah's
  Cherokee(8)(9).....     60,000     2,662          --            --          1,375            3            56.3        2,148
Bluffs Run
  Casino(10).........     35,200     1,500          --            --             --            3            79.0        2,572

--------------------------

*   As of December 31, 2001.

 (1) Approximate.

 (2) Includes owned facilities and those operated by third parties.

 (3) Owned, leased or occupied by agreement.

 (4) Construction is underway on a 452-room hotel tower expected to be completed in the second quarter of 2002.

 (5) Construction commenced in first quarter 2002 on a 544-room hotel tower, which is expected to open in the third quarter of 2003.

 (6) A hotel is adjacent to the Metropolis facility in which the Company owns a 12.5% special limited partnership interest.

 (7) An additional 103 hotel rooms were completed in February 2002.

 (8) Managed.

 (9) 22,025 square feet of additional gaming space, 31,000 square feet of additional convention space and a 252-room hotel under construction are scheduled for completion in the second quarter of 2002. The hotel will be managed by the Company for a fee. The project also includes a new 700-space parking structure.

 (10) The property is owned by the Company, leased to the operator, and managed by the Company for the operator for a fee pursuant to an agreement that expires in October 2024.

OWNED CASINOS

ATLANTIC CITY, NEW JERSEY

    Harrah's Atlantic City is situated in the Marina area of Atlantic City. It consists of three 16-story hotel towers and adjoining low-rise buildings that house the casino space and the convention center. The facilities include an 800-seat showroom, a health club with a swimming pool, and a 63-slip marina. We also own 174 acres of predominantly wetlands in the Brigantine area and parcels totaling approximately 6.2 acres in Atlantic City outside the Marina area.

    Construction is underway on a 452-room expansion at Harrah's Atlantic City, which is expected to be completed in second quarter 2002 at an estimated cost of $113 million, which cost includes the construction of a 1,100 space valet parking garage that opened in May 2001. Construction has commenced to expand the casino floor space by 28,000 square feet and to expand a buffet area, at an estimated cost of $80 million. The expansions of the casino floor and the buffet area are being implemented in two phases. Phase I is expected to be completed in May 2002. The completion date for Phase II has not yet been determined.

    The Mardi Gras-themed Atlantic City Showboat is located on the Boardwalk in Atlantic City. Construction has commenced on a new 544-room hotel tower at the Showboat, which is expected to be completed in the third quarter of 2003 at an approximate cost of $90 million. During 2001, we completed $34 million in upgrades to the Showboat, including construction of two restaurants and a reconfiguration of the casino floor. The facility also has a 346-seat showroom.

    Most of Harrah's Atlantic City's and Atlantic City Showboat's customers arrive by car or bus from within a 150-mile radius, which includes Philadelphia, New York and northern New Jersey, the casinos' primary feeder markets.

LAS VEGAS, NEVADA

    Harrah's Las Vegas is located on the Las Vegas Strip and consists of a 15-floor hotel tower, a 23-floor hotel tower, two 35-floor hotel towers, and adjacent low-rise buildings. Also included are the 543-seat Commander's Theatre, a 362-seat cabaret, an arcade, a health club and a heated pool.

    The Rio All-Suite Hotel & Casino is situated adjacent to Interstate 15 near the heart of the Las Vegas Strip. The carnival and Mardi Gras-themed hotel and casino has three interconnected 21-story "Ipanema Towers," a 41-story "Masquerade Tower" and nine luxury Palazzo Suites in a complex adjoining the casino. In addition, the facility contains a 2,995-seat entertainment complex, a 32,000 square foot shopping area, and a 108,000 square foot outdoor entertainment area featuring a landscaped sand beach and three swimming pools. Rio also owns the Rio Secco Golf Club in nearby Henderson, Nevada, and approximately 30 acres of undeveloped land adjacent to and across Twain Avenue from the casino.

    Rio also has a showroom complex that includes a 1,500-seat, state-of-the-art theater with a balcony, a three-level lobby with hospitality center, and a theater promenade with approximately 10,000 square feet of retail space. The showroom complex is located adjacent to the Pavilion, which is Rio's 110,000 square foot entertainment/convention complex.

    The primary feeder markets for Harrah's Las Vegas are the Midwest, California and Canada. For Rio, the primary feeder market is Southern California.

LAKE TAHOE, NEVADA

    Harrah's Lake Tahoe is situated near Lake Tahoe and consists of an 18-story tower and adjoining low-rise building. The casino hotel includes the 800-seat South Shore Showroom, a 50-seat cabaret, a health club, retail shops, a heated pool and an arcade.

    Harveys Resort & Casino is also located near Lake Tahoe. The facility includes two towers (17 story and 12 story) and adjoining buildings. The resort has a 250-seat showroom, a wedding chapel, retail shops, a pool, and an arcade.

    We also own and operate Bill's Casino, which is located immediately adjacent to Harrah's Lake Tahoe.

    The primary feeder market for these casinos is California.

RENO, NEVADA

    Harrah's Reno, located in downtown Reno, consists of a casino hotel complex with a 24-story two-tower structure. The facilities include the 420-seat Sammy's Showroom, a pool, a health club and an arcade.

    The primary feeder markets for Harrah's Reno are Northern California, the Pacific Northwest and Canada.

LAUGHLIN, NEVADA

    Harrah's Laughlin is located adjacent to a natural cove on the Colorado River and features a 378-seat showroom and a 3,164-seat outdoor amphitheater. Other amenities include a park for recreational vehicles, a health club, swimming pools, an arcade and retail shops. It is the only property in Laughlin with a developed beachfront on the River.

    The casino's primary feeder markets are the Los Angeles and Phoenix metropolitan areas.

CENTRAL CITY, COLORADO

    Harveys Wagon Wheel is situated in Central City approximately 35 miles west of Denver. In addition to the casino and hotel, amenities include an entertainment lounge and several arcades. Additionally, we own approximately 40 acres of undeveloped land adjacent to the facility.

    The primary feeder market for the casino is the Denver metropolitan area.

JOLIET, ILLINOIS

    Harrah's Joliet is a dockside casino in downtown Joliet on the Des Plaines River. During the third quarter of 2001, the two existing riverboat casinos at Harrah's Joliet were replaced with two new dockside barges on which one completely new Harrah's casino is now located. The total cost of the replacement project was approximately $83 million. The new casino is a Las Vegas-style casino located on a single floor.

    The shoreside facilities adjacent to the casino include a pavilion featuring a lounge and a retail shop. Harrah's Joliet also has an 11-story luxury hotel with a fitness center. The hotel is located adjacent to the shoreside pavilion. We own 1.14 acres of additional land adjacent to the facility as a site for future development.

    A limited partnership, in which an indirect subsidiary of the Company is the 80 percent general partner, owns the shoreside facilities, hotel and underlying real property, the barges, and the riverboat and hotel businesses. The businesses are operated by Harrah's, as general partner in the partnership. The partnership also holds an easement for the boat basin/berth.

    The Chicago metropolitan area is the primary feeder market for Harrah's Joliet, with Joliet being only 30 miles from downtown Chicago.

EAST CHICAGO, INDIANA

    Harrah's East Chicago Casino is a riverboat casino operated on four different boat levels. The shoreside facilities include a pavilion. A new 293-room luxury hotel at Harrah's East Chicago was completed in February 2002 at a total cost of approximately $48 million.

    The Harrah's East Chicago Casino and Hotel is owned by the Showboat Marina Casino Partnership ("SMCP"), an Indiana general partnership, in which the Company now has an almost 100% ownership interest. We acquired a 55% interest in SMCP in connection with our acquisition of Showboat in June 1998 and in February 1999 increased our ownership interest by buying out substantially all of the minority partners in SMCP. Some of the minority partners have retained the right to repurchase shares of SMCP at, essentially, the original purchase price plus interest. If this occurs, it would reduce our interest to no less than 91%.

    The casino's primary feeder market is the Chicago metropolitan area.

TUNICA, MISSISSIPPI

    Harrah's Tunica is a dockside casino complex located approximately 30 miles south of downtown Memphis, Tennessee. The casino is constructed on a floating stationary barge. Shoreside facilities include a hotel, which features exercise facilities, a 250-seat showroom, and a retail shop.

    The dockside casino facilities are owned by a partnership that is 100% owned by the Company. The underlying land is held under a long-term lease to the partnership. Two nearby competitors and the partnership that owns Harrah's Tunica own a golf course and related facilities adjacent to Harrah's Tunica.

    The primary feeder market for Harrah's Tunica is the Memphis metropolitan area.

VICKSBURG, MISSISSIPPI

    Harrah's Vicksburg is a dockside casino entertainment complex. The facility, which is located in downtown Vicksburg on the Yazoo Diversion Canal of the Mississippi River, includes a 297-foot stationary riverboat casino designed in the spirit of a traditional 1800s riverboat. The casino is docked next to a shoreside complex, which features a seven story hotel and retail outlet. The Company owns the riverboat and hotel and owns or holds long-term rights to all real property pertaining to the project.

    The casino's primary feeder markets are western and central Mississippi and eastern Louisiana.

SHREVEPORT, LOUISIANA

    Harrah's Shreveport is a dockside casino in downtown Shreveport comprised of a 254-foot 19th-century design paddlewheeler riverboat, the ShreveStar. A pavilion adjoins the casino on the banks of the Red River.

    In first quarter 2001, a major expansion of our Shreveport facilities was completed and opened at a total cost of approximately $143 million. The expansion includes a 514-room hotel as well as four restaurants (including a 156-seat steakhouse, a 198-seat coffee shop, a 446-seat buffet and a coffee/ snack bar) and a new convention center, health spa and 437-space valet parking garage.

    The casino and related facilities are owned by a partnership that is 100% owned by the Company. The underlying land is held by the partnership under long-term leases from the City of Shreveport that expire on April 30, 2004 with eight 5-year renewal terms for the pavilion and hotel. The boat basin is subject to a lease from the State of Louisiana that expires on July 6, 2004 with three 10-year renewal terms.

    The primary feeder markets for the casino are northwestern Louisiana and east Texas, including the Dallas/Fort Worth metropolitan area.

NORTH KANSAS CITY, MISSOURI

    Harrah's North Kansas City is a dockside casino located in North Kansas City. In June 2001, all of the riverboat gaming space at Harrah's North Kansas City was consolidated into a single dockside facility. The cost of this project was approximately $46 million.

    Shoreside facilities, which are situated on land that is under a long-term lease expiring on December 31, 2004 with four 5-year renewal terms, include a hotel and pavilion. Additional amenities include a swimming pool and an exercise room.

    The casino's primary feeder market is the Kansas City metropolitan area.

ST. LOUIS, MISSOURI

    Harrah's St. Louis is a dockside casino complex in Maryland Heights in northwest St. Louis County, 16 miles from downtown St. Louis. Shoreside facilities include a hotel, an entertainment lounge, restaurants and retail space.

    The primary feeder market for Harrah's St. Louis is the St. Louis metropolitan area.

METROPOLIS, ILLINOIS

    Harrah's Metropolis is a dockside casino located in Metropolis on the Ohio River. In third quarter 2001, this facility was completely renovated with a different riverboat and new food and beverage facilities and converted to the Harrah's brand at a total cost of approximately $49 million. The facility includes a 350-seat showroom.

    The primary feeder markets for the Metropolis facility are southern Illinois, western Kentucky and central Tennessee.

LAKE CHARLES, LOUISIANA

    Harrah's Lake Charles is a dockside casino facility located in Lake Charles. The facility operates two riverboat casinos docked at a common site over waterbottoms subject to long-term leases from the State of Louisiana that expire on July 11, 2005 and August 27, 2005, respectively, with eight 5-year renewal terms. In fourth quarter 2001, a major renovation of this facility was completed. One of the existing riverboats was replaced with a newer riverboat and improvements were made to the hotel. The cost of this renovation was approximately $57 million.

    The primary feeder markets for the casino are southwestern Louisiana and eastern Texas, including the Houston metropolitan area.

COUNCIL BLUFFS, IOWA

    Harrah's Casino Hotel is a riverboat casino facility located next to the Missouri River, directly across from Omaha, Nebraska, in Council Bluffs, Iowa. Amenities in the shoreside hotel include a cabaret, a health club/spa, and a beauty salon/barber shop.

    The primary feeder market for the casino is the Omaha, Nebraska metropolitan area.

MANAGED CASINOS

NEW ORLEANS, LOUISIANA

    The Company owns an approximate 49% beneficial ownership interest in JCC Holding Company ("JCC"), which owns the Harrah's New Orleans Casino (the "Casino"). The Casino is managed by a subsidiary of the Company pursuant to a management agreement that expires October 28, 2018. The second floor of the Casino premises contains approximately 150,000 square feet of unfinished multipurpose non-gaming entertainment space.

    For more information concerning the reorganization plan of JCC and the Company's guarantee obligations and other financial matters regarding this plan, please see the information on page 27 and pages 44 and 45 of the Company's Annual Report to shareholders, which pages are incorporated herein by reference.

    The primary feeder market for Harrah's New Orleans casino is the New Orleans metropolitan area.

AK-CHIN, ARIZONA

    Harrah's Phoenix Ak-Chin casino is owned by the Ak-Chin Indian Community and is located on the Community's reservation, approximately 25 miles south of Phoenix. The casino includes an entertainment lounge and a retail shop. We manage the casino for a fee under a management agreement that expires in December 2004. The agreement contemplates an extension of the Community's compact with the State of Arizona, which expires in 2003.

    On March 12, 2001, the Ak-Chin Indian Community opened its new 146-room resort hotel, which is managed by us for a fee under a management agreement that expires in December 2004.

    The primary feeder markets for the casino are Phoenix and Tucson, Arizona.

CHEROKEE, NORTH CAROLINA

    We manage the Harrah's Cherokee Smoky Mountains Casino for the Eastern Band of Cherokee Indians on their reservation in Cherokee, North Carolina. The facility includes a multi-purpose entertainment room with approximately 1,500 theater-style seats and a gift shop. We manage the casino for a fee under a management contract expiring in November 2004.

    A 15-story, 252-room hotel and convention center and 22,025 square feet of additional casino space are under construction. The hotel will be connected to the casino via an elevated skywalk and will include 31,000 square feet of convention and conference space, as well as retail and dining space, a 700-space parking structure, a health club, and an indoor pool/spa. The hotel complex is scheduled for completion in second quarter 2002. We have guaranteed a loan in an approximate amount of $137 million in connection with this construction project.

    The casino's primary feeder markets are eastern Tennessee, western North Carolina, as well as northern Georgia and South Carolina.

TOPEKA, KANSAS

    Harrah's Prairie Band Casino-Topeka, located approximately 17 miles north of Topeka is managed by the Company for the Prairie Band Potawatomi Nation ("Prairie Band") on land owned by the Prairie Band. In addition to the casino and hotel the complex includes an entertainment lounge and a gift shop. The facilities are managed by the Company for a fee under a management contract expiring in January 2008.

    Topeka and Wichita, Kansas are the primary feeder markets for the casino.

BLUFFS RUN, IOWA

    We own a casino facility in Council Bluffs that is leased to and managed by us for the Iowa West Racing Association, a nonprofit corporation. The management agreement and other rights associated with this property were acquired in connection with the Harveys acquisition and expire in October 2024. The Company receives management fees and lease income under the agreement and pursuant to these rights. The facility includes wagering on the on-site greyhound racetrack and a recreational vehicle park for 123 vehicles.

RINCON, CALIFORNIA

    The Company has entered into agreements with the Rincon San Luiseno Band of Mission Indians to act as developer and manager for a casino hotel project to be built on the Band's land north of San Diego, California. In addition, the Company loaned the Band $29,200,000 to enable it to open a temporary casino pending the development of the permanent casino. The National Indian Gaming Commission approved the Company's management agreement with the Band in 2001. The agreement expires in 2007. The permanent project, which is expected to open in the second quarter of 2002, is designed to have 45,000 square feet of gaming space and a 200-room hotel. The expected cost of $125 million is being financed by a bank loan guaranteed by the Company. The temporary casino opened
January 11, 2001, and consists of a one-story, 35,050 square foot building with approximately 17,000 square feet of gaming space and approximately 759 slot machines.

                                     OTHER

    We own and operate Bluegrass Downs, a harness racetrack located in Paducah, Kentucky, which we acquired as part of the Players acquisition. The track holds live racing meets each fall, as well as year-round simulcasting of horse racing events. In addition, we manage a greyhound racing track in Council Bluffs, Iowa. The underlying property of this racetrack is owned by the Company and leased to the operator for whom we manage the operation.

    We also own a one-third interest in Turfway Park LLC, which is the owner of the Turfway Park thoroughbred race track located on 197 acres in Boone County, Kentucky. Turfway Park LLC owns a one-third interest in Kentucky Downs race track and has certain casino management rights should casino gaming be established in Kentucky. We own 47 acres of undeveloped land in the vicinity of the race track, which are currently held for sale.

                             PATENTS AND TRADEMARKS

    We own the following trademarks used in this document:
Harrah's-Registered Trademark-; Rio-Registered Trademark-;
Showboat-Registered Trademark-; Bill's-Registered Trademark-;
Harveys-Registered Trademark-, Bluffs Run-Registered Trademark-, Wagon Wheel-Registered Trademark-; Palazzo Suites(sm); Sammy's Showroom(sm); NorthStar(sm), ShreveStar(sm), South Shore Showroom(sm) and Rio Secco Golf Club-Registered Trademark-. Trademark rights are perpetual provided that the mark remains in use by the Company. We consider all of these marks, and the associated name recognition, to be valuable to our business. We hold five U.S. patents covering the technology associated with our Total Rewards program--U.S. Patent No. 5,613,912 issued March 25, 1997, expiring April 5, 2015 (which is the subject of a license agreement with Mikohn Gaming Corporation); U.S. Patent
No. 5,761,647 issued June 2, 1998, expiring May 24, 2016; U.S. patent
No. 5,809,482 issued September 15, 1998, expiring September 15, 2015; U.S. patent No. 6,003,013 issued December 14, 1999, expiring May 24, 2016; and U.S. Patent No. 6,183,362, issued February 6, 2001, expiring May 24, 2016. We consider these patents to be valuable to our business.

                                  COMPETITION

    We own or manage land-based, dockside, riverboat and Indian casino facilities in most of the U.S. casino entertainment jurisdictions. We compete with numerous casinos and casino hotels of varying quality and size in the market areas where our properties are located. We also compete with other non-gaming resorts and vacation areas, and with various other casino and other entertainment businesses. The casino entertainment business is characterized by competitors that vary considerably by their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. In certain areas, such as Las Vegas, we compete with a wide range of casinos, some of which are significantly larger and offer substantially more non-gaming activities to attract customers.

    In most markets, we compete directly with other casino facilities operating in the immediate and surrounding market areas. In major casino destinations, such as Las Vegas and Atlantic City, we face competition from other markets in addition to direct competition within our market areas.

    In recent years, with fewer new markets open for development, competition in existing markets has intensified. Many casino operators, including Harrah's Entertainment, have invested in expanding existing facilities, in the development of new facilities in existing markets, such as Las Vegas, and in the acquisition of established facilities in existing markets, such as our acquisition of the casinos owned by Rio, Showboat, Players and Harveys. This expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors has increased competition in many markets in which we compete, and this intense competition can be expected to continue. These competitive pressures have adversely affected our financial performance in certain markets and, we believe, have also adversely affected the financial performance of certain competitors operating in these markets.

    We believe we are well positioned to take advantage of any further legalization of casino gaming, the continued positive consumer acceptance of casino gaming as an entertainment activity, and increased visitation to casino facilities. However, the expansion of casino entertainment into new markets also presents competitive issues for us. For example, in October 2001, the legislature of the State of New York approved a bill authorizing six new tribal casinos in that state. The measure allows the Governor of New York to negotiate gaming compacts with American Indian tribes to operate three casinos in the Catskill Mountains and three casinos in western New York. Also, in September 1999, the State of California and approximately 60 Indian Tribes executed Class III Gaming compacts, which other California tribes can join. The compacts, which allow each tribe to operate, on tribal trust lands, two casinos with up to 2,000 slot machines per tribe and unlimited house-banked card games, were the subject of an amendment to the state's constitution approved in a statewide referendum on March 7, 2000. At this time, the ultimate impact that the New York legislation and the California referendum may have on the industry and on our Company is uncertain.

    Moreover, the casino entertainment industry is subject to political and regulatory uncertainty. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations--Effects of Current Economic and Political Conditions" on pages 27 and 28 and portions of "Management's Discussion and Analysis--Operating Results" and "--Regional Results and Development Plans" on pages 18 through 25 of the Annual Report, which information is incorporated into this document by reference.

                            GOVERNMENTAL REGULATION

GAMING REGULATION

    The gaming industry is highly regulated and we must maintain our licenses and pay gaming taxes to continue our operations. Each of our casinos is subject to extensive regulation under the laws, rules and regulations of the jurisdiction where it is located or docked. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interests in the gaming operations. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions.

    A more detailed description of the regulations to which we are subject is contained in Exhibit 99 to this Annual Report on Form 10-K, which Exhibit is incorporated herein by reference.

OTHER REGULATIONS

    Our businesses are subject to various federal, state and local laws and regulations in addition to gaming regulation. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results.

                               EMPLOYEE RELATIONS

    Harrah's Entertainment, through its subsidiaries, has approximately 42,000 employees. Labor relations with employees are believed by management to be good.

    Our subsidiaries have collective bargaining agreements covering approximately 4,200 employees. These agreements relate to certain casino, hotel and restaurant employees at Harrah's Atlantic City, Harrah's Las Vegas, Harrah's East Chicago and Showboat Atlantic City.

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

    The following table sets forth the high and low price per share of our common stock, as reported by the New York Stock Exchange for the last two years:

                                                               HIGH       LOW
                                                             --------   --------
2001
First Quarter..............................................  33.24       23.44
Second Quarter.............................................  38.29       27.50
Third Quarter..............................................  36.02       22.00
Fourth Quarter.............................................  37.51       25.02

2000
First Quarter..............................................  26.5625     17.000
Second Quarter.............................................  23.5625     17.125
Third Quarter..............................................  30.0625     21.125
Fourth Quarter.............................................  29.1875     23.000

    The approximate number of holders of record of our Common Stock as of January 31, 2002, was 9,986.

    We do not presently intend to declare cash dividends. Our Board of Directors may reevaluate this dividend policy in the future in light of our results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board.

ITEM 6. SELECTED FINANCIAL DATA.

    See the information for the years 1997 through 2001 set forth under "Financial and Statistical Highlights" on page 17 of the Annual Report, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    See the information set forth on pages 18 through 29 of the Annual Report, which information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    We are exposed to market risk, primarily changes in interest rates. We do not currently hold or issue derivative financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed rate and variable rate obligations. Of our approximate $3.8 billion total debt at December 31, 2001, $1.4 billion is subject to variable interest rates, which averaged 4.0% at December 31, 2001. Assuming a constant outstanding balance for our variable rate debt for the next twelve months, a hypothetical 1% increase in interest rates would increase interest expense for the next twelve months by approximately $13.8 million.

    The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates.

                                                                                                                           FAIR
                                            2002       2003       2004       2005       2006     THEREAFTER    TOTAL     VALUE(1)
                                          --------   --------   --------   --------   --------   ----------   --------   --------
                                                                           (DOLLARS IN MILLIONS)
LIABILITIES
Short-term debt
  Variable rate.........................   $31.0       $  -     $      -    $    -      $  -      $      -    $   31.0   $   31.0
    Average interest rate...............     3.0%         -%           -%        -%        -%            -%        3.0%
Long-term debt
  Fixed rate............................   $ 1.6       $1.7     $    1.5    $751.7      $1.7      $1,582.8    $2,341.0   $2,446.1
    Average interest rate...............     7.6%       7.4%         7.4%      7.9%      7.3%          7.5%        7.6%
  Variable rate.........................   $   -       $  -     $1,380.0    $    -      $  -      $      -    $1,380.0   $1,380.0
    Average interest rate...............       -%         -%         4.1%        -%        -%            -%        4.1%

------------------------------

(1) The fair values are based on the borrowing rates currently available for debt instruments with similar terms and maturities and market quotes of the Company's publicly traded debt.

    Our long-term variable rate debt reflects borrowings under revolving credit and letter of credit facilities provided to us by a consortium of banks with a total capacity of $1.853 billion. The interest rates charged on borrowings under these facilities are a function of the London Inter-Bank Offered Rate, or LIBOR. As such, the interest rates charged to us for borrowings under the facilities are subject to change as LIBOR changes.

    Foreign currency translation gains and losses were not material to our results of operations for the year ended December 31, 2001. We sold our management contract for a casino in a foreign country in January 2000. As a result of this transaction, we no longer have any ownership interests in businesses in foreign countries. Accordingly, we are not currently subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future operating results or cash flows.

    We also hold investments in various available-for-sale equity securities. Our exposure to price risk arising from the ownership of these investments is not material to our consolidated financial position, results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See the information set forth on pages 30 through 47 of the Annual Report, which information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

DIRECTORS

    See the information regarding the names, ages, positions and business experience of our directors set forth in the section entitled "Board of Directors" of the Proxy Statement, which information is incorporated herein by reference.

EXECUTIVE OFFICERS

                                              POSITIONS AND OFFICES HELD AND PRINCIPAL
NAME AND AGE                               OCCUPATIONS OR EMPLOYMENT DURING PAST 5 YEARS
------------                        ------------------------------------------------------------
Philip G. Satre (52)..............  Director since 1990, Chairman of the Board since January
                                    1997, and Chief Executive Officer since April 1994. Member of three-executive Office of the President (1999-2001),
                                    President (1991-1999) and Chief Operating Officer
                                    (1991-1994). President (1984-1995) of Harrah's Gaming Group.
                                    He is also a director of TABCORP Holdings Limited, an
                                    Australia public company in the leisure and entertainment
                                    business, JDN Realty Corporation, a real estate development and asset management company, and JCC Holding Company, a
                                    casino entertainment company. On January 4, 2001, JCC
                                    Holding Company filed a petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code. On
                                    March 29, 2001, the effective date of its plan of
                                    reorganization, JCC Holding Company emerged from bankruptcy.
Gary W. Loveman (41)..............  Director since 2000; President since April 2001; Chief
                                    Operating Officer since May 1998; member of the
                                    three-executive Office of the President from May 1999 to
                                    April 2001; Executive Vice President of Harrah's
                                    Entertainment from May 1998 to May 1999. Mr. Loveman was
                                    Associate Professor of Business Administration, Harvard
                                    University Graduate School of Business Administration from
                                    1994 to 1998, where his responsibilities included teaching
                                    MBA and executive education students, research and
                                    publishing in the field of service management, and
                                    consulting and advising large service companies. He is also a director of Coach, Inc., a designer and marketer of high quality handbags and women's and men's accessories, and
                                    Ventas, Inc., a healthcare real estate investment trust.
Charles L. Atwood (53)............  Senior Vice President and Chief Financial Officer since
                                    April 2001. Treasurer since October 1996. Vice President
                                    from October 1996 to April 2001.
John M. Boushy (47)...............  Senior Vice President, Operations Products & Services and
                                    Chief Information Officer since February 2001, Senior Vice
                                    President Brand Operations and Information Technology from
                                    1999 to 2001, Senior Vice President Information Technology
                                    and Marketing Services from 1993 to 1999.
Stephen H. Brammell (44)..........  Senior Vice President and General Counsel since July 1999.
                                    Secretary from May 2000 to February 2001. Vice President and
                                    Associate General Counsel from 1997 to 1999. Associate
                                    General Counsel from 1993 to 1997.
Janis L. Jones (52)...............  Senior Vice President, Communications/Government Relations
                                    since November 1999. Mayor of Las Vegas, Nevada, from 1991 to 1999.
Richard E. Mirman (36)............  Senior Vice President, Marketing since April 2000 and Vice
                                    President, Relationship Marketing from 1998 to 2000.
                                    Consultant in the financial and health services group for
                                    Booz-Allen & Hamilton, New York, a management and technology consulting firm, from 1994 to 1998.
Marilyn G. Winn (49)..............  Senior Vice President, Human Resources since May 1999.
                                    Senior Vice President and General Manager of Harrah's
                                    Shreveport from 1997 to 1999. Director of Slot Operations of
                                    Harrah's Las Vegas from 1995 to 1997.

ITEM 11. EXECUTIVE COMPENSATION.

    See the information set forth in the sections of the Proxy Statement entitled "Compensation of Directors," "Summary Compensation Table," "Option Grants in the Last Fiscal Year," "Aggregated Option Exercises in 2001 and December 31, 2001 Option Values" and "Certain Employment Arrangements", which sections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    See the information set forth in the sections of the Proxy Statement entitled "Ownership of Harrah's Entertainment Securities" and "Certain Stockholders," which sections are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    See the information set forth in the section of the Proxy Statement entitled "Certain Relationships and Related Transactions," which section is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) 1. Financial statements of the Company (including related notes to consolidated financial statements)* filed as part of this report are listed below:

        Report of Independent Public Accountants.

       Consolidated Balance Sheets as of December 31, 2001 and 2000.

       Consolidated Statements of Operations for the Years Ended
       December 31, 2001, 2000 and 1999.

       Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2001, 2000 and 1999.

       Consolidated Statements of Cash Flows for the Years Ended
       December 31, 2001, 2000 and 1999.

        2. Schedules for the years ended December 31, 2001, 2000 and 1999, are as follows:

No.
---
  I     --      Condensed financial information of registrant

 II     --      Consolidated valuation and qualifying accounts

Schedules III, IV, and V are not applicable and have therefore been omitted.

------------------------

*   Incorporated by reference from pages 30 through 47 of the Annual Report.

        4.  Exhibits

       NO.
------------------
            2(1)     Stock Purchase Agreement dated as of April 24, 2001 by and among Harrah's Entertainment, Inc., Colony HCR Voteco, LLC,
                     Colony Investors III, L.P., and Harveys Casino Resorts.
                     (Incorporated by reference from the Company's Quarterly
                     Report on Form 10-Q filed August 13, 2001, File No.
                     1-10410.)

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

          **3(2)     Bylaws of Harrah's Entertainment, Inc., as amended May 2,
                     2001.

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

       NO.
------------------
           10(2)     First Amendment, dated as of April 3, 2000, to the Five Year
                     Loan Agreement among Harrah's Entertainment, Inc., as
                     Guarantor, Harrah's Operating Company, Inc. and Marina
                     Associates, as Borrowers, The Lenders, Syndication Agent,
                     Document Agents and Co-Documentation Agents and Bank of
                     America National Trust and Savings Association, as
                     Administrative Agent. (Incorporated by reference from the
                     Company's Quarterly Report on Form 10-Q filed August 14,
                     2000, Filed No. 1-10410.)

           10(3)     Form of Second Amendment, dated as of April 26, 2001, to the
                     Five year Loan Agreement among Harrah's Entertainment, Inc.
                     as Guarantor, Harrah's Operating Company, Inc. and Marina
                     Associates, as Borrowers, The Lenders, Syndication Agent,
                     Document Agents and Co-Documentation Agents and Bank of
                     America National Trust and Savings Association (now known as
                     Bank of America, N.A., as Administrative Agent.
                     (Incorporated by reference from the Company's Quarterly
                     Report on Form 10-Q filed August 13, 2001, File No.
                     1-10410.)

           10(4) Form of Amended and Restated 364-Day Loan Agreement dated as of April 26, 2001 among Harrah's Entertainment, Inc. as
                     Guarantor, Harrah's Operating Company, Inc. and Marina
                     Associates, as Borrowers, The Lenders, Syndication Agent,
                     Documentation Agents and Bank of America, N.A., as
                     Administrative Agent (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed August 13,
                     2001, File No. 1-10410.)

           10(5)     First Amendment, dated as of April 3, 2000, to the 364 Day
                     Credit Agreement among Harrah's Entertainment, Inc., as
                     Guarantor, Harrah's Operating Company, Inc. and Marina
                     Associates, and Red River Entertainment of Shreveport,
                     Partnership in Commendam, as Borrowers, The Lenders,
                     Syndication Agent, Document Agents and Co-Documentation
                     Agents and Bank of America National Trust and Savings
                     Association, as Administrative Agent; Request for Extension to the Short Term Loan Agreement (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed
                     August 14, 2000, Filed No. 1-10410.)

           10(6)     Form of Guaranty and Loan Purchase Agreement dated as of May
                     1, 2001 made by Harrah's Entertainment, Inc., Harrah's
                     Operating Company, Inc. and Harrah's NC Casino Company, LLC, as Guarantors. (Incorporated by reference from the Company's
                     Quarterly Report on Form 10-Q filed November 9, 2001, File
                     No. 1-10410.)

           10(7) Form of Put Agreement made and entered into as of July 11, 2001 by and among Harrah's Entertainment, Inc., Harrah's
                     Operating Company, Inc. and HCAL Corporation (collectively, the "Purchasers") and Wells Fargo Bank, National
                     Association, as Administrative Agent. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed November 9, 2001, File No. 1-10410.)

           10(8)     Indenture, dated as of December 9, 1998, among Harrah's
                     Operating Company, Inc. as Issuer, Harrah's Entertainment,
                     Inc., as Guarantor and IBJ Schroder Bank & Trust Company, as
                     Trustee relating to the 7 7/8% Senior Subordinated Notes Due
                     2005. (Incorporated by reference from the Company's Annual
                     Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 19, 1999, File No. 1-10410.)

           10(9)     Indenture, dated as of December 18, 1998, among Harrah's
                     Operating Company, Inc. as obligor, Harrah's Entertainment,
                     Inc., as Guarantor, and IBJ Schroder Bank & Trust Company, as Trustee relating to the 7 1/2% Senior Notes Due 2009.
                     (Incorporated by reference from the Company's Registration
                     Statement on Form S-3 of Harrah's Entertainment, Inc. and
                     Harrah's Operating Company, Inc., File No. 333-69263, filed
                     December 18, 1998.)

       NO.
------------------
           10(10)    Indenture, dated as of January 29, 2001, between Harrah's
                     Operating Company, Inc., as Issuer, Harrah's Entertainment,
                     Inc., as Guarantor, and Bank One Trust Company, N.A., as
                     Trustee, relating to the 8.0% Senior Notes Due 2011.
                     (Incorporated by reference from the Company's Annual Report on Form 10-K filed on March 28, 2001, File No. 1-10410.)

           10(11)    Indenture, dated as of June 14, 2001, between Harrah's
                     Operating Company, Inc., as Issuer, Harrah's Entertainment,
                     Inc., as Guarantor, and Firstar Bank, N.A., as Trustee, relating to the 7 1/8% Senior Notes due 2007. (Incorporated by reference from the Company's Registration Statement on Form S-4 of Harrah's Entertainment, Inc. and Harrah's
                     Operating Company, Inc., File No. 333-68360, filed August
                     24, 2001.)

           10(12)    Registration Rights Agreement, dated January 29, 2001 among
                     Harrah's Operating Company, Inc., Harrah's Entertainment,
                     Inc., as Guarantor, and Salomon Smith Barney, Inc., on behalf of the Initial Purchasers, relating to the 8.00%
                     Senior Notes Due 2011. (Incorporated by reference from the
                     Company's Annual Report on Form 10-K filed on March 28,
                     2001, File No. 1-10410.)

           10(13)    Registration Rights Agreement, dated June 14, 2001 among
                     Harrah's Operating Company, Inc., Harrah's Entertainment,
                     Inc., as Guarantor, and Salomon Smith Barney, Inc., on behalf of the Initial Purchasers, relating to the 7 1/8%
                     Senior Notes due 2007. (Incorporated by reference from the Company's Registration Statement on Form S-4 of Harrah's
                     Entertainment, Inc. and Harrah's Operating Company, Inc.,
                     File No. 333-68360, filed August 24, 2001.)

           10(14)    Issuing and Paying Agent Agreement, dated as of May 19,
                     2000, among Harrah's Operating Company, Inc., as Issuer,
                     Harrah's Entertainment, Inc., as Guarantor, and Bank One,
                     National Association, as issuing and paying agent; Corporate
                     Commercial Paper Master Note in favor of Cede & Co., as nominee of The Depository Trust Company, by Harrah's
                     Operating Company, Inc., as Issuer, and Bank One, N.A., as
                     Paying Agent. (Incorporated by reference from the Company's
                     Quarterly Report on Form 10-Q filed August 14, 2000, File
                     No. 1-10410.)

           10(15) Commercial Paper Dealer Agreement, dated as of May 3, 2000, among Harrah's Operating Company, Inc., as Issuer, Harrah's
                     Entertainment, Inc., as Guarantor, and Banc of America
                     Securities LLC, as Dealer. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed August 14,
                     2000, File No. 1-10410.)

           10(16) Commercial Paper Dealer Agreement, dated as of May 3, 2000, among Harrah's Operating Company, Inc., as Issuer, Harrah's
                     Entertainment, Inc., as Guarantor, and Credit Suisse First
                     Boston Corporation, as Dealer. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed
                     August 14, 2000, File No. 1-10410.)

           10(17)    Tax Sharing Agreement, dated June 30, 1995, between The
                     Promus Companies Incorporated and Promus Hotel Corporation.
                     (Incorporated by reference from the Company's Quarterly
                     Report on Form 10-Q for the quarter ended June 30, 1995, filed August 14, 1995, File No. 1-10410.)

          +10(18)    Form of Indemnification Agreement entered into by The Promus
                     Companies Incorporated and each of its directors and executive officers. (Incorporated by reference from the Company's Registration Statement on Form 10, File No.
                     1-10410, filed on December 13, 1989.)

          +10(19) Financial Counseling Plan of Harrah's Entertainment, Inc. as amended January 1996. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed March 6, 1996, File No.
                     1-10410.)

       NO.
------------------
          +10(20)    The Promus Companies Incorporated 1996 Non-Management
                     Director's Stock Incentive Plan dated April 5, 1995.
                     (Incorporated by reference from the Company's Proxy
                     Statement for the May 26, 1995 Annual Meeting of
                     Stockholders, filed April 25, 1995.)

          +10(21)    Amendment dated February 20, 1997 to 1996 Non-Management
                     Director's Stock Incentive Plan. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, filed May 13, 1997, File No.
                     1-10410.)

          +10(22)    Amendment dated as of November 15, 2000 to the Harrah's
                     Entertainment, Inc. Non-Management Directors Stock Incentive
                     Plan. (Incorporated by reference from the Company's Annual
                     Report on Form 10-K filed on March 28, 2001, File No.
                     1-10410.)

          +10(23)    Description of Amendments to Benefits for Non-Management
                     Directors, effective February 21, 2001. (Incorporated by reference from page 11 of the Company's Proxy Statement for the May 3, 2001 Annual Meeting of Shareholders, filed March
                     27, 2001.)

          +10(24)    The Promus Companies Incorporated Key Executive Officer
                     Annual Incentive Plan dated February 24, 1995. (Incorporated by reference from the Company's Quarterly Report on Form
                     10-Q for the quarter ended June 30, 1995, filed August 14,
                     1995, File No. 1-10410.)

          +10(25)    Summary Plan Description of Executive Term Life Insurance
                     Plan. (Incorporated by reference from the Company's Annual
                     Report on Form 10-K for the fiscal year ended December 31, 1996, filed March 11, 1997, File No. 1-10410.)

          +10(26)    Description of Executive Life Insurance Plan effective
                     September 1, 2001. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed November 9,
                     2001, File No. 1-10410.)

          +10(27)    Executive Supplemental Savings Plan dated February 21, 2001.
                     (Incorporated by reference from the Company's Quarterly
                     Report on Form 10-Q filed May 11, 2001, File No. 1-10410.)

          +10(28)    First Amendment, dated May 2, 2001, to the Executive
                     Supplemental Savings Plan. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed August 13,
                     2001, File No. 1-10410.)

          +10(29)    2001 Restatement of the Harrah's Entertainment, Inc.
                     Executive Supplemental Savings Plan, amended and restated effective April 1, 2001. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed November 9,
                     2001, File No. 1-10410.)

        **+10(30)    Second Amendment to the 2001 Restatement of the Harrah's
                     Entertainment, Inc. Executive Supplemental Savings Plan
                     approved November 13, 2001.

          +10(31) Form of Agreement, dated October 30, 1996, regarding cancellation and reissue of stock options, entered into with Philip G. Satre, Colin V. Reed, and John M. Boushy; and Form of Reissued Stock Option. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed March 11, 1997, File No.
                     1-10410.)

          +10(32)    Employment Agreement dated as of January 1, 1999, between
                     Harrah's Entertainment, Inc. and Philip G. Satre.
                     (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed March 13, 2000, File No. 1-10410.)

          +10(33)    Amended and Restated Severance Agreement dated as of October
                     31, 1997 entered into with Philip G. Satre. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed March 10, 1998, File No. 1-10410.)

       NO.
------------------
          +10(34)    Severance Agreement dated October 29, 1998 entered into with
                     Philip G. Satre. (Incorporated by reference from the
                     Company's Annual Report on Form 10-K for the fiscal year
                     ended December 31, 1998, filed March 19, 1999, File No.
                     1-10410.)

          +10(35)    Amendment, dated as of May 9, 2001, to Deferred Compensation
                     Agreement dated October 1, 1986, between Philip G. Satre and
                     Harrah's Operating Company, Inc. successor to Harrah's Club, as amended January 1, 1987 and December 13, 1993.
                     (Incorporated by reference from the Company's Quarterly
                     Report on Form 10-Q filed August 13, 2001, File No.
                     1-10410.)

          +10(36)    Employment Agreement and Addendum dated May 4, 1998, between
                     Harrah's Entertainment, Inc. and Gary W. Loveman.
                     (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 19, 1999, File No. 1-10410.)

          +10(37) Amendment to Employment Agreement dated April 26, 2000, between Harrah's Entertainment, Inc. and Gary W. Loveman.
                     (Incorporated by reference from the Company's Quarterly
                     Report on Form 10-Q filed August 14, 2000, File No.
                     1-10410.)

          +10(38) Amendment to Employment Agreement dated February 21, 2001, between Harrah's Operating Company, Inc. and Gary W.
                     Loveman. (Incorporated by reference from the Company's
                     Quarterly Report on Form 10-Q filed May 11, 2001, File No.
                     1-10410.)

          +10(39)    Severance Agreement dated October 29, 1998 entered into with
                     Gary W. Loveman. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 19, 1999, File No.
                     1-10410.)

          +10(40) Amendment to Severance Agreement dated April 26, 2000, between Harrah's Entertainment, Inc. and Gary W. Loveman.
                     (Incorporated by reference from the Company's Quarterly
                     Report on Form 10-Q filed August 14, 2000, File No.
                     1-10410.)

          +10(41)    Description of Terms of Stock Option and TARSAP grants for
                     Gary W. Loveman on April 30, 1998. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 7, 1998,
                     File No. 1-10410.)

          +10(42)    Description of Terms of Amendment to TARSAP grants for Gary
                     W. Loveman on November 11, 1999. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed March 13, 2000, File
                     No. 1-10410.)

        **+10(43)    Employment Agreement dated June 22, 2001 between Harrah's
                     Operating Company, Inc. and Charles Atwood.

          +10(44)    Severance Agreement dated April 23, 2001 between Harrah's
                     Entertainment, Inc. and Charles L. Atwood. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed August 13, 2001, File No. 1-10410.)

          +10(45)    Form of Employment Agreement dated April 1, 1998, between
                     Harrah's Entertainment, Inc. and John M. Boushy.
                     (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 19, 1999, File No. 1-10410.)

          +10(46) Addendum dated April 1, 1998, to Employment Agreement between Harrah's Entertainment, Inc. and John M. Boushy.
                     (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 19, 1999, File No. 1-10410.)

       NO.
------------------
          +10(47)    Amendment to Employment Agreement, dated August 2, 2000,
                     between Harrah's Operating Company, Inc. and John M. Boushy.
                     (Incorporated by reference from the Company's Quarterly
                     Report on Form 10-Q filed November 13, 2000, File No.
                     1-10410.)

          +10(48) Amendment to Employment Agreement, dated April 30, 2001, between Harrah's Operating Company, Inc. and John M. Boushy.
                     (Incorporated by reference from the Company's Quarterly
                     Report on Form 10-Q filed August 13, 2001, File No.
                     1-10410.)

          +10(49)    Form of Amended and Restated Severance Agreement dated as of
                     October 31, 1997 entered into with John M. Boushy.
                     (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed March 10, 1998, File No. 1-10410.)

          +10(50) Form of Severance Agreement dated October 29, 1998 entered into with John M. Boushy. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed March 10, 1998, File No.
                     1-10410.)

          +10(51)    Employment Agreement dated July 30, 1999, between Harrah's
                     Operating Company, Inc. and Stephen H. Brammell.
                     (Incorporated by reference from the Company's Quarterly
                     Report on Form 10-Q filed November 12, 1999, File No.
                     1-10410.)

          +10(52) Amendment to Employment Agreement dated August 2, 2000, between Harrah's Operating Company, Inc. and Stephen H.
                     Brammell. (Incorporated by reference from the Company's
                     Quarterly Report on Form 10-Q filed November 13, 2000, File
                     No. 1-10410.)

          +10(53)    Severance Agreement dated July 30, 1999, between Harrah's
                     Entertainment, Inc. and Stephen H. Brammell. (Incorporated by reference from the Company's Quarterly Report on Form
                     10-Q filed November 12, 1999, File No. 1-10410.)

          +10(54)    Employment Agreement dated November 1, 1999, between
                     Harrah's Operating Company, Inc. and Janis L. Jones.
                     (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed March 13, 2000, File No. 1-10410.)

          +10(55) Amendment to Employment Agreement, dated August 2, 2000, between Harrah's Operating Company, Inc. and Janis L. Jones.
                     (Incorporated by reference from the Company's Quarterly
                     Report on Form 10-Q filed November 13, 2000, File No.
                     1-10410.)

          +10(56)    Severance Agreement dated November 1, 1999, between Harrah's
                     Entertainment, Inc. and Janis L. Jones. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed March 13, 2000, File No. 1-10410.)

          +10(57)    Employment Agreement, dated August 25, 2000, between
                     Harrah's Operating Company, Inc. and Richard E. Mirman.
                     (Incorporated by reference from the Company's Quarterly
                     Report on Form 10-Q filed November 13, 2000, File No.
                     1-10410.)

          +10(58)    Severance Agreement, dated April 27, 2000, between Harrah's
                     Entertainment, Inc. and Richard Mirman. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed August 14, 2000, File No. 1-10410.)

          +10(59)    Employment Agreement dated May 7,1999, between Harrah's
                     Operating Company, Inc. and Marilyn G. Winn. (Incorporated by reference from the Company's Quarterly Report on Form
                     10-Q filed August 12, 1999, File No. 1-10410.)

          +10(60) Amendment to Employment Agreement, dated August 2, 2000, between Harrah's Operating Company, Inc. and Marilyn G.
                     Winn. (Incorporated by reference from the Company's
                     Quarterly Report on Form 10-Q filed November 13, 2000, File
                     No. 1-10410.)

       NO.
------------------
          +10(61)    Severance Agreement dated May 7, 1999, between Harrah's
                     Entertainment, Inc. and Marilyn G. Winn. (Incorporated by
                     reference from the Company's Quarterly Report on Form 10-Q filed August 12, 1999, File No. 1-10410.)

          +10(62) The Promus Companies Incorporated 1990 Stock Option Plan, as amended July 29, 1994. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, filed August 11, 1994, File
                     No. 1-10410.)

          +10(63)    Amendment, dated April 5, 1995, to The Promus Companies
                     Incorporated 1990 Stock Option Plan as adjusted on December
                     12, 1996. (Incorporated by reference from the Company's
                     Annual Report on Form 10-K for the fiscal year ended
                     December 31, 1996, filed March 11, 1997, File No. 1-10410.)

          +10(64)    Amendment, dated February 26, 1998, to the Harrah's
                     Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 14, 1998,
                     File No. 1-10410.)

          +10(65)    Amendment, dated April 30, 1998, to the Harrah's
                     Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 7, 1998,
                     File No. 1-10410.)

          +10(66)    Amendment, dated October 29, 1998, to the Harrah's
                     Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 19, 1999, File No. 1-10410.)

          +10(67)    The Promus Companies Incorporated 1990 Restricted Stock
                     Plan. (Incorporated by reference from the Company's Annual
                     Report on Form 10-K for the fiscal year ended December 29, 1989, filed March 28, 1990, File No. 1-10410.)

          +10(68)    Amendment, dated April 5, 1995, to The Promus Companies
                     Incorporated 1990 Restricted Stock Plan. (Incorporated by reference from the Company's Proxy Statement for the May 26, 1995 Annual Meeting of Stockholders, filed April 25, 1995.)

          +10(69)    Amendment, dated February 26, 1998, to the Harrah's
                     Entertainment, Inc. 1990 Restricted Stock Plan.
                     (Incorporated by reference from the Company's Quarterly
                     Report on Form 10-Q for the quarter ended March 30, 1998, filed May 14, 1998, File No. 1-10410.)

          +10(70)    Amendment, dated April 30, 1998, to the Harrah's
                     Entertainment, Inc. 1990 Restricted Stock Plan.
                     (Incorporated by reference from the Company's Quarterly
                     Report on Form 10-Q for the quarter ended June 30, 1998, filed August 7, 1998, File No. 1-10410.)

          +10(71)    Amendment, dated October 29, 1998, to the Harrah's
                     Entertainment, Inc. 1990 Restricted Stock Plan.
                     (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 19, 1999, File No. 1-10410.)

          +10(72)    Administrative Regulations, Long Term Compensation Plan
                     (Restricted Stock Plan and Stock Option Plan) dated October
                     27, 1995. (Incorporated by reference from the Company's
                     Annual Report on Form 10-K for the fiscal year ended
                     December 31, 1995, filed March 6, 1996, File No. 1-10410.)

          +10(73)    Amendment to Administrative Regulations, Long Term
                     Compensation Plan (Restricted Stock Plan and Stock Option
                     Plan) dated December 12, 1996. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed March 11, 1997, File
                     No. 1-10410.)

       NO.
------------------
          +10(74)    Administrative Regulations, effective July 25, 2001, of the
                     Harrah's Entertainment, Inc. Long-Term Compensation Plan.
                     (Incorporated by reference from the Company's Quarterly
                     Report on Form 10-Q filed November 9, 2001, File
                     No. 1-10410.)

          +10(75)    Deferred Compensation Plan dated October 16, 1991.
                     (Incorporated by reference from Amendment No. 2 to the Company's and Embassy's Registration Statement on Form S-1,
                     File No. 33-43748, filed March 18, 1992.)

          +10(76)    Amendment, dated May 26, 1995, to The Promus Companies
                     Incorporated Deferred Compensation Plan. (Incorporated by reference from the Company's Current Report on Form 8-K, filed June 15, 1995, File No. 1-10410.)

          +10(77)    Amendment dated April 24, 1997, to Harrah's Entertainment,
                     Inc.'s Deferred Compensation Plan. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed August 13, 1997,
                     File No. 1-10410.)

          +10(78)    Amendment dated as of November 15, 2000 to the Harrah's
                     Entertainment, Inc. Deferred Compensation Plan.
                     (Incorporated by reference from the Company's Annual Report on Form 10-K filed on March 28, 2001, File No. 1-10410.)

          +10(79) Amended and Restated Executive Deferred Compensation Plan dated as of October 27, 1995. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed March 6, 1996, File
                     No. 1-10410.)

          +10(80)    Amendment dated April 24, 1997 to Harrah's Entertainment,
                     Inc.'s Executive Deferred Compensation Plan. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed August
                     13, 1997, File No. 1-10410.)

          +10(81)    Amendment dated April 30, 1998 to the Harrah's
                     Entertainment, Inc. Executive Deferred Compensation Plan.
                     (Incorporated by reference from the Company's Quarterly
                     Report on Form 10-Q for the quarter ended June 30, 1998, filed August 7, 1998, File No. 1-10410.)

          +10(82)    Amendment dated October 29, 1998 to the Harrah's
                     Entertainment, Inc. Executive Deferred Compensation Plan.
                     (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 19, 1999, File No. 1-10410.)

          +10(83)    Description of Amendments to Executive Deferred Compensation
                     Plan. (Incorporated by reference from the Company's
                     Quarterly Report on Form 10-Q for the quarter ended
                     September 30, 1997, filed November 13, 1997, File
                     No. 1-10410.)

          +10(84)    Restated Amendment, dated July 18, 1996, to Harrah's
                     Entertainment, Inc. Executive Deferred Compensation Plan.
                     (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed March 11, 1997, File No. 1-10410.)

          +10(85)    Amendment dated as of November 15, 2000 to the Harrah's
                     Entertainment, Inc. Executive Deferred Compensation Plan.
                     (Incorporated by reference from the Company's Annual Report on Form 10-K filed on March 28, 2001, File No. 1-10410.)

          +10(86)    Amendment dated as of February 21, 2001 to the Harrah's
                     Entertainment, Inc. Executive Deferred Compensation Plan.
                     (Incorporated by reference from the Company's Quarterly
                     Report on Form 10-Q filed May 11, 2001, File No. 1-10410.)

          +10(87) Letter Agreement with Wells Fargo Bank Minnesota, N.A., dated August 31, 2000, concerning appointment as Escrow
                     Agent under Escrow Agreement for deferred compensation plans. (Incorporated by reference from the Company's
                     Quarterly Report on Form 10-Q filed November 13, 2000, File
                     No. 1-10410.)

       NO.
------------------
          +10(88)    Amendment to Escrow Agreement, dated April 26, 2000, between
                     Harrah's Entertainment, Inc. and Wells Fargo Bank Minnesota,
                     N.A., Successor to Bank of America, N.A. (Incorporated by
                     reference from the Company's Quarterly Report on Form 10-Q filed November 13, 2000, File No. 1-10410.)

           10(89)    Trust Agreement dated June 20, 2001 by and between Harrah's
                     Entertainment, Inc. (the "Company") and Wells Fargo Bank
                     Minnesota, N.A. (the "Trustee"). (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed
                     November 9, 2001, File No. 1-10410.)

          +10(90) Time Accelerated Restricted Stock Award Plan ("TARSAP") program dated December 12, 1996. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed March 11, 1997, File
                     No. 1-10410.)

          +10(91)    Amendment to Harrah's Entertainment, Inc. 1990 Stock Option
                     Plan. (Incorporated by reference from the Company's
                     Quarterly Report on Form 10-Q filed August 12, 1999, File
                     No. 1-10410.)

          +10(92)    Amendment to Harrah's Entertainment, Inc. 1990 Stock Option
                     Plan, dated as of February 23, 2000. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed August 14, 2000, File No. 1-10410.)

          +10(93) Harrah's Entertainment, Inc. Senior Executive Incentive Plan approved by the Stockholders on April 27, 2000, following approval by the Company's Human Resources Committee of the Board of Directors on February 23, 2000, and the Board of
                     Directors on February 24, 2000. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed
                     August 14, 2000, File No. 1-10410.)

          +10(94) TARSAP Deferral Plan dated July 28, 1999. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed November 12, 1999, Filed No. 1-10410.)

          +10(95)    TARSAP Deferral Plan--Deferral Agreement dated August 30,
                     1999, between Harrah's Entertainment, Inc. and Philip G.
                     Satre. (Incorporated by reference from the Company's
                     Quarterly Report on Form 10-Q filed November 12, 1999, Filed
                     No. 1-10410.)

        **+10(96)    TARSAP Deferral Plan--Deferral Agreement dated June 29,
                     2001, between Harrah's Entertainment, Inc. and Stephen H.
                     Brammell.

        **+10(97)    TARSAP Deferral Plan--Deferral Agreement dated May 7, 2001, between Harrah's Entertainment, Inc. and Marilyn G. Winn.

          +10(98) Time Accelerated Restricted Stock Award Plan II (TARSAP II) approved by the Human Resources Committee of the Board of Directors on April 26, 2000. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed August 14,
                     2000, File No. 001-10410.)

          +10(99)    Description of amendment to Time Accelerated Restricted
                     Stock Program (TARSAP II) approved by the Human Resources
                     Committee of the Board of Directors on July 26, 2000.
                     (Incorporated by reference from the Company's Quarterly
                     Report on Form 10-Q filed November 13, 2000, File
                     No. 1-10410.)

          +10(100)   Harrah's Entertainment, Inc.'s Restated Annual Management
                     Bonus Plan dated February 2000. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed May
                     12, 2000, File No. 1-10410.)

          +10(101)   Harrah's Entertainment, Inc. 2001 Executive Stock Incentive
                     Plan approved by the Company's stockholders on May 3, 2001.
                     (Incorporated by reference from the Company's

       NO.
------------------
                     Registration Statement on Form S-8 of Harrah's
                     Entertainment, Inc., File No. 333-63856, filed June 26,
                     2001.)

           10(102)   Intercreditor Agreement among Harrah's Entertainment, Inc.,
                     Harrah's Operating Company, Inc., Bankers Trust Company, as
                     Administrative Agent, and Norwest Bank Minnesota, National
                     Association, as Trustee, and The Bank of New York, as
                     Collateral Agent, acknowledged and agreed to by JCC Holding
                     Company, Jazz Casino Company, L.L.C., CP Development,
                     L.L.C., FP Development, L.L.C., and JCC Development Company,
                     L.L.C., dated as of October 29, 1998. (Incorporated by reference from JCC Holding Company's Registration Statement on Form 10/A, filed November 20, 1998, File No. 1-12095.)

           10(103)   HET/JCC Agreement between Harrah's Entertainment, Inc.,
                     Harrah's Operating Company, Inc. and Jazz Casino Company,
                     L.L.C., dated October 30, 1998. (Incorporated by reference from JCC Holding Company's Registration Statement on
                     Form 10/A, filed November 20, 1998, File No. 1-12095.)

           10(104) Form of Four Year Unconditional Minimum Guaranty Agreement for Four Fiscal Year Period Beginning April 1, 2001 and
                     Ending March 31, 2005, entered into as of March 31, 2001 by the Company in favor of the State of Louisiana.
                     (Incorporated by reference from the Company's Quarterly
                     Report on Form 10-Q filed May 11, 2001, File No. 1-10410.)

         **11        Computations of per share earnings.

         **12        Computations of ratios.

         **13        Portions of Annual Report to Stockholders for the year ended
                     December 31, 2001. (Filed herewith to the extent portions of such report are specifically included herein by reference.)

         **21        List of subsidiaries of Harrah's Entertainment, Inc.

         **99        Description of Governmental Regulation.

------------------------

**  Filed herewith.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form pursuant to Item 14(c) of Form 10-K.

    (b) The following reports on Form 8-K were filed by the Company during the fourth quarter of 2001 and thereafter through March 8, 2002.

    (i) Form 8-K filed October 10, 2001, regarding the extension of the exchange offer for Harrah's Operating Company, Inc. of 7.125% Senior Notes.

    (ii) Form 8-K filed October 17, 2001, regarding third quarter earnings.

   (iii) Form 8-K filed January 16, 2002, regarding a pre-announcement of the Company year 2001 results.

    (iv) Form 8-K filed January 25, 2002, regarding an injunction against Stratosphere Corporation for marketing patent infringement.

    (v) Form 8-K filed February 6, 2002, regarding full year and fourth quarter results for 2001.

    (vi) Form 8-K filed March 1, 2002, regarding the election of Barbara T. Alexander to the Board of Directors of the Company.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                       HARRAH'S ENTERTAINMENT, INC.

                                                       By:             /s/ PHILIP G. SATRE
                                                            -----------------------------------------
                                                                  Philip G. Satre, Chairman and
                Dated: March 8, 2002                                 Chief Executive Officer

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

                  SIGNATURE                                  TITLE                        DATE
                  ---------                                  -----                        ----
             /s/ JAMES B. FARLEY
    ------------------------------------       Director                              March 8, 2002
               James B. Farley

              /s/ JOE M. HENSON
    ------------------------------------       Director                              March 8, 2002
                Joe M. Henson

               /s/ RALPH HORN
    ------------------------------------       Director                              March 8, 2002
                 Ralph Horn

             /s/ GARY W. LOVEMAN
    ------------------------------------       Director, President and Chief          March , 2002
               Gary W. Loveman                   Operating Officer

             /s/ R. BRAD MARTIN
    ------------------------------------       Director                              March 8, 2002
               R. Brad Martin

             /s/ GARY G. MICHAEL
    ------------------------------------       Director                              March 8, 2002
               Gary G. Michael

            /s/ ROBERT G. MILLER
    ------------------------------------       Director                              March 8, 2002
              Robert G. Miller

            /s/ WALTER J. SALMON
    ------------------------------------       Director                              March 8, 2002
              Walter J. Salmon

                  SIGNATURE                                  TITLE                        DATE
                  ---------                                  -----                        ----
             /s/ PHILIP G. SATRE
    ------------------------------------       Director, Chairman and Chief          March 8, 2002
               Philip G. Satre                   Executive Officer

             /s/ BOAKE A. SELLS
    ------------------------------------       Director                              March 8, 2002
               Boake A. Sells

            /s/ EDDIE N. WILLIAMS
    ------------------------------------       Director                              March 8, 2002
              Eddie N. Williams

           /s/ ANTHONY D. MCDUFFIE
    ------------------------------------       Vice President, Controller and        March 8, 2002
             Anthony D. McDuffie                 Chief Accounting Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Harrah's Entertainment, Inc.:

    We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in the Harrah's Entertainment, Inc. 2001 annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 6, 2002. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed under Item 14(a)2 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ Arthur Andersen LLP

Las Vegas, Nevada
February 6, 2002

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

    As independent public accountants, we hereby consent to the incorporation of our reports dated February 6, 2002 included (or incorporated by reference) in this Form 10-K for the year ended December 31, 2001, into the Company's previously filed Registration Statements File Nos. 333-57214, 333-56266, 333-39840, 333-63854, 333-63856 and 333-68360.

                                          /s/ Arthur Andersen LLP

Las Vegas, Nevada
March 4, 2002

                                                                      SCHEDULE I

                          HARRAH'S ENTERTAINMENT, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
ASSETS
Cash........................................................  $       --   $       --
Investments in and advances to subsidiaries (eliminated in
  consolidation)............................................   1,374,113    1,269,718
                                                              ----------   ----------
                                                              $1,374,113   $1,269,718
                                                              ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Commitments and contingencies (Notes 2, 3 and 6 through 8)

Stockholders' equity (Note 4)
  Common stock, $0.10 par value, authorized--360,000,000
    shares, outstanding--112,322,143 and 115,952,394 (net of
    28,977,890 and 22,030,805 held in treasury).............  $   11,232   $   11,595
  Capital surplus...........................................   1,143,125    1,075,313
  Retained earnings.........................................     248,098      224,251
  Accumulated other comprehensive income....................      (1,449)      (1,036)
  Deferred compensation related to restricted stock.........     (26,893)     (40,405)
                                                              ----------   ----------
                                                              $1,374,113   $1,269,718
                                                              ==========   ==========

  The accompanying Notes to Financial Statements are an integral part of these balance sheets.

                          HARRAH'S ENTERTAINMENT, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Revenues....................................................  $     --   $     --   $     --
Costs and expenses..........................................     1,519        150        150
                                                              --------   --------   --------
Loss before income taxes and equity in subsidiaries'
  continuing earnings.......................................    (1,519)      (150)      (150)
Income tax benefit..........................................       532         53         53
                                                              --------   --------   --------
Loss before equity in subsidiaries' continuing earnings.....      (987)       (97)       (97)
Equity in subsidiairies' continuing earnings (loss).........   209,977    (11,247)   219,600
                                                              --------   --------   --------
Income (loss) before extraordinary losses...................   208,990    (11,344)   219,503
Extraordinary losses, net of tax benefit of $13, $388 and
  $5,990
  (Note 3)..................................................       (23)      (716)   (11,033)
                                                              --------   --------   --------
Net income (loss)...........................................  $208,967   $(12,060)  $208,470
                                                              ========   ========   ========

  The accompanying Notes to Financial Statements are an integral part of these statements.

                          HARRAH'S ENTERTAINMENT, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
Cash flows from operating activities
  Net income (loss).........................................  $ 208,967   $ (12,060)  $ 208,470
  Adjustment to reconcile net income (loss) to cash flows
    from operating activities
      Equity in undistributed continuing (earnings) losses
        of subsidiaries.....................................   (209,977)     11,247    (219,600)
      Extraordinary losses..................................         36       1,104      17,023
      Other non-cash activity...............................        974        (291)     (5,893)
                                                              ---------   ---------   ---------
        Cash flows from operating activities................         --          --          --
                                                              ---------   ---------   ---------
Cash flows from financing activities
  Distributions from subsidiary.............................    185,782     277,607     147,952
  Treasury stock purchases..................................   (185,782)   (277,607)   (147,952)
                                                              ---------   ---------   ---------
        Cash flows from financing activities................         --          --          --
                                                              ---------   ---------   ---------
Net change in cash..........................................         --          --          --
Cash, beginning of period...................................         --          --          --
                                                              ---------   ---------   ---------
Cash, end of period.........................................  $      --   $      --   $      --
                                                              =========   =========   =========

  The accompanying Notes to Financial Statements are an integral part of these statements.

                          HARRAH'S ENTERTAINMENT, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1--BASIS OF ORGANIZATION

    Harrah's Entertainment, Inc. ("HET" or the "Company") a Delaware corporation, is a holding company, the principal assets of which are the capital stock of two subsidiaries, Harrah's Operating Company, Inc. ("HOC") and Aster Insurance Ltd. ("Aster"). HOC holds, directly and through its subsidiaries, the principal assets of HET's businesses. References to HOC include its subsidiaries where the context requires. These Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements of HET and subsidiaries.

NOTE 2--INVESTMENT IN ASTER

    The value of HET's investment in Aster has been reduced below zero. HET's negative investment in Aster at December 31, 2001 and 2000 was $6.8 million and $6.9 million, respectively, and is included in investments in and advances to subsidiaries on the Balance Sheets. In addition, HET has guaranteed the payment by Aster of certain insurance-related liabilities.

NOTE 3--LONG-TERM DEBT

    HET has no long-term debt obligations.

    During each of the periods presented, HOC refinanced certain of its outstanding debts, in particular those debt obligations assumed in acquisition transactions, to reduce effective interest rates and/or lengthen maturities. The extraordinary losses reported in HET's Statements of Operations for each period are primarily due to HOC's refinancing activities.

    During December 1998, HOC completed a public offering of $750.0 million principal amount 7 7/8% Senior Subordinated Notes due 2005 (the "7 7/8% Notes").

    In January 1999, HOC completed a public offering of $500.0 million principal amount 7 1/2% Senior Notes due 2009 (the "7 1/2% Notes").

    In January 2001, HOC completed a private placement of $500.0 million principal amount 8% Senior Notes due 2011 (the "8% Notes"). In June 2001, HOC completed an exchange offer whereby the private placement notes were exchanged for public notes.

    In June 2001, HOC completed a private placement of $500.0 million principal amount 7.125% Senior Notes due 2007 (the "7.125% Notes"). In October 2001, HOC completed an exchange offer whereby the private placement notes were exchanged for public notes.

    HET has guaranteed the 7 7/8% Notes, the 7 1/2% Notes, the 8% Notes and the 7.125% Notes, as well as HOC's revolving credit and letter of credit facilities.

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

                          HARRAH'S ENTERTAINMENT, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 4--STOCKHOLDERS' EQUITY (CONTINUED)
    HET's Board of Directors has authorized that one special stock purchase right (a "Right") be attached to each outstanding share of common stock. The Rights are not separable from the shares. These Rights are exercisable only if a person or group acquires 15% or more of the Company's common stock or announces a tender offer for 15% or more of the common stock. Each Right entitles stockholders to buy one two-hundredth of a share of Series A Special Stock of the Company at an initial price of $130 per Right. If a person acquires 15% or more of the Company's outstanding common stock, each Right entitles its holder to purchase common stock of the Company having a market value at that time of twice the Right's exercise price. Under certain conditions, each Right entitles its holder to purchase stock of an acquiring company at a discount. Rights held by the 15% holder will become void. The Rights will expire on October 5, 2006, unless earlier redeemed by the Board at one cent per Right.

    During the past three years, the Company's Board of Directors has authorized three plans whereby HET has purchased shares of the Company's common stock in the open market from time to time as market conditions and other factors warranted. The table below summarizes the three plans.

                                              NUMBER         NUMBER       AVERAGE
PLAN                                        OF SHARES      OF SHARES       PRICE
AUTHORIZED                                  AUTHORIZED     PURCHASED     PER SHARE
----------                                 ------------   ------------   ---------
July 1999................................  10.0 million   10.0 million    $23.44
April 2000...............................  12.5 million   12.5 million     25.08
July 2001................................   6.0 million    2.1 million     25.46

The July 2001 authorization expires December 31, 2002. The shares repurchased under these programs are held in treasury and reflected in HET's Balance Sheets as if they were retired.

NOTE 5--INCOME TAXES

    HET files a consolidated tax return with its subsidiaries.

NOTE 6--COMMITMENTS AND CONTINGENCIES

    JCC HOLDING COMPANY. JCC Holding Company and its subsidiary, Jazz Casino Company, LLC (collectively, "JCC"), own and operate a land-based casino in New Orleans, Louisiana (the "Casino"). The Company has a minority ownership interest (and noncontrolling board representation) in JCC, and a subsidiary of the Company manages the Casino. On January 4, 2001, JCC filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code to restructure its obligations to the State of Louisiana and the City of New Orleans, long-term debt, bank credit facilities and trade and other obligations. JCC's plan of reorganization was approved by the bankruptcy court on March 19, 2001, and was effective on March 29, 2001.

    Pursuant to the reorganization plan, the Company and HOC are guaranteeing an annual payment obligation of JCC owed to the State of Louisiana of $50 million in the first year ($12.3 million remained at December 31, 2001) and $60 million for three subsequent years. HOC receives a fee of 2% of the average amount at risk for providing this guarantee. Also pursuant to the reorganization plan, HOC received 49% of the new common stock of JCC and holds approximately $51 million of the new debt of JCC, which replaced $81.6 million owed to HOC prior to JCC's reorganization. HOC is

                          HARRAH'S ENTERTAINMENT, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 6--COMMITMENTS AND CONTINGENCIES (CONTINUED) also providing a $35 million revolving credit facility to JCC at market terms. At December 31, 2001, no funds were outstanding from JCC under the revolving credit facility. A subsidiary of HOC continues to manage the Casino pursuant to an amended management agreement, which, among other things: (i) changes the base management fee to an incentive management fee based on earnings of the business before interest expense, income taxes, depreciation, amortization and management fees, (ii) requires HOC to provide certain administrative services to JCC as part of its management fee without any reimbursement from JCC, and
(iii) provides for termination of management services if minimum performance thresholds are not met.

    Due to the filing of bankruptcy by JCC, in fourth quarter 2000 HOC recorded reserves of $220 million for receivables not expected to be recovered in JCC's reorganization plan. In first quarter 2001, an additional $2.3 million was recorded to reserve for additional advances made to JCC during first quarter 2001 and to adjust the reserves for modifications to the approved reorganization plan. HOC did not record its share of JCC's operating results in first quarter 2001, however, with the implementation of JCC's reorganization plan, HOC resumed recording its share of JCC's results in second quarter 2001.

NOTES 7--LITIGATION

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

    On March 22, 2000, HOC completed the acquisition of Players
International, Inc. ("Players") for approximately $284 million, including acquisition costs, and assumed $150 million of Players' debt.

    On July 31, 2001, HOC completed the acquisition of Harveys Casino Resorts ("Harveys") for approximately $311 million, including acquisition costs, and assumed approximately $350 million of Harveys' debt. HOC also assumed a $50 million contingent liability. This liability is contingent on the results of a referendum to be decided by the voters in Pottawattamie County, Iowa, in November 2002.

    For additional information regarding our acquisitions, see Note 2 to the Consolidated Financial Statements of HET and subsidiaries.

                                                                     SCHEDULE II

                          HARRAH'S ENTERTAINMENT, INC.

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                          COLUMN A                             COLUMN B          COLUMN C          COLUMN D       COLUMN E
------------------------------------------------------------  ----------   --------------------   ----------      ---------
                                                                                ADDITIONS
                                                                           --------------------
                                                                            CHARGED
                                                              BALANCE AT   TO COSTS    CHARGED    DEDUCTIONS       BALANCE
                                                              BEGINNING       AND      TO OTHER      FROM         AT CLOSE
DESCRIPTION                                                   OF PERIOD    EXPENSES    ACCOUNTS    RESERVES       OF PERIOD
-----------                                                   ----------   ---------   --------   ----------      ---------
YEAR ENDED DECEMBER 31, 2001
Allowance for doubtful accounts
  Current...................................................   $ 49,357    $  4,919    $11,122    $  (4,243)(A)   $ 61,150
                                                               ========    ========    =======    ==========      ========
  Long-term.................................................   $    156    $     --    $24,833    $      --       $ 24,989
                                                               ========    ========    =======    ==========      ========
Reserve against investments in and advances to
  nonconsolidated affiliates (B)............................   $249,850    $     --    $(24,833)  $(255,017)      $     --
                                                               ========    ========    =======    ==========      ========
Reserve for impairment of long-lived assets (C).............   $  5,923    $  8,501    $    --    $    (110)      $ 14,314
                                                               ========    ========    =======    ==========      ========
Reserve for contingent liability exposure...................   $ 48,741    $     13    $    --    $ (18,758)      $ 29,996
                                                               ========    ========    =======    ==========      ========
Insurance allowances and reserves...........................   $ 57,718    $159,568    $    --    $(149,770)      $ 67,516
                                                               ========    ========    =======    ==========      ========

YEAR ENDED DECEMBER 31, 2000
Allowance for doubtful accounts
  Current...................................................   $ 44,086    $  8,900    $   239    $  (3,868)(A)   $ 49,357
                                                               ========    ========    =======    ==========      ========
  Long-term.................................................   $  8,005    $ (4,534)   $    --    $  (3,315)      $    156
                                                               ========    ========    =======    ==========      ========
Reserve against investments in and advances to
  nonconsolidated affiliates (B)............................   $ 13,000    $236,850    $    --    $      --       $249,850
                                                               ========    ========    =======    ==========      ========
Reserve for impairment of long-lived assets (C).............   $ 13,237    $  5,923    $(2,385)   $ (10,852)      $  5,923
                                                               ========    ========    =======    ==========      ========
Reserve for contingent liability exposure...................   $    878    $ 22,550    $26,191    $    (878)      $ 48,741
                                                               ========    ========    =======    ==========      ========
Insurance allowances and reserves...........................   $ 51,008    $ 94,184    $    --    $ (87,474)      $ 57,718
                                                               ========    ========    =======    ==========      ========

YEAR ENDED DECEMBER 31, 1999
Allowance for doubtful accounts
  Current...................................................   $ 14,356    $ 22,774    $25,935    $ (18,979)(A)   $ 44,086
                                                               ========    ========    =======    ==========      ========
  Long-term.................................................   $ 12,693    $     --    $ 2,639    $  (7,327)      $  8,005
                                                               ========    ========    =======    ==========      ========
Reserve against investments in and advances to
  nonconsolidated affiliates................................   $ 13,000    $     --    $    --    $      --       $ 13,000
                                                               ========    ========    =======    ==========      ========
Reserve for impairment of long-lived assets (C).............   $ 36,490    $  3,367    $ 2,385    $ (29,005)      $ 13,237
                                                               ========    ========    =======    ==========      ========
Reserve for contingent liability exposure...................   $  1,041    $     --    $    --    $    (163)      $    878
                                                               ========    ========    =======    ==========      ========
Insurance allowances and reserves...........................   $ 45,771    $ 68,654    $    --    $ (63,417)      $ 51,008
                                                               ========    ========    =======    ==========      ========

------------------------------

(A) Uncollectible accounts written off, net of amounts recovered.

(B) See Note 15 to our Consolidated Financial Statements.

(C) Reduction of reserve due to disposition of property.