Form 10-K/A
period 2001-12-31
HARRAHS ENTERTAINMENT INC
filed 2002-03-26
CIK 858339

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                  FORM 10-K/A

                               (AMENDMENT NO. 1)
                           --------------------------

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          FOR THE TRANSITION PERIOD FROM             TO             .

                          COMMISSION FILE NO. 1-10410

                          HARRAH'S ENTERTAINMENT, INC.

             (Exact name of registrant as specified in its charter)
                           --------------------------

                    DELAWARE                                   I.R.S. NO. 62-1411755
            (State of Incorporation)                    (I.R.S. Employer Identification No.)

                               ONE HARRAH'S COURT
                            LAS VEGAS, NEVADA 89119
              (Address of principal executive offices) (zip code)

                                 (702) 407-6000
              (Registrant's telephone number, including area code)
                           --------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

                                                      NAME OF EACH EXCHANGE ON
            TITLE OF EACH CLASS                           WHICH REGISTERED
-------------------------------------------  -------------------------------------------
Common Stock, Par Value $0.10 per share*     New York Stock Exchange
                                             Chicago Stock Exchange
                                             Pacific Exchange
                                             Philadelphia Stock Exchange

* Common Stock also has special stock purchase rights listed on each of the same exchanges
                            ------------------------

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

    As of January 31, 2002, the Registrant had 113,511,045 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, which will be filed within 120 days after the end of the fiscal year, are incorporated by reference into Part III hereof and portions of the Company's Annual Report to Stockholders for the year ended December 31, 2000 (the "Annual Report") are incorporated by reference into Parts I and II hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as set forth below:

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS:

    Paragraph 4 of this section shall be deleted in its entirety and restated as follows:

    We have not declared any cash dividends in the past two years. We do not presently intend to declare cash dividends. Our Board of Directors may reevaluate this dividend policy in the future in light of our results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) 2. Schedule II-Consolidated valuation and qualifying accounts, for the years ended December 31, 2001, 2000 and 1999, shall be deleted in its entirety and a restated Schedule II shall be inserted in its stead.

        3. Financial information filed pursuant to Item 14(d) (including related notes to consolidated financial statements) filed as part of this report are listed below:

           Financial Information of JCC Holding Company and Subsidiaries

               Independent Auditors' Report.

               Consolidated Balance Sheets of JCC Holding Company and Subsidiaries.

               Consolidated Statements of Operations of JCC Holding Company and Subsidiaries.

               Consolidated Statements of Cash Flows of JCC Holding Company and Subsidiaries.

               Consolidated Statements of Stockholders' Equity (Deficit) of JCC Holding Company and Subsidiaries.

               Notes to Consolidated Financial Statements of JCC Holding Company and Subsidiaries.

        4.  Exhibits

           Exhibit 99.1 shall be added to the list of exhibits as follows and shall be filed herewith:

           99.1 Letter to Securities and Exchange Commission pursuant to Temporary Note 3T.

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

                                          /s/ ARTHUR ANDERSEN LLP

Las Vegas, Nevada
February 6, 2002

                                                                     SCHEDULE II

                          HARRAH'S ENTERTAINMENT, INC.
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                  COLUMN A                     COLUMN B         COLUMN C          COLUMN D         COLUMN E
--------------------------------------------  ----------   -------------------   -----------       ---------
                                                                ADDITIONS
                                                           -------------------
                                                           CHARGED
                                              BALANCE AT   TO COSTS   CHARGED    DEDUCTIONS         BALANCE
                                              BEGINNING      AND      TO OTHER      FROM           AT CLOSE
                DESCRIPTION                   OF PERIOD    EXPENSES   ACCOUNTS    SERVICES         OF PERIOD
--------------------------------------------  ----------   --------   --------   -----------       ---------
YEAR ENDED DECEMBER 31, 2001
Allowance for doubtful accounts
  Current...................................   $ 49,357    $  4,914   $ 11,122   $    (4,243)(A)   $ 61,150
                                               ========    ========   ========   ===========       ========
  Long-term.................................   $    156    $     --   $ 24,833   $        --       $ 24,989
                                               ========    ========   ========   ===========       ========
Reserve against investments in and advances
  to nonconsolidated affiliates (B).........   $249,850    $     --   $(24,833)  $  (225,017)      $     --
                                               ========    ========   ========   ===========       ========
Reserve for impairment of long-lived assets
  (C).......................................   $  5,923    $  8,501   $     --   $      (110)      $ 14,314
                                               ========    ========   ========   ===========       ========
Reserve for contingent liability exposure...   $ 48,741    $     13   $     --   $   (18,758)      $ 29,996
                                               ========    ========   ========   ===========       ========
Insurance allowances and reserves...........   $ 57,718    $159,568   $     --   $  (149,770)      $ 67,516
                                               ========    ========   ========   ===========       ========

YEAR ENDED DECEMBER 31, 2000
Allowance for doubtful accounts
  Current...................................   $ 44,086    $  8,900   $    239   $    (3,868)(A)   $ 49,357
                                               ========    ========   ========   ===========       ========
  Long-term.................................   $  8,005    $ (4,534)  $     --   $    (3,315)      $    156
                                               ========    ========   ========   ===========       ========
Reserve against investments in and advances
  to nonconsolidated affiliates (B).........   $ 13,000    $236,850   $     --   $        --       $249,850
                                               ========    ========   ========   ===========       ========
Reserve for impairment of long-lived assets
  (C).......................................   $ 13,237    $  5,923   $ (2,385)  $   (10,852)      $  5,923
                                               ========    ========   ========   ===========       ========
Reserve for contingent liability exposure...   $    878    $ 22,550   $ 26,191   $      (878)      $ 48,741
                                               ========    ========   ========   ===========       ========
Insurance allowances and reserves...........   $ 51,008    $ 94,184   $     --   $   (87,474)      $ 57,718
                                               ========    ========   ========   ===========       ========

YEAR ENDED DECEMBER 31, 1999
Allowance for doubtful accounts
  Current...................................   $ 14,356    $ 22,774   $ 25,935   $   (18,979)(A)   $ 44,086
                                               ========    ========   ========   ===========       ========
  Long-term.................................   $ 12,693    $     --   $  2,639   $    (7,327)      $  8,005
                                               ========    ========   ========   ===========       ========
Reserve against investments in and advances
  to nonconsolidated affiliates.............   $ 13,000    $     --   $     --   $        --       $ 13,000
                                               ========    ========   ========   ===========       ========
Reserve for impairment of long-lived assets
  (C).......................................   $ 36,490    $  3,367   $  2,385   $   (29,005)      $ 13,237
                                               ========    ========   ========   ===========       ========
Reserve for contingent liability exposure...   $  1,041    $     --   $     --   $      (163)      $    878
                                               ========    ========   ========   ===========       ========
Insurance allowances and reserves...........   $ 45,771    $ 68,654   $     --   $   (63,417)      $ 51,008
                                               ========    ========   ========   ===========       ========

(A) Uncollectible accounts written off, net of amounts recovered.

(B) See NOTE 15 to our Consolidated Financial Statements.

(C) Reduction of reserve due to disposition of property.

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

    As independent public accountants, we hereby consent to the incorporation of our report dated February 6, 2002 included in this Form 10-K/A for the year ended December 31, 2001, into the Company's previously filed Registration Statements File Nos. 333-57214, 333-56266, 333-39840, 333-63854, 333-63856 and
333-68360.

                                          /s/ ARTHUR ANDERSEN LLP

Las Vegas, Nevada
March 25, 2002

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of JCC Holding Company
New Orleans, LA

    We have audited the accompanying consolidated balance sheets of JCC Holding Company and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001, 2000, and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    As discussed in Note 1, the Company filed for reorganization under Chapter 11 of the Federal Bankruptcy Code on January 4, 2001. The Bankruptcy Court entered an order confirming the plan of reorganization, which became effective on March 29, 2001. The consequences of this bankruptcy proceeding have been reflected in the accompanying financial statements as of the effective date of reorganization.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of JCC Holding Company and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 22, 2002

                      JCC HOLDING COMPANY AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                         ASSETS
Current Assets:
  Cash and cash equivalents (includes restricted cash of
    $3,253 and $2,113, respectively)........................    $ 41,702       $ 26,626
  Accounts receivable, net of allowance for doubtful
    accounts of $4,022 and $1,958, respectively.............       3,414          6,272
  Inventories...............................................         639            685
  Prepaids and other assets.................................       2,162          3,678
  Property available for sale...............................          --          4,831
                                                                --------       --------
      Total current assets..................................      47,917         42,092
                                                                --------       --------
Property and Equipment:
  Buildings on leased land..................................     129,027        128,936
  Furniture, fixtures and equipment.........................      28,406         22,492
  Property held for development.............................      10,708         10,689
  Leasehold improvements....................................         284            245
  Construction in progress..................................         309             89
                                                                --------       --------
      Total.................................................     168,734        162,451
  Less--accumulated depreciation............................     (35,253)       (25,561)
                                                                --------       --------
      Net property and equipment............................     133,481        136,890
                                                                --------       --------
Other Assets:
  Deferred operating contract cost, net of accumulated
    amortization of $4,351 and $3,269, respectively.........      24,454         25,536
  Lease prepayment, net of accumulated amortization of
    $1,082 and $816, respectively...........................       6,046          6,312
  Deferred charges and other, net of accumulated
    amortization of $2,320 and $1,567, respectively.........      11,225         10,631
                                                                --------       --------
      Total other assets....................................      41,725         42,479
                                                                --------       --------
      Total Assets..........................................    $223,123       $221,461
                                                                ========       ========

                      JCC HOLDING COMPANY AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Short-term borrowings.....................................    $     --       $ 23,250
  Accounts payable--trade...................................       2,196            844
  Accrued interest..........................................          --          7,025
  Accrued expenses..........................................      17,231         12,301
  Due to affiliates.........................................       4,591         64,806
  Preconfirmation contingencies.............................         900          2,212
  Other.....................................................       2,036          1,977
                                                                --------       --------
      Total current liabilities.............................      26,954        112,415
                                                                --------       --------

Long-term debt, net of discount (including debt to
  affiliates of $43,824 and $31,947, respectively)..........     105,676        396,412
                                                                --------       --------
Due to affiliates...........................................       2,050         20,968
                                                                --------       --------
Other long-term liabilities.................................         428            339
                                                                --------       --------

Commitments and Contingencies

Stockholders' Equity (Deficit):
  Common Stock:
    Common Stock (40,000 shares authorized; 12,386 shares
      issued and outstanding; par value $.01 per share).....         124             --
    Unclassified Common Stock (40,000 shares authorized;
      none issued and outstanding; par value $.01 per
      share)................................................          --             --
    Class A Common Stock (20,000 shares authorized; 5,778
      shares issued and outstanding; par value $.01 per
      share)................................................          --             58
    Class B Common Stock (20,000 shares authorized; 4,453
      shares issued and outstanding; par value $.01 per
      share)................................................          --             45
  Additional paid-in capital................................     413,150        108,269
  Accumulated deficit.......................................    (325,259)      (417,045)
                                                                --------       --------
      Total stockholders' equity (deficit)..................      88,015       (308,673)
                                                                --------       --------
      Total Liabilities and Stockholders' Equity
        (Deficit)...........................................    $223,123       $221,461
                                                                ========       ========

                See Notes to Consolidated Financial Statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2001          2000          1999
                                                        -----------   -----------   -----------
Revenues:
  Casino..............................................  $   242,950   $   245,473   $    38,005
  Food and beverage...................................       21,673        20,356         3,693
  Retail, parking and other...........................       10,816         9,821         1,819
  Less--casino promotional allowances.................      (36,792)      (33,536)       (3,260)
                                                        -----------   -----------   -----------
    Total net revenues................................      238,647       242,114        40,257
                                                        -----------   -----------   -----------
Operating Expenses:
  Direct:
    Casino............................................      147,077       196,185        34,114
    Food and beverage.................................       15,791        16,131         2,875
    Retail, parking and other.........................        3,977         4,133         1,200
  General and administrative..........................       75,538        86,387        16,046
  Depreciation and amortization.......................       11,812        26,339         5,107
  Provision for asset impairment......................           --       258,812            --
  Pre-opening expenses................................           --            --        35,160
                                                        -----------   -----------   -----------
    Total operating expenses..........................      254,195       587,987        94,502
                                                        -----------   -----------   -----------
Operating Loss........................................      (15,548)     (345,873)      (54,245)
                                                        -----------   -----------   -----------
Reorganization Expenses...............................     (101,029)           --            --
                                                        -----------   -----------   -----------
Preconfirmation Contingencies.........................        1,824            --         1,562
                                                        -----------   -----------   -----------
Other Income (Expense)
  Interest expense, net of capitalized interest.......       (8,495)      (46,668)       (6,869)
  Interest and other income...........................        1,586           413           412
                                                        -----------   -----------   -----------
    Total other income (expense)......................       (6,909)      (46,255)       (6,457)
                                                        -----------   -----------   -----------
Loss Before Taxes and Extraordinary Item..............     (121,662)     (392,128)      (59,140)
Income Tax Benefit....................................           --        37,900            --
                                                        -----------   -----------   -----------
Loss Before Extraordinary Item........................     (121,662)     (354,228)      (59,140)
Extraordinary Gain on Early Extinguishment of Debt....      213,448            --            --
                                                        -----------   -----------   -----------
Net Income (Loss).....................................  $    91,786   $  (354,228)  $   (59,140)
                                                        ===========   ===========   ===========
Per Share Data:
  Loss Before Extraordinary Item......................  $     (9.82)  $    (34.79)  $     (5.88)
  Extraordinary Gain on Early Extinguishment of
    Debt..............................................        17.23            --            --
                                                        -----------   -----------   -----------
  Basic Net Income (Loss).............................  $      7.41   $    (34.79)  $     (5.88)
                                                        ===========   ===========   ===========
  Weighted Average Shares Outstanding.................   12,386,200    10,180,505    10,055,140
                                                        ===========   ===========   ===========

                See Notes to Consolidated Financial Statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                                 (IN THOUSANDS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
Cash Flows From Operating Activities:
  Net income (loss).........................................  $  91,786   ($354,228)  ($ 59,140)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization...........................     11,812      26,339       5,107
    Amortization of note discount...........................     92,008       5,369         765
    Extraordinary gain on early extinguishment of debt......   (213,448)         --          --
    Deferred rent...........................................        322       1,624         226
    Provision for bad debts.................................      2,426       1,770          --
    Write-off of preconfirmation contingencies..............     (1,824)         --      (1,562)
    Provision for asset impairment..........................         --     258,812          --
    Deferred income taxes...................................         --     (37,900)         --
    Amortization of unearned compensation...................         --          --         259
    (Gain) loss on sale of property and equipment...........     (1,167)         --          27
    Changes in operating assets and liabilities:
      Accounts receivable...................................        431      (4,865)     (3,134)
      Inventories...........................................         46        (331)       (354)
      Prepaids and other assets.............................      1,516        (918)     (1,062)
      Accounts payable--trade...............................      1,352      (1,168)      1,369
      Accrued interest......................................         --      19,523      (5,855)
      Accrued expenses......................................      4,930      (7,652)     16,336
      Preconfirmation contingencies.........................       (256)       (821)     (2,084)
      Due to Affiliates.....................................     16,591      34,090       8,224
      Other current liabilities.............................         58         (31)      2,009
      Payment of liabilities subject to compromise due to
        reorganization activities:
        Reorganization costs, excluding amortization of note
          discount of $90,314...............................     10,715          --          --
        Payment of reorganization costs.....................     (9,947)         --          --
                                                              ---------   ---------   ---------
      Net cash flows provided by (used in) operating
        activities..........................................      7,351     (60,387)    (38,869)
                                                              ---------   ---------   ---------
Cash Flows From Investing Activities:
  Capital expenditures......................................     (2,671)     (3,408)   (130,552)
  Proceeds from sale of property............................      5,998          --       6,042
  Increase in deferred charges and other assets.............     (1,347)     (1,218)     (8,492)
                                                              ---------   ---------   ---------
      Net cash flows provided by (used in) investing
        activities..........................................      1,980      (4,626)   (133,002)
                                                              ---------   ---------   ---------
Cash Flows From Financing Activities:
  Net short-term borrowings.................................         --       7,400      15,850
  Proceeds from notes payable--affiliate....................      5,745      49,552       1,204
  Proceeds from issuance of long-term debt..................         --          --     163,998
                                                              ---------   ---------   ---------
      Net cash flows provided by financing activities.......      5,745      56,952     181,052
                                                              ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents........     15,076      (8,061)      9,181
Cash and cash equivalents, beginning of period..............     26,626      34,687      25,506
                                                              ---------   ---------   ---------
Cash and cash equivalents, end of period....................  $  41,702   $  26,626   $  34,687
                                                              =========   =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest................................................  $   3,417   $  15,519   $  10,473
  Noncash investing and financing activities:
    Increase in long-term debt for payment-in-kind interest
      payments..............................................  $   3,083   $  14,578   $  14,013
    Capitalized interest....................................  $      --   $     140   $  18,924
    Issuance of restricted stock awards.....................  $      --   $     199   $     527
    Amortization of note discount...........................  $      --   $      --   $   2,771

                See Notes to Consolidated Financial Statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                                 (IN THOUSANDS)

                                                                  COMMON STOCK
                                         ---------------------------------------------------------------
                                                 NEW                 CLASS A               CLASS B         ADDITIONAL
                                         -------------------   -------------------   -------------------    PAID-IN
                                          SHARES     AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL
                                         --------   --------   --------   --------   --------   --------   ----------
Balance--January 1, 1999...............       --      $ --       5,547      $55        4,453      $45       $107,987
Restricted stock activity..............       --        --          92        1           --       --            526
Other..................................       --        --          (1)      --           --       --             25
Net loss...............................       --        --          --       --           --       --             --
                                          ------      ----      ------      ---       ------      ---       --------
Balance--December 31, 1999.............       --        --       5,638       56        4,453       45        108,538
                                          ------      ----      ------      ---       ------      ---       --------
Restricted stock activity..............       --        --         140        2           --       --           (269)
Net loss...............................       --        --          --       --           --       --             --
                                          ------      ----      ------      ---       ------      ---       --------
Balance--December 31, 2000.............       --        --       5,778       58        4,453       45        108,269
                                          ------      ----      ------      ---       ------      ---       --------
Forgiveness of affiliate debt in
  exchange for new common stock and
  Senior Secured Notes due 2008 and
  cancellation of class B common
  stock................................    6,069        61          --       --       (4,453)     (45)       260,380
Forgiveness of non-affiliate debt in
  exchange for new common stock and
  Senior Secured Notes due 2008 and
  cancellation of class A common
  stock................................    6,317        63      (5,778)     (58)          --       --         44,501
Net income.............................       --        --          --       --           --       --             --
                                          ------      ----      ------      ---       ------      ---       --------
Balance--December 31, 2001.............   12,386      $124          --      $--           --      $--       $413,150
                                          ======      ====      ======      ===       ======      ===       ========


                                         ACCUMULATED      UNEARNED
                                           DEFICIT      COMPENSATION      TOTAL
                                         ------------   -------------   ----------
Balance--January 1, 1999...............   ($  3,677)        $ --        $  104,410
Restricted stock activity..............          --         (268)              259
Other..................................          --           --                25
Net loss...............................     (59,140)          --           (59,140)
                                          ---------         ----        ----------
Balance--December 31, 1999.............     (62,817)        (268)           45,554
                                          ---------         ----        ----------
Restricted stock activity..............          --          268                 1
Net loss...............................    (354,228)          --          (354,228)
                                          ---------         ----        ----------
Balance--December 31, 2000.............    (417,045)          --          (308,673)
                                          ---------         ----        ----------
Forgiveness of affiliate debt in
  exchange for new common stock and
  Senior Secured Notes due 2008 and
  cancellation of class B common
  stock................................          --           --           260,396
Forgiveness of non-affiliate debt in
  exchange for new common stock and
  Senior Secured Notes due 2008 and
  cancellation of class A common
  stock................................          --           --            44,506
Net income.............................      91,786           --            91,786
                                          ---------         ----        ----------
Balance--December 31, 2001.............   ($325,259)        $ --        $   88,015
                                          =========         ====        ==========

                      JCC HOLDING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 1. ORGANIZATION, BASIS OF PRESENTATION AND BANKRUPTCY IN JANUARY 2001

    ORGANIZATION. JCC Holding Company ("JCC Holding") was incorporated under Delaware law on August 20, 1996 in contemplation of succeeding to all of the assets and liabilities of Harrah's Jazz Company, a general partnership, which filed for relief under the United States Bankruptcy Code on November 22, 1995. JCC Holding conducts business through its wholly-owned subsidiaries, Jazz Casino Company, L.L.C., a Louisiana limited liability company ("Jazz Casino"), JCC Development Company, L.L.C., a Louisiana limited liability company ("JCC Development"), JCC Canal Development, L.L.C., a Louisiana limited liability company ("Canal Development") and JCC Fulton Development, L.L.C., a Louisiana limited liability company ("Fulton Development" and, together with JCC Holding, Jazz Casino, JCC Development and Canal Development, the "Company"). Except as otherwise noted for purposes of this report, references to the words "we", "us" and "our" refer to JCC Holding Company together with each of its subsidiaries.

    On October 30, 1998, in accordance with the Harrah's Jazz Company Joint Plan of Reorganization confirmed by the United States Bankruptcy Court, we became the successor to the operations of Harrah's Jazz Company. In connection with the Harrah's Jazz Company plan of reorganization, JCC Holding issued an aggregate of 10 million shares of its capital stock consisting of both class A and class B common stock. The former bondholders of Harrah's Jazz Company received class A common stock, which constituted approximately 52% of the issued and outstanding class A and class B common stock. In addition, the former bondholders also received their pro rata share of (i) $187.5 million in aggregate principal amount of Jazz Casino's senior subordinated notes with contingent payments, and
(ii) Jazz Casino's senior subordinated contingent notes (see Note 6). Harrah's Entertainment, Inc. ("Harrah's Entertainment" or "HET") acquired beneficial ownership of class B common stock which constituted approximately 43% of the issued and outstanding class A and class B common stock. In accordance with the American Institute of Certified Public Accountants' Statement of Position
No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), we adopted "fresh start reporting" on October 30, 1998 because owners immediately before filing and confirmation of the Harrah's Jazz Company plan of reorganization received less then 50% of the voting shares of the emerging entity.

    Our purpose is to develop and operate an exclusive land-based casino entertainment facility (the "Casino") in New Orleans, Louisiana. The Casino commenced operations on October 28, 1999.

    BANKRUPTCY IN JANUARY 2001. On January 4, 2001, we filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in order to allow restructuring of our obligations to the State of Louisiana and the City of New Orleans, long-term debt, bank credit facilities, and trade and other obligations. The filing was made in the U.S. Bankruptcy Court for the Eastern District of Louisiana in New Orleans. After the filing of the petition, we continued to operate as debtors-in-possession subject to the Bankruptcy Court's supervision and orders until our Plan of Reorganization was consummated.

    Our Plan of Reorganization, which was approved by the Bankruptcy Court on March 19, 2001 and was consummated on March 29, 2001 (the "Effective Date"), resulted in, among other things, elimination of our then existing common stock and debt securities and the issuance of new common stock and debt securities to certain creditors. The accounting consequences of our bankruptcy proceeding are reflected in the financial statements as of the Effective Date of our reorganization. From January 1, 2001 through March 29, 2001, the Consolidated Statements of Operations includes only five days of interest expense on our old long-term debt and other obligations, except for debtor-in-possession loans made during the bankruptcy proceedings upon which interest accrued

                      JCC HOLDING COMPANY AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 1. ORGANIZATION, BASIS OF PRESENTATION AND BANKRUPTCY IN JANUARY 2001 (CONTINUED) through March 29, 2001, the Effective Date of our reorganization. The interest charges incurred contractually from January 4, 2001 through March 29, 2001, but not recorded as a result of our bankruptcy proceeding, totaled $15.6 million. The cancellation of non-affiliate debt and related accrued interest resulted in an extraordinary gain as of the Effective Date. During 2001, we recorded an extraordinary gain on the early extinguishment of our debt of $213.4 million. This gain arises from the discharge of $317.0 million of outstanding principal and interest due to non-affiliates under our senior subordinated notes with contingent payments due 2009, bank term loans, and convertible junior subordinated debentures, in exchange for new debt and equity securities with a fair value of $103.6 million. In addition, the cancellation of non-affiliate and affiliate debt and other obligations resulted in an increase of $304.8 million to additional paid in capital as of the Effective Date of our reorganization. We did not meet the requirements to utilize fresh start reporting, since our holders of existing voting shares immediately before confirmation received more than 50 percent of voting shares of the emerging entity. Therefore, in accordance with SOP 90-7 our liabilities compromised by the confirmed Plan of Reorganization have been stated at the present value of the amounts to be paid, reorganization expenses have been separately disclosed and the forgiveness of affiliate and non-affiliate debt has been reported as an adjustment to additional paid in capital and an extraordinary item, respectively, in the Consolidated Financial Statements.

    The key components of our Plan of Reorganization were:

    - The reduction of our annual minimum payment obligations to the Louisiana Gaming Control Board to the greater of 21.5% of gross gaming revenue or a minimum payment of $50 million commencing April 1, 2001, through March 31, 2002, and $60 million each casino operating contract fiscal year thereafter. Harrah's Entertainment and Harrah's Operating Company, Inc., a wholly-owned subsidiary of Harrah's Entertainment, ("Harrah's Operating Company" or "HOCI") have provided a new minimum payment guaranty to the Louisiana Gaming Control Board, which secures Jazz Casino's annual minimum payment obligation to the Louisiana Gaming Control Board for an initial four year period through March 31, 2005 pursuant to a new agreement among Harrah's Entertainment and Harrah's Operating Company and our subsidiary Jazz Casino (the "new HET/JCC Agreement") (see Notes 8 and 10).

    - Our Plan of Reorganization also took into account a reduction of at least $5 million in payments, taxes, administrative and operational costs and/or other expenses that were paid or incurred at least annually under the ground lease with the City of New Orleans and the Rivergate Development Corporation or as a result of obligations imposed or created by the ground lease, whether to the City, the Rivergate Development Corporation or others (see Note 9).

    - Cancellation of all existing class A and class B common stock.

    - Issuance of 12,386,200 shares of new common stock to various creditors as described below.

    - In consideration of, among other things, 1) Harrah's Entertainment's and Harrah's Operating Company's consent to the cancellation and extinguishment of all claims against us arising under our Revolving Credit Facility, the Tranche A-2 Term Loan, the Tranche B-2 Term Loan, the Slot Lease, the Junior Subordinated Credit Facility, the Completion Loan Guarantee, and the JCC

                      JCC HOLDING COMPANY AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 1. ORGANIZATION, BASIS OF PRESENTATION AND BANKRUPTCY IN JANUARY 2001 (CONTINUED)
     Development promissory note; 2) Harrah's New Orleans Management
      Company, Inc.'s, and its affiliates' agreement to waive all claims relating to existing defaults under our Management Agreement, the Administrative Services Agreement, the Forbearance Agreement, and any other pre-petition claims against us; 3) Harrah's Crescent City Investment Company's consent to waive the Warrant Agreement; and 4) Harrah's Operating Company's agreement to contribute the slot machines used in our Casino to us, Harrah's Entertainment received 6,069,238 shares (49%) of our new common stock.

    - Holders of claims arising under Tranche B-1 of the Bank Credit Facilities received 1,734,068 shares (14%) of our new common stock.

    - Holders of claims arising under our senior subordinated notes received 4,582,894 shares (37%) of our new common stock.

    - We issued new term notes, the Senior Notes due 2008, in the aggregate amount of $124.5 million (face value), which will mature seven years from their issuance and bear interest at The London Interbank Offered Rate ("LIBOR") plus 275 basis points. The holders of claims arising under Tranches A-1, A-3 and B-1 of the Bank Credit Facilities received
      $55.0 million in Senior Notes; Harrah's Entertainment and its affiliates, as holders of claims arising under the HET/JCC Agreement and Tranche A-2 of the Bank Credit Facilities received $51.6 million in Senior Notes; and holders of claims arising under the senior subordinated notes received $17.9 million in Senior Notes.

    - All holders of Casino operation related unsecured claims were paid, in cash, the full amount of their claims.

    Upon the filing of our petitions for Chapter 11 reorganization, we required funds to meet certain post-petition financial obligations, including the minimum daily payments required under our casino operating contract and the payment obligations arising under our ground lease with Rivergate Development Corporation and the City of New Orleans. To meet those cash needs, we arranged for a debtor-in-possession financing facility provided by Harrah's Entertainment and its affiliates, the terms of which were negotiated with Harrah's Entertainment prior to the date of filing our bankruptcy petition. Under this facility, the interest rate was Prime plus 3% (11% as of March 29, 2001). In 2001, we borrowed $6.3 million under this facility, of which $2.1 million was repaid in cash and the remaining balance of principal and related accrued interest was eliminated in accordance with the Plan of Reorganization.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of JCC Holding Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

    CASH AND CASH EQUIVALENTS. For purposes of the consolidated statements of cash flows and consolidated balance sheets, cash and cash equivalents include highly liquid investments with original maturities of three months or less. As of December 31, 2001, restricted cash includes approximately

                      JCC HOLDING COMPANY AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
$3.2 million of contributions to the capital replacement fund (see Notes 9 and 10) and $43,000 of contributions to the Open Access Program public support efforts (see Note 10). As of December 31, 2000, restricted cash includes approximately $1.9 million of unused contributions to the capital replacement fund, $184,000 of contributions to the Open Access Program public support efforts and $8,000 of construction escrow funds.

    INVENTORIES. Inventories, which consist primarily of food, beverage, operating supplies and retail items, are stated at average cost.

    PROPERTY AND EQUIPMENT. Property and equipment are stated at cost, except for adjustments related to fresh start reporting in 1998 and adjustments related to asset impairment in 2000 (see Note 3). Improvements and repairs that extend the life of the asset are capitalized. Maintenance and repairs are expensed as incurred. Interest is capitalized on constructed assets at the Company's overall weighted average rate of interest. No interest was capitalized in 2001. Capitalized interest amounted to $140,000 and $21.7 million in 2000 and 1999, respectively.

    Depreciation is calculated using the straight-line method over the shorter of the estimated useful lives of the assets, the related lease term, or the life of the amended casino operating contract as follows:

Buildings on leased land.................  25 years
Leasehold improvements...................  9 years
Furniture, fixtures and equipment........  3 to
                                           7 years

    Property held for development is valued at the lower of cost or estimated fair value. Costs incurred in developing these properties, not in excess of their fair values, are capitalized. On October 15, 2001, we sold the Canal Place property for approximately $6 million and recognized a $1.1 million gain recorded in other income.

    DEFERRED OPERATING CONTRACT COST. Deferred operating contract cost consists of payments, net of adjustments related to asset impairment (see Note 3) and of adjustments related to fresh start reporting in 1998, to the Louisiana Economic Development and Gaming Corporation (see Note 10) required under the original casino operating contract between Harrah's Jazz Company and the Louisiana Economic Development and Gaming Corporation, which commenced on July 15, 1994, and is being amortized on the straight-line basis over the period from October 28, 1999 through July 24, 2024, the life of the amended and renegotiated casino operating contract dated October 30, 1998 among Harrah's Jazz Company, Jazz Casino and the State of Louisiana, by and through the Louisiana Gaming Control Board. The amended and renegotiated casino operating contract, which was entered into in connection with the Harrah's Jazz Company plan of reorganization, modified the original casino operating contract between Harrah's Jazz Company and the Louisiana Economic Development and Gaming Corporation and is referred to herein as the amended casino operating contract. This contract was subsequently amended as a result of our Plan of Reorganization as discussed in Note 10.

    LEASE PREPAYMENT. Lease prepayment includes a non-refundable initial payment, net of adjustments related to fresh start reporting in 1998 and adjustments related to asset impairment (See

                      JCC HOLDING COMPANY AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Note 3), required under the original ground lease for the site on which the Casino has been constructed (see Note 9) and is being amortized on a straight-line basis over 25 years, the life of the amended casino operating contract.

    REVENUE RECOGNITION AND PROMOTIONAL ALLOWANCES. Jazz Casino recognizes the net win from gaming activities (the difference between gaming wins and losses) as casino revenues. Casino revenues are net of accruals for anticipated payouts of progressive slot machine jackpots and certain progressive table game payouts. Such anticipated jackpots and payouts are reflected as other current liabilities in the accompanying consolidated balance sheets. Food and beverage, parking, retail, and other revenues are recognized as services are provided. The estimated value of beverages, food, parking, retail and other items, which are provided to customers without charge or in exchange for total reward points, has been included in revenues and a corresponding amount has been deducted as a promotional allowance. We reflect "cash back" rewards and cash sales incentives as a reduction of revenues in promotional allowances. "Cash back" rewards and cash sales incentives for the years ended December 31, 2001, 2000, and 1999 were $18.6 million, $19.0 million and $899,000 respectively.

    The estimated costs of providing such complimentary services are included in Casino costs and expenses and for the years ended December 31, 2001, 2000, and 1999 are as follows:

                                                        2001       2000       1999
                                                      --------   --------   --------
                                                              (IN THOUSANDS)
Beverage............................................  $10,335     $5,700      $893
Food................................................    4,607      1,900        --
Parking.............................................    4,178      1,100       235
Retail Items........................................      610        500        39

    Under the amended Gaming Act and its rules and regulations, subsequent to the effective date of our Plan of Reorganization, we are still restricted from freely offering complimentary or discounted food and lodging to the general public except under limited circumstances. Under the terms of the amended casino operating contract, in effect for the three months ended March 31, 2001 and years ended December 31, 2000 and 1999, Jazz Casino was not allowed to give away or subsidize food from the Casino's buffet and is prohibited from developing on-site lodging. In order to compensate for these limitations and offer its patrons the integrated Casino, dining and entertainment experience, the Casino offers its patrons complimentary meals, hotel rooms, transportation, entertainment, and other amenities at various local establishments. The expense related to providing these external complimentary services are included in casino costs and expenses and totaled $32.7 million in 2001, $20.8 million in 2000 and $4.5 million for the period from October 28, 1999 to December 31, 1999.

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

    PRECONFIRMATION CONTINGENCIES. Preconfirmation contingencies as of December 31, 2001, represent estimated amounts owed to creditors of Jazz Casino under its Plan of Reorganization. Preconfirmation

                      JCC HOLDING COMPANY AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) contingencies as of December 31, 2000 represent amounts owed to creditors of the predecessor company, Harrah's Jazz Company, which were transferred to the Company under the Harrah's Jazz Company Plan of Reorganization. During 2001 and 1999, preconfirmation contingencies were reduced by $1.8 million and $1.6 million, respectively, due to changes in estimates. This amount is included as a reorganization item in the Consolidated Statements of Operations.

    AMORTIZATION OF NOTE DISCOUNT. The discount associated with Jazz Casino's Senior Notes and senior subordinated notes with contingent payments (see
Note 6) are amortized using the interest method. Our interest expense for 2001, 2000 and 1999 includes amortization of the note discount of $1.7 million, $5.4 million and $3.5 million, respectively.

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

    NET INCOME (LOSS) PER SHARE. We account for net income (loss) per share under the provisions of SFAS No. 128, "Earnings Per Share." This standard requires dual presentation of net income per common share and net income per share assuming dilution on the face of the statement of operations. Basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per common share assume that any dilutive convertible debentures outstanding at the beginning of each year were converted at those dates, with related interest and outstanding common shares adjusted accordingly. Jazz Casino's convertible junior subordinated debentures (see
Note 6) were not included in the computation of diluted earnings per common share for 2000 and 1999 because it would have resulted in an antidilutive effect. Diluted earnings per common share also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock warrants and stock options for which market price exceeds exercise price, less shares which could have been purchased by us with related proceeds. Since the exercise price associated with the warrant issued to Harrah's Crescent City Investment Company (see Note 12) is above the market price of the class A common stock, it was not dilutive in 2000 and 1999. In 2001, the net income (loss) per share was not dilutive.

    STOCK-BASED COMPENSATION. In 1999, we adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS
No. 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation. The disclosures are presented in Note 11. We continue to account for stock-based compensation using the intrinsic value method as prescribed under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

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

                      JCC HOLDING COMPANY AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    LONG-LIVED ASSETS. We periodically evaluate whether events and circumstances have occurred that indicate that certain assets may not be recoverable. When factors indicate that long-lived assets should be evaluated for impairment, we use an estimate of undiscounted net cash flow over the shorter of the remaining life of the related lease, contract, or asset, as applicable, in determining whether the assets are recoverable. See Note 3 for a discussion of asset impairment adjustments recorded during the fourth quarter of 2000 as a result of our asset impairment evaluation.

    FAIR VALUE OF FINANCIAL INSTRUMENTS. SFAS No. 107, "Disclosure About Fair Value of Financial Instruments", requires certain disclosures regarding the fair value of financial instruments. Current assets and current liabilities, including due to affiliates, are reflected in the consolidated financial statements at fair value because of the short-term maturity of these instruments, except for certain balances as of December 31, 2000 including short-term borrowings, due to affiliates and accrued interest which had a fair value of $17.6 million, $50.0 million and $2.3 million, respectively, based on the Plan of Reorganization. The fair value of long-term other assets and liabilities, excluding debt and due to affiliates, closely approximates their carrying value (see Note 6). We use quoted market prices, when available, or discounted cash flows to calculate these fair values.

    SEGMENT INFORMATION. Our principal line of business is casino and entertainment development.

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS. In the first quarter of 2001, the Emerging Issues Task Force ("EITF") reached a consensus on certain issues in EITF 00-22 "Accounting for "Points" and Certain Other Time-Based and Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." EITF 00-22 requires that cash rebates or refunds be shown as a reduction of revenues effective for quarters ending after February 15, 2001. In 2001, the EITF also reached a consensus on certain issues in EITF 00-14 "Accounting for Certain Sales Incentives." EITF 00-14 requires that the reduction in or refund of the selling price of the product or service resulting from any cash sales incentive should be classified as a reduction in revenues effective no later than in annual or interim financial statements for the periods beginning after December 15, 2001. We adopted the consensus provisions of EITF 00-22 and EITF 00-14 in the first quarter 2001 and the fourth quarter 2001, respectively. To be consistent with the 2001 presentation, various "cash back" rewards and cash sales incentives, previously shown as casino expenses, were reclassified as a reduction in revenues in 2000 and 1999. This did not have any effect on previously reported operating income (loss) or net income (loss). The cash back rewards and cash sales incentives for 2001, 2000, and 1999 were $18.6 million, $19.0 million, and $899,000, respectively.

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." Both statements were issued in June 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interests method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 142 is

                      JCC HOLDING COMPANY AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) effective for fiscal years beginning after December 15, 2001. Management does not believe these Standards will have a significant impact on our financial position and results of operations.

    SFAS No. 143, "Accounting for Asset Retirement Obligations", was issued during June 2001. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. Management does not believe this Standard will have a significant impact on our financial position and results of operations.

    SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued during August 2001. SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"
and APB Opinion No. 30, "Reporting the Results of   Operations--Reporting the
Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. Management does not believe this Standard will have a significant impact on our financial position and results of operations.

    RECLASSIFICATIONS. Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

                      JCC HOLDING COMPANY AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 3. ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

    We account for impairment of long-lived assets in accordance with SFAS
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." On December 27, 2000, we received notice from Harrah's Entertainment, Inc. and Harrah's Operating Company that they would not provide the minimum payment guaranty required under the terms of our casino operating contract. Accordingly, management reviewed its long-lived assets and identifiable intangibles and determined an impairment had occurred. The estimated fair value of the assets was determined by management using judgment and a reorganization value determined in consultation with an independent firm. During the fourth quarter of 2000, we recorded an impairment charge and wrote down approximately $255.9 million of impaired long-lived assets. The write down included $177.4 million of buildings on leased land, $19.2 million of furniture, fixtures and equipment, $293,000 of leasehold improvements, $138,000 of construction in progress, $39.9 million of deferred operating contract costs, $9.9 million of lease prepayments and $9.1 million of deferred charges and other long lived assets. Generally, fair value represents our expected future cash flows from the use of the long-term assets, discounted at a rate commensurate with the risks involved. Considerable management judgment is necessary to estimate the fair value of our long-lived assets. Accordingly, actual results may vary from management's estimates. In addition, for the year ended
December 31, 2000, we recorded asset impairment adjustments of $2.9 million to write down furniture, fixtures and equipment to be disposed of to their net realizable value. There were no impairment charges for the year ended
December 31, 2001.

NOTE 4. ACCRUED EXPENSES

    Accrued expenses as of December 31 consist of the following:

                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Payroll & related benefits..................................  $ 7,604    $ 7,348
State gaming minimum payment................................    2,646      1,096
Orleans Parish School Board contribution....................    2,025      2,000
Professional fees...........................................    1,000        483
Marketing and advertising expenses..........................      889        326
Accrued taxes, excluding income taxes.......................      876        294
Hotel rooms & catering......................................      572        412
Other.......................................................    1,619        342
                                                              -------    -------
Total.......................................................  $17,231    $12,301
                                                              =======    =======

NOTE 5. SHORT-TERM BORROWINGS

    We have $35 million available for working capital purposes under a new revolving line of credit provided by Harrah's Entertainment with a letter of credit sublimit of $10 million. Our new revolving line of credit bears interest at a rate of LIBOR plus 3.00% per annum and will mature in 2006 subject to extension until March 30, 2007 at our option. The obligations under the new revolving line of credit are secured by substantially all of our assets (except our casino operating contract with the State of Louisiana and the revenue share payments due to the State of Louisiana thereunder) and the Casino's bankroll. Our new revolving line of credit is secured on a second lien priority basis, junior only to a lien securing certain obligations under the new HET/JCC Agreement pursuant to which Harrah's Entertainment agreed to provide a minimum payment guaranty. As of December 31, 2001, Jazz Casino

                      JCC HOLDING COMPANY AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 5. SHORT-TERM BORROWINGS (CONTINUED) had no outstanding borrowings under this revolving line of credit and had outstanding letters of credit of $700,000.

    Pursuant to our cancelled credit agreement dated as of October 29, 1998 among Jazz Casino, as borrower, JCC Holding, as guarantor, and a syndicate of lenders led by Bankers Trust Company, Jazz Casino had obtained a $25 million revolving line of credit, which would have terminated in January 2006. Letters of credit could be drawn on the available balance under this credit facility up to $10 million. Under the revolving line of credit, the interest rate on the Eurodollar loans ranged from LIBOR plus 2.50% to LIBOR plus 3.50% and the interest rate on the base rate loans was prime plus 1.0% less than the applicable margin on the Eurodollar loans. As of December 31, 2000, Jazz Casino had outstanding borrowings of $23.3 million and outstanding letters of credit of $1.7 million under this revolving line of credit. On the Effective Date, this revolving line of credit was cancelled. The weighted average interest rates on our outstanding short-term borrowings during the years ended December 31, 2001 and 2000 were 9.64% and 9.56%, respectively. Refer to Note 6 for a discussion of the former guaranty related to the revolving line of credit.

NOTE 6. LONG-TERM DEBT AND OTHER FINANCING AGREEMENTS

    Long-term debt consisted of the following as of December 31:

                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Senior secured notes due 2008, ("Senior Notes")
  5.4% (b), LIBOR plus 2.75% (c)............................  $127,603   $     --
Unamortized note discount...................................   (21,927)        --
                                                              --------   --------
                                                               105,676         --
                                                              --------   --------
Term loans:
  Tranche A-1, 8.00% (a), (LIBOR plus 1%) (e)...............        --     10,000
  Tranche A-2, 9.75% (a), (LIBOR plus 2.5% to 3.5%) (d)
    (e).....................................................        --     20,000
  Tranche A-3, 8.00% (a), (LIBOR plus 1%) (e)...............        --     30,000
  Tranche B-1, 9.50% (a), (LIBOR plus 2.5%) (e).............        --     30,000
  Tranche B-2, 9.75% (a), (d) (e)...........................        --    121,500
                                                              --------   --------
                                                                    --    211,500
                                                              --------   --------
Senior subordinated notes with contingent payments, 6.10%
  (a).......................................................        --    211,305
Unamortized note discount...................................        --    (90,365)
                                                              --------   --------
                                                                    --    120,940
                                                              --------   --------
Senior subordinated contingent notes........................        --         --
Convertible junior subordinated debentures, 8.00% (a).......        --     32,025
Junior subordinated credit facility-affiliate, 8.00% (a)....        --     25,167
Completion Loan--affiliate, 8.00% (a).......................        --      5,127
Promissory note--affiliate, 9.00% (a).......................        --      1,653
                                                              --------   --------
Total long-term debt........................................  $105,676   $396,412
                                                              ========   ========

------------------------

(a) Represents the interest rate for the respective debt agreement in effect as of December 31, 2000.

(b) Represents the interest rate for the respective debt agreements in effect as of December 31, 2001.

                      JCC HOLDING COMPANY AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 6. LONG-TERM DEBT AND OTHER FINANCING AGREEMENTS (CONTINUED)
(c) The Senior Notes pay interest quarterly at LIBOR plus 2.75% annum.

(d) The applicable interest rate on tranche B-2 on borrowings up to $10 million was LIBOR plus Harrah's Entertainment's applicable margin then in effect, which represents Harrah's Entertainment's current interest rate on its credit facility. Borrowings in excess of $10 million accrued interest at LIBOR plus 2.5% to LIBOR plus 3.5%.

(e) The interest rate on the term loans maintained as base rate loans was the sum of (i) the applicable base interest rate and (ii) that percentage (not below 1.0%) which was 1.0% less than the margin for loans of such Tranche maintained as Eurodollar loans.

SENIOR NOTES

    On the Effective Date, the existing long-term debt was cancelled. In connection with the cancellation of this debt and certain other obligations, Senior Notes were issued by Jazz Casino Company in the aggregate principal
(face) amount of $124.5 million that will mature seven years after the Effective Date (see Note 1 and 9). The Senior Notes pay interest quarterly at LIBOR plus 2.75% per annum. In the first year, one half of the interest payments on the Senior Notes may be paid in kind and added to the principal at our option. Principal payments on the Senior Notes will be amortized as follows: zero in the first year; 50% of free cash flow (as defined in the Senior Note agreement) in the second through fourth years; and $6 million annually in the fifth through seventh years, with all remaining unpaid principal payable at maturity. As of the effective date, we considered the variable interest rate on the new term notes to be lower than prevailing interest rates for debt with similar terms and credit ratings. In accordance with Statement of Position 90-7, the new term notes were valued based on discounting concepts to approximate their fair value (12.5% discount rate). We are also subject to numerous debt covenants under the new term note agreement, including restrictions on, among other things, certain payments, transactions with affiliates, dividends, liens, incurrence of additional indebtedness, asset sales, mergers and consolidations, payment of certain indebtedness, capital expenditures, and investments or loans. JCC Holding Company and all of its wholly owned subsidiaries have fully and unconditionally guaranteed on a joint and several basis Jazz Casino's obligations under the Senior Notes (see Note 13).

    Pursuant to the terms of the indenture for our Senior Notes, revolving credit agreement, and HET/JCC Agreement, we are restricted from paying dividends on the Common Stock to our stockholders, or from setting aside funds for this purpose. The payment of cash dividends, if any, will be made only from assets legally available for that purpose (i.e. net profits or capital surplus), and will depend on our financial condition, results of operations, current and anticipated capital requirements, restrictions under then existing debt instruments and other factors deemed relevant by the board of directors.

    As of December 31, 2001, Jazz Casino Company had paid $3.1 million in interest in kind and $3.4 million in cash interest on these Senior Notes.

TERM LOANS (CANCELLED MARCH 29, 2001)

    Pursuant to the cancelled credit agreement dated as of October 29, 1998 among Jazz Casino, as borrower, JCC Holding, as guarantor, and a syndicate of lenders led by Bankers Trust Company, Jazz Casino had obtained and used a construction financing loan of $211.5 million under various term loans and up to $25 million of available working capital under a revolving line of credit (see
Note 5). The

                      JCC HOLDING COMPANY AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 6. LONG-TERM DEBT AND OTHER FINANCING AGREEMENTS (CONTINUED) term loans and the revolving line of credit were a single combined credit facility. As of December 31, 2000 and March 29, 2001, the outstanding balance of the term loans amounted to $211.5 million.

    The scheduled quarterly repayments on these old notes were deferred for the first six semi-annual interest payment periods since interest on Jazz Casino's senior subordinated notes with contingent payments (see below) was paid in kind and the Harrah's New Orleans Management Company (the "Manager") had deferred its fees under the terms of its management agreement with Jazz Casino (see Note 8) and under the agreement (the "HET/JCC Agreement") among Jazz Casino, Harrah's Entertainment and Harrah's Operating Company, pursuant to which Harrah's Entertainment and Harrah's Operating Company had provided an initial guaranty in favor of the State of Louisiana by and through the Louisiana Gaming Control Board of a $100 million annual payment due to the State of Louisiana under the amended casino operating contract (see Note 10). Jazz Casino had included
$13.4 million and $5.2 million of repayments due in 2001 and 2000 as long-term debt due to its intent to defer these repayments, prior to the Effective Date.

    The tranche A term loans generally ranked senior to all existing and future indebtedness of Jazz Casino except certain obligations of Jazz Casino under the HET/JCC Agreement (see Note 8).

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

    The tranche A-2 and B-2 term loans along with the revolving line of credit were also guaranteed by Harrah's Entertainment and Harrah's Operating Company. As consideration for this guaranty, Harrah's Entertainment received an annual credit support fee from Bankers Trust Company and Jazz Casino equal to 2% and approximately 0.75%, respectively, of the average aggregate principal amount of loans and/or stated amount of letters of credit outstanding under tranche A-2 and B-2 term loans and the revolving line of credit (in the case of tranche B-2 term loans only to the extent of the aggregate principal amount thereof from time to time in excess of $10 million). During the year ended December 31, 2000 and 1999, Jazz Casino incurred annual credit support fees of approximately
$1.1 million and $388,000, which were deferred under the terms of the HET/JCC Agreement.

    In conjunction with an amendment to our credit agreement, on September 1, 2000, Harrah's Operating Company purchased from our bank lenders approximately $145.5 million of our obligations outstanding at that time to the bank lenders, which amount it had previously guaranteed under the guaranty and loan purchase agreement. Harrah's Operating Company, agreed to provide the funding for the balance of our $25 million revolving line of credit as it was drawn from the banks.

    On the Effective Date, this credit facility was cancelled and Senior Notes and new Common Stock were issued in the amount of $55.0 million (face value) and
1.7 million shares, respectively, to the syndicate of lenders and Senior Notes of $21.0 (face value) and 2.5 million shares of common stock to Harrah's Entertainment and its affiliates (see Note 1).

                      JCC HOLDING COMPANY AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 6. LONG-TERM DEBT AND OTHER FINANCING AGREEMENTS (CONTINUED)
SENIOR SUBORDINATED NOTES AND CONTINGENT NOTES (CANCELLED MARCH 29, 2001)

    In connection with the Harrah's Jazz Company plan of reorganization, in 1998 Jazz Casino issued (1) $187.5 million aggregate principal amount of senior subordinated notes with contingent payments maturing in 2009, and (2) senior subordinated contingent notes maturing in 2009 pursuant to indentures, dated as of October 30, 1998, by and among Jazz Casino, as obligor, JCC Holding, JCC Development, Canal Development and Fulton Development, as guarantors, and Norwest Bank Minnesota, National Association, as Trustee. As of December 31, 2000 and March 31, 2001, the outstanding balance amounted to $211.3 million.

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

    As of December 31, 2000, there were no amounts outstanding under the senior subordinated contingent notes or the contingent payments under the senior subordinated notes.

    The senior subordinated notes with contingent payments and the senior subordinated contingent notes were secured on an equal and ratable basis by liens on substantially all of the assets of Jazz Casino, JCC Holding, JCC Development, Canal Development and Fulton Development (excluding the amended casino operating contract, funds deposited in the house bank maintained at the Casino and the Gross Gaming Revenue Share Payments (as defined in Note 10)).

    On the Effective Date, the senior subordinated notes with contingent payments and the senior subordinated contingent notes were cancelled. The senior subordinated noteholders received Senior Notes and new Common Stock in the amount of $17.9 million (face value) and 4.6 million shares, respectively. The senior subordinated contingent noteholders did not receive any Senior Notes or new Common Stock for the cancellation of this debt (see Note 1).

CONVERTIBLE JUNIOR SUBORDINATED DEBENTURES (CANCELLED MARCH 29, 2001)

    On October 30, 1998, Jazz Casino issued to Bankers Trust Company, Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Smith Barney Inc., BT Alex. Brown Incorporated and Bank One, $27,287,500 aggregate principal amount of its convertible junior subordinated debentures due 2010. The convertible junior subordinated debentures were scheduled to mature in May 2010. The convertible junior subordinated debentures bore interest at the rate of 8% per year, payable semi-annually in cash; provided, however, that Jazz Casino had the option of paying the interest on the debentures, in whole or in part, in kind rather than in cash (1) at any time on or prior to October 30, 2003, and (2) at any time thereafter if Jazz Casino did not make contingent payments with respect to the senior subordinated contingent notes on the immediately preceding interest payment date for the

                      JCC HOLDING COMPANY AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 6. LONG-TERM DEBT AND OTHER FINANCING AGREEMENTS (CONTINUED) senior subordinated contingent notes. Jazz Casino had paid the first four interest payments amounting to $4.7 million in kind. The convertible junior subordinated debentures were unsecured obligations of Jazz Casino. The convertible junior subordinated debentures were convertible at the option of the holders, in whole or in part, at any time after October 1, 2002, into class A common stock or, after the Transition Date (as defined in the agreement), unclassified common stock of JCC Holding at a conversion price of $25.00 per share, subject to dilution and other appropriate adjustments.

    As of December 31, 2000 and March 29, 2001, the outstanding balance amounted to $32.0 million.

    On the Effective Date, the convertible junior subordinated debentures were cancelled. The holders of the convertible junior subordinated debentures did not receive any Senior Notes or new Common Stock for the cancellation of this debt (see Note 1).

JUNIOR SUBORDINATED CREDIT FACILITY (CANCELLED MARCH 29, 2001)

    On October 30, 1998, Jazz Casino entered into a junior subordinated credit facility with Harrah's Entertainment and Harrah's Operating Company whereby Harrah's Operating Company agreed to make available to Jazz Casino up to $22.5 million of subordinated indebtedness to fund project costs to the extent that such costs exceeded amounts available under the term loans (excluding the tranche A-2 and tranche B-2 term loans), the proceeds from the issuance of the convertible junior subordinated debentures and the $15 million equity investment by Harrah's Crescent City Investment Company in JCC Holding on October 30, 1998. As of March 29, 2001, Jazz Casino had drawn $22.5 million under this facility. The junior subordinated credit facility was unsecured. Amounts owed under the junior subordinated credit facility were due and payable six months following the maturity of the senior subordinated notes with contingent payments. Outstanding principal under the junior subordinated credit facility bore interest at the rate of 8% per year. Interest would be paid in cash and would be added to the outstanding principal amount if certain earnings before interest, income taxes, depreciation, and amortization ("EBITDA") tests were not met for the contingent payment periods or if Jazz Casino paid interest in kind on its senior subordinated notes with contingent payments after September 30, 2000. Jazz Casino paid the first interest payment due on September 30, 2000 amounting to $2.7 million under this facility in kind. As of December 31, 2000 and March 29, 2001, the outstanding balance amounted to $25.2 million.

    On the Effective Date the junior subordinated credit facility was cancelled. The holders of the junior subordinated credit facility did not receive any Senior Notes or new Common Stock for the cancellation of this debt (see
Note 1).

COMPLETION LOAN AGREEMENT (CANCELLED MARCH 29, 2001)

    On October 30, 1998, Jazz Casino entered into an amended and restated subordinated completion loan agreement with Harrah's Entertainment and Harrah's Operating Company under which any expenditure made by Harrah's Entertainment and Harrah's Operating Company under its completion guarantees, which were not also expenditures under our amended and restated construction lien indemnity agreement with Harrah's Operating Company, were deemed unsecured loans. The loans under the completion loan agreement bore interest at a rate of 8% per annum and were scheduled to mature on April 30, 2010. No fees were payable to Harrah's Entertainment and Harrah's Operating Company in connection with the completion guarantees. As of December 31, 2000 and March 29, 2001, the outstanding balance under the completion loan was $5.1 million.

                      JCC HOLDING COMPANY AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 6. LONG-TERM DEBT AND OTHER FINANCING AGREEMENTS (CONTINUED)

    On the Effective Date, the completion loan agreement was cancelled. The holders of the completion loan agreement did not receive any Senior Notes or new Common Stock for the cancellation of this debt (see Note 1).

PROMISSORY NOTE (CANCELLED MARCH 29, 2001)

    On October 26, 1999, JCC Development entered into a promissory note with Harrah's Operating Company that provided for borrowings up to $2 million. Borrowings under this loan accrued interest at 9% per year, and, at JCC Development's option, could be paid in cash or in kind. The entire unpaid balance of principal and interest was scheduled to be due on October 26, 2004. As of December 31, 2000 and March 29, 2001, JCC Development had outstanding borrowings under this note of $1.7 million, and had incurred interest costs of $140,000, which was capitalized in connection with its development activities.

    On the Effective Date, the promissory note was cancelled. The holder of this promissory note did not receive any Senior Notes or new Common Stock for the cancellation of this debt (see Note 1).

    As of December 31, 2001, maturities of long-term debt (by their original terms) are as follows:

                                                              (IN THOUSANDS)
                                                              --------------
2002........................................................     $     --

2003........................................................           --

2004........................................................           --

2005........................................................        4,500

2006........................................................        6,000

Thereafter..................................................      117,103

Unamortized Discount........................................      (21,927)
                                                                 --------

Total Long-Term Debt........................................     $105,676
                                                                 ========

                      JCC HOLDING COMPANY AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 6. LONG-TERM DEBT AND OTHER FINANCING AGREEMENTS (CONTINUED)
FAIR VALUE

    The estimated fair values and carrying amounts of long-term debt and due to affiliates are as follows (in thousands):

                                                    2001                          2000
                                         ---------------------------   ---------------------------
                                         FAIR VALUE   CARRYING VALUE   FAIR VALUE   CARRYING VALUE
                                         ----------   --------------   ----------   --------------
Senior notes due 2008..................    $95,702       $105,676             --             --

Senior subordinated notes with
  contingent payments..................         --             --        $46,182       $120,940

Term loans.............................         --             --         72,238        211,500

Convertible junior subordinated
  debentures...........................         --             --             --         32,025

Junior subordinated credit
  facility--affiliate..................         --             --             --         25,167

Completion loan--affiliate.............         --             --             --          5,127

Promissory note--affiliate.............         --             --             --          1,653

Long-term due to affiliates............      2,050          2,050             --         20,968

    The fair value of Jazz Casino's long-term debt and due to affiliates was determined using valuation techniques that considered cash flows discounted at current market rates and management's best estimate for instruments without quoted market prices.

NOTE 7. FEDERAL INCOME TAXES

    For the years ended December 31, 2001, 2000, and 1999, the provision (benefit) for income tax is as follows:

                                                   2001       2000       1999
                                                 --------   --------   --------
Current income tax benefit.....................  $(24,752)  $(52,769)  $(22,881)

Deferred tax expense...........................    24,752     14,869     22,881
                                                 --------   --------   --------

Income tax benefit.............................  $     --   $(37,900)  $     --
                                                 ========   ========   ========

                      JCC HOLDING COMPANY AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 7. FEDERAL INCOME TAXES (CONTINUED)
    For the years ended December 31, 2001, 2000 and 1999 the effective income tax rate differs from the statutory federal income tax rate as follows:

                                                     2001          2000           1999
                                                   --------      --------       --------
Statutory federal rate...........................    38.00%       (38.00%)       (38.00%)

State income taxes, net of Federal income tax
  benefit........................................       --            --             --

Valuation allowance..............................   (44.68)        28.73          38.23

Net operating losses reduction...................     6.37            --             --

Permanent items..................................      .36         (0.40)         (0.23)

Other............................................    (0.05)           --             --
                                                    ------        ------         ------

Effective tax rate...............................     0.00%        (9.67%)         0.00%
                                                    ======        ======         ======

    Significant components of net deferred tax liabilities as of December 31 consisted of the following:

                                                          2001        2000
                                                        ---------   ---------
                                                           (IN THOUSANDS)
Deferred Tax Liabilities:

  Discount on debt....................................  $  (8,332)  $ (34,339)

  Capitalized interest................................         --        (410)

  Early extinguishment of debt........................    (81,110)         --

  Original issue discount.............................         --      (1,717)
                                                        ---------   ---------

    Total.............................................    (89,442)    (36,466)
                                                        ---------   ---------

Deferred Tax Assets:

  Net operating loss..................................     97,061      76,936

  Basis difference in fixed assets....................     78,067      88,288

  Basis difference in intangible assets...............     19,563      22,393

  Accrued reserves....................................      2,726       1,354

  Contribution carryover..............................      1,111         709

  Stock compensation cost.............................         --          85

  Work opportunity and welfare-to-work credit.........        282         226

  Self insurance......................................        609         753

  Valuation allowance.................................   (109,977)   (154,278)
                                                        ---------   ---------

    Total.............................................     89,442      36,466
                                                        ---------   ---------

    Net deferred tax liability........................  $      --   $      --
                                                        =========   =========

    At December 31, 2001, we had a valuation allowance to reduce our net deferred taxes to zero. As of December 31, 2000, the valuation allowance was adjusted to reduce our net deferred taxes to zero,

                      JCC HOLDING COMPANY AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 7. FEDERAL INCOME TAXES (CONTINUED) resulting in an income tax benefit of $37.9 million. The valuation allowance has been established against the net deferred tax asset as of December 31, 2001 and 2000 due to the uncertainty of sufficient future taxable income.

    In connection with our reorganization, we had an ownership change as defined by Internal Revenue Code ("IRC") Section 382. Since the change occurred while under the jurisdiction of the bankruptcy court, the net operating loss limitations of IRC Section 382 do not apply. However, our net operating loss carryforwards must be reduced by certain interest expense previously deducted.

    In addition, a deferred tax liability has been recorded in 2001 related to the extraordinary gain on debt extinguishment not recognized for tax purposes. As required for federal income tax purposes, we will reduce our tax attributes in an amount equal to the income not recognized. We, at our option, will reduce our net operating losses or our basis in depreciable property. Such election will be made with our 2001 federal income tax return.

    As of December 31, 2001, we had a net operating loss carryforward for both regular tax and alternative minimum tax of $255.4 million that begins to expire in 2018. In addition, we had a charitable contribution carryforward of approximately $2.9 million that expires as follows: $0.2 million in 2004;
$1.6 million in 2005; and $1.1 million in 2006.

    We have tax credit carryforwards for the Work Opportunity Credit and the Welfare to Work Credit of $179,000 and $103,000, respectively, that begin to expire in 2019. For state income tax purposes, Jazz Casino and JCC Holding have net operating loss carryforwards of $254.6 million and $1.1 million, respectively, that begin to expire in 2013.

NOTE 8. RELATED PARTY TRANSACTIONS

MANAGEMENT AND ADMINISTRATIVE SERVICES AGREEMENTS

    The Casino's operations are managed by Harrah's New Orleans Management Company (the "Manager"), a wholly-owned subsidiary of Harrah's Entertainment, pursuant to the second amended and restated management agreement. Under the terms of the management agreement in effect prior to the Effective Date, the Manager was entitled to receive a management fee having two components. The first component was 3% of annual gross revenues of the Casino. The second component was an incentive based fee that was equal to 7% of certain consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") targets. In addition, the Manager was entitled to receive a travel fee equal to $100,000 per year, subject to adjustment based on changes in the Consumer Price Index and a "marketing contribution," which as of December 31, 2000 was an amount equal to 1.5% of the Casino's net revenues. The Manager had the ability to increase this marketing contribution from time to time to ensure that it generally equaled the fee charged to other participating casinos owned or managed in effect prior to the Effective Date by Harrah's Entertainment's affiliates. Under the terms of the management agreement, the management fee was deferred until such time as Jazz Casino met certain interest payment requirements under its various debt agreements.

    Jazz Casino also contracted with Harrah's Operating Company to perform various administrative services pursuant to an administrative services agreement. The administrative service agreement, dated October 30, 1998, was renewable each year. Services to be provided under this agreement included accounting, computer processing, risk management, marketing and administration of certain human

                      JCC HOLDING COMPANY AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 8. RELATED PARTY TRANSACTIONS (CONTINUED) resource matters. The fees under the administrative agreement were negotiated annually and were to be paid monthly.

    For the years ending December 31, 2001 and 2000, Jazz Casino incurred costs of $8.0 million and $21.9 million, respectively, under the above agreements.

    During 2000, Jazz Casino leased certain employees from Harrah's Entertainment or its affiliates for approximately $174,000.

    On the Effective Date, all fees under the old management agreement were waived and Jazz Casino entered into the amended management agreement. Under the amended management agreement, the Manager will continue to be responsible for and have authority over, among other things:

       - hiring, supervising and establishing labor policies with respect to employees working in the Casino;

       - gaming and entertainment policies and operations including security and internal control procedures;

       - advertising, marketing and promoting the Casino;

       - providing Casino-level accounting and budgeting services;

       - maintaining, renovating and improving the Casino;

       - performing certain system services generally performed at casinos owned or managed by Harrah's Entertainment or its affiliates; and

       - performing certain other functions identified by Jazz Casino and agreed to by the Manager.

    In addition, the Manager and Harrah's Operating Company shall continue to provide the administrative services formerly provided by Harrah's Operating Company under the administrative service agreement, which was terminated on the Effective Date, at no additional costs (other than for insurance and risk management services).

    Under the amended management agreement on the Effective Date, as consideration for managing the Casino, the Manager is entitled to receive a management fee equal to thirty percent of earnings before interest, taxes, depreciation, amortization, and management fees ("EBITDAM"). Under the amended management agreement, Jazz Casino shall continue to reimburse Harrah's Entertainment for the cost of property level executive salaries and benefits and shall continue to reimburse Harrah's Entertainment for insurance related to the Casino. Neither the Manager or any of its affiliates shall be entitled to receive fees for services formerly provided under the administrative service agreement, which services shall be provided at no additional cost (see Note 1).

    Our Manager continues to manage the Casino pursuant to our management agreement, which was amended in connection with our bankruptcy Plan of Reorganization. Under our Amended Management Agreement, we have the right to terminate the management agreement if the Casino fails to achieve earnings before interest, income taxes, depreciation, amortization and management fees, adjusted for certain state and city costs and corporate overhead costs ("Adjusted EBITDAM"), of not less than 85% of the specified target Adjusted EBITDAM for the twelve months ended March 31, 2002, 84% of the specified target Adjusted EBITDAM for the twelve months ended March 31, 2003, and 83% of the specified target Adjusted EBITDAM for the twelve months ended March 31, 2004 and thereafter. The

                      JCC HOLDING COMPANY AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 8. RELATED PARTY TRANSACTIONS (CONTINUED) targets of Adjusted EBITDAM for these first three fiscal periods, as specified in the management agreement, are $115.2 million, $127.4 million, and $134.3 million, respectively. For the twelve months ended March 31, 2002, the target Adjusted EBITDAM is 85% of $115.2 million, or $97.9 million. For the nine months ended December 31, 2001, Adjusted EBITDAM was $77.9 million.

    For the year ended December 31, 2001, Jazz Casino incurred costs of $4.4 million under the Amended Management Agreement.

HET/JCC AGREEMENT

    On October 30, 1998, Jazz Casino entered into the HET/JCC Agreement with Harrah's Entertainment and Harrah's Operating Company, under which Harrah's Entertainment and Harrah's Operating Company had posted an initial payment guaranty for the benefit of the State of Louisiana by and through the Louisiana Gaming Control Board to assure payment of the minimum $100 million annual payment due to the State of Louisiana under Jazz Casino's amended casino operating contract. The amounts funded by Harrah's Entertainment to the Louisiana Gaming Control Board under this agreement took the form of a demand obligation by Jazz Casino to Harrah's Entertainment and first priority liens on our assets.

    For the years ending December 31, 2001 and 2000, Jazz Casino incurred minimum payment guaranty fees of approximately $1.5 million and $6.0 million, respectively under the HET/JCC Agreement.

    Under the terms of the minimum payment guaranty, on February 29, 2000, upon notice by the Louisiana Gaming Control Board that we had failed to make a daily payment, Harrah's Operating Company, Inc., began making the minimum daily payments of approximately $274,000 due to the Louisiana Gaming Control Board under the terms of our casino operating contract.

    Because funding under the minimum payment guaranty would constitute a default under our credit agreement with our bank lenders if our reimbursement obligation to Harrah's Entertainment and Harrah's Operating Company under the HET/JCC agreement exceeded $5 million, at our request, our bank lenders granted us a limited waiver of the default subject to certain conditions. The waiver granted by the bank lenders allowed funding under the HET/JCC agreement of up to $40 million. This limit was reached on July 20, 2000, at which time we resumed making the minimum daily payments. On August 31, 2000, the credit agreement was amended to include additional waivers to allow Harrah's Entertainment and Harrah's Operating Company to advance up to an additional $10 million under the HET/JCC agreement, subject to certain limitations, including the requirement that we must first borrow all of the $25 million available under our revolving line of credit before additional amounts could be advanced under the minimum payment guaranty. As of December 31, 2000 and March 29, 2001, Harrah's Entertainment and Harrah's Operating Company had advanced $44.1 million and $45.5 million, respectively, to the Louisiana Gaming Control Board on our behalf under the minimum payment guaranty. The principal balance outstanding bore interest at LIBOR plus 1% (8.00% as of December 31, 2000).

                      JCC HOLDING COMPANY AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 8. RELATED PARTY TRANSACTIONS (CONTINUED)

    On the Effective Date, the minimum payment loan along with the guaranty fees and related interest charges were cancelled and Harrah's Entertainment and Harrah's Operating Company received Senior Notes and new Common Stock in the amount of $30.6 million (face value) and approximately 3.1 million shares, respectively. In addition, Jazz Casino entered into the New HET/JCC Agreement pursuant to which Harrah's Entertainment will provide a minimum payment guaranty to the Louisiana Gaming Control Board. Jazz Casino has procured an initial rolling, four-year minimum payment guaranty guaranteeing the minimum payment required to be made to the Louisiana Gaming Control Board under the second and third amendments to the amended and renegotiated casino operating contract, and must provide rolling, three year minimum payment guaranties thereafter. The initial minimum payment guaranty will be provided by Harrah's Entertainment, and will guarantee the following amounts payable to the Louisiana Gaming Control
Board:

    - $50 million in the period April 1, 2001 to March 31, 2002;

    - $60 million in the period April 1, 2002 to March 31, 2003;

    - $60 million in the period April 1, 2003 to March 31, 2004; and

    - $60 million in the period April 1, 2004 to March 31, 2005.

    Harrah's Entertainment and Harrah's Operating Company will receive an annual guaranty fee in the amount of two percent of the total amount at risk at such time under the minimum payment guaranty. The guaranty fees for the period through March 31, 2002 shall be deferred and become payable in four equal installments due on March 31, 2002, March 31, 2003, March 31, 2004, and
March 31, 2005, provided that any then unpaid installments of the deferred guaranty fee for the period through March 31, 2002 shall be due and payable in full upon any termination of the amended management agreement. For any periods after March 31, 2002, the guaranty fee is payable in four equal installments on June 30, September 30, December 31 and March 31 of that year. Advances made by Harrah's Entertainment on Jazz Casino's behalf pursuant to the new HET/JCC agreement shall bear interest at the rate specified for loans under the New Revolving Credit Facility (LIBOR plus 3.00% per annum) and shall be secured on a first lien priority basis by substantially all of the Debtors' assets (except the second and third amendments to the amended and renegotiated casino operating agreement, the Casino bankroll and the Gross Revenue Share Payments (as defined in Note 10)).

    For the year ended December 31, 2001, Jazz Casino incurred minimum payment guaranty fees of $3.1 million under the new HET/JCC Agreement.

JUNIOR SUBORDINATED CREDIT FACILITY

    Harrah's Entertainment and Harrah's Operating Company provided Jazz Casino with the $22.5 million junior subordinated credit facility (see Note 6). On the Effective Date, this Junior Subordinated credit facility was cancelled (see
Note 1).

PROMISSORY NOTE

    Harrah's Operating Company provided JCC Development with a $2 million promissory note (see Note 6). On the Effective Date, this promissory note was cancelled (see Note 1).

                      JCC HOLDING COMPANY AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 8. RELATED PARTY TRANSACTIONS (CONTINUED)
HARRAH'S ENTERTAINMENT LOAN GUARANTEE

    Harrah's Entertainment and Harrah's Operating Company provided a payment guaranty with respect to the Tranche A-2 and B-2 term loans and the revolving line of credit (see Notes 5 and 6). On the Effective Date, this payment guaranty was cancelled (see Note 1).

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

LIMITED FORBEARANCE AGREEMENT

    On February 29, 2000, Jazz Casino entered into a limited forbearance agreement with Harrah's Operating Company and Harrah's New Orleans Management Company, the Manager of our Casino. This agreement was subsequently amended on August 31, 2000. Under this amended forbearance agreement, Harrah's Operating Company and Harrah's New Orleans Management Company each agreed to forbear until April 1, 2001 certain payments under the management agreement, the administrative agreement and the master lease agreement that we owed or which become due prior to April 1, 2001. The amended limited forbearance agreement also waived any penalties or late charges assessed on the deferred payments under these agreements. As of December 31, 2000 and March 29, 2001, pursuant to the amended limited forbearance agreement, we had deferred approximately
$18.0 million and $23.9 million, respectively related to the payments and fees payable to Harrah's Operating Company or Harrah's New Orleans Management Company.

    On the Effective Date, the limited forbearance agreement was cancelled and Harrah's Operating Company and Harrah's New Orleans Management Company did not receive New Notes or new Common Stock related to this agreement (see Note 1).

DEBTOR-IN-POSSESSION FINANCING

    Prior to filing our bankruptcy petition, we arranged for a debtor-in-possession financing facility provided by Harrah's Entertainment and its affiliates. The principal amounts borrowed under this facility bore interest at LIBOR plus 3.0%. In 2001, we borrowed $6.3 million under this facility, of which $2.1 million was repaid in cash and the remaining balance of principal and related accrued interest was eliminated in accordance with the Plan of Reorganization. (See Note 1).

NOTE 9. LEASES

    We lease real estate, office space, and equipment for use in our business through operating leases. In addition to minimum rentals, certain leases provide for contingent rents based on percentages of revenue. Real estate operating leases range from 12 months to 23 years with options for extensions for up to an additional 20 years. The average remaining term for non-real estate leases ranges from one to five years.

                      JCC HOLDING COMPANY AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 9. LEASES (CONTINUED)
THE CASINO SITE

    Jazz Casino entered into an amended and restated ground lease agreement dated October 29, 1998 with the Rivergate Development Corporation, as landlord, and the City of New Orleans, as intervenor, for the site on which the Casino is located. The initial term of the amended and restated ground lease expires on August 28, 2023 and contains three consecutive ten-year renewal options. Under the first amendment to the amended and restated ground lease, entered into in connection with our reorganization, the initial term of the ground lease is for 23 years from March 31, 2001.

    Under the terms of the original ground lease, Harrah's Jazz Company was required to make an initial payment of $30 million. The amended and restated ground lease required payments of $736,000 per month until the Casino opened. These monthly payments were capitalized during the construction of the Casino until opening and are being amortized over the life of the amended casino operating contract. Subsequent to October 28, 1999, the minimum lease payment increased to $12.5 million per year. The amended and restated ground lease provides for additional rents based on various percentages of gross gaming and non-gaming revenues. Jazz Casino is also required to make a $2.0 million annual contribution to the Orleans Parish School Board as well as certain additional non-recurring rental payments totaling $2.25 million over the lease term of which $875,000 was paid during the year ended December 31, 1999, and $1.4 million was paid during 2001. The amended and restated ground lease also requires annual payments of approximately $1.25 million contingent upon gross gaming revenues equaling $325 million under the amendment effective as of March 31, 2001. Jazz Casino was required to fund this initial amount on a monthly basis in the first fiscal year of operations. At the end of the first fiscal year of operations, since Jazz Casino's gross gaming revenues were less than $350 million, no additional amounts were required to be paid, and the initial funded amount of $1.25 million, which was funded in 2000 and 1999, will be utilized as a credit in the first fiscal year that gross gaming revenue equals or exceeds $325 million under the amendment effective as of March 31, 2001. Jazz Casino is further obligated to pay contingent rent in the event a dividend is declared or if the Manager is paid a termination fee. Under certain conditions, the Rivergate Development Corporation has a one-time right to receive additional rent based on the net market appreciation of JCC Holdings' Common Stock as computed by a defined formula. Jazz Casino is also required to contribute $1.5 million each year to the City of New Orleans for a joint marketing fund and to make monthly payments to a capital replacement fund. The annual aggregate payments to the capital replacement fund are $3.0 million in the first year of the Casino's operations and increase $1.0 million in year two and three and in each succeeding year the payments are based on 2.0% of gross gaming and non-gaming revenues to be paid 10 days in arrears on a monthly basis. For the years ended December 31, 2001, 2000, and 1999, Jazz Casino has contributed $1.5 million, $1 million and $1 million to the City of New Orleans for the joint marketing fund, respectively. In addition, for the years ended December 31, 2001, 2000 and 1999, Jazz Casino has contributed $4.1 million,
$2.8 million and $500,000 in an interest-bearing account to fund the capital replacement reserve. In connection with the development of the second floor of the Casino, Jazz Casino is also required to pay the Rivergate Development Corporation rent equal to 50% of net operating cash income generated from operations on the second floor of the Casino.

    In connection with the reorganization, the City of New Orleans agreed to reduce the payments and other impositions required in connection with our lease with the City by $5 million per year. Each item agreed upon either reduces payments required under the ground lease, or lifts some operating restriction that we believe will result in improved operating performance by providing cost savings other

                      JCC HOLDING COMPANY AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 9. LEASES (CONTINUED)
than the lease payments or by providing additional revenue opportunities. Following is a summary of the items agreed upon:

    - JCC granted an annual credit of $2.1 million in property tax reduction toward the total reduction, including the property tax reduction achieved in 2001;

    - A small lot on the corner of Fulton and Poydras Streets, which was previously conveyed by JCC's predecessors to the City of New Orleans, will be returned to JCC either in fee title, if the law allows, or pursuant to a ninety-nine year lease, independent of the Casino lease;

    - A lease amendment that commits the City to support, assist and cooperate with the development of a hotel on the Fulton Street property;

    - A City commitment to support, assist and cooperate with our efforts to obtain approvals and permits for all future development. The agreement places time limits on Rivergate Development Corporation review and approval when such is necessary for City permitting;

    - JCC gained permission to own and operate two courtesy cars and one courtesy bus. The agreement stipulates that if permits are unreasonably denied, JCC may deduct payments of up to $1 million from the minimum rent payment to the City;

    - The language of the amended ground lease was conformed to reflect the recent changes in State law with respect to food services, hotel development and providing complimentary services;

    - A number of significant adjustments to the reporting, record keeping and other administrative requirements of the open access program and plans, designed to facilitate participation by minorities, women and disadvantaged persons and business enterprises in developing, constructing and operating the Casino, which will result in cost savings and reduction of exposure for defaults under that plan;

    - The City will agree to a reduction in the number of parking spaces required to be dedicated to Casino use provided we demonstrate that they are not needed to meet Casino use. As a result, any spaces freed up by the reduction, up to 700 spaces, may be rented by JCC to third parties under week-day parking contracts, which would provide additional revenue to us; and

    - Mutual waivers of any defaults that any parties can allege up to the effective date of the amendments and a requirement of the dismissal of all legal proceedings filed by any parties as a result of the $5 million reduction issue.

SLOT LEASES

    In October 1999, Jazz Casino entered into a master lease agreement with Harrah's Operating Company pursuant to which Jazz Casino leased approximately 1,900 slot machines. The terms of the various slot machines leased under the master lease agreement ranged from 3 years to 3.7 years.

    On the Effective Date, the master lease agreement was cancelled. Harrah's Operating Company contributed the slot machines under the master lease agreement to us in exchange for receiving new Common Stock of approximately 500,000 shares (see Note 1). The slot machines were recorded at an estimated fair value of $3.6 million.

                      JCC HOLDING COMPANY AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 9. LEASES (CONTINUED)

FUTURE MINIMUM RENTAL COMMITMENTS

    The aggregate contractual future minimum rental commitments, excluding contingent rentals related to the amended and restated ground lease and after the Effective Date of the new amended and restated ground lease as of December 31, 2001, are as follows

                                                              (IN THOUSANDS)
                                                              --------------
2002........................................................     $ 15,488
2003........................................................     $ 13,687
2004........................................................     $ 13,453
2005........................................................     $ 13,279
2006........................................................     $ 13,254
Thereafter..................................................     $ 75,050
                                                                 --------
Total Minimum Lease Payments................................     $144,211
                                                                 ========

    Scheduled rent increases are amortized on a straight-line basis primarily over the life of the applicable lease. Lease expense for the years ended December 31, 2001, 2000 and 1999 was approximately $22.6 million, $22.5 million and $6.3 million respectively.

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

    Under the original casino operating contract, Harrah's Jazz Company paid the Louisiana Economic Development and Gaming Corporation an initial payment of $125 million in installments as well as certain percentage payments based on the gross gaming revenues from the operations of a temporary casino operated by Harrah's Jazz Company. Under Jazz Casino's original amended casino operating contract, during each fiscal year of the Casino's operation, Jazz Casino was required to pay to the State of Louisiana, by and through the Louisiana Gaming Control Board, an amount equal to the greater of (i) $100 million or (ii) the sum of the following percentages of gross gaming revenue from the Casino in a fiscal year (the "Gross Gaming Revenue Share Payments"):

           18.5% of gross gaming revenue up to $600 million
           20.0% of gross gaming revenue in excess of $600 million up to $700 million
           22.0% of gross gaming revenue in excess of $700 million up to $800 million
           24.0% of gross gaming revenue in excess of $800 million up to $900 million
           25.0% of gross gaming revenue in excess of $900 million

                      JCC HOLDING COMPANY AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 10. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Under the original amended casino operating contract, Jazz Casino was required to advance the Louisiana Gaming Control Board up to $3.5 million to reimburse the Louisiana Gaming Control Board for its actual personnel costs (to include Louisiana Gaming Control Board, the Louisiana State Police and Louisiana Attorney General personnel and contract staff appropriate to the suitability process) that were incurred in connection with the suitability findings necessary for the execution of the amended casino operating contract and the opening of the Casino. Harrah's Jazz Company paid $500,000 of this amount prior to October 30, 1998, and Jazz Casino advanced $3 million of this amount on October 30, 1998. On October 19, 1999, Jazz Casino was notified through an amendment to the amended casino operating contract by the Louisiana Gaming Control Board that the $3.5 million advance discussed above would not be sufficient to pay the suitability costs and that an additional $1.7 million would be required. The amendment provided for the $1.7 million to be deducted from the $4.8 million credit due from the Louisiana Gaming Control Board to Jazz Casino which resulted from an overpayment by Harrah's Jazz Company in 1995. As of December 31, 2001, the remaining credit of $3.1 million is in other long-term assets. Jazz Casino is entitled to offset this credit against daily payments to the Louisiana Gaming Control Board on or after April 1, 2003 subject to certain stipulations under the second and third amendments to the amended and renegotiated casino operating contract as described below.

    The original amended casino operating contract obligates Jazz Casino to maintain a capital replacement fund. The capital replacement fund is the same as that required pursuant to Jazz Casino's amended and restated ground lease with the Rivergate Development Corporation and the City of New Orleans and its management agreement with the Manager and is not meant to duplicate the capital replacement fund obligations under those agreements (see Note 9).

    Under the original amended casino operating contract, the Casino was prohibited from engaging in certain activities related to food, lodging and retail, which also applies to our operations on the second floor of the Casino. The amended casino operating contract also imposed certain financial stability requirements on Jazz Casino relating to its ability to meet ongoing operating expenses, casino bankroll requirements, projected debt payments and capital maintenance requirements.

    Since the Effective Date, Jazz Casino now operates under a third amendment to the amended and renegotiated casino operating contract establishing the minimum payments to the Louisiana Gaming Control Board at the greater of
(i) 21.5% of gross gaming revenues from the Casino in the applicable casino operating contract fiscal year or (ii) $50 million for the period from April 1, 2001 to March 31, 2002, and $60 million for each annual period thereafter. In addition, Jazz Casino will pay an override on gross gaming revenues equal to
(i) 1.5% of gross gaming revenues in excess of $500 million, up to $700 million, (ii) 3.5% for gross gaming revenues in excess of $700 million, up to $800 million, (iii) 5.5% for gross gaming revenues in excess of $800 million, up to $900 million, and (iv) 7.5% for gross gaming revenues in excess of $900 million.

    Jazz Casino was required to procure an initial rolling, four-year minimum payment guaranty guaranteeing the minimum payments required to be made to the Louisiana Gaming Control Board under the third amendment to the amended and renegotiated casino operating contract, and must provide rolling, three-year minimum payment guaranties thereafter. By March 31 of each year (beginning with March 31, 2003), Jazz Casino must obtain a minimum payment guaranty (or extension thereof) extending the minimum payment guaranty to the third anniversary of such date, so that three

                      JCC HOLDING COMPANY AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 10. COMMITMENTS AND CONTINGENCIES (CONTINUED) years of future payments to the Louisiana Gaming Control Board are guaranteed. Jazz Casino need not procure the guaranty if its gross gaming income exceeds $350 million for two successive years with no defaults by Jazz Casino and certain other financial tests are met.

    In addition, certain restrictions previously imposed on food and restaurant facilities and service, lodging or the sale of products not directly related to gaming operations have been modified.

GENERAL DEVELOPMENT AGREEMENT

    The general development agreement entered into with the Rivergate Development Corporation sets forth the obligations of the parties and the procedures to be followed relating to the design, development and construction of the Casino and certain related facilities. Jazz Casino is obligated to reimburse the Rivergate Development Corporation for certain costs incurred during the construction of the Casino and certain of its parking facilities, totaling approximately $280,000. Since 1999, Jazz Casino reimbursed the Rivergate Development Corporation for approximately $248,000 of these costs.

AMENDED OPEN ACCESS PROGRAM AND PLANS

    The amended open access program and plans require Jazz Casino to form a special purpose corporation to foster new and existing businesses owned and controlled by minorities, women and disadvantaged people. Harrah's Jazz Company was required to capitalize this corporation with $500,000. Jazz Casino will underwrite its operations at a minimum of $250,000 per year for five years. The first $250,000 payment was required to be paid on October 30, 1998 with subsequent annual payments payable quarterly in equal installments of $62,500. Jazz Casino must also contribute an additional $500,000 per year for five years to promote similar public support efforts, in accordance with standards to be established by the Company. The first annual installment was due on October 28, 1999, with the remaining installments to be funded quarterly in equal installments of $125,000. Effective in 2001, the installments are to be funded semi-annually. Jazz Casino is required to deposit these amounts into a separate account and then fund contributions to qualified recipients based upon certain criteria. For the years ended December 31, 2001, 2000 and 1999, Jazz Casino has contributed $750,000, $750,000 and $187,000, respectively related to the amended open access program and plans.

AUDUBON INSTITUTE AGREEMENT

    On October 30, 1998, Jazz Casino assumed the obligations related to a ticket purchase agreement with the Audubon Institute whereby Jazz Casino has agreed to purchase tickets from the Audubon Institute for a minimum of $375,000 per year for the first six years of Casino operations. This amount is subject to increase based on increasing gross gaming revenue levels achieved by Jazz Casino. For the years ended December 31, 2001, 2000 and 1999, Jazz Casino has contributed $375,000, $375,000 and $125,000, respectively, related to the ticket purchase agreement.

OTHER CONTINGENCIES

    We have various commitments to Harrah's Entertainment and its affiliates (see Note 8).

    The enactment and implementation of gaming legislation in the State of Louisiana and the development of the Casino, and related facilities have been subject to lawsuits, claims and delays

                      JCC HOLDING COMPANY AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 10. COMMITMENTS AND CONTINGENCIES (CONTINUED) brought about by various parties. In addition, we are involved in a number of legal proceedings and claims arising in the normal course of business. While we cannot predict the outcome of such legislative proceedings and litigation, we do not expect that the final outcome of these matters will materially and adversely affect our results of operations, cash flows, or financial condition.

    Following our reduction in the Casino's work force on July 17, 2001, former employees of the Casino filed lawsuits against us in the Civil District Court for the Parish of Orleans, State of Louisiana on August 3, 2001. Since filing, the matter was removed to the United States District Court for the Eastern District of Louisiana. Plaintiffs have filed a Motion to Remand the lawsuit to state court, which is currently pending. The Plaintiffs are seeking damages for being laid off prior to the expiration of the term of alleged employment contracts between our employees and us. We believe that we have strong legal and factual defenses, and intend to vigorously contest the claims. No assurances can be given as to the outcome of such lawsuit, and consequently, we cannot reasonably predict at this time whether the final outcome of these matters will materially and adversely affect our results of operations, cash flows, or financial condition.

NOTE 11. EMPLOYEE BENEFIT PLANS

    We have established the following employee and non-employee programs.

    JAZZ CASINO COMPANY 401(K) PLAN. On November 27, 1998, we established a defined contribution savings and retirement plan, which among other things, allows pretax and after-tax contributions to be made by employees to the plan. Under the plan, participating employees may elect to contribute up to 16 percent of their eligible earnings, the first six percent of which is fully matched by us. Under the terms of the plan, we may also elect to make an additional discretionary contribution. Amounts contributed to the plan are invested at the participant's direction in a money market fund, a bond fund, two balanced funds, a small capitalization stock fund, a Standard and Poor's 500 Index Fund, or an international stock fund. Participants become vested in the matching contribution over five years of credited service. Our contribution expense for the years ended December 31, 2001, 2000 and 1999 was approximately $1.4 million, $626,000, and $46,000, respectively.

    1998 LONG-TERM INCENTIVE PLAN. On October 29, 1998, the board of directors adopted the JCC Holding 1998 Long-Term Incentive Plan, which received stockholder approval on May 13, 1999. Under the terms of the long-term incentive plan, as amended to apply to the new Common Stock pursuant to our Plan of Reorganization, the following can be awarded to employees, officers, consultants and directors: restricted cash awards, stock options, stock appreciation rights, performance units, restricted stock, dividend equivalents, other stock-based awards or any other right or interest relating to Common Stock. JCC Holding has reserved for issuance upon the grant or exercise of the above awards, 750,000 shares of the authorized but unissued shares of Common Stock. During the year ended December 31, 2001, JCC Holding granted options to purchase 175,306 shares of Common Stock under this plan.

    During the year ended December 31, 2000, we granted 145,000 shares of restricted class A common stock under the long-term incentive plan. During the year ended December 31, 1999, JCC Holding granted options to purchase an aggregate of 214,835 shares of class A common stock and 24,664 shares of restricted class A common stock under the long-term incentive plan. All the shares covered by these awards were eliminated on the Effective Date.

                      JCC HOLDING COMPANY AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 11. EMPLOYEE BENEFIT PLANS (CONTINUED)
    1999 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN. On March 4, 1999, the board of directors adopted the 1999 Non-Employee Director Stock Option Plan, which received stockholder approval on May 13, 1999. Under the terms of JCC Holding's director stock option plan, options to purchase class A common stock could be awarded to certain non-employee directors of JCC Holding. JCC Holding had reserved for issuance upon the exercise of stock options granted under JCC Holding's director stock option plan an aggregate of 150,000 shares of the authorized but unissued shares of class A common stock. During the year ended December 31, 1999, JCC Holding granted options to purchase an aggregate of 20,000 shares of class A common stock under JCC Holding's director stock option plan. On the Effective Date, the director stock options were cancelled (see
Note 1). This plan is no longer in effect.

    STOCK OPTION AWARDS. A stock option grant under JCC Holding's long-term incentive plan typically vests in equal installments over a four year period and allows the option holder to purchase stock over specified periods of time, generally ten years from the date of grant, at a fixed price equal to the market value at the date of grant. Options granted under JCC Holding's director stock option plan were immediately exercisable.

    As of December 31, 2000, there were 208,889 outstanding stock options with exercise prices ranging from $3.50 to $7.56 and weighted average remaining contractual lives of 8.7 years. As of December 31, 2000, there were 158,250 exercisable stock options with a weighted average exercise price of $4.04. The weighted average fair value per share of options granted during 1999 was $5.59. On the Effective Date, these stock options were cancelled (see Note 1).

    As of December 31, 2001, there were 175,306 outstanding stock options with exercise prices of $3.20 and weighted average remaining contractual lives of
9.8 years. As of December 31, 2001, there were no exercisable stock options. The weighted average fair value per share of options granted during 2001 was $1.85.

    Had compensation cost for the stock options granted in 2001 been determined under SFAS 123, based on the fair market value at the grant dates, the Company's pro forma net income and net income per share for the year ended December 31, 2001 would have been $91.7 million and $7.40, respectively.

    The fair value of each option grant is estimated at the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for those options granted in 2001: expected volatility of 210%, risk-free interest rate of 6.05%, expected lives of 10 years and no dividend yield rate.

    RESTRICTED STOCK AWARDS. Restricted stock awards have full voting and dividend rights during the restricted period; however, the shares are restricted as to transfer and subject to forfeiture during a specified period or periods prior to vesting. The compensation arising from a grant of restricted stock awards is based upon the market price at the grant date. Such expense is deferred and amortized to expense over the vesting period. On the Effective Date, the previously issued restricted stock awards were cancelled (see
Note 1).

    DEFERRED COMPENSATION PLANS. On November 18, 1999, JCC Holding's board of directors approved two deferred compensation plans under which certain executives and employees could defer a portion

                      JCC HOLDING COMPANY AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 11. EMPLOYEE BENEFIT PLANS (CONTINUED) of their compensation. Amounts deposited into these plans are our unsecured liabilities and earn interest at rates approved by the compensation committee of the board of directors. The first plan year for each of these plans commenced on January 1, 2000 and the liability related to deferred compensation as of December 31, 2000 was approximately $11,000. On the Effective Date, this plan was not reinstated.

NOTE 12. STOCKHOLDERS' EQUITY

    Pursuant to the Harrah's Jazz Company 1998 plan of reorganization, the capital stock of JCC Holding consisted of shares of class A common stock, class B common stock, and unclassified common stock. With certain exceptions, including the election of directors and the right to separate class voting with respect to certain amendments to JCC Holding's Certificate of Incorporation and Bylaws, each share of class A, class B and unclassified common stock had identical rights and privileges, and ranked equally, shared ratably and was identical in every respect and as to all matters, including rights in liquidation, and was entitled to vote upon all matters submitted to a vote of the common stockholders, was entitled to one vote for each share held, and, except as otherwise required by law, the holders of shares of class A, class B and unclassified common stock generally voted together as one class on all matters submitted to a vote of stockholders.

    HARRAH'S ENTERTAINMENT WARRANTS. Pursuant to a warrant agreement between JCC Holding and Harrah's Crescent City Investment Company dated October 30, 1998, Harrah's Crescent City Investment Company received warrants entitling it to purchase additional shares of JCC Holding Unclassified Common Stock such that, upon exercise of the warrant in its entirety, Harrah's Entertainment and its subsidiaries, including Harrah's Crescent City Investment Company, would own in the aggregate 50.0% of the then outstanding shares of Unclassified Common Stock, subject to certain adjustments. On the Effective Date, these warrants were eliminated as a result of the Plan of Reorganization.

    On the Effective Date, JCC Holding's class A common stock and class B common stock were cancelled. The class A common stockholders and class B common stockholders did not receive any distributions for their respective stock. On the Effective Date, the outstanding new Common Stock of JCC Holding consisted of 12,386,200 shares of new Common Stock. In consideration of, among other things, Harrah's Entertainment's and Harrah's Operating Company's consent to the cancellation and extinguishment of all claims against us arising under the revolving credit facility, the tranche A-2 term loan, the tranche B-2 term loan, the slot lease, the junior subordinated credit facility, the completion loan agreement and the promissory note, it and its affiliates' agreement to waive all claims relating to existing defaults under the management agreement, the administrative services agreement, the forbearance agreement, the warrant agreement, and any other pre-petition claims against us, and Harrah's Operating Company's agreement to contribute the slot machines to the Company, Harrah's Entertainment received 6,069,238 shares (49%) of the new Common Stock; holders of claims arising under the tranche B-1 term loan of the bank credit facilities received 1,734,068 shares (14%) of the new Common Stock; and holders of claims arising under the senior subordinated notes will receive 4,582,894 shares (37%) of our new Common Stock (see Note 1).

    The Board of Directors of JCC Holding Company consists of seven directors. Four of the initial directors were selected by the noteholders committee and Bankers Trust Company, and three of the

                      JCC HOLDING COMPANY AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 12. STOCKHOLDERS' EQUITY (CONTINUED) initial directors were selected by Harrah's Entertainment. The three directors selected by Harrah's Entertainment have one one-year, one two-year and one three-year term, and the four directors elected by the noteholders committee and Bankers Trust Company will initially have one one-year, one two-year and two three-year terms.

NOTE 13. GUARANTOR FINANCIAL INFORMATION

    JCC Holding and all of its other wholly owned subsidiaries (the "Guarantor Subsidiaries") have fully and unconditionally guaranteed on a joint and several basis Jazz Casino's obligations under the Senior Notes described in Note 6. The Guarantor Subsidiaries and Jazz Casino comprise all of the direct and indirect subsidiaries of the Company. All of the assets of JCC Holding's subsidiaries are restricted and may not be transferred to JCC Holding in the form of loans, cash or dividends without the consent of a third party. The following consolidating schedules present condensed financial information on a combined basis as of and for the years ended December 31, 2001, 2000 and 1999:

                      JCC HOLDING COMPANY AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 13. GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               DECEMBER 31, 2001
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                      JAZZ CASINO   JCC HOLDING    GUARANTOR                    CONSOLIDATED
                                        COMPANY       COMPANY     SUBSIDIARIES   ELIMINATIONS      TOTAL
                                      -----------   -----------   ------------   ------------   ------------
               ASSETS
Current Assets:
  Cash and cash equivalents.........    $ 36,016     $      13      $ 5,673       $      --       $ 41,702
  Accounts receivable, net of
    allowance for doubtful
    accounts........................       3,414            --           --              --          3,414
  Intercompany receivables..........       1,972            --           --          (1,972)            --
  Inventories.......................         639            --           --              --            639
  Prepaids and other assets.........       2,162            --           --              --          2,162
                                        --------     ---------      -------       ---------       --------
      Total current assets..........      44,203            13        5,673          (1,972)        47,917
                                        --------     ---------      -------       ---------       --------
Property and Equipment:
  Buildings on leased land..........     129,027            --           --              --        129,027
  Furniture, fixtures and
    equipment.......................      28,406            --           --              --         28,406
  Property held for development.....          --            --       10,708              --         10,708
  Leasehold improvements............         284            --           --              --            284
  Construction in progress..........          82            --          227              --            309
                                        --------     ---------      -------       ---------       --------
      Total.........................     157,799            --       10,935              --        168,734
  Less--accumulated depreciation....     (35,253)           --           --              --        (35,253)
                                        --------     ---------      -------       ---------       --------
      Net property and equipment....     122,546            --       10,935              --        133,481
                                        --------     ---------      -------       ---------       --------
Other Assets:
  Deferred operating contract cost,
    net of accumulated
    amortization....................      24,454            --           --              --         24,454
  Lease prepayment, net of
    accumulated amortization........       6,046            --           --              --          6,046
  Deferred charges and other, net of
    accumulated amortization........      11,196            --           29              --         11,225
  Investment in Subsidiary..........          --        88,941           --         (88,941)            --
                                        --------     ---------      -------       ---------       --------
      Total other assets............      41,696        88,941           29         (88,941)        41,725
                                        --------     ---------      -------       ---------       --------
        TOTAL ASSETS................    $208,445     $  88,954      $16,637       $ (90,913)      $223,123
                                        ========     =========      =======       =========       ========

                      JCC HOLDING COMPANY AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 13. GUARANTOR FINANCIAL INFORMATION (CONTINUED)

               CONDENSED CONSOLIDATING BALANCE SHEETS (CONTINUED)
                               DECEMBER 31, 2001
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                      JAZZ CASINO   JCC HOLDING    GUARANTOR                    CONSOLIDATED
                                        COMPANY       COMPANY     SUBSIDIARIES   ELIMINATIONS      TOTAL
                                      -----------   -----------   ------------   ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
               (DEFICIT)
Current Liabilities:
  Accounts payable--trade...........    $  2,196     $      --      $    --       $      --       $  2,196
  Accrued interest..................          --            --           --              --             --
  Accrued expenses..................      17,200            30            1              --         17,231
  Due to affiliates.................       4,591            --           --              --          4,591
  Intercompany payables.............          --           909        1,063          (1,972)            --
  Preconfirmation contingencies.....         900            --           --              --            900
  Other.............................       2,036            --           --              --          2,036
                                        --------     ---------      -------       ---------       --------
      Total current liabilities.....      26,923           939        1,064          (1,972)        26,954
                                        --------     ---------      -------       ---------       --------
Long-Term Debt, net of discount.....     105,676            --           --              --        105,676
                                        --------     ---------      -------       ---------       --------

Due to affiliates...................       2,050            --           --              --          2,050
                                        --------     ---------      -------       ---------       --------
Other long-term liabilities.........         428            --           --              --            428
                                        --------     ---------      -------       ---------       --------

Commitments and Contingencies

Stockholders' Equity (Deficit):
  Common Stock:
    Unclassified common stock
      (40,000 shares authorized;
      12,386 shares issued and
      outstanding; par value $.01
      per share)....................          --           124           --              --            124
  Additional paid-in capital........     398,148       413,150       14,866        (413,014)       413,150
  Member capital....................           1            --           --              (1)            --
  Retained earnings (accumulated
    deficit)........................    (324,781)     (325,259)         707         324,074       (325,259)
                                        --------     ---------      -------       ---------       --------
      Total stockholders' equity
        (deficit)...................      73,368        88,015       15,573         (88,941)        88,015
                                        --------     ---------      -------       ---------       --------
        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY
          (DEFICIT).................    $208,445     $  88,954      $16,637       $ (90,913)      $223,123
                                        ========     =========      =======       =========       ========

                      JCC HOLDING COMPANY AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 13. GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               DECEMBER 31, 2000
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 JAZZ CASINO   JCC HOLDING     GUARANTOR                          CONSOLIDATED
                                                   COMPANY       COMPANY      SUBSIDIARIES      ELIMINATIONS         TOTAL
                                                 -----------   ------------   ------------   ------------------   ------------
                    ASSETS
Current Assets:
  Cash and cash equivalents....................   $  26,602     $      14       $    10      $               --    $  26,626
  Accounts receivable, net of allowance for
    doubtful accounts..........................       8,017            --             1                  (1,746)       6,272
  Inventories..................................         685            --            --                      --          685
  Prepaids and other assets....................       3,678            --            --                      --        3,678
  Property available for sale..................          --            --         4,831                      --        4,831
                                                  ---------     ---------       -------      ------------------    ---------
      Total current assets.....................      38,982            14         4,842                  (1,746)      42,092
                                                  ---------     ---------       -------      ------------------    ---------
Property and Equipment.........................     151,735            --        10,716                      --      162,451
  Less--accumulated depreciation...............     (25,561)           --            --                      --      (25,561)
                                                  ---------     ---------       -------      ------------------    ---------
      Net Property and Equipment...............     126,174            --        10,716                      --      136,890
                                                  ---------     ---------       -------      ------------------    ---------
Other Assets:
  Deferred operating contract costs, net of
    accumulated amortization...................      25,536            --            --                      --       25,536
  Lease prepayment, net of accumulated
    amortization...............................       6,312            --            --                      --        6,312
  Deferred charges and other, net of
    accumulated amortization...................      10,589            --            42                      --       10,631
                                                  ---------     ---------       -------      ------------------    ---------
      Total other assets.......................      42,437            --            42                      --       42,479
                                                  ---------     ---------       -------      ------------------    ---------
        TOTAL ASSETS...........................   $ 207,593     $      14       $15,600      $           (1,746)   $ 221,461
                                                  =========     =========       =======      ==================    =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Short-term borrowings........................   $  23,250     $      --       $    --      $               --    $  23,250
  Accounts payable--trade......................         845           757           988                  (1,746)         844
  Accrued interest.............................       7,025            --            --                      --        7,025
  Accrued expenses.............................      12,270            30             1                      --       12,301
  Due to affiliate.............................      64,806            --            --                      --       64,806
  Preconfirmation contingencies................       2,212            --            --                      --        2,212
  Other........................................       1,977            --            --                      --        1,977
                                                  ---------     ---------       -------      ------------------    ---------
      Total Current Liabilities................     112,385           787           989                  (1,746)     112,415
                                                  ---------     ---------       -------      ------------------    ---------
Long-term debt.................................     394,759            --         1,653                      --      396,412
                                                  ---------     ---------       -------      ------------------    ---------
Due to affiliate...............................      20,943            --            25                      --       20,968
                                                  ---------     ---------       -------      ------------------    ---------
Other long-term liabilities....................         339            --            --                      --          339
                                                  ---------     ---------       -------      ------------------    ---------
Investment in Subsidiaries.....................          --       307,900            --                (307,900)          --
                                                  ---------     ---------       -------      ------------------    ---------
Stockholder's Equity (Deficit):
  Class A common stock.........................          --            58            --                      --           58
  Class B common stock.........................          --            45            --                      --           45
  Additional paid-in capital...................      94,926       108,269        13,187                (108,113)     108,269
  Accumulated deficit..........................    (415,759)     (417,045)         (254)                416,013     (417,045)
  Less: Unearned compensation..................          --            --            --                      --           --
                                                  ---------     ---------       -------      ------------------    ---------
      Total stockholder's equity (deficit).....    (320,833)     (308,673)       12,933                 307,900     (308,673)
                                                  ---------     ---------       -------      ------------------    ---------
        TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY (DEFICIT).....................   $ 207,593     $      14       $15,600      $           (1,746)   $ 221,461
                                                  =========     =========       =======      ==================    =========

                      JCC HOLDING COMPANY AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 13. GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                      JAZZ CASINO   JCC HOLDING    GUARANTOR                    CONSOLIDATED
                                        COMPANY       COMPANY     SUBSIDIARIES   ELIMINATIONS      TOTAL
                                      -----------   -----------   ------------   ------------   ------------
Revenues:
  Casino............................   $ 242,950     $     --        $   --        $     --       $ 242,950
  Food and beverage.................      21,673           --            --              --          21,673
  Retail, parking and other.........      10,806           --            10              --          10,816
  Less--casino promotional
    allowances......................     (36,792)          --            --              --         (36,792)
                                       ---------     --------        ------        --------       ---------
    Total net revenues..............     238,637           --            10              --         238,647
                                       ---------     --------        ------        --------       ---------
Operating Expenses:
  Direct:
    Casino..........................     147,077           --            --              --         147,077
    Food and beverage...............      15,791           --            --              --          15,791
    Retail, parking and other.......       3,977           --            --              --           3,977
  General and administrative........      75,179          151           208              --          75,538
  Depreciation and amortization.....      11,807           --             5              --          11,812
  Equity in Subsidiary income.......          --      (91,937)           --          91,937              --
                                       ---------     --------        ------        --------       ---------
    Total operating expenses........     253,831      (91,786)          213          91,937         254,195
                                       ---------     --------        ------        --------       ---------
Operating Income (Loss).............     (15,194)      91,786          (203)        (91,937)        (15,548)
                                       ---------     --------        ------        --------       ---------
Reorganization Expenses.............    (101,029)          --            --              --        (101,029)
Preconfirmation Contingencies.......       1,824           --            --              --           1,824
Other income (expenses):
  Interest expense, net of
    capitalized interest............      (8,495)          --            --              --          (8,495)
  Interest and other income.........         421           --         1,165              --           1,586
                                       ---------     --------        ------        --------       ---------
  Total other income (expenses).....      (8,074)          --         1,165              --          (6,909)
                                       ---------     --------        ------        --------       ---------
Income (Loss) Before Taxes and
  Extraordinary Items...............    (122,473)      91,786           962         (91,937)       (121,662)
Income Tax Benefit..................          --           --            --              --              --
                                       ---------     --------        ------        --------       ---------
Income (Loss) Before Extraordinary
  Item..............................    (122,473)      91,786           962         (91,937)       (121,662)
Extraordinary Gain on Early
  Extinguishment of Debt............     213,448           --            --              --         213,448
                                       ---------     --------        ------        --------       ---------
Net Income (Loss)...................   $  90,975     $ 91,786        $  962        $(91,937)      $  91,786
                                       =========     ========        ======        ========       =========

                      JCC HOLDING COMPANY AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 13. GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                      JAZZ CASINO   JCC HOLDING    GUARANTOR                    CONSOLIDATED
                                        COMPANY       COMPANY     SUBSIDIARIES   ELIMINATIONS      TOTAL
                                      -----------   -----------   ------------   ------------   ------------
Revenues:
  Casino............................   $ 245,473     $      --       $  --        $      --       $ 245,473
  Food and beverage.................      20,356            --          --               --          20,356
  Retail, parking and other.........       9,798            --          23               --           9,821
  Less--casino promotional
    allowances......................     (33,536)           --          --               --         (33,536)
                                       ---------     ---------       -----        ---------       ---------
    Total net revenues..............     242,091            --          23               --         242,114
                                       ---------     ---------       -----        ---------       ---------
Operating Expenses:
  Direct:
    Casino..........................     196,185            --          --               --         196,185
    Food and beverage...............      16,131            --          --               --          16,131
    Retail, parking and other.......       4,123            --          10               --           4,133
  General and administrative........      85,951           286         150               --          86,387
  Depreciation and amortization.....      26,334            --           5               --          26,339
  Provision for asset impairment....     258,674            --         138               --         258,812
  Equity in Subsidiary losses.......          --       353,942          --         (353,942)             --
                                       ---------     ---------       -----        ---------       ---------
    Total operating expenses........     587,398       354,228         303         (353,942)        587,987
                                       ---------     ---------       -----        ---------       ---------
Operating Loss......................    (345,307)     (354,228)       (280)         353,942        (345,873)
                                       ---------     ---------       -----        ---------       ---------
Other income (expenses):
  Interest expense, net of
    capitalized interest............     (46,668)           --          --               --         (46,668)
  Interest and other income.........         411            --           2               --             413
                                       ---------     ---------       -----        ---------       ---------
    Total other income (expenses)...     (46,257)           --           2               --         (46,255)
                                       ---------     ---------       -----        ---------       ---------

Loss Before Taxes...................    (391,564)     (354,228)       (278)         353,942        (392,128)

Income Tax Benefit..................      37,900            --          --               --          37,900
                                       ---------     ---------       -----        ---------       ---------
Net Loss............................   $(353,664)    $(354,228)      $(278)       $ 353,942       $(354,228)
                                       =========     =========       =====        =========       =========

                      JCC HOLDING COMPANY AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 13. GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                 JAZZ CASINO   JCC HOLDING     GUARANTOR                          CONSOLIDATED
                                                   COMPANY       COMPANY      SUBSIDIARIES      ELIMINATIONS         TOTAL
                                                 -----------   ------------   ------------   ------------------   ------------
Revenues:
  Casino.......................................   $  38,005     $      --       $    --      $               --    $  38,005
  Food and beverage............................       3,693            --            --                      --        3,693
  Retail, parking and other....................       1,796            --            23                      --        1,819
  Less--casino promotional allowances..........      (3,260)           --            --                      --       (3,260)
                                                  ---------     ---------       -------      ------------------    ---------
      Total net revenues.......................      40,234            --            23                      --       40,257
                                                  ---------     ---------       -------      ------------------    ---------
Operating Expenses:
  Direct:
    Casino.....................................      34,114            --            --                      --       34,114
    Food and beverage..........................       2,875            --            --                      --        2,875
    Retail, parking and other..................       1,200            --            --                      --        1,200
General and administrative.....................      15,602           437             7                      --       16,046
Depreciation and amortization..................       5,102            --             5                      --        5,107
Pre-opening Expenses...........................      35,160            --            --                      --       35,160
Equity in Subsidiary losses....................          --        58,703            --                 (58,703)          --
                                                  ---------     ---------       -------      ------------------    ---------
      Total operating expenses.................      94,053        59,140            12                 (58,703)      94,502
                                                  =========     =========       =======      ==================    =========
Operating Loss.................................     (53,819)      (59,140)           11                  58,703      (54,245)
                                                  ---------     ---------       -------      ------------------    ---------
Reorganization Item............................       1,562            --            --                      --        1,562
Other income (expenses):
  Interest expense, net of capitalized
    interest...................................      (6,869)           --            --                      --       (6,869)
  Interest and other income....................         412            --            --                      --          412
                                                  ---------     ---------       -------      ------------------    ---------
      Total other income (expense).............      (6,457)           --            --                      --       (6,457)
                                                  ---------     ---------       -------      ------------------    ---------
Income (Loss) Before Taxes.....................     (58,714)      (59,140)           11                  58,703      (59,140)
Income Tax Benefit.............................          --            --            --                      --           --
                                                  ---------     ---------       -------      ------------------    ---------
Net Loss.......................................   $ (58,714)    $ (59,140)      $    11      $           58,703    $ (59,140)
                                                  =========     =========       =======      ==================    =========

                      JCC HOLDING COMPANY AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 13. GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                     JAZZ CASINO   JCC HOLDING    GUARANTOR                    CONSOLIDATED
                                                       COMPANY       COMPANY     SUBSIDIARIES   ELIMINATIONS      TOTAL
                                                     -----------   -----------   ------------   ------------   ------------
Cash Flows From Operating Activities:
  Net income (loss)................................   $  90,975     $ 91,786        $  962        $(91,937)      $  91,786
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating
    activities:
    Depreciation and amortization..................      11,807           --             5              --          11,812
    Amortization of note discount..................      92,008           --            --              --          92,008
    Extraordinary gain on early extinguishment of
      debt.........................................    (213,448)          --            --              --        (213,448)
    Deferred rent..................................         322           --            --              --             322
    Provision for bad debts........................       2,426           --            --              --           2,426
    Write-off of preconfirmation contingencies.....      (1,824)          --            --              --          (1,824)
    Gain on sale of property and equipment.........          --           --        (1,167)             --          (1,167)
    Equity in Subsidiary income....................          --      (91,937)           --          91,937              --
  Changes in operating assets and liabilities:
    Accounts receivable............................         431           --            --              --             431
    Inventories....................................          46           --            --              --              46
    Prepaids and other assets......................       1,516           --            --              --           1,516
    Intercompany receivable/payable................        (235)         150            85              --              --
    Accounts payable--trade........................       1,352           --            --              --           1,352
    Accrued interest...............................          --           --            --              --              --
    Accrued expenses...............................       4,930           --            --              --           4,930
    Preconfirmation contingencies..................        (256)          --            --              --            (256)
    Due to affiliates..............................      16,591           --            --              --          16,591
    Other current liabilities......................          58           --            --              --              58
  Payment of liabilities subject to compromise due
    to reorganization activities:
    Reorganization costs, excluding amortization of
      note discount of $90,314.....................      10,715           --            --              --          10,715
    Payment of reorganization costs................      (9,947)          --            --              --          (9,947)
                                                      ---------     --------        ------        --------       ---------
      Net cash flows provided by (used in)
        operating activities.......................       7,467           (1)         (115)             --           7,351
                                                      ---------     --------        ------        --------       ---------
Cash Flows From Investing Activities:
  Capital expenditures.............................      (2,448)          --          (223)             --          (2,671)
  Proceeds from sale of property...................          --           --         5,998              --           5,998
  Increase in deferred charges and other assets....      (1,350)          --             3              --          (1,347)
                                                      ---------     --------        ------        --------       ---------
      Net cash flows provided by (used in)
        investing activities.......................      (3,798)          --         5,778              --           1,980
                                                      ---------     --------        ------        --------       ---------
Cash Flows From Financing Activities:
  Proceeds from notes payable--affiliate...........       5,745           --            --              --           5,745
                                                      ---------     --------        ------        --------       ---------
    Net cash flows provided by financing
      activities...................................       5,745           --            --              --           5,745
                                                      ---------     --------        ------        --------       ---------
Net increase (decrease) in cash and cash
  equivalents......................................       9,414           (1)        5,663              --          15,076
Cash and cash equivalents, beginning of period.....      26,602           14            10              --          26,626
                                                      ---------     --------        ------        --------       ---------
Cash and cash equivalents, end of period...........   $  36,016     $     13        $5,673        $     --       $  41,702
                                                      =========     ========        ======        ========       =========

                      JCC HOLDING COMPANY AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 13. GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                            JAZZ CASINO   JCC HOLDING    GUARANTOR                    CONSOLIDATED
                                              COMPANY       COMPANY     SUBSIDIARIES   ELIMINATIONS      TOTAL
                                            -----------   -----------   ------------   ------------   ------------
Cash Flows From Operating Activities:
  Net loss................................   $(353,664)    $(354,228)      $(278)        $353,942      $(354,228)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities:
    Depreciation and amortization.........      26,334            --           5               --         26,339
    Amortization of note discount.........       5,369            --          --               --          5,369
    Deferred rent.........................       1,624            --          --               --          1,624
    Provision for bad debts...............       1,770            --          --               --          1,770
    Provision for asset impairment........     258,674            --         138               --        258,812
    Deferred income taxes.................     (37,900)           --          --               --        (37,900)
    Equity in Subsidiary losses...........          --       353,942          --         (353,942)            --
Changes in operating assets and
  liabilities:
    Accounts receivable...................      (5,368)           --          21              482         (4,865)
    Inventories...........................        (331)           --          --               --           (331)
    Prepaids and other assets.............        (918)           --          --               --           (918)
    Accounts payable--trade...............      (1,075)          296          93             (482)        (1,168)
    Accrued interest......................      19,523            --          --               --         19,523
    Accrued expenses......................      (7,653)           --           1               --         (7,652)
    Preconfirmation contingencies.........        (821)           --          --               --           (821)
    Due to affiliates.....................      34,084            --           6               --         34,090
    Other current liabilities.............         (31)           --          --               --            (31)
                                             ---------     ---------       -----         --------      ---------
      Net cash flows provided by (used in)
        operating activities..............     (60,383)           10         (14)              --        (60,387)
                                             ---------     ---------       -----         --------      ---------
Cash Flows From Investing Activities:
  Capital expenditures....................      (2,981)           --        (427)              --         (3,408)
  Increase in deferred charges and other
    assets................................      (1,218)           --          --               --         (1,218)
                                             ---------     ---------       -----         --------      ---------
      Net cash flows used in investing
        activities........................      (4,199)           --        (427)              --         (4,626)
                                             ---------     ---------       -----         --------      ---------
Cash Flows From Financing Activities:
  Net short-term borrowings...............       7,400            --          --               --          7,400
  Proceeds from notes
    payable--affiliate....................      49,103            --         449               --         49,552
                                             ---------     ---------       -----         --------      ---------
      Net cash flows provided by financing
        activities........................      56,503            --         449               --         56,952
                                             ---------     ---------       -----         --------      ---------
Net increase (decrease) in cash and cash
  equivalents.............................      (8,079)           10           8               --         (8,061)
Cash and cash equivalents, beginning of
  period..................................      34,681             4           2               --         34,687
                                             ---------     ---------       -----         --------      ---------
Cash and cash equivalents, end of
  period..................................   $  26,602     $      14       $  10         $     --      $  26,626
                                             =========     =========       =====         ========      =========

                      JCC HOLDING COMPANY AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 13. GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                            JAZZ CASINO   JCC HOLDING    GUARANTOR                    CONSOLIDATED
                                              COMPANY       COMPANY     SUBSIDIARIES   ELIMINATIONS      TOTAL
                                            -----------   -----------   ------------   ------------   ------------
Cash Flows From Operating Activities:
  Net Income (Loss).......................   $ (58,714)    $(59,140)      $    11        $ 58,703      $ (59,140)
  Adjustments to reconcile net income
    (loss) to net cash used in operating
    activities:
    Depreciation and amortization.........       5,102           --             5              --          5,107
    Amortization of note discount.........         765           --            --              --            765
    Amortization of unearned
      compensation........................          --          259            --              --            259
    Deferred rent.........................         226           --            --              --            226
    Write-off of preconfirmation
      contingencies.......................      (1,562)          --            --              --         (1,562)
    Loss on sale of property and
      equipment...........................          27           --            --              --             27
    Equity in Subsidiary losses...........          --       58,703            --         (58,703)            --
  Changes in operation assets and
    liabilities:
    Accounts receivable...................      (3,134)          --            --              --         (3,134)
    Inventories...........................        (354)          --            --              --           (354)
    Prepaids and other assets.............      (1,062)          --            --              --         (1,062)
    Accounts payable--trade...............         907          462            --              --          1,369
    Accrued interest......................      (5,855)          --            --              --         (5,855)
    Accrued expenses......................      16,616         (280)           --              --         16,336
    Preconfirmation contingencies.........      (2,084)          --            --              --         (2,084)
    Due to affiliates.....................       8,224           --            --              --          8,224
    Other current liabilities.............       2,009           --            --              --          2,009
                                             ---------     --------       -------        --------      ---------
      Net cash flows provided by (used in)
        operating activities..............     (38,889)           4            16              --        (38,869)
                                             ---------     --------       -------        --------      ---------
Cash Flows From Investing Activities:
  Capital expenditures....................    (129,334)          --        (1,218)             --       (130,552)
  Proceeds from sale of property..........       6,042           --            --              --          6,042
  Increase in deferred charges and other
    assets................................      (8,492)          --            --              --         (8,492)
                                             ---------     --------       -------        --------      ---------
      Net cash flows used in investing
        activities........................    (131,784)          --        (1,218)             --       (133,002)
                                             ---------     --------       -------        --------      ---------
Cash Flows From Financing Activities:
  Net short-term borrowings...............      15,850           --            --              --         15,850
  Proceeds from notes
    payable--affiliate....................          --           --         1,204              --          1,204
  Proceeds from issuance of long-term
    debt..................................     163,998           --            --              --        163,998
                                             ---------     --------       -------        --------      ---------
      Net cash flows provided by financing
        activities........................     179,848           --         1,204              --        181,052
                                             ---------     --------       -------        --------      ---------
Net increase (decrease) in cash and cash
  equivalents.............................       9,175            4             2              --          9,181
Cash and cash equivalents, beginning of
  period..................................      25,506           --            --              --         25,506
                                             ---------     --------       -------        --------      ---------
Cash and cash equivalents, end of
  period..................................   $  34,681     $      4       $     2        $     --      $  34,687
                                             =========     ========       =======        ========      =========

                      JCC HOLDING COMPANY AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 14. QUARTERLY FINANCIAL DATA (UNAUDITED)

    Our operating results for the four quarters of 2001, and 2000 were as follows:

FISCAL 2001                                FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
-----------                                -------------   --------------   -------------   --------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues.............................    $  59,011         $58,056         $59,899         $61,681
Operating income (loss)..................    $ (17,596)        $  (578)        $   621         $ 2,005
Extraordinary gain.......................    $ 213,448         $    --         $    --         $    --
Loss before extraordinary item...........    $(118,455)        $(4,033)        $(1,874)        $ 2,700
Net income (loss)........................    $  94,993         $(4,033)        $(1,874)        $ 2,700
Basic net loss per share before
  extraordinary item.....................    $   (9.56)        $ (0.33)        $ (0.15)        $  0.22
Basic net income (loss) per share........    $    7.67         $ (0.33)        $ (0.15)        $  0.22

FISCAL 2000                                FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
-----------                                -------------   --------------   -------------   --------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues.............................    $ 58,194         $ 58,820         $ 65,225       $  59,875
Operating income (loss)..................    $(24,209)        $(21,073)        $(19,616)      $(280,975)
Net loss.................................    $(34,750)        $(32,125)        $(31,355)      $(255,998)
Basic net (loss) per share...............    $  (3.44)        $  (3.16)        $  (3.06)      $  (25.13)

    The first quarter 2001 included a gain on early extinguishment of debt of $213.4 million and in the fourth quarter preconfirmation contingencies were reduced in the amount of $1.8 million due to changes in estimates. (see
Note 1). The fourth quarter 2000 included a $255.9 million impairment charge (see Note 3). The impairment charge recorded in the fourth quarter 2000 created a deferred tax asset available to offset our deferred tax liability. As of December 31, 2000, the valuation allowance was increased to reduce our net deferred taxes to zero resulting in an income tax benefit of $37.9 million (see
Note 7).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       HARRAH'S ENTERTAINMENT, INC.

DATED: MARCH 26, 2002                                  By:           /s/ ANTHONY D. MCDUFFIE
                                                            -----------------------------------------
                                                                       Anthony D. McDuffie
                                                                  VICE PRESIDENT, CONTROLLER AND
                                                                     CHIEF ACCOUNTING OFFICER

                         INDEPENDENT AUDITORS' CONSENT

    We consent to the incorporation by reference in Registration Statement Nos. 333-57214, 333-56266, 333-39840, 333-63854, 333-63856 and 333-68360 of Harrah's
Entertainment, Inc. on Form S-8, Form S-4, Form S-8, Form S-8, Form S-8, and Form S-4, respectively, of our report dated February 22, 2002 (related to the consolidated financial statements of JCC Holding Company presented separately herein, which report expresses an unqualified opinion and includes an emphasis paragraph related to the confirmed plan of reorganization which became effective in March 2001), appearing in this Annual Report on Form 10-K/A of Harrah's Entertainment, Inc. for the year ended December 31, 2001.

                                          /s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
March 21, 2002