Form 10-Q
period 2002-03-31
HARRAHS ENTERTAINMENT INC
filed 2002-05-09
CIK 858339

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                                       OR

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    At April 30, 2002, there were 114,665,621 shares of the Company's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    The accompanying unaudited Consolidated Condensed Financial Statements of Harrah's Entertainment, Inc., a Delaware corporation, have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our 2001 Annual Report to Stockholders.

                          HARRAH'S ENTERTAINMENT, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                  (UNAUDITED)

                                                               MARCH 31,     DEC. 31,
                                                                 2002          2001
                                                              -----------   -----------
(In thousands, except share amounts)
ASSETS
Current assets
  Cash and cash equivalents.................................  $   341,492   $   361,470
  Receivables, less allowance for doubtful accounts of
    $59,266 and $61,150.....................................       79,653       110,781
  Deferred income taxes.....................................       46,779        45,319
  Income tax receivable.....................................       15,932        28,326
  Prepayments and other.....................................       47,964        48,927
  Inventories...............................................       21,735        22,875
                                                              -----------   -----------
    Total current assets....................................      553,555       617,698
                                                              -----------   -----------
Land, buildings, riverboats and equipment...................    5,411,636     5,339,894
Less: accumulated depreciation..............................   (1,351,218)   (1,280,564)
                                                              -----------   -----------
                                                                4,060,418     4,059,330
Goodwill....................................................      861,998       947,678
Intangible assets...........................................      203,431       212,962
Investments in and advances to nonconsolidated affiliates...       93,958        79,464
Deferred costs and other....................................      217,840       211,450
                                                              -----------   -----------
                                                              $ 5,991,200   $ 6,128,582
                                                              ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................  $   102,204   $   123,428
  Accrued expenses..........................................      419,942       412,897
  Short-term debt...........................................       18,000        31,000
  Current portion of long-term debt.........................        1,557         1,583
                                                              -----------   -----------
    Total current liabilities...............................      541,703       568,908
Long-term debt..............................................    3,565,030     3,719,443
Deferred credits and other..................................      186,496       173,677
Deferred income taxes.......................................      252,075       261,119
                                                              -----------   -----------
                                                                4,545,304     4,723,147
                                                              -----------   -----------
Minority interests..........................................       32,648        31,322
                                                              -----------   -----------
Commitments and contingencies (Notes 3, 5, 7 and 8)

Stockholders' equity
  Common stock, $0.10 par value, authorized--360,000,000
    shares, outstanding--113,882,743 and 112,322,143 shares
    (net of 28,991,149 and 28,977,890 shares held in
    treasury)...............................................       11,388        11,232
  Capital surplus...........................................    1,186,814     1,143,125
  Retained earnings.........................................      242,090       248,098
  Accumulated other comprehensive loss......................       (1,945)       (1,449)
  Deferred compensation related to restricted stock.........      (25,099)      (26,893)
                                                              -----------   -----------
                                                                1,413,248     1,374,113
                                                              -----------   -----------
                                                              $ 5,991,200   $ 6,128,582
                                                              ===========   ===========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                 FIRST QUARTER ENDED
                                                              -------------------------
                                                              MARCH 31,       MARCH 31,
                                                                2002            2001
                                                              ---------       ---------
(In thousands, except per share amounts)
Revenues:
  Casino....................................................  $ 870,400       $ 747,931
  Food and beverage.........................................    146,404         123,443
  Rooms.....................................................     80,420          71,008
  Management fees...........................................     16,858          15,680
  Other.....................................................     33,896          32,798
  Less: casino promotional allowances.......................   (164,285)       (123,684)
                                                              ---------       ---------
      Total revenues........................................    983,693         867,176
                                                              ---------       ---------
Operating expenses:
  Direct
    Casino..................................................    415,410         371,215
    Food and beverage.......................................     60,054          54,922
    Rooms...................................................     18,225          17,666
  Depreciation and amortization.............................     76,035          66,129
  Write-downs, reserves and recoveries:
    Reserves for New Orleans casino.........................          -           2,323
    Other...................................................       (528)           (233)
  Project opening costs.....................................        876           2,159
  Corporate expense.........................................     10,684          13,776
  Equity in income of nonconsolidated affiliates............     (5,745)           (426)
  Venture restructuring costs...............................          -           1,500
  Amortization of intangible assets.........................      1,576           5,602
  Other.....................................................    208,827         188,017
                                                              ---------       ---------
      Total operating expenses..............................    785,414         722,650
                                                              ---------       ---------
Income from operations......................................    198,279         144,526
Interest expense, net of interest capitalized...............    (61,382)        (64,226)
Gain on equity interests in subsidiary......................          -             370
Other income (expense), including interest income...........      1,922          (6,478)
                                                              ---------       ---------
Income before income taxes and minority interests...........    138,819          74,192
Provision for income taxes..................................    (49,481)        (26,811)
Minority interests..........................................     (4,177)         (3,170)
                                                              ---------       ---------
Income before extraordinary losses and cumulative effect of
  change in accounting principle............................     85,161          44,211
Extraordinary losses, net of income tax benefit of $71......          -            (131)
Cumulative effect of change in accounting principle, net of
  tax benefit of $2,831.....................................    (91,169)              -
                                                              ---------       ---------
Net (loss) income...........................................  $  (6,008)      $  44,080
                                                              =========       =========

                                Continued on next page.

                          HARRAH'S ENTERTAINMENT, INC.

                                  (UNAUDITED)

                                                                 FIRST QUARTER ENDED
                                                              -------------------------
                                                              MARCH 31,       MARCH 31,
                                                                2002            2001
                                                              ---------       ---------
(In thousands, except per share amounts)
(Loss) earnings per share--basic
  Income before extraordinary losses and cumulative effect
    of change in accounting principle.......................  $    0.76       $    0.38
  Extraordinary losses, net.................................          -               -
  Cumulative effect of change in accounting principle,
    net.....................................................      (0.81)              -
                                                              ---------       ---------
      Net (loss) income.....................................  $   (0.05)      $    0.38
                                                              =========       =========
(Loss) earnings per share--diluted
  Income before extraordinary losses and cumulative effect
    of change in accounting principle.......................  $    0.75       $    0.38
  Extraordinary losses, net.................................          -               -
  Cumulative effect of change in accounting principle,
    net.....................................................      (0.80)              -
                                                              ---------       ---------
      Net (loss) income.....................................  $   (0.05)      $    0.38
                                                              =========       =========
Average common shares outstanding...........................    111,885         114,614
                                                              =========       =========
Average common and common equivalent shares outstanding.....    114,380         117,098
                                                              =========       =========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                               FIRST QUARTER ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                2002        2001
                                                              ---------   ---------
(In thousands)
Cash flows from operating activities
  Net (loss) income.........................................  $  (6,008)  $  44,080
  Adjustments to reconcile net (loss) income to cash flows
    from operating activities:
    Extraordinary losses before income tax..................          -         202
    Cumulative effect of change in accounting principle,
      before income taxes...................................     94,000           -
    Depreciation and amortization...........................     81,396      83,867
    Write-downs, reserves and recoveries....................       (528)      2,090
    Other noncash items.....................................      5,748      17,202
    Deferred income taxes...................................      7,473       6,017
    Minority interests' share of income.....................      4,177       3,170
    Equity in income of nonconsolidated affiliates..........     (5,745)       (426)
    Realized gain from equity interest in nonconsolidated
      affiliate.............................................          -        (370)
    Net losses from asset sales.............................        571         604
    Net change in long-term accounts........................     (7,127)    (35,242)
    Net change in working capital accounts..................     19,623      50,619
                                                              ---------   ---------
      Cash flows provided by operating activities...........    193,580     171,813
                                                              ---------   ---------
Cash flows from investing activities
  Land, buildings, riverboats and equipment additions.......    (74,897)   (161,839)
  Decrease in construction payables.........................     (6,165)       (174)
  Investments in and advances to nonconsolidated
    affiliates..............................................        (39)    (13,695)
  Proceeds from other asset sales...........................     12,975      41,577
  Proceeds from sales of equity interests in subsidiaries...          -       1,883
  Other.....................................................     (4,507)     (5,377)
                                                              ---------   ---------
      Cash flows used in investing activities...............    (72,633)   (137,625)
                                                              ---------   ---------
Cash flows from financing activities
  Gross borrowings under lending agreements.................    171,194     586,871
  Gross repayments under lending agreements.................   (326,198)   (983,752)
  Net short-term repayments.................................    (13,000)    (38,000)
  Early retirement of debt..................................          -    (150,000)
  Scheduled debt retirements................................       (417)     (2,263)
  Minority interests' distributions, net of contributions...     (2,851)     (2,038)
  Proceeds from issuance of new debt, net of discount of
    $5,540 and issue costs of $3,737........................          -     490,723
  Proceeds from exercise of stock options...................     29,660      21,228
  Other.....................................................        687       1,130
                                                              ---------   ---------
      Cash flows used in financing activities...............   (140,925)    (76,101)
                                                              ---------   ---------
Net decrease in cash and cash equivalents...................    (19,978)    (41,913)
Cash and cash equivalents, beginning of period..............    361,470     299,202
                                                              ---------   ---------
Cash and cash equivalents, end of period....................  $ 341,492   $ 257,289
                                                              =========   =========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

                                  (UNAUDITED)

                                                               FIRST QUARTER ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                2002        2001
                                                              ---------   ---------
(In thousands)
Net (loss) income...........................................   $(6,008)    $44,080
                                                               -------     -------
Other comprehensive income:
  Unrealized (losses) gains on available-for-sale
    securities, net of tax (benefit) provision of $(112) and
    $566....................................................      (208)        908
  Realization of gain on available-for-sale securities, net
    of tax provision of $123................................         -        (226)
  Other, net of tax benefit of $156 and $190................      (288)       (350)
                                                               -------     -------
                                                                  (496)        332
                                                               -------     -------
Comprehensive (loss) income.................................   $(6,504)    $44,412
                                                               =======     =======

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                  (UNAUDITED)

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

    We have reclassified certain amounts for the prior year to conform with our presentation for 2002.

NOTE 2--ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142

    We adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. SFAS No. 142 provides new guidance regarding the recognition and measurement of intangible assets, eliminates the amortization of certain intangibles and requires annual assessments for impairment of intangible assets that are not subject to amortization.

    We have completed our implementation review of the goodwill and other intangible assets arising from our prior acquisitions and determined that non-recurring impairment charges of $91.2 million, net of tax benefits of $2.8 million, were required. These charges, which are reported in our Consolidated Condensed Statements of Operations as a change in accounting principle, relate to goodwill and the trademark acquired in our 1999 acquisition of Rio Hotel and Casino, Inc. ("Rio"). Since the acquisition of Rio, competition has intensified in the market and Rio has greatly reduced its emphasis on international high-end play, a significant component of its business at the time of the acquisition. We determine the fair value of an operating unit as a function, or multiple, of earnings before interest, taxes, depreciation and amortization ("EBITDA"), a common measure used to value and buy or sell cash intensive businesses such as casinos. The calculated multiple for Rio indicated that the fair value of the property, based on an EBITDA indicator, fell short of the carrying value, and recognition of an impairment of $86 million of goodwill was appropriate. The fair value of the Rio trademark was assessed by applying a "relief from royalty" methodology, which ascribed a value to the trademark derived as the present value of a percentage of forecasted future revenues. Because the Rio has not sustained the level of revenues assumed in the original computation to assign a value to the trademark, future revenue assumptions were reassessed and it was determined that the fair value of the trademark was $5.2 million, net of tax benefit of $2.8 million, less than the carrying value. Rio's tangible assets were assessed for impairment applying the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and our analysis indicated that the carrying value of the tangible assets was not impaired.

                          HARRAH'S ENTERTAINMENT, INC.

                                 MARCH 31, 2002
                                  (UNAUDITED)

NOTE 2--ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142 (CONTINUED)
    The following tables set forth information concerning our goodwill and other intangible assets as of March 31, 2002:

                                                    BALANCE AT   ADDITIONS OR   IMPAIRMENT   BALANCE AT
                                                     12/31/01    ADJUSTMENTS      LOSSES      03/31/02
                                                    ----------   ------------   ----------   ----------
(In thousands)
Goodwill..........................................   $947,678        $365        $(86,045)    $861,998
                                                     ========        ====        ========     ========
Unamortized intangible assets:(a)
  Trademarks......................................   $137,579        $  -        $ (7,955)    $129,624
  Gaming rights...................................     44,200           -               -       44,200
  Development rights..............................      5,000           -               -        5,000
                                                     --------        ----        --------     --------
    Total.........................................   $186,779        $  -        $ (7,955)    $178,824
                                                     ========        ====        ========     ========

                                                           GROSS CARRYING   ACCUMULATED       BALANCE AT
                                                               AMOUNT       AMORTIZATION       03/31/02
                                                           --------------   ------------      ----------
(In thousands)
Amortizing intangible assets:(a)
  Contract rights........................................     $ 12,610        $ (2,301)        $ 10,309
  Customer relationships.................................       16,200          (1,902)          14,298
                                                              --------        --------         --------
    Total................................................     $ 28,810        $ (4,203)        $ 24,607
                                                              ========        ========         ========

------------------------

(a) Values of some intangible assets are preliminary subject to finalization of the purchase price allocation of the Harveys acquisition.

    The aggregate amortization expense for the quarter ended March 31, 2002, for those assets that will continue to be amortized under the provisions of SFAS
No. 142 was $1.6 million. Estimated annual amortization expense for those assets for the years ending December 31, 2002, 2003, 2004, 2005 and 2006 is
$6.3 million, $6.3 million, $6.3 million, $6.0 million and $5.2 million, respectively.

    With the adoption of SFAS No. 142, we ceased amortization of goodwill and other intangible assets that were determined to have an indefinite useful life. The information below depicts our results

                          HARRAH'S ENTERTAINMENT, INC.

                                 MARCH 31, 2002
                                  (UNAUDITED)

NOTE 2--ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142 (CONTINUED) for the quarter ended March 31, 2001, on a pro forma basis, as if SFAS No. 142 had been implemented at the beginning of that period.

                                                               FIRST QUARTER
                                                                   ENDED
                                                              MARCH 31, 2001
                                                              ---------------
(in thousands, except per share amounts)
Reported income before extraordinary losses and cumulative
  effect of change in accounting principle..................      $44,211
Add back: Goodwill amortization.............................        4,832
Add back: Trademark amortization............................          770
                                                                  -------
    Adjusted income before extraordinary losses and
      cumulative effect of change in accounting principle...       49,813
    Extraordinary losses, net of income tax benefit of
      $71...................................................         (131)
                                                                  -------
        Adjusted net income.................................      $49,682
                                                                  =======
Basic earnings per share:
  Reported income before extraordinary losses and cumulative
    effect of change in accounting principle................      $  0.38
  Goodwill amortization.....................................         0.04
  Trademark amortization....................................         0.01
                                                                  -------
    Adjusted income before extraordinary losses and
      cumulative effect of change in accounting principle...         0.43
    Extraordinary losses, net of income tax benefit of
      $71...................................................            -
                                                                  -------
        Adjusted net income.................................      $  0.43
                                                                  =======
Diluted earnings per share:
  Reported income before extraordinary losses and cumulative
    effect of change in accounting principle................      $  0.38
  Goodwill amortization.....................................         0.04
  Trademark amortization....................................            -
                                                                  -------
    Adjusted income before extraordinary losses and
      cumulative effect of change in accounting principle...         0.42
    Extraordinary losses, net of income tax benefit of
      $71...................................................            -
                                                                  -------
        Adjusted net income.................................      $  0.43
                                                                  =======

NOTE 3--ACQUISITIONS

    On July 31, 2001, we completed our acquisition of Harveys Casino Resorts ("Harveys"). We paid approximately $294 million for the equity interests in Harveys, assumed approximately $350 million in outstanding debt and paid approximately $17 million in acquisition costs. We also assumed a $50 million contingent liability. This liability is contingent on the results of a referendum to be decided

                          HARRAH'S ENTERTAINMENT, INC.

                                 MARCH 31, 2002
                                  (UNAUDITED)

NOTE 3--ACQUISITIONS (CONTINUED)
by the voters in Pottawattamie County, Iowa, in November 2002. If the referendum passes, we will pay an additional $50 million in acquisition costs. If the referendum does not pass, the excursion gambling boat license may remain valid until January 26, 2004; however, the Bluffs Run Casino would have to cease gaming operations in a relatively short time after the referendum date. Management believes that the referendum will pass; however, in the event the referendum does not pass and gaming operations cease in Pottawattamie County, we would likely have a significant impairment related to the carrying value of our assets in Iowa. We financed our acquisition, and retired Harveys assumed debt, with borrowings under our bank credit facility (see Note 5). We are in the process of finalizing the valuations of certain intangible assets and the Colorado assets; thus, the allocation of the purchase price, as presented in the Notes to the Consolidated Financial Statements in our 2001 Annual Report, is subject to refinement.

    The results of operations of the properties acquired in the acquisition of Harveys have been included in our consolidated financial statements since the July 31, 2001, date of acquisition.

    The following unaudited pro forma consolidated financial information for the Company has been prepared assuming that the Harveys acquisition and the extinguishment of debt assumed in that acquisition had occurred on January 1, 2001. The information also assumes that SFAS No. 142 was effective for the Harveys acquisition on that date.

                                                               FIRST QUARTER
                                                                   ENDED
                                                              MARCH 31, 2001
                                                              ---------------
(In thousands, except per share amounts)
Revenues....................................................       $972,705
                                                                   ========
Income before extraordinary losses and cumulative effect of
  change in accounting principle............................       $ 44,583
                                                                   ========
Net income..................................................       $ 44,452
                                                                   ========
Earnings per share--diluted
  Income before extraordinary losses and cumulative effect
    of change in accounting principle.......................       $   0.38
                                                                   ========
Net income..................................................       $   0.38
                                                                   ========

    These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had the Harveys acquisition and the debt extinguishments been completed as of the beginning of the period, or of future results.

                          HARRAH'S ENTERTAINMENT, INC.

                                 MARCH 31, 2002
                                  (UNAUDITED)

NOTE 4--STOCKHOLDERS' EQUITY

    In addition to its common stock, Harrah's Entertainment has the following classes of stock authorized but unissued:

    Preferred stock, $100 par value, 150,000 shares authorized

    Special stock, $1.125 par value, 5,000,000 shares authorized--
      Series A Special Stock, 2,000,000 shares designated

    In July 2001, our Board of Directors authorized the purchase of up to 6 million shares of the Company's stock in the open market. These purchases are funded through available cash and borrowings from our bank facility (see
Note 5). No such purchases were made during first quarter 2002, and 3.9 million shares remain available for purchase pursuant to the authorization, which expires December 31, 2002.

NOTE 5--DEBT

REVOLVING CREDIT FACILITIES

    At March 31, 2002, the Company had revolving credit and letter of credit facilities (the "Bank Facility"), which provided us with borrowing capacity of $1.853 billion. The Bank Facility consisted of a five-year $1.525 billion revolving credit and letter of credit facility maturing in 2004 and a separate $328 million revolving credit facility, which is renewable annually at the borrower's and lenders' options. On April 25, 2002, the 364-day facility was renewed and the available borrowing capacity of that facility was increased from $328 million to $332 million, providing a total borrowing capacity of $1.857 billion pursuant to our Bank Facility. As of March 31, 2002, the Bank Facility bears interest based upon 80 basis points over LIBOR for current borrowings under the five-year facility and 85 basis points over LIBOR for the 364-day facility. In addition, there is a facility fee for borrowed and unborrowed amounts, which is currently 20 basis points on the five-year facility and 15 basis points on the 364-day facility. The interest rate and facility fee are based on our current debt ratings and leverage ratio and may change as our debt ratings and leverage ratio change. There is an option on each facility to borrow at the prime rate. As of March 31, 2002, $1.225 billion in borrowings were outstanding under the Bank Facility with an additional $88.7 million committed to back letters of credit. After consideration of these borrowings and the impact of the increased capacity available to us under the 364-day facility, $543.3 million of additional borrowing capacity was available to the Company as of March 31, 2002.

SHORT-TERM BORROWINGS

    In a program designed for short-term borrowings at lower interest rates than the rates paid under our Bank Facility, we have an uncommitted line of credit agreement with a lender pursuant to which we can borrow up to $35 million for periods of ninety days or less. Borrowings bear interest at current market rates. At March 31, 2002, we had borrowed $18 million under this agreement. This agreement does not decrease our borrowing capacity under our Bank Facility.

                          HARRAH'S ENTERTAINMENT, INC.

                                 MARCH 31, 2002
                                  (UNAUDITED)

NOTE 6--SUPPLEMENTAL CASH FLOW DISCLOSURES

CASH PAID FOR INTEREST AND TAXES

    The following table reconciles our interest expense, net of interest capitalized, per the Consolidated Condensed Statements of Operations, to cash paid for interest:

                                                                FIRST QUARTER ENDED
                                                              -----------------------
                                                              MARCH 31,    MARCH 31,
                                                                 2002         2001
                                                              ----------   ----------
(In thousands)
Interest expense, net of amount capitalized.................   $ 61,382     $ 64,226
Adjustments to reconcile to cash paid for interest:
  Net change in accruals....................................     (4,285)     (13,868)
  Amortization of deferred finance charges..................     (1,245)      (1,106)
  Net amortization of discounts and premiums................       (281)        (144)
                                                               --------     --------
    Cash paid for interest, net of amount capitalized.......   $ 55,571     $ 49,108
                                                               ========     ========
    Cash refunds of income taxes, net of payments...........   $(14,151)    $(46,443)
                                                               ========     ========

NOTE 7--COMMITMENTS AND CONTINGENT LIABILITIES

NEW ORLEANS CASINO

    JCC Holding Company and its subsidiary, Jazz Casino Company, LLC (collectively, "JCC"), own and operate a land-based casino in New Orleans, Louisiana, in which the Company has an ownership interest and which is managed by a subsidiary of the Company. The Company has guaranteed an annual payment obligation of JCC owed to the State of Louisiana of $50 million in the first year, which expired March 31, 2002, and $60 million for three subsequent years. We receive a fee of 2% of the average amount at risk for providing this guarantee. We also hold approximately $51 million of the debt of JCC and are also providing a $35 million revolving credit facility to JCC at market terms. At March 31, 2002, no funds were outstanding from JCC under the revolving credit facility; however, the amount available under the credit facility was reduced by $0.7 million, which was committed to back letters of credit on behalf of JCC.

NATIONAL AIRLINES, INC.

    We are exposed to up to $12.25 million of liability under a letter of credit on behalf of National Airlines, Inc. ("NAI"), which expires May 31, 2002. We have an agreement with another investor of NAI whereby that investor is obligated to reimburse us for approximately 56% of amounts that we may pay under the letter of credit and that we funded under another letter of credit. During second quarter 2001, a subsidiary of the Company filed a lawsuit against the other investor for breach of contract due to the investor's failure to reimburse the Company for his share of the $8.6 million we have paid against the second letter of credit. As contractually permitted, the guarantor elected to submit the issue to arbitration and the arbitrator has tentatively ruled in our favor. We expect this ruling to be finalized during second quarter, 2002. If we are required to fund under the remaining letter of credit and are

                          HARRAH'S ENTERTAINMENT, INC.

                                 MARCH 31, 2002
                                  (UNAUDITED)

NOTE 7--COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED) unsuccessful in collecting from the other investor, we would record additional losses of up to $12.25 million for NAI.

CONTRACTUAL COMMITMENTS

    We continue to pursue additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties, guarantees by the Company of third party debt and development completion guarantees. Excluding guarantees and commitments for the New Orleans casino discussed above, as of March 31, 2002, we had guaranteed third party loans and leases of $173.9 million, which are secured by certain assets, and had commitments of $244.4 million for construction-related and other obligations.

    The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. These obligations have priority over scheduled payments of borrowings for development costs. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. As of March 31, 2002, the aggregate monthly commitment pursuant to these contracts for the three managed Indian-owned facilities now open, which extend for periods of up to 70 months from March 31, 2002, is $1.1 million.

SEVERANCE AGREEMENTS

    As of March 31, 2002, we have severance agreements with 33 of our senior executives, which provide for payments to the executives in the event of their termination after a change in control, as defined. These agreements provide, among other things, for a compensation payment of 1.5 to 3.0 times the executive's average annual compensation, as defined, as well as for accelerated payment or accelerated vesting of any compensation or awards payable to the executive under any of our incentive plans. The estimated amount, computed as of March 31, 2002, that would be payable under the agreements to these executives based on earnings and stock options aggregated approximately $135.9 million.

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

                                 MARCH 31, 2002
                                  (UNAUDITED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of the financial position and operating results of Harrah's Entertainment, Inc. (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as "Harrah's Entertainment", "Company", "we", "our" and "us") for first quarter 2002 and 2001, updates, and should be read in conjunction with, Management's Discussion and Analysis of Financial Position and Results of Operations presented in our 2001 Annual Report.

                      ADOPTION OF NEW ACCOUNTING STANDARD

    We adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. SFAS No. 142 provides new guidance regarding the recognition and measurement of intangible assets, eliminates the amortization of certain intangibles and requires annual assessments for impairment of intangible assets that are not subject to amortization. An initial impairment analysis is required as of the date of adoption and any resulting impairment loss is recognized as the effect of a change in accounting principle. Early adoption of Statement 142 was not allowed.

    During first quarter 2002, we completed our implementation review of the intangible assets arising from prior acquisitions and determined that non-recurring impairment charges of $91.2 million, net of tax benefits of $2.8 million, were required. The charges relate to intangible assets acquired in the company's 1999 acquisition of Rio Hotel and Casino, Inc. Due to the impairment charges recorded as a result of the change in accounting principle, the company reported a loss for first quarter 2002 as discussed further below.

    Adoption of SFAS No. 142 resulted in the cessation of amortization of most intangible assets as of January 1, 2002. The new accounting standard does not allow for the restatement of prior-period results to adjust for this change in accounting principle. However, it does require that pro forma results be presented to depict what results would have been had the new rules been in force in the prior periods. The pro forma amounts for prior year presented in our Notes to Consolidated Condensed Financial Statements reflect the add-back of this amortization expense to the Company's previously reported results.

                    OPERATING RESULTS AND DEVELOPMENT PLANS

                                                                FIRST QUARTER      PERCENTAGE
                                                             -------------------   INCREASE/
                                                               2002       2001     (DECREASE)
OVERALL                                                      --------   --------   ----------
(In millions, except (loss) earnings per share)
Casino revenues............................................   $870.4     $747.9        16.4%
Total revenues.............................................    983.7      867.2        13.4%
Income from operations.....................................    198.3      144.5        37.2%
Income before extraordinary losses and cumulative effect of
  change in accounting principle...........................     85.2       44.2        92.8%
Net (loss) income..........................................     (6.0)      44.1         N/M
Pro forma net (loss) income................................     (6.0)      49.7         N/M
Earnings (loss) per share-diluted
  Before extraordinary losses and cumulative effect of
    change in accounting principle.........................     0.75       0.38        97.4%
  Extraordinary losses, net of tax.........................        -          -
  Cumulative effect of change in accounting principle, net
    of tax.................................................    (0.80)         -         N/M
  Net (loss) income........................................    (0.05)      0.38         N/M
  Pro forma net (loss) income..............................    (0.05)      0.42         N/M
Operating margin...........................................     20.2%      16.7%        3.5pts

    First quarter 2002 revenues increased 13.4% over first quarter 2001, and income before extraordinary items and the cumulative effect of a change in accounting principle increased 92.8% from the same period last year. These record results were driven by our acquisition of Harveys Casino Resorts ("Harveys") on July 31, 2001, the return on recent capital investments at targeted properties, same-store sales growth, our on-going emphasis on cost control strategies, reduced interest expense due to lower rates on our variable rate debt and the cessation of goodwill amortization.

    Although the Harveys acquisition was the primary reason for the increase in our first quarter revenues in 2002 over 2001, gaming revenues at our other owned properties continued to grow, reaffirming the success of our strategy to grow same store sales through customer loyalty programs. The following table compares first quarter 2002 gaming revenues to first quarter 2001 gaming revenues for our company-owned properties, including those acquired over the past three years.

                                                               FIRST QUARTER      PERCENTAGE
                                                            -------------------   INCREASE/
                                                              2002       2001     (DECREASE)
                                                            --------   --------   ----------
  (In millions)
Casino revenues
  Harrah's................................................   $471.2     $444.1         6.1%
  Showboat acquisition....................................    155.5      145.3         7.0%
  Rio acquisition.........................................     49.6       58.4       (15.1)%
  Players acquisition.....................................    101.5      100.1         1.4%
                                                             ------     ------
    Total for properties owned in both periods............    777.8      747.9         4.0%
  Harveys acquisition.....................................     92.6          -         N/M
                                                             ------     ------
    Total.................................................   $870.4     $747.9        16.4%
                                                             ======     ======

    To facilitate discussion of our operating results, our properties have been grouped as follows:

         WESTERN REGION                EASTERN REGION          CENTRAL REGION          MANAGED/OTHER
---------------------------------  ----------------------  -----------------------  --------------------
Harrah's Reno                      Harrah's Atlantic City  Harrah's Joliet          Harrah's Ak-Chin
Harrah's/Harveys Lake Tahoe        Showboat Atlantic City  Harrah's East Chicago    Harrah's Cherokee
Bill's                                                     Harrah's Metropolis      Harrah's Prairie
                                                                                    Band
Harrah's Las Vegas                                         Harrah's Council Bluffs  Harrah's New Orleans
Rio                                                        Bluffs Run
Harrah's Laughlin                                          Harrah's Shreveport
Harveys Colorado                                           Harrah's Vicksburg
                                                           Harrah's North Kansas
                                                             City
                                                           Harrah's St. Louis
                                                           Harrah's Lake Charles
                                                           Harrah's Tunica

    In the following discussions of the operating results for our properties, we define operating profit as revenues less direct operating expenses and depreciation and amortization, excluding amortization of intangible assets.

WESTERN REGION

                                                       FIRST QUARTER      PERCENTAGE
                                                    -------------------   INCREASE/
                                                      2002       2001     (DECREASE)
                                                    --------   --------   ----------
(In millions)
Casino revenues...................................   $207.2     $182.7        13.4%
Total revenues....................................    309.1      285.5         8.3%
Operating profit..................................     42.9       36.3        18.2%
Operating margin..................................     13.9%      12.7%        1.2pts

    The increase in Western Region first quarter 2002 revenues from the same period last year was due to the inclusion of results from the Harveys casinos in Lake Tahoe and Colorado. These two properties, which were acquired July 31, 2001, contributed $39.7 million in total revenues in first quarter 2002. Revenues at our Las Vegas properties declined from first quarter 2001 levels, where room rates and walk-in traffic remain below the levels of the year ago quarter as that destination resort area continues to recover from the effects of the September 11, 2001, terrorist attacks on travel.

    First quarter 2002 operating profit increased 18.2% over first quarter 2001, driven by the addition of the Harveys casinos and by improved performance at the Rio resulting from cost-containment measures and the decision to exit the high-end international table games business in third quarter 2001.

EASTERN REGION

                                                       FIRST QUARTER      PERCENTAGE
                                                    -------------------   INCREASE/
                                                      2002       2001     (DECREASE)
                                                    --------   --------   ----------
(In millions)
Casino revenues...................................   $178.3     $170.9         4.3%
Total revenues....................................    172.0      165.9         3.7%
Operating profit..................................     41.4       37.3        11.0%
Operating margin..................................     24.1%      22.5%        1.6pts

    Our Eastern Region properties reported record revenues and operating profit in first quarter 2002, led by a 7.2% increase in revenues and a 14.4% increase in operating profit at our Showboat property in Atlantic City. Property enhancements and a focus on building revenues drove the Showboat Atlantic City increases. Harrah's Atlantic City's first quarter 2002 revenues were 0.8% higher than in the year-ago quarter and operating profit was 9.5% higher than in first quarter 2001 due to effective cost management at that property.

    Construction is underway on a 452-room expansion at Harrah's Atlantic City, which will increase the hotel's capacity to more than 1,600 rooms, and on a project to create an additional 28,000 square feet of casino floor space and expand a buffet area. The hotel expansion and the first phase of the casino expansion project are expected to be completed in the second quarter of 2002. These expansion projects are expected to cost approximately $193 million, $125.5 million of which had been spent at March 31, 2002.

    Construction is also underway on a $90 million, 544-room hotel tower at Showboat Atlantic City, which is expected to open in the third quarter of 2003. As of March 31, 2002, $3.4 million had been spent on this project.

CENTRAL REGION

                                                       FIRST QUARTER      PERCENTAGE
                                                    -------------------   INCREASE/
                                                      2002       2001     (DECREASE)
                                                    --------   --------   ----------
(In millions)
Casino revenues...................................   $485.0     $394.2        23.0%
Total revenues....................................    483.3      397.7        21.5%
Operating profit..................................    118.1       88.3        33.7%
Operating margin..................................     24.4%      22.2%        2.2pts

    Chicagoland/Illinois--Combined first quarter 2002 revenues and operating profit at Harrah's Joliet, Harrah's East Chicago and Harrah's Metropolis set new first quarter records and increased 11.2% and 26.5%, respectively, over combined revenues and operating profit in first quarter last year. Harrah's Joliet continued to benefit from the conversion from riverboats to barges in September 2001, and Harrah's Metropolis benefited from enhancements made at that property and the conversion to the Harrah's brand in the second half of last year. In first quarter 2002, the remaining floors of Harrah's East Chicago's new 15-floor hotel opened, completing the $47 million project that began in last quarter of 2000.

    Louisiana--Combined first quarter 2002 revenues from our Louisiana properties increased 6.9% over first quarter 2001 as Harrah's Shreveport's 24.8% increase more than offset the 9.7% decline at Harrah's Lake Charles. Combined operating profit for first quarter 2002 increased 18.6% over the year-ago quarter, with the 25.4% decline at Lake Charles offset by the 79.0% increase at Shreveport. Shreveport's year-over-year improvements were aided by the 514-room hotel and player amenities that opened in first quarter 2001. In last year's first quarter, Shreveport's operating profit was affected by increased promotional expenses and cost inefficiencies associated with the staggered opening of the hotel. Our Lake Charles property has been affected by increased competition, including new slot machines at a horse racing track located closer to one of our Texas feeder markets than our property and additional Indian casino offerings. Operating profits at both Louisiana properties were impacted by increases in gaming taxes that were effective in second quarter 2001. At Shreveport, gaming taxes increased one percentage point in 2001, increased another one percentage point on April 1, 2002 and will increase another one percentage point in 2003. At Lake Charles, gaming taxes increased from 18.5% to 21.5% of gaming revenues in 2001, but no further increases in the gaming tax rate are expected at this time.

    In first quarter 2002, the voters of Calcasieu Parish, Louisiana, approved a competitor's proposed riverboat casino in Lake Charles. This will be the fifteenth and final riverboat gaming license to be issued by the State of Louisiana under the legislation legalizing riverboat gaming in that State. We cannot predict the effect on our Company of another casino facility in the Lake Charles area.

    Mississippi--Combined first quarter revenues at our Mississippi properties increased 11.4% and operating profit increased to $3.5 million from less than $0.1 million in first quarter 2001. The improved results are primarily due to effective marketing programs and cost containment measures implemented at both of our Mississippi properties.

    Missouri--First quarter revenues at our Missouri properties decreased 2.2% due to increased competition, but operating profit was 5.8% higher than in first quarter last year as a result of cost containment measures.

    Iowa--The two properties in Iowa, which were acquired in July 2001, contributed $60.9 million in total revenues and $10.3 million in operating profit to our first quarter results.

    Pursuant to Iowa law, a county-wide referendum must be reapproved every eight years for gambling activities both at racetracks and on riverboats. In November 2002, the voters of Pottawattamie County, Iowa, where our operations are located, will vote on a referendum to determine whether or not gaming will be allowed to continue in that county. If the referendum passes, we will pay an additional $50 million in acquisition costs related to our acquisition of Harveys in 2001. If the referendum does not pass, the excursion gambling boat license may remain valid until January 26, 2004; however, the Bluffs Run Casino would have to cease gaming operations in a relatively short time after the referendum date. We believe that the referendum will pass; however, in the event the referendum does not pass and gaming operations cease in Pottawattamie County, we would likely have a significant impairment related to the carrying value of our assets in Iowa.

MANAGED CASINOS AND OTHER

    Our managed and other results were higher than in first quarter 2001 due primarily to management fees from the New Orleans casino. In first quarter 2001, no management fees were recognized from Harrah's New Orleans due to the bankruptcy filing by the owners and operators of the New Orleans casino, JCC Holding Company and its subsidiary, Jazz Casino Company, LLC (collectively, "JCC"). With the implementation of JCC's plan of reorganization, we resumed recognizing management fees from the New Orleans casino in second quarter 2001, but at a reduced level from those reported in 2000. First quarter 2002 management fees from Indian-owned casinos were about level with first quarter last year as improved results at the casinos offset lower management fee structures.

    Construction is expected to be complete in second quarter 2002 on a 252-room hotel and 30,000 square foot conference center at Harrah's Cherokee Smoky Mountains Casino in Cherokee, North Carolina.

    During first quarter 2001, a temporary casino managed by the Rincon San Luiseno Band of Mission Indians ("Rincon") in Southern California began operations near the site where a permanent casino, which we will manage, is under construction. The permanent casino is scheduled to open in the third quarter of 2002. Rincon has secured third-party financing, which we have guaranteed, for its permanent casino.

    See Debt and Liquidity for further discussion of Harrah's guarantees of debt related to Indian projects.

OTHER FACTORS AFFECTING NET INCOME

                                                        FIRST QUARTER           PERCENTAGE
                                                    ----------------------      INCREASE/
                                                      2002          2001        (DECREASE)
                                                    --------      --------      ----------
(In millions)
(Income)/expense
Development costs.................................   $ 1.7         $ 1.8             (5.6)%
Project opening costs.............................     0.9           2.2            (59.1)%
Corporate expense.................................    10.7          13.8            (22.5)%
Equity in income of nonconsolidated affiliates....    (5.7)         (0.4)             N/M
Write-downs, reserves and recoveries..............    (0.5)          2.1              N/M
Venture restructuring costs.......................       -           1.5              N/M
Amortization of intangible assets.................     1.6           5.6            (71.4)%
Interest expense, net.............................    61.4          64.2             (4.4)%
Other (income) expense............................    (1.9)          6.5              N/M
Effective tax rate................................    35.6%         36.1%            (0.5)pts
Minority interests................................   $ 4.2         $ 3.2             31.3%
Extraordinary losses, net of income taxes.........       -           0.1              N/M
Cumulative effect of change in accounting
  principle, net of income taxes..................    91.2             -              N/M

    Development costs for first quarter of 2002 are basically the same as costs in first quarter last year. However, development activities were limited in both periods due to the limited number of new markets opening for development.

    Project opening costs in both years included costs incurred in connection with expansion and renovation projects at various properties.

    Corporate expense decreased 22.5% in first quarter 2002 from the prior year due to cost savings and timing of the incurrence of certain expenses.

    Equity in income of nonconsolidated affiliates for first quarter 2002 included our share of earnings from Harrah's New Orleans while no equity pick-up from New Orleans was recorded in first quarter 2001 due to JCC's bankruptcy filing. With the implementation of JCC's reorganization plan, we resumed recording our share of JCC's results in second quarter 2001.

    Write-downs, reserves and recoveries in first quarter 2002 reflects partial recoveries of previously recorded reserves. First quarter 2001 Write-downs, reserves and recoveries included a true-up to reserves recorded in fourth quarter 2000 in connection with the approval of JCC's reorganization plan. First quarter 2001 Venture restructuring costs represent fees to bankers and other consultants to represent our interest in JCC's plan of reorganization.

    Amortization of intangible assets is less than in first quarter 2001 due to the implementation of SFAS No. 142 in first quarter 2002.

    Although the Company's average debt balance was higher in first quarter 2002 than in the same quarter last year due to the Harveys acquisition and our share repurchase program, interest expense decreased in first quarter 2002 from 2001 due to lower interest rates on variable-rate debt. The average interest rate on our variable-rate debt was 2.8% at March 31, 2002, compared to 6.6% at March 31, 2001.

    An increase in interest rates could have a material effect on our financial results. For example, assuming a constant outstanding balance for our variable rate debt for the next twelve months, a hypothetical 1% increase in interest rates would increase interest expense for the next twelve months by approximately $12.4 million, or $3.1 million per quarter. Our variable-rate debt represents approximately 35% of our total debt, while our fixed-rate debt is approximately 65% of our total debt.

    Other (income) expense improved in first quarter 2002 over first quarter last year due primarily to lower net investment results in 2001 for Company-owned life insurance policies. First quarter 2002 also included net proceeds from litigation settlements, while 2001 first quarter included losses from the sale of non-operating assets.

    The effective tax rates for both periods are higher than the federal statutory rate due primarily to state income taxes. The 2001 effective tax rate was also affected by that portion of our goodwill amortization that is not deductible for tax purposes. With the cessation of goodwill amortization in first quarter 2002 as a result of the implementation of SFAS 142, our effective tax rate declined from the rate at first quarter last year.

    Minority interests reflects a joint venture partner's share of income, which increased in 2002 from the prior year as a result of higher earnings from that venture due in part to the accelerated depreciation in 2001 on the riverboats that were removed from service in September 2001.

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

    Our planned development projects, if they go forward, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. Cash needed to finance projects currently under development as well as additional projects pursued is expected to be made available from operating cash flows, bank borrowings (see Debt and Liquidity), joint venture partners, specific project financing, guarantees of third party debt and, if necessary, additional debt and/or equity offerings. Our capital spending for the first three months of 2002 totaled approximately
$79.4 million. Estimated total capital expenditures for 2002 are expected to be between $400 million and $450 million.

                               DEBT AND LIQUIDITY

BANK FACILITY

    At March 31, 2002, the Company had revolving credit and letter of credit facilities (the "Bank Facility"), which provided us with borrowing capacity of $1.853 billion. The Bank Facility consisted of a five-year $1.525 billion revolving credit and letter of credit facility maturing in 2004 and a separate $328 million revolving credit facility, which is renewable annually at the borrower's and lenders' options. On April 25, 2002, the 364-day facility was renewed and the available borrowing capacity of that facility was increased from $328 million to $332 million, providing a total borrowing capacity of $1.857 billion pursuant to our Bank Facility. As of March 31, 2002, the Bank Facility bears interest based upon 80 basis points over LIBOR for current borrowings under the five-year facility and 85 basis points over LIBOR for the 364-day facility. In addition, there is a facility fee for borrowed and unborrowed amounts, which is currently 20 basis points on the five-year facility and 15 basis points on the 364-day facility. The interest rate and facility fee are based on our current debt ratings and leverage ratio and may change as our debt ratings and leverage ratio change. There is an option on each facility to borrow at the prime rate. As of March 31, 2002, $1.225 billion in borrowings were outstanding under the Bank Facility with an additional $88.7 million committed to back letters of credit. After consideration of these borrowings and the impact of the increased capacity available to us under the 364-day facility, $543.3 million of additional borrowing capacity was available to the Company as of March 31, 2002.

SHORT-TERM BORROWINGS

    In a program designed for short-term borrowings at lower interest rates than the rates paid under our Bank Facility, we have an uncommitted line of credit agreement with a lender pursuant to which we can borrow up to $35 million for periods of ninety days or less. Borrowings bear interest at current market rates. At March 31, 2002, we had borrowed $18 million under this agreement. This agreement does not decrease our borrowing capacity under our Bank Facility.

EQUITY REPURCHASE PROGRAM

    In July 2001, our Board of Directors authorized the purchase of up to 6 million shares of the Company's stock in the open market. These repurchases are funded through available cash and borrowings from our Bank Facility. No such purchases were made during first quarter 2002, and 3.9 million shares remain available for purchase pursuant to the authorization, which expires
December 31, 2002.

GUARANTEES OF THIRD PARTY DEBT AND OTHER COMMITMENTS

    The Company has guaranteed an annual payment obligation of JCC owed to the State of Louisiana of $50 million in the first year, which expired March 31, 2002, and $60 million for three subsequent years. During the first year of the guarantee, JCC made its annual payment to the State; therefore, the Company did not make any payments under this guarantee. We receive a fee of 2% of the average amount at risk for providing this guarantee. We also hold approximately $51 million of the debt of JCC and are also providing a $35 million revolving credit facility to JCC at market terms. At March 31, 2002, no funds were outstanding from JCC under the revolving credit facility; however, the amount available under the credit facility was reduced by $0.7 million, which was committed to back letters of credit on behalf of JCC.

    We are exposed to up to $12.25 million of liability under a letter of credit on behalf of National Airlines, Inc. ("NAI"), which expires on May 31, 2002. We have an agreement with another investor of NAI whereby that investor is obligated to reimburse us for approximately 56% of amounts that we may pay under the letter of credit and that we funded under another letter of credit. During second quarter 2001, a subsidiary of the Company filed a lawsuit against the other investor for breach of contract due to the investor's failure to reimburse the Company for his share of the $8.6 million we have paid against the second letter of credit. As contractually permitted, the guarantor elected to submit the issue to arbitration and the arbitrator has tentatively ruled in our favor. We expect this ruling to be finalized during second quarter, 2002. If we are required to fund under the remaining letter of credit and are unsuccessful in collecting from the other investor, we would record additional losses of up to $12.25 million for NAI.

    In addition to guarantees and commitments related to JCC and NAI, the agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide for a minimum monthly payment to be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. As of March 31, 2002, the aggregate monthly commitment pursuant to these contracts for the three managed Indian-owned facilities now open, which extend for periods of up to 70 months from March 31, 2002, is $1.1 million.

    We may guarantee all or part of the debt incurred by Indian tribes with which we have entered a management contract to fund development of casinos on the Indian lands. For all existing guarantees of Indian debt, we have obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, that the value of such property would satisfy our obligations in the event these guarantees were enforced. Additionally, we have received limited waivers from the Indian tribes of their sovereign immunity to allow us to pursue our rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken. The aggregate outstanding balance of such debt as of March 31, 2002, was $160.3 million.

    With the Harveys acquisition in July 2001, we assumed a $50 million contingent liability that may become due as part of the consideration paid for the net assets of Harveys. The contingent payment depends on the results of a referendum to be decided by the voters of Pottawattamie County, Iowa, in November 2002.

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

    In the third quarter of 2001, the State of Louisiana selected a competitor to receive its fifteenth and final riverboat gaming license to be issued by the State, under the legislation legalizing riverboat gaming in that State. The competitor's project is for a riverboat casino in Lake Charles. Construction of that facility has not yet begun. Also in first quarter 2002, approval was given to a horse racing facility near our property in Lake Charles, Louisiana, to install slot machines and that facility opened in mid-February with approximately 1500 machines. The horse racing facility is approximately 25 miles closer to the Texas border and one of our major feeder markets in Texas than our property. We cannot predict the effect that the new competition in the Lake Charles area will have on our operations there.

    In October 2001, the legislature of the State of New York approved a bill authorizing six new tribal casinos in that state and video lottery terminals at tracks. The measure allows the governor of New York to negotiate gaming compacts with American Indian tribes to operate three casinos in the Catskills and three casinos in western New York.

    In September 1999, the State of California and approximately 60 Indian tribes executed Class III Gaming Compacts, which other California tribes can join. The Compacts, when effective, will allow each tribe to operate, on tribal trust lands, two casinos with up to 2,000 slot machines per tribe and unlimited house-banked card games. Our agreements with the Rincon Tribe are a result of these events (see Operating Results and Development Plans, Managed Casinos and Other).

    At this time, the ultimate impacts that the New York Compacts or the California Compacts may have on the industry or on our Company are uncertain. Other states are also considering legislation enabling the development and operation of casinos or casino-like operations.

    Although, historically, the short-term effect of such competitive developments on our Company has been both positive and negative, we are not able to determine the long-term impact, whether favorable or unfavorable, that these trends and events will have on current or future markets. We believe that the geographic diversity of our operations; our focus on multi-market customer relationships; our service training, measurements and rewards programs; and our continuing efforts to establish our brands as premier brands upon which we have built strong customer loyalty have well-positioned us to face the challenges present within our industry. We utilize the unique capabilities of WINet, a sophisticated nationwide customer database, and Total Rewards, a nationwide reward and recognition program. Total Rewards provides our customers with a simple understanding of how to earn cash, comps and other benefits for playing at Harrah's Entertainment casinos. We believe both of these marketing tools provide us with competitive advantages, particularly with players who visit more than one market. All of our properties, with the exception of the Colorado property acquired in the Harveys acquisition, are integrated into both WINet and Total Rewards.

POLITICAL UNCERTAINTIES

    The casino entertainment industry is subject to political and regulatory uncertainty. From time to time, individual jurisdictions have also considered legislation or referendums that could adversely impact our operations. The likelihood or outcome of similar legislation and referendums in the future is difficult to predict.

    The casino entertainment industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate. From time to time, various state and federal legislators and officials have proposed changes in tax laws, or in the administration of such laws that would affect the industry. It is not possible to determine with certainty the scope or likelihood of possible future changes in tax laws or in the administration of such laws. If adopted, such changes could have a material adverse effect on our financial results.

                 SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

    We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated lives assigned to our assets, the determination of bad debt, asset impairment and self insurance reserves, the purchase price allocations made in connection with our acquisitions and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. To provide an understanding of the methodology we apply, our significant accounting policies are discussed where appropriate in this discussion and analysis and in the Notes to Consolidated Condensed Financial Statements.

                   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    During first quarter 2001, the Emerging Issues Task Force reached a consensus on the portion of Issue 00-22, "Accounting for "Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future," which addresses the income statement classification of the value of the points redeemable for cash awarded under point programs such as our Total Rewards program. Per the consensus, which for our Company was effective retroactively to January 1, 2001, with prior year restatement also required, the cost of these programs should be reported as a contra-revenue, rather than as an expense. Debate continues on a number of other facets of Issue 00-22 which could have an impact on our financial statements. We historically reported the costs of such points as an expense, so we have reclassified these costs to be contra-revenues in our Consolidated Condensed Statements of Operations to comply with the consensus. The amount of expense reclassified for 2001 was $32.4 million. This reclassification had no impact on our Income from operations, Net (loss) income or (Loss) earnings per share.

    During third quarter 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations". For our Company, SFAS No. 143 will be effective in 2003. We are currently evaluating the provisions of this recently issued accounting pronouncement and have not yet determined the impact that its adoption will have on our results of operations or financial position.

    Also during third quarter 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which we implemented on January 1, 2002. SFAS No. 144 had no impact on our financial statements.

                    PRIVATE SECURITIES LITIGATION REFORM ACT

    This quarterly report on Form 10-Q contains "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements contain words such as "may," "will," "project," "might," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," "continue" or "pursue," or the negative or other variations thereof or comparable terminology. In particular, they include statements relating to, among other things, future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. We have based these forward-looking statements on our current expectations and projections about future events.

    We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors as well as other factors described from time to time in our reports filed with the Securities and Exchange Commission ("SEC"):

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

    - changes in laws, regulations or accounting standards, third party relations and approvals, and decisions of courts, regulators and governmental bodies;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed rate and variable rate obligations. Of our approximately $3.6 billion total debt at March 31, 2002, $1.2 billion is subject to variable interest rates, which averaged 2.8% at March 31, 2002. Assuming a constant outstanding balance for our variable rate debt for the next twelve months, a hypothetical 1% increase in interest rates would increase interest expense for the next twelve months by approximately $12.4 million.

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

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

*EX-10.1  2001 Restatement of Harrah's Entertainment, Inc. Savings and
          Retirement Plan, effective January 1, 2002.
*EX-11    Computation of per share earnings.

------------------------

*   Filed herewith.

(b) The following reports on Form 8-K were filed by the Company during first quarter 2002.

    (i) Form 8-K filed January 16, 2002, regarding the pre-announcement of earnings

    (ii) Form 8-K filed January 25, 2002, regarding an injunction against Stratosphere Corporation for marketing patent infringement.

   (iii) Form 8-K filed February 6, 2002, regarding full year and fourth quarter earnings for 2001.

    (iv) Form 8-K filed March 1, 2002, regarding the election of Barbara T. Alexander to the Company's Board of Directors.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harrah's Entertainment, Inc.

May 9, 2002                                 By:  /s/ ANTHONY D. MCDUFFIE
                                                 -----------------------------------------
                                                 Anthony D. McDuffie
                                                 VICE PRESIDENT, CONTROLLER AND CHIEF
                                                 ACCOUNTING OFFICER

                                 EXHIBIT INDEX

                                                                                     SEQUENTIAL
EXHIBIT NO.                                    DESCRIPTION                            PAGE NO.
-----------            ------------------------------------------------------------  ----------
EX-10.1                2001 Restatement of Harrah's Entertainment, Inc. Savings and
                       Retirement Plan, effective January 1, 2002.
EX-11                  Computation of per share earnings.