Form 10-Q
period 2002-06-30
HARRAHS ENTERTAINMENT INC
filed 2002-08-13
CIK 858339

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
                                       OR

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    At July 31, 2002, there were 111,715,739 shares of the Company's Common Stock outstanding.

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

                          HARRAH'S ENTERTAINMENT, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                  (UNAUDITED)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
ASSETS
Current assets
  Cash and cash equivalents.................................  $   399,549   $   361,470
  Receivables, less allowance for doubtful accounts of
    $64,617 and $61,150.....................................       80,824       110,781
  Deferred income taxes.....................................       48,456        45,319
  Income tax receivable.....................................       16,465        28,326
  Prepayments and other.....................................       62,766        48,927
  Inventories...............................................       22,787        22,875
                                                              -----------   -----------
    Total current assets....................................      630,847       617,698
                                                              -----------   -----------
Land, buildings, riverboats and equipment...................    5,659,587     5,339,894
Less: accumulated depreciation..............................   (1,450,373)   (1,280,564)
                                                              -----------   -----------
                                                                4,209,214     4,059,330
Goodwill (Note 2)...........................................      791,720       947,678
Intangible assets (Note 2)..................................      278,626       212,962
Investments in and advances to nonconsolidated affiliates...        5,759        79,464
Deferred costs and other....................................      248,577       211,450
                                                              -----------   -----------
                                                              $ 6,164,743   $ 6,128,582
                                                              ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................  $    87,715   $   123,428
  Accrued expenses..........................................      496,875       412,897
  Short-term debt...........................................       31,000        31,000
  Current portion of long-term debt.........................        1,554         1,583
                                                              -----------   -----------
    Total current liabilities...............................      617,144       568,908
Long-term debt..............................................    3,617,991     3,719,443
Deferred credits and other..................................      180,503       173,677
Deferred income taxes.......................................      257,757       261,119
                                                              -----------   -----------
                                                                4,673,395     4,723,147
                                                              -----------   -----------
Minority interests..........................................       65,988        31,322
                                                              -----------   -----------
Commitments and contingencies (Notes 3, 5, 7 and 8)

Stockholders' equity (Note 3)
  Common stock, $0.10 par value, authorized--360,000,000
    shares, outstanding--112,438,827 and 112,322,143 shares
    (net of 31,298,571 and 28,977,890 shares held in
    treasury)...............................................       11,244        11,232
  Capital surplus...........................................    1,213,577     1,143,125
  Retained earnings.........................................      225,129       248,098
  Accumulated other comprehensive loss......................       (2,062)       (1,449)
  Deferred compensation related to restricted stock.........      (22,528)      (26,893)
                                                              -----------   -----------
                                                                1,425,360     1,374,113
                                                              -----------   -----------
                                                              $ 6,164,743   $ 6,128,582
                                                              ===========   ===========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                           SECOND QUARTER ENDED       SIX MONTHS ENDED
                                                          ----------------------   -----------------------
                                                           JUNE 30,    JUNE 30,     JUNE 30,     JUNE 30,
                                                             2002        2001         2002         2001
                                                          ----------   ---------   ----------   ----------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES:
  Casino................................................  $  920,850   $ 753,755   $1,791,250   $1,501,686
  Food and beverage.....................................     151,035     127,790      297,439      251,233
  Rooms.................................................      84,802      76,461      165,222      147,469
  Management fees.......................................      13,876      15,442       30,734       31,122
  Other.................................................      36,979      35,851       70,875       68,649
  Less: casino promotional allowances...................    (177,186)   (135,854)    (341,471)    (259,538)
                                                          ----------   ---------   ----------   ----------
      Total revenues....................................   1,030,356     873,445    2,014,049    1,740,621
                                                          ----------   ---------   ----------   ----------
OPERATING EXPENSES:
  Direct
    Casino..............................................     446,285     373,685      861,695      744,900
    Food and beverage...................................      61,743      58,230      121,797      113,152
    Rooms...............................................      17,266      18,850       35,491       36,516
  Depreciation and amortization.........................      76,998      68,331      153,033      134,460
  Write-downs, reserves and recoveries:
    Reserves for New Orleans casino.....................           -           -            -        2,322
    Other...............................................       2,180       1,163        1,652          931
  Project opening costs.................................         793       2,108        1,669        4,267
  Corporate expense.....................................      11,997      13,632       22,681       27,408
  Equity in losses (income) of nonconsolidated
    affiliates..........................................         937         849       (4,808)         423
  Venture restructuring costs...........................           -       1,232            -        2,732
  Amortization of intangible assets.....................         195       5,697        1,771       11,299
  Other.................................................     208,309     187,936      417,136      375,953
                                                          ----------   ---------   ----------   ----------
      Total operating expenses..........................     826,703     731,713    1,612,117    1,454,363
                                                          ----------   ---------   ----------   ----------
Income from operations..................................     203,653     141,732      401,932      286,258
Interest expense, net of interest capitalized...........     (58,470)    (63,189)    (119,852)    (127,415)
Loss on interests in nonconsolidated affiliates.........           -      (5,410)           -       (5,040)
Other (expense) income, including interest income.......        (887)      6,173        1,035         (305)
                                                          ----------   ---------   ----------   ----------
Income before income taxes and minority interests.......     144,296      79,306      283,115      153,498
Provision for income taxes..............................     (54,607)    (29,026)    (104,088)     (55,837)
Minority interests......................................      (3,573)     (2,417)      (7,750)      (5,587)
                                                          ----------   ---------   ----------   ----------
Income before extraordinary losses and cumulative effect
  of change in accounting principle.....................      86,116      47,863      171,277       92,074
Extraordinary losses, net of income tax benefit of
  $71...................................................           -           -            -         (131)
Cumulative effect of change in accounting principle, net
  of income tax benefit of $2,831.......................           -           -      (91,169)           -
                                                          ----------   ---------   ----------   ----------
Net income..............................................  $   86,116   $  47,863   $   80,108   $   91,943
                                                          ==========   =========   ==========   ==========

                          HARRAH'S ENTERTAINMENT, INC.

                                  (UNAUDITED)

                                                           SECOND QUARTER ENDED       SIX MONTHS ENDED
                                                          ----------------------   -----------------------
                                                           JUNE 30,    JUNE 30,     JUNE 30,     JUNE 30,
                                                             2002        2001         2002         2001
                                                          ----------   ---------   ----------   ----------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Earnings per share-basic
  Income before extraordinary losses and cumulative
    effect of change in accounting principle............  $     0.76   $    0.41   $     1.52   $     0.80
  Extraordinary losses, net.............................           -           -            -            -
  Cumulative effect of change in accounting principle,
    net.................................................           -           -        (0.81)           -
                                                          ----------   ---------   ----------   ----------
    Net income..........................................  $     0.76   $    0.41   $     0.71   $     0.80
                                                          ==========   =========   ==========   ==========
Earnings per share-diluted
  Income before extraordinary losses and cumulative
    effect of change in accounting principle............  $     0.75   $    0.40   $     1.50   $     0.78
  Extraordinary losses, net.............................           -           -            -            -
  Cumulative effect of change in accounting principle,
    net.................................................           -           -        (0.80)           -
                                                          ----------   ---------   ----------   ----------
    Net income..........................................  $     0.75   $    0.40   $     0.70   $     0.78
                                                          ==========   =========   ==========   ==========
Average common shares outstanding.......................     112,688     116,124      112,281      115,382
                                                          ==========   =========   ==========   ==========
Average common and common equivalent shares
  outstanding...........................................     115,148     119,026      114,631      117,892
                                                          ==========   =========   ==========   ==========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                              -----------------------
                                                              JUNE 30,     JUNE 30,
                                                                2002         2001
                                                              ---------   -----------
(IN THOUSANDS)
Cash flows from operating activities
  Net income................................................  $  80,108   $    91,943
  Adjustments to reconcile net income to cash flows from
    operating activities:
    Extraordinary losses, before income taxes...............          -           202
    Cumulative effect of change in accounting principle,
      before income taxes...................................     94,000             -
    Depreciation and amortization...........................    165,389       158,977
    Write-downs, reserves and recoveries....................      1,652         3,253
    Other noncash items.....................................      5,868        18,938
    Deferred income taxes...................................        957        19,319
    Minority interests' share of income.....................      7,750         5,587
    Equity in (income)/losses of nonconsolidated
      affiliates............................................     (4,808)          423
    Realized loss from equity interests in nonconsolidated
      affiliates............................................          -         5,040
    Net losses from asset sales.............................      1,441           900
    Net change in long-term accounts........................    (15,667)      (10,082)
    Net change in working capital accounts..................     82,591        18,570
                                                              ---------   -----------
      Cash flows provided by operating activities...........    419,281       313,070
                                                              ---------   -----------
Cash flows from investing activities
  Land, buildings, riverboats and equipment additions.......   (204,771)     (254,611)
  Payment for purchases of acquisitions, net of cash
    acquired................................................     (8,637)            -
  (Decrease)/increase in construction payables..............     (6,312)          365
  Investments in and advances to nonconsolidated
    affiliates..............................................        (39)       (5,706)
  Proceeds from other asset sales...........................     33,161        13,435
  Proceeds from sales of interests in nonconsolidated
    affiliates..............................................          -         1,883
  Other.....................................................     (2,811)       (7,039)
                                                              ---------   -----------
      Cash flows used in investing activities...............   (189,409)     (251,673)
                                                              ---------   -----------
Cash flows from financing activities
  Borrowings under lending agreements, net of deferred
    financing costs.........................................    856,189       949,156
  Repayments under lending agreements.......................   (981,834)   (1,900,534)
  Net short-term repayments.................................          -       (18,000)
  Early retirement of debt..................................          -      (150,000)
  Purchases of treasury stock...............................   (103,300)            -
  Minority interests' distributions, net of contributions...     (7,461)       (5,713)
  Scheduled debt retirements................................       (795)       (1,852)
  Proceeds from issuance of new debt, net of discount and
    issue costs of $9,277...................................          -       985,228
  Proceeds from exercise of stock options...................     46,415        49,143
  Other.....................................................     (1,007)         (917)
                                                              ---------   -----------
      Cash flows used in financing activities...............   (191,793)      (93,489)
                                                              ---------   -----------
Net increase/(decrease) in cash and cash equivalents........     38,079       (32,092)
Cash and cash equivalents, beginning of period..............    361,470       299,202
                                                              ---------   -----------
Cash and cash equivalents, end of period....................  $ 399,549   $   267,110
                                                              =========   ===========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

                                  (UNAUDITED)

                                                            SECOND QUARTER
                                                                 ENDED           SIX MONTHS ENDED
                                                          -------------------   -------------------
                                                          JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                                            2002       2001       2002       2001
                                                          --------   --------   --------   --------
(IN THOUSANDS)
Net income..............................................  $86,116    $47,863    $80,108    $91,943
                                                          -------    -------    -------    -------
Other comprehensive income
  Unrealized (losses) gains on available-for-sale
    securities, net of tax (benefit) provision of $(64),
    $189, $(176) and $755...............................     (116)       349       (324)     1,257
  Realization of gain on available-for-sale securities,
    net of tax provision of $123........................        -          -          -       (226)
  Other, net of tax benefit of $731, $156 and $921......        -     (1,350)      (288)    (1,700)
                                                          -------    -------    -------    -------
                                                             (116)    (1,001)      (612)      (669)
                                                          -------    -------    -------    -------
Comprehensive income....................................  $86,000    $46,862    $79,496    $91,274
                                                          =======    =======    =======    =======

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 JUNE 30, 2002

                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION AND ORGANIZATION

    Harrah's Entertainment, Inc. ("Harrah's Entertainment", the "Company", "we", "our" or "us", and including our subsidiaries where the context requires) is a Delaware corporation. Our casino entertainment facilities, operating under the Harrah's, Rio, Showboat, and Harveys brand names, include casino hotels in Reno, Lake Tahoe, Las Vegas and Laughlin, Nevada; two casino hotel properties in Atlantic City, New Jersey; a casino hotel in Central City, Colorado; a land-based casino in New Orleans, Louisiana; riverboat and dockside casinos in Joliet and Metropolis, Illinois; East Chicago, Indiana; Council Bluffs, Iowa; Shreveport and Lake Charles, Louisiana; Tunica and Vicksburg, Mississippi; and North Kansas City and St. Louis, Missouri; and a greyhound racetrack and land-based casino in Council Bluffs, Iowa. We also manage casinos on Indian lands near Phoenix, Arizona; Cherokee, North Carolina; and Topeka, Kansas.

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

    We have completed our implementation review of the goodwill and other intangible assets arising from our prior acquisitions and determined that non-recurring impairment charges of $91.2 million, net of tax benefits of $2.8 million, were required. These charges, which are reported in our Consolidated Condensed Statements of Income as a change in accounting principle, relate to goodwill and the trademark acquired in our 1999 acquisition of Rio Hotel and Casino, Inc. ("Rio"). Since the acquisition of Rio, competition has intensified in the market and Rio has greatly reduced its emphasis on international high-end table games play, a significant component of its business at the time of the acquisition. We determine the fair value of an operating unit as a function, or multiple, of earnings before interest, taxes, depreciation and amortization ("EBITDA"), a common measure used to value and buy or sell cash intensive businesses such as casinos. The calculated multiple for Rio indicated that the fair value of the property, based on an EBITDA indicator, fell short of the carrying value, and recognition of an impairment of $86 million of goodwill was appropriate. The fair value of the Rio trademark was assessed by applying a "relief from royalty" methodology, which ascribed a value to the trademark derived as the present value of a percentage of forecasted future revenues. Because the Rio has not sustained the level of revenues assumed in the original computation to assign a value to the trademark, future revenue assumptions were reassessed and it was determined that the fair value of the trademark was $5.2 million, net of tax benefit of $2.8 million, less than the carrying value. Rio's tangible assets were assessed for impairment applying the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and our analysis indicated that the carrying value of the tangible assets was not impaired.

                          HARRAH'S ENTERTAINMENT, INC.

                                 JUNE 30, 2002

                                  (UNAUDITED)

NOTE 2--ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142 (CONTINUED)
    The following tables set forth information concerning our goodwill and other intangible assets as of June 30, 2002:

                                                    BALANCE AT   ADDITIONS OR   IMPAIRMENT   BALANCE AT
                                                     12/31/01    ADJUSTMENTS      LOSSES      06/30/02
                                                    ----------   ------------   ----------   ----------
(IN THOUSANDS)
Goodwill(a).......................................   $947,678      $(69,913)     $(86,045)    $791,720
                                                     ========      ========      ========     ========
Unamortized intangible assets:(a)
  Trademarks......................................   $137,579      $ 10,000      $ (7,955)    $139,624
  Gaming rights...................................     44,200        18,100             -       62,300
  Development rights..............................      5,000             -             -        5,000
                                                     --------      --------      --------     --------
Total.............................................   $186,779      $ 28,100      $ (7,955)    $206,924
                                                     ========      ========      ========     ========

                                                           GROSS CARRYING   ACCUMULATED    BALANCE AT
                                                               AMOUNT       AMORTIZATION    06/30/02
                                                           --------------   ------------   ----------
(IN THOUSANDS)
Amortizing intangible assets:(a)
  Contract rights........................................     $63,000         $(2,493)       $60,507
  Customer relationships.................................      13,100          (1,905)        11,195
                                                              -------         -------        -------
    Total................................................     $76,100         $(4,398)       $71,702
                                                              =======         =======        =======

------------------------

(a) Values of some intangible assets are preliminary subject to finalization of the purchase price allocation of the Harveys acquisition.

    The aggregate amortization expense for the quarter and six months ended June 30, 2002, for those assets that will continue to be amortized under the provisions of SFAS No. 142 was $0.2 million and $1.8 million, respectively. Estimated annual amortization expense for those assets for the years ending December 31, 2002, 2003, 2004, 2005 and 2006 is $4.2 million, $4.8 million,
$4.8 million, $4.8 million and $4.5 million, respectively.

    With the adoption of SFAS No. 142, we ceased amortization of goodwill and other intangible assets that were determined to have an indefinite useful life. The information below depicts our results

                          HARRAH'S ENTERTAINMENT, INC.

                                 JUNE 30, 2002

                                  (UNAUDITED)

NOTE 2--ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142 (CONTINUED) for the quarter and six months ended June 30, 2001, on a pro forma basis, as if SFAS No. 142 had been implemented at the beginning of that period.

                                                              SECOND QUARTER          SIX MONTHS
                                                            ENDED JUNE 30, 2001   ENDED JUNE 30, 2001
                                                            -------------------   -------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Reported income before extraordinary losses...............        $47,863               $ 92,074
Add back: Goodwill amortization...........................          4,927                  9,759
Add back: Trademark amortization..........................            770                  1,540
                                                                  -------               --------
  Adjusted income before extraordinary losses.............         53,560                103,373
  Extraordinary losses, net of income tax benefit of
    $71...................................................              -                   (131)
                                                                  -------               --------
Adjusted net income.......................................        $53,560               $103,242
                                                                  =======               ========

Basic earnings per share:
  Reported income before extraordinary losses.............        $  0.41               $   0.80
  Goodwill amortization...................................           0.04                   0.08
  Trademark amortization..................................           0.01                   0.01
                                                                  -------               --------
    Adjusted income before extraordinary losses...........           0.46                   0.89
    Extraordinary losses, net.............................              -                      -
                                                                  -------               --------
      Adjusted net income.................................        $  0.46               $   0.89
                                                                  =======               ========

Diluted earnings per share:
  Reported income before extraordinary losses.............        $  0.40               $   0.78
  Goodwill amortization...................................           0.04                   0.09
  Trademark amortization..................................           0.01                   0.01
                                                                  -------               --------
    Adjusted income before extraordinary losses...........           0.45                   0.88
    Extraordinary losses, net.............................              -                      -
                                                                  -------               --------
      Adjusted net income.................................        $  0.45               $   0.88
                                                                  =======               ========

NOTE 3--ACQUISITIONS

    On June 7, 2002, a subsidiary of the Company acquired additional common shares of JCC Holding Company, which, together with its subsidiary, Jazz Casino Company LLC (collectively, "JCC"), owns and operates the Harrah's New Orleans casino. This acquisition increased our ownership interest in JCC from 49% to 63% and required a change in our accounting treatment for our investment in JCC from the equity method to full consolidation of JCC in our financial statements. We began consolidating JCC in our financial results on June 7, 2002.

    We paid $18.3 million ($10.54 per share) for the additional ownership interest in JCC and we purchased approximately $45.8 million of JCC's Senior Notes. The terms of our agreement with the investor from which we purchased the equity interest of JCC require us to pay an additional amount to

                          HARRAH'S ENTERTAINMENT, INC.

                                 JUNE 30, 2002

                                  (UNAUDITED)

NOTE 3--ACQUISITIONS (CONTINUED)
that former investor if we purchase any JCC shares from other shareholders at a price higher than $10.54 per share on or before December 31, 2002.

    The purchase price allocation arising from our acquisition of the additional 14% ownership of JCC is in the early stages and is expected to be completed by December 31, 2002. We expect to assign any difference between the purchase price and the fair value of the additional interest purchased to an intangible asset, which will be amortized over the remaining life of the business pursuant to the agreements with the city and state under which the casino is operated.

    On July 31, 2002, we announced an agreement with JCC whereby we will acquire the remaining shares of JCC common stock for $10.54 per share, or a total of approximately $54 million. We also agreed to assume or retire all of JCC's outstanding debt that we do not already own of approximately $29.3 million par value. The acquisition is subject to the approval of JCC stockholders, as well as gaming regulatory approvals and other customary conditions, and is expected to be completed during the fourth quarter of 2002.

    On July 31, 2001, we completed our acquisition of Harveys Casino Resorts ("Harveys"). We paid approximately $294 million for all of the equity interests in Harveys, assumed approximately $350 million in outstanding debt and paid approximately $17 million in acquisition costs. We also assumed a $50 million contingent liability. This liability is contingent on the results of a referendum to be decided by the voters in Pottawattamie County, Iowa, in November 2002. If the referendum passes, we will pay an additional $50 million in acquisition costs. If the referendum does not pass, the excursion gambling boat license may remain valid until January 26, 2004; however, the Bluffs Run Casino would have to cease gaming operations in a relatively short time after the referendum date. Management believes that the referendum will pass; however, in the event the referendum does not pass and gaming operations cease in Pottawattamie County, we would likely have a significant impairment related to the carrying value of our assets in Iowa. We financed our acquisition, and retired Harveys assumed debt, with borrowings under our bank credit facility (see Note 5). We are in the process of finalizing the valuations of certain intangible assets and of the Colorado assets; thus, the allocation of the purchase price, as presented in the Notes to the Consolidated Financial Statements in our 2001 Annual Report, is subject to refinement.

    The results of operations of the properties acquired in the acquisition of Harveys have been included in our consolidated financial statements since the July 31, 2001, date of acquisition. The following unaudited pro forma consolidated financial information for the Company has been prepared assuming that (1) the Harveys acquisition and the extinguishment of debt assumed in that acquisition and (2) the acquisition of the additional ownership interest in and the consolidation of JCC had both

                          HARRAH'S ENTERTAINMENT, INC.

                                 JUNE 30, 2002

                                  (UNAUDITED)

NOTE 3--ACQUISITIONS (CONTINUED)
occurred on January 1, 2001. The information also assumes that SFAS No. 142 was effective for the acquisitions on January 1, 2001.

                                          SECOND QUARTER ENDED                      SIX MONTHS ENDED
                                  -------------------------------------   -------------------------------------
                                    JUNE 30, 2002       JUNE 30, 2001       JUNE 30, 2002       JUNE 30, 2001
                                  -----------------   -----------------   -----------------   -----------------
(IN THOUSANDS, EXCEPT PER SHARE
  AMOUNTS)
Revenues........................     $1,078,503          $1,037,906          $2,130,615          $2,074,503
                                     ==========          ==========          ==========          ==========
Income before extraordinary
  losses and cumulative effect
  of change in accounting
  principle.....................     $   86,380          $   53,160          $  171,019          $   91,876
                                     ==========          ==========          ==========          ==========
Net income......................     $   86,380          $   53,160          $   79,850          $   91,745
                                     ==========          ==========          ==========          ==========
Earnings per share--diluted
  Income before extraordinary
    losses and cumulative effect
    of change in accounting
    principle...................     $     0.75          $     0.45          $     1.49          $     0.78
                                     ==========          ==========          ==========          ==========
Net income......................     $     0.75          $     0.45          $     0.70          $     0.78
                                     ==========          ==========          ==========          ==========

    These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had the Harveys acquisition and the debt extinguishments and the JCC acquisition been completed as of the beginning of the period, or of future results.

NOTE 4--STOCKHOLDERS' EQUITY

    In addition to its common stock, Harrah's Entertainment has the following classes of stock authorized but unissued:

    Preferred stock, $100 par value, 150,000 shares authorized
    Special stock, $1.125 par value, 5,000,000 shares authorized--
      Series A Special Stock, 2,000,000 shares designated

    In July 2001, our Board of Directors authorized the purchase of up to 6 million shares of the Company's stock in the open market. These purchases are funded through available cash and borrowings from our bank credit facility (see
Note 5). During the first six months of 2002, we purchased 2.3 million shares at an average price of $45.09 per share, leaving 1.6 million shares available for purchase pursuant to the authorization, which expires December 31, 2002. During July 2002, our Board of Directors authorized the purchase of up to 2 million additional shares pursuant to a program to expire on December 31, 2002.

                          HARRAH'S ENTERTAINMENT, INC.

                                 JUNE 30, 2002

                                  (UNAUDITED)

NOTE 5--DEBT

REVOLVING CREDIT FACILITIES

    At January 1, 2002, the Company had revolving credit and letter of credit facilities (collectively, the "Bank Facility"), which provided us with borrowing capacity of $1.853 billion. The Bank Facility consisted of a five-year
$1.525 billion revolving credit and letter of credit facility maturing in 2004 and a separate $328 million revolving credit facility, which is renewable annually at the borrower's and lenders' options. On April 25, 2002, the 364-day facility was renewed and the available borrowing capacity of that facility was increased from $328 million to $332 million, providing a total borrowing capacity of $1.857 billion pursuant to our Bank Facility. As of June 30, 2002, the Bank Facility bears interest based upon 80 basis points over LIBOR for current borrowings under the five-year facility and 85 basis points over LIBOR for the 364-day facility. In addition, there is a facility fee for borrowed and unborrowed amounts, which is currently 20 basis points on the five-year facility and 15 basis points on the 364-day facility. The interest rate and facility fee are based on our current debt ratings and leverage ratio and may change as our debt ratings or leverage ratio change. There are options on each facility to borrow based on the prime rate. As of June 30, 2002, $1.175 billion in borrowings were outstanding under the Bank Facility with an additional
$88.8 million committed to back letters of credit. After consideration of these borrowings and the impact of the increased capacity available to us under the 364-day facility, $593.2 million of additional borrowing capacity was available to the Company as of June 30, 2002.

COMMERCIAL PAPER

    To provide the Company with cost-effective borrowing flexibility, we have a $200 million Commercial Paper program that is used to borrow funds for general corporate purposes. Although the debt instruments are short-term in tenor, they are classified as long-term debt because the Commercial Paper is backed by our Bank Facility and we have committed to keep available capacity under our Bank Facility in an amount equal to or greater than amounts borrowed under this program. At June 30, 2002, $80 million was outstanding under this program.

SHORT-TERM BORROWINGS

    In a program designed for short-term borrowings at lower interest rates than the rates paid under our Bank Facility, we have an uncommitted line of credit agreement with a lender pursuant to which we can borrow up to $31 million for periods of ninety days or less. Borrowings bear interest at current market rates. At June 30, 2002, we had borrowed $31 million under this agreement. This agreement does not decrease our borrowing capacity under our Bank Facility.

JCC DEBT

    With the increase of our ownership interest in JCC to 63% and the subsequent consolidation of JCC into our financial statements, our long-term debt now includes $24.7 million, net of discounts, of JCC's Senior Notes due 2008 (the "JCC Notes"). The JCC Notes bear interest at LIBOR plus 2.75% per annum payable quarterly. Principal payments of 50% of JCC's free cash flow, as defined in JCC's Senior Note agreement, are due for the fiscal years ending March 31, 2003, through March 31, 2005, and payments of $6 million annually are due for the fiscal years ending March 31, 2006, through

                          HARRAH'S ENTERTAINMENT, INC.

                                 JUNE 30, 2002

                                  (UNAUDITED)

NOTE 5--DEBT (CONTINUED)
March 31, 2008. JCC is subject to debt covenants under its Senior Note agreement, which restrict, among other things, certain payments, transactions with affiliates, dividend payments, liens, incurrence of additional indebtedness, asset sales, mergers and consolidations, payment of certain indebtedness, capital expenditures and investments or loans.

NOTE 6--SUPPLEMENTAL CASH FLOW DISCLOSURES

CASH PAID FOR INTEREST AND TAXES

    The following table reconciles our interest expense, net of interest capitalized, per the Consolidated Condensed Statements of Income, to cash paid for interest:

                                                               SIX MONTHS ENDED
                                                              -------------------
                                                              JUNE 30,   JUNE 30,
                                                                2002       2001
                                                              --------   --------
(IN THOUSANDS)
Interest expense, net of amount capitalized.................  $119,852   $127,415
Adjustments to reconcile to cash paid for interest:
  Net change in accruals....................................    (2,812)   (25,095)
  Amortization of deferred finance charges..................    (2,543)    (2,271)
  Net amortization of discounts and premiums................      (541)      (353)
                                                              --------   --------
Cash paid for interest, net of amount capitalized...........  $113,956   $ 99,696
                                                              ========   ========
Cash refunds of income taxes, net of payments...............  $ (9,759)  $(50,328)
                                                              ========   ========

NOTE 7--COMMITMENTS AND CONTINGENT LIABILITIES

NEW ORLEANS CASINO

    JCC owns and operates a land-based casino in New Orleans, Louisiana, in which the Company has an ownership interest and which is managed by a subsidiary of the Company. The Company has guaranteed an annual payment obligation of JCC owed to the State of Louisiana of $50 million in the first year, which expired March 31, 2002, and $60 million for three subsequent years. We receive a fee of 2% of the average amount at risk for providing this guarantee. We also hold approximately $99 million aggregate principal amount of the debt of JCC and are providing a $35 million revolving credit facility to JCC at market terms. At June 30, 2002, no funds were outstanding from JCC under the revolving credit facility; however, the amount available under the credit facility was reduced by $0.7 million, which was committed to back letters of credit on behalf of JCC.

    JCC leases the site on which Harrah's New Orleans is located under the provisions of a long-term lease expiring in 2024. The lease agreement provides for a minimum lease payment of $12.5 million per year. Additional rents based on various percentages of gross gaming and non-gaming revenues are also payable under the terms of the lease lease. The lease contains three consecutive 10-year renewal options.

                          HARRAH'S ENTERTAINMENT, INC.

                                 JUNE 30, 2002

                                  (UNAUDITED)

NOTE 7--COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)
NATIONAL AIRLINES, INC.

    We are exposed to up to $12.25 million of liability under a letter of credit issued on behalf of National Airlines, Inc. ("NAI"), which expires August 30, 2002. We have an agreement with another investor of NAI whereby that investor is obligated to reimburse us for approximately 56% of amounts that we may pay under the letter of credit and amounts that we funded under another letter of credit. During second quarter 2001, a subsidiary of the Company filed a lawsuit against the other investor for breach of contract due to the investor's failure to reimburse the Company for his share of the $8.6 million we have paid against the second letter of credit. As contractually permitted, the guarantor elected to submit the issue to arbitration and the arbitrator has tentatively ruled in our favor. We expect this ruling to be finalized during third quarter 2002. If we are required to fund under the remaining letter of credit and are unsuccessful in collecting from the other investor, we would record additional losses of up to $10.8 million for NAI.

CONTRACTUAL COMMITMENTS

    We continue to pursue additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties, guarantees by the Company of third party debt and development completion guarantees. Excluding guarantees and commitments for the New Orleans casino discussed above, as of June 30, 2002, we had guaranteed third party loans and leases of $204.1 million, which are secured by certain assets, and had commitments of $358.9 million for construction-related and other obligations.

    The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. These obligations have priority over scheduled payments of borrowings for development costs. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. As of June 30, 2002, the aggregate monthly commitment pursuant to these contracts for the three managed Indian-owned facilities now open, which extend for periods of up to 67 months from June 30, 2002, is $1.1 million.

SEVERANCE AGREEMENTS

    As of June 30, 2002, we have severance agreements with 36 of our senior executives, which provide for payments to the executives in the event of their termination after a change in control, as defined. These agreements provide, among other things, for a compensation payment of 1.5 to 3.0 times the executive's average annual compensation, as defined, as well as for accelerated payment or accelerated vesting of any compensation or awards payable to the executive under any of our incentive plans. The estimated amount, computed as of June 30, 2002, that would be payable under the agreements to these executives based on earnings and stock options aggregated approximately $125.2 million.

                          HARRAH'S ENTERTAINMENT, INC.

                                 JUNE 30, 2002

                                  (UNAUDITED)

NOTE 7--COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)
TAX SHARING AGREEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of the financial position and operating results of Harrah's Entertainment, Inc. (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as "Harrah's Entertainment", the "Company", "we", "our" and "us") for the second quarter and the first six months of 2002 and 2001, updates, and should be read in conjunction with, Management's Discussion and Analysis of Financial Condition and Results of Operations presented in our 2001 Annual Report on Form 10-K.

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

    During the first quarter of 2002, we completed our implementation review of the intangible assets arising from prior acquisitions and determined that non-recurring impairment charges of $91.2 million, net of tax benefits of $2.8 million, or $0.80 per share--diluted, were required. The charges relate to intangible assets acquired in the Company's 1999 acquisition of Rio Hotel and Casino, Inc.

    Adoption of SFAS No. 142 resulted in the cessation of amortization of most intangible assets as of January 1, 2002. The provisions of this new accounting standard cannot be applied retroactively and prior period results are not to be adjusted for this change in accounting principle. However, it does require that pro forma results be presented to depict what results would have been had the new rules been in force in the prior periods. The pro forma amounts for prior year presented in Note 2 of our Notes to Consolidated Condensed Financial Statements reflect the add-back of this amortization expense to the Company's previously reported results.

                     CONSOLIDATION OF HARRAH'S NEW ORLEANS

    On June 7, 2002, a subsidiary of the Company acquired additional common shares of JCC Holding Company, which, together with its subsidiary, Jazz Casino Company LLC (collectively, "JCC"), owns and operates the Harrah's New Orleans casino. This acquisition increased our ownership interest in JCC from 49% to 63% and required a change in our accounting treatment for our investment in JCC from the equity method to full consolidation of JCC in our financial statements. We began consolidating JCC in our financial results on June 7, 2002.

    We paid $18.3 million ($10.54 per share) for the additional ownership interest in JCC and we purchased approximately $45.8 million of JCC's Senior Notes. The terms of our agreement with the investor from which we purchased the equity interest of JCC require us to pay an additional amount to that former investor if we purchase any JCC shares from other shareholders at a price higher than $10.54 per share on or before December 31, 2002.

    The purchase price allocation arising from our acquisition of the additional 14% ownership of JCC is in the early stages and is expected to be completed by December 31, 2002. We expect to assign any difference between the purchase price and the fair value of the additional interest purchased to an intangible asset, which will be amortized over the remaining life of the business pursuant to the agreements with the city and state under which the casino is operated.

    On July 31, 2002, we announced an agreement with JCC whereby we will acquire the remaining shares of JCC common stock for $10.54 per share, or a total of approximately $54 million. We also agreed to assume or retire all of JCC's outstanding debt that we do not already own of approximately $29.3 million par value. The acquisition is subject to the approval of JCC stockholders, as well as gaming regulatory approvals and other customary conditions, and is expected to be completed during the fourth quarter of 2002.

                    OPERATING RESULTS AND DEVELOPMENT PLANS

OVERALL

                                        SECOND QUARTER      PERCENTAGE    FIRST SIX MONTHS     PERCENTAGE
                                      -------------------   INCREASE/    -------------------   INCREASE/
                                        2002       2001     (DECREASE)     2002       2001     (DECREASE)
                                      --------   --------   ----------   --------   --------   ----------
(IN MILLIONS, EXCEPT PER SHARE
  AMOUNTS)
Casino revenues.....................  $  920.9    $753.8       22.2%     $1,791.3   $1,501.7       19.3%
Total revenues......................   1,030.3     873.4       18.0%      2,014.0    1,740.6       15.7%
Income from operations..............     203.7     141.7       43.8%        401.9      286.3       40.4%
Income before extraordinary losses
  and cumulative effect of change in
  accounting principle..............      86.1      47.9       79.7%        171.3       92.1       86.0%
Net income..........................      86.1      47.9       79.7%         80.1       91.9      (12.8)%
Pro forma net income................      86.1      53.6       60.6%         80.1      103.2      (22.4)%
Earnings per share-diluted
  Before extraordinary losses and
    cumulative effect of change in
    accounting principle............      0.75      0.40       87.5%         1.50       0.78       92.3%
  Extraordinary losses, net of
    tax.............................         -         -          -             -          -          -
  Cumulative effect of change in
    accounting principle, net of
    tax.............................         -         -          -         (0.80)         -        N/M
  Net income........................      0.75      0.40       87.5%         0.70       0.78      (10.3)%
  Pro forma net income..............      0.75      0.45       66.7%         0.70       0.88      (20.5)%
Operating margin....................      19.8%     16.2%       3.6pts       20.0%      16.4%       3.6pts

    Second quarter 2002 revenues increased 18.0% over second quarter 2001, and net income increased 79.7% from the same period last year. These record results were driven by our acquisition of Harveys Casino Resorts ("Harveys") on July 31, 2001, the return on recent capital investments at targeted properties, same-store sales growth, our on-going emphasis on cost control strategies, reduced interest expense due to lower rates on our variable rate debt, the cessation of goodwill amortization and the consolidation of JCC into our financial results as of June 7, 2002.

    For the six months ended June 30, 2002, revenues were up 15.7% and income before extraordinary items and the cumulative effect of a change in accounting principle increased 86.0% from the same period last year. With the exception of the consolidation of JCC's results in our financial statements, year-over-year increases for the first six months were driven by the same factors that drove our second quarter increases.

    Although the Harveys acquisition was the primary reason for the increase in our second quarter revenues in 2002 over 2001, gaming revenues at our other owned properties continued to grow, reaffirming the success of our strategy to grow same store sales through customer loyalty programs.

The following table compares second quarter 2002 gaming revenues to second quarter 2001 gaming revenues for our Company-owned properties, including those acquired over the past three years.

                                                                SECOND QUARTER      PERCENTAGE
                                                              -------------------   INCREASE/
                                                                2002       2001     (DECREASE)
                                                              --------   --------   ----------
(IN MILLIONS)
Casino revenues
  Harrah's..................................................   $500.4     $462.9        8.1%
  Showboat acquisition......................................    160.7      156.7        2.6%
  Rio acquisition...........................................     46.0       40.1       14.7%
  Players acquisition.......................................    100.4       94.1        6.7%
                                                               ------     ------
    Total for properties owned in both periods..............    807.5      753.8        7.1%
  Harveys acquisition.......................................     94.8          -        N/M
  New Orleans consolidation.................................     18.6          -        N/M
                                                               ------     ------
    Total...................................................   $920.9     $753.8       22.2%
                                                               ======     ======

    To facilitate discussion of our operating results, our properties have been grouped as follows:

   WESTERN REGION         EASTERN REGION         CENTRAL REGION          MANAGED/OTHER
---------------------  ---------------------  ---------------------  ---------------------
Harrah's Reno          Harrah's Atlantic      Harrah's Joliet        Harrah's Ak-Chin
Harrah's/Harveys Lake  City                   Harrah's East Chicago  Harrah's Cherokee
  Tahoe                Showboat Atlantic      Harrah's Metropolis    Harrah's Prairie Band
Bill's                 City                   Harrah's Council       Harrah's New Orleans
Harrah's Las Vegas                            Bluffs                 (prior to June 7,
Rio                                           Bluffs Run             2002)
Harrah's Laughlin                             Harrah's Shreveport
Harveys Colorado                              Harrah's Vicksburg
                                              Harrah's North Kansas
                                              City
                                              Harrah's St. Louis
                                              Harrah's Lake Charles
                                              Harrah's Tunica
                                              Harrah's New Orleans
                                              (June 7, 2002 and
                                              after)

    In the following discussions of the operating results for our properties, we define operating profit as revenues less direct operating expenses and depreciation and amortization, excluding amortization of intangible assets.

WESTERN REGION

                                    SECOND QUARTER      PERCENTAGE    FIRST SIX MONTHS     PERCENTAGE
                                  -------------------   INCREASE/    -------------------   INCREASE/
                                    2002       2001     (DECREASE)     2002       2001     (DECREASE)
                                  --------   --------   ----------   --------   --------   ----------
(IN MILLIONS)
Casino revenues.................   $222.9     $174.1       28.0%      $430.1     $356.8       20.5%
Net revenues....................    328.1      283.3       15.8%       637.2      568.9       12.0%
Operating profit................     55.7       32.4       71.9%        98.6       68.7       43.5%
Operating margin................     17.0%      11.4%       5.6pts      15.5%      12.1%       3.4pts

    The increases in Western Region revenues for the second quarter and first six months of 2002 from the comparable periods last year were due to the inclusion of results from the Harveys casinos in Lake Tahoe and Colorado. These two properties, which were acquired July 31, 2001, contributed $42.3 million and $82.0 million in combined revenues in second quarter and the first six months, respectively, of 2002. Revenues at our Las Vegas properties increased over the second quarter and first six months of 2001 levels, demonstrating the success of continued efforts of these properties to recover from the effects of the September 11, 2001, terrorist attacks on travel, which had a more severe impact on our Las Vegas properties, due to their status as fly-in, destination resorts, than on our other properties.

    Second quarter 2002 operating profit increased 71.9% over second quarter 2001, driven by improved performance at the Rio primarily due to cost-containment measures and the decision to exit the high-end international table games business in third quarter 2001 and by the addition of the Harveys casinos. Those same factors drove the increase in operating profit of 43.5% for the first six months of 2002 over the prior year period. The six-month year-over-year increase was partially offset by declines in operating profit at Harrah's Las Vegas during first quarter 2002 when room rates and walk-in traffic remained below prior year levels due to effects on travel of the September 11, 2001 terrorist attacks and at Harrah's Laughlin, where operating profit was impacted by costs associated with a motorcycle gang incident in April 2002. Laughlin's business returned to normal in May.

EASTERN REGION

                                                 SECOND QUARTER      PERCENTAGE       FIRST SIX MONTHS     PERCENTAGE
                                               -------------------   INCREASE/       -------------------   INCREASE/
                                                 2002       2001     (DECREASE)        2002       2001     (DECREASE)
                                               --------   --------   ----------      --------   --------   ----------
(IN MILLIONS)
Casino revenues..............................   $201.6     $191.6          5.2%       $379.9     $362.5          4.8%
Net revenues.................................    193.9      183.8          5.5%        366.0      349.7          4.7%
Operating profit.............................     56.0       48.6         15.2%         97.4       85.9         13.4%
Operating margin.............................     28.9%      26.4%         2.5pts       26.6%      24.6%         2.0pts

    Our Eastern Region properties reported record revenues for the second quarter and the first six months of 2002. Harrah's Atlantic City revenues increased by 8.9% in the second quarter and by 5.0% in the first six months over the comparable periods in 2001. These increases were driven by the opening of the new hotel tower and the addition of 500 slot machines at this property in second quarter 2002. Showboat Atlantic City revenues increased 1.6% in the second quarter and 4.3% in the first six months over the comparable periods in 2001. These record revenues were achieved despite construction disruptions at both properties.

    Harrah's Atlantic City posted record operating profit for the second quarter and the first six months of 2002, with increases of 13.9% and 11.9%, respectively, over the second quarter and the first six months of 2001. Showboat Atlantic City's operating profit increased 17.6% over second quarter last year and increased 16.3% over the comparable six-month period in 2001. Property enhancements and effective cost containment drove the improved results at both properties.

    In May 2002, Harrah's Atlantic City opened its 452-room addition, which increased the hotel's capacity to more than 1,600 rooms, and completed a project that created an additional 28,000 square feet of casino floor space and expanded a buffet area. These capital improvements cost approximately $193 million, $159.8 million of which had been spent at June 30, 2002.

    Construction is underway on a $90 million, 544-room hotel tower at Showboat Atlantic City, which is expected to open in the third quarter of 2003. As of June 30, 2002, $13.3 million had been spent on this project.

CENTRAL REGION

                                                 SECOND QUARTER      PERCENTAGE       FIRST SIX MONTHS     PERCENTAGE
                                               -------------------   INCREASE/       -------------------   INCREASE/
                                                 2002       2001     (DECREASE)        2002       2001     (DECREASE)
                                               --------   --------   ----------      --------   --------   ----------
(IN MILLIONS)
Casino revenues..............................   $496.2     $387.9         27.9%       $981.0     $782.1         25.4%
Net revenues.................................    492.3      388.5         26.7%        975.7      786.2         24.1%
Operating profit.............................    101.1       81.9         23.4%        219.2      170.2         28.8%
Operating margin.............................     20.5%      21.1%        (0.6)pts      22.5%      21.6%         0.9pts

    Illinois/Indiana--Combined second quarter 2002 revenues at Harrah's Joliet, Harrah's East Chicago and Harrah's Metropolis set new second quarter records, increasing 12.4% over combined revenues in second quarter last year. Harrah's Joliet continued to benefit from the conversion from riverboats to barges in September 2001. Harrah's Metropolis also benefited from capital improvements made at that property and from the conversion to the Harrah's brand in September of last year. In first quarter 2002, we completed the opening of the $47 million hotel at Harrah's East Chicago. Combined second quarter 2002 operating profit for these properties remained flat when compared to the prior year period despite approximately $12.4 million in net charges against profit in second quarter 2002 to adjust our year-to-date gaming tax accruals for estimated additional taxes due to recent gaming tax increases in Illinois and Indiana. For properties subject to a graduated tax rate, we accrue our gaming tax liability over the course of the year based on our estimate of the annual effective gaming tax rate for the property. The state legislatures in Illinois and Indiana passed legislation during second quarter 2002 raising the gaming tax rates in those states. In Illinois, the maximum graduated gaming tax rate was increased from 35% to 50% effective July 1, 2002. The Indiana legislation, also effective
July 1, 2002, increased the base gaming tax rate from 20% to 22.5% and increased the admission tax from $2 to $3 per patron per cruise.

    The Indiana legislation also includes provisions that allow casinos to convert from cruising to dockside operations. If a casino elects to become a dockside operation, the gaming tax rate structure changes to a graduated scale with a maximum tax rate of 35%. The impact of the increase in the gaming tax rate will be partially mitigated by a change in the methodology for determining the amount of admission tax payable, which will be adjusted from charging the tax per patron per cruise to a charge per admission. We intend to convert our Harrah's East Chicago operation from cruising to dockside during third quarter 2002. Our estimate of the impact of these events on our accrual balances as of June 30, 2002, was an increase in accrued gaming taxes of $14.6 million, partially offset by an estimated $2.2 million reduction on admission tax exposure.

    For the first six months of 2002, combined revenues increased 11.8% over the same period last year. Operating profit increased 14.1% due to accelerated depreciation in 2001 on the boats that were taken out of service at Joliet due to that property's conversion from riverboats to barges.

    Louisiana--Combined second quarter 2002 revenues from our Shreveport and Lake Charles properties increased 4.4% over second quarter 2001 as Harrah's Shreveport's 13.5% increase more than offset the 5.9% decline at Harrah's Lake Charles. Combined operating profit for second quarter 2002 increased 2.5% over the year-ago quarter, with the 35.4% increase at Shreveport largely offset by the 37.0% decline at Lake Charles. Shreveport's year-over-year improvements were primarily attributable to the 514-room hotel and player amenities that opened in first quarter 2001. In second quarter 2001, Shreveport's operating profit was affected by higher costs driven by the competitive Shreveport market and increased depreciation associated with the newly constructed assets. Our Lake Charles property has been affected by increased competition, including the addition of slot machines at a horse racing track located closer to one of our Texas feeder markets than our property and additional Indian casino offerings. Operating profits at both Louisiana properties were impacted by increases in gaming taxes that were effective in second quarter 2001. At Shreveport, gaming taxes increased one percentage point in 2001, increased another one percentage point on April 1, 2002, and will increase another one percentage point in 2003. At Lake Charles, gaming taxes increased from 18.5% to 21.5% of gaming revenues in 2001.

    For the six months ended June 30, 2002, combined Shreveport and Lake Charles revenues were 5.7% higher than in the first six months of 2001 and combined operating profit was 11.1% higher than in the year-ago period.

    Also contributing to results in Louisiana was the consolidation of JCC into our financial results effective June 7, 2002. Subsequent to its consolidation, JCC contributed $18.6 million in revenues and $2.7 million in operating profit to our second quarter and six months results.

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

    Mississippi--Combined second quarter 2002 revenues at our Mississippi properties increased 7.3% and operating profit increased by $1.4 million, or 77.1%, over second quarter 2001. The improved results are primarily due to cost containment measures implemented at both of our Mississippi properties.

    Missouri--Combined second quarter 2002 revenues at our Missouri properties increased 0.9% and operating profit was 11.6% higher than in second quarter last year. The improved results are primarily attributable to cost containment measures.

    For the first six months, revenues at our Missouri properties decreased 0.7% due to increased competition, but operating profit, aided by cost containment measures, was 8.6% higher than in the first six months of 2001.

    Iowa--On a combined basis, our two properties in Iowa, which were acquired in July 2001, contributed $58.6 million in total revenues and $11.5 million in operating profit to our second quarter 2002 results and $119.5 million in total revenues and $21.8 million in operating profit for the six months ended
June 30, 2002.

    Pursuant to Iowa law, a county-wide referendum must be held every eight years to re-approve gambling activities both at racetracks and on riverboats. In November 2002, the voters of Pottawattamie County, Iowa, where our operations are located, will vote on a referendum to determine whether or not gaming will be allowed to continue in that county. If the referendum passes, we will pay an additional $50 million in acquisition costs related to our acquisition of Harveys in 2001. If the referendum does not pass, the excursion gambling boat license may remain valid until January 26, 2004; however, the Bluffs Run Casino would have to cease gaming operations in a relatively short time after the referendum date. We believe that the referendum will pass; however, we cannot provide any assurances in this regard. In the event the referendum does not pass and gaming operations cease in Pottawattamie County, we would likely have a significant impairment related to the carrying value of our assets in Iowa.

    The Iowa Supreme Court issued an opinion in June 2002 that reduced the gaming tax rate on gaming revenues earned by casinos at dog tracks operating in the state, including our Bluffs Run Casino. Casinos at dog tracks are taxed at a higher rate than the riverboat casinos operating in Iowa.

The Court ruled this disparity is unconstitutional and opined that the casinos at dog tracks should be taxed at the same rate as the riverboat casinos. This reduces the tax rate for Bluffs Run from 32% to 20%. The Iowa Supreme Court has denied the State's petition for rehearing and remanded the case to the Iowa District Court for determination of the appropriate relief. Further review of the Iowa Supreme Court's ruling on the constitutional issue is unlikely, however, the nature of the relief to be granted remains subject to both judicial and legislative determination. Given the uncertainty of this situation, we have continued to accrue gaming taxes at the 32% rate, and we will continue this practice until this matter is clarified and our ultimate tax exposure is known. Depending upon the relief ultimately granted by the Iowa courts and subject to future changes in the gaming tax rate imposed by the Iowa legislature, an additional payment based on a multiple of the calculated savings will be due Iowa West Racing Association ("Iowa West"), the entity holding the pari-mutuel and gaming license for the Bluffs Run Casino and with whom we have a management agreement to operate that property. Any additional payment that may be due to Iowa West would increase the value of certain intangible assets identified in our acquisition of Harveys.

MANAGED CASINOS AND OTHER

    Our managed and other results were higher than in the second quarter and first six months of 2001 due primarily to management fees from the New Orleans casino. In first quarter 2001, no management fees were recognized from Harrah's New Orleans due to the bankruptcy filing by the owners and operators of the New Orleans casino, JCC. With the implementation of JCC's plan of reorganization, we resumed recognizing management fees from the New Orleans casino in second quarter 2001. With the acquisition of the additional ownership interest in JCC on June 7, 2002, we began consolidating JCC's results in our financial statements and ceased reporting their results as part of our managed casinos. Second quarter 2002 management fees from Indian-owned casinos were about even with second quarter last year as improved results at the casinos offset lower management fee structures.

    Construction was completed in second quarter 2002 on a 252-room hotel and a 30,000 square foot conference center at Harrah's Cherokee Smoky Mountains Casino in Cherokee, North Carolina.

    During first quarter 2001, a temporary casino managed by the Rincon San Luiseno Band of Mission Indians ("Rincon") in Southern California began operations near the site where a permanent casino, which we will manage, was being constructed. The permanent casino opened on August [8], 2002. Rincon has secured third-party financing, which we have guaranteed, for its permanent casino.

    See Debt and Liquidity for further discussion of Harrah's guarantees of debt related to Indian projects.

OTHER FACTORS AFFECTING NET INCOME

                                              SECOND QUARTER      PERCENTAGE    FIRST SIX MONTHS     PERCENTAGE
                                            -------------------   INCREASE/    -------------------   INCREASE/
                                              2002       2001     (DECREASE)     2002       2001     (DECREASE)
                                            --------   --------   ----------   --------   --------   ----------
(IN MILLIONS)
(Income)/expense:
Development costs.........................   $ 2.1      $ 1.8          16.7%    $  3.8     $  3.6          5.6%
Project opening costs.....................     0.8        2.1         (61.9)%      1.7        4.3        (60.5)%
Corporate expense.........................    12.0       13.6         (11.8)%     22.7       27.4        (17.2)%
Equity in losses (income) of
  nonconsolidated affiliates..............     0.9        0.8          12.5%      (4.8)       0.4          N/M
Write-downs, reserves and recoveries......     2.2        1.2          83.3%       1.7        3.3        (48.5)%
Venture restructuring costs...............       -        1.2           N/M          -        2.7          N/M
Amortization of intangible assets.........     0.2        5.7         (96.5)%      1.8       11.3        (84.1)%
Interest expense, net.....................    58.5       63.2          (7.4)%    119.9      127.4         (5.9)%
Loss on equity interests in
  subsidiaries............................       -        5.4           N/M          -        5.0          N/M
Other (income) expense....................     0.9       (6.2)          N/M       (1.0)       0.3          N/M
Effective income tax rate.................    37.8%      36.6%          1.2pts    36.8%      36.4%         0.4pts
Minority interests........................   $ 3.6      $ 2.4          50.0%    $  7.8     $  5.6         39.3%
Extraordinary losses, net of income
  taxes...................................       -          -             -          -        0.1          N/M
Cumulative effect of change in accounting
  principle, net of income taxes..........       -          -             -       91.2          -          N/M

    Project opening costs in both years included costs incurred in connection with expansion and renovation projects at various properties.

    Corporate expense decreased 11.8% in second quarter 2002 and 17.2% in the first six months of 2002 from the prior year periods due to cost savings and timing of the incurrence of certain expenses.

    Equity in losses of nonconsolidated affiliates for second quarter 2002 included our $2.1 million share of an impairment charge taken by a nonconsolidated subsidiary, partially offset by our share of earnings from JCC until June 7, 2002, when we began consolidating JCC's results due to our increased ownership. No equity pick-up from JCC was recorded in first quarter 2001 due to its bankruptcy filing. With the implementation of JCC's reorganization plan, we resumed recording our share of its results in second quarter 2001.

    Write-downs, reserves and recoveries in second quarter 2002 includes legal costs incurred related to certain lawsuits and write-downs of non-operating assets. The six months ended June 30, 2002, also reflects partial recoveries of previously recorded reserves. Second quarter 2001 Write-downs, reserves and recoveries reflected costs incurred in connection with the closure of our reservations center in Memphis, Tennessee. The six months ended June 30, 2001, also included a true-up to reserves recorded in fourth quarter 2000 in connection with the approval of JCC's reorganization plan. First quarter 2001 Venture restructuring costs represent fees to bankers and other consultants to represent our interest in JCC's plan of reorganization.

    Amortization of intangible assets is less than in second quarter and the first six months of 2001 due to the implementation of SFAS No. 142 in first quarter 2002.

    Although the Company's average debt balance was higher in second quarter and first six months of 2002 than in the same periods last year due to the Harveys acquisition and our share repurchase program, interest expense decreased in first quarter 2002 from 2001 due to lower interest rates on variable-rate debt. The average interest rate on our variable-rate debt was 2.9% at June 30, 2002, compared to 5.5% at June 30, 2001. An increase in interest rates could have a material effect on our financial results. For example, assuming a constant outstanding balance for our variable-rate debt for the next twelve months, a hypothetical 1% increase in interest rates would increase interest expense for the next twelve months by approximately $13.2 million, or $3.3 million per quarter. Our variable-rate debt represents approximately 35% of our total debt, while our fixed-rate debt is approximately 65% of our total debt.

    Other (income) expense for second quarter 2002 was unfavorable compared to second quarter last year due primarily to favorable net investment results in 2001 for company-owned life insurance policies. Second quarter 2002 also included a loss on the sale of a corporate airplane. The first six months of 2002 also included net proceeds from litigation settlements, while the first six months of 2001 also included losses from the sale of non-operating assets.

    The effective tax rates for both periods are higher than the federal statutory rate due primarily to state income taxes. The 2001 effective tax rate was also affected by that portion of our goodwill amortization that is not deductible for tax purposes. With the cessation of goodwill amortization in first quarter 2002 as a result of the implementation of SFAS No. 142, our effective tax rate declined from the rate at first quarter last year. However, our effective tax rate increased in second quarter 2002 due to increased exposure to state income taxes in 2002.

    Minority interests reflects minority owners' share of income, which increased in second quarter 2002 from the prior year second quarter due to the consolidation of JCC and recognition of the minority ownership in that entity. The first six months of 2002 also reflect higher earnings from a venture due in part to the accelerated depreciation in 2001 on the riverboats that were removed from service in September 2001.

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

    Our planned development projects, if they go forward, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. Cash needed to finance projects currently under development as well as additional projects pursued is expected to be made available from operating cash flows, bank borrowings (see Debt and Liquidity), joint venture partners, specific project financing, guarantees of third party debt and, if necessary, additional debt and/or equity offerings. Our capital spending for the first six months of 2002 totaled approximately $272.2 million. Estimated total capital expenditures for 2002, including amounts spent to date, are expected to be between $400 million and $450 million.

                               DEBT AND LIQUIDITY

    The majority of our debt is due in the year 2004 and beyond. Payments of short-term obligations and other commitments are expected to be made from operating cash flows. Long-term obligations are expected to be paid through operating cash flows, refinancing of debt, joint venture partners or, if necessary, additional debt and/or equity.

BANK FACILITY

    At January 1, 2002, the Company had revolving credit and letter of credit facilities (collectively, the "Bank Facility"), which provided us with borrowing capacity of $1.853 billion. The Bank Facility consisted of a five-year
$1.525 billion revolving credit and letter of credit facility maturing in 2004 and a separate $328 million revolving credit facility, which is renewable annually at the borrower's and lenders' options. On April 25, 2002, the 364-day facility was renewed and the available borrowing capacity of that facility was increased from $328 million to $332 million, providing a total borrowing capacity of $1.857 billion pursuant to our Bank Facility. As of June 30, 2002, the Bank Facility bears interest based upon 80 basis points over LIBOR for current borrowings under the five-year facility and 85 basis points over LIBOR for the 364-day facility. In addition, there is a facility fee for borrowed and unborrowed amounts, which is currently 20 basis points on the five-year facility and 15 basis points on the 364-day facility. The interest rate and facility fee are based on our current debt ratings and leverage ratio and may change as our debt ratings or leverage ratio change. There are options on each facility to borrow based on the prime rate. As of June 30, 2002, $1.175 billion in borrowings were outstanding under the Bank Facility with an additional
$88.8 million committed to back letters of credit. After consideration of these borrowings and the impact of the increased capacity available to us under the 364-day facility, $593.2 million of additional borrowing capacity was available to the Company as of June 30, 2002.

COMMERCIAL PAPER

    To provide the Company with cost-effective borrowing flexibility, we have a $200 million Commercial Paper program that is used to borrow funds for general corporate purposes. Although the debt instruments are short-term in tenor, they are classified as long-term debt because the Commercial Paper is backed by our Bank Facility and we have committed to keep available capacity under our Bank Facility in an amount equal to or greater than amounts borrowed under this program. At June 30, 2002, $80 million was outstanding under this program.

SHORT-TERM BORROWINGS

    In a program designed for short-term borrowings at lower interest rates than the rates paid under our Bank Facility, we have an uncommitted line of credit agreement with a lender pursuant to which we can borrow up to $31 million for periods of ninety days or less. Borrowings bear interest at current market rates. At June 30, 2002, we had borrowed $31 million under this agreement. This agreement does not decrease our borrowing capacity under our Bank Facility.

JCC DEBT

    With the increase of our ownership interest in JCC to 63% and the subsequent consolidation of JCC into our financial statements, our long-term debt now includes $24.7 million, net of discounts, of JCC's Senior Notes due 2008 (the "JCC Notes"). The JCC Notes bear interest at LIBOR plus 2.75% per annum payable quarterly. Principal payments of 50% of JCC's free cash flow, as defined in JCC's Senior Note agreement, are due for the fiscal years ending March 31, 2003, through March 31, 2005, and payments of $6 million annually are due for the fiscal years ending March 31, 2006, through March 31, 2008. JCC is subject to debt covenants under its Senior Note agreement, which restrict, among other things, certain payments, transactions with affiliates, dividend payments, liens, incurrence of additional indebtedness, asset sales, mergers and consolidations, payment of certain indebtedness, capital expenditures and investments or loans.

EQUITY REPURCHASE PROGRAM

    In July 2001, our Board of Directors authorized the purchase of up to 6 million shares of the Company's stock in the open market. These repurchases are funded through available cash and borrowings from our Bank Facility. During the first six months of 2002, we purchased 2.3 million shares at an average price of $45.09 per share, leaving 1.6 million shares available for purchase pursuant to the authorization, which expires December 31, 2002. During
July 2002, our Board of Directors authorized the purchase of up to 2 million additional shares pursuant to a program to expire on December 31, 2002.

GUARANTEES OF THIRD PARTY DEBT AND OTHER COMMITMENTS

    The Company has guaranteed an annual payment obligation of JCC owed to the State of Louisiana of $50 million in the first year, which expired March 31, 2002, and $60 million for three subsequent years. During the first year of the guarantee, JCC made its annual payment to the State; therefore, the Company did not make any payments under this guarantee. We are also providing a $35 million revolving credit facility to JCC at market terms. At June 30, 2002, no funds were outstanding from JCC under the revolving credit facility; however, the amount available under the credit facility was reduced by $0.7 million, which was committed to back letters of credit on behalf of JCC.

    JCC leases the site on which Harrah's New Orleans is located under the provisions of a long-term lease expiring in 2024. The lease agreement provides for a minimum lease payment of $12.5 million per year. Additional rents based on various percentages of gross gaming and non-gaming revenues are also payable under the terms of the lease lease. The lease contains three consecutive 10-year renewal options.

    We are exposed to up to $12.25 million of liability under a letter of credit issued on behalf of National Airlines, Inc. ("NAI"), which expires on August 30, 2002. We have an agreement with another investor of NAI whereby that investor is obligated to reimburse us for approximately 56% of amounts that we may pay under the letter of credit and amounts that we funded under another letter of credit. During second quarter 2001, a subsidiary of the Company filed a lawsuit against the other investor for breach of contract due to the investor's failure to reimburse the Company for his share of the $8.6 million we have paid against the second letter of credit. As contractually permitted, the guarantor elected to submit the issue to arbitration and the arbitrator has tentatively ruled in our favor. We expect this ruling to be finalized during third quarter 2002. If we are required to fund under the remaining letter of credit and are unsuccessful in collecting from the other investor, we would record additional losses of up to $10.8 million for NAI.

    In addition to guarantees and commitments related to JCC and NAI, the agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide for a minimum monthly payment to be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. As of June 30, 2002, the aggregate monthly commitment pursuant to these contracts for the three managed Indian-owned facilities now open, which extend for periods of up to 67 months from June 30, 2002, is $1.1 million.

    We may guarantee all or part of the debt incurred by Indian tribes with which we have entered a management contract to fund development of casinos on the Indian lands. For all existing guarantees of Indian debt, we have obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, that the value of such property would satisfy our obligations in the event these guarantees were enforced. Additionally, we have received limited waivers from the Indian tribes of their sovereign immunity to allow us to pursue our rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken. The aggregate outstanding balance of such debt as of June 30, 2002, was $191.3 million.

    With the Harveys acquisition in July 2001, we assumed a $50 million contingent liability that may become due as part of the consideration paid for the net assets of Harveys. The contingent payment depends on the results of a referendum to be decided by the voters of Pottawattamie County, Iowa, in November 2002. (See the discussion in our Operating Results and Development Plans--Central Region--Iowa.)

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

    The Louisiana legislature has authorized the use of slot machines at horse racing tracks in three parishes in Louisiana. We operate riverboat casinos in two of these parishes. The voters in these two parishes have approved the use of slot machines at racetracks located in those parishes, and the fees and taxes to be imposed on the slot machines have received legislative approval. We anticipate the installation of slot machines at a horse racing facility near our Shreveport property in the near future. We cannot predict the effect that this new competition in the Shreveport area would have on our operations there.

    In first quarter 2002, approval was given to a horse racing facility near our property in Lake Charles, Louisiana, to install slot machines and that facility opened in mid-February with approximately 1,500 machines. The horse racing facility is approximately 25 miles closer to the Texas border and one of our major feeder markets in Texas than our property. As discussed above, revenues and operating profit at our Lake Charles property have been negatively impacted by the addition of this new competitor.

    In the third quarter of 2001, the State of Louisiana selected a competitor to receive the fifteenth and final riverboat gaming license to be issued by the State, under the legislation legalizing riverboat gaming in that State. The competitor's project is for a riverboat casino in Lake Charles. Construction of that facility has not yet begun. We cannot predict the effect that the new riverboat competition in the Lake Charles area will have on our operations there.

    In Atlantic City, a competitor is constructing a 2,000-room hotel and casino that is expected to open in the summer of 2003. A competitor in Missouri is expected to complete a large casino expansion later this year. The impacts of increased competition in these markets on our Company are uncertain.

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

    The casino entertainment industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate. From time to time, and as was the case in second quarter 2002 in Illinois and Indiana, various state and federal legislators and officials have proposed changes in tax laws, or in the administration of such laws that would affect the industry. It is not possible to determine with certainty the scope or likelihood of possible future changes in tax laws or in the administration of such laws. If adopted, such changes could have a material adverse effect on our financial results.

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

                   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    During first quarter 2001, the Emerging Issues Task Force reached a consensus on the portion of Issue 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future," which addresses the income statement classification of the value of the points redeemable for cash awarded under point programs such as our Total Rewards program. Per the consensus, which for our Company was effective retroactively to January 1, 2001, with reclassification of prior year costs also required, the cost of these programs should be reported as a contra-revenue, rather than as an expense. Debate continues on a number of other facets of Issue 00-22 that could have an impact on our financial statements. We historically reported the costs of such points as an expense, so we have reclassified these costs to be contra-revenues in our Consolidated Condensed Statements of Income to comply with the consensus. The amounts of expense reclassified for the second quarter and the first six months of 2001 were $40.6 million and $73.0 million, respectively. These reclassifications had no impact on our Income from operations, Net income or Earnings per share.

    During second quarter 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. For our Company, SFAS No. 143 will be effective in 2003. We are currently evaluating the provisions of this recently issued accounting pronouncement and have not yet determined the impact that its adoption will have on our results of operations or financial position.

    During third quarter 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which we implemented on January 1, 2002. SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 had no impact on our financial statements.

    In second quarter 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections," which all but eliminates the presentation in income statements of debt extinguishments as extraordinary items. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. We plan to implement Statement
No. 145 upon the earlier of a 2002 debt extinguishment giving rise to a gain or loss or in our 2002 Form 10-K.

    In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. Statement No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

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

    - construction factors, including delays, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters and building permit issues;

    - our ability to timely and cost effectively integrate into our operations the companies that we acquire;

    - access to available and feasible financing;

    - changes in laws (including increased tax rates), regulations or accounting standards, third party relations and approvals, and decisions of courts, regulators and governmental bodies;

    - litigation outcomes and judicial actions, including gaming legislative action, referenda and taxation;

    - ability of our customer tracking/monitoring and yield management programs to continue to increase customer loyalty;

    - our ability to recoup costs of capital investments through higher revenues;

    - acts of war or terrorist incidents;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed rate and variable rate obligations. Of our approximately $3.7 billion total debt at June 30, 2002, $1.3 billion is subject to variable interest rates, which averaged 2.9% at June 30, 2002. Assuming a constant outstanding balance for our variable rate debt for the next twelve months, a hypothetical 1% increase in interest rates would increase interest expense for the next twelve months by approximately $13.2 million.

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

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

*EX-10.1  Second Amended and Restated 364-Day Loan Agreement dated
          April 25, 2002 among Harrah's Entertainment, Inc. as
          Guarantor, Harrah's Operating Company, Inc. as initial
          Borrower, The Lenders, Syndication Agent, Documentation
          Agents and Co-Documentation Agents and Bank of America, N.A.
          as Administrative Agent.

*EX-11    Computation of per share earnings.

------------------------

*   Filed herewith.

    (b) The following reports on Form 8-K were filed by the Company during second quarter 2002.

        (i) Form 8-K filed April 17, 2002, regarding earnings for first quarter 2002.

        (ii) Form 8-K filed May 3, 2002, regarding the dismissal of Arthur Andersen LLP and the engagement of Deloitte & Touche LLP as independent auditors.

       (iii) Form 8-K filed May 3, 2002, regarding the election of Frank J. Biondi, Jr. to the Company's Board of Directors.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       HARRAH'S ENTERTAINMENT, INC.

August 13, 2002                                        By:  /s/ ANTHONY D. MCDUFFIE
                                                            -----------------------------------------
                                                            Anthony D. McDuffie
                                                            VICE PRESIDENT, CONTROLLER AND
                                                            CHIEF ACCOUNTING OFFICER

                                 EXHIBIT INDEX

EXHIBIT                                                                 SEQUENTIAL
  NO.                             DESCRIPTION                            PAGE NO.
-------   ------------------------------------------------------------  ----------
EX-10.1   Second Amended and Restated 364-Day Loan Agreement dated
          April 25, 2002 among Harrah's Entertainment, Inc. as
          Guarantor, Harrah's Operating Company, Inc. as initial
          Borrower, The Lenders, Syndication Agent, Documentation
          Agents and Co-Documentation Agents and Bank of America, N.A.
          as Administrative Agent.

EX-11     Computation of per share earnings.