Form 10-Q
period 2002-09-30
HARRAHS ENTERTAINMENT INC
filed 2002-11-12
CIK 858339

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

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    At October 31, 2002, there were 111,787,909 shares of the Company's Common Stock outstanding.

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

                          HARRAH'S ENTERTAINMENT, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                               SEPT. 30,     DEC. 31,
                                                                 2002          2001
                                                              -----------   -----------
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
ASSETS
Current assets
  Cash and cash equivalents.................................  $   378,855   $   361,470
  Receivables, less allowance for doubtful accounts of
    $58,192 and $61,150.....................................       83,525       110,781
  Deferred income taxes.....................................       52,006        45,319
  Income tax receivable.....................................          331        28,326
  Prepayments and other.....................................       57,009        48,927
  Inventories...............................................       22,479        22,875
                                                              -----------   -----------
      Total current assets..................................      594,205       617,698
                                                              -----------   -----------
Land, buildings, riverboats and equipment...................    5,704,713     5,339,894
Less: accumulated depreciation..............................   (1,502,386)   (1,280,564)
                                                              -----------   -----------
                                                                4,202,327     4,059,330
Goodwill (Note 2)...........................................      809,751       947,678
Intangible assets (Note 2)..................................      272,426       212,962
Investments in and advances to nonconsolidated affiliates...        5,010        79,464
Deferred costs and other....................................      231,015       211,450
                                                              -----------   -----------
                                                              $ 6,114,734   $ 6,128,582
                                                              ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................  $    90,368   $   123,428
  Accrued expenses..........................................      476,753       412,897
  Short-term debt...........................................       31,000        31,000
  Current portion of long-term debt.........................        1,534         1,583
                                                              -----------   -----------
      Total current liabilities.............................      599,655       568,908
Long-term debt..............................................    3,533,263     3,719,443
Deferred credits and other..................................      178,411       173,677
Deferred income taxes.......................................      237,173       261,119
                                                              -----------   -----------
                                                                4,548,502     4,723,147
                                                              -----------   -----------
Minority interests..........................................       69,127        31,322
                                                              -----------   -----------

Commitments and contingencies (Notes 3, 5, 7 and 8)

Stockholders' equity (Note 4)
  Common stock, $0.10 par value, authorized - 360,000,000
    shares, outstanding - 111,776,202 and 112,322,143 shares
    (net of 32,155,588 and 28,977,890 shares held in
    treasury)...............................................       11,178        11,232
  Capital surplus...........................................    1,222,159     1,143,125
  Retained earnings.........................................      291,142       248,098
  Accumulated other comprehensive loss......................       (2,213)       (1,449)
  Deferred compensation related to restricted stock.........      (25,161)      (26,893)
                                                              -----------   -----------
                                                                1,497,105     1,374,113
                                                              -----------   -----------
                                                              $ 6,114,734   $ 6,128,582
                                                              ===========   ===========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                  THIRD QUARTER ENDED        NINE MONTHS ENDED
                                                -----------------------   -----------------------
                                                SEPT. 30,    SEPT. 30,    SEPT. 30,    SEPT. 30,
                                                   2002         2001         2002         2001
                                                ----------   ----------   ----------   ----------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES:
  Casino......................................  $1,020,681   $  884,984   $2,811,931   $2,386,670
  Food and beverage...........................     165,898      141,546      463,337      394,864
  Rooms.......................................      90,470       82,080      255,692      229,549
  Management fees.............................      16,924       18,065       47,658       49,187
  Other.......................................      43,383       39,779      114,258      106,343
  Less: casino promotional allowances.........    (203,566)    (158,676)    (545,037)    (418,214)
                                                ----------   ----------   ----------   ----------
      Total revenues..........................   1,133,790    1,007,778    3,147,839    2,748,399
                                                ----------   ----------   ----------   ----------
OPERATING EXPENSES:
  Direct
    Casino....................................     491,775      428,477    1,353,470    1,173,377
    Food and beverage.........................      65,776       62,688      187,573      175,840
    Rooms.....................................      17,122       24,052       52,613       60,568
  Depreciation and amortization...............      79,765       75,617      232,798      210,077
  Write-downs, reserves and recoveries:
    Reserves for New Orleans casino...........           -            -            -        2,322
    Other.....................................       3,558       10,373        5,210       11,304
  Project opening costs.......................          69        3,924        1,738        8,191
  Corporate expense...........................      16,434       12,376       39,115       39,784
  Equity in losses (income) of nonconsolidated
    affiliates................................         519          174       (4,289)         597
  Venture restructuring costs.................           -         (217)           -        2,515
  Amortization of intangible assets...........       1,200        6,259        2,971       17,558
  Other.......................................     228,769      223,463      645,905      599,416
                                                ----------   ----------   ----------   ----------
      Total operating expenses................     904,987      847,186    2,517,104    2,301,549
                                                ----------   ----------   ----------   ----------
Income from operations........................     228,803      160,592      630,735      446,850
Interest expense, net of interest
  capitalized.................................     (60,744)     (63,685)    (180,596)    (191,100)
Loss on interests in nonconsolidated
  affiliates..................................           -            -            -       (5,040)
Other (expense) income, including interest
  income......................................      (1,915)       5,088         (880)       4,783
                                                ----------   ----------   ----------   ----------
Income before income taxes and minority
  interests...................................     166,144      101,995      449,259      255,493
Provision for income taxes....................     (61,405)     (37,486)    (165,493)     (93,323)
Minority interests............................      (3,697)      (2,692)     (11,447)      (8,279)
                                                ----------   ----------   ----------   ----------
Income before extraordinary items and
  cumulative effect of change in accounting
  principle...................................     101,042       61,817      272,319      153,891
Extraordinary gain (losses), net of income tax
  expense of $58 and benefit of $13...........           -          106            -          (25)
Cumulative effect of change in accounting
  principle, net of income tax benefit of
  $2,831......................................           -            -      (91,169)           -
                                                ----------   ----------   ----------   ----------
Net income....................................  $  101,042   $   61,923   $  181,150   $  153,866
                                                ==========   ==========   ==========   ==========

                            Continued on next page.

                          HARRAH'S ENTERTAINMENT, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (CONTINUED)
                                  (UNAUDITED)

                                                       THIRD QUARTER ENDED      NINE MONTHS ENDED
                                                      ---------------------   ---------------------
                                                      SEPT. 30,   SEPT. 30,   SEPT. 30,   SEPT. 30,
                                                        2002        2001        2002        2001
                                                      ---------   ---------   ---------   ---------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Earnings per share-basic
  Income before extraordinary items and cumulative
    effect of change in accounting principle........  $   0.91    $   0.55    $   2.44    $   1.34
  Extraordinary items, net..........................         -           -           -           -
  Cumulative effect of change in accounting
    principle, net..................................         -           -       (0.82)          -
                                                      --------    --------    --------    --------
    Net income......................................  $   0.91    $   0.55    $   1.62    $   1.34
                                                      ========    ========    ========    ========
Earnings per share-diluted
  Income before extraordinary items and cumulative
    effect of change in accounting principle........  $   0.89    $   0.54    $   2.39    $   1.32
  Extraordinary items, net..........................         -           -           -           -
  Cumulative effect of change in accounting
    principle, net..................................         -           -       (0.80)          -
                                                      --------    --------    --------    --------
    Net income......................................  $   0.89    $   0.54    $   1.59    $   1.32
                                                      ========    ========    ========    ========
Average common shares outstanding...................   110,594     113,241     111,682     114,610
                                                      ========    ========    ========    ========
Average common and common equivalent shares
  outstanding.......................................   113,012     115,080     114,039     116,789
                                                      ========    ========    ========    ========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                               -------------------------
                                                                SEPT. 30,     SEPT. 30,
                                                                  2002          2001
                                                               -----------   -----------
(IN THOUSANDS)
Cash flows from operating activities
  Net income................................................   $   181,150   $   153,866
  Adjustments to reconcile net income to cash flows from
    operating activities:
    Extraordinary losses, before income taxes...............             -            38
    Cumulative effect of change in accounting principle,
      before income taxes...................................        94,000             -
    Depreciation and amortization...........................       256,178       249,933
    Write-downs, reserves and recoveries....................         5,210        13,626
    Other noncash items.....................................         8,003        34,045
    Deferred income taxes...................................       (28,487)       50,441
    Minority interests' share of income.....................        11,447         8,279
    Equity in (income)/losses of nonconsolidated
      affiliates............................................        (4,289)          597
    Realized loss from equity interests in nonconsolidated
      affiliates............................................             -         5,040
    Net losses from asset sales.............................         1,443         1,123
    Net change in long-term accounts........................       (18,082)       (8,847)
    Net change in working capital accounts..................        92,931        49,830
                                                               -----------   -----------
      Cash flows provided by operating activities...........       599,504       557,971
                                                               -----------   -----------
Cash flows from investing activities
  Land, buildings, riverboats and equipment additions.......      (285,341)     (376,002)
  Payment for purchases of acquisitions, net of cash
    acquired................................................        (8,637)     (455,495)
  Decrease in construction payables.........................        (6,244)         (475)
  Investments in and advances to nonconsolidated
    affiliates..............................................           (39)       (5,705)
  Proceeds from other asset sales...........................        33,815        14,490
  Proceeds from sales of interests in nonconsolidated
    affiliates..............................................             -         1,883
  Sale of marketable equity securities for defeasance of
    debt....................................................             -         2,182
  Other.....................................................        (4,937)      (12,851)
                                                               -----------   -----------
      Cash flows used in investing activities...............      (271,383)     (831,973)
                                                               -----------   -----------
Cash flows from financing activities
  Borrowings under lending agreements, net of deferred
    financing costs.........................................     1,613,678     2,186,255
  Repayments under lending agreements.......................    (1,823,399)   (2,401,268)
  Net short-term repayments.................................             -       (30,000)
  Early retirement of debt..................................             -      (302,346)
  Purchases of treasury stock...............................      (138,420)     (185,782)
  Minority interests' distributions, net of contributions...        (8,019)       (9,500)
  Scheduled debt retirements................................        (1,199)       (2,225)
  Proceeds from issuance of new debt, net of discount and
    issue costs of $15,101..................................             -       984,899
  Premiums paid on early extinguishments of debt............             -        (7,970)
  Proceeds from exercises of stock options..................        48,358        51,005
  Other.....................................................        (1,735)         (730)
                                                               -----------   -----------
      Cash flows (used in)/provided by financing
        activities..........................................      (310,736)      282,338
                                                               -----------   -----------
Net increase in cash and cash equivalents...................        17,385         8,336
Cash and cash equivalents, beginning of period..............       361,470       299,202
                                                               -----------   -----------
Cash and cash equivalents, end of period....................   $   378,855   $   307,538
                                                               ===========   ===========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                       THIRD QUARTER ENDED      NINE MONTHS ENDED
                                                      ---------------------   ---------------------
                                                      SEPT. 30,   SEPT. 30,   SEPT. 30,   SEPT. 30,
                                                        2002        2001        2002        2001
                                                      ---------   ---------   ---------   ---------
(IN THOUSANDS)
Net income..........................................  $101,042    $ 61,923    $181,150    $153,866
                                                      --------    --------    --------    --------
Other comprehensive income
  Unrealized (losses) gains on available-for-sale
    securities, net of tax (benefit) provision of
    $(82), $(159), $(258) and $596..................      (151)       (292)       (475)        965
  Realization of gain on available-for-sale
    securities, net of tax provision of $123........         -           -           -        (226)
  Other, net of tax benefit of $248, $156 and
    $1,169..........................................         -        (458)       (288)     (2,158)
                                                      --------    --------    --------    --------
                                                          (151)       (750)       (763)     (1,419)
                                                      --------    --------    --------    --------
Comprehensive income................................  $100,891    $ 61,173    $180,387    $152,447
                                                      ========    ========    ========    ========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          HARRAH'S ENTERTAINMENT, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION AND ORGANIZATION

    Harrah's Entertainment, Inc. ("Harrah's Entertainment", the "Company", "we", "our" or "us", and including our subsidiaries where the context requires) is a Delaware corporation. Our casino entertainment facilities, operating under the Harrah's, Rio, Showboat, and Harveys brand names, include casino hotels in Reno, Lake Tahoe, Las Vegas and Laughlin, Nevada; two casino hotel properties in Atlantic City, New Jersey; a casino hotel in Central City, Colorado; a land-based casino in New Orleans, Louisiana; riverboat and dockside casinos in Joliet and Metropolis, Illinois; East Chicago, Indiana; Council Bluffs, Iowa; Shreveport and Lake Charles, Louisiana; Tunica and Vicksburg, Mississippi; and North Kansas City and St. Louis, Missouri; and a greyhound racetrack and land-based casino in Council Bluffs, Iowa. We also manage casinos on Indian lands near Phoenix, Arizona; Cherokee, North Carolina; Topeka, Kansas and San Diego, California.

    Subsequent to the end of third quarter, we announced that we have entered into a definitive agreement to sell Harveys Wagon Wheel Hotel & Casino in Central City, Colorado. Since acquiring Harveys, we have evaluated the Colorado property and concluded that it is a non-strategic asset for us. Closing of the transaction is subject to customary regulatory approvals and is expected to close in the first half of 2003. This sale will not have a material impact on our financial results.

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

    We have completed our implementation review of the goodwill and other intangible assets arising from our prior acquisitions and determined that non-recurring impairment charges of $91.2 million, net of tax benefits of $2.8 million, were required. These charges, which were recorded in first quarter 2002 and are reported in our Consolidated Condensed Statements of Income as a change in accounting principle, relate to goodwill and the trademark acquired in our 1999 acquisition of Rio Hotel and Casino, Inc. ("Rio"). Since the acquisition of Rio, competition has intensified in the market and Rio has greatly reduced its emphasis on international high-end table games play, a significant component of its business at the time of the acquisition. We determine the fair value of an operating unit as a function, or multiple, of earnings before interest, taxes, depreciation and amortization ("EBITDA"), a common measure used to value and buy or sell cash intensive businesses such as casinos. The calculated multiple for Rio indicated that the fair value of the property, based on an EBITDA indicator, fell short of the carrying value, and recognition of an impairment of $86 million of goodwill was appropriate. The fair value of the Rio trademark was assessed by applying a "relief from royalty" methodology, which ascribed a value to the trademark derived as the present value of a percentage of forecasted future revenues. Because the Rio has not sustained the level of revenues assumed in the original computation to assign a value to the trademark, future revenue assumptions were reassessed and it was determined that the fair value of the trademark was $5.2 million, net of tax benefit of $2.8 million, less than the carrying value. Rio's tangible assets were assessed for impairment applying the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and our analysis indicated that the carrying value of the tangible assets was not impaired.

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                  (UNAUDITED)

NOTE 2--ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142 (CONTINUED)
    The following tables set forth information concerning our goodwill and other intangible assets as of September 30, 2002:

                                 BALANCE AT                                 BALANCE AT
                                DECEMBER 31,   ADDITIONS OR   IMPAIRMENT   SEPTEMBER 30,
                                    2001       ADJUSTMENTS      LOSSES         2002
(IN THOUSANDS)                  ------------   ------------   ----------   -------------
Goodwill......................    $947,678       $(51,882)     $(86,045)     $809,751
                                  ========       ========      ========      ========
Unamortized intangible assets:
  Trademarks..................    $137,579       $ 10,000      $ (7,955)     $139,624
  Gaming rights...............      44,200         18,100             -        62,300
  Development rights..........       5,000         (5,000)            -             -
                                  --------       --------      --------      --------
    Total.....................    $186,779       $ 23,100      $ (7,955)     $201,924
                                  ========       ========      ========      ========

                                                                          BALANCE AT
                                         GROSS CARRYING   ACCUMULATED    SEPTEMBER 30,
                                             AMOUNT       AMORTIZATION       2002
(IN THOUSANDS)                           --------------   ------------   -------------
Amortizing intangible assets:
  Contract rights......................     $63,000         $(3,173)        $59,827
  Customer relationships...............      13,100          (2,425)         10,675
                                            -------         -------         -------
    Total..............................     $76,100         $(5,598)        $70,502
                                            =======         =======         =======

    The aggregate amortization expense for the quarter and nine months ended September 30, 2002, for those assets that will continue to be amortized under the provisions of SFAS No. 142 was $1.2 million and $3.0 million, respectively. Estimated annual amortization expense for those assets for the years ending December 31, 2002, 2003, 2004, 2005 and 2006 is $4.2 million, $4.8 million,
$4.8 million, $4.8 million and $4.5 million, respectively.

    With the adoption of SFAS No. 142, we ceased amortization of goodwill and other intangible assets that were determined to have an indefinite useful life. The information below depicts our results

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                  (UNAUDITED)

NOTE 2--ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142 (CONTINUED) for the quarter and nine months ended September 30, 2001, on a pro forma basis, as if SFAS No. 142 had been implemented at the beginning of that period.

                                                              THIRD QUARTER     NINE MONTHS
                                                                  ENDED            ENDED
                                                              SEPT. 30, 2001   SEPT. 30, 2001
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                      --------------   --------------
Reported income before extraordinary items..................     $61,817          $153,891
Add back: Goodwill amortization.............................       4,913            14,672
Add back: Trademark amortization............................         770             2,310
                                                                 -------          --------
  Adjusted income before extraordinary items................      67,500           170,873
  Extraordinary items, net of income tax expense of $58 and
    benefit of $13..........................................         106               (25)
                                                                 -------          --------
      Adjusted net income...................................     $67,606          $170,848
                                                                 =======          ========
Basic earnings per share:
  Reported income before extraordinary items................     $  0.55          $   1.34
  Goodwill amortization.....................................        0.04              0.13
  Trademark amortization....................................        0.01              0.02
                                                                 -------          --------
    Adjusted income before extraordinary items..............        0.60              1.49
    Extraordinary items, net................................           -                 -
                                                                 -------          --------
      Adjusted net income...................................     $  0.60          $   1.49
                                                                 =======          ========
Diluted earnings per share:
  Reported income before extraordinary items................     $  0.54          $   1.32
  Goodwill amortization.....................................        0.04              0.12
  Trademark amortization....................................        0.01              0.02
                                                                 -------          --------
    Adjusted income before extraordinary items..............        0.59              1.46
    Extraordinary items, net................................           -                 -
                                                                 -------          --------
      Adjusted net income...................................     $  0.59          $   1.46
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

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                  (UNAUDITED)

NOTE 3--ACQUISITIONS (CONTINUED)
    We expect to complete the purchase price allocation arising from our acquisition of the additional 14% ownership of JCC by the end of the first quarter of 2003. Any difference between the purchase price of the additional interest and the fair value of the pro rata net identifiable assets acquired is expected to be assigned to an intangible asset, which will be amortized over the remaining life of the business pursuant to the agreements with the city and state under which the casino is operated.

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

    On July 31, 2001, we completed our acquisition of Harveys Casino Resorts ("Harveys"). We paid approximately $294 million for all of the equity interests in Harveys, assumed approximately $350 million in outstanding debt and paid approximately $17 million in acquisition costs. We also assumed a $50 million contingent liability. This liability was contingent on the results of a referendum decided by the voters in Pottawattamie County, Iowa, in November 2002. The referendum passed, therefore, we will pay an additional
$50 million in acquisition costs during fourth quarter 2002. We financed our acquisition, and retired Harveys assumed debt, with borrowings under our bank credit facility (see Note 5).

    The results of operations of the properties acquired in the acquisition of Harveys have been included in our consolidated financial statements since the July 31, 2001, date of acquisition. The following unaudited pro forma consolidated financial information for the Company has been prepared assuming that (1) the Harveys acquisition and the extinguishment of debt assumed in that acquisition and (2) the acquisition of the additional ownership interest in and the consolidation of JCC had both occurred on January 1, 2001. The information also assumes that SFAS No. 142 was effective for the acquisitions on January 1, 2001.

                                                  THIRD QUARTER ENDED        NINE MONTHS ENDED
                                                -----------------------   -----------------------
                                                SEPT. 30,    SEPT. 30,    SEPT. 30,    SEPT. 30,
                                                   2002         2001         2002         2001
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)        ----------   ----------   ----------   ----------
Revenues......................................  $1,133,790   $1,108,267   $3,264,405   $3,182,770
                                                ==========   ==========   ==========   ==========
Income before extraordinary items and
  cumulative effect of change in accounting
  principle...................................  $  101,042   $   72,620   $  272,061   $  164,496
                                                ==========   ==========   ==========   ==========
Net income....................................  $  101,042   $   72,726   $  180,892   $  164,471
                                                ==========   ==========   ==========   ==========
Earnings per share -- diluted
  Income before extraordinary items and
    cumulative effect of change in accounting
    principle.................................  $     0.89   $     0.63   $     2.39   $     1.41
                                                ==========   ==========   ==========   ==========
  Net income..................................  $     0.89   $     0.63   $     1.59   $     1.41
                                                ==========   ==========   ==========   ==========

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                  (UNAUDITED)

NOTE 3--ACQUISITIONS (CONTINUED)
    These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had the Harveys acquisition and the debt extinguishments and the JCC acquisition been completed as of the beginning of the period, or of future results.

NOTE 4--STOCKHOLDERS' EQUITY

    In addition to its common stock, Harrah's Entertainment has the following classes of stock authorized but unissued:

       Preferred stock, $100 par value, 150,000 shares authorized

       Special stock, $1.125 par value, 5,000,000 shares authorized--

         Series A Special Stock, 2,000,000 shares designated

    In July 2001, our Board of Directors authorized the purchase of up to 6 million shares of the Company's stock in the open market. These purchases are funded through available cash and borrowings from our bank credit facility (see
Note 5). During the first nine months of 2002, we purchased 3.1 million shares at an average price of $44.13 per share, leaving 0.8 million shares available for purchase pursuant to the authorization, which expires December 31, 2002. During July 2002, our Board of Directors authorized the purchase of up to 2 million additional shares pursuant to a program to expire on December 31, 2002.

NOTE 5--DEBT

REVOLVING CREDIT FACILITIES

    At January 1, 2002, the Company had revolving credit and letter of credit facilities (collectively, the "Bank Facility"), which provided us with borrowing capacity of $1.853 billion. The Bank Facility consisted of a five-year
$1.525 billion revolving credit and letter of credit facility maturing in 2004 and a separate $328 million revolving credit facility (the "364-day Facility"), which is renewable annually at the borrower's and lenders' options. On
April 25, 2002, the 364-day Facility was renewed and the available borrowing capacity of that facility was increased from $328 million to $332 million, providing a total borrowing capacity of $1.857 billion pursuant to our Bank Facility. As of September 30, 2002, the Bank Facility bears interest based upon 80 basis points over LIBOR for current borrowings under the five-year facility and 85 basis points over LIBOR for the 364-day facility. In addition, there is a facility fee for borrowed and unborrowed amounts, which is currently 20 basis points on the five-year facility and 15 basis points on the 364-day facility. The interest rate and facility fee are based on our current debt ratings and leverage ratio and may change as our debt ratings or leverage ratio change. There are options on each facility to borrow based on the prime rate. As of September 30, 2002, $1.054 billion in borrowings were outstanding under the Bank Facility with an additional $92.9 million committed to back letters of credit. After consideration of these borrowings and the impact of the increased capacity available to us under the 364-day facility, $710.1 million of additional borrowing capacity was available to the Company as of September 30, 2002.

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                  (UNAUDITED)

NOTE 5--DEBT (CONTINUED)
COMMERCIAL PAPER

    To provide the Company with cost-effective borrowing flexibility, we have a $200 million commercial paper program that is used to borrow funds for general corporate purposes. Although the debt instruments are short-term in tenor, they are classified as long-term debt because the commercial paper is backed by our Bank Facility and we have committed to keep available capacity under our Bank Facility in an amount equal to or greater than amounts borrowed under this program. At September 30, 2002, $116.9 million was outstanding under this program.

SHORT-TERM BORROWINGS

    In a program designed for short-term borrowings at lower interest rates than the rates paid under our Bank Facility, we have an uncommitted line of credit agreement with a lender pursuant to which we can borrow up to $31 million for periods of ninety days or less. Borrowings bear interest at current market rates. At September 30, 2002, we had borrowed $31 million under this agreement. This agreement does not decrease our borrowing capacity under our Bank Facility.

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

NOTE 6--SUPPLEMENTAL CASH FLOW DISCLOSURES

CASH PAID FOR INTEREST AND TAXES

    The following table reconciles our interest expense, net of interest capitalized, per the Consolidated Condensed Statements of Income, to cash paid for interest:

                                                                NINE MONTHS ENDED
                                                              ---------------------
                                                              SEPT. 30,   SEPT. 30,
                                                                2002        2001
(IN THOUSANDS)                                                ---------   ---------
Interest expense, net of amount capitalized.................  $180,596    $191,100
Adjustments to reconcile to cash paid for interest:
  Net change in accruals....................................    (5,740)    (36,094)
  Amortization of deferred finance charges..................    (4,187)     (3,516)
  Net amortization of discounts and premiums................    (1,013)       (274)
                                                              --------    --------
Cash paid for interest, net of amount capitalized...........  $169,656    $151,216
                                                              ========    ========
Cash payments/(refunds) of income taxes, net................  $ 88,858    $(42,978)
                                                              ========    ========

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                  (UNAUDITED)

NOTE 7--COMMITMENTS AND CONTINGENT LIABILITIES

NEW ORLEANS CASINO

    JCC owns and operates a land-based casino in New Orleans, Louisiana, in which the Company has an ownership interest and which is managed by a subsidiary of the Company. The Company has guaranteed an annual payment obligation of JCC owed to the State of Louisiana of $50 million in the first year, which expired March 31, 2002, and $60 million for three subsequent years. We have agreed with JCC to extend this guarantee for an additional year to end March 31, 2006. JCC has until March 31, 2003, to deliver the extended guarantee to the State of Louisiana. We receive a fee of 2% of the average amount at risk for providing this guarantee. We also hold approximately $99 million aggregate principal amount of the debt of JCC and are providing a $35 million revolving credit facility to JCC at market terms. At September 30, 2002, no funds were outstanding from JCC under the revolving credit facility; however, the amount available under the credit facility was reduced by $0.7 million, which was committed to back letters of credit on behalf of JCC. Intercompany accounts and activities with JCC are eliminated in consolidation of our financial statements.

    JCC leases the site on which Harrah's New Orleans is located under the provisions of a long-term lease expiring in 2024. The lease agreement provides for a minimum lease payment of $12.5 million per year. Additional rents based on various percentages of gross gaming and non-gaming revenues are also payable under the terms of the lease. The lease contains three consecutive 10-year renewal options.

NATIONAL AIRLINES, INC.

    National Airlines, Inc. ("NAI") ceased operations on November 6, 2002, after unsuccessfully attempting to restructure in bankruptcy court. We have provided a $12.25 million letter of credit on behalf of NAI, which we may be required to fund in the fourth quarter of 2002. We had an agreement with another investor of NAI whereby that investor was obligated to reimburse us for approximately 56% of amounts that we funded under the letter of credit and amounts that we had previously funded under a second letter of credit. During second quarter 2001, a subsidiary of the Company filed a lawsuit against the other investor for breach of contract due to the investor's failure to reimburse the Company for his share of the $8.6 million we have paid against the second letter of credit. A judgment was entered in our favor but was appealed by the investor. Subsequent to the end of third quarter 2002, we reached a settlement with the investor, which also included the extinguishment of the investor's potential liability on the letter of credit that was funded in November 2002, as well as the judgment. We will receive a total of $3.4 million from the investor, $2.4 million of which was received in October 2002. The remaining amount will be received in two non-interest-bearing installments of $500,000 each over the next 12 months. As a result of this settlement with the investor and our anticipated funding of the letter of credit following NAI's cessation of operations, we expect to record a charge of $5.5 million to $6.5 million in fourth quarter 2002.

CONTRACTUAL COMMITMENTS

    We continue to pursue additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties, guarantees by the Company of third party debt and development completion guarantees. Excluding guarantees and commitments for the New Orleans casino discussed above, as of September 30, 2002, we had

                          HARRAH'S ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                  (UNAUDITED)

NOTE 7--COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED) guaranteed third party loans and leases of $228.0 million, which are secured by certain assets, and had commitments of $339.9 million for construction-related and other obligations.

    The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. These obligations have priority over scheduled payments of borrowings for development costs. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. As of September 30, 2002, the aggregate monthly commitment pursuant to these contracts for the four managed Indian-owned facilities now open, which extend for periods of up to 64 months from September 30, 2002, is $1.2 million.

SEVERANCE AGREEMENTS

    As of September 30, 2002, we have severance agreements with 36 of our senior executives, which provide for payments to the executives in the event of their termination after a change in control, as defined. These agreements provide, among other things, for a compensation payment of 1.5 to 3.0 times the executive's average annual compensation, as defined, as well as for accelerated payment or accelerated vesting of any compensation or awards payable to the executive under any of our incentive plans. The estimated amount, computed as of September 30, 2002, that would be payable under the agreements to these executives for their compensations payments and the cashout of their stock options, exclusive of any tax related payments, aggregated approximately
$144.9 million.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of the financial position and operating results of Harrah's Entertainment, Inc. (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as "Harrah's Entertainment", the "Company", "we", "our" and "us") for the third quarter and the first nine months of 2002 and 2001, updates, and should be read in conjunction with, Management's Discussion and Analysis of Financial Condition and Results of Operations presented in our 2001 Annual Report on Form 10-K.

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

    The purchase price allocation arising from our acquisition of the additional 14% ownership of JCC is in the early stages and is expected to be completed by by the end of the first quarter of 2003. We expect to assign any difference between the purchase price of the additional interest and the fair value of the pro rata net identifiable assets acquired to an intangible asset, which will be amortized over the remaining life of the business pursuant to the agreements with the city and state under which the casino is operated.

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

                    OPERATING RESULTS AND DEVELOPMENT PLANS

OVERALL

                                             THIRD QUARTER      PERCENTAGE    FIRST NINE MONTHS    PERCENTAGE
                                          -------------------   INCREASE/    -------------------   INCREASE/
                                            2002       2001     (DECREASE)     2002       2001     (DECREASE)
(IN MILLIONS, EXCEPT EARNINGS PER SHARE)  --------   --------   ----------   --------   --------   ----------
Casino revenues......................     $1,020.7   $  885.0      15.3%     $2,811.9   $2,386.7      17.8%
Total revenues.......................      1,133.8    1,007.8      12.5%      3,147.8    2,748.4      14.5%
Income from operations...............        228.8      160.6      42.5%        630.7      446.9      41.1%
Income before extraordinary items and
  cumulative effect of change in
  accounting principle...............        101.0       61.8      63.4%        272.3      153.9      76.9%
Net income...........................        101.0       61.9      63.2%        181.2      153.9      17.7%
Pro forma net income(a)..............        101.0       67.6      49.4%        181.2      170.8       6.1%
Earnings per share-diluted
  Before extraordinary items and
    cumulative effect of change in
    accounting principle.............         0.89       0.54      64.8%         2.39       1.32      81.1%
  Extraordinary items, net of tax....            -          -         -             -          -         -
  Cumulative effect of change in
    accounting principle, net of tax...          -          -         -         (0.80)         -       N/M
  Net income.........................         0.89       0.54      64.8%         1.59       1.32      20.5%
  Pro forma net income(a)............         0.89       0.59      50.8%         1.59       1.46       8.9%
Operating margin.....................         20.2%      15.9%      4.3 pts      20.0%      16.3%      3.7 pts

------------------------

(a) Reflects the impact of adoption of SFAS No. 142. See Note 2 to our Consolidated Condensed Financial Statements.

    Third quarter 2002 revenues increased 12.5% over third quarter 2001, and net income increased 63.2% from the same period last year. These record results were driven by our acquisition of Harveys Casino Resorts ("Harveys") on July 31, 2001, the return on recent capital investments at targeted properties, same-store sales growth, our on-going emphasis on cost control strategies, reduced interest expense due to lower rates on our variable rate debt, the cessation of goodwill amortization and the consolidation of JCC into our financial results as of June 7, 2002. Also contributing to the year-over-year increase were charges taken in third quarter 2001 to refocus operations of our Rio property and for increased health care costs.

    For the nine months ended September 30, 2002, revenues were up 14.5% and income before extraordinary items and the cumulative effect of a change in accounting principle increased 76.9% from the same period last year. With the exception of the consolidation of JCC's results in our financial statements, year-over-year increases for the first nine months were driven by the same factors that drove our third quarter increases.

    Although the Harveys acquisition and the consolidation of New Orleans were the primary reasons for the increase in our third quarter revenues in 2002 over 2001, gaming revenues at our other owned properties continued to grow, reaffirming the success of our strategy to grow same store sales through customer loyalty programs. The following table compares third quarter 2002 gaming revenues to third quarter 2001 gaming revenues for our Company-owned properties, including those acquired over the past four years.

                                                     THIRD QUARTER      PERCENTAGE
                                                  -------------------   INCREASE/
                                                    2002       2001     (DECREASE)
(IN MILLIONS)                                     --------   --------   ----------
Casino revenues
  Harrah's......................................  $  533.3    $505.0        5.6%
  Showboat acquisition..........................     173.4     164.2        5.6%
  Rio acquisition...............................      46.6      44.8        4.0%
  Players acquisition...........................     100.3     104.1       (3.7)%
                                                  --------    ------
    Total for properties owned in both
      periods...................................     853.6     818.1        4.3%
  Harveys acquisition...........................     100.9      66.9        N/M
  New Orleans consolidation.....................      66.2        --        N/M
                                                  --------    ------
    Total.......................................  $1,020.7    $885.0       15.3%
                                                  ========    ======

    To facilitate discussion of our operating results, our properties have been grouped as follows:

   WESTERN REGION         EASTERN REGION         CENTRAL REGION          MANAGED/OTHER
---------------------  ---------------------  ---------------------  ---------------------
Harrah's Reno          Harrah's Atlantic      Harrah's Joliet        Harrah's Ak-Chin
Harrah's/Harveys       City                   Harrah's East Chicago  Harrah's Cherokee
  Lake Tahoe           Showboat Atlantic      Harrah's Metropolis    Harrah's Prairie Band
Bill's                 City                   Harrah's Council       Harrah's New Orleans
Harrah's Las Vegas                            Bluffs                 (prior to June 7,
Rio                                           Bluffs Run             2002)
Harrah's Laughlin                             Harrah's Shreveport    Harrah's Rincon
Harveys Colorado                              Harrah's Vicksburg
                                              Harrah's North
                                              Kansas City
                                              Harrah's St. Louis
                                              Harrah's Lake Charles
                                              Harrah's Tunica
                                              Harrah's New Orleans
                                              (June 7, 2002 and
                                              after)

    In the following discussions of the operating results for our properties, we define operating profit as revenues less direct operating expenses and depreciation and amortization, excluding amortization of intangible assets.

WESTERN REGION

                                             THIRD QUARTER      PERCENTAGE    FIRST NINE MONTHS    PERCENTAGE
                                          -------------------   INCREASE/    -------------------   INCREASE/
                                            2002       2001     (DECREASE)     2002       2001     (DECREASE)
(IN MILLIONS)                             --------   --------   ----------   --------   --------   ----------
Casino revenues.........................   $243.5     $221.8         9.8%     $673.6     $578.6       16.4%
Net revenues............................    351.4      330.2         6.4%      988.6      899.1       10.0%
Operating profit........................     65.5       31.5       107.9%      164.2      100.2       63.9%
Operating margin........................     18.6%       9.5%        9.1 pts    16.6%      11.1%       5.5 pts

    The increases in Western Region revenues for the third quarter and first nine months of 2002 from the comparable periods last year were due to the inclusion of results from the Harveys casinos in Lake Tahoe and Colorado. These two properties, which were acquired July 31, 2001, contributed $54.8 million and $136.7 million in combined revenues in third quarter and the first nine months, respectively, of 2002. Revenues at our Las Vegas properties increased over the third quarter 2001 levels, when revenues reflected the effects of the September 11, 2001, terrorist attacks on travel, which had a more severe impact on our Las Vegas properties, due to their status as fly-in, destination resorts, than on our other properties. Harrah's Laughlin reported third quarter and first nine months revenues for 2002 that were 10.4% and 5.0% higher, respectively, than in the third quarter and first nine months of last year. Revenues for the third quarter and first nine months of 2002 from our Reno properties declined from third quarter and the first nine months of 2001 due to weak market conditions in the Reno area caused, in part, by heightened levels of competition from Indian casinos in the Northern California area.

    Third quarter 2002 operating profit more than doubled third quarter 2001, driven by improved performance at the Rio primarily due to cost-containment measures and the decision to exit the high-end international table games business in third quarter 2001, when the Rio recorded $13 million of nonrecurring charges, and by the addition of the Harveys casinos. Those same factors drove the increase in operating profit of 63.9% for the first nine months of 2002 over the prior year period.

    Subsequent to the end of third quarter, we announced that we have entered into a definitive agreement to sell Harveys Wagon Wheel Hotel & Casino in Central City, Colorado. Since acquiring Harveys, we have evaluated the Colorado property and concluded that it is a non-strategic asset for us. Closing of the transaction is subject to customary regulatory approvals and is expected to close in the first half of 2003. This sale will not have a material impact on our financial results.

EASTERN REGION

                                             THIRD QUARTER      PERCENTAGE    FIRST NINE MONTHS    PERCENTAGE
                                          -------------------   INCREASE/    -------------------   INCREASE/
                                            2002       2001     (DECREASE)     2002       2001     (DECREASE)
(IN MILLIONS)                             --------   --------   ----------   --------   --------   ----------
Casino revenues.........................   $233.4     $210.0       11.1%      $613.4     $572.6        7.1%
Net revenues............................    225.6      202.6       11.4%       591.5      552.3        7.1%
Operating profit........................     74.2       58.0       27.9%       171.6      143.9       19.2%
Operating margin........................     32.9%      28.6%       4.3 pts     29.0%      26.1%       2.9 pts

    Our Eastern Region properties reported record revenues for the third quarter and the first nine months of 2002. Harrah's Atlantic City revenues increased by 16.3% in the third quarter and by 9.2% in the first nine months over the comparable periods in 2001. These increases were driven by the opening of the new hotel tower and the addition of approximately 500 slot machines at this property in second quarter 2002. Showboat Atlantic City revenues increased 5.2% in the third quarter and 4.6% in the first nine months over the comparable periods in 2001. These record revenues were achieved despite construction disruptions at both properties.

    Harrah's Atlantic City posted record operating profit for the third quarter and the first nine months of 2002, with increases of 26.0% and 17.6%, respectively, over the third quarter and the first nine months of 2001. Showboat Atlantic City's operating profit increased 31.6% over third quarter last year and increased 22.5% over the comparable nine-month period in 2001. Property enhancements and more cost-effective marketing drove the improved results at both properties.

    In May 2002, Harrah's Atlantic City opened its 452-room addition, which increased the hotel's capacity to more than 1,600 rooms, and completed a project that created an additional 28,000 square feet of casino floor space and expanded a buffet area. These capital improvements cost approximately

$193 million, $168 million of which had been spent at September 30, 2002. Subsequent to the end of third quarter, Harrah's Atlantic City received approval from the New Jersey Casino Control Commission to add an additional 500 slot machines in a portion of the recent expanded casino floor space that was not being utilized. Plans are to install the slots machines by the end of 2002.

    Construction is underway on a $90 million, 544-room hotel tower at Showboat Atlantic City, which is expected to open in the second quarter of 2003. As of September 30, 2002, $30.0 million had been spent on this project.

CENTRAL REGION

                                          THIRD QUARTER      PERCENTAGE    FIRST NINE MONTHS    PERCENTAGE
                                       -------------------   INCREASE/    -------------------   INCREASE/
                                         2002       2001     (DECREASE)     2002       2001     (DECREASE)
(IN MILLIONS)                          --------   --------   ----------   --------   --------   ----------
Casino revenues......................   $543.6     $453.0         20.0%   $1,524.6   $1,235.1        23.4%
Net revenues.........................    538.5      454.2         18.6%    1,514.1    1,240.4        22.1%
Operating profit.....................     99.7       97.2          2.6%      318.9      267.4        19.3%
                                                                  (2.9)
Operating margin.....................     18.5%      21.4%            pts     21.1%      21.6%       (0.5)pts

    Illinois/Indiana--Combined third quarter 2002 revenues at Harrah's Joliet, Harrah's East Chicago and Harrah's Metropolis set new third quarter records, increasing 10.0% over combined revenues in third quarter last year. Harrah's Joliet continued to benefit from the conversion from riverboats to barges in September 2001. Harrah's Metropolis also benefited from capital improvements made at that property and from the conversion to the Harrah's brand in September of last year. In first quarter 2002, we completed the opening of the $47 million hotel at Harrah's East Chicago. Combined third quarter 2002 operating profit for these properties increased 4.7% over the prior year period when accelerated depreciation on boats that were to be taken out of service at Joliet negatively impacted operating profit. Third quarter 2002 operating profit for these properties was also affected by higher gaming taxes. The state legislatures in Illinois and Indiana passed legislation during second quarter 2002 raising the gaming tax rates in those states. In Illinois, the maximum graduated gaming tax rate was increased from 35% to 50% effective July 1, 2002. The Indiana legislation, also effective July 1, 2002, increased the base gaming tax rate from 20% to 22.5%.

    The Indiana legislation also included provisions that allow casinos to convert from cruising to dockside operations. If a casino elects to become a dockside operation, the gaming tax rate structure changes to a graduated scale with a maximum tax rate of 35%. The impact of the increase in the gaming tax rate will be partially mitigated by a change in the methodology for determining the amount of admission tax payable, which will be adjusted from charging the tax per patron per cruise to a charge per admission. We converted our Harrah's East Chicago operation from cruising to dockside during third quarter 2002.

    For the first nine months of 2002, combined revenues increased 11.2% over the same period last year. Operating profit increased 11.0% due to accelerated depreciation in 2001 on the boats that were taken out of service at Joliet due to that property's conversion from riverboats to barges and despite approximately $21.0 million in net charges against profit in 2002 to adjust our year-to-date gaming tax accruals for estimated additional taxes due to recent gaming tax increases in Illinois and Indiana. For properties subject to a graduated tax rate, we accrue our gaming tax liability over the course of the year based on our estimate of the annual effective gaming tax rate for the property.

    Louisiana--Combined third quarter 2002 revenues from our Shreveport and Lake Charles properties declined 10.0% from third quarter 2001 and operating profit was 24.9% lower than in third quarter last year. Our Lake Charles property has been affected by increased competition, including the addition of slot machines at a race track located closer to one of our Texas feeder markets than our property and additional Indian casino offerings. Shreveport's operating profit was affected by higher gaming taxes.

    For the nine months ended September 30, 2002, combined Shreveport and Lake Charles revenues and operating profit were even with combined revenues and operating profit in the first nine months of 2001. Shreveport's year-over-year improvements, which were primarily attributable to the 514-room hotel and player amenities that opened in first quarter 2001, were offset by declines at Lake Charles due to the increased competition in that market. Operating profits at both Louisiana properties were impacted by increases in gaming taxes that were effective in second quarter 2001. At Shreveport, gaming taxes increased one percentage point in 2001, increased another one percentage point on April 1, 2002, and will increase another one percentage point in 2003. At Lake Charles, gaming taxes increased from 18.5% to 21.5% of gaming revenues in 2001.

    Also contributing to results in Louisiana was the consolidation of JCC into our financial results effective June 7, 2002. JCC contributed $66.6 million in revenues and $6.5 million in operating profit to our third quarter 2002 results. Subsequent to its consolidation, JCC contributed $85.2 million in revenues and $9.2 million in operating profit to nine months results.

    We have signed an agreement to acquire a controlling interest in Louisiana Downs, a thoroughbred racetrack in Bossier City, Louisiana. We plan to install slot machines at the racetrack following completion of the acquisition. We announced plans to spend approximately $157 million for the acquisition, slot installation and other renovations; however, we are reviewing renovation plans and may increase our anticipated spending for this project. Assuming the acquisition is completed, the expanded entertainment complex, which would be the only land-based gaming facility in northern Louisiana, would begin operations in the summer of 2003. The acquisition, which is subject to applicable regulatory approvals, is expected to close by the end of 2002.

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

    Mississippi--Combined third quarter 2002 revenues at our Mississippi properties were level with revenues in the year-ago third quarter, but operating profit increased 40.4% over third quarter 2001.

    For the nine months ended September 30, 2002, combined revenues increased 6.2% and operating profit more than doubled the nine month period in 2001, increasing to $11.5 million in 2002 from $5.3 million in 2001. The improved results are primarily due to cost containment measures implemented at both of our Mississippi properties.

    Missouri--Combined third quarter 2002 revenues at our Missouri properties decreased 6.3% and operating profit was down 13.4% from second quarter last year, primarily due to increased competition in the St. Louis market.

    For the first nine months, revenues at our Missouri properties decreased 2.6% due to increased competition, but operating profit, aided by cost containment measures, was 1.1% higher than in the first nine months of 2001.

    Subsequent to the end of third quarter, we announced plans for a $75 million expansion of Harrah's St. Louis. The expansion project will include a 16-story, 309-room hotel tower with 21 suites, a redesign of the hotel lobby, new valet parking areas, the addition of parking garage express ramps and the expansion of two restaurants. Formal groundbreaking is planned for first quarter 2003, with the entire project expected to be complete in mid-to-late 2004.

    Iowa--On a combined basis, our two properties in Iowa, which were acquired in July 2001, contributed $60.3 million in total revenues and $10.3 million in operating profit to our third quarter

2002 results and $179.9 million in total revenues and $32.0 million in operating profit for the nine months ended September 30, 2002.

    Pursuant to Iowa law, a county-wide referendum must be held every eight years to re-approve gambling activities both at racetracks and on riverboats. In November 2002, the voters of Pottawattamie County, Iowa, where our Iowa operations are located, voted to allow gaming to continue in that county; therefore, we will pay an additional $50 million in acquisition costs in fourth quarter 2002 related to our acquisition of Harveys in 2001.

    The Iowa Supreme Court issued an opinion in June 2002 that has the effect of reducing the gaming tax rate on gaming revenues earned by casinos at dog tracks operating in the state, including our Bluffs Run Casino. Casinos at dog tracks were taxed at a higher rate than the riverboat casinos operating in Iowa. The Court ruled this disparity as unconstitutional and opined that the casinos at dog tracks should be taxed at the same rate as the riverboat casinos. The riverboat tax rate is 20%. The Iowa Supreme Court has denied the State's petition for rehearing and remanded the case to the Iowa District Court for determination of the appropriate relief, which may include the possible refund of taxes paid in prior periods. The State has appealed the Iowa Supreme Court's decision to the United States Supreme Court. We have followed the instructions of the Iowa Racing and Gaming Commission to pay taxes at the 20% rate for Bluffs Run. However, given the uncertainty of this situation, we have continued to accrue gaming taxes at the 32% rate, and we will continue this practice until this matter is clarified and our ultimate tax exposure is known. Depending upon future changes in the gaming tax rate imposed by the Iowa legislature, anticipated to be in early-to-mid 2003, an additional payment based on a multiple of the calculated savings may be due Iowa West Racing Association ("Iowa West"), the entity holding the pari-mutuel and gaming license for the Bluffs Run Casino and with whom we have a management agreement to operate that property. Any additional payment that may be due to Iowa West would increase the value of certain intangible assets identified in our acquisition of Harveys.

MANAGED CASINOS AND OTHER

    Our managed and other results were lower than in the third quarter of 2001 due to lower management fee structures that became effective in 2001. For the nine months ended September 30, 2001, management fees were higher due primarily to management fees from the New Orleans casino. In first quarter 2001, no management fees were recognized from Harrah's New Orleans due to the bankruptcy filing by the owners and operators of the New Orleans casino, JCC. With the implementation of JCC's plan of reorganization, we resumed recognizing management fees from the New Orleans casino in second quarter 2001. With the acquisition of the additional ownership interest in JCC on June 7, 2002, we began consolidating JCC's results in our financial statements and ceased reporting their results as part of our managed casinos.

    Construction was completed in second quarter 2002 on a 252-room hotel and a 30,000 square foot conference center at Harrah's Cherokee Smoky Mountains Casino in Cherokee, North Carolina.

    In August 2002, Harrah's Rincon Casino and Resort, owned by the Rincon San Luiseno Band of Mission Indians ("Rincon") in Southern California began operations. Rincon has secured third-party financing, which we have guaranteed, for its casino.

    See Debt and Liquidity for further discussion of Harrah's guarantees of debt related to Indian projects.

OTHER FACTORS AFFECTING NET INCOME

                                               THIRD QUARTER           PERCENTAGE        FIRST NINE MONTHS         PERCENTAGE
                                           ----------------------      INCREASE/       ----------------------      INCREASE/
                                             2002          2001        (DECREASE)        2002          2001        (DECREASE)
(IN MILLIONS)                              --------      --------      ----------      --------      --------      ----------
(Income)/expense:
Development costs....................       $ 2.3         $ 1.7            35.3%        $  6.1        $  5.3           15.1%
Project opening costs................         0.1           3.9           (97.4)%          1.7           8.2          (79.3)%
Corporate expense....................        16.4          12.4            32.3%          39.1          39.8           (1.8)%
Equity in losses (income) of
  nonconsolidated affiliates.........         0.5           0.2             N/M           (4.3)          0.6            N/M
Write-downs, reserves and
  recoveries.........................         3.6          10.4           (65.4)%          5.2          13.6          (61.8)%
Venture restructuring costs..........           -          (0.2)            N/M              -           2.5            N/M
Amortization of intangible assets....         1.2           6.3           (81.0)%          3.0          17.6          (83.0)%
Interest expense, net................        60.7          63.7            (4.7)%        180.6         191.1           (5.5)%
Loss on interests in nonconsolidated
  affiliates.........................           -             -             N/M              -           5.0            N/M
Other expense (income)...............         1.9          (5.1)            N/M            0.9          (4.8)           N/M
Effective income tax rate............        37.0%         36.8%            0.2 pts       36.8%         36.5%           0.3 pts
Minority interests...................       $ 3.7         $ 2.7            37.0%        $ 11.4        $  8.3           37.3%
Extraordinary gain, net of income
  tax................................           -          (0.1)            N/M              -             -              -
Cumulative effect of change in
  accounting principle, net of income
  taxes..............................           -             -               -           91.2             -            N/M

    Project opening costs in both years included costs incurred in connection with expansion and renovation projects at various properties.

    Corporate expense increased 32.3% in third quarter 2002 due to increased incentive compensation expense accruals but decreased 1.8% in the first nine months of 2002 from the prior year periods due to cost savings and timing of the incurrence of certain expenses.

    Equity in losses (income) of nonconsolidated affiliates for the nine months ended September 30, 2002 included our $2.1 million share of an impairment charge taken by a nonconsolidated subsidiary, partially offset by our share of earnings from JCC until June 7, 2002, when we began consolidating JCC's results due to our increased ownership. No equity pick-up from JCC was recorded in first quarter 2001 due to its bankruptcy filing. With the implementation of JCC's reorganization plan, we resumed recording our share of its results in second quarter 2001.

    Write-downs, reserves and recoveries in third quarter 2002 includes the write-off of development costs of abandoned projects and a reserve for tokens to be taken out of service. The nine months ended September 30, 2002, also reflects partial recoveries of previously recorded reserves, legal costs incurred related to certain lawsuits and write-downs of non-operating assets. Third quarter 2001 Write-downs, reserves and recoveries reflected charges to write off the costs of abandoned assets, including $5.7 million at the Rio, and costs incurred to terminate an unfavorable marine services contract. The nine months ended September 30, 2001, also included a true-up to reserves recorded in fourth quarter 2000 in connection with the approval of JCC's reorganization plan and costs incurred in connection with the closure of our reservations center in Memphis, Tennessee. 2001 Venture restructuring costs represent fees to bankers and other consultants to represent our interest in JCC's plan of reorganization.

    Amortization of intangible assets is less than in third quarter and the first nine months of 2001 due to the implementation of SFAS No. 142 in first quarter 2002.

    Although the Company's average debt balance was higher in third quarter and first nine months of 2002 than in the same periods last year due to the Harveys acquisition and our share repurchase program, interest expense decreased in third quarter 2002 from 2001 due to lower interest rates on variable-rate debt. The average interest rate on our variable-rate debt was 2.7% at September 30, 2002, compared to 4.4% at September 30, 2001. An increase in interest rates could have a material effect on our financial results. For example, assuming a constant outstanding balance for our variable-rate debt for the next twelve months, a hypothetical 1% increase in interest rates would increase interest expense for the next twelve months by approximately $12.3 million, or $3.1 million per quarter. Our variable-rate debt represents approximately 34% of our total debt, while our fixed-rate debt is approximately 66% of our total debt.

    Other expense (income) for third quarter 2002 was unfavorable compared to third quarter last year due primarily to a gain in 2001 from the resolution of a contingency related to a former affiliate. The first nine months of 2002 also included net proceeds from litigation settlements, favorable net investment results for company-owned life insurance policies and a loss on the sale of a corporate airplane.

    The effective tax rates for both periods are higher than the federal statutory rate due primarily to state income taxes. The 2001 effective tax rate was also affected by that portion of our goodwill amortization not deductible for tax purposes. With the cessation of goodwill amortization in first quarter 2002 as a result of the implementation of SFAS No. 142, our effective tax rate declined from the rate at first quarter last year. However, our effective tax rate increased in second quarter 2002 due to increased exposure to state income taxes in 2002.

    Minority interests reflects minority owners' share of income, which increased in third quarter and the first nine months of 2002 from the prior year third quarter and nine months due to the consolidation of JCC and recognition of the minority ownership in that entity and higher earnings from a venture due in part to the accelerated depreciation in 2001 on the riverboats that were removed from service in September 2001.

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

    Our planned development projects, if they go forward, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. Cash needed to finance projects currently under development as well as additional projects pursued is expected to be made available from operating cash flows, bank borrowings (see Debt and Liquidity), joint venture partners, specific project financing, guarantees of third party debt and, if necessary, additional debt and/or equity offerings. Our capital spending for the first nine months of 2002 totaled approximately
$354.9 million. Estimated total capital expenditures for 2002, including amounts spent to date, are expected to be between $400 million and $450 million.

                               DEBT AND LIQUIDITY

    The majority of our debt is due in the year 2004 and beyond. Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows. Long-term obligations are expected to be paid through operating cash flows, refinancing of debt, joint venture partners or, if necessary, additional debt and/or equity offering.

BANK FACILITY

    At January 1, 2002, the Company had revolving credit and letter of credit facilities (collectively, the "Bank Facility"), which provided us with borrowing capacity of $1.853 billion. The Bank Facility consisted of a five-year
$1.525 billion revolving credit and letter of credit facility maturing in 2004 and a separate $328 million revolving credit facility (the "364-day Facility"), which is renewable annually at the borrower's and lenders' options. On
April 25, 2002, the 364-day Facility was renewed and the available borrowing capacity of that facility was increased from $328 million to $332 million, providing a total borrowing capacity of $1.857 billion pursuant to our Bank Facility. As of September 30, 2002, the Bank Facility bears interest based upon 80 basis points over LIBOR for current borrowings under the five-year facility and 85 basis points over LIBOR for the 364-day facility. In addition, there is a facility fee for borrowed and unborrowed amounts, which is currently 20 basis points on the five-year facility and 15 basis points on the 364-day facility. The interest rate and facility fee are based on our current debt ratings and leverage ratio and may change as our debt ratings or leverage ratio change. There are options on each facility to borrow based on the prime rate. As of September 30, 2002, $1.054 billion in borrowings were outstanding under the Bank Facility with an additional $92.9 million committed to back letters of credit. After consideration of these borrowings and the impact of the increased capacity available to us under the 364-day facility, $710.1 million of additional borrowing capacity was available to the Company as of September 30, 2002.

COMMERCIAL PAPER

    To provide the Company with cost-effective borrowing flexibility, we have a $200 million commercial paper program that is used to borrow funds for general corporate purposes. Although the debt instruments are short-term in tenor, they are classified as long-term debt because the commercial paper is backed by our Bank Facility and we have committed to keep available capacity under our Bank Facility in an amount equal to or greater than amounts borrowed under this program. At September 30, 2002, $116.9 million was outstanding under this program.

SHORT-TERM BORROWINGS

    In a program designed for short-term borrowings at lower interest rates than the rates paid under our Bank Facility, we have an uncommitted line of credit agreement with a lender pursuant to which we can borrow up to $31 million for periods of ninety days or less. Borrowings bear interest at current market rates. At September 30, 2002, we had borrowed $31 million under this agreement. This agreement does not decrease our borrowing capacity under our Bank Facility.

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

EQUITY REPURCHASE PROGRAM

    In July 2001, our Board of Directors authorized the purchase of up to 6 million shares of the Company's stock in the open market. These repurchases are funded through available cash and borrowings from our Bank Facility. During the first nine months of 2002, we purchased 3.1 million shares at an average price of $44.13 per share, leaving 0.8 million shares available for purchase pursuant to the authorization, which expires December 31, 2002. During
July 2002, our Board of Directors authorized the purchase of up to 2 million additional shares pursuant to a program to expire on December 31, 2002.

GUARANTEES OF THIRD PARTY DEBT AND OTHER COMMITMENTS

    The Company has guaranteed an annual payment obligation of JCC owed to the State of Louisiana of $50 million in the first year, which expired March 31, 2002, and $60 million for three subsequent years. We have agreed with JCC to extend this guarantee for an additional year to end March 31, 2006. JCC has until March 31, 2003, to deliver the extended guarantee to the State of Louisiana. During the first year of the guarantee, JCC made its annual payment to the State; therefore, the Company did not make any payments under this guarantee. We are also providing a $35 million revolving credit facility to JCC at market terms. At September 30, 2002, no funds were outstanding from JCC under the revolving credit facility; however, the amount available under the credit facility was reduced by $0.7 million, which was committed to back letters of credit on behalf of JCC.

    JCC leases the site on which Harrah's New Orleans is located under the provisions of a long-term lease expiring in 2024. The lease agreement provides for a minimum lease payment of $12.5 million per year. Additional rents based on various percentages of gross gaming and non-gaming revenues are also payable under the terms of the lease. The lease contains three consecutive 10-year renewal options.

    National Airlines, Inc. ("NAI") ceased operations on November 6, 2002, after unsuccessfully attempting to restructure in bankruptcy court. We have provided a $12.25 million letter of credit on behalf of NAI, which we may be required to fund in the fourth quarter of 2002. We had an agreement with another investor of NAI whereby that investor was obligated to reimburse us for approximately 56% of amounts that we funded under the letter of credit and amounts that we had previously funded under a second letter of credit. During second quarter 2001, a subsidiary of the Company filed a lawsuit against the other investor for breach of contract due to the investor's failure to reimburse the Company for his share of the $8.6 million we have paid against the second letter of credit. A judgment was entered in our favor but was appealed by the investor. Subsequent to the end of third quarter 2002, we reached a settlement with the investor, which also included the extinguishment of the investor's potential liability on the letter of credit that was funded in November 2002, as well as the judgment. We will receive a total of $3.4 million from the investor, $2.4 million of which was received in October 2002. The remaining amount will be received in two non-interest-bearing installments of $500,000 each over the next 12 months. As a result of this settlement with the investor and our anticipated funding of the letter of credit following NAI's cessation of operations, we expect to record a charge of $5.5 million to $6.5 million in fourth quarter 2002.

    In addition to guarantees and commitments related to JCC and NAI, the agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide for a minimum monthly payment to be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Such advances, if any, would, subject to certain restrictions, be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. As of September 30, 2002, the aggregate monthly commitment pursuant to these contracts for the four managed Indian-owned facilities now open, which extend for periods of up to 64 months from September 30, 2002, is $1.2 million.

    We may guarantee all or part of the debt incurred by Indian tribes with which we have entered a management contract to fund development of casinos on the Indian lands. For all existing guarantees of Indian debt, we have obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, that the value of such property would satisfy our obligations in the event these guarantees were enforced. Additionally, we have received limited waivers from the Indian tribes of their sovereign immunity to allow us to pursue our rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken. The aggregate outstanding balance of such debt as of September 30, 2002, was $215.9 million.

    With the Harveys acquisition in July 2001, we assumed a $50 million contingent liability that, subsequent to the end of third quarter 2002, became due as part of the consideration paid for the net assets of Harveys. The contingent payment was dependent on the results of a referendum decided by the voters of Pottawattamie County, Iowa, in November 2002. (See the discussion in our Operating Results and Development Plans--Central Region--Iowa.)

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

    In third quarter 2002, we signed a letter of intent to acquire a controlling interest in Louisiana Downs, a thoroughbred racetrack in Bossier City, Louisiana, which is in one of the parishes where the use of slot machines has been authorized and is located near our Shreveport property. (See further discussion in OPERATING RESULTS AND DEVELOPMENT PLANS--Central
Region--Louisiana.)

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

    In Atlantic City, a competitor is constructing a 2,000-room hotel and casino that is expected to open in the summer of 2003. A competitor in Missouri completed a large casino expansion in third quarter of 2002. The impacts of increased competition in these markets on our Company are uncertain.

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

                   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    During first quarter 2001, the Emerging Issues Task Force reached a consensus on the portion of Issue 00-22, "Accounting for "Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future," which addresses the income statement classification of the value of the points redeemable for cash awarded under point programs such as our Total Rewards program. Per the consensus, which for our Company was effective retroactively to January 1, 2001, with reclassification of prior year costs also required, the cost of these programs should be reported as a contra-revenue, rather than as an expense. Debate continues on a number of other facets of Issue 00-22 that could have an impact on our financial statements. We historically reported the costs of such points as an expense, so we have reclassified these costs to be contra-revenues in our Consolidated Condensed Statements of Income to comply with the consensus. The amounts of expense reclassified for the third quarter and the first nine months of 2001 were $44.2 million and $117.1 million, respectively. These reclassifications had no impact on our Income from operations, Net income or Earnings per share.

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

    In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which generally requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. Statement No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed rate and variable rate obligations. Of our approximately $3.6 billion total debt at September 30, 2002, $1.2 billion is subject to variable interest rates, which averaged 2.7% at September 30, 2002. Assuming a constant outstanding balance for our variable rate debt for the next twelve months, a hypothetical 1% increase in interest rates would increase interest expense for the next twelve months by approximately $12.3 million.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

    Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROLS

    There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

 EX-2.1 Agreement and Plan of Merger dated July 30, 2002 by and among Harrah's Operating Company, Inc., Satchmo Acquisition,
           Inc. and JCC Holding Company. (Incorporated by reference from the Schedule 13D/A filed by the Company on August 2, 2002, File No. 5-54911.)

*EX-10.1   Employment Agreement dated as of September 4, 2002, between
           Harrah's Entertainment, Inc. and Philip G. Satre.

*EX-10.2   Employment Agreement dated as of September 4, 2002, between
           Harrah's Entertainment, Inc. and Gary W. Loveman

*EX-11     Computation of per share earnings.

------------------------

* Filed herewith.

    (b) The following reports on Form 8-K were filed by the Company during third quarter 2002.

        (i) Form 8-K filed July 17, 2002, regarding earnings for second quarter 2002.

        (ii) Form 8-K filed July 31, 2002, regarding the Company's acquisition of remaining ownership interest in JCC Holding Company.

       (iii) Form 8-K filed August 13, 2002, regarding the filing of Statements Under Oath Regarding Facts and Circumstances Relating to Exchange Act Filings by the CEO and CFO.

        (iv) Form 8-K filed August 13, 2002, regarding the filing of a Certification as to the compliance with law of the Company's Form 10-Q for the quarter ended June 30, 2002.

        (v) Form 8-K filed August 29, 2002, regarding signing of Letter of Intent and negotiations in connection with acquisition of Louisiana Downs, a thoroughbred racetrack in Bossier City, Louisiana.

        (vi) Form 8-K filed September 5, 2002 regarding transition of CEO position from Philip G. Satre to Gary W. Loveman and transition of COO position from Gary W. Loveman to Timothy J. Wilmott.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               HARRAH'S ENTERTAINMENT, INC.

November 12, 2002                              By:  /s/ ANTHONY D. MCDUFFIE
                                                    ------------------------------------------------
                                                    Anthony D. McDuffie
                                                    VICE PRESIDENT, CONTROLLER AND
                                                    CHIEF ACCOUNTING OFFICER

I, Philip G. Satre, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Harrah's Entertainment, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                                               By:  /s/ PHILIP G. SATRE
                                                    ------------------------------------------------
                                                    Philip G. Satre
                                                    CHAIRMAN OF THE BOARD AND
                                                    CHIEF EXECUTIVE OFFICER

I, Charles L. Atwood, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Harrah's Entertainment, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                                               By:  /s/ CHARLES L. ATWOOD
                                                    ------------------------------------------------
                                                    Charles L. Atwood
                                                    SENIOR VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                                    AND TREASURER

                                 EXHIBIT INDEX

                                                                                      SEQUENTIAL
     EXHIBIT NO.                                DESCRIPTION                            PAGE NO.
---------------------   ------------------------------------------------------------  ----------
 EX-2.1                 Agreement and Plan of Merger dated July 30, 2002 by and
                        among Harrah's Operating Company, Inc., Satchmo Acquisition,
                        Inc. and JCC Holding Company. (Incorporated by reference
                        from the Schedule 13D/A filed by the Company on August 2,
                        2002, File No. 5-54911.)

EX-10.1                 Employment Agreement dated as of September 4, 2002, between
                        Harrah's Entertainment, Inc. and Philip G. Satre.

EX-10.2                 Employment Agreement dated as of September 4, 2002, between
                        Harrah's Entertainment, Inc. and Gary W. Loveman.

EX-11                   Computation of per share earnings.