Form 10-K
period 2002-12-31
HARRAHS ENTERTAINMENT INC
filed 2003-03-10
CIK 858339

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-10410

HARRAH'S ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	62-1411755 (I.R.S. Employer Identification No.)
One Harrah's Court, Las Vegas, Nevada (Address of principal executive offices)	89119 (zip code)
Registrant's telephone number, including area code: (702) 407-6000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.10 per share	NEW YORK STOCK EXCHANGE CHICAGO STOCK EXCHANGE PACIFIC EXCHANGE PHILADELPHIA STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 2003, based upon the closing price of $36.28 for the Common Stock on the New York Stock Exchange on that date, was $3,856,458,715.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        As of January 31, 2003, the Registrant had 109,880,622 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive Proxy Statement for the 2003 Annual Meeting of Stockholders, which will be filed within 120 days after the end of the fiscal year, are incorporated by reference into Part III hereof and portions of the Company's Annual Report to Stockholders for the year ended December 31, 2002 (the "Annual Report") are incorporated by reference into Parts I and II hereof.

PART I

ITEMS 1 and 2. Business and Properties.

        Harrah's Entertainment, Inc., a Delaware corporation, operates 26 casinos in 13 states. We conduct our business through a wholly owned subsidiary, Harrah's Operating Company, Inc. ("HOC"), and through HOC's subsidiaries. Our principal asset is the stock of HOC, which holds, directly or indirectly through subsidiaries, substantially all of the assets of our businesses. We were incorporated on November 2, 1989, and prior to such date operated under predecessor companies. Our principal executive offices are located at One Harrah's Court, Las Vegas, Nevada 89119, telephone (702) 407-6000.

        In June 2002, we acquired additional common shares of JCC Holding Company, which, together with its subsidiary, Jazz Casino Company LLC (collectively, "JCC"), owns and operates the Harrah's casino in New Orleans, Louisiana. This acquisition increased our ownership from 49% to 63%. In December 2002, we acquired the remaining shares of JCC common stock to increase our ownership to 100%. In the aggregate, we acquired the additional ownership interest in JCC for a total of $72.4 million ($10.54 per share), in addition to which we acquired approximately $45.8 million of JCC's debt, assumed approximately $28.2 million of JCC's Senior Notes, which we subsequently retired, and incurred approximately $1.9 million of acquisition costs. We financed the acquisition and retired JCC's debt with funds from various sources, including cash flows from operations and borrowings under the Company's established debt programs.

        In August 2002 we opened Harrah's Rincon Casino and Resort, owned by the Rincon San Luiseno Band of Mission Indians ("Rincon") in Southern California.

        With our acquisition of Harveys in 2001, we assumed a $50 million contingent liability, which was dependent on the results of a referendum that was decided by the voters in Pottawattamie County, Iowa, in November 2002. The referendum, which re-approved gaming at racetracks and on riverboats for another eight years, passed and we paid an additional $50 million in acquisition costs in fourth quarter 2002.

        In December 2002, we acquired a controlling interest in Louisiana Downs, a thoroughbred racetrack in Bossier City, Louisiana. The agreement gives Harrah's a 95% ownership interest in a company that now owns both Louisiana Downs and Harrah's Shreveport. We plan to install slot machines at the racetrack and expand and renovate the entertainment facility, which will be the only land-based gaming facility in northern Louisiana. Plans call for Louisiana Downs to offer approximately 900 slot machines by the time racing season begins in June 2003, approval for which was granted by the Louisiana Gaming Control Board in February 2003. We expect to open a new permanent facility with approximately 1,500 slot machines by June 2004. We paid approximately $81.6 million, including $29.3 million in short-term notes that were paid in full in January 2003 and $6.0 million in equity interest in Harrah's Shreveport, for the interest in Louisiana Downs and approximately $0.1 million of acquisition costs. The purchase price allocation of this acquisition has not been completed, and we may adjust amounts allocated to the various components of this transaction when completed.

        Information concerning the status of expansions and improvements in our other properties during 2002 is set forth below under the heading "Casino Entertainment" where specific properties are discussed.

        Operating data for the three most recent fiscal years is set forth on page 16 of the Annual Report. This information is incorporated into this document by reference.

        For information on operating results and a discussion of those results, see "Management's Discussion and Analysis—Operating Results and Development Plans" on pages 17 through 32 of the Annual Report, which information is incorporated into this document by reference.

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

  •
  the effect of economic, credit and capital market conditions on the economy in general, and on gaming and hotel companies in particular;

  •
  construction factors, including delays, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters and building permit issues;

  •
  the effects of environmental and structural building conditions relating to our properties;

  •
  our ability to timely and cost effectively integrate into our operations the companies that we acquire;

  •
  access to available and feasible financing;

  •
  changes in laws (including increased tax rates), regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies;

  •
  litigation outcomes and judicial actions, including gaming legislative action, referenda and taxation;

  •
  ability of our customer-tracking and yield-management programs to continue to increase customer loyalty;

  •
  our ability to recoup costs of capital investments through higher revenues;

  •
  acts of war or terrorist incidents;

  •
  abnormal gaming holds; and

  •
  the effects of competition, including locations of competitors and operating and market competition.

        Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Available Information

        Our Internet address is www.harrahs.com. We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

CASINO ENTERTAINMENT

General

        Our casino business commenced operations in 1937. As of December 31, 2002, we owned and/or operated a total of approximately 1,547,645 square feet of casino space, 42,585 slot machines, 1,167 table games, 14,431 hotel rooms or suites, approximately 365,422 square feet of convention space, and 108 restaurants.

Summary of Property Information*

Property	Casino Space— Sq. Ft.(1)	Slot Machines	Table Games	Hotel Rooms & Suites	Convention Space— Sq. Ft.(1)	Restaurants(2)	Acres of Land(1)(3)	Parking Spaces(1)
Harrah's Las Vegas	87,700	1,529	82	2,526	30,860	7	17.7	2,720
Rio	106,971	1,280	84	2,548	94,540	11	89.0	6,293
Harrah's Reno	57,000	1,362	57	946	15,450	5	5.1	1,221
Harrah's Lake Tahoe	65,517	1,322	71	531	18,000	6	23.0	1,952
Harrah's Laughlin	47,000	1,250	40	1,561	16,000	5	44.9	2,584
Harveys Lake Tahoe	67,500	1,130	90	740	19,000	7	18.5	2,932
Bill's Lake Tahoe	18,000	514	14	—	—	1	2.1	116
Harrah's Atlantic City	127,049	4,238	73	1,630	22,498	7	35.8	3,822
Atlantic City Showboat	103,878	3,490	55	800(4)	22,454	6	20.7	3,061
Harveys Central City(5)	40,000	1,004	15	118	2,000	1	50.0	730
Harrah's Joliet	39,160	1,138	31	204	4,747	3	7.9	1,720
Harrah's Metropolis	29,600	1,200	22	120(6)	7,040	2	8.6	932
Harrah's East Chicago	49,210	1,964	65	292	4,500	3	11.0	2,812
Harrah's Council Bluffs	28,006	1,272	30	251	14,500	3	99.0	4,975
Harrah's Shreveport	28,384	1,235	32	514	18,700	4	11.2	1,805
Harrah's Lake Charles	60,000	1,531	55	264	6,000	5	34.0	2,783
Harrah's Tunica	50,000	1,214	21	201	13,464	4	88.0	2,708
Harrah's Vicksburg	20,879	665	15	117	6,793	3	10.3	996
Harrah's St. Louis	120,000	2,982	56	291	12,150	4	214.0	4,071
Harrah's North Kansas City	60,133	2,068	49	198	10,000	4	55.0	2,942
Harrah's New Orleans(7)	100,000	2,322	117	—	10,000	1	7.3	1,888
Harrah's Ak Chin(8)	38,000	475	6	146	5,100	3	20.0	892
Harrah's Prairie Band(8)	32,958	968	30	100	—	1	80.0	750
Harrah's Cherokee(8)	80,000	3,424	24	252	11,626	4	67.6	2,875
Bluffs Run Casino(9)	35,200	1,500	—	—	—	3	63.5	1,991
Harrah's Rincon(8)	55,500	1,508	33	201	—	5	65.0	2,000

*
As of December 31, 2002.

(1)
Approximate.

(2)
Includes owned facilities and those operated by third parties.

(3)
Owned, leased or occupied by agreement.

(4)
Construction is under way on a 544-room hotel tower, which is expected to open in the second quarter of 2003.

(5)
We have entered into an agreement to sell Harveys Central City. Closing is subject to customary regulatory approvals and is expected in the first half of 2003.

(6)
A hotel is adjacent to the Metropolis facility in which the Company owns a 12.5% special limited partnership interest.

(7)
Harrah's New Orleans is owned and operated by JCC and managed by a Harrah's subsidiary. In December 2002, we acquired additional shares of JCC common stock to increase our ownership to 100%.

(8)
Managed.

(9)
The property is owned by the Company, leased to the operator, and managed by the Company for the operator for a fee pursuant to an agreement that expires in October 2024.

OWNED CASINOS

Atlantic City, New Jersey

        Harrah's Atlantic City is situated in the Marina area of Atlantic City. It consists of four hotel towers (three 16-story and one 24-story) and adjoining low-rise buildings that house the casino space and the convention center. The facilities include an 800-seat showroom and a health club with a swimming pool. We also own 174 acres of predominantly wetlands in the Brigantine area and parcels totaling approximately 6.2 acres in Atlantic City outside the Marina area. Construction was completed in 2002 on an expansion of the casino floor space and a buffet area, at an estimated cost of $180 million.

        The Mardi Gras-themed Atlantic City Showboat is located on the Boardwalk in Atlantic City. Construction is under way on a new 544-room hotel tower at the Showboat, which is expected to be completed in the second quarter of 2003 at an approximate cost of $90 million.

        Most of Harrah's Atlantic City's and Atlantic City Showboat's customers arrive by car or bus from within a 150-mile radius, which includes Philadelphia, New York and northern New Jersey, the casinos' primary feeder markets.

Las Vegas, Nevada

        Harrah's Las Vegas is located on the Las Vegas Strip and consists of a 15-floor hotel tower, a 23-floor hotel tower, two 35-floor hotel towers, and adjacent low-rise buildings. Also included are the 543-seat Commander's Theatre, a 365-seat cabaret, an arcade, a health club and a heated pool.

        The Rio All-Suite Hotel & Casino is situated adjacent to Interstate 15 near the heart of the Las Vegas Strip. The carnival and Mardi Gras-themed hotel and casino has three interconnected 21-story "Ipanema Towers," a 42-story "Masquerade Tower" and nine luxury Palazzo Suites in a complex adjoining the casino. In addition, the facility contains a 2,995-seat entertainment complex, a 53,000 square foot shopping area, and a 152,600 square foot outdoor entertainment area featuring a landscaped sand beach and three swimming pools. Rio also owns the Rio Secco Golf Club in nearby Henderson, Nevada, and approximately 30 acres of undeveloped land adjacent to and across Twain Avenue from the casino.

        Rio also has a showroom complex that includes a 1,500-seat, state-of-the-art theater with a balcony, a three-level lobby with hospitality center, and a theater promenade. The showroom complex is located adjacent to the Pavilion, which is Rio's 110,000 square foot entertainment/convention complex.

        The primary feeder markets for Harrah's Las Vegas are the Midwest, California and Canada. For Rio, the primary feeder market is Southern California.

Lake Tahoe, Nevada

        Harrah's Lake Tahoe is situated near Lake Tahoe and consists of an 18-story tower and adjoining low-rise building. The casino hotel includes the 800-seat South Shore Showroom, a 50-seat cabaret, a health club, retail shops and a heated pool.

        Harveys Resort & Casino is also located near Lake Tahoe. The facility includes two towers (17-story and 12-story) and adjoining buildings. The resort has a 250-seat showroom, a wedding chapel, retail shops, a pool, and an arcade.

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

        The primary feeder markets for Harrah's Reno are Northern California, the Pacific Northwest and Canada.

Laughlin, Nevada

        Harrah's Laughlin is located adjacent to a natural cove on the Colorado River and features a 378-seat showroom and a 3,000-seat outdoor amphitheater. Other amenities include a park for recreational vehicles, a health club, swimming pools, an arcade and retail shops. It is the only property in Laughlin with a developed beachfront on the River.

        The casino's primary feeder markets are the Los Angeles and Phoenix metropolitan areas.

Central City, Colorado

        Harveys Wagon Wheel is situated in Central City approximately 35 miles west of Denver. Additionally, we own approximately 40 acres of undeveloped land adjacent to the facility.

        We have entered into an agreement to sell Harveys Central City. Closing is subject to customary regulatory approvals and is expected in the second quarter of 2003.

        The primary feeder market for the casino is the Denver metropolitan area.

Joliet, Illinois

        Harrah's Joliet is a dockside casino in downtown Joliet on the Des Plaines River. The casino, now located on two dockside barges, is a Las Vegas-style casino on a single floor. The shoreside facilities adjacent to the casino include a pavilion featuring a lounge and a retail shop. Harrah's Joliet also has an 11-story luxury hotel with a fitness center. The hotel is located adjacent to the shoreside pavilion. We own 1.14 acres of additional land adjacent to the facility as a site for future development.

        A limited partnership, in which an indirect subsidiary of the Company is the 80 percent general partner, owns the shoreside facilities, hotel and underlying real property, the barges, and the riverboat and hotel businesses. The businesses are operated by Harrah's as general partner in the partnership. The partnership also holds an easement for the boat basin/berth.

        The Chicago metropolitan area is the primary feeder market for Harrah's Joliet, with Joliet being only 30 miles from downtown Chicago.

East Chicago, Indiana

        Harrah's East Chicago Casino is a riverboat casino operated on four different boat levels. The shoreside facilities include a pavilion. A new 292-room luxury hotel at Harrah's East Chicago was completed in February 2002 at a total cost of approximately $47 million.

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

Tunica, Mississippi

        Harrah's Tunica is a dockside casino complex located approximately 30 miles south of downtown Memphis, Tennessee. The casino is constructed on a floating stationary barge. Shoreside facilities include a hotel, which features a 250-seat showroom and retail shops.

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

Vicksburg, Mississippi

        Harrah's Vicksburg is a dockside casino entertainment complex. The facility, which is located in downtown Vicksburg on the Yazoo Diversion Canal of the Mississippi River, includes a 297-foot stationary riverboat casino designed in the spirit of a traditional 1800s riverboat. The casino is docked next to a shoreside complex, which features a seven-story hotel and retail outlet. The Company owns the riverboat and hotel and owns or holds long-term rights to all real property pertaining to the project.

        The casino's primary feeder markets are western and central Mississippi and eastern Louisiana.

New Orleans, Louisiana

        Harrah's New Orleans is located in downtown New Orleans. It has parking for 1,888 cars and approximately 145,000 square feet of back-of-house and support areas in the basement level of the casino under the main gaming floor. The second floor of the casino premises contains approximately 150,000 square feet of unfinished multipurpose non-gaming entertainment space.

        Harrah's New Orleans is owned and operated by JCC and managed by a subsidiary of the Company pursuant to a management agreement with JCC. In December 2002, we acquired the remaining shares of JCC common stock to increase our ownership to 100%.

        The primary feeder market for Harrah's New Orleans casino is the New Orleans metropolitan area.

Shreveport, Louisiana

        Harrah's Shreveport is a dockside casino in downtown Shreveport comprised of a 254-foot 19th-century design paddlewheeler riverboat, the ShreveStar. A pavilion adjoins the casino on the banks of the Red River. The facility includes a hotel as well as restaurants, a convention center, health spa and 430-space valet parking garage.

        The casino and related facilities are owned by a partnership, with the underlying land held by the partnership under long-term leases from the City of Shreveport that expire on April 30, 2004, with eight 5-year renewal terms, for the pavilion and hotel. The partnership also leases the boat basin from the State of Louisiana under a lease that expires on July 6, 2004 with three 10-year renewal terms. As a result of our December 2002 acquisition of a controlling interest in Louisiana Downs, we own 95% of a limited liability company which owns both the partnership and Louisiana Downs.

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

St. Louis, Missouri

        Harrah's St. Louis is a dockside casino complex in Maryland Heights in northwest St. Louis County, 16 miles from downtown St. Louis. Shoreside facilities include a hotel, an entertainment lounge, restaurants and retail space. Development has begun on an expansion of Harrah's St. Louis, which will include a second hotel tower. The cost of this project is expected to be approximately $75 million.

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

Council Bluffs, Iowa

        Harrah's Council Bluffs Casino Hotel is a riverboat casino facility located next to the Missouri River, directly across from Omaha, Nebraska, in Council Bluffs, Iowa. Amenities in the shoreside hotel include a 160-seat cabaret, a health club/spa, and a beauty salon/barber shop. Work is under way on a renovation of the hotel at an estimated cost of $8.4 million which is expected to be complete in third quarter 2003.

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

        The facility includes a 146-room resort hotel, which we manage for a fee under a management agreement that expires in December 2004.

        The primary feeder markets for the casino are Phoenix and Tucson, Arizona.

Cherokee, North Carolina

        We manage the Harrah's Cherokee Smoky Mountains Casino for the Eastern Band of Cherokee Indians on their reservation in Cherokee, North Carolina. The facility includes a multi-purpose entertainment room with approximately 1,500 theater-style seats and two gift shops. We manage the casino for a fee under a management contract expiring in November 2004.

        A 15-story, 252-room hotel and convention center connected to the casino via an elevated skywalk opened in second quarter 2002. It includes 11,626 square feet of convention and conference space, retail and dining space, a 700-space parking structure, a health club, and an indoor pool/spa. Construction was completed in fourth quarter 2002 on approximately 22,000 square feet of casino space. We have guaranteed a loan in an approximate amount of $123 million in connection with these expansions and refinancing of existing debt.

        The casino's primary feeder markets are eastern Tennessee, western North Carolina, as well as northern Georgia and South Carolina.

Topeka, Kansas

        Harrah's Prairie Band Casino-Topeka, located approximately 17 miles north of Topeka is managed by the Company for the Prairie Band Potawatomi Nation ("Prairie Band") on land owned by the Prairie Band. In addition to the casino and hotel, the complex includes an entertainment lounge and a gift shop. The facilities are managed by the Company for a fee under a management contract expiring in January 2008.

        Construction is expected to begin later this year on a $55 million expansion project which will add 198 hotel rooms, a 12,000 square foot convention center and a restaurant to the facility.

        Topeka and Wichita, Kansas are the primary feeder markets for the casino.

Bluffs Run, Iowa

        We own the assets, other than gaming equipment, comprising the Bluffs Run Casino, a dog racing facility located in Council Bluffs, Iowa. We lease these assets to the Iowa West Racing Association ("IWRA"), a nonprofit corporation which, as required by Iowa law, holds the facility's gaming and pari-mutuel licenses and owns the facility's gaming equipment. We manage the facility for the IWRA for a fee. The management agreement and other rights associated with this property were acquired in connection with the Harveys acquisition and expire in October 2024. In addition to management fees, we receive lease income from the facility, which includes wagering on the on-site greyhound racetrack and a recreational vehicle park for 123 vehicles.

Rincon, California

        Harrah's Rincon Casino and Resort, located less than 50 miles north of San Diego, opened for business in August 2002. We manage the casino and hotel for the Rincon San Luiseno Band of Mission Indians pursuant to an agreement that expires in August 2007. The facility has 55,500 square feet of gaming space and a 201-room hotel. Funding for the project was provided under a $125 million loan guaranteed by the Company. We also loaned the Band $29.2 million (which has since been repaid) to enable it to operate a temporary casino pending the opening of the permanent casino.

        The primary feeder markets for the casino are San Diego, La Jolla, Del Mar, Escondido and Orange County, California.

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

        We also own a one-third interest in Turfway Park LLC, which is the owner of the Turfway Park thoroughbred race track located on 197 acres in Boone County, Kentucky, and 47 acres of undeveloped land in the vicinity of the Turfway Park race track, which are currently held for sale. Turfway Park LLC owns a minority interest in Kentucky Downs LLC, which is the owner of the Kentucky Downs race track located on approximately 262 acres in Simpson County, Kentucky. In the event casino gaming is established in Kentucky, we hold certain management rights, directly or through Turfway Park LLC, at both Turfway Park and Kentucky Downs.

        In December 2002, we acquired a controlling interest in Louisiana Downs, a thoroughbred racetrack in Bossier City, Louisiana. The agreement gives Harrah's a 95% ownership interest in a limited liability company that now owns both Louisiana Downs and Harrah's Shreveport. We plan to install slot machines at the racetrack and expand and renovate the entertainment facility, which will be the only land-based gaming facility in northern Louisiana. Plans call for Louisiana Downs to offer approximately 900 slot machines by the time racing season begins in June 2003, approval for which was granted by the Louisiana Gaming Control Board in February 2003. We expect to open a new permanent facility with approximately 1,500 slot machines by June 2004.

PATENTS AND TRADEMARKS

        We own the following trademarks used in this document: Harrah's®; Rio®; Showboat®; Bill's®; Harveys®, Total Rewards®, Bluffs Run®, Wagon Wheel®; Louisiana Downssm; Palazzo Suitessm; Sammy's Showroomsm; North Starsm, ShreveStarsm, South Shore Showroomsm and Rio Secco Golf Club®. Trademark rights are perpetual provided that the mark remains in use by the Company. We consider all of these marks, and the associated name recognition, to be valuable to our business. We hold five U.S. patents covering the technology associated with our Total Rewards program-U.S. Patent No. 5,613,912 issued March 25, 1997, expiring April 5, 2015 (which is the subject of a license agreement with Mikohn Gaming Corporation); U.S. Patent No. 5,761,647 issued June 2, 1998, expiring May 24, 2016; U.S. patent No. 5,809,482 issued September 15, 1998, expiring September 15, 2015; U.S. patent No. 6,003,013 issued December 14, 1999, expiring May 24, 2016; and U.S. Patent No. 6,183,362, issued February 6, 2001, expiring May 24, 2016. We consider these patents to be valuable to our business, and we have initiated a suit against a competitor casino company seeking to enforce several of these patents. The defendant counterclaimed, in part seeking to declare these patents invalid and unenforceable. While we expect to prevail in the litigation, a finding that such patents are invalid or unenforceable could adversely affect our business or operations.

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

        We believe we are well positioned to take advantage of any further legalization of casino gaming, the continued positive consumer acceptance of casino gaming as an entertainment activity, and increased visitation to casino facilities. However, the expansion of casino entertainment into new markets, such as the recent expansion of tribal casino opportunities in New York and California and the authorization of slot machines at horse racing tracks in Louisiana, also presents competitive issues for us. At this time, the ultimate impact that these events may have on the industry and on our Company is uncertain.

        Moreover, the casino entertainment industry is subject to political and regulatory uncertainty. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations—Effects of Current Economic and Political Conditions" on page 29 and portions of "Management's Discussion and Analysis—Operating Results" and "—Regional Results and Development Plans" on pages 17 through 25 of the Annual Report, which information is incorporated into this document by reference.

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

        Our subsidiaries have collective bargaining agreements covering approximately 6,850 employees. These agreements relate to certain casino, hotel and restaurant employees at Harrah's Atlantic City, Harrah's Las Vegas, Rio, Harrah's East Chicago, Showboat Atlantic City and Harrah's New Orleans.

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

        The following table sets forth the high and low price per share of our common stock, as reported by the New York Stock Exchange for the last two years:

	High	Low
2002
First Quarter	$45.39	$34.95
Second Quarter	51.35	41.70
Third Quarter	49.24	39.51
Fourth Quarter	50.60	37.65
2001
First Quarter	$33.24	$23.44
Second Quarter	38.29	27.50
Third Quarter	36.02	22.00
Fourth Quarter	37.51	25.02

        The approximate number of holders of record of our Common Stock as of January 31, 2003, was 9,526.

        We have not declared any cash dividends in the past two years. We do not presently intend to declare cash dividends. Our Board of Directors may reevaluate this dividend policy in the future in light of our results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board.

ITEM 6. Selected Financial Data.

        See the information for the years 1998 through 2002 set forth under "Financial and Statistical Highlights" on page 16 of the Annual Report, which information is incorporated herein by reference.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        See the information set forth on pages 17 through 32 of the Annual Report, which information is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk.

        We are exposed to market risk, primarily changes in interest rates. We do not currently hold or issue derivative financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed rate and variable rate obligations. Of our approximate $3.8 billion total debt at December 31, 2002, $1.5 billion is subject to variable interest rates, which averaged 2.3% at December 31, 2002. Assuming a constant outstanding balance for our variable rate debt for the next twelve months, a hypothetical 1% increase in interest rates would increase interest expense for the next twelve months by approximately $14.6 million.

        The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates.

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value(1)
	(Dollars in millions)
Liabilities
Short-term debt
Variable rate	$31.0	$–	$–	$–	$–	$–	$31.0	$31.0
Average interest rate	2.4%	–%	–%	–%	–%	–%	2.4%
Short-term debt
Fixed rate	29.3	–	–	–	–	–	29.3	29.3
Average interest rate	3.0%	–%	–%	–%	–%	–%	3.0%
Long-term debt
Fixed rate	1.5	1.6	751.7	1.7	500.1	1,082.7	2,339.3	2,606.4
Average interest rate	7.5%	7.5%	7.9%	7.3%	7.1%	7.7%	7.6%
Variable rate	–	1,425.2	–	–	–	–	1,425.2	1,425.2
Average interest rate	–	2.3%	–%	–%	–%	–%	2.3%

(1)
The fair values are based on the borrowing rates currently available for debt instruments with similar terms and maturities and market quotes of the Company's publicly traded debt.

        Our long-term variable rate debt reflects borrowings under revolving credit and letter of credit facilities provided to us by a consortium of banks with a total capacity of $1.857 billion. The interest rates charged on borrowings under these facilities are a function of the London Inter-Bank Offered Rate, or LIBOR and prime rate. As such, the interest rates charged to us for borrowings under the facilities are subject to change as LIBOR changes.

        Foreign currency translation gains and losses were not material to our results of operations for the year ended December 31, 2002. We sold our management contract for a casino in a foreign country in January 2000. As a result of this transaction, we no longer have any ownership interests in businesses in foreign countries. Accordingly, we are not currently subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future operating results or cash flows.

        We also hold investments in various available-for-sale equity securities. Our exposure to price risk arising from the ownership of these investments is not material to our consolidated financial position, results of operations or cash flows.

ITEM 8. Financial Statements and Supplementary Data.

        See the information set forth on pages 34 through 55 of the Annual Report, which information is incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        See our Current Reports on Form 8-K filed with the Securities and Exchange Commission on May 3, 2002 and February 4, 2003.

PART III

ITEM 10. Directors and Executive Officers.

Directors

        See the information regarding the names, ages, positions and business experience of our directors set forth in the section entitled "Board of Directors" of the Proxy Statement, which information is incorporated herein by reference.

Executive Officers

Name and Age	Positions and Offices Held and Principal Occupations or Employment During Past 5 Years
Philip G. Satre (53)	Director since 1990, Chairman of the Board since January 1997. Chief Executive Officer from April 1994 through December 2002. Member of three-executive Office of the President (1999-2001), and President (1991-1999). He is also a director of TABCORP Holdings Limited, an Australia public company in the leisure and entertainment business, and JDN Realty Corporation, a real estate development and asset management company.
Gary W. Loveman (42)
Director since 2000; Chief Executive Officer since January 2003; President since April 2001. Chief Operating Officer from May 1998 to January 2003; member of the three-executive Office of the President from May 1999 to April 2001; Executive Vice President from May 1998 to May 1999. Mr. Loveman was Associate Professor of Business Administration, Harvard University Graduate School of Business Administration from 1994 to 1998, where his responsibilities included teaching MBA and executive education students, research and publishing in the field of service management, and consulting and advising large service companies. He is also a director of Coach, Inc., a designer and marketer of high quality handbags and women's and men's accessories, and Ventas, Inc., a healthcare real estate investment trust.
Charles L. Atwood (54)	Senior Vice President and Chief Financial Officer since April 2001, Treasurer since October 1996. Vice President from October 1996 to April 2001.
John M. Boushy (48)
Senior Vice President, Operations Products & Services and Information Technology since February 2001, Chief Information Officer from February 2001 to January 2003. Senior Vice President Brand Operations and Information Technology from 1999 to 2001, Senior Vice President Information Technology and Marketing Services from 1993 to 1999.
Stephen H. Brammell (45)
Senior Vice President and General Counsel since July 1999. Secretary since November 2002 and from May 2000 to February 2001. Vice President and Associate General Counsel from 1997 to 1999; Associate General Counsel from 1993 to 1997.
Janis L. Jones (53)	Senior Vice President, Communications/Government Relations since November 1999. Mayor of Las Vegas, Nevada, from 1991 to 1999.
Richard E. Mirman (37)
Senior Vice President, New Business Development and Chief Marketing Officer since January 2003; Senior Vice President, Marketing from April 2000 to January 2003; Vice President, Relationship Marketing from 1998 to 2000. Consultant in the financial and health services group for Booz-Allen & Hamilton, New York, a management and technology consulting firm, from 1994 to 1998.

Timothy J. Wilmott (44)	Chief Operating Officer since January 2003; Eastern Division President from 1997 to January 2003.
Marilyn G. Winn (50)
Senior Vice President, Human Resources since May 1999. Senior Vice President and General Manager of Harrah's Shreveport from 1997 to 1999; Director of Slot Operations of Harrah's Las Vegas from 1995 to 1997.

Audit Committee Financial Expert Disclosure

        Our Board of Directors has determined that each of the members of our Audit Committee is an "audit committee financial expert" as defined by the Securities and Exchange Commission. Each of them is also independent as that term is defined by the listing requirements of the New York Stock Exchange.

Code of Ethics

        In February 2003, our Board adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer and President, Chief Operating Officer, Chief Financial Officer and Chief Accounting Officer and is intended to qualify as a "code of ethics" as defined by rules recently adopted by the Securities and Exchange Commission. The Code is designed to deter wrongdoing and to promote:

  •
  honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

  •
  full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;

  •
  compliance with applicable governmental laws, rules and regulations;

  •
  prompt internal reporting to an appropriate person or persons identified in the Code of violations of the Code; and

  •
  accountability for adherence to the Code.

ITEM 11. Executive Compensation.

        See the information set forth in the sections of the Proxy Statement entitled "Compensation of Directors," "Summary Compensation Table," "Option Grants in the Last Fiscal Year," "Aggregated Option Exercises in 2002 and December 31, 2002 Option Values" and "Certain Employment Arrangements", which sections are incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

        See the information set forth in the sections of the Proxy Statement entitled "Ownership of Harrah's Entertainment Securities" and "Certain Stockholders," which sections are incorporated herein by reference.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by stockholders(2)	8,814,597	$31.30	4,431,877
Equity compensation plans not approved by stockholders(3)	189,675	47.03	10,325

Total	9,004,272	31.63	4,442,202

(1)
Excluding securities reflected in column (a).

(2)
Includes the Harrah's Entertainment, Inc. 2001 Executive Stock Incentive Plan

(3)
Includes the Harrah's Entertainment, Inc. 2001 Broad-Based Stock Incentive Plan, a description of which is set forth in Note 15 to the consolidated financial statements set forth on pages 34 through 54 of the Annual Report. The 2001 Broad-Based Stock Incentive Plan is intended to qualify as a "broadly-based" plan under Section 312.03 of the New York Stock Exchange Listed Company Manual.

ITEM 13. Certain Relationships and Related Transactions.

        See the information set forth in the section of the Proxy Statement entitled "Certain Relationships and Related Transactions," which section is incorporated herein by reference.

ITEM 14. Controls and Procedures.

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

        There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above. We determined that there were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

        (a)  1.    Financial statements of the Company (including related notes to consolidated financial statements)* filed as part of this report are listed below:

    Report of Independent Public Accountants.

    Consolidated Balance Sheets as of December 31, 2002 and 2001.

    Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000.

    Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2002, 2001 and 2000.

    Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000.

    2.
    Schedules for the years ended December 31, 2002, 2001 and 2000, are as follows:

No.
II	—Consolidated valuation and qualifying accounts
Schedules I, III, IV, and V are not applicable and have therefore been omitted.

*
Incorporated by reference from pages 33 through 55 of the Annual Report.

    3.
    Exhibits

No.
2(1)	Stock Purchase Agreement dated as of April 24, 2001 by and among Harrah's Entertainment, Inc., Colony HCR Voteco, LLC, Colony Investors III, L.P., and Harveys Casino Resorts. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed August 13, 2001, File No. 1-10410.)
2(2)
Agreement and Plan of Merger dated July 30, 2002 among Harrah's Operating Company, Inc., Satchmo Acquisition, Inc. and JCC Holding Company. (Incorporated by reference from the Company's Schedule 13D/A filed August 2, 2002, File No. 5-54911.)
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
**3(2)	Bylaws of Harrah's Entertainment, Inc., as amended November 12, 2002.
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
10(5)
Second Amended and Restated 364-Day Loan Agreement dated April 25, 2002 among Harrah's Entertainment, Inc. as Guarantor, Harrah's Operating Company, Inc. as Initial Borrower, The Lenders, Syndication Agent, Documentation Agents and Co-Documentation Agents and Bank of America, N.A. as Administrative Agent. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed August 13, 2002, File No. 1-10410.)
10(6)
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

10(7)
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
10(9)
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
10(10)
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
10(11)
Indenture, dated as of January 29, 2001, between Harrah's Operating Company, Inc., as Issuer, Harrah's Entertainment, Inc., as Guarantor, and Bank One Trust Company, N.A., as Trustee, relating to the 8.0% Senior Notes Due 2011. (Incorporated by reference from the Company's Annual Report on Form 10-K filed on March 28, 2001, File No. 1-10410.)
10(12)
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
10(13)
Registration Rights Agreement, dated January 29, 2001 among Harrah's Operating Company, Inc., Harrah's Entertainment, Inc., as Guarantor, and Salomon Smith Barney, Inc., on behalf of the Initial Purchasers, relating to the 8.00% Senior Notes Due 2011. (Incorporated by reference from the Company's Annual Report on Form 10-K filed on March 28, 2001, File No. 1-10410.)
10(14)
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

10(15)
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
10(18)
Tax Sharing Agreement, dated June 30, 1995, between The Promus Companies Incorporated and Promus Hotel Corporation. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed August 14, 1995, File No. 1-10410.)
†10(19)
Form of Indemnification Agreement entered into by The Promus Companies Incorporated and each of its directors and executive officers. (Incorporated by reference from the Company's Registration Statement on Form 10, File No. 1-10410, filed on December 13, 1989.)
†10(20)
Financial Counseling Plan of Harrah's Entertainment, Inc. as amended January 1996. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed March 6, 1996, File No. 1-10410.)
†10(21)
The Promus Companies Incorporated 1996 Non-Management Director's Stock Incentive Plan dated April 5, 1995. (Incorporated by reference from the Company's Proxy Statement for the May 26, 1995 Annual Meeting of Stockholders, filed April 25, 1995.)
†10(22)
Amendment dated February 20, 1997 to 1996 Non-Management Director's Stock Incentive Plan. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, filed May 13, 1997, File No. 1-10410.)
†10(23)
Amendment dated as of November 15, 2000 to the Harrah's Entertainment, Inc. Non-Management Directors Stock Incentive Plan. (Incorporated by reference from the Company's Annual Report on Form 10-K filed on March 28, 2001, File No. 1-10410.)
†10(24)
Description of Amendments to Benefits for Non-Management Directors, effective February 21, 2001. (Incorporated by reference from page 11 of the Company's Proxy Statement for the May 3, 2001 Annual Meeting of Shareholders, filed March 27, 2001.)

†10(25)
Summary Plan Description of Executive Term Life Insurance Plan. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed March 11, 1997, File No. 1-10410.)
†10(26)	Description of Executive Life Insurance Plan effective September 1, 2001. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed November 9, 2001, File No. 1-10410.)
†10(27)	Executive Supplemental Savings Plan dated February 21, 2001. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed May 11, 2001, File No. 1-10410.)
†10(28)	First Amendment, dated May 2, 2001, to the Executive Supplemental Savings Plan. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed August 13, 2001, File No. 1-10410.)
†10(29)
2001 Restatement of the Harrah's Entertainment, Inc. Executive Supplemental Savings Plan, amended and restated effective April 1, 2001. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed November 9, 2001, File No. 1-10410.)
†10(30)
Second Amendment to the 2001 Restatement of the Harrah's Entertainment, Inc. Executive Supplemental Savings Plan approved November 13, 2001. (Incorporated by reference from the Company's Annual Report on form 10-K for the fiscal year ended December 31, 2001 filed March 8, 2002, File No. 1-10410.)
**†10(31)	Third Amendment dated January 1, 2003 to the 2001 Restatement of the Harrah's Entertainment, Inc. Executive Supplemental Savings Plan.
†10(32)
Employment Agreement dated as of September 4, 2002, between Harrah's Entertainment, Inc. and Philip G. Satre. (Incorporated by reference from the Company's Annual Report on Form 10-Q filed November 12, 2002, File No. 1-10410.)
**†10(33)	Severance Agreement dated January 1, 2003, entered into with Philip G. Satre.
†10(34)
Amendment, dated as of May 9, 2001, to Deferred Compensation Agreement dated October 1, 1986, between Philip G. Satre and Harrah's Operating Company, Inc. successor to Harrah's Club, as amended January 1, 1987 and December 13, 1993. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed August 13, 2001, File No. 1-10410.)
†10(35)
Employment Agreement dated as of September 4, 2002, between Harrah's Entertainment, Inc. and Gary W. Loveman. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed November 12, 2002, File No. 1-10410.)
**†10(36)	Severance Agreement dated January 1, 2003 entered into with Gary W. Loveman.
†10(37)
Employment Agreement dated June 22, 2001 between Harrah's Operating Company, Inc. and Charles Atwood. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed March 8, 2002, File No. 1-10410.)

†10(38)
Severance Agreement dated April 23, 2001 between Harrah's Entertainment, Inc. and Charles L. Atwood. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed August 13, 2001, File No. 1-10410.)
**†10(39)	Severance Agreement dated January 1, 2003, commencing January 1, 2004, entered into with Charles L. Atwood.
†10(40)
Form of Employment Agreement dated April 1, 1998, between Harrah's Entertainment, Inc. and John M. Boushy. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 19, 1999, File No. 1-10410.)
†10(41)
Addendum dated April 1, 1998, to Employment Agreement between Harrah's Entertainment, Inc. and John M. Boushy. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 19, 1999, File No. 1-10410.)
†10(42)
Amendment to Employment Agreement, dated August 2, 2000, between Harrah's Operating Company, Inc. and John M. Boushy. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed November 13, 2000, File No. 1-10410.)
†10(43)
Amendment to Employment Agreement, dated April 30, 2001, between Harrah's Operating Company, Inc. and John M. Boushy. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed August 13, 2001, File No. 1-10410.)
**†10(43)(a)	Employment Agreement dated March 1, 2003 between Harrah's Operating Company, Inc. and John Boushy.
†10(44)
Form of Severance Agreement dated October 29, 1998 entered into with John M. Boushy. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed March 10, 1998, File No. 1-10410.)
**†10(45)	Severance Agreement dated January 1, 2003, commencing January 1, 2004, entered into with John M. Boushy.
†10(46)
Employment Agreement dated July 30, 1999, between Harrah's Operating Company, Inc. and Stephen H. Brammell. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed November 12, 1999, File No. 1-10410.)
†10(47)
Amendment to Employment Agreement dated August 2, 2000, between Harrah's Operating Company, Inc. and Stephen H. Brammell. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed November 13, 2000, File No. 1-10410.)
†10(48)
Severance Agreement dated July 30, 1999, between Harrah's Entertainment, Inc. and Stephen H. Brammell. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed November 12, 1999, File No. 1-10410.)
**†10(49)	Severance Agreement dated January 1, 2003, commencing January 1, 2004, entered into with Stephen H. Brammell.

†10(50)
Employment Agreement dated November 1, 1999, between Harrah's Operating Company, Inc. and Janis L. Jones. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed March 13, 2000, File No. 1-10410.)
†10(51)
Amendment to Employment Agreement, dated August 2, 2000, between Harrah's Operating Company, Inc. and Janis L. Jones. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed November 13, 2000, File No. 1-10410.)
†10(52)
Severance Agreement dated November 1, 1999, between Harrah's Entertainment, Inc. and Janis L. Jones. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed March 13, 2000, File No. 1-10410.)
**†10(53)	Severance Agreement dated January 1, 2003, commencing January 1, 2004, entered into with Janis L. Jones.
**†10(54)	Employment Agreement, dated January 1, 2003, between Harrah's Operating Company, Inc. and Richard E. Mirman.
†10(55)
Severance Agreement, dated April 27, 2000, between Harrah's Entertainment, Inc. and Richard Mirman. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed August 14, 2000, File No. 1-10410.)
**†10(56)	Severance Agreement dated January 1, 2003, commencing January 1, 2004, entered into with Richard E. Mirman.
**†10(57)	Employment Agreement dated as of September 4, 2002, between Harrah's Entertainment, Inc. and Timothy J. Wilmott.
**†10(58)	Severance Agreement dated January 1, 2003, entered into with Timothy J. Wilmott.
†10(59)
Employment Agreement dated May 7, 1999, between Harrah's Operating Company, Inc. and Marilyn G. Winn. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed August 12, 1999, File No. 1-10410.)
†10(60)
Amendment to Employment Agreement, dated August 2, 2000, between Harrah's Operating Company, Inc. and Marilyn G. Winn. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed November 13, 2000, File No. 1-10410.)
†10(61)
Severance Agreement dated May 7, 1999, between Harrah's Entertainment, Inc. and Marilyn G. Winn. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed August 12, 1999, File No. 1-10410.)
**†10(62)	Severance Agreement dated January 1, 2003, commencing January 1, 2004, entered into with Marilyn G. Winn.
†10(63)
2001 Restatement of Harrah's Entertainment, Inc. Savings and Retirement Plan, effective January 1, 2002. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed May 9, 2002, File No. 10410.)

†10(64)
The Promus Companies Incorporated 1990 Stock Option Plan, as amended July 29, 1994. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, filed August 11, 1994, File No. 1-10410.)
†10(65)
Amendment, dated April 5, 1995, to The Promus Companies Incorporated 1990 Stock Option Plan as adjusted on December 12, 1996. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed March 11, 1997, File No. 1-10410.)
†10(66)
Amendment, dated February 26, 1998, to the Harrah's Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 14, 1998, File No. 1-10410.)
†10(67)
Amendment, dated April 30, 1998, to the Harrah's Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 7, 1998, File No. 1-10410.)
†10(68)
Amendment, dated October 29, 1998, to the Harrah's Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 19, 1999, File No. 1-10410.)
†10(69)
The Promus Companies Incorporated 1990 Restricted Stock Plan. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1989, filed March 28, 1990, File No. 1-10410.)
†10(70)
Amendment, dated April 5, 1995, to The Promus Companies Incorporated 1990 Restricted Stock Plan. (Incorporated by reference from the Company's Proxy Statement for the May 26, 1995 Annual Meeting of Stockholders, filed April 25, 1995.)
†10(71)
Amendment, dated February 26, 1998, to the Harrah's Entertainment, Inc. 1990 Restricted Stock Plan. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 14, 1998, File No. 1-10410.)
†10(72)
Amendment, dated April 30, 1998, to the Harrah's Entertainment, Inc. 1990 Restricted Stock Plan. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 7, 1998, File No. 1-10410.)
†10(73)
Amendment, dated October 29, 1998, to the Harrah's Entertainment, Inc. 1990 Restricted Stock Plan. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 19, 1999, File No. 1-10410.)
†10(74)
Administrative Regulations, Long Term Compensation Plan (Restricted Stock Plan and Stock Option Plan) dated October 27, 1995. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed March 6, 1996, File No. 1-10410.)

†10(75)
Amendment to Administrative Regulations, Long Term Compensation Plan (Restricted Stock Plan and Stock Option Plan) dated December 12, 1996. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed March 11, 1997, File No. 1-10410.)
†10(76)
Administrative Regulations, effective July 25, 2001, of the Harrah's Entertainment, Inc. Long-Term Compensation Plan. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed November 9, 2001, File No. 1-10410.)
†10(77)
Deferred Compensation Plan dated October 16, 1991. (Incorporated by reference from Amendment No. 2 to the Company's and Embassy's Registration Statement on Form S-1, File No. 33-43748, filed March 18, 1992.)
†10(78)
Amendment, dated May 26, 1995, to The Promus Companies Incorporated Deferred Compensation Plan. (Incorporated by reference from the Company's Current Report on Form 8-K, filed June 15, 1995, File No. 1-10410.)
†10(79)
Amendment dated April 24, 1997, to Harrah's Entertainment, Inc.'s Deferred Compensation Plan. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed August 13, 1997, File No. 1-10410.)
†10(80)
Amendment dated as of November 15, 2000 to the Harrah's Entertainment, Inc. Deferred Compensation Plan. (Incorporated by reference from the Company's Annual Report on Form 10-K filed on March 28, 2001, File No. 1-10410.)
**†10(81)	Amendment dated as of February 26, 2003 to the Harrah's Entertainment, Inc. Deferred Compensation Plan.
†10(82)
Amended and Restated Executive Deferred Compensation Plan dated as of October 27, 1995. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed March 6, 1996, File No. 1-10410.)
†10(83)
Amendment dated April 24, 1997 to Harrah's Entertainment, Inc.'s Executive Deferred Compensation Plan. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed August 13, 1997, File No. 1-10410.)
†10(84)
Amendment dated April 30, 1998 to the Harrah's Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 7, 1998, File No. 1-10410.)
†10(85)
Amendment dated October 29, 1998 to the Harrah's Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 19, 1999, File No. 1-10410.)
†10(86)
Description of Amendments to Executive Deferred Compensation Plan. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, filed November 13, 1997, File No. 1-10410.)

†10(87)
Restated Amendment, dated July 18, 1996, to Harrah's Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed March 11, 1997, File No. 1-10410.)
†10(88)
Amendment dated as of November 15, 2000 to the Harrah's Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference from the Company's Annual Report on Form 10-K filed on March 28, 2001, File No. 1-10410.)
†10(89)
Amendment dated as of February 21, 2001 to the Harrah's Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed May 11, 2001, File No. 1-10410.)
**†10(90)	Amendment dated as of January 1, 2003 to the Harrah's Entertainment, Inc. Executive Deferred Compensation Plan.
†10(91)
Letter Agreement with Wells Fargo Bank Minnesota, N.A., dated August 31, 2000, concerning appointment as Escrow Agent under Escrow Agreement for deferred compensation plans. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed November 13, 2000, File No. 1-10410.)
†10(92)
Amendment to Escrow Agreement, dated April 26, 2000, between Harrah's Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A., Successor to Bank of America, N.A. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed November 13, 2000, File No. 1-10410.)
10(93)
Trust Agreement dated June 20, 2001 by and between Harrah's Entertainment, Inc. (the "Company") and Wells Fargo Bank Minnesota, N.A. (the "Trustee"). (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed November 9, 2001, File No. 1-10410.)
†10(94)
Time Accelerated Restricted Stock Award Plan ("TARSAP") program dated December 12, 1996. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed March 11, 1997, File No. 1-10410.)
†10(95)	Amendment to Harrah's Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed August 12, 1999, File No. 1-10410.)
†10(96)
Amendment to Harrah's Entertainment, Inc. 1990 Stock Option Plan, dated as of February 23, 2000. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed August 14, 2000, File No. 1-10410.)
†10(97)
Harrah's Entertainment, Inc. Senior Executive Incentive Plan approved by the Stockholders on April 27, 2000, following approval by the Company's Human Resources Committee of the Board of Directors on February 23, 2000, and the Board of Directors on February 24, 2000. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed August 14, 2000, File No. 1-10410.)
†10(98)	TARSAP Deferral Plan dated July 28, 1999. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed November 12, 1999, Filed No. 1-10410.)

†10(99)
TARSAP Deferral Plan—Deferral Agreement dated August 30, 1999, between Harrah's Entertainment, Inc. and Philip G. Satre. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed November 12, 1999, Filed No. 1-10410.)
†10(100)
TARSAP Deferral Plan—Deferral Agreement dated June 29, 2001, between Harrah's Entertainment, Inc. and Stephen H. Brammell. (Incorporated by reference from the Company's Annual Report on form 10-K for the fiscal year ended December 31, 2001, filed March 8, 2002, File No. 1-10410.)
†10(101)
TARSAP Deferral Plan—Deferral Agreement dated May 7, 2001, between Harrah's Entertainment, Inc. and Marilyn G. Winn. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed March 8, 2002, File No. 1-10410.)
**†10(102)	TARSAP Deferral Plan—Deferral Agreement dated August 30, 2002, between Harrah's Entertainment, Inc. and Stephen H. Brammell.
†10(103)
Time Accelerated Restricted Stock Award Plan II (TARSAP II) approved by the Human Resources Committee of the Board of Directors on April 26, 2000. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed August 14, 2000, File No. 1-10410.)
†10(104)
Description of amendment to Time Accelerated Restricted Stock Program (TARSAP II) approved by the Human Resources Committee of the Board of Directors on July 26, 2000. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed November 13, 2000, File No. 1-10410.)
†10(105)
Harrah's Entertainment, Inc.'s Restated Annual Management Bonus Plan dated February 2000. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed May 12, 2000, File No. 1-10410.)
†10(106)
Harrah's Entertainment, Inc. 2001 Executive Stock Incentive Plan approved by the Company's stockholders on May 3, 2001. (Incorporated by reference from the Company's Registration Statement on Form S-8 of Harrah's Entertainment, Inc., File No. 333-63856, filed June 26, 2001.)
**†10(107)	Amendment dated as of January 1, 2003 to the Harrah's Entertainment, Inc. 2001 Executive Stock Incentive Plan.
10(108)
Form of Four Year Unconditional Minimum Guaranty Agreement for Four Fiscal Year Period Beginning April 1, 2001 and Ending March 31, 2005, entered into as of March 31, 2001 by the Company in favor of the State of Louisiana. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed May 11, 2001, File No. 1-10410.)
**10(109)	Harrah's Entertainment, Inc. Code of Business Conduct and Ethics for Principal Officers, adopted February 26, 2003.
**11	Computations of per share earnings.
**12	Computations of ratios.
**13	Portions of Annual Report to Stockholders for the year ended December 31, 2002. (Filed herewith to the extent portions of such report are specifically incorporated herein by reference.)

**21	List of subsidiaries of Harrah's Entertainment, Inc.
**99	Description of Governmental Regulation.

**
Filed herewith.

†
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form pursuant to Item 14(c) of Form 10-K.

(b)
The following reports on Form 8-K were filed by the Company during the fourth quarter of 2002 and thereafter through March 7, 2003:

(i)
Form 8-K filed October 22, 2002, regarding third quarter earnings.

(ii)
Form 8-K filed December 12, 2002, regarding the acquisition of JCC Holding Company.

(iii)
Form 8-K filed February 4, 2003, regarding the re-audit of the Company's 2001 financial statements by Deloitte & Touche LLP.

(iv)
Form 8-K filed February 5, 2003, regarding fourth quarter and full year results for 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRAH'S ENTERTAINMENT, INC.
Dated: March 7, 2003	By:	/s/ GARY W. LOVEMAN Gary W. Loveman, Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BARBARA T. ALEXANDER Barbara T. Alexander	Director	March 7, 2003
/s/ FRANK J. BIONDI, JR. Frank J. Biondi, Jr.	Director	March 7, 2003
/s/ JOE M. HENSON Joe M. Henson	Director	March 7, 2003
/s/ RALPH HORN Ralph Horn	Director	March 7, 2003
/s/ GARY W. LOVEMAN Gary W. Loveman	Director, Chief Executive Officer and President	March 7, 2003
/s/ R. BRAD MARTIN R. Brad Martin	Director	March 7, 2003
/s/ GARY G. MICHAEL Gary G. Michael	Director	March 7, 2003
/s/ ROBER G. MILLER Robert G. Miller	Director	March 7, 2003
/s/ PHILIP G. SATRE Philip G. Satre	Director and Chairman	March 7, 2003
/s/ BOAKE A. SELLS Boake A. Sells	Director	March 7, 2003
/s/ EDDIE N. WILLIAMS Eddie N. Williams	Director	March 7, 2003
/s/ CHARLES L. ATWOOD Charles L. Atwood	Senior Vice President, Chief Financial Officer and Treasurer	March 7, 2003
/s/ ANTHONY D. MCDUFFIE Anthony D. McDuffie	Vice President, Controller and Chief Accounting Officer	March 7, 2003

CERTIFICATIONS

I, Gary W. Loveman, certify that:

        1.    I have reviewed this annual report on Form 10-K of Harrah's Entertainment, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003

By:	/s/ GARY W. LOVEMAN Gary W. Loveman Chief Executive Officer and President

I, Charles L. Atwood, certify that:

        1.    I have reviewed this annual report on Form 10-K of Harrah's Entertainment, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003

By:	/s/ CHARLES L. ATWOOD Charles L. Atwood Senior Vice President, Chief Financial Officer and Treasurer

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of and Stockholders
Harrah's Entertainment, Inc.
Las Vegas, Nevada

        We have audited the consolidated financial statements of Harrah's Entertainment, Inc. and subsidiaries ("Harrah's Entertainment") as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated February 5, 2003 (which report expresses an unqualified opinion and includes an explanatory paragraph as to Harrah's Entertainment's change in its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets"); such consolidated financial statements and report are included in your 2002 Annual Report and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Harrah's Entertainment, listed in Item 15(a)(2). This consolidated financial statement schedule is the responsibility of Harrah's Entertainment's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Las Vegas, Nevada
February 5, 2003

INDEPENDENT AUDITORS' CONSENT

        We consent to the incorporation by reference in Registration Statement Nos. 333-57214, 333-39840, 333-63854 and 333-63856 of Harrah's Entertainment, Inc. on the respective Forms S-8, of our reports dated February 5, 2003 (which reports express an unqualified opinion and include or refer to an explanatory paragraph relating to Harrah's Entertainment, Inc.'s change in its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets"), appearing in and incorporated by reference in the Annual Report on Form 10-K of Harrah's Entertainment, Inc. for the year ended December 31, 2002.

Deloitte & Touche LLP

Las Vegas, Nevada
March 6, 2003

Schedule II

HARRAH'S ENTERTAINMENT, INC.

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions from Reserves		Balance at Close of Period
YEAR ENDED DECEMBER 31, 2002
Allowance for doubtful accounts
Current	$60,958	$(1,401)	$8,225	$(10,917	)(A)	$56,865

Long-term	$24,989	$–	$–	$(24,834)		$155

Reserve for impairment of long-lived assets(C)	$14,314	$42	$—	$(4,076)		$10,280

Reserve for contingent liability exposure	$29,996	$5,000	$(13)	$(5,018)		$29,965

Insurance allowances and reserves	$67,516	$146,073	$–	$(139,806)		$73,783

YEAR ENDED DECEMBER 31, 2001
Allowance for doubtful accounts
Current(D)	$49,357	$4,886	$10,937	$(4,222	)(A)	$60,958

Long-term	$156	$–	$24,833	$–		$24,989

Reserve against investments in and advances to nonconsolidated affiliates(B)	$249,850	$–	$(24,833)	$(225,017)		$–

Reserve for impairment of long-lived assets(C)	$5,923	$8,501	$–	$(110)		$14,314

Reserve for contingent liability exposure	$48,741	$13	$–	$(18,758)		$29,996

Insurance allowances and reserves	$57,718	$159,568	$–	$(149,770)		$67,516

YEAR ENDED DECEMBER 31, 2000
Allowance for doubtful accounts
Current	$44,086	$8,900	$239	$(3,868	)(A)	$49,357

Long-term	$8,005	$(4,534)	$–	$(3,315)		$156

Reserve against investments in and advances to nonconsolidated affiliates(B)	$13,000	$236,850	$–	$–		$249,850

Reserve for impairment of long-lived assets(C)	$13,237	$5,923	$(2,385)	$(10,852)		$5,923

Reserve for contingent liability exposure	$878	$22,550	$26,191	$(878)		$48,741

Insurance allowances and reserves	$51,008	$94,184	$–	$(87,474)		$57,718

(A)
Uncollectible accounts written off, net of amounts recovered.

(B)
See Note 16 to our Consolidated Financial Statements.

(C)
Reduction of reserve due to disposition of property.

(D)
2001 amounts have been restated to reflect Harveys Colorado as discontinued operations.

SII-1

QuickLinks

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT
DOCUMENTS INCORPORATED BY REFERENCE
PART I
CASINO ENTERTAINMENT
Summary of Property Information
OTHER
PATENTS AND TRADEMARKS
COMPETITION
GOVERNMENTAL REGULATION
EMPLOYEE RELATIONS
PART II
PART III
PART IV
SIGNATURES
CERTIFICATIONS
INDEPENDENT AUDITORS' REPORT
INDEPENDENT AUDITORS' CONSENT
HARRAH'S ENTERTAINMENT, INC. CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS (In thousands)