Form 10-Q
period 2003-03-31
HARRAHS ENTERTAINMENT INC
filed 2003-05-08
CIK 858339

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2003
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

        At April 30, 2003, there were 109,682,243 shares of the Company's Common Stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

        The accompanying unaudited Consolidated Condensed Financial Statements of Harrah's Entertainment, Inc., a Delaware corporation, have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles in the United States. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our 2002 Annual Report to Stockholders.

HARRAH'S ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share amounts)	March 31, 2003	Dec. 31, 2002
ASSETS
Current assets
Cash and cash equivalents	$346,572	$415,884
Receivables, less allowance for doubtful accounts of $58,373 and $56,865	96,340	93,741
Deferred income taxes	62,571	61,659
Income tax refunds receivable	13,589	43,088
Prepayments and other	53,519	49,122
Inventories	21,316	22,743

Total current assets	593,907	686,237

Land, buildings, riverboats and equipment	5,837,756	5,761,312
Less: accumulated depreciation	(1,625,914)	(1,558,981)

	4,211,842	4,202,331
Assets of discontinued operations (Note 1)	23,104	23,097
Goodwill (Note 3)	929,383	925,315
Intangible assets (Note 3)	270,027	271,227
Investments in and advances to nonconsolidated affiliates	4,941	4,894
Deferred costs and other	241,095	236,948

	$6,274,299	$6,350,049

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$107,873	$111,365
Accrued expenses	478,203	453,374
Short-term debt (Note 6)	10,000	60,250
Current portion of long-term debt (Note 6)	1,588	1,466

Total current liabilities	597,664	626,455
Liabilities of discontinued operations (Note 1)	3,273	3,465
Long-term debt (Note 6)	3,614,527	3,763,066
Deferred credits and other	193,301	182,353
Deferred income taxes	266,969	263,661

	4,675,734	4,839,000

Minority interests	44,954	40,041

Commitments and contingencies (Notes 6, 8 and 9)
Stockholders' equity (Note 4)
Common stock, $0.10 par value, authorized–360,000,000 shares, outstanding–109,656,493 and 109,708,831 shares (net of 34,673,853 and 34,416,975 shares held in treasury)	10,966	10,971
Capital surplus	1,232,066	1,224,808
Retained earnings	333,282	260,297
Accumulated other comprehensive loss	(380)	(415)
Deferred compensation related to stock ownership plans	(22,323)	(24,653)

	1,553,611	1,471,008

	$6,274,299	$6,350,049

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH'S ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	First Quarter Ended
(In thousands, except per share amounts)	March 31, 2003	March 31, 2002
Revenues:
Casino	$949,494	$859,265
Food and beverage	158,538	146,095
Rooms	84,033	79,829
Management fees	16,819	16,858
Other	45,437	33,780
Less: casino promotional allowances	(185,986)	(161,136)

Total revenues	1,068,335	974,691

Operating expenses:
Direct
Casino	479,094	410,478
Food and beverage	62,108	60,017
Rooms	16,725	18,076
Depreciation and amortization	79,325	75,181
Write-downs, reserves and recoveries	851	(528)
Project opening costs	467	817
Corporate expense	12,104	10,684
Equity in losses/(income) of nonconsolidated affiliates	62	(5,745)
Amortization of intangible assets	1,199	1,382
Other	225,154	206,261

Total operating expenses	877,089	776,623

Income from operations	191,246	198,068
Interest expense, net of interest capitalized	(58,874)	(61,382)
Other income, including interest income	685	1,922

Income from continuing operations before income taxes and minority interests	133,057	138,608
Provision for income taxes	(49,101)	(49,407)
Minority interests	(3,160)	(4,177)

Income from continuing operations	80,796	85,024
Discontinued operations, net of income tax expense of $153 and $74	284	137

Income before cumulative effect of change in accounting principle	81,080	85,161
Cumulative effect of change in accounting principle, net of income tax benefit of $2,831	–	(91,169)

Net income/(loss)	$81,080	$(6,008)

Earnings/(loss) per share-basic
Income from continuing operations	$0.75	$0.76
Discontinued operations, net	–	–
Cumulative effect of change in accounting principle, net	–	(0.81)

Net income/(loss)	$0.75	$(0.05)

Earnings/(loss) per share-diluted
Income from continuing operations	$0.74	$0.75
Discontinued operations, net	–	–
Cumulative effect of change in accounting principle, net	–	(0.80)

Net income/(loss)	$0.74	$(0.05)

Weighted average common shares outstanding	108,489	111,885

Weighted average common and common equivalent shares outstanding	110,066	114,380

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH'S ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Quarter Ended
(In thousands)	March 31, 2003	March 31, 2002
Cash flows from operating activities
Net income/(loss)	$81,080	$(6,008)
Adjustments to reconcile net income/(loss) to cash flows from operating activities:
Earnings from discontinued operations, before income taxes	(437)	(211)
Cumulative effect of change in accounting principle, before income taxes	–	94,000
Depreciation and amortization	85,578	80,348
Write-downs, reserves and recoveries	851	(528)
Other noncash items	2,696	5,730
Deferred income taxes	2,396	7,473
Minority interests' share of income	3,160	4,177
Equity in losses/(income) of nonconsolidated affiliates	62	(5,745)
Net (gains)/losses from asset sales	(114)	571
Net change in long-term accounts	5,679	(7,128)
Net change in working capital accounts	36,547	19,905

Cash flows provided by operating activities	217,498	192,584

Cash flows from investing activities
Land, buildings, riverboats and equipment additions	(87,626)	(74,896)
Investments in and advances to nonconsolidated affiliates	(56)	(39)
Increase/(decrease) in construction payables	7,236	(6,165)
Proceeds from other asset sales	141	12,975
Other	(2,252)	(4,507)

Cash flows used in investing activities	(82,557)	(72,632)

Cash flows from financing activities
Borrowings under lending agreements, net of deferred financing costs of $4 in 2002	473,775	171,194
Repayments under lending agreements	(622,939)	(326,198)
Net short-term repayments	(50,250)	(13,000)
Scheduled debt retirements	(314)	(417)
Purchases of treasury stock	(8,120)	–
Minority interests' distributions, net of contributions	(1,748)	(2,851)
Proceeds from exercise of stock options	4,326	29,660
Other	780	687

Cash flows used in financing activities	(204,490)	(140,925)

Cash flows provided by discontinued operations	237	1,929

Net decrease in cash and cash equivalents	(69,312)	(19,044)
Cash and cash equivalents, beginning of period	415,884	356,601

Cash and cash equivalents, end of period	$346,572	$337,557

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH'S ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	First Quarter Ended
(In thousands)	March 31, 2003	March 31, 2002
Net income/(loss)	$81,080	$(6,008)

Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net of tax provision (benefit) of $19 and $(112)	35	(208)
Other, net of tax benefit of $156	–	(288)

	35	(496)

Comprehensive income/(loss)	$81,115	$(6,504)

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH'S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2003
(UNAUDITED)

Note 1—Basis of Presentation and Organization

        Harrah's Entertainment, Inc. ("Harrah's Entertainment", the "Company", "we", "our" or "us", and including our subsidiaries where the context requires) is a Delaware corporation. Our casino entertainment facilities, operating under the Harrah's, Rio, Showboat, and Harveys brand names, include casino hotels in Reno, Lake Tahoe, Las Vegas and Laughlin, Nevada; two casino hotel properties in Atlantic City, New Jersey; a casino hotel in Central City, Colorado; a land-based casino in New Orleans, Louisiana; riverboat and dockside casinos in Joliet and Metropolis, Illinois; East Chicago, Indiana; Council Bluffs, Iowa; Shreveport and Lake Charles, Louisiana; Tunica and Vicksburg, Mississippi; and North Kansas City and St. Louis, Missouri; a greyhound racetrack and land-based casino in Council Bluffs, Iowa; and a thoroughbred racetrack in Bossier City, Louisiana. We also manage casinos on Indian lands near Phoenix, Arizona; Cherokee, North Carolina; Topeka, Kansas; and San Diego, California.

        In fourth quarter 2002, we entered into a definitive agreement to sell Harveys Wagon Wheel Hotel/Casino in Central City, Colorado. Closing of the transaction is expected to occur in second quarter 2003. This sale will not have a material effect on our financial results. The Colorado property is presented in our Consolidated Condensed Financial Statements as discontinued operations, and our 2002 results have been reclassified to reflect that property as discontinued operations.

Note 2—Stock-based Employee Compensation

        As allowed under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," we apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees, "and related interpretations to account for our employee stock-based compensation plans and, accordingly, do not recognize compensation expense. Furthermore, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

        SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," an amendment of SFAS No. 123, requires that companies provide disclosure regarding the pro forma impact of the provisions of SFAS No. 123 in interim financial statements. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123 to stock-based employee compensation.

	First Quarter Ended
(In thousands, except earnings/(loss) per share)	March 31, 2003	March 31, 2002
Net income/(loss), as reported	$81,080	$(6,008)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,664)	(5,050)

Pro forma net income	$77,416	$(11,058)

Earnings/(loss) per share:
Basic–as reported	$0.75	$(0.05)
Basic–pro forma	$0.71	$(0.10)
Diluted–as reported	$0.74	$(0.05)
Diluted–pro forma	$0.70	$(0.10)

Note 3—Goodwill and Other Intangible Assets

        The following tables set forth information concerning our goodwill and other intangible assets as of March 31, 2003:

(in thousands)	Balance at December 31, 2002	Additions or Adjustments	Impairment Losses	Balance at March 31, 2003
Goodwill	$925,315	$4,068	$—	$929,383

Nonamortizing intangible assets:
Trademarks	$139,624	$—	$—	$139,624
Gaming rights	62,300	—	—	62,300

Total	$201,924	$—	$—	$201,924

(in thousands)		Gross Carrying Amount	Accumulated Amortization	Balance at March 31, 2003
Amortizing intangible assets:
Contract rights		$63,000	$(4,533)	$58,467
Customer relationships		13,100	(3,464)	9,636

Total		$76,100	$(7,997)	$68,103

        The aggregate amortization expense for the quarter ended March 31, 2003, for those assets that will continue to be amortized under the provisions of SFAS No. 142 was $1.2 million. Estimated annual amortization expense for those assets for the years ending December 31, 2003, 2004, 2005, 2006 and 2007 is $4.8 million, $4.8 million, $4.8 million, $4.5 million and $3.8 million, respectively.

        With our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," in first quarter 2002, we completed our implementation review of the goodwill and other intangible assets arising from our prior acquisitions and recorded non-recurring impairment charges of $91.2 million, net of tax benefits of $2.8 million. These charges, which are reported in our Consolidated Condensed Statements of Operations as a change in accounting principle, relate to goodwill and the trademark acquired in our 1999 acquisition of Rio Hotel and Casino, Inc. ("Rio").

Note 4—Acquisitions

Jazz Casino Company

        On June 7, 2002, we acquired additional shares of the common stock of JCC Holding Company, which, together with its subsidiary Jazz Casino Company LLC (collectively, "JCC"), owns and operates the Harrah's casino in New Orleans, Louisiana. The acquisition of these shares increased our ownership in JCC from 49% to 63% and required a change of our accounting treatment for our investment in JCC from the equity method to consolidation of JCC in our financial statements. We began consolidating JCC in our financial results on June 7, 2002. On December 10, 2002, we acquired all remaining shares of JCC's stock to increase our ownership to 100%.

        We paid $72.4 million ($10.54 per share) for the additional ownership interest in JCC, acquired approximately $45.8 million of JCC's debt, assumed approximately $28.2 million of JCC's Senior Notes, which we subsequently retired, and incurred approximately $2.2 million of acquisition costs. We financed the acquisition and retired JCC's debt with funds from various sources, including cash flows from operations and borrowings under established debt programs.

        The purchase price allocation arising from our acquisition of the additional ownership of JCC is in process and will be completed within one year of the acquisition.

        We acquired the remaining ownership interest in JCC in order to streamline the decision-making process, which we expect will allow us to take steps to improve business at the property more quickly.

Louisiana Downs

        On December 20, 2002, we acquired a controlling interest in Louisiana Downs, a thoroughbred racetrack in Bossier City, Louisiana. The agreement gives Harrah's a 95% ownership interest in a company that now owns both Louisiana Downs and Harrah's Shreveport. We plan to install slot machines at the racetrack and expand and renovate the entertainment facility, which will be the only land-based gaming facility in northwestern Louisiana. Plans call for Louisiana Downs to offer approximately 900 slot machines by the time racing season begins in June 2003. We expect to open a new, permanent facility with approximately 1,500 slot machines by June 2004.

        We paid approximately $85.2 million, including $29.3 million in short-term notes that were paid in full in January 2003 and $9.5 million in equity interest in Harrah's Shreveport for the interest in Louisiana Downs and approximately $0.2 million of acquisition costs. We financed the acquisition with funds from various sources, including cash flows from operations and borrowings under established debt programs. Since this acquisition was completed late in 2002, the purchase price allocation, including the equity interest in Harrah's Shreveport that was contributed to the new company that now owns both Louisiana Downs and Harrah's Shreveport, is in its early stages and is expected to be completed by fourth quarter 2003. The results of Louisiana Downs' operations were included in our financial results since the date of acquisition.

Note 5—Stockholders' Equity

        In addition to its common stock, Harrah's Entertainment has the following classes of stock authorized but unissued:

  Preferred stock, $100 par value, 150,000 shares authorized
  Special stock, $1.125 par value, 5,000,000 shares authorized—
      Series A Special Stock, 2,000,000 shares designated

        In November 2002, our Board of Directors authorized the purchase of up to three million shares of the Company's stock in the open market. These repurchases are funded through available cash and borrowings from our bank facility (see Note 5). During first quarter 2003, 250,000 shares were purchased at an average price of $32.48, leaving 2.75 million shares available for purchase pursuant to the authorization, which expires December 31, 2003.

Note 6—Debt

Bank Facilities

        At March 31, 2003, the Company had revolving credit and letter of credit facilities (the "Bank Facility"), which provided us with borrowing capacity of $1.857 billion. The Bank Facility consisted of a five-year $1.525 billion revolving credit and letter of credit facility maturing in 2004 and a separate $332 million 364-day revolving credit facility, which was renewable annually at the borrower's and lenders' options. As of March 31, 2003, the Bank Facility bore interest based upon 80 basis points over LIBOR for current borrowings under the five-year facility and 85 basis points over LIBOR for the 364-day facility. In addition, there was a facility fee for borrowed and unborrowed amounts, which was 20 basis points on the five-year facility and 15 basis points on the 364-day facility. The interest rate and facility fee were based on our current debt ratings and leverage ratio and could change as our debt ratings and leverage ratio changed. There was an option on each facility to borrow at the prime rate. As of March 31, 2003, $1.2 billion in borrowings were outstanding under the Bank Facility with an additional $45.5 million committed to back letters of credit. After consideration of these borrowings, $611.5 million of additional borrowing capacity was available to the Company as of March 31, 2003.

        On April 29, 2003, we entered into an agreement for new credit facilities for up to $1.9625 billion in borrowings, replacing the Bank Facility discussed above. The new credit facilities consist of a five-year revolving credit facility for up to $1.0625 billion and a five-year term reducing facility for up to $900 million. Interest on the new credit facilities is based on our debt ratings and leverage ratio and is subject to change. As of April 29, 2003, the new credit facilities bore interest based upon 105 basis points over LIBOR and bore a facility fee for borrowed and unborrowed amounts based upon 25 basis points over LIBOR. At our option, we may also borrow at the prime rate under the new credit facilities. Covenants of the new credit facilities are identical, in all material respects, to those of the Bank Facility that was replaced.

        With the retirement of our Bank Facility, a charge of approximately $2.2 million for unamortized deferred financing costs will be recorded in second quarter 2003. In compliance with SFAS No. 145 (See Note 10), the resulting loss on the early extinguishment of debt no longer qualifies for presentation as an extraordinary item.

Commercial Paper

        To provide the Company with cost-effective borrowing flexibility, we have a $200 million commercial paper program that is used to borrow funds for general corporate purposes. Although the debt instruments are short-term in tenor, they are classified as long-term because the commercial paper is backed by our Bank Facility, and we have committed to keep available capacity under our Bank Facility in an amount equal to or greater than amounts borrowed under this program. At March 31, 2003, $76.0 million was outstanding under this program.

Short-term Debt

        In a program designed for short-term borrowings at lower interest rates than the rates paid under our Bank Facility, we have an uncommitted line of credit agreement with a lender pursuant to which we can borrow up to $31 million. Borrowings bear interest at current market rates. At March 31, 2003, we had borrowed $10 million under this agreement. This agreement does not decrease our borrowing capacity under our Bank Facility.

Note 7—Supplemental Cash Flow Disclosures

Cash Paid for Interest and Taxes

        The following table reconciles our interest expense, net of interest capitalized, per the Consolidated Condensed Statements of Operations, to cash paid for interest:

	First Quarter Ended
(in thousands)	March 31, 2003	March 31, 2002
Interest expense, net of amount capitalized	$58,874	$61,382
Adjustments to reconcile to cash paid for interest:
Net change in accruals	(8,509)	(4,285)
Amortization of deferred finance charges	(1,387)	(1,245)
Net amortization of discounts and premiums	(281)	(281)

Cash paid for interest, net of amount capitalized	$48,697	$55,571

Cash (refunds) of income taxes, net of payments	$(29,393)	$(14,151)

Note 8—Commitments and Contingent Liabilities

Contractual Commitments

        We continue to pursue additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties, guarantees by the Company of third-party debt and development completion guarantees.

        We may guarantee all or part of the debt incurred by Indian tribes, with which we have entered into a management contract, to fund development of casinos on the Indian lands. For all existing guarantees of Indian debt, we have obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, that the value of such property would satisfy our obligations in the event these guarantees were enforced. Additionally, we have received limited waivers from the Indian tribes of their sovereign immunity to allow us to pursue our rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken. The aggregate outstanding balance as of March 31, 2003, of Indian debt that we have guaranteed was $231.9 million. The outstanding balance of all of our debt guarantees at March 31, 2003 was $242.3 million. Our maximum obligation under all of our debt guarantees is $259.7 million. Our obligations under these debt guarantees extend through October 2007. One of our guarantees of the debt for a casino on Indian lands was modified in first quarter 2003, triggering the requirement under Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to recognize a liability for the estimated fair value of that guarantee. A liability and corresponding asset of $7.0 million were recorded and are being amortized over the life of the related credit agreement.

        In March 2003, we entered into an agreement with the State of Louisiana whereby we extended our guarantee of an annual payment obligation of JCC, our wholly-owned subsidiary, of $60 million owed to the State of Louisiana. The guarantee was extended for one year to end March 31, 2006.

        Excluding debt guarantees discussed above, as of March 31, 2003, we had commitments and contingencies of $404.5 million, including construction-related commitments.

        The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs. In the event that insufficient cash flow is generated by the operations of the Indian-owned properties to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. As of March 31, 2003, our aggregate monthly commitment for the minimum guaranteed payment pursuant to these contracts for the four managed Indian-owned facilities now open, which extend for periods of up to fifty-eight months from March 31, 2003, is $1.2 million. The maximum exposure for the minimum guaranteed payments to the tribes is unlikely to exceed $30.7 million as of March 31, 2003.

Severance Agreements

        As of March 31, 2003, we have severance agreements with thirty-five of our senior executives, which provide for payments to the executives in the event of their termination after a change in control, as defined. These agreements provide, among other things, for a compensation payment of 1.5 to 3.0 times the executive's average annual compensation, as defined, as well as for accelerated payment or accelerated vesting of any compensation or awards payable to the executive under any of our incentive plans. The estimated amount, computed as of March 31, 2003, that would be payable under the agreements to these executives based on the compensation payments and stock awards aggregated approximately $97.0 million. The estimated amount that would be payable to these executives does not include an estimate for the tax gross-up payment, provided for in the agreements, that would be payable to the executive if the executive becomes entitled to severance payments which are subject to federal excise tax imposed on the executive.

Self-Insurance

        We are self-insured for various levels of general liability, workers' compensation and employee medical coverage. We also have stop loss coverage to protect against unexpected claims. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims.

Note 9—Litigation

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

Note 10—Recently Issued Accounting Standards

        During second quarter 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which we implemented on January 1, 2003. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The implementation of SFAS No. 143 did not have a significant impact on our financial statements.

        In second quarter 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which all but eliminates the presentation in income statements of debt extinguishments as extraordinary items. For our company, SFAS No. 145 was effective for our first fiscal year beginning after May 15, 2002. We implemented SFAS No. 145 on January 1, 2003, with no impact on our results of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which generally requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We implemented SFAS No. 146 on January 1, 2003, with no impact on our results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," an amendment of SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. SFAS No. 148 also requires disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement No. 148 were effective for fiscal years ending after December 15, 2002, and the annual disclosure provisions were implemented in our 2002 Annual Report. We implemented the interim disclosure provisions in first quarter 2003.

        In November 2002, the FASB published Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. See Note 8 for a discussion of a guarantee that was modified in first quarter 2003. The disclosure requirements of Interpretation No. 45 were implemented in our 2002 Annual Report.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as "special-purpose entities." Companies are required to apply the provisions of FIN 46 prospectively for all variable interest entities created after January 31, 2003. For public companies, all interests acquired before February 1, 2003, must follow the new rules in accounting periods beginning after June 15, 2003. FIN 46 is expected to have no impact on our results of operations or financial position.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

        The following discussion and analysis of the financial position and operating results of Harrah's Entertainment, Inc. (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as "Harrah's Entertainment", the "Company", "we", "our" and "us") for first quarter 2003 and 2002, updates, and should be read in conjunction with, Management's Discussion and Analysis of Financial Condition and Results of Operations presented in our 2002 Annual Report.

OPERATING RESULTS AND DEVELOPMENT PLANS

Overall

	First Quarter
(In millions, except earnings/(loss) per share)			Percentage Increase/ (Decrease)
	2003	2002
Casino revenues	$949.5	$859.3	10.5%
Total revenues	1,068.3	974.7	9.6%
Income from operations	191.2	198.1	(3.5)%
Income from continuing operations	80.8	85.0	(4.9)%
Net income/(loss)	81.1	(6.0)	N/M
Earnings/(loss) per share-diluted
From continuing operations	0.74	0.75	(1.3)%
Net income/(loss)	0.74	(0.05)	N/M
Operating margin	17.9%	20.3%	(2.4	)pts

        First quarter 2003 revenues increased 9.6% over first quarter 2002 due primarily to the consolidation of Harrah's New Orleans into our financial results subsequent to our acquisition of a controlling interest in that property on June 7, 2002. Record revenues from our Nevada properties and from Harrah's Atlantic City more than offset revenue declines in some of our riverboat markets. Income from continuing operations was 4.9% below first quarter last year due to reduced results in several of our riverboat markets, which were affected by higher gaming taxes, poor weather and aggressive competitor marketing during the quarter. Net income in first quarter 2002 reflected the cumulative effect of a change in accounting principle for impairment charges for Rio's goodwill and trademark.

        To facilitate discussion of our operating results, our properties have been grouped as follows:

West	East	North Central	South Central	Managed/Other
Harrah's Reno	Harrah's Atlantic City	Harrah's Joliet	Harrah's Shreveport	Harrah's Ak-Chin
Harrah's/Harveys Lake Tahoe	Showboat Atlantic City	Harrah's East Chicago	Harrah's Vicksburg	Harrah's Cherokee
Bill's		Harrah's North Kansas City	Harrah's Lake Charles	Harrah's Prairie Band
Harrah's Las Vegas		Harrah's Council Bluffs	Harrah's Tunica	Harrah's Rincon
Rio		Bluffs Run	Harrah's New Orleans (after June 7, 2002)	Harrah's New Orleans (prior to June 7, 2002)
Harrah's Laughlin		Harrah's St. Louis	Louisiana Downs
Harrah's Metropolis

West Results

	First Quarter
(In millions)			Percentage Increase/ (Decrease)
	2003	2002
Casino revenues	$220.6	$196.0	12.6%
Total revenues	332.4	300.1	10.8%
Income from operations	56.9	42.2	34.8%
Operating margin	17.1%	14.1%	3.0	pts

        Aided by mild weather that kept travel disruptions at a minimum, each of our Western Region properties posted higher first quarter revenues in 2003 than in 2002, contributing to a record for first quarter revenues in our Western Region. Revenues at our Lake Tahoe properties, which benefited from improved retail play, were 9.3% higher than in first quarter 2002, and Harrah's Reno increased revenues 10.5% over first quarter 2002. Our Southern Nevada properties increased revenues by 11.3%, to a first quarter record level, over first quarter 2002, when room rates and walk-in traffic were down in Las Vegas as that destination resort area continued to recover from the effects on travel of the September 11, 2001, terrorist attacks.

        First quarter 2003 income from operations increased 34.8% over first quarter 2002, driven by the higher revenues in the Western Region, cost synergies of the Harrah's/Harveys properties in Lake Tahoe and improved operating margins at our Southern Nevada properties.

East Results

	First Quarter
(In millions)			Percentage Increase/ (Decrease)
	2003	2002
Casino revenues	$186.6	$178.3	4.7%
Total revenues	178.4	172.0	3.7%
Income from operations	43.6	41.4	5.3%
Operating margin	24.4%	24.1%	0.3	pts

        Our Eastern Region properties reported record revenues in first quarter 2003, led by a 9.4% increase in revenues over first quarter 2002 at Harrah's Atlantic City, despite a decline in revenues in that market caused by severe winter storms that hit the region in February. Harrah's Atlantic City's record revenues were aided by a new hotel tower that opened in second quarter 2002, 500 slot machines added in second quarter 2002 and the addition of another 500 machines at the end of fourth quarter 2002. While Showboat Atlantic City's first quarter revenues were 3.1% below first quarter last year, that property also out-performed the market revenue growth in first quarter.

        Income from operations at Harrah's Atlantic City was 7.6% higher than in first quarter 2002, and Showboat Atlantic City's income from operations was 0.7% above last year's first quarter.

        Construction is on-going on a $90 million, 544-room hotel tower at Showboat Atlantic City, which is expected to open in second quarter 2003. As of March 31, 2003, $62.8 million had been spent on this project. Construction began in first quarter 2003 on a project that will redesign the boardwalk façade and entrance of Showboat Atlantic City, provide additional gaming space with approximately 450 slot machines, create a new bar/stage/dance floor area, improve an inter-property walkway entrance to Showboat and add a food court dining area. This project is expected to cost approximately $35 million, $1.9 million of which had been spent as of March 31, 2003, and completion is targeted in phases with the final phase scheduled for the fourth quarter of 2003.

North Central Results

	First Quarter
(In millions)			Percentage Increase/ (Decrease)
	2003	2002
Casino revenues	$355.8	$366.4	(2.9)%
Total revenues	346.7	364.0	(4.8)%
Income from operations	65.2	92.3	(29.4)%
Operating margin	18.8%	25.4%	(6.6	)pts

        Chicagoland/Illinois—Combined first quarter 2003 revenues at Harrah's Joliet, Harrah's East Chicago and Harrah's Metropolis fell 3.4% from last year's first quarter record revenues. Combined income from operations was 34.0% below first quarter last year due primarily to increases in state gaming taxes, which were effective July 1, 2002. Combined state gaming taxes were $13.2 million more in first quarter 2003 than in first quarter 2002. Competitive pressures in the East Chicago and Joliet markets and winter storms in February 2003 at all three properties also contributed to the lower operating results.

        Subsequent to first quarter 2003, legislation was passed in Indiana that may result in additional gaming taxes due for 2002 and 2003. If this legislation is signed into law as anticipated, we will record additional gaming taxes of approximately $2.0 million in second quarter 2003.

        Missouri—First quarter revenues at our Missouri properties decreased 7.5% and income from operations was 28.6% below last year's first quarter. Winter storms in February 2003 and competitive pressures in the St. Louis market drove the decline in revenues and income from operations. Development has begun on a $75 million expansion of Harrah's St. Louis, which will include a second hotel tower, redesign of the hotel lobby, new valet parking areas, the addition of parking garage express ramps and the expansion of two restaurants and other amenities. The expansion project is expected to be completed in mid-to-late 2004.

        Iowa—Revenues for first quarter 2003 from our Iowa properties were 3.6% below first quarter 2002 revenues, and income from operations was 3.4% below first quarter 2002. Higher gaming taxes at our Bluffs Run property and winter storms in the market drove the decline in 2003 operating results.

        The Iowa Supreme Court issued an opinion in June 2002 that has the effect of reducing the gaming tax rate on gaming revenues earned by casinos at racetracks operating in the state, including our Bluffs Run Casino. Casinos at racetracks were taxed at a higher rate (34%) than the casinos on riverboats operating in Iowa (20%). The Court ruled this disparity was unconstitutional. The Iowa Supreme Court denied the State's petition for rehearing and remanded the case to the Iowa District Court for determination of the appropriate relief. The lower court subsequently ruled that all taxes paid above the 20% rate of the riverboats had to be refunded. The State appealed the Iowa Supreme Court's decision to the United States Supreme Court and in April 2003, the United States Supreme Court heard the case. No decision has been issued. We have followed the instructions of the Iowa Racing and Gaming Commission to pay taxes at the 20% rate for Bluffs Run. However, given the uncertainty of this situation, we have continued to accrue gaming taxes at the higher rate, and we will continue this practice until this matter is clarified and our ultimate tax exposure is known. Depending upon future changes in the gaming tax rate imposed by the Iowa legislature, an additional payment based on a multiple of the calculated annual savings may be due to Iowa West Racing Association ("Iowa West"), the entity holding the pari-mutuel and gaming license for the Bluffs Run Casino and with whom we have a management agreement to operate that property. Any additional payment that may be due to Iowa West would increase goodwill related to our acquisition of Harveys.

South Central Results

	First Quarter
(In millions)			Percentage Increase/ (Decrease)
	2003	2002
Casino revenues	$186.5	$118.4	57.5%
Total revenues	189.5	119.4	58.7%
Income from operations	30.8	23.0	33.9%
Operating margin	16.3%	19.3%	(3.0	)pts

        Louisiana—Combined first quarter 2003 revenues from our Louisiana properties were 79.1% higher than in first quarter 2002 and income from operations was 38.8% higher than last year's first quarter due to the consolidation of Harrah's New Orleans into our financial results effective June 7, 2002, following our acquisition of a controlling interest in that property. New Orleans contributed $73.0 million in revenues and $15.2 million in income from operations to our first quarter 2003 South Central Region results. Louisiana Downs, a thoroughbred racetrack that we acquired in December 2002, contributed $4.0 million in revenues in first quarter 2003 but had $0.8 million in losses from operations. Our Lake Charles property continues to be affected by increased competition in the area and highway construction that impacts customer access. At Shreveport, increased competitive pressures and higher gaming taxes contributed to a decline in operating results at that property. Shreveport's gaming taxes increased one percentage point in April 2002, and increased an additional one percentage point on April 1, 2003.

        Mississippi—Combined first quarter revenues at our Mississippi properties decreased approximately $0.5 million from first quarter 2002, but income from operations was $0.2 million higher than in the same quarter last year.

Managed Casinos and Other

        Our managed and other results were higher than in first quarter 2002 due to the inclusion of management fees from Harrah's Rincon Casino and Resort, which opened in August 2002. Partially offsetting the increased fees were lower fee structures at three of our managed casinos and the absence of fees from Harrah's New Orleans subsequent to that property's consolidation into our financial results following our acquisition of a controlling interest in June 2002.

        Construction is scheduled to begin in second quarter 2003 on a $55 million expansion project at Harrah's Prairie Band. The expansion will include the addition of 198 hotel rooms, a 12,000-square-foot convention center and a new restaurant. The project is expected to be complete in late 2004.

        Construction costs of Indian casinos and hotels have been funded by the tribes or by the tribes' debt, some of which we guarantee. See DEBT AND LIQUIDITY for further discussion of Harrah's guarantees of debt related to Indian projects.

Other Factors Affecting Net Income

	First Quarter
(In millions)			Percentage Increase/ (Decrease)
	2003	2002
(Income)/expense
Development costs	$2.8	$1.7	64.7%
Corporate expense	12.1	10.7	13.1%
Equity in losses/(income) of nonconsolidated affiliates	0.1	(5.7)	N/M
Interest expense, net	58.9	61.4	(4.1)%
Other income	(0.7)	(1.9)	(63.2)%
Effective tax rate	36.9%	35.6%	1.3	pts
Minority interests	$3.2	$4.2	(23.8)%
Discontinued operations, net of income taxes	(0.3)	(0.1)	N/M
Change in accounting principle, net of taxes	–	91.2	N/M

        Development costs for first quarter of 2003 were higher than in first quarter last year due to increased development activities in many jurisdictions considering allowing development and operation of casinos or casino-like operations

        Corporate expense increased 13.1% in first quarter 2003 from the prior year due to the timing of certain expenses.

        Equity in losses/(income) of nonconsolidated affiliates was lower in first quarter 2003 than in the first quarter last year when our share of earnings from Harrah's New Orleans was included. We began consolidating the results of Harrah's New Orleans on June 7, 2002, when we acquired a controlling interest in the ownership of that property.

        Although the Company's average debt balance was higher in first quarter 2003 than in the comparable quarter last year due to the acquisitions of Louisiana Downs and the additional ownership interest in JCC Holding Company and our share repurchase program, interest expense decreased in first quarter 2003 from 2002 due to lower interest rates on variable-rate debt. The average interest rate on our variable-rate debt was 2.2% at March 31, 2003, compared to 2.8% at March 31, 2002. An increase in interest rates could have a material effect on our financial results. For example, assuming a constant outstanding balance for our variable rate debt for the next twelve months, a hypothetical 1% increase in interest rates would increase interest expense for the next twelve months by approximately $12.9 million, or $3.2 million per quarter. Our variable-rate debt represents approximately 35% of our total debt, while our fixed-rate debt is approximately 65% of our total debt.

        Other income was slightly lower in first quarter 2003 than in first quarter last year due to lower interest income in 2003 resulting from the acquisition of controlling interest in Harrah's New Orleans and the inclusion in first quarter 2002 of net proceeds from litigation settlements.

        The effective tax rates for both periods are higher than the federal statutory rate due primarily to state income taxes. Our effective tax rate was higher in first quarter 2003 than in first quarter last year due to the exposure to higher state income taxes.

        Minority interests reflect minority owners' shares of income at joint venture casinos, which decreased in 2003 from the prior year as a result of lower earnings from a joint venture property.

        Discontinued operations reflect the results of Harveys Wagon Wheel Hotel/Casino in Central City, Colorado, the sale of which we expect to complete in the second quarter of 2003. 2002 results for the Colorado property have been reclassified to conform to the 2003 presentation.

        In connection with our adoption on January 1, 2002 of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," we completed our implementation review of the intangible assets arising from prior acquisitions and recorded non-recurring impairment charges of $91.2 million, net of tax benefits of $2.8 million, in first quarter 2002. The charges relate to intangible assets acquired in the company's 1999 acquisition of Rio Hotel and Casino, Inc. Due to the impairment charges recorded as a result of the change in accounting principle, the company reported a loss for first quarter 2002.

CAPITAL SPENDING AND DEVELOPMENT

        In addition to the specific development and expansion projects discussed in the Operating Results and Development Plans section, we perform on-going refurbishment and maintenance at our casino entertainment facilities to maintain our quality standards. We also continue to pursue development and acquisition opportunities for additional casino entertainment facilities that meet our strategic and return on investment criteria. Prior to the receipt of necessary regulatory approvals, the costs of pursuing development projects are expensed as incurred. Construction-related costs incurred after the receipt of necessary approvals are capitalized and depreciated over the estimated useful life of the resulting asset. Project opening costs are expensed as incurred.

        Our planned development projects, if they go forward, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. Cash needed to finance projects currently under development as well as additional projects pursued is expected to be made available from operating cash flows, bank borrowings (see DEBT AND LIQUIDITY), joint venture partners, specific project financing, guarantees of third-party debt and, if necessary, additional debt and/or equity offerings. Our capital spending for the first three months of 2003 totaled approximately $89.9 million. Estimated total capital expenditures for 2003 are expected to be between $400 million and $450 million.

DEBT AND LIQUIDITY

        We generate substantial cash flows from operating activities, as reflected on the Consolidated Condensed Statements of Cash Flows. For first quarter 2003, we reported cash flows from operating activities of $217.5 million, a 12.9% increase over the $192.6 million reported in first quarter 2002. These cash flows reflect the impact on our consolidated operations of the success of our marketing and merchandizing programs, our strategic acquisitions, on-going cost containment focus and favorable variable interest rates.

        We use the cash flows generated by the Company to fund reinvestment in existing properties for both refurbishment and expansion projects, pursue additional growth opportunities via strategic acquisitions of existing companies or properties and new development opportunities and return of capital to our shareholders in the form of stock repurchase programs. When necessary, we supplement the cash flows generated by our operations with funds provided by financing activities to balance our cash requirements.

        Our cash and cash equivalents totaled approximately $346.6 million at March 31, 2003, compared to $337.6 million at March 31, 2002.

Bank Facilities

        At March 31, 2003, the Company had revolving credit and letter of credit facilities (the "Bank Facility"), which provided us with borrowing capacity of $1.857 billion. The Bank Facility consisted of a five-year $1.525 billion revolving credit and letter of credit facility maturing in 2004 and a separate $332 million 364-day revolving credit facility, which was renewable annually at the borrower's and lenders' options. As of March 31, 2003, the Bank Facility bore interest based upon 80 basis points over LIBOR for current borrowings under the five-year facility and 85 basis points over LIBOR for the 364-day facility. In addition, there was a facility fee for borrowed and unborrowed amounts, which was 20 basis points on the five-year facility and 15 basis points on the 364-day facility. The interest rate and facility fee were based on our current debt ratings and leverage ratio and could change as our debt ratings and leverage ratio changed. There was an option on each facility to borrow at the prime rate. As of March 31, 2003, $1.2 billion in borrowings were outstanding under the Bank Facility with an additional $45.5 million committed to back letters of credit. After consideration of these borrowings, $611.5 million of additional borrowing capacity was available to the Company as of March 31, 2003.

        On April 29, 2003, we entered into an agreement for new credit facilities for up to $1.9625 billion in borrowings, replacing the Bank Facility discussed above. The new credit facilities consist of a five-year revolving credit facility for up to $1.0625 billion and a five-year term reducing facility for up to $900 million. Interest on the new credit facilities is based on our debt ratings and leverage ratio and is subject to change. As of April 29, 2003, the new credit facilities bore interest based upon 105 basis points over LIBOR and bore a facility fee for borrowed and unborrowed amounts based upon 25 basis points over LIBOR. At our option, we may also borrow at the prime rate under the new credit facilities. Covenants of the new credit facilities are identical, in all material respects, to those of the Bank Facility that was replaced.

        With the retirement of our Bank Facility, a charge of approximately $2.2 million for unamortized deferred financing costs will be recorded in second quarter 2003. In compliance with SFAS No. 145 (See Note 10 to our Consolidated Condensed Financial Statements), the resulting loss on the early extinguishment of debt no longer qualifies for presentation as an extraordinary item.

        The majority of our debt is due in the year 2005 and beyond. Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows. Long-term obligations are expected to be paid through operating cash flows, refinancing of debt, joint venture partners or, if necessary, additional debt and/or equity offerings.

Commercial Paper

        To provide the Company with cost-effective borrowing flexibility, we have a $200 million commercial paper program that is used to borrow funds for general corporate purposes. Although the debt instruments are short-term in tenor, they are classified as long-term debt because the commercial paper is backed by our Bank Facility and we have committed to keep available capacity under our Bank Facility in an amount equal to or greater than amounts borrowed under this program. At March 31, 2003, $76.0 million was outstanding under this program.

Short-term Debt

        In a program designed for short-term borrowings at lower interest rates than the rates paid under our Bank Facility, we have an uncommitted line of credit agreement with a lender pursuant to which we can borrow up to $31 million. Borrowings bear interest at current market rates. At March 31, 2003, we had borrowed $10 million under this agreement. This agreement does not decrease our borrowing capacity under our Bank Facility.

Equity Repurchase Program

        In November 2002, our Board of Directors authorized the purchase of up to 3 million shares of the Company's stock in the open market. These repurchases are funded through available cash and borrowings from our Bank Facility. During first quarter 2003, 250,000 shares were purchased at an average price of $32.48, leaving 2.75 million shares available for purchase pursuant to this authorization, which expires December 31, 2003.

Guarantees of Third-party Debt and Other Obligations and Commitments

        During first quarter 2003, our commitments for letters of credit were reduced by $35.4 million and our guarantee of an annual payment obligation of Jazz Casino Company, LLC, our wholly-owned subsidiary, of $60 million was extended for one year. As of March 31, 2003, there were no other material additions to or changes in our contractual obligations and other commitments, which were disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations presented in our 2002 Annual Report on Form 10-K.

        The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments, pursuant to these contracts for the four managed Indian-owned facilities now open, which extend for periods of up to fifty-eight months from March 31, 2003, is $1.2 million. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.

        We may guarantee all or part of the debt incurred by Indian tribes with which we have entered a management contract to fund development of casinos on the Indian lands. For all existing guarantees of Indian debt, we have obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, that the value of such property would satisfy our obligations in the event these guarantees were enforced. Additionally, we have received limited waivers from the Indian tribes of their sovereign immunity to allow us to pursue our rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken. The aggregate outstanding balance of such debt as of March 31, 2003, was $231.9 million. One of our guarantees of the debt for a casino on Indian lands was modified in first quarter 2003, triggering the requirement under Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to recognize a liability for the estimated fair value of that guarantee. A liability and corresponding asset of $7.0 million were recorded and are being amortized over the life of the related credit agreement.

        Our East Chicago property has established a home ownership program for its employees whereby eligible employees may receive down payment assistance of up to 5% of the purchase price of a single family home located in the City of East Chicago, not to exceed $5,000 per employee. If the employee leaves the employment of Harrah's within one year after the funds are provided, the employee must reimburse the program for a pro-rated amount of the amount that was funded by the program. At

March 31, 2003, $206,187 had been provided under this program. Under a second program, Harrah's East Chicago will guarantee mortgage payments up to 25% of the mortgage amount for a minimum of 250 East Chicago residential home purchases. Our maximum exposure under the guarantee is $5.0 million. At March 31, 2003, one loan was outstanding under this program, and our guarantee related to that loan was approximately $34,000.

EFFECTS OF CURRENT ECONOMIC AND POLITICAL CONDITIONS

Competitive Pressures

        Many casino operators are reinvesting in existing markets in an effort to attract new customers, thereby increasing competition in those markets. As companies have completed expansion projects, supply has sometimes grown at a faster pace than demand in certain markets and competition has increased significantly. Furthermore, several operators, including Harrah's, have announced plans for additional developments or expansions in some markets.

        The Louisiana legislature has authorized the use of slot machines at horse racing tracks in three parishes in Louisiana. We operate casinos in two of these markets. In first quarter 2002, a horse racing facility, located in one of those parishes where the use of slot machines has been authorized and near our property in Lake Charles, Louisiana, opened with approximately 1,500 machines. The horse racing facility is approximately twenty-five miles closer than our property to the Texas border and one of our major feeder markets in Texas. Revenues and operating profit at our Lake Charles property have been negatively impacted by the addition of this new competitor. In fourth quarter 2002, we acquired a controlling interest in Louisiana Downs, a thoroughbred racetrack in Bossier City, Louisiana, which is in another of the parishes where the use of slot machines has been authorized and is located near our Shreveport property.

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

        In Atlantic City, a competitor is constructing a 2,000-room hotel and casino that is expected to open in the summer of 2003. A competitor in Missouri completed a large casino expansion in third quarter 2002 that is located near our St. Louis property, and a competitor in the Joliet market completed a new barge facility in second quarter 2002. The short-term impact of increased competition in St. Louis and Joliet has been negative. Another competitor in the Chicagoland market will be replacing its boats with barges during 2003, which could further impact our operations in Joliet. In Illinois, one additional gaming license may be issued by the state and, depending on the location, it may have an impact on our Chicagoland operations.

        In October 2001, the legislature of the State of New York approved a bill authorizing six new tribal casinos in that state and video lottery terminals at tracks. The measure allows the governor of New York to negotiate gaming compacts with American Indian tribes to operate three casinos in the Catskills and three casinos in western New York.

        In September 1999, the State of California and approximately sixty Indian tribes executed Class III Gaming Compacts, which other California tribes can join. The Compacts will allow each tribe to operate, on tribal trust lands, two casinos with up to 2,000 slot machines per tribe and unlimited house-banked card games. Our own agreements with Rincon are a result of these events (see Operating Results and Development Plans, Managed Casinos and Other).

        Other states are also considering legislation enabling the development and operation of casinos or casino-like operations.

        Although, historically, the short-term effect of such competitive developments on our Company has been both positive and negative, we are not able to determine the long-term impact, whether favorable or unfavorable, that these trends and events will have on current or future markets. We believe that the geographic diversity of our operations; our focus on multi-market customer relationships; our service training, our rewards and customer loyalty programs; and our continuing efforts to establish our brands as premier brands upon which we have built strong customer loyalty have well-positioned us to face the challenges present within our industry. We utilize the unique capabilities of WINet, a sophisticated nationwide customer database, and Total Rewards, a nationwide loyalty program. Total Rewards provides our customers with cash, comps and other benefits for playing at our casinos. We believe both of these marketing tools provide us with competitive advantages, particularly with players who visit more than one market. All of our properties, with the exception of the Colorado property acquired in the Harveys acquisition, which is being sold, are integrated into both WINet and Total Rewards. In second quarter 2003, we will introduce Total Rewards II, an enhanced version of our customer loyalty program, which we believe will encourage further loyalty and play consolidation.

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

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

        We prepare our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated lives assigned to our assets, the determination of bad debt, asset impairment and self-insurance reserves, the purchase price allocations made in connection with our acquisitions and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our significant accounting policies and estimates, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2002 Annual Report on Form 10-K. There were no newly identified significant accounting estimates in first quarter 2003 nor were there any material changes to the critical accounting policies and estimates discussed in our 2002 Annual Report.

RECENTLY ISSUED ACCOUNTING STANDARDS

        For a discussion of Recently Issued Accounting Standards, see Note 10 to our Consolidated Condensed Financial Statements.

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

  •
  the effects of environmental and structural building conditions relating to the company's properties;

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed rate and variable rate obligations. Of our approximately $3.6 billion total debt at March 31, 2003, $1.3 billion is subject to variable interest rates, which averaged 2.2% at March 31, 2003. Assuming a constant outstanding balance for our variable rate debt for the next twelve months, a hypothetical 1% increase in interest rates would increase interest expense for the next twelve months by approximately $12.9 million.

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

Item 4.    Controls and Procedures

(a)
Evaluation of disclosure controls and procedures.

        Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

(b)
Changes in internal controls.

        There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation by our principal executive officer and principal financial officer.

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the quarter ended March 31, 2003. At the Annual Meeting of Stockholders of Harrah's Entertainment, Inc. held on May 1, 2003, the following matters set forth in the Company's Proxy Statement dated March 7, 2003, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, were voted upon with the results indicated below.

  (1)
  The nominees listed below were elected directors for a three-year term ending at the 2006 Annual Meeting with the respective votes set forth opposite their names:

	FOR	WITHHELD
Joe M. Henson	94,680,209	1,680,015
R. Brad Martin	71,048,237	25,311,987
Gary G. Michael	94,681,574	1,678,650
  (2)
  A proposal to ratify the appointment of Deloitte & Touche LLP to serve as independent auditors of the Company was approved, with 93,490,899 votes cast FOR, 2,319,779 votes cast AGAINST, and 549,546 abstentions.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

*EX - 10.1	Unconditional Minimum Payment Extension Guaranty Agreement for Fiscal Year Ending March 31, 2006, entered into as of March 18, 2003 by the Company in favor of the State of Louisiana.
EX - 10.2	Credit Agreement dated as of April 23, 2003, among Harrah's Entertainment, Inc., as Guarantor, Harrah's Operating Company, Inc., as Borrower, The Lenders, Syndication Agent, Documentation Agents and Co-Documentation Agents named therein, and Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC and Wells Fargo Bank, N.A., Joint Lead Arrangers and Joint Book Managers. (Incorporated by reference from the Company's Current Report on Form 8-K, filed May 2, 2003, File No. 1-10410.)
*EX - 11	Computation of per share earnings.
*EX - 99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2003.
*EX - 99.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2003.

*
Filed herewith.

(b)
The following reports on Form 8-K were filed by the Company during first quarter 2003 and thereafter through May 2, 2003.

(i)
Form 8-K filed February 4, 2003 regarding the re-audit of the Company's 2001 financial statements by Deloitte & Touche LLP.

(ii)
Form 8-K filed February 5, 2003, furnishing our press release reporting fourth quarter and full year results for 2002.

(iii)
Form 8-K filed April 22, 2003, furnishing our press release reporting first quarter 2003 results.

(iv)
Form 8-K filed May 2, 2003 regarding the Company's entering into an agreement for new credit facilities.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harrah's Entertainment, Inc.
May 8, 2003	By:	/s/ ANTHONY D. MCDUFFIE Anthony D. McDuffie Vice President, Controller and Chief Accounting Officer

I, Gary W. Loveman, certify that:

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

Date: May 8, 2003
	By:	/s/ GARY W. LOVEMAN Gary W. Loveman President and Chief Executive Officer

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

Date: May 8, 2003
	By:	/s/ CHARLES L. ATWOOD Charles L. Atwood Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description	Sequential Page No.
EX - 10.1	Unconditional Minimum Payment Extension Guaranty Agreement for Fiscal Year Ending March 31, 2006, entered into as of March 18, 2003 by the Company in favor of the State of Louisiana.
EX - 10.2	Credit Agreement dated as of April 23, 2003, among Harrah's Entertainment, Inc., as Guarantor, Harrah's Operating Company, Inc., as Borrower, The Lenders, Syndication Agent, Documentation Agents and Co-Documentation Agents named therein, and Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC and Wells Fargo Bank, N.A., Joint Lead Arrangers and Joint Book Managers. (Incorporated by reference from the Company's Current Report on Form 8-K, filed May 2, 2003, File No. 1-10410.)
EX - 11	Computation of per share earnings
EX - 99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2003.
EX - 99.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2003.

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
HARRAH'S ENTERTAINMENT, INC. CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
HARRAH'S ENTERTAINMENT, INC. CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
HARRAH'S ENTERTAINMENT, INC. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
HARRAH'S ENTERTAINMENT, INC. CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
HARRAH'S ENTERTAINMENT, INC. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS MARCH 31, 2003 (UNAUDITED)
  Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations
OPERATING RESULTS AND DEVELOPMENT PLANS
CAPITAL SPENDING AND DEVELOPMENT
DEBT AND LIQUIDITY
EFFECTS OF CURRENT ECONOMIC AND POLITICAL CONDITIONS
SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES
RECENTLY ISSUED ACCOUNTING STANDARDS
PRIVATE SECURITIES LITIGATION REFORM ACT
  Item 3. Quantitative and Qualitative Disclosure About Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
EXHIBIT INDEX