Form 10-Q
period 2003-06-30
HARRAHS ENTERTAINMENT INC
filed 2003-08-07
CIK 858339

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-10410

HARRAH'S ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	I.R.S. No. 62-1411755 (I.R.S. Employer Identification No.)
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

        At July 31, 2003, there were 110,063,318 shares of the Company's Common Stock outstanding.

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

HARRAH'S ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share amounts)	June 30, 2003	December 31, 2002
ASSETS
Current assets
Cash and cash equivalents	$360,991	$412,172
Receivables, less allowance for doubtful accounts of $54,936 and $56,795	92,651	93,589
Deferred income taxes	63,622	61,659
Income tax receivable	17,647	43,088
Prepayments and other	62,851	49,001
Inventories	21,455	22,713

Total current assets	619,217	682,222

Land, buildings, riverboats and equipment	5,898,091	5,701,801
Less: accumulated depreciation	(1,666,295)	(1,528,865)

	4,231,796	4,172,936
Assets of discontinued operations (Notes 1 and 11)	33,822	57,989
Goodwill (Note 3)	957,629	925,315
Intangible assets (Note 3)	268,828	271,227
Investments in and advances to nonconsolidated affiliates	5,284	4,894
Deferred costs and other	263,466	235,466

	$6,380,042	$6,350,049

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$110,756	$111,225
Accrued expenses	515,672	450,288
Short-term debt (Note 6)	—	60,250
Current portion of long-term debt (Note 6)	1,617	1,466

Total current liabilities	628,045	623,229
Liabilities of discontinued operations (Notes 1 and 11)	2,864	6,691
Long-term debt (Note 6)	3,592,821	3,763,066
Deferred credits and other	189,643	182,353
Deferred income taxes	280,109	263,661

	4,693,482	4,839,000

Minority interests	45,809	40,041

Commitments and contingencies (Notes 6, 8, 9 and 12)
Stockholders' equity (Notes 2, 5 and 12)
Common stock, $0.10 par value, authorized—360,000,000 shares, outstanding—110,007,207 and 109,708,831 shares (net of 35,037,419 and 34,416,975 shares held in treasury)	11,001	10,971
Capital surplus	1,250,964	1,224,808
Retained earnings	398,022	260,297
Accumulated other comprehensive loss	(153)	(415)
Deferred compensation related to restricted stock	(19,083)	(24,653)

	1,640,751	1,471,008

	$6,380,042	$6,350,049

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH'S ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Second Quarter Ended		Six Months Ended
(In thousands, except per share amounts)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Revenues:
Casino	$961,072	$900,761	$1,900,846	$1,749,433
Food and beverage	156,818	149,450	314,318	294,225
Rooms	85,067	83,741	168,662	163,155
Management fees	18,586	13,876	35,405	30,734
Other	46,747	36,780	92,118	70,492
Less: casino promotional allowances	(188,070)	(172,664)	(372,200)	(331,835)

Total revenues	1,080,220	1,011,944	2,139,149	1,976,204

Operating expenses:
Direct
Casino	493,401	436,516	967,631	841,865
Food and beverage	66,136	61,449	128,090	121,243
Rooms	16,932	16,980	33,584	34,926
Depreciation and amortization	79,010	75,346	157,538	149,701
Write-downs, reserves and recoveries	205	2,163	1,056	1,635
Project opening costs	4,122	779	4,589	1,596
Corporate expense	15,742	11,997	27,846	22,681
Equity in losses/(income) of nonconsolidated affiliates	24	937	86	(4,808)
Amortization of intangible assets	1,200	712	2,399	2,094
Other	220,136	203,356	442,592	406,488

Total operating expenses	896,908	810,235	1,765,411	1,577,421

Income from operations	183,312	201,709	373,738	398,783
Interest expense, net of interest capitalized (Note 7)	(58,208)	(58,470)	(117,082)	(119,852)
Loss on early extinguishment of debt (Note 6)	(2,141)	—	(2,141)	—
Other income/(expense), including interest income	4,810	(887)	5,495	1,035

Income from continuing operations before income taxes and minority interests	127,773	142,352	260,010	279,966
Provision for income taxes	(46,104)	(53,927)	(94,918)	(102,986)
Minority interests	(3,735)	(3,573)	(6,895)	(7,750)

Income from continuing operations	77,934	84,852	158,197	169,230

Discontinued operations (Notes 1 and 11):
(Loss)/income from discontinued operations (including loss on disposal of $1,744, none, $1,744, none)	(1,923)	1,944	(666)	3,149
Income tax benefit/(expense)	673	(680)	233	(1,102)

(Loss)/income from discontinued operations	(1,250)	1,264	(433)	2,047

Income before cumulative effect of change in accounting principle	76,684	86,116	157,764	171,277
Cumulative effect of change in accounting principle, net of income tax benefit of $2,831	—	—	—	(91,169)

Net income	$76,684	$86,116	$157,764	$80,108

Earnings per share-basic
Income from continuing operations	$0.72	$0.75	$1.45	$1.50
Discontinued operations, net	(0.01)	0.01	—	0.02
Cumulative effect of change in accounting principle, net	—	—	—	(0.81)

Net income	$0.71	$0.76	$1.45	$0.71

Earnings per share-diluted
Income from continuing operations	$0.70	$0.74	$1.43	$1.48
Discontinued operations, net	(0.01)	0.01	—	0.02
Cumulative effect of change in accounting principle, net	—	—	—	(0.80)

Net income	$0.69	$0.75	$1.43	$0.70

Weighted average common shares outstanding	108,786	112,688	108,641	112,281

Weighted average common and common equivalent shares outstanding	110,373	115,148	110,168	114,631

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH'S ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
(In thousands)	June 30, 2003	June 30, 2002
Cash flows from operating activities
Net income	$157,764	$80,108
Adjustments to reconcile net income to cash flows from operating activities:
Loss/(income) from discontinued operations, before income taxes	666	(3,149)
Cumulative effect of change in accounting principle, before income taxes	—	94,000
Loss on early retirement of debt	2,141	—
Depreciation and amortization	170,195	162,380
Write-downs, reserves and recoveries	1,056	1,635
Other noncash items	6,630	5,892
Deferred income taxes	(3,498)	957
Minority interests' share of income	6,895	7,750
Equity in losses/(income) of nonconsolidated affiliates	86	(4,808)
Net losses from asset sales	47	1,441
Net change in long-term accounts	(7,977)	(15,687)
Net change in working capital accounts	75,360	84,508

Cash flows provided by operating activities	409,365	415,027

Cash flows from investing activities
Land, buildings, riverboats and equipment additions	(201,269)	(204,311)
Minority interest buyout	(28,750)	—
Payment for businesses acquired, net of cash acquired	—	(8,637)
Increase/(decrease) in construction payables	5,177	(6,312)
Investments in and advances to nonconsolidated affiliates	(73)	(39)
Proceeds from other asset sales	518	33,161
Other	(4,594)	(2,811)

Cash flows used in investing activities	(228,991)	(188,949)

Cash flows from financing activities
Borrowings under lending agreements, net of deferred financing costs	1,990,447	856,189
Repayments under lending agreements	(891,148)	(981,834)
Borrowings under retired facility	161,125	—
Repayments under retired facility	(1,446,625)	—
Other short-term repayments	(60,250)	—
Purchases of treasury stock	(17,937)	(103,300)
Minority interests' distributions, net of contributions	(4,628)	(7,461)
Scheduled debt retirements	(681)	(795)
Proceeds from exercises of stock options	17,075	46,415
Other	1,226	(1,007)

Cash flows used in financing activities	(251,396)	(191,793)

Cash flows from discontinued operations
Proceeds from sale of discontinued operations	17,556	—
Net transfers from discontinued operations	1,396	5,118
Loss from sale of discontinued operations	889	—

Cash flows provided by discontinued operations	19,841	5,118

Net (decrease)/increase in cash and cash equivalents	(51,181)	39,403
Cash and cash equivalents, beginning of period	412,172	352,650

Cash and cash equivalents, end of period	$360,991	$392,053

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH'S ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Second Quarter Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net income	$76,684	$86,116	$157,764	$80,108

Other comprehensive income
Unrealized gains/(losses) on available-for-sale securities, net of tax provision/(benefit) of $123, $(64), $142 and $(176)	227	(116)	262	(324)
Other, net of tax benefit of $156	—	—	—	(288)

	227	(116)	262	(612)

Comprehensive income	$76,911	$86,000	$158,026	$79,496

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH'S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
JUNE 30, 2003
(UNAUDITED)

Note 1—Basis of Presentation and Organization

        Harrah's Entertainment, Inc. ("Harrah's Entertainment", the "Company", "we", "our" or "us", and including our subsidiaries where the context requires) is a Delaware corporation. Our casino entertainment facilities, operating under the Harrah's, Rio, Showboat, and Harveys brand names, include casino hotels in Reno, Lake Tahoe, Las Vegas and Laughlin, Nevada; two casino hotel properties in Atlantic City, New Jersey; a land-based casino in New Orleans, Louisiana; riverboat and dockside casinos in Joliet and Metropolis, Illinois; East Chicago, Indiana; Council Bluffs, Iowa; Shreveport and Lake Charles, Louisiana; Tunica and Vicksburg, Mississippi; and North Kansas City and St. Louis, Missouri; a greyhound racetrack and land-based casino in Council Bluffs, Iowa; and a thoroughbred racetrack and land-based casino in Bossier City, Louisiana. We also manage casinos on Indian lands near Phoenix, Arizona; Cherokee, North Carolina; Topeka, Kansas; and San Diego, California.

        In second quarter 2003, we closed on the sale of Harveys Wagon Wheel Hotel/Casino in Central City, Colorado. Also in second quarter 2003, we entered into a definitive agreement to sell Harrah's Vicksburg. The Colorado and Vicksburg properties are presented in our Consolidated Condensed Financial Statements as discontinued operations, and our 2002 results have been reclassified to reflect those properties as discontinued operations. See Note 11 for further discussion of our discontinued operations.

Note 2—Stock-based Employee Compensation

        As allowed under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," we apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations to account for our employee stock-based compensation plans and, accordingly, do not recognize compensation expense. Furthermore, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

	Second Quarter Ended		Six Months Ended
(In thousands, except per share amounts)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net income, as reported	$76,684	$86,116	$157,764	$80,108
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(5,609)	(3,499)	(9,273)	(8,549)

Pro forma net income	$71,075	$82,617	$148,491	$71,559

Earnings per share:
Basic—as reported	$0.71	$0.76	$1.45	$0.71
Basic—pro forma	$0.65	$0.73	$1.37	$0.64
Diluted—as reported	$0.69	$0.75	$1.43	$0.70
Diluted—pro forma	$0.64	$0.72	$1.35	$0.62

Note 3—Goodwill and Other Intangible Assets

        The following tables set forth information concerning our goodwill and other intangible assets as of June 30, 2003:

(In thousands)	Balance at December 31, 2002	Additions or Adjustments	Impairment Losses	Balance at June 30, 2003
Goodwill	$925,315	$32,314	$—	$957,629

Nonamortizing intangible assets:
Trademarks	$139,624	$—	$—	$139,624
Gaming rights	62,300	—	—	62,300

Total	$201,924	$—	$—	$201,924

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Balance at June 30, 2003
Amortizing intangible assets:
Contract rights	$63,000	$(5,212)	$57,788
Customer relationships	13,100	(3,984)	9,116

Total	$76,100	$(9,196)	$66,904

        The aggregate amortization expense for the quarter ended June 30, 2003, for those assets that will continue to be amortized under the provisions of SFAS No. 142 was $1.2 million. Estimated annual amortization expense for those assets for the years ending December 31, 2003, 2004, 2005, 2006 and 2007 is $4.8 million, $4.8 million, $4.8 million, $4.5 million and $3.8 million, respectively.

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

        We paid $72.4 million ($10.54 per share) for the additional ownership interest in JCC, acquired approximately $45.8 million of JCC's debt, assumed approximately $28.2 million of JCC's Senior Notes, which we subsequently retired, and incurred approximately $2.3 million of acquisition costs. We financed the acquisition and retired JCC's debt with funds from various sources, including cash flows from operations and borrowings under established debt programs.

        The purchase price allocation arising from our June 7, 2002, acquisition of additional ownership of JCC has been completed and the purchase price allocation of our acquisition of the remaining interest will be completed within one year of that acquisition.

        We acquired the remaining ownership interest in JCC in order to streamline the decision-making process, which we expect will allow us to take steps to improve business at the property more quickly.

Louisiana Downs

        On December 20, 2002, we acquired a controlling interest in Louisiana Downs, a thoroughbred racetrack in Bossier City, Louisiana. The agreement gives us a 95% ownership interest in a company that now owns both Louisiana Downs and Harrah's Shreveport. 900 slot machines began operation in second quarter 2003 and we expect to open a new, permanent facility with approximately 1,500 slot machines by June 2004.

        We paid approximately $85.2 million, including $29.3 million in short-term notes that were paid in full in January 2003 and $9.5 million in equity interest in Harrah's Shreveport for the interest in Louisiana Downs and approximately $0.2 million of acquisition costs. We financed the acquisition with funds from various sources, including cash flows from operations and borrowings under established debt programs. The purchase price allocation, including the equity interest in Harrah's Shreveport that was contributed to the new company that now owns both Louisiana Downs and Harrah's Shreveport, is in process and is expected to be completed by fourth quarter 2003. The results of Louisiana Downs' operations were included in our financial results since the date of acquisition.

Buyout of Minority Partners

        In second quarter 2003 we paid approximately $28.8 million to former partners in the Harrah's East Chicago property to settle outstanding litigation with the partners relating to a buyout in 1999 of the partners' interest in the property and to terminate the contractual rights of the partners to repurchase an 8.55% interest in the property.

Note 5—Stockholders' Equity

        In addition to its common stock, Harrah's Entertainment has the following classes of stock authorized but unissued:

    Preferred stock, $100 par value, 150,000 shares authorized
    Special stock, $1.125 par value, 5,000,000 shares authorized—
        Series A Special Stock, 2,000,000 shares designated

        In November 2002, our Board of Directors authorized the purchase of up to three million shares of the Company's stock in the open market. These repurchases are funded through available cash and borrowings from our credit facilities (see Note 6). During the first six months of 2003, 500,000 shares were purchased at an average price of $35.87, leaving 2.5 million shares available for purchase pursuant to this authorization, which expires December 31, 2003.

Note 6—Debt

Bank Facilities

        On April 29, 2003, we entered into an agreement for new credit facilities (the "Credit Agreement") for up to $1.9625 billion in borrowings, replacing the $l.857 billion revolving credit and letter of credit facilities (the "Bank Facility") that were scheduled to mature in April 2003 ($332 million) and April 2004 ($1.525 billion). The Credit Agreement matures on April 23, 2008, and consists of a five-year revolving credit facility for up to $1.0625 billion and a five-year term reducing facility for up to $900 million. The Credit Agreement contains a provision that would allow an increase in the borrowing capacity to $2 billion, if mutually acceptable to the Company and the lenders. Interest on the Credit Agreement is based on our debt ratings and leverage ratio and is subject to change. As of June 30, 2003, the Credit Agreement bore interest based upon 105 basis points over LIBOR and bore a facility fee for borrowed and unborrowed amounts of 25 basis points. At our option, we may also borrow at the prime rate under the new Credit Agreement. Covenants of the Credit Agreement are identical, in all material respects, to those of the Bank Facility that was replaced. As of June 30, 2003, $1.134 billion in borrowings were outstanding under the Credit Agreement with an additional $42.6 million committed to back letters of credit. After consideration of these borrowings, and before consideration of amounts borrowed under the commercial paper program, $785.9 million of additional borrowing capacity was available to the Company as of June 30, 2003.

        With the retirement of our Bank Facility, a charge of approximately $2.1 million to write off unamortized deferred financing costs was recorded in second quarter 2003. In compliance with SFAS No. 145 (see Note 10 to our Consolidated Condensed Financial Statements), the resulting loss on the early extinguishment of debt no longer qualifies for presentation as an extraordinary item.

        The majority of our debt is due in the year 2005 and beyond. Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows. Long-term obligations are expected to be paid through operating cash flows, refinancing of debt, joint venture partners or, if necessary, additional debt and/or equity offerings.

Commercial Paper

        To provide the Company with cost-effective borrowing flexibility, we have a $200 million commercial paper program that is used to borrow funds for general corporate purposes. Although the debt instruments are short-term in tenor, they are classified as long-term debt because the commercial paper is backed by our Credit Agreement and we have committed to keep available capacity under our Credit Agreement in an amount equal to or greater than amounts borrowed under this program. At June 30, 2003, $120.0 million was outstanding under this program.

Short-term Debt

        In a program designed for short-term borrowings at lower interest rates than the rates paid under our Bank Facility, we have an uncommitted line of credit agreement with a lender pursuant to which we can borrow up to $31 million. Borrowings bear interest at current market rates. At June 30, 2003, no funds were borrowed under this agreement. This agreement does not decrease our borrowing capacity under our Credit Agreement.

Note 7—Supplemental Cash Flow Disclosures

Cash Paid for Interest and Taxes

        The following table reconciles our interest expense, net of interest capitalized, per the Consolidated Condensed Statements of Income, to cash paid for interest:

	Six Months Ended
(In thousands)	June 30, 2003	June 30, 2002
Interest expense, net of interest capitalized	$117,082	$119,852
Adjustments to reconcile to cash paid for interest:
Net change in accruals	(7,525)	(2,812)
Amortization of deferred finance charges	(2,916)	(2,543)
Net amortization of discounts and premiums	(561)	(541)

Cash paid for interest, net of amount capitalized	$106,080	$113,956

Cash refunds of income taxes, net of payments	$(10,653)	$(9,759)

Note 8—Commitments and Contingent Liabilities

Contractual Commitments

        We continue to pursue additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties, guarantees by the Company of third-party debt and development completion guarantees.

        We may guarantee all or part of the debt incurred by Indian tribes with which we have entered into a management contract to fund development of casinos on the Indian lands. For all existing guarantees of Indian debt, we have obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, that the value of such property would satisfy our obligations in the event these guarantees were enforced. Additionally, we have received limited waivers from the Indian tribes of their sovereign immunity to allow us to pursue our rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken. The aggregate outstanding balance as of June 30, 2003, of Indian debt that we have guaranteed was $224.2 million. The outstanding balance of all of our debt guarantees at June 30, 2003 was $233.8 million. Our maximum obligation under all of our debt guarantees is $273.8 million. Our obligations under these debt guarantees extend through January 2008. Some of our guarantees of the debt for casinos on Indian lands were modified in the first six months of 2003, triggering the requirement under Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to recognize a liability for the estimated fair value of those guarantees. Liabilities and corresponding assets of $9.0 million were recorded and are being amortized over the lives of the related agreements.

        In March 2003, we entered into an agreement with the State of Louisiana whereby we extended our guarantee of an annual payment obligation of JCC, our wholly-owned subsidiary, of $60 million owed to the State of Louisiana. The guarantee was extended for one year to end March 31, 2006.

        Excluding debt guarantees discussed above, as of June 30, 2003, we had commitments and contingencies of $313.5 million, including construction-related commitments.

        The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations of the Indian-owned properties to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. As of June 30, 2003, our aggregate monthly commitment for the minimum guaranteed payments, pursuant to these contracts for the four managed Indian-owned facilities now open, which extend for periods of up to 55 months from June 30, 2003, is $1.2 million. The maximum exposure for the minimum guaranteed payments to the tribes is unlikely to exceed $27.1 million as of June 30, 2003.

Severance Agreements

        As of June 30, 2003, we have severance agreements with 36 of our senior executives, which provide for payments to the executives in the event of their termination after a change in control, as defined. These agreements provide, among other things, for a compensation payment of 1.5 to 3.0 times the executive's average annual compensation, as defined, as well as for accelerated payment or accelerated vesting of any compensation or awards payable to the executive under any of our incentive plans. The estimated amount, computed as of June 30, 2003, that would be payable under the agreements to these executives based on the compensation payments and stock awards aggregated approximately $109.5 million. The estimated amount that would be payable to these executives does not include an estimate for the tax gross-up payment, provided for in the agreements, that would be payable to the executive if the executive becomes entitled to severance payments which are subject to federal excise tax imposed on the executive.

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

        In second quarter 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which all but eliminates the presentation in income statements of debt extinguishments as extraordinary items. For our company, SFAS No. 145 was effective for our first fiscal year beginning after May 15, 2002. We implemented SFAS No. 145 on January 1, 2003, and have presented a 2003 loss as a component of our Income from continuing operations.

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

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. SFAS No. 148 also requires disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement No. 148 were effective for fiscal years ending after December 15, 2002, and the annual disclosure provisions were implemented in our 2002 Annual Report. We implemented the interim disclosure provisions in first quarter 2003.

        In November 2002, the FASB published Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. See Note 8 for a discussion of guarantees that were modified in 2003. The disclosure requirements of Interpretation No. 45 were implemented in our 2002 Annual Report.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as "special-purpose entities." Companies are required to apply the provisions of FIN 46 prospectively for all variable interest entities created after January 31, 2003. For public companies, all interests acquired before February 1, 2003, must follow the new rules in accounting periods beginning after June 15, 2003. FIN 46 is expected to have no impact on our results of operations or financial position.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. This statement is effective for interim periods beginning after June 15, 2003. We do not expect the adoption of SFAS No. 150 to have an effect on our financial statements.

Note 11—Discontinued Operations

Harveys Colorado

        In fourth quarter 2002, we entered into an agreement to sell Harveys Wagon Wheel Hotel/Casino in Central City, Colorado ("Harveys Colorado"). It had been determined that this property, which was acquired with the Harveys acquisition in 2001, was a non-strategic asset for us. On May 22, 2003, we completed the sale of this property for total cash proceeds of $17.6 million. The assets sold consisted primarily of inventories, property and equipment. The buyer also assumed certain accrued liabilities. We recognized a loss on the disposal of $1.0 million.

        Revenues at Harveys Colorado, reported in discontinued operations for the six months ended June 30, 2003, and for the year ended December 31, 2002, were $12.2 million and $35.7 million, respectively. Harveys Colorado's pretax loss, reported in discontinued operations for the six months ended June 30, 2003, was $1.4 million and their pretax income for the year ended December 31, 2002, was $2.4 million.

Harrah's Vicksburg

        On June 30, 2003, the Company signed a definitive agreement to sell Harrah's Vicksburg, our dockside casino entertainment complex in Vicksburg, Mississippi. Closing of the transaction is expected to occur in fourth quarter 2003. Revenues at Harrah's Vicksburg, reported in discontinued operations, for the six months ended June 30, 2003, and for the year ended December 31, 2002, were $18.3 million and $37.9 million, respectively. Harrah's Vicksburg's pretax income, reported in discontinued operations for the six months ended June 30, 2003, and for the year ended December 31, 2002, was $0.7 million and $2.2 million, respectively. Prior year financial statements for 2002 have been restated to present the operations of Harrah's Vicksburg as a discontinued operation.

        In conjunction with the classification of Harrah's Vicksburg as a discontinued operation, a loss of $0.7 million to write down the related carrying amounts to their fair values, totaling approximately $33.8 million, less estimated costs to sell was recorded. The assets and liabilities of the discontinued operations are presented separately under the captions "Assets of discontinued operations" and "Liabilities of discontinued operations," respectively, in our Consolidated Condensed Balance Sheets at June 30, 2003, and December 31, 2002. The assets to be sold include land, buildings and equipment.

Note 12—Subsequent Event

        In July 2003, the Company declared a quarterly cash dividend of 30 cents per share. The dividend will be payable August 27, 2003, to shareholders of record on August 13, 2003.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

        The following discussion and analysis of the financial position and operating results of Harrah's Entertainment, Inc. (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as "Harrah's Entertainment", the "Company", "we", "our" and "us") for second quarter 2003 and 2002, updates, and should be read in conjunction with, Management's Discussion and Analysis of Financial Condition and Results of Operations presented in our 2002 Annual Report.

OPERATING RESULTS AND DEVELOPMENT PLANS

Overall

	Second Quarter				First Six Months
(in millions, except earnings per share)			Percentage Increase/ (Decrease)				Percentage Increase/ (Decrease)
	2003	2002			2003	2002
Casino revenues	$961.1	$900.8	6.7%		$1,900.8	$1,749.4	8.7%
Total revenues	1,080.2	1,011.9	6.7%		2,139.1	1,976.2	8.2%
Income from operations	183.3	201.7	(9.1)%		373.7	398.8	(6.3)%
Income from continuing operations	77.9	84.9	(8.2)%		158.2	169.2	(6.5)%
Net income	76.7	86.1	(10.9)%		157.8	80.1	97.0%
Earnings per share-diluted
From continuing operations	0.70	0.74	(5.4)%		1.43	1.48	(3.4)%
Net income	0.69	0.75	(8.0)%		1.43	0.70	104.3%
Operating margin	17.0%	19.9%	(2.9	)pts	17.5%	20.2%	(2.7	)pts

        Second quarter 2003 revenues increased 6.7% over second quarter 2002 due primarily to the consolidation of Harrah's New Orleans into our financial results subsequent to our acquisition of a controlling interest in that property on June 7, 2002, and to the addition of approximately 900 slot machines at Louisiana Downs in May 2003. Record revenues from our properties in Southern Nevada and Atlantic City more than offset revenue declines in certain other markets. Income from continuing operations was 8.2% below second quarter last year due to higher gaming taxes, poor weather and increased competition during the quarter.

        For the six months ended June 30, 2003, revenues were up 8.2%; however, income from continuing operations was 6.5% below the six-month period last year. The change in year-over-year results were driven by the same factors that drove our second quarter results. In addition, net income in the first six months of 2002 reflected the cumulative effect of a required change in accounting for goodwill and other intangible assets.

        To facilitate discussion of our operating results, our properties have been grouped as follows:

West	East	North Central	South Central	Managed/Other
Harrah's Reno	Harrah's Atlantic City	Harrah's Joliet	Harrah's Shreveport	Harrah's Ak-Chin
Harrah's/Harveys Lake Tahoe	Showboat Atlantic City	Harrah's East Chicago	Harrah's Lake Charles	Harrah's Cherokee
Bill's		Harrah's North Kansas City	Harrah's Tunica	Harrah's Prairie Band
Harrah's Las Vegas		Harrah's Council Bluffs	Harrah's New Orleans (after June 7, 2002)	Harrah's Rincon
Rio		Bluffs Run	Louisiana Downs	Harrah's New Orleans (prior to June 7, 2002)
Harrah's Laughlin		Harrah's St. Louis
Harrah's Metropolis

West Results

	Second Quarter				First Six Months
(in millions)			Percentage Increase/ (Decrease)				Percentage Increase/ (Decrease)
	2003	2002			2003	2002
Casino revenues	$216.8	$212.3	2.1%		$437.4	$408.3	7.1%
Total revenues	327.7	319.2	2.7%		660.1	619.2	6.6%
Income from operations	55.3	54.4	1.7%		112.1	96.5	16.2%
Operating margin	16.9%	17.0%	(0.1	)pts	17.0%	15.6%	1.4	pts

        The increase in our Western region revenues in second quarter 2003 over the comparable quarter last year was driven by record second quarter revenues in Southern Nevada, which was aided by strong cross-market play and new amenities at the Rio that drew increased retail traffic. Southern Nevada revenues were 5.2% higher than second quarter 2002 revenues and helped offset the 2.2% decline in second quarter revenues in Northern Nevada due to April snowstorms that affected revenues there.

        Second quarter income from operations in the Western region was 1.7% higher than in the year-ago second quarter. The increase in Southern Nevada revenues coupled with cost control measures led to a 15.5% increase in income from operations in Southern Nevada. Income from operations in Northern Nevada declined 27.5% from second quarter last year due to the lower revenues in the market and higher costs to combat competitive pressures in the Reno market.

        For the six months ended June 30, 2003, Western region revenues were 6.6% higher and income from operations was 16.2% higher than in the prior year period. These increases were driven by our Southern Nevada properties where revenues rose 8.2% and income from operations gained 21.7% over the first six-month period last year. New amenities at the Rio, increased cross-market play at both of our Las Vegas properties, the continued success of our air charter program at Harrah's Laughlin and cost control measures at all of our Southern Nevada properties contributed to the improved results. Northern Nevada revenues for the first six months of 2003 rose 3.4% over the comparable period last year and income from operations matched the first six months of 2002. Operating gains that were aided by mild weather early in the year were offset by declines resulting from poor weather in the second quarter.

East Results

	Second Quarter				First Six Months
(in millions)			Percentage Increase/ (Decrease)				Percentage Increase/ (Decrease)
	2003	2002			2003	2002
Casino revenues	$213.6	$201.6	6.0%		$400.2	$379.9	5.3%
Total revenues	206.0	193.9	6.2%		384.4	366.0	5.0%
Income from operations	63.0	55.6	13.3%		106.6	97.1	9.8%
Operating margin	30.6%	28.7%	1.9	pts	27.7%	26.5%	1.2	pts

        Our Eastern region properties reported record revenues in second quarter 2003, aided by the opening of Showboat Atlantic City's new 544-room hotel expansion. Showboat's revenues increased 8.2% and income from operations rose 23.3% from the year-ago quarter. Harrah's Atlantic City's revenues grew 4.6% and income from operations was up 7.3% over second quarter 2002 aided by that property's hotel and casino expansions.

        For the six months ended June 30, 2003, Harrah's Atlantic City's revenues were 6.9% higher than in the first six months of 2002 due to a new hotel tower that opened in second quarter 2002, 500 slot machines added in second quarter 2002 and an additional 500 machines at the end of fourth quarter 2002. Showboat Atlantic City's revenues for the first six months were 2.8% higher than in the same period last year and income from operations was 14.5% above the same period last year.

        Construction is on-going on a project that will redesign the boardwalk facade and entrance of Showboat Atlantic City. Additional gaming space with 450 slot machines and increased restaurant capacity opened in early July 2003. $10.3 million had been spent on this project as of June 30, 2003. Construction was completed in second quarter 2003 on a $90 million, 544-room hotel tower at Showboat Atlantic City.

North Central Results

	Second Quarter				First Six Months
(in millions)			Percentage Increase/ (Decrease)				Percentage Increase/ (Decrease)
	2003	2002			2003	2002
Casino revenues	$351.2	$364.6	(3.7)%		$707.0	$731.1	(3.3)%
Total revenues	343.4	358.7	(4.3)%		690.1	722.7	(4.5)%
Income from operations	52.4	79.2	(33.8)%		117.6	171.4	(31.4)%
Operating margin	15.3%	22.1%	(6.8	)pts	17.0%	23.7%	(6.7	)pts

        Chicagoland/Illinois—Combined second quarter 2003 revenues at Harrah's Joliet, Harrah's East Chicago and Harrah's Metropolis fell 3.3% from last year's second quarter record revenues. Combined income from operations was 45.2% below second quarter last year due primarily to increases in state gaming taxes, which were effective July 1, 2002 and 2003. During second quarter 2003, legislation was passed in Indiana that increased the effective tax rate and retroactively revised the methodology by which state gaming taxes are to be computed for those properties that convert from cruising to dockside operations. This revision resulted in a charge of $5.1 million for additional taxes for the period ended June 30, 2003. In June 2003, the state of Illinois passed legislation that increased the maximum gaming tax rate from 50 percent to 70 percent effective July 1, 2003. We plan to implement operational changes, subject to regulatory approval, at Joliet to help mitigate the impact of the higher gaming taxes. For properties subject to a graduated tax rate, we accrue our gaming tax liability over the course of the year based on an estimate of the annual effective gaming tax rate for each property; therefore, the gaming tax increase effective July 1, 2003, caused adjustments in our year-to-date gaming tax accruals in second quarter. Illinois gaming tax accruals were increased by $6.5 million in second quarter 2003 as a result of the new legislation. Competitive pressures in the East Chicago and Joliet markets also contributed to the lower operating results.

        For the first six months of 2003, combined revenues fell 3.3% and income from operations was 38.6% below the first six months of 2002. Higher gaming taxes, heightened competition and winter storms during first quarter 2003 were responsible for the decline in results at our Chicagoland/Illinois properties.

        Missouri—Second quarter revenues at our Missouri properties decreased 8.9% and income from operations was 26.8% below last year's second quarter due primarily to a competitor's significant capital investment that resulted in heightened competition in the market.

        For the six months ended June 30, 2003, winter storms in February 2003 and competitive pressures drove the decline in revenues of 8.2% and in income from operations of 27.6%. Construction has begun on a $75 million expansion of Harrah's St. Louis, which will include a second hotel tower, redesign of the hotel lobby, new valet parking areas, the addition of parking garage express ramps and the expansion of two restaurants and other amenities. As of June 30, 2003, $10.3 million had been spent on this project. The expansion project is expected to be completed in mid-to-late 2004.

        Iowa—Revenues for second quarter 2003 from our Iowa properties were 2.1% higher than second quarter 2002 revenues; however, income from operations was 14.8% below second quarter 2002 due in part to higher gaming taxes at our Bluffs Run property, where gaming taxes increased in accordance with a predetermined rate increase.

        For the first six months of 2003, Iowa revenues were 0.8% below the first six months last year and operating income was down 9.9%. Higher gaming taxes at our Bluffs Run property and winter storms in the market drove the decline in 2003 operating results.

        The Iowa Supreme Court issued an opinion in June 2002 that had the effect of reducing the gaming tax rate on gaming revenues earned by casinos at racetracks operating in the state, including our Bluffs Run Casino. Casinos at racetracks are taxed at a higher rate (34%) than the casinos on riverboats operating in Iowa (20%). The Court ruled this disparity was unconstitutional. The State appealed the Iowa Supreme Court's decision to the United States Supreme Court and in June 2003, the United States Supreme Court overturned the ruling by the Iowa Supreme Court on U.S. constitutional grounds; however, the Iowa Supreme Court will still consider the constitutionality of the tax rate under Iowa state law. We had followed the instructions of the Iowa Racing and Gaming Commission to pay taxes at the 20% rate for Bluffs Run. However, given the uncertainty of this situation, we continued to accrue gaming taxes at the higher rate; therefore, the decision by the U.S. Supreme Court had no income statement impact for us.

South Central Results

	Second Quarter				First Six Months
(in millions)			Percentage Increase/ (Decrease)				Percentage Increase/ (Decrease)
	2003	2002			2003	2002
Casino revenues	$179.4	$122.1	46.9%		$356.1	$229.9	54.9%
Total revenues	180.2	124.1	45.2%		360.3	233.1	54.6%
Income from operations	22.9	20.3	12.8%		52.9	42.3	25.1%
Operating margin	12.7%	16.4%	(3.7	)pts	14.7%	18.1%	(3.4	)pts

        Second quarter 2003 revenues from our South Central properties were 45.2% higher than in second quarter 2002 and income from operations was 12.8% higher than last year's second quarter due to the consolidation of Harrah's New Orleans into our financial results effective June 7, 2002, following our acquisition of a controlling interest in that property and due to the May 2003 opening of the

Louisiana Downs racino. New Orleans contributed $68.3 million in revenues and $9.3 million in income from operations to our second quarter 2003 South Central Region results. Louisiana Downs, a thoroughbred racetrack acquired in December 2002, contributed $10.8 million in revenues in second quarter 2003 but had $1.4 million in losses from operations due to project opening costs. Our Lake Charles property continues to be affected by increased competition in the area and highway construction that impacts customer access. At Shreveport, market weakness, particularly among retail guests, and higher gaming taxes contributed to a decline in operating results at that property. Shreveport's gaming taxes increased one percentage point in April 2002, and increased an additional one percentage point on April 1, 2003, the last of three annual increases enacted in Louisiana in 2001.

        For the six months ended June 30, 2003, revenues increased 54.6% and income from operations increased 25.1% over the same six-month period last year due primarily to the consolidation of Harrah's New Orleans' following our acquisition of additional ownership in June 2002. We believe that the opening of an expanded buffet and a new steakhouse at Harrah's New Orleans will attract new business to that property. Prior to our acquisition of a controlling interest in that property we had limited ability to invest in amenities, and we are now actively pursuing such opportunities. The factors driving the results at our other South Central properties for the first six months of 2003 are the same factors that drove second quarter results.

        Construction has begun on phase II of the expansion of Louisiana Downs, which will include a new permanent casino facility with approximately 1,500 slot machines. Our renovation and expansion of Louisiana Downs is expected to cost approximately $110 million, $29.0 million of which had been spent as of June 30, 2003, and should be complete by June 2004.

        On June 30, 2003, we announced an agreement to sell the Harrah's Vicksburg property. Closing of the transaction is subject to customary regulatory approvals and is expected to be completed in the fourth quarter of 2003. 2003 results for Harrah's Vicksburg are presented as part of our discontinued operations and 2002 results have been reclassified to conform to the 2003 presentation. No material gain or loss is expected to be reported on the transaction.

Managed Casinos and Other

        Income from our managed properties was higher in the second quarter and first six months of 2003 than in the year-ago second quarter and first six months due to the inclusion of management fees from Harrah's Rincon Casino and Resort, which opened in August 2002. Partially offsetting the increased fees were lower fee structures at three of our managed casinos and the absence of fees from Harrah's New Orleans subsequent to that property's consolidation into our financial results following our acquisition of a controlling interest in June 2002.

        Construction is underway on a $55 million expansion project at Harrah's Prairie Band. The expansion will include the addition of 198 hotel rooms, a 12,000-square-foot convention center and a new restaurant. The project is expected to be complete in late 2004.

        Construction costs of Indian casinos and hotels have been funded by the tribes or by the tribes' debt, some of which we guarantee. See DEBT AND LIQUIDITY for further discussion of Harrah's guarantees of debt related to Indian projects.

	Second Quarter				First Six Months
Other Factors Affecting Net Income (in millions)			Percentage Increase/ (Decrease)				Percentage Increase/ (Decrease)
	2003	2002			2003	2002
(Income)/expense:
Development costs	$3.6	$2.1	71.4%		$6.4	$3.8	68.4%
Corporate expense	15.7	12.0	30.8%		27.8	22.7	22.5%
Interest expense, net	58.2	58.5	(0.5)%		117.1	119.9	(2.3)%
Loss on early extinguishment of debt	2.1	—	N/M		2.1	—	N/M
Other (income)/expense	(4.8)	0.9	N/M		(5.5)	(1.0)	N/M
Effective income tax rate	36.1%	37.9%	(1.8	)pts	36.5%	36.8%	(0.3	)pts
Minority interests	$3.7	$3.6	2.8%		$6.9	$7.8	(11.5)%
Discontinued operations, net of income taxes	1.3	(1.3)	N/M		0.4	(2.0)	N/M
Change in accounting principle, net of taxes	—	—	N/M		—	91.2	N/M

N/M = Not meaningful

        Development costs for the second quarter and first six months of 2003 were higher than in second quarter and first six months last year due to increased development activities in many jurisdictions considering casinos or casino-like businesses. In second quarter 2003, we signed a letter of intent, subject to definitive documents, to form a 50/50 joint venture with Gala Group, a United Kingdom ("UK") based gaming operator, to develop regional casinos throughout the UK. The arrangement also permits us to develop, outside of the joint venture, wholly-owned, large-scale destination resorts. Development in the UK is dependent on passage of proposed legislative reform of the UK gaming laws and regulations.

        Corporate expense increased 30.8% in the second quarter 2003 from the prior year second quarter due to costs incurred to address new regulatory requirements and the timing of certain expenses. For the six months ended June 30, 2003, corporate expense was 22.5% higher than in the first six months last year, driven by the same factors that affected second quarter results plus higher general liability insurance premiums.

        Although the Company's average debt balance was higher in second quarter and the first six months of 2003 than in the comparable periods last year due to the acquisitions of Louisiana Downs and the additional ownership interest in JCC Holding Company and our share repurchase program, interest expense decreased in 2003 from 2002 due to lower interest rates on variable-rate debt. The average interest rate on our variable-rate debt was 2.2% at June 30, 2003, compared to 2.9% at June 30, 2002. An increase in interest rates could have a material effect on our financial results. For example, assuming a constant outstanding balance for our variable rate debt for the next twelve months, a hypothetical 100 basis point increase in interest rates would increase interest expense for the next twelve months by approximately $12.5 million, or $3.1 million per quarter. Our variable-rate debt represents approximately 35% of our total debt, while our fixed-rate debt is approximately 65% of our total debt.

        Loss on the early extinguishment of debt represents a charge for unamortized deferred financing costs related to our revolving credit and letter of credit facilities that were retired in April 2003. In compliance with Statement of Financial Accounting Standards ("SFAS") No. 145 (see Note 10 to our Consolidated Condensed Financial Statements), this loss on the early extinguishment of debt no longer qualifies for presentation as an extraordinary item.

        Other income/expense was favorable in the second quarter and first six months of 2003 compared to the comparable periods last year due to favorable net investments results from company-owned life insurance policies.

        The effective income tax rates for both periods are higher than the federal statutory rate due primarily to state income taxes. Our effective income tax rate was lower in second quarter and the first six months of 2003 than in the same periods last year due to the mix of taxable income among the states.

        Minority interests reflect minority owners' shares of income at joint venture casinos, which increased in second quarter 2003 from the prior year as a result of the opening of the casino at Louisiana Downs. For the first six months of 2003, minority interest was below the prior-year period due to lower earnings from a joint venture property.

        Discontinued operations reflect the results of Harveys Wagon Wheel Hotel/Casino in Central City, Colorado, and Harrah's Vicksburg. The sale of the Colorado property was completed in the second quarter of 2003 and the loss on the sale of $1.0 million is also included in discontinued operations. 2002 results for the Colorado property and Harrah's Vicksburg have been reclassified to conform to the 2003 presentation.

        In connection with our adoption on January 1, 2002 of SFAS No. 142, "Goodwill and Other Intangible Assets," we completed our implementation review of the intangible assets arising from prior acquisitions and recorded non-recurring impairment charges of $91.2 million, net of tax benefits of $2.8 million, in first quarter 2002. The charges relate to intangible assets acquired in the company's 1999 acquisition of Rio Hotel and Casino, Inc. Due to the impairment charges recorded as a result of the change in accounting principle, the company reported a loss for first quarter 2002.

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

        Our planned development projects, if they go forward, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. Cash needed to finance projects currently under development as well as additional projects pursued is expected to be made available from operating cash flows, bank borrowings (see DEBT AND LIQUIDITY), joint venture partners, specific project financing, guarantees of third-party debt and, if necessary, additional debt and/or equity offerings. Our capital spending for the first six months of 2003 totaled approximately $205.9 million. Estimated total capital expenditures for 2003 are expected to be between $400 million and $450 million.

DEBT AND LIQUIDITY

        We generate substantial cash flows from operating activities, as reflected on the Consolidated Condensed Statements of Cash Flows. These cash flows reflect the impact on our consolidated operations of the success of our marketing and merchandizing programs, our strategic acquisitions, on-going cost containment focus and favorable variable interest rates. For the first six months of 2003 and 2002, we reported cash flows from operating activities of $409.4 million and $415.0 million, respectively.

        We use the cash flows generated by the Company to fund reinvestment in existing properties for both refurbishment and expansion projects, pursue additional growth opportunities via strategic acquisitions of existing companies or properties and new development opportunities and return of capital to our shareholders in the form of stock repurchase programs and dividends. When necessary, we supplement the cash flows generated by our operations with funds provided by financing activities to balance our cash requirements.

        Our cash and cash equivalents totaled approximately $361.0 million at June 30, 2003, compared to $392.1 million at June 30, 2002.

Credit Facilities

        On April 29, 2003, we entered into an agreement for new credit facilities (the "Credit Agreement") for up to $1.9625 billion in borrowings, replacing the $l.857 billion revolving credit and letter of credit facilities (the "Bank Facility") that were scheduled to mature in April 2003 ($332 million) and April 2004 ($1.525 billion). The Credit Agreement matures on April 23, 2008, and consists of a five-year revolving credit facility for up to $1.0625 billion and a five-year term reducing facility for up to $900 million. The Credit Agreement contains a provision that would allow an increase in the borrowing capacity to $2 billion, if mutually acceptable to the Company and the lenders. Interest on the Credit Agreement is based on our debt ratings and leverage ratio and is subject to change. As of June 30, 2003, the Credit Agreement bore interest based upon 105 basis points over LIBOR and bore a facility fee for borrowed and unborrowed amounts of 25 basis points. At our option, we may also borrow at the prime rate under the new Credit Agreement. Covenants of the Credit Agreement are identical, in all material respects, to those of the Bank Facility that was replaced. As of June 30, 2003, $1.134 billion in borrowings were outstanding under the Credit Agreement with an additional $42.6 million committed to back letters of credit. After consideration of these borrowings, and before consideration of amounts borrowed under the commercial paper program, $785.9 million of additional borrowing capacity was available to the Company as of June 30, 2003.

        With the retirement of our Bank Facility, a charge of approximately $2.1 million to write off unamortized deferred financing costs was recorded in second quarter 2003. In compliance with SFAS No. 145 (see Note 10 to our Consolidated Condensed Financial Statements), the resulting loss on the early extinguishment of debt no longer qualifies for presentation as an extraordinary item.

        The majority of our debt is due in the year 2005 and beyond. Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows. Long-term obligations are expected to be paid through operating cash flows, refinancing of debt, joint venture partners or, if necessary, additional debt and/or equity offerings.

Commercial Paper

        To provide the Company with cost-effective borrowing flexibility, we have a $200 million commercial paper program that is used to borrow funds for general corporate purposes. Although the debt instruments are short-term in tenor, they are classified as long-term debt because the commercial paper is backed by our Credit Agreement and we have committed to keep available capacity under our Credit Agreement in an amount equal to or greater than amounts borrowed under this program. At June 30, 2003, $120.0 million was outstanding under this program.

Short-term Debt

        In a program designed for short-term borrowings at lower interest rates than the rates paid under our Bank Facility, we have an uncommitted line of credit agreement with a lender pursuant to which we can borrow up to $31 million. Borrowings bear interest at current market rates. At June 30, 2003, no funds were borrowed under this agreement. This agreement does not decrease our borrowing capacity under our Credit Agreement.

Debt Repurchases

        In August 2003, our Board of Directors authorized the Company to retire from time to time through cash purchases portions of our outstanding debt in open market purchases, privately negotiated transactions or otherwise. These repurchases will be funded through available cash and borrowings from our credit facilities. Such repurchases, if any, will depend on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors. Although we do not expect that the amounts typically involved in individual transactions will be material to the Company, we may consider engaging in individual transactions where the amounts are material. In addition, the aggregate amounts involved in such transactions may be material.

Equity Repurchase Program

        In November 2002, our Board of Directors authorized the purchase of up to three million shares of the Company's stock in the open market. These repurchases are funded through available cash and borrowings from our credit facilities. During the first six months of 2003, 500,000 shares were purchased at an average price of $35.87, leaving 2.5 million shares available for purchase pursuant to this authorization, which expires December 31, 2003.

Cash Dividends

        In July 2003, the Company declared a quarterly cash dividend of 30 cents per share. The dividend will be payable August 27, 2003, to shareholders of record on August 13, 2003.

Guarantees of Third-party Debt and Other Obligations and Commitments

        During the first six months of 2003, our commitments for letters of credit were reduced by $38.3 million and our guarantee of an annual payment obligation of Jazz Casino Company, LLC, our wholly-owned subsidiary, of $60 million was extended for one year. As of June 30, 2003, there were no other material additions to or changes in our contractual obligations and other commitments, which were disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations presented in our 2002 Annual Report on Form 10-K.

        The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations of the Indian-owned properties to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. As of June 30, 2003, our aggregate monthly commitment for the minimum guaranteed payments, pursuant to these contracts for the four managed Indian-owned facilities now open, which extend for periods of up to 55 months from June 30, 2003, is $1.2 million. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.

        We may guarantee all or part of the debt incurred by Indian tribes with which we have entered a management contract to fund development of casinos on the Indian lands. For all existing guarantees of Indian debt, we have obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, that the value of such property would satisfy our obligations in the event these guarantees were enforced. Additionally, we have received limited waivers from the Indian tribes of their sovereign immunity to allow us to pursue our rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken. The aggregate outstanding balance of such debt as of June 30, 2003, was $224.2 million. Some of our guarantees of the debt for casinos on Indian lands were modified in the first six months of 2003, triggering the requirement under Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to recognize a liability for the estimated fair value of those guarantees. Liabilities and corresponding assets of $9.0 million were recorded and are being amortized over the lives of the related agreements.

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

        The Louisiana legislature has authorized the use of slot machines at horse racing tracks in four parishes in Louisiana. We operate casinos in three of these markets. In first quarter 2002, a horse racing facility, located in one of those parishes where the use of slot machines has been authorized and near our property in Lake Charles, Louisiana, opened with approximately 1,500 machines. The horse racing facility is approximately 25 miles closer than our property to the Texas border and one of our major feeder markets in Texas. Revenues and income from operations at our Lake Charles property have been negatively impacted by the addition of this new competitor. In fourth quarter 2002, we acquired a controlling interest in Louisiana Downs, a thoroughbred racetrack in Bossier City, Louisiana, which is in another of the parishes where the use of slot machines has been authorized and is located near our Shreveport property. In Orleans parish, where Harrah's New Orleans is located, the use of slot machines at a racetrack is subject to voter approval later this year.

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

        In Atlantic City, a competitor opened a 2,000-room hotel and casino in July 2003. A competitor in Missouri completed a large casino expansion in third quarter 2002 that is located near our St. Louis property, and a competitor in the Joliet market completed a new barge facility in second quarter 2002. The short-term impact of increased competition in St. Louis and Joliet has been negative. Another competitor in the Chicagoland market replaced its boats with barges in second quarter 2003, which could further impact our operations in Joliet. In Illinois, one additional gaming license may be issued by the state and, depending on the location, it could have an impact on our Chicagoland operations.

        In October 2001, the legislature of the State of New York approved a bill authorizing six new tribal casinos in that state and video lottery terminals at tracks. The measure allows the governor of New York to negotiate gaming compacts with American Indian tribes to operate three casinos in the Catskills and three casinos in western New York.

        In September 1999, the State of California and approximately 60 Indian tribes executed Class III Gaming Compacts, which other California tribes can join. The Compacts will allow each tribe to operate, on tribal trust lands, two casinos with up to 2,000 slot machines per tribe and unlimited house-

banked card games. Our own agreements with Rincon are a result of these events (see OPERATING RESULTS AND DEVELOPMENT PLANS, Managed Casinos and Other).

        Other states are also considering legislation enabling the development and operation of casinos or casino-like operations.

        Although, historically, the short-term effect of such competitive developments on our Company has been both positive and negative, we are not able to determine the long-term impact, whether favorable or unfavorable, that these trends and events will have on current or future markets. We believe that the geographic diversity of our operations; our focus on multi-market customer relationships; our service training, our rewards and customer loyalty programs; and our continuing efforts to establish our brands as premier brands upon which we have built strong customer loyalty have well-positioned us to face the challenges present within our industry. We utilize the unique capabilities of WINet, a sophisticated nationwide customer database, and Total Rewards, a nationwide loyalty program. Total Rewards provides our customers with comps and other benefits for playing at our casinos. We believe both of these marketing tools provide us with competitive advantages, particularly with players who visit more than one market. All of our properties are integrated into both WINet and Total Rewards. In second quarter 2003, we introduced Total Rewards II, an enhanced version of our customer loyalty program, which we believe will encourage further loyalty and play consolidation.

Political Uncertainties

        The casino entertainment industry is subject to political and regulatory uncertainty. From time to time, individual jurisdictions have also considered legislation or referendums that could adversely impact our operations. The likelihood or outcome of similar legislation and referendums in the future cannot be predicted.

        The casino entertainment industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate. From time to time, various state and federal legislators and officials have proposed changes in tax laws, or in the administration of such laws, that would affect the industry. It is not possible to determine with certainty the scope or likelihood of possible future changes in tax laws or in the administration of such laws. If adopted, such changes could have a material adverse effect on our financial results.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

        We prepare our Consolidated Condensed Financial Statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated lives assigned to our assets, the determination of bad debt, asset impairment and self-insurance reserves, the purchase price allocations made in connection with our acquisitions and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our significant accounting policies and estimates, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2002 Annual Report on Form 10-K. There were no newly identified significant accounting estimates in second quarter or first six months of 2003 nor were there any material changes to the critical accounting policies and estimates discussed in our 2002 Annual Report.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed rate and variable rate obligations. Of our approximately $3.6 billion total debt at June 30, 2003, $1.3 billion is subject to variable interest rates, which averaged 2.2% at June 30, 2003. Assuming a constant outstanding balance for our variable rate debt for the next twelve months, a hypothetical 100 basis point increase in interest rates would increase interest expense for the next twelve months by approximately $12.5 million.

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

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        The results of the vote of security holders at the Company's Annual Meeting of Stockholders on May 1, 2003 were reported in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

*EX—11	Computation of per share earnings.
*EX—31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2003
*EX—31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2003
*EX—32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2003.
*EX—32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2003.

*
Filed herewith.

(b)
The following reports on Form 8-K were filed by the Company during second quarter 2003 and thereafter through July 25, 2003.

(i)
Form 8-K filed July 22, 2003 furnishing our press release reporting second quarter results.

(ii)
Form 8-K filed July 25, 2003, reporting the declaration of a cash dividend.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harrah's Entertainment, Inc.

August 7, 2003	By:
/s/ ANTHONY D. MCDUFFIE Anthony D. McDuffie Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description	Sequential Page No.
EX—11	Computation of per share earnings
EX—31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2003.
EX—31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2003.
EX—32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2003.
EX—32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2003.

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
HARRAH'S ENTERTAINMENT, INC. CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
HARRAH'S ENTERTAINMENT, INC. CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
HARRAH'S ENTERTAINMENT, INC. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
HARRAH'S ENTERTAINMENT, INC. CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
HARRAH'S ENTERTAINMENT, INC. NOTES TO CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME JUNE 30, 2003 (UNAUDITED)
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