Form 10-Q
period 2003-09-30
HARRAHS ENTERTAINMENT INC
filed 2003-11-07
CIK 858339

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2003
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

        At October 31, 2003, there were 110,465,143 shares of the Company's Common Stock outstanding.

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

HARRAH'S ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	Sept. 30, 2003	Dec. 31, 2002
(In thousands, except share amounts)
ASSETS
Current assets
Cash and cash equivalents	$321,916	$396,365
Receivables, less allowance for doubtful accounts of $52,412 and $55,860	94,351	91,244
Deferred income taxes	66,976	61,659
Income tax receivable	22,782	43,088
Prepayments and other	61,775	48,764
Inventories	21,910	21,973

Total current assets	589,710	663,093

Land, buildings, riverboats and equipment	5,712,548	5,438,392
Less: accumulated depreciation	(1,667,076)	(1,474,089)

	4,045,472	3,964,303
Assets held for sale (Notes 1 and 11)	259,399	299,958
Goodwill (Note 3)	950,978	912,833
Intangible assets (Note 3)	267,628	271,227
Investments in and advances to nonconsolidated affiliates	3,954	4,894
Escrow deposit for pending acquisition	75,000	—
Deferred costs and other	258,010	233,741

	$6,450,151	$6,350,049

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$107,740	$110,199
Accrued expenses	516,079	440,430
Short-term debt (Note 6)	—	60,250
Current portion of long-term debt (Note 6)	1,649	1,466

Total current liabilities	625,468	612,345
Liabilities held for sale (Notes 1 and 11)	16,681	17,743
Long-term debt (Note 6)	3,554,489	3,763,066
Deferred credits and other	190,912	182,185
Deferred income taxes	298,116	263,661

	4,685,666	4,839,000

Minority interests	51,142	40,041

Commitments and contingencies (Notes 4, 6, 8 and 9)
Stockholders' equity (Notes 2 and 5)
Common stock, $0.10 par value, authorized—360,000,000 shares, outstanding—110,121,956 and 109,708,831 shares (net of 35,042,474 and 34,416,975 shares held in treasury)	11,012	10,971
Capital surplus	1,254,565	1,224,808
Retained earnings	464,473	260,297
Accumulated other comprehensive loss	—	(415)
Deferred compensation related to restricted stock	(16,707)	(24,653)

	1,713,343	1,471,008

	$6,450,151	$6,350,049

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH'S ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Third Quarter Ended		Nine Months Ended
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
(In thousands, except per share amounts)
Revenues
Casino	$1,011,212	$999,552	$2,912,058	$2,748,985
Food and beverage	164,152	164,444	478,470	458,669
Rooms	95,798	89,317	264,460	252,472
Management fees	21,118	16,924	56,523	47,658
Other	53,337	43,165	145,455	113,657
Less: casino promotional allowances	(206,337)	(198,773)	(578,537)	(530,608)

Total revenues	1,139,280	1,114,629	3,278,429	3,090,833

Operating expenses
Direct
Casino	508,891	481,391	1,476,522	1,323,256
Food and beverage	69,749	65,513	197,839	186,756
Rooms	16,090	16,819	49,674	51,745
Depreciation and amortization	80,128	78,226	237,666	227,927
Write-downs, reserves and recoveries	3,163	3,553	4,219	5,188
Project opening costs	2,075	69	6,664	1,665
Corporate expense	11,496	16,434	39,342	39,115
Equity in losses/(income) of nonconsolidated affiliates	558	519	644	(4,289)
Amortization of intangible assets	1,199	1,200	3,598	3,294
Other	228,086	223,239	670,678	629,727

Total operating expenses	921,435	886,963	2,686,846	2,464,384

Income from operations	217,845	227,666	591,583	626,449
Interest expense, net of interest capitalized (Note 7)	(58,556)	(60,744)	(175,638)	(180,596)
Loss on early extinguishments of debt (Note 6)	(995)	—	(3,136)	—
Loss on ownership interest in nonconsolidated affiliate	(128)	—	(128)	—
Other income/(expense), including interest income	1,682	(1,915)	7,177	(880)

Income from continuing operations before income taxes and minority interests	159,848	165,007	419,858	444,973
Provision for income taxes	(59,068)	(61,007)	(153,986)	(163,993)
Minority interests	(2,334)	(3,697)	(9,229)	(11,447)

Income from continuing operations	98,446	100,303	256,643	269,533

Discontinued operations (Notes 1 and 11)
Income from discontinued operations (including loss on disposal of none, none, $1,744, none)	1,595	1,137	929	4,286
Income tax expense	(558)	(398)	(325)	(1,500)

Income from discontinued operations	1,037	739	604	2,786

Income before cumulative effect of change in accounting principle	99,483	101,042	257,247	272,319
Cumulative effect of change in accounting principle, net of income tax benefit of $2,831	—	—	—	(91,169)

Net income	$99,483	$101,042	$257,247	$181,150

Earnings per share—basic
Income from continuing operations	$0.90	$0.91	$2.36	$2.41
Discontinued operations, net	0.01	—	0.01	0.03
Cumulative effect of change in accounting principle, net	—	—	—	(0.82)

Net income	$0.91	$0.91	$2.37	$1.62

Earnings per share—diluted
Income from continuing operations	$0.89	$0.89	$2.32	$2.36
Discontinued operations, net	0.01	—	0.01	0.03
Cumulative effect of change in accounting principle, net	—	—	—	(0.80)

Net income	$0.90	$0.89	$2.33	$1.59

Dividends declared per share	$0.30	$—	$0.30	$—

Weighted average common shares outstanding	109,064	110,594	108,761	111,682
Additional shares based on average market price for period applicable to:
Restricted stock	415	612	432	622
Stock options	1,270	1,806	1,133	1,735

Weighted average common and common equivalent shares outstanding	110,749	113,012	110,326	114,039

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH'S ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	Sept. 30, 2003	Sept. 30, 2002
(In thousands)
Cash flows from operating activities
Net income	$257,247	$181,150
Adjustments to reconcile net income to cash flows from operating activities:
Income from discontinued operations, before income taxes	(929)	(4,286)
Cumulative effect of change in accounting principle, before income taxes	—	94,000
Loss on early extinguishments of debt	3,136	—
Depreciation and amortization	256,648	251,630
Write-downs, reserves and recoveries	4,219	5,188
Other noncash items	9,789	7,220
Deferred income taxes	5,712	(28,487)
Minority interests' share of income	9,229	11,447
Equity in losses/(income) of nonconsolidated affiliates	644	(4,289)
Loss on ownership interest in nonconsolidated affiliate	128	—
Net (gains)/losses from asset sales	(352)	1,473
Net change in long-term accounts	(1,439)	(13,217)
Net change in working capital accounts	81,417	93,164

Cash flows provided by operating activities	625,449	594,993

Cash flows from investing activities
Land, buildings, riverboats and equipment additions	(293,108)	(286,771)
Escrow payment for Horseshoe acquisition	(75,000)	—
Minority interest buyout	(28,750)	—
Investments in and advances to nonconsolidated affiliates	(90)	(39)
Increase/(decrease) in construction payables	3,317	(6,244)
Proceeds from other asset sales	1,429	33,753
Proceeds from sale of ownership interests in nonconsolidated affiliate	897	—
Payment for businesses acquired, net of cash acquired	—	(8,637)
Other	(8,711)	(4,937)

Cash flows used in investing activities	(400,016)	(272,875)

Cash flows from financing activities
Borrowings under lending agreements, net of deferred financing costs	2,613,956	1,613,678
Repayments under lending agreements	(1,539,665)	(1,823,399)
Borrowings under retired facility	161,125	—
Repayments under retired facility	(1,446,625)	—
Other short-term repayments	(60,250)	—
Early extinguishments of debt	(12,421)	—
Premiums paid on early retirement of debt	(904)	—
Scheduled debt retirements	(1,074)	(1,199)
Dividends paid	(33,033)	—
Purchases of treasury stock	(17,937)	(138,420)
Minority interests' distributions, net of contributions	(7,152)	(8,019)
Proceeds from exercises of stock options	19,799	48,358
Other	460	(1,735)

Cash flows used in financing activities	(323,721)	(310,736)

Cash flows from assets held for sale
Proceeds from sale of assets held for sale	17,556	—
Net transfers from assets held for sale	5,394	11,706
Loss on sale of assets held for sale	889	—

Cash flows provided by assets held for sale	23,839	11,706

Net (decrease)/increase in cash and cash equivalents	(74,449)	23,088
Cash and cash equivalents, beginning of period	396,365	336,929

Cash and cash equivalents, end of period	$321,916	$360,017

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH'S ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Third Quarter Ended		Nine Months Ended
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
(In thousands)
Net income	$99,483	$101,042	$257,247	$181,150

Other comprehensive income
Unrealized gains/(losses) on available-for-sale securities, net of tax provision/(benefit) of $73, $(82), $215 and $(258)	135	(151)	397	(475)
Realization of loss on available-for-sale securities, net of tax benefit of $10	18	—	18	—
Other, net of tax benefit of $156	—	—	—	(288)

	153	(151)	415	(763)

Comprehensive income	$99,636	$100,891	$257,662	$180,387

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH'S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(UNAUDITED)

Note 1—Basis of Presentation and Organization

        Harrah's Entertainment, Inc. ("Harrah's Entertainment", the "Company", "we", "our" or "us", and including our subsidiaries where the context requires) is a Delaware corporation. Our casino entertainment facilities, operating under the Harrah's, Rio, Showboat, and Harveys brand names, include casino hotels in Reno, Lake Tahoe, Las Vegas and Laughlin, Nevada; two casino hotel properties in Atlantic City, New Jersey; a land-based casino in New Orleans, Louisiana; riverboat and dockside casinos in Joliet and Metropolis, Illinois; East Chicago, Indiana; Council Bluffs, Iowa; Shreveport and Lake Charles, Louisiana; Tunica, Mississippi; and North Kansas City and St. Louis, Missouri; a greyhound racetrack and land-based casino in Council Bluffs, Iowa; and a thoroughbred racetrack and land-based casino in Bossier City, Louisiana. We also manage casinos on Indian lands near Phoenix, Arizona; Cherokee, North Carolina; Topeka, Kansas; and San Diego, California.

        In second quarter 2003, we closed on the sale of Harveys Wagon Wheel Hotel/Casino in Central City, Colorado. Also in second quarter 2003, we entered into a definitive agreement to sell Harrah's Vicksburg, and that sale closed on October 27, 2003. The Colorado and Vicksburg properties are presented in our Consolidated Condensed Balance Sheets and Statements of Cash Flows as assets held for sale and in our Consolidated Condensed Statements of Income as discontinued operations. Our 2002 operating results have been reclassified to reflect those properties as discontinued operations and 2002 balances have been reclassified to reflect those properties as assets held for sale. See Note 11 for further discussion of our discontinued operations.

        In third quarter 2003, we announced our intention to sell Harrah's Shreveport. The decision to sell Harrah's Shreveport was made in order to avoid overexposure in that market upon the consummation of our anticipated acquisition of Horseshoe Gaming Holding Corp. ("Horseshoe"). See Note 4 for further discussion of our agreement to acquire Horseshoe. Harrah's Shreveport's assets, which include current assets, land improvements, buildings and equipment, of $193.8 million and liabilities of $13.7 million have been classified as assets and liabilities held for sale in our Consolidated Condensed Balance Sheets and 2002 balances have been reclassified to reflect that property as an asset held for sale. Since the Horseshoe acquisition will give us a continued presence in the Shreveport-Bossier City market, Harrah's Shreveport's operating results have not been classified as discontinued operations. We expect to complete the sale of Harrah's Shreveport in the first half of 2004.

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

        SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," an amendment of SFAS No. 123, requires that companies provide disclosure regarding the pro forma impact of the provisions of SFAS No. 123 in interim financial statements. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Third Quarter Ended		Nine Months Ended
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
(In thousands, except per share amounts)
Net income, as reported	$99,483	$101,042	$257,247	$181,150
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(8,648)	(5,709)	(17,921)	(14,258)

Pro forma net income	$90,835	$95,333	$239,326	$166,892

Earnings per share:
Basic—as reported	$0.91	$0.91	$2.37	$1.62
Basic—pro forma	$0.83	$0.86	$2.20	$1.49
Diluted—as reported	$0.90	$0.89	$2.33	$1.59
Diluted—pro forma	$0.82	$0.84	$2.17	$1.46

Note 3—Goodwill and Other Intangible Assets

        The following tables set forth information concerning our goodwill and other intangible assets as of September 30, 2003:

	Balance at December 31, 2002	Additions or Adjustments	Impairment Losses	Balance at September 30, 2003
(In thousands)
Goodwill	$912,833	$38,145	$—	$950,978

Nonamortizing intangible assets:
Trademarks	$139,624	$—	$—	$139,624
Gaming rights	62,300	—	—	62,300

Total	$201,924	$—	$—	$201,924

	Gross Carrying Amount	Accumulated Amortization	Balance at September 30, 2003
(In thousands)
Amortizing intangible assets:
Contract rights	$63,000	$(5,893)	$57,107
Customer relationships	13,100	(4,503)	8,597

Total	$76,100	$(10,396)	$65,704

        The aggregate amortization expense for the quarter ended September 30, 2003, for those assets that will continue to be amortized under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," was $1.2 million. Estimated annual amortization expense for those assets for the years ending December 31, 2003, 2004, 2005, 2006 and 2007 is $4.8 million, $4.8 million, $4.8 million, $4.5 million and $3.8 million, respectively.

        With our adoption of SFAS No. 142 in first quarter 2002, we completed our implementation review of the goodwill and other intangible assets arising from our prior acquisitions and recorded non-recurring impairment charges of $91.2 million, net of tax benefits of $2.8 million. These charges, which are reported in our Consolidated Condensed Statements of Income as a change in accounting principle, relate to goodwill and the trademark acquired in our 1999 acquisition of Rio Hotel and Casino, Inc. We will conduct our annual review of intangible assets for impairment during fourth quarter 2003 to determine if goodwill and intangible assets with indefinite lives have been impaired.

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

        We paid $72.4 million ($10.54 per share) for the additional ownership interest in JCC, acquired approximately $45.8 million of JCC's debt, assumed approximately $28.2 million of JCC's Senior Notes, which we subsequently retired, and incurred approximately $2.4 million of acquisition costs. We financed the acquisition and retired JCC's debt with funds from various sources, including cash flows from operations and borrowings under established debt programs.

        The purchase price allocation arising from our June 7, 2002, acquisition of additional ownership of JCC has been completed and the purchase price allocation of our acquisition of the remaining interest will be completed within one year of that acquisition.

        We acquired the remaining ownership interest in JCC in order to streamline the decision-making process, enabling us to take steps to improve business at the property more quickly.

Louisiana Downs

        On December 20, 2002, we acquired a controlling interest in Louisiana Downs, a thoroughbred racetrack in Bossier City, Louisiana. The agreement gives us a 95% ownership interest in a company that now owns both Louisiana Downs and Harrah's Shreveport. In second quarter 2003, 900 slot machines were placed in service, and we expect to open a new, permanent facility with approximately 1,500 slot machines by June 2004.

        We paid approximately $91.1 million, including $29.3 million in short-term notes that were paid in full in January 2003 and $15.0 million in equity interest in Harrah's Shreveport, for the interest in Louisiana Downs and approximately $0.5 million of acquisition costs. We financed the acquisition with funds from various sources, including cash flows from operations and borrowings under established debt programs. The purchase price allocation, including the equity interest in Harrah's Shreveport that was contributed to the new company that now owns both Louisiana Downs and Harrah's Shreveport, is in process and is expected to be completed by fourth quarter 2003. The results of Louisiana Downs' operations were included in our financial results since the date of acquisition.

Harrah's East Chicago—Buyout of Minority Partners

        In second quarter 2003, we paid approximately $28.8 million to former partners in the Harrah's East Chicago property to settle outstanding litigation with the partners relating to a buyout in 1999 of the partners' interest in the property and to terminate the contractual rights of the partners to repurchase an 8.55% interest in the property.

Horseshoe

        On September 11, 2003, we announced that we had signed a definitive agreement to acquire Horseshoe for $1.45 billion, including assumption of debt. We expect to finance the acquisition through working capital, existing credit facilities and/or the issuance of public debt. The purchase includes casinos in Hammond, Indiana; Tunica, Mississippi; and Shreveport-Bossier City, Louisiana. We also intend to sell our Harrah's brand casino in Shreveport to avoid overexposure in that market. After consideration of the sale of Harrah's Shreveport, the Horseshoe acquisition will add a net 107,100 square feet of casino space, more than 4,360 slot machines and 138 table games to our existing portfolio. The acquisition is subject to regulatory approvals and is expected to be completed in the first half of 2004.

Note 5—Stockholders' Equity

        In addition to its common stock, Harrah's Entertainment has the following classes of stock authorized but unissued:

  Preferred stock, $100 par value, 150,000 shares authorized
  Special stock, $1.125 par value, 5,000,000 shares authorized—
      Series A Special Stock, 2,000,000 shares designated

        In November 2002, our Board of Directors authorized the purchase of up to three million shares of the Company's stock in the open market. These repurchases are funded through available cash and borrowings from our credit facilities (see Note 6). During the first nine months of 2003, 500,000 shares were purchased at an average price of $35.87, leaving 2.5 million shares available for purchase pursuant to this authorization, which expires on December 31, 2003.

        In July 2003, the Company declared a quarterly cash dividend of 30 cents per share. The dividend was paid August 27, 2003, to shareholders of record at the close of business on August 13, 2003.

        In November 2003, the Company declared a regular quarterly cash dividend of 30 cents per share, payable on November 26, 2003, to shareholders of record as of the close of business on November 12, 2003.

Note 6—Debt

Bank Facilities

        On April 29, 2003, we entered into an agreement for new credit facilities (the "Credit Agreement") for up to $1.9625 billion in borrowings, replacing the $l.857 billion revolving credit and letter of credit facilities (the "Bank Facility") that were scheduled to mature in April 2003 ($332 million) and April 2004 ($1.525 billion). The Credit Agreement matures on April 23, 2008, and consists of a five-year revolving credit facility for up to $1.0625 billion and a five-year term reducing facility for up to $900 million. The Credit Agreement contains a provision that would allow an increase in the borrowing capacity to $2 billion, if mutually acceptable to the Company and the lenders. Interest on the Credit Agreement is based on our debt ratings and leverage ratio and is subject to change. As of September 30, 2003, the Credit Agreement bore interest based upon 105 basis points over LIBOR and bore a facility fee for borrowed and unborrowed amounts of 25 basis points. At our option, we may also borrow at the prime rate under the new Credit Agreement. Covenants of the Credit Agreement are identical, in all material respects, to those of the Bank Facility that was replaced. As of September 30, 2003, $1.104 billion in borrowings were outstanding under the Credit Agreement with an additional $44.4 million committed to back letters of credit. After consideration of these borrowings, and before consideration of amounts borrowed under the commercial paper program, $814.1 million of additional borrowing capacity was available to the Company as of September 30, 2003.

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

Commercial Paper

        To provide the Company with cost-effective borrowing flexibility, we have a $200 million commercial paper program that is used to borrow funds for general corporate purposes. Although the debt instruments are short-term in tenor, they are classified as long-term debt because the commercial paper is backed by our Credit Agreement and we have committed to keep available capacity under our Credit Agreement in an amount equal to or greater than amounts borrowed under this program. At September 30, 2003, $125.0 million was outstanding under this program.

Short-term Debt

        An uncommitted line of credit agreement with a lender pursuant to which we could borrow up to $31 million expired in second quarter 2003 and had not been renewed as of September 30, 2003.

Debt Repurchases

        In July 2003, our Board of Directors authorized the Company to retire, from time to time through cash purchases, portions of our outstanding debt in open market purchases, privately negotiated transactions or otherwise. These repurchases will be funded through available cash from operations and borrowings from our Credit Agreement. Such repurchases will depend on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors. Although we do not expect that the amounts typically involved in individual transactions will be material to the Company, we may consider engaging in individual transactions where the amounts are material. In addition, the aggregate amounts involved in such transactions may be material. As of September 30, 2003, $12.4 million of our 7 7/8% Senior Subordinated Notes had been retired under this authorization. With the retirement of this debt, charges of $1.0 million for premiums and unamortized deferred finance charges were recorded in third quarter.

Note 7—Supplemental Cash Flow Disclosures

Cash Paid for Interest and Taxes

        The following table reconciles our Interest expense, net of interest capitalized, per the Consolidated Condensed Statements of Income, to cash paid for interest:

	Nine Months Ended
	Sept. 30, 2003	Sept. 30, 2002
(In thousands)
Interest expense, net of interest capitalized	$175,638	$180,596
Adjustments to reconcile to cash paid for interest:
Net change in accruals	(9,292)	(5,740)
Amortization of deferred finance charges	(4,527)	(4,187)
Net amortization of discounts and premiums	(842)	(1,013)

Cash paid for interest, net of amount capitalized	$160,977	$169,656

Cash payments for income taxes, net of refunds	$40,019	$88,858

Note 8—Commitments and Contingent Liabilities

Contractual Commitments

        We continue to pursue additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties, guarantees by the Company of third-party debt and development completion guarantees.

        We may guarantee all or part of the debt incurred by Indian tribes with which we have entered into a management contract to fund development of casinos on the Indian lands. For all existing guarantees of Indian debt, we have obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, that the value of such property would satisfy our obligations in the event these guarantees were enforced. Additionally, we have received limited waivers from the Indian tribes of their sovereign immunity to allow us to pursue our rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken. The aggregate outstanding balance as of September 30, 2003, of Indian debt that we have guaranteed was $116.9 million. The outstanding balance of all of our debt guarantees at September 30, 2003 was $125.6 million. Our maximum obligation under all of our debt guarantees is $160.6 million as of September 30, 2003. Our obligations under these debt guarantees extend through January 2008. Some of our guarantees of the debt for casinos on Indian lands were modified in the first nine months of 2003, triggering the requirement under Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to recognize a liability for the estimated fair value of those guarantees. Liabilities, representing the fair value of our guarantees, and corresponding assets, representing the portion of our management fee receivable attributable to our agreements to provide the related guarantees, were recorded and are being amortized over the lives of the related agreements. We estimated the fair value of the obligations by considering what premium would have been required by us or by a third party to issue a loan of similar principal amount and term, but without a guarantee, in an arm's length transaction with an unrelated party. The amounts recognized represent the present value of the premium in interest rates and fees that would have been charged to the tribes if we had not provided the guarantees and the amounts recorded are not significant.

        In March 2003, we entered into an agreement with the State of Louisiana whereby we extended our guarantee of an annual payment obligation of JCC, our wholly-owned subsidiary, of $60 million owed to the State of Louisiana. The guarantee was extended for one year to end March 31, 2006.

        Excluding debt guarantees discussed above, as of September 30, 2003, we had commitments and contingencies of $277.7 million, including construction-related commitments.

        The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations of the Indian-owned properties to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. As of September 30, 2003, our aggregate monthly commitment for the minimum guaranteed payments pursuant to these contracts for the four managed Indian-owned facilities now open, which extend for periods of up to 52 months from September 30, 2003, is $1.2 million. The maximum exposure for the minimum guaranteed payments to the tribes is unlikely to exceed $22.9 million as of September 30, 2003.

Severance Agreements

        As of September 30, 2003, we have severance agreements with 34 of our senior executives, which provide for payments to the executives in the event of their termination after a change in control, as defined. These agreements provide, among other things, for a compensation payment of 1.5 to 3.0 times the executive's average annual compensation, as defined, as well as for accelerated payment or accelerated vesting of any compensation or awards payable to the executive under any of our incentive plans. The estimated amount, computed as of September 30, 2003, that would be payable under the agreements to these executives based on the compensation payments and stock awards aggregated approximately $116.1 million. The estimated amount that would be payable to these executives does not include an estimate for the tax gross-up payment, provided for in the agreements, that would be payable to the executive if the executive becomes entitled to severance payments which are subject to federal excise tax imposed on the executive.

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

        In second quarter 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which all but eliminates the presentation in income statements of debt extinguishments as extraordinary items. For our company, SFAS No. 145 was effective for our first fiscal year beginning after May 15, 2002. We implemented SFAS No. 145 on January 1, 2003, and have presented 2003 losses on early retirements of debt as a component of our Income from continuing operations.

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

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as "special-purpose entities." Companies are required to apply the provisions of FIN 46 prospectively for all variable interest entities created after January 31, 2003. For public companies, all interests acquired before February 1, 2003, must follow the new rules in accounting periods ending after December 15, 2003. FIN 46 is expected to have no impact on our results of operations or financial position.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. This statement is effective for our interim periods beginning after June 15, 2003. We do not expect the adoption of SFAS No. 150 to have an effect on our financial statements.

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

        Revenues at Harveys Colorado, reported in discontinued operations for the nine months ended September 30, 2003, and for the year ended December 31, 2002, were $12.2 million and $35.7 million, respectively. Harveys Colorado's pretax loss, reported in discontinued operations for the nine months ended September 30, 2003, was $1.4 million and their pretax income for the year ended December 31, 2002, was $2.4 million.

Harrah's Vicksburg

        On June 30, 2003, the Company signed a definitive agreement to sell Harrah's Vicksburg, our dockside casino entertainment complex in Vicksburg, Mississippi, and the transaction closed on October 27, 2003. Revenues at Harrah's Vicksburg, reported in discontinued operations for the nine months ended September 30, 2003, and for the year ended December 31, 2002, were $26.6 million and $37.9 million, respectively. Harrah's Vicksburg's pretax income, reported in discontinued operations for the nine months ended September 30, 2003, and year ended December 31, 2002, was $2.3 million and

$2.2 million, respectively. Prior year financial statements for 2002 have been restated to present the operations of Harrah's Vicksburg as a discontinued operation.

        In conjunction with the classification of Harrah's Vicksburg as a discontinued operation, a loss of $0.7 million to write down the related carrying amounts to their fair values, totaling approximately $32.4 million, less estimated costs to sell was recorded in the second quarter of 2003. The assets and liabilities of the discontinued operations are presented separately under the captions "Assets held for sale" and "Liabilities held for sale," respectively, in our Consolidated Condensed Balance Sheets at September 30, 2003, and December 31, 2002. The assets sold include land, buildings and equipment. No material gain or loss is expected to be recognized on this sale.

Item 2.    Management's Discussion And Analysis Of Financial Condition And Results Of Operations

        The following discussion and analysis of the financial position and operating results of Harrah's Entertainment, Inc. (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as "Harrah's Entertainment", the "Company", "we", "our" and "us") for the third quarter and the first nine months of 2003 and 2002, updates, and should be read in conjunction with, Management's Discussion and Analysis of Financial Condition and Results of Operations presented in our 2002 Annual Report.

AGREEMENT TO ACQUIRE HORSESHOE

        On September 11, 2003, we announced that we had signed a definitive agreement to acquire Horseshoe Gaming Holding Corp. ("Horseshoe") for $1.45 billion, including assumption of debt. We expect to finance the acquisition through working capital, existing credit facilities and/or the issuance of public debt. The purchase includes casinos in Hammond, Indiana;, Tunica, Mississippi; and Shreveport-Bossier City, Louisiana. We also intend to sell our Harrah's brand casino in Shreveport to avoid overexposure in that market. After consideration of the sale of Harrah's Shreveport, the Horseshoe acquisition will add a net 107,100 square feet of casino space, more than 4,360 slot machines and 138 table games to our existing portfolio. The acquisition is subject to regulatory approvals and is expected to be completed in the first half of 2004.

OPERATING RESULTS AND DEVELOPMENT PLANS

Overall

	Third Quarter				First Nine Months
			Percentage Increase/ (Decrease)				Percentage Increase/ (Decrease)
	2003	2002			2003	2002
(in millions, except earnings per share)
Casino revenues	$1,011.2	$999.6	1.2%		$2,912.1	$2,749.0	5.9%
Total revenues	1,139.3	1,114.6	2.2%		3,278.4	3,090.8	6.1%
Income from operations	217.8	227.7	(4.3)%		591.6	626.4	(5.6)%
Income from continuing operations	98.4	100.3	(1.9)%		256.6	269.5	(4.8)%
Net income	99.5	101.0	(1.5)%		257.2	181.2	41.9%
Earnings per share-diluted
From continuing operations	0.89	0.89	—		2.32	2.36	(1.7)%
Net income	0.90	0.89	1.1%		2.33	1.59	46.5%
Operating margin	19.1%	20.4%	(1.3	)pts	18.0%	20.3%	(2.3	)pts

        Third quarter 2003 revenues increased 2.2% over third quarter 2002 as revenues from Louisiana Downs, which was acquired in December 2002 and began operating slot machines in May 2003, and record revenues in southern Nevada offset revenue declines in some of our traditionally strong markets. Income from continuing operations was 1.9% below third quarter last year due to higher gaming taxes, increased competition and disruptions from Hurricane Isabel.

        For the nine months ended September 30, 2003, revenues were up 6.1%; however, income from continuing operations was 4.8% below the nine-month period last year. The change in year-over-year results was driven by the same factors that drove our third quarter results. In addition, net income in the first nine months of 2002 reflected the cumulative effect of a required change in accounting for goodwill and other intangible assets of $91.2 million.

        To facilitate discussion of our operating results, our properties have been grouped as follows:

West	East	North Central	South Central	Managed/Other
Harrah's Reno Harrah's/Harveys Lake Tahoe Bill's Harrah's Las Vegas Rio Harrah's Laughlin	Harrah's Atlantic City Showboat Atlantic City	Harrah's Joliet Harrah's East Chicago Harrah's North Kansas City Harrah's Council Bluffs Bluffs Run Harrah's St. Louis Harrah's Metropolis	Harrah's Shreveport Harrah's Lake Charles Harrah's Tunica Harrah's New Orleans (after June 7, 2002) Louisiana Downs	Harrah's Ak-Chin Harrah's Cherokee Harrah's Prairie Band Harrah's Rincon Harrah's New Orleans (prior to June 7, 2002)

West Results

	Third Quarter				First Nine Months
			Percentage Increase/ (Decrease)				Percentage Increase/ (Decrease)
	2003	2002			2003	2002
(in millions)
Casino revenues	$247.0	$232.2	6.4%		$684.4	$640.6	6.8%
Total revenues	361.6	342.0	5.7%		1,021.7	961.2	6.3%
Income from operations	71.7	63.7	12.6%		183.8	160.2	14.7%
Operating margin	19.8%	18.6%	1.2	pts	18.0%	16.7%	1.3	pts

        The increase in our West region revenues in third quarter 2003 over the comparable quarter last year was driven by record third quarter revenues in southern Nevada, which were aided by strong cross-market and retail play and effective marketing and air-charter programs. We define cross-market play as gaming by customers at Harrah's properties other than their "home" casino, and retail play is defined as Total Rewards customers who typically spend up to $50 per visit. Southern Nevada revenues were 10.1% higher than third quarter 2002 revenues. Revenues at our northern Nevada properties were 0.6% below third quarter 2002 revenues in that region due to competition from tribal casinos in northern California and weak retail and unrated play (play by customers without a Total Rewards card) in that market.

        Third quarter income from operations in the West region was 12.6% higher than in the year-ago third quarter. The increase in southern Nevada revenues coupled with cost control measures led to a 32.9% increase in income from operations in southern Nevada. Income from operations in northern Nevada declined 4.5% from third quarter last year due to the lower revenues and higher costs to combat competitive pressures in the market.

        For the nine months ended September 30, 2003, West region revenues were 6.3% higher and income from operations was 14.7% higher than in the prior year period. These increases were driven by our southern Nevada properties, where revenues rose 8.8% and income from operations gained 24.9% over the first nine-month period last year. New amenities at the Rio, increased cross-market play at both of our Las Vegas properties, the continued success of our air-charter program at Harrah's Laughlin and cost control measures at all of our southern Nevada properties contributed to the improved results. Northern Nevada revenues for the first nine months of 2003 rose 1.8% over the comparable period last year but income from operations fell 2.6% below the first nine months of 2002 as properties in that area spent more in response to increased competition and weak demand from retail and un-rated customers.

East Results

	Third Quarter				First Nine Months
			Percentage Increase/ (Decrease)				Percentage Increase/ (Decrease)
	2003	2002			2003	2002
(in millions)
Casino revenues	$220.7	$233.4	(5.4)%		$620.9	$613.4	1.2%
Total revenues	214.5	225.6	(4.9)%		598.9	591.5	1.3%
Income from operations	67.8	74.1	(8.5)%		174.4	171.2	1.9%
Operating margin	31.6%	32.8%	(1.2	)pts	29.1%	28.9%	0.2	pts

        Revenues at our East region properties were 4.9% lower in third quarter 2003 than in the year-ago period and income from operations was 8.5% below the prior year quarter. These declines were due to competition from a new casino that opened in early July 2003 in Atlantic City and disruptions from Hurricane Isabel. Harrah's Atlantic City's revenues were 8.9% below third quarter last year and operating income declined 16.5%. Aided by the addition of a new 544-room hotel expansion that opened in second quarter 2003 and the addition of 450 slot machines in July 2003, Showboat Atlantic City's revenues increased 0.5% and income from operations rose 5.7% from the year-ago quarter.

        For the nine months ended September 30, 2003, Harrah's Atlantic City's revenues were 0.7% higher than in the first nine months of 2002, but income from operations was down 2.9% from the same period last year. Showboat Atlantic City's revenues for the first nine months were 2.0% higher than in the same period last year and income from operations was 10.7% above the same period last year. At Harrah's Atlantic City, a new hotel tower opened in second quarter 2002, 500 slot machines were added in second quarter 2002 and an additional 500 machines were added at the end of fourth quarter 2002. At Showboat Atlantic City, a new hotel tower opened in second quarter 2003, and 450 slot machines were added in third quarter 2003. These investments helped offset the impact of a new competitor in the market.

        Construction is on-going on a project that will redesign the boardwalk facade and entrance of Showboat Atlantic City.

North Central Results

	Third Quarter				First Nine Months
			Percentage Increase/ (Decrease)				Percentage Increase/ (Decrease)
	2003	2002			2003	2002
(in millions)
Casino revenues	$349.7	$363.5	(3.8)%		$1,056.7	$1,094.6	(3.5)%
Total revenues	342.1	356.9	(4.1)%		1,032.2	1,079.6	(4.4)%
Income from operations	59.0	74.7	(21.0)%		176.6	246.1	(28.2)%
Operating margin	17.2%	20.9%	(3.7	)pts	17.1%	22.8%	(5.7	)pts

        Chicagoland/Illinois—Combined third quarter 2003 revenues at Harrah's Joliet, Harrah's East Chicago and Harrah's Metropolis fell 7.3% from last year's third quarter revenues. Combined income from operations was 26.6% below third quarter last year due primarily to increases in state gaming taxes, which were effective July 1, 2003. In June 2003, the state of Illinois passed legislation that increased the maximum gaming tax rate from 50 percent to 70 percent effective July 1, 2003. The increase in the tax rate in Illinois resulted in incremental taxes of $5.0 million in third quarter 2003. After receiving the necessary approvals from the Illinois Gaming Board, we implemented operational changes at Joliet to preserve the profitability in light of the higher gaming taxes. Competitive pressures in the East Chicago and Joliet markets also contributed to the lower operating results.

        For the first nine months of 2003, combined revenues fell 4.6% and income from operations was 34.9% below the first nine months of 2002. Higher gaming and admission taxes, heightened competition and winter storms during first quarter 2003 were responsible for the decline in results at our Chicagoland/Illinois properties. During second quarter 2003, legislation was passed in Indiana that increased the effective tax rate and retroactively revised the methodology by which state gaming taxes are to be computed for those properties that convert from cruising to dockside operations. This revision resulted in a charge of $5.1 million for additional taxes for the period ended June 30, 2003. For properties subject to a graduated tax rate, we accrue our gaming tax liability over the course of the year based on an estimate of the annual effective gaming tax rate for each property; therefore, the gaming tax increase effective July 1, 2003, caused adjustments in our year-to-date gaming tax accruals in the second quarter. Illinois gaming tax accruals were increased by $11.5 million in 2003 as a result of the new legislation in that state.

        Missouri—Third quarter revenues at our Missouri properties decreased 2.0% and income from operations was 13.2% below last year's third quarter due primarily to heightened competition in the market.

        For the nine months ended September 30, 2003, winter storms in February 2003 and competitive pressures drove the decline in revenues of 6.2% and in income from operations of 23.4%. Construction is underway on a $79 million expansion of Harrah's St. Louis, which will include a second hotel tower, redesign of the hotel lobby, new valet parking areas, the addition of parking garage express ramps and the expansion of two restaurants and other amenities. As of September 30, 2003, $17.9 million had been spent on this project. Completion of the expansion project is targeted for the third quarter of 2004.

        Iowa—Revenues for third quarter 2003 from our Iowa properties were 1.3% higher than third quarter 2002 revenues; however, income from operations was 17.3% below third quarter 2002 due in part to higher gaming taxes at our Bluffs Run property, where gaming taxes increased in accordance with a predetermined rate increase.

        For the first nine months of 2003, Iowa revenues were even with the first nine months last year and income from operations was down 12.3%. Higher gaming taxes at our Bluffs Run property and winter storms in the market drove the decline in 2003 operating results.

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

South Central Results

	Third Quarter				First Nine Months
			Percentage Increase/ (Decrease)				Percentage Increase/ (Decrease)
	2003	2002			2003	2002
(in millions)
Casino revenues	$193.6	$170.2	13.7%		$549.7	$400.1	37.4%
Total revenues	196.1	171.8	14.1%		556.4	404.9	37.4%
Income from operations	27.0	23.3	15.9%		79.8	65.7	21.5%
Operating margin	13.8%	13.6%	0.2	pts	14.3%	16.2%	(1.9	)pts

        Third quarter 2003 revenues from our South Central properties were 14.1% higher than in third quarter 2002 and income from operations was 15.9% higher than last year's third quarter due to the May 2003 opening of the casino at the Louisiana Downs race track and higher results from Harrah's New Orleans. Louisiana Downs, a thoroughbred racetrack acquired in December 2002, contributed $24.6 million in revenues and $1.7 million in income from operations in third quarter 2003. Harrah's New Orleans' revenues increased 9.3% over third quarter 2002, while income from operations increased 69.7%. Our Lake Charles property continues to be affected by competition in the area and weak demand from retail and unrated segments. At Shreveport, market weakness, particularly among retail guests, and higher gaming taxes contributed to a decline in operating results at that property. Shreveport's gaming taxes increased one percentage point in April 2002, and increased an additional one percentage point on April 1, 2003, the last of three annual increases enacted in Louisiana in 2001.

        For the nine months ended September 30, 2003, revenues increased 37.4% and income from operations increased 21.5% over the same nine-month period last year due primarily to the consolidation of Harrah's New Orleans' following our acquisition of additional ownership in June 2002. We believe that the opening of an expanded buffet and a new steakhouse at Harrah's New Orleans has attracted new business to that property. Prior to our acquisition of a controlling interest in that property we had limited ability to invest in amenities, and we are now actively pursuing such opportunities. The factors driving the results at our other South Central properties for the first nine months of 2003 are the same factors that drove third quarter results.

        In conjunction with the announcement of our agreement to acquire Horseshoe, we announced our intention to sell Harrah's Shreveport to avoid overexposure in that market. Consequently, we have classified Harrah's Shreveport in Assets held for sale on our Consolidated Condensed Balance Sheets and have ceased depreciating the assets. We do not anticipate a loss on this sale.

        Construction has begun on the second phase of the expansion of Louisiana Downs, which will include a new permanent casino facility with approximately 1,500 slot machines. Our renovation and expansion of Louisiana Downs is expected to cost approximately $110 million, $42.9 million of which had been spent as of September 30, 2003, and should be complete by June 2004.

        On October 27, 2003, we completed the sale of Harrah's Vicksburg. 2003 results for Harrah's Vicksburg are presented as part of our discontinued operations and 2002 results have been reclassified to conform to the 2003 presentation. No material gain or loss is expected to be reported on the transaction.

Managed Casinos and Other

        Income from our managed properties was higher in the third quarter and first nine months of 2003 than in the year-ago periods due to the inclusion of management fees from Harrah's Rincon Casino and Resort, which opened in August 2002. Partially offsetting the increased fees were lower fee structures at three of our managed casinos and the absence of fees from Harrah's New Orleans subsequent to that property's consolidation into our financial results following our acquisition of a controlling interest in June 2002.

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

Other Factors Affecting Net Income

	Third Quarter			First Nine Months
			Percentage Increase/ (Decrease)			Percentage Increase/ (Decrease)
	2003	2002		2003	2002
(in millions)
(Income)/expense:
Development costs	$3.0	$2.3	30.4%	$9.4	$6.1	54.1%
Corporate expense	11.5	16.4	(29.9)%	39.3	39.1	0.5%
Interest expense, net	58.6	60.7	(3.5)%	175.6	180.6	(2.8)%
Loss on ownership interest in nonconsolidated Affiliate	0.1	—	N/M	0.1	—	N/M
Loss on early extinguishment of debt	1.0	—	N/M	3.1	—	N/M
Other (income)/expense	(1.7)	1.9	N/M	(7.2)	0.9	N/M
Effective income tax rate	37.0%	37.0%	—	36.7%	36.9%	(0.2	)pts
Minority interests	$2.3	$3.7	(37.8)%	$9.2	$11.4	(19.3)%
Income from discontinued operations, net of income taxes	(1.0)	(0.7)	42.9%	(0.6)	(2.8)	(78.6)%
Change in accounting principle, net of taxes	—	—	—	—	91.2	N/M

N/M = Not meaningful

        Development costs for the third quarter and first nine months of 2003 were higher than in the third quarter and first nine months last year due to increased development activities in many jurisdictions considering casinos or casino-like businesses. In second quarter 2003, we signed a letter of intent, subject to definitive documents, to form a 50/50 joint venture with Gala Group, a United Kingdom ("UK") based gaming operator, to develop regional casinos in the UK. The arrangement also permits us to develop destination resorts outside of the joint venture. As part of this effort, in third quarter 2003, we formed a joint venture with Gala Group for the purpose of placing options on land in the UK. Development in the UK is dependent on passage of proposed legislative reform of the UK gaming laws and regulations.

        Corporate expense was 29.9% lower than in third quarter 2002 due to higher incentive compensation costs in 2002. For the nine months ended September 30, 2003, corporate expense was even with the first nine months last year.

        Interest expense decreased in the third quarter and the first nine months of 2003 from the comparable periods last year as a result of the Company's lower average debt balance and lower interest rates on variable-rate debt. The average interest rate on our variable-rate debt was 2.1% at September 30, 2003, compared to 2.7% at September 30, 2002. A change in interest rates could have a material effect on our financial results. For example, assuming a constant outstanding balance for our variable rate debt for the next twelve months, a hypothetical 100 basis point change in interest rates would change interest expense for the next twelve months by approximately $12.3 million, or $3.1 million per quarter. Our variable-rate debt represents approximately 35% of our total debt, while our fixed-rate debt is approximately 65% of our total debt.

        Loss on the early extinguishment of debt represents a charge for premiums paid and the write-off of unamortized deferred financing costs associated with debt retired before maturity. In compliance with Statement of Financial Accounting Standards ("SFAS") No. 145 (see Note 10 to our Consolidated Condensed Financial Statements), this loss on the early extinguishment of debt no longer qualifies for presentation as an extraordinary item.

        Other income/expense was favorable in the third quarter and first nine months of 2003 compared to the comparable periods last year due to favorable net investments results from company-owned life insurance policies.

        The effective income tax rates for both periods are higher than the federal statutory rate due primarily to state income taxes. Our effective income tax rate was lower in the first nine months of 2003 than in the same period last year due to the mix of taxable income among the states.

        Minority interests reflect minority owners' shares of income at joint venture casinos, which was below the prior-year period due to lower earnings from a joint venture property and the acquisition of the remaining ownership interest in JCC in December 2002, partially offset by increased minority interest resulting from the opening of the casino at Louisiana Downs.

        Discontinued operations reflect the results of Harveys Wagon Wheel Hotel/Casino in Central City, Colorado, and Harrah's Vicksburg. Subsequent to the sales of these properties, we no longer have on-going operations in those markets; therefore, the operations of those properties were classified as discontinued operations. The sale of the Colorado property was completed in the second quarter of 2003 and the loss on the sale of $1.0 million is also included in discontinued operations. The sale of Harrah's Vicksburg was completed on October 27, 2003, and no material gain or loss is expected to be recognized on that sale. 2002 results for the Colorado property and Harrah's Vicksburg have been reclassified to conform to the 2003 presentation.

        In connection with our adoption on January 1, 2002 of SFAS No. 142, "Goodwill and Other Intangible Assets," we completed our implementation review of the intangible assets arising from prior acquisitions and recorded non-recurring impairment charges of $91.2 million, net of tax benefits of $2.8 million, in first quarter 2002. The charges relate to intangible assets acquired in the company's 1999 acquisition of Rio Hotel and Casino, Inc. Due to the impairment charges recorded as a result of the change in accounting principle, the company reported a loss for first quarter 2002. We will conduct our annual review of intangible assets for impairment during fourth quarter 2003 to determine if goodwill and intangible assets with indefinite lives have been impaired.

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

        Our planned development projects, if they go forward, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. Cash needed to finance projects currently under development as well as additional projects pursued is expected to be made available from operating cash flows, bank borrowings (see DEBT AND LIQUIDITY), joint venture partners, specific project financing, guarantees of third-party debt and, if necessary, additional debt and/or equity offerings. Our capital spending for the first nine months of 2003 totaled approximately $303.8 million. Estimated total capital expenditures for 2003 are expected to be between $400 million and $450 million, which includes that portion of capital that we expect to spend in 2003 toward Fast Cash, our coinless slot system. Subsequent to the end of third quarter, we signed an agreement to purchase 11,000 games that will enable us to expedite the roll-out of Fast Cash.

DEBT AND LIQUIDITY

        We generate substantial cash flows from operating activities, as reflected on the Consolidated Condensed Statements of Cash Flows. These cash flows reflect the impact on our consolidated operations of the success of our marketing and merchandizing programs, our strategic acquisitions, on-going cost management focus and favorable variable interest rates. For the first nine months of 2003 and 2002, we reported cash flows from operating activities of $625.4 million and $595.0 million, respectively.

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

        Our cash and cash equivalents, including the cash in use on our casino floors, totaled approximately $321.9 million at September 30, 2003, compared to $360.0 million at September 30, 2002.

Credit Facilities

        On April 29, 2003, we entered into an agreement for new credit facilities (the "Credit Agreement") for up to $1.9625 billion in borrowings, replacing the $l.857 billion revolving credit and letter of credit facilities (the "Bank Facility") that were scheduled to mature in April 2003 ($332 million) and April 2004 ($1.525 billion). The Credit Agreement matures on April 23, 2008, and consists of a five-year revolving credit facility for up to $1.0625 billion and a five-year term reducing facility for up to $900 million. The Credit Agreement contains a provision that would allow an increase in the borrowing capacity to $2 billion, if mutually acceptable to the Company and the lenders. Interest on the Credit Agreement is based on our debt ratings and leverage ratio and is subject to change. As of September 30, 2003, the Credit Agreement bore interest based upon 105 basis points over LIBOR and bore a facility fee for borrowed and unborrowed amounts of 25 basis points. At our option, we may also borrow at the prime rate under the new Credit Agreement. Covenants of the Credit Agreement are identical, in all material respects, to those of the Bank Facility that was replaced. As of September 30, 2003, $1.104 billion in borrowings were outstanding under the Credit Agreement with an additional $44.4 million committed to back letters of credit. After consideration of these borrowings, and before consideration of amounts borrowed under the commercial paper program, $814.1 million of additional borrowing capacity was available to the Company as of September 30, 2003.

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

Commercial Paper

        To provide the Company with cost-effective borrowing flexibility, we have a $200 million commercial paper program that is used to borrow funds for general corporate purposes. Although the debt instruments are short-term in tenor, they are classified as long-term debt because the commercial paper is backed by our Credit Agreement and we have committed to keep available capacity under our Credit Agreement in an amount equal to or greater than amounts borrowed under this program. At September 30, 2003, $125.0 million was outstanding under this program.

Short-term Debt

        An uncommitted line of credit agreement with a lender pursuant to which we could borrow up to $31 million expired in second quarter and had not been renewed as of September 30, 2003.

Debt Repurchases

        In July 2003, our Board of Directors authorized the Company to retire, from time to time through cash purchases, portions of our outstanding debt in open market purchases, privately negotiated transactions or otherwise. These repurchases will be funded through available cash from operations and borrowings from our Credit Agreement. Such repurchases will depend on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors. Although we do not expect that the amounts typically involved in individual transactions will be material to the Company, we may consider engaging in individual transactions where the amounts are material. In addition, the aggregate amounts involved in such transactions may be material. As of September 30, 2003, $12.4 million of our 7 7/8% Senior Subordinated Notes had been retired under this authorization. With the retirement of this debt, charges of $1.0 million for premiums and unamortized deferred finance charges were recorded in third quarter.

Equity Repurchase Program

        In November 2002, our Board of Directors authorized the purchase of up to three million shares of the Company's stock in the open market. These repurchases are funded through available cash and borrowings from our credit facilities. During the first nine months of 2003, 500,000 shares were purchased at an average price of $35.87, leaving 2.5 million shares available for purchase pursuant to this authorization, which expires on December 31, 2003.

Cash Dividends

        In July 2003, the Company declared a quarterly cash dividend of 30 cents per share. The dividend was paid August 27, 2003, to shareholders of record at the close of business on August 13, 2003.

        In November 2003, the Company declared a regular quarterly cash dividend of 30 cents per share, payable on November 26, 2003, to shareholders of record as of the close of business on November 12, 2003.

Guarantees of Third-party Debt and Other Obligations and Commitments

        During the first nine months of 2003, our commitments for letters of credit were reduced by $36.5 million and our guarantee of an annual payment obligation of Jazz Casino Company, LLC, our wholly-owned subsidiary, of $60 million was extended for one year. As of September 30, 2003, there were no other material additions to or changes in our contractual obligations and other commitments, which were disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations presented in our 2002 Annual Report on Form 10-K.

        The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations of the Indian-owned properties to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. As of September 30, 2003, our aggregate monthly commitment for the minimum guaranteed payments, pursuant to these contracts for the four managed Indian-owned facilities now open, which extend for periods of up to 52 months from September 30, 2003, is $1.2 million. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.

        We may guarantee all or part of the debt incurred by Indian tribes with which we have entered a management contract to fund development of casinos on the Indian lands. For all existing guarantees of Indian debt, we have obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, that the value of such property would satisfy our obligations in the event these guarantees were enforced. Additionally, we have received limited waivers from the Indian tribes of their sovereign immunity to allow us to pursue our rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken. The aggregate outstanding balance of such debt as of September 30, 2003, was $116.9 million. Some of our guarantees of the debt for casinos on Indian lands were modified in the first nine months of 2003, triggering the requirement under Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to recognize a liability for the estimated fair value of those guarantees. Liabilities, representing the fair value of our guarantees, and corresponding assets, representing the portion of our management fee receivable attributable to our agreements to provide the related guarantees, were recorded and are being amortized over the lives of the related agreements. We estimated the fair value of the obligations by considering what premium would have been required by us or by a third party to issue a loan of similar principal amount and term, but without a guarantee, in an arm's length transaction with an unrelated party. The amounts recognized represent the present value of the premium in interest rates and fees that would have been charged to the tribes if we had not provided the guarantees and the amounts recorded are not significant.

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

        The Louisiana legislature has authorized the use of slot machines at horse racing tracks in four parishes in Louisiana. We operate casinos in three of these markets. In first quarter 2002, a horse racing facility, located in one of those parishes where the use of slot machines has been authorized and near our property in Lake Charles, Louisiana, opened with approximately 1,500 machines. The horse racing facility is approximately 25 miles closer than our property to the Texas border and one of our major feeder markets in Texas. Revenues and income from operations at our Lake Charles property have been negatively impacted by the addition of this new competitor. In fourth quarter 2002, we acquired a controlling interest in Louisiana Downs, a thoroughbred racetrack in Bossier City, Louisiana, which is in another of the parishes where the use of slot machines has been authorized and is located near our Shreveport property. In Orleans Parish, where Harrah's New Orleans is located, voters approved the use of slot machines at a racetrack in October 2003.

        In the third quarter of 2001, the State of Louisiana selected a competitor to receive the fifteenth and final riverboat gaming license to be issued by the State, under the legislation legalizing riverboat gaming in that State. The competitor's project is for a riverboat casino in Lake Charles. Construction of that facility began in September 2003 and is anticipated to open in early 2005. We cannot predict the effect that the new riverboat competition in the Lake Charles area will have on our operations there.

        In Atlantic City, a competitor opened a 2,000-room hotel and casino in July 2003. A competitor in Missouri completed a large casino expansion in third quarter 2002 that is located near our St. Louis property, and a competitor in the Joliet market completed a new barge facility in second quarter 2002. The short-term impact of increased competition in St. Louis and Joliet has been negative. Another competitor in the Chicagoland market replaced its boats with barges in second quarter 2003, which could further impact our operations in Joliet. In Illinois, one additional gaming license may be issued by the state and, depending on the location, it could have an impact on our Chicagoland operations. In the Kansas City market, a competitor opened its expanded facility in third quarter 2003 and another competitor is scheduled to complete its new barge facility in fourth quarter 2003.

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

        Although, historically, the short-term effect of such competitive developments on our Company has been both positive and negative, we are not able to determine the long-term impact, whether favorable or unfavorable, that these trends and events will have on current or future markets. We believe that the geographic diversity of our operations; our focus on multi-market customer relationships; our service training, our rewards and customer loyalty programs; and our continuing efforts to establish our brands as premier brands upon which we have built strong customer loyalty have well-positioned us to face the challenges present within our industry. We utilize the unique capabilities of WINet, a sophisticated nationwide customer database, and Total Rewards, a nationwide loyalty program. Total Rewards provides our customers with comps and other benefits for playing at our casinos. We believe both of these marketing tools provide us with competitive advantages, particularly with players who visit more than one market. All of our properties are integrated into both WINet and Total Rewards. In second quarter 2003, we introduced an enhanced version of Total Rewards, which we believe will encourage further loyalty and play consolidation.

Political Uncertainties

        The casino entertainment industry is subject to political and regulatory uncertainty. From time to time, individual jurisdictions have also considered legislation or referendums that could adversely impact our operations. The likelihood or outcome of similar legislation and referendums in the future cannot be predicted.

        The casino entertainment industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate. From time to time, various state and federal legislators and officials have enacted changes in tax laws, or in the administration of such laws, that would affect the industry. It is not possible to determine with certainty the scope or likelihood of possible future changes in tax laws or in the administration of such laws. If adopted, such changes could have a material adverse effect on our financial results.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

        We prepare our Consolidated Condensed Financial Statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated lives assigned to our assets, the determination of bad debt, asset impairment and self-insurance reserves, the purchase price allocations made in connection with our acquisitions and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our significant accounting policies and estimates, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2002 Annual Report on Form 10-K. There were no newly identified significant accounting estimates in third quarter or first nine months of 2003 nor were there any material changes to the critical accounting policies and estimates discussed in our 2002 Annual Report.

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

        We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors as well as other factors described from time to time in our reports filed with the Securities and Exchange Commission:

—	the effect of economic, credit and capital market conditions on the economy in general, and on gaming and hotel companies in particular;
—	construction factors, including delays, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters and building permit issues;

—	the effects of environmental and structural building conditions relating to the company's properties;
—	our ability to timely and cost effectively integrate into our operations the companies that we acquire, including with respect to our previously announced acquisition of Horseshoe;
—	access to available and feasible financing, including financing for our acquisition of Horseshoe, on a timely basis;
—	changes in laws (including increased tax rates), regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies;
—	litigation outcomes and judicial actions, including gaming legislative action, referenda and taxation;
—	ability of our customer-tracking, customer loyalty and yield-management programs to continue to increase customer loyalty and same-store sales;
—	our ability to recoup costs of capital investments through higher revenues;
—	acts of war or terrorist incidents;
—	abnormal gaming holds; and
—	the effects of competition, including locations of competitors and operating and market competition.

        Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed rate and variable rate obligations. Of our approximately $3.6 billion total debt at September 30, 2003, $1.2 billion is subject to variable interest rates, which averaged 2.1% at September 30, 2003. Assuming a constant outstanding balance for our variable rate debt for the next twelve months, a hypothetical 100 basis point change in interest rates would change interest expense for the next twelve months by approximately $12.3 million.

        We do not currently utilize derivative transactions to hedge our exposure to interest rate changes. We do not hold or issue derivative financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions.

        From time to time, we hold investments in various available-for-sale equity securities; however, our exposure to price risk arising from the ownership of these investments is not material to our consolidated financial position, results of operations or cash flows.

Item 4.    Controls and Procedures

  (a)
  Evaluation of disclosure controls and procedures.

        Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

  (b)
  Changes in internal controls.

        There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation by our principal executive officer and principal financial officer.

PART II—OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the quarter ended September 30, 2003.

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

EX—10.1	Stock Purchase Agreement, dated as of September 10, 2003 by and among Harrah's Entertainment, Inc., Horseshoe Gaming Holding Corp., and each of the stockholders of Horseshoe Gaming Holding Corp. (Incorporated by reference from the Company's Current Report on Form 8-K, filed September 17, 2003, File No. 1-10410.)
*EX—31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2003.
*EX—31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2003.
*EX—32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2003.
*EX—32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2003.

*
Filed herewith.

(b)
The following reports on Form 8-K were filed by the Company during third quarter 2003 and thereafter through November 4, 2003.

(i)
Form 8-K filed September 11, 2003 furnishing our press release announcing the entering into a Stock Purchase Agreement with Horseshoe Gaming Holding Corp.

(ii)
Form 8-K filed September 17, 2003, reporting the Company's entering into a Stock Purchase Agreement with Horseshoe Gaming Holding Corp.

(iii)
Form 8-K filed October 22, 2003 furnishing our press release reporting third quarter results.

(iv)
Form 8-K filed November 4, 2003 reporting the declaration of a cash dividend.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harrah's Entertainment, Inc.
November 7, 2003	By:	/s/ ANTHONY D. MCDUFFIE Anthony D. McDuffie Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description	Sequential Page No.
EX—10.1	Stock Purchase Agreement, dated as of September 10, 2003 by and among Harrah's Entertainment, Inc., Horseshoe Gaming Holding Corp., and each of the stockholders of Horseshoe Gaming Holding Corp. (Incorporated by reference from the Company's Current Report on Form 8-K, filed September 17, 2003, File No. 1-10410.)
EX—31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2003.
EX—31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2003.
EX—32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2003.
EX—32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2003.

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
HARRAH'S ENTERTAINMENT, INC. CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
HARRAH'S ENTERTAINMENT, INC. CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
HARRAH'S ENTERTAINMENT, INC. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
HARRAH'S ENTERTAINMENT, INC. CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
HARRAH'S ENTERTAINMENT, INC. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2003 (UNAUDITED)
  Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations
AGREEMENT TO ACQUIRE HORSESHOE
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