Form 10-K
period 2003-12-31
HARRAHS ENTERTAINMENT INC
filed 2004-03-05
CIK 858339

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-10410

HARRAH'S ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	62-1411755 (I.R.S. Employer Identification No.)
One Harrah's Court Las Vegas, Nevada (Address of principal executive offices)	89119 (zip code)
Registrant's telephone number, including area code: (702) 407-6000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.10 per share	NEW YORK STOCK EXCHANGE CHICAGO STOCK EXCHANGE PACIFIC EXCHANGE PHILADELPHIA STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2003, based upon the closing price of $40.24 for the Common Stock on the New York Stock Exchange on that date, was $4,426,690,010.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        As of January 31, 2004, the Registrant had 111,306,208 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, which will be filed within 120 days after the end of the fiscal year, are incorporated by reference into Part III hereof.

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

  •
  our ability to timely and cost-effectively integrate into our operations the companies that we acquire including with respect to our previously announced acquisition;

  •
  access to available and feasible financing including financing for our acquisition of Horseshoe Gaming on a timely basis;

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

PART I

ITEM 1. Business.

Overview

        Harrah's Entertainment, Inc., a Delaware corporation, is one of the largest casino entertainment providers in the world. Our business is conducted through a wholly-owned subsidiary, Harrah's Operating Company, Inc., which owns or manages through various subsidiaries 25 casinos in the United States. Our principal asset is the stock of Harrah's Operating Company, Inc., which together with its direct and indirect subsidiaries hold substantially all of the assets of our businesses. We were incorporated on November 2, 1989, and prior to such date operated under predecessor companies. Our principal executive offices are located at One Harrah's Court, Las Vegas, Nevada 89119, telephone (702) 407-6000. Our common stock is traded on the New York Stock Exchange under the symbol "HET".

2003 Business Development

        In September 2003, we entered into an agreement to acquire Horseshoe Gaming Holding Corp., which owns casino entertainment facilities in Bossier City, Louisiana, Tunica, Mississippi, and Hammond, Indiana, for a total purchase price of $915 million in cash, plus cash held by Horseshoe Gaming as of the closing date and the amount of certain agreed-upon capital expenditures made by Horseshoe Gaming prior to the closing date. In addition, we will assume existing indebtedness of Horseshoe Gaming. We expect to complete this acquisition in the first half of 2004.

        Pursuant to two separate transactions we have announced recently, we will acquire certain intellectual property assets from Horseshoe Club Operating Company, which is under separate ownership from Horseshoe Gaming, to secure the rights to the Horseshoe brand in Nevada and to the World Series of Poker brand and tournament, while MTR Gaming Group, Inc. will acquire the remaining assets of the Binion's Horseshoe Hotel and Casino in Las Vegas, Nevada, including the right to use the name "Binion's" at the property, from Horseshoe Club Operating Company. We will operate the hotel and casino jointly with MTR Gaming on an interim basis. We expect to complete each of these transactions during the first quarter of 2004.

        We have also agreed to sell our Harrah's Shreveport property in Shreveport, Louisiana for $190 million, subject to regulatory approval, to reduce our exposure in the Shreveport-Bossier City, Louisiana, market given our plans to acquire Horseshoe Gaming and its property in Bossier City. We also expect to complete this transaction during the first half of 2004.

        As part of our distribution strategy, we are currently pursuing various development opportunities in the United Kingdom, including the development of destination casino resorts, regional casinos through a joint venture, and an interactive multi-platform subscription-based gaming venture to deliver over the Internet games proven to work in such medium. We launched our interactive venture, LuckyMe, in the United Kingdom in early February 2004. Our remaining development efforts in the United Kingdom require legislative reform under that country's gaming laws, and we are currently pursuing efforts to secure sites for casino entertainment facilities, both directly and through the joint venture, in anticipation of legislative reform.

        We began implementing our Fast Cash coinless gaming environment at our properties in 2003. We believe Fast Cash will increase customer satisfaction through the reduction of wait times for change and hopper fills on slot machines. We expect to continue the implementation of Fast Cash during 2004, with a stated goal of installing Fast Cash on 28,000 games by the end of the second quarter of 2004.

        In June 2003, we launched a new version of our Total Rewards customer loyalty program, adding features to allow our customers to accumulate reward credits and enhancing the offerings available to customers upon redemption of reward credits.

        In May 2003, 900 slot machines were placed in service at Louisiana Downs, our thoroughbred racetrack in Bossier City, Louisiana, and we expect to open a new, permanent facility with approximately 1,400 slot machines during second quarter 2004.

        In May 2003, we opened a second hotel tower at our Showboat Atlantic City property, adding approximately 500 rooms to that property.

Description of Business

        Our casino business commenced operations in 1937. We own or manage casino entertainment facilities in more areas throughout the United States than any other participant in the casino industry. Our casino entertainment facilities typically include hotel and convention space, restaurants and non-gaming entertainment facilities. Two of our properties are racetracks at which we have installed slot machines.

        In southern Nevada, Harrah's Las Vegas and The Rio All-Suite Hotel & Casino are located in Las Vegas, and draw customers from throughout the United States. Harrah's Laughlin is located near both the Arizona and California borders adjacent to a natural cove on the Colorado River, and draws customers from the Los Angeles and Phoenix metropolitan areas and, to a lesser extent, from throughout the U.S. via charter aircraft.

        In northern Nevada, Harrah's Lake Tahoe, Harveys Resort & Casino and Bill's Casino are located near Lake Tahoe and draw customers from throughout California. Harrah's Reno, located in downtown Reno, draws customers from Northern California, the Pacific Northwest and Canada.

        Our Atlantic City casinos, Harrah's Atlantic City, located in the Marina area, and the Showboat Atlantic City, located on the Boardwalk, draw customers from Philadelphia, New York and northern New Jersey.

        Our Chicagoland riverboat casinos, Harrah's Joliet in Joliet, Illinois, and Harrah's East Chicago Casino in East Chicago, Indiana, draw customers from the greater Chicago metropolitan area.

        In Louisiana, we own Harrah's New Orleans, a land-based casino located in downtown New Orleans. In the southwest part of the state, Harrah's Lake Charles, a dockside casino, serves southwestern Louisiana and eastern Texas, including the Houston metropolitan area. In the northwest part of the state, Harrah's Shreveport, a dockside casino, and Louisiana Downs, a thoroughbred racetrack with slot machines in Bossier City, cater to customers in northwestern Louisiana and east Texas, including the Dallas/Fort Worth metropolitan area. During 2003, we installed approximately 900 slot machines at Louisiana Downs, and work is currently underway on a new, permanent facility with approximately 1,400 slot machines, which we expect to complete during second quarter 2004. We currently own a 95% ownership interest in a limited liability company that now owns both Louisiana Downs and Harrah's Shreveport. In January 2004, we entered agreements to sell Harrah's Shreveport and to acquire the remaining 5% ownership interest in the limited liability company, in each case subject to regulatory approval. We expect to complete these transactions during the first half of 2004.

        Harrah's North Kansas City and Harrah's St. Louis, both dockside casinos, draw customers from the Kansas City and St. Louis metropolitan areas, the largest markets in Missouri. Harrah's Metropolis is a dockside casino located in Metropolis, Illinois, on the Ohio River, drawing customers from southern Illinois, western Kentucky and central Tennessee. Harrah's Tunica, a dockside casino complex located in Tunica, Mississippi, is approximately 30 miles from Memphis, Tennessee.

        Harrah's Council Bluffs Casino Hotel, a riverboat casino facility, and Bluffs Run Casino, a greyhound racing facility, with approximately 2,800 slot machines combined are located in Council Bluffs, Iowa, across the Missouri River from Omaha, Nebraska. At Bluffs Run, we own the assets other than gaming equipment, and lease these assets to the Iowa West Racing Association, or IWRA, a nonprofit corporation, and we manage the facility for the IWRA under a management agreement expiring in October 2024. Iowa law requires that a qualified nonprofit corporation hold Bluffs Run's gaming and pari-mutuel licenses and its gaming equipment.

        In addition to the casinos that we own, we also earn fees through our management of four casinos for Indian tribes:

  •
  Harrah's Phoenix Ak-Chin, located near Phoenix, Arizona, which we manage for the Ak-Chin Indian Community under a management agreement that expires in December 2004;

  •
  Harrah's Rincon Casino and Resort, located near San Diego, California, which we manage for the Rincon San Luiseno Band of Mission Indians under a management agreement that expires in November 2010;

  •
  Harrah's Cherokee Smoky Mountains Casino, which we manage for the Eastern Band of Cherokee Indians on their reservation in Cherokee, North Carolina under a management contract. The current contract is scheduled to expire in November 2004, but subject to regulatory approval, we have agreed to an extension of the contract until 2011. Harrah's Cherokee draws customers from eastern Tennessee, western North Carolina, northern Georgia and South Carolina; and

  •
  Harrah's Prairie Band Casino-Topeka, located near Topeka, Kansas, which we manage for the Prairie Band Potawatomi Nation under a management contract expiring in January 2008. Harrah's Prairie Band draws customers from the Topeka and Wichita, Kansas areas.

        We own and operate Bluegrass Downs, a harness racetrack located in Paducah, Kentucky, and a one-third interest in Turfway Park LLC, which is the owner of the Turfway Park thoroughbred racetrack in Boone County, Kentucky. Turfway Park LLC owns a minority interest in Kentucky Downs LLC, which is the owner of the Kentucky Downs racetrack located in Simpson County, Kentucky. In the event casino gaming is established in Kentucky, we hold certain casino management rights, directly or through Turfway Park LLC, at both Turfway Park and Kentucky Downs.

        Information about our casino entertainment properties as of December 31, 2003 is set forth below in Item 2. Properties, along with information concerning the status of expansions and improvements at certain properties during 2003.

Sales and Marketing

        We believe that our nationwide distribution system of 25 casino entertainment facilities provides us the ability to generate play by our customers in more than one market, which we refer to as cross-market play. We believe our customer loyalty program, Total Rewards, in conjunction with this nationwide distribution system, allows us to capture a growing share of our customers' gaming budget and generate increases in same-store sales.

        Under Total Rewards, our customers may earn reward credits and redeem those credits at any of our casino entertainment facilities. Total Rewards is structured in tiers, providing customers an incentive to consolidate their play at our casinos. Depending on their level of play with us, customers may be designated as either Total Gold, Total Platinum or Total Diamond customers. Customers who do not participate in Total Rewards are encouraged to join, and those with a Total Rewards card are encouraged to consolidate their play through targeted promotional awards as they graduate to higher tiers.

        Through our Total Rewards program, we developed a database containing information about millions of customers and aspects of their casino gaming play. We use this information for marketing promotions, including through direct mail campaigns and the use of electronic mail and our website.

Patents and Trademarks

        We own the following trademarks used in this document: Harrah's®; LuckyMesm; Fast Cashsm, Rio®; Showboat®; Bill's®; Harveys®; Total Rewards®; Bluffs Run®; Louisiana Downssm; Total Gold®; Total Diamond®; and Total Platinum®. Trademark rights are perpetual provided that the mark remains in use by the Company. We consider all of these marks, and the associated name recognition, to be valuable to our business. Horseshoe® is a registered trademark of Horseshoe License Company, a Nevada corporation 51% owned by Horseshoe Club Operating Company and 49% owned by Horseshoe Gaming Holding Corp., and is exclusively licensed to Horseshoe Gaming Holding Corp. and Horseshoe Club Operating Company. World Series of Poker® is a registered trademark of Horseshoe License Company and is exclusively licensed to Horseshoe Club Operating Company.

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

Competition

        We own or manage land-based, dockside, riverboat and Indian casino facilities in most U.S. casino entertainment jurisdictions. We compete with numerous casinos and casino hotels of varying quality and size in the market areas where our properties are located. We also compete with other non-gaming resorts and vacation areas, and with various other casino and other entertainment businesses. The casino entertainment business is characterized by competitors that vary considerably by their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. In certain areas, such as Las Vegas, we compete with a wide range of casinos, some of which are significantly larger and offer substantially more non-gaming activities to attract customers.

        In most markets, we compete directly with other casino facilities operating in the immediate and surrounding market areas. In some markets, we face competition from nearby markets in addition to direct competition within our market areas.

        In recent years, with fewer new markets opening for development, competition in existing markets has intensified. Many casino operators, including us, have invested in expanding existing facilities, developing new facilities, and acquiring established facilities in existing markets, such as our acquisition of the casinos owned by Rio, Showboat, Players and Harveys, and our planned acquisition of Horseshoe Gaming. This expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors has increased competition in many markets in which we compete, and this intense competition can be expected to continue. These competitive pressures have adversely affected our financial performance in certain markets and, we believe, have also adversely affected the financial performance of certain competitors operating in these markets.

        We believe we are well-positioned to take advantage of any further legalization of casino gaming, the continued positive consumer acceptance of casino gaming as an entertainment activity, and increased visitation to casino facilities. However, the expansion of casino entertainment into new markets, such as the recent expansion of tribal casino opportunities in New York and California and the authorization of slot machines at horse racing tracks in Louisiana, could also present competitive issues for us. At this time, the ultimate impact that these events may have on the industry and on our Company is uncertain.

        Moreover, the casino entertainment industry is subject to political and regulatory uncertainty. See also Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Effects of Current Economic and Political Conditions" and portions of "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overall Operating Results" and "—Regional Results and Development Plans."

Governmental Regulation

        The gaming industry is highly regulated, and we must maintain our licenses and pay gaming taxes to continue our operations. Each of our casinos is subject to extensive regulation under the laws, rules and regulations of the jurisdiction where it is located. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interests in the gaming operations. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. A more detailed description of the regulations to which we are subject is contained in Exhibit 99 to this Annual Report on Form 10-K, which Exhibit is incorporated herein by reference.

        Our businesses are subject to various federal, state and local laws and regulations in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results.

Employee Relations

        We have approximately 41,000 employees through our various subsidiaries. We consider our labor relations with employees to be good. Approximately 6,850 employees are covered by collective bargaining agreements with certain of our subsidiaries, relating to certain casino, hotel and restaurant employees at Harrah's Atlantic City, Harrah's Las Vegas, Rio, Harrah's East Chicago, Showboat Atlantic City and Harrah's New Orleans.

Available Information

        Our Internet address is www.harrahs.com. We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. We also make available through our website all filings of our executive officers and directors on Forms 3, 4 and 5 under Section 16 of the Exchange Act. These filings are also available on the SEC's website at www.sec.gov. Our website contains information about our corporate governance measures, including corporate governance guidelines and other materials adopted during 2003, under the "About Us" link on our home page. We will provide a copy of our corporate guidelines upon receipt of written request addressed to Harrah's Entertainment, Inc., Attn: Corporate Secretary, One Harrah's Court, Las Vegas, Nevada 89119. Reference in this document to our website address does not constitute incorporation by reference of the information contained on the website.

ITEM 2. Properties.

        The following table sets forth information about our casino entertainment facilities:

Summary of Property Information*

Property	Type of Casino	Casino Space— Sq. Ft.(a)	Slot Machines(a)	Table Games(a)	Hotel Rooms & Suites(a)
Las Vegas, Nevada
Harrah's Las Vegas	Land-based	87,700	1,400	80	2,530
Rio	Land-based	107,000	1,200	80	2,550
Laughlin, Nevada
Harrah's Laughlin	Land-based	47,000	1,200	40	1,560
Reno, Nevada
Harrah's Reno	Land-based	57,000	1,230	45	930
Lake Tahoe, Nevada
Harrah's Lake Tahoe	Land-based	58,000	1,300	70	530
Harveys Lake Tahoe	Land-based	63,300	1,100	70	740
Bill's Lake Tahoe	Land-based	18,000	520	20	—
Atlantic City, New Jersey
Harrah's Atlantic City	Land-based	127,000	4,240	70	1,630
Showboat Atlantic City	Land-based	115,700	3,970	60	1,300
Chicago, Illinois area
Harrah's Joliet (Illinois)	Dockside	39,000	1,200	20	200
Harrah's East Chicago (Indiana)	Dockside	54,000	1,900	65	290
Metropolis, Illinois
Harrah's Metropolis	Dockside	29,800	1,200	20	120	(b)
Council Bluffs, Iowa
Harrah's Council Bluffs	Riverboat	28,000	1,240	30	250
Bluffs Run Casino(c)	Greyhound Racing Facility	40,000	1,500	—	—
Shreveport, Louisiana
Harrah's Shreveport(d)	Dockside	28,400	1,220	30	510
Lake Charles, Louisiana
Harrah's Lake Charles	Dockside	60,000	1,460	60	260
Tunica, Mississippi
Harrah's Tunica	Dockside	35,000	1,180	20	200
St. Louis, Missouri
Harrah's St. Louis	Dockside	120,000	2,600	60	290	(e)
North Kansas City, Missouri
Harrah's North Kansas City	Dockside	60,100	1,970	50	200
New Orleans, Louisiana
Harrah's New Orleans	Land-based	100,000	2,220	120	—
Phoenix, Arizona
Harrah's Ak-Chin(f)	Indian Reservation	48,000	775	20	150
Topeka, Kansas
Harrah's Prairie Band(f)	Indian Reservation	33,000	950	30	100	(g)
Cherokee, North Carolina
Harrah's Cherokee(f)	Indian Reservation	80,000	3,320	30	250	(h)
San Diego, California
Harrah's Rincon(f)	Indian Reservation	58,000	1,600	40	190	(i)
Bossier City, Louisiana
Louisiana Downs(j)	Thoroughbred Racing Facility	15,000	900	—	—

*
As of December 31, 2003.

(a)
Approximate.

(b)
A hotel in which the Company owns a 12.5% special limited partnership interest is adjacent to the Metropolis facility.

(c)
The property is owned by the Company, leased to the operator, and managed by the Company for the operator for a fee pursuant to an agreement that expires in October 2024.

(d)
On January 20, 2004, the Company, through certain of its subsidiaries, entered into a definitive agreement whereby Boyd Gaming Corporation will acquire all of the outstanding limited and general partnership interests of Red River Entertainment of Shreveport Partnership in Commendam (the "Partnership"), which operates Harrah's Shreveport, subject to regulatory approval. The sale is expected to close during the first half of 2004.

(e)
Construction of a second hotel tower with approximately 210 rooms is currently underway at Harrah's St. Louis and is expected to be complete in the third quarter of 2004.

(f)
Managed.

(g)
Construction is currently underway to expand Harrah's Prairie Band, which will include the addition of approximately 200 hotel rooms and is expected to be complete in late 2004.

(h)
Construction of a hotel tower with approximately 320 rooms is currently underway at Harrah's Cherokee and is expected to be complete in the second quarter of 2005.

(i)
Construction is currently underway to expand Harrah's Rincon, which will include a hotel tower with approximately 460 rooms and is expected to be complete by the end of 2004.

(j)
A temporary casino facility opened at Louisiana Downs in the second quarter of 2003 and 900 slot machines were placed in service. Construction is currently underway on a new, permanent casino facility. The new facility will have approximately 1,400 slot machines and is expected to be complete during second quarter 2004.

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

        The following table sets forth the high and low prices per share of our common stock, as reported by the New York Stock Exchange, for the last two years:

	High	Low
2003
First Quarter	$40.75	$30.30
Second Quarter	44.30	34.20
Third Quarter	44.10	38.65
Fourth Quarter	49.94	40.85
2002
First Quarter	$45.39	$34.95
Second Quarter	51.35	41.70
Third Quarter	49.24	39.51
Fourth Quarter	50.60	37.65

        The approximate number of holders of record of our common stock as of March 1, 2004, was 8,690.

        During 2003, the Company declared quarterly cash dividends of $0.30 per share, payable on August 27, 2003, to shareholders of record on August 13, 2003, and payable on November 26, 2003, to shareholders of record on November 12, 2003. The Company also declared a quarterly cash dividend of $0.30 per share, payable on February 25, 2004, to shareholders of record on February 11, 2004.

ITEM 6. Selected Financial Data.

        The selected financial data set forth below for the five years ended December 31, 2003, should be read in conjunction with the consolidated financial statements and accompanying notes thereto.

(In millions, except common stock data and financial percentages and ratios)	2003(a)	2002(b)	2001(c)	2000(d)	1999(e)	Compound Growth Rate
OPERATING DATA
Revenues	$4,322.7	$4,098.5	$3,648.5	$3,290.4	$2,853.6	10.9%
Income from operations	726.3	771.8	573.3	240.7	539.0	7.7%
Income/(loss) from continuing operations	292.0	323.2	207.2	(12.3)	207.2	9.0%
Net income/(loss)	292.6	235.0	209.0	(12.1)	208.5	8.8%
COMMON STOCK DATA
Earnings/(loss) per share-diluted
From continuing operations	2.64	2.85	1.79	(0.11)	1.61	13.2%
Net income/(loss)	2.65	2.07	1.81	(0.10)	1.62	13.1%
Cash dividends declared per share	0.60	–	–	–	–	N/M
FINANCIAL POSITION
Total assets	6,578.8	6,350.0	6,128.6	5,166.1	4,766.8	8.4%
Long-term debt	3,671.9	3,763.1	3,719.4	2,835.8	2,540.3	9.6%
Stockholders' equity	1,738.4	1,471.0	1,374.1	1,269.7	1,486.3	4.0%
FINANCIAL PERCENTAGES AND RATIOS
Return on revenues-continuing	6.8%	7.9%	5.7%	(0.4)%	7.3%
Return on average invested capital(f)	7.6%	8.5%	7.2%	2.9%	7.8%
Return on average equity(f)	17.9%	22.2%	15.4%	(0.9)%	14.6%
Ratio of earnings to fixed charges(f)	2.8	2.9	2.1	2.2	2.6

N/M = Not Meaningful

Note references are to our Notes to Consolidated Financial Statements. See Item 8.

(a)
2003 includes $11.1 million in pretax charges for write-downs, reserves and recoveries (see Note 8) and $19.1 million in pretax charges for premiums paid for, and write-offs associated with, debt retired before maturity.

(b)
2002 includes $5.0 million in pretax charges for write-downs, reserves and recoveries (see Note 8), a $6.1 million pretax charge for our exposure under a letter of credit issued on behalf of National Airlines, Inc., and a charge of $91.2 million, net of tax benefits of $2.8 million, related to a change in accounting principle (see Note 3). 2002 also includes the financial results of Jazz Casino Company LLC from the date of our acquisition of a majority ownership interest on June 7, 2002. 2002 results have been reclassified to reflect Harrah's Vicksburg as discontinued operations.

(c)
2001 includes $22.5 million in pretax charges for write-downs, reserves and recoveries (see Note 8) and $26.2 million of pretax income from dispositions of nonstrategic assets and the settlement of a contingency related to a former affiliate. 2001 also includes the financial results of Harveys Casino Resorts from its July 31, 2001, date of acquisition. 2001 results have been reclassified to reflect Harrah's Vicksburg as discontinued operations.

(d)
2000 includes $220.0 million in pretax reserves for receivables not expected to be recovered from JCC Holding Company and its subsidiary, Jazz Casino Company LLC, $6.1 million in pretax charges for other write-downs, reserves and recoveries and $39.4 million in pretax write-offs and reserves for our investment in, loans to and net estimated exposure under letters of credit issued on behalf of National Airlines, Inc. 2000 also includes the financial results of Players International, Inc., from its March 22, 2000, date of acquisition. 2000 results have been reclassified to reflect Harrah's Vicksburg as discontinued operations.

(e)
1999 includes $2.2 million in pretax charges for write-downs, reserves and recoveries, $59.8 million of pretax gains from sales of our equity interests in nonconsolidated affiliates and $17.0 million in pretax losses on debt retired before maturity. 1999 results have been reclassified to reflect Harrah's Vicksburg as discontinued operations.

(f)
Ratio computed based on Income/(loss) from continuing operations.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Harrah's Entertainment, Inc., a Delaware corporation, was incorporated on November 2, 1989, and prior to such date operated under predecessor companies. As of December 31, 2003, we operate 25 casinos in 12 states under the Harrah's, Rio, Showboat and Harveys brand names. Our casinos include land-based casinos and casino hotels, dockside casinos, a greyhound racetrack, a thoroughbred racetrack and managed casinos on Indian lands.

        In this discussion, the words "Harrah's Entertainment," "Company," "we," "our," and "us" refer to Harrah's Entertainment, Inc., together with its subsidiaries where appropriate.

OVERALL OPERATING RESULTS

        In 2003, our revenues increased for the sixth consecutive year, but income from operations declined 5.9% from 2002. Higher gaming taxes, significant supply additions and a sluggish economy made for a difficult operating environment. Organic growth, growth through investment and growth through new business development remain priorities of our Company, and costs associated with initiatives to position the Company for another period of sustained growth contributed to the decline in income from continuing operations in 2003 versus the prior year.

				Percentage Increase/(Decrease)
(In millions, except earnings per share)	2003	2002	2001	03 vs 02		02 vs 01
Casino revenues	$3,853.2	$3,650.1	$3,175.5	5.6%		14.9%
Total revenues	4,322.7	4,098.5	3,648.5	5.5%		12.3%
Income from operations	726.3	771.8	573.3	(5.9)%		34.6%
Income from continuing operations	292.0	323.2	207.2	(9.7)%		56.0%
Net income	292.6	235.0	209.0	24.5%		12.4%
Earnings per share—diluted
From continuing operations	2.64	2.85	1.79	(7.4)%		59.2%
Net income	2.65	2.07	1.81	28.0%		14.4%
Operating margin	16.8%	18.8%	15.7%	(2.0	)pts	3.1	pts

        Total revenues grew 5.5% in 2003, primarily as a result of a full year of consolidation of Jazz Casino Company LLC ("JCC") into our financial results compared to the partial year in 2002 following our acquisition of a controlling interest in that property, our acquisition of Louisiana Downs, Inc. ("Louisiana Downs") in December 2002 and the subsequent introduction of slot machines at that property in mid-2003, and the contributions received from recent targeted capital investments.

        In 2003, our income from operations decreased 5.9% due primarily to increased gaming taxes in several states and increased development costs. Net income increased 24.5% and diluted earnings per share increased 28.0% over our 2002 results, due to a $91.2 million net charge recorded in 2002 for the impairment of intangible assets acquired in our 1999 acquisition of Rio Hotel and Casino, Inc. ("Rio").

        Certain events that affected our 2003 results, or that may affect future results, are listed below. These items are discussed in greater detail elsewhere in our discussion of operating results and in the Debt and Liquidity section.

  •
  In December 2002, we acquired a controlling interest in Louisiana Downs, Inc., a thoroughbred racetrack in Bossier City, Louisiana. In May 2003, 900 slot machines were placed in service, and we expect to open a new, permanent facility with approximately 1,400 slot machines during second quarter 2004.

  •
  Gaming tax rate changes in several states had a negative effect on income from operations and on our ability to market profitably to some customers of our casinos in those states.

  •
  Our customer loyalty program, Total Rewards, was enhanced in 2003 to give our customers greater flexibility and control over redemption of their accumulated rewards.

  •
  We entered into an agreement for a new credit facility to provide up to $1.9625 billion in borrowings, which replaced the $1.857 billion credit and letter of credit facilities. We also issued $500 million in 10-year, unsecured senior notes at 5 3/8%.

  •
  We retired $159.5 million of our 7 7/8% Senior Subordinated Notes. Charges of $19.1 million for premiums paid and the write-off of unamortized deferred financing costs related to the 7 7/8% Notes and the retired credit facilities were charged to income from continuing operations.

  •
  We announced an agreement to acquire Horseshoe Gaming Holding Corporation ("Horseshoe Gaming"). The acquisition is subject to regulatory approvals and is expected to close in the first half of 2004.

  •
  In third and fourth quarters of 2003, the Company declared cash dividends of 30 cents per share.

  •
  A charge of $6.3 million was taken in fourth quarter 2003 to write off the remaining goodwill for Harrah's Reno as a result of our annual analysis for impairment of our nonamortizing intangible assets.

STRATEGIC ACQUISITIONS

        As part of our growth strategy and to further enhance our geographic distribution, strengthen our access to valued customers and leverage our technological and centralized services infrastructure, in the past six years we have acquired four casino companies, the remaining interest in the New Orleans casino and a thoroughbred racetrack. All of our acquisition transactions were accounted for as purchases. The following table provides an overview of our acquisition activities and the discussion following the table provides a brief review of our acquisitions during the past three years.

Company	Date Acquired	Total Purchase Price(a)	Goodwill Assigned		Number of Casinos		Geographic Location
(Dollars in millions)
Showboat, Inc.	June 1998	$1,045	$322		4	(b)	Atlantic City, New Jersey East Chicago, Indiana
Rio Hotel & Casino Inc.	January 1999	987	93	(c)	1		Las Vegas, Nevada
Players International, Inc.	March 2000	439	204		3		Lake Charles, Louisiana Metropolis, Illinois St. Louis, Missouri
Harveys Casino Resorts	July 2001	712	265		4		Central City, Colorado(d) Council Bluffs, Iowa (2 properties) Lake Tahoe, Nevada
JCC Holding Company(e)	June 2002 December 2002	149	–		1		New Orleans, Louisiana
Louisiana Downs, Inc.	December 2002	94	36		1	(f)	Bossier City, Louisiana

(a)
Total purchase price includes the market value of debt assumed determined as of the acquisition date and of assets that were subsequently sold.

(b)
Interests in two casinos that were included in the acquisition were subsequently sold.

(c)
This goodwill was determined to be impaired and was written off in 2002.

(d)
This property was sold in 2003.

(e)
Acquired additional 14% interest in June 2002 and remaining 37% interest in December 2002.

(f)
Acquired a thoroughbred racetrack that was expanded to include slot machines in 2003.

Harveys Casino Resorts

        On July 31, 2001, we completed our acquisition of Harveys Casino Resorts ("Harveys"). We paid approximately $294 million for the equity interests in Harveys, assumed approximately $350 million in outstanding debt and paid approximately $18 million in acquisition costs. We financed the acquisition, and retired Harveys assumed debt, with borrowings under our established debt programs. The purchase included the Harveys Resort & Casino in Lake Tahoe, Nevada, the Harveys Casino Hotel and the Bluffs Run Casino, both in Council Bluffs, Iowa, and the Harveys Wagon Wheel Hotel/Casino in Central City, Colorado. The addition of the Harveys properties expanded our geographic distribution, increased our nationwide casino square footage by almost 15% and added 1,109 hotel rooms, 149 table games and 5,768 slot machines to serve our customers. The acquisition introduced our Total Rewards customer-loyalty program to 1.7 million potential new customers within 150 miles of Council Bluffs and strengthened our relationships with customers throughout the Nevada-Northern California gaming market.

        With our acquisition of Harveys, we assumed a $50 million contingent liability, which was dependent on the results of a referendum that was decided by the voters in Pottawattamie County, Iowa, in November 2002. The referendum, which re-approved gaming at racetracks and on riverboats for another eight years, passed and we paid an additional $50 million in acquisition costs in fourth quarter 2002.

        In second quarter 2003, we sold Harveys Wagon Wheel Hotel/Casino in Central City, Colorado, which we had concluded was a nonstrategic asset for us. A loss of $0.7 million, net of tax, was recorded on this sale. The Colorado property has been presented in our financial statements as discontinued

operations since 2002, and our 2001 results were reclassified to reflect that property as discontinued operations.

Jazz Casino Company

        On June 7, 2002, we acquired additional shares of JCC's common stock, which increased our ownership from 49% to 63% and required a change in our accounting treatment for our investment in JCC from the equity method to consolidation of JCC in our financial statements. We began consolidating JCC in our financial results on June 7, 2002. On December 10, 2002, we acquired all of the remaining shares of JCC's stock to increase our ownership to 100%.

        We paid $72.4 million ($10.54 per share) for the additional ownership interest in JCC, acquired approximately $45.8 million of JCC's debt, assumed approximately $28.2 million of JCC's Senior Notes, which we subsequently retired, and incurred approximately $2.4 million of acquisition costs. We financed the acquisition and retired JCC's debt with funds from various sources, including cash flows from operations and borrowings under our established debt programs.

Louisiana Downs

        On December 20, 2002, we acquired a controlling interest in Louisiana Downs, a thoroughbred racetrack in Bossier City, Louisiana. The agreement gave Harrah's a 95% ownership interest in a company that now owns both Louisiana Downs and Harrah's Shreveport. In May 2003, approximately 900 slot machines were put into service and Louisiana Downs became the only land-based gaming facility in northern Louisiana. We expect to open a new, permanent facility with approximately 1,400 slot machines by second quarter 2004.

        We paid approximately $94.0 million, including $29.3 million in short-term notes that were paid in full in January 2003 and $15.0 million in equity interest in Harrah's Shreveport, for the interest in Louisiana Downs and approximately $0.5 million of acquisition costs. We financed the acquisition with funds from various sources, including cash flows from operations and borrowings under our established debt programs.

        Subsequent to the end of 2003, we reached an agreement with the minority owners of the company that owns Louisiana Downs and Harrah's Shreveport to purchase their ownership interest in that company. The agreement is subject to customary approvals and is expected to be consummated by the end of first quarter 2004. Any excess of the cost to purchase the minority ownership above the capital balances will be assigned to goodwill.

Harrah's East Chicago—Buyout of Minority Partners

        In second quarter 2003, we paid approximately $28.8 million to former partners in the Harrah's East Chicago property to settle outstanding litigation with the partners relating to a buyout in 1999 of the partners' interest in the property and to terminate the contractual rights of the partners to repurchase an 8.55% interest in the property. The two remaining minority partners in our East Chicago property owned, in aggregate, 0.45% of this property. In December 2003 and January 2004, we acquired these ownership interests for aggregate consideration of approximately $0.8 million. As a result of these transactions, the East Chicago property is now wholly owned.

        In addition to these completed transactions, we have announced the following planned acquisitions.

Horseshoe Gaming

        On September 11, 2003, we announced that we had signed a definitive agreement to acquire Horseshoe Gaming for $1.45 billion, including assumption of debt. A $75 million escrow payment was made in 2003, and under certain circumstances, this amount would be forfeited if the acquisition does not close. We expect to finance the acquisition through working capital, existing credit facilities and/or, depending on market conditions, the issuance of new debt. The purchase includes casinos in Hammond, Indiana; Tunica, Mississippi; and Bossier City, Louisiana. We also announced our intention to sell our Harrah's brand casino in Shreveport to avoid overexposure in that market, and in January 2004, we announced that we have an agreement, subject to regulatory approvals, to sell that property to another gaming company. After consideration of the sale of Harrah's Shreveport, the Horseshoe acquisition will add a net 107,100 square feet of casino space, more than 4,360 slot machines and 138 table games to our existing portfolio. This acquisition will give Harrah's rights to the Horseshoe brand in all of the United States, except in Nevada. The acquisition, which is subject to regulatory approvals, is expected to close in the first half of 2004.

Binion's Horseshoe Hotel and Casino

        Pursuant to two separate transactions that we announced in January and February 2004, we will acquire certain intellectual property assets from Horseshoe Club Operating Company, to secure the rights to the Horseshoe brand in Nevada and to the World Series of Poker brand and tournament, while MTR Gaming Group, Inc. will acquire the remaining assets of the Binion's Horseshoe Hotel and Casino in Las Vegas, Nevada, including the right to use the name "Binion's" at the property, from Horseshoe Club Operating Company. We will operate the hotel and casino jointly with MTR Gaming on an interim basis. We expect to complete each of these transactions during the first quarter of 2004.

REGIONAL RESULTS AND DEVELOPMENT PLANS

        The executive decision makers of our Company review operating results, assess performance and make decisions related to the allocation of resources on a property-by-property basis. We, therefore, believe that each property is an operating segment and that it is appropriate to aggregate and present the operations of our Company as one reportable segment. In order to provide more detail in a more understandable manner than would be possible on a consolidated basis, our properties have been grouped as follows to facilitate discussion of our operating results:

West	East	North Central	South Central	Managed/Other
Harrah's Reno Harrah's/Harveys Lake Tahoe Bill's Harrah's Las Vegas Rio Harrah's Laughlin	Harrah's Atlantic City Showboat Atlantic City	Harrah's Joliet Harrah's East Chicago Harrah's North Kansas City Harrah's Council Bluffs Bluffs Run Harrah's St. Louis Harrah's Metropolis	Harrah's Shreveport Harrah's Lake Charles Harrah's Tunica Harrah's New Orleans (after June 7, 2002) Louisiana Downs	Harrah's Ak-Chin Harrah's Cherokee Harrah's Prairie Band Harrah's Rincon Harrah's New Orleans (prior to June 7, 2002)

West Results

				Percentage Increase/(Decrease)
(In millions)	2003	2002	2001	03 vs 02		02 vs 01
Casino revenues	$904.7	$847.7	$766.7	6.7%		10.6%
Total revenues	1,346.7	1,265.5	1,184.2	6.4%		6.9%
Income from operations	220.8	193.9	116.5	13.9%		66.4%
Operating margin	16.4%	15.3%	9.8%	1.1	pts	5.5	pts

Southern Nevada

        Strong cross-market and retail play, effective marketing and air charter programs and effective cost control measures drove record revenues and income from operations in Southern Nevada in 2003. We define cross-market play as gaming by customers at Harrah's properties other than their "home" casino, and retail play is defined as Total Rewards customers who typically spend up to $50 per visit. Revenues at Harrah's Las Vegas were 7.3% higher than in 2002, and income from operations was up 23.8%. Rio's revenues increased 12.2% in 2003, and income from operations was 30.3% over last year. Revenues and income from operations were up 4.0% and 11.5%, respectively, at Harrah's Laughlin.

        2002 revenues were 1.3% higher than 2001 revenues in Southern Nevada, where record revenues at Harrah's Las Vegas and Laughlin more than offset the year-over-year decline in revenues at Rio. Revenues at Harrah's Las Vegas and Laughlin increased 3.7% and 7.5%, respectively, while revenues at Rio were 2.5% below 2001 revenues. 2002 income from operations in Southern Nevada increased 94.9% over 2001, driven primarily by improved performance at the Rio due to cost management measures and the property's decision to exit the high-end international table games business in third quarter 2001. A charge of $13 million was recorded in 2001 to recognize the cost of this decision. Cost management measures also contributed to the improved performance in 2002 at Harrah's Las Vegas and Laughlin where income from operations grew 10.9% and 7.5%, respectively from 2001.

Northern Nevada

        Northern Nevada revenues rose 1.4% in 2003, but income from operations was down 9.3%. Our Northern Nevada properties faced the challenge of increased competition from Indian casinos in California and weak retail and unrated play (play by customers without a Total Rewards card). Increased utilization of air charter programs and targeted marketing programs helped maintain revenues, but the costs of these programs resulted in some margin erosion. With the expectation of continued expansion of Indian gaming in California, we believe that achieving growth at our Northern Nevada properties, particularly in Reno, will be a challenge. Our Lake Tahoe properties will be less affected due to the unique destination qualities of that market and successful execution of our cross-marketing strategy.

        In our annual assessment of goodwill and other nonamortizing intangible assets, we determined that the remaining goodwill associated with our Reno property was impaired. A charge of approximately $6.3 million, representing the remaining unamortized goodwill at Reno, was taken in the fourth quarter of 2003 for this impairment.

        Northern Nevada posted record revenues in 2002 due to the inclusion of a full year's revenues from the Harveys casino, which was acquired on July 31, 2001. This property contributed $136.5 million to Northern Nevada revenues in 2002. Excluding revenues contributed by Harveys from both periods, Northern Nevada revenues were down from 2001 due to weak market conditions in the Reno area caused, in part, by heightened levels of competition from Indian casinos in the Northern California area. Income from operations was 26.3% higher than in 2001, due also to the inclusion of a full year's results from Harveys Lake Tahoe and to cost synergies associated with the integration of the Harveys property into Harrah's systems.

East Results

				Percentage Increase/(Decrease)
(In millions)	2003	2002	2001	03 vs 02		02 vs 01
Casino revenues	$817.1	$808.7	$751.0	1.0%		7.7%
Total revenues	781.3	777.6	724.0	0.5%		7.4%
Income from operations	217.3	216.9	182.7	0.2%		18.7%
Operating margin	27.8%	27.9%	25.2%	(0.1	)pt	2.7	pts

        Contributions from recent investments at our Atlantic City properties and execution of a highly targeted marketing program helped offset the impact of a new competitor in the Atlantic City market in 2003. At Showboat Atlantic City, where a new hotel tower opened in second quarter 2003 and 450 slot machines were added in third quarter 2003, revenues were up 2.2% and income from operations was 10.1% higher than in 2002. Harrah's Atlantic City's revenues and income from operations declined 0.9% and 5.2%, respectively, from 2002 levels, as that property was more affected by the opening of the first new competitor in Atlantic City in more than a decade. An additional 500 slot machines were added at this property in December 2002.

        Revenues at Harrah's Atlantic City increased for the sixth consecutive year in 2002, and its income from operations, which increased for the fourth consecutive year, was 16.0% higher than in 2001. These increases were driven by the opening of the new hotel tower and the addition of approximately 450 slot machines at this property in second quarter 2002 and by more cost-effective marketing programs. The 452-room addition increased the hotel's capacity to more than 1,600 rooms and completed a project that created an additional 28,000 square feet of casino floor space and expanded a buffet area. These capital improvements cost approximately $180 million.

        Revenues at Showboat Atlantic City increased in 2002 and its income from operations was 24.1% higher than in 2001. Property enhancements and more cost-effective marketing drove the improved results at this property. This property, which is more reliant on customers who travel to Atlantic City by bus, was impacted by the September 11, 2001, terrorist attacks and construction disruptions related to reconfiguration of the casino floor. A reconfiguration of Showboat's casino floor was completed in the second quarter of 2001, a new buffet and coffee shop opened in the fourth quarter of 2001 and our tiered Total Rewards customer-loyalty program was implemented during 2001 at this property.

North Central Results

				Percentage Increase/(Decrease)
(In millions)	2003	2002	2001	03 vs 02		02 vs 01
Casino revenues	$1,397.5	$1,431.2	$1,243.7	(2.4)%		15.1%
Total revenues	1,361.3	1,410.4	1,249.4	(3.5)%		12.9%
Income from operations	224.1	307.0	278.9	(27.0)%		10.1%
Operating margin	16.5%	21.8%	22.3%	(5.3	)pts	(0.5	)pts

        Higher gaming taxes and competitive pressures in 2003 led to declines in revenues and income from operations at our North Central properties.

        The revenue and income from operations increases reported by the North Central properties for 2002 versus 2001 were due to inclusion of a full year of operations of the Harveys properties, which were acquired July 31, 2001. The year-over-year growth was also enhanced by capital investments that generated strong customer demand and higher cash flow.

Chicagoland/Illinois

        Combined 2003 revenues and income from operations at our Chicagoland/Illinois properties were 4.5% and 34.4%, respectively, below 2002. Higher gaming and admission taxes, heightened competition and winter storms during the first quarter of 2003 were responsible for the declines. During second quarter 2003, legislation was passed in Indiana that increased the effective tax rate and retroactively revised the methodology by which state gaming taxes are to be computed for those properties that converted from cruising to dockside operations. This revision resulted in a $5.1 million charge for additional taxes for the period ended June 30, 2003. New tax legislation in Illinois in 2003 raised the maximum gaming tax rate to 70% and impacted our income from operations by $16.2 million in 2003. In order to sustain profitability under the higher tax scheme, operational changes were implemented at Joliet in the third quarter, and revenues declined as a result of these changes. Revenue declines at Joliet were partially offset by higher revenues from our East Chicago property, which benefited from a full year of dockside operations. A $27 million renovation project designed to enhance the amenities and update the look of Harrah's East Chicago is scheduled for completion in first quarter 2004. At December 31, 2003, $4.0 million had been spent on this project.

        2002 combined revenues at our Chicagoland/Illinois properties were 7.3% higher than in 2001 and income from operations was up 9.2%. 2001 income from operations was negatively impacted by accelerated depreciation on riverboats that were removed from service at Harrah's Joliet in late September 2001, when the property was converted from riverboats to barges. 2002 income from operations was negatively impacted by approximately $27.5 million of additional gaming taxes in Illinois and Indiana due to state legislations effective July 1, 2002. The Illinois legislation raised the maximum graduated gaming tax rate from 35% to 50%, and in Indiana the base gaming tax rate increased from 20% to 22.5%. The Indiana legislation also included provisions that allowed casinos to convert from cruising to dockside operations. If a casino elected to become a dockside operation, the gaming tax rate structure changed to a graduated scale with a maximum tax rate of 35%, mitigated to some extent by a change in the method for computing admission taxes. We converted our Harrah's East Chicago operation from cruising to dockside during third quarter 2002. In first quarter 2002, we completed the opening of a $47 million hotel at Harrah's East Chicago. The first 10 floors of the 15-floor hotel opened in late December 2001.

Missouri

        Combined revenues for our Missouri properties declined 4.1% from 2002 and income from operations was down 20.9% due primarily to heightened competition in both the St. Louis and North Kansas City markets. Fourth quarter 2003 results for Harrah's St. Louis were strong, and we are optimistic that this property will continue to rebound from the increased competition in that market. In the Kansas City market, a competitor opened its expanded facility in third quarter 2003 and another competitor opened its new barge facility in fourth quarter 2003.

        Construction is underway on a $80 million expansion at Harrah's St. Louis, which will include a second hotel tower, redesign of the hotel lobby, new valet parking areas, the addition of parking garage express ramps and the expansion of two restaurants and other amenities. A new restaurant and nightclub are scheduled to open at the end of first quarter 2004 and the hotel tower and remaining amenities are due to open in third quarter 2004. As of December 31, 2003, $29.5 million had been spent on this project.

        2002 combined revenues for our Missouri properties were 4.3% below 2001 revenues, and income from operations was 3.7% below 2001 due to increased competition and intense promotional activity in the St. Louis market.

Iowa

        Combined 2003 revenues from our Iowa properties were 0.9% above 2002 revenues, but income from operations was 10.5% below 2002 due, in part, to higher gaming taxes at our Bluffs Run property, where gaming taxes increased in accordance with a predetermined rate increase.

        On a combined basis, our two Iowa properties contributed $236.7 million in revenues and $35.8 million in income from operations to our 2002 results compared to $103.6 million in revenues and $17.6 million in income from operations for the five months that we owned these properties in 2001.

        The Iowa Supreme Court issued an opinion in June 2002 that has the effect of reducing the gaming tax rate on gaming revenues earned by casinos at racetracks operating in the state, including our Bluffs Run Casino. Casinos at racetracks are taxed at a higher rate (34% in 2003) than the casinos on riverboats operating in Iowa (20%). The Court ruled this disparity was unconstitutional. The State appealed the Iowa Supreme Court's decision to the United States Supreme Court and in June 2003, the United States Supreme Court overturned the ruling by the Iowa Supreme Court on U.S. constitutional grounds; however, in February 2004, the Iowa Supreme Court ruled that the state law that permits the disparity violates the Iowa Constitution. We followed the instructions of the Iowa Racing and Gaming Commission to pay taxes at the 20% rate for Bluffs Run. However, given the uncertainty of this situation, we continued to accrue gaming taxes at the higher rate and have accrued approximately $24.9 million in state gaming taxes that we may not have to pay. An additional payment based on a multiple of the calculated annual savings may be due to Iowa West Racing Association ("Iowa West"), the entity holding the pari-mutuel and gaming license for the Bluffs Run Casino and with whom we have a management agreement to operate that property. Any additional payment that may be due to Iowa West would increase goodwill attributed to the Bluffs Run property.

South Central Results

				Percentage Increase/(Decrease)
(In millions)	2003	2002	2001	03 vs 02		02 vs 01
Casino revenues	$733.6	$562.1	$413.6	30.5%		35.9%
Total revenues	742.8	569.3	416.9	30.5%		36.6%
Income from operations	105.3	88.9	60.0	18.4%		48.2%
Operating margin	14.2%	15.6%	14.4%	(1.4	)pts	1.2	pts

        A full year of consolidation of New Orleans' results subsequent to the acquisition of a controlling interest in that property in early June 2002 and results from Louisiana Downs, which was acquired in December 2002, drove combined 2003 revenues at our South Central properties up 30.5% and combined income from operations up 18.4%. Harrah's New Orleans contributed $285.4 million in revenues and $46.8 million in income from operations in 2003 compared to $154.5 million in revenues and $16.0 million in income from operations subsequent to its consolidation in 2002. The opening of an expanded buffet and new steakhouse at Harrah's New Orleans in 2003 attracted new business to that property. Prior to our acquisition of a controlling interest in that property, we had limited ability to invest in amenities, and we are now actively pursuing such opportunities. We are currently in the design stage for a new hotel project for this property.

        On December 20, 2002, we completed our acquisition of a controlling interest in Louisiana Downs, a thoroughbred racetrack in Bossier City, Louisiana, and in May 2003, 900 slot machines were placed in service there. Construction is scheduled for completion in second quarter 2004 on Phase II of the expansion of Louisiana Downs, which will include a new, permanent facility with approximately 1,400 slot machines. Our renovation and expansion of Louisiana Downs is expected to cost approximately $110 million, $56.8 million of which had been spent as of December 31, 2003. Louisiana Downs contributed $56.9 million in revenues in 2003, but preopening costs related to the introduction of slot machines at the facility drove a loss from operations of $1.4 million.

        The increases in combined results for our South Central properties in 2002 over 2001 were also due to the consolidation of New Orleans' results subsequent to the acquisition of a controlling interest in that property in early June 2002. Our growth was also enhanced by capital investments that generated strong customer demand and higher cash flow at Harrah's Shreveport.

        The Lake Charles property continues to contend with increased competition in the area, including the addition of slot machines at a racetrack located closer than our property to one of our Texas feeder markets and additional Indian casino offerings. Approximately $55.4 million of goodwill is allocated to the Lake Charles property. Should the negative operating trend at our Lake Charles property continue, it could impact the annual analysis for the impairment of goodwill for that operating unit.

        Due to our intention to sell Harrah's Shreveport, we have classified that property in Assets held for sale on our Consolidated Balance Sheets and have ceased depreciating its assets. Since the Horseshoe Gaming acquisition will give us a continued presence in the Shreveport-Bossier City market, Harrah's Shreveport's operating results have not been classified as discontinued operations. We do not anticipate a material gain or loss on this sale.

        On June 30, 2003, we announced an agreement to sell Harrah's Vicksburg and that sale was completed on October 27, 2003. 2003 results for Harrah's Vicksburg are presented as Discontinued operations and results for 2002 and 2001 have been reclassified to conform to the 2003 presentation. A loss of $0.5 million, net of tax, resulted from this sale.

Managed Casinos and Other

				Percentage Increase/(Decrease)
(In millions)	2003	2002	2001	03 vs 02	02 vs 01
Revenues	$90.6	$75.7	$73.9	19.7%	2.4%
Income from operations	11.4	21.6	(12.1)	(47.2)%	N/M

N/M = Not meaningful

        With the acquisition of the remaining interest in the New Orleans casino in 2002, our managed casinos now consist of four tribal casinos. The table below gives the location and expiration date of the current management contracts for our Indian properties as of December 31, 2003.

Casino	Location	Expiration of Management Agreement
Harrah's Cherokee	Cherokee, North Carolina	November 2004
Harrah's Ak-Chin	near Phoenix, Arizona	December 2004
Harrah's Rincon	near San Diego, California	November 2010
Harrah's Prairie Band	near Topeka, Kansas	January 2008

        Revenues from our managed properties were higher in 2003 than in the previous year due to a full year of management fees from Harrah's Rincon Casino and Resort, owned by the Rincon San Luiseno

Band of Mission Indians ("Rincon") in Southern California, which opened in August 2002. The increased fees from Rincon were partially offset by changes in fee structures provided by extended management agreements and by the elimination of management fees from Harrah's New Orleans subsequent to its consolidation with our financial results in June 2002.

        2002 revenues from our managed properties were higher than 2001 revenues due to fees from Rincon subsequent to its August 2002 opening and to higher fees from New Orleans prior to its consolidation in June 2002, partially offset by changes in fee structures provided by extended management agreements.

        In 2003, we extended our contract to manage the tribal casino at Rincon, and we have also executed an extension for management of the Cherokee property until November 2011, which is pending approval by the National Indian Gaming Commission. New contracts may provide for reductions in management fees; however, expansions at the properties are expected to increase the fee base and keep the overall income stream stable.

        A $165 million expansion of the Harrah's Rincon property began in December 2003. The expansion will add a 21-story, 485-room hotel tower, a spa, a new hotel lobby, additional meeting space, additional casino space and a 1,200-space parking structure. The expansion is scheduled to be completed by the end of 2004.

        Construction is underway on a $55 million expansion project at Harrah's Prairie Band. The expansion will include the addition of 198 hotel rooms, a 12,000 square foot convention center and a new restaurant. The project is scheduled for completion in late 2004.

        Construction began in January 2004 on a $60 million expansion of Harrah's Cherokee Smoky Mountains Casino in Cherokee, North Carolina, that will add a 15-story, 324-room hotel tower, which is scheduled for completion in second quarter 2005. A 252-room hotel and 30,000 square foot conference center opened at that property in second quarter 2002, and in fourth quarter 2002, an expansion project was completed that added approximately 22,000 square feet of casino space.

        An expansion to the Harrah's Ak-Chin casino opened in first quarter 2001 and included a new 146-room hotel, an additional restaurant, meeting and banquet room facilities, a resort pool and a landscaped courtyard. A new twenty-five year compact between the State of Arizona and the Ak-Chin Indian Community was approved in February 2003. The new compact increases the number of permitted machines and adds blackjack and jackpot poker to the scope of gaming at the Ak-Chin casino.

        Construction costs of Indian casinos and hotels have been funded by the tribes or by the tribes' debt, some of which we guarantee. See Debt and Liquidity for further discussion of our guarantees of debt related to Indian projects.

        Also included in Managed Casinos and Other are our development expenses, brand marketing costs, income from nonconsolidating subsidiaries and other costs that are directly related to our casino operations and development but are not property specific.

Other Factors Affecting Net Income

				Percentage Increase/(Decrease)
(Income)/Expense	2003	2002	2001	03 vs 02		02 vs 01
(In millions)
Development costs	$19.6	$9.5	$6.4	N/M		48.4%
Write-downs, reserves and recoveries	11.1	5.0	22.5	N/M		(77.8)%
Project opening costs	7.9	1.8	13.1	N/M		(86.3)%
Corporate expense	52.6	56.6	52.7	(7.1)%		7.4%
Amortization of intangible assets	4.8	4.5	25.0	6.7%		(82.0)%
Interest expense, net	234.4	240.2	255.8	(2.4)%		(6.1)%
Losses on early extinguishments of debt	19.1	–	–	N/M		–
Other income	(2.9)	(2.1)	(28.2)	38.1%		(92.6)%
Effective tax rate	36.2%	36.8%	36.4%	(0.6	)pts	0.4	pts
Minority interests	$11.6	$14.0	$12.6	(17.1)%		11.1%
Discontinued operations, net of income taxes	(0.7)	(3.0)	(1.7)	N/M		N/M
Change in accounting principle, net of income taxes	–	91.2	–	N/M		N/M

N/M = Not meaningful

        Development costs were higher in 2003 due to increased development activities in many jurisdictions considering casinos or casino-like businesses. In 2003, we signed a letter of intent, subject to definitive documents, to form a 50/50 joint venture with Gala Group, a United Kingdom ("UK") based gaming operator, to develop regional casinos in the UK. The arrangement also permits us to develop UK destination resorts outside of the joint venture. As part of this effort, we formed a joint venture with Gala Group for the purpose of placing options on land in the UK. Development in the UK is dependent on passage of proposed legislative reform of the UK gaming laws and regulations. LuckyMe, our new internet gaming operation based in the UK, began operations in first quarter 2004.

        Write-downs, reserves and recoveries include various pretax charges to record asset impairments, contingent liabilities, project write-offs and recoveries at time of sale of previously recorded reserves for asset impairment. The components of Write-downs, reserves and recoveries were as follows:

(In millions)	2003	2002	2001
Impairment of goodwill	$6.3	$–	$–
Impairment of long-lived assets	2.5	1.5	8.2
Write-off of abandoned assets and other costs	3.2	6.9	8.5
Settlement of sales tax contingency	(0.9)	(6.5)	–
Charge for structural repairs at Reno	–	5.0	–
Termination of contracts	–	0.2	4.1
Recoveries from previously impaired assets and reserved amounts	–	(2.1)	(0.6)
Reserves for New Orleans casino	–	–	2.3

	$11.1	$5.0	$22.5

        Project opening costs for each of the three years presented include costs incurred in connection with the integration of acquired properties into the Harrah's systems and technology and costs incurred in connection with expansion and renovation projects at various properties.

        Corporate expense decreased 7.1% in 2003 from 2002, primarily due to lower incentive compensation plan expenses.

        Amortization of intangible assets in 2003 was basically flat compared to 2002 and both years are considerably lower than in 2001 due to the implementation of Statement of Financial Accounting

Standards ("SFAS") No. 142 in first quarter 2002, whereby we ceased amortization of goodwill and intangible assets with indefinite lives. Certain other intangible assets with defined lives related to acquisitions are being amortized. (See Notes 2 and 3 to our Consolidated Financial Statements.)

        The Company's average debt balance was slightly higher in 2003 than in 2002; however, interest expense was lower due to lower interest rates throughout 2003 on variable rate debt. Our average debt balance was also higher in 2002 than in 2001 due to acquisitions and our stock repurchase program, but interest expense decreased in 2002 from 2001 due to lower rates on variable rate debt. The average interest rate on our variable-rate debt, excluding the impact of our swap agreements, was 2.3% at December 31, 2003 and 2002, compared to 4.0% at December 31, 2001. A change in interest rates will impact our financial results. Assuming a constant outstanding balance for our variable-rate debt for the next twelve months, a hypothetical 1% change in corresponding interest rates would change interest expense for the next twelve months by approximately $11.1 million. Our variable rate debt, including fixed-rate debt for which we have entered into interest rate swap agreements, represents approximately 33% of our total debt, while our fixed-rate debt is approximately 67% of our total debt. (For discussion of our interest rate swap agreements, see Debt and Liquidity, Interest Rate Swap Agreements.)

        Losses on the early extinguishments of debt represent premiums paid and write-offs of unamortized deferred financing costs associated with debt retired before maturity. In compliance with SFAS No. 145 (See Note 6 to our Consolidated Financial Statements) these losses on early extinguishments of debt no longer qualify for presentation as extraordinary items. (See Debt and Liquidity—Extinguishments of Debt.)

        2003 Other income includes interest income on the cash surrender value of life insurance policies and settlement of a litigation claim, partially offset by benefits from a life insurance policy. 2002 Other income included interest income on the cash surrender value of life insurance policies, net proceeds from litigation settlements and other miscellaneous items. In 2001, Other income included a gain on the settlement of the 1998 condemnation of land in Atlantic City, the sale of nonstrategic land in Nevada and resolution of a contingency related to a former affiliate.

        The effective tax rate for 2003, as well as for 2002 and 2001, is higher than the federal statutory rate primarily due to state income taxes. The effective tax rate in 2001 was also affected by that portion of our goodwill amortization that was not deductible for tax purposes. With the cessation of goodwill amortization in the first quarter of 2002 as the result of the implementation of SFAS No. 142, our effective tax rate declined from the 2001 rate; however, our effective tax rate increased in second quarter 2002 due to the exposure to higher state income taxes enacted in that year.

        Minority interests reflect joint venture partners' shares of income at joint venture casinos.

        Discontinued operations reflect the results of Harveys Wagon Wheel Hotel/Casino in Central City, Colorado, and Harrah's Vicksburg, both of which were sold in 2003. 2002 and 2001 results for these two properties have been reclassified to conform to the 2003 presentation.

        The change in accounting principle represents the first quarter 2002 charge for the impairment of Rio's goodwill and trademark recorded in connection with the implementation of SFAS No. 142. (See Note 3 to our Consolidated Financial Statements.)

CAPITAL SPENDING AND DEVELOPMENT

        Part of our plan for growth and stability includes disciplined capital improvement projects, and 2003, 2002 and 2001 were all years of significant capital reinvestment.

        In addition to the specific development and expansion projects discussed in Regional Results and Development Plans, we perform on-going refurbishment and maintenance at our casino entertainment facilities to maintain our quality standards. We also continue to pursue development and acquisition opportunities for additional casino entertainment facilities that meet our strategic and return on investment criteria. Prior to the receipt of necessary regulatory approvals, the costs of pursuing development projects are expensed as incurred. Construction-related costs incurred after the receipt of necessary approvals are capitalized and depreciated over the estimated useful life of the resulting asset. Project opening costs are expensed as incurred.

        Our capital spending for 2003 totaled approximately $427.0 million. 2002 capital spending was approximately $376.0 million, excluding the costs of our acquisitions of Louisiana Downs and the remaining interest in JCC, and 2001 capital spending was $550.5 million, excluding the costs of our acquisition of Harveys. Estimated total capital expenditures for 2004 are expected to be between $500 million and $550 million and do not include estimated expenditures for announced acquisitions or unidentified development opportunities.

        Our planned development projects, if they go forward, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. Cash needed to finance projects currently under development as well as additional projects being pursued is expected to be made available from operating cash flows, established debt programs (see Debt and Liquidity), joint venture partners, specific project financing, guarantees of third-party debt and, if necessary, additional debt and/or equity offerings.

DEBT AND LIQUIDITY

        We generate substantial cash flows from operating activities, as reflected on the Consolidated Statements of Cash Flows. These cash flows reflect the impact on our consolidated operations of the success of our marketing programs, our strategic acquisitions, on-going cost containment focus and favorable variable interest rates. For 2003, we reported cash flows from operating activities of $737.2 million, a 0.7% increase over the $732.4 million reported in 2002. The 2002 amount reflected a 6.9% decrease over the 2001 level.

        We use the cash flows generated by the Company to fund reinvestment in existing properties for both refurbishment and expansion projects, to pursue additional growth opportunities via strategic acquisitions of existing companies and new development opportunities and to return capital to our shareholders in the form of stock repurchase programs and dividends. When necessary, we supplement the cash flows generated by our operations with funds provided by financing activities to balance our cash requirements.

        Our cash and cash equivalents totaled approximately $409.9 million at December 31, 2003, compared to $396.4 million at December 31, 2002. The following provides a summary of our cash flows for the years ended December 31.

(In millions)	2003	2002	2001
Cash provided by operating activities	$737.2	$732.4	$786.6
Capital investments	(403.5)	(369.4)	(500.3)
Payments for business acquisitions	(75.0)	(162.4)	(251.9)
Minority interest buyout	(29.1)	–	(8.5)
Investments in affiliates	(4.3)	(0.1)	(5.7)
Proceeds from asset/investment sales	5.3	34.7	30.8
Other investing activities	(14.9)	(7.2)	(12.9)

Free cash flow	215.7	228.0	38.1
Cash (used in)/provided by financing activities	(248.0)	(173.3)	79.4
Cash provided by/(used for) assets held for sale	45.9	4.7	(62.0)

Net increase in cash and cash equivalents	$13.6	$59.4	$55.5

        We believe that our cash equivalents balance, our cash flow from operations and the financing sources discussed herein, will be sufficient to meet our normal operating requirements during the next twelve months and, to fund additional acquisitions, including our announced Horseshoe Gaming acquisition, or investments. In addition, we may consider issuing additional debt or equity securities in the future to fund potential acquisitions or growth or to refinance existing debt. We continue to review additional opportunities to acquire or invest in companies, properties and other investments that meet our strategic and return on investment criteria. If a material acquisition or investment is completed, our operating results and financial condition could change significantly in future periods.

        The majority of our debt is due in December 2005 and beyond. Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows. Long-term obligations are expected to be paid through operating cash flows, refinancing of debt, joint venture partners or, if necessary, additional debt and/or equity offerings.

Credit Agreement

        On April 29, 2003, we entered into an agreement for new credit facilities (the "Credit Agreement") for up to $1.9625 billion in borrowings. This Credit Agreement replaced the $1.857 billion credit and letter of credit facilities that were scheduled to mature in April 2003 ($332 million) and April 2004 ($1.525 billion). The Credit Agreement matures on April 23, 2008, and consists of a five-year revolving credit facility for up to $1.0625 billion and a five-year term reducing facility for up to $900 million. The Credit Agreement contains a provision that would allow an increase in the borrowing capacity to $2 billion, if mutually acceptable to us and our lenders. Interest on the Credit Agreement is based on our debt ratings and leverage ratio and is subject to change. As of December 31, 2003, the Credit Agreement bore interest based upon 105 points over LIBOR and bore a facility fee for borrowed and unborrowed amounts of 25 basis points. At our option, we may borrow at the prime rate under the new Credit Agreement. As of December 31, 2003, $947.8 million in borrowings were outstanding under the Credit Agreement with an additional $66.5 million committed to back letters of credit. After consideration of these borrowings, but before consideration of amounts borrowed under the commercial paper program, $948.2 million of additional borrowing capacity was available to the Company as of December 31, 2003.

Interest Rate Swap Agreements

        To manage the mix of our debt between fixed and variable rate instruments, we entered into interest rate swap agreements to modify the interest characteristics of our outstanding debt without an exchange of the underlying principal amount. The differences to be paid or received under the terms of our interest rate swap agreements are accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of our interest rate swap agreements will have a corresponding effect on our future cash flows.

        These agreements contain a credit risk that the counterparties may be unable to meet the terms of the agreements. We minimize that risk by evaluating the creditworthiness of our counterparties, which are limited to major banks and financial institutions, and do not anticipate nonperformance by the counterparties.

        As of December 31, 2003, we were a party to two interest rate swaps for a total notional amount of $200 million. These swaps were effective December 29, 2003, and will expire December 15, 2005. Subsequent to the end of 2003, we entered into two additional swap agreements for a total notional amount of $300 million, $200 million of which will expire in June 2007, and $100 million of which will expire in December 2005. The following table summarizes the terms of our swap agreements.

Swap Effective Date	Notional Amount	Fixed Rate Received	Variable Rate Paid	Next Reset Date	Swap Expiration Date
	(in millions)
Dec. 29, 2003	$50	7.875%	6.968%	June 15. 2004	Dec. 15, 2005
Dec. 29, 2003	150	7.875%	6.972%	June 15, 2004	Dec. 15, 2005
Jan. 30, 2004	200	7.125%	5.399%	June 1, 2004	June 1, 2007
Feb. 2, 2004	100	7.875%	6.975%	June 15, 2004	Dec. 15, 2005

Commercial Paper

        To provide the Company with cost-effective borrowing flexibility, we have a $200 million commercial paper program that is used to borrow funds for general corporate purposes. Although the debt instruments are short-term in tenor, they are classified as long-term debt because the commercial paper is backed by our Credit Agreement, and we have committed to keep available capacity under our Credit Agreement in an amount equal to or greater than amounts borrowed under this program. At December 31, 2003, $50 million was outstanding under this program.

Issuance of New Debt

        In addition to our Credit Agreement, we have issued debt and entered into credit agreements to provide the Company with cost-effective borrowing flexibility and to replace short-term. The table below summarizes the face value of debt obligations entered into during the last three years and outstanding at December 31, 2003.

Debt	Issued	Matures	Face Value Outstanding at December 31, 2003
			(In millions)
Commercial Paper	2003	2004	$50.0
5.375% Senior Notes	December 2003	2013	500.0
8.0% Senior Notes	January 2001	2011	500.0
7.125% Senior Notes	June 2001	2007	500.0

Extinguishments of Debt

        Funds from the new debt discussed above, as well as proceeds from our Credit Agreement, were used to retire certain of our outstanding debt, in particular those debt obligations assumed in our acquisition transactions, to reduce our effective interest rate and/or lengthen maturities. The following table summarizes the debt obligations, in addition to our previous credit and letter of credit facilities, that we have retired over the last three years.

Issuer	Date Retired	Debt Extinguished	Face Value Retired
			(In millions)
Harrah's Operating Company	December 2003	Senior Subordinated Notes due 2005	$147.1
Harrah's Operating Company	August 2003	Senior Subordinated Notes due 2005	12.4
JCC	December 2002	Senior Notes due 2008	28.2
Harveys	September 2001	10.625% Senior Subordinated Notes due 2006	150.0
Showboat	August 2001	13% Senior Subordinated Notes due 2009	2.1
Harveys	July 2001	Credit facility due 2004	192.0

        In July 2003, our Board of Directors authorized the Company to retire, from time to time through cash purchases, portions of our outstanding debt in open market purchases, privately negotiated transactions or otherwise. These repurchases will be funded through available cash from operations, borrowings from our Credit Agreement and our new Senior Notes. Such repurchases will depend on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors. As of December 31, 2003, $159.5 million of our 7 7/8% Senior Subordinated Notes had been retired under this authorization.

        Charges of $19.1 million representing premiums paid and write-offs of unamortized deferred financing costs associated with the early retirement of portions of our 7 7/8% Senior Subordinated Notes and of our previous credit and letter of credit facilities were recorded in 2003. In compliance with SFAS No. 145, these losses no longer qualify for presentation as extraordinary items and are, therefore, included in income from continuing operations on our Consolidated Statements of Income.

Equity Repurchase Programs

        During the past three years, our Board of Directors has authorized plans whereby we have purchased shares of the Company's common stock in the open market from time to time as market conditions and other factors warranted. The table below summarizes the plans in effect during the past three years.

Plan Authorized	Number of Shares Authorized	Number of Shares Purchased as of December 31, 2003	Average Price Per Share
July 2001	6.0 million	6.0 million	$37.15
July 2002	2.0 million	1.4 million	39.24
November 2002	3.0 million	0.5 million	35.87

        The November 2002 authorization was to expire December 31, 2003, but it has been extended until December 31, 2004. The repurchases were funded through available operating cash flows and borrowings from our established debt programs.

Guarantees of Third-Party Debt and Other Obligations and Commitments

        The following tables summarize our contractual obligations and other commitments as of December 31, 2003.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
(In millions)
Debt	$3,672.8	$1.3	$1,273.9	$821.6	$1,576.0
Capital lease obligations	0.7	0.3	0.4	–	–
Operating lease obligations	628.4	43.0	103.9	58.7	422.8
Purchase orders obligations	45.0	45.0	–	–	–
Guaranteed payments to State of Louisiana	134.8	60.0	74.8	–	–
Community reinvestment	94.3	4.3	12.3	8.4	69.3
Construction commitments	81.5	81.5	–	–	–
Other contractual obligations	43.1	30.9	8.9	1.5	1.8

	$4,700.6	$266.3	$1,474.2	$890.2	$2,069.9

	Amount of Commitment Expiration Per Period
Other Commitments	Total amounts committed	Less than 1 year	1-3 years	4-5 years	Over 5 years
(In millions)
Guarantees of loans	$152.9	$30.9	$103.3	$18.7	$–
Letters of credit	66.5	66.5	–	–	–
Minimum payments to tribes	26.7	13.4	5.4	2.4	5.5

        The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments pursuant to the contracts for the four managed Indian-owned facilities now open, which extend for periods of up to 83 months from December 31, 2003, is $1.2 million. Each of these casinos currently generates sufficient cash flows to cover all of their obligations, including their debt service.

        We may guarantee all or part of the debt incurred by Indian tribes with which we have entered a management contract to fund development of casinos on the Indian lands. For all existing guarantees of Indian debt, we have obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, that the value of such property would satisfy our obligations in the event these guarantees were enforced. Additionally, we have received limited waivers from the Indian tribes of their sovereign immunity to allow us to pursue our rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken. The aggregate outstanding balance of such debt as of December 31, 2003, was $112.9 million. Some of our guarantees of the debt for casinos on Indian lands were modified during 2003, triggering the requirements under Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to recognize a liability for the estimated fair value of those guarantees.

Liabilities, representing the fair value of our guarantees, and corresponding assets, representing the portion of our management fee receivable attributable to our agreements to provide the related guarantees, were recorded and are being amortized over the lives of the related agreements. We estimate the fair value of the obligation by considering what premium would have been required by us or by an unrelated party. The amounts recognized represent the present value of the premium in interest rates and fees that would have been charged to the tribes if we had not provided the guarantees. The unamortized balance of the liability for the guarantees and of the related assets at December 31, 2003, was $7.0 million.

        Depending upon future changes in the gaming tax rate imposed by the Iowa legislature, an additional payment based on a multiple of the calculated annual savings may be due Iowa West, the entity holding the pari-mutuel and gaming license for the Bluffs Run Casino in Council Bluffs, Iowa, and with whom we have a management agreement to operate that property. Any additional payment that may be due to Iowa West would increase goodwill related to our acquisition of Harveys. Given the uncertainty of the tax rate situation in Iowa (see discussion in Regional Results and Development Plans, North Central Results, Iowa), we cannot estimate the amount of this contingency.

EFFECTS OF CURRENT ECONOMIC AND POLITICAL CONDITIONS

Competitive Pressures

        Due to the limited number of new markets opening for development in recent years, many casino operators are reinvesting in existing markets to attract new customers, thereby increasing competition in those markets. As companies have completed expansion projects, supply has typically grown at a faster pace than demand in some markets and competition has increased significantly. Furthermore, several operators, including Harrah's, have announced plans for additional developments or expansions in some markets.

        The Louisiana legislature has authorized the use of slot machines at horse racing tracks in four parishes in Louisiana. We operate casinos in three of these markets. In first quarter 2002, a horse racing facility, located in one of those parishes where the use of slot machines has been authorized and near our property in Lake Charles, Louisiana, opened with approximately 1,500 machines. The horse racing facility is approximately twenty-five miles closer to one of our major feeder markets than our property. Revenues and income from operations at our Lake Charles property have been negatively impacted by the addition of this new competitor. In fourth quarter 2002, we acquired a controlling interest in Louisiana Downs, a thoroughbred racetrack in Bossier City, Louisiana, which is in another of the parishes where the use of slot machines has been authorized and is located near our Shreveport property. In Orleans Parish, where Harrah's New Orleans is located, voters approved the use of slot machines at a racetrack in October 2003.

        In the third quarter of 2001, the State of Louisiana selected a competitor to receive the fifteenth and final riverboat gaming license to be issued by the State, under the legislation legalizing riverboat gaming in that State. The competitor's project is for a riverboat casino in Lake Charles. Construction of that facility began in September 2003, and it is anticipated to open in early 2005. We believe that the new riverboat competition in the Lake Charles area will have a negative impact on our operations there.

        In Atlantic City, a competitor opened a 2,000-room hotel and casino in July 2003. A competitor in Missouri completed a large casino expansion in third quarter 2002 that is located near our St. Louis property, a competitor in the Joliet market completed a new barge facility in second quarter 2002 and another competitor in the Chicagoland market replaced its boats with barges in second quarter 2003. In the Kansas City market, a competitor opened its expanded facility in third quarter 2003 and another competitor opened its new barge facility in fourth quarter 2003. The short-term impact of increased competition in these markets has been negative. In Illinois, we are bidding on the final gaming license to be issued by the State and, if we are not successful and a competitor location is chosen, it could have an impact on our Chicagoland operations.

        A competitor is scheduled to open a new property in Las Vegas in 2005, which could impact our properties there.

        In October 2001, the legislature of the State of New York approved a bill authorizing six new tribal casinos in that state and video lottery terminals at tracks. The measure allows the governor of New York to negotiate gaming compacts with American Indian tribes to operate three casinos in the Catskills and three casinos in western New York.

        In September 1999, the State of California and approximately 60 Indian tribes executed Class III Gaming Compacts, which other California tribes can join. The Compacts will allow each tribe to operate, on tribal trust lands, two casinos with up to 2,000 slot machines per tribe and unlimited house-banked card games. Our own agreements with Rincon are a result of these events (see Regional Results and Development Plans, Managed Casinos and Other).

        Other states are also considering legislation enabling the development and operation of casinos or casino-like operations.

        Although the short-term effect of such competitive developments on our Company generally has been negative, we are not able to determine the long-term impact, whether favorable or unfavorable, that these trends and events will have on current or future markets. We believe that the geographic diversity of our operations; our focus on multi-market customer relationships; our service training, our rewards and customer loyalty programs; and our continuing efforts to establish our brands as premier brands upon which we have built strong customer loyalty have well-positioned us to face the challenges present within our industry. We utilize the capabilities of WINet, a sophisticated nationwide customer database, and Total Rewards, a nationwide loyalty program that allows our customers to earn cash, comps and other benefits for playing at Harrah's Entertainment casinos. We believe these sophisticated marketing tools provide us with competitive advantages, particularly with players who visit more than one market.

Political Uncertainties

        The casino entertainment industry is subject to political and regulatory uncertainty. From time to time, individual jurisdictions have also considered legislation or referendums, which could adversely impact our operations. The likelihood or outcome of similar legislation and referendums in the future cannot be predicted.

        The casino entertainment industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate. From time to time, various state and federal legislators and officials have proposed changes in tax laws, or in the administration of such laws, which would affect the industry. It is not possible to determine the scope or likelihood of possible future changes in tax laws or in the administration of such laws. If adopted, such changes could have a material adverse effect on our financial results.

Economic Conditions

        Historically, economic conditions have had little effect on our operations, but we believe that adverse economic conditions did have some impact on our 2003 operating results and could affect future results. We feel that our marketing programs, use of our technology to change the mix of slot machines and table games and our cost management programs have helped offset the impact of the sluggish economy.

National Defense and Homeland Security Matters

        The September 11, 2001, terrorist attacks, the potential for future terrorist attacks, the national and international responses to terrorist attacks and other acts of war or hostility have created many economic and political uncertainties, which could adversely affect our business and results of operations in ways that cannot presently be predicted. For example, the United States Coast Guard is considering regulations designed to increase homeland security, which, if passed, could affect some of our properties and require significant expenditures to bring such properties into compliance. Furthermore, given current conditions in the global insurance markets, we are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

        We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated lives assigned to our assets, the determination of bad debt, asset impairment, fair value of guarantees and self-insurance reserves, the purchase price allocations made in connection with our acquisitions and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. The policies and estimates discussed below are considered by management to be those in which our policies, estimates and judgments have a significant impact on issues that are inherently uncertain.

Property and Equipment

        We have significant capital invested in our property and equipment, which represents approximately 62% of our total assets. Judgments are made in determining the estimated useful lives of assets, salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and whether we have a gain or loss on the disposal of the asset. We assign lives to our assets based on our standard policy, which is established by management as representative of the useful life of each category of asset. We review the carrying value of our property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the operating unit level, which for most of our assets is the individual casino.

Goodwill and Other Intangible Assets

        We have approximately $1.2 billion in goodwill and other intangible assets on our Consolidated Balance Sheet resulting from our acquisition of other businesses. An accounting standard adopted in 2002 requires an annual review of goodwill and other nonamortizing intangible assets for impairment. We completed our initial assessment for impairment of goodwill and other nonamortizing intangible assets and recorded an impairment charge in first quarter 2002. We complete our annual assessment for impairment in fourth quarter each year, and in fourth quarter 2003, we determined that, except for the goodwill associated with Harrah's Reno, goodwill and intangible assets with indefinite lives have not been impaired. A charge was recorded in fourth quarter for the impairment of Reno's remaining goodwill. The annual evaluation of goodwill and other nonamortizing intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value. Changes in forecasted operations can materially affect these estimates. Once an impairment of goodwill or other intangible assets has been recorded, it cannot be reversed.

Total Rewards Point Liability Program

        Our customer rewards program, Total Rewards, offers incentives to customers who gamble at our casinos throughout the United States. Prior to 2003, customers received cash-back and other offers made in the form of coupons that were mailed to the customer and were redeemable on a subsequent visit to one of our properties. The coupons generally expired 30 days after they were issued. Given the requirement of a return visit to redeem the offer and the short-term expiration date, with no ability to renew or extend the offer, we recognized the expense of these offers when the coupons were redeemed.

        In fourth quarter 2002, a decision was made to change our Total Rewards program in 2003 to give our customers greater flexibility and control over the rewards they receive for playing at our casinos. Under the new program, customers are able to accumulate, or bank, reward credits over time that they may redeem at their discretion under the terms of the program. The reward credit balance will be forfeited if the customer does not earn a reward credit over the prior six-month period. As a result of the ability of the customer to bank the reward credits under the revised program, our accounting for the Total Rewards program changed and we accrue the expense of reward credits, after consideration of estimated breakage, as they are earned. To implement this change in the program, an initial bank of reward credits was offered to our existing customers. The amount of credits offered for this initial bank was calculated based upon 2002 tracked play at our casinos. As a result of the decision to extend this initial offer, an accrual of $6.9 million was recorded in 2002 to recognize our estimate of the expense of this implementation offer. Under the current program, the value of the cost to provide reward credits is expensed as the reward credits are earned. To arrive at the estimated cost associated with reward credits, estimates and assumptions are made regarding incremental marginal costs of the benefits, breakage rates and the mix of goods and services for which reward credits will be redeemed. We use historical data to assist in the determination of estimated accruals. At December 31, 2003, $25.7 million was accrued for the cost of anticipated Total Rewards credit redemptions.

Bad Debt Reserves

        We reserve an estimated amount for receivables that may not be collected. Methodologies for estimating bad debt reserves range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves. At December 31, 2003, we had $51.5 million in our bad debt reserve. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our reserves for bad debts.

Self-Insurance Accruals

        We are self-insured up to certain limits for costs associated with general liability, workers' compensation and employee health coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. At December 31, 2003, we had total self-insurance accruals reflected on our Consolidated Balance Sheet of $89.3 million. In estimating these costs, we consider historical loss experience and make judgments about the expected levels of costs per claim. We also rely on independent consultants to assist in the determination of estimated accruals. These claims are accounted for based on actuarial estimates of the undiscounted claims, including those claims incurred but not reported. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities. We continually monitor the potential for changes in estimates, evaluate our insurance accruals and adjust our recorded provisions.

RECENTLY ISSUED AND PROPOSED ACCOUNTING STANDARDS

        The following are accounting standards adopted or issued in 2003 that are applicable to our Company.

        During second quarter 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. For our Company, SFAS No. 143 was effective in 2003, and had no effect on our financial statements.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which all but eliminates the presentation in income statements of debt extinguishments as extraordinary items. For our Company, SFAS No. 145 was effective for our fiscal years beginning after May 15, 2002. We implemented SFAS No. 145 on January 1, 2003, and have presented 2003 losses on early extinguishments of debt as a component of our Income from continuing operations. In accordance with SFAS No. 145, we have also reclassified prior periods.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which generally requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 was effective for exit or disposal activities initiated after December 31, 2002, and had no effect on our financial results.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") which requires future guarantee obligations to be recognized as liabilities at inception of the guarantee contract and increases disclosure requirements for guarantees. The initial recognition provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in the FIN 45 were implemented in 2002, with the initial recognition provisions adopted beginning January 1, 2003. (See Debt and Liquidity, Guarantees of Third-Party Debt and Other Obligations and Commitments.)

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123," to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. SFAS No. 148 also requires disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, and the annual disclosure provisions were implemented in our 2002 Annual Report. We implemented the interim disclosure provisions in first quarter 2003.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as "special-purpose entities." Companies were required to apply the provisions of FIN 46 prospectively for all variable interest entities created after January 31, 2003. In December 2003, the FASB issued a revision to FIN 46 to clarify some of the provisions of the original interpretation and to exempt certain entities from its requirements. The additional guidance explains how to identify variable interest entities and how an enterprise should assess its interest in an entity to decide whether to consolidate that entity. Application of revised FIN 46 is required for public companies with interests in "special-purpose entities" for periods ending after December 15, 2003. Application for public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. We do not expect FIN 46 to have a significant impact on our results of operations or financial position.

PRIVATE SECURITIES LITIGATION REFORM ACT

        This Annual Report includes "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements contain words such as "may," "will," "project," "might," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," "continue" or "pursue," or the negative or other variations thereof or comparable terminology. In particular, they include statements relating to, among other things, future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. We have based these forward-looking statements on our current expectations and projections about future events.

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

  •
  our ability to timely and cost-effectively integrate into our operations the companies that we acquire, including with respect to our previously announced acquisition of Horseshoe Gaming;

  •
  access to available and feasible financing, including financing for our acquisition of Horseshoe Gaming on a timely basis;

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

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk.

        We are exposed to market risk, primarily changes in interest rates. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed rate and variable rate obligations. Of our approximate $3.7 billion total debt at December 31, 2003, $1.2 billion, including the fixed-rate debt for which we have entered into interest rate swap agreements, is subject to variable interest rates. The average interest rate on our variable-rate debt, excluding the impact of our swap agreements, was 2.3% at December 31, 2003. Assuming a constant outstanding balance for our variable rate debt for the next twelve months, a hypothetical 1% change in interest rates would change interest expense for the next twelve months by approximately $11.1 million. We utilize interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. We do not purchase or hold any derivative financial instruments for trading purposes.

        The table below provides information as of December 31, 2003, about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract and weighted average variable rates are based on implied forward rates in the yield curve as of December 31, 2003.

(In millions)	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Liabilities
Long-term debt
Fixed rate	$1.6	$592.1	$1.7	$500.5	$1.8	$1,578.0	$2,675.7	$3,000.0	(1)
Average interest rate	7.5%	7.9%	7.3%	7.1%	7.1%	7.0%	7.2%
Variable rate	$–	$22.5	$52.5	$105.0	$817.8	$–	$997.8	997.8	(1)
Average interest rate	–%	2.3%	2.3%	2.3%	2.3%	–%	2.3%
Interest Rate Derivatives
Interest rate swaps
Fixed to variable	$–	$200.0	$–	$–	$–	$–	$200.0	$0.2
Average pay rate	7.2%	8.5%	–%	–%	–%	–%	7.8%
Average receive rate	7.9%	7.9%	–%	–%	–%	–%	7.9%

(1)
The fair values are based on the borrowing rates currently available for debt instruments with similar terms and maturities and market quotes of the Company's publicly traded debt.

        Our long-term variable rate debt reflects borrowings under revolving credit and letter of credit facilities provided to us by a consortium of banks with a total capacity of $1.9625 billion. The interest rates charged on borrowings under these facilities are a function of the London Inter-Bank Offered Rate, or LIBOR and prime rate. As such, the interest rates charged to us for borrowings under the facilities are subject to change as LIBOR changes.

        Foreign currency translation gains and losses were not material to our results of operations for the year ended December 31, 2003. We sold our management contract for a casino in a foreign country in January 2000. Although we are pursuing development opportunities in the United Kingdom, we currently have no material ownership interests in businesses in foreign countries. Accordingly, we are not currently subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future operating results or cash flows.

ITEM 8. Financial Statements and Supplementary Data.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Harrah's Entertainment, Inc.
Las Vegas, Nevada

        We have audited the accompanying consolidated balance sheets of Harrah's Entertainment, Inc. and subsidiaries ("Harrah's Entertainment") as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of Harrah's Entertainment's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Harrah's Entertainment as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 3 to the Consolidated Financial Statements, Harrah's Entertainment changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," in 2002 and recorded a cumulative effect of a change in accounting principle in the first quarter of 2002.

Deloitte & Touche LLP

Las Vegas, Nevada
March 3, 2004

HARRAH'S ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2003	2002
Assets
Current assets
Cash and cash equivalents	$409,942	$396,365
Receivables, less allowance for doubtful accounts of $51,466 and $55,860	90,991	91,244
Deferred income taxes (Note 9)	68,323	61,659
Income tax receivable	36,166	43,088
Prepayments and other	55,929	48,764
Inventories	23,286	21,973

Total current assets	684,637	663,093

Land, buildings, riverboats and equipment
Land and land improvements	741,536	735,113
Buildings, riverboats and improvements	3,459,440	3,313,515
Furniture, fixtures and equipment	1,466,643	1,309,909
Construction in progress	129,566	79,855

	5,797,185	5,438,392
Less: accumulated depreciation	(1,701,290)	(1,455,767)

	4,095,895	3,982,625
Assets held for sale (Note 15)	210,311	281,636
Goodwill (Notes 2 and 3)	907,506	912,833
Intangible assets (Note 3)	315,019	271,227
Investments in and advances to nonconsolidated affiliates (Note 14)	8,001	4,894
Escrow deposit for pending acquisition (Note 2)	75,000	–
Deferred costs and other (Note 5)	282,475	233,741

	$6,578,844	$6,350,049

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$117,941	$110,199
Accrued expenses (Note 5)	463,389	440,307
Short-term debt	–	60,250
Current portion of long-term debt (Note 6)	1,632	1,466

Total current liabilities	582,962	612,222
Liabilities held for sale (Note 15)	10,873	18,132
Long-term debt (Note 6)	3,671,889	3,763,066
Deferred credits and other	194,017	181,919
Deferred income taxes (Note 9)	330,674	263,661

	4,790,415	4,839,000

Minority interests	49,989	40,041

Commitments and contingencies (Notes 2, 7 and 11 through 15)
Stockholders' equity (Notes 4, 13 and 14)
Common stock, $0.10 par value, authorized—360,000,000 shares, outstanding—110,889,294 and 109,708,831 shares (net of 35,078,478 and 34,416,975 shares held in treasury)	11,089	10,971
Capital surplus	1,277,903	1,224,808
Retained earnings	466,662	260,297
Accumulated other comprehensive income/(loss)	151	(415)
Deferred compensation related to restricted stock	(17,365)	(24,653)

	1,738,440	1,471,008

	$6,578,844	$6,350,049

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated balance sheets.

HARRAH'S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Revenues
Casino	$3,853,150	$3,650,130	$3,175,476
Food and beverage	631,035	608,039	526,690
Rooms	351,952	329,947	299,003
Management fees	72,149	66,888	64,842
Other	196,486	154,060	139,681
Less: casino promotional allowances	(782,050)	(710,537)	(557,204)

Total revenues	4,322,722	4,098,527	3,648,488

Operating expenses
Direct
Casino	1,974,043	1,786,366	1,495,513
Food and beverage	261,750	246,668	232,391
Rooms	65,998	67,915	77,169
Property general, administrative and other	899,885	853,037	870,863
Depreciation and amortization	317,199	302,794	281,068
Write-downs, reserves and recoveries (Note 8)	11,079	5,031	22,498
Project opening costs	7,869	1,816	13,105
Corporate expense	52,602	56,626	52,746
Losses on interests in nonconsolidated affiliates (Note 14)	1,201	1,964	4,892
Amortization of intangible assets (Note 3)	4,798	4,493	24,965

Total operating expenses	3,596,424	3,326,710	3,075,210

Income from operations	726,298	771,817	573,278
Interest expense, net of interest capitalized (Note 10)	(234,419)	(240,220)	(255,801)
Losses on early extinguishments of debt (Note 6)	(19,074)	–	(36)
Other income, including interest income	2,913	2,137	28,219

Income from continuing operations before income taxes and minority interests	475,718	533,734	345,660
Provision for income taxes (Note 9)	(172,201)	(196,534)	(125,797)
Minority interests	(11,563)	(13,965)	(12,616)

Income from continuing operations	291,954	323,235	207,247
Discontinued operations, net of income tax expense of $360, $1,595 and $927	669	2,963	1,720

Income before cumulative effect of change in accounting principle	292,623	326,198	208,967
Cumulative effect of change in accounting principle, net of income tax benefit of $2,831 (Note 3)	–	(91,169)	–

Net income	$292,623	$235,029	$208,967

Earnings per share—basic
Income from continuing operations	$2.68	$2.91	$1.83
Discontinued operations, net	0.01	0.02	0.01
Cumulative effect of change in accounting principle, net	–	(0.82)	–

Net income	$2.69	$2.11	$1.84

Earnings per share—diluted
Income from continuing operations	$2.64	$2.85	$1.79
Discontinued operations, net	0.01	0.02	0.02
Cumulative effect of change in accounting principle, net	–	(0.80)	–

Net income	$2.65	$2.07	$1.81

Dividends declared per share	$0.60	$–	$–

Weighted average common shares outstanding	108,972	111,212	113,540
Additional shares based on average market price for period applicable to:
Restricted stock	454	631	697
Stock options	977	1,691	1,471

Weighted average common and common equivalent shares outstanding	110,403	113,534	115,708

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated statements.

HARRAH'S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(In thousands)
(Notes 4, 13 and 14)

	Common Stock					Deferred Compensation Related to Restricted Stock
					Accumulated Other Comprehensive Income/(Loss)
	Shares Outstanding	Amount	Capital Surplus	Retained Earnings			Total	Comprehensive Income
Balance—December 31, 2000	115,952	$11,595	$1,075,313	$224,251	$(1,036)	$(40,405)	$1,269,718
Net income				208,967			208,967	$208,967
Unrealized gain on available-for-sale securities, less deferred tax provision of $772					1,289		1,289	1,289
Realization of gain on available-for-sale securities, net of tax provision of $123					(226)		(226)	(226)
Other					(1,476)		(1,476)	(1,476)
Treasury stock purchases	(6,618)	(662)		(185,120)			(185,782)
Net shares issued under incentive compensation plans, including income tax benefit of $18,013	2,988	299	67,812			13,512	81,623

2001 Comprehensive Income								$208,554

Balance—December 31, 2001	112,322	11,232	1,143,125	248,098	(1,449)	(26,893)	1,374,113
Net income				235,029			235,029	$235,029
Unrealized loss on available-for-sale securities, less deferred tax benefit of $239					(442)		(442)	(442)
Other					1,476		1,476	1,476
Treasury stock purchases	(5,275)	(527)		(222,830)			(223,357)
Net shares issued under incentive compensation plans, including income tax benefit of $23,970	2,662	266	81,683			2,240	84,189

2002 Comprehensive Income								$236,063

Balance—December 31, 2002	109,709	10,971	1,224,808	260,297	(415)	(24,653)	1,471,008
Net income				292,623			292,623	$292,623
Unrealized gain on available-for-sale securities, less deferred tax provision of $215					397		397	397
Realization of loss on available-for-sale securities, net of tax benefit of $10					18		18	18
Foreign currency adjustment					151		151	151
Treasury stock purchases	(500)	(50)		(17,887)			(17,937)
Quarterly cash dividends (Note 4)				(66,219)			(66,219)
Net shares issued under incentive compensation plans, including income tax benefit of $15,537	1,680	168	53,095	(2,152)		7,288	58,399

2003 Comprehensive Income								$293,189

Balance—December 31, 2003	110,889	$11,089	$1,277,903	$466,662	$151	$(17,365)	$1,738,440

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated statements.

HARRAH'S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Note 10)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities
Net income	$292,623	$235,029	$208,967
Adjustments to reconcile net income to cash flows from operating activities
Earnings from discontinued operations, before income taxes	(1,029)	(4,558)	(2,647)
Cumulative effect of change in accounting principle, before income taxes	–	94,000	–
Losses on early extinguishments of debt	19,074	–	36
Depreciation and amortization	342,557	328,479	327,644
Write-downs, reserves and recoveries	11,079	5,031	22,498
Deferred income taxes	104,287	89,886	102,476
Other noncash items	18,704	25,558	45,658
Minority interests' share of net income	11,563	13,965	12,616
Losses on interests in nonconsolidated affiliates	1,201	1,964	4,892
Net losses/(gains) from asset sales	94	1,797	(18,457)
Net change in long-term accounts	(16,636)	(3,903)	(14,222)
Net change in working capital accounts	(46,284)	(54,840)	97,191

Cash flows provided by operating activities	737,233	732,408	786,652

Cash flows from investing activities
Land, buildings, riverboats and equipment additions	(405,279)	(363,027)	(506,085)
Escrow payment for pending acquisition (Note 2)	(75,000)	–	–
Purchase of minority interest in subsidiary (Note 2)	(29,149)	–	(8,512)
Payments for businesses acquired, net of cash acquired	–	(162,431)	(251,873)
Investments in and advances to nonconsolidated affiliates	(4,334)	(64)	(5,735)
Proceeds from other asset sales	4,438	34,712	28,877
Increase/(decrease) in construction payables	1,764	(6,396)	5,780
Sale of marketable equity securities for defeasance of debt	–	–	2,182
Proceeds from sales of interests in nonconsolidated affiliates	897	–	1,883
Other	(14,948)	(7,162)	(15,061)

Cash flows used in investing activities	(521,611)	(504,368)	(748,544)

Cash flows from financing activities
Proceeds from issuance of senior notes, net of discount and issue costs of $6,919 in 2003 and $15,328 in 2001	493,081	–	984,672
Borrowings under lending agreements, net of financing costs of $15,342, $655 and $529	3,368,947	2,772,671	2,732,416
Repayments under lending agreements	(2,526,189)	(2,728,126)	(2,967,814)
Borrowings under retired bank facility	161,125	–	–
Repayments under retired bank facility	(1,446,625)	–	–
Other short-term repayments	(60,250)	–	(184,000)
Early extinguishments of debt	(159,476)	(28,210)	(344,811)
Premiums paid on early extinguishments of debt	(16,125)	–	(7,970)
Scheduled debt retirements	(1,583)	(1,659)	(2,707)
Dividends paid	(66,219)	–	–
Proceeds from exercises of stock options	34,085	48,695	55,303
Purchases of treasury stock	(17,937)	(223,357)	(185,782)
Minority interests' distributions, net of contributions	(10,639)	(12,153)	(8)
Other	(178)	(1,135)	126

Cash flows (used in)/provided by financing activities	(247,983)	(173,274)	79,425

Cash flows from assets held for sale
Proceeds from sale of assets held for sale	48,640	–	–
Net transfers from assets held for sale	(2,702)	4,670	(62,045)

Cash flows provided by/(used in) assets held for sale	45,938	4,670	(62,045)

Net increase in cash and cash equivalents	13,577	59,436	55,488
Cash and cash equivalents, beginning of year	396,365	336,929	281,441

Cash and cash equivalents, end of year	$409,942	$396,365	$336,929

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated statements.

HARRAH'S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise stated)

In these footnotes, the words "Company," "Harrah's Entertainment," "we," "our" and "us" refer to Harrah's Entertainment, Inc., a Delaware corporation, and its wholly-owned subsidiaries, unless otherwise stated or the context requires otherwise.

Note 1—Summary of Significant Accounting Policies

        BASIS OF PRESENTATION AND ORGANIZATION.    We operate 25 casinos in 12 states. As of December 31, 2003, our operations included eleven land-based casinos, ten riverboat or dockside casinos, and four casinos on Indian reservations. We view each property as an operating segment and aggregate all operating segments into one reporting segment.

        PRINCIPLES OF CONSOLIDATION.    Our Consolidated Financial Statements include the accounts of Harrah's Entertainment and its subsidiaries after elimination of all significant intercompany accounts and transactions. We follow the equity method of accounting for our investments in 20% to 50% owned companies and joint ventures (see Note 14).

        CASH AND CASH EQUIVALENTS.    Cash includes the minimum cash balances required to be maintained by a state gaming commission or local and state governments, which totaled approximately $24.2 million and $25.4 million at December 31, 2003 and 2002, respectively. Cash equivalents are highly liquid investments with an original maturity of less than three months and are stated at the lower of cost or market value.

        ALLOWANCE FOR DOUBTFUL ACCOUNTS.    We reserve an estimated amount for receivables that may not be collected. Methodologies for estimating the allowance for doubtful accounts range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves.

        INVENTORIES.    Inventories, which consist primarily of food, beverage, retail merchandise and operating supplies, are stated at average cost.

        LAND, BUILDINGS, RIVERBOATS AND EQUIPMENT.    Land, buildings, riverboats and equipment are stated at cost. Land includes land held for future development or disposition, which totaled $119.5 million and $127.8 million at December 31, 2003 and 2002, respectively. We capitalize the costs of improvements and repairs that extend the life of the asset. We expense maintenance and repairs cost as incurred. Gains or losses on the dispositions of land, buildings, riverboats or equipment are included in the determination of income. Interest expense is capitalized on internally constructed assets at our overall weighted average borrowing rate of interest. Capitalized interest amounted to $2.3 million, $3.5 million and $9.3 million in 2003, 2002 and 2001, respectively.

        We depreciate our buildings, riverboats and equipment using the straight-line method over the shorter of the estimated useful life of the asset or the related lease term, as follows:

Buildings and improvements	10 to 40 years
Riverboats and barges	30 years
Furniture, fixtures and equipment	2 to 15 years

        We review the carrying value of land, buildings, riverboats and equipment for impairment whenever events and circumstances indicate that the recoverable carrying value of an asset may not be from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the asset. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the operating unit level, which for most of our assets is the individual casino.

        GOODWILL AND OTHER INTANGIBLE ASSETS.    We have approximately $1.2 billion in goodwill and other intangible assets on our balance sheet resulting from our acquisitions of other businesses. Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," adopted on January 1, 2002, requires an annual review of goodwill and other nonamortizing intangible assets for impairment. We completed our initial assessment for impairment of goodwill and other nonamortizing intangibles and recorded an impairment charge in first quarter 2002 (see Note 3). We also completed our annual assessments for impairment in fourth quarters 2002 and 2003 and determined that, except for the goodwill associated with Harrah's Reno, goodwill and intangible assets with indefinite lives have not been further impaired. A charge of $6.3 million was recorded in fourth quarter 2003 for the impairment of Reno's remaining goodwill. Once an impairment of goodwill or other nonamortizing intangible assets has been recorded, it cannot be reversed.

        With the adoption of SFAS No. 142, we no longer amortize goodwill or other intangible assets that are determined to have an indefinite life. Under the provisions of SFAS No. 142, goodwill acquired in a business combination for which the acquisition date was after June 30, 2001, should not be amortized; therefore, no goodwill related to the acquisition of Harveys Casino Resorts ("Harveys") was amortized in 2001. Prior to 2002, we amortized goodwill and other intangibles, including trademarks, on a straight-line basis over periods up to forty years. Intangible assets determined to have a finite life are amortized on a straight-line basis over the determined useful life of the asset (see Note 3). We use the interest method to amortize deferred financing charges over the term of the related debt agreement.

        TOTAL REWARDS POINT LIABILITY PROGRAM.    Our customer rewards program, Total Rewards, offers incentives to customers who gamble at our casinos throughout the United States. Prior to 2003, customers received cash-back and other offers made in the form of coupons that were mailed to the customer and were redeemable on a subsequent visit to one of our properties. The coupons generally expired thirty days after they were issued. Given the requirement of a return visit to redeem the offer and the short-term expiration date, with no ability to renew or extend the offer, we recognized the expense of these offers when the coupons were redeemed.

        In fourth quarter 2002, a decision was made to change our Total Rewards program in 2003 to give our customers greater flexibility and control over the rewards they receive for playing at our casinos. Under the new program, customers are able to accumulate, or bank, reward credits over time that they may redeem at their discretion under the terms of the program. The reward credit balance will be forfeited if the customer does not earn a reward credit over the prior six-month period. As a result of the ability of the customer to bank the reward credits under the revised program, our accounting for the Total Rewards program changed, and we accrue the expense of reward credits, after consideration of estimated breakage, as they are earned. To implement this change in the program, an initial bank of reward credits was offered to our existing customers. The amount of credits offered for this initial bank was calculated based upon 2002 tracked play at our casinos. As a result of the decision to extend this initial offer, an accrual of $6.9 million was recorded in 2002 to recognize our estimate of the expense of this implementation offer. Under the current program, the value of the cost to provide reward credits is expensed as the reward credits are earned. To arrive at the estimated cost associated with reward credits, estimates and assumptions are made regarding incremental marginal costs of the benefits, breakage rates and the mix of goods and services for which reward credits will be redeemed. We use historical data to assist in the determination of estimated accruals. At December 31, 2003, $25.7 million was accrued for the cost of anticipated Total Rewards credit redemptions.

        SELF-INSURANCE ACCRUALS.    We are self-insured up to certain limits for costs associated with general liability, workers' compensation and employee health coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. At December 31, 2003 and 2002, we had total self-insurance accruals reflected on our balance sheets of $89.3 million and $73.8 million, respectively. In estimating those costs, we consider historical loss experience and make judgments about the expected levels of costs per claim. We also rely on independent consultants to assist in the determination of estimated accruals. These claims are accounted for based on actuarial estimates of the undiscounted claims, including those claims incurred but not reported. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities. We continually monitor the potential for changes in estimates, evaluate our insurance accruals and adjust our recorded provisions.

        TREASURY STOCK.    The shares of Harrah's Entertainment common stock we hold in treasury are reflected in our Consolidated Balance Sheets and our Consolidated Statements of Stockholders' Equity and Comprehensive Income as if those shares were retired.

        REVENUE RECOGNITION.    Casino revenues consist of net gaming wins. Food and beverage and rooms revenues include the aggregate amounts generated by those departments at all consolidated casinos and casino hotels.

        Casino promotional allowances consist principally of the retail value of complimentary food and beverages, accommodations, admissions and entertainment provided to casino patrons. The estimated costs of providing such complimentary services, which we classify as casino expenses through interdepartmental allocations, were as follows:

	2003	2002	2001
Food and beverage	$224,437	$219,067	$188,836
Rooms	81,548	75,584	64,192
Other	28,499	23,119	24,021

	$334,484	$317,770	$277,049

        EARNINGS PER SHARE.    In accordance with the provisions of SFAS No. 128, "Earnings Per Share," we compute our basic earnings per share by dividing Net income by the number of Weighted average common shares outstanding during the year. Our Diluted earnings per share is computed by dividing Net income by the number of Weighted average common and common equivalent shares outstanding during the year. For each of the three years ended December 31, 2003, common stock equivalents consisted solely of net restricted shares of 453,592, 631,532 and 697,130, respectively, and stock options outstanding of 977,263, 1,691,000 and 1,471,400, respectively, under our employee stock benefit plans. (See Note 13.)

        STOCK-BASED EMPLOYEE COMPENSATION.    As allowed under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," we apply the provisions of Accounting Principles

Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations to account for our stock option plans and, accordingly, do not recognize compensation expense. Furthermore, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense for the stock option plans been determined in accordance with SFAS No. 123, total stock-based employee compensation expense, net of tax effects, would have been $23.5 million, $20.2 million, and $8.0 million for the years ended 2003, 2002, and 2001, respectively, and our pro forma Net income and Earnings per share for the indicated periods would have been:

	2003		2002		2001
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$292,623	$269,086	$235,029	$214,828	$208,967	$200,978
Earnings per share
Basic	2.69	2.47	2.11	1.93	1.84	1.77
Diluted	2.65	2.44	2.07	1.89	1.81	1.74

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002	2001
Expected dividend yield	2.8%	0.0%	0.0%
Expected stock price volatility	37.0%	32.0%	42.0%
Risk-free interest rate	2.5%	3.7%	4.3%
Expected average life of options (years)	6	6	6

        ADVERTISING.    The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense was $126.9 million, $115.1 million and $102.3 million for the years 2003, 2002 and 2001, respectively.

        RECLASSIFICATIONS.    We have reclassified certain amounts for prior years to conform with our presentation for 2003.

        USE OF ESTIMATES.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. Our actual results could differ from those estimates.

Note 2—Acquisitions

        In the three-year period ended December 31, 2003, we acquired one casino company, a thoroughbred racetrack facility and the remaining interest in a nonconsolidated subsidiary. We are accounting for each of the acquisitions as a purchase. Accordingly, the purchase price is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determine the estimated fair values based on independent appraisals, discounted cash flows, quoted market prices and estimates made by management. For each transaction, the allocation of the purchase price was completed within one year from the date of the acquisition. To the extent that the purchase price exceeded the fair value of the net identifiable tangible and intangible assets acquired, such excess was allocated to goodwill. For acquisitions completed prior to June 30, 2001, goodwill was amortized for periods of up to forty years. With the adoption of SFAS No. 142 in 2002, we no longer amortize goodwill or intangible assets that are determined to have an indefinite life.

        Under the provisions of SFAS No. 142, goodwill acquired in a business combination for which the acquisition date was after June 30, 2001, should not be amortized; therefore, no goodwill related to the Harveys acquisition was amortized in 2001. We accounted for the Harveys acquisition under the provisions of SFAS No. 141, "Business Combinations."

        The table below summarizes our acquisition transactions completed in the three-year period ending December 31, 2003.

Company	Date Acquired	Total Purchase Price(a)	Goodwill Assigned	Number of Casinos		Geographic Location
Harveys Casino Resorts	July 2001	$712 million	$265 million	4		Central City, Colorado(b) Council Bluffs, Iowa (2 properties) Lake Tahoe, Nevada
JCC Holding Company(c)	June 2002 and December 2002	$149 million	–	1		New Orleans, Louisiana
Louisiana Downs, Inc.	December 2002	$94 million	$36 million	1	(d)	Bossier City, Louisiana

(a)
Total purchase price includes the market value of debt assumed determined as of the acquisition date and assets that were subsequently sold.

(b)
This property was sold in 2003.

(c)
Acquired additional 14% interest in June 2002 and the remaining 37% interest in December 2002.

(d)
Acquired a thoroughbred racetrack that was expanded to include slot machines in 2003.

        HARVEYS CASINO RESORTS.    On July 31, 2001, we completed our acquisition of Harveys Casino Resorts ("Harveys"). We paid approximately $294 million for the equity interests in Harveys, assumed approximately $350 million in outstanding debt and paid approximately $18 million in acquisition costs. We also assumed a $50 million contingent liability, which was dependent on the results of a referendum that was decided by the voters in Pottawattamie County, Iowa, in November 2002. The referendum, which re-approved gaming at racetracks and on riverboats for another eight years, passed and we paid an additional $50 million in acquisition costs in fourth quarter 2002. We financed the acquisition, and retired Harveys assumed debt, with borrowings under our established debt programs. The purchase included the Harveys Resort & Casino in Lake Tahoe, Nevada, the Harveys Casino Hotel and the Bluffs Run Casino, both in Council Bluffs, Iowa, and the Harveys Wagon Wheel Hotel/Casino in Central City, Colorado ("Harveys Colorado").

        In June 2002, the Iowa Supreme Court issued an opinion that has the effect of reducing the gaming tax rate on gaming revenues earned by casinos at racetracks operating in the state, including our Bluffs Run Casino. Casinos at racetracks are taxed at a higher rate (34% in 2003) than the casinos on riverboats operating in Iowa (20%). The Court ruled this disparity was unconstitutional. The State appealed the Iowa Supreme Court's decision to the United States Supreme Court and in June 2003, the United States Supreme Court overturned the ruling by the Iowa Supreme Court on U.S. constitutional grounds; however, in February 2004, the Iowa Supreme Court ruled that the state law that permits the disparity violates the Iowa Constitution. We followed the instructions of the Iowa

Racing and Gaming Commission to pay taxes at the 20% rate for Bluffs Run. However, given the uncertainty of this situation, we continued to accrue gaming taxes at the higher rate and have accrued approximately $24.9 million in state gaming taxes that we may not have to pay. An additional payment based on a multiple of the calculated annual savings may be due to Iowa West Racing Association ("Iowa West"), the entity holding the pari-mutuel and gaming license for the Bluffs Run Casino and with whom we have a management agreement to operate that property. Any additional payment that may be due to Iowa West would increase goodwill attributed to the Bluffs Run property.

        In second quarter 2003, we sold Harveys Colorado. Harveys Colorado has been presented in our Consolidated Financial Statements as Discontinued operations since 2002, and our 2001 results were reclassified to reflect that property as Discontinued operations. See Note 15 for a discussion of our sale of Harveys Colorado.

        We acquired Harveys to further enhance our geographic distribution and to strengthen our access to target customers. The results of Harveys' operations have been included in our Consolidated Financial Statements since the date of acquisition.

        JAZZ CASINO COMPANY.    On June 7, 2002, we acquired additional shares of the common stock of JCC Holding Company, which, together with its subsidiary, Jazz Casino Company LLC (collectively, "JCC"), owns and operates the Harrah's casino in New Orleans, Louisiana. The acquisition of these shares increased our ownership in JCC from 49% to 63% and required a change of our accounting treatment for our investment in JCC from the equity method to consolidation of JCC in our financial statements. We began consolidating JCC in our financial results on June 7, 2002. On December 10, 2002, we acquired all remaining shares of JCC's stock to increase our ownership to 100%.

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

        We acquired the remaining ownership interest in JCC in order to streamline the decision-making process, which has allowed us to take steps to improve business at the property more quickly.

        LOUISIANA DOWNS.    On December 20, 2002, we acquired a controlling interest in Louisiana Downs, Inc. ("Louisiana Downs") a thoroughbred racetrack in Bossier City, Louisiana. The agreement gave Harrah's a 95% ownership interest in a company that now owns both Louisiana Downs and Harrah's Shreveport. In May 2003, approximately 900 slot machines were put into service and Louisiana Downs became the only land-based gaming facility in northern Louisiana. We expect to open a new, permanent facility with approximately 1,400 slot machines during second quarter 2004.

        We paid approximately $94.0 million, including $29.3 million in short-term notes that were paid in full in January 2003 and $15.0 million in equity interest in Harrah's Shreveport, for the interest in Louisiana Downs and approximately $0.5 million of acquisition costs. We financed the acquisition with funds from various sources, including cash flows from operations and borrowings under established debt programs. The results of Louisiana Downs' operations were included in our Consolidated Financial Statements since the date of acquisition.

        HARRAH'S EAST CHICAGO—BUYOUT OF MINORITY PARTNERS.    In second quarter 2003, we paid approximately $28.8 million to former partners in the Harrah's East Chicago property to settle outstanding litigation with the partners relating to a buyout in 1999 of the partners' interest in the property and to terminate the contractual rights of the partners to repurchase an 8.55% interest in the property. The two remaining minority partners in our East Chicago property owned, in aggregate, 0.45% of this property. In December 2003 and January 2004, we acquired these ownership interests for aggregate consideration of approximately $0.8 million. As a result of these transactions, the East Chicago property is now wholly owned.

        In addition to these completed transactions, we have announced the following planned acquisitions.

        HORSESHOE.    On September 11, 2003, we announced that we had signed a definitive agreement to acquire Horseshoe Gaming Holding Corporation ("Horseshoe Gaming") for $1.45 billion, including assumption of debt. A $75 million escrow payment was made in 2003, and under certain circumstances, this amount will be forfeited if the acquisition does not close. We expect to finance the acquisition through working capital, existing credit facilities and/or, depending on market conditions, the issuance of new debt. The purchase includes casinos in Hammond, Indiana; Tunica, Mississippi; and Bossier City, Louisiana. We also announced our intention to sell our Harrah's brand casino in Shreveport to avoid overexposure in that market, and in January 2004, we announced that we have an agreement, subject to regulatory approvals, to sell that property to another gaming company. After consideration of the sale of Harrah's Shreveport, the Horseshoe acquisition will add a net 107,100 square feet of casino space, more than 4,360 slot machines and 138 table games to our existing portfolio. This acquisition will give Harrah's rights to the Horseshoe brand in all of the United States, except in Nevada. The acquisition, which is subject to regulatory approvals, is expected to close in first half of 2004.

        BINION'S HORSESHOE HOTEL AND CASINO.    Pursuant to two separate transactions that we announced in January and February 2004, we will acquire certain intellectual property assets from Horseshoe Club Operating Company, to secure the rights to the Horseshoe brand in Nevada and to the World Series of Poker brand and tournament, while MTR Gaming Group, Inc. will acquire the remaining assets of the Binion's Horseshoe Hotel and Casino in Las Vegas, Nevada, including the right to use the name "Binion's" at the property, from Horseshoe Club Operating Company. We will operate the hotel and casino jointly with MTR Gaming on an interim basis. We expect to complete each of these transactions during the first quarter of 2004.

        HARRAH'S SHREVEPORT AND LOUISIANA DOWNS.    Subsequent to the end of 2003, we reached an agreement with the minority owners of the company that owns Louisiana Downs and Harrah's Shreveport to purchase their ownership interest in that company. The agreement is subject to customary approvals and is expected to be consummated by the end of first quarter 2004. Any excess of the cost to purchase the minority ownership above the capital balances will be assigned to goodwill.

Note 3—Goodwill and Other Intangible Assets

        We adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. SFAS No. 142 provides new guidance regarding the recognition and measurement of intangible assets, eliminates the amortization of certain intangibles and requires annual assessments for impairment of intangible assets that are not subject to amortization.

        As a result of our implementation review of the goodwill and other intangible assets arising from our prior acquisitions, we determined that impairment charges of $91.2 million, net of tax benefits of $2.8 million, were required. These charges, which were recorded in first quarter 2002 and are reported in our Consolidated Statements of Income as a change in accounting principle, relate to goodwill and the trademark acquired in our 1999 acquisition of Rio Hotel and Casino, Inc. ("Rio"). Since the acquisition of Rio, competition had intensified in the market and Rio had greatly reduced its emphasis on international high-end table games play, a significant component of its business at the time of the acquisition. We determine the fair value of an operating unit as a function, or multiple, of earnings before interest, taxes, depreciation and amortization ("EBITDA"), a common measure used to value and buy or sell cash intensive businesses such as casinos. The calculated multiple for Rio indicated that the fair value of the property, based on an EBITDA indicator, fell short of the carrying value, and recognition of an impairment of $86.0 million of goodwill was appropriate. The fair value of the Rio trademark was assessed by applying a "relief from royalty" methodology, which ascribed a value to the trademark derived as the present value of a percentage of forecasted future revenues. Because the Rio had not sustained the level of revenues assumed in the original computation to assign a value to the trademark, future revenue assumptions were reassessed and it was determined that the fair value of the trademark was $5.2 million, net of tax benefits of $2.8 million, less than the carrying value. Rio's tangible assets were assessed for impairment applying the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and our analysis indicated that the carrying value of the tangible assets was not impaired.

        Based on our annual assessment for impairment as of September 30, 2002, we determined that goodwill and intangible assets with indefinite lives had not been further impaired. However, based on our annual assessment for impairment of as September 30, 2003, it was determined that the remaining goodwill associated with Harrah's Reno was impaired, and a fourth quarter 2003 charge of $6.3 million was recorded. Recent operating trends reflected the weak market conditions in the Reno area and increased levels of competition from Indian casinos in the Northern California area. We determined the fair value of Reno as a multiple of EBITDA, and the calculated EBITDA for Reno indicated that the fair value of that operating unit was less than the carrying value. Reno has no remaining intangible assets that will be subject to the annual impairment assessment. Reno's tangible assets were assessed for impairment applying the provisions of SFAS No. 144, and our analysis indicated that the carrying value of the tangible assets was not impaired.

        The following tables set forth changes in goodwill for the years ended December 31, 2002 and December 31, 2003.

Balance at December 31, 2001(a)	$935,196
Additions or adjustments	63,682
Impairment losses	(86,045)

Balance at December 31, 2002(a)	912,833
Additions or adjustments	987
Impairment losses	(6,314)

Balance at December 31, 2003	$907,506

(a)
Reflect reclassification of Assets held for sale

        The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets.

	December 31, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Contract rights	$63,590	$6,572	$57,018	$63,000	$3,853	$59,147
Customer relationships	13,100	5,023	8,077	13,100	2,944	10,156

	$76,690	$11,595	65,095	$76,100	$6,797	69,303

Nonamortizing intangible assets:
Trademarks			146,624			139,624
Gaming rights			103,300			62,300

			249,924			201,924

Total			$315,019			$271,227

        The aggregate amortization expense for the years ended December 31, 2003 and 2002 for those assets that will continue to be amortized under provisions of SFAS No. 142 was $4.8 million and $4.5 million, respectively. Estimated annual amortization expense for those assets for the years ending December 31, 2004, 2005, 2006, 2007 and 2008 is $4.9 million, $4.8 million, $4.5 million, $3.8 million and $3.5 million, respectively.

        With the adoption of SFAS No. 142 at the beginning of 2002, we ceased amortization of goodwill and other intangible assets that were determined to have an indefinite useful life. The information below depicts our results for the year ended December 31, 2001, on a pro forma basis, as if SFAS No. 142 had been implemented at the beginning of that period.

(In thousands, except per share amounts)
Net income	$208,967
Add back: Goodwill amortization	19,581
Add back: Trademark amortization	3,080

Adjusted net income	$231,628

Basic earnings per share:
Net income	$1.84
Goodwill amortization	0.17
Trademark amortization	0.03

Adjusted net income	$2.04

Diluted earnings per share:
Net income	$1.81
Goodwill amortization	0.17
Trademark amortization	0.02

Adjusted net income	$2.00

Note 4—Stockholders' Equity

        In addition to its common stock, Harrah's Entertainment has the following classes of stock authorized but unissued:

        Preferred stock, $100 par value, 150,000 shares authorized

        Special stock, $1.125 par value, 5,000,000 shares authorized–

            Series A Special Stock, 2,000,000 shares designated

        Harrah's Entertainment's Board of Directors has authorized that one special stock purchase right (a "Right") be attached to each outstanding share of common stock. The Rights are not separable from the shares. These Rights are exercisable only if a person or group acquires 15% or more of Harrah's Entertainment common stock or announces a tender offer for 15% or more of the common stock. Each Right entitles stockholders to buy one two-hundredth of a share of Series A Special Stock of the Company at an initial price of $130 per Right. If a person acquires 15% or more of the Company's outstanding common stock, each Right entitles its holder to purchase common stock of the Company having a market value at that time of twice the Right's exercise price. Under certain conditions, each Right entitles its holder to purchase stock of an acquiring company at a discount. Rights held by the 15% holder will become void. The Rights will expire on October 5, 2006, unless earlier redeemed by the Board at one cent per Right.

        During the past three years, our Board of Directors has authorized plans whereby we have purchased shares of the Company's common stock in the open market from time to time as market conditions and other factors warranted. The table below summarizes the plans in effect during the last three years.

Plan Authorized	Number of Shares Authorized	Number of Shares Purchased as of December 31, 2003	Average Price Per Share
July 2001	6.0 million	6.0 million	$37.15
July 2002	2.0 million	1.4 million	39.24
November 2002	3.0 million	0.5 million	35.87

        The November 2002 authorization was to expire December 31, 2003, but it has been extended until December 31, 2004. The repurchases were funded through available operating cash flows and borrowings from our established debt programs.

        Under the terms of our employee stock benefit programs, we have reserved shares of Harrah's Entertainment common stock for issuance under the 2001 Executive Stock Incentive and 2001 Broad-based Incentive Plans. (See Note 13 for a description of the plans.) The 2001 Executive Stock Incentive Plan is an equity compensation plan approved by our stockholders and the 2001 Broad-based Incentive Plan is an equity compensation plan not approved by our stockholders. The shares held in reserve for issuance or grant under the Harrah's Entertainment, Inc. 1990 Stock Option Plan and Harrah's Entertainment, Inc. 1990 Restricted Stock Plan (collectively, "Harrah's Former Plans") were transferred to the 2001 Executive Stock Incentive Plan in 2001. As of December 31, 2003, 1,914,884 shares were authorized and unissued under the 2001 Executive Stock Incentive Plan and 23,772 shares were authorized and unissued under the 2001 Broad-based Incentive Plan. No additional shares will be authorized under the 2001 Broad-based Incentive Plan. Of the 1,914,884 shares available for grant under the 2001 Executive Stock Incentive Plan, up to 7,487 of these shares are available for grants as an award other than an option.

        In July and November 2003, the Company declared quarterly cash dividends of 30 cents per share, payable on August 27, 2003, to shareholders of record as of the close of business on August 13, 2003, and payable on November 26, 2003, to shareholders of record on November 12, 2003.

Note 5—Detail of Certain Balance Sheet Accounts

        Deferred costs and other consisted of the following as of December 31:

	2003	2002
Cash surrender value of life insurance (Note 13)	$79,642	$65,109
Casino Reinvestment Development Authority investment bonds and funds on deposit	38,935	35,384
Deferred finance charges, net of amortization of $6,185 and $5,573	27,180	17,557
Deferred contract costs	22,288	23,371
Other	114,430	92,320

	$282,475	$233,741

        Accrued expenses consisted of the following as of December 31:

	2003	2002
Payroll and other compensation	$106,421	$136,582
Insurance claims and reserves	89,349	73,783
Accrued interest payable	45,084	44,638
Accrued taxes	67,180	39,696
Other accruals	155,355	145,608

	$463,389	$440,307

Note 6—Debt

        Long-term debt consisted of the following as of December 31:

	2003	2002
Credit facilities
2.3%-3.0% at December 31, 2003, maturities to 2008	$947,800	$1,285,500
Secured Debt
7.1%, maturity 2028	93,622	94,900
5.5%-7.3%, maturities to 2033	607	785
Unsecured Senior Notes
5.375%, maturity 2013	496,504	–
7.125%, maturity 2007	498,780	498,425
7.5%, maturity 2009	498,926	498,713
8.0%, maturity 2011	496,079	495,525
Unsecured Senior Subordinated Notes
7.875%, maturity 2005	590,524	750,000
Other Unsecured Borrowings
Commercial Paper, maturities to 2004	50,000	139,700
Capitalized Lease Obligations
7.6%-10.0%, maturities to 2006	679	984

	3,673,521	3,764,532
Current portion of long-term debt	(1,632)	(1,466)

	$3,671,889	$3,763,066

        As of December 31, 2003, aggregate annual principal maturities for the four years subsequent to 2004 were: 2005, $614.6 million; 2006, $54.2 million; 2007, $605.5 million; and 2008, $819.6 million.

        CREDIT AGREEMENT.    On April 29, 2003, we entered into an agreement for new credit facilities (the "Credit Agreement") for up to $1.9625 billion in borrowings. This Credit Agreement replaced the $1.857 billion credit and letter of credit facilities that were scheduled to mature in April 2003 ($332 million) and April 2004 ($1.525 billion). The Credit Agreement matures on April 23, 2008, and consists of a five-year revolving credit facility for up to $1.0625 billion and a five-year term reducing facility for up to $900 million. The Credit Agreement contains a provision that would allow an increase in the borrowing capacity to $2 billion, if mutually acceptable to the Company and the lenders. Interest on the Credit Agreement is based on our debt ratings and leverage ratio and is subject to change. As of December 31, 2003, the Credit Agreement bore interest based upon 105 basis points over LIBOR and bore a facility fee for borrowed and unborrowed amounts of 25 basis points. At our option, we may borrow at the prime rate under the new Credit Agreement. As of December 31, 2003, $947.8 million in borrowings were outstanding under the Credit Agreement with an additional $66.5 million committed to back letters of credit. After consideration of these borrowings, but before consideration of amounts borrowed under the commercial paper program, $948.2 million of additional borrowing capacity was available to the Company as of December 31, 2003.

        INTEREST RATE SWAP AGREEMENTS.    The Company may use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. We account for these interest rate swaps in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and all amendments thereto. SFAS No. 133 requires that all derivative instruments be recognized in the financial statements at fair value. Any changes in fair value are recorded in the income statement or in other comprehensive income, depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction and the effectiveness of the hedge. The differences to be paid or received under the terms of interest rate swap agreements are accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of interest rate swap agreements will have a corresponding effect on future cash flows.

        Interest rate swap agreements contain a credit risk that the counterparties may be unable to meet the terms of the agreements. We minimize that risk by evaluating the creditworthiness of our counterparties, which are limited to major banks and financial institutions, and we do not anticipate nonperformance by the counterparties.

        As of December 31, 2003, we were a party to two interest rate swaps for a total notional amount of $200 million. These interest rate swaps serve to manage the mix of our debt between fixed and variable rate instruments by effectively converting fixed rates associated with long-term debt obligations to floating rates. The major terms of the interest rate swaps are as follows.

				Notional Amount (In millions)
Effective Date	Type of Hedge	Fixed Rate Received	Variable Rate Paid
				2003	2002	Maturity Date
Dec. 29, 2003	Fair value	7.875%	6.968%	$50	$–	Dec. 15, 2005
Dec. 29, 2003	Fair value	7.875%	6.972%	150	–	Dec. 15, 2005

        The Company's interest rate swaps qualify for the "shortcut" method allowed under SFAS No. 133, which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments. The net effect of the above swaps to 2003 interest expense was immaterial.

        Subsequent to the end of 2003, we entered into two additional swap agreements for a total notional amount of $300 million, $100 million of which will expire in 2005 and $200 million of which will expire in 2007. These interest rate swaps also qualify for the "shortcut" method and serve to manage the mix of our debt between fixed and variable rate instruments by effectively converting fixed rates associated with long-term debt obligations to floating rates.

        COMMERCIAL PAPER.    To provide the Company with cost-effective borrowing flexibility, we have a $200 million commercial paper program that is used to borrow funds for general corporate purposes. Although the debt instruments are short-term in tenor, they are classified as long-term debt because the commercial paper is backed by our Credit Agreement, and we have committed to keep available capacity under our Credit Agreement in an amount equal to or greater than amounts borrowed under this program. At December 31, 2003, $50 million was outstanding under this program.

        ISSUANCE OF NEW DEBT.    In addition to our Credit Agreement, we have issued debt and entered into credit agreements to provide the Company with cost-effective borrowing flexibility and to replace short-term, floating-rate debt with long-term, fixed-rate debt. The table below summarizes the face value of debt obligations entered into during the last three years and outstanding at December 31, 2003.

Debt	Issued	Matures	Face Value Outstanding at December 31, 2003
			(In millions)
Commercial Paper	2003	2004	$50.0
5.375% Senior Notes	December 2003	2013	500.0
8.0% Senior Notes	January 2001	2011	500.0
7.125% Senior Notes	June 2001	2007	500.0

        EXTINGUISHMENTS OF DEBT.    Funds from the new debt discussed above, as well as proceeds from our Credit Agreement, were used to retire certain of our outstanding debt, in particular those debt obligations assumed in our acquisition transactions, to reduce our effective interest rate and/or lengthen maturities. The following table summarizes the debt obligations, in addition to our previous credit and letter of credit facilities that we have retired over the last three years:

Issuer	Date Retired	Debt Extinguished	Face Value Retired
			(In millions)
Harrah's Operating Co.	December 2003	Senior Subordinated Notes due 2005	$147.1
Harrah's Operating Co.	August 2003	Senior Subordinated Notes due 2005	12.4
JCC	December 2002	Senior Notes due 2008	28.2
Harveys	September 2001	10.625% Senior Subordinated Notes due 2006	150.0
Showboat	August 2001	13% Senior Subordinated Notes due 2009	2.1
Harveys	July 2001	Credit facility due 2004	192.0

        In July 2003, our Board of Directors authorized the Company to retire, from time to time through cash purchases, portions of our outstanding debt in open market purchases, privately negotiated transactions or otherwise. These repurchases will be funded through available cash from operations, borrowings from our Credit Agreement and our new Senior Notes. Such repurchases will depend on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors. As of December 31, 2003, $159.5 million of our 7 7/8% Senior Subordinated Notes had been retired under this authorization.

        Charges of $19.1 million representing premiums paid and write-offs of unamortized deferred financing costs associated with the early retirement of portions of our 7 7/8% Senior Subordinated Notes and of our previous credit and letter of credit facilities were recorded in 2003. In compliance with SFAS No. 145, these charges no longer qualify for presentation as extraordinary items and are, therefore, included in income from continuing operations on our Consolidated Statements of Income.

        PARENT COMPANY GUARANTEE OF SUBSIDIARY DEBT.    Harrah's Operating Company, Inc. ("HOC"), a 100% owned subsidiary and the principal asset of Harrah's Entertainment, is the issuer of certain debt securities that have been guaranteed by Harrah's Entertainment. Due to the comparability of HOC's consolidated financial information with that of Harrah's Entertainment, complete separate financial statements and other disclosures regarding HOC have not been presented. Management has determined that such information is not material to holders of HOC's debt securities. Harrah's Entertainment has no independent assets or operations, its guarantee of HOC's debt securities is full and unconditional and its only other subsidiary is minor. There are no significant restrictions on Harrah's Entertainment's ability to obtain funds from its subsidiaries by dividends or loans. In addition, the amount of consolidated retained earnings representing undistributed earnings of 50-percent-or-less owned persons accounted for under the equity method is less than 0.5 percent and there are no significant restrictions on the payment of dividends by the Company.

        FAIR MARKET VALUE.    Based on the borrowing rates available as of December 31, 2003, for debt with similar terms and maturities and market quotes of our publicly traded debt, the fair value of our long-term debt at December 31 was as follows:

	December 31,
	2003		2002
	Carrying Value	Market Value	Carrying Value	Market Value
(In millions)
Outstanding debt	$(3,673.5)	$(3,977.8)	$(3,764.5)	$(4,031.6)
Interest rate swaps (used for hedging purposes)	0.2	0.2	–	–

Note 7—Leases

        We lease both real estate and equipment used in our operations and classify those leases as either operating or capital leases following the provisions of SFAS No. 13, "Accounting for Leases." At December 31, 2003, the remaining lives of our operating leases ranged from one to forty-two years, with various automatic extensions totaling up to sixty years.

        Rental expense associated with operating leases is charged to expense in the year incurred and was included in the Consolidated Statements of Income as follows:

	2003	2002	2001
Noncancelable
Minimum	$42,358	$34,407	$22,521
Contingent	6,248	7,032	5,601
Sublease	(201)	(288)	(602)
Other	17,558	42,125	34,921

	$65,963	$83,276	$62,441

        Our future minimum rental commitments as of December 31, 2003, were as follows:

Noncancelable Operating Leases
2004	$42,966
2005	36,204
2006	34,636
2007	33,073
2008	30,612
Thereafter	450,908

Total minimum lease payments	$628,399

        In addition to these minimum rental commitments, certain of these operating leases provide for contingent rentals based on a percentage of revenues in excess of specified amounts.

Note 8—Write-downs, Reserves and Recoveries

        Our operating results include various pretax charges to record asset impairments, contingent liability reserves, project write-offs and recoveries at time of sale of previously recorded reserves for asset impairment. The components of Write-downs, reserves and recoveries were as follows:

	2003	2002	2001
Impairment of goodwill	$6,315	$–	$–
Impairment of long-lived assets	2,469	1,501	8,203
Write-off of abandoned assets and other costs	3,218	6,917	8,484
Settlement of sales tax contingency	(923)	(6,464)	–
Charge for structural repairs at Reno	–	5,000	–
Termination of contracts	–	168	4,060
Recoveries from previously impaired assets and reserved amounts	–	(2,091)	(571)
Reserves for New Orleans casino	–	–	2,322

	$11,079	$5,031	$22,498

        We account for the impairment of long-lived assets to be held and used by evaluating the carrying value of the long-lived assets in relation to the operating performance and future undiscounted cash flows of the underlying operating unit when indications of impairment are present. Long-lived assets to be disposed of are evaluated in relation to the estimated fair value of such assets less costs to sell.

Note 9—Income Taxes

        Our federal and state income tax provision/(benefit) allocable to our Consolidated Statements of Income and our Consolidated Balance Sheets line items was as follows:

	2003	2002	2001
Income from continuing operations before income taxes and minority interests	$172,201	$196,534	$125,797
Discontinued operations	360	1,595	927
Cumulative effect of change in accounting principle	–	(2,831)	–
Stockholders' equity
Unrealized gain/(loss) on available-for-sale securities	215	(239)	772
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(15,537)	(23,970)	(18,013)
Other	–	800	(800)

	$157,239	$171,889	$108,683

        Income tax expense attributable to Income from continuing operations before income taxes and minority interests consisted of the following:

	2003	2002	2001
United States
Current
Federal	$128,958	$145,012	$15,439
State	15,221	23,369	7,882
Deferred	29,715	28,153	102,476
Other countries
Current	–	–	–
Deferred	(1,693)	–	–

	$172,201	$196,534	$125,797

        The differences between the statutory federal income tax rate and the effective tax rate expressed as a percentage of Income from continuing operations before income taxes and minority interests were as follows:

	2003	2002	2001
Statutory tax rate	35.0%	35.0%	35.0%
Increases/(decreases) in tax resulting from:
State taxes, net of federal tax benefit	2.4	2.6	1.5
Goodwill amortization	0.5	–	1.8
Tax credits	(0.4)	(0.3)	(0.5)
Political contributions	0.1	0.1	0.1
Officers' life insurance	(1.0)	0.2	0.3
Meals and entertainment	0.1	0.3	0.3
Minority interests in partnership earnings	(0.9)	(0.9)	(1.3)
Other	0.4	(0.2)	(0.8)

Effective tax rate	36.2%	36.8%	36.4%

        The components of our net deferred tax balance included in our Consolidated Balance Sheets were as follows:

	2003	2002
Deferred tax assets
Compensation programs	$59,495	$55,566
Bad debt reserve	18,912	20,094
Self-insurance reserves	8,758	6,051
Deferred income	502	468
Project opening costs	9,750	20,819
Net operating losses	18,008	16,316
Other	41,226	29,074
Valuation allowance	(14,211)	(14,211)

	142,440	134,177

Deferred tax liabilities
Property	(283,406)	(219,352)
Management contracts	(19,983)	(20,947)
Intangibles	(90,519)	(75,109)
Investments in nonconsolidated affiliates	(10,883)	(20,771)

	(404,791)	(336,179)

Net deferred tax liability	$(262,351)	$(202,002)

Note 10—Supplemental Cash Flow Information

        The increase in Cash and cash equivalents due to the changes in long-term and working capital accounts was as follows:

	2003	2002	2001
Long term accounts
Deferred costs and other	$(71,068)	$(36,738)	$69,055
Deferred credits and other	54,432	32,835	(83,277)

Net change in long-term accounts	$(16,636)	$(3,903)	$(14,222)

Working capital accounts
Receivables	$(8,005)	$14,295	$14,853
Inventories	(1,311)	869	3,371
Prepayments and other	50,971	81,765	26,504
Accounts payable	5,910	(2,308)	(16,988)
Accrued expenses	(93,849)	(149,461)	69,451

Net change in working capital accounts	$(46,284)	$(54,840)	$97,191

        SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR INTEREST AND TAXES.    The following table reconciles our Interest expense, net of interest capitalized, as reported in the Consolidated Statements of Income, to cash paid for interest.

	2003	2002	2001
Interest expense, net of interest capitalized	$234,419	$240,220	$255,801
Adjustments to reconcile to cash paid for interest
Net change in accruals	(9,201)	(6,825)	(33,869)
Amortization of deferred finance charges	(6,185)	(5,573)	(4,769)
Net amortization of discounts and premiums	(1,141)	(1,596)	(913)

Cash paid for interest, net of amount capitalized	$217,892	$226,226	$216,250

Cash payments for income taxes, net of refunds	$114,289	$145,873	$(27,974)

Note 11—Commitments and Contingencies

        CONTRACTUAL COMMITMENTS.    We continue to pursue additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties, guarantees by Harrah's Entertainment of third-party debt and development completion guarantees.

        We may guarantee all or part of the debt incurred by Indian tribes, with which we have entered into a management contract, to fund development of casinos on the Indian lands. For all existing guarantees of Indian debt, we have obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, that the value of such property would satisfy our obligations in the event these guarantees were enforced. Additionally, we have received limited waivers from the Indian tribes of their sovereign immunity to allow us to pursue our rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken. The aggregate outstanding balance as of December 31, 2003, of

Indian debt that we have guaranteed was $112.9 million. The outstanding balance of all of our debt guarantees at December 31, 2003 is $120.8 million. Our maximum obligation under all of our debt guarantees is $152.9 million. Our obligations under these debt guarantees extend through January 2008.

        Some of our guarantees of the debt for casinos on Indian lands were modified during 2003, triggering the requirements under Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to recognize a liability for the estimated fair value of those guarantees. Liabilities, representing the fair value of our guarantees, and corresponding assets, representing the portion of our management fee receivable attributable to our agreements to provide the related guarantees, were recorded and are being amortized over the lives of the related agreements. We estimate the fair value of the obligation by considering what premium would have been required by us or by an unrelated party. The amounts recognized represent the present value of the premium in interest rates and fees that would have been charged to the tribes if we had not provided the guarantees. The unamortized balance of the liability for the guarantees and of the related assets at December 31, 2003, was $7.0 million.

        Excluding debt guarantees and guarantees related to New Orleans (see Note 14), as of December 31, 2003, we had commitments and contingencies of $285.4 million, including construction-related commitments.

        The agreements under which we manage casinos on Indian lands contain provisions required by law which provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled payments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations of the Indian-owned properties to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. As of December 31, 2003, the aggregate monthly commitment for the minimum guaranteed payments pursuant to these contracts, which extend for periods of up to 83 months from December 31, 2003, is $1.2 million. The maximum exposure for the minimum guaranteed payments to the tribes is unlikely to exceed $26.7 million as of December 31, 2003.

        SEVERANCE AGREEMENTS.    As of December 31, 2003, the Company has severance agreements with 34 of its senior executives, which provide for payments to the executives in the event of their termination after a change in control, as defined. These agreements provide, among other things, for a compensation payment of 1.5 to 3.0 times the executive's average annual compensation, as defined, as well as for accelerated payment or accelerated vesting of any compensation or awards payable to the executive under any of Harrah's Entertainment's incentive plans. The estimated amount, computed as of December 31, 2003, that would be payable under the agreements to these executives based on the compensation payments and stock awards aggregated approximately $103.7 million. The estimated amount that would be payable to these executives does not include an estimate for the tax gross-up payment, provided for in the agreements, that would be payable to the executive if the executive becomes entitled to severance payments which are subject to a federal excise tax imposed on the executive.

        SELF-INSURANCE.    We are self-insured for various levels of general liability, workers' compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims.

Note 12—Litigation

        We are involved in various inquiries, administrative proceedings and litigation relating to contracts, acquisitions and sales of property and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management believes that the final outcome of these matters will not have a material adverse effect on our consolidated financial position or our results of operations.

Note 13—Employee Benefit Plans

        We have established a number of employee benefit programs for purposes of attracting, retaining and motivating our employees. The following is a description of the basic components of these programs.

        STOCK OPTION PLANS.    Our employees may be granted options to purchase shares of common stock under the Harrah's Entertainment 2001 Executive Stock Incentive Plan or the 2001 Broad-based Incentive Plan (collectively, "SOP"). Grants typically vest in equal installments over a three-year period and allow the option holder to purchase stock over specified periods of time, generally seven to ten years from the date of grant, at a fixed price equal to the market value at the date of grant. No options may be granted under the SOP after May 2011.

        A summary of activity of the 2001 Executive Stock Incentive Plan and Harrah's former plans, which are equity compensation plans approved by our stockholders, for 2001, 2002 and 2003 is as follows:

		Number of Common Shares
	Weighted Avg. Exercise Price (Per Share)	Options Outstanding	Available For Grant
Balance—December 31, 2000	$21.08	12,755,798	1,441,747
Additional shares authorized	N/A	–	3,900,000
Restricted shares issued	N/A	–	(40,521)
Restricted shares transferred from Harrah's former plans	N/A	–	766,509
Restricted shares canceled	N/A	–	328,685
Granted	26.39	774,075	(774,075)
Exercised	17.07	(3,240,426)	–
Canceled	23.29	(1,596,869)	1,596,869
Rio plans cancellations	17.16	(8,800)	–

Balance—December 31, 2001	22.65	8,683,778	7,219,214
Restricted shares issued	N/A	–	(221,931)
Restricted shares canceled	N/A	–	78,091
Granted	46.80	2,910,560	(2,910,560)
Exercised	19.40	(2,510,678)	–
Canceled	30.96	(267,063)	267,063
Rio plans cancellations	18.88	(2,000)	–

Balance—December 31, 2002	31.30	8,814,597	4,431,877
Restricted shares issued	N/A	–	(60,061)
Restricted shares canceled	N/A	–	101,934
Granted	43.18	2,968,175	(2,968,175)
Exercised	20.65	(1,754,901)	–
Canceled	40.06	(409,309)	409,309
Rio plans cancellations	12.44	(3,400)	–

Balance—December 31, 2003	36.54	9,615,162	1,914,884

        Of the 1,914,884 shares available for grant at December 31, 2003, up to 7,487 of these shares are available for grant as awards other than as stock options.

        The following tables summarize additional information regarding the options outstanding at December 31:

	2003	2002	2001
Options exercisable at December 31	2,910,617	2,344,106	2,955,787
Weighted average fair value per share of options granted per year	$28.63	$17.34	$12.33
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$13.84–$28.90	4,075,483	6.0 years	$25.27	2,234,272	$23.19
31.22– 43.50	2,773,971	6.3 years	42.91	24,070	35.14
45.44– 49.32	2,765,708	5.5 years	46.77	652,275	47.04

	9,615,162			2,910,617

        150,000 shares were authorized under the 1996 Non-Management Directors Stock Incentive Plan, whereby the director can receive either 50% or 100% of his or her director fees in stock. As of December 31, 2003, 17,417 shares were available for grant under this plan.

        200,000 shares were authorized for issuance under the 2001 Broad-based Incentive Plan, which was established in 2001 and is an equity compensation plan not approved by stockholders. No additional shares will be authorized under the 2001 Broad-based Incentive Plan. A summary of activity of this plan is as follows:

		Number of Common Shares
	Weighted Average Exercise Price (Per Share)	Options Outstanding	Available For Grant
Balance—December 31, 2001	N/A	–	200,000
Granted	$47.03	196,775	(196,775)
Canceled	47.03	(7,100)	7,100

Balance—December 31, 2002	47.03	189,675	10,325
Granted	43.50	22,367	(22,367)
Canceled	46.73	(35,814)	35,814

Balance—December 31, 2003	46.64	176,228	23,772

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$37.41–$44.89	19,336	6.0 years	$43.50	–	$–
44.89– 52.37	156,892	5.2 years	47.03	54,918	47.03

	176,228			54,918

        RESTRICTED STOCK.    Employees may be granted shares of common stock under the SOP. Restricted shares granted under the SOP are restricted as to transfer and subject to forfeiture during a specified period or periods prior to vesting. The shares generally vest in equal installments over a period of three years. No awards of restricted shares may be made under the current plan after May 2011. The compensation arising from a restricted stock grant is based upon the market price at the grant date. Such expense is deferred and amortized to expense over the vesting period.

        The Company has issued Time Accelerated Restricted Stock Award Plan ("TARSAP") awards to certain key executives. The initial TARSAP program was completed in January 2002. During 2001, 2002 and 2003, additional TARSAP awards were issued to certain key executives, which will vest on January 1, 2007, if the executive continues in active employment until that date. These shares are eligible for earlier annual vesting beginning in 2003 over four years (three years for shares awarded in 2002) based on the Company's financial performance in each of the years 2002 through 2005, and the remaining unvested shares will vest on January 1, 2007. The expense arising from TARSAP awards is being amortized to expense over the periods in which the restrictions lapse.

        The number and weighted average grant-date fair value of restricted shares granted, and the amortization expense recognized, during 2003, 2002 and 2001, including the TARSAP awards, were as follows:

	2003	2002	2001
Number of shares granted	60,061	221,931	72,876
Weighted average grant price per share	$45.29	$43.77	$31.00
Amortization expense (in millions)	$8.0	$7.8	$8.2
Unvested shares as of December 31	1,021,720	1,458,617	1,783,535

        SAVINGS AND RETIREMENT PLAN.    We maintain a defined contribution savings and retirement plan, which, among other things, allows pretax and after-tax contributions to be made by employees to the plan. Under the plan, participating employees may elect to contribute up to 20% of their eligible earnings. Through 2003, the Company fully matched the first six percent of employees' contributions; however, effective January 1, 2004, the Company match will be 50% for the first six percent of employees' contributions. Amounts contributed to the plan are invested, at the participant's direction, in up to fourteen separate funds, including a Harrah's company stock fund. Participants become vested in the matching contribution over five years of credited service. Our contribution expense for this plan was $30.1 million, $29.2 million and $26.6 million in 2003, 2002 and 2001, respectively.

        DEFERRED COMPENSATION PLANS.    Harrah's maintains deferred compensation plans, (collectively, "DCP") and an Executive Supplemental Savings Plan ("ESSP") under which certain employees may defer a portion of their compensation. Amounts deposited into these plans are unsecured liabilities of the Company. Amounts deposited into DCP earn interest at rates approved by the Human Resources Committee of the Board of Directors. The ESSP is a variable investment plan, which allows employees to direct their investments by choosing from several investment alternatives. The total liability included in Deferred credits and other for these plans at December 31, 2003 and 2002 was $104.3 million and $86.4 million, respectively. In connection with the administration of one of these plans, we have purchased company-owned life insurance policies insuring the lives of certain directors, officers and key employees.

        MULTI-EMPLOYER PENSION PLAN.    We have approximately 6,850 employees covered under collective bargaining agreements, and the majority of those employees are covered by union sponsored, collectively bargained multi-employer pension plans. We contributed and charged to expense $7.2 million, $4.7 million and $4.5 million in 2003, 2002 and 2001, respectively, for such plans. The plans' administrators do not provide sufficient information to enable us to determine our share, if any, of unfunded vested benefits.

Note 14—Nonconsolidated Affiliates

        As of December 31, 2003, our investments in nonconsolidated affiliates consisted primarily of interests in a golf course near one of our properties, in a horse-racing facility and in our joint ventures that are pursuing development of casinos in the United Kingdom. In 2003, we contributed $4.3 million to the United Kingdom ventures.

        Previously, we held investments in JCC and National Airlines, Inc. ("NAI"), and these nonconsolidated affiliates are discussed below.

        JCC.    On June 7, 2002, we acquired additional shares of the common stock of JCC, which increased our ownership in JCC to 63% and required a change of our accounting treatment for our investment in JCC from the equity method to consolidation of JCC in our financial statements. On December 10, 2002, we acquired all remaining shares of JCC's stock to increase our ownership to 100%. Prior to June 7, 2002, the Company had a minority ownership interest (and noncontrolling board representation) in JCC, and a subsidiary of the Company managed the casino.

        The Company has guaranteed an annual payment obligation of JCC owed to the State of Louisiana of $60 million for the twelve-month period ending March 31, 2004, and for each of the subsequent two twelve-month periods. We expect to extend this guarantee for an additional year to end March 31, 2007.

        As a result of JCC's filing for bankruptcy on January 4, 2001, we assessed the recoverability of our investment in and advances to JCC, determined that our investment and advances were impaired and recorded a charge of $220 million to recognize the impairment in fourth quarter 2000. We did not record our share of JCC's operating results in first quarter 2001 since we did not have any contractual obligation to fund JCC's operating losses from December 31, 2000, until the bankruptcy reorganization plan was consummated effective March 29, 2001. JCC reported income during the period in which we did not record any equity pick-up, primarily as a result of the forgiveness of debt arising from the bankruptcy plan, and the charge that we recorded in fourth quarter 2000 included the write-off of receivables that we held from JCC that were forgiven in the reorganization plan. In the bankruptcy reorganization, we received ownership of 49 percent of the equity of the reorganization entity and resumed recording our share of JCC's results in second quarter 2001 and continued until we began consolidating JCC's results in June 2002.

        NATIONAL AIRLINES, INC.    Until June 2001, we had an approximate 48% ownership interest in NAI, which filed a voluntary petition for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code in December 2000. In June 2001, we abandoned all rights to our shares of NAI stock and stock purchase warrants.

        NAI ceased operations in November 2002, after unsuccessfully attempting to restructure in bankruptcy court. We had provided a letter of credit on behalf of NAI, which we were required to fund in January 2003. We had an agreement with another investor of NAI whereby that investor was obligated to reimburse us for approximately 56% of amounts that we funded under the letter of credit and that we had previously funded under another letter of credit. During second quarter 2001, a subsidiary of the Company filed a lawsuit against the other investor for breach of contract due to the investor's failure to reimburse the Company for his share of the $8.6 million we paid against the first letter of credit. A judgment was entered in our favor but was appealed by the investor. In fourth quarter 2002, we reached a settlement with the investor that also included the extinguishment of the investor's potential liability on the letter of credit that was funded in January 2003, as well as the judgment. As a result of our settlement with the investor and our funding of the letter of credit following NAI's cessation of operations, we recorded a charge of $6.1 million in fourth quarter 2002.

        COMBINED FINANCIAL INFORMATION.    The following summarized balance sheet and statement of operations information has been compiled from financial reports for the periods and dates indicated submitted to us by our nonconsolidated affiliates which we accounted for using the equity method.

	2003	2002	2001(a)
Combined Summarized Balance Sheet Information
Current assets	$11,455	$1,865	$50,273
Land, buildings and equipment, net	32,648	33,002	167,617
Other assets	554	2,005	50,022

Total assets	44,657	36,872	267,912

Current liabilities	8,645	6,769	34,224
Long-term debt	16,890	17,514	122,896
Other liabilities	–	–	3,607

Total liabilities	25,535	24,283	160,727

Net assets	$19,122	$12,589	$107,185

Combined Summarized Statement of Operations Information
Revenues	$14,330	$135,648	$270,229
Operating (loss)/income	(265)	23,517	(15,403)
Extraordinary items	–	–	213,448
Net (loss)/income	(2,309)	9,390	90,640

(a)
2001 is comprised primarily of JCC.

        Our Investments in and advances to nonconsolidated affiliates are reflected in our accompanying Consolidated Balance Sheets as follows:

	2003	2002
Investments in and advances to nonconsolidated affiliates
Accounted for under the equity method	$7,824	$4,331
Accounted for at historical cost	177	177
Available-for-sale and recorded at market value	–	386

	$8,001	$4,894

        In accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," we adjust the carrying value of our available-for-sale equity investments to include unrealized gains or losses. A corresponding adjustment is recorded in the combination of our stockholders' equity and deferred income tax accounts.

Note 15—Dispositions

        The following properties were sold during 2003. The operating results of these properties and the losses recorded on these sales are presented in our Consolidated Statements of Income as Discontinued operations and prior year results have been reclassified to conform to the 2003 presentation.

        HARVEYS COLORADO.    On May 22, 2003, we sold Harveys Colorado, which we had concluded was a nonstrategic asset for us. The assets sold consisted primarily of inventories, property and equipment. The buyer also assumed certain accrued liabilities. We received cash proceeds of $17.6 million and recorded a pretax loss of $1.0 million on this sale.

        Revenues at Harveys Colorado, reported in Discontinued operations for December 31, 2003, 2002 and 2001 were $12.2 million, $35.7 million and $19.3 million respectively. Harveys Colorado's pretax loss, including the loss on the sale, for the year ended December 31, 2003, was $1.4 million and its pretax income for the years ended December 31, 2002 and 2001, was $2.4 million and $1.0 million, respectively.

        HARRAH'S VICKSBURG.    On June 30, 2003, we announced an agreement to sell Harrah's Vicksburg, and that sale was completed on October 27, 2003. The assets sold consisted primarily of land, buildings, equipment and inventories. We received cash proceeds of $28.6 million and recorded a pretax loss of $0.7 million on this sale.

        Revenues at Harrah's Vicksburg, which are reported in Discontinued operations, were $29.0 million for the year ended December 31, 2003, $37.9 million for the year ended December 31, 2002 and $41.3 million for the year ended December 31, 2001. Harrah's Vicksburg's pretax income, after consideration of the loss on the sale, was $2.4 million for the year ended December 31, 2003, $2.2 million for the year ended December 31, 2002 and $1.7 million for the year ended December 31, 2001.

        In addition to these completed sales, we also have announced the following planned sale.

        HARRAH'S SHREVEPORT.    In conjunction with our plans to acquire Horseshoe Gaming, we announced plans to sell our Harrah's brand casino in Shreveport to avoid overexposure in that market, and in January 2004, we announced that we have an agreement, subject to regulatory approvals, to sell that property to another gaming company. The sale is subject to regulatory approvals and is expected to close in second quarter 2004. We have classified this property in Assets held for sale on our Consolidated Balance Sheets and have ceased depreciating its assets. Shreveport's assets consist primarily of land improvements, buildings, riverboat and equipment with a carrying value of approximately $165 million. Since the Horseshoe Gaming acquisition will give us a continued presence in the Shreveport-Bossier City market, Harrah's Shreveport's operating results have not been classified as discontinued operations. We do not anticipate a material gain or loss on this sale.

Note 16—Quarterly Results of Operations (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(In thousands, except per share amounts)
2003(1)
Revenues	$1,058,929	$1,080,220	$1,139,280	$1,044,293	$4,322,722
Income from operations	190,426	183,312	217,717	134,843	726,298
Income from continuing operations	80,263	77,934	98,446	35,311	291,954
Net income	81,080	76,684	99,483	35,376	292,623
Earnings per share—basic(3)
From continuing operations	0.74	0.72	0.90	0.32	2.68
Net income	0.75	0.71	0.91	0.32	2.69
Earnings per share—diluted(3)
From continuing operations	0.73	0.70	0.89	0.32	2.64
Net income	0.74	0.69	0.90	0.32	2.65
2002(2)
Revenues	$964,260	$1,011,944	$1,114,629	$1,007,694	$4,098,527
Income from operations	197,074	201,709	227,666	145,368	771,817
Income from continuing operations	84,378	84,852	100,303	53,702	323,235
Net income/(loss)	(6,008)	86,116	101,042	53,879	235,029
Earnings per share—basic(3)
From continuing operations	0.75	0.75	0.91	0.49	2.91
Net income/(loss)	(0.05)	0.76	0.91	0.49	2.11
Earnings per share—diluted(3)
From continuing operations	0.74	0.74	0.89	0.48	2.85
Net income/(loss)	(0.05)	0.75	0.89	0.48	2.07

(1)
2003 Second Quarter includes $4.1 million in pretax charges for project opening costs and $2.1 million pretax charges for early retirement of debt; Third Quarter reflects a reclass of a $0.1 million charge for loss on sale of ownership interests in a nonconsolidated affiliate to Income from operations; and Fourth Quarter includes $15.9 million pretax charges for early retirement of a portion of the 7 7/8% Senior Subordinated Notes and $6.3 million pretax charge for goodwill impairment at our Reno property. 2003 results reflect Harrah's Vicksburg and Harveys Colorado as discontinued operations.

(2)
2002 First Quarter includes a charge of $91.2 million, net of tax benefit of $2.8 million, related to a change in accounting principle; Second Quarter includes the financial results of Jazz Casino Company LLC from the date of our acquisition of a majority ownership interest on June 7, 2002; and Fourth Quarter includes $5.0 million in pretax charges for write-downs, reserves and recoveries and a reclass of a $6.1 million pretax charge for our exposure under a letter of credit issued on behalf of National Airlines, Inc. to Income from operations. 2002 results have been reclassified to reflect Harrah's Vicksburg as a discontinued operations.

(3)
The sum of the quarterly per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        See our Current Reports on Form 8-K filed with the Securities and Exchange Commission on May 3, 2002, and February 4, 2003.

ITEM 9A. Controls and Procedures.

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

        As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective.

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

Executive Officers

Name and Age	Positions and Offices Held and Principal Occupations or Employment During Past 5 Years
Philip G. Satre (54)	Director since 1990; Chairman of the Board since January 1997; Chief Executive Officer from April 1994 to December 2002; Member of the former three-executive Office of the President from 1999 to 2001, and President from 1991 to 1999; Director of TABCORP Holdings Limited, an Australian leisure and entertainment company traded on the Australian Stock Exchange.
Gary W. Loveman (43)
Director since 2000; Chief Executive Officer since January 2003; President since April 2001; Chief Operating Officer from May 1998 to January 2003; member of the three-executive Office of the President from May 1999 to April 2001; Executive Vice President from May 1998 to May 1999; Associate Professor of Business Administration, Harvard University Graduate School of Business Administration from 1994 to 1998; Director of Coach, Inc., a designer and marketer of high-quality handbags and women's and men's accessories traded on the New York Stock Exchange.
Charles L. Atwood (55)
Senior Vice President and Chief Financial Officer since April 2001; Treasurer from October 1996 to November 2003; Vice President from October 1996 to April 2001; Director, Equity Residential, an owner and operator of multi-family properties traded on the New York Stock Exchange, since July 2003.
Jerry L. Boone (49)
Senior Vice President, Human Resources since February 2004; Vice President, Human Resources, Harrah's New Orleans from April 2000 to February 2004; Vice President, Gaming Operations, Harrah's New Orleans from September 1998 to April 2000.
John M. Boushy (49)
Senior Vice President, Operations Products & Services since February 2001; Senior Vice President, Information Technology from February 2001 to February 2004; Chief Information Officer from February 2001 to January 2003; Senior Vice President Brand Operations and Information Technology from 1999 to 2001; Senior Vice President Information Technology and Marketing Services from 1993 to 1999.
Stephen H. Brammell (46)
Senior Vice President and General Counsel since July 1999; Secretary from November 2002 to July 2003 and from May 2000 to February 2001; Vice President and Associate General Counsel from 1997 to 1999; Associate General Counsel from 1993 to 1997.

Janis L. Jones (54)	Senior Vice President, Communications/Government Relations since November 1999; Mayor of Las Vegas, Nevada, from 1991 to 1999.
Anthony D. McDuffie (43)	Vice President since November 1999; Controller and Chief Accounting Officer since November 2001; Assistant Controller from 1994 to 2001.
Richard E. Mirman (37)
Senior Vice President, New Business Development since April 2003; Senior Vice President, New Business Development and Chief Marketing Officer from January 2003 to April 2003; Senior Vice President, Marketing from April 2000 to January 2003; Vice President, Relationship Marketing from 1998 to 2000.
David W. Norton (35)
Senior Vice President—Retention Marketing since November 2003; Senior Vice President—Relationship Marketing from January 2003 to November 2003; Vice President—Loyalty Marketing from October 1998 to January 2003.
Virginia E. Shanks (43)
Senior Vice President—Acquisition Marketing since November 2003; Western Division Senior Vice President—Marketing from January 2003 to November 2003; Western Division Vice President—Marketing from July 1998 to January 2003.
Timothy S. Stanley (38)
Senior Vice President—Information Technology and Chief Information Officer since February 2004; Vice President—Information Technology and Chief Information Officer from January 2003 to February 2004; Vice President—Information Technology from February 2001 to January 2003; Managing Partner, Las Vegas, for USWeb Corporation, an e-Business consulting firm since acquired by marchFIRST, Inc., from December 1999 to February 2001; Vice President—Information Technology, National Airlines, Inc., from August 1998 to January 2000. National Airlines, Inc. filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in December 2000 and ceased operations in November 2002.
Timothy J. Wilmott (45)	Chief Operating Officer since January 2003; Eastern Division President from 1997 to January 2003.

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

ITEM 11. Executive Compensation.

        See the information set forth in the sections of the Proxy Statement entitled "Compensation of Directors," "Summary Compensation Table," "Option Grants in the Last Fiscal Year," "Aggregated Option Exercises in 2003 and December 31, 2003 Option Values" and "Certain Employment Arrangements," which sections are incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

        See the information set forth in the sections of the Proxy Statement entitled "Ownership of Harrah's Entertainment Securities" and "Certain Stockholders," which sections are incorporated herein by reference.

Equity Compensation Plan Information

	(a)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b)	(c)
Plan Category		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by stockholders(2)	9,615,162	$36.54	1,932,301
Equity compensation plans not approved by stockholders(3)	176,228	46.64	23,772

Total	9,791,390	36.72	1,956,073

(1)
Excluding securities reflected in column (a).

(2)
Includes the Harrah's Entertainment, Inc. 2001 Executive Stock Incentive Plan, the Harrah's Entertainment, Inc. 1996 Non-Management Directors Stock Incentive Plan, the Promus Companies Incorporated 1990 Restricted Stock Plan, and the Promus Companies Incorporated 1990 Stock Option Plan.

(3)
Includes the Harrah's Entertainment, Inc. 2001 Broad-Based Stock Incentive Plan, a description of which is set forth in Note 13 to the consolidated financial statements set forth elsewhere in this Annual Report on Form 10-K in Part II, Item 8, Financial Statements and Supplementary Data. The 2001 Broad-Based Stock Incentive Plan is intended to qualify as a "broadly-based" plan under Section 312.03 of the New York Stock Exchange Listed Company Manual.

ITEM 13. Certain Relationships and Related Transactions.

        See the information set forth in the section of the Proxy Statement entitled "Certain Relationships and Related Transactions," which section is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services.

        See the information set forth in the section of the Proxy Statement entitled "Fees Paid to Deloitte & Touche LLP," which section is incorporated herein by reference.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

        (a)   1. Financial statements of the Company (including related notes to consolidated financial statements) filed as part of this report are listed below:

          Independent Auditors' Report.

          Consolidated Balance Sheets as of December 31, 2003 and 2002.

          Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001.

          Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years Ended December 31, 2003, 2002 and 2001.

          Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001.

          2.     Schedules for the years ended December 31, 2003, 2002 and 2001, are as follows:

          Schedule II—Consolidated valuation and qualifying accounts.

          Schedules I, III, IV, and V are not applicable and have therefore been omitted.

          3.     Exhibits

No.
2	(1)	Stock Purchase Agreement dated as of April 24, 2001 by and among Harrah's Entertainment, Inc., Colony HCR Voteco, LLC, Colony Investors III, L.P., and Harveys Casino Resorts. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed August 13, 2001, File No. 1-10410.)
2	(2)
		Agreement and Plan of Merger dated July 30, 2002 among Harrah's Operating Company, Inc., Satchmo Acquisition, Inc. and JCC Holding Company. (Incorporated by reference from the Company's Schedule 13D/A filed August 2, 2002, File No. 5-54911.)
2	(3)
		Stock Purchase Agreement, dated as of September 10, 2003, by and among Harrah's Entertainment, Inc., Horseshoe Gaming Holding Corp., and each of the stockholders of Horseshoe Gaming Holding Corp. (Incorporated by reference from the Company's Current Report on Form 8-K, filed September 17, 2003, File No. 1-10410.)
2	(4)
		Partnership Interest Purchase Agreement dated as of January 20, 2004 by and among Harrah's Shreveport/Bossier City Investment Company, LLC, Harrah's Bossier City Investment Company, LLC Red River Entertainment of Shreveport Partnership in Commendam, Boyd Shreveport, L.L.C., Boyd Red River, L.L.C., and Boyd Gaming Corporation. (Incorporated by reference from the Company's Current Report on Form 8-K, filed January 23, 2004, File No. 1-10410.)
3	(1)
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

3	(2)
		Bylaws of Harrah's Entertainment, Inc., as amended November 12, 2002. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 7, 2003, File No. 1-10410.)
4	(1)
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
4	(2)
		First Amendment, dated as of February 21, 1997, to Rights Agreement between Harrah's Entertainment, Inc. and The Bank of New York. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed March 11, 1997, File No. 1-10410.)
4	(3)
		Second Amendment, dated as of April 25, 1997, to Rights Agreement, dated as of October 25, 1996, between Harrah's Entertainment, Inc. and The Bank of New York. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, filed May 13, 1997, File No. 1-10410.)
4	(4)
		Letter to Stockholders dated July 23, 1997 regarding Summary of Rights To Purchase Special Shares As Amended Through April 25, 1997. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed August 13, 1997, File No. 1-10410.)
4	(5)
		Certificate of Elimination of Series B Special Stock of Harrah's Entertainment, Inc., dated February 21, 1997. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed March 11, 1997, File No. 1-10410.)
4	(6)
		Certificate of Designations of Series A Special Stock of Harrah's Entertainment, Inc., dated February 21, 1997. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed March 11, 1997, File No. 1-10410.)
10	(1)
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
10	(2)
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
10	(3)
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

10	(4)
		Indenture, dated as of January 29, 2001, between Harrah's Operating Company, Inc., as Issuer, Harrah's Entertainment, Inc., as Guarantor, and Bank One Trust Company, N.A., as Trustee, relating to the 8.0% Senior Notes Due 2011. (Incorporated by reference from the Company's Annual Report on Form 10-K filed on March 28, 2001, File No. 1-10410.)
10	(5)
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
**10	(6)
		Indenture, dated as of December 11, 2003, between Harrah's Operating Company, Inc., as Issuer, Harrah's Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5/375% Senior Notes due 2013.
**10	(7)
		Registration Rights Agreement dated December 11, 2003 among Harrah's Operating Company, Inc., Harrah's Entertainment, Inc., as Guarantor, and Citigroup Global Markets Inc., as Initial Purchasers, relating to the 5.375% Senior Notes due 2013.
**10	(8)
		Purchase Agreement, dated December 8, 2003, among Harrah's Operating Company, Inc., Harrah's Entertainment, Inc., as Guarantor, and Citigroup Global Markets Inc., as initial purchaser relating to the 5.375% Senior Notes due 2013.
10	(9)
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
10	(10)
		Commercial Paper Dealer Agreement, dated as of May 3, 2000, among Harrah's Operating Company, Inc., as Issuer, Harrah's Entertainment, Inc., as Guarantor, and Banc of America Securities LLC, as Dealer. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed August 14, 2000, File No. 1-10410.)
10	(11)
		Commercial Paper Dealer Agreement, dated as of May 3, 2000, among Harrah's Operating Company, Inc., as Issuer, Harrah's Entertainment, Inc., as Guarantor, and Credit Suisse First Boston Corporation, as Dealer. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed August 14, 2000, File No. 1-10410.)
10	(12)
		Tax Sharing Agreement, dated June 30, 1995, between The Promus Companies Incorporated and Promus Hotel Corporation. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed August 14, 1995, File No. 1-10410.)
†10	(13)
		Form of Indemnification Agreement entered into by The Promus Companies Incorporated and each of its directors and executive officers. (Incorporated by reference from the Company's Registration Statement on Form 10, File No. 1-10410, filed on December 13, 1989.)
†10	(14)
		Financial Counseling Plan of Harrah's Entertainment, Inc. as amended January 1996. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed March 6, 1996, File No. 1-10410.)

†10	(15)
		The Promus Companies Incorporated 1996 Non-Management Director's Stock Incentive Plan dated April 5, 1995. (Incorporated by reference from the Company's Proxy Statement for the May 26, 1995 Annual Meeting of Stockholders, filed April 25, 1995.)
†10	(16)
		Amendment dated February 20, 1997 to 1996 Non-Management Director's Stock Incentive Plan. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, filed May 13, 1997, File No. 1-10410.)
†10	(17)
		Amendment dated as of November 15, 2000 to the Harrah's Entertainment, Inc. Non-Management Directors Stock Incentive Plan. (Incorporated by reference from the Company's Annual Report on Form 10-K filed on March 28, 2001, File No. 1-10410.)
10	(18)
		Summary Plan Description of Executive Term Life Insurance Plan. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed March 11, 1997, File No. 1-10410.)
†10	(19)	Executive Supplemental Savings Plan dated February 21, 2001. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed May 11, 2001, File No. 1-10410.)
†10	(20)	FirstAmendment, dated May 2, 2001, to the Executive Supplemental Savings Plan. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed August 13, 2001, File No. 1-10410.)
†10	(21)
		2001 Restatement of the Harrah's Entertainment, Inc. Executive Supplemental Savings Plan, amended and restated effective April 1, 2001. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed November 9, 2001, File No. 1-10410.)
†10	(22)
		Second Amendment to the 2001 Restatement of the Harrah's Entertainment, Inc. Executive Supplemental Savings Plan approved November 13, 2001. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed March 8, 2002, File No. 1-10410.)
†10	(23)
		Third Amendment dated January 1, 2003 to the 2001 Restatement of the Harrah's Entertainment, Inc. Executive Supplemental Savings Plan. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 7, 2003, File No. 1-10410.)
†10	(24)
		Employment Agreement dated as of September 4, 2002, between Harrah's Entertainment, Inc. and Philip G. Satre. (Incorporated by reference from the Company's Annual Report on Form 10-Q filed November 12, 2002, File No. 1-10410.)
†10	(25)
		Severance Agreement dated January 1, 2003, entered into with Philip G. Satre. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 7, 2003, File No. 1-10410.)
†10	(26)
		Amendment, dated as of May 9, 2001, to Deferred Compensation Agreement dated October 1, 1986, between Philip G. Satre and Harrah's Operating Company, Inc. successor to Harrah's Club, as amended January 1, 1987 and December 13, 1993. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed August 13, 2001, File No. 1-10410.)
†10	(27)
		Employment Agreement dated as of September 4, 2002, between Harrah's Entertainment, Inc. and Gary W. Loveman. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed November 12, 2002, File No. 1-10410.)

†10	(28)
		Severance Agreement dated January 1, 2003 entered into with Gary W. Loveman (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 7, 2003, File No. 1-10410.)
**†10	(29)
		Form of Employment Agreement between Harrah's Operating Company, Inc. and Charles L. Atwood, Stephen H. Brammell, Jerry Boone, John M. Boushy, Janis L. Jones, Anthony D. McDuffie, Richard E. Mirman, David W. Norton, Virginia E. Shanks, Timothy S. Stanley, and Timothy J. Wilmott.
**†10	(30)
		Form of Severance Agreement entered into with Charles L. Atwood, Jerry Boone, John M. Boushy, Stephen H. Brammell, Janis L. Jones, Anthony D. McDuffie, Richard E. Mirman, David W. Norton, Virginia E. Shanks, Timothy S. Stanley, and Timothy J. Wilmott.
†10	(31)
		The Promus Companies Incorporated 1990 Stock Option Plan, as amended July 29, 1994. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, filed August 11, 1994, File No. 1-10410.)
†10	(32)
		Amendment, dated April 5, 1995, to The Promus Companies Incorporated 1990 Stock Option Plan as adjusted on December 12, 1996. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed March 11, 1997, File No. 1-10410.)
†10	(33)
		Amendment, dated February 26, 1998, to the Harrah's Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 14, 1998, File No. 1-10410.)
†10	(34)
		Amendment, dated April 30, 1998, to the Harrah's Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 7, 1998, File No. 1-10410.)
†10	(35)
		Amendment, dated October 29, 1998, to the Harrah's Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 19, 1999, File No. 1-10410.)
†10	(36)
		The Promus Companies Incorporated 1990 Restricted Stock Plan. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1989, filed March 28, 1990, File No. 1-10410.)
†10	(37)
		Amendment, dated April 5, 1995, to The Promus Companies Incorporated 1990 Restricted Stock Plan. (Incorporated by reference from the Company's Proxy Statement for the May 26, 1995 Annual Meeting of Stockholders, filed April 25, 1995.)
†10	(38)
		Amendment, dated February 26, 1998, to the Harrah's Entertainment, Inc. 1990 Restricted Stock Plan. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 14, 1998, File No. 1-10410.)
†10	(39)
		Amendment, dated April 30, 1998, to the Harrah's Entertainment, Inc. 1990 Restricted Stock Plan. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 7, 1998, File No. 1-10410.)
†10	(40)
		Amendment, dated October 29, 1998, to the Harrah's Entertainment, Inc. 1990 Restricted Stock Plan. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 19, 1999, File No. 1-10410.)
†10	(41)
		Deferred Compensation Plan dated October 16, 1991. (Incorporated by reference from Amendment No. 2 to the Company's and Embassy's Registration Statement on Form S-1, File No. 33-43748, filed March 18, 1992.)

†10	(42)
		Amendment, dated May 26, 1995, to The Promus Companies Incorporated Deferred Compensation Plan. (Incorporated by reference from the Company's Current Report on Form 8-K, filed June 15, 1995, File No. 1-10410.)
†10	(43)
		Amendment dated April 24, 1997, to Harrah's Entertainment, Inc.'s Deferred Compensation Plan. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed August 13, 1997, File No. 1-10410.)
†10	(44)
		Amendment dated as of November 15, 2000 to the Harrah's Entertainment, Inc. Deferred Compensation Plan. (Incorporated by reference from the Company's Annual Report on Form 10-K filed on March 28, 2001, File No. 1-10410.)
†10	(45)
		Amendment dated as of February 26, 2003 to the Harrah's Entertainment, Inc. Deferred Compensation Plan. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 7, 2003, File No. 1-10410.)
†10	(46)
		Amended and Restated Executive Deferred Compensation Plan dated as of October 27, 1995. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed March 6, 1996, File No. 1-10410.)
†10	(47)
		Amendment dated April 24, 1997 to Harrah's Entertainment, Inc.'s Executive Deferred Compensation Plan. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed August 13, 1997, File No. 1-10410.)
†10	(48)
		Amendment dated April 30, 1998 to the Harrah's Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 7, 1998, File No. 1-10410.)
†10	(49)
		Amendment dated October 29, 1998 to the Harrah's Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 19, 1999, File No. 1-10410.)
†10	(50)
		Restated Amendment, dated July 18, 1996, to Harrah's Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed March 11, 1997, File No. 1-10410.)
†10	(51)
		Amendment dated as of November 15, 2000 to the Harrah's Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference from the Company's Annual Report on Form 10-K filed on March 28, 2001, File No. 1-10410.)
†10	(52)
		Amendment dated as of February 21, 2001 to the Harrah's Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed May 11, 2001, File No. 1-10410.)
†10	(53)
		Amendment dated as of January 1, 2003 to the Harrah's Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 7, 2003, File No. 1-10410.)
†10	(54)
		Letter Agreement with Wells Fargo Bank Minnesota, N.A., dated August 31, 2000, concerning appointment as Escrow Agent under Escrow Agreement for deferred compensation plans. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed November 13, 2000, File No. 1-10410.)

†10	(55)
		Amendment to Escrow Agreement, dated April 26, 2000, between Harrah's Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A., Successor to Bank of America, N.A. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed November 13, 2000, File No. 1-10410.)
10	(56)
		Trust Agreement dated June 20, 2001 by and between Harrah's Entertainment, Inc. (the "Company") and Wells Fargo Bank Minnesota, N.A. (the "Trustee"). (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed November 9, 2001, File No. 1-10410.)
†10	(57)
		Time Accelerated Restricted Stock Award Plan ("TARSAP") program dated December 12, 1996. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed March 11, 1997, File No. 1-10410.)
†10	(58)	Amendment to Harrah's Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed August 12, 1999, File No. 1-10410.)
†10	(59)
		Amendment to Harrah's Entertainment, Inc. 1990 Stock Option Plan, dated as of February 23, 2000. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed August 14, 2000, File No. 1-10410.)
†10	(60)	Harrah's Entertainment, Inc. 2000 Senior Executive Incentive Plan.. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed August 14, 2000, File No. 1-10410.)
†10	(61)	TARSAP Deferral Plan dated July 28, 1999. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed November 12, 1999, Filed No. 1-10410.)
†10	(62)	Time Accelerated Restricted Stock Award Plan II (TARSAP II) dated April 26, 2000. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed August 14, 2000, File No. 1-10410.)
†10	(63)
		Harrah's Entertainment, Inc. 2001 Executive Stock Incentive Plan. (Incorporated by reference from the Company's Registration Statement on Form S-8 of Harrah's Entertainment, Inc., File No. 333-63856, filed June 26, 2001.)
†10	(64)
		Amendment dated as of January 1, 2003 to the Harrah's Entertainment, Inc. 2001 Executive Stock Incentive Plan. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 7, 2003, File No. 1-10410.)
**12		Computations of ratios.
14
		Harrah's Entertainment, Inc. Code of Business Conduct and Ethics for Principal Officers, adopted February 26, 2003. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 7, 2003, File No. 1-10410.)
**21		List of subsidiaries of Harrah's Entertainment, Inc.
**23		Independent Auditors' Consent.
**31	(1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 4, 2004.
**31	(2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 4, 2004.

**32	(1)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 4, 2004.
**32	(2)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 4, 2004.
**99		Description of Governmental Regulation.

**
Filed herewith.

†
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form pursuant to Item 14(c) of Form 10-K.

(b)
The following reports on Form 8-K were filed by the Company during the fourth quarter of 2003 and thereafter through March 4, 2004:

(i)
Form 8-K filed October 22, 2003, furnishing our press release reporting third quarter earnings.

(ii)
Form 8-K filed November 4, 2003, reporting the declaration of a cash dividend.

(iii)
Form 8-K filed November 7, 2003, regarding a request from the Federal Trade Commission for additional information in connection with the acquisition of Horseshoe Gaming Holding Corp.

(iv)
Form 8-K filed December 12, 2003, regarding the sale of $500 million of 5.375% Senior Notes due 2013.

(v)
Form 8-K filed January 23, 2004, (i) regarding the entering into a definitive agreement whereby Boyd Gaming Corporation will acquire all of the outstanding limited and general partnership interests of Red River Entertainment of Shreveport Partnership in Commendam (the "Partnership"), subject to regulatory approval, and (ii) announcing the entering into a definitive agreement to purchase Binion's Horseshoe Hotel & Casino, subject to regulatory approval.

(vi)
Form 8-K filed February 4, 2004, reporting the declaration of a cash dividend.

(vii)
Form 8-K filed February 4, 2004, furnishing our press release regarding fourth quarter and full year results for 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRAH'S ENTERTAINMENT, INC.
Dated: March 4, 2004	By:	/s/ GARY W. LOVEMAN Gary W. Loveman, Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BARBARA T. ALEXANDER Barbara T. Alexander	Director	March 4, 2004
/s/ FRANK J. BIONDI, JR. Frank J. Biondi, Jr.	Director	March 4, 2004
/s/ JOE M. HENSON Joe M. Henson	Director	March 4, 2004
/s/ RALPH HORN Ralph Horn	Director	March 4, 2004
/s/ GARY W. LOVEMAN Gary W. Loveman	Director, Chief Executive Officer and President	March 4, 2004
/s/ R. BRAD MARTIN R. Brad Martin	Director	March 4, 2004
/s/ GARY G. MICHAEL Gary G. Michael	Director	March 4, 2004
/s/ ROBERT G. MILLER Robert G. Miller	Director	March 4, 2004

/s/ PHILIP G. SATRE Philip G. Satre	Director and Chairman of the Board	March 4, 2004
/s/ BOAKE A. SELLS Boake A. Sells	Director	March 4, 2004
/s/ CHRISTOPHER J. WILLIAMS Christopher J. Williams	Director	March 4, 2004
/s/ CHARLES L. ATWOOD Charles L. Atwood	Senior Vice President and Chief Financial Officer	March 4, 2004
/s/ ANTHONY D. MCDUFFIE Anthony D. McDuffie	Vice President, Controller and Chief Accounting Officer	March 4, 2004

Schedule II

HARRAH'S ENTERTAINMENT, INC.
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions from Reserves		Balance at End of Period
YEAR ENDED DECEMBER 31, 2003
Allowance for doubtful accounts
Current	$55,860	$4,950	$81		$(9,425	)(a)	$51,466

Long-term	$155	$–	$–		$(75)		$80

Liability to sellers under acquisition agreement(b)	$25,641	$–	$–		$(1,147)		$24,494

Reserve for structural repairs(c)	$5,000	$–	$147		$(2,064)		$3,083

YEAR ENDED DECEMBER 31, 2002
Allowance for doubtful accounts
Current(d)	$60,149	$(2,521)	$8,225	(e)	$(9,993	)(a)	$55,860

Long-term	$24,989	$–	$–		$(24,834	)(f)	$155

Liability to sellers under acquisition agreement(b)	$26,220	$–	$–		$(579)		$25,641

Reserve for structural repairs(c)	$–	$5,000	$–		$–		$5,000

YEAR ENDED DECEMBER 31, 2001
Allowance for doubtful accounts
Current(d)	$48,435	$4,999	$10,937	(g)	$(4,222	)(a)	$60,149

Long-term	$156	$–	$24,833	(f)	$–		$24,989

Reserve against investments in and advances to nonconsolidated affiliates(h)	$249,850	$–	$(24,833)	(f)	$(225,017)		$–

Liability to sellers under acquisition agreement(b)	$25,925	$–	$295	(i)	$–		$26,220

(a)
Uncollectible accounts written off, net of amounts recovered.

(b)
We acquired Players International, Inc., ("Players") in March 2000. In 1995, Players acquired a hotel and land adjacent to its riverboat gaming facility in Lake Charles, Louisiana, for cash plus future payments to the seller based on the number of passengers boarding the riverboat casinos during a defined term. In accordance with the guidance provided by APB 16 regarding the recognition of liabilities assumed in a business combination accounted for as a purchase, Players estimated the net present value of the future payments to be made to the sellers and recorded that amount as a component of the total consideration paid to acquire these assets. Our recording of this liability in connection with the purchase price allocation process following the Players acquisition was originally reported in 2000. The long-term portion of this liability is included in Deferred credits and other on our Consolidated Balance Sheets; the current portion of this obligation is included in Accrued expenses on our Consolidated Balance Sheets.

(c)
During 2002, we discovered that water leaks had caused considerable damage to a hotel tower at our property in Reno, Nevada. Following an initial assessment of the extent of the damage, our design and construction department (assisted by third-party experts), estimated that the costs to repair the damage would total approximately $5 million.

(d)
2001 and 2002 amounts have been restated to reflect Harrah's Vicksburg and Harrah's Shreveport as assets held for sale. See Note 15 to our Consolidated Financial Statements.

(e)
2002 Charged to Other Accounts consists primarily of the balance acquired from our acquisition and consolidation of JCC Holding Company in our financial statements. 2002 Charged to Other Accounts also includes re-established accounts that had been previously deemed uncollectible.

(f)
In 2000, National Airlines, Inc. ("NAI") filed for Chapter 11 Bankruptcy, and we recorded write-offs and reserves for our investment in and loans to NAI and our estimated net exposure under letters of credit issued on behalf of NAI. In June 2001, we abandoned all rights to our equity ownership interest in NAI and removed the investment balance and associated reserves from our balance sheet. Since we no longer held an equity investment in NAI, we transferred our reserve balance related to NAI to a long-term receivable and an associated allowance for doubtful accounts. In 2002, we removed the receivable and associated allowance from our general ledger.

(g)
2001 Charges to Other Accounts consists primarily of balances acquired from our acquisition of Harveys Casino Resorts on July 31, 2001.

(h)
See Note 14 to our Consolidated Financial Statements.

(i)
2001 Charges to Other Accounts represents the true-up of our liability to sellers under the Players acquisition agreement. See Note (b) above.

QuickLinks

PART I
  ITEM 1. Business.
  ITEM 2. Properties.
  ITEM 3. Legal Proceedings.
  ITEM 4. Submission of Matters to a Vote of Security Holders.
PART II
  ITEM 5. Market for the Company's Common Stock and Related Stockholder Matters.
  ITEM 6. Selected Financial Data.
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  ITEM 8. Financial Statements and Supplementary Data.
INDEPENDENT AUDITORS' REPORT
HARRAH'S ENTERTAINMENT, INC. CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share amounts)
HARRAH'S ENTERTAINMENT, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (In thousands) (Notes 4, 13 and 14)
HARRAH'S ENTERTAINMENT, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, unless otherwise stated)
PART III
PART IV
  ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.