Form 10-Q
period 2004-03-31
HARRAHS ENTERTAINMENT INC
filed 2004-05-07
CIK 858339

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2004
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

        At April 30, 2004, there were 112,813,976 shares of the Company's Common Stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

        The accompanying unaudited Consolidated Condensed Financial Statements of Harrah's Entertainment, Inc., a Delaware corporation, have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles in the United States. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our 2003 Annual Report to Stockholders.

HARRAH'S ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31, 2004	Dec. 31, 2003
(In thousands, except share amounts)
ASSETS
Current assets
Cash and cash equivalents	$357,121	$409,942
Receivables, less allowance for doubtful accounts of $51,475 and $51,466	95,202	90,991
Deferred income taxes	70,014	68,323
Income tax receivable	15,846	36,166
Prepayments and other	59,823	55,929
Inventories	20,385	23,286

Total current assets	618,391	684,637

Land, buildings, riverboats and equipment	5,923,390	5,797,185
Less: accumulated depreciation	(1,741,313)	(1,701,290)

	4,182,077	4,095,895
Assets held for sale (Note 1)	211,865	210,311
Goodwill (Notes 3 and 4)	922,542	907,506
Intangible assets (Notes 3 and 4)	353,470	315,019
Investments in and advances to nonconsolidated affiliates	8,485	8,001
Escrow deposit for pending acquisition (Note 4)	75,000	75,000
Deferred costs and other	290,371	282,475

	$6,662,201	$6,578,844

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$123,106	$117,941
Accrued expenses	535,245	463,389
Current portion of long-term debt (Note 6)	1,652	1,632

Total current liabilities	660,003	582,962
Liabilities held for sale (Note 1)	10,769	10,873
Long-term debt (Note 6)	3,580,095	3,671,889
Deferred credits and other	198,496	194,017
Deferred income taxes	329,499	330,674

	4,778,862	4,790,415

Minority interests	31,803	49,989

Commitments and contingencies (Notes 4, 6, 8 and 9)
Stockholders' equity (Notes 2 and 5)
Common stock, $0.10 par value, authorized—360,000,000 shares, outstanding—112,428,804 and 110,889,294 shares (net of 35,118,197 and 35,078,478 shares held in treasury)	11,243	11,089
Capital surplus	1,341,093	1,277,903
Retained earnings	513,563	466,662
Accumulated other comprehensive income	209	151
Deferred compensation related to restricted stock	(14,572)	(17,365)

	1,851,536	1,738,440

	$6,662,201	$6,578,844

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH'S ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	First Quarter Ended March 31,
	2004	2003
(In thousands, except per share amounts)
Revenues:
Casino	$1,000,564	$939,774
Food and beverage	162,954	157,500
Rooms	95,569	83,595
Management fees	14,543	16,819
Other	49,429	45,371
Less: casino promotional allowances	(213,893)	(184,130)

Total revenues	1,109,166	1,058,929

Operating expenses:
Direct
Casino	512,713	474,230
Food and beverage	64,005	61,954
Rooms	16,722	16,652
Property general, administrative and other	228,256	222,456
Depreciation and amortization	78,072	78,528
Write-downs, reserves and recoveries	3,399	851
Project opening costs	2,435	467
Corporate expense	14,730	12,104
(Income)/losses on interests in nonconsolidated affiliates	(434)	62
Amortization of intangible assets	1,236	1,199

Total operating expenses	921,134	868,503

Income from operations	188,032	190,426
Interest expense, net of interest capitalized	(58,246)	(58,874)
Other income, including interest income	2,241	685

Income from continuing operations before income taxes and minority interests	132,027	132,237
Provision for income taxes	(48,206)	(48,814)
Minority interests	(2,090)	(3,160)

Income from continuing operations	81,731	80,263
Discontinued operations, net of income tax expense of $440	—	817

Net income	$81,731	$81,080

Earnings per share—basic
Income from continuing operations	$0.74	$0.74
Discontinued operations, net	—	0.01

Net income	$0.74	$0.75

Earnings per share—diluted
Income from continuing operations	$0.73	$0.73
Discontinued operations, net	—	0.01

Net income	$0.73	$0.74

Dividends declared per share	$0.30	$—

Weighted average common shares outstanding	110,703	108,489
Additional shares based on average market price for period applicable to:
Restricted stock	461	450
Stock options	1,450	1,127

Weighted average common and common equivalent shares outstanding	112,614	110,066

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH'S ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Quarter Ended March 31,
	2004	2003
(In thousands)
Cash flows from operating activities
Net income	$81,731	$81,080
Adjustments to reconcile net income to cash flows from operating activities:
Earnings from discontinued operations, before income taxes	—	(1,257)
Depreciation and amortization	84,372	84,781
Write-downs, reserves and recoveries	3,399	851
Other noncash items	6,711	2,649
Deferred income taxes	(2,897)	2,396
Minority interests' share of net income	2,090	3,160
(Income)/losses on interests in nonconsolidated affiliates	(434)	62
Net losses/(gains) from asset sales	669	(114)
Net change in long-term accounts	77,926	5,283
Net change in working capital accounts	17,108	36,814

Cash flows provided by operating activities	270,675	215,705

Cash flows from investing activities
Land, buildings, riverboats and equipment additions	(164,999)	(87,393)
Payment for business acquired	(39,687)	—
Purchase of minority interest in subsidiary	(37,898)	—
(Decrease)/increase in construction payables	(111)	7,236
Proceeds from other asset sales	967	141
Investments in and advances to nonconsolidated affiliates	—	(56)
Other	(2,455)	(2,252)

Cash flows used in investing activities	(244,183)	(82,324)

Cash flows from financing activities
Borrowings under lending agreements	354,207	473,775
Repayments under lending agreements	(452,007)	(622,939)
Net short-term repayments	—	(21,000)
Scheduled debt retirements	(301)	(314)
Dividends paid	(33,489)	—
Minority interests' distributions, net of contributions	(3,069)	(1,367)
Proceeds from exercises of stock options	51,901	4,326
Purchases of treasury stock	—	(8,120)
Other	161	780

Cash flows used in financing activities	(82,597)	(174,859)

Cash flows provided by/(used in) assets held for sale	3,284	(24,900)

Net decrease in cash and cash equivalents	(52,821)	(66,378)
Cash and cash equivalents, beginning of period	409,942	396,366

Cash and cash equivalents, end of period	$357,121	$329,988

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH'S ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	First Quarter Ended March 31,
	2004	2003
(In thousands)
Net income	$81,731	$81,080

Other comprehensive income:
Unrealized gains on available-for-sale securities, net of tax provision of $19	—	35
Foreign currency translation adjustments, net of tax provision of $31	58	—

	58	35

Comprehensive income	$81,789	$81,115

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH'S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2004
(UNAUDITED)

Note 1—Basis of Presentation and Organization

        Harrah's Entertainment, Inc. ("Harrah's Entertainment", the "Company", "we", "our" or "us", and including our subsidiaries where the context requires) is a Delaware corporation. As of March 31, 2004, we operate 25 casinos in 12 states under the Harrah's, Rio, Showboat, and Harveys brand names, including eleven land-based casinos, ten riverboat or dockside casinos and four casinos on Indian reservations. We view each property as an operating segment and aggregate all operating segments into one reporting segment.

        During 2003, we sold properties in Central City, Colorado, and Vicksburg, Mississippi. The operating results of those properties, including the losses recorded on the sales, are presented in our Consolidated Condensed Financial Statements for 2003 as discontinued operations.

        In conjunction with our plans to acquire Horseshoe Gaming Holding Corp. ("Horseshoe Gaming") (see Note 4), in January 2004, we announced an agreement to sell Harrah's Shreveport to avoid overexposure in that market. The sale is subject to regulatory approval and is expected to close in second quarter 2004. We have classified this property in Assets/Liabilities held for sale on our Consolidated Condensed Balance Sheets and ceased depreciating its assets in September 2003. Since the Horseshoe Gaming acquisition will give us a continued presence in the Shreveport-Bossier City market, Harrah's Shreveport's operating results have not been classified as discontinued operations.

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

        In March 2004, the Financial Accounting Standards Board ("FASB") issued Exposure Draft, "Share-Based Payment—an amendment of FASB Statements No. 123 and 95." This proposed standard, which would be effective for fiscal years beginning after December 15, 2004, would require that we recognize an expense for our equity-based compensation programs, including stock options. We are currently evaluating the provisions of this proposed standard to determine its impact on our future financial statements.

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

	First Quarter Ended
	March 31, 2004	March 31, 2003
(In thousands, except earnings per share)
Net income, as reported	$81,731	$81,080
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,628)	(3,664)

Pro forma net income	$76,103	$77,416

Earnings per share:
Basic—as reported	$0.74	$0.75
Basic—pro forma	0.69	0.71
Diluted—as reported	0.73	0.74
Diluted—pro forma	0.68	0.70

Note 3—Goodwill and Other Intangible Assets

        The following table sets forth information concerning our goodwill as of March 31, 2004.

(In thousands)
Balance at December 31, 2003	$907,506
Additions or adjustments	15,036
Impairment losses	—

Balance at March 31, 2004	$922,542

        The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets.

	March 31, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In thousands)
Amortizing intangible assets:
Contract rights	$63,590	$7,289	$56,301	$63,590	$6,572	$57,018
Customer relationships	13,100	5,542	7,558	13,100	5,023	8,077

	$76,690	$12,831	63,859	$76,690	$11,595	65,095

Nonamortizing intangible assets:
Trademarks			186,311			146,624
Gaming rights			103,300			103,300

			289,611			249,924

Total			$353,470			$315,019

        The aggregate amortization expense for the three months ended March 31, 2004, for those assets that will continue to be amortized under the provisions of SFAS No. 142 was $1.2 million. Estimated annual amortization expense for those assets for the years ending December 31, 2004, 2005, 2006, 2007 and 2008 is $4.9 million, $4.8 million, $4.5 million, $3.8 million and $3.5 million, respectively.

Note 4—Acquisitions

Binion's Horseshoe Hotel and Casino

        In March 2004, we acquired certain intellectual property assets, including the rights to the Horseshoe brand in Nevada and to the World Series of Poker brand and tournament, from Horseshoe Club Operating Company ("Horseshoe Club"). MTR Gaming Group, Inc. ("MTR Gaming") acquired the assets of the Binion's Horseshoe Hotel and Casino ("Binion's Horseshoe") in Las Vegas, Nevada, including the right to use the name "Binion's" at the property, from Horseshoe Club. We will operate Binion's Horseshoe jointly with a subsidiary of MTR Gaming for one year, with options to extend the agreement for two additional years. The property, which had been closed since January 2004, reopened April 1, 2004. Operating results for Binion's Horseshoe will be consolidated with our results as long as the operating agreement is in effect.

        We paid approximately $39.7 million for the intellectual property assets, including assumption and subsequent payment of certain liabilities of Binion's Horseshoe (which included certain amounts payable to a principal of Horseshoe Gaming) and approximately $2.4 million of acquisition costs. The purchase price allocation is in process and will be completed by the end of 2004. It is anticipated that the intangible assets acquired in this transaction will be deemed to have indefinite lives and will, therefore, not be amortized. We financed the acquisition with funds from various sources, including cash flows from operations and borrowings from established debt programs.

Harrah's Shreveport and Louisiana Downs—Buyout of Minority Partners

        In first quarter 2004, we paid approximately $37.5 million to the minority owners of the company that owns Louisiana Downs and Harrah's Shreveport to purchase their ownership interest in that company. The excess of the cost to purchase the minority ownership above the capital balances was assigned to goodwill. As a result of this transaction, Harrah's Shreveport and Louisiana Downs are wholly-owned by the Company.

Horseshoe Gaming

        On September 11, 2003, we announced that we had signed a definitive agreement to acquire Horseshoe Gaming for $1.45 billion, including assumption of debt. A $75 million escrow payment was made in 2003, and under certain circumstances, this amount will be forfeited if the acquisition does not close. We expect to finance the acquisition through working capital, existing credit facilities and/or, depending on market conditions, the issuance of new debt. The purchase includes casinos in Hammond, Indiana; Tunica, Mississippi; and Bossier City, Louisiana. We also announced that we have an agreement to sell our Harrah's brand casino in Shreveport to avoid overexposure in that market. After consideration of the sale of Harrah's Shreveport, the Horseshoe Gaming acquisition will add a net 107,100 square feet of casino space and approximately 4,360 slot machines and 140 table games to our existing portfolio. Taken together with our acquisition of intellectual property rights from Horseshoe Club Operating Company, this acquisition will give Harrah's Entertainment rights to the Horseshoe brand in all of the United States. The acquisition, which is subject to regulatory approvals, is expected to close in mid-2004.

Note 5—Stockholders' Equity

        In addition to its common stock, Harrah's Entertainment has the following classes of stock authorized but unissued:

  Preferred stock, $100 par value, 150,000 shares authorized
  Special stock, $1.125 par value, 5,000,000 shares authorized—
      Series A Special Stock, 2,000,000 shares designated

        In November 2002, our Board of Directors authorized the purchase of up to three million shares of the Company's stock in the open market. These repurchases are funded through available cash and borrowings from our Credit Agreement (see Note 6). During 2003, 500,000 shares were purchased at an average price of $35.87, leaving 2.5 million shares available for purchase pursuant to the authorization, which expires December 31, 2004. No shares have been repurchased in 2004.

        In February 2004, the Company declared a cash dividend of 30 cents per share, payable on February 25, 2004, to shareholders of record as of the close of business on February 11, 2004. Quarterly cash dividends of 30 cents per share were also declared and paid in the third and fourth quarters of 2003. Subsequent to the end of first quarter, we declared a regular quarterly cash dividend of 30 cents per share, payable on May 26, 2004, to shareholders of record as of the close of business on May 12, 2004.

Note 6—Debt

Credit Agreement

        Our current credit facilities (the "Credit Agreement") provide for up to $1.9625 billion in borrowings. The Credit Agreement matures on April 23, 2008, and consists of a five-year revolving credit facility for up to $1.0625 billion and a five-year term reducing facility for up to $900 million. The Credit Agreement contains a provision that would allow an increase in the borrowing capacity to $2 billion, if mutually acceptable to the Company and the lenders. Interest on the Credit Agreement is based on our debt ratings and leverage ratio and is subject to change. As of March 31, 2004, the Credit Agreement bore interest based upon 105 basis points over LIBOR and bore a facility fee for borrowed and unborrowed amounts of 25 basis points. At our option, we may borrow at the prime rate under the Credit Agreement. As of March 31, 2004, $900.0 million in borrowings was outstanding under the Credit Agreement with an additional $66.5 million committed to back letters of credit. After consideration of these borrowings, $996.0 million of additional borrowing capacity was available to the Company as of March 31, 2004.

Interest Rate Swap Agreements

        The Company uses interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. We account for these interest rate swaps in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and all amendments thereto. SFAS No. 133 requires that all derivative instruments be recognized in the financial statements at fair value. Any changes in fair value are recorded in the income statement or in other comprehensive income, depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction and the effectiveness of the hedge. The differences to be paid or received under the terms of interest rate swap agreements are accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of interest rate swap agreements will have a corresponding effect on future cash flows.

        Interest rate swap agreements contain a credit risk that the counterparties may be unable to meet the terms of the agreements. We minimize that risk by evaluating the creditworthiness of our counterparties, which are limited to major banks and financial institutions, and we do not anticipate nonperformance by the counterparties.

        As of March 31, 2004, we were a party to four interest rate swaps for a total notional amount of $500 million. These interest rate swaps serve to manage the mix of our debt between fixed and variable rate instruments by effectively converting fixed rates associated with long-term debt obligations to floating rates. The major terms of the interest rate swaps are as follows.

Effective Date	Type of Hedge	Fixed Rate Received	Variable Rate Paid	Notional Amount (In millions)	Maturity Date
Dec. 29, 2003	Fair Value	7.875%	6.968%	$50	Dec. 15, 2005
Dec. 29, 2003	Fair Value	7.875%	6.972%	150	Dec. 15, 2005
Jan. 30, 2004	Fair Value	7.125%	5.399%	200	June 1, 2007
Feb. 2, 2004	Fair Value	7.875%	6.975%	100	Dec. 15, 2005

        The Company's interest rate swaps qualify for the "shortcut" method allowed under SFAS No. 133, which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments. The net effect of the above swaps reduced our first quarter 2004 interest expense by $1.2 million.

Registration of 5.375% Senior Notes

        During December 2003, we issued $500 million of 5.375% Senior Notes due in 2013 in a Rule 144A private placement. We agreed to offer to exchange the 5.375% Senior Notes issued in the private placement offering with the fully registered 5.375% Senior Notes within 210 days of issuance. Should we fail to complete the registration and related exchange offer for the 5.375% Senior Notes, the interest rate will increase by up to 0.5% per annum. However, we expect to complete the exchange offer within the required time period.

Commercial Paper

        To provide the Company with cost-effective borrowing flexibility, we have a $200 million commercial paper program that is used to borrow funds for general corporate purposes. At March 31, 2004, there were no borrowings under this program.

Debt Repurchase Program

        In July 2003, our Board of Directors authorized the Company to retire, from time to time through cash purchases, portions of our outstanding debt in open market purchases, privately negotiated transactions or otherwise. These repurchases will be funded through available cash from operations, borrowings from our Credit Agreement and our 5.375% Senior Notes. Such repurchases will depend on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors. As of December 31, 2003, $159.5 million of our 7.875% Senior Subordinated Notes had been retired under this authorization. No additional debt was retired in first quarter 2004.

Note 7—Supplemental Cash Flow Disclosures

Cash Paid for Interest and Taxes

        The following table reconciles our interest expense, net of interest capitalized, per the Consolidated Condensed Statements of Income, to cash paid for interest:

	First Quarter Ended
	March 31, 2004	March 31, 2003
(In thousands)
Interest expense, net of interest capitalized	$58,246	$58,874
Adjustments to reconcile to cash paid for interest:
Net change in accruals	(9,829)	(8,557)
Amortization of deferred finance charges	(1,619)	(1,387)
Net amortization of discounts and premiums	(251)	(281)

Cash paid for interest, net of amount capitalized	$46,547	$48,649

Cash refunds of income taxes, net of payments	$(16,191)	$(29,393)

Note 8—Commitments and Contingent Liabilities

Contractual Commitments

        We continue to pursue additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties, guarantees by the Company of third-party debt and development completion guarantees.

        The agreements under which we manage casinos on Indian lands contain provisions required by law which provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled payments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations of the Indian-owned properties to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. As of March 31, 2004, our aggregate monthly commitment for the minimum guaranteed payment pursuant to these contracts for the four managed Indian-owned facilities now open, which extend for periods of up to 92 months from March 31, 2004, is $1.2 million. The maximum exposure for the minimum guaranteed payments to the tribes is unlikely to exceed $102.7 million including our exposure related to the extension of an agreement that was approved in April 2004.

        We may guarantee all or part of the debt incurred by Indian tribes, with which we have entered into management contracts, to fund development of casinos on the Indian lands. For all existing guarantees of Indian debt, we have obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, that the value of such property would satisfy our obligations in the event these guarantees were enforced. Additionally, we have received limited waivers from the Indian tribes of their sovereign immunity to allow us to pursue our rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken. The aggregate outstanding balance as of March 31, 2004, of Indian debt that we have guaranteed was $122.0 million. The outstanding balance of all of our debt guarantees, including Indian debt guarantees, at March 31, 2004, was $129.1 million. Our maximum obligation under all of our debt guarantees is $152.1 million. Our obligations under these debt guarantees extend through January 2008.

        Some of our guarantees of the debt for casinos on Indian lands were modified during 2003, resulting in the requirement under FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to recognize a liability for the estimated fair value of those guarantees. Liabilities, representing the fair value of our guarantees, and corresponding assets, representing the portion of our management fee receivable attributable to our agreements to provide the related guarantees, were recorded and are being amortized over the lives of the related agreements. We estimate the fair value of the obligations by considering what premium would have been required by us or by an unrelated party. The amounts recognized represent the present value of the premium in interest rates and fees that would have been charged to the tribes if we had not provided the guarantees. The unamortized balance of the liability for the guarantees and of the related assets at March 31, 2004, was $6.6 million.

        In March 2004, we entered into an agreement with the State of Louisiana whereby we extended our guarantee of an annual payment obligation of JCC, our wholly-owned subsidiary, of $60 million owed to the State of Louisiana. The guarantee was extended for one year to end March 31, 2007.

        Excluding the guarantees discussed above, as of March 31, 2004, we had commitments and contingencies of $313.4 million, including construction-related commitments.

        An additional payment based on a multiple of the calculated annual savings of gaming taxes may be due to Iowa West, the entity that holds the pari-mutuel and gaming license for the Bluffs Run Casino in Council Bluffs, Iowa, and with whom we have a management agreement to operate that property. Any additional payment that may be due to Iowa West could be material and would increase goodwill related to our acquisition of Harveys. (See discussion in Management's Discussion And Analysis of Financial Condition And Results of Operation, OPERATING RESULTS AND DEVELOPMENT PLANS, North Central Results, Iowa.) We are currently unable to estimate the amount of this contingency and anticipate engaging in discussions with Iowa West concerning this payment.

Severance Agreements

        As of March 31, 2004, we have severance agreements with 29 of our senior executives, which provide for payments to the executives in the event of their termination after a change in control, as defined. These agreements provide, among other things, for a compensation payment of 1.5 to 3.0 times the executive's average annual compensation, as defined, as well as for accelerated payment or accelerated vesting of any compensation or awards payable to the executive under any of our incentive plans. The estimated amount, computed as of March 31, 2004, that would be payable under the agreements to these executives based on the compensation payments and stock awards aggregated approximately $113.6 million. The estimated amount that would be payable to these executives does not include an estimate for the tax gross-up payment, provided for in the agreements, that would be payable to the executive if the executive becomes entitled to severance payments which are subject to federal excise tax imposed on the executive.

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

Item 2.    Management's Discussion And Analysis Of Financial Condition And Results Of Operations

        The following discussion and analysis of the financial position and operating results of Harrah's Entertainment, Inc. (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as "Harrah's Entertainment", the "Company", "we", "our" and "us") for first quarter 2004 and 2003, updates, and should be read in conjunction with, Management's Discussion and Analysis of Financial Condition and Results of Operations presented in our 2003 Annual Report.

ACQUISITIONS

Binion's Horseshoe Hotel and Casino

        In March 2004, we acquired certain intellectual property assets, including the rights to the Horseshoe brand in Nevada and to the World Series of Poker brand and tournament, from Horseshoe Club Operating Company ("Horseshoe Club"). MTR Gaming Group, Inc. ("MTR Gaming") acquired the assets of the Binion's Horseshoe Hotel and Casino ("Binion's Horseshoe") in Las Vegas, Nevada, including the right to use the name "Binion's" at the property, from Horseshoe Club. We will operate Binion's Horseshoe jointly with a subsidiary of MTR Gaming for one year, with options to extend the agreement for two additional years. The property, which had been closed since January 2004, reopened April 1, 2004. Operating results for Binion's Horseshoe will be consolidated with our results as long as the operating agreement is in effect.

        We paid approximately $39.7 million for the intellectual property assets, including assumption and subsequent payment of certain liabilities of Binion's Horseshoe (which included certain amounts payable to a principal of Horseshoe Gaming) and approximately $2.4 million of acquisition costs. The purchase price allocation is in process and will be completed by the end of 2004. It is anticipated that the intangible assets acquired in this transaction will be deemed to have indefinite lives and will, therefore, not be amortized. We financed the acquisition with funds from various sources, including cash flows from operations and borrowings from established debt programs.

Horseshoe Gaming

        In September 2003, we announced that we had signed a definitive agreement to acquire Horseshoe Gaming Holding Corporation ("Horseshoe Gaming") for $1.45 billion, including assumption of debt. A $75 million escrow payment was made in 2003, and under certain circumstances, this amount will be forfeited if the acquisition does not close. We expect to finance the acquisition through working capital, existing credit facilities and/or, depending on market conditions, the issuance of new debt. The purchase includes casinos in Hammond, Indiana; Tunica, Mississippi; and Bossier City, Louisiana. We also announced that we have an agreement to sell our Harrah's brand casino in Shreveport to avoid overexposure in that market. After consideration of the sale of Harrah's Shreveport, the Horseshoe Gaming acquisition will add a net 107,100 square feet of casino space and approximately 4,360 slot machines and 140 table games to our existing portfolio. Taken together with our acquisition of intellectual property rights from Horseshoe Club Operating Company, this acquisition will give Harrah's Entertainment rights to the Horseshoe brand in all of the United States. The acquisition, which is subject to regulatory approvals, is expected to close in mid-2004.

        The sale of Harrah's Shreveport is subject to regulatory approval and is expected to close in second quarter 2004. We have classified this property in Assets/Liabilities held for sale on our Consolidated Condensed Balance Sheets and ceased depreciating its assets in September 2003. Since the Horseshoe Gaming acquisition will give us a continued presence in the Shreveport-Bossier City market, Harrah's Shreveport's operating results have not been classified as discontinued operations.

OPERATING RESULTS AND DEVELOPMENT PLANS

Overall

	First Quarter
			Percentage Increase/ (Decrease)
	2004	2003
(In millions, except earnings per share)
Casino revenues	$1,000.6	$939.8	6.5%
Total revenues	1,109.2	1,058.9	4.8%
Income from operations	188.0	190.4	(1.3)%
Income from continuing operations	81.7	80.3	1.7%
Net income	81.7	81.1	0.7%
Earnings per share—diluted
From continuing operations	0.73	0.73	0.0%
Net income	0.73	0.74	(1.4)%
Operating margin	16.9%	18.0%	(1.1	)pts

        First quarter 2004 revenues increased 4.8% over first quarter 2003 driven by record revenues at our Southern Nevada properties and our South Central properties, including Louisiana Downs, where slot machines were introduced in the second quarter of 2003. Income from continuing operations was 1.7% above first quarter last year despite lower results in several of our markets, which were affected by higher gaming taxes and marketing costs during the quarter.

        The executive officers of our Company review operating results, assess performance and make decisions related to the allocation of resources on a property-by-property basis. We, therefore, believe that each property is an operating segment and that it is appropriate to aggregate and present the operations of our Company as one reportable segment. In order to provide more detail in a more understandable manner than would be possible on a consolidated basis, our properties have been grouped as follows to facilitate discussion of our operating results:

West	East	North Central	South Central	Managed/Other
Harrah's Reno Harrah's/Harveys Lake Tahoe Bill's Harrah's Las Vegas Rio Harrah's Laughlin	Harrah's Atlantic City Showboat Atlantic City	Harrah's Joliet Harrah's East Chicago Harrah's North Kansas City Harrah's Council Bluffs Bluffs Run Harrah's St. Louis Harrah's Metropolis	Harrah's Shreveport Harrah's Lake Charles Harrah's Tunica Harrah's New Orleans Harrah's Louisiana Downs	Harrah's Ak-Chin Harrah's Cherokee Harrah's Prairie Band Harrah's Rincon

West Results

	First Quarter
			Percentage Increase/ (Decrease)
	2004	2003
(In millions)
Casino revenues	$247.4	$220.6	12.1%
Total revenues	364.1	332.4	9.5%
Income from operations	74.1	56.9	30.2%
Operating margin	20.4%	17.1%	3.3	pts

        Our West properties posted record first quarter revenues and income from operations in 2004, driven by results from our Southern Nevada properties where strong cross-market play at our two Las Vegas properties and room pricing trends in Las Vegas helped Southern Nevada revenues increase by 13.3% over 2003 levels. Income from operations for our Southern Nevada properties was 45.7% higher than in first quarter 2003 as a result of the higher revenues and improved operating margins. Revenues in Northern Nevada were 1.2% higher than in the first quarter last year, but income from operations was 27.5% below first quarter 2003, due to increased marketing expenses to stimulate demand in response to increased competition from Native American gaming facilities in Northern California.

East Results

	First Quarter
			Percentage Increase/ (Decrease)
	2004	2003
(In millions)
Casino revenues	$197.4	$186.6	5.8%
Total revenues	181.8	178.4	1.9%
Income from operations	44.6	43.6	2.3%
Operating margin	24.5%	24.4%	0.1	pts

        Despite new competition in Atlantic City, the strong performance of our Showboat property led to improved combined results for our two East properties. First quarter 2004 revenues for our Atlantic City properties were 1.9% higher than first quarter 2003, and income from operations was 2.3% higher. Results at Showboat were aided by a new hotel tower that opened in second quarter 2003 and 450 slot machines that were added in third quarter 2003. Harrah's Atlantic City has been more directly affected than Showboat by the first new competitor in the Atlantic City market in more than a decade, but marketing programs to address the aggressive customer acquisition campaign of the new competitor are having some success.

North Central Results

	First Quarter
			Percentage Increase/ (Decrease)
	2004	2003
(In millions)
Casino revenues	$353.6	$355.8	(0.6)%
Total revenues	343.7	346.7	(0.9)%
Income from operations	50.6	65.2	(22.4)%
Operating margin	14.7%	18.8%	(4.1	)pts

        Chicagoland/Illinois—Combined first quarter 2004 revenues at Harrah's Joliet, Harrah's East Chicago and Harrah's Metropolis fell 2.2% from last year's first quarter revenues. Combined income from operations was 31.3% below first quarter last year due primarily to increases in state gaming and admission taxes, increased marketing costs and a retroactive real estate tax assessment for our East Chicago property.

        A $27 million renovation project designed to enhance the amenities and update the facilities at Harrah's East Chicago will be completed in second quarter 2004. As of March 31, 2004, $11.9 million had been spent on this project.

        Missouri—First quarter revenues at our Missouri properties decreased 1.0%, and income from operations was 14.3% below last year's first quarter. Gains at our St. Louis property, driven by our Total Rewards program and improvements made to the slot floor, were more than offset by declines at our North Kansas City property where recent capital improvements by two competitors impacted results.

        Construction is underway on an $80 million expansion of Harrah's St. Louis, which will include a second hotel tower, redesign of the hotel lobby, new valet parking areas, the addition of parking garage express ramps and the expansion of two restaurants and other amenities. A new restaurant and nightclub opened in April and the hotel tower and remaining amenities are due to open in third quarter 2004. As of March 31, 2004, $51.3 million had been spent on this project.

        A $107 million expansion and property enhancement project at Harrah's North Kansas City will break ground in second quarter 2004. This project, which will add a 206-room hotel addition, new restaurants and other amenities, is expected to be completed by the end of 2005.

        Iowa—Revenues for first quarter 2004 from our Iowa properties were 3.4% higher than first quarter 2003 revenues, but income from operations was 6.0% below first quarter 2003 due, in part, to higher gaming taxes at our Bluffs Run property where gaming taxes increased in accordance with a predetermined rate increase.

        Casinos at racetracks in Iowa historically have been taxed at a higher rate (36% in 2004) than the casinos on riverboats operating in Iowa (20%). The Iowa Supreme Court issued an opinion in June 2002 that this disparity was unconstitutional. The State appealed the Iowa Supreme Court's decision to the United States Supreme Court and in June 2003, the United States Supreme Court overturned the ruling and remanded the case back to the Iowa Supreme Court for further consideration. In February 2004, the Iowa Supreme Court ruled that the disparity violates the Iowa Constitution, a ruling the State appealed to the United States Supreme Court in April 2004.

        In April 2004, the Iowa legislature passed legislation to effectively settle the issues regarding the gaming tax rates. The new legislation provides for a tax rate of 22% for both riverboats and racetracks effective July 1, 2004. However, racetracks have the option to conduct table games and video games that simulate table games by paying a $10 million fee to the State and a gaming tax rate of 24%. 20% of the $10 million fee could be used to offset wagering taxes for each of the five fiscal years beginning July 1, 2008. Also, for the period July 1, 2002, to June 30, 2004, racetracks will make a lump sum non-refundable payment to the State to enable the State to receive a total amount of taxes for that period based on a 24% tax rate. We estimate that Bluffs Run will pay approximately $10 million for this lump sum payment. During that period we had paid taxes at the 20% rate for Bluffs Run, following the State's instructions. However, given the uncertainty of this situation, we continued to accrue gaming taxes at the higher rate (32%-36%) and have accrued approximately $18.0 million, after consideration of the lump sum payment, in state gaming taxes that we may not have to pay. Accruals related to Iowa gaming taxes will be adjusted in second quarter 2004.

        An additional payment based on a multiple of the calculated annual savings may be due to Iowa West Racing Association ("Iowa West"), the entity holding the pari-mutuel and gaming license for the Bluffs Run Casino and with whom we have a management agreement to operate that property. Any additional payment that may be due to Iowa West could be material and would increase goodwill attributed to the Bluffs Run property. We are currently unable to estimate the amount of this contingency and anticipate engaging in discussions with Iowa West concerning this payment.

South Central Results

	First Quarter
			Percentage Increase/ (Decrease)
	2004	2003
(In millions)
Casino revenues	$202.1	$176.7	14.4%
Total revenues	201.9	180.1	12.1%
Income from operations	30.7	30.0	2.3%
Operating margin	15.2%	16.7%	(1.5	)pts

        Combined first quarter 2004 revenues from our South Central properties were 12.1% higher than in first quarter 2003 and income from operations was 2.3% higher than last year's first quarter. The increase in revenues was aided by 900 slot machines put into service in second quarter 2003 at Louisiana Downs and higher revenues from Harrah's New Orleans and Harrah's Lake Charles.

        The new permanent facility at Louisiana Downs opened in second quarter 2004 with approximately 1,400 slot machines, completing Phase II of the approximately $110 million renovation and expansion plan that began after our acquisition of that property in December 2002. As of March 31, 2004, approximately $69.8 million had been spent on this project.

        In first quarter 2004, we paid approximately $37.5 million to the minority owners of the company that owns Louisiana Downs and Harrah's Shreveport to purchase their ownership interest in that company. The excess of the cost to purchase the minority ownership above the capital balances was assigned to goodwill. As a result of this transaction, Harrah's Shreveport and Louisiana Downs are wholly-owned by the Company.

        Construction will begin in second quarter 2004 on a 450-room, $142 million hotel at Harrah's New Orleans, which currently has no hotel rooms. The hotel is expected to open in mid-2006.

Managed Casinos and Other

        Our managed and other results were lower than in first quarter 2003 due to lower fee structures at some of our managed casinos where management agreements have been extended.

        Construction began in January 2004 on a $60 million expansion of Harrah's Cherokee Smoky Mountains Casino in Cherokee, North Carolina, that will add a 15-story, hotel tower with approximately 320 rooms, which is scheduled for completion in second quarter 2005. We have executed a contract extension for management of the Cherokee property until November 2011, which was approved by the National Indian Gaming Commission in April 2004.

        A $165 million expansion of the Harrah's Rincon property began in December 2003. The expansion will add a 21-story hotel tower with approximately 460 rooms, a spa, a new hotel lobby, additional meeting space, additional casino space and a 1,200-space parking structure. The expansion is scheduled for completion by the end of 2004.

        Construction is underway on a $55 million expansion project at Harrah's Prairie Band. The expansion will include the addition of approximately 200 hotel rooms, a 12,000-square-foot convention center and a new restaurant. The project is expected to be completed in late 2004.

        Construction costs of Indian casinos and hotels have been funded by the tribes or by the tribes' debt, some of which we guarantee. See DEBT AND LIQUIDITY for further discussion of our guarantees of debt related to Indian projects.

Other Factors Affecting Net Income

	First Quarter
			Percentage Increase/ (Decrease)
	2004	2003
(In millions)
(Income)/expense
Development costs	$3.3	$2.8	17.9%
Corporate expense	14.7	12.1	21.5%
Interest expense, net	58.2	58.9	(1.2)%
Other income	(2.2)	(0.7)	N/M
Effective tax rate	36.5%	36.9%	(0.4	)pts
Minority interests	$2.1	$3.2	(34.4)%
Discontinued operations, net of income taxes	—	(0.8)	N/M

N/M
= Not Meaningful

        Development costs for first quarter 2004 were higher than in first quarter last year due to increased development activities in many jurisdictions, including the United Kingdom, considering allowing development and operation of casinos or casino-like operations.

        Corporate expense increased 21.5% in first quarter 2004 from the prior year due to costs associated with the Company's compliance with Section 404 of the Sarbanes-Oxley Act and accelerated depreciation on some corporate assets.

        Interest expense decreased in first quarter 2004 from 2003 due to a slightly lower average debt balance in 2004 and savings due to our interest rate swap agreements. For our fixed-rate debt subject to interest rate swap agreements, the average interest rate received was 7.6% at March 31, 2004, compared to 6.3% average interest rate paid on the swaps. The average interest rate on our variable-rate debt, excluding the impact of our swap agreements, was 2.2% at March 31, 2004 and 2003. A change in interest rates will impact our financial results. For example, assuming a constant outstanding balance for our variable-rate debt for the next twelve months, a hypothetical 1% change in corresponding interest rates would change interest expense for the next twelve months by approximately $14.0 million, or $3.5 million per quarter. Our variable-rate debt, including $500 million of fixed-rate debt for which we have entered into interest rate swap agreements, represents approximately 39% of our total debt, while our fixed-rate debt is approximately 61% of our total debt. (For discussion of our interest rate swap agreements, see DEBT AND LIQUIDITY, Interest Rate Swap Agreements.)

        Other income was higher in first quarter 2004 than in first quarter last year due primarily to higher interest income in 2004 on the cash surrender value of life insurance policies.

        The effective tax rates for both periods are higher than the federal statutory rate due primarily to state income taxes. Our effective tax rate was lower in first quarter 2004 than in first quarter last year due to the mix of taxable income among the various states, but it was the same as the 2003 full year rate.

        Minority interests reflect minority owners' shares of income at joint venture casinos, which decreased in 2004 from the prior year as a result of lower earnings from a joint venture property.

        Discontinued operations in 2003 reflect the results of Harveys Wagon Wheel Hotel/Casino in Central City, Colorado, and Harrah's Vicksburg in Vicksburg, Mississippi, both of which were sold in 2003.

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

        Our planned development projects, if they go forward, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. Cash needed to finance projects currently under development as well as additional projects pursued is expected to be made available from operating cash flows, bank borrowings (see DEBT AND LIQUIDITY), joint venture partners, specific project financing, guarantees of third-party debt and, if necessary, additional debt and/or equity offerings. Our capital spending for the first three months of 2004 totaled approximately $167.5 million. Estimated total capital expenditures for 2004 are expected to be between $500 million and $580 million, excluding estimated expenditures for our announced acquisition of Horseshoe Gaming or for development opportunities that we have not yet identified.

DEBT AND LIQUIDITY

        We generate substantial cash flows from operating activities, as reflected on the Consolidated Condensed Statements of Cash Flows. These cash flows reflect the impact on our consolidated operations of the success of our marketing and merchandizing programs, our strategic acquisitions, on-going cost containment focus and favorable variable interest rates. For the first three months of 2004 and 2003, we reported cash flows from operating activities of $270.7 and $215.7 million, respectively.

        We use the cash flows generated by the Company to fund reinvestment in existing properties for both refurbishment and expansion projects, pursue additional growth opportunities via strategic acquisitions of existing companies or properties and new development opportunities and return capital to our shareholders in the form of stock repurchase programs and dividends. When necessary, we supplement the cash flows generated by our operations with funds provided by financing activities to balance our cash requirements.

        Our cash and cash equivalents totaled approximately $357.1 million at March 31, 2004, compared to $330.0 million at March 31, 2003.

Credit Agreement

        Our current credit facilities (the "Credit Agreement") provide for up to $1.9625 billion in borrowings. The Credit Agreement matures on April 23, 2008, and consists of a five-year revolving credit facility for up to $1.0625 billion and a five-year term reducing facility for up to $900 million. The Credit Agreement contains a provision that would allow an increase in the borrowing capacity to $2 billion, if mutually acceptable to the Company and the lenders. Interest on the Credit Agreement is based on our debt ratings and leverage ratio and is subject to change. As of March 31, 2004, the Credit Agreement bore interest based upon 105 basis points over LIBOR and bore a facility fee for borrowed and unborrowed amounts of 25 basis points. At our option, we may borrow at the prime rate under the Credit Agreement. As of March 31, 2004, $900.0 million in borrowings was outstanding under the

Credit Agreement with an additional $66.5 million committed to back letters of credit. After consideration of these borrowings, $996.0 million of additional borrowing capacity was available to the Company as of March 31, 2004.

        The majority of our debt is due in the year 2005 and beyond. Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows. Long-term obligations are expected to be paid through operating cash flows, refinancing of debt, joint venture partners or, if necessary, additional debt and/or equity offerings.

Interest Rate Swap Agreements

        The Company may use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. We account for these interest rate swaps in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", and all amendments thereto. SFAS No. 133 requires that all derivative instruments be recognized in the financial statements at fair value. Any changes in fair value are recorded in the income statement or in other comprehensive income, depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction and the effectiveness of the hedge. The differences to be paid or received under the terms of interest rate swap agreements are accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of interest rate swap agreements will have a corresponding effect on future cash flows.

        Interest rate swap agreements contain a credit risk that the counterparties may be unable to meet the terms of the agreements. We minimize that risk by evaluating the creditworthiness of our counterparties, which are limited to major banks and financial institutions, and we do not anticipate nonperformance by the counterparties.

        As of March 31, 2004, we were a party to four interest rate swaps for a total notional amount of $500 million. These interest rate swaps serve to manage the mix of our debt between fixed and variable rate instruments by effectively converting fixed rates associated with long-term debt obligations to floating rates. The major terms of the interest rate swaps are as follows.

Effective Date	Notional Amount (In millions)	Fixed Rate Received	Variable Rate Paid	Next Reset Date	Maturity Date
Dec. 29, 2003	$50	7.875%	6.968%	June 15, 2004	Dec. 15, 2005
Dec. 29, 2003	150	7.875%	6.972%	June 15, 2004	Dec. 15, 2005
Jan. 30, 2004	200	7.125%	5.399%	June 1, 2004	June 1, 2007
Feb. 2, 2004	100	7.875%	6.975%	June 15, 2004	Dec. 15, 2005

        The Company's interest rate swaps qualify for the "shortcut" method allowed under SFAS No. 133, which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments. The net effect of the above swaps reduced our first quarter 2004 interest expense by $1.2 million.

Registration of 5.375% Senior Notes

        During December 2003, we issued $500 million of 5.375% Senior Notes due in 2013 in a Rule 144A private placement. We agreed to offer to exchange the 5.375% Senior Notes issued in the private placement offering with the fully registered 5.375% Senior Notes within 210 days of issuance. Should we fail to complete the registration and related exchange offer for the 5.375% Senior Notes, the interest rate will increase by up to 0.5% per annum. However, we expect to complete the exchange offer within the required time period.

Commercial Paper

        To provide the Company with cost-effective borrowing flexibility, we have a $200 million commercial paper program that is used to borrow funds for general corporate purposes. At March 31, 2004, there were no borrowings under this program.

Debt Repurchase Program

        In July 2003, our Board of Directors authorized the Company to retire, from time to time through cash purchases, portions of our outstanding debt in open market purchases, privately negotiated transactions or otherwise. These repurchases will be funded through available cash from operations, borrowings from our Credit Agreement and our 5.375% Senior Notes. Such repurchases will depend on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors. As of December 31, 2003, $159.5 million of our 7.875% Senior Subordinated Notes had been retired under this authorization. No additional debt was retired in first quarter 2004.

Equity Repurchase Program

        In November 2002, our Board of Directors authorized the purchase of up to three million shares of the Company's stock in the open market. These repurchases are funded through available cash and borrowings from our Credit Agreement. During 2003, 500,000 shares were purchased at an average price of $35.87, leaving 2.5 million shares available for purchase pursuant to this authorization, which expires December 31, 2004. No shares have been repurchased in 2004.

Cash Dividends

        In February 2004, the Company declared a cash dividend of 30 cents per share, payable on February 25, 2004, to shareholders of record as of the close of business on February 11, 2004. Quarterly cash dividends of 30 cents per share were also declared and paid in the third and fourth quarters of 2003. Subsequent to the end of first quarter, we declared a regular quarterly cash dividend of 30 cents per share, payable on May 26, 2004, to shareholders of record as of the close of business on May 12, 2004.

Guarantees of Third-Party Debt and Other Obligations and Commitments

        As of March 31, 2004, there were no material additions to or changes in our contractual obligations and other commitments, which were disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations presented in our 2003 Annual Report on Form 10-K, except that during first quarter 2004, our guarantee of an annual payment obligation of Jazz Casino Company, LLC, our wholly-owned subsidiary, of $60 million was extended for one year through March 31, 2007, our purchase orders obligations increased by approximately $21.8 million and our debt decreased by $91.8 million.

        The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments, pursuant to these contracts for the four managed Indian-owned facilities now open, which extend for periods of up to 92 months from March 31, 2004, is

$1.2 million. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.

        We may guarantee all or part of the debt incurred by Indian tribes, with which we have entered management contracts, to fund development of casinos on the Indian lands. For all existing guarantees of Indian debt, we have obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, that the value of such property would satisfy our obligations in the event these guarantees were enforced. Additionally, we have received limited waivers from the Indian tribes of their sovereign immunity to allow us to pursue our rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken. The aggregate outstanding balance of such debt as of March 31, 2004, was $122.0 million.

        Some of our guarantees of the debt for casinos on Indian lands were modified during 2003, resulting in the requirement under Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to recognize a liability for the estimated fair value of those guarantees. Liabilities, representing the fair value of our guarantees, and corresponding assets, representing the portion of our management fee receivable attributable to our agreements to provide the related guarantees, were recorded and are being amortized over the lives of the related agreements. We estimate the fair value of the obligations by considering what premium would have been required by us or by an unrelated party. The amounts recognized represent the present value of the premium in interest rates and fees that would have been charged to the tribes if we had not provided the guarantees. The unamortized balance of the liability for the guarantees and of the related assets at March 31, 2004, was $6.6 million.

        An additional payment based on a multiple of the calculated annual savings of gaming taxes may be due to Iowa West, the entity that holds the pari-mutuel and gaming license for the Bluffs Run Casino in Council Bluffs, Iowa, and with whom we have a management agreement to operate that property. Any additional payment that may be due to Iowa West could be material and would increase goodwill related to our acquisition of Harveys. (See discussion in OPERATING RESULTS AND DEVELOPMENT PLANS, North Central Results, Iowa.) We are currently unable to estimate the amount of this contingency and anticipate engaging in discussions with Iowa West concerning this payment.

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

        Some states are considering legislation enabling the development and operation of casinos or casino-like operations.

        Although, historically, the short-term effect of such competitive developments on our Company generally has been negative, we are not able to determine the long-term impact, whether favorable or unfavorable, that development and expansion trends and events will have on current or future markets. We believe that the geographic diversity of our operations; our focus on multi-market customer relationships; our service training, our rewards and customer loyalty programs; and our continuing efforts to establish our brands as premier brands upon which we have built strong customer loyalty have well-positioned us to face the challenges present within our industry. We utilize the unique capabilities of WINet, a sophisticated nationwide customer database, and Total Rewards, a nationwide loyalty program that allows our customers to earn cash, comps and other benefits for playing at our casinos. We believe these sophisticated marketing tools provide us with competitive advantages, particularly with players who visit more than one market.

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

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

        We prepare our Consolidated Condensed Financial Statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated lives assigned to our assets, the determination of bad debt, asset impairment, fair value of guarantees and self-insurance reserves, the purchase price allocations made in connection with our acquisitions and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our significant accounting policies and estimates, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2003 Annual Report on Form 10-K. There were no newly identified significant accounting estimates in first quarter 2004, nor were there any material changes to the critical accounting policies and estimates discussed in our 2003 Annual Report.

RECENTLY ISSUED ACCOUNTING STANDARDS

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. Companies were required to apply the provisions of FIN 46 prospectively for all variable interest entities created after January 31, 2003. In December 2003, the FASB issued a revision to FIN 46 to clarify some of the provisions of the original interpretation and to exempt certain entities from its requirements. The additional guidance explains how to identify variable interest entities and how an enterprise should assess its interest in an entity to decide whether to consolidate that entity. Application of revised FIN 46 was required for public companies with interests in "special-purpose entities" for periods ending after December 15, 2003. Application for public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 did not have a significant impact on our results of operations or financial position.

        In March 2004, the FASB issued Exposure Draft, "Share-Based Payment—an amendment of FASB Statements No. 123 and 95." This proposed standard, which would be effective for fiscal years beginning after December 15, 2004, would require that we recognize an expense for our equity-based compensation programs, including stock options. We are currently evaluating the provisions of this proposed standard to determine its impact on our future financial statements.

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

  •
  our ability to complete acquisitions and to timely and cost-effectively integrate into our operations the companies that we acquire, including with respect to our previously announced acquisition of Horseshoe Gaming Holding Corp.;

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed-rate and variable-rate obligations. Of our approximately $3.6 billion total debt at March 31, 2004, $1.4 billion, including $500 million of fixed-rate debt for which we have entered into interest rate swap agreements, is subject to variable interest rates. For our fixed-rate debt subject to interest rate swap agreements, the average interest rate received was 7.6% at March 31, 2004, compared to 6.3% average interest rate paid on the swaps. The average interest rate on our variable-rate debt, excluding the impact of our swap agreements, was 2.2% at March 31, 2004. Assuming a constant outstanding balance for our variable rate debt for the next twelve months, a hypothetical 1% change in interest rates would change interest expense for the next twelve months by approximately $14.0 million.

        We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. We do not purchase or hold any derivative financial instruments for trading purposes.

        Although we own a business in a foreign country, which began operating in first quarter 2004, that operation is not material to our consolidated financial position, results of operations or cash flows. Additionally, foreign currency translation gains and losses were not material to our results of operations for first quarter 2004. Accordingly, the Company is not currently subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future operating results or cash flows.

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

PART II—OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the quarter ended March 31, 2004. At the Annual Meeting of Stockholders of Harrah's Entertainment, Inc. held on April 29, 2004, the following matters set forth in the Company's Proxy Statement dated March 4, 2004, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, were voted upon with the results indicated below.

  (1)
  The nominees listed below were elected directors for a three-year term ending at the 2007 Annual Meeting with the respective votes set forth opposite their names:

	FOR	WITHHELD
Ralph Horn	94,354,753	6,107,028
Gary W. Loveman	98,605,939	1,855,842
Philip G. Satre	98,687,052	1,774,729
Boake A. Sells	95,355,193	5,106,588
  (2)
  A proposal to adopt the 2004 Equity Incentive Plan was approved, with 74,227,506 votes cast FOR, 14,301,382 votes cast AGAINST, and 669,568 abstentions.

  (3)
  A proposal to adopt the 2005 Senior Executive Incentive Plan was approved, with 89,518,120 votes cast FOR, 10,242,773 votes cast AGAINST, and 701,888 abstentions.

  (4)
  A proposal to adopt a shareholder proposal concerning political contributions was not approved, with 8,543,216 votes cast FOR, 74,992,942 votes cast AGAINST, and 5,662,296 abstentions.

  (5)
  A proposal to ratify the appointment of Deloitte & Touche LLP to serve as independent auditors of the Company for the 2004 calendar year was approved, with 94,492,694 votes cast FOR, 5,368,633 votes cast AGAINST, and 601,454 abstentions.

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

*EX—10.1	Form of Interest Rate Swap Agreements with BNP Paribas, JPMorgan Chase Bank, and The Royal Bank of Scotland, PLC.
*EX—31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2004.
*EX—31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2004.
*EX—32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2004.
*EX—32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2004.

*
Filed herewith.

(b)
The following reports on Form 8-K were filed by the Company during first quarter 2004 and thereafter through April 30, 2004.

(i)
Form 8-K filed January 23, 2004, (i) reporting the entering of a definitive agreement whereby Boyd Gaming Corporation will acquire all of the outstanding limited and general partnership interests of Red River Entertainment of Shreveport Partnership in

      Commendam, subject to regulatory approval, and (ii) announcing the entering of a definitive agreement to acquire Binion's Horseshoe Hotel & Casino, subject to regulatory approval.

    (ii)
    Form 8-K filed February 4, 2004 reporting the declaration of a cash dividend.

    (iii)
    Form 8-K filed February 4, 2004 furnishing our press release reporting fourth quarter and full year results for 2003.

    (iv)
    Form 8-K filed March 22, 2004 reporting the completion of the sale of Binion's Horseshoe Hotel & Casino to Speakeasy Gaming of Fremont, Inc.

    (v)
    Form 8-K filed April 21, 2004 furnishing our press release reporting first quarter earnings.

    (vi)
    Form 8-K filed April 30, 2004 reporting the declaration of a cash dividend.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harrah's Entertainment, Inc.
May 7, 2004	By:	/s/ ANTHONY D. MCDUFFIE Anthony D. McDuffie Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description	Sequential Page No.
EX—10.1	Form of Interest Rate Swap Agreements with BNP Paribas, JPMorgan Chase Bank, and The Royal Bank of Scotland, PLC.
EX—31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2004.
EX—31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2004.
EX—32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2004.
EX—32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2004.

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
HARRAH'S ENTERTAINMENT, INC. CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
HARRAH'S ENTERTAINMENT, INC. CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
HARRAH'S ENTERTAINMENT, INC. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
HARRAH'S ENTERTAINMENT, INC. CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
HARRAH'S ENTERTAINMENT, INC. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS MARCH 31, 2004 (UNAUDITED)
  Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations
ACQUISITIONS
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