Form 10-Q
period 2004-06-30
HARRAHS ENTERTAINMENT INC
filed 2004-08-09
CIK 858339

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2004
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

        At July 31, 2004, there were 111,933,868 shares of the Company's Common Stock outstanding.

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

HARRAH'S ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30, 2004	Dec. 31, 2003
(In thousands, except share amounts)
ASSETS
Current assets
Cash and cash equivalents	$393,192	$409,942
Receivables, less allowance for doubtful accounts of $50,995 and $51,466	87,541	90,991
Deferred income taxes	70,865	68,323
Income tax receivable	17,571	36,166
Prepayments and other	77,223	55,929
Inventories	21,090	23,286

Total current assets	667,482	684,637

Land, buildings, riverboats and equipment	6,067,749	5,797,185
Less: accumulated depreciation	(1,777,275)	(1,701,290)

	4,290,474	4,095,895
Assets held for sale (Note 1)	9,207	210,311
Goodwill (Notes 3 and 4)	994,244	907,506
Intangible assets (Notes 3 and 4)	353,400	315,019
Investments in and advances to nonconsolidated affiliates	8,419	8,001
Escrow deposit for pending acquisition (Note 4)	75,000	75,000
Deferred costs and other	295,396	282,475

	$6,693,622	$6,578,844

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$148,284	$117,941
Accrued expenses	540,856	463,389
Current portion of long-term debt (Note 6)	1,662	1,632

Total current liabilities	690,802	582,962
Liabilities held for sale (Note 1)	501	10,873
Long-term debt (Note 6)	3,563,949	3,671,889
Deferred credits and other	200,199	194,017
Deferred income taxes	333,201	330,674

	4,788,652	4,790,415

Minority interests (Note 4)	33,590	49,989

Commitments and contingencies (Notes 4, 6, 8 and 9)
Stockholders' equity (Notes 2, 4 and 5)
Common stock, $0.10 par value, authorized—360,000,000 shares, outstanding—111,909,727 and 110,889,294 shares (net of 36,121,350 and 35,078,478 shares held in treasury)	11,191	11,089
Capital surplus	1,357,814	1,277,903
Retained earnings	516,434	466,662
Accumulated other comprehensive (loss)/income	(508)	151
Deferred compensation related to restricted stock	(13,551)	(17,365)

	1,871,380	1,738,440

	$6,693,622	$6,578,844

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH'S ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Second Quarter Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
(In thousands, except per share amounts)
Revenues
Casino	$1,005,834	$961,072	$2,006,398	$1,900,846
Food and beverage	164,054	156,818	327,008	314,318
Rooms	98,820	85,067	194,389	168,662
Management fees	14,986	18,586	29,529	35,405
Other	55,740	46,747	105,169	92,118
Less: casino promotional allowances	(210,428)	(188,070)	(424,321)	(372,200)

Total revenues	1,129,006	1,080,220	2,238,172	2,139,149

Operating expenses
Direct
Casino	501,265	493,401	1,013,978	967,631
Food and beverage	69,788	66,136	133,793	128,090
Rooms	17,326	16,932	34,048	33,584
Property general, administrative and other	239,504	220,136	467,760	442,592
Depreciation and amortization	81,976	79,010	160,048	157,538
Write-downs, reserves and recoveries	(4,539)	205	(1,140)	1,056
Project opening costs	4,133	4,122	6,568	4,589
Corporate expense	15,802	15,742	30,532	27,846
Losses/(income) on interests in nonconsolidated affiliates	150	24	(284)	86
Amortization of intangible assets	1,207	1,200	2,443	2,399

Total operating expenses	926,612	896,908	1,847,746	1,765,411

Income from operations	202,394	183,312	390,426	373,738
Interest expense, net of interest capitalized	(58,854)	(58,208)	(117,100)	(117,082)
Loss on early extinguishment of debt	—	(2,141)	—	(2,141)
Other income, including interest income	1,857	4,810	4,098	5,495

Income from continuing operations before income taxes and minority interests	145,397	127,773	277,424	260,010
Provision for income taxes	(53,225)	(46,104)	(101,431)	(94,918)
Minority interests	(1,935)	(3,735)	(4,025)	(6,895)

Income from continuing operations	90,237	77,934	171,968	158,197

Discontinued operations
Loss from discontinued operations (including loss on disposal of $1,744 and $1,744)	—	(1,923)	—	(666)
Income tax benefit	—	673	—	233

Loss from discontinued operations	—	(1,250)	—	(433)

Net income	$90,237	$76,684	$171,968	$157,764

Earnings per share—basic
Income from continuing operations	$0.81	$0.72	$1.55	$1.45
Discontinued operations, net	—	(0.01)	—	—

Net income	$0.81	$0.71	$1.55	$1.45

Earnings per share—diluted
Income from continuing operations	$0.79	$0.70	$1.52	$1.43
Discontinued operations, net	—	(0.01)	—	—

Net income	$0.79	$0.69	$1.52	$1.43

Dividends declared per share	$0.30	$—	$0.60	$—

Weighted average common shares outstanding	111,683	108,786	111,156	108,641
Additional shares based on average market price for period applicable to:
Restricted stock	466	366	466	428
Stock options	1,424	1,221	1,345	1,099

Weighted average common and common equivalent shares outstanding	113,573	110,373	112,967	110,168

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH'S ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30, 2004	June 30, 2003
(In thousands)
Cash flows from operating activities
Net income	$171,968	$157,764
Adjustments to reconcile net income to cash flows from operating activities:
Earnings from discontinued operations, before income taxes	—	666
Loss on early retirement of debt	—	2,141
Depreciation and amortization	173,739	170,195
Write-downs, reserves and recoveries	(1,140)	1,056
Other noncash items	11,517	6,554
Deferred income taxes	(925)	(3,498)
Minority interests' share of income	4,025	6,895
(Income)/losses on interests in nonconsolidated affiliates	(284)	86
Net losses from asset sales	95	47
Net change in long-term accounts	4,031	(4,871)
Net change in working capital accounts	6,292	72,857

Cash flows provided by operating activities	369,318	409,892

Cash flows from investing activities
Land, buildings, riverboats and equipment additions	(358,201)	(200,933)
Payment for businesses acquired, net of cash acquired	(40,824)	—
Minority interest buyout	(37,898)	(28,750)
Increase in construction payables	21,577	5,177
Proceeds from other asset sales	3,116	518
Investments in and advances to nonconsolidated affiliates	—	(73)
Other	(4,490)	(4,594)

Cash flows used in investing activities	(416,720)	(228,655)

Cash flows from financing activities
Proceeds from issuance of senior notes, net of discount and issue costs of $11,010	738,990	—
Loss on derivative instrument	(775)	—
Borrowings under lending agreements	737,695	1,990,447
Repayments under lending agreements	(1,595,207)	(891,148)
Borrowings under retired facility	—	161,125
Repayments under retired facility	—	(1,446,625)
Other short-term repayments	—	(60,250)
Scheduled debt retirements	(723)	(681)
Dividends paid	(67,580)	—
Purchases of treasury stock	(53,375)	(17,937)
Minority interests' distributions, net of contributions	(3,218)	(4,628)
Proceeds from exercises of stock options	62,569	17,075
Other	256	1,226

Cash flows used in financing activities	(181,368)	(251,396)

Cash flows from assets held for sale
Proceeds from sale of assets held for sale	197,561	17,556
Net transfers from assets held for sale	14,459	4,263
Loss from sale of assets held for sale	—	889

Cash flows provided by assets held for sale	212,020	22,708

Net decrease in cash and cash equivalents	(16,750)	(47,451)
Cash and cash equivalents, beginning of period	409,942	396,365

Cash and cash equivalents, end of period	$393,192	$348,914

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH'S ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Second Quarter Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
(In thousands)
Net income	$90,237	$76,684	$171,968	$157,764

Other comprehensive income:
Unrealized gains on available-for-sale securities, net of tax provision of $123 and $142	—	227	—	262
Foreign currency translation adjustments, net of tax provision of $31 and $62	57	—	115	—
Loss on derivative qualifying as cash flow hedge	(775)	—	(775)	—

	(718)	227	(660)	262

Comprehensive income	$89,519	$76,911	$171,308	$158,026

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH'S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2004
(UNAUDITED)

Note 1—Basis of Presentation and Organization

        Harrah's Entertainment, Inc. ("Harrah's Entertainment", the "Company", "we", "our" or "us", and including our subsidiaries where the context requires) is a Delaware corporation. As of July 1, 2004, we operate 28 casinos in 12 states under the Harrah's, Horseshoe, Rio, Showboat, and Harveys brand names, including 12 land-based casinos, 12 riverboat or dockside casinos and four casinos on Indian reservations. We view each property as an operating segment and aggregate all operating segments into one reporting segment.

        During 2003, we sold properties in Central City, Colorado, and Vicksburg, Mississippi. The operating results of those properties, including the losses recorded on the sales, are presented in our Consolidated Condensed Financial Statements for 2003 as discontinued operations.

        In conjunction with our plans to acquire Horseshoe Gaming Holding Corp. ("Horseshoe Gaming") (see Note 4), in May 2004, we sold Harrah's Shreveport to avoid overexposure in that market. Prior to the sale, we classified this property in Assets/Liabilities held for sale on our Consolidated Condensed Balance Sheets and we ceased depreciating the property's assets in September 2003. Since we continue to operate casinos in the Shreveport-Bossier City market, Harrah's Shreveport's operating results were not classified as discontinued operations.

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

        SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123," requires that companies provide disclosure regarding the pro forma impact of the provisions of SFAS No. 123 in interim financial statements. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123 to stock-based employee compensation.

	Second Quarter Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
(In thousands, except per share amounts)
Net income, as reported	$90,237	$76,684	$171,968	$157,764
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(5,434)	(5,609)	(11,062)	(9,273)

Pro forma net income	$84,803	$71,075	$160,906	$148,491

Earnings per share:
Basic—as reported	$0.81	$0.71	$1.55	$1.45
Basic—pro forma	$0.76	$0.65	$1.45	$1.37
Diluted—as reported	$0.79	$0.69	$1.52	$1.43
Diluted—pro forma	$0.75	$0.64	$1.42	$1.35

Note 3—Goodwill and Other Intangible Assets

        The following table sets forth information concerning our goodwill as of June 30, 2004.

(In thousands)
Balance at December 31, 2003	$907,506
Additions or adjustments	86,738
Impairment losses	—

Balance at June 30, 2004	$994,244

        The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets.

	June 30, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In thousands)
Amortizing intangible assets:
Contract rights	$63,590	$7,975	$55,615	$63,590	$6,572	$57,018
Customer relationships	13,100	6,062	7,038	13,100	5,023	8,077

	$76,690	$14,037	62,653	$76,690	$11,595	65,095

Nonamortizing intangible assets:
Trademarks			187,447			146,624
Gaming rights			103,300			103,300

			290,747			249,924

Total			$353,400			$315,019

        The aggregate amortization expense for the quarter and six months ended June 30, 2004, for those assets that continue to be amortized under the provisions of SFAS No. 142 was $1.2 million and $2.4 million, respectively. Estimated annual amortization expense for those assets for the years ending

December 31, 2004, 2005, 2006, 2007 and 2008 is $4.9 million, $4.8 million, $4.5 million, $3.8 million and $3.5 million, respectively.

Note 4—Acquisitions

Las Vegas Horseshoe Hotel and Casino

        In March 2004, we acquired certain intellectual property assets, including the rights to the Horseshoe brand in Nevada and to the World Series of Poker brand and tournament, from Horseshoe Club Operating Company ("Horseshoe Club"). MTR Gaming Group, Inc. ("MTR Gaming") acquired the assets of the Binion's Horseshoe Hotel and Casino ("Las Vegas Horseshoe") in Las Vegas, Nevada, including the right to use the name "Binion's" at the property, from Horseshoe Club. We will operate Las Vegas Horseshoe jointly with a subsidiary of MTR Gaming for one year, with options to extend the agreement for two additional years. The property, which had been closed since January 2004, reopened April 1, 2004. Operating results for Las Vegas Horseshoe will be consolidated with our results as long as the operating agreement is in effect.

        We paid approximately $40.8 million for the intellectual property assets, including assumption and subsequent payment of certain liabilities of Las Vegas Horseshoe (which included certain amounts payable to a principal of Horseshoe Gaming) and approximately $3.5 million of acquisition costs. The purchase price allocation is in process and will be completed by the end of 2004. It is anticipated that the intangible assets acquired in this transaction will be deemed to have indefinite lives and will, therefore, not be amortized. We financed the acquisition with funds from various sources, including cash flows from operations and borrowings from established debt programs. The intellectual property assets acquired in this transaction are included in Intangible assets on our Consolidated Condensed Balance Sheet at June 30, 2004.

Harrah's Shreveport and Louisiana Downs—Buyout of Minority Partners

        In first quarter 2004, we paid approximately $37.5 million to the minority owners of the company that owned Louisiana Downs and Harrah's Shreveport to purchase their ownership interest in that company. The excess of the cost to purchase the minority ownership above the capital balances was assigned to goodwill. As a result of this transaction, Harrah's Shreveport was, prior to the sale of that property, and Louisiana Downs is wholly owned by the Company.

Horseshoe Gaming

        On July 1, 2004, we acquired 100 percent of the equity interests of Horseshoe Gaming for approximately $1.55 billion, including assumption of debt valued at approximately $558 million and acquisition costs. A $75 million escrow payment that was made in 2003 was applied to the purchase price. We issued a redemption notice on July 1, 2004, for all $558 million of Horseshoe's outstanding 8 5/8% Senior Subordinated Notes due July 2009 and retired that debt on August 2, 2004. We financed the acquisition and the debt retirement through working capital and existing credit facilities. We purchased Horseshoe Gaming to acquire three properties and with the intention of growing and developing the Horseshoe brand. The purchase included casinos in Hammond, Indiana; Tunica, Mississippi; and Bossier City, Louisiana.

        In anticipation of our acquisition of Horseshoe Gaming, we sold our Harrah's brand casino in Shreveport, Louisiana, to avoid overexposure in that market. After consideration of the sale of Harrah's Shreveport, the Horseshoe Gaming acquisition added a net 107,100 square feet of casino space and approximately 4,360 slot machines and 140 table games to our existing portfolio. Taken together with our acquisition of intellectual property rights from Horseshoe Club, this acquisition gave us rights to the Horseshoe brand in all of the United States. The purchase price allocation will begin in third quarter 2004 and will be completed within one year of the acquisition. The results of the Horseshoe properties will be included with our operating results subsequent to the date of acquisition.

Chester Downs & Marina

        In July, after receiving Pennsylvania regulatory and certain local approvals, we acquired a 50-percent interest in Chester Downs & Marina, LLC ("CD&M"), an entity licensed to develop a harness-racing facility in southeastern Pennsylvania. Harrah's Entertainment and CD&M have agreed to develop Chester Downs, which will be a 5/8-mile harness racetrack facility, on a site approximately six miles south of Philadelphia International Airport. Subsequent to the end of second quarter, the Pennsylvania legislature passed and the governor signed a bill allowing up to 3,000 slot machines at each of eight racetracks, including Chester Downs, and four stand-alone slot parlors, with the potential for adding 2,000 more slots at each of those locations. We have commenced site work and demolition at the property.

Caesars Entertainment

        On July 14, 2004, we signed a definitive agreement to acquire Caesars Entertainment, Inc. ("Caesars") in a cash and stock transaction. Under the terms of the agreement, Caesars' shareholders will receive either $17.75 in cash or 0.3247 shares of Harrah's Entertainment's common stock for each outstanding share of Caesars' common stock, subject to limitations on the aggregate amount of cash to be paid and shares of stock to be issued. Caesars' shareholders will be able to elect to receive solely shares of Harrah's Entertainment's common stock or cash, to the extent available pursuant to the terms of the agreement. The aggregate estimated purchase price, calculated as of July 14, 2004, was approximately $9.4 billion. The purchase price will fluctuate due to changes in the number of outstanding shares of Caesars' stock and the balance of Caesars' outstanding debt until closing. Caesars operates 28 casinos with about two million square feet of gaming space and approximately 26,000 hotel rooms and has significant presence in Las Vegas, Atlantic City and Mississippi. The transaction is subject to regulatory and shareholders' approvals and is expected to close within one year.

Note 5—Stockholders' Equity

        In addition to its common stock, Harrah's Entertainment has the following classes of stock authorized but unissued:

  Preferred stock, $100 par value, 150,000 shares authorized
  Special stock, $1.125 par value, 5,000,000 shares authorized—
      Series A Special Stock, 2,000,000 shares designated

        In November 2002, our Board of Directors authorized the purchase of up to three million shares of the Company's stock in the open market. These repurchases are funded through available cash and borrowings from our Credit Agreement (see Note 6). In second quarter 2004, one million shares were repurchased at an average price of $53.37. A total of 1.5 million shares have been purchased under this authorization at an average price of $47.54, leaving 1.5 million shares available for purchase pursuant to this authorization, which expires December 31, 2004.

        In April 2004, the Company declared a cash dividend of 30 cents per share, payable on May 26, 2004, to shareholders of record as of the close of business on May 12, 2004. Quarterly cash dividends of 30 cents per share were also declared and paid in the first quarter of 2004 and in the third and fourth quarters of 2003. Subsequent to the end of second quarter, we declared a quarterly cash dividend of 33 cents per share, a 10% increase over previous dividends, which is payable on August 25, 2004, to shareholders of record as of the close of business on August 11, 2004.

Note 6—Debt

Credit Agreement

        At December 31, 2003, we had credit facilities (the "Credit Agreement") that provided for up to $1.9625 billion in borrowings, consisting of a five-year revolving credit facility for up to $1.0625 billion and a five-year term reducing facility for up to $900 million and maturing on April 23, 2008. In June 2004, the Credit Agreement was amended to convert the $1.0625 billion revolving credit facility and $900 million term reducing facility to a $2.5 billion revolving credit facility, to reduce the interest rate and to extend the maturity to April 2009. The amendment also contains a provision that would allow an increase in the borrowing capacity to $3.0 billion, if mutually acceptable to the Company and the lenders. Interest on the Credit Agreement is based on our debt ratings and leverage ratio and is subject to change. As of June 30, 2004, the Credit Agreement bore interest based upon 90 basis points over LIBOR and bore a facility fee for borrowed and unborrowed amounts of 20 basis points. At our option, we may borrow at the prime rate under the Credit Agreement. As of June 30, 2004, $121.0 million in borrowings was outstanding under the Credit Agreement with an additional $59.0 million committed to back letters of credit. After consideration of these borrowings but before consideration of amounts borrowed under the commercial paper program, $2.32 billion of additional borrowing capacity was available to the Company as of June 30, 2004.

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

        As of June 30, 2004, we were a party to four interest rate swaps for a total notional amount of $500 million. These interest rate swaps serve to manage the mix of our debt between fixed and variable rate instruments by effectively converting fixed rates associated with long-term debt obligations to floating rates. The major terms of the interest rate swaps are as follows.

Effective Date	Type of Hedge	Fixed Rate Received	Variable Rate Paid	Notional Amount (In millions)	Maturity Date
Dec. 29, 2003	Fair Value	7.875%	7.603%	$50	Dec. 15, 2005
Dec. 29, 2003	Fair Value	7.875%	7.607%	150	Dec. 15, 2005
Jan. 30, 2004	Fair Value	7.125%	5.808%	200	June 1, 2007
Feb. 2, 2004	Fair Value	7.875%	7.625%	100	Dec. 15, 2005

        The Company's interest rate swaps qualify for the "shortcut" method allowed under SFAS No. 133, which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments. The net effect of the above swaps reduced our 2004 interest expense for the second quarter and first six months by $1.5 million and $2.7 million, respectively.

Offering of 5.5% Senior Notes

        In June 2004, we issued $750 million of 5.5% Senior Notes due in 2010 in a Rule 144A private placement. We agreed to offer to exchange the 5.5% Senior Notes issued in the private placement offering with fully registered 5.5% Senior Notes within 210 days of issuance. Should we fail to complete the registration and related exchange offer for the 5.5% Senior Notes, the interest rate will increase by up to 0.5% per annum. However, we expect to complete the exchange offer within the required time period.

Registration of 5.375% Senior Notes

        During December 2003, we issued $500 million of 5.375% Senior Notes due in 2013 in a Rule 144A private placement. We exchanged the 5.375% Senior Notes with fully registered 5.375% Senior Notes in May 2004.

Commercial Paper

        To provide the Company with cost-effective borrowing flexibility, we have a $200 million commercial paper program that is used to borrow funds for general corporate purposes. At June 30, 2004, $25 million was outstanding under this program.

Debt Repurchase Program

        In July 2003, our Board of Directors authorized the Company to retire, from time to time through cash purchases, portions of our outstanding debt in open market purchases, privately negotiated transactions or otherwise. These repurchases will be funded through available cash from operations and borrowings from our existing credit facilities. Such repurchases will depend on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors. As of December 31, 2003, $159.5 million of our 7.875% Senior Subordinated Notes had been retired under this authorization. No additional debt was retired in the first six months of 2004.

Note 7—Supplemental Cash Flow Disclosures

Cash Paid for Interest and Taxes

        The following table reconciles our interest expense, net of interest capitalized, per the Consolidated Condensed Statements of Income, to cash paid for interest:

	Six Months Ended
	June 30, 2004	June 30, 2003
(In thousands)
Interest expense, net of interest capitalized	$117,100	$117,082
Adjustments to reconcile to cash paid for interest:
Net change in accruals	(2,687)	(7,524)
Amortization of deferred finance charges	(3,318)	(2,916)
Net amortization of discounts and premiums	(601)	(561)

Cash paid for interest, net of amount capitalized	$110,494	$106,081

Cash refunds of income taxes, net of payments	$(12,007)	$(10,653)

Note 8—Commitments and Contingent Liabilities

Contractual Commitments

        We continue to pursue additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties, guarantees by the Company of third-party debt and development completion guarantees.

        The agreements under which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled payments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations of the Indian-owned properties to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. As of June 30, 2004, our aggregate monthly commitment for the minimum guaranteed payment pursuant to these contracts for the four managed Indian-owned facilities now open, which extend for periods of up to 89 months from June 30, 2004, is $1.2 million. The maximum exposure for the minimum guaranteed payments to the tribes is unlikely to exceed $99.1 million, including our exposure related to the extension of an agreement that was approved in April 2004.

        We may guarantee all or part of the debt incurred by Indian tribes, with which we have entered into management contracts, to fund development of casinos on the Indian lands. For all existing guarantees of Indian debt, we have obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, that the value of such property would satisfy our obligations in the event these guarantees were enforced. Additionally, we have received limited waivers from the Indian tribes of their sovereign immunity to allow us to pursue our rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken. The aggregate outstanding balance as of June 30, 2004, of Indian debt that we have guaranteed was $178.6 million. The outstanding balance of all of our debt guarantees, including Indian debt guarantees, at June 30, 2004, was $184.8 million. Our maximum obligation under all of our debt guarantees is $288.7 million. Our obligations under these debt guarantees extend through April 2009.

        Some of our guarantees of the debt for casinos on Indian lands were modified during 2003, resulting in the requirement under FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to recognize a liability for the estimated fair value of those guarantees. Liabilities, representing the fair value of our guarantees, and corresponding assets, representing the portion of our management fee receivable attributable to our agreements to provide the related guarantees, were recorded and are being amortized over the lives of the related agreements. We estimate the fair value of the obligations by considering what premium would have been required by us or by an unrelated party. The amounts recognized represent the present value of the premium in interest rates and fees that would have been charged to the tribes if we had not provided the guarantees. The unamortized balance of the liability for the guarantees and of the related assets at June 30, 2004, was $6.2 million.

        In March 2004, we entered into an agreement with the State of Louisiana whereby we extended our guarantee of an annual payment obligation of JCC, our wholly-owned subsidiary, of $60 million owed to the State of Louisiana. The guarantee was extended for one year to end March 31, 2007.

        Excluding the guarantees discussed above, as of June 30, 2004, we had commitments and contingencies of $348.6 million, including construction-related commitments.

        In accordance with previous agreements and as additional purchase price consideration, a payment of approximately $73 million, based on a multiple of the calculated annual savings, was made to Iowa West Racing Association ("Iowa West"), the entity holding the pari-mutuel and gaming license for the Bluffs Run Casino in Council Bluffs, Iowa, and with whom we have a management agreement to operate that property. The additional payment to Iowa West increased goodwill attributed to the Bluffs Run property. The calculation of the payment made to Iowa West assumed we will operate table games at Bluffs Run and pay a 24 percent tax rate; however, Iowa West has taken the position that the purchase price adjustment should be based on a tax rate of 22 percent, which would result in an additional $12 million payment to Iowa West. We anticipate that the issue will be resolved by arbitration. (See discussion in Management's Discussion And Analysis of Financial Condition and Results of Operations, OPERATING RESULTS AND DEVELOPMENT PLANS, North Central Results, Iowa.)

Severance Agreements

        As of June 30, 2004, we have severance agreements with 28 of our senior executives, which provide for payments to the executives in the event of their termination after a change in control, as defined. These agreements provide, among other things, for a compensation payment of 1.5 to 3.0 times the executive's average annual compensation, as defined, as well as for accelerated payment or accelerated vesting of any compensation or awards payable to the executive under any of our incentive plans. The estimated amount, computed as of June 30, 2004, that would be payable under the agreements to these executives based on the compensation payments and stock awards aggregated approximately $115.0 million. The estimated amount that would be payable to these executives does not include an estimate for the tax gross-up payment, provided for in the agreements, that would be payable to the executive if the executive becomes entitled to severance payments which are subject to federal excise tax imposed on the executive.

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

Item 2.    Management's Discussion And Analysis Of Financial Condition And Results Of Operations

        The following discussion and analysis of the financial position and operating results of Harrah's Entertainment, Inc. (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as "Harrah's Entertainment", the "Company", "we", "our" and "us") for the second quarter and the first six months of 2004 and 2003, updates, and should be read in conjunction with, Management's Discussion and Analysis of Financial Condition and Results of Operations presented in our 2003 Annual Report.

ACQUISITIONS

Las Vegas Horseshoe Hotel and Casino

        In March 2004, we acquired certain intellectual property assets, including the rights to the Horseshoe brand in Nevada and to the World Series of Poker brand and tournament, from Horseshoe Club Operating Company ("Horseshoe Club"). MTR Gaming Group, Inc. ("MTR Gaming") acquired the assets of the Binion's Horseshoe Hotel and Casino ("Las Vegas Horseshoe") in Las Vegas, Nevada, including the right to use the name "Binion's" at the property, from Horseshoe Club. We will operate Las Vegas Horseshoe jointly with a subsidiary of MTR Gaming for one year, with options to extend the agreement for two additional years. The property, which had been closed since January 2004, reopened April 1, 2004. Operating results for Las Vegas Horseshoe will be consolidated with our results as long as the operating agreement is in effect.

        We paid approximately $40.8 million for the intellectual property assets, including assumption and subsequent payment of certain liabilities of Las Vegas Horseshoe (which included certain amounts payable to a principal of Horseshoe Gaming) and approximately $3.5 million of acquisition costs. The purchase price allocation is in process and will be completed by the end of 2004. It is anticipated that the intangible assets acquired in this transaction will be deemed to have indefinite lives and will, therefore, not be amortized. We financed the acquisition with funds from various sources, including cash flows from operations and borrowings from established debt programs.

Harrah's Shreveport and Louisiana Downs—Buyout of Minority Partners

        In first quarter 2004, we paid approximately $37.5 million to the minority owners of the company that owned Louisiana Downs and Harrah's Shreveport to purchase their ownership interest in that company. The excess of the cost to purchase the minority ownership above the capital balances was assigned to goodwill. As a result of this transaction, Harrah's Shreveport was, prior to the sale of that property, and Louisiana Downs is wholly owned by the Company.

Horseshoe Gaming

        On July 1, 2004, we acquired 100 percent of the equity interests of Horseshoe Gaming Holding Corp. ("Horseshoe Gaming") for approximately $1.55 billion, including assumption of debt valued at approximately $558 million and acquisition costs. A $75 million escrow payment that was made in 2003 was applied to the purchase price. We issued a redemption notice on July 1, 2004, for all $558 million of Horseshoe Gaming's outstanding 8 5/8% Senior Subordinated Notes due July 2009 and retired that debt on August 2, 2004. We financed the acquisition and the debt retirement through working capital and existing credit facilities. We purchased Horseshoe Gaming to acquire three properties and with the intention of growing and developing the Horseshoe brand. The purchase included casinos in Hammond, Indiana; Tunica, Mississippi; and Bossier City, Louisiana.

        In anticipation of our acquisition of Horseshoe Gaming, we sold our Harrah's brand casino in Shreveport, Louisiana, to avoid overexposure in that market. After consideration of the sale of Harrah's Shreveport, the Horseshoe Gaming acquisition added a net 107,100 square feet of casino space and approximately 4,360 slot machines and 140 table games to our existing portfolio. Taken together with our acquisition of intellectual property rights from Horseshoe Club, this acquisition gave us rights to the Horseshoe brand in all of the United States. The purchase price allocation will begin in third quarter 2004 and will be completed within one year of the date of acquisition. The results of the Horseshoe properties will be included with our operating results subsequent to the date of acquisition.

Chester Downs & Marina

        In July, after receiving Pennsylvania regulatory and certain local approvals, we acquired a 50-percent interest in Chester Downs & Marina, LLC ("CD&M"), an entity licensed to develop a harness-racing facility in southeastern Pennsylvania. Harrah's Entertainment and CD&M have agreed to develop Chester Downs, which will be a 5/8-mile harness racetrack facility, on a site approximately six miles south of Philadelphia International Airport. Subsequent to the end of second quarter, the Pennsylvania legislature passed and the governor signed a bill allowing up to 3,000 slot machines at each of eight racetracks, including Chester Downs, and four stand-alone slot parlors, with the potential for adding 2,000 more slots at each of those locations. We have commenced site work and demolition at the property.

Caesars Entertainment

        On July 14, 2004, we signed a definitive agreement to acquire Caesars Entertainment, Inc. ("Caesars") in a cash and stock transaction. Under the terms of the agreement, Caesars' shareholders will receive either $17.75 in cash or 0.3247 shares of Harrah's Entertainment's common stock for each outstanding share of Caesars' common stock, subject to limitations on the aggregate amount of cash to be paid and shares of stock to be issued. Caesars' shareholders will be able to elect to receive solely shares of Harrah's Entertainment's common stock or cash, to the extent available pursuant to the terms of the agreement. The aggregate estimated purchase price, calculated as of July 14, 2004, was approximately $9.4 billion. The purchase price will fluctuate due to changes in the number of outstanding shares of Caesars' stock and the balance of Caesars' outstanding debt until closing. Caesars operates 28 casinos with about two million square feet of gaming space and approximately 26,000 hotel rooms and has significant presence in Las Vegas, Atlantic City and Mississippi. The transaction is subject to regulatory and shareholders' approvals and is expected to close within one year.

DISPOSITION

Harrah's Shreveport

        The sale of Harrah's Shreveport was completed in second quarter 2004. Prior to the sale, this property was classified in Assets/Liabilities held for sale on our Consolidated Condensed Balance Sheets, and we ceased depreciating the property's assets in September 2003. Since we continue to operate casinos in the Shreveport-Bossier City market, Harrah's Shreveport's operating results were not classified as discontinued operations. The gain from our sale of Harrah's Shreveport was not material.

OPERATING RESULTS AND DEVELOPMENT PLANS

Overall

	Second Quarter				First Six Months
			Percentage Increase/ (Decrease)				Percentage Increase/ (Decrease)
	2004	2003			2004	2003
(In millions, except earnings per share)
Casino revenues	$1,005.8	$961.1	4.7%		$2,006.4	$1,900.8	5.6%
Total revenues	1,129.0	1,080.2	4.5%		2,238.2	2,139.1	4.6%
Income from operations	202.4	183.3	10.4%		390.4	373.7	4.5%
Income from continuing operations	90.2	77.9	15.8%		172.0	158.2	8.7%
Net income	90.2	76.7	17.6%		172.0	157.8	9.0%
Earnings per share—diluted
From continuing operations	0.79	0.70	12.9%		1.52	1.43	6.3%
Net income	0.79	0.69	14.5%		1.52	1.43	6.3%
Operating margin	17.9%	17.0%	0.9	pts	17.4%	17.5%	(0.1	)pt

        Second quarter 2004 revenues increased 4.5% over second quarter 2003, driven by record second quarter revenues at our Southern Nevada properties and our South Central properties, including Louisiana Downs, where slot machines were introduced in the second quarter of 2003 and the new permanent facility opened in second quarter 2004. Income from continuing operations was 15.8% above second quarter last year due to strong performances by our Southern Nevada properties and a favorable adjustment to our gaming tax accrual for our Bluffs Run property in Iowa, partially offset by lower results in some of our markets, which were affected by competitive pressures.

        For the six months ended June 30, 2004, revenues were up 4.6% and income from continuing operations was 8.7% higher than in the first six months of 2003. The year-over-year increases were due to strong performances by our Southern Nevada properties and a favorable adjustment to our gaming tax accrual for our Bluffs Run property in Iowa, partially offset by higher gaming taxes and marketing costs in some markets.

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

West	East	North Central	South Central	Managed/Other
Harrah's Reno Harrah's/Harveys Lake Tahoe Bill's Harrah's Las Vegas Rio Harrah's Laughlin Las Vegas Horseshoe (after April 1, 2004)	Harrah's Atlantic City Showboat Atlantic City	Harrah's Joliet Harrah's East Chicago Harrah's North Kansas City Harrah's Council Bluffs Bluffs Run Harrah's St. Louis Harrah's Metropolis	Harrah's Shreveport (prior to May 19, 2004) Harrah's Lake Charles Harrah's Tunica Harrah's New Orleans Harrah's Louisiana Downs	Harrah's Ak-Chin Harrah's Cherokee Harrah's Prairie Band Harrah's Rincon

West Results

	Second Quarter				First Six Months
			Percentage Increase/ (Decrease)				Percentage Increase/ (Decrease)
	2004	2003			2004	2003
(In millions)
Casino revenues	$261.0	$216.8	20.4%		$508.4	$437.4	16.2%
Total revenues	384.5	327.7	17.3%		748.6	660.1	13.4%
Income from operations	80.9	55.3	46.3%		155.0	112.1	38.3%
Operating margin	21.0%	16.9%	4.1	pts	20.7%	17.0%	3.7	pts

        Our West properties posted record second quarter revenues and income from operations in 2004, driven by results from our Southern Nevada properties where strong cross-market play at our two Las Vegas properties, room pricing trends in Las Vegas and revenues from Las Vegas Horseshoe, which opened on April 1, 2004, helped Southern Nevada revenues increase by 23.2% over 2003 levels. Income from operations for our Southern Nevada properties was 54.6% higher than in second quarter 2003 as a result of the higher revenues and improved operating margins. Revenues in Northern Nevada were 5.2% higher than in the second quarter last year, and income from operations was 18.3% higher than second quarter 2003.

        For the first six months of 2004, revenues and income from operations from our Southern Nevada properties increased 18.2% and 50.0%, respectively, driven by the same factors that drove our second quarter results. Revenues from our Northern Nevada properties were 3.2% higher than in the first six months of 2003; however, income from operations was 3.7% lower than in the six-month period last year due to increased marketing costs associated with selective programs designed to increase visitation from targeted segments in the Northern Nevada market.

        Construction began in second quarter 2004 on a 60,000-square-foot expansion of the Rio Pavilion and Convention Center in Las Vegas. The approximate $39 million expansion will increase the overall size of the Rio's convention center to 160,000 square feet and is scheduled for completion in mid-2005.

East Results

	Second Quarter				First Six Months
			Percentage Increase/ (Decrease)				Percentage Increase/ (Decrease)
	2004	2003			2004	2003
(In millions)
Casino revenues	$206.6	$213.6	(3.3)%		$404.0	$400.2	0.9%
Total revenues	193.9	206.0	(5.9)%		375.7	384.4	(2.3)%
Income from operations	52.1	63.0	(17.3)%		96.7	106.6	(9.3)%
Operating margin	26.9%	30.6%	(3.7	)pts	25.7%	27.7%	(2.0	)pts

        Second quarter revenues at our East properties were 5.9% below second quarter 2003 revenues and income from operations was down 17.3% below second quarter last year as Atlantic City continues to assimilate the new supply in that market.

        For the six months ended June 30, 2004, revenues were down at our East properties by 2.3% and income from operations was down 9.3% from the first six months last year. Showboat's revenues and income from operations were 0.9% and 9.2%, respectively, higher than in the first six months of 2003. Results at Showboat were aided by a new hotel tower that opened in second quarter 2003 and 450 slot machines that were added in third quarter 2003. Harrah's Atlantic City's revenues and income from operations were 4.7% and 20.0%, respectively, below the first six months of 2003. Harrah's Atlantic City has been more directly affected than Showboat by the first new competitor in the Atlantic City market in more than a decade, but marketing programs to address the aggressive customer acquisition campaign of the new competitor are having some success.

North Central Results

	Second Quarter				First Six Months
			Percentage Increase/ (Decrease)				Percentage Increase/ (Decrease)
	2004	2003			2004	2003
(In millions)
Casino revenues	$349.5	$351.2	(0.5)%		$703.1	$707.0	(0.6)%
Total revenues	344.8	343.4	0.4%		688.5	690.1	(0.2)%
Income from operations	73.5	52.4	40.3%		124.1	117.6	5.5%
Operating margin	21.3%	15.3%	6.0	pts	18.0%	17.0%	1.0	pt

        Chicagoland/Illinois—Combined second quarter 2004 revenues at Harrah's Joliet, Harrah's East Chicago and Harrah's Metropolis fell 2.1% from last year's second quarter revenues. Combined income from operations was 9.3% higher than in second quarter last year when gaming tax accrual adjustments due to passage of legislation in these states impacted results.

        Combined revenues for the first six months of 2004 were 2.2% below combined revenues for the first six months of 2003 and combined income from operations was 16.4% below the first six months of last year as a result of increases in state gaming taxes, admission taxes, increased marketing costs, and a retroactive real estate tax assessment for our East Chicago property.

        A $27 million renovation project designed to enhance the amenities and update the facilities at Harrah's East Chicago will be completed in third quarter 2004. As of June 30, 2004, $18.4 million had been spent on this project.

        Construction of a 258-room hotel and multi-purpose event center is planned for our casino in Metropolis, Illinois. Construction is expected to begin in fourth quarter 2004 and to be completed in the first quarter 2006 at a cost of approximately $60 million.

        Missouri—Second quarter revenues at our Missouri properties were 0.9% higher than in second quarter last year, as increases at our St. Louis property were offset by declines at our North Kansas City property. Second quarter income from operations was 21.1% below second quarter 2003, driven by declines at North Kansas City.

        For the six months ended June 30, 2004, revenues at our Missouri properties were level with, and income from operations was 17.8% below last year's first six months. Gains at our St. Louis property, driven by our Total Rewards program and improvements made to the slot floor and food and beverage facilities, were more than offset by declines at our North Kansas City property where recent capital improvements by two competitors impacted results.

        Construction is underway on an $80 million expansion of Harrah's St. Louis, which will include a second hotel tower, redesign of the hotel lobby, new valet parking areas, the addition of parking garage express ramps and the expansion of two restaurants and other amenities. A new restaurant and nightclub opened in April 2004, and the hotel tower and remaining amenities are due to open in third quarter 2004. As of June 30, 2004, $66.6 million had been spent on this project.

        A $107 million expansion and property enhancement project at Harrah's North Kansas City broke ground in second quarter 2004. This project, which will add a 206-room hotel addition, new restaurants and other amenities, is scheduled for completion by the end of 2005. As of June 30, 2004, $7.5 million had been spent on this project.

        Iowa—Revenues for second quarter 2004 from our Iowa properties were 6.8% higher than second quarter 2003 revenues, and income from operations more than tripled second quarter 2003 due, primarily, to adjustments to gaming tax accruals in response to Iowa legislation passed in April 2004.

        For the six months ended June 30, 2004, revenues were 5.1% higher than in the first six months last year. In response to the April 2004 Iowa legislation, an adjustment of the 2004 gaming tax accrual following the resolution of the gaming tax issues discussed below caused income from operations for the six months ended June 30, 2004, to be more than double the first six months of 2003.

        Casinos at racetracks in Iowa historically had been taxed at a higher rate (36% in 2004) than the casinos on riverboats operating in Iowa (20%). The Iowa Supreme Court issued an opinion in June 2002 that this disparity was unconstitutional. The State appealed the Iowa Supreme Court's decision to the United States Supreme Court and in June 2003, the United States Supreme Court overturned the ruling and remanded the case back to the Iowa Supreme Court for further consideration. In February 2004, the Iowa Supreme Court ruled that the disparity violates the Iowa Constitution, a ruling the State appealed to the United States Supreme Court in April 2004. The United States Supreme Court has declined to hear this case.

        In April 2004, the Iowa legislature passed legislation to effectively settle the issues regarding the gaming tax rates. The new legislation provides for a tax rate of 22% for both riverboats and racetracks effective July 1, 2004. However, racetracks have the option to conduct table games and video games that simulate table games by paying a $10 million fee to the State and a gaming tax rate of 24%. 20% of the $10 million fee could be used to offset wagering taxes for each of the five fiscal years beginning July 1, 2008. We are currently evaluating the timing of when we will add table games to the Bluffs Run facility. Also, for the period July 1, 2002, to June 30, 2004, racetracks had to make a lump sum non-refundable payment to the State to enable the State to receive a total amount of taxes for that period based on a 24% tax rate. Bluffs Run paid approximately $8.9 million for this lump sum payment. During that period we had paid taxes at the 20% rate for Bluffs Run, following the State's instructions. However, given the uncertainty of this situation, we continued to accrue gaming taxes at the higher rate (between 32% and 36%) and accrued approximately $20.3 million, after consideration of the lump sum payment, in state gaming taxes that we did not have to pay. Accruals related to Iowa gaming taxes were adjusted in second quarter 2004, with $3.7 million, representing the adjustment for first quarter 2004, credited to the property's income from operations and $16.6 million, representing the adjustment for prior periods, credited to write-downs, reserves and recoveries.

        In accordance with previous agreements and as additional purchase price consideration, a payment of approximately $73 million, based on a multiple of the calculated annual savings, was made to Iowa West Racing Association ("Iowa West"), the entity holding the pari-mutuel and gaming license for the Bluffs Run Casino and with whom we have a management agreement to operate that property. The additional payment to Iowa West increased goodwill attributed to the Bluffs Run property. The calculation of the payment made to Iowa West assumed we will operate table games at Bluffs Run and pay a 24% tax rate; however, Iowa West has taken the position that the purchase price adjustment should be based on a tax rate of 22%, which would result in an additional $12 million payment to Iowa West. We anticipate that the issue will be resolved by arbitration.

South Central Results

	Second Quarter				First Six Months
			Percentage Increase/ (Decrease)				Percentage Increase/ (Decrease)
	2004	2003			2004	2003
(In millions)
Casino revenues	$188.5	$179.4	5.1%		$390.6	$356.1	9.7%
Total revenues	187.0	180.2	3.8%		388.9	360.3	7.9%
Income from operations	23.4	22.9	2.2%		54.1	52.9	2.3%
Operating margin	12.5%	12.7%	(0.2	)pts	13.9%	14.7%	(0.8	)pts

        Combined second quarter 2004 revenues from our South Central properties were 3.8% higher than in second quarter 2003, driven by higher revenues at Harrah's New Orleans and the opening in second quarter 2004 of Louisiana Downs' new permanent facility with approximately 1,400 slot machines. Partially offsetting the higher revenues in second quarter 2004 was the loss of revenues from Harrah's Shreveport subsequent to the sale of that property in May 2004. Income from operations was 2.2% higher than last year's second quarter due to improved results at Harrah's New Orleans and despite the sale of Harrah's Shreveport in May 2004.

        Revenues and income from operations for the first six months of 2004 were higher by 7.9% and 2.3%, respectively, than in the first six months last year due to increased revenues from Louisiana Downs, Harrah's New Orleans and Harrah's Lake Charles and partially offset by the loss of revenues in 2004 due to the sale of Harrah's Shreveport. The permanent facility at Louisiana Downs opened in second quarter 2004 with 1,400 slot machines. 900 slot machines had been in service since second quarter 2003 at Louisiana Downs.

        Construction began in second quarter 2004 on a 26-story, 450-room, $142 million hotel tower at Harrah's New Orleans. The property does not currently operate a hotel, although it does utilize rooms at third-party hotels. The hotel is expected to open in mid-2006.

Managed Casinos and Other

        Our managed and other results were lower than in second quarter and the first six months of 2003 due to lower fee structures at some of our managed casinos where management agreements have been extended.

        Construction began in January 2004 on a $60 million expansion of Harrah's Cherokee Smoky Mountains Casino in Cherokee, North Carolina, that will add a 15-story hotel tower with approximately 320 rooms, which is scheduled for completion in second quarter 2005. In April 2004, the National Indian Gaming Commission approved an extension of our agreement for the management of the Cherokee property until November 2011.

        A $165 million expansion of the Harrah's Rincon property began in December 2003. The expansion will add a 21-story hotel tower with approximately 490 rooms, a spa, a new hotel lobby, additional meeting space, additional casino space and a 1,200-space parking structure. The expansion is scheduled for completion by the end of 2004.

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

Other Factors Affecting Net Income

	Second Quarter				First Six Months
			Percentage Increase/ (Decrease)				Percentage Increase/ (Decrease)
	2004	2003			2004	2003
(In millions)
(Income)/expense
Development costs	$6.1	$3.6	69.4%		$9.4	$6.4	46.9%
Write-downs, reserves and recoveries	(4.5)	0.2	N/M		(1.1)	1.1	N/M
Corporate expense	15.8	15.7	0.6%		30.5	27.8	9.7%
Interest expense, net	58.9	58.2	1.2%		117.1	117.1	—
Loss on early extinguishment of debt	—	2.1	N/M		—	2.1	N/M
Other income	(1.9)	(4.8)	(60.4)%		(4.1)	(5.5)	(25.5)%
Effective tax rate	36.6%	36.1%	0.5	pts	36.6%	36.5%	0.1	pt
Minority interests	$1.9	$3.7	(48.6)%		$4.0	$6.9	(42.0)%
Discontinued operations, net of income taxes	—	1.3	N/M		—	0.4	N/M

N/M
= Not Meaningful

        Development costs for second quarter and the first six months of 2004 were higher than in corresponding periods last year due to increased development activities in many jurisdictions, including Rhode Island and the United Kingdom, considering allowing development and operation of casinos or casino-like operations.

        Write-downs, reserves and recoveries for second quarter consisted primarily of the adjustment of our over-accrual prior to 2004 for Iowa gaming taxes resulting from second quarter 2004 legislation in Iowa, partially offset by a $10.0 million contribution to Harrah's Foundation, a 501(c)(3) non-profit corporation that provides charitable contributions to qualifying organizations in the communities where employees of Harrah's Entertainment and its subsidiaries work.

        Corporate expense was level with second quarter last year, but increased 9.7% in the first six months of 2004 from the prior year period due to costs associated with the Company's compliance with Section 404 of the Sarbanes-Oxley Act and accelerated depreciation on certain corporate assets.

        Interest expense in second quarter and the first six months of 2004 was flat compared to the same periods in 2003. For our fixed-rate debt subject to interest rate swap agreements, the average interest rate received was 7.6%, compared to the 6.9% average interest rate paid on the swaps at June 30, 2004. The average interest rate on our variable-rate debt, excluding the impact of our swap agreements, was 2.2% at June 30, 2004 and 2003. A change in interest rates will impact our financial results. For example, assuming a constant outstanding balance for our variable-rate debt for the next twelve months, a hypothetical 1% change in corresponding interest rates would change interest expense for the next twelve months by approximately $6.5 million, or $1.6 million per quarter. As of June 30, 2004, our variable-rate debt, including $500 million of fixed-rate debt for which we have entered into interest rate swap agreements, represents approximately 18% of our total debt, while our fixed-rate debt is approximately 82% of our total debt. (For discussion of our interest rate swap agreements, see DEBT AND LIQUIDITY, Interest Rate Swap Agreements.)

        Other income was lower in second quarter and the first six months of 2004 than in the same periods last year due primarily to lower investment income in 2004 on the cash surrender value of life insurance policies.

        The effective tax rates for all periods are higher than the federal statutory rate due primarily to state income taxes. Our effective tax rate was higher in second quarter and the first six months of 2004 than in second quarter and the first six months last year due to the mix of taxable income among the various states, but it was the same as the 2003 full year rate.

        Minority interests reflect minority owners' shares of income at joint venture casinos, which decreased in 2004 from the prior year as a result of lower earnings from a joint venture property and the buyout of some minority partners.

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

        Our planned development projects, if they go forward, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. Cash needed to finance projects currently under development as well as additional projects pursued is expected to be made available from operating cash flows, bank borrowings (see DEBT AND LIQUIDITY), joint venture partners, specific project financing, guarantees of third-party debt and, if necessary, additional debt and/or equity offerings. Our capital spending for the first six months of 2004 totaled approximately $362.7 million. Estimated total capital expenditures for 2004 are expected to be between $575 million and $650 million, excluding estimated expenditures for our acquisition of Horseshoe Gaming, our announced acquisition of Caesars or for development opportunities that we have not yet identified.

DEBT AND LIQUIDITY

        We generate substantial cash flows from operating activities, as reflected on the Consolidated Condensed Statements of Cash Flows. These cash flows reflect the impact on our consolidated operations of the success of our marketing and merchandizing programs, our strategic acquisitions, on-going cost containment focus and favorable variable interest rates. For the first six months of 2004 and 2003, we reported cash flows from operating activities of $369.3 million and $409.9 million, respectively.

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

        Our cash and cash equivalents totaled approximately $393.2 million at June 30, 2004, compared to $348.9 million at June 30, 2003.

Credit Agreement

        At December 31, 2003, we had credit facilities (the "Credit Agreement") that provided for up to $1.9625 billion in borrowings, consisting of a five-year revolving credit facility for up to $1.0625 billion and a five-year term reducing facility for up to $900 million and maturing on April 23, 2008. In June 2004, the Credit Agreement was amended to convert the $1.0625 billion revolving credit facility and $900 million term reducing facility to a $2.5 billion revolving credit facility, to reduce the interest rate and to extend the maturity to April 2009. The amendment also contains a provision that would allow an increase in the borrowing capacity to $3.0 billion, if mutually acceptable to the Company and the lenders. Interest on the Credit Agreement is based on our debt ratings and leverage ratio and is subject to change. As of June 30, 2004, the Credit Agreement bore interest based upon 90 basis points over LIBOR and bore a facility fee for borrowed and unborrowed amounts of 20 basis points. At our option, we may borrow at the prime rate under the Credit Agreement. As of June 30, 2004, $121.0 million in borrowings was outstanding under the Credit Agreement with an additional $59.0 million committed to back letters of credit. After consideration of these borrowings but before consideration of amounts borrowed under the commercial paper program, $2.32 billion of additional borrowing capacity was available to the Company as of June 30, 2004.

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

        As of June 30, 2004, we were a party to four interest rate swaps for a total notional amount of $500 million. These interest rate swaps serve to manage the mix of our debt between fixed and variable rate instruments by effectively converting fixed rates associated with long-term debt obligations to floating rates. The major terms of the interest rate swaps are as follows.

Effective Date	Notional Amount (In millions)	Fixed Rate Received	Variable Rate Paid	Next Reset Date	Maturity Date
Dec. 29, 2003	$50	7.875%	7.603%	Dec. 15, 2004	Dec. 15, 2005
Dec. 29, 2003	150	7.875%	7.607%	Dec. 15, 2004	Dec. 15, 2005
Jan. 30, 2004	200	7.125%	5.808%	Dec. 1, 2004	June 1, 2007
Feb. 2, 2004	100	7.875%	7.625%	Dec. 15, 2004	Dec. 15, 2005

        The Company's interest rate swaps qualify for the "shortcut" method allowed under SFAS No. 133, which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments. The net effect of the above swaps reduced our 2004 interest expense for the second quarter and first six months by $1.5 million and $2.7 million, respectively.

Offering of 5.5% Senior Notes

        In June 2004, we issued $750 million of 5.5% Senior Notes due in 2010 in a Rule 144A private placement. We agreed to offer to exchange the 5.5% Senior Notes issued in the private placement offering with fully registered 5.5% Senior Notes within 210 days of issuance. Should we fail to complete the registration and related exchange offer for the 5.5% Senior Notes, the interest rate will increase by up to 0.5% per annum. However, we expect to complete the exchange offer within the required time period.

Registration of 5.375% Senior Notes

        During December 2003, we issued $500 million of 5.375% Senior Notes due in 2013 in a Rule 144A private placement. We exchanged the 5.375% Senior Notes with fully registered 5.375% Senior Notes in May 2004.

Commercial Paper

        To provide the Company with cost-effective borrowing flexibility, we have a $200 million commercial paper program that is used to borrow funds for general corporate purposes. At June 30, 2004, $25 million was outstanding under this program.

Debt Repurchase Program

        In July 2003, our Board of Directors authorized the Company to retire, from time to time through cash purchases, portions of our outstanding debt in open market purchases, privately negotiated transactions or otherwise. These repurchases will be funded through available cash from operations and borrowings from our existing credit facilities. Such repurchases will depend on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors. As of December 31, 2003, $159.5 million of our 7.875% Senior Subordinated Notes had been retired under this authorization. No additional debt was retired in the first six months of 2004.

Equity Repurchase Program

        In November 2002, our Board of Directors authorized the purchase of up to three million shares of the Company's stock in the open market. These repurchases are funded through available cash and borrowings from our Credit Agreement. In second quarter 2004, one million shares were repurchased at an average price of $53.37. A total of 1.5 million shares have been purchased under this authorization at an average price of $47.54, leaving 1.5 million shares available for purchase pursuant to this authorization, which expires December 31, 2004.

Cash Dividends

        In April 2004, the Company declared a cash dividend of 30 cents per share, payable on May 26, 2004, to shareholders of record as of the close of business on May 12, 2004. Quarterly cash dividends of 30 cents per share were also declared and paid in the first quarter of 2004 and in the third and fourth quarters of 2003. Subsequent to the end of second quarter, we declared a quarterly cash dividend of 33 cents per share, a 10% increase over previous quarterly dividends, which is payable on August 25, 2004, to shareholders of record as of the close of business on August 11, 2004.

Guarantees of Third-Party Debt and Other Obligations and Commitments

        The table below summarizes total material additions to or changes in our contractual obligations and other commitments, which were disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations presented in our 2003 Annual Report on Form 10-K.

	Increase/(Decrease)	Total
(In millions)
Contractual Obligations
Debt	$(107.9)	$3,565.6
Operating lease obligations	(36.6)	591.8
Purchase order obligations	(39.3)	5.7
Guaranteed payments to State of Louisiana	30.2	165.0
Community reinvestment	10.9	105.3
Construction commitments	53.3	134.8
Other Commitments
Guarantees of loans	135.8	288.7
Minimum payments to tribes	72.4	99.1

        The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments, pursuant to these contracts for the four managed Indian-owned facilities now open, which extend for periods of up to 89 months from June 30, 2004, is $1.2 million. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.

        We may guarantee all or part of the debt incurred by Indian tribes, with which we have entered into management contracts, to fund development of casinos on the Indian lands. For all existing guarantees of Indian debt, we have obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, that the value of such property would satisfy our obligations in the event these guarantees were enforced. Additionally, we have received limited waivers from the Indian tribes of their sovereign immunity to allow us to pursue our rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken. The aggregate outstanding balance of such debt as of June 30, 2004, was $178.6 million.

        We have made a commitment to provide a credit agreement of $31.5 million to the Poarch Band of Creek Indians for the development of a temporary Class II gaming facility on Indian land near Wetumpka, Alabama.

        Some of our guarantees of the debt for casinos on Indian lands were modified during 2003, resulting in the requirement under Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to recognize a liability for the estimated fair value of those guarantees. Liabilities, representing the fair value of our guarantees, and corresponding assets, representing the portion of our management fee receivable attributable to our agreements to provide the related guarantees, were recorded and are being amortized over the lives of the related agreements. We estimate the fair value of the obligations by considering what premium would have been required by us or by an unrelated party. The amounts recognized represent the present value of the premium in interest rates and fees that would have been charged to the tribes if we had not provided the guarantees. The unamortized balance of the liability for the guarantees and of the related assets at June 30, 2004, was $6.2 million.

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

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

        We prepare our Consolidated Condensed Financial Statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including, but not limited to, the estimated lives assigned to our assets, the determination of bad debt, asset impairment, fair value of guarantees and self-insurance reserves, the purchase price allocations made in connection with our acquisitions and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our significant accounting policies and estimates, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2003 Annual Report on Form 10-K. There were no newly identified significant accounting estimates in the first six months of 2004, nor were there any material changes to the critical accounting policies and estimates discussed in our 2003 Annual Report.

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

  •
  our ability to timely complete transactions, including our recently announced acquisition of Caesars Entertainment, Inc.;

  •
  our ability to timely and cost-effectively integrate into our operations the companies that we acquire;

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed-rate and variable-rate obligations. Of our approximately $3.6 billion total debt at June 30, 2004, $646.0 million, including $500 million of fixed-rate debt for which we have entered into interest rate swap agreements, is subject to variable interest rates. For our fixed-rate debt subject to interest rate swap agreements, the average interest rate received was 7.6%, compared to 6.9% average interest rate paid on the swaps at June 30, 2004. The average interest rate on our variable-rate debt, excluding the impact of our swap agreements, was 2.2% at June 30, 2004. Assuming a constant outstanding balance for our variable rate debt for the next twelve months, a hypothetical 1% change in interest rates would change interest expense for the next twelve months by approximately $6.5 million.

        We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. We do not purchase or hold any derivative financial instruments for trading purposes.

        Although we own a business in a foreign country, which began operating in first quarter 2004, that operation is not material to our consolidated financial position, results of operations or cash flows. Additionally, foreign currency translation gains and losses were not material to our results of operations for the first six months of 2004. Accordingly, the Company is not currently subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future operating results or cash flows.

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

PART II—OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

        The results of the vote of security holders at the Company's Annual Meeting of Stockholders on April 29, 2004 were reported in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

EX—2.1	Agreement and Plan of Merger dated July 15, 2004, by and among Harrah's Entertainment, Inc., Harrah's Operating Company, Inc. and Caesars Entertainment, Inc. (Incorporated by reference from the Company's Current Report on Form 8-K, filed July 15, 2004, File No. 1-10410.)
*EX—10.1	Purchase Agreement, dated June 22, 2004, among Harrah's Operating Company, Inc., Harrah's Entertainment, Inc. as Guarantor, and J.P. Morgan Securities, Inc., as representative of Initial Purchasers relating to the 5.50% Senior Notes due 2010.
*EX—10.2	Registration Rights Agreement dated June 25, 2004, among Harrah's Operating Company, Inc., Harrah's Entertainment, Inc. as Guarantor, and J.P. Morgan Securities, Inc., as representative of Initial Purchasers relating to the 5.50% Senior Notes due 2010.
*EX—10.3	Indenture, dated as of June 25, 2004 between Harrah's Operating Company, Inc., as Issuer, Harrah's Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee relating to the 5.50% Senior Notes due 2010.
EX—10.4	Amendment No. 1 to Stock Purchase Agreement dated June 25, 2004, by and among Harrah's Operating Company, Inc., Horseshoe Gaming Holding Corp. and Jack B. Binion as Sellers' Representative. (Incorporated by reference from the Company's Current Report on Form 8-K, filed July 16, 2004, File No. 1-10410.)
*EX—31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2004.
*EX—31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2004.
*EX—32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2004.
*EX—32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2004.

*
Filed herewith.

(b)
The following reports on Form 8-K were filed by the Company during second quarter 2004 and thereafter through July 21, 2004.

(i)
Form 8-K filed April 21, 2004 furnishing our press release reporting first quarter earnings.

(ii)
Form 8-K filed April 30, 2004 reporting the declaration of a cash dividend.

(iii)
Form 8-K filed May 21, 2004 reporting the completion of the sale of the outstanding limited and general partnership interests of Red River Entertainment of Shreveport Partnership in Commendam to Boyd Gaming Corporation.

(iv)
Form 8-K filed June 22, 2004 reporting the Company's intent to appeal a patent ruling in its case against Station Casinos, Inc.

(v)
Form 8-K filed June 22, 2004 reporting the Company's payment of a $73 million price adjustment for Bluffs Run Casino

    (vi)
    Form 8-K filed June 23, 2004 reporting the pricing of a private placement of Senior Notes by Harrah's Operating Company, Inc.

    (vii)
    Form 8-K filed July 15, 2004 reporting the Company's entering of an Agreement and Plan of Merger with Caesars Entertainment, Inc.

    (viii)
    Form 8-K filed July 16, 2004 reporting the completion of the acquisition of Horseshoe Gaming Holding Corp.

    (ix)
    Form 8-K filed July 16, 2004 reporting the declaration of a cash dividend.

    (x)
    Form 8-K filed July 21, 2004 furnishing the press release reporting second quarter 2004 results.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harrah's Entertainment, Inc.
August 6, 2004	By:	/s/ ANTHONY D. MCDUFFIE Anthony D. McDuffie Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description	Sequential Page No.
EX—2.1	Agreement and Plan of Merger dated July 15, 2004, by and among Harrah's Entertainment, Inc., Harrah's Operating Company, Inc. and Caesars Entertainment, Inc. (Incorporated by reference from the Company's Current Report on Form 8-K, filed July 15, 2004, File No. 1-10410.)
EX—10.1	Purchase Agreement, dated June 22, 2004, among Harrah's Operating Company, Inc., Harrah's Entertainment, Inc. as Guarantor, and J.P. Morgan Securities, Inc., as representative of Initial Purchasers relating to the 5.50% Senior Notes due 2010.
EX—10.2	Registration Rights Agreement dated June 25, 2004, among Harrah's Operating Company, Inc., Harrah's Entertainment, Inc. as Guarantor, and J.P. Morgan Securities, Inc., as representative of Initial Purchasers relating to the 5.50% Senior Notes due 2010.
EX—10.3	Indenture, dated as of June 25, 2004 between Harrah's Operating Company, Inc., as Issuer, Harrah's Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee relating to the 5.50% Senior Notes due 2010.
EX—10.4	Amendment No. 1 to Stock Purchase Agreement dated June 25, 2004, by and among Harrah's Operating Company, Inc., Horseshoe Gaming Holding Corp. and Jack B. Binion as Sellers' Representative. (Incorporated by reference from the Company's Current Report on Form 8-K, filed July 16, 2004, File No. 1-10410.)
EX—31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2004.
EX—31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2004.
EX—32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2004.
EX—32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2004.

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
HARRAH'S ENTERTAINMENT, INC. CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
HARRAH'S ENTERTAINMENT, INC. CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
HARRAH'S ENTERTAINMENT, INC. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
HARRAH'S ENTERTAINMENT, INC. CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
HARRAH'S ENTERTAINMENT, INC. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS JUNE 30, 2004 (UNAUDITED)
  Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations
ACQUISITIONS
DISPOSITION
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