Form 10-Q
period 2004-09-30
HARRAHS ENTERTAINMENT INC
filed 2004-11-08
CIK 858339

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2004
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

        At October 29, 2004, there were 112,066,637 shares of the Company's Common Stock outstanding.

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

HARRAH'S ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	Sept. 30, 2004	Dec. 31, 2003
(In thousands, except share amounts)
ASSETS
Current assets
Cash and cash equivalents	$401,970	$397,942
Receivables, less allowance for doubtful accounts of $54,410 and $51,466	115,251	90,991
Deferred income taxes	66,493	68,323
Income tax receivable	17,726	36,166
Prepayments and other	71,553	55,929
Inventories	23,110	22,546

Total current assets	696,103	671,897

Land, buildings, riverboats and equipment	6,346,907	5,420,009
Less: accumulated depreciation	(1,708,585)	(1,581,134)

	4,638,322	3,838,875
Assets held for sale (Notes 1 and 10)	500,164	688,106
Goodwill (Notes 3 and 4)	1,311,199	701,133
Intangible assets (Notes 3 and 4)	843,857	315,019
Investments in and advances to nonconsolidated affiliates	6,624	6,537
Escrow deposit for pending acquisition (Note 4)	–	75,000
Deferred costs and other	307,683	282,277

	$8,303,952	$6,578,844

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$131,032	$117,941
Accrued expenses	663,454	463,466
Current portion of long-term debt (Note 6)	1,661	1,632

Total current liabilities	796,147	583,039
Liabilities held for sale (Notes 1 and 10)	979	10,796
Long-term debt (Note 6)	4,956,007	3,671,889
Deferred credits and other	199,293	194,017
Deferred income taxes	360,722	330,674

	6,313,148	4,790,415

Minority interests (Note 4)	32,706	49,989

Commitments and contingencies (Notes 4, 6, 8 and 9)
Stockholders' equity (Notes 2, 4 and 5)
Common stock, $0.10 par value, authorized—360,000,000 shares, outstanding—111,956,767 and 110,889,294 shares (net of 36,127,198 and 35,078,478 shares held in treasury)	11,196	11,089
Capital surplus	1,360,602	1,277,903
Retained earnings	598,517	466,662
Accumulated other comprehensive (loss)/income	(580)	151
Deferred compensation related to restricted stock	(11,637)	(17,365)

	1,958,098	1,738,440

	$8,303,952	$6,578,844

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH'S ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Third Quarter Ended		Nine Months Ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
(In thousands, except per share amounts)
Revenues
Casino	$1,191,647	$910,178	$2,999,793	$2,617,584
Food and beverage	186,581	155,906	497,467	452,077
Rooms	105,979	92,450	293,470	254,783
Management fees	15,898	21,118	45,427	56,523
Other	59,643	51,497	161,088	140,570
Less: casino promotional allowances	(250,091)	(187,737)	(637,984)	(522,893)

Total revenues	1,309,657	1,043,412	3,359,261	2,998,644

Operating expenses
Direct
Casino	594,468	452,623	1,497,570	1,308,216
Food and beverage	75,178	68,026	205,920	192,995
Rooms	16,812	15,892	50,424	49,174
Property general, administrative and other	248,953	210,324	677,186	618,870
Depreciation and amortization	89,326	74,767	238,141	220,309
Write-downs, reserves and recoveries	3,793	3,183	2,091	3,882
Project opening costs	1,961	2,025	7,822	6,612
Corporate expense	17,432	11,496	47,964	39,342
Losses on interests in nonconsolidated affiliates	687	649	320	610
Amortization of intangible assets	3,231	1,199	5,674	3,598

Total operating expenses	1,051,841	840,184	2,733,112	2,443,608

Income from operations	257,816	203,228	626,149	555,036
Interest expense, net of interest capitalized	(78,403)	(58,556)	(195,503)	(175,638)
Losses on early extinguishments of debt	–	(995)	–	(3,136)
Other income, including interest income	1,271	1,682	5,369	7,177

Income from continuing operations before income taxes and minority interests	180,684	145,359	436,015	383,439
Provision for income taxes	(67,741)	(53,996)	(160,073)	(141,239)
Minority interests	(2,264)	(2,334)	(6,289)	(9,229)

Income from continuing operations	110,679	89,029	269,653	232,971

Discontinued operations
Income from discontinued operations (including loss on disposal of none, none, none and $1,744)	14,008	16,083	36,101	37,348
Income tax expense	(5,902)	(5,629)	(15,001)	(13,072)

Income from discontinued operations	8,106	10,454	21,100	24,276

Net income	$118,785	$99,483	$290,753	$257,247

Earnings per share—basic
Income from continuing operations	$1.00	$0.81	$2.43	$2.14
Discontinued operations, net	0.07	0.10	0.19	0.23

Net income	$1.07	$0.91	$2.62	$2.37

Earnings per share—diluted
Income from continuing operations	$0.99	$0.80	$2.39	$2.11
Discontinued operations, net	0.07	0.10	0.19	0.22

Net income	$1.06	$0.90	$2.58	$2.33

Dividends declared per share	$0.33	$0.30	$0.93	$0.30

Weighted average common shares outstanding	111,016	109,064	111,083	108,761
Additional shares based on average market price for period applicable to:
Restricted stock	484	415	470	432
Stock options	1,013	1,270	1,217	1,133

Weighted average common and common equivalent shares outstanding	112,513	110,749	112,770	110,326

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH'S ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	Sept. 30, 2004	Sept. 30, 2003
(In thousands)
Cash flows from operating activities
Net income	$290,753	$257,247
Adjustments to reconcile net income to cash flows from operating activities:
Income from discontinued operations, before income taxes	(36,101)	(37,348)
Losses on early extinguishments of debt	–	3,136
Depreciation and amortization	262,022	239,458
Write-downs, reserves and recoveries	2,091	3,882
Other noncash items	14,107	9,785
Deferred income taxes	31,878	5,712
Minority interests' share of income	6,289	9,229
Loss on ownership interest in nonconsolidated affiliate	320	610
Net losses/(gains) from asset sales	1,707	(352)
Net change in long-term accounts	81,898	(14,184)
Net change in working capital accounts	118,545	94,409

Cash flows provided by operating activities	773,509	571,584

Cash flows from investing activities
Payment for businesses acquired, net of cash acquired	(1,691,437)	–
Land, buildings, riverboats and equipment additions	(444,070)	(285,616)
Escrow payment for Horseshoe acquisition (Note 4)	–	(75,000)
Minority interest buyout (Note 4)	(37,500)	–
Investments in and advances to nonconsolidated affiliates	(334)	–
Increase in construction payables	18,686	3,317
Proceeds from other asset sales	3,129	1,356
Proceeds from sale of ownership interests in nonconsolidated affiliate	–	897
Other	(11,005)	(8,710)

Cash flows used in investing activities	(2,162,531)	(363,756)

Cash flows from financing activities
Proceeds from issuance of senior note, net of discount and issue costs	738,322	–
Borrowings under lending agreements, net of deferred financing costs	2,831,035	2,613,956
Repayments under lending agreements	(2,297,087)	(1,539,665)
Scheduled debt retirements	(1,138)	(1,074)
Loss on derivative instrument	(775)	–
Borrowings under retired facility	–	161,125
Repayments under retired facility	–	(1,446,625)
Other short-term repayments	–	(60,250)
Early extinguishments of debt	–	(12,421)
Premiums paid on early extinguishments of debt	–	(904)
Dividends paid	(104,282)	(33,033)
Purchases of treasury stock	(53,375)	(17,937)
Minority interests' distributions, net of contributions	(6,367)	(7,152)
Proceeds from exercises of stock options	64,429	19,799
Other	1,622	460

Cash flows provided by/(used in) financing activities	1,172,384	(323,721)

Cash flows from assets held for sale
Proceeds from sale of assets held for sale	197,561	17,556
Net transfers from assets held for sale	23,105	22,999
Loss on sale of assets held for sale	–	889

Cash flows provided by assets held for sale	220,666	41,444

Net increase/(decrease) in cash and cash equivalents	4,028	(74,449)
Cash and cash equivalents, beginning of period	397,942	384,365

Cash and cash equivalents, end of period	$401,970	$309,916

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH'S ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Third Quarter Ended		Nine Months Ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
(In thousands)
Net income	$118,785	$99,483	$290,753	$257,247

Other comprehensive income:
Unrealized gains on available-for-sale securities, net of tax provision of $73 and $215	–	135	–	397
Realization of loss on available-for-sale securities, net of tax benefit of $10	–	18	–	18
Foreign currency translation adjustments, net of tax (benefit)/provision of $(56) and $6	(105)	–	10	–
Loss on derivative qualifying as cash flow hedge	–	–	(775)	–
Reclassification of loss on derivative instrument from other comprehensive income to net income	34	–	34	–

	(71)	153	(731)	415

Comprehensive income	$118,714	$99,636	$290,022	$257,662

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH'S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(UNAUDITED)

Note 1—Basis of Presentation and Organization

        Harrah's Entertainment, Inc. ("Harrah's Entertainment," the "Company," "we," "our" or "us," and including our subsidiaries where the context requires) is a Delaware corporation. We operate 28 casinos in 12 states under the Harrah's, Horseshoe, Rio, Showboat, and Harveys brand names, including 11 land-based casinos, 11 riverboat or dockside casinos, one thoroughbred racing facility, one greyhound racing facility and four casinos on Indian reservations. We view each property as an operating segment and aggregate all operating segments into one reporting segment.

        On September 27, 2004, we reached an agreement to sell the assets and certain related current liabilities of Harrah's East Chicago and Harrah's Tunica to another gaming company. The sale, which is subject to regulatory approvals, is expected to close in the first quarter of 2005. These properties are classified in Assets/Liabilities held for sale on our Consolidated Condensed Balance Sheets, and we ceased depreciating their assets in September 2004. 2004 results for Harrah's East Chicago and Harrah's Tunica are presented as part of our discontinued operations and 2003 results have been reclassified to conform to the 2004 presentation. During 2003, we sold properties in Central City, Colorado, and Vicksburg, Mississippi. The operating results of those properties, including the losses recorded on the sales, are presented in our Consolidated Condensed Financial Statements for 2003 as discontinued operations. See Note 10 for further information regarding discontinued operations.

        In conjunction with our plans to acquire Horseshoe Gaming Holding Corp. ("Horseshoe Gaming") (see Note 4), in May 2004, we sold Harrah's Shreveport to avoid overexposure in that market. Prior to the sale, we classified this property in Assets/Liabilities held for sale on our Consolidated Condensed Balance Sheets and we ceased depreciating its assets in September 2003. Since we had a continued presence in the Shreveport-Bossier City market, Harrah's Shreveport's operating results were not classified as discontinued operations. No material gain or loss was recognized on the sale of Harrah's Shreveport.

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

        In March 2004, the Financial Accounting Standards Board ("FASB") issued Exposure Draft, "Share-Based Payment—an amendment of FASB Statements No. 123 and 95." This proposed standard, which is expected to be effective for periods beginning after June 15, 2005, for public companies with calendar year-ends, would require that we recognize an expense for our equity-based compensation programs, including stock options. We are currently evaluating the provisions of this proposed standard to determine its impact on our future financial statements.

        SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123," requires that companies provide disclosure regarding the pro forma impact of the provisions of SFAS No. 123 in interim financial statements. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Third Quarter Ended		Nine Months Ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
(In thousands, except per share amounts)
Net income, as reported	$118,785	$99,483	$290,753	$257,247
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(8,856)	(8,648)	(19,999)	(17,921)

Pro forma net income	$109,929	$90,835	$270,754	$239,326

Earnings per share:
Basic—as reported	$1.07	$0.91	$2.62	$2.37
Basic—pro forma	0.99	0.83	2.44	2.20
Diluted—as reported	1.06	0.90	2.58	2.33
Diluted—pro forma	0.98	0.82	2.40	2.17

Note 3—Goodwill and Other Intangible Assets

        The following table sets forth information concerning our goodwill as of September 30, 2004.

(In thousands)
Balance at December 31, 2003	$701,133
Additions or adjustments	610,066
Impairment losses	–

Balance at September 30, 2004	$1,311,199

        The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets.

	September 30, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In thousands)
Amortizing intangible assets:
Contract rights	$73,590	$9,288	$64,302	$63,590	$6,572	$57,018
Customer relationships	97,100	7,981	89,119	13,100	5,023	8,077

	$170,690	$17,269	153,421	$76,690	$11,595	65,095

Nonamortizing intangible assets:
Trademarks			278,645			146,624
Gaming rights			411,791			103,300

			690,436			249,924

Total			$843,857			$315,019

        The aggregate amortization expense for the quarter and nine months ended September 30, 2004, for those assets that will continue to be amortized under the provisions of SFAS No. 142 was $3.2 million and $5.7 million, respectively. Estimated annual amortization expense for those assets for the years ending December 31, 2004, 2005, 2006, 2007 and 2008 is $8.9 million, $12.9 million, $12.6 million, $11.9 million and $10.3 million, respectively.

Note 4—Acquisitions

Las Vegas Horseshoe Hotel and Casino

        In March 2004, we acquired certain intellectual property assets, including the rights to the Horseshoe brand in Nevada and to the World Series of Poker brand and tournament, from Horseshoe Club Operating Company ("Horseshoe Club"). MTR Gaming Group, Inc. ("MTR Gaming") acquired the assets of the Binion's Horseshoe Hotel and Casino ("Las Vegas Horseshoe") in Las Vegas, Nevada, including the right to use the name "Binion's" at the property, from Horseshoe Club. We will operate Las Vegas Horseshoe jointly with a subsidiary of MTR Gaming for one year, with options to extend the agreement for two additional years; however, we have notified MTR Gaming that we do not intend to extend the agreement. The property, which had been closed since January 2004, reopened April 1, 2004. Since its reopening, the operating results for Las Vegas Horseshoe have been consolidated with our results and will continue to be consolidated as long as the operating agreement is in effect.

        We paid approximately $43.0 million for the intellectual property assets, including assumption and subsequent payment of certain liabilities of Las Vegas Horseshoe (which included certain amounts payable to a principal of Horseshoe Gaming) and approximately $5.7 million of acquisition costs. The purchase price allocation is in process and will be completed by the end of 2004. It is anticipated that the intangible assets acquired in this transaction will be deemed to have indefinite lives and will, therefore, not be amortized. We financed the acquisition with funds from various sources, including cash flows from operations and borrowings from established debt programs.

Harrah's Shreveport and Louisiana Downs—Buyout of Minority Partners

        In first quarter 2004, we paid approximately $37.5 million to the minority owners of the company that owned Louisiana Downs and Harrah's Shreveport to purchase their ownership interest in that company. The excess of the cost to purchase the minority ownership above the capital balances was assigned to goodwill. As a result of this transaction, Harrah's Shreveport and Louisiana Downs became wholly owned by the Company. Harrah's Shreveport was subsequently sold to another gaming company (see Note 1).

Horseshoe Gaming

        On July 1, 2004, we acquired 100 percent of the equity interests of Horseshoe Gaming for approximately $1.56 billion, including assumption of debt valued at approximately $558 million and acquisition costs. A $75 million escrow payment that was made in 2003 was applied to the purchase price. We issued a redemption notice on July 1, 2004, for all $558 million of Horseshoe's outstanding 8 5/8% Senior Subordinated Notes due July 2009 and retired that debt August 2, 2004. We financed the acquisition and the debt retirement through working capital and established debt programs. We purchased Horseshoe Gaming to acquire three properties and with the intention of growing and developing the Horseshoe brand. The purchase included casinos in Hammond, Indiana; Tunica, Mississippi; and Bossier City, Louisiana.

        In anticipation of our acquisition of Horseshoe Gaming, we sold our Harrah's brand casino in Shreveport, Louisiana. After consideration of the sale of Harrah's Shreveport, the Horseshoe Gaming acquisition added a net 107,100 square feet of casino space and approximately 4,360 slot machines and 140 table games to our existing portfolio. Taken together with our acquisition of intellectual property rights from Horseshoe Club, this acquisition gave us rights to the Horseshoe brand in all of the United States. The results of the Horseshoe properties are included with our operating results subsequent to their acquisition on July 1, 2004.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The purchase price allocation is in process and will be completed within one year of the acquisition; thus, the allocation of the purchase price is subject to refinement.

(In millions)	At July 1, 2004
Current assets	$89.8
Land, buildings, riverboats and equipment	600.0
Long-term assets	16.9
Intangible assets	478.0
Goodwill	523.9

Total assets acquired	l,708.6

Current liabilities	(85.1)
Long-term debt	(558.1)

Total liabilities assumed	(643.2)

Net assets acquired	$1,065.4

        Of the estimated $478.0 million of acquired intangible assets, $295.0 million has been assigned to gaming rights and $89.0 million has been assigned to trademarks, both of which are not subject to amortization. The remaining intangible assets include customer relationships estimated at $84.0 million (15 year weighted-average useful life) and contract rights estimated at $10 million (four year estimated life). The weighted average useful life of all the amortizing intangible assets is 13.8 years.

        We anticipate that all of the goodwill related to the Horseshoe acquisition will be deductible for tax purposes.

        The following pro forma consolidated financial information has been prepared assuming that the acquisition of Horseshoe and the extinguishment of Horseshoe's debt had occurred on the first day of the respective periods.

		Nine Months Ended
	Quarter Ended Sept. 30, 2003
		Sept. 30, 2004	Sept. 30, 2003
(In thousands, except per share amounts)
Net revenues	$1,210.0	$3,716.8	$3,488.2

Income from operations	$237.4	$692.6	$650.3

Income from continuing operations	$99.0	$289.1	$258.9

Net income	$109.4	$310.2	$283.2

Earnings per share—diluted
From continuing operations	$0.89	$2.56	$2.35

Net income	$0.99	$2.75	$2.57

        These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had the acquisition been completed as of the beginning of these periods, or of future results.

Chester Downs & Marina

        In July 2004, after receiving Pennsylvania regulatory and certain local approvals, we acquired a 50% interest in Chester Downs & Marina, LLC ("CD&M"), an entity licensed to develop a harness-racing facility in southeastern Pennsylvania. Harrah's Entertainment and CD&M have agreed to develop Chester Downs, a 5/8-mile harness racetrack facility approximately six miles south of Philadelphia International Airport. In the third quarter, the Pennsylvania legislature passed and the governor signed a bill allowing up to 3,000 slot machines at each of eight racetracks, including Chester Downs, and four stand-alone slot parlors, with the potential for adding 2,000 more slots at each of those locations. We have commenced site work and demolition at the property. We consolidate CD&M in our financial statements.

Caesars Entertainment

        On July 14, 2004, we signed a definitive agreement to acquire Caesars Entertainment, Inc. ("Caesars") in a cash and stock transaction. Under the terms of the agreement, Caesars shareholders will receive either $17.75 in cash or 0.3247 shares of Harrah's Entertainment's common stock for each outstanding share of Caesars' common stock, subject to limitations on the aggregate amount of cash to be paid and shares of stock to be issued. Caesars shareholders will be able to elect to receive solely shares of Harrah's Entertainment's common stock or cash, to the extent available pursuant to the terms of the agreement. The aggregate estimated purchase price, calculated as of July 14, 2004, was approximately $9.4 billion. The purchase price will fluctuate until closing due to changes in the number of outstanding shares of Caesars' stock and the balance of Caesars' outstanding debt. Caesars operates 28 casinos with about two million square feet of gaming space and approximately 26,000 hotel rooms and has significant presence in Las Vegas, Atlantic City and Mississippi. The transaction is subject to regulatory and shareholders' approval and is expected to close in mid-2005.

Note 5—Stockholders' Equity

        In addition to its common stock, Harrah's Entertainment has the following classes of stock authorized but unissued:

  Preferred stock, $100 par value, 150,000 shares authorized
  Special stock, $1.125 par value, 5,000,000 shares authorized–
          Series A Special Stock, 2,000,000 shares designated

        In November 2002, our Board of Directors authorized the purchase of up to three million shares of the Company's stock in the open market. These repurchases are funded through available cash and borrowings from our Credit Agreement (see Note 6). The only repurchases in 2004 occurred in June, when one million shares were repurchased at an average price of $53.37. A total of 1.5 million shares have been purchased under this authorization at an average price of $47.54, leaving 1.5 million shares available for purchase pursuant to this authorization, which expires December 31, 2004.

        In July 2004, the Company declared a quarterly cash dividend of 33 cents per share, payable on August 25, 2004, to shareholders of record as of the close of business on August 11, 2004. Quarterly cash dividends of 30 cents per share were also declared and paid in the first and second quarters of 2004 and in the third and fourth quarters of 2003. Subsequent to the end of third quarter, our Board of Directors approved a regular quarterly cash dividend of 33 cents per share, payable on November 24, 2004, to shareholders of record as of the close of business on November 10, 2004.

Note 6—Debt

Credit Agreement

        At December 31, 2003, we had credit facilities (the "Credit Agreement") that provided for up to $1.9625 billion in borrowings, consisted of a five-year revolving credit facility for up to $1.0625 billion and a five-year term reducing facility for up to $900 million and matured on April 23, 2008. In June 2004, the Credit Agreement was amended to convert the $1.0625 billion revolving credit facility and $900 million term reducing facility to a $2.5 billion revolving credit facility, to reduce the interest rate and to extend the maturity to April 2009. The amendment also contains a provision that would allow an increase in the borrowing capacity to $3.0 billion, if mutually acceptable to the Company and the lenders. Interest on the Credit Agreement is based on our debt ratings and leverage ratio and is subject to change. As of September 30, 2004, the Credit Agreement bore interest based upon 90 basis points over LIBOR and bore a facility fee for borrowed and unborrowed amounts of 20 basis points. At our option, we may borrow at the prime rate under the Credit Agreement. As of September 30, 2004, $1.513 billion in borrowings was outstanding under the Credit Agreement with an additional $59.7 million committed to back letters of credit. After consideration of these borrowings but before consideration of amounts borrowed under the commercial paper program, $927.3 million of additional borrowing capacity was available to the Company as of September 30, 2004.

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

        As of September 30, 2004, we were a party to four interest rate swaps for a total notional amount of $500 million. These interest rate swaps serve to manage the mix of our debt between fixed and variable rate instruments by effectively converting fixed rates associated with long-term debt obligations to floating rates. The major terms of the interest rate swaps are as follows.

Effective Date	Type of Hedge	Fixed Rate Received	Variable Rate Paid	Notional Amount (In millions)	Maturity Date
Dec. 29, 2003	Fair Value	7.875%	7.603%	$50	Dec. 15, 2005
Dec. 29, 2003	Fair Value	7.875%	7.607%	150	Dec. 15, 2005
Jan. 30, 2004	Fair Value	7.125%	5.808%	200	June 1, 2007
Feb. 2, 2004	Fair Value	7.875%	7.625%	100	Dec. 15, 2005

        The Company's interest rate swaps qualify for the "shortcut" method allowed under SFAS No. 133, which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments. The net effect of the above swaps reduced our 2004 interest expense for the third quarter and first nine months by $0.7 million and $3.4 million, respectively.

Registration of Senior Notes

        In June 2004, we issued $750 million of 5.5% Senior Notes due in 2010 in a Rule 144A private placement. We exchanged the 5.5% Senior Notes with the fully registered 5.5% Senior Notes in October 2004.

        During December 2003, we issued $500 million of 5.375% Senior Notes due in 2013 in a Rule 144A private placement. We exchanged the 5.375% Senior Notes with the fully registered 5.375% Senior Notes in June 2004.

Commercial Paper

        To provide the Company with cost-effective borrowing flexibility, we have a $200 million commercial paper program that is used to borrow funds for general corporate purposes. At September 30, 2004, $25 million was outstanding under this program.

Debt Repurchase Program

        In July 2003, our Board of Directors authorized the Company to retire, from time to time through cash purchases, portions of our outstanding debt in open market purchases, privately negotiated transactions or otherwise. These repurchases will be funded through available cash from operations and borrowings from our existing credit facilities. Such repurchases will depend on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors. As of December 31, 2003, $159.5 million of our 7.875% Senior Subordinated Notes had been retired under this authorization. No additional debt was retired in the first nine months of 2004.

Note 7—Supplemental Cash Flow Disclosures

Cash Paid for Interest and Taxes

        The following table reconciles our interest expense, net of interest capitalized, per the Consolidated Condensed Statements of Income, to cash paid for interest:

	Nine Months Ended
	Sept. 30, 2004	Sept. 30, 2003
(In thousands)
Interest expense, net of interest capitalized	$195,503	$175,638
Adjustments to reconcile to cash paid for interest:
Net change in accruals	(20,050)	(9,292)
Amortization of deferred finance charges	(5,483)	(4,527)
Net amortization of discounts and premiums	(1,131)	(842)

Cash paid for interest, net of amount capitalized	$168,839	$160,977

Cash refunds of income taxes, net of payments	$31,440	$40,019

Note 8—Commitments and Contingent Liabilities

Contractual Commitments

        We continue to pursue additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties, guarantees by the Company of third-party debt and development completion guarantees.

        The agreements under which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled payments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations of the Indian-owned properties to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. As of September 30, 2004, our aggregate monthly commitment for the minimum guaranteed payment pursuant to these contracts for the four managed Indian-owned facilities now open, which extend for periods of up to 86 months from September 30, 2004, is $1.2 million. The maximum exposure for the minimum guaranteed payments to the tribes is unlikely to exceed $96.6 million.

        We may guarantee all or part of the debt incurred by Indian tribes, with which we have entered into management contracts, to fund development of casinos on the Indian lands. For all existing guarantees of Indian debt, we have obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, that the value of such property would satisfy our obligations in the event these guarantees were enforced. Additionally, we have received limited waivers from the Indian tribes of their sovereign immunity to allow us to pursue our rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken. The aggregate outstanding balance as of September 30, 2004, of Indian debt that we have guaranteed was $223.7 million. The outstanding balance of all of our debt guarantees, including Indian debt guarantees, at September 30, 2004, was $229.0 million. Our maximum obligation under all of our debt guarantees is $292.8 million. Our obligations under these debt guarantees extend through April 2009.

        Some of our guarantees of the debt for casinos on Indian lands were modified during 2003, resulting in the requirement under FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to recognize a liability for the estimated fair value of those guarantees. Liabilities, representing the fair value of our guarantees, and corresponding assets, representing the portion of our management fee receivable attributable to our agreements to provide the related guarantees, were recorded and are being amortized over the lives of the related agreements. We estimate the fair value of the obligations by considering what premium would have been required by us or by an unrelated party. The amounts recognized represent the present value of the premium in interest rates and fees that would have been charged to the tribes if we had not provided the guarantees. The unamortized balance of the liability for the guarantees and of the related assets at September 30, 2004, was $5.9 million.

        In March 2004, we entered into an agreement with the State of Louisiana whereby we extended our guarantee of an annual payment obligation of JCC, our wholly-owned subsidiary, of $60 million owed to the State of Louisiana. The guarantee was extended for one year to end March 31, 2007.

        Excluding the guarantees discussed above, as of September 30, 2004, we had commitments and contingencies of $395.1 million, including construction-related commitments.

        In accordance with previous agreements and as additional purchase price consideration, a payment of approximately $73 million, based on a multiple of the calculated annual savings, was made to Iowa

West Racing Association ("Iowa West"), the entity holding the pari-mutuel and gaming license for the Bluffs Run Casino in Council Bluffs, Iowa, and with whom we have a management agreement to operate that property. The additional payment to Iowa West increased goodwill attributed to the Bluffs Run property. The payment to Iowa West assumed we will operate table games at Bluffs Run and pay a 24 percent tax rate; however, Iowa West has taken the position that the purchase price adjustment should be based on a tax rate of 22 percent, which would result in an additional $12 million payment to Iowa West. If an additional payment is required, it will increase goodwill attributed to this property. We anticipate that the issue will be resolved by arbitration. (See discussion in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, OPERATING RESULTS AND DEVELOPMENT PLANS, North Central Results, Iowa.)

Severance Agreements

        As of September 30, 2004, we have severance agreements with 27 of our senior executives, which provide for payments to the executives in the event of their termination after a change in control, as defined. These agreements provide, among other things, for a compensation payment of 1.5 to 3.0 times the executive's average annual compensation, as defined, as well as for accelerated payment or accelerated vesting of any compensation or awards payable to the executive under any of our incentive plans. The estimated amount, computed as of September 30, 2004, that would be payable under the agreements to these executives based on the compensation payments and stock awards aggregated approximately $110.0 million. The estimated amount that would be payable to these executives does not include an estimate for the tax gross-up payment, provided for in the agreements, that would be payable to the executive if the executive becomes entitled to severance payments which are subject to federal excise tax imposed on the executive.

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

Note 10—Discontinued Operations

        In September 2004, we entered into an agreement to sell the assets and certain related liabilities of Harrah's East Chicago and Harrah's Tunica to an unrelated third party. The sale, which is subject to regulatory approvals, is expected to close in the first quarter of 2005. We believe that the sale of these two properties may help facilitate the closing of the Caesars transaction.

        Harrah's East Chicago and Harrah's Tunica are classified in Assets/Liabilities held for sale on our Consolidated Condensed Balance Sheets, and we ceased depreciating their assets in September 2004. 2004 results for Harrah's East Chicago and Harrah's Tunica are presented as part of our discontinued operations and 2003 results have been reclassified to conform to the 2004 presentation. We expect to report a gain on the sale of these two properties in the quarter in which the transaction closes. 2003 discontinued operations also include the operating results, including the losses recorded on the sales, of properties in Central City, Colorado, and Vicksburg, Mississippi, both of which were sold in 2003.

        Summary operating results for the discontinued operations are as follows:

	Third Quarter Ended		Nine Months Ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
(In thousands)
Net revenues	$96,953	$104,155	$285,521	$318,541

Pretax income from discontinued operations	$14,008	$16,083	$36,101	$37,348

Discontinued operations, net of tax	$8,106	$10,454	$21,100	$24,276

        Assets held for sale and liabilities related to assets held for sale for Harrah's East Chicago and Harrah's Tunica are as follows:

Sept. 30, 2004
(In thousands)
Cash and cash equivalents	$12,000
Inventories	871
Property and equipment, net	269,860
Goodwill	206,770
Investments in and advances to nonconsolidated affiliates	1,274
Deferred costs and other	183

Total assets held for sale	$490,958

Accrued expenses	$374

Total liabilities related to assets held for sale	$374

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

        The following discussion and analysis of the financial position and operating results of Harrah's Entertainment, Inc. (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as "Harrah's Entertainment," the "Company," "we," "our" and "us") for the third quarter and the first nine months of 2004 and 2003, updates, and should be read in conjunction with, Management's Discussion and Analysis of Financial Condition and Results of Operations presented in our 2003 Annual Report.

ACQUISITIONS

Las Vegas Horseshoe Hotel and Casino

        In March 2004, we acquired certain intellectual property assets, including the rights to the Horseshoe brand in Nevada and to the World Series of Poker brand and tournament, from Horseshoe Club Operating Company ("Horseshoe Club"). MTR Gaming Group, Inc. ("MTR Gaming") acquired the assets of the Binion's Horseshoe Hotel and Casino ("Las Vegas Horseshoe") in Las Vegas, Nevada, including the right to use the name "Binion's" at the property, from Horseshoe Club. We will operate Las Vegas Horseshoe jointly with a subsidiary of MTR Gaming for one year, with options to extend the agreement for two additional years; however, we have notified MTR Gaming that we do not intend to extend the agreement. The property, which had been closed since January 2004, reopened April 1, 2004. Since its reopening, the operating results for Las Vegas Horseshoe have been consolidated with our results and will continue to be consolidated as long as the operating agreement is in effect.

        We paid approximately $43.0 million for the intellectual property assets, including assumption and subsequent payment of certain liabilities of Las Vegas Horseshoe (which included certain amounts payable to a principal of Horseshoe Gaming) and approximately $5.7 million of acquisition costs. The purchase price allocation is in process and will be completed by the end of 2004. It is anticipated that the intangible assets acquired in this transaction will be deemed to have indefinite lives and will, therefore, not be amortized. We financed the acquisition with funds from various sources, including cash flows from operations and borrowings from established debt programs.

Harrah's Shreveport and Louisiana Downs—Buyout of Minority Partners

        In first quarter 2004, we paid approximately $37.5 million to the minority owners of the company that owned Louisiana Downs and Harrah's Shreveport to purchase their ownership interest in that company. The excess of the cost to purchase the minority ownership above the capital balances was assigned to goodwill. As a result of this transaction, Harrah's Shreveport and Louisiana Downs became wholly owned by the Company. Harrah's Shreveport was subsequently sold to another gaming company (see DISPOSITIONS).

Horseshoe Gaming

        On July 1, 2004, we acquired 100 percent of the equity interests of Horseshoe Gaming Holding Corp. ("Horseshoe Gaming") for approximately $1.56 billion, including assumption of debt valued at approximately $558 million and acquisition costs. A $75 million escrow payment that was made in 2003 was applied to the purchase price. We issued a redemption notice on July 1, 2004, for all $558 million of Horseshoe Gaming's outstanding 8 5/8% Senior Subordinated Notes due July 2009 and retired that debt on August 2, 2004. We financed the acquisition and the debt retirement through working capital and existing credit facilities. We purchased Horseshoe Gaming to acquire three properties and with the intention of growing and developing the Horseshoe brand. The purchase included casinos in Hammond, Indiana; Tunica, Mississippi; and Bossier City, Louisiana.

        In anticipation of our acquisition of Horseshoe Gaming, we sold our Harrah's brand casino in Shreveport, Louisiana, to avoid overexposure in that market (see DISPOSITIONS). After consideration of the sale of Harrah's Shreveport, the Horseshoe Gaming acquisition added a net 107,100 square feet of casino space and approximately 4,360 slot machines and 140 table games to our existing portfolio. Taken together with our acquisition of intellectual property rights from Horseshoe Club, this acquisition gave us rights to the Horseshoe brand in all of the United States. The purchase price allocation began in third quarter 2004 and will be completed within one year of the date of acquisition. The results of the Horseshoe properties are included with our operating results subsequent to their acquisition on July 1, 2004.

Chester Downs & Marina

        In July 2004, after receiving Pennsylvania regulatory and certain local approvals, we acquired a 50% interest in Chester Downs & Marina, LLC ("CD&M"), an entity licensed to develop a harness-racing facility in southeastern Pennsylvania. Harrah's Entertainment and CD&M have agreed to develop Chester Downs, a 5/8-mile harness racetrack facility approximately six miles south of Philadelphia International Airport. In the third quarter, the Pennsylvania legislature passed and the governor signed a bill allowing up to 3,000 slot machines at each of eight racetracks, including Chester Downs, and four stand-alone slot parlors, with the potential for adding 2,000 more slots at each of those locations. We have commenced site work and demolition at the property. We consolidate CD&M in our financial statements.

Caesars Entertainment

        On July 14, 2004, we signed a definitive agreement to acquire Caesars Entertainment, Inc. ("Caesars") in a cash and stock transaction. Under the terms of the agreement, Caesars' shareholders will receive either $17.75 in cash or 0.3247 shares of Harrah's Entertainment's common stock for each outstanding share of Caesars' common stock, subject to limitations on the aggregate amount of cash to be paid and shares of stock to be issued. Caesars' shareholders will be able to elect to receive solely shares of Harrah's Entertainment's common stock or cash, to the extent available pursuant to the terms of the agreement. The aggregate estimated purchase price, calculated as of July 14, 2004, was approximately $9.4 billion. The purchase price will fluctuate until closing due to changes in the number of outstanding shares of Caesars' stock and the balance of Caesars' outstanding debt. Caesars operates 28 casinos with about two million square feet of gaming space and approximately 26,000 hotel rooms and has significant presence in Las Vegas, Atlantic City and Mississippi. The transaction is subject to regulatory and shareholders' approval and is expected to close in mid-2005.

DISPOSITIONS

Harrah's Shreveport

        The sale of Harrah's Shreveport was completed in second quarter 2004. Prior to the sale, this property was classified in Assets/Liabilities held for sale on our Consolidated Condensed Balance Sheets, and we ceased depreciating its assets in September 2003. Since we continue to operate casinos in the Shreveport-Bossier City market, Harrah's Shreveport's operating results were not classified as discontinued operations. The gain from our sale of Harrah's Shreveport was not material.

Harrah's East Chicago and Harrah's Tunica

        On September 27, 2004, we reached an agreement to sell the assets and certain related current liabilities of Harrah's East Chicago and Harrah's Tunica to another gaming company. The sale, which is subject to regulatory approvals, is expected to close in the first quarter of 2005. These properties are classified in Assets/Liabilities held for sale on our Consolidated Condensed Balance Sheets, and we ceased depreciating their assets in September 2004. 2004 results for Harrah's East Chicago and Harrah's Tunica are presented as part of our discontinued operations and 2003 results have been reclassified to conform to the 2004 presentation. We expect to report a gain on the sale of these two properties in the quarter in which the transaction closes.

OPERATING RESULTS AND DEVELOPMENT PLANS

Overall

	Third Quarter
					First Nine Months
	2004	2003	Percentage Increase/ (Decrease)				Percentage Increase/ (Decrease)
					2004	2003
(In millions, except earnings per share)
Casino revenues	$1,191.6	$910.2	30.9%		$2,999.8	$2,617.6	14.6%
Total revenues	1,309.7	1,043.4	25.5%		3,359.3	2,998.6	12.0%
Income from operations	257.8	203.2	26.9%		626.1	555.0	12.8%
Income from continuing operations	110.7	89.0	24.4%		269.7	233.0	15.8%
Net income	118.8	99.5	19.4%		290.8	257.2	13.1%
Earnings per share-diluted
From continuing operations	0.99	0.80	23.8%		2.39	2.11	13.3%
Net income	1.06	0.90	17.8%		2.58	2.33	10.7%
Operating margin	19.7%	19.5%	0.2	pts	18.6%	18.5%	0.1	pt

        Third quarter 2004 revenues increased 25.5% over third quarter 2003, driven by revenues from the three Horseshoe properties subsequent to their acquisition on July 1, 2004, and record third quarter revenues at several of our other properties. Income from continuing operations was 24.4% above third quarter last year due primarily to the acquisition of Horseshoe Gaming and strong performances by our Southern Nevada properties.

        For the nine months ended September 30, 2004, revenues were up 12.0%, and income from continuing operations was 15.8% higher than in the first nine months of 2003. The year-over-year increases were due to the acquisition of Horseshoe Gaming, strong performances by our Southern Nevada properties and lower gaming taxes at our Bluffs Run property in Iowa, partially offset by higher gaming taxes and marketing costs in some markets.

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

West	East	North Central	South Central	Managed/Other
Harrah's Reno Harrah's/Harveys Lake Tahoe Bill's Harrah's Las Vegas Rio Harrah's Laughlin Las Vegas Horseshoe (after April 1, 2004)	Harrah's Atlantic City Showboat Atlantic City	Harrah's Joliet Harrah's North Kansas City Harrah's Council Bluffs Bluffs Run Harrah's St. Louis Harrah's Metropolis Horseshoe Hammond	Harrah's Shreveport (prior to May 19, 2004) Harrah's Lake Charles Harrah's New Orleans Harrah's Louisiana Downs Horseshoe Tunica Horseshoe Bossier City	Harrah's Ak-Chin Harrah's Cherokee Harrah's Prairie Band Harrah's Rincon

West Results

	Third Quarter				First Nine Months
			Percentage Increase/ (Decrease)				Percentage Increase/ (Decrease)
	2004	2003			2004	2003
(In millions)
Casino revenues	$280.5	$247.0	13.6%		$788.9	$684.4	15.3%
Total revenues	401.1	361.6	10.9%		1,149.7	1,021.7	12.5%
Income from operations	89.2	71.7	24.4%		244.2	183.8	32.9%
Operating margin	22.2%	19.8%	2.4	pts	21.2%	18.0%	3.2	pts

        Our West properties posted record third quarter revenues and income from operations in 2004, driven by results from our Southern Nevada properties where strong cross-market play at, and cross-property play between, our two Las Vegas properties, room pricing trends in Las Vegas, record revenues at Harrah's Laughlin and revenues from Las Vegas Horseshoe, which opened on April 1, 2004, helped Southern Nevada revenues increase by 18.7% over 2003 levels. Income from operations for our Southern Nevada properties was 45.6% higher than in third quarter 2003 as a result of the higher revenues and improved operating margins. Revenues in Northern Nevada were 1.7% below the third quarter last year, and income from operations was level with third quarter 2003.

        For the first nine months of 2004, revenues and income from operations from our Southern Nevada properties increased 18.4% and 48.7%, respectively, driven by the same factors that drove our third quarter results. Revenues from our Northern Nevada properties were 1.3% higher than in the first nine months of 2003; however, income from operations was 1.7% lower than in the nine-month period last year due to increased marketing costs associated with selective programs designed to increase visitation from targeted segments in the Northern Nevada market.

        Construction began in second quarter 2004 on a 60,000-square-foot expansion of the Rio Pavilion and Convention Center in Las Vegas. The approximate $39 million expansion will increase the overall size of the Rio's convention center to 160,000 square feet and is scheduled for completion in mid-2005. As of September 30, 2004, $9.8 million had been spent on this project.

East Results

	Third Quarter				First Nine Months
			Percentage Increase/ (Decrease)				Percentage Increase/ (Decrease)
	2004	2003			2004	2003
(In millions)
Casino revenues	$240.6	$220.7	9.0%		$644.6	$620.9	3.8%
Total revenues	227.2	214.5	5.9%		602.9	598.9	0.7%
Income from operations	69.5	67.8	2.5%		166.3	174.4	(4.6)%
Operating margin	30.6%	31.6%	(1.0	)pt	27.6%	29.1%	(1.5	)pts

        Third quarter revenues at our East properties were 5.9% higher than third quarter 2003 revenues and income from operations was 2.5% higher than in third quarter last year as Atlantic City continues to assimilate the new supply in that market.

        For the nine months ended September 30, 2004, revenues were up at our East properties by 0.7%, but income from operations was down by 4.6% from the first nine months last year. Showboat's revenues and income from operations were 3.9% and 12.0%, respectively, higher than in the first nine months of 2003. Results at Showboat were aided by a new hotel tower that opened in second quarter 2003 and 450 slot machines that were added in third quarter 2003. Harrah's Atlantic City's revenues and income from operations were 1.9% and 15.0%, respectively, below the first nine months of 2003. Harrah's Atlantic City has been more directly affected than Showboat by the first new competitor in the Atlantic City market in more than a decade, but marketing programs to address the aggressive customer acquisition campaign of the new competitor are having some success.

North Central Results

	Third Quarter				First Nine Months
			Percentage Increase/ (Decrease)				Percentage Increase/ (Decrease)
	2004	2003			2004	2003
(In millions)
Casino revenues	$394.8	$270.6	45.9%		$942.4	$827.2	13.9%
Total revenues	387.3	267.3	44.9%		928.3	814.5	14.0%
Income from operations	72.9	48.0	51.9%		181.8	149.9	21.3%
Operating margin	18.8%	18.0%	0.8	pt	19.6%	18.4%	1.2	pts

        An agreement has been reached to sell Harrah's East Chicago; therefore, this property is no longer included in our North Central grouping. Results of Harrah's East Chicago have been classified as discontinued operations and prior period results have been restated to conform to the current presentation.

        Chicagoland/Illinois—Driven by the Horseshoe acquisition on July 1, 2004, combined third quarter 2004 revenues at Harrah's Joliet, Harrah's Metropolis and Horseshoe Hammond were 117.7% higher than last year's third quarter revenues. Combined income from operations was 107.9% higher than in third quarter last year. Excluding results of Horseshoe Hammond and Harrah's East Chicago, combined revenues increased 11.9%, but combined income from operations was 5.1% below third quarter 2003 as a result of higher gaming taxes.

        Combined revenues for the first nine months of 2004 were 32.0% higher than combined revenues for the first nine months of 2003 and combined income from operations was 19.7% higher than the first nine months of last year due to results from Horseshoe Hammond subsequent to its acquisition. Excluding results of Horseshoe Hammond and Harrah's East Chicago, combined revenues and income from operations were down 0.4% and 16.3%, respectively, from the nine-month period last year as a result of increases in state gaming taxes, admission taxes and increased marketing costs.

        Missouri—Third quarter revenues at our Missouri properties were 6.3% higher than in third quarter last year, as increases at our St. Louis property more than offset declines at our North Kansas City property. Third quarter income from operations was 4.6% below third quarter 2003, driven by declines at North Kansas City.

        Construction was completed in third quarter 2004 on an $80 million expansion of Harrah's St. Louis, which included a second hotel tower, redesign of the hotel lobby, new valet parking areas, the addition of parking garage express ramps and the expansion of two restaurants and other amenities.

        For the nine months ended September 30, 2004, revenues at our Missouri properties were 2.1% higher and income from operations was 13.4% below last year's first nine months. Gains at our St. Louis property, driven by our Total Rewards program and improvements made to the slot floor, were more than offset by declines at our North Kansas City property where recent capital improvements by two competitors impacted results.

        A $107 million expansion and property enhancement project at Harrah's North Kansas City broke ground in second quarter 2004. This project, which will add a 206-room hotel addition, new restaurants and other amenities, is scheduled for completion in the third quarter of 2005. As of September 30, 2004, $18.7 million had been spent on this project.

        Iowa—Revenues for third quarter 2004 from our Iowa properties were 5.9% higher than third quarter 2003 revenues, and income from operations was 77.3% higher than third quarter 2003, due primarily to lower gaming taxes at our Bluffs Run property in 2004.

        For the nine months ended September 30, 2004, revenues were 5.5% higher than in the first nine months last year. In response to the April 2004 Iowa legislation, an adjustment of the 2004 gaming tax accrual following the resolution of the gaming tax issues discussed below caused income from operations for the nine months ended September 30, 2004, to be more than double the first nine months of 2003.

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

        In accordance with previous agreements and as additional purchase price consideration, a payment of approximately $73 million, based on a multiple of the calculated annual savings, was made to Iowa West Racing Association ("Iowa West"), the entity holding the pari-mutuel and gaming license for the Bluffs Run Casino and with whom we have a management agreement to operate that property. The additional payment to Iowa West increased goodwill attributed to the Bluffs Run property. The payment to Iowa West assumed we will operate table games at Bluffs Run and pay a 24% tax rate; however, Iowa West has taken the position that the purchase price adjustment should be based on a tax rate of 22%, which would result in an additional $12 million payment to Iowa West. If an additional payment is required, it will increase goodwill attributed to this property. We anticipate that the issue will be resolved by arbitration.

South Central Results

	Third Quarter				First Nine Months
			Percentage Increase/ (Decrease)				Percentage Increase/ (Decrease)
	2004	2003			2004	2003
(In millions)
Casino revenues	$275.6	$171.6	60.6%		$623.5	$484.8	28.6%
Total revenues	273.9	175.1	56.4%		621.7	494.3	25.8%
Income from operations	43.4	23.5	84.7%		90.6	70.1	29.2%
Operating margin	15.8%	13.4%	2.4	pts	14.6%	14.2%	0.4	pts

        An agreement has been reached to sell Harrah's Tunica; therefore, this property is no longer included in our South Central grouping. Results of Harrah's Tunica have been classified as discontinued operations and prior period results have been restated to conform to the current presentation.

        Combined third quarter 2004 revenues from our South Central properties were 56.4% higher than in third quarter 2003, driven by revenues from Horseshoe Bossier City and Horseshoe Tunica and higher revenues at each of the other properties in that region. Combined income from operations was 84.7% higher than in third quarter 2003. Excluding 2004 results from the Horseshoe properties, Harrah's Shreveport, which was sold in May 2004, and Harrah's Tunica, combined revenues for the other South Central properties (Harrah's brand properties in New Orleans, Lake Charles, and Louisiana Downs) increased 17.2% over third quarter 2003, and income from operations was 22.2% higher. Harrah's New Orleans posted record results for the quarter despite the negative impact from hurricanes in September.

        Revenues and income from operations for the first nine months of 2004 were higher by 25.8% and 29.2%, respectively, than in the first nine months last year due to results from Horseshoe Bossier City and Horseshoe Tunica subsequent to their July 1, 2004, acquisition and increased revenues from Louisiana Downs, Harrah's New Orleans and Harrah's Lake Charles and partially offset by the loss of revenues in 2004 due to the sale of Harrah's Shreveport. The permanent facility at Louisiana Downs opened in second quarter 2004 with 1,400 slot machines. 900 slot machines had been in service since second quarter 2003 at Louisiana Downs.

        Construction began in second quarter 2004 on a 26-story, 450-room, $142 million hotel tower at Harrah's New Orleans. The property does not currently operate a hotel, although it does utilize rooms at third-party hotels. The hotel is expected to open in the first quarter of 2006. $16.5 million had been spent on this project as of September 30, 2004.

Managed Casinos and Other

        Our managed casinos and other results were lower than in third quarter and the first nine months of 2003 due to lower fee structures at some of our managed casinos where management agreements have been extended.

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

        Construction was completed in August 2004 on a $55 million expansion project at Harrah's Prairie Band. The expansion includes the addition of approximately 200 hotel rooms, a 12,000-square-foot convention center and a new restaurant.

        Construction costs of Indian casinos and hotels have been funded by the tribes or by the tribes' debt, some of which we guarantee. See DEBT AND LIQUIDITY for further discussion of our guarantees of debt related to Indian projects.

        We recently suspended operation of Lucky Me, our on-line gaming initiative in the United Kingdom. We do not expect to record any material charges as a result of this action. Losses related to Lucky Me are $6.7 million for the nine months ended September 30, 2004.

Other Factors Affecting Net Income

	Third Quarter				First Nine Months
			Percentage Increase/ (Decrease)				Percentage Increase/ (Decrease)
	2004	2003			2004	2003
(In millions)
(Income)/expense
Development costs	$4.7	$3.0	56.7%		$14.1	$9.4	50.0%
Write-downs, reserves and recoveries	3.8	3.2	18.8%		2.1	3.9	(46.2)%
Corporate expense	17.4	11.5	51.3%		48.0	39.3	22.1%
Interest expense, net	78.4	58.6	33.8%		195.5	175.6	11.3%
Losses on interests in nonconsolidated affiliates	0.7	0.6	16.7%		0.3	0.6	(50.0)%
Losses on early extinguishments of debt	–	1.0	N/M		–	3.1	N/M
Other income	(1.3)	(1.7)	(23.5)%		(5.4)	(7.2)	(25.0)%
Effective tax rate	37.5%	37.1%	0.4	pt	36.7%	36.8%	(0.1	)pt
Minority interests	$2.3	$2.3	0.0%		$6.3	$9.2	(31.5)%
Discontinued operations, net of income taxes	(8.1)	(10.5)	(22.9)%		(21.1)	(24.3)	(13.2)%
N/M = Not meaningful

        Development costs for third quarter and the first nine months of 2004 were higher than in corresponding periods last year due to increased development activities in many jurisdictions, including Rhode Island, Pennsylvania and the United Kingdom, considering allowing development and operation of casinos or casino-like operations.

        Write-downs, reserves and recoveries for the first nine months of 2004 consisted primarily of a $10.0 million contribution to Harrah's Foundation, a 501(c)(3) non-profit corporation that provides charitable contributions to qualifying organizations in the communities where employees of Harrah's Entertainment and its subsidiaries work and demolition costs associated with various construction projects, partially offset by the $16.6 million adjustment of our over-accrual prior to 2004 for Iowa gaming taxes resulting from second quarter 2004 legislation in Iowa.

        Corporate expense was 51.3% and 22.1% higher in third quarter and the first nine months of 2004, respectively, than the prior year periods due to higher incentive compensation expense, accelerated depreciation on certain corporate assets, costs associated with a management development program and costs associated with the Company's compliance with Section 404 of the Sarbanes-Oxley Act.

        Interest expense in third quarter and the first nine months of 2004 was 33.8% and 11.3% higher, respectively, than in the same periods in 2003 due to additional debt related to our acquisition of Horseshoe on July 1, 2004. For our fixed-rate debt subject to interest rate swap agreements, the average interest rate received was 7.6%, compared to the 6.9% average interest rate paid on the swaps at September 30, 2004. The average interest rate on our variable-rate debt, excluding the impact of our swap agreements, was 2.6% at September 30, 2004, compared to 2.1% at September 30, 2003. A change in interest rates will impact our financial results. For example, assuming a constant outstanding balance for our variable-rate debt for the next twelve months, a hypothetical 1% change in corresponding interest rates would change interest expense for the next twelve months by approximately $20.4 million, or $5.1 million per quarter. Our variable-rate debt, including $500 million of fixed-rate debt for which we have entered into interest rate swap agreements, represents approximately 41% of our total debt, while our fixed-rate debt is approximately 59% of our total debt. (For discussion of our interest rate swap agreements, see DEBT AND LIQUIDITY, Interest Rate Swap Agreements.)

        Other income was lower in third quarter and the first nine months of 2004 than in the same periods last year due primarily to lower interest income in 2004 on the cash surrender value of life insurance policies.

        The effective tax rates for all periods are higher than the federal statutory rate due primarily to state income taxes. Our effective tax rate was higher in third quarter and the first nine months of 2004 than in third quarter and the first nine months last year due to the mix of taxable income among the various states.

        Minority interests reflect minority owners' shares of income at joint venture casinos, which decreased in 2004 from the prior year as a result of lower earnings from a joint venture property and the buyout of some minority partners.

        Discontinued operations reflect the results of Harrah's East Chicago and Harrah's Tunica and 2003 results for those properties have been reclassified to conform to the 2004 presentation. 2003 discontinued operations also reflect the results of Harveys Wagon Wheel Hotel/Casino in Central City, Colorado, and Harrah's Vicksburg in Vicksburg, Mississippi, both of which were sold in 2003.

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

        Our planned development projects, if they go forward, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. Cash needed to finance projects currently under development as well as additional projects pursued is expected to be made available from operating cash flows, bank borrowings (see DEBT AND LIQUIDITY), joint venture partners, specific project financing, guarantees of third-party debt and, if necessary, additional debt and/or equity offerings. Our capital spending for the first nine months of 2004 totaled approximately $486.8 million. Estimated total capital expenditures for 2004 are expected to be between $600 million and $625 million, excluding estimated expenditures for our acquisition of Horseshoe Gaming, our announced acquisition of Caesars or for development opportunities that we have not yet identified.

DEBT AND LIQUIDITY

        We generate substantial cash flows from operating activities, as reflected on the Consolidated Condensed Statements of Cash Flows. These cash flows reflect the impact on our consolidated operations of the success of our marketing and merchandizing programs, our strategic acquisitions, on-going cost containment focus and favorable variable interest rates. For the first nine months of 2004 and 2003, we reported cash flows from operating activities of $773.5 million and $571.6 million, respectively.

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

        Our cash and cash equivalents totaled approximately $402.0 million at September 30, 2004, compared to $309.9 million at September 30, 2003.

Credit Agreement

        At December 31, 2003, we had credit facilities (the "Credit Agreement") that provided for up to $1.9625 billion in borrowings, consisting of a five-year revolving credit facility for up to $1.0625 billion and a five-year term reducing facility for up to $900 million and maturing on April 23, 2008. In June 2004, the Credit Agreement was amended to convert the $1.0625 billion revolving credit facility and $900 million term reducing facility to a $2.5 billion revolving credit facility, to reduce the interest rate and to extend the maturity to April 2009. The amendment also contains a provision that would allow an increase in the borrowing capacity to $3.0 billion, if mutually acceptable to the Company and the lenders. Interest on the Credit Agreement is based on our debt ratings and leverage ratio and is subject to change. As of September 30, 2004, the Credit Agreement bore interest based upon 90 basis points over LIBOR and bore a facility fee for borrowed and unborrowed amounts of 20 basis points. At our option, we may borrow at the prime rate under the Credit Agreement. As of September 30, 2004, $1.513 billion in borrowings was outstanding under the Credit Agreement with an additional $59.7 million committed to back letters of credit. After consideration of these borrowings but before consideration of amounts borrowed under the commercial paper program, $927.3 million of additional borrowing capacity was available to the Company as of September 30, 2004.

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

        As of September 30, 2004, we were a party to four interest rate swaps for a total notional amount of $500 million. These interest rate swaps serve to manage the mix of our debt between fixed and variable rate instruments by effectively converting fixed rates associated with long-term debt obligations to floating rates. The major terms of the interest rate swaps are as follows.

Effective Date	Notional Amount (In millions)	Fixed Rate Received	Variable Rate Paid	Next Reset Date	Maturity Date
Dec. 29, 2003	$50	7.875%	7.603%	Dec. 15, 2004	Dec. 15, 2005
Dec. 29, 2003	150	7.875%	7.607%	Dec. 15, 2004	Dec. 15, 2005
Jan. 30, 2004	200	7.125%	5.808%	Dec. 1, 2004	June 1, 2007
Feb. 2, 2004	100	7.875%	7.625%	Dec. 15, 2004	Dec. 15, 2005

        The Company's interest rate swaps qualify for the "shortcut" method allowed under SFAS No. 133, which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments. The net effect of the above swaps reduced our 2004 interest expense for the third quarter and first nine months by $0.7 million and $3.4 million, respectively.

Registration of Senior Notes

        In June 2004, we issued $750 million of 5.5% Senior Notes due in 2010 in a Rule 144A private placement. We exchanged the 5.5% Senior Notes with the fully registered 5.5% Senior Notes in October 2004.

        During December 2003, we issued $500 million of 5.375% Senior Notes due in 2013 in a Rule 144A private placement. We exchanged the 5.375% Senior Notes with the fully registered 5.375% Senior Notes in June 2004.

Commercial Paper

        To provide the Company with cost-effective borrowing flexibility, we have a $200 million commercial paper program that is used to borrow funds for general corporate purposes. At September 30, 2004, $25 million was outstanding under this program.

Debt Repurchase Program

        In July 2003, our Board of Directors authorized the Company to retire, from time to time through cash purchases, portions of our outstanding debt in open market purchases, privately negotiated transactions or otherwise. These repurchases will be funded through available cash from operations and borrowings from our existing credit facilities. Such repurchases will depend on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors. As of December 31, 2003, $159.5 million of our 7.875% Senior Subordinated Notes had been retired under this authorization. No additional debt was retired in the first nine months of 2004.

Equity Repurchase Program

        In November 2002, our Board of Directors authorized the purchase of up to three million shares of the Company's stock in the open market. These repurchases are funded through available cash and borrowings from our Credit Agreement. The only repurchases in 2004 occurred in June, when one million shares were repurchased at an average price of $53.37. A total of 1.5 million shares have been purchased under this authorization at an average price of $47.54, leaving 1.5 million shares available for purchase pursuant to this authorization, which expires December 31, 2004.

Cash Dividends

        In July 2004, the Company declared a quarterly cash dividend of 33 cents per share, payable on August 25, 2004, to shareholders of record as of the close of business on August 11, 2004. Quarterly cash dividends of 30 cents per share were also declared and paid in the first and second quarters of 2004 and in the third and fourth quarters of 2003. Subsequent to the end of third quarter, our Board of Directors approved a regular quarterly cash dividend of 33 cents per share, payable on November 24, 2004, to shareholders of record as of the close of business on November 10, 2004.

Guarantees of Third-Party Debt and Other Obligations and Commitments

        The table below summarizes total material additions to or changes in our contractual obligations and other commitments, which were disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations presented in our 2003 Annual Report on Form 10-K.

	Increase/(Decrease)	Total
(In thousands)
Contractual Obligations
Debt	$1,284.2	$4,957.7
Operating lease obligations	(76.4)	552.0
Purchase order obligations	(33.5)	11.5
Guaranteed payments to State of Louisiana	15.1	149.9
Community reinvestment	10.8	105.1
Construction commitments	75.0	156.5
Other contractual obligations	30.6	73.7
Other Commitments
Guarantees of loans	139.9	292.8
Minimum payments to tribes	69.9	96.6
Letters of credit	(6.8)	59.7

        The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments, pursuant to these contracts for the four managed Indian-owned facilities now open, which extend for periods of up to 86 months from September 30, 2004, is $1.2 million. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.

        We may guarantee all or part of the debt incurred by Indian tribes, with which we have entered into management contracts, to fund development of casinos on the Indian lands. For all existing guarantees of Indian debt, we have obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, that the value of such property would satisfy our obligations in the event these guarantees were enforced. Additionally, we have received limited waivers from the Indian tribes of their sovereign immunity to allow us to pursue our rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken. The aggregate outstanding balance of such debt as of September 30, 2004, was $223.7 million.

        Some of our guarantees of the debt for casinos on Indian lands were modified during 2003, resulting in the requirement under Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to recognize a liability for the estimated fair value of those guarantees. Liabilities, representing the fair value of our guarantees, and corresponding assets, representing the portion of our management fee receivable attributable to our agreements to provide the related guarantees, were recorded and are being amortized over the lives of the related agreements. We estimate the fair value of the obligations by considering what premium would have been required by us or by an unrelated party. The amounts recognized represent the present value of the premium in interest rates and fees that would have been charged to the tribes if we had not provided the guarantees. The unamortized balance of the liability for the guarantees and of the related assets at September 30, 2004, was $5.9 million.

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

        The casino entertainment industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate. From time to time, various state and federal legislators and officials have proposed changes in tax laws, or in the administration of such laws, that would affect the industry. It is not possible to determine with certainty the scope or likelihood of possible future changes in tax laws or in the administration of such laws. If adopted, such changes could have a material effect on our financial results.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

        We prepare our Consolidated Condensed Financial Statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including, but not limited to, the estimated lives assigned to our assets, the determination of bad debt, asset impairment, fair value of guarantees and self-insurance reserves, the purchase price allocations made in connection with our acquisitions and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our significant accounting policies and estimates, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2003 Annual Report on Form 10-K. There were no newly identified significant accounting estimates in the first nine months of 2004, nor were there any material changes to the critical accounting policies and estimates discussed in our 2003 Annual Report.

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

        In March 2004, the FASB issued Exposure Draft, "Share-Based Payment—an amendment of FASB Statements No. 123 and 95." This proposed standard, which is expected to be effective for periods beginning after June 15, 2005, for public companies with calendar year-ends, would require that we recognize an expense for our equity-based compensation programs, including stock options. We are currently evaluating the provisions of this proposed standard to determine its impact on our future financial statements.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed-rate and variable-rate obligations. Of our approximately $5.0 billion total debt at September 30, 2004, $2.0 billion, including $500 million of fixed-rate debt for which we have entered into interest rate swap agreements, is subject to variable interest rates. For our fixed-rate debt subject to interest rate swap agreements, the average interest rate received was 7.6%, compared to 6.9% average interest rate paid on the swaps at September 30, 2004. The average interest rate on our variable-rate debt, excluding the impact of our swap agreements, was 2.6% at September 30, 2004. Assuming a constant outstanding balance for our variable rate debt for the next twelve months, a hypothetical 1% change in interest rates would change interest expense for the next twelve months by approximately $20.4 million.

        We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. We do not purchase or hold any derivative financial instruments for trading purposes.

        Although we own a business in a foreign country, which began operating in first quarter 2004, that operation is not material to our consolidated financial position, results of operations or cash flows. Additionally, foreign currency translation gains and losses were not material to our results of operations for the first nine months of 2004. Accordingly, the Company is not currently subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future operating results or cash flows.

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

        We are currently evaluating the effectiveness of our internal controls over financial reporting in order to comply with Section 404 of the Sarbanes-Oxley Act of 2002. This effort includes the documentation, testing and review of our internal controls under the direction of senior management. To date, no material weaknesses in our internal controls have been identified. Nevertheless, we have implemented or are in the process of implementing certain enhancements with respect to our internal control over financial reporting. There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the quarter ended September 30, 2004.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

EX—2.1	Asset Purchase Agreement, dated as of September 27, 2004, by and among Showboat Marina Casino Partnership, Tunica Partners II L.P., GNOC Corporation, Bally's Olympia Limited Partnership, Bally's Park Place, Inc., Land Ventures Realty, LLC and Resorts International Holdings, LLC. (Incorporated by reference to the exhibit filed with Harrah's Current Report on Form 8-K, filed September 27, 2004.)
*EX—10.1	Fourth Amendment to the 2001 Restatement of the Harrah's Entertainment, Inc. Executive Supplemental Savings Plan, effective August 19, 2004.
*EX—31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2004.
*EX—31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2004.
*EX—32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2004.
*EX—32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2004.

*
Filed herewith.

(b)
The following reports on Form 8-K were filed by the Company during third quarter 2004 and thereafter through October 20, 2004.

(i)
Form 8-K filed July 15, 2004 reporting the Company's entering of an Agreement and Plan of Merger with Caesars Entertainment, Inc.

(ii)
Form 8-K filed July 16, 2004 reporting the completion of the acquisition of Horseshoe Gaming Holding Corp.

(iii)
Form 8-K filed July 16, 2004 reporting the declaration of a cash dividend.

(iv)
Form 8-K filed July 21, 2004 furnishing the press release reporting second quarter 2004 results.

(v)
Form 8-K filed August 30, 2004 regarding the request for additional information from the Federal Trade Commission in connection with the merger with Caesars Entertainment, Inc.

(vi)
Form 8-K/A filed September 2, 2004 amending and supplementing the Form 8-K filed July 16, 2004 to include historical financial statements of Horseshoe Gaming Holding Corp.

(vii)
Form 8-K filed September 27, 2004 reporting the entering into a definitive agreement whereby an affiliate of Colony Capital, LLC will acquire the Company's Harrah's East Chicago and Harrah's Tunica properties and two properties owned by Caesars Entertainment, Inc.

(viii)
Form 8-K filed October 20, 2004 furnishing the press release reporting third quarter 2004 results.

(ix)
Form 8-K filed October 20, 2004 reporting the declaration of a cash dividend.

(x)
Form 8-K filed October 20, 2004 reporting the retirement of Philip G. Satre as Chairman of the Board and the appointment of Gary W. Loveman as Chairman of the Board effective January 1, 2005.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRAH'S ENTERTAINMENT, INC.

November 8, 2004	By:	/s/ ANTHONY D. MCDUFFIE Anthony D. McDuffie Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description	Sequential Page No.
EX—2.1	Asset Purchase Agreement, dated as of September 27, 2004, by and among Showboat Marina Casino Partnership, Tunica Partners II L.P., GNOC Corporation, Bally's Olympia Limited Partnership, Bally's Park Place, Inc., Land Ventures Realty, LLC and Resorts International Holdings, LLC. (Incorporated by reference to the exhibit filed with Harrah's Current Report on Form 8-K, filed September 27, 2004.)
EX—10.1	Fourth Amendment to the 2001 Restatement of the Harrah's Entertainment, Inc. Executive Supplemental Savings Plan, effective August 19, 2004.
EX—31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2004.
EX—31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2004.
EX—32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2004.
EX—32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2004.

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations
  Item 3. Quantitative and Qualitative Disclosure About Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K