Form 10-K
period 2004-12-31
HARRAHS ENTERTAINMENT INC
filed 2005-03-01
CIK 858339

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
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
None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2004, based upon the closing price of $54.10 for the Common Stock on the New York Stock Exchange on that date, was $5,994,497,266.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        As of January 31, 2005, the Registrant had 112,985,228 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, which will be filed within 120 days after the end of the fiscal year, are incorporated by reference into Part III hereof.

PART I

ITEM 1. Business.

Overview

        Harrah's Entertainment, Inc., a Delaware corporation, is one of the largest casino entertainment providers in the world. Our business is conducted through a wholly-owned subsidiary, Harrah's Operating Company, Inc., which owns or manages through various subsidiaries 28 casinos in the United States. Our principal asset is the stock of Harrah's Operating Company, Inc., which together with its direct and indirect subsidiaries hold substantially all of the assets of our businesses. Our casino entertainment facilities operate primarily under the Harrah's, Rio, Showboat, Horseshoe and Harveys brand names, and include eleven land-based casinos, eleven riverboat or dockside casinos, four casinos on Indian reservations, a combination greyhound racing facility and casino and a combination thoroughbred racetrack and casino. Our facilities have an aggregate of approximately 1.7 million square feet of gaming space and 17,100 hotel rooms. We were incorporated on November 2, 1989, and prior to such date operated under predecessor companies. Our principal executive offices are located at One Harrah's Court, Las Vegas, Nevada 89119, telephone (702) 407-6000. Our common stock is traded on the New York Stock Exchange under the symbol "HET."

2004 Business Development

        This is a summary of material business developments in 2004. For more information about business developments in 2004, including expansion projects at our facilities, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in this report.

        On July 1, 2004, we completed the acquisition of Horseshoe Gaming Holding Corp. for approximately $1.62 billion, including the assumption of debt and acquisition costs. In connection with this acquisition and a separate acquisition, we also acquired the rights to the Horseshoe brand in the United States, including rights to the World Series of Poker brand and tournament. Also in connection with this acquisition, we sold Harrah's Shreveport in the second quarter of 2004 for approximately $190 million.

        On July 14, 2004, we signed a definitive agreement to acquire Caesars Entertainment, Inc. ("Caesars") in a cash and stock transaction (the "merger"). Under terms of the agreement, Caesars stockholders may elect to receive either 0.3247 of a share of Harrah's Entertainment common stock or $17.75 in cash for each share of Caesars common stock they own, subject to proration and adjustment. As a result, the Company will issue an aggregate of approximately $1.87 billion in cash and 67.7 million shares of Harrah's Entertainment common stock based on the number of shares of Caesars common stock outstanding on January 18, 2005. On January 24, 2005, a definitive joint proxy statement/prospectus containing more detailed information about the merger was filed with the Securities and Exchange Commission. This joint proxy statement/prospectus has been mailed to the stockholders of Caesars and Harrah's Entertainment and Special Meetings of their stockholders to approve the merger are scheduled for March 11, 2005. The merger is expected to be completed in the second quarter of 2005, subject to stockholder approval of both companies, receipt of the necessary regulatory and antitrust approvals, and other conditions provided in the merger agreement. For more information on the Company's pending merger with Caesars, see the definitive joint proxy statement/prospectus that is part of the Registration Statement on Form S-4/A filed by the Company with the Securities and Exchange Commission on January 24, 2005.

        In connection with the merger, on September 27, 2004, we agreed to sell Harrah's East Chicago and Harrah's Tunica for a sales price of approximately $627 million, and Caesars agreed to sell its Atlantic City Hilton and Bally's Tunica properties for a sales price of approximately $612 million. Additionally, on October 22, 2004, Caesars agreed to sell interests in Bally's Casino in New Orleans for

$24 million, and on November 19, 2004, its Caesars Tahoe casino for $45 million. The closing of these transactions is subject to regulatory approvals and other customary conditions. The transactions are not subject to the closing of the merger.

        In 2004, we received regulatory approval for extension of the following Indian casinos we manage under management agreements:

    Harrah's Ak-Chin—extended to December 2009

    Harrah's Cherokee—extended to November 2011

        We suspended the operation of LuckyMe, our online gaming initiative in the United Kingdom, in October 2004. We do not expect material adverse charges as a result of this action. Losses related to LuckyMe were approximately $9.3 million in 2004.

        Our Fast Cash coinless gaming system or a similar coinless system was installed on approximately 85% of games in our casinos by the end of 2004.

        Harrah's Chester Downs Casino & Racetrack ("Harrah's Chester") is a harness racetrack and casino now under development in Chester, Pennsylvania, approximately six miles south of Philadelphia International Airport. Harrah's Chester is being built at the former site of the Sun Ship shipbuilding facility. Harrah's Chester will feature a 5/8-mile harness racetrack, a 1,500-seat grandstand and simulcast facilities, a slot casino with approximately 2,000 games, and a variety of food and beverage offerings, including a buffet, a 24-hour restaurant, lounge and 300-seat clubhouse dining area. Racing and simulcasting is scheduled to begin in April 2006 and the casino is tentatively scheduled to open in the third quarter of 2006, subject to receipt of a gaming license and all other regulatory approvals. We own a 50% interest in Harrah's Chester and will guarantee or provide financing for the project.

Description of Business

        Our casino business commenced operations in 1937. We own or manage casino entertainment facilities in more areas throughout the United States than any other participant in the casino industry. In addition to casinos, our facilities typically include hotel and convention space, restaurants and non-gaming entertainment facilities. Two of our properties are racetracks at which we have installed slot machines.

        In southern Nevada, Harrah's Las Vegas and Rio All-Suite Hotel & Casino are located in Las Vegas, and draw customers from throughout the United States. Harrah's Laughlin is located near both the Arizona and California borders and draws customers primarily from the southern California and Phoenix metropolitan areas and, to a lesser extent, from throughout the U.S. via charter aircraft.

        In northern Nevada, Harrah's Lake Tahoe, Harveys Resort & Casino and Bill's Casino are located near Lake Tahoe and draw customers primarily from California. Harrah's Reno, located in downtown Reno, draws customers primarily from Northern California, the Pacific Northwest and Canada.

        Our Atlantic City casinos, Harrah's Atlantic City, located in the Marina area, and the Showboat Atlantic City, located on the Boardwalk, draw customers primarily from Philadelphia, New York and New Jersey.

        Our Chicagoland dockside casinos, Harrah's Joliet in Joliet, Illinois, and Horseshoe Hammond in Hammond, Indiana, draw customers primarily from the greater Chicago metropolitan area.

        In Louisiana, we own Harrah's New Orleans, a land-based casino located in downtown New Orleans, which attracts customers from the New Orleans metropolitan area and from throughout the United States. In the southwest part of the state, Harrah's Lake Charles, a dockside casino, serves southwestern Louisiana and eastern Texas, including the Houston metropolitan area. In the northwest part of the state, Horseshoe Bossier City, a dockside casino, and Louisiana Downs, a thoroughbred racetrack with slot machines, located in Bossier City, cater to customers in northwestern Louisiana and east Texas, including the Dallas/Fort Worth metropolitan area.

        Harrah's North Kansas City and Harrah's St. Louis, both dockside casinos, draw customers from the Kansas City and St. Louis metropolitan areas, the largest markets in Missouri. Harrah's Metropolis is a dockside casino located in Metropolis, Illinois, on the Ohio River, drawing customers from southern Illinois, western Kentucky and central Tennessee. Horseshoe Tunica, a dockside casino complex located in Tunica, Mississippi, is approximately 30 miles from Memphis, Tennessee and draws customers primarily from the Memphis area.

        Harrah's Council Bluffs Casino Hotel, a dockside casino facility, and Bluffs Run Casino, a combination greyhound racing facility and land-based casino, with approximately 2,880 slot machines combined, are located in Council Bluffs, Iowa, across the Missouri River from Omaha, Nebraska. At Bluffs Run, we own the assets other than gaming equipment, and lease these assets to the Iowa West Racing Association, or IWRA, a nonprofit corporation, and we manage the facility for the IWRA under a management agreement expiring in October 2024. Iowa law requires that a qualified nonprofit corporation hold Bluffs Run's gaming and pari-mutuel licenses and its gaming equipment. We are rebranding the casino at Bluffs Run to the Horseshoe brand with a target completion date of first quarter 2006.

        In addition to the casinos that we own, we also earn fees through our management of four casinos for Indian tribes:

  •
  Harrah's Phoenix Ak-Chin, located near Phoenix, Arizona, which we manage for the Ak-Chin Indian Community under a management agreement that expires December 2009. Harrah's Phoenix Ak-Chin draws customers from the Phoenix metropolitan area;

  •
  Harrah's Rincon Casino and Resort, located near San Diego, California, which we manage for the Rincon San Luiseno Band of Mission Indians under a management agreement that expires in November 2011. Harrah's Rincon draws customers from the San Diego metropolitan area and Orange County, California;

  •
  Harrah's Cherokee Smoky Mountains Casino, which we manage for the Eastern Band of Cherokee Indians on their reservation in Cherokee, North Carolina under a management contract that expires November 2011. Harrah's Cherokee draws customers from eastern Tennessee, western North Carolina, northern Georgia and South Carolina; and

  •
  Harrah's Prairie Band Casino-Topeka, located near Topeka, Kansas, which we manage for the Prairie Band Potawatomi Nation under a management contract expiring in January 2008. Harrah's Prairie Band draws customers from the Topeka and Wichita, Kansas areas.

        We own and operate Bluegrass Downs, a harness racetrack located in Paducah, Kentucky, and own a one-third interest in Turfway Park LLC, which is the owner of the Turfway Park thoroughbred racetrack in Boone County, Kentucky. Turfway Park LLC owns a minority interest in Kentucky Downs LLC, which is the owner of the Kentucky Downs racetrack located in Simpson County, Kentucky.

        Additional information about our casino entertainment properties as of December 31, 2004 is set forth below in Item 2, "Properties," along with information concerning the status of expansions and improvements at certain properties during 2004.

Sales and Marketing

        We believe that our nationwide distribution system of 28 casino entertainment facilities provides us the ability to generate play by our customers when they travel among markets, which we refer to as cross-market play. We believe our customer loyalty program, Total Rewards, in conjunction with this nationwide distribution system, allows us to capture a growing share of our customers' gaming budget and generate increased same-store sales.

        Under Total Rewards, our customers may earn reward credits and redeem those credits at most of our casino entertainment facilities. Total Rewards is currently installed in all of our casinos with the exception of the Horseshoe properties. Integration of the Horseshoe brand casino facilities into Total Rewards is in process and is targeted for completion in mid-2005. Total Rewards is structured in tiers, providing customers an incentive to consolidate their play at our casinos. Depending on their level of play with us, customers may be designated as either Gold, Platinum, Diamond, or Seven Stars customers. Customers who do not participate in Total Rewards are encouraged to join, and those with a Total Rewards card are encouraged to consolidate their play through targeted promotional awards as they graduate to higher tiers.

        Through our Total Rewards program, we developed a database containing information about millions of customers and aspects of their casino gaming play. We use this information for marketing promotions, including through direct mail campaigns and the use of electronic mail and our website.

Patents and Trademarks

        We own the following trademarks used in this document: Harrah's®; LuckyMesm; Fast Cash®; Rio®; Showboat®; Bill's®; Harveys®; Total Rewards®; Bluffs Run®; Louisiana Downs®; Reward Credits®; Horseshoe®; Seven Stars™; and World Series of Poker®. Trademark rights are perpetual provided that the mark remains in use by the Company. We consider all of these marks, and the associated name recognition, to be valuable to our business.

        We hold five U.S. patents covering the technology associated with our Total Rewards program-U.S. Patent No. 5,613,912 issued March 25, 1997, expiring April 5, 2015 (which is the subject of a license agreement with Mikohn Gaming Corporation); U.S. Patent No. 5,761,647 issued June 2, 1998, expiring May 24, 2016; U.S. Patent No. 5,809,482 issued September 15, 1998, expiring September 15, 2015; U.S. Patent No. 6,003,013 issued December 14, 1999, expiring May 24, 2016; and U.S. Patent No. 6,183,362, issued February 6, 2001, expiring May 24, 2016. In 2001, we sued a competitor casino company in Federal Court seeking to enforce three of these patents. In June 2004, the trial court ruled against us on the competitor's motion for summary judgment, holding that Patent Nos. 5,761,647 and 6,183,362 and portions of Patent No. 6,003,013 were invalid. We have appealed this lower court decision; however, we agreed to the dismissal of our remaining claims under Patent No. 6,003,013. While we expect to ultimately prevail in the litigation, we do not believe that an unfavorable finding in the litigation would adversely affect our business or operations.

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

        In recent years, with fewer new markets opening for development, competition in existing markets has intensified. Many casino operators, including us, have invested in expanding existing facilities, developing new facilities, and acquiring established facilities in existing markets, such as our acquisition of the casinos owned by Rio, Showboat, Players, Harveys and Horseshoe, and our planned acquisition of Caesars. This expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors has increased competition in many markets in which we compete, and this intense competition can be expected to continue. These competitive pressures have adversely affected our financial performance in certain markets and, we believe, have also adversely affected the financial performance of certain competitors operating in these markets.

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

Employee Relations

        We have approximately 46,600 employees through our various subsidiaries. Despite a strike in Atlantic City in 2004 that was successfully settled, we consider our labor relations with employees to be good. Approximately 6,850 employees are covered by collective bargaining agreements with certain of our subsidiaries, relating to certain casino, hotel and restaurant employees at Harrah's Atlantic City, Harrah's Las Vegas, Rio, Harrah's East Chicago, Showboat Atlantic City and Harrah's New Orleans.

Available Information

        Our Internet address is www.harrahs.com. We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. We also make available through our website all filings of our executive officers and directors on Forms 3, 4 and 5 under Section 16 of the Exchange Act. These filings are also available on the SEC's website at www.sec.gov. Our Corporate Governance Guidelines, the charters of our Audit Committee, Human Resources Committee, and Nominating/Corporate Governance Committee, our Code of Conduct and our Code of Business Conduct and Ethics for Principal Officers are available on our website under the "Investor Relations" link. We will provide a copy of these documents to any stockholder upon receipt of a written request addressed to Harrah's Entertainment, Inc., Attn: Corporate Secretary, One Harrah's Court, Las Vegas, Nevada 89119. Reference in this document to our website address does not constitute incorporation by reference of the information contained on the website.

ITEM 2. Properties.

        The following table sets forth information about our casino entertainment facilities:

Summary of Property Information*

Property	Type of Casino	Casino Space– Sq. Ft.(a)	Slot Machines(a)	Table Games(a)	Hotel Rooms & Suites(a)
Las Vegas, Nevada
Harrah's Las Vegas	Land-based	87,700	1,380	90	2,530
Rio	Land-based	107,000	1,190	100	2,550
Binion's Horseshoe(b)***	Land-based	88,000	650	60	370
Laughlin, Nevada
Harrah's Laughlin	Land-based	55,000	950	50	1,560
Reno, Nevada
Harrah's Reno	Land-based	57,000	1,050	60	930
Lake Tahoe, Nevada
Harrah's Lake Tahoe	Land-based	57,600	1,010	70	530
Harveys Lake Tahoe	Land-based	63,300	950	80	740
Bill's Lake Tahoe	Land-based	18,000	440	20	–
Atlantic City, New Jersey
Harrah's Atlantic City	Land-based	131,800	3,870	80	1,630
Showboat Atlantic City	Land-based	115,700	3,970	60	1,300
Chicago, Illinois area
Harrah's Joliet (Illinois)	Dockside	39,200	1,210	20	200
Harrah's East Chicago (Indiana)**	Dockside	54,000	1,970	70	290
Horseshoe Hammond (Indiana)	Dockside	48,300	2,010	50	–
Metropolis, Illinois
Harrah's Metropolis	Dockside	29,800	1,200	20	120	(c)
Council Bluffs, Iowa
Harrah's Council Bluffs	Dockside	28,000	1,230	40	250
Bluffs Run Casino(d)	Greyhound Racing Facility and land-based casino	40,300	1,650	–	–
Tunica, Mississippi
Harrah's Tunica**	Dockside	35,000	1,180	20	200
Horseshoe Tunica	Dockside	63,000	2,110	80	510
St. Louis, Missouri
Harrah's St. Louis	Dockside	120,000	2,770	80	500
North Kansas City, Missouri
Harrah's North Kansas City	Dockside	60,100	1,800	60	200	(e)
New Orleans, Louisiana
Harrah's New Orleans	Land-based	100,000	1,980	130	–	(f)
Lake Charles, Louisiana
Harrah's Lake Charles	Dockside	60,000	1,250	70	260

Bossier City, Louisiana
Louisiana Downs	Thoroughbred Racing Facility and land-based casino	15,000	1,400	–	–
Horseshoe Bossier City	Dockside	30,000	1,690	50	610
Phoenix, Arizona
Harrah's Ak-Chin(b)	Indian Reservation	48,000	820	20	150
Topeka, Kansas
Harrah's Prairie Band(b)	Indian Reservation	34,900	1,060	30	890
Cherokee, North Carolina
Harrah's Cherokee(b)	Indian Reservation	80,000	3,050	30	250	(g)
San Diego, California
Harrah's Rincon(b)	Indian Reservation	69,900	1,560	90	650

*
As of December 31, 2004.

**
Subject to sale agreement.

***
We will cease management on March 10, 2005.

(a)
Approximate.

(b)
Managed.

(c)
A hotel, in which the Company owns a 12.5% special limited partnership interest, is adjacent to the Metropolis facility. A new 258-room hotel to be owned by the Company is under development, subject to receipt of regulatory approvals.

(d)
The property is owned by the Company, leased to the operator, and managed by the Company for the operator for a fee pursuant to an agreement that expires in October 2024.

(e)
Construction of a hotel addition with approximately 206 rooms is currently underway at Harrah's North Kansas City and is expected to be completed in the fourth quarter of 2005.

(f)
Construction is currently underway on a 450-room hotel tower at Harrah's New Orleans which is expected to be completed in first quarter 2006.

(g)
Construction of a hotel tower with approximately 320 additional rooms for this property is currently underway at Harrah's Cherokee and is expected to be completed in the second quarter of 2005.

ITEM 3. Legal Proceedings.

        The Company is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any pending litigation to have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders.

        Not applicable.

PART II

ITEM 5. Market for the Company's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock is listed on the New York Stock Exchange and traded under the ticker symbol "HET." The stock is also listed on the Chicago Stock Exchange, the Pacific Exchange and the Philadelphia Stock Exchange.

        The following table sets forth the high and low prices per share of our common stock, as reported by the New York Stock Exchange, for the last two years:

	High	Low
2004
First Quarter	$56.40	$48.90
Second Quarter	57.50	50.86
Third Quarter	55.21	43.94
Fourth Quarter	67.25	52.78
2003
First Quarter	$40.75	$30.30
Second Quarter	44.30	34.20
Third Quarter	44.10	38.65
Fourth Quarter	49.94	40.85

        The approximate number of holders of record of our common stock as of February 28, 2005, was 8,418.

        During 2004, the Company declared the following cash dividends per share:

Amount	Record Date	Paid On
$0.30	February 11, 2004	February 25, 2004
0.30	May 12, 2004	May 26, 2004
0.33	August 11, 2004	August 25, 2004
0.33	November 10, 2004	November 24, 2004

ITEM 6. Selected Financial Data.

        The selected financial data set forth below for the five years ended December 31, 2004, should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto.

(In millions, except common stock data and financial percentages and ratios)	2004(a)	2003(b)	2002(c)	2001(d)	2000(e)	Compound Growth Rate
OPERATING DATA
Revenues	$4,548.3	$3,948.9	$3,747.9	$3,317.4	$2,977.8	11.2%
Income from operations	791.1	678.8	708.7	521.8	188.2	43.2%
Income/(loss) from continuing operations	329.5	261.1	282.2	173.8	(46.4)	N/M
Net income/(loss)	367.7	292.6	235.0	209.0	(12.1)	N/M
COMMON STOCK DATA
Earnings/(loss) per share-diluted
Income from continuing operations	2.92	2.36	2.48	1.50	(0.40)	N/M
Net income/(loss)	3.26	2.65	2.07	1.81	(0.10)	N/M
Cash dividends declared per share	1.26	0.60	–	–	–	N/M
FINANCIAL POSITION
Total assets	8,585.6	6,578.8	6,350.0	6,128.6	5,166.1	13.5%
Long-term debt	5,151.1	3,671.9	3,763.1	3,719.4	2,835.8	16.1%
Stockholders' equity	2,035.2	1,738.4	1,471.0	1,374.1	1,269.7	12.5%
FINANCIAL PERCENTAGES AND RATIOS
Return on revenues-continuing	7.2%	6.6%	7.5%	5.2%	(1.6)%
Return on average invested capital
Continuing operations	8.2%	8.0%	8.9%	7.5%	2.4%
Net income/(loss)	8.0%	7.6%	6.9%	7.3%	2.9%
Return on average equity
Continuing operations	17.5%	16.0%	19.3%	12.9%	(3.2)%
Net income/(loss)	19.5%	18.0%	16.1%	15.5%	(0.8)%
Ratio of earnings to fixed charges(f)	2.7	2.6	2.7	2.0	2.0

N/M=Not Meaningful

Note references are to our Notes to Consolidated Financial Statements. See Item 8.

(a)
2004 includes $9.6 million in pretax charges for write-downs, reserves and recoveries (see Note 9) and $2.3 million in pretax charges related to our pending acquisition of Caesars Entertainment, Inc. (see Note 2). 2004 also includes the financial results of Horseshoe Gaming Holding Corporation from its July 1, 2004, date of acquisition.

(b)
2003 includes $10.5 million in pretax charges for write-downs, reserves and recoveries (see Note 9) and $19.1 million in pretax charges for premiums paid for, and write-offs associated with, debt retired before maturity. 2003 results have been reclassified to reflect Harrah's East Chicago and Harrah's Tunica as discontinued operations.

(c)
2002 includes $4.5 million in pretax charges for write-downs, reserves and recoveries (see Note 9), a $6.1 million pretax charge for our exposure under a letter of credit issued on behalf of National Airlines, Inc., and a charge of $91.2 million, net of tax benefits of $2.8 million, related to a change in accounting principle (see Note 4). 2002 also includes the financial results of Jazz Casino Company LLC from the date of our acquisition of a majority ownership interest on June 7, 2002. 2002 results have been reclassified to reflect Harrah's East Chicago and Harrah's Tunica as discontinued operations.

(d)
2001 includes $17.2 million in pretax charges for write-downs, reserves and recoveries and $26.2 million of pretax income from dispositions of nonstrategic assets and the settlement of a contingency related to a former affiliate. 2001 also includes the financial results of Harveys Casino Resorts from its July 31, 2001, date of acquisition. 2001 results have been reclassified to reflect Harrah's East Chicago and Harrah's Tunica as discontinued operations.

(e)
2000 includes $220.0 million in pretax reserves for receivables not expected to be recovered from JCC Holding Company and its subsidiary, Jazz Casino Company LLC, $6.1 million in pretax charges for other write-downs, reserves and recoveries and $39.4 million in pretax write-offs and reserves for our investment in, loans to and net estimated exposure under letters of credit issued on behalf of National Airlines, Inc. 2000 also includes the financial results of Players International, Inc., from its March 22, 2000, date of acquisition. 2000 results have been reclassified to reflect Harrah's East Chicago and Harrah's Tunica as discontinued operations.

(f)
Ratio computed based on Income/(loss) from continuing operations. For details of the computation of this ratio, see Exhibit 12 to our Form 10-K for the year ended December 31, 2004.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Harrah's Entertainment, Inc., a Delaware corporation, was incorporated on November 2, 1989, and prior to such date operated under predecessor companies. As of December 31, 2004, we operated 28 casinos in 12 states under the Harrah's, Horseshoe, Rio, Showboat and Harveys brand names. Our casinos include land-based casinos and casino hotels, dockside and riverboat casinos, a greyhound racetrack, a thoroughbred racetrack and managed casinos on Indian lands.

        In this discussion, the words "Harrah's Entertainment," "Company," "we," "our," and "us" refer to Harrah's Entertainment, Inc., together with its subsidiaries where appropriate.

STRATEGIC ACQUISITIONS

        Harrah's Entertainment's strategy for sustainable growth draws on the combined strength of our broad geographic diversification, customer rewards program, financial strength, innovative technology and focus on superior customer service. As part of our growth strategy and to further enhance our geographic distribution, strengthen our access to valued customers and leverage our technological and centralized services infrastructure, in the past seven years we have acquired five casino companies, the remaining interest in the New Orleans casino and a thoroughbred racetrack. Our growth strategy will be taken to the next level in 2005 with the planned acquisition of Caesars Entertainment, Inc. ("Caesars"), which we announced on July 14, 2004.

        Under the terms of the agreement, Caesars' shareholders will receive either $17.75 in cash or 0.3247 shares of Harrah's Entertainment's common stock for each outstanding share of Caesars' common stock, subject to limitations on the aggregate amount of cash to be paid and shares of stock to be issued. Caesars' shareholders will be able to elect to receive solely shares of Harrah's Entertainment's common stock or cash, to the extent available pursuant to the terms of the agreement. The aggregate estimated purchase price, calculated as of July 14, 2004, was approximately $9.4 billion. The purchase price will fluctuate until closing due to changes in the number of outstanding shares of Caesars' stock and the balance of Caesars' outstanding debt. Caesars operates 27 casinos with about two million square feet of gaming space and approximately 26,000 hotel rooms and has significant presence in Las Vegas, Atlantic City and Mississippi. The transaction is subject to regulatory and shareholders' approvals and is expected to close during the second quarter of 2005. Separate special meetings will be held on March 11, 2005, by stockholders of Harrah's Entertainment and Caesars to vote on proposals to approve the agreement.

        In anticipation of the Caesars acquisition, we have engaged consultants and dedicated internal resources to plan for the merger and integration of Caesars into Harrah's Entertainment. These costs are reflected in Merger and integration costs for Caesars acquisition in our Consolidated Statements of Income.

        The following table provides an overview of our acquisition activities over the past seven years. Following the table is a brief review of our acquisitions completed during the three years ended December 31, 2004. All of our acquisition transactions were accounted for as purchases.

Company	Date Acquired	Total Purchase Price(a)	Goodwill Assigned		Number of Casinos		Geographic Location
(Dollars in millions)
Showboat, Inc.	June 1998	$1,045	$322		4	(b)	Atlantic City, New Jersey East Chicago, Indiana
Rio Hotel & Casino, Inc.	January 1999	987	93	(c)	1		Las Vegas, Nevada
Players International, Inc.	March 2000	439	204		3		Lake Charles, Louisiana Metropolis, Illinois St. Louis, Missouri
Harveys Casino Resorts	July 2001	712	265		4		Central City, Colorado(d) Council Bluffs, Iowa (2 properties) Lake Tahoe, Nevada
JCC Holding Company(e)	June 2002 December 2002	149	–		1		New Orleans, Louisiana
Louisiana Downs, Inc.	December 2002	94	36		1	(f)	Bossier City, Louisiana
Horseshoe Club Operating Company(g)	March 2004	37	–		1	(h)	Las Vegas, Nevada
Horseshoe Gaming Holding Corp.	July 2004	1,625	565		3		Bossier City, Louisiana Hammond, Indiana Tunica, Mississippi

(a)
Total purchase price includes the market value of debt assumed determined as of the acquisition date and of assets that were subsequently sold.

(b)
Interests in two casinos that were included in the acquisition were subsequently sold, and an agreement was reached in 2004 to sell another casino that was included in this acquisition.

(c)
This goodwill was determined to be impaired and was written off in 2002.

(d)
This property was sold in 2003.

(e)
Acquired additional 14% interest in June 2002 and remaining 37% interest in December 2002.

(f)
Acquired a thoroughbred racetrack that was expanded to include slot machines in 2003.

(g)
This acquisition was for certain intellectual property assets, including the rights to the Horseshoe brand in Nevada and to the World Series of Poker brand and tournament.

(h)
This casino is owned by another gaming company, and we operate it jointly with that company. See the discussion below regarding Las Vegas Horseshoe Hotel and Casino.

Horseshoe Gaming

        On July 1, 2004, we acquired 100 percent of the equity interests of Horseshoe Gaming Holding Corp. ("Horseshoe Gaming") for approximately $1.62 billion, including assumption of debt valued at approximately $558 million and acquisition costs. A $75 million escrow payment made in 2003 was applied to the purchase price. We issued a redemption notice on July 1, 2004, for all $558 million of Horseshoe Gaming's outstanding 8 5/8% Senior Subordinated Notes due July 2009 and retired that debt on August 2, 2004. We financed the acquisition and the debt retirement through working capital and established debt programs. The results of the Horseshoe properties are included with our operating results subsequent to their acquisition on July 1, 2004.

        In anticipation of our acquisition of Horseshoe Gaming, we sold our Harrah's brand casino in Shreveport, Louisiana. After consideration of the sale of Harrah's Shreveport, the Horseshoe Gaming acquisition added a net 113,300 square feet of casino space and approximately 4,580 slot machines and 150 table games to our existing portfolio. Taken together with our acquisition of intellectual property rights from Horseshoe Club Operating Company ("Horseshoe Club") (see discussion below), this acquisition gave us rights to the Horseshoe brand in all of the United States. We intend to expand the Horseshoe brand into additional gaming markets, as evidenced by our recent announcement to re-brand our Bluffs Run casino to the Horseshoe brand.

Las Vegas Horseshoe Hotel and Casino

        In March 2004, we acquired certain intellectual property assets, including the rights to the Horseshoe brand in Nevada and to the World Series of Poker brand and tournament, from Horseshoe Club. MTR Gaming Group, Inc. ("MTR Gaming") acquired the assets of the Binion's Horseshoe Hotel and Casino ("Las Vegas Horseshoe") in Las Vegas, Nevada, including the right to use the name "Binion's" at the property, from Horseshoe Club. We operate Las Vegas Horseshoe jointly with a subsidiary of MTR Gaming for a one-year period, with options to extend the agreement for two additional years; however, we have notified MTR Gaming that we do not intend to extend the agreement. The property, which had closed in January 2004, reopened April 1, 2004. Since its reopening, the operating results for Las Vegas Horseshoe have been consolidated with our results and will continue to be consolidated until the operating agreement is terminated on March 10, 2005. Las Vegas Horseshoe's results have not been material to our operating results.

        We paid approximately $37.4 million for the intellectual property assets, including assumption and subsequent payment of certain liabilities of Las Vegas Horseshoe (which included certain amounts payable to a principal of Horseshoe Gaming) and approximately $5.1 million of acquisition costs. The intangible assets acquired in this transaction have been deemed to have indefinite lives and, therefore, are not being amortized. We financed the acquisition with funds from various sources, including cash flows from operations and borrowings from established debt programs.

Harrah's Shreveport and Louisiana Downs—Buyout of Minority Partners

        In the first quarter of 2004, we paid approximately $37.5 million to the minority owners of the company that owned Louisiana Downs and Harrah's Shreveport to purchase their ownership interest in that company. The excess of the cost to purchase the minority ownership above the capital balances was assigned to goodwill. As a result of this transaction, Harrah's Shreveport and Louisiana Downs became wholly owned by the Company. Harrah's Shreveport was subsequently sold to another gaming company.

Chester Downs & Marina

        In July 2004, after receiving Pennsylvania regulatory and certain local approvals, we acquired a 50% interest in Chester Downs & Marina, LLC ("CD&M"), an entity licensed to develop a harness-racing facility in southeastern Pennsylvania. Harrah's Entertainment and CD&M have agreed to develop Harrah's Chester Downs Casino and Racetrack ("Harrah's Chester"), a 5/8-mile harness racetrack facility approximately six miles south of Philadelphia International Airport. Plans for the facility also include a 1,500-seat grandstand and simulcast facility, a slot casino with approximately 2,000 games and a variety of food and beverage offerings. We have commenced site work and demolition at the property and expect racing and simulcasting to begin in the second quarter of 2006 and the casino to open in the third quarter of 2006, pending receipt of a gaming license and other regulatory approvals. This Project is expected to cost $392 million, $3.8 million of which had been spent at December 31, 2004. We will guarantee or provide financing for the project and we are consolidating Harrah's Chester in our financial statements.

Harrah's East Chicago—Buyout of Minority Partners

        In the second quarter of 2003, we paid approximately $28.8 million to former partners in the Harrah's East Chicago property to settle outstanding litigation with the partners relating to a buyout in 1999 of the partners' interest in the property and to terminate the contractual rights of the partners to repurchase an 8.55% interest in the property. The two remaining minority partners in our East Chicago property owned, in aggregate, 0.45% of this property. In December 2003 and January 2004, we acquired these ownership interests for aggregate consideration of approximately $0.8 million. As a result of these transactions, the East Chicago property is now wholly owned.

        In September 2004, we entered into an agreement to sell the assets and certain related liabilities of Harrah's East Chicago to an unrelated third party. The sale, which is subject to regulatory approvals, is expected to close in the first quarter of 2005.

Louisiana Downs

        On December 20, 2002, we acquired a controlling interest in Louisiana Downs, a thoroughbred racetrack in Bossier City, Louisiana. The agreement gave Harrah's Entertainment a 95% ownership interest in a company that owned both Louisiana Downs and Harrah's Shreveport. In the first quarter of 2004, we purchased the ownership interest of the minority owners. The excess of the cost to purchase the minority ownership above the capital balances was assigned to goodwill. In May 2003, approximately 900 slot machines were put into service and Louisiana Downs became the only land-based gaming facility in northern Louisiana. We opened a new, permanent facility with approximately 1,400 slot machines during second quarter 2004.

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

CAPITAL SPENDING AND DEVELOPMENT

        Part of our plan for growth and stability includes disciplined capital improvement projects, and 2004, 2003 and 2002 were all years of significant capital reinvestment.

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

        Our capital spending for 2004 totaled approximately $702.9 million, excluding the cost of our acquisition of Horseshoe Gaming, the intangible assets from Horseshoe Club and the purchase of partnership interests. 2003 capital spending was approximately $427.0 million and 2002 capital spending was $376.0 million, excluding the costs of our acquisitions of Louisiana Downs and the remaining interest in JCC. Estimated total capital expenditures for 2005 are expected to be between $800 million and $900 million and do not include estimated expenditures for our announced acquisition of Caesars or for unidentified development opportunities.

        Our planned development projects, if they go forward, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. Cash needed to finance the Caesars acquisition and projects currently under development as well as additional projects being pursued is expected to be made available from operating cash flows, established debt programs (see DEBT AND LIQUIDITY), joint venture partners, specific project financing, guarantees of third-party debt and additional debt and/or equity offerings.

DEBT AND LIQUIDITY

        We generate substantial cash flows from operating activities, as reflected on the Consolidated Statements of Cash Flows. These cash flows reflect the impact on our consolidated operations of the success of our marketing programs, our strategic acquisitions, on-going cost containment focus and favorable variable interest rates. For 2004, we reported cash flows from operating activities of $791.0 million, a 18.6% increase over the $666.8 million reported in 2003. The 2003 amount reflected a 3.2% increase over the 2002 level.

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

        Our cash and cash equivalents totaled approximately $489.0 million at December 31, 2004, compared to $397.9 million at December 31, 2003. The following provides a summary of our cash flows for the years ended December 31.

(In millions)	2004	2003	2002
Cash provided by operating activities	$791.0	$666.8	$646.2
Capital investments	(618.9)	(381.8)	(355.5)
Payments for business acquisitions	(1,616.9)	(75.0)	(162.4)
Minority interest buyout	(37.5)	–	–
Investments in affiliates	(0.3)	(4.2)	–
Proceeds from asset/investment sales	3.8	4.8	34.6
Other investing activities	(26.8)	(14.9)	(7.2)

	(1,505.6)	195.7	155.7
Cash provided by/(used in) financing activities	1,356.5	(248.0)	(173.3)
Cash provided by assets held for sale	240.1	65.9	77.0

Net increase in cash and cash equivalents	$91.0	$13.6	$59.4

        We believe that our cash and cash equivalents balance, our cash flows from operations and the financing sources discussed herein, will be sufficient to meet our normal operating requirements during the next twelve months and to fund additional acquisitions, including our announced acquisition of Caesars, or investments. In addition, we may consider issuing additional debt or equity securities in the future to fund potential acquisitions or growth or to refinance existing debt. We continue to review additional opportunities to acquire or invest in companies, properties and other investments that meet our strategic and return on investment criteria. If a material acquisition or investment is completed, our operating results and financial condition could change significantly in future periods.

        The majority of our debt is due in December 2005 and beyond. Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows. Long-term obligations are expected to be paid through operating cash flows, refinancing of debt, joint venture partners or, if necessary, additional debt and/or equity offerings.

        With the planned acquisition of Caesars, we will assume approximately $4.2 billion of Caesars' outstanding debt and incur approximately $1.9 billion in debt to fund the acquisition. We plan to secure the funds for the acquisition by borrowing under our amended credit agreement (see Credit Agreement below).

Credit Agreement

        At December 31, 2004, we had credit facilities (the "Credit Agreement") that provided for up to $2.5 billion in borrowings, maturing on April 23, 2009. The Credit Agreement contains a provision that would allow an increase in the borrowing capacity to $3.0 billion, if mutually acceptable to the Company and the lenders. Interest on the Credit Agreement is based on our debt ratings and leverage ratio and is subject to change. As of December 31, 2004, the Credit Agreement bore interest based upon 90 basis points over LIBOR and bore a facility fee for borrowed and unborrowed amounts of 20 basis points, a combined 110 basis points. At our option, we may borrow at the prime rate under the Credit Agreement. As of December 31, 2004, $1.58 billion in borrowings were outstanding under the Credit Agreement with an additional $59.8 million committed to back letters of credit. After consideration of these borrowings, but before consideration of amounts borrowed under the commercial paper program, $860.2 million of additional borrowing capacity was available to the Company as of December 31, 2004.

        In January 2005, an agreement was reached to amend the Credit Agreement, which will increase our borrowing capacity from $2.5 billion to $4.0 billion. The amendment also contains a provision that will allow a further increase in the borrowing capacity to $5.0 billion, if mutually acceptable to the Company and the lenders, and lowers the interest rate from LIBOR plus 110 basis points to LIBOR plus 87.5 basis points. The amended agreement becomes effective upon the satisfaction of various closing conditions, including the closing of our acquisition of Caesars. Other significant terms and conditions of the Credit Agreement, including the maturity date of April 2009, did not change.

Derivative Instruments

        We account for derivative instruments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and all amendments thereto. SFAS No. 133 requires that all derivative instruments be recognized in the financial statements at fair value. Any changes in fair value are recorded in the income statement or in other comprehensive income, depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction and the effectiveness of the hedge. The estimated fair values of our derivative instruments are based on market prices obtained from dealer quotes. Such quotes represent the estimated amounts we would receive or pay to terminate the contracts.

        Our derivative instruments contain a credit risk that the counterparties may be unable to meet the terms of the agreements. We minimize that risk by evaluating the creditworthiness of our counterparties, which are limited to major banks and financial institutions, and we do not anticipate nonperformance by the counterparties.

Interest Rate Swaps

        We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of December 31, 2004, we were a party to four interest rate swaps for a total notional amount of $500 million. These interest rate swaps serve to manage the mix of our debt between fixed and variable rate instruments by effectively converting fixed rates associated with long-term debt obligations to floating rates. The differences to be paid or received under the terms of interest rate swap agreements are accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of interest rate swap agreements will have a corresponding effect on future cash flows. The major terms of the interest rate swaps are as follows.

Swap Effective Date	Notional Amount	Fixed Rate Received	Variable Rate Paid as of Dec. 31, 2004	Next Reset Date	Swap Expiration Date
	(In millions)
Dec. 29, 2003	$50	7.875%	8.433%	June 15, 2005	Dec. 15, 2005
Dec. 29, 2003	150	7.875%	8.437%	June 15, 2005	Dec. 15, 2005
Jan. 30, 2004	200	7.125%	6.853%	June 1, 2005	June 1, 2007
Feb. 2, 2004	100	7.875%	8.455%	June 15, 2005	Dec. 15, 2005

        The Company's interest rate swaps qualify for the "shortcut" method allowed under SFAS No. 133, which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments. The net effect of the above swaps reduced our 2004 interest expense by $4.0 million. The effect of the swaps to 2003 interest expense was immaterial.

Treasury Rate Lock Agreements

        We expect to issue between $750 million and $1 billion of new debt in the first half of 2005. To partially hedge the risk of future increases to the treasury rate, we have entered into agreements to lock in existing ten-year rates to hedge against such increases. The major terms of the treasury rate lock agreements are as follows.

Effective Date	Type of Hedge	Treasury Lock Rate	Notional Amount	Termination Date
			(In millions)
Nov. 22, 2004	Cash flow	4.373%	$200	May 20, 2005
Dec. 16, 2004	Cash flow	4.239%	50	May 20, 2005
Dec. 16, 2004	Cash flow	4.239%	50	May 20, 2005
Dec. 16, 2004	Cash flow	4.239%	100	May 23, 2005

        The Company has determined that the treasury rate lock agreements qualify for hedge accounting and are perfectly effective. As such, there is no income statement impact from changes in the fair value of the hedging instruments. The fair values of our treasury rate lock agreements are carried as assets or liabilities in our Consolidated Balance Sheet, and changes in the fair values are recorded as a component of other comprehensive income and will be reclassified to earnings over the life of the debt to be issued.

        In January 2005, we hedged an additional $100 million notional amount with terms identical to the treasury locks existing as of December 31, 2004, at a rate of 4.242% and a termination date of May 20, 2005.

Commercial Paper

        To provide the Company with cost-effective borrowing flexibility, we have a $200 million commercial paper program that is used to borrow funds for general corporate purposes. Although the debt instruments are short-term in tenor, they are classified as long-term debt because the commercial paper is backed by our Credit Agreement and we have committed to keep available capacity under our Credit Agreement in an amount equal to or greater than amounts borrowed under this program. At December 31, 2004, $157.8 million was outstanding under this program.

Issuance of New Debt

        In addition to our Credit Agreement, we have issued debt and entered into credit agreements to provide the Company with cost-effective borrowing flexibility and to replace short-term, floating-rate debt with long-term, fixed-rate debt. The table below summarizes the face value of debt obligations entered into during the last three years and outstanding at December 31, 2004.

Debt	Issued	Matures	Face Value Outstanding at December 31, 2004
			(In millions)
Commercial Paper	2004	2005	$157.8
5.5% Senior Notes	June 2004	2010	750.0
5.375% Senior Notes	December 2003	2013	500.0

        Subsequent to the end of 2004, we issued $250 million of Senior Floating Rate Notes due in 2008 in a Rule 144A private placement. We agreed to, upon the request by holders of a majority in aggregate principal amount of the Senior Floating Rate Notes then outstanding, to exchange the private placement offering with fully registered Senior Floating Rate Notes. If the exchange offer does not provide the holders of the Senior Floating Rate Notes freely transferable securities, we may be required to file a shelf registration statement that would allow them to resell the Senior Floating Rate Notes in the open market, subject to certain restrictions.

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

Issuer	Date Retired	Debt Extinguished	Face Value Retired
			(In millions)
Horseshoe Gaming	August 2004	Senior Subordinated Notes due 2009	$534.1
Harrah's Operating Co	December 2003	Senior Subordinated Notes due 2005	147.1
Harrah's Operating Co	August 2003	Senior Subordinated Notes due 2005	12.4
JCC	December 2002	Senior Notes due 2008	28.2

        In July 2003, our Board of Directors authorized the Company to retire, from time to time through cash purchases, portions of our outstanding debt in open market purchases, privately negotiated transactions or otherwise. These repurchases will be funded through available cash from operations and borrowings from our established debt programs. Such repurchases will depend on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors. As of December 31, 2004, $159.5 million of our 7 7/8% Senior Subordinated Notes had been retired under this authorization.

        Charges of $19.1 million representing premiums paid and write-offs of unamortized deferred financing costs associated with the early retirement of portions of our 7 7/8% Senior Subordinated Notes and of our previous credit and letter of credit facilities were recorded in 2003. In compliance with SFAS No. 145, these charges no longer qualify for presentation as extraordinary items and are, therefore, included in Income from continuing operations in our Consolidated Statements of Income.

        Subsequent to the end of 2004, we retired an additional $58.3 million of our 7 7/8% Senior Subordinated Notes due in December 2005. The loss on the early extinguishment of this debt, expected to be $2.2 million, will be reported in our first quarter 2005 results.

Equity Repurchase Programs

        During the past four years, our Board of Directors has authorized plans whereby we have purchased shares of the Company's common stock in the open market from time to time as market conditions and other factors warranted. The table below summarizes the plans in effect during the last four years.

Plan Authorized	Number of Shares Authorized	Number of Shares Purchased as of December 31, 2004	Average Price Per Share
July 2001	6.0 million	6.0 million	$37.15
July 2002	2.0 million	1.4 million	39.24
November 2002	3.0 million	1.5 million	47.54
November 2004	2.0 million	–	N/A

        In November 2004, our Board of Directors authorized the purchase of 3.5 million shares of common stock in the open market and negotiated purchases through the end of 2005. The 3.5 million shares includes 1.5 million shares available to be purchased pursuant to the authorization that was to expire December 31, 2004, plus an additional 2.0 million shares. The repurchases were funded through available operating cash flows and borrowings from our established debt programs.

Guarantees of Third-Party Debt and Other Obligations and Commitments

        The following tables summarize our contractual obligations and other commitments as of December 31, 2004.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
(In millions)
Debt	$5,152.4	$589.5	$501.5	$2,985.0	$1,076.4
Capital lease obligations	0.5	0.3	0.2	–	–
Operating lease obligations	567.6	43.1	95.6	55.0	373.9
Purchase orders obligations	18.2	18.2	–	–	–
Guaranteed payments to State of Louisiana	134.8	60.0	74.8	–	–
Community reinvestment	102.9	2.1	15.3	10.4	75.1
Construction commitments	323.6	323.6	–	–	–
Other contractual obligations	49.8	19.2	19.5	6.9	4.2

	$6,349.8	$1,056.0	$706.9	$3,057.3	$1,529.6

	Amount of Commitment Expiration Per Period
Other Commitments	Total amounts committed	Less than 1 year	1-3 years	4-5 years	After 5 years
(In millions)
Guarantees of loans	$292.0	$26.4	$104.7	$160.9	$–
Letters of credit	59.8	59.8	–	–	–
Minimum payments to tribes	96.1	14.4	42.6	27.0	12.1

        The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments pursuant to the contracts for the four managed Indian-owned facilities now open, which extend for periods of up to 83 months from December 31, 2004, is $1.2 million. Each of these casinos currently generates sufficient cash flows to cover all of their obligations, including their debt service.

        We may guarantee all or part of the debt incurred by Indian tribes with which we have entered a management contract to fund development of casinos on the Indian lands. For all existing guarantees of Indian debt, we have obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, that the value of such property would satisfy our obligations in the event these guarantees were enforced. Additionally, we have received limited waivers from the Indian tribes of their sovereign immunity to allow us to pursue our rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken. The aggregate outstanding balance of such debt as of December 31, 2004, was $246.7 million.

        Some of our guarantees of the debt for casinos on Indian lands were modified during 2003, triggering the requirement under Financial Accounting Standards Board ("FASB") Interpretation

No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to recognize a liability for the estimated fair value of those guarantees. Liabilities, representing the fair value of our guarantees, and corresponding assets, representing the portion of our management fee receivable attributable to our agreements to provide the related guarantees, were recorded and are being amortized over the lives of the related agreements. We estimate the fair value of the obligation by considering what premium would have been required by us or by an unrelated party. The amounts recognized represent the present value of the premium in interest rates and fees that would have been charged to the tribes if we had not provided the guarantees. The balance of the liability for the guarantees and of the related assets at December 31, 2004 and 2003, was $5.5 million and $7.0 million, respectively.

OVERALL OPERATING RESULTS

        On September 27, 2004, we reached an agreement to sell the assets and certain related current liabilities of Harrah's East Chicago and Harrah's Tunica to another gaming company. The sale, which is subject to regulatory approvals, is expected to close in the first quarter of 2005. We present these properties in Assets/Liabilities held for sale and as part of our discontinued operations in our Consolidated Financial Statements. The carrying value of the net assets of these properties at December 31, 2004, is $491.9 million, and they contributed $38.2 million, net of taxes of $18.4 million, to our 2004 net income. We ceased depreciation of their assets in September 2004. Had we not ceased depreciation of these assets, additional depreciation expense of $6.9 million would have been recorded. We expect to report a gain on the sale of these two properties in the quarter in which the transaction closes. The discussion that follows is related to our continuing operations.

				Percentage Increase/(Decrease)
(In millions, except earnings per share)	2004	2003	2002	04 vs 03		03 vs 02
Casino revenues	$4,077.7	$3,458.4	$3,285.9	17.9%		5.2%
Total revenues	4,548.3	3,948.9	3,747.9	15.2%		5.4%
Income from operations	791.1	678.8	708.7	16.5%		(4.2)%
Income from continuing operations	329.5	261.1	282.2	26.2%		(7.5)%
Net income	367.7	292.6	235.0	25.7%		24.5%
Earnings per share–diluted
From continuing operations	2.92	2.36	2.48	23.7%		(4.8)%
Net income	3.26	2.65	2.07	23.0%		28.0%
Operating margin	17.4%	17.2%	18.9%	0.2	pt	(1.7	)pts

        In 2004, total revenues increased for the seventh consecutive year and were 15.2% higher than in 2003, primarily as a result of the acquisition of Horseshoe Gaming on July 1, 2004, strong results from our properties in Southern Nevada and organic growth at most of our properties. We define organic growth as year-over-year increase in gaming revenues for properties that we have owned for both periods.

        Our 2004 income from operations was 16.5% higher than in 2003, driven by the increased revenues and lower gaming taxes at our Bluffs Run property as a result of legislation that settled an issue related to gaming taxes for casinos at racetracks. Net income increased 25.7% and diluted earnings per share increased 23.0% over our 2003 results.

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

West	East	North Central	South Central	Managed
Harrah's Reno Harrah's/Harveys Lake Tahoe Bill's Harrah's Las Vegas Rio Harrah's Laughlin Las Vegas Horseshoe	Harrah's Atlantic City Showboat Atlantic City	Harrah's Joliet Harrah's North Kansas City Harrah's Council Bluffs Bluffs Run Harrah's St. Louis Harrah's Metropolis Horseshoe Hammond	Harrah's Lake Charles Harrah's New Orleans (after June 7, 2002) Harrah's Louisiana Downs Horseshoe Bossier City Horseshoe Tunica	Harrah's Ak-Chin Harrah's Cherokee Harrah's Prairie Band Harrah's Rincon Harrah's New Orleans (prior to June 7, 2002)

        In addition to the properties listed above, our discontinued operations reflect the results of Harrah's East Chicago and Harrah's Tunica for all periods presented. For 2003 and 2002, discontinued operations also included the results of properties in Vicksburg, Mississippi and Central City, Colorado, both of which were sold in 2003.

West Results

				Percentage Increase/(Decrease)
(In millions)	2004	2003	2002	04 vs 03		03 vs 02
Casino revenues	$1,040.8	$904.7	$847.7	15.0%		6.7%
Total revenues	1,514.9	1,346.7	1,265.5	12.5%		6.4%
Income from operations	306.0	220.8	193.9	38.6%		13.9%
Operating margin	20.2%	16.4%	15.3%	3.8	pts	1.1	pts

Southern Nevada

        Our West properties posted record revenues and income from operations in 2004, driven by results from our Southern Nevada properties where strong cross-market play at, and cross-property play between, Harrah's Las Vegas and the Rio, room pricing trends in Las Vegas, record revenues at Harrah's Laughlin and revenues from Las Vegas Horseshoe, which opened on April 1, 2004, helped Southern Nevada revenues increase by 18.1% over 2003 levels. We define cross-market play as gaming by customers at Harrah's Entertainment properties other than their "home" casino. 2004 income from operations for our Southern Nevada properties was 48.7% higher than in 2003 as a result of the higher revenues and improved operating margins.

        Construction began in second quarter 2004 on a 60,000-square-foot expansion of the Rio Pavilion and Convention Center in Las Vegas. The approximate $39 million expansion will increase the overall size of the Rio's convention center to 160,000 square feet and is scheduled for completion in mid-2005. As of December 31, 2004, $22.5 million had been spent on this project.

        In 2003, strong cross-market and retail play, effective marketing and air charter programs and effective cost control measures drove record revenues and income from operations in Southern Nevada. We define retail play as Total Rewards customers who typically spend up to $50 per visit. 2003 revenues at our Southern Nevada properties were 9.1% higher than in 2002, and income from operations was up 24.5% over 2002.

Northern Nevada

        Revenues from our Northern Nevada properties were 1.2% higher than in 2003, and income from operations was 8.3% higher than last year. With the expectation of continued expansion of Indian gaming in California, we believe that achieving growth at our Northern Nevada properties, particularly in Reno, will be a challenge.

        In 2003, Northern Nevada revenues were 1.4% higher than in 2002, but income from operations was down 9.3%. Our Northern Nevada properties faced the challenge of increased competition from Indian casinos in California and weak retail and unrated play (play by customers without a Total Rewards card). Increased utilization of air charter programs and targeted marketing programs helped maintain revenues, but the costs of these programs resulted in some margin erosion.

        In our 2003 annual assessment of goodwill and other nonamortizing intangible assets, we determined that the remaining goodwill associated with our Reno property was impaired. A charge of approximately $6.3 million, representing the remaining unamortized goodwill at Reno, was taken in the fourth quarter of 2003 for this impairment.

East Results

				Percentage Increase/(Decrease)
(In millions)	2004	2003	2002	04 vs 03		03 vs 02
Casino revenues	$832.6	$817.1	$808.7	1.9%		1.0%
Total revenues	780.9	781.3	777.6	(0.1)%		0.5%
Income from operations	199.8	217.3	216.9	(8.1)%		0.2%
Operating margin	25.6%	27.8%	27.9%	(2.2	)pts	(0.1	)pt

        2004 revenues at our East properties were level with 2003 and income from operations was down by 8.1% from last year. Showboat's revenues and income from operations, which were 2.8% and 7.7%, respectively, higher than in 2003, were aided by a new hotel tower that opened in second quarter 2003 and 450 slot machines that were added in third quarter 2003. Harrah's Atlantic City's revenues and income from operations were 2.4% and 18.0%, respectively, lower than in 2003. Harrah's Atlantic City has been more directly affected than Showboat by the new competitor in the Atlantic City market, but marketing programs to address the aggressive customer acquisition campaign of the new competitor are having some success. In addition, results at both of our Atlantic City properties were impacted by a month-long union strike during fourth quarter 2004.

        Construction began in fourth quarter 2004 on a House of Blues Club at our Showboat property in Atlantic City. This approximate $61 million project will add a range of amenities to the property, including a concert hall, nightclub and restaurant, and a private member "Foundation Room." The project is scheduled for completion in late June 2005. As of December 31, 2004, $6.6 million had been spent on this project.

        In 2003, contributions from recent investments at our Atlantic City properties and execution of a highly targeted marketing program helped offset the impact of a new competitor in the Atlantic City market. At Showboat Atlantic City, where a new hotel tower opened in second quarter 2003 and 450 slot machines were added in third quarter 2003, revenues were up 2.2% and income from operations was 10.1% higher than in 2002. Harrah's Atlantic City's revenues and income from operations declined 0.9% and 5.2%, respectively, from 2002 levels, as that property was more affected by the opening of the first new competitor in Atlantic City in more than a decade. An additional 500 slot machines were added at this property in December 2002.

North Central Results

				Percentage Increase/(Decrease)
(In millions)	2004	2003	2002	04 vs 03		03 vs 02
Casino revenues	$1,323.0	$1,089.2	$1,150.6	21.5%		(5.3)%
Total revenues	1,299.9	1,070.4	1,140.8	21.4%		(6.2)%
Income from operations	249.3	189.6	254.1	31.5%		(25.4)%
Operating margin	19.2%	17.7%	22.3%	1.5	pts	(4.6	)pts

        An agreement has been reached to sell Harrah's East Chicago; therefore, this property is no longer included in our North Central grouping. Results of Harrah's East Chicago have been classified as discontinued operations for all periods presented.

        In 2004, the increases in revenues and income from operations at our North Central properties were driven by the acquisition of Horseshoe Hammond on July 1, 2004, and lower gaming taxes at our Bluffs Run property as a result of legislation that settled an issue related to gaming taxes for casinos at racetracks.

        In 2003, higher gaming taxes and competitive pressures led to declines from 2002 revenues and income from operations at our North Central properties.

Chicagoland/Illinois

        Combined revenues for 2004 were 50.4% higher than combined revenues for 2003, and combined income from operations was 38.3% higher than last year due to results from Horseshoe Hammond subsequent to its acquisition. Excluding results of Horseshoe Hammond, combined revenues were up 3.1% and income from operations was down 11.1% from last year as a result of increases in state gaming taxes, admission taxes and increased marketing costs.

        Combined 2003 revenues and income from operations at our Chicagoland/Illinois properties were 12.1% and 34.3%, respectively, below 2002. Higher gaming and admission taxes, heightened competition and winter storms during the first quarter of 2003 were responsible for the declines. New tax legislation in Illinois in 2003 raised the maximum gaming tax rate to 70% and impacted our income from operations by $16.2 million in 2003. In order to sustain profitability under the higher tax scheme, operational changes were implemented at Joliet in the third quarter, and revenues declined as a result of these changes.

Missouri

        2004 revenues at our Missouri properties were 3.9% higher than in 2003, due to higher revenues at our St. Louis property, but income from operations was 5.8% below last year. Gains at our St. Louis property, driven by recent capital investments including a new hotel tower, our Total Rewards program and improvements made to the slot floor, were more than offset by declines at our North Kansas City property where recent capital improvements by two competitors impacted results.

        Construction was completed in third quarter 2004 on an $80 million expansion of Harrah's St. Louis, which included a second hotel tower, redesign of the hotel lobby, new valet parking areas, the addition of parking garage express ramps and the expansion of two restaurants and other amenities.

        A $126 million expansion and property enhancement project at Harrah's North Kansas City broke ground in second quarter 2004. This project, which will add a 206-room hotel addition, new restaurants and other amenities, is scheduled for completion in the third quarter of 2005. As of December 31, 2004, $33.8 million had been spent on this project.

        In 2003, combined revenues for our Missouri properties declined 4.1% from 2002 and income from operations was down 20.9% due primarily to heightened competition in both the St. Louis and North Kansas City markets. Harrah's St. Louis' rebound from the increased competition began in fourth quarter 2003, driven by our Total Rewards program and improvements made to the slot floor. In the Kansas City market, a competitor opened its expanded facility in third quarter 2003 and another competitor opened its new barge facility in fourth quarter 2003.

Iowa

        2004 revenues for our Iowa properties were 6.4% higher than in 2003, and income from operations more than doubled 2003 due to lower gaming taxes in 2004 following the resolution of the gaming tax rate issues discussed below.

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

        In April 2004, the Iowa legislature passed legislation to effectively settle the issues regarding the gaming tax rates. The new legislation provides for a tax rate of 22% for both riverboats and racetracks effective July 1, 2004. However, racetracks have the option to conduct table games and video games that simulate table games by paying a $10 million fee to the State and a gaming tax rate of 24%. 20% of the $10 million fee could be used to offset wagering taxes for each of the five fiscal years beginning July 1, 2008. We plan to add table games to the Bluffs Run facility in conjunction with the rebranding, renovation and expansion of that facility (see discussion below). Also, for the period July 1, 2002, to June 30, 2004, racetracks had to make a lump sum non-refundable payment to the State to enable the State to receive a total amount of taxes for that period based on a 24% tax rate. Bluffs Run paid approximately $8.9 million for this lump sum payment. During that period we had paid taxes at the 20% rate for Bluffs Run, following the State's instructions. However, given the uncertainty of this situation, we continued to accrue gaming taxes at the higher rate (between 32% and 36%) and accrued approximately $20.3 million, after consideration of the lump sum payment, in state gaming taxes that we did not have to pay. Accruals related to Iowa gaming taxes were adjusted in second quarter 2004, with $3.7 million, representing the adjustment for first quarter 2004, credited to the property's income from operations and $16.6 million, representing the adjustment for prior periods, credited to write-downs, reserves and recoveries.

        In accordance with previous agreements and as additional purchase price consideration, a payment of approximately $73 million was made to Iowa West Racing Association ("Iowa West"), the entity holding the pari-mutuel and gaming license for the Bluffs Run Casino and with whom we have a management agreement to operate that property. The additional payment to Iowa West increased goodwill attributed to the Bluffs Run property. The payment to Iowa West assumed we will operate table games at Bluffs Run and pay a 24% tax rate; however, Iowa West has taken the position that the purchase price adjustment should be based on a tax rate of 22%, which would result in an additional $12 million payment to Iowa West. If an additional payment is required, it will increase goodwill attributed to this property. We anticipate that the issue will be resolved by arbitration during 2005.

        In fourth quarter 2004, we announced plans to rebrand the Bluffs Run Casino under the Horseshoe brand as part of an $85 million renovation and expansion of that property. The property's greyhound racetrack will remain in operation and retain the Bluffs Run brand. Construction began in February 2005 with completion scheduled for the first quarter of 2006.

        Combined 2003 revenues from our Iowa properties were 0.9% above 2002 revenues, but income from operations was 10.5% below 2002 due, in part, to higher gaming taxes at our Bluffs Run property, where gaming taxes increased in accordance with a predetermined rate increase.

South Central Results

				Percentage Increase/(Decrease)
(In millions)	2004	2003	2002	04 vs 03		03 vs 02
Casino revenues	$880.7	$647.0	$478.4	36.1%		35.2%
Total revenues	875.9	659.9	488.2	32.7%		35.2%
Income from operations	123.1	92.3	78.7	33.4%		17.3%
Operating margin	14.1%	14.0%	16.1%	0.1	pt	(2.1	)pts

        An agreement has been reached to sell Harrah's Tunica; therefore, this property is no longer included in our South Central grouping. Results of Harrah's Tunica have been classified as discontinued operations for all periods presented.

        Combined 2004 revenues and income from operations were higher by 32.7% and 33.4%, respectively, than in 2003 due to results from Horseshoe Bossier City and Horseshoe Tunica subsequent to their July 1, 2004, acquisition and increased revenues from Louisiana Downs, Harrah's New Orleans and Harrah's Lake Charles and partially offset by the loss of revenues in 2004 due to the sale of Harrah's Shreveport. The permanent facility at Louisiana Downs opened in second quarter 2004 with 1,400 slot machines. 900 slot machines had been in service since second quarter 2003 at Louisiana Downs.

        Combined 2003 revenues at our South Central properties were up 35.2% and combined income from operations was up 17.3%, driven by a full year of consolidation of New Orleans' results subsequent to the acquisition of a controlling interest in that property in early June 2002 and results from Louisiana Downs, which was acquired in December 2002. Harrah's New Orleans contributed $285.4 million in revenues and $46.8 million in income from operations in 2003 compared to $154.5 million in revenues and $16.0 million in income from operations subsequent to its consolidation in 2002. The opening of an expanded buffet and new steakhouse at Harrah's New Orleans in 2003 attracted new business to that property. Prior to our acquisition of a controlling interest in that property, we had limited ability to invest in amenities, and we are now actively pursuing such opportunities. Construction began in second quarter 2004 on a 26-story, 450-room, $150 million hotel tower at Harrah's New Orleans. The property does not currently operate a hotel, although it does utilize rooms at third-party hotels. The hotel is expected to open in the first quarter of 2006. $23.8 million had been spent on this project as of December 31, 2004.

        On December 20, 2002, we completed our acquisition of a controlling interest in Louisiana Downs, a thoroughbred racetrack in Bossier City, Louisiana, and in May 2003, 900 slot machines were placed in service there. Construction was completed during second quarter 2004 on Phase II of the expansion of Louisiana Downs, which included a new, permanent facility with approximately 1,400 slot machines. Our renovation and expansion of Louisiana Downs cost approximately $110 million. Louisiana Downs contributed $56.9 million in revenues in 2003, but preopening costs related to the introduction of slot machines at the facility drove a loss from operations of $1.4 million.

        Our Lake Charles property has faced increasing competition over the last several years, including the addition of slot machines at a racetrack located closer than our property to one of our Texas feeder markets and additional Indian casino offerings. Approximately $56.1 million of goodwill is allocated to the Lake Charles property. The operating results for the property did improve in 2004 over the prior year; however, a new competitor is expected to open in the Lake Charles market in mid-2005. Should the opening of the new competitor negatively impact operating results at our Lake Charles property, it could impact the analysis for the impairment of goodwill for that operating unit.

        Due to a decision to sell Harrah's Shreveport, which was completed in second quarter 2004, we classified that property in Assets held for sale on our Consolidated Balance Sheets and ceased depreciating its assets. Since the Horseshoe Gaming acquisition gave us a continued presence in the Shreveport-Bossier City market, Harrah's Shreveport's operating results were not classified as discontinued operations. No gain or loss was recorded on this sale.

        On June 30, 2003, we announced an agreement to sell Harrah's Vicksburg and that sale was completed on October 27, 2003. 2003 results for Harrah's Vicksburg were presented as discontinued operations and results for 2002 were reclassified to conform to the 2003 presentation. A loss of $0.5 million, net of tax, resulted from this sale.

Managed Casinos and Other

				Percentage Increase/(Decrease)
(In millions)	2004	2003	2002	04 vs 03	03 vs 02
Revenues	$76.7	$90.6	$75.7	(15.3)%	19.7%
Income/(loss) from operations	(16.7)	11.4	21.6	N/M	(47.2)%

N/M = Not meaningful

        With the acquisition of the remaining interest in the New Orleans casino in 2002, our managed casinos now consist of four tribal casinos. The table below gives the location and expiration date of the current management contracts for our Indian properties as of December 31, 2004.

Casino	Location	Expiration of Management Agreement
Harrah's Cherokee	Cherokee, North Carolina	November 2011
Harrah's Ak-Chin	near Phoenix, Arizona	December 2009
Harrah's Rincon	near San Diego, California	November 2011
Harrah's Prairie Band	near Topeka, Kansas	January 2008

        Our 2004 managed casinos and other results were lower than in 2003 due to lower fee structures at some of our managed casinos where management agreements have been extended. New contracts may provide for reductions in management fees; however, expansions at the properties are expected to increase the fee base and keep the overall income stream stable.

        Also included in managed casinos and other are our development expenses, brand marketing costs, losses from nonconsolidating subsidiaries and other costs that are directly related to our casino operations and development but are not property specific.

        We recently suspended operation of LuckyMe, our on-line gaming initiative in the United Kingdom. No material charges were recorded as a result of this action. Losses related to LuckyMe were approximately $9.3 million for 2004.

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

        Construction began in January 2004 on a $60 million expansion of Harrah's Cherokee Smoky Mountains Casino in Cherokee, North Carolina, that will add a 15-story hotel tower with approximately 320 rooms, which is scheduled for completion in second quarter 2005. A 252-room hotel and 30,000-square-foot conference center opened at that property in second quarter 2002, and in fourth quarter 2002, an expansion project was completed that added approximately 22,000 square feet of casino space.

        A $165 million expansion of the Harrah's Rincon property was completed in December 2004. The expansion added a 21-story hotel tower with approximately 460 rooms, a spa, a new hotel lobby, additional meeting space, additional casino space and a 1,200-space parking structure.

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

Other Factors Affecting Net Income

				Percentage Increase/(Decrease)
(Income)/Expense	2004	2003	2002	04 vs 03		03 vs 02
(In millions)
Development costs	$18.5	$19.6	$9.5	(5.6)%		N/M
Write-downs, reserves and recoveries	9.6	10.5	4.5	(8.6)%		N/M
Project opening costs	9.5	7.4	1.7	28.4%		N/M
Corporate expense	66.8	52.6	56.6	27.0%		(7.1)%
Merger and integration costs for Caesars acquisition	2.3	–	–	N/M		N/M
Amortization of intangible assets	9.4	4.8	4.5	95.8%		6.7%
Interest expense, net	271.8	234.4	240.2	16.0%		(2.4)%
Losses on early extinguishments of debt	–	19.1	–	N/M		N/M
Other income	(9.5)	(2.9)	(2.1)	N/M		38.1%
Effective tax rate	36.1%	36.3%	37.1%	(0.2	)pt	(0.8	)pt
Minority interests	$8.6	$11.6	$14.0	(25.9)%		(17.1)%
Discontinued operations, net of income taxes	(38.2)	(31.6)	(44.0)	20.9%		(28.2)%
Change in accounting principle, net of income taxes	–	–	91.2	N/M		N/M

N/M = Not meaningful

        Development costs for 2004 were lower than in 2003 due to changes in or timing of development activities in jurisdictions, including Rhode Island, Pennsylvania and the United Kingdom, that are considering allowing development and operation of casinos or casino-like operations. Subsequent to the end of 2004, we dissolved the joint venture formed in 2003 with Gala Group, a United Kingdom ("UK") based gaming operator, to develop regional casinos in the UK in response to the UK government's proposal to restrict development of regional casinos. We will focus on opportunities to develop large-scale destination casino resorts with more than 50,000 square feet of gaming space, as well as hotel rooms, restaurants and entertainment venues.

        Write-downs, reserves and recoveries include various pretax charges to record asset impairments, contingent liabilities reserves, project write-offs, demolition costs and recoveries at time of sale and of previously recorded reserves and other nonroutine transactions. In 2004, we began tracking demolition costs separate from project opening costs. The components of Write-downs, reserves and recoveries were as follows:

(In millions)	2004	2003	2002
Contribution to The Harrah's Foundation	$10.0	$–	$–
Demolition costs	5.8	–	–
Write-off of abandoned assets and other costs	4.9	2.6	6.3
Settlement of litigation	3.5	–	–
Termination of contracts	2.0	–	0.2
Reversal of prior year Iowa gaming tax accrual	(16.6)	–	–
Impairment of goodwill	–	6.3	–
Impairment of long-lived assets	–	2.5	1.5
Settlement of sales tax contingency	–	(0.9)	(6.5)
Charge for structural repairs at Reno	–	–	5.0
Recoveries from previously impaired assets and reserved amounts	–	–	(2.0)

	$9.6	$10.5	$4.5

        Project opening costs for each of the three years presented include costs incurred in connection with the integration of acquired properties into Harrah's Entertainment's systems and technology and costs incurred in connection with expansion and renovation projects at various properties.

        Corporate expense increased 27.0% in 2004 from 2003, primarily due to higher incentive compensation plan expenses, on-going costs related to Sarbanes-Oxley compliance and increased depreciation expense.

        Merger and integration costs for the Caesars acquisition include costs for consultants and dedicated internal resources to plan for the merger and integration of Caesars into Harrah's Entertainment.

        Amortization of intangible assets increased in 2004 due to amortization of intangible assets acquired from Horseshoe Gaming on July 1, 2004, based on the preliminary purchase price allocation for that acquisition.

        Interest expense was higher in 2004 than in 2003 due to additional debt related to our acquisition of Horseshoe Gaming on July 1, 2004. For our fixed-rate debt subject to interest rate swap agreements, the average interest rate received was 7.6%. The average interest rate on our variable-rate debt, excluding the impact of our swap agreements, was 3.2% at December 31, 2004, compared to 2.3% at December 31, 2003. A change in interest rates will impact our financial results. For example, assuming a constant outstanding balance for our variable-rate debt for the next twelve months, a hypothetical 1% change in corresponding interest rates would change interest expense for the next twelve months by approximately $22.4 million. Our variable-rate debt, including $500 million of fixed-rate debt for which we have entered into interest rate swap agreements, represents approximately 43% of our total debt, while our fixed-rate debt is approximately 57% of our total debt. (For discussion of our interest rate swap agreements, see DEBT AND LIQUIDITY, Derivative Instruments, Interest Rate Swaps.)

        Losses on early extinguishments of debt in 2003 represent premiums paid and write-offs of unamortized deferred financing costs associated with debt retired before maturity. In compliance with

SFAS No. 145 these losses on early extinguishments of debt no longer qualify for presentation as extraordinary items. (See DEBT AND LIQUIDITY, Extinguishments of Debt.)

        2004 Other income includes interest income on the cash surrender value of life insurance policies, benefits from a life insurance policy, interest income related to the sale of land and other miscellaneous non-operating items. 2003 Other income included interest income on the cash surrender value of life insurance policies and settlement of a litigation claim, partially offset by benefits from a life insurance policy. 2002 Other income included interest income on the cash surrender value of life insurance policies, net proceeds from litigation settlements and other miscellaneous items.

        The effective tax rate for 2004, as well as for 2003 and 2002, is higher than the federal statutory rate primarily due to state income taxes. Our effective tax rate is affected by the mix of taxable income among the various states.

        Minority interests reflect minority owners' shares of income from our majority owned subsidiaries.

        Discontinued operations reflect the results of Harveys Wagon Wheel Hotel/Casino in Central City, Colorado, Harrah's Vicksburg, Harrah's East Chicago and Harrah's Tunica. Harveys Colorado and Harrah's Vicksburg were sold in 2003. 2003 and 2002 results for these properties have been reclassified to conform to the 2004 presentation. (See Note 3 to our Consolidated Financial Statements.)

        The change in accounting principle represents the first quarter 2002 charge for the impairment of Rio's goodwill and trademark recorded in connection with the implementation of SFAS No. 142. (See Note 4 to our Consolidated Financial Statements.)

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

        The Louisiana legislature has authorized the use of slot machines at horse racing tracks in four parishes in Louisiana. We operate casinos in three of these markets. In first quarter 2002, a horse racing facility, located in one of those parishes where the use of slot machines has been authorized and near our property in Lake Charles, Louisiana, opened with approximately 1,500 machines. The horse racing facility is approximately 25 miles closer to one of our major feeder markets than our property. Revenues and income from operations at our Lake Charles property have been negatively impacted by the addition of this new competitor. In fourth quarter 2002, we acquired a controlling interest in Louisiana Downs, a thoroughbred racetrack in Bossier City, Louisiana, which is in another of the parishes where the use of slot machines has been authorized. In Orleans Parish, where Harrah's New Orleans is located, voters approved the use of slot machines at a racetrack in October 2003.

        In the third quarter of 2001, the State of Louisiana selected a competitor to receive the fifteenth and final riverboat gaming license to be issued by the State, under the legislation legalizing riverboat gaming in that State. The competitor's project is for a riverboat casino in Lake Charles. Construction of that facility began in September 2003, and it is anticipated to open by mid-2005. We believe that the new riverboat competition in the Lake Charles area will have a negative impact on our operations there.

        In Atlantic City, a competitor opened a 2,000-room hotel and casino in July 2003 and in 2004, announced plans to expand gaming and nongaming amenities, including a new hotel tower, at that property. A competitor in Missouri completed a large casino expansion in third quarter 2002 that is located near our St. Louis property, a competitor in the Joliet market completed a new barge facility in second quarter 2002 and another competitor in the Chicagoland market replaced its boats with barges in second quarter 2003. In the Kansas City market, a competitor opened its expanded facility in third quarter 2003 and another competitor opened its new barge facility in fourth quarter 2003. The short-term impact of increased competition in these markets has been negative.

        A competitor is scheduled to open a new property in Las Vegas in the second quarter of 2005, which could impact our properties there.

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

Addition of International Operations

        The planned acquisition of Caesars will include certain properties located in countries outside the United States. International operations are subject to inherent risks including variation in local economies, currency fluctuation, greater difficulty in accounts receivable collection, trade barriers, burden of complying with a variety of international laws and political and economic instability.

        In addition, Caesars has announced plans to develop and operate a casino in the United Kingdom, partnering with Quintain Estates and Development Group. Development in the United Kingdom is dependent on passage of proposed legislative reform in the United Kingdom gaming laws and regulations and on receipt of a gaming license.

Economic Conditions

        Historically, economic conditions have had little effect on our operations, but we believe that adverse economic conditions could affect future results. We feel that our marketing programs, use of our technology to change the mix of slot machines and table games and our cost management programs have helped, in the past, to offset the impact of a sluggish economy.

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

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

        We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated lives assigned to our assets, the determination of bad debt, asset impairment, fair value of self-insurance reserves and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. The policies and estimates discussed below are considered by management to be those in which our policies, estimates and judgments have a significant impact on issues that are inherently uncertain.

Property and Equipment

        We have significant capital invested in our property and equipment, which represents approximately 55% of our total assets. Judgments are made in determining the estimated useful lives of assets, salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and whether we have a gain or loss on the disposal of the asset. We assign lives to our assets based on our standard policy, which is established by management as representative of the useful life of each category of asset. We review the carrying value of our property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the operating unit level, which for most of our assets is the individual casino.

Goodwill and Other Intangible Assets

        We have approximately $2.2 billion in goodwill and other intangible assets in our Consolidated Balance Sheets resulting from our acquisition of other businesses. The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determine the estimated fair values based on independent appraisals, discounted cash flows, quoted market prices and estimates made by management. To the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets aquired, such excess is allocated to goodwill.

        An accounting standard adopted in 2002 requires a review at least annually of goodwill and other nonamortizing intangible assets for impairment. We completed our initial assessment for impairment of goodwill and other nonamortizing intangible assets and recorded an impairment charge in first quarter 2002. We complete our annual assessment for impairment in fourth quarter each year, and in fourth quarter 2003, we determined that, except for the goodwill associated with Harrah's Reno, goodwill and intangible assets with indefinite lives have not been impaired. A charge was recorded in fourth quarter for the impairment of Reno's remaining goodwill. The annual evaluation of goodwill and other nonamortizing intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value. Changes in forecasted operations can materially affect these estimates. Once an impairment of goodwill or other intangible assets has been recorded, it cannot be reversed.

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

        In fourth quarter 2002, a decision was made to change our Total Rewards program in 2003 to give our customers greater flexibility and control over the rewards they receive for playing at our casinos. Under the new program, customers are able to accumulate, or bank, Reward Credits over time that they may redeem at their discretion under the terms of the program. The Reward Credit balance will be forfeited if the customer does not earn a Reward Credit over the prior six-month period. As a result of the ability of the customer to bank the Reward Credits under the revised program, our accounting for the Total Rewards program changed and we accrue the expense of Reward Credits, after consideration of estimated breakage, as they are earned. To implement this change in the program, an initial bank of Reward Credits was offered to our existing customers. The amount of credits offered for this initial bank was calculated based upon 2002 tracked play at our casinos. As a result of the decision to extend this initial offer, an accrual of $6.9 million was recorded in 2002 to recognize our estimate of the expense of this implementation offer. Under the current program, the value of the cost to provide Reward Credits is expensed as the Reward Credits are earned. To arrive at the estimated cost associated with Reward Credits, estimates and assumptions are made regarding incremental marginal costs of the benefits, breakage rates and the mix of goods and services for which Reward Credits will be redeemed. We use historical data to assist in the determination of estimated accruals. At December 31, 2004 and 2003, $36.2 million and $25.7 million, respectively, was accrued for the cost of anticipated Total Rewards credit redemptions. The Company is planning to integrate the properties acquired from Horseshoe Gaming in 2004 into our Total Rewards Program during 2005.

        Our Horseshoe properties have a customer rewards program in which customers earn points based on their play. These points are primarily redeemable for cash and expire after one year. The liability related to the outstanding points, which is based on historical redemption activity, was $3.0 million at December 31, 2004.

Bad Debt Reserves

        We reserve an estimated amount for receivables that may not be collected. Methodologies for estimating bad debt reserves range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves. At December 31, 2004 and 2003, we had $48.6 million and $51.5 million, respectively, in our bad debt reserve. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our reserves for bad debts.

Self-Insurance Accruals

        We are self-insured up to certain limits for costs associated with general liability, workers' compensation and employee health coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. At December 31, 2004 and 2003, we had total self-insurance accruals reflected in our Consolidated Balance Sheets of $97.6 million and $89.3 million, respectively. In estimating these costs, we consider historical loss experience and make judgments about the expected levels of costs per claim. We also rely on independent consultants to assist in the determination of estimated accruals. These claims are accounted for based on actuarial estimates of the undiscounted claims, including those claims incurred but not reported. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities. We continually monitor the potential for changes in estimates, evaluate our insurance accruals and adjust our recorded provisions.

Income Taxes

        We account for income taxes under SFAS No. 109, "Accounting for Income Taxes," whereby deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. The effect on the income tax provision and deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets and liabilities are determined based on differences between financial statement carrying amounts of existing assets and their respective tax bases using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We are unaware of any circumstances that would cause the deferred tax assets to not be realizable, except as indicated in Note 10 to our Consolidated Financial Statements where the Company has provided a valuation allowance on certain state net operating losses and other deferred state tax assets. Although the Company consistently generates taxable income on a consolidated basis, these assets were not deemed realizable because they are attributable to subsidiaries that are not expected to produce future taxable earnings. Additionally, certain of the Company's prior year returns are under exam by the Internal Revenue Service as well as other taxing authorities. In the event that the taxing authorities ultimately sustain adjustments to the Company's previously reported taxable income, the Company will remit payments accordingly. Although the additional tax payments coupled with the expiration of bonus depreciation provisions in 2005 could cause total payments to exceed the reported amount of income tax expense, we do not expect these items to have a material impact on the Company's liquidity.

RECENTLY ISSUED AND PROPOSED ACCOUNTING STANDARDS

        The following are accounting standards adopted or issued in 2004 that could have an impact to our Company.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as "special-purpose entities." Companies were required to apply the provisions of FIN 46 prospectively for all variable interest entities created after January 31, 2003. In December 2003, the FASB issued a revision to FIN 46 to clarify some of the provisions of the original interpretation and to exempt certain entities from its requirements. The additional guidance explains how to identify variable interest entities and how an enterprise should assess its interest in an entity to decide whether to consolidate that entity. Application of revised FIN 46 was required for public companies with interests in "special- purpose entities" for periods ending after December 15, 2003. Application for public entities for all other types of entities was required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 did not have a significant impact on our results of operations or financial position.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." Public companies (other than those filing as small business issuers) will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. SFAS No. 123(R) requires that we recognize an expense for our equity-based compensation programs, including stock options. We are currently evaluating the provisions of SFAS No. 123(R) to determine its impact on our future financial statements.

RISK FACTORS RELATING TO OUR BUSINESS

The Company is subject to extensive governmental regulation and taxation policies, the enforcement of which could adversely impact our business, financial condition and results of operations.

        We are subject to extensive gaming regulations and political and regulatory uncertainty. Regulatory authorities at the U.S. federal, state and local levels have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines and take other actions, any one of which could adversely impact our business, financial condition and results of operations. From time to time, individual jurisdictions have also considered legislation or referendums, which could adversely impact our operations. The likelihood or outcome of similar legislation and referendums in the future cannot be predicted.

        The casino entertainment industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate. From time to time, various state and federal legislators and officials have proposed changes in tax laws, or in the administration of such laws, including increases in tax rates, which would affect the industry. If adopted, such changes could adversely impact Harrah's business, financial condition and results of operations.

The development and construction of new hotels, casinos and gaming venues and the expansion of existing ones are susceptible to delays, cost overruns and other uncertainties, which could have an adverse effect on the Company's business, financial condition and results of operations.

        We may decide to develop, construct and open new hotels, casinos and other gaming venues in response to opportunities that may arise. If the Caesars merger is consummated, we will also continue to develop the projects that are currently being undertaken by Caesars. Future development projects and acquisitions may require significant capital commitments and could result in potentially dilutive issuances of equity securities, the incurrence of additional debt, guarantees of third party-debt, the incurrence of contingent liabilities and an increase in amortization expense related to intangible assets, which could have an adverse effect upon our business, financial condition and results of operations. The development and construction of new hotels, casinos and gaming venues and the expansion of existing ones are susceptible to various risks and uncertainties, such as:

  •
  the existence of acceptable market conditions and demand for the completed project;

  •
  general construction risks, including cost overruns, change orders and plan or specification modification, shortages of equipment, materials or skilled labor, labor disputes, unforeseen environmental, engineering or geological problems, work stoppages, fire and other natural disasters, construction scheduling problems and weather interferences;

  •
  changes and concessions required by governmental or regulatory authorities;

  •
  delays in obtaining, or inability to obtain, all licenses, permits and authorizations required to complete the project; and

  •
  disruption of our existing operations and facilities.

        Our failure to complete any new development or expansion project as planned, on schedule, within budget or in a manner that generates anticipated profits, could have an adverse effect on our business, financial condition and results of operations.

Servicing our indebtedness will require a significant amount of cash, and our ability to generate cash depends on many factors beyond its control.

        Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. Harrah's Entertainment, Inc. is a holding company and Harrah's Operating Company conducts substantially all of its operations through its subsidiaries. As a result, our ability to meet our debt service obligations substantially depends upon our subsidiaries' cash flow and payments of funds to us by our subsidiaries. This ability, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. An economic downturn in a region in which we operate, or will operate after the merger, may adversely impact our business, results of operations and financial condition.

        Based on Harrah's Entertainment's current level of operations and recent acquisitions, including the pending acquisition of Caesars, we believe our cash flow from operations, available cash and available borrowings under our credit facility will be adequate to meet our liquidity needs for the foreseeable future. There can be no assurances, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Acts of terrorism and war may negatively impact the Company's future profits.

        Terrorist attacks and other acts of war or hostility have created many economic and political uncertainties. We cannot predict the extent to which terrorism, security alerts or war, or hostilities in Iraq will continue to directly or indirectly impact our business and operating results. For example, the United States Coast Guard is considering regulations designed to increase homeland security, which, if passed, could affect some of our properties and require significant expenditures to bring such properties into compliance. In addition, as a consequence of the threat of terrorist attacks and other acts of war or hostility in the future, premiums for a variety of insurance products have increased, and some types of insurance are no longer available. Given current conditions in the global insurance markets, we are predominately uninsured for losses and interruptions caused by terrorist acts and acts of war. If any such event were to affect our properties, we would likely be adversely impacted.

Work stoppages and other labor problems could negatively impact the Company's future profits.

        Some of our employees are represented by labor unions. A lengthy strike or other work stoppage at one of our casino properties or construction projects could have an adverse effect on our business and results of operations. From time to time we have also experienced attempts to unionize certain of our non-union employees. While these efforts have achieved only limited success to date, we cannot provide any assurance that we will not experience additional and more successful union activity in the future.

The Company may not realize all of the anticipated benefits of the merger with Caesars.

        Our ability to realize the anticipated benefits of the merger will depend, in part, on our ability to integrate the businesses of Caesars with our businesses. The combination of two independent companies is a complex, costly and time-consuming process. This process may disrupt the business of either or both of the companies, and may not result in the full benefits expected by us and Caesars. The difficulties of combining the operations of the companies include, among others:

  •
  coordinating marketing functions;

  •
  unanticipated issues in integrating information, communications and other systems;

  •
  unanticipated incompatibility of purchasing, logistics, marketing and administration methods;

  •
  retaining key employees;

  •
  consolidating corporate and administrative infrastructures;

  •
  the diversion of management's attention from ongoing business concerns; and

  •
  coordinating geographically separate organizations.

        There is no assurance that the combination of Caesars with the Company will result in the realization of the full benefits anticipated from the merger.

PRIVATE SECURITIES LITIGATION REFORM ACT

        This Annual Report on Form 10-K contains or may contain "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. Further, statements that include words such as "may," "will," "project," "might," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," "continue" or "pursue," or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements. These forward-looking statements are found at various places throughout the report. These forward-looking statements, including, without limitation, those relating to future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results, wherever they occur in this report, are necessarily estimates reflecting the best judgment of the management of the Company and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors set forth from time to time in the Company's reports filed with the Securities and Exchange Commission.

        In addition to the risk factors identified elsewhere, important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include without limitation:

  •
  the effects of local and national economic, credit and capital market conditions on the economy in general, and on the gaming and hotel industry in particular;

  •
  construction factors, including delays, increased costs for labor and materials, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters and building permit issues;

  •
  the effects of environmental and structural building conditions relating to our properties;

  •
  the ability of the Company to complete the merger with Caesars and to timely and cost-effectively integrate Caesars and Horseshoe into the Company's operations;

  •
  access to available and feasible financing, including financing for the merger of Caesars into the Company, on a timely basis;

  •
  the ability of purchasers of any of our assets subject to sale agreements to close the purchases on a timely basis;

  •
  changes in laws, including increased tax rates, regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies;

  •
  litigation outcomes and judicial actions, including gaming legislative action, referenda and taxation;

  •
  the ability of our customer-tracking, customer loyalty and yield-management programs to continue to increase customer loyalty and same store or hotel sales;

  •
  the ability to recoup costs of capital investments through higher revenues;

  •
  acts of war or terrorist incidents;

  •
  abnormal gaming holds; and

  •
  the effects of competition, including locations of competitors and operating and market competition.

        You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report. The Company undertakes no obligation to publicly update or release any revisions to these forward-looking statements to reflect events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events, except as required by law.

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk.

        We are exposed to market risk, primarily changes in interest rates. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed rate and variable rate obligations. Of our approximate $5.2 billion total debt at December 31, 2004, $2.2 billion, including the fixed-rate debt for which we have entered into interest rate swap agreements, is subject to variable interest rates. The average interest rate on our variable-rate debt, excluding the impact of our swap agreements, was 3.2% at December 31, 2004. Assuming a constant outstanding balance for our variable rate debt for the next twelve months, a hypothetical 1% change in interest rates would change interest expense for the next twelve months by approximately $22.4 million. We utilize interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. We also utilize treasury rate locks to hedge the risk of future treasury rate increases for certain forecasted debt issuances. We do not purchase or hold any derivative financial instruments for trading purposes.

        The table below provides information as of December 31, 2004, about our financial instruments that are sensitive to changes in interest rates, including debt obligations, interest rate swaps and treasury rate locks. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract and weighted average variable rates are based on implied forward rates in the yield curve as of December 31, 2004. For treasury rate locks, notional amounts are presented by contractual maturity dates, and average lock rates are based on contractual terms.

(In millions)	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Liabilities:
Long-term debt
Fixed rate	$589.8	$1.7	$498.2	$1.8	$501.0	$1,822.6	$3,415.1	$3,676.9	(1)
Average interest rate	7.9%	7.3%	7.1%	7.1%	7.5%	6.2%	6.8%
Variable rate	$–	$–	$–	$–	$1,737.8	$–	$1,737.8	$1,737.8	(1)
Average interest rate	–%	–%	–%	–%	3.2%	–%	3.2%
Interest Rate Derivatives:
Interest rate swaps
Fixed to variable	$300.0	$–	$200.0	$–	$–	$–	$500.0	$(5.1	)(2)
Average pay rate	8.1%	7.9%	8.2%	–%	–%	–%	8.1%
Average receive rate	7.6%	7.1%	7.1%	–%	–%	–%	7.6%
Treasury rate locks
Notional amount	$400.0	$–	$–	$–	$–	$–	$400.0	$1.9	(2)
Average lock rate	4.3%	–%	–%	–%	–%	–%	4.3%

(1)
The fair values are based on the borrowing rates currently available for debt instruments with similar terms and maturities and market quotes of the Company's publicly traded debt.

(2)
The fair values are based on market prices obtained from dealer quotes.

        Our long-term variable rate debt reflects borrowings under revolving credit and letter of credit facilities provided to us by a consortium of banks with a total capacity of $2.5 billion. The interest rates charged on borrowings under these facilities are a function of the London Inter-Bank Offered Rate, or LIBOR and prime rate and are based on the rates as of December 31, 2004. As such, the interest rates charged to us for borrowings under the facilities are subject to change as LIBOR changes.

        Foreign currency translation gains and losses were not material to our results of operations for the year ended December 31, 2004. Although we are pursuing development opportunities in the United Kingdom, we currently have no material ownership interests in businesses in foreign countries. Accordingly, we are not currently subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future operating results or cash flows.

ITEM 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Harrah's Entertainment, Inc.
Las Vegas, Nevada

        We have audited the accompanying consolidated balance sheets of Harrah's Entertainment, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Harrah's Entertainment, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 4 to the Consolidated Financial Statements, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in 2002 and recorded a cumulative effect of a change in accounting principle in the first quarter of 2002.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
February 28, 2005

HARRAH'S ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2004	2003
Assets
Current assets
Cash and cash equivalents	$488,960	$397,942
Receivables, less allowance for doubtful accounts of $48,589 and $51,466	130,520	90,991
Deferred income taxes (Note 10)	30,073	68,323
Income tax receivable	46,032	36,166
Prepayments and other	66,000	55,929
Inventories	25,573	22,546

Total current assets	787,158	671,897

Land, buildings, riverboats and equipment
Land and land improvements	881,031	729,441
Buildings, riverboats and improvements	3,788,375	3,217,386
Furniture, fixtures and equipment	1,648,961	1,361,963
Construction in progress	202,271	111,219

	6,520,638	5,420,009
Less: accumulated depreciation	(1,775,661)	(1,581,134)

	4,744,977	3,838,875
Assets held for sale (Note 3)	502,602	688,106
Goodwill (Notes 2 and 4)	1,354,738	701,133
Intangible assets (Notes 2 and 4)	861,355	315,019
Investments in and advances to nonconsolidated affiliates (Note 15)	6,150	6,537
Escrow deposit for Horseshoe acquisition (Note 2)	–	75,000
Deferred costs and other	328,634	282,277

	$8,585,614	$6,578,844

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$174,532	$117,941
Accrued expenses (Note 6)	577,706	463,466
Current portion of long-term debt (Note 7)	1,788	1,632

Total current liabilities	754,026	583,039
Liabilities held for sale (Note 3)	809	10,796
Long-term debt (Note 7)	5,151,121	3,671,889
Deferred credits and other	198,485	194,017
Deferred income taxes (Note 10)	413,461	330,674

	6,517,902	4,790,415

Minority interests	32,515	49,989

Commitments and contingencies (Notes 2, 3, 8, 10 and 12 through 15)
Stockholders' equity (Notes 5, 7, 14 and 15)
Common stock, $0.10 par value, authorized—360,000,000 shares, outstanding—112,732,285 and 110,889,294 shares (net of 36,130,542 and 35,078,478 shares held in treasury)	11,273	11,089
Capital surplus	1,394,519	1,277,903
Retained earnings	638,437	466,662
Accumulated other comprehensive income	963	151
Deferred compensation related to restricted stock	(9,995)	(17,365)

	2,035,197	1,738,440

	$8,585,614	$6,578,844

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated balance sheets.

HARRAH'S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Revenues
Casino	$4,077,694	$3,458,396	$3,285,877
Food and beverage	665,515	596,772	572,775
Rooms	390,077	339,037	317,914
Management fees	60,651	72,149	66,888
Other	217,195	190,092	148,635
Less: casino promotional allowances	(862,806)	(707,581)	(644,223)

Net revenues	4,548,326	3,948,865	3,747,866

Operating expenses
Direct
Casino	2,061,642	1,748,698	1,602,544
Food and beverage	278,107	255,193	240,622
Rooms	66,965	65,340	67,243
Property general, administrative and other	924,756	830,296	780,788
Depreciation and amortization	327,188	294,336	278,935
Write-downs, reserves and recoveries (Note 9)	9,567	10,476	4,537
Project opening costs	9,526	7,352	1,703
Corporate expense	66,818	52,602	56,626
Merger and integration costs for Caesars acquisition	2,331	–	–
Losses on interests in nonconsolidated affiliates (Note 15)	879	999	1,670
Amortization of intangible assets (Note 4)	9,439	4,798	4,493

Total operating expenses	3,757,218	3,270,090	3,039,161

Income from operations	791,108	678,775	708,705
Interest expense, net of interest capitalized (Note 11)	(271,802)	(234,419)	(240,220)
Losses on early extinguishments of debt (Note 7)	–	(19,074)	–
Other income, including interest income	9,483	2,913	2,137

Income from continuing operations before income taxes and minority interests	528,789	428,195	470,622
Provision for income taxes (Note 10)	(190,641)	(155,568)	(174,445)
Minority interests	(8,623)	(11,563)	(13,965)

Income from continuing operations	329,525	261,064	282,212
Discontinued operations (Note 3)
Income from discontinued operations (including loss on disposal of $1,766 in 2003)	56,644	48,552	67,670
Provision for income taxes	(18,460)	(16,993)	(23,684)

Income from discontinued operations	38,184	31,559	43,986

Income before cumulative effect of change in accounting principle	367,709	292,623	326,198
Cumulative effect of change in accounting principle, net of income tax benefits of $2,831 (Note 4)	–	–	(91,169)

Net income	$367,709	$292,623	$235,029

Earnings per share—basic
Income from continuing operations	$2.97	$2.40	$2.54
Discontinued operations, net	0.34	0.29	0.39
Cumulative effect of change in accounting principle, net	–	–	(0.82)

Net income	$3.31	$2.69	$2.11

Earnings per share—diluted
Income from continuing operations	$2.92	$2.36	$2.48
Discontinued operations, net	0.34	0.29	0.39
Cumulative effect of change in accounting principle, net	–	–	(0.80)

Net income	$3.26	$2.65	$2.07

Dividends declared per share	$1.26	$0.60	$–

Weighted average common shares outstanding	111,162	108,972	111,212
Additional shares based on average market price for period applicable to:
Restricted stock	490	454	631
Stock options	1,215	977	1,691

Weighted average common and common equivalent shares outstanding	112,867	110,403	113,534

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated statements.

HARRAH'S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(In thousands)
(Notes 5, 7, 14 and 15)

	Common Stock					Deferred Compensation Related to Restricted Stock
					Accumulated Other Comprehensive Income/(Loss)
	Shares Outstanding	Amount	Capital Surplus	Retained Earnings			Total	Comprehensive Income
Balance—December 31, 2001	112,322	$11,232	$1,143,125	$248,098	$(1,449)	$(26,893)	$1,374,113
Net income				235,029			235,029	$235,029
Unrealized loss on available-for-sale securities, less deferred tax benefit of $239					(442)		(442)	(442)
Other					1,476		1,476	1,476
Treasury stock purchases	(5,275)	(527)		(222,830)			(223,357)
Net shares issued under incentive compensation plans, including income tax benefit of $23,970	2,662	266	81,683			2,240	84,189

2002 Comprehensive Income								$236,063

Balance—December 31, 2002	109,709	10,971	1,224,808	260,297	(415)	(24,653)	1,471,008
Net income				292,623			292,623	$292,623
Unrealized gain on available-for-sale securities, less deferred tax provision of $215					397		397	397
Realization of loss on available-for-sale securities, net of tax benefit of $10					18		18	18
Foreign currency translation adjustments, net of tax provision of $81					151		151	151
Treasury stock purchases	(500)	(50)		(17,887)			(17,937)
Cash dividends				(66,219)			(66,219)
Net shares issued under incentive compensation plans, including income tax benefit of $15,537	1,680	168	53,095	(2,152)		7,288	58,399

2003 Comprehensive Income								$293,189

Balance—December 31, 2003	110,889	11,089	1,277,903	466,662	151	(17,365)	1,738,440
Net income				367,709			367,709	$367,709
Net gain on derivatives qualifying as cash flow hedges, net of tax provision of $392					717		717	717
Reclassification of loss on derivative instrument from other comprehensive income to net income, net of tax benefit of $23					42		42	42
Foreign currency translation adjustments, net of tax provision of $28					53		53	53
Treasury stock purchases	(1,000)	(100)		(53,275)			(53,375)
Cash dividends				(141,319)			(141,319)
Net shares issued under incentive compensation plans, including income tax benefit of $26,838	2,843	284	116,616	(1,340)		7,370	122,930

2004 Comprehensive Income								$368,521

Balance—December 31, 2004	112,732	$11,273	$1,394,519	$638,437	$963	$(9,995)	$2,035,197

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated statements.

HARRAH'S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Note 11)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities
Net income	$367,709	$292,623	$235,029
Adjustments to reconcile net income to cash flows from operating activities
Earnings from discontinued operations, before income taxes	(56,644)	(48,552)	(67,670)
Cumulative effect of change in accounting principle, before income taxes	–	–	94,000
Losses on early extinguishments of debt	–	19,074	–
Depreciation and amortization	361,564	319,694	304,620
Write-downs, reserves and recoveries	195	10,476	4,537
Deferred income taxes	82,428	104,287	89,886
Tax benefit from stock equity plans	26,838	15,537	23,970
Other noncash items	16,044	18,825	26,213
Minority interests' share of net income	8,623	11,563	13,965
Losses on interests in nonconsolidated affiliates	879	999	1,670
Net losses from asset sales	2,305	125	1,695
Net change in long-term accounts	(51,262)	(32,173)	(27,871)
Net change in working capital accounts	32,319	(45,696)	(53,862)

Cash flows provided by operating activities	790,998	666,782	646,182

Cash flows from investing activities
Payments for businesses acquired, net of cash acquired	(1,616,874)	–	(162,431)
Escrow payment for Horseshoe acquisition	–	(75,000)	–
Purchase of minority interest in subsidiary	(37,500)	–	–
Land, buildings, riverboats and equipment additions	(654,197)	(383,600)	(349,102)
Investments in and advances to nonconsolidated affiliates	(333)	(4,228)	–
Increase/(decrease) in construction payables	35,202	1,764	(6,396)
Proceeds from other asset sales	3,820	3,960	34,601
Proceeds from sale of interests in nonconsolidated affiliates	–	897	–
Other	(26,773)	(14,948)	(7,162)

Cash flows used in investing activities	(2,296,655)	(471,155)	(490,490)

Cash flows from financing activities
Proceeds from issuance of senior notes, net of discount and issue costs of $12,001 and $6,919	737,999	493,081	–
Borrowings under lending agreements, net of financing costs of $6,211, $15,342 and $655	4,157,929	3,368,947	2,772,671
Repayments under lending agreements	(3,424,140)	(2,526,189)	(2,728,126)
Loss on derivative instrument	(775)	–	–
Borrowings under retired bank facility	–	161,125	–
Repayments under retired bank facility	–	(1,446,625)	–
Other short-term repayments	–	(60,250)	–
Early extinguishments of debt	–	(159,476)	(28,210)
Premiums paid on early extinguishments of debt	–	(16,125)	–
Scheduled debt retirements	(1,577)	(1,583)	(1,659)
Dividends paid	(141,319)	(66,219)	–
Proceeds from exercises of stock options	89,970	34,085	48,695
Purchases of treasury stock	(53,375)	(17,937)	(223,357)
Minority interests' distributions, net of contributions	(8,890)	(10,639)	(12,153)
Other	715	(178)	(1,135)

Cash flows provided by/(used in) financing activities	1,356,537	(247,983)	(173,274)

Cash flows from assets held for sale
Proceeds from sales of assets held for sale	197,561	48,640	–
Net transfers from assets held for sale	42,577	17,293	77,018

Cash flows provided by assets held for sale	240,138	65,933	77,018

Net increase in cash and cash equivalents	91,018	13,577	59,436
Cash and cash equivalents, beginning of year	397,942	384,365	324,929

Cash and cash equivalents, end of year	$488,960	$397,942	$384,365

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

Note 1—Summary of Significant Accounting Policies

        BASIS OF PRESENTATION AND ORGANIZATION.    As of December 31, 2004, we operated 28 casinos in 12 states. Our operations include 11 land-based casinos, 11 riverboat or dockside casinos, a combination greyhound racetrack and casino, a combination thoroughbred racetrack and casino and four managed casinos on Indian lands. We view each property as an operating segment and aggregate all operating segments into one reporting segment.

        On July 14, 2004, we signed a definitive agreement to acquire Caesars Entertainment, Inc. ("Caesars") in a cash and stock transaction. Under the terms of the agreement, Caesars shareholders will receive either $17.75 in cash or 0.3247 shares of Harrah's Entertainment's common stock for each outstanding share of Caesars' common stock, subject to limitations on the aggregate amount of cash to be paid and shares of stock to be issued. Caesars operates 27 casinos with about two million square feet of gaming space and approximately 26,000 hotel rooms and has significant presence in Las Vegas, Atlantic City and Mississippi. The transaction is subject to regulatory and shareholders' approvals and is expected to close in the second quarter of 2005.

        On September 27, 2004, we reached an agreement to sell the assets and certain related current liabilities of Harrah's East Chicago and Harrah's Tunica to another gaming company. The sale, which is subject to regulatory approvals, is expected to close in the first quarter of 2005. These properties are classified in Assets/Liabilities held for sale on our Consolidated Balance Sheets, and we ceased depreciating their assets in September 2004. Results for Harrah's East Chicago and Harrah's Tunica are presented as Discontinued operations for all periods presented. During 2003, we sold properties in Central City, Colorado, and Vicksburg, Mississippi. For periods prior to their sales, the operating results of those properties, including the losses recorded on the sales, are presented in our Consolidated Statements of Income as Discontinued operations. (See Note 3.)

        In conjunction with our plans to acquire Horseshoe Gaming Holding Corp. ("Horseshoe Gaming") (see Note 2), in May 2004, we sold Harrah's Shreveport to avoid overexposure in that market. Prior to the sale, we classified this property in Assets/Liabilities held for sale on our Consolidated Balance Sheets and we ceased depreciating its assets in September 2003. Since we had a continued presence in the Shreveport-Bossier City market, Harrah's Shreveport's operating results were not classified as Discontinued operations. (See Note 3.)

        PRINCIPLES OF CONSOLIDATION.    Our Consolidated Financial Statements include the accounts of Harrah's Entertainment and its subsidiaries after elimination of all significant intercompany accounts and transactions.

        CASH AND CASH EQUIVALENTS.    Cash includes the minimum cash balances required to be maintained by state gaming commissions or local and state governments, which totaled approximately $22.0 million and $24.2 million at December 31, 2004 and 2003, respectively. Cash equivalents are highly liquid investments with an original maturity of less than three months and are stated at the lower of cost or market value.

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

        LAND, BUILDINGS, RIVERBOATS AND EQUIPMENT.    Land, buildings, riverboats and equipment are stated at cost. Land includes land held for future development or disposition, which totaled $119.5 million at December 31, 2004 and 2003. We capitalize the costs of improvements and repairs that extend the life of the asset. We expense maintenance and repairs cost as incurred. Gains or losses on the dispositions of land, buildings, riverboats or equipment are included in the determination of income. Interest expense is capitalized on internally constructed assets at our overall weighted average borrowing rate of interest. Capitalized interest amounted to $4.1 million, $2.3 million and $3.5 million in 2004, 2003 and 2002, respectively.

        We depreciate our buildings, riverboats and equipment using the straight-line method over the shorter of the estimated useful life of the asset or the related lease term, as follows:

Buildings and improvements	10 to 40 years
Riverboats and barges	30 years
Furniture, fixtures and equipment	2 to 15 years

        We review the carrying value of land, buildings, riverboats and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the asset. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the operating unit level, which for most of our assets is the individual casino.

        GOODWILL AND OTHER INTANGIBLE ASSETS.    We have approximately $2.2 billion in goodwill and other intangible assets on our balance sheet resulting from our acquisitions of other businesses. Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," adopted on January 1, 2002, requires a review, at least annually, of goodwill and other nonamortizing intangible assets for impairment. Once an impairment of goodwill or other nonamortizing intangible asset has been recorded, it cannot be reversed. We completed our initial assessment for impairment of goodwill and other nonamortizing intangibles and recorded an impairment charge in first quarter 2002. We perform our annual assessment of goodwill and intangible assets with indefinite lives for impairment during the fourth quarter of each year. (See Note 4.)

        The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determine the estimated fair values based on independent appraisals, discounted cash flows, quoted market prices and estimates made by management. To the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess is allocated to goodwill. With the adoption of SFAS No. 142 in 2002, we no longer amortize goodwill or intangible assets that are determined to have an indefinite life. Prior to 2002, we amortized goodwill and other intangibles, including trademarks, on a straight-line basis over periods up to 40 years. Intangible assets determined to have a finite life are amortized on a straight-line basis over the determined useful life of the asset (see Note 4).

        We use the interest method to amortize deferred financing charges over the term of the related debt agreements.

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

        In fourth quarter 2002, a decision was made to change our Total Rewards program in 2003 to give our customers greater flexibility and control over the rewards they receive for playing at our casinos. Under the new program, customers are able to accumulate, or bank, Reward Credits over time that they may redeem at their discretion under the terms of the program. The Reward Credit balance will be forfeited if the customer does not earn a Reward Credit over the prior six-month period. As a result of the ability of the customer to bank the Reward Credits under the revised program, our accounting for the Total Rewards program changed, and we accrue the expense of Reward Credits, after consideration of estimated breakage, as they are earned. To implement this change in the program, an initial bank of Reward Credits was offered to our existing customers. The amount of credits offered for this initial bank was calculated based upon 2002 tracked play at our casinos. As a result of the decision to extend this initial offer, an accrual of $6.9 million was recorded in 2002 to recognize our estimate of the expense of this implementation offer. Under the current program, the value of the cost to provide Reward Credits is expensed as the Reward Credits are earned. To arrive at the estimated cost associated with Reward Credits, estimates and assumptions are made regarding incremental marginal costs of the benefits, breakage rates and the mix of goods and services for which Reward Credits will be redeemed. We use historical data to assist in the determination of estimated accruals. At December 31, 2004 and 2003, $36.2 million and $25.7 million, respectively, was accrued for the cost of anticipated Total Rewards credit redemptions. The Company is planning to integrate the properties acquired from Horseshoe Gaming in 2004 into our Total Rewards program during 2005.

        Our Horseshoe properties have a customer rewards program in which customers earn points based on their play. These points are primarily redeemable for cash and expire after one year. The liability related to the outstanding points, which is based on historical redemption activity, was $3.0 million at December 31, 2004.

        SELF-INSURANCE ACCRUALS.    We are self-insured up to certain limits for costs associated with general liability, workers' compensation and employee health coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. At December 31, 2004 and 2003, we had total self-insurance accruals reflected on our Consolidated Balance Sheets of $97.6 million and $89.3 million, respectively. In estimating those costs, we consider historical loss experience and make judgments about the expected levels of costs per claim. We also rely on independent consultants to assist in the determination of estimated accruals. These claims are accounted for based on actuarial estimates of the undiscounted claims, including those claims incurred but not reported. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities. We continually monitor the potential for changes in estimates, evaluate our insurance accruals and adjust our recorded provisions.

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

        Casino promotional allowances consist principally of the retail value of complimentary food and beverages, accommodations, admissions and entertainment provided to casino patrons. Also included is the value of coupons redeemed for cash at our properties. The estimated costs of providing such complimentary services, which we classify as casino expenses for continuing operations through interdepartmental allocations, were as follows:

	2004	2003	2002
Food and beverage	$240,752	$204,820	$199,972
Rooms	82,932	77,436	71,364
Other	50,168	25,663	20,556

	$373,852	$307,919	$291,892

        EARNINGS PER SHARE.    In accordance with the provisions of SFAS No. 128, "Earnings Per Share," we compute our Basic earnings per share by dividing Net income by the number of Weighted average common shares outstanding during the year. Our Diluted earnings per share is computed by dividing Net income by the number of Weighted average common and common equivalent shares outstanding during the year. For each of the three years ended December 31, 2004, common stock equivalents consisted solely of net restricted shares of 489,958, 453,592 and 631,532, respectively, and stock options outstanding of 1,215,060, 977,263 and 1,691,000, respectively, under our employee stock benefit plans. (See Note 14.)

        STOCK-BASED EMPLOYEE COMPENSATION.    As allowed under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," we apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations to account for our stock option plans and, accordingly, do not recognize compensation expense. Furthermore, no stock option-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense for the stock option plans been determined in accordance with SFAS No. 123, total stock-based employee compensation expense, net of tax effects, would have been $29.9 million, $23.5 million, and $20.2 million for the years ended

December 31, 2004, 2003, and 2002, respectively, and our pro forma Net income and Earnings per share for the indicated periods would have been:

	2004		2003		2002
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$367,709	$337,768	$292,623	$269,086	$235,029	$214,828
Earnings per share
Basic	3.31	3.04	2.69	2.47	2.11	1.93
Diluted	3.26	2.99	2.65	2.44	2.07	1.89

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002
Expected dividend yield	2.5%	2.8%	0.0%
Expected stock price volatility	37.9%	37.0%	32.0%
Risk-free interest rate	3.7%	2.5%	3.7%
Expected average life of options (years)	5	6	6

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment," which we are required to apply as of the first interim or annual reporting period that begins after June 15, 2005. SFAS No. 123(R) requires that we recognize an expense for our equity-based compensation programs, including stock options. We are currently evaluating the provisions of SFAS No. 123(R) to determine its impact on our future financial statements.

        ADVERTISING.    The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense for continuing operations was $129.7 million, $116.0 million and $106.0 million for the years 2004, 2003 and 2002, respectively.

        INCOME TAXES.    We are subject to income taxes in the United States as well as various states and foreign jurisdictions in which we operate. We account for income taxes under SFAS 109, "Accounting for Income Taxes," whereby deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based on differences between financial statement carrying amounts of existing assets and their respective tax bases using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

        The effect on the income tax provision and deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As indicated in Note 10 to our Consolidated Financial Statements, the Company has provided a valuation allowance on certain state net operating losses ("NOLs") and other deferred state tax assets. Although the Company consistently generates taxable income on a consolidated basis, these assets were not deemed realizable because they are attributable to subsidiaries that are not expected to produce future taxable earnings. Other than this exception, we are unaware of any circumstances that would cause the remaining deferred tax assets to not be realizable.

        Our income tax returns are subject to examination by the Internal Revenue Service ("IRS") and other tax authorities. While positions taken in tax returns are sometimes subject to uncertainty in the tax laws, we do not take such positions unless we have "substantial authority" to do so under the Internal Revenue Code and applicable regulations. We may take positions on our tax returns based on substantial authority that are not ultimately accepted by the IRS.

        We assess such potential unfavorable outcomes based on the criteria of SFAS No. 5, "Accounting for Contingencies." We establish a tax reserve if an unfavorable outcome is probable and the amount of the unfavorable outcome can be reasonably estimated. In determining whether the probable criterion of SFAS No. 5 is met, we presume that the taxing authority will focus on the exposure and we assess the probable outcome of a particular issue based upon the relevant legal and technical merits. We also apply our judgment regarding the potential actions by the tax authorities and resolution through the settlement process.

        We maintain required tax reserves until such time as the underlying issue is resolved. When actual results differ from reserve estimates, we adjust the income tax provision and our tax reserves in the period resolved. For tax years that are examined by taxing authorities, we adjust tax reserves in the year the tax examinations are settled. For tax years that are not examined by taxing authorities, we adjust tax reserves in the year that the statute of limitations expires. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental, and we believe we have adequately provided for any reasonable and foreseeable outcomes related to uncertain tax matters. In the event that the taxing authorities ultimately sustain adjustments to the Company's previously reported taxable income, the Company will remit payments accordingly.

        We classify reserves for tax uncertainties within "accrued expenses" and "deferred credits and other" in the accompanying Consolidated Balance Sheets, separate from any related income tax payable or deferred income taxes. Reserve amounts may relate to the deductibility of an item, as well as potential interest associated with those items.

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

Note 2—Acquisitions

        In the three-year period ended December 31, 2004, we acquired one casino company, certain intellectual property rights, a thoroughbred racetrack facility and the remaining interest in a nonconsolidated subsidiary. For each of these acquisitions, the purchase price is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determine the estimated fair values based on independent appraisals, discounted cash flows, quoted market prices and estimates made by management. For each transaction, the allocation of the purchase price was, or will be, completed within one year from the date of the acquisition. To the extent that the purchase price exceeded the fair value of the net identifiable tangible and intangible assets acquired, such excess was allocated to goodwill. With the adoption of SFAS No. 142 in 2002, we no longer amortize goodwill or intangible assets that are determined to have an indefinite life.

        The table below summarizes our acquisition transactions completed in the three-year period ending December 31, 2004.

Company	Date Acquired	Total Purchase Price(a)	Goodwill Assigned	Number of Casinos		Geographic Location
Horseshoe Gaming	July 2004	$1.62 billion	$565 million	3		Bossier City, Louisiana Hammond, Indiana Tunica Mississippi
Horseshoe Club Operating Company(b)	March 2004	$37 million	–	1	(c)	Las Vegas, Nevada
JCC Holding Company(d)	June 2002 and December 2002	$149 million	–	1		New Orleans, Louisiana
Louisiana Downs, Inc.	December 2002	$94 million	$36 million	1	(e)	Bossier City, Louisiana

(a)
Total purchase price includes the market value of debt assumed determined as of the acquisition date.

(b)
This acquisition was for certain intellectual property assets, including the rights to the Horseshoe brand in Nevada and to the World Series of Poker brand and tournament.

(c)
This casino is owned by another gaming company, and we operate it jointly with that company.

(d)
Acquired additional 14% interest in June 2002 and the remaining 37% interest in December 2002.

(e)
Acquired a thoroughbred racetrack that was expanded to include slot machines in 2003.

        HORSESHOE GAMING.    On July 1, 2004, we acquired 100 percent of the equity interests of Horseshoe Gaming for approximately $1.62 billion, including assumption of debt valued at approximately $558 million and acquisition costs. A $75 million escrow payment made in 2003 was applied to the purchase price. We issued a redemption notice on July 1, 2004, for all $558 million of Horseshoe Gaming's outstanding 8 5/8% Senior Subordinated Notes due July 2009 and retired that debt August 2, 2004. We financed the acquisition and the debt retirement through working capital and established debt programs. We purchased Horseshoe Gaming to acquire casinos in Hammond, Indiana; Tunica, Mississippi; and Bossier City, Louisiana and with the intention of growing and developing the Horseshoe brand.

        In anticipation of our acquisition of Horseshoe Gaming, we sold our Harrah's brand casino in Shreveport, Louisiana. (See Note 3.) After consideration of the sale of Harrah's Shreveport, the Horseshoe Gaming acquisition added a net 113,300 square feet of casino space and approximately 4,580 slot machines and 150 table games to our existing portfolio. Taken together with our acquisition of intellectual property rights from Horseshoe Club Operating Company ("Horseshoe Club") (see discussion below), this acquisition gave us rights to the Horseshoe brand in all of the United States. The results of the Horseshoe properties are included with our operating results subsequent to their acquisition on July 1, 2004.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The purchase price allocation is in process and will be completed within one year of the acquisition; thus, the allocation of the purchase price is subject to refinement.

(In millions)	At July 1, 2004
Current assets	$109.1
Land, buildings, riverboats and equipment	579.8
Long-term assets	17.7
Intangible assets	494.0
Goodwill	565.2

Total assets acquired	1,765.8

Current liabilities	(83.0)
Deferred income taxes	(57.9)
Long-term debt	(558.1)

Total liabilities assumed	(699.0)

Net assets acquired	$1,066.8

        Of the estimated $494.0 million of acquired intangible assets, $295.0 million has been assigned to gaming rights and $89.0 million has been assigned to trademarks, both of which are not subject to amortization. The remaining intangible assets include customer relationships estimated at $100.0 million (15-year weighted-average useful life) and contract rights estimated at $10.0 million (four-year estimated life). The weighted average useful life of all amortizing intangible assets is approximately 14 years.

        We anticipate that all of the goodwill related to the Horseshoe Gaming acquisition will be deductible for tax purposes.

        The following pro forma consolidated financial information has been prepared assuming that the acquisition of Horseshoe Gaming and the extinguishment of Horseshoe Gaming's debt had occurred on the first day of the respective periods.

	Year ended December 31,
(In millions, except per share amounts)
	2004	2003
Net revenues	$4,905.9	$4,598.0

Income from operations	$857.2	$801.1

Income from continuing operations	$348.6	$293.7

Net income	$386.8	$325.3

Earnings per share—diluted
Income from continuing operations	$3.09	$2.66

Net income	$3.43	$2.95

        These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had the acquisition been completed as of the beginning of these periods, or of future results.

        LAS VEGAS HORSESHOE HOTEL AND CASINO.    In March 2004, we acquired certain intellectual property assets, including the rights to the Horseshoe brand in Nevada and to the World Series of Poker brand and tournament, from Horseshoe Club. MTR Gaming Group, Inc. ("MTR Gaming") acquired the assets of the Binion's Horseshoe Hotel and Casino ("Las Vegas Horseshoe") in Las Vegas, Nevada, including the right to use the name "Binion's" at the property, from Horseshoe Club. We will operate Las Vegas Horseshoe jointly with a subsidiary of MTR Gaming for one year, with options to extend the agreement for two additional years; however, we have notified MTR Gaming that we do not intend to extend the agreement. The property, which had been closed since January 2004, reopened April 1, 2004. Since its reopening, the operating results for Las Vegas Horseshoe have been consolidated with our results and will continue to be consolidated until the operating agreement is terminated on March 10, 2005. Las Vegas Horseshoe's results have not been material to our operating results.

        We paid approximately $37.4 million for the intellectual property assets, including assumption and subsequent payment of certain liabilities of Las Vegas Horseshoe (which included certain amounts payable to a principal of Horseshoe Gaming) and approximately $5.1 million of acquisition costs. The intangible assets acquired in this transaction have been deemed to have indefinite lives and, therefore, are not being amortized. We financed the acquisition with funds from various sources, including cash flows from operations and borrowings from established debt programs.

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

        LOUISIANA DOWNS.    On December 20, 2002, we acquired a controlling interest in Louisiana Downs, Inc. ("Louisiana Downs") a thoroughbred racetrack in Bossier City, Louisiana. The agreement gave Harrah's Entertainment a 95% ownership interest in a company that owned both Louisiana Downs and Harrah's Shreveport. In May 2003, approximately 900 slot machines were put into service and Louisiana Downs became the only land-based gaming facility in northern Louisiana. In the second quarter of 2004, we opened a new, permanent facility with approximately 1,400 slot machines. The results of Louisiana Downs' operations have been included in our Consolidated Financial Statements since the date of acquisition.

        HARRAH'S SHREVEPORT AND LOUISIANA DOWNS—BUYOUT OF MINORITY PARTNERS.    In the first quarter of 2004, we paid approximately $37.5 million to the minority owners of the company that owned Louisiana Downs and Harrah's Shreveport to purchase their ownership interest in that company. The excess of the cost to purchase the minority ownership above the capital balances was assigned to goodwill. As a result of this transaction, Harrah's Shreveport and Louisiana Downs became wholly-owned by the Company. Harrah's Shreveport was subsequently sold to another gaming company.

        CHESTER DOWNS & MARINA.    In July 2004, after receiving Pennsylvania regulatory and certain local approvals, we acquired a 50% interest in Chester Downs & Marina, LLC ("CD&M"), an entity licensed to develop a harness-racing facility in southeastern Pennsylvania. Harrah's Entertainment and CD&M have agreed to develop Harrah's Chester Downs Casino and Racetrack ("Harrah's Chester"), a 5/8-mile harness racetrack facility approximately six miles south of Philadelphia International Airport. Plans for the facility also include a 1,500-seat grandstand and simulcast facilities, a slot casino with approximately 2,000 games and a variety of food and beverage offerings. We have commenced site work and demolition at the property and expect racing and simulcasting to begin in the second quarter of 2006 and the casino to open in the third quarter of 2006. We will guarantee or provide financing for the project and we are consolidating Harrah's Chester in our financial statements.

        HARRAH'S EAST CHICAGO—BUYOUT OF MINORITY PARTNERS.    In the second quarter of 2003, we paid approximately $28.8 million to former partners in the Harrah's East Chicago property to settle outstanding litigation with the partners relating to a buyout in 1999 of the partners' interest in the property and to terminate the contractual rights of the partners to repurchase an 8.55% interest in the property. The two remaining minority partners in our East Chicago property owned, in aggregate, 0.45% of this property. In December 2003 and January 2004, we acquired these ownership interests for aggregate consideration of approximately $0.8 million. As a result of these transactions, the East Chicago property became wholly-owned by the Company. (See Note 3.)

        In addition to these completed transactions, we have announced the following planned acquisition.

        CAESARS ENTERTAINMENT.    On July 14, 2004, we signed a definitive agreement to acquire Caesars Entertainment, Inc. ("Caesars") in a cash and stock transaction. Under the terms of the agreement, Caesars shareholders will receive either $17.75 in cash or 0.3247 shares of Harrah's Entertainment's common stock for each outstanding share of Caesars' common stock, subject to limitations on the aggregate amount of cash to be paid and shares of stock to be issued. Caesars shareholders will be able to elect to receive solely shares of Harrah's Entertainment's common stock or cash, to the extent available pursuant to the terms of the agreement. The aggregate estimated purchase price, calculated as of July 14, 2004, was approximately $9.4 billion. The purchase price will fluctuate until closing due to changes in the number of outstanding shares of Caesars' stock and the balance of Caesars' outstanding debt. Caesars operates 27 casinos with about two million square feet of gaming space and approximately 26,000 hotel rooms and has significant presence in Las Vegas, Atlantic City and Mississippi. The transaction is subject to regulatory and shareholders' approvals and is expected to close in the second quarter of 2005.

        In anticipation of the Caesars merger, we have engaged consultants and dedicated internal resources to plan for the merger and integration of Caesars into Harrah's Entertainment. These costs are reflected in Merger and integration costs for Caesars acquisition in our Consolidated Statements of Income.

Note 3—Dispositions

        HARRAH'S SHREVEPORT.    In May 2004, we sold Harrah's Shreveport to another gaming company. Prior to the sale, we classified this property in Assets/Liabilities held for sale on our Consolidated Balance Sheets and we ceased depreciating its assets in September 2003. The assets sold consisted primarily of inventories, property and equipment. We received cash proceeds of $190 million and recorded no gain or loss on this sale. Since we had a continued presence in the Shreveport-Bossier City market, Harrah's Shreveport's operating results were not classified as Discontinued operations.

        The following properties were sold during 2003. The operating results of these properties and the losses recorded on these sales are presented in our Consolidated Statements of Income as Discontinued operations and prior year results have been reclassified to conform to the 2003 presentation.

        HARVEYS COLORADO.    In May 2003, we sold Harveys Colorado, which we had concluded was a nonstrategic asset for us. The assets sold consisted primarily of inventories, property and equipment. The buyer also assumed certain accrued liabilities. We received cash proceeds of $17.6 million and recorded a pretax loss of $1.0 million on this sale.

        Revenues at Harveys Colorado, reported in discontinued operations for December 31, 2003 and 2002 were $12.2 million and $35.7 million, respectively. Harveys Colorado's pretax loss, including the loss on the sale, for the year ended December 31, 2003, was $1.4 million and its pretax income for the year ended December 31, 2002, was $2.4 million.

        HARRAH'S VICKSBURG.    In June 2003, we announced an agreement to sell Harrah's Vicksburg, and that sale was completed on October 27, 2003. The assets sold consisted primarily of land, buildings, equipment and inventories. We received cash proceeds of $28.6 million and recorded a pretax loss of $0.7 million on this sale.

        Revenues at Harrah's Vicksburg, which were reported in discontinued operations, were $29.0 million for the year ended December 31, 2003, and $37.9 million for the year ended December 31, 2002. Harrah's Vicksburg's pretax income, after consideration of the loss on the sale, was $2.4 million for the year ended December 31, 2003, and $2.2 million for the year ended December 31, 2002.

        In addition to these completed sales, we also have announced the following planned sale.

        HARRAH'S EAST CHICAGO AND HARRAH'S TUNICA.    In September 2004, we entered into an agreement to sell the assets and certain related current liabilities of Harrah's East Chicago and Harrah's Tunica to an unrelated third party. The sale, which is subject to regulatory approvals, is expected to close in the first quarter of 2005. We believe that the sale of these two properties may help facilitate the closing of the Caesars transaction.

        Harrah's East Chicago and Harrah's Tunica are classified in Assets/Liabilities held for sale on our Consolidated Balance Sheets, and we ceased depreciating their assets in September 2004. Had we not ceased depreciation of these assets, additional depreciation expense of $6.9 million would have been recorded. Results for Harrah's East Chicago and Harrah's Tunica are classified as discontinued operations for all periods presented. We expect to report a gain on the sale of these two properties in the quarter in which the transaction closes.

        Summary operating results for the discontinued operations are as follows:

	2004	2003	2002
Net revenues	$379,700	$373,857	$350,661

Pretax income from discontinued operations	$56,644	$47,523	$63,112

Discontinued operations, net of tax	$38,184	$30,890	$41,023

        Assets held for sale and liabilities related to assets held for sale for Harrah's East Chicago and Harrah's Tunica as of December 31 are as follows:

	2004	2003
Cash and cash equivalents	$12,000	$12,000
Inventories	861	741
Property and equipment, net	271,396	257,020
Goodwill	206,536	206,372
Investments in and advances to nonconsolidated affiliates	1,219	1,464
Deferred costs and other	183	198

Total assets held for sale	$492,195	$477,795

Accrued expenses	$313	$(76)

Total liabilities related to assets held for sale	$313	$(76)

Note 4—Goodwill and Other Intangible Assets

        We adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. SFAS No. 142 provides guidance regarding the recognition and measurement of intangible assets, eliminates the amortization of certain intangibles and requires assessments for impairment of intangible assets that are not subject to amortization at least annually.

        As a result of our implementation review of the goodwill and other intangible assets arising from our prior acquisitions, we determined that impairment charges of $91.2 million, net of tax benefits of $2.8 million, were required. These charges, which were recorded in first quarter 2002 and are reported in our Consolidated Statements of Income as a change in accounting principle, relate to goodwill and the trademark acquired in our 1999 acquisition of Rio Hotel and Casino, Inc. ("Rio"). Since the acquisition of Rio, competition had intensified in the market and Rio had greatly reduced its emphasis on international high-end table games play, a significant component of its business at the time of the acquisition. We determine the fair value of an operating unit as a function, or multiple, of earnings before interest, taxes, depreciation and amortization ("EBITDA"), a common measure used to value and buy or sell cash intensive businesses such as casinos. Our analysis for Rio indicated that the fair value of the property fell short of the carrying value, and recognition of an impairment of $86.0 million of goodwill was appropriate. The fair value of the Rio trademark was assessed by applying a "relief from royalty" methodology, which ascribed a value to the trademark derived as the present value of a percentage of forecasted future revenues. Because the Rio had not sustained the level of revenues assumed in the original computation to assign a value to the trademark, future revenue assumptions were reassessed and it was determined that the fair value of the trademark was $5.2 million, net of tax benefits of $2.8 million, less than the carrying value. Rio's tangible assets were assessed for impairment applying the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and our analysis indicated that the carrying value of the tangible assets was not impaired.

        Based on our annual assessment for impairment as of September 30, 2004, we determined that goodwill and intangible assets with indefinite lives had not been further impaired. Based on our annual assessment for impairment of as September 30, 2003, it was determined that the remaining goodwill associated with Harrah's Reno was impaired, and a fourth quarter 2003 charge of $6.3 million was recorded. Operating trends reflected the weak market conditions in the Reno area and increased levels of competition from Indian casinos in the Northern California area. We determined the fair value of

Reno as a multiple of EBITDA, and our analysis for Reno indicated that the fair value of that operating unit was less than the carrying value. Reno has no remaining intangible assets that will be subject to the annual impairment assessment. Reno's tangible assets were assessed for impairment applying the provisions of SFAS No. 144, and our analysis indicated that the carrying value of the tangible assets was not impaired. Based on our annual assessment as of September 30, 2002, we determined that goodwill and intangible assets with indefinite lives were not impaired.

        The following table sets forth changes in goodwill for the years ended December 31, 2003 and December 31, 2004.

Balance at December 31, 2002	$735,615
Additions or adjustments:
Finalization of purchase price allocation for Louisiana Downs	(27,349)
Adjustments for taxes related to acquisitions	(818)
Impairment losses	(6,315)

Balance at December 31, 2003	701,133
Additions or adjustments:
Acquisition of Horseshoe Gaming	565,245
Additional payment related to Bluffs Run	72,820
Buyout of minority partners at Louisiana Downs	13,532
Adjustments for taxes related to acquisitions	2,008

Balance at December 31, 2004	$1,354,738

        The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets.

	December 31, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amoritizing intangible assets:
Contract rights	$73,590	$10,600	$62,990	$63,590	$6,572	$57,018
Customer relationships	113,100	10,434	102,666	13,100	5,023	8,077

	$186,690	$21,034	165,656	$76,690	$11,595	65,095

Nonamortizing intangible assets:
Trademarks			273,065			146,624
Gaming rights			422,634			103,300

			695,699			249,924

Total			$861,355			$315,019

        The increase in the gross carrying value of intangible assets is due to the acquisition of Horseshoe Gaming (see Note 2). The aggregate amortization expense for the years ended December 31, 2004, 2003 and 2002 for those assets that continue to be amortized under provisions of SFAS No. 142 was $9.4 million, $4.8 million and $4.5 million, respectively. Estimated annual amortization expense for those assets for the years ending December 31, 2005, 2006, 2007, 2008 and 2009 is $14.0 million, $13.7 million, $13.0 million, $11.4 million and $9.8 million, respectively.

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

        During the past four years, our Board of Directors has authorized plans whereby we have purchased shares of the Company's common stock in the open market from time to time as market conditions and other factors warranted. The table below summarizes the plans in effect during the last four years.

Plan Authorized	Number of Shares Authorized	Number of Shares Purchased as of December 31, 2004	Average Price Per Share
July 2001	6.0 million	6.0 million	$37.15
July 2002	2.0 million	1.4 million	39.24
November 2002	3.0 million	1.5 million	47.54
November 2004	2.0 million	–	–

        In November 2004, our Board of Directors authorized the purchase of 3.5 million shares of common stock in the open market and negotiated purchases through the end of 2005. The 3.5 million shares includes 1.5 million shares available to be purchased pursuant to the authorization that was to expire December 31, 2004, plus an additional 2.0 million shares. The repurchases were funded through available operating cash flows and borrowings from our established debt programs.

        Under the terms of our equity incentive award programs, we have reserved shares of Harrah's Entertainment common stock for issuance under the 2004 Executive Incentive Award Plan, the 2001 Broad-based Incentive Plan and the 1996 Non-Management Directors Stock Incentive Plan. (See Note 14 for a description of the plans.) The 2004 Executive Incentive Award Plan and the 1996 Non-Management Directors Stock Incentive Plan are equity compensation plans approved by our stockholders and the 2001 Broad-based Incentive Plan is an equity compensation plan not approved by our stockholders. The shares held in reserve for issuance or grant under the Harrah's

Entertainment, Inc. 2001 Executive Stock Incentive Plan and the 1996 Non-Management Directors Stock Incentive Plan are now available under the 2004 Executive Incentive Award Plan in 2004. As of December 31, 2004, 4,276,342 shares were authorized and unissued under the 2004 Executive Incentive Award Plan and 30,216 shares were authorized and unissued under the 2001 Broad-based Incentive Plan. No additional shares will be authorized under the 2001 Broad-based Incentive Plan.

        Quarterly cash dividends of 30 cents per share were declared and paid in the first and second quarters of 2004 and in the third and fourth quarters of 2003. In the third and fourth quarters of 2004, the Company declared and paid quarterly cash dividends of 33 cents per share.

        In connection with the Caesars acquisition, at a special meeting to be held in March 2005, our stockholders will be asked to vote upon a proposal to approve an amendment to Harrah's Entertainment's certificate of incorporation to increase the number of authorized shares of Harrah's Entertainment common stock from 360 million to 720 million.

Note 6—Detail of Certain Balance Sheet Accounts

        Accrued expenses consisted of the following as of December 31:

	2004	2003
Payroll and other compensation	$150,125	$106,421
Insurance claims and reserves	97,582	89,349
Accrued interest payable	65,576	45,084
Accrued taxes	78,769	67,180
Other accruals	185,654	155,432

	$577,706	$463,466

Note 7—Debt

        Long-term debt consisted of the following as of December 31:

	2004	2003
Credit facilities
3.07%-4.25% at December 31, 2004, maturities to 2009	$1,580,000	$947,800
Secured Debt
7.1%, maturity 2028	92,377	93,622
3.71%-6.95%, maturities to 2033	1,348	607
Unsecured Senior Notes
5.5%, maturity 2010	744,034	–
5.375%, maturity 2013	496,773	496,504
7.125%, maturity 2007	496,504	498,780
7.5%, maturity 2009	499,109	498,926
8.0%, maturity 2011	496,506	496,079
Unsecured Senior Subordinated Notes
7.875%, maturity 2005	587,988	590,524
Other Unsecured Borrowings
Commercial Paper, maturities to 2005	157,800	50,000
Capitalized Lease Obligations
7.6%-10.0%, maturities to 2006	470	679

	5,152,909	3,673,521
Current portion of long-term debt	(1,788)	(1,632)

	$5,151,121	$3,671,889

        $590.5 million, face amount, of our 7.875% Senior Subordinated Notes due December 2005, are classified as long-term in our Consolidated Balance Sheet as of December 31, 2004, because the Company has both the intent and the ability to refinance these notes.

        As of December 31, 2004, aggregate annual principal maturities for the four years subsequent to 2005 were: 2006, $1.7 million; 2007, $498.2 million; 2008, $60.1 million; and 2009, $2.8 billion.

        CREDIT AGREEMENT.    At December 31, 2004, we had credit facilities (the "Credit Agreement") that provided for up to $2.5 billion in borrowings, maturing on April 23, 2009. The Credit Agreement contains a provision that would allow an increase in the borrowing capacity to $3.0 billion, if mutually acceptable to the Company and the lenders. Interest on the Credit Agreement is based on our debt ratings and leverage ratio and is subject to change. As of December 31, 2004, the Credit Agreement bore interest based upon 90 basis points over LIBOR and bore a facility fee for borrowed and unborrowed amounts of 20 basis points, a combined 110 basis points. At our option, we may borrow at the prime rate under the new Credit Agreement. As of December 31, 2004, $1.58 billion in borrowings were outstanding under the Credit Agreement with an additional $59.8 million committed to back letters of credit. After consideration of these borrowings, but before consideration of amounts borrowed under the commercial paper program, $860.2 million of additional borrowing capacity was available to the Company as of December 31, 2004.

        In January 2005, an agreement was reached to amend the Credit Agreement, which increased our borrowing capacity from $2.5 billion to $4.0 billion. The amendment also contains a provision that will allow a further increase in the borrowing capacity to $5.0 billion, if mutually acceptable to the Company and the lenders, and lowers the interest rate from LIBOR plus 110 basis points to LIBOR plus 87.5 basis points. The amended agreement becomes effective upon the satisfaction of various closing conditions, including the closing of our acquisition of Caesars. Other significant terms and conditions of the Credit Agreement, including the maturity date of April 2009, did not change.

        DERIVATIVE INSTRUMENTS.    We account for derivative instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and all amendments thereto. SFAS No. 133 requires that all derivative instruments be recognized in the financial statements at fair value. Any changes in fair value are recorded in the income statement or in other comprehensive income, depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction and the effectiveness of the hedge. The estimated fair values of our derivative instruments are based on market prices obtained from dealer quotes. Such quotes represent the estimated amounts we would receive or pay to terminate the contracts.

        Our derivative instruments contain a credit risk that the counterparties may be unable to meet the terms of the agreements. We minimize that risk by evaluating the creditworthiness of our counterparties, which are limited to major banks and financial institutions, and we do not anticipate nonperformance by the counterparties.

        Interest Rate Swap Agreements.    We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of December 31, 2004, we were a party to four interest rate swaps for a total notional amount of $500 million. These interest rate swaps serve to manage the mix of our debt between fixed and variable rate instruments by effectively converting fixed rates associated with long-term debt obligations to floating rates. The differences to be paid or received under the terms of interest rate swap agreements are accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of interest rate swap agreements will have a corresponding effect on future cash flows. The major terms of the interest rate swaps are as follows:

				Notional Amount
			Variable Rate Paid as of Dec. 31, 2004
Effective Date	Type of Hedge	Fixed Rate Received		(In millions)
				2004	2003	Maturity Date
Dec. 29, 2003	Fair value	7.875%	8.433%	$50	$50	Dec. 15, 2005
Dec. 29, 2003	Fair value	7.875%	8.437%	150	150	Dec. 15, 2005
Jan. 30, 2004	Fair value	7.125%	6.853%	200	–	June 1, 2007
Feb. 2, 2004	Fair value	7.875%	8.455%	100	–	Dec. 15, 2005

        The Company's interest rate swaps qualify for the "shortcut" method allowed under SFAS No. 133, which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments. The net effect of the above swaps reduced our 2004 interest expense by $4.0 million. The effect of the swaps to 2003 interest expense was immaterial. As of December 31, 2004, the fair value of the interest rate swap agreements was a liability of approximately $5.1 million, which is included in Deferred credits and other on our Consolidated Balance Sheet.

        Treasury Rate Lock Agreements.    We expect to issue between $750 million and $1 billion of new debt in the first half of 2005. To partially hedge the risk of future increases to the treasury rate, we have entered into agreements to lock in existing ten-year rates to hedge against such increases. The major terms of the treasury rate lock agreements are as follows:

Effective Date	Type of Hedge	Treasury Lock Rate	Notional Amount	Termination Date
			(In millions)
Nov. 22, 2004	Cash flow	4.373%	$200	May 20, 2005
Dec. 16, 2004	Cash flow	4.239%	50	May 20, 2005
Dec. 16, 2004	Cash flow	4.239%	50	May 20, 2005
Dec. 16, 2004	Cash flow	4.239%	100	May 23, 2005

        We have determined that the treasury rate lock agreements qualify for hedge accounting and are perfectly effective. As such, there is no income statement impact from changes in the fair value of the hedging instruments. The fair values of our treasury rate lock agreements are carried as assets or liabilities in our Consolidated Balance Sheet, and changes in the fair values are recorded as a component of other comprehensive income and will be reclassified to earnings over the life of the debt to be issued. The amount that is expected to be reclassified to earnings within the next 12 months is not material. The fair value of the treasury rate lock agreements as of December 31, 2004, was a receivable of approximately $1.9 million. This amount is included in Prepayments and other on our Consolidated Balance Sheet. The net amount of deferred gains included in other comprehensive income at December 31, 2004, is $1.2 million.

        In January 2005, we hedged an additional $100 million notional amount with terms identical to the treasury locks existing as of December 31, 2004, at a rate of 4.242% and a termination date of May 20, 2005.

        COMMERCIAL PAPER.    To provide the Company with cost-effective borrowing flexibility, we have a $200 million commercial paper program that is used to borrow funds for general corporate purposes. Although the debt instruments are short-term in tenor, they are classified as long-term debt because the commercial paper is backed by our Credit Agreement and we have committed to keep available capacity under our Credit Agreement in an amount equal to or greater than amounts borrowed under this program. At December 31, 2004, $157.8 million was outstanding under this program.

        ISSUANCE OF NEW DEBT.    In addition to our Credit Agreement, we have issued debt and entered into credit agreements to provide the Company with cost-effective borrowing flexibility and to replace short-term, floating-rate debt with long-term, fixed-rate debt. The table below summarizes the face value of debt obligations entered into during the last three years and outstanding at December 31, 2004.

Debt	Issued	Matures	Face Value Outstanding at December 31, 2004
			(In millions)
Commercial Paper	2004	2005	$157.8
5.5% Senior Notes	June 2004	2010	750.0
5.375% Senior Notes	December 2003	2013	500.0

        Subsequent to the end of 2004, we issued $250 million of Senior Floating Rate Notes due in 2008 in a Rule 144A private placement. We agreed to, upon the request by holders of a majority in aggregate principal amount of the Senior Floating Rate Notes then outstanding, to exchange the private placement offering with fully registered Senior Floating Rate Notes. If the exchange offer does not provide the holders of the Senior Floating Rate Notes freely transferable securities, we may be required to file a shelf registration statement that would allow them to resell the Senior Floating Rate Notes in the open market, subject to certain restrictions.

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

Issuer	Date Retired	Debt Extinguished	Face Value Retired
			(In millions)
Horseshoe Gaming	August 2004	Senior Subordinated Notes due 2009	$534.1
Harrah's Operating Co	December 2003	Senior Subordinated Notes due 2005	147.1
Harrah's Operating Co	August 2003	Senior Subordinated Notes due 2005	12.4
JCC	December 2002	Senior Notes due 2008	28.2

        In July 2003, our Board of Directors authorized the Company to retire, from time to time through cash purchases, portions of our outstanding debt in open market purchases, privately negotiated transactions or otherwise. These repurchases will be funded through available cash from operations and borrowings from our established debt programs. Such repurchases will depend on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors. As of December 31, 2004, $159.5 million of our 7 7/8% Senior Subordinated Notes had been retired under this authorization.

        Charges of $19.1 million representing premiums paid and write-offs of unamortized deferred financing costs associated with the early retirement of portions of our 7 7/8% Senior Subordinated Notes and of our previous credit and letter of credit facilities were recorded in 2003. In compliance with SFAS No. 145, these charges no longer qualify for presentation as extraordinary items and are, therefore, included in Income from continuing operations in our Consolidated Statements of Income.

        Subsequent to the end of 2004, we retired an additional $58.3 million of our 7 7/8% Senior Subordinated Notes due in December 2005. The loss on the early extinguishment of this debt, expected to be $2.2 million, will be reported in our first quarter 2005 results.

        PARENT COMPANY GUARANTEE OF SUBSIDIARY DEBT.    Harrah's Operating Company, Inc. ("HOC"), a 100% owned subsidiary and the principal asset of Harrah's Entertainment, is the issuer of certain debt securities that have been guaranteed by Harrah's Entertainment. Due to the comparability of HOC's consolidated financial information with that of Harrah's Entertainment, separate financial statements and other disclosures regarding HOC have not been presented. Management has determined that such information is not material to holders of HOC's debt securities. Harrah's Entertainment has no independent assets or operations, its guarantee of HOC's debt securities is full and unconditional and its only other subsidiary is minor. There are no significant restrictions on

Harrah's Entertainment's ability to obtain funds from its subsidiaries by dividends or loans. In addition, the amount of consolidated retained earnings representing undistributed earnings of 50-percent-or-less owned persons accounted for under the equity method is less than 0.5 percent and there are no significant restrictions on the payment of dividends by the Company.

        FAIR MARKET VALUE.    Based on the borrowing rates available as of December 31, 2004, for debt with similar terms and maturities and market quotes of our publicly traded debt, the fair value of our long-term debt at December 31 was as follows:

	December 31,
	2004		2003
	Carrying Value	Market Value	Carrying Value	Market Value
	(In millions)
Outstanding debt	$(5,152.9)	$(5,414.7)	$(3,673.5)	$(3,977.8)
Interest rate swaps (used for hedging purposes)	(5.1)	(5.1)	0.2	0.2

        CAESARS ACQUISITION.    In connection with the pending acquisition of Caesars, we will assume approximately $4.2 billion of Caesars' outstanding debt. (See Note 2.)

Note 8—Leases

        We lease both real estate and equipment used in our operations and classify those leases as either operating or capital leases following the provisions of SFAS No. 13, "Accounting for Leases." At December 31, 2004, the remaining lives of our operating leases ranged from one to 40 years, with various automatic extensions totaling up to 60 years.

        Rental expense associated with operating leases for continuing operations is charged to expense in the year incurred and was included in the Consolidated Statements of Income as follows:

	2004	2003	2002
Noncancelable
Minimum	$39,008	$40,252	$32,866
Contingent	2,895	3,898	4,726
Sublease	(99)	(201)	(287)
Other	26,922	15,643	37,058

	$68,726	$59,592	$74,363

        Our future minimum rental commitments as of December 31, 2004, were as follows:

Noncancelable Operating Leases
2005	$43,150
2006	33,683
2007	31,360
2008	30,552
2009	28,291
Thereafter	400,607

Total minimum lease payments	$567,643

        In addition to these minimum rental commitments, certain of these operating leases provide for contingent rentals based on a percentage of revenues in excess of specified amounts.

Note 9—Write-downs, Reserves and Recoveries

        Our operating results include various pretax charges to record asset impairments, contingent liability reserves, project write-offs, demolition costs and recoveries of previously recorded reserves and other non-routine transactions. In 2004, we began tracking demolition costs separate from project opening costs. The components of Write-downs, reserves and recoveries for continuing operations were as follows:

	2004	2003	2002
Contribution to The Harrah's Foundation	$10,000	$–	$–
Demolition costs	5,785	–	–
Write-off of abandoned assets and other costs	4,815	2,615	6,300
Settlement of litigation	3,525	–	–
Termination of contracts	2,000	–	168
Reversal of prior year Iowa gaming tax accrual	(16,558)	–	–
Impairment of goodwill	–	6,315	–
Impairment of long-lived assets	–	2,469	1,501
Settlement of sales tax contingency	–	(923)	(6,464)
Charge for structural repairs at Reno	–	–	5,000
Recoveries from previously impaired assets and reserved amounts	–	–	(1,968)

	$9,567	$10,476	$4,537

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

Note 10—Income Taxes

        Our federal and state income tax provision/(benefit) allocable to our Consolidated Statements of Income and our Consolidated Balance Sheets line items was as follows:

	2004	2003	2002
Income from continuing operations before income taxes and minority interests	$190,641	$155,568	$174,445
Discontinued operations	18,460	16,993	23,684
Cumulative effect of change in accounting principle	–	–	(2,831)
Stockholders' equity
Unrealized gain/(loss) on available-for-sale securities	–	215	(239)
Unrealized gain/(loss) on derivatives qualifying as cash flow hedges	415	–	–
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(26,838)	(15,537)	(23,970)
Other	–	–	800

	$182,678	$157,239	$171,889

        Income tax expense attributable to Income from continuing operations before income taxes and minority interests consisted of the following:

	2004	2003	2002
United States
Current
Federal	$100,723	$112,325	$122,923
State	12,345	15,221	23,369
Deferred	75,880	29,715	28,153
Other countries
Current	–	–	–
Deferred	1,693	(1,693)	–

	$190,641	$155,568	$174,445

        The differences between the statutory federal income tax rate and the effective tax rate expressed as a percentage of Income from continuing operations before income taxes and minority interests were as follows:

	2004	2003	2002
Statutory tax rate	35.0%	35.0%	35.0%
Increases/(decreases) in tax resulting from:
State taxes, net of federal tax benefit	1.9	2.7	3.0
Goodwill amortization	–	0.5	–
Tax credits	(0.4)	(0.5)	(0.4)
Political contributions/lobbying expenses	0.3	0.1	0.1
Officers' life insurance/insurance proceeds	(0.9)	(1.1)	0.2
Meals and entertainment	0.1	0.1	0.3
Minority interests in partnership earnings	(0.6)	(1.0)	(1.0)
Other	0.7	0.5	(0.1)

Effective tax rate	36.1%	36.3%	37.1%

        The components of our net deferred tax balance included in our Consolidated Balance Sheets were as follows:

	2004	2003
Deferred tax assets
Compensation programs	$72,829	$64,343
Bad debt reserve	18,134	19,225
Self-insurance reserves	16,072	7,960
Deferred income	757	512
Project opening costs and prepaid expenses	–	9,746
Net operating losses	54,232	58,377
Other	41,661	44,962
Valuation allowance	(52,886)	(55,688)

	150,799	149,437

Deferred tax liabilities
Property	(397,750)	(286,201)
Management and other contracts	(20,214)	(20,782)
Intangibles	(91,103)	(92,822)
Investments in nonconsolidated affiliates	(3,060)	(11,983)
Project opening costs and prepaid expenses	(22,060)	–

	(534,187)	(411,788)

Net deferred tax liability	$(383,388)	$(262,351)

        The Company anticipates that state NOLs valued at $1,172 (subject to a full valuation allowance) will expire in 2005. The remaining state NOLs and other deferred tax assets subject to a valuation allowance will expire between 2006 and 2023. In the event the valuation allowance of $52,886 for 2004 is ultimately unnecessary, $18,432 of this total would reduce goodwill, and the remaining $34,454 would reduce tax expense. The Company has adjusted the individual deferred tax asset and liability amounts previously reported for 2003 to the amounts stated above to conform to the presentation for 2004. The previously reported amounts did not included those NOLs as well as additional deferred state tax assets and liabilities that were unlikely to ever be realized. As the net increase to these deferred tax assets was offset by a corresponding increase to the valuation allowance, there was no change to the overall net deferred tax liability.

Note 11—Supplemental Cash Flow Information

        The increase in Cash and cash equivalents due to the changes in long-term and working capital accounts was as follows:

	2004	2003	2002
Long term accounts
Deferred costs and other	$(43,763)	$(71,068)	$(36,737)
Deferred credits and other	(7,499)	38,895	8,867

Net change in long-term accounts	$(51,262)	$(32,173)	$(27,870)

Working capital accounts
Receivables	$(14,844)	$(8,005)	$14,295
Inventories	379	(1,311)	869
Prepayments and other	6,255	50,355	82,415
Accounts payable	11,030	5,910	(2,308)
Accrued expenses	29,499	(92,645)	(149,133)

Net change in working capital accounts	$32,319	$(45,696)	$(53,862)

        SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR INTEREST AND TAXES.    The following table reconciles our Interest expense, net of interest capitalized, as reported in the Consolidated Statements of Income, to cash paid for interest.

	2004	2003	2002
Interest expense, net of interest capitalized	$271,802	$234,419	$240,220
Adjustments to reconcile to cash paid for interest
Net change in accruals	(28,329)	(9,201)	(6,825)
Amortization of deferred finance charges	(7,397)	(6,185)	(5,573)
Net amortization of discounts and premiums	(1,671)	(1,141)	(1,596)

Cash paid for interest, net of amount capitalized	$234,405	$217,892	$226,226

Cash payments for income taxes, net of refunds	$116,562	$114,289	$145,873

Note 12—Commitments and Contingencies

        CONTRACTUAL COMMITMENTS.    We continue to pursue additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties, guarantees by Harrah's Entertainment of third-party debt and development completion guarantees.

        We may guarantee all or part of the debt incurred by Indian tribes, with which we have entered into a management contract, to fund development of casinos on the Indian lands. For all existing guarantees of Indian debt, we have obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, that the value of such property would satisfy our obligations in the event these guarantees were enforced. Additionally, we have received limited waivers from the Indian tribes of their sovereign immunity to allow us to pursue our rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken. The aggregate outstanding balance as of December 31, 2004, of Indian debt that we have guaranteed was $246.7 million. The outstanding balance of all of our debt guarantees at December 31, 2004 is $251.2 million. Our maximum obligation under all of our debt guarantees is $292.0 million. Our obligations under these debt guarantees extend through April 2009.

        Some of our guarantees of the debt for casinos on Indian lands have been modified since January 1, 2003, triggering the requirements under Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to recognize a liability for the estimated fair value of those guarantees. Liabilities, representing the fair value of our guarantees, and corresponding assets, representing the portion of our management fee receivable attributable to our agreements to provide the related guarantees, were recorded and are being amortized over the lives of the related agreements. We estimate the fair value of the obligation by considering what premium would have been required by us or by an unrelated party. The amounts recognized represent the present value of the premium in interest rates and fees that would have been charged to the tribes if we had not provided the guarantees. The balance of the liability for the guarantees and of the related assets at December 31, 2004 and 2003, was $5.5 million and $7.0 million, respectively.

        In February 2005, we entered into an agreement with the State of Louisiana whereby we extended our guarantee of an annual payment obligation of JCC, our wholly-owned subsidiary, of $60 million owed to the State of Louisiana. The guarantee was extended for one year to March 31, 2008.

        Excluding the guarantees discussed above, as of December 31, 2004, we had commitments and contingencies of $536.0 million, including construction-related commitments.

        The agreements under which we manage casinos on Indian lands contain provisions required by law which provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled payments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations of the Indian-owned properties to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. As of December 31, 2004, the aggregate monthly commitment for the minimum guaranteed payments pursuant to these contracts, which extend for periods of up to 83 months from December 31, 2004, is $1.2 million. The maximum exposure for the minimum guaranteed payments to the tribes is unlikely to exceed $96.1 million as of December 31, 2004.

        SEVERANCE AGREEMENTS.    As of December 31, 2004, the Company has severance agreements with 28 of its senior executives, which provide for payments to the executives in the event of their termination after a change in control, as defined. These agreements provide, among other things, for a compensation payment of 1.5 to 3.0 times the executive's average annual compensation, as defined, as well as for accelerated payment or accelerated vesting of any compensation or awards payable to the executive under any of Harrah's Entertainment's incentive plans. The estimated amount, computed as of December 31, 2004, that would be payable under the agreements to these executives based on the compensation payments and stock awards aggregated approximately $166.8 million. The estimated amount that would be payable to these executives does not include an estimate for the tax gross-up payment, provided for in the agreements, that would be payable to the executive if the executive becomes entitled to severance payments which are subject to a federal excise tax imposed on the executive.

        SELF-INSURANCE.    We are self-insured for various levels of general liability, workers' compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims.

Note 13—Litigation

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

Note 14—Employee Benefit Plans

        We have established a number of employee benefit programs for purposes of attracting, retaining and motivating our employees. The following is a description of the basic components of these programs.

        EQUITY INCENTIVE AWARDS.    Under the Harrah's Entertainment, Inc. 2004 Equity Incentive Award Plan (the "2004 Plan"), non-qualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock based awards and performance-based awards may be granted to employees, consultants of the Company and members of our Board of Directors. Shares available under the 2001 Executive Stock Incentive Plan were deregistered and are now available under the 2004 Plan. Non-management members of the Company's Board of Directors may be granted shares under the 1996 Non-Management Directors Stock Incentive Plan, which has been amended to provide that grants of shares after May 1, 2005, shall be made under the 2004 Plan. Unissued shares under the 1996 Non-Management Directors Stock Incentive Plan are now available under the 2004 Plan. Our employees may also be granted options to purchase shares of common stock under the Harrah's Entertainment 2001 Broad-based Incentive Plan (the "2001 Plan").

        A summary of activity of the 2004 Plan and the Company's former plans, which are equity compensation plans approved by our stockholders, for 2002, 2003 and 2004 is as follows:

		Number of Common Shares
	Weighted Avg. Exercise Price (Per Share)	Options Outstanding	Available For Grant
Balance—December 31, 2001	$22.65	8,683,778	7,219,214
Restricted shares issued	N/A	–	(221,931)
Restricted shares canceled	N/A	–	78,091
Granted	46.80	2,910,560	(2,910,560)
Exercised	19.40	(2,510,678)	–
Canceled	30.96	(267,063)	267,063
Rio plans cancellations	18.88	(2,000)	–

Balance—December 31, 2002	31.30	8,814,597	4,431,877
Restricted shares issued	N/A	–	(60,061)
Restricted shares canceled	N/A	–	101,934
Granted	43.18	2,968,175	(2,968,175)
Exercised	20.65	(1,754,901)	–
Canceled	40.06	(409,309)	409,309
Rio plans cancellations	12.44	(3,400)	–

Balance—December 31, 2003	36.54	9,615,162	1,914,884
Additional shares authorized	N/A	–	5,000,000
Shares transferred from Directors plan	N/A	–	10,065
Restricted shares issued	N/A	–	(22,000)
Restricted shares canceled	N/A	–	17,761
Granted	52.33	3,197,832	(3,197,832)
Exercised	31.44	(2,817,965)	–
Canceled	45.45	(553,464)	553,464

Balance—December 31, 2004	42.89	9,441,565	4,276,342

        200,000 shares were authorized for issuance under the 2001 Plan, which is an equity compensation plan not approved by stockholders. No additional shares will be authorized under the 2001 Plan. A summary of activity of this plan is as follows:

		Number of Common Shares
	Weighted Average Exercise Price (Per Share)
		Options Outstanding	Available For Grant
Balance—December 31, 2002	$47.03	189,675	10,325
Granted	43.50	22,367	(22,367)
Canceled	46.73	(35,814)	35,814

Balance—December 31, 2003	46.64	176,228	23,772
Restricted shares issued	N/A	–	(495)
Granted	58.74	6,000	(6,000)
Exercised	46.87	(57,888)	–
Canceled	46.33	(12,939)	12,939

Balance—December 31, 2004	47.20	111,401	30,216

        STOCK OPTIONS.    Stock options grants typically vest in equal installments over a three-year period and allow the option holder to purchase stock over specified periods of time, generally seven to ten years from the date of grant, at a fixed price equal to the market value at the date of grant.

        The following tables summarize additional information regarding the options, which were granted under the 2004 Plan and Harrah's Entertainment's former plans and were outstanding at December 31:

	2004	2003	2002
Options exercisable at December 31	2,585,747	2,910,617	2,344,106
Weighted average fair value per share of options granted per year	$34.99	$28.63	$17.34
	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contract Life
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$13.84–$32.65	2,350,134	4.6 years	$26.81	1,396,217	$25.85
40.33– 46.14	2,740,991	5.2 years	44.24	451,032	43.56
47.03– 59.16	4,350,440	5.8 years	50.73	738,498	47.03

	9,441,565			2,585,747

        The following tables summarize additional information regarding the options, which were granted under the 2001 Plan and were outstanding at December 31:

	2004	2003	2002
Options exercisable at December 31	50,242	54,918	–
Weighted average fair value per share of options granted per year	$46.77	$47.03	N/A
	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contract Life
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$43.50–$44.89	14,254	5.5 years	$43.50	3,687	$43.50
44.90– 58.74	97,147	4.6 years	47.75	46,555	47.03

	111,401			50,242

        RESTRICTED STOCK.    Employees may also be granted restricted stock under the 2004 Plan. Restricted shares granted have restrictions that may include, but not be limited to, the right to vote, receive dividends on or transfer the restricted stock. Restricted shares may be subject to forfeiture during a specified period or periods prior to vesting. The shares generally vest in equal installments over a period of three years. The compensation arising from a restricted stock grant is based upon the market price at the grant date. Such expense is deferred and amortized to expense over the vesting period.

        Members of the Board of Directors can receive either 50% or 100% of his or her director fees in restricted shares. Shares issued to Board members as director fees cannot be disposed of until the recipient is no longer a member of the Board of Directors.

        The Company has issued Time Accelerated Restricted Stock Award Plan ("TARSAP") awards to certain key executives. The initial TARSAP program was completed in January 2002. During 2002, 2003 and 2004, additional TARSAP awards were issued to certain key executives, which will vest on January 1, 2007, if the executive continues in active employment until that date. These shares are eligible for earlier annual vesting beginning in 2003 over two years (three years for shares awarded in 2002) based on the Company's financial performance in each of the years 2002 through 2005, and the remaining unvested shares will vest on January 1, 2007. The expense arising from TARSAP awards is being amortized to expense over the periods in which the restrictions lapse.

        The number and weighted average grant-date fair value of restricted shares granted, and the amortization expense recognized, during 2004, 2003 and 2002, including the TARSAP awards but excluding issues to our Board of Directors, were as follows:

	2004	2003	2002
Number of shares granted	22,495	60,061	221,931
Weighted average grant price per share	$54.00	$45.29	$43.77
Amortization expense (in millions)	$6.7	$8.0	$7.8
Unvested shares as of December 31	923,389	1,021,720	1,458,617

        SAVINGS AND RETIREMENT PLAN.    We maintain a defined contribution savings and retirement plan, which, among other things, allows pretax and after-tax contributions to be made by employees to the plan. Under the plan, participating employees may elect to contribute up to 20% of their eligible earnings. Through 2003, the Company fully matched the first six percent of employees' contributions; however, effective January 1, 2004, the Company match is 50% for the first six percent of employees' contributions. Amounts contributed to the plan are invested, at the participant's direction, in up to 14 separate funds, including a Harrah's company stock fund. Participants become vested in the matching contribution over five years of credited service. Our contribution expense for this plan was $14.8 million, $30.1 million and $29.2 million in 2004, 2003 and 2002, respectively.

        Employees of Horseshoe Gaming continue to participate in Horseshoe Gaming Holding Corp. 401(k) Plan until January 1, 2006, when they will be eligible to participate in Harrah's Entertainment's plan. Under the Horseshoe Gaming plan, employees may elect to make pretax contributions of up to 50% of their eligible earnings (five percent for certain executives). The Company fully matches the first two percent of employees' contributions and 50% of the next four percent of the employees' contributions. Amounts contributed to the plan are invested, at the participant's direction, in up to 12 separate funds plus, effective January 2005, a Harrah's company stock fund. Participants become vested in the matching contributions over four years of credited service. Harrah's Entertainment's contribution expense for the six months of 2004 that we owned Horseshoe Gaming was $1.8 million.

        DEFERRED COMPENSATION PLANS.    Harrah's maintains deferred compensation plans, (collectively, "DCP") and an Executive Supplemental Savings Plan ("ESSP") under which certain employees may defer a portion of their compensation. Amounts deposited into these plans are unsecured liabilities of the Company. Amounts deposited into DCP earn interest at rates approved by the Human Resources Committee of the Board of Directors. The ESSP is a variable investment plan, which allows employees to direct their investments by choosing from several investment alternatives. The total liability included in Deferred credits and other for these plans at December 31, 2004 and 2003 was $113.0 million and $104.3 million, respectively. In connection with the administration of one of these plans, we have purchased company-owned life insurance policies insuring the lives of certain directors, officers and key employees.

        An additional deferred compensation plan, Executive Supplemental Savings Plan II ("ESSPII") will be available, beginning in 2005, to certain executive officers, directors and other key employees of the Company. Eligible employees may elect to defer a percentage of their salary and/or bonus under ESSPII, and the Company may make matching contributions with respect to deferrals of salary to those participants who are eligible to receive matching contributions under the Company's 40l(k) plan and discretionary contributions. Employees vest in matching and discretionary contributions over five years or, under certain conditions, employees may immediately vest.

        MULTI-EMPLOYER PENSION PLAN.    We have approximately 6,850 employees covered under collective bargaining agreements, and the majority of those employees are covered by union sponsored, collectively bargained multi-employer pension plans. We contributed and charged to expense $8.2 million, $7.2 million and $4.7 million in 2004, 2003 and 2002, respectively, for such plans. The plans' administrators do not provide sufficient information to enable us to determine our share, if any, of unfunded vested benefits.

Note 15—Nonconsolidated Affiliates

        As of December 31, 2004, our investments in nonconsolidated affiliates consisted primarily of interests in a horse-racing facility and in a joint venture that was pursuing development of casinos in the United Kingdom. We also own an interest in a golf course near Harrah's Tunica. Harrah's Tunica, including our investment in the golf course, is currently held for sale (see Note 3).

        Our Investments in and advances to nonconsolidated affiliates are reflected in our accompanying Consolidated Balance Sheets as follows:

	2004	2003
Investments in and advances to nonconsolidated affiliates
Accounted for under the equity method	$5,973	$6,360
Accounted for at historical cost	177	177

	$6,150	$6,537

Note 16—Quarterly Results of Operations (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(In thousands, except per share amounts)
2004(1)
Revenues	$1,012,394	$1,037,210	$1,309,657	$1,189,065	$4,548,326
Income from operations	176,273	192,060	257,816	164,959	791,108
Income from continuing operations	74,838	84,136	110,679	59,872	329,525
Net income	81,731	90,237	118,785	76,956	367,709
Earnings per share—basic(3)
From continuing operations	0.68	0.75	1.00	0.54	2.97
Net income	0.74	0.81	1.07	0.69	3.31
Earnings per share—diluted(3)
From continuing operations	0.67	0.74	0.99	0.53	2.92
Net income	0.73	0.79	1.06	0.68	3.26
2003(2)
Revenues	$964,976	$990,256	$1,043,412	$950,221	$3,948,865
Income from operations	175,134	176,674	203,228	123,739	678,775
Income from continuing operations	70,323	73,619	89,029	28,093	261,064
Net income	81,080	76,684	99,483	35,376	292,623
Earnings per share—basic(3)
From continuing operations	0.65	0.68	0.82	0.25	2.40
Net income	0.75	0.71	0.91	0.32	2.69
Earnings per share—diluted(3)
From continuing operations	0.64	0.66	0.80	0.25	2.36
Net income	0.74	0.69	0.90	0.32	2.65

(1)
2004 First Quarter includes $2.0 million in pretax charges for project opening costs and $3.3 million in pretax charges for write-downs, reserves and recoveries; Second Quarter includes $3.9 million in pretax charges for project opening costs and $5.0 million in pretax credits for write-

  downs, reserves and recoveries, including $16.6 million in credits for an adjustment of prior year's gaming tax accrual and charges of $10.0 million for contribution to The Harrah's Foundation; Third Quarter reflects the acquisition of Horseshoe Gaming and includes $2.0 million in pretax charges for project opening costs and $3.8 million in pretax charges for write-downs, reserves and recoveries; and Fourth Quarter includes $1.7 million in pretax charges for project opening costs and $7.5 million in pre-tax charges for write-downs, reserves and recoveries, including pretax charges of $3.5 million for a litigation settlement accrual; and $2.3 million in pretax charges for expense related to the Caesars acquisition and merger. 2004 results reflect Harrah's Tunica and Harrah's East Chicago as discontinued operations.

(2)
2003 Second Quarter includes $4.1 million in pretax charges for project opening costs and $2.1 million in pretax charges for early retirement of debt; Third Quarter reflects a reclass of a $0.1 million charge for loss on sale of ownership interests in a nonconsolidated affiliate to Income from operations; and Fourth Quarter includes $15.9 million pretax charges for early retirement of a portion of the 7 7/8% Senior Subordinated Notes and a $6.3 million pretax charge for goodwill impairment at our Reno property. 2003 results reflect Harrah's Vicksburg, Harveys Colorado, Harrah's Tunica and Harrah's East Chicago as discontinued operations.

(3)
The sum of the quarterly per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

ITEM 9A. Controls and Procedures.

Disclosure Controls and Procedures

        Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2004. Based on such evaluation, they have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

Internal Control over Financial Reporting

        (a)   Management's Annual Report on Internal Control Over Financial Reporting

        Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management is responsible for establishing and maintaining adequate internal control over our financial reporting.

        We have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2004. This evaluation was performed using the internal control evaluation framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that, as of such date, our internal control over financial reporting was effective.

        Deloitte and Touche LLP has issued an attestation report on management's assessment of our internal control over financial reporting. This report follows this Item 9A.

        (b)   Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Harrah's Entertainment, Inc.
Las Vegas, Nevada

        We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that Harrah's Entertainment, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated February 28, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
February 28, 2005

ITEM 9B. Other Information.

        Not applicable.

PART III

ITEM 10. Directors and Executive Officers.

Executive Officers

Name and Age	Positions and Offices Held and Principal Occupations or Employment During Past 5 Years
Gary W. Loveman (44)	Director since 2000; Chairman of the Board since January 1, 2005; Chief Executive Officer since January 2003; President since April 2001; Chief Operating Officer from May 1998 to January 2003; member of the three-executive Office of the President from May 1999 to April 2001; Executive Vice President from May 1998 to May 1999; Associate Professor of Business Administration, Harvard University Graduate School of Business Administration from 1994 to 1998; Director of Coach, Inc., a designer and marketer of high-quality handbags and women's and men's accessories traded on the New York Stock Exchange.
Charles L. Atwood (56)
Senior Vice President and Chief Financial Officer since April 2001; Treasurer from October 1996 to November 2003; Vice President from October 1996 to April 2001; Director, Equity Residential, an owner and operator of multi-family properties traded on the New York Stock Exchange, since July 2003.
Jerry L. Boone (50)
Senior Vice President, Human Resources since February 2004; Vice President, Human Resources, Harrah's New Orleans from April 2000 to February 2004; Vice President, Gaming Operations, Harrah's New Orleans from September 1998 to April 2000.
John M. Boushy (50)
Senior Vice President and Chief Integration Officer since July 2004; Senior Vice President, Operations Products & Services from February 2001 to July 2004; Senior Vice President, Information Technology from February 2001 to February 2004; Chief Information Officer from February 2001 to January 2003; Senior Vice President Brand Operations and Information Technology from 1999 to 2001; Senior Vice President Information Technology and Marketing Services from 1993 to 1999.
Stephen H. Brammell (47)
Senior Vice President and General Counsel since July 1999; Secretary since June 2004, from November 2002 to July 2003 and from May 2000 to February 2001; Vice President and Associate General Counsel from 1997 to 1999; Associate General Counsel from 1993 to 1997.
Janis L. Jones (55)	Senior Vice President, Communications/Government Relations since November 1999; Mayor of Las Vegas, Nevada, from 1991 to 1999.
Anthony D. McDuffie (44)	Vice President since November 1999; Controller and Chief Accounting Officer since November 2001; Assistant Controller from 1994 to 2001.

Richard E. Mirman (38)
Senior Vice President, Business Development since April 2003; Senior Vice President, New Business Development and Chief Marketing Officer from January 2003 to April 2003; Senior Vice President, Marketing from April 2000 to January 2003; Vice President, Relationship Marketing from 1998 to 2000.
David W. Norton (36)
Senior Vice President, Retention Marketing since November 2003; Senior Vice President, Relationship Marketing from January 2003 to November 2003; Vice President, Loyalty Marketing from October 1998 to January 2003.
Virginia E. Shanks (44)
Senior Vice President, Acquisition Marketing since November 2003; Western Division Senior Vice President—Marketing from January 2003 to November 2003; Western Division Vice President—Marketing from July 1998 to January 2003.
Timothy S. Stanley (39)
Senior Vice President, Information Technology and Chief Information Officer since February 2004; Vice President—Information Technology and Chief Information Officer from January 2003 to February 2004; Vice President—Information Technology from February 2001 to January 2003; Managing Partner, Las Vegas, for USWeb Corporation, an e-Business consulting firm since acquired by marchFIRST, Inc., from December 1999 to February 2001; Vice President—Information Technology, National Airlines, Inc., from August 1998 to January 2000. National Airlines, Inc. filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in December 2000 and ceased operations in November 2002.
Kenneth M. Weil (44)	Senior Vice President, Slots since November 2004; Executive Vice President, Victoria's Secret Direct, from October 1998 to October 2004.
Timothy J. Wilmott (46)	Chief Operating Officer since January 2003; Eastern Division President from 1997 to January 2003.

Code of Ethics

        In February 2003, our Board adopted a Code of Business Conduct and Ethics that applies to our Chairman, Chief Executive Officer and President, Chief Operating Officer, Chief Financial Officer and Chief Accounting Officer and is intended to qualify as a "code of ethics" as defined by rules recently adopted by the Securities and Exchange Commission. This Code, filed as Exhibit 14 to this Report, is designed to deter wrongdoing and to promote:

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

        The remaining information required by this Item is incorporated by reference to our definitive proxy statement for our 2005 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 11. Executive Compensation.

        The information required by this Item is incorporated by reference to our definitive proxy statement for our 2005 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by stockholders(2)	9,441,565	$42.89	4,276,342
Equity compensation plans not approved by stockholders(3)	111,401	47.20	30,216

Total	9,552,966	42.94	4,306,558

(1)
Excluding securities reflected in column (a).

(2)
Includes the Company's 2004 Equity Incentive Award Plan, 2001 Executive Stock Incentive Plan, 1996 Non-Management Directors Stock Incentive Plan, 1990 Restricted Stock Plan, and the 1990 Stock Option Plan.

(3)
Includes the Harrah's Entertainment, Inc. 2001 Broad-Based Stock Incentive Plan, a description of which is set forth in Note 14 to the consolidated financial statements set forth elsewhere in this Annual Report on Form 10-K in Part II, Item 8, Financial Statements and Supplementary Data. The 2001 Broad-Based Stock Incentive Plan is intended to qualify as a "broadly-based" plan under Section 312.03 of the New York Stock Exchange Listed Company Manual.

        The remaining information required by this Item is incorporated by reference to our definitive proxy statement for our 2005 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 13. Certain Relationships and Related Transactions.

        The information required by this Item is incorporated by reference to our definitive proxy statement for our 2005 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 14. Principal Accountant Fees and Services.

        The information required by this Item is incorporated by reference to our definitive proxy statement for our 2005 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

        (a)   1. Financial statements of the Company (including related notes to consolidated financial statements) filed as part of this report are listed below:

          Report of Independent Registered Public Accounting Firm.

          Consolidated Balance Sheets as of December 31, 2004 and 2003.

          Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002.

          Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002.

          Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002.

          2.     Schedules for the years ended December 31, 2004, 2003 and 2002, are as follows:

          Schedule II—Consolidated valuation and qualifying accounts.

          Schedules I, III, IV, and V are not applicable and have therefore been omitted.

          3.     Exhibits

No.
2	(1)	Stock Purchase Agreement, dated as of September 10, 2003, by and among Harrah's Entertainment, Inc., Horseshoe Gaming Holding Corp., and each of the stockholders of Horseshoe Gaming Holding Corp. (Incorporated by reference from the Company's Current Report on Form 8-K, filed September 17, 2003, File No. 1-10410.)
2	(2)
		Amendment No. 1 to Stock Purchase Agreement, dated June 25, 2004, by and between Harrah's Operating Company, Inc., Horseshoe Gaming Holding Corp. and Jack B. Binion (as Sellers' Representative). (Incorporated by reference from Company's Current Report on Form 8-K, filed July 16, 2004, File No. 1-10410.)
2	(3)
		Partnership Interest Purchase Agreement dated as of January 20, 2004 by and among Harrah's Shreveport/Bossier City Investment Company, LLC, Harrah's Bossier City Investment Company, LLC Red River Entertainment of Shreveport Partnership in Commendam, Boyd Shreveport, L.L.C., Boyd Red River, L.L.C., and Boyd Gaming Corporation. (Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K, filed January 23, 2004, File No. 1-10410.)
2	(4)
		Agreement and Plan of Merger, dated July 14, 2004, by and among Harrah's Entertainment, Inc., Harrah's Operating Company, Inc. and Caesars Entertainment, Inc. (Incorporated by reference from the Company's Current Report on Form 8-K filed July 15, 2004, File No. 1-10410.)
2	(5)
		Asset Purchase Agreement, dated September 28, 2004, by and among Showboat Marina Casino Partnership, Tunica Partners II L.P., GNOC Corporation, Bally's Olympia Limited Partnership, Bally's Park Place, Inc., Land Ventures Realty, LLC and Resorts International Holdings, LLC. (Incorporated by reference from the Company's Current Report on Form 8-K filed September 27, 2004, File No. 1-10410.)

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
		Bylaws of Harrah's Entertainment, Inc., as amended November 12, 2002. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 10, 2003, File No. 1-10410.)
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
		Certificate of Designations of Series A Special Stock of Harrah's Entertainment, Inc., dated February 21, 1997. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed March 11, 1997, File No. F1-10410.)
4	(7)
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

4	(8)
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
4	(9)
		Indenture, dated as of January 29, 2001, between Harrah's Operating Company, Inc., as Issuer, Harrah's Entertainment, Inc., as Guarantor, and Bank One Trust Company, N.A., as Trustee, relating to the 8.0% Senior Notes Due 2011. (Incorporated by reference from the Company's Annual Report on Form 10-K filed on March 28, 2001, File No. 1-10410.)
4	(10)
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
4	(11)
		Indenture, dated as of December 11, 2003, between Harrah's Operating Company, Inc., as Issuer, Harrah's Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.375% Senior Notes due 2013. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 4, 2004, File No. 1-10410.)
4	(12)
		Registration Rights Agreement dated December 11, 2003 among Harrah's Operating Company, Inc., Harrah's Entertainment, Inc., as Guarantor, and Citigroup Global Markets Inc., as Initial Purchasers, relating to the 5.375% Senior Notes due 2013. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 4, 2004, File No. 1-10410.)
4	(13)
		Indenture, dated as of June 25, 2004, between Harrah's Operating Company, Inc., as Issuer, Harrah's Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.50% Senior Notes due 2010. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed August 9, 2004, File No. 1-10410.)
4	(14)	Form of Exchange Note (included in Exhibit 4(13)).
4	(15)
		Registration Rights Agreement, dated June 25, 2004, among Harrah's Operating Company, Inc., Harrah's Entertainment, Inc., as Guarantor, and J.P. Morgan Securities, Inc., as Representative of the Initial Purchasers, relating to the 5.50% Senior Notes due 2010. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed August 9, 2004, File No. 1-10410.)
*10	(1)
		Amended and Restated Credit Agreement dated as of June 24, 2004, among Harrah's Entertainment, Inc., as Guarantor, Harrah's Operating Company, Inc., as Borrower, The Lenders, Syndication Agent, Co-Documentation Agents named therein, and Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC and Wells Fargo Bank, N.A., Joint Lead Arrangers and Joint Book Managers.

10	(2)
		Second Amended and Restated Credit Agreement, dated as of January 31, 2005 among Harrah's Entertainment, Inc. as Guarantor, Harrah's Operating Company, Inc. as Borrower, The Lenders, Syndication Agent and Co-Documentation Agents Herein Named and Bank of America, N.A., as Administrative Agent, and Banc of America Securities LLC and Wells Fargo Bank, National Association, as Joint Lead Arrangers and Joint Book Managers. (Incorporated by reference from the Company's Current Report on Form 8-K, filed February 4, 2005, File No. 1-10410.)
10	(3)
		Purchase Agreement, dated June 22, 2004, among Harrah's Operating Company, Inc., Harrah's Entertainment, Inc., as Guarantor, and J. P. Morgan Securities Inc., as representative of the initial purchasers relating to the 5.50% Senior Notes due 2010. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed August 9, 2004, File No. 1-10410.)
10	(4)
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
10	(5)
		Commercial Paper Dealer Agreement, dated as of May 3, 2000, among Harrah's Operating Company, Inc., as Issuer, Harrah's Entertainment, Inc., as Guarantor, and Banc of America Securities LLC, as Dealer. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed August 14, 2000, File No. 1-10410.)
10	(6)
		Commercial Paper Dealer Agreement, dated as of May 3, 2000, among Harrah's Operating Company, Inc., as Issuer, Harrah's Entertainment, Inc., as Guarantor, and Credit Suisse First Boston Corporation, as Dealer. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed August 14, 2000, File No. 1-10410.)
10	(7)
		Form of Interest Rate Swap Agreements with BNP Paribas, JP Morgan Chase Bank, and The Royal Bank of Scotland PLC. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004, File No. 1-10410.)
10	(8)
		Tax Sharing Agreement, dated June 30, 1995, between The Promus Companies Incorporated and Promus Hotel Corporation. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed August 14, 1995, File No. 1-10410.)
†10	(9)
		Form of Indemnification Agreement entered into by The Promus Companies Incorporated and each of its directors and executive officers. (Incorporated by reference from the Company's Registration Statement on Form 10, File No. 1-10410, filed on December 13, 1989.)
†10	(10)
		Financial Counseling Plan of Harrah's Entertainment, Inc. as amended January 1996. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed March 6, 1996, File No. 1-10410.)
†10	(11)
		The Promus Companies Incorporated 1996 Non-Management Director's Stock Incentive Plan dated April 5, 1995. (Incorporated by reference from the Company's Proxy Statement for the May 26, 1995 Annual Meeting of Stockholders, filed April 25, 1995.)

†10	(12)
		Amendment dated February 20, 1997 to 1996 Non-Management Director's Stock Incentive Plan. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, filed May 13, 1997, File No. 1-10410.)
†10	(13)
		Amendment dated as of November 15, 2000 to the 1996 Non-Management Directors Stock Incentive Plan. (Incorporated by reference from the Company's Annual Report on Form 10-K filed on March 28, 2001, File No. 1-10410.)
10	(14)
		Summary Plan Description of Executive Term Life Insurance Plan. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed March 11, 1997, File No. 1-10410.)
†10	(15)	Executive Supplemental Savings Plan dated February 21, 2001. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed May 11, 2001, File No. 1-10410.)
†10	(16)	First Amendment, dated May 2, 2001, to the Executive Supplemental Savings Plan. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed August 13, 2001, File No. 1-10410.)
†10	(17)
		2001 Restatement of the Harrah's Entertainment, Inc. Executive Supplemental Savings Plan, amended and restated effective April 1, 2001. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed November 9, 2001, File No. 1-10410.)
†10	(18)
		Second Amendment to the 2001 Restatement of the Harrah's Entertainment, Inc. Executive Supplemental Savings Plan approved November 13, 2001. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed March 8, 2002, File No. 1-10410.)
†10	(19)
		Third Amendment dated January 1, 2003 to the 2001 Restatement of the Harrah's Entertainment, Inc. Executive Supplemental Savings Plan. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 10, 2003, File No. 1-10410.)
†10	(20)
		Fourth Amendment dated August 19, 2004 to the 2001 Restatement of the Harrah's Entertainment, Inc. Executive Supplemental Savings Plan. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed November 8, 2004, File No. 1-10410.)
†10	(21)
		Fifth Amendment dated December 16, 2004 to the 2001 Restatement of the Harrah's Entertainment, Inc. Executive Supplemental Savings Plan. (Incorporated by reference from the Company's Current Report on Form 8-K, filed December 17, 2004, File No. 1-10410.)
†10	(22)	Executive Supplemental Savings Plan II effective as of January 1, 2005. (Incorporated by reference from the Company's Current Report on Form 8-K, filed December 17, 2004, File No. 1-10410.)
*†10	(23)	First Amendment to the Executive Supplemental Savings Plan II effective as of January 25, 2005
*†10	(24)	Second Amendment to the Executive Supplemental Savings Plan II effective as of February 11, 2005
†10	(25)
		Employment Agreement dated as of September 4, 2002, between Harrah's Entertainment, Inc. and Philip G. Satre. (Incorporated by reference from the Company's Annual Report on Form 10-Q filed November 12, 2002, File No. 1-10410.)

†10	(26)
		Severance Agreement dated January 1, 2003, entered into with Philip G. Satre. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 10, 2003, File No. 1-10410.)
†10	(27)
		Amendment, dated as of May 9, 2001, to Deferred Compensation Agreement dated October 1, 1986, between Philip G. Satre and Harrah's Operating Company, Inc. successor to Harrah's Club, as amended January 1, 1987 and December 13, 1993. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed August 13, 2001, File No. 1-10410.)
†10	(28)
		Employment Agreement dated as of September 4, 2002, between Harrah's Entertainment, Inc. and Gary W. Loveman. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed November 12, 2002, File No. 1-10410.)
†10	(29)
		Severance Agreement dated January 1, 2003 entered into with Gary W. Loveman (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 10, 2003, File No. 1-10410.)
*†10	(30)	Employment Agreement effective as of July 26, 2004, between Harrah's Operating Company, Inc. and John M. Boushy.
†10	(31)
		Form of Employment Agreement between Harrah's Operating Company, Inc. and Charles L. Atwood, Stephen H. Brammell, Jerry Boone, Janis L. Jones, Anthony D. McDuffie, Richard E. Mirman, David W. Norton, Virginia E. Shanks, Timothy S. Stanley, Kenneth M. Weil, and Timothy J. Wilmott. (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 5, 2004, File No. 1-10410.)
†10	(32)
		Form of Severance Agreement entered into with Charles L. Atwood, Jerry Boone, John M. Boushy, Stephen H. Brammell, Janis L. Jones, Anthony D. McDuffie, Richard E. Mirman, David W. Norton, Virginia E. Shanks, Timothy S. Stanley, Kenneth M. Weil, and Timothy J. Wilmott. (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 5, 2004, File No. 1-10410.)
†10	(33)
		The Promus Companies Incorporated 1990 Stock Option Plan, as amended July 29, 1994. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, filed August 11, 1994, File No. 1-10410.)
†10	(34)
		Amendment, dated April 5, 1995, to The Promus Companies Incorporated 1990 Stock Option Plan as adjusted on December 12, 1996. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed March 11, 1997, File No. 1-10410.)
†10	(35)
		Amendment, dated February 26, 1998, to the Harrah's Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 14, 1998, File No. 1-10410.)
†10	(36)
		Amendment, dated April 30, 1998, to the Harrah's Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 7, 1998, File No. 1-10410.)
†10	(37)
		Amendment, dated October 29, 1998, to the Harrah's Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 19, 1999, File No. 1-10410.)

†10	(38)
		The Promus Companies Incorporated 1990 Restricted Stock Plan. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1989, filed March 28, 1990, File No. 1-10410.)
†10	(39)
		Amendment, dated April 5, 1995, to The Promus Companies Incorporated 1990 Restricted Stock Plan. (Incorporated by reference from the Company's Proxy Statement for the May 26, 1995 Annual Meeting of Stockholders, filed April 25, 1995.)
†10	(40)
		Amendment, dated February 26, 1998, to the Harrah's Entertainment, Inc. 1990 Restricted Stock Plan. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 14, 1998, File No. 1-10410.)
†10	(41)
		Amendment, dated April 30, 1998, to the Harrah's Entertainment, Inc. 1990 Restricted Stock Plan. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 7, 1998, File No. 1-10410.)
†10	(42)
		Amendment, dated October 29, 1998, to the Harrah's Entertainment, Inc. 1990 Restricted Stock Plan. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 19, 1999, File No. 1-10410.)
†10	(43)
		Deferred Compensation Plan dated October 16, 1991. (Incorporated by reference from Amendment No. 2 to the Company's and Embassy's Registration Statement on Form S-1, File No. 33-43748, filed March 18, 1992.)
†10	(44)
		Amendment, dated May 26, 1995, to The Promus Companies Incorporated Deferred Compensation Plan. (Incorporated by reference from the Company's Current Report on Form 8-K, filed June 15, 1995, File No. 1-10410.)
†10	(45)
		Amendment dated April 24, 1997, to Harrah's Entertainment, Inc.'s Deferred Compensation Plan. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed August 13, 1997, File No. 1-10410.)
†10	(46)
		Amendment dated as of November 15, 2000 to the Harrah's Entertainment, Inc. Deferred Compensation Plan. (Incorporated by reference from the Company's Annual Report on Form 10-K filed on March 28, 2001, File No. 1-10410.)
†10	(47)
		Amendment dated as of February 26, 2003 to the Harrah's Entertainment, Inc. Deferred Compensation Plan. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 10, 2003, File No. 1-10410.)
†10	(48)
		Amended and Restated Executive Deferred Compensation Plan dated as of October 27, 1995. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed March 6, 1996, File No. 1-10410.)
†10	(49)
		Amendment dated April 24, 1997 to Harrah's Entertainment, Inc.'s Executive Deferred Compensation Plan. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed August 13, 1997, File No. 1-10410.)
†10	(50)
		Amendment dated April 30, 1998 to the Harrah's Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 7, 1998, File No. 1-10410.)
†10	(51)
		Amendment dated October 29, 1998 to the Harrah's Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 19, 1999, File No. 1-10410.)

†10	(52)
		Restated Amendment, dated July 18, 1996, to Harrah's Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed March 11, 1997, File No. 1-10410.)
†10	(53)
		Amendment dated as of November 15, 2000 to the Harrah's Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference from the Company's Annual Report on Form 10-K filed on March 28, 2001, File No. 1-10410.)
†10	(54)
		Amendment dated as of February 21, 2001 to the Harrah's Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed May 11, 2001, File No. 1-10410.)
†10	(55)
		Amendment dated as of January 1, 2003 to the Harrah's Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 10, 2003, File No. 1-10410.)
†10	(56)
		Letter Agreement with Wells Fargo Bank Minnesota, N.A., dated August 31, 2000, concerning appointment as Escrow Agent under Escrow Agreement for deferred compensation plans. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed November 13, 2000, File No. 1-10410.)
†10	(57)
		Amendment to Escrow Agreement, dated April 26, 2000, between Harrah's Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A., Successor to Bank of America, N.A. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed November 13, 2000, File No. 1-10410.)
10	(58)
		Trust Agreement dated June 20, 2001 by and between Harrah's Entertainment, Inc. (the "Company") and Wells Fargo Bank Minnesota, N.A. (the "Trustee"). (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed November 9, 2001, File No. 1-10410.)
†10	(59)
		Time Accelerated Restricted Stock Award Plan ("TARSAP") program dated December 12, 1996. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed March 11, 1997, File No. 1-10410.)
†10	(60)	Amendment to Harrah's Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed August 12, 1999, File No. 1-10410.)
†10	(61)
		Amendment to Harrah's Entertainment, Inc. 1990 Stock Option Plan, dated as of February 23, 2000. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed August 14, 2000, File No. 1-10410.)
†10	(62)	Harrah's Entertainment, Inc. 2000 Senior Executive Incentive Plan (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed August 14, 2000, File No. 1-10410.)
†10	(63)	TARSAP Deferral Plan dated July 28, 1999. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed November 12, 1999, Filed No. 1-10410.)
†10	(64)	Time Accelerated Restricted Stock Award Plan II (TARSAP II) dated April 26, 2000. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed August 14, 2000, File No. 1-10410.)

†10	(65)
		Harrah's Entertainment, Inc. 2001 Executive Stock Incentive Plan. (Incorporated by reference from the Company's Registration Statement on Form S-8 of Harrah's Entertainment, Inc., File No. 333-63856, filed June 26, 2001.)
†10	(66)
		Amendment dated as of January 1, 2003 to the Harrah's Entertainment, Inc. 2001 Executive Stock Incentive Plan. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 10, 2003, File No. 1-10410.)
†10	(67)	Harrah's Entertainment, Inc. 2004 Equity Incentive Award Plan. (Incorporated by reference from Annex B to the Company's Proxy Statement, filed March 4, 2004.)
†10	(68)	Harrah's Entertainment, Inc. 2005 Senior Executive Incentive Plan. (Incorporated by reference from Annex C to the Company's Proxy Statement, filed March 4, 2004.)
*12		Computations of ratios.
14
		Harrah's Entertainment, Inc. Code of Business Conduct and Ethics for Principal Officers, adopted February 26, 2003. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 10, 2003, File No. 1-10410.)
*21		List of subsidiaries of Harrah's Entertainment, Inc.
*23		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
*31	(1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 1, 2005.
*31	(2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 1, 2005.
*32	(1)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 1, 2005.
*32	(2)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 1, 2005
*99		Description of Governmental Regulation.

*
Filed herewith.

†
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form pursuant to Item 15(c) of Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRAH'S ENTERTAINMENT, INC.
March 1, 2005	By:	/s/ GARY W. LOVEMAN Gary W. Loveman Chairman of the Board, Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BARBARA T. ALEXANDER Barbara T. Alexander	Director	March 1, 2005
/s/ FRANK J. BIONDI, JR. Frank J. Biondi, Jr.	Director	March 1, 2005
/s/ JOE M. HENSON Joe M. Henson	Director	March 1, 2005
/s/ RALPH HORN Ralph Horn	Director	March 1, 2005
/s/ GARY W. LOVEMAN Gary W. Loveman	Director, Chairman of the Board, Chief Executive Officer and President	March 1, 2005
/s/ R. BRAD MARTIN R. Brad Martin	Director	March 1, 2005
/s/ GARY G. MICHAEL Gary G. Michael	Director	March 1, 2005

/s/ ROBERT G. MILLER Robert G. Miller	Director	March 1, 2005
/s/ BOAKE A. SELLS Boake A. Sells	Director	March 1, 2005
/s/ CHRISTOPHER J. WILLIAMS Christopher J. Williams	Director	March 1, 2005
/s/ CHARLES L. ATWOOD Charles L. Atwood	Senior Vice President and Chief Financial Officer	March 1, 2005
/s/ ANTHONY D. MCDUFFIE Anthony D. McDuffie	Vice President, Controller and Chief Accounting Officer	March 1, 2005

Schedule II

HARRAH'S ENTERTAINMENT, INC.
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions from Reserves		Balance at End of Period
YEAR ENDED DECEMBER 31, 2004
Allowance for doubtful accounts
Current	$51,466	$13,442	$7,277	(d)	$(23,596	)(a)	$48,589

Long-term	$80	$–	$–		$(80)		$–

Liability to sellers under acquisition agreement(b)	$24,494	$–	$–		$(847)		$23,647

Reserve for structural repairs(c)	$3,083	$–	$–		$(2,413)		$670

YEAR ENDED DECEMBER 31, 2003
Allowance for doubtful accounts
Current	$55,860	$4,950	$81		$(9,425	)(a)	$51,466

Long-term	$155	$–	$–		$(75)		$80

Liability to sellers under acquisition agreement(b)	$25,641	$–	$–		$(1,147)		$24,494

Reserve for structural repairs(c)	$5,000	$–	$147		$(2,064)		$3,083

YEAR ENDED DECEMBER 31, 2002
Allowance for doubtful accounts
Current	$60,149	$(2,521)	$8,225	(d)	$(9,993	)(a)	$55,860

Long-term	$24,989	$–	$–		$(24,834	)(e)	$155

Liability to sellers under acquisition agreement(b)	$26,220	$–	$–		$(579)		$25,641

Reserve for structural repairs(c)	$–	$5,000	$–		$–		$5,000

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

(c)
During 2002, we discovered that water leaks had caused considerable damage to a hotel tower at our property in Reno, Nevada. Following an initial assessment of the extent of the damage, our design and construction department (assisted by third-party experts) estimated that the costs to repair the damage would total approximately $5 million.

(d)
2004 Charged to Other Accounts consists primarily of the balance acquired from our acquisition of Horseshoe Gaming Holding Corp. on July 1, 2004. 2002 Charged to Other Accounts consists primarily of the balance acquired from our acquisition and consolidation of JCC Holding Company in our financial statements and re-established accounts that had been previously deemed uncollectible.

(e)
In 2000, National Airlines, Inc., ("NAI") filed for Chapter 11 Bankruptcy, and we recorded write-offs and reserves for our investment in and loans to NAI and our estimated net exposure under letters of credit issued on behalf of NAI. In June 2001, we abandoned all rights to our equity ownership interest in NAI and removed the investment balance and associated reserves from our balance sheet. Since we no longer held an equity investment in NAI, we transferred our reserve balance related to NAI to a long-term receivable and an associated allowance for doubtful accounts. In 2002, we removed the receivable and associated allowance from our general ledger.

HARRAH'S ENTERTAINMENT, INC.
RECONCILIATION OF NET INCOME/(LOSS) TO TOTAL EBITDA AND PROPERTY EBITDA
(In thousands)

	Year Ended December 31,
	2004	2003	2002	2001	2000
Net income/(loss)	$367,709	$292,623	$235,029	$208,967	$(12,060)
Add/(less):
Cumulative effect of change in accounting principle, net of tax benefits of $2,831	–	–	91,169	–	–
Income from discontinued operations, net of tax provision of $18,460, $16,993, $23,684, $18,977 and $18,505	(38,184)	(31,559)	(43,986)	(35,179)	(34,368)
Provision for income taxes	190,641	155,568	174,445	107,747	(3,478)
Interest expense	271,802	234,419	240,220	255,801	227,130
Depreciation and amortization (property)	327,188	294,336	278,935	260,616	211,659
Corporate depreciation and amortization (included in Corporate expense)	15,869	13,234	14,023	15,930	21,110
Amortization of intangible assets	9,439	4,798	4,493	23,333	20,112

Total EBITDA	1,144,464	963,419	994,328	837,215	430,105
Add/(less):
Minority interests	8,623	11,563	13,965	12,616	13,768
Other income, including interest income	(9,483)	(2,913)	(2,137)	(28,219)	(3,866)
Losses on early extinguishments of debt	–	19,074	–	36	1,104
Corporate expense	66,818	52,602	56,626	52,746	50,472
Less: Corporate depreciation and amortization (included in Corporate expense)	(15,869)	(13,234)	(14,023)	(15,929)	(21,110)
Project opening costs	9,526	7,352	1,703	12,421	8,190
Write-downs, reserves and recoveries	9,567	10,476	4,537	17,225	226,094
Losses on interests in nonconsolidated affiliates	879	999	1,670	4,614	99,329
Merger and integration costs for Caesars acquisition	2,331	–	–	–	–
Headquarters relocation costs	–	–	–	–	2,983
Venture restructuring costs	–	–	–	2,524	400

Property EBITDA	$1,216,856	$1,049,338	$1,056,669	$895,249	$807,469

This Reconciliation should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in our 2004 Form 10-K.

QuickLinks

PART I
PART II
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
HARRAH'S ENTERTAINMENT, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)
HARRAH'S ENTERTAINMENT, INC. CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share amounts)
HARRAH'S ENTERTAINMENT, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (In thousands) (Notes 5, 7, 14 and 15)
HARRAH'S ENTERTAINMENT, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, unless otherwise stated)
PART III
PART IV
HARRAH'S ENTERTAINMENT, INC. RECONCILIATION OF NET INCOME/(LOSS) TO TOTAL EBITDA AND PROPERTY EBITDA (In thousands)