Form 10-Q
period 2005-03-31
HARRAHS ENTERTAINMENT INC
filed 2005-05-06
CIK 858339

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 1-10410

HARRAH’S ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	I.R.S. No. 62-1411755
(State of Incorporation)	(I.R.S. Employer Identification No.)

One Harrah’s Court

Las Vegas, Nevada 89119

(Current address of principal executive offices)

(702) 407-6000

(Registrant’s telephone number, including area code)

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

As of April 29, 2005, there were 113,928,203 shares of the Company’s Common Stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited Consolidated Condensed Financial Statements of Harrah’s Entertainment, Inc., a Delaware corporation, have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles in the United States. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our 2004 Annual Report to Stockholders.

HARRAH’S ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	Mar. 31, 2005	Dec. 31, 2004
(In millions, except share amounts)
ASSETS
Current assets
Cash and cash equivalents	$436.3	$489.0
Receivables, less allowance for doubtful accounts of $49.7 and $48.6	127.6	130.5
Deferred income taxes	30.1	30.1
Income tax receivable	22.0	46.0
Prepayments and other	71.1	66.0
Inventories	23.3	25.6
Total current assets	710.4	787.2
Land, buildings, riverboats and equipment	6,714.0	6,520.7
Less: accumulated depreciation	(1,838.2)	(1,775.7)
	4,875.8	4,745.0
Assets held for sale (Notes 1 and 10)	503.3	502.6
Goodwill (Notes 3 and 4)	1,354.3	1,354.7
Intangible assets (Notes 3 and 4)	857.9	861.4
Deferred costs and other	328.5	334.7
	$8,630.2	$8,585.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$149.2	$174.5
Accrued expenses	635.7	577.7
Current portion of long-term debt (Note 6)	1.8	1.8
Total current liabilities	786.7	754.0
Liabilities held for sale (Notes 1 and 10)	0.6	0.8
Long-term debt (Note 6)	5,025.2	5,151.1
Deferred credits and other	199.8	198.5
Deferred income taxes	416.3	413.5
	6,428.6	6,517.9
Minority interests (Note 4)	33.4	32.5
Commitments and contingencies (Notes 4, 6, 8 and 9)
Stockholders’ equity (Notes 2, 4 and 5)
Common stock, $0.10 par value, authorized—720,000,000 shares, outstanding—113,880,165 and 112,732,285 shares (net of 36,137,415 and 36,130,542 shares held in treasury)	11.4	11.3
Capital surplus	1,455.2	1,394.5
Retained earnings	704.7	638.4
Accumulated other comprehensive income	5.3	1.0
Deferred compensation related to restricted stock	(8.4)	(10.0)
	2,168.2	2,035.2
	$8,630.2	$8,585.6

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	First Quarter Ended March 31,
	2005	2004
(In millions, except per share amounts)
Revenues
Casino	$1,136.0	$897.8
Food and beverage	174.5	154.6
Rooms	102.0	92.1
Management fees	15.4	14.5
Other	58.0	47.7
Less: casino promotional allowances	(228.7)	(194.3)
Total revenues	1,257.2	1,012.4
Operating expenses
Direct
Casino	566.8	454.7
Food and beverage	68.2	62.4
Rooms	16.0	16.5
Property general, administrative and other	254.2	209.3
Depreciation and amortization	90.5	72.5
Write-downs, reserves and recoveries	2.7	3.3
Project opening costs	1.9	2.0
Corporate expense	16.4	14.7
Merger and integration costs for Caesars acquisition	4.0	–
Losses/(income) on interests in nonconsolidated affiliates	0.2	(0.5)
Amortization of intangible assets	3.5	1.2
Total operating expenses	1,024.4	836.1
Income from operations	232.8	176.3
Interest expense, net of interest capitalized	(79.1)	(58.2)
Loss on early extinguishment of debt	(2.2)	–
Other (expenses)/income, including interest income	(0.1)	2.2
Income from continuing operations before income taxes and minority interests	151.4	120.3
Provision for income taxes	(55.5)	(43.4)
Minority interests	(2.5)	(2.1)
Income from continuing operations	93.4	74.8
Discontinued operations
Income from discontinued operations	18.7	11.8
Provision for income taxes	(8.3)	(4.9)
Income from discontinued operations, net	10.4	6.9
Net income	$103.8	$81.7
Earnings per share—basic
Income from continuing operations	$0.83	$0.68
Discontinued operations, net	0.09	0.06
Net income	$0.92	$0.74
Earnings per share—diluted
Income from continuing operations	$0.81	$0.67
Discontinued operations, net	0.09	0.06
Net income	$0.90	$0.73
Dividends declared per share	$0.33	$0.30
Weighted average common shares outstanding	112.5	110.7
Additional shares based on average market price for period applicable to:
Restricted stock	0.5	0.5
Stock options	1.8	1.4
Weighted average common and common equivalent shares outstanding	114.8	112.6

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Quarter Ended March 31,
	2005	2004
(In millions)
Cash flows from operating activities
Net income	$103.8	$81.7
Adjustments to reconcile net income to cash flows from operating activities:
Income from discontinued operations, before income taxes	(18.7)	(11.8)
Loss on early extinguishment of debt	2.2	–
Depreciation and amortization	99.8	78.8
Write-downs, reserves and recoveries	–	0.7
Other noncash items	5.5	6.5
Deferred income taxes	3.0	(2.9)
Tax benefit from stock equity plans	11.3	11.2
Minority interests’ share of income	2.5	2.1
Losses/(income) on interest in nonconsolidated affiliate	0.2	(0.5)
Net (gains)/losses from asset sales	(0.1)	0.7
Net change in long-term accounts	(2.9)	66.8
Net change in working capital accounts	48.3	20.0
Cash flows provided by operating activities	254.9	253.3
Cash flows from investing activities
Land, buildings, riverboats and equipment additions	(221.3)	(153.6)
Payment for businesses acquired, net of cash acquired	–	(39.7)
Minority interest buyout	–	(37.5)
Proceeds from other asset sales	11.9	0.9
Increase/(decrease) in construction payables	2.2	(0.1)
Other	(2.2)	(2.4)
Cash flows used in investing activities	(209.4)	(232.4)
Cash flows from financing activities
Proceeds from issuance of senior notes, net of issue costs	249.1	–
Borrowings under lending agreements, net of deferred financing costs	1,147.6	354.2
Repayments under lending agreements	(1,461.5)	(452.0)
Scheduled debt retirements	(0.5)	(0.3)
Early extinguishments of debt	(58.3)	–
Premiums paid on early extinguishments of debt	(2.1)	–
Dividends paid	(37.3)	(33.5)
Minority interests’ distributions, net of contributions	(1.6)	(3.1)
Proceeds from exercises of stock options	49.2	51.9
Other	(1.0)	0.2
Cash flows used in financing activities	(116.4)	(82.6)
Cash flows from assets held for sale
Net transfers from assets held for sale	18.2	8.9
Net decrease in cash and cash equivalents	(52.7)	(52.8)
Cash and cash equivalents, beginning of period	489.0	397.9
Cash and cash equivalents, end of period	$436.3	$345.1

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	First Quarter Ended March 31,
	2005	2004
(In millions)
Net income	$103.8	$81.7
Other comprehensive income:
Foreign currency translation adjustments, net of tax (benefit)/provision of $(0.2) and $0.0	(0.4)	0.1
Net gain on derivatives qualifying as cash flow hedges, net of tax provision of $2.6	4.7	–
	4.3	0.1
Comprehensive income	$108.1	$81.8

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

Note 1—Basis of Presentation and Organization

Harrah’s Entertainment, Inc. (“Harrah’s Entertainment,” the “Company,” “we,” “our” or “us,” and including our subsidiaries where the context requires) is a Delaware corporation. As of March 31, 2005, we operated 27 casinos in 12 states under the Harrah’s, Horseshoe, Rio, Showboat, and Harveys brand names, including 10 land-based casinos, 11 riverboat or dockside casinos, one combination thoroughbred racetrack and casino, one combination greyhound racetrack and casino and four managed casinos on Indian lands. We view each property as an operating segment and aggregate all operating segments into one reporting segment.

On April 26, 2005, we completed the sale of the assets and certain related liabilities of Harrah’s East Chicago and Harrah’s Tunica to another gaming company. At March 31, 2005, these properties were classified in Assets/Liabilities held for sale on our Consolidated Condensed Balance Sheets, and we ceased depreciating their assets in September 2004. 2005 and 2004 results for Harrah’s East Chicago and Harrah’s Tunica are presented as part of our discontinued operations. See Note 10 for further information regarding discontinued operations.

In conjunction with our plans to acquire Horseshoe Gaming Holding Corp. (“Horseshoe Gaming”) (see Note 4), in May 2004, we sold Harrah’s Shreveport to avoid overexposure in that market. Prior to the sale, we classified this property in Assets/Liabilities held for sale on our Consolidated Condensed Balance Sheets and we ceased depreciating its assets in September 2003. Since we had a continued presence in the Shreveport-Bossier City market, Harrah’s Shreveport’s operating results were not classified as discontinued operations. No material gain or loss was recognized on the sale of Harrah’s Shreveport.

Note 2—Stock-Based Employee Compensation

As allowed under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” we apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for our employee stock option-based compensation plans and, accordingly, do not recognize compensation expense. Furthermore, no stock option-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) requires that we recognize an expense for our equity-based compensation programs, including stock options. In second quarter 2005, the application of SFAS No. 123(R) was changed from the first interim or annual reporting period that begins after June 15, 2005, to the first annual reporting period that begins after June 15, 2005. Based on the new guidance, we will apply SFAS No. 123(R) in our first quarter 2006 reporting period. We are currently evaluating the provisions of SFAS No. 123(R) to determine its impact on our future financial statements.

SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123,” requires that companies provide disclosure regarding the pro forma impact of the provisions of SFAS No. 123 in interim financial statements. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	First Quarter Ended March 31,
	2005	2004
(In millions, except per share amounts)
Net income, as reported	$103.8	$81.7
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(5.6)	(5.6)
Pro forma net income	$98.2	$76.1
Earnings per share:
Basic—as reported	$0.92	$0.74
Basic—pro forma	0.87	0.69
Diluted—as reported	0.90	0.73
Diluted—pro forma	0.86	0.68

Note 3—Goodwill and Other Intangible Assets

The following table sets forth changes in our goodwill for the quarter ended March 31, 2005.

(In millions)
Balance at December 31, 2004	$1,354.7
Additions or adjustments	(0.4)
Impairment losses	–
Balance at March 31, 2005	$1,354.3

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets.

	March 31, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Amortizing intangible assets:
Contract rights	$73.6	$11.9	$61.7	$73.6	$10.6	$63.0
Customer relationships	113.1	12.6	100.5	113.1	10.4	102.7
	$186.7	$24.5	162.2	$186.7	$21.0	165.7
Nonamortizing intangible assets:
Trademarks			273.1			273.1
Gaming rights			422.6			422.6
			695.7			695.7
Total			$857.9			$861.4

The aggregate amortization expense for the quarter ended March 31, 2005, for those assets that are amortized under the provisions of SFAS No. 142 was $3.5 million. Estimated annual amortization expense for those assets for the years ending December 31, 2005, 2006, 2007, 2008 and 2009 is $14.0 million, $13.7 million, $13.0 million, $11.4 million and $9.8 million, respectively.

Note 4—Acquisitions

Las Vegas Horseshoe Hotel and Casino

In March 2004, we acquired certain intellectual property assets, including the rights to the Horseshoe brand in Nevada and to the World Series of Poker brand and tournament, from Horseshoe Club Operating Company (“Horseshoe Club”). MTR Gaming Group, Inc. (“MTR Gaming”) acquired from Horseshoe Club the assets of the Binion’s Horseshoe Hotel and Casino (“Las Vegas Horseshoe”) in Las Vegas, Nevada, including the right to use the name “Binion’s” at the property. We operated the Las Vegas Horseshoe jointly with a subsidiary of MTR Gaming from April 1, 2004, until the operating agreement was terminated on March 10, 2005, and the operating results for Las Vegas Horseshoe were consolidated with our results. Las Vegas Horseshoe’s results were not material to our operating results.

We paid approximately $37.5 million for the intellectual property assets, including assumption and subsequent payment of certain liabilities of Las Vegas Horseshoe (which included certain amounts payable to a principal of Horseshoe Gaming) and approximately $5.2 million of acquisition costs. The intangible assets acquired in this transaction have been deemed to have indefinite lives and, therefore, are not being amortized. We financed the acquisition with funds from various sources, including cash flows from operations and borrowings from established debt programs.

Harrah’s Shreveport and Louisiana Downs—Buyout of Minority Partners

In first quarter 2004, we paid approximately $37.5 million to the minority owners of the company that owned Louisiana Downs and Harrah’s Shreveport to purchase their ownership interest in that company. The excess of the cost to purchase the minority ownership above the capital balances was assigned to goodwill. As a result of this transaction, Harrah’s Shreveport and Louisiana Downs became wholly-owned by the Company. Harrah’s Shreveport was subsequently sold to another gaming company (see Note 1).

Horseshoe Gaming

On July 1, 2004, we acquired 100 percent of the equity interests of Horseshoe Gaming for approximately $1.62 billion, including assumption of debt valued at approximately $558 million and acquisition costs. A $75 million escrow payment that was made in 2003 was applied to the purchase price. We issued a redemption notice on July 1, 2004, for all $558 million of Horseshoe’s outstanding 8 5/8% Senior Subordinated Notes due July 2009 and retired that debt on August 2, 2004. We financed the acquisition and the debt retirement through working capital and established debt programs. We purchased Horseshoe Gaming to acquire three properties and with the intention of growing and developing the Horseshoe brand. The purchase included casinos in Hammond, Indiana; Tunica, Mississippi; and Bossier City, Louisiana.

In anticipation of our acquisition of Horseshoe Gaming, we sold our Harrah’s brand casino in Shreveport, Louisiana. After consideration of the sale of Harrah’s Shreveport, the Horseshoe Gaming acquisition added a net 113,300 square feet of casino space and approximately 4,580 slot machines and 150 table games to our existing portfolio. Taken together with our acquisition of intellectual property rights from Horseshoe Club, this acquisition gave us rights to the Horseshoe brand in all of the United States.

The results of operations of the properties acquired in the Horseshoe acquisition have been included in our consolidated financial statements since the July 1, 2004, date of acquisition. The following unaudited pro forma consolidated financial information has been prepared assuming that the acquisition of Horseshoe Gaming, the extinguishment of Horseshoe Gaming’s debt and the sale of Harrah’s Shreveport had occurred on January 1, 2004.

First Quarter Ended March 31, 2004
(In millions, except per share amounts)
Net revenues	$1,187.3
Income from operations	$210.0
Income from continuing operations	$84.9
Net income	$91.8
Earnings per share—diluted
From continuing operations	$0.75
Net income	$0.82

These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had the acquisition and sale been completed as of the beginning of this period, or of future results.

Chester Downs & Marina

In July 2004, after receiving Pennsylvania regulatory and certain local approvals, we acquired a 50% interest in Chester Downs & Marina, LLC (“CD&M”), an entity licensed to develop a harness-racing facility in southeastern Pennsylvania. Harrah’s Entertainment and CD&M have agreed to develop Harrah’s Chester Downs Casino and Racetrack (“Harrah’s Chester”), a 5/8-mile harness racetrack facility, approximately six miles south of Philadelphia International Airport. Plans for the facility include a 1,500-seat grandstand and simulcast facility, a slot casino with approximately 2,000 games and a variety of food and beverage offerings. We have commenced site work and demolition at the property and expect racing and simulcasting to begin in the second quarter of 2006 and the casino to open in the third quarter of 2006, pending receipt of a gaming license and other regulatory approvals. This project is expected to cost $392 million, $6.5 million of which had been spent at March 31, 2005. We will guarantee or provide financing for the project, and we are consolidating CD&M in our financial statements.

Caesars Entertainment

On July 14, 2004, we signed a definitive agreement to acquire Caesars Entertainment, Inc. (“Caesars”) in a cash and stock transaction. Under the terms of the agreement, Caesars shareholders will receive either $17.75 in cash or 0.3247 shares of Harrah’s Entertainment’s common stock for each outstanding share of Caesars’ common stock, subject to limitations on the aggregate amount of cash to be paid and shares of stock to be issued. Caesars shareholders will be able to elect to receive solely shares of Harrah’s Entertainment’s common stock or cash, to the extent available pursuant to the terms of the agreement. The aggregate estimated purchase price, calculated as of July 14, 2004, was approximately $9.4 billion. The purchase price will fluctuate until closing due to changes in the number of outstanding shares of Caesars’ stock and the balance of Caesars’ outstanding debt. Caesars operates 24 casinos with about 1.8 million square feet of gaming space and approximately 24,650 hotel rooms and has significant presence in Las Vegas, Atlantic City and Mississippi. At separate meetings held on March 11, 2005, stockholders of Harrah’s Entertainment and Caesars approved the agreement. The transaction is subject to regulatory approvals and is expected to close in the second quarter of 2005.

In anticipation of the Caesars merger, we have engaged consultants and dedicated internal resources to plan for the merger and integration of Caesars into Harrah’s Entertainment. These costs are reflected in Merger and integration costs for Caesars acquisition in our Consolidated Condensed Statements of Income.

Note 5—Stockholders’ Equity

In addition to its common stock, Harrah’s Entertainment has the following classes of stock authorized but unissued:

Preferred stock, $100 par value, 150,000 shares authorized
Special stock, $1.125 par value, 5,000,000 shares authorized–

Series A Special Stock, 2,000,000 shares designated

In November 2004, our Board of Directors authorized the purchase of 3.5 million shares of common stock in the open market and negotiated purchases through the end of 2005. As of March 31, 2005, no shares have been repurchased under this authorization.

In January 2005, the Company declared a cash dividend of 33 cents per share, which was paid on February 23, 2005, to shareholders of record as of the close of business on February 9, 2005. The Company has paid quarterly cash dividends since third quarter 2003. Subsequent to the end of first quarter 2005, we declared a regular quarterly cash dividend of 33 cents per share, payable on May 25, 2005, to shareholders of record as of the close of business on May 11, 2005.

In connection with the Caesars acquisition, at a special meeting held in March 2005, our stockholders voted to approve an amendment to Harrah’s Entertainment’s certificate of incorporation to increase the number of authorized shares of Harrah’s Entertainment common stock from 360 million to 720 million.

Note 6—Debt

Credit Agreement

Our current credit facilities (the “Credit Agreement”) provide for up to $2.5 billion in borrowings, maturing on April 23, 2009. The Credit Agreement contains a provision that would allow an increase in the borrowing capacity to $3.0 billion, if mutually acceptable to the Company and the lenders. Interest on the Credit Agreement is based on our debt ratings and leverage ratio and is subject to change. As of March 31, 2005, the Credit Agreement bore interest based upon 90 basis points over LIBOR and bore a facility fee for borrowed and unborrowed amounts of 20 basis points, a combined 110 basis points. At our option, we may borrow at the prime rate under the Credit Agreement. As of March 31, 2005, $1.36 billion in borrowings was outstanding under the Credit Agreement with an additional $58.7 million committed to back letters of credit. After consideration of these borrowings, but before consideration of amounts borrowed under the commercial paper program, $1.08 billion of additional borrowing capacity was available to the Company as of March 31, 2005.

In January 2005, an agreement was reached to amend the Credit Agreement, which will increase our borrowing capacity from $2.5 billion to $4.0 billion. The amendment also contains a provision that will allow a further increase in the borrowing capacity to $5.0 billion, if mutually acceptable to the Company and the lenders, and lowers the combined interest spread from LIBOR plus 110 basis points to LIBOR plus 87.5 basis points. The amended agreement becomes effective upon the satisfaction of various closing conditions, including the closing of our acquisition of Caesars. Other significant terms and conditions of the Credit Agreement, including the maturity date of April 2009, did not change.

Derivative Instruments

We account for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and all amendments thereto. SFAS No. 133 requires that all derivative instruments be recognized in the financial statements at fair value. Any changes in fair value are recorded in the income statement or in other comprehensive income, depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction and the effectiveness of the hedge. The estimated fair values of our derivative instruments are based on market prices obtained from dealer quotes. Such quotes represent the estimated amounts we would receive or pay to terminate the contracts.

Our derivative instruments contain a credit risk that the counterparties may be unable to meet the terms of the agreements. We minimize that risk by evaluating the creditworthiness of our counterparties, which are limited to major banks and financial institutions, and we do not anticipate nonperformance by the counterparties.

Interest Rate Swap Agreements—We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of March 31, 2005, we were a party to four interest rate swaps for a total notional amount of $500 million. These interest rate swaps serve to manage the mix of our debt between fixed and variable rate instruments by effectively converting fixed rates associated with long-term debt obligations to floating rates. The differences to be paid or received under the terms of interest rate swap agreements are accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of interest rate swap agreements will have a corresponding effect on future cash flows. The major terms of the interest rate swaps are as follows.

Effective Date	Type of Hedge	Fixed Rate Received	Variable Rate Paid as of Mar. 31, 2005	Notional Amount (In millions)	Maturity Date
Dec. 29, 2003	Fair Value	7.875%	8.433%	$50	Dec. 15, 2005
Dec. 29, 2003	Fair Value	7.875%	8.437%	150	Dec. 15, 2005
Jan. 30, 2004	Fair Value	7.125%	6.853%	200	June 1, 2007
Feb. 2, 2004	Fair Value	7.875%	8.455%	100	Dec. 15, 2005

The Company’s interest rate swaps qualify for the “shortcut” method allowed under SFAS No. 133, which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments. The net effect of the above swaps increased our first quarter 2005 interest expense by $0.3 million and reduced first quarter 2004 interest expense by $1.2 million.

Treasury Rate Lock Agreements—In anticipation of issuing new debt in the first half of 2005 and to partially hedge the risk of future increases to the treasury rate, we entered into agreements in the fourth quarter of 2004 and the first quarter of 2005 to lock in existing ten-year rates to hedge against such increases. The major terms of the treasury rate lock agreements are as follows.

Effective Date	Type of Hedge	Treasury Lock Rate	Notional Amount (In millions)	Termination Date
Nov. 22, 2004	Cash flow	4.373%	$200	May 20, 2005
Dec. 16, 2004	Cash flow	4.239%	50	May 20, 2005
Dec. 16, 2004	Cash flow	4.239%	50	May 20, 2005
Dec. 16, 2004	Cash flow	4.239%	100	May 23, 2005
Jan. 24, 2005	Cash flow	4.242%	100	May 20, 2005

The Company has determined that the treasury rate lock agreements qualify for hedge accounting and are perfectly effective. As such, there is no income statement impact from changes in the fair value of the hedging instruments. The fair values of our treasury rate lock agreements are carried as assets or liabilities in our Consolidated Condensed Balance Sheets, and changes in the fair values are recorded as a component of other comprehensive income and will be reclassified to earnings over the life of the debt after issuance.

Commercial Paper

To provide the Company with cost-effective borrowing flexibility, we have a $200 million commercial paper program that is used to borrow funds for general corporate purposes. At March 31, 2005, $65.0 million was outstanding under this program.

Senior Floating Rate Notes

In February 2005, we issued $250 million of Senior Floating Rate Notes due in 2008 in a Rule 144A private placement. We agreed to, upon the request by holders of a majority in aggregate principal amount of the Senior Floating Rate Notes then outstanding, exchange the private placement offering with fully registered Senior Floating Rate Notes. If the exchange offer does not provide the holders of the Senior Floating Rate Notes freely transferable securities, we may be required to file a shelf registration statement that would allow them to resell the Senior Floating Rate Notes in the open market, subject to certain restrictions. At March 31, 2005, the interest rate on these notes was 3.37%.

Debt Repurchase Program

In July 2003, our Board of Directors authorized the Company to retire, from time to time through cash purchases, portions of our outstanding debt in open market purchases, privately negotiated transactions or otherwise. These repurchases will be funded through available cash from operations and borrowings from our established debt programs. Such repurchases will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. In first quarter 2005, we retired $58.3 million of our 7.875% Senior Subordinated Notes due in December 2005, bringing the total retired under this authorization to $217.8 million of our 7.875% Senior Subordinated Notes. A loss of $2.2 million, representing premiums paid and write-offs of unamortized deferred financing costs, is included in Income from continuing operations in our Consolidated Condensed Statements of Income.

At March 31, 2005, $532.2 million, face amount, of our 7.875% Senior Subordinated Notes due December 2005, are classified as long-term in our Consolidated Condensed Balance Sheet because the Company has both the intent and the ability to refinance these notes.

Note 7—Supplemental Cash Flow Disclosures

Cash Paid for Interest and Taxes

The following table reconciles our Interest expense, net of interest capitalized, per the Consolidated Condensed Statements of Income, to cash paid for interest:

	First Quarter Ended March 31,
	2005	2004
(In millions)
Interest expense, net of interest capitalized	$79.1	$58.2
Adjustments to reconcile to cash paid for interest:
Net change in accruals	1.6	(9.8)
Amortization of deferred finance charges	(2.0)	(1.6)
Net amortization of discounts and premiums	(0.5)	(0.3)
Cash paid for interest, net of amount capitalized	$78.2	$46.5
Cash refunds of income taxes, net of payments	$(23.0)	$(16.2)

Note 8—Commitments and Contingent Liabilities

Contractual Commitments

We continue to pursue additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties, guarantees by the Company of third-party debt and development completion guarantees.

The agreements under which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled payments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations of the Indian-owned properties to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. As of March 31, 2005, our aggregate monthly commitment for the minimum guaranteed payment pursuant to these contracts for the four managed Indian-owned facilities now open, which extend for periods of up to 80 months from March 31, 2005, is $1.2 million. The maximum exposure for the minimum guaranteed payments to the tribes is unlikely to exceed $92.5 million.

We may guarantee all or part of the debt incurred by Indian tribes, with which we have entered into management contracts, to fund development of casinos on the Indian lands. For all existing guarantees of Indian debt, we have obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, that the value of such property would satisfy our obligations in the event these guarantees were enforced. Additionally, we have received limited waivers from the Indian tribes of their sovereign immunity to allow us to pursue our rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken. The aggregate outstanding balance as of March 31, 2005, of Indian debt that we have guaranteed was $257.7 million. The outstanding balance of all of our debt guarantees, including Indian debt guarantees, at March 31, 2005, was $261.3 million. Our maximum obligation under all of our debt guarantees is $289.7 million. Our obligations under these debt guarantees extend through April 2009.

Some of our guarantees of the debt for casinos on Indian lands were modified during 2003, resulting in the requirement under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to recognize a liability for the estimated fair value of those guarantees. Liabilities, representing the fair value of our guarantees, and corresponding assets, representing the portion of our management fee receivable attributable to our agreements to provide the related guarantees, were recorded and are being amortized over the lives of the related agreements. We estimate the fair value of the obligations by considering what premium would have been required by us or by an unrelated party. The amounts recognized represent the present value of the premium in interest rates and fees that would have been charged to the tribes if we had not provided the guarantees. The unamortized balance of the liability for the guarantees and of the related assets at March 31, 2005, was $5.2 million.

In February 2005, we entered into an agreement with the State of Louisiana whereby we extended our guarantee of an annual payment obligation of JCC, our wholly-owned subsidiary, of $60 million owed to the State of Louisiana. The guarantee was extended for one year to end March 31, 2008.

Excluding the guarantees discussed above, as of March 31, 2005, we had commitments and contingencies of $576.0 million, including construction-related commitments.

In accordance with previous agreements and as additional purchase price consideration, a payment of approximately $73 million, based on a multiple of the calculated annual savings, was made to Iowa West Racing Association (“Iowa West”), the entity holding the pari-mutuel and gaming license for the Bluffs Run Casino in Council Bluffs, Iowa, and with whom we have a management agreement to operate that property. The additional payment to Iowa West increased goodwill attributed to the Bluffs Run property. The payment to Iowa West assumed we will operate table games at Bluffs Run and pay a 24 percent tax rate; however, Iowa West has taken the position that the purchase price adjustment should be based on a tax rate of 22 percent, which would result in an additional $12 million payment to Iowa West. If an additional payment is required, it will increase goodwill attributed to this property. We anticipate that the issue will be resolved by arbitration.

Severance Agreements

As of March 31, 2005, we have severance agreements with 28 of our senior executives, which provide for payments to the executives in the event of their termination after a change in control, as defined. These agreements provide, among other things, for a compensation payment of 1.5 to 3.0 times the executive’s average annual compensation, as defined, as well as for accelerated payment or accelerated vesting of any compensation or awards payable to the executive under any of our incentive plans. The estimated amount, computed as of March 31, 2005, that would be payable under the agreements to these executives based on the compensation payments and stock awards aggregated approximately $142.7 million. The estimated amount that would be payable to these executives does not include an estimate for the tax gross-up payment, provided for in the agreements, that would be payable to the executive if the executive becomes entitled to severance payments which are subject to federal excise tax imposed on the executive.

Self-Insurance

We are self-insured for various levels of general liability, workers’ compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims.

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

Note 10—Discontinued Operations

In September 2004, we entered into an agreement to sell the assets and certain related liabilities of Harrah’s East Chicago and Harrah’s Tunica to an unrelated third party. The sale was completed April 26, 2005. We believe that the sale of these two properties may help facilitate the closing of the Caesars transaction.

Harrah’s East Chicago and Harrah’s Tunica are classified in Assets/Liabilities held for sale in our Consolidated Condensed Balance Sheets, and we ceased depreciating their assets in September 2004. 2005 results for Harrah’s East Chicago and Harrah’s Tunica are presented as discontinued operations and 2004 results have been reclassified to conform to the 2005 presentation. We expect to report a gain on the sale of these two properties in the second quarter of 2005.

Summary operating results for the discontinued operations are as follows:

	First Quarter Ended March 31,
	2005	2004
(In millions)
Net revenues	$95.9	$96.8
Pretax income from discontinued operations	$18.7	$11.8
Income from discontinued operations, net of tax	$10.4	$6.9

Assets held for sale and liabilities related to assets held for sale for Harrah’s East Chicago and Harrah’s Tunica are as follows:

	March 31, 2005	December 31, 2004
(In millions)
Cash and cash equivalents	$12.0	$12.0
Receivables	1.1	–
Inventories	0.7	0.9
Property and equipment, net	271.2	271.4
Goodwill	206.5	206.5
Investments in and advances to nonconsolidated affiliates	1.2	1.2
Deferred costs and other	0.2	0.2
Total assets held for sale	$492.9	$492.2
Accrued expenses	$0.1	$0.3
Total liabilities related to assets held for sale	$0.1	$0.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial position and operating results of Harrah’s Entertainment, Inc. (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as “Harrah’s Entertainment,” the “Company,” “we,” “our” and “us”) for first quarter 2005 and 2004, updates, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our 2004 Annual Report.

ACQUISITIONS AND DISPOSITIONS

Caesars Entertainment

On July 14, 2004, we signed a definitive agreement to acquire Caesars Entertainment, Inc. (“Caesars”). Under the terms of the agreement, Caesars shareholders will receive either $17.75 in cash or 0.3247 shares of Harrah’s Entertainment’s common stock for each outstanding share of Caesars’ common stock, subject to limitations on the aggregate amount of cash to be paid and shares of stock to be issued. Caesars shareholders will be able to elect to receive solely shares of Harrah’s Entertainment’s common stock or cash, to the extent available pursuant to the terms of the agreement. The aggregate estimated purchase price, calculated as of July 14, 2004, was approximately $9.4 billion. The purchase price will fluctuate until closing due to changes in the number of outstanding shares of Caesars’ stock and the balance of Caesars’ outstanding debt. Caesars operates 24 casinos with about 1.8 million square feet of gaming space and approximately 24,650 hotel rooms and has significant presence in Las Vegas, Atlantic City and Mississippi. At separate meetings held on March 11, 2005, stockholders of Harrah’s Entertainment and Caesars approved the agreement. The transaction is subject to regulatory approvals and is expected to close during the second quarter of 2005.

In anticipation of the Caesars acquisition, we have engaged consultants and dedicated internal resources to plan for the merger and integration of Caesars into Harrah’s Entertainment. These costs are reflected in Merger and integration costs for Caesars acquisition in our Consolidated Condensed Statements of Income.

Harrah’s East Chicago and Harrah’s Tunica

On April 26, 2005, we completed the sale of the assets and certain related liabilities of Harrah’s East Chicago and Harrah’s Tunica to another gaming company. At March 31, 2005, these properties were presented as Assets/Liabilities held for sale and as part of our discontinued operations in our Consolidated Condensed Financial Statements. The carrying value of the net assets of these properties at March 31, 2005, is $492.8 million, and they contributed $10.4 million, net of taxes of $8.3 million, to our first quarter 2005 net income. We ceased depreciation of their assets in September 2004. We expect to report a gain on the sale of these two properties in second quarter 2005.

OPERATING RESULTS AND DEVELOPMENT PLANS

Overall

	First Quarter		Percentage Increase/
	2005	2004	(Decrease)
(In millions, except earnings per share)
Casino revenues	$1,136.0	$897.8	26.5%
Total revenues	1,257.2	1,012.4	24.2%
Income from operations	232.8	176.3	32.0%
Income from continuing operations	93.4	74.8	24.9%
Net income	103.8	81.7	27.1%
Earnings per share—diluted
From continuing operations	0.81	0.67	20.9%
Net income	0.90	0.73	23.3%
Operating margin	18.5%	17.4%	1.1	pts

First quarter 2005 revenues and income from continuing operations increased over first quarter 2004, driven by our acquisition of Horseshoe Gaming Holding Corp. (“Horseshoe Gaming”) on July 1, 2004, and higher results at most of our properties, particularly in Southern Nevada and New Orleans.

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

West	East	North Central	South Central	Managed/Other
Harrah’s Reno	Harrah’s Atlantic	Harrah’s Joliet	Harrah’s Lake	Harrah’s Ak-Chin
Harrah’s/Harveys	City	Harrah’s North Kansas	Charles	Harrah’s Cherokee
Lake Tahoe	Showboat Atlantic	City	Harrah’s New	Harrah’s Prairie
Bill’s	City	Harrah’s Council Bluffs	Orleans	Band
Harrah’s Las Vegas		Bluffs Run	Harrah’s Louisiana	Harrah’s Rincon
Rio		Harrah’s St. Louis	Downs
Harrah’s Laughlin		Harrah’s Metropolis	Horseshoe Bossier
		Horseshoe Hammond	City
Horseshoe Tunica

West Results

	First Quarter		Percentage Increase/
	2005	2004	(Decrease)
(In millions)
Casino revenues	$266.3	$247.4	7.6%
Total revenues	387.5	364.1	6.4%
Income from operations	85.3	74.1	15.1%
Operating margin	22.0%	20.4%	1.6	pts

Record first quarter revenues and income from operations in 2005 were driven by results from our Southern Nevada properties where strong cross-market play at our two Las Vegas properties and room pricing trends in Las Vegas helped Southern Nevada revenues increase by 11.6% over 2004 levels. Income from operations for our Southern Nevada properties was 22.8% higher than in first quarter 2004 as a result of the higher revenues and effective cost management. First quarter 2005 revenues and income from operations from our Northern Nevada properties were down 6.2% and 42.5%, respectively, from first quarter 2004. This was due to weather conditions in January 2005 that disrupted visitation and increased marketing expenses to stimulate demand in response to competition from Native American gaming facilities in Northern California.

East Results

	First Quarter		Percentage Increase/
	2005	2004	(Decrease)
(In millions)
Casino revenues	$192.0	$197.4	(2.7)%
Total revenues	183.2	181.8	0.8%
Income from operations	42.9	44.6	(3.8)%
Operating margin	23.4%	24.5%	(1.1	)pts

Although first quarter 2005 gaming revenues for our Atlantic City properties were below first quarter 2004 levels, savings in promotional allowances caused total revenues to increase 0.8% over first quarter last year. Income from operations was 3.8% lower than in first quarter 2004. Aggressive competition and poor weather early in the quarter impacted 2005 results.

Construction began in fourth quarter 2004 on a House of Blues Club at our Showboat property in Atlantic City. This approximate $61 million project will add a range of amenities to the property, including a concert hall, nightclub and restaurant, and a private member “Foundation Room.” The project is scheduled for completion in late June 2005. As of March 31, 2005, $16.1 million had been spent on this project.

North Central Results

	First Quarter		Percentage Increase/
	2005	2004	(Decrease)
(In millions)
Casino revenues	$396.3	$272.7	45.3%
Total revenues	388.7	268.0	45.0%
Income from operations	74.9	42.3	77.1%
Operating margin	19.3%	15.8%	3.5	pts

Harrah’s East Chicago was sold in April 2005. Due to our decision to sell this property, results of Harrah’s East Chicago are classified as discontinued operations; therefore this property is not included in our North Central grouping.

Chicagoland/Illinois—Combined first quarter 2005 revenues and income from operations at Harrah’s Joliet, Harrah’s Metropolis and Horseshoe Hammond more than doubled last year’s first quarter revenues and income from operations due primarily to results from Horseshoe Hammond, which was acquired on July 1, 2004. Horseshoe Hammond contributed $102.0 million in revenues and $21.8 million in income from operations in first quarter 2005.

Construction is underway on a 258-room hotel and event center at Harrah’s Metropolis. This project is expected to cost approximately $70 million and completion is targeted for second quarter 2006. As of March 31, 2005, $7.1 million had been spent on this project.

Missouri—Combined first quarter 2005 revenues and income from operations at our Missouri properties increased 10.5% and 13.4%, respectively, over last year’s first quarter, driven by gains at our St. Louis property due to recent capital investments, including a 210-room hotel tower that opened in third quarter 2004.

A $126 million expansion and property enhancement project at Harrah’s North Kansas City broke ground in second quarter 2004. This project, which will add a 206-room hotel addition, new restaurants and other amenities, is scheduled for completion in the third quarter of 2005. As of March 31, 2005, $54.0 million had been spent on this project.

Iowa—Revenues for first quarter 2005 from our Iowa properties were 4.6% higher than first quarter 2004 revenues, and income from operations was 57.5% above first quarter 2004 due to lower gaming taxes in 2005 following the resolution of the gaming tax rate issues discussed below.

Casinos at racetracks in Iowa historically had been taxed at a higher rate (36% in 2004) than the casinos on riverboats operating in Iowa (20%). The Iowa Supreme Court issued an opinion in June 2002 that this disparity was unconstitutional. The State appealed the Iowa Supreme Court’s decision to the United States Supreme Court and in June 2003, the United States Supreme Court overturned the ruling and remanded the case back to the Iowa Supreme Court for further consideration. In February 2004, the Iowa Supreme Court ruled that the disparity violates the Iowa Constitution, a ruling the State appealed to the United States Supreme Court in April 2004. The United States Supreme Court declined to hear this case.

In April 2004, the Iowa legislature passed legislation to effectively settle the issues regarding the gaming tax rates. The new legislation provides for a tax rate of 22% for both riverboats and racetracks effective July 1, 2004. However, racetracks have the option to conduct table games and video games that simulate table games by paying a $10 million fee to the State and a gaming tax rate of 24%. Twenty percent of the $10 million fee could be used to offset wagering taxes for each of the five fiscal years beginning July 1, 2008. We plan to add table games to the Bluffs Run facility in conjunction with the rebranding, renovation and expansion of that facility (see discussion below).

In accordance with previous agreements and as additional purchase price consideration, a payment of approximately $73 million was made to Iowa West Racing Association (“Iowa West”), the entity holding the pari-mutuel and gaming license for the Bluffs Run Casino and with whom we have a management agreement to operate that property. The additional payment to Iowa West increased goodwill attributed to the Bluffs Run property. The payment to Iowa West assumed we will operate table games at Bluffs Run and pay a 24% tax rate; however, Iowa West has taken the position that the purchase price adjustment should be based on a tax rate of 22%, which would result in an additional $12 million payment to Iowa West. If an additional payment is required, it will increase goodwill attributed to this property. We anticipate that the issue will be resolved by arbitration during 2005.

In fourth quarter 2004, we announced plans to rebrand the Bluffs Run Casino under the Horseshoe brand as part of an $85 million renovation and expansion of that property. The property’s greyhound racetrack will remain in operation and retain the Bluffs Run brand. Construction began in February 2005 with completion scheduled for the first quarter of 2006. As of March 31, 2005, $7.6 million had been spent on this project.

South Central Results

	First Quarter		Percentage Increase/
	2005	2004	(Decrease)
(In millions)
Casino revenues	$281.2	$180.2	56.0%
Total revenues	275.8	180.8	52.5%
Income from operations	47.0	27.2	72.8%
Operating margin	17.0%	15.0%	2.0	pts

Harrah’s Tunica was sold in April 2005. Due to our decision to sell this property, results of Harrah’s Tunica are classified as discontinued operations; therefore this property is not included in our South Central grouping.

Combined first quarter 2005 revenues from our South Central properties were 52.5% higher than in first quarter 2004, and income from operations was 72.8% higher than last year’s first quarter. The increases are due to results from Horseshoe Bossier City and Horseshoe Tunica, which were acquired on July 1, 2004, and higher results from Harrah’s New Orleans and Harrah’s Louisiana Downs, where the permanent facility opened in second quarter 2004 with 1,400 slot machines compared to the 900 that were in service in first quarter 2004. Increases were partially offset by the loss of revenues and income from operations from Harrah’s Shreveport, which was sold in second quarter 2004.

Horseshoe Bossier City and Horseshoe Tunica contributed $120.6 million in revenues and $21.7 million in income from operations in first quarter 2005.

Construction began in second quarter 2004 on a 26-story, 450-room, $150 million hotel tower at Harrah’s New Orleans. The property does not currently operate a hotel, although it does utilize rooms at third-party hotels. The hotel is expected to open in the first quarter of 2006. $35.4 million had been spent on this project as of March 31, 2005.

Managed Casinos and Other

Our managed and other results were higher than in first quarter 2004 primarily due to increased business volumes at managed properties following the completion of expansion projects.

Construction began in January 2004 on a $60 million expansion of Harrah’s Cherokee Smoky Mountains Casino in Cherokee, North Carolina, that will add a 15-story, hotel tower with approximately 320 rooms, which is scheduled for completion in second quarter 2005.

Construction costs of Indian casinos and hotels have been funded by the tribes or by the tribes’ debt, some of which we guarantee. See DEBT AND LIQUIDITY for further discussion of our guarantees of debt related to Indian projects.

Other Factors Affecting Net Income

	First Quarter		Percentage Increase/
	2005	2004	(Decrease)
(In millions)
(Income)/expense
Development costs	$5.8	$3.3	75.8%
Write-downs, reserves and recoveries	2.7	3.3	(18.2)%
Project opening costs	1.9	2.0	(5.0)%
Corporate expense	16.4	14.7	11.6%
Merger and integration costs for Caesars acquisition	4.0	—	N/M
Amortization of intangible assets	3.5	1.2	N/M
Interest expense, net	79.1	58.2	35.9%
Loss on early extinguishment of debt	2.2	—	N/M
Other expense/(income)	0.1	(2.2)	N/M
Effective tax rate	36.7%	36.0%	0.7	pt
Minority interests	$2.5	$2.1	19.0%
Discontinued operations, net of income taxes	10.4	6.9	50.7%
N/M = Not Meaningful

Development costs for first quarter 2005 were higher than in first quarter last year due to increased development activities in many jurisdictions, including international jurisdictions, considering allowing development and operation of casinos or casino-like operations.

Write-downs, reserves and recoveries include various pretax charges to record asset impairments, project write-offs, demolition costs, and other nonroutine transactions.

Project opening costs include costs incurred in connection with the integration of acquired properties into Harrah’s Entertainment’s systems and technology and costs incurred in connection with expansion and renovation projects at various properties.

Corporate expense increased 11.6% in first quarter 2005 from the prior year due primarily to higher executive compensation costs.

Merger and integration costs for the Caesars acquisition include costs for consultants and dedicated internal resources to plan for the merger and integration of Caesars into Harrah’s Entertainment.

Amortization of intangible assets was higher in first quarter 2005 than in the first quarter last year due to amortization of intangible assets acquired from Horseshoe Gaming on July 1, 2004, based on the preliminary purchase price allocation.

Interest expense increased in first quarter 2005 from 2004 due to increased borrowings related to our acquisition of Horseshoe Gaming and to higher interest rates on our variable rate debt. For our fixed-rate debt subject to interest rate swap agreements, the average interest rate received was 7.6% at March 31, 2005, compared to 7.8% average interest rate paid on the swaps. At March 31, 2004, the average interest rate received was 7.6% compared to 6.3% average interest rate paid on the swaps. The average interest rate on our variable-rate debt, excluding the impact of our swap agreements, was 3.7% and 2.2% at March 31, 2005 and 2004, respectively. A change in interest rates will impact our financial results. For example, assuming a constant outstanding balance for our variable-rate debt for the next twelve months, a hypothetical 1% change in corresponding interest rates would change interest expense for the next twelve months by approximately $21.7 million, or $5.4 million per quarter. Our variable-rate debt, including $500 million of fixed-rate debt for which we have entered into interest rate swap agreements, represents approximately 43% of our total debt, while our fixed-rate debt is approximately 57% of our total debt. (For discussion of our interest rate swap agreements, see DEBT AND LIQUIDITY, Derivative Instruments, Interest Rate Swap Agreements.)

The 2005 Loss on early extinguishment of debt represents premiums paid and the write-off of unamortized deferred financing costs associated with the portion of our 7.875% Senior Subordinated Notes due in December 2005 that were retired in February 2005.

Other expense/(income) was lower in first quarter 2005 than in first quarter last year due primarily to lower interest income on the cash surrender value of life insurance policies.

The effective tax rates for both periods are higher than the federal statutory rate due primarily to state income taxes. Our effective tax rate was higher in first quarter 2005 than in first quarter last year due to changes in the expected permanent differences arising from company-owned life insurance policies.

Minority interests reflect minority owners’ shares of income from our majority owned subsidiaries.

Discontinued operations reflect the results of Harrah’s East Chicago and Harrah’s Tunica, which were sold in April 2005.

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

Our planned development projects, if they go forward, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. Cash needed to finance projects currently under development as well as additional projects pursued is expected to be made available from operating cash flows, bank borrowings (see DEBT AND LIQUIDITY), joint venture partners, specific project financing, guarantees of third-party debt and, if necessary, additional debt and/or equity offerings. Our capital spending for the first three months of 2005 totaled approximately $223.7 million. Estimated total capital expenditures for 2005 are expected to be between $800 million and $900 million, excluding estimated expenditures for our announced acquisition of Caesars or for development opportunities that we have not yet identified.

DEBT AND LIQUIDITY

We generate substantial cash flows from operating activities, as reflected on the Consolidated Condensed Statements of Cash Flows. These cash flows reflect the impact on our consolidated operations of the success of our marketing programs, our strategic acquisitions and on-going cost containment focus. For the first three months of 2005 and 2004, we reported cash flows from operating activities of $254.9 million and $253.3 million, respectively.

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

Our cash and cash equivalents totaled approximately $436.3 million at March 31, 2005, compared to $345.1 million at March 31, 2004.

At March 31, 2005, $532.2 million, face amount, of our 7.875% Senior Subordinated Notes due December 2005, are classified as long-term in our Consolidated Condensed Balance Sheet because the Company has both the intent and the ability to refinance these notes. The majority of the remaining balance of our debt is due in the year 2007 and beyond. Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows. Long-term obligations are expected to be paid through operating cash flows, refinancing of debt, joint venture partners or, if necessary, additional debt and/or equity offerings.

With the planned acquisition of Caesars, we anticipate that we will assume approximately $4.1 billion of Caesars’ outstanding debt and incur approximately $1.9 billion in additional debt to fund the acquisition. We plan to secure the funds for the acquisition by borrowing under our amended credit facilities.

Credit Agreement

Our current credit facilities (the “Credit Agreement”) provide for up to $2.5 billion in borrowings, maturing on April 23, 2009. The Credit Agreement contains a provision that would allow an increase in the borrowing capacity to $3.0 billion, if mutually acceptable to the Company and the lenders. Interest on the Credit Agreement is based on our debt ratings and leverage ratio and is subject to change. As of March 31, 2005, the Credit Agreement bore interest based upon 90 basis points over LIBOR and bore a facility fee for borrowed and unborrowed amounts of 20 basis points, a combined 110 basis points. At our option, we may borrow at the prime rate under the Credit Agreement. As of March 31, 2005, $1.36 billion in borrowings was outstanding under the Credit Agreement with an additional $58.7 million committed to back letters of credit. After consideration of these borrowings, but before consideration of amounts borrowed under the commercial paper program, $1.08 billion of additional borrowing capacity was available to the Company as of March 31, 2005.

In January 2005, an agreement was reached to amend the Credit Agreement, which will increase our borrowing capacity from $2.5 billion to $4.0 billion. The amendment also contains a provision that will allow a further increase in the borrowing capacity to $5.0 billion, if mutually acceptable to the Company and the lenders, and lowers the combined interest spread from LIBOR plus 110 basis points to LIBOR plus 87.5 basis points. The amended agreement becomes effective upon the satisfaction of various closing conditions, including the closing of our acquisition of Caesars. Other significant terms and conditions of the Credit Agreement, including the maturity date of April 2009, did not change.

Derivative Instruments

We account for derivative instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and all amendments thereto. SFAS No. 133 requires that all derivative instruments be recognized in the financial statements at fair value. Any changes in fair value are recorded in the income statement or in other comprehensive income, depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction and the effectiveness of the hedge. The estimated fair values of our derivative instruments are based on market prices obtained from dealer quotes. Such quotes represent the estimated amounts we would receive or pay to terminate the contracts.

Our derivative instruments contain a credit risk that the counterparties may be unable to meet the terms of the agreements. We minimize that risk by evaluating the creditworthiness of our counterparties, which are limited to major banks and financial institutions, and we do not anticipate nonperformance by the counterparties.

Interest Rate Swap Agreements—We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of March 31, 2005, we were a party to four interest rate swaps for a total notional amount of $500 million. These interest rate swaps serve to manage the mix of our debt between fixed and variable rate instruments by effectively converting fixed rates associated with long-term debt obligations to floating rates. The differences to be paid or received under the terms of interest rate swap agreements are accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of interest rate swap agreements will have a corresponding effect on future cash flows. The major terms of the interest rate swaps are as follows.

Effective Date	Notional Amount (In millions)	Fixed Rate Received	Variable Rate Paid as of Mar. 31, 2005	Next Reset Date	Maturity Date
Dec. 29, 2003	$50	7.875%	8.433%	June 15, 2005	Dec. 15, 2005
Dec. 29, 2003	150	7.875%	8.437%	June 15, 2005	Dec. 15, 2005
Jan. 30, 2004	200	7.125%	6.853%	June 1, 2005	June 1, 2007
Feb. 2, 2004	100	7.875%	8.455%	June 15, 2005	Dec. 15, 2005

The Company’s interest rate swaps qualify for the “shortcut” method allowed under SFAS No. 133, which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments. The net effect of the above swaps increased our first quarter 2005 interest expense by $0.3 million and reduced first quarter 2004 interest expense by $1.2 million.

Treasury Rate Lock Agreements—In anticipation of issuing new debt in the first half of 2005 and to partially hedge the risk of future increases to the treasury rate, we entered into agreements in the fourth quarter of 2004 and the first quarter of 2005 to lock in existing ten-year rates to hedge against such increases. The major terms of the treasury rate lock agreements are as follows.

Effective Date	Type of Hedge	Treasury Lock Rate	Notional Amount (In millions)	Termination Date
Nov. 22, 2004	Cash flow	4.373%	$200	May 20, 2005
Dec. 16, 2004	Cash flow	4.239%	50	May 20, 2005
Dec. 16, 2004	Cash flow	4.239%	50	May 20, 2005
Dec. 16, 2004	Cash flow	4.239%	100	May 23, 2005
Jan. 24, 2005	Cash flow	4.242%	100	May 20, 2005

The Company has determined that the treasury rate lock agreements qualify for hedge accounting and are perfectly effective. As such, there is no income statement impact from changes in the fair value of the hedging instruments. The fair values of our treasury rate lock agreements are carried as assets or liabilities in our Consolidated Condensed Balance Sheets, and changes in the fair values are recorded as a component of other comprehensive income and will be reclassified to earnings over the life of the debt after issuance.

Commercial Paper

To provide the Company with cost-effective borrowing flexibility, we have a $200 million commercial paper program that is used to borrow funds for general corporate purposes. At March 31, 2005, $65.0 million was outstanding under this program.

Senior Floating Rate Notes

In February 2005, we issued $250 million of Senior Floating Rate Notes due in 2008 in a Rule 144A private placement. We agreed to, upon the request by holders of a majority in aggregate principal amount of the Senior Floating Rate Notes then outstanding, exchange the private placement offering with fully registered Senior Floating Rate Notes. If the exchange offer does not provide the holders of the Senior Floating Rate Notes freely transferable securities, we may be required to file a shelf registration statement that would allow them to resell the Senior Floating Rate Notes in the open market, subject to certain restrictions. At March 31, 2005, the interest rate on these notes was 3.37%.

Debt Repurchase Program

In July 2003, our Board of Directors authorized the Company to retire, from time to time through cash purchases, portions of our outstanding debt in open market purchases, privately negotiated transactions or otherwise. These repurchases will be funded through available cash from operations and borrowings from our established debt programs. Such repurchases will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. In first quarter 2005, we retired $58.3 million of our 7.875% Senior Subordinated Notes due in December 2005, bringing the total retired under this authorization to $217.8 million of our 7.875% Senior Subordinated Notes.

Equity Repurchase Program

In November 2004, our Board of Directors authorized the purchase of 3.5 million shares of common stock in the open market and negotiated purchases through the end of 2005. As of March 31, 2005, no shares have been repurchased under this authorization.

Cash Dividends

In January 2005, the Company declared a cash dividend of 33 cents per share, which was paid on February 23, 2005, to shareholders of record as of the close of business on February 9, 2005. The Company has paid quarterly cash dividends since third quarter 2003. Subsequent to the end of first quarter 2005, we declared a regular quarterly cash dividend of 33 cents per share, payable on May 25, 2005, to shareholders of record as of the close of business on May 11, 2005.

Guarantees of Third-Party Debt and Other Obligations and Commitments

The table below summarizes total material additions to or changes in our contractual obligations and other commitments, which were disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our 2004 Annual Report on Form 10-K.

	Increase/(Decrease)	Total
(In millions)
Contractual Obligations
Debt	$(125.9)	$5,027.0
Operating lease obligations	385.1	952.7
Purchase order obligations	(15.3)	2.9
Guaranteed payments to State of Louisiana	45.2	180.0
Construction commitments	25.4	349.0
Other contractual obligations	13.7	63.5

The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments, pursuant to these contracts for the four managed Indian-owned facilities now open, which extend for periods of up to 80 months from March 31, 2005, is $1.2 million. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.

We may guarantee all or part of the debt incurred by Indian tribes, with which we have entered management contracts, to fund development of casinos on the Indian lands. For all existing guarantees of Indian debt, we have obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, that the value of such property would satisfy our obligations in the event these guarantees were enforced. Additionally, we have received limited waivers from the Indian tribes of their sovereign immunity to allow us to pursue our rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken. The aggregate outstanding balance of such debt as of March 31, 2005, was $257.7 million.

EFFECTS OF CURRENT ECONOMIC AND POLITICAL CONDITIONS

Competitive Pressures

Many casino operators are reinvesting in existing markets in an effort to attract new customers, thereby increasing competition in those markets. As companies have completed expansion projects, supply has sometimes grown at a faster pace than demand in certain markets and competition has increased significantly. Furthermore, several operators, including Harrah’s Entertainment, have announced plans for additional developments or expansions in some markets.

Some states are considering legislation enabling the development and operation of casinos or casino-like businesses.

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

In addition, Caesars has announced plans to develop and operate a casino in the United Kingdom, partnering with Quintain Estates and Development Group, at the Wembley National Soccer Stadium. The statutory gaming laws of the United Kingdom were reformed in April 2005. The legislation authorized one “regional” casino, which is anticipated to have approximately 1,250 U.S. style slot machines. The location of the regional casino has not been determined. Published reports have indicated that the location will be determined based on regeneration benefits, principally in towns such as Blackpool.

Harrah’s Entertainment and Keppel Land Ltd., a Singapore property developer, plan to submit joint proposals to the Singapore Tourism Board for the development of two integrated resorts in the Republic of Singapore.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

We prepare our Consolidated Condensed Financial Statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated lives assigned to our assets, the determination of bad debt, asset impairment, fair value of guarantees and self-insurance reserves, the purchase price allocations made in connection with our acquisitions and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our significant accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial

Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2004 Annual Report on Form 10-K. There were no newly identified significant accounting estimates in first quarter 2005, nor were there any material changes to the critical accounting policies and estimates discussed in our 2004 Annual Report.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) requires that we recognize an expense for our equity-based compensation programs, including stock options. In second quarter 2005, the application of SFAS No. 123(R) was changed from the first interim or annual reporting period that begins after June 15, 2005, to the first annual reporting period that begins after June 15, 2005. Based on the new guidance, we will apply SFAS No. 123(R) in our first quarter 2006 reporting period. We are currently evaluating the provisions of SFAS No. 123(R) to determine its impact on our future financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143” (“FIN 47”), to address diverse accounting practices with respect to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing or method of settlement of the obligation are conditional on a future event. FIN 47 is effective no later than December 31, 2005, for calendar-year companies. We are currently evaluating the provisions of FIN 47 to determine the impact, if any, to our Company.

PRIVATE SECURITIES LITIGATION REFORM ACT

This quarterly report on Form 10-Q contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements contain words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative or other variations thereof or comparable terminology. In particular, they include statements relating to, among other things, future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. We have based these forward-looking statements on our current expectations and projections about future events.

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

•       the effects of environmental and structural building conditions relating to the Company’s properties;

•       our ability to complete acquisitions and to timely and cost-effectively integrate into our operations the companies that we acquire, including with respect to our previously announced acquisition of Caesars;

•       access to available and feasible financing, including financing for our acquisition of Caesars;

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed-rate and variable-rate obligations. Of our approximate $5.0 billion total debt at March 31, 2005, $2.2 billion, including $500 million of fixed-rate debt for which we have entered into interest rate swap agreements, is subject to variable interest rates. For our fixed-rate debt subject to interest rate swap agreements, the average interest rate received was 7.6% at March 31, 2005, compared to 7.8% average interest rate paid on the swaps. The average interest rate on our variable-rate debt, excluding the impact of our swap agreements, was 3.7% at March 31, 2005. Assuming a constant outstanding balance for our variable rate debt for the next twelve months, a hypothetical 1% change in interest rates would change interest expense for the next twelve months by approximately $21.7 million.

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. We also utilize treasury rate locks to hedge the risk of future treasury rate increases for certain forecasted debt issuances. We do not purchase or hold any derivative financial instruments for trading purposes.

Foreign currency translation gains and losses were not material to our results of operations for first quarter 2005. Although we are pursuing development opportunities in foreign countries, we currently have no material ownership interests in businesses in foreign countries. Accordingly, we are not currently subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future operating results or cash flows.

From time to time, we hold investments in various available-for-sale equity securities; however, our exposure to price risk arising from the ownership of these investments is not material to our consolidated financial position, results of operations or cash flows.

Item 4. Controls and Procedures

(a)          Evaluation of disclosure controls and procedures.

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities

Exchange Act of 1934, as amended (the “Exchange Act”)), as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

(b)         Changes in internal controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation by our principal executive officer and principal financial officer.

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At a Special Meeting of Stockholders of Harrah’s Entertainment, Inc. held on March 11, 2005, the following matters set forth in a Joint Proxy/Prospectus dated January 24, 2005, were voted upon with the results indicated below.

(1)         A proposal to approve the issuance of shares of the Company’s common stock, pursuant to an Agreement and Plan of Merger, dated as of July 14, 2004, by and among Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., and Caesars Entertainment, Inc. was approved, with 85,913,398 votes cast FOR, 185,154 votes cast AGAINST, and 639,279 abstentions.

(2)         A proposal to approve an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of Harrah’s common stock from 360,000,000 to 720,000,000 was approved, with 94,375,663 votes cast FOR, 7,605,463 votes cast AGAINST, and 652,623 abstentions.

Item 6. Exhibits and Reports on Form 8-K

(a)          Exhibits

*EX—4.1	Indenture, dated as of February 9, 2005 between Harrah’s Operating Company, Inc. as Issuer, Harrah’s Entertainment, Inc. as Guarantor and U.S. Bank National Association as Trustee.
*EX—4.2

Registration Rights Agreement dated February 9, 2005 among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., as Guarantor, and Goldman Sachs & Co., as Initial Purchaser relating to the $250,000,000 principal amount Senior Floating Rate Notes due 2008.

*EX—10.1

Purchase Agreement, dated February 4, 2005, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., as Guarantor, and Goldman Sachs & Co., as Initial Purchaser relating to the $250,000,000 principal amount Senior Floating Rate Notes due 2008.

*EX—31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2005.
*EX—31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2005.
*EX—32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2005.
*EX—32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2005.

*                    Filed herewith.

(b)         The following reports on Form 8-K were filed by the Company during first quarter 2005 and thereafter through May 3, 2005.

(i)

Form 8-K filed January 19, 2005 reporting that the Company and Caesars Entertainment, Inc. have certified that they have provided substantially all the information requested by the Federal Trade Commission in connection with the Company’s acquisition of Caesars.

(ii)	Form 8-K filed January 20, 2005 reporting the declaration of a cash dividend.

(iii)	Form 8-K filed February 2, 2005 furnishing the press release reporting fourth quarter and full-year results for 2004.
(iv)

Form 8-K filed February 4, 2005 reporting the entering of a Second Amended and Restated Credit Agreement, dated January 31, 2005 that increases the Registrant’s borrowing capacity of its bank credit facilities.

(v)	Form 8-K filed February 7, 2005 reporting the pricing of a private placement of Senior Floating Rate Notes by Harrah’s Operating Company, Inc.
(vi)

Form 8-K filed February 18, 2005 reporting the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in connection with the acquisition of Caesars Entertainment, Inc.

(vii)

Form 8-K filed March 3, 2005 furnishing selected unaudited historical financial information for Harrah’s East Chicago and Harrah’s Tunica in connection with the sale of each property to an affiliate of Colony Capital, LLC.

(viii)

Form 8-K filed March 7, 2005 disclosing the unaudited proforma condensed combined financial statements of the Company for the year ended December 31, 2004 giving effect to the Registrant’s acquisition of Caesars Entertainment, Inc.

(ix)

Form 8-K filed March 11, 2005 announcing that the Registrant plans to appoint Stephen F. Bollenbach and William Barron Hilton to its Board of Directors upon the completion of the Registrant’s acquisition of Caesars Entertainment, Inc. and that the stockholders of both the Registrant and Caesars Entertainment, Inc. separately approved the merger of Caesars into Harrah’s Operating Company, Inc.

(x)	Form 8-K filed April 7, 2005 furnishing the press release reporting the Registrant’s anticipated financial results for the first quarter 2005.
(xi)	Form 8-K filed April 20, 2005 furnishing the press release reporting first quarter 2005 results.
(xii)

Form 8-K filed April 27, 2005 reporting the completion of the Company’s disposition of its Harrah’s Tunica and Harrah’s East Chicago properties to an affiliate of Colony Capital, LLC and the disposition by Caesars Entertainment, Inc. of its Atlantic City Hilton and Bally’s Tunica properties.

(xiii)	Form 8-K filed May 2, 2005 reporting the declaration of a cash dividend.
(xiv)

Form 8-K filed May 3, 2005 reporting approval by the Company’s Human Resources Committee of the Board of Directors of an increase in the bonus target range for executive officers under the Annual Management Bonus Plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRAH’S ENTERTAINMENT, INC.
May 6, 2005	By:	/s/ ANTHONY D. MCDUFFIE
Anthony D. McDuffie
Vice President, Controller and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description	Sequential Page No.
*EX—4.1	Indenture, dated as of February 9, 2005 between Harrah’s Operating Company, Inc. as Issuer, Harrah’s Entertainment, Inc. as Guarantor and U.S. Bank National Association as Trustee.
*EX—4.2

Registration Rights Agreement dated February 9, 2005 among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., as Guarantor, and Goldman Sachs & Co., as Initial Purchaser relating to the $250,000,000 principal amount Senior Floating Rate Notes due 2008.

*EX—10.1

Purchase Agreement, dated February 4, 2005, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., as Guarantor, and Goldman Sachs & Co., as Initial Purchaser relating to the $250,000,000 principal amount Senior Floating Rate Notes due 2008.

*EX—31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2005.
*EX—31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2005.
*EX—32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2005.
*EX—32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2005.