Form 10-Q
period 2005-06-30
HARRAHS ENTERTAINMENT INC
filed 2005-08-09
CIK 858339

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

As of July 31, 2005, there were 183,608,345 shares of the Company’s Common Stock outstanding.

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

As discussed in Note 4 to these Consolidated Condensed Financial Statements, on June 13, 2005, Harrah’s Entertainment, Inc., completed the acquisition of Caesars Entertainment, Inc. These Consolidated Condensed Financial Statements include the financial results of Caesars Entertainment, Inc. subsequent to the acquisition date. In addition, these Consolidated Condensed Financial Statements have been prepared based on a preliminary purchase price allocation, utilizing estimated useful lives and amortization periods. The purchase price allocation will be finalized within one year of the date of the acquisition and the estimates of useful lives and amortization periods are subject to adjustment.

Results of operations for interim periods are not necessarily indicative of a full year of operations. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our 2004 Annual Report to Stockholders.

HARRAH’S ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30, 2005	Dec. 31, 2004
(In millions, except share amounts)
ASSETS
Current assets
Cash and cash equivalents	$643.0	$489.0
Receivables, less allowance for doubtful accounts of $100.4 and $48.6	339.4	130.5
Deferred income taxes	140.2	30.1
Income tax receivable	18.4	46.0
Prepayments and other	146.7	66.0
Inventories	62.5	25.6
Total current assets	1,350.2	787.2
Land, buildings, riverboats and equipment	13,956.4	6,520.7
Less: accumulated depreciation	(1,950.0)	(1,775.7)
	12,006.4	4,745.0
Assets held for sale (Notes 1 and 10)	224.9	502.6
Goodwill (Notes 3 and 4)	4,300.1	1,354.7
Intangible assets (Notes 3 and 4)	899.0	861.4
Deferred costs and other	653.0	334.7
	$19,433.6	$8,585.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$313.4	$174.5
Accrued expenses	1,199.9	577.7
Current portion of long-term debt (Note 6)	7.3	1.8
Total current liabilities	1,520.6	754.0
Liabilities held for sale (Notes 1 and 10)	19.0	0.8
Long-term debt (Note 6)	10,443.6	5,151.1
Deferred credits and other	385.9	198.5
Deferred income taxes	1,244.4	413.5
	13,613.5	6,517.9
Minority interests (Note 4)	33.7	32.5
Commitments and contingencies (Notes 4, 6, 8 and 9)
Stockholders’ equity (Notes 2, 4 and 5)
Common stock, $0.10 par value, authorized—720,000,000 shares, outstanding—183,450,241 and 112,732,285 shares (net of 35,592,467 and 36,130,542 shares held in treasury)	18.3	11.3
Capital surplus	5,022.0	1,394.5
Retained earnings	761.1	638.4
Accumulated other comprehensive (loss)/income	(4.5)	1.0
Deferred compensation related to restricted stock	(10.5)	(10.0)
	5,786.4	2,035.2
	$19,433.6	$8,585.6

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Second Quarter Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
(In millions, except per share amounts)
Revenues
Casino	$1,299.6	$910.3	$2,435.6	$1,808.2
Food and beverage	212.2	156.3	386.8	310.9
Rooms	136.5	95.4	238.5	187.5
Management fees	17.5	15.0	32.9	29.5
Other	78.9	53.8	136.9	101.4
Less: casino promotional allowances	(277.4)	(193.6)	(506.1)	(387.9)
Total revenues	1,467.3	1,037.2	2,724.6	2,049.6
Operating expenses
Direct
Casino	648.7	448.4	1,215.6	903.1
Food and beverage	88.1	68.4	156.4	130.8
Rooms	24.7	17.1	40.6	33.6
Property general, administrative and other	303.3	218.9	557.5	428.2
Depreciation and amortization	107.6	76.3	198.1	148.8
Write-downs, reserves and recoveries	22.4	(5.0)	25.1	(1.7)
Project opening costs	3.6	3.9	5.5	5.9
Corporate expense	21.9	15.8	38.2	30.5
Merger and integration costs for Caesars acquisition	16.7	—	20.7	—
Losses/(income) on interests in nonconsolidated affiliates	—	0.2	0.2	(0.4)
Amortization of intangible assets	3.5	1.2	7.0	2.5
Total operating expenses	1,240.5	845.2	2,264.9	1,681.3
Income from operations	226.8	192.0	459.7	368.3
Interest expense, net of interest capitalized	(89.4)	(58.8)	(168.6)	(117.1)
Loss on early extinguishment of debt	—	—	(2.2)	—
Other income, including interest income	3.2	1.9	3.1	4.1
Income from continuing operations before income taxes and minority interests	140.6	135.1	292.0	255.3
Provision for income taxes	(53.4)	(49.0)	(108.9)	(92.3)
Minority interests	(3.0)	(2.0)	(5.5)	(4.0)
Income from continuing operations	84.2	84.1	177.6	159.0
Discontinued operations
Income from discontinued operations (including Gain on sale of $119.1, $0, $119.1 and $0)	123.9	10.3	142.6	22.1
Provision for income taxes	(102.3)	(4.2)	(110.6)	(9.1)
Income from discontinued operations, net	21.6	6.1	32.0	13.0
Net income	$105.8	$90.2	$209.6	$172.0
Earnings per share—basic
Income from continuing operations	$0.69	$0.75	$1.50	$1.43
Discontinued operations, net	0.17	0.06	0.27	0.12
Net income	$0.86	$0.81	$1.77	$1.55
Earnings per share—diluted
Income from continuing operations	$0.67	$0.74	$1.47	$1.41
Discontinued operations, net	0.17	0.05	0.27	0.11
Net income	$0.84	$0.79	$1.74	$1.52
Dividends declared per share	$0.33	$0.30	$0.66	$0.60
Weighted average common shares outstanding	122.7	111.7	118.2	111.2
Additional shares based on average market price for period applicable to:
Restricted stock	0.5	0.5	0.5	0.5
Stock options	1.8	1.4	1.8	1.3
Contingent convertible notes	0.3	—	0.3	—
Weighted average common and common equivalent shares outstanding	125.3	113.6	120.8	113.0

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30, 2005	June 30, 2004
(In millions)
Cash flows from operating activities
Net income	$209.6	$172.0
Adjustments to reconcile net income to cash flows from operating activities:
Income from discontinued operations, before income taxes	(142.6)	(22.1)
Loss on early extinguishment of debt	2.2	—
Depreciation and amortization	214.2	162.5
Write-downs, reserves and recoveries	6.6	(1.7)
Other noncash items	12.9	11.4
Deferred income taxes	(35.1)	(0.9)
Tax benefit from stock equity plans	23.2	16.5
Minority interests’ share of income	5.5	4.0
Losses/(income) on interests in nonconsolidated affiliates	0.2	(0.4)
Net (gains)/losses from asset sales	(0.6)	(0.1)
Net change in long-term accounts	(82.2)	4.1
Net change in working capital accounts	(110.1)	(10.1)
Cash flows provided by operating activities	103.8	335.2
Cash flows from investing activities
Land, buildings, riverboats and equipment additions	(477.8)	(332.6)
Payment for businesses acquired, net of cash acquired	(1,562.2)	(40.8)
Proceeds from sale of assets held for sale	605.7	197.6
Minority interest buyout	—	(37.5)
Proceeds from other asset sales	13.0	2.7
Proceeds from sale of ownership interests in nonconsolidated affiliate	2.7	—
Increase in construction payables	21.8	21.6
Other	3.8	(4.6)
Cash flows used in investing activities	(1,393.0)	(193.6)
Cash flows from financing activities
Proceeds from issuance of senior notes, net of issue costs	989.0	739.0
Borrowings under lending agreements, net of deferred financing costs	4,860.2	737.7
Repayments under lending agreements	(4,346.7)	(1,595.2)
Loss on derivative instrument	(7.9)	(0.8)
Scheduled debt retirements	(8.4)	(0.7)
Early extinguishment of debt	(58.3)	—
Premiums paid on early extinguishments of debt	(2.1)	—
Dividends paid	(75.0)	(67.6)
Purchases of treasury stock	—	(53.4)
Minority interests’ distributions, net of contributions	(3.6)	(3.2)
Proceeds from exercises of stock options	90.9	62.6
Other	(1.3)	0.3
Cash flows provided by/(used in) financing activities	1,436.8	(181.3)
Cash flows from assets held for sale
Cash flows from operating activities	6.4	48.6
Cash flows from investing activities	—	(25.6)
Cash flows provided by assets held for sale	6.4	23.0
Net increase/(decrease) in cash and cash equivalents	154.0	(16.7)
Cash and cash equivalents, beginning of period	489.0	397.9
Cash and cash equivalents, end of period	$643.0	$381.2

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Second Quarter Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
(In millions)
Net income	$105.8	$90.2	$209.6	$172.0
Other comprehensive income:
Foreign currency translation adjustments, net of tax benefit of $0.0, $0.0, $(0.2) and $0.0	1.1	0.1	0.7	0.1
Net loss on derivative instruments qualifying as cash flow hedges, net of tax benefit of $(6.0), $0.0, $(3.4) and $0.0	(11.0)	(0.8)	(6.3)	(0.8)
Reclassification of loss on derivative instrument from other comprehensive income to net income, net of tax benefit	0.1	—	0.1	—
	(9.8)	(0.7)	(5.5)	(0.7)
Comprehensive income	$96.0	$89.5	$204.1	$171.3

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005
(UNAUDITED)

Note 1—Basis of Presentation and Organization

Harrah’s Entertainment, Inc. (‘‘Harrah’s Entertainment,’’ the ‘‘Company,’’ ‘‘we,’’ ‘‘our’’ or ‘‘us,’’ and including our subsidiaries where the context requires) is a Delaware corporation. We operate 40 casinos in 3 countries, primarily under the Harrah’s, Caesars and Horseshoe brand names, including 20 land-based casinos, 14 riverboat or dockside casinos, one combination thoroughbred racetrack and casino, one combination greyhound racetrack and casino and four managed casinos on Indian lands. We view each property as an operating segment and aggregate all operating segments into one reporting segment.

On June 13, 2005, we completed our acquisition of Caesars Entertainment, Inc. (“Caesars”). The purchase price allocation process began in June 2005 and will be completed within one year of the date of the acquisition. The results of the Caesars properties are included with our operating results subsequent to their acquisition on June 13, 2005. Depreciation and amortization related to the Caesars acquisition for the 17 days of June was estimated based on Caesars’ historical values and estimated lives of land, buildings, riverboats and equipment. Estimated useful lives and amortization periods of property, equipment and intangible assets will be determined during the purchase price allocation and adjusted accordingly. See Note 4 for further information regarding our acquisition of Caesars.

On April 26, 2005, we completed the sale of the assets and certain related liabilities of Harrah’s East Chicago and Harrah’s Tunica to another gaming company. Prior to their sale, these properties were classified in Assets/Liabilities held for sale on our Consolidated Condensed Balance Sheets, and we ceased depreciating their assets in September 2004. 2005 and 2004 results for Harrah’s East Chicago and Harrah’s Tunica are presented as part of our discontinued operations. See Note 10 for further information regarding discontinued operations.

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

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2005
(UNAUDITED)

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

	Second Quarter Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
(In millions, except per share amounts)
Net income, as reported	$105.8	$90.2	$209.6	$172.0
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(5.4)	(5.4)	(11.0)	(11.1)
Pro forma net income	$100.4	$84.8	$198.6	$160.9
Earnings per share:
Basic—as reported	$0.86	$0.81	$1.77	$1.55
Basic—pro forma	0.82	0.76	1.68	1.45
Diluted—as reported	0.84	0.79	1.74	1.52
Diluted—pro forma	0.80	0.75	1.64	1.42

Note 3—Goodwill and Other Intangible Assets

The following table sets forth changes in our goodwill for the period ended June 30, 2005.

(In millions)
Balance at December 31, 2004	$1,354.7
Acquisition of Caesars Entertainment, Inc.	2,926.7
Finalization of purchase price allocation for Horseshoe Gaming	18.7
Balance at June 30, 2005	$4,300.1

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2005
(UNAUDITED)

The following table provides the gross carrying amount and accumulated amortization for each major class of intangible assets.

	June 30, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Amortizing intangible assets:
Contract rights	$73.6	$13.2	$60.4	$73.6	$10.6	$63.0
Customer relationships	113.2	14.8	98.4	113.1	10.4	102.7
	$186.8	$28.0	158.8	$186.7	$21.0	165.7
Nonamortizing intangible assets:
Trademarks			272.7			273.1
Gaming rights			467.5			422.6
			740.2			695.7
Total			$899.0			$861.4

The aggregate amortization expense for the quarter and six months ended June 30, 2005, for those assets that are amortized under the provisions of SFAS No. 142 was $3.5 million and $7.0 million, respectively. Estimated annual amortization expense for those assets for the years ending December 31, 2005, 2006, 2007, 2008 and 2009 is $14.0 million, $13.7 million, $13.0 million, $11.4 million and $9.8 million, respectively. At June 30, 2005, the amount of the purchase price for Caesars in excess of the value assigned to assets has been classified as goodwill. The amounts in the table above include only estimates of preliminary values assigned to certain identifiable intangible assets acquired in our June 13, 2005, acquisition of Caesars. We have made no estimates of amortization that may arise from the allocation of additional purchase price to intangible assets. The identification and valuation of identifiable intangible assets, estimated useful lives and amortization periods will be determined during the purchase price allocation process.

Note 4—Acquisitions

Caesars Entertainment

On June 13, 2005, we completed our acquisition of 100 percent of the outstanding shares of Caesars. Under the terms of the agreement, Caesars shareholders were to receive either $17.75 in cash or 0.3247 shares of Harrah’s Entertainment’s common stock for each outstanding share of Caesars’ common stock, subject to limitations on the aggregate amount of cash to be paid and shares of stock to be issued. Caesars shareholders were able to elect to receive solely shares of Harrah’s Entertainment’s common stock or cash, to the extent available pursuant to the terms of the agreement. Of the 314.8 million Caesars shares outstanding at the transaction date, 307.1 million elected to receive Harrah’s Entertainment’s common stock. The consideration paid to those shareholders was prorated, resulting in each holder of one share of Caesars stock receiving $5.66 in cash and 0.2211 of a share of our common stock. Each of the remaining 7.7 million Caesars shares received $17.75 per share in cash consideration. We financed the acquisition with borrowings from established debt programs. The aggregate estimated purchase price was

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2005
(UNAUDITED)

approximately $9.3 billion, which consisted of $1.9 billion of cash, $3.3 billion of Harrah’s Entertainment’s common stock, assumption of Caesars debt with a fair value of approximately $4.0 billion (including value assigned to conversion rights of contingent convertible notes), assumption of employee stock grants valued at $0.1 billion and acquisition costs of approximately $52 million. We issued approximately 67.9 million shares of our common stock, the fair value of which was based on a five-day average of the closing price two days before and two days after the terms of the acquisition were agreed to and announced. The acquisition of Caesars adds 15 casinos with about 1.6 million square feet of gaming space and approximately 24,000 hotel rooms and gives us significant additional presence in Las Vegas, Atlantic City and Mississippi.

The purchase price allocation process began in June 2005 and will be completed within one year of the date of the acquisition. The results of the Caesars properties are included with our operating results subsequent to their acquisition on June 13, 2005. Depreciation and amortization related to the Caesars acquisition for the 17 days of June was estimated based on Caesars’ historical values and estimated lives of land, buildings, river boats and equipment. Estimated useful lives and amortization periods of property, equipment and intangible assets will be determined during the purchase price allocation and adjusted accordingly.

In May 2005, Caesars reached an agreement to sell the Reno Hilton, and that sale, which is subject to regulatory approvals, is expected to close in fourth quarter 2005. Also included in the Caesars acquisition are the Flamingo Laughlin Casino and a hotel in Halifax, Nova Scotia, that we have determined to classify as assets held for sale in our financial statements.

In preparation for the Caesars acquisition, we engaged consultants and dedicated internal resources to plan for the merger and integration of Caesars into Harrah’s Entertainment. These costs are reflected in Merger and integration costs for Caesars acquisition in our Consolidated Condensed Statements of Income.

Horseshoe Gaming

On July 1, 2004, we acquired 100 percent of the equity interests of Horseshoe Gaming for approximately $1.62 billion, including assumption of debt valued at approximately $558 million and acquisition costs. A $75 million escrow payment that was made in 2003 was applied to the purchase price. We issued a redemption notice on July 1, 2004, for all $558 million of Horseshoe Gaming’s outstanding 8 5/8% Senior Subordinated Notes due July 2009 and retired that debt on August 2, 2004. We financed the acquisition and the debt retirement through working capital and established debt programs. We purchased Horseshoe Gaming to acquire three properties and with the intention of growing and developing the Horseshoe brand. The purchase included casinos in Hammond, Indiana; Tunica, Mississippi; and Bossier City, Louisiana.

In anticipation of our acquisition of Horseshoe Gaming, we sold our Harrah’s brand casino in Shreveport, Louisiana. After consideration of the sale of Harrah’s Shreveport, the Horseshoe Gaming acquisition added a net 113,300 square feet of casino space and approximately 4,580 slot machines and 150 table games to our existing portfolio. Taken together with our acquisition of intellectual property rights from Horseshoe Club Operating Company (“Horseshoe Club”) (see discussion below), this acquisition gave us rights to the Horseshoe brand in all of the United States.

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2005
(UNAUDITED)

Pro forma results

The results of operations of the properties acquired in the Horseshoe Gaming and Caesars acquisitions have been included in our consolidated financial statements since their respective July 1, 2004, and June 13, 2005, dates of acquisition. The following unaudited pro forma consolidated financial information has been prepared assuming that the acquisition of Caesars; Caesars’ sales of Atlantic City Hilton, Bally’s Tunica, Bally’s Casino New Orleans, Caesars Tahoe, Casino Nova Scotia-Halifax, Casino Nova Scotia-Sydney and its ownership and management interests in Caesars Gauteng; our sale of Harrah’s East Chicago and Harrah’s Tunica; the acquisition of Horseshoe Gaming; extinguishment of Horseshoe Gaming’s debt; and the sale of Harrah’s Shreveport had occurred at the beginning of 2005 and 2004.

	Quarter Ended June 30, 2005	Quarter Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
(In millions, except per share amounts)
Net revenues	$2,303.3	$2,183.5	$4,581.3	$4,368.7
Income from operations	$241.8	$377.8	$519.5	$752.0
Income from continuing operations	$60.0	$149.0	$139.5	$284.8
Net income	$63.5	$151.1	$142.4	$288.7
Earnings per share—diluted
From continuing operations	$0.33	$0.82	$0.76	$1.56
Net income	$0.35	$0.83	$0.78	$1.59

Pro forma results for the quarter and six months ended June 30, 2005, include non-recurring charges of $134 million and $289 million, respectively, recorded by Caesars related to the change in control of the company, which, for Caesars’ stock incentive plan, became effective on March 11, 2005, when Caesars’ stockholders approved the merger with Harrah’s Entertainment.

These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had the acquisitions and sales been completed as of the beginning of the periods, or of future results.

Las Vegas Horseshoe Hotel and Casino

In March 2004, we acquired certain intellectual property assets, including the rights to the Horseshoe brand in Nevada and to the World Series of Poker brand and tournament, from Horseshoe Club. MTR Gaming Group, Inc. (“MTR Gaming”) acquired from Horseshoe Club the assets of the Binion’s Horseshoe Hotel and Casino (“Las Vegas Horseshoe”) in Las Vegas, Nevada, including the right to use the name “Binion’s” at the property. We operated the Las Vegas Horseshoe jointly with a subsidiary of MTR Gaming from April 1, 2004, until the operating agreement was terminated on March 10, 2005, and the operating results for Las Vegas Horseshoe were consolidated with our results during that period. Las Vegas Horseshoe’s results were not material to our operating results.

We paid approximately $37.5 million for the intellectual property assets, including assumption and subsequent payment of certain liabilities of Las Vegas Horseshoe (which included certain amounts payable

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2005
(UNAUDITED)

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

Chester Downs & Marina

In July 2004, after receiving Pennsylvania regulatory and certain local approvals, we acquired a 50 percent interest in Chester Downs & Marina, LLC (“CD&M”), an entity licensed to develop a harness-racing facility in southeastern Pennsylvania. Harrah’s Entertainment and CD&M have agreed to develop Harrah’s Chester Downs Casino and Racetrack (“Harrah’s Chester”), a 5/8-mile harness racetrack facility, approximately six miles south of Philadelphia International Airport. Plans for the facility include a 1,500-seat grandstand and simulcast facility, a slot casino with approximately 2,000 games and a variety of food and beverage offerings. We have commenced site work and demolition at the property and expect racing and simulcasting to begin in the second half of 2006 and the casino to open in the third quarter of 2006, pending receipt of a gaming license and other regulatory approvals. This project is expected to cost $392 million, $13.5 million of which had been spent as of June 30, 2005. We will guarantee or provide financing for the project and we are consolidating CD&M in our financial statements.

Note 5—Stockholders’ Equity

In addition to its common stock, Harrah’s Entertainment has the following classes of stock authorized but unissued:

Preferred stock, $100 par value, 150,000 shares authorized

Special stock, $1.125 par value, 5,000,000 shares authorized—

Series A Special Stock, 2,000,000 shares designated

In November 2004, our Board of Directors authorized the purchase of 3.5 million shares of common stock in the open market and negotiated purchases through the end of 2005. As of June 30, 2005, no shares have been repurchased under this authorization.

In connection with the Caesars acquisition, at a special meeting held in March 2005, our stockholders voted to approve an amendment to Harrah’s Entertainment’s certificate of incorporation to increase the number of authorized shares of Harrah’s Entertainment common stock from 360 million to 720 million. Upon consummation of the Caesars acquisition, we issued 67.9 million shares of Harrah’s Entertainment common stock. Since these additional shares were outstanding only 17 days of the quarter, our average shares outstanding calculation was only partially impacted in second quarter by the transaction.

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2005
(UNAUDITED)

In April 2005, the Company declared a cash dividend of 33 cents per share, which was paid on May 25, 2005, to shareholders of record as of the close of business on May 11, 2005. The Company has paid quarterly cash dividends since third quarter 2003. Subsequent to the end of second quarter 2005, our Board of Directors increased the regular quarterly cash dividend ten percent, to 36.25 cents per share, payable on August 24, 2005, to shareholders of record as of the close of business on August 10, 2005.

Note 6—Debt

At June 30, 2005, $932.2 million, face amount, of debt due in December 2005, including $400.0 million, face amount, assumed in the Caesars acquisition, is classified as long-term in our Consolidated Condensed Balance Sheet because the Company has both the intent and the ability to refinance these notes.

Debt Assumed in Acquisition of Caesars

The following debt was assumed in our acquisition of Caesars.

Face Amount
(In millions)
7.875% Senior Subordinated Notes, due 2005	$400.0
8.5% Senior Notes, due 2006	400.0
7.5% Senior Notes, due 2009	425.0
7.0% Senior Notes, due 2013	300.0
9.375% Senior Subordinated Notes, due 2007	500.0
8.875% Senior Subordinated Notes, due 2008	400.0
7.875% Senior Subordinated Notes, due 2010	375.0
8.125% Senior Subordinated Notes, due 2011	350.0
Floating Rate Contingent Convertible Senior Notes, due 2024	375.0
Other	50.3
Total	$3,575.3

We recorded the above debt at its market value, which, at June 13, 2005, was $3,851.8 million. The debt was assumed by Harrah’s Operating Company, Inc., a wholly-owned subsidiary of Harrah’s Entertainment, and is guaranteed by Harrah’s Entertainment.

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2005
(UNAUDITED)

Included in the debt assumed in the Caesars acquisition is $375 million Floating Rate Contingent Convertible Senior Notes due 2024. The notes bear interest at an annual rate equal to the three month LIBOR, adjusted quarterly. The interest rate on these notes was 3.1% at June 30, 2005. The notes are convertible into cash and shares of common stock in the following circumstances:

•       during any fiscal quarter, if the closing sale price of the Company’s common stock for 20 out of the last 30 consecutive trading days during the previous quarter is more than 120% of the Conversion Price of the notes;

•       the Company has called the notes for redemption and the redemption has not yet occurred;

•       during the five trading day period immediately after any five consecutive trading day period in which the trading price of the notes per $1,000 principal amount for each day of such period was less than 95% of the product of the closing sale price of the Company’s common stock on such day multiplied by the number of shares issuable upon conversion; provided that, if on such date, the common stock price is between the Conversion Price and 120% of the Conversion Price, as defined, then the holders will receive the principal amount of the notes surrendered plus accrued but unpaid interest; or

•       upon the occurrence of specified corporate transactions as defined in the indenture covering these notes.

Holders may convert any outstanding notes into cash and shares of the Company’s common stock at an initial conversion price per share of $68.65 (the “Conversion Price”). This represents a conversion rate of approximately 14.5666 shares of common stock per $1,000 principal amount of notes (the “Conversion Rate”). Subject to certain exceptions described in the indenture covering these notes, at the time the notes are tendered for conversion the value (the “Conversion Value”) of the cash and shares of the Company’s common stock, if any, to be received by a holder converting $1,000 principal amount of the notes will be determined by multiplying the Conversion Rate by the “Ten Day Average Closing Stock Price,” which equals the average of the closing per share prices of the Company’s common stock on the New York Stock Exchange on the ten consecutive trading days beginning on the second trading day following the day the notes are submitted for conversion. The Conversion Value will be delivered to holders as follows: (1) an amount in cash (the “Principal Return”) equal to the lesser of (a) the aggregate Conversion Value of the notes to be converted and (b) the aggregate principal amount of the notes to be converted, and (2) if the aggregate Conversion Value of the notes to be converted is greater than the Principal Return, any amount in shares (the “Net Shares”) equal to the aggregate Conversion Value less the Principal Return (the “Net Share Amount”). The Company will pay the Principal Return and deliver the Net Shares, if any, as promptly as practicable after determination of the Net Share Amount. The number of Net Shares to be paid will be determined by dividing the Net Share Amount by the Ten Day Average Closing Stock Price.

The Conversion Price will decrease when cash dividends are declared so that the Conversion Price will equal the price determined by multiplying the Conversion Price in effect immediately prior to the record date for such dividend by a fraction, (i) the numerator of which shall be the average of the pre-dividend sale price, as defined in the agreement, minus the amount of the cash dividend, and (ii) the denominator of which shall be the pre-dividend sale price.

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2005
(UNAUDITED)

The notes are redeemable by the Company at any time on or after April 20, 2009, at 100 percent of the principal amount of the notes plus accrued and unpaid interest. Holders may require the Company to purchase all or a portion of these notes on April 15, 2009, 2014, and 2019 at 100 percent of the principal amount of the notes plus accrued and unpaid interest. The notes are unsecured obligations, rank equal with our other senior indebtedness and are senior to all of our subordinated indebtedness.

Credit Agreement

As of December 31, 2004, our credit facilities (the “Credit Agreement”) provided for up to $2.5 billion in borrowings, maturing on April 23, 2009. In January 2005, an agreement was reached to amend the Credit Agreement, which increased our borrowing capacity from $2.5 billion to $4.0 billion. The amendment also contains a provision that will allow a further increase in the borrowing capacity to $5.0 billion, if mutually acceptable to the Company and the lenders, and lowered the combined interest spread from LIBOR plus 110 basis points to LIBOR plus 87.5 basis points. The amended agreement became effective upon the satisfaction of various closing conditions, including the closing of our acquisition of Caesars. Other significant terms and conditions of the Credit Agreement, including the maturity date of April 2009, did not change. As of June 30, 2005, the Credit Agreement bore interest based upon 70 basis points over LIBOR and bore a facility fee for borrowed and unborrowed amounts of 17.5 basis points, a combined 87.5 basis points. At our option, we may borrow at the prime rate under the Credit Agreement. As of June 30, 2005, $2.14 billion in borrowings was outstanding under the Credit Agreement with an additional $106.9 million committed to back letters of credit. After consideration of these borrowings, but before consideration of amounts borrowed under the commercial paper program, $1.75 billion of additional borrowing capacity was available to the Company as of June 30, 2005.

Interest Rate Swap Agreements

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

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2005
(UNAUDITED)

As of June 30, 2005, we were a party to eight interest rate swaps, including four assumed in the Caesars acquisition, for a total notional amount of $800 million. These interest rate swaps serve to manage the mix of our debt between fixed and variable rate instruments by effectively converting fixed rates associated with long-term debt obligations to floating rates. The major terms of the interest rate swaps are as follows.

Effective Date	Type of Hedge	Fixed Rate Received	Variable Rate Paid as of June 30, 2005	Notional Amount	Maturity Date
	(In millions)
Dec. 29, 2003	Fair Value	7.875%	9.364%	$50	Dec. 15, 2005
Dec. 29, 2003	Fair Value	7.875%	9.368%	150	Dec. 15, 2005
Jan. 30, 2004	Fair Value	7.125%	7.759%	200	June 1, 2007
Feb. 2, 2004	Fair Value	7.875%	9.386%	100	Dec. 15, 2005
Sept. 19, 2003*	Fair Value	7.000%	6.144%	75	Apr. 15, 2013
Sept. 19, 2003*	Fair Value	7.000%	6.136%	75	Apr. 15, 2013
Nov.12, 2003*	Fair Value	7.000%	5.866%	75	Apr. 15, 2013
Nov.12, 2003*	Fair Value	7.000%	5.851%	75	Apr. 15, 2013

*  Assumed in our acquisition of Caesars. The variable rates on the swaps acquired from Caesars are set in arrears and are estimated at June 30, 2005, based on a forward LIBOR rate.

The Company’s four original interest rate swaps qualify for the “shortcut” method allowed under SFAS No. 133, which allows for an assumption of no ineffectiveness. The interest rate swaps assumed in our acquisition of Caesars do not qualify for the “shortcut” method; however, they are highly effective. The income statement impact from changes in the fair value of the hedging instruments for our swap agreements was not material during any of the periods reported. The net effect of the above swaps increased our second quarter and first six months 2005 interest expense by $0.3 million and $0.6 million, respectively, and reduced our second quarter and first six months 2004 interest expense by $1.5 million and $2.7 million, respectively.

Commercial Paper

To provide the Company with cost-effective borrowing flexibility, we have a $200 million commercial paper program that is used to borrow funds for general corporate purposes. At June 30, 2005, $118.1 million was outstanding under this program.

Senior Floating Rate Notes

In February 2005, we issued $250 million of Senior Floating Rate Notes due in 2008 in a Rule 144A private placement. We agreed to, upon the request by holders of a majority in aggregate principal amount of the Senior Floating Rate Notes then outstanding, exchange the private placement offering with fully registered Senior Floating Rate Notes. If the exchange offer does not provide the holders of the Senior Floating Rate Notes freely transferable securities, we may be required to file a shelf registration statement

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2005
(UNAUDITED)

that would allow them to resell the Senior Floating Rate Notes in the open market, subject to certain restrictions. At June 30, 2005, the interest rate on these notes was 3.83%.

Offering of 5.625% Senior Notes

In May 2005, we issued $750 million of 5.625% Senior Notes due 2015 in a Rule 144A private placement. We agreed to offer to exchange the 5.625% Senior Notes issued in private placement with the fully registered 5.625% Senior Notes within 210 days of issuance. Should we fail to complete the registration and related exchange offer for the 5.625% Senior Notes, the interest rate will increase by up to 0.5% per annum.

In anticipation of issuing this debt and to partially hedge the risk of future increases to the treasury rate, we entered into agreements in the fourth quarter of 2004 and the first quarter of 2005 to lock in existing ten-year rates to hedge against such increases on $500 million of the debt issued. Changes in the fair values of the treasury rate lock agreements were recorded as a component of other comprehensive income and are being reclassified to earnings over the ten-year life of this debt. The treasury locks resulted in an effective rate of 5.86% on this debt.

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

Note 7—Supplemental Cash Flow Disclosures

Cash Paid for Interest and Taxes

The following table reconciles our Interest expense, net of interest capitalized, per the Consolidated Condensed Statements of Income, to cash paid for interest:

	Six Months Ended
	June 30, 2005	June 30, 2004
(In millions)
Interest expense, net of interest capitalized	$168.6	$117.1
Adjustments to reconcile to cash paid for interest:
Net change in accruals	(77.0)	(2.7)
Amortization of deferred finance charges	(4.7)	(3.3)
Net amortization of discounts and premiums	3.4	(0.6)
Cash paid for interest, net of amount capitalized	$90.3	$110.5
Cash payments/(refunds) of income taxes, net	$327.8	$(12.1)

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2005
(UNAUDITED)

Note 8—Commitments and Contingent Liabilities

Contractual Commitments

We continue to pursue additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties, guarantees by the Company of third-party debt and development completion guarantees.

The agreements under which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled payments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations of the Indian-owned properties to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. As of June 30, 2005, our aggregate monthly commitment for the minimum guaranteed payment pursuant to these contracts for the four managed Indian-owned facilities now open, which extend for periods of up to 77 months from June 30, 2005, is $1.2 million. The maximum exposure for the minimum guaranteed payments to the tribes is unlikely to exceed $88.9 million.

We may guarantee all or part of the debt incurred by Indian tribes, with which we have entered into management contracts, to fund development of casinos on the Indian lands. For all existing guarantees of Indian debt, we have obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, that the value of such property would satisfy our obligations in the event these guarantees were enforced. Additionally, we have received limited waivers from the Indian tribes of their sovereign immunity to allow us to pursue our rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken. The aggregate outstanding balance as of June 30, 2005, of Indian debt that we have guaranteed was $259.5 million. The outstanding balance of all of our debt guarantees, including Indian debt guarantees, at June 30, 2005, was $262.2 million. Our maximum obligation under all of our debt guarantees is $282.5 million. Our obligations under these debt guarantees extend through April 2009.

Some of our guarantees of the debt for casinos on Indian lands were modified during 2003, resulting in the requirement under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to recognize a liability for the estimated fair value of those guarantees. Liabilities, representing the fair value of our guarantees, and corresponding assets, representing the portion of our management fee receivable attributable to our agreements to provide the related guarantees, were recorded and are being amortized over the lives of the related agreements. We estimate the fair value of the obligations by considering what premium would have been required by us or by an unrelated party. The amounts recognized represent the present value of the premium in interest rates and fees that would have been charged to the tribes if we had not provided the guarantees. The unamortized balance of the liability for the guarantees and of the related assets at June 30, 2005, was $4.8 million.

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2005
(UNAUDITED)

In February 2005, we entered into an agreement with the State of Louisiana whereby we extended our guarantee of an annual payment obligation of Jazz Casino Company LLC, our wholly-owned subsidiary, of $60 million owed to the State of Louisiana. The guarantee was extended for one year to end March 31, 2008.

Excluding the guarantees discussed above, as of June 30, 2005, we had commitments and contingencies of $913.2 million, including construction-related commitments.

In accordance with previous agreements and as additional purchase price consideration, a payment of approximately $73 million, based on a multiple of the calculated annual savings, was made to Iowa West Racing Association (“Iowa West”), the entity holding the pari-mutuel and gaming license for the Bluffs Run Casino in Council Bluffs, Iowa, and with whom we have a management agreement to operate that property. The additional payment to Iowa West increased goodwill attributed to the Bluffs Run property. The payment to Iowa West assumed we will operate table games at Bluffs Run and pay a 24 percent tax rate; however, Iowa West has taken the position that the purchase price adjustment should be based on a tax rate of 20 percent, which would result in an additional $19.6 million payment to Iowa West. If an additional payment is required, it will increase goodwill attributed to this property. We anticipate that the issue will be resolved by arbitration.

Severance Agreements

As of June 30, 2005, we have severance agreements with 36 of our senior executives, which provide for payments to the executives in the event of their termination after a change in control, as defined. These agreements provide, among other things, for a compensation payment of 1.5 to 3.0 times the executive’s average annual compensation, as defined, as well as for accelerated payment or accelerated vesting of any compensation or awards payable to the executive under any of our incentive plans. The estimated amount, computed as of July 1, 2005, that would be payable under the agreements to these executives based on the compensation payments and stock awards aggregated approximately $192.3 million. The estimated amount that would be payable to these executives does not include an estimate for the tax gross-up payment, provided for in the agreements, that would be payable to the executive if the executive becomes entitled to severance payments which are subject to federal excise tax imposed on the executive.

Self-Insurance

We are self-insured for various levels of general liability, workers’ compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims.

Note 9—Litigation

In connection with our acquisition of Caesars, we assumed Caesars’ litigation matters, including, but not limited to, the following litigation related to a proposed casino project.

In April 2000, the Saint Regis Mohawk Tribe (the “Tribe”) granted Caesars the exclusive rights to develop a casino project in the State of New York.

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2005
(UNAUDITED)

On April 26, 2000, certain individual members of the Tribe purported to commence a class action proceeding in a “Tribal Court” in Hogansburg, New York, against Caesars seeking to nullify Caesars’ agreement with the Tribe. On March 20, 2001, the “Tribal Court” purported to render a default judgment against Caesars in the amount of $1.787 billion. Three cases resulted from this “Tribal Court” judgment:

•       On June 2, 2000, Caesars filed an action captioned Park Place Entertainment Corporation, et al. vs. Arquette, et al., in the United States District Court for the Northern District of New York seeking to enjoin the dissident Tribal members from proceeding in the “Tribal Court”, and to challenge the judgment. The District Court entered an Order on July 29, 2002 (and a subsequent order on February 11, 2004), affirming that the purported “Tribal Court” is without authority to adjudicate matters of Tribal law.

•       On March 29, 2001, Caesars sued the dissident Tribal members in the Supreme Court of the State of New York (subsequently moved to Franklin County, New York) in the case of Park Place Entertainment Corporation, et al. vs. Marlene Arquette, et al., alleging malicious defamation and prima facie tort in connection with the “Tribal Court” proceedings seeking compensatory and punitive damages. Defendants asserted a counterclaim alleging the action was commenced in violation of New York’s Civil Rights Law.

•       On June 27, 2001, certain individual members of the Tribe commenced an action in United States District Court for the Northern District of New York against Caesars, seeking recognition and enforcement of the purported March 20, 2001, $1.787 billion “Tribal Court” default judgment. Caesars has taken the position that the purported “Tribal Court” in which the proceeding has been invoked is an invalid forum and is not recognized by the lawful government of the Saint Regis Mohawk Tribe.

Prior to June 13, 2005, each of the above matters was settled, pending final court approval and execution of documents and mutual releases.

On November 13, 2000, Catskill Development, LLC, Mohawk Management, LLC and Monticello Raceway Development Company, LLC (collectively, “Catskill Development”) filed an action captioned Catskill Development LLC, et al. vs. Park Place Entertainment Corporation, et al., against Caesars in the United States District Court for the Southern District of New York. Catskill Development alleges tortious interference with contract and prospective business relationships, unfair competition and state anti-trust violations pertaining to a proposed gaming facility to be developed by Catskill Development and the Tribe, and seeks over $2 billion in compensatory damages and over $2 billion in punitive damages. The District Court granted summary judgment to Caesars and dismissed the complaint in its entirety. The plaintiffs have appealed the District Court’s decision to the United States Court of Appeals for the Second Circuit, where it is currently waiting a decision. The Company believes this matter to be without merit and will continue to vigorously contest the case.

On October 15, 2001, Scutti Enterprises, LLC (“Scutti”) filed an action against Caesars in the Supreme Court of the State of New York, County of Monroe (subsequently removed to United States District Court for the Western District of New York). The action arises out of Scutti’s efforts to redevelop and manage the Tribe’s Mohawk Bingo Palace. Scutti alleges tortious interference with contract and

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2005
(UNAUDITED)

prospective business relationships, unfair competition and state anti-trust violations and seeks over $500 million in compensatory damages and unspecified punitive damages. The District Court entered summary judgment, in Caesars favor, on all of the claims. On appeal to the United States Court of Appeals for the Second Circuit, the District Court was affirmed, with the exception of the claim for tortuous interference with prospective business relations. This sole claim was remanded to the District Court for further proceedings. Caesars has, again, moved for summary judgment on this sole remaining claim and expects a decision on that motion at any time. The Company believes this matter to be without merit and will continue to vigorously contest this matter.

We are involved in various other inquiries, administrative proceedings and litigation relating to contracts, sales of property and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, we believe that the final outcome of these matters will not have a material adverse effect upon our consolidated financial position or our results of operations.

Note 10—Discontinued Operations

In September 2004, we entered into an agreement to sell the assets and certain related liabilities of Harrah’s East Chicago and Harrah’s Tunica to an unrelated third party. The sale was completed April 26, 2005. We believed that the sale of these two properties helped facilitate the closing of the Caesars transaction. Until their sale, Harrah’s East Chicago and Harrah’s Tunica were classified in Assets/Liabilities held for sale in our Consolidated Condensed Balance Sheets, and we ceased depreciating their assets in September 2004. 2005 results for Harrah’s East Chicago and Harrah’s Tunica are presented as discontinued operations and 2004 results have been reclassified to conform to the 2005 presentation. We reported a gain of approximately $19.4 million, net of taxes, on the sale of these two properties in the second quarter of 2005.

In May 2005, Caesars reached an agreement to sell the Reno Hilton, and that sale, which is subject to regulatory approvals, is expected to close in fourth quarter 2005. Also included in the Caesars acquisition are the Flamingo Laughlin Casino and a hotel in Halifax, Nova Scotia, that we have determined to classify as Assets/Liabilities held for sale in our Consolidated Condensed Balance Sheets, and their operating results are presented as part of our discontinued operations. No depreciation is being recorded on these assets.

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2005
(UNAUDITED)

Summary operating results for the discontinued operations reflect the results of Harrah’s East Chicago and Harrah’s Tunica through the date of their sale in April 2005, including the gain on the sale, and beginning June 13, 2005, the operating results of Reno Hilton, Flamingo Laughlin and a hotel in Halifax, Nova Scotia.

	Second Quarter Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
(In millions)
Net revenues	$35.4	$91.8	$131.3	$188.6
Pretax income from discontinued operations	$123.9	$10.3	$142.6	$22.1
Discontinued operations, net of tax	$21.6	$6.1	$32.0	$13.0

Assets held for sale and liabilities related to assets held for sale of Reno Hilton, Flamingo Laughlin and Halifax Hotel at June 30, 2005, and Harrah’s East Chicago and Harrah’s Tunica at December 31, 2004, are as follows:

	June 30, 2005	December 31, 2004
(In millions)
Cash and cash equivalents	$18.8	$12.0
Receivables	4.2	—
Inventories	2.2	0.9
Prepayments and other	4.3	—
Property and equipment, net	183.7	271.4
Goodwill	—	206.5
Investments in and advances to nonconsolidated affiliates	—	1.2
Deferred costs and other	1.3	0.2
Total assets held for sale	$214.5	$492.2
Accounts payable	$2.5	$—
Accrued expenses	15.8	0.3
Deferred credits and other	0.1	—
Total liabilities related to assets held for sale	$18.4	$0.3

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial position and operating results of Harrah’s Entertainment, Inc. (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as “Harrah’s Entertainment,” the “Company,” “we,” “our” and “us”) for the second quarter and the first six months of 2005 and 2004, updates, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our 2004 Annual Report.

ACQUISITIONS AND DISPOSITIONS

Caesars Entertainment

On June 13, 2005, we completed our acquisition of 100 percent of the outstanding shares of Caesars Entertainment, Inc. (“Caesars”). Under the terms of the agreement, Caesars shareholders were to receive either $17.75 in cash or 0.3247 shares of Harrah’s Entertainment’s common stock for each outstanding share of Caesars’ common stock, subject to limitations on the aggregate amount of cash to be paid and shares of stock to be issued. Caesars shareholders were able to elect to receive solely shares of Harrah’s Entertainment’s common stock or cash, to the extent available pursuant to the terms of the agreement. Of the 314.8 million Caesars shares outstanding at the transaction date, 307.1 million elected to receive Harrah’s Entertainment’s common stock. The consideration paid to those shareholders was prorated, resulting in each holder of one share of Caesars stock receiving $5.66 in cash and 0.2211 of a share of our common stock. Each of the remaining 7.7 million Caesars shares received $17.75 per share in cash consideration. We financed the acquisition with borrowings from established debt programs. The aggregate estimated purchase price was approximately $9.3 billion, which consisted of $1.9 billion of cash, $3.3 billion of Harrah’s Entertainment’s common stock, assumption of Caesars debt with a fair value of approximately $4.0 billion (including value assigned to conversion rights of contingent convertible notes), assumption of employee stock grants valued at $0.1 billion and acquisition costs of approximately $52 million. The acquisition of Caesars adds 15 casinos with about 1.6 million square feet of gaming space and approximately 24,000 hotel rooms and gives us significant additional presence in Las Vegas, Atlantic City and Mississippi.

The purchase price allocation process began in June 2005 and will be completed within one year of the date of the acquisition. The results of the Caesars properties are included with our operating results subsequent to their acquisition on June 13, 2005. Depreciation and amortization related to the Caesars acquisition for the 17 days of June was estimated based on the preliminary purchase price allocation. Estimated useful lives and amortization periods of property, equipment and intangible assets will be determined during the purchase price allocation and adjusted accordingly.

In May 2005, Caesars reached an agreement to sell the Reno Hilton, and that sale, which is subject to regulatory approvals, is expected to close in fourth quarter 2005. Also included in the Caesars acquisition are the Flamingo Laughlin Casino and a hotel in Halifax, Nova Scotia, that we have determined to classify as assets held for sale in our financial statements.

In preparation for the Caesars acquisition, we engaged consultants and dedicated internal resources to plan for the merger and integration of Caesars into Harrah’s Entertainment. These costs are reflected in Merger and integration costs for Caesars acquisition in our Consolidated Condensed Statements of Income.

Harrah’s East Chicago and Harrah’s Tunica

On April 26, 2005, we completed the sale of the assets and certain related liabilities of Harrah’s East Chicago and Harrah’s Tunica to another gaming company. Prior to their sale, these properties were presented as Assets/Liabilities held for sale and as part of our discontinued operations in our Consolidated Condensed Financial Statements, and we ceased depreciation of their assets in September 2004. These properties contributed $1.5 million, net of taxes of $2.0 million, to our second quarter 2005 net income and $11.8 million, net of taxes of $10.4 million, to our net income for the first six months of 2005. In addition to these operating results, we recorded a gain, after taxes, on the sale of these two properties of approximately $19.4 million in second quarter 2005.

OPERATING RESULTS AND DEVELOPMENT PLANS

Overall

			Percentage				Percentage
	Second Quarter		Increase/		First Six Months		Increase/
	2005	2004	(Decrease)		2005	2004	(Decrease)
(In millions, except earnings per share)
Casino revenues	$1,299.6	$910.3	42.8%		$2,435.6	$1,808.2	34.7%
Total revenues	1,467.3	1,037.2	41.5%		2,724.6	2,049.6	32.9%
Income from operations	226.8	192.0	18.1%		459.7	368.3	24.8%
Income from continuing operations	84.2	84.1	0.1%		177.6	159.0	11.7%
Net income	105.8	90.2	17.3%		209.6	172.0	21.9%
Earnings per share-diluted
From continuing operations	0.67	0.74	(9.5)%		1.47	1.41	4.3%
Net income	0.84	0.79	6.3%		1.74	1.52	14.5%
Operating margin	15.5%	18.5%	(3.0	)pts	16.9%	18.0%	(1.1	)pts

Second quarter 2005 revenues and income from continuing operations increased over second quarter 2004, driven by our acquisition of Horseshoe Gaming Holding Corp. (“Horseshoe Gaming”) on July 1, 2004, our acquisition of Caesars on June 13, 2005, and higher results at many of our properties, particularly in Southern Nevada, Atlantic City and Illinois.

The properties acquired from Caesars contributed $181.1 million in revenues and $33.6 million in income from operations to our second quarter results subsequent to their acquisition.

For the six months ended June 30, 2005, revenues were up 32.9% and income from continuing operations was 11.7% higher than in the first six months of 2004. The year-over-year increases were due to including results from the acquisitions of Horseshoe Gaming and Caesars and from strong results from our Southern Nevada properties.

The executive officers of our Company review operating results, assess performance and make decisions related to the allocation of resources on a property-by-property basis. We, therefore, believe that each property is an operating segment and that it is appropriate to aggregate and present the operations of our Company as one reportable segment. In order to provide more detail in a more understandable manner than would be possible on a consolidated basis, our properties have been grouped in the following table to facilitate discussion of our operating results.

Since the properties acquired in the Caesars acquisition were owned for only 17 days of the quarter, our discussion of operating results will concentrate on the results of our non-Caesars properties.

West	East	North Central	South Central	Managed/Other
Harrah’s Reno	Harrah’s Atlantic City	Harrah’s Joliet	Harrah’s Lake Charles	Harrah’s Ak-Chin
Harrah’s/Harveys Lake Tahoe	Showboat Atlantic City	Harrah’s North Kansas City	Harrah’s New Orleans	Harrah’s Cherokee
Bill’s	Caesars Atlantic City*	Harrah’s Council Bluffs	Harrah’s Louisiana Downs	Harrah’s Prairie Band
Harrah’s Las Vegas	Bally’s Atlantic City*	Bluffs Run	Horseshoe Bossier City	Harrah’s Rincon
Rio		Harrah’s St. Louis	Horseshoe Tunica	Punta Del Este (Uruguay)*
Harrah’s Laughlin		Harrah’s Metropolis	Grand Tunica*	Windsor*
Caesars Palace*		Horseshoe Hammond	Sheraton Tunica*
Paris*		Caesars Indiana*	Grand Biloxi*
Bally’s Las Vegas*			Grand Gulfport*
Flamingo Las Vegas*

* Acquired from Caesars

West Results

			Percentage				Percentage
	Second Quarter		Increase/		First Six Months		Increase/
	2005	2004	(Decrease)		2005	2004	(Decrease)
(In millions)
Casino revenues	$262.3	$261.0	0.5%		$528.6	$508.4	4.0%
Total revenues	385.0	384.5	0.1%		772.4	748.6	3.2%
Income from operations	85.3	80.9	5.4%		170.7	155.0	10.1%
Operating margin	22.2%	21.0%	1.2	pts	22.1%	20.7%	1.4	pts

Record second quarter revenues and income from operations in 2005 were driven by results from our Southern Nevada properties, which benefited from strong market conditions, cross-market play and increased customer traffic at the Rio from the World Series of Poker. Income from operations for our Southern Nevada properties was 11.7% higher than in second quarter 2004 as a result of the higher revenues and effective cost management. On March 10, 2005, we terminated our operating agreement with MTR Gaming Group, Inc., for operation of the Las Vegas Horseshoe. Operating results for the Las Vegas Horseshoe were consolidated with our results from April 1, 2004, until March 10, 2005; however, those results were not material to our operating results. Second quarter 2005 revenues and income from operations from our Northern Nevada properties were down 5.3% and 22.1%, respectively, from second quarter 2004. Unseasonably cool weather affected second quarter visitation in Northern Nevada.

For the six months ended June 30, 2005, revenues and income from operations from our Southern Nevada properties increased 6.8% and 17.2%, respectively, driven by the same factors that drove our second quarter results. Revenues and income from operations from our Northern Nevada properties were 5.8% and 29.3%, respectively, lower than in the first six months of 2004 due to weather conditions in January 2005 that disrupted visitation and increased marketing costs.

Construction is underway on a $289 million, 949-room, 26-story hotel tower and convention center at Caesars Palace. This project also includes a fourth swimming pool, the upgrade and expansion of existing hotel registration areas, a VIP lounge, wedding chapels, new retail space and new dining and restaurant facilities. Completion of this project is scheduled for the third quarter of 2005. The remaining project cost to be paid after the acquisition date was approximately $50 million.

East Results

			Percentage				Percentage
	Second Quarter		Increase/		First Six Months		Increase/
	2005	2004	(Decrease)		2005	2004	(Decrease)
(In millions)
Casino revenues	$218.6	$206.6	5.8%		$410.6	$404.0	1.6%
Total revenues	205.3	193.9	5.9%		388.6	375.7	3.4%
Income from operations	53.2	52.1	2.1%		96.1	96.7	(0.6)%
Operating margin	25.9%	26.9%	(1.0	)pt	24.7%	25.7%	(1.0	)pt

Second quarter 2005 revenues for our Atlantic City properties increased 5.9% over second quarter last year, and income from operations was up 2.1% over second quarter 2004. Increased visitation, effective marketing promotions and greater operational efficiencies contributed to gains at Harrah’s Atlantic City and the Showboat.

For the first six months of 2005, revenues were 3.4% higher and income from operations was 0.6% lower than in the first six months of 2004. Aggressive competition and poor weather early in the first quarter impacted 2005 results.

Construction was completed in July 2005 on a House of Blues Club at our Showboat property in Atlantic City. This approximate $68.5 million project added a range of amenities to the property, including a concert hall, nightclub and restaurant, and a private member “Foundation Room.” As of June 30, 2005, $45.8 million had been spent on this project.

At Caesars Atlantic City a new approximately $83.7 million parking garage adjacent to the casino opened July 1, 2005. The remaining project cost to be paid after the acquisition date was approximately $9.7 million.

North Central Results

			Percentage				Percentage
	Second Quarter		Increase/		First Six Months		Increase/
	2005	2004	(Decrease)		2005	2004	(Decrease)
(In millions)
Casino revenues	$401.2	$274.8	46.0%		$797.6	$547.6	45.7%
Total revenues	392.4	273.0	43.7%		781.1	541.0	44.4%
Income from operations	71.2	66.7	6.7%		146.1	108.9	34.2%
Operating margin	18.1%	24.4%	(6.3	)pts	18.7%	20.1%	(1.4	)pts

Harrah’s East Chicago was sold in April 2005. Due to our decision to sell this property, results of Harrah’s East Chicago are classified as discontinued operations, and the property is not included in our North Central grouping.

Chicagoland/Illinois—Combined second quarter 2005 revenues and income from operations at Harrah’s Joliet, Harrah’s Metropolis and Horseshoe Hammond more than doubled last year’s second quarter revenues and income from operations due primarily to the addition of results from Horseshoe Hammond, which was acquired on July 1, 2004. Horseshoe Hammond contributed $101.0 million in revenues and $21.3 million in income from operations in second quarter 2005.

For the first six months of 2005, combined revenues and income from operations at Harrah’s Joliet, Harrah’s Metropolis and Horseshoe Hammond were more than double 2004 levels due to Horseshoe Hammond, which contributed $203.0 million in revenues and $43.1 million in income from operations in the first six months of 2005.

Construction is underway on a 258-room hotel and event center at Harrah’s Metropolis. This project is expected to cost approximately $70 million and completion is targeted for second quarter 2006. As of June 30, 2005, $9.4 million had been spent on this project.

Missouri—Combined second quarter 2005 revenues at our Missouri properties increased 7.4%, driven by gains at our St. Louis property due to recent capital investments, including a 210-room hotel tower that opened in third quarter 2004. Income from operations was 7.2% below last year’s second quarter due primarily to construction disruptions at Harrah’s North Kansas City property, where a $126 million expansion and property enhancement project broke ground in second quarter 2004. This project, which will add a 206-room hotel addition, new restaurants and other amenities, will open over the course of the last half of 2005. As of June 30, 2005, $68.4 million had been spent on this project.

For the six months ended June 30, 2005, combined revenues and income from operations were 9.0% and 3.3% higher, respectively, than in the six months ended June 30, 2004.

Iowa—Revenues for second quarter 2005 from our Iowa properties were level with second quarter 2004 revenues, but income from operations was 63.5% below second quarter 2004 due to a favorable adjustment in second quarter 2004 to gaming tax accruals in response to Iowa legislation passed in April 2004. Excluding the favorable adjustment in 2004, income from operations for second quarter 2005 was down 5.8% below second quarter 2004.

For the six months ended June 30, 2005, revenues were 1.9% higher than in the first six months of 2004, but income from operations was 39.7% below the first six months of 2004 due to the favorable gaming tax accrual in 2004, partially offset by lower gaming taxes in 2005 following the resolution of the gaming tax rate issues discussed below. Excluding the favorable adjustment in 2004, income from operations for the first six months of 2005 increased 19.3% over the first six months of 2004.

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

In April 2004, the Iowa legislature passed legislation to effectively settle the issues regarding the gaming tax rates. The new legislation provides for a tax rate of 22% for both riverboats and racetracks effective July 1, 2004. However, racetracks have the option to conduct table games and video games that simulate table games by paying a $10 million fee to the State and a gaming tax rate of 24%. Twenty percent of the $10 million fee could be used to offset wagering taxes for each of the five fiscal years beginning July 1, 2008. We plan to add table games to the Bluffs Run facility in conjunction with the rebranding, renovation and expansion of that facility (see discussion below), and in second quarter 2005, we paid the $10 million fee to the State.

In accordance with previous agreements and as additional purchase price consideration, a payment of approximately $73 million was made to Iowa West Racing Association (“Iowa West”), the entity holding the pari-mutuel and gaming license for the Bluffs Run Casino and with whom we have a management agreement to operate that property. The additional payment to Iowa West increased goodwill attributed to the Bluffs Run property. The payment to Iowa West assumed we will operate table games at Bluffs Run and pay a 24% tax rate; however, Iowa West has taken the position that the purchase price adjustment should be based on a tax rate of 20%, which would result in an additional $19.6 million payment to Iowa West. If an additional payment is required, it will increase goodwill attributed to this property. We anticipate that the issue will be resolved by arbitration during 2005.

In fourth quarter 2004, we announced plans to rebrand the Bluffs Run Casino under the Horseshoe brand as part of an $85 million renovation and expansion of that property. The property’s greyhound racetrack will remain in operation and retain the Bluffs Run brand. Construction began in February 2005 with completion scheduled for the first quarter of 2006. As of June 30, 2005, $13.1 million had been spent on this project.

South Central Results

			Percentage				Percentage
	Second Quarter		Increase/		First Six Months		Increase/
	2005	2004	(Decrease)		2005	2004	(Decrease)
(In millions)
Casino revenues	$282.2	$167.7	68.3%		$563.4	$347.9	61.9%
Total revenues	277.4	167.0	66.1%		553.2	347.8	59.1%
Income from operations	39.3	19.9	97.5%		86.3	47.2	82.8%
Operating margin	14.2%	11.9%	2.3	pts	15.6%	13.6%	2.0	pts

Harrah’s Tunica was sold in April 2005. Due to our decision to sell this property, results of Harrah’s Tunica are classified as discontinued operations, and the property is not included in our South Central grouping.

Combined second quarter 2005 revenues from our South Central properties were 66.1% higher than in second quarter 2004, and income from operations was 97.5% higher than last year’s second quarter. The increases are due to results from Horseshoe Bossier City and Horseshoe Tunica, which were acquired on July 1, 2004, and higher results from Harrah’s New Orleans and Harrah’s Louisiana Downs, where the permanent facility opened in second quarter 2004 with 1,400 slot machines compared to the 900 that were in service in first quarter 2004. Increases were partially offset by the loss of revenues and income from operations from Harrah’s Shreveport, which was sold in second quarter 2004.

For the first six months of 2005, revenues from our South Central properties were 59.1% higher than in the first six months of 2004, and income from operations was 82.8% higher.

Horseshoe Bossier City and Horseshoe Tunica contributed $118.7 million in revenues and $21.0 million in income from operations in second quarter 2005 and $239.3 million in revenues and $42.7 million in income from operations in the first six months of 2005.

Construction began in second quarter 2004 on a 26-story, 450-room, $150 million hotel tower at Harrah’s New Orleans. The property does not currently operate a hotel, although it does utilize rooms at third-party hotels. The hotel is expected to open in the first quarter of 2006. As of June 30, 2005, $43.1 million had been spent on this project.

Managed Casinos and Other

Our managed and other results were higher than in second quarter 2004 primarily due to increased business volumes at managed properties following the completion of expansion projects.

In second quarter 2005, we announced that we will not seek to renew the management contract for Harrah’s Prairie Band Casino when it expires in January 2008.

Construction began in January 2004 on a $60 million expansion of Harrah’s Cherokee Smoky Mountains Casino in Cherokee, North Carolina, that included a 15-story hotel tower with approximately 320 rooms, which opened in July 2005.

Construction costs of Indian casinos and hotels have been funded by the tribes or by the tribes’ debt, some of which we guarantee. See DEBT AND LIQUIDITY for further discussion of our guarantees of debt related to Indian projects.

Other Factors Affecting Net Income

			Percentage				Percentage
	Second Quarter		Increase/		First Six Months		Increase/
	2005	2004	(Decrease)		2005	2004	(Decrease)
(In millions)
(Income)/expense
Development costs	$6.7	$6.1	9.8%		$12.4	$9.4	31.9%
Write-downs, reserves and recoveries	22.4	(5.0)	N/M		25.1	(1.7)	N/M
Project opening costs	3.6	3.9	(7.7)%		5.5	5.9	6.8%
Corporate expense	21.9	15.8	38.6%		38.2	30.5	25.2%
Merger and integration costs for Caesars acquisition	16.7	—	N/M		20.7	—	N/M
Amortization of intangible assets	3.5	1.2	N/M		7.0	2.5	N/M
Interest expense, net	89.4	58.8	52.0%		168.6	117.1	44.0%
Loss on early extinguishment of debt	—	—	—		2.2	—	N/M
Other income	(3.2)	(1.9)	68.4		(3.1)	(4.1)	(24.4)%
Effective tax rate	38.8%	36.8%	2.0	pts	38.0%	36.7%	1.3	pts
Minority interests	$3.0	$2.0	50.0%		$5.5	$4.0	37.5%
Discontinued operations, net of income taxes	21.6	6.1	N/M		32.0	13.0	N/M

N/M = Not Meaningful

Development costs for second quarter and first six months of 2005 were higher than in the second quarter and the first six months last year due to increased development activities in many jurisdictions, including international jurisdictions, considering allowing development and operation of casinos or casino-like operations.

Write-downs, reserves and recoveries for second quarter 2005 consisted of a $10.0 million contribution to Harrah’s Foundation, a 501(c)(3) non-profit corporation that provides charitable contributions to qualifying organizations in the communities where employees of Harrah’s Entertainment and its subsidiaries work, a litigation settlement, buy-out of a contract and charges to record asset impairments, project write-offs, demolition costs, and other nonroutine transactions.

Project opening costs include costs incurred in connection with the integration of acquired properties into Harrah’s Entertainment’s systems and technology and costs incurred in connection with expansion and renovation projects at various properties.

Corporate expense increased 38.6% in second quarter 2005 and 25.2% in the six months ended June 30, 2005, from the periods last year due primarily to higher executive compensation and aviation expenses and to increased costs subsequent to the acquisition of Caesars.

Merger and integration costs for the Caesars acquisition include costs for consultants and dedicated internal resources to plan for the merger and integration of Caesars into Harrah’s Entertainment.

Amortization of intangible assets was higher in second quarter and the first six months of 2005 due to amortization of intangible assets acquired from Horseshoe Gaming on July 1, 2004. At June 30, 2005, the amount of the purchase price for Caesars in excess of the value assigned to tangible assets has been classified as goodwill. As a result, amortization expense does not include estimates of amortization that may arise from the allocation of a portion of the purchase price to identifiable intangible assets. The identification and valuation of identifiable intangible assets, estimated useful lives and amortization periods will be determined during the purchase price allocation process.

Interest expense increased in second quarter 2005 from 2004 due to increased borrowings related to our acquisitions of Horseshoe Gaming and Caesars and to higher interest rates on our variable rate debt. The average interest rate on our variable-rate debt, excluding the impact of our swap agreements, was 3.9% and 2.2% at June 30, 2005 and 2004, respectively. A change in interest rates will impact our financial results. For example, assuming a constant outstanding balance for our variable-rate debt for the next twelve months, a hypothetical 1% change in corresponding interest rates would change interest expense for the next twelve months by approximately $36.8 million, or $9.2 million per quarter. Our variable-rate debt, including $800 million of fixed-rate debt for which we have entered into interest rate swap agreements, represents approximately 35% of our total debt, while our fixed-rate debt is approximately 65% of our total debt. (For discussion of our interest rate swap agreements, see DEBT AND LIQUIDITY, Interest Rate Swap Agreements.)

The 2005 Loss on early extinguishment of debt represents premiums paid and the write-off of unamortized deferred financing costs associated with the portion of our 7.875% Senior Subordinated Notes due in December 2005 that were retired in February 2005.

Other income was higher in second quarter 2005 than in second quarter last year due to higher interest income on the cash surrender value of life insurance policies, receipt of a death benefit and collection of a previously reserved investment.

The effective tax rates for both periods are higher than the federal statutory rate due primarily to state income taxes. Our effective tax rate was higher in second quarter 2005 than in second quarter last year due to the change in the mix of taxable income among various states and the addition of foreign income subsequent to our acquisition of Caesars. Our effective tax rate for the first six months of 2005 was also affected by changes in the expected permanent differences arising from company-owned life insurance policies.

Minority interests reflect minority owners’ shares of income from our majority-owned subsidiaries.

Discontinued operations reflect the results of Harrah’s East Chicago and Harrah’s Tunica through the date of their sale in April 2005, including the gain on the sale, and beginning June 13, 2005, the operating results of Reno Hilton, Flamingo Laughlin and a hotel in Halifax, Nova Scotia.

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

Our planned development projects, if they go forward, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. Cash needed to finance projects currently under development as well as additional projects pursued is expected to be made available from operating cash flows, bank borrowings (see DEBT AND LIQUIDITY), joint venture partners, specific project financing, guarantees of third-party debt and, if necessary, additional debt and/or equity offerings. Our capital spending for the first six months of 2005 totaled approximately $482.0 million, excluding our acquisition of Caesars. Estimated total capital expenditures for 2005 are expected to be between $1.0 billion and $1.3 billion, excluding development opportunities that we have not yet identified.

DEBT AND LIQUIDITY

We generate substantial cash flows from operating activities, as reflected on the Consolidated Condensed Statements of Cash Flows. These cash flows reflect the impact on our consolidated operations of the success of our marketing programs, our strategic acquisitions and on-going cost containment focus. For the first six months of 2005 and 2004, we reported cash flows from operating activities of $83.8 million and $335.2 million, respectively.

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

Our cash and cash equivalents totaled approximately $643.0 million at June 30, 2005, compared to $381.2 million at June 30, 2004.

At June 30, 2005, $932.2 million, face amount, of debt due in December 2005, including $400.0 million, face amount, assumed in the Caesars acquisition, is classified as long-term in our Consolidated Condensed Balance Sheets because the Company has both the intent and the ability to refinance these notes. The majority of the remaining balance of our debt is due in the year 2007 and beyond. Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows. Long-term obligations are expected to be paid through operating cash flows, refinancing of debt, joint venture partners or, if necessary, additional debt and/or equity offerings.

Debt Assumed in Acquisition of Caesars

The following debt was assumed in our acquisition of Caesars.

Face Amount
(In millions)
7.875% Senior Subordinated Notes, due 2005	$400.0
8.5% Senior Notes, due 2006	400.0
7.5% Senior Notes, due 2009	425.0
7.0% Senior Notes, due 2013	300.0
9.375% Senior Subordinated Notes, due 2007	500.0
8.875% Senior Subordinated Notes, due 2008	400.0
7.875% Senior Subordinated Notes, due 2010	375.0
8.125% Senior Subordinated Notes, due 2011	350.0
Floating Rate Contingent Convertible Senior Notes, due 2024	375.0
Other	50.3
Total	$3,575.3

We recorded the above debt at its market value, which, at June 13, 2005, was $3,851.8 million. The debt was assumed by Harrah’s Operating Company, Inc., a wholly-owned subsidiary of Harrah’s Entertainment, and is guaranteed by Harrah’s Entertainment.

Included in the debt assumed in the Caesars acquisition is $375 million Floating Rate Contingent Convertible Senior Notes due 2024. The notes bear interest at an annual rate equal to the three-month LIBOR, adjusted quarterly. The interest rate on these notes was 3.1% at June 30, 2005. The notes are convertible into cash and shares of common stock in the following circumstances:

•       during any fiscal quarter, if the closing sale price of the Company’s common stock for 20 out of the last 30 consecutive trading days during the previous quarter is more than 120% of the Conversion Price of the notes;

•       the Company has called the notes for redemption and the redemption has not yet occurred;

•       during the five trading day period immediately after any five consecutive trading day period in which the trading price of the notes per $1,000 principal amount for each day of such period was less than 95% of the product of the closing sale price of the Company’s common stock on such day multiplied by the number of shares issuable upon conversion; provided that, if on such date, the common stock price is between the Conversion Price and 120% of the Conversion Price, as defined, then the holders will receive the principal amount of the notes surrendered plus accrued but unpaid interest; or

•       upon the occurrence of specified corporate transactions as defined in the indenture covering these notes.

Holders may convert any outstanding notes into cash and shares of the Company’s common stock at an initial conversion price per share of $68.65 (the “Conversion Price”). This represents a conversion rate of approximately 14.5666 shares of common stock per $1,000 principal amount of notes (the “Conversion Rate”). Subject to certain exceptions described in the indenture covering these notes, at the time the notes are tendered for conversion the value (the “Conversion Value”) of the cash and shares of the Company’s common stock, if any, to be received by a holder converting $1,000 principal amount of the notes will be determined by multiplying the Conversion Rate by the “Ten Day Average Closing Stock Price,” which equals the average of the closing per share prices of the Company’s common stock on the New York Stock Exchange on the ten consecutive trading days beginning on the second trading day following the day the notes are submitted for conversion. The Conversion Value will be delivered to holders as follows: (1) an amount in cash (the “Principal Return”) equal to the lesser of (a) the aggregate Conversion Value of the notes to be converted and (b) the aggregate principal amount of the notes to be converted, and (2) if the aggregate Conversion Value of the notes to be converted is greater than the Principal Return, any amount in shares (the “Net Shares”) equal to the aggregate Conversion Value less the Principal Return (the “Net Share Amount”). The Company will pay the Principal Return and deliver the Net Shares, if any, as promptly as practicable after determination fo the Net Share Amount. The number of Net Shares to be paid will be determined by dividing the Net Share Amount by the Ten Day Average Closing Stock Price.

The Conversion Price will decrease when cash dividends are declared so that the Conversion Price will equal the price determined by multiplying the Conversion Price in effect immediately prior to the record date for such dividend by a fraction, (i) the numerator of which shall be the average of the pre-dividend sale price, as defined in the agreement, minus the amount of the cash dividend, and (ii) the denominator of which shall be the pre-dividend sale price.

The notes are redeemable by the Company at any time on or after April 20, 2009, at 100 percent of the principal amount of the notes plus accrued and unpaid interest. Holders may require the Company to purchase all or a portion of these notes on April 15, 2009, 2014, and 2019 at 100 percent of the principal amount of the notes plus accrued and unpaid interest. The notes are unsecured obligations, rank equal with our other senior indebtedness and are senior to all of our subordinated indebtedness.

Credit Agreement

As of December 31, 2004, our credit facilities (the “Credit Agreement”) provided for up to $2.5 billion in borrowings, maturing on April 23, 2009. In January 2005, an agreement was reached to amend the Credit Agreement, which increased our borrowing capacity from $2.5 billion to $4.0 billion. The amendment also contains a provision that will allow a further increase in the borrowing capacity to $5.0 billion, if mutually acceptable to the Company and the lenders, and lowered the combined interest spread from LIBOR plus 110 basis points to LIBOR plus 87.5 basis points. The amended agreement became effective upon the satisfaction of various closing conditions, including the closing of our acquisition of Caesars. Other significant terms and conditions of the Credit Agreement, including the maturity date of April 2009, did not change. As of June 30, 2005, the Credit Agreement bore interest based upon 70 basis points over LIBOR and bore a facility fee for borrowed and unborrowed amounts of 17.5 basis points, a combined 87.5 basis points. At our option, we may borrow at the prime rate under the Credit Agreement. As of June 30, 2005, $2.14 billion in borrowings was outstanding under the Credit Agreement with an additional $106.9 million committed to back letters of credit. After consideration of these borrowings, but before consideration of amounts borrowed under the commercial paper program, $1.75 billion of additional borrowing capacity was available to the Company as of June 30, 2005.

Interest Rate Swap Agreements

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

As of June 30, 2005, we were a party to eight interest rate swaps, including four assumed in the Caesars acquisition, for a total notional amount of $800 million. These interest rate swaps serve to manage the mix of our debt between fixed and variable rate instruments by effectively converting fixed rates associated with long-term debt obligations to floating rates. The major terms of the interest rate swaps are as follows.

Effective Date	Notional Amount	Fixed Rate Received	Variable Rate Paid as of June 30, 2005	Next Reset Date	Maturity Date
	(In millions)
Dec. 29, 2003	$50	7.875%	9.364%	—	Dec. 15, 2005
Dec. 29, 2003	150	7.875%	9.368%	—	Dec. 15, 2005
Jan. 30, 2004	200	7.125%	7.759%	Dec. 1, 2005	June 1, 2007
Feb. 2, 2004	100	7.875%	9.386%	—	Dec. 15, 2005
Sept. 19, 2003*	75	7.000%	6.144%	Oct. 15, 2005	Apr. 15, 2013
Sept. 19, 2003*	75	7.000%	6.136%	Oct. 15, 2005	Apr. 15, 2013
Nov. 12, 2003*	75	7.000%	5.866%	Oct. 15, 2005	Apr. 15, 2013
Nov. 12, 2003*	75	7.000%	5.851%	Oct. 15, 2005	Apr. 15, 2013

*    Assumed in our acquisition of Caesars. The variable rates on the swaps acquired from Caesars are set in arrears and are estimated at June 30, 2005, based on a forward LIBOR rate.

The Company’s four original interest rate swaps qualify for the “shortcut” method allowed under SFAS No. 133, which allows for an assumption of no ineffectiveness. The interest rate swaps assumed in our acquisition of Caesars do not qualify for the “shortcut” method; however, they are highly effective. The income statement impact from changes in the fair value of the hedging instruments for our swap agreements was not material during any of the periods reported. The net effect of the above swaps increased our second quarter and first six months 2005 interest expense by $0.3 million and $0.6 million, respectively, and reduced our second quarter and first six months 2004 interest expense by $1.5 million and $2.7 million, respectively.

Commercial Paper

To provide the Company with cost-effective borrowing flexibility, we have a $200 million commercial paper program that is used to borrow funds for general corporate purposes. At June 30, 2005, $118.1 million was outstanding under this program.

Senior Floating Rate Notes

In February 2005, we issued $250 million of Senior Floating Rate Notes due in 2008 in a Rule 144A private placement. We agreed to, upon the request by holders of a majority in aggregate principal amount of the Senior Floating Rate Notes then outstanding, exchange the private placement offering with fully registered Senior Floating Rate Notes. If the exchange offer does not provide the holders of the Senior Floating Rate Notes freely transferable securities, we may be required to file a shelf registration statement that would allow them to resell the Senior Floating Rate Notes in the open market, subject to certain restrictions. At June 30, 2005, the interest rate on these notes was 3.83%.

Offering of 5.625% Senior Notes

In May 2005, we issued $750 million of 5.625% Senior Notes due 2015 in a Rule 144A private placement. We agreed to offer to exchange the 5.625% Senior Notes issued in private placement with the fully registered 5.625% Senior Notes within 210 days of issuance. Should we fail to complete the registration and related exchange offer for the 5.625% Senior Notes, the interest rate will increase by up to 0.5% per annum. However, we expect to complete the exchange offer within the required period of time.

In anticipation of issuing this debt and to partially hedge the risk of future increases to the treasury rate, we entered into agreements in the fourth quarter of 2004 and the first quarter of 2005 to lock in existing ten-year rates to hedge against such increases on $500 million of the debt issued. Changes in the fair values of the treasury rate lock agreements were recorded as a component of other comprehensive income and are being reclassified to earnings over the ten-year life of this debt. The treasury locks resulted in an effective rate of 5.86% on this debt.

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

Equity Repurchase Program

In November 2004, our Board of Directors authorized the purchase of 3.5 million shares of common stock in the open market and negotiated purchases through the end of 2005. As of June 30, 2005, no shares have been repurchased under this authorization.

Shares Outstanding

In connection with the Caesars acquisition, we issued 67.9 million shares of Harrah’s Entertainment common stock. Since these additional shares were outstanding only 17 days of the quarter, our average shares outstanding calculation was only partially impacted in second quarter by the transaction.

Cash Dividends

In April 2005, the Company declared a cash dividend of 33 cents per share, which was paid on May 25, 2005, to shareholders of record as of the close of business on May 11, 2005. The Company has paid quarterly cash dividends since third quarter 2003. Subsequent to the end of second quarter 2005, our Board of Directors increased the regular quarterly cash dividend ten percent to 36.25 cents per share, payable on August 24, 2005, to shareholders of record as of the close of business on August 10, 2005.

Guarantees of Third-Party Debt and Other Obligations and Commitments

The table below summarizes total material additions to or changes in our contractual obligations and other commitments, which were disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our 2004 Annual Report on Form 10-K.

	Increase/(Decrease)	Amount of Increase/(Decrease) Attributable to Acquisition of Caesars	Total Obligation
(In millions)
Contractual Obligations
Debt	$5,047.4	$3,567.8	$10,200.3
Estimated interest payments(a)	2,794.7	1,128.2	2,794.7
Operating lease obligations	978.5	621.2	1,546.2
Purchase order obligations	57.8	50.0	76.0
Guaranteed payments to State of Louisiana	30.2	—	165.0
Construction commitments	154.1	112.9	477.7
Other contractual obligations	175.9	147.7	328.6
Other Commitments
Guarantees of loans	(9.5)	—	282.5
Minimum payments to tribes	(7.2)	—	88.9
Letters of credit	47.1	48.9	106.9

(a)           Estimated interest payments were not included in our disclosure in our 2004 Annual Report on Form 10-K. Estimated interest for variable rate debt is based on rates at 6/30/05.

The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments, pursuant to these contracts for the four managed Indian-owned facilities now open, which extend for periods of up to 77 months from June 30, 2005, is $1.2 million. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.

We may guarantee all or part of the debt incurred by Indian tribes, with which we have entered management contracts, to fund development of casinos on the Indian lands. For all existing guarantees of Indian debt, we have obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, that the value of such property would satisfy our obligations in the event these guarantees were enforced. Additionally, we have received limited waivers from the Indian tribes of their sovereign immunity to allow us to pursue our rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken. The aggregate outstanding balance of such debt as of June 30, 2005, was $259.5 million.

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

Although, historically, the short-term effect of such competitive developments on our operating results generally has been negative, we are not able to determine the long-term impact, whether favorable or unfavorable, that development and expansion trends and events will have on current or future markets. We believe that the geographic diversity of our operations; our focus on multi-market customer relationships; our service training, our rewards and customer loyalty programs; and our continuing efforts to establish our brands as premier brands upon which we have built strong customer loyalty have well-positioned us to face the challenges present within our industry. We utilize the unique capabilities of WINet, a sophisticated nationwide customer database, and Total Rewards, a nationwide loyalty program that allows our customers to earn cash, comps and other benefits for playing at our casinos. We believe these sophisticated marketing tools provide us with competitive advantages, particularly with players who visit more than one market.

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

Addition of International Operations

The acquisition of Caesars included certain properties located in countries outside the United States. International operations are subject to inherent risks including variation in local economies, currency fluctuation, greater difficulty in accounts receivable collection, trade barriers, burden of complying with a variety of international laws and political and economic instability.

In addition, Caesars had announced plans to develop and operate a casino in the United Kingdom, partnering with Quintain Estates and Development Group, at the Wembley National Soccer Stadium. The statutory gaming laws of the United Kingdom were reformed in April 2005. The legislation authorized one “regional” casino, which is anticipated to have approximately 1,250 U.S.-style slot machines. The location of the regional casino has not been determined. Published reports have indicated that the location will be determined based on regeneration benefits.

Harrah’s Entertainment and Keppel Land Ltd., a Singapore property developer, plan to submit joint proposals to the Singapore Tourism Board for the development of two integrated resorts in the Republic of Singapore.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

We prepare our Consolidated Condensed Financial Statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated lives assigned to our assets, the determination of bad debt, asset impairment, fair value of guarantees and self-insurance reserves, the purchase price allocations made in connection with our acquisitions and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our significant accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2004 Annual Report on Form 10-K. There were no newly identified significant accounting estimates in first six months of 2005, nor were there any material changes to the critical accounting policies and estimates discussed in our 2004 Annual Report.

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

In September 2004, the Emerging Issues Task Force reached a consensus on Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” which addresses when contingently convertible instruments should be included in diluted earnings per share. Per the consensus, contingently convertible instruments should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus is to be applied to reporting periods ending after December 15, 2004. The dilutive effect of the contingently convertible instruments assumed in our acquisition of Caesars is included in our diluted earnings per share calculation for the period ended June 30, 2005.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations-an interpretation of FASB Statement No. 143” (FIN 47), to address diverse accounting practices with respect to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing or method of settlement of the obligation are conditional on a future event. FIN 47 is effective no later than December 31, 2005, for calendar year companies. We are currently evaluating the provisions of FIN 47 to determine the impact, if any, to our Company.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle, as well as to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

•       our ability to timely and cost-effectively integrate into our operations the companies that we acquire, including with respect to our acquisition of Caesars;

•       access to available and feasible financing on a timely basis;

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

Item 3.                        Quantitative and Qualitative Disclosure About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed-rate and variable-rate obligations. Of our approximate $10.4 billion total debt at June 30, 2005, $3.7 billion, including $800 million of fixed-rate debt for which we have entered into interest rate swap agreements, is subject to variable interest rates. For our fixed-rate debt subject to interest rate swap agreements, the average interest rate received was 7.4% at June 30, 2005, compared to 7.7% average interest rate paid on the swaps. The average interest rate on our variable-rate debt, excluding the impact of our swap agreements, was 3.9% at June 30, 2005. Assuming a constant outstanding balance for our variable rate debt for the next twelve months, a hypothetical 1% change in interest rates would change interest expense for the next twelve months by approximately $36.8 million.

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. We also utilize treasury rate locks to hedge the risk of future treasury rate increases for certain forecasted debt issuances. We do not purchase or hold any derivative financial instruments for trading purposes.

Foreign currency translation gains and losses were not material to our results of operations for second quarter 2005. Although, in connection with our acquisition of Caesars, we have ownership interests in businesses in foreign countries, these operations are not material to our consolidated financial position, results of operations or cash flows. Accordingly, we are not currently subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future operating results or cash flows.

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

(b)   Changes in internal controls.

On June 13, 2005, the Company completed the purchase of Caesars. The Company is in the process of integrating the Caesars operations and will be conducting control reviews pursuant to the Sarbanes-Oxley Act of 2002. Excluding the Caesars acquisition, there have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. See Note 4 to our Consolidated Condensed Financial Statements included in Item 1 for discussion of the acquisition and related financial data.

PART II—OTHER INFORMATION

Item 4.                        Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of Harrah’s Entertainment, Inc. held on April 28, 2005, the following matters set forth in the Company’s Proxy Statement dated March 3, 2005, were voted upon with the results indicated below.

(1)         The nominees listed below were elected as Class III directors for a three-year term ending at the 2008 Annual Meeting with the respective votes set forth opposite their names:

	FOR	WITHHELD
Barbara T. Alexander	102,723,471	1,068,653
Frank J. Biondi, Jr.	98,408,512	5,383,612
Robert G. Miller	99,680,109	4,112,015
Christopher J. Williams	103,128,189	663,935

In addition to the above directors, the terms of the following directors continued after the meeting: Joe M. Henson, R. Brad Martin, Gary G. Michael, Ralph Horn, Gary W. Loveman, and Boake A. Sells.

(2)         A proposal to ratify the appointment of Deloitte & Touche LLP to serve as the independent registered public accounting firm of the Company for the 2005 calendar year was approved, with 102,700,733 votes cast FOR, 976,122 votes cast AGAINST, and 115,269 abstentions.

Item 6.                        Exhibits.

3.1	Certificate of Amendment of Certificate of Incorporation dated June 9, 2005. (Incorporated by reference from the Company’s Registration Statement on Form S-3/A filed on July 1, 2005.)
4.1

Certificate of Amendment of Certificate of Designations of Series A Special Stock of Harrah’s Entertainment, Inc., dated June 23, 2005. (Incorporated by reference to the Company’s Current Report on Form 8-K filed June 28, 2005.)

4.2

Third Amendment, dated as of June 23, 2005, to Rights Agreement, dated as of October 5, 1996, between Harrah’s Entertainment, Inc. and The Bank of New York. (Incorporated by reference to the Company’s Registration Statement on Form S-3/A filed on July 1, 2005.)

4.3

Indenture dated as of December 21, 1998 by and among Park Place Entertainment Corporation and First Union National Bank, as trustee, with respect to $400 million aggregate principal amount of 7 7/8% Senior Subordinated Notes due 2005 (Incorporated by reference to Exhibit 4.5 to the Form 8-K of Caesars Entertainment, Inc. filed with the Commission on January 8, 1999.)

*4.4	Indenture, dated as of November 9, 1999 between Park Place Entertainment Corporation, as Issuer, and Norwest Bank Minnesota, N.A., as Trustee.
4.5

Officers’ Certificate dated as of November 9, 1999 with respect to $400 million principal amount of 8.5% Senior Notes due 2006. (Incorporated by reference to the Form 8-K of Caesars Entertainment, Inc. filed with the Commission on November 12, 1999.)

4.6

Indenture dated as of February 22, 2000 by and among Park Place Entertainment Corporation and Norwest Bank Minnesota, N.A., with respect to $500 million aggregate principal amount of 9 3/8% Senior Subordinated Notes due 2007. (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Caesars Entertainment, Inc. filed with the Commission on March 22, 2000.)

4.7

Officers’ Certificate dated as of September 12, 2000 with respect to $400 million principal amount of 8.875% Senior Subordinated Notes due 2008. (Incorporated by reference to the Form 8-K of Caesars Entertainment, Inc. filed with the Commission on September 19, 2000.)

4.8

Indenture dated as of May 14, 2001 by and among Park Place Entertainment Corporation and Wells Fargo Bank Minnesota, N.A., with respect to the 8.125% Senior Subordinated Notes due 2011 (Incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-4 of Caesars Entertainment, Inc. with the Commission on June 7, 2001.)

4.9

Indenture dated as of August 22, 2001 by and among Park Place Entertainment Corporation and Wells Fargo Bank Minnesota, N.A., with respect to the 7.50% Senior Notes due 2009 (Incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-4 of Caesars Entertainment, Inc. filed with the Commission on September 21, 2001.)

4.10

Registration Rights Agreement dated as of August 22, 2001 by and among Park Place Entertainment Corp. and Credit Suisse First Boston Corporation, Banc of America Securities LLC, Deutsche Bank Alex. Brown Inc., Dresdner Kleinwort Wassterstein-Grantchester, Inc., BNY Capital Markets, Inc., Commerzbank Capital Markets Corporation, First Union Securities, Inc., Fleet Securities, Inc., Scotia Capital (USA) Inc., SG Cowen Securities Corporation and Wells Fargo Brokerage Services, LLC (Incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-4 of Caesars Entertainment, Inc. filed with the Commission on September 21, 2001.)

4.11

Indenture dated as of April 11, 2003 by and among Park Place Entertainment Corporation and U.S. Bank National Association, with respect to $300 million aggregate principal amount of 7% Senior Subordinated Notes due 2013 (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Caesars Entertainment, Inc. filed with the Commission on April 29, 2003.)

4.12

Indenture dated as of March 14, 2002 by and among Park Place Entertainment Corporation and Wells Fargo Bank Minnesota, National Association, with respect to $375 million aggregate principal amount of 7 7/8% Senior Subordinated Notes due 2010 (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Caesars Entertainment, Inc. filed with the Commission on April 12, 2002.)

4.13

Indenture dated as of April 7, 2004 by and among Caesars Entertainment, Inc., and U.S. Bank National Association with respect to the Floating Rate Contingent Convertible Senior Notes Due 2024 (Incorporated by reference to Exhibit 4.2 to the Form 10-Q of Caesars Entertainment, Inc. filed with the Commission on May 10, 2004.)

4.14

Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, with respect to the 5.625% Senior Notes due 2015. (Incorporated by reference to the Company’s Current Report on Form 8-K filed June 3, 2005.)

4.15

Registration Rights Agreement dated May 27, 2005 among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., as Guarantor, and the Initial Purchasers, as set forth therein, with respect to the 5.625% Senior Notes due 2015. (Incorporated by reference to the Company’s Current Report on Form 8-K filed June 3, 2005.)

*4.16

First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of December 21, 1998, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wachovia Bank, National Association, as Trustee, with respect to the 7 7/8% Senior Subordinated Notes due 2005.

*4.17

First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of November 9, 1999, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 8.5% Senior Notes due 2006 and the 8.875% Senior Subordinated Notes due 2008.

*4.18

First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of February 22, 2000, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 9 3/8% Senior Subordinated Notes due 2007.

*4.19

First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of May 14, 2001, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 8 1/8% Senior Subordinated Notes due 2011.

*4.20

First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of August 22, 2001, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7.50% Senior Notes due 2009.

*4.21

First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of March 14, 2002, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7 7/8% Senior Subordinated Notes due 2010.

*4.22

First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of April 11, 2003, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013.

4.23

Second Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of April 7, 2004, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and U.S. Bank National Association, as Trustee, with respect to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit filed with the Registration Statement on Form S-3/A of Harrah’s Entertainment, Inc., File No. 333-12566, filed July 1, 2005.)

*10.1

Purchase Agreement, dated May 19, 2005, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., and the Initial Purchasers, as set forth therein, with respect to the 5.625% Senior Notes due 2015.

10.2

Park Place Entertainment Corporation 1998 Stock Incentive Plan. (Incorporated by reference to the exhibit filed with the Registration Statement of Caesars Entertainment, Inc. on Form S-8, filed on December 22, 1998); and the 1998 Stock Incentive Plan, as amended May 11, 2001. (Incorporated by reference the exhibit filed with the Registration Statement of Caesars Entertainment, Inc. on Form S-8, filed on July 31, 2001.)

10.3

Restated Park Place Entertainment Corporation Executive Deferred Compensation Plan as Restated and Amended effective January 1, 2000. (Incorporated by reference to the exhibit filed with Caesars Entertainment, Inc.’s Annual Report on Form 10-K, filed on March 18, 2002).

10.4

The Restated Park Place Entertainment Corporation Executive Deferred Compensation Plan, as restated and amended effective January 1, 2002. (Incorporated by reference to the exhibit filed with Caesars Entertainment, Inc.’s Annual Report on Form 10-K, filed on March 28, 2003.)

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2005.
*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2005.
*32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2005.
*32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2005.

*                    Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRAH’S ENTERTAINMENT, INC.
August 9, 2005	By:	/s/ ANTHONY D. MCDUFFIE
Anthony D. McDuffie
Senior Vice President, Controller and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description	Sequential Page No.
3.1	Certificate of Amendment of Certificate of Incorporation dated June 9, 2005. (Incorporated by reference from the Company’s Registration Statement on Form S-3/A filed on July 1, 2005.)
4.1

Certificate of Amendment of Certificate of Designations of Series A Special Stock of Harrah’s Entertainment, Inc., dated June 23, 2005. (Incorporated by reference to the Company’s Current Report on Form 8-K filed June 28, 2005.)

4.2

Third Amendment, dated as of June 23, 2005, to Rights Agreement, dated as of October 5, 1996, between Harrah’s Entertainment, Inc. and The Bank of New York. (Incorporated by reference to the Company’s Registration Statement on Form S-3/A filed on July 1, 2005.)

4.3

Indenture dated as of December 21, 1998 by and among Park Place Entertainment Corporation and First Union National Bank, as trustee, with respect to $400 million aggregate principal amount of 7 7/8% Senior Subordinated Notes due 2005 (Incorporated by reference to Exhibit 4.5 to the Form 8-K of Caesars Entertainment, Inc. filed with the Commission on January 8, 1999.)

*4.4	Indenture, dated as of November 9, 1999 between Park Place Entertainment Corporation, as Issuer, and Norwest Bank Minnesota, N.A., as Trustee.
4.5

Officers’ Certificate dated as of November 9, 1999 with respect to $400 million principal amount of 8.5% Senior Notes due 2006. (Incorporated by reference to the Form 8-K of Caesars Entertainment, Inc. filed with the Commission on November 12, 1999.)

4.6

Indenture dated as of February 22, 2000 by and among Park Place Entertainment Corporation and Norwest Bank Minnesota, N.A., with respect to $500 million aggregate principal amount of 9 3/8% Senior Subordinated Notes due 2007. (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Caesars Entertainment, Inc. filed with the Commission on March 22, 2000.)

4.7

Officers’ Certificate dated as of September 12, 2000 with respect to $400 million principal amount of 8.875% Senior Subordinated Notes due 2008. (Incorporated by reference to the Form 8-K of Caesars Entertainment, Inc. filed with the Commission on September 19, 2000.)

4.8

Indenture dated as of May 14, 2001 by and among Park Place Entertainment Corporation and Wells Fargo Bank Minnesota, N.A., with respect to the 8.125% Senior Subordinated Notes due 2011 (Incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-4 of Caesars Entertainment, Inc. with the Commission on June 7, 2001.)

4.9

Indenture dated as of August 22, 2001 by and among Park Place Entertainment Corporation and Wells Fargo Bank Minnesota, N.A., with respect to the 7.50% Senior Notes due 2009 (Incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-4 of Caesars Entertainment, Inc. filed with the Commission on September 21, 2001.)

4.10

Registration Rights Agreement dated as of August 22, 2001 by and among Park Place Entertainment Corp. and Credit Suisse First Boston Corporation, Banc of America Securities LLC, Deutsche Bank Alex. Brown Inc., Dresdner Kleinwort Wassterstein-Grantchester, Inc., BNY Capital Markets, Inc., Commerzbank Capital Markets Corporation, First Union Securities, Inc., Fleet Securities, Inc., Scotia Capital (USA) Inc., SG Cowen Securities Corporation and Wells Fargo Brokerage Services, LLC (Incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-4 of Caesars Entertainment, Inc. filed with the Commission on September 21, 2001.)

4.11

Indenture dated as of April 11, 2003 by and among Park Place Entertainment Corporation and U.S. Bank National Association, with respect to $300 million aggregate principal amount of 7% Senior Subordinated Notes due 2013 (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Caesars Entertainment, Inc. filed with the Commission on April 29, 2003.)

4.12

Indenture dated as of March 14, 2002 by and among Park Place Entertainment Corporation and Wells Fargo Bank Minnesota, National Association, with respect to $375 million aggregate principal amount of 7 7/8% Senior Subordinated Notes due 2010 (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Caesars Entertainment, Inc. filed with the Commission on April 12, 2002.)

4.13

Indenture dated as of April 7, 2004 by and among Caesars Entertainment, Inc., and U.S. Bank National Association with respect to the Floating Rate Contingent Convertible Senior Notes Due 2024 (Incorporated by reference to Exhibit 4.2 to the Form 10-Q of Caesars Entertainment, Inc. filed with the Commission on May 10, 2004.)

4.14

Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, with respect to the 5.625% Senior Notes due 2015. (Incorporated by reference to the Company’s Current Report on Form 8-K filed June 3, 2005.)

4.15

Registration Rights Agreement dated May 27, 2005 among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., as Guarantor, and the Initial Purchasers, as set forth therein, with respect to the 5.625% Senior Notes due 2015. (Incorporated by reference to the Company’s Current Report on Form 8-K filed June 3, 2005.)

*4.16

First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of December 21, 1998, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wachovia Bank, National Association, as Trustee, with respect to the 7 7/8% Senior Subordinated Notes due 2005.

*4.17

First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of November 9, 1999, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 8.5% Senior Notes due 2006 and the 8.875% Senior Subordinated Notes due 2008.

*4.18

First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of February 22, 2000, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 9 3/8% Senior Subordinated Notes due 2007.

*4.19

First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of May 14, 2001, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 8 1/8% Senior Subordinated Notes due 2011.

*4.20

First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of August 22, 2001, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7.50% Senior Notes due 2009.

*4.21

First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of March 14, 2002, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7 7/8% Senior Subordinated Notes due 2010.

*4.22

First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of April 11, 2003, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013.

4.23

Second Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of April 7, 2004, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and U.S. Bank National Association, as Trustee, with respect to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit filed with the Registration Statement on Form S-3/A of Harrah’s Entertainment, Inc., File No. 333-12566, filed July 1, 2005.)

*10.1

Purchase Agreement, dated May 19, 2005, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., and the Initial Purchasers, as set forth therein, with respect to the 5.625% Senior Notes due 2015.

10.2

Park Place Entertainment Corporation 1998 Stock Incentive Plan. (Incorporated by reference to the exhibit filed with the Registration Statement of Caesars Entertainment, Inc. on Form S-8, filed on December 22, 1998); and the 1998 Stock Incentive Plan, as amended May 11, 2001. (Incorporated by reference the exhibit filed with the Registration Statement of Caesars Entertainment, Inc. on Form S-8, filed on July 31, 2001.)

10.3

Restated Park Place Entertainment Corporation Executive Deferred Compensation Plan as Restated and Amended effective January 1, 2000. (Incorporated by reference to the exhibit filed with Caesars Entertainment, Inc.’s Annual Report on Form 10-K, filed on March 18, 2002).

10.4

The Restated Park Place Entertainment Corporation Executive Deferred Compensation Plan, as restated and amended effective January 1, 2002. (Incorporated by reference to the exhibit filed with Caesars Entertainment, Inc.’s Annual Report on Form 10-K, filed on March 28, 2003.)

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2005.
*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2005.
*32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2005.
*32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2005.