Form 10-Q
period 2005-09-30
HARRAHS ENTERTAINMENT INC
filed 2005-11-09
CIK 858339

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of October 31, 2005, there were 183,778,701 shares of the Company’s Common Stock outstanding.

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

As discussed in Note 4 to these Consolidated Condensed Financial Statements, on June 13, 2005, Harrah’s Entertainment, Inc., completed the acquisition of Caesars Entertainment, Inc. These Consolidated Condensed Financial Statements include the financial results of Caesars Entertainment, Inc., subsequent to the acquisition date. In addition, these Consolidated Condensed Financial Statements have been prepared based on a preliminary purchase price allocation, utilizing estimated useful lives and amortization periods. The purchase price allocation will be finalized within one year of the date of the acquisition and the estimates of useful lives and amortization periods are subject to adjustment.

Results of operations for interim periods are not necessarily indicative of a full year of operations. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our 2004 Annual Report to Stockholders.

HARRAH’S ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

(In millions, except share amounts)	Sept. 30, 2005	Dec. 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$585.6	$489.0
Receivables, less allowance for doubtful accounts of $101.8 and $48.6	368.9	130.5
Deferred income taxes	173.7	30.1
Income tax receivable	36.4	46.0
Prepayments and other	137.3	66.0
Inventories	59.7	25.6
Total current assets	1,361.6	787.2
Land, buildings, riverboats and equipment	15,370.3	6,520.7
Less: accumulated depreciation	(2,055.0)	(1,775.7)
	13,315.3	4,745.0
Assets held for sale (Notes 1, 4 and 10)	221.9	502.6
Goodwill (Notes 3, 4 and 11)	2,424.7	1,354.7
Intangible assets (Notes 3 and 4)	2,508.6	861.4
Deferred costs and other	805.2	334.7
	$20,637.3	$8,585.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$263.9	$174.5
Accrued expenses	1,259.2	577.7
Current portion of long-term debt (Note 6)	7.2	1.8
Total current liabilities	1,530.3	754.0
Liabilities held for sale (Notes 1, 4 and 10)	18.2	0.8
Long-term debt (Note 6)	10,556.6	5,151.1
Deferred credits and other	364.3	198.5
Deferred income taxes	2,227.2	413.5
	14,696.6	6,517.9
Minority interests (Note 4)	32.6	32.5
Commitments and contingencies (Notes 4, 6, 8 and 9)
Stockholders’ equity (Notes 2, 4 and 5)
Common stock, $0.10 par value, authorized—720,000,000 shares, outstanding—183,772,629 and 112,732,285 shares (net of 35,589,567 and 36,130,542 shares held in treasury)	18.4	11.3
Capital surplus	5,041.3	1,394.5
Retained earnings	863.2	638.4
Accumulated other comprehensive (loss)/income	(2.1)	1.0
Deferred compensation related to restricted stock	(12.7)	(10.0)
	5,908.1	2,035.2
	$20,637.3	$8,585.6

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Third Quarter Ended		Nine Months Ended
(In millions, except per share amounts)	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Revenues
Casino	$1,939.5	$1,191.6	$4,375.1	$2,999.8
Food and beverage	374.5	186.6	761.3	497.5
Rooms	288.2	106.0	526.8	293.5
Management fees	22.5	15.9	55.4	45.4
Other	146.5	59.7	283.3	161.1
Less: casino promotional allowances	(437.6)	(250.1)	(943.7)	(638.0)
Total revenues	2,333.6	1,309.7	5,058.2	3,359.3
Operating expenses
Direct
Casino	954.2	594.5	2,169.8	1,497.6
Food and beverage	175.1	75.2	331.4	206.0
Rooms	57.1	16.8	97.8	50.4
Property general, administrative and other	484.4	249.0	1,041.8	677.2
Depreciation and amortization	141.6	89.3	339.7	238.1
Write-downs, reserves and recoveries
Hurricane charges	20.8	—	20.8	—
Other	(1.5)	3.8	23.7	2.1
Project opening costs	6.8	2.0	12.3	7.8
Corporate expense	32.4	17.4	70.6	48.0
Merger and integration costs for Caesars acquisition	15.2	—	35.9	—
(Income)/losses on interests in nonconsolidated affiliates	(0.8)	0.7	(0.6)	0.3
Amortization of intangible assets	33.4	3.2	40.4	5.7
Total operating expenses	1,918.7	1,051.9	4,183.6	2,733.2
Income from operations	414.9	257.8	874.6	626.1
Interest expense, net of interest capitalized	(151.6)	(78.4)	(320.2)	(195.5)
Loss on early extinguishment of debt	—	—	(2.2)	—
Other income, including interest income	0.9	1.3	4.0	5.4
Income from continuing operations before income taxes and minority interests	264.2	180.7	556.2	436.0
Provision for income taxes	(99.1)	(67.7)	(208.0)	(160.0)
Minority interests	(3.4)	(2.3)	(8.9)	(6.3)
Income from continuing operations	161.7	110.7	339.3	269.7
Discontinued operations
Income from discontinued operations (including gain on sale of $0.4, $0, $119.5 and $0)	9.9	14.0	152.5	36.1
Provision for income taxes	(2.6)	(5.9)	(113.2)	(15.0)
Income from discontinued operations, net	7.3	8.1	39.3	21.1
Net income	$169.0	$118.8	$378.6	$290.8
Earnings per share—basic
Income from continuing operations	$0.89	$1.00	$2.47	$2.43
Discontinued operations, net	0.04	0.07	0.28	0.19
Net income	$0.93	$1.07	$2.75	$2.62
Earnings per share—diluted
Income from continuing operations	$0.87	$0.99	$2.43	$2.39
Discontinued operations, net	0.04	0.07	0.28	0.19
Net income	$0.91	$1.06	$2.71	$2.58
Dividends declared per share	$0.36	$0.33	$1.02	$0.93
Weighted average common shares outstanding	182.6	111.0	137.6	111.1
Additional shares based on average market price for period applicable to:
Restricted stock	0.6	0.5	0.5	0.5
Stock options	1.9	1.0	1.8	1.2
Weighted average common and common equivalent shares outstanding	185.1	112.5	139.9	112.8

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(In millions)	Sept. 30, 2005	Sept. 30, 2004
Cash flows from operating activities
Net income	$378.6	$290.8
Adjustments to reconcile net income to cash flows from operating activities:
Income from discontinued operations, before income taxes	(152.5)	(36.1)
Loss on early extinguishment of debt	2.2	—
Depreciation and amortization	380.7	262.0
Write-downs, reserves and recoveries	27.5	2.1
Other noncash items	24.2	14.1
Deferred income taxes	(54.9)	31.9
Tax benefit from stock equity plans	25.2	17.5
Minority interests’ share of income	8.9	6.3
(Income)/losses on interests in nonconsolidated affiliates	(0.6)	0.3
Return on investment in nonconsolidated affiliate	0.4	—
Net losses from asset sales	9.1	1.7
Net change in long-term accounts	(97.0)	81.9
Net change in working capital accounts	(191.2)	101.0
Cash flows provided by operating activities	360.6	773.5
Cash flows from investing activities
Land, buildings, riverboats and equipment additions	(844.7)	(444.1)
Payment for businesses acquired, net of cash acquired	(1,567.8)	(1,691.4)
Proceeds from sale of assets held for sale	608.0	197.6
Minority interest buyout	—	(37.5)
Investments in and advances to nonconsolidated affiliates	(4.5)	(0.3)
Proceeds from other asset sales	13.6	3.1
Proceeds from sale of ownership interests in nonconsolidated affiliate	2.7	—
Increase in construction payables	—	18.7
Other	(3.5)	(11.0)
Cash flows used in investing activities	(1,796.2)	(1,964.9)
Cash flows from financing activities
Proceeds from issuance of senior notes, net of issue costs	2,005.0	738.3
Borrowings under lending agreements, net of deferred financing costs	8,523.8	2,831.0
Repayments under lending agreements	(8,889.9)	(2,297.0)
Loss on derivative instrument	(7.9)	(0.8)
Scheduled debt retirements	(9.1)	(1.1)
Early extinguishment of debt	(58.3)	—
Premiums paid on early extinguishments of debt	(2.1)	—
Dividends paid	(141.5)	(104.3)
Purchases of treasury stock	—	(53.4)
Minority interests’ distributions, net of contributions	(8.3)	(6.4)
Proceeds from exercises of stock options	102.2	64.5
Other	1.0	1.6
Cash flows provided by financing activities	1,514.9	1,172.4
Cash flows from assets held for sale
Cash flows from operating activities	18.8	54.3
Cash flows from investing activities	(1.5)	(31.2)
Cash flows provided by assets held for sale	17.3	23.1
Net increase in cash and cash equivalents	96.6	4.1
Cash and cash equivalents, beginning of period	489.0	397.9
Cash and cash equivalents, end of period	$585.6	$402.0

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Third Quarter Ended		Nine Months Ended
(In millions)	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Net income	$169.0	$118.8	$378.6	$290.8
Other comprehensive income:
Foreign currency translation adjustments, net of tax benefit of $0.0, $0.0, $(0.2) and $0.0	2.3	(0.1)	3.0	—
Net loss on derivative instruments qualifying as cash flow hedges, net of tax benefit of $0.0, $0.0, $(3.4) and $0.0	—	—	(6.3)	(0.8)
Reclassification of loss on derivative instrument from other comprehensive income to net income, net of tax provision of $0.1, $0.0, $0.1 and $0.0	0.1	—	0.2	—
	2.4	(0.1)	(3.1)	(0.8)
Comprehensive income	$171.4	$118.7	$375.5	$290.0

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(UNAUDITED)

Note 1—Basis of Presentation and Organization

Harrah’s Entertainment, Inc. (“Harrah’s Entertainment,” the “Company,” “we,” “our” or “us,” and including our subsidiaries where the context requires) is a Delaware corporation. We operate 36 casinos in three countries, primarily under the Harrah’s, Caesars and Horseshoe brand names, including 19 land-based casinos, 11 riverboat or dockside casinos, one combination thoroughbred racetrack and casino, one combination greyhound racetrack and casino and four managed casinos on Indian lands. We also own four casinos that are currently closed due to damage from hurricanes in third quarter 2005. We view each property as an operating segment and aggregate all operating segments into one reporting segment.

On June 13, 2005, we completed our acquisition of Caesars Entertainment, Inc. (“Caesars”). The purchase price allocation process began in June 2005 and will be completed within one year of the date of the acquisition. The results of the Caesars properties are included with our operating results subsequent to their acquisition on June 13, 2005. Depreciation and amortization related to the Caesars acquisition is being estimated based on our preliminary purchase price allocation. Estimated useful lives and amortization periods of property, equipment and intangible assets are being determined during the purchase price allocation and will be adjusted accordingly. See Note 4 for further information regarding our acquisition of Caesars.

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

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2005
(UNAUDITED)

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

SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123,” requires that companies provide disclosure regarding the pro forma impact of the provisions of SFAS No. 123 in interim financial statements. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Third Quarter Ended		Nine Months Ended
(In millions, except per share amounts)	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Net income, as reported	$169.0	$118.8	$378.6	$290.8
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(12.9)	(8.9)	(23.9)	(20.0)
Pro forma net income	$156.1	$109.9	$354.7	$270.8
Earnings per share:
Basic—as reported	$0.93	$1.07	$2.75	$2.62
Basic—pro forma	0.85	0.99	2.58	2.44
Diluted—as reported	0.91	1.06	2.71	2.58
Diluted—pro forma	0.84	0.98	2.46	2.40

Note 3—Goodwill and Other Intangible Assets

The following table sets forth changes in our goodwill for the period ended September 30, 2005. Goodwill assigned to the acquisition of Caesars is based on our preliminary purchase price allocation and will change as the purchase price allocation is finalized.

(In millions)
Balance at December 31, 2004	$1,354.7
Acquisition of Caesars Entertainment, Inc.	1,043.4
Finalization of purchase price allocation for Horseshoe Gaming	18.7
Additional payment related to Bluffs Run	7.9
Balance at September 30, 2005	$2,424.7

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2005
(UNAUDITED)

The following table provides the gross carrying amount and accumulated amortization for each major class of intangible assets.

	September 30, 2005			December 31, 2004
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Trademarks	$2.0	$0.1	$1.9	$—	$—	$—
Gaming Rights	20.0	0.3	19.7	—	—	—
Contract rights	120.9	18.9	102.0	73.6	10.6	63.0
Customer relationships	1,298.0	42.1	1,255.9	113.1	10.4	102.7
	$1,440.9	$61.4	1,379.5	$186.7	$21.0	165.7
Nonamortizing intangible assets:
Trademarks			470.1			273.1
Gaming rights			659.0			422.6
			1,129.1			695.7
Total			$2,508.6			$861.4

The aggregate amortization expense for the quarter and nine months ended September 30, 2005, for those assets that are amortized under the provisions of SFAS No. 142 was $33.4 million and $40.4 million, respectively. Estimated annual amortization expense for those assets for the years ending December 31, 2005, 2006, 2007, 2008 and 2009 is $69.0 million, $112.9 million, $105.7 million, $99.6 million and $98.1 million, respectively. The amounts in the table above include estimates of preliminary values assigned to certain identifiable intangible assets acquired in our June 13, 2005, acquisition of Caesars and accumulated amortization of those assets that we believe have finite lives. As we finalize the purchase price allocation, the identification and valuation of identifiable intangible assets, estimated useful lives and amortization periods could change from our preliminary estimates and adjustments could be material.

Note 4—Acquisitions

Caesars Entertainment

On June 13, 2005, we completed our acquisition of 100 percent of the outstanding shares of Caesars. Under the terms of the agreement, Caesars shareholders were to receive either $17.75 in cash or 0.3247 shares of Harrah’s Entertainment’s common stock for each outstanding share of Caesars’ common stock, subject to limitations on the aggregate amount of cash to be paid and shares of stock to be issued. Caesars shareholders were able to elect to receive solely shares of Harrah’s Entertainment’s common stock or cash, to the extent available pursuant to the terms of the agreement. Of the 314.8 million Caesars shares outstanding at the transaction date, 307.1 million elected to receive Harrah’s Entertainment’s common stock. The consideration paid to those shareholders was prorated, resulting in each holder of one share of Caesars stock receiving $5.66 in cash and 0.2211 of a share of our common stock. Each of the remaining 7.7 million Caesars shares received $17.75 per share in cash consideration. We financed the acquisition with borrowings from established debt programs. The aggregate estimated purchase price was approximately $9.3 billion, which consisted of $1.9 billion of cash, $3.3 billion of Harrah’s Entertainment’s

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2005
(UNAUDITED)

common stock, assumption of Caesars debt with a fair value of approximately $4.0 billion (including value assigned to conversion rights of contingent convertible notes), assumption of employee stock grants valued at $98 million and acquisition costs of approximately $57 million. We issued approximately 67.9 million shares of our common stock, the fair value of which was based on a five-day average of the closing price two days before and two days after the terms of the acquisition were agreed to and announced. The acquisition of Caesars added 15 casinos with about 1.6 million square feet of gaming space and approximately 24,000 hotel rooms and gave us significant additional presence in Las Vegas, Atlantic City and Mississippi. See Note 11 for a discussion of recent hurricanes on two of the properties acquired from Caesars.

The purchase price allocation process began in June 2005 and will be completed within one year of the date of the acquisition. The results of the Caesars properties are included with our operating results subsequent to their acquisition on June 13, 2005. Depreciation and amortization related to the Caesars acquisition is being estimated based on our preliminary purchase price allocation. Estimated useful lives and amortization periods of property, equipment and intangible assets are being determined during the purchase price allocation and will be adjusted accordingly.

In May 2005, Caesars reached an agreement to sell the Reno Hilton, and that sale, which is subject to regulatory approvals, is expected to close in first quarter 2006. Also included in the Caesars acquisition are the Flamingo Laughlin Casino and a hotel in Halifax, Nova Scotia, that we have determined to classify as assets held for sale in our financial statements. We have reached an agreement to sell the Halifax hotel, and that sale, which is subject to regulatory approvals, is expected to close in fourth quarter 2005. No gain or loss is expected on these sales.

In preparation for the Caesars acquisition, we engaged consultants and dedicated internal resources to plan for and execute the merger and integration of Caesars into Harrah’s Entertainment. These costs are reflected in Merger and integration costs for Caesars acquisition in our Consolidated Condensed Statements of Income.

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

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2005
(UNAUDITED)

rights from Horseshoe Club Operating Company (“Horseshoe Club”) (see discussion below), this acquisition gave us rights to the Horseshoe brand in all of the United States.

Pro Forma Results

The results of operations of the properties acquired in the Horseshoe Gaming and Caesars acquisitions have been included in our consolidated financial statements since their respective July 1, 2004, and June 13, 2005, dates of acquisition. The following unaudited pro forma consolidated financial information has been prepared assuming that the following transactions had occurred at the beginning of 2005 and 2004:

•  our acquisition of Caesars;

•  Caesars’ sales of Atlantic City Hilton, Bally’s Tunica, Bally’s Casino New Orleans, Caesars Tahoe, Casino Nova Scotia-Halifax, Casino Nova Scotia-Sydney and its ownership and management interests in Caesars Gauteng;

•  our sale of Harrah’s East Chicago and Harrah’s Tunica;

•  our acquisition of Horseshoe Gaming and the extinguishment of Horsehoe Gaming’s debt; and

•  our sale of Harrah’s Shreveport.

	Quarter Ended	Nine Months Ended
(In millions, except per share amounts)	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Net revenues	$2,303.4	$6,914.9	$6,672.1
Income from operations	$386.8	$888.6	$1,093.9
Income from continuing operations	$152.1	$269.5	$383.2
Net income	$155.2	$278.9	$390.4
Earnings per share—diluted
From continuing operations	$0.84	$1.47	$2.11
Net income	$0.85	$1.52	$2.15

Pro forma results for the nine months ended September 30, 2005, include non-recurring charges of $289 million recorded by Caesars related to the change in control of the company, which, for Caesars’ stock incentive plan, became effective on March 11, 2005, when Caesars’ stockholders approved the merger with Harrah’s Entertainment.

These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had the acquisitions and sales been completed as of the beginning of the periods, or of future results.

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2005
(UNAUDITED)

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

Chester Downs & Marina

In July 2004, after receiving Pennsylvania regulatory and certain local approvals, we acquired a 50 percent interest in Chester Downs & Marina, LLC (“CD&M”), an entity licensed to develop a harness-racing facility in southeastern Pennsylvania. Harrah’s Entertainment and CD&M have agreed to develop Harrah’s Chester Downs Casino and Racetrack (“Harrah’s Chester”), a 5/8-mile harness racetrack facility, approximately six miles south of Philadelphia International Airport. Plans for the facility include a 1,500-seat grandstand and simulcast facility, a slot casino with approximately 2,000 games and a variety of food and beverage offerings. We have commenced site work and construction at the property and expect racing and simulcasting to begin in the second half of 2006. We will open the casino upon receipt of a gaming license and other regulatory approvals, which we expect to receive in 2007. However, the Pennsylvania regulatory authorities have yet to establish a timeline for acting upon the gaming license applications related to casino operations, which may delay the opening of the casino beyond current expectations. This project is expected to cost approximately $400 million, $37.0 million of which had been spent as of September 30, 2005. We expect to have spent approximately $340 million by the commencement of racing and simulcasting. We will provide financing for the project or obtain external financing, which we may guarantee, and we are consolidating CD&M in our financial statements.

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2005
(UNAUDITED)

Imperial Palace Hotel & Casino

On August 22, 2005, we signed an agreement with Imperial Palace, LLC, to acquire the Imperial Palace Hotel & Casino in Las Vegas (“Imperial Palace”) for a purchase price of $370 million plus cash on hand and other working capital adjustments. The Imperial Palace, featuring a 52,000-square-foot casino and 2,640 hotel rooms, occupies an 18.5-acre site on the Las Vegas strip, situated between Harrah’s Las Vegas and the Flamingo and across the street from Caesars Palace. This agreement only pertains to the Imperial Palace operations in Las Vegas. The acquisition, which is subject to customary regulatory approvals, is expected to close by the end of 2005.

Note 5—Stockholders’ Equity

In addition to its common stock, Harrah’s Entertainment has the following classes of stock authorized but unissued:

Preferred stock, $100 par value, 150,000 shares authorized

Special stock, $1.125 par value, 5,000,000 shares authorized—

Series A Special Stock, 2,000,000 shares designated

In November 2004, our Board of Directors authorized the purchase of 3.5 million shares of common stock in the open market and negotiated purchases through the end of 2005. As of September 30, 2005, no shares have been repurchased under this authorization.

In connection with the Caesars acquisition, at a special meeting held in March 2005, our stockholders voted to approve an amendment to Harrah’s Entertainment’s certificate of incorporation to increase the number of authorized shares of Harrah’s Entertainment common stock from 360 million to 720 million. Upon consummation of the Caesars acquisition, we issued 67.9 million shares of Harrah’s Entertainment common stock. Since these additional shares were outstanding only since June 13, 2005, our average shares outstanding calculation for the nine months ended September 30, 2005, was only partially impacted by the transaction.

In July 2005, our Board of Directors increased the regular quarterly cash dividend ten percent to 36.25 cents per share, payable on August 24, 2005, to shareholders of record as of the close of business on August 10, 2005. A cash dividend of 33 cents per share was paid on May 25, 2005, to shareholders of record as of the close of business on May 11, 2005. The Company has paid quarterly cash dividends since third quarter 2003. Subsequent to the end of third quarter 2005, our Board of Directors approved a regular quarterly cash dividend of 36.25 cents per share, payable on November 23, 2005, to shareholders of record as of the close of business on November 9, 2005.

Note 6—Debt

At September 30, 2005, $932.2 million, face amount, of debt due in December 2005, including $400.0 million, face amount, assumed in the Caesars acquisition, is classified as long-term in our Consolidated Condensed Balance Sheet because the Company has both the intent and the ability to refinance these notes.

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2005
(UNAUDITED)

Debt Assumed in Acquisition of Caesars

The following debt was assumed in our acquisition of Caesars.

(In millions)	Face Amount
7.875% Senior Subordinated Notes, due 2005	$400.0
8.5% Senior Notes, due 2006	400.0
7.5% Senior Notes, due 2009	425.0
7.0% Senior Notes, due 2013	300.0
9.375% Senior Subordinated Notes, due 2007	500.0
8.875% Senior Subordinated Notes, due 2008	400.0
7.875% Senior Subordinated Notes, due 2010	375.0
8.125% Senior Subordinated Notes, due 2011	350.0
Floating Rate Contingent Convertible Senior Notes, due 2024	375.0
Other	50.3
Total	$3,575.3

We recorded the above debt at its market value, which, at June 13, 2005, was $3,851.9 million, including interest rate swap agreements, which are discussed below. The premium recorded is being amortized as a credit to interest expense using the effective interest method. The debt was assumed by Harrah’s Operating Company, Inc., a wholly-owned subsidiary of Harrah’s Entertainment, and is guaranteed by Harrah’s Entertainment.

Included in the debt assumed in the Caesars acquisition is $375 million Floating Rate Contingent Convertible Senior Notes due 2024. The notes bear interest at an annual rate equal to the three month LIBOR, adjusted quarterly. The interest rate on these notes was 3.6% at September 30, 2005. The notes are convertible into cash and shares of common stock in the following circumstances:

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

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2005
(UNAUDITED)

Holders may convert any outstanding notes into cash and shares of the Company’s common stock at a conversion price per share of $68.31 (the “Conversion Price”). This represents a conversion rate of approximately 14.6391 shares of common stock per $1,000 principal amount of notes (the “Conversion Rate”). Subject to certain exceptions described in the indenture covering these notes, at the time the notes are tendered for conversion the value (the “Conversion Value”) of the cash and shares of the Company’s common stock, if any, to be received by a holder converting $1,000 principal amount of the notes will be determined by multiplying the Conversion Rate by the “Ten Day Average Closing Stock Price,” which equals the average of the closing per share prices of the Company’s common stock on the New York Stock Exchange on the ten consecutive trading days beginning on the second trading day following the day the notes are submitted for conversion. The Conversion Value will be delivered to holders as follows: (1) an amount in cash (the “Principal Return”) equal to the lesser of (a) the aggregate Conversion Value of the notes to be converted and (b) the aggregate principal amount of the notes to be converted, and (2) if the aggregate Conversion Value of the notes to be converted is greater than the Principal Return, any amount in shares (the “Net Shares”) equal to the aggregate Conversion Value less the Principal Return (the “Net Share Amount”). The Company will pay the Principal Return and deliver the Net Shares, if any, as promptly as practicable after determination of the Net Share Amount. The number of Net Shares to be paid will be determined by dividing the Net Share Amount by the Ten Day Average Closing Stock Price.

The Conversion Price will decrease when cash dividends are declared so that the Conversion Price will equal the price determined by multiplying the Conversion Price in effect immediately prior to the record date for such dividend by a fraction, (i) the numerator of which shall be the average of the pre-dividend sale price, as defined in the agreement, minus the amount of the cash dividend, and (ii) the denominator of which shall be the pre-dividend sale price. As a result of the third quarter 2005 cash dividend, the Conversion Price was adjusted from $68.65 to $68.31.

The notes are redeemable by the Company at any time on or after April 20, 2009, at 100 percent of the principal amount of the notes plus accrued and unpaid interest. Holders may require the Company to purchase all or a portion of these notes on April 15, 2009, 2014, or 2019 at 100 percent of the principal amount of the notes plus accrued and unpaid interest. The notes are unsecured obligations, rank equal with our other senior indebtedness and are senior to all of our subordinated indebtedness.

Credit Agreement

As of December 31, 2004, our credit facilities (the “Credit Agreement”) provided for up to $2.5 billion in borrowings, maturing on April 23, 2009. In January 2005, an agreement was reached to amend the Credit Agreement, which increased our borrowing capacity from $2.5 billion to $4.0 billion. The amendment also contains a provision that will allow a further increase in the borrowing capacity to $5.0 billion, if mutually acceptable to the Company and the lenders, and lowered the combined interest spread from LIBOR plus 110 basis points to LIBOR plus 87.5 basis points. The amended agreement became effective upon the satisfaction of various closing conditions, including the closing of our acquisition of Caesars. Other significant terms and conditions of the Credit Agreement, including the maturity date of April 2009, did not change. As of September 30, 2005, the Credit Agreement bore interest based upon 70 basis points over LIBOR and bore a facility fee for borrowed and unborrowed amounts of 17.5 basis points, a combined 87.5 basis points. At our option, we may borrow at the prime rate under the Credit

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2005
(UNAUDITED)

Agreement. As of September 30, 2005, $1.2 billion in borrowings was outstanding under the Credit Agreement with an additional $90.9 million committed to back letters of credit. After consideration of these borrowings, but before consideration of amounts borrowed under the commercial paper program, $2.71 billion of additional borrowing capacity was available to the Company as of September 30, 2005.

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

As of September 30, 2005, we were a party to eight interest rate swaps, including four assumed in the Caesars acquisition, for a total notional amount of $800 million. These interest rate swaps serve to manage the mix of our debt between fixed and variable rate instruments by effectively converting fixed rates associated with long-term debt obligations to floating rates. The major terms of the interest rate swaps are as follows.

Effective Date	Type of Hedge	Fixed Rate Received	Variable Rate Paid as of Sept. 30, 2005	Notional Amount	Maturity Date
				(In millions)
Dec. 29, 2003	Fair Value	7.875%	9.364%	$50	Dec. 15, 2005
Dec. 29, 2003	Fair Value	7.875%	9.368%	150	Dec. 15, 2005
Jan. 30, 2004	Fair Value	7.125%	7.759%	200	June 1, 2007
Feb. 2, 2004	Fair Value	7.875%	9.386%	100	Dec. 15, 2005
Sept. 19, 2003*	Fair Value	7.000%	6.409%	75	Apr. 15, 2013
Sept. 19, 2003*	Fair Value	7.000%	6.401%	75	Apr. 15, 2013
Nov. 12, 2003*	Fair Value	7.000%	6.131%	75	Apr. 15, 2013
Nov. 12, 2003*	Fair Value	7.000%	6.116%	75	Apr. 15, 2013

*                    Assumed in our acquisition of Caesars. The variable rates on the swaps acquired from Caesars are set in arrears and are estimated at September 30, 2005, based on a forward LIBOR rate.

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2005
(UNAUDITED)

The Company’s four original interest rate swaps qualify for the “shortcut” method allowed under SFAS No. 133, which allows for an assumption of no ineffectiveness. The interest rate swaps assumed in our acquisition of Caesars do not qualify for the “shortcut” method; however, they are highly effective. The income statement impact from changes in the fair value of the hedging instruments for our swap agreements was not material during any of the periods reported. The net effect of the above swaps increased our third quarter and first nine months 2005 interest expense by $0.9 million and $1.6 million, respectively, and reduced our third quarter and first nine months 2004 interest expense by $0.7 million and $3.4 million, respectively.

Commercial Paper

To provide the Company with cost-effective borrowing flexibility, we have a $200 million commercial paper program that is used to borrow funds for general corporate purposes. At September 30, 2005, $178.0 million was outstanding under this program.

Senior Floating Rate Notes

In February 2005, we issued $250 million of Senior Floating Rate Notes due in 2008 in a Rule 144A private placement. We agreed to, upon the request by holders of a majority in aggregate principal amount of the Senior Floating Rate Notes then outstanding, exchange the private placement offering with fully registered Senior Floating Rate Notes. If the exchange offer does not provide the holders of the Senior Floating Rate Notes freely transferable securities, we may be required to file a shelf registration statement that would allow them to resell the Senior Floating Rate Notes in the open market, subject to certain restrictions. At September 30, 2005, the interest rate on these notes was 3.83%.

Issuance of Senior Notes Via Private Placement and Subsequent Registration of these Notes

In May 2005, we issued $750 million of 5.625% Senior Notes due 2015 in a Rule 144A private placement. In anticipation of issuing this debt and to partially hedge the risk of future increases to the treasury rate, we entered into agreements in the fourth quarter of 2004 and the first quarter of 2005 to lock in existing ten-year rates to hedge against such increases on $500 million of the debt issued. Changes in the fair values of the treasury rate lock agreements were recorded as a component of other comprehensive income and are being reclassified to earnings over the ten-year life of this debt.  The treasury locks resulted in an effective rate of 5.86% on this debt. In September 2005, we issued an additional $250 million of 5.625% Senior Notes due 2015 in a Rule 144A private placement. We agreed to offer to exchange the 5.625% Senior Notes issued in private placement with the fully registered 5.625% Senior Notes within 210 days of issuance. Subsequent to the end of third quarter, we completed the registration and launched the exchange offer for all $1.0 billion of the 5.625% Senior Notes.

In September 2005, we issued $750 million of 5.75% Senior Notes due 2017 in a Rule 144A private placement. We agreed to offer to exchange the 5.75% Senior Notes issued in private placement with the fully registered 5.75% Senior Notes within 210 days of issuance. Should we fail to complete the registration and related exchange offer for the 5.75% Senior Notes, the interest rate will increase by up to 0.5% per annum. We intend to complete the registration and launch the exchange offer for the 5.75% Senior Notes in the fourth quarter of 2005.

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2005
(UNAUDITED)

Debt Repurchase Program

In July 2003, our Board of Directors authorized the Company to retire, from time to time through cash purchases, portions of our outstanding debt in open market purchases, privately negotiated transactions or otherwise. These repurchases will be funded through available cash from operations and borrowings from our established debt programs. Such repurchases will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. In first quarter 2005, we retired $58.3 million of our 7.875% Senior Subordinated Notes due in December 2005, bringing the total retired under this authorization to $217.8 million of our 7.875% Senior Subordinated Notes. Subsequent to the end of third quarter, we repurchased $632.2 million of our 7.875% Senior Subordinated Notes, including $400 million assumed in the Caesars acquisition. We will record a loss of approximately $1 million on this transaction in the fourth quarter of 2005.

Note 7—Supplemental Cash Flow Disclosures

Cash Paid for Interest and Taxes

The following table reconciles our Interest expense, net of interest capitalized, per the Consolidated Condensed Statements of Income, to cash paid for interest:

	Nine Months Ended
(In millions)	Sept. 30, 2005	Sept. 30, 2004
Interest expense, net of interest capitalized	$320.2	$195.5
Adjustments to reconcile to cash paid for interest:
Net change in accruals	(88.4)	(20.1)
Amortization of deferred finance charges	(9.5)	(5.5)
Net amortization of discounts and premiums	25.0	(1.1)
Cash paid for interest, net of amount capitalized	$247.3	$168.8
Cash payments/(refunds) of income taxes, net	$481.8	$31.4

Note 8—Commitments and Contingent Liabilities

Contractual Commitments

We continue to pursue additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties, guarantees by the Company of third-party debt and development completion guarantees.

The agreements under which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled payments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations of the Indian-owned properties to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2005
(UNAUDITED)

certain defined events, including termination of the management contract. As of September 30, 2005, our aggregate monthly commitment for the minimum guaranteed payment pursuant to these contracts for the four managed Indian-owned facilities now open, which extend for periods of up to 74 months from September 30, 2005, is $1.2 million. The maximum exposure for the minimum guaranteed payments to the tribes is unlikely to exceed $85.3 million.

We may guarantee all or part of the debt incurred by Indian tribes, with which we have entered into management contracts, to fund development of casinos on the Indian lands. For all existing guarantees of Indian debt, we have obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, that the value of such property would satisfy our obligations in the event these guarantees were enforced. Additionally, we have received limited waivers from the Indian tribes of their sovereign immunity to allow us to pursue our rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken. The aggregate outstanding balance as of September 30, 2005, of Indian debt that we have guaranteed was $260.0 million. The outstanding balance of all of our debt guarantees, including Indian debt guarantees, at September 30, 2005, was $261.9 million. Our maximum obligation under all of our debt guarantees is $274.1 million. Our obligations under these debt guarantees extend through April 2009.

Some of our guarantees of the debt for casinos on Indian lands were modified during 2003, resulting in the requirement under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to recognize a liability for the estimated fair value of those guarantees. Liabilities, representing the fair value of our guarantees, and corresponding assets, representing the portion of our management fee receivable attributable to our agreements to provide the related guarantees, were recorded and are being amortized over the lives of the related agreements. We estimate the fair value of the obligations by considering what premium would have been required by us or by an unrelated party. The amounts recognized represent the present value of the premium in interest rates and fees that would have been charged to the tribes if we had not provided the guarantees. The unamortized balance of the liability for the guarantees and of the related assets at September 30, 2005, was $4.5 million.

In February 2005, we entered into an agreement with the State of Louisiana whereby we extended our guarantee of an annual payment obligation of Jazz Casino Company LLC (“JCC”), our wholly-owned subsidiary, of $60 million owed to the State of Louisiana. The guarantee was extended for one year to end March 31, 2008. Since the closure of Harrah’s New Orleans due to Hurricane Katrina, JCC has continued to make payments to the State toward this obligation.

Excluding the guarantees discussed above, as of September 30, 2005, we had commitments and contingencies of $796.0 million, including construction-related commitments.

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2005
(UNAUDITED)

In accordance with previous agreements and as additional purchase price consideration, a payment of approximately $73 million, based on a multiple of the calculated annual savings, was made to Iowa West Racing Association (“Iowa West”), the entity holding the pari-mutuel and gaming license for the Bluffs Run Casino in Council Bluffs, Iowa, and with whom we have a management agreement to operate that property. The additional payment to Iowa West increased goodwill attributed to the Bluffs Run property. The payment to Iowa West assumed we will operate table games at Bluffs Run and pay a 24 percent tax rate; however, Iowa West has taken the position that the purchase price adjustment should be based on a tax rate of 20 percent, which would result in an additional $19.6 million payment to Iowa West. The dispute was resolved by arbitration in third quarter 2005, and the arbitrators decided on a 22% tax rate. We paid an additional $7.9 million to Iowa West, which increased goodwill attributed to this property.

Severance Agreements

As of September 30, 2005, we have severance agreements with 36 of our senior executives, which provide for payments to the executives in the event of their termination after a change in control, as defined. These agreements provide, among other things, for a compensation payment of 1.5 to 3.0 times the executive’s average annual compensation, as defined, as well as for accelerated payment or accelerated vesting of any compensation or awards payable to the executive under any of our incentive plans. The estimated amount, computed as of September 30, 2005, that would be payable under the agreements to these executives based on the compensation payments and stock awards aggregated approximately $161.7 million. The estimated amount that would be payable to these executives does not include an estimate for the tax gross-up payment, provided for in the agreements, that would be payable to the executive if the executive becomes entitled to severance payments which are subject to federal excise tax imposed on the executive.

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

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2005
(UNAUDITED)

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

On November 13, 2000, Catskill Development, LLC, Mohawk Management, LLC and Monticello Raceway Development Company, LLC (collectively, “Catskill Development”) filed an action captioned Catskill Development LLC, et al. vs. Park Place Entertainment Corporation, et al., against Caesars in the United States District Court for the Southern District of New York. Catskill Development alleges tortious interference with contract and prospective business relationships, unfair competition and state anti-trust violations pertaining to a proposed gaming facility to be developed by Catskill Development and the Tribe, and seeks over $2 billion in compensatory damages and over $2 billion in punitive damages. The District Court granted summary judgment to Caesars and dismissed the complaint in its entirety. The plaintiffs appealed the District Court’s decision to the United States Court of Appeals for the Second Circuit, where it is currently waiting a decision. The Company believes this matter to be without merit and will continue to vigorously contest the case.

On October 15, 2001, Scutti Enterprises, LLC (“Scutti”) filed an action against Caesars in the Supreme Court of the State of New York, County of Monroe (subsequently removed to United States District Court for the Western District of New York). The action arises out of Scutti’s efforts to redevelop and manage the Tribe’s Mohawk Bingo Palace. Scutti alleges tortious interference with contract and prospective business relationships, unfair competition and state anti-trust violations and seeks over $500 million in compensatory damages and unspecified punitive damages. The District Court entered summary judgment, in Caesars favor, on all of the claims. On appeal to the United States Court of Appeals for the Second Circuit, the District Court was affirmed, with the exception for the claim for tortuous interference with prospective business relations. This sole claim was remanded to the District Court for further proceedings. Caesars has, again, moved for summary judgment on this sole remaining claim and

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2005
(UNAUDITED)

expects a decision on that motion at any time. The Company believes this matter to be without merit and will continue to vigorously contest this matter.

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

Note 10—Discontinued Operations

In September 2004, we entered into an agreement to sell the assets and certain related liabilities of Harrah’s East Chicago and Harrah’s Tunica to an unrelated third party. The sale was completed April 26, 2005. We believed that the sale of these two properties helped facilitate the closing of the Caesars transaction. Until their sale, Harrah’s East Chicago and Harrah’s Tunica were classified in Assets/Liabilities held for sale in our Consolidated Condensed Balance Sheets, and we ceased depreciating their assets in September 2004. 2005 results for Harrah’s East Chicago and Harrah’s Tunica are presented as discontinued operations and 2004 results have been reclassified to conform to the 2005 presentation. We reported a gain of approximately $19.7 million, net of taxes, on the sale of these two properties in the second quarter of 2005.

In May 2005, Caesars reached an agreement to sell the Reno Hilton, and that sale, which is subject to regulatory approvals, is expected to close in first quarter 2006. Also included in the Caesars acquisition are the Flamingo Laughlin Casino and a hotel in Halifax, Nova Scotia, that we have determined to classify as Assets/Liabilities held for sale in our Consolidated Condensed Balance Sheets, and their operating results are presented as part of our discontinued operations. We have reached an agreement to sell the Halifax hotel, and that sale, which is subject to regulatory approvals, is expected to close in fourth quarter 2005. No depreciation is being recorded on these assets. No gain or loss is expected on these sales.

Summary operating results for the discontinued operations reflect the results of Harrah’s East Chicago and Harrah’s Tunica through the date of their sale in April 2005, including the gain on the sale, and beginning June 13, 2005, the operating results of Reno Hilton, Flamingo Laughlin and a hotel in Halifax, Nova Scotia.

	Third Quarter Ended		Nine Months Ended
(In millions)	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Net revenues	$70.2	$97.0	$201.5	$285.5
Pretax income from discontinued operations	$9.9	$14.0	$152.5	$36.1
Discontinued operations, net of tax	$7.3	$8.1	$39.3	$21.1

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2005
(UNAUDITED)

Assets held for sale and liabilities related to assets held for sale of Reno Hilton, Flamingo Laughlin and Halifax Hotel at September 30, 2005, and Harrah’s East Chicago and Harrah’s Tunica at December 31, 2004 are as follows:

(In millions)	Sept. 30, 2005	Dec. 31, 2004
Cash and cash equivalents	$14.1	$12.0
Receivables, net	3.9	—
Inventories	2.1	0.9
Prepayments and other	4.1	—
Property and equipment, net	187.2	271.4
Goodwill	—	206.5
Investments in and advances to nonconsolidated affiliates	—	1.2
Deferred costs and other	1.4	0.2
Total assets held for sale	$212.8	$492.2
Accounts payable	$3.0	$—
Accrued expenses	14.5	0.3
Deferred credits and other	0.1	—
Total liabilities related to assets held for sale	$17.6	$0.3

Note 11—Hurricane Impact

Grand Biloxi and Grand Gulfport

On August 29, 2005, Hurricane Katrina hit the Gulf Coast, causing significant damage to our assets in Biloxi and Gulfport, Mississippi. At this time we are unable to determine the amount of time needed to reconstruct the damaged assets. Insurance covers the repair or replacement of our assets that suffered loss or damages. The deductible under these policies is $15 million. We are working closely with our insurance carriers and claims adjusters to ascertain the full amount of insurance proceeds due to us as a result of the damages and losses. Based on current estimates, insurance proceeds are expected to equal or exceed the net book value of the impacted assets; therefore, we do not expect to record a loss after insurance recoveries. Our insurance policies also provide coverage for interruption to the Company’s business, including lost profits, and reimbursement for other expenses and costs we have incurred relating to the damages and losses suffered. Due to our expectation that the costs incurred in the aftermath of the storm will be less than the anticipated business interruption insurance proceeds, post-storm costs are being offset by the expected recovery, and there is no current income statement impact. To the extent that business interruption proceeds ultimately exceed the costs incurred, the excess is expected to be recorded as income in the line item, “Write-downs, reserves and recoveries.” We have written off $171.6 million in property and inventories that were destroyed by Hurricane Katrina and recorded receivables in anticipation of insurance proceeds that will reimburse us for those losses. As of September 30, 2005, we had received approximately $18.5 million in advances from our insurance carriers related to the Mississippi Gulf Coast properties.

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2005
(UNAUDITED)

Harrah’s New Orleans

Our assets in New Orleans sustained damage and we suffered various losses as a result of Hurricane Katrina. The casino remains closed and we are unable, at this time, to determine the re-opening date. Insurance covers the repair or replacement of our assets that suffered loss or damage, and we are working closely with our insurance carriers and claims adjusters to ascertain the full amount of insurance proceeds due to us as a result of the damages and the loss the Company suffered. Our insurance policies also provide coverage for interruption to our business, including lost profits, and reimbursement for other expenses and costs that we have incurred relating to the damages and loss we have suffered. The combined property damage and business interruption deductible under the policies insuring the New Orleans assets is $10 million. Based on current loss estimates and expenses incurred through September 30, 2005, we recorded a $10 million charge in the third quarter in the line item, “Write-downs, reserves and recoveries.”  As of September 30, 2005, no proceeds had been received from our insurance carriers.

A 450-room luxury hotel that is under construction adjacent to the casino facility also sustained damage due to Hurricane Katrina. We have a separate Builders’ Risk insurance policy that covers costs associated with repairing any damage. The deductible under this policy is $250,000. The time required to resume construction, as well as the increased demands for construction labor and materials in the market, could cause the cost of the construction to increase and the time to complete the construction to be extended. At this time, we are unable to estimate the additional costs, but we believe it may take an additional six months to complete construction.

Harrah’s Lake Charles

On September 24, 2005, Hurricane Rita hit the Gulf Coast, causing significant damage to our assets in Lake Charles, Louisiana. Insurance covers the repair or replacement of our assets that suffered loss or damage and provides coverage for interruption to our business, including lost profits. We do not yet have the necessary information to fully assess the impact of the hurricane on the carrying value of certain assets, primarily goodwill, at our Lake Charles property. At September 30, 2005, the property had $56 million in goodwill on its balance sheet. We expect to complete the assessment of the impairment, if any, of these assets during fourth quarter.  The deductible of $10 million under the policies that cover our damages and losses in Lake Charles applies both to physical damage and to business interruption. Based on current estimates to date, losses have exceeded the deductible under this insurance policy, and we have recorded a $10 million charge in third quarter related to Lake Charles in the line item, “Write-downs, reserves and recoveries.” We have written off $45.5 million in property and inventories that were destroyed by Hurricane Rita and recorded receivables in anticipation of insurance proceeds that will reimburse us for those losses. As of September 30, 2005, no proceeds had been received from our insurance carriers.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial position and operating results of Harrah’s Entertainment, Inc. (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as “Harrah’s Entertainment,” the “Company,” “we,” “our” and “us”) for the third quarter and the first nine months of 2005 and 2004, updates, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our 2004 Annual Report.

ACQUISITIONS AND DISPOSITIONS

Caesars Entertainment

On June 13, 2005, we completed our acquisition of 100 percent of the outstanding shares of Caesars Entertainment, Inc. (“Caesars”). Under the terms of the agreement, Caesars shareholders were to receive either $17.75 in cash or 0.3247 shares of Harrah’s Entertainment’s common stock for each outstanding share of Caesars’ common stock, subject to limitations on the aggregate amount of cash to be paid and shares of stock to be issued. Caesars shareholders were able to elect to receive solely shares of Harrah’s Entertainment’s common stock or cash, to the extent available pursuant to the terms of the agreement. Of the 314.8 million Caesars shares outstanding at the transaction date, 307.1 million elected to receive Harrah’s Entertainment’s common stock. The consideration paid to those shareholders was prorated, resulting in each holder of one share of Caesars stock receiving $5.66 in cash and 0.2211 of a share of our common stock. Each of the remaining 7.7 million Caesars shares received $17.75 per share in cash consideration. We financed the acquisition with borrowings from established debt programs. The aggregate estimated purchase price was approximately $9.3 billion, which consisted of $1.9 billion of cash, $3.3 billion of Harrah’s Entertainment’s common stock, assumption of Caesars debt with a fair value of approximately $4.0 billion (including value assigned to conversion rights of contingent convertible notes), assumption of employee stock grants valued at $98 million and acquisition costs of approximately $57 million. The acquisition of Caesars added 15 casinos with about 1.6 million square feet of gaming space and approximately 24,000 hotel rooms and gave us significant additional presence in Las Vegas, Atlantic City and Mississippi. The HURRICANE IMPACT discussion below includes two properties acquired from Caesars.

The purchase price allocation process began in June 2005 and will be completed within one year of the date of the acquisition. The results of the Caesars properties are included with our operating results subsequent to their acquisition on June 13, 2005. Depreciation and amortization related to the Caesars acquisition has been estimated based on the preliminary purchase price allocation. Estimated useful lives and amortization periods of property, equipment and intangible assets are being determined during the purchase price allocation and will be adjusted accordingly.

In May 2005, Caesars reached an agreement to sell the Reno Hilton, and that sale, which is subject to regulatory approvals, is expected to close in first quarter 2006. Also included in the Caesars acquisition are the Flamingo Laughlin Casino and a hotel in Halifax, Nova Scotia, that we have determined to classify as assets held for sale in our financial statements. We have reached an agreement to sell the Halifax hotel, and that sale, which is subject to regulatory approvals, is expected to close in fourth quarter 2005. No gain or loss is expected on these sales.

In preparation for the Caesars acquisition, we engaged consultants and dedicated internal resources to plan for and execute the merger and integration of Caesars into Harrah’s Entertainment. These costs are reflected in Merger and integration costs for Caesars acquisition in our Consolidated Condensed Statements of Income.

Harrah’s East Chicago and Harrah’s Tunica

On April 26, 2005, we completed the sale of the assets and certain related liabilities of Harrah’s East Chicago and Harrah’s Tunica to another gaming company. Prior to their sale, these properties were presented as Assets/Liabilities held for sale and as part of our discontinued operations in our Consolidated Condensed Financial Statements, and we ceased depreciation of their assets in September 2004. These properties contributed $12.2 million, net of taxes of $9.2 million, to our net income for 2005. In addition to these operating results, we recorded a gain, after taxes, on the sale of these two properties of approximately $19.7 million in second quarter 2005.

Imperial Palace Hotel & Casino

On August 22, 2005, we signed an agreement with Imperial Palace, LLC, to acquire the Imperial Palace Hotel & Casino in Las Vegas (“Imperial Palace”) for a purchase price of $370 million plus cash on hand and other working capital adjustments. The Imperial Palace, featuring a 52,000-square-foot casino and 2,640 hotel rooms, occupies an 18.5-acre site on the Las Vegas strip, situated between Harrah’s Las Vegas and the Flamingo and across the street from Caesars Palace. This agreement only pertains to the Imperial Palace operations in Las Vegas. The acquisition, which is subject to customary regulatory approvals, is expected to close by the end of 2005.

HURRICANE IMPACT

Grand Biloxi and Grand Gulfport

On August 29, 2005, Hurricane Katrina hit the Gulf Coast, causing significant damage to our assets in Biloxi and Gulfport, Mississippi. At this time we are unable to determine the amount of time needed to reconstruct the damaged assets. Insurance covers the repair or replacement of our assets that suffered loss or damages. The deductible under these policies is $15 million. We are working closely with our insurance carriers and claims adjusters to ascertain the full amount of insurance proceeds due to us as a result of the damages and losses. Based on current estimates, insurance proceeds are expected to equal or exceed the net book value of the impacted assets; therefore, we do not expect to record a loss after insurance recoveries. Our insurance policies also provide coverage for interruption to the Company’s business, including lost profits, and reimbursement for other expenses and costs we have incurred relating to the damages and losses suffered. Due to our expectation that the costs incurred in the aftermath of the storm will be less than the anticipated business interruption insurance proceeds, post-storm costs are being offset by the expected recovery, and there is no current income statement impact. To the extent that business interruption proceeds ultimately exceed the costs incurred, the excess is expected to be recorded as income in the line item, “Write-downs, reserves and recoveries.” We have written off $171.6 million in property and inventories that were destroyed by Hurricane Katrina and recorded receivables in anticipation of insurance proceeds that will reimburse us for those losses. As of September 30, 2005, we had received approximately $18.5 million in advances from our insurance carriers related to the Mississippi Gulf Coast properties.

Harrah’s New Orleans

Our assets in New Orleans sustained damage and we suffered various losses as a result of Hurricane Katrina. The casino remains closed and we are unable, at this time, to determine the re-opening date. Insurance covers the repair or replacement of our assets that suffered loss or damage, and we are working closely with our insurance carriers and claims adjusters to ascertain the full amount of insurance proceeds due to us as a result of the damages and the loss the Company suffered. Our insurance policies also provide coverage for interruption to our business, including lost profits, and reimbursement for other expenses and costs that we have incurred relating to the damages and loss we have suffered. The combined property damage and business interruption deductible under the policies insuring the New Orleans assets is $10 million. Based on current loss estimates and expenses incurred through September 30, 2005, we recorded a $10 million charge in the third quarter in the line item, “Write-downs, reserves and recoveries.” As of September 30, 2005, no proceeds had been received from our insurance carriers.

A 450-room luxury hotel that is under construction adjacent to the casino facility also sustained damage due to Hurricane Katrina. We have a separate Builders’ Risk insurance policy that covers costs associated with repairing any damage. The deductible under this policy is $250,000. The time required to resume construction, as well as the increased demands for construction labor and materials in the market, could cause the cost of the construction to increase and the time to complete the construction to be extended. At this time, we are unable to estimate the additional costs, but we believe it may take an additional six months to complete construction.

Harrah’s Lake Charles

On September 24, 2005, Hurricane Rita hit the Gulf Coast, causing significant damage to our assets in Lake Charles, Louisiana. Insurance covers the repair or replacement of our assets that suffered loss or damage and provides coverage for interruption to our business, including lost profits. We do not yet have the necessary information to fully assess the impact of the hurricane on the carrying value of certain assets, primarily goodwill, at our Lake Charles property. At September 30, 2005, the property had $56 million in goodwill on its balance sheet. We expect to complete the assessment of the impairment, if any, of these assets during fourth quarter. The deductible of $10 million under the policies that cover our damages and losses in Lake Charles applies both to physical damage and to business interruption. Based on current estimates to date, losses have exceeded the deductible under this insurance policy, and we have recorded a $10 million charge in third quarter related to Lake Charles in the line item, “Write-downs, reserves and recoveries.” We have written off $45.5 million in property and inventories that were destroyed by Hurricane Rita and recorded receivables in anticipation of insurance proceeds that will reimburse us for those losses. As of September 30, 2005, no proceeds had been received from our insurance carriers.

OPERATING RESULTS AND DEVELOPMENT PLANS

Overall

	Third Quarter		Percentage Increase/		First Nine Months		Percentage Increase/
(In millions, except earnings per share)	2005	2004	(Decrease)		2005	2004	(Decrease)
Casino revenues	$1,939.5	$1,191.6	62.8%		$4,375.1	$2,999.8	45.8%
Total revenues	2,333.6	1,309.7	78.2%		5,058.2	3,359.3	50.6%
Income from operations	414.9	257.8	60.9%		874.6	626.1	39.7%
Income from continuing operations	161.7	110.7	46.1%		339.3	269.7	25.8%
Net income	169.0	118.8	42.3%		378.6	290.8	30.2%
Earnings per share—diluted
From continuing operations	0.87	0.99	(12.1)%		2.43	2.39	1.7%
Net income	0.91	1.06	(14.2)%		2.71	2.58	5.0%
Operating margin	17.8%	19.7%	(1.9	)pts	17.3%	18.6%	(1.3	)pts

Third quarter 2005 revenues and income from continuing operations increased over third quarter 2004, driven by our acquisition of Caesars on June 13, 2005, and higher results at many of our properties, particularly in Nevada and Atlantic City. These increases were partially offset by the closure of four properties due to hurricane damage during third quarter 2005. Earnings per share for third quarter 2005 was also impacted by additional shares outstanding due to the Caesars acquisition.

The properties acquired from Caesars contributed $1,007.7 million in revenues and $213.9 million in income from operations to our third quarter results.

For the nine months ended September 30, 2005, revenues were up 50.6% and income from continuing operations was 25.8% higher than in the first nine months of 2004. The year-over-year increases were due to the inclusion of results from properties acquired from Horseshoe Gaming on July 1, 2004, and from Caesars on June 13, 2005, and from strong results from our Southern Nevada properties.

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

West	East	North Central	South Central	Managed/Other
Harrah’s Reno	Harrah’s Atlantic City	Harrah’s Joliet	Harrah’s Lake	Harrah’s Ak-Chin
Harrah’s/Harveys	Showboat Atlantic	Harrah’s North Kansas	Charles**	Harrah’s Cherokee
Lake Tahoe	City	City	Harrah’s New	Harrah’s Prairie
Bill’s	Caesars Atlantic City*	Harrah’s Council Bluffs	Orleans**	Band
Harrah’s Las Vegas	Bally’s Atlantic City*	Bluffs Run	Harrah’s Louisiana	Harrah’s Rincon
Rio		Harrah’s St. Louis	Downs	Punta Del Este
Harrah’s Laughlin		Harrah’s Metropolis	Horseshoe Bossier	(Uruguay)*
Caesars Palace*		Horseshoe Hammond	City	Windsor*
Paris*		Caesars Indiana*	Horseshoe Tunica
Bally’s Las Vegas*			Grand Tunica*
Flamingo Las Vegas*			Sheraton Tunica*
Grand Biloxi* **
Grand Gulfport* **

*                     Acquired from Caesars

**               Closed due to hurricanes

West Results

	Third Quarter		Percentage Increase/		First Nine Months		Percentage Increase/
(In millions)	2005	2004	(Decrease)		2005	2004	(Decrease)
Casino revenues	$486.1	$280.5	73.3%		$1,049.8	$788.9	33.1%
Total revenues	856.3	401.1	N/M		1,706.6	1,149.7	48.4%
Income from operations	196.7	89.2	N/M		382.9	244.2	56.8%
Operating margin	23.0%	22.2%	0.8	pt	22.4%	21.2%	1.2	pts

N/M = Not Meaningful

The increases in third quarter 2005 revenues and income from operations over third quarter 2004 were due primarily to the inclusion of results from properties acquired in our Caesars acquisition. Caesars properties in the West contributed $434.7 million in revenues and $89.4 million in income from operations in third quarter 2005. Excluding results from the properties acquired from Caesars, revenues and income from operations from our Southern Nevada properties were 4.1% and 17.1% higher, respectively, than in third quarter 2004. On March 10, 2005, we terminated our operating agreement with MTR Gaming Group, Inc., for operation of the Las Vegas Horseshoe. Operating results for the Las Vegas Horseshoe were consolidated with our results from April 1, 2004, until March 10, 2005; however, those results were not material to our operating results. Third quarter 2005 revenues and income from operations from our

Northern Nevada properties were up 7.2% and 25.7%, respectively, from third quarter 2004. Strong visitation to the market, an effective summer concert series and a celebrity golf tournament contributed to the higher results.

For the nine months ended September 30, 2005, Caesars properties contributed $512.5 million in revenues and $104.9 million in income from operations to our West results. Excluding the properties acquired from Caesars, our Southern Nevada properties revenues and income from operations increased 5.9% and 17.2%, respectively, driven by strong cross-market play and increased customer traffic at the Rio from the World Series of Poker. Revenues from our Northern Nevada properties were 0.8% lower than in the first nine months of 2004, but income from operations was 2.8% higher than in the first nine months of 2004.

Construction was completed in August 2005 on a 949-room, 26-story hotel tower and convention center at Caesars Palace. This project also included a fourth swimming pool, the upgrade and expansion of existing hotel registration areas, a VIP lounge, wedding chapels, new retail space and new dining and restaurant facilities.

East Results

	Third Quarter		Percentage Increase/		First Nine Months		Percentage Increase/
(In millions)	2005	2004	(Decrease)		2005	2004	(Decrease)
Casino revenues	$576.4	$240.6	N/M		$1,041.4	$644.6	61.6%
Total revenues	562.1	227.2	N/M		1,004.3	602.9	66.6%
Income from operations	151.0	69.5	N/M		258.0	166.3	55.2%
Operating margin	26.9%	30.6%	(3.7	)pts	25.7%	27.6%	(1.9	)pts

N/M = Not Meaningful

Caesars properties in the East contributed $320.3 million in revenues and $79.3 million in income from operations in third quarter 2005. Excluding results from the properties acquired from Caesars, third quarter 2005 revenues for our Atlantic City properties increased 6.4% over third quarter last year, and income from operations was up 3.3% over third quarter 2004, driven by effective marketing programs and recent capital investments at the Showboat.

For the first nine months of 2005, Caesars properties in the East contributed $373.9 million in revenues and $90.2 million in income from operations. Excluding results from the properties acquired from Caesars, East revenues were 4.6% higher and income from operations was 1.0% higher than in the first nine months of 2004. Aggressive competition and poor weather early in the first quarter impacted 2005 results.

Construction was completed in July 2005 on a House of Blues Club at our Showboat property in Atlantic City. This project added a range of amenities to the property, including a concert hall, nightclub and restaurant, and a private member “Foundation Room.”

At Caesars Atlantic City a new parking garage adjacent to the casino opened July 1, 2005.

North Central Results

	Third Quarter		Percentage Increase/		First Nine Months		Percentage Increase/
(In millions)	2005	2004	(Decrease)		2005	2004	(Decrease)
Casino revenues	$486.7	$394.8	23.3%		$1,297.4	$942.4	37.7%
Total revenues	477.0	387.3	23.2%		1,271.6	928.3	37.0%
Income from operations	82.5	72.9	13.2%		230.9	181.8	27.0%
Operating margin	17.3%	18.8%	(1.5	)pts	18.2%	19.6%	(1.4	)pts

Harrah’s East Chicago was sold in April 2005. Due to sale of this property, results of Harrah’s East Chicago are classified as discontinued operations, and the property is not included in our North Central grouping.

Caesars Indiana contributed $81.2 in revenues and $16.6 million in income from operations to third quarter 2005 North Central results. For the nine months ended September 30, 2005, Caesars Indiana contributed $94.8 million in revenues and $18.9 million in income from operations.

Chicagoland/Illinois—Combined third quarter 2005 revenues at Harrah’s Joliet, Harrah’s Metropolis and Horseshoe Hammond increased 4.6% over 2004 third quarter revenues, but income from operations was 7.8% lower than in the third quarter last year due primarily to an adjustment of the gaming tax accruals at the Illinois properties to reflect a change in the tax structure.

For the first nine months of 2005, combined revenues and income from operations at Harrah’s Joliet, Harrah’s Metropolis and Horseshoe Hammond were 56.8% and 70.5% higher, respectively, than 2004 levels due to Horseshoe Hammond, which was acquired on July 1, 2004. Horseshoe Hammond contributed $301.9 million in revenues and $63.3 million in income from operations in the first nine months of 2005.

Construction is underway on a 258-room hotel and event center at Harrah’s Metropolis. This project is expected to cost approximately $70 million and completion is targeted for second quarter 2006. As of September 30, 2005, $18.3 million had been spent on this project.

Missouri—Combined third quarter 2005 revenues at our Missouri properties increased 1.9%, driven by gains at our North Kansas City property due to recent capital investments, including a $126 million expansion and property enhancement project that added a 206-room hotel addition in August 2005. New restaurants and other amenities will open at that property in fourth quarter 2005. Income from operations was 8.1% below last year’s third quarter due primarily to the competitive promotional environment in the St. Louis market and to construction disruptions at Harrah’s North Kansas City.

For the nine months ended September 30, 2005, combined revenues were 6.5% higher than in the nine months ended September 30, 2004, driven by gains at our St. Louis property due to recent capital investments, including a 210-room hotel tower that opened in third quarter 2004. Combined income from operations for the nine months ended September 30, 2005, was level with same period last year due primarily to construction disruptions at Harrah’s North Kansas City property.

Iowa—Revenues for third quarter 2005 from our Iowa properties were 4.9% below third quarter 2004 revenues, and income from operations was down 18.3% due primarily to construction disruptions at the Bluffs Run Casino. In fourth quarter 2004, we announced plans to rebrand the Bluffs Run Casino under the Horseshoe brand as part of an $85 million renovation and expansion of that property. The property’s greyhound racetrack will remain in operation and retain the Bluffs Run brand. Construction began in February 2005 with completion scheduled for the first quarter of 2006. As of September 30, 2005, $29.0 million had been spent on this project.

For the nine months ended September 30, 2005, revenues were level with 2004, but income from operations was 34.5% below the first nine months of 2004 due to a favorable gaming tax accrual adjustment in 2004, partially offset by lower gaming taxes in 2005 following the resolution of the gaming tax rate issues discussed below.

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

In accordance with previous agreements and as additional purchase price consideration, a payment of approximately $73 million was made to Iowa West Racing Association (“Iowa West”), the entity holding the pari-mutuel and gaming license for the Bluffs Run Casino and with whom we have a management agreement to operate that property. The additional payment to Iowa West increased goodwill attributed to the Bluffs Run property. The payment to Iowa West assumed we will operate table games at Bluffs Run and pay a 24% tax rate; however, Iowa West took the position that the purchase price adjustment should be based on a tax rate of 20%, which would result in an additional $19.6 million payment to Iowa West. The dispute was resolved by arbitration in third quarter 2005, and the arbitrators decided on a 22% tax rate. We paid an additional $7.9 million to Iowa West, which increased goodwill attributed to this property.

South Central Results

	Third Quarter		Percentage Increase/		First Nine Months		Percentage Increase/
(In millions)	2005	2004	(Decrease)		2005	2004	(Decrease)
Casino revenues	$375.5	$275.6	36.2%		$968.4	$623.5	55.3%
Total revenues	387.8	273.9	41.6%		974.2	621.7	56.7%
Income from operations	38.7	43.4	(10.8)%		129.9	90.6	43.4%
Operating margin	10.0%	15.8%	(5.8	)pts	13.3%	14.6%	(1.3	)pts

Harrah’s Tunica was sold in April 2005. Due to the sale of this property, results of Harrah’s Tunica are classified as discontinued operations, and the property is not included in our South Central grouping.

On August 29, 2005, Hurricane Katrina hit the Gulf Coast, causing significant damage to our assets in Biloxi and Gulfport, Mississippi. Our assets in New Orleans also sustained damage and we suffered various losses there as a result of Hurricane Katrina. On September 24, 2005, Hurricane Rita hit the Gulf Coast, causing significant damage to our assets in Lake Charles, Louisiana. All four properties are closed and at this time we are unable to determine the reopening date for Harrah’s New Orleans or the amount of time needed to reconstruct the damaged assets on the Mississippi Gulf Coast or in Lake Charles. See

HURRICANE IMPACT for further discussion of damage and expected insurance recoveries related to property damage and business interruption.

South Central Caesars properties contributed $150.3 million in revenues and $27.6 million in income from operations in third quarter 2005. Excluding results from the properties acquired from Caesars, third quarter 2005 revenues for our South Central properties decreased 13.3% from third quarter last year, and income from operations was 74.3% below last year driven by the effects of Hurricanes Katrina and Rita on our Louisiana properties.

For the first nine months of 2005, Caesars properties contributed $183.5 million in revenues and $32.4 million in income from operations to our South Central results. Excluding results from the properties acquired from Caesars, revenues for the nine months ended September 30, 2005, increased 27.2%, and income from operations was 7.6% higher than in the first nine months of 2004. The increases are due to results from Horseshoe Bossier City and Horseshoe Tunica, which were acquired on July 1, 2004, and higher results from Harrah’s Louisiana Downs, where the permanent facility opened in second quarter 2004 with 1,400 slot machines compared to the 900 that were in service in first quarter 2004. Increases were partially offset by the loss of revenues and income from operations from Harrah’s New Orleans and Harrah’s Lake Charles due to the hurricanes and from operations of Harrah’s Shreveport, which was sold in second quarter 2004.

Horseshoe Bossier City and Horseshoe Tunica contributed $361.8 million in revenues and $67.6 million in income from operations in the first nine months of 2005.

Construction began in second quarter 2004 on a 26-story, 450-room, $150 million hotel tower at Harrah’s New Orleans, which also sustained damage due to Hurricane Katrina. The property does not currently operate a hotel, although it does utilize rooms at third-party hotels. The time required to resume construction, as well as the increased demands for construction labor and materials in the market, could cause the cost of the construction to increase and the time to complete the construction to be extended. At this time, we are unable to estimate the additional costs, if any, but we believe it may take an additional six months to complete construction. As of September 30, 2005, $70.8 million had been spent on this project.

Managed Casinos and Other

Our managed and other results were higher than in third quarter 2004 primarily due to increased business volumes at managed properties following the completion of expansion projects.

In second quarter 2005, we announced that we will not seek to renew the management contract for Harrah’s Prairie Band Casino when it expires in January 2008.

A $60 million expansion of Harrah’s Cherokee Smoky Mountains Casino in Cherokee, North Carolina, that included a 15-story hotel tower with approximately 320 rooms opened in July 2005.

Construction costs of Indian casinos and hotels have been funded by the tribes or by the tribes’ debt, some of which we guarantee. See DEBT AND LIQUIDITY for further discussion of our guarantees of debt related to Indian projects.

Other Factors Affecting Net Income

	Third Quarter		Percentage Increase/		First Nine Months		Percentage Increase/
(In millions)	2005	2004	(Decrease)		2005	2004	(Decrease)
(Income)/expense
Development costs	$8.1	$4.7	72.3%		$20.6	$14.1	46.1%
Write-downs, reserves and recoveries	19.3	3.8	N/M		44.5	2.1	N/M
Project opening costs	6.8	2.0	N/M		12.3	7.8	57.7%
Corporate expense	32.4	17.4	86.2%		70.6	48.0	47.1%
Merger and integration costs for Caesars acquisition	15.2	—	N/M		35.9	—	N/M
Amortization of intangible assets	33.4	3.2	N/M		40.4	5.7	N/M
Interest expense, net	151.6	78.4	93.4%		320.2	195.5	63.8%
Loss on early extinguishment of debt	—	—	—		2.2	—	N/M
Other income	(0.9)	(1.3)	(30.8)%		(4.0)	(5.4)	(25.9)%
Effective tax rate	38.0%	38.0%	0.5	pts	38.0%	37.3%	0.7	pts
Minority interests	$3.4	$2.3	47.8%		$8.9	$6.3	41.3%
Discontinued operations, net of income taxes	7.3	8.1	(9.9)%		39.3	21.1	86.3%

N/M = Not Meaningful

Development costs for third quarter and the first nine months of 2005 were higher than in the third quarter and the first nine months last year due to increased development activities in many jurisdictions, including international jurisdictions, considering allowing development and operation of casinos or casino-like operations.

Write-downs, reserves and recoveries for third quarter 2005 consisted primarily of hurricane expense, including insurance deductibles for hurricane losses at New Orleans and Lake Charles, and non-reimbursable costs related to hurricane relief efforts, partially offset by an insurance recovery. The nine months ended September 30, 2005, also included a $10.0 million contribution to Harrah’s Foundation, a 501(c)(3) non-profit corporation that provides charitable contributions to qualifying organizations in the communities where employees of Harrah’s Entertainment and its subsidiaries work, a litigation settlement, buy-out of a contract and charges to record asset impairments, project write-offs, demolition costs, and other nonroutine transactions.

Project opening costs include costs incurred in connection with the integration of acquired properties into Harrah’s Entertainment’s systems and technology and costs incurred in connection with expansion and renovation projects at various properties.

Corporate expense increased 86.2% in third quarter 2005 and 47.1% in the nine months ended September 30, 2005, from the periods last year due primarily to increased costs associated with our acquisition of Caesars.

Merger and integration costs for the Caesars acquisition include costs for consultants and dedicated internal resources to plan for and execute the merger and integration of Caesars into Harrah’s Entertainment.

Amortization of intangible assets was higher in third quarter 2005 due to estimated amortization of $29.9 million for intangible assets identified in our preliminary purchase price allocation for the Caesars acquisition on June 13, 2005. The purchase price allocation will be finalized within one year of the date of the acquisition and estimated amounts are subject to adjustments, which could be material, during that period. Amortization of intangible assets acquired from Horseshoe Gaming on July 1, 2004, also contributed to the increase for the nine months ended September 30, 2005, over the first nine months last year.

Interest expense increased in third quarter 2005 from 2004 due to increased borrowings related to our acquisitions of Horseshoe Gaming and Caesars and to higher interest rates on our variable rate debt. The average interest rate on our variable-rate debt, excluding the impact of our swap agreements, was 4.2% and 2.6% at September 30, 2005 and 2004, respectively. A change in interest rates will impact our financial results. For example, assuming a constant outstanding balance for our variable-rate debt for the next twelve months, a hypothetical 1% change in corresponding interest rates would change interest expense for the next twelve months by approximately $28.4 million, or $7.1 million per quarter. Our variable-rate debt, including $800 million of fixed-rate debt for which we have entered into interest rate swap agreements, represents approximately 27% of our total debt, while our fixed-rate debt is approximately 73% of our total debt. (For discussion of our interest rate swap agreements, see DEBT AND LIQUIDITY, Interest Rate Swap Agreements.)

The 2005 Loss on early extinguishment of debt represents premiums paid and the write-off of unamortized deferred financing costs associated with the portion of our 7.875% Senior Subordinated Notes due in December 2005 that were retired in February 2005.

Other income was lower in third quarter 2005 than in same period last year due to lower interest income on the cash surrender value of life insurance policies. Other income for the nine months ended September 30, 2005, also included receipt of a death benefit and collection of a previously reserved investment.

The effective tax rates for both periods are higher than the federal statutory rate due primarily to state income taxes. Our effective tax rate for the first nine months of 2005 was affected by the change in the mix of taxable income among various states and the addition of foreign income subsequent to our acquisition of Caesars.

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

Our planned development projects, if they go forward, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. Cash needed to finance projects currently under development as well as additional projects pursued is expected to be made available from operating cash flows, bank borrowings (see DEBT AND LIQUIDITY), joint venture partners, specific project financing, guarantees of third-party debt and, if necessary, additional debt and/or equity offerings. Our capital spending for the first nine months of 2005 totaled approximately $872.8 million, excluding our acquisition of Caesars. Estimated total capital expenditures for 2005 are expected to be between $0.9 billion and $1.2 billion, excluding development opportunities that we have not yet identified.

DEBT AND LIQUIDITY

We generate substantial cash flows from operating activities, as reflected on the Consolidated Condensed Statements of Cash Flows. These cash flows reflect the impact on our consolidated operations of the success of our marketing programs, our strategic acquisitions and on-going cost containment focus. For the first nine months of 2005 and 2004, we reported cash flows from operating activities of $360.6 million and $773.5 million, respectively. The decline in cash flows from operating activities is due primarily to timing of income tax payments.

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

Our cash and cash equivalents totaled approximately $585.6 million at September 30, 2005, compared to $402.0 million at September 30, 2004.

At September 30, 2005, $932.2 million, face amount, of debt due in December 2005, including $400.0 million, face amount, assumed in the Caesars acquisition, is classified as long-term in our Consolidated Condensed Balance Sheets because the Company has both the intent and the ability to refinance these notes. The majority of the remaining balance of our debt is due in the year 2006 and beyond. Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows. Long-term obligations are expected to be paid through operating cash flows, refinancing of debt, joint venture partners or, if necessary, additional debt and/or equity offerings.

Debt Assumed in Acquisition of Caesars

The following debt was assumed in our acquisition of Caesars.

(In millions)	Face Amount
7.875% Senior Subordinated Notes, due 2005	$400.0
8.5% Senior Notes, due 2006	400.0
7.5% Senior Notes, due 2009	425.0
7.0% Senior Notes, due 2013	300.0
9.375% Senior Subordinated Notes, due 2007	500.0
8.875% Senior Subordinated Notes, due 2008	400.0
7.875% Senior Subordinated Notes, due 2010	375.0
8.125% Senior Subordinated Notes, due 2011	350.0
Floating Rate Contingent Convertible Senior Notes, due 2024	375.0
Other	50.3
Total	$3,575.3

We recorded the above debt at its market value, which, at June 13, 2005, was $3,851.9 million, including interest rate swap agreements, which are discussed below. The premium recorded is being amortized as a credit to interest expense using the effective interest method. The debt was assumed by Harrah’s Operating Company, Inc., a wholly-owned subsidiary of Harrah’s Entertainment, and is guaranteed by Harrah’s Entertainment.

Included in the debt assumed in the Caesars acquisition is $375 million Floating Rate Contingent Convertible Senior Notes due 2024. The notes bear interest at an annual rate equal to the three month LIBOR, adjusted quarterly. The interest rate on these notes was 3.6% at September 30, 2005. The notes are convertible into cash and shares of common stock in the following circumstances:

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

Holders may convert any outstanding notes into cash and shares of the Company’s common stock at a conversion price per share of $68.31 (the “Conversion Price”). This represents a conversion rate of approximately 14.6391 shares of common stock per $1,000 principal amount of notes (the “Conversion Rate”). Subject to certain exceptions described in the indenture covering these notes, at the time the notes are tendered for conversion the value (the “Conversion Value”) of the cash and shares of the Company’s common stock, if any, to be received by a holder converting $1,000 principal amount of the notes will be determined by multiplying the Conversion Rate by the “Ten Day Average Closing Stock Price,” which equals the average of the closing per share prices of the Company’s common stock on the New York Stock Exchange on the ten consecutive trading days beginning on the second trading day following the day the notes are submitted for conversion. The Conversion Value will be delivered to holders as follows: (1) an amount in cash (the “Principal Return”) equal to the lesser of (a) the aggregate Conversion Value of the notes to be converted and (b) the aggregate principal amount of the notes to be converted, and (2) if the aggregate Conversion Value of the notes to be converted is greater than the Principal Return, any amount in shares (the “Net Shares”) equal to the aggregate Conversion Value less the Principal Return (the “Net Share Amount”). The Company will pay the Principal Return and deliver the Net Shares, if any, as promptly as practicable after determination of the Net Share Amount. The number of Net Shares to be paid will be determined by dividing the Net Share Amount by the Ten Day Average Closing Stock Price.

The Conversion Price will decrease when cash dividends are declared so that the Conversion Price will equal the price determined by multiplying the Conversion Price in effect immediately prior to the record date for such dividend by a fraction, (i) the numerator of which shall be the average of the pre-dividend sale price, as defined in the agreement, minus the amount of the cash dividend, and (ii) the denominator of which shall be the pre-dividend sale price. As a result of the third quarter 2005 cash dividend, the Conversion Price was adjusted from $68.65 to $68.31.

The notes are redeemable by the Company at any time on or after April 20, 2009, at 100 percent of the principal amount of the notes plus accrued and unpaid interest. Holders may require the Company to purchase all or a portion of these notes on April 15, 2009, 2014, or 2019 at 100 percent of the principal amount of the notes plus accrued and unpaid interest. The notes are unsecured obligations, rank equal with our other senior indebtedness and are senior to all of our subordinated indebtedness.

Credit Agreement

As of December 31, 2004, our credit facilities (the “Credit Agreement”) provided for up to $2.5 billion in borrowings, maturing on April 23, 2009. In January 2005, an agreement was reached to amend the Credit Agreement, which increased our borrowing capacity from $2.5 billion to $4.0 billion. The amendment also contains a provision that will allow a further increase in the borrowing capacity to $5.0 billion, if mutually acceptable to the Company and the lenders, and lowered the combined interest rate spread from LIBOR plus 110 basis points to LIBOR plus 87.5 basis points. The amended agreement became effective upon the satisfaction of various closing conditions, including the closing of our acquisition of Caesars. Other significant terms and conditions of the Credit Agreement, including the maturity date of April 2009, did not change. As of September 30, 2005, the Credit Agreement bore interest based upon 70 basis points over LIBOR and bore a facility fee for borrowed and unborrowed amounts of 17.5 basis points, a combined 87.5 basis points. At our option, we may borrow at the prime rate under the Credit Agreement. As of September 30, 2005, $1.2 billion in borrowings was outstanding under the Credit Agreement with an additional $90.9 million committed to back letters of credit. After consideration of these borrowings, but before consideration of amounts borrowed under the commercial paper program, $2.71 billion of additional borrowing capacity was available to the Company as of September 30, 2005.

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

As of September 30, 2005, we were a party to eight interest rate swaps, including four assumed in the Caesars acquisition, for a total notional amount of $800 million. These interest rate swaps serve to manage the mix of our debt between fixed and variable rate instruments by effectively converting fixed rates associated with long-term debt obligations to floating rates. The major terms of the interest rate swaps are as follows.

Effective Date	Notional Amount	Fixed Rate Received	Variable Rate Paid as of Sept. 30, 2005	Next Reset Date	Maturity Date
	(In millions)
Dec. 29, 2003	$50	7.875%	9.364%	—	Dec. 15, 2005
Dec. 29, 2003	150	7.875%	9.368%	—	Dec. 15, 2005
Jan. 30, 2004	200	7.125%	7.759%	Dec. 1, 2005	June 1, 2007
Feb. 2, 2004	100	7.875%	9.386%	—	Dec. 15, 2005
Sept. 19, 2003*	75	7.000%	6.409%	Oct. 15, 2005	Apr. 15, 2013
Sept. 19, 2003*	75	7.000%	6.401%	Oct. 15, 2005	Apr. 15, 2013
Nov. 12, 2003*	75	7.000%	6.131%	Oct. 15, 2005	Apr. 15, 2013
Nov. 12, 2003*	75	7.000%	6.116%	Oct. 15, 2005	Apr. 15, 2013

*                    Assumed in our acquisition of Caesars. The variable rates on the swaps acquired from Caesars are set in arrears and are estimated at September 30, 2005, based on a forward LIBOR rate.

The Company’s four original interest rate swaps qualify for the “shortcut” method allowed under SFAS No. 133, which allows for an assumption of no ineffectiveness. The interest rate swaps assumed in our acquisition of Caesars do not qualify for the “shortcut” method; however, they are highly effective. The income statement impact from changes in the fair value of the hedging instruments for our swap agreements was not material during any of the periods reported. The net effect of the above swaps increased our third quarter and first nine months 2005 interest expense by $0.9 million and $1.6 million, respectively, and reduced our third quarter and first nine months 2004 interest expense by $0.7 million and $3.4 million, respectively.

Commercial Paper

To provide the Company with cost-effective borrowing flexibility, we have a $200 million commercial paper program that is used to borrow funds for general corporate purposes. At September 30, 2005, $178.0 million was outstanding under this program.

Senior Floating Rate Notes

In February 2005, we issued $250 million of Senior Floating Rate Notes due in 2008 in a Rule 144A private placement. We agreed to, upon the request by holders of a majority in aggregate principal amount of the Senior Floating Rate Notes then outstanding, exchange the private placement offering with fully registered Senior Floating Rate Notes. If the exchange offer does not provide the holders of the Senior Floating Rate Notes freely transferable securities, we may be required to file a shelf registration statement that would allow them to resell the Senior Floating Rate Notes in the open market, subject to certain restrictions. At September 30, 2005, the interest rate on these notes was 3.83%.

Issuance of Senior Notes Via Private Placement and Subsequent Registration of these Notes

In May 2005, we issued $750 million of 5.625% Senior Notes due 2015 in a Rule 144A private placement. In anticipation of issuing this debt and to partially hedge the risk of future increases to the treasury rate, we entered into agreements in the fourth quarter of 2004 and the first quarter of 2005 to lock in existing ten-year rates to hedge against such increases on $500 million of the debt issued. Changes in the fair values of the treasury rate lock agreements were recorded as a component of other comprehensive income and are being reclassified to earnings over the ten-year life of this debt. The treasury locks resulted in an effective rate of 5.86% on this debt. In September 2005, we issued an additional $250 million of 5.625% Senior Notes due 2015 in a Rule 144A private placement. We agreed to offer to exchange the 5.625% Senior Notes issued in private placement with the fully registered 5.625% Senior Notes within 210 days of issuance. Subsequent to the end of third quarter, we completed the registration and launched the exchange offer for all $1.0 billion of the 5.625% Senior Notes.

In September 2005, we issued $750 million of 5.75% Senior Notes due 2017 in a Rule 144A private placement. We agreed to offer to exchange the 5.75% Senior Notes issued in private placement with the fully registered 5.75% Senior Notes within 210 days of issuance. Should we fail to complete the registration and related exchange offer for the 5.75% Senior Notes, the interest rate will increase by up to 0.5% per annum. We intend to complete the registration and launch the exchange offer for the 5.75% Senior Notes in the fourth quarter of 2005.

Debt Repurchase Program

In July 2003, our Board of Directors authorized the Company to retire, from time to time through cash purchases, portions of our outstanding debt in open market purchases, privately negotiated transactions or otherwise. These repurchases will be funded through available cash from operations and borrowings from our established debt programs. Such repurchases will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. In first quarter 2005, we retired $58.3 million of our 7.875% Senior Subordinated Notes due in December 2005, bringing the total retired under this authorization to $217.8 million of our 7.875% Senior Subordinated Notes. Subsequent to the end of third quarter, we repurchased $632.2 million of our 7.875% Senior Subordinated Notes, including $400 million assumed in the Caesars acquisition. We will record a loss of approximately $1 million on this transaction in the fourth quarter of 2005.

Equity Repurchase Program

In November 2004, our Board of Directors authorized the purchase of 3.5 million shares of common stock in the open market and negotiated purchases through the end of 2005. As of September 30, 2005, no shares have been repurchased under this authorization.

Shares Outstanding

In connection with the Caesars acquisition, we issued 67.9 million shares of Harrah’s Entertainment common stock. Since these additional shares were outstanding only 109 days of 2005, our average shares outstanding calculation was only partially impacted for the nine months ended September 30, 2005, by the transaction.

Cash Dividends

In July 2005, our Board of Directors increased the regular quarterly cash dividend ten percent to 36.25 cents per share, payable on August 24, 2005, to shareholders of record as of the close of business on August 10, 2005. A cash dividend of 33 cents per share was paid on May 25, 2005, to shareholders of record as of the close of business on May 11, 2005. The Company has paid quarterly cash dividends since third quarter 2003. Subsequent to the end of third quarter 2005, our Board of Directors approved a regular quarterly cash dividend of 36.25 cents per share, payable on November 23, 2005, to shareholders of record as of the close of business on November 9, 2005.

Guarantees of Third-Party Debt and Other Obligations and Commitments

The table below summarizes total material additions to or changes in our contractual obligations and other commitments, which were disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our 2004 Annual Report on Form 10-K.

(In millions)	Increase/(Decrease)	Amount of Increase/(Decrease) Attributable to Acquisition of Caesars	Total Obligation
Contractual Obligations
Debt(a)	$5,194.6	$3,567.3	$10,347.5
Estimated interest payments(b)	3,483.1	1,148.8	3,483.1
Operating lease obligations	941.8	606.7	1,509.4
Purchase order obligations	49.0	26.3	67.2
Guaranteed payments to State of Louisiana	15.1	—	149.9
Construction commitments	61.5	53.0	385.0
Other contractual obligations	167.5	141.8	320.1
Other Commitments
Guarantees of loans	(17.9)	—	274.1
Minimum payments to tribes	(10.8)	—	85.3
Letters of credit	31.1	22.8	90.9

(a)           The contractual obligation for debt as reported in our 2004 Annual Report on Form 10-K was net of unamortized discounts on debt of $14.5 million and the fair value of interest rate swap agreements liability of $5.1 million.

(b)          Estimated interest payments were not included in our disclosure in our 2004 Annual Report on Form 10-K. Estimated interest for variable rate debt is based on rates at September 30, 2005.

The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments, pursuant to these contracts for the four managed Indian-owned facilities now open, which extend for periods of up to 74 months from September 30, 2005, is $1.2 million. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.

We may guarantee all or part of the debt incurred by Indian tribes, with which we have entered management contracts, to fund development of casinos on the Indian lands. For all existing guarantees of Indian debt, we have obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, that the value of such property would satisfy our obligations in the event these guarantees were enforced. Additionally, we have received limited waivers from the Indian tribes of their sovereign immunity to allow us to pursue our rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken. The aggregate outstanding balance of such debt as of September 30, 2005, was $260.0 million.

In July 2004, after receiving Pennsylvania regulatory and certain local approvals, we acquired a 50 percent interest in Chester Downs & Marina, LLC (“CD&M”), an entity licensed to develop a harness-racing facility in southeastern Pennsylvania. Harrah’s Entertainment and CD&M have agreed to develop Harrah’s Chester Downs Casino and Racetrack (“Harrah’s Chester”), a 5/8-mile harness racetrack facility, approximately six miles south of Philadelphia International Airport. Plans for the facility include a 1,500-seat grandstand and simulcast facility, a slot casino with approximately 2,000 games and a variety of food and beverage offerings. We have commenced site work and construction at the property and expect racing and simulcasting to begin in the second half of 2006. We will open the casino upon receipt of a gaming license and other regulatory approvals, which we expect to receive in 2007. However, the Pennsylvania regulatory authorities have yet to establish a timeline for acting upon the gaming license applications related to casino operations, which may delay the opening of the casino beyond current expectations. This project is expected to cost approximately $400 million, $37.0 million of which had been spent as of September 30, 2005. We expect to have spent approximately $340 million by the commencement of racing and simulcasting. We will provide financing for the project or obtain external financing, which we may guarantee, we are consolidating CD&M in our financial statements.

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

Although, historically, the short-term effect of such competitive developments on our operating results generally has been negative, we are not able to determine the long-term impact, whether favorable or unfavorable, that development and expansion trends and events will have on current or future markets. We believe that the geographic diversity of our operations; our focus on multi-market customer relationships; our service training, our rewards and customer loyalty programs; and our continuing efforts to establish our brands as premier brands upon which we have built strong customer loyalty have well-positioned us to face the challenges present within our industry. We utilize the unique capabilities of WINet, a sophisticated nationwide customer database, and Total Rewards, a nationwide loyalty program that allows our customers to earn cash, comps and other benefits for playing at our casinos. We believe these sophisticated marketing tools provide us with competitive advantages, particularly with players who visit more than one market. The integration of the properties acquired from Caesars into Total Rewards will begin in fourth quarter 2005 and is targeted for completion in second quarter 2006.

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

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

We prepare our Consolidated Condensed Financial Statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated lives assigned to our assets, the determination of bad debt, asset impairment, fair value of guarantees and self-insurance reserves, the purchase price allocations made in connection with our acquisitions and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our significant accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2004 Annual Report on Form 10-K. There were no newly identified significant accounting estimates in the first nine months of 2005, nor were there any material changes to the critical accounting policies and estimates discussed in our 2004 Annual Report.

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

In September 2004, the Emerging Issues Task Force reached a consensus on Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” which addresses when contingently convertible instruments should be included in diluted earnings per share. Per the consensus, contingently convertible instruments should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus is to be applied to reporting periods ending after December 15, 2004. At September 30, 2005, the contingently convertible instruments were not dilutive and, therefore, were not included in our earnings per share calculation.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”, which changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle, as well as to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

•       the on-going effects of Hurricanes Katrina and Rita on our Gulf Coast, New Orleans and Lake Charles casinos and on the surrounding communities and our ability to recover insurance proceeds relating to these events;

•       financial community and rating agency perceptions of Harrah’s Entertainment;

•       acts of war or terrorist incidents;

•       abnormal gaming holds;

•       the effects of competition, including locations of competitors and operating and market competition; and

•  impact on the Company’s financial results of the purchase price allocation process related to the Ceasars acquisition.

Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.                        Quantitative and Qualitative Disclosure About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed-rate and variable-rate obligations. Of our approximate $10.6 billion total debt at September 30, 2005, $2.8 billion, including $800 million of fixed-rate debt for which we have entered into interest rate swap agreements, is subject to variable interest rates. For our fixed-rate debt subject to interest rate swap agreements, the average interest rate received was 7.4% at September 30, 2005, compared to 7.8% average interest rate paid on the swaps. The average interest rate on our variable-rate debt, excluding the impact of our swap agreements, was 4.2% at September 30, 2005. Assuming a constant outstanding balance for our variable rate debt for the next twelve months, a hypothetical 1% change in interest rates would change interest expense for the next twelve months by approximately $28.4 million.

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. We also utilize treasury rate locks to hedge the risk of future treasury rate increases for certain forecasted debt issuances. We do not purchase or hold any derivative financial instruments for trading purposes.

Foreign currency translation gains and losses were not material to our results of operations for third quarter and first nine months of 2005. Although, in connection with our acquisition of Caesars, we have ownership interests in businesses in foreign countries, these operations are not material to our consolidated financial position, results of operations or cash flows. Accordingly, we are not currently subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future operating results or cash flows.

From time to time, we hold investments in various available-for-sale equity securities; however, our exposure to price risk arising from the ownership of these investments is not material to our consolidated financial position, results of operations or cash flows.

Item 4.                        Controls and Procedures

(a)   Evaluation of disclosure controls and procedures.

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2005. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

(b)   Changes in internal controls.

On June 13, 2005, the Company completed the purchase of Caesars. The Company is in the process of integrating the Caesars operations and currently conducting control reviews pursuant to the Sarbanes-Oxley Act of 2002. Excluding the Caesars acquisition, there have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. See Note 4 to our Consolidated Condensed Financial Statements included in Item 1 for discussion of the acquisition and related financial data.

PART II—OTHER INFORMATION

Item 4.                        Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2005.

Item 6.                        Exhibits.

4.1

Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wachovia Bank, National Association, as Trustee, to the Indenture, dated as of December 21, 1998, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7.875% Senior Subordinated Notes due 2005. (Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K, filed August 2, 2005.)

4.2

Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of November 9, 1999, as supplemented by certain Officers’ Certificates dated as of November 9, 1999 and September 12, 2000, and as further amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 8.5% Senior Notes due 2006 and the 8.875% Senior Subordinated Notes due 2008. (Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K, filed August 2, 2005.)

4.3

Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of February 22, 2000, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 9.375% Senior Subordinated Notes due 2007. (Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K, filed August 2, 2005.)

4.4

Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of May 14, 2001, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 8.125% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K, filed August 2, 2005.)

4.5

Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of August 22, 2001, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7.50% Senior Notes due 2009. (Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K, filed August 2, 2005.)

4.6

Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of March 14, 2002, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7.875% Senior Subordinated Notes due 2010. (Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K, filed August 2, 2005.)

4.7

Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, to the Indenture, dated as of April 11, 2003, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7.0% Senior Notes due 2013. (Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K, filed August 2, 2005.)

4.8

Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, with respect to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K, filed August 2, 2005.)

4.9

First Supplemental Indenture dated as of August 19, 2005, to Indenture dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit filed with the Registrant’s Registration Statement on Form S-4, File No. 333-127840, filed August 25, 2005.)

4.10

Second Supplemental Indenture dated as of September 28, 2005, to Indenture, dated as of May 27, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K, filed October 3, 2005.)

4.11

Additional Registration Rights Agreement dated as of September 28, 2005, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., as Guarantor, and Citigroup Global Markets Inc. and Greenwich Capital Markets, Inc., as Representatives of the Initial Purchasers, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K, filed October 3, 2005.)

4.12

Indenture dated as of September 28, 2005, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.75% Senior Notes due 2017. (Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K, filed October 3, 2005.)

4.13

Registration Rights Agreement dated as of September 28, 2005, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., as Guarantor, and Barclays Capital Inc. and Citigroup Global Markets Inc., as Representatives of the Initial Purchasers, relating to the 5.75% Senior Notes due 2017. (Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K, filed October 3, 2005.)

*10.1	Amendment dated as of October 31, 2005, to Employment Agreement dated as of September 4, 2002, between Harrah’s Entertainment, Inc. and Gary W. Loveman.
*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2005.
*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2005.
*32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2005.
*32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2005.

*                    Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRAH’S ENTERTAINMENT, INC.
November 9, 2005	By:	/s/ Anthony D. McDuffie
Anthony D. McDuffie
Senior Vice President, Controller and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description	Sequential Page No.
4.1

Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wachovia Bank, National Association, as Trustee, to the Indenture, dated as of December 21, 1998, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7.875% Senior Subordinated Notes due 2005. (Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K, filed August 2, 2005.)

4.2

Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of November 9, 1999, as supplemented by certain Officers’ Certificates dated as of November 9, 1999 and September 12, 2000, and as further amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 8.5% Senior Notes due 2006 and the 8.875% Senior Subordinated Notes due 2008. (Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K, filed August 2, 2005.)

4.3

Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of February 22, 2000, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 9.375% Senior Subordinated Notes due 2007. (Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K, filed August 2, 2005.)

4.4

Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of May 14, 2001, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 8.125% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K, filed August 2, 2005.)

4.5

Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of August 22, 2001, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7.50% Senior Notes due 2009. (Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K, filed August 2, 2005.)

4.6

Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of March 14, 2002, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7.875% Senior Subordinated Notes due 2010. (Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K, filed August 2, 2005.)

4.7

Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, to the Indenture, dated as of April 11, 2003, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7.0% Senior Notes due 2013. (Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K, filed August 2, 2005.)

4.8

Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, with respect to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K, filed August 2, 2005.)

4.9

First Supplemental Indenture dated as of August 19, 2005, to Indenture dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit filed with the Registrant’s Registration Statement on Form S-4, File No. 333-127840, filed August 25, 2005.)

4.10

Second Supplemental Indenture dated as of September 28, 2005, to Indenture, dated as of May 27, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K, filed October 3, 2005.)

4.11

Additional Registration Rights Agreement dated as of September 28, 2005, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., as Guarantor, and Citigroup Global Markets Inc. and Greenwich Capital Markets, Inc., as Representatives of the Initial Purchasers, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K, filed October 3, 2005.)

4.12

Indenture dated as of September 28, 2005, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.75% Senior Notes due 2017. (Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K, filed October 3, 2005.)

4.13

Registration Rights Agreement dated as of September 28, 2005, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., as Guarantor, and Barclays Capital Inc. and Citigroup Global Markets Inc., as Representatives of the Initial Purchasers, relating to the 5.75% Senior Notes due 2017. (Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K, filed October 3, 2005.)

10.1	Amendment dated as of October 31, 2005, to Employment Agreement dated as of September 4, 2002, between Harrah’s Entertainment, Inc. and Gary W. Loveman.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2005.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2005.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2005.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2005.