Form 10-K
period 2005-12-31
HARRAHS ENTERTAINMENT INC
filed 2006-03-14
CIK 858339

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-10410

HARRAH’S ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	62-1411755 (I.R.S. Employer Identification No.)
One Harrah’s Court Las Vegas, Nevada (Address of principal executive offices)	89119 (Zip code)

Registrant’s telephone number, including area code:

(702) 407-6000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.10 per share Special Stock Purchase Rights	NEW YORK STOCK EXCHANGE CHICAGO STOCK EXCHANGE PACIFIC EXCHANGE PHILADELPHIA STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2005, based upon the closing price of $72.07 for the Common Stock on the New York Stock Exchange on that date, was $12,775,815,532.

As of January 31, 2006, the Registrant had 184,092,919 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, which will be filed within 120 days after the end of the fiscal year, are incorporated by reference into Part III hereof.

PART I

ITEM 1. Business.

Overview

Harrah’s Entertainment, Inc., a Delaware corporation, is one of the largest casino entertainment providers in the world. Our business is conducted through a wholly-owned subsidiary, Harrah’s Operating Company, Inc., which, as of December 31, 2005, owns or manages through various subsidiaries 39 casinos, primarily in the United States. Our principal asset is the stock of Harrah’s Operating Company, Inc., which together with its direct and indirect subsidiaries hold substantially all of the assets of our businesses. Our casino entertainment facilities operate primarily under the Harrah’s, Caesars and Horseshoe brand names, and, as of December 31, 2005, included 20 land-based casinos, 11 riverboat or dockside casinos, four casinos on Indian reservations, two casinos on cruise ships, a combination greyhound racing facility and casino and a combination thoroughbred racetrack and casino. In addition, four of our casinos in Mississippi and Louisiana were closed as of December 31, 2005 due to damage suffered from Hurricanes Katrina and Rita. Our facilities have an aggregate of approximately 3 million square feet of gaming space and approximately 40,000 hotel rooms. We have a customer loyalty program, Total Rewards, that we use for marketing promotions and to generate play by our customers when they travel among our markets. We also operate the World Series of Poker tournament circuit at our casinos.

We were incorporated on November 2, 1989, and prior to such date operated under predecessor companies. Our principal executive offices are located at One Harrah’s Court, Las Vegas, Nevada 89119, telephone (702) 407-6000. Our common stock is traded on the New York Stock Exchange under the symbol “HET.”

2005 Business Development

This is a summary of material business developments in 2005. For more information about business developments in 2005, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this report.

Acquisitions

On June 13, 2005, we completed the acquisition of Caesars Entertainment, Inc. in a cash and stock transaction. As a result, we issued an aggregate of approximately 67.9 million shares of our common stock and paid approximately $1.9 billion in cash. The acquisition of Caesars added 15 casinos with about 1.6 million square feet of gaming space and approximately 24,000 hotel rooms and gave us significant additional presence in Las Vegas, Atlantic City and Mississippi.

On December 23, 2005, we completed the acquisition of the Imperial Palace Hotel & Casino in Las Vegas for approximately $370 million. The Imperial Palace, featuring a 52,000 square-foot casino and 2,640 hotel rooms, occupies an 18.5 acre site on the Las Vegas strip, situated between Harrah’s Las Vegas and the Flamingo, and across the street from Caesars Palace.

Construction

Harrah’s Chester Casino & Racetrack is a harness racetrack and casino now under construction in Chester, Pennsylvania, approximately six miles south of Philadelphia International Airport. Plans for the facility include a 1,500 seat grandstand and simulcast facility, a slot casino with approximately 2,000 games and variety of food and beverage offerings. Racing and simulcasting is scheduled to begin in the second half of 2006 and the casino is tentatively scheduled to open in 2007, subject to receipt of a gaming license and all other regulatory approvals. We own a 50% interest in Harrah’s Chester.

In November 2005, we announced an upgrade and expansion of Harrah’s Atlantic City. The expansion will include a 172,000 square-foot retail and entertainment complex and a 964 room hotel tower. The entertainment and retail center is expected to open in early 2007, and the new hotel tower in the second quarter of 2008.

Developments

In 2005, we announced planned developments in several markets. Each of these developments is subject to regulatory approvals and other requirements.

During 2005, we acquired several businesses, including the Imperial Palace, and parcels of land adjacent to our properties on the Las Vegas Strip. This land permits a concept-development and master-planning opportunity for entertainment options in Las Vegas. Master planning is underway, and preliminary plans are expected to be announced in mid-2006.

We are also at work on a master plan for our Atlantic City properties that will be designed to create a cross-property entertainment experience there, with preliminary plans expected to be announced in mid-2006.

With the closure of our properties on the Mississippi Gulf Coast due to Hurricane Katrina in late August 2005, we decided to concentrate our rebuilding efforts in the Mississippi Gulf on a resort casino at the former location of the Grand Casino Biloxi. We intend to announce preliminary plans for our new Biloxi project in mid-2006.

In November 2005, we signed a definitive agreement with El Reino de Don Quijote de La Mancha, S.A. to develop a Caesars casino resort in Ciudad Real, Spain, 118 miles south of Madrid, Spain.

In November 2005, we announced that we had executed a letter of intent to form a joint venture with Baha Mar Resorts, Ltd. and Starwood Hotels & Resorts Worldwide, Inc. to create a mixed-use property in Nassau, Bahamas. The proposal includes a Caesars Resort Hotel and Casino.

In November 2005, we signed a memorandum of understanding with the Hit Group to form a joint venture to develop a casino resort and hotel in Nova Gorica, Slovenia on the border of Italy. The proposed project is contingent on legislative approvals being enacted.

We have entered into a memorandum of understanding to form a joint venture with Keppel Land Investment Pte. Ltd. and together we continue to work towards making a proposal for an integrated resort in the Republic of Singapore. We and Keppel Land have reached preliminary agreements with third parties for the management and operation of convention facilities, management of the non-gaming entertainment ventures, and creating a cultural center. The proposal is to be submitted to the Republic of Singapore in March 2006.

Dispositions

In April 2005, we completed the sale of Harrah’s East Chicago and Harrah’s Tunica for a sales price of approximately $627 million, and Caesars sold its Atlantic City Hilton and Bally’s Tunica properties for a sales price of approximately $612 million.

In May 2005, Caesars agreed to sell the Reno Hilton for $150 million. The sale is expected to close in the second quarter of 2006.

In November 2005, we agreed to sell the Flamingo Laughlin hotel and an undeveloped land parcel in Atlantic City for $170 million. The sale is expected to close in mid-2006.

Description of Business

Our casino business commenced operations in 1937. We own or manage casino entertainment facilities in more areas throughout the United States than any other participant in the casino industry. In addition to casinos, our facilities typically include hotel and convention space, restaurants and non-gaming entertainment facilities. Two of our properties are racetracks at which we have installed slot machines. The descriptions below are as of December 31, 2005, except where otherwise noted.

In southern Nevada, Harrah’s Las Vegas, Rio All-Suite Hotel & Casino, Caesars Palace, Bally’s Las Vegas, Flamingo Las Vegas, Paris Las Vegas and Imperial Palace Hotel & Casino are located in Las Vegas, and draw customers from throughout the United States. Harrah’s Laughlin and Flamingo Laughlin are located near both the Arizona and California borders and draw customers primarily from the southern California and Phoenix metropolitan areas and, to a lesser extent, from throughout the U.S. via charter aircraft. In November 2005, we entered into an agreement to sell the Flamingo Laughlin, and the transaction is expected to close in mid-2006.

In northern Nevada, Harrah’s Lake Tahoe, Harveys Resort & Casino and Bill’s Casino are located near Lake Tahoe and draw customers primarily from California. Harrah’s Reno, located in downtown Reno, and the Reno Hilton, located near downtown Reno, draw customers primarily from Northern California, the Pacific Northwest and Canada. Caesars entered into an agreement to sell the Reno Hilton in May 2005, and the transaction is expected to close during the second quarter 2006.

Our Atlantic City casinos, Harrah’s Atlantic City, Showboat Atlantic City, Caesars Atlantic City and Bally’s Atlantic City, draw customers primarily from Philadelphia, New York and New Jersey.

Our Chicagoland dockside casinos, Harrah’s Joliet in Joliet, Illinois, and Horseshoe Hammond in Hammond, Indiana, draw customers primarily from the greater Chicago metropolitan area. In southern Indiana, we own Caesars Indiana, a dockside casino complex located in Elizabeth, Indiana, which draws customers primarily from Northern Kentucky, including the Louisville metropolitan area, and Southern Indiana, including Indianapolis.

In Louisiana, we own Harrah’s New Orleans, a land-based casino located in downtown New Orleans, which attracts customers from the New Orleans metropolitan area and from throughout the United States. Harrah’s New Orleans was closed as of December 31, 2005, due to the damage sustained by Hurricane Katrina, but reopened on February 17, 2006. In the southwest part of the state, Harrah’s Lake Charles, a dockside casino, serves southwestern Louisiana and eastern Texas, including the Houston metropolitan area. Harrah’s Lake Charles is currently closed due to the damage sustained in Hurricane Rita. In the northwest part of the state, Horseshoe Bossier City, a dockside casino, and Harrah’s Louisiana Downs, a thoroughbred racetrack with slot machines, located in Bossier City, cater to customers in northwestern Louisiana and east Texas, including the Dallas/Fort Worth metropolitan area.

On the Mississippi gulf coast, we own the Grand Casino Biloxi, located in Biloxi, Mississippi, and Grand Casino Gulfport, located in Gulfport, Mississippi. These casinos catered to customers in Southern Mississippi, Southern Alabama and Northern Florida. Grand Casino Gulfport and Grand Casino Biloxi are currently closed due to the damage sustained from Hurricane Katrina. In December 2005, we agreed to sell Grand Casino Gulfport.

Harrah’s North Kansas City and Harrah’s St. Louis, both dockside casinos, draw customers from the Kansas City and St. Louis metropolitan areas. Harrah’s Metropolis is a dockside casino located in Metropolis, Illinois, on the Ohio River, drawing customers from southern Illinois, western Kentucky and central Tennessee. Horseshoe Tunica, Grand Casino Tunica and Sheraton Casino & Hotel Tunica, dockside casino complexes located in Tunica, Mississippi, are approximately 30 miles from Memphis, Tennessee and draw customers primarily from the Memphis area.

Harrah’s Council Bluffs Casino Hotel, a dockside casino facility, and Bluffs Run Casino, a combination greyhound racing facility and land-based casino, are located in Council Bluffs, Iowa, across the Missouri River from Omaha, Nebraska. At Bluffs Run, we own the assets other than gaming equipment, and lease these assets to the Iowa West Racing Association, or IWRA, a nonprofit corporation, and we manage the facility for the IWRA under a management agreement expiring in October 2024. Iowa law requires that a qualified nonprofit corporation hold Bluffs Run’s gaming and pari-mutuel licenses and its gaming equipment. We are rebranding the casino at Bluffs Run to the Horseshoe brand with a target completion date of first quarter 2006.

Casino Windsor, located in Windsor, Ontario, draws customers primarily from the Detroit Metropolitan area and the Conrad Resort & Casino located in Punta Del Este, Uruguay, draws customers primarily from Argentina and Uruguay.

In addition to the casinos that we own or manage, we also earn fees through our management of four casinos for Indian tribes:

•       Harrah’s Phoenix Ak-Chin, located near Phoenix, Arizona, which we manage for the Ak-Chin Indian Community under a management agreement that expires December 2009. Harrah’s Phoenix Ak-Chin draws customers from the Phoenix metropolitan area;

•       Harrah’s Rincon Casino and Resort, located near San Diego, California, which we manage for the Rincon San Luiseno Band of Mission Indians under a management agreement that expires in November 2011. Harrah’s Rincon draws customers from the San Diego metropolitan area and Orange County, California;

•       Harrah’s Cherokee Casino and Hotel, which we manage for the Eastern Band of Cherokee Indians on their reservation in Cherokee, North Carolina under a management contract that expires November 2011. Harrah’s Cherokee draws customers from eastern Tennessee, western North Carolina, northern Georgia and South Carolina; and

•       Harrah’s Prairie Band Casino-Topeka, located near Topeka, Kansas, which we manage for the Prairie Band Potawatomi Nation under a management contract expiring in January 2008. Harrah’s Prairie Band draws customers from the Topeka and Wichita, Kansas areas. We will not renew the management agreement for this property when it expires in January 2008.

We own and operate Bluegrass Downs, a harness racetrack located in Paducah, Kentucky, and own a one-half interest in Turfway Park LLC, which is the owner of the Turfway Park thoroughbred racetrack in Boone County, Kentucky. Turfway Park LLC owns a minority interest in Kentucky Downs LLC, which is the owner of the Kentucky Downs racetrack located in Simpson County, Kentucky.

We operate two Caesars Palace at Sea casinos on cruise ships owned by Crystal Cruises, Inc.

We also operate the World Series of Poker tournament circuit and license trademarks for merchandise related to this brand.

Additional information about our casino entertainment properties as of December 31, 2005 is set forth below in Item 2, “Properties.”

Sales and Marketing

We believe that our distribution system of 39 casino entertainment facilities provides us the ability to generate play by our customers when they travel among markets, which we refer to as cross-market play. We believe our customer loyalty program, Total Rewards, in conjunction with this distribution system, allows us to capture a growing share of our customers’ gaming budget and generate increased same-store sales.

By April 2006, our Total Rewards customers will be able to earn reward credits and redeem those credits at all of our U.S. casino entertainment facilities. Since December 2005, we have been converting the systems to support the transition of Caesars Entertainment Inc.’s Connection Card to Total Rewards at all of the U.S. properties we acquired in the Caesars acquisition. We integrated the Horseshoe properties into our Total Rewards database in 2005, and by April 2006, the Winners Circle card will be transitioned to Total Rewards. Total Rewards is structured in tiers, providing customers an incentive to consolidate their play at our casinos. Depending on their level of play with us in a calendar year, customers may be designated as either Gold, Platinum, Diamond, or Seven Stars customers. Customers who do not participate in Total Rewards are encouraged to join, and those with a Total Rewards card are encouraged to consolidate their play through targeted promotional offers and rewards.

We have developed a database containing information for our customers and aspects of their casino gaming play. We use this information for marketing promotions, including through direct mail campaigns and the use of electronic mail and our website.

Patents and Trademarks

We own the following trademarks used in this document: Harrah’s®, Caesars®, Grand CasinoSM, Bally’s®, Flamingo®, Paris®, Caesars Palace at Sea®, LuckyMesm, Fast Cash®, Rio®, Showboat®, Bill’s®, Harveys®, Total Rewards®, Bluffs Run®, Louisiana Downs®, Reward Credits®, Horseshoe®, Seven Stars Club®, Connection CardSM, Winners Circle®, and World Series of Poker®. Trademark rights are perpetual provided that the mark remains in use by us. We consider all of these marks, and the associated name recognition, to be valuable to our business.

We have been issued five U.S. patents covering some of the technology associated with our Total Rewards program-U.S. Patent No. 5,613,912 issued March 25, 1997, expiring April 5, 2015 (which is the subject of a license agreement with Mikohn Gaming Corporation); U.S. Patent No. 5,761,647 issued June 2, 1998, expiring May 24, 2016; U.S. Patent No. 5,809,482 issued September 15, 1998, expiring September 15, 2015; U.S. Patent No. 6,003,013 issued December 14, 1999, expiring May 24, 2016; and U.S. Patent No. 6,183,362, issued February 6, 2001, expiring May 24, 2016. In 2001, we sued a competitor casino company in Federal Court seeking to enforce three of these patents. In June 2004, the trial court ruled against us on the competitor’s motion for summary judgment, holding that the claims of Patent Nos. 5,761,647 and 6,183,362 and portions of the claims of Patent No. 6,003,013 were invalid. The appeals court affirmed the trial court’s motion for summary judgment and we elected to not appeal this decision. We do not believe that the ruling will adversely affect our business or operations.

Competition

We own or manage land-based, dockside, riverboat and Indian casino facilities in most U.S. casino entertainment jurisdictions. We also own or manage properties in Canada and Uruguay. We compete with numerous casinos and casino hotels of varying quality and size in the market areas where our properties are located. We also compete with other non-gaming resorts and vacation areas, and with various other casino and other entertainment businesses. The casino entertainment business is characterized by competitors that vary considerably by their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity.

In most markets, we compete directly with other casino facilities operating in the immediate and surrounding market areas. In some markets, we face competition from nearby markets in addition to direct competition within our market areas.

In recent years, with fewer new markets opening for development, competition in existing markets has intensified. Many casino operators, including us, have invested in expanding existing facilities, developing new facilities, and acquiring established facilities in existing markets, such as our acquisition of the casinos owned by Rio, Showboat, Players, Harveys, Horseshoe, Caesars and Imperial Palace. This expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors has increased competition in many markets in which we compete, and this intense competition can be expected to continue.

We believe we are well-positioned to take advantage of any further legalization of casino gaming in the U.S. and abroad, the continued positive consumer acceptance of casino gaming as an entertainment activity, and increased visitation to casino facilities. However, the expansion of casino entertainment into new markets, such as the recent expansion of tribal casino opportunities in New York and California and the approval of gaming facilities in Pennsylvania and Florida, could also present competitive issues for us. At this time, the ultimate impact that these events may have on the industry and on us is uncertain.

The casino entertainment industry is also subject to political and regulatory uncertainty. See also Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Effects of Current Economic and Political Conditions” and portions of “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overall Operating Results” and “—Regional Results and Development Plans.”

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

Our businesses are subject to various foreign, federal, state and local laws and regulations in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results.

Employee Relations

We have approximately 85,000 employees through our various subsidiaries. Despite a strike in Atlantic City in 2004 that was settled, we consider our labor relations with employees to be good. Approximately 30,440 employees are covered by collective bargaining agreements with certain of our subsidiaries, relating to certain casino, hotel and restaurant employees at certain of our properties. Most of our employees covered by collective bargaining agreements are located at our properties in Las Vegas and Atlantic City. Our collective bargaining agreements with employees located at our Las Vegas properties expires in May 2007 and at our Atlantic City properties in September 2009.

Available Information

Our internet address is www.harrahs.com. We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. We also make available through our website all filings of our executive officers and directors on Forms 3, 4 and 5 under Section 16 of the Exchange Act. These filings are also available on the SEC’s website at www.sec.gov. Our Corporate Governance Guidelines, the charters of our Audit Committee, Human Resources Committee, and Nominating/Corporate Governance Committee, our Code of Conduct and our Code of Business Conduct and Ethics for Principal Officers are available on our website under the “Investor Relations” link. We will provide a copy of these documents without charge to any stockholder upon receipt of a written request addressed to Harrah’s Entertainment, Inc., Attn: Corporate Secretary, One Harrah’s Court, Las Vegas, Nevada 89119. Reference in this document to our website address does not constitute incorporation by reference of the information contained on the website.

Item 1A. Risk Factors.

We are subject to extensive governmental regulation and taxation policies, the enforcement of which could adversely impact our business, financial condition and results of operations.

We are subject to extensive gaming regulations and political and regulatory uncertainty. Regulatory authorities in the foreign countries that we operate, as well as at the U.S. federal, state and local levels have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines and take other actions, any one of which could adversely impact our business, financial condition and results of operations. From time to time, individual jurisdictions have also considered legislation or referendums, such as bans on smoking in casinos and other entertainment and dining facilities, which could adversely impact our operations. The likelihood or outcome of similar legislation and referendums in the future cannot be predicted.

The casino entertainment industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate. From time to time, various state and federal legislators and officials have proposed changes in tax laws, or in the administration of such laws, including increases in tax rates, which would affect the industry. If adopted, such changes could adversely impact our business, financial condition and results of operations.

The development and construction of new hotels, casinos and gaming venues and the expansion of existing ones are susceptible to delays, cost overruns and other uncertainties, which could have an adverse effect on our business, financial condition and results of operations.

We may decide to develop, construct and open new hotels, casinos and other gaming venues in response to opportunities that may arise, including developments in Singapore, Slovenia, Spain, Pennsylvania and the Bahamas previously disclosed. Future development projects and acquisitions may require significant capital commitments and could result in potentially dilutive issuances of equity securities, the incurrence of additional debt, guarantees of third party-debt, the incurrence of contingent liabilities and an increase in amortization expense related to intangible assets, which could have an adverse effect upon our business, financial condition and results of operations. The development and construction of new hotels, casinos and gaming venues and the expansion of existing ones, such as our expansions at our Harrah’s Atlantic City and Harrah’s New Orleans properties, are susceptible to various risks and uncertainties, such as:

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

•       delays in obtaining, or inability to obtain, all licenses, permits and authorizations required to complete and/or operate the project; and

•       disruption of our existing operations and facilities.

Our failure to complete any new development or expansion project as planned, on schedule, within budget or in a manner that generates anticipated profits, could have an adverse effect on our business, financial condition and results of operations.

Servicing our indebtedness will require a significant amount of cash, and our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. Harrah’s Entertainment, Inc. is a holding company and Harrah’s Operating Company, Inc. conducts substantially all of its operations through its subsidiaries. As a result, our ability to meet our debt service obligations substantially depends upon our subsidiaries’ cash flows and payments of funds to us by our subsidiaries. This ability, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. An economic downturn in a region in which we operate may adversely impact our business, results of operations and financial condition.

Based on our current level of operations and recent acquisitions, including the acquisition of Caesars, we believe our cash flow from operations, available cash and available borrowings under our credit facility will be adequate to meet our liquidity needs for the foreseeable future. There can be no assurances, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Acts of terrorism and war and natural disasters may negatively impact our future profits.

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

In addition, natural disasters such as major fires, floods, hurricanes and earthquakes could also adversely impact our business and operating results. For example, four of our properties were closed due to the damage sustained from Hurricanes Katrina and Rita in August and September 2005. Such events could lead to the loss of use of one or more of our properties for an extended period of time and disrupt our ability to attract customers to certain of our gaming facilities. If any such event were to affect our properties, we would likely be adversely impacted.

In most cases, we have insurance that covers portions of any losses from a natural disaster, but it is subject to deductibles and maximum payouts in many cases. Although we may be covered by insurance from a natural disaster, the timing of our receipt of insurance proceeds, if any, is out of our control. Additionally, a natural disaster affecting one or more of our properties may affect the level and cost of insurance coverage we may be able to obtain in the future, which may adversely affect our financial position.

Work stoppages and other labor problems could negatively impact our future profits.

Some of our employees are represented by labor unions. A lengthy strike or other work stoppage at one of our casino properties or construction projects could have an adverse effect on our business and results of operations. From time to time, we have also experienced attempts to unionize certain of our non-union employees. While these efforts have achieved only limited success to date, we cannot provide any assurance that we will not experience additional and more successful union activity in the future.

We may not realize all of the anticipated benefits of our acquisition of Caesars.

Our ability to realize the anticipated benefits of our acquisition of Caesars will depend, in part, on our ability to integrate the businesses of Caesars with our businesses. The combination of two independent companies is a complex, costly and time-consuming process. This process may disrupt the business of either or both of the companies, and may not result in the full benefits expected. The difficulties of combining the operations of the companies include, among others:

•       coordinating marketing functions;

•       unanticipated issues in integrating information, communications and other systems;

•       unanticipated incompatibility of purchasing, logistics, marketing and administration methods;

•       retaining key employees;

•       consolidating corporate and administrative infrastructures;

•       the diversion of management’s attention from ongoing business concerns; and

•       coordinating geographically separate organizations.

There is no assurance that our acquisition of Caesars will realize the full benefits anticipated.

The risks associated with our international operations could reduce our profits.

Some of our properties are located in countries outside the United States. Additionally, we have announced intentions to build additional facilities outside the United States. International operations are subject to inherent risks including:

•       variation in local economies;

•       currency fluctuation;

•       greater difficulty in accounts receivable collection;

•       trade barriers;

•       burden of complying with a variety of international laws; and

•       political and economic instability.

If we are unable to effectively compete against our competitors, our profits will decline.

The gaming industry is highly competitive and our competitors vary considerably by their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. We also compete with other non-gaming resorts and vacation areas, and with various other entertainment businesses.

In recent years, with fewer new markets opening for development, competition in existing markets has intensified. The expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in many markets in which we operate, and this intense competition is expected to continue. These competitive pressures have and are expected to continue to adversely affect our financial performance in certain markets.

In particular, our business may be adversely impacted by the additional gaming and room capacity in Nevada, New Jersey, Mississippi, Missouri, Michigan, Indiana, Iowa, Illinois, Pennsylvania, Louisiana, Canada, Spain, Uruguay, Singapore, Slovenia, Bahamas and/or other projects not yet announced in any of the other markets in which we operate or intend to operate. In addition, our operations located in New Jersey and Nevada may be adversely impacted by the expansion of Native American gaming in New York and California.

PRIVATE SECURITIES LITIGATION REFORM ACT

This Annual Report on Form 10-K contains or may contain “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. Further, statements that include words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements. These forward-looking statements are found at various places throughout the report. These forward-looking statements, including, without limitation, those relating to future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results, wherever they occur in this report, are necessarily estimates reflecting the best judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors set forth above and from time to time in our filings with the Securities and Exchange Commission.

In addition to the risk factors set forth above, important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include without limitation:

•       the effects of local and national economic, credit and capital market conditions on the economy in general, and on the gaming and hotel industry in particular;

•       construction factors, including delays, increased costs for labor and materials, availability of labor and materials, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters and building permit issues;

•       the effects of environmental and structural building conditions relating to our properties;

•       our ability to timely and cost-effectively integrate Caesars into our operations;

•       access to available and reasonable financing on a timely basis;

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

•       acts of war or terrorist incidents or natural disasters;

•       access to insurance on reasonable terms for our assets;

•       abnormal gaming holds; and

•       the effects of competition, including locations of competitors and operating and market competition.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events, except as required by law.

Item 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

The following table sets forth information about our casino entertainment facilities:

Summary of Property Information*

Property	Type of Casino	Casino Space– Sq. Ft.(a)	Slot Machines(a)	Table Games(a)	Hotel Rooms & Suites(a)
Atlantic City, New Jersey
Harrah’s Atlantic City	Land-based	142,100	3,920	110	1,630
Showboat Atlantic City	Land-based	124,400	3,860	100	1,310
Bally’s Atlantic City	Land-based	225,800	5,570	220	1,740
Caesars Atlantic City	Land-based	130,900	3,160	120	1,220
Las Vegas, Nevada
Harrah’s Las Vegas	Land-based	88,400	1,380	100	2,530
Rio	Land-based	107,000	1,230	110	2,520
Caesars Palace	Land-based	129,000	1,520	150	3,350
Paris Las Vegas	Land-based	180,700	1,240	100	2,920
Bally’s Las Vegas	Land-based	66,400	1,320	60	2,810
Flamingo Las Vegas(b)	Land-based	76,800	1,670	110	3,550
Imperial Palace	Land-based	75,000	1,070	70	2,640
Laughlin, Nevada
Harrah’s Laughlin	Land-based	47,000	930	40	1,550
Flamingo Laughlin(c)	Land-based	57,100	1,420	50	1,910
Reno, Nevada
Harrah’s Reno	Land-based	57,000	980	60	930
Reno Hilton(d)	Land-based	107,000	1,120	50	2,000
Lake Tahoe, Nevada
Harrah’s Lake Tahoe	Land-based	57,600	870	70	530
Harveys Lake Tahoe	Land-based	63,300	910	90	740
Bill’s Lake Tahoe	Land-based	18,000	330	20	–
Chicago, Illinois area
Harrah’s Joliet (Illinois)(e)	Dockside	39,200	1,190	20	200
Horseshoe Hammond (Indiana)	Dockside	48,300	2,020	60	–
Metropolis, Illinois
Harrah’s Metropolis	Dockside	29,800	1,190	30	120	(f)
Southern Indiana
Caesars Indiana	Dockside	87,000	1,910	140	500
Council Bluffs, Iowa
Harrah’s Council Bluffs	Dockside	28,000	1,160	40	250
Bluffs Run Casino(g)	Greyhound racing facility and land-based casino	41,600	1,730	–	–

Tunica, Mississippi
Horseshoe Tunica	Dockside	63,000	2,030	90	510
Grand Casino Tunica	Dockside	136,000	2,320	100	1,360
Sheraton Casino & Hotel	Dockside	31,000	1,320	40	130
Mississippi Gulf Coast
Grand Casino Biloxi(h)	Dockside	134,000	2,630	100	980
Grand Casino Gulfport(h)(i)	Dockside	105,000	2,080	90	1,000
St. Louis, Missouri
Harrah’s St. Louis	Dockside	120,000	2,880	90	500
North Kansas City, Missouri
Harrah’s North Kansas City	Dockside	60,100	1,840	60	390
New Orleans, Louisiana
Harrah’s New Orleans(j)	Land-based	125,100	2,020	120	–	(j)
Lake Charles, Louisiana
Harrah’s Lake Charles(k)	Dockside	60,000	1,250	70	260
Bossier City, Louisiana
Louisiana Downs	Thoroughbred racing facility and land-based casino	14,900	1,400	–	–
Horseshoe Bossier City	Dockside	29,900	1,630	60	610
Phoenix, Arizona
Harrah’s Ak-Chin(l)	Indian Reservation	48,000	900	20	150
Topeka, Kansas
Harrah’s Prairie Band(l)(m)	Indian Reservation	34,900	1,180	30	300
Cherokee, North Carolina
Harrah’s Cherokee(l)	Indian Reservation	88,000	3,350	40	580
San Diego, California
Harrah’s Rincon(l)	Indian Reservation	69,900	1,600	60	650
Punta del Este, Uruguay
Conrad Punta del Este Resort and Casino(n)	Land-based	44,500	500	70	300
Ontario, Canada
Casino Windsor(o)	Land-based	100,000	3,270	85	390
Cruise Ships
S.S. Crystal Symphony(p)	Cruise ship	4,000	120	8	–
S.S. Crystal Serenity(q)	Cruise ship	4,000	90	8	–

*                    As of December 31, 2005, unless otherwise noted.

(a)           Approximate.

(b)   Information includes O’Shea’s Casino which is adjacent to this property.

(c)           In November 2005, we entered into an agreement to sell this property. The transaction is expected to close in mid-2006.

(d)          In May 2005, Caesars entered into an agreement to sell this property. The transaction is expected to close in the second quarter of 2006.

(e)           We have an 80 percent ownership interest in and manage this property.

(f)             A hotel, in which we own a 12.5% special limited partnership interest, is adjacent to the Metropolis facility. A new 258-room hotel to be owned by us is under construction and is expected to be completed in the second quarter of 2006.

(g)           The property is owned by the Company, leased to the operator, and managed by the Company for the operator for a fee pursuant to an agreement that expires in October 2024. The Bluffs Run Casino will be rebranded as a Horseshoe Casino in connection with a renovation and expansion scheduled for completion in the first quarter of 2006. The greyhound racetrack will retain the Bluff’s Run brand.

(h)          Grand Casino Biloxi and Grand Casino Gulfport are closed due to significant damage by Hurricane Katrina.

(i)             In December 2005, we entered into an agreement to sell this property. The transaction is expected to close during the first quarter of 2006.

(j)              Harrah’s New Orleans reopened on February 17, 2006, after being closed as a result of damages caused by Hurricane Katrina in August 2005. Construction of a 450-room hotel tower is expected to be completed in the third quarter of 2006.

(k)          Harrah’s Lake Charles is closed as a result of significant damage caused by Hurricane Rita in September 2005.

(l)             Managed.

(m)      We will not renew the management agreement for this property when it expires in January 2008.

(n)          We have an 89 percent ownership interest in and manage this property.

(o)          We have a 50 percent interest in Windsor Casino Limited, which manages this property. The province of Ontario owns the complex.

(p)   The agreement to operate the Caesars Palace at Sea casino on this cruise ship owned by Crystal Cruises, Inc. expires in April 2006.

(q)          The agreement to operate the Caesars Palace at Sea casino on this cruise ship owned by Crystal Cruises, Inc. expires in May 2006.

ITEM 3. Legal Proceedings.

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

Prior to our acquisition of Caesars in June 2005, each of the above matters was settled, pending final court approval and execution of documents and mutual releases.

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

On October 15, 2001, Scutti Enterprises, LLC (“Scutti”) filed an action against Caesars in the Supreme Court of the State of New York, County of Monroe (subsequently removed to United States District Court for the Western District of New York). The action arises out of Scutti’s efforts to redevelop and manage the Tribe’s Mohawk Bingo Palace. Scutti alleges tortious interference with contract and prospective business relationships, unfair competition and state anti-trust violations and seeks over $500 million in compensatory damages and unspecified punitive damages. The District Court entered summary judgment, in Caesars favor, on all of the claims. Currently, the matter is before the United States Court of Appeals for the Second Circuit related solely to the claim for tortuous interference with prospective business relations. The Company believes this matter to be without merit and will continue to vigorously contest this matter.

In addition, the Company is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any pending litigation to have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

ITEM 5. Market for the Company’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange and traded under the ticker symbol “HET.” Our common stock is also listed on the Chicago Stock Exchange, the Pacific Exchange and the Philadelphia Stock Exchange.

The following table sets forth the high and low sales prices per share of our common stock, as reported by the New York Stock Exchange, for the last two fiscal years:

	High	Low
2005
First Quarter	$70.20	$61.72
Second Quarter	75.05	63.36
Third Quarter	79.69	62.90
Fourth Quarter	72.32	57.29
2004
First Quarter	$56.40	$48.90
Second Quarter	57.50	50.86
Third Quarter	55.21	43.94
Fourth Quarter	67.25	52.78

The approximate number of holders of record of our common stock as of February 27, 2006, was 9,634.

The following table sets forth the dates and amounts of cash dividends per share paid by the Company during the last two fiscal years:

	Record Date	Paid On
2005
$0.33	February 9, 2005	February 23, 2005
0.33	May 11, 2005	May 25, 2005
0.3625	August 10, 2005	August 24, 2005
0.3625	November 9, 2005	November 23, 2005
2004
$0.30	February 11, 2004	February 25, 2004
0.30	May 12, 2004	May 26, 2004
0.33	August 11, 2004	August 25, 2004
0.33	November 10, 2004	November 24, 2004

We did not repurchase any shares of our common stock in 2005.

ITEM 6. Selected Financial Data.

The selected financial data set forth below for the five years ended December 31, 2005, should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto.

(In millions, except common stock data and financial percentages and ratios)	2005(a)	2004(b)	2003(c)	2002(d)	2001(e)	Compound Growth Rate
OPERATING DATA
Revenues	$7,111.0	$4,548.3	$3,948.9	$3,747.9	$3,317.4	21.0%
Income from operations	979.7	791.1	678.8	708.7	521.8	17.1%
Income from continuing operations	263.5	329.5	261.1	282.2	173.8	11.0%
Net income	236.4	367.7	292.6	235.0	209.0	3.1%
COMMON STOCK DATA
Earnings per share–diluted
From continuing operations	1.75	2.92	2.36	2.48	1.50	3.9%
Net income	1.57	3.26	2.65	2.07	1.81	(3.5)%
Cash dividends declared per share	1.39	1.26	0.60	–	–	N/M
FINANCIAL POSITION
Total assets	20,517.6	8,585.6	6,578.8	6,350.0	6,128.6	35.3%
Long-term debt	11,038.8	5,151.1	3,671.9	3,763.1	3,719.4	31.3%
Stockholders’ equity	5,665.1	2,035.2	1,738.4	1,471.0	1,374.1	42.5%
FINANCIAL PERCENTAGES AND RATIOS
Return on revenues–continuing	3.7%	7.2%	6.6%	7.5%	5.2%
Return on average invested capital
Continuing operations	3.9%	8.2%	8.0%	8.9%	7.5%
Net income	3.7%	8.0%	7.6%	6.9%	7.3%
Return on average equity
Continuing operations	6.4%	17.5%	16.0%	19.3%	12.9%
Net income	5.7%	19.5%	18.0%	16.1%	15.5%
Ratio of earnings to fixed charges(f)	1.9	2.7	2.6	2.7	2.0

N/M                           =Not Meaningful

Note references are to our Notes to Consolidated Financial Statements. See Item 8.

(a)           2005 includes $248.8 million in pretax charges for write-downs, reserves and recoveries (see Note 10), $55.0 million in pretax charges related to our acquisition of Caesars Entertainment, Inc., and $3.3 million in pretax charges for premiums paid for, and write-offs associated with, debt retired before maturity. 2005 also includes the financial results of Caesars Entertainment, Inc., from its June 13, 2005, date of acquisition.

(b)          2004 includes $9.6 million in pretax charges for write-downs, reserves and recoveries (see Note 10) and $2.3 million in pretax charges related to our pending acquisition of Caesars Entertainment, Inc. 2004 also includes the financial results of Horseshoe Gaming Holding Corp. from its July 1, 2004, date of acquisition.

(c)           2003 includes $10.5 million in pretax charges for write-downs, reserves and recoveries (see Note 10) and $19.1 million in pretax charges for premiums paid for, and write-offs associated with, debt retired before maturity.

(d)          2002 includes $4.5 million in pretax charges for write-downs, reserves and recoveries, a $6.1 million pretax charge for our exposure under a letter of credit issued on behalf of National Airlines, Inc., and a charge of $91.2 million, net of tax benefits of $2.8 million, related to a change in accounting principle. 2002 also includes the financial results of Jazz Casino Company LLC from the date of our acquisition of a majority ownership interest on June 7, 2002.

(e)           2001 includes $17.2 million in pretax charges for write-downs, reserves and recoveries and $26.2 million of pretax income from dispositions of nonstrategic assets and the settlement of a contingency related to a former affiliate. 2001 also includes the financial results of Harveys Casino Resorts from its July 31, 2001, date of acquisition.

(f)             Ratio computed based on Income from continuing operations. For details of the computation of this ratio, see Exhibit 12 to our Form 10-K for the year ended December 31, 2005.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Harrah’s Entertainment, Inc., a Delaware corporation, was incorporated on November 2, 1989, and prior to such date operated under predecessor companies. As of December 31, 2005, we operated 39 casinos primarily under the Harrah’s, Caesars and Horseshoe brand names. Our casinos include land-based casinos and casino hotels, dockside and riverboat casinos, a greyhound racetrack, a thoroughbred racetrack, managed casinos and casinos on cruise ships. We also own four casinos that were closed as of December 31, 2005, due to damage from hurricanes in third quarter 2005.

In this discussion, the words “Harrah’s Entertainment,” “Company,” “we,” “our,” and “us” refer to Harrah’s Entertainment, Inc., together with its subsidiaries where appropriate.

OVERVIEW

2005 was a transformational year for Harrah’s Entertainment as we consummated our acquisition of Caesars Entertainment, Inc. (“Caesars”) on June 13, 2005, and became the world’s largest provider of branded casino entertainment. As a larger company, our strategy is to focus on exploiting the value of our five major brands–Harrah’s, Caesars, Horseshoe, Total Rewards and the World Series of Poker. As we study markets in which we operate, or may operate, we will brand casinos tailored to customers in each market. We are already using our most internationally recognized brand, Caesars, in development plans for several integrated resorts in international jurisdictions. We believe that the customer-relationship marketing and business-intelligence capabilities fueled by Total Rewards, our customer loyalty program, are constantly bringing us closer to our customers so we better understand their preferences, and from that understanding, we are able to improve entertainment experiences we offer accordingly.

Certain events that affected our 2005 results, or that may affect future results, are listed below. These items are discussed in greater detail elsewhere in our discussion of operating results and in the Debt and Liquidity section.

•       On June 13, 2005, we completed our acquisition of Caesars, adding 15 properties to our portfolio. The purchase price allocation process began in June 2005 and will be completed within one year of the date of the acquisition. The results of the Caesars properties are included with our operating results subsequent to their acquisition. We immediately began the integration and conversion of systems, customer databases and operations in order to achieve synergies and increase market share and visitation.

•       On August 29, 2005, Hurricane Katrina hit the Gulf Coast, causing significant damage to our assets in Biloxi and Gulfport, Mississippi. Our assets in New Orleans also sustained damage, and we suffered various losses as a result of Hurricane Katrina. Then on September 24, 2005, Hurricane

Rita hit the Gulf Coast, causing significant damage to our assets in Lake Charles, Louisiana. At December 31, 2005, all four properties remained closed.

•       On April 26, 2005, we sold the assets and certain related liabilities of Harrah’s East Chicago and Harrah’s Tunica to an unrelated third party. Results for Harrah’s East Chicago and Harrah’s Tunica are presented as discontinued operations for all periods presented. We reported a pretax gain of approximately $119.6 million on the sale of these two properties in the second quarter of 2005.

•       Charges of $287.9 million were taken in fourth quarter 2005 to write off the goodwill and other intangible assets for Harrah’s Lake Charles, Harrah’s Louisiana Downs, Grand Casino Biloxi and Grand Casino Gulfport. Of the total charges, $194.7 million are reported in Write-downs, reserves and recoveries. Charges for Grand Casino Gulfport of $78.6 million, after taxes, are reported in Discontinued operations.

•       During 2005, we issued $1.0 billion of 5.625% Senior Notes, $750 million of 5.75% Senior Notes and $250 million of Senior Floating Rate Notes to finance our acquisitions, to reduce our effective interest rate and/or lengthen debt maturities.

•       We retired $990.5 million of our 7.875% Senior Notes. Charges of $3.3 million for premiums paid and the write-off of unamortized deferred financing costs related to the 7.875% Senior Notes were charged to Income from continuing operations.

•       On December 23, 2005, we acquired the assets of the Imperial Palace Hotel & Casino (“Imperial Palace”) in Las Vegas, Nevada. The Imperial Palace occupies an 18.5 acre site on the Las Vegas Strip that is situated between Harrah’s Las Vegas and the Flamingo and is across the Strip from Caesars Palace. This acquisition is one of a number of moves designed to strategically position the Company for development in Las Vegas.

•       We announced intentions to pursue development opportunities for international resorts in Singapore, the Bahamas, Spain and Slovenia, each in cooperation with local developers and operators.

OVERALL OPERATING RESULTS

The results of Harrah’s East Chicago and Harrah’s Tunica, through the date of their sale in April 2005, are presented in Discontinued operations for all periods presented, and beginning June 13, 2005, the operating results of Reno Hilton, Flamingo Laughlin, Grand Casino Gulfport and a hotel in Halifax, Nova Scotia, through its sale in November 2005, are also presented in Discontinued operations. The discussion that follows is related to our continuing operations.

				Percentage Increase/(Decrease)
(In millions, except earnings per share)	2005	2004	2003	05 vs 04		04 vs 03
Casino revenues	$6,071.5	$4,077.7	$3,458.4	48.9%		17.9%
Total revenues	7,111.0	4,548.3	3,948.9	56.3%		15.2%
Income from operations	979.7	791.1	678.8	23.8%		16.5%
Income from continuing operations	263.5	329.5	261.1	(20.0)%		26.2%
Net income	236.4	367.7	292.6	(35.7)%		25.7%
Earnings per share—diluted
From continuing operations	1.75	2.92	2.36	(40.1)%		23.7%
Net income	1.57	3.26	2.65	(51.8)%		23.0%
Operating margin	13.8%	17.4%	17.2%	(3.6	)pts	0.2	pt

2005 included results from properties acquired in the Caesars acquisition subsequent to June 13, 2005, and a full year’s results from properties acquired from Horseshoe Gaming Holding Corp. (“Horseshoe Gaming”) on July 1, 2004. Caesars properties contributed $2.1 billion in revenues and $321.4 million in income from operations in the approximate six months that we owned them in 2005. The properties acquired from Horseshoe Gaming contributed $882.2 million in revenues and $169.6 million in income from operations in 2005 vs. $416.6 million in revenues and $79.1 million in income from operations in the six months that we owned them in 2004. 2005 results were also affected by the loss of revenues and income from operations from four properties closed due to hurricane damage. Excluding results from properties acquired from Caesars and Horseshoe Gaming and from properties closed due to hurricane damage, revenues were 4.3% higher than in 2004; however, income from operations and net income were lower due to a charge in 2005 for impairment of intangible assets.

In 2004, total revenues increased for the seventh consecutive year and were 15.2% higher than in 2003, primarily as a result of the acquisition of Horseshoe Gaming on July 1, 2004, strong results from our properties in Southern Nevada and organic growth at most of our properties. We define organic growth as year-over-year increase in gaming revenues for properties that we have owned and operated for both periods. Our 2004 income from operations was 16.5% higher than in 2003, driven by increased revenues and lower gaming taxes at our Bluffs Run property as a result of legislation that settled an issue related to gaming taxes for casinos at racetracks. Net income increased 25.7% and diluted earnings per share increased 23.0% over our 2003 results.

HURRICANE DAMAGE

Grand Casino Biloxi and Grand Casino Gulfport

On August 29, 2005, Hurricane Katrina hit the Gulf Coast, causing significant damage to our assets in Biloxi and Gulfport, Mississippi. We plan to rebuild in Biloxi, but at this time we are unable to determine the amount of time needed to reconstruct the damaged assets. In December 2005, we reached an agreement to sell the Gulfport assets in their “as is” condition. Harrah’s Entertainment will retain all insurance proceeds related to the Gulfport property. Insurance covers the repair or replacement of our assets that suffered loss or damages. The deductible under these policies is $15 million. We are working closely with our insurance carriers and claims adjusters to ascertain the full amount of insurance proceeds due to us as a result of the damages and losses. Based on current estimates, insurance proceeds are expected to equal or exceed the net book value of the impacted assets; therefore, we do not expect to record a loss after insurance recoveries. Our insurance policies also provide coverage for interruption to our business, including lost profits, and reimbursement for other expenses and costs we have incurred relating to the damages and losses suffered. Due to our expectation that the costs incurred in the aftermath of the storm will be less than the anticipated business interruption insurance proceeds, post-storm costs are being offset by the expected recovery, and there is no current income statement impact. To the extent that business interruption proceeds ultimately exceed the costs incurred, the excess is expected to be recorded as income in the line item, “Write-downs, reserves and recoveries.”  We have written off property and inventories that were destroyed by Hurricane Katrina and recorded receivables in anticipation of insurance proceeds that will reimburse us for those losses and for expenses that we expect to recover under our insurance programs. As of December 31, 2005, we had received approximately $69.5 million in advances from our insurance carriers related to the Mississippi Gulf Coast properties and had net receivables of $174.5 million for which we believe collection is probable. Intangible assets of $88.7 million related to Grand Casino Biloxi and $93.2 million related to Grand Casino Gulfport were written off in the fourth quarter of 2005.

Harrah’s New Orleans

Our assets in New Orleans sustained damage, and we suffered various losses as a result of Hurricane Katrina. At December 31, 2005, the casino remained closed, but the property reopened on February 17, 2006. Insurance covers the repair or replacement of our assets that suffered loss or damage, and we are working closely with our insurance carriers and claims adjusters to ascertain the full amount of insurance proceeds due to us as a result of the damages and the loss the Company suffered. Our insurance policies also provide coverage for interruption to our business, including lost profits, and reimbursement for other expenses and costs that we have incurred relating to the damages and loss we have suffered. The combined property damage and business interruption deductible under the policies insuring the New Orleans assets is $10 million. Based on loss estimates and expenses incurred, we have recorded $22.8 million in charges in the line item, “Write-downs, reserves and recoveries.”  As of December 31, 2005, approximately $16.9 million in advances had been received from our insurance carriers, and we had net receivables of $21.3 million for which we believe collection is probable.

A 450-room luxury hotel that is under construction adjacent to the casino facility also sustained damage due to Hurricane Katrina. We have a separate Builders’ Risk insurance policy that covers costs associated with repairing any damage. The deductible under this policy is $250,000. We recorded a charge of $250,000 in the third quarter in the line item, “Write-downs, reserves and recoveries.”  The time required to resume construction, as well as the increased demands for construction labor and materials in the market, could cause the cost of the construction to increase and the time to complete the construction to be extended. Construction resumed in fourth quarter 2005, and we expect the hotel to open in third quarter 2006.

Harrah’s Lake Charles

On September 24, 2005, Hurricane Rita hit the Gulf Coast, causing significant damage to our assets in Lake Charles, Louisiana. Insurance covers the repair or replacement of our assets that suffered loss or damage and provides coverage for interruption to our business, including lost profits. The deductible of $10 million under the policies that cover our damages and losses in Lake Charles applies both to physical damage and to business interruption. Based on estimates to date, losses have exceeded the deductible under this insurance policy, and we recorded $16.9 million in charges related to Lake Charles in the line item, “Write-downs, reserves and recoveries.” We have written off property and inventories that were destroyed by Hurricane Rita and recorded receivables in anticipation of insurance proceeds that will reimburse us for those losses and for expenses that we expect to recover under our insurance programs. As of December 31, 2005, approximately $14.7 million in advances had been received from our insurance carriers, and we had net receivables of $42.9 million for which we believe collection is probable. In our review of goodwill and other intangible assets completed during fourth quarter 2005, we determined that the entire $56 million of goodwill carried at Lake Charles was impaired, and it was written off.

REGIONAL RESULTS AND DEVELOPMENT PLANS

The executive decision makers of our Company review operating results, assess performance and make decisions related to the allocation of resources on a property-by-property basis. We, therefore, consider each property to be an operating segment and that it is appropriate to aggregate and present the operations of our Company as one reportable segment. In order to provide more detail in a more understandable manner than would be possible on a consolidated basis, our properties have been grouped as follows to facilitate discussion of our operating results:

West	East	North Central	South Central	Managed/Other
Harrah’s Reno	Harrah’s Atlantic City	Harrah’s Joliet	Harrah’s Lake Charles(2)	Harrah’s Ak-Chin
Harrah’s/Harveys Lake Tahoe	Showboat Atlantic City	Harrah’s North Kansas City	Harrah’s New Orleans(2)	Harrah’s Cherokee Harrah’s Prairie
Bill’s Harrah’s Las Vegas	Caesars Atlantic City(1) Bally’s Atlantic City(1)	Harrah’s Council Bluffs Bluffs Run	Harrah’s Louisiana Downs	Band Harrah’s Rincon
Rio		Harrah’s St. Louis	Horseshoe Bossier City	Punta del Este
Harrah’s Laughlin		Harrah’s Metropolis	Horseshoe Tunica	(Uruguay)(1)
Caesars Palace(1)		Horseshoe Hammond	Grand Tunica(1)	Windsor(1)
Paris(1) Bally’s Las Vegas(1)		Caesars Indiana(1)	Sheraton Tunica(1) Grand Biloxi(1)(2)	S.S. Crystal Symphony(1)(4)
Flamingo Las Vegas(1) Reno Hilton(1)(3)			Grand Gulfport(1)(2)(3)	S.S. Crystal Serenity(1)(4)
Flamingo Laughlin(1)(3)
Imperial Palace

(1)             Acquired from Caesars.

(2)             Closed due to hurricanes as of December 31, 2005.

(3)             Included in Discontinued operations.

(4)             Agreements to operate the Caesars Palace at Sea casinos on cruise ships owned by Crystal Cruises, Inc. expire in the second quarter of 2006.

West Results

				Percentage Increase/(Decrease)
(In millions)	2005	2004	2003	05 vs 04		04 vs 03
Casino revenues	$1,544.3	$1,040.8	$904.7	48.4%		15.0%
Total revenues	2,565.7	1,514.9	1,346.7	69.4%		12.5%
Income from operations	544.5	306.0	220.8	77.9%		38.6%
Operating margin	21.3%	20.2%	16.4%	1.1	pts	3.8	pts

Southern Nevada

The increases in 2005 revenues and income from operations over 2004 were due primarily to the inclusion of results from properties acquired in our Caesars acquisition. Caesars properties contributed $975.5 million in revenues and $192.7 million in income from operations to our Southern Nevada results in 2005. Excluding the properties acquired from Caesars, our Southern Nevada properties revenues and income from operations increased 6.2% and 15.0%, respectively, driven by strong cross-market play and increased customer traffic at the Rio from the World Series of Poker. We define cross-market play as gaming by customers at Harrah’s Entertainment properties other than their “home” casino. On March 10, 2005, we terminated our operating agreement with MTR Gaming Group, Inc. for operation of the Las Vegas Horseshoe. Operating results for the Las Vegas Horseshoe were consolidated with our results from April 1, 2004, until March 10, 2005; however, those results were not material to our operating results.

Construction was completed in August 2005 on a 949-room, 26-story hotel tower and convention center at Caesars Palace. This project also included a fourth swimming pool, the upgrade and expansion of existing hotel registration areas, a VIP lounge, wedding chapels, new retail space and new dining and restaurant facilities.

The increases in revenues and income from operations in 2004 were driven by strong cross-market play at, and cross-property play between, Harrah’s Las Vegas and the Rio, room pricing trends in Las Vegas, record revenues at Harrah’s Laughlin and revenues from Las Vegas Horseshoe, which opened under our management on April 1, 2004. 2004 income from operations for our Southern Nevada properties was 48.7% higher than in 2003 as a result of the higher revenues and improved operating margins.

Northern Nevada

Combined 2005 revenues from our Northern Nevada properties were 0.9% higher in 2005 than in 2004, and income from operations was 11.8% higher than in 2004. Strong visitation to the market, an effective summer concert series and a celebrity golf tournament contributed to the higher results.

In 2004, revenues from our Northern Nevada properties were 1.2% higher than in 2003, and income from operations was 8.3% higher than in 2003.

In our 2003 annual assessment of goodwill and other nonamortizing intangible assets, we determined that the remaining goodwill associated with our Reno property was impaired. A charge of approximately $6.3 million, representing the remaining unamortized goodwill at Reno, was taken in the fourth quarter of 2003 for this impairment.

East Results

				Percentage Increase/(Decrease)
(In millions)	2005	2004	2003	05 vs 04		04 vs 03
Casino revenues	$1,540.4	$832.6	$817.1	85.0%		1.9%
Total revenues	1,485.7	780.9	781.3	90.3%		(0.1)%
Income from operations	355.5	199.8	217.3	77.9%		(8.1)%
Operating margin	23.9%	25.6%	27.8%	(1.7	)pts	(2.2	)pts

Caesars properties in the East contributed $651.2 million in revenues and $140.1 million in income from operations in 2005. Excluding results from the properties acquired from Caesars, 2005 revenues for our Atlantic City properties increased 6.9% over last year, and income from operations was up 7.8% over 2004. Effective marketing programs and recent capital investments at the Showboat drove the 2005 increases.

Construction was completed in July 2005 on a House of Blues Club at our Showboat property in Atlantic City. This project added a range of amenities to the property, including a concert hall, nightclub and restaurant, and a private member “Foundation Room.”

At Caesars Atlantic City, a new parking garage adjacent to the casino opened July 1, 2005.

2004 revenues at our East properties were level with 2003 and income from operations was down by 8.1% from 2003. Showboat’s revenues and income from operations, which were 2.8% and 7.7%, respectively, higher than in 2003, were aided by a new hotel tower that opened in second quarter 2003 and 450 slot machines that were added in third quarter 2003. Harrah’s Atlantic City’s revenues and income from operations were 2.4% and 18.0%, respectively, lower than in 2003. Harrah’s Atlantic City was more directly affected than Showboat by a new competitor in the Atlantic City market. In addition, results at our Atlantic City properties were impacted by a month-long labor strike during fourth quarter 2004.

North Central Results

				Percentage Increase/(Decrease)
(In millions)	2005	2004	2003	05 vs 04		04 vs 03
Casino revenues	$1,774.6	$1,323.0	$1,089.2	34.1%		21.5%
Total revenues	1,734.4	1,299.9	1,070.4	33.4%		21.4%
Income from operations	296.1	249.3	189.6	18.8%		31.5%
Operating margin	17.1%	19.2%	17.7%	(2.1	)pts	1.5	pts

Harrah’s East Chicago was sold in April 2005. Due to the sale of this property, results of Harrah’s East Chicago through the date of its sale are classified as discontinued operations, and the property is not included in our North Central grouping.

Increases in revenues and income from operations in 2005 were driven by results from Caesars Indiana subsequent to its acquisition on June 13, 2005, and a full year’s results from Horseshoe Hammond, which was acquired on July 1, 2004. Caesars Indiana contributed $174.1 in revenues and $28.6 million in income from operations to 2005 North Central results.

In 2004, the increases in revenues and income from operations at our North Central properties were driven by the acquisition of Horseshoe Hammond and lower gaming taxes at our Bluffs Run property as a result of legislation that settled an issue related to gaming taxes for casinos at racetracks.

Chicagoland/Illinois

Combined 2005 revenues and income from operations at Harrah’s Joliet, Harrah’s Metropolis and Horseshoe Hammond were 40.4% and 44.1% higher, respectively, than 2004 levels due to Horseshoe Hammond, which was acquired on July 1, 2004. Horseshoe Hammond contributed $392.7 million in revenues and $79.0 million in income from operations in 2005 and $184.8 million in revenues and $36.8 in income from operations for the six months of 2004.

Construction is underway on a 258-room hotel and event center at Harrah’s Metropolis. This project is expected to cost approximately $70 million and completion is targeted for second quarter 2006. As of December 31, 2005, $32.2 million had been spent on this project.

Combined revenues for 2004 were 50.4% higher than combined revenues for 2003, and combined income from operations was 38.3% higher than 2003 due to results from Horseshoe Hammond subsequent to its acquisition. Excluding results of Horseshoe Hammond, combined 2004 revenues were up 3.1% and income from operations was down 11.1% from 2003 as a result of increases in state gaming taxes, admission taxes and increased marketing costs.

Missouri

Combined 2005 revenues at our Missouri properties increased 6.1%, but income from operations was 6.6% lower than in 2004. The increase in revenues was driven by gains at Harrah’s St. Louis, where a 210-room hotel tower opened in third quarter 2004. This expansion project also included a redesigned hotel lobby, new valet parking areas, the addition of parking garage express ramps and expansion of two restaurants and other amenities. Revenue gains were seen in the second half of 2005 at our North Kansas City property due to recent capital investments, including a $126 million expansion and property enhancement project that added a 206-room hotel addition in August 2005 and new restaurants and other amenities in the fourth quarter of 2005. Income from operations was affected by the competitive promotional environment in the St. Louis market and construction disruptions at Harrah’s North Kansas City.

2004 revenues at our Missouri properties were 3.9% higher than in 2003, due to higher revenues at our St. Louis property, but income from operations was 5.8% below 2003. Gains at our St. Louis property, driven by recent capital investments including a new hotel tower, our Total Rewards program and improvements made to the slot floor, were more than offset by declines at our North Kansas City property where recent capital improvements by two competitors impacted results.

Iowa

Revenues for 2005 from our Iowa properties were 2.0% below 2004 revenues, and income from operations was down 32.3% due to construction disruptions at the Bluffs Run Casino and a favorable gaming tax accrual adjustment in 2004, partially offset by lower gaming taxes in 2005 following the resolution of the gaming tax rate issues discussed below. Approximately $20.3 million had been accrued for state gaming taxes that we did not have to pay, and in first quarter 2004, $3.7 million, representing the adjustment for 2004, was credited to the property’s income from operations and $16.6 million, representing the adjustment for prior periods, was credited to Write-downs, reserves and recoveries.

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

Combined 2004 revenues for our Iowa properties were 6.4% higher than in 2003, and income from operations more than doubled in 2003 due to lower gaming taxes in 2004 following the resolution of the gaming tax rate issues discussed above.

In fourth quarter 2004, we announced plans to rebrand the Bluffs Run Casino under the Horseshoe brand as part of an $87 million renovation and expansion of that property. The property’s greyhound racetrack will remain in operation and retain the Bluffs Run brand. Construction began in February 2005 with completion scheduled for the first quarter of 2006. As of December 31, 2005, $51.1 million had been spent on this project.

South Central Results

				Percentage Increase/(Decrease)
(In millions)	2005	2004	2003	05 vs 04		04 vs 03
Casino revenues	$1,174.2	$880.7	$647.0	33.3%		36.1%
Total revenues	1,168.3	875.9	659.9	33.4%		32.7%
Income from operations	(28.2)	123.1	92.3	N/M		33.4%
Operating margin	(2.4)%	14.1%	14.0%	(16.5	)pts	0.1	pt

N/M = Not meaningful

Harrah’s Tunica was sold in April 2005. Due to the sale of this property, results of Harrah’s Tunica through the date of its sale are classified as discontinued operations, and the property is not included in our South Central grouping. Grand Gulfport is also included in our discontinued operations and, therefore, not included in our South Central grouping.

On August 29, 2005, Hurricane Katrina hit the Gulf Coast, causing significant damage to our assets in Biloxi and Gulfport, Mississippi. Our assets in New Orleans also sustained damage, and we suffered various losses there as a result of Hurricane Katrina. On September 24, 2005, Hurricane Rita hit the Gulf Coast, causing significant damage to our assets in Lake Charles, Louisiana. As of December 31, 2005, all four properties remained closed. See HURRICANE DAMAGE for further discussion of damage and expected insurance recoveries related to property damage and business interruption.

South Central Caesars properties contributed $221.7 million in revenues and losses from operations of $48.0 million in 2005. Excluding results from the properties acquired from Caesars, 2005 revenues for our South Central properties increased 8.1% from last year, but income from operations was 67.9% below last year driven by fourth quarter 2005 charges for the impairment of goodwill, the effects of Hurricanes Katrina and Rita on our Louisiana properties and loss of results of Harrah’s Shreveport, which was sold in second quarter 2004. Partially offsetting these declines were a full year’s results from Horseshoe Bossier City and Horseshoe Tunica, which were acquired on July 1, 2004, and higher results from Harrah’s Louisiana Downs, where the permanent facility opened in second quarter 2004 with 1,400 slot machines compared to the 900 that were in service prior to that time.

Construction began in second quarter 2004 on a 26-story, 450-room, $150 million hotel tower at Harrah’s New Orleans, which also sustained damage due to Hurricane Katrina. The property does not currently operate a hotel, although it does utilize rooms at third-party hotels. The additional time required to complete construction, as well as the increased demands for construction labor and materials in the market, could cause the cost of the construction to increase. Construction resumed in fourth quarter 2005, and we expect the hotel to open in third quarter 2006. At this time, we are unable to estimate the additional costs, if any, to complete construction. As of December 31, 2005, $90.7 million had been spent on this project.

Combined 2004 revenues and income from operations were higher by 32.7% and 33.4%, respectively, than in 2003 due to results from Horseshoe Bossier City and Horseshoe Tunica subsequent to their July 1, 2004, acquisition and increased revenues from Harrah’s Louisiana Downs, Harrah’s New Orleans and Harrah’s Lake Charles and partially offset by the loss of revenues in 2004 due to the sale of Harrah’s Shreveport. The permanent facility at Harrah’s Louisiana Downs opened in second quarter 2004 with 1,400 slot machines. 900 slot machines had been in service since second quarter 2003 at Harrah’s Louisiana Downs.

We perform annual assessments for impairment of goodwill and other intangible assets that are not subject to amortization as of September 30 each year. Based on the historical performance and projected performance of Harrah’s Louisiana Downs, a thoroughbred racetrack that was expanded to include slot machines in 2003, our 2005 analysis indicated that the entire $49.9 million of goodwill associated with this property was impaired, and a charge was recorded to our Consolidated Statement of Income in fourth quarter 2005. Harrah’s Louisiana Downs’ tangible assets were assessed for impairment applying the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and our analysis indicated that the carrying value of the tangible assets was not impaired.

Since our acquisition of the Lake Charles property, competition had intensified in the market and the operating performance was declining. As a result of the operating trends, compounded by the impact of hurricane damage in September 2005, our annual assessment for the impairment of goodwill and other intangible assets indicated that the entire $56.1 million of goodwill was impaired. A charge was recorded to our Consolidated Statement of Income in fourth quarter 2005. (See Note 3 to our Consolidated Financial Statements for a discussion of the recoverability of their tangible assets.)

A charge of $88.7 million was recorded to our Consolidated Statement of Income in fourth quarter 2005 as a result of impairment of intangible assets at Grand Casino Biloxi, which was damaged by Hurricane Katrina.

Due to a decision to sell Harrah’s Shreveport, which was completed in second quarter 2004, we classified that property in Assets held for sale on our Consolidated Balance Sheets and ceased depreciating its assets. Since the Horseshoe Gaming acquisition gave us a continued presence in the Shreveport-Bossier City market, Harrah’s Shreveport’s operating results were not classified as discontinued operations. No gain or loss was recorded on this sale.

On October 27, 2003, we sold Harrah’s Vicksburg and 2003 results for Harrah’s Vicksburg through the date of sale, were included in discontinued operations. A loss of $0.5 million, net of tax, resulted from this sale.

Managed Casinos and Other

				Percentage Increase/(Decrease)
(In millions)	2005	2004	2003	05 vs 04	04 vs 03
Revenues	$156.9	$76.7	$90.6	N/M	(15.3)%
(Loss)/income from operations	(26.8)	(16.7)	11.4	60.5%	N/M

N/M = Not meaningful

In addition to results from our managed casinos, Managed Casinos and Other includes results from Punta del Este and casino operations on three cruise ships, both included in the Caesars acquisition, results from World Series of Poker marketing, our development expenses, brand marketing costs, losses from nonconsolidated subsidiaries and other costs that are directly related to our casino operations and development but are not property specific. The loss from operations in 2005 was primarily due to development costs, which were 75.4% higher than in 2004 due to increased development activities in many jurisdictions, including international jurisdictions, considering allowing development and operation of casinos or casino-like operations. In 2005, we dissolved the joint venture formed in 2003 with Gala Group, a United Kingdom (“UK”) based gaming operator, to develop regional casinos in the UK in response to the UK government’s proposal to restrict development of regional casinos. We will focus on opportunities to develop large-scale destination casino resorts with more than 50,000 square feet of gaming space, as well as hotel rooms, restaurants and entertainment venues (see our discussion below of DEVELOPMENT OF NEW PROJECTS). Development costs for 2004 were 5.6% lower than in 2003 due to changes in or timing of development activities in jurisdictions, including Rhode Island, Pennsylvania and the United Kingdom, that are considering allowing development and operation of casinos or casino-like operations.

In fourth quarter 2004, we suspended operation of LuckyMe, our on-line gaming initiative in the United Kingdom. No material charges were recorded as a result of this action. Losses related to LuckyMe were approximately $9.3 million for 2004.

We manage four tribal casinos. The table below gives the location and expiration date of the current management contracts for our Indian properties as of December 31, 2005.

Casino	Location	Expiration of Management Agreement
Harrah’s Prairie Band	near Topeka, Kansas	January 2008
Harrah’s Ak-Chin	near Phoenix, Arizona	December 2009
Harrah’s Rincon	near San Diego, California	November 2011
Harrah’s Cherokee	Cherokee, North Carolina	November 2011

Revenues from our managed casinos were higher in 2005 primarily due to increased business volume at Harrah’s Rincon following the completion of an expansion project there at the end of 2004 and to management consultant fees from an Australian gaming company pursuant to an agreement assumed in the Caesars acquisition.

In second quarter 2005, we announced that we will not seek to renew the management contract for Harrah’s Prairie Band Casino when it expires in January 2008.

Our 2004 managed casinos and other results were lower than in 2003 due to lower fee structures at some of our managed casinos where management agreements were extended.

A $60 million expansion of Harrah’s Cherokee Smoky Mountains Casino in Cherokee, North Carolina, that included a 15-story hotel tower with approximately 320 rooms opened in July 2005.

A $165 million expansion of the Harrah’s Rincon property was completed in December 2004. The expansion added a 21-story hotel tower with approximately 460 rooms, a spa, a new hotel lobby, additional meeting space, additional casino space and a 1,200-space parking structure.

Construction was completed in August 2004 on a $55 million expansion project at Harrah’s Prairie Band. The expansion includes the addition of approximately 200 hotel rooms, a 12,000-square-foot convention center and a new restaurant.

Construction costs of Indian casinos and hotels have been funded by the tribes or by the tribes’ debt, some of which we guarantee. See DEBT AND LIQUIDITY for further discussion of our guarantees of debt related to Indian projects.

Other Factors Affecting Net Income

				Percentage Increase/(Decrease)
(Income)/Expense	2005	2004	2003	05 vs 04		04 vs 03
(In millions)
Write-downs, reserves and recoveries	$248.8	$9.6	$10.5	N/M		(8.6)%
Project opening costs	16.4	9.5	7.4	72.6%		28.4%
Corporate expense	97.7	66.8	52.6	46.3%		27.0%
Merger and integration costs for Caesars acquisition	55.0	2.3	–	N/M		N/M
Amortization of intangible assets	49.9	9.4	4.8	N/M		95.8%
Interest expense, net	481.2	271.8	234.4	77.0%		16.0%
Losses on early extinguishments of debt	3.3	–	19.1	N/M		N/M
Other income	(8.0)	(9.5)	(2.9)	(15.8)%		N/M
Effective tax rate	45.3%	36.1%	36.3%	9.2	pts	(0.2	)pt
Minority interests	$11.9	$8.6	$11.6	38.4%		(25.9)%
Discontinued operations, net of income taxes	27.1	(38.2)	(31.5)	N/M		20.9%

N/M = Not meaningful

Write-downs, reserves and recoveries include various pretax charges to record asset impairments, contingent liability reserves, project write-offs, demolition costs and recoveries of previously recorded reserves and other non-routine transactions. In 2004, we began tracking demolition costs separate from project opening costs. The components of Write-downs, reserves and recoveries were as follows:

(Income)/Expense	2005	2004	2003
(In millions)
Impairment of goodwill and other intangible assets	$194.7	$–	$6.3
Hurricane expense	41.5	–	–
Contribution to The Harrah’s Foundation	10.0	10.0	–
Write-off of abandoned assets and other costs	8.6	4.9	2.6
Demolition costs	6.0	5.8	–
Loss on sale of non-operating assets	4.5	–	–
Settlement of litigation	2.6	3.5	–
Impairment of long-lived assets	1.6	–	2.5
Recoveries from previously impaired assets and reserved amounts	(4.4)	–	(0.9)
Termination of contracts	(16.3)	2.0	–
Reversal of prior year Iowa gaming tax accrual	–	(16.6)	–
	$248.8	$9.6	$10.5

A discussion of the charges for impairment of goodwill and other intangible assets is included in the discussion of our South Central Results.

Hurricane expense includes insurance deductibles on policies for Harrah’s New Orleans and Harrah’s Lake Charles and payroll and benefits that we believe are not reimbursable under our insurance plans.

The Harrah’s Foundation is a 501(c)(3) non-profit corporation that provides charitable contributions to qualifying organizations in the communities where employees of Harrah’s Entertainment and its subsidiaries work. The Harrah’s Foundation was formed in order to centralize all of the various charitable contributions made by the Company and its subsidiaries. The Harrah’s Foundation is governed by a Board of Trustees that is comprised of officers of the Company and its subsidiaries. Larger discretionary donations to The Harrah’s Foundation, which are approved by our Board of Directors, are based on the financial performance of Harrah’s Entertainment.

Project opening costs for each of the three years presented include costs incurred in connection with the integration of acquired properties into Harrah’s Entertainment’s systems and technology and costs incurred in connection with expansion and renovation projects at various properties.

Corporate expense increased in 2005 due primarily to increased costs associated with our acquisition of Caesars and higher incentive compensation and aviation expenses. Corporate expense increased 27.0% in 2004 from 2003, primarily due to higher incentive compensation plan expenses, on-going costs related to Sarbanes-Oxley compliance and increased depreciation expense.

Merger and integration costs for the Caesars acquisition include costs for consultants and dedicated internal resources to plan for and execute the merger and integration of Caesars into Harrah’s Entertainment.

Amortization of intangible assets was higher in 2005 due to estimated amortization for intangible assets identified in our preliminary purchase price allocation for the Caesars acquisition. The purchase price allocation will be finalized within one year of the date of the acquisition and estimated amounts are subject to adjustments, which could be material, during that period. Amortization of intangible assets acquired from Horseshoe Gaming on July 1, 2004, also contributed to the increases for 2005 and 2004.

Interest expense increased in 2005 from 2004 due to increased borrowings related to our acquisitions of Caesars and Horseshoe Gaming and to higher interest rates on our variable rate debt. The average interest rate on our variable-rate debt, excluding the impact of our swap agreements, was 5.0% at December 31, 2005, compared to 3.2% at December 31, 2004. A change in interest rates will impact our financial results. For example, assuming a constant outstanding balance for our variable-rate debt for the next twelve months, a hypothetical 1% change in corresponding interest rates would change interest expense for the next twelve months by approximately $39.9 million. Our variable-rate debt, including $500 million of fixed-rate debt for which we have entered into interest rate swap agreements, represents approximately 36% of our total debt, while our fixed-rate debt is approximately 64% of our total debt. (For discussion of our interest rate swap agreements, see DEBT AND LIQUIDITY, Derivative Instruments, Interest Rate Swap Agreements.)  Interest expense was higher in 2004 than in 2003 due to additional debt related to our acquisition of Horseshoe Gaming on July 1, 2004.

The 2005 Losses on early extinguishments of debt represent premiums paid and the write-off of unamortized deferred financing costs associated with the portions of our 7.875% Senior Subordinated Notes due in December 2005 that were retired in February 2005 and in November 2005.

Other income in 2005 includes interest income on the cash surrender value of life insurance policies, receipt of a death benefit and collection of a previously reserved investment. 2004 Other income included interest income on the cash surrender value of life insurance policies, benefits from a life insurance policy, interest income related to the sale of land and other miscellaneous non-operating items. 2003 Other income included interest income on the cash surrender value of life insurance policies and settlement of a litigation claim, partially offset by benefits from a life insurance policy.

Our effective tax rate for 2005 was affected by non-deductible goodwill impairment charges, the change in the mix of taxable income among various states and the addition of foreign income subsequent to our acquisition of Caesars.

Minority interests reflect minority owners’ shares of income from our majority-owned subsidiaries.

Discontinued operations reflect the results of Harrah’s East Chicago and Harrah’s Tunica through the date of their sale in April 2005, including the gain on the sale, and beginning June 13, 2005, the operating results of Reno Hilton, Flamingo Laughlin, Grand Casino Gulfport and a hotel in Halifax, Nova Scotia through its sale in November 2005. Results for Grand Casino Gulfport include the write-off of $78.6 million, after taxes, for the impairment of intangible assets. (See Notes 3 and  4 to our Consolidated Financial Statements.)

STRATEGIC ACQUISITIONS

In the three-year period ended December 31, 2005, we acquired two casino companies, a casino in Las Vegas, Nevada, and certain intellectual property rights. For each of these acquisitions, the purchase price is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determine the estimated fair values based on independent appraisals, discounted cash flows, quoted market prices and estimates made by management. For each transaction, the allocation of the purchase price was, or will be, completed within one year from the date of the acquisition. To the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess is allocated to goodwill. Goodwill and intangible assets that are determined to have an indefinite life are not amortized.

The table below summarizes our acquisition transactions completed in the three-year period ending December 31, 2005.  Following the table is a brief review of our acquisitions. All of our acquisition transactions were accounted for as purchases.

Company	Date Acquired	Total Purchase Price(a)	Goodwill Assigned	Number of Casinos	Geographic Location
Imperial Palace	December 2005	$373 million	–	1	Las Vegas, Nevada
Caesars	June 2005	$9.3 billion	$2.0 billion	15	Atlantic City, New Jersey(2)
					Las Vegas, Nevada(4)
					Reno, Nevada
					Laughlin, Nevada
					Biloxi, Mississippi(b)
					Gulfport, Mississippi(c)
					Tunica, Mississippi(2)
					Southern Indiana
					Punta del Este, Uruguay(d)
					Ontario, Canada(e)
Horseshoe Gaming	July 2004	$1.6 billion	$584 million	3	Bossier City, Louisiana
					Hammond, Indiana
					Tunica, Mississippi
Horseshoe Club Operating Company	March 2004	$37 million	–		(f)

(a)           Total purchase price includes the market value of debt assumed determined as of the acquisition date.

(b)           Closed due to hurricane damage in August 2005.

(c)            Closed due to hurricane damage in August 2005. Remaining assets to be sold.

(d)   We have an approximate 89% ownership interest in the company that owns Conrad Punta del Este and we manage the property.

(e)           We have a 50% interest in the company that manages Casino Windsor. The province of Ontario owns the complex.

(f)             This acquisition was for certain intellectual property assets, including the rights to the Horseshoe brand in Nevada and to the World Series of Poker brand and tournament.

Imperial Palace Hotel & Casino

On December 23, 2005, we acquired the assets of the Imperial Palace Hotel & Casino (“Imperial Palace”) in Las Vegas, Nevada, for approximately $373.1 million, including acquisition costs of $3.1 million. No debt was assumed in the transaction. The Imperial Palace occupies an 18.5 acre site on the Las Vegas Strip that is situated between Harrah’s Las Vegas and the Flamingo and is across the Strip from Caesars Palace. This acquisition is one of a number of moves designed to strategically position the Company for development in Las Vegas.

The results for Imperial Palace are included in our operating results subsequent to its acquisition on December 23, 2005. At December 31, 2005, we assumed that the excess of the purchase price over the net book value of the assets acquired is incremental land cost. Values assigned to assets will be revised upon the finalization of valuation reports from independent appraisals. The purchase price allocation will be completed within one year of the acquisition.

Caesars Entertainment

On June 13, 2005, we completed our acquisition of 100 percent of the outstanding shares of Caesars. Under the terms of the agreement, Caesars stockholders were to receive either $17.75 in cash or 0.3247 shares of Harrah’s Entertainment’s common stock for each outstanding share of Caesars common stock, subject to limitations on the aggregate amount of cash to be paid and shares of stock to be issued. Caesars stockholders were able to elect to receive solely shares of Harrah’s Entertainment’s common stock or cash, to the extent available pursuant to the terms of the agreement. Of the 314.8 million Caesars shares outstanding at the transaction date, 307.1 million elected to receive Harrah’s Entertainment’s common stock. The consideration paid to those stockholders was prorated, resulting in each holder of one share of Caesars stock receiving $5.66 in cash and 0.2211 of a share of our common stock. Each of the remaining 7.7 million Caesars shares received $17.75 per share in cash consideration. We financed the acquisition with borrowings from established debt programs. The aggregate estimated purchase price was approximately $9.3 billion, which consisted of $1.9 billion of cash, $3.3 billion of Harrah’s Entertainment’s common stock, assumption of Caesars debt with a fair value of approximately $4.0 billion (including value assigned to conversion rights of contingent convertible notes), assumption of employee stock grants valued at $98 million and acquisition costs of approximately $59 million. We issued approximately 67.9 million shares of our common stock, the fair value of which was based on a five-day average of the closing price two days before and two days after the terms of the acquisition were agreed to and announced. The acquisition of Caesars added 15 casinos with about 1.6 million square feet of gaming space and approximately 24,000 hotel rooms and gave us significant additional presence in Las Vegas, Atlantic City and Mississippi. See HURRICANE DAMAGE for a discussion of recent hurricanes at two of the properties acquired from Caesars.

The results of the Caesars properties are included with our operating results subsequent to their acquisition on June 13, 2005. Depreciation and amortization related to the Caesars acquisition is estimated based on our preliminary purchase price allocation. Estimated useful lives and amortization periods of property, equipment and intangible assets are being determined during the purchase price allocation and will be adjusted accordingly.

In May 2005, Caesars reached an agreement to sell the Reno Hilton, and that sale, which is subject to regulatory approvals, is expected to close in second quarter 2006. Also included in the Caesars acquisition were the Flamingo Laughlin Casino and a hotel in Halifax, Nova Scotia, that we determined to classify as assets held for sale in our financial statements. We sold the Halifax hotel in November 2005, and recognized no gain or loss on the sale. We reached an agreement in November 2005, to sell Flamingo Laughlin. The sale of Flamingo Laughlin is subject to regulatory approvals and is expected to close by mid-2006. No gain or loss is expected on these sales.

In preparation for the Caesars acquisition, we engaged consultants and dedicated internal resources to plan for and execute the merger and integration of Caesars into Harrah’s Entertainment. These costs are reflected in Merger and integration costs for Caesars acquisition in our Consolidated Statements of Income.

The purchase price allocation is in process and will be completed within one year of the acquisition; thus, the allocation of the purchase price is subject to refinement. We are continuing our review of the information provided to us by the third parties engaged to perform the valuation studies and have asked for additional information that is necessary for us to finalize the purchase price allocation. This information includes additional support for the valuation of land in the Las Vegas market and for the values assigned to acquired customer relationships. We are also working with internal and external legal counsel to finalize the assessments of the exposures we assumed for certain contingent liabilities. Our preliminary purchase price allocation also assumes that certain assets, identified for probable replacement prior to the consummation of the acquisition, will be removed from service, which impacts the fair value and useful lives assigned to these assets. The decision to remove these assets from service is subject to final approval by the Board of Directors. Should the determination be made prior to the finalization of the purchase price allocation that these assets will remain in service, the purchase price allocation will be adjusted accordingly. For purposes of these financial statements, the purchase price allocation is based on the best estimates available of fair values and useful lives for the affected assets.

Horseshoe Gaming

On July 1, 2004, we acquired 100 percent of the equity interests of Horseshoe Gaming for approximately $1.62 billion, including assumption of debt valued at approximately $558 million and acquisition costs. A $75 million escrow payment made in 2003 was applied to the purchase price. We issued a redemption notice on July 1, 2004, for all $558 million of Horseshoe Gaming’s outstanding 8.625% Senior Subordinated Notes due July 2009 and retired that debt on August 2, 2004. We financed the acquisition and the debt retirement through working capital and established debt programs. We purchased Horseshoe Gaming to acquire casinos in Hammond, Indiana; Tunica, Mississippi; and Bossier City, Louisiana and with the intention of growing and developing the Horseshoe brand.

In anticipation of our acquisition of Horseshoe Gaming, we sold our Harrah’s brand casino in Shreveport, Louisiana. After consideration of the sale of Harrah’s Shreveport, the Horseshoe Gaming acquisition added a net 113,300 square feet of casino space and approximately 4,580 slot machines and 150 table games to our existing portfolio. Taken together with our acquisition of intellectual property rights from Horseshoe Club Operating Company (“Horseshoe Club”) (see discussion below), this acquisition gave us rights to the Horseshoe brand in all of the United States. The results of the Horseshoe Gaming properties are included with our operating results subsequent to their acquisition on July 1, 2004.

Las Vegas Horseshoe Hotel and Casino

In March 2004, we acquired certain intellectual property assets, including the rights to the Horseshoe brand in Nevada and to the World Series of Poker brand and tournament, from Horseshoe Club. MTR Gaming Group, Inc. (“MTR Gaming”) acquired the assets of the Binion’s Horseshoe Hotel and Casino (“Las Vegas Horseshoe”) in Las Vegas, Nevada, including the right to use the name “Binion’s” at the property, from Horseshoe Club. We operated Las Vegas Horseshoe jointly with a subsidiary of MTR Gaming for one year, which ended March 10, 2005. Operating results for Las Vegas Horseshoe were consolidated with our results from April 1, 2004 until the operating agreement was terminated on March 10, 2005. Las Vegas Horseshoe’s results were not material to our operating results.

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

Harrah’s Shreveport and Louisiana Downs—Buyout of Minority Partners

In the first quarter of 2004, we paid approximately $37.5 million to the minority owners of the company that owned Louisiana Downs and Harrah’s Shreveport to purchase their ownership interest in that company. The excess of the cost to purchase the minority ownership above the capital balances was assigned to goodwill. As a result of this transaction, Harrah’s Shreveport and Louisiana Downs became wholly owned by the Company. Harrah’s Shreveport was subsequently sold in the second quarter of 2004.

Harrah’s East Chicago—Buyout of Minority Partners

In the second quarter of 2003, we paid approximately $28.8 million to former partners in the Harrah’s East Chicago property to settle outstanding litigation with the partners relating to a buyout in 1999 of the partners’ interest in the property and to terminate the contractual rights of the partners to repurchase an 8.55% interest in the property. The two remaining minority partners in our East Chicago property owned, in aggregate, 0.45% of this property. In December 2003 and January 2004, we acquired these ownership interests for aggregate consideration of approximately $0.8 million. As a result of these transactions, the East Chicago property was wholly owned. Harrah’s East Chicago was sold in the second quarter of 2005.

CAPITAL SPENDING AND DEVELOPMENT

Part of our plan for growth and stability includes disciplined capital improvement projects, and 2005, 2004 and 2003 were all years of significant capital reinvestment.

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

Our capital spending for 2005 totaled approximately $1.2 billion, excluding the cost of our acquisitions of Caesars and Imperial Palace. Capital spending in 2004 was approximately $702.9 million, excluding the cost of our acquisitions of Horseshoe Gaming and the intangible assets from Horseshoe Club and the purchase of partnership interests. 2003 capital spending was approximately $427.0 million. Estimated total capital expenditures for 2006 are expected to be between $1.4 billion and $1.5 billion and do not include estimated expenditures for development opportunities.

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

DEBT AND LIQUIDITY

We generate substantial cash flows from operating activities, as reflected on the Consolidated Statements of Cash Flows. These cash flows reflect the impact on our consolidated operations of the success of our marketing programs, our strategic acquisitions, on-going cost containment focus and favorable variable interest rates. For 2005, we reported cash flows from operating activities of $614.9 million, a 22.3% decrease from the $791.0 million reported in 2004. The decrease is due to the use of funds for payment of current liabilities assumed in our acquisition of Caesars, including income taxes of approximately $160 million and interest of approximately $67 million. The 2004 amount reflected an 18.6% increase over the 2003 level.

We use the cash flows generated by our operations to fund reinvestment in existing properties for both refurbishment and expansion projects, to pursue additional growth opportunities via strategic acquisitions of existing companies and new development opportunities and to return capital to our stockholders in the form of stock repurchase programs and dividends. When necessary, we supplement the cash flows generated by our operations with funds provided by financing activities to balance our cash requirements.

Our cash and cash equivalents totaled approximately $724.4 million at December 31, 2005, compared to $489.0 million at December 31, 2004. The following provides a summary of our cash flows for the years ended December 31.

(In millions)	2005	2004	2003
Cash provided by operating activities	$614.9	$791.0	$666.8
Capital investments	(1,118.5)	(619.0)	(381.8)
Payments for business acquisitions	(1,942.5)	(1,616.9)	(75.0)
Proceeds from sales of discontinued operations	649.5	197.6	48.6
Insurance proceeds for hurricane losses for discontinued operations	17.4	–	–
Insurance proceeds for hurricane losses for continuing operations	83.7	–	–
Other investing activities	11.4	(60.7)	(14.4)
	(1,684.1)	(1,308.0)	244.2
Cash provided by/(used in) financing activities	1,956.1	1,356.5	(248.0)
Cash (used in)/ provided by discontinued operations	(36.6)	42.6	17.3
Net increase in cash and cash equivalents	$235.4	$91.1	$13.5

We believe that our cash and cash equivalents balance, our cash flows from operations and the financing sources discussed herein, will be sufficient to meet our normal operating requirements during the next twelve months and to fund additional investments. In addition, we may consider issuing additional debt or equity securities in the future to fund potential acquisitions or growth or to refinance existing debt. We continue to review additional opportunities to acquire or invest in companies, properties and other investments that meet our strategic and return on investment criteria. If a material acquisition or investment is completed, our operating results and financial condition could change significantly in future periods.

The majority of our debt is due in November 2006 and beyond. Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows. Long-term obligations are expected to be paid through operating cash flows, refinancing of debt, joint venture partners or, if necessary, additional debt and/or equity offerings.

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

We recorded the above debt at its market value, which, at June 13, 2005, was $3,842.2 million, including interest rate swap agreements, which are discussed below. The premium recorded is being amortized as a credit to interest expense using the effective interest method. The debt was assumed by Harrah’s Operating Company, Inc., a wholly-owned subsidiary of Harrah’s Entertainment, and is guaranteed by Harrah’s Entertainment. In fourth quarter 2005, the 7.875% Senior Subordinated Notes, due 2005, were retired.

Credit Agreement

As of December 31, 2005, our credit facilities (the “Credit Agreement”) provided for up to $4.0 billion in borrowings, maturing on April 23, 2009. The Credit Agreement also contains a provision that will allow a further increase in the borrowing capacity to $5.0 billion, if mutually acceptable to the Company and the lenders. Interest on the Credit Agreement is based on our debt ratings and leverage ratio and is subject to change. As of December 31, 2005, the Credit Agreement bore interest based upon 70 basis points over LIBOR and bore a facility fee for borrowed and unborrowed amounts of 17.5 basis points, a combined 87.5 basis points. At our option, we may borrow at the prime rate under the Credit Agreement. As of December 31, 2005, $2.7 billion in borrowings was outstanding under the Credit Agreement with an additional $92.7 million committed to back letters of credit. After consideration of these borrowings, but before consideration of amounts borrowed under the commercial paper program, $1.2 billion of additional borrowing capacity was available to the Company as of December 31, 2005.

Contingent Convertible Senior Notes

Included in the debt assumed in the Caesars acquisition is $375 million Floating Rate Contingent Convertible Senior Notes due 2024. The notes bear interest at an annual rate equal to the three month LIBOR, adjusted quarterly. The interest rate on these notes was 4.2% at December 31, 2005. The notes are convertible into cash and shares of common stock in the following circumstances:

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

Holders may convert any outstanding notes into cash and shares of the Company’s common stock at a conversion price per share of $67.92 (the “Conversion Price”) at December 31, 2005. This represents a conversion rate of approximately 14.7232 shares of common stock per $1,000 principal amount of notes (the “Conversion Rate”). Subject to certain exceptions described in the indenture covering these notes, at the time the notes are tendered for conversion the value (the “Conversion Value”) of the cash and shares of the Company’s common stock, if any, to be received by a holder converting $1,000 principal amount of the notes will be determined by multiplying the Conversion Rate by the “Ten Day Average Closing Stock Price,” which equals the average of the closing per share prices of the Company’s common stock on the New York Stock Exchange on the ten consecutive trading days beginning on the second trading day following the day the notes are submitted for conversion. The Conversion Value will be delivered to holders as follows: (1) an amount in cash (the “Principal Return”) equal to the lesser of (a) the aggregate Conversion Value of the notes to be converted and (b) the aggregate principal amount of the notes to be converted, and (2) if the aggregate Conversion Value of the notes to be converted is greater than the Principal Return, any amount in shares (the “Net Shares”) equal to the aggregate Conversion Value less the Principal Return (the “Net Share Amount”). The Company will pay the Principal Return and deliver the Net Shares, if any, as promptly as practicable after determination of the Net Share Amount. The number of Net Shares to be paid will be determined by dividing the Net Share Amount by the Ten Day Average Closing Stock Price.

The Conversion Price will decrease when cash dividends are declared so that the Conversion Price will equal the price determined by multiplying the Conversion Price in effect immediately prior to the record date for such dividend by a fraction, (i) the numerator of which shall be the average of the pre-dividend sale price, as defined in the agreement, minus the amount of the cash dividend, and (ii) the denominator of which shall be the pre-dividend sale price. As a result of the third and fourth quarter 2005 cash dividends, the Conversion Price had been adjusted from $68.65 at the time of our acquisition of Caesars to $67.92 at December 31, 2005.

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

Interest Rate Swap Agreements

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of December 31, 2005, we were a party to five interest rate swaps, including four assumed in the Caesars acquisition, for a total notional amount of $500 million. These interest rate swaps serve to manage the mix of our debt between fixed and variable rate instruments by effectively converting fixed rates associated with long-term debt obligations to floating rates. The major terms of the interest rate swaps are as follows.

Swap Effective Date	Notional Amount	Fixed Rate Received	Variable Rate Paid as of Dec. 31, 2005	Next Reset Date	Swap Expiration Date
	(In millions)
Jan. 30, 2004	$200	7.125%	8.809%	June 1, 2006	June 1, 2007
Sept. 19, 2003*	75	7.000%	7.022%	Apr. 15, 2006	Apr. 15, 2013
Sept. 19, 2003*	75	7.000%	7.015%	Apr. 15, 2006	Apr. 15, 2013
Nov. 12, 2003*	75	7.000%	6.745%	Apr. 15, 2006	Apr. 15, 2013
Nov. 12, 2003*	75	7.000%	6.730%	Apr. 15, 2006	Apr. 15, 2013

*                    Assumed in our acquisition of Caesars. The variable rates on the swaps acquired from Caesars are set in arrears and are estimated at December 31, 2005, based on a forward LIBOR rate.

The Company’s original interest rate swap qualifies for the “shortcut” method allowed under SFAS No. 133, which allows for an assumption of no ineffectiveness. The interest rate swaps assumed in our acquisition of Caesars do not qualify for the “shortcut” method; however, they had been determined to be highly effective since inception. In our fourth quarter 2005 assessment, we determined that these interest rate swaps were no longer highly effective. We discontinued hedge accounting as of October 1, 2005. As a result, a $3.2 million charge was recorded to interest expense in fourth quarter 2005 to record the change in fair value of these instruments. The fair value adjustments to the hedged item of $3.2 million continue to be reported as a part of the basis of debt and are being amortized as a credit to interest expense over the life of the debt. The income statement impact from changes in the fair value of the hedging instruments for our swap agreements was not material during any of the other periods reported. The net effect of the above swaps increased our 2005 interest expense by $6.1 million. Our 2004 interest expense was reduced by $4.0 million by the net effect of our four interest rate swaps in effect during 2004. As of December 31, 2005 and 2004, the fair value of the interest rate swap agreements was a net liability of approximately $5.0 million and $5.1 million, respectively, which is included in Deferred credits and other on our Consolidated Balance Sheets. In February 2006, we paid approximately $3.4 million to terminate $300 million of the interest rate swaps, which represented the fair value of the swaps on the date of termination. Because the interest rate swaps no longer qualified for hedge accounting, this amount will be recognized in earnings as interest expense in the first quarter of 2006.

Treasury Rate Lock Agreements

In anticipation of issuing new debt in 2005, we entered into agreements in 2004 and 2005 to lock in existing ten-year rates to partially hedge the risk of future increases to the treasury rate.

We determined that the treasury rate lock agreements qualified for hedge accounting and were perfectly effective. As such, there was no income statement impact from changes in the fair value of the hedging instruments. The fair values of our treasury rate lock agreements were carried as assets or liabilities in our Consolidated Balance Sheet, and changes in the fair values were recorded as a component of other comprehensive income and are being reclassified to earnings over the life of the debt to be issued. The amount that is expected to be reclassified to earnings within the next 12 months is not material. The net amount of deferred gains included in other comprehensive income at December 31, 2005 and 2004, is $5.1 million and $1.2 million, respectively. In May 2005, we issued $750 million of 5.625% Senior Notes due 2015, and the treasury rate lock agreements were terminated. The treasury locks and discount/premium at issuance resulted in an effective rate of 5.76% on this debt.

Commercial Paper

To provide the Company with cost-effective borrowing flexibility, we have a $200 million commercial paper program that is used to borrow funds for general corporate purposes. Although the debt instruments are short-term in tenor, they are classified as long-term debt because the commercial paper is backed by our Credit Agreement and we have committed to keep available capacity under our Credit Agreement in an amount equal to or greater than amounts borrowed under this program. At December 31, 2005, $140.9 million was outstanding under this program.

Issuance of New Debt

In addition to our Credit Agreement, we have issued debt and entered into credit agreements to provide the Company with cost-effective borrowing flexibility and to replace short-term, floating-rate debt with long-term, fixed-rate debt. The table below summarizes the face value of debt obligations entered into during the last three years and outstanding at December 31, 2005.

Debt	Issued	Matures	Face Value Outstanding at December 31, 2005
			(In millions)
5.75% Senior Notes	September 2005	2017	$750.0
5.625% Senior Notes	September 2005	2015	250.0
5.625% Senior Notes	May 2005	2015	750.0
Senior Floating Rate Notes	February 2005	2008	250.0
Commercial Paper	2005	2006	140.9
5.5% Senior Notes	June 2004	2010	750.0
5.375% Senior Notes	December 2003	2013	500.0

Extinguishments of Debt

Funds from the new debt discussed above, as well as proceeds from our Credit Agreement, were used to retire certain of our outstanding debt, in particular those debt obligations assumed in certain of our acquisition transactions, to reduce our effective interest rate and/or lengthen maturities. The following table summarizes the debt obligations, in addition to our previous credit and letter of credit facilities that we have retired over the last three years.

Issuer	Date Retired	Debt Extinguished	Face Value Retired
			(In millions)
Harrah’s Operating	December 2005	Senior Subordinated Notes due 2005	$300.0
Harrah’s Operating	November 2005	Senior Subordinated Notes due 2005	232.2
Caesars	November 2005	Senior Subordinated Notes due 2005	400.0
Harrah’s Operating	February 2005	Senior Subordinated Notes due 2005	58.3
Horseshoe Gaming	August 2004	Senior Subordinated Notes due 2009	534.1
Harrah’s Operating	December 2003	Senior Subordinated Notes due 2005	147.1
Harrah’s Operating	August 2003	Senior Subordinated Notes due 2005	12.4

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

Charges of $3.3 million in 2005 and $19.1 million in 2003, representing premiums paid and write-offs of unamortized deferred financing costs and market value premiums associated with the early retirement of portions of the 7.875% Senior Subordinated Notes and of our previous credit and letter of credit facilities were recorded. These charges are included in Income from continuing operations in our Consolidated Statements of Income.

Equity Repurchase Programs

Our Board of Directors has authorized the purchase of up to 3.5 million shares of common stock in the open market and negotiated purchases through the end of 2006. The repurchases are to be funded through available operating cash flows and borrowings from our established debt programs. No shares were purchased in 2005; however, 1.0 million shares were purchased in 2004 at an average price of $53.37 per share and 0.5 million shares were purchased in 2003 at an average price of $35.87 per share under previously approved equity repurchase programs.

Guarantees of Third-Party Debt and Other Obligations and Commitments

The following tables summarize our contractual obligations and other commitments as of December 31, 2005.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
(In millions)
Debt	$10,858.1	$6.9	$6,544.9	$771.5	$3,534.8
Capital lease obligations	0.4	0.1	0.2	0.1	–
Estimated interest payments(a)	3,552.4	687.7	1,591.2	476.1	797.4
Operating lease obligations	1,515.4	67.4	141.7	74.6	1,231.7
Purchase orders obligations	62.9	62.9	–	–	–
Guaranteed payments to State of Louisiana	134.8	60.0	74.8	–	–
Community reinvestment	101.9	5.2	15.6	10.7	70.4
Construction commitments	319.0	319.0	–	–	–
Entertainment obligations	127.2	45.8	74.3	2.8	4.3
Other contractual obligations	66.5	25.6	21.4	9.2	10.3
	$16,738.6	$1,280.6	$8,464.1	$1,345.0	$5,648.9

(a)           Estimated interest for variable rate debt is based on rates at December 31, 2005.

	Amount of Commitment Expiration Per Period
Other Commitments	Total amounts committed	Less than 1 year	1-3 years	4-5 years	After 5 years
(In millions)
Guarantees of loans	$265.6	$31.1	$234.5	$–	$–
Letters of credit	118.1	118.1	–	–	–
Minimum payments to tribes	81.7	14.4	42.0	25.3	–

The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments pursuant to the contracts for the four managed Indian-owned facilities now open, which extend for periods of up to 71 months from December 31, 2005, is $1.2 million. Each of these casinos currently generates sufficient cash flows to cover all of their obligations, including their debt service.

We may guarantee all or part of the debt incurred by Indian tribes with which we have entered a management contract to fund development of casinos on the Indian lands. For all existing guarantees of Indian debt, we have obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, that the value of such property would satisfy our obligations in the event these guarantees were enforced. Additionally, we have received limited waivers from the Indian tribes of their sovereign immunity to allow us to pursue our rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken. The aggregate outstanding balance of such debt as of December 31, 2005, was $247.3 million.

Some of our guarantees of the debt for casinos on Indian lands were modified during 2003, triggering the requirement under Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to recognize a liability for the estimated fair value of those guarantees. Liabilities, representing the fair value of our guarantees, and corresponding assets, representing the portion of our management fee receivable attributable to our agreements to provide the related guarantees, were recorded and are being amortized over the lives of the related agreements. We estimate the fair value of the obligation by considering what premium would have been required by us or by an unrelated party. The amounts recognized represent the present value of the premium in interest rates and fees that would have been charged to the tribes if we had not provided the guarantees. The balance of the liability for the guarantees and of the related assets at December 31, 2005 and 2004, was $4.1 million and $5.5 million, respectively.

DEVELOPMENT OF NEW PROJECTS

In 2005 we announced plans to pursue several large-scale development projects, both international and domestic. Those projects are discussed below.

Las Vegas

During 2005, we acquired several businesses, including Imperial Palace, and parcels of land adjacent to our properties on the Las Vegas Strip (the “Strip”) to give us continuous land holdings on the east side of the Strip from Harrah’s Las Vegas to Paris Las Vegas. This land, coupled with the additional acreage on which our Rio and Caesars Palace properties sit, permits a concept-development and master-planning opportunity for innovative entertainment options in Las Vegas. Master planning is underway, and preliminary plans are expected to be announced in mid-2006.

Atlantic City

We have begun an upgrade and expansion of Harrah’s Atlantic City, which will include a 964-room hotel tower, a casino expansion and a 172,000 square foot retail and entertainment complex, featuring numerous amenities designed to provide comfort and excitement to our customers, including a spa with 22 treatment rooms, an ultra-lounge nightclub, an indoor pool and entertainment complex, a new Diamond Lounge, new retail stores, a 650 seat buffet and a 500 seat coffee shop. We expect the entertainment and retail center to open in early 2007 and the new hotel tower to open in the second quarter of 2008. The project is expected to cost $550 million. We are also at work on a master plan for our Atlantic City properties that will be designed to create a cross-property entertainment experience there.

Biloxi

With the closure of our properties on the Mississippi Gulf Coast due to hurricane Katrina in late August 2005, we decided to concentrate our rebuilding efforts in the Mississippi Gulf on a resort casino at the former location of the Grand Casino Biloxi. We have reached an agreement to sell the remaining assets of Grand Casino Gulfport, and that transaction is expected to close by the end of the first quarter of 2006. We intend to announce preliminary plans for our new Biloxi project by mid-2006.

Chester Downs & Marina

In July 2004, after receiving Pennsylvania regulatory and certain local approvals, we acquired a 50 percent interest in Chester Downs & Marina, LLC (“CD&M”), an entity licensed to develop a harness-racing facility in southeastern Pennsylvania. Harrah’s Entertainment and CD&M have agreed to develop Harrah’s Chester Casino and Racetrack (“Harrah’s Chester”), a 5/8 -mile harness racetrack facility, approximately six miles south of Philadelphia International Airport. Plans for the facility include a 1,500-seat grandstand and simulcast facility, a slot casino with approximately 2,000 games and a variety of food and beverage offerings. We have commenced site work and construction at the property and expect racing and simulcasting to begin in the second half of 2006. We will open the casino upon receipt of a gaming license and other regulatory approvals, which we expect to receive in 2007. This project is expected to cost approximately $425 million, $78.5 million of which had been spent as of December 31, 2005. We expect to have spent approximately $340 million by the commencement of racing and simulcasting. We will provide financing for the project or obtain external financing, which we may guarantee, and we are consolidating CD&M in our financial statements.

Singapore

We have teamed with several third parties to prepare a bid for an integrated resort in the Republic of Singapore that will include luxury accommodations, convention facilities, a cultural museum and dining and entertainment offerings. We expect to deliver our proposal to the government of the republic of Singapore during March 2006.

Spain

We have signed an agreement to develop a joint venture casino and hotel in the master-planned community of Ciudad Real, 118 miles south of Madrid. The joint venture between Harrah’s Entertainment and El Reino de Don Quijote de La Mancha, S.A. is owned 60% and 40%, respectively.

Slovenia

We have signed a memorandum of understanding with the Hit Group, a Slovenian company that operates nine casinos, to build a casino and hotel in Nova Gorica, Slovenia, a resort city located along the border with Italy. Appropriate governmental approvals and changes in certain laws are required to move forward with this project.

The Bahamas

We have signed a letter of intent with Baha Mar Resorts, Ltd. and Starwood Hotels & Resorts Worldwide, Inc. to create the Caribbean’s largest single-phase destination in the Bahamas. We expect to develop and operate a Caesars branded casino and hotel within the project.

COMPETITIVE PRESSURES

Due to the limited number of new markets opening for development in recent years, many casino operators are reinvesting in existing markets to attract new customers or gain market share, thereby increasing competition in those markets. As companies have completed expansion projects, supply has typically grown at a faster pace than demand in some markets and competition has increased significantly. Furthermore, several operators, including Harrah’s Entertainment, have announced plans for additional developments or expansions in some markets.

Several states and Indian tribes are also considering enabling the development and operation of casinos or casino-like operations in their jurisdictions.

Although the short-term effect of such competitive developments on our Company generally has been negative, we are not able to determine the long-term impact, whether favorable or unfavorable, that these trends and events will have on current or future markets. We believe that the geographic diversity of our operations; our focus on multi-market customer relationships; our service training, our rewards and customer loyalty programs; and our continuing efforts to establish our brands as premier brands upon which we have built strong customer loyalty have well-positioned us to face the challenges present within our industry. We utilize the capabilities of WINet, a sophisticated nationwide customer database, and Total Rewards, a nationwide loyalty program that allows our customers to earn cash, comps and other benefits for playing at Harrah’s Entertainment casinos. We believe these sophisticated marketing tools provide us with competitive advantages, particularly with players who visit more than one casino or market.

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

Property and Equipment

We have significant capital invested in our property and equipment, which represents approximately 61% of our total assets. Judgments are made in determining the estimated useful lives of assets, salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and whether we have a gain or loss on the disposal of the asset. We assign lives to our assets based on our standard policy, which is established by management as representative of the useful life of each category of asset. We review the carrying value of our property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the operating unit level, which for most of our assets is the individual casino.

Goodwill and Other Intangible Assets

We have approximately $5.2 billion in goodwill and other intangible assets in our Consolidated Balance Sheets resulting from our acquisition of other businesses. The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determine the estimated fair values based on independent appraisals, discounted cash flows, quoted market prices and estimates made by management. To the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess is allocated to goodwill.

An accounting standard adopted in 2002 requires a review at least annually of goodwill and other nonamortizing intangible assets for impairment. We complete our annual assessment for impairment in fourth quarter each year.  In fourth quarter 2005, we determined that certain goodwill had been impaired, and we recorded impairment charges of $106.0 million in fourth quarter 2005. These charges relate to goodwill acquired in our 2000 acquisition of a property in Lake Charles, Louisiana, and in our 2002 acquisition of Louisiana Downs. Since our acquisition of the Lake Charles property, competition has intensified in the market and the operating performance was declining. As a result of the operating trends, compounded by the impact of hurricane damage in September 2005, calculations indicated that the entire $56.1 million of goodwill was impaired. Based on the historical performance and projected performance of Louisiana Downs, a thoroughbred race track that was expanded to include slot machines in 2003, our analysis indicated that the entire $49.9 million of goodwill associated with this property was impaired. Due to hurricane damage to our businesses in Biloxi and Gulfport, Mississippi, in the fourth quarter of 2005, we also wrote off $181.9 million, before taxes, of goodwill and intangible assets that were assigned to those properties in our preliminary purchase price allocation of the Caesars acquisition. Since Grand Casino Gulfport is reported in our Discontinued operations, the write-off of goodwill and intangible assets for that properly of $78.6 million, after taxes, is included in Discontinued operations.

Our 2004 annual assessment indicated that no goodwill or other intangible assets with indefinite lives were impaired.

Our 2003 annual assessment indicated that the goodwill associated with Harrah’s Reno was impaired, and a charge of $6.3 million was recorded in fourth quarter 2003.

The annual evaluation of goodwill and other nonamortizing intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value. Changes in forecasted operations can materially affect these estimates. Once an impairment of goodwill or other intangible assets has been recorded, it cannot be reversed.

Total Rewards Point Liability Program

Our customer loyalty program, Total Rewards, offers incentives to customers who gamble at certain of our casinos throughout the United States. Under the program, customers are able to accumulate, or bank, Reward Credits over time that they may redeem at their discretion under the terms of the program. The Reward Credit balance will be forfeited if the customer does not earn a Reward Credit over the prior six-month period. As a result of the ability of the customer to bank the Reward Credits, we accrue the expense of Reward Credits, after consideration of estimated breakage, as they are earned. The value of the cost to provide Reward Credits is expensed as the Reward Credits are earned and is included in Casino expense on our Consolidated Statements of Income. To arrive at the estimated cost associated with Reward Credits, estimates and assumptions are made regarding incremental marginal costs of the benefits, breakage rates and the mix of goods and services for which Reward Credits will be redeemed. We use historical data to assist in the determination of estimated accruals. At December 31, 2005 and 2004, $73.1 million and $30.4 million, respectively, was accrued for the cost of anticipated Total Rewards credit redemptions.

In addition to Reward Credits, customers at certain of our properties, including the properties acquired in our acquisitions of Caesars and Horseshoe Gaming, can earn points based on play that are redeemable in cash (“cash-back points”). We accrue the cost of cash-back points, after consideration of estimated breakage, as they are earned. The cost is recorded as contra-revenue and included in Casino promotional allowances on our Consolidated Statements of Income. At December 31, 2005 and 2004, the liability related to outstanding cash-back points, which is based on historical redemption activity, was $21.6 million and $7.3 million, respectively.

Bad Debt Reserves

We reserve an estimated amount for receivables that may not be collected. Methodologies for estimating bad debt reserves range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves. At December 31, 2005 and 2004, we had $111.8 million and $48.6 million, respectively, in our bad debt reserve. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our reserves for bad debts.

Self-Insurance Accruals

We are self-insured up to certain limits for costs associated with general liability, workers’ compensation and employee health coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. At December 31, 2005 and 2004, we had total self-insurance accruals reflected in our Consolidated Balance Sheets of $198.3 million and $97.6 million, respectively. In estimating these costs, we consider historical loss experience and make judgments about the expected levels of costs per claim. We also rely on independent consultants to assist in the determination of estimated accruals. These claims are accounted for based on actuarial estimates of the undiscounted claims, including those claims incurred but not reported. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities. We continually monitor the potential for changes in estimates, evaluate our insurance accruals and adjust our recorded provisions.

Income Taxes

We are subject to income taxes in the United States as well as various states and foreign jurisdictions in which we operate. We account for income taxes under SFAS No. 109, “Accounting for Income Taxes,” whereby deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based on differences between financial statement carrying amounts of existing assets and their respective tax bases using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on the income tax provision and deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As indicated in Note 11, we have provided a valuation allowance on foreign tax credits, certain state net operating losses (“NOLs”), and other deferred state tax assets. U.S. tax rules require us to allocate a portion of our total interest expense to our foreign operations for purposes of determining allowable foreign tax credits. Consequently, this decrease to taxable income from foreign operations results in a diminution of the foreign taxes available as a tax credit. Although we consistently generate taxable income on a consolidated basis, certain state NOLs and other deferred state tax assets were not deemed realizable because they are attributable to subsidiaries that are not expected to produce future earnings. Other than these exceptions, we are unaware of any circumstances that would cause the remaining deferred tax assets to not be realizable.

Our income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities. While positions taken in tax returns are sometimes subject to uncertainty in the tax laws, we do not take such positions unless we have “substantial authority” to do so under the Internal Revenue Code and applicable regulations. We may take positions on our tax returns based on substantial authority that are not ultimately accepted by the IRS. We assess such potential unfavorable outcomes based on the criteria of SFAS No. 5, “Accounting for Contingencies.”  We establish a tax reserve if an unfavorable outcome is probable and the amount of the unfavorable outcome can be reasonably estimated. We assess the potential outcomes of tax uncertainties on a quarterly basis. In determining whether the probable criterion of SFAS No. 5 is met, we presume that the taxing authority will focus on the exposure and we assess the probable outcome of a particular issue based upon the relevant legal and technical merits. We also apply our judgment regarding the potential actions by the tax authorities and resolution through the settlement process. We maintain required tax reserves until such time as the underlying issue is resolved.

When actual results differ from reserve estimates, we adjust the income tax provision and our tax reserves in the period resolved. For tax years that are examined by taxing authorities, we adjust tax reserves in the year the tax examinations are settled. For tax years that are not examined by taxing authorities, we adjust tax reserves in the year that the statute of limitations expires. To the extent such adjustments are attributable to pre-acquisition years of acquired entities, we record them as an adjustment to purchase price. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental, and we believe we have adequately provided for any reasonable and foreseeable outcomes related to uncertain tax matters.

In the event that the taxing authorities ultimately sustain adjustments to our previously reported taxable income, we will remit payments accordingly. These remittances coupled with the expiration of bonus depreciation provisions in 2005 could cause total tax payments to exceed the reported amount of income tax expense. However, we do not expect there to be any impact on the Company’s liquidity.

We classify reserves for tax uncertainties within Accrued expenses and Deferred credits and other in our Consolidated Balance Sheets, separate from any related income tax payable or deferred income taxes. Reserve amounts may relate to the deductibility of an item, as well as potential interest or penalties associated with those items. Significant tax reserve adjustments impacting the effective tax rate are separately presented in the rate reconciliation table of Note 11 to our Consolidated Financial Statements.

RECENTLY ISSUED AND PROPOSED ACCOUNTING STANDARDS

The following are accounting standards adopted or issued in 2005 that could have an impact to our Company.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) requires that we recognize an expense for our equity-based compensation programs, including stock options and stock appreciation rights. Expense will be measured based on the grant-date fair value of the equity instruments being issued. In second quarter 2005, the application of SFAS No. 123(R) was changed from the first interim or annual reporting period that begins after June 15, 2005, to the first annual reporting period that begins after June 15, 2005. Based on the new guidance, we will apply SFAS No. 123(R) in our first quarter 2006 reporting period. We will adopt SFAS No. 123(R) using the modified prospective method, which requires us to recognize expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. As a result of adopting SFAS No. 123(R), we will recognize significantly more compensation expense in future periods. We estimate that our 2006 incremental expense for stock awards due to implementation of SFAS No. 123(R) will be approximately $75 million. Due to the timing of our annual stock awards grant, our expense will be higher in the last half of 2006 than in the first half. Because this estimate is based on assumptions including estimated new grants during 2006, changes in stock price, forfeitures of awards and employee exercise behavior, the actual expense may be different from this estimate.

In September 2004, the Emerging Issues Task Force reached a consensus on Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” which addresses when contingently convertible instruments should be included in diluted earnings per share. Per the consensus, contingently convertible instruments should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus is to be applied to reporting periods ending after December 15, 2004. The dilutive effect of the contingently convertible instruments assumed in our acquisition of Caesars is included in our diluted earnings per share calculation for the period ended December 31, 2005.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143” (FIN 47), to address diverse accounting practices with respect to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing or method of settlement of the obligation are conditional on a future event. FIN 47 was effective no later than December 31, 2005, for calendar year companies, and had no effect on our financial statements.

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

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk.

We are exposed to market risk, primarily changes in interest rates. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed rate and variable rate obligations. Of our approximate $11.0 billion total debt at December 31, 2005, $4.0 billion, including the fixed-rate debt for which we have entered into interest rate swap agreements, is subject to variable interest rates. The average interest rate on our variable-rate debt, excluding the impact of our swap agreements, was 5.0% at December 31, 2005. Assuming a constant outstanding balance for our variable rate debt for the next twelve months, a hypothetical 1% change in interest rates would change interest expense for the next twelve months by approximately $39.9 million. We utilize interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. We do not purchase or hold any derivative financial instruments for trading purposes.

The table below provides information as of December 31, 2005, about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract and weighted average variable rates are based on implied forward rates in the yield curve as of December 31, 2005.

(In millions)	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Liabilities
Long-term debt
Fixed rate	$2.0	$1,020.9	$438.2	$963.4	$1,183.7	$3,962.3	$7,570.5	$7,812.9	(1)
Average interest rate	7.2%	8.3%	8.9%	7.5%	6.3%	6.6%	7.0%
Variable rate	$5.0	$4.7	$256.2	$3,192.9	$16.5	$–	$3,475.3	$3,575.7	(1)
Average interest rate	8.5%	8.5%	5.0%	4.3%	8.5%	–%	4.4%
Interest Rate Derivatives
Interest rate swaps
Fixed to variable	$–	$200.0	$–	$–	$–	$300.0	$500.0	5.0	(2)
Average pay rate	7.6%	7.3%	6.8%	6.9%	6.9%	7.0%	7.1%
Average receive rate	7.1%	7.0%	7.0%	7.0%	7.0%	7.0%	7.0%

(1)          The fair values are based on the borrowing rates currently available for debt instruments with similar terms and maturities and market quotes of the Company’s publicly traded debt.

(2)          The fair values are based on market prices obtained from dealer quotes.

Our long-term variable rate debt reflects borrowings under revolving credit and letter of credit facilities provided to us by a consortium of banks with a total capacity of $4.0 billion. The interest rates charged on borrowings under these facilities are a function of the London Inter-Bank Offered Rate, or LIBOR and prime rate. As such, the interest rates charged to us for borrowings under the facilities are subject to change as LIBOR changes.

Foreign currency translation gains and losses were not material to our results of operations for the year ended December 31, 2005. Although we are pursuing development opportunities in international markets, our only material ownership interest in businesses in foreign countries is an approximate 89% ownership of a casino in Uruguay. However, we are not currently subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future operating results or cash flows.

ITEM 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Harrah’s Entertainment, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Harrah’s Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Harrah’s Entertainment, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2005, the Company changed the presentation of its consolidated statements of cash flows to separately disclose cash flows from operating, investing, and financing activities of discontinued operations and to present the proceeds from the sale of discontinued operations as an investing activity of continuing operations. The statements of cash flows for the years ended December 31, 2004 and 2003, were retroactively revised for the changes.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
March 10, 2006

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	December 31,
	2005	2004
Assets
Current assets
Cash and cash equivalents	$724.4	$489.0
Insurance receivables for hurricane damage	87.3	–
Other receivables, less allowance for doubtful accounts of $111.8 and $48.6	340.0	130.5
Deferred income taxes (Note 11)	219.8	30.1
Income tax receivable	77.4	46.0
Prepayments and other	120.7	66.0
Inventories	59.5	25.6
Total current assets	1,629.1	787.2
Land, buildings, riverboats and equipment
Land and land improvements	4,187.7	881.0
Buildings, riverboats and improvements	7,570.7	3,788.4
Furniture, fixtures and equipment	2,429.7	1,649.0
Construction in progress	585.3	202.3
	14,773.4	6,520.7
Less: accumulated depreciation	(2,192.8)	(1,775.7)
	12,580.6	4,745.0
Assets held for sale (Note 4)	375.5	502.6
Goodwill (Notes 2 and 5)	3,135.5	1,354.7
Intangible assets (Notes 2 and 5)	2,017.9	861.4
Investments in and advances to nonconsolidated affiliates (Note 16)	26.1	6.1
Deferred costs and other	752.9	328.6
	$20,517.6	$8,585.6
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$365.2	$174.5
Accrued expenses (Note 7)	1,226.2	577.7
Current portion of long-term debt (Note 8)	7.0	1.8
Total current liabilities	1,598.4	754.0
Liabilities held for sale (Note 4)	12.1	0.8
Long-term debt (Note 8)	11,038.8	5,151.1
Deferred credits and other	324.2	198.5
Deferred income taxes (Note 11)	1,847.4	413.5
	14,820.9	6,517.9
Minority interests	31.6	32.5
Commitments and contingencies (Notes 3, 4, 9, 11 and 13 through 16)
Stockholders’ equity (Notes 6, 8, 15 and 16)
Common stock, $0.10 par value, authorized—720,000,000 shares, outstanding—183,833,358 and 112,732,285 shares (net of 35,639,390 and 36,130,542 shares held in treasury)	18.4	11.3
Capital surplus	5,008.4	1,394.5
Retained earnings	654.4	638.4
Accumulated other comprehensive (loss)/income	(5.3)	1.0
Deferred compensation related to restricted stock	(10.8)	(10.0)
	5,665.1	2,035.2
	$20,517.6	$8,585.6

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated statements.

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Revenues
Casino	$6,071.5	$4,077.7	$3,458.4
Food and beverage	1,097.5	665.5	596.8
Rooms	791.8	390.1	339.0
Management fees	75.6	60.6	72.1
Other	425.9	217.2	190.1
Less: casino promotional allowances	(1,351.3)	(862.8)	(707.5)
Net revenues	7,111.0	4,548.3	3,948.9
Operating expenses
Direct
Casino	3,057.2	2,061.6	1,748.7
Food and beverage	485.1	278.1	255.2
Rooms	151.8	67.0	65.3
Property general, administrative and other	1,474.1	924.8	830.3
Depreciation and amortization	496.5	327.2	294.3
Write-downs, reserves and recoveries (Note 10)	248.8	9.6	10.5
Project opening costs	16.4	9.5	7.4
Corporate expense	97.7	66.8	52.6
Merger and integration costs for Caesars acquisition	55.0	2.3	–
(Income)/losses on interests in nonconsolidated affiliates (Note 16)	(1.2)	0.9	1.0
Amortization of intangible assets (Note 5)	49.9	9.4	4.8
Total operating expenses	6,131.3	3,757.2	3,270.1
Income from operations	979.7	791.1	678.8
Interest expense, net of interest capitalized (Note 12)	(481.2)	(271.8)	(234.4)
Losses on early extinguishments of debt (Note 8)	(3.3)	–	(19.1)
Other income, including interest income	8.0	9.5	2.9
Income from continuing operations before income taxes and minority interests	503.2	528.8	428.2
Provision for income taxes (Note 11)	(227.8)	(190.7)	(155.5)
Minority interests	(11.9)	(8.6)	(11.6)
Income from continuing operations	263.5	329.5	261.1
Discontinued operations (Note 4)
Income from discontinued operations (including gain on disposal of $119.6 in 2005 and loss on disposal of $1.7 in 2003)	67.5	56.6	48.5
Provision for income taxes	(94.6)	(18.4)	(17.0)
(Loss)/income from discontinued operations	(27.1)	38.2	31.5
Net income	$236.4	$367.7	$292.6
Earnings per share—basic
Income from continuing operations	$1.78	$2.97	$2.40
Discontinued operations, net	(0.18)	0.34	0.29
Net income	$1.60	$3.31	$2.69
Earnings per share—diluted
Income from continuing operations	$1.75	$2.92	$2.36
Discontinued operations, net	(0.18)	0.34	0.29
Net income	$1.57	$3.26	$2.65
Dividends declared per share	$1.39	$1.26	$0.60
Weighted average common shares outstanding	148.0	111.2	109.0
Additional shares based on average market price for period applicable to:
Restricted stock	0.5	0.5	0.4
Stock options	1.5	1.2	1.0
Convertible debt	0.2	–	–
Weighted average common and common equivalent shares outstanding	150.2	112.9	110.4

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated statements.

HARRAH’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In millions)
(Notes 6, 8, 15 and 16)

	Common Stock				Accumulated Other	Deferred Compensation Related to
	Shares Outstanding	Amount	Capital Surplus	Retained Earnings	Comprehensive (Loss)/Income	Restricted Stock	Total	Comprehensive Income
Balance—December 31, 2002	109.7	$11.0	$1,224.8	$260.3	$(0.4)	$(24.7)	$1,471.0
Net income				292.6			292.6	$292.6
Unrealized gain on available-for-sale securities, net of deferred tax provision of $0.2					0.4		0.4	0.4
Foreign currency translation adjustments, net of tax provision of $0.1					0.2		0.2	0.2
Treasury stock purchases	(0.5)	(0.1)		(17.8)			(17.9)
Cash dividends				(66.2)			(66.2)
Net shares issued under incentive compensation plans, including income tax benefit of $15.5	1.7	0.2	53.1	(2.2)		7.3	58.4
2003 Comprehensive Income								$293.2
Balance—December 31, 2003	110.9	11.1	1,277.9	466.7	0.2	(17.4)	1,738.5
Net income				367.7			367.7	$367.7
Net gain on derivatives qualifying as cash flow hedges, net of tax provision of $0.4					0.7		0.7	0.7
Foreign currency translation adjustments, net of tax provision of $0.0					0.1		0.1	0.1
Treasury stock purchases	(1.0)	(0.1)		(53.3)			(53.4)
Cash dividends				(141.3)			(141.3)
Net shares issued under incentive compensation plans, including income tax benefit of $26.8	2.8	0.3	116.6	(1.4)		7.4	122.9
2004 Comprehensive Income								$368.5
Balance—December 31, 2004	112.7	11.3	1,394.5	638.4	1.0	(10.0)	2,035.2
Net income				236.4			236.4	$236.4
Net loss on derivative instruments qualifying as cash flow hedges, net of tax benefit of $3.4					(6.3)		(6.3)	(6.3)
Reclassification of loss on derivative instrument from other comprehensive income to net income, net of tax provision of $0.2					0.4		0.4	0.4
Foreign currency translation adjustments, net of tax benefit of $0.2					(0.4)		(0.4)	(0.4)
Cash dividends				(208.2)			(208.2)
Net shares issued in acquisition of Caesars	67.9	6.8	3,302.7				3,309.5
Market value of conversion option on convertible debt, net of tax provision of $38.3			70.4				70.4
Net shares issued under incentive compensation plans, including income tax benefit of $29.9	3.2	0.3	240.8	(12.2)		(0.8)	228.1
2005 Comprehensive Income								$230.1
Balance—December 31, 2005	183.8	$18.4	$5,008.4	$654.4	$(5.3)	$(10.8)	$5,665.1

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated statements.

HARRAH’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Note 12)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities
Net income	$236.4	$367.7	$292.6
Adjustments to reconcile net income to cash flows from operating activities:
Earnings from discontinued operations, before income taxes	(67.5)	(56.6)	(48.5)
Losses on early extinguishments of debt	3.3	–	19.1
Depreciation and amortization	533.8	361.6	319.7
Write-downs, reserves and recoveries	207.6	0.2	10.5
Deferred income taxes	(30.1)	82.4	104.3
Tax benefit from stock equity plans	29.9	26.8	15.5
Other noncash items	35.8	16.0	18.8
Minority interests’ share of net income	11.9	8.6	11.6
(Income)/losses on interests in nonconsolidated affiliates	(1.2)	0.9	1.0
Returns on investment in nonconsolidated affiliate	1.2	–	–
Net losses from asset sales	14.6	2.3	0.1
Net change in long-term accounts	(80.5)	(51.2)	(32.2)
Net change in working capital accounts	(280.3)	32.3	(45.7)
Cash flows provided by operating activities	614.9	791.0	666.8
Cash flows from investing activities
Payments for businesses acquired, net of cash acquired	(1,942.5)	(1,616.9)	–
Proceeds from sales of discontinued operations	649.5	197.6	48.6
Insurance proceeds for hurricane losses for discontinued operations	17.4	–	–
Insurance proceeds for hurricane losses for continuing operations	83.7	–	–
Escrow payment for Horseshoe acquisition	–	–	(75.0)
Purchase of minority interest in subsidiary	–	(37.5)	–
Land, buildings, riverboats and equipment additions	(1,159.5)	(654.2)	(383.6)
Investments in and advances to nonconsolidated affiliates	(5.5)	(0.3)	(4.2)
Increase in construction payables	41.0	35.2	1.8
Proceeds from other asset sales	37.1	3.8	3.9
Proceeds from sales of ownership interests in nonconsolidated affiliates	2.7	–	0.9
Other	(22.9)	(26.7)	(15.0)
Cash flows used in investing activities	(2,299.0)	(2,099.0)	(422.6)
Cash flows from financing activities
Proceeds from issuance of senior notes, net of discount and issue costs of $20.7, $12.0 and $6.9	2,004.3	738.0	493.1
Borrowings under lending agreements, net of financing costs of $7.6, $6.2 and $15.3	11,599.4	4,157.9	3,368.9
Repayments under lending agreements	(10,522.9)	(3,424.1)	(2,526.2)
Losses on derivative instruments	(7.9)	(0.8)	–
Borrowings under retired bank facility	–	–	161.1
Repayments under retired bank facility	–	–	(1,446.6)
Other short-term repayments	–	–	(60.3)
Early extinguishments of debt	(690.5)	–	(159.5)
Premiums paid on early extinguishments of debt	(4.9)	–	(16.1)
Scheduled debt retirements	(307.5)	(1.6)	(1.6)
Dividends paid	(208.2)	(141.3)	(66.2)
Proceeds from exercises of stock options	106.7	90.0	34.1
Purchases of treasury stock	–	(53.4)	(17.9)
Minority interests’ distributions, net of contributions	(12.2)	(8.9)	(10.6)
Other	(0.2)	0.7	(0.2)
Cash flows provided by/(used in) financing activities	1,956.1	1,356.5	(248.0)
Cash flows from discontinued operations (revised—See Note 1)
Cash flows from operating activities	(23.5)	75.3	69.1
Cash flows from investing activities	(13.1)	(32.7)	(51.8)
Cash flows (used in)/provided by discontinued operations	(36.6)	42.6	17.3
Net increase in cash and cash equivalents	235.4	91.1	13.5
Cash and cash equivalents, beginning of year	489.0	397.9	384.4
Cash and cash equivalents, end of year	$724.4	$489.0	$397.9

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated statements.

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, unless otherwise stated)

In these footnotes, the words “Company,” “Harrah’s Entertainment,” “we,” “our” and “us” refer to Harrah’s Entertainment, Inc., a Delaware corporation, and its wholly-owned subsidiaries, unless otherwise stated or the context requires otherwise.

Note 1—Summary of Significant Accounting Policies

BASIS OF PRESENTATION AND ORGANIZATION.   As of December 31, 2005, we operated 39 casinos, primarily under the Harrah’s, Caesars and Horseshoe brand names, including 20 land-based casinos, 11 riverboat or dockside casinos, one combination thoroughbred racetrack and casino, one combination greyhound racetrack and casino, four managed casinos on Indian lands and two casinos on cruise ships. We also own four casinos that were closed as of December 31, 2005, due to damage from hurricanes in third quarter 2005 (see Note 3). We view each property as an operating segment and aggregate all operating segments into one reporting segment.

On June 13, 2005, we completed our acquisition of Caesars Entertainment, Inc. (“Caesars”). The purchase price allocation process began in June 2005 and will be completed within one year of the date of the acquisition. The results of the Caesars properties are included with our operating results subsequent to their acquisition. Depreciation and amortization related to the Caesars acquisition is estimated based on our preliminary purchase price allocation. Estimated useful lives and amortization periods of property, equipment and intangible assets are being determined during the purchase price allocation and will be adjusted accordingly. See Note 2 for further information regarding our acquisition of Caesars.

Certain of our properties were sold during each of the periods presented, and prior to their sales, assets and liabilities of these properties were classified in our Consolidated Balance Sheets as Assets/Liabilities held for sale, and their operating results through the dates of their sales were presented as discontinued operations, if appropriate. In addition to the completed sales, we also have announced plans to sell certain assets and liabilities of other properties that we have classified as Assets/Liabilities held for sale in our Consolidated Balance Sheets and, if appropriate, have included their results in discontinued operations. See Note 4 for further information regarding dispositions and planned sales.

PRINCIPLES OF CONSOLIDATION.   Our Consolidated Financial Statements include the accounts of Harrah’s Entertainment and its subsidiaries after elimination of all significant intercompany accounts and transactions.

CASH AND CASH EQUIVALENTS.   Cash includes the minimum cash balances required to be maintained by state gaming commissions or local and state governments, which totaled approximately $23.3 million and $22.0 million at December 31, 2005 and 2004, respectively. Cash equivalents are highly liquid investments with an original maturity of less than three months and are stated at the lower of cost or market value.

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

LAND, BUILDINGS, RIVERBOATS AND EQUIPMENT.   Land, buildings, riverboats and equipment are stated at cost. Land includes land held for future development or disposition, which totaled $113.3 and $119.5 million at December 31, 2005 and 2004, respectively. We capitalize the costs of improvements that extend the life of the asset. We expense maintenance and repairs cost as incurred. Gains or losses on the dispositions of land, buildings, riverboats or equipment are included in the determination of income. Interest expense is capitalized on internally constructed assets at our overall weighted average borrowing rate of interest. Capitalized interest amounted to $14.1 million, $4.1 million and $2.3 million in 2005, 2004 and 2003, respectively.

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

GOODWILL AND OTHER INTANGIBLE ASSETS.   We have approximately $5.2 billion in goodwill and other intangible assets on our balance sheet resulting from our acquisitions of other businesses. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we perform an annual assessment of goodwill and intangible assets with indefinite lives for impairment during the fourth quarter of each year. (See Note 5.)

The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determine the estimated fair values based on independent appraisals, discounted cash flows, quoted market prices and estimates made by management. To the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess is allocated to goodwill. Intangible assets determined to have a finite life are amortized on a straight-line basis over the determined useful life of the asset. (See Note 5.)

UNAMORTIZED DEBT ISSUE COSTS.   Debt discounts or premiums incurred in connection with the issuance of debt are capitalized and amortized to interest expense using the effective interest method. Debt issuance costs are amortized to interest expense based on the related debt agreements using the straight-line method, which approximates the effective interest method. Unamortized deferred financing charges are included in Deferred costs and other on our Consolidated Balance Sheets.

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, unless otherwise stated)

TOTAL REWARDS POINT LIABILITY PROGRAM.   Our customer loyalty program, Total Rewards, offers incentives to customers who gamble at certain of our casinos throughout the United States. Under the program, customers are able to accumulate, or bank, Reward Credits over time that they may redeem at their discretion under the terms of the program. The Reward Credit balance will be forfeited if the customer does not earn a Reward Credit over the prior six-month period. As a result of the ability of the customer to bank the Reward Credits, we accrue the expense of Reward Credits, after consideration of estimated breakage, as they are earned. The value of the cost to provide Reward Credits is expensed as the Reward Credits are earned and is included in Casino expense on our Consolidated Statements of Income. To arrive at the estimated cost associated with Reward Credits, estimates and assumptions are made regarding incremental marginal costs of the benefits, breakage rates and the mix of goods and services for which Reward Credits will be redeemed. We use historical data to assist in the determination of estimated accruals. At December 31, 2005 and 2004, $73.1 million and $30.4 million, respectively, was accrued for the cost of anticipated Total Rewards credit redemptions.

The properties acquired from Horseshoe Gaming Holding Corp. (“Horseshoe Gaming”) in 2004 were integrated into our Total Rewards program during 2005. One of the properties acquired from Caesars in 2005 was integrated into our Total Rewards program in late 2005, and we are planning to integrate the other properties acquired from Caesars during the first half of 2006.  Since any unredeemed points earned under Caesars’ former customer rewards program are rolled over as newly earned Reward Credits when the properties are integrated into Total Rewards, costs for points earned as of December 31, 2005, were expensed based on Harrah’s Entertainment’s historical redemption activity and cost to provide Reward Credits.

In addition to Reward Credits, customers at certain of our properties, including the properties acquired in our acquisitions of Caesars and Horseshoe Gaming, can earn points based on play that are redeemable in cash (“cash-back points”). We accrue the cost of cash-back points, after consideration of estimated breakage, as they are earned. The cost is recorded as contra-revenue and included in Casino promotional allowances on our Consolidated Statements of Income. At December 31, 2005 and 2004, the liability related to outstanding cash-back points, which is based on historical redemption activity, was $21.6 million and $7.3 million, respectively.

SELF-INSURANCE ACCRUALS.   We are self-insured up to certain limits for costs associated with general liability, workers’ compensation and employee health coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. At December 31, 2005 and 2004, we had total self-insurance accruals reflected on our Consolidated Balance Sheets of $198.3 million and $97.6 million, respectively. In estimating those costs, we consider historical loss experience and make judgments about the expected levels of costs per claim. We also rely on independent consultants to assist in the determination of estimated accruals. These claims are accounted for based on actuarial estimates of the undiscounted claims, including those claims incurred but not reported. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities. We continually monitor the potential for changes in estimates, evaluate our insurance accruals and adjust our recorded provisions.

TREASURY STOCK.   The shares of Harrah’s Entertainment common stock we hold in treasury are reflected in our Consolidated Balance Sheets and our Consolidated Statements of Stockholders’ Equity and Comprehensive Income as if those shares were retired.

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

	2005	2004	2003
Food and beverage	$396.3	$240.8	$204.8
Rooms	123.4	82.9	77.4
Other	71.0	50.2	25.7
	$590.7	$373.9	$307.9

ADVERTISING.   The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense for continuing operations was $207.5 million, $129.7 million and $116.0 million for the years 2005, 2004 and 2003, respectively.

STOCK-BASED EMPLOYEE COMPENSATION.   As allowed under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” we apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for our stock option plans and, accordingly, do not recognize compensation expense. Furthermore, no stock option-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense for the stock option plans been determined in accordance with SFAS No. 123, total stock-based employee compensation expense, net of tax effects, would have been $31.7 million, $29.9 million, and $23.5 million for the years ended December 31, 2005, 2004, and 2003, respectively, and our pro forma Net income and Earnings per share for the indicated periods would have been:

	2005		2004		2003
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$236.4	$204.7	$367.7	$337.8	$292.6	$269.1
Earnings per share
Basic	1.60	1.38	3.31	3.04	2.69	2.47
Diluted	1.57	1.32	3.26	2.96	2.65	2.40

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, unless otherwise stated)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003
Expected dividend yield	2.0%	2.5%	2.8%
Expected stock price volatility	32.6%	37.9%	37.0%
Risk-free interest rate	3.9%	3.7%	2.5%
Expected average life of options (years)	5	5	6

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which we are required to apply as of the first annual reporting period that begins after June 15, 2005. SFAS No. 123(R) requires that we recognize an expense for our equity-based compensation programs, including stock options and stock appreciation rights. Based on the new guidance, we will apply SFAS No. 123(R) in our first quarter 2006 reporting period. We will adopt SFAS No. 123(R) using the modified prospective method, which requires us to recognize expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. As a result of adopting SFAS No. 123(R), we will recognize significantly more compensation expense in future periods. We estimate that our 2006 incremental expense for stock awards due to the implementation of SFAS No. 123(R) will be approximately $75 million. Due to the timing of our annual stock awards grant, our expense will be higher in the last half of 2006 than in the first half. Because this estimate is based on assumptions including estimated new grants during 2006, changes in stock price, forfeitures of awards and employee stock option exercise behavior, the actual expense may be different from this estimate.

INCOME TAXES.   We are subject to income taxes in the United States as well as various states and foreign jurisdictions in which we operate. We account for income taxes under SFAS No. 109, “Accounting for Income Taxes,” whereby deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based on differences between financial statement carrying amounts of existing assets and their respective tax bases using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on the income tax provision and deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As indicated in Note 11, we have provided a valuation allowance on foreign tax credits, certain state net operating losses (“NOLs”), and other deferred state tax assets. U.S. tax rules require us to allocate a portion of our total interest expense to our foreign operations for purposes of determining allowable foreign tax credits. Consequently, this decrease to taxable income from foreign operations results in a diminution of the foreign taxes available as a tax credit. Although we consistently generate taxable income on a consolidated basis, certain state NOLs and other deferred state tax assets were not deemed realizable because they are attributable to subsidiaries that are not expected to produce future earnings. Other than these exceptions, we are unaware of any circumstances that would cause the remaining deferred tax assets to not be realizable.

Our income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities. While positions taken in tax returns are sometimes subject to uncertainty in the tax laws, we do not take such positions unless we have “substantial authority” to do so under the Internal Revenue

Code and applicable regulations. We may take positions on our tax returns based on substantial authority that are not ultimately accepted by the IRS. We assess such potential unfavorable outcomes based on the criteria of SFAS No. 5, “Accounting for Contingencies.”  We establish a tax reserve if an unfavorable outcome is probable and the amount of the unfavorable outcome can be reasonably estimated. We assess the potential outcomes of tax uncertainties on a quarterly basis. In determining whether the probable criterion of SFAS No. 5 is met, we presume that the taxing authority will focus on the exposure and we assess the probable outcome of a particular issue based upon the relevant legal and technical merits. We also apply our judgment regarding the potential actions by the tax authorities and resolution through the settlement process. We maintain required tax reserves until such time as the underlying issue is resolved. When actual results differ from reserve estimates, we adjust the income tax provision and our tax reserves in the period resolved. For tax years that are examined by taxing authorities, we adjust tax reserves in the year the tax examinations are settled. For tax years that are not examined by taxing authorities, we adjust tax reserves in the year that the statute of limitations expires. To the extent such adjustments are attributable to pre-acquisition years of acquired entities, we record them as an adjustment to purchase price. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental, and we believe we have adequately provided for any reasonable and foreseeable outcomes related to uncertain tax matters.

In the event that the taxing authorities ultimately sustain adjustments to our previously reported taxable income, we will remit payments accordingly. These remittances coupled with the expiration of bonus depreciation provisions in 2005 could cause total tax payments to exceed the reported amount of income tax expense. However, we do not expect there to be any impact on the Company’s liquidity.

We classify reserves for tax uncertainties within Accrued expenses and Deferred credits and other in our Consolidated Balance Sheets, separate from any related income tax payable or deferred income taxes. Reserve amounts may relate to the deductibility of an item, as well as potential interest or penalties associated with those items. Significant tax reserve adjustments impacting the effective tax rate are separately presented in the rate reconciliation table of Note 11.

EARNINGS PER SHARE.   In accordance with the provisions of SFAS No. 128, “Earnings Per Share,” we compute our Basic earnings per share by dividing Net income by the number of Weighted average common shares outstanding during the year. Our Diluted earnings per share is computed by dividing Net income by the number of Weighted average common and common equivalent shares outstanding during the year. For each of the three years ended December 31, 2005, common equivalent shares included net restricted shares of 539,844, 489,958 and 453,592, respectively and stock options outstanding of 1,481,765, 1,215,060 and 977,263, respectively, under our employee stock benefit plans. For the year ended December 31, 2005, common equivalent shares also included 158,696 potential shares related to the conversion spread of our convertible debt. (See Note 15.)

CONSOLIDATED STATEMENTS OF CASH FLOWS.   During 2005, we changed the presentation of cash flows from discontinued operations to present separate disclosure of the cash flows from operating, investing and financing activities and the presentation of Proceeds from sales of discontinued operations as an investing activity of continuing operations.

USE OF ESTIMATES.   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions that

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, unless otherwise stated)

affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. Our actual results could differ from those estimates.

Note 2—Acquisitions

In the three-year period ended December 31, 2005, we acquired two casino companies, a casino in Las Vegas, Nevada, and certain intellectual property rights. For each of these acquisitions, the purchase price is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determine the estimated fair values based on independent appraisals, discounted cash flows, quoted market prices and estimates made by management. For each transaction, the allocation of the purchase price was, or will be, completed within one year from the date of the acquisition. To the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess is allocated to goodwill. Goodwill and intangible assets that are determined to have an indefinite life are not amortized.

The table below summarizes our acquisition transactions completed in the three-year period ending December 31, 2005.

Company	Date Acquired	Total Purchase Price(a)	Goodwill Assigned	Number of Casinos	Geographic Location
Imperial Palace	December 2005	$373 million	–	1	Las Vegas, Nevada
Caesars	June 2005	$9.3 billion	$2.0 billion	15

Atlantic City, New Jersey(2)
Las Vegas, Nevada(4)
Reno, Nevada

Laughlin, Nevada
Biloxi, Mississippi(b)
Gulfport, Mississippi(c)
Tunica, Mississippi(2)
Southern Indiana
Punta del Este, Uruguay(d)
Ontario, Canada(e)

Horseshoe Gaming	July 2004	$1.6 billion	$584 million	3	Bossier City, Louisiana Hammond, Indiana Tunica, Mississippi
Horseshoe Club Operating Company	March 2004	$37 million	–		(f)

(a)           Total purchase price includes the market value of debt assumed determined as of the acquisition date.

(b)          Closed due to hurricane damage in August 2005.

(c)           Closed due to hurricane damage in August 2005. Remaining assets to be sold.

(d)          We have an approximate 89% ownership interest in the company that owns Conrad Punta del Este and we manage the property.

(e)           We have a 50% interest in the company that manages Casino Windsor. The province of Ontario owns the complex.

(f)             This acquisition was for certain intellectual property assets, including the rights to the Horseshoe brand in Nevada and to the World Series of Poker brand and tournament.

IMPERIAL PALACE HOTEL & CASINO.   On December 23, 2005, we acquired the assets of the Imperial Palace Hotel & Casino (“Imperial Palace”) in Las Vegas, Nevada, for approximately $373.1 million, including acquisition costs of $3.1 million. No debt was assumed in the transaction. The Imperial Palace occupies an 18.5 acre site on the Las Vegas Strip that is situated between Harrah’s Las Vegas and the Flamingo and is across the Strip from Caesars Palace. This acquisition is one of a number of moves designed to strategically position the Company for development in Las Vegas. The results of Imperial Palace are included in our operating results subsequent to its acquisition on December 23, 2005.

The following table summarizes the values assigned to the assets acquired and liabilities assumed at the date of acquisition. For purposes of these financial statements, we have assumed that the excess of the purchase price over the net book value of the assets acquired is incremental land cost. Values assigned to assets will be revised upon the finalization of valuation reports from independent appraisals. The purchase price allocation will be completed within one year of the acquisition.

(In millions)	At Dec. 23, 2005
Current assets	$1.5
Land, buildings and equipment	372.9
Total assets acquired	374.4
Current liabilities	(1.3)
Net assets acquired	$373.1

CAESARS ENTERTAINMENT.   On June 13, 2005, we completed our acquisition of 100 percent of the outstanding shares of Caesars. Under the terms of the agreement, Caesars stockholders were to receive either $17.75 in cash or 0.3247 shares of Harrah’s Entertainment’s common stock for each outstanding share of Caesars common stock, subject to limitations on the aggregate amount of cash to be paid and shares of stock to be issued. Caesars stockholders were able to elect to receive solely shares of Harrah’s Entertainment’s common stock or cash, to the extent available pursuant to the terms of the agreement. Of the 314.8 million Caesars shares outstanding at the transaction date, 307.1 million elected to receive Harrah’s Entertainment’s common stock. The consideration paid to those stockholders was prorated, resulting in each holder of one share of Caesars stock receiving $5.66 in cash and 0.2211 of a share of our common stock. Each of the remaining 7.7 million Caesars shares received $17.75 per share in cash consideration. We financed the acquisition with borrowings from established debt programs. The aggregate estimated purchase price was approximately $9.3 billion, which consisted of $1.9 billion of cash, $3.3 billion of Harrah’s Entertainment’s common stock, assumption of Caesars debt with a fair value of approximately $4.0 billion (including value assigned to conversion rights of contingent convertible notes), assumption of employee stock grants valued at $98 million and acquisition costs of approximately $59 million. We issued approximately 67.9 million shares of our common stock, the fair value of which was based on a five-day average of the closing price two days before and two days after the terms of the acquisition were agreed to and announced. The acquisition of Caesars added 15 casinos with about 1.6 million square feet of gaming space and approximately 24,000 hotel rooms and gave us significant additional presence in Las Vegas, Atlantic City and Mississippi. See Note 3 for a discussion of recent hurricanes that affected two of the properties acquired from Caesars.

HARRAH’S ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, unless otherwise stated)

The results of the Caesars properties are included with our operating results subsequent to their acquisition on June 13, 2005. Depreciation and amortization related to the Caesars acquisition is estimated based on our preliminary purchase price allocation. Estimated useful lives and amortization periods of property, equipment and intangible assets are being determined during the purchase price allocation and will be adjusted accordingly.

In May 2005, Caesars reached an agreement to sell the Reno Hilton, and that sale, which is subject to regulatory approvals, is expected to close in second quarter 2006. Also included in the Caesars acquisition were the Flamingo Laughlin Casino and a hotel in Halifax, Nova Scotia, that we determined to classify as assets held for sale in our financial statements. We sold the Halifax hotel in November 2005, and recognized no gain or loss on the sale. We reached an agreement in November 2005, to sell Flamingo Laughlin. The sale of Flamingo Laughlin is subject to regulatory approvals and is expected to close by mid-2006. No gain or loss is expected on these sales.

In preparation for the Caesars acquisition, we engaged consultants and dedicated internal resources to plan for and execute the merger and integration of Caesars into Harrah’s Entertainment. These costs are reflected in Merger and integration costs for Caesars acquisition in our Consolidated Statements of Income.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The purchase price allocation is in process and will be completed within one year of the acquisition; thus, the allocation of the purchase price is subject to refinement. We are continuing our review of the information provided to us by the third parties engaged to perform the valuation studies and have asked for additional information that is necessary for us to finalize the purchase price allocation. This information includes additional support for the valuation of land in the Las Vegas market and for the values assigned to acquired customer relationships. We are also working with internal and external legal counsel to finalize the assessments of the exposures we assumed for certain contingent liabilities. The preliminary purchase price allocation set forth below also assumes that certain assets, identified for probable replacement prior to the consummation of the acquisition, will be removed from service, which impacts the fair value and useful lives assigned to these assets. The decision to remove these assets from service is subject to final approval by the Board of Directors. Should the determination be made prior to the finalization of the purchase price allocation that these assets will remain in service, the purchase price allocation will be adjusted accordingly. For purposes of these financial statements, the purchase price allocation is based on the best estimates available of fair values and useful lives for the affected assets.

At June 13, 2005
Current assets	$798.6
Land, buildings, riverboats and equipment	7,557.1
Long-term assets	253.3
Intangible assets	1,234.8
Goodwill	1,961.7
Total assets acquired	11,805.5
Current liabilities	(1,000.7)
Deferred income taxes	(1,515.1)
Long-term debt	(3,842.2)
Total liabilities assumed	(6,358.0)
Net assets acquired	$5,447.5

Of the estimated $1,234.8 million of acquired intangible assets, $200.0 million has been assigned to gaming rights that are not subject to amortization and $218.0 million has been assigned to trademarks that are not subject to amortization. The remaining intangible assets include customer relationships estimated at $710.5 million (14-year weighted-average useful life), contract rights estimated at $57.3 million (7-year estimated life), gaming rights of $20.0 million (20-year estimated useful life) and trademarks of $29.0 million (5-year estimated useful life). The weighted average useful life of all amortizing intangible assets related to the Caesars acquisition is approximately 13 years.

We anticipate that the goodwill related to the Caesars acquisition will not be deductible for tax purposes.

HORSESHOE GAMING.   On July 1, 2004, we acquired 100 percent of the equity interests of Horseshoe Gaming for approximately $1.62 billion, including assumption of debt valued at approximately $558 million and acquisition costs. A $75 million escrow payment made in 2003 was applied to the purchase price. We issued a redemption notice on July 1, 2004, for all $558 million of Horseshoe Gaming’s outstanding 8.625% Senior Subordinated Notes due July 2009 and retired that debt on August 2, 2004. We financed the acquisition and the debt retirement through working capital and established debt programs.

HARRAH’S ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, unless otherwise stated)

We purchased Horseshoe Gaming to acquire casinos in Hammond, Indiana; Tunica, Mississippi; and Bossier City, Louisiana and with the intention of growing and developing the Horseshoe brand.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

At July 1, 2004
Current assets	$109.7
Land, buildings, riverboats and equipment	547.2
Long-term assets	17.7
Intangible assets	494.0
Goodwill	583.8
Total assets acquired	1,752.4
Current liabilities	(80.1)
Deferred income taxes	(47.4)
Long-term debt	(558.1)
Total liabilities assumed	(685.6)
Net assets acquired	$1,066.8

Of the $494.0 million of acquired intangible assets, $295.0 million was assigned to gaming rights and $89.0 million was assigned to trademarks, both of which are not subject to amortization. The remaining intangible assets include customer relationships estimated at $100.0 million (15-year weighted-average useful life) and contract rights estimated at $10.0 million (four-year estimated life). The weighted average useful life of all amortizing intangible assets is approximately 14 years.

We anticipate that all of the goodwill related to the Horseshoe Gaming acquisition will be deductible for tax purposes.

In anticipation of our acquisition of Horseshoe Gaming, we sold our Harrah’s brand casino in Shreveport, Louisiana. (See Note 4.) After consideration of the sale of Harrah’s Shreveport, the Horseshoe Gaming acquisition added a net 113,300 square feet of casino space and approximately 4,580 slot machines and 150 table games to our existing portfolio. Taken together with our acquisition of intellectual property rights from Horseshoe Club Operating Company (“Horseshoe Club”) (see discussion below), this acquisition gave us rights to the Horseshoe brand in all of the United States. The results of the Horseshoe Gaming properties are included with our operating results subsequent to their acquisition on July 1, 2004.

Pro Forma Results

The results of operations of the properties acquired in the Horseshoe Gaming and Caesars acquisitions have been included in our consolidated financial statements since their respective July 1, 2004, and June 13, 2005, dates of acquisition. The following unaudited pro forma consolidated financial information has been prepared assuming that the following transactions had occurred at the beginning of 2005 and 2004:

•                    our acquisition of Caesars;

•                    Caesars’ sales of Las Vegas Hilton, Atlantic City Hilton, Bally’s Tunica, Bally’s Casino New Orleans, Caesars Tahoe, Casino Nova Scotia-Halifax, Casino Nova Scotia-Sydney and its ownership and management interests in Caesars Gauteng;

•                    our sale of Harrah’s East Chicago and Harrah’s Tunica;

•                    our acquisition of Horseshoe Gaming and the extinguishment of Horseshoe Gaming’s debt; and

•                    our sale of Harrah’s Shreveport.

	Year ended December 31,
(In millions, except per share amounts)	2005	2004
Net revenues	$8,875.0	$8,598.3
Income from operations	$997.0	$1,368.0
Income from continuing operations	$197.7	$451.5
Net income	$146.2	$475.6
Earnings per share—diluted
Income from continuing operations	$1.08	$2.48
Net income	$0.80	$2.61

These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had the acquisitions been completed as of the beginning of these periods, or of future results.

LAS VEGAS HORSESHOE HOTEL AND CASINO.   In March 2004, we acquired certain intellectual property assets, including the rights to the Horseshoe brand in Nevada and to the World Series of Poker brand and tournament, from Horseshoe Club. MTR Gaming Group, Inc. (“MTR Gaming”) acquired the assets of the Binion’s Horseshoe Hotel and Casino (“Las Vegas Horseshoe”) in Las Vegas, Nevada, including the right to use the name “Binion’s” at the property, from Horseshoe Club. We operated Las Vegas Horseshoe jointly with a subsidiary of MTR Gaming for one year, which ended March 10, 2005. Operating results for Las Vegas Horseshoe were consolidated with our results from April 1, 2004 until the operating agreement was terminated on March 10, 2005. Las Vegas Horseshoe’s results were not material to our operating results.

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

HARRAH’S ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, unless otherwise stated)

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

HARRAH’S SHREVEPORT AND LOUISIANA DOWNS—BUYOUT OF MINORITY PARTNERS.   In the first quarter of 2004, we paid approximately $37.5 million to the minority owners of the company that owned Louisiana Downs and Harrah’s Shreveport to purchase their ownership interest in that company. The excess of the cost to purchase the minority ownership above the capital balances was assigned to goodwill. As a result of this transaction, Harrah’s Shreveport and Louisiana Downs became wholly owned by the Company. Harrah’s Shreveport was subsequently sold in the second quarter of 2004.

HARRAH’S EAST CHICAGO—BUYOUT OF MINORITY PARTNERS.   In the second quarter of 2003, we paid approximately $28.8 million to former partners in the Harrah’s East Chicago property to settle outstanding litigation with the partners relating to a buyout in 1999 of the partners’ interest in the property and to terminate the contractual rights of the partners to repurchase an 8.55% interest in the property. The two remaining minority partners in our East Chicago property owned, in aggregate, 0.45% of this property. In December 2003 and January 2004, we acquired these ownership interests for aggregate consideration of approximately $0.8 million. As a result of these transactions, the East Chicago property became wholly owned by the Company. Harrah’s East Chicago was subsequently sold in the second quarter of 2005. (See Note 4.)

Note 3—Hurricane Impact

GRAND BILOXI AND GRAND GULFPORT.   On August 29, 2005, Hurricane Katrina hit the Gulf Coast, causing significant damage to our assets in Biloxi and Gulfport, Mississippi. We plan to rebuild in Biloxi, but at this time we are unable to determine the amount of time needed to reconstruct the damaged assets. In December 2005, we reached an agreement to sell the Gulfport assets in their “as is” condition. Harrah’s Entertainment will retain all insurance proceeds related to the Gulfport property. Insurance covers the repair or replacement of our assets that suffered loss or damages. The deductible under these policies is $15 million. We are working closely with our insurance carriers and claims adjusters to ascertain the full amount of insurance proceeds due to us as a result of the damages and losses. Based on current estimates, insurance proceeds are expected to equal or exceed the net book value of the impacted assets; therefore, we do not expect to record a loss after insurance recoveries. Our insurance policies also provide coverage for interruption to our business, including lost profits, and reimbursement for other expenses and costs we have incurred relating to the damages and losses suffered. Due to our expectation that the costs incurred in the aftermath of the storm will be less than the anticipated business interruption insurance proceeds, post-storm costs are being offset by the expected recovery, and there is no current income statement impact. To the extent that business interruption proceeds ultimately exceed the costs incurred, the excess is expected to be recorded as income in the line item, “Write-downs, reserves and recoveries.” We have written off property and inventories that were destroyed by Hurricane Katrina and recorded receivables in anticipation of insurance proceeds that will reimburse us for those losses and for expenses that we expect to recover under our insurance programs. As of December 31, 2005, we had received approximately $69.5 million in advances from our insurance carriers related to the Mississippi Gulf Coast properties and had net receivables of $174.5 million for which we believe collection is probable.

Intangible assets of $88.7 million related to Grand Casino Biloxi and $93.2 million related to Grand Casino Gulfport were written off in the fourth quarter of 2005.

HARRAH’S NEW ORLEANS.   Our assets in New Orleans sustained damage, and we suffered various losses as a result of Hurricane Katrina. At December 31, 2005, the casino remained closed, but the property reopened on February 17, 2006. Insurance covers the repair or replacement of our assets that suffered loss or damage, and we are working closely with our insurance carriers and claims adjusters to ascertain the full amount of insurance proceeds due to us as a result of the damages and the loss the Company suffered. Our insurance policies also provide coverage for interruption to our business, including lost profits, and reimbursement for other expenses and costs that we have incurred relating to the damages and loss we have suffered. The combined property damage and business interruption deductible under the policies insuring the New Orleans assets is $10 million. Based on loss estimates and expenses incurred, we have recorded $22.8 million in charges in the line item, “Write-downs, reserves and recoveries.” As of December 31, 2005, approximately $16.9 million in advances had been received from our insurance carriers, and we had net receivables of $21.3 million for which we believe collection is probable.

A 450-room luxury hotel that is under construction adjacent to the casino facility also sustained damage due to Hurricane Katrina. We have a separate Builders’ Risk insurance policy that covers costs associated with repairing any damage. The deductible under this policy is $250,000. We recorded a charge of $250,000 in 2005 in the line item, “Write-downs, reserves and recoveries.” The time required to resume construction, as well as the increased demands for construction labor and materials in the market, could cause the cost of the construction to increase and the time to complete the construction to be extended. Construction resumed in fourth quarter 2005, and we expect the hotel to open in third quarter 2006.

HARRAH’S LAKE CHARLES.   On September 24, 2005, Hurricane Rita hit the Gulf Coast, causing significant damage to our assets in Lake Charles, Louisiana. Insurance covers the repair or replacement of our assets that suffered loss or damage and provides coverage for interruption to our business, including lost profits. The deductible of $10 million under the policies that cover our damages and losses in Lake Charles applies both to physical damage and to business interruption. Based on current estimates to date, losses have exceeded the deductible under this insurance policy, and we recorded $16.9 million in charges related to Lake Charles in the line item, “Write-downs, reserves and recoveries.” We have written off property and inventories that were destroyed by Hurricane Rita and recorded receivables in anticipation of insurance proceeds that will reimburse us for those losses and for expenses that we expect to recover under our insurance programs. As of December 31, 2005, approximately $14.7 million in advances had been received from our insurance carriers, and we had net receivables of $42.9 million for which we believe collection is probable. In our review of goodwill and other intangible assets completed during fourth quarter 2005, we determined that the entire $56 million of goodwill carried at Lake Charles was impaired, and it was written off.

Note 4—Dispositions

The following properties were sold in the three-year period ended December 31, 2005.

HARRAH’S EAST CHICAGO AND HARRAH’S TUNICA.   On April 26, 2005, we sold the assets and certain related liabilities of Harrah’s East Chicago and Harrah’s Tunica to an unrelated third party. We believed that the sale of these two properties helped facilitate the closing of the Caesars transaction. Until their sale, Harrah’s East Chicago and Harrah’s Tunica were classified in Assets/Liabilities held for sale in

HARRAH’S ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, unless otherwise stated)

our Consolidated Balance Sheets, and we ceased depreciating their assets in September 2004. Results for Harrah’s East Chicago and Harrah’s Tunica are presented as discontinued operations for all periods presented. We reported a pretax gain of approximately $119.6 million, on the sale of these two properties in the second quarter of 2005.

HALIFAX HOTEL.   Included in the Caesars acquisition was a hotel in Halifax, Nova Scotia, that we determined as of the acquisition date to classify as Assets/Liabilities held for sale in our Consolidated Balance Sheet, and its operating results were presented as part of our discontinued operations. The hotel was sold in November 2005. No gain or loss was recorded on the sale.

HARRAH’S SHREVEPORT.   In May 2004, we sold Harrah’s Shreveport to another gaming company. Prior to the sale, we classified this property as Assets/Liabilities held for sale in our Consolidated Balance Sheets and we ceased depreciating its assets in September 2003. The assets sold consisted primarily of inventories, property and equipment. We received cash proceeds of $190 million and recorded no gain or loss on this sale. Since we had a continued presence in the Shreveport-Bossier City market, Harrah’s Shreveport’s operating results were not classified as discontinued operations.

HARVEYS COLORADO.   In May 2003, we sold Harveys Colorado, which we had concluded was a nonstrategic asset for us. The assets sold consisted primarily of inventories, property and equipment. The buyer also assumed certain accrued liabilities. We received cash proceeds of $17.6 million and recorded a pretax loss of $1.0 million on this sale.

HARRAH’S VICKSBURG.   In October 2003, we sold Harrah’s Vicksburg. The assets sold consisted primarily of land, buildings, equipment and inventories. We received cash proceeds of $28.6 million and recorded a pretax loss of $0.7 million on this sale.

In addition to these completed sales, we also have announced the following planned sales.

RENO HILTON.   In May 2005, Caesars reached an agreement to sell the Reno Hilton, and that sale, which is subject to regulatory approvals, is expected to close in second quarter 2006. Reno Hilton is classified in Assets/Liabilities held for sale in our Consolidated Balance Sheet, and its results are presented as discontinued operations since its acquisition on June 13, 2005. No depreciation was recorded subsequent to its acquisition, and no gain or loss is expected on this sale.

FLAMINGO LAUGHLIN.   Also included in the Caesars acquisition was the Flamingo Laughlin Casino in Laughlin, Nevada, that we determined to classify as Assets/Liabilities held for sale in our Consolidated Balance Sheet. Operating results for Flamingo Laughlin are presented as discontinued operations since its acquisition on June 13, 2005, and no depreciation was recorded. We have reached an agreement to sell Flamingo Laughlin, and that sale, which is subject to regulatory approvals, is expected to close in mid-2006. No gain or loss is expected on this sale.

GRAND GULFPORT.   In December 2005, we reached an agreement to sell the Grand Casino Gulfport assets in their “as is” condition (see Note 3), and those assets are included in Assets/Liabilities held for sale in our Consolidated Balance Sheet. The transaction is expected to close by the end of first quarter 2006. No depreciation is being recorded on the assets. No gain or loss is expected on this sale.

SUMMARY FINANCIAL INFORMATION

Summary operating results for the discontinued operations reflect the results of Harrah’s East Chicago and Harrah’s Tunica through the date of their sale in April 2005, including the gain on the sale, and beginning June 13, 2005, the operating results of Reno Hilton, Flamingo Laughlin, Grand Casino Gulfport and a hotel in Halifax, Nova Scotia through the date of its sale in November 2005. Results for Grand Casino Gulfport include the write-off of $78.6 million, after taxes, for the impairment of intangible assets. 2003 results also include the results of Harveys Colorado and Harrah’s Vicksburg through the dates of their sales.

	2005	2004	2003
Net revenues	$300.1	$379.7	$415.1
Pretax income from discontinued operations	$67.5	$56.6	$48.5
Discontinued operations, net of tax	$(27.1)	$38.2	$31.5

Assets held for sale and liabilities related to assets held for sale of Reno Hilton, Flamingo Laughlin and Grand Casino Gulfport at December 31, 2005, and Harrah’s East Chicago and Harrah’s Tunica at December 31, 2004 are as follows:

	2005	2004
Cash and cash equivalents	$20.9	$12.0
Receivables, net	2.3	–
Inventories	2.3	0.9
Prepayments and other	1.6	–
Property and equipment, net	337.9	271.4
Goodwill	–	206.5
Investments in and advances to nonconsolidated affiliates	–	1.2
Deferred costs and other	1.4	0.2
Total assets held for sale	$366.4	$492.2
Accounts payable	$1.2	$–
Accrued expenses	10.3	0.3
Deferred credits and other	0.1	–
Total liabilities related to assets held for sale	$11.6	$0.3

Note 5—Goodwill and Other Intangible Assets

We account for our goodwill and other intangible assets in accordance with SFAS No. 142, which provides guidance regarding the recognition and measurement of intangible assets, eliminates the amortization of certain intangibles and requires assessments for impairment of intangible assets that are not subject to amortization at least annually.

We determine the fair value of an operating unit as a function, or multiple, of earnings before interest, taxes, depreciation and amortization (“EBITDA”), a common measure used to value and buy or sell cash intensive businesses such as casinos. Based on our annual assessment for impairment as of September 30, 2005, we determined that certain goodwill had been impaired, and we recorded impairment charges of $106.0 million in fourth quarter 2005. These charges relate to goodwill acquired in our 2000 acquisition of

HARRAH’S ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, unless otherwise stated)

a property in Lake Charles, Louisiana, and in our 2002 acquisition of Louisiana Downs. Since our acquisition of the Lake Charles property, competition had intensified in the market and the operating performance was declining. As a result of the operating trends, compounded by the impact of hurricane damage in September 2005, calculations indicated that the entire $56.1 million of goodwill was impaired. This property had no other intangible assets. (See Note 3 for a discussion of the recoverability of its tangible assets.) Based on the historical and projected performance of Louisiana Downs, a thoroughbred racetrack that was expanded to include slot machines in 2003, our analysis indicated that the entire $49.9 million of goodwill associated with this property was impaired. Louisiana Downs’ tangible assets were assessed for impairment applying the provisions of SFAS No. 144,“Accounting for the Impairment or Disposal of Long-Lived Assets,” and our analysis indicated that the carrying value of the tangible assets was not impaired.

Due to hurricane damage to our businesses in Biloxi and Gulfport, Mississippi, in the fourth quarter of 2005, we also wrote off $181.9 million, before taxes, of goodwill and intangible assets that were assigned to those properties in our preliminary purchase price allocation of the Caesars acquisition. Since Grand Casino Gulfport is reported in our Discontinued operations, the write-off of goodwill and intangible assets for that property of $78.6 million, after taxes, is included in Discontinued operations.

Our annual assessment for impairment as of September 30, 2004, indicated that goodwill and intangible assets with indefinite lives were not impaired. Based on our annual assessment for impairment as of September 30, 2003, it was determined that the remaining goodwill associated with Harrah’s Reno was impaired, and a fourth quarter 2003 charge of $6.3 million was recorded. Operating trends reflected the weak market conditions in the Reno area and increased levels of competition from Indian casinos in the Northern California area. We determined the fair value of Reno as a multiple of EBITDA, and our analysis for Reno indicated that the fair value of that operating unit was less than the carrying value. Reno has no remaining intangible assets that will be subject to the annual impairment assessment. Reno’s tangible assets were assessed for impairment applying the provisions of SFAS No. 144, and our analysis indicated that the carrying value of the tangible assets was not impaired.

The following table sets forth changes in goodwill for the years ended December 31, 2004, and December 31, 2005.

Balance at December 31, 2003	$701.1
Additions or adjustments:
Acquisition of Horseshoe Gaming	565.3
Additional payment related to Bluffs Run	72.8
Buyout of minority partners at Louisiana Downs	13.5
Adjustments for taxes related to acquisitions	2.0
Balance at December 31, 2004	1,354.7
Additions or adjustments:
Acquisition of Caesars	1,961.7
Finalization of purchase price allocation for Horseshoe Gaming	18.5
Additional payment related to Bluffs Run	7.9
Adjustments for taxes related to acquisitions	(2.7)
Impairment losses	(204.6)
Balance at December 31, 2005	$3,135.5

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets.

	December 31, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Trademarks	$29.0	$3.1	$25.9	$–	$–	$–
Gaming rights	20.0	0.5	19.5	–	–	–
Contract rights	130.9	21.8	109.1	73.6	10.6	63.0
Customer relationships	739.2	44.9	694.3	113.1	10.4	102.7
	$919.1	$70.3	848.8	$186.7	$21.0	165.7
Nonamortizing intangible assets:
Trademarks			491.1			273.1
Gaming rights			678.0			422.6
			1,169.1			695.7
Total			$2,017.9			$861.4

The increase in the gross carrying value of intangible assets is due to the acquisition of Caesars (see Note 2). The aggregate amortization expense for the years ended December 31, 2005, 2004 and 2003 for those assets that continue to be amortized under provisions of SFAS No. 142 was $49.9 million, $9.4 million and $4.8 million, respectively. Estimated annual amortization expense for those assets for the years ending December 31, 2006, 2007, 2008, 2009 and 2010 is $77.2 million, $75.3 million, $73.8 million,

HARRAH’S ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, unless otherwise stated)

$72.2 million and $65.4 million, respectively. The amount of amortization to be recorded in future periods is subject to change as the purchase price allocations are refined and finalized.

Note 6—Stockholders’ Equity

In addition to its common stock, Harrah’s Entertainment has the following classes of stock authorized but unissued:

Preferred stock, $100 par value, 150,000 shares authorized

Special stock, $1.125 par value, 5,000,000 shares authorized—
Series A Special Stock, 4,000,000 shares designated

Harrah’s Entertainment’s Board of Directors has authorized that one special stock purchase right (a “Right”) be attached to each outstanding share of common stock. The Rights are not separable from the shares. These Rights are exercisable only if a person or group acquires 15% or more of Harrah’s Entertainment common stock or announces a tender offer for 15% or more of the common stock. Each Right entitles stockholders to buy one two-hundredth of a share of Series A Special Stock of the Company at an initial price of $130 per Right. If a person acquires 15% or more of the Company’s outstanding common stock, each Right entitles its holder to purchase common stock of the Company having a market value at that time of twice the Right’s exercise price. Under certain conditions, each Right entitles its holder to purchase stock of an acquiring company at a discount. Rights held by the 15% holder will become void. The Rights will expire on October 5, 2006, unless earlier redeemed by the Board at one cent per Right.

Our Board of Directors has authorized the purchase of up to 3.5 million shares of common stock in the open market and negotiated purchases through the end of 2006. No shares were purchased in 2005; however, 1.0 million shares were purchased in 2004 at an average price of $53.37 per share, and 0.5 million shares were purchased in 2003 at an average price of $35.87 per share under previously approved equity repurchase programs. The purchases were funded through available operating cash flows and borrowings from our established debt programs.

Under the terms of our equity incentive award programs, we have reserved shares of Harrah’s Entertainment common stock for issuance under the 2004 Equity Incentive Award Plan, the 2001 Broad-based Incentive Plan and the 1996 Non-Management Directors Stock Incentive Plan. (See Note 15 for a description of the plans.) The 2004 Equity Incentive Award Plan and the 1996 Non-Management Directors Stock Incentive Plan are equity compensation plans approved by our stockholders and the 2001 Broad-based Incentive Plan is an equity compensation plan not approved by our stockholders. The shares held in reserve for issuance or grant under the Harrah’s Entertainment, Inc. 2001 Executive Stock Incentive Plan and the 1996 Non-Management Directors Stock Incentive Plan became available under the 2004 Equity Incentive Award Plan in 2004. As of December 31, 2005, 313,605 shares were authorized and unissued under the 2004 Equity Incentive Award Plan and 5,382 shares were authorized and unissued under the 2001 Broad-based Incentive Plan. No additional shares will be authorized under the 2001 Broad-based Incentive Plan.

In connection with the Caesars acquisition, we assumed various equity award plans of Caesars, and we have reserved shares of Harrah’s Entertainment common stock for issuance under these plans. As of December 31, 2005, authorized and unissued shares included 4,895,736 shares under Caesars’ 2004 Long

Term Incentive Plan, none under the Park Place Entertainment Corporation 1998 Stock Incentive Plan, none under the Park Place Entertainment Corporation 1998 Independent Director Stock Option Plan and none under the Amended and Restated Park Place Entertainment Corporation Employee Stock Purchase Plan.

In connection with the Caesars acquisition, at a special meeting held in March 2005, our stockholders voted to approve an amendment to Harrah’s Entertainment’s certificate of incorporation to increase the number of authorized shares of Harrah’s Entertainment common stock from 360 million to 720 million. Upon consummation of the Caesars acquisition, we issued 67.9 million shares of Harrah’s Entertainment common stock. Since these additional shares were outstanding only since June 13, 2005, our average shares outstanding calculation for 2005 was only partially impacted by the transaction.

The table below presents quarterly cash dividends per common share that were declared and paid in 2005, 2004 and 2003:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005	$0.33	$0.33	$0.3625	$0.3625
2004	0.30	0.30	0.33	0.33
2003	–	–	0.30	0.30

Note 7—Detail of Certain Balance Sheet Accounts

Accrued expenses consisted of the following as of December 31:

	2005	2004
Payroll and other compensation	$275.1	$150.1
Insurance claims and reserves	198.3	97.6
Accrued interest payable	153.1	65.6
Accrued taxes	114.2	78.8
Other accruals	485.5	185.6
	$1,226.2	$577.7

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, unless otherwise stated)

Note 8—Debt

Long-term debt consisted of the following as of December 31:

	2005	2004
Credit facilities
4.9%-6.25% at December 31, 2005, maturities to 2009	$2,681.0	$1,580.0
Secured Debt
6.0%, maturity 2010	25.0	–
7.1%, maturity 2028	90.9	92.4
5.63%-6.25%, maturities to 2032	3.2	1.3
Unsecured Senior Notes
8.5%, maturity 2006*	413.3	–
7.125%, maturity 2007	494.4	496.5
Floating Rate Notes, maturity 2008	250.0	–
7.5%, maturity 2009*	499.3	–
7.5%, maturity 2009	461.9	499.1
5.5%, maturity 2010	745.0	744.0
8.0%, maturity 2011	497.0	496.5
5.375%, maturity 2013	497.1	496.8
7.0%, maturity 2013*	332.2	–
5.625%, maturity 2015	995.5	–
5.75%, maturity 2017	745.2	–
Floating Rate Contingent Convertible Senior Notes, due 2024*	364.8	–
Unsecured Senior Subordinated Notes
9.375%, maturity 2007*	524.5	–
8.875%, maturity 2008*	436.3	–
7.875%, maturity 2010*	411.5	–
8.125%, maturity 2011*	395.7	–
7.875%, maturity 2005	–	588.0
Other Unsecured Borrowings
Commercial Paper, maturities to 2006	140.9	157.8
LIBOR plus 4.5%, maturity 2010	38.6	–
Other, various maturities	2.1	–
Capitalized Lease Obligations
5.79%-10.0%, maturities to 2008	0.4	0.5
	11,045.8	5,152.9
Current portion of long-term debt	(7.0)	(1.8)
	$11,038.8	$5,151.1

*                    Assumed in our acquisition of Caesars

We recorded the debt assumed in the Caesars acquisition at its market value, which, at June 13, 2005, was $3,842.2 million, including interest rate swap agreements, which are discussed below. The premium recorded is being amortized as a credit to interest expense using the effective interest method. The debt was assumed by Harrah’s Operating Company, Inc., a wholly-owned subsidiary of Harrah’s Entertainment, and is guaranteed by Harrah’s Entertainment.

$400.0 million, face amount, of our 8.5% Senior Notes due November 2006, are classified as long-term in our Consolidated Balance Sheet as of December 31, 2005, because the Company has both the intent and the ability to refinance these notes.

As of December 31, 2005, aggregate annual principal maturities for the four years subsequent to 2006 were: 2007, $1.0 billion; 2008, $694.5 million; 2009, $4.2 billion; and 2010, $1.2 billion.

CREDIT AGREEMENT.   As of December 31, 2005, our credit facilities (the “Credit Agreement”) provided for up to $4.0 billion in borrowings, maturing on April 23, 2009. The Credit Agreement also contains a provision that will allow a further increase in the borrowing capacity to $5.0 billion, if mutually acceptable to the Company and the lenders. Interest on the Credit Agreement is based on our debt ratings and leverage ratio and is subject to change. As of December 31, 2005, the Credit Agreement bore interest based upon 70 basis points over LIBOR and bore a facility fee for borrowed and unborrowed amounts of 17.5 basis points, a combined 87.5 basis points. At our option, we may borrow at the prime rate under the Credit Agreement. As of December 31, 2005, $2.7 billion in borrowings was outstanding under the Credit Agreement with an additional $92.7 million committed to back letters of credit. After consideration of these borrowings, but before consideration of amounts borrowed under the commercial paper program, $1.2 billion of additional borrowing capacity was available to the Company as of December 31, 2005.

CONTINGENT CONVERTIBLE SENIOR NOTES.   Included in the debt assumed in the Caesars acquisition is $375 million Floating Rate Contingent Convertible Senior Notes due 2024. The notes bear interest at an annual rate equal to the three month LIBOR, adjusted quarterly. The interest rate on these notes was 4.2% at December 31, 2005. The notes are convertible into cash and shares of common stock in the following circumstances:

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

Holders may convert any outstanding notes into cash and shares of the Company’s common stock at a conversion price per share of $67.92 (the “Conversion Price”) at December 31, 2005. This represents a conversion rate of approximately 14.7232 shares of common stock per $1,000 principal amount of notes

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, unless otherwise stated)

(the “Conversion Rate”). Subject to certain exceptions described in the indenture covering these notes, at the time the notes are tendered for conversion the value (the “Conversion Value”) of the cash and shares of the Company’s common stock, if any, to be received by a holder converting $1,000 principal amount of the notes will be determined by multiplying the Conversion Rate by the “Ten Day Average Closing Stock Price,” which equals the average of the closing per share prices of the Company’s common stock on the New York Stock Exchange on the ten consecutive trading days beginning on the second trading day following the day the notes are submitted for conversion. The Conversion Value will be delivered to holders as follows: (1) an amount in cash (the “Principal Return”) equal to the lesser of (a) the aggregate Conversion Value of the notes to be converted and (b) the aggregate principal amount of the notes to be converted, and (2) if the aggregate Conversion Value of the notes to be converted is greater than the Principal Return, any amount in shares (the “Net Shares”) equal to the aggregate Conversion Value less the Principal Return (the “Net Share Amount”). The Company will pay the Principal Return and deliver the Net Shares, if any, as promptly as practicable after determination of the Net Share Amount. The number of Net Shares to be paid will be determined by dividing the Net Share Amount by the Ten Day Average Closing Stock Price.

The Conversion Price will decrease when cash dividends are declared so that the Conversion Price will equal the price determined by multiplying the Conversion Price in effect immediately prior to the record date for such dividend by a fraction, (i) the numerator of which shall be the average of the pre-dividend sale price, as defined in the agreement, minus the amount of the cash dividend, and (ii) the denominator of which shall be the pre-dividend sale price. As a result of the third and fourth quarter 2005 cash dividends, the Conversion Price had been adjusted from $68.65 at the time of our acquisition of Caesars to $67.92 at December 31, 2005.

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

Interest Rate Swap Agreements

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of December 31, 2005, we were a party to five interest rate swaps, including four assumed in the Caesars acquisition, for a total notional amount of $500 million. These interest rate swaps serve to manage the mix of our debt between fixed and variable rate instruments by effectively converting fixed rates associated with long-term debt obligations to floating rates. The major terms of the interest rate swaps are as follows.

Effective Date	Type of Hedge	Fixed Rate Received	Variable Rate Paid as of Dec. 31, 2005	Notional Amount	Maturity Date
Jan. 30, 2004	Fair Value	7.125%	8.809%	$200	June 1, 2007
Sept. 19, 2003*	Fair Value	7.000%	7.022%	75	Apr. 15, 2013
Sept. 19, 2003*	Fair Value	7.000%	7.015%	75	Apr. 15, 2013
Nov. 12, 2003*	Fair Value	7.000%	6.745%	75	Apr. 15, 2013
Nov. 12, 2003*	Fair Value	7.000%	6.730%	75	Apr. 15, 2013

*       Assumed in our acquisition of Caesars. The variable rates on the swaps acquired from Caesars are set in arrears and are estimated at December 31, 2005, based on a forward LIBOR rate.

The Company’s original interest rate swap qualifies for the “shortcut” method allowed under SFAS No. 133, which allows for an assumption of no ineffectiveness. The interest rate swaps assumed in our acquisition of Caesars do not qualify for the “shortcut” method; however, they had been determined to be highly effective since inception. In our fourth quarter 2005 assessment, we determined that these interest rate swaps were no longer highly effective. We discontinued hedge accounting as of October 1, 2005. As a result, a $3.2 million charge was recorded to interest expense in fourth quarter 2005 to record the change in fair value of these instruments. The fair value adjustments to the hedged item continue to be reported as a part of the basis of debt and are being amortized to interest expense over the life of the debt. The income statement impact from changes in the fair value of the hedging instruments for our swap agreements was not material during any of the other periods reported. The net effect of the above swaps increased our 2005 interest expense by $6.1 million. Our 2004 interest expense was reduced by $4.0 million by the net effect of our four interest rate swaps in effect during 2004. As of December 31, 2005 and 2004, the fair value of the interest rate swap agreements was a net liability of approximately $5.0 million and $5.1 million, respectively, which is included in Deferred credits and other on our Consolidated Balance Sheets. In February 2006, we paid approximately $3.4 million to terminate $300 million of the interest rate swaps, which represented the fair value of the swaps on the date of termination. Because the interest rate swaps no longer qualified for hedge accounting, this amount will be recognized in earnings as interest expense in the first quarter of 2006.

Treasury Rate Lock Agreements

In anticipation of issuing new debt in 2005, we entered into agreements in 2004 and 2005 to lock in existing ten-year rates to partially hedge the risk of future increases to the treasury rate. We determined that the treasury rate lock agreements qualified for hedge accounting and were perfectly effective. As such, there was no income statement impact from changes in the fair value of the hedging instruments. The fair values of our treasury rate lock agreements were carried as assets or liabilities in our Consolidated Balance

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, unless otherwise stated)

Sheet, and changes in the fair values were recorded as a component of other comprehensive income and are being reclassified to earnings over the life of the debt to be issued. The amount that is expected to be reclassified to earnings within the next 12 months is not material. The net amount of deferred gains included in other comprehensive income at December 31, 2005 and 2004, is $5.1 million and $1.2 million, respectively. In May 2005, we issued $750 million of 5.625% Senior Notes due 2015, and the treasury rate lock agreements were terminated. The treasury locks and discount/premium at issuance resulted in an effective rate of 5.76% on this debt.

COMMERCIAL PAPER.   To provide the Company with cost-effective borrowing flexibility, we have a $200 million commercial paper program that is used to borrow funds for general corporate purposes. Although the debt instruments are short-term in tenor, they are classified as long-term debt because the commercial paper is backed by our Credit Agreement and we have committed to keep available capacity under our Credit Agreement in an amount equal to or greater than amounts borrowed under this program. At December 31, 2005, $140.9 million was outstanding under this program.

ISSUANCE OF NEW DEBT.   In addition to our Credit Agreement, we have issued debt and entered into credit agreements to provide the Company with cost-effective borrowing flexibility and to replace short-term, floating-rate debt with long-term, fixed-rate debt. The table below summarizes the face value of debt obligations entered into during the last three years and outstanding at December 31, 2005.

Debt	Issued	Matures	Face Value Outstanding at December 31, 2005
5.75% Senior Notes	September 2005	2017	$750.0
5.625% Senior Notes	September 2005	2015	250.0
5.625% Senior Notes	May 2005	2015	750.0
Senior Floating Rate Notes	February 2005	2008	250.0
Commercial Paper	2005	2006	140.9
5.5% Senior Notes	June 2004	2010	750.0
5.375% Senior Notes	December 2003	2013	500.0

EXTINGUISHMENTS OF DEBT.   Funds from the new debt discussed above, as well as proceeds from our Credit Agreement, were used to retire certain of our outstanding debt, in particular those debt obligations assumed in certain of our acquisition transactions, to reduce our effective interest rate and/or lengthen maturities. The following table summarizes the debt obligations, in addition to our previous credit and letter of credit facilities that we have retired over the last three years:

Issuer	Date Retired	Debt Extinguished	Face Value Retired
Harrah’s Operating	December 2005	Senior Subordinated Notes due 2005	$300.0
Harrah’s Operating	November 2005	Senior Subordinated Notes due 2005	232.2
Caesars	November 2005	Senior Subordinated Notes due 2005	400.0
Harrah’s Operating	February 2005	Senior Subordinated Notes due 2005	58.3
Horseshoe Gaming	August 2004	Senior Subordinated Notes due 2009	534.1
Harrah’s Operating	December 2003	Senior Subordinated Notes due 2005	147.1
Harrah’s Operating	August 2003	Senior Subordinated Notes due 2005	12.4

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

Charges of $3.3 million in 2005 and $19.1 million in 2003, representing premiums paid and write-offs of unamortized deferred financing costs and market value premiums associated with the early retirement of portions of the 7.875% Senior Subordinated Notes and of our previous credit and letter of credit facilities were recorded. These charges are included in Income from continuing operations in our Consolidated Statements of Income.

PARENT COMPANY GUARANTEE OF SUBSIDIARY DEBT.   Harrah’s Operating Company, Inc. (“HOC”), a 100% owned subsidiary and the principal asset of Harrah’s Entertainment, is the issuer of certain debt securities that have been guaranteed by Harrah’s Entertainment. Due to the comparability of HOC’s consolidated financial information with that of Harrah’s Entertainment, separate financial statements and other disclosures regarding HOC have not been presented. Management has determined that such information is not material to holders of HOC’s debt securities. Harrah’s Entertainment has no independent assets or operations, its guarantee of HOC’s debt securities is full and unconditional and its only other subsidiary is minor. There are no significant restrictions on Harrah’s Entertainment’s ability to obtain funds from its subsidiaries by dividends or loans. In addition, the amount of consolidated retained earnings representing undistributed earnings of 50-percent-or-less owned persons accounted for under the equity method is less than 0.5 percent and there are no significant restrictions on the payment of dividends by the Company.

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, unless otherwise stated)

FAIR MARKET VALUE.   Based on the borrowing rates available as of December 31, 2005, for debt with similar terms and maturities and market quotes of our publicly traded debt, the fair value of our long-term debt at December 31 was as follows:

	2005		2004
	Carrying Value	Market Value	Carrying Value	Market Value
Outstanding debt	$11,045.8	$11,388.6	$5,152.9	$5,414.7
Interest rate swaps (used for hedging purposes)	5.0	5.0	5.1	5.1

Note 9—Leases

We lease both real estate and equipment used in our operations and classify those leases as either operating or capital leases following the provisions of SFAS No. 13, “Accounting for Leases.”  At December 31, 2005, the remaining lives of our operating leases ranged from one to 87 years, with various automatic extensions totaling up to 88 years.

Rental expense associated with operating leases for continuing operations is charged to expense in the year incurred and was included in the Consolidated Statements of Income as follows:

	2005	2004	2003
Noncancelable
Minimum	$58.7	$39.0	$40.3
Contingent	3.4	2.9	3.9
Sublease	(0.2)	(0.1)	(0.2)
Other	27.1	26.9	15.6
	$89.0	$68.7	$59.6

Our future minimum rental commitments as of December 31, 2005, were as follows:

Noncancelable Operating Leases
2006	$67.4
2007	53.1
2008	48.2
2009	40.4
2010	37.8
Thereafter	1,268.5
Total minimum lease payments	$1,515.4

In addition to these minimum rental commitments, certain of these operating leases provide for contingent rentals based on a percentage of revenues in excess of specified amounts.

Note 10—Write-downs, Reserves and Recoveries

Our operating results include various pretax charges to record asset impairments, contingent liability reserves, project write-offs, demolition costs, recoveries of previously recorded reserves and other non-routine transactions. In 2004, we began tracking demolition costs separate from project opening costs. The components of Write-downs, reserves and recoveries for continuing operations were as follows:

	2005	2004	2003
Impairment of goodwill and other intangible assets	$194.7	$–	$6.3
Hurricane expense	41.5	–	–
Contribution to The Harrah’s Foundation	10.0	10.0	–
Write-off of abandoned assets and other costs	8.6	4.9	2.6
Demolition costs	6.0	5.8	–
Loss on sale of non-operating assets	4.5	–	–
Settlement of litigation	2.6	3.5	–
Impairment of long-lived assets	1.6	–	2.5
Recoveries from previously impaired assets and reserved amounts	(4.4)	–	(0.9)
Termination of contracts	(16.3)	2.0	–
Reversal of prior year Iowa gaming tax accrual	–	(16.6)	–
	$248.8	$9.6	$10.5

See Note 5 for a discussion of the charges for impairment of goodwill and other intangible assets.

Hurricane expense includes insurance deductibles on policies for Harrah’s New Orleans and Harrah’s Lake Charles and payroll and benefits that we believe are not reimbursable under our insurance plans.

The Harrah’s Foundation is a 501(c)(3) non-profit corporation that provides charitable contributions to qualifying organizations in the communities where employees of Harrah’s Entertainment and its subsidiaries work. The Harrah’s Foundation was formed in order to centralize all of the various charitable contributions made by the Company and its subsidiaries. The Harrah’s Foundation is governed by a Board of Trustees that is comprised of officers of the Company and its subsidiaries. Larger discretionary donations to The Harrah’s Foundation, which are approved by our Board of Directors, are based on the financial performance of Harrah’s Entertainment.

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

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, unless otherwise stated)

Note 11—Income Taxes

Our federal and state income tax provision/(benefit) allocable to our Consolidated Statements of Income and our Consolidated Balance Sheets line items was as follows:

	2005	2004	2003
Income from continuing operations before income taxes and minority interests	$227.8	$190.7	$155.5
Discontinued operations	94.6	18.4	17.0
Stockholders’ equity
Unrealized gain/(loss) on available-for-sale securities	–	–	0.2
Unrealized gain/(loss) on derivatives qualifying as cash flow hedges	(3.2)	0.4	–
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(29.9)	(26.8)	(15.5)
	$289.3	$182.7	$157.2

Income tax expense attributable to Income from continuing operations before income taxes and minority interests consisted of the following:

	2005	2004	2003
United States
Current
Federal	$191.2	$100.7	$112.3
State	33.7	12.4	15.2
Deferred	(0.7)	75.9	29.7
Other countries
Current	6.4	–	–
Deferred	(2.8)	1.7	(1.7)
	$227.8	$190.7	$155.5

The differences between the statutory federal income tax rate and the effective tax rate expressed as a percentage of Income from continuing operations before income taxes and minority interests were as follows:

	2005	2004	2003
Statutory tax rate	35.0%	35.0%	35.0%
Increases/(decreases) in tax resulting from:
State taxes, net of federal tax benefit	4.0	1.9	2.7
Foreign income taxes, net of credit	0.5	–	–
Goodwill amortization	10.7	–	0.5
Tax credits	(2.3)	(0.4)	(0.5)
Political contributions/lobbying expenses	0.4	0.3	0.1
Officers’ life insurance/insurance proceeds	(0.6)	(0.9)	(1.1)
Meals and entertainment	0.1	0.1	0.1
Minority interests in partnership earnings	(0.8)	(0.6)	(1.0)
Other	(1.7)	0.7	0.5
Effective tax rate	45.3%	36.1%	36.3%

The components of our net deferred tax balance included in our Consolidated Balance Sheets at December 31 were as follows:

	2005	2004
Deferred tax assets
Compensation programs	$108.5	$72.8
Bad debt reserve	46.0	18.1
Self-insurance reserves	33.0	16.1
Deferred income	6.0	0.8
Debt costs	50.4	–
Foreign tax credit on undistributed foreign earnings	32.1	–
Valuation allowance on foreign tax credit	(29.7)	–
State net operating losses	52.5	54.2
Other	102.4	41.7
Valuation allowance on net operating losses and other deferred state tax assets	(64.4)	(52.9)
	336.8	150.8
Deferred tax liabilities
Property	(1,383.8)	(397.7)
Management and other contracts	(33.4)	(20.2)
Intangibles	(503.0)	(91.1)
Investments in nonconsolidated affiliates	(14.7)	(3.1)
Undistributed foreign earnings	(2.2)	–
Project opening costs and prepaid expenses	(27.3)	(22.1)
	(1,964.4)	(534.2)
Net deferred tax liability	$(1,627.6)	$(383.4)

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, unless otherwise stated)

The Company anticipates that state NOLs valued at $1.1 million (subject to a full valuation allowance) will expire in 2006. The remaining state NOLs and other deferred tax assets subject to a valuation allowance will expire between 2007 and 2024. In the event the valuation allowance of $64.4 million for 2005 is ultimately unnecessary, $18.0 million of this total would be treated as a reduction to goodwill, while the remaining $46.4 million would reduce tax expense. Included in deferred tax expense is the utilization of state NOLs in the amount of $0.8 million.

Note 12—Supplemental Cash Flow Information

The increase in Cash and cash equivalents due to the changes in long-term and working capital accounts was as follows:

	2005	2004	2003
Long-term accounts
Deferred costs and other	$(26.9)	$(43.7)	$(71.1)
Deferred credits and other	(53.6)	(7.5)	38.9
Net change in long-term accounts	$(80.5)	$(51.2)	$(32.2)
Working capital accounts
Receivables	$(164.6)	$(14.8)	$(8.0)
Inventories	3.8	0.4	(1.3)
Prepayments and other	(10.8)	6.2	50.3
Accounts payable	56.8	11.0	5.9
Accrued expenses	(165.5)	29.5	(92.6)
Net change in working capital accounts	$(280.3)	$32.3	$(45.7)

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR INTEREST AND TAXES.   The following table reconciles our Interest expense, net of interest capitalized, as reported in the Consolidated Statements of Income, to cash paid for interest.

	2005	2004	2003
Interest expense, net of interest capitalized	$481.2	$271.8	$234.4
Adjustments to reconcile to cash paid for interest
Net change in accruals	(94.1)	(28.3)	(9.2)
Amortization of deferred finance charges	(9.6)	(7.4)	(6.2)
Net amortization of discounts and premiums	43.2	(1.7)	(1.1)
Cash paid for interest, net of amount capitalized	$420.7	$234.4	$217.9
Cash payments for income taxes, net of refunds	$585.7	$116.6	$114.3

Note 13—Commitments and Contingencies

CONTRACTUAL COMMITMENTS.   We continue to pursue additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties, guarantees by Harrah’s Entertainment of third-party debt and development completion guarantees.

We may guarantee all or part of the debt incurred by Indian tribes, with which we have entered into a management contract, to fund development of casinos on the Indian lands. For all existing guarantees of Indian debt, we have obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, that the value of such property would satisfy our obligations in the event these guarantees were enforced. Additionally, we have received limited waivers from the Indian tribes of their sovereign immunity to allow us to pursue our rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken. The aggregate outstanding balance as of December 31, 2005, of Indian debt that we have guaranteed was $247.3 million. The outstanding balance of all of our debt guarantees at December 31, 2005 is $248.2 million. Our maximum obligation under all of our debt guarantees is $265.6 million. Our obligations under these debt guarantees extend through April 2009.

Some of our guarantees of the debt for casinos on Indian lands have been modified since January 1, 2003, triggering the requirements under Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to recognize a liability for the estimated fair value of those guarantees. Liabilities, representing the fair value of our guarantees, and corresponding assets, representing the portion of our management fee receivable attributable to our agreements to provide the related guarantees, were recorded and are being amortized over the lives of the related agreements. We estimate the fair value of the obligation by considering what premium would have been required by us or by an unrelated party. The amounts recognized represent the present value of the premium in interest rates and fees that would have been charged to the tribes if we had not provided the guarantees. The balance of the liability for the guarantees and of the related assets at December 31, 2005 and 2004, was $4.1 million and $5.5 million, respectively.

In February 2006, we entered into an agreement with the State of Louisiana whereby we extended our guarantee of an annual payment obligation of JCC, our wholly-owned subsidiary, of $60 million owed to the State of Louisiana. The guarantee was extended for one year to March 31, 2009.

Excluding the guarantees discussed above, as of December 31, 2005, we had commitments and contingencies of $732.7 million, including construction-related commitments.

The agreements under which we manage casinos on Indian lands contain provisions required by law which provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled payments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations of the Indian-owned properties to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. As of December 31, 2005, the aggregate monthly commitment for the minimum guaranteed payments pursuant to these contracts, which extend for periods of up to 71 months from December 31, 2005, is $1.2 million. The maximum exposure for the minimum guaranteed payments to the tribes is unlikely to exceed $81.7 million as of December 31, 2005.

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, unless otherwise stated)

SEVERANCE AGREEMENTS.   As of December 31, 2005, the Company has severance agreements with 37 of its senior executives, which provide for payments to the executives in the event of their termination after a change in control, as defined. These agreements provide, among other things, for a compensation payment of 1.5 to 3.0 times the executive’s average annual compensation, as defined, as well as for accelerated payment or accelerated vesting of any compensation or awards payable to the executive under any of Harrah’s Entertainment’s incentive plans. The estimated amount, computed as of December 31, 2005, that would be payable under the agreements to these executives based on the compensation payments and stock awards aggregated approximately $192.7 million. The estimated amount that would be payable to these executives does not include an estimate for the tax gross-up payment, provided for in the agreements, that would be payable to the executive if the executive becomes entitled to severance payments which are subject to a federal excise tax imposed on the executive.

SELF-INSURANCE.   We are self-insured for various levels of general liability, workers’ compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims.

Note 14—Litigation

In connection with our acquisition of Caesars, we assumed Caesars’ litigation matters, including, but not limited to, the following litigation.

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

Prior to our acquisition of Caesars in June 2005, each of the above matters was settled, pending final court approval and execution of documents and mutual releases.

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

On October 15, 2001, Scutti Enterprises, LLC (“Scutti”) filed an action against Caesars in the Supreme Court of the State of New York, County of Monroe (subsequently removed to United States District Court for the Western District of New York). The action arises out of Scutti’s efforts to redevelop and manage the Tribe’s Mohawk Bingo Palace. Scutti alleges tortious interference with contract and prospective business relationships, unfair competition and state anti-trust violations and seeks over $500 million in compensatory damages and unspecified punitive damages. The District Court entered summary judgment, in Caesars’ favor, on all of the claims. Currently, the matter is before the United States Court of Appeals for the Second Circuit related solely to the claim for tortuous interference with prospective business relations. The Company believes this matter to be without merit and will continue to vigorously contest this matter.

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

Note 15—Employee Benefit Plans

We have established a number of employee benefit programs for purposes of attracting, retaining and motivating our employees. The following is a description of the basic components of these programs.

EQUITY INCENTIVE AWARDS.   Under the Harrah’s Entertainment, Inc. 2004 Equity Incentive Award Plan (the “2004 Plan”), non-qualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock based awards and performance-based awards may be granted to employees or consultants of the Company and members of our Board of Directors. Shares available under the 2001 Executive Stock Incentive Plan are available under the 2004 Plan. Non-management members of the Company’s Board of Directors were eligible for share grants under the 1996 Non-Management Directors Stock Incentive Plan. After May 1, 2004, grants to Non-Management Directors have been made under the 2004 Plan pursuant to our director stock program. Unissued shares under the 1996 Non-

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, unless otherwise stated)

Management Directors Stock Incentive Plan are now available under the 2004 Plan. Our employees may also be granted restricted stock or options to purchase shares of common stock under the Harrah’s Entertainment 2001 Broad-based Incentive Plan (the “2001 Plan”).

In connection with the acquisition of Caesars, we assumed various equity plans, including the Caesars Entertainment, Inc. 2004 Long Term Incentive Plan (“Caesars 2004 Plan”).  Subsequent to the Caesars acquisition, we registered 6,984,018 shares of our Common Stock to be reserved for outstanding awards or awards available for issuance pursuant to Caesars equity plans. The number of shares subject to outstanding or available for issuance shares under the plans as of the closing of the acquisition and the applicable exercise price were calculated pursuant to the exchange ratio set forth in the Agreement and Plan of Merger, effective as of July 14, 2004, among Harrah’s Entertainment, Harrah’s Operating Company and Caesars. If our stockholders approve the Amended and Restated 2004 Equity Incentive Award Plan at our 2006 Annual Meeting of Stockholders, which is scheduled to occur on April 25, 2006, we will amend the Caesars 2004 Plan to not allow the issuance of any awards after the date of such amendment.

A summary of activity of the 2004 Plan and the Company’s former plans, which are equity compensation plans approved by our stockholders, and the Caesars 2004 Plan subsequent to our acquisition of Caesars on June 13, 2005, for 2003, 2004 and 2005 is as follows:

	Weighted Avg.	Number of Common Shares
	Exercise Price (Per Share)	Options Outstanding	Available For Grant
Balance—January 1, 2003	31.30	8,814,597	4,431,877
Restricted shares issued	N/A	–	(60,061)
Restricted shares canceled	N/A	–	101,934
Granted	43.18	2,968,175	(2,968,175)
Exercised	20.65	(1,754,901)	–
Canceled	40.06	(409,309)	409,309
Rio plans cancellations	12.44	(3,400)	–
Balance—December 31, 2003	36.54	9,615,162	1,914,884
Additional shares authorized	N/A	–	5,000,000
Shares transferred from Directors plan	N/A	–	10,065
Restricted shares issued	N/A	–	(22,000)
Restricted shares canceled	N/A	–	17,761
Granted	52.33	3,197,832	(3,197,832)
Exercised	31.44	(2,817,965)	–
Canceled	45.45	(553,464)	553,464
Balance—December 31, 2004	42.89	9,441,565	4,276,342
Additional shares authorized for Caesars	N/A	–	6,984,018
Issued under the Park Place Entertainment Corporation 1998 Stock Incentive Plan
Granted	28.12	731,000	(731,000)
Exercised	29.68	(90,548)	–
Canceled	33.24	(4,870)	–
Issued under Caesars 2004 Plan
Restricted share units issued (as of merger date)	58.86	–	(65,788)
Restricted share units canceled	58.86	–	10,911
Granted (as of merger date)	51.88	716,210	(716,210)
Exercised	51.12	(342,329)	–
Canceled	57.45	(34,405)	34,405
Issued under the Park Place Entertainment Corporation 1998 Independent Director Stock Option Plan
Granted	33.93	18,182	(18,182)
Restricted shares issued	71.84	–	(117,586)
Restricted shares canceled	24.03	–	40,000
Granted	73.06	4,988,870	(4,988,870)
Exercised	39.79	(2,085,278)	–
Canceled	62.83	(501,301)	501,301
Balance—December 31, 2005	53.83	12,837,096	5,209,341

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, unless otherwise stated)

200,000 shares were authorized for issuance under the 2001 Plan, which is an equity compensation plan not approved by stockholders. No additional shares will be authorized under the 2001 Plan. A summary of activity of this plan is as follows:

	Weighted
	Average	Number of Common Shares
	Exercise Price (Per Share)	Options Outstanding	Available For Grant
Balance—January 1, 2003	$47.03	189,675	10,325
Granted	43.50	22,367	(22,367)
Canceled	46.73	(35,814)	35,814
Balance—December 31, 2003	46.64	176,228	23,772
Restricted shares issued	N/A	–	(495)
Granted	58.74	6,000	(6,000)
Exercised	46.87	(57,888)	–
Canceled	46.33	(12,939)	12,939
Balance—December 31, 2004	47.20	111,401	30,216
Restricted shares issued	66.37	–	(836)
Granted	72.57	29,853	(29,853)
Exercised	46.73	(47,325)	–
Canceled	57.81	(5,855)	5,855
Balance—December 31, 2005	55.35	88,074	5,382

STOCK OPTIONS.   Stock option grants typically vest in equal installments over a three-year period and allow the option holder to purchase stock over specified periods of time, generally seven years from the date of grant, at a fixed price equal to the market value at the date of grant.

The following tables summarize additional information regarding the options, which were granted under the 2004 Plan, Harrah’s Entertainment’s former plans and assumed plans and were outstanding at December 31:

	2005	2004	2003
Options exercisable at December 31	4,504,963	2,585,747	2,910,617
Weighted average fair value per share of options granted per year	$38.02	$34.99	$28.63

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$13.84 -$43.32	2,270,812	3.0 years	$27.29	2,111,232	$27.16
43.50 - 52.59	5,620,777	4.8 years	48.30	2,361,341	47.47
54.27 - 76.56	4,945,507	6.5 years	72.30	32,390	56.79
	12,837,096			4,504,963

The following tables summarize additional information regarding the options, which were granted under the 2001 Plan and were outstanding at December 31:

	2005	2004	2003
Options exercisable at December 31	52,416	50,242	54,918
Weighted average fair value per share of options granted per year	$46.71	$46.77	$47.03

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$43.50 -$47.03	56,471	3.5 years	$46.48	52,416	$46.71
47.04 - 73.95	31,603	6.2 years	71.20	–	–
	88,074			52,416

RESTRICTED STOCK.   Employees may also be granted restricted stock under the 2004 Plan and under the Caesars 2004 Plan. Restricted shares granted have restrictions that may include, but not be limited to, the right to vote, receive dividends on or transfer the restricted stock. Restricted shares may be subject to forfeiture during a specified period or periods prior to vesting. The shares issued under the 2004 Plan generally vest in equal installments over a period of three years. The shares issued under the Caesars 2004 Plan generally vest in equal installments over a period of four years. The compensation arising from a restricted stock grant is based upon the market price at the grant date. Such expense is deferred and amortized to expense over the vesting period.

Members of the Board of Directors can receive either 50% or 100% of his or her director fees in restricted shares. Shares issued to Board members as director fees cannot be disposed of until at least six months after the date of grant.

The Company has issued Time Accelerated Restricted Stock Award Plan (“TARSAP”) awards to certain key executives. During 2004 and 2003, TARSAP awards were issued to certain key executives, which will vest on January 1, 2007, if the executive continues in active employment until that date. These shares were eligible for earlier annual vesting beginning in 2003 over two years (three years for shares awarded in 2002) based on the Company’s financial performance in each of the years 2002 through 2005, and the remaining unvested shares will vest on January 1, 2007. The expense arising from TARSAP awards is being amortized to expense over the periods in which the restrictions lapse.

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, unless otherwise stated)

The number and weighted average grant-date fair value of restricted shares granted, and the amortization expense recognized, during 2005, 2004 and 2003, including the TARSAP awards and issues to our Board of Directors after May 1, 2004, were as follows:

	2005	2004	2003
Number of shares granted	118,422	22,495	60,061
Number of shares converted from Caesars plans	65,788	–	–
Weighted average grant price per share	$67.18	$54.00	$45.29
Amortization expense (in millions)	$8.0	$6.7	$8.0
Unvested shares as of December 31	983,231	923,389	1,021,720

SAVINGS AND RETIREMENT PLAN.   We maintain a defined contribution savings and retirement plan, which, among other things, allows pretax and after-tax contributions to be made by employees to the plan. Under the plan, participating employees may elect to contribute up to 50% of their eligible earnings. Through 2003, the Company fully matched the first six percent of employees’ contributions; however, effective January 1, 2004, the Company match is 50% for the first six percent of employees’ contributions. Amounts contributed to the plan are invested, at the participant’s direction, in up to 14 separate funds, including a Harrah’s company stock fund. Participants become vested in the matching contribution over five years of credited service. Our contribution expense for this plan was $15.2 million, $14.8 million and $30.1 million in 2005, 2004 and 2003, respectively.

Employees of Horseshoe Gaming continued to participate in Horseshoe Gaming Holding Corp. 401(k) Plan until January 1, 2006, when they became eligible to participate in Harrah’s Entertainment’s plan. Under the Horseshoe Gaming plan, employees could elect to make pretax contributions of up to 50% of their eligible earnings (five percent for certain executives). The Company fully matched the first two percent of employees’ contributions and 50% of the next four percent of the employees’ contributions. Amounts contributed to the plan were invested, at the participant’s direction, in up to 12 separate funds plus, effective January 2005, a Harrah’s company stock fund. Participants become vested in the matching contributions over four years of credited service. Harrah’s Entertainment’s contribution expense for 2005 and the six months of 2004 that we owned Horseshoe Gaming was $4.0 million and $1.8 million, respectively.

Employees of Caesars will continue to participate in Caesars’ 401(k) savings plans until January 1, 2007, when they become eligible to participate in Harrah’s Entertainment’s plan. Under the Caesars plans, employees could elect to make pretax contributions of up to 50% of their eligible earnings (five percent for certain executives). The Company matches 50% of the first six percent of the employees’ contributions and an additional 25% for employees who have five or more years of service. Amounts contributed to the plan are invested, at the participant’s direction, in up to 18 separate funds plus, effective January 2006, a Harrah’s company stock fund. Participants become vested in the matching contributions over five years of credited service. Harrah’s Entertainment’s contribution expense for the six months of 2005 that we owned Caesars was $6.8 million.

DEFERRED COMPENSATION PLANS.   Harrah’s maintains deferred compensation plans, (collectively, “DCP”) and an Executive Supplemental Savings Plan (“ESSP”) under which certain employees may defer a portion of their compensation. Amounts deposited into these plans are unsecured liabilities of the Company. Amounts deposited into DCP earn interest at rates approved by the Human

Resources Committee of the Board of Directors. The ESSP is a variable investment plan, which allows employees to direct their investments by choosing from several investment alternatives. In connection with the Caesars acquisition, we assumed the outstanding liability for Caesars’ deferred compensation plan; however, the balance was frozen and former Caesars employees may no longer contribute to that plan.  The total liability included in Deferred credits and other for these plans at December 31, 2005 and 2004 was $210.1 million and $113.0 million, respectively. In connection with the administration of one of these plans, we have purchased company-owned life insurance policies insuring the lives of certain directors, officers and key employees.

Beginning in 2005, we implemented Executive Supplemental Savings Plan II (“ESSPII”) for certain executive officers, directors and other key employees of the Company to replace the ESSP, which was frozen for new contributions as of December 31, 2004. Eligible employees may elect to defer a percentage of their salary and/or bonus under ESSPII, and the Company may make matching contributions with respect to deferrals of salary to those participants who are eligible to receive matching contributions under the Company’s 40l(k) plan and discretionary contributions. Employees vest in matching and discretionary contributions over five years or, under certain conditions, employees may immediately vest.

MULTI-EMPLOYER PENSION PLAN.   We have approximately 30,440 employees covered under collective bargaining agreements, and the majority of those employees are covered by union sponsored, collectively bargained multi-employer pension plans. We contributed and charged to expense $21.5 million, $8.2 million and $7.2 million in 2005, 2004 and 2003, respectively, for such plans. Our 2005 contribution and charge to expense includes contribution and expense for Caesars employees subsequent to our acquisition of Caesars on June 13, 2005. The plans’ administrators do not provide sufficient information to enable us to determine our share, if any, of unfunded vested benefits.

Note 16—Nonconsolidated Affiliates

As of December 31, 2005, our investments in nonconsolidated affiliates consisted primarily of interests in a company that provides management services to a casino in Windsor, Canada, a horse-racing facility and in a joint venture that was pursuing development of casinos in the United Kingdom.

Our Investments in and advances to nonconsolidated affiliates are reflected in our accompanying Consolidated Balance Sheets as follows:

	2005	2004
Investments in and advances to nonconsolidated affiliates
Accounted for under the equity method	$26.0	$6.0
Accounted for at historical cost	0.1	0.1
	$26.1	$6.1

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, unless otherwise stated)

Note 17—Quarterly Results of Operations (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2005(1)
Revenues	$1,257.2	$1,457.9	$2,301.2	$2,094.7	$7,111.0
Income from operations	232.8	225.2	410.2	111.5	979.7
Income/(loss) from continuing operations	93.4	82.9	157.6	(70.4)	263.5
Net income/(loss)	103.8	105.8	169.0	(142.2)	236.4
Earnings/(loss) per share—basic(3)
From continuing operations	0.83	0.68	0.86	(0.39)	1.78
Net income	0.92	0.86	0.93	(0.78)	1.60
Earnings/(loss) per share—diluted(3)
From continuing operations	0.81	0.66	0.85	(0.39)	1.75
Net income	0.90	0.84	0.91	(0.78)	1.57
2004(2)
Revenues	$1,012.4	$1,037.2	$1,309.7	$1,189.0	$4,548.3
Income from operations	176.3	192.0	257.8	165.0	791.1
Income from continuing operations	74.8	84.1	110.7	59.9	329.5
Net income	81.7	90.2	118.8	77.0	367.7
Earnings per share—basic(3)
From continuing operations	0.68	0.75	1.00	0.54	2.97
Net income	0.74	0.81	1.07	0.69	3.31
Earnings per share—diluted(3)
From continuing operations	0.67	0.74	0.99	0.53	2.92
Net income	0.73	0.79	1.06	0.68	3.26

(1)   2005 reflects our acquisition of Caesars on June 13, 2005, and includes the following:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Pretax charges for
Project opening costs	$1.9	$3.6	$6.8	$4.1	$16.4
Write-downs, reserves and recoveries	2.7	22.4	19.3	204.4	248.8
Caesars merger and integration costs	4.0	16.7	15.2	19.1	55.0
After-tax write-downs, reserves and recoveries for discontinued operations	—	—	—	78.6	78.6

(2)   2004 reflects our acquisition Horseshoe Gaming on July 1, 2004, and includes the following:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Pretax charges for
Project opening costs	$2.0	$3.9	$2.0	$1.6	$9.5
Write-downs, reserves and recoveries	3.3	(5.0)	3.8	7.5	9.6
Caesars merger and integration costs	—	—	—	2.3	2.3

(3)          The sum of the quarterly per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2005. Based on such evaluation, they have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

Internal Control over Financial Reporting

(a)          Management’s Annual Report on Internal Control Over Financial Reporting

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

We acquired Caesars in June 2005. We have excluded Caesars from the scope of our annual report on internal control over financial reporting as of December 31, 2005. These operations represent approximately 55% of our total assets at December 31, 2005, and approximately 29% of our net revenues for the year ended December 31, 2005.

We have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2005. This evaluation was performed using the internal control evaluation framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that, as of such date, our internal control over financial reporting was effective.

Deloitte and Touche LLP has issued an attestation report on management’s assessment of our internal control over financial reporting. Their report follows this Item 9A.

(b)         Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In making our assessment of changes in internal control over financial reporting in the most recent quarter, we have excluded the Caesars operations acquired in June 2005 as noted earlier. Material changes in internal control over financial reporting at the Caesars operations, if any, will be included in the first annual assessment of internal control over financial reporting in which we are required to include Caesars, which will be as of December 31, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Harrah’s Entertainment, Inc.
Las Vegas, Nevada

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Harrah’s Entertainment, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Caesars Entertainment, Inc. and subsidiaries, which was acquired on June 13, 2005 and whose financial statements reflect total assets and revenues constituting 55 and 29 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. Accordingly, our audit did not include the internal control over financial reporting at Caesars Entertainment, Inc. and subsidiaries. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 10, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
March 10, 2006

ITEM 9B. Other Information.

Not applicable.

PART III

ITEM 10. Directors and Executive Officers.

Executive Officers

Name and Age	Positions and Offices Held and Principal Occupations or Employment During Past 5 Years
Gary W. Loveman (45)

Director since 2000; Chairman of the Board since January 1, 2005; Chief Executive Officer since January 2003; President since April 2001; Chief Operating Officer from May 1998 to January 2003; member of the three-executive Office of the President from May 1999 to April 2001; Executive Vice President from May 1998 to May 1999; Associate Professor of Business Administration, Harvard University Graduate School of Business Administration from 1994 to 1998; Director of Coach, Inc., a designer and marketer of high-quality handbags and women’s and men’s accessories traded on the New York Stock Exchange, since January 2002.

Charles L. Atwood (57)

Chief Financial Officer since April 2001; Senior Vice President from April 2001 to February 2006; Treasurer from October 1996 to November 2003; Vice President from October 1996 to April 2001; Director, Equity Residential, an owner and operator of multi-family properties traded on the New York Stock Exchange, since July 2003.

John M. Boushy (51)

Executive Vice President, Project Development and Design & Construction since February 2006; Senior Vice President and Chief Integration Officer from July 2004 to February 2006; Senior Vice President, Operations Products & Services from February 2001 to July 2004; Senior Vice President, Information Technology from February 2001 to February 2004; Chief Information Officer from February 2001 to January 2003; Senior Vice President Brand Operations and Information Technology from 1999 to 2001; Senior Vice President Information Technology and Marketing Services from 1993 to 1999.

Stephen H. Brammell (48)

Senior Vice President and General Counsel since July 1999; Corporate Secretary from June 2004 to February 2006, from November 2002 to July 2003 and from May 2000 to February 2001; Vice President and Associate General Counsel from 1997 to 1999; Associate General Counsel from 1993 to 1997.

Janis L. Jones (56)	Senior Vice President, Communications/Government Relations since November 1999; Mayor of Las Vegas, Nevada, from 1991 to 1999.
Virginia E. Shanks (45)

Senior Vice President, Acquisition Marketing since November 2003; Western Division Senior Vice President—Marketing from January 2003 to November 2003; Western Division Vice President—Marketing from July 1998 to January 2003.

Mary H. Thomas (39)	Senior Vice President, Human Resources since February 2006; Senior Vice President, Human Resources-North America, Allied Domecq Spirits & Wines October 2000 to December 2005.
Timothy J. Wilmott (47)	Chief Operating Officer since January 2003; Eastern Division President from August 1997 to January 2003.

Code of Ethics

In February 2003, our Board adopted a Code of Business Conduct and Ethics that applies to our Chairman, Chief Executive Officer and President, Chief Operating Officer, Chief Financial Officer and Chief Accounting Officer and is intended to qualify as a “code of ethics” as defined by rules of the Securities and Exchange Commission. This Code, set forth as Exhibit 14 to this Report, is designed to deter wrongdoing and to promote:

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

The remaining information required by this Item is incorporated by reference to our definitive proxy statement for our 2006 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 11. Executive Compensation.

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2006 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2006 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 13. Certain Relationships and Related Transactions.

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2006 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2006 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

(a)   1. Financial statements of the Company (including related notes to consolidated financial statements) filed as part of this report are listed below:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2005 and 2004.

Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003.

2. Schedules for the years ended December 31, 2005, 2004 and 2003, are as follows:

Schedule II—Consolidated valuation and qualifying accounts.

Schedules I, III, IV, and V are not applicable and have therefore been omitted.

3. Exhibits

Exhibit Number	Exhibit Description
2.1

Stock Purchase Agreement, dated as of September 10, 2003, by and among Harrah’s Entertainment, Inc., Horseshoe Gaming Holding Corp., and each of the stockholders of Horseshoe Gaming Holding Corp. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed September 17, 2003.)

2.2

Amendment No. 1 to Stock Purchase Agreement, dated June 25, 2004, by and between Harrah’s Operating Company, Inc., Horseshoe Gaming Holding Corp. and Jack B. Binion (as Sellers’ Representative). (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed July 16, 2004.)

2.3

Partnership Interest Purchase Agreement dated as of January 20, 2004 by and among Harrah’s Shreveport/Bossier City Investment Company, LLC, Harrah’s Bossier City Investment Company, LLC Red River Entertainment of Shreveport Partnership in Commendam, Boyd Shreveport, L.L.C., Boyd Red River, L.L.C., and Boyd Gaming Corporation. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed January 23, 2004.)

2.4

Agreement and Plan of Merger, dated as of July 14, 2004, by and among Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc. and Caesars Entertainment, Inc. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed July 15, 2004.)

3.1

Certificate of Incorporation of The Promus Companies Incorporated; Certificate of Amendment of Certificate of Incorporation of The Promus Companies Incorporated dated April 29, 1994; Certificate of Amendment of Certificate of Incorporation of The Promus Companies Incorporated dated May 26, 1995; and Certificate of Amendment of Certificate of Incorporation of The Promus Companies Incorporated dated June 30, 1995, changing its name to Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

3.2

Certificate of Amendment of Certificate of Incorporation of Harrah’s Entertainment, Inc., dated as of June 9, 2005. (Incorporated by reference to the exhibit to the Registration Statement on Form S-3/A of Harrah’s Entertainment, Inc., File No. 333-12566, filed July 1, 2005.)

3.3

Bylaws of Harrah’s Entertainment, Inc., as amended November 12, 2002. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

4.1

Rights Agreement dated as of October 5, 1996, between Harrah’s Entertainment, Inc. and The Bank of New York, which includes the form of Certificate of Designations of Series A Special Stock of Harrah’s Entertainment, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Special Shares as Exhibit C. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 9, 1996.)

4.2

First Amendment, dated as of February 21, 1997, to Rights Agreement between Harrah’s Entertainment, Inc. and The Bank of New York. (Incorporated by to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

4.3

Second Amendment, dated as of April 25, 1997, to Rights Agreement, dated as of October 25, 1996, between Harrah’s Entertainment, Inc. and The Bank of New York. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.)

4.4

Third Amendment, dated as of June 23, 2005, to Rights Agreement, dated as of October 25, 1996, between Harrah’s Entertainment, Inc. and The Bank of New York. (Incorporated by reference to the exhibit to the Registration Statement on Form S-3/A of Harrah’s Entertainment, Inc., File No. 333-12566, filed July 1, 2005.)

4.5

Letter to Stockholders dated July 23, 1997 regarding Summary of Rights To Purchase Special Shares As Amended Through April 25, 1997. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.)

4.6

Certificate of Elimination of Series B Special Stock of Harrah’s Entertainment, Inc., dated February 21, 1997. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

4.7

Certificate of Designations of Series A Special Stock of Harrah’s Entertainment, Inc., dated February 21, 1997. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

4.8

Certificate of Amendment of the Certificate of Designations of Series A Special Stock of Harrah’s Entertainment, Inc., dated June 23, 2005. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed June 28, 2005.)

4.9

Indenture, dated as of December 18, 1998, among Harrah’s Operating Company, Inc. as obligor, Harrah’s Entertainment, Inc., as Guarantor, and IBJ Schroder Bank & Trust Company, as Trustee relating to the 7 1/2% Senior Notes Due 2009. (Incorporated by reference to the exhibit to the Registration Statement on Form S-3 of Harrah’s Entertainment, Inc. and Harrah’s Operating Company, Inc., File No. 333-69263, filed December 18, 1998.)

4.10

Indenture, dated as of November 9, 1999 between Park Place Entertainment Corp., as Issuer, and Norwest Bank Minnesota, N.A., as Trustee. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.11

Officers’ Certificate, dated as of November 9, 1999 with respect to the 8 1/2% Senior Notes due 2006. (Incorporated by reference to the exhibit to Park Place Entertainment Corporation’s Current Report on Form 8-K, filed November 12, 1999).

4.12

Officers’ Certificate, dated as of September 12, 2000 with respect to the 8.875% Senior Subordinated Notes due 2008. (Incorporated by reference to the exhibit to Park Place Entertainment Corporation’s Current Report on Form 8-K, filed September 19, 2000.)

4.13

First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of November 9, 1999, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 8.5% Senior Notes due 2006 and the 8.875% Senior Subordinated Notes due 2008. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.14

Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of November 9, 1999, as supplemented by certain Officers’ Certificates dated as of November 9, 1999 and September 12, 2000, and as further amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 8.5% Senior Notes due 2006 and the 8.875% Senior Subordinated Notes due 2008. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.15

Indenture, dated as of February 22, 2000, between Park Place Entertainment Corp., as Issuer, and Norwest Bank Minnesota, N.A., as Trustee, with respect to the 9 3/8% Senior Subordinated Notes due 2007. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation., File No. 333-32992, filed March 22, 2000).

4.16

First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of February 22, 2000, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 9 3/8% Senior Subordinated Notes due 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.17

Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of February 22, 2000, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 9 3/8% Senior Subordinated Notes due 2007. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.18

Indenture, dated as of January 29, 2001, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and Bank One Trust Company, N.A., as Trustee, relating to the 8.0% Senior Notes Due 2011. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

4.19

Indenture, dated as of May 14, 2001, between Park Place Entertainment Corp., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-62508, filed June 7, 2001.)

4.20

First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of May 14, 2001, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.21

Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of May 14, 2001, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.22

Indenture, dated as of June 14, 2001, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and Firstar Bank, N.A., as Trustee, relating to the 7 1/8% Senior Notes due 2007. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Harrah’s Entertainment, Inc. and Harrah’s Operating Company, Inc., File No. 333-68360, filed August 24, 2001.)

4.23

Indenture, dated as of August 22, 2001, between Park Place Entertainment Corp., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7.50% Senior Notes due 2009. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-69838, filed September 21, 2001.)

4.24

First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of August 22, 2001, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7.50% Senior Notes due 2009. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.25

Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of August 22, 2001, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7.50% Senior Notes due 2009. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.26

Indenture, dated as of March 14, 2002, between Park Place Entertainment Corp., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-86142, filed April 12, 2002.)

4.27

First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of March 14, 2002, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.28

Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of March 14, 2002, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.29

Indenture, dated as of April 11, 2003, between Park Place Entertainment Corp., as Issuer, and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-104829, filed April 29, 2003.)

4.30

First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of April 11, 2003, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.31

Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, to the Indenture, dated as of April 11, 2003, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.32

Indenture, dated as of December 11, 2003, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.375% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

4.33

Indenture, dated as of June 25, 2004, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.50% Senior Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

4.34

Indenture, dated as of February 9, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Senior Floating Rate Notes due 2008. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)

4.35

Registration Rights Agreement dated February 9, 2005 among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., as Guarantor, and Goldman Sachs & Co., as Initial Purchaser, relating to Senior Floating Rate Notes due 2008. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)

4.36

Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.37

First Supplemental Indenture, dated as of September 9, 2005, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Registration Statement on Form S-3/A of Harrah’s Entertainment, Inc., File No. 333-127210, filed September 19, 2005.)

4.38

Registration Rights Agreement, dated as of April 7, 2004, between Caesars Entertainment, Inc. and Deutsche Bank Securities Inc. relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Registration Statement on Form S-3 of Caesars Entertainment, Inc., File No. 333-115641, filed May 19, 2004.)

4.39

Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed June 3, 2005.)

4.40

First Supplemental Indenture, dated as of August 19, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Harrah’s Entertainment, Inc., File No. 333-127840, filed August 25, 2005.)

4.41

Second Supplemental Indenture, dated as of September 28, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed October 3, 2005.)

4.42

Registration Rights Agreement dated May 27, 2005 among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., as Guarantor, and J.P. Morgan Securities, Inc., as Representative of the Initial Purchasers, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed June 3, 2005.)

4.43

Additional Registration Rights Agreement dated as of September 28, 2005, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., as Guarantor, and Citigroup Global Markets Inc. and Greenwich Capital Markets, Inc., as Representatives of the Initial Purchasers, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed October 3, 2005.)

4.44

Indenture dated as of September 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.75% Senior Notes due 2017. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed October 3, 2005.)

4.45

Registration Rights Agreement dated as of September 28, 2005, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., as Guarantor, and Barclays Capital Inc. and Citigroup Global Markets Inc., as Representatives of the Initial Purchasers, relating to the 5.75% Senior Notes due 2017. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed October 3, 2005.)

10.1

Second Amended and Restated Credit Agreement, dated as of January 31, 2005 among Harrah’s Entertainment, Inc. as Guarantor, Harrah’s Operating Company, Inc. as Borrower, The Lenders, Syndication Agent and Co-Documentation Agents Herein Named and Bank of America, N.A., as Administrative Agent, and Banc of America Securities LLC and Wells Fargo Bank, National Association, as Joint Lead Arrangers and Joint Book Managers. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed February 4, 2005.)

10.2

Purchase Agreement, dated December 8, 2003, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., as Guarantor, and Citigroup Global Markets Inc., as Initial Purchaser relating to the 5.375% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.)

10.3

Purchase Agreement, dated June 22, 2004, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., as Guarantor, and J.P. Morgan Securities Inc., as representative of the Initial Purchasers, relating to the 5.50% Senior Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

10.4

Purchase Agreement, dated February 4, 2005, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., as Guarantor, and Goldman Sachs & Co., as Initial Purchaser, relating to Senior Floating Rate Notes due 2008. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)

10.5

Purchase Agreement, dated May 19, 2005, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., as Guarantor, and Citigroup Global Markets Inc. and Greenwich Capital Markets, Inc., as representatives of the Initial Purchasers, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

10.6

Purchase Agreement, dated September 21, 2005, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., as Guarantor, and Citigroup Global Markets Inc. and Greenwich Capital Markets, Inc., as Representatives of the Initial Purchasers, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4/A of Harrah’s Entertainment, Inc., File No. 333-127840, filed October 18, 2005.)

10.7

Additional Purchase Agreement, dated September 21, 2005, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., as Guarantor, and Barclays Capital Inc. and Citigroup Global Markets Inc., as Representatives of the Initial Purchasers, relating to the 5.75% Senior Notes due 2017. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4/A of Harrah’s Entertainment, Inc., File No. 333-127840, filed October 18, 2005.)

10.8

Issuing and Paying Agent Agreement, dated as of May 19, 2000, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and Bank One, National Association, as issuing and paying agent; Corporate Commercial Paper Master Note in favor of Cede & Co., as nominee of The Depository Trust Company, by Harrah’s Operating Company, Inc., as Issuer, and Bank One, N.A., as Paying Agent. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

10.9

Commercial Paper Dealer Agreement, dated as of May 3, 2000, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and Banc of America Securities LLC, as Dealer. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

10.10

Commercial Paper Dealer Agreement, dated as of May 3, 2000, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and Credit Suisse First Boston Corporation, as Dealer. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

10.11

Form of Interest Rate Swap Agreements with BNP Paribas, JPMorgan Chase Bank, and The Royal Bank of Scotland PLC. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004.)

10.12

Asset Purchase Agreement dated as of September 27, 2004 by and among Showboat Marina Casino Partnership, an Indiana general partnership, Tunica Partners II L.P., a Mississippi limited partnership, GNOC Corporation, a New Jersey corporation, Bally’s Olympia Limited Partnership, a Delaware limited partnership, and Resorts International Holdings, LLC, a Delaware limited liability company. (Incorporated by reference to the exhibit to Caesars Entertainment, Inc.’s Current Report on Form 8-K, filed September 27, 2004.)

†10.13

Employment Agreement dated as of September 4, 2002, between Harrah’s Entertainment, Inc. and Gary W. Loveman. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)

†10.14

Amendment dated as of October 31, 2005, to Employment Agreement dated as of September 4, 2002, between Harrah’s Entertainment, Inc. and Gary W. Loveman. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.)

†10.15

Severance Agreement dated June 1, 2003 entered into with Gary W. Loveman (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

†10.16

Form of Employment Agreement between Harrah’s Operating Company, Inc. and Charles L. Atwood, Stephen H. Brammell, John M. Boushy, Janis L. Jones, Virginia E. Shanks, and Timothy J. Wilmott. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

†10.17

Form of Severance Agreement entered into with Charles L. Atwood, John M. Boushy, Stephen H. Brammell, Janis L. Jones, Virginia E. Shanks, Mary H. Thomas, and Timothy J. Wilmott. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

10.18

Form of Indemnification Agreement entered into by The Promus Companies Incorporated and each of its directors and executive officers. (Incorporated by reference to the exhibit to the Registration Statement of Harrah’s Entertainment, Inc. on Form 10, File No. 1-10410, filed on December 13, 1989.)

†10.19

Financial Counseling Plan of Harrah’s Entertainment, Inc. as amended June 1996. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

†10.20

The Promus Companies Incorporated 1996 Non-Management Director’s Stock Incentive Plan dated April 5, 1995. (Incorporated by reference to the exhibit to the Company’s Proxy Statement for the 1995 Annual Meeting of Stockholders, filed April 25, 1995.)

†10.21

Amendment dated February 20, 1997 to 1996 Non-Management Director’s Stock Incentive Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.)

†10.22

Amendment dated as of November 15, 2000 to the 1996 Non-Management Directors Stock Incentive Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

10.23	Summary Plan Description of Executive Term Life Insurance Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)
†10.24	Executive Supplemental Savings Plan dated February 21, 2001. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.)
†10.25

First Amendment, dated May 2, 2001, to the Executive Supplemental Savings Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

†10.26

2001 Restatement of the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, amended and restated effective April 1, 2001. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.)

†10.27

Second Amendment, effective January 1, 2002, to the 2001 Restatement of the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)

†10.28

Third Amendment dated January 1, 2003 to the 2001 Restatement of the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

†10.29

Fourth Amendment dated August 19, 2004 to the 2001 Restatement of the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)

†10.30

Fifth Amendment dated December 16, 2004 to the 2001 Restatement of the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed December 17, 2004.)

†10.31	Executive Supplemental Savings Plan II effective as of January 1, 2005. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed December 17, 2004.)
†10.32

First Amendment, effective as of January 25, 2005, to the Executive Supplemental Savings Plan II. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)

†10.33

Second Amendment, effective as of February 11, 2005, to the Executive Supplemental Savings Plan II. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)

†10.34

Park Place Entertainment Corporation 1998 Stock Incentive Plan. (Incorporated by reference to the exhibit filed with the Registration Statement of Park Place Entertainment Corporation on Form S-8, filed on December 22, 1998); and the 1998 Stock Incentive Plan, as amended May 11, 2001. (Incorporated by reference the exhibit to the Registration Statement of Park Place Entertainment Corporation on Form S-8, filed on July 31, 2001.)

†10.35

Park Place Entertainment Corporation 1998 Independent Director Stock Option Plan. (Incorporated by reference to the exhibit to Amendment No. 1 to the Registration Statement of Park Place Entertainment Corporation on Form S-8, filed June 15, 2000.)

†10.36

The Restated Park Place Entertainment Corporation Executive Deferred Compensation Plan, as restated and amended effective January 1, 2002. (Incorporated by reference to the exhibit to Park Place Entertainment Corporation’s Annual Report on Form 10-K, filed on March 28, 2003.)

†10.37

Caesars Entertainment, Inc. 2004 Long Term Incentive Plan. (Incorporated by reference to the exhibit to the Registration Statement of Caesars Entertainment, Inc. on Form S-8, filed on February 9, 2005.)

†10.38

The Promus Companies Incorporated 1990 Stock Option Plan, as amended July 29, 1994. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.)

†10.39

Amendment, dated April 5, 1995, to The Promus Companies Incorporated 1990 Stock Option Plan as adjusted on December 12, 1996. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

†10.40

Amendment, dated February 26, 1998, to the Harrah’s Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.)

†10.41

Amendment, dated April 30, 1998, to the Harrah’s Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

†10.42

Amendment, dated October 29, 1998, to the Harrah’s Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

†10.43

Amendment, dated as of May 6, 1999, to Harrah’s Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)

†10.44

Amendment, dated as of February 23, 2000, to Harrah’s Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

†10.45	The Promus Companies Incorporated 1990 Restricted Stock Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 1989.)
†10.46

Amendment, dated April 5, 1995, to The Promus Companies Incorporated 1990 Restricted Stock Plan. (Incorporated by reference to the exhibit to the Company’s Proxy Statement for the 1995 Annual Meeting of Stockholders, filed April 25, 1995.)

†10.47

Amendment, dated February 26, 1998, to the Harrah’s Entertainment, Inc. 1990 Restricted Stock Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.)

†10.48

Amendment, dated April 30, 1998, to the Harrah’s Entertainment, Inc. 1990 Restricted Stock Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

†10.49

Amendment, dated October 29, 1998, to the Harrah’s Entertainment, Inc. 1990 Restricted Stock Plan. (Incorporated by reference to the exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

†10.50

Deferred Compensation Plan dated October 16, 1991. (Incorporated by reference from Amendment No. 2 to the Registration Statement of Harrah’s Entertainment, Inc. and Embassy on Form S-1, File No. 33-43748, filed March 18, 1992.)

†10.51

Amendment, dated May 26, 1995, to The Promus Companies Incorporated Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed June 15, 1995.)

†10.52

Amendment dated April 24, 1997, to Harrah’s Entertainment, Inc.’s Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.)

†10.53

Amendment dated as of November 15, 2000 to the Harrah’s Entertainment, Inc. Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

†10.54

Amendment dated as of February 26, 2003 to the Harrah’s Entertainment, Inc. Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

†10.55

Amended and Restated Executive Deferred Compensation Plan dated as of October 27, 1995. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

†10.56

Amendment dated April 24, 1997 to Harrah’s Entertainment, Inc.’s Executive Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.)

10.57

Amendment dated April 30, 1998 to the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

†10.58

Amendment dated October 29, 1998 to the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

†10.59

Restated Amendment, dated July 18, 1996, to Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

†10.60

Amendment dated as of November 15, 2000 to the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

†10.61

Amendment dated as of February 21, 2001 to the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.)

†10.62

Amendment dated as of January 1, 2003 to the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

10.63

Letter Agreement with Wells Fargo Bank Minnesota, N.A., dated August 31, 2000, concerning appointment as Escrow Agent under Escrow Agreement for deferred compensation plans. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

10.64

Amendment to Escrow Agreement, dated April 26, 2000, between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A., Successor to Bank of America, N.A. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

10.65

Trust Agreement dated June 20, 2001 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.)

†10.66

Time Accelerated Restricted Stock Award Plan (“TARSAP”) program dated December 12, 1996. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

†10.67	TARSAP Deferral Plan dated July 28, 1999. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)
†10.68

Time Accelerated Restricted Stock Award Plan II (TARSAP II) dated April 26, 2000. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

†10.69	Harrah’s Entertainment, Inc. 2000 Senior Executive Incentive Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)
†10.70	Harrah’s Entertainment, Inc. 2005 Senior Executive Incentive Plan. (Incorporated by reference from Annex C to the Company’s Proxy Statement, filed March 4, 2004.)
†10.71

Harrah’s Entertainment, Inc. 2001 Executive Stock Incentive Plan. (Incorporated by reference to the exhibit to the Registration Statement on Form S-8 of Harrah’s Entertainment, Inc., File No. 333-63856, filed June 26, 2001.)

†10.72

Amendment dated as of January 1, 2003 to the Harrah’s Entertainment, Inc. 2001 Executive Stock Incentive Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

†10.73

The 2001 Restatement of the Harrah’s Entertainment, Inc. Savings And Retirement Plan, effective January 1, 2002. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.)

†10.74

Horseshoe Gaming Holding Corp. 401(k) Plan, dated April 1, 2000; First Amendment to the Horseshoe Gaming Holding Corp. 401(k) Plan, dated January 2, 2001; Second Amendment to the Horseshoe Gaming Holding Corp. 401(k) Plan, dated August 9, 2002; Third Amendment to the Horseshoe Gaming Holding Corp. 401(k) Plan, dated December 19, 2001; and Fourth Amendment to the Horseshoe Gaming Holding Corp. 401(k) Plan, dated December 31, 2004. (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8, filed January 14, 2005.)

†10.75

Caesars Entertainment 401(k) Savings Plan, dated March 22, 2001; First Amendment to the Caesars Entertainment 401(k) Savings Plan, dated November 21, 2001; Second Amendment to the Caesars Entertainment 401(k) Savings Plan, dated December 31, 2002; Third Amendment to the Caesars Entertainment 401(k) Savings Plan, dated December 30, 2003; Fourth Amendment to the Caesars Entertainment 401(k) Savings Plan, dated December 30, 2004; Fifth Amendment to the Caesars Entertainment 401(k) Savings Plan, dated June 10, 2005; Sixth Amendment to the Caesars Entertainment 401(k) Savings Plan, dated December 13, 2005; and Seventh Amendment to the Caesars Entertainment 401(k) Savings Plan, dated December 15, 2005. (Incorporated by reference to the exhibits to the Company’s Registration on Form S-8, filed December 19, 2005.)

†10.76

Restated Grand Casinos 401(k) Savings Plan, dated February 28, 2001; First Amendment to the Restated Grand Casinos 401(k) Savings Plan, dated November 21, 2001; Second Amendment to the Restated Grand Casinos 401(k) Savings Plan, dated December 31, 2002; Third Amendment to the Restated Grand Casinos 401(k) Savings Plan, dated December 30, 2003; Fourth Amendment to the Restated Grand Casinos 401(k) Savings Plan, dated December 31, 2004; Fifth Amendment to the Restated Grand Casinos 401(k) Savings Plan, dated June 10, 2005; Sixth Amendment to the Restated Grand Casinos 401(k) Savings Plan, dated December 13, 2005; Seventh Amendment to the Restated Grand Casinos 401(k) Savings Plan, dated September 13, 2005; and Eighth Amendment to the Restated Grand Casinos 401(k) Savings Plan, dated December 15, 2005. (Incorporated by reference to the exhibits to the Company’s Registration on Form S-8, filed December 19, 2005.)

†10.77	Harrah’s Entertainment, Inc. 2004 Equity Incentive Award Plan. (Incorporated by reference from the Company’s Proxy Statement filed March 4, 2004, Annex B.)
*12	Computation of Ratios.
14

Harrah’s Entertainment, Inc. Code of Business Conduct and Ethics for Principal Officers, adopted February 26, 2003. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 10, 2003.)

*21	List of subsidiaries of Harrah’s Entertainment, Inc.
*23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 13, 2006.
*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 13, 2006.
*32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 13, 2006.
*32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 13, 2006.
*99	Description of Governmental Regulation.

*                    Filed herewith.

†                     Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRAH’S ENTERTAINMENT, INC.
March 13, 2006	By:	/s/ GARY W. LOVEMAN
Gary W. Loveman Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ BARBARA T. ALEXANDER	Director	March 13, 2006
Barbara T. Alexander
/s/ CHARLES L. ATWOOD	Director and Chief Financial	March 13, 2006
Charles L. Atwood	Officer
/s/ FRANK J. BIONDI, JR.	Director	March 13, 2006
Frank J. Biondi, Jr.
/s/ STEPHEN F. BOLLENBACH	Director	March 13, 2006
Stephen F. Bollenbach
/s/ JOE M. HENSON	Director	March 13, 2006
Joe M. Henson
/s/ W. BARRON HILTON	Director	March 13, 2006
W. Barron Hilton
/s/ RALPH HORN	Director	March 13, 2006
Ralph Horn
/s/ GARY W. LOVEMAN	Director, Chairman of the Board,	March 13, 2006
Gary W. Loveman	Chief Executive Officer and President

/s/ R. BRAD MARTIN	Director	March 13, 2006
R. Brad Martin
/s/ GARY G. MICHAEL	Director	March 13, 2006
Gary G. Michael
/s/ ROBERT G. MILLER	Director	March 13, 2006
Robert G. Miller
/s/ BOAKE A. SELLS	Director	March 13, 2006
Boake A. Sells
/s/ CHRISTOPHER J. WILLIAMS	Director	March 13, 2006
Christopher J. Williams
/s/ ANTHONY D. MCDUFFIE	Senior Vice President, Controller	March 13, 2006
Anthony D. McDuffie	and Chief Accounting Officer

Schedule II

HARRAH’S ENTERTAINMENT, INC.
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions from Reserves		Balance at End of Period
YEAR ENDED DECEMBER 31, 2005
Allowance for doubtful accounts
Current	$48.6	$29.5	$75.8	(d)	$(42.1	)(a)	$111.8
Liability to sellers under acquisition agreement(b)	$23.6	$–	$–		$(20.0)		$3.6
Reserve for structural repairs(c)	$0.7	$–	$–		$(0.7)		$–
YEAR ENDED DECEMBER 31, 2004
Allowance for doubtful accounts
Current	$51.5	$13.4	$7.3	(d)	$(23.6	)(a)	$48.6
Long-term	$0.1	$–	$–		$(0.1)		$–
Liability to sellers under acquisition agreement(b)	$24.5	$–	$–		$(0.9)		$23.6
Reserve for structural repairs(c)	$3.1	$–	$–		$(2.4)		$0.7
YEAR ENDED DECEMBER 31, 2003
Allowance for doubtful accounts
Current	$55.9	$4.9	$0.1		$(9.4	)(a)	$51.5
Long-term	$0.2	$–	$–		$(0.1)		$0.1
Liability to sellers under acquisition agreement(b)	$25.6	$–	$–		$(1.1)		$24.5
Reserve for structural repairs(c)	$5.0	$–	$0.1		$(2.0)		$3.1

(a)           Uncollectible accounts written off, net of amounts recovered.

(b)          We acquired Players International, Inc., (“Players”) in March 2000. In 1995, Players acquired a hotel and land adjacent to its riverboat gaming facility in Lake Charles, Louisiana, for cash plus future payments to the seller based on the number of passengers boarding the riverboat casinos during a defined term. In accordance with the guidance provided by APB 16 regarding the recognition of liabilities assumed in a business combination accounted for as a purchase, Players estimated the net present value of the future payments to be made to the sellers and recorded that amount as a component of the total consideration paid to acquire these assets. Our recording of this liability in connection with the purchase price allocation process following the Players acquisition was originally reported in 2000. The long-term portion of this liability is included in Deferred credits and other on our Consolidated Balance Sheets; the current portion of this obligation is included in Accrued expenses on our Consolidated Balance Sheets. Our casino operations in Lake Charles sustained significant damage in late third quarter 2005 as a result of Hurricane Rita. As a result of hurricane damage, and upon the Company’s subsequent decision to scale back operations in Lake Charles, the current and long-term portions of this obligation were written down in fourth quarter 2005; the credit is included in Write-downs, reserves and recoveries on our Consolidated Statements of Income.

(c)           During 2002, we discovered that water leaks had caused considerable damage to a hotel tower at our property in Reno, Nevada. Following an initial assessment of the extent of the damage, our design and construction department (assisted by third-party experts) estimated that the costs to repair the damage would total approximately $5 million.

(d)          2005 Charged to Other Accounts consists primarily of the balance acquired from our acquisition of Caesars Entertainment, Inc., on June 13, 2005. 2004 Charged to Other Accounts consists primarily of the balance acquired from our acquisition of Horseshoe Gaming Holding Corp., on July 1, 2004.