Form 10-Q
period 2006-03-31
HARRAHS ENTERTAINMENT INC
filed 2006-05-10
CIK 858339

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 1-10410

HARRAH’S ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	I.R.S. No. 62-1411755
(State or other jurisdiction or organization)	(I.R.S. Employer Identification No.)

2100 Caesars Palace Drive
Las Vegas, Nevada	89109
(Address of principal executive offices)	(Zip Code)

(702) 407-6000

(Registrant’s telephone number, including area code)

One Harrah’s Court
Las Vegas, Nevada 89119

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of April 28, 2006, there were 184,749,458 shares of the Company’s Common Stock outstanding.

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

Results of operations for interim periods are not necessarily indicative of a full year of operations. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

HARRAH’S ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

(In millions, except share amounts)	Mar. 31, 2006	Dec. 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$627.5	$724.4
Insurance receivables for hurricane damage	116.2	87.3
Other receivables, less allowance for doubtful accounts of $112.8 and $111.8	340.5	340.0
Deferred income taxes	237.1	219.8
Income tax receivable	25.0	77.4
Prepayments and other	187.5	120.7
Inventories	58.0	59.5
Total current assets	1,591.8	1,629.1
Land, buildings, riverboats and equipment	15,039.6	14,664.7
Less: accumulated depreciation	(2,296.2)	(2,151.9)
	12,743.4	12,512.8
Assets held for sale (Notes 1 and 10)	350.1	443.3
Goodwill (Notes 3 and 4)	3,135.4	3,135.5
Intangible assets (Notes 3 and 4)	1,997.8	2,017.9
Deferred costs and other	736.2	779.0
	$20,554.7	$20,517.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$371.1	$365.2
Accrued expenses	1,283.4	1,226.2
Current portion of long-term debt (Note 6)	2.1	7.0
Total current liabilities	1,656.6	1,598.4
Liabilities held for sale (Notes 1 and 10)	11.9	12.1
Long-term debt (Note 6)	10,840.4	11,038.8
Deferred credits and other	334.7	324.2
Deferred income taxes	1,840.4	1,847.4
	14,684.0	14,820.9
Minority interests	35.5	31.6
Commitments and contingencies (Notes 4, 6 and 8 through 11)
Stockholders’ equity (Notes 2, 4 and 5)
Common stock, $0.10 par value, authorized—720,000,000 shares, outstanding—184,631,152 and 183,833,358 shares (net of 35,654,789 and 35,639,390 shares held in treasury)	18.5	18.4
Capital surplus	5,061.5	5,008.4
Retained earnings	769.7	654.4
Accumulated other comprehensive loss	(5.1)	(5.3)
Deferred compensation related to restricted stock	(9.4)	(10.8)
	5,835.2	5,665.1
	$20,554.7	$20,517.6

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	First Quarter Ended March 31,
(In millions, except per share amounts)	2006	2005
Revenues
Casino	$1,898.1	$1,096.3
Food and beverage	394.6	170.8
Rooms	314.2	100.2
Management fees	21.5	15.4
Other	138.7	57.5
Less: casino promotional allowances	(410.2)	(221.0)
Total revenues	2,356.9	1,219.2
Operating expenses
Direct
Casino	915.3	544.8
Food and beverage	182.3	67.3
Rooms	70.3	15.9
Property general, administrative and other	498.9	248.0
Depreciation and amortization	155.8	87.4
Write-downs, reserves and recoveries	3.2	2.7
Project opening costs	4.5	1.8
Corporate expense	42.5	16.4
Merger and integration costs for Caesars acquisition	13.4	4.0
(Income)/loss on interests in nonconsolidated affiliates	(2.1)	0.2
Amortization of intangible assets	19.7	3.5
Total operating expenses	1,903.8	992.0
Income from operations	453.1	227.2
Interest expense, net of interest capitalized	(164.2)	(78.6)
Loss on early extinguishment of debt	—	(2.2)
Other income/(expenses), including interest income	0.2	(0.1)
Income from continuing operations before income taxes and minority interests	289.1	146.3
Provision for income taxes	(105.6)	(55.3)
Minority interests	(5.9)	(2.5)
Income from continuing operations	177.6	88.5
Discontinued operations
Income from discontinued operations	7.4	23.8
Provision for income taxes	(2.6)	(8.5)
Income from discontinued operations, net	4.8	15.3
Net income	$182.4	$103.8
Earnings per share—basic
Income from continuing operations	$0.97	$0.79
Discontinued operations, net	0.03	0.13
Net income	$1.00	$0.92
Earnings per share—diluted
Income from continuing operations	$0.95	$0.77
Discontinued operations, net	0.03	0.13
Net income	$0.98	$0.90
Dividends declared per share	$0.36	$0.33
Weighted average common shares outstanding	183.2	112.5
Additional shares based on average market price for period applicable to:
Restricted stock	0.4	0.5
Stock options and stock appreciation rights	2.7	1.8
Convertible debt	0.7	—
Weighted average common and common equivalent shares outstanding	187.0	114.8

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Quarter Ended March 31,
(In millions)	2006	2005
Cash flows from operating activities
Net income	$182.4	$103.8
Adjustments to reconcile net income to cash flows from operating activities:
Income from discontinued operations, before income taxes	(7.4)	(23.8)
Loss on early extinguishment of debt	—	2.2
Depreciation and amortization	165.6	96.1
Write-downs, reserves and recoveries	0.6	—
Other noncash items	18.3	5.5
Share-based compensation expense	11.5	—
Deferred income taxes	(2.4)	3.0
Tax benefit from stock equity plans	0.4	11.3
Minority interests’ share of income	5.9	2.5
(Income)/losses on interests in nonconsolidated affiliates	(2.1)	0.2
Returns on investment in nonconsolidated affiliate	0.4	—
Net gains from asset sales	(0.5)	(0.1)
Net change in long-term accounts	1.9	(2.4)
Net change in working capital accounts	(68.5)	48.4
Cash flows provided by operating activities	306.1	246.7
Cash flows from investing activities
Land, buildings, riverboats and equipment additions	(386.5)	(220.2)
Proceeds from sale of discontinued operations	55.0	—
Insurance proceeds for hurricane losses for discontinued operations	28.4	—
Insurance proceeds for hurricane losses for continuing operations	13.2	—
Proceeds from sale of long-term investments	49.4	—
Escrow payment on pending sale of discontinued operations	23.2	—
Investments in and advances to nonconsolidated affiliates	(14.7)	—
Proceeds from other asset sales	1.8	11.9
Increase in construction payables	41.1	2.2
Other	(13.2)	(2.2)
Cash flows used in investing activities	(202.3)	(208.3)
Cash flows from financing activities
Borrowings under lending agreements, net of deferred financing costs	1,122.3	1,147.6
Repayments under lending agreements	(1,304.2)	(1,461.5)
Scheduled debt retirements	(5.0)	(0.5)
Proceeds from issuance of senior notes, net of issue costs	—	249.1
Early extinguishments of debt	—	(58.3)
Premiums paid on early extinguishments of debt	—	(2.1)
Dividends paid	(66.8)	(37.3)
Minority interests’ distributions, net of contributions	(2.0)	(1.6)
Proceeds from exercises of stock options	28.7	49.2
Excess tax benefit from stock equity plans	10.7	—
Other	1.4	(1.0)
Cash flows used in financing activities	(214.9)	(116.4)
Cash flows from discontinued operations (revised—see Note 1)
Cash flows from operating activities	14.2	26.4
Cash flows from investing activities	—	(1.1)
Cash flows provided by discontinued operations	14.2	25.3
Net decrease in cash and cash equivalents	(96.9)	(52.7)
Cash and cash equivalents, beginning of period	724.4	489.0
Cash and cash equivalents, end of period	$627.5	$436.3

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	First Quarter Ended March 31,
(In millions)	2006	2005
Net income	$182.4	$103.8
Other comprehensive income:
Foreign currency translation adjustments, net of tax benefit of $0.2	—	(0.4)
Net gain on derivatives qualifying as cash flow hedges, net of tax provision of $2.6	—	4.7
Reclassification of loss on derivative instrument from other comprehensive income to net income, net of tax provision of $0.1	0.2	—
	0.2	4.3
Comprehensive income	$182.6	$108.1

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)

Note 1—Basis of Presentation and Organization

Harrah’s Entertainment, Inc. (“Harrah’s Entertainment,” the “Company,” “we,” “our” or “us,” and including our subsidiaries where the context requires) is a Delaware corporation. As of March 31, 2006, we own or manage 40 casinos, primarily in 12 states. Our casino entertainment facilities operate primarily under the Harrah’s, Caesars and Horseshoe brand names, and include 21 land-based casinos, 11 riverboat or dockside casinos, four managed casinos on Indian lands, two casinos on cruise ships, one combination thoroughbred racetrack and casino and one combination greyhound racetrack and casino. In addition, one of our casinos in Louisiana and one in Mississippi were closed as of March 31, 2006, due to damage suffered from Hurricanes Katrina and Rita. We view each property as an operating segment and aggregate all operating segments into one reporting segment.

On June 13, 2005, we completed our acquisition of Caesars Entertainment, Inc. (“Caesars”). The results of Caesars properties are included in our operating results subsequent to their acquisition. The purchase price allocation began in June 2005 and will be completed within one year of the date of the acquisition. Depreciation and amortization related to the Caesars acquisition is estimated based on our preliminary purchase price allocation. Estimated useful lives and amortization periods of property, equipment and intangible assets are being determined during the purchase price allocation and will be adjusted accordingly. See Note 4 for further information regarding our acquisition of Caesars.

Certain of our properties were sold during each of the periods presented, and prior to their sales, assets and liabilities of these properties were classified in our Consolidated Condensed Balance Sheets as Assets/Liabilities held for sale, and their operating results through the date of their sales were presented as discontinued operations. In addition to the completed sales, we have also announced plans to sell certain assets and liabilities of other properties that we have classified as Assets/Liabilities held for sale in our Consolidated Condensed Balance Sheets and have included their results in discontinued operations. See Note 10 for further information regarding discontinued operations.

After first quarter 2005, we changed the presentation of cash flows from discontinued operations to present separate disclosure of the cash flows from operating, investing and financing activities and the presentation of Proceeds from sales of discontinued operations as an investing activity of continuing operations.

Note 2—Stock-Based Employee Compensation

Under the Harrah’s Entertainment, Inc. Amended and Restated 2004 Equity Incentive Award Plan (the “2004 Plan”), non-qualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock based awards and performance-based awards may be granted to employees or consultants of the Company and members of our Board of Directors. Currently, only non-qualified stock options, stock appreciation rights and restricted stock are outstanding under the 2004 Plan. In April 2006, our stockholders approved an amended and restated 2004 Equity Incentive Award Plan, which, among other things, increased the number of shares of common stock that may be issued under the plan by 11.5 million.

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2006
(UNAUDITED)

Our employees may also be granted restricted stock or options to purchase shares of common stock under the Harrah’s Entertainment, Inc. 2001 Broad-based Stock Incentive Plan (the “2001 Plan”). 200,000 shares were authorized for issuance under the 2001 Plan, which is an equity compensation plan not approved by stockholders. No additional shares will be authorized under the 2001 Plan.

Effective January 1, 2006, we adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), using the modified prospective application, and, therefore, results for prior period have not been restated.

As a result of adopting SFAS No. 123(R), we recognized $11.4 million for stock option expense and $0.1 million for stock appreciation rights expense for the quarter ended March 31, 2006. This expense is included in Corporate expense in our 2006 Consolidated Condensed Statement of Income. The total income tax benefit recognized was approximately $4.3 million. The incremental expense for stock options impacted basic and diluted earnings per share by $0.04 and $0.04, respectively, for the quarter ended March 31, 2006.

Prior to the adoption of SFAS No. 123(R), we accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation expense was recorded as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had adopted SFAS No. 123(R) in the prior period.

First Quarter Ended
(In millions, except per share amounts)	March 31, 2005
Net income, as reported	$103.8
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(5.6)
Pro forma net income	$98.2
Earnings per share:
Basic—as reported	$0.92
Basic—pro forma	0.87
Diluted—as reported	0.90
Diluted—pro forma	0.85

Stock Options

Stock option awards typically vest in equal installments on January 1 following the grant date and on January 1 in each of the two subsequent years and allow the option holder to purchase stock over specified periods of time, generally seven years from the date of grant, at a fixed price equal to the market value at the date of grant.

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2006
(UNAUDITED)

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is a rate based upon the historical volatility of our stock. The expected term is based upon observation of actual time elapsed between the date of grant and exercise of options for all employees. No stock options were awarded in first quarter 2006. The assumptions and resulting fair values of options granted in first quarter 2005 are as follows:

Expected volatility	33.4%
Expected dividend yield	2.0%
Expected term (in years)	4.5
Risk-free interest rate	3.8%
Weighted average fair value per share of options granted	$18.67

The following table presents our stock options granted, exercised and forfeited/expired during first quarter 2006 and includes exercised and forfeited/expired shares from our acquired companies’ stock plans.

			Weighted
		Number of	Avg. Remaining	Aggregate
	Weighted Avg Exercise Price	Options Outstanding	Contractual Term	Intrinsic Value
	(Per Share)			(in millions)
Balance—January 1, 2006	$53.84	12,925,170
Granted	N/A	—
Exercised	37.03	(780,902)
Forfeited/expired	59.21	(121,552)
Balance—March 31, 2006	54.87	12,022,716	5.0	$285.1
Exercisable at March 31, 2006	$47.47	7,135,519	4.5	$222.1

The total intrinsic value of options exercised was $28.9 million during the first quarter of 2006 and $30.5 million during the first quarter of 2005. The total fair value of shares vested during the first quarter of 2006 and 2005 was $58.5 million and $46.9 million, respectively. As of March 31, 2006, there was $74.3 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options, which is expected to be recognized over a weighted average period of 1.2 years.

Cash received from option exercises was $28.9 million during the first quarter of 2006 and $49.5 million during the first quarter of 2005. The tax benefit realized for the tax deduction from option exercises totaled $10.2 million and $10.8 million in the first quarter of 2006 and 2005, respectively.

Stock Appreciation Rights

Stock appreciation rights (“SARs”) typically vest in equal installments on January 1 following the grant date and on January 1 in each of the two subsequent years and allow the SARs holder to receive a payment, in cash or stock, equal to the excess of the fair market value of a specified number of shares of stock on the date the SARs are exercised over an exercise price per share, which typically is the fair market value on the date the SARs were granted.

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2006
(UNAUDITED)

The fair value of SARs at the date of grant was estimated using the Black-Scholes pricing model. The expected volatility is a rate based upon the historical volatility of our stock over a time period commensurate with the expected term of the SARs. The expected term is based upon past experience of actual time elapsed between the date of grant and exercise of options for employee groups with similar exercise behaviors. No SARs were awarded prior to first quarter 2006. The assumptions and resulting fair values of SARs granted in first quarter 2006 are as follows:

Expected volatility	32.8%
Expected dividend yield	2.0%
Expected term (in years)	5.8
Risk-free interest rate	4.6%
Weighted average fair value per share of SARs granted	$23.80

The following table presents our SARs granted, exercised and forfeited/expired during first quarter 2006.

Weighted
	Weighted Avg	Number of	Avg. Remaining	Aggregate
	Exercise Price (Per Share)	SARs Outstanding	Contractual Term	Intrinsic Value
(in millions)
Balance—January 1, 2006	$—	—
Granted	71.23	98,059
Exercised	—	—
Forfeited/expired	—	—
Balance—March 31, 2006	71.23	98,059	6.9	$0.7
Exercisable at March 31, 2006	$—	—	—	—

SARs were first issued in first quarter 2006, and no SARs were exercised in first quarter 2006. No SARs vested during the first quarter of 2006. As of March 31, 2006, there was $2.2 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested SARs, which is expected to be recognized over a weighted average period of 1.5 years.

Restricted Stock

Employees may be granted restricted stock under the 2004 Plan, the 2001 Plan and under the Caesars Entertainment, Inc. 2004 Long Term Incentive Plan (“Caesars 2004 Plan”). Due to the increase in shares available for issuance under the 2004 Plan approved by our stockholders in April 2006, we have agreed to not grant any additional awards under the Caesars 2004 Plan. Restricted shares granted have restrictions that may include, but not be limited to, the right to vote, receive dividends on or transfer the restricted stock. Restricted shares may be subject to forfeiture during a specified period or periods prior to vesting. The shares issued under the 2004 Plan generally vest in equal installments on January 1 following the grant date and on January 1 in each of the two subsequent years. The compensation arising from a restricted

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2006
(UNAUDITED)

stock grant is based upon the market price at the grant date. Such expense is deferred and amortized to expense over the vesting period.

Members of the Board of Directors can receive either 50% or 100% of his or her director fees in restricted shares. Shares issued to Board members as director fees cannot be disposed of until at least six months after the date of grant.

Pursuant to a Time Accelerated Restricted Stock Award Plan (“TARSAP”), certain key executives were granted restricted stock awards. A portion of these awards were eligible, but did not qualify, for earlier annual vesting beginning in 2003 based on the Company’s financial performance in each year. The remaining unvested shares will vest on January 1, 2007, if the executive continues in active employment until that date. The expense arising from TARSAP awards is being amortized over the periods in which the restrictions lapse.

The following table presents the number and weighted average grant-date fair value of restricted shares granted, vested and forfeited during the quarter ended March 31, 2006, including the TARSAP awards and issues to our Board of Directors.

	Grant Date Fair Value	Number of Shares
	(Per Share)
Unvested shares—January 1, 2006	$36.69	983,231
Granted	71.25	35,945
Vested	56.82	(61,002)
Forfeited	66.34	(11,945)
Unvested shares—March 31, 2006	36.33	946,229

For the quarters ended March 31, 2006 and 2005, we recognized $2.4 million and $1.5 million of compensation expense related to restricted stock. The total tax benefit recognized for each of the quarters ended March 31, 2006 and 2005, was $0.5 million. As of March 31, 2006, there was $13.3 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock, which is expected to be recognized over a weighted average period of 1.3 years.

Note 3—Goodwill and Other Intangible Assets

The following table sets forth changes in our goodwill for the quarter ended March 31, 2006.

(In millions)
Balance at December 31, 2005	$3,135.5
Additions or adjustments	(0.1)
Impairment losses	—
Balance at March 31, 2006	$3,135.4

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2006
(UNAUDITED)

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets.

	March 31, 2006			December 31, 2005
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Trademarks	$29.0	$4.6	$24.4	$29.0	$3.1	$25.9
Gaming rights	20.0	0.8	19.2	20.0	0.5	19.5
Contract rights	130.9	25.8	105.1	130.9	21.8	109.1
Customer relationships	739.2	58.9	680.3	739.2	44.9	694.3
	$919.1	$90.1	829.0	$919.1	$70.3	848.8
Nonamortizing intangible assets:
Trademarks			491.1			491.1
Gaming rights			677.7			678.0
			1,168.8			1,169.1
Total			$1,997.8			$2,017.9

The aggregate amortization expense for the quarter ended March 31, 2006, for those assets that are amortized under the provisions of SFAS No. 142 was $19.7 million. Estimated annual amortization expense for those assets for the years ending December 31, 2006, 2007, 2008, 2009 and 2010 is $77.2 million, $75.3 million, $73.8 million, $72.2 million and $65.4 million, respectively. The allocation of the purchase price of acquired businesses between amortizing and nonamortizing intangible assets and the amount of amortization to be recorded in future periods are subject to change as the purchase price allocations are refined and finalized (see Note 4.)

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

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2006
(UNAUDITED)

property, equipment and intangible assets are being determined during the purchase price allocation and will be adjusted accordingly.

See Note 10 for a discussion of certain operations of Caesars which have been classified as held for sale.

In preparation for the Caesars acquisition, we engaged consultants and dedicated internal resources to plan for and execute the merger and integration of Caesars into Harrah’s Entertainment. These costs are reflected in Merger and integration costs for Caesars acquisition in our Consolidated Condensed Statements of Income.

The purchase price allocation is in process and will be completed within one year of the acquisition; thus, the allocation of the purchase price is subject to refinement. We are continuing our review of the information provided to us by the third parties engaged to perform the valuation studies and have asked for additional information that is necessary for us to finalize the purchase price allocation. This information includes additional support for the valuation of land in the Las Vegas market and for the values assigned to acquired customer relationships. We are also working with internal and external legal counsel to finalize the assessments of the exposures we assumed for certain contingent liabilities. The preliminary purchase price allocation assumes that certain assets, identified for probable replacement prior to the consummation of the acquisition, will be removed from service, which impacts the fair value and useful lives assigned to these assets. The decision to remove these assets from service is subject to final approval by the Board of Directors. Should the determination be made prior to the finalization of the purchase price allocation that these assets will remain in service, the purchase price allocation will be adjusted accordingly. For purposes of these financial statements, the purchase price allocation is based on the best estimates available of fair values and useful lives for the affected assets.

The following unaudited pro forma consolidated financial information has been prepared assuming that the following transactions had occurred at the beginning of 2005:

•       Our acquisition of Caesars;

•       Caesars’ sales of Atlantic City Hilton, Bally’s Tunica, Bally’s Casino New Orleans, Caesars Tahoe, Casino Nova Scotia-Hallifax, Casino Nova Scotia-Sydney and its ownership and management interests in Caesars Gauteng; and

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2006
(UNAUDITED)

•       Our sale of Harrah’s East Chicago and Harrah’s Tunica.

(In millions, except per share amounts)	First Quarter Ended March 31, 2005
Net revenues	$2,190.0
Income from operations	$274.5
Income from continuing operations	$81.1
Net income	$88.5
Earnings per share—diluted
From continuing operations	$0.44
Net income	$0.48

Pro forma results for the three months ended March 31, 2005, include non-recurring charges of $154.8 million recorded by Caesars related to the change in control of the company, which, for Caesars’ stock incentive plan, became effective on March 11, 2005, when Caesars’ stockholders approved the merger with Harrah’s Entertainment.

These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had the acquisition and sale been completed as of the beginning of 2005, or of future results.

Imperial Palace Hotel & Casino.

On December 23, 2005, we acquired the assets of the Imperial Palace Hotel & Casino (“Imperial Palace”) in Las Vegas, Nevada, for approximately $373.1 million, including acquisition costs of $3.1 million. No debt was assumed in the transaction. The Imperial Palace occupies an 18.5 acre site on the Las Vegas Strip that is situated between Harrah’s Las Vegas and the Flamingo and is across the Strip from Caesars Palace. This acquisition is one of a number of moves designed to strategically position our Company for development in Las Vegas. The results of Imperial Palace are included in our operating results subsequent to its acquisition on December 23, 2005.

For purposes of these financial statements, we have assumed that the excess of the purchase price over the net book value of the assets acquired is land cost. Values assigned to assets, including land, will be revised upon the finalization of valuation reports from independent appraisals. The purchase price allocation will be completed within one year of the acquisition.

Note 5—Stockholders’ Equity

In addition to its common stock, Harrah’s Entertainment has the following classes of stock authorized but unissued:

Preferred stock, $100 par value, 150,000 shares authorized

Special stock, $1.125 par value, 5,000,000 shares authorized—
Series A Special Stock, 4,000,000 shares designated

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2006
(UNAUDITED)

In February 2006, our Board of Directors authorized the purchase of 3.5 million shares of common stock in the open market and negotiated purchases through the end of 2006. As of March 31, 2006, no shares have been repurchased under this authorization.

In February 2006, the Company declared a regular quarterly cash dividend of 36.25 cents per share, which was paid on February 22, 2006, to stockholders of record as of the close of business on February 15, 2006. The Company has paid quarterly cash dividends since third quarter 2003. Subsequent to the end of first quarter 2006, we declared a regular quarterly cash dividend of 36.25 cents per share, payable on May 24, 2006, to stockholders of record as of the close of business on May 10, 2006.

Note 6—Debt

At March 31, 2006, $400 million, face amount, of our 8.5% Senior Notes due November 2006 and $500 million, face amount, of our 9.375% Senior Subordinated Notes due February 2007, are classified as long-term in our Consolidated Condensed Balance Sheet because the Company has both the intent and the ability to refinance these notes.

Credit Agreement

As of March 31, 2006, our credit facilities (the “Credit Agreement”) provide for up to $4.0 billion in borrowings, maturing on April 23, 2009. The Credit Agreement contains a provision that would allow an increase in the borrowing capacity to $5.0 billion, if mutually acceptable to the Company and the lenders. Interest on the Credit Agreement is based on our debt ratings and leverage ratio and is subject to change. As of March 31, 2006, the Credit Agreement bore interest based upon 70 basis points over LIBOR and bore a facility fee for borrowed and unborrowed amounts of 17.5 basis points, a combined 87.5 basis points. At our option, we may borrow at the prime rate under the Credit Agreement. As of March 31, 2006, $2.6 billion in borrowings was outstanding under the Credit Agreement with an additional $71.7 million committed to back letters of credit. After consideration of these borrowings, but before consideration of amounts borrowed under our commercial paper program, $1.3 billion of additional borrowing capacity was available to the Company as of March 31, 2006.

In April 2006, an agreement was reached to amend the Credit Agreement, which lowered the combined interest spread by 25 basis points and extended the maturity to April 25, 2011. Other significant terms and conditions of the Credit Agreement, including the borrowing capacity, did not change.

Contingent Convertible Senior Note

Included in the debt assumed in the Caesars acquisition is $375 million Floating Rate Contingent Convertible Senior Notes due 2024. The notes bear interest at an annual rate equal to the three month LIBOR, adjusted quarterly. The interest rate on these notes was 4.6% at March 31, 2006. The notes are convertible into cash and shares of common stock in the following circumstances:

•       during any fiscal quarter, if the closing sale price of the Company’s common stock for 20 out of the last 30 consecutive trading days during the previous quarter is more than 120% of the Conversion Price of the notes;

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2006
(UNAUDITED)

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

Holders may convert any outstanding notes into cash and shares of the Company’s common stock at a conversion price per share of $67.58 (the “Conversion Price”) at March 31, 2006. This represents a conversion rate of approximately 14.7232 shares of common stock per $1,000 principal amount of notes (the “Conversion Rate”). Subject to certain exceptions described in the indenture covering these notes, at the time the notes are tendered for conversion the value (the “Conversion Value”) of the cash and shares of the Company’s common stock, if any, to be received by a holder converting $1,000 principal amount of the notes will be determined by multiplying the Conversion Rate by the “Ten Day Average Closing Stock Price,” which equals the average of the closing per share prices of the Company’s common stock on the New York Stock Exchange on the ten consecutive trading days beginning on the second trading day following the day the notes are submitted for conversion. The Conversion Value will be delivered to holders as follows: (1) an amount in cash (the “Principal Return”) equal to the lesser of (a) the aggregate Conversion Value of the notes to be converted and (b) the aggregate principal amount of the notes to be converted, and (2) if the aggregate Conversion Value of the notes to be converted is greater than the Principal Return, any amount in shares (the “Net Shares”) equal to the aggregate Conversion Value less the Principal Return (the “Net Share Amount”). The Company will pay the Principal Return and deliver the Net Shares, if any, as promptly as practicable after determination of the Net Share Amount. The number of Net Shares to be paid will be determined by dividing the Net Share Amount by the Ten Day Average Closing Stock Price.

The Conversion Price decreases when cash dividends are declared so that the Conversion Price equals the price determined by multiplying the Conversion Price in effect immediately prior to the record date for such dividend by a fraction, (i) the numerator of which is the average of the pre-dividend sale price, as defined in the agreement, minus the amount of the cash dividend, and (ii) the denominator of which is the pre-dividend sale price. As a result of the first quarter 2006 cash dividend, the Conversion Price was adjusted from $67.92 at December 31, 2005, to $67.58 at March 31, 2006.

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

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2006
(UNAUDITED)

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

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments.  As of December 31, 2005, we were a party to five interest rate swaps, including four assumed in the Caesars acquisition, for a total notional amount of $500 million. In February 2006, we paid approximately $3.4 million to terminate $300 million of the interest rate swaps, which represented the fair value of the swaps on the date of termination. Because these swaps no longer qualified for hedge accounting, a $3.6 million charge was recognized as interest expense in first quarter 2006 to record the change in fair value of these instruments through their termination date. We also continue to amortize the fair value adjustments to the hedged item related to these swaps as a credit to interest expense over the life of the debt. The net income statement impact of these items in first quarter 2006 was a charge of approximately $3.4 million.

As of March 31, 2006, we have one interest rate swap agreement for a notional amount of $200 million. The difference to be paid or received under the terms of the interest rate swap agreement is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreement will have a corresponding effect on future cash flows. The major terms of the interest rate swap are as follows.

Effective Date	Type of Hedge	Fixed Rate Received	Variable Rate Paid as of Mar. 31, 2006	Notional Amount	Maturity Date
				(In millions)
Jan. 30, 2004	Fair Value	7.125%	8.809%	$200	June 1, 2007

The Company’s remaining interest rate swap qualifies for the “shortcut” method allowed under SFAS No. 133, which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments.

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2006
(UNAUDITED)

Commercial Paper

To provide the Company with cost-effective borrowing flexibility, we have a $200 million commercial paper program that is used to borrow funds for general corporate purposes. At March 31, 2006, there were no borrowings under this program.

Shelf Registration

To provide for additional financing flexibility, Harrah’s Entertainment, in connection with its wholly-owned subsidiary, Harrah’s Operating Company, Inc. (“HOC”), filed a shelf registration statement with the Securities and Exchange Commission in April 2006 for Harrah’s Entertainment’s common stock or HOC debt securities. The issue price of Harrah’s common stock or the terms and conditions of HOC debt securities, which may be guaranteed by Harrah’s Entertainment, will be determined by market conditions at the time of issuance. The shelf registration statement is available until April 2009.

Debt Repurchase Program

In July 2003, our Board of Directors authorized the Company to retire, from time to time through cash purchases, portions of our outstanding debt in open market purchases, privately negotiated transactions or otherwise. These repurchases will be funded through available cash from operations and borrowings from our established debt programs. Such repurchases will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. No repurchases were made under this program during first quarter 2006.

Note 7—Supplemental Cash Flow Disclosures

Cash Paid for Interest and Taxes

The following table reconciles our Interest expense, net of interest capitalized, per the Consolidated Condensed Statements of Income, to cash paid for interest:

	First Quarter Ended March 31,
(In millions)	2006	2005
Interest expense, net of interest capitalized	$164.2	$78.6
Adjustments to reconcile to cash paid for interest:
Net change in accruals	4.5	1.6
Amortization of deferred finance charges	(2.3)	(2.0)
Net amortization of discounts and premiums	18.0	(0.5)
Cash paid for interest, net of amount capitalized	$184.4	$77.7
Cash refunds of income taxes, net of payments	$9.8	$23.0

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2006
(UNAUDITED)

Note 8—Commitments and Contingent Liabilities

Contractual Commitments

We continue to pursue additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties, guarantees by the Company of third-party debt and development completion guarantees.

The agreements under which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled payments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations of the Indian-owned properties to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. As of March 31, 2006, our aggregate monthly commitment for the minimum guaranteed payment pursuant to these contracts for the four managed Indian-owned facilities now open, which extend for periods of up to 68 months from March 31, 2006, is $1.2 million. The maximum exposure for the minimum guaranteed payments to the tribes is unlikely to exceed $78.1 million.

We may guarantee all or part of the debt incurred by Indian tribes, with which we have entered into management contracts, to fund development or expansion of casino facilities on the Indian lands. For all existing guarantees of Indian debt, we have obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, that the value of such property would satisfy our obligations in the event these guarantees were enforced. Additionally, we have received limited waivers from the Indian tribes of their sovereign immunity to allow us to pursue our rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken. The aggregate outstanding balance as of March 31, 2006, of Indian debt that we have guaranteed was $212.9 million. Our maximum obligation under all of our debt guarantees, including Indian debt guarantees, is $228.9 million. Our obligations under these debt guarantees extend through April 2009.

Some of our guarantees of the debt for casinos on Indian lands were modified during 2003, resulting in the requirement under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to recognize a liability for the estimated fair value of those guarantees. Liabilities, representing the fair value of our guarantees, and corresponding assets, representing the portion of our management fee receivable attributable to our agreements to provide the related guarantees, were recorded and are being amortized over the lives of the related agreements. We estimate the fair value of the obligations by considering what premium would have been required by us or by an unrelated party. The amounts recognized represent the present value of the premium in interest rates and fees that would have been charged to the tribes if we had not provided the guarantees. The unamortized balances of the liability for the guarantees and of the related assets at March 31, 2006, were $3.8 million.

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2006
(UNAUDITED)

In February 2005, we entered into an agreement with the State of Louisiana whereby we extended our guarantee of an annual payment obligation of JCC, our wholly-owned subsidiary, of $60 million owed to the State of Louisiana. The guarantee was extended for one year to end March 31, 2009.

We are also obligated to pay the State of Illinois annual minimum payments totaling $159 million for gaming taxes. This obligation terminates on July 1, 2007, or earlier if certain gaming license changes occur in Illinois.

In addition to the guarantees discussed above, as of March 31, 2006, we had commitments and contingencies of $957.1 million, including construction-related commitments.

Severance Agreements

As of March 31, 2006, we have severance agreements with 37 of our senior executives, which provide for payments to the executives in the event of their termination after a change in control, as defined. These agreements provide, among other things, for a compensation payment of 1.5 to 3.0 times the executive’s average annual compensation, as defined, as well as for accelerated payment or accelerated vesting of any compensation or awards payable to the executive under any of our incentive plans. The estimated amount, computed as of March 31, 2006, that would be payable under the agreements to these executives based on the compensation payments and stock awards aggregated approximately $233.1 million. The estimated amount that would be payable to these executives does not include an estimate for the tax gross-up payment, provided for in the agreements, that would be payable to the executive if the executive becomes entitled to severance payments which are subject to federal excise tax imposed on the executive.

Self-Insurance

We are self-insured for various levels of general liability, workers’ compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims.

Note 9—Litigation

Certain of our legal proceedings are reported in our Annual Report on Form 10-K for the year ended December 31, 2005, with material developments since that report described below. We are involved in various inquiries, administrative proceedings and litigation relating to contracts, sales of property and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, we believe that the final outcome of these matters will not have a material adverse effect upon our consolidated financial position or our results of operations.

On October 15, 2001, Scutti Enterprises, LLC (“Scutti”) filed an action against Caesars in the Supreme Court of the State of New York, County of Monroe (subsequently removed to United States District Court for the Western District of New York). The action arises out of Scutti’s efforts to redevelop and manage the Saint Regis Mohawk Bingo Palace. Scutti alleges tortuous interference with contract and prospective business relationships, unfair competition and state anti-trust violations and seeks over $500 million in compensatory damages and unspecified punitive damages. The District Court entered summary judgment, in Caesars favor, on all of the claims. The United States Court of Appeals for the

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2006
(UNAUDITED)

Second Circuit affirmed the District Court on the claim for tortuous interference with prospective business relations, the only claim appealed. Scutti has filed a motion for reconsideration, which is currently pending. The Company believes this matter to be without merit and will continue to vigorously contest this matter.

Note 10—Discontinued Operations

In first quarter 2006, we determined that Harrah’s Lake Charles should be classified as discontinued operations. Subsequent to the end of first quarter 2006, we signed a non-binding letter of intent to sell the two subsidiaries that own the Harrah’s Lake Charles business. These assets are classified in Assets held for sale in our Consolidated Condensed Balance Sheets, and we have ceased depreciating these assets. 2006 results for Harrah’s Lake Charles are presented as discontinued operations and 2005 results have been reclassified to conform to the 2006 presentation. No gain or loss is expected on this sale.

In December 2005, we reached an agreement to sell the Grand Casino Gulfport assets in their “as is” condition, and those assets were included in Assets held for sale in our Consolidated Condensed Balance Sheets. The sale was completed in March 2006. No gain or loss was recorded on the sale.

In May 2005, Caesars reached an agreement to sell the Reno Hilton, and that sale, which is subject to regulatory approvals, is expected to close in second quarter 2006. Reno Hilton is classified as Assets/Liabilities held for sale in our Consolidated Condensed Balance Sheets, and its operating results are presented as part of our discontinued operations. No gain or loss is expected on this sale. Also included in the Caesars acquisition was the Flamingo Laughlin Casino and a hotel in Halifax, Nova Scotia, that we determined to classify as Assets/Liabilities held for sale in our Consolidated Condensed Balance Sheets, and their operating results are presented as part of our discontinued operations. We sold the Halifax hotel in November 2005; no gain or loss was recorded on this sale. We have reached an agreement to sell Flamingo Laughlin, and that sale, which is subject to regulatory approvals, is expected to close in second quarter 2006. No gain or loss is expected on this sale.

On April 26, 2005, we sold the assets and certain related liabilities of Harrah’s East Chicago and Harrah’s Tunica to an unrelated third party. Until their sale, Harrah’s East Chicago and Harrah’s Tunica were classified in Assets/Liabilities held for sale in our Consolidated Condensed Balance Sheets, and their results were presented as discontinued operations. We reported a pre-tax gain of approximately $119.6 million on the sale of these two properties in the second quarter of 2005.

Summary operating results for the discontinued operations for 2006 reflect the operating results of Reno Hilton, Flamingo Laughlin and Harrah’s Lake Charles and of Grand Casino Gulfport through the date of its sale in March 2006. First quarter 2005 includes results of Harrah’s East Chicago and Harrah’s Tunica through the date of their sale in April 2005, including the gain on the sale, and Harrah’s Lake Charles.

	First Quarter Ended March 31,
(In millions)	2006	2005
Net revenues	$61.9	$133.9
Pretax income from discontinued operations	$7.4	$23.8
Discontinued operations, net of tax	$4.8	$15.3

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2006
(UNAUDITED)

Assets held for sale and liabilities related to assets held for sale of Reno Hilton, Flamingo Laughlin and Harrah’s Lake Charles at March 31, 2006, and Reno Hilton, Flamingo Laughlin, Grand Casino Gulfport and Harrah’s Lake Charles at December 31, 2005, are as follows:

(In millions)	March 31, 2006	December 31, 2005
Cash and cash equivalents	$15.1	$20.9
Receivables, net	2.8	2.3
Inventories	2.2	2.3
Prepayments and other	1.3	1.6
Property and equipment, net	319.8	405.7
Deferred costs and other	1.3	1.4
Total assets held for sale	$342.5	$434.2
Accounts payable	$1.3	$1.2
Accrued expenses	9.8	10.3
Deferred credits and other	0.1	0.1
Total liabilities related to assets held for sale	$11.2	$11.6

Note 11—Hurricane Damaged Properties

Hurricanes Katrina and Rita hit the Gulf Coast in third quarter 2005 and caused significant damage to our assets in Biloxi and Gulfport, Mississippi, and New Orleans and Lake Charles, Louisiana. The current status of the impacted operations is as follows:

•  We plan to rebuild in Biloxi, but at this time we are unable to determine the amount of time needed to reconstruct the damaged assets.

•  We sold the Gulfport assets in their “as is” condition during first quarter 2006. No gain or loss was recognized as a result of this disposition. We will retain all insurance proceeds related to the Gulfport property.

•  Our New Orleans property re-opened on February 17, 2006.

•  We have signed a non-binding letter of intent to sell the two subsidiaries that own our Lake Charles operations to another casino company. We will retain all insurance proceeds related to the Lake Charles operations.

Insurance covers the repair or replacement of our assets that suffered loss or damage in the hurricanes. We are working closely with our insurance carriers and claims adjusters to ascertain the full amount of insurance proceeds due to us as a result of the damages and losses. Based on current estimates, insurance proceeds are expected to equal or exceed the net book value of the impacted assets; therefore, we do not expect to record a loss after insurance recoveries. Our insurance policies also provide coverage for interruption to our business, including lost profits, and reimbursement for other expenses and costs we have incurred relating to the damages and losses suffered. Due to our expectation that the costs incurred in the aftermath of the storm will be less than the anticipated business interruption insurance proceeds, post-storm costs are being offset by the expected recovery, and there is no current income statement impact. To

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2006
(UNAUDITED)

the extent that business interruption proceeds ultimately exceed the costs incurred, the excess is expected to be recorded as income in the line item, “Write-downs, reserves and recoveries.”

We have written off property and inventories that were destroyed by the hurricanes and recorded receivables in anticipation of insurance proceeds that will reimburse us for those losses and for expenses that we expect to recover under our insurance programs. As of March 31, 2006, we had received approximately $148.8 million in advances from our insurance carriers related to the hurricane damaged properties and had net receivables of $292.4 million for which we believe collection is probable. The receivable balance is segregated between current and long-term in our Consolidated Condensed Balance Sheet in relation to the nature and classification of the item to be recovered.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial position and operating results of Harrah’s Entertainment, Inc. (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as “Harrah’s Entertainment,” the “Company,” “we,” “our” and “us”) for first quarter 2006 and 2005, updates, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our 2005 Annual Report on Form 10-K.

OVERVIEW

First quarter 2006 results set records for the Company with net income and diluted earnings per share 75.7% and 8.9% higher, respectively, than in first quarter 2005. Increases were driven by our acquisition of Caesars Entertainment, Inc. (“Caesars”) on June 13, 2005, and higher results at most of our properties.

Significant events that occurred during our first quarter are listed below. These items are discussed in greater detail elsewhere in our discussion of operating results.

•       Harrah’s New Orleans re-opened on February 17, 2006, after being closed for almost six months due to Hurricane Katrina

•       We sold the remaining assets of Grand Casino Gulfport in their “as is” condition

•       We announced plans to re-open Grand Casino Biloxi in mid-to-late summer of 2006

•       We determined that the remaining assets of Harrah’s Lake Charles should be classified as assets-held-for-sale and that property’s results are included in discontinued operations

•       Horseshoe Council Bluffs opened March 15, 2006, and is the first property to be re-branded under the Horseshoe brand

OPERATING RESULTS AND DEVELOPMENT PLANS

Overall

	First Quarter		Percentage Increase/
(In millions, except earnings per share)	2006	2005	(Decrease)
Casino revenues	$1,898.1	$1,096.3	73.1%
Total revenues	2,356.9	1,219.2	93.3%
Income from operations	453.1	227.2	99.4%
Income from continuing operations	177.6	88.5	N/M
Net income	182.4	103.8	75.7%
Earnings per share—diluted
From continuing operations	0.95	0.77	23.4%
Net income	0.98	0.90	8.9%
Operating margin	19.2%	18.6%	0.6	pts

N/M = Not Meaningful

The executive officers of our Company review operating results, assess performance and make decisions related to the allocation of resources on a property-by-property basis. We, therefore, believe that each property is an operating segment and that it is appropriate to aggregate and present the operations of our Company as one reportable segment. In order to provide more detail than would be possible on a consolidated basis, our properties have been grouped as follows to facilitate discussion of our operating results:

Las Vegas	Atlantic City	Louisiana/Mississippi	Iowa/Missouri
Caesars Palace	Harrah’s Atlantic City	Harrah’s New Orleans	Harrah’s St. Louis
Bally’s Las Vegas	Showboat Atlantic City	Harrah’s Louisiana Downs	Harrah’s North Kansas City
Flamingo Las Vegas	Bally’s Atlantic City	Horseshoe Bossier City	Harrah’s Council Bluffs
Harrah’s Las Vegas	Caesars Atlantic City	Grand Biloxi	Horseshoe Council Bluffs/
Paris Las Vegas		Grand Tunica	Bluffs Run
Rio		Horseshoe Tunica
Imperial Palace		Sheraton Tunica

Illinois/Indiana	Other Nevada	Managed/International/Other
Caesars Indiana	Harrah’s Reno	Harrah’s Ak-Chin
Harrah’s Joliet	Harrah’s Lake Tahoe	Harrah’s Cherokee
Harrah’s Metropolis	Harveys Lake Tahoe	Harrah’s Prairie Band
Horseshoe Hammond	Bill’s Lake Tahoe	Harrah’s Rincon
	Harrah’s Laughlin	Conrad Punta del Este

Hurricane Damaged Properties

Hurricanes Katrina and Rita hit the Gulf Coast in third quarter 2005 and caused significant damage to our assets in Biloxi and Gulfport, Mississippi, and New Orleans and Lake Charles, Louisiana. The current status of the impacted operations is as follows:

•  We plan to rebuild in Biloxi, but at this time we are unable to determine the amount of time needed to reconstruct the damaged assets.

•  We sold the Gulfport assets in their “as is” condition during first quarter 2006. No gain or loss was recognized as a result of this disposition. We will retain all insurance proceeds related to the Gulfport property.

•  Our New Orleans property re-opened on February 17, 2006.

•  We have signed a non-binding letter of intent to sell the two subsidiaries that own our Lake Charles operations to another casino company. We will retain all insurance proceeds related to the Lake Charles operations.

Insurance covers the repair or replacement of our assets that suffered loss or damage in the hurricanes. We are working closely with our insurance carriers and claims adjusters to ascertain the full amount of insurance proceeds due to us as a result of the damages and losses. Based on current estimates, insurance proceeds are expected to equal or exceed the net book value of the impacted assets; therefore, we do not expect to record a loss after insurance recoveries. Our insurance policies also provide coverage for interruption to our business, including lost profits, and reimbursement for other expenses and costs we have incurred relating to the damages and losses suffered. Due to our expectation that the costs incurred in the aftermath of the storm will be less than the anticipated business interruption insurance proceeds, post-storm costs are being offset by the expected recovery, and there is no current income statement impact. To the extent that business interruption proceeds ultimately exceed the costs incurred, the excess is expected to be recorded as income in the line item, “Write-downs, reserves and recoveries.”

We have written off property and inventories that were destroyed by the hurricanes and recorded receivables in anticipation of insurance proceeds that will reimburse us for those losses and for expenses that we expect to recover under our insurance programs. As of March 31, 2006, we had received approximately $148.8 million in advances from our insurance carriers related to the hurricane damaged properties and had net receivables of $292.4 million for which we believe collection is probable. The receivable balance is segregated between current and long-term in our Consolidated Condensed Balance Sheet in relation to the nature and classification of the item to be recovered.

Las Vegas Results

	First Quarter
(In millions)	2006	2005
Casino revenues	$421.9	$159.4
Total revenues	825.7	248.8
Income from operations	234.1	69.8
Operating margin	28.4%	28.1%

Record first quarter revenues and income from operations in 2006 were driven by the addition of the properties acquired from Caesars. The Caesars properties contributed $570.6 million in revenues and $164.1 million in income from operations to our Las Vegas results. Strong visitation and cross-market play also contributed to the strong performance.

Atlantic City Results

	First Quarter
(In millions)	2006	2005
Casino revenues	$507.0	$192.0
Total revenues	490.2	183.2
Income from operations	95.8	42.7
Operating margin	19.5%	23.3%

Increases in revenues and income from operations in Atlantic City were due to the contributions from the Caesars properties and strong year-over-year gains at the Harrah’s properties. Effective marketing programs and operating efficiencies also contributed to the 2006 performance. The two properties acquired from Caesars contributed $280.7 million in revenues and $47.8 million in income from operations to our first quarter results.

A luxury retail shopping complex at Caesars Atlantic City is scheduled to open in June 2006 and is expected to attract visitation to our center Boardwalk properties.

Construction is underway on an upgrade and expansion of Harrah’s Atlantic City, which will include a new hotel tower with approximately 1,000 rooms, a casino expansion and a retail and entertainment complex. We expect the retail and entertainment center to open in early 2007 and the new hotel tower to open in the second quarter of 2008. This project is expected to cost approximately $550 million, $11.0 million of which had been spent as of March 31, 2006.

Louisiana/Mississippi Results

	First Quarter
(In millions)	2006	2005
Casino revenues	$303.4	$241.5
Total revenues	305.7	237.7
Income from operations	65.2	41.3
Operating margin	21.3%	17.4%

Grand Casino Gulfport was sold in March 2006, and the decision was made in first quarter 2006 to sell Harrah’s Lake Charles. Results of Grand Casino Gulfport and Harrah’s Lake Charles are classified as discontinued operations and are, therefore, not included in our Louisiana/Mississippi grouping.

Combined first quarter 2006 revenues and income from operations from our properties in Louisiana and Mississippi were higher than in first quarter 2005 due to contributions of the Caesars properties that were acquired in June 2005 and solid performances by other properties in that grouping. Harrah’s New Orleans re-opened February 17, 2006, after being closed for more than five months as a result of Hurricane Katrina. Construction resumed in fourth quarter 2005 on the 450-room hotel at Harrah’s New Orleans, which is scheduled to open in September 2006. This project is expected to cost approximately $150 million, $112.1 million of which had been spent as of March 31, 2006.

The Caesars properties contributed $91.0 million in revenues and $18.5 million in income from operations in first quarter 2006.

In March 2006, we announced plans to re-open Grand Casino Biloxi, in the first phase of plans to create a destination resort on the Mississippi Gulf Coast. Pending regulatory approval, Grand Casino Biloxi will open in mid-to-late summer 2006 with approximately 650 slot machines and 20 table games, a 500-room hotel, restaurants and other amenities. We expect to announce our preliminary plans in mid-2006 for a world-class resort in Biloxi.

Iowa/Missouri Results

	First Quarter
(In millions)	2006	2005
Casino revenues	$194.8	$181.3
Total revenues	201.1	183.2
Income from operations	31.6	33.7
Operating margin	15.7%	18.4%

Combined first quarter 2006 revenues at our Iowa and Missouri properties increased over last year’s first quarter, driven by strong visitation and capital investments in those markets. Combined income from operations was lower than in the first quarter of 2005 due to construction disruptions at Horseshoe Council Bluffs.

In March 2006, following an $87 million renovation and expansion, the former Bluffs Run Casino officially became Horseshoe Council Bluffs. Horseshoe Council Bluffs is the first property to be converted to a Horseshoe since we acquired the brand. The Bluffs Run Greyhound Racetrack remains in operation at the property.

Illinois/Indiana Results

	First Quarter
(In millions)	2006	2005
Casino revenues	$321.6	$215.0
Total revenues	311.7	205.5
Income from operations	62.2	41.2
Operating margin	20.0%	20.0%

Combined first quarter 2006 revenues and income from operations increased over last year’s first quarter revenues and income from operations due primarily to results from Caesars Indiana, which was acquired on June 13, 2005, and favorable results from Harrah’s Joliet. Caesars Indiana contributed $87.2 million in revenues and $14.5 million in income from operations in first quarter 2006.

Construction is underway on a 258-room hotel and event center at Harrah’s Metropolis. This project is expected to cost approximately $70 million and completion is targeted for July 2006. As of March 31, 2006, $51.7 million had been spent on this project.

In April 2006, we announced plans for a $485 million renovation and expansion of Horseshoe Hammond. Design work has begun on a two-level entertainment vessel featuring a 108,000 square-foot casino on the first level. The second level will include a 2,500-seat multi-purpose theater and a restaurant. The project, which is subject to regulatory approvals, is tentatively scheduled for completion in mid-2008.

Other Nevada Results

	First Quarter
(In millions)	2006	2005
Casino revenues	$119.7	$106.9
Total revenues	152.9	138.7
Income from operations	23.4	15.6
Operating margin	15.3%	11.2%

First quarter 2006 revenues and income from operations from our Nevada properties outside of Las Vegas were 10.2% and 50.0% higher, respectively, than in first quarter 2005. The results were driven by strong visitation to the markets and favorable weather conditions in northern Nevada compared to first quarter last year.

Managed/International/Other

	First Quarter
(In millions)	2006	2005
Casino revenues	$29.7	$0.1
Total revenues	69.6	22.1
Income from operations	(3.3)	3.3

Managed, international and other results include income from our managed properties, results of our international properties and certain marketing and administrative expenses, including development costs, and income from our non-consolidated subsidiaries. Favorable results from our managed casinos and properties acquired from Caesars were offset by increased development and marketing costs.

Other Factors Affecting Net Income

	First Quarter
(In millions)	2006	2005
(Income)/expense
Write-downs, reserves and recoveries	$3.2	$2.7
Project opening costs	4.5	1.8
Corporate expense	42.5	16.4
Merger and integration costs for Caesars acquisition	13.4	4.0
Amortization of intangible assets	19.7	3.5
Interest expense, net	164.2	78.6
Loss on early extinguishment of debt	—	2.2
Other (income)/expense	(0.2)	0.1
Effective tax rate	37.3%	38.5%
Minority interests	$5.9	$2.5
Discontinued operations, net of income taxes	(4.8)	(15.3)

Write-downs, reserves and recoveries include various pretax charges to record demolition costs, conversion charges, litigation settlement, recoveries of previously recorded charges and other nonroutine transactions.

Project opening costs include costs incurred in connection with expansion and re-branding projects at various properties.

Corporate expense increased in first quarter 2006 from the prior year due to the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” in first quarter 2006, incremental corporate expense arising from the Caesars transaction and the cost of transforming our corporate centers to manage the combined company. Our first quarter 2006 financial results include $11.5 million in expense due to the implementation of SFAS No. 123(R).

Merger and integration costs for the Caesars acquisition include costs for consultants and dedicated internal resources executing the plans for the integration of Caesars into Harrah’s Entertainment.

Amortization of intangible assets was higher in first quarter 2006 than in the first quarter last year due to amortization of intangible assets acquired from Caesars on June 13, 2005, based on the preliminary purchase price allocation. The allocation of the purchase price between amortizing and nonamortizing intangible assets and the amount of amortization to be recorded in future periods are subject to change as the purchase price allocation is refined and finalized. The purchase price allocation for the Caesars acquisition will be completed during second quarter 2006.

Interest expense increased in first quarter 2006 from 2005 due to debt assumed in the Caesars acquisition, increased borrowings related to our acquisition of Caesars and higher interest rates on our variable rate debt. The average interest rate on our variable-rate debt, excluding the impact of our swap agreement, was 5.4% and 3.7% at March 31, 2006 and 2005, respectively. A change in interest rates will impact our financial results. For example, assuming a constant outstanding balance for our variable-rate debt for the next twelve months, a hypothetical 1% change in corresponding interest rates would change interest expense for the next twelve months by approximately $35.0 million, or $8.8 million per quarter. Our variable-rate debt, including $200 million of fixed-rate debt for which we have entered into interest rate swap agreements, represents approximately 32% of our total debt, while our fixed-rate debt is approximately 68% of our total debt. Included in first quarter 2006 interest expense is $3.6 million to adjust the liability to market value of interest rate swaps that were terminated during the quarter. (For discussion of our interest rate swap agreement, see DEBT AND LIQUIDITY, Derivative Instruments.)

The 2005 Loss on early extinguishment of debt represents premiums paid and the write-off of unamortized deferred financing costs associated with the portion of our 7.875% Senior Subordinated Notes due in December 2005 that were retired in February 2005.

Other (income)/expense was higher in first quarter 2006 than in first quarter last year due primarily to higher miscellaneous non-operating income in 2006 compared to non-operating losses in 2005, partially offset by lower interest income on the cash surrender value of life insurance policies.

The effective tax rates for both periods are higher than the federal statutory rate due primarily to state income taxes. Our effective tax rate was lower in first quarter 2006 than in first quarter last year due to changes in the mix of taxable income among various states.

Minority interests reflect minority owners’ shares of income from our majority owned subsidiaries.

First quarter 2006 Discontinued operations reflect the results of Reno Hilton, Flamingo Laughlin, Harrah’s Lake Charles and Grand Casino Gulfport. Grand Casino Gulfport was sold in March 2006. First quarter 2005 results were restated to reflect the results of Harrah’s Lake Charles in Discontinued operations. Discontinued operations for first quarter 2005 also included Harrah’s East Chicago and Harrah’s Tunica, which were sold in April 2005.

CAPITAL SPENDING AND DEVELOPMENT

In addition to the development and expansion projects discussed in the OPERATING RESULTS AND DEVELOPMENT PLANS section, we have a 50 percent interest in Chester Downs & Marina, LLC (“CD&M”), an entity licensed to develop a harness-racing facility in southeastern Pennsylvania. Harrah’s Entertainment and CD&M are developing Harrah’s Chester Casino and Racetrack (“Harrah’s Chester”), a 5/8 -mile  harness racetrack facility, approximately six miles south of Philadelphia International Airport. Construction is underway at the property, and we expect racing and simulcasting to begin in September 2006. We will open the casino upon receipt of a gaming license and other regulatory approvals, which we expect to receive in 2007. This project is expected to cost approximately $425 million, $116.9 million of which had been spent as of March 31, 2006. We expect to have spent approximately $340 million by the commencement of racing and simulcasting. We will provide financing for the project or obtain external financing, which we may guarantee, and we are consolidating CD&M in our financial statements.

We also perform on-going refurbishment and maintenance at our casino entertainment facilities to maintain our quality standards, and we continue to pursue development and acquisition opportunities for additional casino entertainment facilities that meet our strategic and return on investment criteria. Prior to the receipt of necessary regulatory approvals, the costs of pursuing development projects are expensed as incurred. Construction-related costs incurred after the receipt of necessary approvals are capitalized and depreciated over the estimated useful life of the resulting asset. Project opening costs are expensed as incurred.

Our planned development projects, if they go forward, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. Cash needed to finance projects currently under development as well as additional projects pursued is expected to be made available from operating cash flows, bank borrowings (see DEBT AND LIQUIDITY), joint venture partners, specific project financing, guarantees of third-party debt and, if necessary, additional debt and/or equity offerings. Our capital spending for the first three months of 2006 totaled approximately $403.7 million. Estimated total capital expenditures for 2006 are expected to be between $1.8 billion and $2.0 billion, excluding estimated expenditures for development opportunities that we have not yet identified.

DEBT AND LIQUIDITY

We generate substantial cash flows from operating activities, as reflected on the Consolidated Condensed Statements of Cash Flows. These cash flows reflect the impact on our consolidated operations of the success of our marketing programs, our strategic acquisitions and on-going cost containment focus. For the first three months of 2006 and 2005, we reported cash flows from operating activities of $306.1 million and $246.7 million, respectively.

We use the cash flows generated by the Company to fund reinvestment in existing properties for both refurbishment and expansion projects, pursue additional growth opportunities via strategic acquisitions of existing companies or properties and new development opportunities and return capital to our shareholders in the form of stock repurchase programs and dividends. When necessary, we supplement the cash flows generated by our operations with funds provided by financing activities.

Our cash and cash equivalents totaled approximately $627.5 million at March 31, 2006, compared to $436.3 million at March 31, 2005.

At March 31, 2006, $400 million, face amount, of our 8.5% Senior Notes due November 2006 and $500 million, face amount, of our 9.375% Senior Subordinated Notes due February 2007, are classified as long-term in our Consolidated Condensed Balance Sheet because the Company has both the intent and the ability to refinance these notes. The majority of the remaining balance of our debt is due in 2007 and beyond. Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows. Long-term obligations are expected to be paid through operating cash flows, refinancing of debt, joint venture partners or, if necessary, additional debt and/or equity offerings.

Credit Agreement

As of March 31, 2006, our credit facilities (the “Credit Agreement”) provide for up to $4.0 billion in borrowings, maturing on April 23, 2009. The Credit Agreement contains a provision that would allow an increase in the borrowing capacity to $5.0 billion, if mutually acceptable to the Company and the lenders. Interest on the Credit Agreement is based on our debt ratings and leverage ratio and is subject to change. As of March 31, 2006, the Credit Agreement bore interest based upon 70 basis points over LIBOR and bore a facility fee for borrowed and unborrowed amounts of 17.5 basis points, a combined 87.5 basis points. At our option, we may borrow at the prime rate under the Credit Agreement. As of March 31, 2006, $2.6 billion in borrowings was outstanding under the Credit Agreement with an additional $71.7 million committed to back letters of credit. After consideration of these borrowings, but before consideration of amounts borrowed under our commercial paper program, $1.3 billion of additional borrowing capacity was available to the Company as of March 31, 2006.

In April 2006, an agreement was reached to amend the Credit Agreement, which lowered the combined interest spread by 25 basis points and extended the maturity to April 25, 2011. Other significant terms and conditions of the Credit Agreement, including the borrowing capacity, did not change.

Contingent Convertible Senior Notes

Included in the debt assumed in the Caesars acquisition is $375 million Floating Rate Contingent Convertible Senior Notes due 2024. The notes bear interest at an annual rate equal to the three month LIBOR, adjusted quarterly. The interest rate on these notes was 4.6% at March 31, 2006. The notes are convertible into cash and shares of common stock in the following circumstances:

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

Holders may convert any outstanding notes into cash and shares of the Company’s common stock at a conversion price per share of $67.58 (the “Conversion Price”) at March 31, 2006. This represents a conversion rate of approximately 14.7232 shares of common stock per $1,000 principal amount of notes (the “Conversion Rate”). Subject to certain exceptions described in the indenture covering these notes, at the time the notes are tendered for conversion the value (the “Conversion Value”) of the cash and shares of the Company’s common stock, if any, to be received by a holder converting $1,000 principal amount of the notes will be determined by multiplying the Conversion Rate by the “Ten Day Average Closing Stock Price,” which equals the average of the closing per share prices of the Company’s common stock on the New York Stock Exchange on the ten consecutive trading days beginning on the second trading day following the day the notes are submitted for conversion. The Conversion Value will be delivered to holders as follows: (1) an amount in cash (the “Principal Return”) equal to the lesser of (a) the aggregate Conversion Value of the notes to be converted and (b) the aggregate principal amount of the notes to be converted, and (2) if the aggregate Conversion Value of the notes to be converted is greater than the Principal Return, any amount in shares (the “Net Shares”) equal to the aggregate Conversion Value less the Principal Return (the “Net Share Amount”). The Company will pay the Principal Return and deliver the Net Shares, if any, as promptly as practicable after determination of the Net Share Amount. The number of Net Shares to be paid will be determined by dividing the Net Share Amount by the Ten Day Average Closing Stock Price.

The Conversion Price decreases when cash dividends are declared so that the Conversion Price equals the price determined by multiplying the Conversion Price in effect immediately prior to the record date for such dividend by a fraction, (i) the numerator of which is the average of the pre-dividend sale price, as defined in the agreement, minus the amount of the cash dividend, and (ii) the denominator of which is the pre-dividend sale price. As a result of the first quarter 2006 cash dividend, the Conversion Price was adjusted from $67.92 at December 31, 2005, to $67.58 at March 31, 2006.

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

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of December 31, 2005, we were a party to five interest rate swaps, including four assumed in the Caesars acquisition, for a total notional amount of $500 million. In February 2006, we paid approximately $3.4 million to terminate $300 million of the interest rate swaps, which represented the fair value of the swaps on the date of termination. Because these swaps no longer qualified for hedge accounting, a $3.6 million charge was recorded to interest expense in first quarter 2006 to record the change in fair value of these instruments through their termination. We also continue to amortize the fair value adjustments to the hedged item related to these swaps as a credit to interest expense over the life of the debt. The net income statement impact of these items in first quarter 2006 was a charge of approximately $3.4 million.

As of March 31, 2006, we have one interest rate swap agreement for a notional amount of $200 million. The difference to be paid or received under the terms of the interest rate swap agreement is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreement will have a corresponding effect on future cash flows. The major terms of the interest rate swap are as follows.

Effective Date	Notional Amount	Fixed Rate Received	Variable Rate Paid as of Mar. 31, 2006	Next Reset Date	Maturity Date
	(In millions)
Jan. 30, 2004	$ 200	7.125%	8.809%	June 1, 2006	June 1, 2007

The Company’s remaining interest rate swap qualifies for the “shortcut” method allowed under SFAS No. 133, which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments.

Commercial Paper

To provide the Company with cost-effective borrowing flexibility, we have a $200 million commercial paper program that is used to borrow funds for general corporate purposes. At March 31, 2006, there were no borrowings under this program.

Shelf Registration

To provide for additional financing flexibility, Harrah’s Entertainment, in connection with its wholly-owned subsidiary, Harrah’s Operating Company, Inc. (“HOC”), filed a shelf registration statement with the Securities and Exchange Commission in April 2006 for Harrah’s Entertainment’s common stock or HOC debt securities. The issue price of Harrah’s common stock or the terms and conditions of HOC debt securities, which may be guaranteed by Harrah’s Entertainment, will be determined by market conditions at the time of issuance. The shelf registration statement is available until April 2009.

Debt Repurchase Program

In July 2003, our Board of Directors authorized the Company to retire, from time to time through cash purchases, portions of our outstanding debt in open market purchases, privately negotiated transactions or otherwise. These repurchases will be funded through available cash from operations and borrowings from our established debt programs. Such repurchases will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. No repurchases were made under this program during first quarter 2006.

Equity Repurchase Program

In February 2006, our Board of Directors authorized the purchase of 3.5 million shares of common stock in the open market and negotiated purchases through the end of 2006. As of March 31, 2006, no shares have been repurchased under this authorization.

Cash Dividends

In February 2006, the Company declared a regular cash dividend of 36.25 cents per share, which was paid on February 22, 2006, to stockholders of record as of the close of business on February 15, 2006. The Company has paid quarterly cash dividends since third quarter 2003. Subsequent to the end of first quarter 2006, we declared a regular quarterly cash dividend of 36.25 cents per share, payable on May 24, 2006, to stockholders of record as of the close of business on May 10, 2006.

Guarantees of Third-Party Debt and Other Obligations and Commitments

The tables below summarize total material additions to or changes in our contractual obligations and other commitments, which were disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our 2005 Annual Report on Form 10-K.

Contractual Obligations (In millions)	Increase/ (Decrease)	Total
Debt, including capital lease obligations	$ 185.3	$ 10,673.2
Estimated interest payments(a)	(150.1)	3,402.3
Operating lease obligations	(59.6)	1,455.8
Purchase order obligations	56.1	119.0
Guaranteed payments to State of Louisiana	45.2	180.0
Minimum tax payments guaranteed to State of Illinois	201.3	201.3
Construction commitments	252.9	571.9

(a)   Estimated interest for variable rate debt is based on rates at March 31, 2006.

Other Commitments (in millions)	Increase/ (Decrease)	Total
Guarantees of loans	$ (36.7)	$ 228.9
Letters of credit	(23.7)	94.4

The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments, pursuant to these contracts for the four managed Indian-owned facilities now open, which extend for periods of up to 68 months from March 31, 2006, is $1.2 million. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.

We may guarantee all or part of the debt incurred by Indian tribes, with which we have entered into management contracts, to fund development or expansion of casino facilities on the Indian lands. For all existing guarantees of Indian debt, we have obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, that the value of such property would satisfy our obligations in the event these guarantees were enforced. Additionally, we have received limited waivers from the Indian tribes of their sovereign immunity to allow us to pursue our rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken. The aggregate outstanding balance of such debt as of March 31, 2006, was $212.9 million.

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

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

We prepare our Consolidated Condensed Financial Statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated lives assigned to our assets, the determination of bad debt, asset impairment, fair value of guarantees and self-insurance reserves, the purchase price allocations made in connection with our acquisitions and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our significant accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2005 Annual Report on Form 10-K. There were no newly identified significant accounting estimates in first quarter 2006, nor were there any material changes to the critical accounting policies and estimates discussed in our 2005 Annual Report.

RECENTLY ISSUED ACCOUNTING STANDARDS

There were no accounting standards issued in first quarter 2006 that are expected to materially impact our Company.

PRIVATE SECURITIES LITIGATION REFORM ACT

This quarterly report on Form 10-Q contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts..We have based these forward-looking statements on our current expectations about future events. Further, statements that include words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative or other words or expressions of similar meaning may identify forward-looking statements. These forward-looking statements are found at various places throughout this report. These forward-looking statements, including without limitation, those relating to future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results, wherever they occur in this report, are necessarily estimates reflecting the best judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors set forth from time to time in our filings with the Securities and Exchange Commission.

Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include without limitation:

•       the effect of economic, credit and capital market conditions on the economy in general, and on gaming and hotel companies in particular;

•       construction factors, including delays, increased costs of labor and materials, availability of labor and materials, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters and building permit issues;

•       the effects of environmental and structural building conditions relating to our properties;

•       our ability to effectively integrate Caesars into our operations;

•       access to available and reasonable financing on a timely basis;

•       the ability of purchasers of any of our assets subject to sale agreements to close the purchase on a timely basis;

•       changes in laws, including increased tax rates, regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies;

•       litigation outcomes and judicial actions, including gaming legislative action, referenda and taxation;

•       the ability of our customer-tracking, customer loyalty and yield-management programs to continue to increase customer loyalty and same-store or hotel sales;

•       our ability to recoup costs of capital investments through higher revenues;

•       acts of war or terrorist incidents or natural disasters;

•       access to insurance on reasonable terms for our assets;

•       abnormal gaming holds; and

•       the effects of competition, including locations of competitors and operating and market competition.

You are cautioned to not place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report for Form 10-Q. We undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect events or circumstances after the date of this quarterly report on Form 10-Q or to reflect the occurrence of unanticipated events, except as required by law.

Item 3.                        Quantitative and Qualitative Disclosure About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed-rate and variable-rate obligations. Of our approximate $10.8 billion total debt at March 31, 2006, $3.5 billion, including $200 million of fixed-rate debt for which we have entered into an interest rate swap agreement, is subject to variable interest rates. For our fixed-rate debt subject to the interest rate swap agreement, the interest rate received was 7.125% at March 31, 2006, compared to 8.81% average interest rate paid on the swap. The average interest rate on our variable-rate debt, excluding the impact of our swap agreements, was 5.4% at March 31, 2006. Assuming a constant outstanding balance for our variable rate debt for the next twelve months, a hypothetical 1% change in interest rates would change interest expense for the next twelve months by approximately $35.0 million.

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. We have also utilized treasury rate locks to hedge the risk of future treasury rate increases for certain forecasted debt issuances, but we do not currently have any treasury rate lock agreements. We do not purchase or hold any derivative financial instruments for trading purposes.

Foreign currency translation gains and losses were not material to our results of operations for first quarter 2006. Although we are pursuing development opportunities in foreign countries, we currently have no material ownership interests in businesses in foreign countries. Accordingly, we are not currently subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future operating results or cash flows.

From time to time, we hold investments in various available-for-sale equity securities; however, our exposure to price risk arising from the ownership of these investments is not material to our consolidated financial position, results of operations or cash flows.

Item 4.                        Controls and Procedures

(a)   Evaluation of disclosure controls and procedures.

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2006. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

(b)   Changes in internal controls.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings.

Certain of our legal proceedings are reported in our Annual Report on Form 10-K for the year ended December 31, 2005, with material developments since that report described below. While we are a party to ordinary and routine litigation incidental to our business, we do not expect the outcome of any pending litigation to have a material adverse effect on our consolidated financial position or results of operations.

On October 15, 2001, Scutti Enterprises, LLC (“Scutti”) filed an action against Caesars in the Supreme Court of the State of New York, County of Monroe (subsequently removed to United States District Court for the Western District of New York). The action arises out of Scutti’s efforts to redevelop and manage the Saint Regis Mohawk Bingo Palace. Scutti alleges tortuous interference with contract and prospective business relationships, unfair competition and state anti-trust violations and seeks over $500 million in compensatory damages and unspecified punitive damages. The District Court entered summary judgment, in Caesars favor, on all of the claims. The United States Court of Appeals for the Second Circuit affirmed the District Court on the claim for tortuous interference with prospective business relations, the only claim appealed. Scutti has filed a motion for reconsideration, which is currently pending. The Company believes this matter to be without merit and will continue to vigorously contest this matter.

Item 1A.                Risk Factors.

There have been no material changes with regard to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                        Defaults Upon Senior Securities.

None.

Item 4.                        Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2006.

Item 5.                        Other Information.

None.

Item 6.                        Exhibits.

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

10.1

Third Amended and Restated Credit Agreement, dated as of April 25, 2006 among Harrah’s Entertainment, Inc. as Guarantor, Harrah’s Operating Company, Inc. as Borrower, the Lenders named therein, Syndication Agent, Co-Documentation Agents and Administrative Agent. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed April 27, 2006.)

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

*†10.16	Employment Agreement effective January 30, 2006 between Harrah’s Operating Company, Inc. and John M. Boushy.

†10.17

Form of Employment Agreement between Harrah’s Operating Company, Inc. and Charles L. Atwood, Stephen H. Brammell, Janis L. Jones, Virginia E. Shanks, Mary H. Thomas and Timothy J. Wilmott. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

†10.18

Form of Severance Agreement entered into with Charles L. Atwood, John M. Boushy, Stephen H. Brammell, Janis L. Jones, Virginia E. Shanks, Mary H. Thomas, and Timothy J. Wilmott. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

10.19

Form of Indemnification Agreement entered into by The Promus Companies Incorporated and each of its directors and executive officers. (Incorporated by reference to the exhibit to the Registration Statement of Harrah’s Entertainment, Inc. on Form 10, File No. 1-10410, filed on December 13, 1989.)

†10.20

Financial Counseling Plan of Harrah’s Entertainment, Inc. as amended June 1996. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

†10.21

The Promus Companies Incorporated 1996 Non-Management Director’s Stock Incentive Plan dated April 5, 1995. (Incorporated by reference to the exhibit to the Company’s Proxy Statement for the 1995 Annual Meeting of Stockholders, filed April 25, 1995.)

†10.22

Amendment dated February 20, 1997 to 1996 Non-Management Director’s Stock Incentive Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.)

†10.23

Amendment dated as of November 15, 2000 to the 1996 Non-Management Directors Stock Incentive Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

10.24	Summary Plan Description of Executive Term Life Insurance Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)
†10.25	Executive Supplemental Savings Plan dated February 21, 2001. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.)
†10.26

First Amendment, dated May 2, 2001, to the Executive Supplemental Savings Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

†10.27

2001 Restatement of the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, amended and restated effective April 1, 2001. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.)

†10.28

Second Amendment, effective January 1, 2002, to the 2001 Restatement of the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)

†10.29

Third Amendment dated January 1, 2003 to the 2001 Restatement of the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

†10.30

Fourth Amendment dated August 19, 2004 to the 2001 Restatement of the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)

†10.31

Fifth Amendment dated December 16, 2004 to the 2001 Restatement of the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed December 17, 2004.)

†10.32	Executive Supplemental Savings Plan II effective as of January 1, 2005. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed December 17, 2004.)
†10.33

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

†10.35

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

†10.36

Park Place Entertainment Corporation 1998 Independent Director Stock Option Plan. (Incorporated by reference to the exhibit to Amendment No. 1 to the Registration Statement of Park Place Entertainment Corporation on Form S-8, filed June 15, 2000.)

†10.37

The Restated Park Place Entertainment Corporation Executive Deferred Compensation Plan, as restated and amended effective January 1, 2002. (Incorporated by reference to the exhibit to Park Place Entertainment Corporation’s Annual Report on Form 10-K, filed on March 28, 2003.)

†10.38

Caesars Entertainment, Inc. 2004 Long Term Incentive Plan. (Incorporated by reference to the exhibit to the Registration Statement of Caesars Entertainment, Inc. on Form S-8, filed on February 9, 2005.)

†10.39

The Promus Companies Incorporated 1990 Stock Option Plan, as amended July 29, 1994. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.)

†10.40

Amendment, dated April 5, 1995, to The Promus Companies Incorporated 1990 Stock Option Plan as adjusted on December 12, 1996. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

†10.41

Amendment, dated February 26, 1998, to the Harrah’s Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.)

†10.42

Amendment, dated April 30, 1998, to the Harrah’s Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

†10.43

Amendment, dated October 29, 1998, to the Harrah’s Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

†10.44

Amendment, dated as of May 6, 1999, to Harrah’s Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)

†10.45

Amendment, dated as of February 23, 2000, to Harrah’s Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

†10.46	The Promus Companies Incorporated 1990 Restricted Stock Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 1989.)
†10.47

Amendment, dated April 5, 1995, to The Promus Companies Incorporated 1990 Restricted Stock Plan. (Incorporated by reference to the exhibit to the Company’s Proxy Statement for the 1995 Annual Meeting of Stockholders, filed April 25, 1995.)

†10.48

Amendment, dated February 26, 1998, to the Harrah’s Entertainment, Inc. 1990 Restricted Stock Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.)

†10.49

Amendment, dated April 30, 1998, to the Harrah’s Entertainment, Inc. 1990 Restricted Stock Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

†10.50

Amendment, dated October 29, 1998, to the Harrah’s Entertainment, Inc. 1990 Restricted Stock Plan. (Incorporated by reference to the exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

†10.51

Deferred Compensation Plan dated October 16, 1991. (Incorporated by reference from Amendment No. 2 to the Registration Statement of Harrah’s Entertainment, Inc. and Embassy on Form S-1, File No. 33-43748, filed March 18, 1992.)

†10.52

Amendment, dated May 26, 1995, to The Promus Companies Incorporated Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed June 15, 1995.)

†10.53

Amendment dated April 24, 1997, to Harrah’s Entertainment, Inc.’s Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.)

†10.54

Amendment dated as of November 15, 2000 to the Harrah’s Entertainment, Inc. Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

†10.55

Amendment dated as of February 26, 2003 to the Harrah’s Entertainment, Inc. Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

†10.56

Amended and Restated Executive Deferred Compensation Plan dated as of October 27, 1995. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

†10.57

Amendment dated April 24, 1997 to Harrah’s Entertainment, Inc.’s Executive Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.)

10.58

Amendment dated April 30, 1998 to the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

†10.59

Amendment dated October 29, 1998 to the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

†10.60

Restated Amendment, dated July 18, 1996, to Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

†10.61

Amendment dated as of November 15, 2000 to the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

†10.62

Amendment dated as of February 21, 2001 to the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.)

†10.63

Amendment dated as of January 1, 2003 to the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

10.64

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

10.66

Trust Agreement dated June 20, 2001 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.)

†10.67

Time Accelerated Restricted Stock Award Plan (“TARSAP”) program dated December 12, 1996. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

†10.68	TARSAP Deferral Plan dated July 28, 1999. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)
†10.69

Time Accelerated Restricted Stock Award Plan II (TARSAP II) dated April 26, 2000. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

†10.70	Harrah’s Entertainment, Inc. 2000 Senior Executive Incentive Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

†10.71	Harrah’s Entertainment, Inc. 2005 Senior Executive Incentive Plan. (Incorporated by reference from Annex C to the Company’s Proxy Statement, filed March 4, 2004.)
†10.72

Harrah’s Entertainment, Inc. 2001 Executive Stock Incentive Plan. (Incorporated by reference to the exhibit to the Registration Statement on Form S-8 of Harrah’s Entertainment, Inc., File No. 333-63854, filed June 26, 2001.)

†10.73

Amendment dated as of January 1, 2003 to the Harrah’s Entertainment, Inc. 2001 Executive Stock Incentive Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

†10.74

Harrah’s Entertainment, Inc. 2001 Broad-Based Stock Incentive Plan. (Incorporated by reference to the exhibit to the Registration Statement on Form S-8 of Harrah’s Entertainment, Inc., File No. 333-63856 filed June 26, 2001.)

†10.75

The 2001 Restatement of the Harrah’s Entertainment, Inc. Savings And Retirement Plan, effective January 1, 2002. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.)

†10.76

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

†10.77

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

†10.78

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

†10.79	Harrah’s Entertainment, Inc. Amended and Restated 2004 Equity Incentive Award Plan. (Incorporated by reference from the Company’s Proxy Statement filed March 14, 2006, Annex B.)

14

Harrah’s Entertainment, Inc. Code of Business Conduct and Ethics for Principal Officers, adopted February 26, 2003. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 10, 2003.)

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2006.
*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2006.
*32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2006.
*32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2006.

†       Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form pursuant to Item 6 of Form 10-Q.

*                    Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRAH’S ENTERTAINMENT, INC.
May 10, 2006	By:	/s/ ANTHONY D. MCDUFFIE
Anthony D. McDuffie
Senior Vice President, Controller and Chief Accounting Officer