Form 10-K/A
period 2005-12-31
HARRAHS ENTERTAINMENT INC
filed 2006-08-08
CIK 858339

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-10410

HARRAH’S ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	62-1411755 (I.R.S. Employer Identification No.)

One Caesars Palace Drive Las Vegas, Nevada (Address of principal executive offices)	89109 (Zip code)

Registrant’s telephone number, including area code:
(702) 407-6000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.10 per share Special Stock Purchase Rights	NEW YORK STOCK EXCHANGE CHICAGO STOCK EXCHANGE PACIFIC EXCHANGE PHILADELPHIA STOCK EXCHANGE

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

As of January 31, 2006, the Registrant had 184,092,919 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III hereof

EXPLANATORY NOTE

Harrah’s Entertainment, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend our previously filed Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission (“SEC”) on March 14, 2006. The purpose of this Amendment No. 1 is to respond to an informal comment received from the staff of the SEC and amend our disclosures in Item 7 and Item 8 to clarify that, while information is obtained from third parties in the course of the process, management is responsible for the final determination of the purchase price allocations that occur following an acquisition and estimation of the self-insurance accruals.

Except as described above, no other changes have been made to the Form 10-K or the Annual Report to Stockholders, and this Amendment No. 1 does not amend, update or change any other information contained in the Form 10-K. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on March 14, 2006. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Form 10-K, including any amendments to those filings.

In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the complete text of Item 7 and Item 8, is set forth herein, including those portions of the text that have not been amended from that set forth in the original Form 10-K.

The only changes to the text in Item 7 of the original Form 10-K are as follows:

•                  The first paragraph under Strategic Acquisitions (page 32 of the original Form 10-K) was amended to clarify that management is responsible for the final determination of the purchase price allocations that occur following an acquisition.

•                  The second paragraph under Imperial Palace Hotel & Casino (page 33 of the original Form 10-K) was amended to clarify that management will take into account information obtained from third parties in determining the purchase price allocation for the Imperial Palace Hotel & Casino acquisition.

•                  The first paragraph under Goodwill and Other Intangible Assets (page 45 of the original Form 10-K) was amended to clarify that management is responsible for the final determination of the purchase price allocations that occur following an acquisition.

•                  The first paragraph under Self-Insurance Accruals (page 47 of the original Form 10-K) was amended to clarify that management is responsible for the determination of self-insurance accruals.

The only changes to the text in Item 8 of the original Form 10-K are as follows:

•                  The second paragraph under Goodwill and Other Intangible Assets within Note 1-Summary of Significant Accounting Policies (page 57 of the original Form 10-K) was amended to clarify that management is responsible for the final determination of the purchase price allocations that occur following an acquisition.

•                  The first paragraph under Self-Insurance Accruals (page 58 of the original Form 10-K) was amended to clarify that management is responsible for the determination of self-insurance accruals.

•                  The first paragraph under Note 2-Acquistions (page 62 of the original Form 10-K) was amended to clarify that management is responsible for the final determination of the purchase price allocations that occur following an acquisition.

•                  The fourth paragraph under Note 2-Acquisitions (page 63 of the original Form 10-K) was amended to clarify that management will take into account information obtained from third parties in determining the purchase price allocation for the Imperial Palace Hotel & Casino acquisition.

PART II

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

OVERVIEW

2005 was a transformational year for Harrah’s Entertainment as we consummated our acquisition of Caesars Entertainment, Inc. (“Caesars”) on June 13, 2005, and became the world’s largest provider of branded casino entertainment. As a larger company, our strategy is to focus on exploiting the value of our five major brands—Harrah’s, Caesars, Horseshoe, Total Rewards and the World Series of Poker. As we study markets in which we operate, or may operate, we will brand casinos tailored to customers in each market. We are already using our most internationally recognized brand, Caesars, in development plans for several integrated resorts in international jurisdictions. We believe that the customer-relationship marketing and business-intelligence capabilities fueled by Total Rewards, our customer loyalty program, are constantly bringing us closer to our customers so we better understand their preferences, and from that understanding, we are able to improve entertainment experiences we offer accordingly.

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

West	East	North Central	South Central	Managed/Other
Harrah’s Reno	Harrah’s Atlantic City	Harrah’s Joliet	Harrah’s Lake Charles(2)	Harrah’s Ak-Chin
Harrah’s/Harveys Lake Tahoe	Showboat Atlantic City	Harrah’s North Kansas City	Harrah’s New Orleans(2)	Harrah’s Cherokee
Bill’s Harrah’s Las Vegas	Caesars Atlantic City(1)	Harrah’s Council Bluffs	Harrah’s Louisiana Downs	Harrah’s Prairie Band
Harrah’s Laughlin	Bally’s Atlantic City(1)	Bluffs Run	Horseshoe Bossier City	Harrah’s Rincon
Caesars Palace(1)		Harrah’s St. Louis	Horseshoe Tunica	Punta del Este
Paris(1)		Harrah’s Metropolis	Grand Tunica(1)	(Uruguay)(1)
Bally’s Las Vegas(1)		Horseshoe Hammond	Sheraton Tunica(1)	Windsor(1)
Flamingo Las Vegas(1)		Caesars Indiana(1)	Grand Biloxi(1)(2)	S.S. Crystal Symphony(1)(4)
Reno Hilton(1)(3)			Grand Gulfport(1)(2)(3)	S.S. Crystal Serenity(1)(4)
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

Other Factors Affecting Net Income

				Percentage Increase/(Decrease)
(Income)/Expense	2005	2004	2003	05 vs 04		04 vs 03
(In millions)
Write-downs, reserves and recoveries	$248.8	$9.6	$10.5	N/M		(8.6)%
Project opening costs	16.4	9.5	7.4	72.6%		28.4%
Corporate expense	97.7	66.8	52.6	46.3%		27.0%
Merger and integration costs for Caesars acquisition	55.0	2.3	—	N/M		N/M
Amortization of intangible assets	49.9	9.4	4.8	N/M		95.8%
Interest expense, net	481.2	271.8	234.4	77.0%		16.0%
Losses on early extinguishments of debt	3.3	—	19.1	N/M		N/M
Other income	(8.0)	(9.5)	(2.9)	(15.8)%		N/M
Effective tax rate	45.3%	36.1%	36.3%	9.2	pts	(0.2	)pt
Minority interests	$11.9	$8.6	$11.6	38.4%		(25.9)%
Discontinued operations, net of income taxes	27.1	(38.2)	(31.5)	N/M		20.9%

N/M = Not meaningful

Write-downs, reserves and recoveries include various pretax charges to record asset impairments, contingent liability reserves, project write-offs, demolition costs and recoveries of previously recorded reserves and other non-routine transactions. In 2004, we began tracking demolition costs separate from project opening costs. The components of Write-downs, reserves and recoveries were as follows:

(Income)/Expense	2005	2004	2003
(In millions)
Impairment of goodwill and other intangible assets	$194.7	$—	$6.3
Hurricane expense	41.5	—	—
Contribution to The Harrah’s Foundation	10.0	10.0	—
Write-off of abandoned assets and other costs	8.6	4.9	2.6
Demolition costs	6.0	5.8	—
Loss on sale of non-operating assets	4.5	—	—
Settlement of litigation	2.6	3.5	—
Impairment of long-lived assets	1.6	—	2.5
Recoveries from previously impaired assets and reserved amounts	(4.4)	—	(0.9)
Termination of contracts	(16.3)	2.0	—
Reversal of prior year Iowa gaming tax accrual	—	(16.6)	—
	$248.8	$9.6	$10.5

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

STRATEGIC ACQUISITIONS

In the three-year period ended December 31, 2005, we acquired two casino companies, a casino in Las Vegas, Nevada, and certain intellectual property rights. For each of these acquisitions, the purchase price is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determine the estimated fair values after review and consideration of relevant information including discounted cash flow analyses, quoted market prices and our own estimates. For each transaction, the allocation of the purchase price was, or will be, completed within one year from the date of the acquisition. To the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess is allocated to goodwill. Goodwill and intangible assets that are determined to have an indefinite life are not amortized.

The table below summarizes our acquisition transactions completed in the three-year period ending December 31, 2005.  Following the table is a brief review of our acquisitions. All of our acquisition transactions were accounted for as purchases.

Company	Date Acquired	Total Purchase Price(a)	Goodwill Assigned	Number of Casinos	Geographic Location
Imperial Palace	December 2005	$373 million	—	1	Las Vegas, Nevada
Caesars	June 2005	$9.3 billion	$2.0 billion	15	Atlantic City, New Jersey(2)
					Las Vegas, Nevada(4)
					Reno, Nevada
					Laughlin, Nevada
					Biloxi, Mississippi(b)
					Gulfport, Mississippi(c)
					Tunica, Mississippi(2)
					Southern Indiana
					Punta del Este, Uruguay(d)
					Ontario, Canada(e)
Horseshoe Gaming	July 2004	$1.6 billion	$584 million	3	Bossier City, Louisiana
					Hammond, Indiana
					Tunica, Mississippi
Horseshoe Club Operating Company	March 2004	$37 million	—		(f)

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

The results for Imperial Palace are included in our operating results subsequent to its acquisition on December 23, 2005. At December 31, 2005, we assumed that the excess of the purchase price over the net book value of the assets acquired is incremental land cost. We expect to revise the values assigned to the acquired assets after we have reviewed and considered additional information. The purchase price allocation will be completed within one year of the acquisition.

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

(In millions)	2005	2004	2003
Cash provided by operating activities	$614.9	$791.0	$666.8
Capital investments	(1,118.5)	(619.0)	(381.8)
Payments for business acquisitions	(1,942.5)	(1,616.9)	(75.0)
Proceeds from sales of discontinued operations	649.5	197.6	48.6
Insurance proceeds for hurricane losses for discontinued operations	17.4	—	—
Insurance proceeds for hurricane losses for continuing operations	83.7	—	—
Other investing activities	11.4	(60.7)	(14.4)
	(1,684.1)	(1,308.0)	244.2
Cash provided by/(used in) financing activities	1,956.1	1,356.5	(248.0)
Cash (used in)/ provided by discontinued operations	(36.6)	42.6	17.3
Net increase in cash and cash equivalents	$235.4	$91.1	$13.5

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

Guarantees of Third-Party Debt and Other Obligations and Commitments

The following tables summarize our contractual obligations and other commitments as of December 31, 2005.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
(In millions)
Debt	$10,858.1	$6.9	$6,544.9	$771.5	$3,534.8
Capital lease obligations	0.4	0.1	0.2	0.1	—
Estimated interest payments(a)	3,552.4	687.7	1,591.2	476.1	797.4
Operating lease obligations	1,515.4	67.4	141.7	74.6	1,231.7
Purchase orders obligations	62.9	62.9	—	—	—
Guaranteed payments to State of Louisiana	134.8	60.0	74.8	—	—
Community reinvestment	101.9	5.2	15.6	10.7	70.4
Construction commitments	319.0	319.0	—	—	—
Entertainment obligations	127.2	45.8	74.3	2.8	4.3
Other contractual obligations	66.5	25.6	21.4	9.2	10.3
	$16,738.6	$1,280.6	$8,464.1	$1,345.0	$5,648.9

(a)             Estimated interest for variable rate debt is based on rates at December 31, 2005.

	Amount of Commitment Expiration Per Period
Other Commitments	Total amounts committed	Less than 1 year	1-3 years	4-5 years	After 5 years
(In millions)
Guarantees of loans	$265.6	$31.1	$234.5	$—	$—
Letters of credit	118.1	118.1	—	—	—
Minimum payments to tribes	81.7	14.4	42.0	25.3	—

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

Goodwill and Other Intangible Assets

We have approximately $5.2 billion in goodwill and other intangible assets in our Consolidated Balance Sheets resulting from our acquisition of other businesses. The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determine the estimated fair values after review and consideration of relevant information including discounted cash flow analyses, quoted market prices and our own estimates. To the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess is allocated to goodwill.

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

Self-Insurance Accruals

We are self-insured up to certain limits for costs associated with general liability, workers’ compensation and employee health coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. At December 31, 2005 and 2004, we had total self-insurance accruals reflected in our Consolidated Balance Sheets of $198.3 million and $97.6 million, respectively. In estimating these costs, we consider historical loss experience and make judgments about the expected levels of costs per claim. We also rely on consultants to assist in the determination of estimated accruals. These claims are accounted for based on actuarial estimates of the undiscounted claims, including those claims incurred but not reported. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities. We continually monitor the potential for changes in estimates, evaluate our insurance accruals and adjust our recorded provisions.

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

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
March 10, 2006

HARRAH’S ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	December 31,
	2005	2004
Assets
Current assets
Cash and cash equivalents	$724.4	$489.0
Insurance receivables for hurricane damage	87.3	—
Other receivables, less allowance for doubtful accounts of $111.8 and $48.6	340.0	130.5
Deferred income taxes (Note 11)	219.8	30.1
Income tax receivable	77.4	46.0
Prepayments and other	120.7	66.0
Inventories	59.5	25.6
Total current assets	1,629.1	787.2

Land, buildings, riverboats and equipment
Land and land improvements	4,187.7	881.0
Buildings, riverboats and improvements	7,570.7	3,788.4
Furniture, fixtures and equipment	2,429.7	1,649.0
Construction in progress	585.3	202.3
	14,773.4	6,520.7
Less: accumulated depreciation	(2,192.8)	(1,775.7)
	12,580.6	4,745.0
Assets held for sale (Note 4)	375.5	502.6
Goodwill (Notes 2 and 5)	3,135.5	1,354.7
Intangible assets (Notes 2 and 5)	2,017.9	861.4
Investments in and advances to nonconsolidated affiliates (Note 16)	26.1	6.1
Deferred costs and other	752.9	328.6
	$20,517.6	$8,585.6
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$365.2	$174.5
Accrued expenses (Note 7)	1,226.2	577.7
Current portion of long-term debt (Note 8)	7.0	1.8
Total current liabilities	1,598.4	754.0

Liabilities held for sale (Note 4)	12.1	0.8
Long-term debt (Note 8)	11,038.8	5,151.1
Deferred credits and other	324.2	198.5
Deferred income taxes (Note 11)	1,847.4	413.5
	14,820.9	6,517.9
Minority interests	31.6	32.5

Commitments and contingencies (Notes 3, 4, 9, 11 and 13 through 16)

Stockholders’ equity (Notes 6, 8, 15 and 16)
Common stock, $0.10 par value, authorized—720,000,000 shares, outstanding—183,833,358 and 112,732,285 shares (net of 35,639,390 and 36,130,542 shares held in treasury)	18.4	11.3
Capital surplus	5,008.4	1,394.5
Retained earnings	654.4	638.4
Accumulated other comprehensive (loss)/income	(5.3)	1.0
Deferred compensation related to restricted stock	(10.8)	(10.0)
	5,665.1	2,035.2
	$20,517.6	$8,585.6

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated statements.

HARRAH’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Revenues
Casino	$6,071.5	$4,077.7	$3,458.4
Food and beverage	1,097.5	665.5	596.8
Rooms	791.8	390.1	339.0
Management fees	75.6	60.6	72.1
Other	425.9	217.2	190.1
Less: casino promotional allowances	(1,351.3)	(862.8)	(707.5)
Net revenues	7,111.0	4,548.3	3,948.9
Operating expenses
Direct
Casino	3,057.2	2,061.6	1,748.7
Food and beverage	485.1	278.1	255.2
Rooms	151.8	67.0	65.3
Property general, administrative and other	1,474.1	924.8	830.3
Depreciation and amortization	496.5	327.2	294.3
Write-downs, reserves and recoveries (Note 10)	248.8	9.6	10.5
Project opening costs	16.4	9.5	7.4
Corporate expense	97.7	66.8	52.6
Merger and integration costs for Caesars acquisition	55.0	2.3	—
(Income)/losses on interests in nonconsolidated affiliates (Note 16)	(1.2)	0.9	1.0
Amortization of intangible assets (Note 5)	49.9	9.4	4.8
Total operating expenses	6,131.3	3,757.2	3,270.1
Income from operations	979.7	791.1	678.8
Interest expense, net of interest capitalized (Note 12)	(481.2)	(271.8)	(234.4)
Losses on early extinguishments of debt (Note 8)	(3.3)	—	(19.1)
Other income, including interest income	8.0	9.5	2.9
Income from continuing operations before income taxes and minority interests	503.2	528.8	428.2
Provision for income taxes (Note 11)	(227.8)	(190.7)	(155.5)
Minority interests	(11.9)	(8.6)	(11.6)
Income from continuing operations	263.5	329.5	261.1
Discontinued operations (Note 4)
Income from discontinued operations (including gain on disposal of $119.6 in 2005 and loss on disposal of $1.7 in 2003)	67.5	56.6	48.5
Provision for income taxes	(94.6)	(18.4)	(17.0)
(Loss)/income from discontinued operations	(27.1)	38.2	31.5
Net income	$236.4	$367.7	$292.6
Earnings per share—basic
Income from continuing operations	$1.78	$2.97	$2.40
Discontinued operations, net	(0.18)	0.34	0.29
Net income	$1.60	$3.31	$2.69
Earnings per share—diluted
Income from continuing operations	$1.75	$2.92	$2.36
Discontinued operations, net	(0.18)	0.34	0.29
Net income	$1.57	$3.26	$2.65
Dividends declared per share	$1.39	$1.26	$0.60
Weighted average common shares outstanding	148.0	111.2	109.0
Additional shares based on average market price for period applicable to:
Restricted stock	0.5	0.5	0.4
Stock options	1.5	1.2	1.0
Convertible debt	0.2	—	—
Weighted average common and common equivalent shares outstanding	150.2	112.9	110.4

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

HARRAH’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Note 12)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities
Net income	$236.4	$367.7	$292.6
Adjustments to reconcile net income to cash flows from operating activities:
Earnings from discontinued operations, before income taxes	(67.5)	(56.6)	(48.5)
Losses on early extinguishments of debt	3.3	—	19.1
Depreciation and amortization	533.8	361.6	319.7
Write-downs, reserves and recoveries	207.6	0.2	10.5
Deferred income taxes	(30.1)	82.4	104.3
Tax benefit from stock equity plans	29.9	26.8	15.5
Other noncash items	35.8	16.0	18.8
Minority interests’ share of net income	11.9	8.6	11.6
(Income)/losses on interests in nonconsolidated affiliates	(1.2)	0.9	1.0
Returns on investment in nonconsolidated affiliate	1.2	—	—
Net losses from asset sales	14.6	2.3	0.1
Net change in long-term accounts	(80.5)	(51.2)	(32.2)
Net change in working capital accounts	(280.3)	32.3	(45.7)
Cash flows provided by operating activities	614.9	791.0	666.8
Cash flows from investing activities
Payments for businesses acquired, net of cash acquired	(1,942.5)	(1,616.9)	—
Proceeds from sales of discontinued operations	649.5	197.6	48.6
Insurance proceeds for hurricane losses for discontinued operations	17.4	—	—
Insurance proceeds for hurricane losses for continuing operations	83.7	—	—
Escrow payment for Horseshoe acquisition	—	—	(75.0)
Purchase of minority interest in subsidiary	—	(37.5)	—
Land, buildings, riverboats and equipment additions	(1,159.5)	(654.2)	(383.6)
Investments in and advances to nonconsolidated affiliates	(5.5)	(0.3)	(4.2)
Increase in construction payables	41.0	35.2	1.8
Proceeds from other asset sales	37.1	3.8	3.9
Proceeds from sales of ownership interests in nonconsolidated affiliates	2.7	—	0.9
Other	(22.9)	(26.7)	(15.0)
Cash flows used in investing activities	(2,299.0)	(2,099.0)	(422.6)
Cash flows from financing activities
Proceeds from issuance of senior notes, net of discount and issue costs of $20.7, $12.0 and $6.9	2,004.3	738.0	493.1
Borrowings under lending agreements, net of financing costs of $7.6, $6.2 and $15.3	11,599.4	4,157.9	3,368.9
Repayments under lending agreements	(10,522.9)	(3,424.1)	(2,526.2)
Losses on derivative instruments	(7.9)	(0.8)	—
Borrowings under retired bank facility	—	—	161.1
Repayments under retired bank facility	—	—	(1,446.6)
Other short-term repayments	—	—	(60.3)
Early extinguishments of debt	(690.5)	—	(159.5)
Premiums paid on early extinguishments of debt	(4.9)	—	(16.1)
Scheduled debt retirements	(307.5)	(1.6)	(1.6)
Dividends paid	(208.2)	(141.3)	(66.2)
Proceeds from exercises of stock options	106.7	90.0	34.1
Purchases of treasury stock	—	(53.4)	(17.9)
Minority interests’ distributions, net of contributions	(12.2)	(8.9)	(10.6)
Other	(0.2)	0.7	(0.2)
Cash flows provided by/(used in) financing activities	1,956.1	1,356.5	(248.0)
Cash flows from discontinued operations (revised—See Note 1)
Cash flows from operating activities	(23.5)	75.3	69.1
Cash flows from investing activities	(13.1)	(32.7)	(51.8)
Cash flows (used in)/provided by discontinued operations	(36.6)	42.6	17.3
Net increase in cash and cash equivalents	235.4	91.1	13.5
Cash and cash equivalents, beginning of year	489.0	397.9	384.4
Cash and cash equivalents, end of year	$724.4	$489.0	$397.9

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

The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determine the estimated fair values after review and consideration of relevant information including discounted cash flow analyses, quoted market prices and our own estimates. To the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess is allocated to goodwill. Intangible assets determined to have a finite life are amortized on a straight-line basis over the determined useful life of the asset. (See Note 5.)

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

SELF-INSURANCE ACCRUALS.   We are self-insured up to certain limits for costs associated with general liability, workers’ compensation and employee health coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. At December 31, 2005 and 2004, we had total self-insurance accruals reflected on our Consolidated Balance Sheets of $198.3 million and $97.6 million, respectively. In estimating those costs, we consider historical loss experience and make judgments about the expected levels of costs per claim. We also rely on consultants to assist in the determination of estimated accruals. These claims are accounted for based on actuarial estimates of the undiscounted claims, including those claims incurred but not reported. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities. We continually monitor the potential for changes in estimates, evaluate our insurance accruals and adjust our recorded provisions.

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

Note 2—Acquisitions

In the three-year period ended December 31, 2005, we acquired two casino companies, a casino in Las Vegas, Nevada, and certain intellectual property rights. For each of these acquisitions, the purchase price is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determine the estimated fair values after review and consideration of relevant information including discounted cash flow analyses, quoted market prices and our own estimates. For each transaction, the allocation of the purchase price was, or will be, completed within one year from the date of the acquisition. To the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess is allocated to goodwill. Goodwill and intangible assets that are determined to have an indefinite life are not amortized.

The table below summarizes our acquisition transactions completed in the three-year period ending December 31, 2005.

Company	Date Acquired	Total Purchase Price(a)	Goodwill Assigned	Number of Casinos	Geographic Location
Imperial Palace	December 2005	$373 million	—	1	Las Vegas, Nevada
Caesars	June 2005	$9.3 billion	$2.0 billion	15

Atlantic City, New Jersey(2) Las Vegas, Nevada(4) Reno, Nevada Laughlin, Nevada Biloxi, Mississippi(b) Gulfport, Mississippi(c) Tunica, Mississippi(2) Southern Indiana Punta del Este, Uruguay(d) Ontario, Canada(e)

Horseshoe Gaming	July 2004	$1.6 billion	$584 million	3	Bossier City, Louisiana Hammond, Indiana Tunica, Mississippi
Horseshoe Club Operating Company	March 2004	$37 million	—		(f)

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

The following table summarizes the values assigned to the assets acquired and liabilities assumed at the date of acquisition. For purposes of these financial statements, we have assumed that the excess of the purchase price over the net book value of the assets acquired is incremental land cost. We expect to revise the values assigned to the acquired assets after we have reviewed and considered additional information. The purchase price allocation will be completed within one year of the acquisition.

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

CHESTER DOWNS & MARINA.   In July 2004, after receiving Pennsylvania regulatory and certain local approvals, we acquired a 50 percent interest in Chester Downs & Marina, LLC (“CD&M”), an entity licensed to develop a harness-racing facility in southeastern Pennsylvania. Harrah’s Entertainment and CD&M have agreed to develop Harrah’s Chester Downs Casino and Racetrack (“Harrah’s Chester”), a 5/8 -mile harness racetrack facility, approximately six miles south of Philadelphia International Airport.

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

Assets held for sale and liabilities related to assets held for sale of Reno Hilton, Flamingo Laughlin and Grand Casino Gulfport at December 31, 2005, and Harrah’s East Chicago and Harrah’s Tunica at December 31, 2004 are as follows:

	2005	2004
Cash and cash equivalents	$20.9	$12.0
Receivables, net	2.3	—
Inventories	2.3	0.9
Prepayments and other	1.6	—
Property and equipment, net	337.9	271.4
Goodwill	—	206.5
Investments in and advances to nonconsolidated affiliates	—	1.2
Deferred costs and other	1.4	0.2
Total assets held for sale	$366.4	$492.2
Accounts payable	$1.2	$—
Accrued expenses	10.3	0.3
Deferred credits and other	0.1	—
Total liabilities related to assets held for sale	$11.6	$0.3

Note 5—Goodwill and Other Intangible Assets

We account for our goodwill and other intangible assets in accordance with SFAS No. 142, which provides guidance regarding the recognition and measurement of intangible assets, eliminates the amortization of certain intangibles and requires assessments for impairment of intangible assets that are not subject to amortization at least annually.

We determine the fair value of an operating unit as a function, or multiple, of earnings before interest, taxes, depreciation and amortization (“EBITDA”), a common measure used to value and buy or sell cash intensive businesses such as casinos. Based on our annual assessment for impairment as of September 30, 2005, we determined that certain goodwill had been impaired, and we recorded impairment charges of $106.0 million in fourth quarter 2005. These charges relate to goodwill acquired in our 2000 acquisition of a property in Lake Charles, Louisiana, and in our 2002 acquisition of Louisiana Downs. Since our acquisition of the Lake Charles property, competition had intensified in the market and the operating performance was declining. As a result of the operating trends, compounded by the impact of hurricane damage in September 2005, calculations indicated that the entire $56.1 million of goodwill was impaired. This property had no other intangible assets. (See Note 3 for a discussion of the recoverability of its tangible assets.) Based on the historical and projected performance of Louisiana Downs, a thoroughbred racetrack that was expanded to include slot machines in 2003, our analysis indicated that the entire $49.9 million of goodwill associated with this property was impaired. Louisiana Downs’ tangible assets were assessed for impairment applying the provisions of SFAS No. 144,”Accounting for the Impairment or Disposal of Long-Lived Assets,” and our analysis indicated that the carrying value of the tangible assets was not impaired.

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

The following table sets forth changes in goodwill for the years ended December 31, 2004, and December 31, 2005.

Balance at December 31, 2003	$701.1
Additions or adjustments:
Acquisition of Horseshoe Gaming	565.3
Additional payment related to Bluffs Run	72.8
Buyout of minority partners at Louisiana Downs	13.5
Adjustments for taxes related to acquisitions	2.0
Balance at December 31, 2004	1,354.7
Additions or adjustments:
Acquisition of Caesars	1,961.7
Finalization of purchase price allocation for Horseshoe Gaming	18.5
Additional payment related to Bluffs Run	7.9
Adjustments for taxes related to acquisitions	(2.7)
Impairment losses	(204.6)
Balance at December 31, 2005	$3,135.5

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets.

	December 31, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Trademarks	$29.0	$3.1	$25.9	$—	$—	$—
Gaming rights	20.0	0.5	19.5	—	—	—
Contract rights	130.9	21.8	109.1	73.6	10.6	63.0
Customer relationships	739.2	44.9	694.3	113.1	10.4	102.7
	$919.1	$70.3	848.8	$186.7	$21.0	165.7
Nonamortizing intangible assets:
Trademarks			491.1			273.1
Gaming rights			678.0			422.6
			1,169.1			695.7
Total			$2,017.9			$861.4

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

The table below presents quarterly cash dividends per common share that were declared and paid in 2005, 2004 and 2003:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005	$0.33	$0.33	$0.3625	$0.3625
2004	0.30	0.30	0.33	0.33
2003	—	—	0.30	0.30

Note 7—Detail of Certain Balance Sheet Accounts

Accrued expenses consisted of the following as of December 31:

	2005	2004
Payroll and other compensation	$275.1	$150.1
Insurance claims and reserves	198.3	97.6
Accrued interest payable	153.1	65.6
Accrued taxes	114.2	78.8
Other accruals	485.5	185.6
	$1,226.2	$577.7

Note 8—Debt

Long-term debt consisted of the following as of December 31:

	2005	2004
Credit facilities
4.9%-6.25% at December 31, 2005, maturities to 2009	$2,681.0	$1,580.0
Secured Debt
6.0%, maturity 2010	25.0	—
7.1%, maturity 2028	90.9	92.4
5.63%-6.25%, maturities to 2032	3.2	1.3
Unsecured Senior Notes
8.5%, maturity 2006*	413.3	—
7.125%, maturity 2007	494.4	496.5
Floating Rate Notes, maturity 2008	250.0	—
7.5%, maturity 2009*	499.3	—
7.5%, maturity 2009	461.9	499.1
5.5%, maturity 2010	745.0	744.0
8.0%, maturity 2011	497.0	496.5
5.375%, maturity 2013	497.1	496.8
7.0%, maturity 2013*	332.2	—
5.625%, maturity 2015	995.5	—
5.75%, maturity 2017	745.2	—
Floating Rate Contingent Convertible Senior Notes, due 2024*	364.8	—
Unsecured Senior Subordinated Notes
9.375%, maturity 2007*	524.5	—
8.875%, maturity 2008*	436.3	—
7.875%, maturity 2010*	411.5	—
8.125%, maturity 2011*	395.7	—
7.875%, maturity 2005	—	588.0
Other Unsecured Borrowings
Commercial Paper, maturities to 2006	140.9	157.8
LIBOR plus 4.5%, maturity 2010	38.6	—
Other, various maturities	2.1	—
Capitalized Lease Obligations
5.79%-10.0%, maturities to 2008	0.4	0.5
	11,045.8	5,152.9
Current portion of long-term debt	(7.0)	(1.8)
	$11,038.8	$5,151.1

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

Issuer	Date Retired	Debt Extinguished	Face Value Retired
Harrah’s Operating	December 2005	Senior Subordinated Notes due 2005	$ 300.0
Harrah’s Operating	November 2005	Senior Subordinated Notes due 2005	232.2
Caesars	November 2005	Senior Subordinated Notes due 2005	400.0
Harrah’s Operating	February 2005	Senior Subordinated Notes due 2005	58.3
Horseshoe Gaming	August 2004	Senior Subordinated Notes due 2009	534.1
Harrah’s Operating	December 2003	Senior Subordinated Notes due 2005	147.1
Harrah’s Operating	August 2003	Senior Subordinated Notes due 2005	12.4

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

	2005	2004	2003
Impairment of goodwill and other intangible assets	$194.7	$—	$6.3
Hurricane expense	41.5	—	—
Contribution to The Harrah’s Foundation	10.0	10.0	—
Write-off of abandoned assets and other costs	8.6	4.9	2.6
Demolition costs	6.0	5.8	—
Loss on sale of non-operating assets	4.5	—	—
Settlement of litigation	2.6	3.5	—
Impairment of long-lived assets	1.6	—	2.5
Recoveries from previously impaired assets and reserved amounts	(4.4)	—	(0.9)
Termination of contracts	(16.3)	2.0	—
Reversal of prior year Iowa gaming tax accrual	—	(16.6)	—
	$248.8	$9.6	$10.5

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

Note 11—Income Taxes

Our federal and state income tax provision/(benefit) allocable to our Consolidated Statements of Income and our Consolidated Balance Sheets line items was as follows:

	2005	2004	2003
Income from continuing operations before income taxes and minority interests	$227.8	$190.7	$155.5
Discontinued operations	94.6	18.4	17.0
Stockholders’ equity
Unrealized gain/(loss) on available-for-sale securities	—	—	0.2
Unrealized gain/(loss) on derivatives qualifying as cash flow hedges	(3.2)	0.4	—
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(29.9)	(26.8)	(15.5)
	$289.3	$182.7	$157.2

Income tax expense attributable to Income from continuing operations before income taxes and minority interests consisted of the following:

	2005	2004	2003
United States
Current
Federal	$191.2	$100.7	$112.3
State	33.7	12.4	15.2
Deferred	(0.7)	75.9	29.7
Other countries
Current	6.4	—	—
Deferred	(2.8)	1.7	(1.7)
	$227.8	$190.7	$155.5

The differences between the statutory federal income tax rate and the effective tax rate expressed as a percentage of Income from continuing operations before income taxes and minority interests were as follows:

	2005	2004	2003
Statutory tax rate	35.0%	35.0%	35.0%
Increases/(decreases) in tax resulting from:
State taxes, net of federal tax benefit	4.0	1.9	2.7
Foreign income taxes, net of credit	0.5	—	—
Goodwill amortization	10.7	—	0.5
Tax credits	(2.3)	(0.4)	(0.5)
Political contributions/lobbying expenses	0.4	0.3	0.1
Officers’ life insurance/insurance proceeds	(0.6)	(0.9)	(1.1)
Meals and entertainment	0.1	0.1	0.1
Minority interests in partnership earnings	(0.8)	(0.6)	(1.0)
Other	(1.7)	0.7	0.5
Effective tax rate	45.3%	36.1%	36.3%

The components of our net deferred tax balance included in our Consolidated Balance Sheets at December 31 were as follows:

	2005	2004
Deferred tax assets
Compensation programs	$108.5	$72.8
Bad debt reserve	46.0	18.1
Self-insurance reserves	33.0	16.1
Deferred income	6.0	0.8
Debt costs	50.4	—
Foreign tax credit on undistributed foreign earnings	32.1	—
Valuation allowance on foreign tax credit	(29.7)	—
State net operating losses	52.5	54.2
Other	102.4	41.7
Valuation allowance on net operating losses and other deferred state tax assets	(64.4)	(52.9)
	336.8	150.8
Deferred tax liabilities
Property	(1,383.8)	(397.7)
Management and other contracts	(33.4)	(20.2)
Intangibles	(503.0)	(91.1)
Investments in nonconsolidated affiliates	(14.7)	(3.1)
Undistributed foreign earnings	(2.2)	—
Project opening costs and prepaid expenses	(27.3)	(22.1)
	(1,964.4)	(534.2)
Net deferred tax liability	$(1,627.6)	$(383.4)

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

A summary of activity of the 2004 Plan and the Company’s former plans, which are equity compensation plans approved by our stockholders, and the Caesars 2004 Plan subsequent to our acquisition of Caesars on June 13, 2005, for 2003, 2004 and 2005 is as follows:

	Weighted Avg.	Number of Common Shares
	Exercise Price (Per Share)	Options Outstanding	Available For Grant
Balance—January 1, 2003	31.30	8,814,597	4,431,877
Restricted shares issued	N/A	—	(60,061)
Restricted shares canceled	N/A	—	101,934
Granted	43.18	2,968,175	(2,968,175)
Exercised	20.65	(1,754,901)	—
Canceled	40.06	(409,309)	409,309
Rio plans cancellations	12.44	(3,400)	—
Balance—December 31, 2003	36.54	9,615,162	1,914,884
Additional shares authorized	N/A	—	5,000,000
Shares transferred from Directors plan	N/A	—	10,065
Restricted shares issued	N/A	—	(22,000)
Restricted shares canceled	N/A	—	17,761
Granted	52.33	3,197,832	(3,197,832)
Exercised	31.44	(2,817,965)	—
Canceled	45.45	(553,464)	553,464
Balance—December 31, 2004	42.89	9,441,565	4,276,342
Additional shares authorized for Caesars	N/A	—	6,984,018
Issued under the Park Place Entertainment Corporation 1998 Stock Incentive Plan
Granted	28.12	731,000	(731,000)
Exercised	29.68	(90,548)	—
Canceled	33.24	(4,870)	—
Issued under Caesars 2004 Plan
Restricted share units issued (as of merger date)	58.86	—	(65,788)
Restricted share units canceled	58.86	—	10,911
Granted (as of merger date)	51.88	716,210	(716,210)
Exercised	51.12	(342,329)	—
Canceled	57.45	(34,405)	34,405
Issued under the Park Place Entertainment Corporation 1998 Independent Director Stock Option Plan
Granted	33.93	18,182	(18,182)
Restricted shares issued	71.84	—	(117,586)
Restricted shares canceled	24.03	—	40,000
Granted	73.06	4,988,870	(4,988,870)
Exercised	39.79	(2,085,278)	—
Canceled	62.83	(501,301)	501,301
Balance—December 31, 2005	53.83	12,837,096	5,209,341

200,000 shares were authorized for issuance under the 2001 Plan, which is an equity compensation plan not approved by stockholders. No additional shares will be authorized under the 2001 Plan. A summary of activity of this plan is as follows:

	Weighted
	Average	Number of Common Shares
	Exercise Price (Per Share)	Options Outstanding	Available For Grant
Balance—January 1, 2003	$47.03	189,675	10,325
Granted	43.50	22,367	(22,367)
Canceled	46.73	(35,814)	35,814
Balance—December 31, 2003	46.64	176,228	23,772
Restricted shares issued	N/A	—	(495)
Granted	58.74	6,000	(6,000)
Exercised	46.87	(57,888)	—
Canceled	46.33	(12,939)	12,939
Balance—December 31, 2004	47.20	111,401	30,216
Restricted shares issued	66.37	—	(836)
Granted	72.57	29,853	(29,853)
Exercised	46.73	(47,325)	—
Canceled	57.81	(5,855)	5,855
Balance—December 31, 2005	55.35	88,074	5,382

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

The following tables summarize additional information regarding the options, which were granted under the 2001 Plan and were outstanding at December 31:

	2005	2004	2003
Options exercisable at December 31	52,416	50,242	54,918
Weighted average fair value per share of options granted per year	$46.71	$46.77	$47.03

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$43.50 -$47.03	56,471	3.5 years	$46.48	52,416	$46.71
47.04 - 73.95	31,603	6.2 years	71.20	—	—
	88,074			52,416

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

The number and weighted average grant-date fair value of restricted shares granted, and the amortization expense recognized, during 2005, 2004 and 2003, including the TARSAP awards and issues to our Board of Directors after May 1, 2004, were as follows:

	2005	2004	2003
Number of shares granted	118,422	22,495	60,061
Number of shares converted from Caesars plans	65,788	—	—
Weighted average grant price per share	$67.18	$54.00	$45.29
Amortization expense (in millions)	$8.0	$6.7	$8.0
Unvested shares as of December 31	983,231	923,389	1,021,720

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

EXHIBITS

*23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2006.
*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2006.
*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2006.
*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2006.

*                    Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRAH’S ENTERTAINMENT, INC.

August 8, 2006	By:	/s/ Anthony D. McDuffie
Anthony D. McDuffie Senior Vice President, Controller and Chief Accounting Officer