Form 10-Q
period 2006-06-30
HARRAHS ENTERTAINMENT INC
filed 2006-08-08
CIK 858339

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File No. 1-10410

HARRAH’S ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	I.R.S. No. 62-1411755
(State or other jurisdiction	(I.R.S. Employer
or organization)	Identification No.)
One Caesars Palace Drive
Las Vegas, Nevada	89109
(Address of principal executive offices)	(Zip Code)

(702) 407-6000

(Registrant’s telephone number, including area code)

2100 Caesars Palace Drive
Las Vegas, Nevada 89109

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

As of July 31, 2006, there were 185,818,467 shares of the Company’s Common Stock outstanding.

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

Results of operations for interim periods are not necessarily indicative of a full year of operations. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005, as amended by our Form 10-K/A filed on August 8, 2006, and our Current Report on Form 8-K, filed on August 8, 2006, to present Harrah’s Lake Charles as discontinued operations in our consolidated financial statements and notes thereto for the year ended December 31, 2005.

HARRAH’S ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

(In millions, except share amounts)	June 30, 2006	Dec. 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$636.9	$724.4
Insurance receivables for hurricane damage	93.5	87.3
Other receivables, less allowance for doubtful accounts of $114.7 and $111.8	343.6	340.0
Deferred income taxes	228.6	219.8
Income tax receivable	39.5	77.4
Prepayments and other	186.1	120.7
Inventories	62.4	59.5
Total current assets	1,590.6	1,629.1
Land, buildings, riverboats and equipment	15,613.8	14,664.7
Less: accumulated depreciation	(2,453.6)	(2,151.9)
	13,160.2	12,512.8
Assets held for sale (Notes 1 and 10)	89.8	443.3
Goodwill (Notes 3 and 4)	3,243.2	3,135.5
Intangible assets (Notes 3 and 4)	2,008.9	2,017.9
Deferred costs and other	628.9	779.0
	$20,721.6	$20,517.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$370.1	$365.2
Accrued expenses	1,241.3	1,226.2
Current portion of long-term debt (Note 6)	175.0	7.0
Total current liabilities	1,786.4	1,598.4
Liabilities held for sale (Notes 1 and 10)	3.7	12.1
Long-term debt (Note 6)	10,662.5	11,038.8
Deferred credits and other	351.4	324.2
Deferred income taxes	1,922.0	1,847.4
	14,726.0	14,820.9
Minority interests	56.5	31.6
Commitments and contingencies (Notes 6, 8 and 9 through 11)
Stockholders’ equity (Notes 2, 4 and 5)
Common stock, $0.10 par value, authorized—720,000,000 shares, outstanding—185,121,711 and 183,833,358 shares (net of 35,663,423 and 35,639,390 shares held in treasury)	18.5	18.4
Capital surplus	5,101.6	5,008.4
Retained earnings	831.2	654.4
Accumulated other comprehensive loss	(4.8)	(5.3)
Deferred compensation related to restricted stock	(7.4)	(10.8)
	5,939.1	5,665.1
	$20,721.6	$20,517.6

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Second Quarter Ended		Six Months Ended
(In millions, except per share amounts)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenues
Casino	$1,916.2	$1,256.4	$3,814.3	$2,352.7
Food and beverage	386.4	207.0	781.0	377.8
Rooms	312.5	133.0	626.7	233.1
Management fees	21.6	17.4	43.1	32.9
Other	148.2	78.0	286.9	135.5
Less: casino promotional allowances	(411.0)	(268.4)	(821.2)	(489.4)
Total revenues	2,373.9	1,423.4	4,730.8	2,642.6
Operating expenses
Direct
Casino	955.8	623.9	1,871.0	1,168.7
Food and beverage	162.2	86.6	344.5	154.0
Rooms	60.8	24.3	131.1	40.1
Property general, administrative and other	522.4	293.1	1,021.2	541.1
Depreciation and amortization	161.9	103.9	317.9	191.3
Write-downs, reserves and recoveries	7.2	22.4	10.4	25.1
Project opening costs	4.7	3.6	9.1	5.4
Corporate expense	45.7	21.9	88.2	38.3
Merger and integration costs for Caesars acquisition	6.4	16.7	19.8	20.7
Hurricane expense	—	—	0.1	—
(Income)/losses on interests in nonconsolidated affiliates	(1.0)	—	(3.1)	0.2
Amortization of intangible assets	16.1	3.4	35.8	6.9
Total operating expenses	1,942.2	1,199.8	3,846.0	2,191.8
Income from operations	431.7	223.6	884.8	450.8
Interest expense, net of interest capitalized	(162.2)	(88.9)	(326.5)	(167.5)
Losses on early extinguishments of debt	(61.1)	—	(61.1)	(2.2)
Other income, including interest income	1.6	3.2	1.8	3.1
Income from continuing operations before income taxes and minority interests	210.0	137.9	499.0	284.2
Provision for income taxes	(77.7)	(53.6)	(183.3)	(108.9)
Minority interests	(3.6)	(3.0)	(9.5)	(5.5)
Income from continuing operations	128.7	81.3	306.2	169.8
Discontinued operations
(Loss)/income from discontinued operations (including gain on sale of $0, $119.1, $0 and $119.1)	(0.1)	126.6	7.3	150.4
Provision for income taxes	—	(102.1)	(2.5)	(110.6)
(Loss)/income from discontinued operations, net	(0.1)	24.5	4.8	39.8
Net income	$128.6	$105.8	$311.0	$209.6
Earnings per share—basic
Income from continuing operations	$0.70	$0.66	$1.67	$1.44
Discontinued operations, net	—	0.20	0.02	0.33
Net income	$0.70	$0.86	$1.69	$1.77
Earnings per share—diluted
Income from continuing operations	$0.69	$0.65	$1.64	$1.41
Discontinued operations, net	—	0.19	0.02	0.33
Net income	$0.69	$0.84	$1.66	$1.74
Dividends declared per share	$0.36	$0.33	$0.73	$0.66
Weighted average common shares outstanding	184.0	122.7	183.6	118.2
Additional shares based on average market price for period applicable to:
Restricted stock	0.3	0.5	0.3	0.5
Stock options and appreciation rights	2.5	1.8	3.0	1.8
Contingent convertible notes	0.3	0.3	0.3	0.3
Weighted average common and common equivalent shares outstanding	187.1	125.3	187.2	120.8

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
(In millions)	June 30, 2006	June 30, 2005
Cash flows from operating activities
Net income	$311.0	$209.6
Adjustments to reconcile net income to cash flows from operating activities:
Income from discontinued operations, before income taxes	(7.3)	(150.4)
Losses on early extinguishments of debt	61.1	2.2
Depreciation and amortization	334.1	207.3
Write-downs, reserves and recoveries	3.5	6.6
Other noncash items	18.9	12.9
Share-based compensation expense	23.3	—
Deferred income taxes	10.8	(35.1)
Tax benefit from stock equity plans	0.8	23.2
Minority interests’ share of income	9.5	5.5
(Income)/losses on interests in nonconsolidated affiliates	(3.1)	0.2
Returns on investment in nonconsolidated affiliate	1.0	—
Net gains from asset sales	(1.1)	(0.7)
Net change in long-term accounts	(2.6)	(81.5)
Net change in working capital accounts	(67.1)	(110.1)
Cash flows provided by operating activities	692.8	89.7
Cash flows from investing activities
Land, buildings, riverboats and equipment additions	(1,072.0)	(475.6)
Investments in and advances to nonconsolidated affiliates	(0.9)	—
Payment for businesses acquired, net of cash acquired	—	(1,562.2)
Proceeds from sales of discontinued operations	388.5	605.7
Insurance proceeds for hurricane losses for discontinued operations	74.0	—
Insurance proceeds for hurricane losses for continuing operations	58.6	—
Proceeds from sale of long-term investments	49.4	2.7
Proceeds from other asset sales	6.2	13.0
Increase in construction payables	17.4	21.8
Other	(20.2)	3.8
Cash flows used in investing activities	(499.0)	(1,390.8)
Cash flows from financing activities
Borrowings under lending agreements, net of deferred financing costs	3,075.2	4,860.2
Proceeds from issuance of senior notes, net of issue costs	739.1	989.0
Repayments under lending agreements	(3,201.6)	(4,346.7)
Losses on derivative instrument	(2.6)	(7.9)
Scheduled debt retirements	(5.0)	(8.4)
Early extinguishments of debt	(795.0)	(58.3)
Premiums paid on early extinguishments of debt	(55.7)	(2.1)
Dividends paid	(133.9)	(75.0)
Minority interests’ distributions, net of contributions	9.4	(3.6)
Proceeds from exercises of stock options	50.3	90.9
Excess tax benefit from stock equity plans	16.7	—
Other	5.0	(1.3)
Cash flows (used in)/provided by financing activities	(298.1)	1,436.8
Cash flows from discontinued operations
Cash flows from operating activities	20.2	20.6
Cash flows from investing activities	(3.4)	(2.3)
Cash flows provided by discontinued operations	16.8	18.3
Net (decrease)/increase in cash and cash equivalents	(87.5)	154.0
Cash and cash equivalents, beginning of period	724.4	489.0
Cash and cash equivalents, end of period	$636.9	$643.0

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Second Quarter Ended		Six Months Ended
(In millions)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net income	$128.6	$105.8	$311.0	$209.6
Other comprehensive income:
Foreign currency translation adjustments, net of tax provision/(benefit) of $0.1, $0.0, $0.1 and ($0.2)	0.2	1.1	0.2	0.7
Net loss on derivative instruments qualifying as cash flow hedges, net of tax benefit of $0.0, ($6.0), $0.0 and ($3.4)	—	(11.0)	—	(6.3)
Reclassification of loss on derivative instrument from other comprehensive income to net income, net of tax benefit of $0.1, $0.0, $0.2 and $0.0	0.1	0.1	0.3	0.1
	0.3	(9.8)	0.5	(5.5)
Comprehensive income	$128.9	$96.0	$311.5	$204.1

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

Note 1—Basis of Presentation and Organization

Harrah’s Entertainment, Inc. (‘‘Harrah’s Entertainment,’’ the ‘‘Company,’’ ‘‘we,’’ ‘‘our’’ or ‘‘us,’’ and including our subsidiaries where the context requires) is a Delaware corporation. As of June 30, 2006, we own or manage 36 casinos, primarily in 12 states. Our casino entertainment facilities operate primarily under the Harrah’s, Caesars and Horseshoe brand names, and include 19 land-based casinos, 11 riverboat or dockside casinos, four managed casinos on Indian lands, one combination thoroughbred racetrack and casino and one combination greyhound racetrack and casino. In addition, one of our casinos in Mississippi was closed as of June 30, 2006, due to damage suffered from Hurricane Katrina. We view each property as an operating segment and aggregate all operating segments into one reporting segment.

On June 13, 2005, we completed our acquisition of Caesars Entertainment, Inc. (“Caesars”). The results of Caesars properties are included in our operating results subsequent to their acquisition. The purchase price allocation began in June 2005 and was completed in the second quarter of 2006. See Note 4 for further information regarding our acquisition of Caesars.

Certain of our properties were sold during each of the periods presented, and prior to their sales, assets and liabilities of these properties were classified in our Consolidated Condensed Balance Sheets as Assets/Liabilities held for sale, and their operating results through the dates of their sales were presented as discontinued operations. In addition to the completed sales, we have also announced plans to sell certain assets and liabilities of other properties that we have classified as Assets/Liabilities held for sale in our Consolidated Condensed Balance Sheets and have included their results in discontinued operations. See Note 10 for further information regarding discontinued operations.

Note 2—Stock-Based Employee Compensation

In April 2006, our stockholders approved the Harrah’s Entertainment, Inc. Amended and Restated 2004 Equity Incentive Award Plan (the “2004 Plan”), which, among other things, increased the number of shares of common stock that may be issued by 11.5 million. Under the 2004 Plan, non-qualified stock options, restricted stock, stock appreciation rights (“SARs”), performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards and performance-based awards may be granted to employees or consultants of the Company and members of our Board of Directors. Currently, only non-qualified stock options, SARs and restricted stock are outstanding under the 2004 Plan.

Our employees may also be granted restricted stock or options to purchase shares of common stock under the Harrah’s Entertainment, Inc. 2001 Broad-based Stock Incentive Plan (the “2001 Plan”) and certain types of equity awards under the Caesars Entertainment, Inc. 2004 Long Term Incentive Plan (“Caesars 2004 Plan”). Two hundred thousand shares were authorized for issuance under the 2001 Plan, which is an equity compensation plan not approved by stockholders. No additional shares will be authorized under the 2001 Plan. Due to the increase in shares available for issuance under the 2004 Plan approved by our stockholders in April 2006, we have agreed to not grant any additional awards under the Caesars 2004 Plan.

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006
(UNAUDITED)

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, using the modified prospective application, and, therefore, results for prior period have not been restated.

As a result of adopting SFAS No. 123(R), we recognized $11.8 million for stock option and stock appreciation rights expense for second quarter 2006 and $23.3 million for stock option and stock appreciation rights expense for the six months ended June 30, 2006. This expense is included in Corporate expense in our 2006 Consolidated Condensed Statement of Income. The total income tax benefit recognized for the quarter and six months ended June 30, 2006, was approximately $4.4 million and $8.7 million, respectively. The incremental expense for stock options impacted diluted earnings per share by $0.04 and $0.08 for the quarter and six months ended June 30, 2006, respectively.

Prior to the adoption of SFAS No. 123(R), we accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation expense was recorded as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had adopted SFAS No. 123(R) in the prior period.

	Second Quarter Ended	Six Months Ended
(In millions, except per share amounts)	June 30, 2005	June 30, 2005
Net income, as reported	$105.8	$209.6
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(5.3)	(10.8)
Pro forma net income	$100.5	$198.8
Earnings per share:
Basic—as reported	$0.86	$1.77
Basic—pro forma	0.82	1.68
Diluted—as reported	0.84	1.74
Diluted—pro forma	0.80	1.63

Stock Options

Stock option awards typically vest in equal installments on January 1 following the grant date and on January 1 in each of the two subsequent years and allow the option holder to purchase stock over specified periods of time, generally seven years from the date of grant, at a fixed price equal to the market value at the date of grant.

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is a rate based upon the historical volatility of our stock. The expected term is based upon observation of actual time elapsed between the date of grant and exercise of options for all employees. No stock options were awarded in the first six months of 2006. The assumptions and resulting

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006
(UNAUDITED)

fair values of options granted in second quarter 2005 and the six months ended June 30, 2005 are as follows:

	Second Quarter Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Expected volatility	32.6%	32.6%
Expected dividend yield	2.0%	2.0%
Expected term (in years)	4.6	4.6
Risk-free interest rate	3.8%	3.8%
Weighted average fair value per share of options granted	$20.82	$20.81

The following table presents our stock options granted, exercised and forfeited/expired during the first six months of 2006 and includes exercised and forfeited/expired shares from our acquired companies’ stock plans.

	Weighted Avg. Exercise Price	Number of Options Outstanding	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value
	(Per Share)			(in millions)
Balance—January 1, 2006	$53.84	12,925,170
Granted	N/A	—
Exercised	37.03	(780,902)
Forfeited/expired	59.21	(121,552)
Balance—March 31, 2006	54.87	12,022,716	5.0	$285.1
Granted	N/A	—
Exercised	45.23	(479,215)
Forfeited/expired	65.63	(78,796)
Balance—June 30, 2006	55.20	11,464,705	4.8	$190.9
Exercisable at June 30, 2006	$47.61	6,643,513	4.3	$157.5

The total intrinsic value of options exercised was $17.1 million and $46.0 million, respectively, during the quarter and six months ended June 30, 2006 and $33.7 million and $64.2 million, respectively, during the quarter and six months ended June 30, 2005. The total fair value of shares vested during the second quarter and first six months of 2006 was $0.2 million and $58.7 million, respectively. The total fair value of shares vested during the second quarter and first six months of 2005 was $0.1 million and $47.0 million, respectively. As of June 30, 2006, there was $62.7 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options, which is expected to be recognized over a weighted average period of 1.1 years.

Cash received from option exercises was $21.7 million during the second quarter of 2006 and $50.6 million during the first six months of 2006. The tax benefit realized for the tax deduction from option exercises totaled $6.0 million and $16.1 million in the quarter and six months ended June 30, 2006, respectively. In the second quarter and six months ended June 30, 2005, cash received from option

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006
(UNAUDITED)

exercises was $41.7 million and $91.2 million, respectively, and the tax benefit realized for the tax deduction from option exercises totaled $11.9 million and $22.7 million, respectively.

Stock Appreciation Rights

SARs typically vest in equal installments on January 1 following the grant date and on January 1 in each of the two subsequent years. However, awards issued in July 2006 will vest in equal installments on June 30 following the grant date and on June 30 in each of the two subsequent years. SARs allow the holder to receive a payment, in cash or stock, equal to the excess of the fair market value of a specified number of shares of stock on the date the SARs are exercised over an exercise price per share, which typically is the fair market value on the date the SARs were granted.

The fair value of SARs at the date of grant was estimated using the Black-Scholes pricing model. The expected volatility is a rate based upon the historical volatility of our stock over a time period commensurate with the expected term of the SARs. The expected term is based upon past experience of actual time elapsed between the date of grant and exercise of options for employee groups with similar exercise behaviors. No SARs were awarded prior to first quarter 2006. The assumptions and resulting fair values of SARs granted in second quarter 2006 and the six months ended June 30, 2006 are as follows:

	Second Quarter Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Expected volatility	28.1%	32.5%
Expected dividend yield	1.8%	2.0%
Expected term (in years)	4.6	5.8
Risk-free interest rate	4.3%	4.6%
Weighted average fair value per share of options granted	$20.36	$23.59

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006
(UNAUDITED)

The following table presents our SARs granted, exercised and forfeited/expired during the first six months of 2006.

	Weighted Avg. Exercise Price	Number of SARs Outstanding	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value
	(Per Share)			(in millions)
Balance—January 1, 2006	$—	—
Granted	71.23	98,059
Exercised	—	—
Forfeited/expired	—	—
Balance—March 31, 2006	71.23	98,059	6.9
Granted	80.39	6,362
Exercised	—	—
Forfeited/expired	—	—
Balance—June 30, 2006	71.78	104,421	6.6	$—
Exercisable at June 30, 2006	$—	—	—	$—

SARs were first issued in first quarter 2006, and no SARs were exercised in the six months ended June 30, 2006. No SARs vested during the first six months of 2006. As of June 30, 2006, there was $2.0 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested SARs, which is expected to be recognized over a weighted average period of 1.4 years.

Restricted Stock

Restricted shares granted have restrictions that may include, but not be limited to, the right to vote, receive dividends on or transfer the restricted stock. Restricted shares may be subject to forfeiture during a specified period or periods prior to vesting. The shares issued under the 2004 Plan generally vest in equal installments on January 1 following the grant date and on January 1 in each of the two subsequent years. However, awards issued in July 2006 will vest in equal installments on June 30 following the grant date and on June 30 in each of the two subsequent years. The compensation arising from a restricted stock grant is based upon the market price at the grant date. Such expense is deferred and amortized to expense over the vesting period.

Members of the Board of Directors can receive either 50% or 100% of his or her director fees in restricted shares. Shares issued to Board members as director fees cannot be disposed of until at least six months after the date of grant.

Pursuant to a Time Accelerated Restricted Stock Award Plan (“TARSAP”), certain key executives were granted restricted stock awards. A portion of these awards were eligible, but did not qualify, for earlier annual vesting beginning in 2003 based on the Company’s financial performance in each year. With one exception, the remaining unvested shares will vest on January 1, 2007, if the executive continues in active employment until that date. One executive need not be employed on January 1, 2007, to vest. The expense arising from TARSAP awards is being amortized over the periods in which the restrictions lapse.

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006
(UNAUDITED)

The following table presents the number and weighted average grant-date fair values of restricted shares granted, vested and forfeited during the six months ended June 30, 2006, including the TARSAP awards and issues to our Board of Directors.

	Grant Date Fair Value	Number of Shares
	(Per Share)
Unvested shares—January 1, 2006	$36.69	983,231
Granted	71.25	35,945
Vested	56.82	(61,002)
Forfeited	66.34	(11,945)
Unvested shares—March 31, 2006	36.33	946,229
Granted	79.38	8,321
Vested	71.18	(8,360)
Forfeited	71.61	(6,702)
Unvested shares—June 30, 2006	36.15	939,488

For the quarter and six months ended June 30, 2006, we recognized $2.3 million and $4.7 million, respectively, of compensation expense related to restricted stock. The total tax benefit recognized for the quarter and six months ended June 30, 2006, was $0.1 million and $0.6 million, respectively. For the quarter and six months ended June 30, 2005, we recognized $1.9 million and $3.4 million, respectively, of compensation expense related to restricted stock. The total tax benefit recognized for the quarter and six months ended June 30, 2005, was none and $0.5 million, respectively. As of June 30, 2006, there was $10.8 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock, which is expected to be recognized over a weighted average period of 1.2 years.

Note 3—Goodwill and Other Intangible Assets

The following table sets forth changes in our goodwill for the period ended June 30, 2006.

(In millions)
Balance at December 31, 2005	$3,135.5
Additions or adjustments	107.7
Impairment losses	—
Balance at June 30, 2006	$3,243.2

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006
(UNAUDITED)

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets.

	June 30, 2006			December 31, 2005
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Trademarks	$31.0	$6.5	$24.5	$29.0	$3.1	$25.9
Gaming rights	36.6	1.4	35.2	20.0	0.5	19.5
Contract rights	131.7	29.7	102.0	130.9	21.8	109.1
Customer relationships	654.2	68.8	585.4	739.2	44.9	694.3
	$853.5	$106.4	747.1	$919.1	$70.3	848.8
Nonamortizing intangible assets:
Trademarks			570.2			491.1
Gaming rights			691.6			678.0
			1,261.8			1,169.1
Total			$2,008.9			$2,017.9

The aggregate amortization expense for the quarter and six months ended June 30, 2006, for those assets that are amortized under the provisions of SFAS No. 142 was $16.1 million and $35.8 million, respectively. Estimated annual amortization expense for those assets for the years ending December 31, 2006, 2007, 2008, 2009 and 2010 is $72.1 million, $72.1 million, $70.6 million, $68.2 million and $60.4 million, respectively.

Note 4—Acquisitions

Caesars Entertainment

On June 13, 2005, we completed our acquisition of 100% of the outstanding shares of Caesars, pursuant to an Agreement and Plan of Merger. The aggregate purchase price was approximately $9.3 billion, which consisted of $1.9 billion of cash, $3.3 billion of Harrah’s Entertainment’s common stock, assumption of Caesars debt with a fair value of approximately $4.0 billion (including value assigned to conversion rights of contingent convertible notes), assumption of employee stock grants valued at $98 million and acquisition costs of approximately $59 million. We issued approximately 67.9 million shares of our common stock, the fair value of which was based on a five-day average of the closing price two days before and two days after the terms of the acquisition were agreed to and announced.

The results of the Caesars properties are included with our operating results subsequent to their acquisition on June 13, 2005. Until the purchase price allocation was finalized in second quarter 2006, depreciation and amortization related to the Caesars acquisition was estimated based on our preliminary purchase price allocation and was adjusted according to the final purchase price allocation.

See Note 10 for a discussion of certain operations of Caesars which have been classified as held for sale.

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006
(UNAUDITED)

In connection with the Caesars acquisition, we engaged consultants and dedicated internal resources to plan for and execute the merger and integration of Caesars into Harrah’s Entertainment. These costs are reflected in Merger and integration costs for Caesars acquisition in our Consolidated Condensed Statements of Income.

The purchase price allocation for the Caesars acquisition was completed in second quarter 2006. We finalized our review and consideration of the relevant information, including additional support for the valuation of land in the Las Vegas market and for the values assigned to acquired customer relationships, finalized assessments of the exposures we assumed for certain contingent liabilities and determined proper deferred tax assets and liabilities. The following table summarizes the fair values of the assets and liabilities assumed at the date of the acquisition.

(In millions)	At June 13, 2005
Current assets	$820.9
Land, buildings, riverboats and equipment	7,549.1
Long-term assets	232.8
Intangible assets	1,230.7
Goodwill	2,065.3
Total assets acquired	11,898.8
Current liabilities	(978.3)
Deferred income taxes	(1,630.6)
Long-term debt	(3,842.2)
Total liabilities assumed	(6,451.1)
Net assets acquired	$5,447.7

Of the $1,230.7 million of acquired intangible assets, $200.0 million has been assigned to gaming rights that are not subject to amortization and $297.0 million has been assigned to trademarks that are not subject to amortization. The remaining intangible assets include customer relationships estimated at $625.4 million (14-year weighted-average useful life), contract rights of $57.3 million (7-year estimated life), gaming rights of $20.0 million (20-year estimated useful life) and trademarks of $31.0 million (5-year estimated useful life). The weighted average useful life of all amortizing intangible assets related to the Caesars acquisition is approximately 13 years.

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

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006
(UNAUDITED)

•       Our sale of Harrah’s East Chicago and Harrah’s Tunica.

	Second Quarter Ended	Six Months Ended
(In millions, except per share amounts)	June 30, 2005	June 30, 2005
Net revenues	$2,216.6	$4,406.6
Income from operations	$239.8	$514.0
Income from continuing operations	$54.0	$135.5
Net income	$55.5	$142.0
Earnings per share—diluted
From continuing operations	$0.29	$0.74
Net income	$0.30	$0.77

Pro forma results for the six months ended June 30, 2005, include non-recurring charges of $154.8 million recorded by Caesars related to the change in control of the company, which, for Caesars’ stock incentive plan, became effective on March 11, 2005, when Caesars’ stockholders approved the merger with Harrah’s Entertainment.

These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had the acquisition and sale been completed as of the beginning of 2005, or of future results.

Imperial Palace Hotel & Casino

On December 23, 2005, we acquired the assets of the Imperial Palace Hotel & Casino (“Imperial Palace”) in Las Vegas, Nevada, for approximately $373.3 million, including acquisition costs of $3.3 million. No debt was assumed in the transaction. The Imperial Palace occupies an 18.5 acre site on the Las Vegas Strip that is situated between Harrah’s Las Vegas and the Flamingo and is across the Strip from Caesars Palace. This acquisition is one of a number of moves designed to strategically position our Company for development in Las Vegas. The results of Imperial Palace are included in our operating results subsequent to its acquisition on December 23, 2005.

For purposes of these financial statements, we have assumed that the excess of the purchase price over the net book value of the assets acquired is land cost. Values assigned to assets, including land, may be revised after we have reviewed and considered additional information. The purchase price allocation will be completed within one year of the acquisition.

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

Special stock, $1.125 par value, 5,000,000 shares authorized—

Series A Special Stock, 4,000,000 shares designated

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006
(UNAUDITED)

Subsequent to the end of second quarter 2006, our Board of Directors determined to allow Harrah’s Entertainment’s stockholder rights plan to expire, by its terms, without renewal on October 5, 2006. The rights issued under the stockholders rights plan are exercisable only if a person or group acquires 15% or more of Harrah’s Entertainment common stock or announces a tender offer for 15% or more of the common stock.

In February 2006, our Board of Directors authorized the purchase of 3.5 million shares of common stock in the open market and negotiated purchases through the end of 2006. As of June 30, 2006, no shares have been repurchased under this authorization.

In April 2006, the Company declared a regular cash dividend of 36.25 cents per share, which was paid on May 24, 2006, to stockholders of record as of the close of business on May 10, 2006. The Company has paid quarterly cash dividends since third quarter 2003. Subsequent to the end of second quarter 2006, we declared a quarterly cash dividend of 40 cents per share, an increase of 10.3% over previous dividends, payable on August 23, 2006, to stockholders of record as of the close of business on August 9, 2006.

Note 6—Debt

At June 30, 2006, $1.2 billion, face amount, of our senior notes that are due within one year are classified as long-term in our Consolidated Condensed Balance Sheet because the Company has both the intent and the ability to refinance these notes.

Credit Agreement

As of June 30, 2006, our credit facilities (the “Credit Agreement”) provides for up to $4.0 billion in borrowings, maturing on April 25, 2011. The Credit Agreement contains a provision that would allow an increase in the borrowing capacity to $5.0 billion, if mutually acceptable to the Company and the lenders. Interest on the Credit Agreement is based on our debt ratings and leverage ratio and is subject to change. As of June 30, 2006, the Credit Agreement bore interest based upon 47.5 basis points over LIBOR and bore a facility fee for borrowed and unborrowed amounts of 15 basis points, a combined 62.5 basis points. At our option, we may borrow at the prime rate under the Credit Agreement. As of June 30, 2006, $2.6 billion in borrowings was outstanding under the Credit Agreement with an additional $73.0 million committed to back letters of credit. After consideration of these borrowings, but before consideration of amounts borrowed under our commercial paper program, $1.4 billion of additional borrowing capacity was available to the Company as of June 30, 2006.

Contingent Convertible Senior Notes

Included in the debt assumed in the Caesars acquisition is $375 million Floating Rate Contingent Convertible Senior Notes due 2024. The notes bear interest at an annual rate equal to the three month LIBOR, adjusted quarterly. The interest rate on these notes was 5.1% at June 30, 2006. The notes are convertible into cash and shares of common stock in the following circumstances:

•       during any fiscal quarter, if the closing sale price of the Company’s common stock for 20 out of the last 30 consecutive trading days during the previous quarter is more than 120% of the Conversion Price of the notes;

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006
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

Holders may convert any outstanding notes into cash and shares of the Company’s common stock at a conversion price per share of $67.28 (the “Conversion Price”) at June 30, 2006. This represents a conversion rate of approximately 14.8633 shares of common stock per $1,000 principal amount of notes (the “Conversion Rate”). Subject to certain exceptions described in the indenture covering these notes, at the time the notes are tendered for conversion the value (the “Conversion Value”) of the cash and shares of the Company’s common stock, if any, to be received by a holder converting $1,000 principal amount of the notes will be determined by multiplying the Conversion Rate by the “Ten Day Average Closing Stock Price,” which equals the average of the closing per share prices of the Company’s common stock on the New York Stock Exchange on the ten consecutive trading days beginning on the second trading day following the day the notes are submitted for conversion. The Conversion Value will be delivered to holders as follows: (1) an amount in cash (the “Principal Return”) equal to the lesser of (a) the aggregate Conversion Value of the notes to be converted and (b) the aggregate principal amount of the notes to be converted, and (2) if the aggregate Conversion Value of the notes to be converted is greater than the Principal Return, any amount in shares (the “Net Shares”) equal to the aggregate Conversion Value less the Principal Return (the “Net Share Amount”). The Company will pay the Principal Return and deliver the Net Shares, if any, as promptly as practicable after determination of the Net Share Amount. The number of Net Shares to be paid will be determined by dividing the Net Share Amount by the Ten Day Average Closing Stock Price.

The Conversion Price decreases when cash dividends are declared so that the Conversion Price equals the price determined by multiplying the Conversion Price in effect immediately prior to the record date for such dividend by a fraction, (i) the numerator of which is the average of the pre-dividend sale price, as defined in the agreement, minus the amount of the cash dividend, and (ii) the denominator of which is the pre-dividend sale price. As a result of the 2006 quarterly cash dividends, the Conversion Price was adjusted from $67.92 at December 31, 2005, to $67.28 at June 30, 2006.

The notes are redeemable by the Company at any time on or after April 20, 2009, at 100% of the principal amount of the notes plus accrued and unpaid interest. Holders may require the Company to purchase all or a portion of these notes on April 15, 2009, 2014, or 2019 at 100% of the principal amount of the notes plus accrued and unpaid interest. The notes are unsecured obligations, rank equal with our other senior indebtedness and are senior to all of our subordinated indebtedness.

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006
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

As of June 30, 2006, we have one interest rate swap agreement for a notional amount of $200 million. The difference to be paid or received under the terms of the interest rate swap agreement is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreement will have a corresponding effect on future cash flows. The major terms of the interest rate swap are as follows:

Effective Date	Type of Hedge	Fixed Rate Received	Variable Rate Paid as of June 30, 2006	Notional Amount	Maturity Date
				(In millions)
Jan. 30, 2004	Fair Value	7.125%	9.549%	$200	June 1, 2007

The net income statement impact of the interest rate swaps in the second quarter and the first six months of 2006 was a charge of approximately $0.4 million and $4.9 million, respectively.

The Company’s remaining interest rate swap qualifies for the “shortcut” method allowed under SFAS No. 133, which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments.

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006
(UNAUDITED)

Commercial Paper

To provide the Company with cost-effective borrowing flexibility, we have a $200 million commercial paper program that is used to borrow funds for general corporate purposes. At June 30, 2006, $134.2 million was outstanding under this program.

Shelf Registration

To provide for additional financing flexibility, Harrah’s Entertainment, in connection with its wholly-owned subsidiary, Harrah’s Operating Company, Inc. (“HOC”), filed a shelf registration statement with the Securities and Exchange Commission in April 2006 for a variety of securities, including Harrah’s Entertainment’s common stock or HOC debt securities. The issue price of Harrah’s common stock or the terms and conditions of HOC debt securities, which may be guaranteed by Harrah’s Entertainment, will be determined by market conditions at the time of issuance. The shelf registration statement is available until April 2009.

Pursuant to our shelf registration, in June 2006, we issued $750 million 6.5% Senior Notes due 2016. Net proceeds of $739.1 million were used to reduce outstanding indebtedness, to consummate the debt tender offers for our 7.5% and 8.0% Senior Notes due in 2009 and 2011, respectively, and for general working capital purposes.

Retirement of Debt

In June 2006, we completed tender offers for a portion of our 7.5% Senior Notes due in 2009 and our 8.0% Senior Notes due in February 2011. $363.7 million, face amount, of the 7.5% notes were retired, leaving $136.3 million outstanding, and $428.0 million, face amount, of the 8.0% notes were retired, leaving $72.0 million outstanding. In connection with these retirements of debt, we recorded charges in second quarter of $61.1 million representing premiums paid and the write-off of unamortized deferred financing costs.

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

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006
(UNAUDITED)

Note 7—Supplemental Cash Flow Disclosures

Cash Paid for Interest and Taxes

The following table reconciles our Interest expense, net of interest capitalized, per the Consolidated Condensed Statements of Income, to cash paid for interest:

	Six Months Ended
(In millions)	June 30, 2006	June 30, 2005
Interest expense, net of interest capitalized	$326.5	$167.5
Adjustments to reconcile to cash paid for interest:
Net change in accruals	14.2	(77.0)
Amortization of deferred finance charges	(4.4)	(4.7)
Net amortization of discounts and premiums	35.7	3.4
Cash paid for interest, net of amount capitalized	$372.0	$89.2
Cash payments for income taxes, net of refunds	$120.0	$327.8

Note 8—Commitments and Contingent Liabilities

Contractual Commitments

We continue to pursue additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties, guarantees by the Company of third-party debt and development completion guarantees.

The agreements under which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled payments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations of the Indian-owned properties to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. As of June 30, 2006, our aggregate monthly commitment for the minimum guaranteed payment pursuant to these contracts for the four managed Indian-owned facilities now open, which extend for periods of up to 65 months from June 30, 2006, is $1.2 million. The maximum exposure for the minimum guaranteed payments to the tribes is unlikely to exceed $74.5 million.

We may guarantee all or part of the debt incurred by Indian tribes, with which we have entered into management contracts, to fund development or expansion of casino facilities on the Indian lands. For all existing guarantees of Indian debt, we have obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, that the value of such property would satisfy our obligations in the event these guarantees were enforced. Additionally, we have received limited waivers from the Indian tribes of their sovereign immunity to allow us to pursue our rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006
(UNAUDITED)

interest is taken. The aggregate outstanding balance as of June 30, 2006, of Indian debt that we have guaranteed was $198.3 million. Our maximum obligation under all of our debt guarantees, including Indian debt guarantees, is $222.8 million. Our obligations under these debt guarantees extend through April 2009.

Some of our guarantees of the debt for casinos on Indian lands were modified during 2003, resulting in the requirement under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to recognize a liability for the estimated fair value of those guarantees. Liabilities, representing the fair value of our guarantees, and corresponding assets, representing the portion of our management fee receivable attributable to our agreements to provide the related guarantees, were recorded and are being amortized over the lives of the related agreements. We estimate the fair value of the obligations by considering what premium would have been required by us or by an unrelated party. The amounts recognized represent the present value of the premium in interest rates and fees that would have been charged to the tribes if we had not provided the guarantees. The unamortized balances of the liability for the guarantees and of the related assets at June 30, 2006, were $3.4 million.

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

In addition to the guarantees discussed above, as of June 30, 2006, we had commitments and contingencies of $894.8 million, including construction-related commitments.

Severance Agreements

As of June 30, 2006, we have severance agreements with 35 of our senior executives, which provide for payments to the executives in the event of their termination after a change in control, as defined. These agreements provide, among other things, for a compensation payment of 1.5 to 3.0 times the executive’s average annual compensation, as defined, as well as for accelerated payment or accelerated vesting of any compensation or awards payable to the executive under any of our incentive plans. The estimated amount, computed as of June 30, 2006, that would be payable under the agreements to these executives based on the compensation payments and stock awards aggregated approximately $187.4 million. The estimated amount that would be payable to these executives does not include an estimate for the tax gross-up payment, provided for in the agreements, that would be payable to the executive if the executive becomes entitled to severance payments which are subject to federal excise tax imposed on the executive.

Self-Insurance

We are self-insured for various levels of general liability, workers’ compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims.

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006
(UNAUDITED)

Note 9—Litigation

Certain of our legal proceedings are reported in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005, with material developments since that report described below. We are involved in various inquiries, administrative proceedings and litigation relating to contracts, sales of property and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, we believe that the final outcome of these matters will not have a material adverse effect upon our consolidated financial position or our results of operations.

On November 13, 2000, Catskill Development, LLC, Mohawk Management, LLC and Monticello Raceway Development Company, LLC (collectively, “Catskill Development”) filed an action captioned Catskill Development LLC, et al. vs. Park Place Entertainment Corporation, et al., against Caesars in the United States District Court for the Southern District of New York. Catskill Development alleges tortious interference with contract and prospective business relationships, unfair competition and state anti-trust violations pertaining to a proposed gaming facility to be developed by Catskill Development and the Tribe, and seeks over $2 billion in compensatory damages and over $2 billion in punitive damages. The District Court granted summary judgment to Caesars and dismissed the complaint in its entirety. The plaintiffs appealed the District Court’s decision to the United States Court of Appeals for the Second Circuit. The Court of Appeals referred the matter back to the District Court to resolve jurisdictional issues. The Company believes this matter to be without merit and will continue to vigorously contest the case.

On October 15, 2001, Scutti Enterprises, LLC (“Scutti”) filed an action against Caesars in the Supreme Court of the State of New York, County of Monroe (subsequently removed to United States District Court for the Western District of New York). The action arises out of Scutti’s efforts to redevelop and manage the Saint Regis Mohawk Bingo Palace. Scutti alleges tortious interference with contract and prospective business relationships, unfair competition and state anti-trust violations and seeks over $500 million in compensatory damages and unspecified punitive damages. The District Court entered summary judgment, in Caesars favor, on all of the claims. The United States Court of Appeals for the Second Circuit affirmed the District Court on the claim for tortious interference with prospective business relations, the only claim appealed. Scutti filed a motion for reconsideration, which was denied. The Company believes this matter to be without merit and will continue to vigorously contest this matter.

Note 10—Discontinued Operations

In first quarter 2006, we determined that Harrah’s Lake Charles should be classified as discontinued operations. In May 2006, we signed a definitive agreement to sell the two subsidiaries that own the Harrah’s Lake Charles business. These assets are classified in Assets held for sale in our Consolidated Condensed Balance Sheets, and we have ceased depreciating these assets. 2006 results for Harrah’s Lake Charles are presented as discontinued operations and 2005 results have been reclassified to conform to the 2006 presentation. No gain or loss is expected on this sale.

In December 2005, we reached an agreement to sell the Grand Casino Gulfport assets in their “as is” condition, and those assets were included in Assets held for sale in our Consolidated Condensed Balance Sheets. The sale was completed in March 2006. No gain or loss was recorded on the sale.

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006
(UNAUDITED)

Included in the Caesars acquisition were Reno Hilton, Flamingo Laughlin Casino and a hotel in Halifax, Nova Scotia, that we determined to classify as Assets/Liabilities held for sale in our Consolidated Condensed Balance Sheets, and their operating results are presented as part of our discontinued operations through the dates of their sales. We sold the Halifax hotel in November 2005, Flamingo Laughlin in May 2006, and Reno Hilton in June 2006. No gains or losses were recorded on these sales.

On April 26, 2005, we sold the assets and certain related liabilities of Harrah’s East Chicago and Harrah’s Tunica to an unrelated third party. Until their sale, Harrah’s East Chicago and Harrah’s Tunica were classified in Assets/Liabilities held for sale in our Consolidated Condensed Balance Sheets, and their results, including the related gain of the sale, were presented as discontinued operations. We reported a pre-tax gain of approximately $119.6 million on the sale of these two properties in the second quarter of 2005.

Summary operating results for the discontinued operations for 2006 reflect the operating results of Harrah’s Lake Charles and of Grand Casino Gulfport, Reno Hilton and Flamingo Laughlin through the dates of their sales in March 2006, June 2006 and May 2006, respectively. Discontinued operations for 2005 include results of Harrah’s East Chicago and Harrah’s Tunica through the date of their sale in April 2005 (including the gain on the sale), Harrah’s Lake Charles and Grand Casino Gulfport, Reno Hilton, Flamingo Laughlin and the Halifax hotel since their acquisition on June 13, 2005.

	Second Quarter Ended		Six Months Ended
(In millions)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net revenues	$44.3	$79.4	$106.2	$213.3
Pretax income from discontinued operations	$(0.1)	$126.6	$7.3	$150.4
Discontinued operations, net of tax	$(0.1)	$24.5	$4.8	$39.8

Assets held for sale and liabilities related to assets held for sale of Harrah’s Lake Charles at June 30, 2006, and Reno Hilton, Flamingo Laughlin, Grand Casino Gulfport and Harrah’s Lake Charles at December 31, 2005, are as follows:

(In millions)	June 30, 2006	December 31, 2005
Cash and cash equivalents	$—	$20.9
Receivables, net	—	2.3
Inventories	—	2.3
Prepayments and other	—	1.6
Property and equipment, net	59.7	405.7
Deferred costs and other	—	1.4
Total assets held for sale	$59.7	$434.2
Accounts payable	$—	$1.2
Accrued expenses	0.6	10.3
Deferred credits and other	2.4	0.1
Total liabilities related to assets held for sale	$3.0	$11.6

HARRAH’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006
(UNAUDITED)

Note 11—Hurricane Damaged Properties

Hurricanes Katrina and Rita hit the Gulf Coast in third quarter 2005 and caused significant damage to our assets in Biloxi and Gulfport, Mississippi, and New Orleans and Lake Charles, Louisiana. The current status of the impacted operations is as follows:

•       We expect to re-open Grand Casino Biloxi in August 2006 in a smaller facility and to unveil plans later for a destination resort in Biloxi.

•       We sold the Gulfport assets in their “as is” condition during first quarter 2006. No gain or loss was recognized as a result of this disposition. We will retain all insurance proceeds related to the Gulfport property.

•       Our New Orleans property re-opened on February 17, 2006.

•       We have signed a definitive agreement to sell the two subsidiaries that own our Lake Charles operations to another casino company. We will retain all insurance proceeds related to the Lake Charles operations.

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

We have written off property and inventories that were destroyed by the hurricanes and recorded receivables in anticipation of insurance proceeds that will reimburse us for those losses and for expenses that we expect to recover under our insurance programs. As of June 30, 2006, we had received approximately $277.2 million in advances from our insurance carriers related to the hurricane damaged properties and had net receivables of $205.5 million for which we believe collection is probable. The receivable balance is segregated between current and long-term in our Consolidated Condensed Balance Sheet in relation to the nature and classification of the item to be recovered. Our insurance claims and recovery amounts are based on replacement costs and business interruption, including lost profits, and are unrelated to, and likely to be substantially larger than, the receivable recorded.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial position and operating results of Harrah’s Entertainment, Inc. (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as ‘‘Harrah’s Entertainment,’’ the ‘‘Company,’’ ‘‘we,’’ ‘‘our’’ and ‘‘us’’) for the second quarter and the first six months of 2006 and 2005, updates, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our 2005 Annual Report on Form 10-K, as amended by our Form 10-K/A filed on August 8, 2006, and our Current Report on Form 8-K, filed on August 8, 2006, to present Harrah’s Lake Charles as discontinued operations in our consolidated financial statements and notes thereto for the year ended December 31, 2005.

OVERVIEW

Results for the second quarter and the first six months of 2006 set records for the Company with revenues 66.8% and 79.0% higher, respectively, than in the second quarter and first six months of 2005 and income from operations 93.1% and 96.3% higher, respectively, than in the same periods last year. Increases were driven by our acquisition of Caesars Entertainment, Inc. (“Caesars”) on June 13, 2005, and higher results at most of our properties. Net income, which was 21.6% higher in second quarter and 48.4% higher in the first six months of 2006 than in the same periods last year, was impacted by losses on early retirements of debt of $61.1 million and higher interest expense. Diluted earnings per share were lower than in the corresponding periods last year due to the additional shares issued in connection with the Caesars acquisition.

Significant events that occurred during the first six months of 2006 are listed below. These items are discussed in greater detail elsewhere in our discussion of operating results.

•       In June, we retired $363.7 million, face value, of our 7.5% Senior Notes due in 2009 and $428.0 million, face value, of our 8.0% Senior Notes due in 2011

•       In June, we issued $750 million of 6.5% Senior Notes due 2016

•       In June, the sale of Reno Hilton, which was acquired from Caesars, was consummated

•       In May, the sale of Flamingo Laughlin, which was acquired from Caesars, was consummated

•       In May, we signed a definitive agreement to acquire the remaining assets of Casino Magic Biloxi in their “as is” condition

•       In May, we signed a definitive agreement to sell two of our subsidiaries that own businesses in Lake Charles, Louisiana

•       In April, the terms of our credit facility were amended to lower the interest rate and extend the maturity

•       In March, we sold the remaining assets of Grand Casino Gulfport in their “as is” condition

•       Horseshoe Council Bluffs opened March 15, 2006, and is the first property to be re-branded under the Horseshoe brand

•       Harrah’s New Orleans re-opened on February 17, 2006, after being closed for almost six months due to Hurricane Katrina

•       We began expensing stock options and stock appreciation rights in 2006

•       We announced plans to re-open Grand Casino Biloxi in August of 2006

OPERATING RESULTS AND DEVELOPMENT PLANS

Overall

	Second Quarter		Percentage Increase/		First Six Months		Percentage Increase/
(In millions, except earnings per share)	2006	2005	(Decrease)		2006	2005	(Decrease)
Casino revenues	$1,916.2	$1,256.4	52.5%		$3,814.3	$2,352.7	62.1%
Total revenues	2,373.9	1,423.4	66.8%		4,730.8	2,642.6	79.0%
Income from operations	431.7	223.6	93.1%		884.8	450.8	96.3%
Income from continuing operations	128.7	81.3	58.3%		306.2	169.8	80.3%
Net income	128.6	105.8	21.6%		311.0	209.6	48.4%
Earnings per share—diluted
From continuing operations	0.69	0.65	6.2%		1.64	1.41	16.3%
Net income	0.69	0.84	(17.9)%		1.66	1.74	(4.6)%
Operating margin	18.2%	15.7%	2.5	pts	18.7%	17.1%	1.6	pts

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

Hurricane Damaged Properties

Hurricanes Katrina and Rita hit the Gulf Coast in third quarter 2005 and caused significant damage to our assets in Biloxi and Gulfport, Mississippi, and New Orleans and Lake Charles, Louisiana. The current status of the impacted operations is as follows:

•       We expect to re-open Grand Casino Biloxi in August 2006 in a smaller facility and to unveil plans later for a destination resort in Biloxi.

•       We sold the Gulfport assets in their “as is” condition during first quarter 2006. No gain or loss was recognized as a result of this disposition. We will retain all insurance proceeds related to the Gulfport property.

•       Our New Orleans property re-opened on February 17, 2006.

•       We have signed a definitive agreement to sell the two subsidiaries that own our Lake Charles operations to another casino company. We will retain all insurance proceeds related to the Lake Charles operations.

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

We have written off property and inventories that were destroyed by the hurricanes and recorded receivables in anticipation of insurance proceeds that will reimburse us for those losses and for expenses that we expect to recover under our insurance programs. As of June 30, 2006, we had received approximately $277.2 million in advances from our insurance carriers related to the hurricane damaged properties and had net receivables of $205.5 million for which we believe collection is probable. The receivable balance is segregated between current and long-term in our Consolidated Condensed Balance Sheet in relation to the nature and classification of the item to be recovered. Our insurance claims and recovery amounts are based on replacement costs and business interruption, including lost profits, and are unrelated to, and likely to be substantially larger than, the receivable recorded.

Las Vegas Results

	Second Quarter		Percentage Increase/		First Six Months		Percentage Increase/
(In millions)	2006	2005	(Decrease)		2006	2005	(Decrease)
Casino revenues	$408.8	$180.2	N/M		$830.7	$339.6	N/M
Total revenues	803.3	316.1	N/M		1,629.0	564.9	N/M
Income from operations	209.7	79.5	N/M		443.8	149.3	N/M
Operating margin	26.1%	25.2%	0.9	pts	27.2%	26.4%	0.8	pts

N/M = Not Meaningful

Record second quarter revenues and income from operations in 2006 were driven by the addition of the properties acquired from Caesars and from the acquisition of Imperial Palace. Acquired properties contributed $556.5 million in total revenues and $148.7 million in income from operations to our second quarter 2006 Las Vegas results. In the second quarter of 2005, the Caesars properties contributed $77.8 million in total revenues and $15.5 million in income from operations subsequent to their acquisition on June 13, 2005.

For the six months ended June 30, 2006, increases were driven by the results from the Caesars properties for the full six months in 2006 vs. seventeen days in 2005 and results from Imperial Palace, which was acquired in December 2005. Strong visitation and cross-market play also contributed to the strong performance. The Caesars properties contributed $1,127.1 million in revenues and $312.8 million in income from operations in the first six months of 2006.

Atlantic City Results

	Second Quarter		Percentage Increase/		First Six Months		Percentage Increase/
(In millions)	2006	2005	(Decrease)		2006	2005	(Decrease)
Casino revenues	$537.2	$272.9	96.8%		$1,044.2	$464.9	N/M
Total revenues	521.0	259.0	N/M		1,011.2	442.2	N/M
Income from operations	124.2	63.8	94.7%		220.0	106.5	N/M
Operating margin	23.8%	24.6%	(0.8	)pts	21.8%	24.1%	(2.3	)pts

N/M = Not Meaningful

Second quarter increases in revenues and income from operations in Atlantic City were due to the contributions from the Caesars properties. The two properties acquired from Caesars contributed $300.7 million in total revenues and $70.6 million in income from operations to our second quarter 2006 results. In second quarter 2005, the Caesars properties contributed $53.6 million to total revenues and $10.9 million to income from operations in the seventeen days of the quarter that we owned them.

Increases in revenues and income from operations in the first six months of 2006 were due to the contributions from the Caesars properties. The two properties acquired from Caesars contributed $581.4 million in total revenues and $118.4 million in income from operations to our results for the six months ended June 30, 2006.

Casinos in Atlantic City were closed from July 5 until July 8, 2006, as non-essential state agencies, including the New Jersey Casino Control Commission, shut down due to lack of a budget agreement for the state. In New Jersey, Casino Control Commission Inspectors must be on site in order for casinos to operate.

A luxury retail shopping complex at Caesars Atlantic City opened partially in June 2006 and is expected to attract visitation to our center Boardwalk properties.

Construction is underway on an upgrade and expansion of Harrah’s Atlantic City, which will include a new hotel tower with approximately 1,000 rooms, a casino expansion and a retail and entertainment complex. We expect the retail and entertainment center to open in early 2007 and the new hotel tower to open in the second quarter of 2008. This project is expected to cost approximately $550 million, $29.2 million of which had been spent as of June 30, 2006.

Louisiana/Mississippi Results

	Second Quarter		Percentage Increase/		First Six Months		Percentage Increase/
(In millions)	2006	2005	(Decrease)		2006	2005	(Decrease)
Casino revenues	$331.2	$268.4	23.4%		$634.6	$510.0	24.4%
Total revenues	337.5	266.7	26.5%		643.2	504.4	27.5%
Income from operations	62.8	40.9	53.5%		128.0	82.2	55.7%
Operating margin	18.6%	15.3%	3.3	pts	19.9%	16.3%	3.6	pts

Grand Casino Gulfport was sold in March 2006, and the decision was made in first quarter 2006 to sell Harrah’s Lake Charles. Results of Grand Casino Gulfport and Harrah’s Lake Charles are classified as discontinued operations and are, therefore, not included in our Louisiana/Mississippi grouping.

Combined second quarter revenues and income from operations from our properties in Louisiana and Mississippi were higher than in the second quarter of 2005 due to contributions of the Caesars properties and gains at Harrah’s New Orleans and the Horseshoe properties. The Caesars properties contributed

$85.6 million in total revenues and $12.9 million in income from operations in second quarter of 2006 compared to $23.8 million in total revenues and $3.3 million in income from operations for the seventeen days that we owned these properties in the second quarter of 2005.

For the six months ended June 30, 2006, combined revenues and income from operations from our properties in Louisiana and Mississippi were higher than in the first six months of 2005 due to contributions of the Caesars properties that were acquired in June 2005 and strong performances by other properties in that grouping. Harrah’s New Orleans re-opened February 17, 2006, after being closed for almost six months as a result of Hurricane Katrina. The Caesars properties contributed $176.6 million in total revenues and $31.4 million in income from operations in the first six months of 2006.

Construction resumed in fourth quarter 2005 on the 450-room hotel at Harrah’s New Orleans, which is scheduled to open in September 2006. This project is expected to cost approximately $172 million, $140.2 million of which had been spent as of June 30, 2006.

In March 2006, we announced plans to re-open Grand Casino Biloxi in the first phase of plans to create a destination resort on the Mississippi Gulf Coast. Pending regulatory approval, Grand Casino Biloxi will open in August 2006 with approximately 650 slot machines and 20 table games, a 500-room hotel, restaurants and other amenities. We expect to announce preliminary plans for a world-class resort in Biloxi later in 2006. In May 2006, we signed a definitive agreement to acquire the remaining assets of Casino Magic Biloxi. The transaction, which is subject to regulatory approvals, is expected to close in the fourth quarter of 2006.

Iowa/Missouri Results

	Second Quarter		Percentage Increase/		First Six Months		Percentage Increase/
(In millions)	2006	2005	(Decrease)		2006	2005	(Decrease)
Casino revenues	$189.1	$179.5	5.3%		$383.9	$360.8	6.4%
Total revenues	199.5	181.5	9.9%		400.6	364.7	9.8%
Income from operations	33.8	28.8	17.4%		65.4	62.5	4.6%
Operating margin	16.9%	15.9%	1.0	pts	16.3%	17.1%	(0.8	)pts

Combined second quarter 2006 revenues and income from operations at our Iowa and Missouri properties increased over last year’s second quarter, driven by increased visitation and capital investments in those markets.

For the six months ended June 30, 2006, revenues and income from operations were 9.8% and 4.6% higher, respectively, than in the first six months of 2005 primarily due to improved performance of Harrah’s St. Louis.

In March 2006, following an $87 million renovation and expansion, the former Bluffs Run Casino officially became Horseshoe Council Bluffs. Horseshoe Council Bluffs is the first property to be converted to a Horseshoe since we acquired the brand. The Bluffs Run Greyhound Racetrack remains in operation at the property.

Illinois/Indiana Results

	Second Quarter		Percentage Increase/		First Six Months		Percentage Increase/
(In millions)	2006	2005	(Decrease)		2006	2005	(Decrease)
Casino revenues	$310.5	$234.9	32.2%		$632.1	$449.9	40.5%
Total revenues	300.5	224.4	33.9%		612.2	429.9	42.4%
Income from operations	54.1	44.8	20.8%		116.4	86.0	35.3%
Operating margin	18.0%	20.0%	(2.0	)pts	19.0%	20.0%	(1.0	)pts

Combined second quarter 2006 revenues and income from operations increased over last year’s second quarter revenues and income from operations due primarily to results from Caesars Indiana, which was acquired on June 13, 2005, and favorable results from Harrah’s Joliet. Favorable results were partially offset by new taxes assessed by Illinois and road construction disruptions near Horseshoe Hammond. Caesars Indiana contributed $85.1 million in total revenues and $15.1 million in income from operations in second quarter 2006 compared to $13.6 million in total revenues and $2.3 million in income from operations for the seventeen days that we owned them in second quarter 2005.

Results for the first six months of 2006 were driven by the same factors that drove second quarter 2006 results in Illinois/Indiana. Caesars Indiana contributed $172.3 million in total revenues and $29.6 million in income from operations in the first six months of 2006.

Construction was completed at the end of June on a $70 million project that added a 258-room hotel and event center at Harrah’s Metropolis.

Construction began in second quarter 2006 on the renovation and expansion of Horseshoe Hammond, which will include a two-level entertainment vessel including a 108,000 square-foot casino. The project is expected to cost approximately $485 million, $16.0 million of which had been spent as of June 30, 2006. The project, which is subject to regulatory approvals, is tentatively scheduled for completion in mid-2008.

Other Nevada Results

	Second Quarter		Percentage Increase/		First Six Months		Percentage Increase/
(In millions)	2006	2005	(Decrease)		2006	2005	(Decrease)
Casino revenues	$126.2	$117.3	7.6%		$245.9	$224.2	9.7%
Total revenues	158.5	146.7	8.0%		311.4	285.4	9.1%
Income from operations	25.7	21.3	20.7%		49.1	36.9	33.1%
Operating margin	16.2%	14.5%	1.7	pts	15.8%	12.9%	2.9	pts

Second quarter 2006 revenues and income from operations from our Nevada properties outside of Las Vegas were 8.0% and 20.7% higher, respectively, than in second quarter 2005. The results were driven by strong visitation to the markets.

For the first six months of 2006, revenues and income from operations from our Nevada properties outside of Las Vegas were 9.1% and 33.1% higher, respectively, than in the same period last year. The results were driven by strong visitation to the markets and favorable weather conditions in northern Nevada during first quarter of 2006 compared to first quarter last year.

Managed/International/Other

	Second Quarter		Percentage Increase/	First Six Months		Percentage Increase/
(In millions)	2006	2005	(Decrease)	2006	2005	(Decrease)
Casino revenues	$13.2	$3.2	N/M	$42.9	$3.3	N/M
Total revenues	53.6	29.0	84.8%	123.2	51.1	N/M
Loss from operations	(26.5)	(16.9)	(56.8)%	(29.9)	(13.6)	N/M

Managed, international and other results include income from our managed properties, results of our international properties and certain marketing and administrative expenses, including development costs, and income from our non-consolidated subsidiaries. Favorable results from our managed casinos and properties acquired from Caesars were more than offset by significantly higher development costs. Costs for pursuit of projects and concept development were $17.5 million and $32.3 million in the second quarter and first six months, respectively, of 2006.

Other Factors Affecting Net Income

	Second Quarter		Percentage Increase/		First Six Months		Percentage Increase/
(In millions)	2006	2005	(Decrease)		2005	2004	(Decrease)
(Income)/expense
Write-downs, reserves and recoveries	$7.2	$22.4	(67.9)%		$10.4	$25.1	(58.6)%
Project opening costs	4.7	3.6	(30.6)%		9.1	5.4	68.5%
Corporate expense	45.7	21.9	N/M		88.2	38.3	N/M
Merger and integration costs for Caesars	6.4	16.7	(61.7)%		19.8	20.7	(4.3)%
Amortization of intangible assets	16.1	3.4	N/M		35.8	6.9	N/M
Interest expense, net	162.2	88.9	82.5%		326.5	167.5	94.9%
Losses on early extinguishments of debt	61.1	—	N/M		61.1	2.2	N/M
Other income	(1.6)	(3.2)	(50.0)%		(1.8)	(3.1)	(41.9)%
Effective tax rate	37.7%	39.7%	(2.0	)pts	37.5%	39.1%	(1.6	)pts
Minority interests	$3.6	$3.0	20.0%		$9.5	$5.5	72.7%
Discontinued operations, net of income taxes	0.1	(24.5)	N/M		(4.8)	(39.8)	(87.9)%

N/M = Not Meaningful

Write-downs, reserves and recoveries include various pretax charges to record demolition costs, conversion charges, litigation settlement, recoveries of previously recorded charges and other nonroutine transactions.

Project opening costs include costs incurred in connection with expansion and re-branding projects at various properties.

Corporate expense increased in second quarter and the first six months of 2006 from the prior year due to the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” in first quarter 2006, incremental corporate expense arising from the Caesars transaction and the cost of transforming our corporate centers to manage the combined company. Our second quarter and first six months of 2006 financial results include $11.8 million and $23.3 million, respectively, in expense due to the implementation of SFAS No. 123(R). Due to the timing of our annual stock awards grant, our expense will be higher in the last half of 2006 than it was in the first half.

Merger and integration costs for Caesars include costs for consultants and dedicated internal resources executing the plans for the integration of Caesars into Harrah’s Entertainment.

Amortization of intangible assets was higher in the second quarter and first six months of 2006 than in the same periods last year due to amortization of intangible assets acquired from Caesars on June 13, 2005.

Interest expense increased in the second quarter and first six months of 2006 from the same periods in  2005 due to debt assumed in the Caesars acquisition, increased borrowings related to our acquisition of Caesars and higher interest rates on our variable-rate debt. The average interest rate on our variable-rate debt, excluding the impact of our swap agreement, was 5.7% and 3.9% at June 30, 2006 and 2005, respectively. A change in interest rates will impact our financial results. For example, assuming a constant outstanding balance for our variable-rate debt for the next twelve months, a hypothetical 1% change in corresponding interest rates would change interest expense for the next twelve months by approximately $35.6 million, or $8.9 million per quarter. Our variable-rate debt, including $200 million of fixed-rate debt for which we have entered into interest rate swap agreements, represents approximately 33% of our total debt, while our fixed-rate debt is approximately 67% of our total debt. Included in first six months 2006 interest expense is $3.6 million to adjust the liability to market value of interest rate swaps that were terminated during the quarter. (For discussion of our interest rate swap agreement, see DEBT AND LIQUIDITY, Derivative Instruments.)

Losses on early extinguishments of debt represents premiums paid and the write-off of unamortized deferred financing costs associated with the June 2006 retirement of portions of our 7.5% Senior Notes due in January 2009 and our 8.0% Senior Notes due in February 2011 and with the February 2005 retirement of a portion of our 7.875% Senior Subordinated Notes due in December 2005.

Other (income)/expense was lower in second quarter and first six months of 2006 than in same periods last year due primarily to lower miscellaneous non-operating income in 2006 compared to non-operating losses in 2005, partially offset by lower interest income on the cash surrender value of life insurance policies.

The effective tax rates for both periods are higher than the federal statutory rate due primarily to state income taxes. Our effective tax rate was lower in second quarter and the first six months of 2006 than in second  quarter and first six months in the prior year due to changes in the mix of taxable income among various states.

Minority interests reflect minority owners’ shares of income from our majority owned subsidiaries.

2006 Discontinued operations reflect the results of Reno Hilton, Flamingo Laughlin and Grand Casino Gulfport prior to their sales and of Harrah’s Lake Charles. Grand Casino Gulfport was sold in March 2006, Flamingo Laughlin was sold in May 2006 and Reno Hilton was sold in June 2006. 2005 results were restated to reflect the results of Harrah’s Lake Charles in Discontinued operations. Discontinued operations for 2005 also included Harrah’s East Chicago and Harrah’s Tunica, which were sold in April 2005.

CAPITAL SPENDING AND DEVELOPMENT

In addition to the development and expansion projects discussed in the OPERATING RESULTS AND DEVELOPMENT PLANS section, we have a 50 percent interest in Chester Downs & Marina, LLC (“CD&M”), an entity developing a harness-racing facility in southeastern Pennsylvania. Harrah’s Entertainment and CD&M are developing Harrah’s Chester Casino and Racetrack (“Harrah’s Chester”), a 5/8-mile harness racetrack facility located approximately six miles south of Philadelphia International Airport. Construction is underway at the property, and we expect racing and simulcasting to begin in September 2006. We will open the casino upon receipt of a gaming license and other regulatory approvals, which we expect to receive in 2007. This project is expected to cost approximately $425 million, $143.8 million of which had been spent as of June 30, 2006. We expect to have spent approximately $340 million by the end of 2006. We will provide financing for the project or obtain external financing, which we may guarantee, and we are consolidating CD&M in our financial statements.

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

Our planned development projects and future projects that may develop as we explore options throughout the world, if they go forward, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. Cash needed to finance projects currently under development as well as additional projects pursued is expected to be made available from operating cash flows, bank borrowings (see DEBT AND LIQUIDITY), joint venture partners, specific project financing, guarantees of third-party debt and, if necessary, additional debt and/or equity offerings. Our capital spending for the first six months of 2006 totaled approximately $1.1 billion. Estimated total capital expenditures for 2006 are expected to be between $2.0 billion and $2.2 billion, excluding estimated expenditures for development opportunities that we have not yet identified.

DEBT AND LIQUIDITY

We generate substantial cash flows from operating activities, as reflected on the Consolidated Condensed Statements of Cash Flows. These cash flows reflect the impact on our consolidated operations of the success of our marketing programs, our strategic acquisitions and on-going cost containment focus. For the first six months of 2006 and 2005, we reported cash flows from operating activities of $692.8 million and $89.7 million, respectively.

We use the cash flows generated by the Company to fund reinvestment in existing properties for both refurbishment and expansion projects, pursue growth opportunities via strategic acquisitions of existing companies or properties and new development opportunities, as well as to return capital to our shareholders in the form of stock repurchase programs and dividends. When necessary, we supplement the cash flows generated by our operations with funds provided by financing activities.

Our cash and cash equivalents totaled approximately $636.9 million at June 30, 2006, compared to $643.0 million at June 30, 2005.

At June 30, 2006, $1.2 billion, face amount, of our senior notes due within one year are classified as long-term in our Consolidated Condensed Balance Sheet because the Company has both the intent and the ability to refinance these notes. The majority of the remaining balance of our debt is due in 2008 and beyond. Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows. Long-term obligations are expected to be paid through operating cash flows, refinancing of debt, joint venture partners or, if necessary, additional debt and/or equity offerings.

Credit Agreement

As of June 30, 2006, our credit facility (the “Credit Agreement”) provides for up to $4.0 billion in borrowings, maturing on April 25, 2011. The Credit Agreement contains a provision that would allow an increase in the borrowing capacity to $5.0 billion, if mutually acceptable to the Company and the lenders. Interest on the Credit Agreement is based on our debt ratings and leverage ratio and is subject to change. As of June 30, 2006, the Credit Agreement bore interest based upon 47.5 basis points over LIBOR and bore a facility fee for borrowed and unborrowed amounts of 15 basis points, a combined 62.5 basis points. At our option, we may borrow at the prime rate under the Credit Agreement. As of June 30, 2006, $2.6 billion in borrowings was outstanding under the Credit Agreement with an additional $73.0 million committed to back letters of credit. After consideration of these borrowings, but before consideration of amounts borrowed under our commercial paper program, $1.4 billion of additional borrowing capacity was available to the Company as of June 30, 2006.

Contingent Convertible Senior Notes

Included in the debt assumed in the Caesars acquisition is $375 million Floating Rate Contingent Convertible Senior Notes due 2024. The notes bear interest at an annual rate equal to the three month LIBOR, adjusted quarterly. The interest rate on these notes was 5.1% at June 30, 2006. The notes are convertible into cash and shares of common stock in the following circumstances:

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

Holders may convert any outstanding notes into cash and shares of the Company’s common stock at a conversion price per share of $67.28 (the “Conversion Price”) at June 30, 2006. This represents a conversion rate of approximately 14.8633 shares of common stock per $1,000 principal amount of notes (the “Conversion Rate”). Subject to certain exceptions described in the indenture covering these notes, at the time the notes are tendered for conversion the value (the “Conversion Value”) of the cash and shares of the Company’s common stock, if any, to be received by a holder converting $1,000 principal amount of the notes will be determined by multiplying the Conversion Rate by the “Ten Day Average Closing Stock Price,” which equals the average of the closing per share prices of the Company’s common stock on the

New York Stock Exchange on the ten consecutive trading days beginning on the second trading day following the day the notes are submitted for conversion. The Conversion Value will be delivered to holders as follows: (1) an amount in cash (the “Principal Return”) equal to the lesser of (a) the aggregate Conversion Value of the notes to be converted and (b) the aggregate principal amount of the notes to be converted, and (2) if the aggregate Conversion Value of the notes to be converted is greater than the Principal Return, any amount in shares (the “Net Shares”) equal to the aggregate Conversion Value less the Principal Return (the “Net Share Amount”). The Company will pay the Principal Return and deliver the Net Shares, if any, as promptly as practicable after determination of the Net Share Amount. The number of Net Shares to be paid will be determined by dividing the Net Share Amount by the Ten Day Average Closing Stock Price.

The Conversion Price decreases when cash dividends are declared so that the Conversion Price equals the price determined by multiplying the Conversion Price in effect immediately prior to the record date for such dividend by a fraction, (i) the numerator of which is the average of the pre-dividend sale price, as defined in the agreement, minus the amount of the cash dividend, and (ii) the denominator of which is the pre-dividend sale price. As a result of the 2006 quarterly cash dividends, the Conversion Price was adjusted from $67.92 at December 31, 2005, to $67.28 at June 30, 2006.

The notes are redeemable by the Company at any time on or after April 20, 2009, at 100% of the principal amount of the notes plus accrued and unpaid interest. Holders may require the Company to purchase all or a portion of these notes on April 15, 2009, 2014, or 2019 at 100% of the principal amount of the notes plus accrued and unpaid interest. The notes are unsecured obligations, rank equal with our other senior indebtedness and are senior to all of our subordinated indebtedness.

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

As of June 30, 2006, we have one interest rate swap agreement for a notional amount of $200 million. The difference to be paid or received under the terms of the interest rate swap agreement is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreement will have a corresponding effect on future cash flows. The major terms of the interest rate swap are as follows:

Effective Date	Notional Amount	Fixed Rate Received	Variable Rate Paid as of June 30, 2006	Next Reset Date	Maturity Date
	(In millions)
Jan. 30, 2004	$200	7.125%	9.549%	Dec. 1, 2006	June 1, 2007

The net income statement impact of the interest rate swaps in the second quarter and the first six months of 2006 was a charge of approximately $0.4 million and $4.9 million, respectively.

The Company’s remaining interest rate swap qualifies for the “shortcut” method allowed under SFAS No. 133, which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments.

Commercial Paper

To provide the Company with cost-effective borrowing flexibility, we have a $200 million commercial paper program that is used to borrow funds for general corporate purposes. At June 30, 2006, $134.2 million was outstanding under this program.

Shelf Registration

To provide for additional financing flexibility, Harrah’s Entertainment, in connection with its wholly-owned subsidiary, Harrah’s Operating Company, Inc. (“HOC”), filed a shelf registration statement with the Securities and Exchange Commission in April 2006 for a variety of securities, including Harrah’s Entertainment’s common stock or HOC debt securities. The issue price of Harrah’s common stock or the terms and conditions of HOC debt securities, which may be guaranteed by Harrah’s Entertainment, will be determined by market conditions at the time of issuance. The shelf registration statement is available until April 2009.

Pursuant to our shelf registration, in June 2006, we issued $750 million 6.5% Senior Notes due 2016. Net proceeds of $740.1 million were used to reduce outstanding indebtedness, to consummate the debt tender offers for our 7.5% and 8.0% Senior Notes due in 2009 and 2011, respectively, and for general working capital purposes.

Retirement of Debt

In June 2006, we completed tender offers for a portion of our 7.5% Senior Notes due in 2009 and our 8.0% Senior Notes due in February 2011. $363.7 million, face amount, of the 7.5% notes were retired, leaving $136.3 million outstanding, and $428.0 million, face amount, of the 8.0% notes were retired, leaving $72.0 million outstanding. In connection with these retirements of debt, we recorded charges in second quarter of $61.1 million representing premiums paid and the write-off of unamortized deferred financing costs.

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

Equity Repurchase Program

In February 2006, our Board of Directors authorized the purchase of 3.5 million shares of common stock in the open market and negotiated purchases through the end of 2006. As of June 30, 2006, no shares have been repurchased under this authorization.

Cash Dividends

In April 2006, the Company declared a regular cash dividend of 36.25 cents per share, which was paid on May 24, 2006, to stockholders of record as of the close of business on May 10, 2006. The Company has paid quarterly cash dividends since third quarter 2003. Subsequent to the end of second quarter 2006, we declared a quarterly cash dividend of 40 cents per share, an increase of 10.3% over previous dividends, payable on August 23, 2006, to stockholders of record as of the close of business on August 9, 2006.

Guarantees of Third-Party Debt and Other Obligations and Commitments

The tables below summarize total material additions to or changes in our contractual obligations and other commitments, which were disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our 2005 Annual Report on Form 10-K.

Contractual Obligations (In millions)	Increase/ (Decrease)	Total
Debt, including capital lease obligations	$(170.5)	$10,688.0
Estimated interest payments(a)	265.3	3,817.7
Operating lease obligations	(76.4)	1,439.0
Purchase order obligations	28.6	91.5
Guaranteed payments to State of Louisiana	30.2	165.0
Minimum tax payments guaranteed to State of Illinois	159.0	159.0
Construction commitments	188.2	507.2
Community reinvestment	39.2	141.1
Entertainment obligations	(15.0)	112.2
Other contractual obligations	(27.9)	38.6

(a) Estimated interest for variable rate debt is based on rates at June 30, 2006.

Other Commitments (In millions)	Increase/ (Decrease)	Total
Guarantees of loans	$(42.8)	$222.8
Letters of credit	(22.4)	95.7

The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments, pursuant to these contracts for the four managed Indian-owned facilities now open, which extend for periods of up to 65 months from June 30, 2006, is $1.2 million. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.

We may guarantee all or part of the debt incurred by Indian tribes, with which we have entered into management contracts, to fund development or expansion of casino facilities on the Indian lands. For all existing guarantees of Indian debt, we have obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, that the value of such property would satisfy our obligations in the event these guarantees were enforced. Additionally, we have received limited waivers from the Indian tribes of their sovereign immunity to allow us to pursue our rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken. The aggregate outstanding balance of such debt as of June 30, 2006, was $198.3 million.

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

Although, historically, the short-term effect of such competitive developments on our Company generally has been negative, we are not able to determine the long-term impact, whether favorable or unfavorable, that development and expansion trends and events will have on current or future markets. We believe that the geographic diversity of our operations; our focus on multi-market customer relationships; our service training, rewards and customer loyalty programs; and our continuing efforts to establish our brands as premier brands upon which we have built strong customer loyalty have well-positioned us to face the challenges present within our industry. We utilize the unique capabilities of WINet, a sophisticated nationwide customer database, and Total Rewards, a nationwide loyalty program that allows our customers to earn cash, comps and other benefits for playing at our casinos. We believe these sophisticated marketing tools provide us with competitive advantages, particularly with players who visit more than one market.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

We prepare our Consolidated Condensed Financial Statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated lives assigned to our assets, the determination of bad debt, asset impairment, fair value of guarantees and self-insurance reserves, the purchase price allocations made in connection with our acquisitions and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our significant accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2005 Annual Report on Form 10-K, as amended by our Form 10-K/A filed on August 8, 2006, and our Current Report on Form 8-K, filed on August 8, 2006, to present Harrah’s Lake Charles as discontinued operations in our consolidated financial statements and notes thereto for the year ended December 31, 2005.

There were no newly identified significant accounting estimates in second quarter 2006, nor were there any material changes to the critical accounting policies and estimates discussed in our 2005 Annual Report.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

Item 3.                        Quantitative and Qualitative Disclosure About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed-rate and variable-rate obligations. Of our approximate $10.8 billion total debt at June 30, 2006, $3.6 billion, including $200 million of fixed-rate debt for which we have entered into an interest rate swap agreement, is subject to variable interest rates. For our fixed-rate debt subject to the interest rate swap agreement, the interest rate received was 7.125% at June 30, 2006, compared to 9.549% average interest rate paid on the swap. The average interest rate on our variable-rate debt, excluding the impact of our swap agreements, was 5.7% at June 30, 2006. Assuming a constant outstanding balance for our variable rate debt for the next twelve months, a hypothetical 1% change in interest rates would change interest expense for the next twelve months by approximately $35.6 million.

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. We have also utilized treasury rate locks to hedge the risk of future treasury rate increases for certain forecasted debt issuances, but we do not currently have any treasury rate lock agreements. We do not purchase or hold any derivative financial instruments for trading purposes.

Foreign currency translation gains and losses were not material to our results of operations for the first six months of 2006. Although we are pursuing development opportunities in foreign countries, we currently have no material ownership interests in businesses in foreign countries. Accordingly, we are not currently subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future operating results or cash flows.

From time to time, we hold investments in various available-for-sale equity securities; however, our exposure to price risk arising from the ownership of these investments is not material to our consolidated financial position, results of operations or cash flows.

Item 4.                        Controls and Procedures

(a)   Evaluation of disclosure controls and procedures.

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2006. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

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

On November 13, 2000, Catskill Development, LLC, Mohawk Management, LLC and Monticello Raceway Development Company, LLC (collectively, “Catskill Development”) filed an action captioned Catskill Development LLC, et al. vs. Park Place Entertainment Corporation, et al., against Caesars in the United States District Court for the Southern District of New York. Catskill Development alleges tortious interference with contract and prospective business relationships, unfair competition and state anti-trust violations pertaining to a proposed gaming facility to be developed by Catskill Development and the Tribe, and seeks over $2 billion in compensatory damages and over $2 billion in punitive damages. The District Court granted summary judgment to Caesars and dismissed the complaint in its entirety. The plaintiffs appealed the District Court’s decision to the United States Court of Appeals for the Second Circuit. The Court of Appeals referred the matter back to the District Court to resolve jurisdictional issues. The Company believes this matter to be without merit and will continue to vigorously contest the case.

On October 15, 2001, Scutti Enterprises, LLC (“Scutti”) filed an action against Caesars in the Supreme Court of the State of New York, County of Monroe (subsequently removed to United States District Court for the Western District of New York). The action arises out of Scutti’s efforts to redevelop and manage the Saint Regis Mohawk Bingo Palace. Scutti alleges tortuous interference with contract and prospective business relationships, unfair competition and state anti-trust violations and seeks over $500 million in compensatory damages and unspecified punitive damages. The District Court entered summary judgment, in Caesars favor, on all of the claims. The United States Court of Appeals for the Second Circuit affirmed the District Court on the claim for tortuous interference with prospective business relations, the only claim appealed. Scutti filed a motion for reconsideration, which was denied. The Company believes this matter to be without merit and will continue to vigorously contest this matter.

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

None.

Item 3.                        Defaults Upon Senior Securities.

None.

Item 4.                        Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Stockholders of Harrah’s Entertainment, Inc. held on April 25, 2006, the following matters set forth in the Company’s Proxy Statement dated March 14, 2006, were voted upon with the results indicated below.

(1)         The nominees listed below were elected as Class I directors for a three-year term ending at the 2009 Annual Meeting with the respective votes set forth opposite their names:

	FOR	WITHHELD
Charles L. Atwood	161,880,691	8,301,598
R. Brad Martin	166,266,195	3,916,094
Gary G. Michael	164,297,249	5,885,040

In addition to the above directors, the terms of the following directors continued after the meeting: Barbara T. Alexander, Frank J. Biondi, Jr., Stephen F. Bollenbach, Ralph Horn, Gary W. Loveman, Robert G. Miller, Boake A. Sells and Christopher J. Williams.

(2)         A proposal to approve the adoption of the Company’s Amended and Restated 2004 Equity Incentive Award Plan was approved, with 110,417,593 votes cast FOR, 38,039,625 votes cast AGAINST, and 1,147,212 abstentions.

(3)         A proposal to ratify the appointment of Deloitte & Touche LLP to serve as the independent registered public accounting firm of the Company for the 2006 calendar year was approved, with 168,061,623 votes cast FOR, 1,084,614 votes cast AGAINST, and 1,036,052 abstentions.

Item 5.                        Other Information.

None.

Item 6.                        Exhibits.

Exhibit Number	Exhibit Description
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

3.3	Bylaws of Harrah’s Entertainment, Inc., as amended July 19, 2006. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed July 21, 2006.)
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

4.46

Indenture, dated as of June 9, 2006, between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 14, 2006.)

4.47

Officers’ Certificate, dated as of June 9, 2006, pursuant to Sections 301 and 303 of the Indenture dated as of June 9, 2006 between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 14, 2006.)

4.48	Form of 6.50% Senior Note due 2016. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 14, 2006.)
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

†10.16

Employment Agreement effective January 30, 2006 between Harrah’s Operating Company, Inc. and John M. Boushy. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

†10.17

Form of Employment Agreement between Harrah’s Operating Company, Inc. and Charles L. Atwood, Stephen H. Brammell, Jonathan S. Halkyard, Janis L. Jones, Virginia E. Shanks, Mary H. Thomas and Timothy J. Wilmott. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

†10.18

Form of Severance Agreement entered into with Charles L. Atwood, John M. Boushy, Stephen H. Brammell, Jonathan S. Halkyard, Janis L. Jones, Virginia E. Shanks, Mary H. Thomas, and Timothy J. Wilmott. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

10.19

Form of Indemnification Agreement entered into by The Promus Companies Incorporated and each of its directors and executive officers. (Incorporated by reference to the exhibit to the Registration Statement of Harrah’s Entertainment, Inc. on Form 10, File No. 1-10410, filed on December 13, 1989.)

10.20

Form of Supplemental Indemnification Agreement entered into by Harrah’s Entertainment, Inc. and each of its directors and executive officers. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed July 21, 2006.)

†10.21

Financial Counseling Plan of Harrah’s Entertainment, Inc. as amended June 1996. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

†10.22

The Promus Companies Incorporated 1996 Non-Management Director’s Stock Incentive Plan dated April 5, 1995. (Incorporated by reference to the exhibit to the Company’s Proxy Statement for the 1995 Annual Meeting of Stockholders, filed April 25, 1995.)

†10.23

Amendment dated February 20, 1997 to 1996 Non-Management Director’s Stock Incentive Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.)

†10.24

Amendment dated as of November 15, 2000 to the 1996 Non-Management Directors Stock Incentive Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

10.25	Summary Plan Description of Executive Term Life Insurance Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)
†10.26	Executive Supplemental Savings Plan dated February 21, 2001. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.)
†10.27

First Amendment, dated May 2, 2001, to the Executive Supplemental Savings Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

†10.28

2001 Restatement of the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, amended and restated effective April 1, 2001. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.)

†10.29

Second Amendment, effective January 1, 2002, to the 2001 Restatement of the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)

†10.30

Third Amendment dated January 1, 2003 to the 2001 Restatement of the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

†10.31

Fourth Amendment dated August 19, 2004 to the 2001 Restatement of the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)

†10.32

Fifth Amendment dated December 16, 2004 to the 2001 Restatement of the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed December 17, 2004.)

†10.33	Executive Supplemental Savings Plan II effective as of January 1, 2005. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed December 17, 2004.)
†10.34

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

†10.36

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

†10.37

Park Place Entertainment Corporation 1998 Independent Director Stock Option Plan. (Incorporated by reference to the exhibit to Amendment No. 1 to the Registration Statement of Park Place Entertainment Corporation on Form S-8, filed June 15, 2000.)

†10.38

The Restated Park Place Entertainment Corporation Executive Deferred Compensation Plan, as restated and amended effective January 1, 2002. (Incorporated by reference to the exhibit to Park Place Entertainment Corporation’s Annual Report on Form 10-K, filed on March 28, 2003.)

†10.39

Caesars Entertainment, Inc. 2004 Long Term Incentive Plan. (Incorporated by reference to the exhibit to the Registration Statement of Caesars Entertainment, Inc. on Form S-8, filed on February 9, 2005.)

†10.40

The Promus Companies Incorporated 1990 Stock Option Plan, as amended July 29, 1994. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.)

†10.41

Amendment, dated April 5, 1995, to The Promus Companies Incorporated 1990 Stock Option Plan as adjusted on December 12, 1996. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

†10.42

Amendment, dated February 26, 1998, to the Harrah’s Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.)

†10.43

Amendment, dated April 30, 1998, to the Harrah’s Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

†10.44

Amendment, dated October 29, 1998, to the Harrah’s Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

†10.45

Amendment, dated as of May 6, 1999, to Harrah’s Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)

†10.46

Amendment, dated as of February 23, 2000, to Harrah’s Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

†10.47	The Promus Companies Incorporated 1990 Restricted Stock Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 1989.)
†10.48

Amendment, dated April 5, 1995, to The Promus Companies Incorporated 1990 Restricted Stock Plan. (Incorporated by reference to the exhibit to the Company’s Proxy Statement for the 1995 Annual Meeting of Stockholders, filed April 25, 1995.)

†10.49

Amendment, dated February 26, 1998, to the Harrah’s Entertainment, Inc. 1990 Restricted Stock Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.)

†10.50

Amendment, dated April 30, 1998, to the Harrah’s Entertainment, Inc. 1990 Restricted Stock Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

†10.51

Amendment, dated October 29, 1998, to the Harrah’s Entertainment, Inc. 1990 Restricted Stock Plan. (Incorporated by reference to the exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

†10.52

Deferred Compensation Plan dated October 16, 1991. (Incorporated by reference from Amendment No. 2 to the Registration Statement of Harrah’s Entertainment, Inc. and Embassy on Form S-1, File No. 33-43748, filed March 18, 1992.)

†10.53

Amendment, dated May 26, 1995, to The Promus Companies Incorporated Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed June 15, 1995.)

†10.54

Amendment dated April 24, 1997, to Harrah’s Entertainment, Inc.’s Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.)

†10.55

Amendment dated as of November 15, 2000 to the Harrah’s Entertainment, Inc. Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

†10.56

Amendment dated as of February 26, 2003 to the Harrah’s Entertainment, Inc. Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

†10.57

Amended and Restated Executive Deferred Compensation Plan dated as of October 27, 1995. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

†10.58

Amendment dated April 24, 1997 to Harrah’s Entertainment, Inc.’s Executive Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.)

10.59

Amendment dated April 30, 1998 to the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

†10.60

Amendment dated October 29, 1998 to the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

†10.61

Restated Amendment, dated July 18, 1996, to Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

†10.62

Amendment dated as of November 15, 2000 to the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

†10.63

Amendment dated as of February 21, 2001 to the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.)

†10.64

Amendment dated as of January 1, 2003 to the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

10.65

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

10.67

Trust Agreement dated June 20, 2001 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.)

†10.68

Time Accelerated Restricted Stock Award Plan (“TARSAP”) program dated December 12, 1996. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

†10.69	TARSAP Deferral Plan dated July 28, 1999. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)
†10.70

Time Accelerated Restricted Stock Award Plan II (TARSAP II) dated April 26, 2000. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

†10.71	Harrah’s Entertainment, Inc. 2000 Senior Executive Incentive Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)
†10.72	Harrah’s Entertainment, Inc. 2005 Senior Executive Incentive Plan. (Incorporated by reference from Annex C to the Company’s Proxy Statement, filed March 4, 2004.)

†10.73

Harrah’s Entertainment, Inc. 2001 Executive Stock Incentive Plan. (Incorporated by reference to the exhibit to the Registration Statement on Form S-8 of Harrah’s Entertainment, Inc., File No. 333-63854, filed June 26, 2001.)

†10.74

Amendment dated as of January 1, 2003 to the Harrah’s Entertainment, Inc. 2001 Executive Stock Incentive Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

†10.75

Harrah’s Entertainment, Inc. 2001 Broad-Based Stock Incentive Plan. (Incorporated by reference to the exhibit to the Registration Statement on Form S-8 of Harrah’s Entertainment, Inc., File No. 333-63856 filed June 26, 2001.)

†10.76

The 2001 Restatement of the Harrah’s Entertainment, Inc. Savings And Retirement Plan, effective January 1, 2002. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.)

†10.77

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

†10.78

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

†10.80	Harrah’s Entertainment, Inc. Amended and Restated 2004 Equity Incentive Award Plan. (Incorporated by reference from the Company’s Proxy Statement filed March 14, 2006, Annex B.)
*†10.81	Form of Stock Option Agreement.
*†10.82	Form of Restricted Stock Agreement.

†10.83	Form of Stock Appreciation Right Award Agreement. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed July 21, 2006.)
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