Form 10-Q
period 2006-09-30
HARRAHS ENTERTAINMENT INC
filed 2006-11-09
CIK 858339

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

N/A

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

As of October 31, 2006, there were 186,020,096 shares of the Company’s Common Stock outstanding.

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

HARRAH’S ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	Sept. 30,	Dec. 31,
(In millions, except share amounts)	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$671.9	$724.4
Insurance receivables for hurricane damage	101.4	87.3
Other receivables, less allowance for doubtful accounts of $112.1 and $111.8	379.5	340.0
Deferred income taxes	261.7	219.8
Income tax receivable	38.2	77.4
Prepayments and other	172.4	120.7
Inventories	60.7	59.5
Total current assets	1,685.8	1,629.1
Land, buildings, riverboats and equipment	16,179.7	14,664.7
Less: accumulated depreciation	(2,596.4)	(2,151.9)
	13,583.3	12,512.8
Assets held for sale (Notes 1 and 10)	79.8	443.3
Goodwill (Notes 3 and 4)	3,239.5	3,135.5
Intangible assets (Notes 3 and 4)	1,965.9	2,017.9
Deferred costs and other	624.1	779.0
	$21,178.4	$20,517.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$366.0	$365.2
Accrued expenses	1,283.0	1,226.2
Current portion of long-term debt (Note 6)	368.6	7.0
Total current liabilities	2,017.6	1,598.4
Liabilities held for sale (Notes 1 and 10)	3.7	12.1
Long-term debt (Note 6)	10,725.5	11,038.8
Deferred credits and other	360.6	324.2
Deferred income taxes	1,947.3	1,847.4
	15,054.7	14,820.9
Minority interests	51.1	31.6
Commitments and contingencies (Notes 6 and 8 through 11)
Stockholders’ equity (Notes 2, 4 and 5)
Common stock, $0.10 par value, authorized—720,000,000 shares, outstanding—185,925,060 and 183,833,358 shares (net of 35,711,347 and 35,639,390 shares held in treasury)	18.6	18.4
Capital surplus	5,167.2	5,008.4
Retained earnings	933.9	654.4
Accumulated other comprehensive loss	(3.6)	(5.3)
Deferred compensation related to restricted stock	(43.5)	(10.8)
	6,072.6	5,665.1
	$21,178.4	$20,517.6

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Third Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2006	2005	2006	2005
Revenues
Casino	$2,054.4	$1,883.4	$5,868.7	$4,236.1
Food and beverage	411.7	366.3	1,192.6	744.1
Rooms	310.0	282.0	936.8	515.1
Management fees	23.8	22.5	66.9	55.4
Other	165.9	144.0	452.8	279.5
Less: casino promotional allowances	(453.3)	(425.8)	(1,274.5)	(915.2)
Total revenues	2,512.5	2,272.4	7,243.3	4,915.0
Operating expenses
Direct
Casino	1,002.2	918.2	2,873.2	2,086.9
Food and beverage	179.0	170.7	523.5	324.6
Rooms	62.6	55.4	193.8	95.7
Property general, administrative and other	584.0	472.7	1,605.3	1,013.7
Depreciation and amortization	169.3	137.8	487.1	329.1
Write-downs, reserves and recoveries
Hurricane charges	0.1	10.8	0.1	10.8
Other	(1.4)	(1.8)	8.9	23.4
Project opening costs	5.7	6.8	14.9	12.3
Corporate expense	48.0	32.4	136.1	70.6
Merger and integration costs	3.9	15.2	23.7	35.9
Losses/(income) on interests in nonconsolidated affiliates	0.2	(0.8)	(2.9)	(0.6)
Amortization of intangible assets	17.0	32.5	52.8	39.4
Total operating expenses	2,070.6	1,849.9	5,916.5	4,041.8
Income from operations	441.9	422.5	1,326.8	873.2
Interest expense, net of interest capitalized	(165.7)	(151.1)	(492.2)	(318.6)
Losses on early extinguishments of debt	(0.9)	—	(62.0)	(2.2)
Other income, including interest income	3.0	0.9	4.7	4.0
Income from continuing operations before income taxes and minority interests	278.3	272.3	777.3	556.4
Provision for income taxes	(96.3)	(97.9)	(279.7)	(206.7)
Minority interests	(3.7)	(3.4)	(13.2)	(8.9)
Income from continuing operations	178.3	171.0	484.4	340.8
Discontinued operations
(Loss)/income from discontinued operations (including gain on sale of $0, $0.4, $0 and $119.5)	(3.2)	1.8	4.2	152.2
Income tax benefit/(provision)	2.1	(3.8)	(0.5)	(114.4)
Income from discontinued operations, net	(1.1)	(2.0)	3.7	37.8
Net income	$177.2	$169.0	$488.1	$378.6
Earnings per share—basic
Income from continuing operations	$0.97	$0.94	$2.64	$2.48
Discontinued operations, net	(0.01)	(0.01)	0.02	0.27
Net income	$0.96	$0.93	$2.66	$2.75
Earnings per share—diluted
Income from continuing operations	$0.96	$0.92	$2.59	$2.44
Discontinued operations, net	(0.01)	(0.01)	0.02	0.27
Net income	$0.95	$0.91	$2.61	$2.71
Dividends declared per share	$0.40	$0.36	$1.13	$1.02
Weighted average common shares outstanding	184.3	182.6	183.8	137.6
Additional shares based on average market price for period applicable to:
Restricted stock	0.3	0.6	0.4	0.5
Stock options and appreciation rights	1.7	1.9	3.0	1.8
Weighted average common and common equivalent shares outstanding	186.3	185.1	187.2	139.9

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(In millions)	2006	2005
Cash flows from operating activities
Net income	$488.1	$378.6
Adjustments to reconcile net income to cash flows from operating activities:
Income from discontinued operations, before income taxes	(4.2)	(152.2)
Losses on early extinguishments of debt	62.0	2.2
Depreciation and amortization	515.4	369.1
Write-downs, reserves and recoveries	0.8	17.6
Other noncash items	32.5	24.2
Share-based compensation expense	38.4	—
Deferred income taxes	35.4	(54.9)
Tax benefit from stock equity plans	1.2	25.2
Minority interests’ share of income	13.2	8.9
Income on interests in nonconsolidated affiliates	(2.9)	(0.6)
Returns on investment in nonconsolidated affiliate	2.2	0.4
Net (gains)/losses from asset sales	(2.7)	8.9
Net change in long-term accounts	(5.8)	(96.1)
Net change in working capital accounts	(89.3)	(191.3)
Cash flows provided by operating activities	1,084.3	340.0
Cash flows from investing activities
Land, buildings, riverboats and equipment additions	(1,654.8)	(839.7)
Investments in and advances to nonconsolidated affiliates	(0.9)	(4.5)
Payment for businesses acquired, net of cash acquired	—	(1,567.8)
Proceeds from sales of discontinued operations	388.5	608.0
Insurance proceeds for hurricane losses for discontinued operations	86.7	9.2
Insurance proceeds for hurricane losses for continuing operations	70.0	9.3
Proceeds from sale of long-term investments	49.4	2.7
Proceeds from other asset sales	18.5	13.6
Increase in construction payables	20.1	—
Other	(26.7)	(22.1)
Cash flows used in investing activities	(1,049.2)	(1,791.3)
Cash flows from financing activities
Borrowings under lending agreements, net of deferred financing costs	4,544.1	8,523.8
Proceeds from issuance of senior notes, net of issue costs	739.1	2,005.0
Repayments under lending agreements	(4,398.8)	(8,889.9)
Losses on derivative instrument	(2.6)	(7.9)
Scheduled debt retirements	(5.0)	(9.1)
Early extinguishments of debt	(795.0)	(58.3)
Premiums paid on early extinguishments of debt	(56.7)	(2.1)
Dividends paid	(208.3)	(141.5)
Minority interests’ contributions/(distributions), net	3.8	(8.3)
Proceeds from exercises of stock options	55.2	102.2
Excess tax benefit from stock equity plans	18.8	—
Other	4.6	1.0
Cash flows (used in)/provided by financing activities	(100.8)	1,514.9
Cash flows from discontinued operations
Cash flows from operating activities	17.1	39.4
Cash flows from investing activities	(3.9)	(6.4)
Cash flows provided by discontinued operations	13.2	33.0
Net (decrease)/increase in cash and cash equivalents	(52.5)	96.6
Cash and cash equivalents, beginning of period	724.4	489.0
Cash and cash equivalents, end of period	$671.9	$585.6

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Third Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Net income	$177.2	$169.0	$488.1	$378.6
Other comprehensive income:
Foreign currency translation adjustments, net of tax provision/(benefit) of $0.8, $0.0, $0.9 and $(0.2)	1.0	2.3	1.2	3.0
Net loss on derivative instruments qualifying as cash flow hedges, net of tax benefit of $3.4	—	—	—	(6.3)
Reclassification of loss on derivative instrument from other comprehensive income to net income, net of tax provision of $0.0, $0.1, $0.2 and $0.1	0.1	0.1	0.5	0.2
	1.1	2.4	1.7	(3.1)
Comprehensive income	$178.3	$171.4	$489.8	$375.5

See accompanying Notes to Consolidated Condensed Financial Statements.

Note 1—Basis of Presentation and Organization

Harrah’s Entertainment, Inc. (‘‘Harrah’s Entertainment,’’ the ‘‘Company,’’ ‘‘we,’’ ‘‘our’’ or ‘‘us,’’ and including our subsidiaries where the context requires) is a Delaware corporation. As of September 30, 2006, we own or manage 36 casinos, primarily in 12 states. Our casino entertainment facilities operate primarily under the Harrah’s, Caesars and Horseshoe brand names, and include 19 land-based casinos, 11 riverboat or dockside casinos, four managed casinos on Indian lands, one combination thoroughbred racetrack and casino and one combination greyhound racetrack and casino. We also operate and have an ownership interest in a harness racetrack facility. We view each property as an operating segment and aggregate all operating segments into one reporting segment.

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

We announced on October 2, 2006, that our Board of Directors established a special committee consisting of all non-management directors in connection with a proposal received from two private equity firms. The special committee continues to review certain strategic matters and there is no assurance that the Company will proceed with a transaction with the private equity firms or any other transaction. Costs incurred in connection with the review by the special committee are included in Merger and integration costs in our Consolidated Condensed Statements of Income.

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

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” using the modified prospective application, and, therefore, results for prior periods have not been restated.

As a result of adopting SFAS No. 123(R), we recognized $15.1 million for stock option and stock appreciation rights expense for third quarter 2006 and $38.4 million for stock option and stock appreciation rights expense for the nine months ended September 30, 2006. This expense is included in Corporate expense in our 2006 Consolidated Condensed Statements of Income. The total income tax benefit recognized for the quarter and nine months ended September 30, 2006, was approximately $5.7 million and $14.6 million, respectively. The incremental expense for stock options impacted diluted earnings per share by $0.08 and $0.20 for the quarter and nine months ended September 30, 2006, respectively.

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

	Third Quarter Ended	Nine Months Ended
(In millions, except per share amounts)	September 30, 2005	September 30, 2005
Net income, as reported	$169.0	$378.6
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(13.2)	(24.0)
Pro forma net income	$155.8	$354.6
Earnings per share:
Basic—as reported	$0.93	$2.75
Basic—pro forma	0.85	2.58
Diluted—as reported	0.91	2.71
Diluted—pro forma	0.84	2.53

Stock Options

Stock option awards typically vest in equal installments on January 1 following the grant date and on January 1 in each of the two subsequent years and allow the option holder to purchase stock over specified periods of time, generally seven years from the date of grant, at a fixed price equal to the market value at the date of grant.

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is a rate based upon the historical volatility of our stock. The expected term is based upon observation of actual time elapsed between the date of grant and exercise of options for all employees. No stock options were awarded in the first nine months of 2006. The assumptions and resulting fair values of options granted in third quarter 2005 and the nine months ended September 30, 2005 are as follows:

	Third Quarter Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Expected volatility	33.0%	32.7%
Expected dividend yield	2.0%	2.0%
Expected term (in years)	4.8	4.6
Risk-free interest rate	4.0%	3.8%
Weighted average fair value per share of options granted	$21.68	$20.88

The following table presents our stock options granted, exercised and forfeited/expired during the first nine months of 2006.

	Weighted Avg. Exercise Price	Number of Options Outstanding	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value
	(Per Share)			(in millions)
Balance—January 1, 2006	$53.84	12,925,170
Granted	N/A	—
Exercised	39.61	(1,424,223)
Forfeited/expired	62.53	(432,128)
Balance—September 30, 2006	55.33	11,068,819	4.6	$612.4
Exercisable at September 30, 2006	$47.80	6,382,927	4.0	305.1

The total intrinsic value of options exercised was $50.4 million during the nine months ended September 30, 2006, and $71.8 million during the nine months ended September 30, 2005. As of September 30, 2006, there was $51.3 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options, which is expected to be recognized over a weighted average period of 1.0 years.

Cash received from option exercises was $56.4 million during the first nine months of 2006. The tax benefit realized for the tax deduction from option exercises totaled $17.7 million in the nine months ended September 30, 2006. In the nine months ended September 30, 2005, cash received from option exercises was $101.6 million, and the tax benefit realized for the tax deduction from option exercises totaled $25.4 million.

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

The fair value of SARs at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is a rate based upon the historical volatility of our stock over a time period commensurate with the expected term of the SARs. The expected term is based upon past experience of actual time elapsed between the date of grant and exercise of options for employee groups with similar exercise behaviors. No SARs were awarded prior to first quarter 2006. The assumptions and resulting fair values of SARs granted in third quarter 2006 and the nine months ended September 30, 2006 are as follows:

	Quarter Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Expected volatility	30.3%	30.4%
Expected dividend yield	2.5%	2.4%
Expected term (in years)	5.1	5.2
Risk-free interest rate	4.3%	4.3%
Weighted average fair value per share of options granted	$17.35	$17.56

The following table presents our SARs granted, exercised and forfeited/expired during the first nine months of 2006.

	Weighted Avg. Exercise Price	Number of SARs Outstanding	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value
	(Per Share)			(in millions)
Balance—January 1, 2006		—
Granted	$65.19	3,086,634
Exercised	—	—
Forfeited/expired	67.65	(119,352)
Balance—September, 2006	65.09	2,967,282	6.8	$193.2
Exercisable at September 30, 2006	—	—	—	—

SARs were first issued in first quarter 2006, and no SARs were exercised in the nine months ended September 30, 2006. No SARs vested during the first nine months of 2006. As of September 30, 2006, there was $43.4 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested SARs, which is expected to be recognized over a weighted average period of 1.4 years.

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

The following table presents the number and weighted average grant-date fair values of restricted shares granted, vested and forfeited during the nine months ended September 30, 2006, including the TARSAP awards and issues to our Board of Directors.

	Grant Date	Number
	Fair Value	of Shares
	(Per Share)
Unvested shares—January 1, 2006	$36.69	983,231
Granted	65.51	744,933
Vested	47.67	(117,012)
Forfeited	69.31	(56,749)
Unvested shares—September 30, 2006	48.48	1,554,403

For the quarter and nine months ended September 30, 2006, we recognized $5.6 million and $10.2 million, respectively, of compensation expense related to restricted stock. The total tax benefit recognized for the quarter and nine months ended September 30, 2006, was $0.4 million and $1.0 million, respectively. For the quarter and nine months ended September 30, 2005, we recognized $2.6 million and $6.0 million, respectively, of compensation expense related to restricted stock. The total tax benefit recognized for the quarter and nine months ended September 30, 2005, was none and $0.5 million, respectively. As of September 30, 2006, there was $47.2 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock, which is expected to be recognized over a weighted average period of 1.3 years.

Note 3—Goodwill and Other Intangible Assets

The following table sets forth changes in our goodwill for the period ended September 30, 2006.

(In millions)
Balance at December 31, 2005	$3,135.5
Additions or adjustments	104.0
Impairment losses	—
Balance at September 30, 2006	$3,239.5

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets.

	September 30, 2006			December 31, 2005
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Trademarks	$31.0	$8.0	$23.0	$29.0	$3.1	$25.9
Gaming rights	37.4	1.8	35.6	20.0	0.5	19.5
Contract rights	131.7	33.1	98.6	130.9	21.8	109.1
Customer relationships	654.2	80.5	573.7	739.2	44.9	694.3
	$854.3	$123.4	730.9	$919.1	$70.3	848.8
Nonamortizing intangible assets:
Trademarks			570.2			491.1
Gaming rights			664.8			678.0
			1,235.0			1,169.1
Total			$1,965.9			$2,017.9

The aggregate amortization expense for the quarter and nine months ended September 30, 2006, for those assets that are amortized under the provisions of SFAS No. 142 was $17.0 million and $52.8 million, respectively.

Estimated annual amortization expense for those assets for the years ending December 31, 2006, 2007, 2008, 2009 and 2010 is $70.7 million, $71.3 million, $69.7 million, $68.2 million and $61.1 million, respectively.

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

In connection with the Caesars acquisition, we engaged consultants and dedicated internal resources to plan for and execute the merger and integration of Caesars into Harrah’s Entertainment. These costs are reflected in Merger and integration costs in our Consolidated Condensed Statements of Income.

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

Imperial Palace Hotel & Casino

On December 23, 2005, we acquired the assets of the Imperial Palace Hotel & Casino (“Imperial Palace”) in Las Vegas, Nevada, for approximately $373.3 million, including acquisition costs of $3.3 million. No debt was assumed in the transaction. The Imperial Palace occupies an 18.5 acre site on the Las Vegas Strip that is situated between Harrah’s Las Vegas and Flamingo Las Vegas and is across the Strip from Caesars Palace. This acquisition is one of a number of moves designed to strategically position our Company for development in Las Vegas. The results of Imperial Palace are included in our operating results subsequent to its acquisition.

For purposes of these financial statements, we have assumed that the excess of the purchase price over the net book value of the assets acquired is land cost. Values assigned to assets, including land, may be revised after we have reviewed and considered additional information. The purchase price allocation will be completed within one year of the acquisition.

Barbary Coast

We have entered into a definitive agreement to exchange certain real estate that we own on the Las Vegas Strip for the Barbary Coast property. The Barbary Coast is located at the northeast corner of Flamingo Road and Las Vegas Boulevard, between Bally’s Las Vegas and Flamingo Las Vegas. With the closing of the Barbary Coast and other properties under acquisition agreements, we will have a total of nearly 350 acres of land encompassing the area between Paris Las Vegas to the south, Harrah’s Las Vegas to the north, Koval Avenue to the east and the Rio to the west, and we will have essentially completed our land assemblage goals in Las Vegas. The Barbary Coast transaction, which is subject to regulatory approvals, is expected to close in the first quarter of 2007.

London Clubs International plc

In August 2006, we announced a bid to acquire all of the ordinary shares of London Clubs International plc (“London Clubs”), which operates seven casinos in the United Kingdom, two in Egypt and one in South Africa. London Clubs also has four casinos under development in the United Kingdom. Subsequent to the end of the third quarter, we announced that we had acquired or received acceptances for approximately 83% of the ordinary shares of London Clubs. We expect to own all of the shares of London Clubs during the fourth quarter of 2006 at an aggregate price of approximately $570 million.

Note 5—Stockholders’ Equity

In addition to its common stock, Harrah’s Entertainment has the following classes of stock authorized but unissued:

Preferred stock, $100 par value, 150,000 shares authorized
Special stock, $1.125 par value, 5,000,000 shares authorized—

Series A Special Stock, 4,000,000 shares designated

In third quarter 2006, our Board of Directors determined to allow Harrah’s Entertainment’s stockholder rights plan to expire, by its terms, without renewal on October 5, 2006. The rights issued under the stockholders rights plan were exercisable only if a person or group acquired 15% or more of Harrah’s Entertainment common stock or announced a tender offer for 15% or more of the common stock.

In February 2006, our Board of Directors authorized the purchase of 3.5 million shares of common stock in the open market and negotiated purchases through the end of 2006. As of September 30, 2006, no shares have been repurchased under this authorization.

In July 2006, the Company declared a cash dividend of 40 cents per share, which was paid on August 23, 2006, to stockholders of record as of the close of business on August 9, 2006. This represented a 10.3% increase to the regular quarterly dividend. The Company has paid quarterly cash dividends since third quarter 2003. Subsequent to the end of third quarter 2006, we declared a quarterly cash dividend of 40 cents per share, payable on November 22, 2006, to stockholders of record as of the close of business on November 8, 2006.

Note 6—Debt

At September 30, 2006, $1.4 billion, face amount, of our senior notes are due within one year; however, because the Company has the intent, and currently has sufficient capacity available under its Credit Agreement, to refinance the majority of these notes, only $0.4 billion are classified as current in our Consolidated Condensed Balance Sheet. The majority of the remaining balance of our debt is due in 2008 and beyond. Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows. Long-term obligations are expected to be paid through operating cash flows, refinancing of debt, joint venture partners or, if necessary, additional debt and/or equity offerings.

Credit Agreement

As of September 30, 2006, our credit facility (the “Credit Agreement”) provides for up to $5.0 billion in borrowings, maturing on April 25, 2011. In third quarter 2006, the Credit Agreement was amended to increase the borrowing capacity from $4.0 billion to $5.0 billion. Interest on the Credit Agreement is based on our debt ratings and leverage ratio and is subject to change. As of September 30, 2006, the Credit Agreement bore interest based upon 47.5 basis points over LIBOR and bore a facility fee for borrowed and unborrowed amounts of 15 basis points, a combined 62.5 basis points. At our option, we may borrow at the prime rate under the Credit Agreement. As of September 30, 2006, $2.9 billion in borrowings was outstanding under the Credit Agreement with an additional $0.6 billion committed to back letters of credit. After consideration of these borrowings, but before consideration of amounts borrowed under our commercial paper program, $1.5 billion of additional borrowing capacity was available to the Company as of September 30, 2006.

Contingent Convertible Senior Notes

Included in the debt assumed in the Caesars acquisition is $375 million Floating Rate Contingent Convertible Senior Notes due 2024. The notes bear interest at an annual rate equal to the three month LIBOR, adjusted quarterly. The interest rate on these notes was 5.5% at September 30, 2006. The notes are convertible into cash and shares of common stock in the following circumstances:

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

Holders may convert any outstanding notes into cash and shares of the Company’s common stock at a conversion price per share of $66.83 (the “Conversion Price”) at September 30, 2006. This represents a conversion rate of approximately 14.9633 shares of common stock per $1,000 principal amount of notes (the “Conversion Rate”). Subject to certain exceptions described in the indenture covering these notes, at the time the notes are tendered for conversion the value (the “Conversion Value”) of the cash and shares of the Company’s common stock, if any, to be received by a holder converting $1,000 principal amount of the notes will be determined by multiplying the Conversion Rate by the “Ten Day Average Closing Stock Price,” which equals the average of the closing per share prices of the Company’s common stock on the New York Stock Exchange on the ten consecutive trading days beginning on the second trading day following the day the notes are submitted for conversion. The Conversion Value will be delivered to holders as follows: (1) an amount in cash (the “Principal Return”) equal to the lesser of (a) the aggregate Conversion Value of the notes to be converted and (b) the aggregate principal amount of the notes to be converted, and (2) if the aggregate Conversion Value of the notes to be converted is greater than the Principal Return, any amount in shares (the “Net Shares”) equal to the aggregate Conversion Value less the Principal Return (the “Net Share Amount”). The Company will pay the Principal Return and deliver the Net Shares, if any, as promptly as practicable after determination of the Net Share Amount. The number of Net Shares to be paid will be determined by dividing the Net Share Amount by the Ten Day Average Closing Stock Price.

The Conversion Price decreases when cash dividends are declared so that the Conversion Price equals the price determined by multiplying the Conversion Price in effect immediately prior to the record date for such dividend by a fraction, (i) the numerator of which is the average of the pre-dividend sale price, as defined in the agreement, minus the amount of the cash dividend, and (ii) the denominator of which is the pre-dividend sale price. As a result of the 2006 quarterly cash dividends, the Conversion Price was adjusted from $67.92 at December 31, 2005, to $66.83 at September 30, 2006.

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

As of September 30, 2006, we have one interest rate swap agreement for a notional amount of $200 million. The difference to be paid or received under the terms of the interest rate swap agreement is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreement will have a corresponding effect on future cash flows. The major terms of the interest rate swap are as follows:

Effective Date	Type of Hedge	Fixed Rate Received	Variable Rate Paid as of Sept. 30, 2006	Notional Amount	Maturity Date
				(In millions)
Jan. 30, 2004	Fair Value	7.125%	9.549%	$200	June 1, 2007

The net income statement impact of the interest rate swaps in the third quarter and the first nine months of 2006 was a charge of approximately $1.3 million and $6.2 million, respectively. The net income statement impact for the nine months ended September 30, 2006, includes the charge taken in first quarter to terminate $300 million of interest rate swaps discussed above.

The Company’s remaining interest rate swap qualifies for the “shortcut” method allowed under SFAS No. 133, which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instrument.

Commercial Paper

To provide the Company with cost-effective borrowing flexibility, we have a $200 million commercial paper program that is used to borrow funds for general corporate purposes. At September 30, 2006, $105.6 million was outstanding under this program.

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

Retirement of Debt

In June 2006, we completed tender offers for a portion of our 7.5% Senior Notes due in January 2009 and our 8.0% Senior Notes due in February 2011. $363.7 million, face amount, of the 7.5% notes were retired, leaving $136.3 million outstanding, and $428.0 million, face amount, of the 8.0% notes were retired, leaving $72.0 million outstanding. In connection with these retirements of debt, we recorded charges of $62.0 million representing premiums paid and the write-off of unamortized deferred financing costs.

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

Note 7—Supplemental Cash Flow Disclosures

Cash Paid for Interest and Taxes

The following table reconciles our Interest expense, net of interest capitalized, per the Consolidated Condensed Statements of Income, to cash paid for interest:

	Nine Months Ended
	September 30,
(In millions)	2006	2005
Interest expense, net of interest capitalized	$492.2	$318.6
Adjustments to reconcile to cash paid for interest:
Net change in accruals	1.8	(88.4)
Amortization of deferred finance charges	(6.4)	(9.5)
Net amortization of discounts and premiums	54.5	25.0
Cash paid for interest, net of amount capitalized	$542.1	$245.7
Cash payments for income taxes, net of refunds	$174.5	$481.8

Note 8—Commitments and Contingent Liabilities

Contractual Commitments

We continue to pursue additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties, guarantees by the Company of third-party debt and development completion guarantees.

The agreements under which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled payments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations of the Indian-owned properties to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. As of September 30, 2006, our aggregate monthly commitment for the minimum guaranteed payment pursuant to these contracts for the four managed Indian-owned facilities now open, which extend for periods of up to 62 months from September 30, 2006, is $1.2 million. The maximum exposure for the minimum guaranteed payments to the tribes is unlikely to exceed $70.9 million.

We may guarantee all or part of the debt incurred by Indian tribes, with which we have entered into management contracts, to fund development or expansion of casino facilities on the Indian lands. For all existing guarantees of Indian debt, we have obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, that the value of such property would satisfy our obligations in the event these guarantees were enforced. Additionally, we have received limited waivers from the Indian tribes of their sovereign immunity to allow us to pursue our rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken. The aggregate outstanding balance as of September 30, 2006, of Indian debt that we have guaranteed was $192.1 million. Our maximum obligation under all of our debt guarantees, including Indian debt guarantees, is $216.6 million. Our obligations under these debt guarantees extend through April 2009.

Some of our guarantees of the debt for casinos on Indian lands were modified during 2003, resulting in the requirement under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to recognize a liability for the estimated fair value of those guarantees. Liabilities, representing the fair value of our guarantees, and corresponding assets, representing the portion of our management fee receivable attributable to our agreements to provide the related guarantees, were recorded and are being amortized over the lives of the related agreements. We estimate the fair value of the obligations by considering what premium would have been required by us or by an unrelated party. The amounts recognized represent the present value of the premium in interest rates and fees that would have been charged to the tribes if we had not provided the guarantees. The unamortized balances of the liability for the guarantees and of the related assets at September 30, 2006, were $3.1 million.

In February 2005, we entered into an agreement with the State of Louisiana whereby we extended our guarantee of an annual payment obligation of JCC, our wholly-owned subsidiary, of $60 million owed to the State of Louisiana. The guarantee was extended for one year to end March 31, 2009.

We are also obligated to pay the State of Illinois annual minimum payments totaling $159.0 million for gaming taxes. This obligation terminates on July 1, 2007, or earlier if certain gaming license changes occur in Illinois.

In addition to the guarantees discussed above, as of September 30, 2006, we had commitments and contingencies of $1,529.8 million, including construction-related commitments.

Severance Agreements

As of September 30, 2006, we have severance agreements with 34 of our senior executives, which provide for payments to the executives in the event of their termination before or after a change in control, as defined. These agreements provide, among other things, for a compensation payment of 1.5 to 3.0 times the executive’s average annual compensation, as defined, as well as for accelerated payment or accelerated vesting of any compensation or awards payable to the executive under any of our equity incentive plans, to the extent not vested pursuant to our equity incentive plans. The estimated amount, computed as of September 30, 2006, that would be payable under the agreements to these executives based on the compensation payments and stock awards aggregated approximately $171.1 million. The estimated amount that would be payable to these executives does not include an estimate for the tax gross-up payment, provided for in the agreements, that would be payable to the executive if the executive becomes entitled to severance payments which are subject to federal excise tax imposed on the executive.

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

In December 2005, we reached an agreement to sell the Grand Casino Gulfport assets in their “as is” condition, and those assets were included in Assets held for sale in our December 31, 2005, Consolidated Balance Sheet. The sale was completed in March 2006. No gain or loss was recorded on the sale.

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

On April 26, 2005, we sold the assets and certain related liabilities of Harrah’s East Chicago and Harrah’s Tunica to an unrelated third party. Until their sale, Harrah’s East Chicago and Harrah’s Tunica were classified in Assets/Liabilities held for sale in our Consolidated Condensed Balance Sheets, and their results, including the related gain on the sale, were presented as discontinued operations. We reported a pre-tax gain of approximately $119.6 million on the sale of these two properties in the second quarter of 2005.

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

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2006	2005	2006	2005
Net revenues	$0.6	$131.4	$106.8	$344.7
Pretax (loss)/income from discontinued operations	$(3.2)	$1.8	$4.2	$152.2
Discontinued operations, net of tax	$(1.1)	$(2.0)	$3.7	$37.8

Assets held for sale and liabilities related to assets held for sale of Harrah’s Lake Charles at September 30, 2006, and Reno Hilton, Flamingo Laughlin, Grand Casino Gulfport and Harrah’s Lake Charles at December 31, 2005, are as follows:

	Sept. 30,	Dec. 31,
(In millions)	2006	2005
Cash and cash equivalents	$—	$20.9
Receivables, net	—	2.3
Inventories	—	2.3
Prepayments and other	—	1.6
Property and equipment, net	60.3	405.7
Deferred costs and other	—	1.4
Total assets held for sale	$60.3	$434.2
Accounts payable	$—	$1.2
Accrued expenses	0.7	10.3
Deferred credits and other	2.3	0.1
Total liabilities related to assets held for sale	$3.0	$11.6

Note 11—Hurricane Damaged Properties

Hurricanes Katrina and Rita hit the Gulf Coast in third quarter 2005 and caused significant damage to our assets in Biloxi and Gulfport, Mississippi, and New Orleans and Lake Charles, Louisiana. The current status of the impacted operations is as follows:

•       We re-opened Grand Casino Biloxi in August 2006 in a smaller facility.

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

Insurance covers the repair or replacement of our assets that suffered loss or damage in the hurricanes. We are working closely with our insurance carriers and claims adjusters to ascertain the full amount of insurance proceeds due to us as a result of the damages and losses. Based on current estimates, insurance proceeds are expected to equal or exceed the net book value of the impacted assets; therefore, we do not expect to record a loss after insurance recoveries. Our insurance policies also provide coverage for interruption to our business, including lost profits, and reimbursement for other expenses and costs we have incurred relating to the damages and losses suffered. Due to our expectation that the costs incurred in the aftermath of the storm will be less than the anticipated business interruption insurance proceeds, post-storm costs are being offset by the expected recovery, and there is no current income statement impact. To the extent that business interruption proceeds ultimately exceed the costs incurred, the excess is expected to be recorded as income in the line item, “Write-downs, reserves and recoveries,” for properties included in continuing operations and in the line item, “(Loss)/income from discontinued operations,” for the properties included in discontinued operations.

We have written off property and inventories that were destroyed by the hurricanes and recorded receivables in anticipation of insurance proceeds that will reimburse us for those losses and for expenses that we expect to recover under our insurance programs. As of September 30, 2006, we had received approximately $317.6 million in advances from our insurance carriers related to the hurricane damaged properties and had net receivables of $210.3 million for which we believe collection is probable. The receivable balance is segregated between current and long-term in our Consolidated Condensed Balance Sheet in relation to the nature and classification of the item to be recovered. Our insurance claims and recovery amounts are based on replacement costs and business interruption, including lost profits, and are unrelated to, and likely to be substantially larger than, the receivable recorded.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial position and operating results of Harrah’s Entertainment, Inc. (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as ‘‘Harrah’s Entertainment,’’ the ‘‘Company,’’ ‘‘we,’’ ‘‘our’’ and ‘‘us’’) for the third quarter and the first nine months of 2006 and 2005, updates, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our 2005 Annual Report on Form 10-K, as amended by our Form 10-K/A filed on August 8, 2006, and our Current Report on Form 8-K, filed on August 8, 2006, to present Harrah’s Lake Charles as discontinued operations in our consolidated financial statements and notes thereto for the year ended December 31, 2005.

OVERVIEW

Results for the third quarter and the first nine months of 2006 set records for the Company with revenues 10.6% and 47.4% higher, respectively, than in the third quarter and first nine months of 2005. Third quarter increases were driven by strong performance at our Las Vegas properties and favorable results in most of the markets in which we operate. The favorable results were partially offset by lower results from Atlantic City and northern Nevada properties as well as development and master planning costs. For the nine months ended September 30, 2006, favorable results were due primarily to our acquisition of Caesars Entertainment, Inc. (“Caesars”) on June 13, 2005. Net income, which was 4.9% higher in third quarter and 28.9% higher in the first nine months of 2006 than in the comparable periods last year, was impacted by losses on early retirements of debt of $62.0 million and higher interest expense. Diluted earnings per share for the nine months ended September 30, 2006, was lower than in the corresponding period last year due to the additional shares issued in connection with the Caesars acquisition.

Significant events that occurred during 2006 are listed below. These items are discussed in greater detail elsewhere in our discussion of operating results.

•       Subsequent to the end of third quarter, Harrah’s Entertainment announced the formation of a special committee consisting of all non-management directors in connection with a proposal received from two private equity firms, and the special committee continues to review certain strategic matters

•       Subsequent to the end of third quarter, Harrah’s Entertainment announced that it had acquired or received acceptances for approximately 83% of the ordinary shares of London Clubs International plc (“London Clubs”)

•       We have entered into a definitive agreement to acquire the Barbary Coast property in Las Vegas, which will essentially complete our land assemblage goals in Las Vegas

•       In August, Grand Casino Biloxi re-opened after being closed for a year due to Hurricane Katrina

•       In September, Harrah’s Chester Casino and Racetrack (“Harrah’s Chester”) opened for simulcasting and live harness racing

•       In September, a hotel at Harrah’s New Orleans opened

•       The terms of our credit facility were amended in September to increase our borrowing capacity from $4 billion to $5 billion. In April, the terms of our credit facility were amended to lower the interest rate and extend the maturity

•       In June, we retired $363.7 million, face value, of our 7.5% Senior Notes due in 2009 and $428.0 million, face value, of our 8.0% Senior Notes due in 2011

•       In June, we issued $750 million of 6.5% Senior Notes due 2016

•       In June, the sale of Reno Hilton, which was acquired from Caesars, was consummated

•       In May, the sale of Flamingo Laughlin, which was acquired from Caesars, was consummated

•       In May, we signed a definitive agreement to acquire the remaining assets of Casino Magic Biloxi

•       In May, we signed a definitive agreement to sell two of our subsidiaries that own businesses in Lake Charles, Louisiana

•       In March, we sold the remaining assets of Grand Casino Gulfport

•       Horseshoe Council Bluffs opened on March 15, 2006, and is the first property to be re-branded under the Horseshoe brand

•       Harrah’s New Orleans re-opened on February 17, 2006, after being closed for almost six months due to Hurricane Katrina

•       We began expensing stock-based compensation in 2006

OPERATING RESULTS AND DEVELOPMENT PLANS

Overall

	Third Quarter		Percentage Increase/		First Nine Months		Percentage Increase/
(In millions, except earnings per share)	2006	2005	(Decrease)		2006	2005	(Decrease)
Casino revenues	$2,054.4	$1,883.4	9.1%		$5,868.7	$4,236.1	38.5%
Total revenues	2,512.5	2,272.4	10.6%		7,243.3	4,915.0	47.4%
Income from operations	441.9	422.5	4.6%		1,326.8	873.2	51.9%
Income from continuing operations	178.3	171.0	4.3%		484.4	340.8	42.1%
Net income	177.2	169.0	4.9%		488.1	378.6	28.9%
Earnings per share—diluted
From continuing operations	0.96	0.92	4.3%		2.59	2.44	6.1%
Net income	0.95	0.91	4.4%		2.61	2.71	(3.7)%
Operating margin	17.6%	18.6%	(1.0	)pts	18.3%	17.8%	0.5	pts

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

Las Vegas	Atlantic City	Louisiana/Mississippi	Iowa/Missouri
Caesars Palace	Harrah’s Atlantic City	Harrah’s New Orleans	Harrah’s St. Louis
Bally’s Las Vegas	Showboat Atlantic City	Harrah’s Louisiana Downs	Harrah’s North Kansas City
Flamingo Las Vegas	Bally’s Atlantic City	Horseshoe Bossier City	Harrah’s Council Bluffs
Harrah’s Las Vegas	Caesars Atlantic City	Grand Biloxi	Horseshoe Council Bluffs/
Paris Las Vegas	Harrah’s Chester	Grand Tunica	Bluffs Run
Rio		Horseshoe Tunica
Imperial Palace		Sheraton Tunica

Illinois/Indiana	Other Nevada	Managed/International/Other
Caesars Indiana	Harrah’s Reno	Harrah’s Ak-Chin
Harrah’s Joliet	Harrah’s Lake Tahoe	Harrah’s Cherokee
Harrah’s Metropolis	Harveys Lake Tahoe	Harrah’s Prairie Band
Horseshoe Hammond	Bill’s Lake Tahoe	Harrah’s Rincon
	Harrah’s Laughlin	Conrad Punta del Este

Hurricane Damaged Properties

Hurricanes Katrina and Rita hit the Gulf Coast in third quarter 2005 and caused significant damage to our assets in Biloxi and Gulfport, Mississippi, and New Orleans and Lake Charles, Louisiana. The current status of the impacted operations is as follows:

•                    Grand Casino Biloxi re-opened in August 2006 in a smaller facility.

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

Insurance covers the repair or replacement of our assets that suffered loss or damage in the hurricanes. We are working closely with our insurance carriers and claims adjusters to ascertain the full amount of insurance proceeds due to us as a result of the damages and losses. Based on current estimates, insurance proceeds are expected to equal or exceed the net book value of the impacted assets; therefore, we do not expect to record a loss after insurance recoveries. Our insurance policies also provide coverage for interruption to our business, including lost profits, and reimbursement for other expenses and costs we have incurred relating to the damages and losses suffered. Due to our expectation that the costs incurred in the aftermath of the storm will be less than the anticipated business interruption insurance proceeds, post-storm costs are being offset by the expected recovery, and there is no current income statement impact. To the extent that business interruption proceeds ultimately exceed the costs incurred, the excess is expected to be recorded as income in the line item, “Write-downs, reserves and recoveries,” for properties included in continuing operations and in the line item, “(Loss)/income from discontinued operations,” for the properties included in discontinued operations.

We have written off property and inventories that were destroyed by the hurricanes and recorded receivables in anticipation of insurance proceeds that will reimburse us for those losses and for expenses that we expect to recover under our insurance programs. As of September 30, 2006, we had received approximately $317.6 million in advances from our insurance carriers related to the hurricane damaged properties and had net receivables of $210.3 million for which we believe collection is probable. The receivable balance is segregated between current and long-term in our Consolidated Condensed Balance Sheet in relation to the nature and classification of the item to be recovered. Our insurance claims and recovery amounts are based on replacement costs and business interruption, including lost profits, and are unrelated to, and likely to be substantially larger than, the receivable recorded.

Las Vegas Results

	Third Quarter		Percentage Increase/		First Nine Months		Percentage Increase/
(In millions)	2006	2005	(Decrease)		2006	2005	(Decrease)
Casino revenues	$436.6	$338.9	28.8%		$1,267.4	$678.5	86.8%
Total revenues	812.4	670.1	21.2%		2,441.4	1,235.0	97.7%
Income from operations	192.1	146.3	31.3%		635.9	295.6	N/M
Operating margin	23.6%	21.8%	1.8	pts	26.0%	23.9%	2.1	pts

N/M = Not Meaningful

Record third quarter revenues and income from operations in 2006 were driven by strong cross-property visitation and from the acquisition of Imperial Palace in December 2005. The strong results at our Las Vegas properties were aided by the 2006 World Series of Poker, which was hosted by the Rio Hotel & Casino in August.

For the nine months ended September 30, 2006, increases were driven by the results from the Caesars properties for the full nine months in 2006 vs. approximately 3½ months in 2005 and results from Imperial Palace, which was acquired in December 2005. Strong visitation and cross-market play also contributed to the strong performance. The Caesars properties contributed $1,543.0 million in revenues and $402.8 million in income from operations in the first nine months of 2006 vs. $512.5 million in revenues and $104.9 million in income from operations for the 3½ months of 2005.

We have entered into a definitive agreement to exchange certain real estate that we own on the Las Vegas Strip for the Barbary Coast property. The Barbary Coast is located at the northeast corner of Flamingo Road and Las Vegas Boulevard, between Bally’s Las Vegas and Flamingo Las Vegas. With the closing of the Barbary Coast and other properties under acquisition agreements, we will have a total of nearly 350 acres of land encompassing the area between Paris Las Vegas to the south, Harrah’s Las Vegas to the north, Koval Avenue to the east and the Rio to the west, and we will have essentially completed our land assemblage goals in Las Vegas. The Barbary Coast transaction, which is subject to regulatory approvals, is expected to close in the first quarter of 2007.

We are in the process of determining the best way to maximize the value of our real estate assemblage for this prime acreage on the Las Vegas Strip.

Atlantic City Results

	Third Quarter		Percentage Increase/		First Nine Months		Percentage Increase/
(In millions)	2006	2005	(Decrease)		2006	2005	(Decrease)
Casino revenues	$576.7	$576.4	0.1%		$1,620.9	$1,041.4	55.6%
Total revenues	560.2	562.1	(0.3)%		1,571.4	1,004.3	56.5%
Income from operations.	136.2	150.5	(9.5)%		356.3	257.0	38.6%
Operating margin	24.3%	26.8%	(2.5	)pts	22.7%	25.6%	(2.9	)pts

Third quarter revenues in Atlantic City were even with last year’s third quarter revenues, and income from operations was below third quarter last year due to a three-day government-imposed casino shutdown during the quarter and increased competitive activity. Casinos in Atlantic City were closed from July 5 until July 8, 2006, as non-essential state agencies, including the New Jersey Casino Control Commission, were shut down by the state due to lack of a budget agreement for the state. In New Jersey, Casino Control Commission Inspectors must be on site in order for casinos to operate.

We are taking steps to adjust our promotional efforts in Atlantic City in an effort to increase the effectiveness and efficiency of our operations there.

Increases in revenues and income from operations in the first nine months of 2006 were due to the contributions from the Caesars properties. The two properties acquired from Caesars contributed $906.1 million in total revenues and $197.3 million in income from operations to our results for the nine months ended September 30, 2006.

Harrah’s Chester opened for simulcasting and live harness racing on September 10, 2006. Harrah’s owns a 50 percent interest in Chester Downs & Marina, LLC (“CD&M”), an entity that owns Harrah’s Chester, a 5/8-mile harness racetrack facility located approximately six miles south of Philadelphia International Airport. The casino at Harrah’s Chester is scheduled to open in January 2007. This project is expected to cost approximately $425 million, $209.6 million of which had been spent as of September 30, 2006. Harrah’s Entertainment is providing financing for the project and will manage the operations at Harrah’s Chester. We are consolidating CD&M in our financial statements.

The Pier, a luxury retail shopping complex at Caesars Atlantic City, opened partially in June 2006 and is expected to attract visitation to our center Boardwalk properties.

Construction is underway on an upgrade and expansion of Harrah’s Atlantic City, which will include a new hotel tower with approximately 1,000 rooms, a casino expansion and a retail and entertainment complex. We expect the retail and entertainment center to open in the second quarter of 2007 and the new hotel tower to open in the second quarter of 2008. This project is expected to cost approximately $550 million, $57.6 million of which had been spent as of September 30, 2006.

Louisiana/Mississippi Results

	Third Quarter		Percentage Increase/		First Nine Months		Percentage Increase/
(In millions)	2006	2005	(Decrease)		2006	2005	(Decrease)
Casino revenues	$365.5	$319.5	14.4%		$1,000.1	$829.5	20.6%
Total revenues	376.1	326.5	15.2%		1,019.4	830.9	22.7%
Income from operations	73.7	46.4	58.8%		201.7	128.6	56.8%
Operating margin	19.6%	14.2%	5.4	pts	19.8%	15.5%	4.3	pts

Grand Casino Gulfport was sold in March 2006, and the decision was made in first quarter 2006 to sell Harrah’s Lake Charles. Results of Grand Casino Gulfport and Harrah’s Lake Charles are classified as discontinued operations and are, therefore, not included in our Louisiana/Mississippi grouping.

Combined third quarter revenues and income from operations from our properties in Louisiana and Mississippi were higher than in the third quarter of 2005 due to results from Harrah’s New Orleans for the full quarter vs. two months in third quarter 2005 and gains at the Horseshoe properties.

For the nine months ended September 30, 2006, combined revenues and income from operations from our properties in Louisiana and Mississippi were higher than in the first nine months of 2005 due to contributions of the Caesars properties that were acquired in June 2005 and strong performances by other properties in the grouping. Harrah’s New Orleans re-opened February 17, 2006, after being closed for almost six months as a result of Hurricane Katrina. The Caesars properties contributed $287.0 million in total revenues and $53.5 million in income from operations in the first nine months of 2006.

The 26-story, 450-room hotel at Harrah’s New Orleans opened in September 2006.

After being closed for a year due to Hurricane Katrina, Grand Casino Biloxi opened in August 2006 with approximately 650 slot machines and 20 table games, a 500-room hotel, restaurants and other amenities. We continue to examine our options for an expanded facility in Biloxi. In May 2006, we signed a definitive agreement to acquire the remaining assets of Casino Magic Biloxi. The transaction, which is subject to regulatory approvals, is expected to close in the fourth quarter of 2006.

Iowa/Missouri Results

	Third Quarter		Percentage Increase/		First Nine Months		Percentage Increase/
(In millions)	2006	2005	(Decrease)		2006	2005	(Decrease)
Casino revenues	$195.1	$184.4	5.8%		$579.0	$545.2	6.2%
Total revenues	206.4	184.2	12.1%		607.0	548.9	10.6%
Income from operations	33.8	30.1	12.3%		99.2	92.6	7.1%
Operating margin	16.4%	16.3%	0.1	pts	16.3%	16.9%	(0.6	)pts

Combined third quarter 2006 revenues and income from operations at our Iowa and Missouri properties increased over last year’s third quarter, driven by increased visitation and capital investments in those markets.

For the nine months ended September 30, 2006, gains in revenues and income from operations were primarily due to improved performance at our recently re-branded Horseshoe Council Bluffs and at Harrah’s St. Louis.

In March 2006, following an $87 million renovation and expansion, the former Bluffs Run Casino officially became Horseshoe Council Bluffs. Horseshoe Council Bluffs is the first property to be converted to a Horseshoe since we acquired the brand. The Bluffs Run Greyhound Racetrack remains in operation at the property.

Illinois/Indiana Results

	Third Quarter		Percentage Increase/	First Nine Months		Percentage Increase/
(In millions)	2006	2005	(Decrease)	2006	2005	(Decrease)
Casino revenues	$324.5	$302.3	7.3%	$956.6	$752.2	27.2%
Total revenues	314.4	292.9	7.3%	926.6	722.8	28.2%
Income from operations	56.3	52.3	7.6%	172.7	138.3	24.9%
Operating margin	17.9%	17.9%	—	18.6%	19.1%	(0.5	)pts

Combined third quarter 2006 revenues and income from operations increased over last year’s third quarter revenues and income from operations due primarily to favorable results from our Illinois properties driven, in part, by the new 258-room hotel and event center at Harrah’s Metropolis that opened in late June of 2006.

Results for the first nine months of 2006 were driven by results from Caesars Indiana for nine months of 2006 vs. 3 1/2  months in 2005 and strong performance at Harrah’s Joliet. Caesars Indiana contributed $258.5 million in total revenues and $43.9 million in income from operations in the first nine months of 2006.

Construction began in second quarter 2006 on the renovation and expansion of Horseshoe Hammond, which will include a two-level entertainment vessel including a 108,000 square-foot casino. The project is expected to cost approximately $485 million, $37.3 million of which had been spent as of September 30, 2006. The project is tentatively scheduled for completion in mid-2008.

Other Nevada Results

	Third Quarter		Percentage Increase/		First Nine Months		Percentage Increase/
(In millions)	2006	2005	(Decrease)		2006	2005	(Decrease)
Casino revenues	$144.2	$147.2	(2.0)%		$390.0	$371.3	5.0%
Total revenues	183.4	186.2	(1.5)%		494.8	471.6	4.9%
Income from operations	41.3	50.4	(18.1)%		90.3	87.3	3.4%
Operating margin	22.5%	27.1%	(4.6	)pts	18.2%	18.5%	(0.3	)pts

Third quarter 2006 revenues and income from operations from our Nevada properties outside of Las Vegas were lower than in third quarter 2005 due primarily to low hold at our Lake Tahoe properties.

For the first nine months of 2006, revenues and income from operations from our Nevada properties outside of Las Vegas were higher than in the same period last year driven by strong visitation to the markets and favorable weather conditions in northern Nevada during first quarter of 2006 compared to first quarter last year.

Managed/International/Other

	Third Quarter		Percentage Increase/	First Nine Months		Percentage Increase/
(In millions)	2006	2005	(Decrease)	2006	2005	(Decrease)
Casino revenues	$11.8	$14.8	(20.3)%	$54.7	$18.1	N/M
Total revenues	59.6	50.4	18.3%	182.7	101.5	80.0%
Loss from operations	(39.6)	(5.9)	N/M	(69.5)	(19.7)	N/M

Managed, international and other results include income from our managed properties, results of our international properties and certain marketing and administrative expenses, including development costs, and income from our nonconsolidated subsidiaries. The unfavorable results for the quarter and nine months ended September 30, 2006, were driven by significantly higher development costs. Costs for pursuit of projects and concept development were $28.4 million and $50.9 million in the third quarter and first nine months, respectively, of 2006, compared to $8.3 million and $20.7 million in the same respective periods of 2005.

In August 2006, we announced a bid to acquire all of the ordinary shares of London Clubs, which operates seven casinos in the United Kingdom, two in Egypt and one in South Africa. London Clubs also has four casinos under development in the United Kingdom. Subsequent to the end of the third quarter, we announced that we had acquired or received acceptances for approximately 83% of the ordinary shares of London Clubs. We expect to own all of the shares of London Clubs during the fourth quarter of 2006 at an aggregate price of approximately $570 million.

Other Factors Affecting Net Income

	Third Quarter		Percentage Increase/		First Nine Months		Percentage Increase/
(In millions)	2006	2005	(Decrease)		2006	2005	(Decrease)
(Income)/expense
Write-downs, reserves and recoveries	$(1.3)	$9.0	N/M		$9.0	$34.2	(73.7)%
Project opening costs	5.7	6.8	(16.2)%		14.9	12.3	21.1%
Corporate expense	48.0	32.4	48.1%		136.1	70.6	92.8%
Merger and integration costs	3.9	15.2	(74.3)%		23.7	35.9	(34.0)%
Amortization of intangible assets	17.0	32.5	(47.7)%		52.8	39.4	34.0%
Interest expense, net	165.7	151.1	9.7%		492.2	318.6	54.5%
Losses on early extinguishments of debt	0.9	—	N/M		62.0	2.2	N/M
Other income	(3.0)	(0.9)	N/M		(4.7)	(4.0)	17.5%
Effective tax rate	35.1%	36.4%	(1.3	)pts	36.6%	37.8%	(1.2	)pts
Minority interests	$3.7	$3.4	8.8%		$13.2	$8.9	48.3%
Discontinued operations, net of income taxes	1.1	2.0	(45.0)%		(3.7)	(37.8)	(90.2)%

N/M = Not Meaningful

Write-downs, reserves and recoveries include various pre-tax charges to record demolition costs, conversion charges, litigation settlement, recoveries of previously recorded charges and other nonroutine transactions.

Project opening costs include costs incurred in connection with expansion and re-branding projects at various properties.

Corporate expense increased in third quarter of 2006 from the prior year due primarily to the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” in first quarter 2006. For the first nine months of 2006, corporate expense was higher than in the first nine months of 2005 due to the implementation of SFAS No. 123(R), incremental corporate expense arising from the Caesars transaction and the cost of transforming our corporate centers to manage the combined company. Our third quarter and first nine months of 2006 financial results include $15.1 million and $38.4 million, respectively, in expense due to the implementation of SFAS No. 123(R). Due to the timing of our annual stock awards grant, our expense will be higher in the last half of 2006 than it was in the first half.

We announced on October 2, 2006, that our Board of Directors established a special committee consisting of all non-management directors in connection with a proposal received from two private equity firms. The special committee continues to review certain strategic matters and there is no assurance that the Company will proceed with a transaction with the private equity firms or any other transaction. Merger and integration costs include costs for consultants and dedicated internal resources executing the plans for the integration of Caesars into Harrah’s Entertainment and costs in connection with the review of certain strategic matters by the special committee.

Amortization of intangible assets was lower in the third quarter of 2006 than in the same quarter last year when amortization expense was estimated pending the final purchase price allocation for the Caesars acquisition. For the first nine months of 2006, amortization of intangible assets was higher than in the first nine months last year due to amortization of intangible assets acquired from Caesars on June 13, 2005.

Interest expense was higher in the third quarter of 2006 than in third quarter last year due to increased borrowings and higher interest rates on our variable-rate debt. Interest expense increased in the first nine months of 2006 from the same period in 2005 due to debt assumed in the Caesars acquisition, increased borrowings related to our acquisition of Caesars and higher interest rates on our variable-rate debt. The average interest rate on our variable-rate debt, excluding the impact of our swap agreement, was 5.8% and 4.2% at September 30, 2006 and 2005, respectively. A change in interest rates will impact our financial results. For example, assuming a constant outstanding balance for our variable-rate debt for the next twelve months, a hypothetical 1% change in corresponding interest rates would change interest expense for the next twelve months by approximately $36.3 million, or $9.1 million per quarter. Our variable-rate debt, including $200 million of fixed-rate debt for which we have entered into an interest rate swap agreement, represents approximately 33% of our total debt, while our fixed-rate debt is approximately 67% of our total debt. Included in first nine months 2006 interest expense is $3.6 million to adjust the liability to market value of interest rate swaps that were terminated during the first quarter. (For discussion of our interest rate swap agreement, see DEBT AND LIQUIDITY, Derivative Instruments.)

Losses on early extinguishments of debt represents premiums paid and the write-off of unamortized deferred financing costs associated with the June 2006 retirement of portions of our 7.5% Senior Notes due in January 2009 and our 8.0% Senior Notes due in February 2011 and with the February 2005 retirement of a portion of our 7.875% Senior Subordinated Notes due in December 2005.

Other income was higher in third quarter and first nine months of 2006 than in the same periods last year due primarily to a gain on the sale of a corporate aircraft.

The effective tax rates for both periods are higher than the federal statutory rate due primarily to state income taxes. Our effective tax rate was lower in third quarter and the first nine months of 2006 than in the corresponding periods in the prior year due to provision-to-return adjustments in third quarter 2006. Excluding the provision-to-return adjustments to our 2005 tax return, our estimated tax rate for 2006 is 38%.

Minority interests reflect minority owners’ shares of income from our majority owned subsidiaries.

2006 Discontinued operations reflect the results of Reno Hilton, Flamingo Laughlin and Grand Casino Gulfport prior to their sales and of Harrah’s Lake Charles. Grand Casino Gulfport was sold in March 2006, Flamingo Laughlin was sold in May 2006 and Reno Hilton was sold in June 2006. 2005 results were restated to reflect the results of Harrah’s Lake Charles in Discontinued operations. Discontinued operations for 2005 also included Harrah’s East Chicago and Harrah’s Tunica, which were sold in April 2005, and a hotel in Halifax, Nova Scotia, which was sold in November 2005.

CAPITAL SPENDING AND DEVELOPMENT

In addition to the development and expansion projects discussed in the OPERATING RESULTS AND DEVELOPMENT PLANS section, we also perform on-going refurbishment and maintenance at our casino entertainment facilities to maintain our quality standards, and we continue to pursue development and acquisition opportunities for additional casino entertainment facilities that meet our strategic and return on investment criteria. Prior to the receipt of necessary regulatory approvals, the costs of pursuing development projects are expensed as incurred. Construction-related costs incurred after the receipt of necessary approvals are capitalized and depreciated over the estimated useful life of the resulting asset. Project opening costs are expensed as incurred.

Our planned development projects and future projects that may develop as we explore options throughout the world, if they go forward, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. Cash needed to finance projects currently under development as well as additional projects pursued is expected to be made available from operating cash flows, bank borrowings (see DEBT AND LIQUIDITY), joint venture partners, specific project financing, guarantees of third-party debt and, if necessary, additional debt and/or equity offerings. Our capital spending for the first nine months of 2006 totaled approximately $1.7 billion. Estimated total capital expenditures for 2006 are expected to be between $2.1 billion and $2.3 billion, excluding estimated expenditures for the acquisition of London Clubs.

DEBT AND LIQUIDITY

We generate substantial cash flows from operating activities, as reflected on the Consolidated Condensed Statements of Cash Flows. These cash flows reflect the impact on our consolidated operations of the success of our marketing programs, our strategic acquisitions and on-going cost containment focus. For the first nine months of 2006 and 2005, we reported cash flows from operating activities of $1,084.3 million and $340.0 million, respectively.

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

Our cash and cash equivalents totaled approximately $671.9 million at September 30, 2006, compared to $585.6 million at September 30, 2005.

At September 30, 2006, $1.4 billion, face amount, of our senior notes are due within one year; however, because the Company has the intent, and currently has sufficient capacity available under its Credit Agreement, to refinance the majority of these notes, only $0.4 billion are classified as current in our Consolidated Condensed Balance Sheet. The majority of the remaining balance of our debt is due in 2008 and beyond. Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows. Long-term obligations are expected to be paid through operating cash flows, refinancing of debt, joint venture partners or, if necessary, additional debt and/or equity offerings.

Credit Agreement

As of September 30, 2006, our credit facility (the “Credit Agreement”) provides for up to $5.0 billion in borrowings, maturing on April 25, 2011. In third quarter 2006, the Credit Agreement was amended to increase the borrowing capacity from $4.0 billion to $5.0 billion. Interest on the Credit Agreement is based on our debt ratings and leverage ratio and is subject to change. As of September 30, 2006, the Credit Agreement bore interest based upon 47.5 basis points over LIBOR and bore a facility fee for borrowed and unborrowed amounts of 15 basis points, a combined 62.5 basis points. At our option, we may borrow at the prime rate under the Credit Agreement. As of September 30, 2006, $2.9 billion in borrowings was outstanding under the Credit Agreement with an additional $0.6 billion committed to back letters of credit. After consideration of these borrowings, but before consideration of amounts borrowed under our commercial paper program, $1.5 billion of additional borrowing capacity was available to the Company as of September 30, 2006.

Contingent Convertible Senior Notes

Included in the debt assumed in the Caesars acquisition is $375 million Floating Rate Contingent Convertible Senior Notes due 2024. The notes bear interest at an annual rate equal to the three month LIBOR, adjusted quarterly. The interest rate on these notes was 5.5% at September 30, 2006. The notes are convertible into cash and shares of common stock in the following circumstances:

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

Holders may convert any outstanding notes into cash and shares of the Company’s common stock at a conversion price per share of $66.83 (the “Conversion Price”) at September 30, 2006. This represents a conversion rate of approximately 14.9633 shares of common stock per $1,000 principal amount of notes (the “Conversion Rate”). Subject to certain exceptions described in the indenture covering these notes, at the time the notes are tendered for conversion the value (the “Conversion Value”) of the cash and shares of the Company’s common stock, if any, to be received by a holder converting $1,000 principal amount of the notes will be determined by multiplying the Conversion Rate by the “Ten Day Average Closing Stock Price,” which equals the average of the closing per share prices of the Company’s common stock on the New York Stock Exchange on the ten consecutive trading days beginning on the second trading day following the day the notes are submitted for conversion. The Conversion Value will be delivered to holders as follows: (1) an amount in cash (the “Principal Return”) equal to the lesser of (a) the aggregate Conversion Value of the notes to be converted and (b) the aggregate principal amount of the notes to be converted, and (2) if the aggregate Conversion Value of the notes to be converted is greater than the Principal Return, any amount in shares (the “Net Shares”) equal to the aggregate Conversion Value less the Principal Return (the “Net Share Amount”). The Company will pay the Principal Return and deliver the Net Shares, if any, as promptly as practicable after determination of the Net Share Amount. The number of Net Shares to be paid will be determined by dividing the Net Share Amount by the Ten Day Average Closing Stock Price.

The Conversion Price decreases when cash dividends are declared so that the Conversion Price equals the price determined by multiplying the Conversion Price in effect immediately prior to the record date for such dividend by a fraction, (i) the numerator of which is the average of the pre-dividend sale price, as defined in the agreement, minus the amount of the cash dividend, and (ii) the denominator of which is the pre-dividend sale price. As a result of the 2006 quarterly cash dividends, the Conversion Price was adjusted from $67.92 at December 31, 2005, to $66.83 at September 30, 2006.

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

As of September 30, 2006, we have one interest rate swap agreement for a notional amount of $200 million. The difference to be paid or received under the terms of the interest rate swap agreement is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreement will have a corresponding effect on future cash flows. The major terms of the interest rate swap are as follows:

Effective Date	Notional Amount	Fixed Rate Received	Variable Rate Paid as of Sept. 30, 2006	Next Reset Date	Maturity Date
	(In Millions)
Jan. 30, 2004	$200	7.125%	9.549%	Dec. 1, 2006	June 1, 2007

The net income statement impact of the interest rate swaps in the third quarter and the first nine months of 2006 was a charge of approximately $1.3 million and $6.2 million, respectively. The income statement impact for the nine months ended September 30, 2006, includes the charge taken in first quarter to terminate $300 million of interest rate swaps discussed above.

The Company’s remaining interest rate swap qualifies for the “shortcut” method allowed under SFAS No. 133, which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instrument.

Commercial Paper

To provide the Company with cost-effective borrowing flexibility, we have a $200 million commercial paper program that is used to borrow funds for general corporate purposes. At September 30, 2006, $105.6 million was outstanding under this program.

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

Retirement of Debt

In June 2006, we completed tender offers for a portion of our 7.5% Senior Notes due in January 2009 and our 8.0% Senior Notes due in February 2011. $363.7 million, face amount, of the 7.5% notes were retired, leaving $136.3 million outstanding, and $428.0 million, face amount, of the 8.0% notes were retired, leaving $72.0 million outstanding. In connection with these retirements of debt, we recorded charges of $62.0 million representing premiums paid and the write-off of unamortized deferred financing costs.

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

Equity Repurchase Program

In February 2006, our Board of Directors authorized the purchase of 3.5 million shares of common stock in the open market and negotiated purchases through the end of 2006. As of September 30, 2006, no shares have been repurchased under this authorization.

Cash Dividends

In July 2006, the Company declared a cash dividend of 40 cents per share, which was paid on August 23, 2006, to stockholders of record as of the close of business on August 9, 2006. This represented a 10.3% increase to the regular quarterly dividend. The Company has paid quarterly cash dividends since third quarter 2003. Subsequent to the end of third quarter 2006, we declared a quarterly cash dividend of 40 cents per share, payable on November 22, 2006, to stockholders of record as of the close of business on November 8, 2006.

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

Contractual Obligations	Increase/ (Decrease)	Total
(In millions)
Debt, including capital lease obligations	$104.7	$10,963.2
Estimated interest payments(a)	294.4	3,846.8
Operating lease obligations	(61.9)	1,453.5
Purchase order obligations	30.2	93.1
Guaranteed payments to State of Louisiana	15.1	149.9
Minimum tax payments guaranteed to State of Illinois	115.8	115.8
Construction commitments	214.1	533.1
Community reinvestment	42.6	144.5
Entertainment obligations	(28.4)	98.8
Other contractual obligations	37.1	103.6

(a)           Estimated interest for variable-rate debt is based on rates at September 30, 2006.

Other Commitments	Increase/ (Decrease)	Total
(In millions)
Guarantees of loans	$(49.0)	$216.6
Letters of credit	531.6	649.7

The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments, pursuant to these contracts for the four managed Indian-owned facilities now open, which extend for periods of up to 62 months from September 30, 2006, is $1.2 million. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.

We may guarantee all or part of the debt incurred by Indian tribes, with which we have entered into management contracts, to fund development or expansion of casino facilities on the Indian lands. For all existing guarantees of Indian debt, we have obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, that the value of such property would satisfy our obligations in the event these guarantees were enforced. Additionally, we have received limited waivers from the Indian tribes of their sovereign immunity to allow us to pursue our rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken. The aggregate outstanding balance of such debt as of September 30, 2006, was $192.1 million.

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

There were no newly identified significant accounting estimates in third quarter 2006, nor were there any material changes to the critical accounting policies and estimates discussed in our 2005 Annual Report.

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

•       our ability to effectively integrate companies that we acquire into our operations, including Caesars and London Clubs;

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

Item 3.                        Quantitative and Qualitative Disclosure About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed-rate and variable-rate obligations. Of our approximate $11.1 billion total debt at September 30, 2006, $3.8 billion, including $200 million of fixed-rate debt for which we have entered into an interest rate swap agreement, is subject to variable interest rates. For our fixed-rate debt subject to the interest rate swap agreement, the interest rate received was 7.125% at September 30, 2006, compared to 9.549% average interest rate paid on the swap. The average interest rate on our variable-rate debt, excluding the impact of our swap agreements, was 5.8% at September 30, 2006. Assuming a constant outstanding balance for our variable-rate debt for the next twelve months, a hypothetical 1% change in interest rates would change interest expense for the next twelve months by approximately $36.3 million.

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. We have also utilized treasury rate locks to hedge the risk of future treasury rate increases for certain forecasted debt issuances, but we do not currently have any treasury rate lock agreements. We do not purchase or hold any derivative financial instruments for trading purposes.

Foreign currency translation gains and losses were not material to our results of operations for the first nine months of 2006. Although we are pursuing development opportunities in foreign countries, we currently have no material ownership interests in businesses in foreign countries. Accordingly, we are not currently subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future operating results or cash flows.

From time to time, we hold investments in various available-for-sale equity securities; however, our exposure to price risk arising from the ownership of these investments is not material to our consolidated financial position, results of operations or cash flows.

Item 4.                        Controls and Procedures

(a)   Evaluation of disclosure controls and procedures.

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2006. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

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

On November 13, 2000, Catskill Development, LLC, Mohawk Management, LLC and Monticello Raceway Development Company, LLC (collectively, “Catskill Development”) filed an action captioned Catskill Development LLC, et al. vs. Park Place Entertainment Corporation, et al., against Caesars in the United States District Court for the Southern District of New York. Catskill Development alleges tortious interference with contract and prospective business relationships, unfair competition and state anti-trust violations pertaining to a proposed gaming facility to be developed by Catskill Development and the Saint Regis Mohawk Tribe, and seeks over $2 billion in compensatory damages and over $2 billion in punitive damages. The District Court granted summary judgment to Caesars and dismissed the complaint in its entirety. The plaintiffs appealed the District Court’s decision to the United States Court of Appeals for the Second Circuit. The Court of Appeals referred the matter back to the District Court to resolve jurisdictional issues. The Company believes this matter to be without merit and will continue to vigorously contest the case.

On October 15, 2001, Scutti Enterprises, LLC (“Scutti”) filed an action against Caesars in the Supreme Court of the State of New York, County of Monroe (subsequently removed to United States District Court for the Western District of New York). The action arises out of Scutti’s efforts to redevelop and manage the Saint Regis Mohawk Bingo Palace. Scutti alleges tortious interference with contract and prospective business relationships, unfair competition and state anti-trust violations and seeks over $500 million in compensatory damages and unspecified punitive damages. The District Court entered summary judgment, in Caesars’ favor, on all of the claims. The United States Court of Appeals for the Second Circuit affirmed the District Court on the claim for tortious interference with prospective business relations, the only claim appealed. Scutti filed a motion for reconsideration, which was denied. This matter is now closed.

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

None.

Item 3.                        Defaults Upon Senior Securities.

None.

Item 4.                        Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2006.

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

4.2

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

4.4

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

4.5

Indenture, dated as of November 9, 1999 between Park Place Entertainment Corp., as Issuer, and Norwest Bank Minnesota, N.A., as Trustee. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.6

Officers’ Certificate, dated as of November 9, 1999 with respect to the 8 1/2% Senior Notes due 2006. (Incorporated by reference to the exhibit to Park Place Entertainment Corporation’s Current Report on Form 8-K, filed November 12, 1999).

4.7

Officers’ Certificate, dated as of September 12, 2000 with respect to the 8.875% Senior Subordinated Notes due 2008. (Incorporated by reference to the exhibit to Park Place Entertainment Corporation’s Current Report on Form 8-K, filed September 19, 2000.)

4.8

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

4.9

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

4.10

Indenture, dated as of February 22, 2000, between Park Place Entertainment Corp., as Issuer, and Norwest Bank Minnesota, N.A., as Trustee, with respect to the 9 3/8% Senior Subordinated Notes due 2007. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation., File No. 333-32992, filed March 22, 2000.)

4.11

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

4.12

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

4.13

Indenture, dated as of January 29, 2001, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and Bank One Trust Company, N.A., as Trustee, relating to the 8.0% Senior Notes Due 2011. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

4.14

Indenture, dated as of May 14, 2001, between Park Place Entertainment Corp., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-62508, filed June 7, 2001.)

4.15

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

4.16

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

4.17

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

4.18

Indenture, dated as of August 22, 2001, between Park Place Entertainment Corp., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7.50% Senior Notes due 2009. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-69838, filed September 21, 2001.)

4.19

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

4.20

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

4.21

Indenture, dated as of March 14, 2002, between Park Place Entertainment Corp., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-86142, filed April 12, 2002.)

4.22

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

4.23

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

4.24

Indenture, dated as of April 11, 2003, between Park Place Entertainment Corp., as Issuer, and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-104829, filed April 29, 2003.)

4.25

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

4.26

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

4.27

Indenture, dated as of December 11, 2003, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.375% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

4.28

Indenture, dated as of June 25, 2004, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.50% Senior Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

4.29

Indenture, dated as of February 9, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Senior Floating Rate Notes due 2008. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)

4.30

Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.31

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

4.32

Registration Rights Agreement, dated as of April 7, 2004, between Caesars Entertainment, Inc. and Deutsche Bank Securities Inc. relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Registration Statement on Form S-3 of Caesars Entertainment, Inc., File No. 333-115641, filed May 19, 2004.)

4.33

Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed June 3, 2005.)

4.34

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

4.35

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

4.36

Indenture dated as of September 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.75% Senior Notes due 2017. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed October 3, 2005.)

4.37

Indenture, dated as of June 9, 2006, between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 14, 2006.)

4.38

Officers’ Certificate, dated as of June 9, 2006, pursuant to Sections 301 and 303 of the Indenture dated as of June 9, 2006 between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 14, 2006.)

4.39	Form of 6.50% Senior Note due 2016. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 14, 2006.)
10.1

Third Amended and Restated Credit Agreement, dated as of April 25, 2006 among Harrah’s Entertainment, Inc. as Guarantor, Harrah’s Operating Company, Inc. as Borrower, the Lenders named therein, Syndication Agent, Co-Documentation Agents and Administrative Agent. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed April 26, 2006.)

*10.2

Amendment No. 1, dated June 16, 2006, to the Third Amended and Restated Credit Agreement, dated as of April 25, 2006 among Harrah’s Entertainment, Inc. as Guarantor, Harrah’s Operating Company, Inc. as Borrower, the Lenders named therein, Syndication Agent, Co-Documentation Agents and Administrative Agent.

*10.3

Amendment No. 2, dated August 16, 2006, to the Third Amended and Restated Credit Agreement, dated as of April 25, 2006 among Harrah’s Entertainment, Inc. as Guarantor, Harrah’s Operating Company, Inc. as Borrower, the Lenders named therein, Syndication Agent, Co-Documentation Agents and Administrative Agent.

10.4

Amendment No. 3, dated September 29, 2006, to the Third Amended and Restated Credit Agreement, dated as of April 25, 2006 among Harrah’s Entertainment, Inc. as Guarantor, Harrah’s Operating Company, Inc. as Borrower, the Lenders named therein, Syndication Agent, Co-Documentation Agents and Administrative Agent. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed October 2, 2006.)

10.5

Purchase Agreement, dated December 8, 2003, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., as Guarantor, and Citigroup Global Markets Inc., as Initial Purchaser relating to the 5.375% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.)

10.6

Purchase Agreement, dated June 22, 2004, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., as Guarantor, and J.P. Morgan Securities Inc., as representative of the Initial Purchasers, relating to the 5.50% Senior Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

10.7

Purchase Agreement, dated February 4, 2005, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., as Guarantor, and Goldman Sachs & Co., as Initial Purchaser, relating to Senior Floating Rate Notes due 2008. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)

10.8

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

10.9

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

10.10

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

10.11

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

10.12

Commercial Paper Dealer Agreement, dated as of May 3, 2000, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and Banc of America Securities LLC, as Dealer. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

10.13

Commercial Paper Dealer Agreement, dated as of May 3, 2000, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and Credit Suisse First Boston Corporation, as Dealer. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

10.14

Form of Interest Rate Swap Agreements with BNP Paribas, JPMorgan Chase Bank, and The Royal Bank of Scotland PLC. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004.)

†10.15

Employment Agreement dated as of September 4, 2002, between Harrah’s Entertainment, Inc. and Gary W. Loveman. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)

†10.16

Amendment dated as of October 31, 2005, to Employment Agreement dated as of September 4, 2002, between Harrah’s Entertainment, Inc. and Gary W. Loveman. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.)

†10.17

Severance Agreement dated June 1, 2003 entered into with Gary W. Loveman (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

†10.18

Form of Employment Agreement between Harrah’s Operating Company, Inc. and Charles L. Atwood, Stephen H. Brammell, Jonathan S. Halkyard, Janis L. Jones, Virginia E. Shanks, Mary H. Thomas and Timothy J. Wilmott. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

†10.19

Form of Severance Agreement entered into with Charles L. Atwood, Stephen H. Brammell, Jonathan S. Halkyard, Janis L. Jones, Virginia E. Shanks, Mary H. Thomas, and Timothy J. Wilmott. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

10.20

Form of Indemnification Agreement entered into by The Promus Companies Incorporated and each of its directors and executive officers. (Incorporated by reference to the exhibit to the Registration Statement of Harrah’s Entertainment, Inc. on Form 10, File No. 1-10410, filed on December 13, 1989.)

10.21

Form of Supplemental Indemnification Agreement entered into by Harrah’s Entertainment, Inc. and each of its directors and executive officers. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed July 21, 2006.)

†10.22

Financial Counseling Plan of Harrah’s Entertainment, Inc. as amended June 1996. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

†10.23

The Promus Companies Incorporated 1996 Non-Management Director’s Stock Incentive Plan dated April 5, 1995. (Incorporated by reference to the exhibit to the Company’s Proxy Statement for the 1995 Annual Meeting of Stockholders, filed April 25, 1995.)

†10.24

Amendment dated February 20, 1997 to 1996 Non-Management Director’s Stock Incentive Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.)

†10.25

Amendment dated as of November 15, 2000 to the 1996 Non-Management Directors Stock Incentive Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

10.26	Summary Plan Description of Executive Term Life Insurance Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)
†10.27	Executive Supplemental Savings Plan dated February 21, 2001. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.)
†10.28

First Amendment, dated May 2, 2001, to the Executive Supplemental Savings Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

†10.29

2001 Restatement of the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, amended and restated effective April 1, 2001. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.)

†10.30

Second Amendment, effective January 1, 2002, to the 2001 Restatement of the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)

†10.31

Third Amendment dated January 1, 2003 to the 2001 Restatement of the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

†10.32

Fourth Amendment dated August 19, 2004 to the 2001 Restatement of the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)

†10.33

Fifth Amendment dated December 16, 2004 to the 2001 Restatement of the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed December 17, 2004.)

*†10.34	Sixth Amendment, effective as of January 1, 2005, to the 2001 Restatement of the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan.
†10.35	Executive Supplemental Savings Plan II effective as of January 1, 2005. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed December 17, 2004.)
†10.36

First Amendment, effective as of January 25, 2005, to the Executive Supplemental Savings Plan II. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)

†10.37

Second Amendment, effective as of February 11, 2005, to the Executive Supplemental Savings Plan II. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)

*†10.38	Amendment and Restatement of the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective January 1, 2005.
†10.39

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

*†10.40	Amendment dated June 13, 2005 to the Park Place Entertainment Corporation 1998 Stock Incentive Plan.
†10.41

Park Place Entertainment Corporation 1998 Independent Director Stock Option Plan. (Incorporated by reference to the exhibit to Amendment No. 1 to the Registration Statement of Park Place Entertainment Corporation on Form S-8, filed June 15, 2000.)

*†10.42	Amendment dated June 13, 2005 to the Park Place Entertainment Corporation 1998 Independent Director Stock Option Plan.
†10.43

The Restated Park Place Entertainment Corporation Executive Deferred Compensation Plan, as restated and amended effective January 1, 2002. (Incorporated by reference to the exhibit to Park Place Entertainment Corporation’s Annual Report on Form 10-K, filed on March 28, 2003.)

*†10.44	Amendment, dated June 13, 2005, to the Restated Park Place Entertainment Corporation Executive Deferred Compensation Plan, effective June 13, 2005.
*†10.45	First Amendment to the Restated Park Place Entertainment Corporation Executive Deferred Compensation Plan, effective June 13, 2005.
*†10.46	Second Amendment to the Restated Park Place Entertainment Corporation Executive Deferred Compensation Plan, effective August 1, 2005.
*†10.47	Third Amendment to the Restated Park Place Entertainment Corporation Executive Deferred Compensation Plan, effective August 1, 2006.
*†10.48	Fourth Amendment to the Restated Park Place Entertainment Corporation Executive Deferred Compensation Plan, effective July 1, 2006.
†10.49

Caesars Entertainment, Inc. 2004 Long Term Incentive Plan. (Incorporated by reference to the exhibit to the Registration Statement of Caesars Entertainment, Inc. on Form S-8, filed on February 9, 2005.)

*†10.50	Amendment dated June 13, 2005 to the Caesars Entertainment, Inc. 2004 Long Term Incentive Plan.
†10.51

The Promus Companies Incorporated 1990 Stock Option Plan, as amended July 29, 1994. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.)

†10.52

Amendment, dated April 5, 1995, to The Promus Companies Incorporated 1990 Stock Option Plan as adjusted on December 12, 1996. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

†10.53

Amendment, dated February 26, 1998, to the Harrah’s Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.)

†10.54

Amendment, dated April 30, 1998, to the Harrah’s Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

†10.55

Amendment, dated October 29, 1998, to the Harrah’s Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

†10.56

Amendment, dated as of May 6, 1999, to Harrah’s Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)

†10.57

Amendment, dated as of February 23, 2000, to Harrah’s Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

†10.58	The Promus Companies Incorporated 1990 Restricted Stock Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 1989.)
†10.59

Amendment, dated April 5, 1995, to The Promus Companies Incorporated 1990 Restricted Stock Plan. (Incorporated by reference to the exhibit to the Company’s Proxy Statement for the 1995 Annual Meeting of Stockholders, filed April 25, 1995.)

†10.60

Amendment, dated February 26, 1998, to the Harrah’s Entertainment, Inc. 1990 Restricted Stock Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.)

†10.61

Amendment, dated April 30, 1998, to the Harrah’s Entertainment, Inc. 1990 Restricted Stock Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

†10.62

Amendment, dated October 29, 1998, to the Harrah’s Entertainment, Inc. 1990 Restricted Stock Plan. (Incorporated by reference to the exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

†10.63

Deferred Compensation Plan dated October 16, 1991. (Incorporated by reference from Amendment No. 2 to the Registration Statement of Harrah’s Entertainment, Inc. and Embassy on Form S-1, File No. 33-43748, filed March 18, 1992.)

†10.64

Amendment, dated May 26, 1995, to The Promus Companies Incorporated Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed June 15, 1995.)

†10.65

Amendment dated April 24, 1997, to Harrah’s Entertainment, Inc.’s Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.)

†10.66

Amendment dated as of November 15, 2000 to the Harrah’s Entertainment, Inc. Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

†10.67

Amendment dated as of February 26, 2003 to the Harrah’s Entertainment, Inc. Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

†10.68

Amended and Restated Executive Deferred Compensation Plan dated as of October 27, 1995. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

†10.69

Amendment dated April 24, 1997 to Harrah’s Entertainment, Inc.’s Executive Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.)

†10.70

Amendment dated April 30, 1998 to the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

†10.71

Amendment dated October 29, 1998 to the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

†10.72

Restated Amendment, dated July 18, 1996, to Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

†10.73

Amendment dated as of November 15, 2000 to the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

†10.74

Amendment dated as of February 21, 2001 to the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.)

†10.75

Amendment dated as of January 1, 2003 to the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

*†10.76	Amendment to the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan, effective January 1, 2005.
10.77

Letter Agreement with Wells Fargo Bank Minnesota, N.A., dated August 31, 2000, concerning appointment as Escrow Agent under Escrow Agreement for deferred compensation plans. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

10.78

Amendment to Escrow Agreement, dated April 26, 2000, between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A., Successor to Bank of America, N.A. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

10.79

Trust Agreement dated June 20, 2001 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.)

†10.80

Time Accelerated Restricted Stock Award Plan (“TARSAP”) program dated December 12, 1996. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

†10.81	TARSAP Deferral Plan dated July 28, 1999. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

†10.82

Time Accelerated Restricted Stock Award Plan II (TARSAP II) dated April 26, 2000. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

†10.83	Harrah’s Entertainment, Inc. 2000 Senior Executive Incentive Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)
†10.84	Harrah’s Entertainment, Inc. 2005 Senior Executive Incentive Plan. (Incorporated by reference from Annex C to the Company’s Proxy Statement, filed March 4, 2004.)
†10.85

Harrah’s Entertainment, Inc. 2001 Executive Stock Incentive Plan. (Incorporated by reference to the exhibit to the Registration Statement on Form S-8 of Harrah’s Entertainment, Inc., File No. 333-63854, filed June 26, 2001.)

†10.86

Amendment dated as of January 1, 2003 to the Harrah’s Entertainment, Inc. 2001 Executive Stock Incentive Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

†10.87

Harrah’s Entertainment, Inc. 2001 Broad-Based Stock Incentive Plan. (Incorporated by reference to the exhibit to the Registration Statement on Form S-8 of Harrah’s Entertainment, Inc., File No. 333-63856 filed June 26, 2001.)

†10.88

The 2001 Restatement of the Harrah’s Entertainment, Inc. Savings And Retirement Plan, effective January 1, 2002. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.)

†10.89

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

†10.90

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

*†10.91	Eighth Amendment to the Caesars Entertainment 401(k) Savings Plan, adopted December 23, 2005.
*†10.92	Ninth Amendment to the Caesars Entertainment 401(k) Savings Plan, adopted May 5, 2006.
*†10.93	Tenth Amendment to the Caesars Entertainment 401(k) Savings Plan, adopted September 21, 2006.

†10.94

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

†10.95	Harrah’s Entertainment, Inc. Amended and Restated 2004 Equity Incentive Award Plan. (Incorporated by reference from the Company’s Proxy Statement filed March 14, 2006, Annex B.)
†10.96	Form of Stock Option Agreement. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)
†10.97	Form of Restricted Stock Agreement. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)
†10.98	Form of Stock Appreciation Right Award Agreement. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed July 21, 2006.)
14

Harrah’s Entertainment, Inc. Code of Business Conduct and Ethics for Principal Officers, adopted February 26, 2003. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 10, 2003.)

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2006.
*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2006.
*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2006.
*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2006.

†                    Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form pursuant to Item 6 of Form 10-Q.

*                    Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRAH’S ENTERTAINMENT, INC.
November 8, 2006	By:	/s/ ANTHONY D. McDUFFIE
Anthony D. McDuffie
Senior Vice President, Controller and Chief Accounting Officer