Form 10-K
period 2006-12-31
HARRAHS ENTERTAINMENT INC
filed 2007-03-01
CIK 858339

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-10410

HARRAH’S ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	62-1411755 (I.R.S. Employer Identification No.)

One Caesars Palace Drive, Las Vegas, Nevada (Address of principal executive offices)	89109 (Zip code)

Registrant’s telephone number, including area code:

(702) 407-6000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.10 per share	NEW YORK STOCK EXCHANGE CHICAGO STOCK EXCHANGE PHILADELPHIA STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006, based upon the closing price of $71.48 for the Common Stock on the New York Stock Exchange on that date, was $13,221,185,333.

As of January 31, 2007, the Registrant had 186,400,751 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, which will be filed within 120 days after the end of the fiscal year, are incorporated by reference into Part III hereof.

PART I

ITEM 1.	Business.

Overview

Harrah’s Entertainment, Inc., a Delaware corporation, is one of the largest casino entertainment providers in the world. Our business is primarily conducted through a wholly-owned subsidiary, Harrah’s Operating Company, Inc. As of December 31, 2006, we owned or managed through various subsidiaries 48 casinos, primarily in the United States and the United Kingdom. Our casino entertainment facilities operate primarily under the Harrah’s, Caesars and Horseshoe brand names in the United States, and include land-based casinos, casino clubs, riverboat or dockside casinos, casinos on Indian reservations, a combination greyhound racing facility and casino and combination thoroughbred racetracks and casinos. As of December 31, 2006, our facilities have an aggregate of approximately 3 million square feet of gaming space and approximately 40,000 hotel rooms. We have a customer loyalty program, Total Rewards, that we use for marketing promotions and to generate play by our customers when they travel among our markets in the United States. We also operate the World Series of Poker tournament circuit at our casinos.

We were incorporated on November 2, 1989, and prior to such date operated under predecessor companies. Our principal executive offices are located at One Caesars Palace Drive, Las Vegas, Nevada 89109, telephone (702) 407-6000. Our common stock is traded on the New York Stock Exchange under the symbol “HET.”

2006 Highlights

Agreement With Private Equity Firms

On December 19, 2006, Harrah’s Entertainment entered into a definitive agreement for affiliates of Texas Pacific Group (“TPG”) and Apollo Management, L.P. (“Apollo”) to acquire Harrah’s Entertainment in an all cash transaction valued at approximately $27.8 billion at the time of announcement, including the assumption of $10.7 billion of debt. Under the terms of the agreement, holders of Harrah’s Entertainment common stock will receive $90.00 in cash for each outstanding share.

On February 8, 2007, Harrah’s Entertainment filed a preliminary proxy statement regarding the sale of the company. The special meeting of stockholders to consider and vote on the proposal to sell the company is scheduled for April 5, 2007, and is open to stockholders of record as of March 8, 2007.

We expect that the transaction will be completed in 2007 and is subject to customary closing conditions, including stockholder approval and regulatory approvals. It is not subject to financing conditions. If the agreement is adopted by our stockholders and the other closing conditions in the agreement are satisfied or waived, the affiliates of TPG and Apollo will merge with and into Harrah’s Entertainment, and Harrah’s Entertainment will be the surviving corporation. As a result of the merger, if completed, our common stock will cease to be publicly traded. Until the transaction closes, we intend to pay a regular quarterly dividend of $0.40 per share.

If the merger is not completed, we will remain an independent public company and our common stock will continue to be listed and traded on the New York Stock Exchange.

Acquisition of London Clubs International

In December 2006, we completed our acquisition of 100 percent of the ordinary shares of London Clubs International plc (“London Clubs”) for approximately $586.1 million, including acquisition costs, and assumed London Clubs’ debt of approximately $78.5 million. As of December 31, 2006, London Clubs owned or managed seven casinos in the United Kingdom, two in Egypt and one in South Africa. London Clubs also has four casinos under development in the United Kingdom.

Opening of Harrah’s Chester

Harrah’s Chester opened for simulcasting and live harness racing on September 10, 2006. We own a 50 percent interest in Chester Downs & Marina, LLC, an entity that owns Harrah’s Chester, a 5/8-mile harness racetrack and slots facility located approximately six miles south of Philadelphia International Airport. The slots facility at Harrah’s Chester opened on January 22, 2007, with 2,750 slots. Harrah’s Entertainment is providing financing for the project and will manage the operations at Harrah’s Chester.

Construction and Development

Las Vegas

During 2005 and 2006, we acquired several businesses, including Caesars Entertainment and Imperial Palace, and parcels of land adjacent to our properties on the Las Vegas Strip (the “Strip”) with the goal of obtaining continuous land holdings on the east side of the Strip from Harrah’s Las Vegas to Paris Las Vegas. In fourth quarter 2006, we entered into a definitive agreement to exchange certain real estate that we own on the Las Vegas Strip for the Barbary Coast property; the transaction closed on February 27, 2007. The Barbary Coast is located at the northeast corner of Flamingo Road and Las Vegas Boulevard, between Bally’s Las Vegas and Flamingo Las Vegas. With the closing of the Barbary Coast acquisition and other properties under acquisition agreements, we will have a total of nearly 350 acres of land encompassing the area between Paris Las Vegas to the south, Harrah’s Las Vegas to the north, Koval Avenue to the east and the Rio to the west, and we will have essentially completed our land assemblage goals in Las Vegas. This land assemblage permits a concept-development and master-planning opportunity for innovative entertainment options in Las Vegas, and we are in the process of determining the best way to maximize the value of our real estate assemblage for this prime acreage on the Las Vegas Strip.

Atlantic City

Construction continues on an upgrade and expansion of Harrah’s Atlantic City, which will include a new hotel tower with approximately 960 rooms, a casino expansion and a retail and entertainment complex. A new buffet and most of the retail center opened on February 16, 2007. The new hotel tower is expected to open in the second quarter of 2008.

Biloxi

With the closure of our properties on the Mississippi Gulf Coast due to Hurricane Katrina in late August 2005, we decided to concentrate our rebuilding efforts in the Mississippi Gulf on a resort casino at the former location of the Grand Casino Biloxi. After being closed for a year due to Hurricane Katrina, Grand Casino Biloxi reopened in August 2006 with approximately 650 slot machines and 20 table games, a 500-room hotel, restaurants and other amenities. In fourth quarter 2006, we acquired the remaining assets of Casino Magic Biloxi, which is adjacent to the Grand Casino Biloxi. This acquisition gives us additional flexibility in pursuing future development along the Mississippi Gulf Coast.

Spain

We have signed an agreement to develop a joint venture casino and hotel in the master-planned community of Ciudad Real, 118 miles south of Madrid. The joint venture between a subsidiary of Harrah’s Entertainment and El Reino de Don Quijote de La Mancha, S.A. is owned 60% and 40%, respectively. We expect to develop and operate a Caesars branded casino and hotel within the project. The project is expected to contain an approximately 800-room hotel, an approximately 80,000 square foot casino, a 3,000 seat entertainment venue, and approximately 70,000 square feet of convention and meeting space. We expect construction to begin in November 2007, with an anticipated opening in mid 2010. Completion of this project is subject to a number of conditions, including governmental approvals and changes in certain laws.

The Bahamas

We have signed a joint venture agreement with a subsidiary of Baha Mar Resort Holdings Ltd. to create the Caribbean’s largest single-phase destination in the Bahamas. The joint venture partners have also signed management agreements with subsidiaries of Starwood Hotels & Resorts Worldwide, Inc. The joint venture will be 57% owned by a subsidiary of Baha Mar Resort Holdings Ltd. and 43% by a subsidiary of Harrah’s

Entertainment and will become effective upon confirmation by the Bahamian Government of certain required approvals and concessions. We expect to develop and operate a Caesars branded casino and hotel within the project. The project is expected to contain an approximately 1,100-room hotel, an approximately 100,000 square feet casino, and approximately 100,000 square feet of convention and meeting space. We expect construction to begin in 2007, with an anticipated opening in early 2011. Completion of this project is subject to a number of conditions, including governmental approvals and changes in certain laws.

Chicagoland

Construction began in second quarter 2006 on the renovation and expansion of Horseshoe Hammond, which will include a two-level entertainment vessel and a 108,000 square-foot casino. The project is expected to be completed in mid-2008.

Dispositions

During 2006, we sold Grand Casino Gulfport, the Reno Hilton, the Flamingo Laughlin, and the equity interests of the entities that owned Harrah’s Lake Charles.

Description of Business

Our casino business commenced operations in 1937. We own or manage casino entertainment facilities in more areas throughout the United States than any other participant in the casino industry. In addition to casinos, our facilities typically include hotel and convention space, restaurants and non-gaming entertainment facilities. Three of our properties are racetracks at which we have installed slot machines. The descriptions below are as of December 31, 2006, except where otherwise noted.

In southern Nevada, Harrah’s Las Vegas, Rio All-Suite Hotel & Casino, Caesars Palace, Bally’s Las Vegas, Flamingo Las Vegas, Paris Las Vegas and Imperial Palace Hotel & Casino are located in Las Vegas, and draw customers from throughout the United States. In fourth quarter 2006, we entered into a definitive agreement to acquire the Barbary Coast in Las Vegas; the transaction closed on February 27, 2007. Harrah’s Laughlin is located near both the Arizona and California borders and draws customers primarily from the southern California and Phoenix metropolitan areas and, to a lesser extent, from throughout the U.S. via charter aircraft.

In northern Nevada, Harrah’s Lake Tahoe, Harveys Resort & Casino and Bill’s Casino are located near Lake Tahoe and draw customers primarily from California. Harrah’s Reno, located in downtown Reno, draws customers primarily from Northern California, the Pacific Northwest and Canada.

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

In Louisiana, we own Harrah’s New Orleans, a land-based casino located in downtown New Orleans, which attracts customers primarily from the New Orleans metropolitan area. Harrah’s New Orleans reopened on February 17, 2006, and an adjacent hotel tower opened in September 2006. In the northwest part of the state, Horseshoe Bossier City, a dockside casino, and Harrah’s Louisiana Downs, a thoroughbred racetrack with slot machines, located in Bossier City, cater to customers in northwestern Louisiana and east Texas, including the Dallas/Fort Worth metropolitan area.

On the Mississippi gulf coast, we own the Grand Casino Biloxi, located in Biloxi, Mississippi, which caters to customers in Southern Mississippi, Southern Alabama and Northern Florida. Grand Casino Biloxi reopened in August 2006.

Harrah’s North Kansas City and Harrah’s St. Louis, both dockside casinos, draw customers from the Kansas City and St. Louis metropolitan areas, respectively. Harrah’s Metropolis is a dockside casino located in Metropolis, Illinois, on the Ohio River, drawing customers from Southern Illinois, Western Kentucky and Central Tennessee.

Horseshoe Tunica, Grand Casino Tunica and Sheraton Casino & Hotel Tunica, dockside casino complexes located in Tunica, Mississippi, are approximately 30 miles from Memphis, Tennessee and draw customers primarily from the Memphis area.

Horseshoe Council Bluffs, a land-based casino, and Harrah’s Council Bluffs, a dockside casino facility, are located in Council Bluffs, Iowa, across the Missouri River from Omaha, Nebraska. In March 2006, the former Bluffs Run Casino became Horseshoe Council Bluffs. Horseshoe Council Bluffs is the first property to be converted to a Horseshoe since we acquired the brand. The Bluffs Run Greyhound Racetrack remains in operation at the property. Both facilities are located in Council Bluffs, Iowa, across the Missouri River from Omaha, Nebraska. At Bluffs Run, we own the assets other than gaming equipment, and lease these assets to the Iowa West Racing Association, or IWRA, a nonprofit corporation, and we manage the facility for the IWRA under a management agreement expiring in October 2024. Iowa law requires that a qualified nonprofit corporation hold Bluffs Run’s gaming and pari-mutuel licenses and its gaming equipment.

Casino Windsor, located in Windsor, Ontario, draws customers primarily from the Detroit metropolitan area and the Conrad Resort & Casino located in Punta Del Este, Uruguay, draws customers primarily from Argentina and Uruguay.

Harrah’s Chester is a combination harness racetrack and slot facility located approximately six miles south of Philadelphia International Airport which draws customers primarily from the greater Philadelphia metropolitan area and Delaware.

As part of the acquisition of London Clubs, we own or manage four casinos in London: the Sportsman, the Golden Nugget, Rendezvous Casino and Fifty. Our casinos in London draw customers primarily from the greater London metropolitan area as well as the Middle East. We also own Manchester235, Rendezvous Brighton and Rendezvous Southend-on-Sea in the provinces of the United Kingdom, which primarily draw customers from their local areas. Emerald Safari, located in the province of Gauteng in South Africa, draws customers primarily from South Africa. We also manage two casinos in Cairo, Egypt at the Nile Hilton and Ramses Hilton, which draw customers primarily from other countries in the Middle East.

In addition to the casinos that we own or manage, we also earn fees through our management of four casinos for Indian tribes:

•

Harrah’s Phoenix Ak-Chin, located near Phoenix, Arizona, which we manage for the Ak-Chin Indian Community under a management agreement that expires in December 2009. Harrah’s Phoenix Ak-Chin draws customers from the Phoenix metropolitan area;

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

Additional information about our casino entertainment properties as of December 31, 2006 is set forth below in Item 2, “Properties.”

Sales and Marketing

We believe that our distribution system of casino entertainment facilities provides us the ability to generate play by our customers when they travel among markets, which we refer to as cross-market play. In addition, with the Caesars acquisition, we have several critical multi-property markets like Las Vegas, Atlantic City and Tunica, and we have seen increased revenue from customers visiting multiple properties in the same market. We believe our customer loyalty program, Total Rewards, in conjunction with this distribution system, allows us to capture a growing share of our customers’ gaming budget and generate increasing same-store sales.

Our Total Rewards customers are able to earn Reward Credits and redeem those Reward Credits at most of our U.S. casino entertainment facilities. In 2006, we converted the systems of Caesars Entertainment Inc.’s Connection Card to Total Rewards at all of the U.S. properties we acquired in the Caesars acquisition. We integrated the Horseshoe properties into our Total Rewards database in 2005, and in April 2006, the Winners Circle card was transitioned to Total Rewards. Total Rewards is structured in tiers, providing customers an incentive to consolidate their play at our casinos. Depending on their level of play with us in a calendar year, customers may be designated as either Gold, Platinum, Diamond, or Seven Stars customers. Customers who do not participate in Total Rewards are encouraged to join, and those with a Total Rewards card are encouraged to consolidate their play through targeted promotional offers and rewards.

We have developed a database containing information for our customers and aspects of their casino gaming play. We use this information for marketing promotions, including through direct mail campaigns and the use of electronic mail and our website.

Patents and Trademarks

We own the following trademarks used in this document: Harrah’s®, Caesars®, Grand CasinoSM, Bally’s®, Flamingo®, Paris®, Caesars Palace®, Rio®, Showboat®, Bill’s®, Harveys®, Total Rewards®, Bluffs Run®, Louisiana Downs®, Reward Credits®, Horseshoe®, Seven StarsSM, WINet®, The Pier Shops at CaesarsSM, Winners Circle®, and World Series of Poker®. Trademark rights are perpetual provided that the mark remains in use by us. We consider all of these marks, and the associated name recognition, to be valuable to our business.

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

Competition

We own or manage land-based, dockside, riverboat and Indian casino facilities in most U.S. casino entertainment jurisdictions. We also own or manage properties in Canada, the United Kingdom, South Africa, Egypt and Uruguay. We compete with numerous casinos and casino hotels of varying quality and size in the market areas where our properties are located. We also compete with other non-gaming resorts and vacation areas, and with various other casino and other entertainment businesses. The casino entertainment business is characterized by competitors that vary considerably by their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity.

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

Employee Relations

We have approximately 85,000 employees through our various subsidiaries. Despite a strike in Atlantic City in 2004 that was settled, we consider our labor relations with employees to be good. Approximately 29,000 employees are covered by collective bargaining agreements with certain of our subsidiaries, relating to certain casino, hotel and restaurant employees at certain of our properties. Most of our employees covered by collective bargaining agreements are located at our properties in Las Vegas and Atlantic City. Our collective bargaining agreements with employees located at our Las Vegas properties expires in May 2007 and at our Atlantic City properties in September 2009.

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

Certifications

We have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our Principal Executive Officer and Principal Financial Officer required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. On May 24, 2006, the Company submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303.12(a) of the New York Stock Exchange Listed Company Manual.

ITEM 1A.	Risk Factors.

We are subject to extensive governmental regulation and taxation policies, the enforcement of which could adversely impact our business, financial condition and results of operations.

We are subject to extensive gaming regulations and political and regulatory uncertainty. Regulatory authorities in the foreign countries that we operate, as well as at the U.S. federal, state and local levels, have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines and take other actions, any one of which could adversely impact our business, financial condition and results of operations. For example, revenues and income from operations were negatively impacted during July 2006 in Atlantic City by a three-day government-imposed casino shutdown.

From time to time, individual jurisdictions have also considered legislation or referendums, such as bans on smoking in casinos and other entertainment and dining facilities, which could adversely impact our operations. For example, on February 7, 2007, the City Council of Atlantic City passed an ordinance requiring that by April 15, 2007, we segregate at least 75% of the casino gaming floor as a non-smoking area, leaving no more than 25% of the casino gaming floor as a smoking area. The Ordinance imposes timelines during which we must construct physical separation for such space on the casino gaming floor and provide a ventilation system that will separately exhaust the air from the non-smoking areas. It is unclear what effect, if any, the ordinance will have on revenue and profitability at our Atlantic City facilities. The likelihood or outcome of similar legislation in other jurisdictions and referendums in the future cannot be predicted.

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

We may decide to develop, construct and open new hotels, casinos and other gaming venues in response to opportunities that may arise, including developments in Spain and the Bahamas previously disclosed. Future development projects and acquisitions may require significant capital commitments and could result in potentially dilutive issuances of equity securities, the incurrence of additional debt, guarantees of third party-debt, the incurrence of contingent liabilities and an increase in amortization expense related to intangible assets, which could have an adverse effect upon our business, financial condition and results of operations. The development and construction of new hotels, casinos and gaming venues and the expansion of existing ones, such as our newly opened development at Harrah’s Chester, our developments in Spain and the Bahamas and our expansion at Harrah’s Atlantic City, are susceptible to various risks and uncertainties, such as:

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

Our ability to make payments on our indebtedness and to fund capital expenditures will depend on our ability to generate cash in the future. Harrah’s Entertainment, Inc. is a holding company and Harrah’s Operating Company, Inc. conducts substantially all of its operations through its subsidiaries. As a result, our ability to meet our debt service obligations substantially depends upon our subsidiaries’ cash flows and payments of funds to us by our subsidiaries. This ability, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. An economic downturn in a region in which we operate may adversely impact our business, results of operations and financial condition.

If the acquisition of the Company by TPG and Apollo is consummated, the Company will have substantially more debt than it currently does. TPG and Apollo received a debt commitment letter from prospective arrangers and lenders to provide, subject to the conditions set forth therein:

•

to Harrah’s Operating Company, Inc., up to $9.0 billion of senior secured credit facilities (of which $7.0 billion is expected to be drawn at the closing of the acquisition) for the purpose of repaying or refinancing certain existing indebtedness of Harrah’s Entertainment, Inc. and its subsidiaries, as well as for providing ongoing working capital and for other general corporate purposes of the surviving corporation and its subsidiaries;

•

to Harrah’s Operating Company, Inc, up to $6.025 billion of senior unsecured bridge loans under a bridge loan facility, for the purpose of financing the acquisition, repaying or refinancing certain existing indebtedness of Harrah’s Entertainment, Inc. and its subsidiaries and paying fees and expenses incurred in connection with the acquisition; and

•

to one or more direct or indirect subsidiaries of Harrah’s Entertainment, Inc., up to $7.25 billion (which amount may be increased by up to $750 million subject to a corresponding reduction in the other facilities) of mortgage loans and/or related mezzanine financing and/or real estate term loans under a real estate facility, for the purpose of financing the merger, repaying or refinancing certain existing indebtedness of Harrah’s Entertainment, Inc. and its subsidiaries and paying fees and expenses incurred in connection with the acquisition.

Based on our current level of operations and recent acquisitions, we believe our cash flow from operations, available cash and available borrowings under our current credit facilities or, if the acquisition is consummated, the debt described above in the debt commitment, will be adequate to meet our liquidity needs for the foreseeable future. There can be no assurances, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facilities or, if the acquisition is consummated, the debt described above in the debt commitment, in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Acts of terrorism and war and natural disasters may negatively impact our future profits.

Terrorist attacks and other acts of war or hostility have created many economic and political uncertainties. We cannot predict the extent to which terrorism, security alerts or war, or hostilities in Iraq and other countries throughout the world will continue to directly or indirectly impact our business and operating results. As a consequence of the threat of terrorist attacks and other acts of war or hostility in the future, premiums for a variety of insurance products have increased, and some types of insurance are no longer available. Given current conditions in the global insurance markets, we are predominately uninsured for losses and interruptions caused by terrorist acts and acts of war. If any such event were to affect our properties, we would likely be adversely impacted.

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

We may not realize all of the anticipated benefits of our acquisition of Caesars or London Clubs.

Our ability to realize the anticipated benefits of our acquisition of Caesars and London Clubs will depend, in part, on our ability to integrate the businesses of Caesars and London Clubs with our businesses. The combination of two independent companies is a complex, costly and time-consuming process. This process may disrupt the business of either or both of the companies, and may not result in the full benefits expected. The difficulties of combining the operations of the companies include, among others:

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

There is no assurance that our acquisition of Caesars or London Clubs will realize the full benefits anticipated.

The risks associated with our international operations could reduce our profits.

Some of our properties are located in countries outside the United States, and our acquisition of London Clubs in 2006 has increased the percentage of our revenue derived from operations outside the United States. Additionally, we have announced intentions to build additional facilities outside the United States, including the Bahamas and Spain. International operations are subject to inherent risks including:

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

In particular, our business may be adversely impacted by the additional gaming and room capacity in Nevada, New Jersey, Mississippi, Missouri, Michigan, Indiana, Iowa, Illinois, Pennsylvania, Louisiana, Ontario, Spain, Uruguay, United Kingdom, South Africa, Egypt, Bahamas and/or other projects not yet announced in any of the other markets in which we operate or intend to operate. In addition, our operations located in New Jersey and Nevada may be adversely impacted by the expansion of Native American gaming in New York and California.

Our businesses may be adversely impacted by the pending sale of the Company to TPG and Apollo and if the pending sale is not consummated.

We have spent significant time and money preparing for the pending sale of the Company. There are uncertainties and other factors that may affect our business prior to consummation of the merger, including:

•	the outcome of any litigation and judicial actions that have been or may be instituted against us and others relating to the merger agreement, including legislative action, referenda and taxation;

•	certain costs relating to the merger, such as legal, accounting and financial advisory fees, are payable by us whether or not the merger is completed;

•	risks that the proposed transaction disrupts our current plans and operations, and the potential difficulties for our employee retention as a result of the announcement of the merger; and

•	the effect of the announcement of the merger on our customer relationships, operating results and business generally.

Additionally, there are uncertainties and other factors that may affect the timing of the consummation of the merger, as well as if the merger will be consummated, including:

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement with TPG and Apollo;

•

the inability to complete the merger due to the failure to obtain stockholder approval or the failure to satisfy other conditions to consummation of the merger, including the inability of affiliates of TPG and Apollo to obtain gaming or other regulatory approvals required by the merger agreement;

•	the failure of affiliates of TPG and Apollo to obtain the necessary financing arrangements set forth in the debt commitment letters received in connection with the merger;

•	the failure of the merger to close for any other reason;

•

the current market price of our common stock may reflect a market assumption that the merger will occur, and failure to complete the merger could result in a decline in the market price of our common stock;

•

risks that the proposed transaction disrupts our current plans and operations, and the potential difficulties for our employee retention as a result of (a) any delay of the completion of the merger, or (b) the completion of the merger; and

•	the effect of the completion of the merger on our customer relationships, operating results and business generally.

PRIVATE SECURITIES LITIGATION REFORM ACT

This Annual Report on Form 10-K contains or may contain “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. Further, statements that include words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements. These forward-looking statements are found at various places throughout the report. These forward-looking statements, including, without limitation, those relating to future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings, the pending sale of he company and future financial results, wherever they occur in this report, are necessarily estimates reflecting the best judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors set forth above and from time to time in our filings with the Securities and Exchange Commission.

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

•	the effects of environmental and structural building conditions relating to our properties;

•	our ability to timely and cost-effectively integrate companies that we acquire into our operations, including London Clubs;

•	access to available and reasonable financing on a timely basis, including the financing necessary to consummate the pending sale of the Company;

•	the ability of TPG and Apollo to close the acquisition of the Company on a timely basis;

•	changes in laws, including increased tax rates, smoking bans, regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies;

•	litigation outcomes and judicial actions, including the litigation related to the sale of the Company and gaming legislative action, referenda and taxation;

•	the ability of our customer-tracking, customer loyalty and yield-management programs to continue to increase customer loyalty and same store or hotel sales;

•	the ability to recoup costs of capital investments through higher revenues;

•	acts of war or terrorist incidents or natural disasters;

•	access to insurance on reasonable terms for our assets;

•	abnormal gaming holds; and

•	the effects of competition, including locations of competitors and operating and market competition.

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

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Properties.

The following table sets forth information about our casino entertainment facilities:

Summary of Property Information*

Property	Type of Casino	Casino Space– Sq. Ft.(a)	Slot Machines(a)	Table Games(a)	Hotel Rooms & Suites(a)
Atlantic City, New Jersey
Harrah’s Atlantic City	Land-based	147,100	3,710	110	1,630
Showboat Atlantic City	Land-based	124,200	3,410	110	1,330
Bally’s Atlantic City	Land-based	225,800	5,390	210	1,740
Caesars Atlantic City	Land-based	140,000	3,160	160	1,140

Las Vegas, Nevada
Harrah’s Las Vegas	Land-based	90,000	1,590	100	2,530
Rio	Land-based	107,000	1,250	110	2,520
Caesars Palace	Land-based	129,000	1,420	200	3,350
Paris Las Vegas	Land-based	85,000	1,190	100	2,920
Bally’s Las Vegas	Land-based	66,400	1,240	60	2,810
Flamingo Las Vegas(b)	Land-based	76,800	1,340	120	3,530
Imperial Palace	Land-based	75,000	890	50	2,640

Laughlin, Nevada
Harrah’s Laughlin	Land-based	47,000	970	40	1,510

Reno, Nevada
Harrah’s Reno	Land-based	57,000	920	50	930

Lake Tahoe, Nevada
Harrah’s Lake Tahoe	Land-based	57,600	870	80	530
Harveys Lake Tahoe	Land-based	63,300	900	90	740
Bill’s Lake Tahoe	Land-based	18,000	250	30	—

Chicago, Illinois area
Harrah’s Joliet (Illinois)(c)	Dockside	39,200	1,190	20	200
Horseshoe Hammond (Indiana)	Dockside	48,300	2,010	60	—

Metropolis, Illinois
Harrah’s Metropolis	Dockside	31,000	1,180	30	260	(d)

Southern Indiana
Caesars Indiana	Dockside	87,000	1,950	110	500

Council Bluffs, Iowa
Harrah’s Council Bluffs	Dockside	28,000	1,030	30	250
Horseshoe Council Bluffs(e)	Greyhound racing facility and land-based casino	78,800	1,860	70	—

Tunica, Mississippi
Horseshoe Tunica	Dockside	63,000	1,830	100	510
Grand Casino Tunica	Dockside	136,000	2,180	90	1,360
Sheraton Casino & Hotel	Dockside	31,000	1,100	40	130

Mississippi Gulf Coast
Grand Casino Biloxi(f)	Dockside	27,600	800	30	490

St. Louis, Missouri
Harrah’s St. Louis	Dockside	120,000	2,840	90	500

Property	Type of Casino	Casino Space– Sq. Ft.(a)	Slot Machines(a)	Table Games(a)	Hotel Rooms & Suites(a)
North Kansas City, Missouri
Harrah’s North Kansas City	Dockside	60,100	1,790	60	390

New Orleans, Louisiana
Harrah’s New Orleans	Land-based	125,100	2,080	120	450

Bossier City, Louisiana
Louisiana Downs	Thoroughbred racing facility and land-based casino	14,900	1,370	—	—
Horseshoe Bossier City	Dockside	29,900	1,590	60	610

Chester, Pennsylvania
Harrah’s Chester(g)	Harness racing facility and land-based casino	92,000	2,750	—	—

Phoenix, Arizona
Harrah’s Ak-Chin(h)	Indian Reservation	48,000	950	30	150

Topeka, Kansas
Harrah’s Prairie Band(h)(i)	Indian Reservation	34,900	1,160	30	300

Cherokee, North Carolina
Harrah’s Cherokee(h)	Indian Reservation	88,000	3,380	40	580

San Diego, California
Harrah’s Rincon(h)	Indian Reservation	69,900	1,600	70	650

Punta del Este, Uruguay
Conrad Punta del Este Resort and Casino(j)	Land-based	44,500	500	70	300

Ontario, Canada
Casino Windsor(k)	Land-based	100,000	2,510	80	390

United Kingdom
Golden Nugget	Land-based	5,400	30	40	—
Rendezvous Casino	Land-based	6,200	20	40	—
The Sportsman	Land-based	5,200	10	50	—
Fifty(l)	Land-based	2,700	—	20	—
Rendezvous Brighton	Land-based	9,000	50	70	—
Rendezvous Southend-on-Sea	Land-based	8,700	30	70	—
Manchester235	Land-based	11,500	40	100	—

Egypt
London Club Cairo-Nile(h)	Land-based	2,300	40	10	—
Rendezvous Cairo-Ramses(h)	Land-based	2,700	30	20	—

South Africa
Emerald Safari(m)	Land-based	37,700	660	20	190

*	As of December 31, 2006, unless otherwise noted.
(a)	Approximate.
(b)	Information includes O’Shea’s Casino, which is adjacent to this property.
(c)	We have an 80 percent ownership interest in and manage this property.
(d)	A hotel, in which we own a 12.5% special limited partnership interest, is adjacent to the Metropolis facility. A new 260-room hotel owned by us opened in 2006.

(e)	The property is owned by the Company, leased to the operator, and managed by the Company for the operator for a fee pursuant to an agreement that expires in October 2024. This information includes the Bluffs Run greyhound racetrack that operates at the property.
(f)	Grand Casino Biloxi re-opened in August 2006 following its closure due to significant damage caused by Hurricane Katrina.
(g)	We have a 50 percent ownership interest in and manage this property. The slot facility at Harrah’s Chester opened on January 22, 2007.
(h)	Managed.
(i)	We will not renew the management agreement for this property when it expires in January 2008.
(j)	We have an approximate 90 percent ownership interest in and manage this property.
(k)	We have a 50 percent interest in Windsor Casino Limited, which manages this property. The province of Ontario owns the complex.
(l)	We have a 50 percent ownership interest in and manage this property.
(m)	We have a 70 percent interest in and manage this property.

ITEM 3.	Legal Proceedings.

Litigation related to our operations

In April 2000, the Saint Regis Mohawk Tribe (the “Tribe”) granted Caesars the exclusive rights to develop a casino project in the State of New York. On April 26, 2000, certain individual members of the Tribe purported to commence a class action proceeding in a “Tribal Court” in Hogansburg, New York, against Caesars seeking to nullify Caesars’ agreement with the Tribe. On March 20, 2001, the “Tribal Court” purported to render a default judgment against Caesars in the amount of $1.787 billion. Prior to our acquisition of Caesars in June 2005, it was believed that various lawsuits related to the judgment were settled pending execution of final documents and mutual releases. However, executed documents were never returned by the Tribal litigants. The Company believes this matter to be without merit and will vigorously contest any attempt to enforce the judgment.

Litigation related to the pending sale of the Company

Delaware Lawsuits

On October 5, 2006, Henoch Kaiman and Joseph Weiss filed a purported class action complaint in the Delaware Court of Chancery, Civil Action No. 2453-N, against Harrah’s Entertainment, our board of directors, Apollo and TPG, challenging the proposed transaction as inadequate and unfair to Harrah’s Entertainment’s public stockholders. Two similar putative class actions were subsequently filed in the Delaware Court of Chancery: Phillips v. Loveman, et al., Civil Action No. 2456-N; and Momentum Partners v. Atwood, et al., Civil Action No. 2455-N. On October 19, 2006, the Delaware Court of Chancery consolidated the three Delaware cases under the heading In Re Harrah’s Entertainment, Inc. Shareholder Litigation.

On December 22, 2006, Delaware plaintiffs’ counsel filed an amended and consolidated class action complaint against Harrah’s Entertainment, our directors, TPG and Apollo, and adding as defendants Apollo Management V, L.P., Parent and Merger Sub. The consolidated complaint alleges that Harrah’s Entertainment’s board of directors breached their fiduciary duties and that Apollo and TPG aided and abetted the alleged breaches of fiduciary duty in entering into the merger agreement. The consolidated complaint seeks, among other relief, class certification of the lawsuit, an injunction against the proposed transaction, compensatory and/or rescissory damages to the class, and an award of attorneys’ fees and expenses to plaintiffs. On February 14, 2007, defendants began to produce documents in response to plaintiff’s initial discovery request. We intend to defend these actions vigorously.

Initial Nevada Lawsuits

On October 3, 2006, Natalie Gordon filed a putative class action lawsuit in the state district court in Clark County, Nevada, Case No. A529183, against Harrah’s Entertainment, our board of directors, TPG and Apollo, challenging the proposed transaction as inadequate and unfair to Harrah’s Entertainment’s public stockholders.

Eight similar putative class actions were subsequently filed in the Clark County district court: Phillips v. Harrah’s Entertainment, Inc., et al., Case No. A529184; Murphy v. Harrah’s Entertainment, Inc., et al., Case No. A529246; Shapiro v. Alexander, et al., Case No. A529247; Barnum v. Alexander, et al., Case No. A529277; Iron Workers Tennessee Valley Pension Fund v. Harrah’s Entertainment, Inc., et al., Case No. A529449; Staehr v. Harrah’s Entertainment, Inc., et al., Case No. A529385; Berliner v. Harrah’s Entertainment, Inc., et al., Case No. A529508; and Frechter v. Harrah’s Entertainment, Inc., et al., Case No. A529680. All of the complaints name Harrah’s and our current directors as defendants. Four of the complaints also name Apollo and TPG as defendants. One complaint further names two former directors of Harrah’s, Joe M. Henson and William Barron Hilton, as defendants. On October 6, 2006, the Clark County district court consolidated these complaints under the heading In Re Harrah’s Shareholder Litigation and appointed liaison counsel for the consolidated action.

On October 17, 2006, a consolidated class action complaint was filed naming Harrah’s, Entertainment our current board of directors, TPG and Apollo as defendants. The consolidated complaint alleges that Harrah’s Entertainment’s board of directors breached their fiduciary duties and Apollo and TPG aided and abetted the alleged breaches of fiduciary duty in connection with the proposed transaction. The consolidated complaint seeks, among other relief, class certification of the lawsuit, an injunction against the proposed transaction, declaratory relief, compensatory and/or rescissory damages to the class, and an award of attorneys’ fees and expenses to plaintiffs.

On October 25, 2006, Entertainment Harrah’s removed the consolidated action to the United States District Court for the District of Nevada as In Re Harrah’s Shareholder Litigation, Case 2:06-CV-01356, pursuant to the Securities Litigation Uniform Standards Act (“SLUSA”). On November 27, 2006, plaintiffs Gordon, Phillips, Murphy, Shapiro and Barnum filed a motion for remand. Also on that date, plaintiff Iron Workers Tennessee Valley Pension Fund filed a separate motion for remand. On December 5, 2006, plaintiff Frechter joined Iron Workers’ motion for remand. On January 5, 2007, the plaintiff in Iron Workers filed notice of its intention to voluntarily dismiss its action. On that same date, plaintiffs Gordon, Phillips, Murphy, Shapiro and Barnum filed a notice of withdrawal of their motion for remand. The court approved these notices on January 9, 2007. On January 23, 2007, defendants moved to dismiss the remaining actions pursuant to SLUSA. On February 5, 2007, plaintiffs Gordon, Phillips, Murphy, Shapiro and Barnum filed a First Amended Consolidated Class Action Complaint, adding a claim that the Company’s December 2006 14A filings with the SEC in connection with the merger were false and misleading. Accordingly, eight consolidated cases currently remain in the United States District Court for the District of Nevada. On February 12, 2007, the court denied the Frechter motion for remand under the SLUSA. On February 23, 2007, the defendants filed a reply brief renewing their request that the court dismiss the actions in their entirety. Defendants believe that the actions are without merit.

Subsequent Nevada Lawsuits

On November 22, 2006, two putative class action lawsuits were filed in the state district court in Clark County, Nevada against Harrah’s Entertainment and our board of directors: Eisenstein v. Harrah’s Entertainment, Inc., et al., Case No. A531963; and NECA-IBEW Pension Fund v. Harrah’s Entertainment, Inc., et al., Case No. A531965. Both complaints allege that Harrah’s Entertainment’s board of directors breached their fiduciary duties in connection with the proposed transaction. The complaints seek, among other things, declaratory and injunctive relief; neither of them seeks damages.

On January 3, 2007, plaintiffs in both actions filed a joint Motion to Designate Litigation as Complex, Consolidate Cases, and for Appointment of Lead Counsel. A hearing on plaintiffs’ motion, which had been scheduled for January 30, 2007, was vacated pursuant to a stipulation between the parties, dated January 25, 2007.

On January 26, 2007, in accordance with the parties’ January 25, 2007 stipulation, the Clark County district court ordered the consolidation of the Eisenstein and NECA-IBEW Pension Fund complaints and appointed lead and liaison counsel. We intend to defend these actions vigorously.

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

Our common stock is listed on the New York Stock Exchange and traded under the ticker symbol “HET.” Our common stock is also listed on the Chicago Stock Exchange and the Philadelphia Stock Exchange.

The following table sets forth the high and low sales prices per share of our common stock, as reported by the New York Stock Exchange, for the last two fiscal years:

	High	Low
2006
First Quarter	$79.80	$70.50
Second Quarter	83.33	68.46
Third Quarter	70.59	59.04
Fourth Quarter	84.25	73.50

2005
First Quarter	$70.20	$61.72
Second Quarter	75.05	63.36
Third Quarter	79.69	62.90
Fourth Quarter	72.32	57.29

The approximate number of holders of record of our common stock as of February 28, 2007, was 9,683.

The following table sets forth the dates and amounts of cash dividends per share paid by the Company during the last two fiscal years:

	Record Date	Paid On
2006
$0.3625	February 15, 2006	February 22, 2006
0.3625	May 10, 2006	May 24, 2006
0.40	August 9, 2006	August 23, 2006
0.40	November 8, 2006	November 22, 2006

2005
$0.33	February 9, 2005	February 23, 2005
0.33	May 11, 2005	May 25, 2005
0.3625	August 10, 2005	August 24, 2005
0.3625	November 9, 2005	November 23, 2005

We did not repurchase any shares of our common stock in 2006.

Performance of Harrah’s Entertainment Common Stock and Dividends

The line graph below compares the total cumulative return of our common stock to (a) the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”), and (b) the Dow Jones Casinos Index. The graph assumes reinvestment of dividends.

ITEM 6.	Selected Financial Data.

The selected financial data set forth below for the five years ended December 31, 2006, should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto.

(In millions, except common stock data and financial percentages and ratios)	2006(a)	2005(b)	2004(c)	2003(d)	2002(e)	Compound Growth Rate
OPERATING DATA
Revenues	$9,673.9	$7,010.0	$4,396.8	$3,808.4	$3,607.0	28.0%
Income from operations	1,556.6	1,029.0	772.8	663.7	684.6	22.8%
Income from continuing operations	523.9	316.3	319.3	252.7	268.1	18.2%
Net income	535.8	236.4	367.7	292.6	235.0	22.9%

COMMON STOCK DATA
Earnings per share-diluted
From continuing operations	2.79	2.10	2.83	2.29	2.36	4.3%
Net income	2.85	1.57	3.26	2.65	2.07	8.3%
Cash dividends declared per share	1.53	1.39	1.26	0.60	—	N/M

FINANCIAL POSITION
Total assets	22,284.9	20,517.6	8,585.6	6,578.8	6,350.0	36.9%
Long-term debt	11,638.7	11,038.8	5,151.1	3,671.9	3,763.1	32.6%
Stockholders’ equity	6,071.1	5,665.1	2,035.2	1,738.4	1,471.0	42.5%

FINANCIAL PERCENTAGES AND RATIOS
Return on revenues-continuing	5.4%	4.5%	7.3%	6.6%	7.4%
Return on average invested capital
Continuing operations	5.0%	4.4%	8.2%	8.1%	8.9%
Net income	5.0%	3.6%	8.0%	7.6%	6.9%
Return on average equity
Continuing operations	8.8%	7.6%	16.9%	15.5%	18.4%
Net income	9.1%	5.7%	19.5%	18.0%	16.1%
Ratio of earnings to fixed charges (f)	2.1	2.0	2.7	2.6	2.6

N/M = Not Meaningful

Note references are to our Notes to Consolidated Financial Statements. See Item 8.

(a)	2006 includes $83.3 million in pretax charges for write-downs, reserves and recoveries (see Note 10), $37.0 million in pretax charges related to the pending sale of the Company and our acquisition of Caesars Entertainment, Inc., and $62.0 million in pretax charges for premiums paid for, and write-offs associated with, debt retired before maturity. 2006 also includes the financial results of London Clubs International plc from the date of our acquisition of a majority ownership interest in November 2006.
(b)	2005 includes $194.7 million in pretax charges for write-downs, reserves and recoveries (see Note 10), $55.0 million in pretax charges related to our acquisition of Caesars Entertainment, Inc., and $3.3 million in pretax charges for premiums paid for, and write-offs associated with, debt retired before maturity. 2005 also includes the financial results of Caesars Entertainment, Inc., from its June 13, 2005, date of acquisition.
(c)	2004 includes $9.6 million in pretax charges for write-downs, reserves and recoveries (see Note 10) and $2.3 million in pretax charges related to our pending acquisition of Caesars Entertainment, Inc. 2004 also includes the financial results of Horseshoe Gaming Holding Corp. from its July 1, 2004, date of acquisition.
(d)	2003 includes $10.5 million in pretax charges for write-downs, reserves and recoveries and $19.1 million in pretax charges for premiums paid for, and write-offs associated with, debt retired before maturity.
(e)	2002 includes $11.6 million in pretax charges for write-downs, reserves and recoveries, a $6.1 million pretax charge for our exposure under a letter of credit issued on behalf of National Airlines, Inc., and a charge of $91.2 million, net of tax benefits of $2.8 million, related to a change in accounting principle. 2002 also includes the financial results of Jazz Casino Company LLC from the date of our acquisition of a majority ownership interest on June 7, 2002.
(f)	Ratio computed based on Income from continuing operations. For details of the computation of this ratio, see Exhibit 12.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Harrah’s Entertainment, Inc., a Delaware corporation, was incorporated on November 2, 1989, and prior to such date operated under predecessor companies. In this discussion, the words “Harrah’s Entertainment,” “Company,” “we,” “our,” and “us” refer to Harrah’s Entertainment, Inc., together with its subsidiaries where appropriate.

OVERVIEW

We are one of the largest casino entertainment providers in the world. As of December 31, 2006, we operated 48 casinos primarily in the United States and the United Kingdom. Our casino entertainment facilities operate primarily under the Harrah’s, Caesars and Horseshoe brand names in the United States. Our casinos include land-based casinos and casino hotels, dockside and riverboat casinos, a greyhound racetrack, a thoroughbred racetrack, a harness racetrack, casino clubs and managed casinos. We are focused on building customer loyalty through a unique combination of customer service, excellent products, unsurpassed distribution, operational excellence and technology leadership and on exploiting the value of our five major brands – Harrah’s, Caesars, Horseshoe, Total Rewards and the World Series of Poker. We believe that the customer-relationship marketing and business-intelligence capabilities fueled by Total Rewards, our customer loyalty program, are constantly bringing us closer to our customers so we better understand their preferences, and from that understanding, we are able to improve entertainment experiences we offer accordingly.

Agreement With Private Equity Firms

On December 19, 2006, Harrah’s Entertainment entered into a definitive agreement for affiliates of Texas Pacific Group (“TPG”) and Apollo Management, L.P. (“Apollo”) to acquire Harrah’s Entertainment in an all cash transaction valued on that date at approximately $27.8 billion, including the assumption of $10.7 billion of debt. Under the terms of the agreement, holders of Harrah’s Entertainment stock will receive $90.00 in cash for each outstanding share of common stock.

The transaction is expected to be completed by the end of 2007 and is subject to customary closing conditions, including stockholder approval and regulatory approvals. It is not subject to financing conditions. If the agreement is adopted by our stockholders and the other closing conditions in the agreement are satisfied or waived, the affiliates of TPG and Apollo will merge with and into Harrah’s Entertainment, and Harrah’s Entertainment will be the surviving corporation and a wholly-owned subsidiary of an entity controlled by TPG and Apollo.

As a result of the merger, if completed, our stock will no longer be publicly traded.

On February 8, 2007, we filed a preliminary proxy statement with the Securities and Exchange Commission that describes the details of the proposed merger.

The merger agreement with affiliates of TPG and Apollo contains customary restrictions on the operations of the Company prior to the consummation of the transaction, including restrictions related to the incurrence of debt and capital expenditures.

Acquisition of London Clubs International

In December 2006, we completed our acquisition of 100% of the ordinary shares of London Clubs International plc (“London Clubs”) for approximately $586.1 million, including acquisition costs, and assumed the entity’s debt of approximately $78.5 million. London Clubs operates seven casinos in the United Kingdom, two in Egypt and one in South Africa. London Clubs also has four casinos under development in the United Kingdom.

DEBT AND LIQUIDITY

We generate substantial cash flows from operating activities, as reflected on the Consolidated Statements of Cash Flows. These cash flows reflect the impact on our consolidated operations of the success of our strategic acquisitions, our marketing programs and on-going cost containment focus. For 2006, we reported cash flows from operating activities of $1.5 billion, a 158.7% increase from the $595.2 million reported in 2005. The increase is due to a full year of operations for the properties acquired from Caesars Entertainment, Inc. (“Caesars”) on June 13, 2005. The 2005 amount reflected a decrease of 22.0% from the 2004 level due to the use of funds for payment of current liabilities assumed in our acquisition of Caesars, including income taxes of approximately $160 million and interest of approximately $67 million.

We use the cash flows generated by our operations to fund reinvestment in existing properties for both refurbishment and expansion projects, to pursue additional growth opportunities via strategic acquisitions of existing companies and new development opportunities and to return capital to our stockholders in the form of dividends. When necessary, we supplement the cash flows generated by our operations with funds provided by financing activities to balance our cash requirements.

Our cash and cash equivalents totaled $799.6 million at December 31, 2006, compared to $724.4 million at December 31, 2005. The following provides a summary of our cash flows for the years ended December 31.

(In millions)	2006	2005	2004
Cash provided by operating activities	$1,539.6	$595.2	$762.7
Capital investments	(2,500.1)	(1,108.5)	(609.2)
Payments for business acquisitions	(562.5)	(1,942.5)	(1,616.9)
Proceeds from sales of discontinued operations	457.3	649.5	197.6
Insurance proceeds for hurricane losses for discontinued operations	174.7	32.1	—
Insurance proceeds for hurricane losses for continuing operations	124.9	69.0	—
Other investing activities	62.0	11.3	(60.9)

	(704.1)	(1,693.9)	(1,326.7)
Cash provided by financing activities	764.8	1,956.1	1,356.5
Cash provided by/(used in) discontinued operations	14.5	(26.8)	61.3

Net increase in cash and cash equivalents	$75.2	$235.4	$91.1

We believe that our cash and cash equivalents balance, our cash flows from operations and the financing sources discussed herein, will be sufficient to meet our normal operating requirements during the next twelve months and to fund additional investments. In addition, we may consider issuing additional debt in the future to fund potential acquisitions or growth or to refinance existing debt. We continue to review additional opportunities to acquire or invest in companies, properties and other investments that meet our strategic and return on investment criteria. If a material acquisition or investment is completed, our operating results and financial condition could change significantly in future periods. If the proposed sale of the Company is consummated, we will incur substantial additional debt, which could significantly change our financial position.

The majority of our debt is due in September 2008 and beyond. Approximately $1 billion of our debt is due in 2007. Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows and from borrowings under our established debt programs. Long-term obligations are expected to be paid through operating cash flows, refinancing of debt, joint venture partners or, if necessary, additional debt offerings.

Financing of proposed equity buy-out

In connection with the proposed sale of the Company, TPG and Apollo have received a debt commitment letter from prospective arrangers and lenders to provide, subject to certain conditions, for (i) up to $9.0 billion of senior secured credit facilities (of which $7.0 billion is expected to be drawn at closing) for the purpose of repaying or refinancing certain existing indebtedness of Harrah’s Entertainment and its subsidiaries, as well as for providing ongoing working capital and for other general corporate purposes of the surviving corporation and its subsidiaries; (ii) up to $6.025 billion of senior unsecured bridge loans under a bridge loan facility, for the purpose of financing the merger, repaying or refinancing certain existing indebtedness of Harrah’s Entertainment and its subsidiaries and paying fees and expenses incurred in connection with the merger; and (iii) to one or more direct or indirect subsidiaries of TPG and Apollo, up to $7.25 billion (which amount may be increased by up to $750 million subject to a corresponding reduction in the other facilities) of mortgage loans and/or related mezzanine financing and/or real estate term loans under a real estate facility, for the purpose of financing the merger, repaying or refinancing certain existing indebtedness of Harrah’s and its subsidiaries and paying fees and expenses incurred in connection with the merger.

TPG and Apollo have agreed to use their reasonable best efforts to arrange the debt financing on the terms and conditions described in the commitments. The closing of the merger is not conditioned on the receipt of the debt financing.

Debt Assumed in Acquisitions of London Clubs and Caesars

In our acquisition of London Clubs, we assumed $78.5 million in debt, $1.4 million of which is classified in Current portion of long-term debt in our Consolidated Balance Sheet at December 31, 2006. The United Kingdom credit facility provides for approximately $160.9 million in borrowings, maturing in March 2011, and bears interest at LIBOR plus a margin from 1.0% to 2.75%, determined by a leverage ratio defined by the credit facility, plus an amount designed to compensate the lenders for their costs in complying with certain European regulating authorities. The South African credit facility provides for approximately $19.1 million in borrowings, maturing in December 2009, and bears interest at the South African prime rate, less 1.5%. London Clubs used interest rate hedging instruments to mitigate exposure to interest rate risk. The interest rate collar expires in April 2007 and had no fair value at December 31, 2006.

With our acquisition of Caesars in 2005, we assumed approximately $3.6 billion in debt. We recorded the debt at its market value, which, at June 13, 2005, was $3,842.2 million, including interest rate swap agreements, which are discussed below. The premium recorded is being amortized as a credit to interest expense using the effective interest method. The debt was assumed by Harrah’s Operating Company, Inc., (“HOC”) a wholly-owned subsidiary of Harrah’s Entertainment, and is guaranteed by Harrah’s Entertainment.

Credit Agreement

As of December 31, 2006, our credit facility (the “Credit Agreement”) provides for up to $5.0 billion in borrowings, maturing on April 25, 2011. In third quarter 2006, the Credit Agreement was amended to increase the borrowing capacity from $4.0 billion to $5.0 billion. Interest on the Credit Agreement is based on our debt ratings and leverage ratio and is subject to change. As of December 31, 2006, the Credit Agreement bore interest based upon 47.5 basis points over LIBOR and bore a facility fee for borrowed and unborrowed amounts of 15 basis points, a combined 62.5 basis points. At our option, we may borrow at the prime rate under the Credit Agreement. As of December 31, 2006, $4.3 billion in borrowings was outstanding under the Credit Agreement with an additional $0.1 billion committed to back letters of credit. After consideration of these borrowings, $0.6 billion of additional borrowing capacity was available to the Company as of December 31, 2006.

In February 2007, we entered into an Additional Credit Agreement that provides for a term loan of $1.125 billion and revolving advances of $1.125 billion, totaling an aggregate principal amount of $2.25 billion, maturing on February 14, 2010. The additional credit facilities will provide funds to cover debt service requirements and other working capital until the merger is complete. The Credit Agreement remains in effect and is not affected by the Additional Credit Agreement.

Contingent Convertible Senior Notes

Included in the debt assumed in the Caesars acquisition is $375 million Floating Rate Contingent Convertible Senior Notes due 2024. The notes bear interest at an annual rate equal to the three month LIBOR, adjusted quarterly. The interest rate on these notes was 5.4% at December 31, 2006, and 4.2% at December 31, 2005. The notes are convertible into cash and shares of common stock in the following circumstances:

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

The notes are expected to be convertible after first quarter 2007.

Holders may convert any outstanding notes into cash and shares of the Company’s common stock at a conversion price per share of $66.47 (the “Conversion Price”) at December 31, 2006. This represents a conversion rate of approximately 15.0444 shares of common stock per $1,000 principal amount of notes (the “Conversion Rate”). Subject to certain exceptions described in the indenture covering these notes, at the time the notes are tendered for conversion the value (the “Conversion Value”) of the cash and shares of the Company’s common stock, if any, to be received by a holder converting $1,000 principal amount of the notes will be determined by multiplying the Conversion Rate by the “Ten Day Average Closing Stock Price,” which equals the average of the closing per share prices of the Company’s common stock on the New York Stock Exchange on the ten consecutive trading days beginning on the second trading day following the day the notes are submitted for conversion. The Conversion Value will be delivered to holders as follows: (1) an amount in cash (the “Principal Return”) equal to the lesser of (a) the aggregate Conversion Value of the notes to be converted and (b) the aggregate principal amount of the notes to be converted, and (2) if the aggregate Conversion Value of the notes to be converted is greater than the Principal Return, any amount in shares (the “Net Shares”) equal to the aggregate Conversion Value less the Principal Return (the “Net Share Amount”). The Company will pay the Principal Return and deliver the Net Shares, if any, as promptly as practicable after determination of the Net Share Amount. The number of Net Shares to be paid will be determined by dividing the Net Share Amount by the Ten Day Average Closing Stock Price.

The Conversion Price decreases when cash dividends are declared so that the Conversion Price equals the price determined by multiplying the Conversion Price in effect immediately prior to the record date for such dividend by a fraction, (i) the numerator of which is the average of the pre-dividend sale price, as defined in the agreement, minus the amount of the cash dividend, and (ii) the denominator of which is the pre-dividend sale price. As a result of the 2006 quarterly cash dividends, the Conversion Price was adjusted from $67.92 at December 31, 2005, to $66.47 at December 31, 2006.

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

Upon consummation of the pending sale of the Company and for a period of 15 days thereafter, the holders of our notes will have the right to convert the notes into the merger consideration. Each $1,000 note would be divided by the then current conversion rate and the holder would receive the merger consideration for each share on an as-converted basis. In addition, the merger would be deemed a change in control under the indenture governing the notes. Upon any change of control, we must make an offer to repurchase any outstanding notes within 30 days of the closing of the merger at a price equal to 100% of the principal amount plus accrued interest. To the extent the notes are not converted into the merger consideration or repurchased by us, they will be assumed by the buyers pursuant to a supplemental indenture.

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

As of December 31, 2006, we have one interest rate swap agreement for a notional amount of $200 million. The difference to be paid or received under the terms of the interest rate swap agreement is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreement will have a corresponding effect on future cash flows. The major terms of the interest rate swap are as follows:

Effective Date	Notional Amount	Fixed Rate Received	Variable Rate Paid as of Dec. 31, 2006	Last Reset Date	Maturity Date
	(In millions)
Jan. 30, 2004	$200	7.125%	9.577%	Dec. 1, 2006	June 1, 2007

Interest rate swaps increased our 2006 and 2005 interest expense by $7.2 million and $6.1 million, respectively. The income statement impact for 2006 includes the charge taken in first quarter to terminate $300 million of interest rate swaps discussed above.

The Company’s remaining interest rate swap qualifies for the “shortcut” method allowed under SFAS No. 133, which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instrument.

Commercial Paper

To provide the Company with cost-effective borrowing flexibility, we have a $200 million commercial paper program that is used to borrow funds for general corporate purposes. Although the debt instruments are short-term in tenor, any funds that we borrow under this program are classified as long-term debt because the commercial paper is backed by our Credit Agreement and we have committed to keep available capacity under our Credit Agreement in an amount equal to or greater than amounts borrowed under this program. At December 31, 2006, no borrowings were outstanding under this program.

Issuance of New Debt

In addition to our credit agreements, we have issued debt and entered into credit agreements to provide the Company with cost-effective borrowing flexibility and to replace short-term, floating-rate debt with long-term, fixed-rate debt. The table below summarizes the face value of debt obligations entered into during the last three years and outstanding at December 31, 2006.

Debt	Issued	Matures	Face Value Outstanding at December 31, 2006
			(In millions)
6.5% Senior Notes	June 2006	2016	$750.0
5.75% Senior Notes	September 2005	2017	750.0
5.625% Senior Notes	September 2005	2015	250.0
5.625% Senior Notes	May 2005	2015	750.0
Senior Floating Rate Notes	February 2005	2008	250.0
5.5% Senior Notes	June 2004	2010	750.0

Shelf Registration

To provide for additional financing flexibility, Harrah’s Entertainment, in connection with its wholly-owned subsidiary, HOC, filed a shelf registration statement with the Securities and Exchange Commission in April 2006 for a variety of securities, including Harrah’s Entertainment’s common stock or HOC debt securities. The issue price of Harrah’s common stock or the terms and conditions of HOC debt securities, which may be guaranteed by Harrah’s Entertainment, will be determined by market conditions at the time of issuance. The shelf registration statement is available until April 2009. The 6.5% Senior Notes due in 2016 were issued pursuant to our shelf registration.

Extinguishments of Debt

Funds from the new debt discussed above, as well as proceeds from our Credit Agreement, were used to retire certain of our outstanding debt, in particular those debt obligations assumed in certain of our acquisition transactions, to reduce our effective interest rate and/or lengthen maturities. The following table summarizes the debt obligations, in addition to our previous credit and letter of credit facilities that we have retired during the three years ended December 31, 2006.

Issuer	Date Retired	Debt Extinguished	Face Value Retired
			(In millions)
Caesars	November 2006	Senior Notes due 2006	$400.0
Harrah’s Operating	June 2006	Senior Notes due 2009	363.7
Harrah’s Operating	June 2006	Senior Notes due 2011	428.0
Caesars	May 2006	Senior Subordinated Notes due 2007	3.3
Harrah’s Operating	December 2005	Senior Subordinated Notes due 2005	300.0
Harrah’s Operating	November 2005	Senior Subordinated Notes due 2005	232.2
Caesars	November 2005	Senior Subordinated Notes due 2005	400.0
Harrah’s Operating	February 2005	Senior Subordinated Notes due 2005	58.3
Horseshoe Gaming	August 2004	Senior Subordinated Notes due 2009	534.1

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

Charges of $62.0 million in 2006 and $3.3 million in 2005, representing premiums paid and write-offs of unamortized deferred financing costs and market value premiums associated with the early retirement of debt were recorded. These charges are included in Income from continuing operations in our Consolidated Statements of Income.

Equity Repurchase Programs

Our Board of Directors had authorized the purchase of up to 3.5 million shares of common stock in the open market and negotiated purchases through the end of 2006. The repurchases were funded through available operating cash flows and borrowings from our established debt programs. No shares were purchased in 2006 or 2005; however, 1.0 million shares were purchased in 2004 at an average price of $53.37 per share. The authorization to repurchase shares of our common stock has expired.

Guarantees of Third-Party Debt and Other Obligations and Commitments

The following tables summarize our contractual obligations and other commitments as of December 31, 2006.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In millions)
Debt	$11,973.4	$1,005.0	$1,655.3	$5,926.1	$3,387.0
Capital lease obligations	0.9	0.2	0.4	0.2	0.1
Estimated interest payments(a)	3,709.9	978.3	1,128.0	546.9	1,056.7
Operating lease obligations	2,660.5	86.9	137.6	116.3	2,319.7
Purchase orders obligations	112.5	112.5	—	—	—
Guaranteed payments to State of Louisiana	134.8	60.0	74.8	—	—
Guaranteed payments to State of Illinois	45.9	45.9	—	—	—
Community reinvestment	139.6	9.9	12.4	12.6	104.7
Construction commitments	1,060.8	1,060.8	—	—	—
Entertainment obligations	90.9	37.8	44.1	4.7	4.3
Other contractual obligations	131.2	102.7	4.4	1.5	22.6

	$20,060.4	$3,500.0	$3,057.0	$6,608.3	$6,895.1

(a)	Estimated interest for variable rate debt is based on rates at December 31, 2006.

	Amount of Commitment Expiration Per Period
Other Commitments	Total amounts committed	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In millions)
Guarantees of loans	$210.4	$24.8	$185.6	$—	$—
Letters of credit	163.7	156.5	7.2	—	—
Minimum payments to tribes	67.3	14.4	27.6	25.3	—

The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments pursuant to the contracts for the four managed Indian-owned facilities now open, which extend for periods of up to 59 months from December 31, 2006, is $1.2 million. Each of these casinos currently generates sufficient cash flows to cover all of their obligations, including their debt service.

We may guarantee all or part of the debt incurred by Indian tribes with which we have entered a management contract to fund development of casinos on the Indian lands. For all existing guarantees of Indian debt, we have obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, that the value of such property would satisfy our obligations in the event these guarantees were enforced. Additionally, we have received limited waivers from the Indian tribes of their sovereign immunity to allow us to pursue our rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken. The aggregate outstanding balance of such debt as of December 31, 2006, was $185.9 million.

Some of our guarantees of the debt for casinos on Indian lands were modified during 2003, triggering the requirement under Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to recognize a liability for the estimated fair value of those guarantees. Liabilities, representing the fair value of our guarantees, and corresponding assets, representing the portion of our management fee receivable attributable to our agreements to provide the related guarantees, were recorded and are being amortized over the lives of the related agreements. We estimate the fair value of the obligation by considering what premium would have been required by us or by an unrelated party. The amounts recognized represent the present value of the premium in interest rates and fees that would have been charged to the tribes if we had not provided the guarantees. The balance of the liability for the guarantees and of the related assets at December 31, 2006 and 2005, was $2.7 million and $4.1 million, respectively.

CAPITAL SPENDING AND DEVELOPMENT

Part of our plan for growth and stability includes disciplined capital improvement projects, and 2006, 2005 and 2004 were all years of significant capital reinvestment.

In addition to the specific development and expansion projects discussed in DEVELOPMENT OF NEW PROJECTS and REGIONAL RESULTS AND DEVELOPMENT PLANS, we perform on-going refurbishment and maintenance at our casino entertainment facilities to maintain our quality standards. We also continue to pursue development and acquisition opportunities for additional casino entertainment facilities that meet our strategic and return on investment criteria. Prior to the receipt of necessary regulatory approvals, the costs of pursuing development projects are expensed as incurred. Construction-related costs incurred after the receipt of necessary approvals are capitalized and depreciated over the estimated useful life of the resulting asset. Project opening costs are expensed as incurred.

Our capital spending for 2006 totaled approximately $2.5 billion, excluding our acquisition of London Clubs. Capital spending in 2005 was approximately $1.2 billion, excluding the cost of our acquisitions of Caesars and Imperial Palace Hotel & Casino (“Imperial Palace”). 2004 capital spending was approximately $702.9 million, excluding the cost of our acquisitions of Horseshoe Gaming Holding Corp. (“Horseshoe Gaming”) and the intangible assets from Horseshoe Club Operating Company (“Horseshoe Club”) and the purchase of certain partnership interests. Estimated total capital expenditures for 2007 are expected to be between $1.8 billion and $2.0 billion and do not include estimated expenditures for development opportunities.

Our planned development projects, if they go forward, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. Cash needed to finance projects currently under development as well as additional projects being pursued is expected to be made available from operating cash flows, established debt programs (see DEBT AND LIQUIDITY), joint venture partners, specific project financing, guarantees of third-party debt and additional debt offerings.

The merger agreement with affiliates of TPG and Apollo contains customary restrictions on the operations of the Company prior to the consummation of the transaction, including restrictions related to capital expenditures.

DEVELOPMENT OF NEW PROJECTS

We have announced plans to pursue several large-scale development projects, both international and domestic. Those projects are discussed below.

Las Vegas

During 2005, we acquired several businesses, including Imperial Palace, and parcels of land adjacent to our properties on the Las Vegas Strip (the “Strip”) to give us continuous land holdings on the east side of the Strip from Harrah’s Las Vegas to Paris Las Vegas. In fourth quarter 2006, we entered into a definitive agreement to exchange certain real estate that we own on the Las Vegas Strip for the Barbary Coast property and that transaction closed on February 27, 2007. The Barbary Coast is located at the northeast corner of Flamingo Road and Las Vegas Boulevard, between Bally’s Las Vegas and Flamingo Las Vegas. With the closing of the Barbary Coast acquisition and other properties under acquisition agreements, we will have a total of nearly 350 acres of land encompassing the area between Paris Las Vegas to the south, Harrah’s Las Vegas to the north, Koval Avenue to the east and the Rio to the west, and we will have essentially completed our land assemblage goals in Las Vegas. This land assemblage permits a concept-development and master-planning opportunity for innovative entertainment options in Las Vegas, and we are in the process of determining the best way to maximize the value of our real estate assemblage for this prime acreage on the Las Vegas Strip.

Atlantic City

Construction is underway on an upgrade and expansion of Harrah’s Atlantic City, which will include a new hotel tower with approximately 960 rooms, a casino expansion and a retail and entertainment complex. A new 620-seat buffet and substantially all of a retail promenade opened on February 16, 2007. We expect the new hotel tower to open in the second quarter of 2008. This project is expected to cost approximately $550 million, $116.7 million of which had been spent as of December 31, 2006.

Spain

We have signed an agreement to develop a joint venture casino and hotel in the master-planned community of Ciudad Real, 118 miles south of Madrid. The joint venture between a subsidiary of Harrah’s Entertainment and El Reino de Don Quijote de La Mancha, S.A. is owned 60% and 40%, respectively. We expect to develop and operate a Caesars branded casino and hotel within the project. We expect construction to begin in November 2007, with an anticipated opening in mid-2010. Completion of this project is subject to a number of conditions, including governmental approvals and changes in certain laws.

The Bahamas

We have signed a joint venture agreement with a subsidiary of Baha Mar Resort Holdings Ltd. to create the Caribbean’s largest single-phase destination in the Bahamas. The joint venture partners have also signed management agreements with subsidiaries of Starwood Hotels & Resorts Worldwide, Inc. The joint venture is 57% owned by a subsidiary of Baha Mar Resort Holdings Ltd. and 43% by a subsidiary of Harrah’s Entertainment and will become effective upon confirmation by the Bahamian Government of certain required approvals and concessions. We expect to develop and operate a Caesars branded casino and hotel within the project. Construction is scheduled to begin in 2007, with an anticipated opening in early 2011.

OVERALL OPERATING RESULTS

Certain of our properties were sold during each of the periods presented, and prior to their sales, their operating results were included in discontinued operations, if appropriate. Note 4 to our Consolidated Financial Statements provides information regarding dispositions. The discussion that follows is related to our continuing operations.

				Percentage Increase/(Decrease)
(In millions, except earnings per share)	2006	2005	2004	06 vs 05		05 vs 04
Casino revenues	$7,868.6	$5,966.5	$3,922.9	31.9%		52.1%
Total revenues	9,673.9	7,010.0	4,396.8	38.0%		59.4%
Income from operations	1,556.6	1,029.0	772.8	51.3%		33.2%
Income from continuing operations	523.9	316.3	319.3	65.6%		(0.9)%
Net income	535.8	236.4	367.7	N/M		(35.7)%
Earnings per share—diluted
From continuing operations	2.79	2.10	2.83	32.9%		(25.8)%
Net income	2.85	1.57	3.26	81.5%		(51.8)%
Operating margin	16.1%	14.7%	17.6%	1.4	pts	(2.9	)pts

N/M = Not Meaningful

Increases in 2006 were the result of a full year’s results from properties acquired in the Caesars acquisition compared to 6 1/2 months in 2005 and from results from Imperial Palace, which was acquired in December 2005. 2006 results were also impacted by higher development costs, expensing of stock-based compensation in compliance with SFAS No. 123(R), “Share-Based Payment,” and charges for impairment of certain assets.

2005 included results from properties acquired in the Caesars acquisition subsequent to June 13, 2005, and a full year’s results from properties acquired from Horseshoe Gaming on July 1, 2004. Caesars properties contributed $2.1 billion in revenues and $321.4 million in income from operations in the approximate six months that we owned them in 2005. The properties acquired from Horseshoe Gaming contributed $882.2 million in revenues and $169.6 million in income from operations in 2005 vs. $416.6 million in revenues and $79.1 million in income from operations in the six months that we owned them in 2004. 2005 results were also affected by the loss of revenues and income from operations from four properties closed due to hurricane damage. 2005 income from operations and net income were lower than in 2004 due to a charge in 2005 for impairment of intangible assets.

HURRICANE DAMAGED PROPERTIES

Hurricanes Katrina and Rita hit the Gulf Coast in third quarter 2005 and caused significant damage to our assets in Biloxi and Gulfport, Mississippi, and New Orleans and Lake Charles, Louisiana. The current status of the impacted operations is as follows:

•	Our New Orleans property re-opened on February 17, 2006.

•

We sold the Gulfport assets in their “as is” condition during first quarter 2006. No gain or loss was recognized as a result of this disposition. We are retaining all insurance proceeds related to the Gulfport property.

•	Grand Casino Biloxi re-opened in August 2006 in a smaller facility.

•	We sold the two subsidiaries that owned our Lake Charles operations to another casino company in fourth quarter 2006. We are retaining all insurance proceeds related to the Lake Charles operations.

Insurance covers the repair or replacement of our assets that suffered loss or damage in the hurricanes. Our insurance policies also provide coverage for interruption to our business, including lost profits, and reimbursement for other expenses and costs we have incurred relating to the damages and losses suffered. We are working closely with our insurance carriers and claims adjusters to ascertain the full amount of insurance proceeds due to us as a result of the damages and losses. Due to our expectation that the costs incurred in the aftermath of the storm would be less than the anticipated business interruption insurance proceeds, post-storm costs are offset by the expected recovery. Except for one policy, insurance proceeds have exceeded the net book value of the impacted assets and costs and expenses that are expected to be reimbursed under our business interruption claims, and the excess is recorded as income in the line item, “Write-downs, reserves and recoveries,” for properties included in continuing operations and in the line item, “Income/(loss) from discontinued operations,” for the property included in discontinued operations. In 2006, we recorded in income $13.4 million of insurance proceeds that exceeded costs incurred and the carrying value of damaged assets.

We have written off property and inventories that were destroyed by the hurricanes and recorded receivables in anticipation of insurance proceeds that will reimburse us for those losses and for expenses that we expect to recover under our insurance programs. As of December 31, 2006, we had received approximately $570.7 million in advances from our insurance carriers related to the hurricane damaged properties and had net receivables of $2.5 million for which we believe collection is probable. The receivable balance is classified as current in our Consolidated Condensed Balance Sheet. Our insurance claims and recovery amounts are based on replacement costs and business interruption, including lost profits, and are unrelated to, and likely to be substantially larger than, the receivable recorded.

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

Las Vegas	Atlantic City	Louisiana/Mississippi	Iowa/Missouri
Caesars Palace	Harrah’s Atlantic City	Harrah’s New Orleans	Harrah’s St. Louis
Bally’s Las Vegas	Showboat Atlantic City	Harrah’s Louisiana Downs	Harrah’s North Kansas City
Flamingo Las Vegas	Bally’s Atlantic City	Horseshoe Bossier City	Harrah’s Council Bluffs
Harrah’s Las Vegas	Caesars Atlantic City	Grand Biloxi	Horseshoe Council Bluffs/
Paris Las Vegas	Harrah’s Chester	Grand Tunica	Bluffs Run
Rio		Horseshoe Tunica
Imperial Palace		Sheraton Tunica

Illinois/Indiana	Other Nevada	Managed/International/Other
Caesars Indiana	Harrah’s Reno	Harrah’s Ak-Chin
Harrah’s Joliet	Harrah’s Lake Tahoe	Harrah’s Cherokee
Harrah’s Metropolis	Harveys Lake Tahoe	Harrah’s Prairie Band
Horseshoe Hammond	Bill’s Lake Tahoe	Harrah’s Rincon
	Harrah’s Laughlin	Conrad Punta del Este
CasinoWindsor (1)
London Clubs International (2)

(1)	We have a 50 percent interest in Windsor Casino Limited, which manages this property. The province of Ontario owns the complex.

(2)	Operates 7 casino clubs in the United Kingdom, 2 in Egypt and 1 in South Africa.

Included in income from operations for each grouping are project opening costs and write-downs, reserves and recoveries. Project opening costs include costs incurred in connection with the integration of acquired properties into Harrah’s Entertainment’s systems and technology and costs incurred in connection with expansion and renovation projects at various properties.

Write-downs, reserves and recoveries include various pretax charges to record asset impairments, contingent liability reserves, project write-offs, demolition costs and recoveries of previously recorded reserves and other non-routine transactions. The components of Write-downs, reserves and recoveries were as follows:

(In millions)	2006	2005	2004
Impairment of goodwill and other intangible assets	$20.7	$138.6	$—
Litigation awards and settlements	32.5	2.6	3.5
Impairment of investment securities	23.6	—	—
Demolition costs	11.4	6.0	5.8
Other	5.3	13.0	(9.7)
Insurance proceeds in excess of deferred costs	(10.2)	—	—
Hurricane expense	—	24.5	—
Contribution to The Harrah’s Foundation	—	10.0	10.0

	$83.3	$194.7	$9.6

A discussion of the charges for impairment of goodwill and other intangible assets is included in the discussion of our Louisiana/Mississippi results.

Litigation awards and settlements for 2006 represents an accrual for damages awarded.

Impairment to investment securities resulted from an assessment of certain bonds classified as held-to-maturity and the determination that they were highly uncollectible.

Hurricane expense in 2005 includes insurance deductibles on policies for Harrah’s New Orleans, as well as expenses not reimbursable under our insurance plans.

The Harrah’s Foundation is a 501(c)(3) non-profit corporation that provides charitable contributions to qualifying organizations in the communities where employees of Harrah’s Entertainment and its subsidiaries work. The Harrah’s Foundation was formed in order to centralize certain of the various charitable contributions made by the Company and its subsidiaries. The Harrah’s Foundation is governed by a Board of Trustees that is comprised of officers of the Company and its subsidiaries. Larger discretionary donations to The Harrah’s Foundation, which are approved by our Board of Directors, are based on the financial performance of Harrah’s Entertainment.

Las Vegas Results

				Percentage Increase/(Decrease)
(In millions)	2006	2005	2004	06 vs 05		05 vs 04
Casino revenues	$1,726.5	$1,054.8	$571.8	63.7%		84.5%
Total revenues	3,267.2	1,950.0	918.9	67.5%		N/M
Income from operations	828.2	441.1	217.0	87.8%		N/M
Operating margin	25.3%	22.6%	23.6%	2.7	pts	(1.0	)pt

N/M= Not meaningful

The increases in 2006 revenues and income from operations were driven by the results from the Caesars properties for the full year in 2006 vs. approximately 6 1/2 months in 2005 and results from Imperial Palace, which was acquired in December 2005. Increased visitation and cross-market and cross-property play also contributed to the strong performance. We define cross-market play as gaming by customers at Harrah’s Entertainment properties other than their “home” casino. The Caesars properties contributed $2.1 billion in revenues and $525.5 million in income from operations in 2006 vs. $975.5 million in revenues and $192.7 million in income from operations for the 6 1/2 months of 2005.

The increases in 2005 revenues and income from operations over 2004 were due primarily to the inclusion of results from properties acquired in our Caesars acquisition. Excluding the properties acquired in 2005, our Las Vegas properties revenues and income from operations increased 5.4% and 13.7%, respectively, driven by strong cross-market play and increased customer traffic at the Rio from the World Series of Poker. On March 10, 2005, we terminated our operating agreement with MTR Gaming Group, Inc. for operation of the Las Vegas Horseshoe. Operating results for the Las Vegas Horseshoe were consolidated with our results from April 1, 2004, until March 10, 2005; however, those results were not material to our operating results.

Construction was completed in August 2005 on a 949-room, 26-story hotel tower and convention center at Caesars Palace. This project also included a fourth swimming pool, the upgrade and expansion of existing hotel registration areas, a VIP lounge, wedding chapels, new retail space and new dining and restaurant facilities.

Atlantic City Results

				Percentage Increase/(Decrease)
(In millions)	2006	2005	2004	06 vs 05		05 vs 04
Casino revenues	$2,147.2	$1,540.4	$832.6	39.4%		85.0%
Total revenues	2,071.4	1,485.7	780.9	39.4%		90.3%
Income from operations	420.5	353.6	199.5	18.9%		77.2%
Operating margin	20.3%	23.8%	25.5%	(3.5	)pts	(1.7	)pts

Increases in revenues and income from operations in 2006 were due to the contributions from the Caesars properties for the full year vs. approximately 6 1/2 months of 2005. The two properties acquired from Caesars contributed $1.2 billion in total revenues and $235.7 million in income from operations in 2006 vs. $651.2 million in total revenues and $140.1 million in income from operations for the 6 1/2 months of 2005.

2006 revenues and income from operations were negatively impacted by a three-day government-imposed casino shutdown during the year and increased competitive activity. Casinos in Atlantic City were closed from July 5 until July 8, 2006, as non-essential state agencies, including the New Jersey Casino Control Commission, were shut down by the state due to lack of a budget agreement for the state. In New Jersey, Casino Control Commission Inspectors must be on site in order for casinos to operate.

Harrah’s Chester opened for simulcasting and live harness racing on September 10, 2006. Harrah’s owns a 50 percent interest in Chester Downs & Marina, LLC (“CD&M”), an entity that owns Harrah’s Chester, a  5/8-mile harness racetrack and slots facility located approximately six miles south of Philadelphia International Airport. The slots facility at Harrah’s Chester opened on January 22, 2007. This project cost approximately $429.0 million, $275.9 million of which had been spent as of December 31, 2006. Harrah’s Entertainment is providing financing for the project and is managing the operations at Harrah’s Chester. We are consolidating CD&M in our financial statements.

Results from the properties acquired from Caesars drove increases in revenues and income from operations in 2005. Excluding results from the properties acquired from Caesars, 2005 revenues for our Atlantic City properties increased 6.9% over 2004, and income from operations was up 7.8% over 2004. Effective marketing programs and recent capital investments at the Showboat drove the 2005 increases.

Louisiana/Mississippi Results

				Percentage Increase/(Decrease)
(In millions)	2006	2005	2004	06 vs 05		05 vs 04
Casino revenues	$1,351.4	$1,069.1	$725.9	26.4%		47.3%
Total revenues	1,384.3	1,067.3	724.4	29.7%		47.3%
Income from operations	233.4	21.1	104.8	N/M		(79.9)%
Operating margin	16.9%	2.0%	14.5%	14.9	pts	(12.5	)pts

N/M = Not meaningful

Grand Casino Gulfport was sold in March 2006, and Harrah’s Lake Charles was sold in November 2006. Results of Grand Casino Gulfport and Harrah’s Lake Charles, through their sales dates, are classified as discontinued operations and are, therefore, not included in our Louisiana/Mississippi grouping.

For 2006, combined revenues and income from operations from our properties in Louisiana and Mississippi were higher than in 2005 due to contributions of the Caesars properties that were acquired in June 2005 and strong performances by other properties in the grouping. Harrah’s New Orleans re-opened February 17, 2006, after being closed for almost six months as a result of Hurricane Katrina. The Caesars properties contributed $399.6 million in total revenues and $68.1 million in income from operations in 2006.

The 26-story, 450-room hotel at Harrah’s New Orleans opened in September 2006.

After being closed for a year due to Hurricane Katrina, Grand Casino Biloxi opened in August 2006 with approximately 650 slot machines and 20 table games, a 500-room hotel, restaurants and other amenities. We continue to examine our options for an expanded facility in Biloxi. In November 2006, we acquired the remaining assets of Casino Magic Biloxi, which is adjacent to the site of Grand Casino Biloxi.

In 2005, Caesars Mississippi properties contributed $221.7 million in revenues and losses from operations of $48.0 million. Excluding results from the properties acquired from Caesars, 2005 revenues for our Louisiana/Mississippi properties increased 8.1% from 2004, but income from operations was 83.9% below 2004 driven by fourth quarter 2005 charges for the impairment of goodwill, the effects of Hurricanes Katrina and Rita on our Louisiana/Mississippi properties and loss of results of Harrah’s Shreveport, which was sold in second quarter 2004. Partially offsetting these declines were a full year’s results from Horseshoe Bossier City and Horseshoe Tunica, which were acquired on July 1, 2004, and higher results from Harrah’s Louisiana Downs, where the permanent facility opened in second quarter 2004 with 1,400 slot machines compared to the 900 that were in service prior to that time.

We perform annual assessments for impairment of goodwill and other intangible assets that are not subject to amortization as of September 30 each year. Based on the historical performance and projected performance of Harrah’s Louisiana Downs, a thoroughbred racetrack that was expanded to include slot machines in 2003, our 2006 analysis indicated that intangible assets of that property had been impaired. A charge of $20.7 million was recorded to our Consolidated Statement of Income in fourth quarter 2006. At December 31, 2006, Harrah’s Louisiana Downs had $27.3 million of intangible assets that were not deemed to be impaired. In 2005, the entire $49.9 million of goodwill associated with this property was impaired, and a charge was recorded to our Consolidated Statement of Income in fourth quarter 2005. Harrah’s Louisiana Downs’ tangible assets were assessed for impairment applying the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and our analysis indicated that the carrying value of the tangible assets was not impaired.

A charge of $88.7 million was recorded to our Consolidated Statement of Income in fourth quarter 2005 as a result of impairment of intangible assets at Grand Casino Biloxi, which was damaged by Hurricane Katrina.

Iowa/Missouri Results

				Percentage Increase/(Decrease)
(In millions)	2006	2005	2004	06 vs 05		05 vs 04
Casino revenues	$770.6	$729.3	$714.7	5.7%		2.0%
Total revenues	809.7	734.9	712.1	10.2%		3.2%
Income from operations	132.2	119.1	146.3	11.0%		(18.6)%
Operating margin	16.3%	16.2%	20.5%	0.1	pts	(4.3	)pts

Combined 2006 revenues and income from operations at our Iowa and Missouri properties increased over last year, driven by increased visitation and capital investments in those markets, including improved performance at our re-branded Horseshoe Council Bluffs.

In March 2006, following an $87 million renovation and expansion, the former Bluffs Run Casino became Horseshoe Council Bluffs. Horseshoe Council Bluffs is the first property to be converted to a Horseshoe since we acquired the brand. The Bluffs Run Greyhound Racetrack remains in operation at the property.

Combined 2005 revenues at our Iowa and Missouri properties increased 3.2% over 2004 revenues, but income from operations was 18.6% lower than in 2004. The increase in revenues was driven by gains at Harrah’s St. Louis, where a 210-room hotel tower opened in third quarter 2004. This expansion project also included a redesigned hotel lobby, new valet parking areas, the addition of parking garage express ramps and expansion of two restaurants and other amenities. Revenue gains were seen in the second half of 2005 at our North Kansas City property due to recent capital investments, including a $126 million expansion and property enhancement project that added a 206-room hotel addition in August 2005 and new restaurants and other amenities in the fourth quarter of 2005. Revenue gains at the Missouri properties were partially offset by lower revenues at Horseshoe Council Bluffs due to construction disruptions. Income from operations for the Iowa/Missouri properties was affected by the competitive promotional environment in the St. Louis market and construction disruptions at Harrah’s North Kansas City but was partially offset by lower gaming taxes in 2005 following the resolution of the gaming tax rate issues discussed below. In 2004, the legislation discussed below allowed us to reverse approximately $20.3 million that had been accrued for state gaming taxes. $3.7 million, representing the adjustment for 2004, was credited to the property’s income from operations and $16.6 million, representing the adjustment for prior periods, was credited to Write-downs, reserves and recoveries.

In April 2004, the Iowa legislature passed legislation that provided racetracks the option to conduct table games and video games that simulate table games by paying a $10 million fee to the State and a gaming tax rate of 24%. Twenty percent of the $10 million fee could be used to offset wagering taxes for each of the five fiscal years beginning July 1, 2008. We added table games to the Horseshoe Council Bluffs facility in conjunction with the rebranding, renovation and expansion of that facility (discussed above), and in second quarter 2005, we paid the $10 million fee to the State.

In accordance with previous agreements and as additional purchase price consideration, payments of approximately $80.9 million were made in 2004 and 2005 to Iowa West Racing Association (“Iowa West”), the entity holding the pari-mutuel and gaming license for the Horseshoe Council Bluffs Casino and with whom we have a management agreement to operate that property. The additional payment to Iowa West increased goodwill attributed to the Horseshoe Council Bluffs property.

Illinois/Indiana Results

				Percentage Increase/(Decrease)
(In millions)	2006	2005	2004	06 vs 05		05 vs 04
Casino revenues	$1,277.3	$1,045.4	$608.4	22.2%		71.8%
Total revenues	1,239.5	999.5	587.8	24.0%		70.0%
Income from operations	225.2	177.1	103.0	27.2%		71.9%
Operating margin	18.2%	17.7%	17.5%	0.5	pt	0.2	pt

Combined 2006 revenues and income from operations increased over last year’s revenues and income from operations due to results from Caesars Indiana for the full year vs. 6 1/2 months in 2005 and strong performance at Harrah’s Joliet. Caesars Indiana contributed $347.1 million in total revenues and $57.7 million in income from operations in 2006. Also contributing to the improved results was the new 258-room hotel and event center at Harrah’s Metropolis that opened in late June of 2006.

Construction began in second quarter 2006 on the renovation and expansion of Horseshoe Hammond, which will include a two-level entertainment vessel including a 108,000 square-foot casino. The project is expected to cost approximately $485 million, $68.5 million of which had been spent as of December 31, 2006. The project is tentatively scheduled for completion in mid-2008.

Increases in revenues and income from operations in 2005 over 2004 were driven by results from Caesars Indiana subsequent to its acquisition on June 13, 2005, and a full year’s results from Horseshoe Hammond, which was acquired on July 1, 2004. Caesars Indiana contributed $174.1 million in revenues and $28.6 million in income from operations to 2005 Illinois/Indiana results.

Other Nevada Results

				Percentage Increase/(Decrease)
(In millions)	2006	2005	2004	06 vs 05		05 vs 04
Casino revenues	$511.0	$489.4	$468.9	4.4%		4.4%
Total revenues	640.8	615.7	596.0	4.1%		3.3%
Income from operations	107.7	103.3	89.0	4.3%		16.1%
Operating margin	16.8%	16.8%	14.9%	-	pts	1.9	pts

Combined 2006 revenues and income from operations from our Nevada properties outside of Las Vegas were higher than in 2005 driven by strong visitation to the markets and favorable weather conditions in northern Nevada during first quarter of 2006 compared to first quarter last year.

In 2005, combined revenues were 3.3% higher than in 2004, and income from operations was 16.1% higher than in 2004. Strong visitation to the market, an effective summer concert series and a celebrity golf tournament contributed to the higher results.

Managed, International and Other

				Percentage Increase/(Decrease)
(In millions)	2006	2005	2004	06 vs 05	05 vs 04
Revenues
Managed	$89.1	$75.6	$60.7	17.9%	24.5%
International	99.8	44.8	—	N/M	N/M
Other	72.1	36.5	16.0	97.5%	N/M

Total Revenues	$261.0	$156.9	$76.7	66.3%	N/M

Loss from operations
Managed	$72.1	$60.9	$51.7	18.4%	17.8%
International	12.8	1.5	(9.8)	N/M	N/M
Other	(261.0)	(96.0)	(59.6)	N/M	61.1%

Total Loss from operations	$(176.1)	$(33.6)	$(17.7)	N/M	89.8%

N/M = Not meaningful

Managed

We manage four tribal casinos and have consulting arrangements with casino companies in Australia. The table below gives the location and expiration date of the current management contracts for our Indian properties as of December 31, 2006.

Casino	Location	Expiration of Management Agreement
Harrah’s Prairie Band	near Topeka, Kansas	January 2008
Harrah’s Ak-Chin	near Phoenix, Arizona	December 2009
Harrah’s Rincon	near San Diego, California	November 2011
Harrah’s Cherokee	Cherokee, North Carolina	November 2011

Management revenues were higher in 2006 primarily due to a full year of management consultant fees from an Australian gaming company pursuant to an agreement assumed in the Caesars acquisition and to improved performance at two casinos on Indian lands.

Revenues from our managed casinos were higher in 2005 primarily due to increased business volume at Harrah’s Rincon following the completion of an expansion project there at the end of 2004 and to management consultant fees from an Australian gaming company pursuant to an agreement assumed in the Caesars acquisition.

In 2005, we announced that we will not seek to renew the management contract for Harrah’s Prairie Band Casino when it expires in January 2008. Efforts are underway to transition management of the casino to the Prairie Band.

A $60 million expansion of Harrah’s Cherokee Smoky Mountains Casino in Cherokee, North Carolina, that included a 15-story hotel tower with approximately 320 rooms opened in July 2005. The Eastern Band of Cherokees have announced a $650 million plan to add another hotel tower, retail stores and more gaming space at its casino. The five-year project also calls for a new spa, a 3,000-seat showroom and new restaurants near the casino.

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

International

The increase in 2006 international results was primarily due to the inclusion of results from Punta del Este for a full year vs. approximately 6 1/2 months in 2005.

In December 2006, we completed our acquisition of all of the ordinary shares of London Clubs, which owns or manages seven casinos in the United Kingdom, two in Egypt and one in South Africa. London Clubs also has four casinos under development in the United Kingdom. London Clubs’ results that were included in our consolidated financial statements were not material to our 2006 financial results.

In fourth quarter 2004, we suspended operation of LuckyMe, our on-line gaming initiative in the United Kingdom. No material charges were recorded as a result of this action. Losses related to LuckyMe were approximately $9.3 million in 2004.

Other

Other results include certain marketing and administrative expenses, including development costs, results from domestic World Series of Poker marketing, and income from nonconsolidated subsidiaries. The unfavorable results in 2006 were driven by significantly higher development costs, charges for the impairment of certain assets and the accrual of anticipated litigation costs. Costs for pursuit of projects and concept development were $71.2 million in 2006 compared to $32.5 million in 2005.

2005 development costs were 75.4% higher than in 2004 due to increased development activities in many jurisdictions, including international jurisdictions, considering allowing development and operation of casinos or casino-like operations.

Other Factors Affecting Net Income

				Percentage Increase/(Decrease)
(Income)/Expense	2006	2005	2004	06 vs 05		05 vs 04
(In millions)
Corporate expense	$177.5	$97.7	$66.8	81.7%		46.3%
Merger and integration costs	37.0	55.0	2.3	(32.7)%		N/M
Amortization of intangible assets	70.7	49.9	9.5	41.7%		N/M
Interest expense, net	670.5	479.6	269.3	39.8%		78.1%
Losses on early extinguishments of debt	62.0	3.3	–	N/M		N/M
Other income	(10.7)	(8.0)	(9.5)	33.8%		(15.8)%
Effective tax rate	35.4%	40.8%	36.1%	(5.4	)pts	4.7	pts
Minority interests	$15.3	$11.9	$8.6	28.6%		38.4%
Discontinued operations, net of income taxes	(11.9)	79.9	(48.4)	N/M		N/M

N/M = Not meaningful

Corporate expense increased in 2006 from the prior year due primarily to the implementation of SFAS No. 123(R), “Share-Based Payment,” in first quarter 2006, incremental corporate expense arising from the

Caesars transaction and the cost of transforming our corporate centers to manage the combined company. Our 2006 financial results include $52.8 million in expense due to the implementation of SFAS No. 123(R). We began a project in September 2006 to identify efficiencies and cost savings in our corporate organization, and that project is expected to continue until mid-2007. 2005 corporate expense was higher than in 2004 due primarily to increased costs associated with our acquisition of Caesars and higher incentive compensation and aviation expenses.

We announced on October 2, 2006, that our Board of Directors established a special committee consisting of all non-management directors in connection with the proposal to acquire the Company received from two private equity firms. 2006 Merger and integration costs include costs in connection with the review of certain strategic matters by the special committee and costs for consultants and dedicated internal resources executing the plans for the integration of Caesars into Harrah’s Entertainment. 2005 Merger and integration costs represented costs related to the acquisition and integration of Caesars.

Amortization of intangible assets was higher than in 2005 due to a full year of amortization of intangible assets acquired from Caesars vs. approximately six months of amortization in 2005. Amortization of intangible assets was higher in 2005 than in 2004 due to estimated amortization for intangible assets identified in our preliminary purchase price allocation for the Caesars acquisition and amortization of intangible assets acquired from Horseshoe Gaming on July 1, 2004.

Interest expense increased in 2006 from 2005 due to debt assumed in the Caesars acquisition, increased borrowings related to our acquisition of Caesars and higher interest rates on our variable-rate debt. The average interest rate on our variable-rate debt, excluding the impact of our swap agreement, was 5.9% at December 31, 2006, compared to 5.0% at December 31, 2005. A change in interest rates will impact our financial results. For example, assuming a constant outstanding balance for our variable-rate debt for the next twelve months, a hypothetical 1% change in corresponding interest rates would change interest expense for the next twelve months by approximately $52.4 million. Our variable-rate debt, including $200 million of fixed-rate debt for which we have entered into an interest rate swap agreement, represents approximately 43% of our total debt, while our fixed-rate debt is approximately 57% of our total debt. Included in 2006 interest expense is $3.6 million to adjust the liability to market value of interest rate swaps that were terminated during the first quarter of 2006. (For discussion of our interest rate swap agreement, see DEBT AND LIQUIDITY, Derivative Instruments.) Interest expense was higher in 2005 than in 2004 due to additional debt related to our acquisitions of Caesars and Horseshoe Gaming and higher interest rates on our variable rate debt.

Losses on early extinguishments of debt represents premiums paid and the write-off of unamortized deferred financing costs associated with the June 2006 retirement of portions of our 7.5% Senior Notes due in January 2009 and our 8.0% Senior Notes due in February 2011 and with the February 2005 retirement of a portion of our 7.875% Senior Subordinated Notes due in December 2005.

Other income was higher in 2006 due primarily to gains on sales of a corporate aircraft. Other income also includes interest income on the cash surrender value of life insurance policies. 2005 other income also included the receipt of a death benefit and collection of a previously reserved investment. 2004 Other income included interest income on the cash surrender value of life insurance policies, benefits from a life insurance policy, interest income related to the sale of land and other miscellaneous non-operating items

The effective tax rates for all periods are higher than the federal statutory rate due primarily to state income taxes. Our effective tax rate was lower in 2006 than in 2005 due to provision-to-return adjustments and adjustments to income tax reserves resulting from settlement of outstanding issues in 2006. Our effective tax rate for 2005 was affected by non-deductible goodwill impairment charges, the change in the mix of taxable income among various states and the addition of foreign income subsequent to our acquisition of Caesars.

Minority interests reflect minority owners’ shares of income from our majority-owned subsidiaries.

2006 Discontinued operations reflect the results of Harrah’s Lake Charles, Grand Casino Gulfport, Reno Hilton and Flamingo Laughlin through their respective sale dates and include any gain/loss on the sales. 2005 discontinued operations reflect the results of Harrah’s East Chicago and Harrah’s Tunica through the date of their sale in April 2005, including the gain on the sale, Harrah’s Lake Charles and subsequent to their acquisition on June 13, 2005, the operating results of Reno Hilton, Flamingo Laughlin, Grand Casino Gulfport and a hotel in Halifax, Nova Scotia through its sale in November 2005. 2005 results for Grand Casino Gulfport and Harrah’s Lake Charles include write-offs of $115.5 million, after taxes, for the impairment of goodwill and other intangible assets. (See Notes 3 and 4 to our Consolidated Financial Statements.)

STRATEGIC ACQUISITIONS

In the three-year period ended December 31, 2006, we acquired three casino companies, a casino in Las Vegas, Nevada, and certain intellectual property rights. For each of these acquisitions, the purchase price is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determine the estimated fair values after review and consideration of relevant information including discounted cash flow analyses, quoted market prices and our own estimates. For each transaction, the allocation of the purchase price was, or will be, completed within one year from the date of the acquisition. To the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess is allocated to goodwill. Goodwill and intangible assets that are determined to have an indefinite life are not amortized.

The table below summarizes our acquisition transactions completed in the three-year period ending December 31, 2006. Following the table is a brief review of our acquisitions. All of our acquisition transactions were accounted for as purchases. The number notation in the Geographic Location refers to the number of casino properties in that location.

Company	Date Acquired	Total Purchase Price(a)	Goodwill Assigned		Number of Casinos	Geographic Location
London Clubs	December 2006	$586 million	$468 million	(b)	10	United Kingdom(7)(c)
						Egypt(2)
						South Africa(1)(d)

Imperial Palace	December 2005	$373 million	—		1	Las Vegas, Nevada

Caesars	June 2005	$9.3 billion	$2.0 billion		15	Atlantic City, New Jersey(2)
						Las Vegas, Nevada(4)
						Reno, Nevada(e)
						Laughlin, Nevada(e)
						Biloxi, Mississippi
						Gulfport, Mississippi(f)
						Tunica, Mississippi(2)
						Elizabeth, Indiana
						Punta del Este, Uruguay(g)
						Ontario, Canada(h)

Horseshoe Gaming	July 2004	$1.6 billion	$584 million		3	Bossier City, Louisiana
						Hammond, Indiana
						Tunica, Mississippi

Horseshoe Club Operating Company	March 2004	$37 million	—			(i)

(a)	Total purchase price includes the market value of debt assumed determined as of the acquisition date.

(b)	Preliminary allocation. Subject to revision.

(c)	We have a 50% ownership interest in the company that owns 50 St. James Limited in London, and we manage the facility. Other properties in the United Kingdom are 100% owned.

(d)	We have a 70% ownership interest in the company that owns Emerald Safari Resort, and we manage the facility.

(e)	Subsequently sold.

(f)	Closed due to hurricane damage in August 2005. Remaining assets sold.

(g)	We have an approximate 90% ownership interest in the company that owns Conrad Punta del Este and we manage the property.

(h)	We have a 50% interest in the company that manages Casino Windsor. The province of Ontario owns the complex.

(i)	This acquisition was for certain intellectual property assets, including the rights to the Horseshoe brand in Nevada and to the World Series of Poker brand and tournament.

London Clubs

In December 2006, we completed our acquisition of 100% of the ordinary shares of London Clubs for approximately $586.1 million, including acquisition costs, and assumed the entity’s debt of approximately $78.5 million. London Clubs operates seven casinos in the United Kingdom, two in Egypt and one in South Africa. London Clubs also has four casinos under development in the United Kingdom. We believe that the acquisition of London Clubs puts Harrah’s Entertainment in a strong position to take advantage of the evolving regulatory framework in the United Kingdom, and the multi-national operational experience of London Club’s management enhances our international expansion opportunities.

The results for London Clubs are included in our operating results subsequent to its acquisition. With the initial acquisition of 29.6% of the shares of London Clubs in November 2006, we accounted for our ownership interest on the equity basis, and for the period subsequent to the acquisition of the remaining shares in December 2006, we consolidate their results. Results of London Clubs are consolidated into our financial results one month in arrears. London Clubs’ results were not material to our 2006 financial results.

Imperial Palace Hotel & Casino

On December 23, 2005, we acquired the assets of the Imperial Palace Hotel & Casino (“Imperial Palace”) in Las Vegas, Nevada, for approximately $373.3 million, including acquisition costs. No debt was assumed in the transaction. The Imperial Palace occupies an 18.5 acre site on the Las Vegas Strip that is situated between Harrah’s Las Vegas and the Flamingo and is across the Strip from Caesars Palace. This acquisition is one of a number of moves designed to strategically position the Company for development in Las Vegas. The results for Imperial Palace are included in our operating results subsequent to its acquisition on December 23, 2005.

Caesars Entertainment

On June 13, 2005, we completed our acquisition of 100% of the outstanding shares of Caesars. The aggregate purchase price was approximately $9.3 billion, which consisted of $1.9 billion of cash, $3.3 billion of Harrah’s Entertainment’s common stock, assumption of Caesars debt with a fair value of approximately $4.0 billion (including value assigned to conversion rights of contingent convertible notes), assumption of employee stock grants valued at $98 million and acquisition costs of approximately $59 million. We issued approximately 67.9 million shares of our common stock, the fair value of which was based on a five-day average of the closing price two days before and two days after the terms of the acquisition were agreed to and announced.

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

In connection with the Caesars acquisition, we engaged consultants and dedicated internal resources to plan for and execute the merger and integration of Caesars into Harrah’s Entertainment. These costs are included in Merger and integration costs in our Consolidated Condensed Statements of Income.

Horseshoe Gaming

On July 1, 2004, we acquired 100% of the equity interests of Horseshoe Gaming for approximately $1.62 billion, including assumption of debt valued at approximately $558 million and acquisition costs. We issued a redemption notice on July 1, 2004, for all $558 million of Horseshoe Gaming’s outstanding 8.625% Senior Subordinated Notes due July 2009 and retired that debt on August 2, 2004. We financed the acquisition and the debt retirement through working capital and established debt programs. We purchased Horseshoe Gaming to acquire casinos in Hammond, Indiana; Tunica, Mississippi; and Bossier City, Louisiana and with the intention of growing and developing the Horseshoe brand.

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

Property and Equipment

We have significant capital invested in our property and equipment, which represents approximately 63% of our total assets. Judgments are made in determining the estimated useful lives of assets, salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and whether we have a gain or loss on the disposal of the asset. We assign lives to our assets based on our standard policy, which is established by management as representative of the useful life of each category of asset. We review the carrying value of our property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the operating unit level, which for most of our assets is the individual casino.

Goodwill and Other Intangible Assets

We have approximately $5.7 billion in goodwill and other intangible assets in our Consolidated Balance Sheets resulting from our acquisition of other businesses. The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determine the estimated fair values based on independent appraisals, discounted cash flows, quoted market prices and estimates made by management. To the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess is allocated to goodwill.

An accounting standard adopted in 2002 requires a review at least annually of goodwill and other nonamortizing intangible assets for impairment. We complete our annual assessment for impairment in fourth quarter each year. Based on the historical performance and projected performance of Harrah’s Louisiana Downs, a thoroughbred racetrack that was expanded to include slot machines in 2003, our 2006 analysis indicated that intangible assets of that property had been impaired. A charge of $20.7 million was recorded to our Consolidated Statement of Income in fourth quarter 2006. At December 31, 2006, Harrah’s Louisiana Downs had $20.3 million of intangible assets that were not deemed to be impaired.

With our 2005 annual assessment, we determined that certain goodwill had been impaired, and we recorded impairment charges of $106.0 million in fourth quarter 2005. These charges relate to goodwill acquired in our 2000 acquisition of a property in Lake Charles, Louisiana, and in our 2002 acquisition of Louisiana Downs. Since our acquisition of the Lake Charles property, competition has intensified in the market and the operating performance was declining. As a result of the operating trends, compounded by the impact of hurricane damage in September 2005, calculations indicated that the entire $56.1 million of goodwill was impaired. Based on the historical performance and projected performance of Louisiana Downs, our analysis indicated that the entire $49.9 million of goodwill associated with this property was impaired. Due to hurricane damage to our businesses in Biloxi and Gulfport, Mississippi, in the fourth quarter of 2005, we also wrote off $181.9 million, before taxes, of goodwill and intangible assets that were assigned to those properties in our preliminary purchase price allocation of the Caesars acquisition. Since Grand Casino Gulfport and Harrah’s Lake Chares were reported in our Discontinued operations, the write-off of goodwill and intangible assets for those properties of $115.5 million, after taxes, was included in Discontinued operations.

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

Total Rewards Point Liability Program

Our customer loyalty program, Total Rewards, offers incentives to customers who gamble at certain of our casinos throughout the United States. Under the program, customers are able to accumulate, or bank, Reward Credits over time that they may redeem at their discretion under the terms of the program. The Reward Credit balance will be forfeited if the customer does not earn a Reward Credit over the prior six-month period. As a result of the ability of the customer to bank the Reward Credits, we accrue the expense of Reward Credits, after consideration of estimated breakage, as they are earned. The value of the cost to provide Reward Credits is expensed as the Reward Credits are earned and is included in Casino expense on our Consolidated Statements of Income. To arrive at the estimated cost associated with Reward Credits, estimates and assumptions are made regarding incremental marginal costs of the benefits, breakage rates and the mix of goods and services for which Reward Credits will be redeemed. We use historical data to assist in the determination of estimated accruals. At December 31, 2006 and 2005, $76.6 million and $73.1 million, respectively, was accrued for the cost of anticipated Total Rewards credit redemptions.

In addition to Reward Credits, customers at certain of our properties, including the properties acquired in our acquisitions of Caesars and Horseshoe Gaming, can earn points based on play that are redeemable in cash (“cash-back points”). We accrue the cost of cash-back points, after consideration of estimated breakage, as they are earned. The cost is recorded as contra-revenue and included in Casino promotional allowances on our Consolidated Statements of Income. At December 31, 2006 and 2005, the liability related to outstanding cash-back points, which is based on historical redemption activity, was $21.3 million and $21.6 million, respectively.

Bad Debt Reserves

We reserve an estimated amount for receivables that may not be collected. Methodologies for estimating bad debt reserves range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves. At December 31, 2006 and 2005, we had $94.7 million and $111.8 million, respectively, in our bad debt reserve. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our reserves for bad debts.

Self-Insurance Accruals

We are self-insured up to certain limits for costs associated with general liability, workers’ compensation and employee health coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. At December 31, 2006 and 2005, we had total self-insurance accruals reflected in our Consolidated Balance Sheets of $193.8 million and $198.3 million, respectively. In estimating these costs, we consider historical loss experience and make judgments about the expected levels of costs per claim. We also rely on independent consultants to assist in the determination of estimated accruals. These claims are accounted for based on actuarial estimates of the undiscounted claims, including those claims incurred but not reported. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities. We continually monitor the potential for changes in estimates, evaluate our insurance accruals and adjust our recorded provisions.

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

The effect on the income tax provision and deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As indicated in Note 11, we have provided a valuation allowance on foreign tax credits, certain foreign and state net operating losses (“NOLs”), and other deferred foreign and state tax assets. U.S. tax rules require us to allocate a portion of our total interest expense to our foreign operations for purposes of determining allowable foreign tax credits. Consequently, this decrease to taxable income from foreign operations results in a diminution of the foreign taxes available as a tax credit. Although we consistently generate taxable income on a consolidated basis, certain foreign and state NOLs and other deferred foreign and state tax assets were not deemed realizable because they are attributable to subsidiaries that are not expected to produce future earnings. Other than these exceptions, we are unaware of any circumstances that would cause the remaining deferred tax assets to not be realizable.

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

In the event that the taxing authorities ultimately sustain adjustments to our previously reported taxable income, we will remit payments accordingly. These remittances could cause total tax payments to exceed the reported amount of income tax expense. However, we do not expect there to be any impact on the Company’s liquidity.

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

RECENTLY ISSUED AND PROPOSED ACCOUNTING STANDARDS

The following are accounting standards adopted or issued in 2006 that could have an impact to our Company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, but it does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 could impact fair values assigned to assets and liabilities in any future acquisition.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which will become effective for the Company on January 1, 2007. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Based upon our preliminary assessment of the impact of FIN 48, we expect the adoption of this standard to result in a decrease to retained earnings as of January 1, 2007 of approximately $5 million to $30 million.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) requires recognition of expense for equity-based compensation programs, including stock options and stock appreciation rights. Expense is to be measured based on the grant-date fair value of the equity instruments being issued. Effective January 1, 2006, we adopted SFAS No. 123(R) using the modified prospective application, and, therefore, results for prior periods have not been restated. As a result of adopting SFAS No. 123(R), we recognized $52.8 million for stock option and stock appreciation rights expense for 2006. This expense is included in Corporate expense in our 2006 Consolidated Statements of Income. The total income tax benefit recognized for 2006 was approximately $20.4 million. The incremental expense for stock options impacted diluted earnings per share by $0.17 for the year ended December 31, 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which changes the requirements for the accounting for and reporting of changes in accounting principle and error corrections. SFAS No. 154 applies to all voluntary changes in accounting principle, as well as to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle and error corrections. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005.

ITEM 7A.	Quantitative and Qualitative Disclosure About Market Risk.

We are exposed to market risk, primarily changes in interest rates. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed rate and variable rate obligations. Of our approximate $12.1 billion total debt at December 31, 2006, $5.2 billion, including the fixed-rate debt for which we have entered into interest rate swap agreement, is subject to variable interest rates. The average interest rate on our variable-rate debt, excluding the impact of our swap agreements, was 5.9% at December 31, 2006. Assuming a constant outstanding balance for our variable rate debt for the next twelve months, a hypothetical 1% change in interest rates would change interest expense for the next twelve months by approximately $52.4 million. We utilize interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. We do not purchase or hold any derivative financial instruments for trading purposes.

The table below provides information as of December 31, 2006, about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. For debt obligations, the table presents principal cash flows and related weighted average interest rates by contractual maturity dates. Principal amounts are used to calculate the contractual payments to be exchanged under the contract and weighted average variable rates are based on implied forward rates in the yield curve as of December 31, 2005. For interest rate swaps, the table presents notional amounts and current interest rates since the swap matures June 1, 2007.

(In millions)	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Liabilities
Long-term debt
Fixed rate	$998.8	$402.2	$563.5	$1,152.4	$424.9	$3,387.1	$6,928.9	$6,731.6	(1)
Average interest rate	8.2%	8.9%	7.5%	6.3%	8.1%	6.0%	6.8%
Variable rate	$6.4	$272.7	$417.4	$42.0	$4,307.0	$–	$5,045.5	$5,144.8	(1)
Average interest rate	10.2%	6.2%	5.6%	9.2%	5.9%	–	5.9%
Interest Rate Derivatives
Interest rate swaps
Fixed to variable	$200.0	—	—	—	—	—	$200.0	$200.0
Average pay rate	9.6%	—	—	—	—	—	9.6%
Average receive rate	7.1%	—	—	—	—	—	7.1%

(1)	The fair values are based on the borrowing rates currently available for debt instruments with similar terms and maturities and market quotes of the Company’s publicly traded debt.

Our long-term variable rate debt reflects borrowings under revolving credit and letter of credit facilities provided to us by a consortium of banks with a total capacity of $5.0 billion. The interest rates charged on borrowings under these facilities are a function of the London Inter-Bank Offered Rate, or LIBOR and prime rate. As such, the interest rates charged to us for borrowings under the facilities are subject to change as LIBOR changes.

Foreign currency translation gains and losses were not material to our results of operations for the year ended December 31, 2006. Our only material ownership interest in businesses in foreign countries during 2006 was an approximate 90% ownership of a casino in Uruguay. Therefore, we have not been subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future operating results or cash flows. With our acquisition of London Clubs in late 2006 and development opportunities that we are pursuing in international markets, we could become subject to material foreign currency exchange rate risk in the future.

ITEM	8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Harrah’s Entertainment, Inc.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Harrah’s Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Harrah’s Entertainment, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 15 to the Consolidated Financial Statements, the Company changed its method of accounting for stock-based employee compensation costs to conform to Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” in 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada

March 1, 2007

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	December 31,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$799.6	$724.4
Insurance receivables for hurricane damage	2.5	87.3
Other receivables, less allowance for doubtful accounts of $94.7 and $111.8	427.1	340.0
Deferred income taxes (Note 11)	143.6	219.8
Income tax receivable	28.5	77.4
Prepayments and other	166.5	120.7
Inventories	63.0	59.5

Total current assets	1,630.8	1,629.1

Land, buildings, riverboats and equipment
Land and land improvements	4,821.5	4,175.8
Buildings, riverboats and improvements	8,165.6	7,521.5
Furniture, fixtures and equipment	2,993.1	2,382.4
Construction in progress	764.7	585.0

	16,744.9	14,664.7
Less: accumulated depreciation	(2,723.9)	(2,151.9)

	14,021.0	12,512.8
Assets held for sale (Note 4)	387.3	443.3
Goodwill (Notes 2 and 5)	3,689.4	3,135.5
Intangible assets (Notes 2 and 5)	2,044.5	2,017.9
Investments in and advances to nonconsolidated affiliates (Note 16)	25.9	26.1
Deferred costs and other	486.0	752.9

	$22,284.9	$20,517.6

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$465.0	$365.2
Accrued expenses (Note 7)	1,324.8	1,226.2
Current portion of long-term debt (Note 8)	451.2	7.0

Total current liabilities	2,241.0	1,598.4
Liabilities held for sale (Note 4)	0.6	12.1
Long-term debt (Note 8)	11,638.7	11,038.8
Deferred credits and other	384.2	324.2
Deferred income taxes (Note 11)	1,896.9	1,847.4

	16,161.4	14,820.9

Minority interests	52.4	31.6

Commitments and contingencies (Notes 3, 4, 9, 11 and 13 through 16)
Stockholders’ equity (Notes 6, 8, 15 and 16)
Common stock, $0.10 par value, authorized—720,000,000 shares, outstanding—186,146,738 and 183,833,358 shares (net of 35,735,329 and 35,639,390 shares held in treasury)	18.6	18.4
Capital surplus	5,148.2	5,008.4
Retained earnings	907.1	654.4
Accumulated other comprehensive loss	(2.8)	(5.3)
Deferred compensation related to restricted stock	—	(10.8)

	6,071.1	5,665.1

	$22,284.9	$20,517.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2006	2005	2004
	(In millions, except per share amounts)
Revenues
Casino	$7,868.6	$5,966.5	$3,922.9
Food and beverage	1,577.7	1,086.7	650.9
Rooms	1,240.7	786.2	382.2
Management fees	89.1	75.6	60.6
Other	611.0	424.7	215.9
Less: casino promotional allowances	(1,713.2)	(1,329.7)	(835.7)

Net revenues	9,673.9	7,010.0	4,396.8

Operating expenses
Direct
Casino	3,902.6	2,984.6	1,972.5
Food and beverage	697.6	482.3	275.1
Rooms	256.6	151.5	66.7
Property general, administrative and other	2,206.8	1,464.4	898.1
Depreciation and amortization	667.9	485.7	313.1
Write-downs, reserves and recoveries (Note 10)	83.3	194.7	9.6
Project opening costs	20.9	16.4	9.4
Corporate expense	177.5	97.7	66.8
Merger and integration costs	37.0	55.0	2.3
(Income)/losses on interests in nonconsolidated affiliates (Note 16)	(3.6)	(1.2)	0.9
Amortization of intangible assets (Note 5)	70.7	49.9	9.5

Total operating expenses	8,117.3	5,981.0	3,624.0

Income from operations	1,556.6	1,029.0	772.8
Interest expense, net of interest capitalized (Note 12)	(670.5)	(479.6)	(269.3)
Losses on early extinguishments of debt (Note 8)	(62.0)	(3.3)	—
Other income, including interest income	10.7	8.0	9.5

Income from continuing operations before income taxes and minority interests	834.8	554.1	513.0
Provision for income taxes (Note 11)	(295.6)	(225.9)	(185.1)
Minority interests	(15.3)	(11.9)	(8.6)

Income from continuing operations	523.9	316.3	319.3

Discontinued operations (Note 4)
Income from discontinued operations (including gains on disposals of $10.9, $119.6 and $0.0)	16.4	16.6	72.4
Provision for income taxes	(4.5)	(96.5)	(24.0)

Income/(loss) from discontinued operations	11.9	(79.9)	48.4

Net income	$535.8	$236.4	$367.7

Earnings per share—basic
Income from continuing operations	$2.85	$2.14	$2.87
Discontinued operations, net	0.06	(0.54)	0.44

Net income	$2.91	$1.60	$3.31

Earnings per share—diluted
Income from continuing operations	$2.79	$2.10	$2.83
Discontinued operations, net	0.06	(0.53)	0.43

Net income	$2.85	$1.57	$3.26

Dividends declared per share	$1.53	$1.39	$1.26

Weighted average common shares outstanding	184.0	148.0	111.2
Additional shares based on average market price for period applicable to:
Restricted stock	0.8	0.5	0.5
Stock options	2.1	1.5	1.2
Convertible debt	1.1	0.2	—

Weighted average common and common equivalent shares outstanding	188.0	150.2	112.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In millions)

(Notes 6, 8, 15 and 16)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Deferred Compensation Related to Restricted Stock	Total	Comprehensive Income
	Shares Outstanding	Amount
Balance—December 31, 2003	110.9	$11.1	$1,277.9	$466.7	$0.2	$(17.4)	$1,738.5
Net income				367.7			367.7	$367.7
Net gain on derivatives qualifying as cash flow hedges, net of tax provision of $0.4					0.7		0.7	0.7
Foreign currency translation adjustments, net of tax provision of $0.0					0.1		0.1	0.1
Treasury stock purchases	(1.0)	(0.1)		(53.3)			(53.4)
Cash dividends				(141.3)			(141.3)
Net shares issued under incentive compensation plans, including income tax benefit of $26.8	2.8	0.3	116.6	(1.4)		7.4	122.9

2004 Comprehensive Income								$368.5

Balance—December 31, 2004	112.7	11.3	1,394.5	638.4	1.0	(10.0)	2,035.2
Net income				236.4			236.4	$236.4
Net loss on derivative instruments qualifying as cash flow hedges, net of tax benefit of $3.4					(6.3)		(6.3)	(6.3)
Reclassification of loss on derivative instrument from other comprehensive income to net income, net of tax provision of $0.2					0.4		0.4	0.4
Foreign currency translation adjustments, net of tax benefit of $0.2					(0.4)		(0.4)	(0.4)
Cash dividends				(208.2)			(208.2)
Net shares issued in acquisition of Caesars	67.9	6.8	3,302.7				3,309.5
Market value of conversion option on convertible debt, net of tax provision of $38.3			70.4				70.4
Net shares issued under incentive compensation plans, including income tax benefit of $29.9	3.2	0.3	240.8	(12.2)		(0.8)	228.1

2005 Comprehensive Income								$230.1

Balance—December 31, 2005	183.8	18.4	5,008.4	654.4	(5.3)	(10.8)	5,665.1
Reclassification of deferred compensation to Capital Surplus			(10.8)			10.8
Net income				535.8			535.8	$535.8
Reclassification of loss on derivative instrument from other comprehensive income to net income, net of tax provision of $0.3					0.6		0.6	0.6
Foreign currency translation adjustments, net of tax provision of $1.0					1.9		1.9	1.9
Cash dividends				(282.7)			(282.7)
Net shares issued under incentive compensation plans, including share-based compensation expense of $52.8 and income tax benefit of $23.0	2.3	0.2	150.6	(0.4)			150.4

2006 Comprehensive Income								$538.3

Balance—December 31, 2006	186.1	$18.6	$5,148.2	$907.1	$(2.8)	$—	$6,071.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Note 12)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net income	$535.8	$236.4	$367.7
Adjustments to reconcile net income to cash flows from operating activities:
Income from discontinued operations, before income taxes	(16.4)	(16.6)	(72.4)
Losses on early extinguishments of debt	62.0	3.3	—
Depreciation and amortization	711.4	523.0	347.5
Write-downs, reserves and recoveries	39.9	160.8	0.2
Deferred income taxes	73.7	(30.1)	82.4
Share-based compensation expense	52.8	—	—
Tax benefit from stock equity plans	1.7	29.9	26.8
Other noncash items	37.2	26.5	16.0
Minority interests’ share of net income	15.3	11.9	8.6
(Income)/losses on interests in nonconsolidated affiliates	(3.6)	(1.2)	0.9
Net change in insurance receivables for hurricane damage	81.8	(87.3)	—
Returns on investment in nonconsolidated affiliate	2.5	1.2	—
Net (gains)/losses from asset sales	(5.5)	14.6	2.0
Net change in long-term accounts	(35.4)	(80.5)	(49.3)
Net change in working capital accounts	(13.6)	(196.7)	32.3

Cash flows provided by operating activities	1,539.6	595.2	762.7

Cash flows from investing activities
Payments for businesses acquired, net of cash acquired	(562.5)	(1,942.5)	(1,616.9)
Proceeds from sales of discontinued operations	457.3	649.5	197.6
Insurance proceeds for hurricane losses for discontinued operations	174.7	32.1	—
Insurance proceeds for hurricane losses for continuing operations	124.9	69.0	—
Purchase of minority interest in subsidiary	(2.3)	—	(37.5)
Land, buildings, riverboats and equipment additions	(2,511.3)	(1,149.5)	(644.4)
Investments in and advances to nonconsolidated affiliates	(0.9)	(5.5)	(0.3)
Increase in construction payables	11.2	41.0	35.2
Proceeds from other asset sales	47.1	37.0	3.6
Proceeds from sale of long-term investments	49.4	2.7	—
Other	(31.3)	(22.9)	(26.7)

Cash flows used in investing activities	(2,243.7)	(2,289.1)	(2,089.4)

Cash flows from financing activities
Proceeds from issuance of senior notes, net of discount and issue costs of $10.9, $20.7 and $12.0	739.1	2,004.3	738.0
Borrowings under lending agreements, net of financing costs of $4.4, $7.6 and $6.2	6,946.5	11,599.4	4,157.9
Repayments under lending agreements	(5,465.8)	(10,522.9)	(3,424.1)
Losses on derivative instruments	(2.6)	(7.9)	(0.8)
Early extinguishments of debt	(1,195.0)	(690.5)	—
Premiums paid on early extinguishments of debt	(56.7)	(4.9)	—
Scheduled debt retirements	(5.0)	(307.5)	(1.6)
Dividends paid	(282.7)	(208.2)	(141.3)
Proceeds from exercises of stock options	66.3	106.7	90.0
Excess tax benefit from stock equity plans	21.3	—	—
Purchases of treasury stock	—	—	(53.4)
Minority interests’ distributions, net of contributions	(1.9)	(12.2)	(8.9)
Other	1.3	(0.2)	0.7

Cash flows provided by financing activities	764.8	1,956.1	1,356.5

Cash flows from discontinued operations
Cash flows from operating activities	19.3	(3.7)	103.7
Cash flows from investing activities	(4.8)	(23.1)	(42.4)

Cash flows provided by/(used in) discontinued operations	14.5	(26.8)	61.3

Net increase in cash and cash equivalents	75.2	235.4	91.1
Cash and cash equivalents, beginning of year	724.4	489.0	397.9

Cash and cash equivalents, end of year	$799.6	$724.4	$489.0

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

Note 1—Summary of Significant Accounting Policies

BASIS OF PRESENTATION AND ORGANIZATION.    As of December 31, 2006, we operated 48 casinos, primarily under the Harrah’s, Caesars and Horseshoe brand names in the United States, including 28 land-based casinos, 12 riverboat or dockside casinos, one combination thoroughbred racetrack and casino, one combination greyhound racetrack and casino, one harness racetrack, four managed casinos on Indian lands and one managed casino in Canada. We view each property as an operating segment and aggregate all operating segments into one reporting segment.

During December 2006, we completed our acquisition of London Clubs International plc (“London Clubs”). The purchase price allocation will be completed within one year of the date of the acquisition. With the initial acquisition of 29.6% of the shares of London Clubs in November 2006, we accounted for our ownership interest on the equity basis, and for the period subsequent to the acquisition of remaining shares in December, we consolidate their results. London Clubs’ results were not material to our 2006 financial results.

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

AGREEMENT WITH PRIVATE EQUITY FIRMS.    On December 19, 2006, Harrah’s Entertainment entered into a definitive agreement for affiliates of Texas Pacific Group (“TPG”) and Apollo Management, L.P. (“Apollo”) to acquire Harrah’s Entertainment in an all cash transaction valued on that date at approximately $27.8 billion, including the assumption of $10.7 billion of debt. Under the terms of the agreement, holders of Harrah’s Entertainment stock will receive $90.00 in cash for each outstanding share.

The transaction is expected to be completed by the end of 2007 and is subject to customary closing conditions, including stockholder approval and regulatory approvals. It is not subject to financing conditions. If the agreement is adopted by our stockholders and the other closing conditions in the agreement are satisfied or waived, the affiliates of TPG and Apollo will merge with and into Harrah’s Entertainment, and Harrah’s Entertainment will be the surviving corporation and a wholly-owned subsidiary of an entity controlled by TPG and Apollo.

As a result of the merger, if completed, our stock will no longer be publicly traded.

On February 8, 2007, we filed a preliminary proxy statement with the Securities and Exchange Commission that describes the details of the proposed merger.

PRINCIPLES OF CONSOLIDATION.    Our Consolidated Financial Statements include the accounts of Harrah’s Entertainment and its subsidiaries after elimination of all significant intercompany accounts and transactions.

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CASH AND CASH EQUIVALENTS.    Cash includes the minimum cash balances required to be maintained by state gaming commissions or local and state governments, which totaled approximately $27.5 million and $23.3 million at December 31, 2006 and 2005, respectively. Cash equivalents are highly liquid investments with an original maturity of less than three months and are stated at the lower of cost or market value.

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

LAND, BUILDINGS, RIVERBOATS AND EQUIPMENT.    Land, buildings, riverboats and equipment are stated at cost. Land includes land held for future development, which totaled $119.6 million and $113.3 million at December 31, 2006 and 2005, respectively. We capitalize the costs of improvements that extend the life of the asset. We expense maintenance and repairs cost as incurred. Gains or losses on the dispositions of land, buildings, riverboats or equipment are included in the determination of income. Interest expense is capitalized on internally constructed assets at our overall weighted average borrowing rate of interest. Capitalized interest amounted to $24.3 million, $14.1 million and $4.1 million in 2006, 2005 and 2004, respectively.

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

GOODWILL AND OTHER INTANGIBLE ASSETS.    We have approximately $5.7 billion in goodwill and other intangible assets on our balance sheet resulting from our acquisitions of other businesses. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we perform an annual assessment of goodwill and intangible assets with indefinite lives for impairment during the fourth quarter of each year. (See Note 5.)

The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determine the estimated fair values after review and consideration of relevant information including discounted cash flow analyses, quoted market prices

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

TOTAL REWARDS POINT LIABILITY PROGRAM.    Our customer loyalty program, Total Rewards, offers incentives to customers who gamble at certain of our casinos throughout the United States. Under the program, customers are able to accumulate, or bank, Reward Credits over time that they may redeem at their discretion under the terms of the program. The Reward Credit balance will be forfeited if the customer does not earn a Reward Credit over the prior six-month period. As a result of the ability of the customer to bank the Reward Credits, we accrue the expense of Reward Credits, after consideration of estimated breakage, as they are earned. The value of the cost to provide Reward Credits is expensed as the Reward Credits are earned and is included in Casino expense on our Consolidated Statements of Income. To arrive at the estimated cost associated with Reward Credits, estimates and assumptions are made regarding incremental marginal costs of the benefits, breakage rates and the mix of goods and services for which Reward Credits will be redeemed. We use historical data to assist in the determination of estimated accruals. At December 31, 2006 and 2005, $76.6 million and $73.1 million, respectively, was accrued for the cost of anticipated Total Rewards credit redemptions.

In addition to Reward Credits, customers at certain of our properties, including the properties acquired in our acquisitions of Caesars Entertainment, Inc. (“Caesars”) and Horseshoe Gaming Holding Corp. (“Horseshoe”), can earn points based on play that are redeemable in cash (“cash-back points”). We accrue the cost of cash-back points, after consideration of estimated breakage, as they are earned. The cost is recorded as contra-revenue and included in Casino promotional allowances on our Consolidated Statements of Income. At December 31, 2006 and 2005, the liability related to outstanding cash-back points, which is based on historical redemption activity, was $21.3 million and $21.6 million, respectively.

SELF-INSURANCE ACCRUALS.    We are self-insured up to certain limits for costs associated with general liability, workers’ compensation and employee health coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. At December 31, 2006 and 2005, we had total self-insurance accruals reflected on our Consolidated Balance Sheets of $193.8 million and $198.3 million, respectively. In estimating those costs, we consider historical loss experience and make judgments about the expected levels of costs per claim. We also rely on consultants to assist in the determination of estimated accruals. These claims are accounted for based on actuarial estimates of the undiscounted claims, including those claims incurred but not reported. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities. We continually monitor the potential for changes in estimates, evaluate our insurance accruals and adjust our recorded provisions.

TREASURY STOCK.    The shares of Harrah’s Entertainment common stock we hold in treasury are reflected in our Consolidated Balance Sheets and our Consolidated Statements of Stockholders’ Equity and Comprehensive Income as if those shares were retired.

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(In millions)	2006	2005	2004
Food and beverage	$544.0	$387.5	$231.5
Rooms	168.0	121.6	81.1
Other	75.2	70.8	49.9

	$787.2	$579.9	$362.5

ADVERTISING.    The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense for continuing operations was $287.5 million, $203.4 million and $126.2 million for the years 2006, 2005 and 2004, respectively.

STOCK-BASED EMPLOYEE COMPENSATION.     Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” using the modified prospective application, and, therefore, results for prior periods have not been restated.

As a result of adopting SFAS No. 123(R), we recognized $52.8 million for stock option and stock appreciation rights expense (“SARs”) in 2006. This expense is included in Corporate expense in our 2006 Consolidated Statement of Income. The total income tax benefit recognized for 2006, was approximately $20.4 million. The incremental expense for stock options impacted diluted earnings per share by $0.17 for 2006.

Prior to the adoption of SFAS No. 123(R), we accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation expense was recorded as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had adopted SFAS No. 123(R) in the prior periods. Had compensation expense for the stock option plans been determined in accordance with SFAS No. 123(R), total stock-based employee compensation expense, net of tax effects, would have been $31.7 million and $29.9 million for the years ended December 31, 2005 and 2004, respectively, and our pro forma Net income and Earnings per share for the indicated periods would have been:

	2005		2004
(In millions, except per share amounts)	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$236.4	$204.7	$367.7	$337.8
Earnings per share
Basic	1.60	1.38	3.31	3.04
Diluted	1.57	1.32	3.26	2.96

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option and SARs grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2006	2005	2004
Expected dividend yield	2.4%	2.0%	2.5%
Expected stock price volatility	30.3%	32.6%	37.9%
Risk-free interest rate	5.0%	3.9%	3.7%
Expected average life of options (years)	5	5	5

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

The effect on the income tax provision and deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As indicated in Note 11, we have provided a valuation allowance on foreign tax credits, certain foreign and state net operating losses (“NOLs”), and other deferred foreign and state tax assets. U.S. tax rules require us to allocate a portion of our total interest expense to our foreign operations for purposes of determining allowable foreign tax credits. Consequently, this decrease to taxable income from foreign operations results in a diminution of the foreign taxes available as a tax credit. Although we consistently generate taxable income on a consolidated basis, certain foreign and state NOLs and other deferred foreign and state tax assets were not deemed realizable because they are attributable to subsidiaries that are not expected to produce future earnings. Other than these exceptions, we are unaware of any circumstances that would cause the remaining deferred tax assets to not be realizable.

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

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the event that the taxing authorities ultimately sustain adjustments to our previously reported taxable income, we will remit payments accordingly. These remittances coupled with the expiration of bonus depreciation provisions in 2006 could cause total tax payments to exceed the reported amount of income tax expense. However, we do not expect there to be any impact on the Company’s liquidity.

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

EARNINGS PER SHARE.    In accordance with the provisions of SFAS No. 128, “Earnings Per Share,” we compute our Basic earnings per share by dividing Net income by the number of Weighted average common shares outstanding during the year. Our Diluted earnings per share is computed by dividing Net income by the number of Weighted average common and common equivalent shares outstanding during the year. For each of the three years ended December 31, 2006, common equivalent shares included net restricted shares of 789,776, 539,844 and 489,958, respectively, and stock options outstanding of 2,157,811, 1,481,765 and 1,215,060, respectively, under our employee stock benefit plans. For the years ended December 31, 2006 and 2005, respectively, common equivalent shares also included 1,085,144 and 158,696 potential shares related to the conversion spread of our convertible debt. For the year ended December 31, 2006, common equivalent shares also included 3,055 SARs. (See Note 15.)

RECLASSIFICATION.    We have reclassified certain amounts for prior years to conform with our 2006 presentation.

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

Note 2—Acquisitions

In the three-year period ended December 31, 2006, we acquired three casino companies, a casino in Las Vegas, Nevada, and certain intellectual property rights. For each of these acquisitions, the purchase price is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determine the estimated fair values after review and consideration of relevant information including discounted cash flow analyses, quoted market prices and our own estimates. For each transaction, the allocation of the purchase price was, or will be, completed within one year from the date of the acquisition. To the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess is allocated to goodwill. Goodwill and intangible assets that are determined to have an indefinite life are not amortized.

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes our acquisition transactions completed in the three-year period ending December 31, 2006.

Company	Date Acquired	Total Purchase Price(a)	Goodwill Assigned		Number of Casinos	Geographic Location
London Clubs	December 2006	$586 million	$468 million	(b)	10	United Kingdom(7)(c)
						Egypt(2)
						South Africa(1)(d)

Imperial Palace	December 2005	$373 million	—		1	Las Vegas, Nevada

Caesars	June 2005	$9.3 billion	$2.0 billion		15	Atlantic City, New Jersey(2)
						Las Vegas, Nevada(4)
						Reno, Nevada(e)
						Laughlin, Nevada(e)
						Biloxi, Mississippi
						Gulfport, Mississippi(f)
						Tunica, Mississippi(2)
						Elizabeth, Indiana
						Punta del Este, Uruguay(g)
						Ontario, Canada(h)

Horseshoe Gaming	July 2004	$1.6 billion	$584 million		3	Bossier City, Louisiana
						Hammond, Indiana
						Tunica, Mississippi

Horseshoe Club Operating Company	March 2004	$37 million	—			(i)

(a)	Total purchase price includes the market value of debt assumed determined as of the acquisition date.

(b)	Preliminary allocation. Subject to revision.

(c)	We have a 50% ownership interest in the company that owns 50 St. James Limited in London, and we manage the facility. Other properties in the United Kingdom are 100% owned.

(d)	We have a 70% ownership interest in the company that owns Emerald Safari Resort, and we manage the facility.

(e)	Subsequently sold.

(f)	Closed due to hurricane damage in August 2005. Remaining assets sold.

(g)	We have an approximate 90% ownership interest in the company that owns Conrad Punta del Este, and we manage the property.

(h)	We have a 50% interest in the company that manages Casino Windsor. The province of Ontario owns the complex.

(i)	This acquisition was for certain intellectual property assets, including the rights to the Horseshoe brand in Nevada and to the World Series of Poker brand and tournament.

LONDON CLUBS.    In December 2006, we completed our acquisition of 100% of the ordinary shares of London Clubs for approximately $586.1 million, including acquisition costs, and assumed the entity’s debt of approximately $78.5 million. London Clubs operates seven casinos in the United Kingdom, two in Egypt and one in South Africa. London Clubs also has four additional casinos under development in the United Kingdom. The

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquisition of London Clubs puts Harrah’s Entertainment in a strong position to take advantage of the evolving regulatory framework in the United Kingdom, and the multi-national operational experience of London Club’s management enhances our international expansion opportunities.

The results for London Clubs are included in our operating results subsequent to its acquisition. With the initial acquisition of 29.6% of the shares of London Clubs in November 2006, we accounted for our ownership interest on the equity basis. For the period subsequent to the acquition of the remaining shares in December 2006, we consolidate their results. Results of London Clubs are consolidated into our financial results one month in arrears. London Club’s results were not material to our 2006 financial results.

The following table summarizes the values assigned to the assets acquired and liabilities assumed at the date of acquisition. For purposes of these financial statements, we have assigned values to the assets, including intangible assets, and liabilities of London Clubs equal to their historical net book values. The initial value of $150.3 million that has been assigned to intangible assets represents London Clubs’ costs for gaming licenses, which are not subject to amortization. We have assumed that the excess of the purchase price over the net book value of the assets acquired is goodwill. Values assigned to assets will be revised upon review of reports from third parties that we have engaged to perform valuation studies. The purchase price allocation will be completed within one year of the acquisition.

(In millions)
Current assets	$48.0
Land, buildings and equipment	134.6
Goodwill and other intangible assets	618.2

Total assets acquired	800.8

Current liabilities	55.8
Long-term debt	77.1
Other long-term liabilities	41.3
Deferred income tax	40.5

Liabilities assumed	214.7

Net assets acquired	$586.1

IMPERIAL PALACE HOTEL & CASINO.    On December 23, 2005, we acquired the assets of the Imperial Palace Hotel & Casino (“Imperial Palace”) in Las Vegas, Nevada, for approximately $373.3 million, including acquisition costs. No debt was assumed in the transaction. The Imperial Palace occupies an 18.5 acre site on the Las Vegas Strip that is situated between Harrah’s Las Vegas and the Flamingo and is across the Strip from Caesars Palace. This acquisition is one of a number of moves designed to strategically position the Company for development in Las Vegas. The results of Imperial Palace are included in our operating results subsequent to its acquisition on December 23, 2005.

The purchase price for Imperial Palace was completed in fourth quarter 2006, and there were no material changes from the initial purchase price allocation.

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

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In May 2005, Caesars reached an agreement to sell the Reno Hilton, and that sale closed in June 2006. Also included in the Caesars acquisition were the Flamingo Laughlin Casino and a hotel in Halifax, Nova Scotia, that we determined to classify as Assets held for sale in our Consolidated Balance Sheets, along with Reno Hilton. We sold the Halifax hotel in November 2005 and Flamingo Laughlin in May 2006. No gains or losses were recorded on these sales.

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

Of the estimated $1,230.7 million of acquired intangible assets, $200.0 million has been assigned to gaming rights that are not subject to amortization and $218.0 million has been assigned to trademarks that are not subject to amortization. The remaining intangible assets include customer relationships valued at $710.5 million (14-year

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

weighted-average useful life), contract rights valued at $57.3 million (7-year life), gaming rights of $20.0 million (20-year useful life) and trademarks of $29.0 million (5-year useful life). The weighted average useful life of all amortizing intangible assets related to the Caesars acquisition is approximately 13 years.

The goodwill related to the Caesars acquisition will not be deductible for tax purposes.

Pro Forma Results

The results of operations of the properties acquired in the Caesars acquisitions have been included in our consolidated financial statements since June 13, 2005. The following unaudited pro forma consolidated financial information has been prepared assuming that the following transactions had occurred at the beginning of 2005 and 2004:

•	our acquisition of Caesars;

•

Caesars’ sales of Atlantic City Hilton, Bally’s Tunica, Bally’s Casino New Orleans, Caesars Tahoe, Casino Nova Scotia-Halifax, Casino Nova Scotia-Sydney and its ownership and management interests in Caesars Gauteng;

•	our sale of Harrah’s East Chicago, Harrah’s Tunica, Flamingo Laughlin and Reno Hilton;

	Proforma for years ended December 31,
(In millions, except per share amounts)	2005	2004
Net revenues	$8,774.0	$8,446.8

Income from operations	$1,090.7	$1,446.6

Income from continuing operations	$285.4	$562.9

Net income	$166.1	$587.1

Earnings per share—diluted
Income from continuing operations	$1.56	$3.09

Net income	$0.91	$3.22

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

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to the Horseshoe brand in all of the United States. The results of the Horseshoe Gaming properties are included with our operating results subsequent to their acquisition on July 1, 2004.

LAS VEGAS HORSESHOE HOTEL AND CASINO.    In March 2004, we acquired certain intellectual property assets, including the rights to the Horseshoe and in Nevada and to the World Series of Poker brand and tournament, from Horseshoe Club. MTR Gaming Group, Inc. (“MTR Gaming”) acquired the assets of the Binion’s Horseshoe Hotel and Casino (“Las Vegas Horseshoe”) in Las Vegas, Nevada, including the right to use the name “Binion’s” at the property, from Horseshoe Club. We operated Las Vegas Horseshoe jointly with a subsidiary of MTR Gaming for one year, which ended March 10, 2005. Operating results for Las Vegas Horseshoe were consolidated with our results from April 1, 2004 until the operating agreement was terminated on March 10, 2005. Las Vegas Horseshoe’s results were not material to our operating results.

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

CHESTER DOWNS & MARINA.    In July 2004, after receiving Pennsylvania regulatory and certain local approvals, we acquired a 50 percent interest in Chester Downs & Marina, LLC (“CD&M”), an entity that owns Harrah’s Chester, a  5/8-mile harness racetrack and slots facility located approximately six miles south of Philadelphia International Airport. Harrah’s Chester opened for simulcasting and live harness racing on September 10, 2006, and the slot facility opened January 22, 2007. Harrah’s Entertainment is providing financing for the project and will manage the operations at Harrah’s Chester. We are consolidating CD&M in our financial statements.

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

In addition to these completed transactions, we have announced the following planned transaction.

BARBARY COAST.    In fourth quarter 2006, we entered into a definitive agreement to exchange certain real estate that we own on the Las Vegas Strip for the Barbary Coast property. The Barbary Coast is located at the northeast corner of Flamingo Road and Las Vegas Boulevard, between Bally’s Las Vegas and Flamingo Las Vegas. The Barbary Coast transaction closed February 27, 2007. With the closing of the Barbary Coast acquisition and other properties under acquisition agreements we will have a total of nearly 350 acres of land encompassing the area between Paris Las Vegas to the south, Harrah’s Las Vegas to the north, Koval Avenue to the east and the Rio to the west, and we will have essentially completed our land assemblage goals in Las Vegas.

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Hurricane Damaged Properties

Hurricanes Katrina and Rita hit the Gulf Coast in third quarter 2005 and caused significant damage to our assets in Biloxi and Gulfport, Mississippi, and New Orleans and Lake Charles, Louisiana. The current status of the impacted operations is as follows:

•	Our New Orleans property re-opened on February 17, 2006.

•

We sold the Gulfport assets in their “as is” condition during first quarter 2006. No gain or loss was recognized as a result of this disposition. We are retaining all insurance proceeds related to the Gulfport property.

•	Grand Casino Biloxi re-opened in August 2006 in a smaller facility.

•	We sold the two subsidiaries that owned our Lake Charles operations to another casino company in fourth quarter 2006. We are retaining all insurance proceeds related to the Lake Charles operations.

Insurance covers the repair or replacement of our assets that suffered loss or damage in the hurricanes. Our insurance policies also provide coverage for interruption to our business, including lost profits, and reimbursement for other expenses and costs we have incurred relating to the damages and losses suffered. We are working closely with our insurance carriers and claims adjusters to ascertain the full amount of insurance proceeds due to us as a result of the damages and losses. Due to our expectation that the costs incurred in the aftermath of the storm would be less than the anticipated business interruption insurance proceeds, post-storm costs are offset by the expected recovery. Except for one policy, insurance proceeds have exceeded the net book value of the impacted assets and costs and expenses that are expected to be reimbursed under our business interruption claims, and the excess is recorded as income in the line item, “Write-downs, reserves and recoveries,” for properties included in continuing operations and in the line item, “(Income/loss) from discontinued operations,” for the property included in discontinued operations. In 2006, we recorded in income $13.4 million of insurance proceeds that exceeded costs incurred and the carrying value of damaged assets.

We have written off property and inventories that were destroyed by the hurricanes and recorded receivables in anticipation of insurance proceeds that will reimburse us for those losses and for expenses that we expect to recover under our insurance programs. As of December 31, 2006, we had received approximately $570.7 million in advances from our insurance carriers related to the hurricane damaged properties and had net receivables of $2.5 million for which we believe collection is probable. The receivable balance is classified as current in our Consolidated Condensed Balance Sheet. Our insurance claims and recovery amounts are based on replacement costs and business interruption, including lost profits, and are unrelated to, and likely to be substantially larger than, the receivable recorded.

Note 4—Dispositions

The following properties were sold in the three-year period ended December 31, 2006.

HARRAH’S LAKE CHARLES.    In first quarter 2006, we determined that Harrah’s Lake Charles should be classified as assets held for sale and discontinued operations. These assets were classified in Assets held for sale in our Consolidated Balance Sheets, and we ceased depreciating these assets. Results for Harrah’s Lake Charles, until its sale in November 2006, are presented as discontinued operations in each of the years presented. We reported a pretax gain of approximately $10.9 million on this sale in fourth quarter 2006.

RENO HILTON.    Prior to our acquisition of Caesars, an agreement was reached to sell the Reno Hilton, and that sale closed in June 2006. Prior to its sale, Reno Hilton’s results are presented as discontinued operations. No depreciation was recorded subsequent to its acquisition, and no gain or loss was recorded on the sale.

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FLAMINGO LAUGHLIN.    Included in the Caesars acquisition was the Flamingo Laughlin Casino in Laughlin, Nevada, that we determined to classify as Assets/Liabilities held for sale in our 2005 Consolidated Balance Sheet. Operating results for Flamingo Laughlin are presented as discontinued operations from its acquisition until its sale in May 2006, and no depreciation was recorded. No gain or loss was recorded on this sale.

GRAND GULFPORT.    In March 2006, we sold the assets of Grand Casino Gulfport, which had been damaged in a hurricane in August 2005, in their “as is” condition (see Note 3), and those assets were included in Assets/Liabilities held for sale in our 2005 Consolidated Balance Sheet. Operating results for Grand Casino Gulfport are presented as discontinued operations until its sale. No gain or loss was recorded on this sale.

HALIFAX HOTEL.    Included in the Caesars acquisition was a hotel in Halifax, Nova Scotia, that we determined as of the acquisition date to classify as Assets/Liabilities held for sale in our Consolidated Balance Sheet, and its operating results were presented as part of our discontinued operations. The hotel was sold in November 2005. No gain or loss was recorded on the sale.

HARRAH’S EAST CHICAGO AND HARRAH’S TUNICA.    On April 26, 2005, we sold the assets and certain related liabilities of Harrah’s East Chicago and Harrah’s Tunica. Until their sale, Harrah’s East Chicago and Harrah’s Tunica were classified in Assets/Liabilities held for sale in our Consolidated Balance Sheets, and we ceased depreciating their assets in September 2004. Results for Harrah’s East Chicago and Harrah’s Tunica are presented as discontinued operations for all periods presented. We reported a pretax gain of approximately $119.6 million on the sale of these two properties in the second quarter of 2005.

SUMMARY FINANCIAL INFORMATION

Summary operating results for the discontinued operations reflect the results of Harrah’s Lake Charles through the date of its sale in November 2006, including the gain on the sale; the operating results of Reno Hilton, Flamingo Laughlin, Grand Casino Gulfport and a hotel in Halifax, Nova Scotia beginning June 13, 2005 through the dates of their sales in June 2006, May 2006, March 2006 and November 2005, respectively; and Harrah’s East Chicago and Harrah’s Tunica through the date of their sale in April 2005, including the gain on the sale. 2005 results for Grand Casino Gulfport and Harrah’s Lake Charles include the write-off of $115.5 million, after taxes, for the impairment of intangible assets.

(In millions)	2006	2005	2004
Net revenues	$106.8	$401.1	$531.2

Pretax income from discontinued operations	$16.4	$16.6	$72.4

Discontinued operations, net of tax	$11.9	$(79.9)	$48.4

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets held for sale at December 31, 2006, primarily consists of real estate intended for exchange in our acquisition of the Barbary Coast property. Assets held for sale and liabilities related to assets held for sale of Harrah’s Lake Charles, Reno Hilton, Flamingo Laughlin and Grand Casino Gulfport at December 31, 2005 are as follows:

(In millions)	2005
Cash and cash equivalents	$20.9
Receivables, net	2.3
Inventories	2.3
Prepayments and other	1.6
Property and equipment, net	405.7
Deferred costs and other	1.4

Total assets held for sale	$434.2

Accounts payable	$1.2
Accrued expenses	10.3
Deferred credits and other	0.1

Total liabilities related to assets held for sale	$11.6

Note 5—Goodwill and Other Intangible Assets

We account for our goodwill and other intangible assets in accordance with SFAS No. 142, which provides guidance regarding the recognition and measurement of intangible assets, eliminates the amortization of certain intangibles and requires assessments for impairment of intangible assets that are not subject to amortization at least annually.

We determine the fair value of a reporting unit as a function, or multiple, of earnings before interest, taxes, depreciation and amortization (“EBITDA”), a common measure used to value and buy or sell cash intensive businesses such as casinos. Based on our annual assessment for impairment as of September 30, 2006, we determined that, based on historical and projected performance, intangible assets at Harrah’s Louisiana Downs had been impaired, and we recorded an impairment charge of $20.7 million in fourth quarter 2006. At December 31, 2006, Harrah’s Louisiana Downs had $27.3 million of intangible assets that were not deemed to be impaired. The property’s tangible assets were assessed for impairment applying the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and our analysis indicated that the carrying value of the tangible assets was not impaired.

Our annual assessment for impairment as of September 30, 2005, indicated that the entire $49.9 million of goodwill associated with Harrah’s Louisiana Downs was impaired, and a charge was recorded in fourth quarter 2005. Due to hurricane damage to our business in Biloxi, Mississippi, in the fourth quarter of 2005, we also wrote off $88.7 million of goodwill and intangible assets that were assigned to that property in our purchase price allocation of the Caesars acquisition. These charges are included Write-downs, reserves and recoveries in our 2005 Consolidated Statement of Income.

Our 2005 assessment for impairment also indicated that certain goodwill and intangible assets related to properties reported as part of our Discontinued operations were impaired. These charges related to goodwill acquired in our 2000 acquisition of a property in Lake Charles, Louisiana, and to our 2005 acquisition of a

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

property in Gulfport, Mississippi, which was severely damaged by Hurricane Katrina in August 2005. Since our acquisition of the Lake Charles property, competition had intensified in the market and the operating performance was declining. As a result of the operating trends, compounded by the impact of hurricane damage in September 2005, calculations indicated that the entire $56.1 million of goodwill was impaired. This property had no other intangible assets. All of the goodwill and intangible assets related to Grand Casino Gulfport were deemed to be impaired, and a charge of $93.2 million was taken in fourth quarter 2005. Since Harrah’s Lake Charles and Grand Casino Gulfport are reported in our Discontinued operations, the write-off of goodwill and intangible assets for those properties of $115.5 million, after taxes, is included in Discontinued operations.

Our annual assessment for impairment as of September 30, 2004, indicated that goodwill and intangible assets with indefinite lives were not impaired.

The following table sets forth changes in goodwill for the years ended December 31, 2005, and December 31, 2006.

(In millions)
Balance at December 31, 2004	$1,298.6
Additions or adjustments:
Acquisition of Caesars	1,961.7
Finalization of purchase price allocation for Horseshoe Gaming	18.5
Additional payment related to Bluffs Run	7.9
Adjustments for taxes related to acquisitions	(2.7)
Impairment losses	(148.5)

Balance at December 31, 2005	3,135.5
Additions or adjustments:
Acquisition of London Clubs	467.9
Finalization of purchase price allocation for Caesars	83.5
Adjustments for taxes related to acquisitions	2.5

Balance at December 31, 2006	$3,689.4

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets.

	December 31, 2006			December 31, 2005
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Trademarks	$31.0	$9.6	$21.4	$29.0	$3.1	$25.9
Gaming rights	37.4	2.0	35.4	20.0	0.5	19.5
Contract rights	131.7	36.6	95.1	130.9	21.8	109.1
Customer relationships	654.2	93.0	561.2	739.2	44.9	694.3

	$854.3	$141.2	713.1	$919.1	$70.3	848.8

Nonamortizing intangible assets:
Trademarks			570.2			491.1
Gaming rights			761.2			678.0

			1,331.4			1,169.1

Total			$2,044.5			$2,017.9

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate amortization expense for the years ended December 31, 2006, 2005 and 2004 for those assets that continue to be amortized under provisions of SFAS No. 142 was $70.7 million, $49.9 million and $9.5 million, respectively. Estimated annual amortization expense for those assets for the years ending December 31, 2007, 2008, 2009, 2010 and 2011 is $71.3 million, $69.7 million, $68.2 million, $61.1 million, and $55.5 million, respectively. The amount of amortization to be recorded in future periods is subject to change as the purchase price allocations are refined and finalized.

Note 6—Stockholders’ Equity

In addition to its common stock, Harrah’s Entertainment has the following classes of stock authorized but unissued:

Preferred stock, $100 par value, 150,000 shares authorized

Special stock, $1.125 par value, 5,000,000 shares authorized—

    Series A Special Stock, 4,000,000 shares designated

Our Board of Directors had authorized the purchase of up to 3.5 million shares of common stock in the open market and negotiated purchases through the end of 2006. No shares were purchased in 2006 or 2005; however, 1.0 million shares were purchased in 2004 at an average price of $53.37 per share under previously approved equity repurchase programs. The purchases were funded through available operating cash flows and borrowings from our established debt programs. The authorization to repurchase shares of our common stock has expired.

Under the terms of our equity incentive award programs, we have reserved shares of Harrah’s Entertainment common stock for issuance under the Amended and Restated 2004 Equity Incentive Award Plan and the 2001 Broad-based Incentive Plan. (See Note 15 for a description of the plans.) The 2004 Equity Incentive Award Plan is an equity compensation plan approved by our stockholders and the 2001 Broad-based Incentive Plan is an equity compensation plan not approved by our stockholders. As of December 31, 2006, 8,505,554 shares were authorized and unissued under the 2004 Equity Incentive Award Plan and 8,584 shares were authorized and unissued under the 2001 Broad-based Incentive Plan. No additional shares will be authorized under the 2001 Broad-based Incentive Plan.

In connection with the Caesars acquisition, we assumed various equity award plans of Caesars; however, amendments to those plans provide that no further shares will be issued under the plans.

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

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents quarterly cash dividends per common share that were declared and paid in 2006, 2005 and 2004:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006	$0.3625	$0.3625	$0.40	$0.40
2005	0.33	0.33	0.3625	0.3625
2004	0.30	0.30	0.33	0.33

Note 7—Detail of Certain Balance Sheet Accounts

Accrued expenses consisted of the following as of December 31:

(In millions)	2006	2005
Payroll and other compensation	$312.3	$275.1
Insurance claims and reserves	193.8	198.3
Accrued interest payable	145.3	153.1
Accrued taxes	128.8	114.2
Other accruals	544.6	485.5

	$1,324.8	$1,226.2

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Debt

Long-term debt consisted of the following as of December 31:

(In millions)	2006	2005
Credit facilities
5.825%–7.25% at December 31, 2006, maturities to 2011	$4,307.0	$2,681.0
Secured Debt
6.0%, maturity 2010	25.0	25.0
7.1%, maturity 2028	89.3	90.9
LIBOR plus 1%–2.75%, maturity 2011	67.0	—
S. African prime less 1.5%, maturity 2009	11.4	—
4.25%–10.125%, maturities to 2035	6.8	3.2
Unsecured Senior Notes
8.5%, maturity 2006*	—	413.3
7.125%, maturity 2007	497.8	494.4
Floating Rate Notes, maturity 2008	250.0	250.0
7.5%, maturity 2009*	136.2	499.3
7.5%, maturity 2009	452.4	461.9
5.5%, maturity 2010	746.0	745.0
8.0%, maturity 2011	71.7	497.0
5.375%, maturity 2013	497.4	497.1
7.0%, maturity 2013*	328.4	332.2
5.625%, maturity 2015	995.9	995.5
6.5%, maturity 2016	743.8	—
5.75%, maturity 2017	745.5	745.2
Floating Rate Contingent Convertible Senior Notes, maturity 2024*	367.8	364.8
Unsecured Senior Subordinated Notes
9.375%, maturity 2007*	499.2	524.5
8.875%, maturity 2008*	423.3	436.3
7.875%, maturity 2010*	403.4	411.5
8.125%, maturity 2011*	388.2	395.7
Other Unsecured Borrowings
Commercial Paper, maturities to 2007	—	140.9
LIBOR plus 4.5%, maturity 2010	33.9	38.6
Other, various maturities	1.6	2.1
Capitalized Lease Obligations
5.77%–11.5%, maturities to 2011	0.9	0.4

	12,089.9	11,045.8
Current portion of long-term debt	(451.2)	(7.0)

	$11,638.7	$11,038.8

*	Assumed in our acquisition of Caesars

We recorded the debt assumed in the Caesars acquisition at its market value, which, at June 13, 2005, was $3,842.2 million, including interest rate swap agreements, which are discussed below. The premium recorded is being amortized as a credit to interest expense using the effective interest method. The debt was assumed by Harrah’s Operating Company, Inc. (“HOC”), a wholly-owned subsidiary of Harrah’s Entertainment, and is guaranteed by Harrah’s Entertainment.

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$500.0 million, face amount, of our 7.125% Senior Notes are due in June 2007, and $496.7 million, face amount, of our 9.375% Senior Subordinated Notes are due in February 2007. $552.0 million of these notes are classified as long-term in our Consolidated Balance Sheet as of December 31, 2006, because the Company has both the intent and the ability to refinance that portion of these notes.

As of December 31, 2006, aggregate annual principal maturities for the four years subsequent to 2007 were: 2008, $674.8 million; 2009, $980.9 million; 2010, $1.2 billion; and 2011, $4.7 billion.

CREDIT AGREEMENT.     As of December 31, 2006, our credit facility (the “Credit Agreement”) provides for up to $5.0 billion in borrowings, maturing on April 25, 2011. In third quarter 2006, the Credit Agreement was amended to increase the borrowing capacity from $4.0 billion to $5.0 billion. Interest on the Credit Agreement is based on our debt ratings and leverage ratio and is subject to change. As of December 31, 2006, the Credit Agreement bore interest based upon 47.5 basis points over LIBOR and bore a facility fee for borrowed and unborrowed amounts of 15 basis points, a combined 62.5 basis points. At our option, we may borrow at the prime rate under the Credit Agreement. As of December 31, 2006, $4.3 billion in borrowings was outstanding under the Credit Agreement with an additional $0.1 billion committed to back letters of credit. After consideration of these borrowings, $0.6 billion of additional borrowing capacity was available to the Company as of December 31, 2006.

In February 2007, we entered into an Additional Credit Agreement that provides for a term loan of $1.125 billion and revolving advances of $1.125 billion, totaling an aggregate principal amount of $2.25 billion, maturing on February 14, 2010. The additional credit facilities will provide funds to cover debt service requirements and other working capital until the merger is complete. The Credit Agreement remains in effect and is not affected by the Additional Credit Agreement.

CONTINGENT CONVERTIBLE SENIOR NOTES.    Included in the debt assumed in the Caesars acquisition is $375 million Floating Rate Contingent Convertible Senior Notes due 2024. The notes bear interest at an annual rate equal to the three month LIBOR, adjusted quarterly. The interest rate on these notes was 5.4% at December 31, 2006, and 4.2% at December 31, 2005. The notes are convertible into cash and shares of common stock in the following circumstances:

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

The notes are expected to be convertible after first quarter 2007.

Holders may convert any outstanding notes into cash and shares of the Company’s common stock at a conversion price per share of $66.47 (the “Conversion Price”) at December 31, 2006. This represents a

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

conversion rate of approximately 15.0444 shares of common stock per $1,000 principal amount of notes (the “Conversion Rate”). Subject to certain exceptions described in the indenture covering these notes, at the time the notes are tendered for conversion the value (the “Conversion Value”) of the cash and shares of the Company’s common stock, if any, to be received by a holder converting $1,000 principal amount of the notes will be determined by multiplying the Conversion Rate by the “Ten Day Average Closing Stock Price,” which equals the average of the closing per share prices of the Company’s common stock on the New York Stock Exchange on the ten consecutive trading days beginning on the second trading day following the day the notes are submitted for conversion. The Conversion Value will be delivered to holders as follows: (1) an amount in cash (the “Principal Return”) equal to the lesser of (a) the aggregate Conversion Value of the notes to be converted and (b) the aggregate principal amount of the notes to be converted, and (2) if the aggregate Conversion Value of the notes to be converted is greater than the Principal Return, any amount in shares (the “Net Shares”) equal to the aggregate Conversion Value less the Principal Return (the “Net Share Amount”). The Company will pay the Principal Return and deliver the Net Shares, if any, as promptly as practicable after determination of the Net Share Amount. The number of Net Shares to be paid will be determined by dividing the Net Share Amount by the Ten Day Average Closing Stock Price.

The Conversion Price decreases when cash dividends are declared so that the Conversion Price equals the price determined by multiplying the Conversion Price in effect immediately prior to the record date for such dividend by a fraction, (i) the numerator of which is the average of the pre-dividend sale price, as defined in the agreement, minus the amount of the cash dividend, and (ii) the denominator of which is the pre-dividend sale price. As a result of the 2006 quarterly cash dividends, the Conversion Price was adjusted from $67.92 at December 31, 2005, to $66.47 at December 31, 2006.

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

Upon consummation of the pending sale of the Company and for a period of 15 days thereafter, the holders of our notes will have the right to convert the notes into the merger consideration. Each $1,000 note would be divided by the then current conversion rate and the holder would receive the merger consideration for each share on an as-converted basis. In addition, the merger would be deemed a change in control under the indenture governing the notes. Upon any change of control, we must make an offer to repurchase any outstanding notes within 30 days of the closing of the merger at a price equal to 100% of the principal amount plus accrued interest. To the extent the notes are not converted into the merger consideration or repurchased by us, they will be assumed by the buyers pursuant to a supplemental indenture.

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

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2006, we have one interest rate swap agreement for a notional amount of $200 million. The difference to be paid or received under the terms of the interest rate swap agreement is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreement will have a corresponding effect on future cash flows. The major terms of the interest rate swap are as follows:

Effective Date	Type of Hedge	Fixed Rate Received	Variable Rate Paid as of Dec. 31, 2006	Notional Amount	Maturity Date
Jan. 30, 2004	Fair Value	7.125%	9.577%	$200	June 1, 2007

Interest rate swaps increased our 2006 and 2005 interest expense by $7.2 million and $6.1 million, respectively. The income statement impact for 2006 includes the charge taken in first quarter to terminate $300 million of interest rate swaps discussed above.

The Company’s remaining interest rate swap qualifies for the “shortcut” method allowed under SFAS No. 133, which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instrument.

COMMERCIAL PAPER.    To provide the Company with cost-effective borrowing flexibility, we have a $200 million commercial paper program that is used to borrow funds for general corporate purposes. Although the debt instruments are short-term in tenor, any funds that we borrow under this program are classified as long-term debt because the commercial paper is backed by our Credit Agreement and we have committed to keep available capacity under our Credit Agreement in an amount equal to or greater than amounts borrowed under this program. At December 31, 2006, no borrowings were outstanding under this program.

SHELF REGISTRATION.    To provide for additional financing flexibility, Harrah’s Entertainment, in connection with its wholly-owned subsidiary, HOC, filed a shelf registration statement with the Securities and Exchange Commission in April 2006 for a variety of securities, including Harrah’s Entertainment’s common stock or HOC debt securities. The issue price of Harrah’s Entertainment common stock or the terms and conditions of HOC debt securities, which may be guaranteed by Harrah’s Entertainment, will be determined by market conditions at the time of issuance. The shelf registration statement is available until April 2009. The 6.5% Senior Notes due in 2016 were issued pursuant to our shelf registration.

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ISSUANCE OF NEW DEBT.     In addition to our credit agreements, we have issued debt and entered into credit agreements to provide the Company with cost-effective borrowing flexibility and to replace short-term, floating-rate debt with long-term, fixed-rate debt. The table below summarizes the face value of debt obligations entered into during the last three years and outstanding at December 31, 2006.

Debt	Issued	Matures	Face Value Outstanding at December 31, 2006
			(In millions)
6.5% Senior Notes	June 2006	2016	$750.0
5.75% Senior Notes	September 2005	2017	750.0
5.625% Senior Notes	September 2005	2015	250.0
5.625% Senior Notes	May 2005	2015	750.0
Senior Floating Rate Notes	February 2005	2008	250.0
5.5% Senior Notes	June 2004	2010	750.0

EXTINGUISHMENTS OF DEBT.    Funds from the new debt discussed above, as well as proceeds from our Credit Agreement, were used to retire certain of our outstanding debt, in particular those debt obligations assumed in certain of our acquisition transactions, to reduce our effective interest rate and/or lengthen maturities. The following table summarizes the debt obligations, in addition to our previous credit and letter of credit facilities that we have retired during the three years ended December 31, 2006.

Issuer	Date Retired	Debt Extinguished	Face Value Retired
			(In millions)
Caesars	November 2006	Senior Notes due 2006	$400.0
Harrah’s Operating	June 2006	Senior Notes due 2009	363.7
Harrah’s Operating	June 2006	Senior Notes due 2011	428.0
Caesars	May 2006	Senior Subordinated Notes due 2007	3.3
Harrah’s Operating	December 2005	Senior Subordinated Notes due 2005	300.0
Harrah’s Operating	November 2005	Senior Subordinated Notes due 2005	232.2
Caesars	November 2005	Senior Subordinated Notes due 2005	400.0
Harrah’s Operating	February 2005	Senior Subordinated Notes due 2005	58.3
Horseshoe Gaming	August 2004	Senior Subordinated Notes due 2009	534.1

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

Charges of $62.0 million in 2006 and $3.3 million in 2005, representing premiums paid and write-offs of unamortized deferred financing costs and market value premiums associated with the early retirement of debt were recorded. These charges are included in Income from continuing operations in our Consolidated Statements of Income.

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PARENT COMPANY GUARANTEE OF SUBSIDIARY DEBT.    HOC, a 100% owned subsidiary and the principal asset of Harrah’s Entertainment, is the issuer of certain debt securities that have been guaranteed by Harrah’s Entertainment. Due to the comparability of HOC’s consolidated financial information with that of Harrah’s Entertainment, separate financial statements and other disclosures regarding HOC have not been presented. Management has determined that such information is not material to holders of HOC’s debt securities. Harrah’s Entertainment has no independent assets or operations, its guarantee of HOC’s debt securities is full and unconditional and its only other subsidiaries are minor. There are no significant restrictions on Harrah’s Entertainment’s ability to obtain funds from its subsidiaries by dividends or loans. In addition, the amount of consolidated retained earnings representing undistributed earnings of 50-percent-or-less owned persons accounted for under the equity method is less than 0.5 percent and there are no significant restrictions on the payment of dividends by the Company.

FAIR MARKET VALUE.    Based on the borrowing rates available as of December 31, 2006, for debt with similar terms and maturities and market quotes of our publicly traded debt, the fair value of our long-term debt at December 31 was as follows:

(In millions)	2006		2005
	Carrying Value	Market Value	Carrying Value	Market Value
Outstanding debt	$12,089.9	$11,876.4	$11,045.8	$11,388.6
Interest rate swaps (used for hedging purposes)	2.0	2.0	5.0	5.0

Note 9—Leases

We lease both real estate and equipment used in our operations and classify those leases as either operating or capital leases following the provisions of SFAS No. 13, “Accounting for Leases.” At December 31, 2006, the remaining lives of our operating leases ranged from one to 86 years, with various automatic extensions totaling up to 87 years.

Rental expense associated with operating leases for continuing operations is charged to expense in the year incurred and was included in the Consolidated Statements of Income as follows:

(In millions)	2006	2005	2004
Noncancelable
Minimum	$70.0	$57.1	$37.8
Contingent	3.0	3.5	2.9
Sublease	(0.2)	(0.2)	(0.1)
Other	35.7	26.9	26.7

	$108.5	$87.3	$67.3

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our future minimum rental commitments as of December 31, 2006, were as follows:

(In millions)	Noncancelable Operating Leases
2007	$86.9
2008	73.5
2009	64.1
2010	59.2
2011	57.1
Thereafter	2,319.7

Total minimum lease payments	$2,660.5

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

(In millions)	2006	2005	2004
Impairment of goodwill and other intangible assets	$20.7	$138.6	$—
Litigation awards and settlements	32.5	2.6	3.5
Impairment of investment securities	23.6	—	—
Demolition costs	11.4	6.0	5.8
Other	5.3	13.0	(9.7)
Insurance proceeds in excess of deferred costs	(10.2)	—	—
Hurricane expense	—	24.5	—
Contribution to The Harrah’s Foundation	—	10.0	10.0

	$83.3	$194.7	$9.6

See Note 5 for a discussion of the charges for impairment of goodwill and other intangible assets.

Litigation awards and settlements for 2006 represents an accrual for damages awarded.

Impairment to investment securities resulted from an assessment of certain bonds classified as held-to-maturity and the determination that they were highly uncollectible.

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

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 11—Income Taxes

Our federal and state income tax provision/(benefit) allocable to our Consolidated Statements of Income and our Consolidated Balance Sheets line items was as follows:

(In millions)	2006	2005	2004
Income from continuing operations before income taxes and minority interests	$295.6	$225.9	$185.1
Discontinued operations	4.5	96.5	24.0
Stockholders’ equity
Unrealized gain/(loss) on available-for-sale securities	—	—	—
Unrealized gain/(loss) on derivatives qualifying as cash flow hedges	0.3	(3.2)	0.4
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(23.0)	(29.9)	(26.8)

	$277.4	$289.3	$182.7

Income tax expense attributable to Income from continuing operations before income taxes and minority interests consisted of the following:

(In millions)	2006	2005	2004
United States
Current
Federal	$245.0	$189.3	$95.1
State	28.9	33.7	12.4
Deferred	13.7	(0.7)	75.9
Other countries
Current	7.2	6.4	—
Deferred	0.8	(2.8)	1.7

	$295.6	$225.9	$185.1

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The differences between the statutory federal income tax rate and the effective tax rate expressed as a percentage of Income from continuing operations before income taxes and minority interests were as follows:

	2006	2005	2004
Statutory tax rate	35.0%	35.0%	35.0%
Increases/(decreases) in tax resulting from:
State taxes, net of federal tax benefit	2.1	3.6	1.9
Foreign income taxes, net of credit	0.6	0.5	—
Goodwill amortization	—	6.2	—
Tax credits	(0.7)	(2.1)	(0.4)
Political contributions/lobbying expenses	1.0	0.3	0.3
Officers’ life insurance/insurance proceeds	(0.6)	(0.6)	(0.9)
Merger and acquisition costs	0.4	—	—
Meals and entertainment	0.1	0.1	0.1
Minority interests in partnership earnings	(0.6)	(0.8)	(0.6)
Reduction of income tax reserve	(1.5)	—	—
Other	(0.4)	(1.4)	0.7

Effective tax rate	35.4%	40.8%	36.1%

In the fourth quarter of 2006, we resolved various tax matters and settled certain audits for various tax years and jurisdictions, resulting in a reduction of our tax reserves in the amount of $21.2 million. Of that amount, $8.4 million was recorded as a reduction to goodwill, and the remaining $12.8 million was recorded as a reduction to income tax expense attributible to income from continuing operations.

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of our net deferred tax balance included in our Consolidated Balance Sheets at December 31 were as follows:

(In millions)	2006	2005
Deferred tax assets
Compensation programs	$159.2	$108.5
Bad debt reserve	59.8	46.0
Self-insurance reserves	40.0	33.0
Deferred income	1.0	6.0
Debt costs	13.6	50.4
Foreign tax credit on foreign earnings	27.6	32.1
Valuation allowance on foreign tax credit	(23.0)	(29.7)
State and foreign net operating losses	74.0	52.5
Other	73.7	102.4
Valuation allowance on net operating losses and other deferred foreign and state tax assets	(79.3)	(64.4)

	346.6	336.8

Deferred tax liabilities
Property	(1,502.2)	(1,383.8)
Management and other contracts	(29.8)	(33.4)
Intangibles	(495.5)	(503.0)
Investments in nonconsolidated affiliates	(30.0)	(14.7)
Undistributed foreign earnings	(4.8)	(2.2)
Project opening costs and prepaid expenses	(37.6)	(27.3)

	(2,099.9)	(1,964.4)

Net deferred tax liability	$(1,753.3)	$(1,627.6)

The company anticipates that state net operating losses (“NOLs”) valued at $3.4 million (subject to a full valuation allowance) will expire in 2007. The remaining state NOLs valued at $64.0 million (subject to a full valuation allowance) will expire between 2008 and 2021. Foreign NOLs valued at $6.6 million (subject to a full valuation allowance) have an indefinite carryforward period. In the event the valuation allowance of $79.3 million for 2006 is ultimately unnecessary, $30.3 million of this total would be treated as a reduction to goodwill while the remaining $49.0 million would reduce tax expense. Included in deferred tax expense above is the utilization of state NOLs in the amount of $1.1 million.

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Supplemental Cash Flow Information

The increase in Cash and cash equivalents due to the changes in long-term and working capital accounts was as follows:

(In millions)	2006	2005	2004
Long-term accounts
Deferred costs and other	$(28.1)	$(26.9)	$(41.8)
Deferred credits and other	(7.3)	(53.6)	(7.5)

Net change in long-term accounts	$(35.4)	$(80.5)	$(49.3)

Working capital accounts
Receivables	$(119.0)	$(77.3)	$(14.8)
Inventories	(0.8)	3.8	0.4
Prepayments and other	7.5	(10.8)	6.2
Accounts payable	78.3	56.8	11.0
Accrued expenses	20.4	(169.2)	29.5

Net change in working capital accounts	$(13.6)	$(196.7)	$32.3

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR INTEREST AND TAXES.    The following table reconciles our Interest expense, net of interest capitalized, as reported in the Consolidated Statements of Income, to cash paid for interest.

(In millions)	2006	2005	2004
Interest expense, net of interest capitalized	$670.5	$479.6	$269.3
Adjustments to reconcile to cash paid for interest
Net change in accruals	(4.2)	(94.1)	(28.3)
Amortization of deferred finance charges	(8.4)	(9.6)	(7.4)
Net amortization of discounts and premiums	71.0	43.2	(1.7)

Cash paid for interest, net of amount capitalized	$728.9	$419.1	$231.9

Cash payments for income taxes, net of refunds	$238.8	$585.7	$116.6

Note 13—Commitments and Contingencies

CONTRACTUAL COMMITMENTS.    We continue to pursue additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties, guarantees by Harrah’s Entertainment of third-party debt and development completion guarantees.

We may guarantee all or part of the debt incurred by Indian tribes, with which we have entered into a management contract, to fund development of casinos on the Indian lands. For all existing guarantees of Indian debt, we have obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, that the value of such property would satisfy our obligations in the event these guarantees were enforced. Additionally, we have received limited waivers from the Indian tribes of their sovereign immunity to allow us to pursue our rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken. The aggregate outstanding balance as of December 31, 2006, of Indian debt that we have guaranteed was $185.9 million. We have no other outstanding

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

debt guarantees. Our maximum obligation under all of our debt guarantees is $210.4 million. Our obligations under these debt guarantees extend through April 2009.

Some of our guarantees of the debt for casinos on Indian lands have been modified since January 1, 2003, triggering the requirements under Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to recognize a liability for the estimated fair value of those guarantees. Liabilities, representing the fair value of our guarantees, and corresponding assets, representing the portion of our management fee receivable attributable to our agreements to provide the related guarantees, were recorded and are being amortized over the lives of the related agreements. We estimate the fair value of the obligation by considering what premium would have been required by us or by an unrelated party. The amounts recognized represent the present value of the premium in interest rates and fees that would have been charged to the tribes if we had not provided the guarantees. The balance of the liability for the guarantees and of the related assets at December 31, 2006 and 2005, was $2.7 million and $4.1 million, respectively.

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

The agreements under which we manage casinos on Indian lands contain provisions required by law which provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled payments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations of the Indian-owned properties to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. As of December 31, 2006, the aggregate monthly commitment for the minimum guaranteed payments pursuant to these contracts, which extend for periods of up to 59 months from December 31, 2006, is $1.2 million. The maximum exposure for the minimum guaranteed payments to the tribes is unlikely to exceed $67.3 million as of December 31, 2006.

In addition to the guarantees discussed above, as of December 31, 2006, we had commitments and contingencies of $1,586.1 million, consisting primarily of construction-related commitments.

SEVERANCE AGREEMENTS.    As of December 31, 2006, the Company has severance agreements with 29 of its senior executives, which provide for payments to the executives in the event of their termination after a change in control, as defined. These agreements provide, among other things, for a compensation payment of 1.5 to 3.0 times the executive’s average annual compensation, as defined, as well as for accelerated payment or accelerated vesting of any compensation or awards payable to the executive under any of Harrah’s Entertainment’s incentive plans. The estimated amount, computed as of December 31, 2006, that would be payable under the agreements to these executives based on the compensation payments and stock awards aggregated approximately $223.8 million. The estimated amount that would be payable to these executives does not include an estimate for the tax gross-up payment, provided for in the agreements, that would be payable to the executive if the executive becomes entitled to severance payments which are subject to a federal excise tax imposed on the executive.

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In April 2000, the Saint Regis Mohawk Tribe (the “Tribe”) granted Caesars the exclusive rights to develop a casino project in the State of New York. On April 26, 2000, certain individual members of the Tribe purported to commence a class action proceeding in a “Tribal Court” in Hogansburg, New York, against Caesars seeking to nullify Caesars’ agreement with the Tribe. On March 20, 2001, the “Tribal Court” purported to render a default judgment against Caesars in the amount of $1.787 billion. Prior to our acquisition of Caesars in June 2005, it was believed that this matter was settled pending execution of final documents and mutual releases. However, these documents were never executed. The Company believes this matter to be without merit and will vigorously contest any attempt to enforce the judgment.

Additionally, we are subject to the following litigation matters that relate to the pending sale of the Company.

Delaware Lawsuits

On October 5, 2006, Henoch Kaiman and Joseph Weiss filed a purported class action complaint in the Delaware Court of Chancery, Civil Action No. 2453-N, against Harrah’s Entertainment, our board of directors, Apollo and TPG, challenging the proposed transaction as inadequate and unfair to Harrah’s Entertainment’s public stockholders. Two similar putative class actions were subsequently filed in the Delaware Court of Chancery: Phillips v. Loveman, et al., Civil Action No. 2456-N; and Momentum Partners v. Atwood, et al., Civil Action No. 2455-N. On October 19, 2006, the Delaware Court of Chancery consolidated the three Delaware cases under the heading In Re Harrah’s Entertainment, Inc. Shareholder Litigation.

On December 22, 2006, Delaware plaintiffs’ counsel filed an amended and consolidated class action complaint against Harrah’s Entertainment, our directors, TPG and Apollo, and adding as defendants Apollo Management V, L.P., Parent and Merger Sub. The consolidated complaint alleges that Harrah’s Entertainment’s board of directors breached their fiduciary duties and that Apollo and TPG aided and abetted the alleged breaches of fiduciary duty in entering into the merger agreement. The consolidated complaint seeks, among other relief, class certification of the lawsuit, an injunction against the proposed transaction, compensatory and/or rescissory damages to the class, and an award of attorneys’ fees and expenses to plaintiffs. On February 14, 2007, defendants began to produce documents in response to plaintiff’s initial discovery request. We intend to defend these actions vigorously.

Initial Nevada Lawsuits

On October 3, 2006, Natalie Gordon filed a putative class action lawsuit in the state district court in Clark County, Nevada, Case No. A529183, against Harrah’s Entertainment, our board of directors, TPG and Apollo, challenging the proposed transaction as inadequate and unfair to Harrah’s Entertainment’s public stockholders. Eight similar putative class actions were subsequently filed in the Clark County district court: Phillips v. Harrah’s Entertainment, Inc., et al., Case No. A529184; Murphy v. Harrah’s Entertainment, Inc., et al., Case No. A529246; Shapiro v. Alexander, et al., Case No. A529247; Barnum v. Alexander, et al., Case No. A529277; Iron Workers Tennessee Valley Pension Fund v. Harrah’s Entertainment, Inc., et al., Case No. A529449; Staehr v.

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Harrah’s Entertainment, Inc., et al., Case No. A529385; Berliner v. Harrah’s Entertainment, Inc., et al., Case No. A529508; and Frechter v. Harrah’s Entertainment, Inc., et al., Case No. A529680. All of the complaints name Harrah’s Entertainment and our current directors as defendants. Four of the complaints also name Apollo and TPG as defendants. One complaint further names two former directors of Harrah’s Entertainment, Joe M. Henson and William Barron Hilton, as defendants. On October 6, 2006, the Clark County district court consolidated these complaints under the heading In Re Harrah’s Shareholder Litigation and appointed liaison counsel for the consolidated action.

On October 17, 2006, a consolidated class action complaint was filed naming Harrah’s Entertainment, our current board of directors, TPG and Apollo as defendants. The consolidated complaint alleges that Harrah’s Entertainment’s board of directors breached their fiduciary duties and Apollo and TPG aided and abetted the alleged breaches of fiduciary duty in connection with the proposed transaction. The consolidated complaint seeks, among other relief, class certification of the lawsuit, an injunction against the proposed transaction, declaratory relief, compensatory and/or rescissory damages to the class, and an award of attorneys’ fees and expenses to plaintiffs.

On October 25, 2006, Harrah’s Entertainment removed the consolidated action to the United States District Court for the District of Nevada as In Re Harrah’s Shareholder Litigation, Case 2:06-CV-01356, pursuant to the Securities Litigation Uniform Standards Act (“SLUSA”). On November 27, 2006, plaintiffs Gordon, Phillips, Murphy, Shapiro and Barnum filed a motion for remand. Also on that date, plaintiff Iron Workers Tennessee Valley Pension Fund filed a separate motion for remand. On December 5, 2006, plaintiff Frechter joined Iron Workers’ motion for remand. On January 5, 2007, the plaintiff in Iron Workers filed notice of its intention to voluntarily dismiss its action. On that same date, plaintiffs Gordon, Phillips, Murphy, Shapiro and Barnum filed a notice of withdrawal of their motion for remand. The court approved these notices on January 9, 2007. On January 23, 2007, defendants moved to dismiss the remaining actions pursuant to SLUSA. On February 5, 2007, plaintiffs Gordon, Phillips, Murphy, Shapiro and Barnum filed a First Amended Consolidated Class Action Complaint, adding a claim that the Company’s December 2006 14A filings with the SEC in connection with the merger were false and misleading. Accordingly, eight consolidated cases currently remain in the United States District Court for the District of Nevada. On February 12, 2007, the court denied the Frechter motion for remand under SLUSA. On February 23, 2007, the defendants filed a reply brief renewing their request that the court dismiss the actions in their entirety. Defendants believe that the actions are without merit.

Subsequent Nevada Lawsuits

On November 22, 2006, two putative class action lawsuits were filed in the state district court in Clark County, Nevada against Harrah’s Entertainment and our board of directors: Eisenstein v. Harrah’s Entertainment, Inc., et al., Case No. A531963; and NECA-IBEW Pension Fund v. Harrah’s Entertainment, Inc., et al., Case No. A531965. Both complaints allege that Harrah’s Entertainment’s board of directors breached their fiduciary duties in connection with the proposed transaction. The complaints seek, among other things, declaratory and injunctive relief; neither of them seeks damages.

On January 3, 2007, plaintiffs in both actions filed a joint Motion to Designate Litigation as Complex, Consolidate Cases, and for Appointment of Lead Counsel. A hearing on plaintiffs’ motion, which had been scheduled for January 30, 2007, was vacated pursuant to a stipulation between the parties, dated January 25, 2007.

On January 26, 2007, in accordance with the parties’ January 25, 2007 stipulation, the Clark County district court ordered the consolidation of the Eisenstein and NECA-IBEW Pension Fund complaints and appointed lead and liaison counsel. We intend to defend these actions vigorously.

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

EQUITY INCENTIVE AWARDS.    In April 2006, our stockholders approved the Harrah’s Entertainment, Inc. Amended and Restated 2004 Equity Incentive Award Plan (the “2004 Plan”), which, among other things, increased the number of shares of common stock that may be issued by 11.5 million. Under the 2004 Plan, non-qualified stock options, restricted stock, SARs, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards and performance-based awards may be granted to employees or consultants of the Company and members of our Board of Directors. Currently, only non-qualified stock options, SARs and restricted stock are outstanding under the 2004 Plan.

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

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” using the modified prospective application, and, therefore, results for prior periods have not been restated. Under the modified-prospective transition method of SFAS No. 123(R), we were permitted to calculate a cumulative memo balance of windfall tax benefits from post-1995 years for calculating the opening pool of windfall tax benefits as prescribed in FASB Staff Position No. FAS 123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payments Awards”. We elected to apply the “short-cut” method for determining the pool of windfall tax benefits.

As a result of adopting SFAS No. 123(R), we recognized $52.8 million for stock option and stock appreciation rights expense in 2006. This expense is included in Corporate expense in our 2006 Consolidated Statement of Income. The total income tax benefit recognized for 2006, was approximately $20.4 million. The incremental expense for stock options impacted diluted earnings per share by $0.17 for 2006.

Stock Options.    Stock option awards typically vest in equal installments on January 1 following the grant date and on January 1 in each of the two subsequent years and allow the option holder to purchase stock over specified periods of time, generally seven years from the date of grant, at a fixed price equal to the market value at the date of grant.

Upon consummation of the proposed sale of the Company, outstanding and unexercised stock options, whether vested or unvested, will be cancelled and converted into the right to receive a cash payment equal to the product of (a) the number of shares of common stock underlying the options and (b) the excess, if any, of the merger consideration over the exercise price per share of common stock previously subject to such options, less any required withholding taxes.

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is a rate based upon the historical volatility of our stock. The expected term is based upon observation of actual time elapsed between the date of grant and exercise of options for all employees. No stock options were awarded in 2006. The assumptions and resulting fair values of options granted in 2005 and 2004 are as follows:

	2005	2004
Expected volatility	32.9%	37.9%
Expected dividend yield	2.1%	2.5%
Expected term (in years)	4.8	5.0
Risk-free interest rate	3.9%	3.7%
Weighted average fair value per share of options granted	$23.96	$16.14

The following table presents our stock options granted, exercised and forfeited/expired during 2006.

	Weighted Avg. Exercise Price	Number of Options Outstanding	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value
	(Per Share)			(in millions)
Balance—January 1, 2006	$53.84	12,925,170
Granted	—	—
Exercised	40.18	(1,651,034)
Forfeited/expired	63.07	(500,074)

Balance—December 31, 2006	55.50	10,774,062	4.31	$598.0

Exercisable at December 31, 2006	$47.92	6,139,908	3.81	294.2

The total intrinsic value of options exercised was $58.3 million for the year ended December 31, 2006, $73.7 million for the year ended December 31, 2005 and $66.7 million for the year ended December 31, 2004. As of December 31, 2006, there was $39.9 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options, which is expected to be recognized over a weighted average period of 1.0 years.

Cash received from option exercises was $66.3 million during 2006. The tax benefit realized for the tax deduction from option exercises totaled $20.5 million in 2006. In 2005 and 2004, cash received from option exercises was $105.4 million and $91.3 million, respectively, and the tax benefit realized for the tax deduction from option exercises totaled $26.1 million and $23.6 million, respectively.

Stock Appreciation Rights.    SARs typically vest in equal installments on June 30 following the grant date and on June 30 in each of the two subsequent years. SARs allow the holder to receive a payment, in stock, equal to the excess of the fair market value of a specified number of shares of stock on the date the SARs are exercised over an exercise price per share, which typically is the fair market value on the date the SARs were granted.

Upon consummation of the proposed sale of the Company, outstanding SARs, whether vested or unvested, will be cancelled and converted into the right to receive a cash payment equal to the product of (a) the number of shares of common stock underlying the SARs and (b) the excess, if any, of the merger consideration over the exercise price per share of common stock previously subject to such SARs, less any required withholding taxes.

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of SARs at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is a rate based upon the historical volatility of our stock over a time period commensurate with the expected term of the SARs. The expected term is based upon past experience of actual time elapsed between the date of grant and exercise of options for employee groups with similar exercise behaviors. No SARs were awarded prior to first quarter 2006. The assumptions and resulting fair values of SARs granted in 2006 are as follows:

Year Ended December 31, 2006
Expected volatility	30.3%
Expected dividend yield	2.4%
Expected term (in years)	5.1
Risk-free interest rate	5.0%
Weighted average fair value per share of SARs granted	$18.98

The following table presents our SARs granted, exercised and forfeited/expired during 2006.

	Weighted Avg. Exercise Price	Number of SARs Outstanding	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value
	(Per Share)			(in millions)
Balance—January 1, 2006		—
Granted	$65.38	3,150,322
Exercised	—	—
Forfeited/expired	66.81	(174,287)

Balance—December 31, 2006	65.29	2,976,035	6.52	$194.3

Exercisable at December 31, 2006	—	—	—	—

SARs were first issued in first quarter 2006, and no SARs were exercised in 2006. No SARs vested during 2006. As of December 31, 2006, there was $43.3 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested SARs, which is expected to be recognized over a weighted average period of 1.5 years.

Restricted Stock.    Restricted shares granted have restrictions that may include, but not be limited to, the right to vote, receive dividends on or transfer the restricted stock. Restricted shares may be subject to forfeiture during a specified period or periods prior to vesting. The shares issued under the 2004 Plan generally vest in equal annual installments over a three year period. The compensation arising from a restricted stock grant is based upon the market price at the grant date. Such expense is deferred and amortized to expense over the vesting period.

Upon consummation of the proposed sale of the Company, outstanding restricted shares will vest and become free of restrictions, and each holder will receive $90 in cash for each outstanding share.

Members of the Board of Directors can receive either 50% or 100% of his or her director fees in restricted shares. Shares issued to Board members as director fees cannot be disposed of until at least six months after the date of grant.

Pursuant to a Time Accelerated Restricted Stock Award Plan (“TARSAP”), certain key executives were granted restricted stock awards. A portion of these awards were eligible, but did not qualify, for earlier annual

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

vesting beginning in 2003 based on the Company’s financial performance in each year. The remaining unvested shares vested on January 1, 2007. The expense arising from TARSAP awards was amortized over the periods in which the restrictions lapsed.

The following table presents the number and weighted average grant-date fair values of restricted shares granted, vested and forfeited during 2006, including the TARSAP awards and issues to our Board of Directors.

	Grant Date	Number
	Fair Value	of Shares
	(Per Share)
Unvested shares—January 1, 2006	$36.69	983,231
Granted	65.69	764,401
Vested	48.93	(123,852)
Forfeited	68.20	(76,991)

Unvested shares—December 31, 2006	$48.47	1,546,789

For 2006, we recognized $15.1 million of compensation expense related to restricted stock. The total tax benefit recognized for 2006 was $3.0 million. For 2005 and 2004, we recognized $8.0 million and $6.7 million, respectively, of compensation expense related to restricted stock. The total tax benefit recognized for 2005 and 2004 was $1.7 million and $1.8 million, respectively. As of December 31, 2006, there was $42.4 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock, which is expected to be recognized over a weighted average period of 1.2 years.

SAVINGS AND RETIREMENT PLAN.    We maintain a defined contribution savings and retirement plan, which, among other things, allows pretax and after-tax contributions to be made by employees to the plan. Under the plan, participating employees may elect to contribute up to 50% of their eligible earnings. The Company fully matches 50% of the first six percent of employees’ contributions. Amounts contributed to the plan are invested, at the participant’s direction, in up to 16 separate funds, including a Harrah’s company stock fund. Participants become vested in the matching contribution over five years of credited service. Our contribution expense for this plan was $17.6 million, $15.2 million and $14.8 million in 2006, 2005 and 2004, respectively.

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

Employees of Caesars continued to participate in Caesars’ 401(k) savings plans until January 1, 2007, when they became eligible to participate in Harrah’s Entertainment’s plan. Under the Caesars plans, employees could elect to make pretax contributions of up to 50% of their eligible earnings (five percent for certain executives). The Company matched 50% of the first six percent of the employees’ contributions and an additional 25% for employees who have five or more years of service. Amounts contributed to the plan are invested, at the participant’s direction, in up to 18 separate funds plus, effective January 2006, a Harrah’s company stock fund.

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Participants become vested in the matching contributions over five years of credited service. Harrah’s Entertainment’s contribution expense for this plan was $10.9 million and $6.8 million, in 2006 and 2005, respectively.

DEFERRED COMPENSATION PLANS.    Harrah’s maintains deferred compensation plans, (collectively, “DCP”) and an Executive Supplemental Savings Plan (“ESSP”) under which certain employees may defer a portion of their compensation. Amounts deposited into these plans are unsecured liabilities of the Company. Amounts deposited into DCP earn interest at rates approved by the Human Resources Committee of the Board of Directors. The ESSP is a variable investment plan, which allows employees to direct their investments by choosing from several investment alternatives. In connection with the Caesars acquisition, we assumed the outstanding liability for Caesars’ deferred compensation plan; however, the balance was frozen and former Caesars employees may no longer contribute to that plan. The total liability included in Deferred credits and other for these plans at December 31, 2006 and 2005 was $208.6 million and $210.1 million, respectively. In connection with the administration of one of these plans, we have purchased company-owned life insurance policies insuring the lives of certain directors, officers and key employees.

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

MULTI-EMPLOYER PENSION PLAN.    We have approximately 29,000 employees covered under collective bargaining agreements, and the majority of those employees are covered by union sponsored, collectively bargained multi-employer pension plans. We contributed and charged to expense $34.6 million, $21.5 million and $8.2 million in 2006, 2005 and 2004, respectively, for such plans. Our 2005 contribution and charge to expense includes contribution and expense for Caesars employees subsequent to our acquisition of Caesars on June 13, 2005. The plans’ administrators do not provide sufficient information to enable us to determine our share, if any, of unfunded vested benefits.

PENSION COMMITMENTS.    With the acquisition of London Clubs in December 2006, we assumed a defined benefit plan, which provides benefits based on final pensionable salary. The assets of the plan are held in a separate trustee-administered fund, and death-in-service benefits, professional fees and other expenses are paid by the pension plan. At the time of our acquisition of London Clubs, the most recent actuarial valuation of the plan showed a deficit of approximately $40 million, which was recognized as a liability in our initial purchase price allocation and may be revised as the purchase price allocation is finalized. The London Clubs pension plan is not material to our Company.

With our acquisition of Caesars, we assumed certain obligations related to the Employee Benefits and Other Employment Matters Allocation Agreement by and between Hilton Hotels Corporation and Caesars dated December 31, 1998, pursuant to which we shall retain or assume, as applicable, liabilities and excess, if any, related to the Hilton Hotels Retirement Plan based on the ratio of accrued benefits of Hilton employees and the Company’s employees covered under the plan. Based on this ratio, our share of any benefit or obligation would be approximately 30 percent of the total. The Hilton Hotels Retirement Plan is a defined benefit plan that provides benefits based on years of service and compensation, as defined. Since December 31, 1996, employees have not accrued additional benefits under this plan. The plan is administered by Hilton Hotels Corporation. Hilton Hotels Corporation has informed the Company that as of December 31, 2006, the plan benefit obligations exceeded the fair value of the plan assets by $17.7 million; however, no contributions to the plan were required during 2006, and no contributions are expected to be required for 2007.

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16—Nonconsolidated Affiliates

As of December 31, 2006, our investments in nonconsolidated affiliates consisted primarily of interests in a company that provides management services to a casino in Windsor, Canada, a casino club in the United Kingdom, a horse-racing facility and a hotel in Metropolis, Illinois.

Our Investments in and advances to nonconsolidated affiliates are reflected in our accompanying Consolidated Balance Sheets as follows:

(In millions)	2006	2005
Investments in and advances to nonconsolidated affiliates
Accounted for under the equity method	$25.7	$26.0
Accounted for at historical cost	0.2	0.1

	$25.9	$26.1

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17—Quarterly Results of Operations (Unaudited)

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2006(1)
Revenues	$2,356.9	$2,373.9	$2,512.5	$2,430.6	$9,673.9
Income from operations	453.1	431.7	441.9	229.7	1,556.6
Income from continuing operations	177.6	128.7	178.3	39.4	523.9
Net income	182.4	128.6	177.2	47.6	535.8
Earnings per share—basic(3)
From continuing operations	0.97	0.70	0.97	0.21	2.85
Net income	1.00	0.70	0.96	0.26	2.91
Earnings per share—diluted(3)
From continuing operations	0.95	0.69	0.96	0.21	2.79
Net income	0.98	0.69	0.95	0.25	2.85
2005(2)
Revenues	$1,219.2	$1,423.4	$2,272.4	$2,095.1	$7,010.0
Income from operations	227.2	223.6	422.5	155.8	1,029.0
Income/(loss) from continuing operations	88.5	81.3	171.0	(24.5)	316.3
Net income/(loss)	103.8	105.8	169.0	(142.2)	236.4
Earnings/(loss) per share—basic(3)
From continuing operations	0.79	0.66	0.94	(0.13)	2.14
Net income	0.92	0.86	0.93	(0.78)	1.60
Earnings/(loss) per share—diluted(3)
From continuing operations	0.77	0.65	0.92	(0.13)	2.10
Net income	0.90	0.84	0.91	(0.78)	1.57

(1)	2006 includes the following:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Pretax charges for
Project opening costs	$4.5	$4.7	$5.7	$6.0	$20.9
Write-downs, reserves and recoveries	3.2	7.2	(1.3)	74.3	83.3
Merger and integration costs	13.4	6.4	3.9	13.3	37.0
After-tax write-downs, reserves and recoveries for discontinued operations	(0.2)	0.1	1.7	(1.5)	—

(2)	2005 reflects our acquisition of Caesars on June 13, 2005, and includes the following:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Pretax charges for
Project opening costs	$1.8	$3.6	$6.8	$4.1	$16.4
Write-downs, reserves and recoveries	2.7	22.4	9.0	160.6	194.7
Merger and integration costs	4.0	16.7	15.2	19.1	55.0
After-tax write-downs, reserves and recoveries for discontinued operations	—	—	—	114.3	114.3

(3)	The sum of the quarterly per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006, including controls and procedures to timely alert management to material information relating to the Company and its subsidiaries required to be included in our periodic SEC filings. Based on such evaluation, they have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

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

We acquired London Clubs International plc (LCI) during the fourth quarter 2006. We have excluded LCI from the scope of our annual report on internal control over financial reporting as of December 31, 2006. These operations represented approximately 2.6% of our total assets at December 31, 2006, and 0.2% of our net revenues for the year ended December 31, 2006.

We have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2006. The evaluation was performed using the internal control evaluation framework developed by the Committee of Sponsoring Organizations of the Treadway Commission and included the evaluation of ICFR related to the operations of Caesars Entertainment, Inc., acquired in 2005 and excluded from management’s assessment as of December 31, 2005. Based on such evaluation, management concluded that, as of such date, our internal control over financial reporting was effective.

Deloitte and Touche LLP has issued an attestation report on management’s assessment of our internal control over financial reporting. Their report follows this Item 9A.

(b) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In making our assessment of changes in internal control over financial reporting in the most recent quarter, we have excluded the LCI operations acquired in the fourth quarter 2006 as noted earlier.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Harrah’s Entertainment, Inc.

Las Vegas, Nevada

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Harrah’s Entertainment, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at London Club International plc and subsidiaries, which was acquired in December 2006, and whose financial statements reflect total assets and revenues constituting 2.6% and 0.2% percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting at London Club International plc and subsidiaries. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 1, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada

March 1, 2007

ITEM 9B.	Other Information.

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

Directors

Name and Age	Principal Occupations or Employment

Barbara Alexander (58)	Independent Consultant

Frank Biondi (62)	Senior Managing Director of WaterView Advisors LLC

Stephen F. Bollenbach (64)	Co-Chairman of the Board and Chief Executive Officer of Hilton Hotels Corporation

Ralph Horn (66)	Private Investor

R. Brad Martin (55)	Chairman of the Board of Saks Incorporated

Gary Michael (66)	Private Investor

Robert G. Miller (62)	Chairman of the Board of Rite-Aid Corporation; Chief Executive Officer of Albertsons L.L.C.

Boake A. Sells (69)	Private Investor

Christopher J. Williams (49)	Chairman of the Board and Chief Executive Officer of Williams Capital Group, L.P.; Chairman of the Board and Chief Executive Officer of Williams Capital Management, LLC.

Executive Officers

Name and Age	Positions and Offices Held and Principal Occupations or Employment During Past 5 Years
Gary W. Loveman (46)	Director since 2000; Chairman of the Board since January 1, 2005; Chief Executive Officer since January 2003; President since April 2001; Chief Operating Officer from May 1998 to January 2003; member of the three-executive Office of the President from May 1999 to April 2001; Executive Vice President from May 1998 to May 1999; Associate Professor of Business Administration, Harvard University Graduate School of Business Administration from 1994 to 1998; Director of Coach, Inc., a designer and marketer of high-quality handbags and women’s and men’s accessories traded on the New York Stock Exchange, since January 2002.

Charles L. Atwood (58)	Vice Chairman since August 2006; Chief Financial Officer from April 2001 to August 2006; Senior Vice President from April 2001 to February 2006; Treasurer from October 1996 to November 2003; Vice President from October 1996 to April 2001; Director, Equity Residential, an owner and operator of multi-family properties traded on the New York Stock Exchange, since July 2003.

Stephen H. Brammell (49)	Senior Vice President and General Counsel since July 1999; Corporate Secretary from June 2004 to February 2006, from November 2002 to July 2003 and from May 2000 to February 2001; Vice President and Associate General Counsel from 1997 to 1999; Associate General Counsel from 1993 to 1997.

Name and Age	Positions and Offices Held and Principal Occupations or Employment During Past 5 Years
Jonathan S. Halkyard (42)	Chief Financial Officer since August 2006; Senior Vice President since July 2005; Treasurer since November 2003; Vice President from November 2002 to July 2005; Assistant General Manager—Harrah’s Las Vegas from May 2002 to November 2002; Vice President and Assistant General Manager—Harrah’s Lake Tahoe from September 2001 to May 2002.

Thomas M. Jenkin (52)	Western Division President since January 2004; Senior Vice President—Southern Nevada from November 2002 to December 2003; Senior Vice President and General Manager—Rio All-Suite Hotel and Casino from July 2001 to November 2002.

Janis L. Jones (57)	Senior Vice President, Communications/Government Relations since November 1999; Mayor of Las Vegas, Nevada, from 1991 to 1999.

David W. Norton (38)	Senior Vice President—Relationship Marketing since January 2003; Vice President—Loyalty Marketing from October 1998 to January 2003.

John Payne (38)	Central Division President since January 2007; Atlantic City Regional President from January 2005 to December 2006; Gulf Coast Regional President from June 2005 to January 2006; Senior Vice President and General Manager—Harrah’s New Orleans from November 2002 to June 2005; Senior Vice President and General Manager—Harrah’s Lake Charles from March 2000 to November 2002.

Virginia E. Shanks (46)	Senior Vice President, Acquisition Marketing since November 2003; Western Division Senior Vice President—Marketing from January 2003 to November 2003; Western Division Vice President—Marketing from July 1998 to January 2003.

Timothy S. Stanley (41)	Senior Vice President, Innovation and Gaming since January 2007; Chief Information Officer since January 2003; Senior Vice President, Information Technology from February 2004 to January 2007; Vice President, Information Technology from February 2001 to February 2004.

Mary H. Thomas (40)	Senior Vice President, Human Resources since February 2006; Senior Vice President, Human Resources—North America, Allied Domecq Spirits & Wines October 2000 to December 2005.

J. Carlos Tolosa (57)	Eastern Division President since January 2003; Western Division President from August 1997 to January 2003.

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

The remaining information required by this Item is incorporated by reference to our definitive proxy statement for our 2007 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 11.	Executive Compensation.

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2007 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2007 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2007 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2007 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

(a) 1. Financial statements of the Company (including related notes to consolidated financial statements) filed as part of this report are listed below:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2006 and 2005.

Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004.

2. Schedules for the years ended December 31, 2006, 2005 and 2004, are as follows:

Schedule II—Consolidated valuation and qualifying accounts.

Schedules I, III, IV, and V are not applicable and have therefore been omitted.

3. Exhibits

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger among Hamlet Holdings LLC, Hamlet Merger Inc. and Harrah’s Entertainment, Inc. dated as of December 19, 2006. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed December 20, 2006.)

2.2	Waiver, dated as of January 10, 2007, to the Agreement and Plan of Merger by and among Hamlet Holdings LLC, Hamlet Merger, Inc. and Harrah’s Entertainment, Inc., dated as of December 19, 2006. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed January 12, 2007.)

3.1	Certificate of Incorporation of The Promus Companies Incorporated; Certificate of Amendment of Certificate of Incorporation of The Promus Companies Incorporated dated April 29, 1994; Certificate of Amendment of Certificate of Incorporation of The Promus Companies Incorporated dated May 26, 1995; and Certificate of Amendment of Certificate of Incorporation of The Promus Companies Incorporated dated June 30, 1995, changing its name to Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

3.2	Certificate of Amendment of Certificate of Incorporation of Harrah’s Entertainment, Inc., dated as of June 9, 2005. (Incorporated by reference to the exhibit to the Registration Statement on Form S-3/A of Harrah’s Entertainment, Inc., File No. 333-12566, filed July 1, 2005.)

3.3	Bylaws of Harrah’s Entertainment, Inc., as amended July 19, 2006. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed July 21, 2006.)

4.1	Certificate of Elimination of Series B Special Stock of Harrah’s Entertainment, Inc., dated February 21, 1997. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

4.2	Certificate of Designations of Series A Special Stock of Harrah’s Entertainment, Inc., dated February 21, 1997. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

Exhibit Number	Exhibit Description
4.3	Certificate of Amendment of the Certificate of Designations of Series A Special Stock of Harrah’s Entertainment, Inc., dated June 23, 2005. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed June 28, 2005.)

4.4	Indenture, dated as of December 18, 1998, among Harrah’s Operating Company, Inc. as obligor, Harrah’s Entertainment, Inc., as Guarantor, and IBJ Schroder Bank & Trust Company, as Trustee relating to the 7 1/2% Senior Notes Due 2009. (Incorporated by reference to the exhibit to the Registration Statement on Form S-3 of Harrah’s Entertainment, Inc. and Harrah’s Operating Company, Inc., File No. 333-69263, filed December 18, 1998.)

4.5	Indenture, dated as of November 9, 1999 between Park Place Entertainment Corp., as Issuer, and Norwest Bank Minnesota, N.A., as Trustee. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.6	Officers’ Certificate, dated as of September 12, 2000 with respect to the 8.875% Senior Subordinated Notes due 2008. (Incorporated by reference to the exhibit to Park Place Entertainment Corporation’s Current Report on Form 8-K, filed September 19, 2000.)

4.7	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of November 9, 1999, as supplemented by certain Officers’ Certificates dated as of November 9, 1999 and September 12, 2000, and as further amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 8.5% Senior Notes due 2006 and the 8.875% Senior Subordinated Notes due 2008. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.8	Indenture, dated as of February 22, 2000, between Park Place Entertainment Corp., as Issuer, and Norwest Bank Minnesota, N.A., as Trustee, with respect to the 9 3/8% Senior Subordinated Notes due 2007. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation., File No. 333-32992, filed March 22, 2000.)

4.9	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of February 22, 2000, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 9 3/8% Senior Subordinated Notes due 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.10	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of February 22, 2000, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 9 3/8% Senior Subordinated Notes due 2007. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.11	Indenture, dated as of January 29, 2001, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and Bank One Trust Company, N.A., as Trustee, relating to the 8.0% Senior Notes Due 2011. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

4.12	Indenture, dated as of May 14, 2001, between Park Place Entertainment Corp., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-62508, filed June 7, 2001.)

Exhibit Number	Exhibit Description
4.13	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of May 14, 2001, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.14	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of May 14, 2001, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.15	Indenture, dated as of June 14, 2001, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and Firstar Bank, N.A., as Trustee, relating to the 7 1/8% Senior Notes due 2007. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Harrah’s Entertainment, Inc. and Harrah’s Operating Company, Inc., File No. 333-68360, filed August 24, 2001.)

4.16	Indenture, dated as of August 22, 2001, between Park Place Entertainment Corp., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7.50% Senior Notes due 2009. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-69838, filed September 21, 2001.)

4.17	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of August 22, 2001, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7.50% Senior Notes due 2009. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.18	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of August 22, 2001, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7.50% Senior Notes due 2009. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.19	Indenture, dated as of March 14, 2002, between Park Place Entertainment Corp., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-86142, filed April 12, 2002.)

4.20	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of March 14, 2002, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.21	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of March 14, 2002, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

Exhibit Number	Exhibit Description
4.22	Indenture, dated as of April 11, 2003, between Park Place Entertainment Corp., as Issuer, and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-104829, filed April 29, 2003.)

4.23	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of April 11, 2003, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.24	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, to the Indenture, dated as of April 11, 2003, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.25	Indenture, dated as of December 11, 2003, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.375% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

4.26	Indenture, dated as of June 25, 2004, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.50% Senior Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

4.27	Indenture, dated as of February 9, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Senior Floating Rate Notes due 2008. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)

4.28	Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.29	First Supplemental Indenture, dated as of September 9, 2005, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Registration Statement on Form S-3/A of Harrah’s Entertainment, Inc., File No. 333-127210, filed September 19, 2005.)

4.30	Registration Rights Agreement, dated as of April 7, 2004, between Caesars Entertainment, Inc. and Deutsche Bank Securities Inc. relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Registration Statement on Form S-3 of Caesars Entertainment, Inc., File No. 333-115641, filed May 19, 2004.)

4.31	Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed June 3, 2005.)

Exhibit Number	Exhibit Description
4.32	First Supplemental Indenture, dated as of August 19, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Harrah’s Entertainment, Inc., File No. 333-127840, filed August 25, 2005.)

4.33	Second Supplemental Indenture, dated as of September 28, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed October 3, 2005.)

4.34	Indenture dated as of September 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.75% Senior Notes due 2017. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed October 3, 2005.)

4.35	Indenture, dated as of June 9, 2006, between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 14, 2006.)

4.36	Officers’ Certificate, dated as of June 9, 2006, pursuant to Sections 301 and 303 of the Indenture dated as of June 9, 2006 between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 14, 2006.)

4.37	Form of 6.50% Senior Note due 2016. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 14, 2006.)

10.1	Third Amended and Restated Credit Agreement, dated as of April 25, 2006 among Harrah’s Entertainment, Inc. as Guarantor, Harrah’s Operating Company, Inc. as Borrower, the Lenders named therein, Syndication Agent, Co-Documentation Agents and Administrative Agent. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed April 26, 2006.)

10.2	Amendment No. 1, dated June 16, 2006, to the Third Amended and Restated Credit Agreement, dated as of April 25, 2006 among Harrah’s Entertainment, Inc. as Guarantor, Harrah’s Operating Company, Inc. as Borrower, the Lenders named therein, Syndication Agent, Co-Documentation Agents and Administrative Agent. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.3	Amendment No. 2, dated August 16, 2006, to the Third Amended and Restated Credit Agreement, dated as of April 25, 2006 among Harrah’s Entertainment, Inc. as Guarantor, Harrah’s Operating Company, Inc. as Borrower, the Lenders named therein, Syndication Agent, Co-Documentation Agents and Administrative Agent. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.4	Amendment No. 3, dated September 29, 2006, to the Third Amended and Restated Credit Agreement, dated as of April 25, 2006 among Harrah’s Entertainment, Inc. as Guarantor, Harrah’s Operating Company, Inc. as Borrower, the Lenders named therein, Syndication Agent, Co-Documentation Agents and Administrative Agent. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed October 2, 2006.)

Exhibit Number	Exhibit Description
10.5	Purchase Agreement, dated June 22, 2004, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., as Guarantor, and J.P. Morgan Securities Inc., as representative of the Initial Purchasers, relating to the 5.50% Senior Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

10.6	Purchase Agreement, dated February 4, 2005, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., as Guarantor, and Goldman Sachs & Co., as Initial Purchaser, relating to Senior Floating Rate Notes due 2008. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)

10.7	Purchase Agreement, dated May 19, 2005, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., as Guarantor, and Citigroup Global Markets Inc. and Greenwich Capital Markets, Inc., as representatives of the Initial Purchasers, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

10.8	Purchase Agreement, dated September 21, 2005, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., as Guarantor, and Citigroup Global Markets Inc. and Greenwich Capital Markets, Inc., as Representatives of the Initial Purchasers, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4/A of Harrah’s Entertainment, Inc., File No. 333-127840, filed October 18, 2005.)

10.9	Additional Purchase Agreement, dated September 21, 2005, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., as Guarantor, and Barclays Capital Inc. and Citigroup Global Markets Inc., as Representatives of the Initial Purchasers, relating to the 5.75% Senior Notes due 2017. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4/A of Harrah’s Entertainment, Inc., File No. 333-127840, filed October 18, 2005.)

10.10	Issuing and Paying Agent Agreement, dated as of May 19, 2000, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and Bank One, National Association, as issuing and paying agent; Corporate Commercial Paper Master Note in favor of Cede & Co., as nominee of The Depository Trust Company, by Harrah’s Operating Company, Inc., as Issuer, and Bank One, N.A., as Paying Agent. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

10.11	Commercial Paper Dealer Agreement, dated as of May 3, 2000, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and Credit Suisse First Boston Corporation, as Dealer. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

10.12	Form of Interest Rate Swap Agreements with BNP Paribas, JPMorgan Chase Bank, and The Royal Bank of Scotland PLC. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004.)

†10.13	Employment Agreement dated as of September 4, 2002, between Harrah’s Entertainment, Inc. and Gary W. Loveman. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)

†10.14	Amendment dated as of October 31, 2005, to Employment Agreement dated as of September 4, 2002, between Harrah’s Entertainment, Inc. and Gary W. Loveman. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.)

†10.15	Severance Agreement dated June 1, 2003 entered into with Gary W. Loveman (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

Exhibit Number	Exhibit Description
†10.16	Form of Employment Agreement between Harrah’s Operating Company, Inc. and Charles L. Atwood, Stephen H. Brammell, Jonathan S. Halkyard, Thomas M. Jenkin, Janis L. Jones, David W. Norton, John Payne, Virginia E. Shanks, Timothy S. Stanley, Mary H. Thomas and J. Carlos Tolosa. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

†10.17	Form of Severance Agreement entered into with Charles L. Atwood, Stephen H. Brammell, Jonathan S. Halkyard, Thomas M. Jenkin, Janis L. Jones, David W. Norton, John Payne, Virginia E. Shanks, Timothy S. Stanley, Mary H. Thomas and J. Carlos Tolosa. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

10.18	Form of Indemnification Agreement entered into by The Promus Companies Incorporated and each of its directors and executive officers. (Incorporated by reference to the exhibit to the Registration Statement of Harrah’s Entertainment, Inc. on Form 10, File No. 1-10410, filed on December 13, 1989.)

10.19	Form of Supplemental Indemnification Agreement entered into by Harrah’s Entertainment, Inc. and each of its directors and executive officers. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed July 21, 2006.)

†10.20	Financial Counseling Plan of Harrah’s Entertainment, Inc. as amended June 1996. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

†10.21	The Promus Companies Incorporated 1996 Non-Management Director’s Stock Incentive Plan dated April 5, 1995. (Incorporated by reference to the exhibit to the Company’s Proxy Statement for the 1995 Annual Meeting of Stockholders, filed April 25, 1995.)

†10.22	Amendment dated February 20, 1997 to 1996 Non-Management Director’s Stock Incentive Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.)

†10.23	Amendment dated as of November 15, 2000 to the 1996 Non-Management Directors Stock Incentive Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

10.24	Summary Plan Description of Executive Term Life Insurance Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

†10.25	Executive Supplemental Savings Plan dated February 21, 2001. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.)

†10.26	First Amendment, dated May 2, 2001, to the Executive Supplemental Savings Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

†10.27	2001 Restatement of the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, amended and restated effective April 1, 2001. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.)

†10.28	Second Amendment, effective January 1, 2002, to the 2001 Restatement of the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)

Exhibit Number	Exhibit Description
†10.29	Third Amendment dated January 1, 2003 to the 2001 Restatement of the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

†10.30	Fourth Amendment dated August 19, 2004 to the 2001 Restatement of the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)

†10.31	Fifth Amendment dated December 16, 2004 to the 2001 Restatement of the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed December 17, 2004.)

†10.32	Sixth Amendment, effective as of January 1, 2005, to the 2001 Restatement of the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

*†10.33	Seventh Amendment, effective as of December 19, 2006, to the 2001 Restatement of the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan.

†10.34	Executive Supplemental Savings Plan II effective as of January 1, 2005. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed December 17, 2004.)

†10.35	First Amendment, effective as of January 25, 2005, to the Executive Supplemental Savings Plan II. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)

†10.36	Second Amendment, effective as of February 11, 2005, to the Executive Supplemental Savings Plan II. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)

†10.37	Amendment and Restatement of the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective January 1, 2005. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

†10.38	Park Place Entertainment Corporation 1998 Stock Incentive Plan. (Incorporated by reference to the exhibit filed with the Registration Statement of Park Place Entertainment Corporation on Form S-8, filed on December 22, 1998); and the 1998 Stock Incentive Plan, as amended May 11, 2001. (Incorporated by reference the exhibit to the Registration Statement of Park Place Entertainment Corporation on Form S-8, filed on July 31, 2001.)

†10.39	Amendment dated June 13, 2005 to the Park Place Entertainment Corporation 1998 Stock Incentive Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

†10.40	Park Place Entertainment Corporation 1998 Independent Director Stock Option Plan. (Incorporated by reference to the exhibit to Amendment No. 1 to the Registration Statement of Park Place Entertainment Corporation on Form S-8, filed June 15, 2000.)

†10.41	Amendment dated June 13, 2005 to the Park Place Entertainment Corporation 1998 Independent Director Stock Option Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

†10.42	The Restated Park Place Entertainment Corporation Executive Deferred Compensation Plan, as restated and amended effective January 1, 2002. (Incorporated by reference to the exhibit to Park Place Entertainment Corporation’s Annual Report on Form 10-K, filed on March 28, 2003.)

Exhibit Number	Exhibit Description
†10.43	Amendment, dated June 13, 2005, to the Restated Park Place Entertainment Corporation Executive Deferred Compensation Plan, effective June 13, 2005. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

†10.44	First Amendment to the Restated Park Place Entertainment Corporation Executive Deferred Compensation Plan, effective June 13, 2005. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

†10.45	Second Amendment to the Restated Park Place Entertainment Corporation Executive Deferred Compensation Plan, effective August 1, 2005. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

†10.46	Third Amendment to the Restated Park Place Entertainment Corporation Executive Deferred Compensation Plan, effective August 1, 2006. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

†10.47	Fourth Amendment to the Restated Park Place Entertainment Corporation Executive Deferred Compensation Plan, effective July 1, 2006. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

†10.48	Caesars World, Inc. Executive Security Plan (Incorporated by reference to the exhibit to Park Place Entertainment Corporation’s Annual Report on Form 10-K, filed on March 28, 2003.)

†10.49	Caesars Entertainment, Inc. 2004 Long Term Incentive Plan. (Incorporated by reference to the exhibit to the Registration Statement of Caesars Entertainment, Inc. on Form S-8, filed on February 9, 2005.)

†10.50	Amendment dated June 13, 2005 to the Caesars Entertainment, Inc. 2004 Long Term Incentive Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

†10.51	The Promus Companies Incorporated 1990 Stock Option Plan, as amended July 29, 1994. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.)

†10.52	Amendment, dated April 5, 1995, to The Promus Companies Incorporated 1990 Stock Option Plan as adjusted on December 12, 1996. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

†10.53	Amendment, dated February 26, 1998, to the Harrah’s Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.)

†10.54	Amendment, dated April 30, 1998, to the Harrah’s Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

†10.55	Amendment, dated October 29, 1998, to the Harrah’s Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

†10.56	Amendment, dated as of May 6, 1999, to Harrah’s Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)

†10.57	Amendment, dated as of February 23, 2000, to Harrah’s Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

Exhibit Number	Exhibit Description
†10.58	The Promus Companies Incorporated 1990 Restricted Stock Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 1989.)

†10.59	Amendment, dated April 5, 1995, to The Promus Companies Incorporated 1990 Restricted Stock Plan. (Incorporated by reference to the exhibit to the Company’s Proxy Statement for the 1995 Annual Meeting of Stockholders, filed April 25, 1995.)

†10.60	Amendment, dated February 26, 1998, to the Harrah’s Entertainment, Inc. 1990 Restricted Stock Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.)

†10.61	Amendment, dated April 30, 1998, to the Harrah’s Entertainment, Inc. 1990 Restricted Stock Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

†10.62	Amendment, dated October 29, 1998, to the Harrah’s Entertainment, Inc. 1990 Restricted Stock Plan. (Incorporated by reference to the exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

†10.63	Deferred Compensation Plan dated October 16, 1991. (Incorporated by reference from Amendment No. 2 to the Registration Statement of Harrah’s Entertainment, Inc. and Embassy on Form S-1, File No. 33-43748, filed March 18, 1992.)

†10.64	Amendment, dated May 26, 1995, to The Promus Companies Incorporated Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed June 15, 1995.)

†10.65	Amendment dated April 24, 1997, to Harrah’s Entertainment, Inc.’s Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.)

†10.66	Amendment dated as of November 15, 2000 to the Harrah’s Entertainment, Inc. Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

†10.67	Amendment dated as of February 26, 2003 to the Harrah’s Entertainment, Inc. Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

†10.68	Amended and Restated Executive Deferred Compensation Plan dated as of October 27, 1995. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

†10.69	Amendment dated April 24, 1997 to Harrah’s Entertainment, Inc.’s Executive Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.)

†10.70	Amendment dated April 30, 1998 to the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

†10.71	Amendment dated October 29, 1998 to the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

Exhibit Number	Exhibit Description
†10.72	Restated Amendment, dated July 18, 1996, to Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

†10.73	Amendment dated as of November 15, 2000 to the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

†10.74	Amendment dated as of February 21, 2001 to the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.)

†10.75	Amendment dated as of January 1, 2003 to the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

†10.76	Amendment to the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan, effective January 1, 2005. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.77	Letter Agreement with Wells Fargo Bank Minnesota, N.A., dated August 31, 2000, concerning appointment as Escrow Agent under Escrow Agreement for deferred compensation plans. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

10.78	Amendment to Escrow Agreement, dated April 26, 2000, between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A., Successor to Bank of America, N.A. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

10.79	Trust Agreement dated June 20, 2001 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.)

†10.80	Time Accelerated Restricted Stock Award Plan (“TARSAP”) program dated December 12, 1996. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

†10.81	TARSAP Deferral Plan dated July 28, 1999. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

†10.82	Time Accelerated Restricted Stock Award Plan II (TARSAP II) dated April 26, 2000. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

†10.83	Harrah’s Entertainment, Inc. 2000 Senior Executive Incentive Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

†10.84	Harrah’s Entertainment, Inc. 2005 Senior Executive Incentive Plan. (Incorporated by reference from Annex C to the Company’s Proxy Statement, filed March 4, 2004.)

†10.85	Harrah’s Entertainment, Inc. 2001 Executive Stock Incentive Plan. (Incorporated by reference to the exhibit to the Registration Statement on Form S-8 of Harrah’s Entertainment, Inc., File No. 333-63854, filed June 26, 2001.)

†10.86	Amendment dated as of January 1, 2003 to the Harrah’s Entertainment, Inc. 2001 Executive Stock Incentive Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

Exhibit Number	Exhibit Description
†10.87	Harrah’s Entertainment, Inc. 2001 Broad-Based Stock Incentive Plan. (Incorporated by reference to the exhibit to the Registration Statement on Form S-8 of Harrah’s Entertainment, Inc., File No. 333-63856 filed June 26, 2001.)

*†10.88	Amendment dated as of January 1, 2003 to the Harrah’s Entertainment, Inc. 2001 Broad-Based Stock Incentive Plan.

†10.89	The 2001 Restatement of the Harrah’s Entertainment, Inc. Savings And Retirement Plan, effective January 1, 2002. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.)

*†10.90	First Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective January 1, 1997

*†10.91	Second Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective January 1, 2002.

*†10.92	Third Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective November 24, 2003.

*†10.93	Fourth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan executed December 22, 2003.

*†10.94	Fifth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective January 1, 2005.

*†10.95	Sixth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan adopted July 20, 2005.

*†10.96	Seventh Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective August 30, 2005.

*†10.97	Eighth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan adopted September 20, 2006.

*†10.98	Ninth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan adopted November 7, 2006.

*†10.99	Tenth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan executed December 29, 2006.

†10.100	Harrah’s Entertainment, Inc. Amended and Restated 2004 Equity Incentive Award Plan. (Incorporated by reference from the Company’s Proxy Statement filed March 14, 2006, Annex B.)

†10.101	Form of Stock Option Agreement. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

†10.102	Form of Restricted Stock Agreement. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

†10.103	Form of Stock Appreciation Right Award Agreement to the Amended and Restated 2004 Equity Incentive Award Plan. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed July 21, 2006.)

*12	Computation of Ratios.

14	Harrah’s Entertainment, Inc. Code of Business Conduct and Ethics for Principal Officers, adopted February 26, 2003. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 10, 2003.)

Exhibit Number	Exhibit Description
*21	List of subsidiaries of Harrah’s Entertainment, Inc.

*23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 1, 2007.

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 1, 2007.

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 1, 2007.

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 1, 2007.

*99	Description of Governmental Regulation.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRAH’S ENTERTAINMENT, INC.

March 1, 2007	By:	/s/ GARY W. LOVEMAN
Gary W. Loveman
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BARBARA T. ALEXANDER Barbara T. Alexander	Director	March 1, 2007

/S/ CHARLES L. ATWOOD Charles L. Atwood	Director and Vice Chairman	March 1, 2007

/S/ FRANK J. BIONDI, JR. Frank J. Biondi, Jr.	Director	March 1, 2007

/S/ STEPHEN F. BOLLENBACH Stephen F. Bollenbach	Director	March 1, 2007

/S/ RALPH HORN Ralph Horn	Director	March 1, 2007

/S/ GARY W. LOVEMAN Gary W. Loveman	Director, Chairman of the Board, Chief Executive Officer and President	March 1, 2007

/S/ R. BRAD MARTIN R. Brad Martin	Director	March 1, 2007

/S/ GARY G. MICHAEL Gary G. Michael	Director	March 1, 2007

/S/ ROBERT G. MILLER Robert G. Miller	Director	March 1, 2007

/S/ BOAKE A. SELLS Boake A. Sells	Director	March 1, 2007

Signature	Title	Date

/S/ CHRISTOPHER J. WILLIAMS Christopher J. Williams	Director	March 1, 2007

/S/ JONATHAN S. HALKYARD Jonathan S. Halkyard	Senor Vice President, Chief Financial Officer and Treasurer	March 1, 2007

/S/ ANTHONY D. MCDUFFIE Anthony D. McDuffie	Senior Vice President, Controller and Chief Accounting Officer	March 1, 2007

Schedule II

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions from Reserves		Balance at End of Period
YEAR ENDED DECEMBER 31, 2006
Allowance for doubtful accounts
Current	$111.8	$71.8	$—		$(88.9	)(a)	$94.7

Long-term	$0.3	$—	$—		$—		$0.3

Liability to sellers under acquisition agreement (b)	$3.6	$—	$—		$(1.6)		$2.0

YEAR ENDED DECEMBER 31, 2005
Allowance for doubtful accounts
Current	$48.6	$29.5	$75.8	(c)	$(42.1	)(a)	$111.8

Long-term	$—	$—	$0.3	(c)	$—		$0.3

Liability to sellers under acquisition agreement (b)	$23.6	$—	$—		$(20.0)		$3.6

Reserve for structural repairs (d)	$0.7	$—	$—		$(0.7)		$—

YEAR ENDED DECEMBER 31, 2004
Allowance for doubtful accounts
Current	$51.5	$13.4	$7.3	(c)	$(23.6	)(a)	$48.6

Long-term	$0.1	$—	$—		$(0.1)		$—

Liability to sellers under acquisition agreement (b)	$24.5	$—	$—		$(0.9)		$23.6

Reserve for structural repairs (d)	$3.1	$—	$—		$(2.4)		$0.7

(a)	Uncollectible accounts written off, net of amounts recovered.

(b)	We acquired Players International, Inc., (“Players”) in March 2000. In 1995, Players acquired a hotel and land adjacent to its riverboat gaming facility in Lake Charles, Louisiana, for cash plus future payments to the seller based on the number of passengers boarding the riverboat casinos during a defined term. In accordance with the guidance provided by APB 16 regarding the recognition of liabilities assumed in a business combination accounted for as a purchase, Players estimated the net present value of the future payments to be made to the sellers and recorded that amount as a component of the total consideration paid to acquire these assets. Our recording of this liability in connection with the purchase price allocation process following the Players acquisition was originally reported in 2000. Our casino operations in Lake Charles sustained significant damage in late third quarter 2005 as a result of Hurricane Rita. As a result of hurricane damage, and upon the Company’s subsequent decision to scale back operations in Lake Charles and ultimately sell the property, the current and long-term portions of this obligation were written down in fourth quarter 2005; the credit is included in Discontinued operations on our Consolidated Statements of Income. We sold Harrah’s Lake Charles in fourth quarter 2006. Prior to the sale, the current and long-term portions of this obligation were included in Liabilities held for sale on our Consolidated Balance Sheets. The remaining long-term portion of this liability is included in Deferred credits and other on our Consolidated Balance Sheets; the current portion of this obligation is included in Accrued expenses on our Consolidated Balance Sheets.

(c)	2005 Charged to Other Accounts consists primarily of the balances acquired from our acquisition of Caesars Entertainment, Inc., on June 13, 2005. 2004 Charged to Other Accounts consists primarily of the balance acquired from our acquisition of Horseshoe Gaming Holding Corp., on July 1, 2004.

(d)	During 2002, we discovered that water leaks had caused considerable damage to a hotel tower at our property in Reno, Nevada. Following an initial assessment of the extent of the damage, our design and construction department (assisted by third-party experts) estimated that the costs to repair the damage would total approximately $5 million.