Form 10-Q
period 2007-03-31
HARRAHS ENTERTAINMENT INC
filed 2007-05-08
CIK 858339

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 1-10410

HARRAH’S ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	I.R.S. No. 62-1411755
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Caesars Palace Drive Las Vegas, Nevada	89109
(Address of principal executive offices)	(Zip Code)

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

As of April 30, 2007, there were 186,682,722 shares of the Company’s Common Stock outstanding.

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

Results of operations for interim periods are not necessarily indicative of a full year of operations. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(In millions, except share amounts)	Mar. 31, 2007	Dec. 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$745.5	$799.6
Receivables, less allowance for doubtful accounts of $104.6 and $94.7	412.1	429.6
Deferred income taxes	140.2	143.6
Income tax receivable	27.6	28.5
Prepayments and other	176.2	166.5
Inventories	69.3	63.0

Total current assets	1,570.9	1,630.8

Land, buildings, riverboats and equipment	17,484.5	16,744.9
Less: accumulated depreciation	(2,876.4)	(2,723.9)

	14,608.1	14,021.0
Assets held for sale (Notes 1 and 11)	19.0	387.3
Goodwill (Notes 3 and 4)	3,697.7	3,689.4
Intangible assets (Notes 3 and 4)	2,077.6	2,044.5
Deferred costs and other	514.9	511.9

	$22,488.2	$22,284.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$373.8	$465.0
Accrued expenses	1,365.7	1,324.8
Current portion of long-term debt (Note 6)	2.3	451.2

Total current liabilities	1,741.8	2,241.0
Liabilities held for sale (Notes 1 and 11)	0.6	0.6
Long-term debt (Note 6)	12,151.0	11,638.7
Deferred credits and other	508.8	384.2
Deferred income taxes	1,801.6	1,896.9

	16,203.8	16,161.4

Minority interests	56.1	52.4

Commitments and contingencies (Notes 6, 8, 9 and 11)

Stockholders’ equity (Notes 5 and 6)
Common stock, $0.10 par value, authorized - 720,000,000 shares, outstanding - 186,621,491 and 186,146,738 shares (net of 35,952,974 and 35,735,329 shares held in treasury)	18.7	18.6
Capital surplus	5,207.9	5,148.2
Retained earnings	1,003.4	907.1
Accumulated other comprehensive loss	(1.7)	(2.8)

	6,228.3	6,071.1

	$22,488.2	$22,284.9

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	First Quarter Ended March 31,
(In millions, except per share amounts)	2007	2006
Revenues
Casino	$2,152.4	$1,898.1
Food and beverage	424.2	394.6
Rooms	346.3	314.2
Management fees	22.4	21.5
Other	165.5	138.7
Less: casino promotional allowances	(455.2)	(410.2)

Total revenues	2,655.6	2,356.9

Operating expenses
Direct
Casino	1,086.3	915.3
Food and beverage	171.1	182.3
Rooms	65.4	70.3
Property general, administrative and other	634.4	498.9
Depreciation and amortization	190.3	155.8
Write-downs, reserves and recoveries	(7.4)	3.2
Project opening costs	8.9	4.5
Corporate expense	33.4	42.5
Merger and integration costs	4.0	13.4
Loss/(income) on interests in nonconsolidated affiliates	0.1	(2.1)
Amortization of intangible assets	17.9	19.7

Total operating expenses	2,204.4	1,903.8

Income from operations	451.2	453.1
Interest expense, net of interest capitalized	(185.8)	(164.2)
Other income, including interest income	8.2	0.2

Income from continuing operations before income taxes and minority interests	273.6	289.1
Provision for income taxes	(100.3)	(105.6)
Minority interests	(6.1)	(5.9)

Income from continuing operations	167.2	177.6

Discontinued operations
Income from discontinued operations	27.8	7.4
Provision for income taxes	(9.7)	(2.6)

Income from discontinued operations, net	18.1	4.8

Net income	$185.3	$182.4

Earnings per share—basic
Income from continuing operations	$0.90	$0.97
Discontinued operations, net	0.10	0.03

Net income	$1.00	$1.00

Earnings per share—diluted
Income from continuing operations	$0.88	$0.95
Discontinued operations, net	0.10	0.03

Net income	$0.98	$0.98

Dividends declared per share	$0.40	$0.36

Weighted average common shares outstanding	185.5	183.2
Additional shares based on average market price for period applicable to:
Restricted stock	0.3	0.4
Stock options	2.3	2.7
Stock appreciation rights	0.1	—
Convertible debt	1.2	0.7

Weighted average common and common equivalent shares outstanding	189.4	187.0

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	First Quarter Ended March 31,
(In millions)	2007	2006
Cash flows from operating activities
Net income	$185.3	$182.4
Adjustments to reconcile net income to cash flows from operating activities:
Income from discontinued operations, before income taxes	(27.8)	(7.4)
Income from insurance claims for hurricane losses	(18.7)	—
Depreciation and amortization	209.8	165.6
Write-downs, reserves and recoveries	4.9	0.6
Other noncash items	14.6	18.3
Share-based compensation expense	12.3	11.5
Deferred income taxes	5.6	(2.4)
Tax benefit from stock equity plans	0.4	0.4
Minority interests’ share of income	6.1	5.9
Loss/(income) on interests in nonconsolidated affiliates	0.1	(2.1)
Net change in insurance receivables for hurricane damage	0.2	—
Returns on investment in nonconsolidated affiliate	0.5	0.4
Insurance proceeds for hurricane losses	15.6	—
Net gains from asset sales	(7.4)	(0.5)
Net change in long-term accounts	(3.7)	1.9
Net change in working capital accounts	(62.4)	(68.5)

Cash flows provided by operating activities	335.4	306.1

Cash flows from investing activities
Land, buildings, riverboats and equipment additions	(435.2)	(386.5)
Payments for businesses acquired, net of cash acquired	(4.0)	—
Proceeds from sale of discontinued operations	—	78.2
Insurance proceeds for hurricane losses for discontinued operations	2.4	28.4
Insurance proceeds for hurricane losses for continuing operations	3.8	13.2
Proceeds from sale of long-term investments	—	49.4
Investments in and advances to nonconsolidated affiliates	(0.4)	(14.7)
Proceeds from other asset sales	32.8	1.8
Increase in construction payables	2.8	41.1
Other	(62.6)	(13.2)

Cash flows used in investing activities	(460.4)	(202.3)

Cash flows from financing activities
Borrowings under lending agreements, net of deferred financing costs	5,617.6	1,122.3
Repayments under lending agreements	(5,046.6)	(1,304.2)
Scheduled debt retirements	(501.7)	(5.0)
Dividends paid	(74.6)	(66.8)
Minority interests’ distributions, net of contributions	(2.4)	(2.0)
Proceeds from exercises of stock options	31.9	28.7
Excess tax benefit from stock equity plans	22.5	10.7
Other	(4.2)	1.4

Cash flows provided by/(used in) financing activities	42.5	(214.9)

Cash flows from discontinued operations
Cash flows from operating activities	28.6	14.2
Cash flows from investing activities	(0.2)	—

Cash flows provided by discontinued operations	28.4	14.2

Net decrease in cash and cash equivalents	(54.1)	(96.9)
Cash and cash equivalents, beginning of period	799.6	724.4

Cash and cash equivalents, end of period	$745.5	$627.5

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	First Quarter Ended March 31,
(In millions)	2007	2006
Net income	$185.3	$182.4

Other comprehensive income:
Foreign currency translation adjustments, net of tax benefit of $0.3 and $0.0	1.0	—
Reclassification of loss on derivative instrument from other comprehensive income to net income, net of tax provision of $0.1 and $0.1	0.1	0.2

	1.1	0.2

Comprehensive income	$186.4	$182.6

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

Note 1—Basis of Presentation and Organization

Harrah’s Entertainment, Inc. (“Harrah’s Entertainment,” the “Company,” “we,” “our” or “us,” and including our subsidiaries where the context requires) is a Delaware corporation. As of March 31, 2007, we own or manage 49 casinos, primarily under the Harrah’s, Caesars and Horseshoe brand names in the United States. Our casino entertainment facilities include 29 land-based casinos, 12 riverboat or dockside casinos, four managed casinos on Indian lands, one combination thoroughbred racetrack and casino, one combination greyhound racetrack and casino, one combination harness racetrack and casino and one managed casino in Canada. Our 29 land-based casinos include one in Uruguay, seven in the United Kingdom, two in Egypt and one in South Africa. We view each property as an operating segment and aggregate all operating segments into one reporting segment.

On December 19, 2006, we entered into a definitive agreement for affiliates of TPG, formerly Texas Pacific Group, and Apollo Management, L.P. (“Apollo”) to acquire Harrah’s Entertainment in an all cash transaction valued on that date at approximately $27.8 billion, including the assumption of $10.7 billion of debt. Under the terms of the agreement, holders of Harrah’s Entertainment stock will receive $90.00 in cash for each outstanding share of common stock.

At a special meeting on April 5, 2007, Harrah’s Entertainment’s stockholders approved the merger and merger agreement.

The transaction is expected to be completed by the end of 2007 and is subject to customary closing conditions, including regulatory approvals. It is not subject to financing conditions. If the other closing conditions in the agreement are satisfied or waived, the affiliate of TPG and Apollo will merge with and into Harrah’s Entertainment, and Harrah’s Entertainment will be the surviving corporation and a wholly-owned subsidiary of an entity controlled by TPG and Apollo.

As a result of the merger, if completed, our stock will no longer be publicly traded.

The merger agreement with affiliates of TPG and Apollo contains customary restrictions on the operations of the Company prior to the consummation of the transaction, including restrictions related to the incurrence of debt and capital expenditures.

Certain of our properties were sold in 2006, and prior to their sales, assets and liabilities of these properties were classified in our Consolidated Condensed Balance Sheets as Assets/Liabilities held for sale, and their operating results through the date of their sales were presented as discontinued operations. See Note 11 for further information regarding discontinued operations.

Note 2—Stock-Based Employee Compensation

Effective January 1, 2006, we adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). We recognized expense of $17.0 million and $13.9 million in first quarter 2007 and first quarter 2006, respectively, for stock-based employee compensation. Effective January 1, 2007, we began allocating a portion of the expense related to stock options and stock appreciation rights to the applicable reporting unit, whereas, in first quarter 2006, that expense was included in Corporate expense. In 2007, $6.1 million of this expense is included in Corporate expense and $10.9 million of the expense is included in Property general, administrative and other in our 2007 Consolidated Condensed Statement of Income. For first quarter 2006, $13.0 million of this expense is included in Corporate expense and $0.9 million of the expense is included in Property general, administrative and other in our 2006 Consolidated Condensed Statement of Income.

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

There was no material award activity in the quarter ended March 31, 2007.

Note 3—Goodwill and Other Intangible Assets

The following table sets forth changes in our goodwill for the quarter ended March 31, 2007.

(In millions)
Balance at December 31, 2006	$3,689.4
Additions or adjustments	8.3

Balance at March 31, 2007	$3,697.7

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets.

(In millions)	March 31, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Trademarks	$31.0	$11.2	$19.8	$31.0	$9.6	$21.4
Gaming rights	37.5	2.4	35.1	37.4	2.0	35.4
Contract rights	131.7	40.0	91.7	131.7	36.6	95.1
Customer relationships	654.2	105.6	548.6	654.2	93.0	561.2

	$854.4	$159.2	695.2	$854.3	$141.2	713.1

Nonamortizing intangible assets:
Trademarks			570.2			570.2
Gaming rights			812.2			761.2

			1,382.4			1,331.4

Total			$2,077.6			$2,044.5

The aggregate amortization expense for the quarter ended March 31, 2007, for those assets that are amortized under the provisions of SFAS No. 142 was $17.9 million. Estimated annual amortization expense for those assets for the years ending December 31, 2007, 2008, 2009, 2010 and 2011 is $71.3 million, $69.7 million, $68.2 million, $61.1 million and $55.5 million, respectively. The amount of amortization to be recorded in future periods is subject to change as the purchase price allocations are refined and finalized.

Note 4—Acquisitions

London Clubs

In December 2006, we completed our acquisition of 100% of the ordinary shares of London Clubs International Limited (“London Clubs”) for approximately $590.1 million, including acquisition costs, and assumed the entity’s debt of approximately

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

$78.5 million. As of March 31, 2007, London Clubs operates seven casinos in the United Kingdom, two in Egypt and one in South Africa. London Clubs also has four additional casinos under development in the United Kingdom. The results for London Clubs are included in our operating results subsequent to its acquisition.

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

Barbary Coast

On February 27, 2007, we exchanged certain real estate, acquired for $367.9 million, that we owned on the Las Vegas Strip for property formerly known as the Barbary Coast, located at the northeast corner of Flamingo Road and Las Vegas Boulevard, between Bally’s Las Vegas and Flamingo Las Vegas. With the closing of this acquisition and other parcels under an acquisition agreement, we will have a total of nearly 350 acres of land encompassing the area between Paris Las Vegas to the south, Harrah’s Las Vegas to the north, Koval Avenue to the east and the Rio to the west. We have essentially completed our land assemblage goals in Las Vegas. We began operating the acquired property on March 1, 2007, as Bill’s Gamblin’ Hall & Saloon, and its results are included in our operating results from the date of its acquisition. For purposes of these financial statements, we have assumed that the excess of the purchase price over the net book value of the assets acquired is land costs. Values assigned to assets, including land, will be revised upon finalization of valuation studies. The purchase price allocation will be completed within one year of the acquisition.

Note 5—Stockholders’ Equity

In addition to its common stock, Harrah’s Entertainment has the following classes of stock authorized but unissued:

Preferred stock, $100 par value, 150,000 shares authorized

Special stock, $1.125 par value, 5,000,000 shares authorized—

Series A Special Stock, 4,000,000 shares designated

In January 2007, the Company declared a regular cash dividend of 40 cents per share, which was paid on February 21, 2007, to stockholders of record as of the close of business on February 12, 2007. The Company has paid quarterly cash dividends since third quarter 2003. Subsequent to the end of first quarter 2007, we declared a regular quarterly cash dividend of 40 cents per share, payable on May 23, 2007, to stockholders of record as of the close of business on May 9, 2007.

Note 6—Debt

At March 31, 2007, $500 million, face amount, of our 7.125% Senior Notes due June 2007 and $250 million, face amount, of our floating rate Senior Notes due February 2008, are classified as long-term in our Consolidated Condensed Balance Sheet because the Company has both the intent and the ability to refinance these notes.

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

Credit Agreement

As of March 31, 2007, our credit facilities (the “Credit Agreement”) provide for up to $5.0 billion in borrowings, maturing on April 25, 2011. Interest on the Credit Agreement is based on our debt ratings and leverage ratio and is subject to change. As of March 31, 2007, the Credit Agreement bore interest based upon 62.5 basis points over LIBOR and bore a facility fee for borrowed and unborrowed amounts of 17.5 basis points, a combined 80.0 basis points. At our option, we may borrow at the prime rate under the Credit Agreement. As of March 31, 2007, $3.7 billion in borrowings was outstanding under the Credit Agreement with an additional $93.7 million committed to back letters of credit. After consideration of these borrowings, $1.2 billion of additional borrowing capacity was available to the Company under this facility as of March 31, 2007.

Additional Credit Agreement

On February 14, 2007, we entered into an Additional Credit Agreement that provides for a term loan of $1.125 billion and revolving advances of $1.125 billion, totaling an aggregate principal amount of $2.25 billion, maturing February 14, 2010. The additional credit facilities will provide funds to cover debt service requirements and other working capital needs until the merger is complete. The Credit Agreement remains in effect and is not affected by the Additional Credit Agreement. As of March 31, 2007, $1.125 billion in borrowings was outstanding under the Additional Credit Agreement, with an additional $1.125 billion of borrowing capacity available to the Company under this agreement.

Contingent Convertible Senior Notes

Included in the debt assumed in the Caesars acquisition is $375 million Floating Rate Contingent Convertible Senior Notes due 2024. The notes bear interest at an annual rate equal to the three month LIBOR, adjusted quarterly. The interest rate on these notes was 5.4% at March 31, 2007. The notes are convertible into cash and shares of common stock in the following circumstances:

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

Because the closing price of our common stock was more than 120% of the Conversion Price of the notes for 20 of the last 30 trading days of the quarter ended March 31, 2007, these notes are currently convertible.

Holders may convert any outstanding notes into cash and shares of the Company’s common stock at a conversion price per share of $66.16 (the “Conversion Price”) at March 31, 2007. This represents a conversion rate of approximately 15.1149 shares of common stock per $1,000 principal amount of notes (the “Conversion Rate”). Subject to certain exceptions described in the indenture covering these notes, at the time the notes are tendered for conversion, the value (the “Conversion Value”) of the cash and shares of the Company’s common stock, if any, to be received by a holder converting $1,000 principal amount of the notes will be determined by multiplying the Conversion Rate by the “Ten Day Average Closing Stock Price,” which equals the average of the closing per share

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

prices of the Company’s common stock on the New York Stock Exchange on the ten consecutive trading days beginning on the second trading day following the day the notes are submitted for conversion. The Conversion Value will be delivered to holders as follows: (1) an amount in cash (the “Principal Return”) equal to the lesser of (a) the aggregate Conversion Value of the notes to be converted and (b) the aggregate principal amount of the notes to be converted, and (2) if the aggregate Conversion Value of the notes to be converted is greater than the Principal Return, any amount in shares (the “Net Shares”) equal to the aggregate Conversion Value less the Principal Return (the “Net Share Amount”). The Company will pay the Principal Return and deliver the Net Shares, if any, as promptly as practicable after determination of the Net Share Amount. The number of Net Shares to be paid will be determined by dividing the Net Share Amount by the Ten Day Average Closing Stock Price.

The Conversion Price decreases when cash dividends are declared so that the Conversion Price equals the price determined by multiplying the Conversion Price in effect immediately prior to the record date for such dividend by a fraction, (i) the numerator of which is the average of the pre-dividend sale price, as defined in the agreement, minus the amount of the cash dividend, and (ii) the denominator of which is the pre-dividend sale price. As a result of the first quarter 2007 cash dividend, the Conversion Price was adjusted from $66.47 at December 31, 2006, to $66.16 at March 31, 2007.

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

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of March 31, 2007, we have one interest rate swap agreement for a notional amount of $200 million. The difference to be paid or received under the terms of the interest rate swap agreement is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreement will have a corresponding effect on future cash flows. The major terms of the interest rate swap are as follows.

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

Effective Date	Type of Hedge	Fixed Rate Received	Variable Rate Paid as of Mar. 31, 2007	Notional Amount	Maturity Date
				(In millions)
Jan. 30, 2004	Fair Value	7.125%	9.577%	$200	June 1, 2007

The Company’s interest rate swap qualifies for the “shortcut” method allowed under SFAS No. 133, which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments.

Subsequent to the end of first quarter, we entered into five floating-to-fixed rate swap agreements against our existing bank facility for a total notional amount of $1.0 billion. The swaps expire in April 2011. Fixed rates on the swaps range from 4.896% to 4.925%. We entered into the swap agreements to re-balance the mix of our fixed and floating rate debt.

Commercial Paper

To provide the Company with cost-effective borrowing flexibility, we have a $200 million commercial paper program that is used to borrow funds for general corporate purposes. At March 31, 2007, there were no borrowings under this program.

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

Retirement of Debt

In February 2007, $496.7 million of our 9.375% Senior Subordinated Notes matured and was retired, using proceeds from our Additional Credit Agreement.

Debt Repurchase Program

In July 2003, our Board of Directors authorized the Company to retire, from time to time through cash purchases, portions of our outstanding debt in open market purchases, privately negotiated transactions or otherwise. These repurchases will be funded through available cash from operations and borrowings from our established debt programs. Such repurchases will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. No repurchases were made under this program during first quarter 2007.

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

Note 7—Supplemental Cash Flow Disclosures

Cash Paid for Interest and Taxes

The following table reconciles our Interest expense, net of interest capitalized, per the Consolidated Condensed Statements of Income, to cash paid for interest:

(In millions)	First Quarter Ended March 31,
	2007	2006
Interest expense, net of interest capitalized	$185.8	$164.2
Adjustments to reconcile to cash paid for interest:
Net change in accruals	(2.9)	4.5
Amortization of deferred finance charges	(2.2)	(2.3)
Net amortization of discounts and premiums	11.2	18.0

Cash paid for interest, net of amount capitalized	$191.9	$184.4

Cash payments/(refunds) of income taxes, net	$7.4	$(9.8)

Note 8—Commitments and Contingent Liabilities

Contractual Commitments

We continue to pursue additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties, guarantees by the Company of third-party debt and development completion guarantees.

The agreements under which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled payments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations of the Indian-owned properties to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. As of March 31, 2007, our aggregate monthly commitment for the minimum guaranteed payment pursuant to these contracts for the four managed Indian-owned facilities now open, which extend for periods of up to 80 months from March 31, 2007, is $1.2 million. The maximum exposure for the minimum guaranteed payments to the tribes is unlikely to exceed $65.8 million.

We may guarantee all or part of the debt incurred by Indian tribes, with which we have entered into management contracts, to fund development or expansion of casino facilities on the Indian lands. For all existing guarantees of Indian debt, we have obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, that the value of such property would satisfy our obligations in the event these guarantees were enforced. Additionally, we have received limited waivers from the Indian tribes of their sovereign immunity to allow us to pursue our rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken. The aggregate outstanding balance of such debt as of March 31, 2007, was $179.7 million.

Some of our guarantees of the debt for casinos on Indian lands were modified during 2003, resulting in the requirement under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

Indebtedness of Others,” to recognize a liability for the estimated fair value of those guarantees. Liabilities, representing the fair value of our guarantees, and corresponding assets, representing the portion of our management fee receivable attributable to our agreements to provide the related guarantees, were recorded and are being amortized over the lives of the related agreements. We estimate the fair value of the obligations by considering what premium would have been required by us or by an unrelated party. The amounts recognized represent the present value of the premium in interest rates and fees that would have been charged to the tribes if we had not provided the guarantees. Because we will not renew the management agreement for one of the properties for which we had such a guarantee, the liability and corresponding asset were written off in first quarter 2007. The unamortized balance of the liability for the remaining guarantee and of the related asset at March 31, 2007, was $2.1 million.

In February 2007, we entered into an agreement with the State of Louisiana whereby we extended our guarantee of an annual payment obligation of JCC, our wholly-owned subsidiary, of $60 million owed to the State of Louisiana. The guarantee was extended for one year to end March 31, 2009.

We are also obligated to pay the State of Illinois annual minimum payments totaling $159 million for gaming taxes. This obligation terminates on July 1, 2007, or earlier if certain gaming license changes occur in Illinois.

In addition to the guarantees discussed above, as of March 31, 2007, we had commitments and contingencies of $1,999.3 million, including construction-related commitments.

Severance Agreements

As of March 31, 2007, we have severance agreements with 27 of our senior executives, which provide for payments to the executives in the event of their termination after a change in control, as defined. These agreements provide, among other things, for a compensation payment of 1.5 to 3.0 times the executive’s average annual compensation, as defined, as well as for accelerated payment or accelerated vesting of any compensation or awards payable to the executive under any of our incentive plans. The estimated amount, computed as of March 31, 2007, that would be payable under the agreements to these executives based on the compensation payments and stock awards aggregated approximately $219.9 million. The estimated amount that would be payable to these executives does not include an estimate for the tax gross-up payment, provided for in the agreements, that would be payable to the executive if the executive becomes entitled to severance payments which are subject to federal excise tax imposed on the executive.

Self-Insurance

We are self-insured for various levels of general liability, workers’ compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims.

Note 9—Litigation

Certain of our legal proceedings are reported in our Annual Report on Form 10-K for the year ended December 31, 2006, with material developments since that report described below. We are involved in various inquiries, administrative proceedings and litigation relating to contracts, sales of property and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, we believe that the final outcome of these matters will not have a material adverse effect upon our consolidated financial position or our results of operations.

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

On March 8, 2007, Harrah’s Entertainment, our board of directors, and the other named defendants in the Delaware and Nevada Lawsuits described in our Annual Report on Form 10-K for the year ended December 31, 2006, entered into a memorandum of understanding with plaintiffs’ counsel in those lawsuits. Under the terms of the memorandum, Harrah’s Entertainment, our board of directors, the other named defendants, and the plaintiffs have agreed in principle that the Initial Nevada Lawsuits and the Delaware Lawsuit will be dismissed without prejudice and, subject to court approval, the Subsequent Nevada Lawsuits would be dismissed with prejudice.

Harrah’s Entertainment, our board of directors, and the other defendants deny all of the allegations in the lawsuits. Nevertheless, the defendants have agreed in principle to settle the purported class action litigations in order to avoid costly litigation and mitigate the risk of any delay to the closing of the merger. Pursuant to the terms of the memorandum, we have agreed to provide certain additional information to stockholders that has been included in our definitive proxy statement dated March 8, 2007. In addition, Harrah’s Entertainment or its successor has agreed to pay the legal fees and expenses of plaintiffs’ counsel, up to a certain limit and subject to approval by the court. Any payment of legal fees and expenses will not affect the amount of consideration to be paid in the acquisition by affiliates of TPG and Apollo. The entry of a final judgment and the grant of a release against Harrah’s Entertainment, our board of directors and the other named defendants will not affect the rights of any stockholders who timely and validly request exclusion from the settlement class pursuant to applicable law or who seek appraisal rights in compliance with all requirements of Delaware law. Additional details of the settlement in principle will be set forth in a separate notice to be sent to stockholders prior to a court hearing to consider the settlement, including any award of attorneys’ fees.

Note 10—Income Taxes

The Company and/or its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign jurisdictions. The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2004. The Internal Revenue Service (the “IRS”) commenced an examination of the Company’s U.S. income tax returns for 2004 and 2005 during fourth quarter 2006. The fieldwork is expected to be completed during first quarter 2008. As of March 31, 2007, the IRS has not proposed any significant adjustments. Although most state income tax returns prior to 2003 are no longer subject to review by state tax authorities, various entities operating in New Jersey continue to be subject to examination by New Jersey tax authorities (the “NJTA”) for tax years as early as 1999. The NJTA are currently examining the returns for 1999 through 2001 and are also expected to examine income tax returns for subsequent years after the fieldwork for the earlier audit cycle is completed. Additionally, the statute of limitations for a 2002 Australian income tax return remains open, but we expect to resolve during this year the matter of whether the gain on the sale of an Australian subsidiary is subject to Australian capital gains tax.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, we recognized approximately a $12 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. The amount of unrecognized tax benefits as of January 1, 2007, and March 31, 2007, are $183 million and $161 million, respectively. We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. We had approximately $40 million for the payment of interest and penalties accrued at December 31, 2006. Included in the balance of unrecognized tax benefits at January 1, 2007, are $48 million of unrecognized tax benefits that, if recognized, would impact the effective tax rate. As a result of negotiations with the Australian Tax Office, payments made in connection with various amended state tax returns and expected assessments, we expect that the amount of unrecognized tax benefits will decrease during 2007 between $20 million and $50 million. Prior to the end of 2007, we will finalize our purchase accounting adjustments related to the acquisition of London Clubs. As a result of the purchase accounting adjustments, it may be necessary to adjust the amount of unrecognized tax benefits for London Clubs. No range of possible adjustment has been defined as of the date of these financial statements.

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

Note 11—Discontinued Operations

In November 2006, we sold Harrah’s Lake Charles, which had been damaged in a hurricane in September 2005. Results for Harrah’s Lake Charles, until its sale in November 2006, were presented as discontinued operations. We recorded a pretax gain of approximately $10.9 million on this sale. Pursuant to the terms of the sale agreement, we are to retain all insurance proceeds related to Harrah’s Lake Charles, and in first quarter 2007, $16.6 million of insurance proceeds related to Lake Charles claims are reported in Discontinued operations in our Consolidated Condensed Statement of Income.

In March 2006, we sold the assets of Grand Casino Gulfport, which had been damaged in a hurricane in August 2005, in their “as is” condition, and those assets were included in Assets/Liabilities held for sale in our 2006 Consolidated Condensed Balance Sheets. Operating results for Grand Casino Gulfport were presented as discontinued operations until its sale. No gain or loss was recorded on this sale. Pursuant to the terms of the sale agreement, we are to retain all insurance proceeds related to Grand Casino Gulfport, and in first quarter 2007, $11.4 million of insurance proceeds related to Mississippi Gulf Coast claims are reported in Discontinued operations in our Consolidated Condensed Statement of Income.

Flamingo Laughlin was sold in May 2006. Prior to its sale, Flamingo Laughlin’s results were presented as discontinued operations, and its assets and liabilities were included in Assets/Liabilities held for sale in our consolidated balance sheets. No gain or loss was recorded on this sale.

The sale of Reno Hilton closed in June 2006. Prior to its sale, Reno Hilton’s results were presented as discontinued operations, and its assets and liabilities were included in Assets/Liabilities held for sale in our consolidated balance sheets. No gain or loss was recorded on this sale.

Note 12—Hurricane-Damaged Properties

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

Insurance covers the repair or replacement of our assets that suffered loss or damage in the hurricanes. Our insurance policies also provide coverage for interruption to our business, including lost profits, and reimbursement for other expenses and costs we have incurred relating to the damages and losses suffered. We are working closely with our insurance carriers and claims adjusters to ascertain the full amount of insurance proceeds due to us as a result of the damages and losses. Due to our expectation that the costs incurred in the aftermath of the storm would be less than the anticipated business interruption insurance proceeds, post-storm costs are

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

offset by the expected recovery. Insurance proceeds have exceeded the net book value of the impacted assets and costs and expenses that are expected to be reimbursed under our business interruption claims, and the excess is recorded as income in the line item, “Write-downs, reserves and recoveries,” for properties included in continuing operations and in the line item, “Income/(loss) from discontinued operations,” for properties included in discontinued operations. In first quarter 2007, $18.7 million of insurance proceeds is included in Write-downs, reserves and recoveries and $28.0 million of insurance proceeds is included in Discontinued operations in our Consolidated Condensed Statements of Income.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial position and operating results of Harrah’s Entertainment, Inc. (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as “Harrah’s Entertainment,” the “Company,” “we,” “our” and “us”) for first quarter 2007 and 2006, updates, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our 2006 Annual Report on Form 10-K.

AGREEMENT WITH PRIVATE EQUITY FIRMS

On December 19, 2006, we entered into a definitive agreement for affiliates of TPG, formerly Texas Pacific Group, and Apollo Management, L.P. (“Apollo”) to acquire Harrah’s Entertainment in an all cash transaction valued on that date at approximately $27.8 billion, including the assumption of $10.7 billion of debt. Under the terms of the agreement, holders of Harrah’s Entertainment stock will receive $90.00 in cash for each outstanding share of common stock.

At a special meeting on April 5, 2007, Harrah’s Entertainment’s stockholders approved the merger and merger agreement.

The transaction is expected to be completed by the end of 2007 and is subject to customary closing conditions, including regulatory approvals. It is not subject to financing conditions. If the other closing conditions in the agreement are satisfied or waived, the affiliate of TPG and Apollo will merge with and into Harrah’s Entertainment, and Harrah’s Entertainment will be the surviving corporation and a wholly-owned subsidiary of an entity controlled by TPG and Apollo.

As a result of the merger, if completed, our stock will no longer be publicly traded.

The merger agreement with affiliates of TPG and Apollo contains customary restrictions on the operations of the Company prior to the consummation of the transaction, including restrictions related to the incurrence of debt and capital expenditures.

OPERATING RESULTS AND DEVELOPMENT PLANS

Overall

(In millions, except earnings per share)	First Quarter		Percentage Increase/ (Decrease)
	2007	2006
Casino revenues	$2,152.4	$1,898.1	13.4%
Total revenues	2,655.6	2,356.9	12.7%
Income from operations	451.2	453.1	(0.4)%
Income from continuing operations	167.2	177.6	(5.9)%
Net income	185.3	182.4	1.6%
Earnings per share—diluted
From continuing operations	0.88	0.95	(7.4)%
Net income	0.98	0.98	—
Operating margin	17.0%	19.2%	(2.2	)pts

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

Las Vegas	Atlantic City	Louisiana/Mississippi	Iowa/Missouri
Caesars Palace	Harrah’s Atlantic City	Harrah’s New Orleans	Harrah’s St. Louis
Bally’s Las Vegas	Showboat Atlantic City	Harrah’s Louisiana Downs	Harrah’s North Kansas City
Flamingo Las Vegas	Bally’s Atlantic City	Horseshoe Bossier City	Harrah’s Council Bluffs
Harrah’s Las Vegas	Caesars Atlantic City	Grand Casino Biloxi	Horseshoe Council Bluffs/
Paris Las Vegas	Harrah’s Chester	Grand Casino Tunica	Bluffs Run
Rio		Horseshoe Tunica
Imperial Palace		Sheraton Tunica
Bill’s Gamblin’ Hall & Saloon

Illinois/Indiana	Other Nevada	Managed/International/Other
Caesars Indiana	Harrah’s Reno	Harrah’s Ak-Chin
Harrah’s Joliet	Harrah’s Lake Tahoe	Harrah’s Cherokee
Harrah’s Metropolis	Harveys Lake Tahoe	Harrah’s Prairie Band
Horseshoe Hammond	Bill’s Lake Tahoe	Harrah’s Rincon
	Harrah’s Laughlin	Conrad Punta del Este
Casino Windsor (1)
London Clubs International (2)

(1)	We have a 50 percent interest in Windsor Casino Limited, which manages this property. The province of Ontario owns the complex.
(2)	Operates 7 casino clubs in the United Kingdom, 2 in Egypt and 1 in South Africa.

Included in income from operations for each grouping are project opening costs and write-downs, reserves and recoveries. Project opening costs include costs incurred in connection with the integration of acquired properties into Harrah’s Entertainment’s systems and technology and costs incurred in connection with expansion and renovation projects at various properties. Write-downs, reserves and recoveries include various pretax charges to record asset impairments, contingent liability reserves, project write-offs and demolition costs, recoveries of previously recorded charges and other non-routine transactions, including insurance proceeds in excess of the net book value of the impacted assets and costs and expenses that are expected to be reimbursed under our business interruption claims.

Las Vegas Results

(In millions)	First Quarter		Percentage
			Increase/
	2007	2006	(Decrease)
Casino revenues	$466.2	$421.9	10.5%
Total revenues	898.6	825.7	8.8%
Income from operations	235.6	234.1	0.6%
Operating margin	26.2%	28.4%	(2.2	)pts

Record first quarter revenues and income from operations in 2006 were driven by the robust visitor volume and cross-market play, partially offset by higher operating costs.

On February 27, 2007, we exchanged certain real estate that we owned on the Las Vegas Strip for property formerly known as the Barbary Coast, located at the northeast corner of Flamingo Road and Las Vegas Boulevard, between Bally’s Las Vegas and Flamingo Las Vegas. With the closing of this acquisition and other parcels under an acquisition agreement, we will have a total of nearly 350 acres of land encompassing the area between Paris Las Vegas to the south, Harrah’s Las Vegas to the north, Koval Avenue to the east and the Rio to the west. We have essentially completed our land assemblage goals in Las Vegas. We began operating the acquired property on March 1, 2007, as Bill’s Gamblin’ Hall & Saloon, and its results are included in our operating results from the date of its acquisition.

Atlantic City Results

			Percentage
	First Quarter		Increase/
(In millions)	2007	2006	(Decrease)
Casino revenues	$573.0	$507.0	13.0%
Total revenues	546.0	490.2	11.4%
Income from operations	72.0	95.8	(24.8)%
Operating margin	13.2%	19.5%	(6.3	)pts

Atlantic City regional revenues increased in 2007 due to the inclusion of Harrah’s Chester, which opened for simulcasting and live harness racing on September 10, 2006 and for slots play on January 22, 2007. The Atlantic City market was affected by the opening of three slot parlors in eastern Pennsylvania and one in Yonkers, New York, resulting in lower revenues for the market and higher operating expenses, including promotional and marketing costs aimed at attracting and retaining customers.

Construction is underway on an upgrade and expansion of Harrah’s Atlantic City, which will include a new hotel tower with approximately 960 rooms, a casino expansion and a retail and entertainment complex. A new 620-seat buffet and substantially all of a retail promenade opened on February 16, 2007. We expect the new hotel tower to open in the second quarter of 2008. This project is expected to cost approximately $550 million, $178.1 million of which had been spent as of March 31, 2007.

Louisiana/Mississippi Results

(In millions)	First Quarter		Percentage Increase/ (Decrease)
	2007	2006
Casino revenues	$374.5	$303.4	23.4%
Total revenues	390.5	305.7	27.7%
Income from operations	75.5	65.2	15.8%
Operating margin	19.3%	21.3%	(2.0	)pts

Grand Casino Gulfport was sold in March 2006, and Harrah’s Lake Charles was sold in November 2006. Results of Grand Casino Gulfport and Harrah’s Lake Charles are classified as discontinued operations through the dates of their sales and are, therefore, not included in our Louisiana/Mississippi grouping.

Combined first quarter 2007 revenues from our properties in Louisiana and Mississippi were higher than in first quarter 2006 due to contributions from Harrah’s New Orleans and Grand Casino Biloxi, which were closed for a portion of first quarter 2006 and all of first quarter 2006, respectively, due to damages caused by Hurricane Katrina. First quarter 2007 income from operations includes insurance proceeds of $18.7 million that are in excess of the net book value of the impacted assets and costs and expenses that are expected to be reimbursed under our business interruption claims. Income from operations was negatively impacted by increased promotional spending in the Tunica market. Insurance proceeds are included in Write-downs, reserves and recoveries in our 2006 Consolidated Condensed Statements of Income.

The 26-story, 450-room hotel at Harrah’s New Orleans opened in September 2006.

After being closed for a year due to Hurricane Katrina, Grand Casino Biloxi opened in August 2006 with approximately 650 slot machines and 20 table games, a 500-room hotel, restaurants and other amenities. In November 2006, we acquired the remaining assets of Casino Magic Biloxi, which is adjacent to the site of Grand Casino Biloxi. We continue to examine our options for an expanded facility in Biloxi.

Iowa/Missouri Results

			Percentage
	First Quarter		Increase/
(In millions)	2007	2006	(Decrease)
Casino revenues	$191.1	$194.8	(1.9)%
Total revenues	201.7	201.1	0.3%
Income from operations	33.1	31.6	4.7%
Operating margin	16.4%	15.7%	0.7	pt

Combined first quarter 2007 total revenues and income from operations at our Iowa and Missouri properties were higher than in last year’s first quarter, due to the strong performance at Horseshoe Council Bluffs where a renovation, expansion and rebranding was completed in March 2006. Partially offsetting the first quarter performance at Horseshoe Council Bluffs were lower revenues and income from operations at our other Iowa/Missouri properties driven by the competitive markets and poor weekend weather in January and February of 2007.

Illinois/Indiana Results

(In millions)	First Quarter		Percentage Increase/ (Decrease)
	2007	2006
Casino revenues	$336.8	$321.6	4.7%
Total revenues	324.5	311.7	4.1%
Income from operations	51.1	62.2	(17.8)%
Operating margin	15.7%	20.0%	(4.3	)pts

Combined first quarter 2007 revenues increased over last year’s first quarter revenues, however, income from operations was lower than in the first quarter of 2007 due, in part, to a 3% tax assessed by Illinois against certain gaming operations in July 2006. Subsequent to first quarter 2007, the 3% tax that was assessed on Harrah’s Joliet and three unrelated riverboats was declared unconstitutional by a State court. A motion has been filed asking the court to declare that the riverboats can cease making payments immediately, and we will also ask for the return of the money that has been paid for this tax; however, given the uncertainty of the situation, we will continue to accrue and pay this tax. As of March 31, 2007, Harrah’s Joliet has paid approximately $9.0 million for this tax since it was first assessed in July 2006. Higher non-operating expenses in first quarter 2007 also impacted income from operations.

Construction began in second quarter 2006 on the renovation and expansion of Horseshoe Hammond, which will include a two-level entertainment vessel including a 108,000 square-foot casino. The project is expected to cost approximately $485 million, $110.1 million of which had been spent as of March 31, 2007. The project is tentatively scheduled for completion in mid-2008.

Other Nevada Results

(In millions)	First Quarter		Percentage Increase/ (Decrease)
	2007	2006
Casino revenues	$121.6	$119.7	1.6%
Total revenues	153.6	152.9	0.5%
Income from operations	20.5	23.4	(12.4)%
Operating margin	13.3%	15.3%	(2.0	)pts

First quarter 2007 revenues were level with revenues in first quarter last year, but income from operations from our Nevada properties outside of Las Vegas were lower than in first quarter 2006. 2007 results for this group were affected by higher customer complimentary costs and poor ski conditions in the Lake Tahoe market.

Managed/International/Other

(In millions)	First Quarter		Percentage Increase/ (Decrease)
	2007	2006
Revenues
Managed	$22.4	$21.5	4.2%
International	101.0	34.7	N/M
Other	17.3	13.4	29.1%

Total Revenues	$140.7	$69.6	N/M

Income/(loss) from operations
Managed	$17.6	$16.8	4.8%
International	14.0	12.8	9.4%
Other	(30.8)	(32.9)	(6.4)%

Total Income/(loss) from operations	$0.8	$(3.3)	N/M

N/M=Not Meaningful

Managed, international and other results include income from our managed properties, results of our international properties and certain marketing and administrative expenses, including development costs, and income from our non-consolidated subsidiaries. Favorable results are due to inclusion of results of London Clubs International Limited (“London Clubs”), which was acquired in fourth quarter 2006. As of March 31, 2007, London Clubs owns or manages casinos in the United Kingdom, Egypt and South Africa. London Clubs also has four casinos under development in the United Kingdom.

Management of Harrah’s Prairie Band Casino will transfer to the Prairie Band Potawatomi Nation effective July 1, 2007, which is six months earlier than the termination date of the agreement.

Other Factors Affecting Net Income

	First Quarter		Percentage Increase/ (Decrease)
(In millions)	2007	2006
(Income)/expense
Corporate expense	$33.4	$42.5	(21.4)%
Merger and integration costs	4.0	13.4	(70.1)%
Amortization of intangible assets	17.9	19.7	(9.1)%
Interest expense, net	185.8	164.2	13.2%
Other income	(8.2)	(0.2)	N/M
Effective tax rate	37.5%	37.3%	0.2pt
Minority interests	$6.1	$5.9	3.4%
Discontinued operations, net of income taxes	(18.1)	(4.8)	N/M

N/M= Not Meaningful

Corporate expense decreased in first quarter 2007 from the prior year due to allocation of stock-based compensation expense to the applicable reporting unit and to implementation of cost savings and efficiencies identified in a project that began in September 2006 and is expected to continue until mid-2007.

2007 merger and integration costs include costs in connection with the review of certain strategic matters related to the proposed sale of the Company. 2006 includes costs for consultants and dedicated internal resources executing the plans for the integration of Caesars into Harrah’s Entertainment.

Amortization of intangible assets was lower in first quarter 2007 than in the first quarter last year due to finalization of the purchase price allocation for the Caesars acquisition in mid-2006 and termination of the amortization period for certain amortizing assets.

Interest expense increased in first quarter 2007 from 2006 due to increased borrowings and higher interest rates on our variable rate debt. The average interest rate on our variable-rate debt, excluding the impact of our swap agreement, was 6.0% and 5.4% at March 31, 2007 and 2006, respectively. A change in interest rates will impact our financial results. For example, assuming a constant outstanding balance for our variable-rate debt for the next twelve months, a hypothetical 1% change in corresponding interest rates would change interest expense for the next twelve months by approximately $58.2 million, or $14.6 million per quarter. At March 31, 2007, our variable-rate debt, including $200 million of fixed-rate debt for which we have entered into interest rate swap agreements, represents approximately 48% of our total debt, while our fixed-rate debt is approximately 52% of our total debt.

Other income was higher in first quarter 2007 than in first quarter last year due primarily to a gain on the sale of corporate assets. Also included in Other income is interest income on the cash surrender value of life insurance policies.

The effective tax rates for both periods are higher than the federal statutory rate due primarily to state income taxes.

Minority interests reflect minority owners’ shares of income from our majority owned subsidiaries.

First quarter 2007 Discontinued operations reflect insurance proceeds of $18.2 million, after taxes, that are in excess of the net book value of the impacted assets and costs and expenses that are expected to be reimbursed under our business interruption claims for Harrah’s Lake Charles and Grand Casino Gulfport, both of which were sold in 2006. Pursuant to the terms of the sales agreements, we will retain all insurance proceeds related to Harrah’s Lake Charles and Grand Casino Gulfport. Discontinued operations for first quarter 2006 also included Reno Hilton, Flamingo Laughlin, Harrah’s Lake Charles and Grand Casino Gulfport, all of which were sold in 2006.

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

Our planned development projects, if they go forward, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. Cash needed to finance projects currently under development as well as additional projects pursued is expected to be made available from operating cash flows, established debt programs (see DEBT AND LIQUIDITY), joint venture partners, specific project financing, guarantees of third-party debt and additional debt offerings. Our capital spending for the first three months of 2007 totaled approximately $499.5 million. Estimated total capital expenditures for 2007 are expected to be between $1.8 billion and $2.0 billion, excluding estimated expenditures for development opportunities.

The merger agreement with TPG and Apollo contains customary restrictions on the operations of the Company prior to the consummation of the transaction, including restrictions related to capital expenditures.

DEBT AND LIQUIDITY

We generate substantial cash flows from operating activities, as reflected on the Consolidated Condensed Statements of Cash Flows. These cash flows reflect the impact on our consolidated operations of the success of our marketing programs, our strategic acquisitions and on-going cost containment focus. For the first three months of 2007 and 2006, we reported cash flows from operating activities of $335.4 million and $306.1 million, respectively.

We use the cash flows generated by the Company to fund reinvestment in existing properties for both refurbishment and expansion projects, pursue additional growth opportunities via strategic acquisitions of existing companies or properties and new development opportunities and return capital to our stockholders in the form of dividends. When necessary, we supplement the cash flows generated by our operations with funds provided by financing activities.

Our cash and cash equivalents totaled approximately $745.5 million at March 31, 2007, compared to $627.5 million at March 31, 2006.

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

At March 31, 2007, $500 million, face amount, of our 7.125% Senior Notes due June 2007 and $250 million, face amount, of our Floating Rate Senior Notes due February 2008, are classified as long-term in our Consolidated Condensed Balance Sheet because the Company has both the intent and the ability to refinance these notes. The majority of our debt is due in September 2008 and beyond. Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows and from borrowings under our established debt programs. Long-term obligations are expected to be paid through operating cash flows, refinancing of debt, joint venture partners or, if necessary, additional debt offerings.

Financing of Proposed Equity Buy-Out

In connection with the proposed sale of the Company, TPG and Apollo have received a debt commitment letter from prospective arrangers and lenders to provide, subject to certain conditions, for (i) up to $9.0 billion of senior secured credit facilities for the purpose of repaying or refinancing certain existing indebtedness of Harrah’s Entertainment and its subsidiaries, as well as for providing ongoing working capital and for other general corporate purposes of the surviving corporation and its subsidiaries; (ii) up to $6.025 billion of senior unsecured bridge loans under a bridge loan facility, for the purpose of financing the merger, repaying or refinancing certain existing indebtedness of Harrah’s Entertainment and its subsidiaries and paying fees and expenses incurred in connection with the merger; and (iii) to one or more direct or indirect subsidiaries of TPG and Apollo, up to $7.25 billion (which amount may be increased by up to $750 million subject to a corresponding reduction in the other facilities) of mortgage loans and/or related mezzanine financing and/or real estate term loans under a real estate facility, for the purpose of financing the merger, repaying or refinancing certain existing indebtedness of Harrah’s and its subsidiaries and paying fees and expenses incurred in connection with the merger.

TPG and Apollo have agreed to use their reasonable best efforts to arrange the debt financing on the terms and conditions described in the commitments. The closing of the merger is not conditioned on the receipt of the debt financing.

Credit Agreement

As of March 31, 2007, our credit facilities (the “Credit Agreement”) provide for up to $5.0 billion in borrowings, maturing on April 25, 2011. Interest on the Credit Agreement is based on our debt ratings and leverage ratio and is subject to change. As of March 31, 2007, the Credit Agreement bore interest based upon 62.5 basis points over LIBOR and bore a facility fee for borrowed and unborrowed amounts of 17.5 basis points, a combined 80.0 basis points. At our option, we may borrow at the prime rate under the Credit Agreement. As of March 31, 2007, $3.7 billion in borrowings was outstanding under the Credit Agreement with an additional $93.7 million committed to back letters of credit. After consideration of these borrowings, $1.2 billion of additional borrowing capacity was available to the Company under this facility as of March 31, 2007.

Additional Credit Agreement

On February 14, 2007, we entered into an Additional Credit Agreement that provides for a term loan of $1.125 billion and revolving advances of $1.125 billion, totaling an aggregate principal amount of $2.25 billion, maturing February 14, 2010. The additional credit facilities will provide funds to cover debt service requirements and other working capital needs until the merger is complete. The Credit Agreement remains in effect and is not affected by the Additional Credit Agreement. As of March 31, 2007, $1.125 billion in borrowings was outstanding under the Additional Credit Agreement, with an additional $1.125 billion of borrowing capacity available to the Company under this agreement.

Contingent Convertible Senior Notes

Included in the debt assumed in the Caesars acquisition is $375 million Floating Rate Contingent Convertible Senior Notes due 2024. The notes bear interest at an annual rate equal to the three month LIBOR, adjusted quarterly. The interest rate on these notes was 5.4% at March 31, 2007. The notes are convertible into cash and shares of common stock in the following circumstances:

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

Because the closing price of our common stock was more than 120% of the Conversion Price of the notes for 20 of the last 30 trading days of the quarter ended March 31, 2007, these notes are currently convertible.

Holders may convert any outstanding notes into cash and shares of the Company’s common stock at a conversion price per share of $66.16 (the “Conversion Price”) at March 31, 2007. This represents a conversion rate of approximately 15.1149 shares of common stock per $1,000 principal amount of notes (the “Conversion Rate”). Subject to certain exceptions described in the indenture covering these notes, at the time the notes are tendered for conversion, the value (the “Conversion Value”) of the cash and shares of the Company’s common stock, if any, to be received by a holder converting $1,000 principal amount of the notes will be determined by multiplying the Conversion Rate by the “Ten Day Average Closing Stock Price,” which equals the average of the closing per share prices of the Company’s common stock on the New York Stock Exchange on the ten consecutive trading days beginning on the second trading day following the day the notes are submitted for conversion. The Conversion Value will be delivered to holders as follows: (1) an amount in cash (the “Principal Return”) equal to the lesser of (a) the aggregate Conversion Value of the notes to be converted and (b) the aggregate principal amount of the notes to be converted, and (2) if the aggregate Conversion Value of the notes to be converted is greater than the Principal Return, any amount in shares (the “Net Shares”) equal to the aggregate Conversion Value less the Principal Return (the “Net Share Amount”). The Company will pay the Principal Return and deliver the Net Shares, if any, as promptly as practicable after determination of the Net Share Amount. The number of Net Shares to be paid will be determined by dividing the Net Share Amount by the Ten Day Average Closing Stock Price.

The Conversion Price decreases when cash dividends are declared so that the Conversion Price equals the price determined by multiplying the Conversion Price in effect immediately prior to the record date for such dividend by a fraction, (i) the numerator of which is the average of the pre-dividend sale price, as defined in the agreement, minus the amount of the cash dividend, and (ii) the denominator of which is the pre-dividend sale price. As a result of the first quarter 2007 cash dividend, the Conversion Price was adjusted from $66.47 at December 31, 2006, to $66.16 at March 31, 2007.

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

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of March 31, 2007, we have one interest rate swap agreement for a notional amount of $200 million. The difference to be paid or received under the terms of the interest rate swap agreement is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreement will have a corresponding effect on future cash flows. The major terms of the interest rate swap are as follows.

Effective Date	Notional Amount	Fixed Rate Received	Variable Rate Paid as of Mar. 31, 2007	Last Reset Date	Maturity Date
	(In millions)
Jan. 30, 2004	$200	7.125%	9.577%	Dec. 1, 2006	June 1, 2007

The Company’s interest rate swap qualifies for the “shortcut” method allowed under SFAS No. 133, which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments.

Subsequent to the end of first quarter, we entered into five floating-to-fixed rate swap agreements against our existing bank facility for a total notional amount of $1.0 billion. The swaps expire in April 2011. Fixed rates on the swaps range from 4.896% to 4.925%. We entered into the swap agreements to re-balance the mix of our fixed and floating rate debt.

Commercial Paper

To provide the Company with cost-effective borrowing flexibility, we have a $200 million commercial paper program that is used to borrow funds for general corporate purposes. At March 31, 2007, there were no borrowings under this program.

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

Retirement of Debt

In February 2007, $496.7 million of our 9.375% Senior Subordinated Notes matured and was retired, using proceeds from our Additional Credit Agreement.

Debt Repurchase Program

In July 2003, our Board of Directors authorized the Company to retire, from time to time through cash purchases, portions of our outstanding debt in open market purchases, privately negotiated transactions or otherwise. These repurchases will be funded through available cash from operations and borrowings from our established debt programs. Such repurchases will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. No repurchases were made under this program during first quarter 2007.

Cash Dividends

In January 2007, the Company declared a regular cash dividend of 40 cents per share, which was paid on February 21, 2007, to stockholders of record as of the close of business on February 12, 2007. Subsequent to the end of first quarter 2007, our Board of Directors declared a regular quarterly cash dividend of 40 cents per share, payable on May 23, 2007, to stockholders of record as of the close of business on May 9, 2007.

Guarantees of Third-Party Debt and Other Obligations and Commitments

The tables below summarize total material additions to or changes in our contractual obligations and other commitments, which were disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our 2006 Annual Report on Form 10-K.

Contractual Obligations (In millions)	Increase/ (Decrease)	Total
Debt, including capital lease obligations	$73.7	$12,048.0
Estimated interest payments(a)	(898.2)	2,811.7
Operating lease obligations	(18.8)	2,641.7
Purchase order obligations	1.6	114.1
Guaranteed payments to State of Louisiana	(14.8)	120.0
Guaranteed payments to State of Illinois	(27.2)	18.7
Minimum franchise fee guarantee	6.2	6.2
Construction commitments	519.8	1,580.6
Community reinvestment	(4.3)	135.3
Entertainment obligations	(7.5)	83.4
Other contractual obligations	(53.5)	77.7

(a)	Estimated interest for variable rate debt is based on rates at March 31, 2007

Other Commitments (In millions)	Increase/ (Decrease)	Total
Guarantees of loans	$(6.2)	$204.2
Letters of credit	(47.6)	116.1
Minimum payments to tribes	(1.5)	65.8

The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments, pursuant to these contracts for the four managed Indian-owned facilities now open, which extend for periods of up to 80 months from March 31, 2007, is $1.2 million. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.

We may guarantee all or part of the debt incurred by Indian tribes, with which we have entered into management contracts, to fund development or expansion of casino facilities on the Indian lands. For all existing guarantees of Indian debt, we have obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, that the value of such property would satisfy our obligations in the event these guarantees were enforced. Additionally, we have received limited waivers from the Indian tribes of their sovereign immunity to allow us to pursue our rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken. The aggregate outstanding balance of such debt as of March 31, 2007, was $179.7 million.

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

Several states and Indian tribes are considering legislation enabling the development and operation of casinos or casino-like businesses in their jurisdictions. For example, legislation for new gaming was recently passed in Kansas.

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

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

We prepare our Consolidated Condensed Financial Statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated lives assigned to our assets, the determination of bad debt, asset impairment, fair value of guarantees and self-insurance reserves, the purchase price allocations made in connection with our acquisitions and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our significant accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2006 Annual Report on Form 10-K. There were no newly identified significant accounting estimates in first quarter 2007, nor were there any material changes to the critical accounting policies and estimates discussed in our 2006 Annual Report, other than the change described below.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for the Company on January 1, 2007. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The adoption of this standard resulted in a decrease to retained earnings as of January 1, 2007, of approximately $12 million. See Note 10 to our Consolidated Condensed Financial Statements for further discussion of FIN 48.

RECENTLY ISSUED ACCOUNTING STANDARDS

The following are accounting standards adopted or issued in the first quarter of 2007 that could have an impact to our Company.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, but it does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 could impact fair values assigned to assets and liabilities in any future acquisition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS No. 115,” which permits an entity to measure certain financial assets and financial liabilities at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the first fiscal year beginning after November 15, 2007. At this time, we do not expect to adopt the fair value option for assets and liabilities; however, future events and circumstances may impact that decision.

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

•	the effects of environmental and structural building conditions relating to our properties;

•	our ability to effectively integrate companies that we acquire into our operations, including London Clubs;

•	access to available and reasonable financing on a timely basis, including the financing necessary to consummate the pending sale of the Company;

•	the ability of TPG and Apollo to close the acquisition of the Company on a timely basis;

•	changes in laws, including increased tax rates, regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies;

•	litigation outcomes and judicial actions, including gaming legislative action, referenda and taxation;

•	the ability of our customer-tracking, customer loyalty and yield-management programs to continue to increase customer loyalty and same-store or hotel sales;

•	our ability to recoup costs of capital investments through higher revenues;

•	acts of war or terrorist incidents or natural disasters;

•	access to insurance on reasonable terms for our assets;

•	abnormal gaming holds; and

•	the effects of competition, including locations of competitors and operating and market competition.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed-rate and variable-rate obligations. Of our approximate $12.2 billion total debt at March 31, 2007, $5.8 billion, including $200 million of fixed-rate debt for which we have entered into an interest rate swap agreement, is subject to variable interest rates. For our fixed-rate debt subject to the interest rate swap agreement, the interest rate received was 7.125% at March 31, 2007, compared to 9.577% average interest rate paid on the swap. The average interest rate on our variable-rate debt, excluding the impact of our swap agreements, was 6.0% at March 31, 2007. Assuming a constant outstanding balance for our variable rate debt for the next twelve months, a hypothetical 1% change in interest rates would change interest expense for the next twelve months by approximately $58.2 million.

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. We have also utilized treasury rate locks to hedge the risk of future treasury rate increases for certain forecasted debt issuances, but we do not currently have any treasury rate lock agreements. We do not purchase or hold any derivative financial instruments for trading purposes.

Foreign currency translation gains and losses were not material to our results of operations for first quarter 2007. Our only material ownership interest in businesses in foreign countries is London Clubs and an approximate 90% ownership of a casino in Uruguay. Therefore, we have not been subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future operating results or cash flows. With our acquisition of London Clubs in late 2006 and development opportunities that we are pursuing in international markets, we could become subject to material foreign currency exchange rate risk in the future.

From time to time, we hold investments in various available-for-sale equity securities; however, our exposure to price risk arising from the ownership of these investments is not material to our consolidated financial position, results of operations or cash flows.

Item 4.	Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2007. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.	Controls and Procedures

Not applicable.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

Certain of our legal proceedings are reported in our Annual Report on Form 10-K for the year ended December 31, 2006, with material developments since that report described below.

On March 8, 2007, Harrah’s, our board of directors, and the other named defendants in the Delaware and Nevada Lawsuits described in our Annual Report on Form 10-K for the year ended December 31, 2006, entered into a memorandum of understanding with plaintiffs’ counsel in those lawsuits. Under the terms of the memorandum, Harrah’s, our board of directors, the other named defendants, and the plaintiffs have agreed in principle that the Initial Nevada Lawsuits and the Delaware Lawsuit will be dismissed without prejudice and, subject to court approval, the Subsequent Nevada Lawsuits would be dismissed with prejudice.

Harrah’s, our board of directors, and the other defendants deny all of the allegations in the lawsuits. Nevertheless, the defendants have agreed in principle to settle the purported class action litigations in order to avoid costly litigation and mitigate the risk of any delay to the closing of the merger. Pursuant to the terms of the memorandum, Harrah’s has agreed to provide certain additional information to stockholders that has been included in our definitive proxy statement dated March 8, 2007. In addition, Harrah’s or its successor has agreed to pay the legal fees and expenses of plaintiffs’ counsel, up to a certain limit and subject to approval by the court. Any payment of legal fees and expenses will not affect the amount of consideration to be paid in the acquisition by affiliates of TPG and Apollo. The entry of a final judgment and the grant of a release against Harrah’s, our board of directors and the other named defendants will not affect the rights of any stockholders who timely and validly request exclusion from the settlement class pursuant to applicable law or who seek appraisal rights in compliance with all requirements of Delaware law. Additional details of the settlement in principle will be set forth in a separate notice to be sent to stockholders prior to a court hearing to consider the settlement, including any award of attorneys’ fees.

In addition, the Company is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any pending litigation to have a material adverse effect on our consolidated financial position or results of operations.

Item 1A.	Risk Factors.

There have been no material changes with regard to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2007.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger among Hamlet Holdings LLC, Hamlet Merger Inc. and Harrah’s Entertainment, Inc. dated as of December 19, 2006. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed December 20, 2006.)

2.2	Waiver, dated as of January 10, 2007, to the Agreement and Plan of Merger by and among Hamlet Holdings LLC, Hamlet Merger, Inc. and Harrah’s Entertainment, Inc., dated as of December 19, 2006. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed January 12, 2007.)

3.1	Certificate of Incorporation of The Promus Companies Incorporated; Certificate of Amendment of Certificate of Incorporation of The Promus Companies Incorporated dated April 29, 1994; Certificate of Amendment of Certificate of Incorporation of The Promus Companies Incorporated dated May 26, 1995; and Certificate of Amendment of Certificate of Incorporation of The Promus Companies Incorporated dated June 30, 1995, changing its name to Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

3.2	Certificate of Amendment of Certificate of Incorporation of Harrah’s Entertainment, Inc., dated as of June 9, 2005. (Incorporated by reference to the exhibit to the Registration Statement on Form S-3/A of Harrah’s Entertainment, Inc., File No. 333-12566, filed July 1, 2005.)

3.3	Bylaws of Harrah’s Entertainment, Inc., as amended July 19, 2006. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed July 21, 2006.)

4.1	Certificate of Elimination of Series B Special Stock of Harrah’s Entertainment, Inc., dated February 21, 1997. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

4.2	Certificate of Designations of Series A Special Stock of Harrah’s Entertainment, Inc., dated February 21, 1997. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

4.3	Certificate of Amendment of the Certificate of Designations of Series A Special Stock of Harrah’s Entertainment, Inc., dated June 23, 2005. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed June 28, 2005.)

4.4	Indenture, dated as of December 18, 1998, among Harrah’s Operating Company, Inc. as obligor, Harrah’s Entertainment, Inc., as Guarantor, and IBJ Schroder Bank & Trust Company, as Trustee relating to the 7 1/2% Senior Notes Due 2009. (Incorporated by reference to the exhibit to the Registration Statement on Form S-3 of Harrah’s Entertainment, Inc. and Harrah’s Operating Company, Inc., File No. 333-69263, filed December 18, 1998.)

4.5	Indenture, dated as of November 9, 1999 between Park Place Entertainment Corp., as Issuer, and Norwest Bank Minnesota, N.A., as Trustee. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.6	Officers’ Certificate, dated as of September 12, 2000 with respect to the 8.875% Senior Subordinated Notes due 2008. (Incorporated by reference to the exhibit to Park Place Entertainment Corporation’s Current Report on Form 8-K, filed September 19, 2000.)

4.7	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of November 9, 1999, as supplemented by certain Officers’ Certificates dated as of November 9, 1999 and September 12, 2000, and as further amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 8.5% Senior Notes due 2006 and the 8.875% Senior Subordinated Notes due 2008. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.8	Indenture, dated as of January 29, 2001, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and Bank One Trust Company, N.A., as Trustee, relating to the 8.0% Senior Notes Due 2011. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

4.9	Indenture, dated as of May 14, 2001, between Park Place Entertainment Corp., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-62508, filed June 7, 2001.)

4.10	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of May 14, 2001, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.11	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of May 14, 2001, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.12	Indenture, dated as of June 14, 2001, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and Firstar Bank, N.A., as Trustee, relating to the 7 1/8% Senior Notes due 2007. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Harrah’s Entertainment, Inc. and Harrah’s Operating Company, Inc., File No. 333-68360, filed August 24, 2001.)

4.13	Indenture, dated as of August 22, 2001, between Park Place Entertainment Corp., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7.50% Senior Notes due 2009. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-69838, filed September 21, 2001.)

4.14	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of August 22, 2001, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7.50% Senior Notes due 2009. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.15	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of August 22, 2001, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7.50% Senior Notes due 2009. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.16	Indenture, dated as of March 14, 2002, between Park Place Entertainment Corp., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-86142, filed April 12, 2002.)

4.17	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of March 14, 2002, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.18	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of March 14, 2002, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.19	Indenture, dated as of April 11, 2003, between Park Place Entertainment Corp., as Issuer, and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-104829, filed April 29, 2003.)

4.20	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of April 11, 2003, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.21	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, to the Indenture, dated as of April 11, 2003, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.22	Indenture, dated as of December 11, 2003, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.375% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

4.23	Indenture, dated as of June 25, 2004, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.50% Senior Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

4.24	Indenture, dated as of February 9, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Senior Floating Rate Notes due 2008. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)

4.25	Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.26	First Supplemental Indenture, dated as of September 9, 2005, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Registration Statement on Form S-3/A of Harrah’s Entertainment, Inc., File No. 333-127210, filed September 19, 2005.)

4.27	Registration Rights Agreement, dated as of April 7, 2004, between Caesars Entertainment, Inc. and Deutsche Bank Securities Inc. relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Registration Statement on Form S-3 of Caesars Entertainment, Inc., File No. 333-115641, filed May 19, 2004.)

4.28	Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed June 3, 2005.)

4.29	First Supplemental Indenture, dated as of August 19, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Harrah’s Entertainment, Inc., File No. 333-127840, filed August 25, 2005.)

4.30	Second Supplemental Indenture, dated as of September 28, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed October 3, 2005.)

4.31	Indenture dated as of September 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.75% Senior Notes due 2017. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed October 3, 2005.)

4.32	Indenture, dated as of June 9, 2006, between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 14, 2006.)

4.33	Officers’ Certificate, dated as of June 9, 2006, pursuant to Sections 301 and 303 of the Indenture dated as of June 9, 2006 between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 14, 2006.)

4.34	Form of 6.50% Senior Note due 2016. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 14, 2006.)

10.1	Third Amended and Restated Credit Agreement, dated as of April 25, 2006 among Harrah’s Entertainment, Inc. as Guarantor, Harrah’s Operating Company, Inc. as Borrower, the Lenders named therein, Syndication Agent, Co-Documentation Agents and Administrative Agent. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed April 26, 2006.)

10.2	Amendment No. 1, dated June 16, 2006, to the Third Amended and Restated Credit Agreement, dated as of April 25, 2006 among Harrah’s Entertainment, Inc. as Guarantor, Harrah’s Operating Company, Inc. as Borrower, the Lenders named therein, Syndication Agent, Co-Documentation Agents and Administrative Agent. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.3	Amendment No. 2, dated August 16, 2006, to the Third Amended and Restated Credit Agreement, dated as of April 25, 2006 among Harrah’s Entertainment, Inc. as Guarantor, Harrah’s Operating Company, Inc. as Borrower, the Lenders named therein, Syndication Agent, Co-Documentation Agents and Administrative Agent. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.4	Amendment No. 3, dated September 29, 2006, to the Third Amended and Restated Credit Agreement, dated as of April 25, 2006 among Harrah’s Entertainment, Inc. as Guarantor, Harrah’s Operating Company, Inc. as Borrower, the Lenders named therein, Syndication Agent, Co-Documentation Agents and Administrative Agent. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed October 2, 2006.)

10.5	Additional Credit Agreement dated February 14, 2007 among Harrah’s Entertainment, Inc. as Guarantor, Harrah’s Operating Company, Inc. as Borrower and the Lenders named therein. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed February 20, 2007.)

10.6	Purchase Agreement, dated June 22, 2004, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., as Guarantor, and J.P. Morgan Securities Inc., as representative of the Initial Purchasers, relating to the 5.50% Senior Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

10.7	Purchase Agreement, dated February 4, 2005, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., as Guarantor, and Goldman Sachs & Co., as Initial Purchaser, relating to Senior Floating Rate Notes due 2008. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)

10.8	Purchase Agreement, dated May 19, 2005, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., as Guarantor, and Citigroup Global Markets Inc. and Greenwich Capital Markets, Inc., as representatives of the Initial Purchasers, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

10.9	Purchase Agreement, dated September 21, 2005, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., as Guarantor, and Citigroup Global Markets Inc. and Greenwich Capital Markets, Inc., as Representatives of the Initial Purchasers, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4/A of Harrah’s Entertainment, Inc., File No. 333-127840, filed October 18, 2005.)

10.10	Additional Purchase Agreement, dated September 21, 2005, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., as Guarantor, and Barclays Capital Inc. and Citigroup Global Markets Inc., as Representatives of the Initial Purchasers, relating to the 5.75% Senior Notes due 2017. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4/A of Harrah’s Entertainment, Inc., File No. 333-127840, filed October 18, 2005.)

10.11	Issuing and Paying Agent Agreement, dated as of May 19, 2000, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and Bank One, National Association, as issuing and paying agent; Corporate Commercial Paper Master Note in favor of Cede & Co., as nominee of The Depository Trust Company, by Harrah’s Operating Company, Inc., as Issuer, and Bank One, N.A., as Paying Agent. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

10.12	Commercial Paper Dealer Agreement, dated as of May 3, 2000, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and Credit Suisse First Boston Corporation, as Dealer. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

10.13	Form of Interest Rate Swap Agreements with BNP Paribas, JPMorgan Chase Bank, and The Royal Bank of Scotland PLC. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004.)

†10.14	Employment Agreement dated as of September 4, 2002, between Harrah’s Entertainment, Inc. and Gary W. Loveman. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)

†10.15	Amendment dated as of October 31, 2005, to Employment Agreement dated as of September 4, 2002, between Harrah’s Entertainment, Inc. and Gary W. Loveman. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.)

†10.16	Severance Agreement dated January 1, 2003 entered into with Gary W. Loveman (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

†10.17	Form of Employment Agreement between Harrah’s Operating Company, Inc. and Charles L. Atwood, Stephen H. Brammell, Jonathan S. Halkyard, Thomas M. Jenkin, Janis L. Jones, David W. Norton, John Payne, Virginia E. Shanks, Timothy S. Stanley, Mary H. Thomas and J. Carlos Tolosa. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

†10.18	Form of Severance Agreement entered into with Charles L. Atwood, Stephen H. Brammell, Jonathan S. Halkyard, Thomas M. Jenkin, Janis L. Jones, David W. Norton, John Payne, Virginia E. Shanks, Timothy S. Stanley, Mary H. Thomas and J. Carlos Tolosa. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

10.19	Form of Indemnification Agreement entered into by The Promus Companies Incorporated and each of its directors and executive officers. (Incorporated by reference to the exhibit to the Registration Statement of Harrah’s Entertainment, Inc. on Form 10, File No. 1-10410, filed on December 13, 1989.)

10.20	Form of Supplemental Indemnification Agreement entered into by Harrah’s Entertainment, Inc. and each of its directors and executive officers. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed July 21, 2006.)

†10.21	Financial Counseling Plan of Harrah’s Entertainment, Inc. as amended June 1996. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

†10.22	The Promus Companies Incorporated 1996 Non-Management Director’s Stock Incentive Plan dated April 5, 1995. (Incorporated by reference to the exhibit to the Company’s Proxy Statement for the 1995 Annual Meeting of Stockholders, filed April 25, 1995.)

†10.23	Amendment dated February 20, 1997 to 1996 Non-Management Director’s Stock Incentive Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.)

†10.24	Amendment dated as of November 15, 2000 to the 1996 Non-Management Directors Stock Incentive Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

10.25	Summary Plan Description of Executive Term Life Insurance Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

†10.26	Executive Supplemental Savings Plan dated February 21, 2001. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.)

†10.27	First Amendment, dated May 2, 2001, to the Executive Supplemental Savings Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

†10.28	2001 Restatement of the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, amended and restated effective April 1, 2001. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.)

†10.29	Second Amendment, effective January 1, 2002, to the 2001 Restatement of the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)

†10.30	Third Amendment dated January 1, 2003 to the 2001 Restatement of the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

†10.31	Fourth Amendment dated August 19, 2004 to the 2001 Restatement of the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)

†10.32	Fifth Amendment dated December 16, 2004 to the 2001 Restatement of the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed December 17, 2004.)

†10.33	Sixth Amendment, effective as of January 1, 2005, to the 2001 Restatement of the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

†10.34	Seventh Amendment, effective as of December 19, 2006, to the 2001 Restatement of the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.35	Executive Supplemental Savings Plan II effective as of January 1, 2005. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed December 17, 2004.)

†10.36	First Amendment, effective as of January 25, 2005, to the Executive Supplemental Savings Plan II. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)

†10.37	Second Amendment, effective as of February 11, 2005, to the Executive Supplemental Savings Plan II. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)

†10.38	Amendment and Restatement of the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective January 1, 2005. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

†10.39	Park Place Entertainment Corporation 1998 Stock Incentive Plan. (Incorporated by reference to the exhibit filed with the Registration Statement of Park Place Entertainment Corporation on Form S-8, filed on December 22, 1998); and the 1998 Stock Incentive Plan, as amended May 11, 2001. (Incorporated by reference the exhibit to the Registration Statement of Park Place Entertainment Corporation on Form S-8, filed on July 31, 2001.)

†10.40	Amendment dated June 13, 2005 to the Park Place Entertainment Corporation 1998 Stock Incentive Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

†10.41	The Restated Park Place Entertainment Corporation Executive Deferred Compensation Plan, as restated and amended effective January 1, 2002. (Incorporated by reference to the exhibit to Park Place Entertainment Corporation’s Annual Report on Form 10-K, filed on March 28, 2003.)

†10.42	Amendment, dated June 13, 2005, to the Restated Park Place Entertainment Corporation Executive Deferred Compensation Plan, effective June 13, 2005. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

†10.43	First Amendment to the Restated Park Place Entertainment Corporation Executive Deferred Compensation Plan, effective June 13, 2005. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

†10.44	Second Amendment to the Restated Park Place Entertainment Corporation Executive Deferred Compensation Plan, effective August 1, 2005. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

†10.45	Third Amendment to the Restated Park Place Entertainment Corporation Executive Deferred Compensation Plan, effective August 1, 2006. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

†10.46	Fourth Amendment to the Restated Park Place Entertainment Corporation Executive Deferred Compensation Plan, effective July 1, 2006. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

†10.47	Caesars World, Inc. Executive Security Plan (Incorporated by reference to the exhibit to Park Place Entertainment Corporation’s Annual Report on Form 10-K, filed on March 28, 2003.)

†10.48	Caesars Entertainment, Inc. 2004 Long Term Incentive Plan. (Incorporated by reference to the exhibit to the Registration Statement of Caesars Entertainment, Inc. on Form S-8, filed on February 9, 2005.)

†10.49	Amendment dated June 13, 2005 to the Caesars Entertainment, Inc. 2004 Long Term Incentive Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

†10.50	The Promus Companies Incorporated 1990 Stock Option Plan, as amended July 29, 1994. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.)

†10.51	Amendment, dated April 5, 1995, to The Promus Companies Incorporated 1990 Stock Option Plan as adjusted on December 12, 1996. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

†10.52	Amendment, dated February 26, 1998, to the Harrah’s Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.)

†10.53	Amendment, dated April 30, 1998, to the Harrah’s Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

†10.54	Amendment, dated October 29, 1998, to the Harrah’s Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

†10.55	Amendment, dated as of May 6, 1999, to Harrah’s Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)

†10.56	Amendment, dated as of February 23, 2000, to Harrah’s Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

†10.57	The Promus Companies Incorporated 1990 Restricted Stock Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 1989.)

†10.58	Amendment, dated April 5, 1995, to The Promus Companies Incorporated 1990 Restricted Stock Plan. (Incorporated by reference to the exhibit to the Company’s Proxy Statement for the 1995 Annual Meeting of Stockholders, filed April 25, 1995.)

†10.59	Amendment, dated February 26, 1998, to the Harrah’s Entertainment, Inc. 1990 Restricted Stock Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.)

†10.60	Amendment, dated April 30, 1998, to the Harrah’s Entertainment, Inc. 1990 Restricted Stock Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

†10.61	Amendment, dated October 29, 1998, to the Harrah’s Entertainment, Inc. 1990 Restricted Stock Plan. (Incorporated by reference to the exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

†10.62	Deferred Compensation Plan dated October 16, 1991. (Incorporated by reference from Amendment No. 2 to the Registration Statement of Harrah’s Entertainment, Inc. and Embassy on Form S-1, File No. 33-43748, filed March 18, 1992.)

†10.63	Amendment, dated May 26, 1995, to The Promus Companies Incorporated Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed June 15, 1995.)

†10.64	Amendment dated April 24, 1997, to Harrah’s Entertainment, Inc.’s Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.)

†10.65	Amendment dated as of November 15, 2000 to the Harrah’s Entertainment, Inc. Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

†10.66	Amendment dated as of February 26, 2003 to the Harrah’s Entertainment, Inc. Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

†10.67	Amended and Restated Executive Deferred Compensation Plan dated as of October 27, 1995. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

†10.68	Amendment dated April 24, 1997 to Harrah’s Entertainment, Inc.’s Executive Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.)

†10.69	Amendment dated April 30, 1998 to the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

†10.70	Amendment dated October 29, 1998 to the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

†10.71	Restated Amendment, dated July 18, 1996, to Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

†10.72	Amendment dated as of November 15, 2000 to the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

†10.73	Amendment dated as of February 21, 2001 to the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.)

†10.74	Amendment dated as of January 1, 2003 to the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

†10.75	Amendment to the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan, effective January 1, 2005. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.76	Letter Agreement with Wells Fargo Bank Minnesota, N.A., dated August 31, 2000, concerning appointment as Escrow Agent under Escrow Agreement for deferred compensation plans. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

10.77	Amendment to Escrow Agreement, dated April 26, 2000, between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A., Successor to Bank of America, N.A. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

10.78	Trust Agreement dated June 20, 2001 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.)

†10.79	Time Accelerated Restricted Stock Award Plan (“TARSAP”) program dated December 12, 1996. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

†10.80	TARSAP Deferral Plan dated July 28, 1999. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

†10.81	Time Accelerated Restricted Stock Award Plan II (TARSAP II) dated April 26, 2000. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

†10.82	Harrah’s Entertainment, Inc. 2000 Senior Executive Incentive Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

†10.83	Harrah’s Entertainment, Inc. 2005 Senior Executive Incentive Plan. (Incorporated by reference from Annex C to the Company’s Proxy Statement, filed March 4, 2004.)

†10.84	Harrah’s Entertainment, Inc. 2001 Executive Stock Incentive Plan. (Incorporated by reference to the exhibit to the Registration Statement on Form S-8 of Harrah’s Entertainment, Inc., File No. 333-63854, filed June 26, 2001.)

†10.85	Amendment dated as of January 1, 2003 to the Harrah’s Entertainment, Inc. 2001 Executive Stock Incentive Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

†10.86	Harrah’s Entertainment, Inc. 2001 Broad-Based Stock Incentive Plan. (Incorporated by reference to the exhibit to the Registration Statement on Form S-8 of Harrah’s Entertainment, Inc., File No. 333-63856 filed June 26, 2001.)

†10.87	Amendment dated as of January 1, 2003 to the Harrah’s Entertainment, Inc. 2001 Broad-Based Stock Incentive Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.88	The 2001 Restatement of the Harrah’s Entertainment, Inc. Savings And Retirement Plan, effective January 1, 2002. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.)

†10.89	First Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective January 1, 1997. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.90	Second Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective January 1, 2002. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.91	Third Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective November 24, 2003. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.92	Fourth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan executed December 22, 2003. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.93	Fifth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective January 1, 2005. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.94	Sixth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan adopted July 20, 2005. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.95	Seventh Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective August 30, 2005. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.96	Eighth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan adopted September 20, 2006. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.97	Ninth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan adopted November 7, 2006. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.98	Tenth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan executed December 29, 2006. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.99	Harrah’s Entertainment, Inc. Amended and Restated 2004 Equity Incentive Award Plan. (Incorporated by reference from the Company’s Proxy Statement filed March 14, 2006, Annex B.)

†10.100	Form of Stock Option Agreement. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

†10.101	Form of Restricted Stock Agreement. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

†10.102	Form of Stock Appreciation Right Award Agreement to the Amended and Restated 2004 Equity Incentive Award Plan. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed July 21, 2006.)

14	Harrah’s Entertainment, Inc. Code of Business Conduct and Ethics for Principal Officers, adopted February 26, 2003. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 10, 2003.)

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2007.

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2007.

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2007.

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2007.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form pursuant to Item 6 of Form 10-Q.
*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRAH’S ENTERTAINMENT, INC.

May 8, 2007	By:	/s/ ANTHONY D. McDUFFIE
Anthony D. McDuffie
Senior Vice President, Controller and Chief Accounting Officer