Form 10-Q
period 2007-09-30
HARRAHS ENTERTAINMENT INC
filed 2007-11-07
CIK 858339

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

As of October 31, 2007, there were 187,578,183 shares of the Company’s Common Stock outstanding.

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

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(In millions, except share amounts)	Sept. 30, 2007	Dec. 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$654.7	$799.6
Receivables, less allowance for doubtful accounts of $121.9 and $94.7	416.4	429.6
Deferred income taxes	194.3	143.6
Income tax receivable	58.3	28.5
Prepayments and other	200.4	166.5
Inventories	72.0	63.0

Total current assets	1,596.1	1,630.8

Land, buildings, riverboats and equipment	18,582.9	16,744.9
Less: accumulated depreciation	(3,240.5)	(2,723.9)

	15,342.4	14,021.0
Assets held for sale (Notes 1 and 11)	3.5	387.3
Goodwill (Notes 3 and 4)	3,690.1	3,689.4
Intangible assets (Notes 3 and 4)	2,045.9	2,044.5
Deferred costs and other	508.3	511.9

	$23,186.3	$22,284.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$346.5	$465.0
Accrued expenses	1,422.3	1,324.8
Current portion of long-term debt (Note 6)	10.7	451.2

Total current liabilities	1,779.5	2,241.0
Liabilities held for sale (Notes 1 and 11)	0.7	0.6
Long-term debt (Note 6)	12,282.0	11,638.7
Deferred credits and other	468.7	384.2
Deferred income taxes	1,949.0	1,896.9

	16,479.9	16,161.4

Minority interests	57.4	52.4

Commitments and contingencies (Notes 6, 8, 9 and 12)

Stockholders’ equity (Notes 5 and 6)
Common stock, $0.10 par value, authorized—720,000,000 shares, outstanding—187,552,920 and 186,146,738 shares (net of 36,021,071 and 35,735,329 shares held in treasury)	18.8	18.6
Capital surplus	5,292.7	5,148.2
Retained earnings	1,332.9	907.1
Accumulated other comprehensive income/(loss)	4.6	(2.8)

	6,649.0	6,071.1

	$23,186.3	$22,284.9

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	Third Quarter Ended		Nine Months Ended
(In millions, except per share amounts)	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Revenues
Casino	$2,333.6	$2,054.4	$6,686.7	$5,868.7
Food and beverage	445.1	411.7	1,299.1	1,192.6
Rooms	341.6	310.0	1,035.9	936.8
Management fees	20.5	23.8	64.2	66.9
Other	184.8	165.9	525.1	452.8
Less: casino promotional allowances	(485.3)	(453.3)	(1,413.3)	(1,274.5)

Total revenues	2,840.3	2,512.5	8,197.7	7,243.3

Operating expenses
Direct
Casino	1,195.9	1,002.2	3,444.8	2,873.2
Food and beverage	194.3	179.0	553.7	523.5
Rooms	67.0	62.6	201.1	193.8
Property general, administrative and other	592.7	584.0	1,795.4	1,605.3
Depreciation and amortization	206.8	169.3	601.4	487.1
Write-downs, reserves and recoveries	(54.5)	(1.3)	(83.0)	9.0
Project opening costs	4.8	5.7	22.1	14.9
Corporate expense	37.6	48.0	97.7	136.1
Merger and integration costs	0.7	3.9	8.3	23.7
Losses/(income) on interests in nonconsolidated affiliates	0.1	0.2	(3.6)	(2.9)
Amortization of intangible assets	17.7	17.0	53.5	52.8

Total operating expenses	2,263.1	2,070.6	6,691.4	5,916.5

Income from operations	577.2	441.9	1,506.3	1,326.8
Interest expense, net of interest capitalized	(216.1)	(165.7)	(578.4)	(492.2)
Losses on early extinguishments of debt	(2.0)	(0.9)	(2.0)	(62.0)
Other income, including interest income	4.9	3.0	28.7	4.7

Income from continuing operations before income taxes and minority interests	364.0	278.3	954.6	777.3
Provision for income taxes	(137.4)	(96.3)	(354.1)	(279.7)
Minority interests	(6.0)	(3.7)	(17.2)	(13.2)

Income from continuing operations	220.6	178.3	583.3	484.4

Discontinued operations
Income/(loss) from discontinued operations	39.0	(3.2)	133.3	4.2
Provision for income taxes	(15.2)	2.1	(49.4)	(0.5)

Income/(loss) from discontinued operations, net	23.8	(1.1)	83.9	3.7

Net income	$244.4	$177.2	$667.2	$488.1

Earnings per share—basic
Income from continuing operations	$1.18	$0.97	$3.14	$2.64
Discontinued operations, net	0.13	(0.01)	0.45	0.02

Net income	$1.31	$0.96	$3.59	$2.66

Earnings per share—diluted
Income from continuing operations	$1.16	$0.96	$3.07	$2.59
Discontinued operations, net	0.12	(0.01)	0.44	0.02

Net income	$1.28	$0.95	$3.51	$2.61

Dividends declared per share	$0.40	$0.40	$1.20	$1.13

Weighted average common shares outstanding	186.5	184.3	186.0	183.8
Additional shares based on average market price for period applicable to:
Restricted stock	0.1	0.3	0.1	0.4
Stock options	2.4	1.7	2.4	3.0
Stock appreciation rights	0.3	—	0.2	—
Convertible debt	1.4	—	1.4	—

Weighted average common and common equivalent shares outstanding	190.7	186.3	190.1	187.2

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
(In millions)	Sept. 30, 2007	Sept. 30, 2006
Cash flows from operating activities
Net income	$667.2	$488.1
Adjustments to reconcile net income to cash flows from operating activities:
Income from discontinued operations, before income taxes	(133.3)	(4.2)
Income from insurance claims for hurricane losses	(116.9)	—
Losses on early extinguishments of debt	2.0	62.0
Depreciation and amortization	664.8	515.4
Write-downs, reserves and recoveries	3.1	0.8
Other noncash items	23.2	32.5
Share-based compensation expense	39.4	38.4
Deferred income taxes	84.6	35.4
Tax benefit from stock equity plans	1.3	1.2
Minority interests’ share of income	17.2	13.2
Income on interests in nonconsolidated affiliates	(3.6)	(2.9)
Net change in insurance receivables for hurricane damage	0.2	—
Returns on investment in nonconsolidated affiliate	1.3	2.2
Insurance proceeds for hurricane losses	63.9	—
Net gains from asset sales	(16.9)	(2.7)
Net change in long-term accounts	4.8	(5.8)
Net change in working capital accounts	(117.4)	(89.3)

Cash flows provided by operating activities	1,184.9	1,084.3

Cash flows from investing activities
Land, buildings, riverboats and equipment additions	(1,035.8)	(1,654.8)
Payments for businesses acquired, net of cash acquired	(579.6)	—
Insurance proceeds for hurricane losses for discontinued operations	58.2	86.7
Insurance proceeds for hurricane losses for continuing operations	58.0	70.0
(Decrease)/Increase in construction payables	(15.1)	20.1
Investments in and advances to nonconsolidated affiliates	(0.8)	(0.9)
Proceeds from other asset sales	95.8	18.5
Proceeds from sales of discontinued operations	—	388.5
Proceeds from sale of long-term investments	—	49.4
Other	(76.2)	(26.7)

Cash flows used in investing activities	(1,495.5)	(1,049.2)

Cash flows from financing activities
Borrowings under lending agreements, net of deferred financing costs	23,607.8	4,544.1
Repayments under lending agreements	(22,263.9)	(4,398.8)
Scheduled debt retirements	(1,001.7)	(5.0)
Dividends paid	(224.2)	(208.3)
Early extinguishments of debt	(120.1)	(795.0)
Minority interests’ (distributions)/contributions, net	(12.8)	3.8
Proceeds from exercises of stock options	71.3	55.2
Excess tax benefit from stock equity plans	32.4	18.8
Proceeds from issuance of senior notes, net of issue costs	—	739.1
Premiums paid on early extinguishments of debt	—	(56.7)
Losses on derivative instrument	—	(2.6)
Other	(1.6)	4.6

Cash flows provided by/(used in) financing activities	87.2	(100.8)

Cash flows from discontinued operations
Cash flows from operating activities	78.7	17.1
Cash flows from investing activities	(0.2)	(3.9)

Cash flows provided by discontinued operations	78.5	13.2

Net decrease in cash and cash equivalents	(144.9)	(52.5)
Cash and cash equivalents, beginning of period	799.6	724.4

Cash and cash equivalents, end of period	$654.7	$671.9

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Third Quarter Ended		Nine Months Ended
(In millions)	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Net income	$244.4	$177.2	$667.2	$488.1

Other comprehensive income:
Foreign currency translation adjustments, net of tax (benefit)/provision of $(2.6), $0.8, $(1.9) and $0.9	(3.2)	1.0	(2.2)	1.2
Minimum pension liability adjustment, net of tax (benefit)/provision of $(2.7), $0.0, $4.0 and $0.0	(6.4)	—	9.2	—
Reclassification of loss on derivative instrument from other comprehensive income to net income, net of tax provision of $0.1, $0.0, $0.2 and $0.2	0.1	0.1	0.4	0.5

	(9.5)	1.1	7.4	1.7

Comprehensive income	$234.9	$178.3	$674.6	$489.8

See accompanying Notes to Consolidated Condensed Financial Statements.

Note 1—Basis of Presentation and Organization

Harrah’s Entertainment, Inc. (“Harrah’s Entertainment,” the “Company,” “we,” “our” or “us,” and including our subsidiaries where the context requires) is a Delaware corporation. As of September 30, 2007, we own or manage 50 casinos, primarily under the Harrah’s, Caesars and Horseshoe brand names in the United States. Our casino entertainment facilities include 31 land-based casinos, 12 riverboat or dockside casinos, three managed casinos on Indian lands, one combination thoroughbred racetrack and casino, one combination greyhound racetrack and casino, one combination harness racetrack and casino and one managed casino in Canada. Our 31 land-based casinos include one in Uruguay, nine in the United Kingdom, two in Egypt and one in South Africa. We view each property as an operating segment and aggregate all operating segments into one reporting segment.

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

The transaction is expected to be completed in late 2007 or early 2008 and is subject to customary closing conditions, including regulatory approvals. As of November 5, 2007, the New Jersey Casino Control Commission and the Mississippi Gaming Commission have approved the transaction. The transaction is not subject to financing conditions. If the other closing conditions in the agreement are satisfied or waived, the affiliates of TPG and Apollo will merge with and into Harrah’s Entertainment, and Harrah’s Entertainment will be the surviving corporation and a wholly-owned subsidiary of an entity controlled by TPG and Apollo.

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

Note 2—Stock-Based Employee Compensation

Effective January 1, 2006, we adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”. We recognized expense for stock-based employee compensation of $19.8 million and $56.1 million in third quarter and the first nine months of 2007, respectively, and $20.7 million and $48.6 million in the third quarter and first nine months of 2006, respectively. Effective January 1, 2007, we began allocating a portion of the expense related to stock options and stock appreciation rights to the applicable reporting unit, whereas, in 2006, that expense was included in Corporate expense. For the third quarter and first nine months of 2007, $15.0 million and $29.5 million, respectively, of this expense is included in Corporate expense, and $4.8 million and $26.6 million, respectively, of the expense is included in Property general, administrative and other in our 2007 Consolidated Condensed Statement of Income. For the third quarter and first nine months of 2006, $18.0 million and $44.1 million, respectively, of this expense is included in Corporate expense, and $2.7 million and $4.5 million, respectively, of the expense is included in Property general, administrative and other in our 2006 Consolidated Condensed Statement of Income.

During third quarter 2007, stock appreciation rights (“SARs”) were granted for approximately 0.7 million shares of stock at a grant price of $85.43, and 0.2 million shares of restricted stock, with a grant price of $85.43 per share, were granted. The SARs and restricted stock vest over three years; however, upon consummation of the proposed sale of the Company, outstanding SARs, whether vested or unvested, and unvested restricted stock will be cancelled and converted into the right to receive cash. These grants represented the only material award activity in the nine months ended September 30, 2007.

Note 3—Goodwill and Other Intangible Assets

The following table sets forth changes in our goodwill for the period ended September 30, 2007.

(In millions)
Balance at December 31, 2006	$3,689.4
Additions or adjustments	0.7

Balance at September 30, 2007	$3,690.1

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets.

	September 30, 2007			December 31, 2006
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Trademarks	$31.0	$14.3	$16.7	$31.0	$9.6	$21.4
Gaming rights	37.5	3.0	34.5	37.4	2.0	35.4
Contract rights	131.7	46.9	84.8	131.7	36.6	95.1
Customer relationships	654.2	130.6	523.6	654.2	93.0	561.2

	$854.4	$194.8	659.6	$854.3	$141.2	713.1

Nonamortizing intangible assets:
Trademarks			570.4			570.2
Gaming rights			815.9			761.2

			1,386.3			1,331.4

Total			$2,045.9			$2,044.5

The aggregate amortization expense for the quarter and nine months ended September 30, 2007, for those assets that are amortized under the provisions of SFAS No. 142 was $17.7 million and $53.5 million, respectively. Estimated annual amortization expense for those assets for the years ending December 31, 2007, 2008, 2009, 2010 and 2011 is $71.3 million, $69.7 million, $68.2 million, $61.1 million and $55.5 million, respectively. The amount of amortization to be recorded in future periods is subject to change as the purchase price allocations are refined and finalized (see Note 4).

Note 4—Acquisitions

London Clubs

In December 2006, we completed our acquisition of 100% of the ordinary shares of London Clubs International Limited (“London Clubs”) for approximately $590.2 million, including acquisition costs, and assumed the entity’s debt of approximately $78.5 million. As of September 30, 2007, London Clubs operates nine casinos in the United Kingdom, two in Egypt and one in South Africa. London Clubs also has two additional casinos under development in the United Kingdom. The results for London Clubs are included in our operating results subsequent to its acquisition.

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

Bill’s Gamblin’ Hall & Saloon

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

In addition to its common stock, Harrah’s Entertainment has the following classes of stock authorized but unissued:

Preferred stock, $100 par value, 150,000 shares authorized

Special stock, $1.125 par value, 5,000,000 shares authorized—

Series A Special Stock, 4,000,000 shares designated

In July 2007, the Company declared a regular cash dividend of 40 cents per share, which was paid on August 22, 2007, to stockholders of record as of the close of business on August 8, 2007. The Company has paid quarterly cash dividends since third quarter 2003. Subsequent to the end of third quarter 2007, we declared a regular quarterly cash dividend of 40 cents per share, payable on November 21, 2007, to stockholders of record as of the close of business on November 8, 2007.

Note 6—Debt

At September 30, 2007, $250 million, face amount, of our Floating Rate Senior Notes due February 2008, and $400 million of our 8.875% Senior Subordinated Notes due September 2008, are classified as long-term in our Consolidated Condensed Balance Sheet because the Company has both the intent and the ability to refinance these notes.

Credit Agreement

Our primary credit facilities (the “Credit Agreement”) provide for up to $5.0 billion in borrowings, maturing on April 25, 2011. Interest on the Credit Agreement is based on our debt ratings and leverage ratio and is subject to change. As of September 30, 2007, the Credit Agreement bore interest based upon 62.5 basis points over LIBOR and bore a facility fee for borrowed and unborrowed amounts of 17.5 basis points, a combined 80.0 basis points. At our option, we may borrow at the prime rate under the Credit Agreement. As of September 30, 2007, $4.5 billion in borrowings was outstanding under the Credit Agreement with an additional $138.5 million committed to back letters of credit. After consideration of these borrowings, $379.2 million of additional borrowing capacity was available to the Company under this facility as of September 30, 2007.

Additional Credit Agreement

On February 14, 2007, we entered into an Additional Credit Agreement that provides for a term loan of $1.125 billion and revolving advances of $1.125 billion, totaling an aggregate principal amount of $2.25 billion, maturing February 14, 2010. The additional credit facilities will provide funds to cover debt service requirements and other working capital needs until the merger is complete. The Credit Agreement remains in effect and is not affected by the Additional Credit Agreement. As of September 30, 2007, $1.125 billion in borrowings was outstanding under the Additional Credit Agreement, with an additional $1.125 billion of borrowing capacity available to the Company under this agreement.

Contingent Convertible Senior Notes

Included in the debt assumed in the Caesars acquisition is $375 million Floating Rate Contingent Convertible Senior Notes due 2024. The notes bear interest at an annual rate equal to the three month LIBOR, adjusted quarterly. The interest rate on these notes was 5.4% at September 30, 2007. The notes are convertible into cash and shares of common stock in the following circumstances:

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

Because the closing price of our common stock was more than 120% of the Conversion Price of the notes for 20 of the last 30 trading days of the quarter ended September 30, 2007, these notes are currently convertible.

Holders may convert any outstanding notes into cash and shares of the Company’s common stock at a conversion price per share of $65.54 (the “Conversion Price”) at September 30, 2007. This represents a conversion rate of approximately 15.2579 shares of common stock per $1,000 principal amount of notes (the “Conversion Rate”). Subject to certain exceptions described in the indenture covering these notes, at the time the notes are tendered for conversion, the value (the “Conversion Value”) of the cash and shares of the Company’s common stock, if any, to be received by a holder converting $1,000 principal amount of the notes will be determined by multiplying the Conversion Rate by the “Ten Day Average Closing Stock Price,” which equals the average of the closing per share prices of the Company’s common stock on the New York Stock Exchange on the ten consecutive trading days beginning on the second trading day following the day the notes are submitted for conversion. The Conversion Value will be delivered to holders as follows: (1) an amount in cash (the “Principal Return”) equal to the lesser of (a) the aggregate Conversion Value of the notes to be converted and (b) the aggregate principal amount of the notes to be converted, and (2) if the aggregate Conversion Value of the notes to be converted is greater than the Principal Return, any amount in shares (the “Net Shares”) equal to the aggregate Conversion Value less the Principal Return (the “Net Share Amount”). The Company will pay the Principal Return and deliver the Net Shares, if any, as promptly as practicable after determination of the Net Share Amount. The number of Net Shares to be paid will be determined by dividing the Net Share Amount by the Ten Day Average Closing Stock Price.

The Conversion Price decreases when cash dividends are declared so that the Conversion Price equals the price determined by multiplying the Conversion Price in effect immediately prior to the record date for such dividend by a fraction, (i) the numerator of which is the average of the pre-dividend sale price, as defined in the agreement, minus the amount of the cash dividend, and (ii) the denominator of which is the pre-dividend sale price. As a result of the third quarter 2007 cash dividend, the Conversion Price was adjusted from $65.85 at June 30, 2007, to $65.54 at September 30, 2007.

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

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of September 30, 2007, we have seven variable-for-fixed interest rate swap agreements for a total notional amount of $1.5 billion. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. The major terms of the interest rate swaps are as follows.

Effective Date	Fixed Rate Paid	Variable Rate Received as of September 30, 2007	Notional Amount	Maturity Date
			(In millions)
April 25, 2007	4.898%	5.360%	$200	April 25, 2011
April 25, 2007	4.896%	5.360%	200	April 25, 2011
April 25, 2007	4.925%	5.360%	200	April 25, 2011
April 25, 2007	4.917%	5.360%	200	April 25, 2011
April 25, 2007	4.907%	5.360%	200	April 25, 2011
September 26, 2007	4.809%	5.188%	250	April 25, 2011
September 26, 2007	4.775%	5.188%	250	April 25, 2011

Our interest rate swap agreements are not designated as hedging instruments; therefore, gains or losses resulting from changes in the fair values of the swaps are recognized in earnings in the period of change. In the third quarter and nine months ended September 30, 2007, $25.2 million and $10.8 million, respectively, representing the aggregate net losses from the changes in the fair values of our interest rate swaps, are included in Interest expense in our 2007 Consolidated Condensed Statement of Income.

Commercial Paper

To provide the Company with cost-effective borrowing flexibility, we have a $200 million commercial paper program that is used to borrow funds for general corporate purposes. At September 30, 2007, there were no borrowings under this program.

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

In July 2007, we retired a $120.1 million credit facility of London Clubs, our subsidiary in the United Kingdom, and recorded a loss of $2.0 million on the early extinguishment of that debt.

Debt Repurchase Program

In July 2003, our Board of Directors authorized the Company to retire, from time to time through cash purchases, portions of our outstanding debt in open market purchases, privately negotiated transactions or otherwise. These repurchases will be funded through available cash from operations and borrowings from our established debt programs. Such repurchases will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. No repurchases were made under this program during the first nine months of 2007.

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

Note 7—Supplemental Cash Flow Disclosures

Cash Paid for Interest and Taxes

The following table reconciles our Interest expense, net of interest capitalized, per the Consolidated Condensed Statements of Income, to cash paid for interest:

	Nine Months Ended
(In millions)	Sept. 30, 2007	Sept. 30, 2006
Interest expense, net of interest capitalized	$578.4	$492.2
Adjustments to reconcile to cash paid for interest:
Net change in accruals	0.4	1.8
Amortization of deferred finance charges	(7.6)	(6.4)
Net amortization of discounts and premiums	30.6	54.5
Amortization of other comprehensive income	(0.7)	—
Change in fair value of interest rate swaps	(10.8)	—

Cash paid for interest, net of amount capitalized	$590.3	$542.1

Cash payments for income taxes, net of refunds	$278.8	$174.5

Note 8—Commitments and Contingent Liabilities

Contractual Commitments

We continue to pursue additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties, guarantees by the Company of third-party debt and development completion guarantees.

The agreements under which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled payments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations of the Indian-owned properties to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. As of September 30, 2007, our aggregate monthly commitment for the minimum guaranteed payment pursuant to these contracts for the three Indian-owned facilities that we currently manage, which extend for periods of up to 74 months from September 30, 2007, is $1.2 million. The maximum exposure for the minimum guaranteed payments to the tribes is unlikely to exceed $58.8 million.

We may guarantee all or part of the debt incurred by Indian tribes, with which we have entered into management contracts, to fund development or expansion of casino facilities on the Indian lands. For the existing guarantee of Indian debt, we have obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, that the value of such property would satisfy our obligations in the event the guarantee was enforced. Additionally, we have received limited waivers from the Indian tribe of its sovereign immunity to allow us to pursue our rights under the contracts between the parties and to enforce collection efforts as to any assets in which a security interest is taken. The aggregate outstanding balance of such debt as of September 30, 2007, was $167.9 million.

Some of our guarantees of the debt for casinos on Indian lands were modified during 2003, resulting in the requirement under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of indebtedness of Others,” to recognize a liability for the estimated fair value of those guarantees. Liabilities, representing the fair value of our guarantees, and corresponding assets, representing the portion of our management fee receivable attributable to our agreements to provide the related guarantees, were recorded and are being amortized over the lives of the related agreements. We estimate the fair value of the obligations by considering what premium would have been required by us or by an unrelated party. The amounts recognized represent the present value of the premium in interest rates and fees that would have been charged to the tribes if we had not provided the guarantees. Because we did not renew the management agreement for one of the properties for which we had such a guarantee, the liability and corresponding asset were written off in first quarter 2007. The unamortized balance of the liability for the remaining guarantee and of the related asset at September 30, 2007, was $1.5 million.

In February 2007, we entered into an agreement with the State of Louisiana whereby we extended our guarantee of an annual payment obligation of JCC, our wholly-owned subsidiary, of $60 million owed to the State of Louisiana. The guarantee was extended for one year to end March 31, 2010.

In addition to the guarantees discussed above, as of September 30, 2007, we had commitments and contingencies of $2,452.1 million, including construction-related commitments.

Severance Agreements

As of September 30, 2007, we have severance agreements with 26 of our senior executives, which provide for payments to the executives in the event of their termination after a change in control, as defined. These agreements provide, among other things, for a compensation payment of 1.5 to 3.0 times the executive’s average annual compensation, as defined, as well as for accelerated payment or accelerated vesting of any compensation or awards payable to the executive under any of our incentive plans. The estimated amount, computed as of September 30, 2007, that would be payable under the agreements to these executives based on the compensation payments and stock awards aggregated approximately $237.3 million. The estimated amount that would be payable to these executives does not include an estimate for the tax gross-up payment, provided for in the agreements, that would be payable to the executive if the executive becomes entitled to severance payments which are subject to federal excise tax imposed on the executive.

Self-Insurance

We are self-insured for various levels of general liability, workers’ compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims.

Other

The Company is conducting an investigation of certain construction-related matters after learning of certain permitting and other issues associated with projects in Las Vegas. The investigation involves renovation and remodeling projects undertaken since 2000 and has resulted in the closure for remediation of 894 rooms at the Rio and Harrah’s Las Vegas, of which 328 continue to be closed as of November 6, 2007. The Company is working diligently to rectify the problems identified and does not believe that the remediation costs and room closures will have a material effect on our business or results of operations.

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

In April 2000, the Saint Regis Mohawk Tribe (the “Tribe”) granted Caesars the exclusive rights to develop a casino project in the State of New York. On April 26, 2000, certain individual members of the Tribe purported to commence a class action proceeding in a “Tribal Court” in Hogansburg, New York, against Caesars seeking to nullify Caesars’ agreement with the Tribe. On March 20, 2001, the “Tribal Court” purported to render a default judgment against Caesars in the amount of $1.787 billion. Prior to our acquisition of Caesars in June 2005, it was believed that this matter was settled pending execution of final documents and mutual releases. Although fully executed settlement documents were never provided, on March 31, 2003, the United States District Court for the Northern District of New York dismissed litigation concerning the validity of the judgment, without prejudice, while retaining jurisdiction to reopen that litigation, if, within three months thereof, the settlement had not been completed and further litigation was necessary. On June 22, 2007, a lawsuit was filed in the United States District Court for the Northern District of New York against Harrah’s Operating Company, Inc. by certain trustees of the Catskill Litigation Trust alleging the Catskill Litigation Trust had been assigned the “Tribal Court” judgment and seeks to enforce it, with interest. According to a “Tribal Court” order, accrued interest through July 9, 2007, was $1.0 billion. The Company filed a motion to dismiss the case on August 13, 2007, and is awaiting a ruling from the District Court. The Company believes this matter to be without merit and will vigorously contest any attempt to enforce the judgment.

Note 10—Income Taxes

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, we recognized approximately a $12 million increase in the net liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. The total amount of unrecognized tax benefits as of January 1, 2007, and September 30, 2007, are $183 million and $141 million, respectively. We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. We had approximately $40 million for the payment of interest and penalties accrued at January 1, 2007. Included in the balance of unrecognized tax benefits at January 1, 2007, are $48 million of unrecognized tax benefits that, if recognized, would impact the effective tax rate. As a result of negotiations with the Australian Tax Office, payments made in connection with various amended state tax returns and expected assessments, we expect that the amount of unrecognized tax benefits will decrease during 2007 between $20 million and $50 million. Prior to the end of 2007, we will finalize our purchase accounting adjustments related to the acquisition of London Clubs. As a result of the purchase accounting adjustments, it may be necessary to adjust the amount of unrecognized tax benefits for London Clubs. No range of possible adjustments has been defined as of the date of these financial statements.

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

Note 11—Discontinued Operations

In November 2006, we sold Harrah’s Lake Charles, which had been damaged in a hurricane in September 2005. Results for Harrah’s Lake Charles, until its sale in November 2006, were presented as discontinued operations. We recorded a pretax gain of approximately $10.9 million on this sale. Pursuant to the terms of the sale agreement, we are to retain all insurance proceeds related to Harrah’s Lake Charles, and in the first nine months of 2007, $57.6 million of insurance proceeds related to Lake Charles claims are reported in Discontinued operations in our Consolidated Condensed Statement of Income.

In March 2006, we sold the assets of Grand Casino Gulfport, which had been damaged in a hurricane in August 2005, in their “as is” condition, and those assets were included in Assets/Liabilities held for sale in our 2006 Consolidated Condensed Balance Sheets. Operating results for Grand Casino Gulfport were presented as discontinued operations until its sale. No gain or loss was recorded on this sale. Pursuant to the terms of the sale agreement, we are to retain all insurance proceeds related to Grand Casino Gulfport, and in third quarter and the first nine months of 2007, $36.9 million and $73.8 million, respectively, of insurance proceeds related to Mississippi Gulf Coast claims are reported in Discontinued operations in our Consolidated Condensed Statement of Income.

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

•

We sold the Gulfport assets in their “as is” condition during first quarter 2006. No gain or loss was recognized as a result of this disposition. We are retaining all insurance proceeds related to the Gulfport property. (See Note 11.)

•	Grand Casino Biloxi re-opened in August 2006 in a smaller facility. (See Note 11.)

•	We sold the two subsidiaries that owned our Lake Charles operations to another casino company in fourth quarter 2006. We are retaining all insurance proceeds related to the Lake Charles operations.

Insurance covers the repair or replacement of our assets that suffered loss or damage in the hurricanes. Our insurance policies also provide coverage for interruption to our business, including lost profits, and reimbursement for other expenses and costs we have incurred relating to the damages and losses suffered. We are working closely with our insurance carriers and claims adjusters to ascertain the full amount of insurance proceeds due to us as a result of the damages and losses. Due to our expectation that the costs incurred in the aftermath of the storm would be less than the anticipated business interruption insurance proceeds, post-storm costs are offset by the expected recovery. Insurance proceeds have exceeded the net book value of the impacted assets and costs and expenses that are expected to be reimbursed under our business interruption claims, and the excess is recorded as income in the line item, “Write-downs, reserves and recoveries,” for properties included in continuing operations and in the line item, “Income/(loss) from discontinued operations,” for properties included in discontinued operations. In third quarter and the first nine months of 2007, $61.1 million and $116.9 million, respectively, of insurance proceeds are included in Write-downs, reserves and recoveries and $36.9 million and $131.4 million, respectively, of insurance proceeds are included in Discontinued operations in our Consolidated Condensed Statements of Income.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial position and operating results of Harrah’s Entertainment, Inc. (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as “Harrah’s Entertainment,” the “Company,” “we,” “our” and “us”) for the third quarter and first nine months of 2007 and 2006, updates, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our 2006 Annual Report on Form 10-K.

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

The transaction is expected to be completed in late 2007 or early 2008 and is subject to customary closing conditions, including regulatory approvals. As of November 5, 2007, the New Jersey Casino Control Commission and the Mississippi Gaming Commission have approved the transaction. The transaction is not subject to financing conditions. If the other closing conditions in the agreement are satisfied or waived, the affiliates of TPG and Apollo will merge with and into Harrah’s Entertainment, and Harrah’s Entertainment will be the surviving corporation and a wholly-owned subsidiary of an entity controlled by TPG and Apollo.

As a result of the merger, if completed, our stock will no longer be publicly traded.

The merger agreement with affiliates of TPG and Apollo contains customary restrictions on the operations of the Company prior to the consummation of the transaction, including restrictions related to the incurrence of debt and capital expenditures.

OPERATING RESULTS AND DEVELOPMENT PLANS

Overall

	Third Quarter		Percentage Increase/ (Decrease)		First Nine Months		Percentage Increase/ (Decrease)
(In millions, except earnings per share)	2007	2006			2007	2006
Casino revenues	$2,333.6	$2,054.4	13.6%		$6,686.7	$5,868.7	13.9%
Total revenues	2,840.3	2,512.5	13.0%		8,197.7	7,243.3	13.2%
Income from operations	577.2	441.9	30.6%		1,506.3	1,326.8	13.5%
Income from continuing operations	220.6	178.3	23.7%		583.3	484.4	20.4%
Net income	244.4	177.2	37.9%		667.2	488.1	36.7%
Earnings per share—diluted
From continuing operations	1.16	0.96	20.8%		3.07	2.59	18.5%
Net income	1.28	0.95	34.7%		3.51	2.61	34.5%
Operating margin	20.3%	17.6%	2.7	pts	18.4%	18.3%	0.1	pt

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

Las Vegas	Atlantic City	Louisiana/Mississippi	Iowa/Missouri
Caesars Palace Bally’s Las Vegas Flamingo Las Vegas Harrah’s Las Vegas Paris Las Vegas Rio Imperial Palace Bill’s Gamblin’ Hall & Saloon	Harrah’s Atlantic City Showboat Atlantic City Bally’s Atlantic City Caesars Atlantic City Harrah’s Chester	Harrah’s New Orleans Harrah’s Louisiana Downs Horseshoe Bossier City Grand Casino Biloxi Grand Casino Tunica Horseshoe Tunica Sheraton Tunica	Harrah’s St. Louis Harrah’s North Kansas City Harrah’s Council Bluffs Horseshoe Council Bluffs/Bluffs Run

Illinois/Indiana	Other Nevada	Managed/International/Other
Caesars Indiana Harrah’s Joliet Harrah’s Metropolis Horseshoe Hammond	Harrah’s Reno Harrah’s Lake Tahoe Harveys Lake Tahoe Bill’s Lake Tahoe Harrah’s Laughlin	Harrah’s Ak-Chin Harrah’s Cherokee Harrah’s Prairie Band (through 6/30/07) Harrah’s Rincon Conrad Punta del Este Casino Windsor(1) London Clubs International(2)

(1)	We have a 50 percent interest in Windsor Casino Limited, which manages this property. The province of Ontario owns the complex.
(2)	Operates 9 casino clubs in the United Kingdom, 2 in Egypt and 1 in South Africa.

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

Las Vegas Results

	Third Quarter		Percentage Increase/ (Decrease)	First Nine Months		Percentage Increase/ (Decrease)
(In millions)	2007	2006		2007	2006
Casino revenues	$506.9	$436.6	16.1%	$1,462.7	$1,267.4	15.4%
Total revenues	900.4	812.4	10.8%	2,721.5	2,441.4	11.5%
Income from operations	212.8	192.1	10.8%	687.3	635.9	8.1%
Operating margin	23.6%	23.6%	—	25.3%	26.0%	(0.7	)pt

Record third quarter and nine months revenues and income from operations in 2007 were driven by the robust visitor volume, cross-market play and the acquisition of Bill’s Gamblin’ Hall & Saloon.

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

In July 2007, we announced plans for an expansion and renovation of Caesars Palace Las Vegas, which is expected to cost approximately $1 billion and will include a 650-room hotel tower, including 75 luxury suites, additional meeting space and, a remodeled and expanded pool area. As of September 30, 2007, $50.4 million had been spent on this project.

In August 2007, Harrah’s Entertainment and AEG, a leading sports and entertainment developer and operator, announced plans to create a privately financed, world-class arena, subject to completion of definitive documents. Projected to open in 2010, the 20,000-seat, state-of-the-art arena will feature private hospitality centers, luxury suites, club seats and an array of amenities, gourmet food offerings and entertainment options. The proposed location is one block east of the Las Vegas Strip on approximately ten acres of land that are part of Harrah’s Entertainment’s current land holdings. AEG will serve as managing partner of the venue and be responsible for developing, operating and programming a full range of live events, special events and award presentations, as well as sporting events, tournaments and exhibitions.

Atlantic City Results

	Third Quarter		Percentage Increase/ (Decrease)		First Nine Months		Percentage Increase/ (Decrease)
(In millions)	2007	2006			2007	2006
Casino revenues	$674.9	$576.7	17.0%		$1,867.6	$1,620.9	15.2%
Total revenues	671.5	560.2	19.9%		1,810.2	1,571.4	15.2%
Income from operations	141.0	136.2	3.5%		290.3	356.3	(18.5)%
Operating margin	21.0%	24.3%	(3.3	)pts	16.0%	22.7%	(6.7	)pts

Atlantic City regional revenues were higher in the third quarter and the nine months ended September 30, 2007, due to the inclusion of Harrah’s Chester, which opened for simulcasting and live harness racing on September 10, 2006, and for slots play on January 22, 2007. The Atlantic City market was affected by the opening of slot operations at three racing facilities in eastern Pennsylvania and one in Yonkers, New York, and the implementation of new smoking regulations in New Jersey, resulting in lower revenues for the market. Additionally, promotional and marketing costs aimed at attracting and retaining customers resulted in higher operating expenses as compared to 2006.

Construction is underway on an upgrade and expansion of Harrah’s Atlantic City, which will include a new hotel tower with approximately 960 rooms, a casino expansion and a retail and entertainment complex. A new 620-seat buffet and substantially all of a retail promenade opened on February 16, 2007. We expect the new hotel tower to open in mid-2008. This project is expected to cost approximately $550 million, $320.7 million of which had been spent as of September 30, 2007.

Louisiana/Mississippi Results

	Third Quarter		Percentage Increase/ (Decrease)		First Nine Months		Percentage Increase/ (Decrease)
(In millions)	2007	2006			2007	2006
Casino revenues	$371.2	$365.5	1.6%		$1,115.4	$1,000.1	11.5%
Total revenues	391.6	376.1	4.1%		1,171.1	1,019.4	14.9%
Income from operations	123.7	73.7	67.8%		292.9	201.7	45.2%
Operating margin	31.6%	19.6%	12.0	pts	25.0%	19.8%	5.2	pts

Grand Casino Gulfport was sold in March 2006, and Harrah’s Lake Charles was sold in November 2006. Both properties ceased operations in the third quarter of 2005 due to hurricane damage. Results of Grand Casino Gulfport and Harrah’s Lake Charles are classified as discontinued operations through the dates of their sales and are, therefore, not included in our Louisiana/Mississippi grouping.

Combined third quarter 2007 revenues from our operations in Louisiana and Mississippi were higher than in third quarter 2006 due to contributions from Grand Casino Biloxi, which was closed for a portion of third quarter 2006 due to damages caused by Hurricane Katrina, and higher revenues from Harrah’s New Orleans. Third quarter 2007 income from operations includes insurance proceeds of $61.1 million that are in excess of the net book value of the impacted assets and costs and expenses that are expected to be reimbursed under our business interruption claims. Insurance proceeds are included in Write-downs, reserves and recoveries in our Consolidated Condensed Statements of Income. Income from operations was negatively impacted by lower results in the Tunica market.

For the nine months ended September 30, 2007, combined revenues from our properties in Louisiana and Mississippi were higher than in the same period last year due to contributions from Harrah’s New Orleans and Grand Casino Biloxi, which were closed for a portion of 2006 due to damages caused by Hurricane Katrina. For the first nine months of 2007, income from operations includes insurance proceeds of $116.9 million that are in excess of the net book value of the impacted assets and costs and expenses that are expected to be reimbursed under our business interruption claims. Income from operations was negatively impacted by increased promotional spending in the Tunica market and higher depreciation expense related to the 26-story, 450-room hotel at Harrah’s New Orleans that opened in September 2006.

After being closed for a year due to Hurricane Katrina, Grand Casino Biloxi opened in August 2006 with approximately 650 slot machines and 20 table games, a 500-room hotel, restaurants and other amenities. In November 2006, we acquired the remaining assets of Casino Magic Biloxi, which is adjacent to the site of Grand Casino Biloxi. Construction began in third quarter 2007 on Margaritaville Casino & Resort in Biloxi, a resort project to be developed by Harrah’s Entertainment and singer/songwriter Jimmy Buffett. The project, which is expected to cost more than $700 million, is expected to include approximately 100,000 square feet of casino space, 250,000 square feet of retail space, approximately 66,000 square feet of meeting space, 420 new hotel rooms, a pool deck area with cabanas, bar and tropical landscaping and a full-service spa. Completion of the project is projected for the spring of 2010. As of September 30, 2007, $9.4 million had been spent on this project.

In October 2007, Grand Casino Resort in Tunica, Mississippi, announced a strategic alliance with Food Network star Paula Deen and a renovation of its facility. Paula Deen’s Buffet is expected to open in May 2008. In conjunction with the renovation of Grand Casino Resort, which is expected to cost approximately $45 million and to be completed in May 2008, the casino will be rebranded to be Harrah’s Casino Tunica.

Iowa/Missouri Results

	Third Quarter		Percentage Increase/ (Decrease)		First Nine Months		Percentage Increase/ (Decrease)
(In millions)	2007	2006			2007	2006
Casino revenues	$194.1	$195.1	(0.5)%		$578.1	$579.0	(0.2)%
Total revenues	206.8	206.4	0.2%		613.8	607.0	1.1%
Income from operations	39.7	33.8	17.5%		110.0	99.2	10.9%
Operating margin	19.2%	16.4%	2.8	pts	17.9%	16.3%	1.6	pts

Combined third quarter 2007 total revenues at our Iowa and Missouri properties were even with the same period last year, but income from operations was higher than in last year’s third quarter, due to improved margins at all properties in the group. Higher margins were driven by efficiencies and cost savings.

The increases in combined revenues and income from operations for the nine months ended September 30, 2007, were driven primarily by the capital improvements completed in March 2006 at Horseshoe Council Bluffs and higher operating margins at all properties in the group.

Illinois/Indiana Results

	Third Quarter		Percentage Increase/ (Decrease)		First Nine Months		Percentage Increase/ (Decrease)
(In millions)	2007	2006			2007	2006
Casino revenues	$341.1	$324.5	5.1%		$1,012.6	$956.6	5.9%
Total revenues	328.5	314.4	4.5%		974.7	926.6	5.2%
Income from operations	57.7	56.3	2.5%		158.9	172.7	(8.0)%
Operating margin	17.6%	17.9%	(0.3	)pt	16.3%	18.6%	(2.3	)pts

Combined revenues and income from operations for the third quarter were higher than in last year’s third quarter due to stronger performances at Harrah’s Joliet and Horseshoe Hammond.

For the nine months ended September 30, 2007, combined revenues increased over last year’s first nine months revenues; however, income from operations was lower than in the same period last year due, in part, to a 3% tax assessed by Illinois against certain gaming operations in July 2006. In second quarter 2007, a State court declared that the 3% tax that was assessed on Harrah’s Joliet and three unrelated riverboats was unconstitutional. A motion has been filed asking the court to declare that the riverboats can cease making payments, and we will ask for the return of the money that has been paid for this tax; however, given that the State has appealed the decision to the Illinois Supreme Court and the situation is still uncertain, we are continuing to accrue and pay this tax. As of September 30, 2007, Harrah’s Joliet has paid approximately $14.8 million for this tax since it was first assessed in July 2006. Higher non-operating expenses in the third quarter and first nine months of 2007 also impacted income from operations.

Construction began in third quarter 2006 on the renovation and expansion of Horseshoe Hammond, which will include a two-level entertainment vessel including a 108,000 square-foot casino. The project is expected to cost approximately $485 million, $172.4 million of which had been spent as of September 30, 2007. The project is scheduled for completion in the second half of 2008.

Other Nevada Results

(In millions)	Third Quarter		Percentage Increase/ (Decrease)		First Nine Months		Percentage Increase/ (Decrease)

	2007	2006			2007	2006
Casino revenues	$138.9	$144.2	(3.7)%		$385.0	$390.0	(1.3)%
Total revenues	176.4	183.4	(3.8)%		484.2	494.8	(2.1)%
Income from operations	36.7	41.3	(11.1)%		79.4	90.3	(12.1)%
Operating margin	20.8%	22.5%	(1.7	)pts	16.4	18.2%	(1.8	)pts

Third quarter 2007 revenues and income from operations from our Nevada properties outside of Las Vegas were lower than in third quarter 2006 due to higher customer complimentary costs and lower unrated play and retail customer visitation. We define retail customers as Total Rewards customers who typically spend up to $50 per visit.

In addition to the factors affecting third quarter 2007 results, poor ski conditions in the Lake Tahoe market in the first quarter of 2007, a poor end to the spring ski season and fires in the Lake Tahoe area in late June contributed to the decline for the nine months ended September 30, 2007.

Managed/International/Other

(In millions)	Third Quarter		Percentage Increase/ (Decrease)	First Nine Months		Percentage Increase/ (Decrease)
	2007	2006		2007	2006
Revenues
Managed	$20.6	$23.8	(13.4)%	$64.6	$66.9	(3.4)%
International	120.6	14.2	N/M	298.5	64.3	N/M
Other	23.9	21.6	10.6%	59.1	51.5	14.8%

Total Revenues	$165.1	$59.6	N/M	$422.2	$182.7	N/M

Income/(loss) from operations
Managed	$17.3	$19.9	(13.1)%	$53.0	$54.2	(2.0)%
International	(0.1)	(1.2)	N/M	10.0	10.6	(5.7)%
Other	(13.3)	(58.3)	77.2%	(69.6)	(134.3)	48.2%

Total Income/(loss) from operations	$3.9	$(39.6)	N/M	$(6.5)	$(69.5)	90.6%

N/M=Not Meaningful

Managed, international and other results include income from our managed properties, results of our international properties and certain marketing and administrative expenses, including development costs, and income from our non-consolidated subsidiaries. Favorable results are due to lower costs for pursuit of projects and concept development in 2007 and inclusion of results of London Clubs International Limited (“London Clubs”), which was acquired in fourth quarter 2006. As of September 30, 2007, London Clubs owns or manages casinos in the United Kingdom, Egypt and South Africa. London Clubs also has two casinos under development in the United Kingdom.

In September 2007, we acquired Macau Orient Golf, located on 175 acres on Cotai adjacent to the Lotus Bridge, one of the two border crossings into Macau from China, and rights to a land concession contract for a total consideration of approximately $577.7 million. The government of Macau owns most of the land in Macau, and private interests are obtained through long-term leases and other grants of rights to use land from the government. The term of the land concession is 25 years from its inception in 2001, with rights to renew for additional periods until 2049. Annual rental payments are approximately $90,000 and are adjustable at five-year intervals. Macau Orient Golf is one of only two golf courses in Macau and is the only course that is semi-private. The acquisition was funded through our existing credit facilities.

Management of Harrah’s Prairie Band Casino was transferred to the Prairie Band Potawatomi Nation on July 1, 2007, which was nine months earlier than the termination date of the agreement.

Other Factors Affecting Net Income

	Third Quarter		Increase/ (Decrease)		First Nine Months		Increase/ (Decrease)
(In millions)	2007	2006			2007	2006
(Income)/expense
Corporate expense	$37.6	$48.0	(21.7)%		$97.7	$136.1	(28.2)%
Merger and integrations costs	0.7	3.9	(82.1)%		8.3	23.7	(65.0)%
Amortization of intangible assets	17.7	17.0	4.1%		53.5	52.8	1.3%
Interest expense, net	216.1	165.7	30.4%		578.4	492.2	17.5%
Losses on early extinguishments of debt	2.0	0.9	N/M		2.0	62.0	(96.8)%
Other income	(4.9)	(3.0)	63.3%		(28.7)	(4.7)	N/M
Effective tax rate	38.4%	35.1%	3.3	pts	37.8%	36.6%	1.2	pts
Minority interests	$6.0	$3.7	62.2%		$17.2	$13.2	30.3%
Discontinued operations, net of income taxes	(23.8)	1.1	N/M		(83.9)	(3.7)	N/M

N/M=Not Meaningful

Corporate expense decreased in the third quarter and the first nine months of 2007 from the same periods in the prior year due to allocation of stock-based compensation expense to the applicable reporting unit and to implementation of cost savings and efficiencies.

2007 merger and integration costs include costs in connection with the proposed sale of the Company. 2006 includes costs for consultants and dedicated internal resources executing the plans for the integration of Caesars into Harrah’s Entertainment.

Interest expense increased in the third quarter and first nine months of 2007 from the same periods in 2006 due to increased borrowings and higher interest rates on our variable rate debt. Included in interest expense for the third quarter and nine months ended September 30, 2007, are $25.2 million and $10.8 million, respectively, representing the losses from the change in the fair values of our interest rate swaps. The average interest rate on our variable-rate debt, including the impact of our swap agreements, was 6.0% at September 30, 2007, and 6.0% at September 30, 2006. A change in interest rates will impact our financial results. For example, assuming a constant outstanding balance for our variable-rate debt for the next twelve months, a hypothetical 1% change in corresponding interest rates would change interest expense for the next twelve months by approximately $47.7 million, or $11.9 million per quarter. At September 30, 2007, our variable-rate debt, excluding $1.5 billion of variable-rate debt for which we have entered into interest rate swap agreements, represents approximately 39% of our total debt, while our fixed-rate debt is approximately 61% of our total debt.

Losses on early extinguishments of debt represent premiums paid and the write-offs of unamortized deferred financing costs. The charges in 2007 were incurred in connection with the retirement of a $120.1 million credit facility of London Clubs, our subsidiary in the United Kingdom. 2006 charges were associated with the retirements of portions of our 7.5% Senior Notes due in January 2009, our 8.0% Senior Notes due in February 2011 and our 7.875% Senior Subordinated Notes due in December 2006.

Other income was higher in the third quarter and first nine months of 2007 than in same periods last year due primarily to gains on the sales of corporate assets. Also included in Other income is interest income on the cash surrender value of life insurance policies.

The effective tax rates for both periods are higher than the federal statutory rate due primarily to state income taxes.

Minority interests reflect minority owners’ shares of income from our majority owned subsidiaries.

Third quarter and first nine months 2007 Discontinued operations reflect insurance proceeds of $22.5 million, after taxes, and $82.6 million, after taxes, respectively, that are in excess of the net book value of the impacted assets and costs and expenses that are expected to be reimbursed under our business interruption claims for Harrah’s Lake Charles and Grand Casino Gulfport, both of which were sold in 2006. Pursuant to the terms of the sales agreements, we will retain all insurance proceeds related to Harrah’s Lake Charles and Grand Casino Gulfport. Discontinued operations for 2006 also included Reno Hilton, Flamingo Laughlin, Harrah’s Lake Charles and Grand Casino Gulfport, all of which were sold in 2006.

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

Our planned development projects, if they go forward, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. Cash needed to finance projects currently under development as well as additional projects pursued is expected to be made available from operating cash flows, established debt programs (see DEBT AND LIQUIDITY), joint venture partners, specific project financing, guarantees of third-party debt and additional debt offerings. Our capital spending for the first nine months of 2007 totaled approximately $1.1 billion. Estimated total capital expenditures for 2007 are expected to be between $1.6 billion and $1.8 billion, excluding estimated expenditures for development opportunities and acquisitions.

The merger agreement with TPG and Apollo contains customary restrictions on the operations of the Company prior to the consummation of the transaction, including restrictions related to capital expenditures.

DEBT AND LIQUIDITY

We generate substantial cash flows from operating activities, as reflected on the Consolidated Condensed Statements of Cash Flows. These cash flows reflect the impact on our consolidated operations of the success of our marketing programs, our strategic acquisitions and on-going cost containment focus. For the first nine months of 2007 and 2006, we reported cash flows from operating activities of $1.2 billion and $1.1 billion, respectively.

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

Our cash and cash equivalents totaled approximately $654.7 million at September 30, 2007, compared to $671.9 million at September 30, 2006.

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

At September 30, 2007, $250 million, face amount, of our Floating Rate Senior Notes due February 2008, and $400 million of our 8.875% Senior Subordinated Notes due September 2008, are classified as long-term in our Consolidated Condensed Balance Sheet because the Company has both the intent and the ability to refinance these notes. The majority of our debt is due in September 2008 and beyond. Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows and from borrowings under our established debt programs. Long-term obligations are expected to be paid through operating cash flows, refinancing of debt, joint venture partners or, if necessary, additional debt offerings.

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

Credit Agreement

Our primary credit facilities (the “Credit Agreement”) provide for up to $5.0 billion in borrowings, maturing on April 25, 2011. Interest on the Credit Agreement is based on our debt ratings and leverage ratio and is subject to change. As of September 30, 2007, the Credit Agreement bore interest based upon 62.5 basis points over LIBOR and bore a facility fee for borrowed and unborrowed amounts of 17.5 basis points, a combined 80.0 basis points. At our option, we may borrow at the prime rate under the Credit Agreement. As of September 30, 2007, $4.5 billion in borrowings was outstanding under the Credit Agreement with an additional $138.5 million committed to back letters of credit. After consideration of these borrowings, $379.2 million of additional borrowing capacity was available to the Company under this facility as of September 30, 2007.

Additional Credit Agreement

On February 14, 2007, we entered into an Additional Credit Agreement that provides for a term loan of $1.125 billion and revolving advances of $1.125 billion, totaling an aggregate principal amount of $2.25 billion, maturing February 14, 2010. The additional credit facilities will provide funds to cover debt service requirements and other working capital needs until the merger is complete. The Credit Agreement remains in effect and is not affected by the Additional Credit Agreement. As of September 30, 2007, $1.125 billion in borrowings was outstanding under the Additional Credit Agreement, with an additional $1.125 billion of borrowing capacity available to the Company under this agreement.

Contingent Convertible Senior Notes

Included in the debt assumed in the Caesars acquisition is $375 million Floating Rate Contingent Convertible Senior Notes due 2024. The notes bear interest at an annual rate equal to the three month LIBOR, adjusted quarterly. The interest rate on these notes was 5.4% at September 30, 2007. The notes are convertible into cash and shares of common stock in the following circumstances:

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

Because the closing price of our common stock was more than 120% of the Conversion Price of the notes for 20 of the last 30 trading days of the quarter ended September 30, 2007, these notes are currently convertible.

Holders may convert any outstanding notes into cash and shares of the Company’s common stock at a conversion price per share of $65.54 (the “Conversion Price”) at September 30, 2007. This represents a conversion rate of approximately 15.2579 shares of common stock per $1,000 principal amount of notes (the “Conversion Rate”). Subject to certain exceptions described in the indenture covering these notes, at the time the notes are tendered for conversion, the value (the “Conversion Value”) of the cash and shares of the Company’s common stock, if any, to be received by a holder converting $1,000 principal amount of the notes will be determined by multiplying the Conversion Rate by the “Ten Day Average Closing Stock Price,” which equals the average of the closing per share prices of the Company’s common stock on the New York Stock Exchange on the ten consecutive trading days beginning on the second trading day following the day the notes are submitted for conversion. The Conversion Value will be delivered to holders as follows: (1) an amount in cash (the “Principal Return”) equal to the lesser of (a) the aggregate Conversion Value of the notes to be converted and (b) the aggregate principal amount of the notes to be converted, and (2) if the aggregate Conversion Value of the notes to be converted is greater than the Principal Return, any amount in shares (the “Net Shares”) equal to the aggregate Conversion Value less the Principal Return (the “Net Share Amount”). The Company will pay the Principal Return and deliver the Net Shares, if any, as promptly as practicable after determination of the Net Share Amount. The number of Net Shares to be paid will be determined by dividing the Net Share Amount by the Ten Day Average Closing Stock Price.

The Conversion Price decreases when cash dividends are declared so that the Conversion Price equals the price determined by multiplying the Conversion Price in effect immediately prior to the record date for such dividend by a fraction, (i) the numerator of which is the average of the pre-dividend sale price, as defined in the agreement, minus the amount of the cash dividend, and (ii) the denominator of which is the pre-dividend sale price. As a result of the third quarter 2007 cash dividend, the Conversion Price was adjusted from $65.85 at June 30, 2007, to $65.54 at September 30, 2007.

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

Derivative Instruments

We account for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and all amendments thereto. SFAS No. 133 requires that all derivative instruments be recognized in the financial statements at fair value. Any change in fair value is recorded in the income statement or in other comprehensive income, depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction and the effectiveness of the hedge. The estimated fair values of our derivative instruments are based on market prices obtained from dealer quotes. Such quotes represent the estimated amounts we would receive or pay to terminate the contracts.

Our derivative instruments contain a credit risk that the counterparties may be unable to meet the terms of the agreements. We minimize that risk by evaluating the creditworthiness of our counterparties, which are limited to major banks and financial institutions, and we do not anticipate nonperformance by the counterparties.

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of September 30, 2007, we have seven variable-for-fixed interest rate swap agreements for a total notional amount of $1.5 billion. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. The major terms of the interest rate swaps are as follows.

Effective Date	Notional Amount	Fixed Rate Paid	Variable Rate Received as of September 30, 2007	Last Reset Date	Maturity Date
	(In millions)
April 25, 2007	$200	4.898%	5.360%	July 25, 2007	April 25, 2011
April 25, 2007	$200	4.896%	5.360%	July 25, 2007	April 25, 2011
April 25, 2007	$200	4.925%	5.360%	July 25, 2007	April 25, 2011
April 25, 2007	$200	4.917%	5.360%	July 25, 2007	April 25, 2011
April 25, 2007	$200	4.907%	5.360%	July 25, 2007	April 25, 2011
September 26, 2007	$250	4.809%	5.188%	Sept. 26, 2007	April 25, 2011
September 26, 2007	$250	4.775%	5.188%	Sept. 26, 2007	April 25, 2011

Our interest rate swap agreements are not designated as hedging instruments; therefore, gains or losses resulting from changes in the fair values of the swaps are recognized in earnings in the period of change. In the third quarter and nine months ended September 30, 2007, $25.2 million and $10.8 million, respectively, representing the aggregate net losses from the change in the fair values of our interest rate swaps, are included in Interest expense in our 2007 Consolidated Condensed Statement of Income.

Commercial Paper

To provide the Company with cost-effective borrowing flexibility, we have a $200 million commercial paper program that is used to borrow funds for general corporate purposes. At September 30, 2007, there were no borrowings under this program.

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

In July 2007, we retired a $120.1 million credit facility of London Clubs, our subsidiary in the United Kingdom, and recorded a loss of $2.0 million on the early extinguishment of that debt.

Debt Repurchase Program

In July 2003, our Board of Directors authorized the Company to retire, from time to time through cash purchases, portions of our outstanding debt in open market purchases, privately negotiated transactions or otherwise. These repurchases will be funded through available cash from operations and borrowings from our established debt programs. Such repurchases will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. No repurchases were made under this program during the first nine months of 2007.

Cash Dividends

In July 2007, the Company declared a regular cash dividend of 40 cents per share, which was paid on August 22, 2007, to stockholders of record as of the close of business on August 8, 2007. Subsequent to the end of third quarter 2007, our Board of Directors declared a regular quarterly cash dividend of 40 cents per share, payable on November 21, 2007, to stockholders of record as of the close of business on November 8, 2007.

Guarantees of Third-Party Debt and Other Obligations and Commitments

The tables below summarize total material additions to or changes in our contractual obligations and other commitments, which were disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our 2006 Annual Report on Form 10-K.

Contractual Obligations(a)	Increase/ (Decrease)	Total
(In millions)
Debt, including capital lease obligations	$242.1	$12,216.4
Estimated interest payments(a)	(1,145.8)	2,564.1
Operating lease obligations	(442.1)	2,218.4
Purchase order obligations	(38.6)	73.9
Guaranteed payments to State of Louisiana	15.2	150.0
Minimum tax payment guaranteed to State of Illinois	(45.9)	—
Construction commitments	845.6	1,906.4
Community reinvestment	(8.2)	131.4
Entertainment obligations	50.2	141.1
Minimum franchise fee	8.1	8.1
Other contractual obligations	(26.7)	104.5

(a)	In addition to the contractual obligations disclosed in this table, we have unrecognized tax benefits that, based on uncertainties associated with the items, we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities. (See Note 10 to our Consolidated Condensed Financial Statements.)
(b)	Estimated interest for variable-rate debt is based on rates at September 30, 2007.

Other Commitments	Increase/ (Decrease)	Total
(In millions)
Guarantees of loans	$(33.6)	$176.8
Letters of credit	(3.2)	160.5
Minimum guaranteed payments to tribes	(8.5)	58.8

The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments, pursuant to these contracts for the three managed Indian-owned facilities, which extend for periods of up to 74 months from September 30, 2007, is $1.2 million. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.

We may guarantee all or part of the debt incurred by Indian tribes, with which we have entered into management contracts, to fund development or expansion of casino facilities on the Indian lands. For the existing guarantee of Indian debt, we have obtained a first lien on certain personal property (tangible and intangible) of the casino enterprise. There can be no assurance, however, that the value of such property would satisfy our obligations in the event the guarantee was enforced. Additionally, we have received limited waivers from the Indian tribe of its sovereign immunity to allow us to pursue our rights under the contract between the parties and to enforce collection efforts as to any assets in which a security interest is taken. The aggregate outstanding balance of such debt as of September 30, 2007, was $167.9 million.

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

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

We prepare our Consolidated Condensed Financial Statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated lives assigned to our assets, the determination of bad debt, asset impairment, fair value of guarantees and self-insurance reserves, the purchase price allocations made in connection with our acquisitions and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our significant accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2006 Annual Report on Form 10-K. There were no newly identified significant accounting estimates in the first nine months of 2007, nor were there any material changes to the critical accounting policies and estimates discussed in our 2006 Annual Report, other than the change described below.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

The following are accounting standards adopted or issued in the first nine months of 2007 that could have an impact to our Company.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed-rate and variable-rate obligations. Of our approximate $12.3 billion total debt at September 30, 2007, $4.8 billion, excluding $1.5 billion of variable-rate debt for which we have entered into interest rate swap agreements, is subject to variable interest rates. For our variable-rate debt subject to the interest rate swap agreements, the average interest rate paid was 4.870% at September 30, 2007, compared to 5.358% interest rate received on the swaps. The average interest rate on our variable-rate debt, including the impact of our swap agreements, was 6.0% at September 30, 2007. Assuming a constant outstanding balance for our variable rate debt for the next twelve months, a hypothetical 1% change in interest rates would change interest expense for the next twelve months by approximately $47.7 million.

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. We have also utilized treasury rate locks to hedge the risk of future treasury rate increases for certain forecasted debt issuances, but we do not currently have any treasury rate lock agreements. We do not purchase or hold any derivative financial instruments for trading purposes.

Foreign currency translation gains and losses were not material to our results of operations for the first nine months of 2007. Our only material ownership interests in businesses in foreign countries are London Clubs operations and an approximate 90% ownership of a casino in Uruguay. Therefore, we have not been subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future operating results or cash flows. With our acquisition of London Clubs in late 2006 and development opportunities that we are pursuing in international markets, we could become subject to material foreign currency exchange rate risk in the future.

From time to time, we hold investments in various available-for-sale equity securities; however, our exposure to price risk arising from the ownership of these investments is not material to our consolidated financial position, results of operations or cash flows.

Item 4.	Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2007. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

In April 2000, the Saint Regis Mohawk Tribe (the “Tribe”) granted Caesars the exclusive rights to develop a casino project in the State of New York. On April 26, 2000, certain individual members of the Tribe purported to commence a class action proceeding in a “Tribal Court” in Hogansburg, New York, against Caesars seeking to nullify Caesars’ agreement with the Tribe. On March 20, 2001, the “Tribal Court” purported to render a default judgment against Caesars in the amount of $1.787 billion. Prior to our acquisition of Caesars in June 2005, it was believed that this matter was settled pending execution of final documents and mutual releases. Although fully executed settlement documents were never provided, on March 31, 2003, the United States District Court for the Northern District of New York dismissed litigation concerning the validity of the judgment, without prejudice, while retaining jurisdiction to reopen that litigation, if, within three months thereof, the settlement had not been completed and further litigation was necessary. On June 22, 2007, a lawsuit was filed in the United States District Court for the Northern District of New York against Harrah’s Operating Company, Inc. by certain trustees of the Catskill Litigation Trust alleging the Catskill Litigation Trust had been assigned the “Tribal Court” judgment and seeks to enforce it, with interest. According to a “Tribal Court” order, accrued interest through July 9, 2007, was $1,013,889,945. The Company filed a motion to dismiss the case on August 13, 2007, and is awaiting a ruling from the District Court. The Company believes this matter to be without merit and will vigorously contest any attempt to enforce the judgment.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2007.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger among Hamlet Holdings LLC, Hamlet Merger Inc. and Harrah’s Entertainment, Inc. dated as of December 19, 2006. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed December 20, 2006.)

2.2	Waiver, dated as of January 10, 2007, to the Agreement and Plan of Merger by and among Hamlet Holdings LLC, Hamlet Merger, Inc. and Harrah’s Entertainment, Inc., dated as of December 19, 2006. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed January 12, 2007.)

3.1	Certificate of Incorporation of The Promus Companies Incorporated; Certificate of Amendment of Certificate of Incorporation of The Promus Companies Incorporated dated April 29, 1994; Certificate of Amendment of Certificate of Incorporation of The Promus Companies Incorporated dated May 26, 1995; and Certificate of Amendment of Certificate of Incorporation of The Promus Companies Incorporated dated June 30, 1995, changing its name to Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

3.2	Certificate of Amendment of Certificate of Incorporation of Harrah’s Entertainment, Inc., dated as of June 9, 2005. (Incorporated by reference to the exhibit to the Registration Statement on Form S-3/A of Harrah’s Entertainment, Inc., File No. 333-12566, filed July 1, 2005.)

3.3	Bylaws of Harrah’s Entertainment, Inc., as amended July 19, 2006. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed July 21, 2006.)

4.1	Certificate of Elimination of Series B Special Stock of Harrah’s Entertainment, Inc., dated February 21, 1997. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

4.2	Certificate of Designations of Series A Special Stock of Harrah’s Entertainment, Inc., dated February 21, 1997. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

4.3	Certificate of Amendment of the Certificate of Designations of Series A Special Stock of Harrah’s Entertainment, Inc., dated June 23, 2005. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed June 28, 2005.)

4.4	Indenture, dated as of December 18, 1998, among Harrah’s Operating Company, Inc. as obligor, Harrah’s Entertainment, Inc., as Guarantor, and IBJ Schroder Bank & Trust Company, as Trustee relating to the 7 1/2% Senior Notes Due 2009. (Incorporated by reference to the exhibit to the Registration Statement on Form S-3 of Harrah’s Entertainment, Inc. and Harrah’s Operating Company, Inc., File No. 333-69263, filed December 18, 1998.)

4.5	Indenture, dated as of November 9, 1999 between Park Place Entertainment Corp., as Issuer, and Norwest Bank Minnesota, N.A., as Trustee. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.6	Officers’ Certificate, dated as of September 12, 2000 with respect to the 8.875% Senior Subordinated Notes due 2008. (Incorporated by reference to the exhibit to Park Place Entertainment Corporation’s Current Report on Form 8-K, filed September 19, 2000.)

Exhibit Number	Exhibit Description
4.7	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of November 9, 1999, as supplemented by certain Officers’ Certificates dated as of November 9, 1999 and September 12, 2000, and as further amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 8.5% Senior Notes due 2006 and the 8.875% Senior Subordinated Notes due 2008. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.8	Indenture, dated as of January 29, 2001, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and Bank One Trust Company, N.A., as Trustee, relating to the 8.0% Senior Notes Due 2011. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

4.9	Indenture, dated as of May 14, 2001, between Park Place Entertainment Corp., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-62508, filed June 7, 2001.)

4.10	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of May 14, 2001, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.11	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of May 14, 2001, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.12	Indenture, dated as of August 22, 2001, between Park Place Entertainment Corp., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7.50% Senior Notes due 2009. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-69838, filed September 21, 2001.)

4.13	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of August 22, 2001, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7.50% Senior Notes due 2009. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.14	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of August 22, 2001, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7.50% Senior Notes due 2009. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.15	Indenture, dated as of March 14, 2002, between Park Place Entertainment Corp., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-86142, filed April 12, 2002.)

Exhibit Number	Exhibit Description
4.16	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of March 14, 2002, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.17	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of March 14, 2002, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.18	Indenture, dated as of April 11, 2003, between Park Place Entertainment Corp., as Issuer, and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-104829, filed April 29, 2003.)

4.19	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of April 11, 2003, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.20	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, to the Indenture, dated as of April 11, 2003, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.21	Indenture, dated as of December 11, 2003, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.375% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

4.22	Indenture, dated as of June 25, 2004, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.50% Senior Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

4.23	Indenture, dated as of February 9, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Senior Floating Rate Notes due 2008. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)

4.24	Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

Exhibit Number	Exhibit Description
4.25	First Supplemental Indenture, dated as of September 9, 2005, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Registration Statement on Form S-3/A of Harrah’s Entertainment, Inc., File No. 333-127210, filed September 19, 2005.)

4.26	Registration Rights Agreement, dated as of April 7, 2004, between Caesars Entertainment, Inc. and Deutsche Bank Securities Inc. relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Registration Statement on Form S-3 of Caesars Entertainment, Inc., File No. 333-115641, filed May 19, 2004.)

4.27	Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed June 3, 2005.)

4.28	First Supplemental Indenture, dated as of August 19, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Harrah’s Entertainment, Inc., File No. 333-127840, filed August 25, 2005.)

4.29	Second Supplemental Indenture, dated as of September 28, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed October 3, 2005.)

4.30	Indenture dated as of September 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.75% Senior Notes due 2017. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed October 3, 2005.)

4.31	Indenture, dated as of June 9, 2006, between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 14, 2006.)

4.32	Officers’ Certificate, dated as of June 9, 2006, pursuant to Sections 301 and 303 of the Indenture dated as of June 9, 2006 between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 14, 2006.)

4.33	Form of 6.50% Senior Note due 2016. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 14, 2006.)

10.1	Third Amended and Restated Credit Agreement, dated as of April 25, 2006 among Harrah’s Entertainment, Inc. as Guarantor, Harrah’s Operating Company, Inc. as Borrower, the Lenders named therein, Syndication Agent, Co-Documentation Agents and Administrative Agent. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed April 26, 2006.)

10.2	Amendment No. 1, dated June 16, 2006, to the Third Amended and Restated Credit Agreement, dated as of April 25, 2006 among Harrah’s Entertainment, Inc. as Guarantor, Harrah’s Operating Company, Inc. as Borrower, the Lenders named therein, Syndication Agent, Co-Documentation Agents and Administrative Agent. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

Exhibit Number	Exhibit Description
10.3	Amendment No. 2, dated August 16, 2006, to the Third Amended and Restated Credit Agreement, dated as of April 25, 2006 among Harrah’s Entertainment, Inc. as Guarantor, Harrah’s Operating Company, Inc. as Borrower, the Lenders named therein, Syndication Agent, Co-Documentation Agents and Administrative Agent. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.4	Amendment No. 3, dated September 29, 2006, to the Third Amended and Restated Credit Agreement, dated as of April 25, 2006 among Harrah’s Entertainment, Inc. as Guarantor, Harrah’s Operating Company, Inc. as Borrower, the Lenders named therein, Syndication Agent, Co-Documentation Agents and Administrative Agent. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed October 2, 2006.)

10.5	Additional Credit Agreement dated February 14, 2007 among Harrah’s Entertainment, Inc. as Guarantor, Harrah’s Operating Company, Inc. as Borrower and the Lenders named therein. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed February 20, 2007.)

10.6	Purchase Agreement, dated June 22, 2004, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., as Guarantor, and J.P. Morgan Securities Inc., as representative of the Initial Purchasers, relating to the 5.50% Senior Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

10.7	Purchase Agreement, dated February 4, 2005, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., as Guarantor, and Goldman Sachs & Co., as Initial Purchaser, relating to Senior Floating Rate Notes due 2008. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)

10.8	Purchase Agreement, dated May 19, 2005, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., as Guarantor, and Citigroup Global Markets Inc. and Greenwich Capital Markets, Inc., as representatives of the Initial Purchasers, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

10.9	Purchase Agreement, dated September 21, 2005, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., as Guarantor, and Citigroup Global Markets Inc. and Greenwich Capital Markets, Inc., as Representatives of the Initial Purchasers, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4/A of Harrah’s Entertainment, Inc., File No. 333-127840, filed October 18, 2005.)

10.10	Additional Purchase Agreement, dated September 21, 2005, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., as Guarantor, and Barclays Capital Inc. and Citigroup Global Markets Inc., as Representatives of the Initial Purchasers, relating to the 5.75% Senior Notes due 2017. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4/A of Harrah’s Entertainment, Inc., File No. 333-127840, filed October 18, 2005.)

10.11	Issuing and Paying Agent Agreement, dated as of May 19, 2000, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and Bank One, National Association, as issuing and paying agent; Corporate Commercial Paper Master Note in favor of Cede & Co., as nominee of The Depository Trust Company, by Harrah’s Operating Company, Inc., as Issuer, and Bank One, N.A., as Paying Agent. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

Exhibit Number	Exhibit Description
10.12	Commercial Paper Dealer Agreement, dated as of May 3, 2000, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and Credit Suisse First Boston Corporation, as Dealer. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

10.13	Form of Interest Rate Swap Agreements with BNP Paribas, JPMorgan Chase Bank, and The Royal Bank of Scotland PLC. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004.)

†10.14	Employment Agreement dated as of September 4, 2002, between Harrah’s Entertainment, Inc. and Gary W. Loveman. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)

†10.15	Amendment dated as of October 31, 2005, to Employment Agreement dated as of September 4, 2002, between Harrah’s Entertainment, Inc. and Gary W. Loveman. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.)

†10.16	Severance Agreement dated January 1, 2003 entered into with Gary W. Loveman (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

†10.17	Form of Employment Agreement between Harrah’s Operating Company, Inc. and Charles L. Atwood, Stephen H. Brammell, Jonathan S. Halkyard, Thomas M. Jenkin, Janis L. Jones, David W. Norton, John Payne, Virginia E. Shanks, Timothy S. Stanley, Mary H. Thomas and J. Carlos Tolosa. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

†10.18	Form of Severance Agreement entered into with Charles L. Atwood, Stephen H. Brammell, Jonathan S. Halkyard, Thomas M. Jenkin, Janis L. Jones, David W. Norton, John Payne, Virginia E. Shanks, Timothy S. Stanley, Mary H. Thomas and J. Carlos Tolosa. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

10.19	Form of Indemnification Agreement entered into by The Promus Companies Incorporated and each of its directors and executive officers. (Incorporated by reference to the exhibit to the Registration Statement of Harrah’s Entertainment, Inc. on Form 10, File No. 1-10410, filed on December 13, 1989.)

10.20	Form of Supplemental Indemnification Agreement entered into by Harrah’s Entertainment, Inc. and each of its directors and executive officers. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed July 21, 2006.)

†10.21	Financial Counseling Plan of Harrah’s Entertainment, Inc. as amended June 1996. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

†10.22	The Promus Companies Incorporated 1996 Non-Management Director’s Stock Incentive Plan dated April 5, 1995. (Incorporated by reference to the exhibit to the Company’s Proxy Statement for the 1995 Annual Meeting of Stockholders, filed April 25, 1995.)

†10.23	Amendment dated February 20, 1997 to 1996 Non-Management Director’s Stock Incentive Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.)

†10.24	Amendment dated as of November 15, 2000 to the 1996 Non-Management Directors Stock Incentive Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

Exhibit Number	Exhibit Description
10.25	Summary Plan Description of Executive Term Life Insurance Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

†10.26	Park Place Entertainment Corporation 1998 Stock Incentive Plan. (Incorporated by reference to the exhibit filed with the Registration Statement of Park Place Entertainment Corporation on Form S-8, filed on December 22, 1998); and the 1998 Stock Incentive Plan, as amended May 11, 2001. (Incorporated by reference the exhibit to the Registration Statement of Park Place Entertainment Corporation on Form S-8, filed on July 31, 2001.)

†10.27	Amendment dated June 13, 2005 to the Park Place Entertainment Corporation 1998 Stock Incentive Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

†10.28	Caesars Entertainment, Inc. 2004 Long Term Incentive Plan. (Incorporated by reference to the exhibit to the Registration Statement of Caesars Entertainment, Inc. on Form S-8, filed on February 9, 2005.)

†10.29	Amendment dated June 13, 2005 to the Caesars Entertainment, Inc. 2004 Long Term Incentive Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

†10.30	The Promus Companies Incorporated 1990 Stock Option Plan, as amended July 29, 1994. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.)

†10.31	Amendment, dated April 5, 1995, to The Promus Companies Incorporated 1990 Stock Option Plan as adjusted on December 12, 1996. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

†10.32	Amendment, dated February 26, 1998, to the Harrah’s Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.)

†10.33	Amendment, dated April 30, 1998, to the Harrah’s Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

†10.34	Amendment, dated October 29, 1998, to the Harrah’s Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

†10.35	Amendment, dated as of May 6, 1999, to Harrah’s Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)

†10.36	Amendment, dated as of February 23, 2000, to Harrah’s Entertainment, Inc. 1990 Stock Option Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

†10.37	The Promus Companies Incorporated 1990 Restricted Stock Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 1989.)

†10.38	Amendment, dated April 5, 1995, to The Promus Companies Incorporated 1990 Restricted Stock Plan. (Incorporated by reference to the exhibit to the Company’s Proxy Statement for the 1995 Annual Meeting of Stockholders, filed April 25, 1995.)

†10.39	Amendment, dated February 26, 1998, to the Harrah’s Entertainment, Inc. 1990 Restricted Stock Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.)

Exhibit Number	Exhibit Description
†10.40	Amendment, dated April 30, 1998, to the Harrah’s Entertainment, Inc. 1990 Restricted Stock Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

†10.41	Amendment, dated October 29, 1998, to the Harrah’s Entertainment, Inc. 1990 Restricted Stock Plan. (Incorporated by reference to the exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

10.42	Letter Agreement with Wells Fargo Bank Minnesota, N.A., dated August 31, 2000, concerning appointment as Escrow Agent under Escrow Agreement for deferred compensation plans. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

10.43	Amendment to Escrow Agreement, dated April 26, 2000, between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A., Successor to Bank of America, N.A. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

10.44	Trust Agreement dated June 20, 2001 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.)

†10.45	Time Accelerated Restricted Stock Award Plan (“TARSAP”) program dated December 12, 1996. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

†10.46	TARSAP Deferral Plan dated July 28, 1999. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

†10.47	Time Accelerated Restricted Stock Award Plan II (TARSAP II) dated April 26, 2000. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

†10.48	Harrah’s Entertainment, Inc. 2000 Senior Executive Incentive Plan. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

†10.49	Harrah’s Entertainment, Inc. 2005 Senior Executive Incentive Plan. (Incorporated by reference from Annex C to the Company’s Proxy Statement, filed March 4, 2004.)

†10.50	Harrah’s Entertainment, Inc. 2001 Executive Stock Incentive Plan. (Incorporated by reference to the exhibit to the Registration Statement on Form S-8 of Harrah’s Entertainment, Inc., File No. 333-63854, filed June 26, 2001.)

†10.51	Amendment dated as of January 1, 2003 to the Harrah’s Entertainment, Inc. 2001 Executive Stock Incentive Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

†10.52	Harrah’s Entertainment, Inc. 2001 Broad-Based Stock Incentive Plan. (Incorporated by reference to the exhibit to the Registration Statement on Form S-8 of Harrah’s Entertainment, Inc., File No. 333-63856 filed June 26, 2001.)

†10.53	Amendment dated as of January 1, 2003 to the Harrah’s Entertainment, Inc. 2001 Broad-Based Stock Incentive Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.54	The 2001 Restatement of the Harrah’s Entertainment, Inc. Savings And Retirement Plan, effective January 1, 2002. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.)

Exhibit Number	Exhibit Description
†10.55	First Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective January 1, 1997. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.56	Second Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective January 1, 2002. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.57	Third Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective November 24, 2003. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.58	Fourth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan executed December 22, 2003. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.59	Fifth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective January 1, 2005. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.60	Sixth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan adopted July 20, 2005. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.61	Seventh Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective August 30, 2005. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.62	Eighth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan adopted September 20, 2006. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.63	Ninth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan adopted November 7, 2006. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.64	Tenth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan executed December 29, 2006. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.65	Harrah’s Entertainment, Inc. Amended and Restated 2004 Equity Incentive Award Plan. (Incorporated by reference from the Company’s Proxy Statement filed March 14, 2006, Annex B.)

†10.66	Form of Stock Option Agreement. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

†10.67	Form of Restricted Stock Agreement. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

†10.68	Form of Stock Appreciation Right Award Agreement to the Amended and Restated 2004 Equity Incentive Award Plan. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed July 21, 2006.)

†10.69	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan, effective August 3, 2007.

Exhibit Number	Exhibit Description
†10.70	Amendment and Restatement of Harrah’s Entertainment, Inc. Deferred Compensation Plan, effective as of August 3, 2007.

†10.71	Amendment and Restatement of Park Place Entertainment Corporation Executive Deferred Compensation Plan, effective as of August 3, 2007.

†10.72	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, effective as of August 3, 2007.

†10.73	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of August 3, 2007.

14	Harrah’s Entertainment, Inc. Code of Business Conduct and Ethics for Principal Officers, adopted February 26, 2003. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 10, 2003.)

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2007.

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2007.

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2007.

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2007.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q pursuant to Item 6 of Form 10-Q.
*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRAH’S ENTERTAINMENT, INC.

November 7, 2007	By:	/s/ ANTHONY D. MCDUFFIE
Anthony D. McDuffie
Senior Vice President, Controller and Chief Accounting Officer