Form 10-K
period 2007-12-31
HARRAHS ENTERTAINMENT INC
filed 2008-02-29
CIK 858339

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

voting common stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒            Accelerated filer  ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 29, 2007, based upon the closing price of $85.26 for the Common Stock on the New York Stock Exchange on that date, was $15,894,715,035.

As of February 25, 2008, the Registrant had 10 shares of voting Common Stock and 40,709,745 shares of non-voting Common Stock outstanding.

PART I

ITEM 1.	Business.

Overview

Harrah’s Entertainment, Inc., a Delaware corporation, is one of the largest casino entertainment providers in the world. Our business is primarily conducted through a wholly-owned subsidiary, Harrah’s Operating Company, Inc., although certain material properties are not owned by Harrah’s Operating Company, Inc. As of December 31, 2007, we owned or managed through various subsidiaries 50 casinos in six countries, but primarily in the United States and the United Kingdom. Our casino entertainment facilities operate primarily under the Harrah’s, Caesars and Horseshoe brand names in the United States, and include land-based casinos, casino clubs, riverboat or dockside casinos, casinos on Indian reservations, a combination greyhound racing facility and casino and combination thoroughbred racetrack and a harness racetrack and slot facility. As of December 31, 2007, our facilities have an aggregate of approximately 3 million square feet of gaming space and approximately 38,000 hotel rooms. We have a customer loyalty program, Total Rewards, which has over 40 million members that we use for marketing promotions and to generate play by our customers when they travel among our markets in the United States. We also own and operate the World Series of Poker tournament and brand. Unless otherwise noted or indicated by the context, the terms “Harrah’s,” “Harrah’s Entertainment.” “Company,” “we,” “us,” and “our” refer to Harrah’s Entertainment, Inc.

We were incorporated on November 2, 1989 in Delaware, and prior to such date operated under predecessor companies. Our principal executive offices are located at One Caesars Palace Drive, Las Vegas, Nevada 89109, telephone (702) 407-6000. Until January 28, 2008, our common stock was traded on the New York Stock Exchange under the symbol “HET.”

On December 19, 2006, our board of directors approved and we entered into an Agreement and Plan of Merger, (the “Merger Agreement,” and the transactions contemplated thereby, the “Merger”) by and among Hamlet Holdings LLC, a Delaware limited liability company (“Hamlet Holdings”), Hamlet Merger Inc., a Delaware corporation and a wholly-owned subsidiary of Hamlet Holdings (“Merger Sub”) and Harrah’s pursuant to which Hamlet Holdings would acquire all of our outstanding shares of common stock for $90.00 per share. Hamlet Holdings is controlled by certain individuals affiliated with Apollo Global Management, LLC and TPG Capital, L.P. (collectively, the “Sponsors”). The Merger was completed on January 28, 2008. As a result of the Merger, the issued and outstanding shares of non-voting common stock and the non-voting preferred stock of Harrah’s are owned by entities affiliated with the Sponsors and certain co-investors and members of management, and the issued and outstanding shares of voting common stock of Harrah’s are owned by Hamlet Holdings. The Merger, the financing transactions related to the Merger and other related transactions consummated on January 28, 2008, had a transaction value of approximately $29.7 billion.

Description of Business

Our casino business commenced operations in 1937. We own or manage casino entertainment facilities in more areas throughout the United States than any other participant in the casino industry. In addition to casinos, our facilities typically include hotel and convention space, restaurants and non-gaming entertainment facilities. Three of our properties are racetracks at which we have installed slot machines. The descriptions below are as of December 31, 2007, except where otherwise noted.

In southern Nevada, Harrah’s Las Vegas, Rio All-Suite Hotel & Casino, Caesars Palace, Bally’s Las Vegas, Flamingo Las Vegas, Paris Las Vegas, Imperial Palace Hotel & Casino and Bill’s Gamblin’ Hall & Saloon are located in Las Vegas, and draw customers from throughout the United States. Harrah’s Laughlin is located near both the Arizona and California borders and draws customers primarily from the southern California and Phoenix metropolitan areas and, to a lesser extent, from throughout the U.S. via charter aircraft.

In northern Nevada, Harrah’s Lake Tahoe, Harveys Resort & Casino and Bill’s Casino are located near Lake Tahoe and Harrah’s Reno is located in downtown Reno, and these facilities draw customers primarily from Northern California, the Pacific Northwest and Canada.

Our Atlantic City casinos, Harrah’s Atlantic City, Showboat Atlantic City, Caesars Atlantic City and Bally’s Atlantic City, draw customers primarily from the Philadelphia metropolitan area, New York and New Jersey.

Harrah’s Chester is a combination harness racetrack and slot facility located approximately six miles south of Philadelphia International Airport which draws customers primarily from the Philadelphia metropolitan area and Delaware.

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

In Louisiana, we own Harrah’s New Orleans, a land-based casino located in downtown New Orleans, which attracts customers primarily from the New Orleans metropolitan area. In northwest Louisiana, Horseshoe Bossier City, a dockside casino, and Harrah’s Louisiana Downs, a thoroughbred racetrack with slot machines, located in Bossier City, cater to customers in northwestern Louisiana and east Texas, including the Dallas/Fort Worth metropolitan area.

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

Horseshoe Council Bluffs, a land-based casino, and Harrah’s Council Bluffs, a dockside casino facility, are located in Council Bluffs, Iowa, across the Missouri River from Omaha, Nebraska. The Bluffs Run Greyhound Racetrack is in operation at Horseshoe Council Bluffs as well. These facilities are located in Council Bluffs, Iowa, across the Missouri River from Omaha, Nebraska. At Bluffs Run, we own the assets other than gaming equipment, and lease these assets to the Iowa West Racing Association, or IWRA, a nonprofit corporation, and we manage the facility for the IWRA under a management agreement expiring in October 2024. Iowa law requires that a qualified nonprofit corporation hold Bluffs Run’s gaming and pari-mutuel licenses and its gaming equipment.

Casino Windsor, located in Windsor, Ontario, draws customers primarily from the Detroit metropolitan area and the Conrad Resort & Casino located in Punta Del Este, Uruguay, draws customers primarily from Argentina and Uruguay.

As part of the acquisition of London Clubs in December 2006, we own or manage five casinos in London: the Sportsman, the Golden Nugget, the Rendezvous, Fifty and The Casino at the Empire. Our casinos in London draw customers primarily from the London metropolitan area as well as international visitors. We also own Alea Nottingham, Alea Glasgow (which opened on February 6, 2008), Manchester235, Rendezvous Brighton and Rendezvous Southend-on-Sea in the provinces of the United Kingdom, which primarily draw customers from their local areas. We also manage two casinos in Cairo, Egypt at the Nile Hilton and Ramses Hilton, which draw customers primarily from other countries in the Middle East. Emerald Safari, located in the province of Gauteng in South Africa, draws customers primarily from South Africa.

We also earn fees through our management of three casinos for Indian tribes:

•

Harrah’s Phoenix Ak-Chin, located near Phoenix, Arizona, which we manage for the Ak-Chin Indian Community under a management agreement that expires in December 2009. Harrah’s Phoenix Ak-Chin draws customers from the Phoenix metropolitan area;

•

Harrah’s Rincon Casino and Resort, located near San Diego, California, which we manage for the Rincon San Luiseno Band of Mission Indians under a management agreement that expires in November 2011. Harrah’s Rincon draws customers from the San Diego metropolitan area and Orange County, California; and

•

Harrah’s Cherokee Casino and Hotel, which we manage for the Eastern Band of Cherokee Indians on their reservation in Cherokee, North Carolina under a management contract that expires November 2011. Harrah’s Cherokee draws customers from eastern Tennessee, western North Carolina, northern Georgia and South Carolina.

Until June 30, 2007, we managed Harrah’s Prairie Band Casino-Topeka, located near Topeka, Kansas, for the Prairie Band Potawatomi Nation.

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

Additional information about our casino entertainment properties is set forth below in Item 2, “Properties.”

Sales and Marketing

We believe that our distribution system of casino entertainment facilities provides us the ability to generate play by our customers when they travel among markets, which we refer to as cross-market play. In addition, with the Caesars acquisition in June 2005, we have several critical multi-property markets like Las Vegas, Atlantic City and Tunica, and we have seen increased revenue from customers visiting multiple properties in the same market. We believe our customer loyalty program, Total Rewards, in conjunction with this distribution system, allows us to capture a growing share of our customers’ gaming budget and generate increasing same-store revenue.

Our Total Rewards customers are able to earn Reward Credits and redeem those Reward Credits at substantially all of our casino entertainment facilities located in the U.S. and Canada. Total Rewards is structured in tiers, providing customers an incentive to consolidate their play at our casinos. Depending on their level of play with us in a calendar year, customers may be designated as either Gold, Platinum, Diamond, or Seven Stars customers. Customers who do not participate in Total Rewards are encouraged to join, and those with a Total Rewards card are encouraged to consolidate their play through targeted promotional offers and rewards.

We have developed a database containing information for our customers and aspects of their casino gaming play. We use this information for marketing promotions, including through direct mail campaigns and the use of electronic mail and our website.

Patents and Trademarks

We own the following trademarks used in this document: Harrah’s®, Caesars®, Grand CasinoSM, Bally’s®, Flamingo®, Paris®, Caesars Palace®, Rio®, Showboat®, Bill’s®, Harveys®, Total Rewards®, Bluffs Run®, Louisiana Downs®, Reward Credits®, Horseshoe®, Seven Stars®, Winners Circle®, and World Series of Poker®. Trademark rights are perpetual provided that the mark remains in use by us. We consider all of these marks, and the associated name recognition, to be valuable to our business.

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

The casino entertainment industry is also subject to political and regulatory uncertainty. See also Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overall Operating Results” and “—Regional Results and Development Plans.”

Acquisitions and Development

Macau

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

Las Vegas

On February 27, 2007, we exchanged certain real estate that we owned on Las Vegas Boulevard for property formerly known as the Barbary Coast, which is located between Bally’s Las Vegas and Flamingo Las Vegas. We began operating the acquired property on March 1, 2007, as Bill’s Gamblin’ Hall & Saloon.

In July 2007, we announced plans for an expansion and renovation of Caesars Palace Las Vegas, which is expected to cost approximately $1.3 billion and will include a 650-room hotel tower, including 75 luxury suites, additional meeting space, a remodeled and expanded pool area, and other renovations and improvements to the property. This expansion is slated for completion in 2009.

In August 2007, Harrah’s and AEG, a leading sports and entertainment developer and operator, announced plans to enter into a 50/50 joint venture to develop a 20,000-seat arena, which is expected to commence operations in 2010. This development is subject to completion of definitive documents and other customary conditions.

Chicagoland

Construction continues on the renovation and expansion of Horseshoe Hammond, which will include a two-level entertainment vessel including a 108,000 square-foot casino. The project is expected to cost approximately $485 million and is scheduled for completion in the second half of 2008.

Biloxi

Construction began in third quarter 2007 on Margaritaville Casino & Resort in Biloxi, a resort project to be developed and operated by Harrah’s. We license the Margaritaville name from an entity affiliated with the singer/songwriter Jimmy Buffett. The project, which is expected to cost approximately $700 million, is expected to include approximately 75,000 square feet of casino space, 250,000 square feet of retail, a Margaritaville Restaurant, 420 new hotel rooms, and other amenities. We expect Simon Property Group, Inc. to be involved in developing and operating the retail space. We expect to complete the project in the spring of 2010.

Atlantic City

Construction continued on an upgrade and expansion of Harrah’s Atlantic City, which will include a new hotel tower with approximately 960 rooms, a casino expansion and a retail and entertainment complex. A new buffet and most of the retail center opened on February 16, 2007. The new hotel tower is expected to open in phases with final completion in mid-2008.

Spain

We continue to work on a joint venture casino and hotel development in the master-planned community of Ciudad Real, 118 miles south of Madrid. The joint venture between a subsidiary of the Company and El Reino de Don Quijote de La Mancha, S.A. is owned 60% and 40%, respectively. The project contemplates the development of a Caesars branded casino and hotel. Completion of this project is subject to a number of conditions, including governmental approvals and changes in certain laws.

The Bahamas

In January 2007, we signed agreements to form a joint venture agreement with a subsidiary of Baha Mar Resort Holdings Ltd. to create the Caribbean’s largest single-phase destination in the Bahamas. The joint venture has also signed management agreements with subsidiaries of Starwood Hotels & Resorts Worldwide, Inc. The joint venture is expected to be 57% owned by a subsidiary of Baha Mar Resort Holdings Ltd. and 43% by a subsidiary of the Company effective upon confirmation by the Bahamian Government of certain required approvals and concessions and satisfaction of certain other conditions. The project contemplates the development of a Caesars branded casino and hotel. Completion of this project is subject to a number of conditions.

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

Employee Relations

We have approximately 87,000 employees through our various subsidiaries. Despite a strike in Atlantic City in 2004 that was settled, we consider our labor relations with employees to be good. Approximately 28,000 employees are covered by collective bargaining agreements with certain of our subsidiaries, relating to certain casino, hotel and restaurant employees at certain of our properties. Most of our employees covered by collective bargaining agreements are located at our properties in Las Vegas and Atlantic City. Our collective bargaining agreements with employees located at our Las Vegas properties expires in May 2012 and at our Atlantic City properties in September 2009.

Available Information

Our internet address is www.harrahs.com. We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. We also make available through our website all filings of our executive officers and directors on Forms 3, 4 and 5 under Section 16 of the Exchange Act. These filings are also available on the SEC’s website at www.sec.gov. Our Code of Conduct and our Code of Business Conduct and Ethics for Principal Officers are available on our website under the “Investor Relations” link. We will provide a copy of these documents without charge to any person upon receipt of a written request addressed to Harrah’s Entertainment, Inc., Attn: Corporate Secretary, One Harrah’s Court, Las Vegas, Nevada 89119. Reference in this document to our website address does not constitute incorporation by reference of the information contained on the website.

ITEM 1A.	Risk Factors.

If we are unable to effectively compete against our competitors, our profits will decline.

The gaming industry is highly competitive and our competitors vary considerably in size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. We also compete with other non- gaming resorts and vacation areas, and with various other entertainment businesses. Our competitors in each market may have substantially greater financial, marketing and other resources than we do and there can be no assurance that they will not in the future engage in aggressive pricing action to compete with us. Although we believe we are currently able to compete effectively in each of the various markets in which we participate, we cannot assure you that we will be able to continue to do so or that we will be capable of maintaining or further increasing our current market share. Our failure to compete successfully in our various markets could adversely affect our business, financial condition, results of operations and cash flow.

In recent years, with fewer new markets opening for development, many casino operators have been reinvesting in existing markets to attract new customers or to gain market share, thereby increasing competition in those markets. As companies have completed expansion projects, supply has typically grown at a faster pace than demand in some markets and competition has increased significantly. The expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in many markets in which we operate, and this intense competition is expected to continue. These competitive pressures have and are expected to continue to adversely affect our financial performance in certain markets.

In particular, our business may be adversely impacted by the additional gaming and room capacity in Nevada, New Jersey, New York, Pennsylvania, Mississippi, Missouri, Michigan, Indiana, Iowa, Kansas, Kentucky, Illinois, Louisiana, Ontario, Spain, Uruguay, United Kingdom, Egypt, Bahamas and/or other projects not yet announced which may be competitive in the other markets where we operate or intend to operate. Several states and Native American tribes are also considering enabling the development and operation of casinos or casino- like operations in their jurisdictions. In addition, our operations located in New Jersey and Nevada may be adversely impacted by the expansion of Native American gaming in New York and California, respectively.

We are subject to extensive governmental regulation and taxation policies, the enforcement of which could adversely impact our business, financial condition and results of operations.

We are subject to extensive gaming regulations and political and regulatory uncertainty. Regulatory authorities in the jurisdictions where we operate have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines and take other actions, any one of which could adversely impact our business, financial condition and results of operations. For example, revenues and income from operations were negatively impacted during July 2006 in Atlantic City by a three-day government—imposed casino shutdown.

From time to time, individual jurisdictions have also considered legislation or referendums, such as bans on smoking in casinos and other entertainment and dining facilities, which could adversely impact our operations. For example, the City Council of Atlantic City passed an ordinance in 2007 requiring that we segregate at least 75% of the casino gaming floor as a nonsmoking area, leaving no more than 25% of the casino gaming floor as a smoking area. The ordinance imposed timelines during which we had to construct physical separation for such space on the casino gaming floor and provide a ventilation system that separately exhausted the air from the nonsmoking areas and has impacted our financial results for the Atlantic City facilities since its enactment. Illinois has also passed the Smoke Free Illinois Act which became effective January 1, 2008, and bans smoking in nearly all public places, including bars, restaurants, work places, schools and casinos. The Act also bans smoking within 15 feet of any entrance, window or air intake area of these public places. These smoking bans could adversely affect revenues and operating results at our properties. The likelihood or outcome of similar legislation in other jurisdictions and referendums in the future cannot be predicted.

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

We may decide to develop, construct and open new hotels, casinos and other gaming venues in response to opportunities that may arise, including developments in Mississippi, Las Vegas, Atlantic City, Chicagoland, Spain and the Bahamas previously disclosed. Future development projects and acquisitions may require significant capital commitments, the incurrence of additional debt, guarantees of third party-debt, the incurrence of contingent liabilities and an increase in amortization expense related to intangible assets, which could have an adverse effect upon our business, financial condition and results of operations. The development and construction of new hotels, casinos and gaming venues and the expansion of existing ones, such as our developments in Mississippi, Las Vegas, Atlantic City, Chicagoland, Spain, and the Bahamas, are susceptible to various risks and uncertainties, such as:

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

•	changes and concessions required by governmental or regulatory authorities;

•	the ability to finance the projects, especially in light of the substantial indebtedness incurred by the Company related to the Merger;

•	delays in obtaining, or inability to obtain, all licenses, permits and authorizations required to complete and/or operate the project; and

•	disruption of our existing operations and facilities.

Our failure to complete any new development or expansion project as planned, on schedule, within budget or in a manner that generates anticipated profits, could have an adverse effect on our business, financial condition and results of operations.

Acts of terrorism and war and natural disasters may negatively impact our future profits.

Terrorist attacks and other acts of war or hostility have created many economic and political uncertainties. We cannot predict the extent to which terrorism, security alerts or war, or hostilities in Iraq and other countries throughout the world will continue to directly or indirectly impact our business and operating results. As a consequence of the threat of terrorist attacks and other acts of war or hostility in the future, premiums for a variety of insurance products have increased, and some types of insurance are no longer available. Given current conditions in the global insurance markets, we are substantially uninsured for losses and interruptions caused by terrorist acts and acts of war. If any such event were to affect our properties, we would likely be adversely impacted.

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

Some of our employees are represented by labor unions. A lengthy strike or other work stoppage at one of our casino properties or construction projects could have an adverse effect on our business and results of operations. From time to time, we have also experienced attempts to unionize certain of our non–union employees. While these efforts have achieved only limited success to date, we cannot provide any assurance that we will not experience additional and more successful union activity in the future. There has been a trend towards unionization for employees in Atlantic City and Las Vegas. For example, certain dealers, slot technicians and security guards at certain of our Atlantic City properties have voted to be represented by the United Auto Workers and the International Union, Security, Police and Fire Professionals of America, respectively. However, to date, there are no collective bargaining agreements in place. In addition, Caesars Palace dealers in Las Vegas recently signed union authorization cards to be represented by the Transport Workers Union (the “TWU”). The TWU held elections supervised by the National Labor Relations Board on December 22, 2007 and won representation of the dealers. The impact of this union activity is undetermined and could negatively impact our profits.

We may not realize all of the anticipated benefits of potential future acquisitions.

Our ability to realize the anticipated benefits of potential future acquisitions will depend, in part, on our ability to integrate the businesses of such acquired company with our businesses. The combination of two independent companies is a complex, costly and time consuming process. This process may disrupt the business of either or both of the companies, and may not result in the full benefits expected. The difficulties of combining the operations of the companies include, among others:

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

There is no assurance that we will realize the full benefits anticipated for any future acquisitions.

The risks associated with our international operations could reduce our profits.

Some of our properties are located in countries outside the United States, and our acquisition of London Clubs in 2006 has increased the percentage of our revenue derived from operations outside the United States. Additionally, we have announced intentions to build additional facilities outside the United States in the Bahamas and Spain. International operations are subject to inherent risks including:

•	variation in local economies;

•	currency fluctuation;

•	greater difficulty in accounts receivable collection;

•	trade barriers;

•	burden of complying with a variety of international laws; and

•	political and economic instability.

The loss of the services of key personnel could have a material adverse effect on our business.

The leadership of our chief executive officer, Mr. Loveman, and other executive officers has been a critical element of our success. The death or disability of Mr. Loveman or other extended or permanent loss of his services, or any negative market or industry perception with respect to him or arising from his loss, could have a material adverse effect on our business. Our other executive officers and other members of senior management have substantial experience and expertise in our business and have made significant contributions to our growth and success. The unexpected loss of services of one or more of these individuals could also adversely affect us. We are not protected by key man or similar life insurance covering our senior management. We have employment agreements with our executive officers, but these agreements do not guarantee that any given executive will remain with the company.

If we are unable to attract, retain and motivate employees, we may not be able to compete effectively and will not be able to expand our business.

Our success and ability to grow are dependent, in part, on our ability to hire, retain and motivate sufficient numbers of talented people, with the increasingly diverse skills needed to serve clients and expand our business, in many locations around the world. Competition for highly qualified, specialized technical and managerial, and particularly consulting personnel, is intense. Recruiting, training, retention and benefits costs place significant demands on our resources. The inability to attract qualified employees in sufficient numbers to meet particular demands or the loss of a significant number of our employees could have an adverse effect on us.

We are controlled by the Sponsors, whose interests may not be aligned with ours.

As a result of the Merger, all of the voting common stock of Harrah’s is held by Hamlet Holdings, the members of which are comprised of an equal number of individuals affiliated with each of the Sponsors. As such, the Sponsors will have the power to control our affairs and policies. The Sponsors also control the election of our board of directors, the appointment of management, the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions.

Eight of our nine directors are affiliated with the Sponsors. The members affiliated with the Sponsors have the authority, subject to the terms of our debt, to issue additional shares, implement share repurchase programs, declare dividends, pay advisory fees and make other decisions, and they may have an interest in our doing so. Furthermore, the Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us, as well as businesses that represent major customers of our businesses. The Sponsors may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as the individuals affiliated with the Sponsors continue to control a significant amount of our outstanding voting common stock, the Sponsors will continue to be able to strongly influence or effectively control our decisions.

We are or may become involved in legal proceedings that, if adversely adjudicated or settled, could impact our financial condition.

From time to time, we are defendants in various lawsuits relating to matters incidental to our business. The nature of our business subjects us to the risk of lawsuits filed by customers, past and present employees, competitors, business partners, Native American tribes and others in the ordinary course of business. As with all litigation, no assurance can be provided as to the outcome of these matters and in general, litigation can be expensive and time consuming. For example, we have an ongoing dispute with the St. Regis Mohawk Tribe. We may not be successful in the defense of these lawsuits, which could result in settlements or damages that could significantly impact our business, financial condition and results of operations.

Our debt agreements contain restrictions that will limit our flexibility in operating our business.

Our senior secured credit facilities, the senior unsecured interim loan agreement, real estate facility loans and the indenture governing our senior notes contain, and any future indebtedness of ours would likely contain, a number of covenants that will impose significant operating and financial restrictions on us, including restrictions on our and our subsidiaries ability to, among other things:

•	incur additional debt or issue certain preferred shares;

•	pay dividends on or make distributions in respect of our capital stock or make other restricted payments;

•	make certain investments;

•	sell certain assets;

•	create liens on certain assets;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates; and

•	designate our subsidiaries as unrestricted subsidiaries.

As a result of these covenants, we will be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.

We have pledged a significant portion of our assets as collateral under our senior secured credit facilities. If any of the lenders under our senior secured credit facilities accelerate the repayment of borrowings, there can be no assurance that we will have sufficient assets to repay our indebtedness.

Under our senior secured credit facilities we will be required to satisfy and maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and there can be no assurance that we will meet those ratios. A failure to comply with the covenants contained in our senior secured credit facilities or our other indebtedness could result in an event of default under the facilities or the existing agreements, which, if not cured or waived, could have a material adverse affect on our business, financial condition and results of operations. In the event of any default under our senior secured credit facilities or our other indebtedness, the lenders thereunder:

•	will not be required to lend any additional amounts to us;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend further credit; or

•	require us to apply all of our available cash to repay these borrowings.

Such actions by the lenders could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the lenders under our new senior secured credit facilities and real estate facilities could proceed against the collateral granted to them to secure that indebtedness. We will pledge a significant portion of our assets as collateral under our new senior secured credit facilities and real estate facilities.

If the indebtedness under our senior secured credit facilities, real estate facilities or our other indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments.

As of the closing of the Merger on January 28, 2008, we are a highly leveraged company. As of December 31, 2007, on a pro forma basis assuming the completion of the Merger, we would have had $25,246.2 million face value of outstanding indebtedness, and for the twelve months ended December 31, 2007, pro forma debt service payment obligations of $1,229.6 million (including approximately $999.6 million of debt service on fixed rate obligations) and pro forma cash interest expense of $1,989.1 million.

Our substantial indebtedness could:

•	limit our ability to borrow money for our working capital, capital expenditures, development projects, debt service requirements, strategic initiatives or other purposes;

•

make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing our indebtedness;

•	require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness thereby reducing funds available to us for other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	make us more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	make us more vulnerable to downturns in our business or the economy;

•	restrict us from making strategic acquisitions, developing new gaming facilities, introducing new technologies or exploiting business opportunities; and

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds or dispose of assets.

Furthermore, our interest expense could increase if interest rates increase because certain of our debt is variable-rate debt.

Despite our substantial indebtedness, we may still be able to incur significantly more debt. This could intensify the risks described above.

We and our subsidiaries may be able to incur substantial indebtedness in the future. Although the terms of the agreements governing our indebtedness contain restrictions on our ability to incur additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. For example, as of December 31, 2007, on a pro forma basis, we would have had $1,811.9 million available for additional borrowing under our revolving credit facility, all of which would be secured.

We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.

Our ability to satisfy our debt obligations will depend upon, among other things:

•

our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and

•

our future ability to borrow under our senior secured credit facilities, the availability of which depends on, among other things, our complying with the covenants in our senior secured credit facilities.

We cannot assure you that our business will generate sufficient cash flow from operations, or that we will be able to draw under our senior secured credit facilities or otherwise, in an amount sufficient to fund our liquidity needs.

If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness, including the notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due. The Sponsors have no continuing obligation to provide us with debt or equity financing.

PRIVATE SECURITIES LITIGATION REFORM ACT

This Annual Report on Form 10-K contains or may contain “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. Further, statements that include words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements. These forward-looking statements are found at various places throughout the report. These forward-looking statements, including, without limitation, those relating to future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings, and future financial results, wherever they occur in this report, are necessarily estimates reflecting the best judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors set forth above and from time to time in our filings with the Securities and Exchange Commission.

In addition to the risk factors set forth above, important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include without limitation:

•	the impact of the substantial indebtedness incurred to finance the consummation of the Merger;

•	the effects of local and national economic, credit and capital market conditions on the economy in general, and on the gaming and hotel industry in particular;

•

construction factors, including delays, increased costs for labor and materials, availability of labor and materials, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters and building permit issues;

•	the effects of environmental and structural building conditions relating to our properties;

•	our ability to timely and cost-effectively integrate companies that we acquire into our operations;

•	access to available and reasonable financing on a timely basis;

•	changes in laws, including increased tax rates, smoking bans, regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies;

•	litigation outcomes and judicial actions, including gaming legislative action, referenda and taxation;

•	the ability of our customer-tracking, customer loyalty and yield-management programs to continue to increase customer loyalty and same store or hotel sales;

•	the ability to recoup costs of capital investments through higher revenues;

•	acts of war or terrorist incidents or natural disasters;

•	access to insurance on reasonable terms for our assets;

•	abnormal gaming holds;

•	the potential difficulties in employee retention as a result of the Merger;

•	the effects of competition, including locations of competitors and operating and market competition; and

•	the other factors set forth under “Risk Factors” above.

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

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Properties.

The following table sets forth information about our casino entertainment facilities:

Summary of Property Information*

Property	Type of Casino	Casino Space– Sq. Ft.(a)	Slot Machines(a)	Table Games(a)	Hotel Rooms & Suites(a)
Atlantic City, New Jersey
Harrah’s Atlantic City(m)	Land-based	160,800	3,890	120	1,630
Showboat Atlantic City(m)	Land-based	124,200	3,530	110	1,330
Bally’s Atlantic City	Land-based	225,800	5,120	220	1,740
Caesars Atlantic City	Land-based	145,000	3,180	170	1,140

Las Vegas, Nevada
Harrah’s Las Vegas(m)	Land-based	90,600	1,600	110	2,530
Rio(m)	Land-based	107,000	1,220	110	2,520
Caesars Palace	Land-based	129,900	1,440	160	3,600
Paris Las Vegas	Land-based	85,000	1,170	110	2,920
Bally’s Las Vegas	Land-based	66,400	1,130	60	2,810
Flamingo Las Vegas(b)(m)	Land-based	76,800	1,420	120	3,460
Imperial Palace	Land-based	75,000	800	50	2,640
Bill’s Gamblin’ Hall & Saloon	Land-based	42,500	440	40	210

Laughlin, Nevada
Harrah’s Laughlin	Land-based	47,000	940	40	1,510

Reno, Nevada
Harrah’s Reno	Land-based	39,700	890	50	930

Lake Tahoe, Nevada
Harrah’s Lake Tahoe(m)	Land-based	57,600	870	70	510
Harveys Lake Tahoe(m)	Land-based	63,300	910	80	740
Bill’s Lake Tahoe(m)	Land-based	18,000	280	20	—

Chicago, Illinois area
Harrah’s Joliet (Illinois)(c)	Dockside	38,900	1,190	20	200
Horseshoe Hammond (Indiana)	Dockside	48,300	1,940	60	—

Metropolis, Illinois
Harrah’s Metropolis(d)	Dockside	31,000	1,170	30	260

Southern Indiana
Caesars Indiana	Dockside	70,400	1,750	90	500

Council Bluffs, Iowa
Harrah’s Council Bluffs	Dockside	28,000	1,050	20	250
Horseshoe Council Bluffs(e)	Greyhound racing facility and land-based casino	78,800	1,880	70	—

Tunica, Mississippi
Horseshoe Tunica	Dockside	63,000	1,740	90	510
Grand Casino Tunica	Dockside	136,000	1,880	80	1,360
Sheraton Casino & Hotel	Dockside	31,000	1,080	40	130

Mississippi Gulf Coast
Grand Casino Biloxi	Dockside	26,500	830	40	490

St. Louis, Missouri
Harrah’s St. Louis	Dockside	111,500	2,830	100	500

Property	Type of Casino	Casino Space– Sq. Ft.(a)	Slot Machines(a)	Table Games(a)	Hotel Rooms & Suites(a)
North Kansas City, Missouri
Harrah’s North Kansas City	Dockside	60,100	1,780	60	390

New Orleans, Louisiana
Harrah’s New Orleans	Land-based	125,100	2,040	130	450

Bossier City, Louisiana
Louisiana Downs	Thoroughbred racing facility and land-based casino	14,900	1,340	—	—
Horseshoe Bossier City	Dockside	29,900	1,540	70	610

Chester, Pennsylvania
Harrah’s Chester(f)	Harness racing facility and land-based casino	92,000	2,790	—	—

Phoenix, Arizona
Harrah’s Ak-Chin(g)	Indian Reservation	48,000	950	30	150

Cherokee, North Carolina
Harrah’s Cherokee(g)	Indian Reservation	88,000	3,330	40	580

San Diego, California
Harrah’s Rincon(g)	Indian Reservation	69,900	1,600	70	650

Punta del Este, Uruguay
Conrad Punta del Este Resort and Casino(h)	Land-based	44,500	490	70	300

Ontario, Canada
Casino Windsor(i)	Land-based	100,000	2,610	80	390

United Kingdom
Golden Nugget	Land-based	6,500	20	40	—
Rendezvous Casino	Land-based	9,100	20	40	—
The Sportsman	Land-based	7,100	10	40	—
Fifty(j)	Land-based	3,200	—	20	—
Rendezvous Brighton	Land-based	13,100	20	70	—
Rendezvous Southend-on-Sea	Land-based	11,900	20	60	—
Manchester235	Land-based	17,600	20	100	—
The Casino at the Empire	Land-based	26,400	20	80	—
Alea Nottingham	Land-based	5,500	20	60	—
Alea Glasgow(k)	Land-based

Egypt
London Club Cairo-Nile(g)	Land-based	2,000	40	10	—
Rendezvous Cairo-Ramses(g)	Land-based	2,400	30	20	—

South Africa
Emerald Safari(l)(m)	Land-based	37,700	660	20	190

*	As of December 31, 2007, unless otherwise noted.
(a)	Approximate.
(b)	Information includes O’Shea’s Casino, which is adjacent to this property.
(c)	We have an 80 percent ownership interest in and manage this property.

(d)	A hotel, in which we own a 12.5% special limited partnership interest, is adjacent to the Metropolis facility. A second 260-room hotel owned by us opened in 2006.
(e)	The property is owned by the Company, leased to the operator, and managed by the Company for the operator for a fee pursuant to an agreement that expires in October 2024. This information includes the Bluffs Run greyhound racetrack that operates at the property.
(f)	We have a 50 percent ownership interest in and manage this property. The slot facility at Harrah’s Chester opened on January 22, 2007.
(g)	Managed.
(h)	We have an approximate 95 percent ownership interest in and manage this property.
(i)	We have a 50 percent interest in Windsor Casino Limited, which manages this property. The province of Ontario owns the complex.
(j)	We have a 50 percent ownership interest in and manage this property.
(k)	Opened February 6, 2008.
(l)	We have a 70 percent interest in and manage this property.
(m)	Properties not owned by Harrah’s Operating Company, Inc. or its subsidiaries as of the closing of the Merger. See also Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt and Liquidity—Commercial Mortgage Based Securities (“CMBS”) Financing.”

ITEM 3.	Legal Proceedings.

Litigation Related to our Operations

In April 2000, the Saint Regis Mohawk Tribe (the “Tribe”) granted Caesars the exclusive rights to develop a casino project in the State of New York. On April 26, 2000, certain individual members of the Tribe purported to commence a class action proceeding in a “Tribal Court” in Hogansburg, New York, against Caesars seeking to nullify Caesars’ agreement with the Tribe. On March 20, 2001, the “Tribal Court” purported to render a default judgment against Caesars in the amount of $1,787 million. Prior to our acquisition of Caesars in June 2005, it was believed that this matter was settled pending execution of final documents and mutual releases. Although fully executed settlement documents were never provided, on March 31, 2003, the United States District Court for the Northern District of New York dismissed litigation concerning the validity of the judgment, without prejudice, while retaining jurisdiction to reopen that litigation, if, within three months thereof, the settlement had not been completed. On June 22, 2007, a lawsuit was filed in the United States District Court for the Northern District of New York against us by certain trustees of the Catskill Litigation Trust alleging the Catskill Litigation Trust had been assigned the “Tribal Court” judgment and seeks to enforce it, with interest. According to a “Tribal Court” order, accrued interest through July 9, 2007, was approximately $1,014 million. We filed a motion to dismiss the case which was denied the first week of December 2007 on procedural grounds. In the Court’s ruling, we were granted leave to renew our request for relief as a summary judgment motion, seeking the same relief (dismissal of the case), but employing a different procedural rule following limited discovery on the issues raised in the motion. Such limited discovery is now proceeding. We believe this matter to be without merit and will vigorously contest any attempt to enforce the judgment.

Litigation Related to the Merger

Delaware Lawsuits.

On October 5, 2006, Henoch Kaiman and Joseph Weiss filed a purported class action complaint in the Delaware Court of Chancery, Civil Action No. 2453-N, against Harrah’s, its board of directors and the Sponsors, challenging the proposed transaction as inadequate and unfair to Harrah’s public stockholders. Two similar putative class actions were subsequently filed in the Delaware Court of Chancery: Phillips v. Loveman, et al., Civil Action No. 2456-N; and Momentum Partners v. Atwood, et al., Civil Action No. 2455-N. On October 19, 2006, the Delaware Court of Chancery consolidated the three Delaware cases under the heading In Re Harrah’s Entertainment, Inc. Shareholder Litigation.

On December 22, 2006, Delaware plaintiffs’ counsel filed an amended and consolidated class action complaint against Harrah’s, its directors, the Sponsors, and added as defendants Apollo Management V, L.P., Hamlet Holdings and Merger Sub. The consolidated complaint alleges that Harrah’s board of directors breached their fiduciary duties and that the Sponsors aided and abetted the alleged breaches of fiduciary duty in entering into the merger agreement. The consolidated complaint seeks, among other relief, class certification of the lawsuit, an injunction against the proposed transaction, compensatory and/or rescissory damages to the class, and an award of attorneys’ fees and expenses to plaintiffs. On February 14, 2007, defendants began to produce documents in response to plaintiff’s initial discovery request. See “Settlement Procedures” below for an update.

Initial Nevada Lawsuits.

On October 3, 2006, Natalie Gordon filed a putative class action lawsuit in the state district court in Clark County, Nevada, Case No. A529183, against Harrah’s, its board of directors and the Sponsors, challenging the proposed transaction as inadequate and unfair to Harrah’s public stockholders.

Eight similar putative class actions were subsequently filed in the Clark County district court: Phillips v. Harrah’s Entertainment, Inc., et al., Case No. A529184; Murphy v. Harrah’s Entertainment, Inc., et al., Case No. A529246; Shapiro v. Alexander, et al., Case No. A529247; Barnum v. Alexander, et al., Case No. A529277; Iron Workers Tennessee Valley Pension Fund v. Harrah’s Entertainment, Inc., et al., Case No. A529449; Staehr v. Harrah’s Entertainment, Inc., et al., Case No. A529385; Berliner v. Harrah’s Entertainment, Inc., et al., Case No. A529508; and Frechter v. Harrah’s Entertainment, Inc., et al., Case No. A529680. All of the complaints name Harrah’s and its current directors as defendants. Four of the complaints also name the Sponsors as defendants. One complaint further names two former directors of Harrah’s, Joe M. Henson and William Barron Hilton, as defendants. On October 6, 2006, the Clark County district court consolidated these complaints under the heading In Re Harrah’s Shareholder Litigation and appointed liaison counsel for the consolidated action.

On October 17, 2006, a consolidated class action complaint was filed naming Harrah’s, Entertainment, its current board of directors and the Sponsors as defendants. The consolidated complaint alleges that Harrah’s Entertainment’s board of directors breached their fiduciary duties and the Sponsors aided and abetted the alleged breaches of fiduciary duty in connection with the proposed transaction. The consolidated complaint seeks, among other relief, class certification of the lawsuit, an injunction against the proposed transaction, declaratory relief, compensatory and/or rescissory damages to the class, and an award of attorneys’ fees and expenses to plaintiffs.

On October 25, 2006, Harrah’s removed the consolidated action to the United States District Court for the District of Nevada as In Re Harrah’s Shareholder Litigation, Case 2:06-CV-01356, pursuant to the Securities Litigation Uniform Standards Act (“SLUSA”). On November 27, 2006, plaintiffs Gordon, Phillips, Murphy, Shapiro and Barnum filed a motion for remand. Also on that date, plaintiff Iron Workers Tennessee Valley Pension Fund filed a separate motion for remand. On December 5, 2006, plaintiff Frechter joined Iron Workers’ motion for remand. On January 5, 2007, the plaintiff in Iron Workers filed notice of its intention to voluntarily dismiss its action. On that same date, plaintiffs Gordon, Phillips, Murphy, Shapiro and Barnum filed a notice of withdrawal of their motion for remand. The court approved these notices on January 9, 2007. On January 23, 2007, defendants moved to dismiss the remaining actions pursuant to SLUSA. On February 5, 2007, plaintiffs Gordon, Phillips, Murphy, Shapiro and Barnum filed a First Amended Consolidated Class Action Complaint, adding a claim that the December 2006 14A filings by Harrah’s with the SEC in connection with the merger were false and misleading. Accordingly, eight consolidated cases currently remain in the United States District Court for the District of Nevada. On February 12, 2007, the court denied the Frechter motion for remand under the SLUSA. On February 23, 2007, the defendants filed a reply brief renewing their request that the court dismiss the actions in their entirety. See “Settlement Procedures” below for an update.

Subsequent Nevada Lawsuits.

On November 22, 2006, two putative class action lawsuits were filed in the state district court in Clark County, Nevada against Harrah’s and its board of directors: Eisenstein v. Harrah’s Entertainment, Inc., et al., Case No. A531963; and NECA-IBEW Pension Fund v. Harrah’s Entertainment, Inc., et al., Case No. A531965. Both complaints allege that Harrah’s board of directors breached their fiduciary duties in connection with the proposed transaction. The complaints seek, among other things, declaratory and injunctive relief; neither of them seeks damages.

On January 3, 2007, plaintiffs in both actions filed a joint Motion to Designate Litigation as Complex, Consolidate Cases, and for Appointment of Lead Counsel. A hearing on plaintiffs’ motion, which had been scheduled for January 30, 2007, was vacated pursuant to a stipulation between the parties, dated January 25, 2007.

On January 26, 2007, in accordance with the parties’ January 25, 2007 stipulation, the Clark County district court ordered the consolidation of the Eisenstein and NECA-IBEW Pension Fund complaints and appointed lead and liaison counsel. See “Settlement Procedures” below for an update.

Settlement Procedures.

On March 8, 2007, Harrah’s, its board of directors, and the other named defendants in the Delaware and Nevada Lawsuits above entered into a memorandum of understanding with plaintiffs’ counsel in those lawsuits. Under the terms of the memorandum, Harrah’s, its board of directors, the other named defendants, and the plaintiffs have agreed in principle that the Initial Nevada Lawsuits and the Delaware Lawsuit will be dismissed without prejudice and, subject to court approval, the Subsequent Nevada Lawsuits would be dismissed with prejudice. The parties subsequently entered into a stipulation of settlement (“Stipulation”) incorporating the terms of the memorandum of understanding.

Harrah’s, its board of directors, and the other defendants deny all of the allegations in the lawsuits. Nevertheless, the defendants agreed in principle to settle the purported class action litigations in order to avoid costly litigation and mitigate the risk that the litigation may have caused a delay to the closing of the Merger. Pursuant to the terms of the Stipulation, Harrah’s agreed to provide certain additional information to stockholders that was included in its definitive proxy statement dated March 8, 2007. In addition, Harrah’s or its successor has agreed to pay the legal fees and expenses of plaintiffs’ counsel, up to a certain limit and subject to approval by the court, and the costs of providing notice to the class. Class members have the right to opt out of the proposed settlement; however, Defendants have the right to terminate the proposed settlement if the holders of more than a designated amount of shares elect to opt out. The entry of a final judgment and the grant of a release against Harrah’s, its board of directors and the other named defendants will not affect the rights of any stockholders who timely and validly request exclusion from the settlement class pursuant to applicable law.

On February 4, 2008, the Stipulation was submitted to a district court in Nevada, where it was approved and an order was entered for notice and a hearing in this matter. Per the court’s order, a settlement hearing is to be held on April 21, 2008.

Additional details of the settlement in principle are set forth in a separate notice that has been sent to stockholders of the Company prior to the Merger prior to a court hearing to consider the settlement, including any award of attorneys’ fees.

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

Our outstanding common stock is privately held and there is no established public trading market for our common stock. Until January 28, 2008, our common stock was listed on the New York Stock Exchange and traded under the ticker symbol “HET.” Until January 28, 2008, our common stock was also listed on the Chicago Stock Exchange and the Philadelphia Stock Exchange.

The following table sets forth the high and low sales prices per share of our common stock, as reported by the New York Stock Exchange, for the last two fiscal years:

	High	Low
2007
First Quarter	$85.58	$82.31
Second Quarter	86.26	83.60
Third Quarter	87.79	78.77
Fourth Quarter	89.35	86.21

2006
First Quarter	$79.80	$70.50
Second Quarter	83.33	68.46
Third Quarter	70.59	59.04
Fourth Quarter	84.25	73.50

The approximate number of holders of record of our non-voting common stock as of February 25, 2008, was 108.

The following table sets forth the dates and amounts of cash dividends per share paid by the Company during the last two fiscal years:

	Record Date	Paid On
2007
$0.40	February 12, 2007	February 21, 2007
0.40	May 9, 2007	May 23, 2007
0.40	August 8, 2007	August 22, 2007
0.40	November 8, 2007	November 21, 2007

2006
$0.3625	February 15, 2006	February 22, 2006
0.3625	May 10, 2006	May 24, 2006
0.40	August 9, 2006	August 23, 2006
0.40	November 8, 2006	November 22, 2006

We did not repurchase any shares of our common stock in 2007.

ITEM 6.	Selected Financial Data.

The selected financial data set forth below for the five years ended December 31, 2007, should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto.

(In millions, except common stock data and financial percentages and ratios)	2007(a)	2006(b)	2005(c)	2004(d)	2003(e)
OPERATING DATA
Revenues	$10,825.2	$9,673.9	$7,010.0	$4,396.8	$3,808.4
Income from operations	1,652.0	1,556.6	1,029.0	772.8	663.7
Income from continuing operations	527.2	523.9	316.3	319.3	252.7
Net income	619.4	535.8	236.4	367.7	292.6

COMMON STOCK DATA
Earnings per share-diluted
From continuing operations	2.77	2.79	2.10	2.83	2.29
Net income	3.25	2.85	1.57	3.26	2.65
Cash dividends declared per share	1.60	1.53	1.39	1.26	0.60

FINANCIAL POSITION
Total assets	23,357.7	22,284.9	20,517.6	8,585.6	6,578.8
Long-term debt	12,429.6	11,638.7	11,038.8	5,151.1	3,671.9
Stockholders’ equity	6,626.9	6,071.1	5,665.1	2,035.2	1,738.4

FINANCIAL PERCENTAGES AND RATIOS
Return on revenues-continuing	4.9%	5.4%	4.5%	7.3%	6.6%
Return on average invested capital
Continuing operations	4.8%	5.0%	4.4%	8.2%	8.1%
Net income	5.3%	5.0%	3.6%	8.0%	7.6%
Return on average equity
Continuing operations	8.2%	8.8%	7.6%	16.9%	15.5%
Net income	9.7%	9.1%	5.7%	19.5%	18.0%
Ratio of earnings to fixed charges (f)	2.1	2.2	2.1	2.8	2.7

Note references are to our Notes to Consolidated Financial Statements. See Item 8.

(a)	2007 includes $109.7 million in pretax charges for write-downs, reserves and recoveries (see Note 10), $13.4 million in pretax charges related to the proposed sale of the Company, and $2.0 million in pretax charges for premiums paid for, and write-offs associated with, debt retired before maturity. 2007 also includes the financial results of Bill’s Gamblin’ Hall & Saloon, from its February 27, 2007, date of acquisition and Macau Orient Golf, from its September 12, 2007, date of acquisition.
(b)	2006 includes $83.3 million in pretax charges for write-downs, reserves and recoveries (see Note 10), $37.0 million in pretax charges related to the review of certain strategic matters by the special committee of our Board of Directors and the integration of Caesars in Harrah’s Entertainment, and $62.0 million in pretax charges for premiums paid for, and write-offs associated with, debt retired before maturity. 2006 also includes the financial results of London Clubs International from the date of our acquisition of a majority ownership interest in November 2006.
(c)	2005 includes $194.7 million in pretax charges for write-downs, reserves and recoveries (see Note 10), $55.0 million in pretax charges related to our acquisition of Caesars Entertainment, Inc., and $3.3 million in pretax charges for premiums paid for, and write-offs associated with, debt retired before maturity. 2005 also includes the financial results of Caesars Entertainment, Inc., from its June 13, 2005, date of acquisition.

(d)	2004 includes $9.6 million in pretax charges for write-downs, reserves and recoveries and $2.3 million in pretax charges related to our pending acquisition of Caesars Entertainment, Inc. 2004 also includes the financial results of Horseshoe Gaming Holding Corp. from its July 1, 2004, date of acquisition.
(e)	2003 includes $10.5 million in pretax charges for write-downs, reserves and recoveries and $19.1 million in pretax charges for premiums paid for, and write-offs associated with, debt retired before maturity.
(f)	Ratio computed based on Income from continuing operations. For details of the computation of this ratio, see Exhibit 12.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Harrah’s Entertainment, Inc., a Delaware corporation, was incorporated on November 2, 1989, and prior to such date operated under predecessor companies. In this discussion, the words “Harrah’s Entertainment,” “Company,” “we,” “our,” and “us” refer to Harrah’s Entertainment, Inc., together with its subsidiaries where appropriate.

OVERVIEW

We are one of the largest casino entertainment providers in the world. As of December 31, 2007, we operated 50 casinos in six countries, but primarily in the United States and the United Kingdom. Our facilities operate primarily under the Harrah’s, Caesars and Horseshoe brand names in the United States. Our properties include land-based casinos and casino hotels, dockside and riverboat casinos, a greyhound racetrack, a thoroughbred racetrack, a harness racetrack, casino clubs and managed casinos. We are focused on building customer loyalty through a unique combination of customer service, excellent products, unsurpassed distribution, operational excellence and technology leadership and on exploiting the value of our five major brands – Harrah’s, Caesars, Horseshoe, Total Rewards and the World Series of Poker. We believe that the customer-relationship marketing and business-intelligence capabilities fueled by Total Rewards, our customer loyalty program, are constantly bringing us closer to our customers so we better understand their preferences, and from that understanding, we are able to improve entertainment experiences we offer accordingly.

On January 28, 2008, Harrah’s Entertainment was acquired by affiliates of Apollo Global Management, LLC (“Apollo”) and TPG Capital, LP (“TPG”) in an all cash transaction, hereinafter referred to as “the Merger,” valued at approximately $30.9 billion, including the assumption of $12.4 billion of debt and approximately $1.2 billion of acquisition costs. Holders of Harrah’s Entertainment stock received $90.00 in cash for each outstanding share of common stock. As a result of the Merger, the issued and outstanding shares of non-voting common stock and the non-voting preferred stock of Harrah’s Entertainment are owned by entities affiliated with Apollo/TPG and certain co-investors and members of management, and the issued and outstanding shares of voting common stock of Harrah’s Entertainment are owned by Hamlet Holdings LLC, which is owned by certain individuals affiliated with Apollo/TPG. As a result of the Merger, our stock is no longer publicly traded.

DEBT AND LIQUIDITY

We generate substantial cash flows from operating activities, as reflected on the Consolidated Statements of Cash Flows. These cash flows reflect the impact on our consolidated operations of the success of our strategic acquisitions, our marketing programs and on-going cost containment focus. For each of the years ended December 31, 2007 and 2006, we reported cash flows from operating activities of $1.5 billion, and 2005 cash flows from operating activities were $595.2 million. We use the cash flows generated by our operations to fund debt service, to reinvest in existing properties for both refurbishment and expansion projects, to pursue additional growth opportunities via strategic acquisitions of existing companies and new development opportunities and, prior to the closing of the Merger, to return capital to our stockholders in the form of dividends. When necessary, we supplement the cash flows generated by our operations with funds provided by financing activities to balance our cash requirements.

Our cash and cash equivalents totaled $710.0 million at December 31, 2007, compared to $799.6 million at December 31, 2006. The following provides a summary of our cash flows for the years ended December 31.

(In millions)	2007	2006	2005
Cash provided by operating activities	$1,508.8	$1,539.6	$595.2
Capital investments	(1,376.7)	(2,500.1)	(1,108.5)
Payments for business acquisitions	(584.3)	(562.5)	(1,942.5)
Proceeds from sales of discontinued operations	—	457.3	649.5
Insurance proceeds for hurricane losses for continuing operations	15.7	124.9	69.0
Insurance proceeds for hurricane losses for discontinued operations	13.4	174.7	32.1
Other investing activities	8.3	62.0	11.3

Cash used in operating/investing activities	(414.8)	(704.1)	(1,693.9)
Cash provided by financing activities	236.5	764.8	1,956.1
Cash provided by/(used in) discontinued operations	88.7	14.5	(26.8)

Net (decrease)/increase in cash and cash equivalents	$(89.6)	$75.2	$235.4

We believe that our cash and cash equivalents balance, our cash flows from operations and the financing sources discussed herein, will be sufficient to meet our normal operating requirements during the next twelve months and to fund additional investments. In addition, we may consider issuing additional debt in the future to fund potential acquisitions or growth or to refinance existing debt. We continue to review additional opportunities to acquire or invest in companies, properties and other investments that meet our strategic and return on investment criteria. If a material acquisition or investment is completed, our operating results and financial condition could change significantly in future periods. In connection with the Merger, we have incurred substantial additional debt, which will significantly change our financial position.

The majority of our debt is due in 2010 and beyond. Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows and from borrowings under our established debt programs. Long-term obligations are expected to be paid through operating cash flows, refinancing of debt, joint venture partners or, if necessary, additional debt offerings.

Debt as of December 31, 2007

Long-term debt consisted of the following as of December 31:

(In millions)	2007	2006
Credit facilities
4.05%–6.25% at December 31, 2007, maturities to 2011	$5,768.1	$4,307.0
Secured Debt
6.0%, maturity 2010	25.0	25.0
7.1%, maturity 2028	87.7	89.3
LIBOR plus 1%–2.75%, maturity 2011	—	67.0
S. African prime less 1.5%, maturity 2009	10.5	11.4
4. 5%–11.0%, maturities to 2036	4.4	6.8
Unsecured Senior Notes
7.125%, maturity 2007	—	497.8
Floating Rate Notes, maturity 2008	250.0	250.0
7.5%, maturity 2009*	136.2	136.2
7.5%, maturity 2009	442.4	452.4
5.5%, maturity 2010	747.1	746.0
8.0%, maturity 2011	71.7	71.7
5.375%, maturity 2013	497.7	497.4
7.0%, maturity 2013*	324.4	328.4
5.625%, maturity 2015	996.3	995.9
6.5%, maturity 2016	744.3	743.8
5.75%, maturity 2017	745.8	745.5
Floating Rate Contingent Convertible Senior Notes, maturity 2024*	370.6	367.8
Unsecured Senior Subordinated Notes
9.375%, maturity 2007*	—	499.2
8.875%, maturity 2008*	409.6	423.3
7.875%, maturity 2010*	394.9	403.4
8.125%, maturity 2011*	380.3	388.2
Other Unsecured Borrowings
LIBOR plus 4.5%, maturity 2010	29.1	33.9
Other, various maturities	1.6	1.6
Capitalized Lease Obligations
5.77%–10.0%, maturities to 2011	2.7	0.9

	12,440.4	12,089.9
Current portion of long-term debt	(10.8)	(451.2)

	$12,429.6	$11,638.7

*	Assumed in our acquisition of Caesars

We recorded the debt assumed in the Caesars acquisition at its market value, and the premium recorded is being amortized as a credit to interest expense using the effective interest method. The debt was assumed by Harrah’s Operating Company, Inc. (“Harrah’s Operating” or “HOC”), a wholly-owned subsidiary of Harrah’s Entertainment, and is guaranteed by Harrah’s Entertainment.

$400 million, face amount, of our 8.875% Senior Subordinated Notes due in September 2008, and $250 million, face amount, of our Floating Rate Senior Notes due in February 2008, are classified as long-term in our Consolidated Balance Sheet as of December 31, 2007, because the Company has both the intent and the ability to refinance that portion of these notes.

Debt Following the January 28, 2008, Acquisition and Financing

In connection with the Merger, $7.7 billion, face amount, of our debt was retired, $4.6 billion, face amount, of our debt was retained and $20.5 billion, face amount, of new debt was issued, resulting in a very different debt structure from the one in place at December 31, 2007. The remainder of our discussion related to debt will refer to the debt structure after the Merger.

Following the Merger, long-term debt consisted of the following:

(In millions)	HOC and Subsidiaries	Other Subsidiaries of Harrah’s Entertainment	Total Harrah’s Entertainment, Inc.
Credit facilities
Term loans, 6.244% at January 28, 2008, maturities to 2015	$7,250.0		$7,250.0
Subsidiary guaranteed debt
10.75% Senior Notes due 2016, including senior interim loans of $342.6, 9.25% at January 28, 2008	5,275.0		5,275.0
10.75%/11.5% Senior PIK Toggle Notes due 2018, including senior interim loans of $97.4, 9.25% at January 28, 2008	1,500.0		1,500.0
Unsecured Senior Notes
7.5%, maturity 2009	0.9		0.9
7.5%, maturity 2009	5.0		5.0
5.5%, maturity 2010	669.1		669.1
8.0%, maturity 2011	62.7		62.7
5.375%, maturity 2013	342.3		342.3
7.0%, maturity 2013	0.7		0.7
5.625%, maturity 2015	640.6		640.6
6.5%, maturity 2016	486.0		486.0
5.75%, maturity 2017	443.0		443.0
Floating Rate Contingent Convertible Senior Notes, maturity 2024*	0.2		0.2
Unsecured Senior Subordinated Notes
8.875%, maturity 2008	5.9		5.9
7.875%, maturity 2010	349.5		349.5
8.125%, maturity 2011	307.4		307.4
Other Secured Borrowings
CMBS financing, 6.244% at January 28, 2008, maturity 2013		$6,500.0	6,500.0
S. Africa, prime less 1.5%, maturity 2009		10.3	10.3
6.0%, maturity 2010	25.0		25.0
4.25%–10.125%, maturities to 2035	3.8		3.8
Other Unsecured Borrowings
LIBOR plus 4.5%, maturity 2010	29.1		29.1
Other, various maturities	1.6		1.6
Capitalized Lease Obligations
5.77%–10.0%, maturities to 2011	2.5		2.5

	17,400.3	6,510.3	23,910.6
Current portion of long-term debt	(71.4)	(1.5)	(72.9)

	$17,328.9	$6,508.8	$23,837.7

As of January 28, 2008, aggregate annual principal maturities for the four years subsequent to 2008 were: 2009, $96.8 million; 2010, $1.2 billion; 2011, $0.5 billion; and 2012, $0.2 billion.

In connection with the Merger, the following debt was retired on or about January 28, 2008:

Debt Extinguished	Face Value
(in millions)
Credit Facilities due 2011	$5,795.8
7. 5% Senior Notes due 2009	131.2
8.875% Senior Subordinated Notes due 2008	394.3
7. 5% Senior Notes due 2009	424.2
7. 0% Senior Notes due 2013	299.4
Floating Rate Notes due 2008	250.0
Floating Rate Contingent Convertible Senior Notes due 2024	374.7

In connection with the Merger, the following debt was issued on or about January 28, 2008:

Debt Issued	Face Value
(in millions)
Term loan facility, maturity 2015	$7,250.0
10.75% Senior Notes due 2016 (a)	5,275.0
10.75%/11.5% Senior PIK Toggle Notes due 2018 (b)	1,500.0
CMBS financing	6,500.0

(a)	includes senior unsecured cash pay interim loans of $342.6 million
(b)	includes senior unsecured PIK toggle interim loans of $97.4 million

New Senior Secured Credit Facility

Overview. HOC’s new senior secured credit facilities provide for senior secured financing of up to $9.25 billion, consisting of senior secured term loan facilities in an aggregate principal amount of up to $7.25 billion with a maturity of seven years, and a senior secured revolving credit facility in an aggregate principal amount of $2.0 billion with a maturity of six years, including both a letter of credit sub-facility and a swingline loan sub-facility. None of the $2.0 billion credit facility was drawn at the closing of the Merger; however, approximately $188.1 million in letters of credit were outstanding under this facility at closing.

In addition, HOC may request one or more incremental term loan facilities and/or increase commitments under our revolving facility in an aggregate amount of up to $1.75 billion, subject to certain conditions and receipt of commitments by existing or additional financial institutions or institutional lenders.

All borrowings under the senior secured revolving credit facility are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties, and the requirement that such borrowing does not reduce the amount of obligations otherwise permitted to be secured under our new senior secured credit facilities without ratably securing the retained notes.

Proceeds from the term loan drawn on the closing date were used to repay extinguished debt in the table above, pay expenses related to the Merger and contribute equity to the Company. Proceeds of the revolving loan draws, swingline and letters of credit will be used for working capital and general corporate purposes.

Interest Rates and Fees. Borrowings under the senior secured facilities will bear interest at a rate equal to the then-current LIBOR rate or at a rate equal to the alternate base, in each case, plus an applicable margin.

In addition, on a quarterly basis, HOC is required to pay each lender a commitment fee in respect of any unused commitments under the revolving credit facility and a letter of credit fee in respect of the aggregate face amount of outstanding letters of credit under the revolving credit facility.

Amortization. HOC’s new senior secured credit facilities require scheduled quarterly payments on the term loans of $18.125 million each for six years and three quarters, with the balance paid at maturity.

Collateral and Guarantors. HOC’s new senior secured credit facilities are guaranteed by Harrah’s Entertainment, and are secured by a pledge of HOC’s capital stock, and by substantially all of the existing and future property and assets of HOC and its material, wholly-owned domestic subsidiaries, including a pledge of the capital stock of HOC’s material, wholly-owned domestic subsidiaries and 65% of the capital stock of the first-tier foreign subsidiaries in each case subject to exceptions.

Restrictive Covenants and Other Matters. HOC’s new senior credit facilities require, after an initial grace period, compliance on a quarterly basis with a maximum net senior secured first lien debt leverage test. In addition, the new senior secured credit facilities include negative covenants, subject to certain exceptions, restricting or limiting HOC’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur additional debt; (ii) create liens on certain assets; (iii) enter into sale and lease-back transactions (iv) make certain investments, loans and advances; (v) consolidate, merge, sell or otherwise dispose of all or any part of its assets or to puchase, lease or otherwise acquire all or any substantial part of assets of any other person; (vi) pay dividends or make distributions or make other restricted payments; (vii) enter into certain transactions with its affiliates; (viii) engage in any business other than the business activity conducted at the closing date of the loan or business activities incidental or related thereto; (ix) amend or modify the articles or certificate of incorporation, by-laws and certain agreements or make certain payments or modifications of indebtedness; and (x) designate or permit the designation of any indebtedness as “Designated Senior Debt”.

Harrah’s Entertainment will not be bound by any financial or negative covenants contained in HOC’s credit agreement, other than with respect to the incurrence of liens on and the pledge of its stock of HOC.

HOC’s new senior secured credit facilities also contain certain customary affirmative covenants and events of default.

10.75% Senior Notes, 10.75%/11.5% Senior PIK Toggle Notes and Senior Interim Loans

On January 28, 2008, HOC entered into a Senior Interim Loan Agreement for $6.775 billion, consisting of $5.275 billion Senior Interim Cash Pay Loans and $1.5 billion Interim Toggle Loans. On February 1, 2008, $4,932.4 billion of the Senior Interim Cash Pay Loans and $1,402.6 billion of the Interim Toggle Loans were repaid, and $4,932.4 billion of 10.75% Senior Notes due 2016 and $1,402.6 billion of 10.75%/11.5% Senior Toggle Notes due 2018 were issued.

The indenture governing the 10.75% Senior Notes, 10.75%/11.5% Senior Toggle Notes and the agreements governing the other cash pay debt and PIK toggle debt will limit HOC’s (and most of its subsidiaries’) ability to among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends or make distributions in respect of our capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) with respect to HOC only, engage in any business or own any material asset other than all of the equity interest of HOC so long as certain investors hold a majority of the notes; (vi) create or permit to exist dividend and/or payment restrictions affecting its restricted subsidiaries; (vii) create liens on certain assets to secure debt; (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; (ix) enter into certain transactions with its affiliates; and (x) designate its subsidiaries as unrestricted subsidiaries. Subject to certain exceptions, the indenture governing the notes and the agreements governing the other cash pay debt and PIK toggle debt will permit us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness.

Commercial Mortgaged-Backed Securities (“CMBS”) Financing

In connection with the Merger, eight of our properties and their related operating assets were spun off from HOC to Harrah’s Entertainment through a series of distributions, liquidations, transfers and contributions (“the CMBS Spin-Off”). The eight properties, as of the closing, are Harrah’s Las Vegas, Rio, Flamingo Las Vegas, Harrah’s Atlantic City, Showboat Atlantic City, Harrah’s Lake Tahoe, Harveys Lake Tahoe and Bill’s Lake Tahoe. Subsequent to the closing of the Merger and subject to regulatory approvals, Paris Las Vegas and Harrah’s Laughlin and their related operating assets will be spun off from HOC and its subsidiaries to Harrah’s Entertainment, and Harrah’s Lake Tahoe, Harveys Lake Tahoe, Bill’s Lake Tahoe and Showboat Atlantic City and their related operating assets will be transferred to subsidiaries of HOC from Harrah’s Entertainment (“the Post-Close CMBS exchange”). The properties to be spun off from HOC and owned by Harrah’s Entertainment, whether at closing or after the subsequent transfer, will collectively be referred to as “the CMBS properties.” At closing, the CMBS properties borrowed $6.5 billion of mortgage loans and/or related mezzanine financing and/or real estate term loans (the “CMBS Financing”). The CMBS Financing is secured by the assets of the CMBS properties and certain aspects of the financing is guaranteed by Harrah’s Entertainment.

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

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of December 31, 2007, we had seven variable-to-fixed interest rate swap agreements for a total notional amount of $1.5 billion. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreement will have a corresponding effect on future cash flows. The major terms of the interest rate swaps are as follows:

Effective Date	Notional Amount	Fixed Rate Paid	Variable Rate Received as of Dec. 31, 2007	Next Reset Date	Maturity Date
	(In millions)
April 25, 2007	$200	4.898%	5.08375%	April 25, 2008	April 25, 2011
April 25, 2007	200	4.896%	5.08375%	April 25, 2008	April 25, 2011
April 25, 2007	200	4.925%	5.08375%	April 25, 2008	April 25, 2011
April 25, 2007	200	4.917%	5.08375%	April 25, 2008	April 25, 2011
April 25, 2007	200	4.907%	5.08375%	April 25, 2008	April 25, 2011
September 26, 2007	250	4.809%	5.08375%	April 25, 2008	April 25, 2011
September 26, 2007	250	4.775%	5.08375%	April 25, 2008	April 25, 2011

Our interest rate swap agreements are not designated as hedging instruments; therefore, gains or losses resulting from changes in the fair value of the swaps are recognized in earnings in the period of the change. Interest rate swaps increased our 2007 and 2006 interest expense by $44.0 million and $7.2 million, respectively. The income statement impact for 2006 includes a charge to terminate $300 million of interest rate swaps.

In addition to the swaps in place at December 31, 2007, in January 2008, at or about the date of the Merger, we entered into the following forward interest rate swap agreements:

Effective Date	Notional Amount	Fixed Rate Paid	Variable Rate Received	Next Reset Date	Maturity Date
	(In millions)
April 25, 2008	$1,000	4.172%	3 month LIBOR	April 25, 2008	April 25, 2013
April 25, 2008	2,000	4.276%	3 month LIBOR	April 25, 2008	April 25, 2013
April 25, 2008	2,000	4.263%	3 month LIBOR	April 25, 2008	April 25, 2013

Additionally, on January 28, 2008, we entered into an interest rate cap agreement to partially hedge the risk of future increases in the variable rate of the CMBS debt. The interest rate cap agreement, which was effective January 28, 2008, and terminates February 13, 2013, is for a notional amount of $6.5 billion at a LIBOR cap rate of 4.5%.

Guarantees of Third-Party Debt and Other Obligations and Commitments

The following tables summarize our contractual obligations and other commitments as of December 31, 2007.

	Payments Due by Period
Contractual Obligations(a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In millions)
Debt(b)	$12,360.4	$664.3	$3,271.1	$5,047.2	$3,377.8
Capital lease obligations	2.7	1.0	1.6	0.1	—
Estimated interest payments(c)	2,444.2	434.3	681.3	463.1	865.5
Operating lease obligations	2,447.3	95.4	146.6	131.8	2,073.5
Purchase orders obligations	82.9	82.9	—	—	—
Guaranteed payments to State of Louisiana	134.8	60.0	74.8	—	—
Community reinvestment	130.5	6.3	12.7	12.3	99.2
Construction commitments	1,289.6	1,289.6	—	—	—
Entertainment obligations	132.8	59.2	66.9	3.9	2.8
Other contractual obligations	100.2	55.2	9.2	5.7	30.1

	$19,125.4	$2,748.2	$4,264.2	$5,664.1	$6,448.9

(a)	In addition to the contractual obligations disclosed in this table, we have unrecognized tax benefits that, based on uncertainties associated with the items, we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities. (See Note 11 to our Consolidated Financial Statements.)
(b)	As of January 28, 2008, our debt obligations totaled $25,230.1 million with $72.9 million due in less than 1 year, $1,339.3 million due in 1-3 years, $644.8 million due in 4-5 years and $23,173.1 million due after 5 years.
(c)	Estimated interest for variable rate debt included in this table is based on rates at December 31, 2007. As of January 28, 2008, our interest obligations totaled $13,999.0 million with $1,629.2 million due in less than 1 year, $3,506.8 million due in 1-3 years, $3,308.8 million due in 4-5 years and $5,554.2 million due after 5 years.

	Amount of Commitment Expiration Per Period
Other Commitments	Total amounts committed	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In millions)
Guarantees of loans	$170.6	$170.6	$—	$—	$—
Letters of credit	193.2	192.9	0.3	—	—
Minimum payments to tribes	55.3	13.8	27.0	13.4	1.1

The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments pursuant to the contracts for the three managed Indian-owned facilities now open, which extend for periods of up to 71 months from December 31, 2007, is $1.2 million. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.

As of December 31, 2007, we had guaranteed debt incurred by the Rincon San Luiseno Band of Mission Native Americans in California, to fund development of the casino on the tribe’s land. The outstanding balance of that debt as of December 31, 2007, was $164.4 million. In January 2008, the Rincon tribe secured new financing to replace that debt, and we do not guarantee the new debt.

CAPITAL SPENDING AND DEVELOPMENT

Part of our plan for growth and stability includes disciplined capital improvement projects, and 2007, 2006 and 2005 were all years of significant capital reinvestment.

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

Our capital spending for 2007 totaled approximately $1.5 billion, excluding our acquisitions of a golf course in Macau and Bill’s Gamblin’ Hall and Saloon. Capital spending in 2006 was approximately $2.5 billion, excluding the cost of our acquisition of London Clubs. 2005 capital spending was approximately $1.2 billion, excluding the cost of our acquisitions of Caesars and Imperial Palace Hotel & Casino (“Imperial Palace”). Estimated total capital expenditures for 2008 are expected to be between $2.0 billion and $2.2 billion.

Our planned development projects, if they go forward, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. We must also comply with the covenants and restrictions set forth in our debt agreements. Cash needed to finance projects currently under development as well as additional projects being pursued is expected to be made available from operating cash flows, established debt programs (see DEBT AND LIQUIDITY), joint venture partners, specific project financing, guarantees of third-party debt and additional debt offerings.

OVERALL OPERATING RESULTS

Certain of our properties were sold during each of the periods presented, and prior to their sales, their operating results were included in discontinued operations, if appropriate. Note 4 to our Consolidated Financial Statements provides information regarding dispositions. The discussion that follows is related to our continuing operations.

(In millions, except earnings per share)	2007	2006	2005	Percentage Increase/(Decrease)
				07 vs 06		06 vs 05
Casino revenues	$8,831.0	$7,868.6	$5,966.5	12.2%		31.9%
Total revenues	10,825.2	9,673.9	7,010.0	11.9%		38.0%
Income from operations	1,652.0	1,556.6	1,029.0	6.1%		51.3%
Income from continuing operations	527.2	523.9	316.3	0.6%		65.6%
Net income	619.4	535.8	236.4	15.6%		N/M
Earnings per share—diluted
From continuing operations	2.77	2.79	2.10	(0.7)%		32.9%
Net income	3.25	2.85	1.57	14.0%		81.5%
Operating margin	15.3%	16.1%	14.7%	(0.8	)pt	1.4	pts

N/M = Not Meaningful

The increase in 2007 revenues was driven by strong results from our properties in Las Vegas, the opening of slot play at Harrah’s Chester in January 2007, contributions from properties included in our acquisition of London Clubs International Limited (London Clubs) in late 2006 and a full year’s results from Harrah’s New Orleans and Grand Casino Biloxi, which were closed for a portion of 2006 due to hurricane damage in 2005. Income from operations was impacted by insurance proceeds, impairment charges related to certain intangible assets and the effect on the Atlantic City market of slot operations at facilities in Pennsylvania and New York and the implementation of new smoking regulations in New Jersey, all of which are discussed in the following regional discussions.

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

2005 included results from properties acquired in the Caesars acquisition subsequent to June 13, 2005. Caesars properties contributed $2.1 billion in revenues and $321.4 million in income from operations in the approximate six months that we owned them in 2005.

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

•	Grand Casino Biloxi re-opened in August 2006 in a smaller facility.

•	We sold the two subsidiaries that owned our Lake Charles operations to another casino company in fourth quarter 2006. We retained all insurance proceeds related to the Lake Charles operations.

Insurance proceeds have exceeded the net book value of the impacted assets and costs and expenses that are expected to be reimbursed under our business interruption claims, and the excess is recorded as income in the line item, “Write-downs, reserves and recoveries,” for properties included in continuing operations and in the line item, “Income/(loss) from discontinued operations,” for properties included in discontinued operations. As of December 31, 2007, we have received approximately $849.5 million in advances and settlements from our insurance carriers related to the hurricane damaged properties, including those properties that were subsequently sold, and we have recorded $130.3 million and $10.2 million as of December 31, 2007 and 2006, respectively, for insurance proceeds included in Write-downs, reserves and recoveries and $141.6 million and $3.2 million, as of December 31, 2007 and 2006, respectively, for insurance proceeds included in Discontinued operations in our Consolidated Condensed Statements of Income. In February 2008, we entered into a settlement agreement with our insurance carriers related to claims associated with damages incurred from Hurricane Katrina in Mississippi. Pursuant to the settlement agreement, the insurance carriers agreed to pay us approximately $950.2 million to settle all outstanding claims associated with damages incurred from the hurricane, including all property damage and business interruptions claims. Of the total settled amount, we had received approximately $612.0 million as of December 31, 2007. We received the remaining $338.2 million during the first quarter of 2008.

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

Las Vegas	Atlantic City	Louisiana/Mississippi	Iowa/Missouri
Caesars Palace	Harrah’s Atlantic City	Harrah’s New Orleans	Harrah’s St. Louis
Bally’s Las Vegas	Showboat Atlantic City	Harrah’s Louisiana Downs	Harrah’s North Kansas City
Flamingo Las Vegas	Bally’s Atlantic City	Horseshoe Bossier City	Harrah’s Council Bluffs
Harrah’s Las Vegas	Caesars Atlantic City	Grand Biloxi	Horseshoe Council Bluffs/ Bluffs Run
Paris Las Vegas	Harrah’s Chester(1)	Grand Tunica
Rio		Horseshoe Tunica
Imperial Palace		Sheraton Tunica
Bill’s Gamblin’ Hall & Saloon

Illinois/Indiana	Other Nevada	Managed/International/Other
Caesars Indiana	Harrah’s Reno	Harrah’s Ak-Chin(2)
Harrah’s Joliet(1)	Harrah’s Lake Tahoe	Harrah’s Cherokee(2)
Harrah’s Metropolis	Harveys Lake Tahoe	Harrah’s Prairie Band (through 6/30/07)(2)
Horseshoe Hammond	Bill’s Lake Tahoe	Harrah’s Rincon(2)
	Harrah’s Laughlin	Conrad Punta del Este(1)
CasinoWindsor(3)
London Clubs International(4)

(1)	Not wholly owned by Harrah’s Entertainment.

(2)	Managed, not owned.

(3)	We have a 50 percent interest in Windsor Casino Limited, which manages this property. The province of Ontario owns the complex.

(4)	Operates 10 casino clubs in the United Kingdom (including 1 that opened in first quarter 2008), 2 in Egypt and 1 in South Africa.

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

Write-downs, reserves and recoveries include various pretax charges to record asset impairments, contingent liability reserves, project write-offs, demolition costs and recoveries of previously recorded reserves and other non-routine transactions. The components of Write-downs, reserves and recoveries were as follows:

(In millions)	2007	2006	2005
Impairment of goodwill and other intangible assets	$169.6	$20.7	$138.6
Litigation awards and settlements	8.5	32.5	2.6
Corporate efficiencies project	21.5	5.2	—
Write-off of abandoned assets	21.0	0.2	0.8
Demolition costs	7.3	11.4	6.0
Other	12.1	(0.1)	12.2
Insurance proceeds in excess of deferred costs	(130.3)	(10.2)	—
Impairment of investment securities	—	23.6	—
Hurricane expense	—	—	24.5
Contribution to The Harrah’s Foundation	—	—	10.0

	$109.7	$83.3	$194.7

Discussion of the charges for impairment of goodwill and other intangible assets are included in the discussion of our Illinois/Indiana, Louisiana/Mississippi and Managed/International/Other results.

Impairment to investment securities resulted from an assessment of certain bonds classified as held-to-maturity and the determination that they were highly uncollectible.

See HURRICANE DAMAGED PROPERTIES (above) for a discussion of insurance proceeds in excess of deferred costs.

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

Las Vegas Results

				Percentage Increase/(Decrease)
(In millions)	2007	2006	2005	07 vs 06		06 vs 05
Casino revenues	$1,986.6	$1,726.5	$1,054.8	15.1%		63.7%
Total revenues	3,626.7	3,267.2	1,950.0	11.0%		67.5%
Income from operations	886.4	828.2	441.1	7.0%		87.8%
Operating margin	24.4%	25.3%	22.6%	(0.9	)pt	2.7	pts

N/M= Not meaningful

Increases in revenues and income from operations in 2007 were generated by increased visitor volume, cross-market play (defined as gaming by customers at Harrah’s Entertainment properties other than their “home” casinos) and the acquisition of Bill’s Gamblin’ Hall & Saloon.

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

In July 2007, we announced plans for an expansion and renovation of Caesars Palace Las Vegas, which is expected to cost approximately $1.3 billion and will include a 650-room hotel tower, including 75 luxury suites, additional meeting space, a remodeled and expanded pool area and other renovations and improvements. As of December 31, 2007, $81.4 million had been spent on this project. This expansion is slated for completion in 2009. In August 2007, Harrah’s Entertainment and AEG, a leading sports and entertainment developer and operator, announced plans to enter into a 50/50 joint venture to develop a 20,000-seat arena, which is expected to commence operations in 2010. This development is subject to completion of definitive documents and other customary conditions.

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

Atlantic City Results

				Percentage Increase/(Decrease)
(In millions)	2007	2006	2005	07 vs 06		06 vs 05
Casino revenues	$2,429.9	$2,147.2	$1,540.4	13.2%		39.4%
Total revenues	2,372.0	2,071.4	1,485.7	14.5%		39.4%
Income from operations	351.4	420.5	353.6	(16.4)%		18.9%
Operating margin	14.8%	20.3%	23.8%	(5.5	)pts	(3.5	)pts

Atlantic City regional revenues were higher in 2007 due to the inclusion of Harrah’s Chester, which opened for simulcasting and live harness racing on September 10, 2006, and for slot play on January 22, 2007. The Atlantic City market was affected by the opening of slot operations at three racing facilities in eastern Pennsylvania and one in Yonkers, New York, and the implementation of new smoking regulations in New Jersey, resulting in lower revenues for the market. Additionally, promotional and marketing costs aimed at attracting and retaining customers and a shift of revenues from Atlantic City to Pennsylvania, where tax rates are higher, resulted in higher operating expenses as compared to 2006.

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

Construction continues on an upgrade and expansion of Harrah’s Atlantic City, which will include a new hotel tower with approximately 960 rooms, a casino expansion and a retail and entertainment complex. A new 620-seat buffet and substantially all of a retail promenade opened on February 16, 2007. We expect the new hotel tower to open in mid-2008. This project is expected to cost approximately $550 million, $376.2 million of which had been spent as of December 31, 2007.

Louisiana/Mississippi Results

				Percentage Increase/(Decrease)
(In millions)	2007	2006	2005	07 vs 06		06 vs 05
Casino revenues	$1,462.5	$1,351.4	$1,069.1	8.2%		26.4%
Total revenues	1,538.7	1,384.3	1,067.3	11.2%		29.7%
Income from operations	352.1	233.4	21.1	50.9%		N/M
Operating margin	22.9%	16.9%	2.0%	6.0	pts	14.9	pts

N/M = Not meaningful

Grand Casino Gulfport was sold in March 2006, and Harrah’s Lake Charles was sold in November 2006. Results of Grand Casino Gulfport and Harrah’s Lake Charles, through their sales dates, are classified as discontinued operations and are, therefore, not included in our Louisiana/Mississippi grouping.

Combined 2007 revenues from our operations in Louisiana and Mississippi were higher than in 2006 due to contributions from Harrah’s New Orleans and Grand Casino Biloxi, which were closed for a portion of 2006 due to damages caused by Hurricane Katrina. Income from operations for the years ended December 31, 2007 and 2006, includes insurance proceeds of $130.3 million and $10.2 million, respectively, that are in excess of the net book value of the impacted assets and costs and expenses that are expected to be reimbursed under our business interruption claims. Income from operations was negatively impacted by increased promotional spending in the Tunica market and higher depreciation expense related to the 26-story, 450-room hotel at Harrah’s New Orleans that opened in September 2006.

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

After being closed for a year due to Hurricane Katrina, Grand Casino Biloxi opened in August 2006 with approximately 650 slot machines and 20 table games, a 500-room hotel, restaurants and other amenities. In November 2006, we acquired the remaining assets of Casino Magic Biloxi, which is adjacent to the site of Grand Casino Biloxi. Construction began in third quarter 2007 on Margaritaville Casino & Resort in Biloxi, a resort project to be developed by Harrah’s Entertainment. We license the Margaritaville name from an entity affiliated with the singer/songwriter Jimmy Buffett. The project, which is expected to cost more than $700 million, is expected to include approximately 75,000 square feet of casino space, 250,000 square feet of retail space, a Margaritaville restaurant, 420 new hotel rooms and other amenities. Completion of the project is projected for the spring of 2010. As of December 31, 2007, $49.1 million had been spent on this project.

In 2005, Caesars Mississippi properties contributed $221.7 million in revenues and losses from operations of $48.0 million. A charge of $88.7 million was recorded to our Consolidated Statement of Income in fourth quarter 2005 as a result of impairment of intangible assets at Grand Casino Biloxi, which was damaged by Hurricane Katrina.

We perform annual assessments for impairment of goodwill and other intangible assets that are not subject to amortization as of September 30 each year. Based on the historical performance and projected performance of Harrah’s Louisiana Downs, a thoroughbred racetrack that was expanded to include slot machines in 2003, our 2006 analysis indicated that intangible assets of that property had been impaired. A charge of $20.7 million was recorded to our Consolidated Statement of Income in fourth quarter 2006. Our 2007 analysis indicated that the remaining intangible assets at Harrah’s Louisiana Downs were not impaired. In 2005, the entire $49.9 million of goodwill associated with this property was impaired, and a charge was recorded to our Consolidated Statement of Income in fourth quarter 2005. Harrah’s Louisiana Downs’ tangible assets were assessed for impairment applying the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and our analysis indicated that the carrying value of the tangible assets was not impaired.

Iowa/Missouri Results

				Percentage Increase/(Decrease)
(In millions)	2007	2006	2005	07 vs 06		06 vs 05
Casino revenues	$764.1	$770.6	$729.3	(0.8)%		5.7%
Total revenues	811.4	809.7	734.9	0.2%		10.2%
Income from operations	143.6	132.2	119.1	8.6%		11.0%
Operating margin	17.7%	16.3%	16.2%	1.4	pts	0.1	pt

The increases in combined revenues and income from operations for 2007 were driven primarily by the capital improvements completed in March 2006 at Horseshoe Council Bluffs and higher operating margins at most properties in the group, driven by efficiencies and cost savings.

Combined 2006 revenues and income from operations at our Iowa and Missouri properties increased over 2005, driven by increased visitation and capital investments in those markets, including improved performance at our re-branded Horseshoe Council Bluffs. In March 2006, following an $87 million renovation and expansion, the former Bluffs Run Casino became Horseshoe Council Bluffs. Horseshoe Council Bluffs is the first property to be converted to a Horseshoe since we acquired the brand. The Bluffs Run Greyhound Racetrack remains in operation at the property.

Illinois/Indiana Results

				Percentage Increase/(Decrease)
(In millions)	2007	2006	2005	07 vs 06		06 vs 05
Casino revenues	$1,330.8	$1,277.3	$1,045.4	4.2%		22.2%
Total revenues	1,285.8	1,239.5	999.5	3.7%		24.0%
Income from operations	135.3	225.2	177.1	(39.9)%		27.2%
Operating margin	10.5%	18.2%	17.7%	(7.7	)pts	0.5	pt

Combined 2007 revenues from our properties in Illinois and Indiana increased over last year’s revenues; however, income from operations was lower than last year due primarily to an impairment charge in 2007 related to certain intangible assets at Caesars Indiana. Our 2007 annual assessments for impairment of goodwill and other intangible assets that are not subject to amortization indicated that, based on the projected performance of Caesars Indiana, its intangible assets were impaired, and a charge of $60.4 million was taken in fourth quarter 2007. Also contributing to the decline in income from operations are increased real estate taxes in Indiana and a 3% tax assessed by Illinois against certain gaming operations in July 2006. In second quarter 2007, a State court declared that the 3% tax that was assessed on Harrah’s Joliet and three unrelated riverboats was unconstitutional. A motion has been filed asking the court to declare that the riverboats can cease making payments, and we will ask for the return of the money that has been paid for this tax; however, given that the State has appealed the decision to the Illinois Supreme Court and the situation is still uncertain, we are continuing to accrue and pay this tax. As of December 31, 2007, Harrah’s Joliet has paid approximately $17.7 million for this tax since it was first assessed in July 2006. Higher non-operating expenses in 2007 also impacted income from operations.

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

Construction began in third quarter 2006 on the renovation and expansion of Horseshoe Hammond, which will include a two-level entertainment vessel including a 108,000 square-foot casino. The project is expected to cost approximately $485 million, $225.2 million of which had been spent as of December 31, 2007. The project is scheduled for completion in mid-2008.

Other Nevada Results

				Percentage Increase/(Decrease)
(In millions)	2007	2006	2005	07 vs 06		06 vs 05
Casino revenues	$508.0	$511.0	$489.4	(0.6)%		4.4%
Total revenues	632.4	640.8	615.7	(1.3)%		4.1%
Income from operations	93.0	107.7	103.3	(13.6)%		4.3%
Operating margin	14.7%	16.8%	16.8%	(2.1	)pts	—	pts

2007 revenues and income from operations from our Nevada properties outside of Las Vegas were lower than 2006 due to higher customer complimentary costs and lower unrated play and retail customer visitation. We define retail customers as Total Rewards customers who typically spend up to $50 per visit. Also contributing to the year-over-year declines were poor ski conditions in the Lake Tahoe market in the first quarter of 2007, a poor end to the spring ski season and fires in the Lake Tahoe area in late June.

Combined 2006 revenues and income from operations from our Nevada properties outside of Las Vegas were higher than in 2005 driven by strong visitation to the markets and favorable weather conditions in northern Nevada during first quarter of 2006.

Managed, International and Other

				Percentage Increase/(Decrease)
(In millions)	2007	2006	2005	07 vs 06	06 vs 05
Revenues
Managed	$81.5	$89.1	$75.6	(8.5)%	17.9%
International	396.4	99.8	44.8	N/M	N/M
Other	80.3	72.1	36.5	11.4%	97.5%

Total Revenues	$558.2	$261.0	$156.9	N/M	66.3%

Loss from operations
Managed	$64.7	$72.1	$60.9	(10.3)%	18.4%
International	(128.6)	12.8	1.5	N/M	N/M
Other	(94.4)	(261.0)	(96.0)	63.8%	N/M

Total Loss from operations	$(158.3)	$(176.1)	$(33.6)	10.1	N/M

N/M = Not meaningful

Managed

We manage three tribal casinos and have consulting arrangements with casino companies in Australia. The table below gives the location and expiration date of the current management contracts for our Indian properties as of December 31, 2007.

Casino	Location	Expiration of Management Agreement
Harrah’s Ak-Chin	near Phoenix, Arizona	December 2009
Harrah’s Rincon	near San Diego, California	November 2011
Harrah’s Cherokee	Cherokee, North Carolina	November 2011

Revenues from our managed casinos were lower in 2007 due to the termination of our contract with the Prairie Band Potawatomi Nation on June 30, 2007.

2006 management revenues were higher than in 2005 primarily due to a full year of management consultant fees from an Australian gaming company pursuant to an agreement assumed in the Caesars acquisition and to improved performance at two casinos on Indian lands.

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

International

Revenues from our international properties increased in 2007 due to the inclusion of London Clubs, which was acquired fourth quarter 2006. Fourth quarter 2007 income from operations was impacted by project opening costs for two new casino clubs in the United Kingdom and a charge of $109.2 million in fourth quarter 2007 for the impairment of certain intangible assets. In performing our annual assessments for impairment of goodwill and other intangible assets that are not subject to amortization as of September 30, 2007, we determined that, based on projected performance, intangible assets of London Clubs were impaired. Our 2007 analysis indicated that the remaining intangible assets of London Clubs were not impaired.

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

In December 2006, we completed our acquisition of all of the ordinary shares of London Clubs, which owns or manages ten casinos in the United Kingdom (including one that opened in first quarter 2008), two in Egypt and one in South Africa. London Clubs also has one casino under development in the United Kingdom. London Clubs’ results that were included in our consolidated financial statements were not material to our 2006 financial results.

In November 2005, we signed an agreement to develop a joint venture casino and hotel in the master-planned community of Ciudad Real, 118 miles south of Madrid, Spain. The joint venture between a subsidiary of the Company and El Reino de Don Quijote de La Mancha, S.A. is owned 60% and 40%, respectively. We expect to develop and operate a Caesars branded casino and hotel within the project. Completion of this project is subject to a number of conditions, including governmental approvals and changes in certain laws.

In January 2007, we signed a joint venture agreement with a subsidiary of Baha Mar Resort Holdings Ltd. to create the Caribbean’s largest single-phase destination in the Bahamas. The joint venture partners have also signed management agreements with subsidiaries of Starwood Hotels & Resorts Worldwide, Inc. The joint venture is 57% owned by a subsidiary of Baha Mar Resort Holdings Ltd. and 43% by a subsidiary of the Company and will become effective upon confirmation by the Bahamian Government of certain required approvals and concessions. We expect to develop and operate a Caesars branded casino and hotel within the project. Completion of this project is subject to a number of conditions.

Other

Other results include certain marketing and administrative expenses, including development costs, results from domestic World Series of Poker marketing, and income from nonconsolidated subsidiaries. The favorable results in 2007 are due to lower development costs in 2007.

The unfavorable results in 2006 were driven by significantly higher development costs, charges for the impairment of certain assets and the accrual of anticipated litigation costs. Costs for pursuit of projects and concept development were $71.2 million in 2006 compared to $32.5 million in 2005.

Other Factors Affecting Net Income

				Percentage Increase/(Decrease)
(Income)/Expense	2007	2006	2005	07 vs 06		06 vs 05
(In millions)
Corporate expense	$138.1	$177.5	$97.7	(22.2)%		81.7%
Merger and integration costs	13.4	37.0	55.0	(63.8)%		(32.7)%
Amortization of intangible assets	73.5	70.7	49.9	4.0%		41.7%
Interest expense, net	800.8	670.5	479.6	19.4%		39.8%
Losses on early extinguishments of debt	2.0	62.0	3.3	(96.8)%		N/M
Other income	(43.3)	(10.7)	(8.0)	N/M		33.8%
Effective tax rate	39.2%	35.4%	40.8%	3.8	pts	(5.4	)pts
Minority interests	$15.2	$15.3	$11.9	(0.7)%		28.6%
Discontinued operations, net of income taxes	(92.2)	(11.9)	79.9	N/M		N/M

N/M = Not meaningful

Corporate expense decreased in 2007 from the prior year due to allocation of stock-based compensation expense to the applicable reporting unit and implementation of cost savings and efficiencies, which were identified in a project that began in September 2006 and continued through 2007.

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

2007 merger and integration costs include costs in connection with the Merger. 2006 merger and integration costs include costs in connection with the review of certain strategic matters by the special committee appointed by our Board of Directors and costs for consultants and dedicated internal resources executing the plans for the integration of Caesars into Harrah’s Entertainment. 2005 merger and integration costs represented costs related to the acquisition and integration of Caesars.

Higher amortization of intangible assets in 2007 was due primarily to amortization of intangible assets related to London Clubs. 2006 amortization of intangible assets was higher than in 2005 due to a full year of amortization of intangible assets acquired from Caesars vs. approximately six months of amortization in 2005.

Interest expense increased in 2007 due to increased borrowings. Included in interest expense for 2007 is $45.4 million representing the losses from the change in the fair values of our interest rate swaps. The average interest rate on our variable-rate debt, including the impact of our swap agreements, was 5.7% at December 31, 2007, compared to 5.9% at December 31, 2006. A change in interest rates will impact our financial results. For example, assuming a constant outstanding balance for our variable-rate debt (after consideration of the Merger and financing thereof) for the next twelve months, a hypothetical 1% change in corresponding interest rates would change interest expense for the next twelve months by approximately $49.3 million. At December 31, 2007, our variable-rate debt, excluding $1.5 billion of variable-rate debt for which we have entered into interest rate swap agreements, represented approximately 39.6% of our total debt, while our fixed-rate debt was approximately 60.4% of our total debt. Immediately after the Merger and related financing, our variable rate debt, adjusted for the debt for which we have swap and interest cap agreements, was 31.6% of our total debt, while our fixed rate is 68.4% of our total debt.

Included in 2006 interest expense is $3.6 million to adjust the liability to market value of interest rate swaps that were terminated during the first quarter of 2006. (For discussion of our interest rate swap agreements, see DEBT AND LIQUIDITY, Derivative Instruments.)

Losses on early extinguishments of debt represent premiums paid and the write-offs of unamortized deferred financing costs. The charges in 2007 were incurred in connection with the retirement of a $120.1 million credit facility of London Clubs. 2006 losses on early extinguishments of debt represented premiums paid and the write-off of unamortized deferred financing costs associated with the June 2006 retirement of portions of our 7.5% Senior Notes due in January 2009 and our 8.0% Senior Notes due in February 2011 and with the February 2005 retirement of a portion of our 7.875% Senior Subordinated Notes due in December 2005.

Other income in 2007 and 2006 included gains on the sales of corporate assets. Also included in other income for all years presented is interest income on the cash surrender value of life insurance policies. 2005 other income also included the receipt of a death benefit and collection of a previously reserved investment.

The effective tax rates for all periods are higher than the federal statutory rate due primarily to state income taxes. Our 2007 effective tax rate was increased by the recording of a valuation allowance against certain foreign net operating losses. The effective tax rate was lower in 2006 than in 2005 due to provision-to-return adjustments and adjustments to income tax reserves resulting from settlement of outstanding issues in 2006. Our effective tax rate for 2005 was affected by non-deductible goodwill impairment charges, the change in the mix of taxable income among various states and the addition of foreign income subsequent to our acquisition of Caesars.

Minority interests reflect minority owners’ shares of income from our majority-owned subsidiaries.

2007 Discontinued operations reflect insurance proceeds of $89.6 million, after taxes, that are in excess of the net book value of the impacted assets and costs and expenses that are expected to be reimbursed under our business interruption claims for Harrah’s Lake Charles and Grand Casino Gulfport, both of which were sold in 2006. Pursuant to the terms of the sales agreements, we will retain all insurance proceeds related to Harrah’s Lake Charles and Grand Casino Gulfport. Discontinued operations for 2006 also included Reno Hilton, Flamingo Laughlin, Harrah’s Lake Charles and Grand Casino Gulfport, all of which were sold in 2006. 2006 Discontinued operations reflect the results of Harrah’s Lake Charles, Grand Casino Gulfport, Reno Hilton and Flamingo Laughlin through their respective sales dates and include any gain/loss on the sales. 2005 discontinued operations reflect the results of Harrah’s East Chicago and Harrah’s Tunica through the date of their sale in April 2005, including the gain on the sale, Harrah’s Lake Charles and subsequent to their acquisition on June 13, 2005, the operating results of Reno Hilton, Flamingo Laughlin, Grand Casino Gulfport and a hotel in Halifax, Nova Scotia through its sale in November 2005. 2005 results for Grand Casino Gulfport and Harrah’s Lake Charles include write-offs of $115.5 million, after taxes, for the impairment of goodwill and other intangible assets. (See Notes 3 and 4 to our Consolidated Financial Statements.)

STRATEGIC ACQUISITIONS

In the three-year period ended December 31, 2007, we acquired two casino companies and two casinos in Las Vegas, Nevada. For each of these acquisitions, the purchase price is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determine the estimated fair values after review and consideration of relevant information including discounted cash flow analyses, quoted market prices and our own estimates. For each transaction, the allocation of the purchase price was, or will be, completed within one year from the date of the acquisition. To the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess is allocated to goodwill. Goodwill and intangible assets that are determined to have an indefinite life are not amortized.

The table below summarizes our acquisition transactions completed in the three-year period ending December 31, 2007. Following the table is a brief review of our acquisitions. All of our acquisition transactions were accounted for as purchases. The number notation in the Geographic Location refers to the number of casino properties in that location.

Company	Date Acquired	Total Purchase Price(a)	Goodwill Assigned	Number of Casinos	Geographic Location
Bill’s Gamblin’ Hall & Saloon	February 2007	$371 million	$—	1	Las Vegas, Nevada

London Clubs	December 2006	$591 million	$322 million	10	United Kingdom(7)(b)
					Egypt(2)
					South Africa(1)(c)

Imperial Palace	December 2005	$373 million	$—	1	Las Vegas, Nevada

Caesars	June 2005	$9.3 billion	$2 billion	15	Atlantic City, New Jersey(2)
					Las Vegas, Nevada(4)
					Reno, Nevada(d)
					Laughlin, Nevada(d)
					Biloxi, Mississippi
					Gulfport, Mississippi(e)
					Tunica, Mississippi(2)
					Elizabeth, Indiana
					Punta del Este, Uruguay(f)
					Ontario, Canada(g)

(a)	Total purchase price includes the market value of debt assumed determined as of the acquisition date.

(b)	We have a 50% ownership interest in the company that owns 50 St. James Limited in London, and we manage the facility. Other properties in the United Kingdom are 100% owned. In addition to the ten properties acquired, four properties were under development in the United Kingdom at the time of the acquisition. Three of those properties are now open.

(c)	We have a 70% ownership interest in the company that owns Emerald Safari Resort, and we manage the facility.

(d)	Subsequently sold.

(e)	Closed due to hurricane damage in August 2005. Remaining assets sold.

(f)	We have an approximate 95% ownership interest in the company that owns Conrad Punta del Este and we manage the property.

(g)	We have a 50% interest in the company that manages Casino Windsor. The province of Ontario owns the complex.

Bill’s Gamblin’ Hall & Saloon

In February 2007, we exchanged certain real estate, acquired for $371.4 million, that we owned on the Las Vegas Strip for property formerly known as the Barbary Coast, located at the northeast corner of Flamingo Road and Las Vegas Boulevard, between Bally’s Las Vegas and Flamingo Las Vegas. We began operating the acquired property on March 1, 2007, as Bill’s Gamblin’ Hall & Saloon, and its results are included in our operating results from the date of its acquisition. For purposes of these financial statements, we have assumed that the excess of the purchase price over the net book value of the assets acquired is land costs. Values assigned to assets, including land, will be revised upon finalization of the purchase price allocation, which will be within one year of the acquisition.

London Clubs

In December 2006, we completed our acquisition of 100% of the ordinary shares of London Clubs for approximately $590.5 million, including acquisition costs, and assumed the entity’s debt of approximately $78.5 million. At the time of the acquisition, London Clubs owned or managed seven casinos in the United Kingdom, two in Egypt and one in South Africa. London Clubs currently owns or manages ten casinos in the United Kingdom and has one casino under development in the United Kingdom.

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

Property and Equipment

We have significant capital invested in our property and equipment, which represents approximately 67% of our total assets. Judgments are made in determining the estimated useful lives of assets, salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and whether we have a gain or loss on the disposal of the asset. We assign lives to our assets based on our standard policy, which is established by management as representative of the useful life of each category of asset. We review the carrying value of our property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the operating unit level, which for most of our assets is the individual casino.

Goodwill and Other Intangible Assets

We have approximately $5.6 billion in goodwill and other intangible assets in our Consolidated Balance Sheets resulting from our acquisition of other businesses. The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determine the estimated fair values based on independent appraisals, discounted cash flows, quoted market prices and estimates made by management. To the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess is allocated to goodwill.

An accounting standard adopted in 2002 requires a review at least annually of goodwill and other nonamortizing intangible assets for impairment. We complete our annual assessment for impairment in fourth quarter each year. Based on the projected performance of Caesars Indiana, which we acquired in June 2005, and London Clubs, which we acquired in late 2006, our 2007 analysis indicated that intangible assets of those reporting units had been impaired. A charge of $169.6 million was recorded to our Consolidated Statement of Income in fourth quarter 2007.

Based on the historical performance and projected performance of Harrah’s Louisiana Downs, a thoroughbred racetrack that was expanded to include slot machines in 2003, our 2006 analysis indicated that intangible assets of that property had been impaired. A charge of $20.7 million was recorded in fourth quarter 2006. At December 31, 2006, Harrah’s Louisiana Downs had $27.3 million of intangible assets that were not deemed to be impaired.

With our 2005 annual assessment, we determined that certain goodwill had been impaired, and we recorded impairment charges of $106.0 million in fourth quarter 2005. These charges relate to goodwill acquired in our 2000 acquisition of a property in Lake Charles, Louisiana, and in our 2002 acquisition of Louisiana Downs. Since our acquisition of the Lake Charles property, competition has intensified in the market and the operating performance was declining. As a result of the operating trends, compounded by the impact of hurricane damage in September 2005, calculations indicated that the entire $56.1 million of goodwill was impaired. Based on the historical performance and projected performance of Louisiana Downs, our analysis indicated that the entire $49.9 million of goodwill associated with this property was impaired. Due to hurricane damage to our businesses in Biloxi and Gulfport, Mississippi, in the fourth quarter of 2005, we also wrote off $181.9 million, before taxes, of goodwill and intangible assets that were assigned to those properties in our preliminary purchase price allocation of the Caesars acquisition. Since Grand Casino Gulfport and Harrah’s Lake Charles were reported in our Discontinued operations, the write-off of goodwill and intangible assets for those properties of $115.5 million, after taxes, was included in Discontinued operations.

The annual evaluation of goodwill and other nonamortizing intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value. Changes in forecasted operations can materially affect these estimates. Once an impairment of goodwill or other intangible assets has been recorded, it cannot be reversed.

Total Rewards Point Liability Program

Our customer loyalty program, Total Rewards, offers incentives to customers who gamble at certain of our casinos throughout the United States. Under the program, customers are able to accumulate, or bank, Reward Credits over time that they may redeem at their discretion under the terms of the program. The Reward Credit balance will be forfeited if the customer does not earn a Reward Credit over the prior six-month period. As a result of the ability of the customer to bank the Reward Credits, we accrue the expense of Reward Credits, after consideration of estimated breakage, as they are earned. The value of the cost to provide Reward Credits is expensed as the Reward Credits are earned and is included in Casino expense on our Consolidated Statements of Income. To arrive at the estimated cost associated with Reward Credits, estimates and assumptions are made regarding incremental marginal costs of the benefits, breakage rates and the mix of goods and services for which Reward Credits will be redeemed. We use historical data to assist in the determination of estimated accruals. At December 31, 2007 and 2006, $72.8 million and $76.6 million, respectively, was accrued for the cost of anticipated Total Rewards credit redemptions.

In addition to Reward Credits, customers at certain of our properties can earn points based on play that are redeemable in cash (“cash-back points”). In 2007, certain of our properties introduced a modification to the cash-back program whereby points are redeemable in playable credits at slot machines where, after one play-through, the credits can be cashed out. We accrue the cost of cash-back points and the modified program, after consideration of estimated breakage, as they are earned. The cost is recorded as contra-revenue and included in Casino promotional allowances on our Consolidated Statements of Income. At December 31, 2007 and 2006, the liability related to outstanding cash-back points, which is based on historical redemption activity, was $16.9 million and $21.3 million, respectively.

Bad Debt Reserves

We reserve an estimated amount for receivables that may not be collected. Methodologies for estimating bad debt reserves range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves. At December 31, 2007 and 2006, we had $126.2 million and $94.7 million, respectively, in our bad debt reserve. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our reserves for bad debts.

Self-Insurance Accruals

We are self-insured up to certain limits for costs associated with general liability, workers’ compensation and employee health coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. At December 31, 2007 and 2006, we had total self-insurance accruals reflected in our Consolidated Balance Sheets of $210.5 million and $193.8 million, respectively. In estimating these costs, we consider historical loss experience and make judgments about the expected levels of costs per claim. We also rely on consultants to assist in the determination of estimated accruals. These claims are accounted for based on actuarial estimates of the undiscounted claims, including those claims incurred but not reported. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities. We continually monitor the potential for changes in estimates, evaluate our insurance accruals and adjust our recorded provisions.

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

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, we recognized approximately a $12 million reduction to the January 1, 2007, balance of retained earnings.

We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. As a large taxpayer, we are under continual audit by the Internal Revenue Service (“IRS”) on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next twelve months. We are participating in the IRS’s Compliance Assurance Program for the 2007 tax year. This program accelerates the examination of key transactions with the goal of resolving any issues before the tax return is filed. Our 2004, 2005, and 2006 federal income tax returns are currently being examined by the IRS in a traditional audit process.

We also are subject to exam by various state and foreign tax authorities, although tax years prior to 2004 are generally closed as the statutes of limitations have lapsed. However, various subsidiaries are still being examined by the New Jersey Division of Taxation for tax years as far back as 1999.

We classify reserves for tax uncertainties within Accrued expenses and Deferred credits and other in our Consolidated Balance Sheets, separate from any related income tax payable or deferred income taxes. In accordance with FIN 48, reserve amounts relate to any uncertain tax position, as well as potential interest or penalties associated with those items.

RECENTLY ISSUED AND PROPOSED ACCOUNTING STANDARDS

The following are accounting standards adopted or issued in 2007 that could have an impact to our Company.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for the Company on January 1, 2007. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. See Notes 1 and 11 to our Consolidated Financial Statements for discussions of our implementation of FIN 48.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;

•	Assets that an acquirer does not intend to use will be recorded at fair value reflecting the assets’ highest and best use.

•	Noncontrolling interests (formerly known as “minority interests” — see Statement 160 discussion below) will be valued at fair value at the acquisition date;

•

Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact of this statement on our financial statements.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests In Consolidated Financial Statements – An Amendment of Accounting Research Bulletin No. 51,” the provisions of which are effective for periods beginning after December 15, 2008. This statement requires an entity to classify noncontrolling interests in subsidiaries as a separate component of equity. Additionally, transactions between an entity and noncontrolling interests are required to be treated as equity transactions. We are currently evaluating the impact of this statement on our financial statements.

HARRAH’S OPERATING COMPANY DEBT COVENANT COMPLIANCE

Certain covenants contained in the credit agreement governing our new senior secured credit facilities, the indenture and other agreements governing our new senior notes, senior toggle notes and senior interim loans (i) require the maintenance of a senior secured debt to Adjusted EBITDA ratio and (ii) restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet defined Adjusted EBITDA to Fixed Charges, senior secured debt to Adjusted EBITDA and consolidated debt to Adjusted EBITDA ratios. The most restrictive of these covenants, the covenants to incur additional indebtedness and the ability to make future acquisitions, require an Adjusted EBITDA to Fixed Charges ratio (measured on a trailing four-quarter basis) of 2.0: 1.0. Failure to comply with these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.

EBITDA is defined as income from continuing operations plus interest, income taxes, depreciation and amortization. EBITDA is not a recognized term under U.S. GAAP and does not purport to be an alternative to income from continuing operations as a measure of operating performance or to cash flows from operations as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Our presentation of EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement U.S. GAAP results to provide a more complete understanding of the factors and trends affecting the business than U.S. GAAP results alone. Because not all companies use identical calculations, these presentations of EBITDA may not be comparable to other similarly titled measures of other companies. Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments required or permitted in calculating covenant compliance under the indenture and other agreements governing the senior notes, senior toggle notes and senior interim loans and/or our new senior credit facilities. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

The following table reconciles EBITDA and Adjusted EBITDA of Harrah’s Operating for the year ended December 31, 2007 and takes into consideration the CMBS Spin-Off, the transfer of London Clubs and its subsidiaries, with the exception of the subsidiaries related to the South Africa operations, to Harrah’s Operating and the Post-Close CMBS exchange:

(in millions)	Year Ended December 31, 2007
Income from continuing operations	$163.1
Interest expense, net of interest income	776.0
Provision for income taxes	170.1
Depreciation and amortization	727.2

EBITDA	1,836.4
Project opening costs, abandoned projects and development costs(a)	26.9
Merger and integration costs(b)	9.4
Losses on early extinguishment of debt(c)	2.0
Minority interests, net of distributions(d)	(3.7)
Impairment of goodwill, intangible assets and investment securities(e)	155.9
Non-cash expense for stock compensation benefits(f)	38.2
Income from insurance claims for hurricane losses(g)	(130.3)
Other non-recurring or non-cash items(h)	55.6
Pro forma adjustment for acquired, new or disposed properties(i)	3.3
Pro forma adjustment for yet-to-be realized cost savings(j)	59.2

Adjusted EBITDA	$2,052.9

(a)	Represents (i) project opening costs incurred in connection with the integration of acquired properties and with expansion and renovation projects at various properties, (ii) write-off of abandoned development projects and (iii) non-recurring strategic planning and restructuring costs.

(b)	Represents costs in connection with the Acquisition, including review of certain strategic matters by the special committee established by Harrah’s Entertainment’s Board of Directors.

(c)	Represents premiums paid and the write-off of historical unamortized deferred financing costs.

(d)	Represents minority owners’ share of income from our majority-owned subsidiaries, net of cash distributions to minority owners.

(e)	Represents impairment of intangible assets related to London Clubs and Caesars Indiana and impairment of investment securities.

(f)	Represents non-cash compensation expense related to stock options.

(g)	Represents non-recurring insurance recoveries related to Hurricanes Katrina and Rita.

(h)	Represents the elimination of other non-recurring and non-cash items such as litigation awards and settlements, severance and relocation costs, excess gaming taxes, gains and losses from disposal of assets, equity in non-consolidated subsidiaries (net of distributions) and one-time costs relating to new state gaming legislation.

(i)	Represents the full year/period estimated impact of acquired, new and disposed properties.

(j)	Represents the annualized additional cost savings expected to be realized from our previously announced profitability improvement program.

The following tables present the condensed combined balance sheet and statement of operations of Harrah’s Operating Company, Inc. as of and for the year ended December 31, 2007, taking into consideration the CMBS Spin-Off, the London Clubs Transfer and the Post-Close CMBS Transactions:

Harrah’s Operating Company, Inc.

Unaudited Condensed Combined Balance Sheet

As of December 31, 2007

	Historical Harrah’s Entertainment(1)	Other Harrah’s Entertainment Subsidiaries and Accounts(2)	Historical Harrah’s Operating(3)	CMBS Spin-Off(4)	London Clubs Transfer(5)	Harrah’s Operating Restructured	Post-Closing CMBS Transaction(6)	Harrah’s Operating for the Post-Closing CMBS Transaction
Assets
Current assets
Cash and cash equivalents	$710.0	$(137.2)	$572.8	$(147.4)	$23.0	$448.4	$14.7	$463.1
Receivables, net of allowance for doubtful accounts	476.4	(18.6)	457.8	(101.8)	8.7	364.7	12.7	377.4
Deferred income taxes	200.0	(7.7)	192.3	(34.6)	—	157.7	15.0	172.7
Prepayments and other	221.2	(51.6)	169.6	(44.5)	5.6	130.7	(1.8)	128.9
Inventories	70.3	(2.3)	68.0	(18.4)	1.3	50.9	1.4	52.3

Total current assets	1,677.9	(217.4)	1,460.5	(346.7)	38.6	1,152.4	42.0	1,194.4

Land, buildings, riverboats and equipment, net of accumulated depreciation	15,571.5	(230.7)	15,340.8	(3,823.0)	161.4	11,679.2	(274.9)	11,404.3
Assets held for sale	4.5	—	4.5	—	—	4.5	—	4.5
Intangible assets	2,039.5	(563.8)	1,475.7	(516.1)	460.6	1,420.2	(78.7)	1,341.5
Goodwill	3,553.6	(13.1)	3,540.5	(79.4)	13.1	3,474.2	30.2	3,504.4
Deferred costs and other	510.7	(0.1)	510.6	—	—	510.6	—	510.6
Intercompany receivables	—	—	—	1,365.0	—	1,365.0	(715.0)	650.0

	$23,357.7	$(1,025.1)	$22,332.6	$(3,400.2)	$673.7	$19,606.1	$(996.4)	$18,609.7

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$442.0	$(14.9)	$427.1	$(73.3)	$13.0	$366.8	$5.3	$372.1
Accrued expenses	1,351.2	(166.2)	1,185.0	(193.8)	41.2	1,032.4	9.5	1,041.9
Current portion of long-term debt	10.8	(1.5)	9.3	(1.9)	—	7.4	1.8	9.2

Total current liabilities	1,804.0	(182.6)	1,621.4	(269.0)	54.2	1,406.6	16.6	1,423.2
Long-term debt	12,429.6	(9.1)	12,420.5	(86.0)	—	12,334.5	85.8	12,420.3
Intercompany notes	—	—	—	215.0	—	215.0	(215.0)	—
Liabilities held for sale	0.6	—	0.6	—	—	0.6	—	0.6
Deferred credits and other	464.8	(18.0)	446.8	(3.9)	17.2	460.1	(0.2)	459.9
Deferred income taxes	1,979.6	(58.8)	1,920.8	(426.7)	51.3	1,545.4	(103.0)	1,442.4

	16,678.6	(268.5)	16,410.1	(570.6)	122.7	15,962.2	(215.8)	15,746.4

Minority interests	52.2	—	52.2	(4.9)	—	47.3	—	47.3

Total stockholders’ equity	6,626.9	(756.6)	5,870.3	(2,824.7)	551.0	3,596.6	(780.6)	2,816.0

	$23,357.7	$(1,025.1)	$22,332.6	$(3,400.2)	$673.7	$19,606.1	$(996.4)	$18,609.7

(1)	Represents the historical financial information of Harrah’s Entertainment.

(2)	Represents the removal of (i) the historical financial information of subsidiaries of Harrah’s Entertainment that have historically not been a component of Harrah’s Operating, namely, captive insurance companies and London Clubs and its subsidiaries; and (ii) account balances at Harrah’s Entertainment.

(3)	Represents the historical financial information of Harrah’s Operating.

(4)	Reflects the removal of the historical assets and liabilities of the CMBS properties, pursuant to the CMBS Spin-Off, in which certain properties and operations of Harrah’s Operating were spun-off into a separate borrowing structure and held side-by-side with Harrah’s Operating under Harrah’s Entertainment.

(5)	Reflects the inclusion of the London Clubs assets and liabilities, pursuant to the London Clubs Transfer, in which London Clubs and its subsidiaries, with the exception of the subsidiaries related to the South African operations, became subsidiaries of Harrah’s Operating.

(6)	Reflects the exchange of certain operating assets and liabilities between Harrah’s Operating and the CMBS properties subsequent to the closing of the Merger and the CMBS Spin-Off. The exchange is subject to regulatory approval.

Unaudited Condensed Combined Statement of Operations

Harrah’s Operating Company, Inc.

For the Year Ended

December 31, 2007

	Historical Harrah’s Entertainment(1)	Other Harrah’s Entertainment Subsidiaries and Accounts(2)	Historical Harrah’s Operating(3)	CMBS Spin-Off(4)	London Clubs Transfer(5)	Harrah’s Operating Restructured	Post-Closing CMBS Transaction(6)	Harrah’s Operating for the Post-Closing CMBS Transaction
Revenues
Casino	$8,831.0	$(262.6)	$8,568.4	$(2,006.8)	$222.1	$6,783.7	$258.6	$7,042.3
Food and beverage	1,698.8	(35.5)	1,663.3	(587.1)	30.1	1,106.3	(34.8)	1,071.5
Rooms	1,353.6	(2.8)	1,350.8	(473.2)	—	877.6	(88.7)	788.9
Management fees	81.5	(0.5)	81.0	—	0.5	81.5	—	81.5
Other	695.9	(10.3)	685.6	(204.3)	4.4	485.7	(34.8)	450.9
Less: casino promotional allowances	(1,835.6)	14.1	(1,821.5)	587.1	(12.9)	(1,247.3)	(93.7)	(1,341.0)

Net revenues	10,825.2	(297.6)	10,527.6	(2,684.3)	244.2	8,087.5	6.6	8,094.1

Operating expenses
Direct
Casino	4,595.2	(218.0)	4,377.2	(915.8)	185.6	3,647.0	101.3	3,748.3
Food and beverage	716.5	(13.5)	703.0	(263.9)	11.4	450.5	(37.2)	413.3
Rooms	266.3	(1.2)	265.1	(92.2)	—	172.9	(27.8)	145.1
Property general, administrative and other	2,421.7	(61.8)	2,359.9	(636.0)	60.5	1,784.4	27.6	1,812.0
Depreciation and amortization	817.2	(14.2)	803.0	(227.6)	14.2	589.6	22.8	612.4
Write-downs, reserves and recoveries	109.7	(109.2)	0.5	(28.8)	95.5	67.2	6.3	73.5
Project opening costs	25.5	(15.6)	9.9	(1.9)	15.7	23.7	—	23.7
Corporate expense	138.1	(0.2)	137.9	(38.8)	—	99.1	—	99.1
Merger and integration costs	13.4	—	13.4	—	—	13.4	—	13.4
(Income)/losses on interests in nonconsolidated affiliates	(3.9)	(0.5)	(4.4)	(0.1)	0.5	(4.0)	—	(4.0)
Amortization of intangible assets	73.5	(2.2)	71.3	(1.2)	—	70.1	0.7	70.8

Total operating expenses	9,173.2	(436.4)	8,736.8	(2,206.3)	383.4	6,913.9	93.7	7,007.6

Income from operations	1,652.0	138.8	1,790.8	(478.0)	(139.2)	1,173.6	(87.1)	1,086.5
Interest expense, net of interest capitalized	(800.8)	15.5	(785.3)	6.8	(3.3)	(781.8)	(6.8)	(788.6)
Losses on early extinguishment of debt	(2.0)	2.0	—	—	(2.0)	(2.0)	—	(2.0)
Other income, including interest income	43.3	(12.4)	30.9	42.0	11.8	84.7	(38.1)	46.6

Income/(losses) from continuing operations before income taxes and minority interests	892.5	143.9	1,036.4	(429.2)	(132.7)	474.5	(132.0)	342.5
(Provision)/benefit for income taxes	(350.1)	(44.6)	(394.7)	148.9	30.9	(214.9)	44.8	(170.1)
Minority interests	(15.2)	(3.7)	(18.9)	5.9	3.7	(9.3)	—	(9.3)

Income/(loss) from continuing operations	$527.2	$95.6	$622.8	$(274.4)	$(98.1)	$250.3	$(87.2)	$163.1

(1)	Represents the historical financial information of Harrah’s Entertainment.

(2)	Represents the historical financial information of (i) all subsidiaries of Harrah’s Entertainment that have historically not been a component of Harrah’s Operating, namely, captive insurance companies and London Clubs and its subsidiaries; and (ii) accounts at Harrah’s Entertainment.

(3)	Represents the historical financial information of Harrah’s Operating.

(4)	Reflects the removal of the historical operating results of the CMBS Borrowers, pursuant to the CMBS Spin-Off in which certain properties and operations of Harrah’s Operating were spun-off into a separate borrowing structure and held side-by-side with Harrah’s Operating under Harrah’s Entertainment. The historical operating expenses of Harrah’s Operating include unallocated costs attributable to services that have been performed by Harrah’s Operating on behalf of the CMBS Borrowers. These costs are primarily related to corporate functions such as accounting, tax, treasury, payroll and benefits administration, risk management, legal, and information management and technology. The CMBS spin-off reflects the push-down of corporate expense of $38.8 million that was unallocated at December 31, 2007. Following the Merger, many of these services will continue to be provided by Harrah’s Operating pursuant to a shared services agreement with the CMBS Borrowers.

(5)	Reflects the inclusion of the London Clubs operating results pursuant to the London Clubs Transfer, in which London Clubs and its subsidiaries, with the exception of the subsidiaries related to the South African operations, became subsidiaries of Harrah’s Operating.

(6)	Reflects the exchange of certain properties and operations between Harrah’s Operating and the CMBS borrowers subsequent to the closing of the Merger and the CMBS spin-off. The exchange is subject to regulatory approval.

OVERALL OPERATING RESULTS FOR HARRAH’S OPERATING COMPANY

(In millions)	2007	2006
Casino revenues	$7,042.3	$6,192.3
Total revenues	8,094.1	7,134.9
Income from operations	1,086.5	996.1
Income from continuing operations	163.1	167.2
Operating margin	13.4%	14.0%

N/M = Not Meaningful

The increase in 2007 revenues was driven by strong results from our properties in Las Vegas, the opening of slot play at Harrah’s Chester in January 2007, contributions from properties included in our acquisition of London in late 2006 and a full year’s results from Harrah’s New Orleans and Grand Casino Biloxi, which were closed for a portion of 2006 due to hurricane damage in 2005.

The favorable increase in income from operations was impacted by the strong results in Las Vegas, partially offset by the effect on the Atlantic City market of slot operations at facilities in Pennsylvania and New York and the implementation of new smoking regulations in New Jersey, as well a decrease in retail visitation in certain of our mid-Western markets. Income from operations for 2007 and 2006 include $130.3 million and $10.2 million, respectively, of insurance proceeds that were in excess of the net book value of impacted assets and costs and expenses under our business interruption claims and impairment charges of $169.3 million in 2007 related to certain intangible assets of London Clubs and Caesars Indiana.

ITEM 7A.	Quantitative and Qualitative Disclosure About Market Risk.

We are exposed to market risk, primarily changes in interest rates. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed rate and variable rate obligations. Of our approximate $12.4 billion total debt at December 31, 2007, $4.9 billion, excluding $1.5 billion of variable-rate debt for which we have entered into interest rate swap agreements, is subject to variable interest rates. The average interest rate on our variable-rate debt, including the impact of our swap agreements, was 5.7% at December 31, 2007. A change in interest rates will impact our financial results. For example, assuming a constant outstanding balance for our variable-rate debt (after consideration of the Merger and financing thereof) for the next twelve months, a hypothetical 1% change in corresponding interest rates would change interest expense for the next twelve months by approximately $49.3 million. We utilize interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. We do not purchase or hold any derivative financial instruments for trading purposes.

The table below provides information as of December 31, 2007, about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. For debt obligations, the table presents principal cash flows and related weighted average interest rates by contractual maturity dates. Principal amounts are used to calculate the contractual payments to be exchanged under the contract and weighted average variable rates are based on implied forward rates in the yield curve as of December 31, 2007.

(In millions)	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Liabilities
Long-term debt
Fixed rate	$407.3	$564.2	$1,153.0	$425.0	$2.4	$3,377.7	$5,929.6	$6,305.0	(1)
Average interest rate	8.9%	7.5%	6.3%	8.1%	7.1%	6.0%	6.5%
Variable rate	$258.0	$390.3	$1,165.1	$4,620.0	$—	$—	$6,433.4	$5,418.1	(1)
Average interest rate	4.6%	5.5%	5.5%	5.7%	—	—	5.7%
Interest Rate Derivatives
Interest rate swaps
Fixed to variable	—	—	—	$1,500.0	—	—	$1,500.0	$(45.9)
Average pay rate	4.9%	4.9%	4.9%	4.9%	—	—	4.9%
Average receive rate	2.9%	2.7%	3.6%	4.1%	—	—	3.2%

(1)	The fair values are based on the borrowing rates currently available for debt instruments with similar terms and maturities and market quotes of the Company’s publicly traded debt.

As of December 31, 2007, our long-term variable rate debt reflects borrowings under revolving credit and letter of credit facilities provided to us by a consortium of banks with a total capacity of $7.25 billion. The interest rates charged on borrowings under these facilities are a function of the London Inter-Bank Offered Rate, or LIBOR, and prime rate. As such, the interest rates charged to us for borrowings under the facilities are subject to change as LIBOR changes. These revolving credit and letter of credit facilities were terminated as of the closing of the Merger.

Foreign currency translation gains and losses were not material to our results of operations for the year ended December 31, 2007. Our only material ownership interests in businesses in foreign countries during 2007 were London Clubs and an approximate 95% ownership of a casino in Uruguay. Therefore, we have not been subject to material foreign currency exchange rate risk from the effects of exchange rate movements of foreign currencies in the past; however, with our currently planned international developments, foreign currency exchange rate risk may become material in the future.

In connection with the Merger, we retired $7.7 billion, face amount, of our debt and issued fixed and floating-rate debt subject to variation in interest rates in respect of our floating rate-debt. Borrowings under our new senior secured credit facilities and mortgage loans entered by the CMBS properties accrue interest at variable rates.

On or about January 28, 2008, we entered into forward interest rate swap agreements for a notional amount of $5 billion with respect to LIBOR borrowings under our new senior secured credit facilities to fix the floating rate of interest thereunder to a fixed rate.

Additionally, on January 28, 2008, we entered into an interest rate cap agreement to partially hedge the risk of future increases in the variable rate of the CMBS debt. The interest rate cap agreement, which was effective January 28, 2008, and terminates on February 13, 2013, is for a notional amount of $6.5 billion at a LIBOR cap rate of 4.5%.

ITEM 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Harrah’s Entertainment, Inc.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Harrah’s Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Harrah’s Entertainment, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 11 to the Consolidated Financial Statements, the Company changed its method of accounting for uncertainty in income taxes to conform to Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, in 2007. As discussed in Notes 1 and 15 to the Consolidated Financial Statements, the Company changed its method of accounting for stock-based employee compensation costs to conform to Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, in 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada

February 29, 2008

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$710.0	$799.6
Receivables, less allowance for doubtful accounts of $126.2 and $94.7	476.4	429.6
Deferred income taxes (Note 11)	200.0	143.6
Income tax receivable	5.0	28.5
Prepayments and other	216.2	166.5
Inventories	70.3	63.0

Total current assets	1,677.9	1,630.8

Land, buildings, riverboats and equipment
Land and land improvements	5,392.8	4,821.5
Buildings, riverboats and improvements	9,270.7	8,165.6
Furniture, fixtures and equipment	3,186.6	2,993.1
Construction in progress	903.4	764.7

	18,753.5	16,744.9
Less: accumulated depreciation	(3,182.0)	(2,723.9)

	15,571.5	14,021.0
Assets held for sale (Note 4)	4.5	387.3
Goodwill (Notes 2 and 5)	3,553.6	3,689.4
Intangible assets (Notes 2 and 5)	2,039.5	2,044.5
Investments in and advances to nonconsolidated affiliates (Note 16)	18.6	25.9
Deferred costs and other	492.1	486.0

	$23,357.7	$22,284.9

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$442.0	$465.0
Accrued expenses (Note 7)	1,351.2	1,324.8
Current portion of long-term debt (Note 8)	10.8	451.2

Total current liabilities	1,804.0	2,241.0
Liabilities held for sale (Note 4)	0.6	0.6
Long-term debt (Note 8)	12,429.6	11,638.7
Deferred credits and other	464.8	384.2
Deferred income taxes (Note 11)	1,979.6	1,896.9

	16,678.6	16,161.4

Minority interests	52.2	52.4

Stockholders’ equity (Notes 6, 8, 15 and 16)
Common stock, $0.10 par value, authorized—720,000,000 shares, outstanding-188,778,819 and 186,146,738 shares (net of 36,033,752 and 35,735,329 shares held in treasury)	18.9	18.6
Capital surplus	5,395.4	5,148.2
Retained earnings	1,197.2	907.1
Accumulated other comprehensive income/(loss)	15.4	(2.8)

	6,626.9	6,071.1

	$23,357.7	$22,284.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Revenues
Casino	$8,831.0	$7,868.6	$5,966.5
Food and beverage	1,698.8	1,577.7	1,086.7
Rooms	1,353.6	1,240.7	786.2
Management fees	81.5	89.1	75.6
Other	695.9	611.0	424.7
Less: casino promotional allowances	(1,835.6)	(1,713.2)	(1,329.7)

Net revenues	10,825.2	9,673.9	7,010.0

Operating expenses
Direct
Casino	4,595.2	3,902.6	2,984.6
Food and beverage	716.5	697.6	482.3
Rooms	266.3	256.6	151.5
Property general, administrative and other	2,421.7	2,206.8	1,464.4
Depreciation and amortization	817.2	667.9	485.7
Write-downs, reserves and recoveries (Note 10)	109.7	83.3	194.7
Project opening costs	25.5	20.9	16.4
Corporate expense	138.1	177.5	97.7
Merger and integration costs	13.4	37.0	55.0
Income on interests in nonconsolidated affiliates (Note 16)	(3.9)	(3.6)	(1.2)
Amortization of intangible assets (Note 5)	73.5	70.7	49.9

Total operating expenses	9,173.2	8,117.3	5,981.0

Income from operations	1,652.0	1,556.6	1,029.0
Interest expense, net of interest capitalized (Note 12)	(800.8)	(670.5)	(479.6)
Losses on early extinguishments of debt (Note 8)	(2.0)	(62.0)	(3.3)
Other income, including interest income	43.3	10.7	8.0

Income from continuing operations before income taxes and minority interests	892.5	834.8	554.1
Provision for income taxes (Note 11)	(350.1)	(295.6)	(225.9)
Minority interests	(15.2)	(15.3)	(11.9)

Income from continuing operations	527.2	523.9	316.3

Discontinued operations (Note 4)
Income from discontinued operations (including gain on disposal of $119.6 in 2005)	145.4	16.4	16.6
Provision for income taxes	(53.2)	(4.5)	(96.5)

Income/(loss) from discontinued operations	92.2	11.9	(79.9)

Net income	$619.4	$535.8	$236.4

Earnings per share—basic
Income from continuing operations	$2.83	$2.85	$2.14
Discontinued operations, net	0.50	0.06	(0.54)

Net income	$3.33	$2.91	$1.60

Earnings per share—diluted
Income from continuing operations	$2.77	$2.79	$2.10
Discontinued operations, net	0.48	0.06	(0.53)

Net income	$3.25	$2.85	$1.57

Dividends declared per share	$1.60	$1.53	$1.39

Weighted average common shares outstanding	186.3	184.0	148.0
Additional shares based on average market price for period applicable to:
Restricted stock	0.2	0.8	0.5
Stock options	2.4	2.1	1.5
Stock appreciation rights	0.2	—	—
Convertible debt	1.5	1.1	0.2

Weighted average common and common equivalent shares outstanding	190.6	188.0	150.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In millions)

(Notes 6, 8, 15 and 16)

			Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Deferred Compensation Related to Restricted Stock	Total	Comprehensive Income
	Common Stock
	Shares Outstanding	Amount
Balance—December 31, 2004	112.7	$11.3	$1,394.5	$638.4	$1.0	$(10.0)	$2,035.2
Net income				236.4			236.4	$236.4
Net loss on derivative instruments qualifying as cash flow hedges, net of tax benefit of $3.4					(6.3)		(6.3)	(6.3)
Reclassification of loss on derivative instrument from other comprehensive income to net income, net of tax provision of $0.2					0.4		0.4	0.4
Foreign currency translation adjustments, net of tax benefit of $0.2					(0.4)		(0.4)	(0.4)
Cash dividends				(208.2)			(208.2)
Net shares issued in acquisition of Caesars	67.9	6.8	3,302.7				3,309.5
Market value of conversion option on convertible debt, net of tax provision of $38.3			70.4				70.4
Net shares issued under incentive compensation plans, including income tax benefit of $29.9	3.2	0.3	240.8	(12.2)		(0.8)	228.1

2005 Comprehensive Income								$230.1

Balance—December 31, 2005	183.8	18.4	5,008.4	654.4	(5.3)	(10.8)	5,665.1
Reclassification of deferred compensation to Capital Surplus			(10.8)			10.8
Net income				535.8			535.8	$535.8
Reclassification of loss on derivative instrument from other comprehensive income to net income, net of tax provision of $0.3					0.6		0.6	0.6
Foreign currency translation adjustments, net of tax provision of $1.0					1.9		1.9	1.9
Cash dividends				(282.7)			(282.7)
Net shares issued under incentive compensation plans, including share-based compensation expense of $52.8 and income tax benefit of $23.0	2.3	0.2	150.6	(0.4)			150.4

2006 Comprehensive Income								$538.3

Balance—December 31, 2006	186.1	18.6	5,148.2	907.1	(2.8)	—	6,071.1
Net income				619.4			619.4	$619.4
Pension adjustment related to London Clubs International, net of tax benefit of $0.8					(1.8)		(1.8)	(1.8)
Reclassification of loss on derivative instrument from other comprehensive income to net income, net of tax provision of $0.3					0.6		0.6	0.6
Foreign currency translation adjustments, net of tax provision of $15.5					19.4		19.4	19.4
Cash dividends				(299.2)			(299.2)
Adjustment for initial adoption of FIN 48				(12.3)			(12.3)
Net shares issued under incentive compensation plans, including share-based compensation expense of $53.0 and income tax benefit of $47.7	2.7	0.3	247.2	(17.8)			229.7

2007 Comprehensive Income								$637.6

Balance—December 31, 2007	188.8	$18.9	$5,395.4	$1,197.2	$15.4	$—	$6,626.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Note 12)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income	$619.4	$535.8	$236.4
Adjustments to reconcile net income to cash flows from operating activities:
Income from discontinued operations, before income taxes	(145.4)	(16.4)	(16.6)
Income from insurance claims for hurricane damage	(130.3)	—	—
Losses on early extinguishments of debt	2.0	62.0	3.3
Depreciation and amortization	905.8	711.4	523.0
Write-downs, reserves and recoveries	195.8	39.9	160.8
Deferred income taxes	(35.0)	73.7	(30.1)
Share-based compensation expense	53.0	52.8	—
Tax benefit from stock equity plans	1.8	1.7	29.9
Other noncash items	134.6	37.2	26.5
Minority interests’ share of net income	15.2	15.3	11.9
Income on interests in nonconsolidated affiliates	(3.9)	(3.6)	(1.2)
Net change in insurance receivables for hurricane damage	(0.7)	81.8	(87.3)
Insurance proceeds for hurricane losses from business interruption	119.1	—	—
Returns on investment in nonconsolidated affiliate	1.8	2.5	1.2
Net (gains)/losses from asset sales	(8.0)	(5.5)	14.6
Net change in long-term accounts	(45.1)	(35.4)	(80.5)
Net change in working capital accounts	(171.3)	(13.6)	(196.7)

Cash flows provided by operating activities	1,508.8	1,539.6	595.2

Cash flows from investing activities
Land, buildings, riverboats and equipment additions	(1,379.5)	(2,511.3)	(1,149.5)
Payments for businesses acquired, net of cash acquired	(584.3)	(562.5)	(1,942.5)
Insurance proceeds for hurricane losses for continuing operations	15.7	124.9	69.0
Insurance proceeds for hurricane losses for discontinued operations	13.4	174.7	32.1
Proceeds from other asset sales	99.6	47.1	37.0
Purchase of minority interest in subsidiary	(8.5)	(2.3)	—
Investments in and advances to nonconsolidated affiliates	(1.8)	(0.9)	(5.5)
Increase in construction payables	2.8	11.2	41.0
Proceeds from sales of discontinued operations	—	457.3	649.5
Proceeds from sale of long-term investments	—	49.4	2.7
Other	(81.0)	(31.3)	(22.9)

Cash flows used in investing activities	(1,923.6)	(2,243.7)	(2,289.1)

Cash flows from financing activities
Borrowings under lending agreements, net of financing costs of $6.4, $4.4 and $7.6	39,124.4	6,946.5	11,599.4
Repayments under lending agreements	(37,619.5)	(5,465.8)	(10,522.9)
Early extinguishments of debt	(120.1)	(1,195.0)	(690.5)
Scheduled debt retirements	(1,001.7)	(5.0)	(307.5)
Dividends paid	(299.2)	(282.7)	(208.2)
Proceeds from exercises of stock options	126.2	66.3	106.7
Excess tax benefit from stock equity plans	51.7	21.3	—
Minority interests’ distributions, net of contributions	(20.0)	(1.9)	(12.2)
Proceeds from issuance of senior notes, net of discount and issue costs of $-, $10.9 and $20.7	—	739.1	2,004.3
Premiums paid on early extinguishments of debt	—	(56.7)	(4.9)
Losses on derivative instruments	—	(2.6)	(7.9)
Other	(5.3)	1.3	(0.2)

Cash flows provided by financing activities	236.5	764.8	1,956.1

Cash flows from discontinued operations
Cash flows from operating activities	88.9	19.3	(3.7)
Cash flows from investing activities	(0.2)	(4.8)	(23.1)

Cash flows provided by/(used in) discontinued operations	88.7	14.5	(26.8)

Net (decrease)/increase in cash and cash equivalents	(89.6)	75.2	235.4
Cash and cash equivalents, beginning of year	799.6	724.4	489.0

Cash and cash equivalents, end of year	$710.0	$799.6	$724.4

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

Note 1—Summary of Significant Accounting Policies

BASIS OF PRESENTATION AND ORGANIZATION. As of December 31, 2007, we operated 50 casinos in six countries, primarily under the Harrah’s, Caesars and Horseshoe brand names in the United States, including 31 land-based casinos, 12 riverboat or dockside casinos, one combination thoroughbred racetrack and casino, one combination greyhound racetrack and casino, one harness racetrack and casino, three managed casinos on Indian lands and one managed casino in Canada. We view each property as an operating segment and aggregate all operating segments into one reporting segment.

Certain of our properties were sold during some of the periods presented, and prior to their sales, assets and liabilities of these properties were classified in our Consolidated Balance Sheets as Assets/Liabilities held for sale, and their operating results through the dates of their sales were presented as discontinued operations, if appropriate. In addition to the completed sales, we also have announced plans to sell certain assets and liabilities of other properties that we have classified as Assets/Liabilities held for sale in our Consolidated Balance Sheets and, if appropriate, have included their results in discontinued operations. See Note 4 for further information regarding dispositions and planned sales.

ACQUISITION BY PRIVATE EQUITY FIRMS. On January 28, 2008, Harrah’s Entertainment was acquired by affiliates of Apollo Global Management, LLC (“Apollo”) and TPG Capital, LP (“TPG”) in an all cash transaction, hereinafter referred to as the “Merger,” valued at approximately $30.9 billion, including the assumption of $12.4 billion of debt and approximately $1.2 billion of acquisition costs. Holders of Harrah’s Entertainment stock received $90.00 in cash for each outstanding share of common stock. As a result of the Merger, the issued and outstanding shares of non-voting common stock and the non-voting preferred stock of Harrah’s Entertainment are owned by entities affiliated with Apollo/TPG and certain co-investors and members of management, and the issued and outstanding shares of voting common stock of Harrah’s Entertainment are owned by Hamlet Holdings LLC, which is owned by certain individuals affiliated with Apollo/TPG. As a result of the Merger, our stock is no longer publicly traded. (See Note 18.)

PRINCIPLES OF CONSOLIDATION. Our Consolidated Financial Statements include the accounts of Harrah’s Entertainment and its subsidiaries after elimination of all significant intercompany accounts and transactions.

CASH AND CASH EQUIVALENTS. Cash includes the minimum cash balances required to be maintained by state gaming commissions or local and state governments, which totaled approximately $25.4 million and $27.5 million at December 31, 2007 and 2006, respectively. Cash equivalents are highly liquid investments with an original maturity of less than three months and are stated at the lower of cost or market value.

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

LAND, BUILDINGS, RIVERBOATS AND EQUIPMENT. Land, buildings, riverboats and equipment are stated at cost. Land includes land not currently identified for use in our operations, which totaled $113.3 million and $119.6 million at December 31, 2007 and 2006, respectively. We capitalize the costs of improvements that extend the life of the asset. We expense maintenance and repairs cost as incurred. Gains or losses on the dispositions of land, buildings, riverboats or equipment are included in the determination of income. Interest expense is capitalized on internally constructed assets at our overall weighted average borrowing rate of interest. Capitalized interest amounted to $20.4 million, $24.3 million and $14.1 million in 2007, 2006 and 2005, respectively.

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

GOODWILL AND OTHER INTANGIBLE ASSETS. We have approximately $5.6 billion in goodwill and other intangible assets on our balance sheet resulting from our acquisitions of other businesses. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we perform an annual assessment of goodwill and intangible assets with indefinite lives for impairment during the fourth quarter of each year. (See Note 5.)

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

TOTAL REWARDS POINT LIABILITY PROGRAM. Our customer loyalty program, Total Rewards, offers incentives to customers who gamble at certain of our casinos throughout the United States. Under the program, customers are able to accumulate, or bank, Reward Credits over time that they may redeem at their discretion under the terms of the program. The Reward Credit balance will be forfeited if the customer does not earn a Reward Credit over the prior six-month period. As a result of the ability of the customer to bank the Reward Credits, we accrue the expense of Reward Credits, after consideration of estimated breakage, as they are earned. The value of the cost to provide Reward Credits is expensed as the Reward Credits are earned and is included in Casino expense on our Consolidated Statements of Income. To arrive at the estimated cost associated with Reward Credits, estimates and assumptions are made regarding incremental marginal costs of the benefits, breakage rates and the mix of goods and services for which Reward Credits will be redeemed. We use historical data to assist in the determination of estimated accruals. At December 31, 2007 and 2006, $72.8 million and $76.6 million, respectively, was accrued for the cost of anticipated Total Rewards credit redemptions.

In addition to Reward Credits, customers at certain of our properties can earn points based on play that are redeemable in cash (“cash-back points”). In 2007, certain of our properties introduced a modification to the cash-back program whereby points are redeemable in playable credits at slot machines where, after one play-through, the credits can be cashed out. We accrue the cost of cash-back points and the modified program, after consideration of estimated breakage, as they are earned. The cost is recorded as contra-revenue and included in Casino promotional allowances on our Consolidated Statements of Income. At December 31, 2007 and 2006, the liability related to outstanding cash-back points, which is based on historical redemption activity, was $16.9 million and $21.3 million, respectively.

SELF-INSURANCE ACCRUALS. We are self-insured up to certain limits for costs associated with general liability, workers’ compensation and employee health coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. At December 31, 2007 and 2006, we had total self-insurance accruals reflected on our Consolidated Balance Sheets of $210.5 million and

$193.8 million, respectively. In estimating those costs, we consider historical loss experience and make judgments about the expected levels of costs per claim. We also rely on consultants to assist in the determination of estimated accruals. These claims are accounted for based on actuarial estimates of the undiscounted claims, including those claims incurred but not reported. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities. We continually monitor the potential for changes in estimates, evaluate our insurance accruals and adjust our recorded provisions.

TREASURY STOCK. The shares of Harrah’s Entertainment common stock were held in treasury at December 31, 2007 and 2006, are reflected in our Consolidated Balance Sheets and our Consolidated Statements of Stockholders’ Equity and Comprehensive Income as if those shares were retired.

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

(In millions)	2007	2006	2005
Food and beverage	$582.9	$544.0	$387.5
Rooms	192.3	168.0	121.6
Other	95.6	75.2	70.8

	$870.8	$787.2	$579.9

ADVERTISING. The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense for continuing operations was $294.9 million, $287.5 million and $203.4 million for the years 2007, 2006 and 2005, respectively.

STOCK-BASED EMPLOYEE COMPENSATION. Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” using the modified prospective application, and, therefore, results for prior periods have not been restated.

As a result of adopting SFAS No. 123(R), we recognized $53.0 million and $52.8 million for stock option and stock appreciation rights (“SARs”) expense in 2007 and 2006, respectively. In 2007, we began allocating a portion of the expense related to stock options and SARs to the applicable reporting segment, whereas, in 2006 that expense was included in Corporate expense in our Consolidated Statement of Income. For the year ended December 31, 2007, $10.3 million of the expense is included in Property general, administrative and other, and $42.7 million is included in Corporate expense. The total income tax benefit recognized for 2007 and 2006, was approximately $21.1 million and $20.4 million, respectively.

Prior to the adoption of SFAS No. 123(R), we accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation expense was recorded as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had adopted SFAS No. 123(R) in the prior period. Had compensation expense for the stock option plans been determined in accordance with SFAS No. 123(R), total stock-based employee compensation expense, net of tax effects, would have been $31.7 million for the year ended December 31, 2005, and our pro forma Net income and Earnings per share for the indicated period would have been:

	2005
(In millions, except per share amounts)	As Reported	Pro Forma
Net income	$236.4	$204.7
Earnings per share
Basic	1.60	1.38
Diluted	1.57	1.32

The fair value of each option and SARs grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2007	2006	2005
Expected dividend yield	1.9%	2.4%	2.1%
Expected stock price volatility	25.1%	30.3%	32.9%
Risk-free interest rate	4.6%	5.0%	3.9%
Expected average life of options (years)	5	5	5

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

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, we recognized an approximate $12 million reduction to the January 1, 2007, balance of retained earnings.

We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. As a large taxpayer, we are under continual audit by the Internal Revenue Service (“IRS”) on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next twelve months. We are participating in the IRS’s Compliance Assurance Program for the 2007 tax year. This program accelerates the examination of key transactions with the goal of resolving any issues before the tax return is filed. Our 2004, 2005, and 2006 federal income tax returns are currently being examined by the IRS in a traditional audit process.

We also are subject to exam by various state and foreign tax authorities, although tax years prior to 2004 are generally closed as the statutes of limitations have lapsed. However, various subsidiaries are still being examined by the New Jersey Division of Taxation for tax years as far back as 1999.

We classify reserves for tax uncertainties within Accrued expenses and Deferred credits and other in our Consolidated Balance Sheets, separate from any related income tax payable or deferred income taxes. In accordance with FIN 48, reserve amounts relate to any uncertain tax position, as well as potential interest or penalties associated with those items.

EARNINGS PER SHARE. In accordance with the provisions of SFAS No. 128, “Earnings Per Share,” we compute our Basic earnings per share by dividing Net income by the number of Weighted average common shares outstanding during the year. Our Diluted earnings per share is computed by dividing Net income by the number of Weighted average common and common equivalent shares outstanding during the year. For each of the three years ended December 31, 2007, common equivalent shares included net restricted shares of 190,771, 789,776 and 539,844, respectively, and stock options outstanding of 2,358,826, 2,157,811 and 1,481,765, respectively, under our employee stock benefit plans. For the years ended December 31, 2007 and 2006, respectively, common equivalent shares also included 1,502,534 and 1,085,144 potential shares related to the conversion spread of our convertible debt. For the years ended December 31, 2007 and 2006, common equivalent shares also included 230,592 and 3,055 SARs, respectively. (See Note 15.)

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

Note 2—Acquisitions

In the three-year period ended December 31, 2007, we acquired two casino companies and two casinos in Las Vegas, Nevada. For each of these acquisitions, the purchase price is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determine the estimated fair values after review and consideration of relevant information including discounted cash flow analyses, quoted market prices and our own estimates. For each transaction, the allocation of the purchase price was, or will be, completed within one year from the date of the acquisition. To the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess is allocated to goodwill. Goodwill and intangible assets that are determined to have an indefinite life are not amortized.

The table below summarizes our acquisition transactions completed in the three-year period ending December 31, 2007.

Company	Date Acquired	Total Purchase Price(a)	Goodwill Assigned	Number of Casinos	Geographic Location
Bill’s Gamblin’ Hall & Saloon	February 2007	$371 million	$—	1	Las Vegas, Nevada

London Clubs	December 2006	$591 million	$322 million	10	United Kingdom(7)(b)
					Egypt(2)
					South Africa(1)(c)

Imperial Palace	December 2005	$373 million	$—	1	Las Vegas, Nevada

Caesars	June 2005	$9.3 billion	$2 billion	15	Atlantic City, New Jersey(2)
					Las Vegas, Nevada(4)
					Reno, Nevada(d)
					Laughlin, Nevada(d)
					Biloxi, Mississippi
					Gulfport, Mississippi(e)
					Tunica, Mississippi(2)
					Elizabeth, Indiana
					Punta del Este, Uruguay(f)
					Ontario, Canada(g)

(a)	Total purchase price includes the market value of debt assumed determined as of the acquisition date.
(b)	We have a 50% ownership interest in the company that owns 50 St. James Limited in London, and we manage the facility. Other properties in the United Kingdom are 100% owned. In addition to the ten properties acquired, four properties were under development in the United Kingdom at the time of the acquisition. Three of those properties are now open.
(c)	We have a 70% ownership interest in the company that owns Emerald Safari Resort, and we manage the facility.
(d)	Subsequently sold.
(e)	Closed due to hurricane damage in August 2005. Remaining assets sold.
(f)	We have an approximate 95% ownership interest in the company that owns Conrad Punta del Este and we manage the property.
(g)	We have a 50% interest in the company that manages Casino Windsor. The province of Ontario owns the complex.

BILL’S GAMBLIN’ HALL & SALOON. In February 2007, we exchanged certain real estate, acquired for $371.4 million, that we owned on the Las Vegas Strip for property formerly known as the Barbary Coast, located at the northeast corner of Flamingo Road and Las Vegas Boulevard, between Bally’s Las Vegas and Flamingo Las Vegas. We began operating the acquired property on March 1, 2007, as Bill’s Gamblin’ Hall & Saloon, and its results are included in our operating results from the date of its acquisition. For purposes of these financial statements, we have assumed that the excess of the purchase price over the net book value of the assets acquired is land costs. Values assigned to assets, including land, will be revised upon finalization of the purchase price allocation, which will be within one year of the acquisition.

LONDON CLUBS. In December 2006, we completed our acquisition of 100% of the ordinary shares of London Clubs for approximately $590.5 million, including acquisition costs, and assumed the entity’s debt of approximately $78.5 million. At the time of the acquisition, London Clubs owned or managed seven casinos in the United Kingdom, two in Egypt and one in South Africa. London Clubs currently owns and/or manages ten casinos in the United Kingdom, two in Egypt and one in South Africa and has one casino under development in the United Kingdom.

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

The purchase price allocation for London Clubs was completed in 2007. The following table summarizes the values assigned to the assets acquired and liabilities assumed at the date of acquisition.

(In millions)
Current assets	$56.1
Land, buildings and equipment	153.7
Goodwill and other intangible assets	646.6

Total assets acquired	856.4

Current liabilities	64.5
Long-term debt	76.4
Other long-term liabilities	43.9
Deferred income tax	81.1

Liabilities assumed	265.9

Net assets acquired	$590.5

Of the approximate $325.0 million of acquired intangible assets, $304.1 million has been assigned to gaming rights that are not subject to amortization, and $20.9 million has been assigned to contract rights with a 6-12 year life that are subject to amortization.

The goodwill related to the London Clubs acquisition will not be deductible for tax purposes.

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

The purchase price allocation for Imperial Palace was completed in fourth quarter 2006, and there were no material changes from the initial purchase price allocation.

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

Insurance proceeds have exceeded the net book value of the impacted assets and costs and expenses that are expected to be reimbursed under our business interruption claims, and the excess is recorded as income in the line item, “Write-downs, reserves and recoveries,” for properties included in continuing operations and in the line item, “Income/(loss) from discontinued operations,” for properties included in discontinued operations. As of December 31, 2007, we have received approximately $849.5 million in advances and settlements from our insurance carriers related to the hurricane damaged properties, including those properties that were subsequently sold, and we have recorded $130.3 million and $10.2 million as of December 31, 2007 and 2006, respectively, for insurance proceeds included in Write-downs, reserves and recoveries and $141.6 million and $3.2 million, as of December 31, 2007 and 2006, respectively, for insurance proceeds included in Discontinued operations in our Consolidated Condensed Statements of Income. In February 2008, we entered into a settlement agreement with our insurance carriers related to claims associated with damages incurred from Hurricane Katrina in Mississippi. Pursuant to the settlement agreement, the insurance carriers agreed to pay us approximately $950.2 million to settle all outstanding claims associated with damages incurred from the hurricane, including all property damage and business interruption claims. Of the total settled amount, we had received approximately $612.0 million as of December 31, 2007. We received the remaining $338.2 million during the first quarter of 2008.

Note 4—Dispositions

The following properties were sold in the three-year period ended December 31, 2007.

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

SUMMARY FINANCIAL INFORMATION

Summary operating results for the discontinued operations reflect the results of Harrah’s Lake Charles through the date of its sale in November 2006, including the gain on the sale and insurance recoveries; the operating results of Reno Hilton, Flamingo Laughlin, Grand Casino Gulfport and a hotel in Halifax, Nova Scotia beginning June 13, 2005 through the dates of their sales in June 2006, May 2006, March 2006 and November 2005, respectively, including insurance recoveries related to Grand Casino Gulfport; and Harrah’s East Chicago and Harrah’s Tunica through the date of their sale in April 2005, including the gain on the sale. 2005 results for Grand Casino Gulfport and Harrah’s Lake Charles include the write-off of $115.5 million, after taxes, for the impairment of intangible assets.

(In millions)	2007	2006	2005
Net revenues	$0.2	$106.8	$401.1

Pretax income from discontinued operations	$145.4	$16.4	$16.6

Discontinued operations, net of tax	$92.2	$11.9	$(79.9)

Assets held for sale at December 31, 2007, primarily consists of non-operating land parcels.

Note 5—Goodwill and Other Intangible Assets

We account for our goodwill and other intangible assets in accordance with SFAS No. 142, which provides guidance regarding the recognition and measurement of intangible assets, eliminates the amortization of certain intangibles and requires assessments for impairment of intangible assets that are not subject to amortization at least annually.

We determine the fair value of a reporting unit as a function, or multiple, of earnings before interest, taxes, depreciation and amortization (“EBITDA”), or by using discounted cash flows, common measures used to value and buy or sell cash intensive businesses such as casinos. Based on our annual assessment for impairment as of September 30, 2007, we determined that, based on historical and projected performance, intangible assets at London Clubs and Caesars Indiana had been impaired, and we recorded impairment charges of $169.6 million in fourth quarter 2007. These charges are included Write-downs, reserves and recoveries in our 2007 Consolidated Statement of Income. At December 31, 2007, London Clubs and Caesars Indiana had intangible assets of $225.1 million and $193.4 million, respectively, that were not deemed to be impaired. The properties’ tangible assets were assessed for impairment applying the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and our analysis indicated that the carrying value of the tangible assets was not impaired.

Our annual assessment for impairment as of September 30, 2006, indicated that intangible assets at Harrah’s Louisiana Downs were impaired, and a charge of $20.7 million was recorded in fourth quarter 2006. At December 31, 2006, Harrah’s Louisiana Downs had $27.3 million of intangible assets that were not deemed to be impaired.

Our annual assessment for impairment as of September 30, 2005, indicated that the entire $49.9 million of goodwill associated with Harrah’s Louisiana Downs was impaired, and a charge was recorded in fourth quarter 2005. Due to hurricane damage to our business in Biloxi, Mississippi, in the fourth quarter of 2005, we also wrote off $88.7 million of goodwill and intangible assets that were assigned to that property in our purchase price allocation of the Caesars acquisition. These charges are included in Write-downs, reserves and recoveries in our 2005 Consolidated Statement of Income.

Our 2005 assessment for impairment also indicated that certain goodwill and intangible assets related to properties reported as part of our Discontinued operations were impaired. These charges related to goodwill acquired in our 2000 acquisition of a property in Lake Charles, Louisiana, and to our 2005 acquisition of a property in Gulfport, Mississippi, which was severely damaged by Hurricane Katrina in August 2005. Since our acquisition of the Lake Charles property, competition had intensified in the market and the operating performance was declining. As a result of the operating trends, compounded by the impact of hurricane damage in September 2005, calculations indicated that the entire $56.1 million of goodwill was impaired. This property had no other intangible assets. All of the goodwill and intangible assets related to Grand Casino Gulfport were deemed to be impaired, and a charge of $93.2 million was taken in fourth quarter 2005. Since Harrah’s Lake Charles and Grand Casino Gulfport are reported in our Discontinued operations, the write-off of goodwill and intangible assets for those properties of $115.5 million, after taxes, is included in Discontinued operations.

The following table sets forth changes in goodwill for the years ended December 31, 2006, and December 31, 2007.

(In millions)
Balance at December 31, 2005	$3,135.5
Additions or adjustments:
Acquisition of London Clubs	467.9
Finalization of purchase price allocation for Caesars	83.5
Adjustments for taxes related to acquisitions	2.5

Balance at December 31, 2006	3,689.4
Additions or adjustments:
Finalization of purchase price allocation for London Clubs	(146.3)
Foreign currency translation	17.0
Adjustments for taxes related to acquisitions	(14.9)
Purchase of additional interest in subsidiary	8.4

Balance at December 31, 2007	$3,553.6

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets.

	December 31, 2007			December 31, 2006
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Trademarks	$31.0	$15.8	$15.2	$31.0	$9.6	$21.4
Gaming rights	37.5	3.3	34.2	37.4	2.0	35.4
Contract rights	153.5	52.7	100.8	131.7	36.6	95.1
Customer relationships	654.2	143.0	511.2	654.2	93.0	561.2

	$876.2	$214.8	661.4	$854.3	$141.2	713.1

Nonamortizing intangible assets:
Trademarks			570.4			570.2
Gaming rights			807.7			761.2

			1,378.1			1,331.4

Total			$2,039.5			$2,044.5

The aggregate amortization expense for the years ended December 31, 2007, 2006 and 2005 for those assets that continue to be amortized under provisions of SFAS No. 142 was $73.5 million, $70.7 million and $49.9 million, respectively. Estimated annual amortization expense for those assets for the years ending December 31, 2008, 2009, 2010, 2011 and 2012 is $71.9 million, $70.4 million, $63.3 million, $57.7 million and $57.6 million, respectively. The amount of amortization to be recorded in future periods is subject to change as the purchase price allocations are refined and finalized.

Note 6—Stockholders’ Equity

In addition to its common stock, Harrah’s Entertainment had the following classes of stock authorized but unissued as of December 31, 2007:

Preferred stock, $100 par value, 150,000 shares authorized

Special stock, $1.125 par value, 5,000,000 shares authorized—
Series A Special Stock, 4,000,000 shares designated

Under the terms of our equity incentive award programs in place as of December 31, 2007, we had reserved shares of Harrah’s Entertainment common stock for issuance under the Amended and Restated 2004 Equity Incentive Award Plan and the 2001 Broad-based Incentive Plan. (See Note 15 for a description of the plans.) The 2004 Equity Incentive Award Plan was an equity compensation plan approved by our stockholders and the 2001 Broad-based Incentive Plan was an equity compensation plan not approved by our stockholders. As of December 31, 2007, 7,939,543 shares were authorized and unissued under the 2004 Equity Incentive Award Plan and 8,897 shares were authorized and unissued under the 2001 Broad-based Incentive Plan. Incentive award programs in place at December 31, 2007, were terminated in connection with the Merger.

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

In connection with the Merger, the Company was recapitalized with 120,000,020 shares of stock, consisting of: (1) 20 shares of Voting Common Stock, par value $0.01 per share, (2) 80,000,000 shares of Non-Voting Common Stock, par value $0.01 per share, and (3) 40,000,000 shares of Preferred Stock, par value $0.01 per share, 20,000,000 of which have been designated as Non-Voting Perpetual Preferred Stock.

The table below presents quarterly cash dividends per common share that were declared and paid in 2007, 2006 and 2005:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007	$0.40	$0.40	$0.40	$0.40
2006	0.3625	0.3625	0.40	0.40
2005	0.33	0.33	0.3625	0.3625

Note 7—Detail of Certain Balance Sheet Accounts

Accrued expenses consisted of the following as of December 31:

(In millions)	2007	2006
Payroll and other compensation	$309.3	$312.3
Insurance claims and reserves	210.5	193.8
Accrued interest payable	107.8	145.3
Accrued taxes	139.1	128.8
Other accruals	584.5	544.6

	$1,351.2	$1,324.8

Note 8—Debt

Long-term debt consisted of the following as of December 31:

(In millions)	2007	2006
Credit facilities
5.825%–7.25% at December 31, 2006, maturities to 2011	$5,768.1	$4,307.0
Secured Debt
6.0%, maturity 2010	25.0	25.0
7.1%, maturity 2028	87.7	89.3
LIBOR plus 1%–2.75%, maturity 2011	—	67.0
S. African prime less 1.5%, maturity 2009	10.5	11.4
4.25%–10.125%, maturities to 2035	4.4	6.8
Unsecured Senior Notes
7.125%, maturity 2007	—	497.8
Floating Rate Notes, maturity 2008	250.0	250.0
7.5%, maturity 2009*	136.2	136.2
7.5%, maturity 2009	442.4	452.4
5.5%, maturity 2010	747.1	746.0
8.0%, maturity 2011	71.7	71.7
5.375%, maturity 2013	497.7	497.4
7.0%, maturity 2013*	324.4	328.4
5.625%, maturity 2015	996.3	995.9
6.5%, maturity 2016	744.3	743.8
5.75%, maturity 2017	745.8	745.5
Floating Rate Contingent Convertible Senior Notes, maturity 2024*	370.6	367.8
Unsecured Senior Subordinated Notes
9.375%, maturity 2007*	—	499.2
8.875%, maturity 2008*	409.6	423.3
7.875%, maturity 2010*	394.9	403.4
8.125%, maturity 2011*	380.3	388.2
Other Unsecured Borrowings
LIBOR plus 4.5%, maturity 2010	29.1	33.9
Other, various maturities	1.6	1.6
Capitalized Lease Obligations
5.77%–11.5%, maturities to 2011	2.7	0.9

	12,440.4	12,089.9
Current portion of long-term debt	(10.8)	(451.2)

	$12,429.6	$11,638.7

*	Assumed in our acquisition of Caesars

We recorded the debt assumed in the Caesars acquisition at its market value, and the premium recorded is being amortized as a credit to interest expense using the effective interest method. The debt was assumed by Harrah’s Operating Company, Inc. (“Harrah’s Operating” or “HOC”), a wholly-owned subsidiary of Harrah’s Entertainment, and is guaranteed by Harrah’s Entertainment.

$400 million, face amount, of our 8.875% Senior Subordinated Notes due in September 2008, and $250 million, face amount, of our Floating Rate Senior Notes due in February 2008, are classified as long-term in our Consolidated Balance Sheet as of December 31, 2007, because the Company has both the intent and the ability to refinance that portion of these notes.

As of December 31, 2007, aggregate annual principal maturities for the four years subsequent to 2008 were: 2009, $954.5 million; 2010, $2.3 billion; 2011, $5.0 billion; and 2012, $2.4 million.

DEBT FOLLOWING THE JANUARY 28, 2008, ACQUISITION AND FINANCING (Unaudited)

In connection with the Merger, $7.7 billion, face amount, of our debt was retired, $4.6 billion, face amount of our debt was retained and $20.5 billion, face amount, of new debt was issued, resulting in a very different debt structure from the one in place at December 31, 2007. The remainder of our discussion related to debt will refer to the debt structure after the Merger.

Following the Merger, long-term debt consisted of the following:

(In millions)	HOC and Subsidiaries	Other Subsidiaries of Harrah’s Entertainment	Total Harrah’s Entertainment, Inc.
Credit facilities
Term loans, 6.244% at January 28, 2008, maturities to 2015	$7,250.0		$7,250.0
Subsidiary guaranteed debt
10.75% Senior Notes due 2016, including senior interim loans of $342.6, 9.25% at January 28, 2008	5,275.0		5,275.0
10.75%/11.5% Senior PIK Toggle Notes due 2018, including senior interim loans of $97.4, 9.25% at January 28, 2008	1,500.0		1,500.0
Unsecured Senior Notes
7.5%, maturity 2009	0.9		0.9
7.5%, maturity 2009	5.0		5.0
5.5%, maturity 2010	669.1		669.1
8.0%, maturity 2011	62.7		62.7
5.375%, maturity 2013	342.3		342.3
7.0%, maturity 2013	0.7		0.7
5.625%, maturity 2015	640.6		640.6
6.5%, maturity 2016	486.0		486.0
5.75%, maturity 2017	443.0		443.0
Floating Rate Contingent Convertible Senior Notes, maturity 2024*	0.2		0.2
Unsecured Senior Subordinated Notes
8.875%, maturity 2008	5.9		5.9
7.875%, maturity 2010	349.5		349.5
8.125%, maturity 2011	307.4		307.4
Other Secured Borrowings
CMBS financing, 6.244% at January 28, 2008, maturity 2013		$6,500.0	6,500.0
S. Africa, prime less 1.5%, maturity 2009		10.3	10.3
6.0%, maturity 2010	25.0		25.0
4.25%–10.125%, maturities to 2035	3.8		3.8
Other Unsecured Borrowings
LIBOR plus 4.5%, maturity 2010	29.1		29.1
Other, various maturities	1.6		1.6
Capitalized Lease Obligations
5.77%–10.0%, maturities to 2011	2.5		2.5

	17,400.3	6,510.3	23,910.6
Current portion of long-term debt	(71.4)	(1.5)	(72.9)

	$17,328.9	$6,508.8	$23,837.7

As of January 28, 2008, aggregate annual principal maturities for the four years subsequent to 2008 were: 2009, $96.8 million; 2010, $1.2 billion; 2011, $0.5 billion; and 2012, $0.2 billion.

In connection with the Merger, the following debt was retired on or about January 28, 2008:

Debt Extinguished	Face Value
(in millions)
Credit Facilities due 2011	$5,795.8
7. 5% Senior Notes due 2009	131.2
8.875% Senior Subordinated Notes due 2008	394.3
7. 5% Senior Notes due 2009	424.2
7. 0% Senior Notes due 2013	299.4
Floating Rate Notes due 2008	250.0
Floating Rate Contingent Convertible Senior Notes due 2024	374.7

In connection with the Merger, the following debt was issued on or about January 28, 2008:

Debt Issued	Face Value
(in millions)
Term loan facility, maturity 2015	$7,250.0
10.75% Senior Notes due 2016(a)	5,275.0
10.75%/11.5% Senior PIK toggle debt due 2018(b)	1,500.0
CMBS financing	6,500.0

(a)	includes senior unsecured cash pay interim loans of $342.6 million
(b)	includes senior unsecured PIK toggle interim loans of $97.4 million

New Senior Secured Credit Facility

Overview. HOC’s new senior secured credit facilities provide for senior secured financing of up to $9.25 billion, consisting of senior secured term loan facilities in an aggregate principal amount of up to $7.25 billion with a maturity of seven years, and a senior secured revolving credit facility in an aggregate principal amount of $2.0 billion with a maturity of six years, including both a letter of credit sub-facility and a swingline loan sub-facility. None of the $2.0 billion credit facility was drawn at the closing of the Merger; however, approximately $188.1 million in letters of credit were outstanding under this facility at closing.

In addition, HOC may request one or more incremental term loan facilities and/or increase commitments under our revolving facility in an aggregate amount of up to $1.75 billion, subject to certain conditions and receipt of commitments by existing or additional financial institutions or institutional lenders.

All borrowings under the senior secured revolving credit facility are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties, and the requirement that such borrowing does not reduce the amount of obligations otherwise permitted to be secured under our new senior secured credit facilities without ratably securing the retained notes.

Proceeds from the term loan drawn on the closing date were used to repay extinguished debt in the table above, pay expenses related to the Merger and contribute equity to the Company. Proceeds of the revolving loan draws, swingline and letters of credit will be used for working capital and general corporate purposes.

Interest Rates and Fees. Borrowings under the senior secured facilities will bear interest at a rate equal to the then-current LIBOR rate or at a rate equal to the alternate base, in each case, plus an applicable margin.

In addition, on a quarterly basis, HOC is required to pay each lender a commitment fee in respect of any unused commitments under the revolving credit facility and a letter of credit fee in respect of the aggregate face amount of outstanding letters of credit under the revolving credit facility.

Amortization. HOC’s new senior secured credit facilities require scheduled quarterly payments on the term loans of $18.125 million each for six years and three quarters, with the balance paid at maturity.

Collateral and Guarantors. HOC’s new senior secured credit facilities are guaranteed by Harrah’s Entertainment, and are secured by a pledge of HOC’s capital stock, and by substantially all of the existing and future property and assets of HOC and its material, wholly-owned domestic subsidiaries, including a pledge of the capital stock of HOC’s material, wholly-owned domestic subsidiaries and 65% of the capital stock of the first-tier foreign subsidiaries in each case subject to exceptions.

Restrictive Covenants and Other Matters. HOC’s new senior credit facilities require, after an initial grace period, compliance on a quarterly basis with a maximum net senior secured first lien debt leverage test. In addition, the new senior secured credit facilities include negative covenants, subject to certain exceptions, restricting or limiting HOC’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur additional debt; (ii) create liens on certain assets; (iii) enter into sale and lease-back transactions (iv) make certain investments, loans and advances; (v) consolidate, merge, sell or otherwise dispose of all or any part of its assets or to puchase, lease or otherwise acquire all or any substantial part of assets of any other person; (vi) pay dividends or make distributions or make other restricted payments; (vii) enter into certain transactions with its affiliates; (viii) engage in any business other than the business activity conducted at the closing date of the loan or business activities incidental or related thereto; (ix) amend or modify the articles or certificate of incorporation, by-laws and certain agreements or make certain payments or modifications of indebtedness; and (x) designate or permit the designation of any indebtedness as “Designated Senior Debt”.

Harrah’s Entertainment will not be bound by any financial or negative covenants contained in HOC’s credit agreement, other than with respect to the incurrence of liens on and the pledge of its stock of HOC.

HOC’s new senior secured credit facilities also contain certain customary affirmative covenants and events of default.

10.75% Senior Notes, 10.75%/11.5% Senior PIK Toggle Notes and Senior Interim Loans

On January 28, 2008, HOC entered into a Senior Interim Loan Agreement for $6.775 billion, consisting of $5.275 billion Senior Interim Cash Pay Loans and $1.5 billion Interim Toggle Loans. On February 1, 2008, $4,932.4 billion of the Senior Interim Cash Pay Loans and $1,402.6 billion of the Interim Toggle Loans were repaid, and $4,932.4 billion of 10.75% Senior Notes due 2016 and $1,402.6 billion of 10.75%/11.5% Senior Toggle Notes due 2018 were issued.

The indenture governing the 10.75% Senior Notes, 10.75%/11.5% Senior Toggle Notes and the agreements governing the other cash pay debt and PIK toggle debt will limit HOC’s (and most of its subsidiaries’) ability to among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends or make distributions in respect of our capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) with respect to HOC only, engage in any business or own any material asset other than all of the equity interest of HOC so long as certain investors hold a majority of the notes; (vi) create or permit to exist dividend and/or payment restrictions affecting its restricted subsidiaries; (vii) create liens on certain assets to secure debt; (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; (ix) enter into certain transactions with its affiliates; and (x) designate its subsidiaries as unrestricted subsidiaries. Subject to certain exceptions, the indenture governing the notes and the agreements governing the other cash pay debt and PIK toggle debt will permit us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness.

Commercial Mortgaged-Backed Securities (“CMBS”) Financing

In connection with the Merger, eight of our properties and their related operating assets were spun off from HOC to Harrah’s Entertainment through a series of distributions, liquidations, transfers and contributions. The eight properties, as of the closing, are Harrah’s Las Vegas, Rio, Flamingo Las Vegas, Harrah’s Atlantic City, Showboat Atlantic City, Harrah’s Lake Tahoe, Harveys Lake Tahoe and Bill’s Lake Tahoe. Subsequent to the closing of the Merger and subject to regulatory approvals, Paris Las Vegas and Harrah’s Laughlin and their related operating assets will be spun off from HOC and its subsidiaries to Harrah’s Entertainment, and Harrah’s Lake Tahoe, Harveys Lake Tahoe, Bill’s Lake Tahoe and Showboat Atlantic City and their related operating assets will be transferred to subsidiaries of HOC from Harrah’s Entertainment. The properties to be spun off from HOC and owned by Harrah’s Entertainment, whether at closing or after the subsequent transfer, will collectively be referred to as the “CMBS properties.” At closing, the CMBS properties borrowed $6.5 billion of mortgage loans and/or related mezzanine financing and/or real estate term loans (the “CMBS Financing”). The CMBS Financing is secured by the assets of the CMBS properties and certain aspects of the financing is guaranteed by Harrah’s Entertainment.

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

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of December 31, 2007, we had seven variable-to-fixed interest rate swap agreements for a total notional amount of $1.5 billion. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreement will have a corresponding effect on future cash flows. The major terms of the interest rate swaps are as follows:

Effective Date	Notional Amount	Fixed Rate Paid	Variable Rate Received as of Dec. 31, 2007	Next Reset Date	Maturity Date
	(In millions)
April 25, 2007	$200	4.898%	5.08375%	April 25, 2008	April 25, 2011
April 25, 2007	200	4.896%	5.08375%	April 25, 2008	April 25, 2011
April 25, 2007	200	4.925%	5.08375%	April 25, 2008	April 25, 2011
April 25, 2007	200	4.917%	5.08375%	April 25, 2008	April 25, 2011
April 25, 2007	200	4.907%	5.08375%	April 25, 2008	April 25, 2011
September 26, 2007	250	4.809%	5.08375%	April 25, 2008	April 25, 2011
September 26, 2007	250	4.775%	5.08375%	April 25, 2008	April 25, 2011

Our interest rate swap agreements are not designated as hedging instruments; therefore, gains or losses resulting from changes in the fair value of the swaps are recognized in earnings in the period of the change. Interest rate swaps increased our 2007 and 2006 interest expense by $44.0 million and $7.2 million, respectively. The income statement impact for 2006 includes a charge to terminate $300 million of interest rate swaps.

In addition to the swaps in place at December 31, 2007, in January 2008, at or about the date of the Merger, we entered into the following forward interest rate swap agreements:

(Unaudited)

Effective Date	Notional Amount	Fixed Rate Paid	Variable Rate Received	Next Reset Date	Maturity Date
	(In millions)
April 25, 2008	$1,000	4.172%	3 month LIBOR	April 25, 2008	April 25, 2013
April 25, 2008	2,000	4.276%	3 month LIBOR	April 25, 2008	April 25, 2013
April 25, 2008	2,000	4.263%	3 month LIBOR	April 25, 2008	April 25, 2013

Additionally, on January 28, 2008, we entered into an interest rate cap agreement to partially hedge the risk of future increases in the variable rate of the CMBS debt. The interest rate cap agreement, which was effective January 28, 2008, and terminates February 13, 2013, is for a notional amount of $6.5 billion at a LIBOR cap rate of 4.5%.

FAIR MARKET VALUE

Based on the borrowing rates available as of December 31, 2007, for debt with similar terms and maturities and market quotes of our publicly traded debt, the fair value of our long-term debt at December 31 was as follows:

(In millions)	2007		2006
	Carrying Value	Market Value	Carrying Value	Market Value
Outstanding debt	$12,440.4	$11,723.1	$12,089.9	$11,876.4
Interest rate swaps (used for hedging purposes)	45.9	45.9	2.0	2.0

Note 9—Leases

We lease both real estate and equipment used in our operations and classify those leases as either operating or capital leases following the provisions of SFAS No. 13, “Accounting for Leases.” At December 31, 2007, the remaining lives of our operating leases ranged from one to 85 years, with various automatic extensions totaling up to 86 years.

Rental expense associated with operating leases for continuing operations is charged to expense in the year incurred and was included in the Consolidated Statements of Income as follows:

(In millions)	2007	2006	2005
Noncancelable
Minimum	$88.9	$70.0	$57.1
Contingent	5.2	3.0	3.5
Sublease	(1.2)	(0.2)	(0.2)
Other	33.9	35.7	26.9

	$126.8	$108.5	$87.3

Our future minimum rental commitments as of December 31, 2007, were as follows:

(In millions)	Noncancelable Operating Leases
2008	$95.4
2009	76.7
2010	69.9
2011	67.4
2012	64.4
Thereafter	2,073.5

Total minimum lease payments	$2,447.3

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

Note 10—Write-downs, Reserves and Recoveries

Our operating results include various pretax charges to record asset impairments, contingent liability reserves, project write-offs, demolition costs, recoveries of previously recorded reserves and other non-routine transactions. The components of Write-downs, reserves and recoveries for continuing operations were as follows:

(In millions)	2007	2006	2005
Impairment of goodwill and other intangible assets	$169.6	$20.7	$138.6
Litigation awards and settlements	8.5	32.5	2.6
Corporate efficiencies project	21.5	5.2	—
Write-off of abandoned assets	21.0	0.2	0.8
Demolition costs	7.3	11.4	6.0
Other	12.1	(0.1)	12.2
Insurance proceeds in excess of deferred costs	(130.3)	(10.2)	—
Impairment of investment securities	—	23.6	—
Hurricane expense	—	—	24.5
Contribution to The Harrah’s Foundation	—	—	10.0

	$109.7	$83.3	$194.7

See Note 5 for a discussion of the charges for impairment of goodwill and other intangible assets.

Litigation awards and settlements for 2006 represent an accrual for damages awarded.

Impairment to investment securities resulted from an assessment of certain bonds classified as held-to-maturity and the determination that they were highly uncollectible.

We began a project in September 2006 to identify efficiencies and cost savings in our corporate organization. This project continued through 2007.

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

Note 11—Income Taxes

Our federal and state income tax provision/(benefit) allocable to our Consolidated Statements of Income and our Consolidated Balance Sheets line items was as follows:

(In millions)	2007	2006	2005
Income from continuing operations before income taxes and minority interests	$350.1	$295.6	$225.9
Discontinued operations	53.2	4.5	96.5
Stockholders’ equity
Unrealized gain/(loss) on available-for-sale securities	—	—	—
Unrealized gain/(loss) on derivatives qualifying as cash flow hedges	0.3	0.3	(3.2)
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(47.7)	(23.0)	(29.9)

	$355.9	$277.4	$289.3

Income tax expense attributable to Income from continuing operations before income taxes and minority interests consisted of the following:

(In millions)	2007	2006	2005
United States
Current
Federal	$341.2	$245.0	$189.3
State	24.9	28.9	33.7
Deferred	7.1	13.7	(0.7)
Other countries
Current	11.0	7.2	6.4
Deferred	(34.1)	0.8	(2.8)

	$350.1	$295.6	$225.9

The differences between the statutory federal income tax rate and the effective tax rate expressed as a percentage of Income from continuing operations before income taxes and minority interests were as follows:

	2007	2006	2005
Statutory tax rate	35.0%	35.0%	35.0%
Increases/(decreases) in tax resulting from:
State taxes, net of federal tax benefit	1.3	2.1	3.6
Foreign income taxes, net of credit	3.1	0.6	0.5
Goodwill amortization	—	—	6.2
Tax credits	(0.5)	(0.7)	(2.1)
Political contributions/lobbying expenses	0.1	1.0	0.3
Officers’ life insurance/insurance proceeds	(0.5)	(0.6)	(0.6)
Merger and acquisition costs	0.5	0.4	—
Meals and entertainment	0.1	0.1	0.1
Minority interests in partnership earnings	(0.6)	(0.6)	(0.8)
Income tax reserve	0.4	(1.5)	—
Other	0.3	(0.4)	(1.4)

Effective tax rate	39.2%	35.4%	40.8%

The components of our net deferred tax balance included in our Consolidated Balance Sheets at December 31 were as follows:

(In millions)	2007	2006
Deferred tax assets
Compensation programs	$169.6	$159.2
Bad debt reserve	61.2	59.8
Self-insurance reserves	38.5	40.0
Deferred income	0.2	1.0
Debt costs	8.1	13.6
Foreign tax credit	24.3	27.6
Valuation allowance on foreign tax credit	(18.9)	(23.0)
State and foreign net operating losses	131.1	74.0
Other	152.2	73.7
Valuation allowance on net operating losses and other deferred foreign and state tax assets	(148.7)	(79.3)

	417.6	346.6

Deferred tax liabilities
Property	(1,522.6)	(1,502.2)
Management and other contracts	(26.3)	(29.8)
Intangibles	(464.4)	(495.5)
Investments in nonconsolidated affiliates	(40.9)	(30.0)
Undistributed foreign earnings	(4.7)	(4.8)
Project opening costs and prepaid expenses	(138.3)	(37.6)

	(2,197.2)	(2,099.9)

Net deferred tax liability	$(1,779.6)	$(1,753.3)

We anticipate that state net operating losses (“NOLs”) valued at $0.9 million (subject to a full valuation allowance) will expire in 2008. The remaining state NOLs valued at $93.6 million (subject to a full valuation allowance) will expire between 2009 and 2022. Foreign NOLs valued at $36.6 million (subject to a full valuation allowance) have an indefinite carryforward period. In the event the valuation allowance of $148.7 million for 2007 is ultimately unnecessary, $65.2 million of this total would be treated as a reduction to goodwill while the remaining $83.5 million would reduce tax expense. Included in deferred tax expense above is the utilization of state NOLs in the amount of $1.7 million.

As discussed in Note 1, we adopted the provisions of FIN 48, on January 1, 2007. As a result of the implementation of FIN 48, we recognized an approximate $12 million reduction to the January 1, 2007, balance of retained earnings. A reconciliation of the beginning and ending amounts of unrecognized tax benefits are as follows.

(in millions)
Balance at January 1, 2007	$183
Additions based on tax positions related to the current year	11
Additions for tax positions of prior years	12
Reductions for tax positions for prior years	(27)
Settlements	(37)
Expiration of statutes	—

Balance at December 31, 2007	$142

We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. We accrued approximately $9 million during 2007; additionally, we had approximately $40 million and $38 million for the payment of interest and penalties accrued at January 1, 2007, and December 31, 2007, respectively. Included in the balance of unrecognized tax benefits at January 1, 2007, and December 31, 2007, are $48 million and $49 million, respectively, of unrecognized tax benefits that, if recognized, would impact the effective tax rate. As a result of the expected resolution of examination issues with both federal and state tax authorities, the lapsing of various state statutes, and the remittance of tax payments, we believe it is reasonably possible that the amount unrecognized tax benefits will decrease during 2008 between $30 million and $80 million. Included in this range are expected adjustments from the IRS to increase income tax for prior years as well as the recognition of previously unrecognized tax benefits attributable to various federal audit issues.

We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. As a large taxpayer, we are under continual audit by the Internal Revenue Service (“IRS”) on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next twelve months. We are participating in the IRS’s Compliance Assurance Program for the 2007 tax year. This program accelerates the examination of key transactions with the goal of resolving any issues before the tax return is filed. Our 2004, 2005, and 2006 federal income tax returns are currently being examined by the IRS in a traditional audit process.

We also are subject to exam by various state and foreign tax authorities, although tax years prior to 2004 are generally closed as the statutes of limitations have lapsed. However, various subsidiaries are still being examined by the New Jersey Division of Taxation for tax years as far back as 1999.

Note 12—Supplemental Cash Flow Information

The change in Cash and cash equivalents due to the changes in long-term and working capital accounts was as follows:

(In millions)	2007	2006	2005
Long-term accounts
Deferred costs and other	$(30.4)	$(28.1)	$(26.9)
Deferred credits and other	(14.7)	(7.3)	(53.6)

Net change in long-term accounts	$(45.1)	$(35.4)	$(80.5)

Working capital accounts
Receivables	$(145.7)	$(119.0)	$(77.3)
Inventories	(6.8)	(0.8)	3.8
Prepayments and other	1.6	7.5	(10.8)
Accounts payable	(25.0)	78.3	56.8
Accrued expenses	4.6	20.4	(169.2)

Net change in working capital accounts	$(171.3)	$(13.6)	$(196.7)

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR INTEREST AND TAXES. The following table reconciles our Interest expense, net of interest capitalized, as reported in the Consolidated Statements of Income, to cash paid for interest.

(In millions)	2007	2006	2005
Interest expense, net of interest capitalized	$800.8	$670.5	$479.6
Adjustments to reconcile to cash paid for interest:
Net change in accruals	43.3	(4.2)	(94.1)
Amortization of deferred finance charges	(10.1)	(8.4)	(9.6)
Net amortization of discounts and premiums	40.2	71.0	43.2
Amortization of other comprehensive income	(0.9)	—	—
Change in fair value of interest rate swaps	(45.9)	—	—

Cash paid for interest, net of amount capitalized	$827.4	$728.9	$419.1

Cash payments for income taxes, net of refunds	$372.6	$238.8	$585.7

Note 13—Commitments and Contingencies

CONTRACTUAL COMMITMENTS. We continue to pursue additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties, guarantees by Harrah’s Entertainment of third-party debt and development completion guarantees.

As of December 31, 2007, we had guaranteed debt incurred by the Rincon San Luiseno Band of Mission Native Americans in California, to fund development of the casino on the tribe’s land. The outstanding balance of that debt as of December 31, 2007, was $164.4 million. In January 2008, the Rincon tribe secured new financing to replace that debt, and we do not guarantee the new debt.

In February 2007, we entered into an agreement with the State of Louisiana whereby we extended our guarantee of an annual payment obligation of JCC, our wholly-owned subsidiary, of $60 million owed to the State of Louisiana. The guarantee was extended for one year to March 31, 2010.

The agreements under which we manage casinos on Indian lands contain provisions required by law which provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled payments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations of the Indian-owned properties to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. As of December 31, 2007, the aggregate monthly commitment for the minimum guaranteed payments pursuant to these contracts, which extend for periods of up to 71 months from December 31, 2007, is $1.2 million. The maximum exposure for the minimum guaranteed payments to the tribes is unlikely to exceed $55.3 million as of December 31, 2007.

In addition to the guarantees discussed above, as of December 31, 2007, we had commitments and contingencies of $1,846.4 million, consisting primarily of construction-related commitments.

SEVERANCE AGREEMENTS. As of December 31, 2007, the Company has severance agreements with 26 of its senior executives, which provide for payments to the executives in the event of their termination after a change in control, as defined. These agreements provide, among other things, for a compensation payment of 1.5 to 3.0 times the executive’s average annual compensation, as defined, as well as for accelerated payment or accelerated vesting of any compensation or awards payable to the executive under any of Harrah’s Entertainment’s incentive plans. The estimated amount, computed as of December 31, 2007, that would be payable under the agreements to these executives based on the compensation payments and stock awards aggregated approximately $249.7 million. The estimated amount that would be payable to these executives does not include an estimate for the tax gross-up payment, provided for in the agreements, that would be payable to the executive if the executive becomes entitled to severance payments which are subject to a federal excise tax imposed on the executive. The Merger met the definition of change in control under the severance agreements.

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

In April 2000, the Saint Regis Mohawk Tribe (the “Tribe”) granted Caesars the exclusive rights to develop a casino project in the State of New York. On April 26, 2000, certain individual members of the Tribe purported to commence a class action proceeding in a “Tribal Court” in Hogansburg, New York, against Caesars seeking to nullify Caesars’ agreement with the Tribe. On March 20, 2001, the “Tribal Court” purported to render a default judgment against Caesars in the amount of $1,787 million. Prior to our acquisition of Caesars in June 2005, it was believed that this matter was settled pending execution of final documents and mutual releases. Although fully executed settlement documents were never provided, on March 31, 2003, the United States District Court for the Northern District of New York dismissed litigation concerning the validity of the judgment, without prejudice, while retaining jurisdiction to reopen that litigation, if, within three months thereof, the settlement had not been completed. On June 22, 2007, a lawsuit was filed in the United States District Court for the Northern District of New York against us by certain trustees of the Catskill Litigation Trust alleging the Catskill Litigation Trust had been assigned the “Tribal Court” judgment and seeks to enforce it, with interest. According to a “Tribal Court” order, accrued interest through July 9, 2007, was approximately $1,014 million. We filed a motion to dismiss the case which was denied the first week of December 2007 on procedural grounds. In the Court’s ruling, we were granted leave to renew our request for relief as a summary judgment motion, seeking the same relief (dismissal of the case), but employing a different procedural rule following limited discovery on the issues raised in the motion. Such limited discovery is now proceeding. We believe this matter to be without merit and will vigorously contest any attempt to enforce the judgment.

Additionally, we are subject to the following litigation matters that relate to the pending sale of the Company.

Delaware Lawsuits

On October 5, 2006, Henoch Kaiman and Joseph Weiss filed a purported class action complaint in the Delaware Court of Chancery, Civil Action No. 2453-N, against Harrah’s, its board of directors and the Sponsors, challenging the proposed transaction as inadequate and unfair to Harrah’s public stockholders. Two similar putative class actions were subsequently filed in the Delaware Court of Chancery: Phillips v. Loveman, et al., Civil Action No. 2456-N; and Momentum Partners v. Atwood, et al., Civil Action No. 2455-N. On October 19, 2006, the Delaware Court of Chancery consolidated the three Delaware cases under the heading In Re Harrah’s Entertainment, Inc. Shareholder Litigation.

On December 22, 2006, Delaware plaintiffs’ counsel filed an amended and consolidated class action complaint against Harrah’s, its directors, the Sponsors, and added as defendants Apollo Management V, L.P., Hamlet Holdings and Merger Sub. The consolidated complaint alleges that Harrah’s board of directors breached their fiduciary duties and that the Sponsors aided and abetted the alleged breaches of fiduciary duty in entering into the merger agreement. The consolidated complaint seeks, among other relief, class certification of the lawsuit, an injunction against the proposed transaction, compensatory and/or rescissory damages to the class, and an award of attorneys’ fees and expenses to plaintiffs. On February 14, 2007, defendants began to produce documents in response to plaintiff’s initial discovery request. See “Settlement Procedures” below for an update.

Initial Nevada Lawsuits

On October 3, 2006, Natalie Gordon filed a putative class action lawsuit in the state district court in Clark County, Nevada, Case No. A529183, against Harrah’s, its board of directors and the Sponsors, challenging the proposed transaction as inadequate and unfair to Harrah’s public stockholders.

Eight similar putative class actions were subsequently filed in the Clark County district court: Phillips v. Harrah’s Entertainment, Inc., et al., Case No. A529184; Murphy v. Harrah’s Entertainment, Inc., et al., Case No. A529246; Shapiro v. Alexander, et al., Case No. A529247; Barnum v. Alexander, et al., Case No. A529277; Iron Workers Tennessee Valley Pension Fund v. Harrah’s Entertainment, Inc., et al., Case No. A529449; Staehr v. Harrah’s Entertainment, Inc., et al., Case No. A529385; Berliner v. Harrah’s Entertainment, Inc., et al., Case No. A529508; and Frechter v. Harrah’s Entertainment, Inc., et al., Case No. A529680. All of the complaints name Harrah’s and its current directors as defendants. Four of the complaints also name the Sponsors as defendants. One complaint further names two former directors of Harrah’s, Joe M. Henson and William Barron Hilton, as defendants. On October 6, 2006, the Clark County district court consolidated these complaints under the heading In Re Harrah’s Shareholder Litigation and appointed liaison counsel for the consolidated action.

On October 17, 2006, a consolidated class action complaint was filed naming Harrah’s, Entertainment, its current board of directors and the Sponsors as defendants. The consolidated complaint alleges that Harrah’s Entertainment’s board of directors breached their fiduciary duties and the Sponsors aided and abetted the alleged breaches of fiduciary duty in connection with the proposed transaction. The consolidated complaint seeks, among other relief, class certification of the lawsuit, an injunction against the proposed transaction, declaratory relief, compensatory and/or rescissory damages to the class, and an award of attorneys’ fees and expenses to plaintiffs.

On October 25, 2006, Harrah’s removed the consolidated action to the United States District Court for the District of Nevada as In Re Harrah’s Shareholder Litigation, Case 2:06-CV-01356, pursuant to the Securities Litigation Uniform Standards Act (“SLUSA”). On November 27, 2006, plaintiffs Gordon, Phillips, Murphy, Shapiro and Barnum filed a motion for remand. Also on that date, plaintiff Iron Workers Tennessee Valley Pension Fund filed a separate motion for remand. On December 5, 2006, plaintiff Frechter joined Iron Workers’ motion for remand. On January 5, 2007, the plaintiff in Iron Workers filed notice of its intention to voluntarily dismiss its action. On that same date, plaintiffs Gordon, Phillips, Murphy, Shapiro and Barnum filed a notice of withdrawal of their motion for remand. The court approved these notices on January 9, 2007. On January 23, 2007, defendants moved to dismiss the remaining actions pursuant to SLUSA. On February 5, 2007, plaintiffs Gordon, Phillips, Murphy, Shapiro and Barnum filed a First Amended Consolidated Class Action Complaint, adding a claim that the December 2006 14A filings by Harrah’s with the SEC in connection with the merger were false and misleading. Accordingly, eight consolidated cases currently remain in the United States District Court for the District of Nevada. On February 12, 2007, the court denied the Frechter motion for remand under the SLUSA. On February 23, 2007, the defendants filed a reply brief renewing their request that the court dismiss the actions in their entirety. See “Settlement Procedures” below for an update.

Subsequent Nevada Lawsuits

On November 22, 2006, two putative class action lawsuits were filed in the state district court in Clark County, Nevada against Harrah’s and its board of directors: Eisenstein v. Harrah’s Entertainment, Inc., et al., Case No. A531963; and NECA-IBEW Pension Fund v. Harrah’s Entertainment, Inc., et al., Case No. A531965. Both complaints allege that Harrah’s board of directors breached their fiduciary duties in connection with the proposed transaction. The complaints seek, among other things, declaratory and injunctive relief; neither of them seeks damages.

On January 3, 2007, plaintiffs in both actions filed a joint Motion to Designate Litigation as Complex, Consolidate Cases, and for Appointment of Lead Counsel. A hearing on plaintiffs’ motion, which had been scheduled for January 30, 2007, was vacated pursuant to a stipulation between the parties, dated January 25, 2007.

On January 26, 2007, in accordance with the parties’ January 25, 2007 stipulation, the Clark County district court ordered the consolidation of the Eisenstein and NECA-IBEW Pension Fund complaints and appointed lead and liaison counsel. See “Settlement Procedures” below for an update.

Settlement Procedures

On March 8, 2007, Harrah’s, its board of directors, and the other named defendants in the Delaware and Nevada Lawsuits above entered into a memorandum of understanding with plaintiffs’ counsel in those lawsuits. Under the terms of the memorandum, Harrah’s, its board of directors, the other named defendants, and the plaintiffs have agreed in principle that the Initial Nevada Lawsuits and the Delaware Lawsuit will be dismissed without prejudice and, subject to court approval, the Subsequent Nevada Lawsuits would be dismissed with prejudice. The parties subsequently entered into a stipulation of settlement (“Stipulation”) incorporating the terms of the memorandum of understanding.

Harrah’s, its board of directors, and the other defendants deny all of the allegations in the lawsuits. Nevertheless, the defendants agreed in principle to settle the purported class action litigations in order to avoid costly litigation and mitigate the risk that the litigation may have caused a delay to the closing of the Merger. Pursuant to the terms of the Stipulation, Harrah’s has agreed to provide certain additional information to stockholders that was included in its definitive proxy statement dated March 8, 2007. In addition, Harrah’s or its successor has agreed to pay the legal fees and expenses of plaintiffs’ counsel, up to a certain limit and subject to approval by the court. Class members have the right to opt out of the proposed settlement; however, Defendants have the right to terminate the proposed settlement if the holders of more than a designated amount of shares elect to opt out. The entry of a final judgment and the grant of a release against Harrah’s, its board of directors and the other named defendants will not affect the rights of any stockholders who timely and validly request exclusion from the settlement class pursuant to applicable law.

On February 4, 2008, the Stipulation was submitted to a district court in Nevada, where it was approved and an order was entered for notice and a hearing in this matter. Per the court’s order, a settlement hearing is to be held on April 21, 2008.

Additional details of the settlement in principle are set forth in a separate notice that has been sent to stockholders of the Company prior to a court hearing to consider the settlement, including any award of attorneys’ fees. Class members have the right to opt out of the proposed settlement, including any award of attorneys’ fees.

In addition, the Company is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any pending litigation to have a material adverse effect on our consolidated financial position or results of operations.

Note 15—Employee Benefit Plans

We have established a number of employee benefit programs for purposes of attracting, retaining and motivating our employees. The following is a description of the basic components of these programs as of December 31, 2007.

EQUITY INCENTIVE AWARDS. In April 2006, our stockholders approved the Harrah’s Entertainment, Inc. Amended and Restated 2004 Equity Incentive Award Plan (the “2004 Plan”), which, among other things, increased the number of shares of common stock that may be issued by 11.5 million. Under the 2004 Plan, non-qualified stock options, restricted stock, SARs, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards and performance-based awards may be granted to employees or consultants of the Company and members of our Board of Directors. Only non-qualified stock options, SARs and restricted stock were ever issued under the 2004 Plan.

Our employees may also be granted restricted stock or options to purchase shares of common stock under the Harrah’s Entertainment, Inc. 2001 Broad-based Stock Incentive Plan (the “2001 Plan”). Two hundred thousand shares were authorized for issuance under the 2001 Plan, which is an equity compensation plan not approved by stockholders.

In connection with the Merger, all equity awards under these plans (and all of our equity award plans) were terminated and cashed out.

In February 2008, the Board of Directors approved and adopted the Harrah’s Entertainment, Inc. Management Equity Incentive Plan (the “Equity Plan”). The Board of Directors approved the grant of options to purchase 3,218,020 shares of our non-voting common stock in February 2008.

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

As a result of adopting SFAS No. 123(R), we recognized $53.0 million and $52.8 million for stock option and stock appreciation rights expense (“SARs”) in 2007 and 2006, respectively. In 2007, we began allocating a portion of the expense related to stock options and stock appreciation rights to the applicable reporting unit, whereas, in 2006 that expense was included in Corporate expense in our Consolidated Statement of Income. For the year ended December 31, 2007, $10.3 million of the expense is included in Property general, administrative and other, and $42.7 million is included in Corporate expense. The total income tax benefit recognized for 2007 and 2006, was approximately $21.1 million and $20.4 million, respectively.

Stock Options. Prior to the Merger, stock option awards typically vested in equal installments on January 1 following the grant date and on January 1 in each of the two subsequent years and allowed the option holder to purchase stock over specified periods of time, generally seven years from the date of grant, at a fixed price equal to the market value at the date of grant.

In connection with the Merger, on January 28, 2008, outstanding and unexercised stock options, whether vested or unvested, were cancelled and converted into the right to receive a cash payment equal to the product of (a) the number of shares of common stock underlying the options and (b) the excess, if any, of the merger consideration over the exercise price per share of common stock previously subject to such options, less any required withholding taxes.

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is a rate based upon the historical volatility of our stock. The expected term is based upon observation of actual time elapsed between the date of grant and exercise of options for all employees. No stock options were awarded in 2007 or 2006. The assumptions and resulting fair values of options granted in 2005 are as follows:

2005
Expected volatility	32.9%
Expected dividend yield	2.1%
Expected term (in years)	4.8
Risk-free interest rate	3.9%
Weighted average fair value per share of options granted	$23.96

The following table presents our stock options granted, exercised and forfeited/expired during 2007.

	Weighted Avg. Exercise Price	Number of Options Outstanding	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value
	(Per Share)			(in millions)
Balance—January 1, 2006	$53.84	12,925,170
Granted	—	—
Exercised	40.18	(1,651,034)
Forfeited/expired	63.07	(500,074)

Balance—December 31, 2006	55.50	10,774,062	4.31	$598.0
Granted	—	—
Exercised	48.51	(2,602,177)
Forfeited/expired	67.05	(178,857)

Balance—December 31, 2007	57.51	7,993,028	3.54	249.3

Exercisable at December 31, 2007	53.72	5,835,262	3.42	204.2

The total intrinsic value of options exercised was $99.3 million for the year ended December 31, 2007, $58.3 million for the year ended December 31, 2006 and $73.7 million for the year ended December 31, 2005. As of December 31, 2007, there was $12.7 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options, which was recognized first quarter 2008 in connection with the Merger.

Cash received from option exercises was $126.2 million during 2007. The tax benefit realized for the tax deduction from option exercises totaled $34.9 million in 2007. In 2006 and 2005, cash received from option exercises was $66.3 million and $105.4 million, respectively, and the tax benefit realized for the tax deduction from option exercises totaled $20.5 million and $26.1 million, respectively.

Stock Appreciation Rights. Prior to the Merger, SARs typically vested in equal installments on June 30 following the grant date and on June 30 in each of the two subsequent years. SARs allowed the holder to receive a payment, in stock, equal to the excess of the fair market value of a specified number of shares of stock on the date the SARs were exercised over an exercise price per share, which typically is the fair market value on the date the SARs were granted.

In connection with the Merger, on January 28, 2008, outstanding SARs, whether vested or unvested, were cancelled and converted into the right to receive a cash payment equal to the product of (a) the number of shares of common stock underlying the SARs and (b) the excess, if any, of the merger consideration over the exercise price per share of common stock previously subject to such SARs, less any required withholding taxes.

The fair value of SARs at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is a rate based upon the historical volatility of our stock over a time period commensurate with the expected term of the SARs. The expected term is based upon past experience of actual time elapsed between the date of grant and exercise of options for employee groups with similar exercise behaviors. No SARs were awarded prior to first quarter 2006. The assumptions and resulting fair values of SARs granted in 2007 and 2006 are as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006
Expected volatility	25.1%	30.3%
Expected dividend yield	1.9%	2.4%
Expected term (in years)	4.8	5.1
Risk-free interest rate	4.6%	5.0%
Weighted average fair value per share of SARs granted	$21.06	$18.98

The following table presents our SARs granted, exercised and forfeited/expired during 2007 and 2006.

	Weighted Avg. Exercise Price	Number of SARs Outstanding	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value
	(Per Share)			(in millions)
Balance—January 1, 2006		—
Granted	$65.38	3,150,322
Exercised	—	—
Forfeited/expired	66.81	(174,287)

Balance—December 31, 2006	65.29	2,976,035	6.52	$194.3
Granted	85.43	656,606
Exercised	65.82	(212,354)
Forfeited/expired	66.40	(163,105)

Balance—December 31, 2007	69.26	3,257,182	5.74	63.3

Exercisable at December 31, 2007	65.38	764,299	5.53	17.8

SARs were first issued in first quarter 2006, and no SARs were exercised in 2006. The total intrinsic value of SARs exercised in 2007 was $4.6 million. As of December 31, 2007, there was $38.2 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested SARs, which was recognized first quarter 2008 in connection with the Merger.

The tax benefit realized for the tax deduction from SARs exercises totaled $1.6 million in 2007.

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

In connection with the Merger, on January 28, 2008, outstanding restricted shares vested and became free of restrictions, and each holder received $90 in cash for each outstanding share.

As of December 31, 2007, members of the Board of Directors can receive either 50% or 100% of his or her director fees in restricted shares. Shares issued to Board members as director fees cannot be disposed of until at least six months after the date of grant.

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

The following table presents the number and weighted average grant-date fair values of restricted shares granted, vested and forfeited during 2007, including the TARSAP awards and issues to our Board of Directors.

	Grant Date Fair Value	Number of Shares
	(Per Share)
Unvested shares—January 1, 2006	$36.69	983,231
Granted	65.69	764,401
Vested	48.93	(123,852)
Forfeited	68.20	(76,991)

Unvested shares—December 31, 2006	48.47	1,546,789
Granted	85.40	268,625
Vested	41.02	(1,015,302)
Forfeited	66.65	(75,797)

Unvested shares—December 31, 2007	70.71	724,315

For 2007, we recognized $22.9 million of compensation expense related to restricted stock. The total tax benefit recognized for 2007 was $29.9 million. For 2006 and 2005, we recognized $15.1 million and $8.0 million, respectively, of compensation expense related to restricted stock. The total tax benefit recognized for 2006 and 2005 was $3.0 million and $1.7 million, respectively. As of December 31, 2007, there was $36.6 million of unrecognized compensation cost related to unvested restricted stock, which was recognized first quarter 2008 in connection with the Merger.

SAVINGS AND RETIREMENT PLAN. We maintain a defined contribution savings and retirement plan, which, among other things, allows pretax and after-tax contributions to be made by employees to the plan. Under the plan, participating employees may elect to contribute up to 50% of their eligible earnings. The Company fully matches 50% of the first six percent of employees’ contributions. The Merger was a change in control under the savings and retirement plan, and therefore, all unvested Company match as of the Merger became vested. Amounts contributed to the plan are invested, at the participant’s direction, in up to 20 separate funds, including a Harrah’s company stock fund prior to the Merger. Participants become vested in the matching contribution over five years of credited service. Our contribution expense for this plan was $33.1 million, $17.6 million and $15.2 million in 2007, 2006 and 2005, respectively.

Employees of Horseshoe Gaming continued to participate in the Horseshoe Gaming Holding Corp. 401(k) Plan until January 1, 2006, when they became eligible to participate in Harrah’s Entertainment’s plan. Under the Horseshoe Gaming plan, employees could elect to make pretax contributions of up to 50% of their eligible earnings (five percent for certain executives). The Company fully matched the first two percent of employees’ contributions and 50% of the next four percent of the employees’ contributions. Amounts contributed to the plan were invested, at the participant’s direction, in up to 12 separate funds plus, effective January 2005, a Harrah’s company stock fund. Participants become vested in the matching contributions over four years of credited service. Harrah’s Entertainment’s contribution expense for 2005 was $4.0 million.

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

DEFERRED COMPENSATION PLANS. Harrah’s maintains deferred compensation plans, (collectively, “DCP”) and an Executive Supplemental Savings Plan (“ESSP”) under which certain employees may defer a portion of their compensation. Amounts deposited into these plans are unsecured liabilities of the Company. Amounts deposited into DCP earn interest at rates approved by the Human Resources Committee of the Board of Directors. The ESSP is a variable investment plan, which allows employees to direct their investments by choosing from several investment alternatives. In connection with the Caesars acquisition, we assumed the outstanding liability for Caesars’ deferred compensation plan; however, the balance was frozen and former Caesars employees may no longer contribute to that plan. The total liability included in Deferred credits and other for these plans at December 31, 2007 and 2006 was $213.3 million and $208.6 million, respectively. In connection with the administration of one of these plans, we have purchased company-owned life insurance policies insuring the lives of certain directors, officers and key employees.

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

The Merger was a change in control under our deferred compensation plans, and therefore, all unvested Company match as of the Merger became vested. The change in control also requires that the trust and escrow funds related to our deferred compensation plans be fully funded.

MULTI-EMPLOYER PENSION PLAN. We have approximately 28,000 employees covered under collective bargaining agreements, and the majority of those employees are covered by union sponsored, collectively bargained multi-employer pension plans. We contributed and charged to expense $35.9 million, $34.6 million and $21.5 million in 2007, 2006 and 2005, respectively, for such plans. Our 2005 contribution and charge to expense include contribution and expense for Caesars employees subsequent to our acquisition of Caesars on June 13, 2005. The plans’ administrators do not provide sufficient information to enable us to determine our share, if any, of unfunded vested benefits.

PENSION COMMITMENTS. With the acquisition of London Clubs in December 2006, we assumed a defined benefit plan, which provides benefits based on final pensionable salary. The assets of the plan are held in a separate trustee-administered fund, and death-in-service benefits, professional fees and other expenses are paid by the pension plan. The most recent actuarial valuation of the plan showed a deficit of approximately $15.9 million, which is recognized as a liability in our Consolidated Balance Sheet at December 31, 2007. The London Clubs pension plan is not material to our Company.

With our acquisition of Caesars, we assumed certain obligations related to the Employee Benefits and Other Employment Matters Allocation Agreement by and between Hilton Hotels Corporation and Caesars dated December 31, 1998, pursuant to which we shall retain or assume, as applicable, liabilities and excess, if any, related to the Hilton Hotels Retirement Plan based on the ratio of accrued benefits of Hilton employees and the Company’s employees covered under the plan. Based on this ratio, our share of any benefit or obligation would be approximately 30 percent of the total. The Hilton Hotels Retirement Plan is a defined benefit plan that provides benefits based on years of service and compensation, as defined. Since December 31, 1996, employees have not accrued additional benefits under this plan. The plan is administered by Hilton Hotels Corporation. Hilton Hotels Corporation has informed the Company that as of December 31, 2007, the plan benefit obligations exceeded the fair value of the plan assets by $5.2 million, of which $1.6 million is our share; however, no contributions to the plan were required during 2007, and no contributions are expected to be required for 2008.

Note 16—Nonconsolidated Affiliates

As of December 31, 2007, our investments in nonconsolidated affiliates consisted primarily of interests in a company that provides management services to a casino in Windsor, Canada, a casino club in the United Kingdom, a horse-racing facility in Florence, Kentucky, a hotel in Metropolis, Illinois and a joint venture to construct a hotel at our combination thoroughbred racetrack and casino in Bossier City, Louisiana.

Our Investments in and advances to nonconsolidated affiliates are reflected in our accompanying Consolidated Balance Sheets as follows:

(In millions)	2007	2006
Investments in and advances to nonconsolidated affiliates
Accounted for under the equity method	$16.6	$25.7
Accounted for at historical cost	2.0	0.2

	$18.6	$25.9

Note 17—Consolidating Financial Information of Guarantors and Issuers

As of December 31, 2007, HOC, a 100% owned subsidiary and the principal asset of Harrah’s Entertainment, is the issuer of certain debt securities that have been guaranteed by Harrah’s Entertainment. The following consolidating schedules present condensed financial information for Harrah’s Entertainment, Inc., the parent and guarantor; Harrah’s Operating Company, the subsidiary issuer; and other subsidiaries of Harrah’s Entertainment as of December 31, 2007 and 2006 and for each of the three years ended December 31, 2007, 2006 and 2005.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2007

(In millions)

	HET (Parent)	Subsidiary Issuer	Other Sudsidiaries	Consolidating/ Eliminating Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$—	$572.8	$137.2	$—	$710.0
Receivables, less allowance for doubtful accounts	—	459.2	43.6	(26.4)	476.4
Deferred income taxes	—	192.3	7.7	—	200.0
Income tax receivable	—	5.0	—	—	5.0
Prepayments and other	—	164.6	51.6	—	216.2
Inventories	—	68.0	2.3	—	70.3

Total current assets	—	1,461.9	242.4	(26.4)	1,677.9

Land, buildings, riverboats and equipment	—	18,505.6	247.9	—	18,753.5
Less: accumulated depreciation	—	(3,164.8)	(17.2)	—	(3,182.0)

	—	15,340.8	230.7	—	15,571.5
Assets held for sale	—	4.5	—	—	4.5
Goodwill	—	3,215.0	338.6	—	3,553.6
Intangible assets	—	1,814.4	225.1	—	2,039.5
Investments in and advances to nonconsolidated affiliates	6,628.1	18.6	—	(6,628.1)	18.6
Deferred costs and other	—	1,064.4	13.1	(585.4)	492.1

	$6,628.1	$22,919.6	$1,049.9	$(7,239.9)	$23,357.7

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$427.3	$23.5	$(8.8)	$442.0
Accrued expenses	—	1,173.1	174.2	3.9	1,351.2
Current portion of long-term debt	—	10.8	—	—	10.8

Total current liabilities	—	1,611.2	197.7	(4.9)	1,804.0
Liabilities held for sale	—	0.6	—	—	0.6
Long-term debt	—	12,420.5	594.5	(585.4)	12,429.6
Deferred credits and other	—	454.4	31.9	(21.5)	464.8
Deferred income taxes	1.2	1,919.6	58.8	—	1,979.6

	1.2	16,406.3	882.9	(611.8)	16,678.6

Minority interests	—	52.2	—	—	52.2

Stockholders’ equity	6,626.9	6,461.1	167.0	(6,628.1)	6,626.9

	$6,628.1	$22,919.6	$1,049.9	$(7,239.9)	$23,357.7

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2006

(In millions)

	HET (Parent)	Subsidiary Issuer	Other Subsidiaries	Consolidating/ Eliminating Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$—	$710.0	$127.0	$(37.4)	$799.6
Receivables, less allowance for doubtful accounts	—	414.5	38.9	(23.8)	429.6
Deferred income taxes	—	131.2	12.4	—	143.6
Income tax receivable	—	28.5	—	—	28.5
Prepayments and other	1.0	161.8	3.7	—	166.5
Inventories	—	61.6	1.4	—	63.0

Total current assets	1.0	1,507.6	183.4	(61.2)	1,630.8

Land, buildings, riverboats and equipment	—	16,609.7	135.2	—	16,744.9
Less: accumulated depreciation	—	(2,723.3)	(0.6)	—	(2,723.9)

	—	13,886.4	134.6	—	14,021.0
Assets held for sale	—	387.3	—	—	387.3
Goodwill	—	3,221.5	467.9	—	3,689.4
Intangible assets	—	1,894.1	150.4	—	2,044.5
Investments in and advances to nonconsolidated affiliates	6,070.1	14.0	11.9	(6,070.1)	25.9
Deferred costs and other	—	1,070.4	—	(584.4)	486.0

	$6,071.1	$21,981.3	$948.2	$(6,715.7)	$22,284.9

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$449.8	$21.6	$(6.4)	$465.0
Accrued expenses	—	1,229.0	130.9	(35.1)	1,324.8
Current portion of long-term debt	—	449.8	1.4	—	451.2

Total current liabilities	—	2,128.6	153.9	(41.5)	2,241.0
Liabilities held for sale	—	0.6	—	—	0.6
Long-term debt	—	11,561.6	661.5	(584.4)	11,638.7
Deferred credits and other	—	344.4	59.5	(19.7)	384.2
Deferred income taxes	—	1,856.4	40.5	—	1,896.9

	—	15,891.6	915.4	(645.6)	16,161.4

Minority interests	—	52.4	—	—	52.4

Stockholders’ equity	6,071.1	6,037.3	32.8	(6,070.1)	6,071.1

	$6,071.1	$21,981.3	$948.2	$(6,715.7)	$22,284.9

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2007

(In millions)

	HET (Parent)	Subsidiary Issuer	Other Subsidiaries	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$8,568.4	$262.6	$—	$8,831.0
Food and beverage	—	1,663.3	35.5	—	1,698.8
Rooms	—	1,350.8	2.8	—	1,353.6
Management fees	—	81.5	—	—	81.5
Other	—	685.0	62.8	(51.9)	695.9
Less: casino promotional allowances	—	(1,821.5)	(14.1)	—	(1,835.6)

Net revenues	—	10,527.5	349.6	(51.9)	10,825.2

Operating expenses
Direct
Casino	—	4,377.2	218.0	—	4,595.2
Food and beverage	—	703.0	13.5	—	716.5
Rooms	—	265.1	1.2	—	266.3
Property general, administrative and other	—	2,361.0	111.6	(50.9)	2,421.7
Depreciation and amortization	—	803.0	14.2	—	817.2
Write-downs, reserves and recoveries	—	0.5	109.2	—	109.7
Project opening costs	—	9.8	15.7	—	25.5
Corporate expense	0.2	137.9	—	—	138.1
Merger and integration costs	—	13.4	—	—	13.4
Losses/(income) on interests in nonconsolidated affiliates	(621.1)	(4.4)	0.5	621.1	(3.9)
Amortization of intangible assets	—	71.3	2.2	—	73.5

Total operating expenses	(620.9)	8,737.8	486.1	570.2	9,173.2

Income/(loss) from operations	620.9	1,789.7	(136.5)	(622.1)	1,652.0
Interest expense, net of interest capitalized	—	(785.5)	(56.5)	41.2	(800.8)
Losses on early extinguishments of debt	—	—	(2.0)	—	(2.0)
Other income, including interest income	(0.1)	72.1	12.5	(41.2)	43.3

Income/(loss) from continuing operations before income taxes and minority interests	620.8	1,076.3	(182.5)	(622.1)	892.5
Provision for income taxes	(1.4)	(394.4)	44.7	1.0	(350.1)
Minority interests	—	(18.9)	3.7	—	(15.2)

Income/(loss) from continuing operations	619.4	663.0	(134.1)	(621.1)	527.2

Discontinued operations
Income from discontinued operations	—	145.4	—	—	145.4
Provision for income taxes	—	(53.2)	—	—	(53.2)

Income from discontinued operations, net	—	92.2	—	—	92.2

Net income/(loss)	$619.4	$755.2	$(134.1)	$(621.1)	$619.4

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2006

(In millions)

	HET (Parent)	Subsidiary Issuer	Other Subsidiaries	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$7,855.3	$13.3	$—	$7,868.6
Food and beverage	—	1,576.3	1.4	—	1,577.7
Rooms	—	1,240.7	—	—	1,240.7
Management fees	—	89.1	—	—	89.1
Other	—	607.1	51.9	(48.0)	611.0
Less: casino promotional allowances	—	(1,712.5)	(0.7)	—	(1,713.2)

Net revenues	—	9,656.0	65.9	(48.0)	9,673.9

Operating expenses
Direct
Casino	—	3,892.0	10.6	—	3,902.6
Food and beverage	—	696.4	1.2	—	697.6
Rooms	—	256.6	—	—	256.6
Property general, administrative and other	—	2,207.1	46.7	(47.0)	2,206.8
Depreciation and amortization	—	667.3	0.6	—	667.9
Write-downs, reserves and recoveries	—	83.3	—	—	83.3
Project opening costs	—	20.6	0.3	—	20.9
Corporate expense	0.2	177.3	—	—	177.5
Merger and integration costs	—	37.0	—	—	37.0
Income on interests in nonconsolidated affiliates	(536.9)	(3.1)	(0.5)	536.9	(3.6)
Amortization of intangible assets	—	70.7	—	—	70.7

Total operating expenses	(536.7)	8,105.2	58.9	489.9	8,117.3

Income from operations	536.7	1,550.8	7.0	(537.9)	1,556.6
Interest expense, net of interest capitalized	—	(670.1)	(3.3)	2.9	(670.5)
Losses on early extinguishments of debt	—	(62.0)	—	—	(62.0)
Other income, including interest income	—	13.6	—	(2.9)	10.7

Income from continuing operations before income taxes and minority interests	536.7	832.3	3.7	(537.9)	834.8
Provision for income taxes	(0.9)	(293.6)	(2.1)	1.0	(295.6)
Minority interests	—	(15.3)	—	—	(15.3)

Income from continuing operations	535.8	523.4	1.6	(536.9)	523.9

Discontinued operations
Income from discontinued operations	—	16.4	—	—	16.4
Provision for income taxes	—	(4.5)	—	—	(4.5)

Income/(loss) from discontinued operations, net	—	11.9	—	—	11.9

Net income	$535.8	$535.3	$1.6	$(536.9)	$535.8

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2005

(In millions)

	HET (Parent)	Subsidiary Issuer	Other Subsidiaries	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$5,966.5	$—	$—	$5,966.5
Food and beverage	—	1,086.7	—	—	1,086.7
Rooms	—	786.2	—	—	786.2
Management fees	—	75.6	—	—	75.6
Other	—	423.1	32.4	(30.8)	424.7
Less: casino promotional allowances	—	(1,329.7)	—	—	(1,329.7)

Net revenues	—	7,008.4	32.4	(30.8)	7,010.0

Operating expenses
Direct
Casino	—	2,984.6	—	—	2,984.6
Food and beverage	—	482.3	—	—	482.3
Rooms	—	151.5	—	—	151.5
Property general, administrative and other	—	1,466.9	26.3	(28.8)	1,464.4
Depreciation and amortization	—	485.7	—	—	485.7
Write-downs, reserves and recoveries	—	194.7	—	—	194.7
Project opening costs	—	16.4	—	—	16.4
Corporate expense	0.2	97.5	—	—	97.7
Merger and integration costs	—	55.0	—	—	55.0
Income on interests in nonconsolidated affiliates	(238.4)	(1.2)	—	238.4	(1.2)
Amortization of intangible assets	—	49.9	—	—	49.9

Total operating expenses	(238.2)	5,983.3	26.3	209.6	5,981.0

Income from operations	238.2	1,025.1	6.1	(240.4)	1,029.0
Interest expense, net of interest capitalized	—	(479.6)	—	—	(479.6)
Losses on early extinguishments of debt	—	(3.3)	—	—	(3.3)
Other income, including interest income	—	8.0	—	—	8.0

Income from continuing operations before income taxes and minority interests	238.2	550.2	6.1	(240.4)	554.1
Provision for income taxes	(1.8)	(224.0)	(2.1)	2.0	(225.9)
Minority interests	—	(11.9)	—	—	(11.9)

Income from continuing operations	236.4	314.3	4.0	(238.4)	316.3

Discontinued operations
Income from discontinued operations	—	16.6	—	—	16.6
Provision for income taxes	—	(96.5)	—	—	(96.5)

Loss from discontinued operations, net	—	(79.9)	—	—	(79.9)

Net income	$236.4	$234.4	$4.0	$(238.4)	$236.4

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2007

(In millions)

	HET (Parent)	Subsidiary Issuer	Other Subsidiaries	Consolidating/ Eliminating Adjustments	Total
Cash flows provided by operating activities	$121.3	$1,461.2	$10.2	$(83.9)	$1,508.8

Cash flows from investing activities
Land, buildings, riverboats and equipment additions	—	(1,296.5)	(83.0)	—	(1,379.5)
Payments for businesses acquired, net of cash acquired	—	(580.1)	(4.2)	—	(584.3)
Insurance proceeds for hurricane losses for continuing operations	—	15.7	—	—	15.7
Insurance proceeds for hurricane losses for discontinued operations	—	13.4	—	—	13.4
Purchase of minority interest in subsidiary	—	(8.5)	—	—	(8.5)
Investments in and advances to nonconsolidated affiliates	—	(1.8)	—	—	(1.8)
Increase in construction payables	—	2.8	—	—	2.8
Proceeds from other asset sales	—	99.6	—	—	99.6
Other	—	(81.0)	—	—	(81.0)

Cash flows used in investing activities	—	(1,836.4)	(87.2)	—	(1,923.6)

Cash flows from financing activities
Borrowings under lending agreements, net of financing costs	—	39,072.3	52.1	—	39,124.4
Repayments under lending agreements	—	(37,617.6)	(1.9)	—	(37,619.5)
Early extinguishments of debt	—	—	(120.1)	—	(120.1)
Scheduled debt retirements	—	(1,001.7)	—	—	(1,001.7)
Dividends paid	(299.2)	—	—	—	(299.2)
Proceeds from exercises of stock options	126.2	—	—	—	126.2
Excess tax benefit from stock equity plans	51.7	—	—	—	51.7
Minority interests’ distributions, net of contributions	—	(20.0)	—	—	(20.0)
Other	—	(5.3)	—	—	(5.3)
Transfers (to)/from affiliates	—	(278.4)	157.1	121.3	—

Cash flows provided by/(used in) financing activities	(121.3)	149.3	87.2	121.3	236.5

Cash flows from discontinued operations
Cash flows from operating activities	—	88.9	—	—	88.9
Cash flows from investing activities	—	(0.2)	—	—	(0.2)

Cash flows provided by discontinued operations	—	88.7	—	—	88.7

Net increase/(decrease) in cash and cash equivalents	—	(137.2)	10.2	37.4	(89.6)
Cash and cash equivalents, beginning of period	—	710.0	127.0	(37.4)	799.6

Cash and cash equivalents, end of period	$—	$572.8	$137.2	$—	$710.0

Note 18—Subsequent Event

On January 28, 2008, Harrah’s Entertainment was acquired by affiliates of Apollo/TPG in an all cash transaction, hereinafter referred to as “the Merger,” valued at approximately $30.9 billion, including the assumption of $12.4 billion of debt and approximately $1.2 billion of acquisition costs. Holders of Harrah’s Entertainment stock received $90.00 in cash for each outstanding share of common stock. As a result of the Merger, the issued and outstanding shares of non-voting common stock and the non-voting preferred stock of Harrah’s Entertainment are owned by entities affiliated with Apollo/TPG and certain co-investors and members of management, and the issued and outstanding shares of voting common stock of Harrah’s Entertainment are owned by Hamlet Holdings LLC, which is owned by certain individuals affiliated with Apollo/TPG. As a result of the Merger, our stock is no longer publicly traded.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2006

(In millions)

	HET (Parent)	Subsidiary Issuer	Other Subsidiaries	Consolidating/ Eliminating Adjustments	Total
Cash flows provided by operating activities	$195.1	$1,529.3	$23.0	$(207.8)	$1,539.6

Cash flows from investing activities
Land, buildings, riverboats and equipment additions	—	(2,510.7)	(0.6)	—	(2,511.3)
Payments for businesses acquired, net of cash acquired	—	—	(562.5)	—	(562.5)
Insurance proceeds for hurricane losses for continuing operations	—	124.9	—	—	124.9
Insurance proceeds for hurricane losses for discontinued operations	—	174.7	—	—	174.7
Proceeds from other asset sales	—	47.1	—	—	47.1
Purchase of minority interest in subsidiary	—	(2.3)	—	—	(2.3)
Investments in and advances to nonconsolidated affiliates	—	(0.9)	—	—	(0.9)
Increase in construction payables	—	11.2	—	—	11.2
Proceeds from sales of discontinued operations	—	457.3	—	—	457.3
Proceeds from sale of long-term investments	—	49.4	—	—	49.4
Other	—	(31.3)	—	—	(31.3)

Cash flows used in investing activities	—	(1,680.6)	(563.1)	—	(2,243.7)

Cash flows from financing activities
Borrowings under lending agreements, net of financing costs	—	6,946.5	585.4	(585.4)	6,946.5
Repayments under lending agreements	—	(5,465.8)	—	—	(5,465.8)
Early extinguishments of debt	—	(1,195.0)	—	—	(1,195.0)
Scheduled debt retirements	—	(5.0)	—	—	(5.0)
Dividends paid	(282.7)	—	—	—	(282.7)
Proceeds from exercises of stock options	66.3	—	—	—	66.3
Excess tax benefit from stock equity plans	21.3	—	—	—	21.3
Minority interests’ distributions, net of contributions	—	(1.9)	—	—	(1.9)
Proceeds from issuance of senior notes, net of issue costs	—	739.1	—	—	739.1
Premiums paid on early entinguishments of debt	—	(56.7)	—	—	(56.7)
Losses on derivative contracts	—	(2.6)	—	—	(2.6)
Other	—	1.3	—	—	1.3
Transfers (to)/from affiliates	—	(780.5)	—	780.5	—

Cash flows provided by/(used in) financing activities	(195.1)	179.4	585.4	195.1	764.8

Cash flows from discontinued operations
Cash flows from operating activities	—	19.3	—	—	19.3
Cash flows from investing activities	—	(4.8)	—	—	(4.8)

Cash flows provided by discontinued Operation	—	14.5	—	—	14.5

Net increase in cash and cash equivalents	—	42.6	45.3	(12.7)	75.2
Cash and cash equivalents, beginning of period	—	667.4	81.7	(24.7)	724.4

Cash and cash equivalents, end of period	$—	$710.0	$127.0	$(37.4)	$799.6

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2005

(In millions)

	HET (Parent)	Subsidiary Issuer	Other Subsidiaries	Consolidating/ Eliminating Adjustments	Total
Cash flows provided by operating activities	$101.5	$589.3	$11.7	$(107.3)	$595.2

Cash flows from investing activities
Land, buildings, riverboats and equipment additions	—	(1,149.5)	—	—	(1,149.5)
Payments for businesses acquired, net of cash acquired	—	(1,942.5)	—	—	(1,942.5)
Insurance proceeds for hurricane losses for continuing operations	—	69.0	—	—	69.0
Insurance proceeds for hurricane losses for discontinued operations	—	32.1	—	—	32.1
Investments in and advances to nonconsolidated affiliates	—	(5.5)	—	—	(5.5)
Increase in construction payables	—	41.0	—	—	41.0
Proceeds from other asset sales	—	37.0	—	—	37.0
Proceeds from sales of discontinued operations	—	649.5	—	—	649.5
Proceeds from sale of long-term investments	—	2.7	—	—	2.7
Other	—	(22.9)	—	—	(22.9)

Cash flows used in investing activities	—	(2,289.1)	—	—	(2,289.1)

Cash flows from financing activities
Borrowings under lending agreements, net of financing costs	—	11,599.4	—	—	11,599.4
Repayments under lending agreements	—	(10,522.9)	—	—	(10,522.9)
Early extinguishments of debt	—	(690.5)	—	—	(690.5)
Scheduled debt retirements	—	(307.5)	—	—	(307.5)
Dividends paid	(208.2)	—	—	—	(208.2)
Proceeds from exercises of stock options	106.7	—	—	—	106.7
Minority interests’ distributions, net of contributions	—	(12.2)	—	—	(12.2)
Proceeds from issuance of senior note, net of discount and issue costs	—	2,004.3	—	—	2,004.3
Premiums paid on early extinguishments of debt	—	(4.9)	—	—	(4.9)
Losses on derivative contracts	—	(7.9)	—	—	(7.9)
Other	—	(0.2)	—	—	(0.2)
Transfers (to)/from affiliates	—	(101.5)	—	101.5	—

Cash flows provided by/(used in) financing activities	(101.5)	1,956.1	—	101.5	1,956.1

Cash flows from discontinued operations
Cash flows from operating activities	—	(3.7)	—	—	(3.7)
Cash flows from investing activities	—	(23.1)	—	—	(23.1)

Cash flows provided by discontinued operations	—	(26.8)	—	—	(26.8)

Net increase in cash and cash equivalents	—	229.5	11.7	(5.8)	235.4
Cash and cash equivalents, beginning of period	—	437.9	70.0	(18.9)	489.0

Cash and cash equivalents, end of period	$—	$667.4	$81.7	$(24.7)	$724.4

The purchase price allocation process began in fourth quarter 2007 and will be completed within one year of the acquisition. Due to the timing of the closing of the Merger, it is not practicable to present a condensed balance sheet to disclose amounts assigned to major assets and liabilities. Values will be assigned to assets upon review of reports from third parties that we have engaged to perform valuation studies.

Note 19—Quarterly Results of Operations (Unaudited)

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2007(1)
Revenues	$2,655.6	$2,701.7	$2,840.3	$2,627.5	$10,825.2
Income from operations	451.2	477.9	577.2	145.8	1,652.0
Income/(loss) from continuing operations	167.2	195.5	220.6	(56.1)	527.2
Net income/(loss)	185.3	237.5	244.4	(47.8)	619.4
Earnings/(loss) per share—basic(3)
From continuing operations	0.90	1.05	1.18	(0.30)	2.83
Net income/(loss)	1.00	1.28	1.31	(0.26)	3.33
Earnings/(loss) per share—diluted(3)
From continuing operations	0.88	1.03	1.16	(0.30)	2.77
Net income/(loss)	0.98	1.25	1.28	(0.26)	3.25
2006(2)
Revenues	$2,356.9	$2,373.9	$2,512.5	$2,430.6	$9,673.9
Income from operations	453.1	431.7	441.9	229.7	1,556.6
Income from continuing operations	177.6	128.7	178.3	39.4	523.9
Net income	182.4	128.6	177.2	47.6	535.8
Earnings per share—basic(3)
From continuing operations	0.97	0.70	0.97	0.21	2.85
Net income	1.00	0.70	0.96	0.26	2.91
Earnings per share—diluted(3)
From continuing operations	0.95	0.69	0.96	0.21	2.79
Net income	0.98	0.69	0.95	0.25	2.85

(1)	2007 includes the following:

(Income)/loss	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Pretax charges for
Project opening costs	$8.9	$8.3	$4.8	$3.4	$25.5
Insurance proceeds for hurricane losses	(18.7)	(37.0)	(61.1)	(13.4)	(130.3)
Impairment of intangible assets	—	—	—	169.6	169.6
Write-downs, reserves and recoveries	11.3	16.2	6.6	36.4	70.4
Merger and integration costs	4.0	3.5	0.7	5.1	13.4
After-tax write-downs, reserves and recoveries for discontinued operations	0.2	(0.1)	(1.1)	(1.4)	(2.4)
Insurance proceeds for hurricane losses, net of tax	(18.2)	(42.0)	(22.5)	(7.0)	(89.6)

(2) 2006 includes the following:

(Income)/loss	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Pretax charges for
Project opening costs	$4.5	$4.7	$5.7	$6.0	$20.9
Write-downs, reserves and recoveries	3.2	7.2	(1.3)	74.3	83.3
Merger and integration costs	13.4	6.4	3.9	13.3	37.0
After-tax write-downs, reserves and recoveries for discontinued operations	(0.2)	0.1	1.7	(1.5)	—

(3) The sum of the quarterly per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007, including controls and procedures to timely alert management to material information relating to the Company and its subsidiaries required to be included in our periodic SEC filings. Based on such evaluation, they have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

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

We have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007. The evaluation was performed using the internal control evaluation framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management concluded that, as of such date, our internal control over financial reporting was effective.

Deloitte & Touche LLP has issued an attestation report on our internal control over financial reporting. Their report follows this Item 9A.

(b) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Harrah’s Entertainment, Inc.

Las Vegas, Nevada

We have audited the internal control over financial reporting of Harrah’s Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 29, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of new accounting standards.

/s/    DELOITTE & TOUCHE LLP

Las Vegas, Nevada

February 29, 2008

ITEM 9B.	Other Information.

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

Directors

As of December 31, 2007, the Directors of the Company were Gary W. Loveman, Barbara T. Alexander, Charles L. Atwood, Frank Biondi, Jr., Stephen F. Bollenbach, Ralph Horn, R. Brad Martin, Gary G. Michael, Robert G. Miller, Boake A. Sells, and Christopher J. Williams. On January 28, 2008, the resignations of these directors became effective and the individuals listed below were appointed to serve on the Board of Directors. Gary W. Loveman, one of our executive officers, was appointed to the Board of Directors. Because of our status as a privately-held company, we do not currently have a policy or procedures with respect to stockholder recommendations for nominees to the Board of Directors.

Name and Age	Principal Occupations or Employment

Jeffrey Benjamin (46)	Senior advisor to Apollo Global Management, LLC since 2002; Serves on the boards of directors of Exco Resources, Inc., Virgin Media Inc. and Goodman Global, Inc.

David Bonderman (68)	Founding partner of TPG Capital, LP; Serves as a director of Burger King Holdings, Inc., CoStar Group, Inc., Gemalto N.V., and Ryanair Holdings PLC, of which he is Chairman, the Wilderness Society, the Grand Canyon Trust, the World Wildlife Fund, the University of Washington Foundation, and the American Himalayan Foundation.

Anthony Civale (33)	Partner at Apollo Global Management, LLC since 1999; Serves on the boards of directors of Goodman Global, Inc., Berry Plastics Holding Corporation and Prestige Cruise Holdings, Inc.

Jonathan Coslet (44)	Senior Partner at TPG Capital, LP; Serves on the Harvard Business School Advisory Board for the West Coast and the Finance Committee of the Lucille Packard Children’s Hospital at Stanford.

Kelvin Davis (47)	Senior Partner at TPG Capital, LP and Head of the firm’s North American Buyouts Group; Chairman of the Board of Kraton Polymers LLP; Director of Metro-Goldwyn-Mayer Studios Inc., Altivity Packaging, LLC, Aleris International, and Univision Communications, Inc.

Karl Peterson (38)	Partner at TPG Capital, LP since 2004; President and Chief Executive Officer of Hotwire, Inc. from 2000 to 2003; Serves on the boards of directors of Univision Communications and Sabre Holdings.

Eric Press (42)	Partner at Apollo Global Management, LLC since 1998; Serves on the boards of directors of Prestige Cruise Holdings, Inc., Noranda Aluminum, Affinion Group, Metals USA Holdings and Quality Distribution, Inc.

Marc Rowan (45)	Founding partner of Apollo Global Management, LLC; Serves on the boards of directors of the general partner of AAA and Mobile Satellite Ventures.

Executive Officers

Name and Age	Positions and Offices Held and Principal Occupations or Employment During Past 5 Years
Gary W. Loveman (47)	Director since 2000; Chairman of the Board since January 1, 2005; Chief Executive Officer since January 2003; President since April 2001; Director of Coach, Inc., a designer and marketer of high-quality handbags and women’s and men’s accessories, and FedEx Corporation, a world-wide provider of transportation, e-commerce and business services, each of which are traded on the New York Stock Exchange.
Charles L. Atwood (59)	Vice Chairman since August 2006; Chief Financial Officer from April 2001 to August 2006; Senior Vice President from April 2001 to February 2006; Treasurer from October 1996 to November 2003; Director, Equity Residential, an owner and operator of multi-family properties traded on the New York Stock Exchange.
Stephen H. Brammell (50)	Senior Vice President and General Counsel since July 1999; Corporate Secretary from June 2004 to February 2006, from November 2002 to July 2003 and from May 2000 to February 2001.

Jonathan S. Halkyard (43)	Chief Financial Officer since August 2006; Senior Vice President since July 2005; Treasurer since November 2003; Vice President from November 2002 to July 2005.

Thomas M. Jenkin (53)	Western Division President since January 2004; Senior Vice President—Southern Nevada from November 2002 to December 2003.

Janis L. Jones (58)	Senior Vice President, Communications/Government Relations since November 1999.

David W. Norton (39)	Senior Vice President and Chief Marketing Officer since January 2008; Senior Vice President—Relationship Marketing from January 2003 to January 2008.

John Payne (39)	Central Division President since January 2007; Atlantic City Regional President from January 2006 to December 2006; Gulf Coast Regional President from June 2005 to January 2006; Senior Vice President and General Manager—Harrah’s New Orleans from November 2002 to June 2005.

Timothy S. Stanley (42)	Senior Vice President, Innovation and Gaming since January 2007; Chief Information Officer since January 2003; Senior Vice President, Information Technology from February 2004 to January 2007; Vice President, Information Technology from February 2001 to February 2004.

Mary H. Thomas (41)	Senior Vice President, Human Resources since February 2006; Senior Vice President, Human Resources—North America, Allied Domecq Spirits & Wines from October 2000 to December 2005.

J. Carlos Tolosa (58)	Eastern Division President since January 2003; Western Division President from August 1997 to January 2003.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and to furnish us with copies of all forms filed. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the past fiscal year all Section 16(a) filing requirements applicable to our officers and directors were met except with respect to Frank Biondi, Jr., Stephen F. Bollenbach, Ralph Horn, R. Brad Martin, Gary G. Michael, Boake A. Sells and Christopher J. Williams. Forms 4 reporting acquisitions of stock through dividend reinvestments through the Directors Stock Program in the accounts of Messrs. Biondi, Bollenbach, Horn, Martin, Michael, Sells and Williams, due November 23, 2007, were filed on November 26, 2007.

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

Audit Committee and Audit Committee Financial Expert

Prior to January 28, 2008, the Audit Committee was composed of Barbara T. Alexander, Stephen F. Bollenbach, Gary G. Michael and Christopher J. Williams. Each of these individuals had been determined by our Board to be independent and were designated as “audit committee financial experts.” After the closing of the Merger, the Audit Committee was reconstituted with two members: Karl Peterson and Eric Press. In light of our status as a privately-held company and the absence of a public trading market for our common stock, our Board has not designated any member of the Audit Committee as an “audit committee financial expert.” Though not formally considered by our Board given that our securities are no longer registered or traded on any national securities exchange, based upon the listing standards of the New York Stock Exchange, the national securities exchange upon which our common stock was listed prior to the Merger, we do not believe that either of Messrs. Peterson or Press would be considered independent because of their relationships with certain affiliates of the Sponsors and other entities which hold 100% of our outstanding voting common stock, and other relationships with us.

ITEM 11.	Executive Compensation.

Compensation Discussion and Analysis

Corporate Governance

Our Human Resources Committee

The Human Resources Committee (the “Committee” or “HRC”) serves as the Company’s compensation committee with the specific purpose of designing, approving, and evaluating the administration of the Company’s compensation plans, policies, and programs. The Committee ensures that compensation programs are designed to encourage high performance, promote accountability and align employee interests with the interests of the Company’s stockholders. The Committee is also charged with reviewing and recommending the compensation of the Chief Executive Officer and our other senior executives, including all of the named executive officers. The Committee operates under the Harrah’s Entertainment, Inc. Corporate Governance Guidelines and the Human Resources Committee Charter. The HRC Charter was last updated on April 26, 2006, and it is reviewed no less than once per year with any recommended changes provided to the Board of Directors of the Company (the “Board”) for approval.

As of December 31, 2007, the Committee was comprised of five members: Frank J. Biondi, Jr. (Chair), Ralph Horn, R. Brad Martin, Robert G. Miller, and Boake A. Sells. In February 2008, after the closing of the Merger, the Committee was reconstituted with two members: Kelvin Davis and Marc Rowan. Other than the 2007 bonus payments (paid in 2008), 2007 compensation decisions were made by the Committee in place prior to the Merger. The qualifications of the Committee members stem from roles as corporate leaders, private investors, and board members of several large corporations. Their knowledge, intelligence, and experience in company operations, financial analytics, business operations, and understanding of human capital management enables the members to carry out the objectives of the Committee.

In fulfilling its responsibilities, the Committee shall be entitled to delegate any or all of its responsibilities to a subcommittee of the Committee or to specified executives of the Company, except that it shall not delegate its responsibilities for any matters where it has determined such compensation is intended to comply with (a) the exemptions under Section 16(b) of the Securities Exchange Act of 1934, or (b) Section 162(m) of the Internal Revenue Code.

HRC Consultant Relationships

The Committee has the authority to engage services of independent legal counsel, consultants and subject matter experts in order to analyze, review, and recommend actions with regard to Board compensation, executive officer compensation, or general compensation and plan provisions. The Company provides for appropriate funding for any such services commissioned by the Committee. These consultants are used by the HRC for purposes of executive compensation review, analysis, and recommendations. The HRC has in the past, and will continue in the future, to engage external consultants for the purposes of determining Chief Executive Officer and other senior executive compensation.

2007 HRC Activity

During four meetings in 2007, as delineated in the Human Resources Charter and as outlined below, the Committee performed various tasks in accordance with their assigned duties and responsibilities, including:

•

Chief Executive Officer Compensation: reviewed and approved corporate goals and objectives relating to the compensation of the Chief Executive Officer, evaluated the performance of the Chief Executive Officer in light of these goals and objectives, and established the base compensation and annual bonus of the Chief Executive Officer based on such evaluation. No equity compensation was awarded to our Chief Executive Officer in 2007 due to the pending Merger.

•

Other Senior Executive Compensation: set base compensation and annual bonus for all senior executives, which included an analysis relative to our competition peer group. No equity compensation was awarded to our senior executives in 2007 due to the pending Merger.

•

Executive Compensation Plans: reviewed status of various executive compensation plans, programs and incentives, including the 2005 Senior Executive Incentive Plan, the Annual Management Bonus Plan, the Company’s various deferred compensation plans and the Company’s various equity plans.

Roles in establishing compensation

Role of Human Resources Committee

The HRC has sole authority in setting the material compensation of the Company’s senior executives, including base pay, incentive pay (bonus) and equity awards. The HRC receives information and input from senior executives of the Company and outside consultants (as described below) to help establish these material compensation determinations, but the HRC is the final arbiter on these decisions.

Role of company executives in establishing compensation

When determining the pay levels for the Chief Executive Officer and our other senior executives, the Committee solicits advice and counsel from internal as well as external resources. Internal Company resources include the Chief Executive Officer, Senior Vice President of Human Resources and Vice President of Compensation, Benefits, and Human Resource Systems and Services. The Senior Vice President of Human Resources is responsible for developing and implementing the Company’s business plans and strategies for all companywide human resource functions, as well as day-to-day human resources operations. The Vice President of Compensation, Benefits, and Human Resource Systems and Services is responsible for the design, execution, and daily administration of the Company’s compensation, benefits, and human resources shared-services operations. Both of these Human Resources executives attend the HRC meetings, at the request of the Committee Chair, and act as a source of informational resources and serve in an advisory capacity. The Corporate Secretary is also in attendance at each of the HRC meetings and oversees the legal aspects of the Company’s executive compensation plans, updates the Committee regarding changes in laws and regulations affecting the Company’s compensation policies, and records the minutes of each HRC meeting. The Chief Executive Officer also attends HRC meetings.

In 2007, the HRC Chair communicated directly with the Chief Executive Officer and top Human Resources executives in order to obtain external market data, industry data, internal pay information, individual and Company performance results, and updates on regulatory issues. The Committee Chair also delegated specific tasks to the Human Resources executives in order to facilitate the decision making process and to assist in the finalization of meeting agendas, documentation, and compensation data for Committee review and approval.

The Chief Executive Officer annually reviews the performance of our senior executives and, based on these reviews, recommends to the HRC compensation for all senior executives, other than his own compensation. The HRC, however, has the discretion to modify the recommendations and makes the final decisions regarding material compensation to senior executives, including base pay, incentive pay (bonus), and equity awards.

Role of outside consultants in establishing compensation

The Company’s internal Human Resources executives regularly engage outside consultants related to the Company’s compensation policies. Standing consulting relationships are held with several global consulting firms specializing in executive compensation, human capital management, and board of director pay practices. During 2007, the services engaged for the Human Resources Committee as set forth below:

1. Watson Wyatt Worldwide provided us with the development of the premium-equivalents for the Company’s self-insured medical, dental, vision, and short term disability plans, recommended appropriate reserves for these plans, and reported on the plans’ financial performance. In addition, they served as a consultant on plan design, compliance, strategy, and vendor management for these plans.

2. Mercer Human Resources Consulting was retained by the Savings & Retirement Plan (401k) and Executive Deferred Compensation Plan Investment Committees to advise these Committees on investment management performance, monitoring, investment policy development, and investment manager searches. Mercer also provides plan design, compliance, and operational consulting for the Company’s qualified defined contribution plan and non-qualified deferred compensation plans.

The consultants provided the information described above to the Company’s compensation department to help formulate information that is then provided to the HRC. The consultants did not interact with each other in 2007, as they each work on discrete areas of compensation.

Objectives of Compensation Programs

The Company’s executive compensation program is designed to achieve the following objectives:

•	align our rewards strategy with our business objectives, including enhancing stockholder value and customer satisfaction,

•	support a culture of strong performance by rewarding employees for results,

•	attract, retain and motivate talented and experienced executives, and

•	foster a shared commitment among our senior executives by aligning the Company’s and their individual goals.

These objectives are ever present and are at the forefront of our compensation philosophy and all compensation design decisions.

Compensation Philosophy

The Company’s compensation philosophy provides the foundation upon which all compensation programs are built. Our goal is to compensate our executives with a program that rewards loyalty, results-driven individual performance, and dedication to the organization’s overall success. These principles define our compensation philosophy and are used to align our compensation programs with our business objectives. Further, the HRC specifically outlines in its charter the following duties and responsibilities in shaping and maintaining the Company’s compensation philosophy:

•	Assess whether the components of executive compensation support the Company’s culture and business goals;

•	Consider the impact of executive compensation programs on stockholders;

•	Consider issues and approve policies regarding qualifying compensation for executives for tax deductibility purposes;

•	Approve the appropriate balance of fixed and variable compensation; and

•	Approve the appropriate role of performance based and retention based compensation.

The executive compensation program rewards our executives for their contributions in achieving the Company’s mission of providing outstanding customer service and attaining strong financial results, as discussed in more detail below. The Company’s executive compensation policy is designed to attract and retain high caliber executives and motivate them to superior performance for the benefit of the Company’s stockholders.

Various Company policies are in place to shape our executive pay plans, including:

•	Salaries are linked to competitive factors, internal equity, and can be increased as a result of successful job performance;

•	The annual bonus program is competitively based and provides incentive compensation based on our financial performance;

•	Long-term compensation is tied to enhancing stockholder value and to our financial performance; and

•	Qualifying compensation paid to senior executives is designed to maximize tax deductibility, where possible.

The executive compensation practices are to compensate executives primarily on performance, with a large portion of potential compensation at risk. In the past, the HRC has set senior executive compensation with two driving principals in mind: (1) delivering financial results to our stockholders and (2) ensuring that our customers receive a great experience when visiting our properties. To that end, historically the HRC has set our senior executive compensation so that at least 50% of our senior executives’ total compensation be at risk based on these objectives.

Although many legislative changes and accounting rules have changed over the past several years impacting our executive compensation programs and polices, in 2007 there was only one material change in our executive compensation program. Due to the pending Merger, our senior executives were not awarded equity compensation in 2007.

Compensation Program Design

The executive compensation program is designed with our executive compensation objectives in mind and is comprised of fixed and variable pay plans, cash and non-cash plans, and short and long-term payment structures in order to recognize and reward executives for their contributions to the Company today and in the future.

The table below reflects our short-term and long-term executive compensation programs:

Short-term	Long-term
Fixed and Variable Pay	Variable Pay
Base Salary	Equity Awards
Annual Management Bonus Plan	Executive Supplemental Savings Plan II
2005 Senior Executive Incentive Plan

The Company continually assesses and evaluates the internal and external competitiveness for all components of the executive compensation program. Internally, we look at critical and key positions that are directly linked to the profitability and viability of the Company. We ensure that the appropriate hierarchy of jobs is in place with appropriate ratios of Chief Executive Officer compensation to other senior executive compensation. We believe the appropriate ratio of Chief Executive Officer compensation compared to other senior executives ranges from 2:1 on the low end to 10:1 on the high end. These ratios are merely a reference point for the HRC in setting the compensation of our Chief Executive Officer, and were set after reviewing the job responsibilities of our Chief Executive Officer versus other senior executives and market practice. Internal equity is based on qualitative job evaluation methods, span of control, required skills and abilities, and long-term career growth opportunities. Externally, benchmarks are used to provide guidance and to ensure that our ability to attract, retain and recruit talented senior executives is intact. Due to the highly competitive nature of the gaming industry as well as the competitiveness across industries for talented senior executives, it is important for our pay plans to provide us the ability to internally develop executive talent, as well as recruit highly qualified senior executives.

External competitiveness is reviewed with the help of outside consultants and measured by data gathered from published executive compensation surveys and proxy data from peer companies. We define our peer group as one which operates under similar business conditions as the Company’s, such as large gaming companies, hotel and lodging companies and large companies in the consumer services industries. We did not do a peer review in 2007, but the companies comprising our peer group for 2006 were:

•     American Real Estate Partners, L.P.

•     Aramark Corporation

•     Boyd Gaming Corporation

•     Carnival Corporation

•     CBS Corporation

•     The DIRECTV Group, Inc.

•     GTECH Holdings Corporation

•     Hilton Hotels Corporation

•     IAC/InteractiveCorp

•     International Game Technology

•     Las Vegas Sands Corp.

•     Marriott International, Inc.

•     MGM MIRAGE

•     Penn National Gaming, Inc.

•     Starbucks Corporation

•     Starwood Hotels & Resorts Worldwide, Inc.

•     Station Casinos, Inc.

•     Wynn Resorts, Limited.

•     YUM! Brands, Inc.

When used in 2006, median revenue and market capitalization for the 19 peer companies listed above are $6 billion and $12 billion, respectively. The Company’s revenue and market capitalization each fell at the 68th percentile of the peer group in 2006.

The peer group is used to benchmark senior executive compensation, which includes base salary, bonus, and long-term incentive pay. Each compensation element is considered individually and as a portion of total compensation, particularly when applying marketing data, which means that if one element is under or over our target market position, a corresponding adjustment does not necessarily take place if the executive’s total compensation is positioned competitively. The Company targets its senior executive total direct compensation or “TDC” (base + bonus + long-term incentive opportunity) at the 75 – 90th percentile of the peer group. In June 2006, a TDC analysis was conducted in conjunction with Watson Wyatt Worldwide and the findings showed that we were within our 75 – 90th percentile range in base pay, bonus, long-term compensation, and total compensation. We target at the higher end of the market due to the competitive environment of the gaming industry, our goal to attract the most talented executives, and to support our efforts of retaining our executives for long-term business success.

The overall design of the executive compensation program and the elements thereof is a culmination of years of development and compensation plan design adjustments. Each year the plans have been reviewed for effectiveness, competitiveness, and legislative compliance. The current plans have been put into place with the approval of the HRC and in support of the principles of the compensation philosophy and objectives of the Company’s pay practices and policies.

Impact of Performance on Compensation

The impact of individual performance on compensation is present in base pay merit increases, setting the annual bonus plan payout percentages as compared to base pay, and the amount of equity awards granted. The impact of the Company’s financial performance and customer satisfaction is present in the calculation of the annual bonus payment and the intrinsic value of equity awards. Supporting a performance culture and providing compensation that is directly linked to outstanding individual and overall financial results is at the core of the Company’s compensation philosophy and human capital management strategy.

For senior executives, the most significant compensation plans that are directly affected by the attainment of performance goals is the Annual Management Bonus Plan and 2005 Senior Executive Incentive Plan. All bonus plan performance criteria, target percentages, and plan awards were set in February 2007 for the bonus payments for fiscal 2007 (paid in 2008). The financial measurements used to determine the bonus under the Annual Management Bonus Plan are (1) Return on Invested Capital (ROIC), (2) Adjusted Earnings per Share (EPS), and (3) Operating Income (OI). The non-financial measurement used to determine plan payments is customer satisfaction. The financial measure for the 2005 Senior Executive Incentive Plan is earnings before interest, taxes, depreciation and amortization (EBITDA), as more fully described below.

Based on performance goals set by the HRC each year, there are minimum requirements that must be met in order for a bonus plan payment to be provided. Just as bonus payments are increased as performance goals are exceeded, results falling short of goals reduce or eliminate bonus payments. In order for senior executives to receive a bonus, a minimum attainment of 80% of financial and customer satisfaction scores approved by the HRC must be met. The 2007 requirements were set at the February 2007 HRC meeting.

Elements of Compensation

Elements of Active Employment Compensation and Benefits

The total direct compensation mix for each Named Executive Officer (“NEO”) varies. For our Chief Executive Officer, the allocation for 2007 was 45% for base salary and 55% for annual bonus. For the other NEOs in 2007, the average allocation was 57% for base salary and 43% for annual bonus. Due to the pending Merger, equity compensation was not awarded to our senior executives in 2007. Each compensation element is considered individually and as a component within the total compensation package. In reviewing each element of our senior executive’s compensation, the HRC reviews peer data, internal and external benchmarks, the performance of the Company over the past 12 months (as compared to the Company’s internal plan as well as compared to other gaming companies) and the executive’s individual performance. Prior compensation and wealth accumulation is considered when making decisions regarding current and future compensation; however, it has not been a decision point used to cap a particular compensation element.

Base Salary

Salaries are reviewed each year and increases, if any, are based primarily on an executive’s accomplishment of various performance objectives and salaries of executives holding similar positions within the peer group, or within our Company. Adjustments in base salary may be attributed to one of the following:

•

Merit: increases in base salary as a reward for meeting or exceeding objectives during a review period. The size of the increase is directly tied to pre-defined and weighted objectives (qualitative and quantitative) set forth at the onset of the review period. The greater the achievement in comparison to the goals, generally, the greater the increase. Merit increases can sometimes be distributed as lump-sum bonuses rather than increasing base salary.

•	Market: increases in base salary as a result of a competitive market analysis, or in coordination with a long term plan to pay a position at a more competitive level.

•	Promotional: increases in base salary as a result of increased responsibilities associated with a change in position.

•	Additional Responsibilities: increases in base salary as a result of additional duties, responsibilities, or organizational change. A promotion is not necessarily involved.

•	Retention: increases in base salary as a result of a senior executive’s being recruited by or offered a position by another employer.

All of the above reasons for base salary adjustments for senior executives must be approved by the HRC and are not guaranteed as a matter of practice or in policy.

Our Chief Executive Officer did not receive an increase in base salary in 2007. The HRC determined in 2005 to provide an increase in Mr. Loveman’s base salary in order to adjust the salary for the increased responsibilities due to the nearly 100% growth in Company’s size as a result of the Caesars Entertainment, Inc. acquisition. The other NEOs average increase in base salary was 6.5% in 2007. The average increase for our NEOs reflect merit and market increases.

Senior Executive Incentive Plan

The 2005 Senior Executive Incentive Plan was approved by the Company’s stockholders in 2004 to provide participating executives with incentive compensation based upon the achievement of pre-established performance goals. The 2005 Senior Executive Incentive Plan is designed to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended, which limits the tax deductibility by the Company of compensation paid to executive officers named in the Summary Compensation Table to $1 million. The Committee approves which officers will participate each calendar year prior to, or at the time of, establishment of the performance objectives for a calendar year. In 2007, Messrs. Loveman, Atwood and Halkyard participated in the 2005 Senior Executive Incentive Plan. The 2005 Senior Executive Incentive Plan’s objective for 2007 was based on the Company’s EBITDA. Under the 2005 Senior Executive Incentive Plan, EBITDA is adjusted for the following income statement line items: write-downs, reserves and recoveries, project opening costs, and any gain or loss on early extinguishment of debt. Bonus amounts were set at 0.5% of EBITDA. The HRC set the same objective and criteria for 2008.

The Committee has discretion to decrease bonuses under the 2005 Senior Executive Incentive Plan and it has been the Committee’s practice to decrease the bonuses by reference to the achieved performance goals and bonus formulas used under the Annual Management Bonus Plan discussed below. See the Summary Compensation Table for specific bonus amounts awarded to our NEOs in 2008 for 2007 performance. The HRC used their discretion to reduce the bonus amounts paid to the NEOs and other senior executives in order to align their payments with the formula outlined in the Annual Management Bonus Plan Administrative Rules.

The Committee has determined that Messrs. Loveman, Atwood and Halkyard and seven other officers will participate in the 2005 Senior Executive Incentive Plan for the year 2008. As noted above, the Committee has authority to reduce bonuses earned under the 2005 Senior Executive Incentive Plan and also has authority to approve bonuses outside of the 2005 Senior Executive Incentive Plan to reward executives for special personal achievement.

Annual Management Bonus Plan

The Annual Management Bonus Plan (the “Bonus Plan”) provides the opportunity for the Company’s senior executives and other participants to earn an annual bonus payment based on meeting corporate financial and non-financial goals. These goals are set at the beginning of each fiscal year by the HRC. Under the Bonus Plan, the goals can pertain to operating income, pretax earnings, return on sales, earnings per share, a combination of objectives, or another objective approved by the Committee. For Messrs. Jenkin and Tolosa, who participated in the Bonus Plan for 2007, the objectives also include the operating income and customer satisfaction for their respective divisions. The goals may change annually to support the

Company’s short or long-term business objectives. For the 2007 plan year, the plan’s goal consisted of a combination of earnings per share, income from operations, return on invested capital, and customer satisfaction improvement. Although officers that participate in the 2005 Senior Executive Incentive Plan do not participate in the Annual Management Bonus Plan, goals are set for all officers under this plan. The measurement used to gauge the attainment of these goals is called the “corporate score.”

For 2007, financial goals are comprised of these separate measures, representing up to 90 percent of the corporate score.

•

Adjusted Earnings Per Share: This is a common measure of company performance followed closely by investors and the business press. This measure helps us focus on the value we deliver to stockholders. Adjusted earnings per share is earnings per share adjusted for pre-opening costs, write-downs, reserves and recoveries, and unusual non-operating costs. Adjusted Earnings Per Share comprised 45% of the corporate score for 2007, and was set at $4.28 per share for 2007.

•

Operating Income: As income is the lifeblood of any organization, the Committee believes that this is an excellent indication of our overall business health. Although this measure includes depreciation on assets, amortization, and corporate expenses, our officers have the ability to influence the outcome of this measure by supporting revenue generating business objectives and decreasing expenses whenever possible. Operating Income comprised 22.5% of the corporate score for 2007, and was set at $2,035 million for 2007.

•

Return on Invested Capital: As the Company continues to make large, innovative investments, such as investments in capital improvements at existing properties, development of new properties, it is imperative that we generate attractive returns for our investors. Annual ROIC performance is determined by dividing the after-tax operating income by average invested capital. Return on Invested Capital comprised 22.5% of the corporate score for 2007, and was set at 5.75% for 2007.

Non-financial goals consist of one key measurement: customer satisfaction. We believe we distinguish ourselves from competitors by providing excellent customer service. Supporting our property team members who have daily interaction with our external customers is critical to maintaining and improving guest service. Customer satisfaction is measured by surveys taken by a third party of our loyalty program (Total Rewards) customers. These surveys are taken weekly across a broad spectrum of customers. Customers are asked to rate our casinos performance using a simple A-B-C-D-F rating scale. The survey questions focus on friendly/helpful and wait time in key operating areas, such as beverage service, slot services, Total Rewards, cashier services and hotel operation services. Each of our casinos properties works against an annual baseline defined by a composite of their performance in these key operating areas from the previous years. Customer satisfaction comprised 10% of the corporate score for 2007, and was set at 4% change from non-A to A scores for 2007.

In February 2007, the HRC determined the thresholds for the corporate score for 2007. Bonus plan payments would only be paid when all three financial measures are at least 80 percent of target. Additionally, customer satisfaction must achieve a one percent or higher shift in non-A to A scores.

After the corporate score has been determined, a bonus matrix approved by the Committee provides for bonus amounts of participating executive officers and other participants that will result in the payment of a specified percentage of the participant’s salary if the target objective is achieved. This percentage of salary is adjusted upward or downward based upon the level of corporate score achievement.

In April 2005, the Committee reviewed a report on executive compensation that it commissioned from the Hay Group. Based on that report, the Committee approved an enhancement to the bonus target percentages for the Chief Executive Officer and other senior executives. This enhancement affects the target bonus percentages by applying a multiplier triggered by a corporate score of 1.1 or greater. The multiplier starts at 121% and caps at 250% for a corporate score of 1.1 and 1.5, respectively.

After the end of the fiscal year, the Chief Executive Officer assesses the Company’s performance against the financial and customer satisfaction targets set by the HRC. Taking into account the Company’s performance against the targets set by the HRC, the Chief Executive Officer will develop and recommend a performance score of 0 to 1.5 to the Committee.

The Committee has the authority under the Annual Management Bonus Plan to adjust any goal or bonus points with respect to executive officers. These decisions are subjective and based generally on a review of the circumstances affecting results to determine if any events were unusual or unforeseen. For 2007, the HRC reviewed the corporate score and approved adjustments based on information presented by the Chief Executive Officer. The HRC, similarly, approved adjustments to the corporate score for 2006. The adjustments approved by the HRC for 2007 were based on unexpected occurrences that were beyond the control of the Company’s management (such as union elections in Atlantic City and Las Vegas, fires in Lake Tahoe and San Diego, affecting Harrah’s Rincon), and acquisitions that were not planned for (such as our acquisition in 2007 of a golf course in Macau).

The 2007 corporate score of .80 was approved by the HRC in February 2008 and payments will be made in accordance with the Annual Management Bonus Plan based on this score. For 2007, the HRC approved bonuses as a percent of eligible earnings for the Named Executive Officers as follows: 120% Mr. Loveman, 100% for Mr. Atwood, 86% for Mr. Jenkin, 60% for Mr. Halkyard, and 60% for Mr. Tolosa. Although officers that participate in the 2005 Senior Executive Incentive Plan do not participate in the Annual Management Bonus Plan, goals are set for all officers under this plan.

Due to the recent closing of the Merger, goals under the Annual Management Bonus Plan have not been set for 2008.

Equity Awards

As approved by stockholders in 2006, the Harrah’s Entertainment, Inc. Amended and Restated 2004 Equity Incentive Award Plan (2004 EIAP) promoted the success and enhances the value of the Company by linking the personal interests of the members of the Board, employees, and senior executives to those of Company stockholders and by providing such individuals with an incentive for outstanding performance to generate superior returns to Company stockholders. The 2004 EIAP was intended to provide flexibility to the Company in its ability to motivate, attract, and retain the services of key employees. The 2004 EIAP provided for the grant of stock options, both incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards, and performance-based awards to eligible individuals.

Historically, the annual grant process for all eligible employees takes place during the summer HRC meeting. The actual timing of the annual grant process is driven by the natural building of pay elements as the year progresses (base, bonus, and then equity). In the first and second quarters of the calendar year, the Company’s management team is heavily involved in performance reviews, corresponding merit increases, and bonus payments. During the second and third quarters, the Company focuses on the equity grants. The second reason for the timing of grants is simply a product of the work load throughout the year, and with a summer equity grant date the administrative burden placed on the Company can be more easily absorbed. Lastly, the timing of the equity grants corresponds with the annual review of base salary by the HRC for our Chief Executive Officer and the other senior executives of the Company. Grant approvals can also be placed on the HRC agendas through the year, if necessary or appropriate. All equity grant dates coincide with the date the award is approved by the HRC, and as prescribed by the 2004 EIAP, the grant price is the average of the high and low price on the date prior to grant.

Historically, the HRC has approved the award grants after considering the recommendations made by the Chief Executive Officer for senior executives, and determines the grant size for the Chief Executive Officer. Generally, historically, the size of an equity grant is based on a target percent of base pay, but is adjusted higher or lower from the target percent based on individual performance, job responsibilities, and expected future performance. The Committee determines awards that it believes will be suitable for providing an adequate incentive for both performance and retention purposes. The dollar value of the award is determined by applying conventional methods for valuing equity awards.

As a result of the Merger, all unvested awards under the 2004 EIAP (and all predecessor equity incentive plans) vested at the closing in January 2008. Except for options awarded under the 2004 EIAP that were rolled over into the post-acquisition Company by Mr. Loveman, participants in the 2004 EIAP (and all predecessor plans) received consideration in the Merger for their awards. Participants who held restricted shares pursuant to the 2004 EIAP Plan (and any predecessor plans) received $90.00 per share, less any applicable withholding taxes. Participants who held options or stock appreciation rights under the 2004 EIAP (and any predecessor plans) received a cash payment equal to the excess of (a) the product of the number of shares subject to such options or stock appreciation right and the $90.00 per share merger consideration, over (b) the aggregate exercise price of the options or stock appreciation right, less any applicable withholding taxes. As a result of the Merger, no further awards will be made under the 2004 EIAP or any predecessor equity incentive plan.

In February 2008, the Board of Directors approved and adopted the Harrah’s Entertainment, Inc. Management Equity Incentive Plan (the “Equity Plan”). The purpose of the Equity Plan is to promote our long term financial interests and growth by attracting and retaining management and other personnel and key service providers with the training, experience and ability to enable them to make a substantial contribution to the success of our business; to motivate management personnel by means of growth-related incentives to achieve long range goals; and to further the alignment of interests of participants with those of our stockholders.

In February 2008, the Board of Directors approved grants as follows to our named executive officers:

Executive	Number of Shares of Time Based Options	Number of Shares of Performance Based Options
Gary Loveman	466,729	549,224
Charles Atwood	40,212	24,127
Jonathan Halkyard	51,147	30,688
Thomas Jenkin	68,785	41,271
Carlos Tolosa	29,630	17,778

Except as described below, the time based options vest and become exercisable in equal increments of 20% on each of the first five anniversaries of the Merger. The time vested options have a strike price equivalent to fair market value on the date of grant (as determined reasonably and in good faith by the Board of Directors). Messrs Atwood and Tolosa have time based options which vest 50% at 18 months after the date of the Merger and 50% at the third anniversary of the Merger.

The performance based options vest based on investment return to our stockholders. One-half of the performance based options become eligible to vest upon the stockholders receiving cash proceeds equal to two times their amount invested (the “2X options”), and one-half of the performance based options become eligible to vest upon the stockholders receiving cash proceeds equal to three times their amount invested (the “3X options”). In addition, the performance based options may vest earlier at lower thresholds upon liquidity events prior to December 31, 2011, as well as pro-rata, in certain circumstances.

The combination of time and performance based vesting of the options is designed to compensate executives for long term commitment to the Company, while motivating sustained increases in our financial performance and helping ensure the stockholders have received an appropriate return on their invested capital.

Employment Agreements and Severance Agreements

We have entered into employment agreements with each of our NEO’s, and severance agreements which each of our NEO’s, other than Mr. Loveman. The HRC and the board of directors have put these agreements in place in order to attract and retain the highest quality executives. At least annually, the Company’s compensation department reviews our termination and change in control arrangements against peer companies as part of its review of the Company’s overall compensation package for executives to ensure that it is competitive. The compensation department’s analysis is performed by reviewing each of our executives under several factors, including the individual’s role in the organization, the importance of the individual to the organization, the ability to replace the executive if he/she were to leave the organization, and the level of competitiveness in the marketplace to replace an executive while minimizing the affect to the on-going business of the Company. The compensation department presents its assessment to the Committee for feedback. The Committee reviews the information, and determines if changes are necessary to the termination and severance packages of our executives.

Policy Concerning Tax Deductibility

The HRC’s policy with respect to qualifying compensation paid to its executive officers for tax deductibility purposes is that executive compensation plans will generally be designed and implemented to maximize tax deductibility. However, non-deductible compensation may be paid to executive officers when necessary for competitive reasons or to attract or retain a key executive, or where achieving maximum tax deductibility would be considered disadvantageous to the best interests of the Company. For 2007, Messrs. Loveman, Atwood, Jenkin and Tolosa received total compensation over the $1 million deductibility limit so that $2,667,630, $5,266,431, $3,343,567 and $5,241,834, respectively, of their total compensation will not be deductible by the Company. The Company’s 2005 Senior Executive Incentive Plan is intended to comply with Section 162(m) of the Internal Revenue Code so that annual bonuses paid under these plans will be eligible for deduction by the Company. See “Senior Executive Incentive Plan” above.

Stock Ownership Requirements

In 2002, our board of directors adopted a policy requiring our executives to own shares of our common stock, excluding stock options or unvested restricted stock, having a value equal to or greater than an established multiple ranging between one times and three times the executive’s annual base salary. We maintained these guidelines in an effort to firmly align the interests of our executives with those of our stockholders and to ensure our executives maintained a significant stake in our long term performance. As a privately held company, we no longer have a policy regarding stock ownership.

Chief Executive Officer’s Compensation

The objectives of our Chief Executive Officer are approved annually by the Committee. These objectives are revisited each year. The objectives for 2007 were:

•	developing and implementing the Company’s strategic direction;

•	maximizing stockholder value, increasing the Company’s earnings per share to established goals and ensuring implementation of measures related to reducing corporate overhead;

•	fostering the Company’s commitment to financial integrity, legal and regulatory compliance, and ethical business conduct;

•	preserving and enhancing the Company’s leadership in promoting responsible gaming;

•	assuring customer satisfaction and loyalty through operational and service excellence and technological innovation;

•	enhancing employee effectiveness by creating a high performance employee culture and removing layers in operating reporting structure; and

•	pursuing new development opportunities for the Company.

The Committee’s assessment of the Chief Executive Officer’s performance is based on a subjective review of performance against these objectives. Specific weights may be assigned to particular objectives at the discretion of the Committee, and those weightings, or more focused objectives are communicated to the Chief Executive Officer at the time the goals are set forth. However, no specific weights were set against the Chief Executive Officer’s objectives in 2007.

As Chief Executive Officer, Mr. Loveman’s base salary was based on his performance, his responsibilities and the compensation levels for comparable positions in other companies in the hospitality, gaming, entertainment, restaurant and retail industries. Merit increases in his salary are a subjective determination by the Committee, which bases its decision upon his prior year’s performance versus his objectives as well as upon an analysis of competitive salaries. Although base salary increases are subjective, the Committee reviews Mr. Loveman’s base salary against peer groups, his roles and responsibilities within the Company, his contribution to the Company’s success and his individual performance against his stated objective criteria.

The Committee used the 2005 Senior Executive Incentive Plan to determine the Chief Executive Officer’s bonus for 2007. Under this plan, bonus is based on the Company achieving a specific financial objective. For 2007, the objective was based on the Company’s EBITDA, as more fully described above. The HRC has discretion to reduce bonuses (as permitted by Section 162(m) of the Internal Revenue Code), and it is the normal practice of the Committee to reduce the Chief Executive Officer’s bonus by reference to the achievement of performance goals and bonus formulas used under the Annual Management Bonus Plan. For 2007, the Committee reviewed the Chief Executive Officer’s performance against his objectives, and determined to pay him a bonus in an amount that would have been paid under the Annual Management Bonus Plan as if he was a participant under that plan, as more fully described above.

Mr. Loveman’s salary, bonus and equity awards differ from those of our other named executive officers in order to (a) keep Mr. Loveman’s compensation in line with Chief Executive Officer’s of our other gaming, hotel and lodging companies, as well as other consumer oriented companies, (b) compensate him for the role as the leader and public face of the Company and (c) compensate him for attracting and retaining the Company’s senior executive team.

Personal Benefits and Perquisites

During 2007, all of our NEOs received a financial counseling reimbursement benefit, and were eligible to participate in the Company’s deferred compensation plan, the Executive Supplemental Savings Plan II, and the Company’s health and welfare benefit plans, including the Harrah’s Savings and Retirement Plan. The NEOs also received matching amounts from the Company pursuant to the plan documents, which are the same for all employees eligible for these plans. Amounts received by each NEO pursuant to these benefits are included in the “Summary Compensation Table” set forth herein.

Additionally, we provided for their personal use company aircraft for Messrs. Loveman and Tolosa at certain times during 2007. Lodging expenses were incurred by Mr. Loveman for use of his Las Vegas-based residence. We also provided security for Mr. Loveman and his family. The decision to provide Mr. Loveman with the personal security benefit was prompted by the results of an analysis provided by an independent professional consulting firm specializing in executive safety and security. Based on these results, the HRC approved personal security services to Mr. Loveman and his family.

These perquisites are more fully described in the “Summary Compensation Table” set forth herein.

Our use of perquisites as an element of compensation is limited. We do not view perquisites as a significant element of our comprehensive compensation structure, but do believe that they can be used in conjunction with base salary to attract, motivate and retain individuals in a competitive environment.

Under the Company’s group life insurance program, senior executives, including the NEOs, are eligible for an employer provided life insurance benefit equal to three times their base annual salary, with a maximum benefit of $5.0 million. Mr. Loveman is provided with a life insurance benefit of $3.5 million under our group life insurance program and additional life insurance policies with a benefit of $2.5 million.

In addition to the standard group long term disability benefit, the Chief Executive Officer and all other NEOs are covered under a Company-paid individual long-term disability insurance policy paying an additional $5,000 monthly benefit. Mr. Loveman is also covered under a supplemental long-term disability policy with a maximum benefit of $5,000,000 payable in a lump sum.

Elements of Post-Employment Compensation and Benefits

Employment Arrangements

Chief Executive Officer

Mr. Loveman entered into a new employment agreement on January 28, 2008, which provides that Mr. Loveman will serve as Chief Executive Officer and President until January 28, 2013, and the agreement shall extend for additional one year terms thereafter unless terminated by the Company or Mr. Loveman at least 60 days prior to each anniversary thereafter. Mr. Loveman’s annual salary is $2,000,000, subject to annual merit reviews by the Human Resources Committee. Pursuant to the agreement, Mr. Loveman received a grant of stock options pursuant to the Equity Plan (described above).

Pursuant to his employment agreement, Mr. Loveman is entitled to participate in the annual incentive bonus compensation programs with a minimum target bonus of 1.5 times his annual salary. In addition, the agreement entitles Mr. Loveman to an individual long-term disability policy with a $180,000 annual maximum benefit and an individual long term disability excess policy with an additional $540,000 annual maximum benefit. Mr. Loveman is also entitled to life insurance with a death benefit of at least three times his base annual salary. In addition, Mr. Loveman is entitled to financial counseling reimbursed by the Company, up to $50,000 per year. The agreement also requires Mr. Loveman, for security purposes, to use the Company’s aircraft, or other private aircraft, for himself and his family for business and personal travel. The agreement also provides that Mr. Loveman will be provided with accommodations while performing his duties in Las Vegas, and the Company will also pay Mr. Loveman a gross-up payment for any taxes incurred for such accommodations. Our Board can terminate the employment agreement with or without cause, and Mr. Loveman can resign, at any time.

If the Company terminates the agreement without cause, or if Mr. Loveman resigns for good reason:

•	Mr. Loveman will be paid, in equal installments over a 24 month period, two times his annual salary plus his target bonus;

•	Mr. Loveman will continue to have the right to participate in Company benefit plans (other than bonus and long-term incentive plans) for a period of two years beginning on the date of termination; and

•	his pro-rated bonus (at target) for the year of termination.

“Cause” is defined under the agreement as:

(i) the willful failure of Mr. Loveman to substantially perform his duties with the Company or to follow a lawful reasonable directive from the Board of Directors of the Company (other than any such failure resulting from incapacity due to physical or mental illness), after a written demand for substantial performance is delivered to Mr. Loveman by the Board which specifically identifies the manner in which the Board believes that Mr. Loveman has willfully not substantially performed his duties or has willfully failed to follow a lawful reasonable directive and Mr. Loveman is given a reasonable opportunity (not to exceed thirty (30) days) to cure any such failure, if curable.

(ii) (a) any willful act of fraud, or embezzlement or theft by Mr. Loveman, in each case, in connection with his duties under the employment agreement or in the course of his employment or (b) Mr. Loveman’s admission in any court, or conviction of, or plea of novo contender to, a felony that could reasonably be expected to result in damage to the business or reputation of the Company.

(iii) Mr. Loveman being found unsuitable for or having a gaming license denied or revoked by the gaming regulatory authorities in Arizona, California, Colorado, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, Missouri, Nevada, New Jersey, New York, or North Carolina.

(iv) (x) Mr. Loveman’s willful and material violation of, or noncompliance with, any securities laws or stock exchange listing rules, including, without limitation, the Sarbanes-Oxley Act of 2002, provided that such violation or noncompliance resulted in material economic harm to the Company, or (y) a final judicial order or determination prohibiting Mr. Loveman from service as an officer pursuant to the Securities and Exchange Act of 1934 or the rules of the New York Stock Exchange.

“Good Reason” shall mean, without Mr. Loveman’s express written consent, the occurrence of any of the following circumstances unless, in the case of paragraphs (a), (d), (e), (f), or (g) such circumstances are fully corrected prior to the date of termination specified in the written notice given by Mr. Loveman notifying the Company of his resignation for Good Reason:

(a) The assignment to Mr. Loveman of any duties materially inconsistent with his status as Chief Executive Officer of the Company or a material adverse alteration in the nature or status of his responsibilities, duties or authority;

(b) The requirement that Mr. Loveman report to anyone other than the Board;

(c) The failure of Mr. Loveman to be elected/re-elected as a member of the Board;

(d) A reduction by the Company in Mr. Loveman’s annual base salary of Two Million Dollars ($2,000,000.00), as the same may be increased from time to time pursuant by the HRC;

(e) The relocation of the Company’s principal executive offices from Las Vegas, Nevada, to a location more than fifty (50) miles from such offices, or the Company’s requiring Mr. Loveman either: (i) to be based anywhere other than the location of the Company’s principal offices in Las Vegas (except for required travel on the Company’s business to an extent substantially consistent with Mr. Loveman’s present business travel obligations); or (ii) to relocate his primary residence from Boston to Las Vegas;

(f) The failure by the Company to pay to Mr. Loveman any material portion of his current compensation, except pursuant to a compensation deferral elected by Mr. Loveman, or to pay to Mr. Loveman any material portion of an installment of deferred compensation under any deferred compensation program of the Company within thirty (30) days of the date such compensation is due;

(g) The failure by the Company to continue in effect compensation plans (and Mr. Loveman’s participation in such compensation plans) which provide benefits on an aggregate basis that are not materially less favorable, both in terms of the amount of benefits provided and the level of Mr. Loveman’s participation relative to other participants at Mr. Loveman’s grade level, to those in which Mr. Loveman is participating as of January 28, 2008;

(h) The failure by the Company to continue to provide Mr. Loveman with benefits substantially similar to those enjoyed by him under the Savings and Retirement Plan and the life insurance, medical, health and accident, and disability plans in which Mr. Loveman is participating as of January 28, 2008, the taking of any action by the Company which would directly or indirectly materially reduce any of such benefits or deprive Mr. Loveman of any material fringe benefit enjoyed by Mr. Loveman as of January 28, 2008, except as permitted by the employment agreement;

(i) Delivery of a written Notice of non-renewal of the employment agreement by the Company to Mr. Loveman; or

(j) The failure of the Company to obtain a satisfactory agreement from any successor to assume and agree to perform the employment agreement.

If the Company terminates the agreement for cause or Mr. Loveman terminates without good reason, Mr. Loveman’s salary will end as of the termination date.

After his employment with the Company terminates for any reason, Mr. Loveman will be entitled to participate in the Company’s group health insurance plans applicable to corporate executives, including family coverage, for his lifetime. The Company will pay 80% of the premium on an after-tax basis for this coverage, and Mr. Loveman will incur imputed taxable income equal to the amount of the Company’s payment. When Mr. Loveman becomes eligible for Medicare coverage, the Company’s group health insurance plan will become secondary, and Mr. Loveman will be eligible for the same group health benefits as normally provided to our other retired management directors. He will incur imputed taxable income equal to the premium cost of this benefit.

If a change in control were to occur during the term of Mr. Loveman’s employment agreement, and his employment was terminated involuntarily or he resigned for good reason within two years after the change in control, or if his employment was involuntarily terminated within six months before the change in control by reason of the request of the buyer, Mr. Loveman would be entitled to receive the benefits described above under termination without cause by the Company or by Mr. Loveman for good reason, except that (a) the multiplier would be three times (in lieu of two times) and (b) the payment would be in a lump sum (as opposed to over a 24 month period). In addition, if the payments are subject to a federal excise tax imposed on Mr. Loveman (the “Excise Tax”), the employment agreement requires the Company to pay Mr. Loveman an additional amount (the “Gross-Up Payment”) so that the net amount retained by Mr. Loveman after deduction of any Excise Tax on the change in control payments and all Excise Taxes and other taxes on the Gross-Up Payment, will equal the initial change in control payment, less normal taxes.

The agreement provides that Mr. Loveman will not compete with the Company or solicit employees to leave the Company above a certain grade level for a period of two years after termination of his active full time employment (which for this purpose does not include the salary continuation period).

Named Executive Officer Employment Arrangements

We also have employment agreements with our other NEOs and members of our senior management team, which provides for a base salary, subject to merit increases as our Human Resources Committee of the Board of Directors may approve. The agreements of Messrs. Jenkin, Halkyard and Tolosa expire on February 28, 2008; and Mr. Atwood’s agreement expires January 27, 2010. We anticipate entering into new employment agreements with our NEOs in the near future.

During the term of these employment agreements, each executive is entitled to participate in the incentive compensation programs and other benefits accorded to our senior officers, including eligibility to receive bonus compensation and equity awards under the 2004 EIAP as approved by the Human Resources Committee. The Company can terminate the employment agreement immediately with or without cause upon 30 days prior written notice. The executive can voluntarily resign upon 30 days prior written notice, or upon six months prior written notice if he or she is going to work or act in competition with the Company.

If the Company terminates any of these agreements without cause or does not renew the agreement upon expiration, the executive will receive eighteen months’ salary continuation and will not compete with the Company during that time. Stock options, restricted stock and stock appreciation rights will generally continue to be exercisable and to vest during the salary continuation, including vesting upon a change in control. If there were a change in control during the salary continuation and noncompete period, any unvested stock options would vest.

If (a) the executive attains age fifty (50) and, when added to his or her number of years of continuous service with the company, including any period of salary continuation, the sum of his or her age and years of service equals or exceeds sixty-five (65), and at any time after the occurrence of both such events Executive’s employment is terminated and his employment then terminates either (1) without cause or (2) due to non-renewal of the agreement, or (b) the executive attains age fifty-five (55) and, when added to his number of years of continuous service with the company, including any period of salary continuation, the sum of his age and years of service equals or exceeds sixty-five (65) and Executive’s employment is terminated other than for cause, he will be entitled to lifetime coverage under our group health insurance plan. The executive will be required to pay 20% of the premium for this coverage and the Company will pay the remaining premium, which will be imputed taxable income to the executive. This insurance coverage terminates if the executive competes with the Company.

Severance Agreements

We have entered into severance agreements with each of the NEOs, other than Mr. Loveman. The severance agreements relate to a change in control, which occurred pursuant to the definition of change in control in the severance agreements on January 28, 2008 as a result of the Merger. We believe these agreements reinforce and encourage the attention and dedication of our executives if they are faced with the possibility of a change in control of the Company that could affect their employment. The Severance Agreements of Messrs. Atwood, Jenkin, Halkyard and Tolosa became effective January 1, 2004.

The severance agreements provide, under the circumstances described below, for a compensation payment (the “Compensation Payment”) of:

•

three times “annual compensation” (which includes salary and bonus (calculated as the average of the Executive’s annual bonuses for the three highest calendar years during the five calendar years preceding the calendar year in which the change in control occurred) amounts but excludes restricted stock vestings and compensation or dividends related to restricted stock, stock options or stock appreciation rights).

•	any bonus accrued for the prior year and pro-rata for the current year up to the date of termination.

•

an additional payment (the “Gross-Up Payment”) so that the net amount retained on the payments made under the Severance Agreement (“Severance Payments”) which are subject to a federal excise tax imposed on the executive (the “Excise Tax”) will equal the initial Severance Payments less normal taxes.

•	life, accident and health insurance benefits for twenty four months substantially similar to those which the executive was receiving immediately prior to termination.

•	reasonable legal fees and expenses incurred by the executive as a result of termination.

The severance agreements entitle each of them to the Compensation Payment after a change in control if, within two years of the change in control, their employment is terminated without cause, or they resign with good reason, or if their employment is terminated without cause within six months before a change in control at the request of the buyer.

“Good Reason” is defined under the severance agreements as, without the executive’s express written consent, the occurrence after Change in Control of the Company, of any of the following circumstances unless such circumstances occur by reason of their death, disability or the executive’s voluntary termination or voluntary retirement, or, in the case of paragraphs (i), (ii), (iii), (iv) or (v), such circumstances are fully corrected prior to the date of termination, respectively, given in respect thereof:

(i) The assignment to executive of any duties materially inconsistent with his status immediately prior to the Change in Control or a material adverse alteration in the nature or status of his or her responsibilities;

(ii) A reduction by the Company in executive’s annual base salary as in effect on the date of the severance agreement or as the same may have been increased from time to time;

(iii) The relocation of the Company’s executive offices where executive is located just prior to the Change in Control to a location more than fifty (50) miles from such offices, or the Company’s requiring executive to be based anywhere other than the location of such executive offices (except for required travel on the Company’s business to an extent substantially consistent with your business travel obligations during the year prior to the Change in Control);

(iv) The failure by the Company to pay to executive any material portion of current compensation, except pursuant to a compensation deferral elected by executive required by agreement, or to pay any material portion of an installment of deferred compensation under any deferred compensation program of the Company within thirty (30) days of the date such compensation is due;

(v) Except as permitted by any agreement, the failure by the Company to continue in effect any compensation plan in which executive is participating immediately prior to the Change in Control which is material to executive’s total compensation, including but not limited to, the Company’s annual bonus plan, the ESSP, or the Stock Option Plan or any substitute plans, unless an equitable arrangement (embodied in an ongoing substitute or alternative plan) has been made with respect to such plan, or the failure by the Company to continue executive’s participation therein (or in such substitute or alternative plan) on a basis not materially less favorable, both in terms of the amount of benefits provided and the level of your participation relative to other participants at grade level;

(vi) The failure by the Company to continue to provide executive with benefits substantially similar to those enjoyed by executive under the Savings and Retirement Plan and the life insurance, medical, health and accident, and disability plans in which executive is participating at the time of the Change in Control, the taking of any action by the Company which would directly or indirectly materially reduce any of such benefits or deprive executive of any material fringe benefit enjoyed by executive at the time of Change in Control;

(vii) The failure of the Company to obtain a satisfactory agreement from any successor to assume and agree to perform this Agreement; or

(viii) Any purported termination of executive’s employment by the Company which is not effected pursuant to a notice of termination satisfying the requirements set forth in the severance agreement.

A Change in Control is defined in the Severance Agreements as the occurrence of any of the following:

1. any person becomes the beneficial owner of 25% or more of our then outstanding voting securities, regardless of comparative voting power of such securities;

2. within a two-year period, members of the Board of Directors at the beginning of such period and their approved successors no longer constitute a majority of the Board;

3. the closing of a merger or other reorganization where the voting securities of the Company prior to the merger or reorganization represent less than a majority of the voting securities after the merger or consolidation; or

4. stockholder approval of the liquidation or dissolution of the Company.

In addition to payments described above, under the severance agreements, NEOs receive accelerated vesting of certain stock options, or if the executive’s employment terminates subsequent to a change in control or within six months before the change in control by request of the buyer, accelerated vesting of all options (“Accelerated Payments”). Any unvested restricted stock and stock options granted prior to 2001 will vest automatically upon a change in control regardless of whether the executive is terminated, as will any stock options granted in 2001 or later which are not assumed by the acquiring company. All unvested stock options granted in 2001 and later, including those assumed by the acquiring company, will vest if the executive becomes eligible for a Compensation Payment. At the election of the Company, the Company may “cash out” all or part of the executive’s outstanding and unexercised options, with the cash payment based upon the higher of the closing price of the Company’s common stock on the date of termination and the highest per share price for Company common stock actually paid in connection with any change in control. The Merger constituted a Change in Control under the Severance Agreements and all equity awards held by Messrs. Atwood, Jenkin, Halkyard and Tolosa were cancelled and cashed-out at the merger consideration of $90.00 per share (less applicable exercise prices and withholding taxes).

None of the executives is entitled to the Compensation Payment after a change in control if their termination is (i) by the Company for cause, or (ii) voluntary and not for good reason (as defined above).

For purposes of the severance agreements, “Cause” shall mean:

(i) willful failure to perform substantially duties or to follow a lawful reasonable directive from a supervisor or the Board, as applicable, (other than any such failure resulting from incapacity due to physical or mental illness), after a written demand for substantial performance is delivered by a supervisor or the Board, as applicable, which specifically identifies the manner in which a supervisor or the Board, as applicable, believe that the executive has not substantially performed his or her duties or to follow a lawful reasonable directive and you are given a reasonable opportunity (not to exceed thirty (30 days) to cure any such failure to substantially perform, if curable;

(ii) (A) any willful act of fraud, or embezzlement or theft, in each case, in connection with the executive’s duties to the Company of in the course of employment with the Company or (B) admission in any court, or conviction of, a felony involving moral turpitude, fraud, or embezzlement, theft or misrepresentation, in each case against the Company;

(iii) being found unsuitable for or having a gaming license denied or revoked by the gaming regulatory authorities in Arizona, California, Colorado, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, Missouri, Nevada, New Jersey, New York and North Carolina;

(iv) (A) willful and material violation of, or noncompliance with, any securities laws or stock exchange listing rules, including, without limitation, the Sarbanes Oxley Act of 2002 if applicable, provided that such violation or noncompliance resulted in material economic harm to the Company, or (B) a final judicial order of determination prohibiting the executive from service as an officer pursuant to the Securities Exchange Act of 1934 and the rules of the New York Stock Exchange.

If an executive officer becomes entitled to payments under a severance agreement (“Severance Payments”) which is subject to a federal excise tax imposed on the executive (the “Excise Tax”), the severance agreements require the Company to pay the executive an additional amount (the “Gross-Up Payment”) so that the net amount retained by the executive after deduction of any Excise Tax on the Severance Payments and all Excise Taxes and other taxes on the Gross-Up Payment, will equal the initial Severance Payments less normal taxes.

Each severance agreement has a term of one calendar year and is renewed automatically each year starting January 1 unless we give the executive six months notice of non-renewal. In cases where a potential change in control (as defined) has occurred or the non-renewal is done in contemplation of a potential change in control, we must give the executive one year’s notice. Each severance agreement provides that if a change in control occurs during the original or extended term of the agreement, then the agreement will automatically continue in effect for a period of 24 months beyond the month in which the change in control occurred. Therefore, since the Merger was a change in control under the severance agreement, each NEOs severance agreement shall continue in effect until January 2010 (24 months after the change in control occurred).

Deferred Compensation Plans

The Company has one deferred compensation plan, the Executive Supplemental Savings Plan II (“ESSP II”), currently active, although there are five other plans that contain deferred compensation assets: Harrah’s Executive Deferred Compensation Plan (“EDCP”), the Harrah’s Executive Supplemental Savings Plan (“ESSP”), Harrah’s Deferred Compensation Plan, the Restated Park Place Entertainment Corporation Executive Deferred Compensation Plan, and the Caesars World, Inc. Executive Security Plan.

Further deferrals into the EDCP were terminated in 2001 when the Human Resources Committee approved the ESSP, which permits certain key employees, including executive officers, to make deferrals of specified percentages of salary and bonus. No deferrals were allowed after December 2004 into ESSP, and the Company approved the ESSP II, which complies with the American Jobs Creation Act of 2004 and allowed deferrals starting in 2005. ESSP II, similar to ESSP, allows participants to choose from a selection of varied investment alternatives and the results of these investments will be reflected in their deferral accounts. To assure payment of these deferrals, a trust fund was established similar to the escrow fund for the EDCP. The trust fund is funded to match the various types of investments selected by participants for their deferrals.

ESSP and ESSP II do not provide a fixed interest rate, as the EDCP does, and therefore the market risk of plan investments is borne by participants rather than the Company. To encourage EDCP participants to transfer their account balances to the ESSP thereby reducing the Company’s market risk, the Company approved a program in 2001 that provided incentives to a limited number of participants to transfer their EDCP account balances to the ESSP. Under this program, a currently employed EDCP participant who was five or more years away from becoming vested in the EDCP retirement rate, including any executive officers who were in this group, received an enhancement in his or her account balance if the participant elected to transfer the account balance to the ESSP. The initial enhancement was the greater of (a) twice the difference between the participant’s termination account balance and retirement account balance, (b) 40% of the termination account balance, not to exceed $100,000, or (c) four times the termination account balance not to exceed $10,000. Upon achieving eligibility for the EDCP retirement rate (age 55 and 10 years of service), the participant electing this program will receive an additional enhancement equal to 50% of the initial enhancement. Pursuant to the ESSP, the additional enhancement vested upon the closing of the Merger. Mr. Loveman elected to participate in this enhancement program, and therefore no longer has an account in the EDCP.

Messrs. Atwood, Jenkin and Tolosa maintain a balance in the EDCP. Under the EDCP, the executive earns the retirement rate under the EDCP if he attains (a) specified age and service requirements (55 years of age plus 10 years of service or 60 years of age) or (2) attains specified age and service requirements (is at least 50 years old, and when added to years of service, equals 65 or greater) and if his employment is terminated without cause pursuant to his employment agreement. The executive receives service credit under the EDCP for any salary continuation and noncompete period. Additionally, if an executive is “separated from service” within 24 months of the Merger, the executive earns the retirement rate under the EDCP. Messrs. Atwood and Tolosa have attained the specified age and service requirements under the EDCP to earn the retirement rate. Mr. Jenkin will receive the retirement rate if he (1) is terminated without cause under his employment agreement, (2) is “separated from service” within 24 months after the Merger, or (3) he meets the age requirement.

While further deferrals into the EDCP were terminated, and while most EDCP participants transferred their EDCP account balance to the ESSP, amounts deferred pursuant to the EDCP prior to its termination and not transferred to the ESSP remain subject to the terms and conditions of the EDCP and will continue to earn interest as described above.

Under the deferred compensation plans, a change in control of the Company (such as the Merger) requires that the trust and escrow fund be fully funded.

REPORT OF THE HUMAN RESOURCES COMMITTEE

To the Board of Directors of Harrah’s Entertainment, Inc.:

Our role is to assist the Board of Directors in its oversight of the Company’s executive compensation, including approval and evaluation of director and officer compensation plans, programs and policies and administration of the Company’s bonus and other incentive compensation plans.

We have reviewed and discussed with management the Compensation Discussion and Analysis.

Based on the review and discussion referred to above, we recommend to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Kelvin Davis
Marc Rowan

The above Report of the Human Resources Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this Report by reference therein.

The Summary Compensation Table below sets forth certain compensation information concerning the Company’s Chief Executive Officer, Chief Financial Officer and our three additional most highly compensated executive officers during 2007.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Option Awards and Stock Appreciation Rights ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total($)
Gary W. Loveman, Chairman, President and CEO	2007 2006	2,000,000 2,000,000	— —	937,504 937,504	8,509,684 7,673,070	2,400,000 2,490,000	— —	1,575,044 1,139,271	15,422,232 14,239,845

Jonathan S. Halkyard, Senior Vice President, Chief Financial Officer and Treasurer(1)	2007 2006	560,769 420,740	— —	— —	445,580 494,175	336,461 236,772	— —	39,882 15,832	1,382,692 1,167,519

Charles L. Atwood, Vice Chairman and Former Chief Financial Officer	2007 2006	1,300,000 1,122,885	— —	— 393,970	2,569,501 2,617,175	1,300,000 1,164,993	2,310 2,322	55,940 164,783	5,227,751 5,466,128

Thomas M. Jenkin, President, Western Division	2007 2006	1,134,615 1,035,769	— —	— 181,449	1,242,669 1,262,919	978,605 1,326,432	213,821 198,963	57,559 115,323	3,627,269 4,120,855

J. Carlos Tolosa, President, Eastern Division	2007 2006	1,075,000 1,035,773	— —	— 295,770	2,116,274 1,745,111	645,000 602,290	96,286 91,049	334,653 357,605	4,267,213 4,127,598

(1)	Mr. Halkyard became our Chief Financial Officer on August 1, 2006.
(2)	The value of stock awards, option awards and stock appreciation rights was determined as required by Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). See Note 15 in the Notes to Consolidated Financial Statements for details on assumptions used in the valuation. The Merger triggered accelerated vesting of the unvested restricted stock, option awards, and stock appreciation rights. The value of the 2008 vesting of option awards and stock appreciation rights as a result of the Merger is as follows: Mr. Loveman, $10,329,474; Mr. Halkyard, $237,232; Mr. Atwood, $1,668,170; Mr. Jenkin, $774,778; and Mr. Tolosa, $777,169.
(3)	Non-Equity Incentive Plan Compensation amounts for 2007 were determined in February 2008 by the HRC pursuant to the Senior Executive Incentive Plan for Messrs. Loveman, Atwood and Halkyard and the Annual Management Bonus Plan for Messrs. Jenkin and Tolosa. The plans provide the opportunity for the Company’s senior executives and other participants to earn an annual bonus payment based on meeting corporate financial and non-financial goals, which are established each plan year by the HRC. See “Compensation Discussion and Analysis—Elements of Compensation—Annual Management Bonus Plan” for more details on the plan.
(4)	Includes above market earnings on the balance the executives maintain in the EDCP. Mr. Atwood and Mr. Tolosa have attained the specified age and service requirements such that they earn the retirement rate of interest on their EDCP balances. Mr. Jenkin has not attained the specified age and service requirements to earn the retirement rate of interest. However, we have assumed Mr. Jenkin will attain the specified age and service requirements in calculating the above market earnings on his EDCP balance. In October 1995, the HRC approved a fixed retirement rate of 15.5% for all account balances under the EDCP as of December 31, 1995 (subject to plan minimum rates contained in the EDCP). The interest rates on post 1995 deferrals continue to be approved each year by the Committee. The retirement rate on post 1995 deferrals during 2007 was the EDCP’s minimum retirement rate which was 9.1%.
(5)	All Other Compensation includes the amounts in the following table:

Name	Year	Executive Security ($)	Allocated amount for aircraft usage ($)	Allocated amount for company lodging and the associated taxes ($)	Matching contributions to the ESSP II ($)	Dividends paid on unvested stock awards ($)
Gary W. Loveman	2007 2006	693,991 276,720	461,977 435,786	162,448 141,665	— —	— 123,958

Charles L. Atwood	2006	—	—	—	28,119	91,500

Thomas M. Jenkin	2007 2006	— —	— —	— —	28,967 25,823	— 61,000
J. Carlos Tolosa	2007 2006	— —	248,196 174,696	— —	— —	— 97,600

All other compensation is detailed in the above table only to the extent that the amount of any individual perquisite item exceeds the greater of $25,000 or 10% of the executive’s total perquisites.

Mr. Loveman is required to have executive security protection which is provided at the Company’s cost; See “Compensation Discussion & Analysis—Personal Benefits and Perquisites” for additional information.

The amount allocated to Messrs. Loveman and Tolosa for personal and/or commuting aircraft usage is calculated based on the incremental cost to us of fuel, trip-related maintenance, crew travel expenses, on-board catering, landing fees, trip-related hangar/parking costs and other miscellaneous variable costs. Since our aircraft are used primarily for business travel, we do not include the fixed costs that do not change based on usage, such as pilots’ salaries, depreciation of the purchase costs of the Company-owned aircraft, and the cost of maintenance not specifically related to trips. For security reasons, Mr. Loveman is required to use Company aircraft for personal and commuter travel.

The amount allocated to Mr. Loveman for company lodging while in Las Vegas and the associated taxes are based on his respective taxable earnings for such lodging.

The Company does not provide a fixed benefit pension plan for its executives but maintains a deferred compensation plan, the Executive Supplemental Savings Plan II (“ESSP II”), under which the executives may defer a portion of their compensation. The ESSP II is a variable investment plan that allows the executives to direct their investments by choosing among several investment alternatives.

The executives received quarterly dividends during 2007 on their unvested restricted stock awards on the same basis as all stockholders of the Company and as all other employees holding unvested restricted stock awards.

As a result of the Merger, the executives received the following payments due to the acceleration of vesting and cash out of all awards under our equity award plans: Mr. Loveman, $89,097,053; Mr. Halkyard, $4,811,551; Mr. Atwood, $11,774,775; Mr. Jenkin, $6,698,600 and Mr. Tolosa, $14,030,134.

Discussion of Summary Compensation Table

Each of our named executive officers have entered into employment and severance agreements (except Mr. Loveman who does not have a severance agreement) with the Company that relate to the benefits that the named executive officers receive upon termination. See “Compensation Discussion & Analysis—Elements of Post Employment Compensation and Benefits—Employment Arrangements” for additional information.

The following table gives information regarding potential incentive compensation for 2007 to our executive officers named in the Summary Compensation Table. No equity awards were granted to any of our executive officers named in the Summary Compensation Table in 2007.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options/ SARs (#)	Exercise or Base Price of Option/SARs Awards ($/Sh)	Closing Market Price on Grant Date ($/Sh)	Grant date fair value of stock and option/ SARs awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Gary W. Loveman	n/a	2,400,000	3,000,000	5,000,000	—	—	—	—	—	—	—	—

Jonathan S. Halkyard	n/a	336,461	420,577	1,051,442	—	—	—	—	—	—	—	—

Charles L. Atwood	n/a	1,300,000	1,625,000	4,062,500	—	—	—	—	—	—	—	—

Thomas M. Jenkin	n/a	680,769	850,961	2,127,403	—	—	—	—	—	—	—	—
J. Carlos Tolosa	n/a	645,000	806,250	2,015,625	—	—	—	—	—	—	—	—

(1)	Represents potential threshold, target and maximum incentive compensation for 2007. Amounts actually paid for 2007 are described in the “Non Equity Incentive Plan Compensation” column in the Summary Compensation Table.

Discussion of Grants of Plan Based Awards Table

The Harrah’s Entertainment, Inc. Amended and Restated 2004 Equity Incentive Award Plan (“2004 EIAP”) promotes the success and enhances the value of the Company by linking the personal interests of the members of the Board, employees, and senior executives to those of Company stockholders and by providing such individuals with an incentive for outstanding performance to generate superior returns to Company stockholders.

Historically, each executive officer is normally granted an equity award that will give such officer an estimated dollar value of stock compensation targeted to equal a percentage of salary. This percentage increases commensurate with the grade level of the officer and is determined by an assessment of competitive stock awards. The Human Resource Committee determines awards that it believes will be suitable for providing an adequate incentive for both performance and retention purposes. The dollar value of the award is determined by applying conventional methods for valuing equity awards. For a more detailed discussion of how equity grants are determined, see “Compensation Discussion & Analysis—Elements of Compensation—Equity Awards.” However, due to the pending Merger, no equity awards were granted to any of our executive officers named in the Summary Compensation Table in 2007.

Other than as noted below related to Mr. Loveman, pursuant to the Merger Agreement, all vested and unvested equity awards were terminated upon the consummation of the Merger in exchange for (a) $90.00 per share for restricted stock and (b) the difference between $90.00 per share and the exercise price per share for options and stock appreciation rights.

On January 27, 2008, Mr. Loveman and the Company entered into a stock option rollover agreement that provides for the conversion of options to purchase shares of the Company prior to the Merger into options to purchase shares of the Company following the Merger with such conversion preserving the intrinsic “spread value” of the converted option. The rollover option is immediately exercisable with respect to 133,333 shares of non-voting common stock of the Company at an exercise price of $25.00 per share. The rollover options expire on June 17, 2012.

In February 2008, the Board of Directors approved and adopted the Harrah’s Entertainment, Inc. Management Equity Incentive Plan and awarded grants to each of our named executive officers. See “Compensation Discussion and Analysis – Elements of Compensation-Equity Awards” for more information.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Options/SARs Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options/SARs (#) Exercisable	Number of Securities Underlying Unexercised Options/SARs (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options/SARs (#)	Options/SARs Exercise Price ($)	Options/SARs Expiration Date(2)	Number of Shares or Units of Stock That Have Not Vested (#)(3)	Market Value of Shares or Units of Stock That Have Not Vested ($)(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Gary W. Loveman	350,000	—	—	28.8125	11/15/2010	—	—	—	—
	136,600	—	—	25.6250	1/2/2011	—	—	—	—
	85,000	—	—	47.0250	6/19/2009	—	—	—	—
	170,694	170,695	—	46.1350	9/5/2009	—	—	—	—
	130,000	—	—	43.4950	6/18/2010	—	—	—	—
	250,000	—	—	52.5850	6/16/2011	—	—	—	—
	400,000	600,000	—	73.9500	6/17/2012	—	—	—	—
	70,000	280,000	—	64.9700	7/19/2013	—	—	—	—
	—	—	—	—	—	54,189	4,809,274	—	—

Jonathan S. Halkyard	8,387	—	—	43.4950	6/18/2010	—	—	—	—
	50,000	—	—	43.4350	11/11/2010	—	—	—	—
	25,000	—	—	52.5850	6/16/2011	—	—	—	—
	26,667	13,333	—	73.9500	6/17/2012	—	—	—	—
	8,202	16,404	—	64.9700	7/19/2013	—	—	—	—

Charles L. Atwood	25,000	—	—	43.4950	6/18/2010	—	—	—	—
	82,000	—	—	52.5850	6/16/2011	—	—	—	—
	133,333	66,667	—	73.9500	6/17/2012	—	—	—	—
	57,719	115,438	—	64.9700	7/19/2013	—	—	—	—

Thomas M. Jenkin	18,978	—	—	43.4950	6/18/2010	—	—	—	—
	18,333	—	—	47.1000	11/13/2010	—	—	—	—
	37,733	—	—	52.5850	6/16/2011	—	—	—	—
	66,667	33,333	—	73.9500	6/17/2012	—	—	—	—
	26,805	53,609	—	64.9700	7/19/2013	—	—	—	—

J. Carlos Tolosa	51,208	51,209	—	46.1350	9/05/2009	—	—	—	—
	75,000	—	—	43.4950	6/18/2010	—	—	—	—
	65,000	—	—	52.5850	6/16/2011	—	—	—	—
	66,667	33,333	—	73.9500	6/17/2012	—	—	—	—
	26,805	53,609	—	64.9700	7/19/2013	—	—	—	—

(1)	Except for certain grants made to Mr. Loveman, annual option and SARs awards granted to employees vest in 1/3 increments over a two and one half to three year period. Other award grants vest as determined by the Human Resource Committee.
(2)	The options and SARs granted to the executives after February 2002 expire seven years from the original date of grant. Options granted prior to February 2002 expire ten years from the date of grant.
(3)	The unvested stock awards granted to Mr. Loveman vested on January 1, 2008.
(4)	The market value of the awards is $88.75 per share, the closing price of our stock on December 31, 2007.

For a discussion of the treatment of equity awards in the Merger, see above under “—Discussion of Grants of Plan Based Awards Table.”

The following table gives certain information concerning stock option exercises during 2007 by our executive officers named in the Summary Compensation Table. It also gives information concerning option values.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(1)
Gary W. Loveman	—	—	27,095	2,241,298
Jonathan S. Halkyard(2)	6,458	246,933	—	—
Charles L. Atwood	—	—	60,000	4,963,200
Thomas M. Jenkin	—	—	40,000	3,308,800
J. Carlos Tolosa	—	—	64,000	5,294,080

(1)	Vested on January 1, 2007 at $82.72 per share
(2)	Exercised on March 20, 2007 at $83.62 per share

For a discussion of the treatment of equity awards in the Merger, see above under “—Discussion of Grants of Plan Based Awards Table.”

NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in 2007 ($)(1)	Registrant Contributions in 2007 ($)(1)	Aggregate Earnings in 2007 ($)(1)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance in 2007 ($)(2)
Gary W. Loveman	2,228,750	53,700	635,009	—	12,668,012
Jonathan S. Halkyard	104,054	11,025	37,721	—	498,941
Charles L. Atwood	—	—	199,132	—	1,958,851
Thomas M. Jenkin	445,070	28,967	643,540	—	7,186,113
J. Carlos Tolosa	290,250	25,950	324,986	—	4,195,870

(1)	The following deferred compensation contribution and earnings amounts were reported in the 2007 Summary Compensation Table.

Name	Contributions in 2007 ($)	Above Market Earnings in 2007 ($)
Gary W. Loveman	2,282,450	—
Jonathan S. Halkyard	115,079	—
Charles L. Atwood	—	2,310
Thomas M. Jenkin	474,037	213,821
J. Carlos Tolosa	316,200	96,286

All other earnings were at market rates from deferred compensation investments directed by the executives.

(2)	The following deferred compensation contribution and earnings amounts were reported in the Summary Compensation Table in previous years.

Name	Prior Year Contributions and Above Market Earnings Amounts ($)
Gary W. Loveman	8,951,799
Jonathan S. Halkyard	68,750
Charles L. Atwood	1,258,758
Thomas M. Jenkin	—
J. Carlos Tolosa	—

Discussion of Nonqualified Deferred Compensation Table

The Company does not provide a fixed benefit pension plan for its executives but maintains deferred compensation plans (collectively, “DCP”) and an Executive Supplemental Savings Plan II (“ESSP II”). During 2007, certain key employees, including executive officers, could defer a portion of their salary and bonus into the ESSP II. The ESSP II is a variable investment plan that allows the executives to direct their investments by choosing among several investment alternatives. All the named executives were participants in the ESSP II during 2007. The contributions of the executives and the Company into the ESSP II during 2007 are reflected in the above table. The earnings of the executives in 2007 on current and prior year deferrals are also reflected in the above table.

The ESSP II replaced our Executive Supplemental Savings Plan (“ESSP”) for future deferrals beginning on January 1, 2005. No deferrals were allowed after December 2004 into ESSP, and the Company approved the ESSP II, which complies with the American Jobs Creation Act of 2004 and allowed deferrals starting in 2005. All the named executives maintain a balance in the ESSP and their earnings for 2007 are included in the above table.

Messrs. Atwood, Jenkin and Tolosa also maintain a balance in the Executive Deferred Compensation Plan (“EDCP”). Under the EDCP, the executive earns the retirement rate under the EDCP if he attains (a) specified age and service requirements (55 years of age plus 10 years of service or 60 years of age) or (2) attains specified age and service requirements (is at least 50 years old, and when added to years of service, equals 65 or greater) and if his employment is terminated without cause pursuant to his employment agreement. The executive receives service credit under the EDCP for any salary continuation and noncompete period. Additionally, if an executive is “separated from service” within 24 months of the Merger, the executive earns the retirement rate under the EDCP. Messrs. Atwood and Tolosa have attained the specified age and service requirements under the EDCP to earn the retirement rate. Mr. Jenkin will receive the retirement rate if he (1) is terminated without cause under his employment agreement, (2) is “separated from service” within 24 months after the Merger, or (3) he meets the age requirement. Further deferrals into the EDCP were terminated in 2001. The Human Resources Committee approves the EDCP retirement rate (which cannot be lower than a specified formula rate) annually. In October 1995, the Human Resources Committee approved a fixed retirement rate of 15.5% for all account balances under the EDCP as of December 31, 1995 (subject to plan minimum rates contained in the EDCP). The interest rates on post-1995 deferrals continue to be approved each year by the Committee. The retirement rate on post-1995 deferrals during 2007 was the Plan’s minimum retirement rate of 9.12%. Messrs. Atwood’s, Jenkin’s and Tolosa’s earnings in 2007 under the EDCP are included in the above table.

The table below shows the investment funds available under the ESSP and the ESSP II and the annual rate of return for each fund for the year ended December 31, 2007:

Name of Fund	2007 Rate of Return	Name of Fund	2007 Rate of Return
500 Index Trust B	5.25%	Mid Cap Stock Trust	23.59%
Aggressive Growth Lifecycle	8.70%	Mid Value Trust	0.51%
Brandes International Equity	8.01%	Moderate Lifecycle	8.30%
Conservative Lifecycle	8.10%	Money Market Trust B	4.82%
Diversified Research	1.36%	Small Cap Growth Trust	13.98%
Equity-Income Trust	3.39%	Small Cap Value Trust	(2.92)%
Growth Lifecycle	8.60%	Turner Core Growth	22.43%
Managed Bond	8.13%

Pursuant to the terms of the DCP and ESSP II, any unvested amounts of the participants in the plans became fully vested upon the Merger.

Potential Payments Upon Termination or Change of Control

We have entered into employment and severance agreements (other than with Mr. Loveman who only has an employment agreement) with the named executive officers that require us to make payments and provide various benefits to the executives in the event of the executive’s termination or a change of control in the Company. The terms of the agreements are described above under “Compensation Discussion and Analysis— Elements of Post-Employment Compensation and Benefits—Employment Arrangements.” The estimated value of the payments and benefits due to the executives pursuant to their agreements under various termination events are detailed below.

As a result of the Merger, certain payments were made to our named executive officers due to the acceleration of vesting and cash-out of all awards under our equity award plans. In addition, unvested amounts, if any, under our Savings and Retirement Plan and Deferred Compensation Plans became vested. The table below outlines the payments made and other additional amounts accrued as a result of the Merger which occurred on January 28, 2008.

Executive Benefits and Payments at the Change in Control	Gary Loveman(1)	Charles Atwood(2)	Jonathan Halkyard(3)	Carlos Tolosa(4)	Thomas Jenkin(5)
Compensation:

Stock Options/SARS Unvested and Accelerated	$13,428,400	$2,889,413	$410,592	$1,341,833	$1,341,833

Stock Options/SARS Vested and Unexercised	75,618,653	8,885,362	4,400,959	12,688,301	5,356,767

Benefits and Perquisites:

Acceleration of Interest from conversion to ESSP	50,000	—	—	—	—

Totals	$89,097,053	$11,774,775	$4,811,551	$14,030,134	$6,698,600

(1)	On January 27, 2008, Mr. Loveman and the Company entered into a stock option rollover agreement that provides for the conversion of options to purchase shares of the Company prior to the Merger into options to purchase shares of the Company following the Merger with such conversion preserving the intrinsic “spread value” of the converted option. The rollover option is immediately exercisable with respect to 133,333 shares of non-voting common stock of the Company at an exercise price of $25.00 per share. The rollover options expire on June 17, 2012. In addition, Mr. Loveman invested $14,999,990 of the proceeds noted above in the equity of the Company after the Merger.
(2)	Mr. Atwood invested $4,100,000 of the proceeds noted above in the equity of the Company after the Merger.
(3)	Mr. Halkyard invested $1,719,395 of the proceeds noted above in the equity of the Company after the Merger.
(4)	Mr. Tolosa invested $4,400,000 of the proceeds noted above in the equity of the Company after the Merger.
(5)	Mr. Jenkin invested $2,227,500 of the proceeds noted above in the equity of the Company after the Merger.

In addition, the following tables show the estimated amount of potential cash severance payable to each of the named executive officers, as well as the estimated value of continuing benefits, based on compensation and benefit levels in effect on December 31, 2007, assuming the executive’s employment terminates effective December 31, 2007. For Mr. Loveman, we have assumed that his new employment agreement dated January 28, 2008 was in place as of December 31, 2007.

For each of the named executive officers, we have assumed that their employment was terminated on December 31, 2007, and the market value of their unvested equity awards was $88.75, which was the closing market price of our stock on December 31, 2007. Due to the numerous factors involved in estimating these amounts, the actual value of benefits and amounts to be paid can only be determined upon an executive’s termination of employment.

Gary W. Loveman	Voluntary Termination ($)	Retirement ($)	Involuntary Not for Cause Termination ($)	For Cause Termination ($)	Involuntary or Good Reason Termination (Change in Control) ($)	Disability ($)(1)	Death ($)
Compensation:
Base Salary	—	—	10,000,000	—	15,000,000	4,000,000	—
Short Term Incentive	—	—	3,000,000	—	3,000,000	—	—
Long Term Incentives:
Unvested and Accelerated Restricted Stock	—	—	4,809,274	—	4,809,274	4,809,274	2,404,637
Unvested and Accelerated Stock Options and SARs	—	—	16,523,567	—	22,812,567	22,812,567	19,175,484
Benefits and Perquisites:
Post-retirement Health Care(2)	283,575	283,575	283,575	283,575	283,575	283,575	—
Life & Accident Insurance and Benefits(3)	—	—	21,068	—	21,068	21,068	6,000,000
Disability Insurance and Benefits(4)	—	—	—	—	—	30,000 per mo. and 5,000,000	—
Acceleration of Interest from conversion to ESSP	—	—	—	—	50,000	—	—

Gary W. Loveman	Voluntary Termination ($)	Retirement ($)	Involuntary Not for Cause Termination ($)	For Cause Termination ($)	Involuntary or Good Reason Termination (Change in Control) ($)	Disability ($)(1)	Death ($)
Accrued Vacation Pay	—	—	—	—	—	—	—
Financial Planning	—	—	—	—	—	—	—
Gross-Up Payment for Excise Taxes	—	—	—	—	—	—	—

Totals	283,575	283,575	34,637,484	283,575	45,976,484	36,926,484 and 30,000 per mo.	27,580,121

(1)	Base salary payments will be offset by disability payments.
(2)	Reflects the estimated present value of all future premiums under the Company’s health plans.
(3)	Reflects the estimated present value of the cost of coverage for life and accident insurance policies and the estimated amount of proceeds payable to the executive’s beneficiaries in the event of the executive’s death.
(4)	Reflects the estimated amount of proceeds payable to the executive in the event of the executive’s disability.

Assuming the employment of Messrs Atwood, Halkyard, Jenkin and Tolosa was terminated on December 31, 2007, and the market value of the executive’s unvested equity awards was $88.75, which was the market price of our stock on December 31, 2007, the executive would be eligible for the following payments and benefits:

Jonathan S. Halkyard	Voluntary Termination ($)	Retirement ($)	Involuntary Not for Cause Termination ($)	For Cause Termination ($)	Involuntary or Good Reason Termination (Change in Control) ($)	Disability ($)(1)	Death ($)
Compensation:
Base Salary	—	—	900,000	—	2,481,772	900,000	—
Short Term Incentive	—	—	336,461	—	420,577	336,461	—
Long Term Incentives:
Unvested and Accelerated Restricted Stock	—	—	—	—	—	—	—
Unvested and Accelerated Stock Options and SARs	—	—	587,416	—	587,416	587,416	293,708
Benefits and Perquisites:
Post-retirement Health Care(2)	—	—	—	—	19,096	323,599	—
Life & Accident Insurance and Benefits(3)	—	—	—	—	3,336	—	1,800,000
Disability Insurance and Benefits(4)	—	—	—	—	—	30,000 per mo.	—
Accrued Vacation Pay	10,514	10,514	10,514	10,514	10,514	10,514	10,514
Financial Planning	—	—	7,500	—	7,500	—	—
Gross-Up Payment for Excise Taxes	—	—	—	—	987,795	—	—

Totals	10,514	10,514	1,841,891	10,514	4,518,006	2,157,990 and 30,000 per mo.	2,104,222

(1)	Base salary payments will be offset by disability payments.
(2)	Reflects the estimated present value of all future premiums under the Company’s health plans.
(3)	Reflects the estimated present value of the cost of coverage for life and accident insurance policies and the estimated amount of proceeds payable to the executive’s beneficiaries in the event of the executive’s death.
(4)	Reflects the estimated amount of proceeds payable to the executive in the event of the executive’s disability.

Charles L. Atwood	Voluntary Termination ($)	Retirement ($)	Involuntary Not for Cause Termination ($)	For Cause Termination ($)	Involuntary or Good Reason Termination (Change in Control) ($)	Disability ($)(1)	Death ($)
Compensation:
Base Salary	—	—	1,950,000	—	7,807,493	1,950,000	—
Short Term Incentive	—	—	1,300,000	—	1,625,000	1,300,000	—
Long Term Incentives:
Unvested and Accelerated Restricted Stock	—	—	—	—	—	—	—
Unvested and Accelerated Stock Options and SARs	—	—	3,731,787	—	3,731,787	3,731,787	1,865,894
Benefits and Perquisites:
Post-retirement Health Care(2)	166,291	166,291	166,291	—	166,291	166,291	—
Life & Accident Insurance and Benefits(3)	—	—	—	—	32,659	—	3,500,000
Disability Insurance and Benefits(4)	—	—	—	—	—	30,000 per mo.	—
Accrued Vacation Pay	44,282	44,282	44,282	44,282	44,282	44,282	44,282
Financial Planning	—	—	15,000	—	15,000	—	—
Gross-Up Payment for Excise Taxes		—	—	—	—	—	—

Totals	210,573	210,573	7,207,360	44,282	13,422,512	7,192,360 and 30,000 per mo.	5,410,176

(1)	Base salary payments will be offset by disability payments.
(2)	Reflects the estimated present value of all future premiums under the Company’s health plans.
(3)	Reflects the estimated present value of the cost of coverage for life and accident insurance policies and the estimated amount of proceeds payable to the executive’s beneficiaries in the event of the executive’s death.
(4)	Reflects the estimated amount of proceeds payable to the executive in the event of the executive’s disability.

Thomas M. Jenkin	Voluntary Termination ($)	Retirement ($)	Involuntary Not for Cause Termination ($)	For Cause Termination ($)	Involuntary or Good Reason Termination (Change in Control) ($)	Disability ($)(1)	Death ($)
Compensation:
Base Salary	—	—	1,800,000	—	7,041,432	1,800,000	—
Short Term Incentive	—	—	978,605	—	850,961	978,605	—
Long Term Incentives:
Unvested and Accelerated Restricted Stock	—	—	—	—	—	—	—
Unvested and Accelerated Stock Options and SARs	—	—	1,768,150	—	1,768,150	1,768,150	884,074
Benefits and Perquisites:
Post-retirement Health Care(2)	235,174	235,174	235,174	—	235,174	235,174	—
Life & Accident Insurance and Benefits(3)	—	—	—	—	13,855	—	3,500,000
Disability Insurance and Benefits(4)	—	—	—	—	—	30,000 per mo.	—
Acceleration of vesting in EDCP retirement interest rate	—	—	1,459,243	—	1,459,243	1,459,243	—
Accrued Vacation Pay	106,154	106,154	106,154	106,154	106,154	106,154	106,154
Financial Planning	—	—	15,000	—	15,000	—	—
Gross-Up Payment for Excise Taxes	—	—	—	—	2,610,143	—	—

Totals	341,328	341,328	6,362,326	106,154	14,100,112	6,347,326 and 30,000 per mo.	4,490,228

(1)	Base salary payments will be offset by disability payments.
(2)	Reflects the estimated present value of all future premiums under the Company’s health plans.
(3)	Reflects the estimated present value of the cost of coverage for life and accident insurance policies and the estimated amount of proceeds payable to the executive’s beneficiaries in the event of the executive’s death.
(4)	Reflects the estimated present value of the cost of coverage for disability insurance and the amount of proceeds payable to the executive in the event of the executive’s disability.

J. Carlos Tolosa	Voluntary Termination ($)	Retirement ($)	Involuntary Not for Cause Termination ($)	For Cause Termination ($)	Involuntary or Good Reason Termination (Change in Control) ($)	Disability ($)(1)	Death ($)
Compensation:
Base Salary	—	—	1,612,500	—	5,327,290	1,612,500	—
Short Term Incentive	—	—	645,000	—	806,250	645,000	—
Long Term Incentives:
Unvested and Accelerated Restricted Stock	—	—	—	—	—	—	—
Unvested and Accelerated Stock Options and SARs	—	—	3,950,422	—	3,950,422	3,950,422	1,975,211
Benefits and Perquisites:
Post-retirement Health Care(2)	197,153	197,153	197,153	—	197,153	197,153	99,803
Life & Accident Insurance and Benefits(3)	—	—	—	—	30,186	—	3,225,000
Disability Insurance and Benefits(4)	—	—	—	—	—	30,000 per mo.	—
Accrued Vacation Pay	76,737	76,737	76,737	76,737	76,737	76,737	76,737
Financial Planning	—	—	15,000	—	15,000	—	—
Gross-Up Payment for Excise Taxes	—	—	—	—	—	—	—

Totals	273,890	273,890	6,496,812	76,737	10,403,038	6,481,812 and 30,000 per mo.	5,376,751

(1)	Base salary payments will be offset by disability payments.
(2)	Reflects the estimated present value of all future premiums under the Company’s health plans.
(3)	Reflects the estimated present value of the cost of coverage for life and accident insurance policies and the estimated amount of proceeds payable to the executive’s beneficiaries in the event of the executive’s death.
(4)	Reflects the estimated amount of proceeds payable to the executive in the event of the executive’s disability.

Compensation of Directors

During 2007, directors who were not employees of the Company or any of our subsidiaries earned a monthly fee of $14,583.33 plus $1,500 for each non-regularly scheduled committee meeting they attended as a committee member. Committee chairpersons received an additional monthly retainer as follows: Audit Committee received $1,666.67, Human Resources Committee received $833.33, and Nominating/Corporate Governance Committee received $416.67. Directors were reimbursed for expenses reasonably incurred in connection with their service on the Board.

Pursuant to a director stock program, each director automatically received 50% of his or her director fees in our common stock in lieu of cash fees. Each director had the right to make an annual election to receive the remaining 50% of his or her director fees in common stock in lieu of cash fees for the duration of the program.

Grants of our common stock pursuant to the director stock program were made quarterly for an amount of our common stock, based on the market value on the grant date, equal in value to 50% of the fees that the director earned during the previous three-month grant period (or 100% of the fees if the director elected to receive the remaining 50% of fees in our common stock). Shares of our common stock that were granted could be disposed of until at least six months after the date of grant. A director could make an annual election to defer the grant of shares to be made the ensuing fiscal year. Prior to January 28, 2008, deferred shares were granted within 30 days after the director left our Board in a lump sum or in up to ten annual installments, as he or she elected. Those elections were made prior to each fiscal year. We created a trust to assure the payment of benefits pursuant to the directors stock program. Pursuant to the consummation of the Merger, the directors who elected to defer the grant of shares received $90.00 per share in accordance with their payment election.

The following table sets forth the compensation provided by the Company to non-management directors during 2007:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)(4)	Option Awards ($)(3)(4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)	Total ($)
Barbara T. Alexander	—	207,000	7,450	—	—	—	214,450
Frank J. Biondi, Jr.	95,000	95,000	9,110	—	—	7,943	207,053
Stephen F. Bollenbach	92,000	92,000	—	—	—	2,852	186,852
Ralph Horn	—	175,000	—	—	11,494	42,327	228,821
R. Brad Martin	6,000	175,000	—	—	—	45,311	226,311
Gary G. Michael(1)	102,750	93,750	7,626	—	—	8,856	212,982
Robert G. Miller	87,500	89,872	—	—	—	360	177,732
Boake A. Sells	—	177,794	—	—	389,783	53,940	621,517
Christopher J. Williams	—	187,000	5,401	—	—	12,283	204,684

(1)	Mr. Michael is a member of our Compliance Committee, which oversees our compliance programs for gaming and other laws and regulations we are subject to. Mr. Michael was appointed to the Compliance Committee because he is a member of the Audit Committee. For his services on the Compliance Committee, Mr. Michael received a per meeting fee in 2007 of $1,000, and was paid an annual retainer of $5,000. In 2007, Mr. Michael received $10,000 for his service on the Compliance Committee, which was paid in cash.
(2)	Totals reflect grants made pursuant to our director stock program in payment of fees and the 2007 compensation expense for stock awards made to Messrs. Miller and Sells under the stock grant program for non-management directors. The stock grant program was terminated on February 21, 2001.
(3)	Totals reflect 2007 compensation expense for option awards made to Ms. Alexander, Mr. Biondi, Mr. Michael and Mr. Williams under the stock option programs for non-management directors. These programs have been discontinued.
(4)	The value of stock and option awards was determined as required by Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). See Note 15 in the Notes to Consolidated Financial Statements for details on assumptions used in the valuation of the awards. Outstanding stock and option awards at December 31, 2007 for each director are as follows: Ms. Alexander: 7,000 option awards; Mr. Biondi: 9,000 option awards; Mr. Horn: 4,000 option awards; Mr. Martin: 4,000 option awards; Mr. Michael: 6,500 option awards; Mr. Miller: 4,000 option awards and 200 stock awards; Mr. Sells: 4,000 option awards and 200 stock awards; Mr. Williams: 5,000 option awards. The closing of the Merger on January 28, 2008 triggered accelerated vesting of the unvested stock awards and option awards. The value of the 2008 vesting of stock awards and option awards is as follows: Ms. Alexander, $24,275; Mr. Biondi, $38,812; Mr. Michael, $24,848; Mr. Miller, $2,372; Mr. Sells, $2,794; and Mr. Williams, $13,010.
(5)	Messrs. Horn and Sells maintain a balance in our Executive Deferred Compensation Plan (“EDCP”). In October 1995, the Human Resources Committee approved a fixed retirement rate of 15.5% for all account balances under the EDCP as of December 31, 1995 (subject to plan minimum rates contained in the EDCP). The interest rates on post 1995 deferrals continue to be approved each year by the Committee. The retirement rate on post 1995 deferrals during 2007 was the Plan’s minimum retirement rate of 9.12%, and the retirement rate during 2007 for post 1995 deferrals has been approved once again at the Plan’s minimum retirement rate.
(6)	All Other Compensation includes the following:

The cost of participation in the Company’s group health insurance plan for Messrs. Horn, Martin and Sells was $1,593, $16,301 and $15,543, respectively.

Quarterly dividends on unvested restricted stock awards and quarterly dividend reinvestments on deferred stock grants pursuant to the directors stock program. Totals for quarterly dividends on unvested restricted stock awards for 2007 were as follows: Mr. Miller, $360; and Mr. Sells, $360. Totals for quarterly dividend reinvestments for 2007 were as follows: Mr. Biondi, $7,943; Mr. Bollenbach, $2,852; Mr. Horn, $40,734; Mr. Martin, $29,010; Mr. Michael, $8,856; Mr. Sells, $38,037; and Mr. Williams, $12,283.

Until May 1, 1996, directors were eligible to participate in an unfunded compensation deferral program, the Executive Deferred Compensation Plan. Two non-management directors who served in 2007 deferred part of their cash fees pursuant to the Executive Deferred Compensation Plan prior to May 1, 1996 and currently have account balances in the Plan. See “Compensation Discussion and Analysis—Elements of Post-Employment Compensation—Deferred Compensation Plans” for more information about the Executive Deferred Compensation Plan.

Each non-management director was also provided with travel accident insurance of $500,000 while traveling on behalf of the Company. Incumbent non-management directors who served on the Board as of February 21, 2001, are entitled to participate in the Company’s standard group health insurance plans while serving as a director. This program was not available to directors elected or appointed after February 21, 2001. The Company paid the premium cost for this insurance. Each director receiving these benefits incurred taxable income equal to the premium cost of the group insurance.

Non-management directors elected prior to February 21, 2001 received a grant of 1,000 shares of restricted stock vesting in ten annual installments over ten years. Directors who served a full ten years under this program received another ten-year grant of 1,000 shares. Messrs. Miller and Sells received this grant. This program was terminated on February 21, 2001, with respect to further grants to new directors. Non-management directors who were initially elected between February 2001 and January 2004 received a non-qualified stock option grant of 5,000 shares upon being elected or appointed to the Board. Directors serving during that same time period received an annual nonqualified stock option grant of 2,000 shares. These stock option programs have been discontinued.

Pursuant to the Company’s Amended and Restated 2004 Equity Incentive Award Plan, directors were eligible for grants of equity awards as may be approved by the Human Resources Committee from time to time. No equity awards were granted to our directors during 2007.

In November 2003, our Board of Directors implemented stock ownership guidelines for its non-management members. Within two years of first being elected, a director was expected to own and maintain a number of shares of the Company’s common stock having a minimum value equal to two times his or her annual retainer. Shares granted to a director for his or her service on the Company’s Board of Directors were included in determining the value of the director’s holdings. As a privately held company, we no longer have a policy regarding stock ownership guidelines.

Pursuant to the consummation of the Merger, all options held by non-management directors, vested and unvested, were cancelled in consideration for the difference between $90.00 per share and the exercise per share of each option held.

In recognition for the years of dedication and service to the Harrah’s stockholders prior to the Merger, the non-management directors that resigned effective upon the closing of the Merger were each given an antique slot machine and complimentary stays in a suite (or best available room) at our properties for the next 5 years, subject to availability. Each stay is limited to three complimentary nights. Complimentary privileges include golf and tickets to entertainment performances, subject to certain limitations.

Currently, none of our directors receive compensation for their service as a member of our Board of Directors. They are reimbursed for any expenses incurred in connection with their service.

Human Resources Committee Interlocks and Insider Participation

During 2007, the members of the Human Resources Committee Frank J. Biondi, Jr., Ralph Horn, R. Brad Martin, Robert G. Miller, and Boake A. Sells. None of these individuals were current or former officers or employees of the Company or any of our subsidiaries. During 2007, none of our executive officers served as a director or member of a compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served as a director or member of our Human Resources Committee.

After the closing of the Merger, the Committee was reconstituted with two members: Kelvin Davis and Marc Rowan. Neither of these individuals are current or former officers or employees of the Company or any of our subsidiaries.

ITEM 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The table below sets forth information regarding our equity compensation plans as of December 31, 2007.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders(2)	11,200,113	$60.93	7,939,543
Equity compensation plans not approved by stockholders(3)	50,097	57.49	8,897
Total	11,250,210	60.91	7,948,440

(1)	The weighted average remaining contract life for the options, warrants and rights set forth in this column is 4.2 years.
(2)	Includes the Company’s Amended and Restated 2004 Equity Incentive Award Plan, 2001 Executive Stock Incentive Plan, 1996 Non-Management Directors Stock Incentive Plan, 1990 Restricted Stock Plan, 1990 Stock Option Plan, Park Place Entertainment Corporation 1998 Stock Incentive Plan, and the Caesars Entertainment, Inc. 2004 Long-Term Incentive Plan.
(3)	Includes the Harrah’s Entertainment, Inc. 2001 Broad-Based Stock Incentive Plan. The 2001 Broad-Based Stock Incentive Plan was not required to be approved by stockholders pursuant to rules of the New York Stock Exchange in existence at that time.

All of the Company’s equity award plans in place were terminated as of the date of the Merger. In February 2008, our Board of Directors approved the Harrah’s Entertainment, Inc. Management Equity Incentive Plan and granted options to purchase our non-voting common stock to certain of our officers and employees.

Ownership of Harrah’s Entertainment Common Stock

The following table lists the beneficial ownership of our common stock as of February 25, 2008, by Hamlet Holdings, Inc., the Sponsors, all current directors, our five executive officers named in the Summary Compensation Table and all directors and executive officers as a group.

	Shares of Stock Beneficially Owned			Ownership Percentage
Name	Voting Common Stock	Non-Voting Common Stock	Non-Voting Preferred Stock	Voting Common Stock	Non-Voting Common Stock	Non-Voting Preferred Stock
Apollo(1)(2)	—	31,387,726	15,351,275	—%	77%	77%
TPG(2)(3)	—	31,387,726	15,351,275	—	77	77
Hamlet Holdings(4)	10	—	—	100	—	—
Charles L. Atwood	—	27,533.09	13,466.91	—	*	*
Jeffrey Benjamin(1)	—	—	—	—	—	—
David Bonderman(3)(4)	—	—	—	17	—	—
Anthony Civale(1)	—	—	—	—	—	—
Jonathan Coslet(3)(4)	—	—	—	17	—	—
Kelvin Davis(3)	—	—	—	—	—	—
Jonathan S. Halkyard	—	11,546.41	5,647.54	—	*	*
Thomas M. Jenkin	—	14,958.53	7,316.47	—	*	*
Gary W. Loveman(5)	—	234,063.76	49,269.14	—	*	*
Karl Peterson(3)	—	—	—	—	—	—
Eric Press(1)	—	—	—	—	—	—
Marc Rowan(1)(4)	—	—	—	17	—	—
J. Carlos Tolosa	—	29,547.71	14,452.29	—	*	*
All directors and executive officers as a group(4)(6)	10	374,035.54	117,731.47	50	1	1

*	Indicates less than 1%

(1)	Includes all of the non-voting capital stock held by Apollo Hamlet Holdings, LLC and Apollo Hamlet Holdings B, LLC. Each of Apollo Hamlet Holdings, LLC and Apollo Hamlet Holdings B, LLC is an affiliate of, and is controlled by, affiliates of Apollo. Each of Messrs. Benjamin, Civale, Press and Rowan may be deemed to be a beneficial owner of these interests due to his status as an employee of or consultant to Apollo, and each such person disclaims beneficial ownership of any such interests in which he does not have a pecuniary interest. The address of Messrs. Benjamin, Civale, Press and Rowan and Apollo is c/o Apollo Global Management, LLC, 9 West 57th Street, New York, New York 10019.
(2)	Includes all of the non-voting capital stock held by certain co-investors, the disposition of which will be jointly controlled by Apollo and TPG.
(3)	Includes all of the non-voting capital stock held by TPG Hamlet Holdings, LLC and TPG Hamlet Holdings B, LLC. Each of TPG Hamlet Holdings, LLC and TPG Hamlet Holdings B, LLC is an affiliate of, and is controlled by, affiliates of TPG. Each of Messrs. Bonderman, Coslet, Davis and Peterson may be deemed to be a beneficial owner of these interests due to his status as an employee of TPG, and each such person disclaims beneficial ownership of any such interests in which he does not have a pecuniary interest. The address of Messrs. Bonderman, Coslet, Davis and Peterson and TPG is c/o TPG Capital, LP, 345 California Street, Suite 3300, San Francisco, California 94104.
(4)	The members of Hamlet Holdings are Leon Black, Joshua Harris, Marc Rowan, each of whom is affiliated with Apollo, and David Bonderman, James Coulter and Jonathan Coslet, each of whom is affiliated with TPG. Each member holds approximately 17% of the limited liability company interests of Hamlet Holdings.
(5)	Includes 133,333 non-voting common shares that may be acquired within 60 days pursuant to outstanding stock options.
(6)	The address of each of our named executive officers is c/o Harrah’s Entertainment, Inc., One Caesars Palace Drive, Las Vegas, Nevada 89109.

ITEM 13. Certain	Relationships and Related Transactions, and Director Independence.

One of our former directors, Stephen F. Bollenbach was Co-Chairman and Chief Executive Officer of Hilton Hotels Corporation. We own a 50% interest in Windsor Casino Limited, which operates Casino Windsor in Ontario, Canada. A subsidiary of Hilton Hotels owns the other 50% of Windsor Casino Limited.

Other than as noted above, there were no reportable relationships or transactions for 2007.

Related Party Transaction Policy

Our board of directors has approved related party transaction policy and procedures which gives our Audit Committee the power to approve or disapprove potential related party transactions of our directors and executive officers, their immediate family members and entities where they hold a 5% or greater beneficial ownership interest. The Audit Committee is charged with reviewing all relevant facts and circumstances of a related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the extent of the person’s interest in the transaction.

The policy has pre-approved the following related party transactions:

•	Compensation to an executive officer or director that is reported in the company’s public filings and has been approved by the Human Resources Committee or our board of directors;

•

Transactions where the interest arises only from (a) the person’s position as a director on the related party’s board; (b) direct or indirect ownership of less than 5% of the related party or (c) the person’s position as a partner with the related party with less than 5% interest and not the general partner of the partnership; and

•	Transactions involving services as a bank depository of funds, transfer agent, registrar, trustee under a trust indenture or similar services.

Related Party Transaction is defined as a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company (including any of its subsidiaries) was, is or will be a participant and the amount involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect interest.

The following discussion reflects our relationships and related party transactions entered into in connection with the Merger and does not reflect relationships prior to that time.

Hamlet Holdings Operating Agreement

All holders of Hamlet Holdings’ equity securities are parties to Hamlet Holdings’ limited liability company operating agreement. The operating agreement provides, among other things, for the various responsibilities of the members. The members include Leon Black, Joshua Harris and Marc Rowan, each of whom is affiliated with Apollo (the “Apollo Members”), and David Bonderman, James Coulter and Jonathan Coslet, each of whom is affiliated with TPG (the “TPG Members” and, together with the Apollo Members, the “Members”). The Members have the full and exclusive right to manage Hamlet Holdings and the consent of at least one member from Apollo and one member from TPG is required for all decisions by or on behalf of Hamlet Holdings. The operating agreement also contains customary indemnification rights.

Stockholders’ Agreement

In connection with the Merger, Hamlet Holdings, the Sponsors and certain of their affiliates, the co-investors and certain of their affiliates entered into a stockholders’ agreement with the Company. The stockholders’ agreement contains, among other things, the agreement among the stockholders to restrict their ability to transfer stock of the Company as well as rights of first refusal, tag-along rights, drag-along rights and piggyback rights. Pursuant to the stockholders’ agreement, certain of the stockholders have, subject to certain exceptions, preemptive rights on future offerings of equity securities by the Company. The stockholders’ agreement also provides the stockholders with certain rights with respect to the approval of certain matters and the designation of nominees to serve on the Board of Directors of the Company, as well as registration rights of securities of the Company that they own.

The Board of Directors of the Company will initially be comprised of at least nine (9) directors, (i) four (4) of whom shall be designated by the Apollo Members and (ii) four (4) of whom shall be designated by the TPG Members, and (iii) one (1) of whom shall be the chairman. As ownership in the Company by either of the Sponsors decreases, the stockholders’ agreement provides for the reduction in the number of directors each of the Apollo Members or TPG Members can designate.

Pursuant to the stockholders’ agreement, approval of the Board of Directors and at least two directors (one designated by Apollo Members and one designed by TPG Members) are required for various transactions by us, including, among other things, our liquidation, dissolution, merger, sale of all or substantially all of our assets as well as the issuance of our securities in connection with certain acquisitions and joint ventures.

Management Investor Rights Agreement

In connection with the Merger, the Company entered into a Management Investor Rights Agreement with certain holders of securities of the Company, including certain members of management of the Company. The agreement governs certain aspects of the Company’s relationship with its management securityholders. The agreement, among other things:

•

restricts the ability of management securityholders to transfer shares of non-voting common stock or non-voting preferred stock of the Company, with certain exceptions, prior to a qualified public offering;

•

allows the Sponsors to require management securityholders to participate in sale transactions in which the Sponsors sell more than 40% of their shares of non-voting common stock and non-voting preferred stock;

•	allows management securityholders to participate in sale transactions in which the Sponsors sell shares of non-voting common stock and non-voting preferred stock, subject to certain exceptions;

•

allows management securityholders to participate in registered offerings in which the Sponsors sell their shares of non-voting common stock and non-voting preferred stock, subject to certain limitations;

•

allows management securityholders below the level of senior vice president to require Harrah’s Entertainment to repurchase shares of non-voting common stock and non-voting preferred stock in the event that a management securityholder below the level of senior vice president experiences an economic hardship prior to an initial public offering, subject to annual limits on the company’s repurchase obligations;

•

allows management securityholders to require the Company to repurchase shares of non-voting common stock and non-voting preferred stock upon termination of employment without cause or for good reason; and

•

allows the Company to repurchase, subject to applicable laws, all or any portion of the Company’s non-voting common stock and non-voting preferred stock held by management securityholders upon the termination of their employment with the Company or its subsidiaries, in certain circumstances.

The agreement will terminate upon the earliest to occur of the dissolution of Hamlet Holdings or the occurrence of any event that reduces the number of securityholders to one.

Services Agreement

Upon the completion of the Merger, the Sponsors and their affiliates entered into a services agreement with the Company relating to the provision of certain financial and strategic advisory services and consulting services. The Company paid the Sponsors a one time transaction fee of $200 million for structuring the Merger and will pay an annual fee for their management services and advice equal to the greater of $30 million and 1% of the Company’s earnings before interest, taxes, depreciation and amortization. Also, under the services agreement, the Sponsors will have the right to act, in return for additional fees based on a percentage of the gross transaction value, as our financial advisor or investment banker for any merger, acquisition, disposition, financing or the like if we decide we need to engage someone to fill such a role. We will agree to indemnify the Sponsors and their affiliates and their directors, officers and representatives for losses relating to the services contemplated by the services agreement and the engagement of affiliates of the Sponsors pursuant to, and the performance by them of the services contemplated by, the services agreement.

Shared Services Agreement

Harrah’s Operating Company, Inc. (“HOC”) entered into a shared services agreement with the certain of our entities involved in the CMBS financing (the “CMBS Entities”), pursuant to which HOC will provide to the CMBS Entities certain corporate services. The services include but are not limited to: information technology services; website management services; operations and production services; vendor relationship management services; strategic sourcing services; real estate services; development services; construction services; finance and accounting services; procurement services; treasury and trust services; human resources services; marketing and public relations services; legal services; insurance services; corporate/executive services; payroll services; security and surveillance services; government relation services; communication services; consulting services; and data access services.

Pursuant to the agreement, HOC granted the CMBS Entities the right to use certain software and other intellectual property rights granted or licensed to us and/or our direct or indirect subsidiaries. The agreement provides that the cost of the services described above will be allocated between HOC and the CMBS Entities on the property-level basis that the

Company has historically used to allocate such costs, and on a 70%/30% basis for those costs that have not previously been allocated to the various properties, or pursuant to such other methods as the board of directors of the Company determines in good faith to be an equitable allocation of such costs between us and the CMBS Entities. The agreement also memorializes certain short-term cash management arrangements and other operating efficiencies that reflect the way in which the Company has historically operated its business. Payments made to HOC under the shared services agreement are subordinated to the obligations of the CMBS Entities under the CMBS financing. In addition, the agreement provides that certain insurance proceeds payable in respect of assets underling the CMBS financing and HOC properties will be paid first to the CMBS Entities to the extent of amounts payable thereto. The agreement terminates in January 2014 and may be terminated by the parties at any time prior to January 2014.

License Agreement

One of our subsidiaries entered into license agreements with certain of the CMBS Entities pursuant to which the CMBS Entities license certain trademarks that are owned or licensed by such subsidiary.

Director Independence

As of February 25, 2008, our Board of Directors is composed of Jeffrey Benjamin, David Bonderman, Anthony Civale, Jonathan Coslet, Kelvin Davis, Gary Loveman, Karl Peterson, Eric Press and Marc Rowan. Though not formally considered by our Board given that our securities are no longer registered or traded on any national securities exchange, based upon the listing standards of the New York Stock Exchange, the national securities exchange upon which our common stock was listed prior to the Merger, we do not believe that any or our directors would be considered independent because of their relationships with certain affiliates of the funds and other entities which hold 100% of our outstanding voting common stock, and other relationships with us.

ITEM 14.	Principal Accountant Fees and Services.

FEES PAID TO DELOITTE & TOUCHE LLP

The following table summarizes the aggregate fees paid or accrued by the Company to Deloitte & Touche LLP during 2007 and 2006

	2007	2006
	(in thousands)
Audit Fees(a)	$7,407	$8,199
Audit-Related Fees(b)	561	638
Tax Fees(c)	165	312
All Other Fees	—	—

Total	$8,133	$9,149

(a)	Audit Fees—Fees for audit services billed in 2007 and 2006 consisted of:

•	Audit of the Company’s annual financial statements, including the audits of the various subsidiaries conducting gaming operations as required by the regulations of the respective jurisdictions;

•	Sarbanes-Oxley Act, Section 404 attestation services;

•	Reviews of the Company’s quarterly financial statements; and

•	Comfort letters, statutory and regulatory audits, consents and other services related to Securities and Exchange Commission (“SEC”) matters.

(b)	Audit-Related Fees—Fees for audit-related services billed in 2007 and 2006 consisted of:

•	Quarterly revenue and compliance audits performed at certain of our properties as required by state gaming regulations;

•	Financial accounting and reporting consultations;

•	Sarbanes-Oxley Act, Section 404 advisory services;

•	Internal control reviews;

•	Employee benefit plan audits; and

•	Agreed-upon procedures engagements.

(c)	Tax Fees—Fees for tax services paid in 2007 and 2006 consisted of tax compliance and tax planning and advice:

•

Fees for tax compliance services totaled $12,000 and $70,000 in 2007 and 2006, respectively. Tax compliance services are services rendered based upon facts already in existence or transactions that have already occurred to document, compute, and obtain government approval for amounts to be included in tax filings and consisted of:

i. Federal, state and local income tax return assistance

ii. Requests for technical advice from taxing authorities

iii. Assistance with tax audits and appeals

•

Fees for tax planning and advice services totaled $153,000 and $242,000 in 2007 and 2006, respectively. Tax planning and advice are services rendered with respect to proposed transactions or that alter a transaction to obtain a particular tax result. Such services consisted of:

i. Purchase and installation of tax return preparation software

ii. Tax advice related to structuring certain proposed mergers, acquisitions and disposals

iii. Tax advice related to the alteration of employee benefit plans

iv. Tax advice related to an intra-group restructuring

		2007	2006
Memo:	Ratio of Tax Planning and Advice Fees and All Other Fees to Audit Fees, Audit-Related Fees and Tax Compliance Fees	0.02:1	0.03:1

In considering the nature of the services provided by the independent auditor, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with the independent auditor and Company management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

The services performed by Deloitte & Touche LLP in 2007 and 2006 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee at its February 26, 2003, meeting, and amended at its April 15, 2004, meeting. This policy describes the permitted audit, audit-related, tax and other services that Deloitte & Touche may perform. Any requests for audit services must be submitted to the Audit Committee for specific pre-approval and cannot commence until such approval has been granted. Except for such services which fall under the de minimis provision of the pre-approval policy, any requests for audit-related, tax or other services also must be submitted to the Audit Committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chairperson of the Audit Committee. The Chairperson must update the Audit Committee at the next regularly scheduled meeting of any services that were granted specific pre-approval.

In addition, although not required by the rules and regulations of the SEC, the Audit Committee generally requests a range of fees associated with each proposed service. Providing a range of fees for a service incorporates appropriate oversight and control of the independent auditor relationship, while permitting the Company to receive immediate assistance from the independent auditor when time is of the essence.

The policy contains a de minimis provision that operates to provide retroactive approval for permissible non-audit, tax and other services under certain circumstances. The provision allows for the pre-approval requirement to be waived if all of the following criteria are met:

1. The service is not an audit, review or other attest service;

2. The estimated fees for such services to be provided under this provision do not exceed a defined amount of total fees paid to the independent auditor in a given fiscal year;

3. Such services were not recognized at the time of the engagement to be non-audit services; and

4. Such services are promptly brought to the attention of the Audit Committee and approved by the Audit Committee or its designee.

The fees approved under the de minimis provision were as follows:

	2007	2006
	(in thousands)
Audit-Related Services	$—	$—
Tax Services	—	21
All Other Services	—	—

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

(a) 1.    Financial statements of the Company (including related notes to consolidated financial statements) filed as part of this report are listed below:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2007 and 2006.

Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005.

2.    Schedules for the years ended December 31, 2007, 2006 and 2005, are as follows:

Schedule II—Consolidated valuation and qualifying accounts.

Schedules I, III, IV, and V are not applicable and have therefore been omitted.

3.    Exhibits

Exhibit Number	Exhibit Description
3.1	Amended Certificate of Incorporation of Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-8 filed January 31, 2008.)

3.2	Bylaws of Harrah’s Entertainment, Inc., as amended on January 28, 2008. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed February 1, 2008.)

4.1	Certificate of Designation of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated January 28, 2008. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-8 filed January 31, 2008.)

4.2	Indenture, dated as of December 18, 1998, among Harrah’s Operating Company, Inc. as obligor, Harrah’s Entertainment, Inc., as Guarantor, and IBJ Schroder Bank & Trust Company, as Trustee relating to the 7 1/2% Senior Notes Due 2009. (Incorporated by reference to the exhibit to the Registration Statement on Form S-3 of Harrah’s Entertainment, Inc. and Harrah’s Operating Company, Inc., File No. 333-69263, filed December 18, 1998.)

4.3	Indenture, dated as of November 9, 1999 between Park Place Entertainment Corp., as Issuer, and Norwest Bank Minnesota, N.A., as Trustee relating to the 8.5% Senior Notes due 2006 and 8.875% Senior Subordinated Notes due 2008. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.4	Officers’ Certificate, dated as of September 12, 2000 with respect to the 8.875% Senior Subordinated Notes due 2008. (Incorporated by reference to the exhibit to Park Place Entertainment Corporation’s Current Report on Form 8-K, filed September 19, 2000.)

4.5	First Supplemental Indenture, dated as of June 13, 2005, to Indenture dated as of November 9, 1999, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 8.5% Senior Notes due 2006 and the 8.875% Senior Subordinated Notes due 2008. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.6	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of November 9, 1999, as supplemented by certain Officers’ Certificates dated as of November 9, 1999 and September 12, 2000, and as further amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 8.5% Senior Notes due 2006 and the 8.875% Senior Subordinated Notes due 2008. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

Exhibit Number	Exhibit Description
4.7	Indenture, dated as of January 29, 2001, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and Bank One Trust Company, N.A., as Trustee, relating to the 8.0% Senior Notes Due 2011. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

4.8	Indenture, dated as of May 14, 2001, between Park Place Entertainment Corp., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-62508, filed June 7, 2001.)

4.9	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of May 14, 2001, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.10	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of May 14, 2001, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.11	Indenture, dated as of August 22, 2001, between Park Place Entertainment Corp., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7.50% Senior Notes due 2009. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-69838, filed September 21, 2001.)

4.12	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of August 22, 2001, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7.50% Senior Notes due 2009. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.13	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of August 22, 2001, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7.50% Senior Notes due 2009. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.14	Indenture, dated as of March 14, 2002, between Park Place Entertainment Corp., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-86142, filed April 12, 2002.)

4.15	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of March 14, 2002, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.16	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of March 14, 2002, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.17	Indenture, dated as of April 11, 2003, between Park Place Entertainment Corp., as Issuer, and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-104829, filed April 29, 2003.)

Exhibit Number	Exhibit Description
4.18	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of April 11, 2003, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.19	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, to the Indenture, dated as of April 11, 2003, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.20	Indenture, dated as of December 11, 2003, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.375% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

4.21	Indenture, dated as of June 25, 2004, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.50% Senior Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

4.22	Indenture, dated as of February 9, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Senior Floating Rate Notes due 2008. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)

4.23	Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.24	First Supplemental Indenture, dated as of September 9, 2005, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Registration Statement on Form S-3/A of Harrah’s Entertainment, Inc., File No. 333-127210, filed September 19, 2005.)

*4.25	Second Supplemental Indenture, dated as of January 8, 2008, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024.

4.26	Third Supplemental Indenture, dated as of January 28, 2008, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed January 28, 2008)

4.27	Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed June 3, 2005.)

4.28	First Supplemental Indenture, dated as of August 19, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Harrah’s Entertainment, Inc., File No. 333-127840, filed August 25, 2005.)

4.29	Second Supplemental Indenture, dated as of September 28, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed October 3, 2005.)

Exhibit Number	Exhibit Description
4.30	Indenture dated as of September 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.75% Senior Notes due 2017. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed October 3, 2005.)

4.31	Indenture, dated as of June 9, 2006, between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 14, 2006.)

4.32	Officers’ Certificate, dated as of June 9, 2006, pursuant to Sections 301 and 303 of the Indenture dated as of June 9, 2006 between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 14, 2006.)

4.33	Indenture, dated as of February 1, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, relating to the 10.5% Senior Cash Pay Notes due 2016 and 10.5%/11.5% Senior Toggle Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed February 4, 2008.)

4.34	Registration Rights Agreement, dated as of February 1, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein), Citigroup Global Markets Inc., Banc of America Securities LLC, Credit Suisse Securities (USA), LLC, Deutsche Bank Securities, Inc., J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated as representatives of Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear, Sterns & Co., Inc., Goldman, Sachs & Co., Morgan Stanley & Co. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed February 4, 2008.)

4.35	Stockholders’ Agreement, dated as of January 28, 2008, by and among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC, Hamlet Holdings LLC and Harrah’s Entertainment, Inc., and, solely with respect to Sections 3.01 and 6.07, Apollo Investment Fund VI, L.P. and TPG V Hamlet AIV, L.P. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

4.36	Services Agreement, dated as of January 28, 2008, by and among Harrah’s Entertainment, Inc., Apollo Management VI, L.P., Apollo Alternative Assets, L.P. and TPG Capital, L.P. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

4.37	Management Investor Rights Agreement, dated as of January 28, 2008, by and among Harrah’s Entertainment, Inc., Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Hamlet Holdings LLC and the stockholders that are parties thereto (incorporated by reference to Exhibit 4.2 to Harrah’s Entertainment, Inc.’s Registration Statement on Form S-8 filed January 31, 2008)

10.1	Credit Agreement, dated as of January 28, 2008, by and among Hamlet Merger Inc., Harrah’s Operating Company, Inc. as Borrower, the Lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent and Collateral Agent, Deutsche Bank AG New York Branch, as Syndication Agent, and Citibank, N.A., Credit Suisse, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Credit Partners L.P., Morgan Stanley Senior Funding, Inc., and Bear Sterns Corporate Lending, Inc., as Co-Documentation Agents. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

10.2	Guaranty and Pledge Agreement, dated as of January 28, 2008, made by Hamlet Merger Inc. in favor of Bank of America, N.A., as Administrative Agent and Collateral Agent. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

10.3	Senior Unsecured Interim Loan Agreement, dated as of January 28, 2008, by and among Harrah’s Operating Company, Inc., as Borrower, the Lenders party thereto from time to time, Citibank, N.A., as Administrative Agent, Deutsche Bank AG New York Branch, as Syndication Agent, Banc of America Bridge LLC, Credit Suisse, Cayman Islands Branch, JPMorgan Chase Bank, N.A., and Merrill Lynch Capital Corporation, as Co-Documentation Agents, Citigroup Global Markets Inc., Deutsche Bank Securities, Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Bookrunners and Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., as Joint Lead Arrangers. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

Exhibit Number	Exhibit Description
10.4	Loan Agreement, dated as of January 28, 2008, by and among Harrah’s Las Vegas Propco, LLC, Harrah’s Atlantic City Propco, LLC, Tahoe Propco, LLC, Rio Propco, LLC, Flamingo Las Vegas Propco, LLC and Showboat Propco, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

10.5	First Mezzanine Loan Agreement, dated as of January 28, 2008, by and among Harrah’s Las Vegas Mezz 1, LLC, Harrah’s Atlantic City Mezz 1, LLC, Tahoe Mezz 1, LLC, Rio Mezz 1, LLC, Flamingo Las Vegas Mezz 1, LLC and Showboat Atlantic City Mezz 1, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

10.6	Second Mezzanine Loan Agreement, dated as of January 28, 2008, by and among Harrah’s Las Vegas Mezz 2, LLC, Harrah’s Atlantic City Mezz 2, LLC, Tahoe Mezz 2, LLC, Rio Mezz 2, LLC, Flamingo Las Vegas Mezz 2, LLC and Showboat Atlantic City Mezz 2, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

10.7	Third Mezzanine Loan Agreement, dated as of January 28, 2008, by and among Harrah’s Las Vegas Mezz 3, LLC, Harrah’s Atlantic City Mezz 3, LLC, Tahoe Mezz 3, LLC, Rio Mezz 3, LLC, Flamingo Las Vegas Mezz 3, LLC and Showboat Atlantic City Mezz 3, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

10.8	Fourth Mezzanine Loan Agreement, dated as of January 28, 2008, by and among Harrah’s Las Vegas Mezz 4, LLC, Harrah’s Atlantic City Mezz 4, LLC, Tahoe Mezz 4, LLC, Rio Mezz 4, LLC, Flamingo Las Vegas Mezz 4, LLC and Showboat Atlantic City Mezz 4, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

10.9	Fifth Mezzanine Loan Agreement, dated as of January 28, 2008, by and among Harrah’s Las Vegas Mezz 5, LLC, Harrah’s Atlantic City Mezz 5, LLC, Tahoe Mezz 5, LLC, Rio Mezz 5, LLC, Flamingo Las Vegas Mezz 5, LLC and Showboat Atlantic City Mezz 5, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

10.9	Sixth Mezzanine Loan Agreement, dated as of January 28, 2008, by and among Harrah’s Las Vegas Mezz 6, LLC, Harrah’s Atlantic City Mezz 6, LLC, Tahoe Mezz 6, LLC, Rio Mezz 6, LLC, Flamingo Las Vegas Mezz 6, LLC and Showboat Atlantic City Mezz 6, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

10.10	Seventh Mezzanine Loan Agreement, dated as of January 28, 2008, by and among Harrah’s Las Vegas Mezz 7, LLC, Harrah’s Atlantic City Mezz 7, LLC, Tahoe Mezz 7, LLC, Rio Mezz 7, LLC, Flamingo Las Vegas Mezz 7, LLC and Showboat Atlantic City Mezz 7, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

10.11	Eighth Mezzanine Loan Agreement, dated as of January 28, 2008, by and among Harrah’s Las Vegas Mezz 8, LLC, Harrah’s Atlantic City Mezz 8, LLC, Tahoe Mezz 8, LLC, Rio Mezz 8, LLC, Flamingo Las Vegas Mezz 8, LLC and Showboat Atlantic City Mezz 8, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

10.12	Ninth Mezzanine Loan Agreement, dated as of January 28, 2008, by and among Harrah’s Las Vegas Mezz 9, LLC, Harrah’s Atlantic City Mezz 9, LLC, Tahoe Mezz 9, LLC, Rio Mezz 9, LLC, Flamingo Las Vegas Mezz 9, LLC and Showboat Atlantic City Mezz 9, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

Exhibit Number	Exhibit Description

†10.13	Employment Agreement, dated as of January 28, 2008, by and between Harrah’s Entertainment, Inc. and Gary W. Loveman. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

†10.14	Rollover Option Agreement, dated as of January 28, 2008, by and between Harrah’s Entertainment, Inc. and Gary W. Loveman. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

†10.15	Form of Employment Agreement between Harrah’s Operating Company, Inc. and Charles L. Atwood, Stephen H. Brammell, Jonathan S. Halkyard, Thomas M. Jenkin, Janis L. Jones, David W. Norton, John Payne, Virginia E. Shanks, Timothy S. Stanley, Mary H. Thomas and J. Carlos Tolosa. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

†10.16	Form of Severance Agreement entered into with Charles L. Atwood, Stephen H. Brammell, Jonathan S. Halkyard, Thomas M. Jenkin, Janis L. Jones, David W. Norton, John Payne, Virginia E. Shanks, Timothy S. Stanley, Mary H. Thomas and J. Carlos Tolosa. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

10.17	Form of Indemnification Agreement entered into by The Promus Companies Incorporated and each of its directors and executive officers. (Incorporated by reference to the exhibit to the Registration Statement of Harrah’s Entertainment, Inc. on Form 10, File No. 1-10410, filed on December 13, 1989.)

10.18	Form of Supplemental Indemnification Agreement entered into by Harrah’s Entertainment, Inc. and each of its directors and executive officers. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed July 21, 2006.)

†10.19	Financial Counseling Plan of Harrah’s Entertainment, Inc. as amended June 1996. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.20	Summary Plan Description of Executive Term Life Insurance Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

†10.21	Harrah’s Entertainment, Inc. 2005 Senior Executive Incentive Plan. (Incorporated by reference from Annex C to the Company’s Proxy Statement, filed March 4, 2004.)

†10.22	The 2001 Restatement of the Harrah’s Entertainment, Inc. Savings And Retirement Plan, effective January 1, 2002. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.)

†10.23	First Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective January 1, 1997. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.24	Second Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective January 1, 2002. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.25	Third Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective November 24, 2003. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

Exhibit Number	Exhibit Description

†10.26	Fourth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan executed December 22, 2003. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.27	Fifth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective January 1, 2005. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.28	Sixth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan adopted July 20, 2005. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.29	Seventh Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective August 30, 2005. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.30	Eighth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan adopted September 20, 2006. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.31	Ninth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan adopted November 7, 2006. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.32	Tenth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan executed December 29, 2006. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

10.33	Trust Agreement dated June 20, 2001 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.)

10.34	Escrow Agreement, dated February 6, 1990, by and between The Promus Companies Incorporated, certain subsidiaries thereof, and Sovran Bank, as escrow agent (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 1989.)

10.35	Amendment to Escrow Agreement dated as of October 29, 1993 among The Promus Companies Incorporated, certain subsidiaries thereof, and NationsBank, formerly Sovran Bank. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

10.36	Amendment, dated as of June 7, 1995, to Escrow Agreement among The Promus Companies Incorporated, certain subsidiaries thereof and NationsBank. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed June 15, 1995.)

10.37	Amendment, dated as of July 18, 1996, to Escrow Agreement between Harrah’s Entertainment, Inc. and NationsBank. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

10.38	Amendment, dated as of October 30, 1997, to Escrow Agreement between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc. and NationsBank. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed March 10, 1998, File No. 1-10410.)

10.39	Amendment to Escrow Agreement, dated April 26, 2000, between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A., Successor to Bank of America, N.A. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

10.40	Letter Agreement with Wells Fargo Bank Minnesota, N.A., dated August 31, 2000, concerning appointment as Escrow Agent under Escrow Agreement for deferred compensation plans. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

*†10.41	Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement dated January 11, 2006 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A.

*†10.42	Amendment to the Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement effective January 28, 2008 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A.

Exhibit Number	Exhibit Description

†10.43	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan, effective August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.44	Amendment and Restatement of Harrah’s Entertainment, Inc. Deferred Compensation Plan, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.45	Amendment and Restatement of Park Place Entertainment Corporation Executive Deferred Compensation Plan, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.46	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.47	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

*12	Computation of Ratios.

14	Harrah’s Entertainment, Inc. Code of Business Conduct and Ethics for Principal Officers, adopted February 26, 2003. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 10, 2003.)

*21	List of subsidiaries of Harrah’s Entertainment, Inc.

*23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 29, 2008.

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 29, 2008.

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 29, 2008.

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 29, 2008.

*99	Description of Governmental Regulation.

*	Filed herewith.
†	Management contract of compensatory plan or arrangement required to be filed as an exhibit to this Form pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRAH’S ENTERTAINMENT, INC.

February 29, 2008	By:	/s/ GARY W. LOVEMAN
Gary W. Loveman
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JEFFREY BENJAMIN Jeffrey Benjamin	Director	February 29, 2008

/S/ DAVID BONDERMAN David Bonderman	Director	February 29, 2008

/S/ ANTHONY CIVALE Anthony Civale	Director	February 29, 2008

/S/ JONATHAN COSLET Jonathan Coslet	Director	February 29, 2008

/S/ KELVIN DAVIS Kelvin Davis	Director	February 29, 2008

/S/ GARY W. LOVEMAN Gary W. Loveman	Director, Chairman of the Board, Chief Executive Officer and President	February 29, 2008

/S/ KARL PETERSON Karl Peterson	Director	February 29, 2008

/S/ ERIC PRESS Eric Press	Director	February 29, 2008

/S/ MARC ROWAN Marc Rowan	Director	February 29, 2008

/s/ JONATHAN S. HALKYARD Jonathan S. Halkyard	Senor Vice President, Chief Financial Officer and Treasurer	February 29, 2008

/s/ ANTHONY D. MCDUFFIE Anthony D. McDuffie	Senior Vice President, Controller and Chief Accounting Officer	February 29, 2008

Schedule II

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions from Reserves		Balance at End of Period
YEAR ENDED DECEMBER 31, 2007
Allowance for doubtful accounts
Current	$94.7	$135.3	$—		$(103.8	) (a)	$126.2

Long-term	$0.3	$—	$—		$—		$0.3

Liability to sellers under acquisition agreement (b)	$2.0	$—	$—		$(0.2)		$1.8

YEAR ENDED DECEMBER 31, 2006
Allowance for doubtful accounts
Current	$111.8	$71.8	$—		$(88.9	) (a)	$94.7

Long-term	$0.3	$—	$—		$—		$0.3

Liability to sellers under acquisition agreement (b)	$3.6	$—	$—		$(1.6)		$2.0

YEAR ENDED DECEMBER 31, 2005
Allowance for doubtful accounts
Current	$48.6	$29.5	$75.8	(c)	$(42.1	) (a)	$111.8

Long-term	$—	$—	$0.3	(c)	$—		$0.3

Liability to sellers under acquisition agreement (b)	$23.6	$—	$—		$(20.0)		$3.6

Reserve for structural repairs (d)	$0.7	$—	$—		$(0.7)		$—

(a)	Uncollectible accounts written off, net of amounts recovered.

(b)	We acquired Players International, Inc., (“Players”) in March 2000. In 1995, Players acquired a hotel and land adjacent to its riverboat gaming facility in Lake Charles, Louisiana, for cash plus future payments to the seller based on the number of passengers boarding the riverboat casinos during a defined term. In accordance with the guidance provided by APB 16 regarding the recognition of liabilities assumed in a business combination accounted for as a purchase, Players estimated the net present value of the future payments to be made to the sellers and recorded that amount as a component of the total consideration paid to acquire these assets. Our recording of this liability in connection with the purchase price allocation process following the Players acquisition was originally reported in 2000. Our casino operations in Lake Charles sustained significant damage in late third quarter 2005 as a result of Hurricane Rita. As a result of hurricane damage, and upon the Company’s subsequent decision to scale back operations in Lake Charles and ultimately sell the property, the current and long-term portions of this obligation were written down in fourth quarter 2005; the credit is included in Discontinued operations on our Consolidated Statements of Income. We sold Harrah’s Lake Charles in fourth quarter 2006. Prior to the sale, the current and long-term portions of this obligation were included in Liabilities held for sale on our Consolidated Balance Sheets. The remaining long-term portion of this liability is included in Deferred credits and other on our Consolidated Balance Sheets; the current portion of this obligation is included in Accrued expenses on our Consolidated Balance Sheets.

(c)	2005 Charged to Other Accounts consists primarily of the balances acquired from our acquisition of Caesars Entertainment, Inc., on June 13, 2005.

(d)	During 2002, we discovered that water leaks had caused considerable damage to a hotel tower at our property in Reno, Nevada. Following an initial assessment of the extent of the damage, our design and construction department (assisted by third-party experts) estimated that the costs to repair the damage would total approximately $5 million.