Form 10-Q
period 2008-03-31
HARRAHS ENTERTAINMENT INC
filed 2008-05-16
CIK 858339

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☒   Accelerated filer    ☐   Non-accelerated filer    ☐   Smaller reporting company    ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 29, 2008, the Registrant had 10 shares of voting Common Stock and 40,758,200 shares of non-voting Common Stock outstanding.

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

Results of operations for interim periods are not necessarily indicative of a full year of operations. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(In millions, except share amounts)	Successor	Predecessor
	March 31, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$1,362.3	$710.0
Receivables, less allowance for doubtful accounts of $138.8 and $126.2	404.9	476.4
Deferred income taxes	143.0	200.0
Income tax receivable	9.5	5.0
Prepayments and other	243.5	216.2
Inventories	69.7	70.3

Total current assets	2,232.9	1,677.9

Land, buildings, riverboats and equipment	17,625.9	18,753.5
Less: accumulated depreciation	(121.2)	(3,182.0)

	17,504.7	15,571.5
Assets held for sale (Notes 1 and 11)	2.8	4.5
Goodwill (Note 4)	9,319.4	3,553.6
Intangible assets (Note 4)	6,685.9	2,039.5
Investments in and advances to nonconsolidated affiliates	19.1	18.6
Deferred costs and other	1,323.0	492.1

	$37,087.8	$23,357.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$394.3	$442.0
Accrued expenses	1,485.7	1,351.2
Current portion of long-term debt (Note 6)	81.3	10.8

Total current liabilities	1,961.3	1,804.0
Liabilities held for sale (Notes 1 and 11)	0.6	0.6
Long-term debt (Note 6)	23,854.0	12,429.6
Deferred credits and other	765.8	464.8
Deferred income taxes	4,496.5	1,979.6

	31,078.2	16,678.6

Minority interests	56.1	52.2

Commitments and contingencies (Notes 6, 8, 9 and 10)
Preferred stock of Successor Entity; $0.01 par value; 40,000,000 shares authorized; 19,935,534 shares issued and outstanding at March 31, 2008	2,045.9	—

Stockholders’ equity (Notes 5 and 6)
Common stock non-voting and voting of Successor Entity; $0.01 par value; 80,000,020 shares authorized; 40,891,343 shares issued and outstanding at March 31, 2008	0.4	—
Common stock of Predecessor Entity; $0.10 par value, authorized - 720,000,000 shares, outstanding - 188,778,819 shares (net of 36,033,752 shares held in treasury) at December 31, 2007	—	18.9
Additional paid in capital	4,034.1	5,395.4
Retained (deficit)/earnings	(86.9)	1,197.2
Accumulated other comprehensive (loss)/income	(40.0)	15.4

	3,907.6	6,626.9

	$37,087.8	$23,357.7

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Successor	Predecessor	Predecessor
(In millions)	January 28, 2008 Through March 31, 2008	January 1, 2008 Through January 27, 2008	Three Months Ended March 31, 2007
Revenues
Casino	$1,465.7	$614.6	$2,152.4
Food and beverage	301.3	118.4	424.2
Rooms	241.5	96.4	346.3
Management fees	12.1	5.0	22.4
Other	111.8	42.7	165.5
Less: casino promotional allowances	(291.9)	(117.0)	(455.2)

Net revenues	1,840.5	760.1	2,655.6

Operating expenses
Direct
Casino	776.6	340.6	1,086.3
Food and beverage	124.3	50.5	171.1
Rooms	50.4	19.6	65.4
Property general, administrative and other	409.9	178.2	634.4
Depreciation and amortization	124.2	63.5	190.3
Write-downs, reserves and recoveries	(158.8)	4.7	(7.4)
Project opening costs	2.8	0.7	8.9
Corporate expense	24.7	8.5	33.4
Merger and integration costs	17.0	125.6	4.0
(Income)/loss on interests in nonconsolidated affiliates	(0.7)	(0.5)	0.1
Amortization of intangible assets	32.3	5.5	17.9

Total operating expenses	1,402.7	796.9	2,204.4

Income/(loss) from operations	437.8	(36.8)	451.2
Interest expense, net of interest capitalized	(467.9)	(89.7)	(185.8)
Losses on early extinguishments of debt	(211.3)	—	—
Other income, including interest income	7.7	1.1	8.2

(Loss)/income from continuing operations before income taxes and minority interests	(233.7)	(125.4)	273.6
Benefit/(provision) for income taxes	58.1	26.0	(100.3)
Minority interests	1.4	(1.6)	(6.1)

(Loss)/income from continuing operations	(174.2)	(101.0)	167.2

Discontinued operations
Income from discontinued operations	141.0	0.1	27.8
Provision for income taxes	(53.7)	—	(9.7)

Income from discontinued operations, net	87.3	0.1	18.1

Net (loss)/income	$(86.9)	$(100.9)	$185.3

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Successor	Predecessor	Predecessor
(In millions)	January 28, 2008 Through March 31, 2008	January 1, 2008 Through January 27, 2008	Three Months Ended March 31, 2007
Cash flows from operating activities
Net (loss)/income	$(86.9)	$(100.9)	$185.3
Adjustments to reconcile net (loss)/income to cash flows from operating activities:
Income from discontinued operations, before income taxes	(141.0)	(0.1)	(27.8)
Income from insurance claims for hurricane losses	(185.4)	—	(18.7)
Loss on early extinguishment of debt	211.3	—	—
Depreciation and amortization	200.1	104.9	209.8
Write-downs, reserves and recoveries	12.7	(0.1)	4.9
Other non-cash items	7.7	34.4	14.6
Share-based compensation expense	1.7	50.9	12.3
Deferred income taxes	(138.4)	(19.0)	5.6
Tax benefit from stock equity plans	—	42.6	0.4
Minority interests’ share of income	(1.4)	1.6	6.1
(Income)/loss on interests in nonconsolidated affiliates	(0.8)	(0.5)	0.1
Net change in insurance receivables for hurricane damage	0.9	—	0.2
Returns on investment in nonconsolidated affiliate	0.3	0.1	0.5
Insurance proceeds for hurricane losses	97.9	—	15.6
Net losses/(gains) from asset sales	0.1	(7.4)	(7.4)
Net change in long-term accounts	132.4	68.3	(3.7)
Net change in working capital accounts	371.3	(167.6)	(62.4)

Cash flows provided by operating activities	482.5	7.2	335.4

Cash flows from investing activities
Land, buildings, riverboats and equipment additions	(229.6)	(117.4)	(435.2)
Insurance proceeds for hurricane losses for discontinued operations	83.3	—	2.4
Insurance proceeds for hurricane losses for continuing operations	98.1	—	3.8
Payment for Merger	(17,604.2)	—	—
Payments for businesses acquired, net of cash acquired	—	0.1	(4.0)
Investments in and advances to nonconsolidated affiliates	—	—	(0.4)
Proceeds from other asset sales	1.4	3.1	32.8
Increase/(decrease) in construction payables	13.0	(8.2)	2.8
Other	(3.1)	(1.7)	(62.6)

Cash flows used in investing activities	(17,641.1)	(124.1)	(460.4)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issue costs	20,972.1	11,316.3	5,617.6
Repayments under lending agreements	(6,922.1)	(11,288.8)	(5,046.6)
Early extinguishments of debt	(1,873.6)	(87.7)	—
Premiums paid on early extinguishments of debt	(235.6)	—	—
Scheduled debt retirements	—	—	(501.7)
Dividends paid	—	—	(74.6)
Equity contribution from buyout	6,007.0	—	—
Minority interests’ distributions, net of contributions	0.5	(1.6)	(2.4)
Proceeds from exercises of stock options	—	2.4	31.9
Excess tax benefit from stock equity plans	(50.5)	77.5	22.5
Other	7.1	(0.8)	(4.2)

Cash flows provided by financing activities	17,904.9	17.3	42.5

Cash flows from discontinued operations
Cash flows from operating activities	5.1	0.5	28.6
Cash flows from investing activities	—	—	(0.2)

Cash flows provided by discontinued operations	5.1	0.5	28.4

Net increase/(decrease) in cash and cash equivalents	751.4	(99.1)	(54.1)
Cash and cash equivalents, beginning of period	610.9	710.0	799.6

Cash and cash equivalents, end of period	$1,362.3	$610.9	$745.5

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

(UNAUDITED)

	Successor	Predecessor	Predecessor
(In millions)	January 28, 2008 Through March 31, 2008	January 1, 2008 Through January 27, 2008	Three Months Ended March 31, 2007

Net (loss)/income	$(86.9)	$(100.9)	$185.3

Other comprehensive (loss)/income:
Foreign currency translation adjustments, net of tax benefit of $3.3, $3.1 and $0.3	(7.6)	(1.8)	1.0
Reclassification of loss on derivative instruments from other comprehensive income to net income, net of tax provision of $0.1, $0.0 and $0.1	0.1	—	0.1
Fair market value of swap agreements, net of tax benefit of $17.7	(32.5)	—	—

	(40.0)	(1.8)	1.1

Comprehensive (loss)/income	$(126.9)	$(102.7)	$186.4

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

Note 1—Basis of Presentation and Organization

Harrah’s Entertainment, Inc. (“Harrah’s Entertainment,” the “Company,” “we,” “our” or “us,” and including our subsidiaries where the context requires) is a Delaware corporation. As of March 31, 2008, we own or manage 51 casinos, primarily under the Harrah’s, Caesars and Horseshoe brand names in the United States. Our casino entertainment facilities include 32 land-based casinos, 12 riverboat or dockside casinos, three managed casinos on Indian lands, one combination thoroughbred racetrack and casino, one combination greyhound racetrack and casino, one combination harness racetrack and casino and one managed casino in Canada. Our 32 land-based casinos include one in Uruguay, ten in the United Kingdom, two in Egypt and one in South Africa. We view each property as an operating segment and aggregate all operating segments into one reporting segment.

On January 28, 2008, Harrah’s Entertainment was acquired by affiliates of Apollo Global Management, LLC (“Apollo”) and TPG Capital, LP (“TPG”) in an all cash transaction, hereinafter referred to as the “Merger.” Although Harrah’s Entertainment continued as the same legal entity after the Merger, the accompanying Consolidated Condensed Statement of Operations, the Consolidated Condensed Statement of Cash Flows and the Consolidated Condensed Statement of Comprehensive Income for the three months ended March 31, 2008, are presented as the Predecessor period for the period preceding the Merger and as the Successor period for the period succeeding the Merger. As a result of the application of purchase accounting as of the Merger date, the consolidated condensed financial statements for the Successor period and the Predecessor period are presented on different bases and are, therefore, not comparable.

Certain of our properties were sold in 2006, and prior to their sales, assets and liabilities of these properties were classified in our Consolidated Condensed Balance Sheets as Assets/Liabilities held for sale, and their operating results through the date of their sales were presented as discontinued operations. See Note 12 for further information regarding discontinued operations.

Note 2—The Merger

The Merger was completed on January 28, 2008, and was financed by a combination of borrowings under the Company’s new term loan facility due 2015, the issuance of Senior Notes due 2016 and Senior Toggle Notes due 2018, certain real estate term loans and equity investments of Apollo/TPG, co-investors and members of management. See Note 6 for a discussion of our debt.

The purchase price was approximately $30.7 billion, including the assumption of $12.4 billion of debt and approximately $1.0 billion of transaction costs. All of the outstanding shares of Harrah’s Entertainment stock were redeemed, with stockholders receiving $90.00 in cash for each outstanding share of common stock.

As a result of the Merger, the issued and outstanding shares of non-voting common stock and non-voting preferred stock of Harrah’s Entertainment are owned by entities affiliated with Apollo/TPG, certain co-investors and members of management, and the issued and outstanding shares of voting common stock of Harrah’s Entertainment are owned by Hamlet Holdings LLC, which is owned by certain individuals affiliated with Apollo/TPG. As a result of the Merger, our stock is no longer publicly traded.

The purchase price allocation is in process and will be completed within one year of the Merger. For purposes of these financial statements, the preliminary allocation of the purchase price for property and equipment, intangible assets and deferred income taxes is based on preliminary valuation data. The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determined the estimated fair values after review and consideration of relevant information including discounted cash flow analyses, quoted market prices and our own estimates. To the extent that the purchase price exceeded the fair value of the net identifiable tangible and intangible assets, such excess was allocated to goodwill. Goodwill and intangible assets that are determined to have an indefinite life are not amortized.

The following unaudited pro forma consolidated financial information assumes that the Merger was completed at the beginning of 2008 and 2007.

	First Quarter Ended March 31,
(In millions)	2008	2007
Net revenues	$2,600.6	$2,655.6

Loss from continuing operations	$(394.1)	$(83.3)

Net loss	$(306.7)	$(65.2)

Pro forma results for the three months ended March 31, 2008, include non-recurring charges of $82.8 million related to the accelerated vesting of stock options, stock appreciation rights (“SARs”) and restricted stock and $59.8 million of other costs related to the Merger. Results for the three months ended March 31, 2007, included $4.0 million for costs related to the Merger.

The unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had the Merger been completed at the beginning of the periods, or of future results.

Note 3—Stock-Based Employee Compensation

Prior to the completion of the Merger, the Company granted stock options, SARs and restricted stock for a fixed number of shares to employees and directors under share-based compensation plans. The exercise prices of the stock options were equal to the fair market value of the underlying shares at the date of grant. Compensation expense for restricted stock awards was measured at fair value on the date of grant based on the number of shares granted and the quoted market price of the Company’s common stock. Such value was recognized as expense over the vesting period of the award adjusted for actual forfeitures.

In connection with the Merger, on January 28, 2008, outstanding and unexercised stock options and SARs, whether vested or unvested, were cancelled and converted into the right to receive a cash payment equal to the product of (a) the number of shares of common stock underlying the options and (b) the excess, if any, of the merger consideration over the exercise price per share of common stock previously subject to such options, less any required withholding taxes. In addition, outstanding restricted shares vested and became free of restrictions, and each holder received $90 in cash for each outstanding share.

The following is a summary of activity under the equity incentive plans that were in effect upon adoption of Statement of Financial Accounting Standards (“SFAS”) 123 (Revised 2004) through the effective date of the Merger, when all of the stock options and SARs were cancelled and restricted shares were vested:

	Predecessor Entity
Plan	Outstanding at January 1, 2008	Cancelled	Outstanding at January 28, 2008
Stock options
2004 Equity Incentive Award Plan	7,303,293	7,303,293	—
Broad-Based Stock Incentive Plan	50,097	50,097	—
2004 Long Term Incentive Plan	537,387	537,387	—
1998 Caesars Plans	102,251	102,251	—

Total options outstanding	7,993,028	7,993,028	—

Weighted average exercise price per option	$57.51	$57.51	—
Weighted average remaining contractual term per option	3.5 years	—	—
Options exercisable at period end:
Number of options	—	—	—
Weighted average exercise price	—	—	—
Weighted average remaining contractual term	—	—	—

SARs
2004 Equity Incentive Award Plan	3,229,487	3,229,487	—
Broad-Based Stock Incentive Plan	—	—	—
2004 Long Term Incentive Plan	27,695	27,695	—
1998 Caesars Plans	—	—	—

Total SARs outstanding	3,257,182	3,257,182	—

Weighted average exercise price per SAR	$69.26	$69.26	—
Weighted average remaining contractual term per SAR	5.7 years	—	—

SARs exercisable at period end:
Number of SARs	—	—	—
Weighted average exercise price	—	—	—
Weighted average remaining contractual term	—	—	—

Restricted shares		Vested
2004 Equity Incentive Award Plan	687,624	687,624	—
Broad-Based Stock Incentive Plan	—	—	—
2004 Long Term Incentive Plan	36,691	36,691	—
1998 Caesars Plans	—	—	—

Total restricted shares outstanding	724,315	724,315	—

Grant date fair value per restricted share	$70.71	$70.71	—

Our employees were also granted restricted stock or options to purchase shares of common stock under the Harrah’s Entertainment, Inc. 2001 Broad-based Stock Incentive Plan (the “2001 Plan”). Two hundred thousand shares were authorized for issuance under the 2001 Plan, which is an equity compensation plan not approved by stockholders.

There were no share-based grants during the period January 1, 2008 to January 27, 2008 (predecessor entity). There was no material award activity in the quarter ended March 31, 2007.

The total intrinsic value of stock options and SARs cancelled and restricted shares vested due to the Merger was approximately $456.9 million, $225.3 million and $46.9 million, respectively, for the period January 1, 2008 to January 27, 2008 (predecessor entity). The total intrinsic value of stock options and SARs exercised during the quarter ended March 31, 2007 was approximately $25.1 million and $0.2 million, respectively. The total intrinsic value of restricted shares vested was approximately $38.4 million during the quarter ended March 31, 2007.

The following is a summary of the activity for nonvested stock option and SAR grants and restricted share awards as of January 27, 2008 and the changes for the period January 1, 2008 to January 27, 2008:

	Predecessor Entity
	Stock Options		SARs		Restricted Shares
	Options	Fair Value (1)	SARs	Fair Value (1)	Shares	Fair Value (1)
Nonvested at January 1, 2008	2,157,766	$19.87	2,492,883	$19.51	724,315	$70.71
Grants	—	—	—	—	—	—
Vested	(1,505,939)	19.82	(16,484)	23.71	(724,315)	70.71
Cancelled	(651,827)	20.00	(2,476,399)	19.48	—	—

Nonvested at January 27, 2008	—	$—	—	$—	—	$—

(1)	Represents the weighted-average grant date fair value per share-based unit, using the Black-Scholes option-pricing model for stock options and SARs and the average high/low market price of the Company’s common stock for restricted shares.

The total fair value of stock options and SARs cancelled and restricted shares vested during the period from January 1, 2008, to January 27, 2008, (predecessor entity) was approximately $42.9 million, $48.6 million and $51.2 million, respectively. The total fair value of stock options, SARs and restricted shares vested during the quarter ended March 31, 2007 was $44.1 million, $0.8 million and $25.3 million, respectively.

As of December 31, 2007, there was approximately $12.7 million, $38.2 million and $36.6 million of total unrecognized compensation cost related to stock option grants, SARs and restricted share awards, respectively, under the stock-based compensation plans. The consummation of the Merger accelerated the recognition of compensation cost of $82.8 million, which was included in Merger and integration costs in the Consolidated Condensed Statements of Operations in the period from January 1, 2008, to January 27, 2008, (predecessor entity).

The compensation cost that has been charged against income for stock option grants, SARs grants and restricted share grants was approximately $7.7 million, $4.6 million and $4.7 million, respectively, for the quarter ended March 31, 2007.

Share-based Compensation Plans—Successor Entity

In February 2008, the Board of Directors approved and adopted the Harrah’s Entertainment, Inc. Management Equity Incentive Plan (the “Equity Plan”). The Board of Directors approved the grant of options to purchase 3,218,020 shares of our non-voting common stock in February 2008. The Equity Plan authorizes equity award options to be granted to management and other personnel and key service providers. Grants may be either shares of time-based options or shares of performance-based options, or a combination. Time-based options generally vest in equal increments of 20% on each of the first five anniversaries of the grant date and have a strike price equivalent to fair market value on the date of grant. The performance-based options vest based on the investment returns of our stockholders. One-half of the performance-based options become eligible to vest upon the stockholders receiving cash proceeds equal to two times their amount vested, and one-half of the performance-based options become eligible to vest upon the stockholders receiving cash proceeds equal to three times their amount vested subject to certain conditions and limitations. In addition, the performance-based options may vest earlier at lower thresholds upon liquidity events prior to December 31, 2009 and 2011, as well as pro-rata, in certain circumstances.

The following is a summary of share-based option activity for the period January 28, 2008 to March 31, 2008:

	Successor Entity
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at January 28, 2008	—	$—
Options granted	3,214,480	100.00
Exercised	—	—
Canceled	(59,005)	100.00

Outstanding at March 31, 2008	3,155,475	$100.00	5.2

Exercisable at March 31, 2008	—	—	—

There are no provisions in the Equity Plan for the issuance of SARs or restricted shares.

The weighted-average grant date fair value of options granted during the quarter ended March 31, 2008 was $36.50. There were no stock option exercises during the period January, 28, 2008 to March 31, 2008 (successor entity).

The following is a summary of the activity for nonvested stock option grants as of March 31, 2008 and the changes for the period January 28, 2008 to March 31, 2008:

	Successor Entity Stock Options
	Options	Fair Value(1)
Nonvested at January 28, 2008	—	$—
Grants	3,214,480	36.50
Cancelled	(59,005)	36.50

Nonvested at March 31, 2008	3,155,475	$36.50

(1)	Represents the weighted-average grant date fair value per option, using the Monte Carlo simulation option-pricing model for performance-based options, and the Black-Scholes option-pricing model for time-based options.

As of March 31, 2008, there was approximately $115.6 million of total unrecognized compensation cost related to stock option grants. This cost is expected to be recognized over a remaining weighted-average period of 5.2 years. The compensation cost that has been charged against income for stock option grants was approximately $1.7 million for the quarter ended March 31, 2008 (successor entity), of which $1.3 million was included in Corporate expense expense and $0.4 million was included in Property general, administrative and other in the Consolidated Condensed Statements of Operations.

The Company utilized historical optionee behavioral data to estimate the option exercise and termination rates used in the Black-Scholes option-pricing model. The expected term of the options represents the period of time the options were expected to be outstanding based on historical trends. Expected volatility was based on the historical volatility of the common stock of Harrah’s Entertainment and its competitor peer group for a period approximating the expected life. The Company does not expect to pay dividends on common stock. The risk-free interest rate within the expected term was based on the U.S. Treasury yield curve in effect at the time of grant.

The assumptions and fair value of options granted during the quarter ended March 31, 2008 (successor entity) are as follows:

Quarter Ended March 31, 2008 Successor Entity
Expected volatility	34.9%
Expected dividend yield	—
Expected term (in years)	5.2
Risk-free interest rate	3.3%
Weighted average fair value per share of options granted	$36.50

Note 4—Goodwill and Other Intangible Assets

The following table sets forth changes in our goodwill for the quarter ended March 31, 2008.

(In millions)
Balance at December 31, 2007 (Predecessor)	$3,553.6
Additions or adjustments	(3.9)

Balance at January 27, 2008 (Predecessor)	3,549.7
Elimination of Predecessor Goodwill	(3,549.7)
Goodwill assigned in preliminary purchase price allocation	9,319.4

Balance at March 31, 2008 (Successor)	$9,319.4

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets.

	Predecessor
(In millions)	As of December 31, 2007	Additions	Amortization	As of January 27, 2008
Amortizing intangible assets
Trademarks	$15.2	$—	$(0.4)	$14.8
Gaming rights	34.2	—	(0.1)	34.1
Contract rights	100.8	—	(1.3)	99.5
Customer relationships	511.2	—	(3.7)	507.5

	661.4	—	(5.5)	655.9

Nonamortizing intangible assets
Trademarks	570.4	—		570.4
Gaming rights	807.7	(3.8)		803.9

	1,378.1	(3.8)		1,374.3

Total	$2,039.5	$(3.8)	$(5.5)	$2,030.2

	Successor
(In millions)	As of January 28, 2008	Additions/ Other Changes	Amortization	As of March 31, 2008
Amortizing intangible assets
Patented technology	$93.8	$—	$(1.6)	$92.2
Gaming rights	257.1	—	(1.7)	255.4
Contract rights	172.3	—	(6.9)	165.4
Customer relationships	1,516.3	—	(22.1)	1,494.2

	2,039.5	—	(32.3)	2,007.2

Nonamortizing intangible assets
Trademarks	2,802.7	—		2,802.7
Gaming rights	1,875.7	0.3		1,876.0

	4,678.4	0.3		4,678.7

Total	$6,717.9	$0.3	$(32.3)	$6,685.9

The aggregate amortization for the quarter ended March 31, 2008, for those assets that are amortized under the provisions of SFAS No. 142 was $37.8 million. Estimated annual amortization expense for those assets for the years ending December 31, 2008, 2009, 2010, 2011 and 2012 is $179.0 million, $193.5 million, $182.9 million, $178.8 million and $170.7 million, respectively. The amount of amortization to be recorded in future periods is subject to change as the purchase price allocation is refined and finalized.

Note 5—Preferred and Common Stock

Preferred Stock

As of March 31, 2008, the authorized Preferred Stock shares are 40,000,000, par value $0.01 per share, stated value $100.00 per share.

On January 28, 2008, the Board adopted a resolution authorizing the creation and issuance of a series of Preferred Stock to be known as the Non-Voting Perpetual Preferred Stock. The number of shares constituting such series shall be 20,000,000.

On a quarterly basis, each share of non-voting preferred stock accrues dividends at a rate of 15.0% per annum, compounded quarterly. Dividends will be paid in cash, when, if and as declared by the board of directors, subject to approval by relevant regulators. It is expected that cash dividends will not be paid on a current basis. Dividends on Non-Voting Perpetual Preferred Stock are cumulative. As of March 31, 2008 such dividends in arrears are $52.3 million. Shares of the non-voting preferred stock rank prior in right of payment to the non-voting and voting common stock and are entitled to a liquidation preference.

Upon the occurrence of any liquidating event, each holder of non-voting preferred stock shall have the right to require the Company to repurchase each outstanding share of non-voting preferred stock before any payment or distribution shall be made to the holders of non-voting common stock, voting common stock or any other junior stock. After the payment to the holders of non-voting preferred stock of the full preferential amounts, the holders of non-voting preferred stock shall have no right or claim to any of the remaining assets of the Company. Non-voting preferred stock may be converted into non-voting common stock on a pro rata basis with the consent of the holders of a majority of the non-voting preferred stock. Neither the non-voting preferred stock nor the non-voting common stock will have any voting rights.

Common Stock

As of March 31, 2008, the authorized Common Stock of the Company totaled 80,000,020 shares, consisting of 20 shares of Voting Common Stock, par value $0.01 per share and 80,000,000 shares of Non-Voting Common Stock, par value $.01 per share. The voting common stock represents less than 1% of the capital stock of Harrah’s Entertainment, with the non-voting common stock and non-voting preferred stock together representing the remainder.

The Voting Common Stock shall have no economic rights or privileges, including rights in liquidation. The holders of Voting Common Stock shall be entitled to one vote per share on all matters to be voted on by the stockholders of the Company.

Subject to the rights of holders of Preferred Stock, when, as and if dividends are declared on the Common Stock, the holders of Non-Voting Common Stock shall be entitled to share in dividends equally, share for share.

        In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of Non-Voting Common Stock will receive a pro rata distribution of any remaining assets after payment of or provision for liabilities and the liquidation preference on preferred stock (including the Non-Voting Preferred Stock), if any.

Note 6—Debt

In connection with the Merger, $7.7 billion, face amount, of our debt was retired, $4.6 billion, face amount, of our debt was retained and $20.5 billion, face amount, of new debt was issued, resulting in a very different debt structure for the successor entity. The discussion that follows is intended to update the information provided in our 2007 Annual Report on Form 10-K, which provides details related to the debt structure as of December 31, 2007, and subsequent to the Merger.

Charges of $211.3 million were recorded in the first quarter of 2008 for premiums paid and write-offs of unamortized deferred financing costs and market value premiums associated with the early retirement of debt in connection with the Merger.

At March 31, 2008, $5.7 million, face amount, of our 8.875% Senior Subordinated Notes due September 15, 2008, and $5.1 million, face amount, of our 7.5% Senior Notes due January 15, 2009, are classified as long-term in our Consolidated Condensed Balance Sheet because the Company has both the intent and the ability to refinance these notes.

Credit Agreement

As of March 31, 2008, our senior secured credit facilities (the “Credit Facilities”) provide for senior secured financing of up to $9.25 billion, consisting of (i) senior secured term loan facilities in an aggregate principal amount of up to $7.25 billion maturing on January 28, 2015 and (ii) a senior secured revolving credit facility in an aggregate principal amount of $2.0 billion, maturing January 28, 2014, including both a letter of credit sub-facility and a swingline loan sub-facility. Interest on the Credit Agreement is based on our debt ratings and leverage ratio and is subject to change. In addition, we may request one or more incremental term loan facilities and/or increase commitments under our revolving facility in an aggregate amount of up to $1.75 billion, subject to certain conditions and receipt of commitments by existing or additional financial institutions or institutional lenders. As of March 31, 2008, $7.25 billion in borrowings was outstanding under the Credit Facilities with an additional $0.2 billion committed to back letters of credit. After consideration of these borrowings and letters of credit, $1.8 billion of additional borrowing capacity was available to the Company under the Credit Facilities as of March 31, 2008.

Borrowings under the Credit Facilities bear interest at a rate equal to the then-current LIBOR rate or at a rate equal to the alternate base rate, in each case plus an applicable margin. In addition, on a quarterly basis, we are required to pay each lender (i) a commitment fee in respect of any unused commitments under the revolving credit facility and the delayed draw portion of the term facility and (ii) a letter of credit fee in respect of the aggregate face amount of outstanding letters of credit under the revolving credit facility. As of March 31, 2008, the Credit Facilities bore interest based upon 300 basis points over LIBOR and bore a commitment fee for unborrowed amounts of 50 basis points.

The Credit Facilities require scheduled quarterly payments on the term loans in amounts equal to 0.25% of the original principal amount of the term loans for six years and three quarters, with the balance paid at maturity.

Derivative Instruments

We account for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and all amendments thereto. SFAS No. 133 requires that all derivative instruments be recognized in the financial statements at fair value. Any changes in fair value are recorded in the statements of operations or in other comprehensive income/(loss), depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction and the effectiveness of the hedge. The estimated fair values of our derivative instruments are based on market prices obtained from dealer quotes. Such quotes represent the estimated amounts we would receive or pay to terminate the contracts.

Our derivative instruments contain a credit risk that the counterparties may be unable to meet the terms of the agreements. We minimize that risk by evaluating the creditworthiness of our counterparties, which are limited to major banks and financial institutions, and we do not anticipate nonperformance by the counterparties.

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of March 31, 2008, we have ten interest rate swap agreements for notional amounts totaling $6.5 billion, $5.0 billion of which became effective after March 31, 2008. The difference to be paid or received under the terms of the interest rate swap agreement is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreement will have a corresponding effect on future cash flows. The major terms of the interest rate swap agreements are as follows.

Effective Date	Notional Amount	Fixed Rate Paid	Variable Rate Received as of March 31, 2008	Next Reset Date	Maturity Date
	(In millions)
April 25, 2007	$200	4.898%	3.33125%	April 25, 2008	April 25, 2011
April 25, 2007	200	4.896%	3.33125%	April 25, 2008	April 25, 2011
April 25, 2007	200	4.925%	3.33125%	April 25, 2008	April 25, 2011
April 25, 2007	200	4.917%	3.33125%	April 25, 2008	April 25, 2011
April 25, 2007	200	4.907%	3.33125%	April 25, 2008	April 25, 2011
September 26, 2007	250	4.809%	3.33125%	April 25, 2008	April 25, 2011
September 26, 2007	250	4.775%	3.33125%	April 25, 2008	April 25, 2011
April 25, 2008	1,000	4.172%	3 month LIBOR	April 25, 2008	April 25, 2012
April 25, 2008	2,000	4.276%	3 month LIBOR	April 25, 2008	April 25, 2013
April 25, 2008	2,000	4.263%	3 month LIBOR	April 25, 2008	April 25, 2013

Until February 15, 2008, our interest rate swap agreements were not designated as hedging instruments; therefore, gains or losses resulting from changes in the fair value of the swaps were recognized in earnings in the period of the change. On February 15, 2008, eight of our interest rate swap agreements for notional amounts totaling $3.5 billion were designated as hedging instruments; therefore, only any measured ineffectiveness will be recognized in earnings in the period of change. Interest rate swaps increased our first quarter 2008 and 2007 interest expense by $145.5 million and $1.1 million, respectively.

Additionally, on January 28, 2008, we entered into an interest rate cap agreement to partially hedge the risk of future increases in the variable rate of our commercial mortgage-backed securities. The interest rate cap agreement, which was effective January 28, 2008, and terminates February 13, 2013, is for a notional amount of $6.5 billion at a LIBOR cap rate of 4.5%.

Note 7—Fair Value Measurements

We adopted the required provisions of SFAS No. 157, “Fair Value Measurements,” on January 1, 2008. SFAS No. 157 outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures.

FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). At this time, we have chosen not to apply Statement 157 early for nonrecurring measurements made for nonfinancial assets and nonfinancial liabilities. There were no nonfinancial assets or nonfinancial liabilities recognized or disclosed at fair value during first quarter 2008.

Under SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” entities are permitted to choose to measure many financial instruments and certain other items at fair value. We did not elect the fair value measurement option under SFAS No. 159 for any of our financial assets or financial liabilities.

In accordance with the fair value hierarchy described in SFAS No. 157, the following table shows the fair value of our financial assets and financial liabilities that are required to be measured at fair value as of March 31, 2008.

(In millions)	Balance at March 31, 2008	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$98.6	$—	$98.6	$—
Deferred compensation plan assets	233.9	—	233.9	—

Liabilities:
Derivative instruments	330.5	—	330.5	—
Deferred compensation plan liabilities	206.3	—	206.3	—

The following section describes the valuation methodologies used to measure fair value, key inputs, and significant assumptions:

Derivative instruments – The estimated fair values of our derivative instruments are based on market prices obtained from dealer quotes. Such quotes represent the estimated amounts we would receive or pay to terminate the contracts. Derivative instruments are included in the Deferred costs and other and Deferred credits and other lines of our Consolidated Condensed Balance Sheets. See Note 6 for more information on our derivative instruments.

Deferred compensation plan assets and liabilities – The estimated fair values of our deferred compensation plan assets and liabilities are based on the market values of the underlying account funds. Deferred compensation plan assets and liabilities are included in Deferred costs and other and Deferred credits and other lines of our Consolidated Condensed Balance Sheets.

Note 8—Supplemental Cash Flow Disclosures

Cash Paid for Interest and Taxes

The following table reconciles our Interest expense, net of interest capitalized, per the Consolidated Condensed Statements of Operations, to cash paid for interest:

	Successor	Predecessor	Predecessor
(In millions)	January 28, 2008 Through March 31, 2008	January 1, 2008 Through January 27, 2008	Three Months Ended March 31, 2007
Interest expense, net of interest capitalized	$467.9	$89.7	$185.8
Adjustments to reconcile to cash paid for interest:
Net change in accruals	(207.0)	8.7	(2.9)
Amortization of deferred finance charges	(16.7)	(0.8)	(2.2)
Net amortization of discounts and premiums	(23.3)	2.9	11.2
Amortization of other comprehensive income	(0.1)	(0.1)	—
Change in fair value of interest rate swaps	(102.7)	(39.2)	—

Cash paid for interest, net of amount capitalized	$118.1	$61.2	$191.9

Cash payments of income taxes, net	$11.8	$1.0	$7.4

Note 9—Commitments and Contingent Liabilities

Contractual Commitments

We continue to pursue additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties and development completion guarantees.

The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments, pursuant to these contracts for the three managed Indian-owned facilities now open, which extend for periods of up to 68 months from March 31, 2008, is $1.2 million. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.

In February 2008, we entered into an agreement with the State of Louisiana whereby we extended our guarantee of an annual payment obligation of JCC, our wholly-owned subsidiary, of $60 million owed to the State of Louisiana. The guarantee was extended for one year to end March 31, 2011.

In addition to the guarantees discussed above, as of March 31, 2008, we had commitments and contingencies of $1,663.5 million, including construction-related commitments.

Severance Agreements

As of March 31, 2008, we have severance agreements with 23 of our executives, which provide for payments to the executives in the event of their termination after a change in control, as defined. These agreements provide, among other things, for a compensation payment of 1.5 to 3.0 times the executive’s average annual compensation, as defined. The estimated amount, computed as of March 31, 2008, that would be payable under the agreements to these executives aggregated approximately $54.6 million. The estimated amount that would be payable to these executives does not include an estimate for the tax gross-up payment, provided for in the agreements, that would be payable to the executive if the executive becomes entitled to severance payments which are subject to federal excise tax imposed on the executive.

Employment Agreements

As of March 31, 2008, we have employment agreements with 16 of our executives, not including the employee agreement discussed below. These agreements, among other things, state the severance, if any, to be paid to the senior executives in the event of their termination. However, until February 2010, the severance agreements noted above determine the payment to the executives in the event of their termination due to the change in control that occurred as a result of the Merger.

We entered into an employment agreement with one executive that replaced his severance agreement as of January 28, 2008. The employment agreement provides for payments to the executive in the event of his termination after a change in control, as defined, and provides for, among other things, a compensation payment of 3.0 times the executive’s average annual compensation, as defined. The estimated amount, computed as of March 31, 2008, that would be payable under the agreement to the executive based on the compensation payment aggregated approximately $15.8 million. The estimated amount that would be payable to the executive does not include an estimate for the tax gross-up payment, provided for in the agreement, that would be payable to the executive if the executive becomes entitled to severance payments which are subject to federal excise tax imposed on the executive.

Self-Insurance

We are self-insured for various levels of general liability, workers’ compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims.

Note 10—Litigation

Certain of our legal proceedings are reported in our Annual Report on Form 10-K for the year ended December 31, 2007, with material developments since that report described below.

Litigation Related to the Merger

Delaware Lawsuits.

On October 5, 2006, Henoch Kaiman and Joseph Weiss filed a purported class action complaint in the Delaware Court of Chancery, Civil Action No. 2453-N, against Harrah’s Entertainment, its board of directors and the Sponsors, challenging the proposed transaction as inadequate and unfair to Harrah’s Entertainment public stockholders. Two similar putative class actions were subsequently filed in the Delaware Court of Chancery: Phillips v. Loveman, et al., Civil Action No. 2456-N; and Momentum Partners v. Atwood, et al., Civil Action No. 2455-N. On October 19, 2006, the Delaware Court of Chancery consolidated the three Delaware cases under the heading In Re Harrah’s Entertainment, Inc. Shareholder Litigation.

On December 22, 2006, Delaware plaintiffs’ counsel filed an amended and consolidated class action complaint against Harrah’s Entertainment, its directors, the Sponsors, and added as defendants Apollo Management V, L.P., Hamlet Holdings and Merger Sub. The consolidated complaint alleges that Harrah’s Entertainment board of directors breached their fiduciary duties and that the Sponsors aided and abetted the alleged breaches of fiduciary duty in entering into the merger agreement. The consolidated complaint seeks, among other relief, class certification of the lawsuit, an injunction against the proposed transaction, compensatory and/or rescissory damages to the class, and an award of attorneys’ fees and expenses to plaintiffs. On February 14, 2007, defendants began to produce documents in response to plaintiff’s initial discovery request. See “Settlement Procedures” below for an update.

Initial Nevada Lawsuits.

On October 3, 2006, Natalie Gordon filed a putative class action lawsuit in the state district court in Clark County, Nevada, Case No. A529183, against Harrah’s Entertainment, its board of directors and the Sponsors, challenging the proposed transaction as inadequate and unfair to Harrah’s public stockholders. Eight similar putative class actions were subsequently filed in the Clark County district court: Phillips v. Harrah’s Entertainment, Inc., et al., Case No. A529184; Murphy v. Harrah’s Entertainment, Inc., et al., Case No. A529246; Shapiro v. Alexander, et al., Case No. A529247; Barnum v. Alexander, et al., Case No. A529277; Iron Workers Tennessee Valley Pension Fund v. Harrah’s Entertainment, Inc., et al., Case No. A529449; Staehr v. Harrah’s Entertainment, Inc., et al., Case No. A529385; Berliner v. Harrah’s Entertainment, Inc., et al., Case No. A529508; and Frechter v. Harrah’s Entertainment, Inc., et al., Case No. A529680. All of the complaints name Harrah’s Entertainment and its current directors as defendants. Four of the complaints also name the Sponsors as defendants. One complaint further names two former directors of Harrah’s, Joe M. Henson and William Barron Hilton, as defendants. On October 6, 2006, the Clark County district court consolidated these complaints under the heading In Re Harrah’s Shareholder Litigation and appointed liaison counsel for the consolidated action.

On October 17, 2006, a consolidated class action complaint was filed naming Harrah’s Entertainment, its current board of directors and the Sponsors as defendants. The consolidated complaint alleges that Harrah’s Entertainment’s board of directors breached their fiduciary duties and the Sponsors aided and abetted the alleged breaches of fiduciary duty in connection with the proposed transaction. The consolidated complaint seeks, among other relief, class certification of the lawsuit, an injunction against the proposed transaction, declaratory relief, compensatory and/or rescissory damages to the class, and an award of attorneys’ fees and expenses to plaintiffs.

        On October 25, 2006, Harrah’s Entertainment removed the consolidated action to the United States District Court for the District of Nevada as In Re Harrah’s Shareholder Litigation, Case 2:06-CV-01356, pursuant to the Securities Litigation Uniform Standards Act (“SLUSA”). On November 27, 2006, plaintiffs Gordon, Phillips, Murphy, Shapiro and Barnum filed a motion for remand. Also on that date, plaintiff Iron Workers Tennessee Valley Pension Fund filed a separate motion for remand. On December 5, 2006, plaintiff Frechter joined Iron Workers’ motion for remand. On January 5, 2007, the plaintiff in Iron Workers filed notice of its intention to voluntarily dismiss its action. On that same date, plaintiffs Gordon, Phillips, Murphy, Shapiro and Barnum filed a notice of withdrawal of their motion for remand. The court approved these notices on January 9, 2007. On January 23, 2007, defendants moved to dismiss the remaining actions pursuant to SLUSA. On February 5, 2007, plaintiffs Gordon, Phillips, Murphy, Shapiro and Barnum filed a First Amended Consolidated Class Action Complaint, adding a claim that the December 2006 14A filings by Harrah’s Entertainment with the SEC in connection with the merger were false and misleading. Accordingly, eight consolidated cases currently remain in the United States District Court for the District of Nevada. On February 12, 2007, the court denied the Frechter motion for remand under the SLUSA. On February 23, 2007, the defendants filed a reply brief renewing their request that the court dismiss the actions in their entirety. See “Settlement Procedures” below for an update.

Subsequent Nevada Lawsuits.

On November 22, 2006, two putative class action lawsuits were filed in the state district court in Clark County, Nevada against Harrah’s Entertainment and its board of directors: Eisenstein v. Harrah’s Entertainment, Inc., et al., Case No. A531963; and NECA-IBEW Pension Fund v. Harrah’s Entertainment, Inc., et al., Case No. A531965. Both complaints allege that Harrah’s Entertainment board of directors breached their fiduciary duties in connection with the proposed transaction. The complaints seek, among other things, declaratory and injunctive relief; neither of them seeks damages.

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

Settlement Procedures.

On March 8, 2007, Harrah’s Entertainment, its board of directors, and the other named defendants in the Delaware and Nevada Lawsuits above entered into a memorandum of understanding with plaintiffs’ counsel in those lawsuits. Under the terms of the memorandum, Harrah’s Entertainment, its board of directors, the other named defendants, and the plaintiffs agreed that the Initial Nevada Lawsuits and the Delaware Lawsuit will be dismissed without prejudice and, subject to court approval, the Subsequent Nevada Lawsuits would be dismissed with prejudice. The parties subsequently entered into a stipulation of settlement (“Stipulation”) incorporating the terms of the memorandum of understanding.

On May 30, 2007, the federal district court in Nevada entered an order granting defendants’ Motion to Dismiss. Judgment was entered dismissing the Initial Nevada Lawsuits without prejudice on June 26, 2007.

Harrah’s Entertainment, its board of directors, and the other defendants deny all of the allegations in the lawsuits. Nevertheless, the defendants agreed to settle the purported class action litigations in order to avoid costly litigation and mitigate the risk that the litigation may have caused a delay to the closing of the Merger. Pursuant to the terms of the Stipulation, Harrah’s Entertainment agreed to provide certain additional information to stockholders that was included in its definitive proxy statement dated March 8, 2007. In addition, Harrah’s Entertainment or its successor has agreed to pay the legal fees and expenses of plaintiffs’ counsel, up to a certain limit and subject to approval by the court, and the costs of providing notice to the class. Class members have the right to opt out of the proposed settlement; however, Defendants have the right to terminate the proposed settlement if the holders of more than a designated amount of shares elect to opt out. The entry of a final judgment and the grant of a release against Harrah’s Entertainment, its board of directors and the other named defendants will not affect the rights of any stockholders who timely and validly request exclusion from the settlement class pursuant to applicable law.

On February 4, 2008, the Stipulation was submitted to the district court in Nevada, where it was approved and an order was entered for notice and a hearing in this matter. On April 21, 2008, a settlement hearing was held requesting final approval of the settlement. On April 29, 2008, the court entered an Order and Final Judgment approving the settlement, dismissing the action, and granting plaintiffs’ request for fees. With the settlement having been approved by the Nevada district court, the Company intends to seek the dismissal, without prejudice, of the Delaware Lawsuit.

Additional details of the settlement are set forth in a separate notice that has been sent to potential class members prior to the court hearing to consider the settlement, including any award of attorneys’ fees.

Litigation Related to Development

On March 6, 2008, Caesars Bahamas Investment Corporation (“CBIC”), an indirect subsidiary of Harrah’s Operating Company, Inc. (“HOC”) terminated its previously announced agreement to enter into a joint venture in the Bahamas with Baha Mar Joint Venture Holdings Ltd. and Baha Mar JV Holding Ltd. (collectively, “Baha Mar”). To enforce its rights, on March 13, 2008, CBIC filed a complaint against Baha Mar, and the Baha Mar Development Company Ltd., in the Supreme Court of the State of New York, seeking a declaratory judgment with respect to CBIC’s rights under the Subscription and Contribution Agreement (the “Subscription Agreement”), between CBIC and Baha Mar, dated January 12, 2007. Pursuant to the Subscription Agreement, CBIC agreed, subject to certain conditions, to subscribe for shares in Baha Mar Joint Venture Holdings Ltd., which was formed to develop and construct a casino, golf course and resort project in the Bahamas. The complaint alleges that (i) the Subscription Agreement grants CBIC the right to terminate the agreement at any time prior to the closing of the transactions contemplated therein, if the closing does not occur on time; (ii) the closing did not occur on time; and, (iii) CBIC exercised its right to terminate the Subscription Agreement, and to abandon the transactions contemplated therein. The complaint seeks a declaratory judgment that the Subscription Agreement has been terminated in accordance with its terms and the transactions contemplated therein have been abandoned.

On April 9, 2008, Baha Mar and the Baha Mar Development Company Ltd. filed Counterclaims against CBIC and a Third Party Complaint against HOC in the Supreme Court of the State of New York. Baha Mar and the Baha Mar Development Company Ltd. allege that CBIC wrongfully terminated the Subscription Agreement and that CBIC wrongfully failed to make capital contributions under the Joint Venture Investors Agreement (“Investors Agreement”), by and between CBIC and Baha Mar, dated January 12, 2007. In addition, Baha Mar and the Baha Mar Development Company Ltd. allege that HOC wrongfully failed to perform its purported obligations under the Harrah’s Baha Mar Joint Venture Guaranty, dated January 12, 2007 (“Guaranty”). Baha Mar and the Baha Mar Development Company Ltd. assert claims for breach of contract, breach of fiduciary duty, promissory estoppel, equitable estoppel and negligent misrepresentation. Baha Mar and the Baha Mar Development Company Ltd. seek (i) declaratory relief; (ii) specific performance; (iii) the recovery of alleged monetary damages; (iv) the recovery of alleged attorneys fees, costs, and expenses and (v) the dismissal with prejudice of CBIC’s Complaint against Baha Mar and Baha Mar Development Company Ltd., seeking declaratory relief and filed in the Supreme Court of the State of New York on March 13, 2008.

In addition, the Company is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any pending litigation to have a material adverse effect on our consolidated financial position or results of operations.

Note 11—Income Taxes

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

We also are subject to exam by various state and foreign tax authorities, although tax years prior to 2004 are generally closed as the statutes of limitations have lapsed. However, various subsidiaries are still being examined by the New Jersey Division of Taxation for tax years beginning with 1999.

We classify reserves for tax uncertainties within Accrued expenses and Deferred credits and other in our Consolidated Condensed Balance Sheets, separate from any related income tax payable or deferred income taxes. In accordance with FIN 48, reserve amounts relate to any uncertain tax position, as well as potential interest or penalties associated with those items.

Note 12—Discontinued Operations

Discontinued operations consist of insurance proceeds from the settlement of claims related to hurricane damages to Grand Casino Gulfport, which we sold in March 2006. Operating results for Grand Casino Gulfport were presented as discontinued operations until its sale. No gain or loss was recorded on this sale. Pursuant to the terms of the sale agreement, we were to retain all insurance proceeds related to Grand Casino Gulfport, and in first quarter 2008, $141.1 million of insurance proceeds related to Mississippi Gulf Coast claims are reported in Discontinued operations in our Consolidated Condensed Statement of Operations.

Note 13—Insurance Proceeds Related to Hurricane-Damaged Properties

In first quarter 2008, we entered into a settlement agreement with our insurance carriers related to the remaining unsettled claims associated with damages incurred in Mississippi from Hurricane Katrina in 2005, and the final payment of $338.1 million was received in first quarter. Insurance proceeds exceeded the net book value of the impacted assets and costs and expenses that were reimbursed under our business interruption claims, and the excess is recorded as income in the line item, Write-downs, reserves and recoveries, for properties included in continuing operations and in the line item, Income from discontinued operations, for properties included in discontinued operations. In first quarter 2008 and 2007, $185.4 million and $18.7 million, respectively, of insurance proceeds are included in Write-downs, reserves and recoveries and $141.1 million and $28.0 million, respectively, of insurance proceeds are included in Discontinued operations in our Consolidated Condensed Statements of Operations.

Note 14—Related Party Transactions

In connection with the Merger, Apollo/TPG and their affiliates entered into a services agreement with Harrah’s Entertainment relating to the provision of financial and strategic advisory services and consulting services. We paid Apollo/TPG a one-time transaction fee of $200 million for structuring the Merger and debt financing negotiations. This amount has been included in the overall purchase price of the Merger. In addition, we will pay an annual fee equal to the greater of $30 million or 1% of the Company’s EBITDA, as defined, for management services and advice.

Note 15—Consolidating Financial Information of Guarantors and Issuers

As of March 31, 2008, HOC, a 100% owned subsidiary of Harrah’s Entertainment, is the issuer of certain debt securities that have been guaranteed by Harrah’s Entertainment and certain subsidiaries of HOC. The following consolidating schedules present condensed financial information for Harrah’s Entertainment, the parent and guarantor; HOC, the subsidiary issuer; guarantor subsidiaries of HOC; and non-guarantor subsidiaries of Harrah’s Entertainment and HOC as of March 31, 2008, and December 31, 2007, and for the successor companies for the period January 28, 2008, through March 31, 2008, and for the predecessor companies for the periods from January 1, 2008, through January 27, 2008, and for the three months ended March 31, 2007.

HARRAH’S ENTERTAINMENT, INC.

(SUCCESSOR ENTITY)

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2008

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidating/ Eliminating Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$144.6	$611.7	$237.1	$368.9	$—	$1,362.3
Receivables, net of allowance for doubtful accounts	—	148.9	250.8	191.7	(186.5)	404.9
Deferred income taxes	—	(1.7)	114.9	29.8	—	143.0
Income tax receivable	—	—	9.5	—	—	9.5
Prepayments and other	4.0	14.0	120.6	104.9	—	243.5
Inventories	—	1.5	44.8	23.4	—	69.7

Total current assets	148.6	774.4	777.7	718.7	(186.5)	2,232.9

Land, buildings, riverboats and equipment, net of accumulated depreciation	—	314.3	10,806.8	6,388.6	(5.0)	17,504.7
Assets held for sale	—	—	2.8	—	—	2.8
Goodwill	—	44.6	6,488.5	2,786.3	—	9,319.4
Intangible assets	—	9.3	5,564.5	1,112.1	—	6,685.9
Investments in and advances to nonconsolidated affiliates	5,810.3	20,794.1	11.3	7.8	(26,604.4)	19.1
Deferred costs and other	—	1,975.5	1,843.0	1,565.9	(4,061.4)	1,323.0

	$5,958.9	$23,912.2	$25,494.6	$12,579.4	$(30,857.3)	$37,087.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$135.6	$195.0	$73.8	$(10.1)	$394.3
Accrued expenses	5.4	902.1	575.0	158.2	(155.0)	1,485.7
Current portion of long-term debt	—	72.5	0.8	18.9	(10.9)	81.3

Total current liabilities	5.4	1,110.2	770.8	250.9	(176.0)	1,961.3
Liabilities held for sale	—	—	0.6	—	—	0.6
Long-term debt	—	17,387.3	1,882.9	8,645.2	(4,061.4)	23,854.0
Deferred credits and other	—	694.9	20.4	61.0	(10.5)	765.8
Deferred income taxes	—	108.1	3,180.3	1,208.1	—	4,496.5

	5.4	19,300.5	5,855.0	10,165.2	(4,247.9)	31,078.2
Minority interests	—	—	34.7	21.4	—	56.1
Preferred stock	2,045.9	—	—	—	—	2,045.9
Stockholders’ equity	3,907.6	4,611.7	19,604.9	2,392.8	(26,609.4)	3,907.6

	$5,958.9	$23,912.2	$25,494.6	$12,579.4	$(30,857.3)	$37,087.8

HARRAH’S ENTERTAINMENT, INC.

(PREDECESSOR ENTITY)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2007

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidating/ Eliminating Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$—	$15.2	$338.8	$356.0	$—	$710.0
Receivables, net of allowance for doubtful accounts	—	181.2	268.7	200.3	(173.8)	476.4
Deferred income taxes	—	(1.7)	176.5	25.2	—	200.0
Income tax receivable	—	—	(102.6)	107.6	—	5.0
Prepayments and other	—	11.8	98.0	106.4	—	216.2
Inventories	—	1.6	45.1	23.6	—	70.3

Total current assets	—	208.1	824.5	819.1	(173.8)	1,677.9

Land, buildings, riverboats and equipment, net of accumulated depreciation	—	352.6	9,934.7	5,289.4	(5.2)	15,571.5
Assets held for sale	—	—	4.5	—	—	4.5
Goodwill	—	—	2,681.7	871.9	—	3,553.6
Intangible assets	—	—	1,537.9	501.6	—	2,039.5
Investments in and advances to nonconsolidated affiliates	6,628.1	13,665.1	10.8	7.8	(20,293.2)	18.6
Deferred costs and other	—	2,524.2	1,857.1	1,291.9	(5,181.1)	492.1

	$6,628.1	$16,750.0	$16,851.2	$8,781.7	$(25,653.3)	$23,357.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$149.2	$188.8	$112.9	$(8.9)	$442.0
Accrued expenses	1.2	460.9	596.2	426.3	(133.4)	1,351.2
Current portion of long-term debt	—	—	0.8	20.0	(10.0)	10.8

Total current liabilities	1.2	610.1	785.8	559.2	(152.3)	1,804.0
Liabilities held for sale	—	—	0.6	—	—	0.6
Long-term debt	—	12,377.5	1,879.3	3,353.9	(5,181.1)	12,429.6
Deferred credits and other	—	398.0	20.9	67.4	(21.5)	464.8
Deferred income taxes	—	(233.6)	1,686.3	526.9	—	1,979.6

	1.2	13,152.0	4,372.9	4,507.4	(5,354.9)	16,678.6
Minority interests	—	—	—	52.2	—	52.2
Commitments and contingencies
Stockholders’ equity	6,626.9	3,598.0	12,478.3	4,222.1	(20,298.4)	6,626.9

	$6,628.1	$16,750.0	$16,851.2	$8,781.7	$(25,653.3)	$23,357.7

HARRAH’S ENTERTAINMENT, INC.

(SUCCESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD

JANUARY 28, 2008 THROUGH MARCH 31, 2008

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$17.2	$941.2	$507.3	$—	$1,465.7
Food and beverage	—	3.8	176.3	121.2	—	301.3
Rooms	—	3.2	149.2	89.1	—	241.5
Management fees	—	—	12.1	—	—	12.1
Other	—	21.4	27.3	92.1	(29.0)	111.8
Less: casino promotional allowances	—	(4.5)	(174.4)	(113.0)	—	(291.9)

Net revenues	—	41.1	1,131.7	696.7	(29.0)	1,840.5

Operating expenses
Direct
Casino	—	8.5	495.8	272.3	—	776.6
Food and beverage	—	2.2	71.9	50.2	—	124.3
Rooms	—	0.4	30.7	19.3	—	50.4
Property general, administrative and other	—	13.1	165.8	242.5	(11.5)	409.9
Depreciation and amortization	—	0.5	77.9	45.9	(0.1)	124.2
Write-downs, reserves and recoveries	—	—	(167.4)	8.6	—	(158.8)
Project opening costs	—	—	0.3	2.5	—	2.8
Corporate expense	5.3	13.9	5.5	6.5	(6.5)	24.7
Merger and integration costs	—	17.0	—	—	—	17.0
Losses/(income) on interests in nonconsolidated affiliates	82.6	(260.2)	0.3	(1.0)	177.6	(0.7)
Amortization of intangible assets	—	0.1	22.4	9.8	—	32.3

Total operating expenses	87.9	(204.5)	703.2	656.6	159.5	1,402.7

(Loss)/income from operations	(87.9)	245.6	428.5	40.1	(188.5)	437.8
Interest expense, net of interest capitalized	—	(359.1)	(54.7)	(126.8)	72.7	(467.9)
Losses on early extinguishments of debt	—	(211.5)	(0.3)	0.5	—	(211.3)
Other income, including interest income	0.9	24.3	7.6	47.6	(72.7)	7.7

(Loss)/income from continuing operations before income taxes and minority interests	(87.0)	(300.7)	381.1	(38.6)	(188.5)	(233.7)
Benefit/(provision) for income taxes	0.1	183.0	(122.2)	(2.8)	—	58.1
Minority interests	—	—	(1.5)	2.9	—	1.4

(Loss)/income from continuing operations	(86.9)	(117.7)	257.4	(38.5)	(188.5)	(174.2)

Discontinued operations
Income from discontinued operations	—	—	141.0	—	—	141.0
Provision for income taxes	—	—	(53.7)	—	—	(53.7)

Income from discontinued operations, net	—	—	87.3	—	—	87.3

Net (loss)/income	$(86.9)	$(117.7)	$344.7	$(38.5)	$(188.5)	$(86.9)

HARRAH’S ENTERTAINMENT, INC.

(PREDECESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD

JANUARY 1, 2008 THROUGH JANUARY 27, 2008

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$5.7	$388.8	$220.1	$—	$614.6
Food and beverage	—	1.4	68.9	48.1	—	118.4
Rooms	—	1.3	60.4	34.7	—	96.4
Management fees	—	—	5.4	0.1	(0.5)	5.0
Other	—	1.5	27.3	17.9	(4.0)	42.7
Less: casino promotional allowances	—	(1.4)	(72.8)	(42.8)	—	(117.0)

Net revenues	—	8.5	478.0	278.1	(4.5)	760.1

Operating expenses
Direct
Casino	—	5.6	211.8	123.2	—	340.6
Food and beverage	—	1.0	27.5	22.0	—	50.5
Rooms	—	0.2	11.3	8.1	—	19.6
Property general, administrative and other	—	3.3	112.9	66.5	(4.5)	178.2
Depreciation and amortization	—	2.4	38.3	22.8	—	63.5
Write-downs, reserves and recoveries	—	—	0.2	4.5	—	4.7
Project opening costs	—	—	(0.1)	0.8	—	0.7
Corporate expense	—	6.1	2.4	—	—	8.5
Merger and integration costs	—	125.6	—	—	—	125.6
Losses/(income) on interests in nonconsolidated affiliates	102.3	(1.3)	(0.8)	0.3	(101.0)	(0.5)
Amortization of intangible assets	—	—	5.2	0.3	—	5.5

Total operating expenses	102.3	142.9	408.7	248.5	(105.5)	796.9

(Loss)/income from operations	(102.3)	(134.4)	69.3	29.6	101.0	(36.8)
Interest expense, net of interest capitalized	—	(89.3)	(5.8)	(18.1)	23.5	(89.7)
Losses on early extinguishments of debt	—	—	—	—	—	—
Other income, including interest income	—	12.6	9.8	2.2	(23.5)	1.1

(Loss)/income from continuing operations before income taxes and minority interests	(102.3)	(211.1)	73.3	13.7	101.0	(125.4)
Benefit/(provision) for income taxes	1.4	56.3	(36.9)	5.2	—	26.0
Minority interests	—	—	(0.3)	(1.3)	—	(1.6)

(Loss)/income from continuing operations	(100.9)	(154.8)	36.1	17.6	101.0	(101.0)

Discontinued operations
Income from discontinued operations	—	—	0.1	—	—	0.1
Provision for income taxes	—	—	—	—	—	—

Income from discontinued operations, net	—	—	0.1	—	—	0.1

Net (loss)/income	$(100.9)	$(154.8)	$36.2	$17.6	$101.0	$(100.9)

HARRAH’S ENTERTAINMENT, INC.

(PREDECESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$24.5	$1,402.8	$725.1	$—	$2,152.4
Food and beverage	—	5.6	248.8	169.8	—	424.2
Rooms	—	5.1	216.3	124.9	—	346.3
Management fees	—	—	26.4	0.2	(4.2)	22.4
Other	—	4.3	120.3	64.9	(24.0)	165.5
Less: casino promotional allowances	—	(5.9)	(281.2)	(168.1)	—	(455.2)

Net revenues	—	33.6	1,733.4	916.8	(28.2)	2,655.6

Operating Expenses
Direct
Casino	—	20.4	694.1	371.8	—	1,086.3
Food and beverage	—	3.1	92.1	75.9	—	171.1
Rooms	—	1.0	40.2	24.2	—	65.4
Property general, administrative and other	—	35.7	410.3	204.6	(16.2)	634.4
Depreciation and amortization	—	8.9	116.7	64.7	—	190.3
Write-downs, reserves and recoveries	—	0.9	(9.5)	1.2	—	(7.4)
Project opening costs	—	—	1.3	7.6	—	8.9
Corporate expense	0.1	25.2	8.1	—	—	33.4
Merger and integration costs	—	—	4.0	—	—	4.0
(Income)/losses on interests in nonconsolidated affiliates	(186.0)	(265.4)	(0.2)	1.7	450.0	0.1
Amortization of intangible assets	—	—	17.3	0.6	—	17.9

Total operating expenses	(185.9)	(170.2)	1,374.4	752.3	433.8	2,204.4

Income/(loss) from operations	185.9	203.8	359.0	164.5	(462.0)	451.2
Interest expense, net of interest capitalized	—	(192.6)	(18.7)	(81.2)	106.7	(185.8)
Losses on early extinguishments of debt	—	—	—	—	—	—
Other income, including interest income	—	23.6	19.8	59.5	(94.7)	8.2

Income/(loss) from continuing operations before income taxes and minority interests	185.9	34.8	360.1	142.8	(450.0)	273.6
(Provision)/benefit for income taxes	(0.6)	76.4	(135.5)	(40.6)	—	(100.3)
Minority interests	—	—	(2.8)	(3.3)	—	(6.1)

Income/(loss) from continuing operations	185.3	111.2	221.8	98.9	(450.0)	167.2

Discontinued operations
Income from discontinued operations	—	—	27.8	—	—	27.8
Provision for income taxes	—	—	(9.7)	—	—	(9.7)

Income from discontinued operations, net	—	—	18.1	—	—	18.1

Net income	$185.3	$111.2	$239.9	$98.9	$(450.0)	$185.3

HARRAH’S ENTERTAINMENT, INC.

(SUCCESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD

JANUARY 28, 2008 THROUGH MARCH 31, 2008

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Cash flows provided by operating activities	$—	$(5.3)	$383.1	$104.7	$—	$482.5

Cash flows from investing activities
Land, buildings, riverboats and equipment additions	—	(1.3)	(167.1)	(61.0)	(0.2)	(229.6)
Increase in construction payables	—	—	6.1	6.9	—	13.0
Insurance proceeds for hurricane losses from asset recovery	—	—	181.4	—	—	181.4
Payment for Merger	(17,604.2)	—	—	—	—	(17,604.2)
Proceeds from other asset sales	—	—	1.4	—	—	1.4
Other	—	—	(3.1)	—	—	(3.1)

Cash flows (used in)/provided by investing activities	(17,604.2)	(1.3)	18.7	(54.1)	(0.2)	(17,641.1)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issue costs	—	14,768.6	—	6,203.5	—	20,972.1
Repayments under lending agreements	—	(6,922.1)	—	—	—	(6,922.1)
Early extinguishments of debt	—	(1,873.6)	—	—	—	(1,873.6)
Premiums paid on early extinguishments of debt	—	(235.6)	—	—	—	(235.6)
Equity contribution from buyout	6,007.0	—	—	—	—	6,007.0
Minority interests’ distributions, net	—	—	—	0.5	—	0.5
Excess tax benefit from stock equity plans	(50.5)	—	—	—	—	(50.5)
Other	—	7.1	—	—	—	7.1
Transfers from/(to) affiliates	12,082.1	(5,428.7)	(425.4)	(6,228.2)	0.2	—

Cash flows provided by/(used in) financing activities	18,038.6	315.7	(425.4)	(24.2)	0.2	17,904.9

Cash flows from discontinued operations
Cash flows from operating activities	—	—	5.1	—	—	5.1
Cash flows from investing activities	—	—	—	—	—	—

Cash flows provided by discontinued operations	—	—	5.1	—	—	5.1

Net increase/(decrease) in cash and cash equivalents	434.4	309.1	(18.5)	26.4	—	751.4
Cash and cash equivalents, beginning of period	2.3	10.5	255.6	342.5	—	610.9

Cash and cash equivalents, end of period	$436.7	$319.6	$237.1	$368.9	$—	$1,362.3

HARRAH’S ENTERTAINMENT, INC.

(PREDECESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD

JANUARY 1, 2008 THROUGH JANUARY 27, 2008

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Cash flows (used in)/provided by operating activities	$—	$(89.8)	$63.9	$33.1	$—	$7.2

Cash flows from investing activities
Land, buildings, riverboats and equipment additions	—	(37.0)	(53.9)	(26.5)	—	(117.4)
Payments for businesses acquired, net of cash acquired	—	—	—	0.1	—	0.1
Proceeds from other asset sales	—	—	0.1	3.0	—	3.1
Increase/(decrease) in construction payables	—	—	2.2	(10.4)	—	(8.2)
Other	—	—	(0.9)	(0.8)	—	(1.7)

Cash flows provided by/(used in) investing activities	—	(37.0)	(52.5)	(34.6)	—	(124.1)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issue costs	—	11,316.3	—	—	—	11,316.3
Repayments under lending agreements	—	(11,288.8)	0.2	(0.2)	—	(11,288.8)
Early extinguishments of debt	—	—	—	(87.7)	—	(87.7)
Minority interests’ distributions, net of contributions	—	—	—	(1.6)	—	(1.6)
Proceeds from exercises of stock options	2.4	—	—	—	—	2.4
Excess tax benefit from stock equity plans	77.5	—	—	—	—	77.5
Other	—	(0.7)	—	(0.1)	—	(0.8)
Transfers (to)/from affiliates	(77.6)	95.3	(95.4)	77.7	—	—

Cash flows provided by/(used in) financing activities	2.3	122.1	(95.2)	(11.9)	—	17.3

Cash flows from discontinued operations
Cash flows from operating activities	—	—	0.5	—	—	0.5
Cash flows from investing activities	—	—	—	—	—	—

Cash flows provided by discontinued operations	—	—	0.5	—	—	0.5

Net increase/(decrease) in cash and cash equivalents	2.3	(4.7)	(83.3)	(13.4)	—	(99.1)
Cash and cash equivalents, beginning of period	—	15.2	338.8	356.0	—	710.0

Cash and cash equivalents, end of period	$2.3	$10.5	$255.5	$342.6	$—	$610.9

HARRAH’S ENTERTAINMENT, INC.

(PREDECESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Cash flows (used in)/provided by operating activities	$—	$(271.4)	$382.0	$224.8	$—	$335.4

Cash flows from investing activities
Land, buildings, riverboats and equipment additions	—	(4.5)	(247.2)	(183.5)	—	(435.2)
Insurance proceeds for hurricane losses from asset recovery	—	—	6.2	—	—	6.2
Payments for businesses acquired, net of cash acquired	—	—	(4.0)	—	—	(4.0)
Investments in and advances to nonconsolidated affiliates	—	—	(0.4)	—	—	(0.4)
Proceeds from other asset sales	—	—	32.4	0.4	—	32.8
(Decrease)/increase in construction payables	—	—	(4.2)	7.0	—	2.8
Other	—	—	(5.6)	(57.0)	—	(62.6)

Cash flows used in investing activities	—	(4.5)	(222.8)	(233.1)	—	(460.4)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issue costs	—	5,609.0	8.6	—	—	5,617.6
Repayments under lending agreements	—	(5,046.0)	—	(0.6)	—	(5,046.6)
Scheduled debt retirements	—	(496.7)	—	(5.0)	—	(501.7)
Dividends paid	(74.6)	—	—	—	—	(74.6)
Proceeds from exercises of stock options	31.9	—	—	—	—	31.9
Excess tax benefit from stock equity plans	22.5	—	—	—	—	22.5
Minority interests’ distributions, net of contributions	—	—	—	(2.4)	—	(2.4)
Other	—	(0.2)	(3.6)	(0.4)	—	(4.2)
Transfers from/(to) affiliates	20.2	209.2	(254.2)	24.8	—	—

Cash flows provided by/(used in) financing activities	—	275.3	(249.2)	16.4	—	42.5

Cash flows from discontinued operations
Cash flows from operating activities	—	—	28.6	—	—	28.6
Cash flows from investing activities	—	—	(0.2)	—	—	(0.2)

Cash flows provided by discontinued operations	—	—	28.4	—	—	28.4

Net (decrease)/increase in cash and cash equivalents	—	(0.6)	(61.6)	8.1	—	(54.1)
Cash and cash equivalents, beginning of period	—	12.6	454.5	369.9	(37.4)	799.6

Cash and cash equivalents, end of period	$—	$12.0	$392.9	$378.0	$(37.4)	$745.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial position and operating results of Harrah’s Entertainment, Inc. (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as “Harrah’s Entertainment,” the “Company,” “we,” “our” and “us”) for first quarter 2008 and 2007, updates, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our 2007 Annual Report on Form 10-K.

ACQUISITION BY PRIVATE EQUITY FIRMS

On January 28, 2008, Harrah’s Entertainment was acquired by affiliates of Apollo Global Management, LLC (“Apollo”) and TPG Capital, LP (“TPG”) in an all cash transaction, hereinafter referred to as the “Merger,” valued at approximately $30.7 billion, including the assumption of $12.4 billion of debt and approximately $1.0 billion of acquisition costs. Holders of Harrah’s Entertainment stock received $90.00 in cash for each outstanding share of common stock. As a result of the Merger, the issued and outstanding shares of non-voting common stock and non-voting preferred stock of Harrah’s Entertainment are owned by entities affiliated with Apollo/TPG and certain co-investors and members of management, and the issued and outstanding shares of voting common stock of Harrah’s Entertainment are owned by Hamlet Holdings LLC, which is owned by certain individuals affiliated with Apollo/TPG. As a result of the Merger, our stock is no longer publicly traded.

OPERATING RESULTS AND DEVELOPMENT PLANS

In accordance with Generally Accepted Accounting Principles, we have separated our historical financial results for the Successor period and the Predecessor period; however, we have also combined the Successor and Predecessor periods results for the three months ended March 31, 2008, in the presentations below because we believe that it enables a meaningful presentation and comparison of results.

Overall

(In millions)	Successor Period Jan. 28, 2008 through Mar. 31, 2008	Predecessor Period Jan. 1, 2008 through Jan. 27, 2008	Combined Three Months Ended Mar. 31, 2008	Predecessor Three Months Ended Mar. 31, 2007	Percentage Increase/ Decrease
Casino revenues	$1,465.7	$614.6	$2,080.3	$2,152.4	(3.3)%
Net revenues	1,840.5	760.1	2,600.6	2,655.6	(2.1)%
Income/(loss) from operations	437.8	(36.8)	401.0	451.2	(11.1)%
(Loss)/income from continuing operations	(174.2)	(101.0)	(275.2)	167.2	N/M
Net (loss)/income	(86.9)	(100.9)	(187.8)	185.3	N/M
Operating margin	23.8%	(4.8)%	15.4%	17.0%	(1.6	)pts

First quarter 2008 revenues were 2.1% lower than first quarter of 2007 revenues due primarily to overall economic conditions, declines in the Las Vegas market driven by overall market weakness and fewer hotel rooms available at three of our properties in Las Vegas, the impact of a smoking ban in Illinois, and heavy rains and flooding in Indiana. Income from continuing operations was further impacted by expense incurred in connection with the Merger, primarily related to the accelerated vesting of employee stock options, stock appreciation rights (“SARs”), and restricted stock, higher interest expense and losses on the early extinguishments of debt, partially offset by proceeds from the settlement of insurance claims related to hurricane damage in 2005.

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

Las Vegas	Atlantic City	Louisiana/Mississippi	Iowa/Missouri
Caesars Palace	Harrah’s Atlantic City	Harrah’s New Orleans	Harrah’s St. Louis
Bally’s Las Vegas	Showboat Atlantic City	Harrah’s Louisiana Downs	Harrah’s North Kansas City
Flamingo Las Vegas	Bally’s Atlantic City	Horseshoe Bossier City	Harrah’s Council Bluffs
Harrah’s Las Vegas	Caesars Atlantic City	Grand Biloxi	Horseshoe Council Bluffs/
Paris Las Vegas	Harrah’s Chester(1)	Grand Tunica	Bluffs Run
Rio		Horseshoe Tunica
Imperial Palace		Sheraton Tunica
Bill’s Gamblin’ Hall

Illinois/Indiana	Other Nevada	Managed/International/Other
Caesars Indiana	Harrah’s Reno	Harrah’s Ak-Chin(2)
Harrah’s Joliet(1)	Harrah’s Lake Tahoe	Harrah’s Cherokee(2)
Harrah’s Metropolis	Harveys Lake Tahoe	Harrah’s Prairie Band (through 6/30/07)(2)
Horseshoe Hammond	Bill’s Lake Tahoe	Harrah’s Rincon(2)
	Harrah’s Laughlin	Conrad Punta del Este(1)
Casino Windsor(3)
London Clubs International(4)

(1)	Not wholly-owned by Harrah’s Entertainment
(2)	Managed, not owned.
(3)	We have a 50 percent interest in Windsor Casino Limited, which manages this property. The province of Ontario owns the complex.
(4)	Operates 10 casino clubs in the United Kingdom, 2 in Egypt and 1 in South Africa.

Included in income from operations for each grouping are project opening costs and write-downs, reserves and recoveries. Project opening costs include costs incurred in connection with the integration of acquired properties into Harrah’s Entertainment’s systems and technology and costs incurred in connection with expansion and renovation projects at various properties. Write-downs, reserves and recoveries include various pretax charges to record asset impairments, contingent liability reserves, project write-offs, demolition costs, recoveries of previously recorded charges and other non-routine transactions.

Las Vegas Results

(In millions)	Successor Period Jan. 28, 2008 through Mar. 31, 2008	Predecessor Period Jan. 1, 2008 through Jan. 27, 2008	Combined Three Months Ended Mar. 31, 2008	Predecessor Three Months Ended Mar. 31, 2007	Percentage Increase/ Decrease
Casino revenues	$308.2	$138.7	$446.9	$466.2	(4.1)%
Net revenues	609.4	253.6	863.0	898.6	(4.0)%
Income from operations	142.9	51.9	194.8	235.6	(17.3)%
Operating margin	23.4%	20.5%	22.6%	26.2%	(3.6	)pts

First quarter revenues and income from operations were lower than in first quarter 2007, driven by overall market weakness declines in the number of hotel rooms available at Caesars Palace due to re-modeling and at Harrah’s Las Vegas and Rio due to room remediation projects.

In July 2007, we announced plans for an expansion and renovation of Caesars Palace Las Vegas, which is expected to cost approximately $1.3 billion and will include a 650-room hotel tower, including 75 luxury suites, additional meeting space, a remodeled and expanded pool area and other renovations and improvements. As of March 31, 2008, $112.8 million had been spent on this project. This expansion is scheduled for completion in phases in 2009 and 2010. In August 2007, Harrah’s Entertainment and AEG, a leading sports and entertainment developer and operator, announced plans to enter into a 50/50 joint venture to develop a 20,000-seat arena, which is expected to commence operations in 2011. This development is subject to completion of definitive documents and other customary conditions.

Atlantic City Results

(In millions)	Successor Period Jan. 28, 2008 through Mar. 31, 2008	Predecessor Period Jan. 1, 2008 through Jan. 27, 2008	Combined Three Months Ended Mar. 31, 2008	Predecessor Three Months Ended Mar. 31, 2007	Percentage Increase/ Decrease
Casino revenues	$413.3	$163.4	$576.7	$573.0	0.6%
Net revenues	408.2	160.8	569.0	546.0	4.2%
Income from operations	59.2	18.7	77.9	72.0	8.2%
Operating margin	14.5%	11.6%	13.7%	13.2%	0.5	pts

Atlantic City regional revenues increased in 2008 due to the inclusion of Harrah’s Chester, which opened for simulcasting and live harness racing on September 10, 2006 and for slots play on January 22, 2007, and strong results from the partial opening of the new hotel tower at Harrah’s Atlantic City. The Atlantic City market continues to be affected by the opening of three slot parlors in eastern Pennsylvania and one in Yonkers, New York, and smoking restrictions in Atlantic City.

Construction continues on an upgrade and expansion of Harrah’s Atlantic City, which will include a new hotel tower with approximately 960 rooms, a casino expansion and a retail and entertainment complex. A new 620-seat buffet and substantially all of a retail promenade opened on February 16, 2007. Portions of the new hotel tower opened in first quarter 2008, and we expect the hotel to continue to open in phases through mid-2008. This project is expected to cost approximately $565 million, $427.3 million of which had been spent as of March 31, 2008.

Louisiana/Mississippi Results

(In millions)	Successor Period Jan. 28, 2008 through Mar. 31, 2008	Predecessor Period Jan. 1, 2008 through Jan. 27, 2008	Combined Three Months Ended Mar. 31, 2008	Predecessor Three Months Ended Mar. 31, 2007	Percentage Increase/ Decrease
Casino revenues	$258.6	$99.0	$357.6	$374.5	(4.5)%
Net revenues	274.5	106.1	380.6	390.5	(2.5)%
Income from operations	232.6	10.1	242.7	75.5	N/M
Operating margin	84.7%	9.5%	63.8%	19.3%	44.5	pts

N/M=Not Meaningful

Combined first quarter 2008 revenues from our properties in Louisiana and Mississippi were lower than in first quarter 2007 driven by lower visitor volume at our Tunica properties, due in part to disruptions related to the renovation and re-branding of Grand Casino Tunica. First quarter 2008 and 2007 income from operations includes insurance proceeds of $185.4 million and $18.7 million, respectively, that are in excess of the net book value of the impacted assets and costs and expenses that were reimbursed under our business interruption claims. All proceeds from claims related to the 2005 hurricanes have now been received. Insurance proceeds are included in Write-downs, reserves and recoveries in our Consolidated Condensed Statements of Operations.

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

Construction began in third quarter 2007 on Margaritaville Casino & Resort in Biloxi, a resort project to be developed by Harrah’s Entertainment. We license the Margaritaville name from an entity affiliated with the singer/songwriter Jimmy Buffett. The project, which is expected to cost more than $700 million, is expected to include approximately 75,000 square feet of casino space, 250,000 square feet of retail space, a Margaritaville restaurant, 420 new hotel rooms and other amenities. Completion of the project is projected for the spring of 2010. As of March 31, 2008, $86.2 million had been spent on this project.

Iowa/Missouri Results

(In millions)	Successor Period Jan. 28, 2008 through Mar. 31, 2008	Predecessor Period Jan. 1, 2008 through Jan. 27, 2008	Combined Three Months Ended Mar. 31, 2008	Predecessor Three Months Ended Mar. 31, 2007	Percentage Increase/ Decrease
Casino revenues	$134.2	$52.5	$186.7	$191.1	(2.3)%
Net revenues	143.0	55.8	198.8	201.7	(1.4)%
Income from operations	30.7	7.7	38.4	33.1	16.0%
Operating margin	21.4%	13.8%	19.3%	16.4%	2.9	pts

Combined first quarter 2008 total revenues at our Iowa and Missouri properties were slightly lower than in last year’s first quarter. Strong results in Iowa and North Kansas City helped offset the impact of a revenue decline in St. Louis, where the opening of a new facility by a competitor impacted results. Income from operations was higher than in the prior year first quarter due to cost savings and efficiencies.

Illinois/Indiana Results

(In millions)	Successor Period Jan. 28, 2008 through Mar. 31, 2008	Predecessor Period Jan. 1, 2008 through Jan. 27, 2008	Combined Three Months Ended Mar. 31, 2008	Predecessor Three Months Ended Mar. 31, 2007	Percentage Increase/ Decrease
Casino revenues	$210.7	$86.9	$297.6	$336.8	(11.6)%
Net revenues	208.1	85.5	293.6	324.5	(9.5)%
Income from operations	27.2	8.7	35.9	51.1	(29.7)%
Operating margin	13.1%	10.2%	12.2%	15.7%	(3.5	)pts

Combined first quarter 2008 revenues and income from operations were lower than in first quarter 2007 due primarily to heavy rains and flooding and imposition of a smoking ban in Illinois. Caesars Indiana was closed for four days in March 2008 due to flooding in the area. We continue to accrue and pay a 3% tax that was assessed on Harrah’s Joliet and three unrelated riverboats that has been declared unconstitutional by a State court. A motion has been filed asking the court to declare that the riverboats can cease making payments, and we will also ask for the return of the money that has been paid for this tax; however, given the uncertainty of the situation, we are continuing to accrue and pay this tax. As of March 31, 2008, Harrah’s Joliet has paid approximately $18.4 million for this tax since it was first assessed in July 2006.

Construction continues on the renovation and expansion of Horseshoe Hammond, which will include a two-level entertainment vessel including a 108,000 square-foot casino. The project is expected to cost approximately $485 million, $295.3 million of which had been spent as of March 31, 2008. The project is scheduled for completion in third quarter 2008.

Other Nevada Results

(In millions)	Successor Period Jan. 28, 2008 Through Mar. 31, 2008	Predecessor Period Jan. 1, 2008 through Jan. 27, 2008	Combined Three Months Ended Mar. 31, 2008	Predecessor Three Months Ended Mar. 31, 2007	Percentage Increase/ Decrease
Casino revenues	$85.4	$30.2	$115.6	$121.6	(4.9)%
Net revenues	107.7	38.9	146.6	153.6	(4.6)%
Income from operations	14.1	0.5	14.6	20.5	(28.8)%
Operating margin	13.1%	1.3%	10.0%	13.3%	(3.3	)pts

First quarter 2008 revenues and income from operations from our Nevada properties outside of Las Vegas were lower than in first quarter 2007 due to weakness in the Reno and Laughlin markets, the opening of an expansion at a competing property in Reno and higher costs aimed at attracting and retaining customers.

Managed/International/Other

(In millions)	Successor Period Jan. 28, 2008 through Mar. 31, 2008	Predecessor Period Jan. 1, 2008 through Jan. 27, 2008	Combined Three Months Ended Mar. 31, 2008	Predecessor Three Months Ended Mar. 31, 2007	Percentage Increase/ Decrease
Net revenues
Managed	$12.1	$5.0	$17.1	$22.4	(23.7)%
International	64.7	51.2	115.9	101.0	14.8%
Other	12.8	3.2	16.0	17.3	(7.5)%

Total Net revenues	$89.6	$59.4	$149.0	$140.7	5.9%

Income/(loss) from operations
Managed	$5.0	$4.0	$9.0	$17.6	(48.9)%
International	(13.5)	2.2	(11.3)	14.0	N/M
Other	(18.7)	(6.5)	(25.2)	(30.8)	18.2%

Total Income/(loss) from operations	$(27.2)	$(0.3)	$(27.5)	$0.8	N/M

N/M=Not Meaningful

Managed, international and other results include income from our managed properties, results of our international properties and certain marketing and administrative expenses, including development costs, and income from our non-consolidated subsidiaries. Favorable International revenues are due to inclusion of three new properties of London Clubs International Limited (“London Clubs”) that opened during 2007, partially offset by the impact of a new smoking ban enacted in mid-2007. Income from operations for London Clubs was further impacted by a lower table game hold percentage, higher gaming taxes and increased regulatory restrictions imposed during 2007. As of March 31, 2008, London Clubs owns or manages ten casinos in the United Kingdom, two in Egypt and one South Africa. London Clubs also has one casino under development in the United Kingdom.

Our first quarter 2008 results from managed properties were lower than in 2007 due to the termination of our contract with the Prairie Band Potawatomi Nation on June 30, 2007, and lower operating results at our other managed casinos.

Other Factors Affecting Net Income

(In millions) (Income)/expense	Successor Period Jan. 28, 2008 Through Mar. 31, 2008	Predecessor Period Jan. 1, 2008 through Jan. 27, 2008	Combined Three Months Ended Mar. 31, 2008	Predecessor Three Months Ended Mar. 31, 2007	Percentage Increase/ Decrease
Corporate expense	$24.7	$8.5	$33.2	$33.4	(0.6)%
Merger and integration costs	17.0	125.6	142.6	4.0	N/M
Amortization of intangible assets	32.3	5.5	37.8	17.9	N/M
Interest expense, net	467.9	89.7	557.6	185.8	N/M
Losses on early extinguishments of debt	211.3	—	211.3	—	N/A
Other income	(7.7)	(1.1)	(8.8)	(8.2)	7.3%
Effective tax rate	25.0%	20.5%	23.4%	37.5%	(14.1	)pts
Minority interests	$(1.4)	$1.6	$0.2	$6.1	(96.7)%
Discontinued operations, net of income taxes	(87.3)	(0.1)	(87.4)	(18.1)	N/M

N/M= Not Meaningful

Corporate expense decreased in first quarter 2008 from the prior year due to the continued realization of cost savings and efficiencies identified in a project that began in September 2006 and is expected to continue until mid-2008.

2008 merger and integration costs include costs in connection with the Merger, including the expense related to the accelerated vesting of employee stock options, SARs and restricted stock.

Amortization of intangible assets was higher in first quarter 2008 than in the first quarter last year due to higher estimated amortization of intangible assets identified in the preliminary purchase price allocation in connection with the Merger.

Interest expense increased in first quarter 2008 from 2007 due to increased borrowings in connection with the Merger. A change in interest rates on variable-rate debt will impact our financial results. For example, assuming a constant outstanding balance for our variable-rate debt, excluding $1.5 billion of variable-rate debt for which we have entered into interest rate swap agreements, for the next twelve months, a hypothetical 1% change in corresponding interest rates would change interest expense for the next twelve months by approximately $122.9 million, or $30.7 million per quarter. At March 31, 2008, our variable-rate debt, excluding $1.5 billion of variable-rate debt for which we have entered into interest rate swap agreements, represents approximately 51% of our total debt, while our fixed-rate debt is approximately 49% of our total debt.

Losses on early extinguishments of debt represent premiums paid and the write-offs of unamortized deferred financing costs and market value premiums related to debt retired in connection with the Merger.

Other income includes higher interest income on the cash surrender value of life insurance policies in first quarter 2008. Other income in first quarter last year included a gain on the sale of corporate assets.

The effective tax benefit rates for the three months ended March 31, 2008, are lower than the federal statutory rate due primarily to non-deductible merger costs, international income taxes and state income taxes. For the three months ended March 31, 2007, the effective tax provision rate is higher than the federal statutory rate due primarily to state income taxes.

Minority interests reflect minority owners’ shares of income from our majority owned subsidiaries.

First quarter 2008 and 2007 Discontinued operations reflect insurance proceeds of $87.4 million and $18.2 million, after taxes, respectively, that are in excess of the net book value of the impacted assets and costs and expenses that were reimbursed under our business interruption claims for Grand Casino Gulfport and Harrah’s Lake Charles, both of which were sold in 2006. Pursuant to the terms of the sales agreements, we retained all insurance proceeds related to Harrah’s Lake Charles and Grand Casino Gulfport.

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

Our planned development projects, if they go forward, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. Cash needed to finance projects currently under development as well as additional projects pursued is expected to be made available from operating cash flows, established debt programs (see DEBT AND LIQUIDITY), joint venture partners, specific project financing, guarantees of third-party debt and additional debt offerings. Our capital spending for the first three months of 2008 totaled approximately $352.9 million. Estimated total capital expenditures for 2008 are expected to be between $1.8 billion and $2.0 billion.

DEBT AND LIQUIDITY

We generate substantial cash flows from operating activities, as reflected on the Consolidated Condensed Statements of Cash Flows. These cash flows reflect the impact on our consolidated operations of the success of our marketing programs, our strategic acquisitions and on-going cost containment focus. For the first three months of 2008 and 2007, we reported cash flows from operating activities of $489.7 million and $335.4 million, respectively.

We use the cash flows generated by the Company to fund reinvestment in existing properties for both refurbishment and expansion projects, pursue additional growth opportunities via strategic acquisitions of existing companies or properties and new development opportunities and to fund debt services. When necessary, we supplement the cash flows generated by our operations with funds provided by financing activities.

Our cash and cash equivalents totaled approximately $1.4 billion at March 31, 2008, compared to $745.5 million at March 31, 2007.

We believe that our cash and cash equivalents balance, our cash flows from operations and the financing sources discussed herein, will be sufficient to meet our normal operating requirements during the next twelve months and to fund additional investments. In addition, we may consider issuing additional debt in the future to fund potential acquisitions or growth, to refinance existing debt or to finance specific capital projects. We continue to review additional opportunities to acquire or invest in companies, properties and other investments that meet our strategic and return on investment criteria. If a material acquisition or investment is completed, our operating results and financial condition could change significantly in future periods. In connection with the Merger, we incurred substantial additional debt, which will significantly change our financial position.

A substantial portion of the financing of the Merger is comprised of bank and bond financing obtained by Harrah’s Operating Company, Inc. (“HOC”), a wholly-owned subsidiary of Harrah’s Entertainment. This financing is neither secured nor guaranteed by Harrah’s Entertainment’s other wholly-owned subsidiaries, including certain subsidiaries that own properties that are secured under $6.5 billion of commercial mortgage-backed securities. Pro forma information pertaining solely to the consolidated financial position and results of HOC and its subsidiaries can be found in Exhibit 99 of this Form 10-Q.

In connection with the Merger, $7.7 billion, face amount, of our debt was retired, $4.6 billion, face amount, of our debt was retained and $20.5 billion, face amount, of new debt was issued, resulting in a very different debt structure for the Successor company. The discussion that follows is intended to update the information provided in our 2007 Annual Report on Form 10-K, which provides details related to the debt structure as of December 31, 2007, and subsequent to the Merger.

At March 31, 2008, $5.7 million, face amount, of our 8.875% Senior Subordinated Notes due September 15, 2008 and $5.1 million, face amount, of our 7.5% Senior Notes due January 15, 2009, are classified as long-term in our Consolidated Condensed Balance Sheet because the Company has both the intent and the ability to refinance these notes. The majority of our debt is due after 2010. Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows and from borrowings under our established debt programs. Long-term obligations are expected to be paid through operating cash flows, refinancing of debt, joint venture partners or, if necessary, additional debt offerings.

Credit Agreement

As of March 31, 2008, our senior secured credit facilities (the “Credit Facilities”) provide for senior secured financing of up to $9.25 billion, consisting of (i) senior secured term loan facilities in an aggregate principal amount of up to $7.25 billion maturing on January 28, 2015 and (ii) a senior secured revolving credit facility in an aggregate principal amount of $2.0 billion, maturing January 28, 2014, including both a letter of credit sub-facility and a swingline loan sub-facility. Interest on the Credit Agreement is based on our debt ratings and leverage ratio and is subject to change. In addition, we may request one or more incremental term loan facilities and/or increase commitments under our revolving facility in an aggregate amount of up to $1.75 billion, subject to certain conditions and receipt of commitments by existing or additional financial institutions or institutional lenders. As of March 31, 2008, $7.25 billion in borrowings was outstanding under the Credit Facilities with an additional $0.2 billion committed to back letters of credit. After consideration of these borrowings and letters of credit, $1.8 billion of additional borrowing capacity was available to the Company under the Credit Facilities as of March 31, 2008.

Borrowings under the Credit Facilities bear interest at a rate equal to the then-current LIBOR rate or at a rate equal to the alternate base rate, in each case plus an applicable margin. In addition, on a quarterly basis, we are required to pay each lender (i) a commitment fee in respect of any unused commitments under the revolving credit facility and the delayed draw portion of the term facility and (ii) a letter of credit fee in respect of the aggregate face amount of outstand letters of credit under the revolving credit facility. As of March 31, 2008, the Credit Facilities bore interest based upon 300 basis points over LIBOR and bore a commitment fee for unborrowed amounts of 50 basis points.

The Credit Facilities require scheduled quarterly payments on the term loans in amounts equal to 0.25% of the original principal amount of the term loans for six years and three quarters, with the balance paid at maturity.

Derivative Instruments

We account for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and all amendments thereto. SFAS No. 133 requires that all derivative instruments be recognized in the financial statements at fair value. Any changes in fair value are recorded in the statements of operations or in other comprehensive income/(loss), depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction and the effectiveness of the hedge. The estimated fair values of our derivative instruments are based on market prices obtained from dealer quotes. Such quotes represent the estimated amounts we would receive or pay to terminate the contracts.

Our derivative instruments contain a credit risk that the counterparties may be unable to meet the terms of the agreements. We minimize that risk by evaluating the creditworthiness of our counterparties, which are limited to major banks and financial institutions, and we do not anticipate nonperformance by the counterparties.

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of March 31, 2008, we have ten interest rate swap agreements for notional amounts totaling $6.5 billion, $5.0 billion of which became effective after March 31, 2008. The difference to be paid or received under the terms of the interest rate swap agreement is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreement will have a corresponding effect on future cash flows. The major terms of the interest rate swap agreements are as follows.

Effective Date	Notional Amount	Fixed Rate Paid	Variable Rate Received as of March 31, 2008	Next Reset Date	Maturity Date
	(In millions)
April 25, 2007	$200	4.898%	3.33125%	April 25, 2008	April 25, 2011
April 25, 2007	200	4.896%	3.33125%	April 25, 2008	April 25, 2011
April 25, 2007	200	4.925%	3.33125%	April 25, 2008	April 25, 2011
April 25, 2007	200	4.917%	3.33125%	April 25, 2008	April 25, 2011
April 25, 2007	200	4.907%	3.33125%	April 25, 2008	April 25, 2011
September 26, 2007	250	4.809%	3.33125%	April 25, 2008	April 25, 2011
September 26, 2007	250	4.775%	3.33125%	April 25, 2008	April 25, 2011
April 25, 2008	1,000	4.172%	3 month LIBOR	April 25, 2008	April 25, 2012
April 25, 2008	2,000	4.276%	3 month LIBOR	April 25, 2008	April 25, 2013
April 25, 2008	2,000	4.263%	3 month LIBOR	April 25, 2008	April 25, 2013

Until February 15, 2008, our interest rate swap agreements were not designated as hedging instruments; therefore, gains or losses resulting from changes in the fair value of the swaps were recognized in earnings in the period of the change. On February 15, 2008, eight of our interest rate swap agreements for notional amounts totaling $3.5 billion were designated as hedging instruments; therefore, only any measured ineffectiveness will be recognized in earnings in the period of change. Interest rate swaps increased our first quarter 2008 and 2007 interest expense by $145.5 million and $1.1 million, respectively.

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

Guarantees of Third-Party Debt and Other Obligations and Commitments

The tables below summarize total material additions to or changes in our contractual obligations and other commitments, which were disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our 2007 Annual Report on Form 10-K.

Contractual Obligations(a) (In millions)	Increase/ (Decrease)	Total
Debt, including capital lease obligations	$12,795.0	$25,158.1
Estimated interest payments(b)	10,698.4	13,142.6
Operating lease obligations	(418.0)	2,029.3
Purchase order obligations	(7.8)	75.1
Guaranteed payments to State of Louisiana	45.1	179.9
Construction commitments	(127.1)	1,162.5
Community reinvestment	(1.3)	129.2
Entertainment obligations	(14.1)	118.7
Other contractual obligations	(29.6)	70.6

(a)

In addition to the contractual obligations disclosed in this table, we have unrecognized tax benefits that, based on uncertainties associated with the items, we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities.

(b)	Estimated interest for variable rate debt is based on rates at March 31, 2008

Other Commitments (In millions)	Increase/ (Decrease)	Total
Guarantees of loans	$(170.6)	$—
Letters of credit	(10.7)	182.5
Minimum payments to tribes	(3.4)	51.9

The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments, pursuant to these contracts for the three managed Indian-owned facilities now open, which extend for periods of up to 68 months from March 31, 2008, is $1.2 million. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.

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

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

We prepare our Consolidated Condensed Financial Statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated lives assigned to our assets, the determination of bad debt, asset impairment, fair value of guarantees and self-insurance reserves, the purchase price allocations made in connection with our acquisitions/merger and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our significant accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2007 Annual Report on Form 10-K. Except for estimates related to the fair values and lives assigned to assets in connection with the Merger, there were no newly identified significant accounting estimates in first quarter 2008, nor were there any material changes to the critical accounting policies and estimates discussed in our 2007 Annual Report.

RECENTLY ISSUED ACCOUNTING STANDARDS

The following are accounting standards adopted or issued in the first quarter of 2008 that could have an impact to our Company.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, but it does not require any new fair value measurements. The provisions of SFAS No. 157 were to be effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position Financial Accounting Standard (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157”. FSP No. 157-2 defers the effective date of Statement No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Also in February 2008, the FASB issued FSP No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13”. FSP No. 157-1 excludes FASB Statement No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. We adopted the required provisions of SFAS 157 on January 1, 2008. The required provisions did not have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS No. 115,” which permits an entity to measure certain financial assets and financial liabilities at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. SFAS No. 159 was effective as of January 1, 2008. At this time, we do not expect to adopt the fair value option for assets and liabilities; however, future events and circumstances may impact that decision.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. It requires disclosures that allow financial statement users to understand (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under the Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Because SFAS No. 161 applies only to financial statement disclosures, it will not have a material impact on our consolidated financial position, results of operations and cash flows.

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

Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include without limitation:

•	the impact of the substantial indebtedness incurred to finance the consummation of the Merger;

•	the effect of local and national economic, credit and capital market conditions on the economy in general, and on gaming and hotel industry in particular;

•

construction factors, including delays, increased costs of labor and materials, availability of labor and materials, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters and building permit issues;

•	the effects of environmental and structural building conditions relating to our properties;

•	our ability to timely and cost effectively integrate companies that we acquire into our operations;

•	access to available and reasonable financing on a timely basis;

•	changes in laws, including increased tax rates, regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies;

•	litigation outcomes and judicial actions, including gaming legislative action, referenda and taxation;

•	the ability of our customer-tracking, customer loyalty and yield-management programs to continue to increase customer loyalty and same-store or hotel sales;

•	our ability to recoup costs of capital investments through higher revenues;

•	acts of war or terrorist incidents or natural disasters;

•	access to insurance on reasonable terms for our assets;

•	abnormal gaming holds;

•	the potential difficulties in employee retention as a result of the Merger; and

•	the effects of competition, including locations of competitors and operating and market competition.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed-rate and variable-rate obligations. Of our approximate $23.9 billion total debt at March 31, 2008, $12.3 billion, excluding $1.5 billion of variable-rate debt for which we have entered into interest rate swap agreements, is subject to variable interest rates. We have hedging arrangements with respect to LIBOR borrowings for a notional amount of $1.5 billion, all of which fix the floating rates of interest to fixed rates. In addition to the swap agreements, we entered into an interest rate cap agreement for a notional amount of $6.5 billion at a LIBOR cap rate of 4.5%. Assuming a constant outstanding balance for our variable rate debt for the next twelve months, a hypothetical 1% change in interest rates would change interest expense for the next twelve months by approximately $122.9 billion.

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. We have also utilized treasury rate locks to hedge the risk of future treasury rate increases for certain forecasted debt issuances, but we do not currently have any treasury rate lock agreements. We do not purchase or hold any derivative financial instruments for trading purposes.

Foreign currency translation gains and losses were not material to our results of operations for first quarter 2008. Our only material ownership interest in businesses in foreign countries is London Clubs and an approximate 95% ownership of a casino in Uruguay. Therefore, we have not been subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future operating results or cash flows. With our acquisition of London Clubs in late 2006 and development opportunities that we are pursuing in international markets, we could become subject to material foreign currency exchange rate risk in the future.

From time to time, we hold investments in various available-for-sale equity securities; however, our exposure to price risk arising from the ownership of these investments is not material to our consolidated financial position, results of operations or cash flows.

Item 4.	Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2008. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.	Controls and Procedures

Not applicable.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

Certain of our legal proceedings are reported in our Annual Report on Form 10-K for the year ended December 31, 2007, with material developments since that report described below.

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

On October 17, 2006, a consolidated class action complaint was filed naming Harrah’s, its current board of directors and the Sponsors as defendants. The consolidated complaint alleges that Harrah’s Entertainment’s board of directors breached their fiduciary duties and the Sponsors aided and abetted the alleged breaches of fiduciary duty in connection with the proposed transaction. The consolidated complaint seeks, among other relief, class certification of the lawsuit, an injunction against the proposed transaction, declaratory relief, compensatory and/or rescissory damages to the class, and an award of attorneys’ fees and expenses to plaintiffs.

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

Settlement Procedures.

On March 8, 2007, Harrah’s, its board of directors, and the other named defendants in the Delaware and Nevada Lawsuits above entered into a memorandum of understanding with plaintiffs’ counsel in those lawsuits. Under the terms of the memorandum, Harrah’s, its board of directors, the other named defendants, and the plaintiffs agreed that the Initial Nevada Lawsuits and the Delaware Lawsuit will be dismissed without prejudice and, subject to court approval, the Subsequent Nevada Lawsuits would be dismissed with prejudice. The parties subsequently entered into a stipulation of settlement (“Stipulation”) incorporating the terms of the memorandum of understanding.

On May 30, 2007, the federal district court in Nevada entered an order granting defendants’ Motion to Dismiss. Judgment was entered dismissing the Initial Nevada Lawsuits without prejudice on June 26, 2007.

Harrah’s, its board of directors, and the other defendants deny all of the allegations in the lawsuits. Nevertheless, the defendants agreed to settle the purported class action litigations in order to avoid costly litigation and mitigate the risk that the litigation may have caused a delay to the closing of the Merger. Pursuant to the terms of the Stipulation, Harrah’s agreed to provide certain additional information to stockholders that was included in its definitive proxy statement dated March 8, 2007. In addition, Harrah’s or its successor has agreed to pay the legal fees and expenses of plaintiffs’ counsel, up to a certain limit and subject to approval by the court, and the costs of providing notice to the class. Class members have the right to opt out of the proposed settlement; however, Defendants have the right to terminate the proposed settlement if the holders of more than a designated amount of shares elect to opt out. The entry of a final judgment and the grant of a release against Harrah’s, its board of directors and the other named defendants will not affect the rights of any stockholders who timely and validly request exclusion from the settlement class pursuant to applicable law.

On February 4, 2008, the Stipulation was submitted to the district court in Nevada, where it was approved and an order was entered for notice and a hearing in this matter. On April 21, 2008, a settlement hearing was held requesting final approval of the settlement. On April 29, 2008, the court entered an Order and Final Judgment approving the settlement, dismissing the action, and granting plaintiffs’ request for fees. With the settlement having been approved by the Nevada district court, the Company intends to seek the dismissal, without prejudice, of the Delaware Lawsuit.

Additional details of the settlement are set forth in a separate notice that has been sent to potential class members prior to the court hearing to consider the settlement, including any award of attorneys’ fees.

Litigation Related to Development

On March 6, 2008, Caesars Bahamas Investment Corporation (“CBIC”), an indirect subsidiary of Harrah’s Operating Company, Inc. (“HOC”) terminated its previously announced agreement to enter into a joint venture in the Bahamas with Baha Mar Joint Venture Holdings Ltd. and Baha Mar JV Holding Ltd. (collectively, “Baha Mar”). To enforce its rights, on March 13, 2008, CBIC filed a complaint against Baha Mar, and the Baha Mar Development Company Ltd., in the Supreme Court of the State of New York, seeking a declaratory judgment with respect to CBIC’s rights under the Subscription and Contribution Agreement (the “Subscription Agreement”), between CBIC and Baha Mar, dated January 12, 2007. Pursuant to the Subscription Agreement, CBIC agreed, subject to certain conditions, to subscribe for shares in Baha Mar Joint Venture Holdings Ltd., which was formed to develop and construct a casino, golf course and resort project in the Bahamas. The complaint alleges that (i) the Subscription Agreement grants CBIC the right to terminate the agreement at any time prior to the closing of the transactions contemplated therein, if the closing does not occur on time; (ii) the closing did not occur on time; and, (iii) CBIC exercised its right to terminate the Subscription Agreement, and to abandon the transactions contemplated therein. The complaint seeks a declaratory judgment that the Subscription Agreement has been terminated in accordance with its terms and the transactions contemplated therein have been abandoned.

On April 9, 2008, Baha Mar and the Baha Mar Development Company Ltd. filed Counterclaims against CBIC and a Third Party Complaint against HOC in the Supreme Court of the State of New York. Baha Mar and the Baha Mar Development Company Ltd. allege that CBIC wrongfully terminated the Subscription Agreement and that CBIC wrongfully failed to make capital contributions under the Joint Venture Investors Agreement (“Investors Agreement”), by and between CBIC and Baha Mar, dated January 12, 2007. In addition, Baha Mar and the Baha Mar Development Company Ltd. allege that HOC wrongfully failed to perform its purported obligations under the Harrah’s Baha Mar Joint Venture Guaranty, dated January 12, 2007 (“Guaranty”). Baha Mar and the Baha Mar Development Company Ltd. assert claims for breach of contract, breach of fiduciary duty, promissory estoppel, equitable estoppel and negligent misrepresentation. Baha Mar and the Baha Mar Development Company Ltd. seek (i) declaratory relief; (ii) specific performance; (iii) the recovery of alleged monetary damages; (iv) the recovery of alleged attorneys fees, costs, and expenses and (v) the dismissal with prejudice of CBIC’s Complaint against Baha Mar and Baha Mar Development Company Ltd., seeking declaratory relief and filed in the Supreme Court of the State of New York on March 13, 2008.

In addition, the Company is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any pending litigation to have a material adverse effect on our consolidated financial position or results of operations.

Item 1A.	Risk Factors.

There have been no material changes with regard to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

On February 27, 2008, the sole voting stockholder of the Company and the holder of 10 shares of the Company’s voting common stock, Hamlet Holdings LLC, approved, by Unanimous Written Consent, the Company’s Management Equity Incentive Plan.

On April 7, 2008, Hamlet Holdings LLC approved, by Unanimous Written Consent, the election of the following individuals to the Company’s Board of Directors: Charles L. Atwood, Jeanne P. Jackson, Lynn C. Swann and Christopher J. Williams. The terms of the following directors continued after the election: Jeffrey Benjamin, David Bonderman, Anthony Civale, Jonathan Coslet, Kelvin Davis, Gary W. Loveman, Karl Peterson, Eric Press, and Marc Rowan.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description
3.1	Amended Certificate of Incorporation of Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-8 filed January 31, 2008.)

3.2	Bylaws of Harrah’s Entertainment, Inc., as amended on January 28, 2008. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed February 1, 2008.)

4.1	Certificate of Designation of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated January 28, 2008. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-8 filed January 31, 2008.)

4.2	Indenture, dated as of December 18, 1998, among Harrah’s Operating Company, Inc. as obligor, Harrah’s Entertainment, Inc., as Guarantor, and IBJ Schroder Bank & Trust Company, as Trustee relating to the 7 1/2% Senior Notes Due 2009. (Incorporated by reference to the exhibit to the Registration Statement on Form S-3 of Harrah’s Entertainment, Inc. and Harrah’s Operating Company, Inc., File No. 333-69263, filed December 18, 1998.)

4.3	Indenture, dated as of November 9, 1999 between Park Place Entertainment Corp., as Issuer, and Norwest Bank Minnesota, N.A., as Trustee relating to the 8.5% Senior Notes due 2006 and 8.875% Senior Subordinated Notes due 2008. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.4	Officers’ Certificate, dated as of September 12, 2000 with respect to the 8.875% Senior Subordinated Notes due 2008. (Incorporated by reference to the exhibit to Park Place Entertainment Corporation’s Current Report on Form 8-K, filed September 19, 2000.)

4.5	First Supplemental Indenture, dated as of June 13, 2005, to Indenture dated as of November 9, 1999, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 8.5% Senior Notes due 2006 and the 8.875% Senior Subordinated Notes due 2008. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.6	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of November 9, 1999, as supplemented by certain Officers’ Certificates dated as of November 9, 1999 and September 12, 2000, and as further amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 8.5% Senior Notes due 2006 and the 8.875% Senior Subordinated Notes due 2008. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.7	Indenture, dated as of January 29, 2001, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and Bank One Trust Company, N.A., as Trustee, relating to the 8.0% Senior Notes Due 2011. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

4.8	Indenture, dated as of May 14, 2001, between Park Place Entertainment Corp., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-62508, filed June 7, 2001.)

4.9	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of May 14, 2001, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

Exhibit Number	Exhibit Description
4.10	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of May 14, 2001, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.11	Indenture, dated as of August 22, 2001, between Park Place Entertainment Corp., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7.50% Senior Notes due 2009. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-69838, filed September 21, 2001.)

4.12	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of August 22, 2001, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7.50% Senior Notes due 2009. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.13	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of August 22, 2001, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7.50% Senior Notes due 2009. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.14	Indenture, dated as of March 14, 2002, between Park Place Entertainment Corp., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-86142, filed April 12, 2002.)

4.15	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of March 14, 2002, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.16	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of March 14, 2002, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.17	Indenture, dated as of April 11, 2003, between Park Place Entertainment Corp., as Issuer, and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-104829, filed April 29, 2003.)

4.18	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of April 11, 2003, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.19	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, to the Indenture, dated as of April 11, 2003, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

Exhibit Number	Exhibit Description
4.20	Indenture, dated as of December 11, 2003, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.375% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

4.21	Indenture, dated as of June 25, 2004, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.50% Senior Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

4.22	Indenture, dated as of February 9, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Senior Floating Rate Notes due 2008. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)

4.23	Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.24	First Supplemental Indenture, dated as of September 9, 2005, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Registration Statement on Form S-3/A of Harrah’s Entertainment, Inc., File No. 333-127210, filed September 19, 2005.)

4.25	Second Supplemental Indenture, dated as of January 8, 2008, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

4.26	Third Supplemental Indenture, dated as of January 28, 2008, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed January 28, 2008)

4.27	Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed June 3, 2005.)

4.28	First Supplemental Indenture, dated as of August 19, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Harrah’s Entertainment, Inc., File No. 333-127840, filed August 25, 2005.)

4.29	Second Supplemental Indenture, dated as of September 28, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed October 3, 2005.)

4.30	Indenture dated as of September 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.75% Senior Notes due 2017. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed October 3, 2005.)

Exhibit Number	Exhibit Description
4.31	Indenture, dated as of June 9, 2006, between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 14, 2006.)

4.32	Officers’ Certificate, dated as of June 9, 2006, pursuant to Sections 301 and 303 of the Indenture dated as of June 9, 2006 between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 14, 2006.)

4.33	Indenture, dated as of February 1, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, relating to the 10.5% Senior Cash Pay Notes due 2016 and 10.5%/11.5% Senior Toggle Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed February 4, 2008.)

4.34	Registration Rights Agreement, dated as of February 1, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein), Citigroup Global Markets Inc., Banc of America Securities LLC, Credit Suisse Securities (USA), LLC, Deutsche Bank Securities, Inc., J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated as representatives of Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear, Sterns & Co., Inc., Goldman, Sachs & Co., Morgan Stanley & Co. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed February 4, 2008.)

4.35	Stockholders’ Agreement, dated as of January 28, 2008, by and among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC, Hamlet Holdings LLC and Harrah’s Entertainment, Inc., and, solely with respect to Sections 3.01 and 6.07, Apollo Investment Fund VI, L.P. and TPG V Hamlet AIV, L.P. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

4.36	Services Agreement, dated as of January 28, 2008, by and among Harrah’s Entertainment, Inc., Apollo Management VI, L.P., Apollo Alternative Assets, L.P. and TPG Capital, L.P. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

4.37	Management Investor Rights Agreement, dated as of January 28, 2008, by and among Harrah’s Entertainment, Inc., Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Hamlet Holdings LLC and the stockholders that are parties thereto (incorporated by reference to Exhibit 4.2 to Harrah’s Entertainment, Inc.’s Registration Statement on Form S-8 filed January 31, 2008)

10.1	Credit Agreement, dated as of January 28, 2008, by and among Hamlet Merger Inc., Harrah’s Operating Company, Inc. as Borrower, the Lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent and Collateral Agent, Deutsche Bank AG New York Branch, as Syndication Agent, and Citibank, N.A., Credit Suisse, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Credit Partners L.P., Morgan Stanley Senior Funding, Inc., and Bear Sterns Corporate Lending, Inc., as Co-Documentation Agents. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

10.2	Guaranty and Pledge Agreement, dated as of January 28, 2008, made by Hamlet Merger Inc. in favor of Bank of America, N.A., as Administrative Agent and Collateral Agent. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

10.3	Senior Unsecured Interim Loan Agreement, dated as of January 28, 2008, by and among Harrah’s Operating Company, Inc., as Borrower, the Lenders party thereto from time to time, Citibank, N.A., as Administrative Agent, Deutsche Bank AG New York Branch, as Syndication Agent, Banc of America Bridge LLC, Credit Suisse, Cayman Islands Branch, JPMorgan Chase Bank, N.A., and Merrill Lynch Capital Corporation, as Co-Documentation Agents, Citigroup Global Markets Inc., Deutsche Bank Securities, Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Bookrunners and Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., as Joint Lead Arrangers. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

Exhibit Number	Exhibit Description
10.4	Loan Agreement, dated as of January 28, 2008, by and among Harrah’s Las Vegas Propco, LLC, Harrah’s Atlantic City Propco, LLC, Tahoe Propco, LLC, Rio Propco, LLC, Flamingo Las Vegas Propco, LLC and Showboat Propco, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

10.5	First Mezzanine Loan Agreement, dated as of January 28, 2008, by and among Harrah’s Las Vegas Mezz 1, LLC, Harrah’s Atlantic City Mezz 1, LLC, Tahoe Mezz 1, LLC, Rio Mezz 1, LLC, Flamingo Las Vegas Mezz 1, LLC and Showboat Atlantic City Mezz 1, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

10.6	Second Mezzanine Loan Agreement, dated as of January 28, 2008, by and among Harrah’s Las Vegas Mezz 2, LLC, Harrah’s Atlantic City Mezz 2, LLC, Tahoe Mezz 2, LLC, Rio Mezz 2, LLC, Flamingo Las Vegas Mezz 2, LLC and Showboat Atlantic City Mezz 2, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

10.7	Third Mezzanine Loan Agreement, dated as of January 28, 2008, by and among Harrah’s Las Vegas Mezz 3, LLC, Harrah’s Atlantic City Mezz 3, LLC, Tahoe Mezz 3, LLC, Rio Mezz 3, LLC, Flamingo Las Vegas Mezz 3, LLC and Showboat Atlantic City Mezz 3, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

10.8	Fourth Mezzanine Loan Agreement, dated as of January 28, 2008, by and among Harrah’s Las Vegas Mezz 4, LLC, Harrah’s Atlantic City Mezz 4, LLC, Tahoe Mezz 4, LLC, Rio Mezz 4, LLC, Flamingo Las Vegas Mezz 4, LLC and Showboat Atlantic City Mezz 4, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

10.9	Fifth Mezzanine Loan Agreement, dated as of January 28, 2008, by and among Harrah’s Las Vegas Mezz 5, LLC, Harrah’s Atlantic City Mezz 5, LLC, Tahoe Mezz 5, LLC, Rio Mezz 5, LLC, Flamingo Las Vegas Mezz 5, LLC and Showboat Atlantic City Mezz 5, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

10.10	Sixth Mezzanine Loan Agreement, dated as of January 28, 2008, by and among Harrah’s Las Vegas Mezz 6, LLC, Harrah’s Atlantic City Mezz 6, LLC, Tahoe Mezz 6, LLC, Rio Mezz 6, LLC, Flamingo Las Vegas Mezz 6, LLC and Showboat Atlantic City Mezz 6, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

10.11	Seventh Mezzanine Loan Agreement, dated as of January 28, 2008, by and among Harrah’s Las Vegas Mezz 7, LLC, Harrah’s Atlantic City Mezz 7, LLC, Tahoe Mezz 7, LLC, Rio Mezz 7, LLC, Flamingo Las Vegas Mezz 7, LLC and Showboat Atlantic City Mezz 7, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

10.12	Eighth Mezzanine Loan Agreement, dated as of January 28, 2008, by and among Harrah’s Las Vegas Mezz 8, LLC, Harrah’s Atlantic City Mezz 8, LLC, Tahoe Mezz 8, LLC, Rio Mezz 8, LLC, Flamingo Las Vegas Mezz 8, LLC and Showboat Atlantic City Mezz 8, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

10.13	Ninth Mezzanine Loan Agreement, dated as of January 28, 2008, by and among Harrah’s Las Vegas Mezz 9, LLC, Harrah’s Atlantic City Mezz 9, LLC, Tahoe Mezz 9, LLC, Rio Mezz 9, LLC, Flamingo Las Vegas Mezz 9, LLC and Showboat Atlantic City Mezz 9, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

†10.14	Employment Agreement, dated as of January 28, 2008, by and between Harrah’s Entertainment, Inc. and Gary W. Loveman. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

†10.15	Rollover Option Agreement, dated as of January 28, 2008, by and between Harrah’s Entertainment, Inc. and Gary W. Loveman. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

†10.16	Form of Employment Agreement between Harrah’s Operating Company, Inc. and Charles L. Atwood and J. Carlos Tolosa. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed April 11, 2008.)

Exhibit Number	Exhibit Description
†10.17	Form of Employment Agreement between Harrah’s Operating Company, Inc. and Jonathan S. Halkyard and Thomas M. Jenkin. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed April 11, 2008.)

†10.18	Form of Severance Agreement entered into with Charles L. Atwood, Jonathan S. Halkyard, Thomas M. Jenkin and J. Carlos Tolosa. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

10.19	Form of Indemnification Agreement entered into by The Promus Companies Incorporated and each of its directors and executive officers. (Incorporated by reference to the exhibit to the Registration Statement of Harrah’s Entertainment, Inc. on Form 10, File No. 1-10410, filed on December 13, 1989.)

10.20	Form of Supplemental Indemnification Agreement entered into by Harrah’s Entertainment, Inc. and each of its directors and executive officers. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed July 21, 2006.)

†10.21	Financial Counseling Plan of Harrah’s Entertainment, Inc. as amended June 1996. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.22	Summary Plan Description of Executive Term Life Insurance Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

†10.23	Harrah’s Entertainment, Inc. 2005 Senior Executive Incentive Plan. (Incorporated by reference from Annex C to the Company’s Proxy Statement, filed March 4, 2004.)

†10.24	The 2001 Restatement of the Harrah’s Entertainment, Inc. Savings And Retirement Plan, effective January 1, 2002. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.)

†10.25	First Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective January 1, 1997. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.26	Second Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective January 1, 2002. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.27	Third Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective November 24, 2003. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.28	Fourth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan executed December 22, 2003. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.29	Fifth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective January 1, 2005. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.30	Sixth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan adopted July 20, 2005. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.31	Seventh Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective August 30, 2005. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.32	Eighth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan adopted September 20, 2006. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

Exhibit Number	Exhibit Description
†10.33	Ninth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan adopted November 7, 2006. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.34	Tenth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan executed December 29, 2006. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

10.35	Trust Agreement dated June 20, 2001 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.)

10.36	Escrow Agreement, dated February 6, 1990, by and between The Promus Companies Incorporated, certain subsidiaries thereof, and Sovran Bank, as escrow agent (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 1989.)

10.37	Amendment to Escrow Agreement dated as of October 29, 1993 among The Promus Companies Incorporated, certain subsidiaries thereof, and NationsBank, formerly Sovran Bank. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

10.38	Amendment, dated as of June 7, 1995, to Escrow Agreement among The Promus Companies Incorporated, certain subsidiaries thereof and NationsBank. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed June 15, 1995.)

10.39	Amendment, dated as of July 18, 1996, to Escrow Agreement between Harrah’s Entertainment, Inc. and NationsBank. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

10.40	Amendment, dated as of October 30, 1997, to Escrow Agreement between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc. and NationsBank. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed March 10, 1998, File No. 1-10410.)

10.41	Amendment to Escrow Agreement, dated April 26, 2000, between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A., Successor to Bank of America, N.A. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

10.42	Letter Agreement with Wells Fargo Bank Minnesota, N.A., dated August 31, 2000, concerning appointment as Escrow Agent under Escrow Agreement for deferred compensation plans. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

†10.43	Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement dated January 11, 2006 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

†10.44	Amendment to the Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement effective January 28, 2008 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

†10.45	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan, effective August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.46	Amendment and Restatement of Harrah’s Entertainment, Inc. Deferred Compensation Plan, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.47	Amendment and Restatement of Park Place Entertainment Corporation Executive Deferred Compensation Plan, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

Exhibit Number	Exhibit Description
†10.48	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.49	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.50	Harrah’s Entertainment, Inc. Management Equity Incentive Plan, effective as of February 27, 2008. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-8 filed April 28, 2008.)

14	Harrah’s Entertainment, Inc. Code of Business Conduct and Ethics for Principal Officers, adopted February 26, 2003. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 10, 2003.)

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 15, 2008.

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 15, 2008.

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 15, 2008.

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 15, 2008.

*99	Supplemental Discussion of Pro Forma Harrah’s Operating Company Results

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q pursuant to Item 6 of Form 10-Q.
*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRAH’S ENTERTAINMENT, INC.

May 15, 2008	By:	/s/ ANTHONY D. MCDUFFIE
Anthony D. McDuffie
Senior Vice President, Controller and Chief Accounting Officer