Form 10-Q
period 2008-06-30
HARRAHS ENTERTAINMENT INC
filed 2008-08-11
CIK 858339

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

As of July 31, 2008, the Registrant had 10 shares of voting Common Stock and 40,747,287 shares of non-voting Common Stock outstanding.

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

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

	Successor	Predecessor
(In millions, except share amounts)	June 30, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$1,248.6	$710.0
Receivables, less allowance for doubtful accounts of $163.4 and $126.2	399.7	476.4
Deferred income taxes	137.5	200.0
Income tax receivable	20.7	5.0
Prepayments and other	244.3	216.2
Inventories	72.0	70.3

Total current assets	2,122.8	1,677.9

Land, buildings, riverboats and equipment	18,570.2	18,753.5
Less: accumulated depreciation	(298.0)	(3,182.0)

	18,272.2	15,571.5
Assets held for sale (Notes 1 and 11)	3.8	4.5
Goodwill (Note 4)	9,069.4	3,553.6
Intangible assets (Note 4)	6,634.6	2,039.5
Investments in and advances to nonconsolidated affiliates	25.2	18.6
Deferred costs and other	1,280.3	492.1

	$37,408.3	$23,357.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$476.3	$442.0
Accrued expenses	1,689.0	1,351.2
Current portion of long-term debt (Note 6)	83.1	10.8

Total current liabilities	2,248.4	1,804.0
Liabilities held for sale (Notes 1 and 11)	0.7	0.6
Long-term debt (Note 6)	23,931.0	12,429.6
Deferred credits and other	422.7	464.8
Deferred income taxes	4,709.5	1,979.6

	31,312.3	16,678.6

Minority interests	61.3	52.2

Commitments and contingencies (Notes 6, 8, 9 and 10)
Preferred stock of Successor Entity; $0.01 par value; 40,000,000 shares authorized; 19,931,592 shares issued and outstanding at June 30, 2008 (net of 3,942 shares held in treasury)	2,123.9	—

Stockholders’ equity (Notes 5 and 6)
Common stock non-voting and voting of Successor Entity; $0.01 par value; 80,000,020 shares authorized; 40,750,152 issued and outstanding at June 30, 2008 (net of 8,058 shares held in treasury)	0.4	—
Common stock of Predecessor Entity; $0.10 par value, authorized - 720,000,000 shares, outstanding - 188,778,819 shares (net of 36,033,752 shares held in treasury) at December 31, 2007	—	18.9
Additional paid-in capital	3,957.3	5,395.4
Retained (deficit)/earnings	(184.5)	1,197.2
Accumulated other comprehensive income	137.6	15.4

	3,910.8	6,626.9

	$37,408.3	$23,357.7

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

			Successor	Predecessor	Predecessor
	Successor	Predecessor	January 28, 2008 Through June 30, 2008	January 1, 2008 Through January 27, 2008	Six Months Ended June 30, 2007
	Second Quarter Ended
(In millions)	June 30, 2008	June 30, 2007
Revenues
Casino	$2,057.5	$2,200.7	$3,523.1	$614.6	$4,353.0
Food and beverage	431.3	429.7	732.6	118.4	854.0
Rooms	335.9	348.0	577.5	96.4	694.4
Management fees	17.1	21.3	29.2	5.0	43.7
Other	168.7	174.8	280.5	42.7	340.3
Less: casino promotional allowances	(408.4)	(472.8)	(700.3)	(117.0)	(928.0)

Net revenues	2,602.1	2,701.7	4,442.6	760.1	5,357.4

Operating expenses
Direct
Casino	1,131.0	1,162.6	1,907.7	340.6	2,248.9
Food and beverage	183.7	188.3	308.0	50.5	359.4
Rooms	64.1	68.7	114.5	19.6	134.1
Property general, administrative and other	577.3	568.2	987.2	178.2	1,202.6
Depreciation and amortization	176.2	204.3	300.4	63.5	394.6
Write-downs, reserves and recoveries	50.1	(20.8)	(108.7)	4.7	(28.3)
Project opening costs	7.2	8.3	10.0	0.7	17.2
Corporate expense	36.6	26.6	61.3	8.5	60.1
Merger and integration costs	5.1	3.5	22.1	125.6	7.6
Income on interests in nonconsolidated affiliates	(0.5)	(3.8)	(1.3)	(0.5)	(3.6)
Amortization of intangible assets	48.2	17.9	80.5	5.5	35.7

Total operating expenses	2,279.0	2,223.8	3,681.7	796.9	4,428.3

Income/(loss) from operations	323.1	477.9	760.9	(36.8)	929.1
Interest expense, net of interest capitalized	(468.0)	(176.6)	(935.9)	(89.7)	(362.4)
Losses on early extinguishments of debt	—	—	(211.3)	—	—
Other income, including interest income	3.8	15.6	11.5	1.1	23.8

(Loss)/income from continuing operations before income taxes and minority interests	(141.1)	316.9	(374.8)	(125.4)	590.5
Benefit/(provision) for income taxes	43.5	(116.3)	101.7	26.0	(216.6)
Minority interests	(0.4)	(5.1)	1.0	(1.6)	(11.2)

(Loss)/income from continuing operations	(98.0)	195.5	(272.1)	(101.0)	362.7

Discontinued operations
(Loss)/income from discontinued operations	(0.2)	66.5	140.8	0.1	94.3
Benefit/(provision) for income taxes	0.6	(24.5)	(53.2)	—	(34.2)

Income from discontinued operations, net	0.4	42.0	87.6	0.1	60.1

Net (loss)/income	$(97.6)	$237.5	$(184.5)	$(100.9)	$422.8

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Successor	Predecessor	Predecessor
(In millions)	January 28, 2008 Through June 30, 2008	January 1, 2008 Through January 27, 2008	Six Months Ended June 30, 2007
Cash flows from operating activities
Net (loss)/income	$(184.5)	$(100.9)	$422.8
Adjustments to reconcile net (loss)/income to cash flows from operating activities:
Income from discontinued operations, before income taxes	(140.8)	(0.1)	(94.3)
Income from insurance claims for hurricane losses	(185.4)	—	(55.7)
Losses on early extinguishment of debt	211.3	—	—
Depreciation and amortization	489.3	104.9	435.5
Write-downs, reserves and recoveries	32.6	(0.1)	5.1
Other non-cash items	120.6	34.4	32.2
Share-based compensation expense	6.9	50.9	26.5
Deferred income taxes	(190.5)	(19.0)	8.6
Tax benefit from stock equity plans	—	42.6	0.9
Minority interests’ share of income	(1.0)	1.6	11.2
Income on interests in nonconsolidated affiliates	(1.3)	(0.5)	(3.6)
Net change in insurance receivables for hurricane damage	0.9	—	0.2
Returns on investment in nonconsolidated affiliate	0.3	0.1	1.0
Insurance proceeds for hurricane losses	97.9	—	44.3
Net gains/(losses) from asset sales	8.4	(7.4)	(17.6)
Net change in long-term accounts	(94.8)	68.3	7.9
Net change in working capital accounts	558.6	(167.6)	(175.1)

Cash flows provided by operating activities	728.5	7.2	649.9

Cash flows from investing activities
Land, buildings, riverboats and equipment additions	(670.3)	(117.4)	(765.8)
Escrow deposit	—	—	(115.2)
Insurance proceeds for hurricane losses for discontinued operations	83.3	—	28.7
Insurance proceeds for hurricane losses for continuing operations	98.1	—	13.3
Payment for Merger	(17,490.2)	—	—
Payments for businesses acquired, net of cash acquired	—	0.1	(4.0)
Investments in and advances to nonconsolidated affiliates	(5.9)	—	5.9
Proceeds from other asset sales	3.6	3.1	94.6
Increase/(decrease) in construction payables	49.1	(8.2)	(21.0)
Other	(24.2)	(1.7)	(68.5)

Cash flows used in investing activities	(17,956.5)	(124.1)	(832.0)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issue costs	19,844.5	11,316.3	14,373.0
Repayments under lending agreements	(5,815.5)	(11,288.8)	(13,246.2)
Early extinguishments of debt	(1,873.6)	(87.7)	—
Premiums paid on early extinguishments of debt	(238.0)	—	—
Scheduled debt retirements	(6.5)	—	(1,001.7)
Dividends paid	—	—	(149.2)
Equity contribution from buyout	6,007.0	—	—
Minority interests’ distributions, net of contributions	(1.2)	(1.6)	(7.2)
Proceeds from exercises of stock options	—	2.4	43.5
Excess tax benefit from stock equity plans	(50.5)	77.5	26.3
Other	0.1	(0.8)	(3.7)

Cash flows provided by financing activities	17,866.3	17.3	34.8

Cash flows from discontinued operations
Cash flows from operating activities	(0.6)	0.5	68.9
Cash flows from investing activities	—	—	(0.2)

Cash flows (used in)/provided by discontinued operations	(0.6)	0.5	68.7

Net increase/(decrease) in cash and cash equivalents	637.7	(99.1)	(78.6)
Cash and cash equivalents, beginning of period	610.9	710.0	799.6

Cash and cash equivalents, end of period	$1,248.6	$610.9	$721.0

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(UNAUDITED)

			Successor	Predecessor	Predecessor
	Successor	Predecessor	January 28, 2008 Through June 30, 2008	January 1, 2008 Through January 27, 2008	Six Months Ended June 30, 2007
	Second Quarter Ended
(In millions)	June 30, 2008	June 30, 2007
Net (loss)/income	$(97.6)	$237.5	$(184.5)	$(100.9)	$422.8

Other comprehensive (loss)/income:
Foreign currency translation adjustments, net of tax (benefit)/provision of $(3.6), $1.0, $(6.9), $(3.1) and $0.7	1.4	(0.1)	(6.2)	(1.8)	0.9
Minimum pension liability adjustment, net of tax provision of $0.0, $6.7, $0.0, $0.0 and $6.7	—	15.7	—	—	15.7
Fair market value of interest rate cap agreements on commercial mortgage-backed securities, net of tax provision of $19.9, $0.0, $19.9, 0.0 and $0.0	35.0	—	35.0	—	—
Reclassification of loss on derivative instruments from other comprehensive income to net income, net of tax provision of $0.0, $0.1, $0.1, $0.0 and $0.2	0.2	0.2	0.3	—	0.3
Fair market value of swap agreements, net of tax provision of $76.8, $0.0, $59.1, $0.0 and $0.0	141.0	—	108.5	—	—

	177.6	15.8	137.6	(1.8)	16.9

Comprehensive income/(loss)	$80.0	$253.3	$(46.9)	$(102.7)	$439.7

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

Note 1—Basis of Presentation and Organization

Harrah’s Entertainment, Inc. (“Harrah’s Entertainment,” the “Company,” “we,” “our” or “us,” and including our subsidiaries where the context requires) is a Delaware corporation. As of June 30, 2008, we own or manage 51 casinos, primarily under the Harrah’s, Caesars and Horseshoe brand names in the United States. Our casino entertainment facilities include 32 land-based casinos, 12 dockside casinos, three managed casinos on Indian lands, one combination thoroughbred racetrack and casino, one combination greyhound racetrack and casino, one combination harness racetrack and casino and one managed casino in Canada. Our 32 land-based casinos include one in Uruguay, ten in the United Kingdom, two in Egypt and one in South Africa. We view each property as an operating segment and aggregate all operating segments into one reporting segment.

On January 28, 2008, Harrah’s Entertainment was acquired by affiliates of Apollo Global Management, LLC (“Apollo”) and TPG Capital, LP (“TPG”) in an all cash transaction, hereinafter referred to as the “Merger.” Although Harrah’s Entertainment continued as the same legal entity after the Merger, the accompanying Consolidated Condensed Statement of Operations, the Consolidated Condensed Statement of Cash Flows and the Consolidated Condensed Statement of Comprehensive Income for the six months ended June 30, 2008, are presented as the Predecessor period for the period preceding the Merger and as the Successor period for the period succeeding the Merger. As a result of the application of purchase accounting as of the Merger date, the consolidated condensed financial statements for the Successor period and the Predecessor period are presented on different bases and are, therefore, not comparable.

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

As a result of the Merger, the issued and outstanding shares of non-voting common stock and non-voting preferred stock of Harrah’s Entertainment are owned by entities affiliated with Apollo/TPG, certain co-investors and members of management, and the issued and outstanding shares of voting common stock of Harrah’s Entertainment are owned by Hamlet Holdings LLC, which is owned by certain individuals affiliated with Apollo/TPG. The value assigned to the equity interests issued was determined by the price paid for those interests. As a result of the Merger, our stock is no longer publicly traded.

The purchase price allocation is in process and will be completed within one year of the Merger; thus, for purposes of these financial statements, the preliminary allocation of the purchase price for property and equipment, intangible assets and deferred income taxes is based on preliminary valuation data. The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determined the estimated fair values after review and consideration of relevant information including discounted cash flow analyses, quoted market prices and our own estimates. To the extent that the purchase price exceeded the fair value of the net identifiable tangible and intangible assets, such excess was allocated to goodwill. Goodwill and intangible assets that are determined to have an indefinite life are not amortized.

We account for our goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, which requires assessments for impairment of intangible assets that are not subject to amortization at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment may result from, among other things, deterioration in the performance of the business, adverse market conditions and adverse changes in applicable laws or regulations.

As discussed above, the purchase price allocation being performed in connection with the Merger has not yet been completed and remains subject to change. As a result, we are not yet able to assess whether any impairments of our assets have occurred in the post-Merger period. We will perform an impairment analysis upon the finalization of the purchase price allocation. If we determine that an impairment has occurred after consideration of the recent decline in the results of operation of the Company, we will record a write-down of the carrying value of the affected asset as an operating expense in the period the determination is made.

The following unaudited pro forma consolidated financial information assumes that the Merger was completed at the beginning of 2008 and 2007.

	Second Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2008	2007	2008	2007
Net revenues	$2,602.1	$2,701.8	$5,202.7	$5,357.4

(Loss)/income from continuing operations	$(69.0)	$11.3	$(463.1)	$(72.0)

Net (loss)/income	$(68.7)	$53.3	$(375.4)	$(11.9)

For the quarter ended June 30, 2008, pro forma results include $5.1 million of costs related the Merger. Pro forma results for the six months ended June 30, 2008, include non-recurring charges of $82.8 million related to the accelerated vesting of stock options, stock appreciation rights (“SARs”) and restricted stock and $64.9 million of other costs related to the Merger. Results for the quarter and six months ended June 30, 2007, included $3.5 million and $7.6 million, respectively, for costs related to the Merger.

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

The following is a summary of activity under the equity incentive plans that were in effect upon adoption of SFAS 123 (Revised 2004) through the effective date of the Merger, when all of the stock options and SARs were cancelled and restricted shares were vested:

	Predecessor Entity
Plan	Outstanding at January 1, 2008	Cancelled	Outstanding at January 27, 2008
Stock options
2004 Equity Incentive Award Plan	7,303,293	7,303,293	—
Broad-Based Stock Incentive Plan	50,097	50,097	—
2004 Long Term Incentive Plan	537,387	537,387	—
1998 Caesars Plans	102,251	102,251	—

Total options outstanding	7,993,028	7,993,028	—

Weighted average exercise price per option	$57.51	$57.51	—
Weighted average remaining contractual term per option	3.5 years	—	—

Options exercisable at January 27, 2008:
Number of options			—
Weighted average exercise price			—
Weighted average remaining contractual term			—

SARs
2004 Equity Incentive Award Plan	3,229,487	3,229,487	—
Broad-Based Stock Incentive Plan	—	—	—
2004 Long Term Incentive Plan	27,695	27,695	—
1998 Caesars Plans	—	—	—

Total SARs outstanding	3,257,182	3,257,182	—

Weighted average exercise price per SAR	$69.26	$69.26	—
Weighted average remaining contractual term per SAR	5.7 years	—	—

SARs exercisable at January 27, 2008:
Number of SARs			—
Weighted average exercise price			—
Weighted average remaining contractual term			—

Restricted shares		Vested
2004 Equity Incentive Award Plan	687,624	687,624	—
Broad-Based Stock Incentive Plan	—	—	—
2004 Long Term Incentive Plan	36,691	36,691	—
1998 Caesars Plans	—	—	—

Total restricted shares outstanding	724,315	724,315	—

Grant date fair value per restricted share	$70.71	$70.71	—

Prior to the Merger, our employees were also granted restricted stock or options to purchase shares of common stock under the Harrah’s Entertainment, Inc. 2001 Broad-based Stock Incentive Plan (the “2001 Plan”). Two hundred thousand shares were authorized for issuance under the 2001 Plan, which was an equity compensation plan not approved by stockholders.

There were no share-based grants during the period January 1, 2008 through January 27, 2008 (predecessor entity).

The total intrinsic value of stock options and SARs cancelled and restricted shares vested due to the Merger was approximately $456.9 million, $225.3 million and $46.9 million, respectively, for the period January 1, 2008 through January 27, 2008 (predecessor entity).

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

The total fair value of stock options and SARs cancelled and restricted shares vested during the period from January 1, 2008, through January 27, 2008, (predecessor entity) was approximately $42.9 million, $48.6 million and $51.2 million, respectively.

As of December 31, 2007, there was approximately $12.7 million, $38.2 million and $36.6 million of total unrecognized compensation cost related to stock option grants, SARs and restricted share awards, respectively, under the stock-based compensation plans. The consummation of the Merger accelerated the recognition of compensation cost of $82.8 million, which was included in Merger and integration costs in the Consolidated Condensed Statements of Operations in the period from January 1, 2008, through January 27, 2008, (predecessor entity).

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

The following is a summary of share-based option activity for the period January 28, 2008 to June 30, 2008:

	Successor Entity
Options	Shares	Weighted Average Exercise Price	Fair Value(1)	Weighted Average Remaining Contractual Term (years)
Outstanding at January 28, 2008(2)	133,133	$25.00	$20.82
Options granted	3,214,480	100.00	36.50
Exercised	—	—	—
Cancelled	(59,005)	100.00	36.50

Outstanding at March 31, 2008	3,288,608	$96.96	$36.50
Options granted	56,159	100.00	37.20
Exercised	—	—	—
Cancelled	(71,220)	100.00	37.20

Outstanding at June 30, 2008	3,273,547	$96.95	$36.49	9.4

Exercisable at June 30, 2008(2)	133,133	25.00	$20.82	—

(1)

Represents the weighted-average grant date fair value per option, using the Monte Carlo simulation option-pricing model for performance-based options, and the Black-Scholes option-pricing model for time-based options.

(2)

On January 27, 2008, an executive and the Company entered into a stock option rollover agreement that provides for the conversion of options to purchase shares of the Company prior to the Merger into options to purchase shares of the Company following the Merger with such conversion preserving the intrinsic “spread value” of the converted option. The rollover option is immediately exercisable with respect to 133,133 shares of non-voting common stock of the Company at an exercise price of $25.00 per share. The rollover options expire on June 17, 2012.

There are no provisions in the Equity Plan for the issuance of SARs or restricted shares.

The weighted-average grant date fair value of options granted during the quarter ended June 30, 2008 was $37.20. There were no stock option exercises during the period January, 28, 2008 through June 30, 2008.

The Company utilized historical optionee behavioral data to estimate the option exercise and termination rates used in the option-pricing models. The expected term of the options represents the period of time the options were expected to be outstanding based on historical trends. Expected volatility was based on the historical volatility of the common stock of Harrah’s Entertainment and its competitor peer group for a period approximating the expected life. The Company does not expect to pay dividends on common stock. The risk-free interest rate within the expected term was based on the U.S. Treasury yield curve in effect at the time of grant.

The assumptions and fair value of options granted during the quarter ended June 30, 2008 and the period January 28, 2008 to June 30, 2008 are as follows:

	Successor Entity Quarter Ended June 30, 2008	Successor Entity January 28 to June 30, 2008
Expected volatility	34.8%	34.9%
Expected dividend yield	—	—
Expected term (in years)	5.9	6.0
Risk-free interest rate	3.2%	3.3%
Weighted average fair value per share of options granted	$37.20	$36.50

As of June 30, 2008, there was approximately $79.7 million of total unrecognized compensation cost related to stock option grants. This cost is expected to be recognized over a remaining weighted-average period of 2.3 years. The compensation cost that has been charged against income for stock option grants was approximately $5.2 million and $6.9 million for the quarter ended June 30, 2008 and for the period January 28, 2008 through June 30, 2008, respectively. $3.8 million was included in Corporate expense and $1.4 million was included in Property general, administrative and other in the Consolidated Condensed Statements of Operations for the quarter ended June 30, 2008 and $5.1 million was included in Corporate expense and $1.8 million was included in Property general, administrative and other in the Consolidated condensed Statements of Operations for the period January 28, 2008 through June 30, 2008.

Note 4—Goodwill and Other Intangible Assets

The following table sets forth changes in our goodwill for the six months ended June 30, 2008.

(In millions)
Balance at December 31, 2007 (Predecessor)	$3,553.6
Additions or adjustments	(3.9)

Balance at January 27, 2008 (Predecessor)	3,549.7
Elimination of Predecessor Goodwill	(3,549.7)
Goodwill assigned in preliminary purchase price allocation	9,069.4

Balance at June 30, 2008 (Successor)	$9,069.4

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets.

	Predecessor
(In millions)	As of December 31, 2007	Additions	Amortization	As of January 27, 2008
Amortizing intangible assets
Trademarks	$15.2	$—	$(0.4)	$14.8
Gaming rights	34.2	—	(0.1)	34.1
Contract rights	100.8	—	(1.3)	99.5
Customer relationships	511.2	—	(3.7)	507.5

	661.4	—	(5.5)	655.9

Nonamortizing intangible assets
Trademarks	570.4	—		570.4
Gaming rights	807.7	(3.8)		803.9

	1,378.1	(3.8)		1,374.3

Total	$2,039.5	$(3.8)	$(5.5)	$2,030.2

	Successor
(In millions)	As of January 28, 2008	Additions/ Other Changes	Amortization	As of June 30, 2008
Amortizing intangible assets
Patented technology	$93.8	$—	$(4.9)	$88.9
Gaming rights	257.1	—	(4.4)	252.7
Contract rights	172.3	(0.8)	(16.7)	154.8
Customer relationships	1,516.3	—	(54.5)	1,461.8

	2,039.5	(0.8)	(80.5)	1,958.2

Nonamortizing intangible assets
Trademarks	2,802.7	—		2,802.7
Gaming rights	1,875.7	(2.0)		1,873.7

	4,678.4	(2.0)		4,676.4

Total	$6,717.9	$(2.8)	$(80.5)	$6,634.6

The aggregate amortization for the quarter and six months ended June 30, 2008, for those assets that are amortized under the provisions of SFAS No. 142 was $48.2 million and $86.0 million, respectively. Estimated annual amortization expense for those assets for the years ending December 31, 2008, 2009, 2010, 2011 and 2012 is $179.3 million, $193.8 million, $183.2 million, $179.1 million and $171.1 million, respectively. The amount of amortization to be recorded in future periods is subject to change as the purchase price allocation is refined and finalized.

Note 5—Preferred and Common Stock

Preferred Stock

As of June 30, 2008, the authorized Preferred Stock shares are 40,000,000, par value $0.01 per share, stated value $100.00 per share.

On January 28, 2008, the Board adopted a resolution authorizing the creation and issuance of a series of Preferred Stock to be known as the Non-Voting Perpetual Preferred Stock. The number of shares constituting such series shall be 20,000,000.

On a quarterly basis, each share of non-voting preferred stock accrues dividends at a rate of 15.0% per annum, compounded quarterly. Dividends will be paid in cash, when, if and as declared by the board of directors, subject to approval by relevant regulators. We currently do not expect to pay cash dividends. Dividends on Non-Voting Perpetual Preferred Stock are cumulative. As of June 30, 2008 such dividends in arrears are $130.6 million. Shares of the non-voting preferred stock rank prior in right of payment to the non-voting and voting common stock and are entitled to a liquidation preference.

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

Common Stock

As of June 30, 2008, the authorized Common Stock of the Company totaled 80,000,020 shares, consisting of 20 shares of Voting Common Stock, par value $0.01 per share and 80,000,000 shares of Non-Voting Common Stock, par value $.01 per share. The voting common stock represents less than 1% of the capital stock of Harrah’s Entertainment, with the non-voting common stock and non-voting preferred stock together representing the remainder.

The Voting Common Stock has no economic rights or privileges, including rights in liquidation. The holders of Voting Common Stock shall be entitled to one vote per share on all matters to be voted on by the stockholders of the Company.

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

Note 6—Debt

Long-term debt consisted of the following:

(In millions)	Successor At June 30, 2008	Predecessor At December 31, 2007
Credit facilities
Term loans, 5.919% at June 30, 2008, maturities to 2015	$7,231.9	$—
4.05%-6.25%, maturities to 2011	—	5,768.1
Subsidiary guaranteed debt
10.75% Senior Notes due 2016, including senior interim loans of $342.6, 9.25% at June 30, 2008	5,275.0	—
10.75%/11.5% Senior PIK Toggle Notes due 2018, including senior interim loans of $97.4, 9.25% at June 30, 2008	1,500.0	—
Unsecured Senior Notes
7.5%, maturity 2009	5.1	136.2
7.5%, maturity 2009	0.9	442.4
5.5%, maturity 2010	681.8	747.1
8.0%, maturity 2011	63.8	71.7
5.375%, maturity 2013	350.1	497.7
7.0%, maturity 2013	0.7	324.4
5.625%, maturity 2015	653.3	996.3
6.5%, maturity 2016	493.5	744.3
5.75%, maturity 2017	449.8	745.8
Floating Rate Contingent Convertible Senior Notes, maturity 2024	0.2	370.6
Floating Rate Notes, maturity 2008	—	250.0
Unsecured Senior Subordinated Notes
8.875%, maturity 2008	5.8	409.6
7.875%, maturity 2010	354.1	394.9
8.125%, maturity 2011	312.0	380.3
Other Secured Borrowings
CMBS financing, 5.470% at June 30, 2008, maturity 2013	6,500.0	—
S. Africa, prime less 1.5%, maturity 2009	8.8	10.5
6.0%, maturity 2010	25.0	25.0
4.25%–8.5%, maturities to 2037 at June 30, 2008	4.7	4.4
7.1%, maturity 2028	—	87.7
Other Unsecured Borrowings
LIBOR plus 4.5%, maturity 2010	23.5	29.1
Other, various maturities	71.0	1.6
Capitalized Lease Obligations
5.75%–10.0%, maturities to 2011	3.1	2.7

	24,014.1	12,440.4
Current portion of long-term debt	(83.1)	(10.8)

	$23,931.0	$12,429.6

In connection with the Merger, $7.7 billion, face amount, of our debt was retired, $4.6 billion, face amount, of our debt was retained and $20.5 billion, face amount, of new debt was issued, resulting in a very different debt structure for the successor entity. The discussion that follows is intended to update the information provided in our 2007 Annual Report on Form 10-K.

Charges of $211.3 million were recorded in the first quarter of 2008 for premiums paid and write-offs of unamortized deferred financing costs and market value premiums associated with the early retirement of debt in connection with the Merger.

At June 30, 2008, $5.7 million, face amount, of our 8.875% Senior Subordinated Notes due September 15, 2008 and $5.1 million, face amount, of our 7.5% Senior Notes due January 15, 2009, are classified as long-term in our Consolidated Condensed Balance Sheet because the Company has both the intent and the ability to refinance these notes. The majority of our debt is due after 2010. Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows and from borrowings under our established debt programs. Long-term obligations are expected to be paid through operating cash flows, refinancing of debt, joint venture partners or, if necessary, additional debt offerings.

In July 2008, HOC made the permitted election under the Indenture governing its 10.75%/11.5% Senior Toggle Notes due 2018 and the Senior Unsecured Interim Loan Agreement dated January 28, 2008, to pay all interest due on January 28, and February 1, 2009, for the loan in kind. The Company intends to use the cash savings generated by this election for general corporate purposes.

Credit Agreement

As of June 30, 2008, our senior secured credit facilities (the “Credit Facilities”) provide for senior secured financing of up to $9.25 billion, consisting of (i) senior secured term loan facilities in an aggregate principal amount of up to $7.25 billion maturing on January 28, 2015 and (ii) a senior secured revolving credit facility in an aggregate principal amount of $2.0 billion, maturing January 28, 2014, including both a letter of credit sub-facility and a swingline loan sub-facility. Interest on the Credit Agreement is based on our debt ratings and leverage ratio and is subject to change. In addition, we may request one or more incremental term loan facilities and/or increase commitments under our revolving facility in an aggregate amount of up to $1.75 billion, subject to certain conditions and receipt of commitments by existing or additional financial institutions or institutional lenders. As of June 30, 2008, $7.23 billion in borrowings was outstanding under the Credit Facilities with an additional $0.2 billion committed to back letters of credit. After consideration of these borrowings and letters of credit, $1.8 billion of additional borrowing capacity was available to the Company under the Credit Facilities as of June 30, 2008.

Borrowings under the Credit Facilities bear interest at a rate equal to the then-current LIBOR rate or at a rate equal to the alternate base rate, in each case plus an applicable margin. In addition, on a quarterly basis, we are required to pay each lender (i) a commitment fee in respect of any unused commitments under the revolving credit facility and the delayed draw portion of the term facility and (ii) a letter of credit fee in respect of the aggregate face amount of outstanding letters of credit under the revolving credit facility. As of June 30, 2008, the Credit Facilities bore interest based upon 300 basis points over LIBOR and bore a commitment fee for unborrowed amounts of 50 basis points.

The Credit Facilities require scheduled quarterly payments on the term loans in amounts equal to 0.25% of the original principal amount of the term loans for six years and three quarters, with the balance paid at maturity.

CMBS Financing

In connection with the Merger, eight of our properties (“the CMBS properties”) and their related assets were spun out of HOC to Harrah’s Entertainment. As of the Merger date, the CMBS properties were Harrah’s Las Vegas, Rio, Flamingo Las Vegas, Harrah’s Atlantic City, Showboat Atlantic City, Harrah’s Lake Tahoe, Harveys Lake Tahoe and Bill’s Lake Tahoe. The CMBS properties borrowed $6.5 billion secured by the assets of the CMBS properties. On May 22, 2008, Paris Las Vegas and Harrah’s Laughlin and their related operating assets were spun out of HOC to Harrah’s Entertainment and became property secured under the CMBS loans, and Harrah’s Lake Tahoe, Harveys Lake Tahoe, Bill’s Lake Tahoe and Showboat Atlantic City were transferred to HOC from Harrah’s Entertainment as contemplated under the debt agreements effective pursuant to the Merger.

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

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of June 30, 2008, we have ten interest rate swap agreements for notional amounts totaling $6.5 billion. The difference to be paid or received under the terms of the interest rate swap agreement is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreement will have a corresponding effect on future cash flows. The major terms of the interest rate swap agreements are as follows.

Effective Date	Notional Amount	Fixed Rate Paid	Variable Rate Received as of June 30, 2008	Next Reset Date	Maturity Date
	(In millions)
April 25, 2007	$200	4.898%	2.920%	July 25, 2008	April 25, 2011
April 25, 2007	200	4.896%	2.920%	July 25, 2008	April 25, 2011
April 25, 2007	200	4.925%	2.920%	July 25, 2008	April 25, 2011
April 25, 2007	200	4.917%	2.920%	July 25, 2008	April 25, 2011
April 25, 2007	200	4.907%	2.920%	July 25, 2008	April 25, 2011
September 26, 2007	250	4.809%	2.920%	July 25, 2008	April 25, 2011
September 26, 2007	250	4.775%	2.920%	July 25, 2008	April 25, 2011
April 25, 2008	1,000	4.172%	2.920%	July 25, 2008	April 25, 2012
April 25, 2008	2,000	4.276%	2.920%	July 25, 2008	April 25, 2013
April 25, 2008	2,000	4.263%	2.920%	July 25, 2008	April 25, 2013

Until February 15, 2008, none of our interest rate swap agreements were designated as hedging instruments; therefore, gains or losses resulting from changes in the fair value of the swaps were recognized in earnings in the period of the change. On February 15, 2008, eight of our interest rate swap agreements for notional amounts totaling $3.5 billion were designated as hedging instruments, and on April 1, 2008, the remaining swap agreements were designated as hedging instruments. Upon designation as hedging instruments, only any measured ineffectiveness is recognized in earnings in the period of change. In the quarter and six months ended June 30, 2008, a credit of $40.9 million and a net charge of $68.5 million, respectively, representing the changes in the fair values of our swap agreements are included in Interest expense in our 2008 Consolidated Condensed Statement of Operations compared with $14.3 million for both the quarter and six months ended June 30, 2007.

Additionally, on January 28, 2008, we entered into an interest rate cap agreement to partially hedge the risk of future increases in the variable rate of the CMBS debt. The interest rate cap agreement, which was effective January 28, 2008, and terminates February 13, 2013, is for a notional amount of $6.5 billion at a LIBOR cap rate of 4.5%. The interest rate cap was designated as a hedging instrument on May 1, 2008. In the quarter and six months ended June 30, 2008, a credit of $20.1 million and a net charge of $12.3 million, respectively, are included in Interest expense in our Consolidated Condensed Statement of Operations.

Note 7—Fair Value Measurements

We adopted the required provisions of SFAS No. 157, “Fair Value Measurements,” on January 1, 2008. SFAS No. 157 outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures.

FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). At this time, we have chosen not to apply Statement 157 early for nonrecurring measurements made for nonfinancial assets and nonfinancial liabilities. There were no nonfinancial assets or nonfinancial liabilities recognized or disclosed at fair value during the first six months of 2008.

Under SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” entities are permitted to choose to measure many financial instruments and certain other items at fair value. We did not elect the fair value measurement option under SFAS No. 159 for any of our financial assets or financial liabilities.

In accordance with the fair value hierarchy described in SFAS No. 157, the following table shows the fair value of our financial assets and financial liabilities that are required to be measured at fair value as of June 30, 2008.

(In millions)	Balance at June 30, 2008	Level 1	Level 2	Level 3
Assets
Derivative instruments	$173.5	$—	$173.5	$—
Deferred compensation plan assets	142.3	—	142.3	—

Liabilities
Derivative instruments	71.8	—	71.8	—
Deferred compensation plan liabilities	123.4	—	123.4	—

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

Deferred compensation plan assets and liabilities – The estimated fair values of our deferred compensation plan assets and liabilities are based on the market values of the underlying account funds. Deferred compensation plan assets are included in Deferred costs and other and Deferred credits and other lines of our Consolidated Condensed Balance Sheets.

Note 8—Supplemental Cash Flow Disclosures

Cash Paid for Interest and Taxes

The following table reconciles our Interest expense, net of interest capitalized, per the Consolidated Condensed Statements of Operations, to cash paid for interest:

	Successor	Predecessor	Predecessor
(In millions)	January 28, 2008 Through June 30, 2008	January 1, 2008 Through January 27, 2008	Six Months Ended June 30, 2007
Interest expense, net of interest capitalized	$935.9	$89.7	$362.4
Adjustments to reconcile to cash paid for interest:
Net change in accruals	(367.5)	8.7	16.2
Amortization of deferred finance charges	(42.0)	(0.8)	(5.0)
Net amortization of discounts and premiums	(57.7)	2.9	20.9
Amortization of other comprehensive income	(0.4)	(0.1)	—
Change in fair value of interest rate swaps	(41.6)	(39.2)	14.3

Cash paid for interest, net of amount capitalized	$426.7	$61.2	$408.8

Cash payments of income taxes, net	$16.4	$1.0	$222.8

Note 9—Commitments and Contingent Liabilities

Contractual Commitments

We continue to pursue additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties and development completion guarantees.

The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments, pursuant to these contracts for the three managed Indian-owned facilities now open, which extend for periods of up to 65 months from June 30, 2008, is $1.2 million. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.

In February 2008, we entered into an agreement with the State of Louisiana whereby we extended our guarantee of an annual payment obligation of JCC, our wholly-owned subsidiary, of $60 million owed to the State of Louisiana. The guarantee was extended for one year to end March 31, 2011.

In addition to the guarantees discussed above, as of June 30, 2008, we had commitments and contingencies of $1,567.3 million, including construction-related commitments.

Severance Agreements

As of June 30, 2008, we have severance agreements with 22 of our executives, which provide for payments to the executives in the event of their termination after a change in control, as defined. These agreements provide, among other things, for a compensation payment of 1.5 to 3.0 times the executive’s average annual compensation, as defined. The estimated amount, computed as of June 30, 2008, that would be payable under the agreements to these executives aggregated approximately $53.9 million. The estimated amount that would be payable to these executives does not include an estimate for the tax gross-up payment, provided for in the agreements, that would be payable to the executive if the executive becomes entitled to severance payments which are subject to federal excise tax imposed on the executive.

Employment Agreements

We entered into an employment agreement with one executive that replaced his severance agreement as of January 28, 2008. The employment agreement provides for payments to the executive in the event of his termination after a change in control, as defined, and provides for, among other things, a compensation payment of 3.0 times the executive’s average annual compensation, as defined. The estimated amount, computed as of June 30, 2008, that would be payable under the agreement to the executive based on the compensation payment aggregated approximately $16.5 million. The estimated amount that would be payable to the executive does not include an estimate for the tax gross-up payment, provided for in the agreement, that would be payable to the executive if the executive becomes entitled to severance payments which are subject to federal excise tax imposed on the executive.

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

Subsequent to the entering of a memorandum of understanding and a stipulation of settlement by the parties, a Stipulation and Order of Dismissal was submitted to the Delaware Court of Chancery on April 29, 2008. On June 12, 2008, the court entered an Order and Final Judgment approving the settlement and dismissing the action.

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

Baha Mar and Baha Mar Development Company Ltd. (“Baha Mar Development”) filed an Amended Answer and Counterclaims against CBIC and a Third Party Complaint dated June 18, 2008 against HOC in the Supreme Court of the State of New York. Baha Mar and the Baha Mar Development Company Ltd. allege that CBIC wrongfully terminated the Subscription Agreement and that CBIC wrongfully failed to make capital contributions under the Joint Venture Investors Agreement (“Investors Agreement”), by and between CBIC and Baha Mar, dated January 12, 2007. In addition, Baha Mar and Baha Mar Development allege that HOC wrongfully failed to perform its purported obligations under the Harrah’s Baha Mar Joint Venture Guaranty, dated January 12, 2007 (“Guaranty”). Baha Mar and Baha Mar Development assert claims for breach of contract, breach of fiduciary duty, promissory estoppel, equitable estoppel and negligent misrepresentation. Baha Mar and Baha Mar Development seek (i) declaratory relief; (ii) specific performance; (iii) the recovery of alleged monetary damages; (iv) the recovery of attorneys fees, costs, and expenses and (v) the dismissal with prejudice of CBIC’s Complaint. CBIC and HOC have each answered, denying all allegations of wrongdoing.

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

We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. As a large taxpayer, we are under continual audit by the Internal Revenue Service (“IRS”) on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next twelve months. We are participating in the IRS’s Compliance Assurance Program for the 2007 and 2008 tax years. This program accelerates the examination of key transactions with the goal of resolving any issues before the tax return is filed. Our 2004, 2005, and 2006 federal income tax returns are currently being examined by the IRS in a traditional audit process.

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

Note 12—Discontinued Operations

Discontinued operations consist of insurance proceeds from the settlement of claims related to hurricane damages to Grand Casino Gulfport, which we sold in March 2006. Operating results for Grand Casino Gulfport were presented as discontinued operations until its sale. No gain or loss was recorded on this sale. Pursuant to the terms of the sale agreement, we were to retain all insurance proceeds related to Grand Casino Gulfport, and in the six months ended June 30, 2008, $141.1 million of insurance proceeds related to Mississippi Gulf Coast claims are reported in Discontinued operations in our Consolidated Condensed Statement of Operations.

Note 13—Insurance Proceeds Related to Hurricane-Damaged Properties

In first quarter 2008, we entered into a settlement agreement with our insurance carriers related to the remaining unsettled claims associated with damages incurred in Mississippi from Hurricane Katrina in 2005, and the final payment of $338.1 million was received in first quarter. Insurance proceeds exceeded the net book value of the impacted assets and costs and expenses that were reimbursed under our business interruption claims, and the excess is recorded as income in the line item, Write-downs, reserves and recoveries, for properties included in continuing operations and in the line item, Income from discontinued operations, for properties included in discontinued operations. In the six months ended June 30, 2008, $185.4 million of insurance proceeds are included in Write-downs, reserves and recoveries and $141.1 million of insurance proceeds are included in Discontinued operations in our Consolidated Condensed Statements of Operations.

Note 14—Related Party Transactions

In connection with the Merger, Apollo/TPG and their affiliates entered into a services agreement with Harrah’s Entertainment relating to the provision of financial and strategic advisory services and consulting services. We paid Apollo/TPG a one-time transaction fee of $200 million for structuring the Merger and debt financing negotiations. This amount has been included in the overall purchase price of the Merger. In addition, we pay an annual monitoring fee equal to the greater of $30 million or 1% of the Company’s EBITDA, as defined, for management services and advice.

Note 15—Consolidating Financial Information of Guarantors and Issuers

As of June 30, 2008, HOC, a 100% owned subsidiary of Harrah’s Entertainment, is the issuer of certain debt securities that have been guaranteed by Harrah’s Entertainment and certain subsidiaries of HOC. The following consolidating schedules present condensed financial information for Harrah’s Entertainment, the parent and guarantor; HOC, the subsidiary issuer; guarantor subsidiaries of HOC; and non-guarantor subsidiaries of Harrah’s Entertainment and HOC, which includes the CMBS properties, as of June 30, 2008, and December 31, 2007, and for the successor companies for the three months ended June 30, 2008, and the period January 28, 2008, through June 31, 2008, and for the predecessor companies for the periods from January 1, 2008, through January 27, 2008, and for the three months and six months ended June 30, 2007.

The financial information included in this section reflects ownership of the CMBS properties pursuant to the spin-off and transfer described in Note 6 – Debt, CMBS Financing.

HARRAH’S ENTERTAINMENT, INC

(SUCCESSOR ENTITY)

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2008

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non Guarantors	Consolidating/ Eliminating Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$232.8	$445.4	$251.4	$319.0	$—	$1,248.6
Receivables, less allowance for doubtful accounts	—	10.1	255.8	133.8	—	399.7
Deferred income taxes	—	56.1	61.1	20.3	—	137.5
Income tax receivable	—	12.7	0.5	7.5	—	20.7
Prepayments and other	—	18.1	133.2	93.0	—	244.3
Inventories	—	1.9	46.3	23.8	—	72.0
Intercompany receivables	—	355.6	227.3	129.2	(712.1)	—

Total current assets	232.8	899.9	975.6	726.6	(712.1)	2,122.8

Land, buildings, riverboats and equipment, net of accumulated depreciation	—	307.1	10,834.4	7,135.1	(4.4)	18,272.2
Assets held for sale	—	—	3.8	—	—	3.8
Goodwill	—	43.5	6,032.6	2,993.3	—	9,069.4
Intangible assets	—	7.6	5,566.1	1,060.9	—	6,634.6
Investments in and advances to nonconsolidated affiliates	5,808.1	19,872.8	11.1	14.1	(25,680.9)	25.2
Deferred costs and other	1.5	638.3	259.0	381.5	—	1,280.3
Intercompany receivables	—	1,193.6	1,687.7	1,200.4	(4,081.7)	—

	$6,042.4	$22,962.8	$25,370.3	$13,511.9	$(30,479.1)	$37,408.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$149.6	$215.8	$110.9	$—	$476.3
Accrued expenses	7.7	698.2	559.5	423.6	—	1,689.0
Current portion of long-term debt	—	72.5	2.4	8.2	—	83.1
Intercompany payables	—	14.7	380.1	317.3	(712.1)	—

Total current liabilities	7.7	935.0	1,157.8	860.0	(712.1)	2,248.4
Liabilities held for sale	—	—	0.7	—	—	0.7
Long-term debt	—	17,305.4	100.7	6,524.9	—	23,931.0
Deferred credits and other	—	251.4	119.1	52.2	—	422.7
Deferred income taxes	—	201.7	2,978.2	1,529.6	—	4,709.5
Intercompany notes	—	98.1	1,849.7	2,133.9	(4,081.7)	—

	7.7	18,791.6	6,206.2	11,100.6	(4,793.8)	31,312.3
Minority interests	—	—	—	61.3	—	61.3
Preferred stock	2,123.9	—	—	—	—	2,123.9
Stockholders’ equity	3,910.8	4,171.2	19,164.1	2,350.0	(25,685.3)	3,910.8

	$6,042.4	$22,962.8	$25,370.3	$13,511.9	$(30,479.1)	$37,408.3

HARRAH’S ENTERTAINMENT, INC.

(PREDECESSOR ENTITY)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2007

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non Guarantors	Consolidating/ Eliminating Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$—	$15.2	$353.1	$341.7	$—	$710.0
Receivables, net of allowance for doubtful accounts	—	55.3	300.1	121.0	—	476.4
Deferred income taxes	—	114.1	70.2	15.7	—	200.0
Income tax receivable	—	—	2.9	2.1	—	5.0
Prepayments and other	—	11.8	96.5	107.9	—	216.2
Inventories	—	1.6	46.5	22.2	—	70.3
Intercompany receivables	—	288.6	151.2	69.8	(509.6)	—

Total current assets	—	486.6	1,020.5	680.4	(509.6)	1,677.9

Land, buildings, riverboats and equipment, net of accumulated depreciation	—	352.6	9,919.4	5,304.8	(5.3)	15,571.5
Assets held for sale	—	—	4.5	—	—	4.5
Goodwill	—	—	2,575.8	977.8	—	3,553.6
Intangible assets	—	—	1,608.4	431.1	—	2,039.5
Investments in and advances to nonconsolidated affiliates	6,628.1	12,300.8	10.8	7.8	(18,928.9)	18.6
Deferred costs and other	—	169.4	261.9	60.8	—	492.1
Intercompany receivables	—	2,296.0	1,902.7	1,915.4	(6,114.1)	—

	$6,628.1	$15,605.4	$17,304.0	$9,378.1	$(25,557.9)	$23,357.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$149.1	$186.7	$106.2	$—	$442.0
Accrued expenses	1.2	408.6	567.5	373.9	—	1,351.2
Current portion of long-term debt	—	—	2.5	8.3	—	10.8
Intercompany payables	—	10.7	437.8	61.1	(509.6)	—

Total current liabilities	1.2	568.4	1,194.5	549.5	(509.6)	1,804.0
Liabilities held for sale	—	—	0.6	—	—	0.6
Long-term debt	—	12,279.4	118.0	32.2	—	12,429.6
Deferred credits and other	—	308.4	108.0	48.4	—	464.8
Deferred income taxes	—	(110.7)	1,449.0	641.3	—	1,979.6
Intercompany notes	—	98.1	2,564.7	3,451.3	(6,114.1)	—

	1.2	13,143.6	5,434.8	4,722.7	(6,623.7)	16,678.6
Minority interests	—	—	—	52.2	—	52.2
Stockholders’ equity	6,626.9	2,461.8	11,869.2	4,603.2	(18,934.2)	6,626.9

	$6,628.1	$15,605.4	$17,304.0	$9,378.1	$(25,557.9)	$23,357.7

HARRAH’S ENTERTAINMENT, INC.

(SUCCESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$23.8	$1,353.8	$679.9	$—	$2,057.5
Food and beverage	—	5.5	241.4	184.4	—	431.3
Rooms	—	5.1	183.9	146.9	—	335.9
Management fees	—	2.4	16.4	0.4	(2.1)	17.1
Other	—	10.0	124.2	77.0	(42.5)	168.7
Less: casino promotional allowances	—	(6.8)	(265.5)	(136.1)	—	(408.4)

Net revenues	—	40.0	1,654.2	952.5	(44.6)	2,602.1

Operating expenses
Direct
Casino	—	14.9	726.6	389.5	—	1,131.0
Food and beverage	—	3.0	95.5	85.2	—	183.7
Rooms	—	0.6	33.9	29.6	—	64.1
Property general, administrative and other	—	11.0	383.2	220.2	(37.1)	577.3
Depreciation and amortization	—	1.8	116.8	57.6	—	176.2
Write-downs, reserves and recoveries	—	1.1	6.5	42.5	—	50.1
Project opening costs	—	—	4.8	2.4	—	7.2
Corporate expense	7.5	23.8	4.1	8.7	(7.5)	36.6
Merger and integration costs	—	5.1	—	—	—	5.1
Losses/(income) on interests in nonconsolidated affiliates	93.5	61.6	(6.6)	(0.8)	(148.2)	(0.5)
Amortization of intangible assets	—	0.2	31.6	16.4	—	48.2

Total operating expenses	101.0	123.1	1,396.4	851.3	(192.8)	2,279.0

(Loss)/income from operations	(101.0)	(83.1)	257.8	101.2	148.2	323.1
Interest expense, net of interest capitalized	—	(389.3)	(49.3)	(111.0)	81.6	(468.0)
Losses on early extinguishments of debt	—	—	—	—	—	—
Other income, including interest income	1.1	24.2	34.0	26.1	(81.6)	3.8

(Loss)/income from continuing operations before income taxes and minority interests	(99.9)	(448.2)	242.5	16.3	148.2	(141.1)
Benefit/(provision) for income taxes	2.3	142.7	(79.6)	(21.9)	—	43.5
Minority interests	—	—	—	(0.4)	—	(0.4)

(Loss)/income from continuing operations	(97.6)	(305.5)	162.9	(6.0)	148.2	(98.0)

Discontinued operations
Income from discontinued operations	—	—	(0.2)	—	—	(0.2)
Provision for income taxes	—	—	0.6	—	—	0.6

Income from discontinued operations, net	—	—	0.4	—	—	0.4

Net (loss)/income	$(97.6)	$(305.5)	$163.3	$(6.0)	$148.2	$(97.6)

HARRAH’S ENTERTAINMENT, INC.

(PREDECESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2007

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$28.8	$1,494.8	$677.1	$—	$2,200.7
Food and beverage	—	6.3	246.0	177.4	—	429.7
Rooms	—	6.1	192.9	149.0	—	348.0
Management fees	—	2.0	21.9	(0.2)	(2.4)	21.3
Other	—	1.6	100.6	91.3	(18.7)	174.8
Less: casino promotional allowances	—	(7.2)	(319.9)	(145.7)	—	(472.8)

Net revenues	—	37.6	1,736.3	948.9	(21.1)	2,701.7

Operating expenses
Direct
Casino	—	15.3	753.4	393.9	—	1,162.6
Food and beverage	—	3.1	94.5	90.7	—	188.3
Rooms	—	0.9	35.6	32.2	—	68.7
Property general, administrative and other	—	24.9	386.5	177.9	(21.1)	568.2
Depreciation and amortization	—	3.7	136.6	64.0	—	204.3
Write-downs, reserves and recoveries	—	6.1	(29.3)	2.4	—	(20.8)
Project opening costs	—	—	1.0	7.3	—	8.3
Corporate expense	—	22.2	4.4	—	—	26.6
Merger and integration costs	—	3.6	(0.1)	—	—	3.5
Losses/(income) on interests in nonconsolidated affiliates	(238.2)	(286.0)	(14.4)	(3.8)	538.6	(3.8)
Amortization of intangible assets	—	—	17.5	0.4	—	17.9

Total operating expenses	(238.2)	(206.2)	1,385.7	765.0	517.5	2,223.8

(Loss)/income from operations	238.2	243.8	350.6	183.9	(538.6)	477.9
Interest expense, net of interest capitalized	—	(181.5)	(55.8)	(59.2)	119.9	(176.6)
Other income, including interest income	(0.1)	30.4	65.2	40.0	(119.9)	15.6

(Loss)/income from continuing operations before income taxes and minority interests	238.1	92.7	360.0	164.7	(538.6)	316.9
Benefit/(provision) for income taxes	(0.6)	64.9	(121.2)	(59.4)	—	(116.3)
Minority interests	—	—	—	(5.1)	—	(5.1)

(Loss)/income from continuing operations	237.5	157.6	238.8	100.2	(538.6)	195.5

Discontinued operations
Income from discontinued operations	—	—	66.5	—	—	66.5
Provision for income taxes	—	—	(24.5)	—	—	(24.5)

Income from discontinued operations, net	—	—	42.0	—	—	42.0

Net (loss)/income	$237.5	$157.6	$280.8	$100.2	$(538.6)	$237.5

HARRAH’S ENTERTAINMENT, INC.

(PREDECESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD

JANUARY 1, 2008 THROUGH JANUARY 27, 2008

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$5.7	$400.5	$208.4	$—	$614.6
Food and beverage	—	1.5	65.7	51.2	—	118.4
Rooms	—	1.3	52.7	42.4	—	96.4
Management fees	—	0.7	6.0	0.1	(1.8)	5.0
Other	—	0.7	26.3	22.0	(6.3)	42.7
Less: casino promotional allowances	—	(1.5)	(76.9)	(38.6)	—	(117.0)

Net revenues	—	8.4	474.3	285.5	(8.1)	760.1

Operating expenses
Direct
Casino	—	4.1	217.8	118.7	—	340.6
Food and beverage	—	1.0	26.0	23.5	—	50.5
Rooms	—	0.2	10.0	9.4	—	19.6
Property general, administrative and other	—	5.6	112.7	68.0	(8.1)	178.2
Depreciation and amortization	—	1.1	41.9	20.5	—	63.5
Write-downs, reserves and recoveries	—	0.6	(0.4)	4.5	—	4.7
Project opening costs	—	—	(0.2)	0.9	—	0.7
Corporate expense	—	7.9	0.6	—	—	8.5
Merger and integration costs	—	125.6	—	—	—	125.6
Losses/(income) on interests in nonconsolidated affiliates	102.3	(1.3)	1.6	(0.2)	(102.9)	(0.5)
Amortization of intangible assets	—	—	5.2	0.3	—	5.5

Total operating expenses	102.3	144.8	415.2	245.6	(111.0)	796.9

(Loss)/income from operations	(102.3)	(136.4)	59.1	39.9	102.9	(36.8)
Interest expense, net of interest capitalized	—	(89.3)	(7.1)	(27.3)	34.0	(89.7)
Other income, including interest income	—	12.6	9.8	12.7	(34.0)	1.1

(Loss)/income from continuing operations before income taxes and minority interests	(102.3)	(213.1)	61.8	25.3	102.9	(125.4)
Benefit/(provision) for income taxes	1.4	56.3	(18.9)	(12.8)	—	26.0
Minority interests	—	—	—	(1.6)	—	(1.6)

(Loss)/income from continuing operations	(100.9)	(156.8)	42.9	10.9	102.9	(101.0)

Discontinued operations
Income from discontinued operations	—	—	0.1	—	—	0.1
Provision for income taxes	—	—	—	—	—	—

Income from discontinued operations, net	—	—	0.1	—	—	0.1

Net (loss)/income	$(100.9)	$(156.8)	$43.0	$10.9	$102.9	$(100.9)

HARRAH’S ENTERTAINMENT, INC.

(SUCCESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD

JANUARY 28, 2008 THROUGH JUNE 30, 2008

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$41.1	$2,330.1	$1,151.9	$—	$3,523.1
Food and beverage	—	9.3	409.7	313.6	—	732.6
Rooms	—	8.3	314.7	254.5	—	577.5
Management fees	—	4.0	29.6	0.6	(5.0)	29.2
Other	—	20.0	211.0	129.2	(79.7)	280.5
Less: casino promotional allowances	—	(11.2)	(453.5)	(235.6)	—	(700.3)

Net revenues	—	71.5	2,841.6	1,614.2	(84.7)	4,442.6

Operating expenses
Direct
Casino	—	24.9	1,237.6	645.2	—	1,907.7
Food and beverage	—	5.2	160.5	142.3	—	308.0
Rooms	—	1.0	58.9	54.6	—	114.5
Property general, administrative and other	—	20.8	668.9	366.5	(69.0)	987.2
Depreciation and amortization	—	3.3	199.2	98.0	(0.1)	300.4
Write-downs, reserves and recoveries	—	3.2	(163.8)	51.9	—	(108.7)
Project opening costs	—	—	5.1	4.9	—	10.0
Corporate expense	12.8	39.0	10.0	15.2	(15.7)	61.3
Merger and integration costs	—	22.1	—	—	—	22.1
Losses/(income) on interests in nonconsolidated affiliates	176.1	(198.6)	(12.8)	(1.3)	35.3	(1.3)
Amortization of intangible assets	—	0.3	51.7	28.5	—	80.5

Total operating expenses	188.9	(78.8)	2,215.3	1,405.8	(49.5)	3,681.7

(Loss)/income from operations	(188.9)	150.3	626.3	208.4	(35.2)	760.9
Interest expense, net of interest capitalized	—	(748.4)	(105.3)	(229.0)	146.8	(935.9)
Losses on early extinguishments of debt	—	(211.3)	—	—	—	(211.3)
Other income, including interest income	2.0	49.6	62.9	43.8	(146.8)	11.5

(Loss)/income from continuing operations before income taxes and minority interests	(186.9)	(759.8)	583.9	23.2	(35.2)	(374.8)
Benefit/(provision) for income taxes	2.4	325.7	(202.6)	(23.8)	—	101.7
Minority interests	—	—	—	1.0	—	1.0

(Loss)/income from continuing operations	(184.5)	(434.1)	381.3	0.4	(35.2)	(272.1)

Discontinued operations
Income from discontinued operations	—	—	140.8	—	—	140.8
Provision for income taxes	—	—	(53.2)	—	—	(53.2)

Income from discontinued operations, net	—	—	87.6	—	—	87.6

Net (loss)/income	$(184.5)	$(434.1)	$468.9	$0.4	$(35.2)	$(184.5)

HARRAH’S ENTERTAINMENT, INC.

(PREDECESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$53.3	$2,958.2	$1,341.5	$—	$4,353.0
Food and beverage	—	11.9	487.6	354.5	—	854.0
Rooms	—	11.1	382.4	300.9	—	694.4
Management fees	—	3.8	46.2	0.2	(6.5)	43.7
Other	—	2.8	195.9	178.9	(37.3)	340.3
Less: casino promotional allowances	—	(13.0)	(624.8)	(290.2)	—	(928.0)

Net revenues	—	69.9	3,445.5	1,885.8	(43.8)	5,357.4

Operating Expenses
Direct
Casino	—	29.8	1,502.0	717.1	—	2,248.9
Food and beverage	—	6.2	184.5	168.7	—	359.4
Rooms	—	1.9	69.4	62.8	—	134.1
Property general, administrative and other	—	54.6	783.7	408.1	(43.8)	1,202.6
Depreciation and amortization	—	7.3	264.4	122.9	—	394.6
Write-downs, reserves and recoveries	—	14.2	(42.8)	0.3	—	(28.3)
Project opening costs	—	—	2.2	15.0	—	17.2
Corporate expense	0.1	52.1	7.9	—	—	60.1
Merger and integration costs	—	7.6	—	—	—	7.6
(Losses)/income on interests in nonconsolidated affiliates	(424.2)	(538.3)	(28.7)	(2.8)	990.4	(3.6)
Amortization of intangible assets	—	—	34.9	0.8	—	35.7

Total operating expenses	(424.1)	(364.6)	2,777.5	1,492.9	946.6	4,428.3

(Loss)/income from operations	424.1	434.5	668.0	392.9	(990.4)	929.1
Interest expense, net of interest capitalized	—	(374.1)	(110.4)	(125.3)	247.4	(362.4)
Other income, including interest income	(0.1)	54.0	137.3	80.0	(247.4)	23.8

(Loss)/income from continuing operations before income taxes and minority interests	424.0	114.4	694.9	347.6	(990.4)	590.5
Benefit/(provision) for income taxes	(1.2)	141.3	(232.5)	(124.2)	—	(216.6)
Minority interests	—	—	—	(11.2)	—	(11.2)

(Loss)income from continuing operations	422.8	255.7	462.4	212.2	(990.4)	362.7

Discontinued operations
Income from discontinued operations	—	—	94.3	—	—	94.3
Provision for income taxes	—	—	(34.2)	—	—	(34.2)

Income from discontinued operations, net	—	—	60.1	—	—	60.1

Net (loss)/income	$422.8	$255.7	$522.5	$212.2	$(990.4)	$422.8

HARRAH’S ENTERTAINMENT, INC.

(SUCCESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD

JANUARY 28, 2008 THROUGH JUNE 30, 2008

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Cash flows (used in)/provided by operating activities	$(1.9)	$386.6	$(86.7)	$430.2	$—	$728.2

Cash flows from investing activities
Land, buildings, riverboats and equipment additions	—	(66.1)	(478.0)	(126.2)	—	(670.3)
Increase in construction payables	—	—	42.3	6.8	—	49.1
Insurance proceeds for hurricane losses from asset recovery	—	—	181.4	—	—	181.4
Payment for Merger	(17,490.2)	—	—	—	—	(17,490.2)
Investments in and advances to nonconsolidated affiliates	—	—	—	(5.9)	—	(5.9)
Proceeds from other asset sales	—	—	3.5	0.1	—	3.6
Other	—	(12.5)	(8.5)	(3.0)	—	(24.0)

Cash flows used in investing activities	(17,490.2)	(78.6)	(259.3)	(128.2)	—	(17,956.3)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issue costs	—	13,512.5	—	6,332.0	—	19,844.5
Repayments under lending agreements	—	(5,813.9)	—	(1.6)	—	(5,815.5)
Early extinguishments of debt	—	(1,873.6)	—	—	—	(1,873.6)
Premiums paid on early extinguishments of debt	—	(238.0)	—	—	—	(238.0)
Scheduled debt retirement	—	—	—	(6.5)	—	(6.5)
Equity contribution from buyout	6,007.0	—	—	—	—	6,007.0
Minority interests’ distributions, net	—	—	—	(1.2)	—	(1.2)
Excess tax benefit from stock equity plans	(50.5)	—	—	—	—	(50.5)
Other	—	—	0.1	0.1	—	0.2
Transfers from/(to) affiliates	11,766.1	(5,460.1)	334.9	(6,640.9)	—	—

Cash flows provided by/(used in) financing activities	17,722.6	126.9	335.0	(318.1)	—	17,866.4

Cash flows from discontinued operations
Cash flows from operating activities	—	—	(0.6)	—	—	(0.6)
Cash flows from investing activities	—	—	—	—	—	—

Cash flows used in discontinued operations	—	—	(0.6)	—	—	(0.6)

Net increase/(decrease) in cash and cash equivalents	230.5	434.9	(11.6)	(16.1)	—	637.7
Cash and cash equivalents, beginning of period	2.3	10.5	263.0	335.1	—	610.9

Cash and cash equivalents, end of period	$232.8	$445.4	$251.4	$319.0	$—	$1,248.6

HARRAH’S ENTERTAINMENT, INC.

(PREDECESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD

JANUARY 1, 2008 THROUGH JANUARY 27, 2008

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Cash flows (used in)/provided by operating activities	$43.9	$(106.4)	$(25.3)	$95.0	$—	$7.2

Cash flows from investing activities
Land, buildings, riverboats and equipment additions	—	(1.0)	(69.1)	(47.3)	—	(117.4)
Payments for businesses acquired, net of cash acquired	—	—	—	0.1	—	0.1
Proceeds from other asset sales	—	—	0.1	3.0	—	3.1
Increase/(decrease) in construction payables	—	(0.4)	2.8	(10.6)	—	(8.2)
Other	—	—	(1.2)	(0.5)	—	(1.7)

Cash flows provided by/(used in) investing activities	—	(1.4)	(67.4)	(55.3)	—	(124.1)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issue costs	—	11,316.3	—	—	—	11,316.3
Repayments under lending agreements	—	(11,288.6)	—	(0.2)	—	(11,288.8)
Early extinguishments of debt	—	—	(87.7)	—	—	(87.7)
Minority interests’ distributions, net of contributions	—	—	—	(1.6)	—	(1.6)
Proceeds from exercises of stock options	2.4	—	—	—	—	2.4
Excess tax benefit from stock equity plans	77.5	—	—	—	—	77.5
Other	—	—	(0.7)	(0.1)	—	(0.8)
Transfers (to)/from affiliates	(121.5)	75.4	90.5	(44.4)	—	—

Cash flows provided by/(used in) financing activities	(41.6)	103.1	2.1	(46.3)	—	17.3

Cash flows from discontinued operations
Cash flows from operating activities	—	—	0.5	—	—	0.5
Cash flows from investing activities	—	—	—	—	—	—

Cash flows provided by discontinued operations	—	—	0.5	—	—	0.5

Net increase/(decrease) in cash and cash equivalents	2.3	(4.7)	(90.1)	(6.6)	—	(99.1)
Cash and cash equivalents, beginning of period	—	15.2	353.1	341.7	—	710.0

Cash and cash equivalents, end of period	$2.3	$10.5	$263.0	$335.1	$—	$610.9

HARRAH’S ENTERTAINMENT, INC.

(PREDECESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Cash flows (used in)/provided by operating activities	$(45.6)	$(186.2)	$920.0	$(38.3)	$—	$649.9

Cash flows from investing activities
Land, buildings, riverboats and equipment additions	—	(42.1)	(410.8)	(312.9)	—	(765.8)
Insurance proceeds for hurricane losses from asset recovery	—	—	42.0	—	—	42.0
Payments for businesses acquired, net of cash acquired	—	(115.2)	—	(4.0)	—	(119.2)
Investments in and advances to nonconsolidated affiliates	—	—	(1.8)	7.7	—	5.9
Proceeds from other asset sales	—	89.3	3.1	2.2	—	94.6
(Decrease)/increase in construction payables	—	(1.9)	(33.5)	14.4	—	(21.0)
Other	—	—	(11.4)	(57.1)	—	(68.5)

Cash flows used in investing activities	—	(69.9)	(412.4)	(349.7)	—	(832.0)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issue costs	—	14,332.7	—	40.3	—	14,373.0
Repayments under lending agreements	—	(13,245.2)	—	(1.0)	—	(13,246.2)
Scheduled debt retirements	—	(996.7)	—	(5.0)	—	(1,001.7)
Dividends paid	(149.2)	—	—	—	—	(149.2)
Proceeds from exercises of stock options	43.5	—	—	—	—	43.5
Excess tax benefit from stock equity plans	26.3	—	—	—	—	26.3
Minority interests’ distributions, net of contributions	—	—	—	(7.2)	—	(7.2)
Other	—	—	(3.7)	—	—	(3.7)
Transfers from/(to) affiliates	125.0	159.8	(677.7)	392.9	—	—

Cash flows provided by/(used in) financing activities	45.6	250.6	(681.4)	420.0	—	34.8

Cash flows from discontinued operations
Cash flows from operating activities	—	—	68.9	—	—	68.9
Cash flows from investing activities	—	—	(0.2)	—	—	(0.2)

Cash flows provided by discontinued operations	—	—	68.7	—	—	68.7

Net (decrease)/increase in cash and cash equivalents	—	(5.5)	(105.1)	32.0	—	(78.6)
Cash and cash equivalents, beginning of period	—	12.6	471.4	315.6	—	799.6

Cash and cash equivalents, end of period	$—	$7.1	$366.3	$347.6	$—	$721.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial position and operating results of Harrah’s Entertainment, Inc. (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as “Harrah’s Entertainment,” the “Company,” “we,” “our” and “us”) for the second quarter and first six months of 2008 and 2007, updates, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our 2007 Annual Report on Form 10-K.

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

OPERATING RESULTS AND DEVELOPMENT PLANS

In accordance with Generally Accepted Accounting Principles, we have separated our historical financial results for the Successor period and the Predecessor period; however, we have also combined the Successor and Predecessor periods results for the six months ended June 30, 2008, in the presentations below because we believe that it enables a meaningful presentation and comparison of results.

Overall

Quarter Results

(In millions)	Successor Second Quarter Ended June 30, 2008	Predecessor Second Quarter Ended June 30, 2007	Percentage Increase/ (Decrease)
Casino revenues	$2,057.5	$2,200.7	(6.5)%
Net revenues	2,602.1	2,701.7	(3.7)%
Income from operations	323.1	477.9	(32.4)%
(Loss)/income from continuing operations	(98.0)	195.5	N/M
Net (loss)/income	(97.6)	237.5	N/M
Operating margin	12.4%	17.7%	(5.3	)pts

Year-to-Date Results

(In millions)	Successor Period Jan. 28, 2008 through June 30, 2008	Predecessor Period Jan. 1, 2008 through Jan. 27, 2008	Combined Six Months Ended June 30, 2008	Predecessor Six Months Ended June 30, 2007	Percentage Increase/ (Decrease)
Casino revenues	$3,523.1	$614.6	$4,137.7	$4,353.0	(4.9)%
Net revenues	4,442.6	760.1	5,202.7	5,357.4	(2.9)%
Income/(loss) from operations	760.9	(36.8)	724.1	929.1	(22.1)%
(Loss)/income from continuing operations	(272.1)	(101.0)	(373.1)	362.7	N/M
Net (loss)/income	(184.5)	(100.9)	(285.4)	422.8	N/M
Operating margin	17.1%	(4.8)%	13.9%	17.3%	(3.4	)pts

Revenues for the second quarter of 2008 were 3.7% lower than second quarter 2007 due primarily to turbulent economic conditions in the United States that have impacted customer visitation to our casinos. Second quarter income from continuing operations was further impacted by higher interest expense due to higher debt levels.

For the six months ended June 30, 2008, revenues were 2.9% lower than in the prior year period, driven by declines in the Las Vegas market due to lower customer spend per trip and fewer hotel rooms available at three of our properties in Las

Vegas, the impact of a smoking ban in Illinois, and heavy rains and flooding affecting visitor volumes at our properties in the midwest. Income from continuing operations was also impacted by expense incurred in connection with the Merger, primarily related to the accelerated vesting of employee stock options, stock appreciation rights (“SARs”) and restricted stock, higher interest expense and losses on the early extinguishments of debt, partially offset by proceeds from the settlement of insurance claims related to hurricane damage in 2005.

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

Las Vegas	Atlantic City	Louisiana/Mississippi	Iowa/Missouri
Caesars Palace	Harrah’s Atlantic City	Harrah’s New Orleans	Harrah’s St. Louis
Bally’s Las Vegas	Showboat Atlantic City	Harrah’s Louisiana Downs	Harrah’s North Kansas City
Flamingo Las Vegas	Bally’s Atlantic City	Horseshoe Bossier City	Harrah’s Council Bluffs
Harrah’s Las Vegas	Caesars Atlantic City	Grand Biloxi	Horseshoe Council Bluffs/
Paris Las Vegas	Harrah’s Chester(1)	Harrah’s Tunica(2)	Bluffs Run
Rio		Horseshoe Tunica
Imperial Palace		Sheraton Tunica
Bill’s Gamblin’ Hall

Illinois/Indiana	Other Nevada	Managed/International/Other
Horseshoe Southern Indiana(3)	Harrah’s Reno	Harrah’s Ak-Chin(4)
Harrah’s Joliet(1)	Harrah’s Lake Tahoe	Harrah’s Cherokee(4)
Harrah’s Metropolis	Harveys Lake Tahoe	Harrah’s Prairie Band (through 6/30/07)(4)
Horseshoe Hammond	Bill’s Lake Tahoe	Harrah’s Rincon(4)
	Harrah’s Laughlin	Conrad Punta del Este(1)
Caesars Windsor(5)
London Clubs International(6)

(1)	Not wholly-owned by Harrah’s Entertainment.
(2)	Re-branded from Grand Casino Tunica in May 2008.
(3)	Re-branded from Caesars Indiana in July 2008.
(4)	Managed, not owned.
(5)	We have a 50 percent interest in Windsor Casino Limited, which manages this property. The province of Ontario owns the complex. The property was re-branded from Casino Windsor in June 2008.
(6)	Operates 10 casino clubs in the United Kingdom, 2 in Egypt and 1 in South Africa.

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

Las Vegas Results

Quarter Results

(In millions)	Successor Second Quarter Ended June 30, 2008	Predecessor Second Quarter Ended June 30, 2007	Percentage Increase/ (Decrease)
Casino revenues	$448.8	$489.6	(8.3)%
Net revenues	873.1	922.5	(5.4)%
Income from operations	199.0	238.8	(16.7)%
Operating margin	22.8%	25.9%	(3.1	)pts

Year-to-Date Results

(In millions)	Successor Period Jan. 28, 2008 through June 30, 2008	Predecessor Period Jan. 1, 2008 through Jan. 27, 2008	Combined Six Months Ended June 30, 2008	Predecessor Six Months Ended June 30, 2007	Percentage Increase/ (Decrease)
Casino revenues	$756.9	$138.7	$895.6	$955.8	(6.3)%
Net revenues	1,482.5	253.6	1,736.1	1,821.1	(4.7)%
Income/(loss) from operations	341.9	51.9	393.8	474.5	(17.0)%
Operating margin	23.1%	20.5%	22.7%	26.1%	(3.4	)pts

The declines in revenues and income from operations in the second quarter 2008 reflect lower visitation and spend per trip as our customers reacted to high travel costs and other economic concerns.

For the first six months of 2008, lower revenues and income from operations were driven by lower spend per trip in the market and declines in the number of hotel rooms available at Caesars Palace due to re-modeling and at Harrah’s Las Vegas and Rio due to room remediation projects.

In July 2007, we announced plans for an expansion and renovation of Caesars Palace Las Vegas, which is expected to cost approximately $1.3 billion and will include a 650-room hotel tower, including 75 luxury suites, additional meeting space, a remodeled and expanded pool area and other renovations and improvements. As of June 30, 2008, $346.6 million had been spent on this project. This expansion is scheduled for completion in phases in 2009 and 2010. In August 2007, Harrah’s Entertainment and AEG, a leading sports and entertainment developer and operator, announced plans to enter into a 50/50 joint venture to develop a 20,000-seat arena, which is expected to commence operations in 2011. This development is subject to completion of definitive documents and other customary conditions.

Atlantic City Results

Quarter Results

(In millions)	Successor Second Quarter Ended June 30, 2008	Predecessor Second Quarter Ended June 30, 2007	Percentage Increase/ (Decrease)
Casino revenues	$586.2	$619.7	(5.4)%
Net revenues	599.8	592.6	1.2%
Income from operations	71.3	77.2	(7.6)%
Operating margin	11.9%	13.0%	(1.1	)pts

Year-to-Date Results

(In millions)	Successor Period Jan. 28, 2008 through June 30, 2008	Predecessor Period Jan. 1, 2008 through Jan. 27, 2008	Combined Six Months Ended June 30, 2008	Predecessor Six Months Ended June 30, 2007	Percentage Increase/ (Decrease)
Casino revenues	$999.5	$163.4	$1,162.9	$1,192.7	(2.5)%
Net revenues	1,008.0	160.8	1,168.8	1,138.7	2.6%
Income/(loss) from operations	130.5	18.7	149.2	149.3	(0.1)%
Operating margin	12.9%	11.6%	12.8%	13.1%	(0.3	)pt

Combined second quarter 2008 revenues for the Atlantic City region were higher than in the second quarter of 2007, as favorable results from Harrah’s Atlantic City and Harrah’s Chester offset declines at other properties in the region. However, income from operations was lower than in last year’s second quarter due to reduced visitor volume and higher advertising costs.

For the six months ended June 30, 2008, Atlantic City regional revenues increased due to the inclusion of Harrah’s Chester, which opened for simulcasting and live harness racing on September 10, 2006 and for slots play on January 22, 2007 and strong results from the partial opening of the new hotel tower at Harrah’s Atlantic City, but income from operations was flat compared to the prior year six-month period. The Atlantic City market continues to be affected by the opening of three slot competitor parlors in eastern Pennsylvania and one in Yonkers, New York, and smoking restrictions in Atlantic City.

Construction has been completed on an upgrade and expansion of Harrah’s Atlantic City, which will include a new hotel tower with approximately 960 rooms, a casino expansion and a retail and entertainment complex. A new 620-seat buffet and substantially all of a retail promenade opened on February 16, 2007. Portions of the new hotel tower opened in the first and second quarters of 2008, and the remaining phase opened in July 2008. This project is expected to cost approximately $565 million, $469.2 million of which had been spent as of June 30, 2008.

Louisiana/Mississippi Results

Quarter Results

(In millions)	Successor Second Quarter Ended June 30, 2008	Predecessor Second Quarter Ended June 30, 2007	Percentage Increase/ (Decrease)
Casino revenues	$343.4	$369.7	(7.1)%
Net revenues	368.2	389.0	(5.3)%
Income from operations	46.1	93.6	(50.7)%
Operating margin	12.5%	24.1%	(11.6	)pts

Year-to-Date Results

(In millions)	Successor Period Jan. 28, 2008 through June 30, 2008	Predecessor Period Jan. 1, 2008 through Jan. 27, 2008	Combined Six Months Ended June 30, 2008	Predecessor Six Months Ended June 30, 2007	Percentage Increase/ (Decrease)
Casino revenues	$602.0	$99.0	$701.0	$744.2	(5.8)%
Net revenues	642.6	106.1	748.7	779.5	(4.0)%
Income/(loss) from operations	278.8	10.1	288.9	169.2	70.7%
Operating margin	43.4%	9.5%	38.6%	21.7%	16.9	pts

N/M=Not Meaningful

Combined second quarter 2008 revenues from our properties in Louisiana and Mississippi were lower than in second quarter 2007, driven by lower visitor volume at our Tunica properties, due in part to disruptions related to the renovation and re-branding of Grand Casino Tunica. Income from operations declined from the prior year period as insurance proceeds of $37.0 million were received in second quarter 2007.

Combined revenues for the six months ended June 30, 2008, were 4.0% lower than in the six month period last year due to declines in visitation to the Tunica market and disruptions during the renovation at the former Grand Tunica. For the six months ended June 30, 2008 and 2007, income from operations includes insurance proceeds of $185.4 million and $55.7 million, respectively, that are in excess of the net book value of the impacted assets and costs and expenses that were reimbursed under our business interruption claims. All proceeds from claims related to the 2005 hurricanes have now been received. Insurance proceeds are included in Write-downs, reserves and recoveries in our Consolidated Condensed Statements of Operations.

In May 2008, Grand Casino Resort in Tunica, Mississippi, was re-branded to Harrah’s Tunica. In connection with the re-branding, renovations to the property costing approximately $45 million were completed. In conjunction with the renovation and re-branding project, a strategic alliance with Food Network star, Paula Deen, was formed, and a new Paula Deen Buffet also opened in May 2008.

We have decided to slow down construction of Margaritaville Casino & Resort in Biloxi, Mississippi, as we refine the design of that project and explore all of our alternatives related to the project and its financing. We are adjusting our plan for development to better align with the economic environment, market conditions on the Gulf Coast and the current financing environment. We license the Margaritaville name from an entity affiliated with the singer/songwriter Jimmy Buffett. As of June 30, 2008, $125.5 million had been spent on this project.

Iowa/Missouri Results

Quarter Results

(In millions)	Successor Second Quarter Ended June 30, 2008	Predecessor Second Quarter Ended June 30, 2007	Percentage Increase/ (Decrease)
Casino revenues	$184.8	$192.9	(4.2)%
Net revenues	196.3	205.3	(4.4)%
Income from operations	40.3	37.2	8.3%
Operating margin	20.5%	18.1%	2.4	pts

Year-to-Date Results

(In millions)	Successor Period Jan. 28, 2008 through June 30, 2008	Predecessor Period Jan. 1, 2008 through Jan. 27, 2008	Combined Six Months Ended June 30, 2008	Predecessor Six Months Ended June 30, 2007	Percentage Increase/ (Decrease)
Casino revenues	$319.0	$52.5	$371.5	$384.0	(3.3)%
Net revenues	339.3	55.8	395.1	407.0	(2.9)%
Income/(loss) from operations	71.0	7.7	78.7	70.3	11.9%
Operating margin	20.9%	13.8%	19.9%	17.3%	2.6	pts

Combined second quarter 2008 total revenues at our Iowa and Missouri properties were lower than in last year’s second quarter, driven primarily by Harrah’s St. Louis, where the opening of a new facility by a competitor impacted results. Income from operations was higher than in the prior year second quarter due to cost savings and efficiencies, particularly at our Iowa facilities.

For the six months ended June 30, 2008, combined revenues at our Iowa and Missouri properties were 2.9% lower than in the same period last year. Strong results in Iowa and North Kansas City helped offset the impact of the revenue decline in St. Louis due to increased competition.

Illinois/Indiana Results

Quarter Results

(In millions)	Successor Second Quarter Ended June 30, 2008	Predecessor Second Quarter Ended June 30, 2007	Percentage Increase/ (Decrease)
Casino revenues	$299.5	$334.7	(10.5)%
Net revenues	294.5	321.8	(8.5)%
Income from operations	42.7	50.1	(14.8)%
Operating margin	14.5%	15.6%	(1.1	)pts

Year-to-Date Results

(In millions)	Successor Period Jan. 28, 2008 through June 30, 2008	Predecessor Period Jan. 1, 2008 through Jan. 27, 2008	Combined Six Months Ended June 30, 2008	Predecessor Six Months Ended June 30, 2007	Percentage Increase/ (Decrease)
Casino revenues	$510.2	$86.9	$597.1	$671.5	(11.1)%
Net revenues	502.6	85.5	588.1	646.2	(9.0)%
Income/(loss) from operations	69.8	8.7	78.5	101.2	(22.4)%
Operating margin	13.9%	10.2%	13.3%	15.7%	(2.4	)pts

Second quarter 2008 combined revenues and income from operations were lower than in second quarter 2007 due to reduced customer volumes and spend per trip resulting primarily from the imposition of a smoking ban in Illinois.

Combined revenues and income from operations for the six months ended June 30, 2008, were lower than in the same period last year due to heavy rains and flooding and the smoking ban in Illinois. Caesars Indiana was closed for four days in March 2008 due to flooding in the area.

In June 2008, the Illinois Supreme Court overturned an earlier ruling by a State court that had declared a 3% tax that was assessed on Harrah’s Joliet and three unrelated riverboats unconstitutional. Due to the uncertainty of the situation, we had continued to accrue and pay this tax while the matter was decided in the courts; therefore, this decision had no impact on the results of the operations of Harrah’s Joliet.

In July 2008, Caesars Indiana was re-branded to Horseshoe Southern Indiana. The re-branding and renovation project cost approximately $53.0 million.

In August 2008, construction was completed on the renovation and expansion of Horseshoe Hammond, which will include a two-level entertainment vessel including a 108,000-square-foot casino. The project cost approximately $485 million, $396.5 million of which had been spent as of June 30, 2008.

Other Nevada Results

Quarter Results

(In millions)	Successor Second Quarter Ended June 30, 2008	Predecessor Second Quarter Ended June 30, 2007	Percentage Increase/ (Decrease)
Casino revenues	$113.0	$124.5	(9.2)%
Net revenues	140.8	154.2	(8.7)%
Income from operations	11.8	22.3	(47.1)%
Operating margin	8.4%	14.5%	(6.1	)pts

Year-to-Date Results

(In millions)	Successor Period Jan. 28, 2008 through June 30, 2008	Predecessor Period Jan. 1, 2008 through Jan. 27, 2008	Combined Six Months Ended June 30, 2008	Predecessor Six Months Ended June 30, 2007	Percentage Increase/ (Decrease)
Casino revenues	$198.5	$30.2	$228.7	$246.1	(7.1)%
Net revenues	248.6	38.9	287.5	307.9	(6.6)%
Income/(loss) from operations	25.9	0.5	26.4	42.7	(38.2)%
Operating margin	10.4%	1.3%	9.2%	13.9%	(4.7	)pts

Second quarter 2008 revenues and income from operations from our Nevada properties outside of Las Vegas were lower than in second quarter 2007 due to lower customer spend per trip, the opening of an expansion at a competing property in Reno and higher costs aimed at attracting and retaining customers.

The same factors that drove declines in second quarter 2008 also drove lower revenues and income from operations for the six months ended June 30, 2008.

Managed/International/Other

Quarter Results

(In millions)	Successor Second Quarter Ended June 30, 2008	Predecessor Second Quarter Ended June 30, 2007	Percentage Increase/ (Decrease)
Revenues
Managed	$11.8	$21.5	(45.1)%
International	100.0	77.0	29.9%
Other	17.6	17.8	(1.1)%

Total revenues	$129.4	$116.3	11.3%

Income/(loss) from operations
Managed	$2.6	$18.2	(85.7)%
International	(44.5)	(4.0)	N/M
Other	(4.5)	(25.4)	82.3%

Total loss from operations	$(46.4)	$(11.2)	N/M

Year-to-Date Results

(In millions)	Successor Period Jan. 28, 2008 through June 30, 2008	Predecessor Period Jan. 1, 2008 through Jan. 27, 2008	Combined Six Months Ended June 30, 2008	Predecessor Six Months Ended June 30, 2007	Percentage Increase/ (Decrease)
Revenues
Managed	$18.8	$5.0	$23.8	$44.0	(45.9)%
International	169.7	51.2	220.9	177.9	24.2%
Other	30.5	3.2	33.7	35.1	(4.0)%

Total revenues	$219.0	$59.4	$278.4	$257.0	8.3%

Income/(loss) from operations
Managed	$3.3	$4.0	$7.3	$35.8	(79.6)%
International	(53.7)	2.2	(51.5)	10.2	N/M
Other	(23.2)	(6.5)	(29.7)	(56.4)	47.3%

Total loss from operations	$(73.6)	$(0.3)	$(73.9)	$(10.4)	N/M

N/M=Not Meaningful

Managed, international and other results include income from our managed properties, results of our international properties and certain marketing and administrative expenses, including development costs, and income from our non-consolidated subsidiaries. Favorable International revenues for second quarter and the six months ended June 30, 2008, are due to inclusion of three new properties of London Clubs International Limited (“London Clubs”) that opened during 2007, partially offset by the impact of a new smoking ban enacted in mid-2007. Income from operations for London Clubs was further impacted by a lower table game hold percentage, higher gaming taxes imposed during 2007 and reserves for receivables due from a joint venture member that may not be collectible. As of June 30, 2008, London Clubs owns or manages ten casinos in the United Kingdom, two in Egypt and one South Africa. London Clubs also has one casino under development in the United Kingdom.

Our second quarter and six-month 2008 results from managed properties were lower than in the 2007 periods due to the termination of our contract with the Prairie Band Potawatomi Nation on June 30, 2007, and lower operating results at our other managed casinos.

Other Factors Affecting Net Income

Quarter Results

(In millions)	Successor Second Quarter Ended June 30, 2008	Predecessor Second Quarter Ended June 30, 2007	Percentage Increase/ (Decrease)
(Income)/expense
Corporate expense	$36.6	$26.6	37.6%
Merger and integration costs	5.1	3.5	45.7%
Amortization of intangible assets	48.2	17.9	N/M
Interest expense, net	468.0	176.6	N/M
Other income	(3.8)	(15.6)	(75.6)%
Effective tax rate (benefit)/provision	(30.8)%	36.7%	N/M
Minority interests	$0.4	$5.1	(92.2)%
Discontinued operations, net of income taxes	(0.4)	(42.0)	(99.0)%

Year-to-Date Results

(In millions)	Successor Period Jan. 28, 2008 through June 30, 2008	Predecessor Period Jan. 1, 2008 through Jan. 27, 2008	Combined Six Months Ended June 30, 2008	Predecessor Six Months Ended June 30, 2007	Percentage Increase/ (Decrease)
(Income)/expense
Corporate expense	$61.3	$8.5	$69.8	$60.1	16.1%
Merger and integration costs	22.1	125.6	147.7	7.6	N/M
Amortization of intangible assets	80.5	5.5	86.0	35.7	N/M
Interest expense, net	935.9	89.7	1,025.6	362.4	N/M
Losses on early extinguishments of debt	211.3	—	211.3	—	N/M
Other income	(11.5)	(1.1)	(12.6)	(23.8)	(47.1)%
Effective tax rate (benefit)/provision	(27.1)%	(20.7)%	(25.5)%	36.7%	N/M
Minority interests	$(1.0)	$1.6	$0.6	$11.2	(94.6)%
Discontinued operations, net of income taxes	(87.6)	(0.1)	(87.7)	(60.1)	45.9%

N/M= Not Meaningful

Corporate expense was higher in the second quarter and first six months of 2008 due to a monitoring fee paid to affiliates of Apollo/TPG in periods subsequent to the Merger, partially offset by the continued realization of cost savings and efficiencies identified in an on-going project that began in September 2006.

2008 merger and integration costs include costs incurred in connection with the Merger, including the expense related to the accelerated vesting of employee stock options, SARs and restricted stock.

Amortization of intangible assets was higher in the second quarter and first six months of 2008 due to higher estimated amortization of intangible assets identified in the preliminary purchase price allocation in connection with the Merger.

Interest expense increased in the second quarter and first six months of 2008 from the same periods in 2007 primarily due to increased borrowings in connection with the Merger. Also included in interest expense in the quarter and six months ended June 30, 2008, are a credit of $61.0 million and a charge of $80.8 million, respectively, representing the changes in the fair values of our derivative instruments. In the quarter and six months ended June 30, 2007, the change in the fair value of the swaps was $14.3 million. A change in interest rates on variable-rate debt will impact our financial results. For example, assuming a constant outstanding balance for our variable-rate debt, excluding $6.5 billion of variable-rate debt for which we have entered into interest rate swap agreements, for the next twelve months, a hypothetical 1% change in corresponding interest rates would change interest expense for the next twelve months by approximately $72.6 million, or $24.4 million per quarter. At June 30, 2008, our variable-rate debt, excluding $6.5 billion of variable-rate debt for which we have entered into interest rate swap agreements, represents approximately 30.3% of our total debt, while our fixed-rate debt is approximately 69.7% of our total debt.

Losses on early extinguishments of debt represent premiums paid and the write-offs of unamortized deferred financing costs and market value premiums related to debt retired in connection with the Merger.

Other income includes lower interest income on the cash surrender value of life insurance policies in 2008. Other income in the six months ended June 30, 2007, included a gain on the sale of corporate assets.

For the quarter and six months ended June 30, 2008, tax benefits were generated by operating losses caused by higher interest expense, partially offset by non-deductible merger costs, international income taxes and state income taxes. For the quarter and six months ended June 30, 2007, the effective tax provision rate is higher than the federal statutory rate due primarily to state income taxes.

Minority interests reflect minority owners’ shares of income from our majority owned subsidiaries.

Discontinued operations for the six months ended June 30, 2008, reflects insurance proceeds of $87.3 million, after taxes, representing the final funds received that were in excess of the net book value of the impacted assets and costs and expenses that were reimbursed under our business interruption claims for Grand Casino Gulfport. For the quarter and six months ended June 30, 2007, Discontinued operations reflected $42.0 million and $60.2 million, after taxes, respectively, that were reimbursed under our business interruption claims for Grand Casino Gulfport and Harrah’s Lake Charles, both of which were sold in 2006. Pursuant to the terms of the sales agreements, we retained all insurance proceeds related to these properties.

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

Our planned development projects, if they go forward, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. Cash needed to finance projects currently under development as well as additional projects pursued is expected to be made available from operating cash flows, established debt programs (see DEBT AND LIQUIDITY), joint venture partners, specific project financing, guarantees of third-party debt and additional debt offerings. Our capital spending for the first six months of 2008 totaled approximately $814.5 million. Estimated total capital expenditures for 2008 are expected to be between $1.75 billion and $1.95 billion.

DEBT AND LIQUIDITY

We generate substantial cash flows from operating activities, as reflected on the Consolidated Condensed Statements of Cash Flows. These cash flows reflect the impact on our consolidated operations of the success of our marketing programs, our strategic acquisitions and on-going cost containment focus. For the first six months of 2008 and 2007, we reported cash flows from operating activities of $735.7 million and $649.9 million, respectively.

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

Our cash and cash equivalents totaled approximately $1.2 billion at June 30, 2008, compared to $721.0 million at June 30, 2007.

We believe that our cash and cash equivalents balance, our cash flows from operations and the financing sources discussed herein will be sufficient to meet our normal operating requirements during the next twelve months and to fund additional investments. In addition, we may consider issuing additional debt in the future to fund potential acquisitions or growth, to refinance existing debt or to finance specific capital projects. We continue to review additional opportunities to acquire or invest in companies, properties and other investments that meet our strategic and return on investment criteria. If a material acquisition or investment is completed, our operating results and financial condition could change significantly in future periods. In connection with the Merger, we incurred substantial additional debt, which significantly changed our financial position.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

A substantial portion of the financing of the Merger is comprised of bank and bond financing obtained by Harrah’s Operating Company, Inc. (“HOC”), a wholly-owned subsidiary of Harrah’s Entertainment. This financing is neither secured nor guaranteed by Harrah’s Entertainment’s other direct, wholly-owned subsidiaries, including certain subsidiaries that own properties that are secured under $6.5 billion of commercial mortgage-backed securities (“CMBS”). Pro forma information pertaining solely to the consolidated financial position and results of HOC and its subsidiaries can be found in Exhibit 99 of this Form 10-Q.

Long-term debt consisted of the following:

(In millions)	Successor At June 30, 2008	Predecessor At December 31, 2007
Credit facilities
Term loans, 5.919% at June 30, 2008, maturities to 2015	$7,231.9	$—
4.05%-6.25%, maturities to 2011	—	5,768.1
Subsidiary guaranteed debt
10.75% Senior Notes due 2016, including senior interim loans of $342.6, 9.25% at June 30, 2008	5,275.0	—
10.75%/11.5% Senior PIK Toggle Notes due 2018, including senior interim loans of $97.4, 9.25% at June 30, 2008	1,500.0	—
Unsecured Senior Notes
7.5%, maturity 2009	5.1	136.2
7.5%, maturity 2009	0.9	442.4
5.5%, maturity 2010	681.8	747.1
8.0%, maturity 2011	63.8	71.7
5.375%, maturity 2013	350.1	497.7
7.0%, maturity 2013	0.7	324.4
5.625%, maturity 2015	653.3	996.3
6.5%, maturity 2016	493.5	744.3
5.75%, maturity 2017	449.8	745.8
Floating Rate Contingent Convertible Senior Notes, maturity 2024	0.2	370.6
Floating Rate Notes, maturity 2008	—	250.0
Unsecured Senior Subordinated Notes
8.875%, maturity 2008	5.8	409.6
7.875%, maturity 2010	354.1	394.9
8.125%, maturity 2011	312.0	380.3
Other Secured Borrowings
CMBS financing, 5.470% at June 30, 2008, maturity 2013	6,500.0	—
S. Africa, prime less 1.5%, maturity 2009	8.8	10.5
6.0%, maturity 2010	25.0	25.0
4.25%–8.5%, maturities to 2037 at June 30, 2008	4.7	4.4
7.1%, maturity 2028	—	87.7
Other Unsecured Borrowings
LIBOR plus 4.5%, maturity 2010	23.5	29.1
Other, various maturities	71.0	1.6
Capitalized Lease Obligations
5.75%–10.0%, maturities to 2011	3.1	2.7

	24,014.1	12,440.4
Current portion of long-term debt	(83.1)	(10.8)

	$23,931.0	$12,429.6

In connection with the Merger, $7.7 billion, face amount, of our debt was retired, $4.6 billion, face amount, of our debt was retained and $20.5 billion, face amount, of new debt was issued, resulting in a very different debt structure for the Successor company. The discussion that follows is intended to update the information provided in our 2007 Annual Report on Form 10-K.

At June 30, 2008, $5.7 million, face amount, of our 8.875% Senior Subordinated Notes due September 15, 2008 and $5.1 million, face amount, of our 7.5% Senior Notes due January 15, 2009, are classified as long-term in our Consolidated Condensed Balance Sheet because the Company has both the intent and the ability to refinance these notes. The majority of our debt is due after 2010. Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows and from borrowings under our established debt programs. Long-term obligations are expected to be paid through operating cash flows, refinancing of debt, joint venture partners or, if necessary, additional debt offerings.

In July 2008, HOC made the permitted election under the Indenture governing its 10.75%/11.5% Senior Toggle Notes due 2018 and the Senior Unsecured Interim Loan Agreement dated January 28, 2008, to pay all interest due on January 28, and February 1, 2009, for the loan in kind. The Company intends to use the cash savings generated by this election for general corporate purposes.

Credit Agreement

As of June 30, 2008, our senior secured credit facilities (the “Credit Facilities”) provide for senior secured financing of up to $9.25 billion, consisting of (i) senior secured term loan facilities in an aggregate principal amount of up to $7.25 billion maturing on January 28, 2015 and (ii) a senior secured revolving credit facility in an aggregate principal amount of $2.0 billion, maturing January 28, 2014, including both a letter of credit sub-facility and a swingline loan sub-facility. Interest on the Credit Agreement is based on our debt ratings and leverage ratio and is subject to change. In addition, we may request one or more incremental term loan facilities and/or increase commitments under our revolving facility in an aggregate amount of up to $1.75 billion, subject to certain conditions and receipt of commitments by existing or additional financial institutions or institutional lenders. As of June 30, 2008, $7.23 billion in borrowings was outstanding under the Credit Facilities with an additional $0.2 billion committed to back letters of credit. After consideration of these borrowings and letters of credit, $1.8 billion of additional borrowing capacity was available to the Company under the Credit Facilities as of June 30, 2008.

Borrowings under the Credit Facilities bear interest at a rate equal to the then-current LIBOR rate or at a rate equal to the alternate base rate, in each case plus an applicable margin. In addition, on a quarterly basis, we are required to pay each lender (i) a commitment fee in respect of any unused commitments under the revolving credit facility and the delayed draw portion of the term facility and (ii) a letter of credit fee in respect of the aggregate face amount of outstanding letters of credit under the revolving credit facility. As of June 30, 2008, the Credit Facilities bore interest based upon 300 basis points over LIBOR and bore a commitment fee for unborrowed amounts of 50 basis points.

The Credit Facilities require scheduled quarterly payments on the term loans in amounts equal to 0.25% of the original principal amount of the term loans for six years and three quarters, with the balance paid at maturity.

CMBS Financing

In connection with the Merger, eight of our properties (“the CMBS properties”) and their related assets were spun out of HOC to Harrah’s Entertainment. As of the Merger date, the CMBS properties were Harrah’s Las Vegas, Rio, Flamingo Las Vegas, Harrah’s Atlantic City, Showboat Atlantic City, Harrah’s Lake Tahoe, Harveys Lake Tahoe and Bill’s Lake Tahoe. The CMBS properties borrowed $6.5 billion of mortgage loans and/or related mezzanine financing and/or real estate term loans, which are secured by the assets of the CMBS properties. On May 22, 2008, Paris Las Vegas and Harrah’s Laughlin and their related operating assets were spun out of HOC to Harrah’s Entertainment and Harrah’s Lake Tahoe, Harveys Lake Tahoe, Bill’s Lake Tahoe and Showboat Atlantic City were transferred to HOC from Harrah’s Entertainment as contemplated under the debt agreements effective pursuant to the Merger.

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

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of June 30, 2008, we have ten interest rate swap agreements for notional amounts totaling $6.5 billion. The difference to be paid or received under the terms of the interest rate swap agreement is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreement will have a corresponding effect on future cash flows. The major terms of the interest rate swap agreements are as follows.

Effective Date	Notional Amount	Fixed Rate Paid	Variable Rate Received as of June 30, 2008	Next Reset Date	Maturity Date
	(In millions)
April 25, 2007	$200	4.898%	2.920%	July 25, 2008	April 25, 2011
April 25, 2007	200	4.896%	2.920%	July 25, 2008	April 25, 2011
April 25, 2007	200	4.925%	2.920%	July 25, 2008	April 25, 2011
April 25, 2007	200	4.917%	2.920%	July 25, 2008	April 25, 2011
April 25, 2007	200	4.907%	2.920%	July 25, 2008	April 25, 2011
September 26, 2007	250	4.809%	2.920%	July 25, 2008	April 25, 2011
September 26, 2007	250	4.775%	2.920%	July 25, 2008	April 25, 2011
April 25, 2008	1,000	4.172%	2.920%	July 25, 2008	April 25, 2012
April 25, 2008	2,000	4.276%	2.920%	July 25, 2008	April 25, 2013
April 25, 2008	2,000	4.263%	2.920%	July 25, 2008	April 25, 2013

Until February 15, 2008, none of our interest rate swap agreements were designated as hedging instruments; therefore, gains or losses resulting from changes in the fair value of the swaps were recognized in earnings in the period of the change. On February 15, 2008, eight of our interest rate swap agreements for notional amounts totaling $3.5 billion were designated as hedging instruments, and on April 1, 2008, the remaining swap agreements were designated as hedging instruments. Upon designation as hedging instruments, only any measured ineffectiveness is recognized in earnings in the period of change. In the quarter and six months ended June 30, 2008, a credit of $40.9 million and a net charge of $68.5 million, respectively, representing the changes in the fair values of our swap agreements are included in Interest expense in our 2008 Consolidated Condensed Statement of Operations compared with $14.3 million for both the quarter and six months ended June 30, 2007.

Additionally, on January 28, 2008, we entered into an interest rate cap agreement to partially hedge the risk of future increases in the variable rate of the CMBS debt. The interest rate cap agreement, which was effective January 28, 2008, and terminates February 13, 2013, is for a notional amount of $6.5 billion at a LIBOR cap rate of 4.5%. The interest rate cap was designated as a hedging instrument on May 1, 2008. In the quarter and six months ended June 30, 2008, a credit of $20.1 million and a net charge of $12.3 million, respectively, are included in Interest expense in our Consolidated Condensed Statement of Operations.

Guarantees of Third-Party Debt and Other Obligations and Commitments

The tables below summarize total material additions to or changes in our contractual obligations and other commitments, which were disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our 2007 Annual Report on Form 10-K.

Contractual Obligations(a) (In millions)	Increase/ (Decrease)	Total
Debt, including capital lease obligations	$12,839.4	$25,202.5
Estimated interest payments(b)	10,554.7	12,998.9
Operating lease obligations	(433.7)	2,013.6
Purchase order obligations	(8.1)	74.8
Guaranteed payments to State of Louisiana	30.2	165.0
Construction commitments	(288.6)	1,001.0
Community reinvestment	(4.7)	125.8
Entertainment obligations	34.6	167.4
Other contractual obligations	(26.0)	74.2

(a)

In addition to the contractual obligations disclosed in this table, we have unrecognized tax benefits that, based on uncertainties associated with the items, we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities.

(b)	Estimated interest for variable rate debt is based on rates in effect at June 30, 2008.

Other Commitments (In millions)	Increase/ (Decrease)	Total
Guarantees of loans	$(170.6)	$—
Letters of credit	5.7	198.9
Minimum payments to tribes	(6.9)	48.4

The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments, pursuant to these contracts for the three managed Indian-owned facilities now open, which extend for periods of up to 65 months from June 30, 2008, is $1.2 million. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.

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

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

We prepare our Consolidated Condensed Financial Statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated lives assigned to our assets, the determination of bad debt, asset impairment, fair value of guarantees and self-insurance reserves, the purchase price allocations made in connection with our acquisitions/merger and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our significant accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2007 Annual Report on Form 10-K. Except for estimates related to the fair values and lives assigned to assets in connection with the Merger, there were no newly identified significant accounting estimates in second quarter 2008, nor were there any material changes to the critical accounting policies and estimates discussed in our 2007 Annual Report.

RECENTLY ISSUED ACCOUNTING STANDARDS

The following are accounting standards adopted or issued in the second quarter of 2008 that could have an impact to our Company.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, but it does not require any new fair value measurements. The provisions of SFAS No. 157 were to be effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157.” FSP No. 157-2 defers the effective date of Statement No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Also in February 2008, the FASB issued FSP No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13.” FSP No. 157-1 excludes FASB Statement No. 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. We adopted the required provisions of SFAS 157 on January 1, 2008. The required provisions did not have a material impact on our financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;

•	Assets that an acquirer does not intend to use will be recorded at fair value reflecting the assets’ highest and best use;

•	Noncontrolling interests (formerly known as “minority interests” — see Statement 160 discussion below) will be valued at fair value at the acquisition date;

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. It requires disclosures that allow financial statement users to understand (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Because SFAS No. 161 applies only to financial statement disclosures, it will not have a material impact on our consolidated financial position, results of operations and cash flows.

On April 25, 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets.” This Staff Position amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under Statement 142. The FSP requires entities to disclose information for recognized intangible assets that enables financial statement users to understand the extent to which expected future cash flows associated with intangible assets are affected by the entity’s intent or ability to renew or extend the arrangement associated with the intangible asset. The FSP also requires the following disclosures in addition to those required by Statement 142:

•	The entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset

•	In the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class

•

For an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented by major intangible asset class

This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods with in those fiscal years. While the guidance on determining the useful life of a recognized intangible asset must be applied prospectively only to intangible assets acquired after the FSP’s effective date, the disclosure requirements of the FSP must be applied prospectively to all intangible assets recognized as of, and after, the FSP’s effective date. Early adoption is prohibited. This FSP will affect intangible assets acquired by Harrah’s after the effective date as well as require additional disclosures for existing intangible assets.

PRIVATE SECURITIES LITIGATION REFORM ACT

This quarterly report on Form 10-Q contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. Further, statements that include words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative or other words or expressions of similar meaning may identify forward-looking statements. These forward-looking statements are found at various places throughout this report. These forward-looking statements, including without limitation, those relating to future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results, wherever they occur in this report, are necessary estimates reflecting the best judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors set forth from time to time in our filings with the Securities and Exchange Commission.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed-rate and variable-rate obligations. Of our approximate $24.0 billion total debt at June 30, 2008, $7.3 billion, excluding $6.5 billion of variable-rate debt for which we have entered into interest rate swap agreements, is subject to variable interest rates. We have hedging arrangements with respect to LIBOR borrowings for a notional amount of $6.5 billion, all of which fix the floating rates of interest to fixed rates. In addition to the swap agreements, we entered into an interest rate cap agreement for a notional amount of $6.5 billion at a LIBOR cap rate of 4.5%. Assuming a constant outstanding balance for our variable rate debt for the next twelve months, a hypothetical 1% change in interest rates would change interest expense for the next twelve months by approximately $72.6 million.

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. We have also utilized treasury rate locks to hedge the risk of future treasury rate increases for certain forecasted debt issuances, but we do not currently have any treasury rate lock agreements. We do not purchase or hold any derivative financial instruments for trading purposes.

Foreign currency translation gains and losses were not material to our results of operations for the second quarter and first six months of 2008. Our only material ownership interest in businesses in foreign countries is London Clubs and an approximate 95% ownership of a casino in Uruguay. Therefore, we have not been subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future operating results or cash flows. With our acquisition of London Clubs in late 2006 and development opportunities that we are pursuing in international markets, we could become subject to material foreign currency exchange rate risk in the future.

From time to time, we hold investments in various available-for-sale equity securities; however, our exposure to price risk arising from the ownership of these investments is not material to our consolidated financial position, results of operations or cash flows.

Item 4.	Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2008. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

On December 22, 2006, Delaware plaintiffs’ counsel filed an amended and consolidated class action complaint against Harrah’s, its directors, the Sponsors, and added as defendants Apollo Management V, L.P., Hamlet Holdings and Merger Sub. The consolidated complaint (the “Complaint”) alleges that Harrah’s board of directors breached their fiduciary duties and that the Sponsors aided and abetted the alleged breaches of fiduciary duty in entering into the merger agreement. The consolidated complaint seeks, among other relief, class certification of the lawsuit, an injunction against the proposed transaction, compensatory and/or rescissory damages to the class, and an award of attorneys’ fees and expenses to plaintiffs. On February 14, 2007, defendants began to produce documents in response to plaintiff’s initial discovery request.

Subsequent to the entering of a memorandum of understanding and a stipulation of settlement by the parties, a Stipulation and Order of Dismissal was submitted to the Delaware Court of Chancery on April 29, 2008. On June 12, 2008, the court entered an Order and Final Judgment approving the settlement and dismissing the action.

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

Baha Mar and Baha Mar Development Company Ltd. (“Baha Mar Development”) filed an Amended Answer and Counterclaims against CBIC and a Third Party Complaint dated June 18, 2008 against HOC in the Supreme Court of the State of New York. Baha Mar and the Baha Mar Development Company Ltd. allege that CBIC wrongfully terminated the Subscription Agreement and that CBIC wrongfully failed to make capital contributions under the Joint Venture Investors Agreement (“Investors Agreement”), by and between CBIC and Baha Mar, dated January 12, 2007. In addition, Baha Mar and Baha Mar Development allege that HOC wrongfully failed to perform its purported obligations under the Harrah’s Baha Mar Joint Venture Guaranty, dated January 12, 2007 (“Guaranty”). Baha Mar and Baha Mar Development assert claims for breach of contract, breach of fiduciary duty, promissory estoppel, equitable estoppel and negligent misrepresentation. Baha Mar and Baha Mar Development seek (i) declaratory relief; (ii) specific performance; (iii) the recovery of alleged monetary damages; (iv) the recovery of attorneys fees, costs, and expenses and (v) the dismissal with prejudice of CBIC’s Complaint. CBIC and HOC have each answered, denying all allegations of wrongdoing.

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

Except as reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, there were no matters submitted to a vote of security holders during the quarter ended June 30, 2008.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description
3.1	Amended Certificate of Incorporation of Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-8 filed January 31, 2008.)

3.2	Bylaws of Harrah’s Entertainment, Inc., as amended on January 28, 2008. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed February 1, 2008.)

4.1	Certificate of Designation of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated January 28, 2008. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-8 filed January 31, 2008.)

4.2	Indenture, dated as of December 18, 1998, among Harrah’s Operating Company, Inc. as obligor, Harrah’s Entertainment, Inc., as Guarantor, and IBJ Schroder Bank & Trust Company, as Trustee relating to the 7 1/2% Senior Notes Due 2009. (Incorporated by reference to the exhibit to the Registration Statement on Form S-3 of Harrah’s Entertainment, Inc. and Harrah’s Operating Company, Inc., File No. 333-69263, filed December 18, 1998.)

4.3	Indenture, dated as of November 9, 1999 between Park Place Entertainment Corp., as Issuer, and Norwest Bank Minnesota, N.A., as Trustee relating to the 8.5% Senior Notes due 2006 and 8.875% Senior Subordinated Notes due 2008. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.4	Officers’ Certificate, dated as of September 12, 2000 with respect to the 8.875% Senior Subordinated Notes due 2008. (Incorporated by reference to the exhibit to Park Place Entertainment Corporation’s Current Report on Form 8-K, filed September 19, 2000.)

4.5	First Supplemental Indenture, dated as of June 13, 2005, to Indenture dated as of November 9, 1999, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 8.5% Senior Notes due 2006 and the 8.875% Senior Subordinated Notes due 2008. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.6	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of November 9, 1999, as supplemented by certain Officers’ Certificates dated as of November 9, 1999 and September 12, 2000, and as further amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 8.5% Senior Notes due 2006 and the 8.875% Senior Subordinated Notes due 2008. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

Exhibit Number	Exhibit Description
4.7	Indenture, dated as of January 29, 2001, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and Bank One Trust Company, N.A., as Trustee, relating to the 8.0% Senior Notes Due 2011. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

4.8	Indenture, dated as of May 14, 2001, between Park Place Entertainment Corp., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-62508, filed June 7, 2001.)

4.9	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of May 14, 2001, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.10	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of May 14, 2001, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.11	Indenture, dated as of August 22, 2001, between Park Place Entertainment Corp., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7.50% Senior Notes due 2009. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-69838, filed September 21, 2001.)

4.12	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of August 22, 2001, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7.50% Senior Notes due 2009. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.13	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of August 22, 2001, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7.50% Senior Notes due 2009. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.14	Indenture, dated as of March 14, 2002, between Park Place Entertainment Corp., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-86142, filed April 12, 2002.)

4.15	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of March 14, 2002, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.16	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of March 14, 2002, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.17	Indenture, dated as of April 11, 2003, between Park Place Entertainment Corp., as Issuer, and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-104829, filed April 29, 2003.)

Exhibit Number	Exhibit Description
4.18	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of April 11, 2003, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.19	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, to the Indenture, dated as of April 11, 2003, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.20	Indenture, dated as of December 11, 2003, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.375% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

4.21	Indenture, dated as of June 25, 2004, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.50% Senior Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

4.22	Indenture, dated as of February 9, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Senior Floating Rate Notes due 2008. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)

4.23	Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.24	First Supplemental Indenture, dated as of September 9, 2005, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Registration Statement on Form S-3/A of Harrah’s Entertainment, Inc., File No. 333-127210, filed September 19, 2005.)

4.25	Second Supplemental Indenture, dated as of January 8, 2008, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

4.26	Third Supplemental Indenture, dated as of January 28, 2008, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed January 28, 2008)

4.27	Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed June 3, 2005.)

4.28	First Supplemental Indenture, dated as of August 19, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Harrah’s Entertainment, Inc., File No. 333-127840, filed August 25, 2005.)

Exhibit Number	Exhibit Description
4.29	Second Supplemental Indenture, dated as of September 28, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed October 3, 2005.)

4.30	Indenture dated as of September 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.75% Senior Notes due 2017. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed October 3, 2005.)

4.31	Indenture, dated as of June 9, 2006, between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 14, 2006.)

4.32	Officers’ Certificate, dated as of June 9, 2006, pursuant to Sections 301 and 303 of the Indenture dated as of June 9, 2006 between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 14, 2006.)

4.33	Indenture, dated as of February 1, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, relating to the 10.5% Senior Cash Pay Notes due 2016 and 10.5%/11.5% Senior Toggle Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed February 4, 2008.)

*4.34	First Supplemental Indenture, dated as of June 12, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, relating to the 10.5% Senior Cash Pay Notes due 2016 and 10.5%/11.5% Senior Toggle Notes due 2018.

4.35	Registration Rights Agreement, dated as of February 1, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein), Citigroup Global Markets Inc., Banc of America Securities LLC, Credit Suisse Securities (USA), LLC, Deutsche Bank Securities, Inc., J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated as representatives of Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear, Sterns & Co., Inc., Goldman, Sachs & Co., Morgan Stanley & Co. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed February 4, 2008.)

4.36	Stockholders’ Agreement, dated as of January 28, 2008, by and among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC, Hamlet Holdings LLC and Harrah’s Entertainment, Inc., and, solely with respect to Sections 3.01 and 6.07, Apollo Investment Fund VI, L.P. and TPG V Hamlet AIV, L.P. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

4.37	Services Agreement, dated as of January 28, 2008, by and among Harrah’s Entertainment, Inc., Apollo Management VI, L.P., Apollo Alternative Assets, L.P. and TPG Capital, L.P. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

4.38	Management Investor Rights Agreement, dated as of January 28, 2008, by and among Harrah’s Entertainment, Inc., Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Hamlet Holdings LLC and the stockholders that are parties thereto (incorporated by reference to Exhibit 4.2 to Harrah’s Entertainment, Inc.’s Registration Statement on Form S-8 filed January 31, 2008)

Exhibit Number	Exhibit Description
10.1	Credit Agreement, dated as of January 28, 2008, by and among Hamlet Merger Inc., Harrah’s Operating Company, Inc. as Borrower, the Lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent and Collateral Agent, Deutsche Bank AG New York Branch, as Syndication Agent, and Citibank, N.A., Credit Suisse, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Credit Partners L.P., Morgan Stanley Senior Funding, Inc., and Bear Sterns Corporate Lending, Inc., as Co-Documentation Agents. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

10.2	Guaranty and Pledge Agreement, dated as of January 28, 2008, made by Hamlet Merger Inc. in favor of Bank of America, N.A., as Administrative Agent and Collateral Agent. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

10.3	Senior Unsecured Interim Loan Agreement, dated as of January 28, 2008, by and among Harrah’s Operating Company, Inc., as Borrower, the Lenders party thereto from time to time, Citibank, N.A., as Administrative Agent, Deutsche Bank AG New York Branch, as Syndication Agent, Banc of America Bridge LLC, Credit Suisse, Cayman Islands Branch, JPMorgan Chase Bank, N.A., and Merrill Lynch Capital Corporation, as Co-Documentation Agents, Citigroup Global Markets Inc., Deutsche Bank Securities, Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Bookrunners and Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., as Joint Lead Arrangers. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

*10.4	Amended and Restated Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Propco, LLC, Harrah’s Atlantic City Propco, LLC, Rio Propco, LLC, Flamingo Las Vegas Propco, LLC, Paris Las Vegas Propco, LLC and Harrah’s Laughlin Propco, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender.

*10.5	Amended and Restated First Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 1, LLC, Harrah’s Atlantic City Mezz 1, LLC, Rio Mezz 1, LLC, Flamingo Las Vegas Mezz 1, LLC, Paris Las Vegas Mezz 1, LLC and Harrah’s Laughlin Mezz 1, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender.

*10.6	Amended and Restated Second Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 2, LLC, Harrah’s Atlantic City Mezz 2, LLC, Rio Mezz 2, LLC, Flamingo Las Vegas Mezz 2, LLC, Paris Las Vegas Mezz 2, LLC and Harrah’s Laughlin Mezz 2, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender.

*10.7	Amended and Restated Third Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 3, LLC, Harrah’s Atlantic City Mezz 3, LLC, Rio Mezz 3, LLC, Flamingo Las Vegas Mezz 3, LLC, Paris Las Vegas Mezz 3, LLC and Harrah’s Lauglin Mezz 3, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender.

*10.8	Amended and Restated Fourth Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 4, LLC, Harrah’s Atlantic City Mezz 4, LLC, Rio Mezz 4, LLC, Flamingo Las Vegas Mezz 4, LLC, Paris Las Vegas Mezz 4, LLC and Harrah’s Laughlin Mezz 4, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender.

*10.9	Amended and Restated Fifth Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 5, LLC, Harrah’s Atlantic City Mezz 5, LLC, Rio Mezz 5, LLC, Flamingo Las Vegas Mezz 5, LLC, Paris Las Vegas 5, LLC and Harrah’s Laughlin Mezz 5, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender.

*10.10	Amended and Restated Sixth Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 6, LLC, Harrah’s Atlantic City Mezz 6, LLC, Rio Mezz 6, LLC, Flamingo Las Vegas Mezz 6, LLC, Paris Las Vegas Mezz 6, LLC and Harrah’s Laughlin Mezz 6, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender.

*10.11	Amended and Restated Seventh Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 7, LLC, Harrah’s Atlantic City Mezz 7, LLC, Rio Mezz 7, LLC, Flamingo Las Vegas Mezz 7, LLC, Paris Las Vegas Mezz 7, LLC and Harrah’s Laughlin Mezz 7, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender.

*10.12	Amended and Restated Eighth Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 8, LLC, Harrah’s Atlantic City Mezz 8, LLC, Rio Mezz 8, LLC, Flamingo Las Vegas Mezz 8, LLC, Paris Las Vegas Mezz 8, LLC and Harrah’s Laughlin Mezz 8, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender.

Exhibit Number	Exhibit Description
*10.13	Amended and Restated Ninth Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 9, LLC, Harrah’s Atlantic City Mezz 9, LLC, Rio Mezz 9, LLC, Flamingo Las Vegas Mezz 9, LLC, Paris Las Vegas Mezz 9, LLC and Harrah’s Laughlin Mezz 9, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender.

†10.14	Employment Agreement, dated as of January 28, 2008, by and between Harrah’s Entertainment, Inc. and Gary W. Loveman. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

†10.15	Rollover Option Agreement, dated as of January 28, 2008, by and between Harrah’s Entertainment, Inc. and Gary W. Loveman. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

†10.16	Form of Employment Agreement between Harrah’s Operating Company, Inc. and Charles L. Atwood and J. Carlos Tolosa. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed April 11, 2008.)

†10.17	Form of Employment Agreement between Harrah’s Operating Company, Inc. and Jonathan S. Halkyard and Thomas M. Jenkin. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed April 11, 2008.)

†10.18	Form of Severance Agreement entered into with Charles L. Atwood, Jonathan S. Halkyard, Thomas M. Jenkin and J. Carlos Tolosa. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

10.19	Form of Indemnification Agreement entered into by The Promus Companies Incorporated and each of its directors and executive officers. (Incorporated by reference to the exhibit to the Registration Statement of Harrah’s Entertainment, Inc. on Form 10, File No. 1-10410, filed on December 13, 1989.)

10.20	Form of Supplemental Indemnification Agreement entered into by Harrah’s Entertainment, Inc. and each of its directors and executive officers. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed July 21, 2006.)

†10.21	Financial Counseling Plan of Harrah’s Entertainment, Inc. as amended June 1996. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.22	Summary Plan Description of Executive Term Life Insurance Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

†10.23	Harrah’s Entertainment, Inc. 2005 Senior Executive Incentive Plan. (Incorporated by reference from Annex C to the Company’s Proxy Statement, filed March 4, 2004.)

†10.24	The 2001 Restatement of the Harrah’s Entertainment, Inc. Savings And Retirement Plan, effective January 1, 2002. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.)

†10.25	First Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective January 1, 1997. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.26	Second Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective January 1, 2002. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.27	Third Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective November 24, 2003. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

Exhibit Number	Exhibit Description
†10.28	Fourth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan executed December 22, 2003. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.29	Fifth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective January 1, 2005. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.30	Sixth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan adopted July 20, 2005. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.31	Seventh Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective August 30, 2005. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.32	Eighth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan adopted September 20, 2006. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.33	Ninth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan adopted November 7, 2006. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.34	Tenth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan executed December 29, 2006. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

*†10.35	Eleventh Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan executed July 11, 2008.

10.36	Trust Agreement dated June 20, 2001 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.)

10.37	Escrow Agreement, dated February 6, 1990, by and between The Promus Companies Incorporated, certain subsidiaries thereof, and Sovran Bank, as escrow agent (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 1989.)

10.38	Amendment to Escrow Agreement dated as of October 29, 1993 among The Promus Companies Incorporated, certain subsidiaries thereof, and NationsBank, formerly Sovran Bank. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

10.39	Amendment, dated as of June 7, 1995, to Escrow Agreement among The Promus Companies Incorporated, certain subsidiaries thereof and NationsBank. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed June 15, 1995.)

10.40	Amendment, dated as of July 18, 1996, to Escrow Agreement between Harrah’s Entertainment, Inc. and NationsBank. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

10.41	Amendment, dated as of October 30, 1997, to Escrow Agreement between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc. and NationsBank. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed March 10, 1998, File No. 1-10410.)

10.42	Amendment to Escrow Agreement, dated April 26, 2000, between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A., Successor to Bank of America, N.A. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

10.43	Letter Agreement with Wells Fargo Bank Minnesota, N.A., dated August 31, 2000, concerning appointment as Escrow Agent under Escrow Agreement for deferred compensation plans. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

Exhibit Number	Exhibit Description
†10.44	Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement dated January 11, 2006 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

†10.45	Amendment to the Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement effective January 28, 2008 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

†10.46	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan, effective August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.47	Amendment and Restatement of Harrah’s Entertainment, Inc. Deferred Compensation Plan, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.48	Amendment and Restatement of Park Place Entertainment Corporation Executive Deferred Compensation Plan, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.49	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.50	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.51	Harrah’s Entertainment, Inc. Management Equity Incentive Plan, effective as of February 27, 2008. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-8 filed April 28, 2008.)

*†10.52	Stock Option Grant Agreement dated February 27, 2008 between Gary W. Loveman and Harrah’s Entertainment, Inc.

*†10.53	Stock Option Grant Agreement dated February 27, 2008 between Charles L. Atwood and Harrah’s Entertainment, Inc.

*†10.54	Stock Option Grant Agreement dated February 27, 2008 between Jonathan S. Halkyard and Harrah’s Entertainment, Inc.

*†10.55	Stock Option Grant Agreement dated February 27, 2008 between J. Carlos Tolosa and Harrah’s Entertainment, Inc.

*†10.56	Stock Option Grant Agreement dated February 27, 2008 between Thomas M. Jenkin and Harrah’s Entertainment, Inc.

*†10.57	Form of Stock Option Grant Agreement dated July 1, 2008 between Harrah’s Entertainment, Inc. and each of Jeanne P. Jackson, Lynn C. Swann and Christopher J. Williams.

14	Harrah’s Entertainment, Inc. Code of Business Conduct and Ethics for Principal Officers, adopted February 26, 2003. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 10, 2003.)

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 11, 2008.

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 11, 2008.

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 11, 2008.

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 11, 2008.

*99	Supplemental Discussion of Pro Forma Harrah’s Operating Company Results

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q pursuant to Item 6 of Form 10-Q.
*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRAH’S ENTERTAINMENT, INC.

August 11, 2008	By:	/S/ ANTHONY D. MCDUFFIE
Anthony D. McDuffie
Senior Vice President, Controller and Chief Accounting Officer