Form 10-Q/A
period 2008-03-31
HARRAHS ENTERTAINMENT INC
filed 2008-08-12
CIK 858339

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

Explanatory Note

This Amendment No. 1 to the company’s Quarterly Report on Form 10-Q for the three months ended March 29, 2008, is being filed to reflect the revision of the financial information of Harrah’s Operating Company, Inc., (HOC), a wholly owned subsidiary of the company. A substantial portion of the debt of Harrah’s Entertainment’s consolidated group is issued by HOC. Therefore, the company provides supplemental information pertaining solely to the results of operations of HOC. The reported revenues and operating expenses for HOC in Exhibit 99 to the Form 10-Q for the period ended March 31, 2008, included eliminations of intercompany revenues and operating expenses in HOC’s other group that related to other subsidiaries of the company. The effect of the inclusion of these eliminations in HOC’s other group was to understate the group’s and HOC’s reported revenues and operating expenses. The revised results reported in this Form 10-Q/A correct the revenues and operating expenses to exclude these eliminations. The impact of the revisions on revenues and operating expenses offset, and previously reported income from operations, loss from continuing operations and EBITDA are not affected by these revisions.

For the convenience of the reader, Exhibit 99 sets forth the originally filed Exhibit in its entirety. However, the only changes in this Amendment No. 1 on Form 10-Q/A to the original Exhibit 99 filed on May 16, 2008 are those caused by the revisions discussed above.

This Amendment No. 1 on Form 10-Q/A continues to speak as of the date of our original Form 10-Q and we have not updated the disclosures to speak as of a later date or to reflect subsequent results, events or developments. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the filing of the original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our SEC filings made subsequent to the May 16, 2008 filing of the original Form 10-Q. Exhibit 99 to the following item has been amended as a result of the revisions and is included in this Amendment No. 1 on Form 10-Q/A:

•	Part II—Item 6—Exhibits

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed or furnished as exhibits to this Amendment No. 1 on Form 10-Q/A under Item 6 of Part II hereof.

Part II – OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Exhibit Description

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2008.

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2008.

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 12, 2008.

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 12, 2008.

*99	Supplemental Discussion of Pro Forma Harrah’s Operating Company Results

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRAH’S ENTERTAINMENT, INC.

August 12, 2008	By:	/s/ ANTHONY D. MCDUFFIE
Anthony D. McDuffie Senior Vice President, Controller and Chief Accounting Officer