Form 10-Q
period 2008-09-30
HARRAHS ENTERTAINMENT INC
filed 2008-11-10
CIK 858339

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

As of October 31, 2008, the Registrant had 10 shares of voting Common Stock and 40,747,287 shares of non-voting Common Stock outstanding.

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

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

	Successor	Predecessor
(In millions, except share amounts)	September 30, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$1,005.9	$710.0
Receivables, less allowance for doubtful accounts of $172.8 and $126.2	405.3	476.4
Deferred income taxes	145.4	200.0
Income tax receivable	7.4	5.0
Prepayments and other	232.3	216.2
Inventories	70.3	70.3

Total current assets	1,866.6	1,677.9

Land, buildings, riverboats and equipment	18,718.8	18,753.5
Less: accumulated depreciation	(446.2)	(3,182.0)

	18,272.6	15,571.5
Assets held for sale	50.6	4.5
Goodwill (Note 4)	9,315.0	3,553.6
Intangible assets (Note 4)	6,272.1	2,039.5
Investments in and advances to nonconsolidated affiliates	32.9	18.6
Deferred costs and other	1,202.5	492.1

	$37,012.3	$23,357.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$403.1	$442.0
Accrued expenses	1,547.4	1,351.2
Current portion of long-term debt (Note 6)	84.0	10.8

Total current liabilities	2,034.5	1,804.0
Liabilities held for sale	0.7	0.6
Long-term debt (Note 6)	24,130.2	12,429.6
Deferred credits and other	461.5	464.8
Deferred income taxes	4,513.0	1,979.6

	31,139.9	16,678.6

Minority interests	57.3	52.2

Commitments and contingencies (Notes 6, 8, 9 and 10)
Preferred stock of Successor Entity; $0.01 par value; 40,000,000 shares authorized; 19,930,196 shares issued and outstanding at September 30, 2008 (net of 5,338 shares held in treasury)	2,206.2	—

Stockholders’ equity (Notes 5 and 6)
Common stock non-voting and voting of Successor Entity; $0.01 par value; 80,000,020 shares authorized; 40,747,298 shares issued and outstanding at September 30, 2008 (net of 10,912 shares held in treasury)	0.4	—
Common stock of Predecessor Entity; $0.10 par value, authorized - 720,000,000 shares, outstanding -188,778,819 shares (net of 36,033,752 shares held in treasury) at December 31, 2007	—	18.9
Additional paid-in capital	3,876.5	5,395.4
Retained (deficit)/earnings	(314.2)	1,197.2
Accumulated other comprehensive income	46.2	15.4

	3,608.9	6,626.9

	$37,012.3	$23,357.7

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

			Successor	Predecessor	Predecessor
	Successor	Predecessor	January 28, 2008	January 1, 2008	Nine Months
	Third Quarter Ended		Through	Through	Ended
(In millions)	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	January 27, 2008	Sept. 30, 2007
Revenues
Casino	$2,130.1	$2,333.6	$5,653.2	$614.6	$6,686.7
Food and beverage	427.6	445.1	1,160.2	118.4	1,299.1
Rooms	316.7	341.6	894.2	96.4	1,035.9
Management fees	16.6	20.5	45.8	5.0	64.2
Other	181.9	184.8	462.4	42.7	525.1
Less: casino promotional allowances	(427.0)	(485.3)	(1,127.3)	(117.0)	(1,413.3)

Net revenues	2,645.9	2,840.3	7,088.5	760.1	8,197.7

Operating expenses
Direct
Casino	1,129.4	1,195.9	3,037.1	340.6	3,444.8
Food and beverage	178.1	194.3	486.1	50.5	553.7
Rooms	64.9	67.0	179.4	19.6	201.1
Property general, administrative and other	631.8	592.7	1,619.0	178.2	1,795.4
Depreciation and amortization	152.0	206.8	452.4	63.5	601.4
Write-downs, reserves and recoveries	46.8	(54.5)	(61.8)	4.7	(83.0)
Project opening costs	16.3	4.8	26.3	0.7	22.1
Corporate expense	34.7	37.6	95.9	8.5	97.7
Merger and integration costs	1.0	0.7	23.1	125.6	8.3
Loss/(income) on interests in nonconsolidated affiliates	2.5	0.1	1.3	(0.5)	(3.6)
Amortization of intangible assets	38.8	17.7	119.2	5.5	53.5

Total operating expenses	2,296.3	2,263.1	5,978.0	796.9	6,691.4

Income/(loss) from operations	349.6	577.2	1,110.5	(36.8)	1,506.3
Interest expense, net of interest capitalized	(533.4)	(216.1)	(1,469.4)	(89.7)	(578.4)
Gains/(losses) on early extinguishments of debt	7.4	(2.0)	(203.9)	—	(2.0)
Other income, including interest income	7.2	4.9	18.7	1.1	28.7

(Loss)/income from continuing operations before income taxes and minority interests	(169.2)	364.0	(544.1)	(125.4)	954.6
Benefit/(provision) for income taxes	46.0	(137.4)	147.7	26.0	(354.1)
Minority interests	(7.2)	(6.0)	(6.2)	(1.6)	(17.2)

(Loss)/income from continuing operations	(130.4)	220.6	(402.6)	(101.0)	583.3

Discontinued operations
Income from discontinued operations	0.7	39.0	141.6	0.1	133.3
Provision for income taxes	—	(15.2)	(53.2)	—	(49.4)

Income from discontinued operations, net	0.7	23.8	88.4	0.1	83.9

Net (loss)/income	$(129.7)	$244.4	$(314.2)	$(100.9)	$667.2

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Successor	Predecessor	Predecessor
(In millions)	January 28, 2008 Through Sept. 30, 2008	January 1, 2008 Through January 27, 2008	Nine Months Ended Sept. 30, 2007
Cash flows from operating activities
Net (loss)/income	$(314.2)	$(100.9)	$667.2
Adjustments to reconcile net (loss)/income to cash flows from operating activities:
Income from discontinued operations, before income taxes	(141.6)	(0.1)	(133.3)
Income from insurance claims for hurricane losses	(185.5)	—	(116.9)
Losses on early extinguishment of debt	203.9	—	2.0
Depreciation and amortization	744.4	104.9	664.8
Write-downs, reserves and recoveries	37.5	(0.1)	3.1
Other non-cash items	91.1	34.4	23.2
Share-based compensation expense	11.8	50.9	39.4
Deferred income taxes	(251.2)	(19.0)	84.6
Tax benefit from stock equity plans	—	42.6	1.3
Minority interests’ share of income	6.2	1.6	17.2
Loss/(income) on interests in nonconsolidated affiliates	1.3	(0.5)	(3.6)
Net change in insurance receivables for hurricane damage	0.9	—	0.2
Returns on investment in nonconsolidated affiliate	2.5	0.1	1.3
Insurance proceeds for hurricane losses	97.9	—	63.9
Net losses/(gains) from asset sales	8.0	(7.4)	(16.9)
Net change in long-term accounts	(42.6)	68.3	4.8
Net change in working capital accounts	390.4	(167.6)	(117.4)

Cash flows provided by operating activities	660.8	7.2	1,184.9

Cash flows from investing activities
Land, buildings, riverboats and equipment additions	(966.9)	(117.4)	(1,035.8)
Insurance proceeds for hurricane losses for discontinued operations	83.3	—	58.2
Insurance proceeds for hurricane losses for continuing operations	98.1	—	58.0
Payment for Merger	(17,490.2)	—	—
Payments for businesses acquired, net of cash acquired	—	0.1	(579.6)
Investments in and advances to nonconsolidated affiliates	(5.9)	—	(0.8)
Proceeds from other asset sales	4.6	3.1	95.8
Increase/(decrease) in construction payables	1.9	(8.2)	(15.1)
Other	(31.4)	(1.7)	(76.2)

Cash flows used in investing activities	(18,306.5)	(124.1)	(1,495.5)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issue costs	20,101.2	11,316.3	23,607.8
Repayments under lending agreements	(5,834.8)	(11,288.8)	(22,263.9)
Early extinguishments of debt	(1,941.5)	(87.7)	(120.1)
Premiums paid on early extinguishments of debt	(225.9)	—	—
Scheduled debt retirements	(6.5)	—	(1,001.7)
Dividends paid	—	—	(224.2)
Equity contribution from buyout	6,007.0	—	—
Minority interests’ distributions, net of contributions	(7.6)	(1.6)	(12.8)
Proceeds from exercises of stock options	—	2.4	71.3
Excess tax benefit from stock equity plans	(50.5)	77.5	32.4
Other	(2.3)	(0.8)	(1.6)

Cash flows provided by financing activities	18,039.1	17.3	87.2

Cash flows from discontinued operations
Cash flows from operating activities	1.6	0.5	78.7
Cash flows from investing activities	—	—	(0.2)

Cash flows provided by discontinued operations	1.6	0.5	78.5

Net increase/(decrease) in cash and cash equivalents	395.0	(99.1)	(144.9)
Cash and cash equivalents, beginning of period	610.9	710.0	799.6

Cash and cash equivalents, end of period	$1,005.9	$610.9	$654.7

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

(UNAUDITED)

			Successor	Predecessor	Predecessor
	Successor	Predecessor	January 28, 2008 Through Sept. 30, 2008	January 1, 2008 Through January 27, 2008	Nine Months Ended Sept. 30, 2007
	Third Quarter Ended
(In millions)	Sept. 30, 2008	Sept. 30, 2007
Net (loss)/income	$(129.7)	$244.4	$(314.2)	$(100.9)	$667.2

Other comprehensive (loss)/income:
Foreign currency translation adjustments, net of tax benefit of $14.2, $2.6, $21.1, $3.1 and $1.9	(29.9)	(3.2)	(36.1)	(1.8)	(2.2)
Minimum pension liability adjustment, net of tax (benefit)/provision of $0.0, $(2.7), $0.0, $0.0 and $4.0	—	(6.4)	—	—	9.2
Fair market value of interest rate cap agreements on commercial mortgage-backed securities, net of tax (benefit)/provision of $(11.4), $0.0, $8.5, $0.0 and $0.0	(20.3)	—	14.7	—	—
Reclassification of loss on derivative instruments from other comprehensive income to net income, net of tax provision of $0.1, $0.1, $0.2, $0.0 and $0.2	0.1	0.1	0.4	—	0.4
Fair market value of swap agreements, net of tax (benefit)/provision of $(22.6), $0.0, $36.5, $0.0 and $0.0	(41.3)	—	67.2	—	—

	(91.4)	(9.5)	46.2	(1.8)	7.4

Comprehensive (loss)/income	$(221.1)	$234.9	$(268.0)	$(102.7)	$674.6

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

Note 1—Basis of Presentation and Organization

Harrah’s Entertainment, Inc. (“Harrah’s Entertainment,” the “Company,” “we,” “our” or “us,” and including our subsidiaries where the context requires) is a Delaware corporation. As of September 30, 2008, we own or manage 52 casinos, primarily under the Harrah’s, Caesars and Horseshoe brand names in the United States. Our casino entertainment facilities include 33 land-based casinos, 12 dockside casinos, three managed casinos on Indian lands, one combination thoroughbred racetrack and casino, one combination greyhound racetrack and casino, one combination harness racetrack and casino and one managed casino in Canada. Our 33 land-based casinos include one in Uruguay, eleven in the United Kingdom, two in Egypt and one in South Africa. We view each property as an operating segment and aggregate all operating segments into one reporting segment.

On January 28, 2008, Harrah’s Entertainment was acquired by affiliates of Apollo Global Management, LLC (“Apollo”) and TPG Capital, LP (“TPG”) in an all cash transaction, hereinafter referred to as the “Merger.” Although Harrah’s Entertainment continued as the same legal entity after the Merger, the accompanying Consolidated Condensed Statement of Operations, the Consolidated Condensed Statement of Cash Flows and the Consolidated Condensed Statement of Comprehensive Income for the nine months ended September 30, 2008, are presented as the Predecessor period for the period preceding the Merger and as the Successor period for the period succeeding the Merger. As a result of the application of purchase accounting as of the Merger date, the consolidated condensed financial statements for the Successor period and the Predecessor period are presented on different bases and are, therefore, not comparable.

Certain of our properties were sold in 2006, and prior to their sales, assets and liabilities of these properties were classified in our Consolidated Condensed Balance Sheets as Assets/Liabilities held for sale, and their operating results through the date of their sales were presented as discontinued operations. See Note 12 for further information regarding discontinued operations.

Note 2—The Merger

As discussed in Note 1, the Merger was completed on January 28, 2008, and was financed by a combination of borrowings under the Company’s new term loan facility due 2015, the issuance of Senior Notes due 2016, Senior PIK Toggle Notes due 2018, senior cash pay interim loans due 2016 and senior PIK toggle interim loans due 2018, mortgage loans and/or related mezzanine financing and/or real estate term loans and equity investments of Apollo/TPG, co-investors and members of management. See Note 6 for a discussion of our debt.

The purchase price was approximately $30.7 billion, including the assumption of $12.4 billion of debt and approximately $1.0 billion of transaction costs. All of the outstanding shares of Harrah’s Entertainment stock were acquired, with shareholders receiving $90.00 in cash for each outstanding share of common stock.

The purchase price allocation is in process and will be completed within one year of the Merger; thus, for purposes of these financial statements, the preliminary allocation of the purchase price for property and equipment, intangible assets and deferred income taxes is based on preliminary valuation data. The purchase price is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determined the estimated fair values after review and consideration of relevant information including discounted cash flow analyses, quoted market prices and our own estimates. To the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets, such excess is allocated to goodwill. Goodwill and intangible assets that are determined to have an indefinite life are not amortized.

The following table reconciles the preliminary purchase price and financing adjustments in connection with the Merger and summarizes the estimated fair values of the assets and liabilities assumed at the date of the Merger. The purchase price allocation is in process and will be completed within one year of the Merger; thus, the allocation of the purchase price is subject to refinement. The preliminary allocation of the purchase price for property and equipment, intangible assets and deferred income taxes is based on preliminary valuation data.

	Predecessor		Successor
(In millions)	January 27, 2008	Merger Adjustments	January 28, 2008
Assets
Current assets	$1,658.6	$696.8	$2,355.4
Land, buildings, riverboats and equipment	15,621.3	2,167.2	17,788.5
Long-term assets	511.5	811.7	1,323.2
Intangible assets	2,030.2	4,385.7	6,415.9
Goodwill	3,549.7	5,765.3	9,315.0

Total assets	$23,371.3	$13,826.7	$37,198.0

Liabilities and Stockholders’ Equity
Current liabilities, including current portion of long-term debt	$1,797.9	$321.3	$2,119.2
Deferred income taxes	1,974.1	2,784.8	4,758.9
Long-term debt	12,367.5	11,535.0	23,902.5
Other long-term liabilities	499.3	1.0	500.3

Total liabilities	16,638.8	14,642.1	31,280.9

Minority interests	52.3	2.0	54.3

Stockholders’ equity	6,680.2	(817.4)	5,862.8

Total liabilities and stockholders’ equity	$23,371.3	$13,826.7	$37,198.0

Of the estimated $6,415.9 million of intangible assets, $2,729.4 million has been assigned to trademarks that are not subject to amortization and $1,951.0 million has been assigned to gaming rights that are not subject to amortization. The remaining intangible assets include customer relationships of $1,454.5 million (12-year weighted-average useful life), contract/management rights estimated at $134.3 million (5-year weighted-average useful life), gaming rights estimated at $42.8 million (16-year estimated useful life), trademarks subject to amortization estimated at $10.4 million (5-year estimated useful life) and internally developed information technology systems estimated at $93.5 million (8-year estimated useful life). The weighted average useful life of all amortizing intangible assets related to the Merger is approximately 11 years.

We anticipate that the goodwill related to the Merger will not be deductible for tax purposes.

The following unaudited pro forma consolidated financial information assumes that the Merger was completed at the beginning of 2008 and 2007.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2008	2007	2008	2007
Net revenues	$2,645.9	$2,840.3	$7,848.6	$8,197.7

Loss from continuing operations	$(145.6)	$(92.3)	$(608.7)	$(164.3)

Net loss	$(144.8)	$(68.5)	$(520.2)	$(80.4)

For the quarter ended September 30, 2008, pro forma results include $1.0 million of costs related the Merger. Pro forma results for the nine months ended September 30, 2008, include non-recurring charges of $82.8 million related to the accelerated vesting of stock options, stock appreciation rights (“SARs”) and restricted stock and $65.9 million of other costs related to the Merger. Results for the quarter and nine months ended September 30, 2007, included $0.7 million and $8.3 million, respectively, for costs related to the Merger.

Note 3—Stock-Based Employee Compensation

Prior to the completion of the Merger, the Company granted stock options, SARs and restricted stock for a fixed number of shares to employees and directors under share-based compensation plans. The exercise prices of the stock options and SARs were equal to the fair market value of the underlying shares at the date of grant. Compensation expense for restricted stock awards was measured at fair value on the date of grant based on the number of shares granted and the quoted market price of the Company’s common stock. Such value was recognized as expense over the vesting period of the award adjusted for actual forfeitures.

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

The following is a summary of activity under the equity incentive plans that were in effect upon adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) through the effective date of the Merger, when all of the stock options and SARs were cancelled and restricted shares were vested:

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

As of December 31, 2007, there was approximately $12.7 million, $38.2 million and $36.6 million of total unrecognized compensation cost related to stock option grants, SARs and restricted share awards, respectively, under the stock-based compensation plans. The consummation of the Merger accelerated the recognition of compensation cost of $82.8 million, which was included in Merger and integration costs in the Consolidated Condensed Statements of Operations in the period from January 1, 2008, through January 27, 2008 (predecessor entity).

Share-based Compensation Plans—Successor Entity

In February 2008, the Board of Directors approved and adopted the Harrah’s Entertainment, Inc. Management Equity Incentive Plan (the “Equity Plan”). The Board of Directors approved the grant of options to purchase 3,218,020 shares of our non-voting common stock in February 2008. The Equity Plan authorizes equity award options to be granted to management and other personnel and key service providers. Grants may be either shares of time-based options or shares of performance-based options, or a combination. Time-based options generally vest in equal increments of 20% on each of the first five anniversaries of the grant date. The performance-based options vest based on the investment returns of our stockholders. One-half of the performance-based options become eligible to vest upon the stockholders receiving cash proceeds equal to two times their amount vested, and one-half of the performance-based options become eligible to vest upon the stockholders receiving cash proceeds equal to three times their amount vested subject to certain conditions and limitations. In addition, the performance-based options may vest earlier at lower thresholds upon liquidity events prior to December 31, 2009 and 2011, as well as pro rata, in certain circumstances.

The following is a summary of share-based option activity for the period January 28, 2008 through September 30, 2008:

	Successor Entity
Options	Shares	Weighted Average Exercise Price	Fair Value(1)	Weighted Average Remaining Contractual Term (years)
Outstanding at January 28, 2008	133,133	$25.00	$20.82
Options granted	3,321,476	100.00	36.52
Exercised	—	—	—
Cancelled	(192,347)	100.00	36.60

Outstanding at September 30, 2008	3,262,262	$96.94	$35.02	9.2

Exercisable at September 30, 2008(2)	133,133	25.00	$20.82	3.7

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

The weighted-average grant date fair value of options granted during the quarter ended September 30, 2008 was $38.32. There were no stock option exercises during the period January 28, 2008 through September 30, 2008.

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

The assumptions and fair value of options granted during the quarter ended September 30, 2008 and the period January 28, 2008 through September 30, 2008 are as follows:

	Quarter Ended Sept. 30, 2008 Successor Entity	January 28 to Sept. 30, 2008 Successor Entity
Expected volatility	34.6%	34.9%
Expected dividend yield	—	—
Expected term (in years)	5.7	6.0
Risk-free interest rate	3.2%	3.3%
Weighted average fair value per share of options granted	$38.32	$36.51

As of September 30, 2008, there was approximately $74.6 million of total unrecognized compensation cost related to stock option grants. This cost is expected to be recognized over a remaining weighted-average period of 2.2 years. The compensation cost that has been charged against income for stock option grants was approximately $4.9 million and $11.8 million for the quarter ended September 30, 2008 and for the period January 28, 2008 through September 30, 2008, respectively. $3.4 million was included in Corporate expense and $1.5 million was included in Property general, administrative and other in the Consolidated Condensed

Statements of Operations for the quarter ended September 30, 2008 and $8.5 million was included in Corporate expense and $3.3 million was included in Property general, administrative and other in the Consolidated Condensed Statements of Operations for the period January 28, 2008 through September 30, 2008.

Note 4—Goodwill and Other Intangible Assets

The following table sets forth changes in our goodwill for the nine months ended September 30, 2008.

(In millions)
Balance at December 31, 2007 (Predecessor)	$3,553.6
Additions or adjustments	(3.9)

Balance at January 27, 2008 (Predecessor)	3,549.7
Elimination of Predecessor goodwill	(3,549.7)
Goodwill assigned in preliminary purchase price allocation	9,315.0

Balance at September 30, 2008 (Successor)	$9,315.0

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets.

	Predecessor
(In millions)	As of December 31, 2007	Additions/ Other Changes	Amortization	As of January 27, 2008
Amortizing intangible assets
Trademarks	$15.2	$—	$(0.4)	$14.8
Gaming rights	34.2	—	(0.1)	34.1
Contract rights	100.8	—	(1.3)	99.5
Customer relationships	511.2	—	(3.7)	507.5

	661.4	—	(5.5)	655.9

Nonamortizing intangible assets
Trademarks	570.4	—		570.4
Gaming rights	807.7	(3.8)		803.9

	1,378.1	(3.8)		1,374.3

Total	$2,039.5	$(3.8)	$(5.5)	$2,030.2

	Successor
(In millions)	As of January 28, 2008	Additions/ Other Changes	Amortization	As of Sept. 30, 2008
Amortizing intangible assets
Trademarks	$10.4	$—	$(1.4)	$9.0
Gaming rights	42.8	—	(1.7)	41.1
Patented technology	93.5	—	(7.8)	85.7
Contract rights	134.3	(2.7)	(24.6)	107.0
Customer relationships	1,454.5	—	(83.7)	1,370.8

	1,735.5	(2.7)	(119.2)	1,613.6

Nonamortizing intangible assets
Trademarks	2,729.4	—		2,729.4
Gaming rights	1,951.0	(21.9)		1,929.1

	4,680.4	(21.9)		4,658.5

Total	$6,415.9	$(24.6)	$(119.2)	$6,272.1

The aggregate amortization for the quarter and nine months ended September 30, 2008, for those assets that are amortized under the provisions of SFAS No. 142 was $38.8 million and $124.7 million, respectively. Estimated annual amortization expense for those assets for the years ending December 31, 2008, 2009, 2010, 2011 and 2012 is $162.0 million, $175.5 million, $162.0 million, $156.3 million and $155.0 million, respectively. The amount of amortization to be recorded in future periods is subject to change as the purchase price allocation is refined and finalized.

We perform an annual assessment of intangible assets for impairment during the fourth quarter of each year. Our annual budget and forecasting process is also completed in the fourth quarter and provides key inputs into the impairment analysis. The provisions of SFAS No. 142 call for interim testing if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. An example of an event is a significant adverse change in the business climate, which we believe has occurred during the third quarter. However, as discussed in Note 2, the purchase price allocation related to the Merger has not yet been completed. Given that the asset values are not yet finalized and that other key inputs that support the impairment analysis are not yet available, it was not reasonably possible to develop an estimate of any potential impairment in the third quarter. The allocation of the purchase price related to the Merger and the annual impairment analysis will be completed during fourth quarter. We believe there is a reasonable possibility that the completion of these activities will result in a non-cash, impairment charge in the fourth quarter. The amount of the charge, however, cannot be reasonably estimated until the analysis is completed.

Note 5—Preferred and Common Stock

Preferred Stock

As of September 30, 2008, the authorized Preferred Stock shares are 40,000,000, par value $0.01 per share, stated value $100.00 per share.

On January 28, 2008, the Board adopted a resolution authorizing the creation and issuance of a series of Preferred Stock to be known as the Non-Voting Perpetual Preferred Stock. The number of shares constituting such series shall be 20,000,000.

On a quarterly basis, each share of non-voting preferred stock accrues dividends at a rate of 15.0% per annum, compounded quarterly. Dividends will be paid in cash, when, if and as declared by the board of directors, subject to approval by relevant regulators. We currently do not expect to pay cash dividends. Dividends on Non-Voting Perpetual Preferred Stock are cumulative. As of September 30, 2008, such dividends in arrears are $213.0 million. Shares of the non-voting preferred stock rank prior in right of payment to the non-voting and voting common stock and are entitled to a liquidation preference.

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

Common Stock

As of September 30, 2008, the authorized Common Stock of the Company totaled 80,000,020 shares, consisting of 20 shares of Voting Common Stock, par value $0.01 per share and 80,000,000 shares of Non-Voting Common Stock, par value $0.01 per share. The voting common stock represents less than 1% of the capital stock of Harrah’s Entertainment, with the non-voting common stock and non-voting preferred stock together representing the remainder.

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

Note 6—Debt

Long-term debt consisted of the following:

(In millions)	Successor At Sept. 30, 2008	Predecessor At December 31, 2007
Credit facilities
Term loans, 5.8% at September 30, 2008, maturities to 2015	$7,213.8	$—
6.5%-7.0%, maturities to 2014	250.0	—
4.05%-6.25%, maturities to 2011	—	5,768.1
Subsidiary guaranteed debt
10.75% Senior Notes due 2016, including senior interim loans of $342.6, 9.25% at September 30, 2008	5,275.0	—
10.75%/11.5% Senior PIK Toggle Notes due 2018, including senior interim loans of $97.4, 10.0% at September 30, 2008	1,500.0	—
Unsecured Senior Notes
7.5%, maturity 2009	5.1	136.2
7.5%, maturity 2009	0.9	442.4
5.5%, maturity 2010	658.3	747.1
8.0%, maturity 2011	64.5	71.7
5.375%, maturity 2013	354.9	497.7
7.0%, maturity 2013	0.7	324.4
5.625%, maturity 2015	661.1	996.3
6.5%, maturity 2016	498.1	744.3
5.75%, maturity 2017	454.0	745.8
Floating Rate Contingent Convertible Senior Notes, maturity 2024	0.2	370.6
Floating Rate Notes, maturity 2008	—	250.0
Unsecured Senior Subordinated Notes
8.875%, maturity 2008	—	409.6
7.875%, maturity 2010	345.4	394.9
8.125%, maturity 2011	297.2	380.3
Other Secured Borrowings
CMBS financing, 5.49% at September 30, 2008, maturity 2013	6,500.0	—
S. Africa, prime less 1.5%, maturity 2009	7.6	10.5
6.0%, maturity 2010	25.0	25.0
4.25%–8.5%, maturities to 2037 at September 30, 2008	2.4	4.4
7.1%, maturity 2028	—	87.7
Other Unsecured Borrowings
LIBOR plus 4.5%, maturity 2010	23.5	29.1
5.3% special improvement district bonds, maturity 2037	69.7	—
Other, various maturities	1.4	1.6
Capitalized Lease Obligations
5.75%–10.0%, maturities to 2011	5.4	2.7

	24,214.2	12,440.4
Current portion of long-term debt	(84.0)	(10.8)

	$24,130.2	$12,429.6

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

At September 30, 2008, $5.1 million, face amount, of our 7.5% Senior Notes due January 15, 2009, and $0.8 million, face amount, of our 7.5% Senior Notes due September 1, 2009, are classified as long-term in our Consolidated Condensed Balance Sheet because the Company has both the intent and the ability to refinance these notes. The majority of our debt is due after 2010. Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows and from borrowings under our established debt programs. Long-term obligations are expected to be paid through operating cash flows, refinancing of debt, joint venture partners or, if necessary, additional debt offerings.

In August 2008, our Board of Directors authorized the Company to spend, from time to time through cash purchases, up to $80 million to retire our outstanding debt in open market purchases, privately negotiated transactions or otherwise. These repurchases will be funded through available cash from operations and borrowings from our established debt programs. Such repurchases are dependent on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. As of September 30, 2008, $32.3 million, face amount, of our 5.5% Senior Notes due 2010, $12.1 million, face amount, of our 7.875% Senior Subordinated Notes due 2010 and $21.7 million, face amount, of our 8.125% Senior Subordinated Notes due 2011 were retired for a total of $53.3 million. Gains totaling $7.4 million, representing discounts associated with the early retirement of debt, were recorded and are included in Income from continuing operations in our Consolidated Condensed Statements of Operations for the period ended September 30, 2008.

In July 2008, Harrah’s Operating Company (“HOC”), a wholly-owned subsidiary of the Company and the holder of a majority of its debt, made the permitted election under the Indenture governing its 10.75%/11.5% Senior Toggle Notes due 2018 and the Senior Unsecured Interim Loan Agreement dated January 28, 2008, to pay all interest due on January 28, and February 1, 2009, for the loan in kind. The Company intends to use the cash savings generated by this election for general corporate purposes, including the early retirement of other debt.

Credit Agreement

As of September 30, 2008, our senior secured credit facilities (the “Credit Facilities”) provide for senior secured financing of up to $9.214 billion, consisting of (i) senior secured term loan facilities in an aggregate principal amount of up to $7.214 billion maturing on January 28, 2015 and (ii) a senior secured revolving credit facility in an aggregate principal amount of $2.0 billion, maturing January 28, 2014, including both a letter of credit sub-facility and a swingline loan sub-facility. Interest on the Credit Agreement is based on our debt ratings and leverage ratio and is subject to change. In addition, we may request one or more incremental term loan facilities and/or increase commitments under our revolving facility in an aggregate amount of up to $1.75 billion, subject to certain conditions and receipt of commitments by existing or additional financial institutions or institutional lenders. As of September 30, 2008, $7.46 billion in borrowings was outstanding under the Credit Facilities with an additional $0.2 billion committed to back letters of credit. Our total borrowings outstanding at September 30, 2008, include $250 million that we borrowed on September 19, 2008, to provide us with greater financial flexibility in light of the turmoil in the financial markets. After consideration of these borrowings and letters of credit, $1.6 billion of additional borrowing capacity was available to the Company under the Credit Facilities as of September 30, 2008. As of the date of this filing, we have drawn an additional $250 million of the available borrowing capacity to further preserve our financial flexibility.

Borrowings under the Credit Facilities bear interest at a rate equal to the then-current LIBOR rate or at a rate equal to the alternate base rate, in each case plus an applicable margin. In addition, on a quarterly basis, we are required to pay each lender (i) a commitment fee in respect of any unused commitments under the revolving credit facility and (ii) a letter of credit fee in respect of the aggregate face amount of outstanding letters of credit under the revolving credit facility. As of September 30, 2008, the Credit Facilities bore interest based upon 300 basis points over LIBOR for the term loans, 200 basis points over the alternate base rate for the revolver loan and 150 basis points over LIBOR for the swingline loan and bore a commitment fee for unborrowed amounts of 50 basis points.

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

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of September 30, 2008, we have ten interest rate swap agreements for notional amounts totaling $6.5 billion. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. The major terms of the interest rate swap agreements are as follows.

Effective Date	Notional Amount	Fixed Rate Paid	Variable Rate Received as of September 30, 2008	Next Reset Date	Maturity Date
	(In millions)
April 25, 2007	$200	4.898%	2.800%	October 27, 2008	April 25, 2011
April 25, 2007	200	4.896%	2.800%	October 27, 2008	April 25, 2011
April 25, 2007	200	4.925%	2.800%	October 27, 2008	April 25, 2011
April 25, 2007	200	4.917%	2.800%	October 27, 2008	April 25, 2011
April 25, 2007	200	4.907%	2.800%	October 27, 2008	April 25, 2011
September 26, 2007	250	4.809%	2.800%	October 27, 2008	April 25, 2011
September 26, 2007	250	4.775%	2.800%	October 27, 2008	April 25, 2011
April 25, 2008	1,000	4.172%	2.800%	October 27, 2008	April 25, 2012
April 25, 2008	2,000	4.276%	2.800%	October 27, 2008	April 25, 2013
April 25, 2008	2,000	4.263%	2.800%	October 27, 2008	April 25, 2013

Until February 15, 2008, none of our interest rate swap agreements were designated as hedging instruments; therefore, gains or losses resulting from changes in the fair value of the swaps were recognized in earnings in the period of the change. On February 15, 2008, eight of our interest rate swap agreements for notional amounts totaling $3.5 billion were designated as hedging instruments, and on April 1, 2008, the remaining swap agreements were designated as hedging instruments. Upon designation as hedging instruments, only any measured ineffectiveness is recognized in earnings in the period of change. In the quarter and nine months ended September 30, 2008, a credit of $13.9 million and a net charge of $54.6 million, respectively, representing the changes in the fair values of our swap agreements are included in Interest expense in our 2008 Consolidated Condensed Statement of Operations, compared with $25.2 million and $10.8 million, respectively, for the quarter and nine months ended September 30, 2007.

Additionally, on January 28, 2008, we entered into an interest rate cap agreement to partially hedge the risk of future increases in the variable rate of the CMBS debt. The interest rate cap agreement, which was effective January 28, 2008, and terminates February 13, 2013, is for a notional amount of $6.5 billion at a LIBOR cap rate of 4.5%. The interest rate cap was designated as a hedging instrument on May 1, 2008. In the quarter and nine months ended September 30, 2008, a credit of $0.1 million and a net charge of $12.2 million, respectively, are included in Interest expense in our Consolidated Condensed Statement of Operations.

Note 7—Fair Value Measurements

We adopted the required provisions of SFAS No. 157, “Fair Value Measurements,” on January 1, 2008. SFAS No. 157 outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures.

FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis

(at least annually). At this time, we have chosen not to apply SFAS No. 157 early for nonrecurring measurements made for nonfinancial assets and nonfinancial liabilities. There were no nonfinancial assets or nonfinancial liabilities recognized or disclosed at fair value during the first nine months of 2008.

Under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS No. 115,” entities are permitted to choose to measure many financial instruments and certain other items at fair value. We did not elect the fair value measurement option under SFAS No. 159 for any of our financial assets or financial liabilities.

In accordance with the fair value hierarchy described in SFAS No. 157, the following table shows the fair value of our financial assets and financial liabilities that are required to be measured at fair value as of September 30, 2008.

(In millions)	Balance at Sept. 30, 2008	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$142.0	$—	$142.0	$—
Deferred compensation plan assets	128.0	—	128.0	—

Liabilities:
Derivative instruments	(121.8)	—	(121.8)	—
Deferred compensation plan liabilities	(109.7)	—	(109.7)	—

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

Note 8—Supplemental Cash Flow Disclosures

Cash Paid for Interest and Taxes

The following table reconciles our Interest expense, net of interest capitalized, per the Consolidated Condensed Statements of Operations, to cash paid for interest:

	Successor	Predecessor	Predecessor
(In millions)	January 28, 2008 Through Sept. 30, 2008	January 1, 2008 Through January 27, 2008	Nine Months Ended Sept. 30, 2007
Interest expense, net of interest capitalized	$1,469.4	$89.7	$578.4
Adjustments to reconcile to cash paid for interest:
Net change in accruals	(210.3)	8.7	0.4
Amortization of deferred finance charges	(67.4)	(0.8)	(7.6)
Net amortization of discounts and premiums	(92.8)	2.9	30.6
Amortization of other comprehensive income	(0.6)	(0.1)	(0.7)
Change in accrual (related to PIK)	(26.9)	—	—
Change in fair value of interest rate swaps	(27.7)	(39.2)	(10.8)

Cash paid for interest, net of amount capitalized	$1,043.7	$61.2	$590.3

Cash payments of income taxes, net	$5.5	$1.0	$278.8

Note 9—Commitments and Contingent Liabilities

Contractual Commitments

We continue to pursue additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties and development completion guarantees. The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments, pursuant to these contracts for the three managed Indian-owned facilities now open, which extend for periods of up to 62 months from September 30, 2008, is $1.2 million. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.

In February 2008, we entered into an agreement with the State of Louisiana whereby we extended our guarantee of an annual payment obligation of JCC, our wholly-owned subsidiary, of $60 million owed to the State of Louisiana. The guarantee was extended for one year to end March 31, 2011.

In addition to the guarantees discussed above, as of September 30, 2008, we had commitments and contingencies of $1,605.2 million, including construction-related commitments.

Severance Agreements

As of September 30, 2008, we have severance agreements with 20 of our executives, which provide for payments to the executives in the event of their termination after a change in control, as defined. These agreements provide, among other things, for a compensation payment of 1.5 to 3.0 times the executive’s average annual compensation, as defined. The estimated amount, computed as of September 30, 2008, that would be payable under the agreements to these executives aggregated approximately $53.4 million. The estimated amount that would be payable to these executives does not include an estimate for the tax gross-up payment, provided for in the agreements, that would be payable to the executive if the executive becomes entitled to severance payments which are subject to federal excise tax imposed on the executive.

Employment Agreement

We entered into an employment agreement with one executive that replaced his severance agreement as of January 28, 2008. The employment agreement provides for payments to the executive in the event of his termination after a change in control, as defined, and provides for, among other things, a compensation payment of 3.0 times the executive’s average annual compensation, as defined. The estimated amount, computed as of September 30, 2008, that would be payable under the agreement to the executive based on the compensation payment aggregated approximately $17.3 million. The estimated amount that would be payable to the executive does not include an estimate for the tax gross-up payment, provided for in the agreement, that would be payable to the executive if the executive becomes entitled to severance payments which are subject to federal excise tax imposed on the executive.

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

Litigation Related to Development

On March 6, 2008, Caesars Bahamas Investment Corporation (“CBIC”), an indirect subsidiary of HOC terminated its previously announced agreement to enter into a joint venture in the Bahamas with Baha Mar Joint Venture Holdings Ltd. and Baha Mar JV Holding Ltd. (collectively, “Baha Mar”). To enforce its rights, on March 13, 2008, CBIC filed a complaint against Baha Mar, and the Baha Mar Development Company Ltd., in the Supreme Court of the State of New York, seeking a declaratory judgment with respect to CBIC’s rights under the Subscription and Contribution Agreement (the “Subscription Agreement”), between CBIC and Baha Mar, dated January 12, 2007. Pursuant to the Subscription Agreement, CBIC agreed, subject to certain conditions, to subscribe for shares in Baha Mar Joint Venture Holdings Ltd., which was formed to develop and construct a casino, golf course and resort project in the Bahamas. The complaint alleges that (i) the Subscription Agreement grants CBIC the right to terminate the agreement at any time prior to the closing of the transactions contemplated therein, if the closing does not occur on time; (ii) the closing did not occur on time; and, (iii) CBIC exercised its right to terminate the Subscription Agreement, and to abandon the transactions contemplated therein. The complaint seeks a declaratory judgment that the Subscription Agreement has been terminated in accordance with its terms and the transactions contemplated therein have been abandoned.

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

We classify reserves for tax uncertainties within Accrued expenses and Deferred credits and other in our Consolidated Condensed Balance Sheets, separate from any related income tax payable or deferred income taxes. In accordance with FIN 48, we reserve amounts related to any uncertain tax position, as well as potential interest or penalties associated with those items.

Note 12—Discontinued Operations

Discontinued operations consist of insurance proceeds from the settlement of claims related to hurricane damages to Grand Casino Gulfport, which we sold in March 2006. Operating results for Grand Casino Gulfport were presented as discontinued operations until its sale. No gain or loss was recorded on this sale. Pursuant to the terms of the sale agreement, we were to retain all insurance proceeds related to Grand Casino Gulfport, and in the nine months ended September 30, 2008, $141.1 million of insurance proceeds related to Mississippi Gulf Coast claims are reported in Discontinued operations in our Consolidated Condensed Statement of Operations.

Note 13—Insurance Proceeds Related to Hurricane-Damaged Properties

In first quarter 2008, we entered into a settlement agreement with our insurance carriers related to the remaining unsettled claims associated with damages incurred in Mississippi from Hurricane Katrina in 2005, and the final payment of $338.1 million was received in first quarter. Insurance proceeds exceeded the net book value of the impacted assets and costs and expenses that were reimbursed under our business interruption claims, and the excess is recorded as income in the line item, Write-downs, reserves and recoveries, for properties included in continuing operations and in the line item, Income from discontinued operations, for properties included in discontinued operations. In the nine months ended September 30, 2008, $185.4 million of insurance proceeds are included in Write-downs, reserves and recoveries and $141.1 million of insurance proceeds are included in Discontinued operations in our Consolidated Condensed Statements of Operations.

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

Note 15—Consolidating Financial Information of Guarantors and Issuers

As of September 30, 2008, HOC, a 100% owned subsidiary of Harrah’s Entertainment, is the issuer of certain debt securities that have been guaranteed by Harrah’s Entertainment and certain subsidiaries of HOC. The following consolidating schedules present condensed financial information for Harrah’s Entertainment, the parent and guarantor; HOC, the subsidiary issuer; guarantor subsidiaries of HOC; and non-guarantor subsidiaries of Harrah’s Entertainment and HOC, which includes the CMBS properties, as of September 30, 2008, and December 31, 2007, and for the successor companies for the three months ended September 30, 2008, and the period January 28, 2008, through September 30, 2008, and for the predecessor companies for the periods from January 1, 2008, through January 27, 2008, and for the three months and nine months ended September 30, 2007. The condensed consolidating financial information as of December 31, 2007, has been recast to reflect the results of HOC based on its legal ownership of guarantor and non-guarantor subsidiaries that existed as of that date. We believe this alternative presentation is more meaningful as it includes the operations and financial position of the subsidiaries consolidated by HOC at that time and is therefore the preferable method.

The financial information included in this section reflects ownership of the CMBS properties pursuant to the spin-off and transfer described in Note 6 – Debt, CMBS Financing.

HARRAH’S ENTERTAINMENT, INC.

(SUCCESSOR ENTITY)

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2008

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non Guarantors	Consolidating/ Eliminating Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$52.7	$404.7	$254.5	$294.0	$—	$1,005.9
Receivables, less allowance for doubtful accounts	—	7.3	274.0	124.0	—	405.3
Deferred income taxes	—	59.7	63.2	22.5	—	145.4
Income tax receivable	—	4.0	1.6	1.8	—	7.4
Prepayments and other	—	13.8	105.7	112.8	—	232.3
Inventories	—	1.9	45.9	22.5	—	70.3
Intercompany receivables	—	231.5	127.2	147.7	(506.4)	—

Total current assets	52.7	722.9	872.1	725.3	(506.4)	1,866.6
Land, buildings, riverboats and equipment, net of accumulated depreciation	—	263.2	10,960.2	7,053.6	(4.4)	18,272.6
Assets held for sale	—	36.1	14.5	—	—	50.6
Goodwill	—	8.9	5,304.6	4,001.5	—	9,315.0
Intangible assets	—	7.1	5,377.3	887.7	—	6,272.1
Investments in and advances to nonconsolidated affiliates	5,572.0	19,058.0	4.5	28.4	(24,630.0)	32.9
Deferred costs and other	—	586.7	250.3	365.5	—	1,202.5
Intercompany receivables	200.0	1,315.8	1,687.7	1,202.4	(4,405.9)	—

	$5,824.7	$21,998.7	$24,471.2	$14,264.4	$(29,546.7)	$37,012.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$148.3	$170.8	$84.0	$—	$403.1
Accrued expenses	7.6	538.5	578.1	423.2	—	1,547.4
Current portion of long-term debt	—	72.5	3.5	8.0	—	84.0
Intercompany payables	—	16.7	275.4	214.3	(506.4)	—

Total current liabilities	7.6	776.0	1,027.8	729.5	(506.4)	2,034.5
Liabilities held for sale	—	—	0.7	—	—	0.7
Long-term debt	—	17,506.7	99.7	6,523.8	—	24,130.2
Deferred credits and other	—	371.3	38.2	52.0	—	461.5
Deferred income taxes	—	161.5	2,890.3	1,461.2	—	4,513.0
Intercompany notes	2.0	298.1	1,973.4	2,132.4	(4,405.9)	—

	9.6	19,113.6	6,030.1	10,898.9	(4,912.3)	31,139.9
Minority interests	—	—	—	57.3	—	57.3
Preferred stock	2,206.2	—	—	—	—	2,206.2
Stockholders’ equity	3,608.9	2,885.1	18,441.1	3,308.2	(24,634.4)	3,608.9

	$5,824.7	$21,998.7	$24,471.2	$14,264.4	$(29,546.7)	$37,012.3

HARRAH’S ENTERTAINMENT, INC.

(PREDECESSOR ENTITY)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2007

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non Guarantors	Consolidating/ Eliminating Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$—	$15.2	$353.1	$341.7	$—	$710.0
Receivables, net of allowance for doubtful accounts	—	55.3	300.1	121.0	—	476.4
Deferred income taxes	—	114.1	70.2	15.7	—	200.0
Income tax receivable	—	—	2.9	2.1	—	5.0
Prepayments and other	—	11.8	96.5	107.9	—	216.2
Inventories	—	1.6	46.5	22.2	—	70.3
Intercompany receivables	—	288.6	151.2	69.8	(509.6)	—

Total current assets	—	486.6	1,020.5	680.4	(509.6)	1,677.9
Land, buildings, riverboats and equipment, net of accumulated depreciation	—	352.6	9,919.4	5,304.8	(5.3)	15,571.5
Assets held for sale	—	—	4.5	—	—	4.5
Goodwill	—	—	2,575.8	977.8	—	3,553.6
Intangible assets	—	—	1,608.4	431.1	—	2,039.5
Investments in and advances to nonconsolidated affiliates	6,628.1	16,446.1	10.8	7.8	(23,074.2)	18.6
Deferred costs and other	—	169.4	261.9	60.8	—	492.1
Intercompany receivables	—	2,296.0	1,902.7	1,915.4	(6,114.1)	—

	$6,628.1	$19,750.7	$17,304.0	$9,378.1	$(29,703.2)	$23,357.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$149.1	$186.7	$106.2	$—	$442.0
Accrued expenses	1.2	408.6	567.5	373.9	—	1,351.2
Current portion of long-term debt	—	—	2.5	8.3	—	10.8
Intercompany payables	—	10.7	437.8	61.1	(509.6)	—

Total current liabilities	1.2	568.4	1,194.5	549.5	(509.6)	1,804.0
Liabilities held for sale	—	—	0.6	—	—	0.6
Long-term debt	—	12,279.4	118.0	32.2	—	12,429.6
Deferred credits and other	—	308.4	108.0	48.4	—	464.8
Deferred income taxes	—	(110.7)	1,449.0	641.3	—	1,979.6
Intercompany notes	—	98.1	2,564.7	3,451.3	(6,114.1)	—

	1.2	13,143.6	5,434.8	4,722.7	(6,623.7)	16,678.6
Minority interests	—	—	—	52.2	—	52.2
Stockholders’ equity	6,626.9	6,607.1	11,869.2	4,603.2	(23,079.5)	6,626.9

	$6,628.1	$19,750.7	$17,304.0	$9,378.1	$(29,703.2)	$23,357.7

HARRAH’S ENTERTAINMENT, INC.

(SUCCESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$27.5	$1,415.2	$687.4	$—	$2,130.1
Food and beverage	—	6.1	247.9	173.6	—	427.6
Rooms	—	6.1	177.3	133.3	—	316.7
Management fees	—	2.3	17.5	(0.7)	(2.5)	16.6
Other	—	9.2	92.6	81.7	(1.6)	181.9
Less: casino promotional allowances	—	(8.0)	(279.9)	(139.1)	—	(427.0)

Net revenues	—	43.2	1,670.6	936.2	(4.1)	2,645.9

Operating expenses
Direct
Casino	—	16.4	756.8	356.2	—	1,129.4
Food and beverage	—	2.9	93.9	81.3	—	178.1
Rooms	—	0.5	33.7	30.7	—	64.9
Property general, administrative and other	—	19.7	377.9	232.3	1.9	631.8
Depreciation and amortization	—	2.1	91.0	58.8	0.1	152.0
Write-downs, reserves and recoveries	9.0	2.5	20.6	14.7	—	46.8
Project opening costs	—	—	15.2	1.1	—	16.3
Corporate expense	9.9	19.6	7.1	4.1	(6.0)	34.7
Merger and integration costs	—	1.0	—	—	—	1.0
Losses/(income) on interests in nonconsolidated affiliates	118.5	(237.1)	(40.0)	2.1	159.0	2.5
Amortization of intangible assets	—	0.1	25.6	13.1	—	38.8

Total operating expenses	137.4	(172.3)	1,381.8	794.4	155.0	2,296.3

(Loss)/income from operations	(137.4)	215.5	288.8	141.8	(159.1)	349.6
Interest expense, net of interest capitalized	—	(429.8)	(45.0)	(140.2)	81.6	(533.4)
Losses on early extinguishments of debt	—	7.4	—	—	—	7.4
Other income, including interest income	1.6	30.3	27.0	29.9	(81.6)	7.2

(Loss)/income from continuing operations before income taxes and minority interests	(135.8)	(176.6)	270.8	31.5	(159.1)	(169.2)
Benefit/(provision) for income taxes	6.1	142.2	(88.1)	(14.2)	—	46.0
Minority interests	—	—	0.1	(7.3)	—	(7.2)

(Loss)/income from continuing operations	(129.7)	(34.4)	182.8	10.0	(159.1)	(130.4)

Discontinued operations
Income from discontinued operations	—	—	0.7	—	—	0.7
Provision for income taxes	—	—	—	—	—	—

Income from discontinued operations, net	—	—	0.7	—	—	0.7

Net (loss)/income	$(129.7)	$(34.4)	$183.5	$10.0	$(159.1)	$(129.7)

HARRAH’S ENTERTAINMENT, INC.

(PREDECESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$28.1	$1,565.3	$740.2	$—	$2,333.6
Food and beverage	—	6.3	251.2	187.6	—	445.1
Rooms	—	6.7	192.0	142.9	—	341.6
Management fees	—	2.2	23.0	—	(4.7)	20.5
Other	—	0.8	102.5	102.2	(20.7)	184.8
Less: casino promotional allowances	—	(7.5)	(319.4)	(158.4)	—	(485.3)

Net revenues	—	36.6	1,814.6	1,014.5	(25.4)	2,840.3

Operating expenses
Direct
Casino	—	14.5	777.6	403.8	—	1,195.9
Food and beverage	—	3.2	97.6	93.5	—	194.3
Rooms	—	0.8	35.5	30.7	—	67.0
Property general, administrative and other	—	21.1	397.5	199.3	(25.2)	592.7
Depreciation and amortization	—	3.4	138.2	65.4	(0.2)	206.8
Write-downs, reserves and recoveries	—	7.1	(1.8)	(59.8)	—	(54.5)
Project opening costs	—	—	—	4.8	—	4.8
Corporate expense	—	30.8	6.8	—	—	37.6
Merger and integration costs	—	0.7	—	—	—	0.7
(Income)/losses on interests in nonconsolidated affiliates	(244.4)	(802.0)	(16.6)	1.0	1,062.1	0.1
Amortization of intangible assets	—	—	17.3	0.4	—	17.7

Total operating expenses	(244.4)	(720.4)	1,452.1	739.1	1,036.7	2,263.1

Income/(loss) from operations	244.4	757.0	362.5	275.4	(1,062.1)	577.2
Interest expense, net of interest capitalized	—	(221.1)	(71.6)	(121.5)	198.1	(216.1)
Loss on early extinguishment of debt	—	—	—	(2.0)	—	(2.0)
Other income, including interest income	—	37.5	85.8	79.7	(198.1)	4.9

Income/(loss) from continuing operations before income taxes and minority interests	244.4	573.4	376.7	231.6	(1,062.1)	364.0
Benefit/(provision) for income taxes	—	84.8	(176.8)	(45.4)	—	(137.4)
Minority interests	—	—	—	(6.0)	—	(6.0)

Income/(loss) from continuing operations	244.4	658.2	199.9	180.2	(1,062.1)	220.6

Discontinued operations
Income from discontinued operations	—	—	39.0	—	—	39.0
Provision for income taxes	—	—	(15.2)	—	—	(15.2)

Income from discontinued operations, net	—	—	23.8	—	—	23.8

Net income/(loss)	$244.4	$658.2	$223.7	$180.2	$(1,062.1)	$244.4

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

HARRAH’S ENTERTAINMENT, INC.

(SUCCESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD

JANUARY 28, 2008 THROUGH SEPTEMBER 30, 2008

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$68.6	$3,745.3	$1,839.3	$—	$5,653.2
Food and beverage	—	15.4	657.6	487.2	—	1,160.2
Rooms	—	14.4	492.0	387.8	—	894.2
Management fees	—	6.3	47.1	(0.1)	(7.5)	45.8
Other	—	29.2	303.6	210.9	(81.3)	462.4
Less: casino promotional allowances	—	(19.2)	(733.4)	(374.7)	—	(1,127.3)

Net revenues	—	114.7	4,512.2	2,550.4	(88.8)	7,088.5

Operating expenses
Direct
Casino	—	41.3	1,994.4	1,001.4	—	3,037.1
Food and beverage	—	8.1	254.4	223.6	—	486.1
Rooms	—	1.5	92.6	85.3	—	179.4
Property general, administrative and other	—	40.5	1,046.8	598.8	(67.1)	1,619.0
Depreciation and amortization	—	5.4	290.2	156.8	—	452.4
Write-downs, reserves and recoveries	9.0	5.7	(143.1)	66.6	—	(61.8)
Project opening costs	—	—	20.3	6.0	—	26.3
Corporate expense	22.7	58.6	17.0	19.3	(21.7)	95.9
Merger and integration costs	—	23.1	—	—	—	23.1
Losses/(income) on interests in nonconsolidated affiliates	294.6	(435.7)	(52.7)	0.8	194.3	1.3
Amortization of intangible assets	—	0.4	77.2	41.6	—	119.2

Total operating expenses	326.3	(251.1)	3,597.1	2,200.2	105.5	5,978.0

(Loss)/income from operations	(326.3)	365.8	915.1	350.2	(194.3)	1,110.5
Interest expense, net of interest capitalized	—	(1,178.2)	(150.4)	(369.2)	228.4	(1,469.4)
Losses on early extinguishments of debt	—	(203.9)	—	—	—	(203.9)
Other income, including interest income	3.6	79.9	89.9	73.7	(228.4)	18.7

(Loss)/income from continuing operations before income taxes and minority interests	(322.7)	(936.4)	854.6	54.7	(194.3)	(544.1)
Benefit/(provision) for income taxes	8.5	467.9	(290.7)	(38.0)	—	147.7
Minority interests	—	—	0.1	(6.3)	—	(6.2)

(Loss)/income from continuing operations	(314.2)	(468.5)	564.0	10.4	(194.3)	(402.6)

Discontinued operations
Income from discontinued operations	—	—	141.6	—	—	141.6
Provision for income taxes	—	—	(53.2)	—	—	(53.2)

Income from discontinued operations, net	—	—	88.4	—	—	88.4

Net (loss)/income	$(314.2)	$(468.5)	$652.4	$10.4	$(194.3)	$(314.2)

HARRAH’S ENTERTAINMENT, INC.

(PREDECESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$81.4	$4,523.6	$2,081.7	$—	$6,686.7
Food and beverage	—	18.2	738.8	542.1	—	1,299.1
Rooms	—	17.8	574.3	443.8	—	1,035.9
Management fees	—	6.0	69.2	0.2	(11.2)	64.2
Other	—	3.6	298.4	281.1	(58.0)	525.1
Less: casino promotional allowances	—	(20.5)	(944.2)	(448.6)	—	(1,413.3)

Net revenues	—	106.5	5,260.1	2,900.3	(69.2)	8,197.7

Operating Expenses
Direct
Casino	—	44.3	2,279.6	1,120.9	—	3,444.8
Food and beverage	—	9.4	282.1	262.2	—	553.7
Rooms	—	2.7	104.9	93.5	—	201.1
Property general, administrative and other	—	75.7	1,181.3	607.4	(69.0)	1,795.4
Depreciation and amortization	—	10.7	402.6	188.3	(0.2)	601.4
Write-downs, reserves and recoveries		21.3	(44.8)	(59.5)	—	(83.0)
Project opening costs	—	—	2.3	19.8	—	22.1
Corporate expense	0.1	82.9	14.7	—	—	97.7
Merger and integration costs	—	8.3	—	—	—	8.3
(Income)/losses on interests in nonconsolidated affiliates	(668.6)	(1,340.3)	(45.4)	(1.8)	2,052.5	(3.6)
Amortization of intangible assets	—	—	52.3	1.2	—	53.5

Total operating expenses	(668.5)	(1,085.0)	4,229.6	2,232.0	1,983.3	6,691.4

Income/(loss) from operations	668.5	1,191.5	1,030.5	668.3	(2,052.5)	1,506.3
Interest expense, net of interest capitalized	—	(595.2)	(181.9)	(246.8)	445.5	(578.4)
Loss on early extinguishment of debt	—		—	(2.0)	—	(2.0)
Other income, including interest income	(0.1)	91.5	223.1	159.7	(445.5)	28.7

Income/(loss) from continuing operations before income taxes and minority interests	668.4	687.8	1,071.7	579.2	(2,052.5)	954.6
(Provision)/benefit for income taxes	(1.2)	226.1	(409.4)	(169.6)	—	(354.1)
Minority interests	—	—	—	(17.2)	—	(17.2)

Income/(loss) from continuing operations	667.2	913.9	662.3	392.4	(2,052.5)	583.3

Discontinued operations
Income from discontinued operations	—	—	133.3	—	—	133.3
Provision for income taxes	—	—	(49.4)	—	—	(49.4)

Income from discontinued operations, net	—	—	83.9	—	—	83.9

Net income/(loss)	$667.2	$913.9	$746.2	$392.4	$(2,052.5)	$667.2

HARRAH’S ENTERTAINMENT, INC.

(SUCCESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD

JANUARY 28, 2008 THROUGH SEPTEMBER 30, 2008

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Cash flows (used in)/provided by operating activities	$(13.1)	$(495.0)	$850.1	$318.8	$—	$660.8

Cash flows from investing activities
Land, buildings, riverboats and equipment additions	—	(24.2)	(775.2)	(167.5)	—	(966.9)
(Decrease)/increase in construction payables	—	(0.6)	8.0	(5.5)	—	1.9
Insurance proceeds for hurricane losses from asset recovery	—	—	181.4	—	—	181.4
Payment for Merger	(17,490.2)	—	—	—	—	(17,490.2)
Investments in and advances to nonconsolidated affiliates	—	—	—	(5.9)	—	(5.9)
Proceeds from other asset sales	—	0.1	4.2	0.3	—	4.6
Other	—	—	(13.8)	(17.6)	—	(31.4)

Cash flows used in investing activities	(17,490.2)	(24.7)	(595.4)	(196.2)	—	(18,306.5)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issue costs	—	13,771.3	—	6,329.9	—	20,101.2
Repayments under lending agreements	—	(5,832.1)	—	(2.7)	—	(5,834.8)
Early extinguishments of debt	—	(1,941.5)	—	—	—	(1,941.5)
Premiums paid on early extinguishments of debt	—	(225.9)	—	—	—	(225.9)
Scheduled debt retirement	—	—	—	(6.5)	—	(6.5)
Equity contribution from buyout	6,007.0	—	—	—	—	6,007.0
Minority interests’ distributions, net of contributions	—	—	—	(7.6)	—	(7.6)
Excess tax benefit from stock equity plans	(50.5)	—	—	—	—	(50.5)
Other	—	(2.0)	(0.2)	(0.1)	—	(2.3)
Transfers from/(to) affiliates	11,597.2	(4,855.9)	(264.6)	(6,476.7)	—	—

Cash flows provided by/(used in) financing activities	17,553.7	913.9	(264.8)	(163.7)	—	18,039.1

Cash flows from discontinued operations
Cash flows from operating activities	—	—	1.6	—	—	1.6
Cash flows from investing activities	—	—	—	—	—	—

Cash flows provided by discontinued operations	—	—	1.6	—	—	1.6

Net increase/(decrease) in cash and cash equivalents	50.4	394.2	(8.5)	(41.1)	—	395.0
Cash and cash equivalents, beginning of period	2.3	10.5	263.0	335.1	—	610.9

Cash and cash equivalents, end of period	$52.7	$404.7	$254.5	$294.0	$—	$1,005.9

HARRAH’S ENTERTAINMENT, INC.

(PREDECESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD

JANUARY 1, 2008 THROUGH JANUARY 27, 2008

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Cash flows provided by/(used in) operating activities	$43.9	$(106.4)	$(25.3)	$95.0	$—	$7.2

Cash flows from investing activities
Land, buildings, riverboats and equipment additions	—	(1.0)	(69.1)	(47.3)	—	(117.4)
Payments for businesses acquired, net of cash acquired	—	—	—	0.1	—	0.1
Proceeds from other asset sales	—	—	0.1	3.0	—	3.1
(Decrease)/increase in construction payables	—	(0.4)	2.8	(10.6)	—	(8.2)
Other	—	—	(1.2)	(0.5)	—	(1.7)

Cash flows used in investing activities	—	(1.4)	(67.4)	(55.3)	—	(124.1)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issue costs	—	11,316.3	—	—	—	11,316.3
Repayments under lending agreements	—	(11,288.6)	—	(0.2)	—	(11,288.8)
Early extinguishments of debt	—	—	(87.7)	—	—	(87.7)
Minority interests’ distributions, net of contributions	—	—	—	(1.6)	—	(1.6)
Proceeds from exercises of stock options	2.4	—	—	—	—	2.4
Excess tax benefit from stock equity plans	77.5	—	—	—	—	77.5
Other	—	—	(0.7)	(0.1)	—	(0.8)
Transfers (to)/from affiliates	(121.5)	75.4	90.5	(44.4)	—	—

Cash flows (used in)/provided by financing activities	(41.6)	103.1	2.1	(46.3)	—	17.3

Cash flows from discontinued operations
Cash flows from operating activities	—	—	0.5	—	—	0.5
Cash flows from investing activities	—	—	—	—	—	—

Cash flows provided by discontinued operations	—	—	0.5	—	—	0.5

Net increase/(decrease) in cash and cash equivalents	2.3	(4.7)	(90.1)	(6.6)	—	(99.1)
Cash and cash equivalents, beginning of period	—	15.2	353.1	341.7	—	710.0

Cash and cash equivalents, end of period	$2.3	$10.5	$263.0	$335.1	$—	$610.9

HARRAH’S ENTERTAINMENT, INC.

(PREDECESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Cash flows (used in)/provided by operating activities	$(165.7)	$(460.5)	$1,515.7	$295.4	$—	$1,184.9

Cash flows from investing activities
Land, buildings, riverboats and equipment additions	—	(50.1)	(548.9)	(436.8)	—	(1,035.8)
Insurance proceeds for hurricane losses from asset recovery	—	—	116.2	—	—	116.2
Payments for businesses acquired, net of cash acquired	—	—	—	(579.6)	—	(579.6)
Investments in and advances to nonconsolidated affiliates	—	—	(1.8)	1.0	—	(0.8)
Proceeds from other asset sales	—	89.3	4.2	2.3	—	95.8
(Decrease)/increase in construction payables	—	(2.9)	(17.1)	4.9	—	(15.1)
Other	—	—	(17.2)	(59.0)	—	(76.2)

Cash flows provided by/(used in) investing activities	—	36.3	(464.6)	(1,067.2)	—	(1,495.5)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issue costs	—	23,556.4	—	51.4	—	23,607.8
Repayments under lending agreements	—	(22,262.5)	—	(1.4)	—	(22,263.9)
Early extinguishment of debt	—	—	—	(120.1)	—	(120.1)
Scheduled debt retirements	—	(996.7)	—	(5.0)	—	(1,001.7)
Dividends paid	(224.2)	—	—	—	—	(224.2)
Proceeds from exercises of stock options	71.3	—	—	—	—	71.3
Excess tax benefit from stock equity plans	32.4	—	—	—	—	32.4
Minority interests’ distributions, net of contributions	—	—	—	(12.8)	—	(12.8)
Other	—	0.2	(1.7)	(0.1)	—	(1.6)
Transfers from/(to) affiliates	286.2	127.6	(1,276.2)	862.4	—	—

Cash flows provided by/(used in) financing activities	165.7	425.0	(1,277.9)	774.4	—	87.2

Cash flows from discontinued operations
Cash flows from operating activities	—	—	78.7	—	—	78.7
Cash flows from investing activities	—	—	(0.2)	—	—	(0.2)

Cash flows provided by discontinued operations	—	—	78.5	—	—	78.5

Net increase/(decrease) in cash and cash equivalents	—	0.8	(148.3)	2.6	—	(144.9)
Cash and cash equivalents, beginning of period	—	12.6	471.4	315.6	—	799.6

Cash and cash equivalents, end of period	$—	$13.4	$323.1	$318.2	$—	$654.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial position and operating results of Harrah’s Entertainment, Inc. (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as “Harrah’s Entertainment,” the “Company,” “we,” “our” and “us”) for the third quarter and first nine months of 2008 and 2007, updates, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our 2007 Annual Report on Form 10-K.

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

OPERATING RESULTS AND DEVELOPMENT PLANS

In accordance with Generally Accepted Accounting Principles, we have separated our historical financial results for the Successor period and the Predecessor period; however, we have also combined the Successor and Predecessor periods results for the nine months ended September 30, 2008, in the presentations below because we believe that it enables a meaningful presentation and comparison of results.

Overall

Quarter Results

(In millions)	Successor Third Quarter Ended Sept. 30, 2008	Predecessor Third Quarter Ended Sept. 30, 2007	Percentage Increase/ (Decrease)
Casino revenues	$2,130.1	$2,333.6	(8.7)%
Net revenues	2,645.9	2,840.3	(6.8)%
Income from operations	349.6	577.2	(39.4)%
(Loss)/income from continuing operations	(130.4)	220.6	N/M
Net (loss)/income	(129.7)	244.4	N/M
Operating margin	13.2%	20.3%	(7.1	)pts

Year-to-Date Results

(In millions)	Successor Period Jan. 28, 2008 through Sept. 30, 2008	Predecessor Period Jan. 1, 2008 through Jan. 27, 2008	Combined Nine Months Ended Sept. 30, 2008	Predecessor Nine Months Ended Sept. 30, 2007	Percentage Increase/ (Decrease)
Casino revenues	$5,653.2	$614.6	$6,267.8	$6,686.7	(6.3)%
Net revenues	7,088.5	760.1	7,848.6	8,197.7	(4.3)%
Income/(loss) from operations	1,110.5	(36.8)	1,073.7	1,506.3	(28.7)%
(Loss)/income from continuing operations	(402.6)	(101.0)	(503.6)	583.3	N/M
Net (loss)/income	(314.2)	(100.9)	(415.1)	667.2	N/M
Operating margin	15.7%	(4.8)%	13.7%	18.4%	(4.7	)pts

N/M=Not Meaningful

Revenues for the third quarter of 2008 were 6.8% lower than third quarter 2007 due primarily to turbulent economic conditions in the United States that have impacted customer visitation to our casinos. Also contributing to the 2008 decline were reduced spending by visitors to Las Vegas and the closures of our Gulf Coast casinos in advance of a hurricane. Third quarter income from continuing operations was further impacted by higher interest expense due to higher debt levels.

For the nine months ended September 30, 2008, revenues were 4.3% lower than in the prior year period, driven by declines in the Las Vegas market due to lower customer spend per trip and fewer hotel rooms available at three of our properties in Las Vegas, the impact of a smoking ban in Illinois, heavy rains and flooding affecting visitor volumes at our properties in the Midwest and the temporary closure of Gulf Coast properties due to a hurricane. Income from continuing operations was also impacted by expense incurred in connection with the Merger, primarily related to the accelerated vesting of employee stock options, stock appreciation rights (“SARs”) and restricted stock, higher interest expense and losses on the early extinguishments of debt, partially offset by proceeds from the settlement of insurance claims related to hurricane damage in 2005.

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

Las Vegas	Atlantic City	Louisiana/Mississippi	Iowa/Missouri
Caesars Palace	Harrah’s Atlantic City	Harrah’s New Orleans	Harrah’s St. Louis
Bally’s Las Vegas	Showboat Atlantic City	Harrah’s Louisiana Downs	Harrah’s North Kansas City
Flamingo Las Vegas	Bally’s Atlantic City	Horseshoe Bossier City	Harrah’s Council Bluffs
Harrah’s Las Vegas	Caesars Atlantic City	Grand Biloxi	Horseshoe Council Bluffs/
Paris Las Vegas	Harrah’s Chester(1)	Harrah’s Tunica(2)	Bluffs Run
Rio		Horseshoe Tunica
Imperial Palace		Sheraton Tunica
Bill’s Gamblin’ Hall

Illinois/Indiana	Other Nevada	Managed/International/Other
Horseshoe Southern Indiana(3)	Harrah’s Reno	Harrah’s Ak-Chin(4)
Harrah’s Joliet(1)	Harrah’s Lake Tahoe	Harrah’s Cherokee(4)
Harrah’s Metropolis	Harveys Lake Tahoe	Harrah’s Prairie Band (through 6/30/07)(4)
Horseshoe Hammond	Bill’s Lake Tahoe	Harrah’s Rincon(4)
	Harrah’s Laughlin	Conrad Punta del Este(1)
Caesars Windsor(5)
London Clubs International(6)

(1)	Not wholly-owned by Harrah’s Entertainment.
(2)	Re-branded from Grand Casino Tunica in May 2008.
(3)	Re-branded from Caesars Indiana in July 2008.
(4)	Managed, not owned.
(5)	We have a 50 percent interest in Windsor Casino Limited, which manages this property. The province of Ontario owns the complex. The property was re-branded from Casino Windsor in June 2008.
(6)	Operates 11 casino clubs in the United Kingdom, 2 in Egypt and 1 in South Africa.

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

Las Vegas Results

Quarter Results

(In millions)	Successor Third Quarter Ended Sept. 30, 2008	Predecessor Third Quarter Ended Sept. 30, 2007	Percentage Increase/ (Decrease)
Casino revenues	$429.3	$506.9	(15.3)%
Net revenues	796.8	900.4	(11.5)%
Income from operations	155.4	212.8	(27.0)%
Operating margin	19.5%	23.6%	(4.1	)pts

Year-to-Date Results

(In millions)	Successor Period Jan. 28, 2008 through Sept. 30, 2008	Predecessor Period Jan. 1, 2008 through Jan. 27, 2008	Combined Nine Months Ended Sept. 30, 2008	Predecessor Nine Months Ended Sept. 30, 2007	Percentage Increase/ (Decrease)
Casino revenues	$1,186.2	$138.7	$1,324.9	$1,462.7	(9.4)%
Net revenues	2,279.2	253.6	2,532.8	2,721.5	(6.9)%
Income from operations	497.3	51.9	549.2	687.3	(20.1)%
Operating margin	21.8%	20.5%	21.7%	25.3%	(3.6	)pts

The declines in revenues and income from operations in the third quarter 2008 reflect lower visitation and spend per trip as our customers reacted to high travel costs, volatility in the financial markets and other economic concerns.

For the first nine months of 2008, lower revenues and income from operations were driven by lower spend per trip in the market and declines in the number of hotel rooms available at Caesars Palace due to re-modeling and at Harrah’s Las Vegas and Rio due to room remediation projects.

An expansion and renovation of Caesars Palace Las Vegas is underway, which is expected to cost approximately $886 million and will include a 650-room hotel tower, including 75 luxury suites, additional meeting space, a remodeled and expanded pool area and other renovations and improvements. As of September 30, 2008, $239.0 million had been spent on this project. This expansion is scheduled for completion in phases in 2009. In addition, other renovation projects are underway at Caesars Palace that will update and enhance that property.

Atlantic City Results

Quarter Results

(In millions)	Successor Third Quarter Ended Sept. 30, 2008	Predecessor Third Quarter Ended Sept. 30, 2007	Percentage Increase/ (Decrease)
Casino revenues	$633.4	$674.9	(6.1)%
Net revenues	655.1	671.5	(2.4)%
Income from operations	123.5	141.0	(12.4)%
Operating margin	18.9%	21.0%	(2.1	)pts

Year-to-Date Results

(In millions)	Successor Period Jan. 28, 2008 through Sept. 30, 2008	Predecessor Period Jan. 1, 2008 through Jan. 27, 2008	Combined Nine Months Ended Sept. 30, 2008	Predecessor Nine Months Ended Sept. 30, 2007	Percentage Increase/ (Decrease)
Casino revenues	$1,632.9	$163.4	$1,796.3	$1,867.6	(3.8)%
Net revenues	1,663.2	160.8	1,824.0	1,810.2	0.8%
Income from operations	254.0	18.7	272.7	290.3	(6.1)%
Operating margin	15.3%	11.6%	15.0%	16.0%	(1.0	)pts

Combined third quarter 2008 revenues and income from operations for the Atlantic City region were down from the third quarter of 2007, due to reduced visitor volume and higher costs for charter services, utilities and employee benefits. Declines were partially offset by favorable results from Harrah’s Atlantic City, which benefited from the recent expansion and upgrade at that property.

For the nine months ended September 30, 2008, Atlantic City regional revenues were slightly higher than in last year’s first nine months due to the inclusion of Harrah’s Chester, which opened for simulcasting and live harness racing on September 10, 2006 and for slots play on January 22, 2007, and strong results from the opening of the new hotel tower and other amenities at Harrah’s Atlantic City, but income from operations was 6.1% lower than in the prior year nine-month period due to higher operating costs, including utilities and employee benefits. The Atlantic City market continues to be affected by the opening of three slot competitor parlors in eastern Pennsylvania and one in Yonkers, New York, and smoking restrictions in Atlantic City.

Construction has been completed on a $528 million upgrade and expansion of Harrah’s Atlantic City, which includes a new hotel tower with approximately 960 rooms, a casino expansion, a new buffet and a retail and entertainment complex. Portions of the new hotel tower opened in the first and second quarters of 2008, and the remaining phase opened in July 2008.

Louisiana/Mississippi Results

Quarter Results

(In millions)	Successor Third Quarter Ended Sept. 30, 2008	Predecessor Third Quarter Ended Sept. 30, 2007	Percentage Increase/ (Decrease)
Casino revenues	$344.3	$371.2	(7.2)%
Net revenues	368.2	391.6	(6.0)%
Income from operations	49.2	123.7	(60.2)%
Operating margin	13.4%	31.6%	(18.2	)pts

Year-to-Date Results

(In millions)	Successor Period Jan. 28, 2008 through Sept. 30, 2008	Predecessor Period Jan. 1, 2008 through Jan. 27, 2008	Combined Nine Months Ended Sept. 30, 2008	Predecessor Nine Months Ended Sept. 30, 2007	Percentage Increase/ (Decrease)
Casino revenues	$946.3	$99.0	$1,045.3	$1,115.4	(6.3)%
Net revenues	1,010.8	106.1	1,116.9	1,171.1	(4.6)%
Income from operations	327.9	10.1	338.0	292.9	15.4%
Operating margin	32.4%	9.5%	30.3%	25.0%	5.3 pts

Combined third quarter 2008 revenues from our properties in Louisiana and Mississippi were lower than in third quarter 2007, driven by hurricane-related evacuations and temporary closures of our two Gulf Coast properties and lower visitor volume at our Tunica properties. Income from operations declined from the prior year period primarily due to insurance proceeds of $61.1 million in third quarter 2007 and lost revenues due to the temporary closures of the Gulf Coast properties in third quarter 2008.

Combined revenues for the nine months ended September 30, 2008, were 4.6% lower than in the nine-month period last year due to declines in visitation to the Tunica market and disruptions during the renovation at the former Grand Casino Tunica. For the nine months ended September 30, 2008 and 2007, income from operations includes insurance proceeds of $185.4 million and $116.9 million, respectively, that are in excess of the net book value of the impacted assets and costs and expenses that were reimbursed under our business interruption claims. All proceeds from claims related to the 2005 hurricanes have now been received. Insurance proceeds are included in Write-downs, reserves and recoveries in our Consolidated Condensed Statements of Operations.

In May 2008, Grand Casino Resort in Tunica, Mississippi, was re-branded to Harrah’s Tunica. In connection with the re-branding, renovations to the property costing approximately $45 million were completed. In conjunction with the renovation and re-branding project, a strategic alliance with Food Network star, Paula Deen, was formed, and a new Paula Deen Buffet also opened in May 2008.

We have decided to slow construction of Margaritaville Casino & Resort in Biloxi, Mississippi, as we refine the design of that project and explore alternatives related to the project and its financing. We are adjusting our plan for development to better align with the economic environment, market conditions on the Gulf Coast and the current financing environment. We license the Margaritaville name from an entity affiliated with the singer/songwriter Jimmy Buffett. As of September 30, 2008, $159.8 million had been spent on this project.

Iowa/Missouri Results

Quarter Results

(In millions)	Successor Third Quarter Ended Sept. 30, 2008	Predecessor Third Quarter Ended Sept. 30, 2007	Percentage Increase/ (Decrease)
Casino revenues	$184.9	$194.1	(4.7)%
Net revenues	198.0	206.8	(4.3)%
Income from operations	41.8	39.7	5.3%
Operating margin	21.1%	19.2%	1.9 pts

Year-to-Date Results

(In millions)	Successor Period Jan. 28, 2008 through Sept. 30, 2008	Predecessor Period Jan. 1, 2008 through Jan. 27, 2008	Combined Nine Months Ended Sept. 30, 2008	Predecessor Nine Months Ended Sept. 30, 2007	Percentage Increase/ (Decrease)
Casino revenues	$503.9	$52.5	$556.4	$578.1	(3.8)%
Net revenues	537.3	55.8	593.1	613.8	(3.4)%
Income from operations	112.8	7.7	120.5	110.0	9.5%
Operating margin	21.0%	13.8%	20.3%	17.9%	2.4pts

Combined third quarter 2008 revenues at our Iowa and Missouri properties were lower than in last year’s third quarter, driven primarily by Harrah’s St. Louis, where the opening of a new facility by a competitor impacted results. Income from operations was higher than in the prior year third quarter due to cost savings and lower depreciation and amortization resulting from the purchase price allocation in connection with the Merger.

For the nine months ended September 30, 2008, combined revenues at our Iowa and Missouri properties were 3.4% lower than in the same period last year. Strong results in Iowa and North Kansas City partially offset the impact of the revenue decline in St. Louis due to increased competition.

Illinois/Indiana Results

Quarter Results

(In millions)	Successor Third Quarter Ended Sept. 30, 2008	Predecessor Third Quarter Ended Sept. 30, 2007	Percentage Increase/ (Decrease)
Casino revenues	$299.9	$341.1	(12.1)%
Net revenues	301.9	328.5	(8.1)%
Income from operations	21.5	57.7	(62.7)%
Operating margin	7.1%	17.6%	(10.5	)pts

Year-to-Date Results

(In millions)	Successor Period Jan. 28, 2008 through Sept. 30, 2008	Predecessor Period Jan. 1, 2008 through Jan. 27, 2008	Combined Nine Months Ended Sept. 30, 2008	Predecessor Nine Months Ended Sept. 30, 2007	Percentage Increase/ (Decrease)
Casino revenues	$810.1	$86.9	$897.0	$1,012.6	(11.4)%
Net revenues	804.5	85.5	890.0	974.7	(8.7)%
Income from operations	91.3	8.7	100.0	158.9	(37.1)%
Operating margin	11.3%	10.2%	11.2%	16.3%	(5.1	)pts

Third quarter 2008 combined revenues and income from operations were boosted by the opening of the $510 million renovation and expansion at Horseshoe Hammond in August, which includes a two-level entertainment vessel including a 108,000-square-foot casino. The strong performance from Horseshoe Hammond helped offset reduced overall customer volumes and spend per trip in the region resulting primarily from the imposition of a smoking ban in Illinois.

Combined revenues and income from operations for the nine months ended September 30, 2008, were lower than in the same period last year due to heavy rains and flooding and the smoking ban in Illinois. Horseshoe Southern Indiana, formerly Caesars Indiana, was closed for four days in March 2008 due to flooding in the area.

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

In July 2008, Caesars Indiana was re-branded to Horseshoe Southern Indiana. The re-branding and renovation project cost approximately $53.0 million.

Other Nevada Results

Quarter Results

(In millions)	Successor Third Quarter Ended Sept. 30, 2008	Predecessor Third Quarter Ended Sept. 30, 2007	Percentage Increase/ (Decrease)
Casino revenues	$133.9	$138.9	(3.6)%
Net revenues	170.4	176.4	(3.4)%
Income from operations	33.7	36.7	(8.2)%
Operating margin	19.8%	20.8%	(1.0	)pts

Year-to-Date Results

(In millions)	Successor Period Jan. 28, 2008 through Sept. 30, 2008	Predecessor Period Jan. 1, 2008 through Jan. 27, 2008	Combined Nine Months Ended Sept. 30, 2008	Predecessor Nine Months Ended Sept. 30, 2007	Percentage Increase/ (Decrease)
Casino revenues	$332.4	$30.2	$362.6	$385.0	(5.8)%
Net revenues	419.0	38.9	457.9	484.2	(5.4)%
Income from operations	59.7	0.5	60.2	79.4	(24.2)%
Operating margin	14.2%	1.3%	13.1%	16.4%	(3.3	)pts

Third quarter 2008 revenues and income from operations from our Nevada properties outside of Las Vegas were lower than in third quarter 2007 due to lower customer spend per trip, the opening of an expansion at a competing property in Reno and higher costs aimed at attracting and retaining customers.

The same factors that drove declines in third quarter 2008 also drove lower revenues and income from operations for the nine months ended September 30, 2008.

Managed/International/Other

Quarter Results

(In millions)	Successor Third Quarter Ended Sept. 30, 2008	Predecessor Third Quarter Ended Sept. 30, 2007	Percentage Increase/ (Decrease)
Revenues
Managed	$16.6	$20.6	(19.4)%
International	116.6	120.6	(3.3)%
Other	22.3	23.9	(6.7)%

Total revenues	$155.5	$165.1	(5.8)%

Income/(loss) from operations
Managed	$7.5	$17.3	(56.6)%
International	(4.0)	(0.1)	N/M
Other	(43.3)	(13.3)	N/M

Total (loss)/income from operations	$(39.8)	$3.9	N/M

Year-to-Date Results

(In millions)	Successor Period Jan. 28, 2008 through Sept. 30, 2008	Predecessor Period Jan. 1, 2008 through Jan. 27, 2008	Combined Nine Months Ended Sept. 30, 2008	Predecessor Nine Months Ended Sept. 30, 2007	Percentage Increase/ (Decrease)
Revenues
Managed	$45.9	$5.0	$50.9	$64.6	(21.2)%
International	275.9	51.2	327.1	298.5	9.6%
Other	52.7	3.2	55.9	59.1	(5.4)%

Total revenues	$374.5	$59.4	$433.9	$422.2	2.8%

Income/(loss) from operations
Managed	$18.3	$4.0	$22.3	$53.1	(58.0)%
International	(65.2)	2.2	(63.0)	10.0	N/M
Other	(66.6)	(6.5)	(73.1)	(69.6)	(5.0)%

Total loss from operations	$(113.5)	$(0.3)	$(113.8)	$(6.5)	N/M

N/M=Not Meaningful

Managed, international and other results include income from our managed properties, results of our international properties and certain marketing and administrative expenses, including development costs, and income from our non-consolidated subsidiaries. Favorable International revenues for the nine months ended September 30, 2008, are due to inclusion of three new properties of London Clubs International Limited (“London Clubs”) that opened during 2007, partially offset by the impact of a new smoking ban enacted in mid-2007. Income from operations for London Clubs was further impacted by a lower table game hold percentage, higher gaming taxes imposed during 2007 and reserves for receivables due from a joint venture member that may not be collectible. As of September 30, 2008, London Clubs owns or manages eleven casinos in the United Kingdom, two in Egypt and one in South Africa. Third quarter 2008 results also included a charge of $12.6 million to recognize the remaining exposure under a lease agreement for office space no longer utilized by the Company.

Our third quarter and nine-month 2008 results from managed properties were lower than in the 2007 periods due to the termination of our contract with the Prairie Band Potawatomi Nation on June 30, 2007, the impact of the economy on our managed properties and a change in the fee structure at one of our managed properties.

Other Factors Affecting Net Income

Quarter Results

(In millions)	Successor Third Quarter Ended Sept. 30, 2008	Predecessor Third Quarter Ended Sept. 30, 2007	Percentage Increase/ (Decrease)
(Income)/expense
Corporate expense	$34.7	$37.6	(7.7)%
Merger and integration costs	1.0	0.7	42.9%
Amortization of intangible assets	38.8	17.7	N/M
Interest expense, net	533.4	216.1	N/M
(Gains)/losses on early extinguishments of debt	(7.4)	2.0	N/M
Other income	(7.2)	(4.9)	46.9%
Effective tax rate (benefit)/provision	(27.2)%	37.7%	N/M
Minority interests	$7.2	$6.0	20.0%
Discontinued operations, net of income taxes	(0.7)	(23.8)	(97.1)%

Year-to-Date Results

(In millions)	Successor Period Jan. 28, 2008 through Sept. 30, 2008	Predecessor Period Jan. 1, 2008 through Jan. 27, 2008	Combined Nine Months Ended Sept. 30, 2008	Predecessor Nine Months Ended Sept. 30, 2007	Percentage Increase/ (Decrease)
(Income)/expense
Corporate expense	$95.9	$8.5	$104.4	$97.7	6.9%
Merger and integration costs	23.1	125.6	148.7	8.3	N/M
Amortization of intangible assets	119.2	5.5	124.7	53.5	N/M
Interest expense, net	1,469.4	89.7	1,559.1	578.4	N/M
Losses on early extinguishments of debt	203.9	—	203.9	2.0	N/M
Other income	(18.7)	(1.1)	(19.8)	(28.7)	(31.0)%
Effective tax rate (benefit)/provision	(27.1)%	(20.7)%	(25.9)%	37.1%	N/M
Minority interests	$6.2	$1.6	$7.8	$17.2	(54.7)%
Discontinued operations, net of income taxes	(88.4)	(0.1)	(88.5)	(83.9)	5.5%

N/M= Not Meaningful

Corporate expense was higher in the first nine months of 2008 due to a monitoring fee paid to affiliates of Apollo/TPG in periods subsequent to the Merger and is partially offset by the continued realization of cost savings and efficiencies identified in an on-going project that began in September 2006.

2008 Merger and integration costs include costs incurred in connection with the Merger, including the expense related to the accelerated vesting of employee stock options, SARs and restricted stock.

Amortization of intangible assets was higher in the third quarter and first nine months of 2008 due to higher estimated amortization of intangible assets identified in the preliminary purchase price allocation in connection with the Merger. We perform an annual assessment of intangible assets for impairment during the fourth quarter of each year. Our annual budget and forecasting process is also completed in the fourth quarter and provides key inputs into the impairment analysis. Interim testing is performed if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. An example of an event is a significant adverse change in the business climate, which we believe has occurred during the third quarter. However, the purchase price allocation related to the Merger has not yet been completed. Given that the asset values are not yet finalized and that other key inputs that support the impairment analysis are not yet available, it was not reasonably possible to develop an estimate of any potential impairment in the third quarter. The allocation of the purchase price related to the Merger and the annual impairment analysis will be completed during fourth quarter. We believe there is a reasonable possibility that the completion of these activities will result in a non-cash, impairment charge in the fourth quarter. The amount of the charge, however, cannot be reasonably estimated until the analysis is completed.

Interest expense increased in the third quarter and first nine months of 2008 from the same periods in 2007 primarily due to increased borrowings in connection with the Merger. Also included in interest expense in the quarter and nine months ended September 30, 2008, is a credit of $14.0 million and a charge of $66.9 million, respectively, representing the changes in the fair values of our derivative instruments. In the quarter and nine months ended September 30, 2007, losses of $25.2 million and $10.8 million, respectively, were recorded for the changes in the fair value of the swap agreements. A change in interest rates on variable-rate debt will impact our financial results. For example, assuming a constant outstanding balance for our variable-rate debt, excluding $6.5 billion of variable-rate debt for which we have entered into interest rate swap agreements, for the next twelve months, a hypothetical 1% change in corresponding interest rates would change interest expense for the next twelve months by approximately $79.4 million, or $19.9 million per quarter. At September 30, 2008, our variable-rate debt, excluding $6.5 billion of variable-rate debt for which we have entered into interest rate swap agreements, represents approximately 32.8% of our total debt, while our fixed-rate debt is approximately 67.2% of our total debt.

Third quarter 2008 gains on early extinguishments of debt represent discounts related to the purchase of certain of our debt in the open market. Losses on the early extinguishments of debt in 2008 and 2007 represent the write-offs of market value premiums and unamortized deferred financing costs and premiums paid related to debt retired.

Other income includes lower interest income on the cash surrender value of life insurance policies in 2008. Other income in the nine months ended September 30, 2007, included a gain on the sale of corporate assets.

For the quarter and nine months ended September 30, 2008, tax benefits were generated by operating losses caused by higher interest expense, partially offset by non-deductible merger costs, international income taxes and state income taxes. For the quarter and nine months ended September 30, 2007, the effective tax provision rate is higher than the federal statutory rate due primarily to state income taxes.

Minority interests reflect minority owners’ shares of income from our majority owned subsidiaries.

Discontinued operations for the nine months ended September 30, 2008, reflects insurance proceeds of $87.3 million, after taxes, representing the final funds received that were in excess of the net book value of the impacted assets and costs and expenses that were reimbursed under our business interruption claims for Grand Casino Gulfport. For the quarter and nine months ended September 30, 2007, Discontinued operations reflected $22.5 million and $82.6 million, after taxes, respectively, that were reimbursed under our business interruption claims for Grand Casino Gulfport and Harrah’s Lake Charles, both of which were sold in 2006. Pursuant to the terms of the sales agreements, we retained all insurance proceeds related to these properties.

COST SAVINGS INITIATIVES

In light of the severe economic downturn and adverse conditions in the travel and leisure industry generally, Harrah’s Entertainment has undertaken a comprehensive cost reduction study that began in August 2008 examining all areas of our business, including organizational restructurings at our corporate and property operations, reduction of travel and entertainment expenses, an examination of our corporate wide marketing expenses, and headcount reductions at property operations. To date, Harrah’s Entertainment has identified $398.1 million in estimated cost savings from these initiatives, of which approximately $2.6 million had been realized as of September 30, 2008. Harrah’s Entertainment expects to implement most of the program directives and achieve $398.1 million in annual savings, on a run-rate basis, by the third quarter of 2009.

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

Our planned development projects, if they go forward, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. Cash needed to finance projects currently under development as well as additional projects pursued is expected to be made available from operating cash flows, established debt programs (see DEBT AND LIQUIDITY), joint venture partners, specific project financing, guarantees of third-party debt and additional debt offerings. Our capital spending for the first nine months of 2008 totaled approximately $1.12 billion. Estimated total capital expenditures for 2008 are expected to be between $1.35 billion and $1.50 billion.

DEBT AND LIQUIDITY

We generate substantial cash flows from operating activities, as reflected on the Consolidated Condensed Statements of Cash Flows. These cash flows reflect the impact on our consolidated operations of the success of our marketing programs, our strategic acquisitions and on-going cost containment focus. For the first nine months of 2008 and 2007, we reported cash flows from operating activities of $668.0 million and $1.2 billion, respectively.

We use the cash flows generated by the Company to fund reinvestment in existing properties for both refurbishment and expansion projects, pursue additional growth opportunities via strategic acquisitions of existing companies or properties and new development opportunities and to fund debt service. When necessary, we supplement the cash flows generated by our operations with funds provided by financing activities.

Our cash and cash equivalents, including funds borrowed during the quarter under our credit facilities (see Credit Agreement below), totaled approximately $1.0 billion at September 30, 2008, compared to $654.7 million at September 30, 2007.

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

A substantial portion of the financing of the Merger is comprised of bank and bond financing obtained by Harrah’s Operating Company, Inc. (“HOC”), a wholly-owned subsidiary of Harrah’s Entertainment. This financing is neither secured nor guaranteed by Harrah’s Entertainment’s other direct, wholly-owned subsidiaries, including certain subsidiaries that own properties that are security for $6.5 billion of commercial mortgage-backed securities (“CMBS”). Pro forma information pertaining solely to the consolidated financial position and results of HOC and its subsidiaries can be found in Exhibit 99 of this Form 10-Q.

Long-term debt consisted of the following:

(In millions)	Successor At September 30, 2008	Predecessor At December 31, 2007
Credit facilities
Term loans, 5.8% at September 30, 2008, maturities to 2015	$7,213.8	$—
6.5%-7.0%, maturities to 2014	250.0	—
4.05%-6.25%, maturities to 2011	—	5,768.1
Subsidiary guaranteed debt
10.75% Senior Notes due 2016, including senior interim loans of $342.6, 9.25% at September 30, 2008	5,275.0	—
10.75%/11.5% Senior PIK Toggle Notes due 2018, including senior interim loans of $97.4, 10.0% at September 30, 2008	1,500.0	—
Unsecured Senior Notes
7.5%, maturity 2009	5.1	136.2
7.5%, maturity 2009	0.9	442.4
5.5%, maturity 2010	658.3	747.1
8.0%, maturity 2011	64.5	71.7
5.375%, maturity 2013	354.9	497.7
7.0%, maturity 2013	0.7	324.4
5.625%, maturity 2015	661.1	996.3
6.5%, maturity 2016	498.1	744.3
5.75%, maturity 2017	454.0	745.8
Floating Rate Contingent Convertible Senior Notes, maturity 2024	0.2	370.6
Floating Rate Notes, maturity 2008	—	250.0
Unsecured Senior Subordinated Notes
8.875%, maturity 2008	—	409.6
7.875%, maturity 2010	345.4	394.9
8.125%, maturity 2011	297.2	380.3
Other Secured Borrowings
CMBS financing, 5.49% at September 30, 2008, maturity 2013	6,500.0	—
S. Africa, prime less 1.5%, maturity 2009	7.6	10.5
6.0%, maturity 2010	25.0	25.0
4.25%–8.5%, maturities to 2037 at September 30, 2008	2.4	4.4
7.1%, maturity 2028	—	87.7
Other Unsecured Borrowings
LIBOR plus 4.5%, maturity 2010	23.5	29.1
5.3% special improvement district bonds, maturity 2037	69.7	—
Other, various maturities	1.4	1.6
Capitalized Lease Obligations
5.75%–10.0%, maturities to 2011	5.4	2.7

	24,214.2	12,440.4
Current portion of long-term debt	(84.0)	(10.8)

	$24,130.2	$12,429.6

In connection with the Merger, $7.7 billion, face amount, of our debt was retired, $4.6 billion, face amount, of our debt was retained and $20.5 billion, face amount, of new debt was issued, resulting in a very different debt structure for the Successor entity. The discussion that follows is intended to update the information provided in our 2007 Annual Report on Form 10-K.

At September 30, 2008, $5.1 million, face amount, of our 7.5% Senior Notes due January 15, 2009, and $0.8 million, face amount, of our 7.5% Senior Notes due September 1, 2009, are classified as long-term in our Consolidated Condensed Balance Sheet because the Company has both the intent and the ability to refinance these notes. The majority of our debt is due after 2010. Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows and from borrowings under our established debt programs. Long-term obligations are expected to be paid through operating cash flows, refinancing of debt, joint venture partners or, if necessary, additional debt offerings.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In August 2008, our Board of Directors authorized the Company to spend up to $80 million to retire our outstanding debt. These repurchases will be funded through available cash from operations and borrowings from our established debt programs. Such repurchases are dependent on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. As of September 30, 2008, $32.3 million, face amount, of our 5.5% Senior Notes due 2010, $12.1 million, face amount, of our 7.875% Senior Subordinated Notes due 2010 and $21.7 million, face amount, of our 8.125% Senior Subordinated Notes due 2011 were retired for a total of $53.3 million. Gains totaling $7.4 million, representing discounts associated with the early retirement of debt, were recorded and are included in Income from continuing operations in our Consolidated Condensed Statements of Operations for the period ended September 30, 2008.

In July 2008, HOC made the permitted election under the Indenture governing its 10.75%/11.5% Senior Toggle Notes due 2018 and the Senior Unsecured Interim Loan Agreement dated January 28, 2008, to pay all interest due on January 28, and February 1, 2009, for the loan in kind. The Company intends to use the cash savings generated by this election for general corporate purposes, including the early retirement of other debt.

Credit Agreement

As of September 30, 2008, our senior secured credit facilities (the “Credit Facilities”) provide for senior secured financing of up to $9.214 billion, consisting of (i) senior secured term loan facilities in an aggregate principal amount of up to $7.214 billion maturing on January 28, 2015 and (ii) a senior secured revolving credit facility in an aggregate principal amount of $2.0 billion, maturing January 28, 2014, including both a letter of credit sub-facility and a swingline loan sub-facility. Interest on the Credit Agreement is based on our debt ratings and leverage ratio and is subject to change. In addition, we may request one or more incremental term loan facilities and/or increase commitments under our revolving facility in an aggregate amount of up to $1.75 billion, subject to certain conditions and receipt of commitments by existing or additional financial institutions or institutional lenders. As of September 30, 2008, $7.46 billion in borrowings was outstanding under the Credit Facilities with an additional $0.2 billion committed to back letters of credit. Our total borrowings outstanding at September 30, 2008, include $250 million that we borrowed on September 19, 2008, to provide us with greater financial flexibility in light of the turmoil in the financial markets. After consideration of these borrowings and letters of credit, $1.6 billion of additional borrowing capacity was available to the Company under the Credit Facilities as of September 30, 2008. As of the date of this filing, we have drawn an additional $250 million of the available borrowing capacity to further preserve our financial flexibility.

Borrowings under the Credit Facilities bear interest at a rate equal to the then-current LIBOR rate or at a rate equal to the alternate base rate, in each case plus an applicable margin. In addition, on a quarterly basis, we are required to pay each lender (i) a commitment fee in respect of any unused commitments under the revolving credit facility and (ii) a letter of credit fee in respect of the aggregate face amount of outstanding letters of credit under the revolving credit facility. As of September 30, 2008, the Credit

Facilities bore interest based upon 300 basis points over LIBOR for the term loans, 200 basis points over the alternate base rate for the revolver loan and 150 basis points over LIBOR for the swingline loan and bore a commitment fee for unborrowed amounts of 50 basis points.

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

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of September 30, 2008, we have ten interest rate swap agreements for notional amounts totaling $6.5 billion. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. The major terms of the interest rate swap agreements are as follows:

Effective Date	Notional Amount	Fixed Rate Paid	Variable Rate Received as of September 30, 2008	Next Reset Date	Maturity Date
	(In millions)
April 25, 2007	$200	4.898%	2.800%	October 27, 2008	April 25, 2011
April 25, 2007	200	4.896%	2.800%	October 27, 2008	April 25, 2011
April 25, 2007	200	4.925%	2.800%	October 27, 2008	April 25, 2011
April 25, 2007	200	4.917%	2.800%	October 27, 2008	April 25, 2011
April 25, 2007	200	4.907%	2.800%	October 27, 2008	April 25, 2011
September 26, 2007	250	4.809%	2.800%	October 27, 2008	April 25, 2011
September 26, 2007	250	4.775%	2.800%	October 27, 2008	April 25, 2011
April 25, 2008	1,000	4.172%	2.800%	October 27, 2008	April 25, 2012
April 25, 2008	2,000	4.276%	2.800%	October 27, 2008	April 25, 2013
April 25, 2008	2,000	4.263%	2.800%	October 27, 2008	April 25, 2013

Until February 15, 2008, none of our interest rate swap agreements were designated as hedging instruments; therefore, gains or losses resulting from changes in the fair value of the swaps were recognized in earnings in the period of the change. On February 15, 2008, eight of our interest rate swap agreements for notional amounts totaling $3.5 billion were designated as hedging instruments, and on April 1, 2008, the remaining swap agreements were designated as hedging instruments. Upon designation as hedging instruments, only any measured ineffectiveness is recognized in earnings in the period of change. In the quarter and nine months ended September 30, 2008, a credit of $13.9 million and a net charge of $54.6 million, respectively, representing the changes in the fair values of our swap agreements are included in Interest expense in our 2008 Consolidated Condensed Statement of Operations, compared with $25.2 million and $10.8 million, respectively, for the quarter and nine months ended September 30, 2007.

Additionally, on January 28, 2008, we entered into an interest rate cap agreement to partially hedge the risk of future increases in the variable rate of the CMBS debt. The interest rate cap agreement, which was effective January 28, 2008, and terminates February 13, 2013, is for a notional amount of $6.5 billion at a LIBOR cap rate of 4.5%. The interest rate cap was designated as a hedging instrument on May 1, 2008. In the quarter and nine months ended September 30, 2008, a credit of $0.1 million and a net charge of $12.2 million, respectively, are included in Interest expense in our Consolidated Condensed Statement of Operations.

Guarantees of Third-Party Debt and Other Obligations and Commitments

The tables below summarize total material additions to or changes in our contractual obligations and other commitments, which were disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our 2007 Annual Report on Form 10-K.

Contractual Obligations(a) (In millions)	Increase/ (Decrease)	Total
Debt, including capital lease obligations	$12,998.3	$25,361.4
Estimated interest payments(b)	9,757.0	12,201.2
Operating lease obligations	(489.5)	1,957.8
Purchase order obligations	(26.3)	56.6
Guaranteed payments to State of Louisiana	15.1	149.9
Construction commitments	(457.0)	832.6
Community reinvestment	(5.6)	124.9
Entertainment obligations	17.9	150.7
Other contractual obligations	200.6	300.8

(a)

In addition to the contractual obligations disclosed in this table, we have unrecognized tax benefits that, based on uncertainties associated with the items, we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities.

(b)	Estimated interest for variable rate debt is based on rates in effect at September 30, 2008.

Other Commitments (In millions)	Increase/ (Decrease)	Total
Guarantees of loans	$(170.6)	$—
Letters of credit	3.0	196.2
Minimum payments to tribes	(10.3)	45.0

The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments, pursuant to these contracts for the three managed Indian-owned facilities now open, which extend for periods of up to 62 months from September 30, 2008, is $1.2 million. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.

Competitive Pressures

Many casino operators are reinvesting in existing markets in an effort to attract new customers, thereby increasing competition in those markets. As companies have completed expansion projects, supply has sometimes grown at a faster pace than demand in certain markets and competition has increased significantly. Furthermore, several operators, including Harrah’s Entertainment, have announced plans for additional developments or expansions in some markets. Additionally, the current economic climate has increased pressure on us and our competition to induce customers to visit casino properties.

Several states and Indian tribes are considering legislation enabling the development and operation of casinos or casino-like businesses in their jurisdictions.

Although, historically, the short-term effect of such competitive developments on our Company generally has been negative, we are not able to determine the long-term impact, whether favorable or unfavorable, that development and expansion trends and events will have on current or future markets. We also cannot determine the long-term impact of the current financial crisis on the economy, and casinos specifically. We believe that the geographic diversity of our operations; our focus on multi-market customer relationships; our service training, our rewards and customer loyalty programs; and our continuing efforts to establish our brands as premier brands upon which we have built strong customer loyalty have well-positioned us to face the challenges present within our industry. We utilize the unique capabilities of WINet, a sophisticated nationwide customer database, and Total Rewards, a nationwide loyalty program that allows our customers to earn cash, comps and other benefits for playing at our casinos. We believe these sophisticated marketing tools provide us with competitive advantages, particularly with players who visit more than one market.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

We prepare our Consolidated Condensed Financial Statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated lives assigned to our assets, the determination of bad debt, asset impairment, fair value of guarantees and self-insurance reserves, the purchase price allocations made in connection with our acquisitions/merger and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our significant accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2007 Annual Report on Form 10-K. Except for estimates related to the fair values and lives assigned to assets in connection with the Merger, there were no newly identified significant accounting estimates in third quarter 2008, nor were there any material changes to the critical accounting policies and estimates discussed in our 2007 Annual Report.

RECENTLY ISSUED ACCOUNTING STANDARDS

The following are accounting standards adopted or issued in the third quarter of 2008 that could have an impact to our Company.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, but it does not require any new fair value measurements. The provisions of SFAS No. 157 were to be effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157.” FSP No. 157-2 defers the effective date of Statement No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Also in February 2008, the FASB issued FSP No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13.” FSP No. 157-1 excludes SFAS No. 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. We adopted the required provisions of SFAS No. 157 on January 1, 2008. The required provisions did not have a material impact on our financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. It requires disclosures that allow financial statement users to understand (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Because SFAS No. 161 applies only to financial statement disclosures, it will not have a material impact on our consolidated financial position, results of operations and cash flows.

On April 25, 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets.” This Staff Position amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142. The FSP requires entities to disclose information for recognized intangible assets that enables financial statement users to understand the extent to which expected future cash flows associated with intangible assets are affected by the entity’s intent or ability to renew or extend the arrangement associated with the intangible asset. The FSP also requires the following disclosures in addition to those required by SFAS No. 142:

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed-rate and variable-rate obligations. Of our approximate $24.2 billion total debt at September 30, 2008, $7.9 billion, excluding $6.5 billion of variable-rate debt for which we have entered into interest rate swap agreements, is subject to variable interest rates.

We have hedging arrangements with respect to LIBOR borrowings for a notional amount of $6.5 billion, all of which fix the floating rates of interest to fixed rates. In addition to the swap agreements, we entered into an interest rate cap agreement for a notional amount of $6.5 billion at a LIBOR cap rate of 4.5%. Assuming a constant outstanding balance for our variable rate debt for the next twelve months, a hypothetical 1% change in interest rates would change interest expense for the next twelve months by approximately $79.4 million.

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. We have also utilized treasury rate locks to hedge the risk of future treasury rate increases for certain forecasted debt issuances, but we do not currently have any treasury rate lock agreements. We do not purchase or hold any derivative financial instruments for trading purposes.

Foreign currency translation gains and losses were not material to our results of operations for the third quarter and first nine months of 2008. Our only material ownership interests in businesses in foreign countries are London Clubs, Macau Orient Golf and an approximate 95% ownership of a casino in Uruguay. Therefore, we have not been subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future operating results or cash flows. With our acquisition of London Clubs in late 2006 and development opportunities that we are pursuing in international markets, we could become subject to material foreign currency exchange rate risk in the future.

From time to time, we hold investments in various available-for-sale equity securities; however, our exposure to price risk arising from the ownership of these investments is not material to our consolidated financial position, results of operations or cash flows.

Item 4.	Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2008. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.	Controls and Procedures

Not applicable.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

Certain of our legal proceedings are reported in our Annual Report on Form 10-K for the year ended December 31, 2007. Except as reported in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008, there are no material developments to those legal proceedings.

In addition, the Company is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any pending litigation to have a material adverse effect on our consolidated financial position or results of operations.

Item 1A.	Risk Factors.

The following is an update to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. For additional risk factors that could cause actual results to differ materially from those anticipated, please refer to our Annual Report on Form 10-K for the year ended December 31, 2007.

The recent downturn in the national economy, high energy and gasoline prices, the volatility and disruption of the capital and credit markets and adverse changes in the global economy could negatively impact our financial performance and our ability to access financing.

The recent severe economic downturn and adverse conditions in the local, regional, national and global markets have negatively affected our operations, and may continue to negatively affect our operations in the future. During periods of economic contraction such as the current period, our revenues may decrease while some of our costs remain fixed or even increase, resulting in decreased earnings. Gaming and other leisure activities we offer represent discretionary expenditures and participation in such activities may decline during economic downturns, during which consumers generally earn less disposable income. Even an uncertain economic outlook may adversely affect consumer spending in our gaming operations and related facilities, as consumers spend less in anticipation of a potential economic downturn. Furthermore, other uncertainties, including national and global economic conditions, terrorist attacks or other global events, could adversely affect consumer spending, increase gasoline prices and adversely affect our operations.

We use significant amounts of electricity, natural gas and other forms of energy. While we have generally not experienced any major shortages of energy, any substantial increases in the cost of electricity and natural gas in the United States could negatively impact our operating results. The extent of any impact is subject to the magnitude and duration of the energy price increases and could be material.

Also, a majority of our patrons fly or drive to our properties. Rising gasoline prices may reduce automobile travel and decrease the number of patrons at our properties. Additionally, rising oil prices and general economic conditions have caused a reduction in air travel capacity, including Las Vegas. As a result, our business, assets, financial condition and results of operations could be adversely affected by a weakening of national economic conditions, high gasoline prices and/or adverse winter weather conditions.

We are a highly leveraged company. While we intend to finance expansion and renovation projects with existing cash, cash flow from operations and borrowings under our existing debt arrangements, we may require additional financing to support our continued growth. However, due to the existing uncertainty in the capital and credit markets, our access to capital may not be available on terms acceptable to us or at all. Further, if adverse regional and national economic conditions persist or worsen, we could experience decreased revenues from our operations attributable to decreases in consumer spending levels and could fail to satisfy the financial and other restrictive covenants to which we are subject under our existing indebtedness.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

On October 2, 2008, Hamlet Holdings, LLC approved, by Unanimous Written Consent, an indemnification agreement to be entered into with the directors and executive officers of the Company.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description
3.1	Amended Certificate of Incorporation of Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-8 filed January 31, 2008.)

3.2	Bylaws of Harrah’s Entertainment, Inc., as amended on January 28, 2008. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed February 1, 2008.)

4.1	Certificate of Designation of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated January 28, 2008. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-8 filed January 31, 2008.)

4.2	Indenture, dated as of December 18, 1998, among Harrah’s Operating Company, Inc. as obligor, Harrah’s Entertainment, Inc., as Guarantor, and IBJ Schroder Bank & Trust Company, as Trustee relating to the 7 1/2% Senior Notes Due 2009. (Incorporated by reference to the exhibit to the Registration Statement on Form S-3 of Harrah’s Entertainment, Inc. and Harrah’s Operating Company, Inc., File No. 333-69263, filed December 18, 1998.)

4.3	Indenture, dated as of November 9, 1999 between Park Place Entertainment Corp., as Issuer, and Norwest Bank Minnesota, N.A., as Trustee relating to the 8.5% Senior Notes due 2006 and 8.875% Senior Subordinated Notes due 2008. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.4	Officers’ Certificate, dated as of September 12, 2000 with respect to the 8.875% Senior Subordinated Notes due 2008. (Incorporated by reference to the exhibit to Park Place Entertainment Corporation’s Current Report on Form 8-K, filed September 19, 2000.)

4.5	First Supplemental Indenture, dated as of June 13, 2005, to Indenture dated as of November 9, 1999, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 8.5% Senior Notes due 2006 and the 8.875% Senior Subordinated Notes due 2008. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.6	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of November 9, 1999, as supplemented by certain Officers’ Certificates dated as of November 9, 1999 and September 12, 2000, and as further amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 8.5% Senior Notes due 2006 and the 8.875% Senior Subordinated Notes due 2008. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

Exhibit Number	Exhibit Description
4.7	Indenture, dated as of January 29, 2001, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and Bank One Trust Company, N.A., as Trustee, relating to the 8.0% Senior Notes Due 2011. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

4.8	Indenture, dated as of May 14, 2001, between Park Place Entertainment Corp., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-62508, filed June 7, 2001.)

4.9	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of May 14, 2001, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.10	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of May 14, 2001, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.11	Indenture, dated as of August 22, 2001, between Park Place Entertainment Corp., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7.50% Senior Notes due 2009. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-69838, filed September 21, 2001.)

4.12	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of August 22, 2001, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7.50% Senior Notes due 2009. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.13	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of August 22, 2001, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7.50% Senior Notes due 2009. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.14	Indenture, dated as of March 14, 2002, between Park Place Entertainment Corp., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-86142, filed April 12, 2002.)

4.15	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of March 14, 2002, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.16	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of March 14, 2002, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.17	Indenture, dated as of April 11, 2003, between Park Place Entertainment Corp., as Issuer, and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-104829, filed April 29, 2003.)

Exhibit Number	Exhibit Description
4.18	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of April 11, 2003, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.19	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, to the Indenture, dated as of April 11, 2003, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.20	Indenture, dated as of December 11, 2003, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.375% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

4.21	Indenture, dated as of June 25, 2004, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.50% Senior Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

4.22	Indenture, dated as of February 9, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Senior Floating Rate Notes due 2008. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)

4.23	Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.24	First Supplemental Indenture, dated as of September 9, 2005, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Registration Statement on Form S-3/A of Harrah’s Entertainment, Inc., File No. 333-127210, filed September 19, 2005.)

4.25	Second Supplemental Indenture, dated as of January 8, 2008, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

4.26	Third Supplemental Indenture, dated as of January 28, 2008, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed January 28, 2008)

4.27	Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed June 3, 2005.)

4.28	First Supplemental Indenture, dated as of August 19, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Harrah’s Entertainment, Inc., File No. 333-127840, filed August 25, 2005.)

Exhibit Number	Exhibit Description
4.29	Second Supplemental Indenture, dated as of September 28, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed October 3, 2005.)

4.30	Indenture dated as of September 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.75% Senior Notes due 2017. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed October 3, 2005.)

4.31	Indenture, dated as of June 9, 2006, between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 14, 2006.)

4.32	Officers’ Certificate, dated as of June 9, 2006, pursuant to Sections 301 and 303 of the Indenture dated as of June 9, 2006 between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 14, 2006.)

4.33	Indenture, dated as of February 1, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, relating to the 10.5% Senior Cash Pay Notes due 2016 and 10.5%/11.5% Senior Toggle Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed February 4, 2008.)

4.34	First Supplemental Indenture, dated as of June 12, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, relating to the 10.5% Senior Cash Pay Notes due 2016 and 10.5%/11.5% Senior Toggle Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

4.35	Registration Rights Agreement, dated as of February 1, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein), Citigroup Global Markets Inc., Banc of America Securities LLC, Credit Suisse Securities (USA), LLC, Deutsche Bank Securities, Inc., J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated as representatives of Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear, Sterns & Co., Inc., Goldman, Sachs & Co., Morgan Stanley & Co. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed February 4, 2008.)

4.36	Stockholders’ Agreement, dated as of January 28, 2008, by and among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC, Hamlet Holdings LLC and Harrah’s Entertainment, Inc., and, solely with respect to Sections 3.01 and 6.07, Apollo Investment Fund VI, L.P. and TPG V Hamlet AIV, L.P. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

4.37	Services Agreement, dated as of January 28, 2008, by and among Harrah’s Entertainment, Inc., Apollo Management VI, L.P., Apollo Alternative Assets, L.P. and TPG Capital, L.P. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

4.38	Management Investor Rights Agreement, dated as of January 28, 2008, by and among Harrah’s Entertainment, Inc., Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Hamlet Holdings LLC and the stockholders that are parties thereto (incorporated by reference to Exhibit 4.2 to Harrah’s Entertainment, Inc.’s Registration Statement on Form S-8 filed January 31, 2008)

Exhibit Number	Exhibit Description

10.1	Credit Agreement, dated as of January 28, 2008, by and among Hamlet Merger Inc., Harrah’s Operating Company, Inc. as Borrower, the Lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent and Collateral Agent, Deutsche Bank AG New York Branch, as Syndication Agent, and Citibank, N.A., Credit Suisse, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Credit Partners L.P., Morgan Stanley Senior Funding, Inc., and Bear Sterns Corporate Lending, Inc., as Co-Documentation Agents. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

10.2	Guaranty and Pledge Agreement, dated as of January 28, 2008, made by Hamlet Merger Inc. in favor of Bank of America, N.A., as Administrative Agent and Collateral Agent. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

10.3	Senior Unsecured Interim Loan Agreement, dated as of January 28, 2008, by and among Harrah’s Operating Company, Inc., as Borrower, the Lenders party thereto from time to time, Citibank, N.A., as Administrative Agent, Deutsche Bank AG New York Branch, as Syndication Agent, Banc of America Bridge LLC, Credit Suisse, Cayman Islands Branch, JPMorgan Chase Bank, N.A., and Merrill Lynch Capital Corporation, as Co-Documentation Agents, Citigroup Global Markets Inc., Deutsche Bank Securities, Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Bookrunners and Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., as Joint Lead Arrangers. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

10.4	Amended and Restated Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Propco, LLC, Harrah’s Atlantic City Propco, LLC, Rio Propco, LLC, Flamingo Las Vegas Propco, LLC, Paris Las Vegas Propco, LLC and Harrah’s Laughlin Propco, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.5	Amended and Restated First Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 1, LLC, Harrah’s Atlantic City Mezz 1, LLC, Rio Mezz 1, LLC, Flamingo Las Vegas Mezz 1, LLC, Paris Las Vegas Mezz 1, LLC and Harrah’s Laughlin Mezz 1, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.6	Amended and Restated Second Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 2, LLC, Harrah’s Atlantic City Mezz 2, LLC, Rio Mezz 2, LLC, Flamingo Las Vegas Mezz 2, LLC, Paris Las Vegas Mezz 2, LLC and Harrah’s Laughlin Mezz 2, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.7	Amended and Restated Third Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 3, LLC, Harrah’s Atlantic City Mezz 3, LLC, Rio Mezz 3, LLC, Flamingo Las Vegas Mezz 3, LLC, Paris Las Vegas Mezz 3, LLC and Harrah’s Lauglin Mezz 3, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.8	Amended and Restated Fourth Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 4, LLC, Harrah’s Atlantic City Mezz 4, LLC, Rio Mezz 4, LLC, Flamingo Las Vegas Mezz 4, LLC, Paris Las Vegas Mezz 4, LLC and Harrah’s Laughlin Mezz 4, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.9	Amended and Restated Fifth Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 5, LLC, Harrah’s Atlantic City Mezz 5, LLC, Rio Mezz 5, LLC, Flamingo Las Vegas Mezz 5, LLC, Paris Las Vegas 5, LLC and Harrah’s Laughlin Mezz 5, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.10	Amended and Restated Sixth Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 6, LLC, Harrah’s Atlantic City Mezz 6, LLC, Rio Mezz 6, LLC, Flamingo Las Vegas Mezz 6, LLC, Paris Las Vegas Mezz 6, LLC and Harrah’s Laughlin Mezz 6, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.11	Amended and Restated Seventh Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 7, LLC, Harrah’s Atlantic City Mezz 7, LLC, Rio Mezz 7, LLC, Flamingo Las Vegas Mezz 7, LLC, Paris Las Vegas Mezz 7, LLC and Harrah’s Laughlin Mezz 7, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.12	Amended and Restated Eighth Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 8, LLC, Harrah’s Atlantic City Mezz 8, LLC, Rio Mezz 8, LLC, Flamingo Las Vegas Mezz 8, LLC, Paris Las Vegas Mezz 8, LLC and Harrah’s Laughlin Mezz 8, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

Exhibit Number	Exhibit Description
10.13	Amended and Restated Ninth Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 9, LLC, Harrah’s Atlantic City Mezz 9, LLC, Rio Mezz 9, LLC, Flamingo Las Vegas Mezz 9, LLC, Paris Las Vegas Mezz 9, LLC and Harrah’s Laughlin Mezz 9, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.14	Employment Agreement, dated as of January 28, 2008, by and between Harrah’s Entertainment, Inc. and Gary W. Loveman. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

†10.15	Rollover Option Agreement, dated as of January 28, 2008, by and between Harrah’s Entertainment, Inc. and Gary W. Loveman. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

†10.16	Form of Employment Agreement between Harrah’s Operating Company, Inc. and Charles L. Atwood and J. Carlos Tolosa. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed April 11, 2008.)

†10.17	Form of Employment Agreement between Harrah’s Operating Company, Inc. and Jonathan S. Halkyard and Thomas M. Jenkin. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed April 11, 2008.)

†10.18	Form of Severance Agreement entered into with Charles L. Atwood, Jonathan S. Halkyard, Thomas M. Jenkin and J. Carlos Tolosa. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

10.19	Form of Indemnification Agreement entered into by Harrah’s Entertainment, Inc. and each of its directors and executive officers. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed October 6, 2008.)

†10.20	Financial Counseling Plan of Harrah’s Entertainment, Inc. as amended June 1996. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.21	Summary Plan Description of Executive Term Life Insurance Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

†10.22	Harrah’s Entertainment, Inc. 2005 Senior Executive Incentive Plan. (Incorporated by reference from Annex C to the Company’s Proxy Statement, filed March 4, 2004.)

†10.23	The 2001 Restatement of the Harrah’s Entertainment, Inc. Savings And Retirement Plan, effective January 1, 2002. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.)

†10.24	First Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective January 1, 1997. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.25	Second Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective January 1, 2002. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.26	Third Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective November 24, 2003. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

Exhibit Number	Exhibit Description
†10.27	Fourth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan executed December 22, 2003. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.28	Fifth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective January 1, 2005. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.29	Sixth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan adopted July 20, 2005. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.30	Seventh Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective August 30, 2005. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.31	Eighth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan adopted September 20, 2006. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.32	Ninth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan adopted November 7, 2006. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.33	Tenth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan executed December 29, 2006. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.34	Eleventh Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan executed July 11, 2008. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.35	Trust Agreement dated June 20, 2001 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.)

10.36	Escrow Agreement, dated February 6, 1990, by and between The Promus Companies Incorporated, certain subsidiaries thereof, and Sovran Bank, as escrow agent (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 1989.)

10.37	Amendment to Escrow Agreement dated as of October 29, 1993 among The Promus Companies Incorporated, certain subsidiaries thereof, and NationsBank, formerly Sovran Bank. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

10.38	Amendment, dated as of June 7, 1995, to Escrow Agreement among The Promus Companies Incorporated, certain subsidiaries thereof and NationsBank. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed June 15, 1995.)

10.39	Amendment, dated as of July 18, 1996, to Escrow Agreement between Harrah’s Entertainment, Inc. and NationsBank. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

10.40	Amendment, dated as of October 30, 1997, to Escrow Agreement between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc. and NationsBank. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed March 10, 1998, File No. 1-10410.)

10.41	Amendment to Escrow Agreement, dated April 26, 2000, between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A., Successor to Bank of America, N.A. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

10.42	Letter Agreement with Wells Fargo Bank Minnesota, N.A., dated August 31, 2000, concerning appointment as Escrow Agent under Escrow Agreement for deferred compensation plans. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

Exhibit Number	Exhibit Description
†10.43	Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement dated January 11, 2006 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

†10.44	Amendment to the Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement effective January 28, 2008 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

†10.45	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan, effective August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.46	Amendment and Restatement of Harrah’s Entertainment, Inc. Deferred Compensation Plan, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.47	Amendment and Restatement of Park Place Entertainment Corporation Executive Deferred Compensation Plan, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.48	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.49	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.50	Harrah’s Entertainment, Inc. Management Equity Incentive Plan, effective as of February 27, 2008. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-8 filed April 28, 2008.)

†10.51	Stock Option Grant Agreement dated February 27, 2008 between Gary W. Loveman and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.52	Stock Option Grant Agreement dated February 27, 2008 between Charles L. Atwood and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.53	Stock Option Grant Agreement dated February 27, 2008 between Jonathan S. Halkyard and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.54	Stock Option Grant Agreement dated February 27, 2008 between J. Carlos Tolosa and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.55	Stock Option Grant Agreement dated February 27, 2008 between Thomas M. Jenkin and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.56	Form of Stock Option Grant Agreement dated July 1, 2008 between Harrah’s Entertainment, Inc. and each of Jeanne P. Jackson, Lynn C. Swann and Christopher J. Williams. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

14	Harrah’s Entertainment, Inc. Code of Business Conduct and Ethics for Principal Officers, adopted February 26, 2003. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 10, 2003.)

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 10, 2008.

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 10, 2008.

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 10, 2008.

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 10, 2008.

*99	Supplemental Discussion of Pro Forma Harrah’s Operating Company Results

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q pursuant to Item 6 of Form 10-Q.
*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRAH’S ENTERTAINMENT, INC.

November 10, 2008	By:	/S/ ANTHONY D. MCDUFFIE
Anthony D. McDuffie
Senior Vice President, Controller and Chief Accounting Officer