Form 10-K
period 2008-12-31
HARRAHS ENTERTAINMENT INC
filed 2009-03-17
CIK 858339

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-10410

HARRAH’S ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	62-1411755
(State of incorporation)	(I.R.S. Employer Identification No.)

One Caesars Palace Drive, Las Vegas, Nevada	89109
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:

(702) 407-6000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

voting common stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of March 13, 2009, the Registrant had 10 shares of voting Common Stock and 40,694,445 shares of non-voting Common Stock outstanding. There is not a market for the Registrant’s common stock; therefore, the aggregate market value of the Registrant’s common stock held by non-affiliates is not calculable.

PART I

ITEM 1.	Business.

Overview

Harrah’s Entertainment, Inc., a Delaware corporation, is one of the largest casino entertainment providers in the world. Our business is primarily conducted through a wholly-owned subsidiary, Harrah’s Operating Company, Inc., although certain material properties are not owned by Harrah’s Operating Company, Inc. As of December 31, 2008, we owned or managed, through various subsidiaries, 53 casinos in six countries, but primarily in the United States and the United Kingdom. Our casino entertainment facilities operate primarily under the Harrah’s, Caesars and Horseshoe brand names in the United States, and include land-based casinos, casino clubs, riverboat or dockside casinos, casinos on Indian reservations, a combination greyhound racing facility and casino and combination thoroughbred racetrack and a harness racetrack and slot facility. As of December 31, 2008, our facilities have an aggregate of approximately 3 million square feet of gaming space and approximately 39,000 hotel rooms. We have a customer loyalty program, Total Rewards, which has over 40 million members that we use for marketing promotions and to generate play by our customers when they travel among our markets in the United States and Canada. We also own and operate the World Series of Poker tournament and brand. Unless otherwise noted or indicated by the context, the terms “Harrah’s,” “Harrah’s Entertainment,” “Company,” “we,” “us,” and “our” refer to Harrah’s Entertainment, Inc.

We were incorporated on November 2, 1989 in Delaware, and prior to such date operated under predecessor companies. Our principal executive offices are located at One Caesars Palace Drive, Las Vegas, Nevada 89109, telephone (702) 407-6000. Until January 28, 2008, our common stock was traded on the New York Stock Exchange under the symbol “HET.”

On January 28, 2008, Harrah’s Entertainment was acquired by affiliates of Apollo Global Management, LLC (“Apollo”) and TPG Capital, LP (“TPG”) in an all-cash transaction, hereinafter referred to as the “Merger,” valued at approximately $30.7 billion, including the assumption of $12.4 billion of debt and approximately $1.0 billion of acquisition costs. Holders of Harrah’s Entertainment stock received $90.00 in cash for each outstanding share of common stock. As a result of the Merger, the issued and outstanding shares of non-voting common stock and non-voting preferred stock of Harrah’s Entertainment are owned by entities affiliated with Apollo/TPG and certain co-investors and members of management, and the issued and outstanding shares of voting common stock of Harrah’s Entertainment are owned by Hamlet Holdings LLC, which is owned by certain individuals affiliated with Apollo/TPG. As a result of the Merger, our stock is no longer publicly traded.

Description of Business

Our casino business commenced operations in 1937. We own or manage casino entertainment facilities in more areas throughout the United States than any other participant in the casino industry. In addition to casinos, our facilities typically include hotel and convention space, restaurants and non-gaming entertainment facilities. Three of our properties are racetracks at which we have installed slot machines. The descriptions below are as of December 31, 2008, except where otherwise noted.

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

Our Atlantic City casinos, Harrah’s Resort Atlantic City, Showboat Atlantic City, Caesars Atlantic City and Bally’s Atlantic City, draw customers primarily from the Philadelphia metropolitan area, New York and New Jersey.

Harrah’s Chester is a combination harness racetrack and slot facility located approximately six miles south of Philadelphia International Airport which draws customers primarily from the Philadelphia metropolitan area and Delaware.

Our Chicagoland dockside casinos, Harrah’s Joliet in Joliet, Illinois, and Horseshoe Hammond in Hammond, Indiana, draw customers primarily from the greater Chicago metropolitan area. In southern Indiana, we own Horseshoe Southern Indiana (formerly Caesars Indiana), a dockside casino complex located in Elizabeth, Indiana, which draws customers primarily from northern Kentucky, including the Louisville metropolitan area, and southern Indiana, including Indianapolis.

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

Horseshoe Tunica, Harrah’s Tunica (formerly Grand Casino Tunica) and Sheraton Casino & Hotel Tunica, dockside casino complexes located in Tunica, Mississippi, are approximately 30 miles from Memphis, Tennessee and draw customers primarily from the Memphis area.

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

Caesars Windsor (formerly Casino Windsor), located in Windsor, Ontario, draws customers primarily from the Detroit metropolitan area and the Conrad Resort & Casino located in Punta Del Este, Uruguay, draws customers primarily from Argentina and Uruguay.

As part of the acquisition of London Clubs in December 2006, we own or manage five casinos in London: the Sportsman, the Golden Nugget, the Rendezvous, Fifty and The Casino at the Empire. Our casinos in London draw customers primarily from the London metropolitan area as well as international visitors. We also own Alea Nottingham, Alea Glasgow, Alea Leeds, Manchester235, Rendezvous Brighton and Rendezvous Southend-on-Sea in the provinces of the United Kingdom, which primarily draw customers from their local areas. We also manage three casinos in Cairo, Egypt at the Nile Hilton, Ramses Hilton and Caesars Cairo (which opened on December 22, 2008), which draw customers primarily from other countries in the Middle East. Emerald Safari, located in the province of Gauteng in South Africa, draws customers primarily from South Africa.

We also earn fees through our management of three casinos for Indian tribes:

¡	Harrah’s Phoenix Ak-Chin, located near Phoenix, Arizona, which we manage for the Ak-Chin Indian Community under a management agreement that expires in December 2009. Harrah’s Phoenix Ak-Chin draws customers from the Phoenix metropolitan area;

¡	Harrah’s Cherokee Casino and Hotel, which we manage for the Eastern Band of Cherokee Indians on their reservation in Cherokee, North Carolina under a management contract that expires November 2011. Harrah’s Cherokee draws customers from eastern Tennessee, western North Carolina, northern Georgia and South Carolina.

¡	Harrah’s Rincon Casino and Resort, located near San Diego, California, which we manage for the Rincon San Luiseno Band of Mission Indians under a management agreement that expires in November 2013. Harrah’s Rincon draws customers from the San Diego metropolitan area and Orange County, California; and

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

We also own Macau Orient Golf located on Cotai in Macau.

Additional information about our casino entertainment properties is set forth below in Item 2, “Properties.”

Sales and Marketing

We believe that our distribution system of casino entertainment facilities provides us the ability to generate play by our customers when they travel among markets, which we refer to as cross-market play. In addition, we have several critical multi-property markets like Las Vegas, Atlantic City and Tunica, and we have seen increased revenue from customers visiting multiple properties in the same market. We believe our customer loyalty program, Total Rewards, in conjunction with this distribution system, allows us to capture a growing share of our customers’ gaming budget and compete more effectively.

Our Total Rewards program is structured in tiers, providing customers an incentive to consolidate their play at our casinos. Total Rewards customers are able to earn Tier Credits and Reward Credits and redeem those Credits at substantially all of our casino entertainment facilities located in the U.S. and Canada for on-property entertainment expenses. Depending on their level of play with us in a calendar year, customers may be designated as either Gold, Platinum, Diamond, or Seven Stars customers. Customers who do not participate in Total Rewards are encouraged to join, and those with a Total Rewards card are encouraged to consolidate their play through targeted promotional offers and rewards.

We have developed a database containing information for our customers and aspects of their casino gaming play. We use this information for marketing promotions, including through direct mail campaigns and the use of electronic mail and our website.

Patents and Trademarks

We own the following trademarks used in this document: Harrah’s ® , Caesars ® , Grand CasinoSM, Bally’s ® , Flamingo ®, Paris ® , Caesars Palace ® , Rio ® , Showboat ® , Bill’s ® , Harveys ® , Total Rewards ® , Bluffs Run ® , Louisiana Downs ® , Reward Credits ® , Horseshoe ® , Seven Stars ® , and World Series of Poker ® . Trademark rights are perpetual provided that the mark remains in use by us. We consider all of these marks, and the associated name recognition, to be valuable to our business.

We have been issued six U.S. patents covering some of the technology associated with our Total Rewards program-U.S. Patent No. 5,613,912 issued March 25, 1997, expiring April 5, 2015 (which is the subject of a license agreement with Mikohn Gaming Corporation); U.S. Patent No. 5,761,647 issued June 2, 1998, expiring May 24, 2016; U.S. Patent No. 5,809,482 issued September 15, 1998, expiring September 15, 2015; U.S. Patent No. 6,003,013 issued December 14, 1999, now expired; U.S. Patent No. 6,183,362, issued February 6, 2001, which we will allow to lapse in 2009; and U.S. Patent No. 7,419,427, issued September 2, 2008, which will expire on May 24, 2016. We have also been issued two U.S. patents covering some of the technology associated with our Total Rewards 2 program-U.S. Patent 7,329,185, issued February 12, 2008, which will expire on September 29, 2024; and U.S. Patent 7,410,422, issued on August 12, 2008, which will expire on April 24, 2025.

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

In recent years, with fewer new markets opening for development, competition in existing markets has intensified. Many casino operators, including us, have invested in expanding existing facilities, developing new facilities, and acquiring established facilities in existing markets, such as our acquisition of Caesars Entertainment, Inc. in 2005 and our renovated and expanded facility in Hammond, Indiana. This expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors has increased competition in many markets in which we compete, and this intense competition can be expected to continue.

The expansion of casino entertainment into new markets, such as the recent expansion of tribal casino opportunities in New York and California and the approval of gaming facilities in Pennsylvania and Florida present competitive issues for us which have had a negative impact on our financial results.

The casino entertainment industry is also subject to political and regulatory uncertainty. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overall Operating Results” and “—Regional Results and Development Plans.”

Other 2008 Events

Macau. In September 2007, we acquired Macau Orient Golf, located on 175 acres on Cotai adjacent to the Lotus Bridge, one of the two border crossings into Macau from China, and rights to a land concession contract. In December 2008, we announced plans for Caesars Macau Golf, a five-star golf lifestyle destination, the centerpieces of which will be a redesigned par-72 golf course and the establishment of Asia’s first Butch Harmon School of Golf, the first of Harmon’s flagship teaching facilities outside of the United States. The redevelopment includes expansion of the existing clubhouse into a golf lifestyle boutique, meeting facilities, VIP entertainment suites and a restaurant.

Las Vegas. In July 2007, we announced plans for an expansion and renovation of Caesars Palace Las Vegas. We have announced that we will defer completion of the planned 660-room hotel tower due to current economic conditions impacting the Las Vegas tourism sector. Other aspects of the project will proceed as planned, including the mid-summer 2009 opening of an additional 110,000 square feet of meeting and convention space, three 10,000 square foot villas and an expanded pool and garden area. The estimated total capital expenditures for the project, excluding the costs to complete the deferred rooms, are expected to be approximately $681 million.

Biloxi. We have decided to slow down construction, which began in the third quarter of 2007, of Margaritaville Casino & Resort in Biloxi, Mississippi, as we refine the design of that project and explore all of our alternatives related to the project and its financing. We are adjusting our plan for development to better align with the economic environment, market conditions on the Gulf Coast and the current financing environment. We license the Margaritaville name from an entity affiliated with the singer/songwriter Jimmy Buffett.

Exchange Offer. In December 2008, Harrah’s Operating Company, Inc. completed private exchange offers whereby approximately $2.2 billion, face amount, of its debt, was exchanged for approximately $1.1 billion, face amount, new 10.0% Second-Priority Senior Secured Notes due 2015 and 2018 and cash.

Governmental Regulation

The gaming industry is highly regulated, and we must maintain our licenses and pay gaming taxes to continue our operations. Each of our casinos is subject to extensive regulation under the laws, rules and regulations of the jurisdiction where it is located. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interests in the gaming operations. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. A more detailed description of the regulations to which we are subject is contained in Exhibit 99.2 to this Annual Report on Form 10-K, which Exhibit is incorporated herein by reference.

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

Employee Relations

We have approximately 80,000 employees through our various subsidiaries. Despite a strike in Atlantic City in 2004 that was settled, we consider our labor relations with employees to be good. Approximately 26,000 employees are covered by collective bargaining agreements with certain of our subsidiaries, relating to certain casino, hotel and restaurant employees at certain of our properties. Most of our employees covered by collective bargaining agreements are located at our properties in Las Vegas and Atlantic City. Our collective bargaining agreements with employees located at our Atlantic City properties expires in September 2009 and at our Las Vegas properties in May 2012.

Available Information

Our internet address is www.harrahs.com. We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. We also make available through our website all filings of our executive officers and directors on Forms 3, 4 and 5 under Section 16 of the Exchange Act. These filings are also available on the SEC’s website at www.sec.gov. Our Code of Conduct and our Code of Business Conduct and Ethics for Principal Officers are available on our website under the “Investor Relations” link. We will provide a copy of these documents without charge to any person upon receipt of a written request addressed to Harrah’s Entertainment, Inc., Attn: Corporate Secretary, One Caesars Palace Drive, Las Vegas, Nevada 89109. Reference in this document to our website address does not constitute incorporation by reference of the information contained on the website.

ITEM 1A.	Risk Factors.

If we are unable to effectively compete against our competitors, our profits will decline.

The gaming industry is highly competitive and our competitors vary considerably in size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. We also compete with other non-gaming resorts and vacation areas, and with various other entertainment businesses. Our competitors in each market that we participate may have substantially greater financial, marketing and other resources than we do, and there can be no assurance that they will not in the future engage in aggressive pricing action to compete with us. Although we believe we are currently able to compete effectively in each of the various markets in which we participate, we cannot assure you that we will be able to continue to do so or that we will be capable of maintaining or further increasing our current market share. Our failure to compete successfully in our various markets could adversely affect our business, financial condition, results of operations and cash flow.

In recent years, with fewer new markets opening for development, many casino operators have been reinvesting in existing markets to attract new customers or to gain market share, thereby increasing competition in those markets. As companies have completed new expansion projects, supply has typically grown at a faster pace than demand in some markets, including Las Vegas, our largest market, and competition has increased significantly. The expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in many markets in which we operate, and this intense competition is expected to continue. These competitive pressures have and are expected to continue to adversely affect our financial performance in certain markets, including Atlantic City.

In particular, our business may be adversely impacted by the additional gaming and room capacity in Nevada, New Jersey, New York, Connecticut, Pennsylvania, Mississippi, Missouri, Michigan, Indiana, Iowa, Kansas, Kentucky, Illinois, Louisiana, Ontario, South Africa, Uruguay, United Kingdom, Egypt and/or other projects not yet announced which may be competitive in the other markets where we operate or intend to operate. Several states and Native American tribes are also considering enabling the development and operation of casinos or casino- like operations in their jurisdictions. In addition, our operations located in New Jersey and Nevada may be adversely impacted by the expansion of Native American gaming in New York and California, respectively.

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

From time to time, individual jurisdictions have also considered legislation or referendums, such as bans on smoking in casinos and other entertainment and dining facilities, which could adversely impact our operations. For example, the City Council of Atlantic City passed an ordinance in 2007 requiring that we segregate at least 75% of the casino gaming floor as a nonsmoking area, leaving no more than 25% of the casino gaming floor as a smoking area. Illinois has also passed the Smoke Free Illinois Act which became effective January 1, 2008, and bans smoking in nearly all public places, including bars, restaurants, work places, schools and casinos. The Act also bans smoking within 15 feet of any entrance, window or air intake area of these public places. These smoking bans have adversely affected revenues and operating results at our properties. The likelihood or outcome of similar legislation in other jurisdictions and referendums in the future cannot be predicted, though any smoking ban would be expected to negatively impact our financial performance.

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

We may decide to develop, construct and open new hotels, casinos and other gaming venues in response to opportunities that may arise. Future development projects and acquisitions may require significant capital commitments, the incurrence of additional debt, guarantees of third party-debt, the incurrence of contingent liabilities and an increase in amortization expense related to intangible assets, which could have an adverse effect upon our business, financial condition and results of operations. The development and construction of new hotels, casinos and gaming venues and the expansion of existing ones, such as our current expansion at Caesars Palace in Las Vegas, are susceptible to various risks and uncertainties, such as:

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

The recent downturn in the national economy, the volatility and disruption of the capital and credit markets and adverse changes in the global economy could negatively impact our financial performance and our ability to access financing.

The recent severe economic downturn and adverse conditions in the local, regional, national and global markets have negatively affected our operations, and may continue to negatively affect our operations in the future. During periods of economic contraction such as the current period, our revenues may decrease while some of our costs remain fixed or even increase, resulting in decreased earnings. Gaming and other leisure activities we offer represent discretionary expenditures and participation in such activities may decline during economic downturns, during which consumers generally earn less disposable income. Even an uncertain economic outlook may adversely affect consumer spending in our gaming operations and related facilities, as consumers spend less in anticipation of a potential economic downturn. Furthermore, other uncertainties, including national and global economic conditions, terrorist attacks or other global events, could adversely affect consumer spending and adversely affect our operations.

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

For example, four of our properties were closed for an extended period of time due to the damage sustained from Hurricanes Katrina and Rita in August and September 2005. Such events could lead to the loss of use of one or more of our properties for an extended period of time and disrupt our ability to attract customers to certain of our gaming facilities. If any such event were to affect our properties, we would likely be adversely impacted.

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

Some of our employees are represented by labor unions. A lengthy strike or other work stoppage at one of our casino properties or construction projects could have an adverse effect on our business and results of operations. From time to time, we have also experienced attempts to unionize certain of our non–union employees. While these efforts have achieved only limited success to date, we cannot provide any assurance that we will not experience additional and more successful union activity in the future. There has been a trend towards unionization for employees in Atlantic City and Las Vegas. For example, certain dealers, slot technicians and security guards at certain of our Atlantic City properties have voted to be represented by the United Auto Workers and the International Union, Security, Police and Fire Professionals of America, respectively. However, to date, there are no collective bargaining agreements in place. In addition, in 2007, Caesars Palace dealers in Las Vegas signed union authorization cards to be represented by the Transport Worker’s Union (the “TWU”). The TWU held elections supervised by the National Labor Relations Board and won representation of the dealers. The impact of this union activity is undetermined and could negatively impact our profits.

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

The leadership of our chief executive officer, Mr. Loveman, and other executive officers has been a critical element of our success. The death or disability of Mr. Loveman or other extended or permanent loss of his services, or any negative market or industry perception with respect to him or arising from his loss, could have a material adverse effect on our business. Our other executive officers and other members of senior management have substantial experience and expertise in our business and have made significant contributions to our growth and success. The unexpected loss of services of one or more of these individuals could also adversely affect us. We are not protected by key man or similar life insurance covering members of our senior management. We have employment agreements with our executive officers, but these agreements do not guarantee that any given executive will remain with the company.

If we are unable to attract, retain and motivate employees, we may not be able to compete effectively and will not be able to expand our business.

Our success and ability to grow are dependent, in part, on our ability to hire, retain and motivate sufficient numbers of talented people, with the increasingly diverse skills needed to serve clients and expand our business, in many locations around the world. Competition for highly qualified, specialized technical and managerial, and particularly consulting personnel, is intense. Recruiting, training, retention and benefits costs place significant demands on our resources. Additionally, the recent downturn in the gaming, travel and leisure sectors has made recruiting executives to our business more difficult. The inability to attract qualified employees in sufficient numbers to meet particular demands or the loss of a significant number of our employees could have an adverse effect on us.

We are controlled by the Sponsors, whose interests may not be aligned with ours.

All of the voting common stock of Harrah’s is held by Hamlet Holdings LLC, the members of which are comprised of an equal number of individuals affiliated with each of the Sponsors. As such, the Sponsors have the power to control our affairs and policies. The Sponsors also control the election of our board of directors, the appointment of management, the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions.

Eight of our twelve directors have been appointed by the Sponsors. In addition, two of the three members of our Executive Committee are affiliated with the Sponsors. The members affiliated with the Sponsors have the authority, subject to the terms of our debt, to issue additional shares, implement share repurchase programs, declare dividends, pay advisory fees and make other decisions, and they may have an interest in our doing so. Furthermore, the Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us, as well as businesses that represent major customers of our businesses. The Sponsors may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as the individuals affiliated with the Sponsors continue to control a significant amount of our outstanding voting common stock, the Sponsors will continue to be able to strongly influence or effectively control our decisions.

We are or may become involved in legal proceedings that, if adversely adjudicated or settled, could impact our financial condition.

From time to time, we are defendants in various lawsuits relating to matters incidental to our business. The nature of our business subjects us to the risk of lawsuits filed by customers, past and present employees, competitors, business partners, Native American tribes and others in the ordinary course of business. As with all litigation, no assurance can be provided as to the outcome of these matters and in general, litigation can be expensive and time consuming. For example, we have an ongoing dispute with the St. Regis Mohawk Tribe in which a motion to dismiss was not granted, on procedural grounds, in December 2007. In addition, an indirect subsidiary of Harrah’s Operating filed a complaint against two entities seeking declaratory judgment with respect to right to terminate an agreement to enter into a joint venture related to a project in the Bahamas. The entities filed a countersuit against the indirect subsidiary of Harrah’s Operating alleging wrongful termination, failure to make capital contributions and failure to perform its purported obligations. We may not be successful in the defense or prosecution of these lawsuits, which could result in settlements or damages that could significantly impact our business, financial condition and results of operations.

Our debt agreements contain restrictions that will limit our flexibility in operating our business.

Our senior secured credit facilities, the senior unsecured interim loan agreement, real estate facility loans and the indentures governing our senior notes and 2nd lien notes contain, and any future indebtedness of ours would likely contain, a number of covenants that will impose significant operating and financial restrictions on us, including restrictions on our and our subsidiaries ability to, among other things:

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

We have pledged a significant portion of our assets as collateral under our senior secured credit facilities, our real estate facility loans and our 2nd lien notes. If any of these lenders accelerate the repayment of borrowings, there can be no assurance that we will have sufficient assets to repay our indebtedness.

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

Such actions by the lenders could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the lenders under our new senior secured credit facilities, our real estate facilities and our 2nd lien notes could proceed against the collateral granted to them to secure that indebtedness.

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

We are a highly leveraged company. As of December 31, 2008, we had $24.5 billion face value of outstanding indebtedness, and for the twelve months ended December 31, 2008, pro forma cash interest expense of $1.7 billion, adjusted to reflect the Merger as if it had occurred on January 1, 2008.

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

We and our subsidiaries may be able to incur substantial indebtedness in the future. Although the terms of the agreements governing our indebtedness contain restrictions on our ability to incur additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. For example, as of December 31, 2008, we had $1.29 billion available for additional borrowing under our revolving credit facility after giving effect to approximately $0.2 billion in outstanding letters of credit, all of which would be secured. Subsequent to December 31, 2008, we borrowed the remaining amount available, except for amounts committed to back letters of credit. The remaining amount was borrowed in light of the continuing uncertainty in the credit market and general economic conditions. The funds will be used for general corporate purposes, including capital expenditures.

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

In addition to the risk factors set forth above, important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include without limitation:

•	the impact of the substantial indebtedness incurred to finance the consummation of the Merger;

•	the effects of local, national and global economic, credit and capital market conditions on the economy in general, and on the gaming and hotel industry in particular;

•

construction factors, including delays, increased costs for labor and materials, availability of labor and materials, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters and building permit issues;

•	the effects of environmental and structural building conditions relating to our properties;

•	our ability to timely and cost-effectively integrate companies that we acquire into our operations;

•	access to available and reasonable financing on a timely basis;

•	changes in laws, including increased tax rates, smoking bans, regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies;

•	litigation outcomes and judicial actions, including gaming legislative action, referenda and taxation;

•	the ability of our customer-tracking, customer loyalty and yield-management programs to continue to increase customer loyalty and same store or hotel sales;

•	the ability to recoup costs of capital investments through higher revenues;

•	acts of war or terrorist incidents or natural disasters;

•	access to insurance on reasonable terms for our assets;

•	abnormal gaming holds;

•	difficulties in employee retention and recruitment as a result of our substantial indebtedness and the recent downturn in the gaming and hotel industries;

•	the effects of competition, including locations of competitors and operating and market competition; and

•	the other factors set forth under “Risk Factors” above.

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

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Properties.

The following table sets forth information about our casino entertainment facilities:

Summary of Property Information*

Property	Type of Casino	Casino Space– Sq. Ft. (a)	Slot Machines (a)	Table Games (a)	Hotel Rooms & Suites (a)
Atlantic City, New Jersey
Harrah’s Atlantic City	Land-based	173,200	3,440	150	2,590
Showboat Atlantic City	Land-based	120,100	3,150	120	1,330
Bally’s Atlantic City (b)	Land-based	147,200	3,900	210	1,760
Caesars Atlantic City	Land-based	145,000	3,040	160	1,140

Las Vegas, Nevada
Harrah’s Las Vegas	Land-based	90,600	1,580	110	2,530
Rio	Land-based	107,000	1,170	100	2,520
Caesars Palace	Land-based	129,900	1,440	160	3,290
Paris Las Vegas	Land-based	85,000	1,170	100	2,920
Bally’s Las Vegas	Land-based	66,400	1,080	60	2,810
Flamingo Las Vegas (c)	Land-based	76,800	1,420	120	3,460
Imperial Palace	Land-based	75,000	800	50	2,640
Bill’s Gamblin’ Hall & Saloon	Land-based	42,500	420	40	200

Laughlin, Nevada
Harrah’s Laughlin	Land-based	47,000	910	40	1,510

Reno, Nevada
Harrah’s Reno	Land-based	41,600	870	50	930

Lake Tahoe, Nevada
Harrah’s Lake Tahoe	Land-based	57,600	870	70	510
Harveys Lake Tahoe	Land-based	63,300	820	80	740
Bill’s Lake Tahoe	Land-based	18,000	310	—	—

Chicago, Illinois area
Harrah’s Joliet (Illinois) (d)	Dockside	38,900	1,180	30	200
Horseshoe Hammond (Indiana)	Dockside	108,000	3,210	130	—

Metropolis, Illinois
Harrah’s Metropolis (e)	Dockside	31,000	1,140	30	260

Southern Indiana
Horseshoe Southern Indiana	Dockside	86,600	1,990	100	500

Council Bluffs, Iowa
Harrah’s Council Bluffs	Dockside	28,000	1,040	30	250
Horseshoe Council Bluffs (f)	Greyhound racing facility and land- based casino	78,800	1,840	70	—

Tunica, Mississippi
Horseshoe Tunica	Dockside	63,000	1,760	80	510
Harrah’s Tunica	Dockside	136,000	1,750	70	1,360
Sheraton Casino & Hotel	Dockside	31,000	1,100	30	130

Mississippi Gulf Coast
Grand Casino Biloxi	Dockside	28,800	830	30	490

St. Louis, Missouri
Harrah’s St. Louis	Dockside	111,500	2,820	90	500

North Kansas City, Missouri
Harrah’s North Kansas City	Dockside	60,100	1,760	60	390

Property	Type of Casino	Casino Space– Sq. Ft. (a)	Slot Machines (a)	Table Games (a)	Hotel Rooms & Suites (a)

New Orleans, Louisiana
Harrah’s New Orleans	Land-based	125,100	2,020	130	450

Bossier City, Louisiana
Louisiana Downs	Thoroughbred racing facility and land- based casino	14,900	1,210	—	—
Horseshoe Bossier City	Dockside	29,900	1,510	70	610

Chester, Pennsylvania
Harrah’s Chester (g)	Harness racing facility and land-based casino	92,900	2,870	—	—

Phoenix, Arizona
Harrah’s Ak-Chin (g)	Indian Reservation	50,300	1,090	30	150

Cherokee, North Carolina
Harrah’s Cherokee (h)	Indian Reservation	88,000	3,320	40	580

San Diego, California
Harrah’s Rincon (h)	Indian Reservation	69,900	1,600	80	660

Punta del Este, Uruguay
Conrad Punta del Este Resort and Casino (i)	Land-based	44,500	520	70	300

Ontario, Canada
Caesars Windsor (j)	Land-based	100,000	2,620	80	760

United Kingdom
Golden Nugget	Land-based	5,100	40	20	—
Rendezvous Casino	Land-based	6,200	40	20	—
The Sportsman	Land-based	5,200	40	20	—
Fifty (k)	Land-based	3,200	—	20	—
Rendezvous Brighton	Land-based	7,800	70	30	—
Rendezvous Southend-on-Sea	Land-based	8,700	60	30	—
Manchester235	Land-based	11,500	80	30	—
The Casino at the Empire	Land-based	20,900	100	50	—
Alea Nottingham	Land-based	10,000	60	20	—
Alea Glasgow	Land-based	15,000	60	30	—
Alea Leeds	Land-based	10,300	60	30	—

Egypt
London Club Cairo-Nile (h)	Land-based	2,300	40	10	—
Rendezvous Cairo-Ramses (h)	Land-based	2,700	30	20	—
Caesars Cairo (h)	Land-based	5,500	20	20	—

South Africa
Emerald Safari (l)	Land-based	37,700	660	20	190

*	As of December 31, 2008, unless otherwise noted.

(a)	Approximate.

(b)	Reflects reductions in casino space and slot machines for temporary closure of gaming areas in the first quarter of 2009.

(c)	Information includes O’Shea’s Casino, which is adjacent to this property.

(d)	We have an 80 percent ownership interest in and manage this property.

(e)	A hotel, in which we own a 12.5% special limited partnership interest, is adjacent to the Metropolis facility. We own a second 260-room hotel.

(f)	The property is owned by the Company, leased to the operator, and managed by the Company for the operator for a fee pursuant to an agreement that expires in October 2024. This information includes the Bluffs Run greyhound racetrack that operates at the property.

(g)	We have a 50 percent ownership interest in and manage this property.

(h)	Managed.

(i)	We have an approximate 95 percent ownership interest in and manage this property.

(j)	We have a 50 percent interest in Windsor Casino Limited, which manages this property. The Province of Ontario owns the complex.

(k)	We have a 50 percent ownership interest in and manage this property. In December 2008, we entered into a Share Purchase Agreement by which our interest in the property will be sold to the joint venture partner. We expect this transaction to close in March 2009.

(l)	We have a 70 percent interest in and manage this property.

ITEM 3.	Legal Proceedings.

Litigation Related to Our Operations

In April 2000, the Saint Regis Mohawk Tribe (the “Tribe”) granted Caesars the exclusive rights to develop a casino project in the State of New York. On April 26, 2000, certain individual members of the Tribe purported to commence a class action proceeding in a “Tribal Court” in Hogansburg, New York, against Caesars seeking to nullify Caesars’ agreement with the Tribe. On March 20, 2001, the “Tribal Court” purported to render a default judgment against Caesars in the amount of $1,787 million. Prior to our acquisition of Caesars in June 2005, it was believed that this matter was settled pending execution of final documents and mutual releases. Although fully executed settlement documents were never provided, on March 31, 2003, the United States District Court for the Northern District of New York dismissed litigation concerning the validity of the judgment, without prejudice, while retaining jurisdiction to reopen that litigation, if, within three months thereof, the settlement had not been completed. On June 22, 2007, a lawsuit was filed in the United States District Court for the Northern District of New York against us by certain trustees of the Catskill Litigation Trust alleging the Catskill Litigation Trust had been assigned the “Tribal Court” judgment and seeks to enforce it, with interest. According to a “Tribal Court” order, accrued interest through July 9, 2007, was approximately $1,014 million. We filed a motion to dismiss the case which was denied the first week of December 2007 on procedural grounds. In the Court’s ruling, we were granted leave to renew our request for relief as a summary judgment motion. We have filed the motion for summary judgment, which is currently pending with the Court. We believe this matter to be without merit and will vigorously contest any attempt to enforce the judgment.

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

Baha Mar and Baha Mar Development Company Ltd. (“Baha Mar Development”) filed an Amended Answer and Counterclaims against CBIC and a Third Party Complaint dated June 18, 2008 against HOC in the Supreme Court of the State of New York. Baha Mar and the Baha Mar Development allege that CBIC wrongfully terminated the Subscription Agreement and that CBIC wrongfully failed to make capital contributions under the Joint Venture Investors Agreement, by and between CBIC and Baha Mar, dated January 12, 2007. In addition, Baha Mar and Baha Mar Development allege that HOC wrongfully failed to perform its purported obligations under the Harrah’s Baha Mar Joint Venture Guaranty, dated January 12, 2007. Baha Mar and Baha Mar Development assert claims for breach of contract, breach of fiduciary duty, promissory estoppel, equitable estoppel and negligent misrepresentation. Baha Mar and Baha Mar Development seek (i) declaratory relief; (ii) specific performance; (iii) the recovery of alleged monetary damages; (iv) the recovery of attorneys fees, costs, and expenses and (v) the dismissal with prejudice of CBIC’s Complaint. CBIC and HOC have each answered, denying all allegations of wrongdoing.

Litigation Related to the December 2008 Exchange Offer

On January 9, 2009, S. Blake Murchison and Willis Shaw filed a purported class action lawsuit in the United Stated District Court for the District of Delaware, Civil Action No. 09-00020-SLR, against Harrah’s Entertainment, Inc. and its board of directors, and Harrah’s Operating Company, Inc. The lawsuit was amended on March 4, 2009 alleging that the bond exchange offer which closed on December 24, 2008 wrongfully impaired the rights of bondholders. The amended complaint alleges, among others, breach of the bond indentures, violation of the Trust Indenture Act of 1939, equitable rescission, and liability claims against the members of the board. The amended complaint seeks, among other relief, class certification of the lawsuit, declaratory relief that the alleged violations occurred, unspecified damages to the class, and attorneys’ fees. On February 23, 2009, prior to the amended complaint being filed, the defendants filed a motion to dismiss the complaint, which had not been ruled upon by the Court.

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

The approximate number of holders of record of our non-voting common stock as of March 13, 2009, was 181.

We did not pay any cash dividends in 2008. The following table sets forth the dates and amounts of cash dividends per share paid by the Company during 2007.

	Record Date	Paid On
2007
$0.40	February 12, 2007	February 21, 2007
0.40	May 9, 2007	May 23, 2007
0.40	August 8, 2007	August 22, 2007
0.40	November 8, 2007	November 21, 2007

The following table sets forth repurchases of our equity securities during the fourth quarter of the fiscal year covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2008 – 10/31/2008	0	0	0	0
11/1/2008 – 11/30/2008	0	0	0	0
12/1/2008 – 12/31/2008	72,288.8	$51.79	0	0

ITEM 6.	Selected Financial Data.

The selected financial data set forth below for the five years ended December 31, 2008, should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto.

	Successor	Predecessor
(In millions, except common stock data and ratios)	Jan. 28, 2008 through Dec. 31, 2008 (a)	Jan. 1, 2008 through Jan. 27, 2008 (b)	2007(c)	2006(d)	2005(e)	2004(f)
OPERATING DATA
Revenues	$9,366.9	$760.1	$10,825.2	$9,673.9	$7,010.0	$4,396.8
(Loss)/income from operations	(4,237.5)	(36.8)	1,652.0	1,556.6	1,029.0	772.8
(Loss)/income from continuing operations	(5,186.7)	(101.0)	527.2	523.9	316.3	319.3
Net (loss)/income	(5,096.3)	(100.9)	619.4	535.8	236.4	367.7
COMMON STOCK DATA
Earnings per share-diluted
From continuing operations	—	(0.54)	2.77	2.79	2.10	2.83
Net (loss)/income	—	(0.54)	3.25	2.85	1.57	3.26
Cash dividends declared per share	—	—	1.60	1.53	1.39	1.26
FINANCIAL POSITION
Total assets	31,048.6	23,371.3	23,357.7	22,284.9	20,517.6	8,585.6
Long-term debt	23,123.3	12,367.5	12,429.6	11,638.7	11,038.8	5,151.1
Stockholders’ (deficit)/equity	(1,410.4)	6,680.2	6,626.9	6,071.1	5,665.1	2,035.2
RATIO OF EARNINGS TO FIXED CHARGES (g)	—	—	2.1	2.2	2.1	2.8

Note references are to our Notes to Consolidated Financial Statements. See Item 8.

(a)	The Successor period of 2008 includes $5.5 billion in pretax charges for impairment of intangible assets (see Note 3), $16.2 million in pretax charges for other write-downs, reserves and recoveries (see Note 9), $24.0 million in pretax charges related to the sale of the Company, and $742.1 million in pretax credits for discounts related to, and write-offs associated with, debt retired before maturity.

(b)	The Predecessor period of 2008 includes $4.7 million in pretax charges for write-downs, reserves and recoveries (see Note 9) and $125.6 million in pretax charges related to the sale of the Company.

(c)	2007 includes $59.9 million in net pretax credits for write-downs, reserves and recoveries (see Note 9), $13.4 million in pretax charges related to the proposed sale of the Company, and $2.0 million in pretax charges for premiums paid for, and write-offs associated with, debt retired before maturity. 2007 also includes the financial results of Bill’s Gamblin’ Hall & Saloon from its February 27, 2007, date of acquisition and Macau Orient Golf from its September 12, 2007 date of acquisition.

(d)	2006 includes $62.6 million in pretax charges for write-downs, reserves and recoveries (see Note 9), $37.0 million in pretax charges related to the review of certain strategic matters by the special committee of our Board of Directors and the integration of Caesars in Harrah’s Entertainment, and $62.0 million in pretax charges for premiums paid for, and write-offs associated with, debt retired before maturity. 2006 also includes the financial results of London Clubs International from the date of our acquisition of a majority ownership interest in November 2006.

(e)	2005 includes $194.7 million in pretax charges for write-downs, reserves and recoveries, $55.0 million in pretax charges related to our acquisition of Caesars Entertainment, Inc., and $3.3 million in pretax charges for premiums paid for, and write-offs associated with, debt retired before maturity. 2005 also includes the financial results of Caesars Entertainment, Inc. from its June 13, 2005, date of acquisition.

(f)	2004 includes $9.6 million in pretax charges for write-downs, reserves and recoveries and $2.3 million in pretax charges related to our pending acquisition of Caesars Entertainment, Inc. 2004 also includes the financial results of Horseshoe Gaming Holding Corp. from its July 1, 2004, date of acquisition.

(g)	Ratio computed based on (Loss)/income from continuing operations. For details of the computation of this ratio, see Exhibit 12. For the Predecessor and Successor period of 2008, our earnings were insufficient to cover fixed charges by $122.5 million and $5.5 billion, respectively.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Harrah’s Entertainment, Inc., a Delaware corporation, was incorporated on November 2, 1989, and prior to such date operated under predecessor companies. In this discussion, the words “Harrah’s Entertainment,” “Company,” “we,” “our,” and “us” refer to Harrah’s Entertainment, Inc., together with its subsidiaries where appropriate.

OVERVIEW

We are one of the largest casino entertainment providers in the world. As of December 31, 2008, we operated 53 casinos in six countries, but primarily in the United States and the United Kingdom. Our facilities operate primarily under the Harrah’s, Caesars and Horseshoe brand names in the United States. Our properties include land-based casinos and casino hotels, dockside casinos, a combination greyhound racetrack and casino, a combination thoroughbred racetrack and casino, a combination harness racetrack and casino, casino clubs and managed casinos. We are focused on building customer loyalty through a unique combination of customer service, excellent products, unsurpassed distribution, operational excellence and technology leadership and on exploiting the value of our major hotel/casino brands – Harrah’s, Caesars and Horseshoe and our loyalty program, Total Rewards. We believe that the customer-relationship marketing and business-intelligence capabilities fueled by Total Rewards are constantly bringing us closer to our customers so we better understand their preferences, and from that understanding, we are able to improve entertainment experiences we offer accordingly.

On January 28, 2008, Harrah’s Entertainment was acquired by affiliates of Apollo Global Management, LLC (“Apollo”) and TPG Capital, LP (“TPG”) in an all-cash transaction, hereinafter referred to as the “Merger,” valued at approximately $30.7 billion, including the assumption of $12.4 billion of debt and approximately $1.0 billion of acquisition costs. Holders of Harrah’s Entertainment stock received $90.00 in cash for each outstanding share of common stock. As a result of the Merger, the issued and outstanding shares of non-voting common stock and non-voting preferred stock of Harrah’s Entertainment are owned by entities affiliated with Apollo/TPG and certain co-investors and members of management, and the issued and outstanding shares of voting common stock of Harrah’s Entertainment are owned by Hamlet Holdings LLC, which is owned by certain individuals affiliated with Apollo/TPG. As a result of the Merger, our stock is no longer publicly traded.

2008 was a difficult year for the casino industry as the broader economic slowdown affecting the United States and the rest of the world took its toll on the travel and leisure industry, including gaming. Rising unemployment, low consumer confidence and crisis in the financial markets, combined with smoking bans in several jurisdictions, have impacted both customer visitation to our casinos and spend per trip. We have implemented several efficiency improvements and cost savings programs in 2008 to meet the challenges of operating our casinos in the current economic environment.

OVERALL OPERATING RESULTS

In accordance with Generally Accepted Accounting Principles (“GAAP”), we have separated our historical financial results for the Successor period and the Predecessor period; however, we have also combined results for the Successor and Predecessor periods for 2008 in the presentations below because we believe that it enables a meaningful presentation and comparison of results. As a result of the application of purchase accounting as of the Merger date, financial information for the Successor period and the Predecessor periods are presented on different bases and are, therefore, not comparable.

Because 2008 (Loss)/income from operations includes significant impairment charges, the following tables also present Income/(loss) from operations before impairment charges and the impairment charges to provide more meaningful comparisons of results. This presentation is not in accordance with GAAP.

Certain of our properties were sold during 2006, and their operating results prior to their sales were included in discontinued operations, if appropriate. Note 15 to our Consolidated Financial Statements provides information regarding dispositions. The discussion that follows is related to our continuing operations.

(In millions)	Successor	Predecessor	Combined 2008	Predecessor		Percentage Increase/(Decrease)
	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008		2007	2006	08 vs 07	07 vs 06
Casino revenues	$7,476.9	$614.6	$8,091.5	$8,831.0	$7,868.6	(8.4)%	12.2%

Total revenues	$9,366.9	$760.1	$10,127.0	$10,825.2	$9,673.9	(6.4)%	11.9%

Income/(loss) from operations before impairment charges	$1,252.1	$(36.8)	$1,215.3	$1,821.6	$1,577.3	(33.3)%	15.5%
Impairment of intangible assets	(5,489.6)	—	(5,489.6)	(169.6)	(20.7)	N/M	N/M

(Loss)/income from operations	$(4,237.5)	$(36.8)	$(4,274.3)	$1,652.0	$1,556.6	N/M	6.1%

(Loss)/income from continuing operations	$(5,186.7)	$(101.0)	$(5,287.7)	$527.2	$523.9	N/M	0.6%

Net (loss)/income	$(5,096.3)	$(100.9)	$(5,197.2)	$619.4	$535.8	N/M	15.6%

N/M	= Not Meaningful

The decrease in 2008 revenues was primarily attributable to turbulent economic conditions in the United States that have reduced, in some cases dramatically, customer visitation to our casinos. The impact of a smoking ban in Illinois, heavy rains and flooding affecting visitor volumes at our properties in the Midwest and the temporary closure of Gulf Coast properties due to a hurricane also contributed to the decline in 2008 revenues. Income from continuing operations was also impacted by charges for impairment of certain goodwill and other intangible assets; expense incurred in connection with the Merger, primarily related to the accelerated vesting of employee stock options, stock appreciation rights (“SARs”) and restricted stock; and higher interest expense, partially offset by net gains from early extinguishments of debt and proceeds from the settlement of insurance claims related to hurricane damage in 2005.

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

REGIONAL RESULTS AND DEVELOPMENT PLANS

The executive decision makers of our Company review operating results, assess performance and make decisions related to the allocation of resources on a property-by-property basis. We, therefore, consider each property to be an operating segment and believe that it is appropriate to aggregate and present the operations of our Company as one reportable segment. In order to provide more detail in a more understandable manner than would be possible on a consolidated basis, our properties have been grouped as follows to facilitate discussion of our operating results:

Las Vegas	Atlantic City	Louisiana/Mississippi	Iowa/Missouri
Caesars Palace	Harrah’s Atlantic City	Harrah’s New Orleans	Harrah’s St. Louis
Bally’s Las Vegas	Showboat Atlantic City	Harrah’s Louisiana Downs	Harrah’s North Kansas City
Flamingo Las Vegas	Bally’s Atlantic City	Horseshoe Bossier City	Harrah’s Council Bluffs
Harrah’s Las Vegas	Caesars Atlantic City	Grand Biloxi	Horseshoe Council Bluffs/ Bluffs Run
Paris Las Vegas	Harrah’s Chester(1)	Harrah’s Tunica(2)
Rio		Horseshoe Tunica
Imperial Palace		Sheraton Tunica
Bill’s Gamblin’ Hall & Saloon

Illinois/Indiana	Other Nevada	Managed/International/Other
Horseshoe Southern Indiana(3)	Harrah’s Reno	Harrah’s Ak-Chin(4)
Harrah’s Joliet(1)	Harrah’s Lake Tahoe	Harrah’s Cherokee4)
Harrah’s Metropolis	Harveys Lake Tahoe	Harrah’s Prairie Band (through 6/30/07)(4)

Horseshoe Hammond	Bill’s Lake Tahoe	Harrah’s Rincon(4)
	Harrah’s Laughlin	Conrad Punta del Este(1)
Caesars Windsor(5)
London Clubs International(6)

(1)	Not wholly owned by Harrah’s Entertainment.

(2)	Re-branded from Grand Casino Tunica in May 2008.

(3)	Re-branded from Caesars Indiana in July 2008.

(4)	Managed, not owned.

(5)	We have a 50 percent interest in Windsor Casino Limited, which manages this property. The province of Ontario owns the complex. The property was re-branded from Casino Windsor in June 2008.

(6)	Operates 11 casino clubs in the United Kingdom, 3 in Egypt and 1 in South Africa.

Included in income from operations for each grouping are project opening costs, impairment of goodwill and other intangible assets and write-downs, reserves and recoveries. Project opening costs include costs incurred in connection with the integration of acquired properties into Harrah’s Entertainment’s systems and technology and costs incurred in connection with expansion and renovation projects at various properties.

We perform annual assessments for impairment of goodwill and other intangible assets that are not subject to amortization as of September 30 each year. Based on projected performance, which reflects factors impacted by current market conditions, including lower valuation multiples for gaming assets; higher discount rates resulting from on-going turmoil in the credit markets; and the completion of our annual budget and forecasting process, our 2008 analysis indicated that certain of our goodwill and other intangible assets were impaired. A charge of $5.5 billion was recorded to our Consolidated Statement of Operations in fourth quarter 2008. Our 2007 analysis determined that, based on historical and projected performance, intangible assets at London Clubs and Horseshoe Southern Indiana had been impaired, and we recorded impairment charges of $169.6 million in fourth quarter 2007. Our 2006 analysis indicated that, based on the historical performance and projected performance of Harrah’s Louisiana Downs, intangible assets of that property had been impaired, and a charge of $20.7 million was recorded in fourth quarter 2006. Our 2008, 2007 and 2006 analyses of the tangible assets, applying the provisions of SFAS No. 144, indicated that the carrying value of the tangible assets was not impaired.

Write-downs, reserves and recoveries include various pretax charges to record asset impairments, contingent liability reserves, project write-offs, demolition costs and recoveries of previously recorded reserves and other non-routine transactions. The components of Write-downs, reserves and recoveries were as follows:

(In millions)	Successor	Predecessor	Combined 2008	Predecessor
	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008		2007	2006
Remediation costs	$60.5	$4.4	$64.9	$—	$—
Impairment of long-term assets	39.6	—	39.6	—	23.6
Write-off of abandoned assets	34.3	—	34.3	21.0	0.2
Efficiency projects	29.4	0.6	30.0	21.5	5.2
Termination of contracts	14.4	—	14.4	—	—
Litigation awards and settlements	10.1	—	10.1	8.5	32.5
Demolition costs	9.2	0.2	9.4	7.3	11.4
Other	4.1	(0.5)	3.6	12.1	(0.1)
Insurance proceeds in excess of deferred costs	(185.4)	—	(185.4)	(130.3)	(10.2)

	$16.2	$4.7	$20.9	$(59.9)	$62.6

Remediation costs relate to room remediation projects at certain of our Las Vegas properties.

Impairment of long-term assets in 2008 represents declines in the market value of certain assets that are held for sale and reserves for amounts that are not expected to be recovered for other non-operating assets. The impairment in 2006 resulted from an assessment of certain bonds classified as held-to-maturity and the determination that they were highly uncollectible.

Write-off of abandoned assets represents costs associated with various projects that are determined to no longer be viable.

Efficiency projects in 2006 and 2007 represents costs incurred to identify efficiencies and cost savings in our corporate organization. Expense in 2008 represents costs related to additional projects aimed at stream-lining corporate and operations functions to achieve further cost savings and efficiencies.

Termination of contracts in 2008 represents amounts recognized in connection with abandonment of buildings under long-term lease arrangements.

Insurance proceeds in excess of deferred costs represents proceeds received from our insurance carriers for hurricane damages incurred in 2005. The proceeds included in Write-downs, reserves and recoveries are for those properties that we still own and operate. Proceeds related to properties that were subsequently sold are included in Discontinued operations in our Consolidated Statements of Operations.

Las Vegas Results

(In millions)	Successor	Predecessor	Combined 2008	Predecessor		Percentage Increase/(Decrease)
	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008		2007	2006	08 vs 07		07 vs 06
Casino revenues	$1,579.9	$138.7	$1,718.6	$1,986.6	$1,726.5	(13.5)%		15.1%

Total revenues	$3,000.6	$253.6	$3,254.2	$3,626.7	$3,267.2	(10.3)%		11.0%

Income from operations before impairment charges	$591.4	$51.9	$643.3	$886.4	$828.2	(27.4)%		7.0%
Impairment of intangible assets	(2,579.4)	—	(2,579.4)	—	—	N/M		N/M

(Loss)/income from operations	$(1,988.0)	$51.9	$(1,936.1)	$886.4	$828.2	N/M		7.0%

Operating margin before impairment charges	19.7%	20.5%	19.8%	24.4%	25.3%	(4.6	)pts	(0.9	) pt

N/M=	Not meaningful

The declines in revenues and income from operations in 2008 reflect lower visitation and spend per trip as our customers reacted to higher travel costs, volatility in the financial markets and other economic concerns. Fewer hotel rooms available at Caesars Palace due to re-modeling and at Harrah’s Las Vegas and Rio due to room remediation projects also contributed to the 2008 decline. Income from operations for Las Vegas includes charges of $2.6 billion recorded in fourth quarter 2008 for the impairment of certain goodwill and other non-amortizing intangible assets. The impairment charge is included in Write-downs, reserves and recoveries in our 2008 Consolidated Statement of Operations.

An expansion and renovation of Caesars Palace Las Vegas is underway, which will include a hotel tower with approximately 660 rooms, including 75 luxury suites, 110,000 square feet of additional meeting and convention space, three 10,000 square foot villas and an expanded pool and garden area. We have announced that we will defer completion of the hotel tower expansion as a result of current economic conditions impacting the Las Vegas tourism sector. The estimated total capital expenditures for the project, excluding the costs to complete the deferred rooms, are expected to be $681.0 million, $335.2 million of which had been spent as of December 31, 2008. This expansion is scheduled for completion in mid-summer 2009.

Increases in revenues and income from operations in 2007 were generated by increased visitor volume, cross-market play (defined as gaming by customers at Harrah’s Entertainment properties other than their “home” casinos) and the acquisition of Bill’s Gamblin’ Hall & Saloon.

On February 27, 2007, we exchanged certain real estate that we owned on the Las Vegas Strip for property located at the northeast corner of Flamingo Road and Las Vegas Boulevard between Bally’s Las Vegas and Flamingo Las Vegas. We began operating the acquired property on March 1, 2007, as Bill’s Gamblin’ Hall & Saloon, and its results are included in our operating results from the date of its acquisition.

Atlantic City Results

(In millions)	Successor	Predecessor	Combined 2008	Predecessor		Percentage Increase/(Decrease)
	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008		2007	2006	08 vs 07		07 vs 06
Casino revenues	$2,111.8	$163.4	$2,275.2	$2,429.9	$2,147.2	(6.4)%		13.2%

Total revenues	$2,156.0	$160.8	$2,316.8	$2,372.0	$2,071.4	(2.3)%		14.5%

Income from operations before impairment charges	$284.5	$18.7	$303.2	$351.4	$420.5	(13.7)%		(16.4)%
Impairment of intangible assets	(699.9)	—	(699.9)	—	—	N/M		N/M

(Loss)/income from operations	$(415.4)	$18.7	$(396.7)	$351.4	$420.5	N/M		(16.4)%

Operating margin before impairment charges	13.2%	11.6%	13.1%	14.8%	20.3%	(1.7	) pts	(5.5	) pts

N/M=	Not meaningful

Combined 2008 revenues and income from operations for the Atlantic City region were down from 2007 due to reduced visitor volume, and spend per trip and higher operating costs, including utilities and employee benefits. Declines were partially offset by favorable results from Harrah’s Chester and from Harrah’s Atlantic City, which benefited from the recent expansion and upgrade at that property. The Atlantic City market continues to be affected by the opening of three slot parlors in eastern Pennsylvania and one in Yonkers, New York, and smoking restrictions in Atlantic City. Income from operations for the Atlantic City region includes a charge of $699.9 million recorded in fourth quarter 2008 for the impairment of certain goodwill and other non-amortizing intangible assets. The impairment charge is included in Write-downs, reserves and recoveries in our 2008 Consolidated Statement of Operations.

Construction was completed in 2008 on a $498.6 million upgrade and expansion of Harrah’s Atlantic City, which includes a new hotel tower with approximately 960 rooms, a casino expansion, a new buffet and a retail and entertainment complex. Portions of the new hotel tower opened in the first and second quarters of 2008, and the remaining phase opened in July 2008.

Atlantic City regional revenues were higher in 2007 as compared to 2006 due to the inclusion of Harrah’s Chester, which opened for simulcasting and live harness racing on September 10, 2006, and for slot play on January 22, 2007. The Atlantic City market was affected by the opening of slot operations at the three facilities in eastern Pennsylvania and one in New York, and the implementation of new smoking regulations in New Jersey, resulting in lower revenues for the market. Additionally, promotional and marketing costs aimed at attracting and retaining customers and a shift of revenues from Atlantic City to Pennsylvania, where tax rates are higher, resulted in higher operating expenses as compared to 2006.

2006 revenues and income from operations were negatively impacted by a three-day government-imposed casino shutdown during the year. Casinos in Atlantic City were closed from July 5 until July 8, 2006, as non-essential state agencies, including the New Jersey Casino Control Commission, were shut down by the state due to lack of a budget agreement for the state. In New Jersey, Casino Control Commission Inspectors must be on site in order for casinos to operate.

Louisiana/Mississippi Results

(In millions)	Successor	Predecessor	Combined 2008	Predecessor		Percentage Increase/(Decrease)
	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008		2007	2006	08 vs 07	07 vs 06
Casino revenues	$1,252.7	$99.0	$1,351.7	$1,462.5	$1,351.4	(7.6)%	8.2%

Total revenues	$1,340.8	$106.1	$1,446.9	$1,538.7	$1,384.3	(6.0)%	11.2%

Income from operations before impairment charges	$357.2	$10.1	$367.3	$352.1	$254.1	4.3%	38.6%
Impairment of intangible assets	(328.9)	—	(328.9)	—	(20.7)	N/M	N/M

Income from operations	$28.3	$10.1	$38.4	$352.1	$233.4	(89.1)%	50.9%

Operating margin before impairment charges	26.6%	9.5%	25.4%	22.9%	18.4%	2.5 pts	4.5 pts

N/M=	Not meaningful

Grand Casino Gulfport was sold in March 2006, and Harrah’s Lake Charles was sold in November 2006. Results of Grand Casino Gulfport and Harrah’s Lake Charles, through their sales dates, are classified as discontinued operations and are, therefore, not included in our Louisiana/Mississippi grouping.

Combined revenues for 2008 were lower than in 2007 due to declines in visitation, hurricane-related evacuations and temporary closures of our two Gulf Coast properties during third quarter and disruptions during the renovation at Harrah’s Tunica (formerly Grand Casino Tunica). Income from operations includes a charge of $328.9 million recorded in fourth quarter 2008 for the impairment of certain goodwill and other non-amortizing intangible assets, which was partially offset by insurance proceeds of $185.4 million that were in excess of the net book value of the impacted assets and costs and expenses that were reimbursed under our business interruption claims related to 2005 hurricane damage. All proceeds from claims related to the 2005 hurricanes have now been received. The impairment charge and insurance proceeds are included in Write-downs, reserves and recoveries in our 2008 Consolidated Statement of Operations.

In May 2008, Grand Casino Resort in Tunica, Mississippi, was re-branded to Harrah’s Tunica. In connection with the re-branding, renovations to the property costing approximately $30.3 million were completed. In conjunction with the renovation and re-branding project, a strategic alliance with Food Network star, Paula Deen, was formed, and a new Paula Deen Buffet also opened in May 2008.

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

Construction began in third quarter 2007 on Margaritaville Casino & Resort in Biloxi. In 2008, we decided to slow construction of this project as we refine the design of the project and explore alternatives related to the project and its financing. We are adjusting our plan for development to better align with the economic environment, market conditions on the Gulf Coast and the current financing environment. We license the Margaritaville name from an entity affiliated with the singer/songwriter Jimmy Buffett. As of December 31, 2008, $175.2 million had been spent on this project.

Iowa/Missouri Results

(In millions)	Successor	Predecessor	Combined 2008	Predecessor		Percentage Increase/(Decrease)
	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008		2007	2006	08 vs 07	07 vs 06
Casino revenues	$678.7	$52.5	$731.2	$764.1	$770.6	(4.3)%	(0.8)%

Total revenues	$727.0	$55.8	$782.8	$811.4	$809.7	(3.5)%	0.2%

Income from operations before impairment charges	$157.2	$7.7	$164.9	$143.6	$132.2	14.8%	8.6%
Impairment of intangible assets	(49.0)	—	(49.0)	—	—	N/M	N/M

Income from operations	$108.2	$7.7	$115.9	$143.6	$132.2	(19.3)%	8.6%

Operating margin before impairment charges	21.6%	13.8%	21.1%	17.7%	16.3%	3.4 pts	1.4 pts

N/M=	Not meaningful

Combined 2008 revenues at our Iowa and Missouri properties were lower than last year, driven primarily by Harrah’s St. Louis, where the opening of a new facility by a competitor impacted results. Income from operations for Iowa/Missouri includes a charge of $49.0 million recorded in fourth quarter 2008 for the impairment of certain non-amortizing intangible assets. The impairment charge is included in Write-downs, reserves and recoveries in our 2008 Consolidated Statement of Operations. Partially offsetting the impairment were favorable results due to cost savings.

The increases in combined revenues and income from operations for 2007 were driven primarily by the capital improvements completed in March 2006 at Horseshoe Council Bluffs and higher operating margins at most properties in the group, driven by efficiencies and cost savings.

In March 2006, following an $87 million renovation and expansion, the former Bluffs Run Casino became Horseshoe Council Bluffs. Horseshoe Council Bluffs was the first property to be converted to a Horseshoe since we acquired the brand. The Bluffs Run Greyhound Racetrack remains in operation at the property.

Illinois/Indiana Results

	Successor	Predecessor
(In millions)	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008	Combined 2008	Predecessor		Percentage Increase/(Decrease)
				2007	2006	08 vs 07		07 vs 06
Casino revenues	$1,102.5	$86.9	$1,189.4	$1,330.8	$1,277.3	(10.6)%		4.2%

Total revenues	$1,098.7	$85.5	$1,184.2	$1,285.8	$1,239.5	(7.9)%		3.7%

Income from operations before impairment charges	$111.2	$8.7	$119.9	$195.7	$225.2	(38.7)%		(13.1)%
Impairment of intangible assets	(617.1)	—	(617.1)	(60.4)	—	N/M		N/M

(Loss)/income from operations	$(505.9)	$8.7	$(497.2)	$135.3	$225.2	N/M		(39.9)%

Operating margin before impairment charges	10.1%	10.2%	10.1%	15.2%	18.2%	(5.1	) pts	(3.0	)pts

N/M=	Not meaningful

Combined 2008 revenues and income from operations were lower than last year due to reduced overall customer volumes and spend per trip, the imposition of a smoking ban in Illinois and heavy rains and flooding. Horseshoe Southern Indiana, formerly Caesars Indiana, was closed for four days in March 2008 due to flooding in the area. Combined revenues were boosted by the August opening of the $497.9 million renovation and expansion at Horseshoe Hammond, which includes a two-level entertainment vessel including a 108,000-square-foot casino. Income from operations for Illinois/Indiana includes a charge of $617.1 million recorded in fourth quarter 2008 for the impairment of certain goodwill and other non-amortizing intangible assets. The impairment charge is included in Write-downs, reserves and recoveries in our 2008 Consolidated Statement of Operations.

In July 2008, Caesars Indiana was re-branded to Horseshoe Southern Indiana. The re-branding and renovation project cost approximately $52.3 million.

Combined 2007 revenues from our properties in Illinois and Indiana increased over 2006 revenues; however, income from operations was lower than the prior year due primarily to an impairment charge in 2007 related to certain intangible assets at Caesars Indiana. Our 2007 annual assessments for impairment of goodwill and other intangible assets that are not subject to amortization indicated that, based on the projected performance of Caesars Indiana, its intangible assets were impaired, and a charge of $60.4 million was taken in fourth quarter 2007. Also contributing to the decline in income from operations were increased real estate taxes in Indiana and a 3% tax assessed by Illinois against certain gaming operations in July 2006. Higher non-operating expenses in 2007 also impacted income from operations.

Other Nevada Results

	Successor	Predecessor
(In millions)	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008	Combined 2008	Predecessor		Percentage Increase/(Decrease)
				2007	2006	08 vs 07		07 vs 06
Casino revenues	$425.4	$30.2	$455.6	$508.0	$511.0	(10.3)%		(0.6)%

Total revenues	$534.0	$38.9	$572.9	$632.4	$640.8	(9.4)%		(1.3)%

Income from operations before impairment charges	$62.6	$0.5	$63.1	$93.0	$107.7	(32.2)%		(13.6)%
Impairment of intangible assets	(318.5)	—	(318.5)	—	—	N/M		N/M

(Loss)/income from operations	$(255.9)	$0.5	$(255.4)	$93.0	$107.7	N/M		(13.6)%

Operating margin before impairment charges	11.7%	1.3%	11.0%	14.7%	16.8%	(3.7	) pts	(2.1	)pts

N/M=	Not meaningful

Combined 2008 revenues and income from operations from our Nevada properties outside of Las Vegas were lower than in 2007 due to lower customer spend per trip, the opening of an expansion at a competing property in Reno and higher costs aimed at attracting and retaining customers. Income from operations was also impacted by a charge of $318.5 million recorded in fourth quarter 2008 for the impairment of certain goodwill and other non-amortizing intangible assets. The impairment charge is included in Write-downs, reserves and recoveries in our 2008 Consolidated Statement of Operations.

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

Managed, International and Other

	Successor	Predecessor
(In millions)	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008	Combined 2008	Predecessor		Percentage Increase/(Decrease)
				2007	2006	08 vs 07	07 vs 06
Revenues
Managed	$59.1	$5.0	$64.1	$81.5	$89.1	(21.3)%	(8.5)%
International	375.7	51.2	426.9	396.4	99.8	7.7%	N/M
Other	75.0	3.2	78.2	80.3	72.1	(2.6)%	11.4%

Total revenues	$509.8	$59.4	$569.2	$558.2	$261.0	2.0%	N/M

Income/(loss) from operations
Managed	$22.1	$4.0	$26.1	$64.7	$72.1	(59.7)%	(10.3)%
International	(276.0)	2.2	(273.8)	(128.6)	12.8	N/M	N/M
Other	(799.1)	(6.5)	(805.6)	(94.4)	(261.0)	N/M	63.8%

Total loss from operations	$(1,053.0)	$(0.3)	$(1,053.3)	$(158.3)	$(176.1)	N/M	10.1%

N/M	= Not meaningful

Managed

We manage three tribal casinos and have consulting arrangements with casino companies in Australia. The table below gives the location and expiration date of the current management contracts for our Indian properties as of December 31, 2008.

Casino	Location	Expiration of Management Agreement
Harrah’s Ak-Chin	near Phoenix, Arizona	December 2009
Harrah’s Rincon	near San Diego, California	November 2013
Harrah’s Cherokee	Cherokee, North Carolina	November 2011

Our 2008 results from managed properties were lower than in 2007 due to the termination of our contract with the Prairie Band Potawatomi Nation on June 30, 2007, the impact of the economy on our managed properties and a change in the fee structure at one of our managed properties.

Revenues from our managed casinos were lower in 2007 due to the termination of our contract with the Prairie Band Potawatomi Nation on June 30, 2007.

International

Favorable International revenues for 2008 are due to the opening during 2008 of two new properties of London Clubs International Limited (“London Clubs”) and a full year of revenues from two properties that opened during 2007, partially offset by the impact of a new smoking ban enacted in mid-2007. Income from operations was further impacted by a charge of $210.8 million recorded in fourth quarter 2008 for the impairment of certain goodwill and other non-amortizing intangible assets, and London Clubs’ table game hold, higher gaming taxes imposed during 2007 and reserves for receivables due from a joint venture member that may not be collectible. The impairment charge and reserve for the receivable are included in Write-downs, reserves and recoveries in our 2008 Consolidated Statement of Operations. As of December 31, 2008, London Clubs owns or manages eleven casinos in the United Kingdom, three in Egypt and one in South Africa.

Revenues from our international properties increased in 2007 due to the inclusion of London Clubs, which was acquired in fourth quarter 2006. Fourth quarter 2007 income from operations was impacted by project opening costs for two new casino clubs in the United Kingdom and a charge of $109.2 million in fourth quarter 2007 for the impairment of certain intangible assets identified in our annual assessment for impairment of goodwill and other intangible assets that are not subject to amortization.

In September 2007, we acquired Macau Orient Golf, located on 175 acres on Cotai adjacent to the Lotus Bridge, one of the two border crossings into Macau from China, and rights to a land concession contract for a total consideration of approximately $577.7 million. The government of Macau owns most of the land in Macau, and private interests are obtained through long-term leases and other grants of rights to use land from the government. The term of the land concession is 25 years from its inception in 2001, with rights to renew for additional periods until 2049. Annual rental payments are approximately $90,000 and are adjustable at five-year intervals. Macau Orient Golf is one of only two golf courses in Macau and is the only course that is semi-private. In December 2008, we announced plans for Caesars Macau Golf, a five-star golf lifestyle destination, the centerpieces of which will be a redesigned par-72 golf course and the establishment of Asia’s first Butch Harmon School of Golf, the first of Harmon’s flagship teaching facilities outside of the United States. The redevelopment includes expansion of the existing clubhouse into a 32,000 square-foot golf lifestyle boutique, meeting facilities and VIP entertainment suites. In addition, plans call for the clubhouse to feature a fine-dining restaurant operated by Macau’s leading restaurateur, G&L Group. The project is expected to cost approximately $32 million and is slated for completion in phases beginning in 2010.

In December 2006, we completed our acquisition of all of the ordinary shares of London Clubs, which, as of December 31, 2008, owns or manages eleven casinos in the United Kingdom, three in Egypt and one in South Africa. London Clubs’ results that were included in our consolidated financial statements were not material to our 2006 financial results.

In November 2005, we signed an agreement to develop a joint venture casino and hotel in the master-planned community of Ciudad Real, 118 miles south of Madrid, Spain, to develop and operate a Caesars branded casino and hotel within the project. The joint venture between a subsidiary of the Company and Nueva Compania de Casinos de El Reino de Don Quijote S.L.U. is owned 60% and 40%, respectively. Completion of this project is subject to a number of conditions.

In January 2007, we signed a joint venture agreement with a subsidiary of Baha Mar Resort Holdings Ltd. to create the Caribbean’s largest single-phase destination in the Bahamas. The joint venture partners have also signed management agreements with subsidiaries of Starwood Hotels & Resorts Worldwide, Inc. The joint venture is 57% owned by a subsidiary of Baha Mar Resort Holdings Ltd. and 43% by a subsidiary of the Company. We have terminated our involvement with the Baha Mar development. (See ITEM 3. Legal Proceedings.)

Other

Other results include certain marketing and administrative expenses, including development costs, results from domestic World Series of Poker marketing, and income from nonconsolidated subsidiaries. In 2008, income from operations was impacted by a charge of $686.0 million for the impairment of certain non-amortizing trademarks and a charge of $14.4 million to recognize the remaining exposure under a lease agreement for office space no longer utilized by the Company.

The favorable results in 2007 versus the prior year are due to lower development costs in 2007.

Other Factors Affecting Net Income

	Successor	Predecessor
(Income)/Expense	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008	Combined 2008	Predecessor		Percentage Increase/(Decrease)
				2007	2006	08 vs 07		07 vs 06
(In millions)
Corporate expense	$131.8	$8.5	$140.3	$138.1	$177.5	1.6%		(22.2)%
Merger and integration costs	24.0	125.6	149.6	13.4	37.0	N/M		(63.8)%
Amortization of intangible assets	162.9	5.5	168.4	73.5	70.7	N/M		4.0%
Interest expense, net	2,074.9	89.7	2,164.6	800.8	670.5	N/M		19.4%
(Gains)/losses on early extinguishments of debt	(742.1)	—	(742.1)	2.0	62.0	N/M		N/M
Other income	(35.2)	(1.1)	(36.3)	(43.3)	(10.7)	(16.2)%		N/M
Effective tax rate	(6.5)%	(20.7)%	(6.8)%	39.2%	35.4%	(46.0	)pts	3.8pts
Minority interests	$12.0	$1.6	$13.6	$15.2	$15.3	(10.5)%		(0.7)%
Discontinued operations, net of income taxes	(90.4)	(0.1)	(90.5)	(92.2)	(11.9)	(1.8)%		N/M

N/M	= Not meaningful

Corporate expense was higher in 2008 due to a monitoring fee paid to affiliates of Apollo/TPG in periods subsequent to the Merger and is partially offset by the continued realization of cost savings and efficiencies identified in an on-going project that began in September 2006.

In 2007, Corporate expense decreased from the prior year due to allocation of stock-based compensation expense to the applicable reporting unit and implementation of cost savings and efficiencies, which were identified in a project that began in September 2006 and continued through 2007.

Corporate expense for each year presented includes the impact of the implementation of SFAS No. 123(R), “Share-Based Payment,” in first quarter 2006. Our 2008, 2007 and 2006 financial results include $18.7 million, $53.0 million and $52.8 million, respectively, in expense due to the implementation of SFAS No. 123(R). 2006 also includes incremental corporate expense arising from the Caesars transaction and the cost of transforming our corporate centers to manage the combined company.

2008 Merger and integration costs include costs incurred in connection with the Merger, including the expense related to the accelerated vesting of employee stock options, SARs and restricted stock. 2007 costs also related to the Merger. 2006 Merger and integration costs includes costs in connection with the review of certain strategic matters by the special committee appointed by our Board of Directors and costs for consultants and dedicated internal resources executing the plans for the integration of Caesars into Harrah’s Entertainment.

Amortization of intangible assets was higher in 2008 due to higher amortization of intangible assets identified in the purchase price allocation in connection with the Merger. Higher amortization of intangible assets in 2007 versus 2006 was due primarily to amortization of intangible assets related to London Clubs.

Interest expense increased in 2008 from the same periods in 2007 primarily due to increased borrowings in connection with the Merger. Also included in interest expense in 2008 is a charge of $104.3 million representing the changes in the fair values of our derivative instruments. Interest expense for 2007 included $45.4 million representing the losses from the change in the fair values of our interest rate swaps. A change in interest rates on variable-rate debt will impact our financial results. For example, assuming a constant outstanding balance for our variable-rate debt, excluding $6.5 billion of variable-rate debt for which we have entered into interest rate swap agreements, for the next twelve months, a hypothetical 1% change in corresponding interest rates would change interest expense for the next twelve months by approximately $81.9 million. At December 31, 2008, our variable-rate debt, excluding $6.5 billion of variable-rate debt for which we have entered into interest rate swap agreements, represents approximately 35.3% of our total debt, while our fixed-rate debt is approximately 64.7% of our total debt.

Included in 2006 interest expense is $3.6 million to adjust the liability to market value of interest rate swaps that were terminated during the first quarter of 2006. (For discussion of our interest rate swap agreements, see DEBT AND LIQUIDITY, Derivative Instruments.)

Gains on early extinguishments of debt in 2008 represent discounts related to the exchange of certain debt for new debt and purchases of certain of our debt in connection with the exchange offer and in the open market. The gains were partially offset by the write-off of market value premiums and unamortized deferred financing costs. Losses on early extinguishments of debt in 2007 and 2006 represent premiums paid and the write-offs of unamortized deferred financing costs. The charges in 2007 were incurred in connection with the retirement of a $120.1 million credit facility of London Clubs. 2006 losses were associated with the June 2006 retirement of portions of our 7.5% Senior Notes due in January 2009 and our 8.0% Senior Notes due in February 2011.

Other income for all years presented included interest income on the cash surrender value of life insurance policies. 2008 also includes the receipt of a death benefit. Other income in 2007 and 2006 included gains on the sales of corporate assets.

In 2008, tax benefits were generated by operating losses caused by higher interest expense, partially offset by non-deductible merger costs, international income taxes and state income taxes. In 2007 and 2006, the effective tax rates are higher than the federal statutory rate due primarily to state income taxes. Our 2007 effective tax rate was increased by the recording of a valuation allowance against certain foreign net operating losses. The effective tax rate in 2006 was impacted by provision-to-return adjustments and adjustments to income tax reserves resulting from settlement of outstanding tax issues.

Minority interests reflect minority owners’ shares of income from our majority-owned subsidiaries.

Discontinued operations for 2008 reflects insurance proceeds of $87.3 million, after taxes, representing the final funds received that were in excess of the net book value of the impacted assets and costs and expenses that were reimbursed under our business interruption claims for Grand Casino Gulfport. 2007 Discontinued operations reflected insurance proceeds of $89.6 million, after taxes, for reimbursements under our business interruption claims related to Harrah’s Lake Charles and Grand Casino Gulfport, both of which were sold in 2006. Pursuant to the terms of the sales agreements, we retained all insurance proceeds related to those properties. Discontinued operations for 2006 also included Reno Hilton, Flamingo Laughlin, Harrah’s Lake Charles and Grand Casino Gulfport, all of which were sold in 2006. 2006 Discontinued operations reflect the results of Harrah’s Lake Charles, Grand Casino Gulfport, Reno Hilton and Flamingo Laughlin through their respective sales dates and include any gain/loss on the sales. (See Notes 15 and 16 to our Consolidated Financial Statements.)

COST SAVINGS INITIATIVES

In light of the severe economic downturn and adverse conditions in the travel and leisure industry generally, Harrah’s Entertainment has undertaken a comprehensive cost reduction study that began in August 2008 examining all areas of our business, including organizational restructurings at our corporate and property operations, reduction of travel and entertainment expenses, an examination of our corporate wide marketing expenses, and headcount reductions at property operations and corporate offices. To date, Harrah’s Entertainment has identified $534.7 million in estimated costs savings from these initiatives, of which approximately $33.2 million had been realized as of December 31, 2008. Harrah’s Entertainment expects to implement most of the program directives and achieve approximately $500 million in annual savings on a run-rate basis, by the end of 2009.

DEBT AND LIQUIDITY

We generate substantial cash flows from operating activities, as reflected on the Consolidated Statements of Cash Flows. We use the cash flows generated by our operations to fund debt service, to reinvest in existing properties for both refurbishment and expansion projects, to pursue additional growth opportunities via new development and, prior to the closing of the Merger, to return capital to our stockholders in the form of dividends. When necessary, we supplement the cash flows generated by our operations with funds provided by financing activities to balance our cash requirements. Our ability to fund our operations, pay our debt obligations and fund planned capital expenditures depend, in part, on economic and other factors that are beyond our control, and recent disruptions in capital markets and restrictive covenants related to our existing debt could impact our ability to secure additional funds through financing activities. We cannot assure you that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us to fund our liquidity needs and pay our indebtedness. If we are unable to meet our liquidity needs or pay our indebtedness when it is due, we may have to reduce or delay refurbishment and expansion projects, reduce expenses, sell assets or attempt to restructure our debt. In addition, we have pledged a significant portion of our assets as collateral under certain of our debt agreements, and if any of those lenders accelerate the repayment of borrowings, there can be no assurance that we will have sufficient assets to repay our indebtedness.

Our cash and cash equivalents totaled $650.5 million at December 31, 2008, compared to $710.0 million at December 31, 2007. The following provides a summary of our cash flows for the years ended December 31.

	Successor	Predecessor
(In millions)	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008	Combined 2008	Predecessor
				2007	2006
Cash provided by operating activities	$522.1	$7.2	$529.3	$1,508.8	$1,539.6
Capital investments	(1,181.4)	(125.6)	(1,307.0)	(1,376.7)	(2,500.1)
Payments for business acquisitions	—	0.1	0.1	(584.3)	(562.5)
Proceeds from sales of discontinued operations	—	—	—	—	457.3
Insurance proceeds for hurricane losses for continuing operations	98.1	—	98.1	15.7	124.9
Insurance proceeds for hurricane losses for discontinued operations	83.3	—	83.3	13.4	174.7
Payment for Merger	(17,490.2)	—	(17,490.2)	—	—
Other investing activities	(24.0)	1.4	(22.6)	8.3	62.0

Cash used in operating/investing activities	(17,992.1)	(116.9)	(18,109.0)	(414.8)	(704.1)
Cash provided by financing activities	18,027.0	17.3	18,044.3	236.5	764.8
Cash provided by discontinued operations	4.7	0.5	5.2	88.7	14.5

Net increase/(decrease) in cash and cash equivalents	$39.6	$(99.1)	$(59.5)	$(89.6)	$75.2

We believe that our cash and cash equivalents balance, our cash flows from operations and the financing sources discussed herein will be sufficient to meet our normal operating requirements during the next twelve months and to fund capital expenditures. In addition, we may consider issuing additional debt in the future to refinance existing debt or to finance specific capital projects. In connection with the Merger, we incurred substantial additional debt, which has significantly changed our financial position.

The majority of our debt is due in 2010 and beyond. Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows and from borrowings under our established debt programs. Long-term obligations are expected to be paid through operating cash flows, refinancing of debt, joint venture partners or, if necessary, additional debt offerings.

A substantial portion of the financing of the Merger is comprised of bank and bond financing obtained by Harrah’s Operating Company, Inc. (“HOC”), a wholly-owned subsidiary of Harrah’s Entertainment. This financing is neither secured nor guaranteed by Harrah’s Entertainment’s other direct, wholly-owned subsidiaries, including certain subsidiaries that own properties that are security for $6.5 billion of commercial mortgage-backed securities (“CMBS”). Pro forma information pertaining solely to the consolidated financial position and results of HOC and its subsidiaries can be found in Exhibit 99.1 of this Form 10-K.

Long-term debt consisted of the following as of December 31:

	Successor	Predecessor
(In millions)	2008	2007
Credit facilities
Term loans, 4.46%–6.54% at December 31, 2008, maturities to 2015	$7,195.6	$—
Revolving credit facility, 3.49%–4.75% at December 31, 2008, maturities to 2014	533.0	—
Revolving credit facility, 4.05%–6.25% at December 31, 2007, retired in 2008	—	5,768.1
Subsidiary-guaranteed debt
10.75% Senior Notes due 2016, including senior interim loans of $342.6, 9.25% at January 28, 2008	4,542.7	—
10.75%/11.5% Senior PIK Toggle Notes due 2018, including senior interim loans of $97.4, 10.0% at January 28, 2008	1,150.0	—
Secured Debt
CMBS financing, 4.2% at December 31, 2008, maturity 2013	6,500.0	—
10.0% Second-Priority Senior Secured Notes, maturity 2018	542.7	—
10.0% Second-Priority Senior Secured Notes, maturity 2015	144.0	—
6.0%, maturity 2010	25.0	25.0
7.1%, maturity 2028	—	87.7
S. African prime less 1.5%, maturity 2009	—	10.5
4.25%–6.0%, maturities to 2035 at December 31, 2008	1.1	4.4
Unsecured Senior Notes
Floating Rate Notes, maturity 2008	—	250.0
7.5%, maturity 2009	5.1	136.2
7.5%, maturity 2009	0.9	442.4
5.5%, maturity 2010	321.5	747.1
8.0%, maturity 2011	47.4	71.7
5.375%, maturity 2013	200.6	497.7
7.0%, maturity 2013	0.7	324.4
5.625%, maturity 2015	578.1	996.3
6.5%, maturity 2016	436.7	744.3
5.75%, maturity 2017	372.7	745.8
Floating Rate Contingent Convertible Senior Notes, maturity 2024	0.2	370.6
Unsecured Senior Subordinated Notes
8.875%, maturity 2008	—	409.6
7.875%, maturity 2010	287.0	394.9
8.125%, maturity 2011	216.8	380.3
Other Unsecured Borrowings
LIBOR plus 4.5%, maturity 2010	23.5	29.1
5.3% special improvement district bonds, maturity 2037	69.7	—
Other, various maturities	1.4	1.6
Capitalized Lease Obligations
5.77%–10.0%, maturities to 2011	12.5	2.7

Total debt, net of unamortized discounts of $1,253.4 and premium of $77.4	23,208.9	12,440.4
Current portion of long-term debt	(85.6)	(10.8)

	$23,123.3	$12,429.6

$5.1 million, face amount, of our 7.5% Unsecured Senior Notes due in January 2009, and $0.8 million, face amount, of our 7.5% Unsecured Senior Notes due in September 2009, are classified as long-term in our Consolidated Balance Sheet as of December 31, 2008, because the Company has both the intent and the ability to refinance that portion of these notes.

As of December 31, 2008, aggregate annual principal maturities for the four years subsequent to 2009 were: 2010, $755.8 million; 2011, $376.6 million; 2012, $74.4 million; and 2013, $6.9 billion.

In July 2008, HOC made the permitted election under the Indenture governing its 10.75%/11.5% Senior Toggle Notes due 2018 and the Senior Unsecured Interim Loan Agreement dated January 28, 2008, to pay all interest due on January 28, and February 1, 2009, for the loan in kind. A similar election was made in January 2009 to pay the interest due August 1, 2009, for the 10.75%/11.5% Senior Toggle Notes due 2018 in kind, and in March 2009, the election was made to pay the interest due April 28, 2009, on the Senior unsecured Interim Loan Agreement in kind. The Company intends to use the cash savings generated by this election for general corporate purposes, including the early retirement of other debt.

In connection with the Merger, the following debt was issued on or about January 28, 2008:

Debt Issued	Face Value
(in millions)
Term loan facility, maturity 2015	$7,250.0
10.75% Senior Notes due 2016 (a)	5,275.0
10.75%/11.5% Senior PIK Toggle Notes due 2018 (b)	1,500.0
CMBS financing	6,500.0

(a)	includes senior unsecured cash pay interim loans of $342.6 million

(b)	includes senior unsecured PIK toggle interim loans of $97.4 million

In connection with the Merger, the following debt was retired on or about January 28, 2008:

Debt Extinguished	Face Value
(in millions)
Credit Facilities due 2011	$5,795.8
7. 5% Senior Notes due 2009	131.2
8.875% Senior Subordinated Notes due 2008	394.3
7. 5% Senior Notes due 2009	424.2
7.0% Senior Notes due 2013	299.4
Floating Rate Notes due 2008	250.0
Floating Rate Contingent Convertible Senior Notes due 2024	374.7

Subsequent to the Merger, the following debt was retired through purchase or exchange during 2008:

Debt Extinguished	Face Value
(in millions)
5.5% Senior Notes due 2010	$32.3
7.875% Senior Subordinated Notes due 2010	12.1
8.125% Senior Subordinated Notes due 2011	21.7
10.75% Senior PIK Toggle Notes due 2018	350.0
10.75% Senior Notes due 2016	732.0
5.5% Senior Notes due 2010	371.3
8.0% Senior Notes due 2011	19.7
5.375% Senior Notes due 2013	221.4
5.75% Senior Notes due 2017	140.2
5.625% Senior Notes due 2015	136.0
6.5% Senior Notes due 2016	98.8
7.875% Senior Subordinated Notes due 2010	63.8
8.125% Senior Subordinated Notes due 2011	91.1

Included in the table above is approximately $2.2 billion, face amount, of HOC’s debt that was retired in connection with private exchange offers in December 2008. Retired notes, maturing between 2010 and 2013, were exchanged for new 10.0% Second-Priority Senior Secured Notes due 2015, and retired notes maturing between 2015 and 2018 were exchanged for new 10.0% Second-Priority Senior Secured Notes due 2018 as reflected in the table below. Approximately $448 million, face amount, of the retired notes maturing between 2010 and 2011 and participating in the exchange offers elected to receive cash of approximately $289 million in lieu of new notes.

The following debt was issued in connection with our debt exchange in December 2008:

Debt Issued	Face Value
(in millions)
10.0% Second-Priority Senior Secured Notes due 2015	$214.8
10.0% Second-Priority Senior Secured Notes due 2018	847.6

Senior Secured Credit Facility

Overview. HOC’s senior secured credit facilities (the “Credit Facilities”) provide for senior secured financing of up to $9.196 billion, consisting of (i) senior secured term loan facilities in an aggregate principal amount of up to $7.196 billion maturing through January 28, 2015 and (ii) a senior secured revolving credit facility in an aggregate principal amount of $2.0 billion, maturing January 28, 2014, including both a letter of credit sub-facility and a swingline loan sub-facility. The Credit Facilities require scheduled quarterly payments on the term loans of $18.125 million each for six years and three quarters, with the balance paid at maturity. Interest on the Credit Agreement is based on our debt ratings and leverage ratio and is subject to change. In addition, we may request one or more incremental term loan facilities and/or increase commitments under our revolving facility in an aggregate amount of up to $1.75 billion, subject to certain conditions and receipt of commitments by existing or additional financial institutions or institutional lenders. As of December 31, 2008, $7.73 billion in borrowings was outstanding under the Credit Facilities with an additional $0.2 billion committed to back letters of credit. After consideration of these borrowings and letters of credit, $1.29 billion of additional borrowing capacity was available to the Company under the Credit Facilities as of December 31, 2008. Subsequent to December 31, 2008, HOC borrowed the remaining amount available, except for amounts committed to back letters of credit, under the $2.0 billion senior secured revolving credit facility. The remaining amount available was borrowed in light of the continuing uncertainty in the credit market and general economic conditions. The funds will be used for general corporate purposes, including capital expenditures.

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

Proceeds from the term loan drawn on the closing date were used to repay extinguished debt in the table above and pay expenses related to the Merger. Proceeds of the revolving loan draws, swingline and letters of credit will be used for working capital and general corporate purposes.

Interest Rates and Fees. Borrowings under the Credit Facilities bear interest at a rate equal to the then-current LIBOR rate or at a rate equal to the alternate base rate, in each case plus an applicable margin. In addition, on a quarterly basis, we are required to pay each lender (i) a commitment fee in respect of any unused commitments under the revolving credit facility and (ii) a letter of credit fee in respect of the aggregate face amount of outstanding letters of credit under the revolving credit facility. As of December 31, 2008, the Credit Facilities bore interest based upon 300 basis points over LIBOR for the term loans, 200 basis points over the alternate base rate for the revolver loan and 150 basis points over LIBOR for the swingline loan and bore a commitment fee for unborrowed amounts of 50 basis points.

Collateral and Guarantors. HOC’s Credit Facilities are guaranteed by Harrah’s Entertainment, and are secured by a pledge of HOC’s capital stock, and by substantially all of the existing and future property and assets of HOC and its material, wholly-owned domestic subsidiaries, including a pledge of the capital stock of HOC’s material, wholly-owned domestic subsidiaries and 65% of the capital stock of the first-tier foreign subsidiaries, in each case subject to exceptions. The following casino properties have mortgages under the Credit Facilities:

Las Vegas	Atlantic City	Louisiana/Mississippi	Iowa/Missouri
Caesars Palace	Bally’s Atlantic City	Harrah’s New Orleans	Harrah’s St. Louis
Bally’s Las Vegas	Caesars Atlantic City	(Hotel only)	Harrah’s Council Bluffs
Imperial Palace	Showboat Atlantic City	Harrah’s Louisiana Downs	Horseshoe Council Bluffs/
Bill’s Gamblin’ Hall		Horseshoe Bossier City	Bluffs Run
Harrah’s Tunica
Horseshoe Tunica
Sheraton Tunica

Illinois/Indiana	Other Nevada
Horseshoe Southern Indiana	Harrah’s Reno
Harrah’s Metropolis	Harrah’s Lake Tahoe
Horseshoe Hammond	Harveys Lake Tahoe
Bill’s Lake Tahoe

Additionally, certain undeveloped land in Las Vegas also is mortgaged.

Restrictive Covenants and Other Matters. The Credit Facilities require, after an initial grace period, compliance on a quarterly basis with a maximum net senior secured first lien debt leverage test. In addition, the Credit Facilities include negative covenants, subject to certain exceptions, restricting or limiting HOC’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur additional debt; (ii) create liens on certain assets; (iii) enter into sale and lease-back transactions (iv) make certain investments, loans and advances; (v) consolidate, merge, sell or otherwise dispose of all or any part of its assets or to purchase, lease or otherwise acquire all or any substantial part of assets of any other person; (vi) pay dividends or make distributions or make other restricted payments; (vii) enter into certain transactions with its affiliates; (viii) engage in any business other than the business activity conducted at the closing date of the loan or business activities incidental or related thereto; (ix) amend or modify the articles or certificate of incorporation, by-laws and certain agreements or make certain payments or modifications of indebtedness; and (x) designate or permit the designation of any indebtedness as “Designated Senior Debt”.

Harrah’s Entertainment is not bound by any financial or negative covenants contained in HOC’s credit agreement, other than with respect to the incurrence of liens on and the pledge of its stock of HOC.

Certain covenants contained in HOC’s credit agreement require the maintenance of a senior secured debt to last twelve months (LTM) Adjusted EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”), as defined in the agreements, ratio (“Senior Secured Leverage Ratio”). Certain covenants contained in HOC’s credit agreement governing its senior secured credit facilities, the indenture and other agreements governing HOC’s 10.75% Senior Notes due 2016, 10.75% Senior Toggle Notes due 2018 and senior interim loans restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet defined Adjusted EBITDA to Fixed Charges, senior secured debt to LTM Adjusted EBITDA and consolidated debt to LTM Adjusted EBITDA ratios. The covenants that restrict additional indebtedness and the ability to make future acquisitions require an LTM Adjusted EBITDA to Fixed Charges ratio (measured on a trailing four-quarter basis) of 2.0: 1.0. Failure to comply with these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.

We believe we are in compliance with HOC’s credit agreement and indentures, including the Senior Secured Leverage Ratio, as of December 31, 2008. If our LTM Adjusted EBITDA were to decline significantly from the level achieved in 2008, it could cause us to exceed the Senior Secured Leverage Ratio and could be an Event of Default under HOC’s credit agreement. However, we could implement certain actions in an effort to minimize the possibility of a breach of the Senior Secured Leverage Ratio, including reducing payroll and other operating costs, deferring or eliminating certain maintenance, delaying or deferring capital expenditures, or selling assets. In addition, under certain circumstances, our credit agreement allows us to apply the cash contributions received by HOC as a capital contribution to cure covenant breaches. However, there is no guarantee that such contributions will be able to be secured.

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

10.0% Second-Priority Senior Secured Notes

In December 2008, HOC completed private exchange offers whereby approximately $2.2 billion, face amount, of HOC’s debt maturing between 2010 and 2018, was exchanged for new 10.0% Second-Priority Senior Secured Notes with a face value of $214.8 million due 2015 and new 10.0% Second-Priority Senior Secured Notes with a face value of $847.6 million due 2018. Interest on the new notes will be payable in cash each June 15 and December 15 until maturity. The Second-Priority Senior Secured Notes will be secured by a second priority security interest in substantially all of HOC’s and its subsidiary’s property and assets that secure the senior secured credit facilities. These liens will be junior in priority to the liens on substantially the same collateral securing the senior secured credit facilities.

On March 4, 2009, HOC announced private exchange offers to exchange up to $2.8 billion aggregate principal amount (subject to increase) of new 10.0% Second-Priority Senior Secured Notes due 2018 for its outstanding debt due between 2010 and 2018. The new notes will also be guaranteed by Harrah’s Entertainment and will be secured on a second-priority lien basis by substantially all of HOC’s and its subsidiary’s property and assets that secure the senior secured credit facilities. In addition to the exchange offers, a subsidiary of Harrah’s Entertainment is offering to spend up to $150 million to purchase for cash certain notes of HOC maturing between 2015 and 2017. Additionally, HOC is offering to spend up to $50 million to purchase for cash old notes from retail holders that are not eligible to participate in the exchange offers.

Concurrently with these transactions, affiliates of Apollo and TPG and certain other co-investors announced that they are commencing a $250 million cash tender offer for the outstanding 10.0% Second-Priority Senior Secured Notes due 2015 and 10.0% Second-Priority Senior Secured notes due 2018. Upon the closing of the exchange offers, this offer will be expanded to include the new 10% Second-Priority Senior Secured notes issued in the exchange offers.

Commercial Mortgaged-Backed Securities (“CMBS”) Financing

In connection with the Merger, eight of our properties (“the CMBS properties”) and their related assets were spun out of HOC to Harrah’s Entertainment. As of the Merger date, the CMBS properties were Harrah’s Las Vegas, Rio, Flamingo Las Vegas, Harrah’s Atlantic City, Showboat Atlantic City, Harrah’s Lake Tahoe, Harveys Lake Tahoe and Bill’s Lake Tahoe. The CMBS properties borrowed $6.5 billion of mortgage loans and/or related mezzanine financing and/or real estate term loans (the “CMBS Financing”). The CMBS Financing is secured by the assets of the CMBS properties and certain aspects of the financing are guaranteed by Harrah’s Entertainment. On May 22, 2008, Paris Las Vegas and Harrah’s Laughlin and their related operating assets were spun out of HOC to Harrah’s Entertainment and became property secured under the CMBS loans, and Harrah’s Lake Tahoe, Harveys Lake Tahoe, Bill’s Lake Tahoe and Showboat Atlantic City were transferred to HOC from Harrah’s Entertainment as contemplated under the debt agreements effective pursuant to the Merger.

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

Our derivative instruments contain a credit risk that the counterparties may be unable to meet the terms of the agreements. We minimize that risk by evaluating the creditworthiness of our counterparties, which are limited to major banks and financial institutions. Our derivatives are recorded at their fair values, adjusted for the credit rating of the counterparty, if the derivative is an asset, or the Company, if the derivative is a liability.

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of December 31, 2008, we had ten interest rate swap agreements for a total notional amount of $6.5 billion. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreement will have a corresponding effect on future cash flows. The major terms of the interest rate swaps are as follows:

Effective Date	Notional Amount	Fixed Rate Paid	Variable Rate Received as of December 31, 2008	Next Reset Date	Maturity Date
	(In millions)
April 25, 2007	$200	4.898%	3.535%	January 26, 2009	April 25, 2011
April 25, 2007	200	4.896%	3.535%	January 26, 2009	April 25, 2011
April 25, 2007	200	4.925%	3.535%	January 26, 2009	April 25, 2011
April 25, 2007	200	4.917%	3.535%	January 26, 2009	April 25, 2011
April 25, 2007	200	4.907%	3.535%	January 26, 2009	April 25, 2011
September 26, 2007	250	4.809%	3.535%	January 26, 2009	April 25, 2011
September 26, 2007	250	4.775%	3.535%	January 26, 2009	April 25, 2011
April 25, 2008	1,000	4.172%	3.535%	January 26, 2009	April 25, 2012
April 25, 2008	2,000	4.276%	3.535%	January 26, 2009	April 25, 2013
April 25, 2008	2,000	4.263%	3.535%	January 26, 2009	April 25, 2013

Until February 15, 2008, none of our interest rate swap agreements were designated as hedging instruments; therefore, gains or losses resulting from changes in the fair value of the swaps were recognized in earnings in the period of the change. On February 15, 2008, eight of our interest rate swap agreements for notional amounts totaling $3.5 billion were designated as hedging instruments, and on April 1, 2008, the remaining swap agreements were designated as hedging instruments. Upon designation as hedging instruments, only any measured ineffectiveness is recognized in earnings in the period of change. Interest rate swaps increased our 2008 and 2007 interest expense by $161.9 million and $44.0 million, respectively.

Additionally, on January 28, 2008, we entered into an interest rate cap agreement to partially hedge the risk of future increases in the variable rate of the CMBS financing. The interest rate cap agreement, which was effective January 28, 2008, and terminates February 13, 2013, is for a notional amount of $6.5 billion at a LIBOR cap rate of 4.5%. The interest rate cap was designated as a hedging instrument on May 1, 2008. For the year ended December 31, 2008, a net charge of $19.9 million, is included in Interest expense in our Consolidated Condensed Statement of Operations.

Guarantees of Third-Party Debt and Other Obligations and Commitments

The following tables summarize our contractual obligations and other commitments as of December 31, 2008.

	Payments due by Period
Contractual Obligations (a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In millions)
Debt, face value	$24,449.8	$86.4	$1,125.1	$6,927.7	$16,310.6
Capital lease obligations	12.5	5.2	7.3	—	—
Estimated interest payments (b)	10,383.1	1,640.9	3,071.8	2,713.4	2,957.0
Operating lease obligations	1,894.3	82.8	120.5	108.9	1,582.1
Purchase orders obligations	51.3	51.3	—	—	—
Guaranteed payments to State of Louisiana	134.8	60.0	74.8	—	—
Community reinvestment	124.6	6.3	12.7	11.9	93.7
Construction commitments	717.5	717.5	—	—	—
Entertainment obligations	135.3	52.9	60.4	20.6	1.4
Other contractual obligations	606.1	83.3	111.5	85.4	325.9

	$38,509.3	$2,786.6	$4,584.1	$9,867.9	$21,270.7

(a)	In addition to the contractual obligations disclosed in this table, we have unrecognized tax benefits that, based on uncertainties associated with the items, we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities. (See Note 11 to our Consolidated Financial Statements.)

(b)	Estimated interest for variable rate debt included in this table is based on rates at December 31, 2008. Estimated interest includes the estimated impact of our interest rate swap and interest rate cap agreements.

	Amounts of Commitment Per Year
Contractual Obligations (a)	Total amounts committed	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In millions)
Letters of credit	$175.4	$175.4	$—	$—	$—
Minimum payments to tribes	41.5	13.8	25.4	2.3	—

The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments pursuant to the contracts for the three managed Indian-owned facilities now open, which extend for periods of up to 59 months from December 31, 2008, is $1.2 million. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.

CAPITAL SPENDING AND DEVELOPMENT

Part of our plan for growth and stability includes disciplined capital improvement projects, and 2008, 2007 and 2006 were all years of significant capital investment.

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

Our capital spending for 2008 totaled approximately $1.3 billion. Capital spending in 2007 totaled approximately $1.5 billion, excluding our acquisitions of a golf course in Macau and Bill’s Gamblin’ Hall and Saloon. 2006 capital spending was approximately $2.5 billion, excluding the cost of our acquisition of London Clubs. Estimated total capital expenditures for 2009 are expected to be between $500 million and $700 million.

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

COMPETITIVE PRESSURES

The gaming industry is highly competitive and our competitors vary considerably in size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. We also compete with other non-gaming resorts and vacation areas, and with various other entertainment businesses. Our competitors in each market may have substantially greater financial, marketing and other resources than we do and there can be no assurance that they will not in the future engage in aggressive pricing action to compete with us. Although we believe we are currently able to compete effectively in each of the various markets in which we participate, we cannot make assurances that we will be able to continue to do so or that we will be capable of maintaining or further increasing our current market share. Our failure to compete successfully in our various markets could adversely affect our business, financial condition, results of operations and cash flow.

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

Although, historically, the short-term effect of such competitive developments on our Company generally has been negative, we are not able to determine the long-term impact, whether favorable or unfavorable, that development and expansion trends and events will have on current or future markets. We also cannot determine the long-term impact of the current financial crisis on the economy, and casinos specifically. In the short-term, the current financial crisis has stalled or delayed some of our capital projects, as well as those of many of our competitors. In addition, our substantial indebtedness could limit our flexibility in planning for, or reacting to, changes in our operations or business and restrict us from developing new gaming facilities, introducing new technologies or exploiting business opportunities, all of which could place us at a competitive disadvantage. We believe that the geographic diversity of our operations; our focus on multi-market customer relationships; our service training, our rewards and customer loyalty programs; and our continuing efforts to establish our brands as premier brands upon which we have built strong customer loyalty have well-positioned us to face the challenges present within our industry. We utilize the unique capabilities of WINet, a sophisticated nationwide customer database, and Total Rewards, a nationwide loyalty program that allows our customers to earn cash, comps and other benefits for playing at our casinos. We believe these sophisticated marketing tools provide us with competitive advantages, particularly with players who visit more than one market.

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

Property and Equipment

We have significant capital invested in our property and equipment, which represents approximately 59% of our total assets. Judgments are made in determining the estimated useful lives of assets, salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and whether we have a gain or loss on the disposal of the asset. We assign lives to our assets based on our standard policy, which is established by management as representative of the useful life of each category of asset. We review the carrying value of our property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the operating unit level, which for most of our assets is the individual casino.

Goodwill and Other Intangible Assets

After consideration of the impairment charges recorded in fourth quarter 2008, we have approximately $10.2 billion in goodwill and other intangible assets in our Consolidated Balance Sheet at December 31, 2008, resulting from the Merger. Goodwill and other intangible assets in our Consolidated Balance Sheet at December 31, 2007, resulted from our acquisitions of other businesses. The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determine the estimated fair values after review and consideration of relevant information including discounted cash flows, quoted market prices and estimates made by management. To the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess is allocated to goodwill.

An accounting standard adopted in 2002 requires a review at least annually of goodwill and other nonamortizing intangible assets for impairment. We complete our annual assessment for impairment in fourth quarter each year. Our 2008 analysis reflected factors impacted by current market conditions, including lower valuation multiples for gaming assets, higher discount rates resulting from on-going turmoil in the credit markets and the completion of our annual budget and forecasting process, and indicated that our goodwill and other nonamortizing intangible assets were impaired. A charge of $5.5 billion was recorded to our Consolidated Statement of Operations in fourth quarter 2008.

The annual evaluation of goodwill and other nonamortizing intangible assets requires the use of estimates about future operating results, valuation multiples and discount rates of each reporting unit to determine their estimated fair value. Changes in these assumptions can materially affect these estimates. Once an impairment of goodwill or other intangible assets has been recorded, it cannot be reversed.

Total Rewards Point Liability Program

Our customer loyalty program, Total Rewards, offers incentives to customers who gamble at certain of our casinos throughout the United States. Under the program, customers are able to accumulate, or bank, Reward Credits over time that they may redeem at their discretion under the terms of the program. The Reward Credit balance will be forfeited if the customer does not earn a Reward Credit over the prior six-month period. As a result of the ability of the customer to bank the Reward Credits, we accrue the expense of Reward Credits, after consideration of estimated breakage, as they are earned. The value of the cost to provide Reward Credits is expensed as the Reward Credits are earned and is included in Casino expense on our Consolidated Statements of Income. To arrive at the estimated cost associated with Reward Credits, estimates and assumptions are made regarding incremental marginal costs of the benefits, breakage rates and the mix of goods and services for which Reward Credits will be redeemed. We use historical data to assist in the determination of estimated accruals. At December 31, 2008 and 2007, $64.7 million and $72.8 million, respectively, were accrued for the cost of anticipated Total Rewards credit redemptions.

In addition to Reward Credits, customers at certain of our properties can earn points based on play that are redeemable in cash (“cash-back points”). In 2007, certain of our properties introduced a modification to the cash-back program whereby points are redeemable in playable credits at slot machines where, after one play-through, the credits can be cashed out. We accrue the cost of cash-back points and the modified program, after consideration of estimated breakage, as they are earned. The cost is recorded as contra-revenue and included in Casino promotional allowances on our Consolidated Statements of Income. At December 31, 2008 and 2007, the liability related to outstanding cash-back points, which is based on historical redemption activity, was $9.3 million and $16.9 million, respectively.

Bad Debt Reserves

We reserve an estimated amount for receivables that may not be collected. Methodologies for estimating bad debt reserves range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves. At December 31, 2008 and 2007, we had $201.4 million and $126.2 million, respectively, in our bad debt reserve. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our reserves for bad debts.

Self-Insurance Accruals

We are self-insured up to certain limits for costs associated with general liability, workers’ compensation and employee health coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. At December 31, 2008 and 2007, we had total self-insurance accruals reflected in our Consolidated Balance Sheets of $213.0 million and $210.5 million, respectively. In estimating these costs, we consider historical loss experience and make judgments about the expected levels of costs per claim. We also rely on consultants to assist in the determination of estimated accruals. These claims are accounted for based on actuarial estimates of the undiscounted claims, including those claims incurred but not reported. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities. We continually monitor the potential for changes in estimates, evaluate our insurance accruals and adjust our recorded provisions.

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

The effect on the income tax provision and deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As indicated in Note 11, we have provided a valuation allowance on foreign tax credits, certain foreign and state net operating losses (“NOLs”), and other deferred foreign and state tax assets. U.S. tax rules require us to allocate a portion of our total interest expense to our foreign operations for purposes of determining allowable foreign tax credits. Consequently, this decrease to taxable income from foreign operations results in a diminution of the foreign taxes available as a tax credit. Although we have consistently generated taxable income on a consolidated basis, certain foreign and state NOLs and other deferred foreign and state tax assets were not deemed realizable because they are attributable to subsidiaries that are not expected to produce future earnings. Other than these exceptions, we are unaware of any circumstances that would cause the remaining deferred tax assets to not be realizable.

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, we recognized approximately a $12 million reduction to the January 1, 2007, balance of retained earnings.

We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. As a large taxpayer, we are under continual audit by the Internal Revenue Service (“IRS”) on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next twelve months. We are participating in the IRS’s Compliance Assurance Program for the 2007 and 2008 tax years. This program accelerates the examination of key transactions with the goal of resolving any issues before the tax return is filed. Our 2006 federal income tax return is currently being examined by the IRS in a traditional audit process, and the 2004 and 2005 tax years are in the IRS appeals process.

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

RECENTLY ISSUED AND PROPOSED ACCOUNTING STANDARDS

The following are accounting standards adopted or issued in 2008 that could have an impact to our Company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, but it does not require any new fair value measurements. The provisions of SFAS No. 157 were to be effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157.” FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Also in February 2008, the FASB issued FSP No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13.” FSP No. 157-1 excludes SFAS No. 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. We adopted the required provisions of SFAS No. 157 on January 1, 2008. The required provisions did not have a material impact on our financial statements. We have applied SFAS No. 157 to recognize the liability related to our derivative instruments at fair value to consider the changes in the creditworthiness of the Company and our counterparties in determining any credit valuation adjustment.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS No. 115,” which permits an entity to measure certain financial assets and financial liabilities at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. SFAS No. 159 was effective as of January 1, 2008. At this time, we have not adopted the fair value option for assets and liabilities; however, future events and circumstances may impact that decision.

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

We are exposed to market risk, primarily changes in interest rates. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed rate and variable rate obligations. Of our approximate $23.2 billion total debt at December 31, 2008, $8.2 billion, excluding $6.5 billion of variable-rate debt for which we have entered into interest rate swap agreements, is subject to variable interest rates. We have hedging arrangements with respect to LIBOR borrowings for a notional amount of $6.5 billion, all of which fix the floating rates of interest to fixed rates. In addition to the swap agreements, we entered into an interest rate cap agreement for a notional amount of $6.5 billion at a LIBOR cap rate of 4.5%. Assuming a constant outstanding balance for our variable rate debt for the next twelve months, a hypothetical 1% change in interest rates would change interest expense for the next twelve months by approximately $81.9 million. We utilize interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. We do not purchase or hold any derivative financial instruments for trading purposes.

The table below provides information as of December 31, 2008, about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. For debt obligations, the table presents principal cash flows and related weighted average interest rates by contractual maturity dates. Principal amounts are used to calculate the contractual payments to be exchanged under the contract and weighted average variable rates are based on implied forward rates in the yield curve as of December 31, 2008.

($ in millions)	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Liabilities
Long-term debt
Fixed rate	$78.0	$742.3	$359.1	$67.4	$280.8	$14,742.4	$16,270.0	$9,578.4	(1)
Average interest rate	5.5%	6.5%	7.5%	4.9%	5.4%	7.5%	7.4%
Variable rate	$13.7	$13.5	$17.5	$7.0	$6,572.5	$1,568.1	$8,192.3	$8,192.3	(1)
Average interest rate	5.9%	5.9%	6.3%	4.5%	4.2%	5.5%	5.5%
Interest Rate Derivatives
Interest rate swaps
Fixed to variable	$—	$—	$1,500.0	$1,000.0	$4,000.0	$—	$6,500.0	$(335.3)
Average pay rate	4.4%	4.4%	4.4%	4.2%	4.3%	—	4.3%
Average receive rate	1.3%	1.4%	1.8%	2.6%	2.7%	—	1.6%
Interest rate cap	$—	$—	$—	$—	$6,500.0	$—	$6,500.0	$32.4

(1)	The fair values are based on the borrowing rates currently available for debt instruments with similar terms and maturities and market quotes of the Company’s publicly traded debt.

As of December 31, 2008, our long-term variable rate debt reflects borrowings under our senior secured credit facilities provided to us by a consortium of banks with a total capacity of $9.196 billion. The interest rates charged on borrowings under these facilities are a function of the London Inter-Bank Offered Rate, or LIBOR, and prime rate. As such, the interest rates charged to us for borrowings under the facilities are subject to change as LIBOR changes.

Foreign currency translation gains and losses were not material to our results of operations for the year ended December 31, 2008. Our only material ownership interests in businesses in foreign countries are London Clubs, Macau Orient Golf and an approximate 95% ownership of a casino in Uruguay. Therefore, we have not been subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future operating results or cash flows.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Harrah’s Entertainment, Inc.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Harrah’s Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2008 (Successor Company) and December 31, 2007 (Predecessor Company), and the related consolidated statements of operations, stockholders’ (deficit)/equity and comprehensive (loss)/income, and cash flows for the period January 28, 2008 through December 31, 2008 (Successor Company), the period January 1, 2008 through January 27, 2008 (Predecessor Company), and the years ended December 31, 2007 and 2006 (Predecessor Company). Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Harrah’s Entertainment, Inc. and subsidiaries as of December 31, 2008 (Successor Company) and December 31, 2007 (Predecessor Company), and the results of their operations and their cash flows for the period January 28, 2008 through December 31, 2008 (Successor Company), the period January 1, 2008 through January 27, 2008 (Predecessor Company), and the years ended December 31, 2007 and 2006 (Predecessor Company), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 10 to the Consolidated Financial Statements, the Company changed its method of accounting for uncertainty in income taxes to conform to Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, in 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
March 16, 2009

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	December 31,
	Successor 2008	Predecessor 2007

Assets
Current assets
Cash and cash equivalents	$650.5	$710.0
Receivables, less allowance for doubtful accounts of $201.4 and $126.2	394.0	476.4
Deferred income taxes (Note 10)	157.6	200.0
Income tax receivable	5.5	5.0
Prepayments and other	216.4	216.2
Inventories	62.7	70.3

Total current assets	1,486.7	1,677.9

Land, buildings, riverboats and equipment
Land and land improvements	7,310.8	5,392.8
Buildings, riverboats and improvements	8,860.8	9,270.7
Furniture, fixtures and equipment	1,888.1	3,186.6
Construction in progress	821.7	903.4

	18,881.4	18,753.5
Less: accumulated depreciation	(614.3)	(3,182.0)

	18,267.1	15,571.5
Assets held for sale	49.3	4.5
Goodwill (Notes 2 and 3)	4,902.2	3,553.6
Intangible assets (Notes 2 and 3)	5,307.9	2,039.5
Investments in and advances to nonconsolidated affiliates (Note 17)	30.4	18.6
Deferred costs and other	1,005.0	492.1

	$31,048.6	$23,357.7

Liabilities and Stockholders’ (Deficit)/Equity
Current liabilities
Accounts payable	$382.3	$442.0
Accrued expenses (Note 5)	1,532.7	1,351.2
Current portion of long-term debt (Note 6)	85.6	10.8

Total current liabilities	2,000.6	1,804.0
Liabilities held for sale	—	0.6
Long-term debt (Note 6)	23,123.3	12,429.6
Deferred credits and other	669.1	464.8
Deferred income taxes (Note 10)	4,327.0	1,979.6

	30,120.0	16,678.6

Minority interests	49.6	52.2

Commitments and contingencies (Notes 6, 8, 12 through 14 and 17)
Preferred stock of Successor Entity; $0.01 par value; authorized-40,000,000 shares, outstanding-19,912,447 shares (net of 23,088 shares held in treasury)	2,289.4	—

Stockholders’ (deficit)/equity (Notes 4, 6, 14 and 17)
Common stock non-voting and voting of Successor Entity; $0.01 par value; 80,000,020 shares authorized; 40,711,008 shares issued and outstanding at December 31, 2008 (net of 47,201 shares held in treasury)	0.4	—
Common stock of Predecessor Entity; $0.10 par value, authorized - 720,000,000 shares, outstanding - 188,778,819 shares (net of 36,033,752 shares held in treasury) at December 31, 2007	—	18.9
Additional paid-in capital	3,825.1	5,395.4
(Accumulated deficit)/retained earnings	(5,096.3)	1,197.2
Accumulated other comprehensive (loss)/income	(139.6)	15.4

	(1,410.4)	6,626.9

	$31,048.6	$23,357.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Successor	Predecessor
	January 28, 2008 Through December 31, 2008	January 1, 2008 Through January 27, 2008	Year Ended Dec. 31,
			2007	2006
Revenues
Casino	$7,476.9	$614.6	$8,831.0	$7,868.6
Food and beverage	1,530.2	118.4	1,698.8	1,577.7
Rooms	1,174.5	96.4	1,353.6	1,240.7
Management fees	59.1	5.0	81.5	89.1
Other	624.8	42.7	695.9	611.0
Less: casino promotional allowances	(1,498.6)	(117.0)	(1,835.6)	(1,713.2)

Net revenues	9,366.9	760.1	10,825.2	9,673.9

Operating expenses
Direct
Casino	4,102.8	340.6	4,595.2	3,902.6
Food and beverage	639.5	50.5	716.5	697.6
Rooms	236.7	19.6	266.3	256.6
Property general, administrative and other	2,143.0	178.2	2,421.7	2,206.8
Depreciation and amortization	626.9	63.5	817.2	667.9
Impairment of intangible assets (Note 3)	5,489.6	—	169.6	20.7
Other write-downs, reserves and recoveries (Note 9)	16.2	4.7	(59.9)	62.6
Project opening costs	28.9	0.7	25.5	20.9
Corporate expense	131.8	8.5	138.1	177.5
Merger and integration costs	24.0	125.6	13.4	37.0
Loss/(income) on interests in nonconsolidated affiliates (Note 17)	2.1	(0.5)	(3.9)	(3.6)
Amortization of intangible assets (Note 3)	162.9	5.5	73.5	70.7

Total operating expenses	13,604.4	796.9	9,173.2	8,117.3

(Loss)/income from operations	(4,237.5)	(36.8)	1,652.0	1,556.6
Interest expense, net of interest capitalized (Note 11)	(2,074.9)	(89.7)	(800.8)	(670.5)
Gains/(losses) on early extinguishments of debt (Note 6)	742.1	—	(2.0)	(62.0)
Other income, including interest income	35.2	1.1	43.3	10.7

(Loss)/income from continuing operations before income taxes and minority interests	(5,535.1)	(125.4)	892.5	834.8
Income tax benefit/(provision) (Note 10)	360.4	26.0	(350.1)	(295.6)
Minority interests	(12.0)	(1.6)	(15.2)	(15.3)

(Loss)/income from continuing operations	(5,186.7)	(101.0)	527.2	523.9

Discontinued operations (Note 15)
Income from discontinued operations	141.5	0.1	145.4	16.4
Provision for income taxes	(51.1)	—	(53.2)	(4.5)

Income from discontinued operations	90.4	0.1	92.2	11.9

Net (loss)/income	$(5,096.3)	$(100.9)	$619.4	$535.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)/EQUITY AND COMPREHENSIVE (LOSS)/INCOME

(In millions)

(Notes 2, 4, 6, 14 and 17)

	Common Stock		Capital Surplus	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Deferred Compensation Related to Restricted Stock	Total	Comprehensive Income/(Loss)
	Shares Outstanding	Amount
Predecessor Balance - December 31, 2005	183.8	$18.4	$5,008.4	$654.4	$(5.3)	$(10.8)	$5,665.1
Reclassification of deferred compensation to Capital Surplus			(10.8)			10.8
Net income				535.8			535.8	$535.8
Reclassification of loss on derivative instrument from other comprehensive income to net income, net of tax provision of $0.3					0.6		0.6	0.6
Foreign currency translation adjustments, net of tax provision of $1.0					1.9		1.9	1.9
Cash dividends				(282.7)			(282.7)
Net shares issued under incentive compensation plans, including share-based compensation expense of $52.8 and income tax benefit of $23.0	2.3	0.2	150.6	(0.4)			150.4

2006 Predecessor Comprehensive Income								$538.3

Predecessor Balance - December 31, 2006	186.1	18.6	5,148.2	907.1	(2.8)	—	6,071.1
Net income				619.4			619.4	$619.4
Pension adjustment related to London Clubs International, net of tax benefit of $0.8					(1.8)		(1.8)	(1.8)
Reclassification of loss on derivative instrument from other comprehensive income to net income, net of tax provision of $0.3					0.6		0.6	0.6
Foreign currency translation adjustments, net of tax provision of $15.5					19.4		19.4	19.4
Cash dividends				(299.2)			(299.2)
Adjustment for initial adoption of FIN 48				(12.3)			(12.3)
Net shares issued under incentive compensation plans, including share-based compensation expense of $53.0 and income tax benefit of $47.7	2.7	0.3	247.2	(17.8)			229.7

2007 Predecessor Comprehensive Income								$637.6

Predecessor Balance - December 31, 2007	188.8	18.9	5,395.4	1,197.2	15.4	—	6,626.9

	Common Stock		Capital Surplus	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Deferred Compensation Related to Restricted Stock	Total	Comprehensive Income/(Loss)
	Shares Outstanding	Amount
Net loss				(100.9)			(100.9)	$(100.9)
Foreign currency translation adjustments, net of tax benefit of $3.1					(1.8)		(1.8)	(1.8)
Acceleration of predecessor incentive compensation plans, including share-based compensation expense of $2.9 and income tax benefit of $65.8			156.0				156.0

2008 Predecessor Comprehensive Loss								$(102.7)

Predecessor Balance - January 27, 2008	188.8	18.9	5,551.4	1,096.3	13.6	—	6,680.2
Redemption of Predecessor equity (Note 2)	(188.8)	(18.9)	(5,551.4)	(1,096.3)	(13.6)		(6,680.2)
Issuance of Successor common stock (Note 4)	40.7	0.4	4,085.0				4,085.4
Net loss				(5,096.3)			(5,096.3)	$(5,096.3)
Net shares issued under incentive compensation plans, including share-based compensation expense of $15.8			11.9				11.9
Debt exchange transaction, net of tax provision of $13.9			25.7				25.7
Cumulative preferred stock dividends			(297.8)				(297.8)
Pension adjustment related to acquisition of London Clubs International, net of tax benefit of $3.0					(6.9)		(6.9)	(6.9)
Reclassification of loss on derivative instrument from other comprehensive income to net income, net of tax provision of $0.3					0.6		0.6	0.6
Foreign currency translation adjustments, net of tax benefit of $14.7					(31.2)		(31.2)	(31.2)
Fair market value of swap agreements, net of tax benefit of $28.2					(51.9)		(51.9)	(51.9)
Adjustment for FIN 48 tax implications			0.3				0.3
Fair market value of interest rate cap agreement on commercial mortgage-backed securities, net of tax benefit of $28.4					(50.2)		(50.2)	(50.2)

2008 Successor Comprehensive Loss								$(5,235.9)

Successor Balance - December 31, 2008	40.7	$0.4	$3,825.1	$(5,096.3)	$(139.6)	$—	$(1,410.4)

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Note 11)

	Successor	Predecessor	Predecessor
	January 28, 2008 Through December 31, 2008	January 1, 2008 Through January 27, 2008	Year Ended Dec. 31,
			2007	2006
Cash flows from operating activities
Net (loss)/income	$(5,096.3)	$(100.9)	$619.4	$535.8
Adjustments to reconcile net income to cash flows from operating activities:
Income from discontinued operations, before income taxes	(141.5)	(0.1)	(145.4)	(16.4)
Income from insurance claims for hurricane damage	(185.4)	—	(130.3)	—
(Gains)/losses on early extinguishments of debt	(742.1)	—	2.0	62.0
Depreciation and amortization	1,027.3	104.9	905.8	711.4
Write-downs, reserves and recoveries	5,541.3	(0.1)	195.8	39.9
Deferred income taxes	(466.7)	(19.0)	(35.0)	73.7
Share-based compensation expense	15.8	50.9	53.0	52.8
Tax benefit from stock equity plans	—	42.6	1.8	1.7
Other noncash items	132.2	34.4	134.6	37.2
Minority interests’ share of net income	12.0	1.6	15.2	15.3
Loss/(income) on interests in nonconsolidated affiliates	2.1	(0.5)	(3.9)	(3.6)
Net change in insurance receivables for hurricane damage	(8.6)	—	(0.7)	81.8
Insurance proceeds for hurricane losses from business interruption	97.9	—	119.1	—
Returns on investment in nonconsolidated affiliate	2.5	0.1	1.8	2.5
Net losses/(gains) from asset sales	8.3	(7.4)	(8.0)	(5.5)
Net change in long-term accounts	(57.6)	68.3	(45.1)	(35.4)
Net change in working capital accounts	380.9	(167.6)	(171.3)	(13.6)

Cash flows provided by operating activities	522.1	7.2	1,508.8	1,539.6

Cash flows from investing activities
Land, buildings, riverboats and equipment additions	(1,169.3)	(117.4)	(1,379.5)	(2,511.3)
Payments for businesses acquired, net of cash acquired	—	0.1	(584.3)	(562.5)
Insurance proceeds for hurricane losses for continuing operations	98.1	—	15.7	124.9
Insurance proceeds for hurricane losses for discontinued operations	83.3	—	13.4	174.7
Proceeds from other asset sales	5.1	3.1	99.6	47.1
Purchase of minority interest in subsidiary	—	—	(8.5)	(2.3)
Investments in and advances to nonconsolidated affiliates	(5.9)	—	(1.8)	(0.9)
(Decrease)/increase in construction payables	(12.1)	(8.2)	2.8	11.2
Proceeds from sales of discontinued operations	—	—	—	457.3
Payment for Merger	(17,490.2)	—	—	—
Proceeds from sale of long-term investments	—	—	—	49.4
Other	(23.2)	(1.7)	(81.0)	(31.3)

Cash flows used in investing activities	(18,514.2)	(124.1)	(1,923.6)	(2,243.7)

	Successor	Predecessor	Predecessor
	January 28, 2008 Through December 31, 2008	January 1, 2008 Through January 27, 2008	Year Ended Dec. 31,
			2007	2006
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issue costs	21,313.4	11,316.3	39,124.4	6,946.5
Repayments under lending agreements	(6,760.5)	(11,288.8)	(37,619.5)	(5,465.8)
Early extinguishments of debt	(1,941.5)	(87.7)	(120.1)	(1,195.0)
Scheduled debt retirements	(6.5)	—	(1,001.7)	(5.0)
Payment to bondholders for debt exchange	(289.0)	—	—	—
Dividends paid	—	—	(299.2)	(282.7)
Proceeds from exercises of stock options	—	2.4	126.2	66.3
Excess tax benefit from stock equity plans	(50.5)	77.5	51.7	21.3
Minority interests’ distributions, net of contributions	(14.6)	(1.6)	(20.0)	(1.9)
Proceeds from issuance of senior notes, net of discount and issue costs of $-, $- and $10.9	—	—	—	739.1
Premiums paid on early extinguishments of debt	(225.9)	—	—	(56.7)
Equity contribution for buyout	6,007.0	—	—	—
Losses on derivative instruments	—	—	—	(2.6)
Other	(4.9)	(0.8)	(5.3)	1.3

Cash flows provided by financing activities	18,027.0	17.3	236.5	764.8

Cash flows from discontinued operations
Cash flows from operating activities	4.7	0.5	88.9	19.3
Cash flows from investing activities	—	—	(0.2)	(4.8)

Cash flows provided by discontinued operations	4.7	0.5	88.7	14.5

Net increase/(decrease) in cash and cash equivalents	39.6	(99.1)	(89.6)	75.2
Cash and cash equivalents, beginning of year	610.9	710.0	799.6	724.4

Cash and cash equivalents, end of year	$650.5	$610.9	$710.0	$799.6

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

Note 1—Summary of Significant Accounting Policies

BASIS OF PRESENTATION AND ORGANIZATION. As of December 31, 2008, we operated 53 casinos in six countries, primarily under the Harrah’s, Caesars and Horseshoe brand names in the United States, including 34 land-based casinos, 12 riverboat or dockside casinos, one combination thoroughbred racetrack and casino, one combination greyhound racetrack and casino, one combination harness racetrack and casino, three managed casinos on Indian lands and one managed casino in Canada. We view each property as an operating segment and aggregate all operating segments into one reporting segment.

Certain of our properties were sold during 2006, and prior to their sales, assets and liabilities of these properties were classified in our Consolidated Balance Sheets as Assets/Liabilities held for sale, and their operating results through the dates of their sales were presented as discontinued operations, if appropriate. In addition to the completed sales, we also plan to sell certain assets that we have classified as Assets held for sale in our Consolidated Balance Sheets. See Note 15 for further information regarding dispositions.

ACQUISITION BY PRIVATE EQUITY FIRMS. On January 28, 2008, Harrah’s Entertainment was acquired by affiliates of Apollo Global Management, LLC (“Apollo”) and TPG Capital, LP (“TPG”) in an all cash transaction, hereinafter referred to as the “Merger.” Although Harrah’s Entertainment continued as the same legal entity after the Merger, the accompanying Consolidated Statement of Operations, the Consolidated Statement of Cash Flows and the Consolidated Statements of Stockholders’ (Deficit)/Equity and Comprehensive (Loss)/Income for the year ended December 31, 2008, are presented as the Predecessor period for the period preceding the Merger and as the Successor period for the period succeeding the Merger. As a result of the application of purchase accounting as of the Merger date, the consolidated financial statements for the Successor period and the Predecessor periods are presented on different bases and are, therefore, not comparable. As a result of the Merger, the issued and outstanding shares of non-voting common stock and the non-voting preferred stock of Harrah’s Entertainment are owned by entities affiliated with Apollo/TPG and certain co-investors and members of management, and the issued and outstanding shares of voting common stock of Harrah’s Entertainment are owned by Hamlet Holdings LLC, which is owned by certain individuals affiliated with Apollo/TPG. As a result of the Merger, our stock is no longer publicly traded.

PRINCIPLES OF CONSOLIDATION. Our Consolidated Financial Statements include the accounts of Harrah’s Entertainment and its subsidiaries after elimination of all significant intercompany accounts and transactions.

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” we analyze our variable interests to determine if the entity that is party to the variable interest is a variable interest entity. Our analysis includes both quantitative and qualitative reviews. Quantitative analysis is based on the forecasted cash flows of the entity. Qualitative analysis is based on our review of the design of the entity, its organizational structure including decision-making ability, and financial agreements. Quantitative and qualitative analyses are also used to determine if we must consolidate a variable interest entity as the primary beneficiary. Based on these analyses there are no consolidated variable interest entities that are significant to our consolidated financial statements.

CASH AND CASH EQUIVALENTS. Cash includes the minimum cash balances required to be maintained by state gaming commissions or local and state governments, which totaled approximately $27.4 million and $25.4 million at December 31, 2008 and 2007, respectively. Cash equivalents are highly liquid investments with an original maturity of less than three months and are stated at the lower of cost or market value.

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

LAND, BUILDINGS, RIVERBOATS AND EQUIPMENT. As a result of the application of purchase accounting, land, buildings, riverboats and equipment were recorded at their estimated fair value and useful lives as of the Merger date. Additions to land, buildings, riverboats and equipment are stated at cost. Land includes land not currently identified for use in our operations, which totaled $87.2 million and $113.3 million at December 31, 2008 and 2007, respectively. We capitalize the costs of improvements that extend the life of the asset. We expense maintenance and repairs cost as incurred. Gains or losses on the dispositions of land, buildings, riverboats or equipment are included in the determination of income. Interest expense is capitalized on internally constructed assets at our overall weighted-average borrowing rate of interest. Capitalized interest amounted to $56.0 million, $20.4 million and $24.3 million in 2008, 2007 and 2006, respectively.

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

GOODWILL AND OTHER INTANGIBLE ASSETS. We have approximately $10.2 billion in goodwill and other intangible assets in our Consolidated Balance Sheet at December 31, 2008, resulting from the Merger. Goodwill and other intangible assets in our Consolidated Balance Sheet at December 31, 2007, resulted from our acquisitions of other businesses and was not recognized by the Successor entity. The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determine the estimated fair values after review and consideration of relevant information including discounted cash flows, quoted market prices and estimates made by management. To the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess is allocated to goodwill. Intangible assets determined to have a finite life are amortized on a straight-line basis over the determined useful life of the asset. (See Note 3.)

An accounting standard adopted in 2002 requires a review at least annually of goodwill and other nonamortizing intangible assets for impairment. We complete our annual assessment for impairment in fourth quarter each year. Our 2008 analysis reflected factors impacted by current market conditions, including lower valuation multiples for gaming assets, higher discount rates resulting from on-going turmoil in the credit markets and the completion of our annual budget and forecasting process, and indicated that our goodwill and other nonamortizing intangible assets were impaired. A charge of $5.5 billion was recorded to our Consolidated Statement of Operations in fourth quarter 2008.

The annual evaluation of goodwill and other nonamortizing intangible assets requires the use of estimates about future operating results, valuation multiples and discount rates of each reporting unit to determine their estimated fair value. Changes in these assumptions can materially affect these estimates. Once an impairment of goodwill or other intangible assets has been recorded, it cannot be reversed. (See Note 3.)

UNAMORTIZED DEBT ISSUE COSTS. Debt discounts or premiums incurred in connection with the issuance of debt are capitalized and amortized to interest expense using the effective interest method. Debt issuance costs are amortized to interest expense based on the related debt agreements using the straight-line method, which approximates the effective interest method. Unamortized deferred financing charges are included in Deferred costs and other in our Consolidated Balance Sheets.

TOTAL REWARDS POINT LIABILITY PROGRAM. Our customer loyalty program, Total Rewards, offers incentives to customers who gamble at certain of our casinos throughout the United States. Under the program, customers are able to accumulate, or bank, Reward Credits over time that they may redeem at their discretion under the terms of the program. The Reward Credit balance will be forfeited if the customer does not earn a Reward Credit over the prior six-month period. As a result of the ability of the customer to bank the Reward Credits, we accrue the expense of Reward Credits, after consideration of estimated breakage, as they are earned. The value of the cost to provide Reward Credits is expensed as the Reward Credits are earned and is included in Casino expense in our Consolidated Statements of Operations. To arrive at the estimated cost associated with Reward Credits, estimates and assumptions are made regarding incremental marginal costs of the benefits, breakage rates and the mix of goods and services for which Reward Credits will be redeemed. We use historical data to assist in the determination of estimated accruals. At December 31, 2008 and 2007, $64.7 million and $72.8 million, respectively, were accrued for the cost of anticipated Total Rewards credit redemptions.

In addition to Reward Credits, customers at certain of our properties can earn points based on play that are redeemable in cash (“cash-back points”). In 2007, certain of our properties introduced a modification to the cash-back program whereby points are redeemable in playable credits at slot machines where, after one play-through, the credits can be cashed out. We accrue the cost of cash-back points and the modified program, after consideration of estimated breakage, as they are earned. The cost is recorded as contra-revenue and included in Casino promotional allowance in our Consolidated Statements of Operations. At December 31, 2008 and 2007, the liability related to outstanding cash-back points, which is based on historical redemption activity, was $9.3 million and $16.9 million, respectively.

SELF-INSURANCE ACCRUALS. We are self-insured up to certain limits for costs associated with general liability, workers’ compensation and employee health coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. At December 31, 2008 and 2007, we had total self-insurance accruals reflected in our Consolidated Balance Sheets of $213.0 million and $210.5 million, respectively. In estimating those costs, we consider historical loss experience and make judgments about the expected levels of costs per claim. We also rely on consultants to assist in the determination of estimated accruals. These claims are accounted for based on actuarial estimates of the undiscounted claims, including those claims incurred but not reported. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities. We continually monitor the potential for changes in estimates, evaluate our insurance accruals and adjust our recorded provisions.

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

	Successor	Predecessor
(In millions)	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008	2007	2006
Food and beverage	$500.6	$42.4	$582.9	$544.0
Rooms	168.7	12.7	192.3	168.0
Other	88.6	5.5	95.6	75.2

	$757.9	$60.6	$870.8	$787.2

ADVERTISING. The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense for continuing operations was $253.7 million for the period January 28, 2008 through December 31, 2008, $20.9 million for the period January 1, 2008 through January 27, 2008, and $294.9 million and $287.5 million for the years 2007 and 2006, respectively.

STOCK-BASED EMPLOYEE COMPENSATION. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” and, as a result, we recognized stock option expense of $15.8 million for the period January 28, 2008, through December 31, 2008, and stock option and stock appreciation rights expense (“SARs”) of $2.9 million for the period January 1, 2008, through January 27, 2008, $53.0 million for the year ended December 31, 2007, and $52.8 million for the year ended December 31, 2006. In 2008 and 2007, we allocated a portion of the expense related to stock options and SARs to the applicable reporting segment, whereas, in 2006 that expense was included in Corporate expense in our Consolidated Statement of Operations. For the periods January 28, 2008, through December 31, 2008, and January 1, 2008, through January 27, 2008, and year ended December 31, 2007, $6.3 million, $0.9 million and $10.3 million, respectively, of the expense is included in Property general, administrative and other, and $9.5 million, $2.0 million and $42.7 million, respectively, is included in Corporate expense. The total income tax benefit recognized for 2008, 2007 and 2006, was approximately $6.6 million, $21.1 million and $20.4 million, respectively.

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

The effect on the income tax provision and deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As indicated in Note 10, we have provided a valuation allowance on foreign tax credits, certain foreign and state net operating losses (“NOLs”), and other deferred foreign and state tax assets. U.S. tax rules require us to allocate a portion of our total interest expense to our foreign operations for purposes of determining allowable foreign tax credits. Consequently, this decrease to taxable income from foreign operations results in a diminution of the foreign taxes available as a tax credit. Although we have consistently generated taxable income on a consolidated basis, certain foreign and state NOLs and other deferred foreign and state tax assets were not deemed realizable because they are attributable to subsidiaries that are not expected to produce future taxable earnings. Other than these exceptions, we are unaware of any circumstances that would cause the remaining deferred tax assets to not be realizable.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that the positions become uncertain based upon one of the following: (1) the tax position is not “more likely than not” to be sustained, (2) the tax position is “more likely than not” to be sustained, but for a lesser amount, or (3) the tax position is “more likely than not” to be sustained, but not in the financial period in which the tax position was originally taken. When evaluating whether a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information, (2) the tax position is based solely on its technical merits, and (3) each tax position is evaluated without considerations of the possibility of offset with other tax positions. We adjust these reserves, including related interest and penalties, based on new or changing facts and circumstances. As a result of the implementation of FIN 48, we recognized an approximate $12 million reduction to the January 1, 2007, balance of retained earnings.

We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. As a large taxpayer, we are under continual audit by the Internal Revenue Service (“IRS”) on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next twelve months. We are participating in the IRS’s Compliance Assurance Program for 2008. This program accelerates the examination of key transactions with the goal of resolving any issues before the tax return is filed. We are no longer subject to U.S. federal income tax examination for years through 2003, and 2006 is currently under examination. Years 2004, 2005 and 2007 are in various stages of appeal for specific U.S. federal income tax positions.

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

RECLASSIFICATION. We have reclassified certain amounts for prior years to conform with our 2008 presentation.

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

Note 2—The Merger

As discussed in Note 1, the Merger was completed on January 28, 2008, and was financed by a combination of borrowings under the Company’s new term loan facility due 2015, the issuance of Senior Notes due 2016 and Senior PIK Toggle Notes due 2018, mortgage loans and/or related mezzanine financing and/or real estate term loans and equity investments of Apollo/TPG, co-investors and members of management. See Note 6 for a discussion of our debt.

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

The following table reconciles the purchase price and financing adjustments in connection with the Merger and summarizes the estimated fair values of the assets and liabilities assumed at the date of the Merger.

	Predecessor		Successor
(In millions)	January 27, 2008	Merger Adjustments	January 28, 2008
Assets
Current assets	$1,658.6	$696.8	$2,355.4
Land, buildings, riverboats and equipment	15,621.3	2,165.7	17,787.0
Long-term assets	511.5	812.9	1,324.4
Intangible assets	2,030.2	4,385.7	6,415.9
Goodwill	3,549.7	5,888.2	9,437.9

Total assets	$23,371.3	$13,949.3	$37,320.6

Liabilities and Stockholders’ Equity
Current liabilities, including current portion of long-term debt	$1,797.9	$321.7	$2,119.6
Deferred income taxes	1,974.1	2,914.4	4,888.5
Long-term debt	12,367.5	11,535.0	23,902.5
Other long-term liabilities	499.3	0.6	499.9

Total liabilities	16,638.8	14,771.7	31,410.5

Minority interests	52.3	—	52.3

Stockholders’ equity	6,680.2	(822.4)	5,857.8

Total liabilities and stockholders’ equity	$23,371.3	$13,949.3	$37,320.6

Of the estimated $6,415.9 million of intangible assets, $2,732.0 million was assigned to trademarks that are not subject to amortization and $1,951.0 million was assigned to gaming rights that are not subject to amortization. The remaining intangible assets include customer relationships of $1,454.5 million (12-year weighted useful life), contract/management rights estimated at $134.3 million (5-year estimated useful life), gaming rights estimated at $42.8 million (16-year estimated useful life), trademarks subject to amortization estimated at $7.8 million (5-year estimated useful life) and internally developed information technology systems estimated at $93.5 million (8-year estimated useful life). The weighted-average useful life of all amortizing intangible assets related to the Merger is approximately 11 years. Certain of the goodwill and other non-amortizing intangible assets were determined to be impaired and charges of $5.5 billion were recorded to our Consolidated Statement of Operations in fourth quarter 2008. (See Note 3.)

We anticipate that the goodwill related to the Merger will not be deductible for tax purposes.

The following unaudited pro forma consolidated financial information assumes that the Merger was completed at the beginning of 2008 and 2007.

	December 31,
(In millions)	2008	2007
Net revenues	$10,127.0	$10,825.2

Loss from continuing operations	$(5,421.5)	$(424.3)

Net loss	$(5,331.0)	$(332.1)

Pro forma results for the year ended December 31, 2008, include non-recurring charges of $82.8 million related to the accelerated vesting of stock options, stock appreciation rights (SARs) and restricted stock and $66.8 million of legal and other professional charges related to the Merger. Pro forma results for the year ended December 31, 2007 included $13.4 million for costs related to the Merger.

The unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had the Merger been completed at the beginning of the periods, or of future results.

Note 3—Goodwill and Other Intangible Assets

We account for our goodwill and other intangible assets in accordance with SFAS No. 142, which provides guidance regarding the recognition and measurement of intangible assets, eliminates the amortization of certain intangibles and requires assessments for impairment of intangible assets that are not subject to amortization at least annually.

We determine the fair value of a reporting unit as a function, or multiple, of earnings before interest, taxes, depreciation and amortization (“EBITDA”), or by using discounted cash flows, common measures used to value and buy or sell cash-intensive businesses such as casinos. Based on our annual assessments for impairment as of September 30, 2008, we determined that, based on the projected performance, which reflects factors impacted by current market conditions, including lower valuation multiples for gaming assets; higher discount rates resulting from on-going turmoil in the credit markets; and the completion of our annual budget and forecasting process, certain of our goodwill and other intangible assets were impaired. A charge of $5.5 billion was recorded to our Consolidated Statement of Operations in fourth quarter 2008. $4.6 billion of the charge related to goodwill, $687.0 million related to nonamortizing trademarks and $239.0 million related to gaming rights. We determine the fair values of our intangible assets by using the Relief From Royalty Method under the income approach.

Based on our annual assessment for impairment as of September 30, 2007, we determined that, based on historical and projected performance, intangible assets at London Clubs and Caesars Indiana (since re-branded to Horseshoe Southern Indiana) had been impaired, and we recorded impairment charges of $169.6 million in fourth quarter 2007. At December 31, 2007, London Clubs and Horseshoe Southern Indiana had intangible assets of $225.1 million and $193.4 million, respectively, that were not deemed to be impaired. The properties’ tangible assets were assessed for impairment applying the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and our analysis indicated that the carrying value of the tangible assets was not impaired.

Our annual assessment for impairment as of September 30, 2006, indicated that intangible assets at Harrah’s Louisiana Downs were impaired, and a charge of $20.7 million was recorded in fourth quarter 2006. At December 31, 2006, Harrah’s Louisiana Downs had $27.3 million of intangible assets that were not deemed to be impaired.

The following table sets forth changes in goodwill for the years ended December 31, 2007, and December 31, 2008.

(In millions)
Balance at December 31, 2006 (Predecessor)	$3,689.4
Additions or adjustments:
Finalization of purchase price allocation for London Clubs	(146.3)
Foreign currency translation	17.0
Adjustments for taxes related to acquisitions	(14.9)
Purchase of additional interest in subsidiary	8.4

Balance at December 31, 2007 (Predecessor)	3,553.6
Additions or adjustments	(3.9)

Balance at January 27, 2008 (Predecessor)	3,549.7
Elimination of Predecessor goodwill	(3,549.7)
Goodwill assigned in purchase price allocation	9,437.9
Adjustments for taxes	16.3
Foreign currency translation	(14.1)
Impairment losses	(4,537.9)

Balance at December 31, 2008 (Successor)	$4,902.2

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets.

	Predecessor
(In millions)	As of December 31, 2007	Additions/ Other Changes	Amortization	As of January 27, 2008
Amortizing intangible assets
Trademarks	$15.2	$—	$(0.4)	$14.8
Gaming rights	34.2	—	(0.1)	34.1
Contract rights	100.8	—	(1.3)	99.5
Customer relationships	511.2	—	(3.7)	507.5

	661.4	—	(5.5)	655.9

Nonamortizing intangible assets
Trademarks	570.4	—		570.4
Gaming rights	807.7	(3.8)		803.9

	1,378.1	(3.8)		1,374.3

Total	$2,039.5	$(3.8)	$(5.5)	$2,030.2

	Successor
(In millions)	As of January 28, 2008	Additions/ Other Changes	Amortization	Impairment Losses	As of December 31, 2008
Amortizing intangible assets
Trademarks	$7.8	$—	$(1.4)		$6.4
Gaming rights	42.8	—	(2.4)		40.4
Patented technology	93.5	—	(10.7)		82.8
Contract rights	134.3	(5.5)	(33.2)		95.6
Customer relationships	1,454.5	—	(115.2)		1,339.3

	1,732.9	(5.5)	(162.9)		1,564.5

Nonamortizing intangible assets
Trademarks	2,732.0	(1.9)		$(687.0)	2,043.1
Gaming rights	1,951.0	(11.7)		(239.0)	1,700.3

	4,683.0	(13.6)		(926.0)	3,743.4

Total	$6,415.9	$(19.1)	$(162.9)	$(926.0)	$5,307.9

The aggregate amortization expense for those assets that continue to be amortized under provisions of SFAS No. 142 was $162.9 million for the period January 28, 2008, through December 31, 2008, $5.5 million for the period January 1, 2008, through January 27, 2008, $73.5 million for the year ended December 31, 2007 and $70.7 million for the year ended December 31, 2006. Estimated annual amortization expense for those assets for the years ending December 31, 2009, 2010, 2011, 2012 and 2013 is $175.4 million, $159.4 million, $155.8 million, $154.4 million and $152.1 million, respectively.

Note 4—Preferred and Common Stock

Preferred Stock

As of December 31, 2008, the authorized preferred stock shares are 40,000,000, par value $0.01 per share, stated value $100.00 per share.

On January 28, 2008, our Board of Directors adopted a resolution authorizing the creation and issuance of a series of preferred stock known as the Non-Voting Perpetual Preferred Stock. The number of shares constituting such series shall be 20,000,000.

On a quarterly basis, each share of non-voting preferred stock accrues dividends at a rate of 15.0% per annum, compounded quarterly. Dividends will be paid in cash when, if, and as declared by the board of directors, subject to approval by relevant regulators. We currently do not expect to pay cash dividends. Dividends on Non-Voting Perpetual Preferred Stock are cumulative. As of December 31, 2008, such dividends in arrears are $297.8 million. Shares of the non-voting preferred stock rank prior in right of payment to the non-voting and voting common stock and are entitled to a liquidation preference.

Upon the occurrence of any liquidating event, each holder of non-voting preferred stock shall have the right to require the Company to repurchase each outstanding share of non-voting preferred stock before any payment or distribution shall be made to the holders of non-voting common stock, voting common stock or any other junior stock. After the payment to the holders of non-voting preferred stock of the full preferential amounts, the holders of non-voting preferred stock shall have no right or claim to any of the remaining assets of the Company. Non-voting preferred stock may be converted into non-voting common stock on a pro rata basis with the consent of the holders of a majority of the non-voting preferred stock. Neither the non-voting preferred stock nor the non-voting common stock will have any voting rights. At December 31, 2008, the full preferential amount of the non-voting preferred stock was $2.3 billion. Changes in the fair value of the Company’s shares could materially impact the amount of a non-voting preferred stock repurchase.

Upon written notice from the holders of the majority of the outstanding non-voting preferred stock, the Company shall convert each share of non-voting preferred stock into the number of shares of non-voting common stock equal to the stated value plus accumulated dividends, divided by the fair market value of the non-voting common stock as determined by the Board. At December 31, 2008, the conversion rate was equal to 3.46 non-voting common shares per non-voting preferred share.

The amount that the Company could be required to pay or the number of shares that the Company could be required to issue is not limited by any contract.

Common Stock

As of December 31, 2008, the authorized common stock of the Company totaled 80,000,020 shares, consisting of 20 shares of voting common stock, par value $0.01 per share and 80,000,000 shares of non-voting common stock, par value $0.01 per share.

The voting common stock has no economic rights or privileges, including rights in liquidation. The holders of voting common stock shall be entitled to one vote per share on all matters to be voted on by the stockholders of the Company.

Subject to the rights of holders of preferred stock, when, if, and as dividends are declared on the common stock, the holders of non-voting common stock shall be entitled to share in dividends equally, share for share.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of non-voting common stock will receive a pro rata distribution of any remaining assets after payment of or provision for liabilities and the liquidation preference on preferred stock, including the non-voting preferred stock, if any.

In 2007, the Predecessor company declared and paid the following quarterly cash dividends per common share:

First Quarter	Second Quarter	Third Quarter	Fourth Quarter
$0.40	$0.40	$0.40	$0.40

Note 5—Detail of Accrued Expenses

Accrued expenses consisted of the following as of December 31:

(In millions)	Successor 2008	Predecessor 2007
Payroll and other compensation	$193.1	$309.3
Insurance claims and reserves	213.0	210.5
Accrued interest payable	417.7	107.8
Accrued taxes	158.9	139.1
Other accruals	550.0	584.5

	$1,532.7	$1,351.2

Note 6—Debt

Long-term debt consisted of the following as of December 31:

	Successor	Predecessor
(In millions)	2008	2007
Credit facilities
Term loans, 4.46%–6.54% at December 31, 2008, maturities to 2015	$7,195.6	$—
Revolving credit facility, 3.49%–4.75% at December 31, 2008, maturities to 2014	533.0	—
Revolving credit facility, 4.05%–6.25% at December 31, 2007, retired in 2008	—	5,768.1
Subsidiary-guaranteed debt
10.75% Senior Notes due 2016, including senior interim loans of $342.6, 9.25% at January 28, 2008	4,542.7	—
10.75%/11.5% Senior PIK Toggle Notes due 2018, including senior interim loans of $97.4, 10.0% at January 28, 2008	1,150.0	—
Secured Debt
CMBS financing, 4.2% at December 31, 2008, maturity 2013	6,500.0	—
10.0% Second-Priority Senior Secured Notes, maturity 2018	542.7	—
10.0% Second-Priority Senior Secured Notes, maturity 2015	144.0	—
6.0%, maturity 2010	25.0	25.0
7.1%, maturity 2028	—	87.7
S. African prime less 1.5%, maturity 2009	—	10.5
4.25%–6.0%, maturities to 2035 at December 31, 2008	1.1	4.4
Unsecured Senior Notes
Floating Rate Notes, maturity 2008	—	250.0
7.5%, maturity 2009	5.1	136.2
7.5%, maturity 2009	0.9	442.4
5.5%, maturity 2010	321.5	747.1
8.0%, maturity 2011	47.4	71.7
5.375%, maturity 2013	200.6	497.7
7.0%, maturity 2013	0.7	324.4
5.625%, maturity 2015	578.1	996.3
6.5%, maturity 2016	436.7	744.3
5.75%, maturity 2017	372.7	745.8
Floating Rate Contingent Convertible Senior Notes, maturity 2024	0.2	370.6
Unsecured Senior Subordinated Notes
8.875%, maturity 2008	—	409.6
7.875%, maturity 2010	287.0	394.9
8.125%, maturity 2011	216.8	380.3
Other Unsecured Borrowings
LIBOR plus 4.5%, maturity 2010	23.5	29.1
5.3% special improvement district bonds, maturity 2037	69.7	—
Other, various maturities	1.4	1.6
Capitalized Lease Obligations
5.77%–10.0%, maturities to 2011	12.5	2.7

Total debt, net of unamortized discounts of $1,253.4 and premium of $77.4	23,208.9	12,440.4
Current portion of long-term debt	(85.6)	(10.8)

	$23,123.3	$12,429.6

$5.1 million, face amount, of our 7.5% Unsecured Senior Notes due in January 2009, and $0.8 million, face amount, of our 7.5% Unsecured Senior Notes due in September 2009, are classified as long-term in our Consolidated Balance Sheet as of December 31, 2008, because the Company has both the intent and the ability to refinance that portion of these notes.

As of December 31, 2008, aggregate annual principal maturities for the four years subsequent to 2009 were: 2010, $755.8 million; 2011, $376.6 million; 2012, $74.4 million; and 2013, $6.9 billion.

In July 2008, Harrah’s Operating Company, Inc. (“HOC”), a wholly-owned subsidiary of Harrah’s Entertainment, made the permitted election under the Indenture governing its 10.75%/11.5% Senior Toggle Notes due 2018 and the Senior Unsecured Interim Loan Agreement dated January 28, 2008, to pay all interest due on January 28, and February 1, 2009, for the loan in kind. A similar election was made in January 2009 to pay the interest due August 1, 2009, for the 10.75%/11.5% Senior Toggle Notes due 2018 in

kind, and in March 2009, the election was made to pay the interest due April 28, 2009, on the Senior Unsecured Interim Loan Agreement in kind. The Company intends to use the cash savings generated by this election for general corporate purposes, including the early retirement of other debt.

In connection with the Merger, the following debt was issued on or about January 28, 2008:

Debt Issued	Face Value
(in millions)
Term loan facility, maturity 2015	$7,250.0
10.75% Senior Notes due 2016 (a)	5,275.0
10.75%/11.5% Senior PIK Toggle Notes due 2018 (b)	1,500.0
CMBS financing	6,500.0

(a)	includes senior unsecured cash pay interim loans of $342.6 million

(b)	includes senior unsecured PIK toggle interim loans of $97.4 million

In connection with the Merger, the following debt was retired on or about January 28, 2008:

Debt Extinguished	Face Value
(in millions)
Credit Facilities due 2011	$5,795.8
7.5% Senior Notes due 2009	131.2
8.875% Senior Subordinated Notes due 2008	394.3
7.5% Senior Notes due 2009	424.2
7.0% Senior Notes due 2013	299.4
Floating Rate Notes due 2008	250.0
Floating Rate Contingent Convertible Senior Notes due 2024	374.7

Subsequent to the Merger, the following debt was retired through purchase or exchange during 2008:

Debt Extinguished	Face Value
(in millions)
5.5% Senior Notes due 2010	$32.3
7.875% Senior Subordinated Notes due 2010	12.1
8.125% Senior Subordinated Notes due 2011	21.7
10.75% Senior PIK Toggle Notes due 2018	350.0
10.75% Senior Notes due 2016	732.0
5.5% Senior Notes due 2010	371.3
8.0% Senior Notes due 2011	19.7
5.375% Senior Notes due 2013	221.4
5.75% Senior Notes due 2017	140.2
5.625% Senior Notes due 2015	136.0
6.5% Senior Notes due 2016	98.8
7.875% Senior Subordinated Notes due 2010	63.8
8.125% Senior Subordinated Notes due 2011	91.1

Included in the table above is approximately $2.2 billion, face amount, of HOC’s debt that was retired in connection with private exchange offers in December 2008. Retired notes, maturing between 2010 and 2018, were exchanged for new 10.0% Second-Priority Senior Secured Notes due 2015 and new 10.0% Second-Priority Senior Secured Notes due 2018, as reflected in the table below. Approximately $448 million, face amount, of the $2.2 billion retired notes, maturing between 2010 and 2011 and participating in the exchange offers, elected to receive cash of approximately $289 million in lieu of new notes.

The following debt was issued in connection with our debt exchange in December 2008:

Debt Issued	Face Value
(in millions)
10.0% Second-Priority Senior Secured Notes due 2015	$214.8
10.0% Second-Priority Senior Secured Notes due 2018	847.6

Senior Secured Credit Facility

Overview. HOC’s senior secured credit facilities (the “Credit Facilities”) provide for senior secured financing of up to $9.196 billion, consisting of (i) senior secured term loan facilities in an aggregate principal amount of up to $7.196 billion maturing through January 28, 2015 and (ii) a senior secured revolving credit facility in an aggregate principal amount of $2.0 billion, maturing January 28, 2014, including both a letter of credit sub-facility and a swingline loan sub-facility. The Credit Facilities require scheduled quarterly payments on the term loans of $18.125 million each for six years and three quarters, with the balance paid at maturity. Interest on the Credit Agreement is based on our debt ratings and leverage ratio and is subject to change. In addition, we may request one or more incremental term loan facilities and/or increase commitments under our revolving facility in an aggregate amount of up to $1.75 billion, subject to certain conditions and receipt of commitments by existing or additional financial institutions or institutional lenders. As of December 31, 2008, $7.73 billion in borrowings was outstanding under the Credit Facilities with an additional $0.2 billion committed to back letters of credit. After consideration of these borrowings and letters of credit, $1.29 billion of additional borrowing capacity was available to the Company under the Credit Facilities as of December 31, 2008. Subsequent to December 31, 2008, HOC borrowed the remaining amount available, except for amounts committed to back letters of credit, under the $2.0 billion senior secured revolving credit facility. The remaining amount available was borrowed in light of the continuing uncertainty in the credit market and general economic conditions. The funds will be used for general corporate purposes, including capital expenditures.

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

Proceeds from the term loan drawn on the closing date were used to repay extinguished debt in the table above and pay expenses related to the Merger. Proceeds of the revolving loan draws, swingline and letters of credit will be used for working capital and general corporate purposes.

Interest Rates and Fees. Borrowings under the Credit Facilities bear interest at a rate equal to the then-current LIBOR rate or at a rate equal to the alternate base rate, in each case plus an applicable margin. In addition, on a quarterly basis, we are required to pay each lender (i) a commitment fee in respect of any unused commitments under the revolving credit facility and (ii) a letter of credit fee in respect of the aggregate face amount of outstanding letters of credit under the revolving credit facility. As of December 31, 2008, the Credit Facilities bore interest based upon 300 basis points over LIBOR for the term loans, 200 basis points over the alternate base rate for the revolver loan and 150 basis points over LIBOR for the swingline loan and bore a commitment fee for unborrowed amounts of 50 basis points.

Collateral and Guarantors. HOC’s Credit Facilities are guaranteed by Harrah’s Entertainment, and are secured by a pledge of HOC’s capital stock, and by substantially all of the existing and future property and assets of HOC and its material, wholly-owned domestic subsidiaries, including a pledge of the capital stock of HOC’s material, wholly-owned domestic subsidiaries and 65% of the capital stock of the first-tier foreign subsidiaries, in each case subject to exceptions. The following casino properties have mortgages under the Credit Facilities:

Las Vegas	Atlantic City	Louisiana/Mississippi	Iowa/Missouri
Caesars Palace	Bally’s Atlantic City	Harrah’s New Orleans	Harrah’s St. Louis
Bally’s Las Vegas	Caesars Atlantic City	(Hotel only)	Harrah’s Council Bluffs
Imperial Palace	Showboat Atlantic City	Harrah’s Louisiana Downs	Horseshoe Council Bluffs/
Bill’s Gamblin’ Hall		Horseshoe Bossier City	Bluffs Run
Harrah’s Tunica
Horseshoe Tunica
Sheraton Tunica

Illinois/Indiana	Other Nevada
Horseshoe Southern Indiana	Harrah’s Reno
Harrah’s Metropolis	Harrah’s Lake Tahoe
Horseshoe Hammond	Harveys Lake Tahoe
Bill’s Lake Tahoe

Additionally, certain undeveloped land in Las Vegas also is mortgaged.

Restrictive Covenants and Other Matters. The Credit Facilities require, after an initial grace period, compliance on a quarterly basis with a maximum net senior secured first lien debt leverage test. In addition, the Credit Facilities include negative covenants, subject to certain exceptions, restricting or limiting HOC’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur additional debt; (ii) create liens on certain assets; (iii) enter into sale and lease-back transactions; (iv) make certain investments, loans and advances; (v) consolidate, merge, sell or otherwise dispose of all or any part of its assets or to purchase, lease or otherwise acquire all or any substantial part of the assets of any other person; (vi) pay dividends or make distributions or make other restricted payments; (vii) enter into certain transactions with its affiliates; (viii) engage in any business other than the business activity conducted at the closing date of the loan or business activities incidental or related thereto; (ix) amend or modify the articles or certificate of incorporation, by-laws and certain agreements or make certain payments or modifications of indebtedness; and (x) designate or permit the designation of any indebtedness as “Designated Senior Debt.”

Harrah’s Entertainment is not bound by any financial or negative covenants contained in HOC’s credit agreement, other than with respect to the incurrence of liens on and the pledge of its stock of HOC.

Certain covenants contained in HOC’s credit agreement require the maintenance of a senior secured debt to last twelve months (LTM) Adjusted EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”), as defined in the agreements, ratio (“Senior Secured Leverage Ratio”). Certain covenants contained in HOC’s credit agreement governing its senior secured credit facilities, the indenture and other agreements governing HOC’s 10.75% Senior Notes due 2016, 10.75% Senior Toggle Notes due 2018 and senior interim loans restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet defined Adjusted EBITDA to Fixed Charges, senior secured debt to LTM Adjusted EBITDA and consolidated debt to LTM Adjusted EBITDA ratios. The covenants that restrict additional indebtedness and the ability to make future acquisitions require an LTM Adjusted EBITDA to Fixed Charges ratio (measured on a trailing four-quarter basis) of 2.0: 1.0.

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

The indenture governing the 10.75% Senior Notes, 10.75%/11.5% Senior Toggle Notes and the agreements governing the other cash pay debt and PIK toggle debt will limit HOC’s (and most of its subsidiaries’) ability to, among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends or make distributions in respect of our capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) with respect to HOC only, engage in any business or own any material asset other than all of the equity interest of HOC so long as certain investors hold a majority of the notes; (vi) create or permit to exist dividend and/or payment restrictions affecting its restricted subsidiaries; (vii) create liens on certain assets to secure debt; (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; (ix) enter into certain transactions with its affiliates; and (x) designate its subsidiaries as unrestricted subsidiaries. Subject to certain exceptions, the indenture governing the notes and the agreements governing the other cash pay debt and PIK toggle debt will permit us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness.

10.0% Second-Priority Senior Secured Notes

In December 2008, HOC completed private exchange offers whereby approximately $2.2 billion, face amount, of HOC’s debt maturing between 2010 and 2018 was exchanged for new 10.0% Second-Priority Senior Secured Notes with a face value of $214.8 million due 2015 and new 10.0% Second-Priority Senior Secured Notes with a face value of $847.6 million due 2018. Gains of $946.0 million were recognized on the debt exchanged and on the debt exchanged and retired for cash. Interest on the new notes will be payable in cash each June 15 and December 15 until maturity. The Second-Priority Senior Secured Notes will be secured by a second priority security interest in substantially all of HOC’s and its subsidiary pledgor’s property and assets that secure the senior secured credit facilities. These liens will be junior in priority to the liens on substantially the same collateral (including mortgages) securing the senior secured credit facilities.

On March 4, 2009, HOC announced private exchange offers to exchange up to $2.8 billion aggregate principal amount (subject to increase) of new 10.0% Second-Priority Senior Secured Notes due 2018 for its outstanding debt due between 2010 and 2018. The new notes will also be guaranteed by Harrah’s Entertainment and will be secured on a second-priority lien basis by substantially all of HOC’s and its subsidiary’s property and assets that secure the senior secured credit facilities. In addition to the exchange offers, a subsidiary of Harrah’s Entertainment is offering to spend up to $150 million to purchase for cash certain notes of HOC maturing between 2015 and 2017. Additionally, HOC is offering to spend up to $50 million to purchase for cash old notes from holders that are not eligible to participate in the exchange offers.

Concurrently with these transactions, affiliates of Apollo and TPG and certain other co-investors announced that they are commencing a $250 million cash tender offer for the outstanding 10.0% Second-Priority Senior Secured Notes due 2015 and 10.0% Second-Priority Senior Secured notes due 2018. Upon the closing of the exchange offers, this offer will be expanded to include the new 10% Second-Priority Senior Secured notes issued in the exchange offers.

Commercial Mortgaged-Backed Securities (“CMBS”) Financing

In connection with the Merger, eight properties (“the CMBS properties”) and their related assets were spun out of HOC to Harrah’s Entertainment. As of the Merger date, the CMBS properties were Harrah’s Las Vegas, Rio, Flamingo Las Vegas, Harrah’s Atlantic City, Showboat Atlantic City, Harrah’s Lake Tahoe, Harveys Lake Tahoe and Bill’s Lake Tahoe. The CMBS properties borrowed $6.5 billion of mortgage loans and/or related mezzanine financing and/or real estate term loans (the “CMBS Financing”). The CMBS Financing is secured by the assets of the CMBS properties and certain aspects of the financing is guaranteed by Harrah’s Entertainment. On May 22, 2008, Paris Las Vegas and Harrah’s Laughlin and their related operating assets were spun out of HOC to Harrah’s Entertainment and became property secured under the CMBS loans, and Harrah’s Lake Tahoe, Harveys Lake Tahoe, Bill’s Lake Tahoe and Showboat Atlantic City were transferred to HOC from Harrah’s Entertainment as contemplated under the debt agreements effective pursuant to the Merger.

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

Our derivative instruments contain a credit risk that the counterparties may be unable to meet the terms of the agreements. We minimize that risk by evaluating the creditworthiness of our counterparties, which are limited to major banks and financial institutions. Our derivatives are recorded at their fair values, adjusted for the credit rating of the counterparty, if the derivative is an asset, or the Company, if the derivative is a liability.

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of December 31, 2008, we had ten interest rate swap agreements for a total notional amount of $6.5 billion. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreement will have a corresponding effect on future cash flows. The major terms of the interest rate swaps are as follows:

Effective Date	Notional Amount	Fixed Rate Paid	Variable Rate Received as of December 31, 2008	Next Reset Date	Maturity Date
	(In millions)
April 25, 2007	$200	4.898%	3.535%	January 26, 2009	April 25, 2011
April 25, 2007	200	4.896%	3.535%	January 26, 2009	April 25, 2011
April 25, 2007	200	4.925%	3.535%	January 26, 2009	April 25, 2011
April 25, 2007	200	4.917%	3.535%	January 26, 2009	April 25, 2011
April 25, 2007	200	4.907%	3.535%	January 26, 2009	April 25, 2011
September 26, 2007	250	4.809%	3.535%	January 26, 2009	April 25, 2011
September 26, 2007	250	4.775%	3.535%	January 26, 2009	April 25, 2011
April 25, 2008	1,000	4.172%	3.535%	January 26, 2009	April 25, 2012
April 25, 2008	2,000	4.276%	3.535%	January 26, 2009	April 25, 2013
April 25, 2008	2,000	4.263%	3.535%	January 26, 2009	April 25, 2013

Until February 15, 2008, none of our interest rate swap agreements were designated as hedging instruments; therefore, gains or losses resulting from changes in the fair value of the swaps were recognized in earnings in the period of the change. On February 15, 2008, eight of our interest rate swap agreements for notional amounts totaling $3.5 billion were designated as hedging instruments, and on April 1, 2008, the remaining swap agreements were designated as hedging instruments. Upon designation as hedging instruments, only any measured ineffectiveness is recognized in earnings in the period of change. Interest rate swaps increased our 2008 and 2007 interest expense by $161.9 million and $44.0 million, respectively.

Additionally, on January 28, 2008, we entered into an interest rate cap agreement to partially hedge the risk of future increases in the variable rate of the CMBS financing. The interest rate cap agreement, which was effective January 28, 2008, and terminates February 13, 2013, is for a notional amount of $6.5 billion at a LIBOR cap rate of 4.5%. The interest rate cap was designated as a hedging instrument on May 1, 2008. For the year ended December 31, 2008, a net charge of $19.9 million is included in Interest expense in our Consolidated Statement of Operations.

Note 7—Fair Value Measurements

We adopted the required provisions of SFAS No. 157, “Fair Value Measurements,” on January 1, 2008. SFAS No. 157 outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures.

FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). At this time, we have chosen not to apply SFAS No. 157 early for nonrecurring measurements made for nonfinancial assets and nonfinancial liabilities. Goodwill and certain other nonamortizing intangible assets were tested for impairment during fourth quarter 2008. As a result of that testing, goodwill and certain other nonamortizing intangible assets were adjusted to their fair values; however, we have not applied the provisions of SFAS No. 157 to these nonfinancial assets in accordance with the delayed adoption date for FASB Staff Position 157-2. (See Note 3.)

Under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS No. 115,” entities are permitted to choose to measure many financial instruments and certain other items at fair value. We did not elect the fair value measurement option under SFAS No. 159 for any of our financial assets or financial liabilities.

Items Measured at Fair Value on a Recurring Basis

In accordance with the fair value hierarchy described in SFAS No. 157, the following table shows the fair value of our financial assets and financial liabilities that are required to be measured at fair value as of December 31, 2008.

(In millions)	Balance at December 31, 2008	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$77.6	$77.6	$—	$—
Investments	45.6	45.6	—	—
Derivative instruments	32.4	—	32.4	—
Liabilities:
Derivative instruments	(335.3)	—	(335.3)	—

The following section describes the valuation methodologies used to measure fair value, key inputs, and significant assumptions:

Cash equivalents – Cash equivalents are investments in money market accounts and utilize level 1 inputs to determine fair value.

Derivative instruments – The estimated fair values of our derivative instruments are based on market prices obtained from dealer quotes. Such quotes represent the estimated amounts we would receive or pay to terminate the contracts. Derivative instruments are included in the Deferred costs and other and Deferred credits and other lines of our Consolidated Balance Sheets. We have applied SFAS No. 157 to recognize the liability related to our derivative instruments at fair value to consider the changes in the creditworthiness of the Company and our counterparties in determining any credit valuation adjustment. See Note 6 for more information on our derivative instruments.

Investments – Investments are primarily debt and equity securities that are traded in active markets, have readily determined market values and utilize level 1 inputs. These investments are included in Prepayments and other in our Consolidated Balance Sheets.

Items Disclosed at Fair Value

Long-Term Debt – The fair value of the Company’s debt has been calculated based on the borrowing rates available as of December 31, 2008, for debt with similar terms and maturities and market quotes of our publicly traded debt.

As of December 31, 2008, the Company’s outstanding debt had a fair value of $17,770.7 million and a carrying value of $23,208.9 million. As of December 31, 2007, the Company’s outstanding debt had a fair value of $11,723.1 million and a carrying value of $12,440.4 million. The fair value of the Company’s interest rate swaps used for hedging purposes had a fair value and carrying value of $(335.3) million, and our interest rate cap agreement had a fair value and carrying value of $32.4 million at December 31, 2008. The fair value of our interest rate swaps at December 31, 2007, was $45.9 million and their carrying value was $45.9 million.

Note 8—Leases

We lease both real estate and equipment used in our operations and classify those leases as either operating or capital leases following the provisions of SFAS No. 13, “Accounting for Leases.” At December 31, 2008, the remaining lives of our operating leases ranged from one to 84 years, with various automatic extensions totaling up to 85 years.

Rental expense associated with operating leases for continuing operations is charged to expense in the year incurred and was included in the Consolidated Statements of Operations as follows:

	Successor	Predecessor
(In millions)	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008	2007	2006
Noncancelable
Minimum	$81.8	$7.3	$88.9	$70.0
Contingent	5.5	0.4	5.2	3.0
Sublease	(1.0)	—	(1.2)	(0.2)
Other	32.9	2.9	33.9	35.7

	$119.2	$10.6	$126.8	$108.5

Our future minimum rental commitments as of December 31, 2008, were as follows:

(In millions)	Noncancelable Operating Leases
2009	$82.9
2010	63.0
2011	57.5
2012	54.8
2013	54.0
Thereafter	1,582.1

Total minimum lease payments	$1,894.3

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

Note 9—Write-downs, Reserves and Recoveries

Our operating results include various pretax charges to record asset impairments, contingent liability reserves, project write-offs, demolition costs, recoveries of previously recorded reserves and other non-routine transactions. The components of Write-downs, reserves and recoveries for continuing operations were as follows:

	Successor	Predecessor
(In millions)	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008	Predecessor
			2007	2006
Remediation costs	$60.5	$4.4	$—	$—
Impairment of long-term assets	39.6	—	—	23.6
Write-off of abandoned assets	34.3	—	21.0	0.2
Efficiency projects	29.4	0.6	21.5	5.2
Termination of contracts	14.4	—	—	—
Litigation awards and settlements	10.1	—	8.5	32.5
Demolition costs	9.2	0.2	7.3	11.4
Other	4.1	(0.5)	12.1	(0.1)
Insurance proceeds in excess of deferred costs	(185.4)	—	(130.3)	(10.2)

	$16.2	$4.7	$(59.9)	$62.6

Remediation costs relate to room remediation projects at certain of our Las Vegas properties.

Impairment of long-term assets in 2008 represents declines in the market value of certain assets that are held for sale and reserves for amounts that are not expected to be recovered for other non-operating assets. The impairment in 2006 resulted from an assessment of certain bonds classified as held-to-maturity and the determination that they were highly uncollectible.

Write-off of abandoned assets represents costs associated with various projects that are determined to no longer be viable.

Efficiency projects in 2006 and 2007 represents costs incurred to identify efficiencies and cost savings in our corporate organization. Expense in 2008 represents costs related to additional projects aimed at stream-lining corporate and operations functions to achieve further cost savings and efficiencies.

Termination of contracts in 2008 represents amounts recognized in connection with abandonment of buildings under long-term lease arrangements.

Insurance proceeds in excess of deferred costs represent proceeds received from our insurance carriers for hurricane damages incurred in 2005. The proceeds included in Write-downs, reserves and recoveries are for those properties that we still own and operate. Proceeds related to properties that were subsequently sold are included in Discontinued operations in our Consolidated Statements of Operations.

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

Note 10—Income Taxes

Our federal and state income tax (benefit)/provision allocable to our Consolidated Statements of Operations and our Consolidated Balance Sheets line items was as follows:

	Successor	Predecessor
(In millions)	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008	Predecessor
			2007	2006
(Loss)/income from continuing operations before income taxes and minority interests	$(360.4)	$(26.0)	$350.1	$295.6
Discontinued operations	51.1	—	53.2	4.5
Stockholders’ equity
Unrealized (loss)/gain on derivatives qualifying as cash flow hedges	(56.3)	—	0.3	0.3
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	—	(116.3)	(47.7)	(23.0)

	$(365.6)	$(142.3)	$355.9	$277.4

Income tax expense attributable to Income from continuing operations before income taxes and minority interests consisted of the following:

	Successor	Predecessor
(In millions)	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008	Predecessor
			2007	2006
United States
Current
Federal	$113.3	$(11.1)	$341.2	$245.0
State	9.5	(1.2)	24.9	28.9
Deferred	(471.8)	(15.9)	7.1	13.7
Other countries
Current	10.0	2.2	11.0	7.2
Deferred	(21.4)	—	(34.1)	0.8

	$(360.4)	$(26.0)	$350.1	$295.6

The differences between the statutory federal income tax rate and the effective tax rate expressed as a percentage of Income from continuing operations before income taxes and minority interests were as follows:

	Successor	Predecessor
	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008	Predecessor
			2007	2006
Statutory tax rate	35.0%	35.0%	35.0%	35.0%
Increases/(decreases) in tax resulting from:
State taxes, net of federal tax benefit	—	0.6	1.3	2.1
Foreign income taxes, net of credit	(1.1)	(1.4)	3.1	0.6
Goodwill	(27.2)	0.1	—	—
Tax credits	0.1	0.3	(0.5)	(0.7)
Political contributions/lobbying expenses	—	—	0.1	1.0
Officers’ life insurance/insurance proceeds	0.1	(1.7)	(0.5)	(0.6)
Merger and acquisition costs	(0.1)	(12.0)	0.5	0.4
Minority interests in partnership earnings	0.1	0.5	(0.6)	(0.6)
Income tax reserve	(0.3)	(0.2)	0.4	(1.5)
Other	(0.1)	(0.4)	0.4	(0.3)

Effective tax rate	6.5%	20.8%	39.2%	35.4%

The components of our net deferred tax balance included in our Consolidated Balance Sheets at December 31 were as follows:

(In millions)	Successor 2008	Predecessor 2007
Deferred tax assets
Compensation programs	$73.6	$169.6
Bad debt reserve	72.1	61.2
Self-insurance reserves	29.7	38.5
Deferred income	2.8	0.2
Debt costs	—	8.1
Investments in nonconsolidated affiliates	7.6	—
Project opening costs and prepaid expenses	15.3	—
Foreign tax credit	18.9	24.3
Valuation allowance on foreign tax credit	(18.9)	(18.9)
State and foreign net operating losses	151.4	131.1
Valuation allowance on net operating losses and other deferred foreign and state tax assets	(151.4)	(148.7)
Other	142.0	152.2

	343.1	417.6

Deferred tax liabilities
Property	(2,440.6)	(1,522.6)
Management and other contracts	(31.2)	(26.3)
Intangibles	(1,770.0)	(464.4)
Investments in nonconsolidated affiliates	—	(40.9)
Debt costs	(267.7)	—
Undistributed foreign earnings	(3.0)	(4.7)
Project opening costs and prepaid expenses	—	(138.3)

	(4,512.5)	(2,197.2)

Net deferred tax liability	$(4,169.4)	$(1,779.6)

Our 2008 tax rate changed primarily as a result of the goodwill impairment charges described in Note 3, which are not generally deductible for income tax purposes. In December 2008, the Company recognized cancellation of indebtedness income of $983 million. The Company is entering into an agreement with the IRS to defer payment of its 2008 income tax liability until March 2010, as the Company will be able to settle the liability at that time through cash payment or through application of its expected net operating loss for 2009. The Company will be subject to payment of interest to the IRS during the deferral period.

We anticipate that state net operating losses NOLs valued at $0.6 million (subject to a full valuation allowance) will expire in 2009. The remaining state NOLs valued at $121.7 million (subject to a full valuation allowance) will expire between 2010 and 2028. Foreign NOLs valued at $29.2 million (subject to a full valuation allowance) have an indefinite carryforward period. Included in deferred tax expense above is the utilization of state NOLs in the amount of $1.5 million.

Unremitted earnings of our foreign subsidiaries amounted to $72 million in 2008 and $29 million in 2007. We have not recognized deferred taxes for U.S. federal income tax purposes on the unremitted earnings of our foreign subsidiaries that are deemed to be permanently reinvested. Upon distribution, in the form of dividends or otherwise, these unremitted earnings would be subject to U.S. federal income tax. Unrecognized foreign tax credits would be available to reduce a portion of the U.S. tax liability. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable.

As discussed in Note 1, we adopted the provisions of FIN 48, on January 1, 2007. As a result of the implementation of FIN 48, we recognized an approximate $12 million reduction to the January 1, 2007, balance of retained earnings. A reconciliation of the beginning and ending amounts of unrecognized tax benefits are as follows.

(in millions)
Balance at January 1, 2007	$183
Additions based on tax positions related to the current year	11
Additions for tax positions of prior years	12
Reductions for tax positions for prior years	(27)
Settlements	(37)
Expiration of statutes	—

Balance at December 31, 2007	142
Additions based on tax positions related to the current year	2
Additions for tax positions of prior years	16
Reductions for tax positions for prior years	(12)
Settlements	(12)
Expiration of statutes	—

Balance at December 31, 2008	$136

We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. We accrued approximately $7 million and $9 million, respectively during 2008 and 2007; additionally, we had accrued, in total, approximately $45 million and $38 million for the payment of interest and penalties at December 31, 2008 and 2007, respectively. Included in the balance of unrecognized tax benefits at December 31, 2008 and 2007, are $108 million and $49 million, respectively, of unrecognized tax benefits that, if recognized, would impact the effective tax rate. As a result of the expected resolution of examination issues with both federal and state tax authorities, the lapsing of various state statutes and the remittance of tax payments, we believe it is reasonably possible that the amount of unrecognized tax benefits will decrease during 2009 between $0 million and $36 million. Included in this range are expected adjustments from the IRS to increase income tax for prior years as well as the recognition of previously unrecognized tax benefits attributable to various federal audit issues.

We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. As a large taxpayer, we are under continual audit by the IRS on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next twelve months. We are participating in the IRS’s Compliance Assurance Program for 2008. This program accelerates the examination of key transactions with the goal of resolving any issues before the tax return is filed. We are no longer subject to U.S. federal income tax examination for years through 2003, and 2006 is currently under examination. Years 2004, 2005, and 2007 are in various stages of appeal for specific U.S. federal income tax positions.

We also are subject to exam by various state and foreign tax authorities, although tax years prior to 2004 are generally closed as the statutes of limitations have lapsed. However, various subsidiaries are still being examined by the New Jersey Division of Taxation for tax years as far back as 1999.

Note 11—Supplemental Cash Flow Information

The change in Cash and cash equivalents due to the changes in long-term and working capital accounts was as follows:

	Successor	Predecessor
(In millions)	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008	2007	2006
Long term accounts
Deferred costs and other	$41.8	$14.0	$(30.4)	$(28.1)
Deferred credits and other	(99.4)	54.3	(14.7)	(7.3)

Net change in long-term accounts	$(57.6)	$68.3	$(45.1)	$(35.4)

Working capital accounts
Receivables	$(55.6)	$33.0	$(145.7)	$(119.0)
Inventories	8.9	(1.4)	(6.8)	(0.8)
Prepayments and other	26.0	(26.5)	1.6	7.5
Accounts payable	(95.8)	56.9	(25.0)	78.3
Accrued expenses	497.4	(229.6)	4.6	20.4

Net change in working capital accounts	$380.9	$(167.6)	$(171.3)	$(13.6)

Non-cash transactions are described in Notes 4, 6 and 18.

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR INTEREST AND TAXES. The following table reconciles our Interest expense, net of interest capitalized, as reported in the Consolidated Statements of Operations, to cash paid for interest.

	Successor	Predecessor
(In millions)	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008	2007	2006
Interest expense, net of interest capitalized	$2,074.9	$89.7	$800.8	$670.5
Adjustments to reconcile to cash paid for interest:
Net change in accruals	(196.4)	8.7	43.3	(4.2)
Amortization of deferred finance charges	(91.8)	(0.8)	(10.1)	(8.4)
Net amortization of discounts and premiums	(129.2)	2.9	40.2	71.0
Amortization of other comprehensive income	(0.9)	(0.1)	(0.9)	—
Change in accrual (related to interest paid in kind)	(68.4)	—	—	—
Change in fair value of interest rate swaps	(65.0)	(39.2)	(45.9)	—

Cash paid for interest, net of amount capitalized	$1,523.2	$61.2	$827.4	$728.9

Cash payments for income taxes, net of refunds	$11.0	$1.0	$372.6	$238.8

Note 12—Commitments and Contingencies

CONTRACTUAL COMMITMENTS. We continue to pursue additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties and development completion guarantees. The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments, pursuant to these contracts for the three managed Indian-owned facilities now open, which extend for periods of up to 59 months from December 31, 2008, is $1.2 million. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.

In February 2008, we entered into an agreement with the State of Louisiana whereby we extended our guarantee of an annual payment obligation of Jazz Casino Company, LLC, our wholly-owned subsidiary, of $60 million owed to the State of Louisiana. The guarantee was extended for one year to end March 31, 2011.

In addition to the guarantees discussed above, as of December 31, 2008, we had commitments and contingencies of $1,758.9 million, including construction-related commitments.

SEVERANCE AND EMPLOYMENT AGREEMENTS.

Severance Agreements. As of December 31, 2008, we have severance agreements with 18 of our executives, which provide for payments to the executives in the event of their termination after a change in control, as defined. These agreements provide, among other things, for a compensation payment of 1.5 to 3.0 times the executive’s average annual compensation, as defined. The estimated amount, computed as of December 31, 2008, that would be payable under the agreements to these executives aggregated approximately $43.2 million. The estimated amount that would be payable to these executives does not include an estimate for the tax gross-up payment, provided for in the agreements, that would be payable to the executive if the executive becomes entitled to severance payments which are subject to federal excise tax imposed on the executive. These severance agreements terminate February 1, 2010.

Employment Agreement. We entered into an employment agreement with one executive that replaced his severance agreement as of January 28, 2008. The employment agreement provides for payments to the executive in the event of his termination after a change in control, as defined, and provides for, among other things, a compensation payment of 3.0 times the executive’s average annual compensation, as defined. The estimated amount, computed as of December 31, 2008, that would be payable under the agreement to the executive based on the compensation payment aggregated approximately $18.0 million. The estimated amount that would be payable to the executive does not include an estimate for the tax gross-up payment, provided for in the agreement, that would be payable to the executive if the executive becomes entitled to severance payments which are subject to federal excise tax imposed on the executive.

SELF-INSURANCE. We are self-insured for various levels of general liability, workers’ compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims.

Note 13—Litigation

Litigation Related to Our Operations

In April 2000, the Saint Regis Mohawk Tribe (the “Tribe”) granted Caesars the exclusive rights to develop a casino project in the State of New York. On April 26, 2000, certain individual members of the Tribe purported to commence a class action proceeding in a “Tribal Court” in Hogansburg, New York, against Caesars seeking to nullify Caesars’ agreement with the Tribe. On March 20, 2001, the “Tribal Court” purported to render a default judgment against Caesars in the amount of $1,787 million. Prior to our acquisition of Caesars in June 2005, it was believed that this matter was settled pending execution of final documents and mutual releases. Although fully executed settlement documents were never provided, on March 31, 2003, the United States District Court for the Northern District of New York dismissed litigation concerning the validity of the judgment, without prejudice, while retaining jurisdiction to reopen that litigation, if, within three months thereof, the settlement had not been completed. On June 22, 2007, a lawsuit was filed in the United States District Court for the Northern District of New York against us by certain trustees of the Catskill Litigation Trust alleging the Catskill Litigation Trust had been assigned the “Tribal Court” judgment and seeks to enforce it, with interest. According to a “Tribal Court” order, accrued interest through July 9, 2007, was approximately $1,014 million. We filed a motion to dismiss the case which was denied the first week of December 2007 on procedural grounds. In the Court’s ruling, we were granted leave to renew our request for relief as a summary judgment motion. We have filed the motion for summary judgment, which is currently pending with the Court. We believe this matter to be without merit and will vigorously contest any attempt to enforce the judgment.

Litigation Related to Development

On March 6, 2008, Caesars Bahamas Investment Corporation (“CBIC”), an indirect subsidiary of Harrah’s Operating Company, Inc. (“HOC”) terminated its previously announced agreement to enter into a joint venture in the Bahamas with Baha Mar Joint Venture Holdings Ltd. and Baha Mar JV Holding Ltd. (collectively, “Baha Mar”). To enforce its rights, on March 13, 2008, CBIC filed a complaint against Baha Mar and the Baha Mar Development Company Ltd. in the Supreme Court of the State of New York, seeking a declaratory judgment with respect to CBIC’s rights under the Subscription and Contribution Agreement (the “Subscription Agreement”), between CBIC and Baha Mar, dated January 12, 2007. Pursuant to the Subscription Agreement, CBIC agreed, subject to certain conditions, to subscribe for shares in Baha Mar Joint Venture Holdings Ltd., which was formed to develop and construct a casino, golf course and resort project in the Bahamas. The complaint alleges that (i) the Subscription Agreement grants CBIC the right to terminate the agreement at any time prior to the closing of the transactions contemplated therein, if the closing does not occur on time; (ii) the closing did not occur on time; and, (iii) CBIC exercised its right to terminate the Subscription Agreement, and to abandon the transactions contemplated therein. The complaint seeks a declaratory judgment that the Subscription Agreement has been terminated in accordance with its terms and the transactions contemplated therein have been abandoned.

Baha Mar and Baha Mar Development Company Ltd. (“Baha Mar Development”) filed an Amended Answer and Counterclaims against CBIC and a Third Party Complaint dated June 18, 2008 against HOC in the Supreme Court of the State of New York. Baha Mar and the Baha Mar Development allege that CBIC wrongfully terminated the Subscription Agreement and that

CBIC wrongfully failed to make capital contributions under the Joint Venture Investors Agreement, by and between CBIC and Baha Mar, dated January 12, 2007. In addition, Baha Mar and Baha Mar Development allege that HOC wrongfully failed to perform its purported obligations under the Harrah’s Baha Mar Joint Venture Guaranty, dated January 12, 2007. Baha Mar and Baha Mar Development assert claims for breach of contract, breach of fiduciary duty, promissory estoppel, equitable estoppel and negligent misrepresentation. Baha Mar and Baha Mar Development seek (i) declaratory relief; (ii) specific performance; (iii) the recovery of alleged monetary damages; (iv) the recovery of attorneys fees, costs, and expenses and (v) the dismissal with prejudice of CBIC’s Complaint. CBIC and HOC have each answered, denying all allegations of wrongdoing.

Litigation Related to the December 2008 Exchange Offer

On January 9, 2009, S. Blake Murchison and Willis Shaw filed a purported class action lawsuit in the United Stated District Court for the District of Delaware, Civil Action No. 09-00020-SLR, against Harrah’s Entertainment, Inc. and its board of directors, and Harrah’s Operating Company, Inc. The lawsuit was amended on March 4, 2009, alleging that the bond exchange offer which closed on December 24, 2008, wrongfully impaired the rights of bondholders. The amended complaint alleges, among others, breach of the bond indentures, violation of the Trust Indenture Act of 1939, equitable rescission, and liability claims against the members of the board. The amended complaint seeks, among other relief, class certification of the lawsuit, declaratory relief that the alleged violations occurred, unspecified damages to the class, and attorneys’ fees. On February 23, 2009, prior to the amended complaint being filed, the defendants filed a motion to dismiss the complaint, which had not been ruled upon by the Court.

In addition, the Company is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any pending litigation to have a material adverse effect on our consolidated financial position or results of operations.

Note 14—Employee Benefit Plans

We have established a number of employee benefit programs for purposes of attracting, retaining and motivating our employees. The following is a description of the basic components of these programs as of December 31, 2008.

EQUITY INCENTIVE AWARDS. Prior to the completion of the Merger, the Company granted stock options, SARs and restricted stock for a fixed number of shares to employees and directors under share-based compensation plans. The exercise prices of the stock options and SARs were equal to the fair market value of the underlying shares at the date of grant. Compensation expense for restricted stock awards was measured at fair value on the date of grant based on the number of shares granted and the quoted market price of the Company’s common stock. Such value was recognized as expense over the vesting period of the award adjusted for actual forfeitures.

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

The following is a summary of activity under the equity incentive plans that were in effect upon adoption of SFAS No. 123 (R) through the effective date of the Merger, when all of the stock options and SARs were cancelled and restricted shares were vested:

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
		Vested
Restricted shares
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

There were no share-based grants during the period January 1, 2008 through January 27, 2008.

The total intrinsic value of stock options and SARs cancelled and restricted shares vested due to the Merger was approximately $456.9 million, $225.3 million and $46.9 million, respectively, for the period January 1, 2008 through January 27, 2008.

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

The total fair value of stock options and SARs cancelled and restricted shares vested during the period from January 1, 2008, through January 27, 2008, was approximately $42.9 million, $48.6 million and $51.2 million, respectively.

As of December 31, 2007, there was approximately $12.7 million, $38.2 million and $36.6 million of total unrecognized compensation cost related to stock option grants, SARs and restricted share awards, respectively, under the stock-based compensation plans. The consummation of the Merger accelerated the recognition of compensation cost of $82.8 million, which was included in Merger and integration costs in the Consolidated Statements of Operations in the period from January 1, 2008, through January 27, 2008.

Share-based Compensation Plans—Successor Entity

In February 2008, the Board of Directors approved and adopted the Harrah’s Entertainment, Inc. Management Equity Incentive Plan (the “Equity Plan”). The Board of Directors approved the grant of options to purchase 3,733,835 shares of our non-voting common stock in February 2008. The Equity Plan authorizes equity award options to be granted to management and other personnel and key service providers. Grants may be either shares of time-based options or shares of performance-based options, or a combination. Time-based options generally vest in equal increments of 20% on each of the first five anniversaries of the grant date. The performance-based options vest based on the investment returns of our stockholders. One-half of the performance-based options become eligible to vest upon the stockholders receiving cash proceeds equal to two times their amount vested, and one-half of the performance-based options become eligible to vest upon the stockholders receiving cash proceeds equal to three times their amount vested subject to certain conditions and limitations. In addition, the performance-based options may vest earlier at lower thresholds upon liquidity events prior to December 31, 2009 and 2011, as well as pro rata, in certain circumstances. The Equity Plan was amended in December 2008 to allow grants at a price above fair market value, as defined in the Equity Plan.

The following is a summary of share-based option activity for the period January 28, 2008 through December 31, 2008:

	Successor Entity
Options	Shares	Weighted Average Exercise Price	Fair Value(1)	Weighted Average Remaining Contractual Term (years)
Outstanding at January 28, 2008	133,133	$25.00	$20.82
Options granted	3,417,770	99.13	35.81
Exercised	—	—	—
Cancelled	(379,303)	100.00	36.68

Outstanding at December 31, 2008	3,171,600	$95.91	$35.07	8.9

Exercisable at December 31, 2008(2)	133,133	$25.00	$20.82	3.5

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

The weighted-average grant date fair value of options granted during 2008 was $35.81. There were no stock option exercises during the period January 28, 2008 to December 31, 2008.

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

As of December 31, 2008, there was approximately $66.3 million of total unrecognized compensation cost related to stock option grants. This cost is expected to be recognized over a remaining weighted-average period of 2.1 years. The compensation cost that has been charged against income for stock option grants was approximately $15.8 million for the period January 28, 2008 through December 31, 2008. $9.5 million was included in Corporate expense and $6.3 million was included in Property general, administrative and other in the Consolidated Statements of Operations for the period January 28, 2008 through December 31, 2008.

Presented below is a comparative summary of valuation assumptions for the indicated periods:

	2008 Successor	2007 Predecessor	2006 Predecessor
Expected volatility	35.4%	25.1%	30.3%
Expected dividend yield	—	1.9%	2.4%
Expected term (in years)	6.0	4.8	5.1
Risk-free interest rate	3.3%	4.6%	5.0%
Weighted average fair value per share of options granted	$35.81	$21.06	$18.98

SAVINGS AND RETIREMENT PLAN. We maintain a defined contribution savings and retirement plan, which, among other things, allows pretax and after-tax contributions to be made by employees to the plan. Under the plan, participating employees may elect to contribute up to 50% of their eligible earnings. The Company fully matches 50% of the first six percent of employees’ contributions. The Merger was a change in control under the savings and retirement plan, and therefore, all unvested Company match as of the Merger became vested. Amounts contributed to the plan are invested, at the participant’s direction, in up to 19 separate funds. Participants become vested in the matching contribution over five years of credited service. Our contribution expense for this plan was $28.5 million for the January 28 to December 31, 2008 period and $2.4 million for the period of January 1, 2008 to January 27, 2008, $33.1 million and $17.6 million in 2007 and 2006, respectively. In February 2009, Harrah’s Entertainment announced the suspension of the employer match for all participating employees, where allowed by law or not in violation of an existing agreement.

DEFERRED COMPENSATION PLANS. Harrah’s maintains deferred compensation plans, (collectively, “DCP”) and an Executive Supplemental Savings Plan (“ESSP”) under which certain employees may defer a portion of their compensation. Amounts deposited into these plans are unsecured liabilities of the Company. Amounts deposited into DCP earn interest at rates approved by the Human Resources Committee of the Board of Directors. The ESSP is a variable investment plan, which allows employees to direct their investments by choosing from several investment alternatives. In connection with the Caesars acquisition, we assumed the outstanding liability for Caesars’ deferred compensation plan; however, the balance was frozen and former Caesars employees may no longer contribute to that plan. The total liability included in Deferred credits and other for these plans at December 31, 2008 and 2007 was $100.3 million and $213.3 million, respectively. In connection with the administration of one of these plans, we have purchased company-owned life insurance policies insuring the lives of certain directors, officers and key employees.

Beginning in 2005, we implemented Executive Supplemental Savings Plan II (“ESSPII”) for certain executive officers, directors and other key employees of the Company to replace the ESSP, which was frozen for new contributions as of December 31, 2004. Eligible employees may elect to defer a percentage of their salary and/or bonus under ESSPII, and the Company may make matching contributions with respect to deferrals of salary to those participants who are eligible to receive matching contributions under the Company’s 40l(k) plan and discretionary contributions. In February 2009, the Company eliminated the matching contribution with respect to deferrals of salary. Employees vest in matching and discretionary contributions over five years or, under certain conditions, employees may immediately vest.

The Merger was a change in control under our deferred compensation plans, and therefore, all unvested Company match as of the Merger became vested. The change in control also requires that the trust and escrow funds related to our deferred compensation plans be fully funded.

MULTI-EMPLOYER PENSION PLAN. We have approximately 26,000 employees covered under collective bargaining agreements, and the majority of those employees are covered by union sponsored, collectively bargained multi-employer pension plans. We contributed and charged to expense $34.7 million for the period of January 28, 2008 to December 31, 2008 and $3.0 million for the period of January 1, 2008 to January 27, 2008, $35.9 million in 2007 and $34.6 million in 2006 for such plans. The plans’ administrators do not provide sufficient information to enable us to determine our share, if any, of unfunded vested benefits.

PENSION COMMITMENTS. With the acquisition of London Clubs in December 2006, we assumed a defined benefit plan, which provides benefits based on final pensionable salary. The assets of the plan are held in a separate trustee-administered fund, and death-in-service benefits, professional fees and other expenses are paid by the pension plan. The most recent actuarial valuation of the plan showed a deficit of approximately $18.2 million, which is recognized as a liability in our Consolidated Balance Sheet at December 31, 2008. The London Clubs pension plan is not material to our Company.

With our acquisition of Caesars, we assumed certain obligations related to the Employee Benefits and Other Employment Matters Allocation Agreement by and between Hilton Hotels Corporation and Caesars dated December 31, 1998, pursuant to which we shall retain or assume, as applicable, liabilities and excess, if any, related to the Hilton Hotels Retirement Plan based on the ratio of accrued benefits of Hilton employees and the Company’s employees covered under the plan. Based on this ratio, our share of any benefit or obligation would be approximately 30 percent of the total. The Hilton Hotels Retirement Plan is a defined benefit plan that provides benefits based on years of service and compensation, as defined. Since December 31, 1996, employees have not accrued additional benefits under this plan. The plan is administered by Hilton Hotels Corporation. Hilton Hotels Corporation has informed the Company that as of December 31, 2008, the plan benefit obligations exceeded the fair value of the plan assets by $61.0 million, of which $18.3 million is our share; however, no contributions to the plan were required during 2008, and no contributions are expected to be required for 2009.

Note 15—Discontinued Operations

The following properties were sold in the three-year period ended December 31, 2008, and their operating results, prior to their sales, are included in Discontinued operations in our Consolidated Statements of Operations.

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

SUMMARY FINANCIAL INFORMATION

Summary operating results for the discontinued operations reflect the results of Harrah’s Lake Charles through the date of its sale in November 2006, including the gain on the sale; the operating results of Reno Hilton, Flamingo Laughlin and Grand Casino Gulfport through the dates of their sales in June 2006, May 2006 and March 2006, respectively; and insurance recoveries related to Grand Casino Gulfport and Harrah’s Lake Charles.

	Successor	Predecessor
	Jan. 28, 2008 Through	Jan. 1, 2008 Through	Predecessor
(In millions)	Dec. 31, 2008	Jan. 27, 2008	2007	2006
Net revenues	$0.0	$0.0	$0.2	$106.8

Pretax income from discontinued operations	$0.1	$141.5	$145.4	$16.4

Discontinued operations, net of tax	$0.1	$90.4	$92.2	$11.9

Assets held for sale at December 31, 2008, primarily consists of two airplanes and one riverboat.

Note 16—Insurance Proceeds Related to Hurricane Damaged Properties

In 2008, we settled final claims associated with damages incurred in 2005 from hurricanes and received the final payment from our insurance carriers. Insurance proceeds exceeded the net book value of the impacted assets and costs and expenses that were reimbursed under our business interruption claims, and the excess is recorded as income in the line item, Write-downs, reserves and recoveries, for properties included in continuing operations and in the line item, Income/(loss) from discontinued operations, for properties included in discontinued operations. We recorded $185.4 million in the period January 28, 2008, through December 31, 2008, and $130.3 million and $10.2 million as of December 31, 2007 and 2006, respectively, for insurance proceeds included in Write-downs, reserves and recoveries and $141.1 million in the period January 28, 2008, through December 31, 2008, and $141.6 million and $3.2 million, as of December 31, 2007 and 2006, respectively, for insurance proceeds included in Discontinued operations in our Consolidated Statements of Operations.

Note 17—Nonconsolidated Affiliates

As of December 31, 2008, our investments in nonconsolidated affiliates consisted primarily of interests in a company that provides management services to a casino in Windsor, Canada, a casino club in South Africa, a horse-racing facility in Florence, Kentucky, a hotel in Metropolis, Illinois and a joint venture to construct a hotel at our combination thoroughbred racetrack and casino in Bossier City, Louisiana.

Our Investments in and advances to nonconsolidated affiliates are reflected in our accompanying Consolidated Balance Sheets as follows:

(In millions)	Successor 2008	Predecessor 2007
Investments in and advances to nonconsolidated affiliates
Accounted for under the equity method	$25.3	$16.6
Accounted for at historical cost	5.1	2.0

	$30.4	$18.6

Note 18—Related Party Transactions

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

In connection with our debt exchange in December 2008, the $39.6 million gain on the portion of our debt that was held by Apollo/TPG and exchanged for new debt, was recorded to equity.

Note 19—Consolidating Financial Information of Guarantors and Issuers

As of December 31, 2008, HOC, a 100% owned subsidiary of Harrah’s Entertainment, is the issuer of certain debt securities that have been guaranteed by Harrah’s Entertainment and certain subsidiaries of HOC. The following consolidating schedules present condensed financial information for Harrah’s Entertainment, the parent and guarantor; HOC, the subsidiary issuer; guarantor subsidiaries of HOC; and non-guarantor subsidiaries of Harrah’s Entertainment and HOC, which includes the CMBS properties, as of December 31, 2008 and 2007, and for the successor companies for the period January 28, 2008, through December 31, 2008, and for the predecessor companies for the periods from January 1, 2008, through January 27, 2008 and the years ended December 31, 2007 and 2006.

The financial information included in this section reflects ownership of the CMBS properties pursuant to the spin-off and transfer described in Note 6 – Debt, CMBS Financing.

HARRAH’S ENTERTAINMENT, INC.

(SUCCESSOR ENTITY)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2008

(In millions)

	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$0.1	$7.1	$318.3	$325.0	$—	$650.5
Receivables, net of allowance for doubtful accounts	0.1	8.1	271.5	114.3	—	394.0
Deferred income taxes	—	56.5	79.4	21.7	—	157.6
Income tax receivable	—	—	1.0	4.5	—	5.5
Prepayments and other	—	12.9	100.6	102.9	—	216.4
Inventories	—	1.2	42.0	19.5	—	62.7
Intercompany receivables	0.2	261.6	161.5	168.0	(591.3)	—

Total current assets	0.4	347.4	974.3	755.9	(591.3)	1,486.7
Land, buildings, riverboats and equipment, net of accumulated depreciation	—	252.0	10,992.0	6,996.4	26.7	18,267.1
Assets held for sale	—	35.0	14.3	—	—	49.3
Goodwill	—	—	2,737.2	2,165.0	—	4,902.2
Intangible assets	—	7.0	4,506.2	794.7	—	5,307.9
Investments in and advances to nonconsolidated affiliates	728.2	15,879.1	4.1	26.3	(16,607.3)	30.4
Deferred costs and other	—	524.1	249.4	231.5	—	1,005.0
Intercompany receivables	160.6	1,256.9	1,687.7	1,202.4	(4,307.6)	—

	$889.2	$18,301.5	$21,165.2	$12,172.2	$(21,479.5)	$31,048.6

Liabilities and Stockholders’ (Deficit)/Equity
Current liabilities
Accounts payable	$0.5	$156.8	$153.6	$71.4	$—	$382.3
Accrued expenses	7.7	624.4	510.6	390.0	—	1,532.7
Current portion of long-term debt	—	72.5	6.3	6.8	—	85.6
Intercompany payables	—	18.9	298.2	274.2	(591.3)	—

Total current liabilities	8.2	872.6	968.7	742.4	(591.3)	2,000.6
Long-term debt	—	16,503.2	102.6	6,517.5	—	23,123.3
Deferred credits and other	—	480.6	131.5	57.0	—	669.1
Deferred income taxes	—	358.5	2,551.8	1,416.7	—	4,327.0
Intercompany notes	2.0	258.7	1,973.4	2,073.5	(4,307.6)	—

	10.2	18,473.6	5,728.0	10,807.1	(4,898.9)	30,120.0

Minority interests	—	—	—	49.6	—	49.6
Preferred stock	2,289.4	—	—	—	—	2,289.4
Stockholders’ (deficit)/equity	(1,410.4)	(172.1)	15,437.2	1,315.5	(16,580.6)	(1,410.4)

	$889.2	$18,301.5	$21,165.2	$12,172.2	$(21,479.5)	$31,048.6

HARRAH’S ENTERTAINMENT, INC.

(PREDECESSOR ENTITY)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2007

(In millions)

	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$—	$15.2	$353.1	$341.7	$—	$710.0
Receivables, less allowance for doubtful accounts	—	55.3	300.1	121.0	—	476.4
Deferred income taxes	—	114.1	70.2	15.7	—	200.0
Income tax receivable	—	—	2.9	2.1	—	5.0
Prepayments and other	—	11.8	96.5	107.9	—	216.2
Inventories	—	1.6	46.5	22.2	—	70.3
Intercompany receivables	—	288.6	151.2	69.8	(509.6)	—

Total current assets	—	486.6	1,020.5	680.4	(509.6)	1,677.9
Land, buildings, riverboats and equipment, net of accumulated depreciation	—	352.6	9,919.4	5,304.8	(5.3)	15,571.5
Assets held for sale	—	—	4.5	—	—	4.5
Goodwill	—	—	2,575.8	977.8	—	3,553.6
Intangible assets	—	—	1,608.4	431.1	—	2,039.5
Investments in and advances to nonconsolidated affiliates	6,628.1	16,446.1	10.8	7.8	(23,074.2)	18.6
Deferred costs and other	—	169.4	261.9	60.8	—	492.1
Intercompany notes receivable	—	2,296.0	1,902.7	1,915.4	(6,114.1)	—

	$6,628.1	$19,750.7	$17,304.0	$9,378.1	$(29,703.2)	$23,357.7

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$149.1	$186.7	$106.2	$—	$442.0
Accrued expenses	1.2	408.6	567.5	373.9	—	1,351.2
Current portion of long-term debt	—	—	2.5	8.3	—	10.8
Intercompany payables	—	10.7	437.8	61.1	(509.6)	—

Total current liabilities	1.2	568.4	1,194.5	549.5	(509.6)	1,804.0
Liabilities held for sale	—	—	0.6	—	—	0.6
Long-term debt	—	12,279.4	118.0	32.2	—	12,429.6
Deferred credits and other	—	308.4	108.0	48.4	—	464.8
Deferred income taxes	—	(110.7)	1,449.0	641.3	—	1,979.6
Intercompany notes payable	—	98.1	2,564.7	3,451.3	(6,114.1)	—

	1.2	13,143.6	5,434.8	4,722.7	(6,623.7)	16,678.6
Minority interests	—	—	—	52.2	—	52.2
Stockholders’ equity	6,626.9	6,607.1	11,869.2	4,603.2	(23,079.5)	6,626.9

	$6,628.1	$19,750.7	$17,304.0	$9,378.1	$(29,703.2)	$23,357.7

HARRAH’S ENTERTAINMENT, INC.

(SUCCESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD

JANUARY 28, 2008 THROUGH DECEMBER 31, 2008

(In millions)

	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$87.7	$4,963.3	$2,425.9	$—	$7,476.9
Food and beverage	—	20.2	868.8	641.2	—	1,530.2
Rooms	—	18.4	648.6	507.5	—	1,174.5
Management fees	—	8.0	62.1	(0.1)	(10.9)	59.1
Other	—	41.1	415.7	288.5	(120.5)	624.8
Less: casino promotional allowances	—	(24.9)	(973.6)	(500.1)	—	(1,498.6)

Net revenues	—	150.5	5,984.9	3,362.9	(131.4)	9,366.9

Operating expenses
Direct
Casino	—	54.1	2,696.7	1,352.0	—	4,102.8
Food and beverage	—	10.7	334.4	294.4	—	639.5
Rooms	—	1.9	122.3	112.5	—	236.7
Property general, administrative and other	—	57.0	1,410.3	775.1	(99.4)	2,143.0
Depreciation and amortization	—	7.2	432.4	187.3	—	626.9
Write-downs, reserves and recoveries	9.0	42.4	3,399.0	2,055.3	0.1	5,505.8
Project opening costs	—	—	22.5	6.4	—	28.9
Corporate expense	31.0	80.6	23.1	29.2	(32.1)	131.8
Acquisition and integration costs	—	24.0	—	—	—	24.0
Losses/(income) on interests in nonconsolidated affiliates	5,072.1	3,006.3	(107.5)	1.2	(7,970.0)	2.1
Amortization of intangible assets	—	0.6	105.2	57.1	—	162.9

Total operating expenses	5,112.1	3,284.8	8,438.4	4,870.5	(8,101.4)	13,604.4

(Loss)/income from operations	(5,112.1)	(3,134.3)	(2,453.5)	(1,507.6)	7,970.0	(4,237.5)
Interest expense, net of interest capitalized	—	(1,673.7)	(187.5)	(520.7)	307.0	(2,074.9)
Gain on early extinguishment of debt	—	742.1	—	—	—	742.1
Other income, including interest income	4.9	117.5	119.0	100.8	(307.0)	35.2

(Loss)/income from continuing operations before income taxes and minority interests	(5,107.2)	(3,948.4)	(2,522.0)	(1,927.5)	7,970.0	(5,535.1)
Benefit/(provision) for income taxes	10.9	315.0	40.1	(5.6)	—	360.4
Minority interests	—	—	—	(12.0)	—	(12.0)

(Loss)/income from continuing operations	(5,096.3)	(3,633.4)	(2,481.9)	(1,945.1)	7,970.0	(5,186.7)

Discontinued operations
Income from discontinued operations	—	—	141.5	—	—	141.5
Provision for income taxes	—	—	(51.1)	—	—	(51.1)

Income from discontinued operations, net	—	—	90.4	—	—	90.4

Net (loss)/income	$(5,096.3)	$(3,633.4)	$(2,391.5)	$(1,945.1)	$7,970.0	$(5,096.3)

HARRAH’S ENTERTAINMENT, INC.

(PREDECESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD

JANUARY 1, 2008 THROUGH JANUARY 27, 2008

(In millions)

	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$5.7	$400.5	$208.4	$—	$614.6
Food and beverage	—	1.5	65.7	51.2	—	118.4
Rooms	—	1.3	52.7	42.4	—	96.4
Management fees	—	0.7	6.0	0.1	(1.8)	5.0
Other	—	0.7	26.3	22.0	(6.3)	42.7
Less: casino promotional allowances	—	(1.5)	(76.9)	(38.6)	—	(117.0)

Net revenues	—	8.4	474.3	285.5	(8.1)	760.1

Operating expenses
Direct
Casino	—	4.1	217.8	118.7	—	340.6
Food and beverage	—	1.0	26.0	23.5	—	50.5
Rooms	—	0.2	10.0	9.4	—	19.6
Property general, administrative and other	—	5.6	112.7	68.0	(8.1)	178.2
Depreciation and amortization	—	1.1	41.9	20.5	—	63.5
Write-downs, reserves and recoveries	—	0.6	(0.4)	4.5	—	4.7
Project opening costs	—	—	(0.2)	0.9	—	0.7
Corporate expense	—	7.9	0.6	—	—	8.5
Acquisition and integration costs	—	125.6	—	—	—	125.6
Losses/(income) on interests in nonconsolidated affiliates	102.3	(1.3)	1.6	(0.2)	(102.9)	(0.5)
Amortization of intangible assets	—	—	5.2	0.3	—	5.5

Total operating expenses	102.3	144.8	415.2	245.6	(111.0)	796.9

(Loss)/income from operations	(102.3)	(136.4)	59.1	39.9	102.9	(36.8)
Interest expense, net of interest capitalized	—	(89.3)	(7.1)	(27.3)	34.0	(89.7)
Other income, including interest income	—	12.6	9.8	12.7	(34.0)	1.1

(Loss)/income from continuing operations before income taxes and minority interests	(102.3)	(213.1)	61.8	25.3	102.9	(125.4)
Benefit/(provision) for income taxes	1.4	56.3	(18.9)	(12.8)	—	26.0
Minority interests	—	—	—	(1.6)	—	(1.6)

(Loss)/income from continuing operations	(100.9)	(156.8)	42.9	10.9	102.9	(101.0)

Discontinued operations
Income from discontinued operations	—	—	0.1	—	—	0.1
Provision for income taxes	—	—	—	—	—	—

Income from discontinued operations, net	—	—	0.1	—	—	0.1

Net (loss)/income	$(100.9)	$(156.8)	$43.0	$10.9	$102.9	$(100.9)

HARRAH’S ENTERTAINMENT, INC.

(PREDECESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2007

(In millions)

	HET (Parent)	Subsidiary Issuer	Other Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$109.1	$5,953.1	$2,768.8	$—	$8,831.0
Food and beverage	—	24.0	963.0	711.8	—	1,698.8
Rooms	—	22.2	752.2	579.2	—	1,353.6
Management fees	—	8.1	87.2	—	(13.8)	81.5
Other	—	5.1	398.1	364.1	(71.4)	695.9
Less: casino promotional allowances	—	(26.8)	(1,217.0)	(591.8)	—	(1,835.6)

Net revenues	—	141.7	6,936.6	3,832.1	(85.2)	10,825.2

Operating expenses
Direct
Casino	—	59.2	3,015.5	1,520.5	—	4,595.2
Food and beverage	—	12.8	374.1	329.6	—	716.5
Rooms	—	3.3	138.1	124.9	—	266.3
Property general, administrative and other	—	104.8	1,569.6	832.3	(85.0)	2,421.7
Depreciation and amortization	—	14.3	545.0	258.1	(0.2)	817.2
Write-downs, reserves and recoveries	—	25.5	16.1	68.1	—	109.7
Project opening costs	—	—	3.1	22.4	—	25.5
Corporate expense	0.2	122.0	15.8	0.1	—	138.1
Acquisition and integration costs	—	13.4	—	—	—	13.4
Income on interests in nonconsolidated affiliates	(621.1)	(1,306.9)	40.9	(113.1)	1,996.3	(3.9)
Amortization of intangible assets	—	—	69.8	3.7	—	73.5

Total operating expenses	(620.9)	(951.6)	5,788.0	3,046.6	1,911.1	9,173.2

Income from operations	620.9	1,093.3	1,148.6	785.5	(1,996.3)	1,652.0
Interest expense, net of interest capitalized	—	(818.3)	(245.1)	(328.3)	590.9	(800.8)
Losses on early extinguishments of debt	—	—	—	(2.0)	—	(2.0)
Other income, including interest income	(0.1)	136.0	284.2	214.1	(590.9)	43.3

Income from continuing operations before income taxes and minority interests	620.8	411.0	1,187.7	669.3	(1,996.3)	892.5
Provision for income taxes	(1.4)	308.3	(471.0)	(186.0)	—	(350.1)
Minority interests	—	—	—	(15.2)	—	(15.2)

Income from continuing operations	619.4	719.3	716.7	468.1	(1,996.3)	527.2

Discontinued operations
Income from discontinued operations	—	—	145.4	—	—	145.4
Provision for income taxes	—	—	(53.2)	—	—	(53.2)

Income/(loss) from discontinued operations, net	—	—	92.2	—	—	92.2

Net income	$619.4	$719.3	$808.9	$468.1	$(1,996.3)	$619.4

HARRAH’S ENTERTAINMENT, INC.

(PREDECESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2006

(In millions)

	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$112.6	$5,650.9	$2,105.1	$—	$7,868.6
Food and beverage	—	24.1	922.0	631.6	—	1,577.7
Rooms	—	20.5	684.7	535.5	—	1,240.7
Management fees	—	7.8	154.3	1.1	(74.1)	89.1
Other	—	5.4	293.5	313.2	(1.1)	611.0
Less: casino promotional allowances	—	(27.3)	(1,164.0)	(521.9)	—	(1,713.2)

Net revenues	—	143.1	6,541.4	3,064.6	(75.2)	9,673.9

Operating expenses
Direct
Casino	—	61.4	2,823.8	1,017.4	—	3,902.6
Food and beverage	—	12.0	372.2	313.4	—	697.6
Rooms	—	3.4	135.6	117.6	—	256.6
Property general, administrative and other	—	181.4	1,448.5	652.1	(75.2)	2,206.8
Depreciation and amortization	—	14.4	457.5	196.0	—	667.9
Write-downs, reserves and recoveries	—	63.2	10.3	9.8	—	83.3
Project opening costs	—	—	12.1	8.8	—	20.9
Corporate expense	0.2	161.4	18.9	(3.0)	—	177.5
Acquisition and integration costs	—	37.0	—	—	—	37.0
Income on interests in nonconsolidated affiliates	(536.9)	(1,233.0)	68.9	(3.4)	1,700.8	(3.6)
Amortization of intangible assets	—	1.0	68.2	1.5	—	70.7

Total operating expenses	(536.7)	(697.8)	5,416.0	2,310.2	1,625.6	8,117.3

Income from operations	536.7	840.9	1,125.4	754.4	(1,700.8)	1,556.6
Interest expense, net of interest capitalized	—	(704.6)	(139.9)	(218.0)	392.0	(670.5)
Losses on early extinguishments of debt	—	(62.0)	—	—	—	(62.0)
Other income, including interest income	—	32.6	210.8	159.3	(392.0)	10.7

Income from continuing operations before income taxes and minority interests	536.7	106.9	1,196.3	695.7	(1,700.8)	834.8
Provision for income taxes	(0.9)	394.7	(455.2)	(234.2)	—	(295.6)
Minority interests	—	—	0.2	(15.5)	—	(15.3)

Income from continuing operations	535.8	501.6	741.3	446.0	(1,700.8)	523.9

Discontinued operations
Income from discontinued operations	—	14.0	2.4	—	—	16.4
Provision for income taxes	—	—	(4.5)	—	—	(4.5)

Income/(loss) from discontinued operations, net	—	14.0	(2.1)	—	—	11.9

Net income	$535.8	$515.6	$739.2	$446.0	$(1,700.8)	$535.8

HARRAH’S ENTERTAINMENT, INC.

(SUCCESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD

JANUARY 28, 2008 THROUGH DECEMBER 31, 2008

(In millions)

	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Cash flows provided by/(used in) operating activities	$106.6	$(911.5)	$1,757.7	$(430.7)	$—	$522.1

Cash flows from investing activities
Land, buildings, riverboats and equipment additions	—	(27.8)	(943.8)	(197.7)	—	(1,169.3)
(Decrease)/increase in construction payables	—	—	(1.7)	(10.4)	—	(12.1)
Insurance proceeds for hurricane losses from asset recovery	—	—	181.4	—	—	181.4
Payment for Merger	(17,490.2)	—	—	—	—	(17,490.2)
Investments in and advances to nonconsolidated affiliates	—	—	—	(5.9)	—	(5.9)
Proceeds from other asset sales	—	0.1	4.7	0.3	—	5.1
Other	—	—	(17.4)	(5.8)	—	(23.2)

Cash flows used in investing activities	(17,490.2)	(27.7)	(776.8)	(219.5)	—	(18,514.2)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issue costs	—	14,983.5	—	6,329.9	—	21,313.4
Repayments under lending agreements	—	(6,750.2)	—	(10.3)	—	(6,760.5)
Early extinguishments of debt	—	(1,941.5)	—	—	—	(1,941.5)
Premiums paid on early extinguishments of debt	—	(225.9)	—	—	—	(225.9)
Scheduled debt retirement	—	—	—	(6.5)	—	(6.5)
Equity contribution from buyout	6,007.0	—	—	—	—	6,007.0
Payment to bondholders for debt exchange	—	(289.0)	—	—	—	(289.0)
Minority interests’ distributions, net of contributions	—	—	—	(14.6)	—	(14.6)
Excess tax benefit from stock equity plans	(50.5)	—	—	—	—	(50.5)
Other	—	(3.4)	(1.3)	(0.2)	—	(4.9)
Transfers from/(to) affiliates	11,424.9	(4,837.7)	(929.0)	(5,658.2)	—	—

Cash flows provided by/(used in) financing activities	17,381.4	935.8	(930.3)	640.1	—	18,027.0

Cash flows from discontinued operations
Cash flows from operating activities	—	—	4.7	—	—	4.7
Cash flows from investing activities	—	—	—	—	—	—

Cash flows provided by discontinued operations	—	—	4.7	—	—	4.7

Net (decrease)/increase in cash and cash equivalents	(2.2)	(3.4)	55.3	(10.1)	—	39.6
Cash and cash equivalents, beginning of period	2.3	10.5	263.0	335.1	—	610.9

Cash and cash equivalents, end of period	$0.1	$7.1	$318.3	$325.0	$—	$650.5

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

HARRAH’S ENTERTAINMENT, INC.

(PREDECESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2007

(In millions)

	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Cash flows provided by/(used in) operating activities	$65.4	$(450.9)	$639.4	$1,254.9	$—	$1,508.8

Cash flows from investing activities
Land, buildings, riverboats and equipment additions	—	(59.1)	(777.3)	(543.1)	—	(1,379.5)
Insurance proceeds for hurricane losses from asset recovery	—	—	29.1	—	—	29.1
Payments for businesses acquired, net of cash acquired	—	—	—	(584.3)	—	(584.3)
Purchase of minority interest in subsidiary		—	—	(8.5)	—	(8.5)
Investments in and advances to nonconsolidated affiliates	—	—	(1.8)	—	—	(1.8)
Proceeds from other asset sales	—	88.2	7.7	3.7	—	99.6
(Decrease)/increase in construction payables	—	(2.4)	—	5.2	—	2.8
Other	—	—	(21.3)	(59.7)	—	(81.0)

Cash flows provided by/(used in) investing activities	—	26.7	(763.6)	(1,186.7)	—	(1,923.6)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issue costs	—	39,072.3	—	52.1	—	39,124.4
Repayments under lending agreements	—	(37,617.6)	—	(1.9)	—	(37,619.5)
Early extinguishments of debt	—	—	—	(120.1)	—	(120.1)
Scheduled debt retirements	—	(996.7)	—	(5.0)	—	(1,001.7)
Dividends paid	(299.2)	—	—	—	—	(299.2)
Proceeds from exercises of stock options	126.2	—	—	—	—	126.2
Excess tax benefit from stock equity plans	51.7	—	—	—	—	51.7
Minority interests’ contributions/(distributions), net	—	—	—	(20.0)	—	(20.0)
Other	—	(2.7)	(2.4)	(0.2)	—	(5.3)
Transfers from/(to) affiliates	55.9	(28.5)	(80.4)	53.0	—	—

Cash flows (used in)/provided by financing activities	(65.4)	426.8	(82.8)	(42.1)	—	236.5

Cash flows from discontinued operations
Cash flows from operating activities	—	—	88.9	—	—	88.9
Cash flows from investing activities	—	—	(0.2)	—	—	(0.2)

Cash flows provided by discontinued operations	—	—	88.7	—	—	88.7

Net increase/(decrease) in cash and cash equivalents	—	2.6	(118.3)	26.1	—	(89.6)
Cash and cash equivalents, beginning of period	—	12.6	471.4	315.6	—	799.6

Cash and cash equivalents, end of period	$—	$15.2	$353.1	$341.7	$—	$710.0

HARRAH’S ENTERTAINMENT, INC.

(PREDECESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2006

(In millions)

	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Cash flows provided by/(used in) operating activities	$61.2	$(705.6)	$887.4	$1,296.6	$—	$1,539.6

Cash flows from investing activities
Land, buildings, riverboats and equipment additions	—	(1,050.5)	(938.5)	(522.3)	—	$(2,511.3)
Insurance proceeds for hurricane losses from asset recovery	—	—	299.6	—	—	299.6
Payments for businesses acquired, net of cash acquired	—	—	—	(562.5)	—	(562.5)
Purchase of minority interest in subsidiary	—	—	—	(2.3)	—	(2.3)
Investments in and advances to nonconsolidated affiliates	—	—	(0.9)	—	—	(0.9)
Proceeds from sales of discontinued operations	—	—	457.3	—	—	457.3
Proceeds from sale of long-term investments	—	49.4	—	—	—	49.4
Proceeds from other asset sales	—	43.3	3.3	0.5	—	47.1
(Decrease)/increase in construction payables	—	(7.3)	3.1	15.4	—	11.2
Other	—	(1.3)	(26.4)	(3.6)	—	(31.3)

Cash flows used in investing activities	—	(966.4)	(202.5)	(1,074.8)	—	(2,243.7)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issue costs	—	7,685.6	—	—	—	7,685.6
Repayments under lending agreements	—	(5,465.8)	—	—	—	(5,465.8)
Early extinguishments of debt	—	(1,195.0)	—	—	—	(1,195.0)
Premiums paid on early extinguishments of debt	—	(56.7)	—	—	—	(56.7)
Scheduled debt retirements	—	—	—	(5.0)	—	(5.0)
Losses on derivative contracts	—	(2.6)	—	—	—	(2.6)
Proceeds from exercises of stock options	66.3	—	—	—	—	66.3
Excess tax benefit from stock equity plans	21.3	—	—	—	—	21.3
Dividends paid	(282.7)	—	—	—	—	(282.7)
Minority interests’ distributions, net of contributions	—	—	—	(1.9)	—	(1.9)
Other	—	3.5	(2.2)	—	—	1.3
Transfers from/(to) affiliates	133.9	693.8	(674.5)	(153.2)	—	—

Cash flows (used in)/provided by financing activities	(61.2)	1,662.8	(676.7)	(160.1)	—	764.8

Cash flows from discontinued operations
Cash flows from operating activities	—	—	19.3	—	—	19.3
Cash flows from investing activities	—	—	(4.8)	—	—	(4.8)

Cash flows provided by discontinued operations	—	—	14.5	—	—	14.5

Net (decrease)/increase in cash and cash equivalents	—	(9.2)	22.7	61.7	—	75.2
Cash and cash equivalents, beginning of period	—	21.8	448.7	253.9	—	724.4

Cash and cash equivalents, end of period	$—	$12.6	$471.4	$315.6	$—	$799.6

Note 20—Quarterly Results of Operations (Unaudited)

	Predecessor	Successor
(In millions)	January 1 through January 27	January 28 through March 31	Second Quarter	Third Quarter	Fourth Quarter	January 28 through December 31(c)
2008(a)
Revenues	$760.1	$1,840.5	$2,602.1	$2,645.9	$2,278.4	$9,366.9
(Loss)/income from operations	(36.8)	437.8	323.1	349.6	(5,348.0)	(4,237.5)
Loss from continuing operations	(101.0)	(174.2)	(98.0)	(130.4)	(4,784.0)	(5,186.7)
Net loss	(100.9)	(86.9)	(97.6)	(129.7)	(4,782.1)	(5,096.3)

	Predecessor
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year (c)
2007(b)
Revenues	$2,655.6	$2,701.7	$2,840.3	$2,627.5	$10,825.2
Income from operations	451.2	477.9	577.2	145.8	1,652.0
Income/(loss) from continuing operations	167.2	195.5	220.6	(56.1)	527.2
Net income/(loss)	185.3	237.5	244.4	(47.8)	619.4

(a) 2008 includes the following:	Predecessor	Successor
	January 1 through January 27	January 28 through March 31	Second Quarter	Third Quarter	Fourth Quarter	January 28 through December 31(c)
Loss/(income)
Pretax charges for
Project opening costs	$0.7	$2.8	$7.2	$16.3	$2.6	$28.9
Insurance proceeds for hurricane losses	—	(185.4)	—	—	—	(185.4)
Impairment of goodwill and other intangible assets	—	—	—	—	5,489.6	5,489.6
Write-downs, reserves and recoveries	4.7	26.6	50.1	46.8	78.0	201.6
Acquisition and integration costs	125.6	17.0	5.1	1.0	1.0	24.0
After-tax write-downs, reserves and recoveries for discontinued operations	—	—	—	(0.8)	—	(0.8)
Insurance proceeds for hurricane losses, net of tax	—	(87.4)	0.1	—	(2.4)	(89.7)

(b) 2007 includes the following:	Predecessor
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year (c)
Loss/(income)
Pretax charges for
Project opening costs	$8.9	$8.3	$4.8	$3.4	$25.5
Insurance proceeds for hurricane losses	(18.7)	(37.0)	(61.1)	(13.4)	(130.3)
Impairment of intangible assets	—	—	—	169.6	169.6
Write-downs, reserves and recoveries	11.3	16.2	6.6	36.4	70.4
Acquisition and integration costs	4.0	3.5	0.7	5.1	13.4
After-tax write-downs, reserves and recoveries for discontinued operations	0.2	(0.1)	(1.1)	(1.4)	(2.4)
Insurance proceeds for hurricane losses, net of tax	(18.2)	(42.0)	(22.5)	(7.0)	(89.6)

(c)	The sum of the quarterly amounts may not equal the annual amount reported, as quarterly amounts are computed independently for each quarter and for the full year.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008, including controls and procedures to timely alert management to material information relating to the Company and its subsidiaries required to be included in our periodic SEC filings. Based on such evaluation, they have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

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

We have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008. The evaluation was performed using the internal control evaluation framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management concluded that, as of such date, our internal control over financial reporting was effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Harrah’s Entertainment, Inc.

Las Vegas, Nevada

We have audited the internal control over financial reporting of Harrah’s Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008 (Successor Company) and the related consolidated statements of operations, stockholders’ (deficit)/equity and comprehensive (loss)/income, and cash flows and the consolidated financial statement schedule for the period January 28, 2008 through December 31, 2008 (Successor Company), the period January 1, 2008 through January 27, 2008 (Predecessor Company) of the Company and our report dated March 16, 2009 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule and includes an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
March 16, 2009

ITEM 9B.	Other Information.

On March 13, 2009, the Company and Mr. Loveman amended his employment agreement to state that base salary shall be the greater of $2,000,000 and current base salary for purposes of (a) benefits paid upon (1) disability, (2) termination without cause, and (3) termination for good reason and (b) the life insurance benefit under the agreement. This modification was made in connection with the reduction of Mr. Loveman’s annual base salary to $1,900,000 as part of a broader management reduction of salaries.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

Directors

Until January 28, 2008, the Directors of the Company were Gary W. Loveman, Barbara T. Alexander, Charles L. Atwood, Frank Biondi, Jr., Stephen F. Bollenbach, Ralph Horn, R. Brad Martin, Gary G. Michael, Robert G. Miller, Boake A. Sells, and Christopher J. Williams. On January 28, 2008, the resignations of these directors became effective and Jeffrey Benjamin, David Bonderman, Anthony Civale, Jonathan Coslet, Kelvin Davis, Karl Peterson, Eric Press, and Marc Rowan were appointed to serve on the Board of Directors. Gary W. Loveman, one of our executive officers, was also appointed to the Board of Directors. Charles L. Atwood, one of our executive officers until his retirement on December 19, 2008, was appointed to the Board of Directors on April 7, 2008. Because of our status as a privately-held company, we do not currently have a policy or procedures with respect to stockholder recommendations for nominees to the Board of Directors.

Name and Age	Principal Occupations or Employment
Jeffrey Benjamin (47)	Director of the Company since January 2008; Senior advisor to Cyrus Capital Partners since June 2008; Senior advisor to Apollo Global Management, LLC from 2002 to 2008; Serves on the boards of directors of Exco Resources, Inc. and Virgin Media Inc.

David Bonderman (66)	Director of the Company since January 2008; Founding partner of TPG Capital, LP; Serves as a director of CoStar Group, Inc., Gemalto N.V., and Ryanair Holdings PLC, of which he is Chairman, the Wilderness Society, the Grand Canyon Trust, the University of Washington Foundation, and the American Himalayan Foundation.

Anthony Civale (34)	Director of the Company since January 2008; Partner at Apollo Global Management, LLC since 1999; Serves on the boards of directors of Goodman Global, Inc., Berry Plastics Holding Corporation and Prestige Cruise Holdings, Inc.

Jonathan Coslet (44)	Director of the Company since January 2008; Senior Partner at TPG Capital, LP; Serves on the Harvard Business School Advisory Board for the West Coast and the Finance Committee of the Lucille Packard Children’s Hospital at Stanford; Serves on boards of directors of Petco Animal Supplies, Inc., the Neiman Marcus Group, Inc., J. Crew Group, Inc. and Bionet, Inc.

Kelvin Davis (45)	Director of the Company since January 2008; Senior Partner at TPG Capital, LP and Head of the firm’s North American Buyouts Group; Chairman of the Board of Kraton Polymers LLP; Director of Metro-Goldwyn-Mayer Studios Inc., Altivity Packaging, LLC, Aleris International, and Univision Communications, Inc.; Member of the Company’s Executive and Human Resources Committees.

Jeanne P. Jackson (57)	Director of the Company since April 2008; Founder and chief executive officer of MSP Capital, a private investment company. Serves on the boards of directors of Nike, Inc., McDonald’s Corporation, and Nordstrom, Inc.; Member of the Company’s Audit Committee.

Karl Peterson (38)	Director of the Company since January 2008; Partner at TPG Capital, LP since 2004; President and Chief Executive Officer of Hotwire, Inc. from 2000 to 2003; Serves on the board of directors of Sabre Holdings; Member of the Company’s Audit and Finance Committees.

Eric Press (43)	Director of the Company since January 2008; Partner at Apollo Global Management, LLC since 1998; Serves on the boards of directors of Prestige Cruise Holdings, Inc., Noranda Aluminum, Affinion Group, Metals USA Holdings, Quality Distribution, Inc. and Verso Paper Corp.; Member of the Company’s Audit Committee.

Marc Rowan (46)	Director of the Company since January 2008; Founding partner of Apollo Global Management, LLC; Serves on the boards of directors of the general partner of AAA Guernsey Limited and Norwegian Cruise Lines; Member of the Company’s Executive, Finance and Human Resources Committees.

Lynn C. Swann (56)	Director of the Company since April 2008; President of Swann, Inc., a consulting firm specializing in marketing and communications; Managing director of Diamond Edge Capital Partners, LLC, a New York-based finance company; Serves on the boards of directors of Hershey Entertainment and Resorts Company, H. J. Heinz Company and Transdel Pharmaceuticals; Member of Company’s 162(m) Plan Committee.

Name and Age	Principal Occupations or Employment

Christopher J. Williams (51)	Director of the Company since April 2008; Mr. Williams has been Chairman of the Board and Chief Executive Officer of Williams Capital Group, L.P., an investment bank, since 1994, and Chairman of the Board and Chief Executive Officer of Williams Capital Management, LLC, an investment management firm, since 2002. He was a director of the Company from November 2003 to January 2008, and was a member of the Audit Committee. He also serves of the boards of directors for The Partnership for New York City, the National Association of Securities Professionals, and Wal-Mart Stores, Inc. ; Chairman of Company’s Audit Committee and Member of 162(m) Plan Committee.

Executive Officers

Name and Age	Positions and Offices Held and Principal Occupations or Employment During Past 5 Years

Gary W. Loveman (48)	Director since 2000; Chairman of the Board since January 1, 2005; Chief Executive Officer since January 2003; President since April 2001; Director of Coach, Inc., a designer and marketer of high-quality handbags and women’s and men’s accessories, and FedEx Corporation, a world-wide provider of transportation, e-commerce and business services, each of which are traded on the New York Stock Exchange.

Jonathan S. Halkyard (44)	Chief Financial Officer since August 2006; Senior Vice President since July 2005; Treasurer since November 2003; Vice President from November 2002 to July 2005.

Thomas M. Jenkin (54)	Western Division President since January 2004; Senior Vice President—Southern Nevada from November 2002 to December 2003.

Janis L. Jones (59)	Senior Vice President, Communications/Government Relations since November 1999.

David W. Norton (40)	Senior Vice President and Chief Marketing Officer since January 2008; Senior Vice President—Relationship Marketing from January 2003 to January 2008.

John Payne (40)	Central Division President since January 2007; Atlantic City Regional President from January 2006 to December 2006; Gulf Coast Regional President from June 2005 to January 2006; Senior Vice President and General Manager—Harrah’s New Orleans from November 2002 to June 2005.

Timothy S. Stanley (43)*	Senior Vice President, Innovation and Gaming from January 2007 to January 2009; Chief Information Officer from January 2003 to January 2009; Senior Vice President, Information Technology from February 2004 to January 2007; Vice President, Information Technology from February 2001 to February 2004.

Mary H. Thomas (42)	Senior Vice President, Human Resources since February 2006; Senior Vice President, Human Resources—North America, Allied Domecq Spirits & Wines from October 2000 to December 2005.

J. Carlos Tolosa (59)	Eastern Division President since January 2003; Western Division President from August 1997 to January 2003.

*	Not currently employed by the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and to furnish us with copies of all forms filed. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the past fiscal year all Section 16(a) filing requirements applicable to our officers and directors were met.

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

Audit Committee and Audit Committee Financial Expert

Prior to January 28, 2008, the Audit Committee was composed of Barbara T. Alexander, Stephen F. Bollenbach, Gary G. Michael and Christopher J. Williams. Each of these individuals had been determined by our Board to be independent and were designated as “audit committee financial experts.” After the closing of the Merger, the Audit Committee was reconstituted with two members: Karl Peterson and Eric Press. Jeanne P. Jackson and Christopher J. Williams were appointed to the Audit Committee in April 2008. In light of our status as a privately-held company and the absence of a public trading market for our common stock, our Board has not designated any member of the Audit Committee as an “audit committee financial expert.” Though not formally considered by our Board given that our securities are no longer registered or traded on any national securities exchange, based upon the listing standards of the New York Stock Exchange, the national securities exchange upon which our common stock was listed prior to the Merger, we do not believe that either of Messrs. Peterson or Press would be considered independent because of their relationships with certain affiliates of the Sponsors and other entities which hold 100% of our outstanding voting common stock, and other relationships with us.

ITEM 11.	Executive Compensation.

Executive Compensation

Compensation Discussion and Analysis

Corporate Governance

Our Human Resources Committee. The Human Resources Committee (the “Committee” or “HRC”) serves as the Company’s compensation committee with the specific purpose of designing, approving, and evaluating the administration of the Company’s compensation plans, policies, and programs. The Committee ensures that compensation programs are designed to encourage high performance, promote accountability and align employee interests with the interests of the Company’s stockholders. The Committee is also charged with reviewing and approving the compensation of the Chief Executive Officer and our other senior executives, including all of the named executive officers. The Committee operates under the Harrah’s Entertainment, Inc. Human Resources Committee Charter. The HRC Charter was last updated on April 15, 2008, and it is reviewed no less than once per year with any recommended changes presented to the Board of Directors of the Company (the “Board”) for approval.

As of December 31, 2008, the Committee was comprised of two members: Kelvin Davis and Marc Rowan. The qualifications of the Committee members stem from roles as corporate leaders, private investors, and board members of several large corporations. Their knowledge, intelligence, and experience in company operations, financial analytics, business operations, and understanding of human capital management enables the members to carry out the objectives of the Committee.

Until January 28, 2008 (the closing date of the Merger), the Committee was comprised of five members: Frank J. Biondi, Jr. (Chair), Ralph Horn, R. Brad Martin, Robert G. Miller, and Boake A. Sells.

In fulfilling its responsibilities, the Committee shall be entitled to delegate any or all of its responsibilities to a subcommittee of the Committee or to specified executives of the Company, except that it shall not delegate its responsibilities for any matters where it has determined such compensation is intended to comply with the exemptions under Section 16(b) of the Securities Exchange Act of 1934.

In February 2009, the Board of Directors formed the 162(m) Plan Committee comprised of two members: Lynn C. Swann and Christopher J. Williams. The purpose of the 162(m) Plan Committee is to administer the Harrah’s Entertainment, Inc. 2009 Senior Executive Incentive Plan.

HRC Consultant Relationships. The Committee has the authority to engage services of independent legal counsel, consultants and subject matter experts in order to analyze, review, recommend and approve actions with regard to Board compensation, executive officer compensation, or general compensation and plan provisions. The Company provides for appropriate funding for any such services commissioned by the Committee. These consultants are used by the HRC for purposes of executive compensation review, analysis, and recommendations. The HRC has in the past, and expects to in the future, to engage external consultants for the purposes of determining Chief Executive Officer and other senior executive compensation.

2008 HRC Activity

During four meetings in 2008, as delineated in the Human Resources Committee Charter and as outlined below, the Committee performed various tasks in accordance with their assigned duties and responsibilities, including:

•

Chief Executive Officer Compensation: reviewed and approved corporate goals and objectives relating to the compensation of the Chief Executive Officer, evaluated the performance of the Chief Executive Officer in light of these approved corporate goals and objectives and established the equity compensation and annual bonus of the Chief Executive Officer based on such evaluation.

•	Other Senior Executive Compensation: set base compensation, annual bonus and equity compensation for all senior executives, which included an analysis relative to our competition peer group.

•

Executive Compensation Plans: reviewed status of various executive compensation plans, programs and incentives, including the Annual Management Bonus Plan, the Company’s various deferred compensation plans and the Company’s various equity plans, and approved the 2009 Senior Executive Incentive Plan.

•	Committee Charter: reviewed and recommended a revised Human Resources Committee Charter.

•	Independent Director Compensation: reviewed and recommended compensation for the Company’s independent directors.

Roles in establishing compensation

Role of Human Resources Committee. The HRC has sole authority in setting the material compensation of the Company’s senior executives, including base pay, incentive pay (bonus) and equity awards. The HRC receives information and input from senior executives of the Company and outside consultants (as described below) to help establish these material compensation determinations, but the HRC is the final arbiter on these decisions.

Role of company executives in establishing compensation. When determining the pay levels for the Chief Executive Officer and our other senior executives, the Committee solicits advice and counsel from internal as well as external resources. Internal Company resources include the Chief Executive Officer, Senior Vice President of Human Resources and Vice President of Compensation and Human Resource Systems and Services. The Senior Vice President of Human Resources is responsible for developing and implementing the Company’s business plans and strategies for all companywide human resource functions, as well as day-to-day human resources operations. The Vice President of Compensation and Human Resource Systems and Services is responsible for the design, execution, and daily administration of the Company’s compensation and human resources shared-services operations. Both of these Human Resources executives attend the HRC meetings, at the request of the Committee, and act as a source of informational resources and serve in an advisory capacity. The Corporate Secretary is also in attendance at each of the HRC meetings and oversees the legal aspects of the Company’s executive compensation and benefit plans, updates the Committee regarding changes in laws and regulations affecting the Company’s compensation policies, and records the minutes of each HRC meeting. The Chief Executive Officer also attends HRC meetings.

In 2008, the HRC communicated directly with the Chief Executive Officer and top Human Resources executives in order to obtain external market data, industry data, internal pay information, individual and Company performance results, and updates on regulatory issues. The HRC also delegated specific tasks to the Human Resources executives in order to facilitate the decision making process and to assist in the finalization of meeting agendas, documentation, and compensation data for HRC review and approval.

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

Role of outside consultants in establishing compensation. The Company’s internal Human Resources executives regularly engage outside consultants related to the Company’s compensation policies. Standing consulting relationships are held with several global consulting firms specializing in executive compensation, human capital management, and board of director pay practices. During 2008, the services engaged for the Human Resources Committee as set forth below:

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

The consultants provided the information described above to the Company’s compensation and benefits departments to help formulate information that is then provided to the HRC. The consultants did not interact with each other in 2008, as they each work on discrete areas of compensation.

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

In 2008, as a result of the Merger and no public market for our common stock, the HRC changed our long-term compensation philosophy by awarding “megagrant” equity awards in lieu of our historical practice of annual equity grants.

Compensation Program Design

The executive compensation program is designed with our executive compensation objectives in mind and is comprised of fixed and variable pay plans, cash and non-cash plans, and short and long-term payment structures in order to recognize and reward executives for their contributions to the Company today and in the future.

The table below reflects our short-term and long-term executive compensation programs during 2008:

Short-term	Long-term
Fixed and Variable Pay	Variable Pay
Base Salary	Equity Awards
Annual Management Bonus Plan	Executive Supplemental Savings Plan II
2005 Senior Executive Incentive Plan

The Company continually assesses and evaluates the internal and external competitiveness for all components of the executive compensation program. Internally, we look at critical and key positions that are directly linked to the profitability and viability of the Company. We ensure that the appropriate hierarchy of jobs is in place with appropriate ratios of Chief Executive Officer compensation to other senior executive compensation. We believe the appropriate ratio of Chief Executive Officer compensation compared to other senior executives ranges from 2:1 on the low end to 6:1 on the high end. These ratios are merely a reference point for the HRC in setting the compensation of our Chief Executive Officer, and were set after reviewing the job responsibilities of our Chief Executive Officer versus other senior executives and market practice. Internal equity is based on qualitative job evaluation methods, span of control, required skills and abilities, and long-term career growth opportunities. Externally, benchmarks are used to provide guidance and to ensure that our ability to attract, retain and recruit talented senior executives is intact. Due to the highly competitive nature of the gaming industry as well as the competitiveness across industries for talented senior executives, it is important for our pay plans to provide us the ability to internally develop executive talent, as well as recruit highly qualified senior executives.

External competitiveness is reviewed with the help of outside consultants and measured by data gathered from published executive compensation surveys and proxy data from peer companies. We define our peer group as one which operates under similar business conditions as the Company’s, such as large gaming companies, hotel and lodging companies and large companies in the consumer services industries. We did not do a formal peer review in 2008 or in 2007, but the companies comprising our peer group for 2006 were:

•	American Real Estate Partners, L.P.

•	Aramark Corporation

•	Boyd Gaming Corporation

•	Carnival Corporation

•	CBS Corporation

•	The DIRECTV Group, Inc.

•	GTECH Holdings Corporation

•	Hilton Hotels Corporation

•	IAC/InteractiveCorp

•	International Game Technology

•	Las Vegas Sands Corp.

•	Marriott International, Inc.

•	MGM MIRAGE

•	Penn National Gaming, Inc.

•	Starbucks Corporation

•	Starwood Hotels & Resorts Worldwide, Inc.

•	Station Casinos, Inc.

•	Wynn Resorts, Limited.

•	YUM! Brands

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

The overall design of the executive compensation program and the elements thereof is a culmination of years of development and compensation plan design adjustments. Each year the plans are reviewed for effectiveness, competitiveness, and legislative compliance. The current plans have been put into place with the approval of the HRC and in support of the principles of the compensation philosophy and objectives of the Company’s pay practices and policies.

Although no formal peer review was performed by the Committee in 2008, the Company’s Human Resources department continually monitors the Company’s senior executive compensation and measures it against that of other gaming, leisure and entertainment companies.

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

For senior executives, the most significant compensation plans that are directly affected by the attainment of performance goals are the Annual Management Bonus Plan and 2005 Senior Executive Incentive Plan. The bonus plan performance criteria, target percentages, and plan awards under the 2005 Senior Executive Incentive Plan were set in February 2008 and the bonus plan performance criteria, target percentages, and plan awards under the Annual Management Bonus Plan were set in April 2008 for the bonus payments for fiscal 2008 (paid in 2009). The financial measurements used to determine the bonus under the Annual Management Bonus Plan are adjusted EBITDA and corporate expense. The non-financial measurement used to determine plan payments is customer satisfaction. The financial measure for the 2005 Senior Executive Incentive Plan is earnings before interest, taxes, depreciation and amortization (EBITDA), as more fully described below.

Based on performance goals set by the HRC each year, there are minimum requirements that must be met in order for a bonus plan payment to be provided. Just as bonus payments are increased as performance goals are exceeded, results falling short of goals reduce or eliminate bonus payments. In order for senior executives to receive a bonus, a minimum attainment of 80% of financial and customer satisfaction scores approved by the HRC must be met. The 2008 requirements were approved by the HRC in April 2008.

Elements of Compensation

Elements of Active Employment Compensation and Benefits

The total direct compensation mix for each Named Executive Officer (“NEO”) varies. For our Chief Executive Officer, the allocation for 2008 was 40% for base salary and 60% for annual bonus. For the other NEOs in 2008, the average allocation was 53% for base salary and 47% for annual bonus. Each compensation element is considered individually and as a component within the total compensation package. In reviewing each element of our senior executive’s compensation, the HRC reviews peer data, internal and external benchmarks, the performance of the Company over the past 12 months (as compared to the Company’s internal plan as well as compared to other gaming companies) and the executive’s individual performance. Prior compensation and wealth accumulation is considered when making decisions regarding current and future compensation; however, it has not been a decision point used to cap a particular compensation element.

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

•	Market: increases in base salary as a result of a competitive market analysis, or in coordination with a long term plan to pay a position at a more competitive level.

•	Promotional: increases in base salary as a result of increased responsibilities associated with a change in position.

•	Additional Responsibilities: increases in base salary as a result of additional duties, responsibilities, or organizational change. A promotion may be, but, is not necessarily involved.

•	Retention: increases in base salary as a result of a senior executive’s being recruited by or offered a position by another employer.

All of the above reasons for base salary adjustments for senior executives must be approved by the HRC and are not guaranteed as a matter of practice or in policy.

Our Chief Executive Officer and other NEO’s did not receive an increase in base salary in 2008 due to the general economic environment. In February 2009, the Company implemented a 5% reduction in base salary for management employees, including the NEO’s.

Senior Executive Incentive Plan

The 2005 Senior Executive Incentive Plan was approved by the Company’s stockholders in 2004 to provide participating executives with incentive compensation based upon the achievement of pre-established performance goals. The 2005 Senior Executive Incentive Plan is designed to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended, which limits the tax deductibility by the Company of compensation paid to executive officers named in the Summary Compensation Table to $1 million. The Committee approves which officers will participate each calendar year prior to, or at the time of, establishment of the performance objectives for a calendar year. In 2008, Messrs. Loveman, Atwood and Halkyard participated in the 2005 Senior Executive Incentive Plan. The 2005 Senior Executive Incentive Plan’s objective for 2008 was based on the Company’s EBITDA. Under the 2005 Senior Executive Incentive Plan, EBITDA is adjusted for the following income statement line items: write-downs, reserves and recoveries, project opening costs, and any gain or loss on early extinguishment of debt. Bonus amounts were set at 0.5% of EBITDA.

The Committee has discretion to decrease bonuses under the 2005 Senior Executive Incentive Plan and it has been the Committee’s practice to decrease the bonuses by reference to the achieved performance goals and bonus formulas used under the Annual Management Bonus Plan discussed below. No Senior Executive Incentive Plan bonuses were awarded to our NEOs in 2009 for 2008 performance under the 2005 Senior Executive Incentive Plan.

In December 2008, the Harrah’s Entertainment, Inc. 2009 Senior Executive Incentive Plan was approved by the HRC and our sole voting stockholder, to be effective January 1, 2009. The 2009 Senior Executive Incentive Plan replaces the 2005 Senior Executive Incentive Plan. The awards granted pursuant to the 2009 Plan are intended to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended. Eligibility to participate in the 2009 Senior Executive Incentive Plan is limited to senior executives of Harrah’s and its subsidiaries who are or at some future date may be, subject to Section 16 of the Securities Exchange Act of 1934, as amended. The 162(m) Plan Committee has selected the 2009 Senior Executive Incentive Plan participants for each performance period. The 2009 Senior Executive Incentive Plan’s performance goal will be based upon Harrah’s EBITDA. The 162(m) Plan Committee set criteria of .5% of EBITDA for 2009 in March 2009. Subject to the foregoing and to the maximum award limitations, no awards will be paid for any period unless Harrah’s achieves positive EBITDA.

The 162(m) Plan Committee has determined that Messrs. Loveman, Atwood and Halkyard and other executive officers will participate in the 2009 Senior Executive Incentive Plan for the year 2009. As noted above, the 162(m) Plan Committee has authority to reduce bonuses earned under the 2009 Senior Executive Incentive Plan and also has authority to approve bonuses outside of the 2009 Senior Executive Incentive Plan to reward executives for special personal achievement.

Annual Management Bonus Plan

The Annual Management Bonus Plan (the “Bonus Plan”) provides the opportunity for the Company’s senior executives and other participants to earn an annual bonus payment based on meeting corporate financial and non-financial goals. These goals are set at the beginning of each fiscal year by the HRC. Under the Bonus Plan, the goals can pertain to operating income, pretax earnings, return on sales, earnings per share, a combination of objectives, or another objective approved by the Committee. For Messrs. Jenkin, Payne and Tolosa, who participated in the Bonus Plan for 2008, the objectives also include Adjusted EBITDA and customer satisfaction for their respective divisions. The goals may change annually to support the Company’s short or long-term business objectives. For the 2008 plan year, the plan’s goal consisted of a combination of Adjusted EBITDA, corporate expense, and customer satisfaction improvement. Although officers that participated in the 2005 Senior Executive Incentive Plan during 2008 do not participate in the Bonus Plan, goals are set for all officers under this plan. The measurement used to gauge the attainment of these goals is called the “corporate score.”

For 2008, financial goals are comprised of these separate measures, representing up to 90 percent of the corporate score.

•

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA): This is a common measure of company performance in the gaming industry and as bases for valuation of gaming companies and, in the case of Adjusted EBITDA, as a measure of compliance with certain debt covenants. Adjusted EBITDA comprised 70% of the corporate score for 2008, and was set at $3,106 million for 2008.

•

Corporate Expense: In the current recessionary environment, it is important for the Company to match decreased revenues with expenses. Corporate expense comprised 20% of the corporate score for 2008, and was set at $449 million for 2008.

Non-financial goals consist of one key measurement: customer satisfaction. We believe we distinguish ourselves from competitors by providing excellent customer service. Supporting our property team members who have daily interaction with our external customers is critical to maintaining and improving guest service. Customer satisfaction is measured by surveys taken by a third party of our loyalty program (Total Rewards) customers. These surveys are taken weekly across a broad spectrum of customers. Customers are asked to rate our casinos performance using a simple A-B-C-D-F rating scale. The survey questions focus on friendly/helpful and wait time in key operating areas, such as beverage service, slot services, Total Rewards, cashier services and hotel operation services. Each of our casino properties works against an annual baseline defined by a composite of their performance in these key operating areas from the previous years. Customer satisfaction comprised 10% of the corporate score for 2008, and was set at 4% change from non-A to A scores for 2008.

In April 2008, the HRC determined the thresholds for the corporate score for 2008. Bonus plan payments would not be paid if Adjusted EBITDA is less than 80 percent of target, if corporate expense exceeds 20% or more of target or if there is less than a one percent shift in non-A to A customer satisfaction scores.

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

The Committee has the authority under the Annual Management Bonus Plan to adjust any goal or bonus points with respect to executive officers. These decisions are subjective and based generally on a review of the circumstances affecting results to determine if any events were unusual or unforeseen. For 2008, the HRC reviewed the corporate score and elected not to approve any adjustments.

The 2008 corporate score of 0.0 was approved by the HRC in February 2009. However, our Divisional Presidents may earn bonuses based on the performance of the properties in their divisions. Messrs. Jenkin and Tolosa received no bonus for 2008 but Mr. Payne was paid a bonus—see Summary Compensation Table.

Equity Awards

As approved by stockholders in 2006, the Harrah’s Entertainment, Inc. Amended and Restated 2004 Equity Incentive Award Plan (2004 EIAP) promoted the success and enhanced the value of the Company by linking the personal interests of the members of the Board, employees, and senior executives to those of Company stockholders and by providing such individuals with an incentive for outstanding performance to generate superior returns to Company stockholders. The 2004 EIAP was intended to provide flexibility to the Company in its ability to motivate, attract, and retain the services of key employees. The 2004 EIAP provided for the grant of stock options, both incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards, and performance-based awards to eligible individuals.

Prior to the Merger, the annual grant process for all eligible employees took place during the summer HRC meeting. The actual timing of the annual grant process was driven by the natural building of pay elements as the year progresses (base, bonus, and then equity). In the first and second quarters of the calendar year, the Company’s management team was heavily involved in performance reviews, corresponding merit increases, and bonus payments. During the second and third quarters, the Company focused on the equity grants. The second reason for the timing of grants was simply a product of the work load throughout the year, and with a summer equity grant date the administrative burden placed on the Company could be more easily absorbed. Lastly, the timing of the equity grants corresponded with the annual review of base salary by the HRC for our Chief Executive Officer and the other senior executives of the Company. Grant approvals can also be placed on the HRC agendas through the year, if necessary or appropriate. All equity grant dates coincide with the date the award is approved by the HRC, and as prescribed by the 2004 EIAP, the grant price is the average of the high and low price on the date prior to grant.

Historically, the HRC approved the award grants after considering the recommendations made by the Chief Executive Officer for senior executives, and determined the grant size for the Chief Executive Officer. Generally, historically, the size of an equity grant was based on a target percent of base pay, but was adjusted higher or lower from the target percent based on individual performance, job responsibilities, and expected future performance. The Committee determined awards that it believed would be suitable for providing an adequate incentive for both performance and retention purposes. The dollar value of the award was determined by applying conventional methods for valuing equity awards.

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

In February 2008, the Board of Directors approved grants as follows to our named executive officers:

Executive	Number of Shares of Time Based Options	Number of Shares of Performance Based Options
Gary Loveman	466,729	549,224
Charles Atwood (1)	40,212	24,128
Jonathan Halkyard	51,147	30,688
Thomas Jenkin	68,785	41,270
John Payne	49,384	29,630
Carlos Tolosa	29,630	17,778

(1)	The option shares awarded to Mr. Atwood were cancelled upon his retirement in December 2008.

These “megagrants” are in lieu of regular annual equity awards, however, the HRC has discretion to make additional equity awards.

Except as described below, the time based options noted above vest and become exercisable in equal increments of 20% on each of the first five anniversaries of the Merger. The time vested options have a strike price equivalent to fair market value on the date of grant (as determined reasonably and in good faith by the Board of Directors). Messrs Atwood and Tolosa have time based options which vest 50% at 18 months after the date of the Merger and 50% at the third anniversary of the Merger. Mr. Atwood’s options were cancelled upon his retirement in December 2008.

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

Employment Agreements and Severance Agreements

We have entered into employment agreements with each of our NEO’s, and severance agreements with each of our NEO’s, other than Mr. Loveman. The severance agreements related to a change in control of the Company and were put in place prior to the Merger, and will expire by their terms on February 1, 2010. The HRC and the board of directors put these agreements in place in order to attract and retain the highest quality executives. At least annually, the Company’s compensation department reviews our termination and change in control arrangements against peer companies as part of its review of the Company’s overall compensation package for executives to ensure that it is competitive. The compensation department’s analysis is performed by reviewing each of our executives under several factors, including the individual’s role in the organization, the importance of the individual to the organization, the ability to replace the executive if he/she were to leave the organization, and the level of competitiveness in the marketplace to replace an executive while minimizing the affect to the on-going business of the Company. The compensation department presents its assessment to the Committee for feedback. The Committee reviews the information, and determines if changes are necessary to the termination and severance packages of our executives.

Policy Concerning Tax Deductibility

The HRC’s policy with respect to qualifying compensation paid to its executive officers for tax deductibility purposes is that executive compensation plans will generally be designed and implemented to maximize tax deductibility. However, non-deductible compensation may be paid to executive officers when necessary for competitive reasons or to attract or retain a key executive, or where achieving maximum tax deductibility would be considered disadvantageous to the best interests of the Company. The Company’s 2005 Senior Executive Incentive Plan and the 2009 Senior Executive Incentive Plan are designed to comply with Section 162(m) of the Internal Revenue Code so that annual bonuses paid under these plans, if any, will be eligible for deduction by the Company. See “Senior Executive Incentive Plan” above.

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

Chief Executive Officer’s Compensation

The objectives of our Chief Executive Officer are approved annually by the Committee. These objectives are revisited each year. The objectives for 2008 were:

•	ensuring successful closure of “going private” transaction and smooth transition from a public to privately-held company;

•	developing and implementing the Company’s strategic direction;

•	meeting or improving financial targets by enhancing loyalty and marketing programs and increasing reductions in corporate expense;

•	fostering the Company’s commitment to financial integrity, legal and regulatory compliance, and ethical business conduct;

•	preserving and enhancing the Company’s leadership in promoting responsible gaming;

•	assuring customer satisfaction and loyalty through operational and service excellence and technological innovation;

•	enhancing employee effectiveness by creating a high performance employee culture and implementing comprehensive engagement program involving education and wellness; and

•	pursuing new development opportunities for the Company.

The Committee’s assessment of the Chief Executive Officer’s performance is based on a subjective review of performance against these objectives. Specific weights may be assigned to particular objectives at the discretion of the Committee, and those weightings, or more focused objectives are communicated to the Chief Executive Officer at the time the goals are set forth. However, no specific weights were set against the Chief Executive Officer’s objectives in 2008.

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

The Committee used the 2005 Senior Executive Incentive Plan to determine the Chief Executive Officer’s bonus for 2008. Under this plan, bonus is based on the Company achieving a specific financial objective. For 2008, the objective was based on the Company’s EBITDA, as more fully described above. The HRC has discretion to reduce bonuses (as permitted by Section 162(m) of the Internal Revenue Code), and it is the normal practice of the Committee to reduce the Chief Executive Officer’s bonus by reference to the achievement of performance goals and bonus formulas used under the Annual Management Bonus Plan. For 2008, the Committee made the determination not to award a bonus to the Chief Executive Officer.

Mr. Loveman’s salary, bonus and equity awards differ from those of our other named executive officers in order to (a) keep Mr. Loveman’s compensation in line with Chief Executive Officer’s of other gaming, hotel and lodging companies, as well as other consumer oriented companies, (b) compensate him for the role as the leader and public face of the Company and (c) compensate him for attracting and retaining the Company’s senior executive team.

Personal Benefits and Perquisites

During 2008, all of our NEOs received a financial counseling reimbursement benefit, and were eligible to participate in the Company’s deferred compensation plan, the Executive Supplemental Savings Plan II, and the Company’s health and welfare benefit plans, including the Harrah’s Savings and Retirement Plan. The NEOs also received matching amounts from the Company pursuant to the plan documents, which are the same percentages of salary for all employees eligible for these plans. Amounts received by each NEO pursuant to these benefits are included in the “Summary Compensation Table” set forth herein.

Additionally, we provided for Mr. Loveman’s personal use of company aircraft at certain times during 2008. Lodging expenses were incurred by Mr. Loveman for use of his Las Vegas-based residence. We also provided security for Mr. Loveman and his family. The decision to provide Mr. Loveman with the personal security benefit was prompted by the results of an analysis provided by an independent professional consulting firm specializing in executive safety and security. Based on these results, the HRC approved personal security services to Mr. Loveman and his family.

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

In addition to group long term disability benefits, the Chief Executive Officer and all other NEOs are covered under a Company-paid individual long-term disability insurance policy paying an additional $5,000 monthly benefit. Mr. Loveman is also eligible for additional supplemental long-term disability policies with a monthly benefit of $60,000, subject to insurability.

Elements of Post-Employment Compensation and Benefits

Employment Arrangements

Chief Executive Officer. Mr. Loveman entered into a new employment agreement on January 28, 2008 (as amended to date), which provides that Mr. Loveman will serve as Chief Executive Officer and President until January 28, 2013, and the agreement shall extend for additional one year terms thereafter unless terminated by the Company or Mr. Loveman at least 60 days prior to each anniversary thereafter. Additionally, pursuant to the agreement, Mr. Loveman received a grant of stock options pursuant to the Equity Plan (described above). Mr. Loveman’s annual salary is $2,000,000, subject to annual merit reviews by the Human Resources Committee. In February 2009, Mr. Loveman agreed to reduce his salary to $1,900,000 as part of a broader management reduction of salaries.

Pursuant to his employment agreement, Mr. Loveman is entitled to participate in the annual incentive bonus compensation programs with a minimum target bonus of 1.5 times his annual salary. In addition, the agreement entitles Mr. Loveman to an individual long-term disability policy with a $180,000 annual maximum benefit and an individual long term disability excess policy with an additional $540,000 annual maximum benefit, subject to insurability.

Mr. Loveman is also entitled to life insurance with a death benefit of at least three times the greater of his base annual salary and $2,000,000. In addition, Mr. Loveman is entitled to financial counseling reimbursed by the Company, up to $50,000 per year. The agreement also requires Mr. Loveman, for security purposes, to use the Company’s aircraft, or other private aircraft, for himself and his family for business and personal travel. The agreement also provides that Mr. Loveman will be provided with accommodations while performing his duties in Las Vegas, and the Company will also pay Mr. Loveman a gross-up payment for any taxes incurred for such accommodations. Our Board can terminate the employment agreement with or without cause, and Mr. Loveman can resign, at any time.

If the Company terminates the agreement without cause, or if Mr. Loveman resigns for good reason:

•	Mr. Loveman will be paid, in equal installments over a 24 month period, two times the greater of his annual salary and $2,000,000 plus his target bonus;

•	Mr. Loveman will continue to have the right to participate in Company benefit plans (other than bonus and long-term incentive plans) for a period of two years beginning on the date of termination; and

•	his pro-rated bonus (at target) for the year of termination.

“Cause” is defined under the agreement as:

(i)	the willful failure of Mr. Loveman to substantially perform his duties with the Company or to follow a lawful reasonable directive from the Board of Directors of the Company (other than any such failure resulting from incapacity due to physical or mental illness), after a written demand for substantial performance is delivered to Mr. Loveman by the Board which specifically identifies the manner in which the Board believes that Mr. Loveman has willfully not substantially performed his duties or has willfully failed to follow a lawful reasonable directive and Mr. Loveman is given a reasonable opportunity (not to exceed thirty (30) days) to cure any such failure, if curable.

(ii)	(a) any willful act of fraud, or embezzlement or theft by Mr. Loveman, in each case, in connection with his duties under the employment agreement or in the course of his employment or (b) Mr. Loveman’s admission in any court, or conviction of, or plea of novo contender to, a felony that could reasonably be expected to result in damage to the business or reputation of the Company.

(iii)	Mr. Loveman being found unsuitable for or having a gaming license denied or revoked by the gaming regulatory authorities in Arizona, California, Colorado, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, Missouri, Nevada, New Jersey, New York, or North Carolina.

(iv)	(x) Mr. Loveman’s willful and material violation of, or noncompliance with, any securities laws or stock exchange listing rules, including, without limitation, the Sarbanes-Oxley Act of 2002, provided that such violation or noncompliance resulted in material economic harm to the Company, or (y) a final judicial order or determination prohibiting Mr. Loveman from service as an officer pursuant to the Securities and Exchange Act of 1934 or the rules of the New York Stock Exchange.

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

Named Executive Officer Employment Arrangements

We also have employment agreements with our other NEOs and members of our senior management team, which provides for a base salary, subject to merit increases as our Human Resources Committee of the Board of Directors may approve. We entered into new employment agreements on February 28, 2008 with Charles L. Atwood, Jonathan S. Halkyard, Thomas M. Jenkin, John W. R. Payne and J. Carlos Tolosa. These new employment agreements superseded and replaced any prior employment agreements that these NEOs had with the Company. The agreements of Messrs. Atwood and Tolosa expire January 28, 2011; the agreements of Messrs. Jenkin, Halkyard, and Payne expire January 28, 2012. Below is a description of the material terms and conditions of these employment agreements. Mr. Atwood retired from the Company effective December 19, 2008.

The agreement with each of Messrs. Atwood and Tolosa is for a term of three years beginning on the closing of the Merger and is automatically renewed for successive one year terms unless either the Company or the executive delivers a written notice of nonrenewal at least 60 days prior to the end of the term. The agreement with each of Messrs. Halkyard, Jenkin and Payne is for a term of four years beginning on the closing of the Merger and is automatically renewed for successive one year terms unless either the Company or the executive delivers a written notice of nonrenewal at least 60 days prior to the end of the term.

Pursuant to the employment agreements, the executives will receive base salaries as follows: Mr. Atwood, $1,300,000; Mr. Halkyard, $600,000; Mr. Jenkin, $1,200,000, Mr. Payne, $925,000 and Mr. Tolosa, $1,075,000. In February 2009, Messrs Halkyard, Jenkin, Payne and Tolosa agreed to reduce their respective base salaries by 5% as part of a broader management reduction of salaries. The HRC will review base salaries on an annual basis with a view towards merit increases (but not decreases) in such salary. In addition, each executive will participate in the Company’s annual incentive bonus program applicable to the executive’s position and shall have the opportunity to earn an annual bonus based on the achievement of performance objectives. In addition, the agreement provides for a stock option grant to be made following the effective date of the employment agreement with vesting based on both the passage of time and the achievement of performance objectives.

Each executive will be entitled to participate in benefits and perquisites at least as favorable to the executive as such benefits and perquisites currently available to the executives, group health insurance, long term disability benefits, life insurance, financial counseling, vacation, reimbursement of expenses, director and officer insurance and the ability to participate in the Company’s 401(k) plan. If (a) the executive attains age fifty (50) and, when added to his or her number of years of continuous service with the company, including any period of salary continuation, the sum of his or her age and years of service equals or exceeds sixty-five (65), and at any time after the occurrence of both such events Executive’s employment is terminated and his employment then terminates either (1) without cause or (2) due to non-renewal of the agreement, or (b) the executive attains age fifty-five (55) and, when added to his number of years of continuous service with the company, including any period of salary continuation, the sum of his age and years of service equals or exceeds sixty-five (65) and Executive’s employment is terminated other than for cause, he will be entitled to lifetime coverage under our group health insurance plan. The executive will be required to pay 20% of the premium for this coverage and the Company will pay the remaining premium, which will be imputed taxable income to the executive. This insurance coverage terminates if the executive competes with the Company.

In the event that the executive is terminated by the Company without cause (as defined in the severance agreement) or the executive resigns for good reason (as defined in the severance agreement) during the two year period following the date of the Merger, the executive’s severance agreement (described above under “Named Executive Officer Employment Arrangements—Severance Agreements”) will govern the executive’s severance benefits, if any, and the executive will be subject to the restrictive covenants set forth in the severance agreement, however, the executive shall retain the right to the retiree medical coverage described above.

Upon a termination without cause (as defined in the employment agreement and set forth below), a resignation by the executive for good reason (as defined in the employment agreement and set forth below) or upon the Company’s delivery of a non-renewal notice, the executive shall be entitled to his accrued but unused vacation, unreimbursed business expenses and base salary earned but not paid through the date of termination. In addition, the executive will receive a cash severance payment equal to 1.5 times his base salary payable in equal installments during the 18 months following such termination and pro-rated bonus for the year in which the termination occurs based on certain conditions. In the event that the executive’s employment is terminated by reason of his disability, he will be entitled to apply for the Company’s long term disability benefits, and, if he is accepted for such benefits, he will receive 18 months of base salary continuation offset by any long term disability benefits to which he is entitled during such period of salary continuation. Furthermore, during the time that the executive receives his base salary during the period of salary continuation, he will be entitled to all benefits. Payment of any severance benefits is contingent upon the execution of a general release in favor of the Company and its affiliates.

“Cause” under the employment agreements is defined as:

(i)	The willful failure of executive to substantially perform executive’s duties with the Company or to follow a lawful, reasonable directive from the Board or the chief executive officer of the Company (the “CEO”) or such other executive officer to whom executive reports (other than any such failure resulting from incapacity due to physical or mental illness), after a written demand for substantial performance is delivered to executive by the Board (or the CEO, as applicable) which specifically identifies the manner in which the Board (or the CEO, as applicable) believes that executive has willfully not substantially performed executive’s duties or has willfully failed to follow a lawful, reasonable directive;

(ii)	(A) Any willful act of fraud, or embezzlement or theft, by executive, in each case, in connection with executive’s duties hereunder or in the course of executive’s employment hereunder or (B) executive’s admission in any court, or conviction of, or plea of nolo contendere to, a felony;

(iii)	executive being found unsuitable for or having a gaming license denied or revoked by the gaming regulatory authorities in any jurisdiction in which the Company or Harrah’s Entertainment, Inc. conducts gaming operations;

(iv)	(A) executive’s willful and material violation of, or noncompliance with, any securities laws or stock exchange listing rules, including, without limitation, the Sarbanes-Oxley Act of 2002, provided that such violation or noncompliance resulted in material economic harm to the Company, or (B) a final judicial order or determination prohibiting executive from service as an officer pursuant to the Securities and Exchange Act of 1934 or the rules of the New York Stock Exchange; or

(v)	A willful breach by executive of non competition provisions or confidentiality provisions of the agreement.

For purposes of definition, no act or failure to act on the part of executive, shall be considered “willful” unless it is done, or omitted to be done, by executive in bad faith and without reasonable belief that executive’s action or omission was in the best interests of the Company. Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board or based upon the advice of counsel for the Company shall be conclusively presumed to be done, or omitted to be done, by executive in good faith and in the best interests of the Company. The cessation of employment of executive shall not be deemed to be for Cause unless and until executive has been provided with written notice of the claim(s) against him or her under the above provision(s) and a reasonable opportunity (not to exceed thirty (30) days) to cure, if possible, and to contest said claim(s) before the Board.

“Good Reason” under the employment agreements is defined as:

The occurrence, without executive’s express written consent, of any of the following circumstances unless such circumstances are fully corrected prior to the date of termination specified in the written notice given by executive notifying the Company of his or her intention to terminate his or her Employment for Good Reason:

(a)	A reduction by the Company in executive’s annual base salary, other than a reduction in base salary that applies to a similarly situated class of employees of the Company or its affiliates;

(b)	Any material diminution in the duties or responsibilities of executive as of the date of the employment agreement; provided that a change in control of the Company that results in the Company becoming part of a larger organization will not, in and of itself and unaccompanied by any material diminution in the duties or responsibilities of executive, constitute Good Reason;

(c)	(i) The failure by the Company to pay or provide to executive any material portion of his or her then current Base Salary or then current benefits under the employment agreement (except pursuant to a compensation deferral elected by executive) or (ii) the failure to pay executive any material portion of deferred compensation under any deferred compensation program of the Company within thirty (30) days of the date such compensation is due and permitted to be paid under Section 409A of the Code, in each case other than any such failure that results from a modification to any compensation arrangement or benefit plan that is generally applicable to similarly situated officers;

(d)	The Company’s requiring executive to be based anywhere other than Atlantic City or Las Vegas (except for required travel on the Company’s business to an extent substantially consistent with executive’s present business travel obligations); or

(e)	The Company’s failure to obtain a satisfactory agreement from any successor to assume and agree to perform the employment agreement.

The executives each have covenants to not compete, not to solicit and not to engage in communication in a manner that is detrimental to the business. The executive’s “non-compete period” varies based on the type of termination that they executive has. If the executive has a voluntarily termination of employment with the Company without Good Reason, the non-compete period is 6 months, if the Company has terminated the executive’s employment without cause, or the executive has terminated for Good Reason, the Company has delivered a notice of non-renewal to the executive or if the executive’s employment terminates by reason of disability, the non-compete period is for 18 months, if the executive’s employment is terminated for cause, the non-compete period is for 6 months. The non-solicitation and non communication periods last for 18 months following termination. A breach of the non compete covenant will cause the Company’s obligations under the agreement to terminate. In addition, the executives each have confidentiality obligations.

Severance Agreements

We have entered into severance agreements with each of the NEOs, other than Mr. Loveman. The severance agreements relate to a change in control, which occurred pursuant to the definition of change in control in the severance agreements on January 28, 2008 as a result of the Merger. We believe these agreements reinforce and encourage the attention and dedication of our executives if they are faced with the possibility of a change in control of the Company that could affect their employment. The Severance Agreements of Messrs. Atwood, Jenkin, Halkyard and Tolosa became effective January 1, 2004. The Severance Agreement of Mr. Payne became effective January 1, 2007.

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

In addition to payments described above, under the severance agreements, NEOs receive accelerated vesting of certain stock options, or if the executive’s employment terminates subsequent to a change in control or within six months before the change in control by request of the buyer, accelerated vesting of all options (“Accelerated Payments”). Any unvested restricted stock and stock options granted prior to 2001 vested automatically upon a change in control regardless of whether the executive is terminated, as will any stock options granted in 2001 or later which are not assumed by the acquiring company. All unvested stock options granted in 2001 and later, including those assumed by the acquiring company, will vest if the executive becomes eligible for a Compensation Payment. At the election of the Company, the Company may “cash out” all or part of the executive’s outstanding and unexercised options, with the cash payment based upon the higher of the closing price of the Company’s common stock on the date of termination and the highest per share price for Company common stock actually paid in connection with any change in control. The Merger constituted a Change in Control under the Severance Agreements and all equity awards held by Messrs. Atwood, Jenkin, Halkyard, Payne and Tolosa were cancelled and cashed-out at the merger consideration of $90.00 per share (less applicable exercise prices and withholding taxes).

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

Each severance agreement has a term of one calendar year and is renewed automatically each year starting January 1 unless we give the executive six months notice of non-renewal. In cases where a potential change in control (as defined) has occurred or the non-renewal is done in contemplation of a potential change in control, we must give the executive one year’s notice. Each severance agreement provides that if a change in control occurs during the original or extended term of the agreement, then the agreement will automatically continue in effect for a period of 24 months beyond the month in which the change in control occurred. Therefore, since the Merger was a change in control under the severance agreement, each NEOs severance agreement shall continue in effect until February 1, 2010.

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

Further deferrals into the EDCP were terminated in 2001 when the HRC approved the ESSP, which permited certain key employees, including executive officers, to make deferrals of specified percentages of salary and bonus. No deferrals were allowed after December 2004 into ESSP, and the Company approved the ESSP II, which complies with the American Jobs Creation Act of 2004 and allowed deferrals starting in 2005. ESSP II, similar to ESSP, allows participants to choose from a selection of varied investment alternatives and the results of these investments will be reflected in their deferral accounts. To assure payment of these deferrals, a trust fund was established similar to the escrow fund for the EDCP. The trust fund is funded to match the various types of investments selected by participants for their deferrals.

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

Messrs. Atwood, Jenkin and Tolosa maintained balances in the EDCP during 2008. The accounts for Messrs. Atwood and Tolosa were distributed as of May 31, 2008. Under the EDCP, the executive earns the retirement rate under the EDCP if he attains (a) specified age and service requirements (55 years of age plus 10 years of service or 60 years of age) or (2) attains specified age and service requirements (is at least 50 years old, and when added to years of service, equals 65 or greater) and if his employment is terminated without cause pursuant to his employment agreement. The executive receives service credit under the EDCP for any salary continuation and noncompete period. Additionally, if an executive is “separated from service” within 24 months of the Merger, the executive earns the retirement rate under the EDCP. Messrs. Atwood and Tolosa have attained the specified age and service requirements under the EDCP to earn the retirement rate. Mr. Jenkin will receive the retirement rate if he (1) is terminated without cause under his employment agreement, (2) is “separated from service” within 24 months after the Merger, or (3) he meets the age requirement.

While further deferrals into the EDCP were terminated, and while most EDCP participants transferred their EDCP account balance to the ESSP, amounts deferred pursuant to the EDCP prior to its termination and not transferred to the ESSP remain subject to the terms and conditions of the EDCP and will continue to earn interest as described above.

Under the deferred compensation plans, the Merger required that the trust and escrow fund be fully funded.

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

Based on the review and discussion referred to above, we recommend to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Kelvin Davis
Marc Rowan

The above Report of the Human Resources Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this Report by reference therein.

Summary Compensation Table

The Summary Compensation Table below sets forth certain compensation information concerning the Company’s Chief Executive Officer, Chief Financial Officer and our four additional most highly compensated executive officers during 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (3)	Option Awards and Stock Appreciation Rights ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (5)	All Other Compensation ($) (6)	Total($)
Gary W. Loveman, Chairman, President and CEO	2008	2,000,000	—	—	36,389,259	—	—	1,237,724	39,626,983
	2007	2,000,000	—	937,504	8,509,684	2,400,000	—	1,575,044	15,422,232
	2006	2,000,000	—	937,504	7,673,070	2,490,000	—	1,139,271	14,239,845
Jonathan S. Halkyard, Senior Vice President, Chief Financial Officer and Treasurer (1)	2008	600,000	—	—	2,988,615	—	—	38,964	3,627,579
	2007	560,769	—	—	445,580	336,461	—	39,882	1,382,692
	2006	420,740	—	—	494,175	236,772	—	15,832	1,167,519
Charles L. Atwood, Vice Chairman and Former Chief Financial Officer (2)	2008	1,300,000	—	—	2,349,694	—	1,057	47,936	3,698,687
	2007	1,300,000	—	—	2,569,501	1,300,000	2,310	55,940	5,227,751
	2006	1,122,885	—	393,970	2,617,175	1,164,993	2,322	164,783	5,466,128
Thomas M. Jenkin, President, Western Division	2008	1,200,000	—	—	4,019,211	—	248,968	33,058	5,501,237
	2007	1,134,615	—	—	1,242,669	978,605	213,821	57,559	3,627,269
	2006	1,035,769	—	181,449	1,262,919	1,326,432	198,963	115,323	4,120,855
John W. R. Payne, President, Central Division	2008 2007	978,365 922,115	— —	— 146,637	2,885,592 450,990	277,500 508,305	— —	38,820 53,297	4,180,277 2,081,344
	2006	896,491	—	211,746	506,728	297,388	—	156,903	2,069,256
J. Carlos Tolosa, President, Eastern Division	2008	1,075,000	—	—	1,731,340	—	44,149	601,682	3,452,171
	2007	1,075,000	—	—	2,116,274	645,000	96,286	334,653	4,267,213
	2006	1,035,773	—	295,770	1,745,111	602,290	91,049	357,605	4,127,598

(1)	Mr. Halkyard became our Chief Financial Officer on August 1, 2006.

(2)	Mr. Atwood retired on December 19, 2008.

(3)	The value of stock awards, option awards and stock appreciation rights was determined as required by Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). See Note 14 in the Notes to Consolidated Financial Statements for details on assumptions used in the valuation. The Merger triggered accelerated vesting of the unvested restricted stock, option awards, and stock appreciation rights. The value of the 2008 vesting of option awards, restricted stock and stock appreciation rights as a result of the Merger is as follows: Mr. Loveman, $10,329,474; Mr. Halkyard, $237,232; Mr. Atwood, $1,668,170; Mr. Jenkin, $774,778; Mr. Payne, $379,440 and Mr. Tolosa, $777,169.

(4)	Other than for Mr. Payne, no bonuses were approved for the NEO’s for 2008.

(5)	Includes above market earnings on the balance the executives maintain in the EDCP. Mr. Atwood and Mr. Tolosa have attained the specified age and service requirements such that they earn the retirement rate of interest on their EDCP balances. Mr. Jenkin has not attained the specified age and service requirements to earn the retirement rate of interest. However, we have assumed Mr. Jenkin will attain the specified age and service requirements in calculating the above market earnings on his EDCP balance. In October 1995, the HRC approved a fixed retirement rate of 15.5% for all account balances under the EDCP as of December 31, 1995 (subject to plan minimum rates contained in the EDCP). The interest rates on post 1995 deferrals continue to be approved each year by the Committee. The retirement rate on post 1995 deferrals during 2008 was the EDCP’s minimum retirement rate which was 9.85%. The accounts for Messrs. Atwood and Tolosa were distributed as of May 31, 2008.

(6)	All Other Compensation includes the amounts in the following table:

Name	Year	Executive Security ($)	Allocated amount for aircraft usage ($)	Allocated amount for company lodging and the associated taxes ($)	Matching contributions to the ESSP II ($)	Relocation ($)	Dividends paid on unvested stock awards ($)
Gary W. Loveman	2008	442,186	460,086	155,387	—	—	—
	2007	693,991	461,977	162,448	—	—	—
	2006	276,720	435,786	141,665	—	—	123,958
Charles L. Atwood	2008	—	—	—	—	—	—
	2007	—	—	—	—	—	—
	2006	—	—	—	28,119	—	91,500
Thomas M. Jenkin	2008	—	—	—	—	—	—
	2007	—	—	—	28,967	—	—
	2006	—	—	—	25,823	—	61,000
John W. R. Payne	2008	—	—	—	—	—	—
	2007	—	—	—	—	—	—
	2006	—	—	—	—	71,470	35,918
J. Carlos Tolosa	2008	—	501,240	—	—	—	—
	2007	—	248,196	—	—	—	—
	2006	—	174,696	—	—	—	97,600

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

The amount allocated to Messrs. Loveman and Tolosa for personal and/or commuting aircraft usage is calculated based on the incremental cost to us of fuel, trip-related maintenance, crew travel expenses, on-board catering, landing fees, trip-related hangar/parking costs and other miscellaneous variable costs. Since our aircraft are used primarily for business travel, we do not include the fixed costs that do not change based on usage, such as pilots’ salaries, depreciation of the purchase costs of the Company-owned aircraft, fractional ownership commitment fees, and the cost of maintenance not specifically related to trips. For security reasons, Mr. Loveman is required to use Company aircraft for personal and commuter travel.

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

The amount allocated to Mr. Payne for relocation is based on his taxable earnings for his relocation in 2006.

The executives received quarterly dividends during 2006 on their unvested restricted stock awards on the same basis as all stockholders of the Company and as all other employees holding unvested restricted stock awards.

Discussion of Summary Compensation Table

Each of our named executive officers have entered into employment and severance agreements (except Mr. Loveman who does not have a severance agreement) with the Company that relate to the benefits that the named executive officers receive upon termination. See “—Executive Compensation—Compensation Discussion & Analysis—Elements of Post Employment Compensation and Benefits—Employment Arrangements” for additional information.

Grants of Plan-Based Awards

The following table gives information regarding potential incentive compensation for 2008 to our executive officers named in the Summary Compensation Table. Non-Equity Incentive Plan Awards approved for 2008 are included in the “Non Equity Incentive Plan Compensation” column in the Summary Compensation Table.

	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Share Value on Grant Date ($/Sh)	Grant date fair value of option awards ($)
Name		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Gary W. Loveman	n/a	2,400,000	3,000,000	5,000,000	—	—	—	—	—	—	—
	2/27/2008							1,015,953	100.00	100.00	36,389,259
Jonathan S. Halkyard	n/a	360,000	450,000	1,125,000	—	—	—	—	—	—	—
	2/27/2008							81,835	100.00	100.00	2,988,615
Charles L. Atwood	n/a	1,300,000	1,625,000	4,062,500	—	—	—	—	—	—	—
	2/27/2008							64,340	100.00	100.00	2,349,694
Thomas M. Jenkin	n/a	720,000	900,000	2,250,000	—	—	—	—	—	—	—
	2/27/2008							110,055	100.00	100.00	4,019,211
John W. R. Payne	n/a	555,000	693,750	1,734,375	—	—	—
	2/27/2008							79,014	100.00	100.00	2,885,592
J. Carlos Tolosa	n/a	645,000	806,250	2,015,625	—	—	—	—	—	—	—
	2/27/2008							47,408	100.00	100.00	1,731,340

(1)	Represents potential threshold, target and maximum incentive compensation for 2008. Amounts actually paid for 2008 are described in the “Non Equity Incentive Plan Compensation” column in the Summary Compensation Table.

Discussion of Grants of Plan Based Awards Table

In February 2008, the Board of Directors approved and adopted the Harrah’s Entertainment, Inc. Management Equity Incentive Plan (the “Equity Plan”). The purpose of the Equity Plan is to promote our long term financial interests and growth by attracting and retaining management and other personnel and key service providers with the training, experience and ability to enable them to make a substantial contribution to the success of our business; to motivate management personnel by means of growth-related incentives to achieve long range goals; and to further the alignment of interests of participants with those of our stockholders. For a more detailed discussion of how equity grants are determined, see “—Executive Compensation—Compensation Discussion & Analysis—Elements of Compensation—Equity Awards.”

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

Outstanding Equity Awards at Fiscal Year-End

In February 2008, the Board of Directors approved and adopted the Harrah’s Entertainment, Inc. Management Equity Incentive Plan and awarded grants to each of our named executive officers. See “—Executive Compensation—Compensation Discussion and Analysis—Elements of Compensation-Equity Awards” for more information.

	Options
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price ($)	Options Expiration Date
Gary W. Loveman	133,133	—	—	25.00	6/17/2012
	—	—	466,729	100.00	2/27/2018
	—	—	549,224	100.00	2/27/2018
Jonathan S. Halkyard	—	—	51,147	100.00	2/27/2018
	—	—	30,688	100.00	2/27/2018
Charles L. Atwood (1)	—	—	—	—	—
Thomas M. Jenkin	—	—	68,785	100.00	2/27/2018
	—	—	41,270	100.00	2/27/2018
John W. R. Payne	—	—	49,384	100.00	2/27/2018
	—	—	29,630	100.00	2/27/2018
J. Carlos Tolosa	—	—	29,630	100.00	2/27/2018
	—	—	17,778	100.00	2/27/2018

(1)	Options granted to Mr. Atwood were cancelled upon his retirement in December 2008

For a discussion of the treatment of equity awards in the Merger, see above under “—Discussion of Grants of Plan Based Awards Table.”

Option Exercises and Stock Vested

The following table gives certain information concerning stock option and stock award exchanges effective with the Merger on January 28, 2008 by our executive officers named in the Summary Compensation Table.

Name	Option/SAR Awards Number of Shares Exchanged (#)	Stock Awards Number of Shares Exchanged (#)	Value Realized on Exchange ($)
Gary W. Loveman	2,509,856	54,189	89,097,053
Jonathan S. Halkyard	147,993	—	4,811,551
Charles L. Atwood	480,157	—	11,774,775
Thomas M. Jenkin	255,458	—	6,698,600
John W. R. Payne	95,780	4,514	2,956,648
J. Carlos Tolosa	422,831	—	14,030,134

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

Historically, each executive officer is normally granted an equity award that will give such officer an estimated dollar value of stock compensation targeted to equal a percentage of salary. This percentage increases commensurate with the grade level of the officer and is determined by an assessment of competitive stock awards. The Human Resource Committee determines awards that it believes will be suitable for providing an adequate incentive for both performance and retention purposes. The dollar value of the award is determined by applying conventional methods for valuing equity awards. For a more detailed discussion of how equity grants are determined, see “—Executive Compensation—Compensation Discussion & Analysis—Elements of Compensation—Equity Awards.”

Other than as noted below related to Mr. Loveman, pursuant to the merger agreement, all vested and unvested equity awards were terminated upon the consummation of the Merger in exchange for (a) $90.00 per share for restricted stock and (b) the difference between $90.00 per share and the exercise price per share for options and stock appreciation rights.

Nonqualified Deferred Compensation

Name	Executive Contributions in 2008 ($) (1)	Registrant Contributions in 2008 ($) (1)	Aggregate Earnings in 2008 ($) (1)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance in 2008 ($) (2)
Gary W. Loveman	1,200,000	50,000	(255,096)	13,625,766	37,150
Jonathan S. Halkyard	127,115	11,100	(223,426)	—	413,730
Charles L. Atwood	—	—	(619,409)	80,955	1,258,487
Thomas M. Jenkin	—	—	406,190	3,681,238	3,910,665
John W. R. Payne	254,168	12,689	(71,773)	2,458,023	8,738
J. Carlos Tolosa	258,000	25,350	45,669	4,239,308	285,581

(1)	The following deferred compensation contribution and earnings amounts were reported in the 2008 Summary Compensation Table.

Name	Contributions in 2008 ($)	Above Market Earnings in 2008 ($)
Gary W. Loveman	1,250,000	—
Jonathan S. Halkyard	138,215	—
Charles L. Atwood	—	1,057
Thomas M. Jenkin	—	248,968
John W. R. Payne	266,857	—
J. Carlos Tolosa	283,350	44,149

All other earnings were at market rates from deferred compensation investments directed by the executives.

(2)	The following deferred compensation contribution and earnings amounts were reported in the Summary Compensation Table in previous years.

Name	Prior Year Contributions and Above Market Earnings Amounts ($)
Gary W. Loveman	11,234,249
Jonathan S. Halkyard	183,829
Charles L. Atwood	1,261,068
Thomas M. Jenkin	687,858
John W. R. Payne	535,129
J. Carlos Tolosa	412,486

Discussion of Nonqualified Deferred Compensation Table

The Company does not provide a fixed benefit pension plan for its executives but maintains deferred compensation plans (collectively, “DCP”) and an Executive Supplemental Savings Plan II (“ESSP II”). During 2008, certain key employees, including executive officers, could defer a portion of their salary and bonus into the ESSP II. The ESSP II is a variable investment plan that allows the executives to direct their investments by choosing among several investment alternatives. All the named executives were participants in the ESSP II during 2008. The contributions of the executives and the Company into the ESSP II during 2008 are reflected in the above table. The earnings of the executives in 2008 on current and prior year deferrals are also reflected in the above table.

The ESSP II replaced our Executive Supplemental Savings Plan (“ESSP”) for future deferrals beginning on January 1, 2005. No deferrals were allowed after December 2004 into ESSP, and the Company approved the ESSP II, which complies with the American Jobs Creation Act of 2004 and allowed deferrals starting in 2005. All the named executives maintain a balance in the ESSP and their earnings for 2008 are included in the above table.

Messrs. Atwood and Tolosa maintained, and Mr. Jenkin currently maintains a balance in the Executive Deferred Compensation Plan (“EDCP”). Under the EDCP, the executive earns the retirement rate under the EDCP if he attains (a) specified age and service requirements (55 years of age plus 10 years of service or 60 years of age) or (2) attains specified age and service requirements (is at least 50 years old, and when added to years of service, equals 65 or greater) and if his employment is terminated without cause pursuant to his employment agreement. The executive receives service credit under the EDCP for any salary continuation and noncompete period. Additionally, if an executive is “separated from service” within 24 months of the Merger, the executive earns the retirement rate under the EDCP. Messrs. Atwood and Tolosa have attained the specified age and service requirements under the EDCP to earn the retirement rate. Mr. Jenkin will receive the retirement rate if he (1) is terminated without cause under his employment agreement, (2) is “separated from service” within 24 months after the Merger, or (3) he meets the age requirement. Further deferrals into the EDCP were terminated in 2001. The Human Resources Committee approves the EDCP retirement rate (which cannot be lower than a specified formula rate) annually. In October 1995, the Human Resources Committee approved a fixed retirement rate of 15.5% for all account balances under the EDCP as of December 31, 1995 (subject to plan minimum rates contained in the EDCP). The interest rates on post-1995 deferrals continue to be approved each year by the Committee. The retirement rate on post-1995 deferrals during 2008 was the Plan’s minimum retirement rate of 9.85%. Messrs. Atwood’s, Jenkin’s and Tolosa’s earnings in 2008 under the EDCP are included in the above table. Messrs. Atwood and Tolosa received distributions of the full amount of their balances in the EDCP during 2008.

The table below shows the investment funds available under the ESSP and the ESSP II and the annual rate of return for each fund for the year ended December 31, 2008:

Name of Fund	2008 Rate of Return
500 Index Trust B	(37.19	) %
Aggressive Growth Lifecycle	(33.11	) %
American Growth Trust	(44.20)%
American International Trust	(42.37)%
Brandes International Equity	(39.84	) %
Conservative Lifecycle	(5.86	) %
Equity-Income Trust	(35.94)%
Growth Lifecycle	(26.01	) %
Inflation Managed	(9.34)%
International Equity Index Trust B	(44.38)%
Janus Risk-Managed Core	(36.24	) %
Managed Bond	(1.71	) %
Mid Cap Stock Trust	(43.75	) %
Mid Value Trust	(34.67	) %
Moderate Lifecycle	(16.26	) %
Money Market Trust B	2.12%
Real Estate Securities Trust	(39.39)%
Small Cap Growth Trust	(39.54	) %
Small Cap Value Trust	(26.07	) %
Small Cap Index	(35.03	) %

Pursuant to the terms of the DCP and ESSP II, any unvested amounts of the participants in the plans became fully vested upon the Merger.

Potential Payments Upon Termination or Change of Control

We have entered into employment and severance agreements (other than with Mr. Loveman who only has an employment agreement) with the named executive officers that require us to make payments and provide various benefits to the executives in the event of the executive’s termination or a change of control in the Company. The terms of the agreements are described above under “—Executive Compensation—Compensation Discussion and Analysis— Elements of Post-Employment Compensation and Benefits—Employment Arrangements.” The estimated value of the payments and benefits due to the executives pursuant to their agreements under various termination events are detailed below.

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

Executive Benefits and Payments at the Change in Control	Gary Loveman (1)	Charles Atwood (2)	Jonathan Halkyard (3)	Carlos Tolosa (4)	Thomas Jenkin (5)	John Payne (6)
Compensation:
Stock Options/SARS/Stock Awards Unvested and Accelerated	$13,428,400	$2,889,413	$410,592	$1,341,833	$1,341,533	$914,794
Stock Options/SARS Vested and Unexercised	75,618,653	8,885,362	4,400,959	12,688,301	5,356,767	2,041,854
Benefits and Perquisites:
Acceleration of Interest from conversion to ESSP	50,000	—	—	—	—	—
Totals	$89,097,053	$11,774,775	$4,811,551	$14,030,134	$6,698,600	$2,956,648

(1)	On January 27, 2008, Mr. Loveman and the Company entered into a stock option rollover agreement that provides for the conversion of options to purchase shares of the Company prior to the Merger into options to purchase shares of the Company following the Merger with such conversion preserving the intrinsic “spread value” of the converted option. The rollover option is immediately exercisable with respect to 133,133 shares of non-voting common stock of the Company at an exercise price of $25.00 per share. The rollover options expire on June 17, 2012. In addition, Mr. Loveman invested $14,999,990 of the proceeds noted above in the equity of the Company after the Merger.

(2)	Mr. Atwood invested $4,100,000 of the proceeds noted above in the equity of the Company after the Merger.

(3)	Mr. Halkyard invested $1,719,395 of the proceeds noted above in the equity of the Company after the Merger.

(4)	Mr. Tolosa invested $4,400,000 of the proceeds noted above in the equity of the Company after the Merger.

(5)	Mr. Jenkin invested $2,227,500 of the proceeds noted above in the equity of the Company after the Merger.

(6)	Mr. Payne invested $1,058,580 of the proceeds noted above in the equity of the Company after the Merger.

In addition, the following tables show the estimated amount of potential cash severance payable to each of the named executive officers, as well as the estimated value of continuing benefits, based on compensation and benefit levels in effect on December 31, 2008, assuming the executive’s employment terminates effective December 31, 2008.

For each of the named executive officers, we have assumed that their employment was terminated on December 31, 2008, and the market value of their unvested equity awards was $51.79, which was the fair market value of our stock (as determined by the HRC) on December 31, 2008. Due to the numerous factors involved in estimating these amounts, the actual value of benefits and amounts to be paid can only be determined upon an executive’s termination of employment.

Gary W. Loveman	Voluntary Termination ($)	Retirement ($)	Involuntary Not for Cause Termination ($)	For Cause Termination ($)	Involuntary or Good Reason Termination (Change in Control) ($)	Disability ($) (1)	Death ($)
Compensation:
Base Salary	—	—	10,000,000	—	15,000,000	4,000,000	—
Short Term Incentive	—	—	3,000,000	—	3,000,000	—	—
Long Term Incentives:
Unvested and Accelerated Restricted Stock	—	—	—	—	—	—	—
Unvested and Accelerated Stock Options and SARs	—	—	—	—	—	—	—
Benefits and Perquisites:
Post-retirement Health Care (2)	302,350	302,350	302,350	302,350	302,350	302,350	—
Life & Accident Insurance and Benefits (3)	—	—	21,908	—	21,908	21,908	6,000,000
Disability Insurance and Benefits (4)	—	—	—	—	—	20,000 per mo.	—
Accrued Vacation Pay	—	—	—	—	—	—	—
Financial Planning	—	—	50,000	—	50,000	—	—
Gross-Up Payment for Excise Taxes	—	—	—	—	—	—	—
Totals	302,350	302,350	13,374,258	302,350	18,374,258	4,324,258 and 20,000 per mo.	6,000,000

(1)	Base salary payments will be offset by disability payments.

(2)	Reflects the estimated present value of all future premiums under the Company’s health plans.

(3)	Reflects the estimated present value of the cost of coverage for life and accident insurance policies and the estimated amount of proceeds payable to the executive’s beneficiaries in the event of the executive’s death.

(4)	Reflects the estimated amount of proceeds payable to the executive in the event of the executive’s disability. An additional long-term disability benefit of $60,000 per month may be payable subject to insurability.

Jonathan S. Halkyard	Voluntary Termination ($)	Retirement ($)	Involuntary Not for Cause Termination ($)	For Cause Termination ($)	Involuntary or Good Reason Termination (Change in Control) ($)	Disability ($) (1)	Death ($)
Compensation:
Base Salary	—	—	900,000	—	2,481,772	900,000	—
Short Term Incentive	—	—	—	—	450,000	—	—
Long Term Incentives:
Unvested and Accelerated Restricted Stock	—	—	—	—	—	—	—
Unvested and Accelerated Stock Options and SARs	—	—	—	—	—	—	—
Benefits and Perquisites:
Post-retirement Health Care (2)	—	—	—	—	20,286	347,038	—
Life & Accident Insurance and Benefits (3)	—	—	—	—	5,443	—	1,800,000
Disability Insurance and Benefits (4)	—	—	—	—	—	30,000 per mo.	—
Accrued Vacation Pay	10,514	10,514	10,514	10,514	10,514	10,514	10,514
Financial Planning	—	—	7,500	—	7,500	—	—
Gross-Up Payment for Excise Taxes	—	—	—	—	—	—	—

Totals	10,514	10,514	918,014	10,514	2,975,515	1,257,552 and 30,000 per mo.	1,810,514

(1)	Base salary payments will be offset by disability payments.

(2)	Reflects the estimated present value of all future premiums under the Company’s health plans.

(3)	Reflects the estimated present value of the cost of coverage for life and accident insurance policies and the estimated amount of proceeds payable to the executive’s beneficiaries in the event of the executive’s death.

(4)	Reflects the estimated amount of proceeds payable to the executive in the event of the executive’s disability.

Thomas M. Jenkin	Voluntary Termination ($)	Retirement ($)	Involuntary Not for Cause Termination ($)	For Cause Termination ($)	Involuntary or Good Reason Termination (Change in Control) ($)	Disability ($) (1)	Death ($)
Compensation:
Base Salary	—	—	1,800,000	—	7,041,432	1,800,000	—
Short Term Incentive	—	—	—	—	900,000	—	—
Long Term Incentives:
Unvested and Accelerated Restricted Stock	—	—	—	—	—	—	—
Unvested and Accelerated Stock Options and SARs	—	—	—	—	—	—	—
Benefits and Perquisites:
Post-retirement Health Care (2)	248,690	248,690	248,690	—	248,690	248,690	—
Life & Accident Insurance and Benefits (3)	—	—	—	—	19,488	—	3,500,000
Disability Insurance and Benefits (4)	—	—	—	—	—	30,000 per mo.	—
Accrued Vacation Pay	106,154	106,154	106,154	106,154	106,154	106,154	106,154
Financial Planning	—	—	15,000	—	15,000	—	—
Gross-Up Payment for Excise Taxes	—	—	—	—	—	—	—

Totals	354,844	354,844	2,169,844	106,154	8,330,764	2,154,844 and 30,000 per mo.	3,606,154

(1)	Base salary payments will be offset by disability payments.

(2)	Reflects the estimated present value of all future premiums under the Company’s health plans.

(3)	Reflects the estimated present value of the cost of coverage for life and accident insurance policies and the estimated amount of proceeds payable to the executive’s beneficiaries in the event of the executive’s death.

(4)	Reflects the estimated present value of the cost of coverage for disability insurance and the amount of proceeds payable to the executive in the event of the executive’s disability.

John W. R. Payne	Voluntary Termination ($)	Retirement ($)	Involuntary Not for Cause Termination ($)	For Cause Termination ($)	Involuntary or Good Reason Termination (Change in Control) ($)	Disability ($) (1)	Death ($)
Compensation:
Base Salary	—	—	1,387,500	—	3,961,771	1,387,500	—
Short Term Incentive	—	—	277,500	—	693,750	—	—
Long Term Incentives:
Unvested and Accelerated Restricted Stock	—	—	—	—	—	—	—
Unvested and Accelerated Stock Options and SARs	—	—	—	—	—	—	—
Benefits and Perquisites:
Post-retirement Health Care (2)	—	—	—	—	15,430	376,193	—
Life & Accident Insurance and Benefits (3)	—	—	—	—	7,660	—	2,775,000
Disability Insurance and Benefits (4)	—	—	—	—	—	30,000 per mo.	—
Accrued Vacation Pay	18,461	18,461	18,461	18,461	18,461	18,461	18,461
Financial Planning	—	—	15,000	—	15,000	—	—
Gross-Up Payment for Excise Taxes	—	—	—	—	—	—	—

Totals	18,461	18,461	1,698,461	18,461	4,712,072	1,782,154 and 30,000 per mo.	2,793,461

(1)	Base salary payments will be offset by disability payments.

(2)	Reflects the estimated present value of all future premiums under the Company’s health plans.

(3)	Reflects the estimated present value of the cost of coverage for life and accident insurance policies and the estimated amount of proceeds payable to the executive’s beneficiaries in the event of the executive’s death.

(4)	Reflects the estimated present value of the cost of coverage for disability insurance and the amount of proceeds payable to the executive in the event of the executive’s disability.

J. Carlos Tolosa	Voluntary Termination ($)	Retirement ($)	Involuntary Not for Cause Termination ($)	For Cause Termination ($)	Involuntary or Good Reason Termination (Change in Control) ($)	Disability ($) (1)	Death ($)
Compensation:
Base Salary	—	—	1,612,500	—	5,327,290	1,612,500	—
Short Term Incentive	—	—	—	—	806,250	—	—
Long Term Incentives:
Unvested and Accelerated Restricted Stock	—	—	—	—	—	—	—
Unvested and Accelerated Stock Options and SARs	—	—	—	—	—	—	—
Benefits and Perquisites:
Post-retirement Health Care (2)	210,510	210,510	210,510	—	210,510	210,510	107,605
Life & Accident Insurance and Benefits (3)	—	—	—	—	38,313	—	3,225,000
Disability Insurance and Benefits (4)	—	—	—	—	—	30,000 per mo.	—
Accrued Vacation Pay	76,737	76,737	76,737	76,737	76,737	76,737	76,737
Financial Planning	—	—	15,000	—	15,000	—	—
Gross-Up Payment for Excise Taxes	—	—	—	—	—	—	—

Totals	287,247	287,247	1,914,747	76,737	6,474,100	1,899,747 and 30,000 per mo.	3,409,342

(1)	Base salary payments will be offset by disability payments.

(2)	Reflects the estimated present value of all future premiums under the Company’s health plans.

(3)	Reflects the estimated present value of the cost of coverage for life and accident insurance policies and the estimated amount of proceeds payable to the executive’s beneficiaries in the event of the executive’s death.

(4)	Reflects the estimated amount of proceeds payable to the executive in the event of the executive’s disability.

Mr. Atwood retired on December 19, 2008 and received the following payments and benefits:

Charles L. Atwood	Retirement ($)
Compensation:
Base Salary
Lump Sum Payment	638,457
Periodic Payments	520,000
Benefits and Perquisites:
Post-retirement Health Care (1)	145,552
Life & Accident Insurance and Benefits	—
Disability Insurance and Benefits	—
Accrued Vacation Pay	—
Financial Planning	—
Gross-Up Payment for Excise Taxes	—

Totals	1,304,009

(1)	Reflects the estimated present value of all future premiums under the Company’s health plans.

Compensation of Directors

From January 1, 2008 to January 28, 2008, directors who were not employees of the Company or any of our subsidiaries earned a monthly fee of $14,583.33 plus $1,500 for each non-regularly scheduled committee meeting they attended as a committee member. Committee chairpersons received an additional monthly retainer as follows: Audit Committee received $1,666.67, Human Resources Committee received $833.33, and Nominating/Corporate Governance Committee received $416.67. Directors were reimbursed for expenses reasonably incurred in connection with their service on the Board.

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

All of these directors resigned as of January 28, 2008.

The following table sets forth the compensation provided by the Company to non-management directors during 2008:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (3)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (5)	All Other Compensation ($) (6)	Total ($)
Barbara T. Alexander (1)	23,750	—	—	—	23,750
Jeffrey Benjamin	—	—	—	—	—
Frank J. Biondi, Jr. (1)	21,833	—	—	—	21,833
Stephen F. Bollenbach (1)	22,083	—	—	—	22,083
David Bonderman	—	—	—	—	—
Anthony Civale	—	—	—	—	—
Jonathan Coslet	—	—	—	—	—
Kelvin Davis	—	—	—	—	—
Ralph Horn (1)	20,583	—	1,017	265	21,865
Jeanne P. Jackson (7)	75,000	107,546	—	—	182,546
R. Brad Martin (1)	20,583	—	—	3,113	23,696
Gary G. Michael (1) (2)	88,083	—	—	—	88,083
Robert G. Miller (1)	20,583	—	—	—	20,583
Karl Peterson	—	—	—	—	—
Eric Press	—	—	—	—	—
Marc Rowan	—	—	—	—	—
Boake A. Sells (1)	20,583	—	420,513	2,850	443,946
Lynn C. Swann (7)	56,250	80,679	—	—	136,929
Christopher J. Williams (1) (7) (8)	247,083	107,546	—	—	354,629

(1)	Resigned January 28, 2008.

(2)	Mr. Michael is a member of our Compliance Committee, which oversees our compliance programs for gaming and other laws and regulations we are subject to. Mr. Michael was appointed to the Compliance Committee because he was a member of the Audit Committee. For his services on the Compliance Committee, Mr. Michael received a per meeting fee in 2008 of $1,000, and was paid an annual retainer of $30,000, all of which was paid in cash. Mr. Michael also serves on the NJ/PA Audit Committee which oversees surveillance and internal audit functions for our properties in New Jersey and Pennsylvania. For his services on the NJ/PA Audit Committee, Mr. Michael was paid an annual retainer of $30,000 in 2008.

(3)	Totals reflect one-time option awards to Messrs. Williams and Swann, and Ms. Jackson on July 1, 2008.

(4)	The value of stock and option awards was determined as required by Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). See Note 14 in the Notes to Consolidated Financial Statements for details on assumptions used in the valuation of the awards. Outstanding option awards at December 31, 2008 for each director are as follows: Ms. Jackson: 2,822 option awards; Mr. Williams: 2,822 option awards; and Mr. Swann: 2,117 option awards.

(5)	Messrs. Horn and Sells maintain balances in our Executive Deferred Compensation Plan (“EDCP”). In October 1995, the Human Resources Committee approved a fixed retirement rate of 15.5% for all account balances under the EDCP as of December 31, 1995 (subject to plan minimum rates contained in the EDCP). The interest rates on post 1995 deferrals continue to be approved each year by the Committee. The retirement rate on post 1995 deferrals during 2008 was the Plan’s minimum retirement rate of 9.85%, and the retirement rate during 2009 for post 1995 deferrals has been approved once again at the Plan’s minimum retirement rate. Mr. Horn’s account was distributed as of January 31, 2008.

(6)	All Other Compensation includes the following:

The cost of participation in the Company’s group health insurance plan.

(7)	Elected to the Board of Directors April 7, 2008.

(8)	Mr. Williams also serves on the NJ/PA Audit Committee. For his services on the NJ/PA Audit Committee, Mr. Williams was paid an annual retainer of $150,000 in 2008.

Until May 1, 1996, directors were eligible to participate in an unfunded compensation deferral program, the Executive Deferred Compensation Plan. Two non-management directors who served in 2008 deferred part of their cash fees pursuant to the Executive Deferred Compensation Plan prior to May 1, 1996 and maintained account balances in the Plan. See “—Executive Compensation—Compensation Discussion and Analysis—Elements of Post-Employment Compensation—Deferred Compensation Plans” for more information about the Executive Deferred Compensation Plan.

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

Pursuant to the Company’s Amended and Restated 2004 Equity Incentive Award Plan, directors were eligible for grants of equity awards as may be approved by the Human Resources Committee from time to time. No equity awards were granted to our directors during 2008.

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

Currently, only Messrs. Williams and Swann and Ms. Jackson receive compensation for their services as a member of our Board of Directors. These directors received a one-time option grant on July 1, 2008, which vests ratably over five years from the date of election to our Board. Mr. Williams and Ms. Jackson received an option to purchase 2,822 shares of non-voting common stock and Mr. Swann received an option to purchase 2,117 shares. In addition, each of these directors receives annual cash compensation paid quarterly in arrears. Ms. Jackson and Mr. Williams receive $100,000 annually and Mr. Swann receives $75,000 annually. The remaining directors do not receive compensation for their service as a member of our Board of Directors. All of our directors are reimbursed for any expenses incurred in connection with their service.

Human Resources Committee Interlocks and Insider Participation

Until January 28, 2008, the members of the Human Resources Committee were Frank J. Biondi, Jr., Ralph Horn, R. Brad Martin, Robert G. Miller, and Boake A. Sells. None of these individuals were current or former officers or employees of the Company or any of our subsidiaries.

After the closing of the Merger, the Committee was reconstituted with two members: Kelvin Davis and Marc Rowan. Neither of these individuals are current or former officers or employees of the Company or any of our subsidiaries. During 2008, none of our executive officers served as a director or member of a compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served as a director or member of our Human Resources Committee.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

All of the Company’s previous equity award plans in place were terminated as of the date of the Merger. In February 2008, our Board of Directors approved the Harrah’s Entertainment, Inc. Management Equity Incentive Plan and granted options to purchase our non-voting common stock to certain of our officers and employees.

The table below sets forth information regarding our equity compensation plans as of December 31, 2008.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options(1)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Management Equity Incentive Plan	3,144,792	$95.88	722,176

(1)	The weighted average remaining contract life for the options set forth in this column is 8.9 years.

Ownership of Harrah’s Entertainment Common Stock

The following table lists the beneficial ownership of our common stock as of March 13, 2009, by Hamlet Holdings, Inc., the Sponsors, all current directors, our six executive officers named in the Summary Compensation Table and all directors and executive officers as a group.

	Shares of Stock Beneficially Owned			Ownership Percentage
Name	Voting Common Stock	Non-Voting Common Stock	Non-Voting Preferred Stock	Voting Common Stock	Non-Voting Common Stock	Non-Voting Preferred Stock
Apollo(1)(2)	—	31,387,726	15,352,275	—%	99%	99%
TPG(2)(3)	—	31,387,726	15,352,275	—	99	99
Hamlet Holdings(4)	10	—	—	100	—	—
Charles L. Atwood	—	—	—	—	*	*
Jeffrey Benjamin(1)	—	—	—	—	—	—
David Bonderman(3)(4)	—	—	—	17	—	—
Anthony Civale(1)	—	—	—	—	—	—
Jonathan Coslet(3)(4)	—	—	—	17	—	—
Kelvin Davis(3)	—	—	—	—	—	—
Jonathan S. Halkyard	—	11,546.41	5,647.54	—	*	*
Jeanne P. Jackson	—	—	—	—	—	—
Thomas M. Jenkin	—	14,958.53	7,316.47	—	*	*
Gary W. Loveman(5)	—	233,863.76	49,269.14	—	*	*
John W. R. Payne	—	7,108.78	3,477.02	—	*	*
Karl Peterson(3)	—	—	—	—	—	—
Eric Press(1)	—	—	—	—	—	—
Marc Rowan(1)(4)	—	—	—	17	—	—
Lynn C. Swann	—	—	—	—	—	—
J. Carlos Tolosa	—	29,547.71	14,452.29	—	*	*
Christopher J. Williams	—	—	—	—	—	—
All directors and executive officers as a group(4)(6)	10	312,266.15	87,617.07	50	1	*

*	Indicates less than 1%

(1)	Includes all of the non-voting capital stock held by Apollo Hamlet Holdings, LLC and Apollo Hamlet Holdings B, LLC. Each of Apollo Hamlet Holdings, LLC and Apollo Hamlet Holdings B, LLC is an affiliate of, and is controlled by, affiliates of Apollo. Each of Messrs. Civale, Press and Rowan may be deemed to be a beneficial owner of these interests due to his status as an employee of or consultant to Apollo, and each such person disclaims beneficial ownership of any such interests in which he does not have a pecuniary interest. The address of Messrs. Benjamin, Civale, Press and Rowan and Apollo is c/o Apollo Global Management, LLC, 9 West 57th Street, New York, New York 10019.

(2)	Includes all of the non-voting capital stock held by certain co-investors, the disposition of which will be jointly controlled by Apollo and TPG.

(3)	Includes all of the non-voting capital stock held by TPG Hamlet Holdings, LLC and TPG Hamlet Holdings B, LLC. Each of TPG Hamlet Holdings, LLC and TPG Hamlet Holdings B, LLC is an affiliate of, and is controlled by, affiliates of TPG. Each of Messrs. Bonderman, Coslet, Davis and Peterson may be deemed to be a beneficial owner of these interests due to his status as an employee of TPG, and each such person disclaims beneficial ownership of any such interests in which he does not have a pecuniary interest. The address of Messrs. Bonderman, Coslet, Davis and Peterson and TPG is c/o TPG Capital, LP, 345 California Street, Suite 3300, San Francisco, California 94104.

(4)	The members of Hamlet Holdings are Leon Black, Joshua Harris, Marc Rowan, each of whom is affiliated with Apollo, and David Bonderman, James Coulter and Jonathan Coslet, each of whom is affiliated with TPG. Each member holds approximately 17% of the limited liability company interests of Hamlet Holdings.

(5)	Includes 133,133 non-voting common shares that may be acquired within 60 days pursuant to outstanding stock options.

(6)	The address of each of our named executive officers is c/o Harrah’s Entertainment, Inc., One Caesars Palace Drive, Las Vegas, Nevada 89109.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

One of our former directors, Stephen F. Bollenbach was Co-Chairman and Chief Executive Officer of Hilton Hotels Corporation. We own a 50% interest in Windsor Casino Limited, which operates Casino Windsor in Ontario, Canada. A subsidiary of Hilton Hotels owns the other 50% of Windsor Casino Limited.

On March 5, 2009, Hamlet Tender, LLC and Hamlet FW LLC, and/or one or more additional investment vehicles formed or to be formed by Apollo and TPG and certain other co-investors launched a $250 million cash tender offer for up to approximately $676 million aggregate principal amount of the 10% Second-Priority Senior Secured Notes due 2015 and 2018 of Harrah’s Operating Company, Inc. Hamlet Tender, LLC and Hamlet FW LLC were formed and are controlled by affiliates of Apollo and TPG.

Other than as noted above, there were no reportable relationships or transactions for 2008.

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

The Board of Directors of the Company was initially comprised of at least nine (9) directors, (i) four (4) of whom were designated by the Apollo Members and (ii) four (4) of whom were designated by the TPG Members, and (iii) one (1) of whom shall be the chairman. As ownership in the Company by either of the Sponsors decreases, the stockholders’ agreement provides for the reduction in the number of directors each of the Apollo Members or TPG Members can designate.

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

Director Independence

As of March 13, 2009, our Board of Directors is composed of Jeffrey Benjamin, David Bonderman, Anthony Civale, Jonathan Coslet, Kelvin Davis, Jeanne P. Jackson, Gary Loveman, Karl Peterson, Eric Press, Marc Rowan, Lynn C. Swann and Christopher J. Williams. Though not formally considered by our Board given that our securities are no longer registered or traded on any national securities exchange, based upon the listing standards of the New York Stock Exchange, the national securities exchange upon which our common stock was listed prior to the Merger, we do not believe that Messrs. Benjamin, Bonderman, Civale, Coslet, Davis, Loveman, Peterson, Press or Rowan would be considered independent because of their relationships with certain affiliates of the funds and other entities which hold 100% of our outstanding voting common stock, and other relationships with us.

ITEM 14.	Principal Accountant Fees and Services.

FEES PAID TO DELOITTE & TOUCHE LLP

The following table summarizes the aggregate fees paid or accrued by the Company to Deloitte & Touche LLP during 2008 and 2007:

	2008	2007
	(in thousands)
Audit Fees (a)	$6,559	$7,407
Audit-Related Fees (b)	306	561
Tax Fees (c)	181	165
All Other Fees	—	—

Total	$7,046	$8,133

(a)	Audit Fees—Fees for audit services billed in 2008 and 2007 consisted of:

•	Audit of the Company’s annual financial statements, including the audits of the various subsidiaries conducting gaming operations as required by the regulations of the respective jurisdictions;

•	Sarbanes-Oxley Act, Section 404 attestation services;

•	Reviews of the Company’s quarterly financial statements; and

•	Comfort letters, statutory and regulatory audits, consents and other services related to Securities and Exchange Commission (“SEC”) matters.

(b)	Audit-Related Fees—Fees for audit-related services billed in 2008 and 2007 consisted of:

•	Quarterly revenue and compliance audits performed at certain of our properties as required by state gaming regulations;

•	Internal control reviews;

•	Employee benefit plan audits; and

•	Agreed-upon procedures engagements.

(c)	Tax Fees—Fees for tax services paid in 2008 and 2007 consisted of tax compliance and tax planning and advice:

•

Fees for tax compliance services totaled $20,000 and $12,000 in 2008 and 2007, respectively. Tax compliance services are services rendered based upon facts already in existence or transactions that have already occurred to document, compute, and obtain government approval for amounts to be included in tax filings and consisted of:

i. Federal, state and local income tax return assistance

ii. Requests for technical advice from taxing authorities

iii. Assistance with tax audits and appeals

•

Fees for tax planning and advice services totaled $161,000 and $153,000 in 2008 and 2007, respectively. Tax planning and advice are services rendered with respect to proposed transactions or that alter a transaction to obtain a particular tax result. Such services consisted of:

i. Tax advice related to structuring certain proposed mergers, acquisitions and disposals

ii. Tax advice related to the alteration of employee benefit plans

iii. Tax advice related to an intra-group restructuring

		2008	2007
Memo:	Ratio of Tax Planning and Advice Fees and All Other Fees to Audit Fees, Audit-Related Fees and Tax Compliance Fees	0.02:1	0.02:1

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

The services performed by Deloitte & Touche LLP in 2008 and 2007 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee at its February 26, 2003, meeting, and amended at its April 15, 2004, meeting. This policy describes the permitted audit, audit-related, tax and other services that Deloitte & Touche may perform. Any requests for audit services must be submitted to the Audit Committee for specific pre-approval and cannot commence until such approval has been granted. Except for such services which fall under the de minimis provision of the pre-approval policy, any requests for audit-related, tax or other services also must be submitted to the Audit Committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chairperson of the Audit Committee. The Chairperson must update the Audit Committee at the next regularly scheduled meeting of any services that were granted specific pre-approval.

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

No fees were approved under the de minimis provision in 2008 or 2007.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

(a) 1. Financial statements of the Company (including related notes to consolidated financial statements) filed as part of this report are listed below:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2007 and 2006.

Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005.

2.	Schedules for the years ended December 31, 2007, 2006 and 2005, are as follows:

Schedule II—Consolidated valuation and qualifying accounts.

Schedules I, III, IV, and V are not applicable and have therefore been omitted.

3.	Exhibits

Exhibit Number	Exhibit Description

3.1	Amended Certificate of Incorporation of Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-8 filed January 31, 2008.)

3.2	Bylaws of Harrah’s Entertainment, Inc., as amended on January 28, 2008. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed February 1, 2008.)

3.3	Restated Certificate of Incorporation of Harrah’s Operating Company, Inc. (f/k/a Embassy Suites, Inc.), as amended. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-4 filed October 29, 2008.)

*3.4	Certificate of Amendment of Restated Certificate of Incorporation of Harrah’s Operating Company, Inc.

3.5	Bylaws of Harrah’s Operating Company, Inc., as amended. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-4 filed October 29, 2008.)

4.1	Certificate of Designation of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated January 28, 2008. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-8 filed January 31, 2008.)

4.2	Indenture, dated as of December 18, 1998, among Harrah’s Operating Company, Inc. as obligor, Harrah’s Entertainment, Inc., as Guarantor, and IBJ Schroder Bank & Trust Company, as Trustee relating to the 7 1/2% Senior Notes Due 2009. (Incorporated by reference to the exhibit to the Registration Statement on Form S-3 of Harrah’s Entertainment, Inc. and Harrah’s Operating Company, Inc., File No. 333-69263, filed December 18, 1998.)

4.3	Indenture, dated as of November 9, 1999 between Park Place Entertainment Corp., as Issuer, and Norwest Bank Minnesota, N.A., as Trustee relating to the 8.5% Senior Notes due 2006 and 8.875% Senior Subordinated Notes due 2008. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.4	Officers’ Certificate, dated as of September 12, 2000 with respect to the 8.875% Senior Subordinated Notes due 2008. (Incorporated by reference to the exhibit to Park Place Entertainment Corporation’s Current Report on Form 8-K, filed September 19, 2000.)

4.5	First Supplemental Indenture, dated as of June 13, 2005, to Indenture dated as of November 9, 1999, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 8.5% Senior Notes due 2006 and the 8.875% Senior Subordinated Notes due 2008. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.6	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of November 9, 1999, as supplemented by certain Officers’ Certificates dated as of November 9, 1999 and September 12, 2000, and as further amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 8.5% Senior Notes due 2006 and the 8.875% Senior Subordinated Notes due 2008. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

Exhibit Number	Exhibit Description

4.7	Indenture, dated as of January 29, 2001, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and Bank One Trust Company, N.A., as Trustee, relating to the 8.0% Senior Notes Due 2011. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

4.8	Indenture, dated as of May 14, 2001, between Park Place Entertainment Corp., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-62508, filed June 7, 2001.)

4.9	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of May 14, 2001, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.10	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of May 14, 2001, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.11	Indenture, dated as of August 22, 2001, between Park Place Entertainment Corp., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7.50% Senior Notes due 2009. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-69838, filed September 21, 2001.)

4.12	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of August 22, 2001, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7.50% Senior Notes due 2009. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.13	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of August 22, 2001, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7.50% Senior Notes due 2009. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.14	Indenture, dated as of March 14, 2002, between Park Place Entertainment Corp., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-86142, filed April 12, 2002.)

4.15	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of March 14, 2002, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.16	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of March 14, 2002, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.17	Indenture, dated as of April 11, 2003, between Park Place Entertainment Corp., as Issuer, and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-104829, filed April 29, 2003.)

4.18	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of April 11, 2003, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

Exhibit Number	Exhibit Description

4.19	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, to the Indenture, dated as of April 11, 2003, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.20	Indenture, dated as of December 11, 2003, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.375% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

4.21	Indenture, dated as of June 25, 2004, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.50% Senior Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

4.22	Indenture, dated as of February 9, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Senior Floating Rate Notes due 2008. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)

4.23	Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.24	First Supplemental Indenture, dated as of September 9, 2005, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Registration Statement on Form S-3/A of Harrah’s Entertainment, Inc., File No. 333-127210, filed September 19, 2005.)

4.25	Second Supplemental Indenture, dated as of January 8, 2008, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

4.26	Third Supplemental Indenture, dated as of January 28, 2008, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed January 28, 2008)

4.27	Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed June 3, 2005.)

4.28	First Supplemental Indenture, dated as of August 19, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Harrah’s Entertainment, Inc., File No. 333-127840, filed August 25, 2005.)

4.29	Second Supplemental Indenture, dated as of September 28, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed October 3, 2005.)

4.30	Indenture dated as of September 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.75% Senior Notes due 2017. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed October 3, 2005.)

Exhibit Number	Exhibit Description

4.31	Indenture, dated as of June 9, 2006, between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 14, 2006.)

4.32	Officers’ Certificate, dated as of June 9, 2006, pursuant to Sections 301 and 303 of the Indenture dated as of June 9, 2006 between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 14, 2006.)

4.33	Indenture, dated as of February 1, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, relating to the 10.5% Senior Cash Pay Notes due 2016 and 10.5%/11.5% Senior Toggle Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed February 4, 2008.)

4.34	First Supplemental Indenture, dated as of June 12, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, relating to the 10.5% Senior Cash Pay Notes due 2016 and 10.5%/11.5% Senior Toggle Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

4.35	Indenture, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as Trustee, relating to the 10.00% Second-Priority Senior Secured Notes due 2018 and 10.00% Second-Priority Senior Secured Notes due 2015. (Incorporated by reference to the exhibit filed with Company’s Registration Statement on Form S-4/A, filed December 24, 2008.)

4.36	Registration Rights Agreement, dated as of February 1, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein), Citigroup Global Markets Inc., Banc of America Securities LLC, Credit Suisse Securities (USA), LLC, Deutsche Bank Securities, Inc., J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated as representatives of Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear, Sterns & Co., Inc., Goldman, Sachs & Co., Morgan Stanley & Co. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed February 4, 2008.)

4.37	Registration Rights Agreement, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., Citigroup Global Markets Inc., as lead dealer manager, and Banc of America Securities LLC, as joint dealer manager. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed December 30, 2008.)

4.38	Stockholders’ Agreement, dated as of January 28, 2008, by and among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC, Hamlet Holdings LLC and Harrah’s Entertainment, Inc., and, solely with respect to Sections 3.01 and 6.07, Apollo Investment Fund VI, L.P. and TPG V Hamlet AIV, L.P. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

4.39	Services Agreement, dated as of January 28, 2008, by and among Harrah’s Entertainment, Inc., Apollo Management VI, L.P., Apollo Alternative Assets, L.P. and TPG Capital, L.P. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

4.40	Management Investor Rights Agreement, dated as of January 28, 2008, by and among Harrah’s Entertainment, Inc., Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Hamlet Holdings LLC and the stockholders that are parties thereto (incorporated by reference to Exhibit 4.2 to Harrah’s Entertainment, Inc.’s Registration Statement on Form S-8 filed January 31, 2008)

10.1	Credit Agreement, dated as of January 28, 2008, by and among Hamlet Merger Inc., Harrah’s Operating Company, Inc. as Borrower, the Lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent and Collateral Agent, Deutsche Bank AG New York Branch, as Syndication Agent, and Citibank, N.A., Credit Suisse, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Credit Partners L.P., Morgan Stanley Senior Funding, Inc., and Bear Sterns Corporate Lending, Inc., as Co-Documentation Agents. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

Exhibit Number	Exhibit Description

10.2	Guaranty and Pledge Agreement, dated as of January 28, 2008, made by Hamlet Merger Inc. in favor of Bank of America, N.A., as Administrative Agent and Collateral Agent. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

*10.3	Intercreditor Agreement, dated as of January 28, 2008 by and among Bank of America, N.A. as administrative agent and collateral agent under the Credit Agreement, Citibank, N.A. as administrative agent under the Bridge-Loan Agreement and U.S. Bank National Association as Trustee under the Indenture.

*10.4	Intercreditor Agreement, dated as of December 24, 2008 among Bank of America, N.A. as Credit Agreement Agent, each Other First Priority Lien Obligations Agent from time to time, U.S. Bank National Association as Trustee and each collateral agent for any Future Second Lien Indebtedness from time to time.

10.5	Senior Unsecured Interim Loan Agreement, dated as of January 28, 2008, by and among Harrah’s Operating Company, Inc., as Borrower, the Lenders party thereto from time to time, Citibank, N.A., as Administrative Agent, Deutsche Bank AG New York Branch, as Syndication Agent, Banc of America Bridge LLC, Credit Suisse, Cayman Islands Branch, JPMorgan Chase Bank, N.A., and Merrill Lynch Capital Corporation, as Co-Documentation Agents, Citigroup Global Markets Inc., Deutsche Bank Securities, Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Bookrunners and Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., as Joint Lead Arrangers. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

10.6	Amended and Restated Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Propco, LLC, Harrah’s Atlantic City Propco, LLC, Rio Propco, LLC, Flamingo Las Vegas Propco, LLC, Paris Las Vegas Propco, LLC and Harrah’s Laughlin Propco, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.7	Amended and Restated First Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 1, LLC, Harrah’s Atlantic City Mezz 1, LLC, Rio Mezz 1, LLC, Flamingo Las Vegas Mezz 1, LLC, Paris Las Vegas Mezz 1, LLC and Harrah’s Laughlin Mezz 1, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.8	Amended and Restated Second Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 2, LLC, Harrah’s Atlantic City Mezz 2, LLC, Rio Mezz 2, LLC, Flamingo Las Vegas Mezz 2, LLC, Paris Las Vegas Mezz 2, LLC and Harrah’s Laughlin Mezz 2, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.9	Amended and Restated Third Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 3, LLC, Harrah’s Atlantic City Mezz 3, LLC, Rio Mezz 3, LLC, Flamingo Las Vegas Mezz 3, LLC, Paris Las Vegas Mezz 3, LLC and Harrah’s Lauglin Mezz 3, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.10	Amended and Restated Fourth Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 4, LLC, Harrah’s Atlantic City Mezz 4, LLC, Rio Mezz 4, LLC, Flamingo Las Vegas Mezz 4, LLC, Paris Las Vegas Mezz 4, LLC and Harrah’s Laughlin Mezz 4, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.11	Amended and Restated Fifth Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 5, LLC, Harrah’s Atlantic City Mezz 5, LLC, Rio Mezz 5, LLC, Flamingo Las Vegas Mezz 5, LLC, Paris Las Vegas 5, LLC and Harrah’s Laughlin Mezz 5, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

Exhibit Number	Exhibit Description

10.12	Amended and Restated Sixth Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 6, LLC, Harrah’s Atlantic City Mezz 6, LLC, Rio Mezz 6, LLC, Flamingo Las Vegas Mezz 6, LLC, Paris Las Vegas Mezz 6, LLC and Harrah’s Laughlin Mezz 6, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.13	Amended and Restated Seventh Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 7, LLC, Harrah’s Atlantic City Mezz 7, LLC, Rio Mezz 7, LLC, Flamingo Las Vegas Mezz 7, LLC, Paris Las Vegas Mezz 7, LLC and Harrah’s Laughlin Mezz 7, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.14	Amended and Restated Eighth Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 8, LLC, Harrah’s Atlantic City Mezz 8, LLC, Rio Mezz 8, LLC, Flamingo Las Vegas Mezz 8, LLC, Paris Las Vegas Mezz 8, LLC and Harrah’s Laughlin Mezz 8, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.15	Amended and Restated Ninth Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 9, LLC, Harrah’s Atlantic City Mezz 9, LLC, Rio Mezz 9, LLC, Flamingo Las Vegas Mezz 9, LLC, Paris Las Vegas Mezz 9, LLC and Harrah’s Laughlin Mezz 9, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

*†10.16	Employment Agreement, made as of January 28, 2008, and amended on March 13, 2009, by and between Harrah’s Entertainment, Inc. and Gary W. Loveman.

†10.17	Rollover Option Agreement, dated as of January 28, 2008, by and between Harrah’s Entertainment, Inc. and Gary W. Loveman. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

†10.18	Form of Employment Agreement between Harrah’s Operating Company, Inc. and Charles L. Atwood and J. Carlos Tolosa. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed April 11, 2008.)

†10.19	Form of Employment Agreement between Harrah’s Operating Company, Inc. and Jonathan S. Halkyard, Thomas M. Jenkin and John W. R. Payne. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed April 11, 2008.)

†10.20	Form of Severance Agreement entered into with Charles L. Atwood, Jonathan S. Halkyard, Thomas M. Jenkin, John W. R. Payne and J. Carlos Tolosa. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

10.21	Form of Indemnification Agreement entered into by Harrah’s Entertainment, Inc. and each of its directors and executive officers. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed October 6, 2008.)

†10.22	Financial Counseling Plan of Harrah’s Entertainment, Inc. as amended June 1996. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.23	Summary Plan Description of Executive Term Life Insurance Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

†10.24	Harrah’s Entertainment, Inc. 2005 Senior Executive Incentive Plan. (Incorporated by reference from Annex C to the Company’s Proxy Statement, filed March 4, 2004.)

†10.25	Harrah’s Entertainment, Inc. 2009 Senior Executive Incentive Plan, effective January 1, 2009. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed December 15, 2008.)

†10.26	The 2001 Restatement of the Harrah’s Entertainment, Inc. Savings And Retirement Plan, effective January 1, 2002. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.)

Exhibit Number	Exhibit Description

†10.27	First Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective January 1, 1997. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.28	Second Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective January 1, 2002. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.29	Third Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective November 24, 2003. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.30	Fourth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan executed December 22, 2003. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.31	Fifth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective January 1, 2005. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.32	Sixth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan adopted July 20, 2005. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.33	Seventh Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective August 30, 2005. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.34	Eighth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan adopted September 20, 2006. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.35	Ninth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan adopted November 7, 2006. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.36	Tenth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan executed December 29, 2006. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.37	Eleventh Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan executed July 11, 2008. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.38	Twelfth Amendment to 2001 Restatement of The Harrah’s Entertainment, Inc. Savings and Retirement Plan, effective as of February 9, 2009. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed February 13, 2009.)

10.39	Trust Agreement dated June 20, 2001 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.)

10.40	Escrow Agreement, dated February 6, 1990, by and between The Promus Companies Incorporated, certain subsidiaries thereof, and Sovran Bank, as escrow agent (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 1989.)

10.41	Amendment to Escrow Agreement dated as of October 29, 1993 among The Promus Companies Incorporated, certain subsidiaries thereof, and NationsBank, formerly Sovran Bank. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

10.42	Amendment, dated as of June 7, 1995, to Escrow Agreement among The Promus Companies Incorporated, certain subsidiaries thereof and NationsBank. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed June 15, 1995.)

Exhibit Number	Exhibit Description

10.43	Amendment, dated as of July 18, 1996, to Escrow Agreement between Harrah’s Entertainment, Inc. and NationsBank. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

10.44	Amendment, dated as of October 30, 1997, to Escrow Agreement between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc. and NationsBank. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed March 10, 1998, File No. 1-10410.)

10.45	Amendment to Escrow Agreement, dated April 26, 2000, between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A., Successor to Bank of America, N.A. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

10.46	Letter Agreement with Wells Fargo Bank Minnesota, N.A., dated August 31, 2000, concerning appointment as Escrow Agent under Escrow Agreement for deferred compensation plans. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

†10.47	Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement dated January 11, 2006 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

†10.48	Amendment to the Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement effective January 28, 2008 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

†10.49	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan, effective August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.50	Amendment and Restatement of Harrah’s Entertainment, Inc. Deferred Compensation Plan, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.51	Amendment and Restatement of Park Place Entertainment Corporation Executive Deferred Compensation Plan, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.52	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.53	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.54	First Amendment to the Amendment and Restatement of Harrah’s Entertainment, Inc. Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of February 9, 2009. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed February 13, 2009.)

†10.55	Harrah’s Entertainment, Inc. Management Equity Incentive Plan, as amended December 10, 2008. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed December 15, 2008.)

†10.56	Stock Option Grant Agreement dated February 27, 2008 between Gary W. Loveman and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.57	Stock Option Grant Agreement dated February 27, 2008 between Charles L. Atwood and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.58	Stock Option Grant Agreement dated February 27, 2008 between Jonathan S. Halkyard and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

Exhibit Number	Exhibit Description

†10.59	Stock Option Grant Agreement dated February 27, 2008 between J. Carlos Tolosa and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.60	Stock Option Grant Agreement dated February 27, 2008 between Thomas M. Jenkin and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.61	Form of Stock Option Grant Agreement dated July 1, 2008 between Harrah’s Entertainment, Inc. and each of Jeanne P. Jackson, Lynn C. Swann and Christopher J. Williams. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.62	Collateral Agreement, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc., the subsidiary pledgors party thereto and U.S. Bank National Association, as collateral agent. (Incorporated by reference to the exhibit filed with the Company’s Registration Statement on Form S-4/A, filed December 24, 2008.)

*12	Computation of Ratios.

14	Harrah’s Entertainment, Inc. Code of Business Conduct and Ethics for Principal Officers, adopted February 26, 2003. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 10, 2003.)

*21	List of subsidiaries of Harrah’s Entertainment, Inc.

*23	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 16, 2009

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 16, 2009.

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 16, 2009

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 16, 2009.

*99.1	Supplemental Discussion of Pro Forma Harrah’s Operating Company Results

*99.2	Description of Governmental Regulation.

*	Filed herewith

†	Management contract of compensatory plan or arrangement required to be filed as an exhibit to the Form pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRAH’S ENTERTAINMENT, INC.

March 16, 2009	By:	/s/ GARY W. LOVEMAN
Gary W. Loveman
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY BENJAMIN Jeffrey Benjamin	Director	March 16, 2009

/s/ DAVID BONDERMAN David Bonderman	Director	March 16, 2009

/s/ ANTHONY CIVALE Anthony Civale	Director	March 16, 2009

/s/ JONATHAN COSLET Jonathan Coslet	Director	March 16, 2009

/s/ KELVIN DAVIS Kelvin Davis	Director	March 16, 2009

/s/ JEANNE P. JACKSON Jeanne P. Jackson	Director	March 16, 2009

/s/ GARY W. LOVEMAN Gary W. Loveman	Director, Chairman of the Board, Chief Executive Officer and President	March 16, 2009

/s/ KARL PETERSON Karl Peterson	Director	March 16, 2009

/s/ ERIC PRESS Eric Press	Director	March 16, 2009

/s/ MARC ROWAN Marc Rowan	Director	March 16, 2009

Signature	Title	Date

/s/ LYNN C. SWANN Lynn C. Swann	Director	March 16, 2009

/s/ CHRISTOPHER J. WILLIAMS Christopher J. Williams	Director	March 16, 2009

/s/ JONATHAN S. HALKYARD Jonathan S. Halkyard	Senior Vice President, Chief Financial Officer and Treasurer	March 16, 2009

/s/ ANTHONY D. MCDUFFIE Anthony D. McDuffie	Senior Vice President, Controller and Chief Accounting Officer	March 16, 2009

Schedule II

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions from Reserves		Balance at End of Period
YEAR ENDED DECEMBER 31, 2008
Allowance for doubtful accounts
Current	$126.2	$85.9	$45.3	$(56.0	)(a)	$201.4

Long-term	$0.3	$—	$—	$—		$0.3

Liability to sellers under acquisition agreement (b)	$1.8	$—	$—	$(0.2)		$1.6

YEAR ENDED DECEMBER 31, 2007
Allowance for doubtful accounts
Current	$94.7	$135.3	$—	$(103.8	)(a)	$126.2

Long-term	$0.3	$—	$—	$—		$0.3

Liability to sellers under acquisition agreement (b)	$2.0	$—	$—	$(0.2)		$1.8

YEAR ENDED DECEMBER 31, 2006
Allowance for doubtful accounts
Current	$111.8	$71.8	$—	$(88.9	)(a)	$94.7

Long-term	$0.3	$—	$—	$—		$0.3

Liability to sellers under acquisition agreement (b)	$3.6	$—	$—	$(1.6)		$2.0

(a)	Uncollectible accounts written off, net of amounts recovered.

(b)	We acquired Players International, Inc., (“Players”) in March 2000. In 1995, Players acquired a hotel and land adjacent to its riverboat gaming facility in Lake Charles, Louisiana, for cash plus future payments to the seller based on the number of passengers boarding the riverboat casinos during a defined term. In accordance with the guidance provided by APB 16 regarding the recognition of liabilities assumed in a business combination accounted for as a purchase, Players estimated the net present value of the future payments to be made to the sellers and recorded that amount as a component of the total consideration paid to acquire these assets. Our recording of this liability in connection with the purchase price allocation process following the Players acquisition was originally reported in 2000. Our casino operations in Lake Charles sustained significant damage in late third quarter 2005 as a result of Hurricane Rita. As a result of hurricane damage, and upon the Company’s subsequent decision to scale back operations in Lake Charles and ultimately sell the property, the current and long-term portions of this obligation were written down in fourth quarter 2005; the credit was included in Discontinued operations on our Consolidated Statements of Operations. We sold Harrah’s Lake Charles in fourth quarter 2006. Prior to the sale, the current and long-term portions of this obligation were included in Liabilities held for sale on our Consolidated Balance Sheets. The remaining long-term portion of this liability is included in Deferred credits and other on our Consolidated Balance Sheets; the current portion of this obligation is included in Accrued expenses on our Consolidated Balance Sheets.