Form 10-Q
period 2009-03-31
HARRAHS ENTERTAINMENT INC
filed 2009-05-14
CIK 858339

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2009, the Registrant had 10 shares of voting Common Stock and 40,692,782 shares of non-voting Common Stock outstanding.

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

Results of operations for interim periods are not necessarily indicative of a full year of operations. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

	Successor
(In millions, except share amounts)	March 31, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$1,759.4	$650.5
Receivables, less allowance for doubtful accounts of $212.9 and $201.4	339.4	394.0
Deferred income taxes	143.1	157.6
Income tax receivable	27.4	5.5
Prepayments and other	237.9	216.4
Inventories	61.0	62.7

Total current assets	2,568.2	1,486.7

Land, buildings, riverboats and equipment	18,999.8	18,881.4
Less: accumulated depreciation	(782.1)	(614.3)

	18,217.7	18,267.1
Assets held for sale	7.3	49.3
Goodwill (Note 4)	4,902.2	4,902.2
Intangible assets (Note 4)	5,262.8	5,307.9
Investments in and advances to non-consolidated affiliates	29.3	30.4
Deferred costs and other	962.3	1,005.0

	$31,949.8	$31,048.6

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$262.7	$382.3
Accrued expenses	1,389.8	1,532.7
Current portion of long-term debt (Note 6)	376.2	85.6

Total current liabilities	2,028.7	2,000.6
Long-term debt (Note 6)	24,188.8	23,123.3
Deferred credits and other	584.6	669.1
Deferred income taxes	4,299.9	4,327.0

	31,102.0	30,120.0

Commitments and contingencies (Notes 6, 9 and 10)
Preferred stock; $0.01 par value; 40,000,000 shares authorized; 19,903,865 and 19,912,447 shares issued and outstanding (net of 31,668 and 23,088 shares held in treasury)	2,374.6	2,289.4

Stockholders’ deficit (Notes 3, 5 and 6)
Common stock, non-voting and voting; $0.01 par value; 80,000,020 shares authorized; 40,693,462 and 40,711,008 shares issued and outstanding (net of 64,748 and 47,201 shares held in treasury)	0.4	0.4
Additional paid-in capital	3,742.6	3,825.1
Accumulated deficit	(5,229.0)	(5,096.3)
Accumulated other comprehensive loss	(93.6)	(139.6)

Total Harrah’s Entertainment, Inc. Stockholders’ deficit	(1,579.6)	(1,410.4)
Non-controlling interests	52.8	49.6

Total deficit	(1,526.8)	(1,360.8)

	$31,949.8	$31,048.6

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Successor		Predecessor
(In millions)	Three Months Ended March 31, 2009	January 28, 2008 Through March 31, 2008	January 1, 2008 Through January 27, 2008
Revenues
Casino	$1,812.2	$1,465.7	$614.6
Food and beverage	370.9	301.3	118.4
Rooms	274.7	241.5	96.4
Management fees	13.4	12.1	5.0
Other	139.5	111.8	42.7
Less: casino promotional allowances	(356.0)	(291.9)	(117.0)

Net revenues	2,254.7	1,840.5	760.1

Operating expenses
Direct
Casino	993.3	776.6	340.6
Food and beverage	143.8	124.3	50.5
Rooms	52.0	50.4	19.6
Property general, administrative and other	504.3	409.9	178.2
Depreciation and amortization	172.4	124.2	63.5
Write-downs, reserves and recoveries	27.4	(158.8)	4.7
Project opening costs	2.0	2.8	0.7
Corporate expense	30.3	24.7	8.5
Merger and integration costs	0.2	17.0	125.6
Income on interests in non-consolidated affiliates	(0.2)	(0.7)	(0.5)
Amortization of intangible assets	43.8	32.3	5.5

Total operating expenses	1,969.3	1,402.7	796.9

Income/(loss) from operations	285.4	437.8	(36.8)
Interest expense, net of interest capitalized	(496.8)	(467.9)	(89.7)
Gains/(losses) on early extinguishments of debt	1.2	(211.3)	—
Other income, including interest income	8.5	7.7	1.1

Loss from continuing operations before income taxes	(201.7)	(233.7)	(125.4)
Benefit for income taxes	74.3	58.1	26.0

Loss from continuing operations, net of tax	(127.4)	(175.6)	(99.4)

Discontinued operations
(Loss)/income from discontinued operations	(0.1)	141.0	0.1
Provision for income taxes	—	(53.7)	—

(Loss)/income from discontinued operations, net	(0.1)	87.3	0.1

Net loss	(127.5)	(88.3)	(99.3)
Less: net (income)/loss attributable to non-controlling interests	(5.2)	1.4	(1.6)

Net loss attributable to Harrah’s Entertainment, Inc.	$(132.7)	$(86.9)	$(100.9)

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Successor		Predecessor
(In millions)	Three Months Ended March 31, 2009	January 28, 2008 Through March 31, 2008	January 1, 2008 Through January 27, 2008
Cash flows from operating activities
Net loss attributable to Harrah’s Entertainment, Inc.	$(132.7)	$(86.9)	$(100.9)
Adjustments to reconcile net loss to cash flows from operating activities:
Loss/(income) from discontinued operations, before income taxes	0.1	(141.0)	(0.1)
Income from insurance claims for hurricane damage	—	(185.4)	—
(Gains)/losses on early extinguishments of debt	(1.2)	211.3	—
Depreciation and amortization	276.8	200.1	104.9
Write-downs, reserves and recoveries	7.8	12.7	(0.1)
Other non-cash items	15.5	7.7	34.4
Share-based compensation expense	4.1	1.7	50.9
Deferred income taxes	(28.2)	(138.4)	(19.0)
Tax benefit from stock equity plans	—	—	42.6
Non-controlling interests’ share of net income/(loss)	5.2	(1.4)	1.6
Income on interests in non-consolidated affiliates	(0.2)	(0.8)	(0.5)
Net change in insurance receivables for hurricane damage	—	0.9	—
Returns on investment in non-consolidated affiliates	0.9	0.3	0.1
Insurance proceeds for hurricane losses	—	97.9	—
Net (gains)/losses from asset sales	(0.4)	0.1	(7.4)
Net change in long-term accounts	11.2	132.4	68.3
Net change in working capital accounts	(180.9)	371.3	(167.6)

Cash flows (used in)/provided by operating activities	(22.0)	482.5	7.2

Cash flows from investing activities
Land, buildings, riverboats and equipment additions	(128.3)	(229.6)	(117.4)
Insurance proceeds for hurricane losses for discontinued operations	—	83.3	—
Insurance proceeds for hurricane losses for continuing operations	—	98.1	—
Payment for Merger	—	(17,604.2)	—
Payments for businesses acquired, net of cash acquired	—	—	0.1
Proceeds from other asset sales	34.2	1.4	3.1
(Decrease)/increase in construction payables	(15.7)	13.0	(8.2)
Other	(3.9)	(3.1)	(1.7)

Cash flows used in investing activities	(113.7)	(17,641.1)	(124.1)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issue costs	1,354.3	20,972.1	11,316.3
Repayments under lending agreements	(103.1)	(6,922.1)	(11,288.8)
Early extinguishments of debt	(1.5)	(1,873.6)	(87.7)
Premiums paid on early extinguishments of debt	—	(235.6)	—
Scheduled debt retirements	(5.1)	—	—
Equity contribution from buyout	—	6,007.0	—
Non-controlling interests’ distributions, net of contributions	(2.0)	0.5	(1.6)
Proceeds from exercises of stock options	—	—	2.4
Excess tax benefit from stock equity plans	—	(50.5)	77.5
Other	2.1	7.1	(0.8)

Cash flows provided by financing activities	1,244.7	17,904.9	17.3

Cash flows from discontinued operations
Cash flows from operating activities	(0.1)	5.1	0.5

Cash flows (used in)/provided by discontinued operations	(0.1)	5.1	0.5

Net increase/(decrease) in cash and cash equivalents	1,108.9	751.4	(99.1)
Cash and cash equivalents, beginning of period	650.5	610.9	710.0

Cash and cash equivalents, end of period	$1,759.4	$1,362.3	$610.9

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE LOSS

(Notes 3, 5 and 6)

	Common Stock		Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling interests	Total	Comprehensive Loss
(In millions)	Shares Outstanding	Amount
Successor Balance – January 1, 2009	40.7	$0.4	$3,825.1	$(5,096.3)	$(139.6)	$49.6	$(1,360.8)
Net (loss)/income				(132.7)		5.2	(127.5)	$(127.5)
Share-based compensation expense			4.1				4.1
Stock payouts			(0.5)				(0.5)
Cumulative preferred stock dividends			(86.1)				(86.1)
Pension adjustment net of tax provision of $0.0					0.2		0.2	0.2
Reclassification of loss on derivative instrument from other comprehensive loss to net loss, net of tax provision of $0.1					0.2		0.2	0.2
Foreign currency translation adjustments, net of tax benefit of $0.5					(1.5)	0.1	(1.4)	(1.5)
Fair market value of swap agreements, net of tax provision of $29.4					54.0		54.0	54.0
Non-controlling interests’ distributions, net of contributions						(2.1)	(2.1)
Fair market value of interest rate cap agreements on commercial mortgage backed securities, net of tax benefit of $3.9					(6.9)		(6.9)	(6.9)

2009 Successor Comprehensive Loss								$(81.5)

Successor Balance – March 31, 2009	40.7	$0.4	$3,742.6	$(5,229.0)	$(93.6)	$52.8	$(1,526.8)

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2009

(UNAUDITED)

Note 1—Basis of Presentation and Organization

Harrah’s Entertainment, Inc. (“Harrah’s Entertainment,” the “Company,” “we,” “our” or “us,” and including our subsidiaries where the context requires) is a Delaware corporation. As of March 31, 2009, we own or manage 53 casinos, primarily under the Harrah’s, Caesars and Horseshoe brand names in the United States. Our casino entertainment facilities include 34 land-based casinos, 12 riverboat or dockside casinos, three managed casinos on Indian lands, one combination thoroughbred racetrack and casino, one combination greyhound racetrack and casino, one combination harness racetrack and casino and one managed casino in Canada. Our 34 land-based casinos include one in Uruguay, eleven in the United Kingdom, three in Egypt and one in South Africa. We view each property as an operating segment and aggregate all operating segments into one reporting segment.

On January 28, 2008, Harrah’s Entertainment was acquired by affiliates of Apollo Global Management, LLC (“Apollo”) and TPG Capital, LP (“TPG”) in an all cash transaction, hereinafter referred to as the “Merger.” Although Harrah’s Entertainment continued as the same legal entity after the Merger, the accompanying Consolidated Condensed Statement of Operations, the Consolidated Condensed Statement of Cash Flows and the Consolidated Condensed Statement of Comprehensive Loss for the three months ended March 31, 2008, are presented as the Predecessor period for the period preceding the Merger and as the Successor period for the period succeeding the Merger. As a result of the application of purchase accounting as of the Merger date, the consolidated condensed financial statements for the Successor period and the Predecessor period are presented on different bases and are, therefore, not comparable.

We have reclassified certain amounts for prior periods to conform to our 2009 presentation.

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

The following unaudited pro forma consolidated financial information assumes that the Merger was completed at the beginning of 2008.

(In millions)	First Quarter Ended March 31, 2008
Net revenues	$2,600.6

Loss from continuing operations, net of tax(1)	$(329.6)

Net loss attributable to Harrah’s Entertainment, Inc.	$(242.4)

(1)	Due to the January 1, 2009 adoption of a recent accounting pronouncement, certain 2008 amounts have been restated to conform to the 2009 presentation.

Pro forma results for the three months ended March 31, 2008, include non-recurring charges of $82.8 million related to the accelerated vesting of stock options, stock appreciation rights (“SARs”) and restricted stock and $59.8 million of other costs related to the Merger.

The unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had the Merger been completed at the beginning of the period, or of future results.

Note 3—Stock-Based Employee Compensation

In 2009, our share-based compensation expense consists primarily of time-based options and performance-based options that have been granted to management and other personnel and key service providers. Of the $4.1 million of compensation cost that was charged against income for the period ended March 31, 2009, $2.6 million is included in Corporate expense and $1.5 million is included in Property general, administrative and other in the Consolidated Condensed Statement of Operations. As of March 31, 2009, there was approximately $45.2 million of total unrecognized compensation cost related to stock option grants.

There was no material award activity in the three months ended March 31, 2009.

For the January 28, 2008, through March 31, 2008 period, $1.7 million of share-based compensation cost was charged against income, of which $1.3 million was included in Corporate expense and $0.4 million was included in Property general, administrative and other in the Consolidated Condensed Statement of Operations for that period.

In connection with the Merger, outstanding and unexercised stock options and stock appreciation rights, whether vested or unvested, and unvested restricted stock were cancelled and converted into the right to receive cash, accelerating the recognition of compensation costs of $82.8 million, which was included in Merger and integration costs in the Consolidated Condensed Statement of Operations in the period from January 1, 2008, through January 27, 2008 (Predecessor period).

Note 4—Goodwill and Other Intangible Assets

The following table sets forth changes in our goodwill for the quarter ended March 31, 2009.

(In millions)
Balance at December 31, 2008	$4,902.2
Additions or adjustments	—

Balance at March 31, 2009	$4,902.2

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets.

	March 31, 2009			December 31, 2008
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Trademarks	$7.8	$(1.8)	$6.0	$7.8	$(1.4)	$6.4
Gaming rights	42.8	(3.1)	39.7	42.8	(2.4)	40.4
Patented technology	93.6	(13.7)	79.9	93.5	(10.7)	82.8
Contract rights	128.2	(41.5)	86.7	128.8	(33.2)	95.6
Customer relationships	1,454.5	(146.6)	1,307.9	1,454.5	(115.2)	1,339.3

	$1,726.9	$(206.7)	1,520.2	$1,727.4	$(162.9)	1,564.5

Non-amortizing intangible assets:
Trademarks			2,043.0			2,043.1
Gaming rights			1,699.6			1,700.3

			3,742.6			3,743.4

Total			$5,262.8			$5,307.9

The aggregate amortization for the three months ended March 31, 2009, for those assets that are amortized under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 was $43.8 million. Estimated annual amortization expense for those assets for the years ending December 31, 2009, 2010, 2011, 2012 and 2013 is $175.4 million, $159.4 million, $155.8 million, $154.4 million and $152.1 million, respectively.

Note 5—Preferred and Common Stock

Preferred Stock

As of March 31, 2009, the authorized Preferred Stock shares are 40,000,000, par value $0.01 per share, stated value $100.00 per share.

On January 28, 2008, our Board of Directors adopted a resolution authorizing the creation and issuance of a series of preferred stock known as the Non-Voting Perpetual Preferred Stock. The number of shares constituting such series was 20,000,000.

On a quarterly basis, each share of non-voting preferred stock accrues dividends at a rate of 15.0% per annum, compounded quarterly. Dividends will be paid in cash, when, if, and as declared by the Board of Directors, subject to approval by relevant regulators. We currently do not expect to pay cash dividends. Dividends on Non-Voting Perpetual Preferred Stock are cumulative. As of March 31, 2009, such dividends in arrears are $383.8 million. Shares of the non-voting preferred stock rank prior in right of payment to the non-voting and voting common stock and are entitled to a liquidation preference.

Upon the occurrence of any liquidating event, each holder of non-voting preferred stock shall have the right to require the Company to repurchase each outstanding share of non-voting preferred stock before any payment or distribution shall be made to the holders of non-voting common stock, voting common stock or any other junior stock. After the payment to the holders of non-voting preferred stock of the full preferential amounts, the holders of non-voting preferred stock shall have no right or claim to any of the remaining assets of the Company. Non-voting preferred stock may be converted into non-voting common stock on a pro rata basis with the consent of the holders of a majority of the non-voting preferred stock. Neither the non-voting preferred stock nor the non-voting common stock have any voting rights.

Common Stock

As of March 31, 2009, the authorized common stock of the Company totaled 80,000,020 shares, consisting of 20 shares of voting common stock, par value $0.01 per share and 80,000,000 shares of non-voting common stock, par value $0.01 per share.

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

Note 6—Debt

Long-term debt consisted of the following:

(In millions)	As of March 31, 2009
Credit facilities
Term loans, 3.52% - 4.46% at March 31, 2009, maturities to 2015	$7,177.5
Revolving credit facility, 3.52% - 3.56% at March 31, 2009, maturity 2014	1,803.0
Subsidiary-guaranteed debt
10.75% Senior Notes due 2016, including senior interim loans of $342.6, 9.25% at March 31, 2009	4,542.7
10.75%/11.5% Senior PIK Toggle Notes due 2018, including senior interim loans of $99.7, 10.0% at March 31, 2009	1,229.1
Secured Debt
CMBS financing, 3.56% at March 31, 2009, maturity 2013	6,500.0
10.0% Second-Priority Senior Secured Notes, maturity 2018	544.6
10.0% Second-Priority Senior Secured Notes, maturity 2015	146.4
6.0%, maturity 2010	25.0
4.25%–6.0%, at March 31, 2009, maturities to 2035	4.3
Unsecured Senior Notes
7.5%, maturity 2009	0.8
5.5%, maturity 2010	325.2
8.0%, maturity 2011	47.9
5.375%, maturity 2013	203.5
7.0%, maturity 2013	0.7
5.625%, maturity 2015	585.3
6.5%, maturity 2016	441.0
5.75%, maturity 2017	376.4
Floating Rate Contingent Convertible Senior Notes, maturity 2024	0.2
Unsecured Senior Subordinated Notes
7.875%, maturity 2010	289.4
8.125%, maturity 2011	216.1
Other Unsecured Borrowings
LIBOR plus 4.5%, maturity 2010	23.5
5.3% special improvement district bonds, maturity 2037	69.7
Other, various maturities	1.3
Capitalized Lease Obligations
5.77%–10.0%, maturities to 2011	11.4

Total debt, net of unamortized discounts of $1,253.4 and premiums of $77.4	24,565.0
Current portion of long-term debt	(376.2)

$24,188.8

In January 2009, $5.1 million of our 7.5% Senior Notes matured and were retired, and $3.0 million, face amount, of our 8.125% Senior Subordinated Notes due in 2011 were purchased in the open market and retired. A gain of $1.2 million, representing discounts related to the early extinguishment of debt was recognized.

From time to time, we may retire portions of our outstanding debt in open market purchases, privately negotiated transactions or otherwise. These repurchases will be funded through available cash from operations and from our established debt programs. Such repurchases are dependent on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.

In July 2008, Harrah’s Operating Company (“HOC”), a wholly-owned subsidiary of Harrah’s Entertainment, Inc. made the permitted election under the Indenture governing its 10.75%/11.5% Senior Toggle Notes due 2018 and the Senior Unsecured Interim Loan Agreement (“Interim Loan Agreement”) dated January 28, 2008, to pay all interest due on January 28, and February 1, 2009, for the loan in-kind. A similar election was made in January 2009 to pay the interest due August 1, 2009, for the 10.75%/11.5% Senior Toggle Notes due 2018 in-kind, and in March 2009, the election was made to pay the interest due April 28, 2009, on the Interim Loan Agreement in-kind.

Credit Agreement

As of March 31, 2009, our senior secured credit facilities (the “Credit Facilities”) provide for senior secured financing of up to $9.18 billion, consisting of (i) senior secured term loan facilities in an aggregate principal amount of up to $7.18 billion maturing on January 28, 2015 and (ii) a senior secured revolving credit facility in an aggregate principal amount of $2.0 billion, maturing January 28, 2014, including both a letter of credit sub-facility and a swingline loan sub-facility. The Credit Facilities require scheduled quarterly payments on the term loans of $18.125 million each for six years and three quarters, with the balance paid at maturity. In addition, we may request one or more incremental term loan facilities and/or increase commitments under our revolving facility in an aggregate amount of up to $1.75 billion, subject to certain conditions and receipt of commitments by existing or additional financial institutions or institutional lenders. As of March 31, 2009, $8.98 billion in borrowings was outstanding under the Credit Facilities with an additional $0.2 billion committed to back letters of credit. After consideration of these borrowings and letters of credit, $17.9 million of additional borrowing capacity was available to the Company under the Credit Facilities as of March 31, 2009.

Borrowings under the Credit Facilities bear interest at a rate equal to the then-current LIBOR rate or at a rate equal to the alternate base rate, in each case plus an applicable margin. In addition, on a quarterly basis, we are required to pay each lender (i) a commitment fee in respect of any unused commitments under the revolving credit facility and (ii) a letter of credit fee in respect of the aggregate face amount of outstanding letters of credit under the revolving credit facility. As of March 31, 2009, the Credit Facilities bore interest based upon 300 basis points over LIBOR for the term loans and a portion of the revolver loan and 200 basis points over the alternate base rate for the remainder of the revolver loan and bore a commitment fee for unborrowed amounts of 50 basis points.

Exchange Offers Subsequent to March 2009

On April 15, 2009, HOC completed private exchange offers to exchange approximately $3.6 billion aggregate principal amount of new 10.0% Second-Priority Senior Secured Notes due 2018 for approximately $5.4 billion principal amount of its outstanding debt due between 2010 and 2018. The new notes are guaranteed by Harrah’s Entertainment and are secured on a second-priority lien basis by substantially all of HOC’s and its subsidiaries’ assets that secure the senior secured credit facilities. In addition to the exchange offers, a subsidiary of Harrah’s Entertainment paid approximately $97 million to purchase for cash certain notes of HOC with an aggregate principal amount of approximately $523 million maturing between 2015 and 2017. The notes purchased pursuant to this tender offer will remain outstanding for HOC but will reduce Harrah’s Entertainment’s outstanding debt on a consolidated basis. Additionally, HOC paid approximately $4.8 million in cash to purchase notes of approximately $24 million aggregate principal amount from retail holders that were not eligible to participate in the exchange offers.

As a of result of the exchange offers, we will record a pretax gain in the second quarter of 2009 of approximately $4 billion arising from this early extinguishment of debt and will recognize a deferred tax liability of approximately $1.4 billion related to the gain.

As a result of the receipt of the requisite consent of lenders having loans made under the Interim Loan Agreement representing more than 50% of the sum of all loans outstanding under the Interim Loan Agreement, waivers or amendments of certain provisions of the Interim Loan Agreement to permit HOC, from time to time, to buy back loans at prices below par from specific lenders in the form of voluntary prepayments of the loans by HOC on a non-pro rata basis are now operative. Included in the exchanged debt discussed above are approximately $297 million of 10.0% Second-Priority Senior Secured Notes that were exchanged for approximately $442 million principal amount of loans surrendered in the exchange offer for loans outstanding under the Interim Loan Agreement. As a result of these transactions, all loans outstanding under the Interim Loan Agreement have been retired.

Under the American Recovery and Reinvestment Act of 2009 (“the Act”), the Company will receive temporary relief under the Delayed Recognition of Cancellation of Debt Income (“CODI”) rules. The Act contains a provision that allows for a five-year deferral of CODI for debt reacquired in 2009, followed by recognition of CODI ratably over the succeeding five years. The provision applies for specified types of repurchases, including the acquisition of a debt instrument for cash and the exchange of one debt instrument for another.

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

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of March 31, 2009, we have ten interest rate swap agreements for notional amounts totaling $6.5 billion. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. The major terms of the interest rate swap agreements are as follows.

Effective Date	Notional Amount	Fixed Rate Paid	Variable Rate Received as of March 31, 2009	Next Reset Date	Maturity Date
	(In millions)
April 25, 2007	$200	4.898%	1.159%	April 27, 2009	April 25, 2011
April 25, 2007	200	4.896%	1.159%	April 27, 2009	April 25, 2011
April 25, 2007	200	4.925%	1.159%	April 27, 2009	April 25, 2011
April 25, 2007	200	4.917%	1.159%	April 27, 2009	April 25, 2011
April 25, 2007	200	4.907%	1.159%	April 27, 2009	April 25, 2011
September 26, 2007	250	4.809%	1.159%	April 27, 2009	April 25, 2011
September 26, 2007	250	4.775%	1.159%	April 27, 2009	April 25, 2011
April 25, 2008	1,000	4.172%	1.159%	April 27, 2009	April 25, 2012
April 25, 2008	2,000	4.276%	1.159%	April 27, 2009	April 25, 2013
April 25, 2008	2,000	4.263%	1.159%	April 27, 2009	April 25, 2013

Until February 15, 2008, none of our interest rate swap agreements were designated as hedging instruments; therefore, gains or losses resulting from changes in the fair value of the swaps were recognized in earnings in the period of the change. On February 15, 2008, eight of our interest rate swap agreements for notional amounts totaling $3.5 billion were designated as cash flow hedging instruments, and on April 1, 2008 the remaining swap agreements were designated as cash flow hedging instruments. Upon designation as cash flow hedging instruments, only any measured ineffectiveness is recognized in earnings in the period of change. Interest rate swaps increased our first quarter 2009 and 2008 interest expense by $43.2 million and $145.5 million, respectively.

Additionally, on January 28, 2008, we entered into an interest rate cap agreement to partially hedge the risk of future increases in the variable rate of the commercial mortgage backed securities (“CMBS”) financing. The interest rate cap agreement, which was effective January 28, 2008, and terminates February 13, 2013, is for a notional amount of $6.5 billion at a LIBOR cap rate of 4.5%. The interest rate cap was designated as a cash flow hedging instrument on May 1, 2008. For the three months ended March 31, 2008, a credit of $98.6 million, representing the change in the fair value, is included in Interest expense in our Consolidated Condensed Statement of Operations. The change in the fair value of the interest rate cap did not impact interest expense for the three months ended March 31, 2009.

Note 7—Fair Value Measurements

We adopted the required provisions of SFAS No. 157, “Fair Value Measurements,” on January 1, 2008. SFAS No. 157 outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures.

Financial Accounting Standards Board (“FASB”) Staff Position 157-2, “Effective Date of FASB Statement No. 157,” defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). We adopted the provisions of SFAS No. 157 for non-recurring measurements made for non-financial assets and non-financial liabilities on January 1, 2009. Goodwill and certain other non-amortizing intangible assets were tested for impairment during fourth quarter 2008. As a result of that testing, goodwill and certain other non-amortizing intangible assets were adjusted to their fair values; however, we did not apply the provisions of SFAS No. 157 to these non-financial assets in accordance with the delayed adoption date for FASB Staff Position 157-2. See Note 4 Goodwill and Other Intangible Assets for more information.

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

Items Measured at Fair Value on a Recurring Basis

In accordance with the fair value hierarchy described in SFAS No. 157, the following table shows the fair value of our financial assets and financial liabilities that are required to be measured at fair value as of March 31, 2009.

(In millions)	Balance at March 31, 2009	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$936.4	$936.4	$—	$—
Derivative instrument	21.4	—	21.4	—
Investments	37.4	37.4	—	—
Liabilities:
Derivative instruments	(252.0)	—	(252.0)	—

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

Investments – Investments are primarily debt and equity securities that are traded in active markets, have readily determined market values and utilize Level 1 inputs. These investments are included in Prepayments and other in the Consolidated Condensed Balance Sheets.

Note 8—Supplemental Cash Flow Disclosures

Cash Paid for Interest and Taxes

The following table reconciles our Interest expense, net of interest capitalized, per the Consolidated Condensed Statements of Operations, to cash paid for interest:

	Successor	Successor	Predecessor
(In millions)	Three Months Ended March 31, 2009	January 28, 2008 Through March 31, 2008	January 1, 2008 Through January 27, 2008
Interest expense, net of interest capitalized	$496.8	$467.9	$89.7
Adjustments to reconcile to cash paid for interest:
Net change in accruals	148.2	(207.0)	8.7
Amortization of deferred finance charges	(25.9)	(16.7)	(0.8)
Net amortization of discounts and premiums	(30.9)	(23.3)	2.9
Amortization of other comprehensive income	(0.4)	(0.1)	(0.1)
Rollover of PIK interest into principal	(79.1)	—	—
Change in accrual (related to PIK)	(34.2)	—
Change in fair value of interest rate swaps	—	(102.7)	(39.2)

Cash paid for interest, net of amount capitalized	$474.5	$118.1	$61.2

Cash payments of income taxes, net	$1.8	$11.8	$1.0

Note 9—Commitments and Contingent Liabilities

Contractual Commitments

We continue to pursue additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties and development completion guarantees.

The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments, pursuant to these contracts for the three managed Indian-owned facilities now open, which extend for periods of up to 56 months from March 31, 2009, is $1.2 million. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.

In February 2008, we entered into an agreement with the State of Louisiana whereby we extended our guarantee of an annual payment obligation of JCC, our wholly-owned subsidiary, of $60 million owed to the State of Louisiana. The guarantee was extended for one year to end March 31, 2011.

In addition to the guarantees discussed above, as of March 31, 2009, we had commitments and contingencies of $1,582.1 million, including construction-related commitments.

Severance Agreements

As of March 31, 2009, we have severance agreements with 18 of our executives, which provide for payments to the executives in the event of their termination after a change in control, as defined. These agreements provide, among other things, for a compensation payment of 1.5 to 3.0 times the executive’s average annual compensation, as defined. The estimated amount, computed as of March 31, 2009, that would be payable under the agreements to these executives aggregated approximately $39.1 million. The estimated amount that would be payable to these executives does not include an estimate for the tax gross-up payment, provided for in the agreements, that would be payable to the executive if the executive becomes entitled to severance payments, which are subject to federal excise tax imposed on the executive. These severance agreements terminate February 1, 2010.

Employment Agreements

We entered into an employment agreement with one executive that replaced his severance agreement as of January 28, 2008. The employment agreement provides for payments to the executive in the event of his termination after a change in control, as defined, and provides for, among other things, a compensation payment of 3.0 times the executive’s average annual compensation, as defined. The estimated amount, computed as of March 31, 2009, that would be payable under the agreement to the executive based on the compensation payment aggregated approximately $15.8 million. The estimated amount that would be payable to the executive does not include an estimate for the tax gross-up payment, provided for in the agreement, that would be payable to the executive if the executive becomes entitled to severance payments which are subject to federal excise tax imposed on the executive.

Self-Insurance

We are self-insured for various levels of general liability, workers’ compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims.

Note 10—Litigation

Certain of our legal proceedings are reported in our Annual Report on Form 10-K for the year ended December 31, 2008, with material developments since that report described below.

Litigation Related to the December 2008 Exchange Offer

On January 9, 2009, S. Blake Murchison and Willis Shaw filed a purported class action lawsuit in the United States District Court for the District of Delaware, Civil Action No. 09-00020-SLR, against Harrah’s Entertainment, Inc., and its board of directors, and Harrah’s Operating Company, Inc. The lawsuit was amended on March 4, 2009, alleging that the bond exchange offer that closed on December 24, 2008, wrongfully impaired the rights of bondholders. The amended complaint alleges, among others, breach of the bond indentures, violation of the Trust Indenture Act of 1939, equitable rescission, and liability claims against the members of the board. The amended complaint seeks, among other relief, class certification of the lawsuit, declaratory relief that the alleged violations occurred, unspecified damages to the class, and attorneys’ fees. On April 30, 2009, the defendants filed a motion to dismiss the amended complaint, which is currently pending before the court.

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

We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. As a large taxpayer, we are under continual audit by the Internal Revenue Service (“IRS”) on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next twelve months. We are participating in the IRS’s Compliance Assurance Program for the 2007 and 2008 tax years. This program accelerates the examination of key transactions with the goal of resolving any issues before the tax return is filed. Our 2006 federal income tax return is currently being examined by the IRS in a traditional audit process. Our 2004, 2005, and 2007 federal income tax years have reached the IRS appeals stage of the audit process.

We also are subject to exam by various state and foreign tax authorities, although tax years prior to 2004 are generally closed as the statutes of limitations have lapsed. However, various subsidiaries are still being examined by the New Jersey Division of Taxation for tax years beginning with 1999.

We classify reserves for tax uncertainties within Accrued expenses and Deferred credits and other in our Consolidated Condensed Balance Sheets, separate from any related income tax payable or deferred income taxes. In accordance with FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), reserve amounts relate to any uncertain tax position, as well as potential interest or penalties associated with those items.

Note 12—Insurance Proceeds Related to Hurricane-Damaged Properties

In first quarter 2008, we entered into a settlement agreement with our insurance carriers related to the remaining unsettled claims associated with damages incurred in Mississippi from Hurricane Katrina in 2005, and the final payment of $338.1 million was received in first quarter. Insurance proceeds exceeded the net book value of the impacted assets and costs and expenses that were reimbursed under our business interruption claims, and the excess is recorded as income in the line item, Write-downs, reserves and recoveries, for properties included in continuing operations and in the line item, (Loss)/income from discontinued operations, for properties included in discontinued operations. We recorded $185.4 million in the Successor period from January 28, 2008 through March 31, 2008, for insurance proceeds included in Write-downs, reserves and recoveries and $141.0 million in the Successor period from January 28, 2008 through March 31, 2008, and $0.1 million in the Predecessor period from January 1, 2008 through January 27, 2008, for insurance proceeds included in Discontinued operations in our Consolidated Condensed Statements of Operations.

Note 13—Related Party Transactions

In connection with the Merger, Apollo/TPG and their affiliates entered into a services agreement with Harrah’s Entertainment relating to the provision of financial and strategic advisory services and consulting services. We paid Apollo/TPG a one-time transaction fee of $200 million for structuring the Merger and debt financing negotiations. This amount was included in the overall purchase price of the Merger. In addition, we pay a monitoring fee for management services and advice. Fees for the three months ended March 31, 2009 were $7.3 million and $5.2 million for the period January 28, 2008 through March 31, 2008, which are included in Corporate expense in our Consolidated Condensed Statements of Operations for the applicable Successor periods. We also reimburse Apollo/TPG for expenses that they incur related to the management services.

Note 14—Consolidating Financial Information of Guarantors and Issuers

As of March 31, 2009, HOC is the issuer of certain debt securities that have been guaranteed by Harrah’s Entertainment and certain subsidiaries of HOC. The following consolidating schedules present condensed financial information for Harrah’s Entertainment, the parent and guarantor; HOC, the subsidiary issuer; guarantor subsidiaries of HOC; and non-guarantor subsidiaries of Harrah’s Entertainment and HOC, which includes the CMBS properties, as of March 31, 2009, and December 31, 2008, and for the Successor companies for the three months ended March 31, 2009, and the period January 28, 2008 through March 31, 2008, and for the Predecessor companies for the period from January 1, 2008 through January 27, 2008.

In connection with the CMBS financing for the Merger, HOC spun off to Harrah’s Entertainment the following casino properties and related operating assets: Harrah’s Las Vegas, Rio, Flamingo Las Vegas, Harrah’s Atlantic City, Showboat Atlantic City, Harrah’s Lake Tahoe, Harveys Lake Tahoe and Bill’s Lake Tahoe. Upon receipt of regulatory approvals that were requested prior to the closing of the Merger, in May 2008, Paris Las Vegas and Harrah’s Laughlin and their related operating assets were spun out of HOC to Harrah’s Entertainment and Harrah’s Lake Tahoe, Harveys Lake Tahoe, Bill’s Lake Tahoe and Showboat Atlantic City and their related operating assets were transferred to HOC from Harrah’s Entertainment. We refer to the May spin-off and transfer as the “Post-Closing CMBS Transaction.” The financial information included in this section reflects ownership of the CMBS properties pursuant to the spin-off and transfer of the Post-Closing CMBS Transaction.

HARRAH’S ENTERTAINMENT, INC.

(SUCCESSOR ENTITY)

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2009

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$247.7	$916.3	$270.1	$325.3	$—	$1,759.4
Receivables, net of allowance for doubtful accounts	—	7.1	222.0	110.3	—	339.4
Deferred income taxes	—	50.1	73.0	20.0	—	143.1
Income tax receivable	—	0.3	22.6	4.5	—	27.4
Prepayments and other	—	14.2	130.5	93.2	—	237.9
Inventories	—	1.0	39.3	20.7	—	61.0
Intercompany receivables	0.2	282.2	151.1	176.1	(609.6)	—

Total current assets	247.9	1,271.2	908.6	750.1	(609.6)	2,568.2
Land, buildings, riverboats and equipment, net of accumulated depreciation	—	248.3	10,989.6	6,944.9	34.9	18,217.7
Assets held for sale	—	—	7.3	—	—	7.3
Goodwill	—	—	2,737.2	2,165.0	—	4,902.2
Intangible assets	—	6.8	4,478.0	778.0	—	5,262.8
Investments in and advances to non-consolidated affiliates	556.6	15,781.8	4.5	24.8	(16,338.4)	29.3
Deferred costs and other	—	495.7	252.3	214.3	—	962.3
Intercompany receivables	—	1,253.6	1,687.7	1,202.4	(4,143.7)	—

	$804.5	$19,057.4	$21,065.2	$12,079.5	$(21,056.8)	$31,949.8

Liabilities and Stockholders’ (Deficit)/Equity
Current liabilities
Accounts payable	$—	$82.1	$119.8	$60.8	$—	$262.7
Accrued expenses	7.5	470.1	519.5	392.7	—	1,389.8
Current portion of long-term debt	—	362.9	6.5	6.8	—	376.2
Intercompany payables	—	20.9	310.2	278.5	(609.6)	—

Total current liabilities	7.5	936.0	956.0	738.8	(609.6)	2,028.7
Long-term debt	—	17,566.9	104.5	6,517.4	—	24,188.8
Deferred credits and other	—	380.1	145.1	59.4	—	584.6
Deferred income taxes	—	354.4	2,543.3	1,402.2	—	4,299.9
Intercompany notes	2.0	98.1	1,973.4	2,070.2	(4,143.7)	—

	9.5	19,335.5	5,722.3	10,788.0	(4,753.3)	31,102.0

Preferred stock	2,374.6	—	—	—	—	2,374.6

Harrah’s Entertainment, Inc. Stockholders’ (deficit)/equity	(1,579.6)	(278.1)	15,342.9	1,238.7	(16,303.5)	(1,579.6)
Non-controlling interests	—	—	—	52.8	—	52.8

Total (deficit)/equity	(1,579.6)	(278.1)	15,342.9	1,291.5	(16,303.5)	(1,526.8)

	$804.5	$19,057.4	$21,065.2	$12,079.5	$(21,056.8)	$31,949.8

HARRAH’S ENTERTAINMENT, INC.

(SUCCESSOR ENTITY)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2008

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$0.1	$7.1	$318.3	$325.0	$—	$650.5
Receivables, net of allowance for doubtful accounts	0.1	8.1	271.5	114.3	—	394.0
Deferred income taxes	—	56.5	79.4	21.7	—	157.6
Income tax receivable	—	—	1.0	4.5	—	5.5
Prepayments and other	—	12.9	100.6	102.9	—	216.4
Inventories	—	1.2	42.0	19.5	—	62.7
Intercompany receivables	0.2	261.6	161.5	168.0	(591.3)	—

Total current assets	0.4	347.4	974.3	755.9	(591.3)	1,486.7
Land, buildings, riverboats and equipment, net of accumulated depreciation	—	252.0	10,992.0	6,996.4	26.7	18,267.1
Assets held for sale	—	35.0	14.3	—	—	49.3
Goodwill	—	—	2,737.2	2,165.0	—	4,902.2
Intangible assets	—	7.0	4,506.2	794.7	—	5,307.9
Investments in and advances to non-consolidated affiliates	728.2	15,879.1	4.1	26.3	(16,607.3)	30.4
Deferred costs and other	—	524.1	249.4	231.5	—	1,005.0
Intercompany receivables	160.6	1,256.9	1,687.7	1,202.4	(4,307.6)	—

	$889.2	$18,301.5	$21,165.2	$12,172.2	$(21,479.5)	$31,048.6

Liabilities and Stockholders’ (Deficit)/Equity
Current liabilities
Accounts payable	$0.5	$156.8	$153.6	$71.4	$—	$382.3
Accrued expenses	7.7	624.4	510.6	390.0	—	1,532.7
Current portion of long-term debt	—	72.5	6.3	6.8	—	85.6
Intercompany payables	—	18.9	298.2	274.2	(591.3)	—

Total current liabilities	8.2	872.6	968.7	742.4	(591.3)	2,000.6
Long-term debt	—	16,503.2	102.6	6,517.5	—	23,123.3
Deferred credits and other	—	480.6	131.5	57.0	—	669.1
Deferred income taxes	—	358.5	2,551.8	1,416.7	—	4,327.0
Intercompany notes	2.0	258.7	1,973.4	2,073.5	(4,307.6)	—

	10.2	18,473.6	5,728.0	10,807.1	(4,898.9)	30,120.0

Preferred stock	2,289.4	—	—	—	—	2,289.4

Harrah’s Entertainment, Inc. Stockholders’ (deficit)/equity	(1,410.4)	(172.1)	15,437.2	1,315.5	(16,580.6)	(1,410.4)
Non-controlling interests	—	—	—	49.6	—	49.6

Total (deficit)/equity	(1,410.4)	(172.1)	15,437.2	1,365.1	(16,580.6)	(1,360.8)

	$889.2	$18,301.5	$21,165.2	$12,172.2	$(21,479.5)	$31,048.6

HARRAH’S ENTERTAINMENT, INC.

(SUCCESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$16.2	$1,202.4	$593.6	$—	$1,812.2
Food and beverage	—	4.0	210.5	156.4	—	370.9
Rooms	—	3.6	152.6	118.5	—	274.7
Management fees	—	1.6	25.0	—	(13.2)	13.4
Other	—	6.6	84.3	71.6	(23.0)	139.5
Less: casino promotional allowances	—	(4.9)	(224.7)	(126.4)	—	(356.0)

Net revenues	—	27.1	1,450.1	813.7	(36.2)	2,254.7

Operating expenses
Direct
Casino	—	11.3	653.6	328.4	—	993.3
Food and beverage	—	2.4	75.2	66.2	—	143.8
Rooms	—	0.4	26.0	25.6	—	52.0
Property general, administrative and other	—	7.1	341.4	187.4	(31.6)	504.3
Depreciation and amortization	—	2.7	120.3	49.4	—	172.4
Write-downs, reserves and recoveries	—	0.6	16.5	10.1	0.2	27.4
Project opening costs	—	—	0.9	1.1	—	2.0
Corporate expense	7.2	19.3	3.8	4.8	(4.8)	30.3
Merger and integration costs	—	0.2	—	—	—	0.2
Losses/(income) on interests in non-consolidated affiliates	128.3	(183.7)	(12.8)	1.1	66.9	(0.2)
Amortization of intangible assets	—	0.2	28.4	15.2	—	43.8

Total operating expenses	135.5	(139.5)	1,253.3	689.3	30.7	1,969.3

(Loss)/income from operations	(135.5)	166.6	196.8	124.4	(66.9)	285.4
Interest expense, net of interest capitalized	—	(431.3)	(38.2)	(99.1)	71.8	(496.8)
Gains on early extinguishments of debt	—	1.2	—	—	—	1.2
Other income, including interest income	0.2	26.1	28.2	25.8	(71.8)	8.5

(Loss)/income from continuing operations before income taxes	(135.3)	(237.4)	186.8	51.1	(66.9)	(201.7)
Benefit/(provision) for income taxes	2.5	144.5	(62.4)	(10.3)	—	74.3

(Loss)/income from continuing operations	(132.8)	(92.9)	124.4	40.8	(66.9)	(127.4)

Discontinued operations
Loss from discontinued operations	—	—	(0.1)	—	—	(0.1)
Benefit for income taxes	—	—	—	—	—	—

Loss from discontinued operations, net	—	—	(0.1)	—	—	(0.1)

Net (loss)/income	(132.8)	(92.9)	124.3	40.8	(66.9)	(127.5)
Net income attributable to non-controlling interests	—	—	—	(5.2)	—	(5.2)

Net (loss)/income attributable to Harrah’s Entertainment, Inc.	$(132.8)	$(92.9)	$124.3	$35.6	$(66.9)	$(132.7)

HARRAH’S ENTERTAINMENT, INC.

(SUCCESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD

JANUARY 28, 2008 THROUGH MARCH 31, 2008

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$17.3	$976.4	$472.0	$—	$1,465.7
Food and beverage	—	3.8	168.3	129.2	—	301.3
Rooms	—	3.2	130.7	107.6	—	241.5
Management fees	—	1.6	13.2	0.2	(2.9)	12.1
Other	—	10.0	86.8	52.2	(37.2)	111.8
Less: casino promotional allowances	—	(4.4)	(188.0)	(99.5)	—	(291.9)

Net revenues	—	31.5	$1,187.4	661.7	(40.1)	1,840.5

Operating expenses
Direct
Casino	—	10.0	510.9	255.7	—	776.6
Food and beverage	—	2.2	65.0	57.1	—	124.3
Rooms	—	0.4	25.0	25.0	—	50.4
Property general, administrative and other	—	9.8	285.7	146.3	(31.9)	409.9
Depreciation and amortization	—	1.5	82.4	40.4	(0.1)	124.2
Write-downs, reserves and recoveries	—	2.1	(170.3)	9.4	—	(158.8)
Project opening costs	—	—	0.3	2.5	—	2.8
Corporate expense	5.3	15.2	5.9	6.5	(8.2)	24.7
Merger and integration costs	—	17.0	—	—	—	17.0
Losses/(income) on interests in non-consolidated affiliates	82.6	(260.2)	(6.1)	(0.5)	183.5	(0.7)
Amortization of intangible assets	—	0.1	20.1	12.1	—	32.3

Total operating expenses	87.9	(201.9)	818.9	554.5	143.3	1,402.7

(Loss)/income from operations	(87.9)	233.4	368.5	107.2	(183.4)	437.8
Interest expense, net of interest capitalized	—	(359.1)	(56.0)	(118.0)	65.2	(467.9)
Loss on early extinguishment of debt	—	(211.3)	—	—	—	(211.3)
Other income, including interest income	0.9	25.4	28.9	17.7	(65.2)	7.7

(Loss)/income from continuing operations before income taxes	(87.0)	(311.6)	341.4	6.9	(183.4)	(233.7)
Benefit/(provision) for income taxes	0.1	183.0	(123.1)	(1.9)	—	58.1

(Loss)/income from continuing operations, net of tax(1)	(86.9)	(128.6)	218.3	5.0	(183.4)	(175.6)

Discontinued operations
Income from discontinued operations	—	—	141.0	—	—	141.0
Provision for income taxes	—	—	(53.7)	—	—	(53.7)

Income from discontinued operations	—	—	87.3	—	—	87.3

Net (loss)/income(1)	(86.9)	(128.6)	305.6	5.0	(183.4)	(88.3)
Net loss attributable to non-controlling interests	—	—	—	1.4	—	1.4

Net (loss)/income attributable to Harrah’s Entertainment, Inc.	$(86.9)	$(128.6)	$305.6	$6.4	$(183.4)	$(86.9)

(1)	Due to the January 1, 2009 adoption of a recent accounting pronouncement, certain 2008 amounts have been restated to conform to the 2009 presentation.

HARRAH’S ENTERTAINMENT, INC.

(PREDECESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD

JANUARY 1, 2008 THROUGH JANUARY 27, 2008

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$5.7	$400.5	$208.4	$—	$614.6
Food and beverage	—	1.5	65.7	51.2	—	118.4
Rooms	—	1.3	52.7	42.4	—	96.4
Management fees	—	0.7	6.0	0.1	(1.8)	5.0
Other	—	0.7	26.3	22.0	(6.3)	42.7
Less: casino promotional allowances	—	(1.5)	(76.9)	(38.6)	—	(117.0)

Net revenues	—	8.4	474.3	285.5	(8.1)	760.1

Operating expenses
Direct
Casino	—	4.1	217.8	118.7	—	340.6
Food and beverage	—	1.0	26.0	23.5	—	50.5
Rooms	—	0.2	10.0	9.4	—	19.6
Property general, administrative and other	—	5.6	112.7	68.0	(8.1)	178.2
Depreciation and amortization	—	1.1	41.9	20.5	—	63.5
Write-downs, reserves and recoveries	—	0.6	(0.4)	4.5	—	4.7
Project opening costs	—	—	(0.2)	0.9	—	0.7
Corporate expense	—	7.9	0.6	—	—	8.5
Merger and integration costs	—	125.6	—	—	—	125.6
Losses/(income) on interests in non-consolidated affiliates	102.3	(1.3)	1.6	(0.2)	(102.9)	(0.5)
Amortization of intangible assets	—	—	5.2	0.3	—	5.5

Total operating expenses	102.3	144.8	415.2	245.6	(111.0)	796.9

(Loss)/income from operations	(102.3)	(136.4)	59.1	39.9	102.9	(36.8)
Interest expense, net of interest capitalized	—	(89.3)	(7.1)	(27.3)	34.0	(89.7)
Other income, including interest income	—	12.6	9.8	12.7	(34.0)	1.1

(Loss)/income from continuing operations before income taxes	(102.3)	(213.1)	61.8	25.3	102.9	(125.4)
Benefit/(provision) for income taxes	1.4	56.3	(18.9)	(12.8)	—	26.0

(Loss)/income from continuing operations, net of tax(1)	(100.9)	(156.8)	42.9	12.5	102.9	(99.4)

Discontinued operations
Income from discontinued operations	—	—	0.1	—	—	0.1
Provision for income taxes	—	—	—	—	—	—

Income from discontinued operations, net	—	—	0.1	—	—	0.1

Net (loss)/income(1)	(100.9)	(156.8)	43.0	12.5	102.9	(99.3)
Net income attributable to non-controlling interests	—	—	—	(1.6)	—	(1.6)

Net (loss)/income attributable to Harrah’s Entertainment, Inc.	$(100.9)	$(156.8)	$43.0	$10.9	$102.9	$(100.9)

(1)	Due to the January 1, 2009 adoption of a recent accounting pronouncement, certain 2008 amounts have been restated to conform to the 2009 presentation.

HARRAH’S ENTERTAINMENT, INC.

(SUCCESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Cash flows provided by/(used in) operating activities	$38.0	$(538.3)	$294.9	$183.4	$—	$(22.0)

Cash flows from investing activities
Land, buildings, riverboats and equipment additions	—	(0.7)	(117.6)	(10.0)	—	(128.3)
Proceeds from other asset sales	—	33.6	0.6	—	—	34.2
Decrease in construction payables	—	(0.7)	(8.4)	(6.6)	—	(15.7)
Other	—	—	(2.9)	(1.0)	—	(3.9)

Cash flows provided by/(used in) investing activities	—	32.2	(128.3)	(17.6)	—	(113.7)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issue costs	—	1,354.3	—	—	—	1,354.3
Repayments under lending agreements	—	(103.1)	—	—	—	(103.1)
Early extinguishments of debt	—	(1.5)	—	—	—	(1.5)
Scheduled debt retirements	—	(5.1)	—	—	—	(5.1)
Non-controlling interests’ distributions, net of contributions	—	—	—	(2.0)	—	(2.0)
Other	—	3.3	(1.1)	(0.1)	—	2.1
Transfers from/(to) affiliates	209.6	167.4	(213.6)	(163.4)	—	—

Cash flows provided by/(used in) financing activities	209.6	1,415.3	(214.7)	(165.5)	—	1,244.7

Cash flows from discontinued operations
Cash flows from operating activities	—	—	(0.1)	—	—	(0.1)

Cash flows used in discontinued operations	—	—	(0.1)	—	—	(0.1)

Net increase/(decrease) in cash and cash equivalents	247.6	909.2	(48.2)	0.3	—	1,108.9
Cash and cash equivalents, beginning of period	0.1	7.1	318.3	325.0	—	650.5

Cash and cash equivalents, end of period	$247.7	$916.3	$270.1	$325.3	$—	$1,759.4

HARRAH’S ENTERTAINMENT, INC.

(SUCCESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD

JANUARY 28, 2008 THROUGH MARCH 31, 2008

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Cash flows (used in)/provided by operating activities	$(2.5)	$350.7	$282.5	$(148.2)	$—	$482.5

Cash flows from investing activities
Land, buildings, riverboats and equipment additions	—	(37.3)	(154.5)	(37.8)	—	(229.6)
Insurance proceeds for hurricane losses from asset recovery	—	—	181.4	—	—	181.4
Payment for Merger	(17,604.2)	—	—	—	—	(17,604.2)
Proceeds from other asset sales	—	—	1.4	—	—	1.4
Increase in construction payables	—	0.3	5.4	7.3	—	13.0
Other	—	—	(2.9)	(0.2)	—	(3.1)

Cash flows (used in)/provided by investing activities	(17,604.2)	(37.0)	30.8	(30.7)	—	(17,641.1)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issue costs	—	14,768.6	—	6,203.5	—	20,972.1
Repayments under lending agreements	—	(6,920.8)	—	(1.3)	—	(6,922.1)
Early extinguishments of debt	—	(1,873.6)	—	—	—	(1,873.6)
Premiums paid on early extinguishments of debt	—	(235.6)	—	—	—	(235.6)
Equity contribution from buyout	6,007.0	—	—	—	—	6,007.0
Non-controlling interests’ contributions, net of distributions	—	—	—	0.5	—	0.5
Excess tax benefit from stock equity plans	(50.5)	—	—	—	—	(50.5)
Other	—	6.4	0.7	—	—	7.1
Transfers from/(to) affiliates	11,792.5	(5,457.5)	(323.6)	(6,011.4)	—	—

Cash flows provided by/(used in) financing activities	17,749.0	287.5	(322.9)	191.3	—	17,904.9

Cash flows from discontinued operations
Cash flows from operating activities	—	—	5.1	—	—	5.1

Cash flows provided by discontinued operations	—	—	5.1	—	—	5.1

Net increase/(decrease) in cash and cash equivalents	142.3	601.2	(4.5)	12.4	—	751.4
Cash and cash equivalents, beginning of period	2.3	10.5	263.0	335.1	—	610.9

Cash and cash equivalents, end of period	$144.6	$611.7	$258.5	$347.5	$—	$1,362.3

HARRAH’S ENTERTAINMENT, INC.

(PREDECESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD

JANUARY 1, 2008 THROUGH JANUARY 27, 2008

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Cash flows provided by/(used in) operating activities	$43.9	$(106.4)	$(25.3)	$95.0	$—	$7.2

Cash flows from investing activities
Land, buildings, riverboats and equipment additions	—	(1.0)	(69.1)	(47.3)	—	(117.4)
Payments for businesses acquired, net of cash acquired	—	—	—	0.1	—	0.1
Proceeds from other asset sales	—	—	0.1	3.0	—	3.1
(Decrease)/increase in construction payables	—	(0.4)	2.8	(10.6)	—	(8.2)
Other	—	—	(1.2)	(0.5)	—	(1.7)

Cash flows used in investing activities	—	(1.4)	(67.4)	(55.3)	—	(124.1)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issue costs	—	11,316.3	—	—	—	11,316.3
Repayments under lending agreements	—	(11,288.6)	—	(0.2)	—	(11,288.8)
Early extinguishments of debt	—	—	(87.7)	—	—	(87.7)
Non-controlling interests’ distributions, net of contributions	—	—	—	(1.6)	—	(1.6)
Proceeds from exercises of stock options	2.4	—	—	—	—	2.4
Excess tax benefit from stock equity plans	77.5	—	—	—	—	77.5
Other	—	—	(0.7)	(0.1)	—	(0.8)
Transfers (to)/from affiliates	(121.5)	75.4	90.5	(44.4)	—	—

Cash flows (used in)/provided by financing activities	(41.6)	103.1	2.1	(46.3)	—	17.3

Cash flows from discontinued operations
Cash flows from operating activities	—	—	0.5	—	—	0.5

Cash flows provided by discontinued operations	—	—	0.5	—	—	0.5

Net increase/(decrease) in cash and cash equivalents	2.3	(4.7)	(90.1)	(6.6)	—	(99.1)
Cash and cash equivalents, beginning of period	—	15.2	353.1	341.7	—	710.0

Cash and cash equivalents, end of period	$2.3	$10.5	$263.0	$335.1	$—	$610.9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial position and operating results of Harrah’s Entertainment, Inc. (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as “Harrah’s Entertainment,” the “Company,” “we,” “our” and “us”) for first quarter 2009 and 2008, updates, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our 2008 Annual Report on Form 10-K.

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

OPERATING RESULTS AND DEVELOPMENT PLANS

In accordance with Generally Accepted Accounting Principles, we have separated our historical financial results for the Successor period and the Predecessor period; however, we have also combined the Successor and Predecessor periods results for the three months ended March 31, 2008, in the presentations below because we believe that it enables a meaningful presentation and comparison of results. We have reclassified certain amounts for prior periods to conform to our 2009 presentation.

Overall

(In millions)	Successor Three Months Ended Mar. 31, 2009	Successor Period Jan. 28, 2008 Through Mar. 31, 2008	Predecessor Period Jan. 1, 2008 Through Jan. 27, 2008	Combined Three Months Ended Mar. 31, 2008	Percentage Increase/ (Decrease)
Casino revenues	$1,812.2	$1,465.7	$614.6	$2,080.3	(12.9)%
Net revenues	2,254.7	1,840.5	760.1	2,600.6	(13.3)%
Income/(loss) from operations	285.4	437.8	(36.8)	401.0	(28.8)%
Loss from continuing operations, net of tax	(127.4)	(175.6)	(99.4)	(275.0)	(53.7)%
Net loss attributable to Harrah’s Entertainment	(132.7)	(86.9)	(100.9)	(187.8)	(29.3)%
Operating margin	12.7%	23.8%	(4.8)%	15.4%	(2.7	)pts

First quarter 2009 revenues were impacted by the current economic environment, which has reduced customer spending, particularly in the Las Vegas and Atlantic City markets. The year-over-year improvement in losses from continuing operations, net of tax, reflects the impact of company-wide cost savings initiatives in 2009 and the inclusion in first quarter 2008 of expense incurred in connection with the Merger, primarily related to the accelerated vesting of employee stock options, stock appreciation rights (“SARs”), and restricted stock, higher interest expense and losses on the early extinguishments of debt, partially offset by proceeds from the settlement of insurance claims related to hurricane damage in 2005.

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

Las Vegas	Atlantic City	Louisiana/Mississippi	Iowa/Missouri
Caesars Palace	Harrah’s Atlantic City	Harrah’s New Orleans	Harrah’s St. Louis
Bally’s Las Vegas	Showboat Atlantic City	Harrah’s Louisiana Downs	Harrah’s North Kansas City
Flamingo Las Vegas	Bally’s Atlantic City	Horseshoe Bossier City	Harrah’s Council Bluffs
Harrah’s Las Vegas	Caesars Atlantic City	Grand Biloxi	Horseshoe Council Bluffs/
Paris Las Vegas	Harrah’s Chester(1)	Harrah’s Tunica	Bluffs Run
Rio		Horseshoe Tunica
Imperial Palace		Sheraton Tunica
Bill’s Gamblin’ Hall & Saloon

Illinois/Indiana	Other Nevada	Managed/International/Other
Horseshoe Southern Indiana	Harrah’s Reno	Harrah’s Ak-Chin(2)
Harrah’s Joliet(1)	Harrah’s Lake Tahoe	Harrah’s Cherokee(2)
Harrah’s Metropolis	Harveys Lake Tahoe	Harrah’s Rincon(2)
Horseshoe Hammond	Bill’s Lake Tahoe	Conrad Punta del Este(1)
	Harrah’s Laughlin	Caesars Windsor(3)
London Clubs International(4)

(1)	Not wholly-owned by Harrah’s Entertainment.
(2)	Managed, not owned.
(3)	We have a 50 percent interest in Windsor Casino Limited, which manages this property. The province of Ontario owns the complex.
(4)	Operates 11 casino clubs in the United Kingdom, 3 in Egypt and 1 in South Africa.

Included in income from operations for each grouping are project opening costs and write-downs, reserves and recoveries. Project opening costs include costs incurred in connection with expansion and renovation projects at various properties. Write-downs, reserves and recoveries include various pretax charges to record asset impairments, contingent liability reserves, project write-offs, demolition costs, recoveries of previously recorded charges and other non-routine transactions.

Las Vegas Results

(In millions)	Successor Three Months Ended Mar. 31, 2009	Successor Period Jan. 28, 2008 Through Mar. 31, 2008	Predecessor Period Jan. 1, 2008 Through Jan. 27, 2008	Combined Three Months Ended Mar. 31, 2008	Percentage Increase/ (Decrease)
Casino revenues	$369.5	$308.2	$138.7	$446.9	(17.3)%
Net revenues	686.4	609.4	253.6	863.0	(20.5)%
Income from operations	123.8	142.9	51.9	194.8	(36.4)%
Operating margin	18.0%	23.4%	20.5%	22.6%	(4.6	)pts

First quarter revenues and income from operations were lower than in first quarter 2008, driven by lower spend per visitor and declines in the group-travel business. While hotel occupancy was strong for our Las Vegas group, average room rates declined.

An expansion and renovation of Caesars Palace Las Vegas is underway, which will include a hotel tower with approximately 660 rooms, including 75 luxury suites, 110,000 square feet of additional meeting and convention space, three 10,000-square-foot villas and an expanded pool and garden area. We will defer completion of the rooms in the hotel tower expansion as a result of current economic conditions impacting the Las Vegas tourism sector. The estimated total capital expenditures for the project, excluding the costs to complete the deferred rooms, are expected to be $681.0 million, $437.2 million of which had been spent as of March 31, 2009. The expansion is scheduled for completion in mid-summer 2009.

Atlantic City Results

(In millions)	Successor Three Months Ended Mar. 31, 2009	Successor Period Jan. 28, 2008 Through Mar. 31, 2008	Predecessor Period Jan. 1, 2008 Through Jan. 27, 2008	Combined Three Months Ended Mar. 31, 2008	Percentage Increase/ (Decrease)
Casino revenues	$462.5	$413.3	$163.4	$576.7	(19.8)%
Net revenues	483.9	408.2	160.8	569.0	(15.0)%
Income from operations	37.1	59.2	18.7	77.9	(52.4)%
Operating margin	7.7%	14.5%	11.6%	13.7%	(6.0	)pts

Combined revenues and income from operations for the three months ended March 31, 2009, were lower than in the first three months last year due to reduced visitor volume and spend per trip and higher operating costs. The Atlantic City market continues to be affected by competition from three slot parlors in eastern Pennsylvania and one in Yonkers, New York, and smoking restrictions in Atlantic City.

Louisiana/Mississippi Results

(In millions)	Successor Three Months Ended Mar. 31, 2009	Successor Period Jan. 28, 2008 Through Mar. 31, 2008	Predecessor Period Jan. 1, 2008 Through Jan. 27, 2008	Combined Three Months Ended Mar. 31, 2008	Percentage Increase/ (Decrease)
Casino revenues	$306.2	$258.6	$99.0	$357.6	(14.4)%
Net revenues	334.5	274.5	106.1	380.6	(12.1)%
Income from operations	58.3	232.6	10.1	242.7	(76.0)%
Operating margin	17.4%	84.7%	9.5%	63.8%	(46.4	)pts

Combined first quarter 2009 revenues from our properties in Louisiana and Mississippi were lower than in first quarter 2008 driven by lower visitor volume due to the current economic environment. First quarter 2008 income from operations includes insurance proceeds of $185.4 million from the final settlement of claims related to the 2005 hurricanes. The proceeds are included in Write-downs, reserves and recoveries in our 2008 Consolidated Condensed Statement of Operations. Excluding the insurance proceeds in 2008 from the comparison, operating margin for the Louisiana/Mississippi group of properties improved 2.4 points as a result of cost savings initiatives.

Construction began in third quarter 2007 on Margaritaville Casino & Resort in Biloxi. We have halted construction on this project, and will continue to review and refine the project in light of the current economic environment, market conditions on the Gulf Coast and the current financing environment. We license the Margaritaville name from an entity affiliated with the singer/songwriter Jimmy Buffett. As of March 31, 2009, $176.1 million had been spent on this project.

Iowa/Missouri Results

(In millions)	Successor Three Months Ended Mar. 31, 2009	Successor Period Jan. 28, 2008 Through Mar. 31, 2008	Predecessor Period Jan. 1, 2008 Through Jan. 27, 2008	Combined Three Months Ended Mar. 31, 2008	Percentage Increase/ (Decrease)
Casino revenues	$181.4	$134.2	$52.5	$186.7	(2.8)%
Net revenues	193.6	143.0	55.8	198.8	(2.6)%
Income from operations	47.8	30.7	7.7	38.4	24.5%
Operating margin	24.7%	21.5%	13.8%	19.3%	5.4	pts

Combined first quarter 2009 total revenues at our Iowa and Missouri properties were slightly lower than in last year’s first quarter, but income from operations was higher than in the prior year first quarter due to cost savings initiatives.

Illinois/Indiana Results

(In millions)	Successor Three Months Ended Mar. 31, 2009	Successor Period Jan. 28, 2008 Through Mar. 31, 2008	Predecessor Period Jan. 1, 2008 Through Jan. 27, 2008	Combined Three Months Ended Mar. 31, 2008	Percentage Increase/ (Decrease)
Casino revenues	$305.4	$210.7	$86.9	$297.6	2.6%
Net revenues	303.3	208.1	85.5	293.6	3.3%
Income from operations	36.4	27.2	8.7	35.9	1.4%
Operating margin	12.0%	13.1%	10.2%	12.2%	(0.2	)pt

Higher combined first quarter 2009 revenues were driven by the renovation and expansion at Horseshoe Hammond that opened in August 2008. Cost savings initiatives at other properties in the region contributed to the increase in income from operations, which was partially offset by the write-down of the value of assets that were taken out of service at Horseshoe Hammond.

Other Nevada Results

(In millions)	Successor Three Months Ended Mar. 31, 2009	Successor Period Jan. 28, 2008 Through Mar. 31, 2008	Predecessor Period Jan. 1, 2008 Through Jan. 27, 2008	Combined Three Months Ended Mar. 31, 2008	Percentage Increase/ (Decrease)
Casino revenues	$89.8	$85.4	$30.2	$115.6	(22.3)%
Net revenues	114.6	107.7	38.9	146.6	(21.8)%
Income from operations	7.6	14.1	0.5	14.6	(47.9)%
Operating margin	6.6%	13.1%	1.3%	10.0%	(3.4	)pts

First quarter 2009 revenues and income from operations from our Nevada properties outside of Las Vegas were lower than in first quarter 2008 due to lower customer spend per trip and higher costs aimed at attracting and retaining customers.

Managed/International/Other

(In millions)	Successor Three Months Ended Mar. 31, 2009	Successor Period Jan. 28, 2008 Through Mar. 31, 2008	Predecessor Period Jan. 1, 2008 Through Jan. 27, 2008	Combined Three Months Ended Mar. 31, 2008	Percentage Increase/ (Decrease)
Net revenues
Managed	$13.4	$12.1	$5.0	$17.1	(21.6)%
International	110.6	64.7	51.2	115.9	(4.6)%
Other	14.4	12.8	3.2	16.0	(10.0)%

Total net revenues	$138.4	$89.6	$59.4	$149.0	(7.1)%

Income/(loss) from operations
Managed	$3.3	$5.0	$4.0	$9.0	(63.3)%
International	8.8	(13.5)	2.2	(11.3)	N/M
Other	(7.2)	(18.7)	(6.5)	(25.2)	71.4%

Total income/(loss) from operations	$4.9	$(27.2)	$(0.3)	$(27.5)	N/M

N/M=Not Meaningful

Managed, international and other results include income from our managed properties, results of our international properties, certain marketing and administrative expenses, including development costs, and income from our non-consolidated affiliates. The decline in revenues for the period ended March 31, 2009, reflects the impact of the current economic environment on our managed and international properties. Income from operations improved in the 2009 period due to cost savings initiatives at our London Clubs properties, strong performance at Conrad Punta del Este Resort & Casino in Uruguay and lower development and administrative expenses.

Other Factors Affecting Net Income

(In millions) (Income)/expense	Successor Three Months Ended Mar. 31, 2009	Successor Period Jan. 28, 2008 Through Mar. 31, 2008	Predecessor Period Jan. 1, 2008 Through Jan. 27, 2008	Combined Three Months Ended Mar. 31, 2008	Percentage Increase/ (Decrease)
Corporate expense	$30.3	$24.7	$8.5	$33.2	(8.7)%
Merger and integration costs	0.2	17.0	125.6	142.6	N/M
Amortization of intangible assets	43.8	32.3	5.5	37.8	15.9%
Interest expense, net	496.8	467.9	89.7	557.6	(10.9)%
(Gain)/loss on early extinguishments of debt	(1.2)	211.3	—	211.3	N/M
Other income	(8.5)	(7.7)	(1.1)	(8.8)	(3.4)%
Effective tax rate	36.8%	24.9%	20.7%	23.4%	13.4	pts
Income/(loss) attributable to non-controlling interests	$5.2	$(1.4)	$1.6	$0.2	N/M
Discontinued operations, net of income taxes	0.1	(87.3)	(0.1)	(87.4)	N/M

N/M = Not Meaningful

Corporate expense decreased in first quarter 2009 from the prior year due to the continued realization of cost savings initiatives identified in projects that first began in September 2006.

2008 Merger and integration costs include costs in connection with the Merger, including the expense related to the accelerated vesting of employee stock options, SARs and restricted stock.

Amortization of intangible assets was higher in first quarter 2009 than in the first quarter last year due to finalization of the purchase price allocation in connection with the Merger. Until the finalization of the purchase price allocation in the fourth quarter of 2008, amortization was estimated based on a preliminary purchase price allocation.

Interest expense decreased in first quarter 2009 from 2008 due to 2008 losses resulting from changes in the fair value of our interest rate swap agreements prior to their designation as hedging instruments, partially offset by higher variable-rate debt in 2009. A change in interest rates on variable-rate debt will impact our financial results. For example, assuming a constant outstanding balance for our variable-rate debt, excluding $6.5 billion of variable-rate debt for which we have entered into interest rate swap agreements, for the next twelve months, a hypothetical 1% change in corresponding interest rates would change interest expense for the next twelve months by approximately $76.4 million, or $19.1 million per quarter. At March 31, 2009, our variable-rate debt, excluding $6.5 billion of variable-rate debt for which we have entered into interest rate swap agreements, represents approximately 37.1% of our total debt, while our fixed-rate debt is approximately 62.9% of our total debt. In addition to the swap agreements, we have an interest rate cap agreement for a notional amount of $6.5 billion at a LIBOR cap rate of 4.5%.

The gain on early extinguishment of debt in 2009 represents discounts related to the purchase of certain of our debt in the open market. Losses on early extinguishments of debt in 2008 represented premiums paid and the write-offs of unamortized deferred financing costs and market value premiums related to debt retired in connection with the Merger.

Other income includes higher interest income on the cash surrender value of life insurance policies in first quarter 2009. Other income in first quarter last year included receipt of a death benefit.

The effective tax benefit rate for the three months ended March 31, 2009, is higher than the federal statutory rate due primarily to permanent book/tax differences. The effective tax benefit rate for the three months ended March 31, 2008, was lower than the federal statutory rate due primarily to non-deductible merger costs, international income taxes, and state income taxes.

Income attributable to non-controlling interests reflects minority owners’ shares of income from our majority-owned subsidiaries.

First quarter 2008 Discontinued operations reflected insurance proceeds of $87.4 million, after taxes, representing final settlement of claims resulting from hurricane damages to our Gulf Coast properties in Mississippi in 2005, one of which was subsequently sold by the Company.

COST SAVINGS INITIATIVES

In light of the severe economic downturn and adverse conditions in the travel and leisure industry generally, Harrah’s Entertainment has undertaken a comprehensive cost reduction study that began in August 2008 examining all areas of our business, including organizational restructurings at our corporate and property operations, reduction of travel and entertainment expenses, an examination of our corporate-wide marketing expenses, and headcount reductions at property operations and corporate offices. To date, Harrah’s Entertainment has identified $555.0 million in estimated cost savings from these initiatives, of which approximately $126.1 million had been realized as of March 31, 2009. Harrah’s Entertainment expects to implement most of the program directives, and achieve approximately $511.9 million in annual savings on a run-rate basis, by the end of 2009.

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

Our planned development projects, if they go forward, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. We must also comply with covenants and restrictions set forth in our debt agreements. Cash needed to finance projects currently under development as well as additional projects being pursued is expected to be made available from operating cash flows, established debt programs (see DEBT AND LIQUIDITY), joint venture partners, specific project financing, guarantees of third-party debt and additional debt offerings. Our capital spending for the first three months of 2009 totaled approximately $132.3 million. Estimated total capital expenditures for 2009 are expected to be between $500 million and $700 million.

DEBT AND LIQUIDITY

Our Consolidated Condensed Statements of Cash Flows reflect the impact on our consolidated operations of the success of our marketing programs and on-going cost containment focus and, in 2009, the impact of current economic conditions. For the first three months of 2009, we reported negative cash flows from operating activities of $22.0 million compared to positive cash flows of $489.7 million in the first three months of 2008.

We use the cash flows generated by the Company to fund debt service, to reinvest in existing properties for both refurbishment and expansion projects and to pursue additional growth opportunities via new development opportunities. When necessary, we supplement the cash flows generated by our operations with funds provided by financing activities to balance our cash requirements. Our ability to fund our operations, pay our debt obligations and fund planned capital expenditures depend, in part, on economic and other factors that are beyond our control, and recent disruptions in capital markets and restrictive covenants related to our existing debt could impact our ability to secure additional funds through financing activities. We cannot assure you that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us to fund our liquidity needs and pay our indebtedness. If we are unable to meet our liquidity needs or pay our indebtedness when it is due, we may have to reduce or delay refurbishment and expansion projects, reduce expenses, sell assets or attempt to restructure our debt. In addition, we have pledged a significant portion of our assets as collateral under certain of our debt agreements, and if any of those lenders accelerate the repayment of borrowings, there can be no assurance that we will have sufficient assets to repay our indebtedness.

Our cash and cash equivalents totaled approximately $1.8 billion at March 31, 2009, compared to $1.4 billion at March 31, 2008.

We believe that our cash and cash equivalents balance, our cash flows from operations and the financing sources discussed herein, will be sufficient to meet our expected operating requirements during the next twelve months and to fund capital expenditures. In addition, we may consider issuing additional debt in the future to refinance existing debt or to finance specific capital projects.

A substantial portion of the financing of the Company is comprised of credit facility and notes financing obtained by Harrah’s Operating Company, Inc. (“HOC”), a wholly-owned subsidiary of Harrah’s Entertainment. This financing is neither secured nor guaranteed by Harrah’s Entertainment’s other wholly-owned subsidiaries, including certain subsidiaries that own properties that secure $6.5 billion of commercial mortgage-backed securities (“CMBS”). Pro forma information pertaining solely to the consolidated financial position and results of HOC and its subsidiaries can be found in Exhibit 99 of this Form 10-Q.

Exchange offer subsequent to March 2009

On April 15, 2009, HOC completed private exchange offers to exchange approximately $3.6 billion aggregate principal amount of new 10.0% Second-Priority Senior Secured Notes due 2018 for approximately $5.4 billion principal amount of its outstanding debt due between 2010 and 2018. The new notes are guaranteed by Harrah’s Entertainment and are secured on a second-priority lien basis by substantially all of HOC’s and its subsidiaries’ assets that secure the senior secured credit facilities. In addition to the exchange offers, a subsidiary of Harrah’s Entertainment paid approximately $97 million to purchase for cash certain notes of HOC with an aggregate principal amount of approximately $523 million maturing between 2015 and 2017. The notes purchased pursuant to this tender offer will remain outstanding for HOC but will reduce Harrah’s Entertainment’s outstanding debt on a consolidated basis. Additionally, HOC paid approximately $4.8 million in cash to purchase notes of approximately $24 million aggregate principal amount from retail holders that were not eligible to participate in the exchange offers.

As a result of the exchange offers, we will record a pretax gain in the second quarter of 2009 of approximately $4 billion arising from this early extinguishment of debt and will recognize a deferred tax liability of approximately $1.4 billion related to the gain.

As a result of the receipt of the requisite consent of lenders having loans made under the Senior Unsecured Interim Loan Agreement (“Interim Loan Agreement”) representing more than 50% of the sum of all loans outstanding under the Interim Loan Agreement, waivers or amendments of certain provisions of the Interim Loan Agreement to permit HOC, from time to time, to buy back loans at prices below par from specific lenders in the form of voluntary prepayments of the loans by HOC on a non-pro rata basis are now operative. Included in the exchanged debt discussed above are approximately $297 million of 10.0% Second-Priority Senior Secured Notes that were exchanged for approximately $442 million principal amount of loans surrendered in the exchange offer for loans outstanding under the Interim Loan Agreement. As a result of these transactions, all loans outstanding under the Interim Loan Agreement have been retired.

Under the American Recovery and Reinvestment Act of 2009 (“the Act”), the Company will receive temporary relief under the Delayed Recognition of Cancellation of Debt Income (“CODI”) rules. The Act contains a provision that allows for a five-year deferral of CODI for debt reacquired in 2009, followed by recognition of CODI ratably over the succeeding five years. The provision applies for specified types of repurchases including the acquisition of a debt instrument for cash and the exchange of one debt instrument for another.

The following table presents our debt as of March 31, 2009, and as of April 15, 2009, after giving effect to the exchange and cash tender offers discussed above.

(In millions)	As of March 31, 2009	Pro forma as of April 15, 2009
Credit facilities
Term loans, 3.52% - 4.46% at March 31, 2009, maturities to 2015	$7,177.5	$7,177.5
Revolving credit facility, 3.52% - 3.56% at March 31, 2009, maturity 2014	1,803.0	1,803.0
Subsidiary-guaranteed debt
10.75% Senior Notes due 2016, including senior interim loans of $342.6, 9.25% at March 31, 2009	4,542.7	743.5
10.75%/11.5% Senior PIK Toggle Notes due 2018, including senior interim loans of $99.7, 10.0% at March 31, 2009	1,229.1	8.8
Secured Debt
CMBS financing, 3.56% at March 31, 2009, maturity 2013	6,500.0	6,500.0
10.0% Second-Priority Senior Secured Notes, maturity 2018	544.6	544.8
10.0% Second-Priority Senior Secured Notes, maturity 2015	146.4	146.9
New 10.0% Second-Priority Senior Secured Notes, maturity 2018	—	1,350.1
6.0%, maturity 2010	25.0	25.0
4.25%–6.0% at March 31, 2009, maturities to 2035	4.3	4.3
Unsecured Senior Notes
7.5%, maturity 2009	0.8	0.8
5.5%, maturity 2010	325.2	244.2
8.0%, maturity 2011	47.9	46.7
5.375%, maturity 2013	203.5	155.5
7.0%, maturity 2013	0.7	0.7
5.625%, maturity 2015	585.3	536.9
6.5%, maturity 2016	441.0	388.8
5.75%, maturity 2017	376.4	333.1
Floating Rate Contingent Convertible Senior Notes, maturity 2024	0.2	0.2
Unsecured Senior Subordinated Notes
7.875%, maturity 2010	289.4	246.3
8.125%, maturity 2011	216.1	172.4
Other Unsecured Borrowings
LIBOR plus 4.5%, maturity 2010	23.5	23.5
5.3% special improvement district bonds, maturity 2037	69.7	69.7
Other, various maturities	1.3	1.3
Capitalized Lease Obligations
5.77%–10.0%, maturities to 2011	11.4	11.4

Total debt, net of unamortized discounts of $1,253.4 and premium of $77.4	24,565.0	20,535.4
Current portion of long-term debt	(376.2)	(376.2)

	$24,188.8	$20,159.2

The majority of our debt is due after 2010. Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows and from borrowings under our established debt programs. Long-term obligations are expected to be paid through operating cash flows, refinancing of debt, joint venture partners or, if necessary, additional debt offerings.

In January 2009, $5.1 million of our 7.5% Senior Notes matured and were retired, and $3.0 million, face amount, of our 8.125% Senior Subordinated Notes due in 2011 were purchased in the open market and retired. A gain of $1.2 million, representing discounts related to the early extinguishment of debt was recognized.

From time to time, we may retire portions of our outstanding debt in open market purchases, privately negotiated transactions or otherwise. These repurchases will be funded through available cash from operations and from our established debt programs. Such repurchases are dependent on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.

In July 2008, HOC made the permitted election under the Indenture governing its 10.75%/11.5% Senior Toggle Notes due 2018 and the Interim Loan Agreement dated January 28, 2008, to pay all interest due on January 28, and February 1, 2009, for the loan in-kind. A similar election was made in January 2009 to pay the interest due August 1, 2009, for the 10.75%/11.5% Senior Toggle Notes due 2018 in-kind, and in March 2009, the election was made to pay the interest due April 28, 2009, on the Interim Loan Agreement in-kind. The Company intends to use the cash savings generated by this election for general corporate purposes, including the early retirement of other debt.

Credit Agreement

As of March 31, 2009, our senior secured credit facilities (the “Credit Facilities”) provide for senior secured financing of up to $9.18 billion, consisting of (i) senior secured term loan facilities in an aggregate principal amount of up to $7.18 billion maturing on January 28, 2015 and (ii) a senior secured revolving credit facility in an aggregate principal amount of $2.0 billion, maturing January 28, 2014, including both a letter of credit sub-facility and a swingline loan sub-facility. The Credit Facilities require scheduled quarterly payments on the term loans of $18.125 million each for six years and three quarters, with the balance paid at maturity. In addition, we may request one or more incremental term loan facilities and/or increase commitments under our revolving facility in an aggregate amount of up to $1.75 billion, subject to certain conditions and receipt of commitments by existing or additional financial institutions or institutional lenders. As of March 31, 2009, $8.98 billion in borrowings was outstanding under the Credit Facilities with an additional $0.2 billion committed to back letters of credit. After consideration of these borrowings and letters of credit, $17.9 million of additional borrowing capacity was available to the Company under the Credit Facilities as of March 31, 2009.

Borrowings under the Credit Facilities bear interest at a rate equal to the then-current LIBOR rate or at a rate equal to the alternate base rate, in each case plus an applicable margin. In addition, on a quarterly basis, we are required to pay each lender (i) a commitment fee in respect of any unused commitments under the revolving credit facility and (ii) a letter of credit fee in respect of the aggregate face amount of outstanding letters of credit under the revolving credit facility. As of March 31, 2009, the Credit Facilities bore interest based upon 300 basis points over LIBOR for the term loans and a portion of the revolver loan and 200 basis points over the alternate base rate for the remainder of the revolver loan and bore a commitment fee for unborrowed amounts of 50 basis points.

Certain covenants contained in HOC’s credit agreement require the maintenance of a senior secured debt to last twelve months (LTM) Adjusted EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”), as defined in the agreements, ratio (“Senior Secured Leverage Ratio”). Certain covenants contained in HOC’s credit agreement governing its senior secured credit facilities, the indenture and other agreements governing HOC’s 10.0% Second-Priority Senior Secured Notes due 2015 and 2018 restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet defined Adjusted EBITDA to Fixed Charges, senior secured debt to LTM Adjusted EBITDA and consolidated debt to LTM Adjusted EBITDA ratios. The covenants that restrict additional indebtedness and the ability to make future acquisitions require an LTM Adjusted EBITDA to Fixed Charges ratio (measured on a trailing four-quarter basis) of 2.0:1.0. Failure to comply with these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.

We believe we are in compliance with HOC’s credit agreement and indentures, including the Senior Secured Leverage Ratio, as of March 31, 2009. If our LTM Adjusted EBITDA were to decline significantly from the level achieved at March 31, 2009, it could cause us to exceed the Senior Secured Leverage Ratio and could be an Event of Default under HOC’s credit agreement. However, we could implement certain actions in an effort to minimize the possibility of a breach of the Senior Secured Leverage Ratio, including reducing payroll and other operating costs, deferring or eliminating certain maintenance, delaying or deferring capital expenditures, or selling assets. In addition, under certain circumstances, our credit agreement allows us to apply the cash contributions received by HOC as a capital contribution to cure covenant breaches. However, there is no guarantee that such contributions will be able to be secured.

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

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of March 31, 2009, we have ten interest rate swap agreements for notional amounts totaling $6.5 billion. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. The major terms of the interest rate swap agreements are as follows.

Effective Date	Notional Amount	Fixed Rate Paid	Variable Rate Received as of March 31, 2008	Next Reset Date	Maturity Date
	(In millions)
April 25, 2007	$200	4.898%	1.159%	April 27, 2009	April 25, 2011
April 25, 2007	200	4.896%	1.159%	April 27, 2009	April 25, 2011
April 25, 2007	200	4.925%	1.159%	April 27, 2009	April 25, 2011
April 25, 2007	200	4.917%	1.159%	April 27, 2009	April 25, 2011
April 25, 2007	200	4.907%	1.159%	April 27, 2009	April 25, 2011
September 26, 2007	250	4.809%	1.159%	April 27, 2009	April 25, 2011
September 26, 2007	250	4.775%	1.159%	April 27, 2009	April 25, 2011
April 25, 2008	1,000	4.172%	1.159%	April 27, 2009	April 25, 2012
April 25, 2008	2,000	4.276%	1.159%	April 27, 2009	April 25, 2013
April 25, 2008	2,000	4.263%	1.159%	April 27, 2009	April 25, 2013

Until February 15, 2008, our interest rate swap agreements were not designated as hedging instruments; therefore, gains or losses resulting from changes in the fair value of the swaps were recognized in earnings in the period of the change. On February 15, 2008, eight of our interest rate swap agreements for notional amounts totaling $3.5 billion were designated as cash flow hedging instruments and on April 1, 2008 the remaining swap agreements were designated as cash flow hedging instruments. Upon designation as cash flow hedging instruments, only any measured ineffectiveness is recognized in earnings in the period of change. Interest rate swaps increased our first quarter 2009 and 2008 interest expense by $43.2 million and $145.5 million, respectively.

Additionally, on January 28, 2008, we entered into an interest rate cap agreement to partially hedge the risk of future increases in the variable rate of the CMBS financing. The interest rate cap agreement, which was effective January 28, 2008, and terminates February 13, 2013, is for a notional amount of $6.5 billion at a LIBOR cap rate of 4.5%. The interest rate cap was designated as a cash flow hedging instrument on May 1, 2008. For the three months ended March 31, 2008, a credit of $98.6 million, representing the change in the fair value, is included in Interest expense in our Consolidated Condensed Statement of Operations. The change in the fair value of the interest rate cap did not impact interest expense for the three months ended March 31, 2009.

Guarantees of Third-Party Debt and Other Obligations and Commitments

The tables below summarize, as of March 31,2009, total material additions to or changes in our contractual obligations and other commitments, which were disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our 2008 Annual Report on Form 10-K.

Contractual Obligations(a) (In millions)	Increase/ (Decrease)	Total
Debt, including capital lease obligations	$1,320.7	$25,783.0
Estimated interest payments(b)	(432.2)	9,950.9
Operating lease obligations	(23.1)	1,871.2
Purchase order obligations	(13.3)	38.0
Guaranteed payments to State of Louisiana	(15.0)	119.8
Construction commitments	(156.1)	561.4
Community reinvestment	(1.5)	123.1
Entertainment obligations	(14.2)	121.1
Other contractual obligations	(8.8)	597.3

(a)

In addition to the contractual obligations disclosed in this table, we have unrecognized tax benefits that, based on uncertainties associated with the items, we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities.

(b)	Estimated interest for variable rate debt is based on rates at March 31, 2009. Estimated interest includes the estimated impact of our interest rate swap and interest rate cap agreements.

Other Commitments (In millions)	Increase/ (Decrease)	Total
Letters of credit	$3.8	$179.2
Minimum payments to tribes	(3.4)	38.1

The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments, pursuant to these contracts for the three managed Indian-owned facilities now open, which extend for periods of up to 56 months from March 31, 2009, is $1.2 million. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.

Competitive Pressures

The gaming industry is highly competitive and our competitors vary considerably in size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. We also compete with other non-gaming resorts and vacation areas, and with various other entertainment businesses. Our competitors in each market may have substantially greater financial, marketing and other resources than we do and there can be no assurance that they will not in the future engage in aggressive pricing action to compete with us. Although we believe we are currently able to compete effectively in each of the various markets in which we participate, we cannot make assurances that we will be able to continue to do so or that we will be capable of maintaining or further increasing our current market share. Our failure to compete successfully in our various markets could adversely affect our business, financial condition, results of operations and cash flows.

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

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

We prepare our Consolidated Condensed Financial Statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated lives assigned to our assets, the determination of bad debt, asset impairment, fair value of guarantees and self-insurance reserves, the purchase price allocations made in connection with our acquisitions/merger and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our significant accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2008 Annual Report on Form 10-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

The following are accounting standards adopted or issued in the first quarter of 2009 that could have an impact on our Company.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;

•	Assets that an acquirer does not intend to use will be recorded at fair value reflecting the assets’ highest and best use;

•	Non-controlling interests (formerly known as “minority interests” — see Statement 160 discussion below) will be valued at fair value at the acquisition date;

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

SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted the provisions of SFAS No. 141(R) on January 1, 2009. The primary impact to our financial results will be possible charges to income tax expense for changes in deferred tax valuation allowances and income tax uncertainties related to the Merger.

In December 2007, the FASB also issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of Accounting Research Bulletin No. 51,” the provisions of which are effective for periods beginning after December 15, 2008. This statement requires an entity to classify non-controlling interests in subsidiaries as a separate component of equity. Additionally, transactions between an entity and non-controlling interests are required to be treated as equity transactions. We adopted the provisions of SFAS No. 160 on January 1, 2009.

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

On April 25, 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142. The FSP requires entities to disclose information for recognized intangible assets that enables financial statement users to understand the extent to which expected future cash flows associated with intangible assets are affected by the entity’s intent or ability to renew or extend the arrangement associated with the intangible asset. The FSP also requires the following disclosures in addition to those required by SFAS No. 142:

•	The entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset

•	In the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class

•

For an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented by major intangible asset class

This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. While the guidance on determining the useful life of a recognized intangible asset must be applied prospectively only to intangible assets acquired after the FSP’s effective date, the disclosure requirements of the FSP must be applied prospectively to all intangible assets recognized as of, and after, the FSP’s effective date. This FSP will affect intangible assets acquired by Harrah’s after the effective date as well as require additional disclosures for existing intangible assets. We adopted the disclosure requirements of FSP No. 142-3 as of January 1, 2009.

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

•	the effects of environmental and structural building conditions relating to our properties;

•	our ability to timely and cost effectively integrate companies that we acquire into our operations;

•	access to available and reasonable financing on a timely basis;

•	changes in laws, including increased tax rates, regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies;

•	litigation outcomes and judicial actions, including gaming legislative action, referenda and taxation;

•	the ability of our customer-tracking, customer loyalty and yield-management programs to continue to increase customer loyalty and same-store or hotel sales;

•	our ability to recoup costs of capital investments through higher revenues;

•	acts of war or terrorist incidents or natural disasters;

•	access to insurance on reasonable terms for our assets;

•	abnormal gaming holds;

•	the potential difficulties in employee retention and recruitment as a result of our substantial indebtedness and the recent downturn in the gaming and hotel industries; and

•	the effects of competition, including locations of competitors and operating and market competition.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed-rate and variable-rate obligations. Of our approximate $24.6 billion total debt at March 31, 2009, $9.6 billion, excluding $6.5 billion of variable-rate debt for which we have entered into interest rate swap agreements, is subject to variable interest rates. We have hedging arrangements with respect to LIBOR borrowings for a notional amount of $6.5 billion, all of which fix the floating rates of interest to fixed rates. In addition to the swap agreements, we entered into an interest rate cap agreement for a notional amount of $6.5 billion at a LIBOR cap rate of 4.5%. Assuming a constant outstanding balance for our variable rate debt for the next twelve months, a hypothetical 1% change in interest rates would change interest expense for the next twelve months by approximately $76.4 million.

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. We do not purchase or hold any derivative financial instruments for trading purposes.

Foreign currency translation gains and losses were not material to our results of operations for first quarter 2009. Our only material ownership interests in businesses in foreign countries are London Clubs, Macau Orient Golf and an approximate 95% ownership of a casino in Uruguay. Therefore, we have not been subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future operating results or cash flows.

From time to time, we hold investments in various available-for-sale equity securities; however, our exposure to price risk arising from the ownership of these investments is not material to our consolidated financial position, results of operations or cash flows.

Item 4.	Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2009. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.	Controls and Procedures

Not applicable.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

Certain of our legal proceedings are reported in our Annual Report on Form 10-K for the year ended December 31, 2008, with material developments described below.

Litigation Related to the December 2008 Exchange Offer

On January 9, 2009, S. Blake Murchison and Willis Shaw filed a purported class action lawsuit in the United Stated District Court for the District of Delaware, Civil Action No. 09-00020-SLR, against Harrah’s Entertainment, Inc. and its board of directors, and Harrah’s Operating Company, Inc. The lawsuit was amended on March 4, 2009 alleging that the bond exchange offer which closed on December 24, 2008 wrongfully impaired the rights of bondholders. The amended complaint alleges, among others, breach of the bond indentures, violation of the Trust Indenture Act of 1939, equitable rescission, and liability claims against the members of the board. The amended complaint seeks, among other relief, class certification of the lawsuit, declaratory relief that the alleged violations occurred, unspecified damages to the class, and attorneys’ fees. On April 30, 2009 the defendants filed a motion to dismiss the amended complaint, which is currently pending before the court.

In addition, the Company is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any pending litigation to have a material adverse effect on our consolidated financial position or results of operations.

Item 1A.	Risk Factors.

There were no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2009.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

3.1	Amended Certificate of Incorporation of Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-8 filed January 31, 2008.)

3.2	Bylaws of Harrah’s Entertainment, Inc., as amended on January 28, 2008. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed February 1, 2008.)

3.3	Restated Certificate of Incorporation of Harrah’s Operating Company, Inc. (f/k/a Embassy Suites, Inc.), as amended. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-4 filed October 29, 2008.)

3.4	Certificate of Amendment of Restated Certificate of Incorporation of Harrah’s Operating Company, Inc. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

3.5	Bylaws of Harrah’s Operating Company, Inc., as amended. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-4 filed October 29, 2008.)

Exhibit Number	Exhibit Description

4.1	Certificate of Designation of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated January 28, 2008. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-8 filed January 31, 2008.)

4.2	Indenture, dated as of December 18, 1998, among Harrah’s Operating Company, Inc. as obligor, Harrah’s Entertainment, Inc., as Guarantor, and IBJ Schroder Bank & Trust Company, as Trustee relating to the 7 1/2% Senior Notes Due 2009. (Incorporated by reference to the exhibit to the Registration Statement on Form S-3 of Harrah’s Entertainment, Inc. and Harrah’s Operating Company, Inc., File No. 333-69263, filed December 18, 1998.)

4.3	Indenture, dated as of November 9, 1999 between Park Place Entertainment Corp., as Issuer, and Norwest Bank Minnesota, N.A., as Trustee relating to the 8.5% Senior Notes due 2006 and 8.875% Senior Subordinated Notes due 2008. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.4	Officers’ Certificate, dated as of September 12, 2000 with respect to the 8.875% Senior Subordinated Notes due 2008. (Incorporated by reference to the exhibit to Park Place Entertainment Corporation’s Current Report on Form 8-K, filed September 19, 2000.)

4.5	First Supplemental Indenture, dated as of June 13, 2005, to Indenture dated as of November 9, 1999, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 8.5% Senior Notes due 2006 and the 8.875% Senior Subordinated Notes due 2008. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.6	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of November 9, 1999, as supplemented by certain Officers’ Certificates dated as of November 9, 1999 and September 12, 2000, and as further amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 8.5% Senior Notes due 2006 and the 8.875% Senior Subordinated Notes due 2008. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.7	Indenture, dated as of January 29, 2001, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and Bank One Trust Company, N.A., as Trustee, relating to the 8.0% Senior Notes Due 2011. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

4.8	Indenture, dated as of May 14, 2001, between Park Place Entertainment Corp., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-62508, filed June 7, 2001.)

4.9	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of May 14, 2001, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.10	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of May 14, 2001, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.11	Indenture, dated as of August 22, 2001, between Park Place Entertainment Corp., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7.50% Senior Notes due 2009. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-69838, filed September 21, 2001.)

4.12	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of August 22, 2001, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7.50% Senior Notes due 2009. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

Exhibit Number	Exhibit Description

4.13	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of August 22, 2001, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7.50% Senior Notes due 2009. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.14	Indenture, dated as of March 14, 2002, between Park Place Entertainment Corp., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-86142, filed April 12, 2002.)

4.15	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of March 14, 2002, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.16	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of March 14, 2002, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.17	Indenture, dated as of April 11, 2003, between Park Place Entertainment Corp., as Issuer, and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-104829, filed April 29, 2003.)

4.18	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of April 11, 2003, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.19	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, to the Indenture, dated as of April 11, 2003, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.20	Indenture, dated as of December 11, 2003, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.375% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

4.21	Indenture, dated as of June 25, 2004, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.50% Senior Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

4.22	Indenture, dated as of February 9, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Senior Floating Rate Notes due 2008. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)

4.23	Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

Exhibit Number	Exhibit Description

4.24	First Supplemental Indenture, dated as of September 9, 2005, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Registration Statement on Form S-3/A of Harrah’s Entertainment, Inc., File No. 333-127210, filed September 19, 2005.)

4.25	Second Supplemental Indenture, dated as of January 8, 2008, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

4.26	Third Supplemental Indenture, dated as of January 28, 2008, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed January 28, 2008)

4.27	Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed June 3, 2005.)

4.28	First Supplemental Indenture, dated as of August 19, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Harrah’s Entertainment, Inc., File No. 333-127840, filed August 25, 2005.)

4.29	Second Supplemental Indenture, dated as of September 28, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed October 3, 2005.)

4.30	Indenture dated as of September 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.75% Senior Notes due 2017. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed October 3, 2005.)

4.31	Indenture, dated as of June 9, 2006, between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 14, 2006.)

4.32	Officers’ Certificate, dated as of June 9, 2006, pursuant to Sections 301 and 303 of the Indenture dated as of June 9, 2006 between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 14, 2006.)

4.33	Indenture, dated as of February 1, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, relating to the 10.75% Senior Cash Pay Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed February 4, 2008.)

4.34	First Supplemental Indenture, dated as of June 12, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, relating to the 10.75% Senior Cash Pay Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

*4.35	Second Supplemental Indenture, dated as of January 9, 2009, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee relating to the 10.75% Senior Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018.

Exhibit Number	Exhibit Description

4.36	Third Supplemental Indenture, dated as of March 26, 2009, by and among Harrah’s Operating Company, Inc., the Note Guarantors (as defined therein) and U.S. Bank National Association, as Trustee relating to the 10.75% Senior Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed March 31, 2009.)

4.37	Indenture, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as Trustee, relating to the 10.00% Second-Priority Senior Secured Notes due 2018 and 10.00% Second-Priority Senior Secured Notes due 2015. (Incorporated by reference to the exhibit filed with Company’s Registration Statement on Form S-4/A, filed December 24, 2008.)

4.38	Indenture, dated as of April 15, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee and collateral agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed April 20, 2009.)

4.39	Registration Rights Agreement, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., Citigroup Global Markets Inc., as lead dealer manager, and Banc of America Securities LLC, as joint dealer manager. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed December 30, 2008.)

4.40	Registration Rights Agreement, dated as of April 14, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as dealer managers. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed April 20, 2009.)

4.41	Stockholders’ Agreement, dated as of January 28, 2008, by and among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC, Hamlet Holdings LLC and Harrah’s Entertainment, Inc., and, solely with respect to Sections 3.01 and 6.07, Apollo Investment Fund VI, L.P. and TPG V Hamlet AIV, L.P. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

4.42	Services Agreement, dated as of January 28, 2008, by and among Harrah’s Entertainment, Inc., Apollo Management VI, L.P., Apollo Alternative Assets, L.P. and TPG Capital, L.P. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

4.43	Management Investor Rights Agreement, dated as of January 28, 2008, by and among Harrah’s Entertainment, Inc., Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Hamlet Holdings LLC and the stockholders that are parties thereto (incorporated by reference to Exhibit 4.2 to Harrah’s Entertainment, Inc.’s Registration Statement on Form S-8 filed January 31, 2008)

10.1	Credit Agreement, dated as of January 28, 2008, by and among Hamlet Merger Inc., Harrah’s Operating Company, Inc. as Borrower, the Lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent and Collateral Agent, Deutsche Bank AG New York Branch, as Syndication Agent, and Citibank, N.A., Credit Suisse, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Credit Partners L.P., Morgan Stanley Senior Funding, Inc., and Bear Sterns Corporate Lending, Inc., as Co-Documentation Agents. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

10.2	Guaranty and Pledge Agreement, dated as of January 28, 2008, made by Hamlet Merger Inc. in favor of Bank of America, N.A., as Administrative Agent and Collateral Agent. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

10.3	Intercreditor Agreement, dated as of January 28, 2008 by and among Bank of America, N.A. as administrative agent and collateral agent under the Credit Agreement, Citibank, N.A. as administrative agent under the Bridge-Loan Agreement and U.S. Bank National Association as Trustee under the Indenture. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

10.4	Intercreditor Agreement, dated as of December 24, 2008 among Bank of America, N.A. as Credit Agreement Agent, each Other First Priority Lien Obligations Agent from time to time, U.S. Bank National Association as Trustee and each collateral agent for any Future Second Lien Indebtedness from time to time. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

Exhibit Number	Exhibit Description

10.5	Joinder and Supplement to the Intercreditor Agreement, dated as of April 15, 2009 by and among U.S. Bank National Association , as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed April 20, 2009.)

10.6	Amended and Restated Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Propco, LLC, Harrah’s Atlantic City Propco, LLC, Rio Propco, LLC, Flamingo Las Vegas Propco, LLC, Paris Las Vegas Propco, LLC and Harrah’s Laughlin Propco, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.7	Amended and Restated First Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 1, LLC, Harrah’s Atlantic City Mezz 1, LLC, Rio Mezz 1, LLC, Flamingo Las Vegas Mezz 1, LLC, Paris Las Vegas Mezz 1, LLC and Harrah’s Laughlin Mezz 1, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.8	Amended and Restated Second Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 2, LLC, Harrah’s Atlantic City Mezz 2, LLC, Rio Mezz 2, LLC, Flamingo Las Vegas Mezz 2, LLC, Paris Las Vegas Mezz 2, LLC and Harrah’s Laughlin Mezz 2, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.9	Amended and Restated Third Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 3, LLC, Harrah’s Atlantic City Mezz 3, LLC, Rio Mezz 3, LLC, Flamingo Las Vegas Mezz 3, LLC, Paris Las Vegas Mezz 3, LLC and Harrah’s Lauglin Mezz 3, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.10	Amended and Restated Fourth Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 4, LLC, Harrah’s Atlantic City Mezz 4, LLC, Rio Mezz 4, LLC, Flamingo Las Vegas Mezz 4, LLC, Paris Las Vegas Mezz 4, LLC and Harrah’s Laughlin Mezz 4, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.11	Amended and Restated Fifth Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 5, LLC, Harrah’s Atlantic City Mezz 5, LLC, Rio Mezz 5, LLC, Flamingo Las Vegas Mezz 5, LLC, Paris Las Vegas 5, LLC and Harrah’s Laughlin Mezz 5, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.12	Amended and Restated Sixth Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 6, LLC, Harrah’s Atlantic City Mezz 6, LLC, Rio Mezz 6, LLC, Flamingo Las Vegas Mezz 6, LLC, Paris Las Vegas Mezz 6, LLC and Harrah’s Laughlin Mezz 6, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.13	Amended and Restated Seventh Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 7, LLC, Harrah’s Atlantic City Mezz 7, LLC, Rio Mezz 7, LLC, Flamingo Las Vegas Mezz 7, LLC, Paris Las Vegas Mezz 7, LLC and Harrah’s Laughlin Mezz 7, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.14	Amended and Restated Eighth Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 8, LLC, Harrah’s Atlantic City Mezz 8, LLC, Rio Mezz 8, LLC, Flamingo Las Vegas Mezz 8, LLC, Paris Las Vegas Mezz 8, LLC and Harrah’s Laughlin Mezz 8, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

Exhibit Number	Exhibit Description

10.15	Amended and Restated Ninth Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 9, LLC, Harrah’s Atlantic City Mezz 9, LLC, Rio Mezz 9, LLC, Flamingo Las Vegas Mezz 9, LLC, Paris Las Vegas Mezz 9, LLC and Harrah’s Laughlin Mezz 9, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.16	Employment Agreement, made as of January 28, 2008, and amended on March 13, 2009, by and between Harrah’s Entertainment, Inc. and Gary W. Loveman. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

†10.17	Rollover Option Agreement, dated as of January 28, 2008, by and between Harrah’s Entertainment, Inc. and Gary W. Loveman. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

†10.18	Form of Employment Agreement between Harrah’s Operating Company, Inc. and J. Carlos Tolosa. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed April 11, 2008.)

†10.19	Form of Employment Agreement between Harrah’s Operating Company, Inc. and Jonathan S. Halkyard, Thomas M. Jenkin and John W. R. Payne. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed April 11, 2008.)

†10.20	Form of Severance Agreement entered into with Jonathan S. Halkyard, Thomas M. Jenkin, John W. R. Payne and J. Carlos Tolosa. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

10.21	Form of Indemnification Agreement entered into by Harrah’s Entertainment, Inc. and each of its directors and executive officers. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed October 6, 2008.)

†10.22	Financial Counseling Plan of Harrah’s Entertainment, Inc. as amended June 1996. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.23	Summary Plan Description of Executive Term Life Insurance Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

†10.24	Harrah’s Entertainment, Inc. 2009 Senior Executive Incentive Plan, effective January 1, 2009. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed December 15, 2008.)

†10.25	The 2001 Restatement of the Harrah’s Entertainment, Inc. Savings And Retirement Plan, effective January 1, 2002. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.)

†10.26	First Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective January 1, 1997. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.27	Second Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective January 1, 2002. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.28	Third Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective November 24, 2003. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.29	Fourth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan executed December 22, 2003. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.30	Fifth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective January 1, 2005. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

Exhibit Number	Exhibit Description

†10.31	Sixth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan adopted July 20, 2005. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.32	Seventh Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective August 30, 2005. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.33	Eighth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan adopted September 20, 2006. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.34	Ninth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan adopted November 7, 2006. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.35	Tenth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan executed December 29, 2006. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.36	Eleventh Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan executed July 11, 2008. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.37	Twelfth Amendment to 2001 Restatement of The Harrah’s Entertainment, Inc. Savings and Retirement Plan, effective as of February 9, 2009. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed February 13, 2009.)

10.38	Trust Agreement dated June 20, 2001 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.)

10.39	Escrow Agreement, dated February 6, 1990, by and between The Promus Companies Incorporated, certain subsidiaries thereof, and Sovran Bank, as escrow agent (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 1989.)

10.40	Amendment to Escrow Agreement dated as of October 29, 1993 among The Promus Companies Incorporated, certain subsidiaries thereof, and NationsBank, formerly Sovran Bank. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

10.41	Amendment, dated as of June 7, 1995, to Escrow Agreement among The Promus Companies Incorporated, certain subsidiaries thereof and NationsBank. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed June 15, 1995.)

10.42	Amendment, dated as of July 18, 1996, to Escrow Agreement between Harrah’s Entertainment, Inc. and NationsBank. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

10.43	Amendment, dated as of October 30, 1997, to Escrow Agreement between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc. and NationsBank. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed March 10, 1998, File No. 1-10410.)

10.44	Amendment to Escrow Agreement, dated April 26, 2000, between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A., Successor to Bank of America, N.A. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

10.45	Letter Agreement with Wells Fargo Bank Minnesota, N.A., dated August 31, 2000, concerning appointment as Escrow Agent under Escrow Agreement for deferred compensation plans. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

†10.46	Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement dated January 11, 2006 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

Exhibit Number	Exhibit Description

†10.47	Amendment to the Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement effective January 28, 2008 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

†10.48	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan, effective August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.49	Amendment and Restatement of Harrah’s Entertainment, Inc. Deferred Compensation Plan, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.50	Amendment and Restatement of Park Place Entertainment Corporation Executive Deferred Compensation Plan, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.51	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.52	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.53	First Amendment to the Amendment and Restatement of Harrah’s Entertainment, Inc. Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of February 9, 2009. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed February 13, 2009.)

†10.54	Harrah’s Entertainment, Inc. Management Equity Incentive Plan, as amended December 10, 2008. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed December 15, 2008.)

†10.55	Stock Option Grant Agreement dated February 27, 2008 between Gary W. Loveman and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.56	Stock Option Grant Agreement dated February 27, 2008 between Jonathan S. Halkyard and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.57	Stock Option Grant Agreement dated February 27, 2008 between J. Carlos Tolosa and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.58	Stock Option Grant Agreement dated February 27, 2008 between Thomas M. Jenkin and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.59	Form of Stock Option Grant Agreement dated July 1, 2008 between Harrah’s Entertainment, Inc. and each of Lynn C. Swann and Christopher J. Williams. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.60	Collateral Agreement, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc., the subsidiary pledgors party thereto and U.S. Bank National Association, as collateral agent. (Incorporated by reference to the exhibit filed with the Company’s Registration Statement on Form S-4/A, filed December 24, 2008.)

Exhibit Number	Exhibit Description

10.61	Additional Secured Party Consent, dated as of April 15, 2009, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of December 24, 2008. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed April 20, 2009.)

14	Harrah’s Entertainment, Inc. Code of Business Conduct and Ethics for Principal Officers, adopted February 26, 2003. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 10, 2003.)

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13, 2009

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13, 2009.

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 13, 2009

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 13, 2009.

*99	Supplemental Discussion of Pro Forma Harrah’s Operating Company Results

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q pursuant to Item 6 of Form 10-Q.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRAH’S ENTERTAINMENT, INC.

May 13, 2009	By:	/S/ ANTHONY D. MCDUFFIE
Anthony D. McDuffie Senior Vice President, Controller and Chief Accounting Officer