Form 10-Q
period 2009-06-30
HARRAHS ENTERTAINMENT INC
filed 2009-08-13
CIK 858339

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

As of August 1, 2009, the Registrant had 10 shares of voting Common Stock and 40,678,719 shares of non-voting Common Stock outstanding.

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

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

	Successor
(In millions, except share amounts)	June 30, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$947.1	$650.5
Receivables, less allowance for doubtful accounts of $216.5 and $201.4	316.6	394.0
Deferred income taxes	151.2	157.6
Income tax receivable	9.0	5.5
Prepayments and other	249.3	216.4
Inventories	56.3	62.7

Total current assets	1,729.5	1,486.7

Land, buildings, riverboats and equipment	19,184.1	18,881.4
Less: accumulated depreciation	(959.4)	(614.3)

	18,224.7	18,267.1
Assets held for sale	7.3	49.3
Goodwill (Note 4)	4,647.1	4,902.2
Intangible assets (Note 4)	5,181.5	5,307.9
Investments in and advances to non-consolidated affiliates	30.5	30.4
Deferred costs and other	891.8	1,005.0

	$30,712.4	$31,048.6

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities
Accounts payable	$265.2	$382.3
Interest payable	200.6	417.7
Accrued expenses	1,216.6	1,115.0
Current portion of long-term debt (Note 6)	31.9	85.6

Total current liabilities	1,714.3	2,000.6
Long-term debt (Note 6)	19,345.7	23,123.3
Deferred credits and other	718.2	669.1
Deferred income taxes	5,741.3	4,327.0

	27,519.5	30,120.0

Commitments and contingencies (Notes 6, 9 through 11 and 13)

Preferred stock; $0.01 par value; 40,000,000 shares authorized; 19,896,658 and 19,912,447 shares issued and outstanding (net of 38,876 and 23,088 shares held in treasury)	2,465.3	2,289.4

Stockholders’ equity/(deficit) (Notes 3, 5 and 6)
Common stock, non-voting and voting; $0.01 par value; 80,000,020 shares authorized; 40,678,729 and 40,711,008 shares issued and outstanding (net of 79,481 and 47,201 shares held in treasury)	0.4	0.4
Additional paid-in capital	3,702.3	3,825.1
Accumulated deficit	(2,940.6)	(5,096.3)
Accumulated other comprehensive loss	(90.7)	(139.6)

Total Harrah’s Entertainment, Inc. stockholders’ equity/(deficit)	671.4	(1,410.4)
Non-controlling interests	56.2	49.6

Total equity/(deficit)	727.6	(1,360.8)

	$30,712.4	$31,048.6

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Successor				Predecessor
(In millions)	Second Quarter Ended June 30, 2009	Second Quarter Ended June 30, 2008	Six Months Ended June 30, 2009	January 28, 2008 Through June 30, 2008	January 1, 2008 Through January 27, 2008
Revenues
Casino	$1,810.6	$2,057.5	$3,622.8	$3,523.1	$614.6
Food and beverage	376.9	431.3	747.8	732.6	118.4
Rooms	271.6	335.9	546.3	577.5	96.4
Management fees	15.2	17.1	28.6	29.2	5.0
Other	148.9	168.7	288.4	280.5	42.7
Less: casino promotional allowances	(351.8)	(408.4)	(707.8)	(700.3)	(117.0)

Net revenues	2,271.4	2,602.1	4,526.1	4,442.6	760.1

Operating expenses
Direct
Casino	977.1	1,131.0	1,970.4	1,907.7	340.6
Food and beverage	154.4	183.7	298.2	308.0	50.5
Rooms	54.1	64.1	106.1	114.5	19.6
Property general, administrative and other	500.3	577.3	1,004.6	987.2	178.2
Depreciation and amortization	168.8	176.2	341.2	300.4	63.5
Write-downs, reserves and recoveries	26.9	50.1	54.3	(108.7)	4.7
Impairment of intangible assets	297.1	—	297.1	—	—
Project opening costs	0.6	7.2	2.6	10.0	0.7
Corporate expense	41.7	36.6	72.0	61.3	8.5
Merger and integration costs	0.1	5.1	0.3	22.1	125.6
Loss/(income) on interests in non-consolidated affiliates	0.3	(0.5)	0.1	(1.3)	(0.5)
Amortization of intangible assets	43.7	48.2	87.5	80.5	5.5

Total operating expenses	2,265.1	2,279.0	4,234.4	3,681.7	796.9

Income/(loss) from operations	6.3	323.1	291.7	760.9	(36.8)
Interest expense, net of interest capitalized	(463.4)	(468.0)	(960.2)	(935.9)	(89.7)
Gains/(losses) on early extinguishments of debt	4,279.5	—	4,280.7	(211.3)	—
Other income, including interest income	10.6	3.8	19.1	11.5	1.1

Income/(loss) from continuing operations before income taxes (1)	3,833.0	(141.1)	3,631.3	(374.8)	(125.4)
(Provision)/benefit for income taxes	(1,536.2)	43.5	(1,461.9)	101.7	26.0

Income/(loss) from continuing operations, net of tax (1)	2,296.8	(97.6)	2,169.4	(273.1)	(99.4)

Discontinued operations
(Loss)/income from discontinued operations	(0.2)	(0.2)	(0.3)	140.8	0.1
Benefit/(provision) for income taxes	0.1	0.6	0.1	(53.2)	—

(Loss)/income from discontinued operations, net	(0.1)	0.4	(0.2)	87.6	0.1

Net income/(loss) (1)	2,296.7	(97.2)	2,169.2	(185.5)	(99.3)
Less: net (income)/loss attributable to non-controlling interests	(7.7)	(0.4)	(12.9)	1.0	(1.6)

Net income/(loss) attributable to Harrah’s Entertainment, Inc. (1)	$2,289.0	$(97.6)	$2,156.3	$(184.5)	$(100.9)

(1)	Due to the January 1, 2009 adoption of a recent accounting pronouncement, certain 2008 amounts have been recasted to conform to the 2009 presentation.

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Successor		Predecessor
(In millions)	Six Months Ended June 30, 2009	January 28, 2008 Through June 30, 2008	January 1, 2008 Through January 27, 2008
Cash flows from operating activities
Net income/(loss) attributable to Harrah’s Entertainment, Inc.	$2,156.3	$(184.5)	$(100.9)
Adjustments to reconcile net loss to cash flows from operating activities:
Loss/(income) from discontinued operations, before income taxes	0.3	(140.8)	(0.1)
Income from insurance claims for hurricane damage	—	(185.4)	—
(Gains)/losses on early extinguishments of debt	(4,280.7)	211.3	—
Depreciation and amortization	571.0	489.3	104.9
Write-downs, reserves and recoveries	306.1	32.6	(0.1)
Other non-cash items	29.6	120.6	34.4
Share-based compensation expense	8.4	6.9	50.9
Deferred income taxes	1,419.0	(190.5)	(19.0)
Tax benefit from stock equity plans	—	—	42.6
Non-controlling interests’ share of net income/(loss)	12.9	(1.0)	1.6
Loss/(income) on interests in non-consolidated affiliates	0.1	(1.3)	(0.5)
Net change in insurance receivables for hurricane damage	—	0.9	—
Returns on investment in non-consolidated affiliates	1.2	0.3	0.1
Insurance proceeds for hurricane losses	—	97.9	—
Net losses/(gains) from asset sales	0.3	8.4	(7.4)
Net change in long-term accounts	(0.6)	(94.8)	68.3
Net change in working capital accounts	(131.5)	558.6	(167.6)

Cash flows provided by operating activities	92.4	728.5	7.2

Cash flows from investing activities
Land, buildings, riverboats and equipment additions	(277.1)	(670.3)	(117.4)
Insurance proceeds for hurricane losses for discontinued operations	—	83.3	—
Insurance proceeds for hurricane losses for continuing operations	—	98.1	—
Payment for Merger	—	(17,490.2)	—
Payments for businesses acquired, net of cash acquired	—	—	0.1
Investments in and advances to non-consolidated affiliates	—	(5.9)	—
Proceeds from other asset sales	34.1	3.6	3.1
(Decrease)/increase in construction payables	(17.3)	49.1	(8.2)
Other	(7.8)	(24.2)	(1.7)

Cash flows used in investing activities	(268.1)	(17,956.5)	(124.1)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of discounts	1,323.1	20,354.6	11,316.3
Deferred financing costs	(32.1)	(510.1)	—
Borrowings under lending agreements, net of deferred financing costs	1,550.0	—	—
Repayments under lending agreements	(1,826.4)	(5,815.5)	(11,288.8)
Early extinguishments of debt	(480.7)	(1,873.6)	(87.7)
Premiums paid on early extinguishments of debt	—	(238.0)	—
Scheduled debt retirements	(11.5)	(6.5)	—
Equity contribution from buyout	—	6,007.0	—
Purchase of additional interest in subsidiary	(31.9)	—	—
Non-controlling interests’ distributions, net of contributions	(10.3)	(1.2)	(1.6)
Proceeds from exercises of stock options	—	—	2.4
Excess tax benefit from stock equity plans	—	(50.5)	77.5
Other	(8.2)	0.1	(0.8)

Cash flows provided by financing activities	472.0	17,866.3	17.3

Cash flows from discontinued operations
Cash flows from operating activities	0.3	(0.6)	0.5

Cash flows (used in)/provided by discontinued operations	0.3	(0.6)	0.5

Net increase/(decrease) in cash and cash equivalents	296.6	637.7	(99.1)
Cash and cash equivalents, beginning of period	650.5	610.9	710.0

Cash and cash equivalents, end of period	$947.1	$1,248.6	$610.9

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT) AND COMPREHENSIVE INCOME

(Notes 3, 5 and 6)

	Common Stock		Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling interests	Total	Comprehensive Income
(In millions)	Shares Outstanding	Amount
Successor Balance – December 31, 2008	40.7	$0.4	$3,825.1	$(5,096.3)	$(139.6)	$49.6	$(1,360.8)
Net income				2,156.3		12.9	2,169.2	$2,169.2
Share-based compensation expense			8.4				8.4
Stock payouts			(1.1)				(1.1)
Cumulative preferred stock dividends			(177.3)				(177.3)
Debt exchange transaction, net of tax provision of $52.3			80.0				80.0
Pension adjustment, net of tax provision of $0.0					0.3		0.3	0.3
Foreign currency translation adjustments, net of tax provision of $8.7					22.3		22.3	22.3
Fair market value of swap agreements, net of tax provision of $2.6					4.7		4.7	4.7
Adjustment for FIN 48 tax implications			(1.5)				(1.5)
Purchase of non-controlling interest in subsidiary			(31.9)				(31.9)
Non-controlling interests’ distributions, net of contributions						(6.3)	(6.3)
Fair market value of interest rate cap agreements on commercial mortgage backed securities, net of tax benefit of $12.0					21.3		21.3	21.3
Reclassification of loss on derivative instrument from other comprehensive loss to net loss, net of tax provision of $0.1					0.3		0.3	0.3
Other			0.6	(0.6)

2009 Successor Comprehensive Income								$2,218.1

Successor Balance – June 30, 2009	40.7	$0.4	$3,702.3	$(2,940.6)	$(90.7)	$56.2	$727.6

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS –

JUNE 30, 2009

(UNAUDITED)

Note 1—Basis of Presentation and Organization

Harrah’s Entertainment, Inc. (“Harrah’s Entertainment,” the “Company,” “we,” “our” or “us,” and including our subsidiaries where the context requires) is a Delaware corporation. As of June 30, 2009, we own or manage 53 casinos, primarily under the Harrah’s, Caesars and Horseshoe brand names in the United States. Our casino entertainment facilities include 34 land-based casinos, 12 riverboat or dockside casinos, three managed casinos on Indian lands, one combination thoroughbred racetrack and casino, one combination greyhound racetrack and casino, one combination harness racetrack and casino and one managed casino in Canada. Our 34 land-based casinos include one in Uruguay, eleven in the United Kingdom, three in Egypt and one in South Africa. We view each property as an operating segment and aggregate all operating segments into one reporting segment.

On January 28, 2008, Harrah’s Entertainment was acquired by affiliates of Apollo Global Management, LLC (“Apollo”) and TPG Capital, LP (“TPG”) in an all cash transaction, hereinafter referred to as the “Merger.” Although Harrah’s Entertainment continued as the same legal entity after the Merger, the accompanying Consolidated Condensed Statement of Operations, the Consolidated Condensed Statement of Cash Flows and the Consolidated Condensed Statement of Comprehensive Loss for the six months ended June 30, 2008, are presented as the Predecessor period for the period preceding the Merger and as the Successor period for the period succeeding the Merger. As a result of the application of purchase accounting as of the Merger date, the consolidated condensed financial statements for the Successor period and the Predecessor period are presented on different bases and are, therefore, not comparable.

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

The following unaudited pro forma consolidated financial information assumes that the Merger was completed at the beginning of 2008.

(In millions)	Six Months Ended June 30, 2008
Net revenues	$5,202.7

Loss from continuing operations, net of tax (1)	$(463.1)

Net loss attributable to Harrah’s Entertainment, Inc.	$(375.4)

(1)	Due to the January 1, 2009 adoption of a recent accounting pronouncement, certain 2008 amounts have been reclassified to conform to the 2009 presentation.

For the six months ended June 30, 2008, pro forma results include $5.1 million of costs related to the Merger. Pro forma results for the six months ended June 30, 2008, include non-recurring charges of $82.8 million related to the accelerated vesting of stock options, stock appreciation rights (“SARs”) and restricted stock and $64.9 million of other costs related to the Merger.

The unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had the Merger been completed at the beginning of the period, or of future results.

Note 3—Stock-Based Employee Compensation

As of June 30, 2009, there was approximately $55.5 million of total unrecognized compensation cost related to stock option grants. In 2009, our share-based compensation expense consists primarily of time-based options and performance-based options that have been granted to management, other personnel and key service providers. The compensation cost that has been charged against income for stock option grants for the quarter and six months ended June 30, 2009, was approximately $4.3 million and $8.4 million, respectively. Of the total charged against income for the quarter ended June 30, 2009, $1.8 million is included in Corporate expense and $2.5 million is included in Property general, administrative and other in the Consolidated Condensed Statement of Operations. For the six months ended June 30, 2009, $3.2 million is included in Corporate expense and $5.2 million is included in Property general, administrative and other in the Consolidated Condensed Statement of Operations.

The compensation cost that was charged against income for stock option grants was approximately $5.2 million and $6.9 million for the quarter ended June 30, 2008, and for the Successor period January 28, 2008, through June 30, 2008, respectively. For the quarter ended June 30, 2008, $3.8 million was included in Corporate expense and $1.4 million was included in Property general, administrative and other in the Consolidated Condensed Statement of Operations and $5.1 million was included in Corporate expense and $1.8 million was included in Property general, administrative and other in the Consolidated Condensed Statement of Operations for the period January 28, 2008, through June 30, 2008.

There was no material award activity in the six months ended June 30, 2009.

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

Note 4—Goodwill and Other Intangible Assets

The following table sets forth changes in our goodwill for the year ended June 30, 2009:

(In millions)
Balance at December 31, 2008	$4,902.2
Additions or adjustments	—
Impairments	(255.1)

Balance at June 30, 2009	$4,647.1

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	June 30, 2009			December 31, 2008
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Trademarks	$7.8	$(2.2)	$5.6	$7.8	$(1.4)	$6.4
Gaming rights	42.8	(3.7)	39.1	42.8	(2.4)	40.4
Patented technology	93.5	(16.5)	77.0	93.5	(10.7)	82.8
Contract rights	127.7	(50.0)	77.7	128.8	(33.2)	95.6
Customer relationships	1,454.5	(178.0)	1,276.5	1,454.5	(115.2)	1,339.3

	$1,726.3	$(250.4)	$1,475.9	$1,727.4	$(162.9)	$1,564.5

Non-amortizing intangible assets:
Trademarks			2,000.8			2,043.1
Gaming rights			1,704.8			1,700.3

			3,705.6			3,743.4

Total			$5,181.5			$5,307.9

The aggregate amortization for the quarter and six months ended June 30, 2009, for those assets that are amortized under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 was $43.7 million and $87.5 million, respectively. Estimated annual amortization expense for those assets for the years ending December 31, 2009, 2010, 2011, 2012 and 2013 is $175.4 million, $159.4 million, $155.8 million, $154.4 million and $152.1 million, respectively.

The relative impact of weak economic conditions on certain properties in the Las Vegas market prompted us to perform an assessment of goodwill and certain intangible assets for impairment. Based on our assessment during the second quarter of 2009, we determined that, based on the revision of forecasted cash flows for certain properties, goodwill and other intangible assets related to those properties were impaired. As a result, we recognized an impairment charge of $297.1 million in our Consolidated Statement of Operations in the second quarter of 2009. Of the total charges recognized, $255.1 million related to goodwill and the remaining $42.0 million related to non-amortizing trademarks. We determine estimated fair value of a reporting unit as a function, or multiple, of earnings before interest, taxes, depreciation and amortization (“EBITDA”) or by using the discounted cash flows, common measures used to value and buy or sell cash-intensive businesses such as casinos. We determine the estimated fair values of our intangible assets by using the Relief From Royalty Method under the income approach. We will continue to monitor our intangible assets for impairment and will perform our annual assessment for impairment as of September 30, 2009.

Note 5—Preferred and Common Stock

Preferred Stock

As of June 30, 2009, the authorized Preferred stock shares are 40,000,000, par value $0.01 per share, stated value $100.00 per share.

On January 28, 2008, our Board of Directors adopted a resolution authorizing the creation and issuance of a series of preferred stock known as the Non-Voting Perpetual Preferred Stock. The number of shares constituting such series was 20,000,000.

On a quarterly basis, each share of non-voting preferred stock accrues dividends at a rate of 15.0% per annum, compounded quarterly. Dividends will be paid in cash, when, if, and as declared by the Board of Directors, subject to approval by relevant regulators. We currently do not expect to pay cash dividends. Dividends on the non-voting perpetual preferred stock are cumulative. As of June 30, 2009, such dividends in arrears are $475 million. Shares of the non-voting preferred stock rank prior in right of payment to the non-voting and voting common stock and are entitled to a liquidation preference.

Upon the occurrence of any liquidating event, each holder of non-voting preferred stock shall have the right to require the Company to repurchase each outstanding share of non-voting preferred stock before any payment or distribution shall be made to the holders of non-voting common stock, voting common stock or any other junior stock. After the payment to the holders of non-voting preferred stock of the full preferential amounts, the holders of non-voting preferred stock shall have no right or claim to any of the remaining assets of the Company. Non-voting preferred stock may be converted into non-voting common stock on a pro rata basis with the consent of the holders of a majority of the non-voting preferred stock. Neither the non-voting preferred stock nor the non-voting common stock has any voting rights.

Common Stock

As of June 30, 2009, the authorized common stock of the Company totaled 80,000,020 shares, consisting of 20 shares of voting common stock, par value $0.01 per share and 80,000,000 shares of non-voting common stock, par value $0.01 per share.

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

Note 6—Debt

During second quarter 2009, we exchanged approximately $3.6 billion principal amount of new 10% second-priority senior secured notes due in 2018 for approximately $5.4 billion aggregate principal amount of outstanding debt with maturity dates ranging from 2010 to 2018, purchased approximately $1.3 billion principal amount of outstanding debt through tender offers or open market purchases, retired a portion of and amended the terms of our credit agreement and issued approximately $1.4 billion principal amount of senior secured notes due 2017. These events are discussed more fully below.

The following table presents our debt as of June 30, 2009, and December 31, 2008:

Detail of Debt (dollars in millions)	Maturity	Rate(s) at June 30, 2009	Balance at June 30, 2009	Balance at December 31, 2008
Credit Facilities and Secured Debt
Term Loans	2015	3.3%-4.09%	$6,340.4	$7,195.6
Revolving Credit Facility	2014	3.29%-3.47%	1,111.8	533.0
Senior Secured notes	2017	11.25%	1,323.4	—
CMBS financing	2013	3.32%	6,500.0	6,500.0
Second-Priority Senior Secured Notes	2018	10.0%	1,925.8	542.7
Second-Priority Senior Secured Notes	2015	10.0%	148.0	144.0
6.0% Secured debt	2010	6.0%	25.0	25.0
4.25%–6.0%	to 2035	4.25%-6.0%	3.6	1.1
Subsidiary-guaranteed debt
10.75% Senior Notes due 2016, including senior interim loans (1)	2016	10.75%	478.5	4,542.7
Senior PIK Toggle Notes, including senior interim loans (1)	2018	10.75%	8.9	1,150.0
Unsecured Senior Debt
7.5%	2009	7.5%	0.8	6.0
5.5%	2010	5.5%	227.7	321.5
8.0%	2011	8.0%	30.6	47.4
5.375%	2013	5.375%	92.7	200.6
7.0%	2013	7.0%	0.7	0.7
5.625%	2015	5.625%	311.3	578.1
6.5%	2016	6.5%	246.7	436.7
5.75%	2017	5.75%	144.0	372.7
Floating Rate Contingent Convertible Senior Notes	2024	Varied	0.2	0.2
Unsecured Senior Subordinated Notes
7.875%	2010	7.875%	232.1	287.0
8.125%	2011	8.125%	128.0	216.8
Other Unsecured Borrowings
LIBOR plus 4.5%	2010	L+4.5%	17.0	23.5
5.3% special improvement district bonds	2035	5.3%	68.7	69.7
Other, various maturities	Varied	Varied	1.4	1.4
Capitalized Lease Obligations
5.77%–10.0%	to 2011	5.77%-10.0%	10.3	12.5

Total debt, net of unamortized discounts of $3,155.5 and premiums of $0.1			19,377.6	23,208.9
Current portion of long-term debt			(31.9)	(85.6)

Long-term debt			$19,345.7	$23,123.3

(1)	In connection with the exchange offer discussed below, the senior interim loans are no longer outstanding.

At June 30, 2009, $0.8 million, face amount, of our 7.5% Senior Notes due September 1, 2009, and $237.9 million, face amount, of our 7.875% Senior Subordinated Notes due March 15, 2010, are classified as long-term in our Consolidated Condensed Balance Sheet because the Company has both the intent and the ability to refinance these notes under our revolving credit facility.

In July 2008, Harrah’s Operating Company, Inc. (“HOC”), a wholly-owned subsidiary of Harrah’s Entertainment, made the permitted election under the Indenture governing its 10.75%/11.5% Senior Toggle Notes due 2018 and the toggle portion of the Senior Unsecured Interim Loan Agreement (“Interim Loan Agreement”) dated January 28, 2008, to pay all interest due on January 28, and February 1, 2009, for the loan in-kind. A similar election was made in January 2009 to pay the interest due August 1, 2009, for the 10.75%/11.5% Senior Toggle Notes due 2018 in-kind, and in March 2009, the election was made to pay the interest due April 28, 2009, on the Interim Loan Agreement in-kind. In connection with the debt exchange detailed in the section below (Exchange Offer), the Interim Toggle Notes were no longer outstanding as of June 30, 2009.

Exchange Offer

On April 15, 2009, HOC completed private exchange offers to exchange approximately $3.6 billion aggregate principal amount of new 10.0% Second-Priority Senior Secured Notes due 2018 for approximately $5.4 billion principal amount of its outstanding debt due between 2010 and 2018. The new notes are guaranteed by Harrah’s Entertainment and are secured on a second-priority lien basis by substantially all of HOC’s and its subsidiaries’ assets that secure the senior secured credit facilities. In addition to the exchange offers, another subsidiary of Harrah’s Entertainment paid approximately $97 million to purchase for cash certain notes of HOC with an aggregate principal amount of approximately $523 million maturing between 2015 and 2017. The notes purchased pursuant to this tender offer will remain outstanding for HOC but will reduce Harrah’s Entertainment’s outstanding debt on a consolidated basis. Additionally, HOC paid approximately $4.8 million in cash to purchase notes of approximately $24 million aggregate principal amount from retail holders that were not eligible to participate in the exchange offers.

As a result of the exchange and tender offers, we recorded a pretax gain in the second quarter of 2009 of approximately
$4.1 billion arising from this early extinguishment of debt. As a result of the receipt of the requisite consent of lenders having loans made under the Interim Loan Agreement representing more than 50% of the sum of all loans outstanding under the Interim Loan Agreement, waivers or amendments of certain provisions of the Interim Loan Agreement to permit HOC, from time to time, to buy back loans at prices below par from specific lenders in the form of voluntary prepayments of the loans by HOC on a non-pro rata basis are now operative. Included in the exchanged debt discussed above are approximately $297 million of 10.0% Second-Priority Senior Secured Notes that were exchanged for approximately $442 million principal amount of loans surrendered in the exchange offer for loans outstanding under the Interim Loan Agreement. As a result of these transactions, all loans outstanding under the Interim Loan Agreement have been retired.

Open Market Repurchases and Other Retirements

From time to time, we may retire portions of our outstanding debt in open market purchases, privately negotiated transactions or otherwise. These repurchases will be funded through available cash from operations and from our established debt programs. Such repurchases are dependent on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.

In second quarter 2009, HOC completed open market purchases of notes, paying $261.0 million of cash for the following notes: (i) $20.0 million in aggregate principal amount at maturity of the 5.50% Senior Notes due 2010; (ii) $17.0 million in aggregate principal amount at maturity of the 7.875% Senior Subordinated Notes due 2010; (iii) $18.0 million in aggregate principal amount at maturity of the 8.0% Senior Notes due 2011; (iv) $49.7 million in aggregate principal amount at maturity of the 8.125% Senior Subordinated Notes due 2011; (v) $87.2 million in aggregate principal amount at maturity of the 5.375% Senior Notes due 2013; and (vi) $265.0 million in aggregate principal amount at maturity of the 10.75% Senior Notes due 2016.

Also during the second quarter, another subsidiary of Harrah’s Entertainment completed open market purchases paying
$116.7 million cash for the following notes: (i) $138.0 million in aggregate principal amount at maturity of the 5.625% Senior Notes due 2015: (ii) $24.0 million in aggregate principal amount at maturity of the 6.50% Senior Notes due 2016, and (iii) $169.0 million in aggregate principal amount at maturity of the 5.75% Senior Notes due 2017. These notes purchased on the open market will remain outstanding for HOC but will reduce Harrah’s Entertainment’s outstanding debt on a consolidated basis.

The gains recognized in the second quarter and six months ended June 30, 2009 on the early extinguishments of notes purchased on the open market, referred to above, in addition to the gain on the extinguishment of debt through the exchange offer discussed in the preceding section, totaled $4.3 billion. We recognized a deferred tax liability of approximately $1.7 billion related to the gains.

Under the American Recovery and Reinvestment Act of 2009 (“the Act”), the Company will receive temporary tax relief under the Delayed Recognition of Cancellation of Debt Income (“CODI”) rules. The Act contains a provision that allows for a five-year deferral for tax purposes of CODI for debt reacquired in 2009, followed by recognition of CODI ratably over the succeeding five years. The provision applies for specified types of repurchases including the acquisition of a debt instrument for cash and the exchange of one debt instrument for another.

Credit Facility Amendment and Note Offering

On June 3, 2009, HOC entered into an amendment and waiver to its credit agreement to, among other things: (i) allow for one or more future issuances of additional secured notes or loans, including the $1.375 billion notes discussed below, which may include, in each case, indebtedness secured on a pari passu basis with the obligations under its senior secured credit facilities, so long as, in each case, among other things, an agreed amount of the net cash proceeds from any such issuance are used to prepay term loans and revolving loans under such senior secured credit facilities at par; (ii) exclude from the maintenance covenant under its senior secured credit facilities (a) notes secured with a first priority lien on the assets of HOC and its subsidiaries that secure the senior secured credit facilities that collectively result in up to $2 billion of net proceeds (provided that the aggregate face amount of all such notes shall not collectively exceed $2.2 billion) and (b) up to $250 million aggregate principal amount of consolidated debt of subsidiaries that are not wholly owned subsidiaries; (iii) subject to specified procedures, allow HOC to buyback loans from individual lenders at negotiated prices, which may be less than par and (iv) subject to the requirement to make such offers on a pro rata basis to all lenders, allow HOC to agree with certain lenders to extend the maturity of their term loans or revolving commitments, and for HOC to pay increased interest rates or otherwise modify the terms of their loans or revolving commitments in connection with such an extension.

On June 15, 2009, HOC issued $1.375 billion principal amount of 11.25% senior secured notes due 2017. These notes are secured with a first priority lien on the assets of HOC and the subsidiaries that secure the senior secured credit facilities. Proceeds from this issuance were used to pay a portion of HOC’s outstanding terms loan and revolving loans under its senior secured credit facilities, of which approximately $0.2 billion was used to permanently reduce commitments under the revolving credit facility and approximately $0.8 billion was used to reduce amounts due on the term loan.

Credit Agreement

As of June 30, 2009, our senior secured credit facilities (the “Credit Facilities”) provide for senior secured financing of up to $8.1 billion, consisting of (i) senior secured term loan facilities in an aggregate principal amount of up to $6.3 billion maturing on January 28, 2015 and (ii) a senior secured revolving credit facility in an aggregate principal amount of $1.8 billion, maturing January 28, 2014, including both a letter of credit sub-facility and a swingline loan sub-facility. During the second quarter of 2009, the terms loans were reduced by approximately $0.8 billion and the revolving credit facility was reduced by approximately $0.2 billion as a result of debt retirements, and the mandatory quarterly payment obligation on the term loans decreased from $18.125 million to $5.0 million. A total of $7.5 billion in borrowings were outstanding under the Credit Facilities as of June 30, 2009, with an additional $172 million committed to letters of credit that were issued under the Credit Facilities. After consideration of these borrowings and letters of credit, $485 million of additional borrowing capacity was available to the Company under the Credit Facilities as of June 30, 2009. The Credit Facilities also allow us to request one or more incremental term loan facilities and/or increase commitments under our revolving facility in an aggregate amount of up to $1.75 billion, subject to certain conditions and receipt of commitments by existing or additional financial institutions or institutional lenders.

Borrowings under the Credit Facilities bear interest at a rate equal to the then-current LIBOR rate or at a rate equal to the alternate base rate, in each case plus an applicable margin. In addition, on a quarterly basis, we are required to pay each lender (i) a commitment fee in respect of any unused commitments under the revolving credit facility and (ii) a letter of credit fee in respect of the aggregate face amount of outstanding letters of credit under the revolving credit facility. As of June 30, 2009, the Credit Facilities bore interest based upon 300 basis points over LIBOR for the term loans and a portion of the revolver loan and 200 basis points over the alternate base rate for the remainder of the revolver loan and bore a commitment fee for unborrowed amounts of 50 basis points.

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

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of June 30, 2009, we have ten interest rate swap agreements for notional amounts totaling $6.5 billion. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. The major terms of the interest rate swap agreements are as follows.

Effective Date	Notional Amount	Fixed Rate Paid	Variable Rate Received as of June 30, 2009	Next Reset Date	Maturity Date
	(In millions)
April 25, 2007	$200	4.898%	1.092%	July 27, 2009	April 25, 2011
April 25, 2007	200	4.896%	1.092%	July 27, 2009	April 25, 2011
April 25, 2007	200	4.925%	1.092%	July 27, 2009	April 25, 2011
April 25, 2007	200	4.917%	1.092%	July 27, 2009	April 25, 2011
April 25, 2007	200	4.907%	1.092%	July 27, 2009	April 25, 2011
September 26, 2007	250	4.809%	1.092%	July 27, 2009	April 25, 2011
September 26, 2007	250	4.775%	1.092%	July 27, 2009	April 25, 2011
April 25, 2008	1,000	4.172%	1.092%	July 27, 2009	April 25, 2012
April 25, 2008	2,000	4.276%	1.092%	July 27, 2009	April 25, 2013
April 25, 2008	2,000	4.263%	1.092%	July 27, 2009	April 25, 2013

Until February 15, 2008, our interest rate swap agreements were not designated as hedging instruments; therefore, gains or losses resulting from changes in the fair value of the swaps were recognized in earnings in the period of the change. On February 15, 2008, eight of our interest rate swap agreements for notional amounts totaling $3.5 billion were designated as cash flow hedging instruments and on April 1, 2008, the remaining swap agreements were designated as cash flow hedging instruments. Upon designation as cash flow hedging instruments, only any measured ineffectiveness is recognized in earnings in the period of change. There was no measured ineffectiveness recognized in earnings for the second quarter and six months ended June 30, 2009, compared with a credit of $40.9 million and a net charge of $68.5 million, respectively, for the second quarter and six months ended June 30, 2008, due to changes in the fair values of swap agreements. Due to current interest rate levels, interest rates swaps increased interest expense $54.5 million and $97.6 million for the second quarter and six months ended June 30, 2009, respectively, compared to
$20.1 million and $23.8 million, respectively, for the second quarter and six months ended June 30, 2008. The variable rate did not materially change as a result of the July 27, 2009, reset.

Additionally, on January 28, 2008, we entered into an interest rate cap agreement to partially hedge the risk of future increases in the variable rate of the CMBS financing. The interest rate cap agreement, which was effective January 28, 2008, and terminates February 13, 2013, is for a notional amount of $6.5 billion at a LIBOR cap rate of 4.5%. The interest rate cap was designated as a cash flow hedging instrument on May 1, 2008. The change in the fair value of the interest rate cap did not impact interest expense for the second quarter and six months ended June 30, 2009, whereas, for the quarter and six months ended June 30, 2008, a credit of $20.1 million and a net charge of $12.3 million, respectively, representing the change in the fair value, are included in Interest expense in our Consolidated Condensed Statement of Operations.

Note 7—Fair Value Measurements

We adopted the required provisions of SFAS No. 157, “Fair Value Measurements,” on January 1, 2008. SFAS No. 157 outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures.

Financial Accounting Standards Board (“FASB”) Staff Position 157-2, “Effective Date of FASB Statement No. 157,” deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at estimated fair value in an entity’s financial statements on a recurring basis (at least annually). We adopted the provisions of SFAS No. 157 for non-recurring measurements made for non-financial assets and non-financial liabilities on January 1, 2009. Goodwill and certain other non-amortizing intangible assets were tested for impairment during fourth quarter 2008. As a result of that testing, goodwill and certain other non-amortizing intangible assets were adjusted to their estimated fair values; however, we did not apply the provisions of SFAS No. 157 to these non-financial assets in accordance with the delayed adoption date for FASB Staff Position 157-2 at that time. Subsequently, in the second quarter of 2009, the relative impact of weak economic conditions on certain properties in the Las Vegas market prompted us to perform an assessment of goodwill and certain intangible assets for impairment. The impairment analysis on goodwill and certain intangible assets includes an assessment using various Level 2 (EBITDA multiples and discount rate) and Level 3 (forecasted cash flows) inputs. See Note 4 Goodwill and Other Intangible Assets for more information on the application of SFAS No. 157 on goodwill and other intangible assets.

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

Items Measured at Fair Value on a Recurring Basis

In accordance with the fair value hierarchy described in SFAS No. 157, the following table shows the fair value of our financial assets and financial liabilities that are required to be measured at fair value as of June 30, 2009.

(In millions)	Balance at June 30, 2009	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$34.8	$34.8	$—	$—
Derivative instruments	65.1	—	65.1	—
Investments	62.8	62.8	—	—
Liabilities:
Derivative instruments	(328.0)	—	(328.0)	—

The following section describes the valuation methodologies used to estimate or measure fair value, key inputs, and significant assumptions:

Cash equivalents – Cash equivalents are investments in money market accounts and utilize Level 1 inputs to determine fair value.

Derivative instruments – The estimated fair values of our derivative instruments are based on market prices obtained from dealer quotes. Such quotes represent the estimated amounts we would receive or pay to terminate the contracts. Derivative instruments are included in Deferred costs and other and Deferred credits and other in our Consolidated Condensed Balance Sheets. See Note 6 for more information on our derivative instruments.

Investments – Investments are primarily debt and equity securities that are traded in active markets, have readily determined market values and utilize Level 1 inputs. These investments are included in Prepayments and other in the Consolidated Condensed Balance Sheets.

Items Disclosed at Fair Value

Long-Term Debt – The fair value of the Company’s debt has been calculated based on the borrowing rates available as of June 30, 2009, for debt with similar terms and maturities and market quotes of our publicly traded debt. As of June 30, 2009, the Company’s outstanding debt had a fair value of $18,721.7 million and a carrying value of $19,377.6 million. The Company’s interest rate swaps used for hedging purposes had a fair value and carrying value of $(328.0) million, and our interest rate cap agreement had a fair value and carrying value of $65.1 million at June 30, 2009.

Note 8—Supplemental Cash Flow Disclosures

Cash Paid for Interest and Taxes

The following table reconciles our Interest expense, net of interest capitalized, per the Consolidated Condensed Statements of Operations, to cash paid for interest:

	Successor	Successor	Predecessor
(In millions)	Six months Ended June 30, 2009	January 28, 2008 Through June 30, 2008	January 1, 2008 Through January 27, 2008
Interest expense, net of interest capitalized	$960.2	$935.9	$89.7
Adjustments to reconcile to cash paid for interest:
Net change in accruals	235.0	(367.5)	8.7
Amortization of deferred finance charges	(68.8)	(42.0)	(0.8)
Net amortization of discounts and premiums	(65.6)	(57.7)	2.9
Amortization of other comprehensive income	(1.0)	(0.4)	(0.1)
Rollover of PIK interest into principal	(79.1)	—	—
Change in accrual (related to PIK)	(39.6)	—	—
Change in fair value of interest rate swaps	—	(41.6)	(39.2)

Cash paid for interest, net of amount capitalized	$941.1	$426.7	$61.2

Cash payments of income taxes, net	$5.2	$16.4	$1.0

Non-cash transactions are described in Notes 5, 6, and 14.

Note 9—Commitments and Contingent Liabilities

Contractual Commitments

We continue to pursue additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties and development completion guarantees.

The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments, pursuant to these contracts for the three managed Indian-owned facilities now open, which extend for periods of up to 53 months from June 30, 2009, is $1.2 million. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.

In February 2008, we entered into an agreement with the State of Louisiana whereby we extended our guarantee of an annual payment obligation of JCC, our wholly-owned subsidiary, of $60 million owed to the State of Louisiana. The guarantee was extended for one year to end March 31, 2011.

In addition to the guarantees discussed above, as of June 30, 2009, we had commitments and contingencies of $1,464.9 million, including construction-related commitments.

Severance Agreements

As of June 30, 2009, we have severance agreements with 14 of our executives, which provide for payments to the executives in the event of their termination after a change in control, as defined. These agreements provide, among other things, for a compensation payment of 1.5 to 3.0 times the executive’s average annual compensation, as defined. The estimated amount, computed as of June 30, 2009, that would be payable under the agreements to these executives aggregated approximately $36.2 million. The estimated amount that would be payable to these executives does not include an estimate for the tax gross-up payment, provided for in the agreements, that would be payable to the executive if the executive becomes entitled to severance payments, which are subject to federal excise tax imposed on the executive. These severance agreements terminate February 1, 2010.

Employment Agreements

We entered into an employment agreement with one executive that replaced his severance agreement as of January 28, 2008. The employment agreement provides for payments to the executive in the event of his termination after a change in control, as defined, and provides for, among other things, a compensation payment of 3.0 times the executive’s average annual compensation, as defined. The estimated amount, computed as of June 30, 2009, that would be payable under the agreement to the executive based on the compensation payment aggregated approximately $15.8 million. The estimated amount that would be payable to the executive does not include an estimate for the tax gross-up payment, provided for in the agreement, that would be payable to the executive if the executive becomes entitled to severance payments which are subject to federal excise tax imposed on the executive.

Self-Insurance

We are self-insured for various levels of general liability, workers’ compensation, employee medical and other coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims.

Note 10—Litigation

Certain of our legal proceedings are reported in our Annual Report on Form 10-K for the year ended December 31, 2008, with material developments since that report described below.

Litigation Related to Development

On March 6, 2008, Caesars Bahamas Investment Corporation (“CBIC”), an indirect subsidiary of HOC, terminated its previously announced agreement to enter into a joint venture in the Bahamas with Baha Mar Joint Venture Holdings Ltd. and Baha Mar JV Holding Ltd. (collectively, “Baha Mar”). To enforce its rights, on March 13, 2008, CBIC filed a complaint against Baha Mar and the Baha Mar Development Company Ltd. in the Supreme Court of the State of New York, seeking a declaratory judgment with respect to CBIC’s rights under the Subscription and Contribution Agreement (the “Subscription Agreement”) between CBIC and Baha Mar dated January 12, 2007. Pursuant to the Subscription Agreement, CBIC agreed, subject to certain conditions, to subscribe for shares in Baha Mar Joint Venture Holdings Ltd., which was formed to develop and construct a casino, golf course and resort project in the Bahamas. The complaint alleges that (i) the Subscription Agreement grants CBIC the right to terminate the agreement at any time prior to the closing of the transactions contemplated therein, if the closing does not occur on time; (ii) the closing did not occur on time; and, (iii) CBIC exercised its right to terminate the Subscription Agreement and to abandon the transactions contemplated therein. The complaint seeks a declaratory judgment that the Subscription Agreement has been terminated in accordance with its terms and the transactions contemplated therein have been abandoned.

Baha Mar and Baha Mar Development Company Ltd. (“Baha Mar Development”) filed an Amended Answer and Counterclaims against CBIC and a Third Party Complaint dated June 18, 2008, against HOC in the Supreme Court of the State of New York. Baha Mar and Baha Mar Development allege that CBIC wrongfully terminated the Subscription Agreement and that CBIC wrongfully failed to make capital contributions under the Joint Venture Investors Agreement, by and between CBIC and Baha Mar, dated January 12, 2007. In addition, Baha Mar and Baha Mar Development allege that HOC wrongfully failed to perform its purported obligations under the Harrah’s Baha Mar Joint Venture Guaranty, dated January 12, 2007. Baha Mar and Baha Mar Development assert claims for breach of contract, breach of fiduciary duty, promissory estoppel, equitable estoppel and negligent misrepresentation. Baha Mar and Baha Mar Development seek (i) declaratory relief; (ii) specific performance; (iii) the recovery of alleged monetary damages; (iv) the recovery of attorneys fees, costs, and expenses and (v) the dismissal with prejudice of CBIC’s Complaint. CBIC and HOC have each answered, denying all allegations of wrongdoing. During the quarter ended June 30, 2009, both sides have filed motions for summary judgment which are currently pending with the court.

Litigation Related to the December 2008 Exchange Offer

On January 9, 2009, S. Blake Murchison and Willis Shaw filed a purported class action lawsuit in the United Stated District Court for the District of Delaware, Civil Action No. 09-00020-SLR, against Harrah’s Entertainment, Inc. and its board of directors, and Harrah’s Operating Company, Inc. The lawsuit was amended on March 4, 2009, alleging that the bond exchange offer which closed on December 24, 2008, wrongfully impaired the rights of bondholders. The amended complaint alleges, among others, breach of the bond indentures, violation of the Trust Indenture Act of 1939, equitable rescission, and liability claims against the members of the board. The amended complaint seeks, among other relief, class certification of the lawsuit, declaratory relief that the alleged violations occurred, unspecified damages to the class, and attorneys’ fees. On April 30, 2009 the defendants filed a motion to dismiss the amended complaint. Prior to responding to the motion to dismiss, the defendants stipulated to the plaintiff’s request to dismiss the lawsuit, without prejudice, which the court entered on June 18, 2009. Both sides have reserved the right to request the court to award attorneys fees.

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

We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. As a large taxpayer, we are under continual audit by the Internal Revenue Service (“IRS”) on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next twelve months. We are participating in the IRS’s Compliance Assurance Program for the 2008 tax year. This program accelerates the examination of key transactions with the goal of resolving any issues before the tax return is filed. Our 2006 federal income tax return is currently being examined by the IRS in a traditional audit process. Our 2004, 2005, and 2007 federal income tax years have reached the IRS appeals stage of the audit process.

We also are subject to exam by various state and foreign tax authorities, although tax years prior to 2004 are generally closed as the statutes of limitations have lapsed. However, various subsidiaries are still being examined by the New Jersey Division of Taxation for tax years beginning with 1999.

We classify reserves for tax uncertainties within Accrued expenses and Deferred credits and other in our Consolidated Condensed Balance Sheets, separate from any related income tax payable or deferred income taxes. In accordance with FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), reserve amounts relate to any uncertain tax position, as well as potential interest or penalties associated with those items. For the quarter ended June 30, 2009, we recorded an increase in gross unrecognized tax benefit (“UTB”) of $80 million. The increase in gross UTB related to the cancellation of indebtedness events and other uncertain tax positions identified during the quarter. The total amount of the increase in gross UTB that, if recognized, would affect the effect tax rate, is $80 million.

Note 12—Insurance Proceeds Related to Hurricane-Damaged Properties

In first quarter 2008, we entered into a settlement agreement with our insurance carriers related to the remaining unsettled claims associated with damages incurred in Mississippi from Hurricane Katrina in 2005, and the final payment of $338.1 million was received in the first quarter. Insurance proceeds exceeded the net book value of the impacted assets and costs and expenses that were reimbursed under our business interruption claims, and the excess is recorded as income in the line item, Write-downs, reserves and recoveries, for properties included in continuing operations and in the line item, (Loss)/income from discontinued operations, for properties included in discontinued operations. We recorded $185.4 million in the Successor period from January 28, 2008 through June 30, 2008, for insurance proceeds included in Write-downs, reserves and recoveries and $141.1 million in the Successor period from January 28, 2008 through June 30, 2008, and $0.1 million in the Predecessor period from January 1, 2008 through January 27, 2008, for insurance proceeds included in Discontinued operations in our Consolidated Condensed Statements of Operations.

Note 13—Subsequent Events

Subsequent to June 30, 2009, Chester Downs and Marina LLC (“Chester Downs”), a majority-owned subsidiary of HOC, entered into an agreement to borrow under a senior secured term loan in the amount of approximately $230 million. The proceeds will be used to pay off intercompany debt due to HOC and to purchase interests from other owners of Chester Downs, upon receipt of regulatory approvals. After the purchase, HOC will own approximately 95% of Chester Downs.

In second quarter 2009, we adopted the provisions of SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards for accounting for and disclosing events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. We have evaluated subsequent events through August 13, 2009, which represents the date these financial statements are issued.

Note 14—Related Party Transactions

In connection with the Merger, Apollo/TPG and their affiliates entered into a services agreement with Harrah’s Entertainment relating to the provision of financial and strategic advisory services and consulting services. We paid Apollo/TPG a one-time transaction fee of $200 million for structuring the Merger and debt financing negotiations. This amount was included in the overall purchase price of the Merger. In addition, we pay a monitoring fee for management services and advice. Fees for the quarter and six months ended June 30, 2009, were $7.1 million and $14.4 million, respectively. For quarter ended June 30, 2008, fees were $7.5 million. For the period from January 28, 2008, through June 30, 2008, these fees totaled $12.8 million, which are included in Corporate expense in our Consolidated Condensed Statements of Operations for the applicable Successor periods. We also reimburse Apollo/TPG for expenses that they incur related to the management services.

In connection with our debt exchange in April 2009, certain debt held by Apollo/TPG was exchanged for new debt and the related party gain on that exchange totaling $80.0 million, net of deferred tax, has been recorded to stockholders’ equity.

During the second quarter ended June 30, 2009, our sponsors completed their own tender offer and purchased some of our Second Lien Notes.

Note 15—Consolidating Financial Information of Guarantors and Issuers

As of June 30, 2009, HOC is the issuer of certain debt securities that have been guaranteed by Harrah’s Entertainment and certain subsidiaries of HOC. The following consolidating schedules present condensed financial information for Harrah’s Entertainment, the parent and guarantor; HOC, the subsidiary issuer; guarantor subsidiaries of HOC; and non-guarantor subsidiaries of Harrah’s Entertainment and HOC, which includes the CMBS properties, as of June 30, 2009, and December 31, 2008, and for the Successor companies for the quarter and six months ended June 30, 2009, and the quarter ended June 30, 2008, and the period January 28, 2008, through June 30, 2008, and for the Predecessor companies for the period from January 1, 2008, through January 27, 2008.

In connection with the CMBS financing for the Merger, HOC spun off to Harrah’s Entertainment the following casino properties and related operating assets: Harrah’s Las Vegas, Rio, Flamingo Las Vegas, Harrah’s Atlantic City, Showboat Atlantic City, Harrah’s Lake Tahoe, Harvey’s Lake Tahoe and Bill’s Lake Tahoe. Upon receipt of regulatory approvals that were requested prior to the closing of the Merger, in May 2008, Paris Las Vegas and Harrah’s Laughlin and their related operating assets were spun out of HOC to Harrah’s Entertainment and Harrah’s Lake Tahoe, Harvey’s Lake Tahoe, Bill’s Lake Tahoe and Showboat Atlantic City and their related operating assets were transferred to HOC from Harrah’s Entertainment. We refer to the May spin-off and transfer as the “Post-Closing CMBS Transaction.” The financial information included in this section reflects ownership of the CMBS properties pursuant to the spin-off and transfer of the Post-Closing CMBS Transaction.

In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, we have included the accompanying consolidating condensed financial statements based on our understanding of the Securities and Exchange Commission’s interpretation and application of Rule 3-10 of the Securities and Exchange Commission’s Regulation S-X and Staff Accounting Bulletin No. 53. Management does not believe that separate financial statements of the guarantor subsidiaries are material to our investors. Therefore, separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented.

HARRAH’S ENTERTAINMENT, INC.

(SUCCESSOR ENTITY)

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2009

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$128.3	$166.3	$340.6	$311.9	$—	$947.1
Receivables, net of allowance for doubtful accounts	—	6.9	203.5	106.2	—	316.6
Deferred income taxes	—	47.2	69.4	34.6	—	151.2
Income tax receivable	—	0.9	3.4	4.7	—	9.0
Prepayments and other	—	12.1	119.7	117.5	—	249.3
Inventories	—	0.9	36.3	19.1	—	56.3
Intercompany receivables	0.2	278.4	219.3	259.3	(757.2)	—

Total current assets	128.5	512.7	992.2	853.3	(757.2)	1,729.5
Land, buildings, riverboats and equipment, net of accumulated depreciation	—	245.1	11,055.5	6,924.1	—	18,224.7
Assets held for sale	—	—	7.3	—	—	7.3
Goodwill	—	—	2,737.2	1,909.9	—	4,647.1
Intangible assets	—	6.6	4,407.5	767.4	—	5,181.5
Investments in and advances to non-consolidated affiliates	3,022.5	16,265.6	5.0	51.4	(19,314.0)	30.5
Deferred costs and other	—	388.1	255.5	248.2	—	891.8
Intercompany receivables	—	1,285.2	1,687.7	1,771.7	(4,744.6)	—

	$3,151.0	$18,703.3	$21,147.9	$12,526.0	$(24,815.8)	$30,712.4

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$69.3	$125.6	$70.3	$—	$265.2
Interest payable	—	189.3	1.6	9.7	—	200.6
Accrued expenses	12.3	248.2	533.2	422.9	—	1,216.6
Current portion of long-term debt	—	20.0	5.2	6.7	—	31.9
Intercompany payables	—	29.7	385.5	342.0	(757.2)	—

Total current liabilities	12.3	556.5	1,051.1	851.6	(757.2)	1,714.3
Long-term debt	—	13,300.8	103.4	6,510.8	(569.3)	19,345.7
Deferred credits and other	—	495.5	165.6	57.1	—	718.2
Deferred income taxes	—	1,689.5	2,515.6	1,536.2	—	5,741.3
Intercompany notes	2.0	98.1	1,973.4	2,101.8	(4,175.3)	—

	14.3	16,140.4	5,809.1	11,057.5	(5,501.8)	27,519.5

Preferred stock	2,465.3	—	—	—	—	2,465.3

Harrah’s Entertainment, Inc. stockholders’ equity	671.4	2,562.9	15,338.8	1,412.3	(19,314.0)	671.4
Non-controlling interests	—	—	—	56.2	—	56.2

Total equity	671.4	2,562.9	15,338.8	1,468.5	(19,314.0)	727.6

	$3,151.0	$18,703.3	$21,147.9	$12,526.0	$(24,815.8)	$30,712.4

HARRAH’S ENTERTAINMENT, INC.

(SUCCESSOR ENTITY)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2008

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$0.1	$7.1	$318.3	$325.0	$—	$650.5
Receivables, net of allowance for doubtful accounts	0.1	8.1	271.5	114.3	—	394.0
Deferred income taxes	—	56.5	79.4	21.7	—	157.6
Income tax receivable	—	—	1.0	4.5	—	5.5
Prepayments and other	—	12.9	100.6	102.9	—	216.4
Inventories	—	1.2	42.0	19.5	—	62.7
Intercompany receivables	0.2	261.6	161.5	168.0	(591.3)	—

Total current assets	0.4	347.4	974.3	755.9	(591.3)	1,486.7
Land, buildings, riverboats and equipment, net of accumulated depreciation	—	252.0	10,992.0	6,996.4	26.7	18,267.1
Assets held for sale	—	35.0	14.3	—	—	49.3
Goodwill	—	—	2,737.2	2,165.0	—	4,902.2
Intangible assets	—	7.0	4,506.2	794.7	—	5,307.9
Investments in and advances to non-consolidated affiliates	728.2	15,879.1	4.1	26.3	(16,607.3)	30.4
Deferred costs and other	—	524.1	249.4	231.5	—	1,005.0
Intercompany receivables	160.6	1,256.9	1,687.7	1,202.4	(4,307.6)	—

	$889.2	$18,301.5	$21,165.2	$12,172.2	$(21,479.5)	$31,048.6

Liabilities and Stockholders’ (Deficit)/Equity
Current liabilities
Accounts payable	$0.5	$156.8	$153.6	$71.4	$—	$382.3
Interest payable	—	400.0	1.8	15.9	—	417.7
Accrued expenses	7.7	224.4	508.8	374.1	—	1,115.0
Current portion of long-term debt	—	72.5	6.3	6.8	—	85.6
Intercompany payables	—	18.9	298.2	274.2	(591.3)	—

Total current liabilities	8.2	872.6	968.7	742.4	(591.3)	2,000.6
Long-term debt	—	16,503.2	102.6	6,517.5	—	23,123.3
Deferred credits and other	—	480.6	131.5	57.0	—	669.1
Deferred income taxes	—	358.5	2,551.8	1,416.7	—	4,327.0
Intercompany notes	2.0	258.7	1,973.4	2,073.5	(4,307.6)	—

	10.2	18,473.6	5,728.0	10,807.1	(4,898.9)	30,120.0

Preferred stock	2,289.4	—	—	—	—	2,289.4

Harrah’s Entertainment, Inc. stockholders’ (deficit)/equity	(1,410.4)	(172.1)	15,437.2	1,315.5	(16,580.6)	(1,410.4)
Non-controlling interests	—	—	—	49.6	—	49.6

Total (deficit)/equity	(1,410.4)	(172.1)	15,437.2	1,365.1	(16,580.6)	(1,360.8)

	$889.2	$18,301.5	$21,165.2	$12,172.2	$(21,479.5)	$31,048.6

HARRAH’S ENTERTAINMENT, INC.

(SUCCESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE QUARTER ENDED JUNE 30, 2009

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$21.7	$1,188.7	$600.2	$—	$1,810.6
Food and beverage	—	4.6	209.8	162.5	—	376.9
Rooms	—	5.0	152.1	114.5	—	271.6
Management fees	—	2.5	23.5	0.6	(11.4)	15.2
Other	—	12.0	84.6	81.4	(29.1)	148.9
Less: casino promotional allowances	—	(6.0)	(220.9)	(124.9)	—	(351.8)

Net revenues	—	39.8	1,437.8	834.3	(40.5)	2,271.4

Operating expenses
Direct
Casino	—	11.8	635.6	329.7	—	977.1
Food and beverage	—	2.4	79.5	72.5	—	154.4
Rooms	—	0.5	28.7	24.9	—	54.1
Property general, administrative and other	—	10.0	326.8	193.1	(29.6)	500.3
Depreciation and amortization	—	1.9	117.2	49.7	—	168.8
Write-downs, reserves and recoveries	—	1.5	13.7	11.7	—	26.9
Impairment of intangible assets	—	—	42.0	255.1	—	297.1
Project opening costs	—	—	0.7	(0.1)	—	0.6
Corporate expense	15.6	22.1	4.1	10.6	(10.7)	41.7
Merger and integration costs	—	0.1	—	—	—	0.1
(Income)/losses on interests in non-consolidated affiliates	(2,299.1)	(120.8)	(18.4)	(0.7)	2,439.3	0.3
Amortization of intangible assets	—	0.1	28.5	15.1	—	43.7

Total operating expenses	(2,283.5)	(70.4)	1,258.4	961.6	2,399.0	2,265.1

Income/(loss) from operations	2,283.5	110.2	179.4	(127.3)	(2,439.5)	6.3
Interest expense, net of interest capitalized	—	(411.8)	(40.0)	(99.9)	88.3	(463.4)
Gains on early extinguishments of debt	—	3,931.7	—	347.8	—	4,279.5
Other income, including interest income	0.1	28.9	27.8	42.1	(88.3)	10.6

Income from continuing operations before income taxes	2,283.6	3,659.0	167.2	162.7	(2,439.5)	3,833.0
Benefit/(provision) for income taxes	5.4	(1,343.3)	(58.7)	(139.6)	—	(1,536.2)

Income from continuing operations	2,289.0	2,315.7	108.5	23.1	(2,439.5)	2,296.8

Discontinued operations
Loss from discontinued operations	—	—	(0.2)	—	—	(0.2)
Benefit for income taxes	—	—	0.1	—	—	0.1

Loss from discontinued operations, net	—	—	(0.1)	—	—	(0.1)

Net income	2,289.0	2,315.7	108.4	23.1	(2,439.5)	2,296.7
Net income attributable to non-controlling interests	—	—	—	(7.7)	—	(7.7)

Net income attributable to Harrah’s Entertainment, Inc.	$2,289.0	$2,315.7	$108.4	$15.4	$(2,439.5)	$2,289.0

HARRAH’S ENTERTAINMENT, INC.

(SUCCESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE QUARTER ENDED JUNE 30, 2008

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$23.8	$1,353.8	$679.9	$—	$2,057.5
Food and beverage	—	5.5	241.4	184.4	—	431.3
Rooms	—	5.1	183.9	146.9	—	335.9
Management fees	—	2.4	16.4	0.4	(2.1)	17.1
Other	—	10.0	124.2	77.0	(42.5)	168.7
Less: casino promotional allowances	—	(6.8)	(265.5)	(136.1)	—	(408.4)

Net revenues	—	40.0	1,654.2	952.5	(44.6)	2,602.1

Operating expenses
Direct
Casino	—	14.9	726.6	389.5	—	1,131.0
Food and beverage	—	3.0	95.5	85.2	—	183.7
Rooms	—	0.6	33.9	29.6	—	64.1
Property general, administrative and other	—	11.0	383.2	220.2	(37.1)	577.3
Depreciation and amortization	—	1.8	116.8	57.6	—	176.2
Write-downs, reserves and recoveries	—	1.1	6.5	42.5	—	50.1
Project opening costs	—	—	4.8	2.4	—	7.2
Corporate expense	7.5	23.8	4.1	8.7	(7.5)	36.6
Merger and integration costs	—	5.1	—	—	—	5.1
Losses/(income) on interests in non-consolidated affiliates	93.5	61.6	(6.6)	(0.8)	(148.2)	(0.5)
Amortization of intangible assets	—	0.2	31.6	16.4	—	48.2

Total operating expenses	101.0	123.1	1,396.4	851.3	(192.8)	2,279.0

(Loss)/income from operations	(101.0)	(83.1)	257.8	101.2	148.2	323.1
Interest expense, net of interest capitalized	—	(389.3)	(49.3)	(111.0)	—	(468.0)
Other income, including interest income	1.1	24.2	34.0	26.1	—	3.8

(Loss)/income from continuing operations before income taxes (1)	(99.9)	(448.2)	242.5	16.3	148.2	(141.1)
Benefit/(provision) for income taxes	2.3	142.7	(79.6)	(21.9)	—	43.5

(Loss)/income from continuing operations (1)	(97.6)	(305.5)	162.9	(5.6)	148.2	(97.6)

Discontinued operations
Loss from discontinued operations	—	—	(0.2)	—	—	(0.2)
Benefit for income taxes	—	—	0.6	—	—	0.6

Loss from discontinued operations, net	—	—	0.4	—	—	0.4

Net (loss)/income (1)	(97.6)	(305.5)	163.3	(5.6)	148.2	(97.2)
Net income attributable to non-controlling interests	—	—	—	(0.4)	—	(0.4)

Net income/(loss) attributable to Harrah’s Entertainment, Inc.	$(97.6)	$(305.5)	$163.3	$(6.0)	$148.2	$(97.6)

(1)	Due to the January 1, 2009 adoption of a recent accounting pronouncement, certain 2008 amounts have been reclassified to conform to the 2009 presentation.

HARRAH’S ENTERTAINMENT, INC.

(SUCCESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$37.9	$2,391.1	$1,193.8	$—	$3,622.8
Food and beverage	—	8.6	420.3	318.9	—	747.8
Rooms	—	8.6	304.7	233.0	—	546.3
Management fees	—	4.1	48.5	0.6	(24.6)	28.6
Other	—	18.6	168.9	153.0	(52.1)	288.4
Less: casino promotional allowances	—	(10.9)	(445.6)	(251.3)	—	(707.8)

Net revenues	—	66.9	2,887.9	1,648.0	(76.7)	4,526.1

Operating expenses
Direct
Casino	—	23.1	1,289.2	658.1	—	1,970.4
Food and beverage	—	4.8	154.7	138.7	—	298.2
Rooms	—	0.9	54.7	50.5	—	106.1
Property general, administrative and other	—	17.1	668.2	380.5	(61.2)	1,004.6
Depreciation and amortization	—	4.6	237.5	99.1	—	341.2
Write-downs, reserves and recoveries	—	2.1	30.2	22.0	—	54.3
Impairment of intangible assets	—	—	42.0	255.1	—	297.1
Project opening costs	—	—	1.6	1.0	—	2.6
Corporate expense	22.8	41.4	7.9	15.4	(15.5)	72.0
Merger and integration costs	—	0.3	—	—	—	0.3
(Income)/losses on interests in non-consolidated affiliates	(2,170.9)	(304.5)	(31.2)	0.4	2,506.3	0.1
Amortization of intangible assets	—	0.3	56.9	30.3	—	87.5

Total operating expenses	(2,148.1)	(209.9)	2,511.7	1,651.1	2,429.6	4,234.4

Income/(loss) from operations	2,148.1	276.8	376.2	(3.1)	(2,506.3)	291.7
Interest expense, net of interest capitalized	—	(843.1)	(78.2)	(199.0)	160.1	(960.2)
Gains on early extinguishments of debt	—	3,932.9	—	347.8	—	4,280.7
Other income, including interest income	0.3	55.0	56.0	67.9	(160.1)	19.1

Income from continuing operations before income taxes	2,148.4	3,421.6	354.0	213.6	(2,506.3)	3,631.3
Benefit/(provision) for income taxes	7.9	(1,198.8)	(121.1)	(149.9)	—	(1,461.9)

Income from continuing operations	2,156.3	2,222.8	232.9	63.7	(2,506.3)	2,169.4

Discontinued operations
Loss from discontinued operations	—	—	(0.3)	—	—	(0.3)
Benefit for income taxes	—	—	0.1	—	—	0.1

Loss from discontinued operations, net	—	—	(0.2)	—	—	(0.2)

Net income	2,156.3	2,222.8	232.7	63.7	(2,506.3)	2,169.2
Net income attributable to non-controlling interests	—	—	—	(12.9)	—	(12.9)

Net income attributable to Harrah’s Entertainment, Inc.	$2,156.3	$2,222.8	$232.7	$50.8	$(2,506.3)	$2,156.3

HARRAH’S ENTERTAINMENT, INC.

(SUCCESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD

JANUARY 28, 2008 THROUGH JUNE 30, 2008

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$41.1	$2,330.1	$1,151.9	$—	$3,523.1
Food and beverage	—	9.3	409.7	313.6	—	732.6
Rooms	—	8.3	314.7	254.5	—	577.5
Management fees	—	4.0	29.6	0.6	(5.0)	29.2
Other	—	20.0	211.0	129.2	(79.7)	280.5
Less: casino promotional allowances	—	(11.2)	(453.5)	(235.6)	—	(700.3)

Net revenues	—	71.5	$2,841.6	1,614.2	(84.7)	4,442.6

Operating expenses
Direct
Casino	—	24.9	1,237.6	645.2	—	1,907.7
Food and beverage	—	5.2	160.5	142.3	—	308.0
Rooms	—	1.0	58.9	54.6	—	114.5
Property general, administrative and other	—	20.8	668.9	366.5	(69.0)	987.2
Depreciation and amortization	—	3.3	199.2	98.0	(0.1)	300.4
Write-downs, reserves and recoveries	—	3.2	(163.8)	51.9	—	(108.7)
Project opening costs	—	—	5.1	4.9	—	10.0
Corporate expense	12.8	39.0	10.0	15.2	(15.7)	61.3
Merger and integration costs	—	22.1	—	—	—	22.1
Losses/(income) on interests in non-consolidated affiliates	176.1	(198.6)	(12.8)	(1.3)	35.3	(1.3)
Amortization of intangible assets	—	0.3	51.7	28.5	—	80.5

Total operating expenses	188.9	(78.8)	2,215.3	1,405.8	(49.5)	3,681.7

(Loss)/income from operations	(188.9)	150.3	626.3	208.4	(35.2)	760.9
Interest expense, net of interest capitalized	—	(748.4)	(105.3)	(229.0)	146.8	(935.9)
Loss on early extinguishment of debt	—	(211.3)	—	—	—	(211.3)
Other income, including interest income	2.0	49.6	62.9	43.8	(146.8)	11.5

(Loss)/income from continuing operations before income taxes	(186.9)	(759.8)	583.9	23.2	(35.2)	(374.8)
Benefit/(provision) for income taxes	2.4	325.7	(202.6)	(23.8)	—	101.7

(Loss)/income from continuing operations, net of tax (1)	(184.5)	(434.1)	381.3	(0.6)	(35.2)	(273.1)
Discontinued operations
Income from discontinued operations	—	—	140.8	—	—	140.8
Provision for income taxes	—	—	(53.2)	—	—	(53.2)

Income from discontinued operations	—	—	87.6	—		87.6

Net (loss)/income	(184.5)	(434.1)	468.9	(0.6)	(35.2)	(185.5)
Net loss attributable to non-controlling interests	—	—	—	1.0	—	1.0

Net (loss)/income attributable to Harrah’s Entertainment, Inc.	$(184.5)	$(434.1)	$468.9	$0.4	$(35.2)	$(184.5)

(1)	Due to the January 1, 2009 adoption of a recent accounting pronouncement, certain 2008 amounts have been reclassified to conform to the 2009 presentation.

HARRAH’S ENTERTAINMENT, INC.

(PREDECESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD

JANUARY 1, 2008 THROUGH JANUARY 27, 2008

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$5.7	$400.5	$208.4	$—	$614.6
Food and beverage	—	1.5	65.7	51.2	—	118.4
Rooms	—	1.3	52.7	42.4	—	96.4
Management fees	—	0.7	6.0	0.1	(1.8)	5.0
Other	—	0.7	26.3	22.0	(6.3)	42.7
Less: casino promotional allowances	—	(1.5)	(76.9)	(38.6)	—	(117.0)

Net revenues	—	8.4	474.3	285.5	(8.1)	760.1

Operating expenses
Direct
Casino	—	4.1	217.8	118.7	—	340.6
Food and beverage	—	1.0	26.0	23.5	—	50.5
Rooms	—	0.2	10.0	9.4	—	19.6
Property general, administrative and other	—	5.6	112.7	68.0	(8.1)	178.2
Depreciation and amortization	—	1.1	41.9	20.5	—	63.5
Write-downs, reserves and recoveries	—	0.6	(0.4)	4.5	—	4.7
Project opening costs	—	—	(0.2)	0.9	—	0.7
Corporate expense	—	7.9	0.6	—	—	8.5
Merger and integration costs	—	125.6	—	—	—	125.6
Losses/(income) on interests in non-consolidated affiliates	102.3	(1.3)	1.6	(0.2)	(102.9)	(0.5)
Amortization of intangible assets	—	—	5.2	0.3	—	5.5

Total operating expenses	102.3	144.8	415.2	245.6	(111.0)	796.9

(Loss)/income from operations	(102.3)	(136.4)	59.1	39.9	102.9	(36.8)
Interest expense, net of interest capitalized	—	(89.3)	(7.1)	(27.3)	34.0	(89.7)
Other income, including interest income	—	12.6	9.8	12.7	(34.0)	1.1

(Loss)/income from continuing operations before income taxes	(102.3)	(213.1)	61.8	25.3	102.9	(125.4)
Benefit/(provision) for income taxes	1.4	56.3	(18.9)	(12.8)	—	26.0

(Loss)/income from continuing operations, net of tax (1)	(100.9)	(156.8)	42.9	12.5	102.9	(99.4)

Discontinued operations
Income from discontinued operations	—	—	0.1	—	—	0.1
Provision for income taxes	—	—	—	—	—	—

Income from discontinued operations, net	—	—	0.1	—	—	0.1

Net (loss)/income (1)	(100.9)	(156.8)	43.0	12.5	102.9	(99.3)
Net income attributable to non-controlling interests	—	—	—	(1.6)	—	(1.6)

Net (loss)/income attributable to Harrah’s Entertainment, Inc.	$(100.9)	$(156.8)	$43.0	$10.9	$102.9	$(100.9)

(1)	Due to the January 1, 2009 adoption of a recent accounting pronouncement, certain 2008 amounts have been reclassified to conform to the 2009 presentation.

HARRAH’S ENTERTAINMENT, INC.

(SUCCESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Cash flows (used in)/provided by operating activities	$(2.0)	$(642.8)	$486.6	$250.6	$—	$92.4

Cash flows from investing activities
Land, buildings, riverboats and equipment additions	—	(2.7)	(257.8)	(16.6)	—	(277.1)
Proceeds from other asset sales	—	33.5	0.6	—	—	34.1
Decrease in construction payables	—	(2.2)	(9.8)	(5.3)	—	(17.3)
Other	—	—	(6.1)	(1.7)	—	(7.8)

Cash flows provided by/(used in) investing activities	—	28.6	(273.1)	(23.6)	—	(268.1)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of discounts	—	1,323.1	—	—	—	1,323.1
Deferred financing costs	—	(32.1)	—	—	—	(32.1)
Borrowings under lending agreements	—	1,550.0	—	—	—	1,550.0
Repayments under lending agreements	—	(1,826.4)	—	—	—	(1,826.4)
Early extinguishments of debt	—	(267.3)	—	—	—	(267.3)
Purchase of HOC debt	—	—	—	(213.4)	—	(213.4)
Scheduled debt retirement	—	(5.0)	—	(6.5)	—	(11.5)
Purchase of interest in subsidiary	—	—	—	(31.9)	—	(31.9)
Non-controlling interests’ contributions, net of distributions	—	—	—	(10.3)	—	(10.3)
Other	(2.4)	(2.7)	(3.0)	(0.1)	—	(8.2)
Transfers from/(to) affiliates	132.6	33.8	(188.5)	22.1	—	—

Cash flows provided by/(used in) financing activities	130.2	773.4	(191.5)	(240.1)	—	472.0

Cash flows from discontinued operations
Cash flows from operating activities	—	—	0.3	—	—	0.3

Cash flows provided by discontinued operations	—	—	0.3	—	—	0.3

Net increase/(decrease) in cash and cash equivalents	128.2	159.2	22.3	(13.1)	—	296.6
Cash and cash equivalents, beginning of period	0.1	7.1	318.3	325.0	—	650.5

Cash and cash equivalents, end of period	$128.3	$166.3	$340.6	$311.9	$—	$947.1

HARRAH’S ENTERTAINMENT, INC.

(SUCCESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD

JANUARY 28, 2008 THROUGH JUNE 30, 2008

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Cash flows (used in)/provided by operating activities	$(1.9)	$386.6	$(86.7)	$430.2	$—	$728.2

Cash flows from investing activities
Land, buildings, riverboats and equipment additions	—	(66.1)	(478.0)	(126.2)	—	(670.3)
Insurance proceeds for hurricane losses from asset recovery	—	—	181.4	—	—	181.4
Payment for Merger	(17,490.2)	—	—	—	—	(17,490.2)
Investments in and advances to non-consolidated affiliates	—	—	—	(5.9)	—	(5.9)
Proceeds from other asset sales	—	—	3.5	0.1	—	3.6
Increase in construction payables	—	—	42.3	6.8	—	49.1
Other	—	(12.5)	(8.5)	(3.0)	—	(24.0)

Cash flows used in investing activities	(17,490.2)	(78.6)	(259.3)	(128.2)	—	(17,956.3)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of discounts	—	13,867.2	—	6,487.4	—	20,354.6
Deferred financing costs	—	(354.7)		(155.4)		(510.1)
Repayments under lending agreements	—	(5,813.9)	—	(1.6)	—	(5,815.5)
Early extinguishments of debt	—	(1,873.6)	—	—	—	(1,873.6)
Premiums paid on early extinguishments of debt	—	(238.0)	—	—	—	(238.0)
Scheduled debt retirement	—	—	—	(6.5)	—	(6.5)
Equity contribution from buyout	6,007.0	—	—	—	—	6,007.0
Non-controlling interests’ contributions, net of distributions	—	—	—	(1.2)	—	(1.2)
Excess tax benefit from stock equity plans	(50.5)	—	—	—	—	(50.5)
Other	—	—	0.1	0.1	—	0.2
Transfers from/(to) affiliates	11,766.1	(5,460.1)	334.9	(6,640.9)	—	—

Cash flows provided by/(used in) financing activities	17,722.6	126.9	335.0	(318.1)	—	17,866.4

Cash flows from discontinued operations
Cash flows from operating activities	—	—	(0.6)	—	—	(0.6)

Cash flows used in discontinued operations	—	—	(0.6)	—	—	(0.6)

Net increase/(decrease) in cash and cash equivalents	230.5	434.9	(11.6)	(16.1)	—	637.7
Cash and cash equivalents, beginning of period	2.3	10.5	263.0	335.1	—	610.9

Cash and cash equivalents, end of period	$232.8	$445.4	$251.4	$319.0	$—	$1,248.6

HARRAH’S ENTERTAINMENT, INC.

(PREDECESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD

JANUARY 1, 2008 THROUGH JANUARY 27, 2008

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Cash flows provided by/(used in) operating activities	$43.9	$(106.4)	$(25.3)	$95.0	$—	$7.2

Cash flows from investing activities
Land, buildings, riverboats and equipment additions	—	(1.0)	(69.1)	(47.3)	—	(117.4)
Payments for businesses acquired, net of cash acquired	—	—	—	0.1	—	0.1
Proceeds from other asset sales	—	—	0.1	3.0	—	3.1
(Decrease)/increase in construction payables	—	(0.4)	2.8	(10.6)	—	(8.2)
Other	—	—	(1.2)	(0.5)	—	(1.7)

Cash flows used in investing activities	—	(1.4)	(67.4)	(55.3)	—	(124.1)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of discounts	—	11,316.3	—	—	—	11,316.3
Deferred financing costs	—	—	—	—	—	—
Repayments under lending agreements	—	(11,288.6)	—	(0.2)	—	(11,288.8)
Early extinguishments of debt	—	—	(87.7)	—	—	(87.7)
Non-controlling interests’ distributions, net of contributions	—	—	—	(1.6)	—	(1.6)
Proceeds from exercises of stock options	2.4	—	—	—	—	2.4
Excess tax benefit from stock equity plans	77.5	—	—	—	—	77.5
Other	—	—	(0.7)	(0.1)	—	(0.8)
Transfers (to)/from affiliates	(121.5)	75.4	90.5	(44.4)	—	—

Cash flows (used in)/provided by financing activities	(41.6)	103.1	2.1	(46.3)	—	17.3

Cash flows from discontinued operations
Cash flows from operating activities	—	—	0.5	—	—	0.5

Cash flows provided by discontinued operations	—	—	0.5	—	—	0.5

Net increase/(decrease) in cash and cash equivalents	2.3	(4.7)	(90.1)	(6.6)	—	(99.1)
Cash and cash equivalents, beginning of period	—	15.2	353.1	341.7	—	710.0

Cash and cash equivalents, end of period	$2.3	$10.5	$263.0	$335.1	$—	$610.9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial position and operating results of Harrah’s Entertainment, Inc. (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as “Harrah’s Entertainment,” the “Company,” “we,” “our” and “us”) for the second quarter and six months ended June 30, 2009 and 2008, updates, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our 2008 Annual Report on Form 10-K.

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

Overall

Quarter Results

(In millions)	Successor Second Quarter Ended June 30, 2009	Successor Second Quarter Ended June 30, 2008	Percentage Increase/ (Decrease)
Casino revenues	$1,810.6	$2,057.5	(12.0)%
Net revenues	2,271.4	2,602.1	(12.7)%
Income from operations before impairment charges	303.4	323.1	(6.1)%
Income from operations	6.3	323.1	(98.1)%
Income/(loss) from continuing operations, net of tax	2,296.8	(97.6)	N/M
Net income/(loss) attributable to Harrah’s Entertainment, Inc.	2,289.0	(97.6)	N/M
Operating margin before impairment charges	13.4%	12.4%	1.0	pts
Operating margin	0.3%	12.4%	(12.1	)pts

Year-to-Date Results

(In millions)	Successor Six months Ended June 30, 2009	Successor Period Jan. 28, 2008 through June 30, 2008	Predecessor Period Jan. 1, 2008 Through Jan. 27, 2008	Combined Six Months Ended June 30, 2008	Percentage Increase/ (Decrease)
Casino revenues	$3,622.8	$3,523.1	$614.6	$4,137.7	(12.4)%
Net revenues	4,526.1	4,442.6	760.1	5,202.7	(13.0)%
Income/(loss) from operations before impairment charges	588.8	760.9	(36.8)	724.1	(18.7)%
Income from operations	291.7	760.9	(36.8)	724.1	(59.7)%
Income/(loss) from continuing operations, net of tax	2,169.4	(273.1)	(99.4)	(372.5)	N/M
Net income/(loss) attributable to Harrah’s Entertainment	2,156.3	(184.5)	(100.9)	(285.4)	N/M
Operating margin before impairment charges	13.0%	17.1%	(4.8)%	13.9%	(0.9	)pts
Operating margin	6.4%	17.1%	(4.8)%	13.9%	(7.5	)pts

N/M = Not Meaningful

Revenues for the second quarter and six months ended June 30, 2009, were impacted by the current economic environment, which has reduced customer spending, particularly in the Las Vegas and Atlantic City markets. The earnings impact of the declines in revenue in 2009 compared to the same periods in 2008 was partially offset by company-wide cost savings initiatives that began in the third quarter of 2008. Income from continuing operations, net of tax, for the second quarter and six months ended June 30, 2009, also reflects net gains on early extinguishments of debt of $4,279.5 million and $4,280.7 million, respectively, and are partially offset by a charge of $297.1 million for impairment of goodwill and certain intangible assets. The six months ended June 30, 2008, included expenses incurred in connection with the Merger, primarily related to the accelerated vesting of employee stock options, stock appreciation rights (“SARs”) and restricted stock, higher interest expense and losses on the early extinguishments of debt, partially offset by proceeds from the settlement of insurance claims related to hurricane damage in 2005.

During second quarter 2009, we exchanged approximately $3.6 billion principal amount of new 10% second-priority senior secured notes due in 2018 for approximately $5.4 billion aggregate principal amount of outstanding debt with maturity dates ranging from 2010 to 2018, purchased approximately $1.3 billion principal amount of outstanding debt through tender offers or open market purchases, retired a portion of and amended the terms of our credit agreement and issued approximately $1.4 billion principal amount of senior secured notes due 2017. These events are discussed more fully in the DEBT AND LIQUIDITY section that follows herein.

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

Las Vegas	Atlantic City	Louisiana/Mississippi	Iowa/Missouri
Caesars Palace	Harrah’s Atlantic City	Harrah’s New Orleans	Harrah’s St. Louis
Bally’s Las Vegas	Showboat Atlantic City	Harrah’s Louisiana Downs	Harrah’s North Kansas City
Flamingo Las Vegas	Bally’s Atlantic City	Horseshoe Bossier City	Harrah’s Council Bluffs
Harrah’s Las Vegas	Caesars Atlantic City	Grand Biloxi	Horseshoe Council Bluffs/
Paris Las Vegas	Harrah’s Chester (1)	Harrah’s Tunica	Bluffs Run
Rio		Horseshoe Tunica
Imperial Palace		Sheraton Tunica
Bill’s Gamblin’ Hall & Saloon

Illinois/Indiana	Other Nevada	Managed/International/Other
Horseshoe Southern Indiana	Harrah’s Reno	Harrah’s Ak-Chin (2)
Harrah’s Joliet (1)	Harrah’s Lake Tahoe	Harrah’s Cherokee (2)
Harrah’s Metropolis	Harvey’s Lake Tahoe	Harrah’s Rincon (2)
Horseshoe Hammond	Bill’s Lake Tahoe	Conrad Punta del Este (1)
	Harrah’s Laughlin	Caesars Windsor (3)
London Clubs International (4)

(1)	Not wholly-owned by Harrah’s Entertainment.

(2)	Managed, not owned.

(3)	We have a 50 percent interest in Windsor Casino Limited, which manages this property. The province of Ontario owns the complex.

(4)	Operates 11 casino clubs in the United Kingdom, 3 in Egypt and 1 in South Africa. Three of the properties are managed and two others are not wholly-owned.

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

Las Vegas Results

Quarter Results

(In millions)	Successor Second Quarter Ended June 30, 2009	Successor Second Quarter Ended June 30, 2008	Percentage Increase/ (Decrease)
Casino revenues	$381.3	$448.8	(15.0)%
Net revenues	705.2	873.1	(19.2)%
Income from operations before impairment charges	131.8	199.0	(33.8)%
(Loss)/income from operations	(123.3)	199.0	N/M
Operating margin before impairment charges	18.7%	22.8%	(4.1	)pts
Operating margin	(17.5)%	22.8%	N/M

N/M = Not Meaningful

Year-to-Date Results

(In millions)	Successor Six months Ended June 30, 2009	Successor Period Jan. 28, 2008 through June 30, 2008	Predecessor Period Jan. 1, 2008 Through Jan. 27, 2008	Combined Six Months Ended June 30, 2008	Percentage Increase/ (Decrease)
Casino revenues	$750.8	$756.9	$138.7	$895.6	(16.2)%
Net revenues	1,391.6	1,482.5	253.6	1,736.1	(19.8)%
Income from operations before impairment charges	255.6	341.9	51.9	393.8	(35.1)%
Income from operations	0.5	341.9	51.9	393.8	(99.9)%
Operating margin before impairment charges	18.4%	23.1%	20.5%	22.7%	(4.3	)pts
Operating margin	0.0%	23.1%	20.5%	22.7%	(22.7	)pts

For the second quarter and six months ended June 30, 2009, revenues and income from operations were lower than in the second quarter and six months ended June 30, 2008, driven by lower spend per visitor and declines in the group-travel business. While hotel occupancy was strong, average room rates declined. Income from operations includes a charge of $255.1 million recorded in second quarter 2009 for the impairment of goodwill for certain Las Vegas properties. The charge was the result of an assessment for impairment that was prompted by the relative impact of weak economic conditions on certain of our properties.

An expansion and renovation of Caesars Palace Las Vegas is nearing completion for the portion currently under construction. The expansion will include a hotel tower with approximately 660 rooms, including 75 luxury suites, 110,000 square feet of additional meeting and convention space, three 10,000-square-foot villas and an expanded pool and garden area. We will defer completion of the rooms in the hotel tower expansion as a result of current economic conditions impacting the Las Vegas tourism sector. The estimated total capital expenditures for the project, excluding the costs to complete the deferred rooms, are expected to be $685.4 million, $561.6 million of which had been spent as of June 30, 2009. The convention center is now open, and the remainder of the expansion project, other than the deferred rooms, is scheduled for completion in the third quarter of 2009.

Atlantic City Results

Quarter Results

(In millions)	Successor Second Quarter Ended June 30, 2009	Successor Second Quarter Ended June 30, 2008	Percentage Increase/ (Decrease)
Casino revenues	$479.7	$586.2	(18.2)%
Net revenues	516.2	599.8	(13.9)%
Income from operations	67.4	71.3	(5.5)%
Operating margin	13.1%	11.9%	1.2	pts

Year-to-Date Results

(In millions)	Successor Six months Ended June 30, 2009	Successor Period Jan. 28, 2008 through June 30, 2008	Predecessor Period Jan. 1, 2008 Through Jan. 27, 2008	Combined Six Months Ended June 30, 2008	Percentage Increase/ (Decrease)
Casino revenues	$942.2	$999.5	$163.4	$1,162.9	(19.0)%
Net revenues	1,000.1	1,008.0	160.8	1,168.8	(14.4)%
Income from operations	104.5	130.5	18.7	149.2	(30.0)%
Operating margin	10.4%	12.9%	11.6%	12.8%	(2.4	)pts

Revenues and income from operations for the quarter and six months ended June 30, 2009, were lower than in the quarter and six months ended June 30, 2008, due to reduced visitor volume and spend per trip. The Atlantic City market continues to be affected by competition from three slot facilities in eastern Pennsylvania and one in Yonkers, New York, the current economic environment and smoking restrictions in Atlantic City. Recently implemented cost savings initiatives have begun to drive improvements in 2009 income from operations.

Louisiana/Mississippi Results

Quarter Results

(In millions)	Successor Second Quarter Ended June 30, 2009	Successor Second Quarter Ended June 30, 2008	Percentage Increase/ (Decrease)
Casino revenues	$288.3	$343.4	(16.0)%
Net revenues	314.9	368.2	(14.5)%
Income from operations	53.1	46.1	15.2%
Operating margin	16.9%	12.5%	4.4	pts

Year-to-Date Results

(In millions)	Successor Six months Ended June 30, 2009	Successor Period Jan. 28, 2008 through June 30, 2008	Predecessor Period Jan. 1, 2008 Through Jan. 27, 2008	Combined Six Months Ended June 30, 2008	Percentage Increase/ (Decrease)
Casino revenues	$594.5	$602.0	$99.0	$701.0	(15.2)%
Net revenues	649.4	642.6	106.1	748.7	(13.3)%
Income from operations	111.4	278.8	10.1	288.9	(61.4)%
Operating margin	17.2%	43.4%	9.5%	38.6%	(21.4	)pts

Revenues for the second quarter and six months ended June 30, 2009, from our properties in Louisiana and Mississippi were lower compared to the same periods in 2008 driven by lower visitor volume due to the current economic environment. The increase in 2009 Income from operations compared to the second quarter 2008 was the result of cost savings initiatives, particularly in the Tunica, Mississippi, market and 2008 costs related to the renovation and re-branding of the former Grand Casino Tunica to Harrah’s Tunica.

Income from operations for the six months ended June 30, 2008, included insurance proceeds of $185.4 million from the final settlement of claims related to the 2005 hurricanes. The proceeds are included in Write-downs, reserves and recoveries in our 2008 Consolidated Condensed Statement of Operations. Excluding the insurance proceeds in 2008 from the comparison, operating margin for the Louisiana/Mississippi group of properties improved 3.4 percentage points as a result of cost savings initiatives.

Construction began in third quarter 2007 on Margaritaville Casino & Resort in Biloxi. We have halted construction on this project, and will continue to review and refine the project in light of the current economic environment, market conditions on the Gulf Coast and the current financing environment. We license the Margaritaville name from an entity affiliated with the singer/songwriter Jimmy Buffett. As of June 30, 2009, $177.6 million had been spent on this project.

Iowa/Missouri Results

Quarter Results

(In millions)	Successor Second Quarter Ended June 30, 2009	Successor Second Quarter Ended June 30, 2008	Percentage Increase/ (Decrease)
Casino revenues	$178.6	$184.8	(3.4)%
Net revenues	190.6	196.3	(2.9)%
Income from operations	49.8	40.3	23.6%
Operating margin	26.1%	20.5%	5.6	pts

Year-to-Date Results

(In millions)	Successor Six months Ended June 30, 2009	Successor Period Jan. 28, 2008 through June 30, 2008	Predecessor Period Jan. 1, 2008 Through Jan. 27, 2008	Combined Six Months Ended June 30, 2008	Percentage Increase/ (Decrease)
Casino revenues	$360.0	$319.0	$52.5	$371.5	(3.1)%
Net revenues	384.2	339.3	55.8	395.1	(2.8)%
Income from operations	97.6	71.0	7.7	78.7	24.0%
Operating margin	25.4%	20.9%	13.8%	19.9%	5.5	pts

Revenues for the second quarter and first six months of 2009 at our Iowa and Missouri properties were slightly lower compared to the same periods last year, but income from operations was higher than in the prior year periods due to cost savings initiatives.

Illinois/Indiana Results

Quarter Results

(In millions)	Successor Second Quarter Ended June 30, 2009	Successor Second Quarter Ended June 30, 2008	Percentage Increase/ (Decrease)
Casino revenues	$315.0	$299.5	5.2%
Net revenues	313.1	294.5	6.3%
Income from operations	51.6	42.7	20.8%
Operating margin	16.5%	14.5%	2.0	pts

Year-to-Date Results

(In millions)	Successor Six months Ended June 30, 2009	Successor Period Jan. 28, 2008 through June 30, 2008	Predecessor Period Jan. 1, 2008 Through Jan. 27, 2008	Combined Six Months Ended June 30, 2008	Percentage Increase/ (Decrease)
Casino revenues	$620.4	$510.2	$86.9	$597.1	3.9%
Net revenues	616.4	502.6	85.5	588.1	4.8%
Income from operations	88.0	69.8	8.7	78.5	12.1%
Operating margin	14.3%	13.9%	10.2%	13.3%	1.0	pts

Higher revenues for the second quarter and six months ended June 30, 2009, were driven by the renovation and expansion at Horseshoe Hammond that opened in August 2008. Cost savings initiatives at properties in the region also contributed to the increase in income from operations for both periods in 2009. For the six months ended June 30, 2009, the increase in income from operations was partially offset by the write-down of the value of assets that were taken out of service at Horseshoe Hammond.

Other Nevada Results

Quarter Results

(In millions)	Successor Second Quarter Ended June 30, 2009	Successor Second Quarter Ended June 30, 2008	Percentage Increase/ (Decrease)
Casino revenues	$90.6	$113.0	(19.8)%
Net revenues	114.5	140.8	(18.7)%
Income from operations	11.5	11.8	(2.5)%
Operating margin	10.0%	8.4%	1.6	pts

Year-to-Date Results

(In millions)	Successor Six months Ended June 30, 2009	Successor Period Jan. 28, 2008 through June 30, 2008	Predecessor Period Jan. 1, 2008 Through Jan. 27, 2008	Combined Six Months Ended June 30, 2008	Percentage Increase/ (Decrease)
Casino revenues	$180.4	$198.5	$30.2	$228.7	(21.1)%
Net revenues	229.1	248.6	38.9	287.5	(20.3)%
Income from operations	19.1	25.9	0.5	26.4	(27.7)%
Operating margin	8.3%	10.4%	1.3%	9.2%	(0.9	)pts

For the second quarter and six months ended June 30, 2009, revenues from our Nevada properties outside of Las Vegas were lower than in the second quarter and first six months of 2008 due to lower customer spend per trip. In second quarter 2009, the impact of lower revenues on income from operations was partially offset by cost savings initiatives implemented at the properties in 2009.

Managed/International/Other

Quarter Results

(In millions)	Successor Second Quarter Ended June 30, 2009	Successor Second Quarter Ended June 30, 2008	Percentage Increase/ (Decrease)
Revenues
Managed	$10.4	$11.8	(11.9)%
International	92.2	100.0	(7.8)%
Other	14.3	17.6	(18.8)%

Total revenues	$116.9	$129.4	(9.7)%

Income/(loss) from operations
Managed	$4.6	$2.6	76.9%
International	(4.2)	(44.5)	90.6%
Other	(62.4)	(4.5)	N/M

Total loss from operations	$(62.0)	$(46.4)	(33.6)%

N/M = Not Meaningful

Year-to-Date Results

(In millions)	Successor Period Six Months Ended June 30, 2009	Successor Period Jan. 28, 2008 through June 30, 2008	Predecessor Period Jan. 1, 2008 through Jan. 27, 2008	Combined Six Months Ended June 30, 2008	Percentage Increase/ (Decrease)
Revenues
Managed	$20.0	$18.8	$5.0	$23.8	(16.0)%
International	206.5	169.7	51.2	220.9	(6.5)%
Other	28.8	30.5	3.2	33.7	(14.5)%

Total revenues	$255.3	$219.0	$59.4	$278.4	(8.3)%

Income/(loss) from operations
Managed	$7.9	$3.3	$4.0	$7.3	8.2%
International	4.6	(53.7)	2.2	(51.5)	N/M
Other	(69.6)	(23.2)	(6.5)	(29.7)	N/M

Total loss from operations	$(57.1)	$(73.6)	$(0.3)	$(73.9)	22.7%

N/M=Not Meaningful

Managed, international and other results include income from our managed properties, results of our international properties, certain marketing and administrative expenses, including development costs, income from our non-consolidated affiliates, and World Series of Poker® (“WSOP”). The decline in revenues for the quarter and six months ended June 30, 2009, reflects the impact of the current economic environment on our managed and international properties. For the quarter and six months ended June 30, 2009, (Loss)/income from operations in our international businesses improved due to cost savings initiatives at our London Clubs properties. Other losses from operations for the quarter and six months ended June 30, 2009, were unfavorably impacted by a charge of $42.0 million for the impairment of certain non-amortizing intangible assets.

During the second quarter 2009, we established a new subsidiary, Harrah’s Interactive Entertainment, Inc. (“HIE”) to manage the global growth of the WSOP and explore a European interactive strategy. We will continue to include the results of the newly formed entity within “Other”. We own more than 90% of this newly-formed entity.

Other Factors Affecting Net Income

Quarter Results

(In millions) (Income)/expense	Successor Second Quarter Ended June 30, 2009	Successor Second Quarter Ended June 30, 2008	Percentage Increase/ (Decrease)
Corporate expense	$41.7	$36.6	13.9%
Merger and integration costs	0.1	5.1	(98.0)%
Amortization of intangible assets	43.7	48.2	(9.3)%
Interest expense, net	463.4	468.0	(1.0)%
Other income	(10.6)	(3.8)	N/M
Gains on early extinguishments of debt	(4,279.5)	—	N/A
Provision/(benefit) for income taxes	1,536.2	(43.5)	N/M
Effective tax rate provision/(benefit)	40.1%	(30.8)%	N/M
Income attributable to non-controlling interests	(7.7)	(0.4)	N/M
Loss/(income) from discontinued operations, net of income taxes	0.1	(0.4)	N/M

N/M = Not Meaningful

Year-to-Date Results

(In millions) (Income)/expense	Successor Six months Ended June 30, 2009	Successor Period Jan. 28, 2008 through June 30, 2008	Predecessor Period Jan. 1, 2008 Through Jan. 27, 2008	Combined Six Months Ended June 30, 2008	Percentage Increase/ (Decrease)
Corporate expense	$72.0	$61.3	$8.5	$69.8	3.2%
Merger and integration costs	0.3	22.1	125.6	147.7	(99.8)%
Amortization of intangible assets	87.5	80.5	5.5	86.0	1.7%
Interest expense, net	960.2	935.9	89.7	1,025.6	(6.4)%
(Gains)/loss on early extinguishments of debt	(4,280.7)	211.3	—	211.3	N/M
Other income	(19.1)	(11.5)	(1.1)	(12.6)	(51.6)%
Provision/(benefit) for income taxes	1,461.9	(101.7)	(26.0)	(127.7)	N/M
Effective tax rate provision/(benefit)	40.3%	(27.1)%	(20.7)%	(25.5)%	N/M
(Income)/loss attributable to non-controlling interests	(12.9)	1.0	(1.6)	(0.6)	N/M
Loss/(income) from discontinued operations, net of income taxes	0.2	(87.6)	(0.1)	(87.7)	N/M

N/M = Not Meaningful

Corporate expense increased in the second quarter and first six months of 2009 from the same periods in the prior year due to expenses related to the debt exchange offer and other advisory services, partially offset by the continued realization of cost savings initiatives that began in the third quarter of 2008.

Merger and integration costs in 2008 include costs in connection with the Merger, including the expense related to the accelerated vesting of employee stock options, SARs and restricted stock.

Amortization of intangible assets was slightly lower in second quarter 2009 compared to second quarter 2008, but it was slightly higher in the six months ended June 30, 2009, than in the same six month period last year due to finalization of the purchase price allocation in connection with the Merger. Until the finalization of the purchase price allocation in the fourth quarter of 2008, amortization was estimated based on a preliminary purchase price allocation.

Interest expense decreased in the second quarter due to lower debt levels as a result of the debt exchanges completed in April 2009 and December 2008 offset by 2008 credits resulting from changes in the fair value of our interest rate swap agreements discussed further in the DEBT AND LIQUIDITY section herein. Interest expense declined in the first six months of 2009 compared to the same period in 2008 primarily due to lower debt levels resulting from debt exchanges completed in April 2009 and December 2008. Interest expense for the six months ended June 30, 2008, included losses resulting from changes in the fair value of our interest rate swap agreements prior to their designation as hedging instruments. A change in interest rates on variable-rate debt will impact our financial results. For example, assuming a constant outstanding balance for our variable-rate debt, excluding $6.5 billion of variable-rate debt for which we have entered into interest rate swap agreements, for the next twelve months, a hypothetical 1% change in corresponding interest rates would change interest expense for the next twelve months by approximately $74.7 million, or $18.7 million per quarter. At June 30, 2009, our variable-rate debt, excluding $6.5 billion of variable-rate debt for which we have entered into interest rate swap agreements, represents approximately 38.6% of our total debt, while our fixed-rate debt is approximately 61.4% of our total debt. In addition to the swap agreements, we have an interest rate cap agreement for a notional amount of $6.5 billion at a LIBOR cap rate of 4.5%.

Gains on early extinguishments of debt represent discounts related to the exchange of certain outstanding debt for new debt in the second quarter of 2009 and purchases of certain of our debt in the open market during the first six months of 2009. Losses on early extinguishments of debt in 2008 represented premiums paid and the write-offs of unamortized deferred financing costs and market value premiums related to debt retired in connection with the Merger.

Other income includes higher interest income on the cash surrender value of life insurance policies in the second quarter and six months ended June 30, 2009. Other income in the six months ended June 30, 2008, included receipt of insurance proceeds related to executive life insurance policies.

The effective tax provision rate for the quarter and six months ended June 30, 2009, is higher than the federal statutory rate due primarily to permanent book/tax differences and state income taxes. The effective tax benefit rate for the quarter and six months ended June 30, 2008, was lower than the federal statutory rate due primarily to non-deductible merger costs, permanent book/tax differences, international income taxes, and state income taxes. The second quarter 2009 tax provision of $1,536.2 million is lower by $16.2 million than that which we disclosed in our July 24, 2009 earnings release due to an adjustment to the effective tax rate.

Income attributable to non-controlling interests reflects minority owners’ shares of income from our majority-owned subsidiaries.

Discontinued operations in the six months ended June 30, 2008, reflected insurance proceeds received of $87.3 million, after taxes, representing a portion of the final settlement of claims resulting from hurricane damages to our Gulf Coast properties in Mississippi in 2005, one of which was subsequently sold by the Company.

COST SAVINGS INITIATIVES

In light of the severe economic downturn and adverse conditions in the travel and leisure industry generally, Harrah’s Entertainment has undertaken a comprehensive cost reduction effort to right-size expenses with business levels. Beginning in August 2008, the program includes organizational restructurings at our corporate and property operations, reduction of travel and entertainment expenses, an examination of our corporate-wide marketing expenses, and headcount reductions at property operations and corporate offices. To date, Harrah’s Entertainment has identified $555.0 million in estimated cost savings from these initiatives, of which approximately $249.9 million had been realized as of June 30, 2009. Harrah’s Entertainment expects to implement most of the program directives, and achieve approximately $520.6 million in annual savings on a run-rate basis, by the end of 2009.

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

Our planned development projects, if they go forward, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. We must also comply with covenants and restrictions set forth in our debt agreements. Cash needed to finance projects currently under development as well as additional projects being pursued is expected to be made available from operating cash flows, established debt programs (see DEBT AND LIQUIDITY), joint venture partners, specific project financing, guarantees of third-party debt and additional debt offerings. Our capital spending for the first six months of 2009 totaled approximately $285.0 million. Estimated total capital expenditures for 2009 are expected to be between $425 million and $550 million.

DEBT AND LIQUIDITY

Our Consolidated Condensed Statements of Cash Flows reflect the impact on our consolidated operations of the success of our marketing programs and on-going cost containment focus and, in 2009, the impact of current economic conditions. For the first six months of 2009, we reported cash flows provided by operating activities of $92.4 million compared to $735.7 million in the first six months of 2008.

We use the cash flows generated by the Company to fund debt service, to reinvest in existing properties for both refurbishment and expansion projects and to pursue additional growth via new development opportunities. When necessary, we supplement the cash flows generated by our operations with funds provided by financing activities to balance our cash requirements. Our ability to fund our operations, pay our debt obligations and fund planned capital expenditures depend, in part, on economic and other factors that are beyond our control, and recent disruptions in capital markets and restrictive covenants related to our existing debt could impact our ability to secure additional funds through financing activities. We cannot assure you that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us to fund our liquidity needs and pay our indebtedness. If we are unable to meet our liquidity needs or pay our indebtedness when it is due, we may have to reduce or delay refurbishment and expansion projects, reduce expenses, sell assets or attempt to restructure our debt. In addition, we have pledged a significant portion of our assets as collateral under certain of our debt agreements, and if any of those lenders accelerate the repayment of borrowings, there can be no assurance that we will have sufficient assets to repay our indebtedness.

Our cash and cash equivalents totaled approximately $947.1 million at June 30, 2009, compared to $1.248 billion at June 30, 2008.

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

The following table presents our debt as of June 30, 2009, and December 31, 2008:

Detail of Debt (dollars in millions)	Maturity	Rate(s) at June 30, 2009	Balance at June 30, 2009	Balance at December 31, 2008
Credit Facilities and Secured Debt
Term Loans	2015	3.3%-4.09%	$6,340.4	$7,195.6
Revolving Credit Facility	2014	3.29%-3.47%	1,111.8	533.0
Senior Secured notes	2017	11.25%	1,323.4	—
CMBS financing	2013	3.32%	6,500.0	6,500.0
Second-Priority Senior Secured Notes	2018	10.0%	1,925.8	542.7
Second-Priority Senior Secured Notes	2015	10.0%	148.0	144.0
6.0% Secured debt	2010	6.0%	25.0	25.0
4.25%–6.0%	to 2035	4.25%-6.0%	3.6	1.1
Subsidiary-guaranteed debt
10.75% Senior Notes due 2016, including senior interim loans (1)	2016	10.75%	478.5	4,542.7
Senior PIK Toggle Notes, including senior interim loans (1)	2018	10.75%	8.9	1,150.0
Unsecured Senior Debt
7.5%	2009	7.5%	0.8	6.0
5.5%	2010	5.5%	227.7	321.5
8.0%	2011	8.0%	30.6	47.4
5.375%	2013	5.375%	92.7	200.6
7.0%	2013	7.0%	0.7	0.7
5.625%	2015	5.625%	311.3	578.1
6.5%	2016	6.5%	246.7	436.7
5.75%	2017	5.75%	144.0	372.7
Floating Rate Contingent Convertible Senior Notes	2024	Varied	0.2	0.2
Unsecured Senior Subordinated Notes
7.875%	2010	7.875%	232.1	287.0
8.125%	2011	8.125%	128.0	216.8
Other Unsecured Borrowings
LIBOR plus 4.5%	2010	L+4.5%	17.0	23.5
5.3% special improvement district bonds	2035	5.3%	68.7	69.7
Other, various maturities	Varied	Varied	1.4	1.4
Capitalized Lease Obligations
5.77%–10.0%	to 2011	5.77%-10.0%	10.3	12.5

Total debt, net of unamortized discounts of $3,155.5 and premiums of $0.1			19,377.6	23,208.9
Current portion of long-term debt			(31.9)	(85.6)

Long-term debt			$19,345.7	$23,123.3

(1)	In connection with the exchange offer discussed below, the senior interim loans are no longer outstanding.

At June 30, 2009, $0.8 million, face amount, of our 7.5% Senior Notes due September 1, 2009, and $237.9 million, face amount, of our 7.875% Senior Subordinated Notes due March 15, 2010, are classified as long-term in our Consolidated Condensed Balance Sheet because the Company has both the intent and the ability to refinance these notes under our revolving credit facility.

The majority of our debt is due after 2010. Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows and from borrowings under our established debt programs. Long-term obligations are expected to be paid through operating cash flows, refinancing of debt, joint venture partners or, if necessary, additional debt offerings.

In July 2008, HOC made the permitted election under the Indenture governing its 10.75%/11.5% Senior Toggle Notes due 2018 and the Interim Loan Agreement dated January 28, 2008, to pay all interest due on January 28, and February 1, 2009, for the loan in-kind. A similar election was made in January 2009 to pay the interest due August 1, 2009, for the 10.75%/11.5% Senior Toggle Notes due 2018 in-kind, and in March 2009, the election was made to pay the interest due April 28, 2009, on the Interim Loan Agreement in-kind. In connection with the debt exchange detailed in the section below (Exchange Offer), the Interim Toggle Notes were no longer outstanding as of June 30, 2009. The Company intends to use the cash savings generated by this election for general corporate purposes, including the early retirement of other debt.

Exchange Offer

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

As a result of the exchange and tender offers, we recorded a pretax gain in the second quarter of 2009 of approximately $4.1 billion arising from this early extinguishment of debt. As a result of the receipt of the requisite consent of lenders having loans made under the Senior Unsecured Interim Loan Agreement (“Interim Loan Agreement”) representing more than 50% of the sum of all loans outstanding under the Interim Loan Agreement, waivers or amendments of certain provisions of the Interim Loan Agreement to permit HOC, from time to time, to buy back loans at prices below par from specific lenders in the form of voluntary prepayments of the loans by HOC on a non-pro rata basis are now operative. Included in the exchanged debt discussed above are approximately $297 million of 10.0% Second-Priority Senior Secured Notes that were exchanged for approximately $442 million principal amount of loans surrendered in the exchange offer for loans outstanding under the Interim Loan Agreement. As a result of these transactions, all loans outstanding under the Interim Loan Agreement have been retired.

Open Market Repurchases and Other Retirements

From time to time, we may retire portions of our outstanding debt in open market purchases, privately negotiated transactions or otherwise. These repurchases will be funded through available cash from operations and from our established debt programs. Such repurchases are dependent on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.

In second quarter 2009, HOC completed open market purchases of notes, paying $261.0 million of cash for the following notes: (i) $20.0 million in aggregate principal amount at maturity of the 5.50% Senior Notes due 2010; (ii) $17.0 million in aggregate principal amount at maturity of the 7.875% Senior Subordinated Notes due 2010; (iii) $18.0 million in aggregate principal amount at maturity of the 8.0% Senior Notes due 2011; (iv) $49.7 million in aggregate principal amount at maturity of the 8.125% Senior Subordinated Notes due 2011; (v) $87.2 million in aggregate principal amount at maturity of the 5.375% Senior Notes due 2013; and (vi) $265.0 million in aggregate principal amount at maturity of the 10.75% Senior Notes due 2016.

Also during the second quarter, another subsidiary of Harrah’s Entertainment completed open market purchases paying $116.7 million cash for the following notes: (i) $138.0 million in aggregate principal amount at maturity of the 5.625% Senior Notes due 2015: (ii) $24.0 million in aggregate principal amount at maturity of the 6.50% Senior Notes due 2016, and (iii) $169.0 million in aggregate principal amount at maturity of the 5.75% Senior Notes due 2017. These notes purchased on the open market will remain outstanding for HOC but will reduce Harrah’s Entertainment’s outstanding debt on a consolidated basis.

The gains on the early extinguishments of notes purchased on the open market, referred to above, in addition to the gain on the extinguishment of debt through the exchange offer discussed in the preceding section, totaled $4.3 billion recognized in the second quarter and six months ended June 30, 2009. We recognized a deferred tax liability of approximately $1.7 billion related to the gains.

Under the American Recovery and Reinvestment Act of 2009 (“the Act”), the Company will receive temporary tax relief under the Delayed Recognition of Cancellation of Debt Income (“CODI”) rules. The Act contains a provision that allows for a five-year deferral for tax purposes of CODI for debt reacquired in 2009, followed by recognition of CODI ratably over the succeeding five years. The provision applies for specified types of repurchases including the acquisition of a debt instrument for cash and the exchange of one debt instrument for another.

Credit Facility Amendment and Note Offering

On June 3, 2009, HOC entered into an amendment and waiver to its credit agreement to, among other things: (i) allow for one or more future issuances of additional secured notes or loans, including the $1.375 billion notes discussed below, which may include, in each case, indebtedness secured on a pari passu basis with the obligations under its senior secured credit facilities, so long as, in each case, among other things, an agreed amount of the net cash proceeds from any such issuance are used to prepay term loans and revolving loans under such senior secured credit facilities at par; (ii) exclude from the maintenance covenant under its senior secured credit facilities (a) notes secured with a first priority lien on the assets of HOC and its subsidiaries that secure the senior secured credit facilities that collectively result in up to $2 billion of net proceeds (provided that the aggregate face amount of all such notes shall not collectively exceed $2.2 billion) and (b) up to $250 million aggregate principal amount of consolidated debt of subsidiaries that are not wholly owned subsidiaries; (iii) subject to specified procedures, allow HOC to buyback loans from individual lenders at negotiated prices, which may be less than par and (iv) subject to the requirement to make such offers on a pro rata basis to all lenders, allow HOC to agree with certain lenders to extend the maturity of their term loans or revolving commitments, and for HOC to pay increased interest rates or otherwise modify the terms of their loans or revolving commitments in connection with such an extension.

On June 15, 2009, HOC issued $1.375 billion principal amount of 11.25% senior secured notes due 2017. These notes are secured with a first priority lien on the assets of HOC and the subsidiaries that secure the senior secured credit facilities. Proceeds from this issuance were used to pay a portion of HOC’s outstanding terms loan and revolving loans under its senior secured credit facilities, of which approximately $0.2 billion was used to permanently reduce commitments under the revolving credit facility and approximately $0.8 billion was used to reduce amounts due on the term loan.

Credit Agreement

As of June 30, 2009, our Credit Facilities provide for senior secured financing of up to $8.1 billion, consisting of (i) senior secured term loan facilities in an aggregate principal amount of up to $6.3 billion maturing on January 28, 2015 and (ii) a senior secured revolving credit facility in an aggregate principal amount of $1.8 billion, maturing January 28, 2014, including both a letter of credit sub-facility and a swingline loan sub-facility. During the second quarter of 2009, the terms loans were reduced by approximately $0.8 billion and the revolving credit facility was reduced by approximately $0.2 billion as a result of debt retirements, and the mandatory quarterly payment obligation on the term loans decreased from $18.125 million to $5.0 million. A total of $7.5 billion in borrowings were outstanding under the Credit Facilities as of June 30, 2009, with an additional $172 million committed to letters of credit that were issued under the Credit Facilities. After consideration of these borrowings and letters of credit, $485 million of additional borrowing capacity was available to the Company under the Credit Facilities as of June 30, 2009. The Credit Facilities also allow us to request one or more incremental term loan facilities and/or increase commitments under our revolving facility in an aggregate amount of up to $1.75 billion, subject to certain conditions and receipt of commitments by existing or additional financial institutions or institutional lenders.

Borrowings under the Credit Facilities bear interest at a rate equal to the then-current LIBOR rate or at a rate equal to the alternate base rate, in each case plus an applicable margin. In addition, on a quarterly basis, we are required to pay each lender (i) a commitment fee in respect of any unused commitments under the revolving credit facility and (ii) a letter of credit fee in respect of the aggregate face amount of outstanding letters of credit under the revolving credit facility. As of June 30, 2009, the Credit Facilities bore interest based upon 300 basis points over LIBOR for the term loans and a portion of the revolver loan and 200 basis points over the alternate base rate for the remainder of the revolver loan and bore a commitment fee for unborrowed amounts of 50 basis points.

Certain covenants contained in HOC’s credit agreement require the maintenance of a senior secured debt to last twelve months (LTM) Adjusted EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”), as defined in the agreements, ratio (“Senior Secured Leverage Ratio”). The amendment and waiver to our credit agreement excludes from the Senior Secured Leverage Ratio (a) notes secured with a first priority lien on the assets of HOC and its subsidiaries that secure the senior secured credit facilities (including the $1.375 billion senior secured notes issued June 15, 2009) that collectively result in up to $2 billion in net proceeds (provided that the aggregate face amount of all notes shall not exceed $2.2 billion) and (b) up to $250 million aggregate principal amount of consolidated debt of subsidiaries that are not wholly owned subsidiaries. Certain covenants contained in HOC’s credit agreement governing its senior secured credit facilities, the indenture and other agreements governing HOC’s 10.0% Second-Priority Senior Secured Notes due 2015 and 2018 restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet defined Adjusted EBITDA to Fixed Charges, senior secured debt to LTM Adjusted EBITDA and consolidated debt to LTM Adjusted EBITDA ratios. The covenants that restrict additional indebtedness and the ability to make future acquisitions require an LTM Adjusted EBITDA to Fixed Charges ratio (measured on a trailing four-quarter basis) of 2.0:1.0. Failure to comply with these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.

We believe we are in compliance with HOC’s credit agreement and indentures, including the Senior Secured Leverage Ratio, as of June 30, 2009. If our LTM Adjusted EBITDA were to decline significantly from the level achieved at June 30, 2009, it could cause us to exceed the Senior Secured Leverage Ratio and could be an Event of Default under HOC’s credit agreement. However, we could implement certain actions in an effort to minimize the possibility of a breach of the Senior Secured Leverage Ratio, including reducing payroll and other operating costs, deferring or eliminating certain maintenance, delaying or deferring capital expenditures, or selling assets. In addition, under certain circumstances, our credit agreement allows us to apply the cash contributions received by HOC as a capital contribution to cure covenant breaches. However, there is no guarantee that such contributions will be able to be secured.

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

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of June 30, 2009, we have ten interest rate swap agreements for notional amounts totaling $6.5 billion. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. The major terms of the interest rate swap agreements are as follows.

Effective Date	Notional Amount	Fixed Rate Paid	Variable Rate Received as of June 30, 2009	Next Reset Date	Maturity Date
	(In millions)
April 25, 2007	$200	4.898%	1.092%	July 27, 2009	April 25, 2011
April 25, 2007	200	4.896%	1.092%	July 27, 2009	April 25, 2011
April 25, 2007	200	4.925%	1.092%	July 27, 2009	April 25, 2011
April 25, 2007	200	4.917%	1.092%	July 27, 2009	April 25, 2011
April 25, 2007	200	4.907%	1.092%	July 27, 2009	April 25, 2011
September 26, 2007	250	4.809%	1.092%	July 27, 2009	April 25, 2011
September 26, 2007	250	4.775%	1.092%	July 27, 2009	April 25, 2011
April 25, 2008	1,000	4.172%	1.092%	July 27, 2009	April 25, 2012
April 25, 2008	2,000	4.276%	1.092%	July 27, 2009	April 25, 2013
April 25, 2008	2,000	4.263%	1.092%	July 27, 2009	April 25, 2013

Until February 15, 2008, our interest rate swap agreements were not designated as hedging instruments; therefore, gains or losses resulting from changes in the fair value of the swaps were recognized in earnings in the period of the change. On February 15, 2008, eight of our interest rate swap agreements for notional amounts totaling $3.5 billion were designated as cash flow hedging instruments and on April 1, 2008, the remaining swap agreements were designated as cash flow hedging instruments. Upon designation as cash flow hedging instruments, only any measured ineffectiveness is recognized in earnings in the period of change. There was no measured ineffectiveness recognized in earnings for the second quarter and six months ended June 30, 2009, compared with a credit of $40.9 million and a net charge of $68.5 million, respectively, for the second quarter and six months ended June 30, 2008, due to changes in the fair values of swap agreements. Due to current interest rate levels, interest rates swaps increased interest expense $54.5 million and $97.6 million for the second quarter and six months ended June 30, 2009, respectively, compared to $20.1 million and $23.8 million, respectively, for the second quarter and six months ended June 30, 2008. The variable rate did not materially change as a result of the July 27, 2009, reset.

Additionally, on January 28, 2008, we entered into an interest rate cap agreement to partially hedge the risk of future increases in the variable rate of the CMBS financing. The interest rate cap agreement, which was effective January 28, 2008, and terminates February 13, 2013, is for a notional amount of $6.5 billion at a LIBOR cap rate of 4.5%. The interest rate cap was designated as a cash flow hedging instrument on May 1, 2008. The change in the fair value of the interest rate cap did not impact interest expense for the second quarter and six months ended June 30, 2009, whereas, for the quarter and six months ended June 30, 2008, a credit of $20.1 million and a net charge of $12.3 million, respectively, representing the change in the fair value, are included in Interest expense in our Consolidated Condensed Statement of Operations.

Guarantees of Third-Party Debt and Other Obligations and Commitments

The tables below summarize, as of June 30,2009, total material additions to or changes in our contractual obligations and other commitments, which were disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our 2008 Annual Report on Form 10-K.

Contractual Obligations (a) (In millions)	Increase/ (Decrease)	Total
Debt, including capital lease obligations	(1,932.9)	$22,529.4
Estimated interest payments (b)	(4,128.7)	6,254.4
Operating lease obligations	198.5	2,092.8
Purchase order obligations	(23.9)	27.4
Guaranteed payments to State of Louisiana	(30.0)	104.8
Construction commitments	(235.5)	482.0
Community reinvestment	(3.1)	121.5
Entertainment obligations	(22.9)	112.4
Other contractual obligations	(28.7)	577.4

(a)

In addition to the contractual obligations disclosed in this table, we have unrecognized tax benefits that, based on uncertainties associated with the items, we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities.

(b)	Estimated interest for variable rate debt is based on rates at June 30, 2009. Estimated interest includes the estimated impact of our interest rate swap and interest rate cap agreements.

Other Commitments (In millions)	Increase/ (Decrease)	Total
Letters of credit	(3.8)	171.6
Minimum payments to tribes	(6.9)	34.6

The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments, pursuant to these contracts for the three managed Indian-owned facilities now open, which extend for periods of up to 53 months from June 30, 2009, is $1.2 million. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.

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

Several states and Indian tribes are also considering enabling the development and operation of casinos or casino-like operations in their jurisdictions. Due to harsh economic times affect states’ budgets, many are looking to add gambling within their states. The State of Ohio recently approved the use of Video Lottery Terminals (“VLT”) and on June 30, 2009, Illinois state officials approved slot machines in bars and taverns.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

The following are accounting standards adopted or issued in the first six months of 2009 that could have an impact on our Company.

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

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments,” which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This statement is effective for interim and annual reporting periods ending after June 15, 2009, but did not effect our consolidated condensed financial statements upon adoption.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which is intended to provide additional guidance for estimating fair value in accordance with SFAS No. 157 “Fair Value Measurements” when the volume and level of activity for the asset or liability has significantly decreased, as well as guidance on identifying circumstances that indicate a transaction is not orderly. This statement is effective for interim and annual periods ending after June 15, 2009. FSP No. FAS 157-4 did not have an effect on our consolidated condensed financial statements upon adoption.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments, whether recognized or not recognized in the statement of financial position, for interim reporting periods of publicly traded companies as well as in annual financial statements. This statement is effective for interim reporting periods ending after June 15, 2009, and have included the required disclosure in our interim financial statements for the period ended June 30, 2009.

In April 2009, the FASB issued FSP No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise From Contingencies,” to clarify how to account for pre-acquisition contingencies. Under the FSP, an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in Statement 5 and Interpretation 14 to determine whether the contingency should be recognized as of the acquisition date or after it. The FSP is effective for business combinations whose acquisition date is at or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This statement is effective for interim and annual periods ending after June 15, 2009. The statement should not result in a significant change in current practice, but it does establish general standards of accounting for and disclosing events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. In particular, this statement sets forth:

•

The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

•	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements;

•	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

Additionally, the statement requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.

In June 2009, the FASB issued SFAS No. 166, a revision to FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, which requires enhanced disclosures about transfers of financial assets and a company’s continuing involvement in transferred assets. The revision removes the concept of “qualifying special-purpose entity” (QSPE) from US GAAP, changes the requirements for derecognizing financial assets, and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. This Statement is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. We are currently evaluating the impact of this statement on our financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation(FIN) No. 46(R), which is effective as of January 1, 2010. The new standard, which amends existing consolidation guidance for variable interest entities, requires a company to perform a qualitative analysis when determining whether it must consolidate a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the company that has both:

•	the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and

•

the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

If the company has an implicit financial responsibility to ensure the variable interest entity operates as designed the newly approved standard requires ongoing reassessments to determine if a company must consolidate a variable interest entity. We are currently evaluating the impact of this statement on our financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. This Statement establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB, which is to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. In addition, rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and will change the way that GAAP is referenced in our financial statements.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed-rate and variable-rate obligations. Of our approximate $19.4 billion total debt at June 30, 2009, $7.5 billion, excluding $6.5 billion of variable-rate debt for which we have entered into interest rate swap agreements, is subject to variable interest rates. We have hedging arrangements with respect to LIBOR borrowings for a notional amount of $6.5 billion, all of which fix the floating rates of interest to fixed rates. In addition to the swap agreements, we entered into an interest rate cap agreement for a notional amount of $6.5 billion at a LIBOR cap rate of 4.5%. Assuming a constant outstanding balance for our variable rate debt for the next twelve months, a hypothetical 1% change in interest rates would change interest expense for the next twelve months by approximately $74.7 million.

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. We do not purchase or hold any derivative financial instruments for trading purposes.

Foreign currency translation gains and losses were not material to our results of operations for Second Quarter 2009. Our only material ownership interests in businesses in foreign countries are London Clubs, Macau Orient Golf and an approximate 95% ownership of a casino in Uruguay. Therefore, we have not been subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future operating results or cash flows.

From time to time, we hold investments in various available-for-sale equity securities; however, our exposure to price risk arising from the ownership of these investments is not material to our consolidated financial position, results of operations or cash flows.

Item 4.	Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2009. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Baha Mar and Baha Mar Development Company Ltd. (“Baha Mar Development”) filed an Amended Answer and Counterclaims against CBIC and a Third Party Complaint dated June 18, 2008 against HOC in the Supreme Court of the State of New York. Baha Mar and the Baha Mar Development allege that CBIC wrongfully terminated the Subscription Agreement and that CBIC wrongfully failed to make capital contributions under the Joint Venture Investors Agreement, by and between CBIC and Baha Mar, dated January 12, 2007. In addition, Baha Mar and Baha Mar Development allege that HOC wrongfully failed to perform its purported obligations under the Harrah’s Baha Mar Joint Venture Guaranty, dated January 12, 2007. Baha Mar and Baha Mar Development assert claims for breach of contract, breach of fiduciary duty, promissory estoppel, equitable estoppel and negligent misrepresentation. Baha Mar and Baha Mar Development seek (i) declaratory relief; (ii) specific performance; (iii) the recovery of alleged monetary damages; (iv) the recovery of attorneys fees, costs, and expenses and (v) the dismissal with prejudice of CBIC’s Complaint. CBIC and HOC have each answered, denying all allegations of wrongdoing. In the second quarter 2009, both sides have filed motions for summary judgment which are currently pending with the court.

Litigation Related to the December 2008 Exchange Offer

On January 9, 2009, S. Blake Murchison and Willis Shaw filed a purported class action lawsuit in the United Stated District Court for the District of Delaware, Civil Action No. 09-00020-SLR, against Harrah’s Entertainment, Inc. and its board of directors, and Harrah’s Operating Company, Inc. The lawsuit was amended on March 4, 2009 alleging that the bond exchange offer which closed on December 24, 2008 wrongfully impaired the rights of bondholders. The amended complaint alleges, among others, breach of the bond indentures, violation of the Trust Indenture Act of 1939, equitable rescission, and liability claims against the members of the board. The amended complaint seeks, among other relief, class certification of the lawsuit, declaratory relief that the alleged violations occurred, unspecified damages to the class, and attorneys’ fees. On April 30, 2009 the defendants filed a motion to dismiss the amended complaint. Prior to responding to the motion to dismiss, the defendants stipulated to the plaintiff’s request to dismiss the lawsuit, without prejudice, which the court entered on June 18, 2009. Both sides have reserved the right to request the court to award attorneys fees.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter ended June 30, 2009.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

3.1	Amended Certificate of Incorporation of Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-8 filed January 31, 2008.)

3.2	Bylaws of Harrah’s Entertainment, Inc., as amended on January 28, 2008. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed February 1, 2008.)

3.3	Restated Certificate of Incorporation of Harrah’s Operating Company, Inc. (f/k/a Embassy Suites, Inc.), as amended. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-4 filed October 29, 2008.)

3.4	Certificate of Amendment of Restated Certificate of Incorporation of Harrah’s Operating Company, Inc. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

3.5	Bylaws of Harrah’s Operating Company, Inc., as amended. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-4 filed October 29, 2008.)

4.1	Certificate of Designation of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated January 28, 2008. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-8 filed January 31, 2008.)

4.2	Indenture, dated as of December 18, 1998, among Harrah’s Operating Company, Inc. as obligor, Harrah’s Entertainment, Inc., as Guarantor, and IBJ Schroder Bank & Trust Company, as Trustee relating to the 7 1/2% Senior Notes Due 2009. (Incorporated by reference to the exhibit to the Registration Statement on Form S-3 of Harrah’s Entertainment, Inc. and Harrah’s Operating Company, Inc., File No. 333-69263, filed December 18, 1998.)

4.3	Indenture, dated as of November 9, 1999 between Park Place Entertainment Corp., as Issuer, and Norwest Bank Minnesota, N.A., as Trustee relating to the 8.5% Senior Notes due 2006 and 8.875% Senior Subordinated Notes due 2008. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.4	Officers’ Certificate, dated as of September 12, 2000 with respect to the 8.875% Senior Subordinated Notes due 2008. (Incorporated by reference to the exhibit to Park Place Entertainment Corporation’s Current Report on Form 8-K, filed September 19, 2000.)

4.5	First Supplemental Indenture, dated as of June 13, 2005, to Indenture dated as of November 9, 1999, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 8.5% Senior Notes due 2006 and the 8.875% Senior Subordinated Notes due 2008. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.6	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of November 9, 1999, as supplemented by certain Officers’ Certificates dated as of November 9, 1999 and September 12, 2000, and as further amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 8.5% Senior Notes due 2006 and the 8.875% Senior Subordinated Notes due 2008. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.7	Indenture, dated as of January 29, 2001, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and Bank One Trust Company, N.A., as Trustee, relating to the 8.0% Senior Notes Due 2011. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

Exhibit Number	Exhibit Description

4.8	Indenture, dated as of May 14, 2001, between Park Place Entertainment Corp., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-62508, filed June 7, 2001.)

4.9	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of May 14, 2001, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.10	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of May 14, 2001, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.11	Indenture, dated as of August 22, 2001, between Park Place Entertainment Corp., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7.50% Senior Notes due 2009. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-69838, filed September 21, 2001.)

4.12	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of August 22, 2001, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7.50% Senior Notes due 2009. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.13	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of August 22, 2001, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7.50% Senior Notes due 2009. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.14	Indenture, dated as of March 14, 2002, between Park Place Entertainment Corp., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-86142, filed April 12, 2002.)

4.15	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of March 14, 2002, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.16	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of March 14, 2002, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.17	Indenture, dated as of April 11, 2003, between Park Place Entertainment Corp., as Issuer, and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-104829, filed April 29, 2003.)

4.18	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of April 11, 2003, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

Exhibit Number	Exhibit Description

4.19	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, to the Indenture, dated as of April 11, 2003, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.20	Indenture, dated as of December 11, 2003, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.375% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

4.21	Indenture, dated as of June 25, 2004, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.50% Senior Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

4.22	Indenture, dated as of February 9, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Senior Floating Rate Notes due 2008. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)

4.23	Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.24	First Supplemental Indenture, dated as of September 9, 2005, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Registration Statement on Form S-3/A of Harrah’s Entertainment, Inc., File No. 333-127210, filed September 19, 2005.)

4.25	Second Supplemental Indenture, dated as of January 8, 2008, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

4.26	Third Supplemental Indenture, dated as of January 28, 2008, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed January 28, 2008)

4.27	Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed June 3, 2005.)

4.28	First Supplemental Indenture, dated as of August 19, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Harrah’s Entertainment, Inc., File No. 333-127840, filed August 25, 2005.)

4.29	Second Supplemental Indenture, dated as of September 28, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed October 3, 2005.)

4.30	Indenture dated as of September 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.75% Senior Notes due 2017. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed October 3, 2005.)

Exhibit Number	Exhibit Description

4.31	Indenture, dated as of June 9, 2006, between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 14, 2006.)

4.32	Officers’ Certificate, dated as of June 9, 2006, pursuant to Sections 301 and 303 of the Indenture dated as of June 9, 2006 between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 14, 2006.)

4.33	Indenture, dated as of February 1, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, relating to the 10.75% Senior Cash Pay Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed February 4, 2008.)

4.34	First Supplemental Indenture, dated as of June 12, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, relating to the 10.75% Senior Cash Pay Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

4.35	Second Supplemental Indenture, dated as of January 9, 2009, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee relating to the 10.75% Senior Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.)

4.36	Third Supplemental Indenture, dated as of March 26, 2009, by and among Harrah’s Operating Company, Inc., the Note Guarantors (as defined therein) and U.S. Bank National Association, as Trustee relating to the 10.75% Senior Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 30, 2009.)

4.37	Indenture, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as Trustee, relating to the 10.00% Second-Priority Senior Secured Notes due 2018 and 10.00% Second-Priority Senior Secured Notes due 2015. (Incorporated by reference to the exhibit filed with Company’s Registration Statement on Form S-4/A, filed December 24, 2008.)

*4.38	First Supplemental Indenture, dated as of July 22, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as Trustee, relating to the 10.00% Second-Priority Senior Secured Notes due 2018 and 10.00% Second-Priority Senior Secured Notes due 2015.

4.39	Indenture, dated as of April 15, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee and collateral agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed April 20, 2009.)

*4.40	First Supplemental Indenture, dated May 18, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee relating to the 10.00% Second-Priority Senior Secured Notes due 2018.

4.41	Registration Rights Agreement, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., Citigroup Global Markets Inc., as lead dealer manager, and Banc of America Securities LLC, as joint dealer manager. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed December 30, 2008.)

4.42	Registration Rights Agreement, dated as of April 14, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as dealer managers. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed April 20, 2009.)

4.43	Indenture, dated as of June 10, 2009, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 15, 2009.)

4.44	Supplemental Indenture, dated as of June 10, 2009, by and among Harrah’s Operating Company, Inc. and U.S. Bank National Association, as trustee. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 15, 2009.)

Exhibit Number	Exhibit Description

4.45	Registration Rights Agreement, dated as of June 10, 2009, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and Banc of America Securities LLC, as representative of the initial purchasers. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 15, 2009.)

4.46	Stockholders’ Agreement, dated as of January 28, 2008, by and among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC, Hamlet Holdings LLC and Harrah’s Entertainment, Inc., and, solely with respect to Sections 3.01 and 6.07, Apollo Investment Fund VI, L.P. and TPG V Hamlet AIV, L.P. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

4.47	Services Agreement, dated as of January 28, 2008, by and among Harrah’s Entertainment, Inc., Apollo Management VI, L.P., Apollo Alternative Assets, L.P. and TPG Capital, L.P. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

4.48	Management Investor Rights Agreement, dated as of January 28, 2008, by and among Harrah’s Entertainment, Inc., Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Hamlet Holdings LLC and the stockholders that are parties thereto (incorporated by reference to Exhibit 4.2 to Harrah’s Entertainment, Inc.’s Registration Statement on Form S-8 filed January 31, 2008)

10.1	Credit Agreement, dated as of January 28, 2008, by and among Hamlet Merger Inc., Harrah’s Operating Company, Inc. as Borrower, the Lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent and Collateral Agent, Deutsche Bank AG New York Branch, as Syndication Agent, and Citibank, N.A., Credit Suisse, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Credit Partners L.P., Morgan Stanley Senior Funding, Inc., and Bear Sterns Corporate Lending, Inc., as Co-Documentation Agents. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

10.2	Amendment and Waiver to Credit Agreement, dated as of June 3, 2009, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., the lenders from time to time party thereto (the “Lenders”), Bank of America, N.A, as administrative agent, and the other parties thereto. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed June 11, 2009.)

10.3	Amended and Restated Collateral Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009), among Harrah’s Operating Company, Inc., each Subsidiary Party that is party thereto and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K/A filed June 11, 2009.)

10.4	Amended and Restated Guaranty and Pledge Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009), made by Harrah’s Entertainment, Inc. (as successor to Hamlet Merger Inc.) in favor of Bank of America, N.A., as Administrative Agent and Collateral Agent. (Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K/A filed June 11, 2009.)

10.5	Intercreditor Agreement, dated as of January 28, 2008 by and among Bank of America, N.A. as administrative agent and collateral agent under the Credit Agreement, Citibank, N.A. as administrative agent under the Bridge-Loan Agreement and U.S. Bank National Association as Trustee under the Indenture. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

10.6	Intercreditor Agreement, dated as of December 24, 2008 among Bank of America, N.A. as Credit Agreement Agent, each Other First Priority Lien Obligations Agent from time to time, U.S. Bank National Association as Trustee and each collateral agent for any Future Second Lien Indebtedness from time to time. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

10.7	Joinder and Supplement to the Intercreditor Agreement, dated as of April 15, 2009 by and among U.S. Bank National Association , as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed April 20, 2009.)

Exhibit Number	Exhibit Description

10.8	First Lien Intercreditor Agreement, dated as of June 10, 2009, by and among Bank of America, N.A., as collateral agent for the First Lien Secured Parties and as Authorized Representative for the Credit Agreement Secured Parties, U.S. Bank National Association, as Authorized Representative for the Initial Other First Lien Secured Parties, and each additional Authorized Representative from time to time party to the First Lien Intercreditor Agreement. (Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K/A filed June 11, 2009.)

10.9	Joinder and Supplement to Intercreditor Agreement, by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, U.S. Bank National Association as a Second Priority Agent under the Intercreditor Agreement and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement. (Exhibit A thereto incorporated by reference to exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed March 17, 2009.) (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 15, 2009.)

10.10	Amended and Restated Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Propco, LLC, Harrah’s Atlantic City Propco, LLC, Rio Propco, LLC, Flamingo Las Vegas Propco, LLC, Paris Las Vegas Propco, LLC and Harrah’s Laughlin Propco, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.11	Amended and Restated First Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 1, LLC, Harrah’s Atlantic City Mezz 1, LLC, Rio Mezz 1, LLC, Flamingo Las Vegas Mezz 1, LLC, Paris Las Vegas Mezz 1, LLC and Harrah’s Laughlin Mezz 1, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.12	Amended and Restated Second Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 2, LLC, Harrah’s Atlantic City Mezz 2, LLC, Rio Mezz 2, LLC, Flamingo Las Vegas Mezz 2, LLC, Paris Las Vegas Mezz 2, LLC and Harrah’s Laughlin Mezz 2, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.13	Amended and Restated Third Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 3, LLC, Harrah’s Atlantic City Mezz 3, LLC, Rio Mezz 3, LLC, Flamingo Las Vegas Mezz 3, LLC, Paris Las Vegas Mezz 3, LLC and Harrah’s Lauglin Mezz 3, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.14	Amended and Restated Fourth Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 4, LLC, Harrah’s Atlantic City Mezz 4, LLC, Rio Mezz 4, LLC, Flamingo Las Vegas Mezz 4, LLC, Paris Las Vegas Mezz 4, LLC and Harrah’s Laughlin Mezz 4, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.15	Amended and Restated Fifth Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 5, LLC, Harrah’s Atlantic City Mezz 5, LLC, Rio Mezz 5, LLC, Flamingo Las Vegas Mezz 5, LLC, Paris Las Vegas 5, LLC and Harrah’s Laughlin Mezz 5, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.16	Amended and Restated Sixth Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 6, LLC, Harrah’s Atlantic City Mezz 6, LLC, Rio Mezz 6, LLC, Flamingo Las Vegas Mezz 6, LLC, Paris Las Vegas Mezz 6, LLC and Harrah’s Laughlin Mezz 6, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

Exhibit Number	Exhibit Description

10.17	Amended and Restated Seventh Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 7, LLC, Harrah’s Atlantic City Mezz 7, LLC, Rio Mezz 7, LLC, Flamingo Las Vegas Mezz 7, LLC, Paris Las Vegas Mezz 7, LLC and Harrah’s Laughlin Mezz 7, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.18	Amended and Restated Eighth Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 8, LLC, Harrah’s Atlantic City Mezz 8, LLC, Rio Mezz 8, LLC, Flamingo Las Vegas Mezz 8, LLC, Paris Las Vegas Mezz 8, LLC and Harrah’s Laughlin Mezz 8, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.19	Amended and Restated Ninth Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 9, LLC, Harrah’s Atlantic City Mezz 9, LLC, Rio Mezz 9, LLC, Flamingo Las Vegas Mezz 9, LLC, Paris Las Vegas Mezz 9, LLC and Harrah’s Laughlin Mezz 9, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.20	Employment Agreement, made as of January 28, 2008, and amended on March 13, 2009, by and between Harrah’s Entertainment, Inc. and Gary W. Loveman. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

†10.21	Rollover Option Agreement, dated as of January 28, 2008, by and between Harrah’s Entertainment, Inc. and Gary W. Loveman. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

†10.22	Form of Employment Agreement between Harrah’s Operating Company, Inc. and J. Carlos Tolosa. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed April 11, 2008.)

†10.23	Form of Employment Agreement between Harrah’s Operating Company, Inc. and Jonathan S. Halkyard, Thomas M. Jenkin and John W. R. Payne. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed April 11, 2008.)

†10.24	Form of Severance Agreement entered into with Jonathan S. Halkyard, Thomas M. Jenkin, John W. R. Payne and J. Carlos Tolosa. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

10.25	Form of Indemnification Agreement entered into by Harrah’s Entertainment, Inc. and each of its directors and executive officers. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed October 6, 2008.)

†10.26	Financial Counseling Plan of Harrah’s Entertainment, Inc. as amended June 1996. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.27	Summary Plan Description of Executive Term Life Insurance Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

†10.28	Harrah’s Entertainment, Inc. 2009 Senior Executive Incentive Plan, effective January 1, 2009. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed December 15, 2008.)

†10.29	The 2001 Restatement of the Harrah’s Entertainment, Inc. Savings And Retirement Plan, effective January 1, 2002. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.)

†10.30	First Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective January 1, 1997. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.31	Second Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective January 1, 2002. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.32	Third Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective November 24, 2003. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

Exhibit Number	Exhibit Description

†10.33	Fourth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan executed December 22, 2003. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.34	Fifth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective January 1, 2005. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.35	Sixth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan adopted July 20, 2005. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.36	Seventh Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective August 30, 2005. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.37	Eighth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan adopted September 20, 2006. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.38	Ninth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan adopted November 7, 2006. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.39	Tenth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan executed December 29, 2006. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.40	Eleventh Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan executed July 11, 2008. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.41	Twelfth Amendment to 2001 Restatement of The Harrah’s Entertainment, Inc. Savings and Retirement Plan, effective as of February 9, 2009. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed February 13, 2009.)

10.42	Trust Agreement dated June 20, 2001 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.)

10.43	Escrow Agreement, dated February 6, 1990, by and between The Promus Companies Incorporated, certain subsidiaries thereof, and Sovran Bank, as escrow agent (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 1989.)

10.44	Amendment to Escrow Agreement dated as of October 29, 1993 among The Promus Companies Incorporated, certain subsidiaries thereof, and NationsBank, formerly Sovran Bank. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

10.45	Amendment, dated as of June 7, 1995, to Escrow Agreement among The Promus Companies Incorporated, certain subsidiaries thereof and NationsBank. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed June 15, 1995.)

10.46	Amendment, dated as of July 18, 1996, to Escrow Agreement between Harrah’s Entertainment, Inc. and NationsBank. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

10.47	Amendment, dated as of October 30, 1997, to Escrow Agreement between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc. and NationsBank. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed March 10, 1998, File No. 1-10410.)

Exhibit Number	Exhibit Description

10.48	Amendment to Escrow Agreement, dated April 26, 2000, between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A., Successor to Bank of America, N.A. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

10.49	Letter Agreement with Wells Fargo Bank Minnesota, N.A., dated August 31, 2000, concerning appointment as Escrow Agent under Escrow Agreement for deferred compensation plans. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

†10.50	Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement dated January 11, 2006 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

†10.51	Amendment to the Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement effective January 28, 2008 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

†10.52	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan, effective August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.53	Amendment and Restatement of Harrah’s Entertainment, Inc. Deferred Compensation Plan, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.54	Amendment and Restatement of Park Place Entertainment Corporation Executive Deferred Compensation Plan, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.55	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.56	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.57	First Amendment to the Amendment and Restatement of Harrah’s Entertainment, Inc. Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of February 9, 2009. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed February 13, 2009.)

†10.58	Harrah’s Entertainment, Inc. Management Equity Incentive Plan, as amended December 10, 2008. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed December 15, 2008.)

†10.59	Stock Option Grant Agreement dated February 27, 2008 between Gary W. Loveman and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.60	Stock Option Grant Agreement dated February 27, 2008 between Jonathan S. Halkyard and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.61	Stock Option Grant Agreement dated February 27, 2008 between J. Carlos Tolosa and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.62	Stock Option Grant Agreement dated February 27, 2008 between Thomas M. Jenkin and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.63	Form of Stock Option Grant Agreement dated July 1, 2008 between Harrah’s Entertainment, Inc. and each of Lynn C. Swann and Christopher J. Williams. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

Exhibit Number	Exhibit Description

14	Harrah’s Entertainment, Inc. Code of Business Conduct and Ethics for Principal Officers, adopted February 26, 2003. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 10, 2003.)

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2009

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2009.

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 13, 2009

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 13, 2009.

*99	Supplemental Discussion of Pro Forma Harrah’s Operating Company Results

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q pursuant to Item 6 of Form 10-Q.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRAH’S ENTERTAINMENT, INC.

August 13, 2009	By:	/S/ DIANE E. WILFONG
Vice President, Controller and Chief Accounting Officer