Form 10-Q
period 2009-09-30
HARRAHS ENTERTAINMENT INC
filed 2009-11-12
CIK 858339

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

As of November 1, 2009, the Registrant had 10 shares of voting Common Stock and 40,675,314 shares of non-voting Common Stock outstanding.

HARRAH’S ENTERTAINMENT, INC.

INDEX TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Condensed Financial Statements	3

	Consolidated Condensed Balance Sheets as of September 30, 2009 and December 31, 2008	4

	Consolidated Statements of Operations for the quarter and nine months ended September 30, 2009 and for the quarter ended September 30, 2008 and for the period from January 28, 2008 through September 30, 2008 and from January 1, 2008 through January 27, 2008	5

	Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2009, for the period from January 28, 2008 through September 30, 2008 and from January 1, 2008 through January 27, 2008	6

	Consolidated Condensed Statements of Stockholders’ (Deficit)/Equity and Comprehensive Income as of and for the nine months ended September 30, 2009 and as of and for the period from January 28, 2008 through December 31, 2008	7

	Notes to Consolidated condensed Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53

Item 4.	Controls and Procedures	54

Item 4T.	Controls and Procedures	54

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	54

Item 1A.	Risk Factors	55

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 3.	Defaults Upon Senior Securities	56

Item 4.	Submission of Matters to a Vote of Security Holders	56

Item 5.	Other Information	56

Item 6.	Exhibits and Reports on Form 8-K	57

SIGNATURES		67

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

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

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

	Successor
(In millions, except share amounts)	September 30, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$948.2	$650.5
Receivables, less allowance for doubtful accounts of $220.2 and $201.4	332.3	394.0
Deferred income taxes	162.0	157.6
Prepayments and other	184.2	199.4
Inventories	52.7	62.7

Total current assets	1,679.4	1,464.2

Land, buildings, riverboats and equipment	19,219.0	18,881.4
Less: accumulated depreciation	(1,124.2)	(614.3)

	18,094.8	18,267.1
Assets held for sale	7.3	49.3
Goodwill	3,458.9	4,902.2
Intangible assets	5,004.1	5,307.9
Investments in and advances to non-consolidated affiliates	41.7	30.4
Deferred costs and other	944.3	1,027.5

	$29,230.5	$31,048.6

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$271.7	$382.3
Interest payable	336.4	417.7
Accrued expenses	1,141.2	1,115.0
Current portion of long-term debt	49.0	85.6

Total current liabilities	1,798.3	2,000.6
Long-term debt	19,293.4	23,123.3
Deferred credits and other	850.4	669.1
Deferred income taxes	5,822.0	4,327.0

	27,764.1	30,120.0

Commitments and contingencies
Preferred stock; $0.01 par value; 40,000,000 shares authorized; 19,895,157 and 19,912,447 shares issued and outstanding (net of 40,377 and 23,088 shares held in treasury)	2,547.1	2,289.4

Stockholders’ equity/(deficit)
Common stock, non-voting and voting; $0.01 par value; 80,000,020 shares authorized; 40,675,660 and 40,711,008 shares issued and outstanding (net of 82,550 and 47,201 shares held in treasury)	0.4	0.4
Additional paid-in capital	3,576.2	3,825.1
Accumulated deficit	(4,568.9)	(5,096.3)
Accumulated other comprehensive loss	(145.4)	(139.6)

Total Harrah’s Entertainment, Inc. stockholders’ deficit	(1,137.7)	(1,410.4)
Non-controlling interests	57.0	49.6

Total deficit	(1,080.7)	(1,360.8)

	$29,230.5	$31,048.6

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Successor				Predecessor
(In millions)	Quarter Ended September 30, 2009	Quarter Ended September 30, 2008	Nine Months Ended September 30, 2009	January 28, 2008 Through September 30, 2008	Jan. 1, 2008 Through Jan. 27, 2008
Revenues
Casino	$1,822.0	$2,130.1	$5,444.8	$5,653.2	$614.6
Food and beverage	381.5	427.6	1,129.3	1,160.2	118.4
Rooms	271.5	316.7	817.8	894.2	96.4
Management fees	14.9	16.6	43.5	45.8	5.0
Other	159.5	181.9	447.9	462.4	42.7
Less: casino promotional allowances	(367.2)	(427.0)	(1,075.0)	(1,127.3)	(117.0)

Net revenues	2,282.2	2,645.9	6,808.3	7,088.5	760.1

Operating expenses
Direct
Casino	997.6	1,129.4	2,968.0	3,037.1	340.6
Food and beverage	152.9	178.1	451.1	486.1	50.5
Rooms	54.3	64.9	160.4	179.4	19.6
Property general, administrative and other	513.7	631.8	1,518.3	1,619.0	178.2
Depreciation and amortization	175.6	152.0	516.8	452.4	63.5
Project opening costs	0.3	16.3	2.9	26.3	0.7
Write-downs, reserves and recoveries	24.3	46.8	78.6	(61.8)	4.7
Impairment of intangible assets	1,328.6	—	1,625.7	—	—
Losses/(income) on interests in non-consolidated affiliates	1.2	2.5	1.3	1.3	(0.5)
Corporate expense	39.7	34.7	111.7	95.9	8.5
Merger and integration costs	—	1.0	0.3	23.1	125.6
Amortization of intangible assets	44.2	38.8	131.7	119.2	5.5

Total operating expenses	3,332.4	2,296.3	7,566.8	5,978.0	796.9

(Loss)/income from operations	(1,050.2)	349.6	(758.5)	1,110.5	(36.8)
Interest expense, net of interest capitalized	(444.5)	(533.4)	(1,404.7)	(1,469.4)	(89.7)
(Losses)/gains on early extinguishments of debt	(1.5)	7.4	4,279.2	(203.9)	—
Other income, including interest income	4.1	7.2	23.2	18.7	1.1

(Loss)/income from continuing operations before income taxes	(1,492.1)	(169.2)	2,139.2	(544.1)	(125.4)
(Provision)/benefit for income taxes	(128.9)	46.0	(1,590.8)	147.7	26.0

(Loss)/income from continuing operations, net of tax	(1,621.0)	(123.2)	548.4	(396.4)	(99.4)

Discontinued operations
(Loss)/income from discontinued operations	(0.1)	0.7	(0.4)	141.6	0.1
Benefit/(provision) for income taxes	—	—	0.1	(53.2)	—

(Loss)/income from discontinued operations, net	(0.1)	0.7	(0.3)	88.4	0.1

Net (loss)/income	(1,621.1)	(122.5)	548.1	(308.0)	(99.3)
Less: net income attributable to non-controlling interests	(3.2)	(7.2)	(16.1)	(6.2)	(1.6)

Net (loss)/income attributable to Harrah’s Entertainment, Inc.	$(1,624.3)	$(129.7)	$532.0	$(314.2)	$(100.9)

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Successor		Predecessor
(In millions)	Nine Months Ended September 30, 2009	January 28, 2008 Through September 30, 2008	January 1, 2008 Through January 27, 2008
Cash flows from operating activities
Net income/(loss) attributable to Harrah’s Entertainment, Inc.	$532.0	$(314.2)	$(100.9)
Adjustments to reconcile net loss to cash flows from operating activities:
Loss/(income) from discontinued operations, before income taxes	0.4	(141.6)	(0.1)
Income from insurance claims for hurricane damage	—	(185.5)	—
(Gains)/losses on early extinguishments of debt	(4,279.2)	203.9	—
Depreciation and amortization	873.4	744.4	104.9
Write-downs, reserves and recoveries	17.6	37.5	(0.1)
Impairment of intangible assets	1,625.7	—	—
Other non-cash items	(31.5)	91.1	34.4
Share-based compensation expense	12.4	11.8	50.9
Deferred income taxes	1,490.6	(251.2)	(19.0)
Tax benefit from stock equity plans	—	—	42.6
Non-controlling interests’ share of net income	16.1	6.2	1.6
Loss/(income) on interests in non-consolidated affiliates	1.3	1.3	(0.5)
Net change in insurance receivables for hurricane damage	—	0.9	—
Returns on investment in non-consolidated affiliates	1.3	2.5	0.1
Insurance proceeds for hurricane losses	—	97.9	—
Net losses/(gains) from asset sales	0.7	8.0	(7.4)
Net change in long-term accounts	142.4	(42.6)	68.3
Net change in working capital accounts	(5.6)	390.4	(167.6)

Cash flows provided by operating activities	397.6	660.8	7.2

Cash flows from investing activities
Land, buildings, riverboats and equipment additions, net of change in construction payables	(411.9)	(965.0)	(125.6)
Insurance proceeds for hurricane losses for discontinued operations	—	83.3	—
Insurance proceeds for hurricane losses for continuing operations	—	98.1	—
Payment for Merger	—	(17,490.2)	—
Payments for businesses acquired, net of cash acquired	—	—	0.1
Investments in and advances to non-consolidated affiliates	(12.8)	(5.9)	—
Proceeds from other asset sales	20.0	4.6	3.1
Other	(12.3)	(31.4)	(1.7)

Cash flows used in investing activities	(417.0)	(18,306.5)	(124.1)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issue costs	2,259.6	20,764.9	11,316.3
Deferred financing costs	(54.1)	(663.7)	—
Borrowings under lending agreements	1,651.6	—	—
Repayments under lending agreements	(2,730.2)	(5,834.8)	(11,288.8)
Early extinguishments of debt	(680.8)	(1,941.5)	(87.7)
Premiums paid on early extinguishments of debt	—	(225.9)	—
Scheduled debt retirements	(17.4)	(6.5)	—
Equity contribution from buyout	—	6,007.0	—
Purchase of additional interest in subsidiary	(83.7)	—	—
Non-controlling interests’ distributions, net of contributions	(13.0)	(7.6)	(1.6)
Proceeds from exercises of stock options	—	—	2.4
Excess tax benefit from stock equity plans	—	(50.5)	77.5
Other	(14.5)	(2.3)	(0.8)

Cash flows provided by financing activities	317.5	18,039.1	17.3

Cash flows from discontinued operations
Cash flows from operating activities	(0.4)	1.6	0.5

Cash flows (used in)/provided by discontinued operations	(0.4)	1.6	0.5

Net increase/(decrease) in cash and cash equivalents	297.7	395.0	(99.1)
Cash and cash equivalents, beginning of period	650.5	610.9	710.0

Cash and cash equivalents, end of period	$948.2	$1,005.9	$610.9

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT) AND COMPREHENSIVE INCOME

	Common Stock		Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling interests	Total	Comprehensive Income
(In millions)	Shares Outstanding	Amount
Predecessor Balance – January 27, 2008	188.8	$18.9	$5,551.4	$1,096.3	$13.6	$53.2	$6,733.4	$
Redemption of Predecessor equity	(188.8)	(18.9)	(5,551.4)	(1,096.3)	(13.6)		(6,680.2)
Issuance of Successor common stock	40.7	0.4	4,085.0				4,085.4
Net loss				(5,096.3)		12.0	(5,084.3)		(5,084.3)
Net shares issued under incentive compensation plans, including share-based compensation expense of $15.8			11.9				11.9
Debt exchange transaction, net of tax provision of $13.9			25.7				25.7
Cumulative preferred stock dividends			(297.8)				(297.8)
Pension adjustment related to acquisition of London Clubs International, net of tax benefit of $3.0					(6.9)		(6.9)		(6.9)
Reclassification of loss on derivative instrument from other comprehensive income to net income, net of tax provision of $0.3					0.6		0.6		0.6
Foreign currency translation adjustments, net of tax benefit of $14.7					(31.2)	1.3	(29.9)		(29.9)
Fair market value of swap agreements, net of tax benefit of $28.2					(51.9)		(51.9)		(51.9)
Adjustment for FIN 48 tax implications			0.3				0.3
Non-controlling distributions, net of contributions						(16.9)	(16.9)
Fair market value of interest rate cap agreement on commercial mortgage-backed securities, net of tax benefit of $28.4					(50.2)		(50.2)		(50.2)

2008 Successor Comprehensive Loss									$(5,222.6)

Successor Balance – December 31, 2008	40.7	$0.4	$3,825.1	$(5,096.3)	$(139.6)	$49.6	$(1,360.8)
Net income				532.0		16.1	548.1		548.1
Share-based compensation expense			12.4				12.4
Stock payouts			(1.0)				(1.0)
Cumulative preferred stock dividends			(259.3)				(259.3)
Debt exchange transaction, net of tax provision of $52.3			80.0				80.0
Pension adjustment, net of tax provision of $0.0					(0.7)		(0.7)		(0.7)
Foreign currency translation adjustments, net of tax provision of $7.2					29.2	4.3	33.5		33.5
Fair market value of swap agreements, net of tax benefit of $27.1					(50.2)		(50.2)		(50.2)
Adjustment for FIN 48 tax implications			(1.9)				(1.9)
Purchase of non-controlling interest in subsidiary			(83.7)				(83.7)
Non-controlling interests’ distributions, net of contributions						(13.0)	(13.0)
Fair market value of interest rate cap agreements on commercial mortgage backed securities, net of tax provision of $8.6					15.5		15.5		15.5
Reclassification of loss on derivative instrument from other comprehensive loss to net loss, net of tax provision of $0.2					0.4		0.4		0.4
Other			4.6	(4.6)

2009 Comprehensive Income									$546.6

Successor Balance – September 30, 2009	40.7	$0.4	$3,576.2	$(4,568.9)	$(145.4)	$57.0	$(1,080.7)

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS –

SEPTEMBER 30, 2009

(UNAUDITED)

Note 1—Basis of Presentation and Organization

Harrah’s Entertainment, Inc. (“Harrah’s Entertainment,” the “Company,” “we,” “our” or “us,” and including our subsidiaries where the context requires) is a Delaware corporation. As of September 30, 2009, we own or manage 52 casinos, primarily under the Harrah’s, Caesars and Horseshoe brand names in the United States. Our casino entertainment facilities include 33 land-based casinos, 12 riverboat or dockside casinos, three managed casinos on Indian lands in the United States, one managed casino in Canada, one combination thoroughbred racetrack and casino, one combination greyhound racetrack and casino, and one combination harness racetrack and casino. Our 33 land-based casinos include one in Uruguay, eleven in the United Kingdom, two in Egypt and one in South Africa. We view each property as an operating segment and aggregate all operating segments into one reporting segment.

On January 28, 2008, Harrah’s Entertainment was acquired by affiliates of Apollo Global Management, LLC (“Apollo”) and TPG Capital, LP (“TPG”) in an all cash transaction, hereinafter referred to as the “Merger.” Although Harrah’s Entertainment continued as the same legal entity after the Merger, the accompanying Consolidated Condensed Statement of Operations, the Consolidated Condensed Statement of Cash Flows and the Consolidated Condensed Statement of Comprehensive Loss for the nine months ended September 30, 2008, are presented as the Predecessor period for the period preceding the Merger and as the Successor period for the period succeeding the Merger. As a result of the application of purchase accounting as of the Merger date, the consolidated condensed financial statements for the Successor period and the Predecessor period are presented on different bases and are, therefore, not comparable.

We have recast certain amounts for prior periods to conform to our 2009 presentation.

Note 2—Recently Issued Accounting Pronouncements

On July 1, 2009 the Financial Accounting Standards Board (“FASB”) launched the Accounting Standards Codification (“ASC”), a structural overhaul to U.S. GAAP that changes from a standards-based model (with thousands of individual standards) to a topical based model. For final consensuses that have been ratified by the FASB, the ASC will be updated with an Accounting Standards Update (“ASU”), which is assigned a number that corresponds to the year and that ASU’s spot in the progression (e.g., 2010—1 will be the first ASU issued in 2010). ASUs will replace accounting changes that historically were issued as Statement of Financial Accounting Standards (“SFAS”), FASB Interpretations (“FIN,”) FASB Staff Positions (“FSPs,”) or other types of FASB Standards.

The following are accounting standards adopted or issued in the first nine months of 2009 that could have an impact on our Company.

We adopted the provisions of ASC 805, (formerly SFAS No. 141(R) (Revised 2007)) on January 1, 2009. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and non-controlling interest in the acquiree and the goodwill acquired. The revision is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The primary impact to our financial results will be possible charges to income tax expense for changes in deferred tax valuation allowances and income tax uncertainties related to the Merger.

We adopted the provision of ASC 810-10-65-1, (formerly SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements – An Amendment of Accounting Research Bulletin No. 51,”) on January 1, 2009. This statement requires an entity to classify non-controlling interests in subsidiaries as a separate component of equity. Additionally, transactions between an entity and non-controlling interests are required to be treated as equity transactions. As a result of the adoption of this standard, we have recast certain amounts within our 2008 financial statements to conform to the 2009 presentation.

On January 1, 2009, we adopted the provisions of ASC 815, (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,”) which requires disclosures that allow financial statement users to understand (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Because ASC 815 applies only to financial statement disclosures, it did not have a material impact on our consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued ASC 320, (formerly FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,”) which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This statement is effective for interim and annual reporting periods ending after June 15, 2009, but did not affect our consolidated condensed financial statements upon adoption.

In April 2009, the FASB issued ASC 825, (formerly FSP No. FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments,”) which requires disclosures about fair value of financial instruments, whether recognized or not recognized in the statement of financial position, for interim reporting periods of publicly traded companies as well as in annual financial statements. This statement is effective for interim reporting periods ending after June 15, 2009, and have included the required disclosure in our interim financial statements for the period ended September 30, 2009.

In second quarter 2009, we adopted the provisions of ASC 855 (formerly FASB Statement No. 165, “Subsequent Events”). ASC 855 establishes general standards for accounting for and disclosing events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. We have evaluated subsequent events through November 12, 2009, which represents the date these financial statements are issued. The results of our evaluation are described further in Note 17.

In June 2009, the FASB issued ASC 810, (formerly SFAS No. 167, “Amendments to FASB Interpretation (FIN) No. 46(R),”) which is effective as of January 1, 2010. The new standard, which amends existing consolidation guidance for variable interest entities, requires a company to perform a qualitative analysis when determining whether it must consolidate a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the company that has both the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and either the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. We are currently evaluating the impact of this statement on our consolidated condensed financial statements.

In August 2009, the FASB issued ASU 2009-05 (previously exposed for comments as proposed FSP FAS 157-f) to provide guidance on measuring the fair value of liabilities under ASC 820. The ASU clarifies that the quoted price for the identical liability, when traded as an asset in an active market, is also a Level 1 measurement for that liability when no adjustment to the quoted price is required. In the absence of a Level 1 measurement, an entity must use a valuation technique that uses a quoted price or another valuation technique consistent with the principles of Topic 820 (e.g., a market approach or an income approach). The ASU is effective for the first interim or annual reporting period beginning after ASU’s issuance. We are currently evaluating the impact of this update on our financial statements.

Note 3—The Merger

The Merger was completed on January 28, 2008 and was financed by a combination of borrowings under the Company’s term loan facility due 2015, the issuance of Senior Notes due 2016 and Senior Toggle Notes due 2018, certain real estate term loans and equity investments of Apollo, TPG, co-investors and members of management. See Note 5 for a discussion of our debt.

The purchase price was approximately $30.7 billion, including the assumption of $12.4 billion of debt and the incurrence of approximately $1.0 billion of transaction costs. All of the outstanding shares of Harrah’s Entertainment stock were redeemed, with stockholders receiving $90.00 in cash for each outstanding share of common stock.

As a result of the Merger, the issued and outstanding shares of non-voting common stock and non-voting preferred stock of Harrah’s Entertainment are owned by entities affiliated with Apollo, TPG, certain co-investors and members of management, and the issued and outstanding shares of voting common stock of Harrah’s Entertainment are owned by Hamlet Holdings LLC, which is owned by certain individuals affiliated with Apollo and TPG. As a result of the Merger, our stock is no longer publicly traded.

The following unaudited pro forma consolidated financial information assumes that the Merger was completed at the beginning of 2008.

(In millions)	Nine Months Ended September 30, 2008
Net revenues	$7,848.6

Loss from continuing operations, net of tax	$(600.9)

Net loss attributable to Harrah’s Entertainment, Inc.	$(520.2)

Prior to any pro forma results adjustments, results for the nine months ended September 30, 2008, include non-recurring charges of $82.8 million related to the accelerated vesting of stock options, stock appreciation rights (“SARs”) and restricted stock and $65.9 million of other costs related to the Merger.

The unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had the Merger been completed at the beginning of the period, or of future results.

Note 4—Goodwill and Other Intangible Assets

The following table sets forth changes in our goodwill for the nine months ended September 30, 2009:

(In millions)
Balance at December 31, 2008	$4,902.2
Additions or adjustments	—
Impairments	(1,443.3)

Balance at September 30, 2009	$3,458.9

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets other than goodwill:

	September 30, 2009			December 31, 2008
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Trademarks	$7.8	$(2.6)	$5.2	$7.8	$(1.4)	$6.4
Gaming rights	42.8	(4.3)	38.5	42.8	(2.4)	40.4
Patented technology	93.5	(19.5)	74.0	93.5	(10.7)	82.8
Contract rights	130.1	(59.1)	71.0	128.8	(33.2)	95.6
Customer relationships	1,454.5	(209.4)	1,245.1	1,454.5	(115.2)	1,339.3

	$1,728.7	$(294.9)	$1,433.8	$1,727.4	$(162.9)	$1,564.5

Non-amortizing intangible assets:
Trademarks			1,948.6			2,043.1
Gaming rights			1,621.7			1,700.3

			3,570.3			3,743.4

Total			$5,004.1			$5,307.9

The aggregate amortization of intangible assets for the quarter and nine months ended September 30, 2009 was $44.2 million and $131.7 million, respectively. Estimated annual amortization expense for the years ending December 31, 2009, 2010, 2011, 2012 and 2013 is $175.4 million, $159.4 million, $155.8 million, $154.4 million and $152.1 million, respectively. Patented technology, contract rights, and customer relationships were valued and recorded at the time of the leveraged buyout, January 28, 2008.

Patented technology was assigned lives ranging from 1 to 10 years based on the estimated remaining usefulness of that technology for Harrah’s Entertainment. Amortizing contract rights were assigned lives based on the remaining life of the contract, ranging from 3 months to 4 years. Amortizing customer relationships were given lives of 10 to 14 years based upon attrition rates and computations of incremental value derived from existing relationships.

We account for our goodwill and other intangible assets in accordance with ASC 350, which provides guidance regarding the recognition and measurement of intangible assets, eliminates the amortization of certain intangibles and requires assessments for impairment of intangible assets that are not subject to amortization at least annually.

We have completed a preliminary assessment of goodwill and other non-amortizing intangible assets as of September 30, 2009, and as a result of this assessment, recorded a charge of approximately $1.3 billion within our Consolidated Statement of Operations in the third quarter which brings the charge recorded for the nine months ended September 30, 2009 to approximately $1.6 billion. This impairment charge is largely a result of adjustments to our long-term operating plan as a result of the current economic climate. We are not able to finalize our impairment charge until such time as we finalize our 2010 operating plan and certain other assumptions, which we expect to complete during fourth quarter 2009 in conjunction with our annual assessment for impairment as of September 30, 2009. Changes to the preliminary 2010 operating plan or other assumptions could require us to update our assessment of impairment, which could change the required impairment charge.

For our preliminary assessment, we determined the estimated fair value of each reporting unit as a function, or multiple, of earnings before interest, taxes, depreciation and amortization (“EBITDA”), combined with estimated future cash flows discounted at rates commensurate with the Company’s capital structure and the prevailing borrowing rates within the casino industry in general. Both EBITDA multiples and discounted cash flows are common measures used to value and buy or sell cash-intensive businesses such as casinos. A break-down of the impairment charge is highlighted below. We determine the estimated fair values of our non-amortizing intangible assets by using the Relief From Royalty Method under the income approach.

The table below summarizes the 2009 impairments of goodwill and other non-amortizing intangible assets:

	Quarter ended	Nine months ended
(In millions)	September 30, 2009
Goodwill	$1,188.2	$1,443.3
Trademarks	53.0	95.0
Gaming rights and other	87.4	87.4

Total impairment of goodwill and other non-amortizing intangible assets	$1,328.6	$1,625.7

Note 5—Debt

The following table presents our debt as of September 30, 2009 and December 31, 2008:

Detail of Debt (dollars in millions)	Maturity	Rate(s) at September 30, 2009	Balance at September 30, 2009	Balance at December 31, 2008
Credit Facilities and Secured Debt
Term Loans	2015	3.5%-3.6%	$5,840.1	$7,195.6
Revolving Credit Facility	2014	3.25%-3.5%	804.9	533.0
Senior Secured notes	2017	11.25%	2,044.3	—
CMBS financing	2013	3.27%	6,500.0	6,500.0
Second-Priority Senior Secured Notes	2018	10.0%	1,943.6	542.7
Second-Priority Senior Secured Notes	2015	10.0%	149.3	144.0
6.0% Secured debt	2010	6.0%	25.0	25.0
Chester Downs term loan	2016	12.375%	216.8	—
Other, various maturities	Varied	4.375%-5.75%	2.0	1.1
Subsidiary-guaranteed debt
Senior Notes, including senior interim loans	2016	10.75%	478.6	4,542.7
Senior PIK Toggle Notes, including senior interim loans	2018	10.75%	9.4	1,150.0
Unsecured Senior Debt
7.5%	2009	7.5%	—	6.0
5.5%	2010	5.5%	219.7	321.5
8.0%	2011	8.0%	30.9	47.4
5.375%	2013	5.375%	94.1	200.6
7.0%	2013	7.0%	0.7	0.7
5.625%	2015	5.625%	315.3	578.1
6.5%	2016	6.5%	249.3	436.7
5.75%	2017	5.75%	145.5	372.7
Floating Rate Contingent Convertible Senior Notes	2024	0.5%	0.2	0.2
Unsecured Senior Subordinated Notes
7.875%	2010	7.875%	159.6	287.0
8.125%	2011	8.125%	15.2	216.8
Other Unsecured Borrowings
5.3% special improvement district bonds	2035	5.3%	68.4	69.7
Other, various maturities	Varied	Varied	18.2	24.9
Capitalized Lease Obligations
6.42%-9.8%	to 2011	6.42%-9.8%	11.3	12.5

Total debt, net of unamortized discounts of $3,123.9 and premiums of $0.1			19,342.4	23,208.9
Current portion of long-term debt			(49.0)	(85.6)

Long-term debt			$19,293.4	$23,123.3

At September 30, 2009, $162.0 million, face amount, of our 7.875% Senior Subordinated Notes due March 15, 2010, $228.6 million, face amount, of our 5.5% Senior Notes due July 1, 2010, and $25.0 million, face amount, of our 6.0% Secured Note due July 15, 2010, are classified as long-term in our Consolidated Condensed Balance Sheet because the Company currently has both the intent and the ability to refinance these notes under our revolving credit facility.

Exchange Offers and Open Market Repurchases

From time to time, we may retire portions of our outstanding debt in open market purchases, privately negotiated transactions or otherwise. These repurchases will be funded through available cash from operations and from our established debt programs. Such repurchases are dependent on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.

As previously disclosed, on April 15, 2009, HOC completed private exchange offers to exchange approximately $3.6 billion aggregate principal amount of new 10.0% Second-Priority Senior Secured Notes due 2018 for approximately $5.4 billion principal amount of its outstanding debt due between 2010 and 2018. The new notes are guaranteed by Harrah’s Entertainment and are secured on a second-priority lien basis by substantially all of HOC’s and its subsidiaries’ assets that secure the senior secured credit facilities.

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

As a result of the exchange and tender offers, we recorded a pretax gain in the second quarter of 2009 of approximately $4.0 billion arising from this early extinguishment of debt. As a result of the receipt of the requisite consent of lenders having loans made under the Senior Unsecured Interim Loan Agreement (“Interim Loan Agreement”) representing more than 50% of the sum of all loans outstanding under the Interim Loan Agreement, waivers or amendments of certain provisions of the Interim Loan Agreement to permit HOC, from time to time, to buy back loans at prices below par from specific lenders in the form of voluntary prepayments of the loans by HOC on a non-pro rata basis are now operative. Included in the exchanged debt discussed above are approximately $297 million of 10.0% Second-Priority Senior Secured Notes that were exchanged for approximately $442 million principal amount of loans surrendered in the exchange offer for loans outstanding under the Interim Loan Agreement. As a result of these transactions, all loans outstanding under the Interim Loan Agreement have been retired.

The table below summarizes the open market purchase activity and exchange offers for the quarter and nine months ended September 30, 2009:

(In millions)	Quarter ended September 30, 2009	Nine months ended September 30, 2009
Face value of HOC Open Market Purchases:
5.50% due 7/01/2010	$11.0	$31.0
7.875% due 3/15/2010	75.9	92.9
8.00% due 02/01/2011	0.1	18.1
8.125% due 05/15/2011	121.3	174.0
5.375% due 12/15/2013	—	87.2
10.75% due 1/28/2016	—	265.0

Face value of other HET Subsidiary Open Market Purchases:
5.625% due 06/01/2015	—	$138.0
5.750% due 06/01/2017	—	169.0
6.50% due 06/01/2016	—	24.0

Total Face Value of open market purchases	208.3	999.2
Cash paid for open market purchases	200.1	579.2

Net cash gain on purchases	8.2	420.0
Write-off of unamortized discounts and debt fees	(9.7)	(163.8)
Pre-tax gain on debt exchanges	—	4,023.0

Aggregate (losses)/gains on early extinguishments of debt	$(1.5)	$4,279.2

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

Note Offering and Credit Facility Amendment

On June 3, 2009, HOC entered into an amendment and waiver to its credit agreement to, among other things: (i) allow for one or more future issuances of additional secured notes or loans which may include, in each case, indebtedness secured on a pari passu basis with the obligations under its senior secured credit facilities, so long as, in each case, among other things, an agreed amount of the net cash proceeds from any such issuance are used to prepay term loans and revolving loans under such senior secured credit facilities at par; (ii) exclude from the maintenance covenant under its senior secured credit facilities (a) notes secured with a first priority lien on the assets of HOC and its subsidiaries that secure the senior secured credit facilities that collectively result in up to $2 billion of net proceeds (provided that the aggregate face amount of all such notes shall not collectively exceed $2.2 billion) and (b) up to $250 million aggregate principal amount of consolidated debt of subsidiaries that are not wholly owned subsidiaries; (iii) subject to specified procedures, allow HOC to buyback loans from individual lenders at negotiated prices, which may be less than par and (iv) subject to the requirement to make such offers on a pro rata basis to all lenders, allow HOC to agree with certain lenders to extend the maturity of their term loans or revolving commitments, and for HOC to pay increased interest rates or otherwise modify the terms of their loans or revolving commitments in connection with such an extension

In June 2009, HOC issued $1.375 billion principal amount of 11.25% senior secured notes due 2017 (“Original First Lien Notes”). On September 11, 2009, HOC issued an additional $720 million principal amount of 11.25% senior secured notes due 2017 (“Additional First Lien Notes”). Both the Original First Lien Notes and the Additional First Lien Notes are secured with a first priority lien on the assets of HOC and the subsidiaries that secure the senior secured credit facilities. HOC used the net proceeds from the September 2009 private offering to repay a portion of its existing term loan and the debt under the revolving credit facility under HOC’s senior secured credit facilities, of which approximately $0.1 billion was used to permanently reduce commitments under the revolving credit facility and approximately $0.5 billion was used to reduce amounts due on the term loan during the third quarter 2009; remaining amounts were used to temporarily reduce amounts under the revolving credit facility.

Credit Agreement and Incremental Facility Amendment

As of September 30, 2009, our senior secured credit facilities (the “Credit Facilities”) provide for senior secured financing of up to $7.47 billion, consisting of (i) senior secured term loan facilities in an aggregate principal amount of up to $5.84 billion maturing on January 28, 2015 and (ii) a senior secured revolving credit facility in an aggregate principal amount of $1.63 billion, maturing January 28, 2014, including both a letter of credit sub-facility and a swingline loan sub-facility. The credit facilities require scheduled quarterly payments on the term loans of $5 million, with the balance paid at maturity. During the third quarter of 2009, the term loan was reduced by approximately $0.5 billion and the revolving credit facility was permanently reduced by approximately $0.1 billion as a result of debt retirements; remaining amounts were used to temporarily reduce amounts under the revolving credit facility . A total of $6.6 billion in borrowings were outstanding under the Credit Facilities as of September 30, 2009, with an additional $162.2 million committed to letters of credit that were issued under the Credit Facilities. After consideration of these borrowings and letters of credit, $663 million of additional borrowing capacity was available to the Company under the Credit Facilities as of September 30, 2009.

The Credit Facilities also allow us to request one or more incremental term loan facilities and/or increase commitments under our revolving facility in an aggregate amount of up to $1.75 billion. On September 26, 2009, HOC entered into an amendment to its senior secured credit facilities to allow for $1.0 billion (of the $1.75 billion available) of incremental term loans under the Credit Facilities (“Incremental Facility Amendment”). On October 15, 2009, HOC borrowed the $1 billion available under the Incremental Facility Amendment, with net proceeds used to temporarily repay most of our revolving debt under the Credit Facility. The additional $1.0 billion borrowed under the Incremental Facility Amendment matures on October 31, 2016 and bears interest at LIBOR plus 750 basis points, subject to a 200 basis point LIBOR floor.

Borrowings under the Credit Facilities bear interest at a rate equal to the then-current LIBOR rate or at a rate equal to the alternate base rate, in each case plus an applicable margin. In addition, on a quarterly basis, we are required to pay each lender (i) a commitment fee in respect of any unused commitments under the revolving credit facility and (ii) a letter of credit fee in respect of the aggregate face amount of outstanding letters of credit under the revolving credit facility. As of September 30, 2009, the Credit Facilities bore interest at LIBOR plus 300 basis points for the term loans and a portion of the revolver loan and at the alternate base rate plus 200 basis points for the remainder of the revolver loan and bore a commitment fee for unborrowed amounts of 50 basis points.

Certain covenants contained in HOC’s credit agreement require the maintenance of a senior first priority secured debt to last twelve months (LTM) Adjusted EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”), as defined in the agreements, ratio (“Senior Secured Leverage Ratio”). The amendment and waiver to our credit agreement excludes from the Senior Secured Leverage Ratio (a) the $1.375 billion Original First Lien Notes issued June 15, 2009 and the $720 million Additional First Lien Notes issued on September 11, 2009 and (b) up to $250 million aggregate principal amount of consolidated debt of subsidiaries that are not wholly owned subsidiaries. Certain covenants contained in HOC’s credit agreement governing its senior secured credit facilities, the indenture and other agreements governing HOC’s 10.0% Second-Priority Senior Secured Notes due 2015 and 2018, Original First Lien Notes and Additional First Lien Notes restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet defined Adjusted EBITDA to Fixed Charges, senior secured debt to LTM Adjusted EBITDA and consolidated debt to LTM Adjusted EBITDA ratios. The covenants that restrict additional indebtedness and the ability to make future acquisitions require an LTM Adjusted EBITDA to Fixed Charges ratio (measured on a trailing four-quarter basis) of 2.0:1.0. Failure to comply with these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.

Other Financing Transactions

In August 2009, Chester Downs and Marina LLC (“Chester Downs”), a majority-owned subsidiary of HOC, entered into an agreement to borrow under a senior secured term loan in the amount of $230 million and borrowed such amount, net of original issue discount. The proceeds of the term loan were used to pay off intercompany debt due to HOC and to repurchase equity interests from certain minority partners of Chester Downs. HOC currently owns 95.0% of Chester Downs.

Derivative Instruments

We account for derivative instruments in accordance with ASC 815, (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”). ASC 815 requires that all derivative instruments be recognized in the financial statements at fair value. Any changes in fair value are recorded in the statements of operations or in other comprehensive income/(loss), depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction and the effectiveness of the hedge. The estimated fair values of our derivative instruments are based on market prices obtained from dealer quotes. Such quotes represent the estimated amounts we would receive or pay to terminate the contracts.

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

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of September 30, 2009, we have 10 interest rate swap agreements for notional amounts totaling $6.5 billion. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. The major terms of the interest rate swap agreements are as follows.

Effective Date	Notional Amount	Fixed Rate Paid	Variable Rate Received as of September 30, 2009	Next Reset Date	Maturity Date
	(In millions)
April 25, 2007	$200	4.898%	0.504%	October 26, 2009	April 25, 2011
April 25, 2007	200	4.896%	0.504%	October 26, 2009	April 25, 2011
April 25, 2007	200	4.925%	0.504%	October 26, 2009	April 25, 2011
April 25, 2007	200	4.917%	0.504%	October 26, 2009	April 25, 2011
April 25, 2007	200	4.907%	0.504%	October 26, 2009	April 25, 2011
September 26, 2007	250	4.809%	0.504%	October 26, 2009	April 25, 2011
September 26, 2007	250	4.775%	0.504%	October 26, 2009	April 25, 2011
April 25, 2008	2,000	4.276%	0.504%	October 26, 2009	April 25, 2013
April 25, 2008	2,000	4.263%	0.504%	October 26, 2009	April 25, 2013
April 25, 2008	1,000	4.172%	0.504%	October 26, 2009	April 25, 2012

Until February 15, 2008, our interest rate swap agreements were not designated as hedging instruments; therefore, gains or losses resulting from changes in the fair value of the swaps were recognized in earnings in the period of the change. On February 15, 2008, eight of our interest rate swap agreements for notional amounts totaling $3.5 billion were designated as cash flow hedging instruments and on April 1, 2008, the remaining swap agreements were designated as cash flow hedging instruments. As of September 30, 2009, we removed the cash flow hedge designation for the $1.0 billion swap, thus reducing the total notional amount on interest rate swaps designated as cash flow hedging instruments to $5.5 billion. Upon designation as cash flow hedging instruments, only any measured ineffectiveness is recognized in earnings in the period of change. There was no measured ineffectiveness recognized in earnings for the quarter and nine months ended September 30, 2009, compared with a credit of $13.9 million and a net charge of $54.6 million, respectively, for the third quarter 2008 and the period from January 28, 2008 through September 30, 2008, due to changes in the fair values of swap agreements. Due to current interest rate levels, interest rates swaps increased interest expense $50.0 million and $147.6 million for the quarter and nine months ended September 30, 2009, respectively, compared to $26.6 million and $50.4 million, respectively, for the quarter ended September 30, 2008, and the period from January 28, 2008 through September 30, 2008. The variable rate did not materially change as a result of the October 26, 2009, reset.

Additionally, on January 28, 2008, we entered into an interest rate cap agreement to partially hedge the risk of future increases in the variable rate of the CMBS financing. The interest rate cap agreement, which was effective January 28, 2008, and terminates February 13, 2013, is for a notional amount of $6.5 billion at a LIBOR cap rate of 4.5%. The interest rate cap was designated as a cash flow hedging instrument on May 1, 2008. The change in the fair value of the interest rate cap did not impact interest expense for the third quarter and nine months ended September 30, 2009, whereas, for the quarter ended and period from January 28, 2008 through September 30, 2008, a credit of $0.1 million and a net charge of $12.2 million, respectively, representing the change in the fair value, are included in Interest expense in our Consolidated Condensed Statement of Operations.

Subsequent to the end of the third quarter 2009, on October 15, 2009, we borrowed $1 billion under the Incremental Facility Amendment and used a majority of the net proceeds to temporarily repay most of our revolving debt under the Credit Facility. As a result, we no longer have a sufficient amount of outstanding debt under the same terms as our interest rate swap agreements to support hedge accounting treatment for the full $6.5 billion in interest rate swaps. As previously discussed, we have removed the cash flow hedge designation and discontinued hedge accounting for the last hedge we executed, specifically the $1 billion hedge entered into on April 25, 2008. At September 30, 2009, $22.8 million of existing deferred losses related to this hedge contract is included in accumulated other comprehensive income on our consolidated condensed balance sheet. Beginning October 1, 2009, these deferred losses will be amortized into income over the original remaining term of the hedged forecasted transactions that are still considered to be probable of occurring. Therefore, we will record $8.7 million as an increase to interest expense and other comprehensive income over the next 12 months. Any future changes in fair value of the interest rate swap will be recognized in earnings during the period in which the changes in value occur.

Note 6—Stock-Based Employee Compensation

As of September 30, 2009, there was approximately $50.8 million of total unrecognized compensation cost related to stock option grants. In 2009, our share-based compensation expense consists primarily of time-based options and performance-based options that have been granted to management, other personnel and key service providers.

	Successor				Predecessor
	Quarter Ended Sept. 30,		Nine months ended Sept. 30,	For the period from Jan. 28 Through Sept. 30,	For the period from Jan. 1 Through Jan. 27, 2008
(In millions)	2009	2008	2009	2008
Amounts included in:
Corporate expense	$2.6	$3.4	$5.8	$8.5	$—
Property G&A	1.4	1.5	6.6	3.3	—
Merger & integration costs	—	—	—	—	82.8

Total Compensation Cost	4.0	$4.9	$12.4	$11.8	$82.8

There was no material stock-based compensation activity during the nine months ended September 30, 2009.

In connection with the Merger, outstanding and unexercised stock options and stock appreciation rights, whether vested or unvested, and unvested restricted stock were cancelled and converted into the right to receive cash, accelerating the recognition of compensation cost of $82.8 million, which was included in Merger and integration costs in the Consolidated Condensed Statement of Operations in the period from January 1, 2008 through January 27, 2008 (Predecessor period).

Note 7—Preferred and Common Stock

Preferred Stock

On January 28, 2008, our Board of Directors adopted a resolution authorizing the creation of a series of preferred stock known as the Non-Voting Perpetual Preferred Stock. The total number of Preferred Stock shares authorized are 40,000,000, par value $0.01 per share, stated value $100.00 per share.

On a quarterly basis, each share of non-voting preferred stock accrues dividends at a rate of 15.0% per annum, compounded quarterly. Dividends will be paid in cash, when, if, and as declared by the Board of Directors, subject to approval by the appropriate regulators. We currently do not expect to pay cash dividends. Dividends on the non-voting perpetual preferred stock are cumulative. As of September 30, 2009, such dividends in arrears are $557.0 million. Shares of the non-voting preferred stock rank prior in right of payment to the non-voting and voting common stock and are entitled to a liquidation preference.

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

Common Stock

As of September 30, 2009, the authorized common stock of the Company totaled 80,000,020 shares, consisting of 20 shares of voting common stock, par value $0.01 per share and 80,000,000 shares of non-voting common stock, par value $0.01 per share.

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

Note 8—Acquisition of Non-Controlling Interest

In the third quarter 2009, Chester Downs and Marina LLC (“Chester Downs”), a majority-owned subsidiary of HOC, entered into an agreement to borrow under a senior secured term loan in the amount of approximately $230.0 million, net of original issue discount. The proceeds were used to pay off intercompany debt due to HOC and to purchase interests from other owners of Chester Downs. As a result of this acquisition, HOC increased its ownership interest to approximately 95.0% of Chester Downs. The purchase was accounted for as an equity transaction.

Note 9—Write-downs, Reserves and Recoveries

Our operating results include various pretax charges to record tangible asset impairments, contingent liability reserves, project write-offs, demolition costs, recoveries of previously recorded reserves and other non-routine transactions. The components of Write-downs, reserves and recoveries for continuing operations were as follows:

	Successor				Predecessor
(In millions)	Quarter ended September 30,		Nine months ended September 30,	For the period from Jan. 28, 2008 Through Sept. 30,	For the period from Jan. 1, 2008 Through Jan. 27,
	2009	2008	2009	2008	2008
Impairment of long-lived tangible assets	$35.7	$—	$43.7	$—	$—
Write-off of abandoned assets	3.3	9.2	4.8	47.6	—
Litigation-related charges, settlements or reversals	(29.3)	9.3	(29.2)	9.4	—
Remediation costs	8.4	8.1	28.2	35.2	4.4
Efficiency programs	6.0	2.1	27.9	5.0	0.6
Insurance proceeds in excess of deferred costs	—	—	—	(185.4)	—
Termination of contracts	—	12.6	—	14.0	—
Other	0.2	5.5	3.2	12.4	(0.3)

Total write-downs, reserves and recoveries	$24.3	$46.8	$78.6	$(61.8)	$4.7

We account for long-lived tangible assets to be held and used by evaluating their carrying value in relation to the operating performance and estimated future undiscounted cash flows generated by such assets, when indications of impairment are present. For the quarter and nine months ended September 30, 2009, we recorded impairment charges related to long-lived tangible assets of $35.7 million and $43.7 million, respectively. The third quarter charge was related to the Company’s office building in Memphis, Tennessee due to the relocation to Las Vegas, Nevada of those corporate functions formerly performed at that location. Although the Company is marketing this building for sale, the building does not meet all requirements under generally accepted accounting principles to be classified as held for sale at this time.

Write-off of abandoned assets represents costs associated with various projects that are determined to no longer be viable.

During the third quarter ended September 30, 2009, an approximate $30 million judgment against the Company was vacated. This amount was previously charged to write-downs, reserves and recoveries in 2006 and was reversed accordingly upon the vacated judgment.

Remediation costs relate to property remediation projects at certain of our Las Vegas properties.

Efficiency programs represent costs incurred to identify efficiencies and cost savings. Expenses in 2009 and 2008 represent costs related to additional projects aimed at stream-lining corporate and operations functions to achieve further cost savings and efficiencies.

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

Note 10—Income Taxes

We are subject to income taxes in the United States as well as various states and foreign jurisdictions in which we operate. We account for income taxes under ASC 740, (formerly FASB Statement No. 109, “Accounting for Income Taxes,”) whereby deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based on differences between financial statement carrying amounts of existing assets and their respective tax bases using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Company’s income tax provision/(benefit) and effective tax rate were as follows:

	Successor				Predecessor
(In millions, except effective tax rate)	Quarter ended September 30,		Nine months ended September 30,	For the period from Jan. 28, 2008 Through Sept. 30,	For the period from Jan. 1, 2008 Through Jan. 27,
	2009	2008	2009	2008	2008
(Loss)/income from continuing operations before income tax	(1,492.1)	(169.2)	2,139.2	(544.1)	(125.4)
Provision/(benefit) for income taxes	128.9	(46.0)	1,590.8	(147.7)	(26.0)
Effective tax rate	8.6%	(27.2)%	74.4%	(27.1)%	(20.7)%
(Benefit)/provision for income taxes at 35%	(522.2)	(59.2)	748.7	(190.4)	(43.9)
Difference between tax at effective vs. statutory rate	651.1	13.2	842.1	42.7	17.9

For the quarter ended September 30, 2009, the difference between the Company’s recorded provision and the tax benefit that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (i) non-deductible goodwill impairments; (ii) a net increase in liability for unrecognized tax benefit (“UTB”); and (iii) Merger-related deferred tax liabilities booked in the quarter.

For the nine months ended September 30, 2009, the difference between the Company’s recorded provision and the provision that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (i) non-deductible goodwill impairments; (ii) state income taxes; (iii) a net increase in liability for UTB; and (iv) Merger-related deferred tax liabilities.

For the quarter and nine months ended September 30, 2008, the difference between the Company’s recorded tax benefit and the tax benefit that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (i) non-deductible Merger costs; (ii) international income taxes; and (iii) state income taxes.

We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. As a large taxpayer, we are under continual audit by the Internal Revenue Service (“IRS”) on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next twelve months. Our 2004 federal income tax year was closed and the IRS audit of our 2006 federal income tax year concluded during the quarter ended September 30, 2009. Our 2005 and 2007 federal income tax years have reached the IRS appeals stage of the audit process. Our 2008 federal income tax year is currently under audit by the IRS.

We also are subject to exam by various state and foreign tax authorities, although tax years prior to 2004 are generally closed as the statutes of limitations have lapsed. However, various subsidiaries are still being examined by the New Jersey Division of Taxation for tax years beginning with 1999.

We classify reserves for tax uncertainties within Accrued expenses and Deferred credits and other in our Consolidated Condensed Balance Sheets, separate from any related income tax payable or deferred income taxes. In accordance with ASC 740, reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities. For the quarter ended September 30, 2009, we recorded an increase in gross UTB of $60.0 million as a result of tax positions taken during a prior year. The increase in gross UTB related to costs associated with the Merger. Year-to-date we have recorded increases in our gross UTB of $140.0 million. The year-to-date increases relate to costs associated with the Merger, cancellation of indebtedness and other identified uncertain tax positions. Partially offsetting the increase in overall UTB in the quarter ended September 30, 2009, was a decrease of UTB of $29.2 million (yielding a net increase in gross UTB for the quarter of $30.8 million). The $29.2 million of decrease consisted of $19.4 million related to settlements with tax authorities and $9.8 million as a result of the expiration of the 2004 federal income tax statute of limitations. The total amount of the increase in gross UTB during the quarter ended September 30, 2009, which, if recognized, would benefit the effective tax rate, is $60.0 million. Year to date, the total amount of the increase in gross UTB that, if recognized, would benefit the effective tax rate, is $112.0 million. The total amount of decrease in gross UTB during the quarter ended September 30, 2009, which, upon recognition, benefited the effective tax rate, was $3.0 million.

Note 11—Fair Value Measurements

We adopted the required provisions of ASC 820, (formerly FASB Statement No. 157, “Fair Value Measurements,”) on January 1, 2008. ASC 820 outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date. Level 2 inputs are from other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable and should be used to measure fair value to the extent that observable inputs are not available.

ASC 820, (formerly FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,”) deferred the effective date of ASC 820 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at estimated fair value in an entity’s financial statements on a recurring basis (at least annually). We adopted the provisions of ASC 820 for non-recurring measurements made for non-financial assets and non-financial liabilities on January 1, 2009. Based on our preliminary assessment for impairment as of September 30, 2009, we determined that, based on the projected performance, which reflects factors impacted by current market conditions and our initial annual budget process, certain of our goodwill and other intangible assets were impaired. We expect to complete the assessment of goodwill and other intangible assets during the fourth quarter 2009. The impairment analysis on goodwill and certain intangible assets includes an assessment using various Level 2 (EBITDA multiples and discount rate) and Level 3 (forecast cash flows) inputs. See Note 4 Goodwill and Other Intangible Assets for more information on the application of ASC 820 to goodwill and other intangible assets.

Under ASC 825, (formerly FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS No. 115,”) entities are permitted to choose to measure many financial instruments and certain other items at fair value. We did not elect the fair value measurement option under ASC 825 for any of our financial assets or financial liabilities.

Items Measured at Fair Value on a Recurring Basis

The following table shows the fair value of our financial assets and financial liabilities that are required to be measured at fair value as of September 30, 2009.

(In millions)	Balance at September 30, 2009	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$367.7	$367.7	$—	$—
Derivative instruments	55.0	—	55.0	—
Investments	88.9	88.9	—	—
Liabilities:
Derivative instruments	(412.6)	—	(412.6)	—

The following section describes the valuation methodologies used to estimate or measure fair value, key inputs, and significant assumptions:

Cash equivalents – Cash equivalents are investments in money market accounts and utilize Level 1 inputs to determine fair value.

Derivative instruments – The estimated fair values of our derivative instruments are derived from market prices obtained from dealer quotes for similar assets or liabilities. Such quotes represent the estimated amounts we would receive or pay to terminate the contracts. Derivative instruments are included in Deferred costs and other and Deferred credits and other in our Consolidated Condensed Balance Sheets. See Note 5 for more information on our derivative instruments.

Investments – Investments are primarily debt and equity securities that are traded in active markets, have readily determined market values and utilize Level 1 inputs. These investments are included in Prepayments and other in the Consolidated Condensed Balance Sheets.

Items Disclosed at Fair Value

Long-Term Debt – The fair value of the Company’s debt has been calculated based on the borrowing rates available as of September 30, 2009, for debt with similar terms and maturities and market quotes of our publicly traded debt. As of September 30, 2009, the Company’s outstanding debt had a fair value of $21.1 billion and a carrying value of $19.3 billion. The Company’s interest rate swaps used for hedging purposes had a fair value and carrying value of $(412.6) million, and our interest rate cap agreement had a fair value and carrying value of $55.0 million at September 30, 2009.

Note 12—Commitments and Contingent Liabilities

Contractual Commitments

We continue to pursue additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties and development completion guarantees.

The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments, pursuant to these contracts for the three managed Indian-owned facilities now open, which extend for periods of up to 50 months from September 30, 2009, is $1.2 million. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.

In February 2008, we entered into an agreement with the State of Louisiana whereby we extended our guarantee of an annual payment obligation of JCC Fulton Development, LLC, our wholly-owned subsidiary, of $60 million owed to the State of Louisiana. The guarantee was extended for one year to end March 31, 2011.

In addition to the guarantees discussed above, as of September 30, 2009, we had commitments and contingencies of $1,354.5 million, including construction-related commitments.

Severance Agreements

As of September 30, 2009, we have severance agreements with 13 of our executives that provide for payments to the executives in the event of their termination after a change in control, as defined. These agreements provide, among other things, for a compensation payment of 1.5 to 3.0 times the executives’ average annual compensation, as defined. The estimated amount, computed as of September 30, 2009, that would be payable under the agreements to these executives aggregated approximately $37.8 million. The estimated amount that would be payable to these executives does not include an estimate for the tax gross-up payment, provided for in the agreements, that would be payable to the executive if the executive becomes entitled to severance payments which are subject to federal excise tax imposed on the executive. These severance agreements terminate February 1, 2010.

Employment Agreements

We entered into an employment agreement with one executive that replaced his severance agreement as of January 28, 2008. The employment agreement provides for payments to the executive in the event of his termination after a change in control, as defined, and provides for, among other things, a compensation payment of 3.0 times the executive’s average annual compensation, as defined. The estimated amount, computed as of September 30, 2009, that would be payable under the agreement to the executive based on the compensation payment aggregated approximately $17.3 million. The estimated amount that would be payable to the executive does not include an estimate for the tax gross-up payment, provided for in the agreement, that would be payable to the executive if the executive becomes entitled to severance payments which are subject to federal excise tax.

Self-Insurance

We are self-insured for various levels of general liability, workers’ compensation, employee medical and other coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims.

Note 13—Litigation

Litigation Related to Employee Benefit Obligations

In December 1998, Hilton Hotels Corporation (“Hilton”) spun-off its gaming operations as Park Place Entertainment Corporation (“Park Place”). In connection with the spin-off, Hilton and Park Place entered an Employee Benefits and Other Employment Allocation Agreement dated December 31, 1998 (the “Allocation Agreement”) whereby Park Place assumed or retained, as applicable, liabilities and excess assets, if any, related to the Hilton Hotels Retirement Plan (the “Hilton Plan”) based on the accrued benefits of Hilton employees and Park Place employees. Park Place changed its name to Caesars Entertainment, Inc. (“Caesars”) and the Company acquired Caesars in June 2005. In 1999 and 2005, the United States District Court for the District of Columbia certified two nationwide class action lawsuits against Hilton alleging that the Hilton Plan’s benefit formula was back loaded in violation of ERISA, and that Hilton failed to properly calculate Hilton Plan participants’ service for vesting purposes.

In May 2009, the Court issued a decision granting summary judgment to the plaintiffs. In November 2009, the plaintiffs and Hilton are scheduled to attend a Court-mandated mediation session in an effort to determine an appropriate remedy.

The Company received a letter from Hilton in October 2009 alleging potential liability under the above described claims and under the terms of the Allocation Agreement. The Company may be responsible for a portion of the liability resulting from the claims noted above. We are monitoring the status of the lawsuit, remedy determination, and our potential liability, if any.

Certain of our legal proceedings are reported in our Annual Report on Form 10-K for the year ended December 31, 2008, with material developments since that report described below.

Litigation Related to Our Operations

In April 2000, the Saint Regis Mohawk Tribe (the “Tribe”) granted Caesars the exclusive rights to develop a casino project in the State of New York. On April 26, 2000, certain individual members of the Tribe purported to commence a class action proceeding in a “Tribal Court” in Hogansburg, New York, against Caesars seeking to nullify Caesars’ agreement with the Tribe. On March 20, 2001, the “Tribal Court” purported to render a default judgment against Caesars in the amount of $1,787 million. Prior to our acquisition of Caesars in June 2005, it was believed that this matter was settled pending execution of final documents and mutual releases. Although fully executed settlement documents were never provided, on March 31, 2003, the United States District Court for the Northern District of New York dismissed litigation concerning the validity of the judgment, without prejudice, while retaining jurisdiction to reopen that litigation, if, within three months thereof, the settlement had not been completed. On June 22, 2007, a lawsuit was filed in the United States District Court for the Northern District of New York against us by certain trustees of the Catskill Litigation Trust alleging the Catskill Litigation Trust had been assigned the “Tribal Court” judgment and seeks to enforce it, with interest. According to a “Tribal Court” order, accrued interest through July 9, 2007, was approximately $1,014 million. On September 28, 2009, the Court entered summary judgment against the Tribe and dismissed the action, ruling that although alternative grounds were presented in the motion, the subject matter of the action was asserted in a prior action and settled by and oral agreement to end that matter with prejudice. On October 27, 2009, the Tribe filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit. We intend to oppose the appeal.

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

Baha Mar and Baha Mar Development Company Ltd. (“Baha Mar Development”) filed an Amended Answer and Counterclaims against CBIC and a Third Party Complaint dated June 18, 2008 against HOC in the Supreme Court of the State of New York. Baha Mar and the Baha Mar Development allege that CBIC wrongfully terminated the Subscription Agreement and that CBIC wrongfully failed to make capital contributions under the Joint Venture Investors Agreement, by and between CBIC and Baha Mar, dated January 12, 2007. In addition, Baha Mar and Baha Mar Development allege that HOC wrongfully failed to perform its purported obligations under the Harrah’s Baha Mar Joint Venture Guaranty, dated January 12, 2007. Baha Mar and Baha Mar Development assert claims for breach of contract, breach of fiduciary duty, promissory estoppel, equitable estoppel and negligent misrepresentation. Baha Mar and Baha Mar Development seek (i) declaratory relief; (ii) specific performance; (iii) the recovery of alleged monetary damages; (iv) the recovery of attorneys fees, costs, and expenses and (v) the dismissal with prejudice of CBIC’s Complaint. CBIC and HOC have each answered, denying all allegations of wrongdoing. In the second quarter 2009, both sides filed motions for summary judgment.

At the conclusion of oral argument on October 6, 2009, on cross motions for summary judgment, the Court stated that it was going to grant summary judgment to CBIC and HOC and that Baha Mar Development’s claims are dismissed. The Court stated that it will issue a written opinion, but the opinion has not been issued to date.

Litigation Related to the December 2008 Exchange Offer

On January 9, 2009, S. Blake Murchison and Willis Shaw filed a purported class action lawsuit in the United Stated District Court for the District of Delaware, Civil Action No. 09-00020-SLR, against Harrah’s Entertainment, Inc. and its board of directors, and Harrah’s Operating Company, Inc. The lawsuit was amended on March 4, 2009, alleging that the bond exchange offer which closed on December 24, 2008, wrongfully impaired the rights of bondholders. The amended complaint alleges, among others, breach of the bond indentures, violation of the Trust Indenture Act of 1939, equitable rescission, and liability claims against the members of the board. The amended complaint seeks, among other relief, class certification of the lawsuit, declaratory relief that the alleged violations occurred, unspecified damages to the class, and attorneys’ fees. On April 30, 2009, the defendants filed a motion to dismiss the amended complaint. Prior to responding to the motion to dismiss, the defendants stipulated to the plaintiff’s request to dismiss the lawsuit, without prejudice, which the court entered on June 18, 2009. Both sides have reserved the right to request the court to award attorneys fees.

Other

In addition, the Company is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any pending litigation to have a material adverse effect on our consolidated financial position or results of operations.

Note 14—Supplemental Cash Flow Disclosures

Cash Paid for Interest and Taxes

The following table reconciles our Interest expense, net of interest capitalized, per the Consolidated Statements of Operations, to cash paid for interest:

	Successor	Successor	Predecessor
(In millions)	Nine months Ended September 30, 2009	January 28, 2008 Through September 30, 2008	January 1, 2008 Through January 27, 2008
Interest expense, net of interest capitalized	$1,404.7	$1,469.4	$89.7
Adjustments to reconcile to cash paid for interest:
Net change in accruals	104.1	(210.3)	8.7
Amortization of deferred finance charges	(106.7)	(67.4)	(0.8)
Net amortization of discounts and premiums	(105.7)	(92.8)	2.9
Amortization of other comprehensive income	(2.2)	(0.6)	(0.1)
Rollover of PIK interest into principal	(79.1)	—	—
Change in accrual (related to PIK)	(40.1)	(26.9)	—
Change in fair value of interest rate swaps	—	(27.7)	(39.2)

Cash paid for interest, net of amount capitalized	$1,175.0	$1,043.7	$61.2

Cash payments of income taxes, net	$29.2	$5.5	$1.0

Note 15—Insurance Proceeds Related to Hurricane-Damaged Properties

In first quarter 2008, we entered into a settlement agreement with our insurance carriers related to the remaining unsettled claims associated with damages incurred in Mississippi from Hurricane Katrina in 2005, and the final payment of $338.1 million was received. Insurance proceeds exceeded the net book value of the impacted assets and costs and expenses that were reimbursed under our business interruption claims, and the excess is recorded as income in the line item, Write-downs, reserves and recoveries, for properties included in continuing operations and in the line item, (Loss)/income from discontinued operations, for properties included in discontinued operations. We recorded $185.4 million in the Successor period from January 28, 2008 through September 30, 2008, for insurance proceeds included in Write-downs, reserves and recoveries and $141.1 million in the Successor period from January 28, 2008 through September 30, 2008, and $0.1 million in the Predecessor period from January 1, 2008 through January 27, 2008, for insurance proceeds included in Discontinued operations in our Consolidated Statements of Operations.

Note 16—Related Party Transactions

In connection with the Merger, Apollo, TPG and their affiliates entered into a services agreement with Harrah’s Entertainment relating to the provision of financial and strategic advisory services and consulting services. We paid Apollo and TPG a one-time transaction fee of $200 million for structuring the Merger and debt financing negotiations. This amount was included in the overall purchase price of the Merger. In addition, we pay a monitoring fee for management services and advice. Fees for the quarter and nine months ended September 30, 2009 were $7.2 million and $21.5 million, respectively. For the quarter ended September 30, 2008, fees were $7.6 million. For the period from January 28, 2008, through September 30, 2008, these fees totaled $20.4 million, which are included in Corporate expense in our Consolidated Statements of Operations for the applicable Successor periods. We also reimburse Apollo and TPG for expenses that they incur related to their management services.

In connection with our debt exchange in April 2009, certain debt held by Apollo and TPG was exchanged for new debt and the related party gain on that exchange totaling $80.0 million, net of deferred tax of $52.3 million, has been recorded to stockholders’ equity.

During the quarter ended June 30, 2009, our sponsors completed their own tender offer and purchased some of our Second Lien Notes.

Note 17—Subsequent Events

Additional Borrowings Under Credit Facilities

On September 26, 2009, HOC entered into an amendment to its senior secured credit facilities to allow for $1.0 billion (of the $1.75 billion available) of incremental term loans under the Credit Facilities (“Incremental Facility Amendment”). On October 15, 2009, HOC borrowed the $1 billion available under the Incremental Facility Amendment, and used a majority of the proceeds to temporarily repay most of our revolving debt under the Credit Facilities. The additional $1.0 billion borrowed under the Incremental Facility Amendment matures on October 31, 2016 and bears interest at LIBOR plus 750 basis points, subject to a 200 basis point LIBOR floor.

CMBS Repurchases

On October 22, 2009, HET entered into purchase and sale agreements with certain lenders to acquire mezzanine loans (“CMBS Loans”) under its commercial mortgaged-back securities (“CMBS”) financing. HET will purchase CMBS Loans using up to an aggregate amount of $250 million of cash, at a purchase price of between 25 and 30 cents per $1.00 principal amount of CMBS Loans, depending on certain circumstances.

Note 18—Consolidating Financial Information of Guarantors and Issuers

As of September 30, 2009, HOC is the issuer of certain debt securities that have been guaranteed by Harrah’s Entertainment and certain subsidiaries of HOC. The following consolidating schedules present condensed financial information for Harrah’s Entertainment, the parent and guarantor; HOC, the subsidiary issuer; guarantor subsidiaries of HOC; and non-guarantor subsidiaries of Harrah’s Entertainment and HOC, which includes the CMBS properties, as of September 30, 2009, and December 31, 2008, and for the Successor companies for the quarter and nine months ended September 30, 2009, and the quarter ended September 30, 2008, and the period January 28, 2008, through September 30, 2008, and for the Predecessor companies for the period from January 1, 2008, through January 27, 2008.

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

In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, we have included the accompanying consolidating condensed financial statements based on our understanding of the Securities and Exchange Commission’s interpretation and application of ASC 470-S99, (formerly Rule 3-10 of the Securities and Exchange Commission’s Regulation S-X and Staff Accounting Bulletin No. 53). Management does not believe that separate financial statements of the guarantor subsidiaries are material to our investors. Therefore, separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented.

HARRAH’S ENTERTAINMENT, INC.

(SUCCESSOR ENTITY)

CONSOLIDATING CONDENSED BALANCE SHEET

SEPTEMBER 30, 2009

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$175.3	$160.3	$301.4	$311.2	$—	$948.2
Receivables, net of allowance for doubtful accounts	—	15.1	227.7	89.5	—	332.3
Deferred income taxes	—	58.4	72.9	30.7	—	162.0
Prepayments and other	—	13.5	96.7	74.0	—	184.2
Inventories	—	0.6	35.5	16.6	—	52.7
Intercompany receivables	0.2	236.6	240.2	279.0	(756.0)	—

Total current assets	175.5	484.5	974.4	801.0	(756.0)	1,679.4
Land, buildings, riverboats and equipment, net of accumulated depreciation	—	242.5	10,984.7	6,867.6	—	18,094.8
Assets held for sale	—	—	7.3	—	—	7.3
Goodwill	—	—	1,753.0	1,705.9	—	3,458.9
Intangible assets	—	6.5	4,273.1	724.5	—	5,004.1
Investments in and advances to non-consolidated affiliates	1,249.9	15,097.5	16.6	51.1	(16,373.4)	41.7
Deferred costs and other	—	384.1	252.1	308.1	—	944.3
Intercompany receivables	—	1,111.9	1, 687.7	1,780.1	(4,579.7)	—

	$1,425.4	$17,327.0	$19,948.9	$12,238.3	$(21,709.1)	$29,230.5

Liabilities and Stockholders’ (Deficit)/Equity
Current liabilities
Accounts payable	$—	$94.7	$107.3	$69.7	$—	$271.7
Interest payable	—	323.6	2.2	10.6	—	336.4
Accrued expenses	12.0	199.9	497.5	431.8	—	1,141.2
Current portion of long-term debt	—	20.0	5.0	24.0	—	49.0
Intercompany payables	—	44.2	403.1	308.7	(756.0)	—

Total current liabilities	12.0	682.4	1,015.1	844.8	(756.0)	1,798.3
Long-term debt	—	13,056.3	102.6	6,710.2	(575.7)	19,293.4
Deferred credits and other	—	655.8	140.7	53.9	—	850.4
Deferred income taxes	—	1,824.3	2,463.3	1,534.4	—	5,822.0
Intercompany notes	4.0	98.1	1,973.4	1,928.5	(4,004.0)	—

	16.0	16,316.9	5,695.1	11,071.8	(5,335.7)	27,764.1

Preferred stock	2,547.1	—	—	—	—	2,547.1

Harrah’s Entertainment, Inc. stockholders’ (deficit)/equity	(1,137.7)	1,010.1	14,253.8	1,109.5	(16,373.4)	(1,137.7)
Non-controlling interests	—	—	—	57.0	—	57.0

Total (deficit)/equity	(1,137.7)	1,010.1	14,253.8	1,166.5	(16,373.4)	(1,080.7)

	$1,425.4	$17,327.0	$19,948.9	$12,238.3	$(21,709.1)	$29,230.5

HARRAH’S ENTERTAINMENT, INC.

(SUCCESSOR ENTITY)

CONSOLIDATING CONDENSED BALANCE SHEET

DECEMBER 31, 2008

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$0.1	$7.1	$318.3	$325.0	$—	$650.5
Receivables, net of allowance for doubtful accounts	0.1	8.1	271.5	114.3	—	394.0
Deferred income taxes	—	56.5	79.4	21.7	—	157.6
Prepayments and other	—	12.9	101.6	84.9	—	199.4
Inventories	—	1.2	42.0	19.5	—	62.7
Intercompany receivables	0.2	261.6	161.5	168.0	(591.3)	—

Total current assets	0.4	347.4	974.3	733.4	(591.3)	1,464.2
Land, buildings, riverboats and equipment, net of accumulated depreciation	—	252.0	10,992.0	6,996.4	26.7	18,267.1
Assets held for sale	—	35.0	14.3	—	—	49.3
Goodwill	—	—	2,737.2	2,165.0	—	4,902.2
Intangible assets	—	7.0	4,506.2	794.7	—	5,307.9
Investments in and advances to non-consolidated affiliates	728.2	15,879.1	4.1	26.3	(16,607.3)	30.4
Deferred costs and other	—	524.1	249.4	254.0	—	1,027.5
Intercompany receivables	160.6	1,256.9	1,687.7	1,202.4	(4,307.6)	—

	$889.2	$18,301.5	$21,165.2	$12,172.2	$(21,479.5)	$31,048.6

Liabilities and Stockholders’ (Deficit)/Equity
Current liabilities
Accounts payable	$0.5	$156.8	$153.6	$71.4	$—	$382.3
Interest payable	—	400.0	1.8	15.9	—	417.7
Accrued expenses	7.7	224.4	508.8	374.1	—	1,115.0
Current portion of long-term debt	—	72.5	6.3	6.8	—	85.6
Intercompany payables	—	18.9	298.2	274.2	(591.3)	—

Total current liabilities	8.2	872.6	968.7	742.4	(591.3)	2,000.6
Long-term debt	—	16,503.2	102.6	6,517.5	—	23,123.3
Deferred credits and other	—	480.6	131.5	57.0	—	669.1
Deferred income taxes	—	358.5	2,551.8	1,416.7	—	4,327.0
Intercompany notes	2.0	258.7	1,973.4	2,073.5	(4,307.6)	—

	10.2	18,473.6	5,728.0	10,807.1	(4,898.9)	30,120.0

Preferred stock	2,289.4	—	—	—	—	2,289.4

Harrah’s Entertainment, Inc. stockholders’ (deficit)/equity	(1,410.4)	(172.1)	15,437.2	1,315.5	(16,580.6)	(1,410.4)
Non-controlling interests	—	—	—	49.6	—	49.6

Total (deficit)/equity	(1,410.4)	(172.1)	15,437.2	1,365.1	(16,580.6)	(1,360.8)

	$889.2	$18,301.5	$21,165.2	$12,172.2	$(21,479.5)	$31,048.6

HARRAH’S ENTERTAINMENT, INC.

(SUCCESSOR ENTITY)

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$22.1	$1,218.2	$581.7	$—	$1,822.0
Food and beverage	—	4.8	219.3	157.4	—	381.5
Rooms	—	5.1	154.3	112.1	—	271.5
Management fees	—	2.1	23.2	0.4	(10.8)	14.9
Other	—	11.0	90.3	85.8	(27.6)	159.5
Less: casino promotional allowances	—	(6.8)	(230.9)	(129.5)	—	(367.2)

Net revenues	—	38.3	1,474.4	807.9	(38.4)	2,282.2

Operating expenses
Direct
Casino	—	11.7	652.1	333.8	—	997.6
Food and beverage	—	2.4	82.5	68.0	—	152.9
Rooms	—	0.5	28.9	24.9	—	54.3
Property general, administrative and other	—	7.2	340.7	195.1	(29.3)	513.7
Depreciation and amortization	—	1.8	122.8	51.0	—	175.6
Project opening costs	—	—	0.1	0.2	—	0.3
Write-downs, reserves and recoveries	—	(28.4)	44.1	8.6	—	24.3
Impairment of intangible assets	—	—	1,090.2	238.4	—	1,328.6
Losses/(income) on interests in non-consolidated affiliates	1,619.1	1,039.2	(6.4)	0.5	(2,651.2)	1.2
Corporate expense	8.0	27.3	4.3	9.2	(9.1)	39.7
Merger and integration costs	—	—	—	—	—	—
Amortization of intangible assets	—	0.2	28.3	15.7	—	44.2

Total operating expenses	1,627.1	1,061.9	2,387.6	945.4	(2,689.6)	3,332.4

Loss from operations	(1,627.1)	(1,023.6)	(913.2)	(137.5)	2,651.2	(1,050.2)
Interest expense, net of interest capitalized	—	(398.6)	(37.1)	(99.9)	91.1	(444.5)
Losses on early extinguishments of debt	—	(1.5)	—	—	—	(1.5)
Other income, including interest income	—	23.2	27.1	44.9	(91.1)	4.1

Loss from continuing operations before income taxes	(1,627.1)	(1,400.5)	(923.2)	(192.5)	2,651.2	(1,492.1)
Benefit/(provision) for income taxes	2.8	(6.9)	(128.3)	3.5	—	(128.9)

Loss from continuing operations, net of tax	(1,624.3)	(1,407.4)	(1,051.5)	(189.0)	2,651.2	(1,621.0)

Discontinued operations
Loss from discontinued operations	—	—	(0.1)	—	—	(0.1)
Benefit for income taxes	—	—	—	—	—	—

Loss from discontinued operations, net	—	—	(0.1)	—	—	(0.1)

Net loss	(1,624.3)	(1,407.4)	(1,051.6)	(189.0)	2,651.2	(1,621.1)
Less: net income attributable to non-controlling interests	—	—	—	(3.2)	—	(3.2)

Net loss attributable to Harrah’s Entertainment, Inc.	$(1,624.3)	$(1,407.4)	$(1,051.6)	$(192.2)	$2,651.2	$(1,624.3)

HARRAH’S ENTERTAINMENT, INC.

(SUCCESSOR ENTITY)

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$27.5	$1,415.2	$687.4	$—	$2,130.1
Food and beverage	—	6.1	247.9	173.6	—	427.6
Rooms	—	6.1	177.3	133.3	—	316.7
Management fees	—	2.3	17.5	(0.7)	(2.5)	16.6
Other	—	9.2	92.6	81.7	(1.6)	181.9
Less: casino promotional allowances	—	(8.0)	(279.9)	(139.1)	—	(427.0)

Net revenues	—	43.2	1,670.6	936.2	(4.1)	2,645.9

Operating expenses
Direct
Casino	—	16.4	756.8	356.2	—	1,129.4
Food and beverage	—	2.9	93.9	81.3	—	178.1
Rooms	—	0.5	33.7	30.7	—	64.9
Property general, administrative and other	—	19.7	377.9	232.3	1.9	631.8
Depreciation and amortization	—	2.1	91.0	58.8	0.1	152.0
Project opening costs	—	—	15.2	1.1	—	16.3
Write-downs, reserves and recoveries	9.0	2.5	20.6	14.7	—	46.8
Losses/(income) on interests in non-consolidated affiliates	118.5	(237.1)	(40.0)	2.1	159.0	2.5
Corporate expense	9.9	19.6	7.1	4.1	(6.0)	34.7
Merger and integration costs	—	1.0	—	—	—	1.0
Amortization of intangible assets	—	0.1	25.6	13.1	—	38.8

Total operating expenses	137.4	(172.3)	1,381.8	794.4	155.0	2,296.3

(Loss)/income from operations	(137.4)	215.5	288.8	141.8	(159.1)	349.6
Interest expense, net of interest capitalized	—	(429.8)	(45.0)	(140.2)	81.6	(533.4)
Gains on early extinguishments of debt	—	7.4	—	—	—	7.4
Other income, including interest income	1.6	30.3	27.0	29.9	(81.6)	7.2

(Loss)/income from continuing operations before income taxes	(135.8)	(176.6)	270.8	31.5	(159.1)	(169.2)
Benefit/(provision) for income taxes	6.1	142.2	(88.1)	(14.2)	—	46.0

(Loss)/income from continuing operations, net of tax	(129.7)	(34.4)	182.7	17.3	(159.1)	(123.2)

Discontinued operations
Income from discontinued operations	—	—	0.7	—	—	0.7
Provision for income taxes	—	—	—	—	—	—

Income from discontinued operations, net	—	—	0.7	—	—	0.7

Net (loss)/income	(129.7)	(34.4)	183.4	17.3	(159.1)	(122.5)
Net loss/(income) attributable to non-controlling interests	—	—	0.1	(7.3)	—	(7.2)

Net (loss)/income attributable to Harrah’s Entertainment, Inc.	$(129.7)	$(34.4)	$183.5	$10.0	$(159.1)	$(129.7)

HARRAH’S ENTERTAINMENT, INC.

(SUCCESSOR ENTITY)

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$60.0	$3,609.3	$1,775.5	$—	$5,444.8
Food and beverage	—	13.4	639.6	476.3	—	1,129.3
Rooms	—	13.7	459.0	345.1	—	817.8
Management fees	—	6.2	71.7	1.0	(35.4)	43.5
Other	—	29.6	259.2	238.8	(79.7)	447.9
Less: casino promotional allowances	—	(17.7)	(676.5)	(380.8)	—	(1,075.0)

Net revenues	—	105.2	4,362.3	2,455.9	(115.1)	6,808.3

Operating expenses
Direct
Casino	—	34.8	1,941.3	991.9	—	2,968.0
Food and beverage	—	7.2	237.2	206.7	—	451.1
Rooms	—	1.4	83.6	75.4	—	160.4
Property general, administrative and other	—	24.3	1,008.9	575.6	(90.5)	1,518.3
Depreciation and amortization	—	6.4	360.3	150.1	—	516.8
Project opening costs	—	—	1.7	1.2	—	2.9
Write-downs, reserves and recoveries	—	(26.3)	74.3	30.6	—	78.6
Impairment of intangible assets	—	—	1,132.2	493.5	—	1,625.7
(Income)/losses on interests in non-consolidated affiliates	(551.8)	734.7	(37.6)	0.9	(144.9)	1.3
Corporate expense	30.8	68.7	12.2	24.6	(24.6)	111.7
Merger and integration costs	—	0.3	—	—	—	0.3
Amortization of intangible assets	—	0.5	85.2	46.0	—	131.7

Total operating expenses	(521.0)	852.0	4,899.3	2,596.5	(260.0)	7,566.8

Income/(loss) from operations	521.0	(746.8)	(537.0)	(140.6)	144.9	(758.5)
Interest expense, net of interest capitalized	—	(1,241.7)	(115.3)	(298.9)	251.2	(1,404.7)
Gains on early extinguishments of debt	—	3,931.4	—	347.8	—	4,279.2
Other income, including interest income	0.3	78.2	83.1	112.8	(251.2)	23.2

Income/(loss) from continuing operations before income taxes	521.3	2,021.1	(569.2)	21.1	144.9	2,139.2
Benefit/(provision) for income taxes	10.7	(1,205.7)	(249.4)	(146.4)	—	(1,590.8)

Income/(loss) from continuing operations, net of tax	532.0	815.4	(818.6)	(125.3)	144.9	548.4

Discontinued operations
Loss from discontinued operations	—	—	(0.4)	—	—	(0.4)
Benefit for income taxes	—	—	0.1	—	—	0.1

Loss from discontinued operations, net	—	—	(0.3)	—	—	(0.3)

Net income/(loss)	532.0	815.4	(818.9)	(125.3)	144.9	548.1
Less: net income attributable to non-controlling interests	—	—	—	(16.1)	—	(16.1)

Net income/(loss) attributable to Harrah’s Entertainment, Inc.	$532.0	$815.4	$(818.9)	$(141.4)	$144.9	$532.0

HARRAH’S ENTERTAINMENT, INC.

(SUCCESSOR ENTITY)

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD

JANUARY 28, 2008 THROUGH SEPTEMBER 30, 2008

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$68.6	$3,745.3	$1,839.3	$—	$5,653.2
Food and beverage	—	15.4	657.6	487.2	—	1,160.2
Rooms	—	14.4	492.0	387.8	—	894.2
Management fees	—	6.3	47.1	(0.1)	(7.5)	45.8
Other	—	29.2	303.6	210.9	(81.3)	462.4
Less: casino promotional allowances	—	(19.2)	(733.4)	(374.7)	—	(1,127.3)

Net revenues	—	114.7	$4,512.2	2,550.4	(88.8)	7,088.5

Operating expenses
Direct
Casino	—	41.3	1,994.4	1,001.4	—	3,037.1
Food and beverage	—	8.1	254.4	223.6	—	486.1
Rooms	—	1.5	92.6	85.3	—	179.4
Property general, administrative and other	—	40.5	1,046.8	598.8	(67.1)	1,619.0
Depreciation and amortization	—	5.4	290.2	156.8	—	452.4
Project opening costs	—	—	20.3	6.0	—	26.3
Write-downs, reserves and recoveries	9.0	5.7	(143.1)	66.6	—	(61.8)
Losses/(income) on interests in non-consolidated affiliates	294.6	(435.7)	(52.7)	0.8	194.3	1.3
Corporate expense	22.7	58.6	17.0	19.3	(21.7)	95.9
Merger and integration costs	—	23.1	—	—	—	23.1
Amortization of intangible assets	—	0.4	77.2	41.6	—	119.2

Total operating expenses	326.3	(251.1)	3,597.1	2,200.2	105.5	5,978.0

(Loss)/income from operations	(326.3)	365.8	915.1	350.2	(194.3)	1,110.5
Interest expense, net of interest capitalized	—	(1,178.2)	(150.4)	(369.2)	228.4	(1,469.4)
Losses on early extinguishment of debt	—	(203.9)	—	—	—	(203.9)
Other income, including interest income	3.6	79.9	89.9	73.7	(228.4)	18.7

(Loss)/income from continuing operations before income taxes	(322.7)	(936.4)	854.6	54.7	(194.3)	(544.1)
Benefit/(provision) for income taxes	8.5	467.9	(290.7)	(38.0)	—	147.7

(Loss)/income from continuing operations, net of tax	(314.2)	(468.5)	563.9	16.7	(194.3)	(396.4)
Discontinued operations
Income from discontinued operations	—	—	141.6	—	—	141.6
Provision for income taxes	—	—	(53.2)	—	—	(53.2)

Income from discontinued operations, net	—	—	88.4	—	—	88.4

Net (loss)/income	(314.2)	(468.5)	652.3	16.7	(194.3)	(308.0)
Net loss/(income) attributable to non-controlling interests	—	—	0.1	(6.3)	—	(6.2)

Net (loss)/income attributable to Harrah’s Entertainment, Inc.	$(314.2)	$(468.5)	$652.4	$10.4	$(194.3)	$(314.2)

HARRAH’S ENTERTAINMENT, INC.

(PREDECESSOR ENTITY)

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD

JANUARY 1, 2008 THROUGH JANUARY 27, 2008

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$5.7	$400.5	$208.4	$—	$614.6
Food and beverage	—	1.5	65.7	51.2	—	118.4
Rooms	—	1.3	52.7	42.4	—	96.4
Management fees	—	0.7	6.0	0.1	(1.8)	5.0
Other	—	0.7	26.3	22.0	(6.3)	42.7
Less: casino promotional allowances	—	(1.5)	(76.9)	(38.6)	—	(117.0)

Net revenues	—	8.4	474.3	285.5	(8.1)	760.1

Operating expenses
Direct
Casino	—	4.1	217.8	118.7	—	340.6
Food and beverage	—	1.0	26.0	23.5	—	50.5
Rooms	—	0.2	10.0	9.4	—	19.6
Property general, administrative and other	—	5.6	112.7	68.0	(8.1)	178.2
Depreciation and amortization	—	1.1	41.9	20.5	—	63.5
Project opening costs	—	—	(0.2)	0.9	—	0.7
Write-downs, reserves and recoveries	—	0.6	(0.4)	4.5	—	4.7
Losses/(income) on interests in non-consolidated affiliates	102.3	(1.3)	1.6	(0.2)	(102.9)	(0.5)
Corporate expense	—	7.9	0.6	—	—	8.5
Merger and integration costs	—	125.6	—	—	—	125.6
Amortization of intangible assets	—	—	5.2	0.3	—	5.5

Total operating expenses	102.3	144.8	415.2	245.6	(111.0)	796.9

(Loss)/income from operations	(102.3)	(136.4)	59.1	39.9	102.9	(36.8)
Interest expense, net of interest capitalized	—	(89.3)	(7.1)	(27.3)	34.0	(89.7)
Other income, including interest income	—	12.6	9.8	12.7	(34.0)	1.1

(Loss)/income from continuing operations before income taxes	(102.3)	(213.1)	61.8	25.3	102.9	(125.4)
Benefit/(provision) for income taxes	1.4	56.3	(18.9)	(12.8)	—	26.0

(Loss)/income from continuing operations, net of tax	(100.9)	(156.8)	42.9	12.5	102.9	(99.4)

Discontinued operations
Income from discontinued operations	—	—	0.1	—	—	0.1
Provision for income taxes	—	—	—	—	—	—

Income from discontinued operations, net	—	—	0.1	—	—	0.1

Net (loss)/income	(100.9)	(156.8)	43.0	12.5	102.9	(99.3)
Less: net income attributable to non-controlling interests	—	—	—	(1.6)	—	(1.6)

Net (loss)/income attributable to Harrah’s Entertainment, Inc.	$(100.9)	$(156.8)	$43.0	$10.9	$102.9	$(100.9)

HARRAH’S ENTERTAINMENT, INC.

(SUCCESSOR ENTITY)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Cash flows provided by/(used in) operating activities	$15.3	$(368.8)	$258.2	$492.9	$—	$397.6

Cash flows from investing activities
Land, buildings, riverboats and equipment additions, net of changes in construction payable	—	(5.8)	(375.6)	(30.5)	—	(411.9)
Investments in and advances to nonconsolidated affiliates	—	(12.8)	—	—	—	(12.8)
Proceeds from other asset sales	—	20.0	—	—	—	20.0
Other	—	—	—	(12.3)	—	(12.3)

Cash flows provided by/(used in) investing activities	—	1.4	(375.6)	(42.8)	—	(417.0)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issue costs	—	2,259.6	—	—	—	2,259.6
Deferred financing costs	—	(54.1)	—	—	—	(54.1)
Borrowings under lending agreements	—	1,651.6	—	—	—	1,651.6
Repayments under lending agreements	—	(2,730.2)	—	—	—	(2,730.2)
Early extinguishments of debt	—	(467.1)	—	—	—	(467.1)
Purchase of HOC debt	—	—	—	(213.7)	—	(213.7)
Scheduled debt retirement	—	(10.9)	—	(6.5)	—	(17.4)
Purchase of additional interest in subsidiary	—	—	—	(83.7)	—	(83.7)
Non-controlling interests’ contributions, net of distributions	—	—	—	(13.0)	—	(13.0)
Other	(2.6)	(7.9)	(4.0)	—	—	(14.5)
Transfers from/(to) affiliates	162.5	(120.4)	104.9	(147.0)	—	—

Cash flows provided by/(used in) financing activities	159.9	520.6	100.9	(463.9)	—	317.5

Cash flows from discontinued operations
Cash flows from operating activities	—	—	(0.4)	—	—	(0.4)

Cash flows used in discontinued operations	—	—	(0.4)	—	—	(0.4)

Net increase/(decrease) in cash and cash equivalents	175.2	153.2	(16.9)	(13.8)	—	297.7
Cash and cash equivalents, beginning of period	0.1	7.1	318.3	325.0	—	650.5

Cash and cash equivalents, end of period	$175.3	$160.3	$301.4	$311.2	$—	$948.2

HARRAH’S ENTERTAINMENT, INC.

(SUCCESSOR ENTITY)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD

JANUARY 28, 2008 THROUGH SEPTEMBER 30, 2008

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Cash flows (used in)/provided by operating activities	$(13.1)	$(495.0)	$850.1	$318.8	$—	$660.8

Cash flows from investing activities
Land, buildings, riverboats and equipment additions, net of changes in construction payable	—	(24.8)	(767.2)	(173.0)	—	(965.0)
Insurance proceeds for hurricane losses from asset recovery	—	—	181.4	—	—	181.4
Payment for Merger	(17,490.2)	—	—	—	—	(17,490.2)
Investments in and advances to non-consolidated affiliates	—	—	—	(5.9)	—	(5.9)
Proceeds from other asset sales	—	0.1	4.2	0.3	—	4.6
Other	—	—	(13.8)	(17.6)	—	(31.4)

Cash flows used in investing activities	(17,490.2)	(24.7)	(595.4)	(196.2)	—	(18,306.5)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issue costs	—	14,275.0	—	6,489.9	—	20,764.9
Deferred financing costs	—	(503.7)	—	(160.0)	—	(663.7)
Repayments under lending agreements	—	(5,832.1)	—	(2.7)	—	(5,834.8)
Early extinguishments of debt	—	(1,941.5)	—	—	—	(1,941.5)
Premiums paid on early extinguishments of debt	—	(225.9)	—	—	—	(225.9)
Scheduled debt retirement	—	—	—	(6.5)	—	(6.5)
Equity contribution from buyout	6,007.0	—	—	—	—	6,007.0
Non-controlling interests’ contributions, net of distributions	—	—	—	(7.6)	—	(7.6)
Excess tax benefit from stock equity plans	(50.5)	—	—	—	—	(50.5)
Other	—	(2.0)	(0.2)	(0.1)	—	(2.3)
Transfers from/(to) affiliates	11,597.2	(4,855.9)	(264.6)	(6,476.7)	—	—

Cash flows provided by/(used in) financing activities	17,553.7	913.9	(264.8)	(163.7)	—	18,039.1

Cash flows from discontinued operations
Cash flows from operating activities	—	—	1.6	—	—	1.6

Cash flows provided by discontinued operations	—	—	1.6	—	—	1.6

Net increase/(decrease) in cash and cash equivalents	50.4	394.2	(8.5)	(41.1)	—	395.0
Cash and cash equivalents, beginning of period	2.3	10.5	263.0	335.1	—	610.9

Cash and cash equivalents, end of period	$52.7	$404.7	$254.5	$294.0	$—	$1,005.9

HARRAH’S ENTERTAINMENT, INC.

(PREDECESSOR ENTITY)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD

JANUARY 1, 2008 THROUGH JANUARY 27, 2008

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Cash flows provided by/(used in) operating activities	$43.9	$(106.4)	$(25.3)	$95.0	$—	$7.2

Cash flows from investing activities
Land, buildings, riverboats and equipment additions, net of changes in construction payable	—	(1.4)	(66.3)	(57.9)	—	(125.6)
Payments for businesses acquired, net of cash acquired	—	—	—	0.1	—	0.1
Proceeds from other asset sales	—	—	0.1	3.0	—	3.1
Other	—	—	(1.2)	(0.5)	—	(1.7)

Cash flows used in investing activities	—	(1.4)	(67.4)	(55.3)	—	(124.1)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issue costs	—	11,316.3	—	—	—	11,316.3
Deferred financing costs	—	—	—	—	—	—
Repayments under lending agreements	—	(11,288.6)	—	(0.2)	—	(11,288.8)
Early extinguishments of debt	—	—	(87.7)	—	—	(87.7)
Non-controlling interests’ distributions, net of contributions	—	—	—	(1.6)	—	(1.6)
Proceeds from exercises of stock options	2.4	—	—	—	—	2.4
Excess tax benefit from stock equity plans	77.5	—	—	—	—	77.5
Other	—	—	(0.7)	(0.1)	—	(0.8)
Transfers (to)/from affiliates	(121.5)	75.4	90.5	(44.4)	—	—

Cash flows (used in)/provided by financing activities	(41.6)	103.1	2.1	(46.3)	—	17.3

Cash flows from discontinued operations
Cash flows from operating activities	—	—	0.5	—	—	0.5

Cash flows provided by discontinued operations	—	—	0.5	—	—	0.5

Net increase/(decrease) in cash and cash equivalents	2.3	(4.7)	(90.1)	(6.6)	—	(99.1)
Cash and cash equivalents, beginning of period	—	15.2	353.1	341.7	—	710.0

Cash and cash equivalents, end of period	$2.3	$10.5	$263.0	$335.1	$—	$610.9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial position and operating results of Harrah’s Entertainment, Inc. (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as “Harrah’s Entertainment,” the “Company,” “we,” “our” and “us”) for the quarter and nine months ended September 30, 2009 and 2008, updates, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our 2008 Annual Report on Form 10-K.

ACQUISITION BY PRIVATE EQUITY FIRMS

On January 28, 2008, Harrah’s Entertainment was acquired by affiliates of Apollo Global Management, LLC (“Apollo”) and TPG Capital, LP (“TPG”) in an all cash transaction, hereinafter referred to as the “Merger.” In accordance with Generally Accepted Accounting Principles, we have separated our historical financial results for the period subsequent to the merger (the “Successor” period) and the period prior to the Merger (the “Predecessor” period). We have also combined the Successor and Predecessor periods results for the nine months ended September 30, 2008 in the presentations below because we believe that it enables a meaningful presentation and comparison of results. We have recast certain amounts for prior periods to conform to our 2009 presentation. Because the quarter and nine months ended September 30, 2009 income from operations includes impairment charges, the following tables also present income from operations before impairment charges to provide more meaningful comparisons of results. This presentation is not in accordance with GAAP.

OPERATING RESULTS AND DEVELOPMENT PLANS

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

Las Vegas	Atlantic City	Louisiana/Mississippi	Iowa/Missouri
Caesars Palace	Harrah’s Atlantic City	Harrah’s New Orleans	Harrah’s St. Louis
Bally’s Las Vegas	Showboat Atlantic City	Harrah’s Louisiana Downs	Harrah’s North Kansas City
Flamingo Las Vegas	Bally’s Atlantic City	Horseshoe Bossier City	Harrah’s Council Bluffs
Harrah’s Las Vegas	Caesars Atlantic City	Grand Biloxi	Horseshoe Council Bluffs/
Paris Las Vegas	Harrah’s Chester (1)	Harrah’s Tunica	Bluffs Run
Rio		Horseshoe Tunica
Imperial Palace		Sheraton Tunica
Bill’s Gamblin’ Hall & Saloon

Illinois/Indiana	Other Nevada	Managed/International/Other
Horseshoe Southern Indiana	Harrah’s Reno	Harrah’s Ak-Chin (2)
Harrah’s Joliet (1)	Harrah’s Lake Tahoe	Harrah’s Cherokee (2)
Harrah’s Metropolis	Harvey’s Lake Tahoe	Harrah’s Rincon (2)
Horseshoe Hammond	Bill’s Lake Tahoe	Conrad Punta del Este (1)
	Harrah’s Laughlin	Caesars Windsor (3)
London Clubs International (4)

(1)	Not wholly-owned by Harrah’s Entertainment.

(2)	Managed, not owned.

(3)	We have a 50 percent interest in Windsor Casino Limited, which manages this property. The province of Ontario owns the complex.

(4)	Operates 11 casino clubs in the United Kingdom, 2 in Egypt and 1 in South Africa. One of the properties is managed and two others are not wholly-owned.

Included in income from operations for each grouping are project opening costs and write-downs, reserves and recoveries. Project opening costs include costs incurred in connection with expansion and renovation projects at various properties. Write-downs, reserves and recoveries include various pretax charges to record tangible asset impairments, contingent liability reserves, project write-offs, demolition costs, recoveries of previously recorded charges and other non-routine transactions.

Overall Operating Results

Quarter Results

(In millions)	Successor Quarter Ended September 30, 2009	Successor Quarter Ended September 30, 2008	Percentage Increase/ (Decrease)
Casino revenues	$1,822.0	$2,130.1	(14.5)%
Net revenues	2,282.2	2,645.9	(13.7)%
(Loss)/income from operations	(1,050.2)	349.6	N/M
Income from operations before impairment charges	278.4	349.6	(20.4)%
Loss from continuing operations, net of tax	(1,621.0)	(123.2)	N/M
Loss attributable to Harrah’s Entertainment, Inc.	(1,624.3)	(129.7)	N/M
Operating margin	(46.0)%	13.2%	N/M
Operating margin before impairment charges	12.2%	13.2%	(1.0	) pts

Year-to-Date Results

(In millions)	Successor Nine months Ended September 30, 2009	Successor Period Jan. 28, 2008 through September 30, 2008	Predecessor Period Jan. 1, 2008 Through Jan. 27, 2008	Combined Nine Months Ended September 30, 2008	Percentage Increase/ (Decrease)
Casino revenues	$5,444.8	$5,653.2	$614.6	$6,267.8	(13.1)%
Net revenues	6,808.3	7,088.5	760.1	7,848.6	(13.3)%
(Loss)/income from operations	(758.5)	1,110.5	(36.8)	1,073.7	N/M
Income/(loss) from operations before impairment charges	867.2	1,110.5	(36.8)	1,073.7	(19.2)%
Income/(loss) from continuing operations, net of tax	548.4	(396.4)	(99.4)	(495.8)	N/M
Net income/(loss) attributable to Harrah’s Entertainment	532.0	(314.2)	(100.9)	(415.1)	N/M
Operating margin	(11.1)%	15.7%	(4.8)%	13.7%	N/M
Operating margin before impairment charges	12.7%	15.7%	(4.8)%	13.7%	(1.0	) pts

N/M = Not Meaningful

Revenues for the quarter and nine months ended September 30, 2009, were impacted by the current economic environment, which has reduced customer spending, particularly in the Las Vegas and Atlantic City markets. The earnings impact of the declines in revenue in 2009 compared to the same periods in 2008 was partially offset by company-wide cost savings initiatives that began in the third quarter of 2008. Income from continuing operations, net of tax, for the nine months ended September 30, 2009, reflects pre-tax charges of $1.6 billion for impairment of goodwill and certain intangible assets, which were more than offset by second quarter 2009 gains on early extinguishments of debt totaling $4.3 billion, pre-tax. The nine months ended September 30, 2008, included expenses incurred in connection with the Merger, primarily related to the accelerated vesting of employee stock options, stock appreciation rights (“SARs”) and restricted stock, higher interest expense and losses on the early extinguishments of debt, partially offset by proceeds from the settlement of insurance claims related to hurricane damage in 2005.

Las Vegas Results

Quarter Results

(In millions)	Successor Quarter Ended September 30, 2009	Successor Quarter Ended September 30, 2008	Percentage Increase/ (Decrease)
Casino revenues	$362.7	$429.3	(15.5)%
Net revenues	657.2	796.8	(17.5)%
(Loss)/income from operations	(778.8)	155.4	N/M
Income from operations before impairment charges	97.0	155.4	(37.6)%
Operating margin	(118.5)%	19.5%	N/M
Operating margin before impairment charges	14.8%	19.5%	(4.7	) pts

N/M = Not Meaningful

Year-to-Date Results

(In millions)	Successor Nine months Ended September 30, 2009	Successor Period Jan. 28, 2008 through September 30, 2008	Predecessor Period Jan. 1, 2008 Through Jan. 27, 2008	Combined Nine Months Ended September 30, 2008	Percentage Increase/ (Decrease)
Casino revenues	$1,113.5	$1,186.2	$138.7	$1,324.9	(16.0)%
Net revenues	2,048.8	2,279.2	253.6	2,532.8	(19.1)%
(Loss)/income from operations	(778.3)	497.3	51.9	549.2	N/M
Income from operations before impairment charges	352.6	497.3	51.9	549.2	(35.8)%
Operating margin	(38.0)%	21.8%	20.5%	21.7%	N/M
Operating margin before impairment charges	17.2%	21.8%	20.5%	21.7%	(4.5	) pts

For the quarter and nine months ended September 30, 2009, revenues and income from operations were lower than in the quarter and nine months ended September 30, 2008, driven by lower spend per visitor and declines in the group-travel business. While hotel occupancy remained strong, average room rates declined. Loss from operations for the nine months ended September 30, 2009, includes a total charge of $1.13 billion for the impairment of goodwill for certain Las Vegas properties, of which $255.1 million and $875.8 million were recorded in the second and third quarters of 2009, respectively.

An expansion and renovation of Caesars Palace Las Vegas was completed on the Octavius Tower, a new hotel tower with 110,000 square feet of additional meeting and convention space, three 10,000-square-foot, luxury villa suites and an expanded pool and garden area. We have deferred completion of approximately 660 rooms, including 75 luxury suites, within the hotel tower expansion as a result of current economic conditions impacting the Las Vegas tourism sector. The estimated total capital expenditures for the project, excluding the costs to complete the deferred rooms, are expected to be $685.4 million, $628.9 million of which had been spent as of September 30, 2009. The convention center is now open, and the remainder of the expansion project, other than the deferred rooms, was completed during the third quarter of 2009.

Atlantic City Results

Quarter Results

(In millions)	Successor Quarter Ended September 30, 2009	Successor Quarter Ended September 30, 2008	Percentage Increase/ (Decrease)
Casino revenues	$513.1	$633.4	(19.0)%
Net revenues	558.4	655.1	(14.8)%
(Loss)/income from operations	(98.5)	123.5	N/M
Income from operations before impairment charges	80.1	123.5	(35.1)%
Operating margin	(17.6)%	18.9%	N/M
Operating margin before impairment charges	14.3%	18.9%	(4.6	) pts

Year-to-Date Results

(In millions)	Successor Nine months Ended September 30, 2009	Successor Period Jan. 28, 2008 through September 30, 2008	Predecessor Period Jan. 1, 2008 Through Jan. 27, 2008	Combined Nine Months Ended September 30, 2008	Percentage Increase/ (Decrease)
Casino revenues	$1,455.3	$1,632.9	$163.4	$1,796.3	(19.0)%
Net revenues	1,558.5	1,663.2	160.8	1,824.0	(14.6)%
Income from operations	6.0	254.0	18.7	272.7	(97.8)%
Income from operations before impairment charges	184.6	254.0	18.7	272.7	(32.3)%
Operating margin	0.4%	15.3%	11.6%	15.0%	(14.6	) pts
Operating margin before impairment charges	11.8%	15.3%	11.6%	15.0%	(3.2	) pts

Revenues and income from operations for the quarter and nine months ended September 30, 2009, were lower than in the quarter and nine months ended September 30, 2008, due to reduced visitation and spend per trip. The Atlantic City market continues to be affected by competition from three slot facilities in eastern Pennsylvania and one in Yonkers, New York and the current weak economic environment. Included in loss from operations in the third quarter 2009 is a $178.6 million charge recorded in the quarter for impairment of goodwill of certain of the Atlantic City properties.

Louisiana/Mississippi Results

Quarter Results

(In millions)	Successor Quarter Ended September 30, 2009	Successor Quarter Ended September 30, 2008	Percentage Increase/ (Decrease)
Casino revenues	$283.7	$344.3	(17.6)%
Net revenues	310.4	368.2	(15.7)%
Income from operations	39.4	49.2	(19.9)%
Income from operations before impairment charges	45.4	49.2	(7.7)%
Operating margin	12.7%	13.4%	(0.7	) pts
Operating margin before impairment charges	14.6%	13.4%	1.2	pts

Year-to-Date Results

(In millions)	Successor Nine months Ended September 30, 2009	Successor Period Jan. 28, 2008 through September 30, 2008	Predecessor Period Jan. 1, 2008 Through Jan. 27, 2008	Combined Nine Months Ended September 30, 2008	Percentage Increase/ (Decrease)
Casino revenues	$878.2	$946.3	$99.0	$1,045.3	(16.0)%
Net revenues	959.8	1,010.8	106.1	1,116.9	(14.1)%
Income from operations	150.8	327.9	10.1	338.0	(55.4)%
Income from operations before impairment charges	156.8	327.9	10.1	338.0	(53.6)%
Operating margin	15.7%	32.4%	9.5%	30.3%	(14.6	) pts
Operating margin before impairment charges	16.3%	32.4%	9.5%	30.3%	(14.0	) pts

Revenues for the quarter and nine months ended September 30, 2009, from our properties in Louisiana and Mississippi were lower compared to the same periods in 2008 driven by lower visitation due to the current economic environment. Included in income from operations in the third quarter 2009 is a $6.0 million charge recorded in the quarter for impairment of goodwill of certain of the properties within the Louisiana/Mississippi region.

Income from operations for the nine months ended September 30, 2008, included insurance proceeds of $185.4 million from the final settlement of claims related to the 2005 hurricanes. The proceeds are included in Write-downs, reserves and recoveries in our 2008 Consolidated Condensed Statement of Operations. Excluding the insurance proceeds in 2008 from the year-over-year comparison, operating margin for the Louisiana/Mississippi group of properties improved 2.6 percentage points as a result of cost savings initiatives.

Construction began in third quarter 2007 on Margaritaville Casino & Resort in Biloxi. We have halted construction on this project, and will continue to review and refine the project in light of the current economic environment, market conditions on the Gulf Coast and the current financing environment. We license the Margaritaville name from an entity affiliated with the singer/songwriter Jimmy Buffett. As of September 30, 2009, $178.8 million had been spent on this project.

Iowa/Missouri Results

Quarter Results

(In millions)	Successor Quarter Ended September 30, 2009	Successor Quarter Ended September 30, 2008	Percentage Increase/ (Decrease)
Casino revenues	$179.8	$184.9	(2.8)%
Net revenues	192.9	198.0	(2.6)%
Income from operations	48.5	41.8	16.0%
Operating margin	25.1%	21.1%	4.0	pts

Year-to-Date Results

(In millions)	Successor Nine months Ended September 30, 2009	Successor Period Jan. 28, 2008 through September 30, 2008	Predecessor Period Jan. 1, 2008 Through Jan. 27, 2008	Combined Nine Months Ended September 30, 2008	Percentage Increase/ (Decrease)
Casino revenues	$539.8	$503.9	$52.5	$556.4	(3.0)%
Net revenues	577.1	537.3	55.8	593.1	(2.7)%
Income from operations	146.1	112.8	7.7	120.5	21.2%
Operating margin	25.3%	21.0%	13.8%	20.3%	5.0	pts

Revenues for the quarter and nine months ended September 30, 2009 at our Iowa and Missouri properties were slightly lower compared to the same periods last year, but income from operations was higher than in the prior year periods due to cost savings initiatives across all properties within the region.

Illinois/Indiana Results

Quarter Results

(In millions)	Successor Quarter Ended September 30, 2009	Successor Quarter Ended September 30, 2008	Percentage Increase/ (Decrease)
Casino revenues	$288.2	$299.9	(3.9)%
Net revenues	284.7	301.9	(5.7)%
(Loss)/income from operations	(153.3)	21.5	N/M
Income from operations before impairment charges	27.4	21.5	27.4%
Operating margin	(53.8)%	7.1%	N/M
Operating margin before impairment charges	9.6%	7.1%	2.5	pts

Year-to-Date Results

(In millions)	Successor Nine Months Ended September 30, 2009	Successor Period Jan. 28, 2008 through September 30, 2008	Predecessor Period Jan. 1, 2008 Through Jan. 27, 2008	Combined Nine Months Ended September 30, 2008	Percentage Increase/ (Decrease)
Casino revenues	$908.6	$810.1	$86.9	$897.0	1.3%
Net revenues	901.1	804.5	85.5	890.0	1.2%
(Loss)/income from operations	(65.3)	91.3	8.7	100.0	N/M
Income from operations before impairment charges	115.4	91.3	8.7	100.0	15.4%
Operating margin	(7.2)%	11.3%	10.2%	11.2%	N/M
Operating margin before impairment charges	12.8%	11.3%	10.2%	11.2%	1.6	pts

Revenues were lower for the quarter ended September 30, 2009 due to reduced visitation and spend per trip. For the nine months ended September 30, 2009, revenue results were slightly higher driven by the renovation and expansion at Horseshoe Hammond that opened in August 2008. Cost savings initiatives at properties in the region also contributed to the increase in income from operations for both the quarter and year-to-date periods in 2009. Loss from operations compared unfavorably in the third quarter 2009 versus the prior year period as a result of a $180.7 million charge recorded in the 2009 quarter for impairments of goodwill and non-amortizing intangibles of certain of the Illinois / Indiana region properties.

Other Nevada Results

Quarter Results

(In millions)	Successor Quarter Ended September 30, 2009	Successor Quarter Ended September 30, 2008	Percentage Increase/ (Decrease)
Casino revenues	$108.7	$133.9	(18.8)%
Net revenues	141.5	170.4	(17.0)%
Income from operations	29.4	33.7	(12.8)%
Operating margin	20.8%	19.8%	1.0	pts

Year-to-Date Results

(In millions)	Successor Nine months Ended September 30, 2009	Successor Period Jan. 28, 2008 through September 30, 2008	Predecessor Period Jan. 1, 2008 Through Jan. 27, 2008	Combined Nine Months Ended September 30, 2008	Percentage Increase/ (Decrease)
Casino revenues	$289.1	$332.4	$30.2	$362.6	(20.3)%
Net revenues	370.6	419.0	38.9	457.9	(19.1)%
Income from operations	48.5	59.7	0.5	60.2	(19.4)%
Operating margin	13.1%	14.2%	1.3%	13.1%	—	pts

For the quarter and nine months ended September 30, 2009, revenues from our Nevada properties outside of Las Vegas were lower than in the respective 2008 period due to lower customer spend per trip. In the third quarter 2009, the impact of lower revenues on income from operations was partially offset by cost savings initiatives implemented at the properties. Despite decreased revenues and income from operations in the first nine months of 2009 when compared to the same period of 2008, operating margin remained stable due to cost savings initiatives.

Managed/International/Other

Quarter Results

(In millions)	Successor Quarter Ended September 30, 2009	Successor Quarter Ended September 30, 2008	Percentage Increase/ (Decrease)
Revenues
Managed	$9.8	$16.6	(41.0)%
International	102.0	116.6	(12.5)%
Other	25.3	22.3	13.5%

Total revenues	$137.1	$155.5	(11.8)%

Income/(loss) from operations
Managed	$4.1	$7.5	(45.3)%
International	(41.3)	(4.0)	N/M
Other	(60.0)	(43.3)	(38.6)%

Total loss from operations	$(97.2)	$(39.8)	N/M

N/M = Not Meaningful

Year-to-Date Results

(In millions)	Successor Period Nine Months Ended September 30, 2009	Successor Period Jan. 28, 2008 through September 30, 2008	Predecessor Period Jan. 1, 2008 through Jan. 27, 2008	Combined Nine Months Ended September 30, 2008	Percentage Increase/ (Decrease)
Revenues
Managed	$29.9	$45.9	$5.0	$50.9	(41.3)%
International	308.5	275.9	51.2	327.1	(5.7)%
Other	54.0	52.7	3.2	55.9	(3.4)%

Total revenues	$392.4	$374.5	$59.4	$433.9	(9.6)%

Income/(loss) from operations
Managed	$12.0	$18.3	$4.0	$22.3	(46.2)%
International	(36.7)	(65.2)	2.2	(63.0)	41.7%
Other	(129.6)	(66.6)	(6.5)	(73.1)	(77.3)%

Total loss from operations	$(154.3)	$(113.5)	$(0.3)	$(113.8)	(35.6)%

N/M=Not Meaningful

Managed, international and other results include income from our managed properties, results of our international properties, certain marketing and administrative expenses, including development costs, income from our non-consolidated affiliates, and our businesses related to the World Series of Poker® (“WSOP”) brand. The decline in revenues for the quarter and nine months ended September 30, 2009, reflected the impact of the current economic environment on our managed and international properties. For the quarter and nine months ended September 30, 2009, (Loss)/income from operations in our international businesses improved due to cost savings initiatives at our London Clubs properties.

Other losses from operations for the quarter and nine months ended September 30, 2009, were unfavorably impacted by a charges for the impairment of certain tangible and intangible assets. For the quarter and nine months ended September 30, 2009, impairment charges of goodwill and other non-amortizing intangible assets totaled $87.5 million and $129.5 million, respectively. In addition, an impairment charge was recorded on tangible assets which totaled approximately $35.8 million, which was partially offset by reversal of litigation accruals totaling approximately $30 million.

Other Factors Affecting Net Income

Quarter Results

(In millions) Expense/(income)	Successor Quarter Ended September 30, 2009	Successor Quarter Ended September 30, 2008	Percentage Increase/ (Decrease)
Corporate expense	$39.7	$34.7	14.4%
Merger and integration costs	—	1.0	N/M
Amortization of intangible assets	44.2	38.8	13.9%
Interest expense, net	444.5	533.4	(16.7)%
Losses/(gains) on early extinguishments of debt	1.5	(7.4)	N/M
Other income	(4.1)	(7.2)	(43.1)%
Provision/(benefit) for income taxes	128.9	(46.0)	N/M
Income attributable to non-controlling interests	3.2	7.2	(55.6)%
Loss/(income) from discontinued operations, net of income taxes	0.1	(0.7)	N/M

N/M = Not Meaningful

Year-to-Date Results

(In millions) Expense/(income)	Successor Nine months Ended September 30, 2009	Successor Period Jan. 28, 2008 through September 30, 2008	Predecessor Period Jan. 1, 2008 Through Jan. 27, 2008	Combined Nine Months Ended September 30, 2008	Percentage Increase/ (Decrease)
Corporate expense	$111.7	$95.9	$8.5	$104.4	7.0%
Merger and integration costs	0.3	23.1	125.6	148.7	(99.8)%
Amortization of intangible assets	131.7	119.2	5.5	124.7	5.6%
Interest expense, net	1,404.7	1,469.4	89.7	1,559.1	(9.9)%
(Gains)/losses on early extinguishments of debt	(4,279.2)	203.9	—	203.9	N/M
Other income	(23.2)	(18.7)	(1.1)	(19.8)	17.2%
Provision/(benefit) for income taxes	1,590.8	(147.7)	(26.0)	(173.7)	N/M
Income attributable to non-controlling interests	16.1	6.2	1.6	7.8	N/M
Loss/(income) from discontinued operations, net of income taxes	0.3	(88.4)	(0.1)	(88.5)	N/M

N/M = Not Meaningful

Corporate expense increased in the quarter and nine months ended September 30, 2009 from the same periods in the prior year due to expenses related to the debt exchange offer and other advisory services, partially offset by the continued realization of cost savings initiatives that began in the third quarter of 2008.

Merger and integration costs in 2008 include costs in connection with the Merger, including the expense related to the accelerated vesting of employee stock options, SARs and restricted stock.

Amortization of intangible assets was slightly higher in the quarter and nine months ended September 30, 2009 when compared to the same periods in 2008 due to finalization of the purchase price allocation in connection with the Merger. Until the finalization of the purchase price allocation in the fourth quarter of 2008, amortization was estimated based on a preliminary purchase price allocation.

We completed debt exchanges in December 2008 and April 2009, and have purchased debt on the open market throughout 2009, the combination of which has reduced our overall outstanding indebtedness as of September 30, 2009 when compared to September 30, 2008. This reduced indebtedness has in turn reduced our interest expense for the quarter and nine months ended September 30, 2009 when compared to the period from January 28, 2008 through September 30, 2008 and the period from January 1, 2008 through January 27, 2008. We also have in place interest rate swap agreements to fix interest rates on a portion of our debt as further discussed in the DEBT AND LIQUIDITY section herein. Interest expense for the nine months ended September 30, 2008 included losses resulting from changes in the fair value of our interest rate swap agreements prior to their designation as hedging instruments.

A change in interest rates on variable-rate debt will impact our financial results. For example, assuming a constant outstanding balance for our variable-rate debt, excluding $6.5 billion of variable-rate debt for which we have entered into interest rate swap agreements, for the next twelve months, a hypothetical 1% increase in corresponding interest rates would increase interest expense for the next twelve months by approximately $67.0 million, or $17.0 million per quarter. At September 30, 2009, the 3-Month USD LIBOR rate was 0.298%. A hypothetical reduction of this rate to 0% would decrease interest expense for the next twelve months by approximately $22.5 million, or $5.6 million per quarter. At September 30, 2009, our variable-rate debt, excluding $6.5 billion of variable-rate debt for which we have entered into interest rate swap agreements, represents approximately 34.4% of our total debt, while our fixed-rate debt is approximately 65.6% of our total debt. In addition to the swap agreements, we have an interest rate cap agreement for a notional amount of $6.5 billion at a LIBOR cap rate of 4.5%.

Losses on early extinguishments of debt for the quarter ended September 30, 2009 represent write-off of unamortized discounts related to our purchases of certain of our debt in the open market. Gains on early extinguishments of debt for the first nine months of 2009 represent discounts related to our exchange of certain outstanding debt for new debt in the first half of 2009 and purchases of debt in the open market during the first nine months of 2009. Losses on early extinguishments of debt in 2008 represented premiums paid and the write-offs of unamortized deferred financing costs and market value premiums related to debt retired in connection with the Merger.

Other income includes higher interest income on the cash surrender value of life insurance policies in the quarter and nine months ended September 30, 2009. Other income in the nine months ended September 30, 2008, included receipt of insurance proceeds related to executive life insurance policies related to the Company’s deferred compensation plan. The effective tax provision rate for the quarter and nine months ended September 30, 2009, is higher than the federal statutory rate due primarily to permanent book/tax differences, state income taxes and the non-deductibility of the goodwill impairment charge. The effective tax benefit rate for the quarter and nine months ended September 30, 2008, was lower than the federal statutory rate due primarily to non-deductible merger costs, permanent book/tax differences, international income taxes, and state income taxes.

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

Our planned development projects, if they go forward, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. We must also comply with covenants and restrictions set forth in our debt agreements. Cash needed to finance projects currently under development as well as additional projects being pursued is expected to be made available from operating cash flows, established debt programs (see DEBT AND LIQUIDITY), joint venture partners, specific project financing, guarantees of third-party debt and additional debt offerings. Our capital spending for the first nine months of 2009 totaled approximately $411.9 million. Estimated total capital expenditures for 2009 are expected to be between $445 million and $520 million.

DEBT AND LIQUIDITY

Our Consolidated Condensed Statements of Cash Flows reflect the impact on our consolidated operations of the success of our marketing programs and on-going cost containment focus and, in 2009, the impact of current economic conditions. For the first nine months of 2009, we reported cash flows provided by operating activities of $397.6 million compared to $668.0 million in the first nine months of 2008.

Our cash and cash equivalents totaled approximately $948.2 million at September 30, 2009, compared to $650.5 million at December 31, 2008.

We believe that our cash and cash equivalents balance, our cash flows from operations and the financing sources discussed herein will be sufficient to meet our expected operating requirements during the next twelve months and to fund capital expenditures. In addition, we may consider issuing additional debt in the future to refinance existing debt or to finance specific capital projects.

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

The following table presents our debt as of September 30, 2009, and December 31, 2008:

Detail of Debt (dollars in millions)	Maturity	Rate(s) at September 30, 2009	Balance at September 30, 2009	Balance at December 31, 2008
Credit Facilities and Secured Debt
Term Loans	2015	3.5%-3.6%	$5,840.1	$7,195.6
Revolving Credit Facility	2014	3.25%-3.5%	804.9	533.0
Senior Secured notes	2017	11.25%	2,044.3	—
CMBS financing	2013	3.27%	6,500.0	6,500.0
Second-Priority Senior Secured Notes	2018	10.0%	1,943.6	542.7
Second-Priority Senior Secured Notes	2015	10.0%	149.3	144.0
6.0% Secured debt	2010	6.0%	25.0	25.0
Chester Downs term loan	2016	12.375%	216.8	—
Other, various maturities	Varied	4.375%-5.75%	2.0	1.1
Subsidiary-guaranteed debt
Senior Notes, including senior interim loans	2016	10.75%	478.6	4,542.7
Senior PIK Toggle Notes, including senior interim loans	2018	10.75%	9.4	1,150.0
Unsecured Senior Debt
7.5%	2009	7.5%	—	6.0
5.5%	2010	5.5%	219.7	321.5
8.0%	2011	8.0%	30.9	47.4
5.375%	2013	5.375%	94.1	200.6
7.0%	2013	7.0%	0.7	0.7
5.625%	2015	5.625%	315.3	578.1
6.5%	2016	6.5%	249.3	436.7
5.75%	2017	5.75%	145.5	372.7
Floating Rate Contingent Convertible Senior Notes	2024	0.5%	0.2	0.2
Unsecured Senior Subordinated Notes
7.875%	2010	7.875%	159.6	287.0
8.125%	2011	8.125%	15.2	216.8
Other Unsecured Borrowings
5.3% special improvement district bonds	2035	5.3%	68.4	69.7
Other, various maturities	Varied	Varied	18.2	24.9
Capitalized Lease Obligations
6.42%-9.8%	to 2011	6.42%-9.8%	11.3	12.5

Total debt, net of unamortized discounts of $3,123.9 and premiums of $0.1			19,342.4	23,208.9
Current portion of long-term debt			(49.0)	(85.6)

Long-term debt			$19,293.4	$23,123.3

At September 30, 2009, $162.0 million, face amount, of our 7.875% Senior Subordinated Notes due March 15, 2010, $228.6 million, face amount, of our 5.5% Senior Notes due July 1, 2010, and $25.0 million, face value of our 6.0% Secured Debt due July 15, 2010, are classified as long-term in our Consolidated Condensed Balance Sheet because the Company currently has both the intent and the ability to refinance these notes under our revolving credit facility.

The majority of our debt is due after 2010. Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows and from borrowings under our established debt programs. Long-term obligations are expected to be paid through operating cash flows, refinancing of debt, joint venture partners or, if necessary, additional debt offerings.

Exchange Offers and Open Market Repurchases

From time to time, we may retire portions of our outstanding debt in open market purchases, privately negotiated transactions or otherwise. These repurchases will be funded through available cash from operations and from our established debt programs. Such repurchases are dependent on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.

As previously disclosed, on April 15, 2009, HOC completed private exchange offers to exchange approximately $3.6 billion aggregate principal amount of new 10.0% Second-Priority Senior Secured Notes due 2018 for approximately $5.4 billion principal amount of its outstanding debt due between 2010 and 2018. The new notes are guaranteed by Harrah’s Entertainment and are secured on a second-priority lien basis by substantially all of HOC’s and its subsidiaries’ assets that secure the senior secured credit facilities. In addition to the exchange offers, a subsidiary of Harrah’s Entertainment paid approximately $97 million to purchase for cash certain notes of HOC with an aggregate principal amount of approximately $523 million maturing between 2015 and 2017. The notes purchased pursuant to this tender offer will remain outstanding for HOC but will reduce Harrah’s Entertainment’s outstanding debt on a consolidated basis. Additionally, HOC paid approximately $4.8 million in cash to purchase notes of approximately $24 million aggregate principal amount from retail holders that were not eligible to participate in the exchange offers.

As a result of the exchange and tender offers, we recorded a pretax gain in the second quarter of 2009 of approximately $4.0 billion arising from this early extinguishment of debt. As a result of the receipt of the requisite consent of lenders having loans made under the Senior Unsecured Interim Loan Agreement (“Interim Loan Agreement”) representing more than 50% of the sum of all loans outstanding under the Interim Loan Agreement, waivers or amendments of certain provisions of the Interim Loan Agreement to permit HOC, from time to time, to buy back loans at prices below par from specific lenders in the form of voluntary prepayments of the loans by HOC on a non-pro rata basis are now operative. Included in the exchanged debt discussed above are approximately $297 million of 10.0% Second-Priority Senior Secured Notes that were exchanged for approximately $442 million principal amount of loans surrendered in the exchange offer for loans outstanding under the Interim Loan Agreement. As a result of these transactions, all loans outstanding under the Interim Loan Agreement have been retired.

The table below summarizes the open market purchase activity and exchange offers for the quarter and nine months ended September 30, 2009:

(In millions)	Quarter ended September 30, 2009	Nine months ended September 30, 2009
Face value of HOC Open Market Purchases:
5.50% due 7/01/2010	$11.0	$31.0
7.875% due 3/15/2010	75.9	92.9
8.00% due 02/01/2011	0.1	18.1
8.125% due 05/15/2011	121.3	174.0
5.375% due 12/15/2013	—	87.2
10.75% due 1/28/2016	—	265.0

Face value of other HET Subsidiary Open Market Purchases:
5.625% due 06/01/2015	—	$138.0
5.750% due 06/01/2017	—	169.0
6.50% due 06/01/2016	—	24.0

Total Face Value of open market purchases	208.3	999.2
Cash paid for open market purchases	200.1	579.2

Net cash gain on purchases	8.2	420.0
Write-off of unamortized discounts and debt fees	(9.7)	(163.8)
Pre-tax gain on debt exchanges	—	4,023.0

Aggregate (losses)/gains on early extinguishments of debt	$(1.5)	$4,279.2

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

Note Offering and Credit Facility Amendment

On June 3, 2009, HOC entered into an amendment and waiver to its credit agreement to, among other things: (i) allow for one or more future issuances of additional secured notes or loans which may include, in each case, indebtedness secured on a pari passu basis with the obligations under its senior secured credit facilities, so long as, in each case, among other things, an agreed amount of the net cash proceeds from any such issuance are used to prepay term loans and revolving loans under such senior secured credit facilities at par; (ii) exclude from the maintenance covenant under its senior secured credit facilities (a) notes secured with a first priority lien on the assets of HOC and its subsidiaries that secure the senior secured credit facilities that collectively result in up to $2 billion of net proceeds (provided that the aggregate face amount of all such notes shall not collectively exceed $2.2 billion) and (b) up to $250 million aggregate principal amount of consolidated debt of subsidiaries that are not wholly owned subsidiaries; (iii) subject to specified procedures, allow HOC to buyback loans from individual lenders at negotiated prices, which may be less than par and (iv) subject to the requirement to make such offers on a pro rata basis to all lenders, allow HOC to agree with certain lenders to extend the maturity of their term loans or revolving commitments, and for HOC to pay increased interest rates or otherwise modify the terms of their loans or revolving commitments in connection with such an extension

During June 2009, HOC issued $1.375 billion principal amount of 11.25% senior secured notes due 2017 (“Original First Lien Notes”). On September 11, 2009, HOC issued an additional $720 million principal amount of 11.25% senior secured notes due 2017 (“Additional First Lien Notes”). Both the Original First Lien Notes and the Additional First Lien Notes are secured with a first priority lien on the assets of HOC and the subsidiaries that secure the senior secured credit facilities. HOC used the net proceeds from the September 2009 private offering to repay a portion of it’s existing term loan and the debt under our revolving credit facility under HOC’s senior secured credit facilities, of which approximately $0.1 billion was used to permanently reduce commitments under the revolving credit facility and approximately $0.5 billion was used to reduce amounts due on the term loan during the third quarter 2009; remaining amounts were used to temporarily reduce amounts under the revolving credit facility.

Credit Agreement and Incremental Facility Amendment

As of September 30, 2009, our senior secured credit facilities (the “Credit Facilities”) provide for senior secured financing of up to $7.47 billion, consisting of (i) senior secured term loan facilities in an aggregate principal amount of up to $5.84 billion maturing on January 28, 2015 and (ii) a senior secured revolving credit facility in an aggregate principal amount of $1.63 billion, maturing January 28, 2014, including both a letter of credit sub-facility and a swingline loan sub-facility. The credit facilities require scheduled quarterly payments on the term loans of $5 million, with the balance paid at maturity. During the third quarter of 2009, the term loan was reduced by approximately $0.5 billion and the revolving credit facility was permanently reduced by approximately $0.1 billion as a result of debt retirements; remaining amounts were used to temporarily reduce amounts under the revolving credit facility. A total of $6.6 billion in borrowings were outstanding under the Credit Facilities as of September 30, 2009, with an additional $162.2 million committed to letters of credit that were issued under the Credit Facilities. After consideration of these borrowings and letters of credit, $663 million of additional borrowing capacity was available to the Company under the Credit Facilities as of September 30, 2009.

The Credit Facilities also allow us to request one or more incremental term loan facilities and/or increase commitments under our revolving facility in an aggregate amount of up to $1.75 billion. On September 26, 2009, HOC entered into an amendment to its senior secured credit facilities to allow for $1.0 billion (of the $1.75 billion available) of incremental term loans under the Credit Facilities (“Incremental Facility Amendment”). On October 15, 2009, HOC borrowed the $1 billion available under the Incremental Facility Amendment, with the net proceeds used to temporarily repay most of our revolving debt under the Credit Facility. The additional $1.0 billion borrowed under the Incremental Facility Amendment matures on October 31, 2016 and bears interest at LIBOR plus 750 basis points, subject to a 200 basis point LIBOR floor.

Borrowings under the Credit Facilities bear interest at a rate equal to the then-current LIBOR rate or at a rate equal to the alternate base rate, in each case plus an applicable margin. In addition, on a quarterly basis, we are required to pay each lender (i) a commitment fee in respect of any unused commitments under the revolving credit facility and (ii) a letter of credit fee in respect of the aggregate face amount of outstanding letters of credit under the revolving credit facility. As of September 30, 2009, the Credit Facilities bore interest at LIBOR plus 300 basis points for the term loans and a portion of the revolver loan and at the alternate base rate plus 200 basis points for the remainder of the revolver loan and bore a commitment fee for unborrowed amounts of 50 basis points.

Certain covenants contained in HOC’s credit agreement require the maintenance of a senior first priority secured debt to last twelve months (LTM) Adjusted EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”), as defined in the agreements, ratio (“Senior Secured Leverage Ratio”). The amendment and waiver to our credit agreement excludes from the Senior Secured Leverage Ratio (a) the $1.375 billion Original First Lien Notes issued June 15, 2009 and the $720 million Additional First Lien Notes issued on September 11, 2009 and (b) up to $250 million aggregate principal amount of consolidated debt of subsidiaries that are not wholly owned subsidiaries. Certain covenants contained in HOC’s credit agreement governing its senior secured credit facilities, the indenture and other agreements governing HOC’s 10.0% Second-Priority Senior Secured Notes due 2015 and 2018,

Original First Lien Notes and Additional First Lien Notes restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet defined Adjusted EBITDA to Fixed Charges, senior secured debt to LTM Adjusted EBITDA and consolidated debt to LTM Adjusted EBITDA ratios. The covenants that restrict additional indebtedness and the ability to make future acquisitions require an LTM Adjusted EBITDA to Fixed Charges ratio (measured on a trailing four-quarter basis) of 2.0:1.0. Failure to comply with these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.

We believe we are in compliance with HOC’s credit agreement and indentures, including the Senior Secured Leverage Ratio, as of September 30, 2009. If our LTM Adjusted EBITDA were to decline significantly from the level achieved at September 30, 2009, it could cause us to exceed the Senior Secured Leverage Ratio and could be an Event of Default under HOC’s credit agreement. However, we could implement certain actions in an effort to minimize the possibility of a breach of the Senior Secured Leverage Ratio, including reducing payroll and other operating costs, deferring or eliminating certain maintenance, delaying or deferring capital expenditures, or selling assets. In addition, under certain circumstances, our credit agreement allows us to apply the cash contributions received by HOC as a capital contribution to cure covenant breaches. However, there is no guarantee that such contributions will be able to be secured.

Other Financing Transactions

In August 2009, Chester Downs and Marina LLC (“Chester Downs”), a majority-owned subsidiary of HOC, entered into an agreement to borrow under a senior secured term loan in the amount of $230 million and borrowed such amount, net of original issue discount. The proceeds of the term loan were used to pay off intercompany debt due to HOC and to repurchase equity interests from certain minority partners of Chester Downs. HOC currently owns 95.0% of Chester Downs.

Derivative Instruments

We account for derivative instruments in accordance with ASC 815, (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,”). ASC 815 requires that all derivative instruments be recognized in the financial statements at fair value. Any changes in fair value are recorded in the statements of operations or in other comprehensive income/(loss), depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction and the effectiveness of the hedge. The estimated fair values of our derivative instruments are based on market prices obtained from dealer quotes. Such quotes represent the estimated amounts we would receive or pay to terminate the contracts.

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

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of September 30, 2009, we have 10 interest rate swap agreements for notional amounts totaling $6.5 billion. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. The major terms of the interest rate swap agreements are as follows.

Effective Date	Notional Amount	Fixed Rate Paid	Variable Rate Received as of September 30, 2009	Next Reset Date	Maturity Date
	(In millions)
April 25, 2007	$200	4.898%	0.504%	October 26, 2009	April 25, 2011
April 25, 2007	200	4.896%	0.504%	October 26, 2009	April 25, 2011
April 25, 2007	200	4.925%	0.504%	October 26, 2009	April 25, 2011
April 25, 2007	200	4.917%	0.504%	October 26, 2009	April 25, 2011
April 25, 2007	200	4.907%	0.504%	October 26, 2009	April 25, 2011
September 26, 2007	250	4.809%	0.504%	October 26, 2009	April 25, 2011
September 26, 2007	250	4.775%	0.504%	October 26, 2009	April 25, 2011
April 25, 2008	2,000	4.276%	0.504%	October 26, 2009	April 25, 2013
April 25, 2008	2,000	4.263%	0.504%	October 26, 2009	April 25, 2013
April 25, 2008	1,000	4.172%	0.504%	October 26, 2009	April 25, 2012

Until February 15, 2008, our interest rate swap agreements were not designated as hedging instruments; therefore, gains or losses resulting from changes in the fair value of the swaps were recognized in earnings in the period of the change. On February 15, 2008, eight of our interest rate swap agreements for notional amounts totaling $3.5 billion were designated as cash flow hedging instruments and on April 1, 2008, the remaining swap agreements were designated as cash flow hedging instruments. At September 30, 2009, we removed the cash flow hedge designation for the $1.0 billion swap, thus reducing the total notional amount on interest rate swaps designated as cash flow hedging instruments to $5.5 billion. Upon designation as cash flow hedging instruments, only any measured ineffectiveness is recognized in earnings in the period of change. There was no measured ineffectiveness recognized in earnings for the quarter and nine months ended September 30, 2009, compared with a credit of $13.9 million and a net charge of $54.6 million, respectively, for the third quarter 2008 and the period from January 28, 2008 through September 30, 2008, due to changes in the fair values of swap agreements. Due to current interest rate levels, interest rates swaps increased interest expense $50.0 million and $147.6 million for the quarter and nine months ended September 30, 2009, respectively, compared to $26.6 million and $50.4 million, respectively, for the quarter ended September 30, 2008, and the period from January 28, 2008 through September 30, 2008. The variable rate did not materially change as a result of the October 26, 2009, reset.

Additionally, on January 28, 2008, we entered into an interest rate cap agreement to partially hedge the risk of future increases in the variable rate of the CMBS financing. The interest rate cap agreement, which was effective January 28, 2008, and terminates February 13, 2013, is for a notional amount of $6.5 billion at a LIBOR cap rate of 4.5%. The interest rate cap was designated as a cash flow hedging instrument on May 1, 2008. The change in the fair value of the interest rate cap did not impact interest expense for the third quarter and nine months ended September 30, 2009, whereas, for the quarter ended and period from January 28, 2008 through September 30, 2008, a credit of $0.1 million and a net charge of $12.2 million, respectively, representing the change in the fair value, are included in Interest expense in our Consolidated Condensed Statement of Operations.

As discussed previously, we borrowed $1 billion on October 15, 2009 under the Incremental Facility Amendment and used a majority of the net proceeds of these borrowings to pay down outstanding indebtedness under our Credit Facilities. As a result, we no longer have a sufficient amount of outstanding debt under the same terms as our interest rate swap agreements discussed above to support hedge accounting treatment for the full $6.5 billion in interest rate swaps. Therefore, as of September 30, 2009, we have undesignated the last hedge that we entered into, being the $1 billion hedge entered into on April 25, 2008. By undesignating this hedge, we will no longer account for this interest rate swap as a hedging instrument. Through September 30, 2009, we had deferred losses on this hedge contract of $22.3 million into equity, which will now be amortized into income as interest expense over the period from October 1, 2009 through April 25, 2012, the expiration date of the interest rate swap. Likewise, any future changes in fair value of the interest rate swap will be recognized in earnings during the period in which the changes in value occur.

Guarantees of Third-Party Debt and Other Obligations and Commitments

The tables below summarize, as of September 30, 2009, total material additions to or changes in our contractual obligations and other commitments through their respective maturity or ending dates, which were disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our 2008 Annual Report on Form 10-K.

Contractual Obligations(a) (In millions)	Increase/ (Decrease)	Total
Face value of debt, including capital lease obligations	$(1,998.1)	$22,464.2
Estimated interest payments (b)	(496.2)	9,886.9
Operating lease obligations	171.7	2,066.0
Purchase order obligations	(20.4)	30.9
Guaranteed payments to State of Louisiana	(45.0)	89.8
Construction commitments	(312.4)	405.1
Community reinvestment	(4.7)	119.9
Entertainment obligations	(24.3)	111.0
Other contractual obligations	(49.5)	556.6

(a)

In addition to the contractual obligations disclosed in this table, we have unrecognized tax benefits that, based on uncertainties associated with the items, we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities.

(b)	Estimated interest for variable rate debt is based on rates at September 30, 2009. Estimated interest includes the estimated impact of our interest rate swap and interest rate cap agreements.

Other Commitments (In millions)	Increase/ (Decrease)	Total
Letters of credit	$(13.5)	$161.9
Minimum payments to tribes	(10.4)	31.1

The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments, pursuant to these contracts for the three managed Indian-owned facilities now open, which extend for periods of up to 50 months from September 30, 2009, is $1.2 million. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.

Competitive Pressures

The gaming industry is highly competitive and our competitors vary considerably in size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, talent management and geographic diversity. We also compete with other non-gaming resorts and vacation areas, and with various other entertainment businesses. Our competitors in each market may have substantially greater financial, marketing and other resources than we do and there can be no assurance that they will not in the future engage in aggressive pricing action to compete with us. Although we believe we are currently able to compete effectively in each of the various markets in which we participate, we cannot make assurances that we will be able to continue to do so or that we will be capable of maintaining or further increasing our current market share. Our failure to compete successfully in our various markets could adversely affect our business, financial condition, results of operations and cash flows.

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

Several states and Indian tribes are also considering enabling the development and operation of casinos or casino-like operations in their jurisdictions. Due to harsh economic times affect states’ budgets, many are looking to add gambling within their states. The State of Ohio recently approved the use of Video Lottery Terminals (“VLT”) and in June 2009, Illinois state officials approved slot machines in bars and taverns.

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

SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES

We prepare our Consolidated Condensed Financial Statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated lives assigned to our assets, the determination of bad debt, asset impairment, fair value of guarantees and self-insurance reserves, the purchase price allocations made in connection with our acquisitions/merger and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our significant accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2008 Annual Report on Form 10-K. Significant changes to our accounting policies and any new accounting pronouncements are further discussed in Footnote 2 to the consolidated financial statements included in Item I of this Form 10-Q.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed-rate and variable-rate obligations. Of our approximate $19.3 billion total debt at September 30, 2009, $13.2 billion is subject to variable interest rates. To manage our interest rate risk, we have entered into interest rate swap agreements with respect to LIBOR borrowings for a notional amount of $6.5 billion of this variable rate debt, all of which fix the floating rates of interest to fixed rates. In addition to the swap agreements, we entered into an interest rate cap agreement for a notional amount of $6.5 billion at a LIBOR cap rate of 4.5%. Assuming a constant outstanding balance for our variable rate debt for the next twelve months, a hypothetical 1% increase in interest rates would increase interest expense for the next twelve months by approximately $67.0 million. At September 30, 2009, the 3-Month USD LIBOR rate was 0.298%. A hypothetical reduction of this rate to 0% would decrease interest expense for the next twelve months by approximately $22.5 million.

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. We do not purchase or hold any derivative financial instruments for trading purposes.

Foreign currency translation gains and losses were not material to our results of operations for third quarter 2009. Our only material ownership interests in businesses in foreign countries are London Clubs, Macau Orient Golf and an approximate 95% ownership of a casino in Uruguay. Therefore, we have not been subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future operating results or cash flows.

From time to time, we hold investments in various available-for-sale equity securities; however, our exposure to price risk arising from the ownership of these investments is not material to our consolidated financial position, results of operations or cash flows.

Item 4.	Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2009. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.	Controls and Procedures

Not applicable.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

Litigation Related to Employee Benefit Obligations

In December 1998, Hilton Hotels Corporation (“Hilton”) spun-off its gaming operations as Park Place Entertainment Corporation (“Park Place”). In connection with the spin-off, Hilton and Park Place entered into that certain Employee Benefits and Other Employment Allocation Agreement dated December 31, 1998 (the “Allocation Agreement”) whereby Park Place shall assume or retain, as applicable, liabilities and excess assets, if any, related to the Hilton Hotels Retirement Plan (the “Hilton Plan”) based on the accrued benefits of Hilton employees and Park Place employees. Park Place changed its name to Caesars Entertainment, Inc. (“Caesars”) and the Company acquired Caesars in June 2005. In 1999 and 2005, the United States District Court for the District of Columbia certified two nationwide class action lawsuits against Hilton alleging that the Hilton Plan’s benefit formula was backloaded in violation of ERISA, and that Hilton failed to properly calculate Hilton Plan participants’ service for vesting purposes. In May 2009, the Court issued a decision granting summary judgment to the plaintiffs. In November 2009, the plaintiffs and Hilton are scheduled to attend a Court-mandated mediation session in an effort to determine an appropriate remedy.

The Company received a letter from Hilton in October 2009 alleging potential liability under the above described claims and under the terms of the Allocation Agreement, and the Company may be responsible for a portion of the liability resulting from the claims noted above. We are monitoring the status of the lawsuit, remedy determination, and our potential liability, if any.

Certain of our legal proceedings are reported in our Annual Report on Form 10-K for the year ended December 31, 2008, with material developments described below.

Litigation Related to Our Operations

In April 2000, the Saint Regis Mohawk Tribe (the “Tribe”) granted Caesars the exclusive rights to develop a casino project in the State of New York. On April 26, 2000, certain individual members of the Tribe purported to commence a class action proceeding in a “Tribal Court” in Hogansburg, New York, against Caesars seeking to nullify Caesars’ agreement with the Tribe. On March 20, 2001, the “Tribal Court” purported to render a default judgment against Caesars in the amount of $1,787 million. Prior to our acquisition of Caesars in June 2005, it was believed that this matter was settled pending execution of final documents and mutual releases. Although fully executed settlement documents were never provided, on March 31, 2003, the United States District Court for the Northern District of New York dismissed litigation concerning the validity of the judgment, without prejudice, while retaining jurisdiction to reopen that litigation, if, within three months thereof, the settlement had not been completed. On June 22, 2007, a lawsuit was filed in the United States District Court for the Northern District of New York against us by certain trustees of the Catskill Litigation Trust alleging the Catskill Litigation Trust had been assigned the “Tribal Court” judgment and seeks to enforce it, with interest. According to a “Tribal Court” order, accrued interest through July 9, 2007, was approximately $1,014 million. On September 28, 2009, the Court entered summary judgment against the Tribe and dismissed the action, ruling that although alternative grounds were presented in the motion, the subject matter of the action was asserted in a prior action and settled by and oral agreement to end that matter with prejudice. On October 27, 2009, the Tribe filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit. We intend to oppose the appeal.

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

Baha Mar and Baha Mar Development Company Ltd. (“Baha Mar Development”) filed an Amended Answer and Counterclaims against CBIC and a Third Party Complaint dated June 18, 2008 against HOC in the Supreme Court of the State of New York. Baha Mar and the Baha Mar Development allege that CBIC wrongfully terminated the Subscription Agreement and that CBIC wrongfully failed to make capital contributions under the Joint Venture Investors Agreement, by and between CBIC and Baha Mar, dated January 12, 2007. In addition, Baha Mar and Baha Mar Development allege that HOC wrongfully failed to perform its purported obligations under the Harrah’s Baha Mar Joint Venture Guaranty, dated January 12, 2007. Baha Mar and Baha Mar Development assert claims for breach of contract, breach of fiduciary duty, promissory estoppel, equitable estoppel and negligent misrepresentation. Baha Mar and Baha Mar Development seek (i) declaratory relief; (ii) specific performance; (iii) the recovery of alleged monetary damages; (iv) the recovery of attorneys fees, costs, and expenses and (v) the dismissal with prejudice of CBIC’s Complaint. CBIC and HOC have each answered, denying all allegations of wrongdoing. In the second quarter 2009, both sides filed motions for summary judgment.

At the conclusion of oral argument on October 6, 2009, on cross motions for summary judgment, the Court stated that it was going to grant summary judgment to CBIC and HOC and that Baha Mar Development’s claims are dismissed. The Court stated that it will issue a written opinion, but the opinion has not been issued to date.

Other

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2009.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

3.1	Amended Certificate of Incorporation of Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-8 filed January 31, 2008.)

3.2	Bylaws of Harrah’s Entertainment, Inc., as amended on January 28, 2008. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed February 1, 2008.)

3.3	Restated Certificate of Incorporation of Harrah’s Operating Company, Inc. (f/k/a Embassy Suites, Inc.), as amended. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-4 filed October 29, 2008.)

3.4	Certificate of Amendment of Restated Certificate of Incorporation of Harrah’s Operating Company, Inc. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

3.5	Bylaws of Harrah’s Operating Company, Inc., as amended. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-4 filed October 29, 2008.)

4.1	Certificate of Designation of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated January 28, 2008. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-8 filed January 31, 2008.)

4.2	Indenture, dated as of December 18, 1998, among Harrah’s Operating Company, Inc. as obligor, Harrah’s Entertainment, Inc., as Guarantor, and IBJ Schroder Bank & Trust Company, as Trustee relating to the 7 1/2% Senior Notes Due 2009. (Incorporated by reference to the exhibit to the Registration Statement on Form S-3 of Harrah’s Entertainment, Inc. and Harrah’s Operating Company, Inc., File No. 333-69263, filed December 18, 1998.)

4.3	Indenture, dated as of November 9, 1999 between Park Place Entertainment Corp., as Issuer, and Norwest Bank Minnesota, N.A., as Trustee relating to the 8.5% Senior Notes due 2006 and 8.875% Senior Subordinated Notes due 2008. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.4	Officers’ Certificate, dated as of September 12, 2000 with respect to the 8.875% Senior Subordinated Notes due 2008. (Incorporated by reference to the exhibit to Park Place Entertainment Corporation’s Current Report on Form 8-K, filed September 19, 2000.)

4.5	First Supplemental Indenture, dated as of June 13, 2005, to Indenture dated as of November 9, 1999, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 8.5% Senior Notes due 2006 and the 8.875% Senior Subordinated Notes due 2008. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.6	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of November 9, 1999, as supplemented by certain Officers’ Certificates dated as of November 9, 1999 and September 12, 2000, and as further amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 8.5% Senior Notes due 2006 and the 8.875% Senior Subordinated Notes due 2008. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.7	Indenture, dated as of January 29, 2001, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and Bank One Trust Company, N.A., as Trustee, relating to the 8.0% Senior Notes Due 2011. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

Exhibit Number	Exhibit Description

4.8	Indenture, dated as of May 14, 2001, between Park Place Entertainment Corp., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-62508, filed June 7, 2001.)

4.9	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of May 14, 2001, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.10	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of May 14, 2001, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.11	Indenture, dated as of August 22, 2001, between Park Place Entertainment Corp., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7.50% Senior Notes due 2009. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-69838, filed September 21, 2001.)

4.12	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of August 22, 2001, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7.50% Senior Notes due 2009. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.13	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of August 22, 2001, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7.50% Senior Notes due 2009. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.14	Indenture, dated as of March 14, 2002, between Park Place Entertainment Corp., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-86142, filed April 12, 2002.)

4.15	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of March 14, 2002, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.16	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of March 14, 2002, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.17	Indenture, dated as of April 11, 2003, between Park Place Entertainment Corp., as Issuer, and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-104829, filed April 29, 2003.)

4.18	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of April 11, 2003, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

Exhibit Number	Exhibit Description

4.19	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, to the Indenture, dated as of April 11, 2003, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.20	Indenture, dated as of December 11, 2003, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.375% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

4.21	Indenture, dated as of June 25, 2004, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.50% Senior Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

4.22	Indenture, dated as of February 9, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Senior Floating Rate Notes due 2008. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)

4.23	Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.24	First Supplemental Indenture, dated as of September 9, 2005, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Registration Statement on Form S-3/A of Harrah’s Entertainment, Inc., File No. 333-127210, filed September 19, 2005.)

4.25	Second Supplemental Indenture, dated as of January 8, 2008, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

4.26	Third Supplemental Indenture, dated as of January 28, 2008, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed January 28, 2008)

4.27	Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed June 3, 2005.)

4.28	First Supplemental Indenture, dated as of August 19, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Harrah’s Entertainment, Inc., File No. 333-127840, filed August 25, 2005.)

4.29	Second Supplemental Indenture, dated as of September 28, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed October 3, 2005.)

4.30	Indenture dated as of September 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.75% Senior Notes due 2017. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed October 3, 2005.)

Exhibit Number	Exhibit Description

4.31	Indenture, dated as of June 9, 2006, between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 14, 2006.)

4.32	Officers’ Certificate, dated as of June 9, 2006, pursuant to Sections 301 and 303 of the Indenture dated as of June 9, 2006 between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 14, 2006.)

4.33	Indenture, dated as of February 1, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, relating to the 10.75% Senior Cash Pay Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed February 4, 2008.)

4.34	First Supplemental Indenture, dated as of June 12, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, relating to the 10.75% Senior Cash Pay Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

4.35	Second Supplemental Indenture, dated as of January 9, 2009, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee relating to the 10.75% Senior Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.)

4.36	Third Supplemental Indenture, dated as of March 26, 2009, by and among Harrah’s Operating Company, Inc., the Note Guarantors (as defined therein) and U.S. Bank National Association, as Trustee relating to the 10.75% Senior Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 30, 2009.)

4.37	Indenture, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as Trustee, relating to the 10.00% Second-Priority Senior Secured Notes due 2018 and 10.00% Second-Priority Senior Secured Notes due 2015. (Incorporated by reference to the exhibit filed with Company’s Registration Statement on Form S-4/A, filed December 24, 2008.)

4.38	First Supplemental Indenture, dated as of July 22, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as Trustee, relating to the 10.00% Second-Priority Senior Secured Notes due 2018 and 10.00% Second-Priority Senior Secured Notes due 2015. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

4.39	Indenture, dated as of April 15, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee and collateral agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed April 20, 2009.)

4.40	First Supplemental Indenture, dated May 18, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee relating to the 10.00% Second-Priority Senior Secured Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

4.41	Registration Rights Agreement, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., Citigroup Global Markets Inc., as lead dealer manager, and Banc of America Securities LLC, as joint dealer manager. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed December 30, 2008.)

4.42	Registration Rights Agreement, dated as of April 14, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as dealer managers. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed April 20, 2009.)

4.43	Indenture, dated as of June 10, 2009, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 15, 2009.)

4.44	Supplemental Indenture, dated as of June 10, 2009, by and among Harrah’s Operating Company, Inc. and U.S. Bank National Association, as trustee. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 15, 2009.)

Exhibit Number	Exhibit Description

4.45	Second Supplemental Indenture, dated as of September 11, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed September 17, 2009.)

4.46	Registration Rights Agreement, dated as of June 10, 2009, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and Banc of America Securities LLC, as representative of the initial purchasers. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 15, 2009.)

4.47	Registration Rights Agreement, dated as of September 11, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and J.P. Morgan Securities Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., as representatives of the initial purchasers. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed September 17, 2009.)

4.48	Stockholders’ Agreement, dated as of January 28, 2008, by and among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC, Hamlet Holdings LLC and Harrah’s Entertainment, Inc., and, solely with respect to Sections 3.01 and 6.07, Apollo Investment Fund VI, L.P. and TPG V Hamlet AIV, L.P. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

4.49	Services Agreement, dated as of January 28, 2008, by and among Harrah’s Entertainment, Inc., Apollo Management VI, L.P., Apollo Alternative Assets, L.P. and TPG Capital, L.P. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

4.50	Management Investor Rights Agreement, dated as of January 28, 2008, by and among Harrah’s Entertainment, Inc., Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Hamlet Holdings LLC and the stockholders that are parties thereto (incorporated by reference to Exhibit 4.2 to Harrah’s Entertainment, Inc.’s Registration Statement on Form S-8 filed January 31, 2008)

10.1	Credit Agreement, dated as of January 28, 2008, by and among Hamlet Merger Inc., Harrah’s Operating Company, Inc. as Borrower, the Lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent and Collateral Agent, Deutsche Bank AG New York Branch, as Syndication Agent, and Citibank, N.A., Credit Suisse, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Credit Partners L.P., Morgan Stanley Senior Funding, Inc., and Bear Sterns Corporate Lending, Inc., as Co-Documentation Agents. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

10.2	Amendment and Waiver to Credit Agreement, dated as of June 3, 2009, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., the lenders from time to time party thereto (the “Lenders”), Bank of America, N.A, as administrative agent, and the other parties thereto. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed June 11, 2009.)

10.3	Incremental Facility Amendment, dated as of September 26, 2009 to the Credit Agreement dated as of January 28, 2008. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed September 29, 2009.)

10.4	Amended and Restated Collateral Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009), among Harrah’s Operating Company, Inc., each Subsidiary Party that is party thereto and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K/A filed June 11, 2009.)

10.5	Amended and Restated Guaranty and Pledge Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009), made by Harrah’s Entertainment, Inc. (as successor to Hamlet Merger Inc.) in favor of Bank of America, N.A., as Administrative Agent and Collateral Agent. (Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K/A filed June 11, 2009.)

10.6	Intercreditor Agreement, dated as of January 28, 2008 by and among Bank of America, N.A. as administrative agent and collateral agent under the Credit Agreement, Citibank, N.A. as administrative agent under the Bridge-Loan Agreement and U.S. Bank National Association as Trustee under the Indenture. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

Exhibit Number	Exhibit Description

10.7	Intercreditor Agreement, dated as of December 24, 2008 among Bank of America, N.A. as Credit Agreement Agent, each Other First Priority Lien Obligations Agent from time to time, U.S. Bank National Association as Trustee and each collateral agent for any Future Second Lien Indebtedness from time to time. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

10.8	Joinder and Supplement to the Intercreditor Agreement, dated as of April 15, 2009 by and among U.S. Bank National Association , as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed April 20, 2009.)

10.9	First Lien Intercreditor Agreement, dated as of June 10, 2009, by and among Bank of America, N.A., as collateral agent for the First Lien Secured Parties and as Authorized Representative for the Credit Agreement Secured Parties, U.S. Bank National Association, as Authorized Representative for the Initial Other First Lien Secured Parties, and each additional Authorized Representative from time to time party to the First Lien Intercreditor Agreement. (Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K/A filed June 11, 2009.)

10.10	Joinder and Supplement to Intercreditor Agreement, by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, U.S. Bank National Association as a Second Priority Agent under the Intercreditor Agreement and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement. (Exhibit A thereto incorporated by reference to exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed March 17, 2009.) (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 15, 2009.)

10.11	Joinder and Supplement to the Intercreditor Agreement, dated as of September 11, 2009 by and among U.S. Bank National Association , as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed September 17, 2009.)

10.12	Other First Lien Secured Party Consent, dated as of September 11, 2009, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Amended and Restated Collateral Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009). (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed September 17, 2009.)

10.13	Other First Lien Secured Party Consent, dated as of September 11, 2009, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Amended and Restated Guaranty and Pledge Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009). (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed September 17, 2009.)

10.14	Amended and Restated Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Propco, LLC, Harrah’s Atlantic City Propco, LLC, Rio Propco, LLC, Flamingo Las Vegas Propco, LLC, Paris Las Vegas Propco, LLC and Harrah’s Laughlin Propco, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.15	Amended and Restated First Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 1, LLC, Harrah’s Atlantic City Mezz 1, LLC, Rio Mezz 1, LLC, Flamingo Las Vegas Mezz 1, LLC, Paris Las Vegas Mezz 1, LLC and Harrah’s Laughlin Mezz 1, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.16	Amended and Restated Second Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 2, LLC, Harrah’s Atlantic City Mezz 2, LLC, Rio Mezz 2, LLC, Flamingo Las Vegas Mezz 2, LLC, Paris Las Vegas Mezz 2, LLC and Harrah’s Laughlin Mezz 2, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.17	Amended and Restated Third Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 3, LLC, Harrah’s Atlantic City Mezz 3, LLC, Rio Mezz 3, LLC, Flamingo Las Vegas Mezz 3, LLC, Paris Las Vegas Mezz 3, LLC and Harrah’s Lauglin Mezz 3, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

Exhibit Number	Exhibit Description

10.18	Amended and Restated Fourth Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 4, LLC, Harrah’s Atlantic City Mezz 4, LLC, Rio Mezz 4, LLC, Flamingo Las Vegas Mezz 4, LLC, Paris Las Vegas Mezz 4, LLC and Harrah’s Laughlin Mezz 4, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.19	Amended and Restated Fifth Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 5, LLC, Harrah’s Atlantic City Mezz 5, LLC, Rio Mezz 5, LLC, Flamingo Las Vegas Mezz 5, LLC, Paris Las Vegas 5, LLC and Harrah’s Laughlin Mezz 5, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.20	Amended and Restated Sixth Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 6, LLC, Harrah’s Atlantic City Mezz 6, LLC, Rio Mezz 6, LLC, Flamingo Las Vegas Mezz 6, LLC, Paris Las Vegas Mezz 6, LLC and Harrah’s Laughlin Mezz 6, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.21	Amended and Restated Seventh Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 7, LLC, Harrah’s Atlantic City Mezz 7, LLC, Rio Mezz 7, LLC, Flamingo Las Vegas Mezz 7, LLC, Paris Las Vegas Mezz 7, LLC and Harrah’s Laughlin Mezz 7, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.22	Amended and Restated Eighth Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 8, LLC, Harrah’s Atlantic City Mezz 8, LLC, Rio Mezz 8, LLC, Flamingo Las Vegas Mezz 8, LLC, Paris Las Vegas Mezz 8, LLC and Harrah’s Laughlin Mezz 8, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.23	Amended and Restated Ninth Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 9, LLC, Harrah’s Atlantic City Mezz 9, LLC, Rio Mezz 9, LLC, Flamingo Las Vegas Mezz 9, LLC, Paris Las Vegas Mezz 9, LLC and Harrah’s Laughlin Mezz 9, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.24	Employment Agreement, made as of January 28, 2008, and amended on March 13, 2009, by and between Harrah’s Entertainment, Inc. and Gary W. Loveman. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

†10.25	Rollover Option Agreement, dated as of January 28, 2008, by and between Harrah’s Entertainment, Inc. and Gary W. Loveman. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

†10.26	Form of Employment Agreement between Harrah’s Operating Company, Inc. and J. Carlos Tolosa. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed April 11, 2008.)

†10.27	Form of Employment Agreement between Harrah’s Operating Company, Inc. and Jonathan S. Halkyard, Thomas M. Jenkin and John W. R. Payne. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed April 11, 2008.)

†10.28	Form of Severance Agreement entered into with Jonathan S. Halkyard, Thomas M. Jenkin, John W. R. Payne and J. Carlos Tolosa. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

10.29	Form of Indemnification Agreement entered into by Harrah’s Entertainment, Inc. and each of its directors and executive officers. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed October 6, 2008.)

†10.30	Financial Counseling Plan of Harrah’s Entertainment, Inc. as amended June 1996. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.31	Summary Plan Description of Executive Term Life Insurance Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

Exhibit Number	Exhibit Description

†10.32	Harrah’s Entertainment, Inc. 2009 Senior Executive Incentive Plan, effective January 1, 2009. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed December 15, 2008.)

†10.33	The 2001 Restatement of the Harrah’s Entertainment, Inc. Savings And Retirement Plan, effective January 1, 2002. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.)

†10.34	First Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective January 1, 1997. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.35	Second Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective January 1, 2002. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.36	Third Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective November 24, 2003. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.37	Fourth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan executed December 22, 2003. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.38	Fifth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective January 1, 2005. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.39	Sixth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan adopted July 20, 2005. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.40	Seventh Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan effective August 30, 2005. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.41	Eighth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan adopted September 20, 2006. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.42	Ninth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan adopted November 7, 2006. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.43	Tenth Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan executed December 29, 2006. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

†10.44	Eleventh Amendment to the 2001 Restatement of the Harrah’s Entertainment, Inc. Savings and Retirement Plan executed July 11, 2008. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.45	Twelfth Amendment to 2001 Restatement of The Harrah’s Entertainment, Inc. Savings and Retirement Plan, effective as of February 9, 2009. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed February 13, 2009.)

10.46	Trust Agreement dated June 20, 2001 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.)

10.47	Escrow Agreement, dated February 6, 1990, by and between The Promus Companies Incorporated, certain subsidiaries thereof, and Sovran Bank, as escrow agent (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 1989.)

10.48	Amendment to Escrow Agreement dated as of October 29, 1993 among The Promus Companies Incorporated, certain subsidiaries thereof, and NationsBank, formerly Sovran Bank. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

Exhibit Number	Exhibit Description

10.49	Amendment, dated as of June 7, 1995, to Escrow Agreement among The Promus Companies Incorporated, certain subsidiaries thereof and NationsBank. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed June 15, 1995.)

10.50	Amendment, dated as of July 18, 1996, to Escrow Agreement between Harrah’s Entertainment, Inc. and NationsBank. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

10.51	Amendment, dated as of October 30, 1997, to Escrow Agreement between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc. and NationsBank. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed March 10, 1998, File No. 1-10410.)

10.52	Amendment to Escrow Agreement, dated April 26, 2000, between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A., Successor to Bank of America, N.A. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

10.53	Letter Agreement with Wells Fargo Bank Minnesota, N.A., dated August 31, 2000, concerning appointment as Escrow Agent under Escrow Agreement for deferred compensation plans. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

†10.54	Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement dated January 11, 2006 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

†10.55	Amendment to the Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement effective January 28, 2008 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

†10.56	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan, effective August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.57	Amendment and Restatement of Harrah’s Entertainment, Inc. Deferred Compensation Plan, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.58	Amendment and Restatement of Park Place Entertainment Corporation Executive Deferred Compensation Plan, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.59	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.60	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.61	First Amendment to the Amendment and Restatement of Harrah’s Entertainment, Inc. Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of February 9, 2009. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed February 13, 2009.)

†10.62	Harrah’s Entertainment, Inc. Management Equity Incentive Plan, as amended December 10, 2008. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed December 15, 2008.)

†10.63	Stock Option Grant Agreement dated February 27, 2008 between Gary W. Loveman and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.64	Stock Option Grant Agreement dated February 27, 2008 between Jonathan S. Halkyard and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

Exhibit Number	Exhibit Description

†10.65	Stock Option Grant Agreement dated February 27, 2008 between J. Carlos Tolosa and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.66	Stock Option Grant Agreement dated February 27, 2008 between Thomas M. Jenkin and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.67	Form of Stock Option Grant Agreement dated July 1, 2008 between Harrah’s Entertainment, Inc. and each of Lynn C. Swann and Christopher J. Williams. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

14	Harrah’s Entertainment, Inc. Code of Business Conduct and Ethics for Principal Officers, adopted February 26, 2003. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 10, 2003.)

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2009

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2009.

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2009

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2009.

*99	Supplemental Discussion of Pro Forma Harrah’s Operating Company Results

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q pursuant to Item 6 of Form 10-Q.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRAH’S ENTERTAINMENT, INC.

November 12, 2009	By:	/S/ DIANE E. WILFONG
Vice President, Controller and Chief Accounting Officer