Form 10-Q/A
period 2009-09-30
HARRAHS ENTERTAINMENT INC
filed 2009-11-16
CIK 858339

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (“Amendment No. 1”) is being filed to amend Harrah’s Entertainment, Inc.’s (the “Company”) Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, previously filed on November 12, 2009 (the “Original Filing”), in order to correct the Company’s disclosures in Part II, Item 6, “Exhibits and Reports on Form 8-K” related to the Exhibit 99, Supplemental Discussion of Pro forma Harrah’s Operating Company, Inc. (HOC) Results. A substantial portion of the debt of the Company’s consolidated group is issued by HOC. Therefore, the Company provides supplemental information pertaining solely to the results of operations of HOC.

The Company erroneously presented the expense subcomponents of Casino, Food and Beverage, Rooms and Property general, administrative and other expense as shown in Exhibit 99 on HOC’s Condensed Combined Statement of Operations for the three and nine months ended September 30, 2009 in its Original Filing, although Total Operating Expenses and Net Loss were properly stated. The Company is filing this Amendment No. 1 to correct those line items in HOC’s Condensed Combined Statement of Operations for the three and nine months ended September 30, 2009. This error had no impact on the financial position, net loss or cash flows of either Harrah’s Entertainment, Inc. or HOC for the three and nine months ended September 30, 2009.

For the convenience of the reader, Exhibit 99 sets forth the originally filed Exhibit in its entirety. However, the only changes in this Amendment No. 1 to the original Exhibit 99 filed with the Original Filing are those caused by the revisions discussed above.

This Amendment No. 1 includes only Item 6, Exhibit 99, of Part II of the Original Filing and does not amend or update any other information contained in the Original Filing. This Amendment No. 1 should be read in conjunction with the Original Filing, which continues to speak as of the date of the Original Filing. Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of the Original Filing.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed or furnished as exhibits to this Amendment No. 1 on Form 10-Q/A under Item 6 of Part II hereof.

Part II—OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Exhibit Description

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 16, 2009.

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 16, 2009.

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 16, 2009.

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 16, 2009.

*99	Supplemental Discussion of Pro Forma Harrah’s Operating Company, Inc. Results

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRAH’S ENTERTAINMENT, INC.

November 16, 2009	By:	/S/ DIANE E. WILFONG
Vice President, Controller and Chief Accounting Officer

67